Form 10-Q
period 2007-08-31
MORGAN STANLEY
filed 2007-10-10
CIK 895421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

As of September 30, 2007, there were 1,061,228,375 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

MORGAN STANLEY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended August 31, 2007

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

ii

Item 1.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

	August 31, 2007	November 30, 2006
	(unaudited)
Assets
Cash and cash equivalents	$36,588	$20,606
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements (including securities at fair value of $13,865 at August 31, 2007 and $8,648 at November 30, 2006)	43,229	29,565
Financial instruments owned (approximately $155 billion and $125 billion were pledged to various parties at August 31, 2007 and November 30, 2006, respectively):
U.S. government and agency securities	40,333	39,352
Other sovereign government obligations	34,822	27,305
Corporate and other debt	159,971	158,864
Corporate equities	102,846	86,058
Derivative contracts	62,488	55,443
Investments	12,921	4,725
Physical commodities	2,704	3,031

Total financial instruments owned	416,085	374,778
Securities received as collateral	92,212	64,588
Collateralized agreements:
Securities purchased under agreements to resell	176,910	175,787
Securities borrowed	257,032	299,631
Receivables:
Consumer loans (net of allowances of $831 at November 30, 2006)	—	22,915
Customers	89,080	82,923
Brokers, dealers and clearing organizations	20,911	7,633
Other loans	16,127	11,908
Fees, interest and other	9,307	8,937
Other investments	12,722	3,232
Office facilities and other equipment, at cost (net of accumulated depreciation of $3,516 at August 31, 2007 and $3,645 at November 30, 2006)	4,193	4,086
Goodwill	2,554	2,792
Intangible assets (net of accumulated amortization of $159 at August 31, 2007 and $109 at November 30, 2006)	897	651
Other assets	7,284	11,160

Total assets	$1,185,131	$1,121,192

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

(dollars in millions, except share data)

	August 31, 2007	November 30, 2006
	(unaudited)
Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings	$30,845	$29,092
Deposits	23,268	28,343
Financial instruments sold, not yet purchased:
U.S. government and agency securities	19,480	26,168
Other sovereign government obligations	26,791	28,961
Corporate and other debt	9,796	10,336
Corporate equities	57,483	59,399
Derivative contracts	62,088	57,491
Physical commodities	459	764

Total financial instruments sold, not yet purchased	176,097	183,119
Obligation to return securities received as collateral	92,212	64,588
Collateralized financings:
Securities sold under agreements to repurchase	253,989	267,566
Securities loaned	145,145	150,257
Other secured financings	37,340	45,556
Payables:
Customers	171,316	134,907
Brokers, dealers and clearing organizations	10,812	7,635
Interest and dividends	5,177	4,746
Other liabilities and accrued expenses	28,466	24,975
Long-term borrowings	175,214	144,978

	1,149,881	1,085,762

Capital Units	—	66

Commitments and contingencies
Shareholders’ equity:
Preferred stock	1,100	1,100
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at August 31, 2007 and November 30, 2006;
Shares issued: 1,211,701,552 at August 31, 2007 and November 30, 2006;
Shares outstanding: 1,062,450,986 at August 31, 2007 and 1,048,877,006 at November 30, 2006	12	12
Paid-in capital	1,471	2,213
Retained earnings	42,043	41,422
Employee stock trust	5,738	4,315
Accumulated other comprehensive loss	(95)	(35)
Common stock held in treasury, at cost, $0.01 par value;
149,250,566 shares at August 31, 2007 and 162,824,546 shares at November 30, 2006	(9,281)	(9,348)
Common stock issued to employee trust	(5,738)	(4,315)

Total shareholders’ equity	35,250	35,364

Total liabilities and shareholders’ equity	$1,185,131	$1,121,192

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues:
Investment banking	$1,659	$1,138	$4,799	$3,252
Principal transactions:
Trading	1,381	2,843	10,377	9,488
Investments	558	300	2,442	1,229
Commissions	1,264	880	3,392	2,794
Asset management, distribution and administration fees	1,701	1,312	4,776	3,901
Interest and dividends	14,405	12,021	43,976	31,483
Other	262	119	855	367

Total revenues	21,230	18,613	70,617	52,514
Interest expense	13,272	11,549	42,141	30,524

Net revenues	7,958	7,064	28,476	21,990

Non-interest expenses:
Compensation and benefits	3,596	3,085	13,365	10,682
Occupancy and equipment	279	233	818	658
Brokerage, clearing and exchange fees	459	339	1,186	971
Information processing and communications	302	274	865	805
Marketing and business development	190	147	542	422
Professional services	507	459	1,436	1,281
Other	360	283	1,019	716

Total non-interest expenses	5,693	4,820	19,231	15,535

Income from continuing operations before (losses) gains from unconsolidated investees and income taxes	2,265	2,244	9,245	6,455
(Losses) gains from unconsolidated investees	(19)	20	(65)	25
Provision for income taxes	772	676	3,029	2,127

Income from continuing operations	1,474	1,588	6,151	4,353
Discontinued operations:
Gain from discontinued operations	111	399	1,024	1,435
Provision for income taxes	(42)	(136)	(378)	(522)

Gain on discontinued operations	69	263	646	913

Net income	$1,543	$1,851	$6,797	$5,266

Preferred stock dividend requirements	$17	$—	$50	$—

Earnings applicable to common shareholders	$1,526	$1,851	$6,747	$5,266

Earnings per basic common share:
Income from continuing operations	$1.45	$1.57	$6.08	$4.29
Gain on discontinued operations	0.07	0.26	0.65	0.90

Earnings per basic common share	$1.52	$1.83	$6.73	$5.19

Earnings per diluted common share:
Income from continuing operations	$1.38	$1.50	$5.79	$4.12
Gain on discontinued operations	0.06	0.25	0.61	0.87

Earnings per diluted common share	$1.44	$1.75	$6.40	$4.99

Average common shares outstanding:
Basic	1,002,330,181	1,010,468,365	1,002,687,312	1,014,846,804

Diluted	1,057,495,875	1,055,664,392	1,053,683,836	1,055,811,711

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net income	$1,543	$1,851	$6,797	$5,266
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	97	22	—	152
Net change in cash flow hedges	4	(10)	15	70
Unrealized losses on securities available for sale	(77)	—	(77)	—
Minimum pension liability adjustment	—	—	2	—

Comprehensive income	$1,567	$1,863	$6,737	$5,488

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Nine Months Ended August 31,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,797	$5,266
Adjustments to reconcile net income to net cash used for operating activities:
Losses (gains) from unconsolidated investees	65	(25)
Compensation payable in common stock and options	2,132	1,742
Depreciation and amortization	478	538
Provision for consumer loan losses	472	517
Gain on sale of Quilter Holdings Ltd.	(168)	—
Aircraft-related charges	—	125
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements	(13,661)	(3,856)
Financial instruments owned, net of financial instruments sold, not yet purchased	(42,669)	(67,756)
Securities borrowed	42,599	(38,783)
Securities loaned	(5,112)	18,544
Receivables and other assets	(23,204)	(11,019)
Payables and other liabilities	44,864	37,938
Securities purchased under agreements to resell	(1,123)	2,542
Securities sold under agreements to repurchase	(14,212)	9,678

Net cash (used for) operating activities	(2,742)	(44,549)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from (payments for):
Office facilities and aircraft under operating leases	(1,228)	1,327
Business acquisitions, net of cash acquired	(1,169)	(1,676)
Sale of Quilter Holdings Ltd.	476	—
Net principal disbursed on consumer loans	(4,776)	(10,145)
Sales of consumer loans	5,301	10,698
Purchases of securities available for sale	(13,194)	—
Sales of securities available for sale	4,216	—

Net cash (used for) provided by investing activities	(10,374)	204

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Short-term borrowings	4,624	(5,122)
Derivatives financing activities	298	1,002
Other secured financings	(14,663)	14,408
Deposits	15,188	6,512
Tax benefits associated with stock-based awards	242	60
Net proceeds from:
Issuance of preferred stock	—	1,097
Issuance of common stock	784	390
Issuance of long-term borrowings	54,426	33,263
Payments for:
Repayments of long-term borrowings	(21,970)	(14,888)
Redemption of Capital Units	(66)	—
Repurchases of common stock	(3,237)	(2,381)
Cash distribution in connection with the Discover Spin-off	(5,615)	—
Cash dividends	(913)	(864)

Net cash provided by financing activities	29,098	33,477

Net increase (decrease) in cash and cash equivalents	15,982	(10,868)
Cash and cash equivalents, at beginning of period	20,606	29,414

Cash and cash equivalents, at end of period	$36,588	$18,546

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Introduction and Basis of Presentation.

The Company.    Morgan Stanley (the “Company”) is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Global Wealth Management Group and Asset Management.

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

Asset Management provides global asset management products and services in equity, fixed income and alternative investments, which includes private equity, infrastructure, real estate, fund of funds and hedge funds, to institutional and retail clients through proprietary and third party retail distribution channels, intermediaries and the Company’s institutional distribution channel. Asset Management also engages in investment activities.

Discontinued Operations.

Discover.    On June 30, 2007, the Company completed the spin-off (the “Discover Spin-off”) of Discover Financial Services (“DFS”). The results of DFS prior to the Discover Spin-off are reported as discontinued operations for all periods presented.

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

Basis of Financial Information.    The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, the outcome of litigation and tax matters, incentive-based compensation accruals and other matters that affect the condensed consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of the condensed consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

In connection with the Company’s application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” in fiscal 2006,

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Reclassifications.

Deferred Compensation plans.    The Company maintains various deferred compensation plans for the benefit of certain employees. Beginning December 1, 2006, increases or decreases in assets or earnings associated with such plans are reflected in net revenues, and increases or decreases in liabilities associated with such plans are reflected in compensation expense. Previously, the increases or decreases in assets and liabilities associated with these plans were both recorded in net revenues. The amount of the reclassification that was recorded within net revenues was $172 million and $358 million for the quarter and nine month period ended August 31, 2006.

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

During the second quarter of fiscal 2007, the Company reclassified investments that are not accounted for at fair value (such as investments accounted for under the equity or cost method) from Other assets to Other investments. Gains and losses associated with these investments are primarily reflected in (Losses) gains from unconsolidated investees.

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

Segments.    Beginning in the second quarter of fiscal 2007, the Company’s real estate investing business is included within the results of the Asset Management business segment. Previously, this business was included in the Institutional Securities business segment. Real estate advisory activities and certain passive limited

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

partnership interests remain within Institutional Securities. Income before taxes associated with the real estate investing activities that were transferred to the Asset Management business segment was $46 million and $102 million for the quarter and nine months ended August 31, 2006. In addition, activities associated with certain shareholder recordkeeping services are included within the Global
Wealth Management Group business segment. Previously, these activities were included within the Asset Management business segment. These changes were made in order to reflect the manner in which these segments are currently managed.

For all of the above reclassifications, prior periods have been adjusted to conform to the current year’s presentation.

Consolidation.    The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and other entities in which the Company has a controlling financial interest.

For entities where (1) the total equity investment at risk is sufficient to enable the entity to finance its activities independently, and (2) the equity holders bear the economic residual risks of the entity and have the right to make decisions about the entity’s activities, the Company consolidates those entities it controls through a majority voting interest or otherwise. For entities that do not meet these criteria, commonly known as variable interest entities (“VIE”), the Company consolidates those entities where the Company absorbs a majority of the expected losses or a majority of the expected residual returns, or both, of such entities.

Notwithstanding the above, certain
securitization vehicles, commonly known as qualifying special purpose entities, are not consolidated by the Company if they meet certain criteria regarding the types of assets and derivatives they may hold, the types of sales they may engage in, and the range of discretion they may exercise in connection with the assets they hold.

For investments in entities in which the Company does not have a controlling financial interest, but has significant influence over operating and financial decisions, the Company generally applies the equity method of accounting, except in instances where the Company has elected to fair value certain investments that had previously been accounted for under the equity method (see Note 18).

Equity and partnership interests held by entities qualifying for accounting purposes as investment companies are carried at fair value.

The Company’s U.S. and international subsidiaries include Morgan Stanley & Co.
Incorporated (“MS&Co.”), Morgan Stanley & Co. International plc (“MSIP”), Morgan Stanley Japan Securities Co., Ltd. (“MSJS”) and Morgan Stanley Investment Advisors Inc. On April 1, 2007, the Company
merged Morgan Stanley DW Inc. (“MSDWI”) into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., became the Company’s principal U.S. broker-dealer.

Income Statement Presentation.    The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. In connection with the delivery of the various products and services to clients, the Company manages its revenues and related expenses in the aggregate. As such, when assessing the performance of its businesses, the Company considers its principal trading, investment banking, commissions and interest and dividend income, along with the associated interest expense, as one integrated activity for each of the Company’s separate businesses.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees
are recognized over the relevant contract period, generally quarterly or annually. In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account/fund performance to date versus the performance benchmark stated
in the investment management agreement.

Financial Instruments.    The Company’s financial instruments owned and financial
instruments sold, not yet purchased are recorded at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In connection with the Company’s adoption of SFAS No. 157 effective December 1, 2006, the Company categorizes its assets and liabilities that are accounted for at fair value in the condensed consolidated statements of financial condition into a fair value hierarchy as defined by SFAS No. 157. The fair value hierarchy is directly related to the amount of subjectivity associated with the inputs utilized to determine the fair value of these assets and liabilities. See Note 18 for further information about the fair value hierarchy and the Company’s assets and liabilities that are accounted for at fair value.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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
The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing parameters in a product (or a related product) may be used to derive a price without requiring significant judgment. In certain markets, such as for products that are less actively traded, observable market prices or market parameters are not available, and fair value is determined using techniques appropriate for each particular product. These techniques can, at times, involve a significant degree of judgment.

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

In the case of over-the-counter (“OTC”) derivative contracts, fair value is derived primarily using pricing models, which may require multiple market input parameters. Where appropriate, valuation adjustments are made to account for various factors, including credit quality and market liquidity. These adjustments are applied on a consistent basis and are based upon observable market data where available. The Company also uses pricing models to manage the risks introduced by OTC derivatives. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be modeled using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option pricing model, simulation models or a combination thereof, applied consistently. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. Pricing models take into account the contract terms, including the maturity, as well as market parameters such as interest rates, volatility and the creditworthiness of the counterparty. As a result of the Company’s adoption of SFAS No. 157, the impact of the Company’s own credit spreads are also considered when measuring the fair value of liabilities, including OTC derivative contracts.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Investment Activities.    Substantially all equity and
debt investments purchased in connection with private equity and other investment activities are recorded at fair value and are included within Financial instruments owned—Investments in the condensed consolidated statements of financial condition, and gains and losses are primarily reflected in Principal transactions—investment revenues. The carrying value of such investments reflects expected exit values based upon appropriate valuation techniques applied on a consistent basis. Such techniques employ various market, income and cost approaches to determine fair value at the measurement date. The Company’s partnership interests are included within Financial instruments owned—Investments in the condensed consolidated statements of financial condition and are recorded at fair value, which considers the fair value of the underlying partnership’s net assets.

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

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least monthly. The impact of hedge ineffectiveness on the condensed consolidated statements of income, primarily related to fair value hedges, was a gain of $67 million and $133 million for the quarter and nine month period ended August 31, 2007, respectively. The amount excluded from the assessment of hedge effectiveness was immaterial. If a derivative is de-designated as a hedge, it is thereafter accounted for as a financial instrument used for trading.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Fair Value Hedges—Credit Risk.

The Company has designated a portion of the credit derivative embedded in a non-recourse structured note liability as a fair value hedge of the credit risk arising from a loan receivable to which the structured note liability is specifically linked. Regression analysis is used to perform prospective and retrospective assessments of hedge effectiveness for this hedge relationship. The changes in the fair value of the derivative and the changes in the fair value of the hedged item provide offset of one another and, together with any resulting ineffectiveness, are recorded in Principal transactions—trading revenues.

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

Securitization Activities.    The
Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, U.S. agency collateralized mortgage obligations and other types of financial assets (see Note 3). The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. The exposure to credit losses from securitized loans is limited to the Company’s

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

retained contingent risk, which represents the Company’s retained interest in securitized loans. The gain or loss on the sale of financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. To determine fair values, observable market prices are used if available. However, observable market prices may not be available for certain retained interests so the Company estimates fair value based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, payment rates, forward yield curves and discount rates commensurate with the risks involved.

In
connection with the adoption of SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS No. 156”) on December 1, 2006, the Company has elected to fair value mortgage servicing rights (see Note 3).

Securities Available for Sale.    In the second quarter of fiscal 2007,
the Company purchased certain debt securities that have been classified as “securities available for sale”. Securities available for sale are reported at fair value within Other Investments in the condensed consolidated statement of financial condition with unrealized gains and losses reported in Other Comprehensive Income (net of tax). Realized gains and losses and other-than-temporary impairments associated with securities available for sale are reported in Other revenues in the condensed consolidated statement of income (see Note 19).

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

For stock-based awards issued prior to the adoption of SFAS No. 123R, the Company’s accounting policy for awards granted to retirement-eligible employees is to recognize compensation cost over the service period specified in the award terms. The Company accelerates any unrecognized compensation cost for such awards if and when a retirement-eligible employee leaves the Company.

For fiscal 2005 year-end stock-based compensation awards that were granted to retirement-eligible employees in December 2005, the Company recognized the compensation cost for such awards at the date of grant instead of over the service period specified in the award terms. As a result, the Company recorded non-cash incremental compensation expenses of approximately $378 million in the first quarter of fiscal 2006 for stock-based awards granted to retirement-eligible employees as part of the fiscal 2005 year-end award process and for awards granted to retirement-eligible employees, including new hires, in the first quarter of fiscal 2006. These incremental expenses were included within Compensation and benefits expense and reduced income before taxes within the Institutional Securities ($270 million), Global Wealth Management Group ($80 million) and Asset Management ($28 million) business segments.

Consolidated Statements of Cash Flows.    For purposes of these statements, cash and cash equivalents consist of cash and highly liquid investments not held for resale with maturities, when purchased, of three months or less. In connection with business acquisitions, the Company assumed liabilities of $7,704 million and $30 million in the nine months ended
August 31, 2007 and August 31, 2006, respectively. In connection with the Discover Spin-off, net assets of approximately $5,558 million were distributed to shareholders (see Note 15).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

2.
Goodwill and Net Intangible Assets.

The Company completed its annual goodwill impairment testing, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” as of December 1, 2006
and 2005. During the quarter ended August 31, 2007, the Company changed the date of its annual goodwill impairment testing to June 1 in order to move the impairment testing outside of the Company’s normal year-end reporting process to a date when resources are less constrained. The Company believes that the resulting change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge. Goodwill impairment tests performed as of June
1, 2007 and December 1, 2006 and 2005 concluded that no impairment charges were required as of those dates. The Company determined that the change in accounting principle related to the annual testing date is preferable under the circumstances and does not result in adjustments to the Company’s financial statements when applied retrospectively.

Changes in the carrying amount of the
Company’s goodwill and intangible assets for the nine month period ended August 31, 2007 were as follows:

Institutional Securities

Global Wealth Management Group

Asset Management

Discover

Total

(dollars in millions)

Goodwill:

Balance as of November 30, 2006

$
701

$
589

$
968

$
534

$
2,792

Translation adjustments

—

9

—

2

11

Goodwill acquired during the period and other(1)

415

3

132

—

550

Goodwill disposed during the period(2)

(8
)

(255
)

—

(536
)

(799
)

Balance as of August 31, 2007

$
1,108

$
346

$
1,100

$
—

$
2,554

Institutional Securities

Global Wealth Management Group

Asset Management

Discover

Total

(dollars in millions)

Intangible assets(3):

Balance as of November 30, 2006

$
447

$
—

$
3

$
201

$
651

Intangible assets acquired during the period and other(1)

341

—

205

5

551

Intangible assets disposed during the period(2)

(39
)

—

—

(200
)

(239
)

Amortization expense and other(4)

(51
)

—

(9
)

(6
)

(66
)

Balance as of August 31, 2007

$
698

$
—

$
199

$
—

$
897

(1)
Institutional Securities activity primarily represents goodwill and intangible assets acquired in connection with the Company’s acquisitions of Saxon Capital, Inc. and
CityMortgage Bank. Asset Management activity represents goodwill and intangible assets acquired in connection with the Company’s acquisitions of FrontPoint Partners, Brookville Capital Management and Affinity Asset Management.

(2)
Global Wealth Management Group activity primarily represents goodwill disposed of in connection with the Company’s sale of Quilter. Discover activity represents goodwill and intangible assets disposed of in connection with the Discover Spin-off (see Note 15).

(3)
Effective December 1, 2006, mortgage servicing rights have been included in net intangible assets. Amounts as of November 30, 2006 have been reclassified to conform with the current presentation. See Note 3 for further information on the Company’s mortgage servicing rights.

(4)
Amortization expense for Discover is included in discontinued operations.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

At August 31, 2007

At November 30, 2006

(dollars in millions)

Financial instruments owned:

U.S. government and agency securities

$
10,191

$
12,111

Other sovereign government obligations

893

893

Corporate and other debt

44,185

44,237

Corporate equities

3,910

6,662

Total

$
59,179

$
63,903

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. At August 31, 2007 and November 30, 2006, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $987 billion and $942 billion, respectively, and the fair value of the portion that has been sold or repledged was $771 billion and $780 billion, respectively.

The Company additionally receives securities as
collateral in connection with certain securities for securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

the collateral in the condensed consolidated statement of financial condition. At August 31, 2007 and November 30, 2006, $92 billion and $65 billion, respectively, were reported as Securities received as collateral and an Obligation to return securities received as collateral in the condensed consolidated statements of financial condition. Collateral received in connection with these transactions that was subsequently repledged was approximately $80 billion and $45 billion at August 31, 2007 and November 30, 2006, respectively.

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
Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income. Retained interests in securitized financial assets associated with the Institutional Securities business were approximately $6.4 billion at August 31, 2007, the majority of which were related to residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Net gains at the time of securitization were $69 million in the nine month period ended August 31, 2007. The assumptions that the Company used to determine the fair value of its retained interests at the time of securitization related to those transactions that occurred during the quarter and nine month period ended August 31, 2007 were not materially different from the assumptions included in the table below.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents information on the Company’s residential mortgage loan, commercial mortgage loan and U.S. agency collateralized mortgage obligation securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions at
August 31, 2007 were as follows (dollars in millions):

Residential Mortgage Loans

Commercial Mortgage Loans

U.S. Agency Collateralized Mortgage Obligations

Investment grade retained interests

$
572

$
1,058

$
1,411

Non-investment grade retained interests

2,518

646

—

Total retained interests (carrying amount/fair value)

$
3,090

$
1,704

$
1,411

Weighted average life (in months)

51

60

74

Credit losses (rate per annum)

0.00 - 8.00
%

0.00 - 5.20
%

—

Impact on fair value of 10% adverse change

$
(264
)

$
(4
)

$
—

Impact on fair value of 20% adverse change

$
(517
)

$
(8
)

$
—

Weighted average discount rate (rate per annum)

11.46
%

7.55
%

5.69
%

Impact on fair value of 10% adverse change

$
(101
)

$
(22
)

$
(40
)

Impact on fair value of 20% adverse change

$
(193
)

$
(44
)

$
(77
)

Prepayment speed assumption(1)(2)

194-7500
PSA

—

152-362
PSA

Impact on fair value of 10% adverse change

$
(190
)

$
—

$
(5
)

Impact on fair value of 20% adverse change

$
(282
)

$
—

$
(10
)

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

In connection with its Institutional Securities business, during the nine month periods ended August 31, 2007 and 2006, the Company received proceeds from new securitization transactions of $55.9 billion and $52.8 billion, respectively, and cash flows from retained interests in securitization transactions of $4.1 billion and $3.9 billion, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

  Three Months   Ended   August 31, 2007

  Nine Months   Ended   August 31, 2007

(dollars in millions)

Fair value as of the beginning of the period

$
338

$
93

Additions:

Purchases of servicing assets(1)

15

283

Servicing assets that result from transfers of financial assets

251

388

Total Additions

266

671

Subtractions:

Sales/Disposals

(208
)

(317
)

Changes in fair value(2)

(39
)

(90
)

Fair value as of the end of the period

$
357

$
357

Amount of contractually specified(2):

Servicing fees

$
46

$
122

Late fees

7

Ancillary fees

—

1

$
53

$
142

(1)
Includes MSRs obtained in connection with the Company’s acquisition of Saxon Capital, Inc. (see Note 16).

(2)
These amounts are recorded within Other revenues in the Company’s condensed consolidated statements of income.

  Three Months   Ended   August 31, 2007

  Nine Months   Ended   August 31, 2007

Assumptions Used in Measuring Fair Value:

Weighted average discount rate

16.64%

16.80%

Weighted average prepayment speed assumption

641 PSA

641 PSA

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

assumed, the value of the Company’s MSRs could be adversely affected. The Company may hedge a portion of its MSRs through the use of financial instruments, including certain derivative contracts.

4.
Consumer Loans.

Consumer loans (net of allowances of $831 million)
totaled $22,915 million at November 30, 2006 and were primarily related to general purpose credit card and consumer installment loans of DFS. The Company completed the Discover Spin-off in June 2007 (see Note 15). See Note 5 of the Form
8-K for information on Consumer loans as of November 30, 2006.

5.
Long-Term Borrowings and Capital Units.

Long-term
Borrowings.    Long-term borrowings at August 31, 2007 scheduled to mature within one year aggregated $22,984 million.

During the nine month period ended August 31, 2007, the Company issued senior notes with a carrying value at quarter end aggregating $55,551 million, including non-U.S. dollar currency notes aggregating $23,728 million. Maturities in the aggregate of these notes by fiscal year are as follows: 2007, $318 million; 2008, $5,418 million; 2009, $4,774 million; 2010, $9,479 million; 2011, $1,654 million; and thereafter, $33,908 million. In the nine month period ended August 31,
2007, $21,970 million of senior notes were repaid.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.6 years at August 31, 2007.

Capital Units.    The Company redeemed all $66 million of
the outstanding Capital Units on February 28, 2007.

6.
Shareholders’ Equity.

Regulatory
Requirements.    On April 1, 2007, the Company merged MSDWI into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., became the Company’s principal U.S. broker-dealer. MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, subject to the minimum net capital requirements of the Securities and Exchange Commission (the “SEC”), the New York Stock Exchange, Inc. and the
Commodity Futures Trading Commission. MS&Co. has consistently operated in excess of these requirements. MS&Co.’s net capital totaled $6,446 million at August 31, 2007, which exceeded the amount required by $4,876 million. MSIP, a
London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIP and
MSJS consistently operated in excess of their respective regulatory capital requirements.

Under regulatory capital requirements adopted by the Federal
Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 4% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4%
of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At August 31,
2007, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements. Morgan Stanley
Derivative Products Inc. and Cournot Financial Products LLC, which are triple-A rated derivative products subsidiaries, maintain certain operating restrictions that have been reviewed by various rating agencies.

The Company is a consolidated supervised entity (“CSE”) as defined by the SEC. As such, the Company is subject to group-wide supervision and examination by the
SEC and to minimum capital requirements on a consolidated basis. As of August 31, 2007, the Company was in compliance with the CSE capital requirements.

MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of August 31, 2007, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

Treasury Shares.    During the nine month period ended August 31, 2007, the Company purchased approximately $3.2 billion of its common stock (approximately 42 million shares) through publicly announced plans or programs at an average cost of $76.23 per share, which includes the actual price of shares purchased prior to the Discover Spin-off. During the nine month period ended August 31, 2006, the Company purchased approximately $2.4 billion of its common stock through publicly announced plans or programs at an average cost of $61.76 per share.

7.
Earnings per Common Share.

Basic earnings per share
(“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

Three Months Ended August 31,

Nine Months Ended August 31,

2007

2006

2007

2006

Basic EPS:

Income from continuing operations

$
1,474

$
1,588

$
6,151

$
4,353

Gain on discontinued operations

69

263

646

913

Preferred stock dividend requirements

(17
)

—

(50
)

—

Net income applicable to common shareholders

$
1,526

$
1,851

$
6,747

$
5,266

Weighted average common shares outstanding

1,002

1,010

1,003

1,015

Earnings per basic common share:

Income from continuing operations

$
1.45

$
1.57

$
6.08

$
4.29

Gain on discontinued operations

0.07

0.26

0.65

0.90

Earnings per basic common share

$
1.52

$
1.83

$
6.73

$
5.19

Diluted EPS:

Net income applicable to common shareholders

$
1,526

$
1,851

$
6,747

$
5,266

Weighted average common shares outstanding

1,002

1,010

1,003

1,015

Effect of dilutive securities:

Stock options and restricted stock units

55

46

51

41

Weighted average common shares outstanding and common stock equivalents

1,057

1,056

1,054

1,056

Earnings per diluted common share:

Income from continuing operations

$
1.38

$
1.50

$
5.79

$
4.12

Gain on discontinued operations

0.06

0.25

0.61

0.87

Earnings per diluted common share

$
1.44

$
1.75

$
6.40

$
4.99

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

2007

2006

(shares in millions)

Number of antidilutive securities (including stock options and restricted stock units) outstanding at end of period

19

40

19

41

Cash dividends declared per common share were $0.27 and $0.81 for the quarter and nine month periods ended
August 31, 2007 and 2006, respectively.

8.
Commitments and Contingencies.

The Company’s commitments as
of August 31, 2007 are summarized below by period of expiration. Since commitments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Years to Maturity

Total

Less than 1

1-3

3-5

Over 5

(dollars in millions)

Letters of credit and other financial guarantees(1)

$
10,739

$
1

$
—

$
—

$
10,740

Investment activities(2)

402

185

3

854

1,444

Investment grade corporate lending commitments(3)

18,759

7,703

22,148

1,770

50,380

Non-investment grade corporate lending commitments(3)

3,812

823

4,425

26,615

35,675

Sales and trading-related commitments(4)

677

1,549

1,090

8,369

11,685

Commitments for secured lending transactions(5)

8,199

3,695

1,248

2,601

15,743

Commitments to purchase mortgage loans(6)

222

—

—

—

222

Commitments to originate mortgage loans(7)

869

—

—

—

869

Commitments to extend credit for mortgage lending(8)

3,985

—

—

—

3,985

Commitments to municipal bond trusts(9)

16,020

—

—

—

16,020

Other commitments(10)

1,221

42

4

—

1,267

Total

$
64,905

$
13,998

$
28,918

$
40,209

$
148,030

(1)
This amount represents the Company’s outstanding letters of credit and other financial guarantees, which are primarily used to satisfy various collateral requirements.

(2)
This amount represents commitments associated with the Company’s real estate, private equity and principal investment activities.

(3)
The Company’s investment grade and non-investment grade lending commitments are made in connection with corporate lending and other business activities. Credit ratings for commitments are determined by the Company’s Institutional Credit Department using methodologies generally consistent with those employed by external rating agencies. Obligor credit ratings of BB+ or lower are considered non-investment grade.

(4)
This amount represents commitments associated with the Company’s Institutional Securities sales and trading activities.

(5)
This amount represents lending commitments extended by the Company to companies that are secured by assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower. This amount also includes commitments to asset-backed commercial paper conduits of $1,974 million, which primarily have maturities of less than 3 years.

(6)
This amount represents the Company’s forward purchase contracts involving mortgage loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(7)
This amount represents residential mortgage loan commitments to individuals.

(8)
This amount represents residential home equity lines of credit.

(9)
This amount represents commitments to municipal bond trusts in connection with the Company’s Institutional Securities business.

(10)
This amount includes commercial loan commitments to small businesses and commitments related to securities-based lending activities in connection with the Company’s Global
Wealth Management Group business.

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

At August 31, 2007, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $99 billion and $50 billion, respectively.

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

Coleman Litigation.    On May 8, 2003, Coleman (Parent) Holdings Inc. (“CPH”) filed a complaint against the Company in the Circuit Court of the Fifteenth Judicial Circuit for Palm Beach County, Florida. The complaint relates to the 1998 merger between The Coleman Company, Inc. (“Coleman”) and Sunbeam, Inc. (“Sunbeam”). The complaint, as amended, alleges that CPH was induced to agree to the transaction with Sunbeam based on certain financial misrepresentations, and it asserts claims against the Company for aiding and abetting fraud, conspiracy and punitive damages. Shortly before trial, which commenced in April 2005, the trial court granted, in part, a motion for entry of a default judgment against the Company and ordered that portions of CPH’s

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

complaint, including those setting forth CPH’s primary allegations against the Company, be read to the jury and deemed established for all purposes in the action. In May 2005, the jury returned a verdict in favor of CPH and awarded CPH $604 million in compensatory damages and $850 million in punitive damages. On June 23, 2005, the trial court issued a final judgment in favor of CPH in the amount of $1,578 million, which included prejudgment interest and excluded certain payments received by CPH in settlement of related claims against others.

On June 27, 2005, the Company filed a notice of appeal with the District Court of Appeal for the Fourth District of Florida (the “Court of Appeal”) and posted a supersedeas bond, which automatically stayed execution of the judgment pending appeal.

On March 21, 2007, the Court of Appeal issued an opinion reversing the trial court’s award for compensatory and punitive damages and remanding the case to the trial court for entry of a judgment for the Company. On June 4, 2007, the Court of Appeal’s March 21, 2007 opinion became final when the Court of Appeal issued an order denying CPH’s motions for rehearing, rehearing en banc and for certification of certain questions for review by the Florida Supreme Court (the “Supreme Court”). On June 11, 2007, the trial court issued an order cancelling the supersedeas bond that the Company had posted. On July 2, 2007 CPH filed a petition with the Supreme Court asking that court to review the Court of Appeal’s decision. On July 25, 2007, the Company filed a brief with the Supreme Court in opposition to CPH’s request that the Supreme Court review the March 21, 2007 decision of the Court of Appeal. The Company is maintaining a reserve for the Coleman litigation. The reserve is presently $360 million, which the Company believes to be a reasonable estimate, under SFAS No. 5, of the low end of the range of its probable exposure in the event the Court of Appeal’s March 21, 2007 opinion is reversed or modified as a result of further appellate proceedings and the case remanded for a new trial. If the trial court’s compensatory and/or punitive awards are ultimately upheld on appeal, in whole or in part, the Company may incur an additional expense equal to the difference between the amount affirmed on appeal (and post-judgment interest thereon) and the amount of the reserve. While the Company cannot predict with certainty the amount of such additional expense, such additional expense could have a material adverse effect on the condensed consolidated financial condition of the Company and/or the Company’s or Institutional Securities’ operating results and cash flows for a particular future period, and the upper end of the range could exceed $1.5 billion.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The Company’s derivatives (both listed and OTC), net of cash collateral, at August 31, 2007 and November 30, 2006 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

At August 31, 2007

At November 30, 2006

Product Type

Assets

Liabilities

Assets

Liabilities

(dollars in millions)

Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
26,437

$
17,122

$
19,444

$
15,688

Foreign exchange forward contracts and options

5,952

6,775

7,325

7,725

Equity securities contracts (including equity swaps, warrants and options)

18,570

27,604

16,705

23,155

Commodity forwards, options and swaps

11,529

10,587

11,969

10,923

Total

$
62,488

$
62,088

$
55,443

$
57,491

10.
Segment Information.

The Company structures its segments primarily
based upon the nature of the financial products and services provided to customers and the Company’s management organization. The Company provides a wide range of financial products and services to its customers in each of its business segments: Institutional Securities, Global Wealth Management Group and Asset Management. For further discussion of the Company’s business segments, see Note 1. Certain reclassifications have been made to prior-period amounts to conform to the current period’s presentation.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Selected financial information for the Company’s segments is presented below:

Three Months Ended August 31, 2007

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations(4)

Total

(dollars in millions)

Net revenues excluding net interest

$
4,049

$
1,488

$
1,372

$
(84
)

$
6,825

Net interest

934

195

(8
)

12

1,133

Net revenues

$
4,983

$
1,683

$
1,364

$
(72
)

$
7,958

Income from continuing operations before losses from unconsolidated investees and income taxes

$
1,501

$
287

$
491

$
(14
)

$
2,265

Losses from unconsolidated investees

(19
)

—

—

—

(19
)

Provision for income taxes

483

119

174

(4
)

772

Income from continuing operations(2)

$
999

$
168

$
317

$
(10
)

$
1,474

Three Months Ended August 31, 2006

Institutional Securities(1)

Global Wealth Management Group(1)

Asset Management(1)

Intersegment Eliminations(1)

Total

(dollars in millions)

Net revenues excluding net interest

$
4,575

$
1,235

$
835

$
(53
)

$
6,592

Net interest

319

136

10

7

472

Net revenues

$
4,894

$
1,371

$
845

$
(46
)

$
7,064

Income from continuing operations before gains from unconsolidated investees and income taxes

$
1,915

$
161

$
155

$
13

$
2,244

Gains from unconsolidated investees

20

—

—

—

20

Provision for income taxes

556

54

61

5

676

Income from continuing operations(2)

$
1,379

$
107

$
94

$
8

$
1,588

Nine Months Ended August 31, 2007

Institutional Securities(1)

Global Wealth Management Group(1)

Asset Management(1)

Intersegment Eliminations(1)(4)

Total

(dollars in millions)

Net revenues excluding net interest

$
18,243

$
4,346

$
4,260

$
(208
)

$
26,641

Net interest

1,331

490

(19
)

33

1,835

Net revenues

$
19,574

$
4,836

$
4,241

$
(175
)

$
28,476

Income from continuing operations before losses from unconsolidated investees and income taxes

$
7,296

$
777

$
1,173

$
(1
)

$
9,245

Losses from unconsolidated investees

(65
)

—

—

—

(65
)

Provision for income taxes

2,293

308

428

—

3,029

Income from continuing operations(2)

$
4,938

$
469

$
745

$
(1
)

$
6,151

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Nine Months Ended August 31, 2006

Institutional Securities(1)

Global Wealth Management Group(1)

Asset Management(1)

Intersegment Eliminations(1)(4)

Total

(dollars in millions)

Net revenues excluding net interest

$
15,057

$
3,707

$
2,467

$
(200
)

$
21,031

Net interest

578

353

13

15

959

Net revenues

$
15,635

$
4,060

$
2,480

$
(185
)

$
21,990

Income from continuing operations before gains from unconsolidated investees and income taxes

$
5,521

$
339

$
583

$
12

$
6,455

Gains from unconsolidated investees

25

—

—

—

Provision for income taxes

1,778

114

230

5

2,127

Income from continuing operations(2)

$
3,768

$
225

$
353

$
7

$
4,353

Net Interest(1)

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations(4)

Total

(dollars in millions)

Three Months Ended August 31, 2007

Interest and dividends

$
14,141

$
321

$
14

$
(71
)

$
14,405

Interest expense

13,207

126

22

(83
)

13,272

Net interest

$
934

$
195

$
(8
)

$
12

$
1,133

Three Months Ended August 31, 2006

Interest and dividends

$
11,852

$
265

$
21

$
(117
)

$
12,021

Interest expense

11,533

129

11

(124
)

11,549

Net interest

$
319

$
136

$
10

$
7

$
472

Nine Months Ended August 31, 2007

Interest and dividends

$
43,355

$
893

$
57

$
(329
)

$
43,976

Interest expense

42,024

403

76

(362
)

42,141

Net interest

$
1,331

$
490

$
(19
)

$
33

$
1,835

Nine Months Ended August 31, 2006

Interest and dividends

$
31,012

$
711

$
37

$
(277
)

$
31,483

Interest expense

30,434

358

24

(292
)

30,524

Net interest

$
578

$
353

$
13

$
15

$
959

Total Assets(1)(3)

Institutional Securities

Global Wealth Management Group

Asset Management

Discover

Total

(dollars in millions)

At August 31, 2007

$
1,151,453

$
23,134

$
10,544

$
—

$
1,185,131

At November 30, 2006

$
1,063,985

$
21,232

$
6,908

$
29,067

$
1,121,192

(1)
Certain reclassifications have been made to prior-period amounts to conform to the current period’s presentation.

(2)
See Note 15 for a discussion of discontinued operations.

(3)
Corporate assets have been fully allocated to the Company’s business segments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(4)
Included in the results for the quarter and nine months ended August 31, 2007 is a $25 million advisory fee related to the Discover Spin-off that was eliminated in consolidation. The results for the nine months ended August 31, 2006 included a $30 million advisory fee related to the Company’s sale of the aircraft leasing business that was eliminated in consolidation.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted through European and Asian locations.
The following table presents net revenues of the Company’s operations by geographic area:

Three Months Ended August 31,

Nine Months Ended August 31,

2007

2006

2007

2006

(dollars in millions)

Regional revenues(1):

Americas

$
4,172

$
4,528

$
16,374

$
13,909

Europe, Middle East, and Africa

2,439

1,825

8,125

5,780

Asia

1,347

711

3,977

2,301

Total

$
7,958

$
7,064

$
28,476

$
21,990

(1)
Reflects the regional view of the Company’s consolidated net revenues, on a managed basis, based on the following methodology:

Institutional Securities: investment banking—client location, equity capital markets—client location, debt capital markets—revenue recording location, sales & trading—trading desk location. Global Wealth Management Group: global representative location. Asset Management: client location, except for the real estate investing business, which is based on asset location.

11.
Variable Interest Entities.

FASB Interpretation No. 46, as
revised (“FIN 46R”), “Consolidation of Variable Interest Entities,” applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. The Company is involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including debt securities, interest-only strip investments and derivative instruments that may be considered variable interests. Transactions associated with these entities include asset- and mortgage-backed securitizations and structured financings (including collateralized debt, bond or loan obligations and credit-linked notes). The Company engages in these transactions principally to facilitate client needs and as a means of selling financial assets. The Company consolidates entities in which it is deemed to be the primary beneficiary. For those entities deemed to be qualifying special purpose entities (as defined in SFAS No. 140), the Company does not consolidate the entity.

The Company
purchases and sells interests in entities that may be deemed to be VIEs in the ordinary course of its business. As a result of these activities, it is possible that such entities may be consolidated and deconsolidated at various points in time.
Therefore, the Company’s variable interests described below may not be held by the Company at the end of future quarterly reporting periods.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

At August 31, 2007, in connection with its Institutional Securities business, the aggregate size of VIEs for which the Company was the primary beneficiary of the entities was approximately $28.5 billion, which is the carrying amount of the consolidated assets that are collateral for the entities’ obligations. The nature and purpose of these entities that the Company consolidated were to issue a series of notes to investors that provides the investors a return based on the holdings of the entities. These transactions were executed to facilitate client investment objectives and as a means of selling financial assets. The Company consolidates those entities where it holds either the entire class or a majority of the class of subordinated notes or has entered into a derivative instrument with the VIE, such that it bears the majority of the expected losses or receives a majority of the expected residual returns of the entities. The Company accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as Other secured financings.

The following table presents information about VIEs at August 31, 2007 which the Company consolidates:

VIE Assets that the Company Consolidates

Maximum Exposure to Loss to Consolidated VIEs(1)

(dollars in millions)

Mortgage and asset-backed securitizations

$
9,922

$
1,050

Municipal bond trusts

837

836

Credit and real estate

6,832

6,218

Commodities financing

1,690

324

Structured transactions

9,240

8,717

Total

$
28,521

$
17,145

(1)
The Company’s maximum exposure to loss often differs from the carrying value of the VIE’s assets. The maximum exposure to loss is dependent on the nature of the
Company’s variable interest in the VIEs and is limited to the notional amounts of certain liquidity facilities, other credit support, total return swaps, written put options, and the fair value of certain other derivatives and investments the
Company has made in the VIEs.

At August 31, 2007, also in connection with its Institutional Securities business, the aggregate size of the entities for which the Company holds significant variable interests, which consist of subordinated and other classes of beneficial interests, derivative instruments, limited partnership investments and secondary guarantees, was approximately
$41.5 billion. The Company’s variable interests associated with these entities were approximately $20.9 billion consisting primarily of senior beneficial interests, which represent the Company’s maximum exposure to loss at August 31,
2007. The Company may hedge the risks inherent in its variable interest holdings, thereby reducing its exposure to loss. The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the
Company utilizes to hedge these risks.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents information about entities in which the Company holds significant variable interests at
August 31, 2007 but does not consolidate:

VIE Assets for which the Company Holds Significant Variable Interests But Does Not
Consolidate

Maximum Exposure to Loss to Non-consolidated VIEs

(dollars in millions)

Mortgage and asset-backed securitizations

$
6,297

$
249

Credit and real estate

26,610

18,869

Structured transactions

8,634

1,732

Total

$
41,541

$
20,850

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

(UNAUDITED)

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

Liquidity Facilities.    The Company has entered into liquidity facilities with special purpose entities and other counterparties, whereby the Company is required to make certain payments if losses or defaults occur. The Company often may have recourse to the underlying assets held by the special purpose entities in the event payments are required under such liquidity facilities.

The table below summarizes certain information regarding these guarantees at August 31, 2007:

Maximum Potential Payout/Notional

Carrying Amount

Collateral/ Recourse

Years to Maturity

Total

Type of Guarantee

Less than 1

1-3

3-5

Over 5

(dollars in millions)

Notional amount of derivative contracts

$
1,063,254

$
978,674

$
2,311,668

$
1,887,950

$
6,241,546

$
133,468

$
123

Standby letters of credit, sales and trading and other financial guarantees

4,663

617

1,099

4,555

10,934

20

1,951

Market value guarantees

39

113

—

601

753

44

108

Liquidity facilities(1)

17,247

275

—

90

17,612

—

18,580

(1)
Includes commitments to municipal bond trusts.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

General Partner Guarantees.    As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. The maximum potential amount of future payments that the Company could be required to make under these provisions at
August 31, 2007 and November 30, 2006 was $473 million and $320 million, respectively. As of August 31, 2007 and November 30, 2006, the Company’s accrued liability for distributions that the Company has determined is probable it will be required to refund based on the applicable refund criteria specified in the various partnership agreements was $19 million and $25 million, respectively.

Securitized Asset Guarantees.    As part of the Company’s Institutional
Securities securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and, to the extent the Company has acquired such assets to be securitized from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At August 31, 2007 and November 30, 2006, the maximum potential amount of future payments the Company may be required to make under its surety bond was $113 million and $121 million, respectively. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

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

(UNAUDITED)

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

Losses from these investments were $(19) million and $(65) million for the quarter and nine month period ended August 31, 2007, respectively, compared with gains of
$20 million and $25 million for the quarter and nine month period ended August 31, 2006, respectively.

Synthetic Fuel Production
Plants.    The Company’s share of the operating losses generated by these investments is recorded within (Losses) gains from unconsolidated investees, and the tax credits and the tax benefits associated with these operating losses are recorded within the Provision for income taxes.

The table below provides information regarding the losses from unconsolidated investees, tax credits and tax benefits on the losses:

Three Months Ended August 31,

Nine Months Ended August 31,

2007

2006

2007

2006

(dollars in millions)

Losses from unconsolidated investees

$
43

$
2

$
145

$
174

Tax credits

36

14

158

88

Tax benefits on losses

17

1

57

68

Under the current tax law, synthetic fuels tax credits are granted under Section 45K of the Internal Revenue
Code. Synthetic fuels tax credits are available in full only when the price of oil is less than a base price specified by the tax code, as adjusted for inflation (“Base Price”). The Base Price for each calendar year is determined by the
Secretary of the Treasury by April 1 of the following year. If the annual average price of a barrel of oil in 2007 or future years exceeds the applicable Base Price, the synthetic fuels tax credits generated by the Company’s synthetic fuel facilities will be phased out, on a ratable basis, over the phase-out range. Based on fiscal year to date and futures prices at August 31, 2007, the Company estimates that there will be a partial phase-out of tax credits earned in fiscal 2007.
The impact of this partial phase-out is included within (Losses) gains from unconsolidated investees and the Provision for income taxes for the quarter and nine months ended August 31, 2007.

The Company has entered into derivative contracts designed to reduce its exposure to rising oil prices and the potential phase-out of the synthetic fuels tax credits.
Changes in fair value relative to these derivative contracts are included within Principal transactions—trading revenues.

Structured
Transactions.    Gains from unconsolidated investees associated with investments in certain structured investments were $24 million and $80 million for the quarter and nine month period ended August 31, 2007, respectively, compared with gains of $22 million and $199 million for the quarter and nine month period ended August 31, 2006, respectively.

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

2007

2006

(dollars in millions)

Service cost, benefits earned during the period

$
29

$
30

$
87

$
91

Interest cost on projected benefit obligation

33

33

100

98

Expected return on plan assets

(31
)

(30
)

(93
)

(89
)

Net amortization and other

10

13

26

36

Net periodic benefit expense

$
41

$
46

$
120

$
136

15.
Discontinued Operations.

Discover.    On June 30, 2007, the Company completed the Discover Spin-off. The Company distributed all of the outstanding shares of DFS common stock, par value $0.01 per share, to the
Company’s stockholders of record as of June 18, 2007. The Company’s stockholders received one share of DFS common stock for every two shares of the Company’s common stock. Stockholders received cash in lieu of fractional shares for amounts less than one full DFS share. The Company received a tax ruling from the Internal Revenue Service that, based on customary representations and qualifications, the distribution was tax-free to the Company’s stockholders for U.S.
federal income tax purposes.

The Discover Spin-off allows the Company to focus its efforts on more closely aligned firm-wide strategic priorities within its Institutional Securities, Global Wealth Management Group and Asset Management business segments.

The results of DFS prior to the Discover Spin-off are
included within discontinued operations for all periods presented.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following is a summary of the assets and liabilities associated with DFS as of November 30, 2006 (dollars in millions):

Assets

Cash and cash equivalents

$
869

Financial instruments owned—U.S. government and agency securities

65

Financial instruments owned—Derivative contracts

Consumer loans

22,915

Fees, interest and other

166

Office facilities and other equipment, at cost, net

661

Goodwill and net intangible assets

735

Other assets

3,623

Total

$
29,067

Liabilities and Shareholders’ Equity

Commercial paper and other short-term borrowings

$
3,100

Deposits

13,277

Financial instruments sold, not yet purchased—Derivative contracts

28

Interest and dividends payables

129

Other liabilities and accrued expenses

6,508

Long-term borrowings

250

Total

23,292

Net assets

$
5,775

The net assets that were distributed to shareholders on the date of the Discover Spin-off were $5,558 million, which was recorded as a reduction to the Company’s retained earnings.

Net revenues included in discontinued operations related to DFS were $332 million and $2,392 million in the quarter and nine month period ended August 31, 2007 compared with net revenues of $1,047 million and $3,327 million in the quarter and nine month period ended August 31, 2006. The amounts for the periods ended August 31, 2007 include the results of DFS through June 30, 2007.

The results of discontinued operations include interest expense that was allocated based upon borrowings that were specifically attributable to DFS’s operations through intercompany transactions existing prior to the Discover Spin-off. For the three months ended August 31, 2007 and
2006, the amount of interest expense reclassified to discontinued operations was approximately $14 million and $74 million, respectively. Interest expense reclassified to discontinued operations in the nine months ended August 31,
2007 and 2006 was approximately $159 million and $186 million, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Summarized financial information for the Company’s discontinued operations:

The table below provides information regarding amounts included within discontinued operations:

Three Months Ended August 31,

Nine Months Ended August 31,

2007

2006

2007

2006

(dollars in millions)

Pre-tax gain/(loss) on discontinued operations

DFS

$
111

$
394

$
850

$
1,457

Quilter

—

5

174

20

Aircraft leasing

—

—

—

(42
)

$
111

$
399

$
1,024

$
1,435

16.
Acquisitions and Sale of Minority Interest.

MSCI.    On July 31, 2007, the Company announced that it would sell a minority interest in its subsidiary, MSCI Inc. (“MSCI”) in an initial public offering. MSCI is a provider of investment decision support tools to equity, fixed income and multi-asset class investment institutions globally. MSCI is included within the Institutional Securities business segment.

JM Financial.    In October 2007, the Company dissolved its India joint ventures with JM Financial. The Company purchased the joint venture’s institutional equities sales, trading and research platform by acquiring JM Financial’s 49% interest and sold the Company’s 49% interest in the joint venture’s investment banking, fixed income and retail operation to JM
Financial.

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

The proforma impact of each of the above business acquisitions individually and in the aggregate was not material to the condensed consolidated financial statements. In addition, in certain cases the allocations of the purchase prices are preliminary and subject to further adjustment as the valuations of certain intangible assets are still in process.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Fair Value Measurements.    In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In addition, SFAS No. 157 disallows the use of block discounts for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market, and nullifies select guidance provided by EITF Issue No. 02-3, which prohibited the recognition of trading gains or losses at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique that incorporates observable market data. SFAS No. 157 also requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including derivatives. Effective December 1, 2006, the Company elected early adoption of SFAS No. 157. In accordance with the provisions of SFAS No. 157 related to block discounts and EITF Issue No. 02-3, the Company recorded a cumulative effect adjustment of approximately $80 million after-tax as an increase to the opening balance of Retained earnings as of December 1, 2006, which was primarily related to EITF Issue No. 02-3. The impact of considering the Company’s own credit spreads when measuring the fair value of liabilities, including derivatives, did not have a material impact on fair value measurements at the date of adoption.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

•

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
Financial assets and liabilities utilizing Level 3 inputs include real estate funds, private equity investments, certain residential and commercial mortgage loans and complex derivatives, including certain credit default swaps and other instruments associated with the Company’s credit products and securitized products activities, certain foreign exchange options and long dated options on gas and power.

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

Both observable and unobservable
inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level
3 category presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities)
inputs.

The Company also employs various hedging techniques in order to manage risks associated with certain positions, including those that have been classified within the Level 3 category. Such techniques may include the purchase or sale of financial instruments that are classified within the Level 1 and/or Level 2 categories. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized or unrealized gains and losses on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of August 31, 2007, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of August 31, 2007

Quoted Prices in Active Markets for Identical Assets (Level 1)

Significant Other Observable Inputs (Level 2)

Significant Unobservable Inputs (Level 3)

Counterparty and Cash Collateral Netting

Balance as of August 31, 2007

(dollars in millions)

Assets

Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements(3)

$
13,865

$
—

$
—

$
—

$
13,865

Financial instruments owned:

U.S. government and agency securities

17,454

20,703

2,176

—

40,333

Other sovereign government obligations

27,094

7,655

73

—

34,822

Corporate and other debt

—

116,626

43,345

—

159,971

Corporate equities

100,877

283

1,686

—

102,846

Derivative contracts

3,512

439,608

29,543

(410,175
)

62,488

Investments

877

655

11,389

—

12,921

Physical commodities

—

2,704

—

—

2,704

Total financial instruments owned

149,814

588,234

88,212

(410,175
)

416,085

Other investments(1)(3)

—

7,214

1,635

—

8,849

Intangible assets(2)(3)

—

354

3

—

357

Liabilities

Commercial paper and other short-term borrowings(3)

$
—

$
2,666

$
—

$
—

$
2,666

Deposits(3)

—

3,166

—

—

3,166

Financial instruments sold, not yet purchased:

U.S. government and agency securities

19,467

13

—

—

19,480

Other sovereign government obligations

19,363

7,428

—

—

26,791

Corporate and other debt

1

8,371

1,424

—

9,796

Corporate equities

57,368

79

36

—

57,483

Derivative contracts

5,198

436,766

21,639

(401,515
)

62,088

Physical commodities

—

459

—

—

459

Total financial instruments sold, not yet purchased

101,397

453,116

23,099

(401,515
)

176,097

Other secured financings

—

29,905

7,435

—

37,340

Long-term borrowings(3)

—

30,224

417

—

30,641

(1)
Amount represents securities available for sale (see Note 19).

(2)
Amount represents MSRs accounted for at fair value (see Note 3).

(3)
The difference between the total assets and liabilities as of August 31, 2007 presented in the table above and the related amounts in the condensed consolidated statement of financial condition are primarily related to the following:

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Cash and securities deposited with clearing organizations or segregated under federal and other regulations and requirements—cash and cash equivalents which approximate fair value.

Other investments—investments in unconsolidated subsidiaries that are accounted for under the equity method.

Intangible assets—amortizable intangible assets that are not accounted for at fair value.

Commercial paper and other short-term borrowings, Deposits and Long-term borrowings—instruments that are accounted for at historical amounts.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Changes in Level 3 Assets and Liabilities Measured at
Fair Value on a Recurring Basis for the Nine Months ended August 31, 2007

Beginning Balance

Total Realized and Unrealized Gains or (Losses) included in Income

Total Unrealized Losses Included in Other Comprehensive Income

Total Realized and Unrealized Gains or (Losses)

Purchases, Sales, Other Settlements and Issuances, net

Net Transfers In and/or (Out) of Level 3

Ending Balance

Principal Transactions: Trading

Principal Transactions: Investments

Other Revenues

(dollars in millions)

Assets

Financial instruments owned:

U.S. government and agency securities

$
2

$
5

$
—

$
—

—

$
5

$
2,150

$
19

$
2,176

Other sovereign government obligations

162

11

—

—

—

11

654

(754
)

73

Corporate and other debt(1)

33,941

(3,015
)

—

—

—

(3,015
)

8,929

3,490

43,345

Corporate equities

1,040

75

—

—

—

75

328

243

1,686

Net derivative contracts(1)(2)

30

7,155

—

—

—

7,155

(701
)

1,420

7,904

Investments(3)

3,879

—

1,978

11

—

1,989

5,504

17

11,389

Other investments

—

—

—

—

(22
)

(22
)

1,603

54

1,635

Intangible assets

—

—

—

—

—

—

—

3

3

Other assets(4)

2,154

—

—

32

—

32

(2,186
)

—

—

Liabilities

Financial instruments sold, not yet purchased:

Corporate and other debt(1)

185

(716
)

—

—

—

(716
)

200

323

1,424

Corporate equities

9

(9
)

—

—

—

(9
)

14

4

Other secured financings

4,724

—

—

—

—

—

2,711

—

7,435

Long-term borrowings

464

(76
)

—

—

—

(76
)

(123
)

—

417

(1)
The net gains from Net derivative contracts and the net losses from Corporate and other debt resulted from market movements primarily associated with credit products and various credit linked instruments, respectively.

The net gains in Level 3 Net derivative contracts were primarily driven by certain credit default swaps and other instruments associated with the Company’s credit products and securitized products activities. The net losses in Level 3 Corporate and other debt were primarily driven by certain asset backed securities, including residential and commercial mortgage loans, and by corporate loans and loan commitments.

These results are only a component of the
overall trading strategies of these businesses, and do not take into consideration any related financial instruments that have been classified by the Company within the Level 1 and/or Level 2 categories. For example, the Company recorded offsetting net losses in Level 2 Net derivative contracts, which were primarily associated with the Company’s credit products and securitized products activities.

(2)
Amounts represent Financial instruments owned—derivative contracts net of Financial instruments sold, not yet purchased—derivative contracts.

(3)
The net gains from Financial instruments owned—investments were primarily related to investments associated with the Company’s real estate products and private equity portfolio.

(4)
These assets were disposed of in connection with the Discover Spin-off.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Changes in Level 3 Assets and Liabilities Measured at
Fair Value on a Recurring Basis for the Three Months ended August 31, 2007

Beginning Balance

Total Realized and Unrealized Gains or (Losses) included in Income

  Total Unrealized Losses Included
in Other Comprehensive Income (Loss)

Total Realized and Unrealized Gains or (Losses)

Purchases, Sales, Other Settlements and Issuances, net

Net Transfers In and/or (Out) of Level 3

Ending Balance

Principal Transactions: Trading

Principal Transactions: Investments

(dollars in millions)

Assets

Financial instruments owned:

U.S. government and agency securities

$
63

$
15

$
—

$
—

$
15

$
2,071

$
27

$
2,176

Other sovereign government obligations

24

1

—

—

1

—

48

73

Corporate and other debt(1)

35,264

(1,798
)

—

—

(1,798
)

6,383

3,496

43,345

Corporate equities

1,504

(50
)

—

—

(50
)

(30
)

262

1,686

Net derivative contracts(1)(2)

1,918

5,347

—

—

5,347

(482
)

1,121

7,904

Investments(3)

8,528

—

555

—

555

2,163

143

11,389

Other investments

—

—

—

(22
)

(22
)

1,603

54

1,635

Intangible assets

—

—

—

—

—

—

3

3

Other assets(4)

2,446

—

—

—

—

(2,446
)

—

—

Liabilities

Financial instruments sold, not yet purchased:

Corporate and other debt(1)

89

(613
)

—

—

(613
)

586

136

1,424

Corporate equities

63

1

—

—

1

(25
)

(1
)

36

Other secured financings

8,348

—

—

—

—

(913
)

—

7,435

Long-term borrowings

446

28

—

—

28

(1
)

—

417

(1)
The net gains from Net derivative contracts and the net losses from Corporate and other debt resulted from market movements primarily associated with credit products and various credit linked instruments, respectively.

The net gains in Level 3 Net derivative contracts were primarily driven by certain credit default swaps and other instruments associated with the Company’s credit products and securitized products activities. The net losses in Level 3 Corporate and other debt were primarily driven by certain asset backed securities, including residential and commercial mortgage loans, and by corporate loans and loan commitments.

These results are only a component of the
overall trading strategies of these businesses, and do not take into consideration any related financial instruments that have been classified by the Company within the Level 1 and/or Level 2 categories. For example, the Company recorded offsetting net losses in Level 2 Net derivative contracts, which were primarily associated with the Company’s credit products and securitized products activities.

(2)
Amounts represent Financial instruments owned—derivative contracts net of Financial instruments sold, not yet purchased—derivative contracts.

(3)
The net gains from Financial instruments owned—investments were primarily related to investments associated with the Company’s real estate products and private equity portfolio.

(4)
These assets were disposed of in connection with the Discover Spin-off.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents the amounts of unrealized gains or (losses) for the three and nine months ended
August 31, 2007 relating to those assets and liabilities for which the Company utilized significant Level 3 inputs to determine fair value and that were still held by the Company at August 31, 2007:

Unrealized Gains (Losses) for Level 3 Assets and Liabilities Still Held at August 31, 2007

Three Months Ended August 31, 2007

Nine Months Ended August 31, 2007

Principal Transactions: Trading

Principal Transactions: Investments

Other Revenues

Other Comprehensive Income

Principal Transactions: Trading

Principal Transactions: Investments

Other Revenues

Other Comprehensive Income

(dollars in millions)

Assets

Financial instruments owned:

U.S. government and agency securities

$
1

$
—

$
—

$
—

$
—

$
—

—

$
—

Other sovereign government obligations

—

—

—

—

3

—

—

—

Corporate and other debt

(1,705
)

—

—

—

(1,337
)

—

—

—

Corporate equities

39

—

—

—

362

—

—

—

Investments

—

433

—

—

—

1,549

11

—

Net derivative contracts

5,386

—

—

—

8,503

—

—

—

Other investments

—

—

—

(22
)

—

—

—

(22
)

Liabilities

Financial instruments sold, not yet purchased:

Corporate and other debt

$
(615
)

$
—

$
—

$
—

$
(770
)

—

$
—

$
—

Corporate equities

(3
)

—

—

—

(2
)

—

—

—

Long-term borrowings

27

—

—

—

(76
)

—

—

—

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

$
8,587

$
16

$
8,603

Mortgage lending(2)

1,258

7

1,265

Investments(3)

1,305

13

1,318

Commercial paper and other short-term borrowings(4)

946

(1
)

947

Deposits(5)

3,143

1

3,142

Long-term borrowings(4)

14,354

130

14,224

Pretax cumulative effect of adoption of the fair value option

166

Deferred taxes

64

Cumulative effect of adoption of the fair value option

$
102

The transition adjustments were primarily related to
the following:

(1)
Loans and loan commitments made in connection with Institutional Securities’ corporate lending activities. The fair value option was elected for these positions as they are generally risk-managed on a fair value basis.

(2)
Certain mortgage lending products which are risk-managed by the Institutional Securities business segment on a fair value basis. The Company did not elect the fair value option for other eligible mortgage lending products that were managed by the Discover business segment prior to the Discover Spin-off.

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

(5)
Brokered and callable certificates of deposit issued by certain of the Company’s bank subsidiaries. The fair value option was elected for these positions as they are risk-managed on a fair value basis. The Company did not elect the fair value option for other eligible instruments within Deposits that were managed by the Discover business segment prior to the Discover Spin-off.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents gains and (losses) due to changes in fair value for items measured at fair value pursuant to election of the fair value option for the three and nine months ended August 31, 2007:

Three months ended August 31, 2007

Principal Transactions: Trading

Net Interest Revenue

Gains/ (Losses) Included in the Three Months Ended August 31, 2007(1)

(dollars in millions)

Commercial paper and other short-term borrowings

(44
)

(6
)

(50
)

Deposits

(2
)

—

(2
)

Long-term borrowings

107

(90
)

17

Nine months ended August 31, 2007

Principal Transactions: Trading

Net Interest Revenue

Gains/ (Losses) Included in the Nine Months Ended August 31, 2007(1)

(dollars in millions)

Commercial paper and other short-term borrowings

(144
)

(11
)

(155
)

Deposits

(1
)

—

(1
)

Long-term borrowings

83

(268
)

(185
)

(1)
In addition to these amounts, as discussed in Note 1, all of the instruments within Financial instruments owned and Financial instruments sold, not yet purchased, are measured at fair value, either through the election of SFAS No. 159 or as required by other accounting pronouncements. Changes in the fair value of these instruments are recorded in Principal transactions—trading and Principal transactions—investment revenues.

Interest income and expense and dividend income are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest and dividends are included as a component of the instruments’ fair value, interest and dividends are included within Principal transactions—trading revenues. Otherwise, they are included within Interest and dividend income or Interest expense.

As of August 31, 2007, the aggregate contractual principal amount of loans and long-term receivables for which the fair value option was elected exceeded the fair value of such loans and long-term receivables by approximately $27,569 million. The aggregate fair value of loans that were 90 or more days past due as of August 31, 2007 was $3,694 million. The aggregate contractual principal amount of such loans exceeded their fair value by approximately $22,419 million.

For the quarter and nine months ended August 31, 2007, the estimated changes in the fair value of the
Company’s short-term and long-term borrowings, including structured notes, for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were gains of approximately $390 million. This gain was attributable to the widening of the Company’s credit spreads and was determined based upon observations related to secondary market transactions. As of August 31, 2007, the aggregate contractual principal amount of long-term debt instruments for which the fair value option was elected exceeded the fair value of such instruments by approximately $570 million. The estimated change in the fair value of other liabilities for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were losses of approximately $750 million in the quarter and nine months ended August 31, 2007. This loss was primarily related to leveraged loan contingent commitments and was attributable to the illiquid market conditions that existed late in the quarter. It was generally determined based on the differential between estimated expected client yields at August 31, 2007 and contractual yields.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

For the quarter and nine months ended August 31, 2007, changes in the fair value of loans and other receivables for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were losses of $1,309 million and $1,093 million, respectively. Instrument-specific credit losses were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.

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

At August 31, 2007

At November 30, 2006

(dollars in millions)

Securities available for sale

$
8,849

$
—

Other

3,873

3,232

Total

$
12,722

$
3,232

Securities Available for Sale

In the second quarter of fiscal 2007, the Company purchased certain debt securities that have been classified as “securities available for sale” in accordance with SFAS No. 115, “Accounting for
Certain Investments in Debt and Equity Securities”. The following table presents information about the Company’s securities available for sale:

At August 31, 2007

Amortized Cost

Gross Unrealized Gains

Gross Unrealized Losses

Fair Value

(dollars in millions)

Securities available for sale

$
8,978

$
—

$
(129
)

$
8,849

The Securities available for sale portfolio consists of asset-backed securities related to auto, credit card and mortgage loans.

The Company uses the “first in-first out” method to determine the cost of securities sold. The average yield on the securities available for sale portfolio as of August 31, 2007 was 6.86%.

At August 31, 2007, the Securities available for sale portfolio has been in an unrealized loss position for less than 12 months. In the third quarter of fiscal 2007, the Company recorded an immaterial other-than-temporary impairment on certain mortgage-backed securities.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

In September 2006, the
FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Among other items,
SFAS No. 158 requires recognition of the overfunded or underfunded status of the Company’s defined benefit and postretirement plans as an asset or liability in the financial statements for the fiscal year ending November 30, 2007.
SFAS No. 158 also requires the measurement of defined benefit and postretirement plan assets and obligations as of the end of the fiscal year. SFAS No. 158’s requirement to recognize the funded status in the financial statements is effective for fiscal years ending after December 15, 2006, and its requirement to use the fiscal year-end date as the measurement date is effective for fiscal years ending after December 15, 2008. The Company expects to adopt a fiscal year-end measurement date for its fiscal year ending November 30, 2008. Based on information currently available, the Company expects to record an after-tax charge of approximately $200 million to Shareholders’ equity as of
November 30, 2007 upon the adoption of SFAS No. 158. The effect of the measurement date change is not expected to be material.

In April 2007,
the FASB issued FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39”, (“FSP FIN 39-1”). FSP FIN 39-1 amends certain provisions of FIN 39, “Offsetting of Amounts Related to Certain Contracts” and permits companies to offset fair value amounts recognized for cash collateral receivables or payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. FSP FIN
39-1 is effective for fiscal years beginning after

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

November 15, 2007, with early application permitted. The guidance in this FSP is consistent with the Company’s current accounting practice.

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

21.
Subsequent Event.

In October 2007, the Company announced that it
was restructuring its residential mortgage business to reflect current market conditions and to position the business for long-term growth. The plan reduces origination capacity to a level appropriate for the existing market. The restructuring will result in a net reduction-in-force of approximately 600 employees. The costs associated with the restructuring are not expected to be material.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Morgan Stanley:

We have reviewed the accompanying condensed consolidated
statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of August 31, 2007, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended August 31, 2007 and 2006, and condensed consolidated statements of cash flows for the nine-month periods ended August 31, 2007 and 2006. These interim financial statements are the responsibility of the management of Morgan Stanley.

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

October 9, 2007

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction.

Morgan Stanley (the “Company”) is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Global Wealth Management Group and Asset Management. The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. A summary of the activities of each of the segments follows:

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

Asset Management provides global asset management products and services in equity, fixed income and alternative investments, which includes private equity, infrastructure, real estate, fund of funds and hedge funds, to institutional and retail clients through proprietary and third party retail distribution channels, intermediaries and the
Company’s institutional distribution channel. Asset Management also engages in investment activities.

The discussion of the Company’s results of
operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Competition” and “Regulation” in Part I, Item 1,
“Risk Factors” in Part I, Item 1A and “Certain Factors Affecting Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (the
“Form 10-K”), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2007 Quarterly Reports on Form 10-Q and other items throughout the Form 10-K, Forms 10-Q and the
Company’s 2007 Current Reports on Form 8-K.

Beginning in the second quarter of fiscal 2007, the Company’s real estate investing business is included within the results of the Asset Management business segment. Previously, this business was included in the Institutional Securities business segment. Real estate advisory activities and certain passive limited partnership interests remain within the Institutional Securities business segment. In addition, activities associated with certain shareholder recordkeeping services are included within the Global Wealth Management Group business segment. Previously, these activities were included within the Asset Management business segment. Prior periods have been adjusted to conform to the current year’s presentation.

The
Company’s results of operations for the three and nine month periods ended August 31, 2007 and 2006 are discussed below.

Discontinued
Operations.

On June 30, 2007, the Company completed the spin-off (the “Discover Spin-off”) of Discover Financial Services
(“DFS”) (see “Other Items—Discontinued Operations—Discover” herein). DFS’s results are included within discontinued operations for all periods presented through the date of the Discover Spin-off’s completion.
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

Results of Operations.

Executive Summary.

Financial Information.

Three Months Ended August 31,

Nine Months Ended August 31,

2007

2006(1)

2007

2006(1)

Net revenues (dollars in millions):

Institutional Securities

$
4,983

$
4,894

$
19,574

$
15,635

Global Wealth Management Group

1,683

1,371

4,836

4,060

Asset Management

1,364

845

4,241

2,480

Intersegment Eliminations

(72
)

(46
)

(175
)

(185
)

Consolidated net revenues

$
7,958

$
7,064

$
28,476

$
21,990

Income before taxes (dollars in millions)(2):

Institutional Securities

$
1,501

$
1,915

$
7,296

$
5,521

Global Wealth Management Group

287

161

777

339

Asset Management

491

155

1,173

583

Intersegment Eliminations

(14
)

13

(1
)

12

Consolidated income before taxes

$
2,265

$
2,244

$
9,245

$
6,455

Consolidated net income (dollars in millions)

$
1,543

$
1,851

$
6,797

$
5,266

Earnings applicable to common shareholders (dollars in millions)(3)

$
1,526

$
1,851

$
6,747

$
5,266

Earnings per basic common share:

Income from continuing operations

$
1.45

$
1.57

$
6.08

$
4.29

Discontinued operations

0.07

0.26

0.65

0.90

Earnings per basic common share

$
1.52

$
1.83

$
6.73

$
5.19

Earnings per diluted common share:

Income from continuing operations

$
1.38

$
1.50

$
5.79

$
4.12

Discontinued operations

0.06

0.25

0.61

0.87

Earnings per diluted common share

$
1.44

$
1.75

$
6.40

$
4.99

Regional revenues(4):

Americas

$
4,172

$
4,528

$
16,374

$
13,909

Europe, Middle East, and Africa

2,439

1,825

8,125

5,780

Asia

1,347

711

3,977

2,301

Total

$
7,958

$
7,064

$
28,476

$
21,990

Statistical Data.

Book value per common share(5)

$
32.14

$
31.24

$
32.14

$
31.24

Average common equity (dollars in billions)(6):

Institutional Securities

$
25.1

$
18.6

$
22.6

$
17.5

Global Wealth Management Group

1.7

2.8

1.7

3.1

Asset Management

3.6

2.5

3.3

2.3

Unallocated capital

3.5

3.4

4.2

3.1

Total from continuing operations

33.9

27.3

31.8

26.0

Discontinued operations

1.9

5.3

4.4

5.1

Total

$
35.8

$
32.6

$
36.2

$
31.1

Statistical Data—(Continued).

Three Months Ended August 31,

Nine Months Ended August 31,

2007

2006(1)

2007

2006(1)

Return on average common equity(6):

Consolidated

17
%

23
%

25
%

23
%

Institutional Securities

16
%

30
%

29
%

29
%

Global Wealth Management Group

39
%

15
%

37
%

10
%

Asset Management

35
%

15
%

30
%

20
%

Effective income tax rate from continuing operations

34.4
%

29.9
%

33.0
%

32.8
%

Worldwide employees

47,713

41,416

47,713

41,416

Consolidated assets under management or supervision by asset class (dollars in billions)(7):

Equity

$
333

$
289

$
333

$
289

Fixed income

118

109

118

109

Money market

109

83

109

83

Alternatives(8)

101

53

101

53

Subtotal

661

534

661

534

Unit trusts

15

13

15

13

Other(9)

57

58

57

58

Total assets under management or supervision(10)

$
733

$
605

$
733

$
605

Share of minority interest assets(11)

6

—

6

—

Total

$
739

$
605

$
739

$
605

Institutional Securities:

Mergers and acquisitions completed transactions (dollars in billions)(12):

Global market volume

$
184.6

$
175.4

$
690.7

$
465.6

Market share

22.6
%

26.0
%

31.5
%

27.1
%

Rank

2

5

1

2

Mergers and acquisitions announced transactions (dollars in billions)(12):

Global market volume

$
286.2

$
167.4

$
967.6

$
517.7

Market share

24.0
%

23.3
%

29.6
%

25.8
%

Rank

2

4

2

4

Global equity and equity-related issues (dollars in billions)(12):

Global market volume

$
18.5

$
10.5

$
44.6

$
34.4

Market share

8.2
%

8.5
%

7.8
%

8.4
%

Rank

4

4

4

3

Global debt issues (dollars in billions)(12):

Global market volume

$
76.6

$
89.4

$
277.0

$
267.7

Market share

4.9
%

5.6
%

5.6
%

6.0
%

Rank

7

7

5

5

Global initial public offerings (dollars in billions)(12):

Global market volume

$
6.4

$
5.2

$
14.5

$
14.3

Market share

8.0
%

11.1
%

7.8
%

10.3
%

Rank

3

1

2

1

Pre-tax profit margin(13)

30
%

39
%

37
%

35
%

Statistical Data—(Continued).

Three Months Ended August 31,

Nine Months Ended August 31,

2007

2006(1)

2007

2006(1)

Global Wealth Management Group:

Global representatives

8,341

7,982

8,341

7,982

Annualized net revenue per global representative (dollars in thousands)(14)

$
817

$
682

$
796

$
629

Client assets by segment (dollars in billions):

$10 million or more

$
228

$
176

$
228

$
176

$1 million – $10 million

265

229

265

229

Subtotal $1 million or more

493

405

493

405

$100,000 – $1 million

182

180

182

180

Less than $100,000

24

28

24

28

Client assets excluding corporate and other accounts

699

613

699

613

Corporate and other accounts

35

29

35

29

Total client assets

$
734

$
642

$
734

$
642

Fee-based assets as a percentage of total client assets(15)

29
%

29
%

29
%

29
%

Client assets per global representative (dollars in millions)(16)

$
88

$
80

$
88

$
80

Bank deposit program (dollars in millions)(17)

$
19,409

$
9,839

$
19,409

$
9,839

Pre-tax profit margin(13)

17
%

12
%

16
%

8
%

Asset Management:

Assets under management or supervision (dollars in billions)(18)

$
577

$
463

$
577

$
463

Percent of fund assets in top half of Lipper rankings(19)

41
%

39
%

41
%

39
%

Pre-tax profit margin(13)

36
%

18
%

28
%

24
%

(1)
Certain prior-period information has been reclassified to conform to the current period’s presentation.

(2)
Amounts represent income from continuing operations before gains/(losses) from unconsolidated investees, income taxes and gain/(loss) from discontinued operations.

(3)
Earnings applicable to common shareholders are used to calculate earnings per share information.

(4)
Reflects the regional view of the Company’s consolidated net revenues, on a managed basis, based on the following methodology:

Institutional Securities: investment banking—client location, equity capital markets—client location, debt capital markets—revenue recording location, sales and trading—trading desk location. Global Wealth Management Group: global representative location. Asset Management: client location, except for the real estate investing business, which is based on asset location.

(5)
Book value per common share equals common shareholders’ equity of $34,150 million at August 31, 2007 and $33,072 million at August 31, 2006, divided by common shares outstanding of 1,062 million at August 31, 2007 and 1,059 million at August 31, 2006.

(6)
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

(7)
Amounts reported for the real estate funds reflect the Company’s invested equity in those funds.

(8)
Includes a range of alternative investment products such as real estate funds, hedge funds, private equity funds, funds of hedge funds and funds of private equity funds.

(9)
Amounts include assets under management or supervision associated with the Global Wealth Management Group business segment.

(10)
Revenues and expenses associated with these assets are included in the Company’s Asset Management, Global Wealth Management Group and Institutional Securities business segments.

(11)
Amount represents Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.

(12)

Source: Thomson Financial, data as of September 5, 2007—The data for the three months ended August 31, 2007 and 2006 are for the periods from
June 1 to August 31, 2007 and June 1 to August 31, 2006, respectively. The data for the nine months ended August 31 are for the periods from January 1 to August 31, 2007 and January 1 to August 31, 2006, respectively, as Thomson Financial presents these data on a calendar-year basis.

(13)
Percentages represent income from continuing operations before gains/(losses) from unconsolidated investees and income taxes as a percentage of net revenues.

(14)
Annualized net revenue per global representative amounts equal Global Wealth Management Group’s net revenues divided by the quarterly average global representative headcount for the periods presented.

(15)
Pursuant to a recent court decision vacating an SEC rule that permitted fee-based brokerage, the Company’s fee-based brokerage program was terminated in the U.S. on
October 1, 2007. Assets that were in such program are now largely in commission-based brokerage accounts, although some clients elected to move assets to fee-based advisory programs. Accordingly, as a result of these changes, fee-based assets as a percentage of total client assets have recently declined.

(16)
Client assets per global representative equal total period-end client assets divided by period-end global representative headcount.

(17)
Bank deposits are held at certain of the Company’s Federal Deposit Insurance Corporation insured depository institutions for the benefit of retail clients through their brokerage accounts.

(18)
Amount includes Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.

(19)
Source: Lipper, one-year performance excluding money market funds as of August 31, 2007 and 2006, respectively.

Third Quarter 2007 Performance.

Company
Results.    The Company recorded income from continuing operations of $1,474 million and diluted earnings per share from continuing operations of $1.38 for the quarter ended August 31, 2007, decreases of 7% and
8%, respectively, from the comparable fiscal 2006 period. Net revenues (total revenues less interest expense) increased 13% to $7,958 million. Non-interest expenses of $5,693 million increased 18% from the prior-year period, primarily due to higher compensation costs. The annualized return on average common equity from continuing operations was 17.2% compared with 23.3% in the third quarter of last year.

For the nine month period ended August 31, 2007, income from continuing operations was $6,151 million, a 41% increase from $4,353 million a year ago. Net revenues rose 29% to $28,476 million and non-interest expenses increased 24%
to $19,231 million. Diluted earnings per share from continuing operations were a record $5.79 compared with $4.12 a year ago. The annualized return on average common equity from continuing operations for the nine month period was 25.5% compared with
22.4% in the prior-year period.

The Company’s effective income tax rate from continuing operations was 34.4% and 33.0% in the quarter and nine month period ended August 31, 2007 compared with 29.9% and 32.8% in the quarter and nine month period ended August 31, 2006. The increase in the quarter primarily reflected the geographic mix of earnings.

Including discontinued operations, net income for the quarter ended August 31, 2007 was $1,543 million, a decrease of 17% from $1,851 million in the comparable fiscal 2006 period. For the nine month period ended August 31, 2007, net income was a record $6,797 million, a 29% increase from $5,266 million a year ago. Diluted earnings per share were $1.44 for the quarter compared with $1.75 in the third quarter of fiscal 2006, and the annualized return on average common equity for the third quarter was 17.1% compared with 22.7% a year ago. For the nine month period ended August 31, 2007, diluted earnings per share were a record $6.40 compared with $4.99 a year ago, and the annualized return on average common equity was 24.9% compared with 22.6% last year. The results for the nine month period ended August 31, 2007 included a gain of $168 million ($109 million after-tax) in discontinued operations related to the sale of Quilter on February 28, 2007. Discontinued operations in the first quarter of fiscal 2006 included a loss of $125 million ($75 million after-tax) related to the sale of the Company’s aircraft leasing business (see “Other Items—Discontinued Operations” herein).

Institutional
Securities.    Institutional Securities recorded income from continuing operations before (losses)/gains from unconsolidated investees and income taxes of $1,501 million, a 22% decrease from last year’s third quarter. Net revenues rose 2% to $4,983 million. Non-interest expenses increased 17% to $3,482 million, reflecting higher compensation accruals and non-compensation expenses.

Investment banking revenues increased 45% from last year’s third quarter to $1,439 million. Advisory fees from merger, acquisition and restructuring transactions were $664 million, an increase of 50% from last year’s third quarter. Underwriting revenues rose 41% from last year’s third quarter to $775 million.

Fixed income sales and trading revenues were $2,197 million, down 3% from the third quarter of fiscal 2006. The decrease was driven by significantly lower credit product revenues and lower results in commodities, partially offset by record results in interest rate and currency products. The decline in credit product revenues primarily reflected spread widening, lower liquidity and higher volatility, which resulted in lower origination, securitization and trading results across most credit product groups. Commodity revenues decreased primarily due to lower trading results from oil liquids, partially offset by higher revenues from electricity and natural gas products. Interest rate and currency product revenues benefited from stronger revenues in interest rate and foreign exchange products. Fixed income sales and trading revenues also benefited from the widening of the Company’s credit spreads on certain of its long-term borrowings, such as structured notes. Equity sales and trading revenues increased 16% to $1,761 million in the third quarter of fiscal 2007. The increase was driven by higher revenues from derivative, financing and cash products and prime brokerage, partially offset by trading losses in quantitative strategies.

Other sales and
trading net revenues in the third quarter of fiscal 2007 included losses of approximately $940 million due to the impact of mark-to-market valuations associated with loans and loan commitments associated with the Company’s corporate lending activities. These losses include $726 million of mark downs of leveraged loan commitments associated with acquisition financing transactions that were accepted by the borrower but not yet closed. These losses were primarily related to the illiquid market conditions that existed during the period and reflected the deterioration of the credit markets that occurred in the latter portion of the quarter.

Global Wealth Management Group.    The Global Wealth Management Group recorded income from continuing operations before income taxes of $287 million, a 78% increase from last year’s third quarter. Net revenues increased 23% from last year’s third quarter to $1,683 million reflecting higher transactional revenues due to increased underwriting activity, higher asset management revenues reflecting growth in fee-based products and higher net interest revenue from growth in the bank deposit program. Total non-interest expenses increased 15% from a year ago to $1,396 million. Compensation and benefits expense increased, primarily reflecting higher incentive-based compensation accruals due to higher net revenues and investment in the business. Non-compensation costs remained flat from a year ago. Total client assets increased to $734 billion, up 14% from last year’s third quarter. In addition, client assets in fee-based accounts rose 15% to $211 billion at August 31, 2007 and represented 29% of total client assets. At quarter-end, the number of global representatives was 8,341, an increase of 4% from a year ago.

Asset Management.    Asset Management recorded income before income taxes of $491 million in the quarter ended August 31, 2007 compared with $155 million in the prior year period. Net revenues increased 61% from last year’s third quarter to $1,364 million driven by higher investment revenues, primarily in the real estate and private equity business, and higher asset management, distribution and administration fees, primarily due to an increase in assets under management and higher performance fees from the alternatives business. Non-interest expenses increased 27% to $873 million, due to higher incentive-based compensation accruals associated with increased net revenues, as well as higher non-compensation expenses due to higher levels of business investment and business activity. Assets under management or supervision within Asset Management of
$577 billion were up $114 billion, or 25%, from the third quarter of last year, primarily due to market appreciation and positive net flows.

Global Market and Economic Conditions in the Quarter and Nine Month Period Ended August 31, 2007.

In the U.S., the moderate pace of
economic growth that occurred during the first half of fiscal 2007 showed signs of slowing during the third quarter of fiscal 2007, primarily reflecting the difficult conditions in the residential real estate and credit markets. Concerns about the impact of sub-prime loans caused the broader credit markets to deteriorate considerably over the course of the quarter, with increased volatility, significant spread widening and lower levels of liquidity and price transparency. The U.S.
unemployment rate at the end of the quarter increased modestly to 4.6% from 4.5% at the end of fiscal 2006. Conditions in the U.S. equity markets were also volatile, and major equity market indices declined during the quarter, primarily as a result of the developments in the credit markets. The Federal Reserve Board (the “Fed”) lowered the discount rate by 0.50% during the quarter.

Subsequent to quarter end, in September 2007, the Fed lowered both the benchmark interest rate and discount rate by 0.50% in order to provide additional liquidity and stability to the financial markets and to contain the economic impact related to the correction in the residential real estate market. The Fed had not changed the benchmark interest rate since June 2006.

In Europe, economic growth continued to be strong, reflecting momentum in domestic demand and exports. According to corporate business surveys, there were, however, indications that growth in Europe may be slowing. Major equity market indices in Europe decreased during the quarter, primarily due to the difficult conditions in the credit markets. The European Central Bank raised the benchmark interest rate by
0.25% during the quarter and by an aggregate of 0.75% in the nine month period. The Bank of England raised the benchmark interest rate by 0.25% during the quarter and by an aggregate of 0.75% in the nine month period.

In Japan, moderate economic growth continued to be driven by exports and domestic demand. The level of unemployment also remained relatively low. Japanese equity market indices decreased during the third quarter primarily due to tighter global credit conditions. The Bank of Japan left rates unchanged during the third quarter of fiscal 2007 but had raised the benchmark interest rate from 0.25% to 0.50% during the nine month period. Economies elsewhere in Asia also expanded, particularly in China, which benefited from strength in exports, domestic demand and continued globalization. In China, equity market indices rose during the third quarter of fiscal 2007.
The People’s Bank of China raised the benchmark lending rate by 0.45% during the quarter and by an aggregate of 0.90% in the nine month period. Subsequent to quarter end, in September 2007, the People’s Bank of China raised the benchmark lending rate by 0.27%.

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

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Asset Management to the Global Wealth Management Group
associated with sales of certain products and the related compensation costs paid to the Global Wealth Management Group’s global representatives. Income (loss) before taxes recorded in Intersegment Eliminations was $(14) million and $13 million in the quarters ended August 31, 2007 and 2006, respectively, and $(1) and $12 million in the nine month periods ended August 31, 2007 and 2006, respectively. Included in the results of Intersegment Eliminations for the quarter and nine months ended August 31, 2007 is a $25 million advisory fee related to the Discover Spin-off that was eliminated in consolidation. The results for the nine months ended August 31, 2006 included a $30 million advisory fee related to the
Company’s sale of the aircraft leasing business that was eliminated in consolidation.

Certain reclassifications have been made to prior-period
amounts to conform to the current period’s presentation, including the reporting of DFS and Quilter within discontinued operations for all periods presented, the transfer of the real estate investing business from the Institutional Securities business segment to the Asset Management business segment, and the transfer of certain shareholder recordkeeping services from the Asset Management business segment to the Global Wealth Management Group business segment.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

Three Months Ended August 31,

Nine Months Ended August 31,

2007

2006

2007

2006

(dollars in millions)

Revenues:

Investment banking

$
1,439

$
992

$
4,175

$
2,919

Principal transactions:

Trading

1,236

2,728

9,970

9,133

Investments

217

114

963

746

Commissions

911

630

2,368

1,933

Asset management, distribution and administration fees

24

19

74

Interest and dividends

14,141

11,852

43,355

31,012

Other

222

92

693

270

Total revenues

18,190

16,427

61,598

46,069

Interest expense

13,207

11,533

42,024

30,434

Net revenues

4,983

4,894

19,574

15,635

Total non-interest expenses

3,482

2,979

12,278

10,114

Income from continuing operations before (losses) gains from unconsolidated investees and income taxes

1,501

1,915

7,296

5,521

(Losses) gains from unconsolidated investees

(19
)

20

(65
)

25

Provision for income taxes

483

556

2,293

1,778

Income from continuing operations

$
999

$
1,379

$
4,938

$
3,768

Investment Banking.    Investment banking revenues for the quarter ended
August 31, 2007 increased 45% from the comparable period of fiscal 2006. The increase was due to higher revenues from merger, acquisition and restructuring activities and fixed income and equity underwriting transactions. Advisory fees from merger, acquisition and restructuring transactions were $664 million, an increase of 50% from the comparable period of fiscal 2006. Underwriting revenues were $775 million, an increase of 41% from the comparable period of fiscal 2006. Equity underwriting revenues increased 81% to $429 million. Fixed income underwriting revenues increased 11% to $346 million, although revenues from high yield and leveraged loan transactions were adversely affected by the difficult market conditions that existed during the quarter.

At August 31, 2007, the backlog of merger, acquisition and restructuring transactions and equity underwriting transactions were higher, while the backlog of fixed income underwriting transactions was lower, as compared with the third quarter of fiscal 2006. The backlog of merger, acquisition and restructuring transactions and equity and fixed income underwriting transactions is subject to the risk that transactions may not be completed due to challenging or unforeseen economic or market conditions, adverse developments regarding one of the parties to the transaction, a failure to obtain required regulatory approval or a decision on the part of the parties involved not to pursue a transaction.

Investment banking revenues in the nine month
period ended August 31, 2007 increased 43% from the comparable period of fiscal 2006. The increase was due to higher revenues from merger, acquisition and restructuring activities and equity and fixed income underwriting transactions.

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

Total sales and trading revenues decreased 16% in the quarter ended August 31, 2007 from the comparable period of fiscal 2006. Sales and trading revenues were adversely affected by the difficult market conditions that existed during the quarter ended August 31, 2007. The credit markets deteriorated considerably over the course of the quarter with increased volatility, significant spread widening, lower levels of liquidity and reduced price transparency. These factors affected the leveraged lending markets, the effectiveness of hedging strategies, subprime mortgage markets, including the market for collateralized debt obligations, and other structured credit product markets. This credit environment significantly impacted the Company’s corporate lending and credit sales and trading activities. In addition, such conditions contributed to increased volatility and deleveraging in the equity markets, which affected the Company’s quantitative trading strategies.

Sales and trading revenues
include the following:

Three Months Ended August 31,

Nine Months Ended August 31,

2007(1)

2006(1)

2007(1)

2006(1)

(dollars in millions)

Equity

$
1,761

$
1,520

$
6,186

$
4,845

Fixed income

2,197

2,257

8,523

7,039

Other

(877
)

(100
)

(1,040
)

(240
)

Total sales and trading revenues

$
3,081

$
3,677

$
13,669

$
11,644

(1)
Includes Principal transactions-trading, Commissions, and Net interest revenues. Equity and fixed income sales and trading revenues include certain funding costs that were not previously allocated to those businesses. Other sales and trading net revenue primarily includes results related to investment banking, corporate lending and other corporate activities. All prior period amounts have been reclassified to conform to the current period’s presentation.

Equity sales and trading revenues increased 16% to $1,761 million in the third quarter of fiscal
2007 from the comparable period of fiscal 2006. The increase was driven by higher revenues from derivative products, financing products, cash products and prime brokerage, partially offset by trading losses in quantitative strategies. Record revenues from derivative products benefited from strong customer flows and increased market volatility. Prime brokerage generated record revenues reflecting continued growth in global client asset balances. Record revenues from financing products were primarily due to higher commission revenues driven by strong market volumes. Although commission revenues increased, revenues continued to be affected by intense competition, particularly in the U.S., and a continued shift toward electronic trading. Equity sales and trading revenues also benefited from the widening of the Company’s credit spreads on certain of its long-term borrowings, such as structured notes, which increased revenues by approximately $100 million. Such revenues represent the decrease in the fair value of the Company’s long-term borrowings that was attributable to the widening of the Company’s credit spreads during the quarter. The Company has accounted for these instruments at fair value since its adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) on December 1, 2006 (see Note 18 to the condensed consolidated financial statements). These increases were partially offset by trading losses in quantitative strategies of approximately $480 million resulting from unfavorable positioning as the market significantly reduced leverage late in the quarter.

Fixed income sales and trading revenues decreased 3% to $2,197 million in the third quarter of fiscal 2007 from the comparable period of fiscal 2006. The decrease was driven by significantly lower credit product revenues and lower results in commodities, partially offset by record results in interest rate and currency products. Credit product revenues decreased
54%, primarily due to lower revenues from corporate credit and structured products. Spread widening, lower liquidity and higher volatility resulted in lower origination, securitization and trading results across most credit product groups and also affected the performance of the Company’s hedging strategies. In particular, trading losses were sustained on certain high yield structured credit positions, which resulted from unfavorable positioning, widening credit spreads and the difficult market conditions that existed during the quarter. Lower revenues from the Company’s residential and commercial mortgage loan activities also contributed to the decline in credit product revenues, reflecting the difficult market conditions referred to above, as well as continued concerns in the sub-prime mortgage loan sector. Commodity revenues decreased 29%, primarily due to lower trading results from oil liquids, partially offset by higher revenues from electricity and natural gas products. Interest rate and currency product revenues increased 142%, reflecting higher revenues from interest rate and foreign exchange products. Fixed income sales and trading revenues also benefited from the widening of the Company’s credit spreads on certain of its long-term borrowings, such as structured notes, which increased revenues by approximately $290 million. Such revenues represent the decrease in the fair value of the Company’s long-term borrowings that was attributable to the widening of the Company’s credit spreads during the quarter. The Company has accounted for these instruments at fair value since its adoption of SFAS No. 159 on December 1, 2006 (see Note 18 to the condensed consolidated financial statements). Fixed income sales and trading revenues also benefited from gains on certain derivatives (see Note 18 to the condensed consolidated financial statements).

Other sales and trading net revenues in the third quarter of fiscal 2007 included losses of approximately $940 million due to the impact of mark-to-market valuations associated with loans and loan commitments associated with the Company’s corporate lending activities. The losses included $726 million of markdowns of leveraged loan commitments associated with acquisition financing transactions that were accepted by the borrower but not yet closed. These losses were primarily related to the illiquid market conditions that existed during the period. The valuation of these commitments could change in future periods depending on, among other things, the extent that they are renegotiated or repriced or the associated acquisition transaction does not occur. In addition, the Company’s leveraged finance business originates and distributes loans and commitments, and intends to distribute its current positions; however, this may take longer than in the past and is dependent on liquidity reentering the market. The fair value measurement of loan commitments takes into account certain fees that are attributable to the contingent commitment contract. For further information about the Company’s corporate lending activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk”.

Total sales and trading revenues increased 17% in the nine month period ended August 31, 2007 from the comparable period of fiscal 2006, reflecting higher fixed income and equity sales and trading revenues, partially offset by losses in other sales and trading revenues. Equity sales and trading revenues increased 28% primarily due to higher revenues from derivatives products, financing products, equity cash products and prime brokerage. Fixed income sales and trading revenues increased 21% primarily due to higher revenues from interest rate and currency products and credit products, partially offset by lower revenues from commodities products. The losses in other sales and trading revenues were driven by markdowns of loans and loan commitments associated with the Company’s corporate lending activities.

Principal Transactions-Investments.    Principal transaction net investment revenues aggregating $217 million and $963 million were recorded in the quarter and nine month period ended August 31, 2007, as compared with net revenues of $114 million and $746 million in the quarter and nine month period ended August 31, 2006. The increase in both periods primarily related to realized and unrealized net gains associated with certain of the
Company’s investments. The increase in the nine month period also reflected higher revenues from the

Company’s investments in passive limited partnership interests associated with the Company’s real estate funds. Both periods also reflected higher revenues related to certain employee deferred compensation plans (see “Other Items—Deferred Compensation Plans” herein).

Other.    Other revenues increased 141% and 157% in the quarter and nine month period ended August 31, 2007. The increase was primarily attributable to revenues related to the operation of pipelines, terminals and barges and the distribution of refined petroleum products associated with the Company’s acquisition of TransMontaigne Inc. (“TransMontaigne”) on September 1, 2006. Higher sales of benchmark indices and risk management analytic products also contributed to the increase.

Non-Interest Expenses.    Non-interest expenses increased
17% and 21% in the quarter and the nine month period ended August 31, 2007. Compensation and benefits expense increased 11% and 19% in the quarter and nine month period primarily reflecting higher incentive-based compensation accruals resulting from higher net revenues. In addition, the prior year quarter included lower incentive-based compensation accruals to reflect the estimated full year 2006 compensation levels. The increase in the nine month period also reflected higher costs associated with certain employee deferred compensation plans (see “Other Items—Deferred Compensation Plans” herein), partially offset by Institutional Securities’ share ($270 million) of the incremental compensation expense related to equity awards to retirement-eligible employees in the first quarter of fiscal 2006 (see “Other Items—Stock-Based Compensation” herein). Excluding compensation and benefits expense, non-interest expenses increased 26% and
27% in the quarter and nine month period, reflecting increased levels of business activity and expenses associated with the acquired businesses discussed below. Occupancy and equipment expense increased 27% and 35% in the quarter and nine month period, primarily due to higher rent and occupancy costs in Europe, Asia and the U.S. Brokerage, clearing and exchange fees increased 41% and 25% in the quarter and nine month period, primarily reflecting substantially increased equity and fixed income trading activity. Marketing and business development expense increased 28% and 30% in the quarter and nine month period, primarily due to a higher level of business activity. Professional services expense increased 5% in the nine month period, primarily due to higher legal and consulting costs related to increased business activity. Other expenses increased 55% and 83% in the quarter and nine month period, respectively, reflecting costs associated with TransMontaigne, the Heidmar
Group of companies (“Heidmar”) and Saxon Capital, Inc. (“Saxon”), partially offset by higher net litigation accruals in the fiscal 2006 periods. The Company acquired TransMontaigne and Heidmar in September 2006 and Saxon in
December 2006. The quarter and nine month periods of fiscal 2006 included legal accruals related to the pending settlement of General American litigation, which was partially offset by a favorable outcome related to the LVMH litigation.

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

Three Months Ended August 31,

Nine Months Ended August 31,

2007

2006

2007

2006

(dollars in millions)

Revenues:

Investment banking

$
166

$
120

$
496

$
282

Principal transactions:

Trading

145

117

407

362

Investments

3

16

21

44

Commissions

353

252

1,025

864

Asset management, distribution and administration fees

788

704

2,286

2,062

Interest and dividends

321

265

893

711

Other

33

26

111

93

Total revenues

1,809

1,500

5,239

4,418

Interest expense

126

129

403

358

Net revenues

1,683

1,371

4,836

4,060

Total non-interest expenses

1,396

1,210

4,059

3,721

Income from continuing operations before income taxes

287

161

777

339

Provision for income taxes

119

54

308

114

Income from continuing operations

$
168

$
107

$
469

$
225

Investment Banking.    Investment banking revenues increased 38% and 76% in the
quarter and nine month period ended August 31, 2007, driven by strong underwriting activity across equity, fixed income and unit trust products.

Principal Transactions—Trading.    Principal transaction trading revenues increased 24% and 12% in the quarter and nine month period ended August 31, 2007. The increase in both periods was primarily due to higher revenues from derivative and foreign exchange products and municipal fixed income securities. The increase in the nine month period was also due to higher revenues from certain employee deferred compensation plans (see
“Other Items—Deferred Compensation Plans” herein).

Principal Transactions—Investments.    Principal
transaction investment net revenues were $3 million and $21 million in the quarter and nine month period ended August 31, 2007 compared with net revenues of $16 million and $44 million in the quarter and nine month period ended
August 31, 2006. The decline in both periods primarily reflected lower net gains from certain of the Company’s investments in exchanges and memberships.

Commissions.    Commission revenues increased 40% and 19% in the quarter and nine month period ended August 31, 2007 due to higher levels of client activity.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 12% and 11%
in the quarter and nine month period ended August 31, 2007, primarily reflecting higher client assets in fee-based accounts.

Client assets in
fee-based accounts rose 15% to $211 billion at August 31, 2007, including $33 billion in fee-based (fee-in-lieu of commission) brokerage accounts. Pursuant to a recent court decision vacating an SEC rule that permitted fee-based brokerage, the
Company’s fee-based brokerage program was terminated in the U.S. on October 1, 2007. Assets that were in such program are now largely in commission-based brokerage accounts,

although some clients elected to move assets to fee-based advisory programs. Accordingly, as a result of these changes, fee-based assets as a percentage of total client assets have recently declined. Client asset balances increased to $734 billion at August 31, 2007 from $642 billion at August 31, 2006, primarily due to market appreciation. Client asset balances in accounts greater than $1 million increased to $493 billion at August 31, 2007 from $405 billion at August 31, 2006.

Net
Interest.    Net interest revenues increased 43% and 39% in the quarter and nine month period ended August 31, 2007, primarily due to the bank deposit program. Balances in the bank deposit program rose to $19,409 million at August 31, 2007 as compared with $9,839 million at August 31, 2006.

Non-Interest
Expenses.    Non-interest expenses increased 15% and 9% in the quarter and nine month period ended August 31, 2007, primarily reflecting an increase in compensation and benefits expense. Compensation and benefits expense increased 23% and 16% in the quarter and nine month period ended August 31, 2007, primarily reflecting higher incentive-based compensation accruals due to higher net revenues and investments in the business. The increase in the nine month period was partially offset by Global Wealth Management Group’s share ($80 million) of the incremental compensation expense related to equity awards to retirement-eligible employees in the first quarter of 2006 (see “Other
Items—Stock-Based Compensation” herein). Excluding compensation and benefits expense, non-interest expenses were flat in the quarter and decreased 5% in the nine month period. Occupancy and equipment expense increased 7% in the nine month period, primarily due to higher rental costs. Information processing and communications expense decreased 8% in the nine month period, primarily due to lower telecommunications costs. Marketing and business development expense increased 42% in the quarter and 32% in the nine month period, primarily due to costs associated with the Company’s advertising campaign. Professional services expense increased 17% and 4% in the quarter and nine month period, primarily due to higher sub-advisory fees associated with growth in fee-based assets, partially offset by lower costs for legal counsel. The increase in the quarter was also due to higher consulting costs. Other expenses decreased 39% and 32% in the quarter and nine month period, primarily resulting from an insurance reimbursement related to a litigation matter.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

Three Months Ended August 31,

Nine Months Ended August 31,

2007

2006

2007

2006

(dollars in millions)

Revenues:

Investment banking

$
92

$
26

$
184

$
84

Principal transactions:

Investments

338

170

1,458

439

Commissions

6

5

18

19

Asset management, distribution and administration fees

926

629

2,538

1,909

Interest and dividends

14

21

57

37

Other

10

5

62

16

Total revenues

1,386

856

4,317

2,504

Interest expense

22

11

76

24

Net revenues

1,364

845

4,241

2,480

Total non-interest expenses

873

690

3,068

1,897

Income before income taxes

491

155

1,173

583

Provision for income taxes

174

61

428

230

Net income

$
317

$
94

$
745

$
353

Investment Banking.    Investment banking revenues increased $66 million
and $100 million in the quarter and nine month period ended August 31, 2007, primarily reflecting higher revenues from real estate products.

Principal Transactions-Investments.    Principal transaction net investment gains of $338 million and $1,458 million were recognized in the quarter and nine month period ended August 31, 2007 as compared with net gains of $170 million and $439 million in the quarter and nine month period ended August 31, 2006. The increase in both periods was primarily related to investments associated with the Company’s real estate products and private equity portfolio. The increase in the nine month period was also due to higher net gains on investments associated with the Company’s alternatives products and higher revenues associated with certain employee deferred compensation plans (see “Other Items—Deferred Compensation Plans” herein).

Asset Management, Distribution and Administration
Fees.    Asset management, distribution and administration fees increased 47% and 33%, primarily due to higher fund management and administration fees associated with a 24% and 18% increase in average assets under management in the quarter and nine month period, respectively, a more favorable asset mix and higher performance fees from the alternatives business, including those associated with FrontPoint Partners (“FrontPoint”), which the Company acquired in December 2006 (see “Other Items—Acquisitions and Sale of Minority Interest” herein).

Asset Management’s period-end and average customer assets under management or supervision were as follows:

At August 31, 2007

At August 31, 2006(1)

Average For the Three Months Ended

Average For the Nine Months Ended

August 31, 2007(1)

August 31, 2006(1)

August 31, 2007(1)

August 31, 2006(1)

(dollars in billions)

Assets under management or supervision by distribution channel:

Americas Retail Morgan Stanley brand

$
63

$
61

$
65

$
62

$
64

$
64

Americas Retail Van Kampen brand

99

90

100

89

98

90

Americas Intermediary(2)

66

55

66

53

63

49

U.S. Institutional

122

95

119

95

113

97

Non-U.S.

118

84

114

81

106

79

Total long-term assets under management or supervision

468

385

464

380

444

379

Institutional money markets/liquidity

70

40

61

38

55

37

Retail money markets

33

38

33

38

34

40

Total money markets

103

78

94

76

89

77

Total assets under management or supervision

571

463

558

456

533

456

Share of minority interest assets(4)

6

—

6

—

5

—

Total

$
577

$
463

$
564

$
456

$
538

$
456

At August 31, 2007

At August 31, 2006(1)

Average For the Three Months Ended

Average For the Nine Months Ended

August 31, 2007(1)

August 31, 2006(1)

August 31, 2007(1)

August 31, 2006(1)

(dollars in billions)

Assets under management or supervision by asset class:

Equity

$
254

$
226

$
259

$
225

$
252

$
228

Fixed income

98

93

98

91

95

91

Money market

103

78

94

76

89

77

Alternatives(3)

101

53

92

51

82

48

Subtotal

556

450

543

443

518

444

Unit trusts

15

13

15

13

15

12

Total assets under management or supervision

571

463

558

456

533

456

Share of minority interest assets(4)

6

—

6

—

5

—

Total

$
577

$
463

$
564

$
456

$
538

$
456

(1)
Assets under management or supervision and net flows by distribution channel have been restated for all periods presented to include amounts related to real estate funds previously managed within the Institutional Securities business segment. Additionally, the amounts reported for these real estate funds have been redefined to reflect the Company’s invested equity in those funds. Previously, these amounts were disclosed on a gross real estate asset basis, which included leverage.

63

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

Activity in Asset Management’s customer assets under management or supervision were as follows:

Three Months Ended August 31,

Nine Months Ended August 31,

2007(1)

2006(1)

2007(1)

2006(1)

(dollars in billions)

Balance at beginning of period

$
560

$
454

$
496

$
443

Net flows by distribution channel:

Americas Retail Morgan Stanley brand

(1
)

(2
)

(3
)

(7
)

Americas Retail Van Kampen brand

1

(1
)

1

(2
)

Americas Intermediary(2)

1

2

4

7

U.S. Institutional

1

(3
)

2

(12
)

Non-U.S.

6

—

15

4

Net inflows/(outflows) excluding money markets

8

(4
)

19

(10
)

Money market net flows:

Institutional

12

3

19

5

Retail

1

(1
)

(3
)

(9
)

Total money market net flows

13

2

16

(4
)

Market appreciation/(depreciation)

(5
)

11

37

34

Total net increase

16

9

72

20

Acquisitions

—

—

7

—

Net increase in share of minority interest assets(3)

1

—

2

—

Balance at end of period

$
577

$
463

$
577

$
463

(1)
Assets under management or supervision and net flows by distribution channel have been restated for all periods presented to include amounts related to real estate funds previously managed within the Institutional Securities business segment. Additionally, the amounts reported for these real estate funds have been redefined to reflect the Company’s invested equity in those funds. Previously, these amounts were disclosed on a gross real estate asset basis, which included leverage.

(2)
Americas Intermediary channel primarily represents client flows through defined contribution, insurance and bank trust platforms.

(3)
Amount represents Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.

Net inflows (excluding money markets) in the quarter and nine month period ended August 31, 2007 were primarily associated with positive flows from non-U.S.
clients. Money market net flows for the quarter and nine month period ended August 31, 2007 were primarily associated with positive flows into institutional liquidity assets. In the nine month period ended August 31, 2007, the inflows were partially offset by outflows from certain money market funds that were impacted by the growth of Global Wealth Management Group’s bank deposit program.

Other.    Other revenues were $10 million and $62 million in the quarter and nine month period ended August 31, 2007 as compared with $5 million and $16 million, respectively, in the prior-year periods. The increase in both periods was primarily due to revenue recognized from the Company’s minority stakes in Avenue Capital Group and Lansdowne Partners, which the Company acquired in the fourth quarter of fiscal 2006.

Non-Interest Expenses.    Non-interest expenses increased 27% and 62% in the quarter and nine month period ended August 31, 2007, reflecting an increase in compensation and benefits expense and non-compensation expenses. Compensation and benefits expense increased 28% and 91% in the quarter and nine month period,

primarily reflecting higher incentive-based compensation accruals due to higher net revenues. The increase in the nine month period was also due to expenses associated with certain employee deferred compensation plans, as well as investments in the business, partially offset by Asset Management’s share ($28 million) of the incremental compensation expense related to equity awards to retirement-eligible employees that was recorded in the first quarter of fiscal 2006 (see “Other Items—Stock Based-Compensation” herein). Excluding compensation and benefits expense, non-interest expenses increased 24% and 26% in the quarter and nine month period. Occupancy and equipment expense increased 22% and 24% in the quarter and nine month period, primarily due to higher rental costs associated with the acquisition of FrontPoint and new business initiatives. Brokerage, clearing and exchange fees increased 19% and 4% in the quarter and nine month period, primarily due to higher costs associated with the launch of new products. Information processing and communications expense increased 25% in the nine month period primarily due to higher costs associated with FrontPoint and new business initiatives. Professional services expense increased 43% and 49% in the quarter and nine month period, primarily due to higher sub-advisory fees. Other expenses increased $63 million in the nine month period ended August 31, 2007, primarily due to an insurance reimbursement received in the second quarter of fiscal 2006 related to certain legal matters.

Other Items.

Deferred Compensation Plans.

The Company maintains various deferred compensation plans for the benefit of certain employees. Beginning
December 1, 2006, increases or decreases in assets or earnings associated with such plans are reflected in net revenues, and increases or decreases in liabilities associated with such plans are reflected in compensation expense. Previously, the increases or decreases in assets and liabilities associated with these plans were both recorded in net revenues. The amount of the reclassification that was recorded within net revenues was $172 million and $358 million for the quarter and nine month period ended August 31, 2006. Prior periods have been reclassified to conform to the current presentation.

Stock-Based Compensation.

For stock-based awards issued prior to the adoption of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) as of
December 1, 2004, the Company’s accounting policy for awards granted to retirement-eligible employees is to recognize compensation cost over the service period specified in the award terms. The Company accelerates any unrecognized compensation cost for such awards if and when a retirement-eligible employee leaves the Company.

For fiscal 2005 year-end stock-based compensation awards
that were granted to retirement-eligible employees in December 2005, the Company recognized the compensation cost for such awards on the date of grant instead of over the service period specified in the award terms. As a result, the Company recorded non-cash incremental compensation expenses of approximately $378 million in the first quarter of fiscal 2006 for stock-based awards granted to retirement-eligible employees as part of the fiscal 2005 year-end award process and for awards granted to retirement-eligible employees, including new hires, in the first quarter of fiscal 2006. These incremental expenses were included within Compensation and benefits expense and reduced income before taxes within the Institutional Securities ($270 million), Global Wealth Management Group ($80 million) and Asset Management ($28 million) business segments.

Discontinued Operations.

Discover.    On June 30, 2007, the Company completed the Discover Spin-off. The Company distributed all of the outstanding shares of DFS common stock, par value $0.01 per share, to the Company’s stockholders of record as of June 18, 2007. The Company’s stockholders received one share of DFS common stock for every two shares of the Company’s common stock. Stockholders received cash in lieu of fractional shares for amounts less than one full DFS share. The Company received a tax ruling from the Internal Revenue Service that, based on customary representations and qualifications, the distribution was tax-free to the Company’s stockholders for U.S. federal income tax purposes. The Company distributed net assets of $5,558 million to shareholders on the date of the Discover Spin-off, which was recorded as a reduction of the
Company’s retained earnings.

The Discover Spin-off allows the Company to focus its efforts on more closely aligned firm-wide strategic priorities within its Institutional Securities, Global Wealth Management Group and Asset Management business segments.

The results of DFS prior to the Discover
Spin-off are included within discontinued operations for all periods presented.

The results of discontinued operations include interest expense that was allocated based upon borrowings that were specifically attributable to DFS’s operations through intercompany transactions existing prior to the Discover Spin-off. For the three months ended August 31, 2007 and
2006, the amount of interest expense reclassified to discontinued operations was approximately $14 million and $74 million, respectively. Interest expense reclassified to discontinued operations in the nine months ended August 31,
2007 and 2006 was approximately $159 million and $186 million, respectively.

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

See Note 15 to the condensed consolidated financial statements for further information on discontinued operations.

Acquisitions and Sale of Minority Interest.

MSCI.    On July 31, 2007, the Company announced that it would sell a minority interest in its subsidiary, MSCI Inc. (“MSCI”) in an initial public offering. MSCI is a provider of investment decision support tools to equity, fixed income and multi-asset class investment institutions globally. MSCI is included within the Institutional Securities business segment.

JM Financial.    In October 2007, the Company dissolved its India joint ventures with JM Financial. The Company purchased the joint venture’s institutional equities sales, trading and research platform by acquiring JM Financial’s 49% interest and sold the Company’s 49% interest in the joint venture’s investment banking, fixed income and retail operation to JM Financial.

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

Coleman Litigation.

In
the first quarter of fiscal 2005, the Company recorded a $360 million charge related to the Coleman litigation matter (see Note 8 to the condensed consolidated financial statements). For further information, refer to “Legal Proceedings” in
Part II, Item 1 herein, “Legal Proceedings” in Part II, Item I of the Quarterly Reports on Form 10-Q for the quarters ended February 28, 2007 and May 31, 2007 and “Legal Proceedings” in Part I, Item 3 of
the Form 10-K.

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

(“CPH”) motions for rehearing, rehearing en banc and for certification of certain questions for review by the Florida Supreme Court. On
June 11, 2007, the trial court issued an order cancelling the supersedeas bond that the Company had posted. On July 2, 2007 CPH filed a petition with the Florida Supreme Court asking that court to review the Court of Appeal’s decision. On July 25, 2007, the Company filed a brief in opposition to the CPH petition.

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

Accounting for Servicing of Financial Assets.    In March 2006, the FASB issued SFAS
No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. The Company adopted SFAS No. 156 on December 1, 2006 and has elected to fair value mortgage servicing rights held as of the date of adoption. This election did not have a material impact on the
Company’s opening balance of Retained earnings as of December 1, 2006. The Company also elected to fair value mortgage servicing rights acquired after December 1, 2006.

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

Employee Benefit Plans.    In September 2006, the
FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Among other items,
SFAS No. 158 requires recognition of the overfunded or underfunded status of the Company’s defined benefit and postretirement plans as an asset or liability in the financial statements for the fiscal year ending November 30, 2007. SFAS No.
158 also requires the measurement of defined benefit and postretirement plan assets and obligations as of the end of the fiscal year. SFAS No. 158’s requirement to recognize the funded status in the financial statements is effective for fiscal years ending after December 15, 2006, and its requirement to use the fiscal year-end date as the measurement date is effective for fiscal years ending after December 15, 2008. The Company expects to adopt a fiscal year-end measurement date for its fiscal year ending November 30, 2008. Based on information currently available, the Company expects to record an after-tax charge of approximately $200 million to Shareholders’ equity as of November 30, 2007 upon the adoption of SFAS No. 158. The effect of the measurement date change is not expected to be material.

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

Offsetting of Amounts Related to Certain Contracts.    In April 2007, the FASB issued FSP
No. FIN 39-1, “Amendment of FASB Interpretation No. 39”, (“FSP FIN 39-1”). FSP FIN 39-1 amends certain provisions of FIN 39, “Offsetting of Amounts Related to Certain Contracts” and permits companies to offset fair value amounts recognized for cash collateral receivables or payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement.
FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. The guidance in this FSP is consistent with the Company’s current accounting practice.

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

Subsequent Event.

In October
2007, the Company announced that it was restructuring its residential mortgage business to reflect current market conditions and to position the business for long-term growth. The plan reduces origination capacity to a level appropriate for the existing market. The restructuring will result in a net reduction-in-force of approximately 600 employees. The costs associated with the restructuring are not expected to be material.

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

In connection
with the Company’s adoption of SFAS No. 157 effective December 1, 2006, the Company categorizes its assets and liabilities that are accounted for at fair value in the condensed consolidated statements of financial condition into a fair value hierarchy as defined by SFAS No. 157. The fair value hierarchy is directly related to the amount of subjectivity associated with the inputs utilized to determine the fair value of these assets and liabilities. See Note 18 to the condensed consolidated financial statements for further information about the fair value hierarchy and the Company’s assets and liabilities that are accounted for at fair value.

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

A substantial percentage of the fair value of the
Company’s financial instruments used for trading is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing parameters in a product (or a related product) may be used to derive a price without requiring significant judgment. In certain markets, such as for products that are less actively traded, observable market prices or market parameters are not available, and fair value is determined using techniques appropriate for each particular product. These techniques can, at times, involve a significant degree of judgment.

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

At August 31, 2007

At November 30, 2006

Assets

Liabilities

Assets

Liabilities

Exchange traded

$
14,277

$
18,563

$
12,554

$
17,094

OTC

48,211

43,525

42,889

40,397

Total

$
62,488

$
62,088

$
55,443

$
57,491

The fair value of OTC derivative contracts is derived primarily using pricing models, which may require multiple market input parameters. Where appropriate, valuation adjustments are made to account for various factors, including credit quality and market liquidity. These adjustments are applied on a consistent basis and are based upon observable market data where available. The Company also uses pricing models to manage the risks introduced by OTC derivatives. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be modeled using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option pricing model, simulation models or a combination thereof, applied consistently. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. Pricing models take into account the contract terms, including the maturity, as well as market parameters such as interest rates, volatility and the creditworthiness of the counterparty. As a result of the Company’s adoption of SFAS No. 157 on December 1, 2006, the impact of the Company’s own credit spreads are also considered when measuring the fair value of liabilities, including OTC derivative contracts.

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

Investment Activities.    Substantially all equity and debt investments purchased in connection with private equity and other investment activities are recorded at fair value and are included within Financial instruments owned—Investments in the condensed consolidated statements of financial condition, and gains and losses are primarily reflected in Principal transactions—investment revenues. The carrying value of such investments reflects expected exit values based upon appropriate valuation techniques applied on a consistent basis. Such techniques employ various market, income and cost approaches to determine fair value at the measurement date. The Company’s partnership interests are included within Financial instruments owned—Investments in the condensed consolidated statements of financial condition and are recorded at fair value, which considers the fair value of the underlying partnership’s net assets.

Fair Value Control Processes.    The Company employs control processes to validate the fair value of its financial instruments, including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable market prices or market-based parameters wherever possible. In the event that market prices or parameters are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by Company personnel with relevant expertise who are independent from the trading desks. Additionally, groups independent from the trading divisions within the Financial Control, Market
Risk and Credit Risk Departments participate in the review and validation of the fair values generated from pricing models, as appropriate. Where a pricing model is used to determine fair value, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model. Consistent with market practice, the Company has individually negotiated agreements with certain counterparties to exchange collateral
(“margining”) based on the level of fair values of the derivative contracts they have executed. Through this margining process, one party or both parties to a derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required. This sharing of fair value information provides additional support of the Company’s recorded fair value for the relevant OTC derivative products. For certain OTC derivative products, the Company, along with other market participants, contributes derivative pricing information to aggregation services that synthesize the data and make it accessible to subscribers. This information is then used to evaluate the fair value of these OTC derivative products. For more information regarding the Company’s risk management practices, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the
Form 10-K.

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

Special Purpose Entities.

The Company enters into a variety of transactions with special purpose entities (“SPE”), primarily in connection with securitization activities. The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds, credit card loans and other types of financial instruments. In most cases, these SPEs are deemed to be variable interest entities (“VIE”). Unless a VIE is determined to be a qualifying special purpose entity (“QSPE”), the Company is required under accounting guidance to perform an analysis of each VIE at the date

upon which the Company becomes involved with it to determine whether the Company is the primary beneficiary of the VIE, in which case the Company must consolidate the VIE. QSPEs are not consolidated. The determination of whether an SPE meets the accounting requirements of a QSPE requires significant judgment, particularly in evaluating whether the permitted activities of the SPE are significantly limited and in determining whether derivatives held by the SPE are passive and nonexcessive. In addition, the analysis involved in determining whether an entity is a VIE, and in determining the primary beneficiary of a VIE, also requires significant judgment (see Note 11 to the condensed consolidated financial statements).

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

The
Company’s liquidity and funding risk management policies are designed to mitigate the potential risk that the Company may be unable to access adequate financing to service its financial obligations when they come due without material, adverse franchise or business impact. The key objectives of the liquidity and funding risk management framework are to support the successful execution of the Company’s business strategies while ensuring ongoing and sufficient liquidity through the business cycle and during periods of financial distress. The principal elements of the Company’s liquidity management framework are the Contingency Funding Plan, the Liquidity Reserve and the Cash Capital Policy. Comprehensive financing guidelines (collateralized funding, long-term funding strategy, surplus capacity, diversification, staggered maturities and committed credit facilities) support the Company’s target liquidity profile.

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

The Company’s total assets increased to $1,185,131 million at August 31, 2007 from $1,121,192 million at
November 30, 2006. The increase was primarily due to increases in financial instruments owned (largely driven by increases in corporate equities, investments, other sovereign government obligations and derivative contracts) and securities received as collateral, partially offset by the completion of the Discover Spin-off (see “Other Items—Discontinued Operations—Discover” herein) and a decrease in securities borrowed.

Within the sales and trading related assets and liabilities are transactions attributable to securities financing activities. Securities financing assets and liabilities as of August 31, 2007 were $658 billion and $663 billion, respectively. Securities financing transactions include repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received, customer receivables/payables and related segregated customer cash.

Securities financing assets and liabilities include
matched book transactions with minimal market, credit and/or liquidity risk. These matched book transactions are to accommodate customers, as well as to obtain securities for the settlement and finance of inventory positions. The customer receivable/payable portion of the securities financing transactions includes customer margin loans, collateralized by customer owned securities, and customer cash, which is segregated in order to satisfy regulatory requirements. The Company’s exposure on these transactions is limited by collateral maintenance policies, which limits the Company’s credit exposure to customers. Included within securities financing assets was $92 billion that in accordance with SFAS No. 140 represented equal and offsetting assets and liabilities for fully collateralized non-cash loan transactions.

Balance sheet leverage ratios are one indicator of capital adequacy when viewed in the context of a company’s overall liquidity and capital policies. The Company views the adjusted leverage ratio as a more relevant measure of financial risk when comparing financial services firms and evaluating leverage trends. The Company has adopted a definition of adjusted assets that excludes certain self-funded assets considered to have minimal market, credit and/or liquidity risk. These low-risk assets generally are attributable to the Company’s matched book and securities lending businesses. Adjusted assets are calculated by reducing gross assets by aggregate resale agreements and securities borrowed less non-derivative short positions and assets recorded under certain provisions of SFAS No. 140 and FIN 46R. Gross assets are also reduced by the full amount of cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements. The adjusted leverage ratio reflects the deduction from shareholders’ equity of the amount of equity used to support goodwill and intangible assets (as the Company does not view this amount of equity as available to support its risk capital needs). In addition, the Company views junior subordinated debt issued to capital trusts as a component of its capital base given the inherent characteristics of the securities. These characteristics include the long-dated nature (e.g., some have final maturity at issuance of 30 years extendible at the Company’s option by a further 19 years, others have a 60-year final maturity at issuance), the Company’s ability to defer coupon interest for up to 20 consecutive quarters and the subordinated nature of the obligations in the capital structure. The Company also receives rating agency equity credit for these securities. Excluding the $92 billion of assets and liabilities recorded in accordance with SFAS No. 140 would reduce the leverage ratio from 32.3x to 29.8x.

The following table sets forth the Company’s total assets, adjusted assets and leverage ratios as of August 31, 2007 and November 30, 2006 and for the average month-end balances during the quarter and nine month period ended August 31, 2007:

Balance at

Average Month-End Balance(1)

August 31, 2007

November 30, 2006

For the Quarter Ended August 31, 2007

For the Nine Month Period Ended August 31, 2007

(dollars in millions, except ratio data)

Total assets

$
1,185,131

$
1,121,192

$
1,211,866

$
1,205,450

Less: Securities purchased under agreements to resell

(176,910
)

(175,787
)

(167,799
)

(178,308
)

Securities borrowed

(257,032
)

(299,631
)

(254,864
)

(284,025
)

Add: Financial instruments sold, not yet purchased

176,097

183,119

174,478

172,312

Less: Derivative contracts sold, not yet purchased

(62,088
)

(57,491
)

(60,530
)

(55,571
)

Subtotal

865,198

771,402

903,151

859,858

  Less: Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements(2)

(43,229
)

(29,565
)

(43,903
)

(38,665
)

Assets recorded under certain provisions of SFAS No. 140 and FIN 46R

(129,552
)

(100,236
)

(150,858
)

(133,549
)

Goodwill and net intangible assets(3)

(3,451
)

(3,443
)

(3,781
)

(3,958
)

Adjusted assets

$
688,966

$
638,158

$
704,609

$
683,686

Common equity

$
34,150

$
34,264

$
35,780

$
36,200

Preferred equity

1,100

1,100

1,100

1,100

Shareholders’ equity

35,250

35,364

36,880

37,300

Junior subordinated debt issued to capital trusts

4,875

4,884

4,874

4,877

Subtotal

40,125

40,248

41,754

42,177

Less: Goodwill and net intangible assets(3)

(3,451
)

(3,443
)

(3,497
)

(3,844
)

Tangible shareholders’ equity

$
36,674

$
36,805

$
38,257

$
38,333

Leverage ratio(4)

32.3x

30.5x

31.7x

31.4x

Adjusted leverage ratio(5)

18.8x

17.3x

18.4x

17.8x

(1)
Average balances for the third quarter of fiscal 2007 were calculated based upon month-end balances from May 2007 through August 2007. Average balances for the nine month period ended August 31, 2007 were calculated based upon month-end balances from November 2006 through August 2007. Average common equity was adjusted for the Discover Spin-off.

78

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

Activity in the Nine Month Period Ended August 31, 2007.

The Company’s total capital consists of
shareholders’ equity, long-term borrowings (debt obligations scheduled to mature in more than 12 months) and junior subordinated debt issued to capital trusts. At August 31, 2007, total capital was $187,480 million, an increase of $25,346 million from November 30, 2006. The Company redeemed all $66 million of its outstanding Capital Units on February 28, 2007.

During the nine
month period ended August 31, 2007, the Company issued senior notes with a carrying value at quarter-end aggregating $55.6 billion, including non-U.S. dollar currency notes aggregating $23.7 billion. In connection with the note issuances, the
Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates (“LIBOR”) trading levels. At August 31, 2007, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s senior debt indentures) was approximately $197 billion (including guaranteed obligations of the indebtedness of subsidiaries). The weighted average maturity of the
Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.6 years at August 31, 2007.

During the nine month period
ended August 31, 2007, the Company purchased approximately $3.2 billion of its common stock (approximately 42 million shares) through publicly announced plans or programs at an average cost of $76.23 per share, which includes the actual price of shares purchased prior to the Discover Spin-off (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2). In December 2006, the Company announced that its Board of Directors had authorized the repurchase of up to $6 billion of the Company’s outstanding common stock. This share repurchase authorization considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements.
As of August 31, 2007, the Company had approximately $2.8 billion remaining under its current share repurchase authorization, which the Company expects to utilize over the next 3-9 months at prices the Company deems appropriate, subject to its unallocated capital position, market conditions and regulatory considerations.

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

In the quarter and nine month period ended August 31, 2007, economic capital requirements have been met by regulatory Tier 1 equity (including common shareholders’ equity, certain preferred stock, eligible hybrid capital instruments and deductions of goodwill and certain intangible assets and deferred tax assets), subject to regulatory limits.

The following table presents the Company’s allocated average Tier 1 equity
(“economic capital”) for the quarter and nine month period ended August 31, 2007 and average common equity for the quarters and nine month periods ended August 31, 2007 and 2006:

Three Months Ended August 31,

Nine Months Ended August 31,

2007

2006

2007

2006

Average Tier 1 equity

Average common equity

Average common equity

Average Tier 1 equity

Average common equity

Average common equity

(dollars in billions)

Institutional Securities

$
25.7

$
25.1

$
18.6

$
23.5

$
22.6

$
17.5

Global Wealth Management Group

1.6

1.7

2.8

1.5

1.7

3.1

Asset Management

2.8

3.6

2.5

2.6

3.3

2.3

Unallocated capital

3.5

3.5

3.4

4.2

4.2

3.1

Total from continuing operations

33.6

33.9

27.3

31.8

31.8

26.0

Discontinued operations

1.6

1.9

5.3

3.6

4.4

5.1

Total

$
35.2

$
35.8

$
32.6

$
35.4

$
36.2

$
31.1

The increase in economic capital allocated to Institutional Securities from the prior year periods reflects the increased risk profile that has resulted from the Company’s decisions to invest in key businesses. The Company expects this growth to continue, provided market opportunities continue to warrant such investments. The decrease in the economic capital allocated to the Global Wealth Management Group was due to the Company’s reassessment of the amount of capital required to support the market risks and credit risks in the Global Wealth Management Group. The incremental equity capital allocated to Asset Management represents primarily capital required for acquisitions and investments in asset management products.

The Company currently anticipates that unallocated capital will be used for organic growth, additional acquisitions and other capital needs, including repurchases of common stock.

During fiscal 2007, the Company’s shareholders’ equity has been affected by the adoption of SFAS No. 157 and SFAS No. 159 (see “Other Items—Accounting Developments” herein) and the Discover Spin-off (see “Other Items—Discontinued Operations—Discover” herein).

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

Contingency Funding Plan.    The Company maintains a Contingency Funding Plan to manage a potential prolonged liquidity contraction over a one-year time period and to provide the ability to conduct business in an orderly manner. The Contingency Funding Plan is produced on a parent, bank subsidiary and non-bank subsidiary level. The Contingency Funding Plan sets forth a course of action to ensure effective management of a liquidity event. Liquidity risk exposures are regularly evaluated and reported to the Firm Risk Committee and appropriate business segment risk committees.

Liquidity Reserve.    The Company seeks to maintain liquidity reserves to meet daily funding needs and strategic liquidity targets as outlined in the Contingency Funding Plan. The adequacy of the liquidity reserves are continually assessed and determined based on regular updates to the Contingency Funding Plan. During the quarter ended August 31, 2007, the Company proactively increased its liquidity reserves to address volatility in the credit markets, including the potential need to fund loan commitments and certain assets with reduced distribution channels.

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

Average Balance

Liquidity Reserve

At August 31, 2007

For the Quarter Ended August 31, 2007

For the Nine Month Period Ended August 31, 2007

(dollars in billions)

Parent

$
75

$
49

$
44

Bank subsidiaries

20

20

14

Non-bank subsidiaries

30

24

16

Total

$
125

$
93

$
74

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

In connection with
certain OTC trading agreements and certain other agreements associated with the Institutional Securities business, the Company would be required to provide additional collateral to certain counterparties in the event of a downgrade by either
Moody’s Investors Service or Standard & Poor’s. At August 31, 2007, the amount of additional collateral that would be required in the event of a one-notch downgrade of the Company’s senior debt credit rating was approximately $588 million. Of this amount, $587 million relates to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

As of September 30, 2007, the Company’s credit ratings were as follows:

Commercial Paper

Senior Debt

Dominion Bond Rating Service Limited

R-1 (middle)

AA (low)

Fitch Ratings(1)

F1+

AA-

Moody’s Investors Service

P-1

Aa3

Rating and Investment Information, Inc.

a-1+

AA

Standard & Poor’s(2)

A-1+

AA-

(1)
On December 19, 2006, Fitch Ratings changed the outlook on the Company’s senior debt ratings from Stable to Negative.

(2)
On July 30, 2007, Standard & Poor’s upgraded the Company’s commercial paper rating from A-1 to A-1+ and upgraded the Company’s senior debt rating from A+ to AA-.

Commitments.

The Company’s
commitments as of August 31, 2007 are summarized below by period of expiration. Since commitments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Years to Maturity

Less than 1

1-3

3-5

Over 5

Total

(dollars in millions)

Letters of credit and other financial guarantees(1)

$
10,739

$
1

$
—

$
—

$
10,740

Investment activities(2)

402

185

3

854

1,444

Investment grade corporate lending commitments(3)

18,759

7,703

22,148

1,770

50,380

Non-investment grade corporate lending commitments(3)

3,812

823

4,425

26,615

35,675

Sales and trading-related commitments(4)

677

1,549

1,090

8,369

11,685

Commitments for secured lending transactions(5)

8,199

3,695

1,248

2,601

15,743

Commitments to purchase mortgage loans(6)

222

—

—

—

222

Commitments to originate mortgage loans(7)

869

—

—

—

869

Commitments to extend credit for mortgage lending(8)

3,985

—

—

—

3,985

Commitments to municipal bond trusts(9)

16,020

—

—

—

16,020

Other commitments(10)

1,221

42

4

—

1,267

Total(11)

$
64,905

$
13,998

$
28,918

$
40,209

$
148,030

83

(1)
This amount represents the Company’s outstanding letters of credit and other financial guarantees, which are primarily used to satisfy various collateral requirements.

(2)
This amount represents commitments associated with the Company’s real estate, private equity and principal investment activities.

(3)
The Company’s investment grade and non-investment grade lending commitments are made in connection with corporate lending and other business activities. Credit ratings for commitments are determined by the Company’s Institutional Credit Department using methodologies generally consistent with those employed by external rating agencies. Obligor credit ratings of BB+ or lower are considered non-investment grade.

(4)
This amount represents commitments associated with the Company’s Institutional Securities sales and trading activities.

(5)
This amount represents lending commitments extended by the Company to companies that are secured by assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower. This amount also includes commitments to asset-backed commercial paper conduits of $1,974 million, which primarily have maturities of less than 3 years.

(6)
This amount represents the Company’s forward purchase contracts involving mortgage loans.

(7)
This amount represents residential mortgage loan commitments to individuals.

(8)
This amount represents residential home equity lines of credit.

(9)
This amount represents commitments to municipal bond trusts in connection with the Company’s Institutional Securities business.

(10)
This amount includes commercial loan commitments to small businesses and commitments related to securities-based lending activities in connection with the Company’s Global
Wealth Management Group business.

(11)
See Note 8 to the condensed consolidated financial statements.

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

At August 31, 2007, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $99 billion and $50 billion, respectively.

Regulatory Requirements.

The Company is a consolidated supervised entity (“CSE”) as defined by the SEC. As such, the Company is subject to group-wide supervision and examination by the
SEC and to minimum capital requirements on a consolidated basis. As of August 31, 2007, the Company was in compliance with the CSE capital requirements.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk.

Market Risk.

The Company uses Value-at-Risk (“VaR”) as one of a range of risk management tools. VaR values should be interpreted in light of the method’s strengths and limitations, which include, but are not limited to: historical changes in market risk factors may not be accurate predictors of future market conditions; VaR estimates represent a one-day measurement and do not reflect the risk of positions that cannot be liquidated or hedged in one day; and VaR estimates may not fully incorporate the risk of more extreme market events that are outsized relative to observed historical market behavior or reflect the historical distribution of results beyond the 95% confidence interval. A small proportion of market risk generated by trading positions is not included in VaR, and the modeling of the risk characteristics of some positions relies upon approximations that, under certain circumstances, could produce significantly different VaR results from those produced using more precise measures. For a further discussion of the Company’s VaR methodology and its limitations, and the Company’s risk management policies and control structure, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

The tables below present the following: the Company’s quarter-end Aggregate (Trading and Non-trading), Trading, and Non-trading VaR (see Table 1 below); the Company’s quarterly average, high, and low Trading
VaR (see Table 2 below); and the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (95% vs. 99%) for the VaR statistic or a shorter historical time series
(four years vs. one year) of market data upon which it bases its simulations (see Table 3 below). Aggregate Trading and Non-trading VaR incorporates certain non-trading positions that are not included in Trading VaR; these include (a) the funding liabilities related to institutional trading positions and (b) public-company equity positions recorded as investments by the Company. Investments made by the Company that are not publicly traded are not reflected in the VaR results below. Aggregate Trading and Non-trading VaR also excludes certain funding liabilities primarily related to fixed and other non-trading assets. As of August 31, 2007, the notional amount of funding liabilities related to non-trading assets
(including office facilities and other equipment, goodwill, deferred tax assets, and intangible assets) was approximately $7.8 billion, with a duration of approximately 10.6 years.

The table below presents 95%/one-day VaR for each of the Company’s primary risk exposures and on an aggregate basis at August 31, 2007, May 31, 2007 and November 30, 2006.

Aggregate (Trading and Non-trading)

Trading

Non-trading

Table 1: 95% Total VaR

95%/One-Day VaR at

95%/One-Day VaR at

95%/One-Day VaR at

Primary Market Risk Category

August 31, 2007

May 31, 2007

November 30, 2006

August 31, 2007

May 31, 2007

November 30, 2006

August 31, 2007

May 31, 2007

November 30, 2006

(dollars in millions)

Interest rate and credit spread

$
58

$
47

$
41

$
55

$
42

$
38

$
20

$
15

$
13

Equity price

36

53

58

34

50

55

5

8

5

Foreign exchange rate

16

18

9

16

18

9

2

1

—

Commodity price

36

33

31

36

33

31

—

—

—

Subtotal

146

151

139

141

143

133

27

24

18

Less diversification benefit(1)

62

58

50

60

57

48

6

5

3

Total VaR

$
84

$
93

$
89

$
81

$
86

$
85

$
21

$
19

$
15

(1)
Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s Aggregate VaR and Trading VaR at August 31, 2007 were $84 million and $81 million, respectively, compared with $93 million and $86 million, respectively, at May 31, 2007. The decrease in
Aggregate VaR and Trading VaR was primarily driven by a decrease in equity exposures toward the end of the quarter.

The Company views average Trading VaR over a period of time as more representative of trends in the business than VaR at any single point in time. Table 2 below, which presents the high, low and average 95%/one-day Trading VaR during the quarters ended August 31, 2007, May 31, 2007 and November 30, 2006, represents substantially all of the
Company’s trading activities. Certain market risks included in the year-end Aggregate VaR discussed above are excluded from these measures (e.g., equity price risk in public company equity positions recorded as investments by the Company and certain funding liabilities related to trading positions).

Average Trading VaR for the quarter ended August 31, 2007 increased to $87 million from
$81 million for the quarter ended May 31, 2007, primarily driven by increases in interest rate and credit spread VaR and commodity price VaR. The increase in interest rate and credit spread VaR was predominately driven by increased volatility in securitized product and corporate credit markets, which resulted in a higher VaR despite a reduction in risk exposures during the third quarter. The increase in commodity price VaR was predominately driven by increased exposure to electricity and natural gas products.

Table 2: 95% High/Low/Average Trading VaR

Daily 95%/One-Day VaR for the Quarter Ended August 31, 2007

Daily 95%/One-Day VaR for the Quarter Ended May 31, 2007

Daily 95%/One-Day VaR for the Quarter Ended November 30, 2006

Primary Market Risk Category

High

Low

Average

High

Low

Average

High

Low

Average

(dollars in millions)

Interest rate and credit spread

$
88

$
38

$
52

$
50

$
34

$
40

$
40

$
29

$
34

Equity price

61

29

43

53

35

44

55

24

32

Foreign exchange rate

25

11

17

21

11

16

23

8

12

Commodity price

47

33

38

40

31

34

35

26

30

Trading VaR

$
108

$
72

$
87

$
92

$
69

$
81

$
85

$
49

$
61

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

Table 3: Average 95% and 99% Trading VaR with Four-Year/One-Year Historical Time Series

Average 95%/One-Day VaR for the Quarter Ended August 31, 2007

Average 99%/One-Day VaR for the Quarter Ended August 31, 2007

Primary Market Risk Category

Four-Year Factor History

One-Year Factor History

Four-Year Factor History

One-Year Factor History

(dollars in millions)

Interest rate and credit spread

$
52

$
48

$
81

$
71

Equity price

43

46

64

71

Foreign exchange rate

17

16

24

27

Commodity price

38

37

62

53

Trading VaR

$
87

$
87

$
128

$
126

In addition, if the Company were to report Trading VaR (using a four-year historical time series) with respect to a 10-day holding period, the Company’s 95% and 99% Average Trading VaR for the quarter ended August 31, 2007 would have been $276 million and $403 million, respectively.

Distribution of VaR Statistics and Net Revenues for the quarter ended August 31,
2007.    As shown in Table 2 above, the Company’s average 95%/one-day Trading VaR for the quarter ended August 31, 2007 was $87 million. The histogram below presents the distribution of the Company’s daily
95%/one-day Trading VaR for the quarter ended August 31, 2007. The most frequently occurring value was between $84 million and $93 million, while for approximately 89% of trading days during the quarter, VaR ranged between $75 million and
$102 million.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenue is to compare the VaR with actual trading revenue. Assuming no intra-day trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the fiscal year is 13, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the accuracy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. The Company incurred daily trading losses in excess of the 95%/one-day Trading VaR on six days during the quarter and nine month period ended August 31, 2007. These losses were incurred during a period of exceptionally high volatility across equity, corporate credit and securitized product markets. Since the Company bases its VaR calculations on four years of equally weighted historical data, clustering of VaR exceptions should occur during periods of exceptionally high market turbulence. The occurrence of six outliers during the quarter is consistent with the fact that realized volatility exceeded the long term average during the quarter. Over the longer term, trading losses are expected to exceed VaR an average of three times per quarter at the 95% confidence level. The Company bases its VaR calculations on the long term (or unconditional) distribution, and therefore evaluates its risk from a longer term perspective, which avoids understating risk during periods of relatively lower volatility in the market.

The histogram below shows the distribution of daily net trading revenue during the quarter ended August 31, 2007 for the Company’s trading businesses (including net interest and non-agency commissions but excluding certain non-trading revenues such as primary, fee-based and prime brokerage revenue credited to the trading businesses). During the quarter ended August 31, 2007, the Company experienced net trading revenue losses on 13 days. These loss days were driven predominately by increased market volatility realized during the second half of the quarter. The largest loss days resulted from losses associated with quantitative strategies in early August 2007, when these strategies were adversely affected by widespread portfolio reductions, with the largest single-day trading loss being
$390 million.

Credit Risk.

For a
further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risks—Credit Risk” in Part II, Item 7A of the Form 10-K.

Credit Exposure-Corporate Lending.    In connection with certain of its Institutional Securities business activities, the Company provides loans or lending commitments (including bridge financing) to selected clients. Such loans and commitments can generally be classified as either “event-driven” or “relationship-driven”.

“Event-driven” loans and commitments refer to activities associated with a particular event or transaction, such as to support client merger, acquisition or recapitalization transactions. The commitments associated with these “event-driven” activities may not be indicative of the Company’s actual funding requirements, since funding is contingent upon a proposed transaction being completed. In addition, the borrower may not fully utilize the commitment, or the Company’s portion of the commitment may be reduced through the syndication process. The borrower’s ability to draw on the commitment is also subject to certain terms and conditions, among other factors. The borrowers of “event-driven” lending transactions may be investment grade or non-investment grade. The Company risk manages its exposures in connection with “event-driven”
transactions through various means, including syndication, distribution and/or hedging.

“Relationship-driven” loans and commitments are
generally made to expand business relationships with select clients. The commitments associated with “relationship-driven” activities may not be indicative of the Company’s actual funding requirements, as the commitment may expire unused or the borrower may not fully utilize the commitment. The borrowers of “relationship-driven” lending transactions may be investment grade or non-investment grade. The Company may hedge its exposures in connection with
“relationship-driven” transactions.

The following table presents information about the Company’s corporate loans and commitments as of
August 31, 2007. The “total corporate lending exposure” column includes both lending commitments and funded loans. Funded loans represent loans that have been drawn by the borrower and that were outstanding as of August 31, 2007. Lending commitments represent legally binding obligations to provide funding to clients as of August 31, 2007 for both “relationship-driven” and “event-driven” transactions. As discussed above, these loans and commitments have varying terms, may be senior or subordinated, may be secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated, traded or hedged by the Company.

At August 31, 2007 and November 30, 2006, the aggregate amount of investment grade loans was $11.1 billion and $6.4 billion, respectively, and the aggregate amount of non-investment grade loans was $7.5 billion and $3.4 billion, respectively. At August 31, 2007 and November 30, 2006, the aggregate net amount of lending commitments outstanding was $86.1 billion and $53.5 billion, respectively. In connection with these business activities (which include corporate funded loans and lending commitments), the Company had hedges with a notional amount of $37.5 billion and $26.5 billion at August 31, 2007 and
November 30, 2006, respectively, including both internal and external hedges utilized by the lending business.

Corporate Lending
Commitments and Funded Loans

Years to Maturity

Total Corporate Lending Exposure(2)(3)(4)

Corporate Loans

Credit Rating(1)

Less than 1

1-3

3-5

Over 5

(dollars in millions)

AAA

$
742

$
60

$
1,312

$
—

$
2,114

$
—

AA

4,442

1,267

3,694

290

9,693

1,299

A

5,437

3,381

7,840

828

17,486

2,369

BBB

13,834

4,660

12,838

909

32,241

7,487

Non-investment grade

5,032

2,025

5,094

31,005

43,156

7,480

Total

$
29,487

$
11,393

$
30,778

$
33,032

$
104,690

$
18,635

Notional amount of hedges owned

$
37,474

89

(1)
Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.

(2)
Total corporate lending exposure includes both lending commitments and funded loans.

(3)
Includes “event-driven” funded loans of $8 billion and “event-driven” lending commitments of $43 billion.

(4)
Included in the $43 billion of “event-driven” loan commitments were $31.3 billion of commitments to non-investment grade borrowers that were accepted by the borrower but not yet closed. Activity associated with these “pipeline” commitments during the third quarter was as follows: balance as of May 31, 2007, $26.6 billion; closed commitments, $(3.9) billion; withdrawn commitments,
$(2.9) billion; other reductions, primarily through distribution, $(7.1) billion; additions during the quarter, $18.6 billion; balance as of August 31, 2007, $31.3 billion.

Credit Exposure-Derivatives.    The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at August 31, 2007. Fair value represents the risk reduction arising from master netting agreements, where applicable, and, in the final column, net of collateral received (principally cash and
U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned(1)

Years to Maturity

Cross-Maturity and Cash Collateral Netting(3)

Net Exposure Post-Cash Collateral

Net Exposure Post- Collateral

Credit Rating(2)

Less than 1

1-3

3-5

Over 5

(dollars in millions)

AAA

$
1,028

$
1,206

$
1,066

$
5,909

$
(2,153
)

$
7,056

$
6,967

AA

8,213

7,401

5,530

17,918

(22,675
)

16,387

14,652

A

3,378

2,609

2,706

6,748

(6,890
)

8,551

8,134

BBB

2,789

2,261

2,640

1,858

(2,595
)

6,953

5,305

Non-investment grade

4,362

2,709

1,988

2,792

(4,495
)

7,356

4,199

Unrated(4)

1,102

600

181

695

(670
)

1,908

667

Total

$
20,872

$
16,786

$
14,111

$
35,920

$
(39,478
)

$
48,211

$
39,924

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

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at August 31, 2007, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

Years to Maturity

Cross-Maturity and Cash Collateral Netting(1)

Net Exposure Post-Cash Collateral

Net Exposure Post- Collateral

Product Type

Less than 1

1-3

3-5

Over 5

(dollars in millions)

Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
3,915

$
8,234

$
9,534

$
33,532

$
(29,254
)

$
25,961

$
23,381

Foreign exchange forward contracts and options

6,818

656

108

39

(1,671
)

5,950

4,816

Equity securities contracts (including equity swaps, warrants and options)

4,998

3,146

895

675

(4,650
)

5,064

2,553

Commodity forwards, options and swaps

5,141

4,750

3,574

1,674

(3,903
)

11,236

9,174

Total

$
20,872

$
16,786

$
14,111

$
35,920

$
(39,478
)

$
48,211

$
39,924

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

3-5

Over 5

(dollars in millions)

Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
7,123

$
6,306

$
8,147

$
19,216

$
(24,159
)

$
16,633

Foreign exchange forward contracts and options

6,795

660

109

40

(833
)

6,771

Equity securities contracts (including equity swaps, warrants and options)

5,284

3,655

1,924

1,108

(2,012
)

9,959

Commodity forwards, options and swaps

6,710

4,393

1,723

1,295

(3,959
)

10,162

Total

$
25,912

$
15,014

$
11,903

$
21,659

$
(30,963
)

$
43,525

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

The Company’s derivatives (both listed and OTC) at August 31, 2007 and November 30, 2006 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

At August 31, 2007

At November 30, 2006

Product Type

Assets

Liabilities

Assets

Liabilities

(dollars in millions)

Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
26,437

$
17,122

$
19,444

$
15,688

Foreign exchange forward contracts and options

5,952

6,775

7,325

7,725

Equity securities contracts (including equity swaps, warrants and options)

18,570

27,604

16,705

23,155

Commodity forwards, options and swaps

11,529

10,587

11,969

10,923

Total

$
62,488

$
62,088

$
55,443

$
57,491

Each category of derivative products in the above tables includes a variety of instruments, which can differ substantially in their characteristics. Instruments in each category can be denominated in U.S. dollars or in one or more non-U.S. currencies.

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

Country
Exposure.    The Company monitors its credit exposure and risk to individual countries. Credit exposure to a country arises from the Company’s lending activities and derivatives activities in a country. At
August 31, 2007, based on the domicile of the counterparty, approximately 7% of the Company’s credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivatives contracts) was to emerging markets, and no one emerging market country accounted for more than 3% of the Company’s credit exposure. The Company defines emerging markets to include generally all countries that are not members of the Organization for Economic Co-operation and Development and includes as well the Czech Republic, Hungary, Korea, Mexico, Poland, the Slovak Republic and Turkey, but excludes countries rated AA/Aa2 or above by
Standard & Poor’s and Moody’s Investors Service.

Industry Exposure.    The Company also monitors its
credit exposure and risk to individual industries. At August 31, 2007, the Company’s material credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivatives contracts) was to entities engaged in the following industries: consumer-related entities, utilities, telecommunications, financial institutions and banks, energy-related entities and healthcare.

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

Part II OTHER INFORMATION

Item 1.    Legal Proceedings

In addition to the matters described in the Company’s Annual
Report on Form 10-K for the fiscal year ended November 30, 2006 (the “Form 10-K”), the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended February 28, 2007 (the “First Quarter Form 10-Q”) and
May 31, 2007 (the “Second Quarter Form 10-Q”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

Coleman Litigation.

On July 25, 2007, the Company filed a brief
with the Florida Supreme Court (the “Supreme Court”) in opposition to Coleman (Parent) Holdings Inc.’s request that the Supreme Court review the March 21, 2007 decision of the District Court of Appeal for the Fourth District of
Florida.

IPO Fee Litigation.

On September 11,
2007, in In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation, the U.S. Court of Appeals for the Second Circuit reversed the U.S. District Court for the Southern District of New York’s denial of class certification and remanded the case back to the district court for further consideration of class certification issues.

IPO Allocation Matters.

On August 14, 2007, in the numerous purported class actions, now captioned In re Initial Public Offering Securities Litigation, plaintiffs filed second consolidated amended class action complaints, which purport to amend the allegations in light of the court of appeals’ reversal of the lower court’s decision approving the cases to proceed as class actions. Plaintiffs again seek certification of classes.

Global Wealth Management Group Employment Matters.

Gender Matters.    On July 17, 2007, in Joanne Augst-Johnson et al. v. Morgan Stanley & Co. Inc., the court preliminarily approved the class action settlement which included, among other provisions, a payment to the settlement fund and certain programmatic relief. A final approval hearing is scheduled for October 11, 2007.

Global Wealth Management Group NASD Email Matter.

On September 27, 2007, the Financial Industry Regulatory
Authority (“FINRA”) announced that the Company entered into a Letter of Acceptance, Waiver and Consent (the “AWC”) to resolve charges filed by FINRA on December 19, 2006. In the AWC, FINRA found that, among other things, the Company provided inaccurate information regarding the existence of pre-September 11, 2001 emails and failed to provide such emails to arbitration claimants and regulators in response to discovery obligations and regulatory inquiries, failed adequately to preserve books and records, and failed to establish and maintain systems and written procedures reasonably designed to preserve required records and to ensure that it conducted adequate searches in response to regulatory inquiries and discovery requests. The AWC also included findings that the Company failed to provide arbitration claimants with updates to a supervisory manual when called for in discovery. FINRA found that the
Company violated Section 17(a) of the Securities Exchange Act of 1934, Rule 17a-4 thereunder, NASD Conduct Rules 2110, 3010 (a) and (b) and 3110, NASD Procedural Rule 8210 and Interpretative Material 10100 under the NASD Code of
Arbitration Procedure. In the settlement, the Company neither admitted nor denied these findings. The settlement established a $9.5 million fund for the benefit of potentially affected arbitration claimants to be administered by a third party at the expense of the Company. In addition, the Company was censured and agreed to pay a $3 million regulatory fine and to retain an independent consultant to review its procedures for complying with discovery requirements in arbitration proceedings relating to the Company’s retail brokerage operations.

Item 1A. Risk Factors

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I,
Item 1A of the Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table
below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended August 31, 2007.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period

Total Number of Shares Purchased

Average Price Paid Per Share

Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)

Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (June 1, 2007—June 30, 2007)

Share Repurchase Program (A)

—

N/A

—

$
3,415

Employee Transactions (B)

162,671

$
88.52

N/A

N/A

Month #2 (July 1, 2007—July 31, 2007)

Share Repurchase Program (A)

2,862,519

$
68.17

2,862,519

$
3,220

Employee Transactions (B)

558,283

$
71.07

N/A

N/A

Month #3 (August 1, 2007—August 31, 2007)

Share Repurchase Program (A)

6,801,296

$
63.55

6,801,296

$
2,787

Employee Transactions (B)

62,109

$
61.95

N/A

N/A

Total

Share Repurchase Program (A)

9,663,815

$
64.92

9,663,815

$
2,787

Employee Transactions (B)

783,063

$
73.98

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

By:

  /S/    PAUL C.
WIRTH

Paul C. Wirth, Controller and Principal Accounting Officer

Date: October 10, 2007

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended August 31, 2007

Exhibit No.

Description

10.1

Amendment No. 5 dated as of June 25, 2007 to the Amended and Restated Trust Agreement between Morgan Stanley and State Street Bank and Trust Company.

10.2

Amendment to Morgan Stanley 401(k) Plan.

10.3

Employee Stock Purchase Plan, amended as of June 19, 2007.

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

12

Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15

Letter of awareness from Deloitte & Touche LLP, dated October 9, 2007, concerning unaudited interim financial information.

18

Letter Re: Change in Accounting Principles.

31.1

Rule 13a-14(a) Certification of Chief Executive Officer.

31.2

Rule 13a-14(a) Certification of Chief Financial Officer.

32.1

Section 1350 Certification of Chief Executive Officer.

32.2

Section 1350 Certification of Chief Financial Officer.

E-1