Form 10-K
period 2007-11-30
MORGAN STANLEY
filed 2008-01-29
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2007

Commission File Number 1-11758

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	1585 Broadway New York, NY 10036 (Address of principal executive offices, including zip code)	36-3145972 (I.R.S. Employer Identification No.)	(212) 761-4000 (Registrant’s telephone number, including area code)

Title of each class	Name of exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series A, $0.01 par value	New York Stock Exchange
6¼% Capital Securities of Morgan Stanley Capital Trust III (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6¼% Capital Securities of Morgan Stanley Capital Trust IV (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
5¾% Capital Securities of Morgan Stanley Capital Trust V (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6.60% Capital Securities of Morgan Stanley Capital Trust VI (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6.60% Capital Securities of Morgan Stanley Capital Trust VII (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6.45% Capital Securities of Morgan Stanley Capital Trust VIII (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
SPARQS® due March 20, 2008; SPARQS due April 20, 2008; SPARQS due May 20, 2008; SPARQS due June 20, 2008 (3 issuances); SPARQS due July 20, 2008; SPARQS due August 20, 2008; SPARQS due September 20, 2008; SPARQS due October 20, 2008; SPARQS due January 20, 2009 (2 issuances); SPARQS due February 20, 2009	American Stock Exchange
Exchangeable Notes due December 30, 2008; Exchangeable Notes due December 30, 2010; Exchangeable Notes due June 30, 2011	American Stock Exchange
Callable Index-Linked Notes due December 30, 2008	American Stock Exchange
BRIDGESSM due August 30, 2008; BRIDGES due December 30, 2008; BRIDGES due February 28, 2009; BRIDGES due March 30, 2009; BRIDGES due June 30, 2009; BRIDGES due July 30, 2009; BRIDGES due August 30, 2009; BRIDGES due October 30, 2009; BRIDGES due December 30, 2009; BRIDGES due June 15, 2010	American Stock Exchange
Capital Protected Notes due June 30, 2008; Capital Protected Notes due September 30, 2008; Capital Protected Notes due December 30, 2008; Capital Protected Notes due December 30, 2009; Capital Protected Notes due April 20, 2010; Capital Protected Notes due July 20, 2010 (2 issuances); Capital Protected Notes due August 30, 2010; Capital Protected Notes due October 30, 2010; Capital Protected Notes due January 30, 2011; Capital Protected Notes due February 20, 2011; Capital Protected Notes due March 30, 2011 (2 issuances); Capital Protected Notes due June 30, 2011; Capital Protected Notes due August 20, 2011; Capital Protected Notes due October 30, 2011 (2 issuances); Capital Protected Notes due December 30, 2011; Capital Protected Notes due September 30, 2012	American Stock Exchange
Capital Protected Notes due September 1, 2010	The NASDAQ Stock Market LLC
HITSSM due February 20, 2008; HITS due March 20, 2008; HITS due April 20, 2008	American Stock Exchange
MPSSM due December 30, 2008; MPS due December 30, 2009; MPS due February 1, 2010; MPS due June 15, 2010; MPS due December 30, 2010 (2 issuances); MPS due March 30, 2012	American Stock Exchange
MPS due March 30, 2009	The NASDAQ Stock Market LLC
Stock Participation Notes due September 15, 2010; Stock Participation Notes due December 30, 2010	American Stock Exchange
Bear Market PLUS due February 20, 2008; Bear Market PLUS due April 20, 2008; Bear Market PLUS due July 20, 2008	American Stock Exchange
Outperformance PLUS due December 20, 2008	American Stock Exchange
PLUSSM due March 20, 2008 (3 issuances); PLUS due April 30, 2008 (2 issuances); PLUS due May 20, 2008; PLUS due October 20, 2008; PLUS due December 20, 2008 (4 issuances); PLUS due January 20, 2009 (3 issuances); PLUS due February 20, 2009; PLUS due June 30, 2009	American Stock Exchange
PLUS due June 20, 2008; PLUS due August 20, 2008; PLUS due November 20, 2008; PLUS due December 20, 2008; PLUS due January 20, 2009; PLUS due September 30, 2009	The NASDAQ Stock Market LLC
PROPELSSM due December 30, 2011 (3 issuances)	American Stock Exchange
Protected Absolute Return Barrier Notes due December 20, 2008; Protected Absolute Return Barrier Notes due July 20, 2008; Protected Absolute Return Barrier Notes due September 20, 2008; Protected Absolute Return Barrier Notes due October 20, 2008; Protected Absolute Return Barrier Notes due June 20, 2009 (2 issuances); Protected Absolute Return Barrier Notes due July 20, 2009	American Stock Exchange
Strategic Total Return Securities due December 17, 2009; Strategic Total Return Securities due March 30, 2010; Strategic Total Return Securities due July 30, 2011(2 issuances); Strategic Total Return Securities due January 15, 2012	American Stock Exchange
Strategic Total Return Securities due October 30, 2011	The NASDAQ Stock Market LLC
BOXESSM due October 30, 2031; BOXES due January 30, 2032	American Stock Exchange Philadelphia Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Targeted Income Strategic Total Return Securities due October 30, 2011	The NASDAQ Stock Market LLC
MPS SM due March 30, 2009	The NASDAQ Stock Market LLC

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

As of May 31, 2007, the aggregate market value of the common stock of Registrant held by non-affiliates of Registrant was approximately $88,843,773,992.03. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of January 11, 2008, there were 1,104,587,663 shares of Registrant’s common stock, $0.01 par value, outstanding.

Documents Incorporated By Reference: Portions of Registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on April 8, 2008 are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended November 30, 2007

Table of Contents	Page

i

Forward-Looking Statements

We have included or incorporated by reference into this report, and from time to time may make in our public filings, press releases or other public statements, certain statements, including (without limitation) those under “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only Morgan Stanley’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

The nature of Morgan Stanley’s business makes predicting the future trends of our revenues, expenses and net income difficult. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements and it is possible that our actual results may differ from the anticipated results indicated in these forward looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include (without limitation):

•	the credit ratings assigned to Morgan Stanley;

•	the effect of political and economic conditions and geopolitical events;

•	the effect of market conditions, including in the global equity and credit markets and with respect to corporate, commercial and residential lending;

•	the availability and cost of capital;

•	the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices;

•	the actions and initiatives of current and potential competitors;

•	the impact of current, pending and future legislation, regulation and regulatory and legal actions in the U.S. and worldwide;

•	our reputation;

•	investor sentiment;

•	the potential effects of technological changes; and

•	other risks and uncertainties detailed under “Competition” and “Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A, and elsewhere throughout this report.

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

Part I

Item 1.    Business.

Overview.

Morgan Stanley is a global financial services firm that, through its subsidiaries and affiliates, provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Morgan Stanley was originally incorporated under the laws of the State of Delaware in 1981, and its predecessor companies date back to 1924. Morgan Stanley conducts its business from its headquarters in and around New York City, its regional offices and branches throughout the U.S. and its principal offices in London, Tokyo, Hong Kong and other world financial centers. At November 30, 2007, Morgan Stanley had 48,256 employees worldwide. Unless the context otherwise requires, the terms “Morgan Stanley,” the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries.

Financial information concerning Morgan Stanley, our business segments and geographic regions for each of the fiscal years ended November 30, 2007, November 30, 2006 and November 30, 2005 is included in the consolidated financial statements and the notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

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

Institutional Securities includes capital raising; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; corporate lending; sales, trading, financing and market-making activities in equity and fixed income securities and related products, including foreign exchange and commodities; benchmark indices and risk management analytics; research; and investment activities.

Global Wealth Management Group provides brokerage and investment advisory services covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; cash management services; retirement services; and trust and fiduciary services.

Asset Management provides global asset management products and services in equity, fixed income, alternative investments, which includes hedge funds and fund of funds, and merchant banking, which includes real estate, private equity and infrastructure, to institutional and retail clients through proprietary and third-party retail distribution channels, intermediaries and Morgan Stanley’s institutional distribution channel. Asset Management also engages in investment activities.

On June 30, 2007, the Company completed the spin-off of Discover Financial Services (the “Discover Spin-off”).

Institutional Securities.

Morgan Stanley provides financial advisory and capital-raising services to a diverse group of corporate and other institutional clients globally, primarily through wholly owned subsidiaries that include Morgan Stanley & Co. Incorporated (“MS&Co.”), Morgan Stanley & Co. International plc, Morgan Stanley Japan Securities Co., Ltd. and Morgan Stanley Asia Limited. These and other subsidiaries also conduct sales and trading activities worldwide, as principal and agent, and provide related financing services on behalf of institutional investors.

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

Financial Advisory Services.    Morgan Stanley provides corporate and other institutional clients globally with advisory services on key strategic matters, such as mergers and acquisitions, divestitures, corporate defense strategies, joint ventures, privatizations, recapitalizations, spin-offs, corporate restructurings, shareholder relations, tender offers, exchange offers and leveraged buyouts. Morgan Stanley also provides advice concerning rights offerings, dividend policy, valuations, foreign exchange exposure, financial risk management strategies and financial planning. In addition, Morgan Stanley furnishes advice and services regarding project financings and provides advisory services in connection with the purchase, sale, leasing and financing of real estate.

Corporate Lending.    Morgan Stanley provides to selected corporate clients through subsidiaries (including Morgan Stanley Bank) loans or lending commitments, including bridge financing. These loans and commitments have varying terms, may be senior or subordinated and/or secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower and may be syndicated, hedged or traded by Morgan Stanley.* The borrowers may be rated investment grade or non-investment grade.

Sales and Trading Activities.**

Morgan Stanley conducts sales, trading, financing and market-making activities on securities and futures exchanges and in over-the-counter (“OTC”) markets around the world. Morgan Stanley’s Institutional Securities business includes Equity and Proprietary Trading; Interest Rates, Credit and Currencies; Commodities and Clients and Services.

Equity and Proprietary Trading.    Morgan Stanley acts as principal (including as a market maker) and agent in executing transactions globally in equity and equity-related products, including common stock, ADRs, global depositary receipts and exchange-traded funds.

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

Morgan Stanley has several dedicated trading groups which engage in proprietary trading and investing activities utilizing multiple strategies across various cash and derivative asset classes including, among others, equity securities, quantitative and program driven strategies, commodities, currencies, interest rates, emerging markets, bonds, loans, corporate credit, as well as mortgage-related and other asset-backed securities.

Interest Rates, Credit and Currencies.    Morgan Stanley trades, makes markets and takes long and short proprietary positions in fixed income securities and related products globally, including, among other products, investment and non-investment grade corporate debt, distressed debt, bank loans, U.S. and other sovereign securities, emerging market bonds and loans, convertible bonds, collateralized debt obligations and securities issued by structured investment vehicles, mortgage-related and other asset-backed securities and real estate loan products, municipal securities, preferred stock and commercial paper, money market and other short-term securities. Morgan Stanley is a primary dealer of U.S. government securities and a member of the selling groups

*	Revenues and expenses associated with the trading of syndicated loans are included in “Sales and Trading Activities.”
**	The description set forth under “Sales and Trading Activities” reflects organizational changes implemented since December 2007. See also “Risk Management” in Part II, Item 7A for a description of Morgan Stanley’s trading risk management structure, policies and procedures.

that distribute various U.S. agency and other debt securities. Morgan Stanley is a primary dealer or market-maker of government securities in numerous European, Asian and emerging market countries.

Morgan Stanley trades, makes markets and takes long and short proprietary positions in listed futures and OTC swaps, forwards, options and other derivatives referencing, among other things, interest rates, currencies, investment grade and non-investment grade corporate credits, loans, bonds, U.S. and other sovereign securities, emerging market bonds and loans, credit indexes, asset-backed security indexes, property indexes, mortgage-related and other asset-backed securities and real estate loan products.

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

Morgan Stanley advises on investment and liability strategies and assists corporations in their debt repurchases and tax planning. Morgan Stanley structures debt securities and derivatives with risk/return factors designed to suit client objectives, including using repackaged asset and other structured vehicles through which clients can restructure asset portfolios to provide liquidity or reconfigure risk profiles.

Commodities.    Morgan Stanley trades as principal and maintains long and short proprietary trading positions in the spot, forward and futures markets in several commodities, including metals (base and precious), agricultural products, crude oil, oil products, natural gas, electric power, emission credits, coal, freight, liquefied natural gas (“LNG”) and related products and indices. Morgan Stanley is a market-maker in exchange-traded options and futures and OTC options and swaps on commodities, and offers counterparties hedging programs relating to production, consumption, reserve/inventory management and structured transactions, including energy-contract securitizations. Morgan Stanley is an electricity power marketer in the U.S. and owns five electricity generating facilities in the U.S. and Europe.

Morgan Stanley owns TransMontaigne Inc. and its subsidiaries, a group of companies operating in the refined petroleum products marketing and distribution business, and the Heidmar Group of companies, which provide international marine transportation and U.S. marine logistics services.

Clients and Services.    Morgan Stanley provides financing services, including prime brokerage, which offers, among other services, consolidated clearance, settlement, custody, financing and portfolio reporting services to clients trading multiple asset classes. Morgan Stanley also engages in principal securities lending with clients, institutional lenders and other broker-dealers. In addition, Morgan Stanley’s institutional distribution and sales activities are overseen and coordinated through Clients and Services.

Other Activities.

Benchmark Indices and Risk Management Analytics.    As of November 30, 2007, Morgan Stanley’s majority-owned subsidiary, MSCI Inc. (“MSCI®”), calculates and distributes over 100,000 international and U.S. equity benchmark indices (including the MSCI World and EAFE® Indices) covering 56 countries, and has a historical database spanning over 35 years that includes fundamental and valuation data on thousands of equity securities in developed and emerging market countries. MSCI also calculates and distributes over 200 hedge fund indices. MSCI’s subsidiary, Barra, Inc., is a leading provider of risk analytic tools and services to investors to help them analyze, measure and manage portfolio and firm-wide investment risk. The initial public offering of shares of MSCI began trading on the New York Stock Exchange on November 15, 2007. After this offering, Morgan Stanley continues to own in excess of 80 percent of MSCI.

Research.    Morgan Stanley’s global research department (“Research”) consists of economists, strategists and industry analysts. Research engages in equity and fixed income research activities and produces reports and studies on the U.S. and global economy, financial markets, portfolio strategy, technical market analyses, individual companies and industry developments. Research examines worldwide trends covering numerous industries and individual companies, the majority of which are located outside of the U.S. Research provides analysis and forecasts relating to economic and monetary developments that affect matters such as interest rates, foreign currencies, securities, derivatives and economic trends. Research provides analytical support and publishes reports on asset-backed securities and the markets in which such securities are traded. Research reports and data are disseminated to investors through third party distributors, proprietary internet sites such as Client Link and Morgan Stanley’s sales forces.

Investments.    Morgan Stanley from time to time makes investments that represent business facilitation or principal investing activities. Business facilitation investments are strategic investments undertaken by Morgan Stanley to facilitate core business activities. Principal investing activities are capital commitments provided to public and private companies, funds and other entities generally for proprietary purposes to maximize total returns to Morgan Stanley. Morgan Stanley expects to make additional principal investments over time. These principal investment activities are conducted within the investment banking and sales and trading areas in Institutional Securities.

Morgan Stanley sponsors and manages investment vehicles and separate accounts for clients seeking exposure to private equity, real estate-related and other alternative investments. Morgan Stanley may also invest in and provide capital to such investment vehicles. See also “Asset Management.”

Operations and Information Technology.

Morgan Stanley’s Operations and Information Technology departments provide the process and technology platform that supports Institutional Securities sales and trading activity, including post-execution trade processing and related internal controls over activity from trade entry through settlement and custody, such as asset servicing. This is done for proprietary and customer transactions in listed and OTC transactions in commodities, equity and fixed income securities, including both primary and secondary trading, as well as listed, OTC and structured derivatives in markets around the world. This activity is undertaken through Morgan Stanley’s own facilities, through membership in various clearing and settlement organizations, and through agreements with unaffiliated third parties.

Global Wealth Management Group.

Morgan Stanley’s Global Wealth Management Group provides comprehensive financial services to clients through a network of approximately 8,400 global representatives in approximately 500 locations globally, including over 450 U.S. locations at fiscal year end. As of November 30, 2007, Morgan Stanley had $758 billion in client assets. On April 1, 2007, Morgan Stanley merged its primary broker-dealer for Global Wealth Management Group, Morgan Stanley DW Inc., into MS&Co. Upon completion of the merger, MS&Co. became Morgan Stanley’s principal U.S. broker-dealer.

Clients.

Global Wealth Management Group professionals serve individual investors and small-to-medium size businesses and institutions with an emphasis on ultra high net worth, high net worth and affluent investors. In the U.S., products and services are delivered through three principal channels. Specialized private wealth management investment representative teams located in dedicated offices provide sophisticated investment solutions and services for ultra high net worth individuals, families and foundations. Financial advisors located in branches across the U.S. provide solutions designed to accommodate individual investment objectives, risk tolerance and liquidity needs for ultra high net worth, high net worth and affluent investors. Call centers are available to meet the needs of emerging affluent clients. Outside the U.S., Morgan Stanley offers financial services to clients in Europe, the Middle East, Asia and Latin America.

Products and Services.

Morgan Stanley’s Global Wealth Management Group provides clients with a comprehensive array of financial solutions, including Morgan Stanley’s products and services, and products and services from third party providers, such as insurance companies and mutual fund families. Morgan Stanley offers brokerage and investment advisory services covering various investment alternatives, including equities, options, futures, foreign currencies, precious metals, fixed income securities, mutual funds, structured products, alternative investments, unit investment trusts, managed futures, separately managed accounts and mutual fund asset allocation programs. Morgan Stanley also offers financial and wealth planning services, including education savings programs, as well as annuity and other insurance products. In addition, Morgan Stanley offers several cash management services, including cash sweeps, debit cards and checkwriting, as well as lending products, including securities based lending and a mortgage referral program, which provides residential mortgages and home equity lines of credit originated through Morgan Stanley’s affiliated entities. Morgan Stanley’s BusinesScapeSM program offers cash management and commercial credit solutions to qualified small and medium businesses in the U.S. Morgan Stanley provides individual and corporate retirement solutions, including IRAs and 401(k) plans and U.S. stock plan services to corporate executives and businesses. Morgan Stanley also offers trust and fiduciary services to individual and corporate clients.

Morgan Stanley’s Global Wealth Management Group offers its clients a variety of ways to establish a relationship and conduct business, including brokerage accounts with transaction-based pricing and investment advisory accounts with asset-based fee pricing. The Active Assets Account® offers clients brokerage and cash management services in one account. Clients can also choose a fee-based, separately managed account managed by affiliated or unaffiliated professional asset managers.

Operations and Information Technology.

Morgan Stanley’s Operations and Information Technology departments provide the process and technology platform that supports the activities of Morgan Stanley’s Global Wealth Management Group from trade capture through clearance, settlement and custody, including asset servicing as well as bank deposit and loan processing through Morgan Stanley’s affiliated banks. These activities are undertaken through Morgan Stanley’s own facilities, through memberships in various clearing and settlement organizations, and through agreements with unaffiliated third parties.

Asset Management.

Morgan Stanley Investment Management is one of the largest global asset management organizations of any full-service securities firm and offers individual and institutional clients a diverse array of equity, fixed income and alternative investments and merchant banking strategies. Morgan Stanley had $597 billion of assets under management or supervision as of November 30, 2007. Morgan Stanley’s asset management activities are principally conducted under the Morgan Stanley and Van Kampen brands. Portfolio managers located in the U.S., Europe, Japan, Singapore and India manage investment products ranging from money market funds to equity, taxable and tax-exempt fixed income funds and alternative investment and merchant banking products in developed and emerging markets. Morgan Stanley offers clients various investment styles, such as value, growth, core, fixed income and asset allocation; global investments; active and passive management; and diversified and concentrated portfolios.

Morgan Stanley offers a range of alternative investment and merchant banking products for institutional investors and high net worth individuals. Morgan Stanley’s alternative investments platform includes hedge funds, funds of hedge funds, funds of private equity funds and portable alpha overlays, including FrontPoint Partners LLC, a leading provider of absolute return strategies with approximately $8.5 billion in assets under management, and minority stakes in Lansdowne Partners and Avenue Capital Group. Morgan Stanley’s Merchant Banking Division, formed in 2007, includes Morgan Stanley’s real estate investing business, private equity funds and infrastructure investing group. Morgan Stanley typically acts as general partner of, and investment adviser to, its alternative investment and merchant banking funds and typically commits to invest a minority of the capital of such funds with subscribing investors contributing the majority.

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

Individual Investors.

Morgan Stanley offers open-end and alternative investment funds and separately managed accounts to individual investors through affiliated and unaffiliated broker-dealers, banks, insurance companies and financial planners. Closed-end funds managed by Morgan Stanley or Van Kampen are available to individual investors through affiliated and unaffiliated broker-dealers. A small number of unaffiliated broker-dealers account for a substantial portion of Van Kampen open-end fund sales. Morgan Stanley also sells Van Kampen funds through numerous retirement plan platforms. Internationally, Morgan Stanley distributes traditional investment products to individuals outside the U.S. through non-proprietary distributors, and alternative investment products are distributed through affiliated broker-dealers.

Operations and Information Technology.

Morgan Stanley’s Operations and Information Technology departments provide or oversee the process and technology platform required to support its asset management business. Support activities include transfer agency, mutual fund accounting and administration, transaction processing and certain fiduciary services, on behalf of institutional, retail and intermediary clients. These activities are undertaken through Morgan Stanley’s own facilities, through membership in various clearing and settlement organizations, and through agreements with unaffiliated third parties.

Competition.

All aspects of Morgan Stanley’s businesses are highly competitive and Morgan Stanley expects them to remain so. Morgan Stanley competes in the U.S. and globally for clients, market share and human talent in all aspects of its business segments. Morgan Stanley’s competitive position depends on its reputation and the quality of its products, services and advice. Morgan Stanley’s ability to sustain or improve its competitive position also depends substantially on its ability to continue to attract and retain qualified employees while managing compensation and other costs. Morgan Stanley competes with commercial banks, insurance companies, sponsors of mutual funds, hedge funds, energy companies and other companies offering financial services in the U.S., globally and through the internet.

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

Over time, certain sectors of the financial services industry have become more concentrated, as financial institutions involved in a broad range of financial services industries have been acquired by or merged into other firms. This convergence could result in Morgan Stanley’s competitors gaining greater capital and other resources, such as the ability to offer a broader range of products and services and geographic diversity. It is possible that competition may become even more intense as Morgan Stanley continues to compete with financial institutions that may be larger, or better capitalized, or may have a stronger local presence and longer operating history in certain areas. Many of these firms have greater capital than Morgan Stanley and have the ability to offer a wide range of products and services that may enhance their competitive position and could result in pricing pressure in our businesses. The complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management, regulatory and other infrastructure challenges that require effective resource allocation in order for Morgan Stanley to remain competitive.

Morgan Stanley has experienced intense price competition in some of its businesses in recent years. In particular, the ability to execute securities trades electronically on exchanges and through other automated trading markets has increased the pressure on trading commissions. The trend toward direct access to automated, electronic stock markets will likely continue. It is possible that Morgan Stanley will experience competitive pressures in these and other areas in the future as some of its competitors may seek to obtain market share by reducing prices.

Asset Management.

Competition in the asset management industry is affected by several factors, including Morgan Stanley’s reputation, investment objectives, quality of investment professionals, performance of investment products relative to peers and an appropriate benchmark index, advertising and sales promotion efforts, fee levels, the effectiveness of and access to distribution channels, and the types and quality of products offered. Morgan Stanley’s alternative investment products, such as private equity funds, real estate and hedge funds, compete with similar products offered by both alternative and traditional asset managers.

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

Consolidated Supervision and Revised Capital Standards.

Effective December 1, 2005, Morgan Stanley became a consolidated supervised entity (“CSE”) as defined by the SEC. As such, Morgan Stanley is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. Morgan Stanley’s European regulated entities implemented Basel II capital standards on January 1, 2008. Morgan Stanley continues to work with its regulators on the implementation of the CSE rules and Basel II capital standards.

Anti-Money Laundering.

Morgan Stanley’s Anti-Money Laundering (“AML”) program is coordinated on an enterprise-wide basis. In the U.S., for example, the USA PATRIOT Act of 2001 (the “USA PATRIOT Act”) imposes significant obligations on financial institutions to detect and deter money laundering and terrorist financing activity, including requiring banks, broker-dealers and mutual funds to identify and verify customers that maintain accounts. The USA PATRIOT Act also mandates that certain types of financial institutions monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. An institution subject to the USA PATRIOT Act also must designate an AML compliance officer, provide employees with training on money laundering prevention, and undergo an annual, independent audit to assess the effectiveness of its AML program. Outside the U.S., applicable laws and regulations similarly subject designated types of financial institutions to AML requirements. Morgan Stanley has implemented policies, procedures and internal controls that are designed to comply with these AML requirements.

Protection of Client Information.

Many aspects of Morgan Stanley’s business are subject to increasingly comprehensive legal requirements concerning the use and protection of certain client information, including those adopted pursuant to the Gramm-Leach-Bliley Act of 1999 and the Fair and Accurate Credit Transactions Act of 2003 in the U.S., the European Union Data Protection Directive in the EU and various laws in Asia, including the Japanese Personal Information (Protection) Law, the Hong Kong Personal Data (Protection) Ordinance and the Australian Privacy Act. Morgan Stanley has adopted measures in response to such requirements.

Institutional Securities and Global Wealth Management Group.

Broker-Dealer Regulation.    MS&Co. is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and is a member of self-regulatory organizations, including the Financial Industry Regulatory Authority (“FINRA”) and securities exchanges, including the NYSE. Broker-dealers are subject to laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customers’ funds and securities, capital structure, record-keeping and retention and the conduct of their directors, officers, representatives and other associated persons. Broker-dealers are also regulated by securities administrators in those states where they do business. Violations of the laws and regulations governing a broker-dealer’s actions could result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences by both federal and state securities administrators.

Margin lending by broker-dealers is regulated by the Federal Reserve Board’s restrictions on lending in connection with customer and proprietary purchases and short sales of securities, as well as securities borrowing and lending activities. Broker-dealers are also required by the National Association of Securities Dealers, Inc. and NYSE rules to impose maintenance requirements on the value of securities contained in margin accounts. In many cases, Morgan Stanley’s broker-dealer subsidiaries’ margin policies are more stringent than these rules.

Morgan Stanley conducts some of its government securities activities through Morgan Stanley Market Products Inc., a FINRA member registered as a government securities broker-dealer with the SEC and in certain states. The Department of Treasury has promulgated regulations concerning, among other things, capital adequacy, custody and use of government securities and transfers and control of government securities subject to repurchase transactions. The rules of the Municipal Securities Rulemaking Board, which are enforced by FINRA, govern the municipal securities activities of Morgan Stanley.

As registered U.S. broker-dealers, certain subsidiaries of Morgan Stanley, including MS&Co., are subject to the SEC’s net capital rule and the net capital requirements of various securities exchanges. Many non-U.S. securities exchanges and regulatory authorities either have imposed or are proposing rules relating to capital requirements applicable to Morgan Stanley’s non-U.S. broker-dealer subsidiaries. These rules, which specify minimum capital requirements, are generally designed to measure general financial integrity and liquidity and require that at least a minimum amount of net assets be kept in relatively liquid form. See also “Consolidated Supervision and Revised Capital Standards” above and Note 16 in “Notes to Consolidated Financial Statements” in Part II, Item 8. Rules of FINRA and other self-regulatory organizations also impose limitations and requirements on the transfer of member organizations’ assets.

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

Regulation of Certain Commodities Activities.    The commodities activities in the Institutional Securities business segment are subject to extensive and evolving energy, commodities, environmental, health and safety, and other governmental laws and regulations in the U.S. and abroad. Intensified scrutiny of certain energy markets by U.S. federal, state and local authorities in the U.S. and abroad and the public has resulted in increased regulatory and legal enforcement and remedial proceedings involving energy companies, including those engaged in power generation and liquid hydrocarbons trading. The EU has increased its focus on the energy markets, which has resulted in increased regulation of companies participating in the energy markets, including those engaged in power generation and liquid hydrocarbons trading.

Terminal facilities and other assets relating to Morgan Stanley’s commodities activities are also subject to environmental laws both in the U.S. and abroad. In addition, pipeline, transport and terminal operations are subject to state laws in connection with the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent wastes for disposal.

Additional Regulation of U.S. Entities.    As a registered futures commission merchant, MS&Co. is subject to the net capital requirements of, and its activities are regulated by, the Commodity Futures Trading Commission (the “CFTC”) and various commodity exchanges. Certain subsidiaries of Morgan Stanley are registered with the CFTC as commodity trading advisors and/or commodity pool operators. Morgan Stanley’s futures and options-on-futures businesses are also regulated by the National Futures Association (the “NFA”), a registered futures association, of which MS&Co. and certain of its affiliates are members. Violations of the rules of the CFTC, the NFA or the commodity exchanges could result in remedial actions including fines, registration restrictions or terminations, trading prohibitions or revocations of commodity exchange memberships.

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

Morgan Stanley Trust National Association, a wholly owned subsidiary, is a federally chartered national bank whose activities are limited to fiduciary activities, primarily personal trust services. It is subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency. Morgan Stanley Trust National Association is not FDIC-insured and is not considered a “bank” for purposes of the BHCA.

Morgan Stanley Trust, a wholly owned subsidiary which conducts certain transfer agency, sub-accounting and other activities, is a federally chartered savings bank whose activities are subject to comprehensive regulation and periodic examination by the Office of Thrift Supervision (“OTS”). As a result of its ownership of Morgan Stanley Trust, Morgan Stanley is registered with the OTS as a unitary savings and loan holding company (“SLHC”) and subject to regulation and examination by the OTS as a SLHC. Subsidiaries of Morgan Stanley, including Morgan Stanley Trust, are registered transfer agents subject to regulation and examination by the SEC. Morgan Stanley Trust has deposits that are eligible for insurance by the FDIC.

Non-U.S. Regulation.    Morgan Stanley’s businesses are also regulated extensively by non-U.S. regulators, including governments, securities exchanges, commodity exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which Morgan Stanley maintains an office. As Morgan Stanley continues to expand its business internationally, including in Europe, Latin America, Asia and the Middle East, it will become subject to regulation in the jurisdictions in which it conducts business. Certain Morgan Stanley subsidiaries are regulated as broker-dealers under the laws of the jurisdictions in which they operate. Subsidiaries engaged in banking and trust activities outside the U.S. are regulated by various government agencies in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activity. For instance, the Financial Services Authority and several U.K. securities and futures exchanges, including the London Stock Exchange and Euronext.liffe regulate the Company’s activities in the U.K.; the Deutsche Borse AG and the Bundesanstalt für Finanzdienstleistungsaufsicht (the Federal Financial Supervisory Authority) regulate its activities in the Federal Republic of Germany; the Swiss Federal Banking Commission regulates its activities in Switzerland; the Comisión Nacional del Mercado del Valores (C.N.M.V.) regulates its activities in Spain; the Financial Services Agency, the Bank of Japan, the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, the Osaka Securities Exchange and the Tokyo International Financial Futures Exchange, regulate its activities in Japan; the Hong Kong Securities and Futures Commission, the Hong Kong Exchanges and Clearing Limited regulate its operations in Hong Kong; and the Monetary Authority of Singapore and the Singapore Exchange Limited regulate its business in Singapore.

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

Asset Management.

The majority of subsidiaries related to Morgan Stanley’s asset management activities and others, including MS&Co., are registered as investment advisers with the SEC, and, in certain states, some employees or representatives of subsidiaries are registered as investment adviser representatives. Many aspects of Morgan Stanley’s asset management activities are subject to federal and state laws and regulations primarily intended to benefit the investor or client. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Morgan Stanley from carrying on its asset management activities in the event that it fails to comply with such laws and regulations. Sanctions that may be imposed for such failure include the suspension of individual employees, limitations on Morgan Stanley engaging in various asset management activities for specified periods of time, the revocation of registrations, other censures and fines.

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

Executive Officers of Morgan Stanley.

The executive officers of Morgan Stanley and their ages and titles as of January 28, 2008 are set forth below. Business experience for the past five years is provided in accordance with SEC rules.

John J. Mack (63).     Chairman of the Board of Directors and Chief Executive Officer (since June 2005). Chairman of Pequot Capital Management (June 2005). Co-Chief Executive Officer of Credit Suisse Group (January 2003 to June 2004). President, Chief Executive Officer and Director of Credit Suisse First Boston (July 2001 to June 2004). President and Chief Operating Officer of Morgan Stanley (May 1997 to March 2001).

Walid Chammah (53).     Co-President (since December 2007). Chairman and Chief Executive Officer of Morgan Stanley International (since July 2007). Head of Investment Banking (August 2005 to July 2007) and Head of Global Capital Markets (July 2002 to August 2005).

James Gorman (49).     Co-President (since December 2007). Co-Head of Strategic Planning (since October 2007) and President and Chief Operating Officer of the Global Wealth Management Group (since February 2006). Head of Corporate Acquisitions Strategy & Research at Merrill Lynch & Co., Inc. (“Merrill Lynch”) (July 2005 to August 2005) and President of the Global Private Client business at Merrill Lynch (December 2002 to July 2005).

Colm Kelleher (50).     Executive Vice President and Chief Financial Officer and Co-Head of Strategic Planning (since October 2007). Head of Global Capital Markets (February 2006 to October 2007). Co-Head of Fixed Income Europe (May 2004 to February 2006). Head of Fixed Income Sales Europe (December 2000 to May 2004).

Gary G. Lynch (57).     Executive Vice President and Chief Legal Officer (since October 2005). Global General Counsel (October 2001 to October 2005) of Credit Suisse First Boston. Executive Vice Chairman (July 2004 to October 2005) and Vice Chairman (December 2002 to July 2004) of Credit Suisse First Boston and member of the Executive Board (July 2004 to July 2005) of Credit Suisse Group. Partner at the law firm of Davis Polk & Wardwell (September 1989 to October 2001).

Thomas R. Nides (46).     Executive Vice President, Chief Administrative Officer and Secretary (since September 2005). Worldwide President and Chief Executive Officer of Burson-Marsteller (November 2004 to August 2005). Chief Administrative Officer of Credit Suisse First Boston (June 2001 to June 2004).

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

Liquidity is essential to our businesses. Our liquidity could be substantially negatively affected by an inability to raise funding in the long-term or short-term debt capital markets or the equity capital markets or an inability to access the secured lending markets. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we incur large trading losses, we are downgraded or put on negative watch by the rating agencies, we suffer a decline in the level of our business activity, regulatory authorities take significant action against us, or we discover serious employee misconduct or illegal activity, among other reasons. If we are unable to raise funding using the methods described above, we would likely need to liquidate unencumbered assets, such as our investment and trading portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations.

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

Our debt ratings also can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as OTC derivative transactions, including credit derivatives and interest rate swaps. In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business segment, we may be required to provide additional collateral to certain counterparties in the event of a credit ratings downgrade.

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

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices of commodities or securities, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as liquidity, will result in losses for a position or portfolio. For more information on how we monitor and manage market risk, see “Market Risk” in Part II, Item 7A herein.

Our results of operations may be materially affected by market fluctuations and by economic and other factors.

The amount, duration and range of our market risk exposures have been increasing over the past several years, and may continue to do so. Our results of operations may be materially affected by market fluctuations due to economic and other factors. Results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global nature, including political, economic and market conditions; the availability and cost of capital; the liquidity of global markets; the level and volatility of equity prices, commodity prices and interest rates; currency values and other market indices; technological changes and events; the availability and cost of credit; inflation; natural disasters; acts of war or terrorism; investor sentiment and confidence in the financial markets; or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to our businesses potentially could increase costs, thereby affecting results of operations. These factors also may have an impact on our ability to achieve our strategic objectives.

The results of our Institutional Securities business segment, particularly results relating to our involvement in primary and secondary markets for all types of financial products, are subject to substantial fluctuations due to a variety of factors, such as those enumerated above that we cannot control or predict with great certainty. These fluctuations impact results by causing variations in new business flows and in the fair value of securities and other financial products. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number and timing of investment banking client assignments and transactions and the realization of returns from our principal investments. During periods of unfavorable market or economic conditions, the level of individual investor participation in the global markets may also decrease, which would negatively impact the results of our Global Wealth Management Group business segment. In addition, fluctuations in global market activity could impact the flow of investment capital into or from assets under management or supervision and the way customers allocate capital among money market, equity, fixed income or other investment alternatives, which could negatively impact our Asset Management business segment.

We may experience further writedowns of our financial instruments and other losses related to volatile and illiquid market conditions.

The Company recorded $9.4 billion in mortgage-related writedowns in the fourth quarter of fiscal 2007, including $7.8 billion relating to our U.S. subprime trading positions and $1.6 billion relating to other mortgage-related products, such as commercial mortgage-backed securities, ALT-A and other loans, conduit and non-performing loans and European non-conforming loans, and an impairment charge related to mortgage-related securities portfolios in our domestic subsidiary banks. We continue to have exposure to these markets and products and as market conditions continue to evolve the fair value of these mortgage-related instruments could further deteriorate. In addition, recent market volatility has made it extremely difficult to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require us to take further writedowns in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

The results for fiscal 2007 included other losses primarily related to the illiquid market conditions that existed during the second half of fiscal 2007. These included losses reflecting mark-to-market valuations associated with loans and loan commitments largely related to acquisition financing to non-investment grade companies. The Company’s leveraged finance business originates and distributes loans and commitments, and intends to distribute its current positions; however, this may take longer than in the past and is dependent on liquidity reentering the market and additional writedowns of these loans and commitments may occur. The valuation of these commitments could change in future periods depending on, among other things, the extent that they are renegotiated or repriced or the associated acquisition transaction does not occur.

Other areas of our business which to date have not been adversely affected by the illiquidity in our mortgage and lending businesses could be adversely affected if the current conditions in the credit market spread to other sectors.

Holding large and concentrated positions may expose us to losses.

Concentration of risk may reduce revenues or result in losses in our market-making, proprietary trading, investing, block trading, underwriting and lending businesses in the event of unfavorable market movements. We commit substantial amounts of capital to these businesses, which often results in us taking large positions in the securities of, or make large loans to, a particular issuer or issuers in a particular industry, country or region. Moreover, the trend in all major capital markets is towards larger and more frequent commitments of capital in many of these activities, and we expect this trend to continue.

Markets may experience periods of high volatility accompanied by reduced liquidity.

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity, such as the asset price deterioration in the U.S. subprime residential mortgage market. Under these extreme conditions, hedging and other risk management strategies may not be as effective at mitigating trading losses as they would be under more normal market conditions. Moreover, under these conditions market participants are particularly exposed to trading strategies employed by many market participants simultaneously and on a large scale, such as crowded trades. Morgan Stanley’s risk management and monitoring processes seek to quantify and mitigate risk to more extreme market moves. Severe market events have historically been difficult to predict, however, and Morgan Stanley could realize significant losses if unprecedented extreme market events were to occur, as illustrated by recent results in our subprime mortgage-related proprietary trading.

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

Credit Risk.

Credit risk refers to the risk of loss arising from borrower or counterparty default when a borrower, counterparty or obligor does not meet its obligations. For more information on how we monitor and manage credit risk, see “Credit Risk” in Part II, Item 7A herein.

We are exposed to the risk that third parties that are indebted to us will not perform their obligations.

We incur significant, “single-name” credit risk exposure through the Institutional Securities business segment. This risk may arise, for example, from entering into swap or other derivative contracts under which counterparties have long-term obligations to make payments to us and by extending credit to our clients through various credit arrangements. We incur “individual consumer” credit risk in the Global Wealth Management Group business segment through margin and non-purpose loans to individual investors, which are collateralized by securities.

The amount, duration and range of our credit exposures have been increasing over the past several years, and may continue to do so. In recent years, we have significantly expanded our use of swaps and other derivatives and we may continue to do so. Corporate clients are increasingly seeking loans or lending commitments from us in connection with investment banking and other assignments. In addition, we have experienced, due to competitive factors, increased pressure to assume longer-term credit risk, to provide swaps and lending commitments to counterparties and borrowers with lower credit quality, to extend credit against less liquid collateral and to price derivatives instruments more aggressively based on the credit risks that we take. As a clearing member firm, we finance our customer positions and we could be held responsible for the defaults or misconduct of our customers. Although we regularly review our credit exposures, default risk may arise from events or circumstances that are difficult to detect or foresee.

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

Operational Risk.

Operational risk refers to the risk of financial or other loss, or potential damage to a firm’s reputation, arising from inadequate or failed internal processes, people, resources, systems or from external events (e.g., external or internal fraud, legal and compliance risks, damage to physical assets, etc.). Morgan Stanley may incur operational risk across its full scope of business activities, including revenue-generating activities (e.g., sales and trading) and support functions (e.g., information technology and facilities management). As such, Morgan Stanley may incur operational risk in each of its businesses, as well as within the control groups. For more information on how we monitor and manage operational risk, see “Operational Risk” in Part II, Item 7A herein.

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

Legal Risk.

Legal risk refers to the risk of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that a counterparty’s performance obligations will be unenforceable. For more information on how we monitor and manage legal risk, see “Legal Risk” in Part II, Item 7A herein.

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

We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of these investigations and proceedings has increased in recent years with regard to many firms in the financial services industry, including us. Like any large corporation, we are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause us significant reputational harm, which could seriously harm our business. For more information regarding legal proceedings in which we are involved see “Legal Proceedings” in Part I, Item 3 herein.

We are subject to extensive regulation in the jurisdictions in which we conduct our businesses.

We are subject to extensive regulation globally and face the risk of significant intervention by regulatory authorities in the jurisdictions in which we conduct our businesses. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. Significant regulatory action against us could have material adverse financial effects, cause significant reputational harm to us, or harm our business prospects. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to our clients may also adversely affect our business. For more information regarding the regulatory environment in which we operate, see “Regulation” in Part I, Item 1 herein.

Our commodities activities subject us to extensive regulation, potential catastrophic events and environmental risks and regulation that may expose us to significant costs and liabilities.

In connection with the commodities activities in our Institutional Securities business segment, we engage in the production, storage, transportation, marketing and trading of several commodities, including metals (base and precious), agricultural products, crude oil, oil products, natural gas, electric power, emission credits, coal, freight,

LNG and related products and indices. In addition, we own five electricity generating facilities in the U.S. and Europe; TransMontaigne Inc. and its subsidiaries, a group of companies operating in the refined petroleum products marketing and distribution business; and the Heidmar Group of companies, which provide international marine transportation and U.S. marine logistics services. As a result of these activities, we are subject to extensive and evolving energy, commodities, environmental, health and safety, and other governmental laws and regulations. For example, liability may be incurred without regard to fault under certain environmental laws and regulations for the remediation of contaminated areas. Our commodities business also exposes us to the risk of unforeseen and catastrophic events, including natural disasters, leaks, spills, explosions, release of toxic substances, fires, accidents on land and at sea, wars, and terrorist attacks that could result in personal injuries, loss of life, property damage, and suspension of operations.

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

We also expect the other laws and regulations affecting our commodities business to increase in both scope and complexity. During the past several years, intensified scrutiny of certain energy markets by federal, state and local authorities in the U.S. and abroad and the public has resulted in increased regulatory and legal enforcement, litigation and remedial proceedings involving companies engaged in the activities in which we are engaged. For example, the EU has increased its focus on the energy markets which has resulted in increased regulation of companies participating in the energy markets, including those engaged in power generation and liquid hydrocarbons trading. We may incur substantial costs in complying with current or future laws and regulations and our overall businesses and reputation may be adversely affected by the current legal environment. In addition, failure to comply with these laws and regulations may result in substantial civil and criminal fines and penalties.

Potential conflicts of interest are increasing and a failure to appropriately deal with conflicts of interest could adversely affect our businesses.

Our reputation is one of our most important assets. As we have expanded the scope of our businesses and our client base, we increasingly have to address potential conflicts of interest, including those relating to our proprietary activities. For example, conflicts may arise between our position as a financial advisor in a merger transaction and a principal investment we hold in one of the parties to the transaction. In addition, hedge funds and private equity funds are an increasingly important portion of our client base, and also compete with us in a number of our businesses. We have procedures and controls that are designed to address various conflicts of interest. However, identifying and managing potential conflicts of interest can be complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions, which may lead to our clients being less willing to enter into transactions in which such a conflict may occur, which will adversely affect our businesses.

Competitive Environment.

We face strong competition from other financial services firms, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.

The financial services industry and all of our businesses are intensely competitive, and we expect them to remain so. We compete with commercial banks, insurance companies, sponsors of mutual funds, hedge funds, energy companies and other companies offering financial services in the U.S., globally and through the internet. We compete on the basis of several factors, including transaction execution, capital or access to capital, products and services, innovation, reputation and price. Over time, certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms. This convergence could result in our competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. We may experience pricing pressures as a result of these factors and as some of our competitors seek to increase market share by reducing prices. For more information regarding the competitive environment in which we operate, see “Competition” in Part I, Item 1 herein.

Our ability to retain and attract qualified employees is critical to the success of our business and the failure to do so may materially adversely affect our performance.

Our people are our most important resource and competition for qualified employees is intense. In order to attract and retain qualified employees, we must compensate such employees at market levels. Typically, those levels have caused employee compensation to be our greatest expense as compensation is highly variable and changes with performance. If we are unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, or if compensation costs required to attract and retain employees become more expensive, our performance, including our competitive position, could be materially adversely affected.

Automated trading markets may adversely affect our business and may increase competition.

We have experienced intense price competition in some of our businesses in recent years. In particular, the ability to execute securities trades electronically on exchanges and through other automated trading markets has increased the pressure on trading commissions. The trend toward direct access to automated, electronic stock markets will likely continue. It is possible that we will experience competitive pressures in these and other areas in the future as some of our competitors may seek to obtain market share by reducing prices.

International Risk.

We are subject to numerous political, economic, legal, operational, franchise and other risks as a result of our international operations which could adversely impact our businesses in many ways.

We are subject to political, economic, legal, operational, franchise and other risks that are inherent in operating in many countries, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities or political and governmental instability. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in all cases.

We have expanded, and continue to look at opportunities to expand, in the emerging markets. Various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies, capital and currency exchange controls, high rates of inflation and low or negative growth rates in their economies. Crime and corruption, as well as issues of security and personal safety, also exist in certain of these countries. These conditions could adversely impact our businesses and increase volatility in financial markets generally.

The emergence of a pandemic or other widespread health emergency, or concerns over the possibility of such an emergency, could create economic and financial disruptions in emerging markets and other areas throughout the world, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses around the world.

Acquisition Risk.

We may be unable to fully capture the expected value from acquisitions, joint ventures and minority stakes.

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

We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our hedging strategies and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. Some of our methods of managing risk are based upon our use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate (e.g., recent events in the U.S. subprime residential mortgage market). Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. For more information on how we monitor and manage market and certain other risks, see “Risk Management—Market Risk” in Part II, Item 7A herein.

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

Location	Owned/ Leased	Lease Expiration	Approximate Square Footage as of November 30, 2007*

U.S. Locations

1585 Broadway New York, New York (Global Headquarters and Institutional Securities Headquarters)	Owned	N/A	894,390 square feet

522 Fifth Avenue New York, New York (Asset Management Headquarters)	Owned	N/A	581,242 square feet

2000 Westchester Avenue Purchase, New York (Global Wealth Management Group Headquarters)	Owned	N/A	590,303 square feet

New York, New York (Several locations)	Leased	2008 – 2018	2,238,726 square feet

One Pierrepont Plaza Brooklyn, New York	Leased	2013	456,686 square feet

Jersey City, New Jersey (Several locations)	Leased	2008 – 2012	499,350 square feet

International Locations

25 Cabot Square, Canary Wharf (London Headquarters)	Owned**	N/A	450,150 square feet

Canary Wharf (Several locations)	Leased	2013 – 2038	957,378 square feet

1 Austin Road Kowloon Station, West Kowloon (Hong Kong Headquarters)	Leased	2019	356,630 square feet

Sapporo’s Yebisu Garden Place, Ebisu, Shibuya-ku (Tokyo Headquarters)	Leased	Option to cancel in 2008, or at any time thereafter	396,314 square feet

*	The indicated total aggregate square footage leased does not include space occupied by Morgan Stanley securities branch offices.
**	Morgan Stanley holds the freehold interest in the land and building.

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

Morgan Stanley contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, Morgan Stanley cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, Morgan Stanley believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of Morgan Stanley, although the outcome of such matters could be material to Morgan Stanley’s operating results and cash flows for a particular future period, depending on, among other things, the level of Morgan Stanley’s revenues or income for such period.

Coleman Litigation.

In May 2003, Coleman (Parent) Holdings Inc. (“CPH”) filed a complaint against Morgan Stanley in the Circuit Court of the Fifteenth Judicial Circuit for Palm Beach County, Florida relating to the 1998 merger between The Coleman Company, Inc. and Sunbeam, Inc. (“Sunbeam”). The complaint, as amended, alleged that CPH was induced to agree to the transaction with Sunbeam based on certain financial misrepresentations, and it asserted claims against Morgan Stanley for aiding and abetting fraud, conspiracy and punitive damages. Shortly before trial, which commenced in April 2005, the trial court granted, in part, a motion for entry of a default judgment against Morgan Stanley and ordered that portions of CPH’s complaint, including those setting forth CPH’s primary allegations against Morgan Stanley, be read to the jury and deemed established for all purposes in the action. In May 2005, the jury returned a verdict in favor of CPH and awarded CPH $604 million in compensatory damages and $850 million in punitive damages. In June 2005, the trial court issued a final judgment in favor of CPH in the amount of $1,578 million, which included prejudgment interest and excluded certain payments received by CPH in settlement of related claims against others.

In March 2007, the District Court of Appeal for the Fourth District of Florida (the “Court of Appeal”) issued an opinion reversing the trial court’s award for compensatory and punitive damages and remanding the matter to the trial court for entry of judgment for Morgan Stanley. In June 2007, the Court of Appeal’s opinion became final when the Court of Appeal issued an order denying CPH’s motions for rehearing, rehearing en banc and for certification of certain questions for review by the Florida Supreme Court (“the Supreme Court”). On December 12, 2007, the Supreme Court denied CPH’s request for review of the Court of Appeal’s decision, directing judgment in favor of Morgan Stanley.

IPO Fee Litigation.

Starting in late 1998, purported class actions, later captioned In re Public Offering Fee Antitrust Litigation (the “purchaser actions”) and In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation (the “issuer actions”), were initiated in the U.S. District Court for the Southern District of New York (the “SDNY”) against

Morgan Stanley and numerous other underwriters. The consolidated proceedings, one on behalf of purchasers and the other on behalf of issuers of certain shares in initial public offerings (“IPOs”), allege that defendants conspired to fix the underwriters’ spread at 7% in IPOs of U.S. companies in the $20 million to $80 million range in violation of Section 1 of the Sherman Act. The complaints seek treble damages and injunctive relief. Plaintiffs’ claims for damages in the purchaser actions have been dismissed, but the claims for injunctive relief remain and plaintiffs’ claims in the issuer actions for damages and injunctive relief remain. Plaintiffs moved for class certification in both actions, and defendants opposed that motion in May 2005. In October 2005, plaintiffs moved for summary judgment, which defendants opposed. In May 2006, plaintiffs filed a petition pursuant to Federal Rule of Civil Procedure 23(f) for leave to appeal the SDNY’s denial of class certification and in September 2007, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) reversed the SDNY’s decision and remanded the case back to the district court for further consideration of class certification issues. On remand, plaintiffs filed a motion for class certification on October 17, 2007.

IPO Allocation Matters.

Beginning in March 2001, numerous purported class actions, now captioned In re Initial Public Offering Securities Litigation, were filed in the SDNY against certain issuers of IPO securities, certain individual officers of those issuers, Morgan Stanley and other underwriters of those IPOs, purportedly on behalf of purchasers of stock in the IPOs or the aftermarket. These complaints allege that defendants required customers who wanted allocations of “hot” IPO securities to pay undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and to buy shares of securities offered in the IPOs after the IPOs were completed at escalating price levels higher than the IPO price (a practice plaintiffs refer to as “laddering”), and claim violations of the federal securities laws, including Sections 11 and 12(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Section 10(b) of the Exchange Act. Some of the complaints also allege that continuous “buy” recommendations by the defendants’ research analysts improperly increased or sustained the prices at which the securities traded after the IPOs. In February 2003, the underwriter defendants’ joint motion to dismiss was denied, except as to certain specified offerings. In December 2006, the Second Circuit reversed the SDNY’s grant of class certification, and ruled that these cases could not be certified for class treatment. In August 2007, plaintiffs filed second consolidated amended class action complaints, which purport to amend the allegations in light of the Second Circuit’s reversal of the SDNY’s decision approving the cases to proceed as class actions. Plaintiffs again seek certification of classes.

In October 2007, numerous derivative actions, purportedly brought on behalf of certain issuers of IPO securities, were filed in the U.S. District Court for the Western District of Washington against Morgan Stanley and other underwriters of those IPOs. The actions seek to recover “short swing” profits allegedly generated in violation of Section 16(b) of the Exchange Act.

Late Trading and Market Timing.

Starting in July 2003, Morgan Stanley received subpoenas and requests for information from various regulatory and governmental agencies, including the SEC, the NYSE and various states, in connection with industry-wide investigations of broker-dealers and mutual fund complexes relating to possible late trading and market timing of mutual funds. In December 2007, Morgan Stanley settled all claims with the SEC concerning late trading and market timing of mutual funds in the retail system over the period from January 2002 to August 2003. Under the terms of the settlement, Morgan Stanley will, among other things, be censured and pay a monetary fine.

Subprime-related Matters.

Morgan Stanley is responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related issues. Morgan Stanley has also been named as a defendant in various civil litigation matters related to the subprime and non-subprime residential mortgage business, including purported class actions related to Morgan Stanley’s role as an underwriter of certain preferred stock offerings for New Century Financial Corp. and Countrywide Financial Corp. and certain offerings of mortgage pass through certificates for a subsidiary of Countrywide Financial Corp., and other related matters.

A shareholder derivative lawsuit was filed in the SDNY during November 2007 asserting claims related in large part to losses caused by certain subprime-related trading positions and related matters, but no complaint has been served. In December 2007, several purported class action complaints were filed in SDNY asserting claims on behalf of participants in Morgan Stanley’s 401(k) plan and employee stock ownership plan against Morgan Stanley and other parties, including certain present and former directors and officers, under the Employee Retirement Income Security Act of 1974. The complaints relate in large part to subprime-related losses, and allege, among other things, that Morgan Stanley stock was not a prudent investment and that risks associated with Morgan Stanley stock and Morgan Stanley’s financial condition were not adequately disclosed.

The following matters were terminated during the quarter ended November 30, 2007:

Global Wealth Management Group Employment Matters.

Wage and Hour Matters.     Complaints raising allegations of unpaid overtime and unlawful wage deductions were filed against Morgan Stanley in New Jersey, New York, Connecticut, Texas, Florida, Illinois, California and Ohio seeking damages on behalf of certain current and former employees. In October 2006, Morgan Stanley reached agreement to resolve these claims on behalf of the individual claimants as well as other potential class members nationwide. In November 2006, for purposes of executing the settlement, a consolidated amended complaint captioned Steinberg, et al. v. Morgan Stanley was filed in the U.S. District Court for the Southern District of California (“SDC”). In December 2006, the Judicial Panel on Multi-District Litigation issued an order centralizing the various matters pending across the country in the SDC.

Gender Matters.     In June 2006, Morgan Stanley was named in two purported class actions alleging gender discrimination under state and federal law. On October 24, 2007, the U.S. District Court for the District of Columbia granted final approval to the settlement reached in Joanne Augst-Johnson v. Morgan Stanley. The approved settlement resolved all of the class-wide and individual plaintiffs’ claims and included, among other things, a payment to the settlement fund and certain programmatic relief. All similar class wide claims raised in the second purported gender class action captioned Daisy Jaffe et al. v. Morgan Stanley were subsumed by the Augst-Johnson settlement.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended November 30, 2007.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Morgan Stanley’s common stock trades on the NYSE under the symbol “MS.” At January 23, 2008, Morgan Stanley had approximately 94,469 holders of record; however, Morgan Stanley believes the number of beneficial owners of common stock exceeds this number.

The table below sets forth, for each of the last eight fiscal quarters, the low and high sales prices per share of Morgan Stanley’s common stock as reported by Bloomberg Financial Markets and the amount of any cash dividends declared per share of Morgan Stanley’s common stock.

	Low Sale Price	High Sale Price	Dividends
Fiscal 2007:
Fourth Quarter	$47.56	$69.87	$0.27
Third Quarter*	$54.90	$90.95	$0.27
Second Quarter	$70.30	$87.44	$0.27
First Quarter	$73.04	$84.66	$0.27
Fiscal 2006:
Fourth Quarter	$65.26	$80.00	$0.27
Third Quarter	$54.52	$69.50	$0.27
Second Quarter	$57.58	$66.00	$0.27
First Quarter	$55.89	$62.15	$0.27

*	On June 30, 2007, Morgan Stanley completed the Discover Spin-off. Prior to the Discover Spin-off, the Low Sale Price and the High Sale Price for the Third Quarter were $82.73 and $90.95, respectively.

The table below sets forth the information with respect to purchases made by or on behalf of Morgan Stanley of its common stock during the fourth quarter of our fiscal year ended November 30, 2007.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (September 1, 2007—September 30, 2007)
Share Repurchase Program (A)	—	N/A	—	$2,787
Employee Transactions (B)	2,348,230	$62.89	N/A	N/A
Month #2 (October 1, 2007—October 31, 2007)
Share Repurchase Program (A)	2,830,092	$63.32	2,830,092	$2,608
Employee Transactions (B)	29,705	$66.34	N/A	N/A
Month #3 (November 1, 2007—November 30, 2007)
Share Repurchase Program (A)	6,364,081	$52.93	6,364,081	$2,271
Employee Transactions (B)	98,592	$53.65	N/A	N/A
Total
Share Repurchase Program (A)	9,194,173	$56.13	9,194,173	$2,271
Employee Transactions (B)	2,476,527	$62.56	N/A	N/A

(A)	On December 19, 2006, Morgan Stanley announced that its Board of Directors authorized the repurchase of up to $6 billion of Morgan Stanley’s outstanding stock under a new share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date.
(B)	Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options (granted under employee stock compensation plans) who exercised options; (2) restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; and (3) shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units. Morgan Stanley’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be valued using the fair market value of Morgan Stanley common stock on the date the relevant transaction occurs, using a valuation methodology established by Morgan Stanley.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices Morgan Stanley deems appropriate.

* * *

Stock performance graph.     The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Stock Index (“S&P 500”) and the S&P 500 Diversified Financials Index (“S5DIVF”) for our last five fiscal years. The graph assumes a $100 investment at the closing price on November 30, 2002 and reinvestment of dividends on the respective dividend payment dates without commissions. Historical prices are adjusted to reflect the Discover Spin-off completed on June 30, 2007. This graph does not forecast future performance of our common stock.

Item 6.	Selected Financial Data.

MORGAN STANLEY

SELECTED FINANCIAL DATA

(dollars in millions, except share and per share data)

	Fiscal Year
	2007	2006	2005	2004	2003
Income Statement Data:
Revenues:
Investment banking	$6,368	$4,755	$3,843	$3,341	$2,440
Principal transactions:
Trading	3,206	11,805	7,377	5,512	6,262
Investments	3,262	1,807	1,128	721	170
Commissions	4,682	3,770	3,331	3,235	2,861
Asset management, distribution and administration fees	6,519	5,238	4,915	4,436	3,784
Interest and dividends	60,083	42,776	25,987	16,719	13,685
Other	1,208	585	496	332	245

Total revenues	85,328	70,736	47,077	34,296	29,447
Interest expense	57,302	40,897	23,552	13,977	11,826

Net revenues	28,026	29,839	23,525	20,319	17,621

Non-interest expenses:
Compensation and benefits	16,552	13,986	10,749	9,320	7,892
Other	8,033	6,750	6,711	5,482	4,659
September 11th related insurance recoveries, net	—	—	(251)	—	—

Total non-interest expenses	24,585	20,736	17,209	14,802	12,551

Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change, net	3,441	9,103	6,316	5,517	5,070
Losses from unconsolidated investees	47	40	311	328	279
Provision for income taxes	831	2,728	1,473	1,384	1,305
Dividends on preferred securities subject to mandatory redemption	—	—	—	45	154

Income from continuing operations before cumulative effect of accounting change, net	2,563	6,335	4,532	3,760	3,332

Discontinued operations:
Net gain from discontinued operations	1,024	1,666	559	1,129	696
Provision for income taxes	378	529	201	403	241

Net gain on discontinued operations	646	1,137	358	726	455
Cumulative effect of accounting change, net	—	—	49	—	—

Net income	$3,209	$7,472	$4,939	$4,486	$3,787

Preferred stock dividend requirements	$68	$19	$—	$—	$—

Earnings applicable to common shareholders(1)	$3,141	$7,453	$4,939	$4,486	$3,787

	Fiscal Year
	2007	2006	2005	2004	2003
Per Share Data:
Earnings per basic common share:
Income from continuing operations	$2.49	$6.25	$4.32	$3.48	$3.10
Gain on discontinued operations	0.64	1.13	0.33	0.67	0.42
Cumulative effect of accounting change, net	—	—	0.05	—	—

Earnings per basic common share	$3.13	$7.38	$4.70	$4.15	$3.52

Earnings per diluted common share:
Income from continuing operations	$2.37	$5.99	$4.19	$3.40	$3.04
Gain on discontinued operations	0.61	1.08	0.33	0.66	0.41
Cumulative effect of accounting change, net	—	—	0.05	—	—

Earnings per diluted common share	$2.98	$7.07	$4.57	$4.06	$3.45

Book value per common share	$28.56	$32.67	$27.59	$25.95	$22.93
Dividends per common share	$1.08	$1.08	$1.08	$1.00	$0.92
Balance Sheet and Other Operating Data:
Total assets	$1,045,409	$1,121,192	$898,835	$747,578	$603,022
Consumer loans, net	—	22,915	21,966	19,166	18,362
Total capital(2)	191,085	162,134	125,891	110,793	82,769
Long-term borrowings(2)	159,816	126,770	96,709	82,587	57,902
Shareholders’ equity	31,269	35,364	29,182	28,206	24,867
Return on average common shareholders’ equity	8.9%	23.5%	17.3%	16.8%	16.5%
Average common and equivalent shares(1)	1,001,878,651	1,010,254,255	1,049,896,047	1,080,121,708	1,076,754,740

(1)	Amounts shown are used to calculate earnings per basic common share.
(2)	These amounts exclude the current portion of long-term borrowings and include Capital Units and junior subordinated debt issued to capital trusts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction.

Morgan Stanley (the “Company”) is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Global Wealth Management Group and Asset Management. The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. A summary of the activities of each of the segments follows.

Institutional Securities includes capital raising; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; corporate lending; sales, trading, financing and market-making activities in equity and fixed income securities and related products, including foreign exchange and commodities; benchmark indices and risk management analytics; research; and investment activities.

Global Wealth Management Group provides brokerage and investment advisory services covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; cash management services; retirement services; and trust and fiduciary services.

Asset Management provides global asset management products and services in equity, fixed income, alternative investments, which includes hedge funds and fund of funds, and merchant banking, which includes real estate, private equity and infrastructure, to institutional and retail clients through proprietary and third-party retail distribution channels, intermediaries and the Company’s institutional distribution channel. Asset Management also engages in investment activities.

The Company’s results of operations for the 12 months ended November 30, 2007 (“fiscal 2007”), November 30, 2006 (“fiscal 2006”) and November 30, 2005 (“fiscal 2005”) are discussed below.

Discontinued Operations.

On June 30, 2007, the Company completed the spin-off (the “Discover Spin-off”) of Discover Financial Services (“DFS”) to its shareholders. DFS’ results are included within discontinued operations for all periods presented through the date of the Discover Spin-off. The results of Quilter Holdings Ltd. (“Quilter”), Global Wealth Management Group’s former mass affluent business in the U.K., are reported as discontinued operations for all periods presented through its sale on February 28, 2007. The results of the Company’s aircraft leasing business, which was sold on March 24, 2006, are also reported as discontinued operations through its date of sale. See Note 22 to the consolidated financial statements.

Results of Operations.

Executive Summary.

Financial Information.

	Fiscal Year
	2007	2006	2005
Net revenues (dollars in millions):
Institutional Securities	$16,149	$21,110	$15,497
Global Wealth Management Group	6,625	5,512	5,047
Asset Management	5,493	3,453	3,219
Intersegment Eliminations	(241)	(236)	(238)

Consolidated net revenues	$28,026	$29,839	$23,525

Income before taxes (dollars in millions)(1):
Institutional Securities	$817	$7,721	$4,609
Global Wealth Management Group	1,155	508	591
Asset Management	1,467	851	1,030
Intersegment Eliminations	2	23	86

Consolidated income before taxes	$3,441	$9,103	$6,316

Consolidated net income (dollars in millions)	$3,209	$7,472	$4,939

Earnings applicable to common shareholders (dollars in millions)(2)	$3,141	$7,453	$4,939

Earnings per basic common share:
Income from continuing operations	$2.49	$6.25	$4.32
Gain on discontinued operations	0.64	1.13	0.33
Cumulative effect of accounting change, net	—	—	0.05

Earnings per basic common share	$3.13	$7.38	$4.70

Earnings per diluted common share:
Income from continuing operations	$2.37	$5.99	$4.19
Gain on discontinued operations	0.61	1.08	0.33
Cumulative effect of accounting change, net	—	—	0.05

Earnings per diluted common share	$2.98	$7.07	$4.57

Regional net revenues (dollars in millions)(3):
Americas	$12,150	$18,803	$15,375
Europe, Middle East and Africa	10,008	7,762	5,711
Asia	5,868	3,274	2,439

Consolidated net revenues	$28,026	$29,839	$23,525

Statistical Data.

Book value per common share(4)	$28.56	$32.67	$27.59

Average common equity (dollars in billions)(5):
Institutional Securities	$23.9	$18.0	$14.6
Global Wealth Management Group	1.7	3.0	3.4
Asset Management	3.5	2.4	1.8
Unallocated capital	2.9	3.1	2.9

Total from continuing operations	32.0	26.5	22.7
Discontinued operations	3.2	5.2	5.8

Total	$35.2	$31.7	$28.5

Statistical Data (Continued).	Fiscal Year
	2007	2006	2005
Return on average common equity(5):
Consolidated	9%	23%	17%
Institutional Securities	4%	30%	24%
Global Wealth Management Group	41%	11%	11%
Asset Management	26%	21%	36%

Effective income tax rate from continuing operations	24.5%	30.1%	24.5%

Worldwide employees (excluding DFS employees of 13,186 in 2006 and 13,495 in 2005)	48,256	43,124	39,723

Consolidated assets under management or supervision by asset class (dollars in billions):
Equity	$355	$307	$272
Fixed income	127	111	105
Money market	108	89	83
Alternatives(6)	109	61	43

Subtotal	699	568	503
Unit trusts	15	14	12
Other(7)	61	63	48

Total assets under management or supervision(8)	775	645	563
Share of minority interest assets(9)	7	4	—

Total	$782	$649	$563

Institutional Securities (dollars in billions):
Mergers and acquisitions completed transactions(10):
Global market volume	$1,280.6	$730.5	$522.7
Market share	35.4%	25.4%	24.3%
Rank	1	3	3
Mergers and acquisitions announced transactions(10):
Global market volume	$1,339.4	$973.9	$726.0
Market share	31.8%	28.9%	29.5%
Rank	2	2	2
Global equity and equity-related issues(10):
Global market volume	$64.7	$57.2	$45.9
Market share	7.4%	8.0%	8.7%
Rank	5	4	3
Global debt issues(10):
Global market volume	$361.2	$409.9	$347.2
Market share	5.4%	5.8%	5.7%
Rank	6	6	5
Global initial public offerings(10):
Global market volume	$24.1	$22.6	$14.7
Market share	7.8%	8.4%	8.9%
Rank	3	2	2
Pre-tax profit margin(11)	5%	37%	30%

Statistical Data (Continued).	Fiscal Year
	2007	2006	2005

Global Wealth Management Group:
Global representatives	8,429	7,944	9,434
Annualized net revenue per global representative (dollars in thousands)(12)	$811	$651	$502
Client assets by segment (dollars in billions):
$10 million or more	$247	$199	$156
$1 million – $10 million	275	243	215

Subtotal $1 million or more	522	442	371
$100,000 – $1 million	179	177	177
Less than $100,000	23	27	32

Client assets excluding corporate and other accounts	724	646	580
Corporate and other accounts	34	30	29

Total client assets	$758	$676	$609

Fee-based assets as a percentage of total client assets(13)	27%	29%	27%
Client assets per global representative (dollars in millions)(14)	$90	$85	$65
Bank deposits (dollars in billions)(15)	$26.2	$13.3	$1.7
Pre-tax profit margin(11)	17%	9%	12%

Asset Management:
Assets under management or supervision (dollars in billions)(16)	$597	$496	$443
Percent of fund assets in top half of Lipper rankings(17)	49%	40%	61%
Pre-tax profit margin(11)	27%	25%	32%

(1)	Amounts represent income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net.
(2)	Earnings applicable to common shareholders are used to calculate earnings per share information. Fiscal 2007 and fiscal 2006 include a preferred stock dividend of $68 million and $19 million, respectively.
(3)	Reflects the regional view of the Company’s consolidated net revenues, on a managed basis, based on the following methodology:
Institutional Securities: investment banking—client location, equity capital markets—client location, debt capital markets—revenue recording location, sales and trading—trading desk location. Global Wealth Management Group: global representative location. Asset Management: client location, except for the merchant banking business, which is based on asset location.
(4)	Book value per common share equals common shareholders’ equity of $30,169 million at November 30, 2007, $34,264 million at November 30, 2006 and $29,182 million at November 30, 2005, divided by common shares outstanding of 1,056 million at November 30, 2007, 1,049 million at November 30, 2006 and 1,058 million at November 30, 2005.
(5)	The computation of average common equity for each business segment is based upon an economic capital model that estimates the amount of equity capital required to support the businesses and their risk-generating activities through the business cycle while simultaneously satisfying regulatory, rating agency and investor minimum requirements. The economic capital model will evolve over time in response to changes in the business and regulatory environment and to improvements in modeling techniques in order to reflect the capital required to support business activities. The effective tax rates used in the computation of segment return on average common equity were determined on a separate entity basis.
(6)	Amounts reported for Alternatives reflect the Company’s invested equity in those funds and include a range of alternative investment products such as real estate funds, hedge funds, private equity funds, funds of hedge funds and funds of private equity funds.
(7)	Amounts include assets under management or supervision associated with the Global Wealth Management Group business segment.
(8)	Revenues and expenses associated with these assets are included in the Company’s Asset Management, Global Wealth Management Group and Institutional Securities business segments.
(9)	Amounts represent Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.
(10)	Source: Thomson Financial, data as of January 8, 2008—The data for fiscal 2007, fiscal 2006 and fiscal 2005 are for the periods from January 1 to December 31, 2007, January 1 to December 31, 2006 and January 1 to December 31, 2005, respectively, as Thomson Financial presents these data on a calendar-year basis.
(11)	Percentages represent income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net, as a percentage of net revenues.
(12)	Annualized net revenue per global representative amounts equal Global Wealth Management Group’s net revenues divided by the quarterly average global representative headcount for the periods presented.
(13)	The decline in fee-based assets as a percent of total client assets largely reflected the termination on October 1, 2007 of the Company’s fee-based (fee in lieu of commission) brokerage program pursuant to a court decision vacating a Securities and Exchange Commission (“SEC”) rule that permitted fee-based brokerage. Client assets that were in the fee-based program primarily moved to commission-based brokerage accounts, or at the election of some clients, into other fee-based advisory programs, including Morgan Stanley Advisory, a new nondiscretionary account launched in August 2007.
(14)	Client assets per global representative equal total period-end client assets divided by period-end global representative headcount.
(15)	Bank deposits are held at certain of the Company’s Federal Deposit Insurance Corporation (the “FDIC”) insured depository institutions for the benefit of retail clients through their accounts.
(16)	Amounts include Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.
(17)	Source: Lipper, one-year performance excluding money market funds as of November 30, 2007, November 30, 2006 and November 30, 2005, respectively.

Fiscal 2007 Performance.

Company Results.    The Company recorded net income of $3,209 million in fiscal 2007, a 57% decrease from $7,472 million in the prior year. Net revenues (total revenues less interest expense) declined 6% to $28,026 million in fiscal 2007. During the fourth quarter of fiscal 2007, the Company recorded $9.4 billion in mortgage-related writedowns resulting from an unfavorable subprime mortgage-related trading strategy and the continued deterioration and lack of market liquidity for subprime and other mortgage-related instruments. Included in the $9.4 billion were writedowns of $7.8 billion related to U.S. subprime trading positions, principally super senior derivative positions in collateralized debt obligations (“CDOs”). These derivative positions were entered into primarily by the Company’s proprietary trading group. The remaining writedowns of $1.6 billion related to other mortgage-related instruments, which included $1.2 billion relating to commercial mortgage-backed securities (“CMBS”), ALT-A (a residential mortgage loan categorization that falls between prime and subprime) and other loans, conduit and non-performing loans, European non-conforming loans and an impairment charge of $437 million related to mortgage-related securities portfolios in the Company’s domestic subsidiary banks. The results for fiscal 2007 also included losses of approximately $700 million that reflected mark-to-market valuations associated with loans and loan commitments largely related to acquisition financing to non-investment grade companies (see “Impact of Credit Market Events” herein).

Non-interest expenses increased 19% to $24,585 million from the prior year primarily due to higher compensation costs. Diluted earnings per share were $2.98 compared with $7.07 a year ago. Compensation and benefits expense increased 18%, primarily reflecting higher incentive-based compensation accruals due to higher net revenues in certain of the Company’s businesses. Diluted earnings per share from continuing operations were $2.37 compared with $5.99 last year. The return on average common equity in fiscal 2007 was 8.9% compared with 23.5% in the prior year. The return on average common equity from continuing operations for fiscal 2007 was 7.8% compared with 23.8% last year.

Results for fiscal 2007 also included a gain of $168 million ($109 million after-tax) in discontinued operations related to the sale of Quilter on February 28, 2007. Results for fiscal 2006 included a loss of $125 million ($75 million after-tax) related to the sale of the Company’s aircraft leasing business (see Note 22 to the consolidated financial statements). In addition, pre-tax results for fiscal 2007 included the $360 million reversal of the Coleman litigation reserve (see “Other Matters—Coleman Litigation” herein). Results for fiscal 2006 included non-cash incremental compensation expenses of approximately $260 million for stock-based awards granted to retirement-eligible employees (see Note 2 to the consolidated financial statements).

The Company’s effective income tax rate from continuing operations was 24.5% in fiscal 2007 compared with 30.1% in fiscal 2006. The decrease primarily reflected lower earnings that increased the effect of permanent differences. Fiscal 2006’s income tax provision included an income tax benefit of $242 million resulting from the resolution of a federal tax audit. Excluding the benefits from the federal tax audit, the Company’s effective income tax rate from continuing operations in fiscal 2006 would have been 32.8%.

At fiscal year-end, the Company had 48,256 employees worldwide compared with 43,124 (excluding DFS employees) at the prior year-end.

Subsequent to the 2007 fiscal year-end, in December 2007, the Company sold equity units (the “Equity Units”) to a wholly owned subsidiary of the China Investment Corporation Ltd. (“CIC”) for approximately $5,579 million (see “Liquidity and Capital Resources—China Investment Corporation Investment” herein).

Institutional Securities.    Institutional Securities recorded income from continuing operations before losses from unconsolidated investees and income taxes of $817 million, an 89% decrease from a year ago. Net revenues declined 24% to $16,149 million as record results in equity sales and trading, advisory and underwriting were more than offset by lower results in fixed income sales and trading. Non-interest expenses increased 15% to $15,332 million, reflecting higher compensation costs and non-compensation expenses. Non-compensation expenses increased 24% as higher costs associated with higher levels of business activity, business investment and operating expenses associated with TransMontaigne Inc. (“TransMontaigne”), the Heidmar Group of companies (“Heidmar”) and Saxon Capital, Inc. (“Saxon”) were partially offset by the reversal of the Coleman Litigation reserve.

Investment banking revenues rose 31% from last year to $5,538 million. Underwriting revenues rose 21% from last year to $2,997 million. Advisory fees from merger, acquisition and restructuring transactions were $2,541 million, an increase of 45% from fiscal 2006.

Fixed income sales and trading revenues were $650 million, down 93% from a year ago. The decrease was driven by significant losses in credit products and lower results in commodities, partially offset by record results in interest rate and currency products. The decline in credit product revenues primarily reflected the mortgage-related writedowns (see “Impact of Credit Market Events” herein). Commodity revenues decreased primarily due to lower trading results from oil liquids, electricity and natural gas products. Fiscal 2006 also benefited from revenue recognized on structured transactions. Interest rate and currency product revenues benefited from stronger revenues in interest rate, emerging markets and foreign exchange products.

Equity sales and trading revenues increased 38% to a record $8,658 million. Record international results contributed to record revenues from derivative products and prime brokerage and strong results in cash products.

Sales and trading revenues also benefited in fiscal 2007 from the widening of the Company’s credit spreads on financial instruments that are accounted for at fair value.

In fiscal 2007, other sales and trading losses of approximately $1,242 million reflected loans and loan commitments largely related to event-driven lending to non-investment grade companies and the impairment charge related to mortgage-related securities portfolios in the Company’s domestic subsidiary banks (see “Impact of Credit Market Events—Subsidiary Banks” herein).

Principal transaction net investment revenues increased 35% to $1,459 million in fiscal 2007. Fiscal 2007’s results primarily related to realized and unrealized net gains associated with certain of the Company’s investments and higher revenues from the Company’s investments in passive limited partnership interests associated with the Company’s real estate funds. The increase also reflected higher revenues primarily related to the appreciation of investments related to certain employee deferred compensation plans.

Global Wealth Management Group.    Global Wealth Management Group recorded income from continuing operations before income taxes of $1,155 million, up 127% from the prior year. Net revenues were $6,625 million, a 20% increase over a year ago, primarily reflecting higher revenues from increased underwriting activity, higher asset management revenues reflecting growth in fee-based products and higher net interest revenue from growth in the bank deposit program. Total non-interest expenses were $5,470 million, a 9% increase from a year ago. Compensation and benefits expense increased 15%, primarily reflecting higher incentive-based compensation accruals due to higher net revenues. Non-compensation costs decreased 2%, primarily reflecting lower charges for legal and regulatory matters and continued cost discipline across the business. Total client assets increased to $758 billion, up 12% from the prior fiscal year-end. In addition, client assets in fee-based accounts increased 3% from a year ago to $201 billion and decreased as a percentage of total client assets to 27% from last year’s 29%. The decline in fee-based assets as a percent of total client assets largely reflected the termination on October 1, 2007 of the Company’s fee-based (fee in lieu of commission) brokerage program pursuant to a court decision vacating an SEC rule that permitted fee-based brokerage. At fiscal year-end, the number of global representatives was 8,429, an increase of 485 from a year ago.

Asset Management.    Asset Management recorded income before income taxes of $1,467 million, a 72% increase from last year. Net revenues of $5,493 million increased 59% from the prior year, reflecting significantly higher investment revenues, primarily in the merchant banking business, which includes the real estate, private equity and infrastructure businesses. The increase primarily reflected higher revenues associated with the appreciation of investments related to employee deferred compensation and co-investment plans. The increase was also due to higher asset management, distribution and administration fees primarily due to an increase in assets under management, a more favorable asset mix and higher performance fees due to growth in the alternatives business, including FrontPoint Partners (“FrontPoint”), which was acquired in December 2006. Principal transaction net investment gains for the year were $1,774 million compared with $669 million a year ago. Non-interest expenses increased 55% from the prior year to $4,026 million. Compensation and benefits expense increased, primarily due to expenses associated with certain deferred compensation plans, higher levels of business investment and higher incentive-based compensation accruals associated with increased net revenues. Non-compensation expenses increased primarily due to increased business activity, including activity from FrontPoint. Assets under management or supervision within Asset Management of $597 billion were up $101 billion, or 20%, from last year, primarily due to market appreciation and positive net customer inflows.

Global Market and Economic Conditions in Fiscal 2007.

In the U.S., the moderate pace of economic growth that occurred during the first half of fiscal 2007 slowed during the second half of fiscal 2007, primarily reflecting the significant and broad-based illiquidity in the residential real estate and credit markets. Concerns about the impact of subprime loans caused the subprime-related and broader credit markets to deteriorate considerably over the course of the third and fourth quarters of fiscal 2007, with increased volatility, significant spread widening and lower levels of liquidity and price transparency for certain products. The U.S. unemployment rate at the end of fiscal 2007 increased to 4.7% from 4.5% at the end of fiscal 2006. Conditions in the U.S. equity markets were also volatile, and major equity market indices rose during the first half of fiscal 2007 while declining during the second half of fiscal 2007, primarily as a result of mixed corporate earnings and the developments in the credit markets. The Federal Reserve Board (the “Fed”) left rates unchanged during the first half of the year. In the third quarter, the Fed lowered the discount rate by 0.50%, and in the fourth quarter, the Fed lowered both the benchmark interest rate and discount rate by an aggregate of 0.75%. The Fed acted in order to provide additional liquidity and stability to the financial markets and to contain the negative economic impact related to the residential real estate and credit markets. The Fed had not changed the benchmark interest rate since June 2006. In December 2007, the Fed lowered both the benchmark interest rate and the discount rate by 0.25% and the U.S. unemployment rate increased to 5.0%. In January, the Fed lowered both the benchmark interest rate and the discount rate by 0.75%.

In Europe, economic growth continued to be strong, reflecting momentum in domestic demand and exports. Corporate business surveys indicated, however, that growth in Europe may be slowing. Major equity market indices in Europe increased during fiscal 2007, primarily due to strong corporate earnings, merger and acquisition activity and generally favorable economic conditions, which more than offset the difficult conditions in the credit markets in the second half of fiscal 2007. The European Central Bank raised the benchmark interest rate by an aggregate of 0.75% in fiscal 2007. The Bank of England raised the benchmark interest rate by an aggregate of 0.75% in fiscal 2007 but subsequently reduced the benchmark interest rate by 0.25% in December 2007.

In Japan, moderate economic growth continued to be driven by exports and domestic demand. The level of unemployment also remained relatively low. Japanese equity market indices decreased during fiscal 2007 primarily due to tighter global credit conditions. The Bank of Japan raised the benchmark interest rate from 0.25% to 0.50% during fiscal 2007. Economies elsewhere in Asia expanded, particularly in China, which benefited from strength in exports, domestic demand for capital projects and continued globalization. In China, equity market indices rose during fiscal 2007. The People’s Bank of China raised the benchmark lending rate by an aggregate of 1.17% in fiscal 2007.

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

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Asset Management to Global Wealth Management Group associated with sales of certain products and the related compensation costs paid to Global Wealth Management Group’s global representatives. Income before income taxes recorded in Intersegment Eliminations was $2 million, $23 million and $86 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Included in the results of Intersegment Eliminations for fiscal 2007 is a $25 million advisory fee related to the Discover Spin-off that was eliminated in consolidation. In addition, the results in Institutional Securities for fiscal 2006 included a $30 million advisory fee related to the Company’s sale of the aircraft leasing business that was eliminated in consolidation.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(dollars in millions)
Revenues:
Investment banking	$5,538	$4,228	$3,394
Principal transactions:
Trading	2,740	11,326	6,915
Investments	1,459	1,081	593
Commissions	3,262	2,606	2,160
Asset management, distribution and administration fees	103	73	20
Interest and dividends	59,131	42,106	25,439
Other	983	444	334

Total revenues	73,216	61,864	38,855
Interest expense	57,067	40,754	23,358

Net revenues	16,149	21,110	15,497

Total non-interest expenses	15,332	13,389	10,888

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	817	7,721	4,609
Losses from unconsolidated investees	47	40	311
Income tax (benefit) provision	(170)	2,212	852

Income from continuing operations before cumulative effect of accounting change, net	$940	$5,469	$3,446

Investment Banking.    Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues were as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(dollars in millions)
Advisory fees from merger, acquisition and restructuring transactions	$2,541	$1,753	$1,395
Equity underwriting revenues	1,570	1,059	905
Fixed income underwriting revenues	1,427	1,416	1,094

Total investment banking revenues	$5,538	$4,228	$3,394

Investment banking revenues increased 31% in fiscal 2007 and reached record levels. The increase was due to higher revenues from merger, acquisition and restructuring activities and equity underwriting transactions. In fiscal 2006, investment banking revenues increased 25%, primarily reflecting higher revenues from merger, acquisition and restructuring activities and fixed income and equity underwriting transactions.

In fiscal 2007, advisory fees from merger, acquisition and restructuring transactions increased 45% to a record $2,541 million. Advisory fees in fiscal 2007 reflected a strong volume of transaction activity, particularly during the first half of fiscal 2007. In fiscal 2006, advisory fees from merger, acquisition and restructuring transactions increased 26% to $1,753 million, primarily reflecting a strong volume of transaction activity.

Equity underwriting revenues increased 48% to a record $1,570 million in fiscal 2007. Equity underwriting revenues increased 17% to $1,059 million in fiscal 2006. Both periods reflected higher global industry-wide equity and equity-related activity. Fiscal 2006 reflected a strong volume of initial public offerings.

Fixed income underwriting revenues increased 1% to $1,427 in fiscal 2007 and increased 29% to $1,416 million in fiscal 2006. Fiscal 2007 revenues reflected strong revenues from underwriting investment grade corporate products, as corporate issuers sought longer-term financings due to market turmoil in the fixed income credit markets. The increase in fiscal 2006 was primarily due to an increase in underwriting revenues from non-investment grade and investment grade products as the level of issuer refinancings rose due to record levels of maturing debt. Acquisition-related financing resulting from a strong market for merger and acquisition activity contributed to the increase in both fiscal 2007 and fiscal 2006.

At the end of fiscal 2007, the backlog of merger, acquisition and restructuring transactions and equity underwriting transactions remained relatively strong despite current market conditions. The backlog of fixed income underwriting transactions was lower for non-investment grade products while the backlog of fixed income underwriting transactions was higher for investment-grade products, as compared with the end of fiscal 2006. The backlog of merger, acquisition and restructuring transactions and equity and fixed income underwriting transactions is subject to the risk that transactions may not be completed due to challenging or unforeseen economic and market conditions, adverse developments regarding one of the parties to the transaction, a failure to obtain required regulatory approval or a decision on the part of the parties involved not to pursue a transaction.

Sales and Trading Revenues.    Sales and trading revenues are composed of principal transaction trading revenues, commissions and net interest revenues (expenses). In assessing the profitability of its sales and trading activities, the Company views principal trading, commissions and net interest revenues in the aggregate. In addition, decisions relating to principal transactions are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes, among other things, an assessment of the potential gain or loss associated with a transaction, including any associated commissions, dividends, the interest income or expense associated with financing or hedging the Company’s positions, and other related expenses.

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

Total sales and trading revenues decreased 47% in fiscal 2007 and increased 37% in fiscal 2006. The decrease in fiscal 2007 reflected lower fixed income revenues and other sales and trading losses, partially offset by higher equity sales and trading revenues. Sales and trading revenues were adversely affected by the difficult market conditions that existed during the second half of fiscal 2007. The credit markets deteriorated considerably over the course of the latter half of the year with increased volatility, significant spread widening, lower levels of liquidity and reduced price transparency. These factors affected the subprime mortgage markets, including the market for collateralized debt obligations, and other structured credit product markets, leveraged lending markets and the effectiveness of hedging strategies. This credit environment adversely impacted the Company’s credit sales and trading and corporate lending activities. In addition, such conditions contributed to increased volatility and systematic risk reduction in the equity markets, which adversely affected the Company’s quantitative trading strategies.

Sales and trading revenues included the following:

	Fiscal 2007(1)	Fiscal 2006(1)	Fiscal 2005(1)
	(dollars in millions)
Equity	$8,658	$6,281	$4,810
Fixed income	650	9,291	6,571
Other	(1,242)	(288)	(225)

Total sales and trading revenues	$8,066	$15,284	$11,156

(1)	Amounts include Principal transactions-trading, Commissions and Net interest revenues. Equity and fixed income sales and trading revenues include certain funding costs that were not previously allocated to those businesses. Other sales and trading net revenues primarily include net losses from loans and closed pipeline commitments related to investment banking, corporate lending and other corporate activities. All prior-year amounts have been reclassified to conform to the current year’s presentation.

Equity sales and trading revenues increased 38% to a record $8,658 million in fiscal 2007, benefiting from record international revenues. The increase was driven by record revenues from derivative products and prime brokerage and higher revenues from equity cash and financing products, partially offset by trading losses in quantitative strategies resulting from unfavorable positioning. Revenues from derivative products benefited from strong customer flows. Prime brokerage generated record revenues, reflecting continued growth in global client asset balances. Higher revenues from financing products were primarily due to higher commission revenues driven by strong market volumes. Equity sales and trading revenues also benefited from the widening of the Company’s credit spreads on financial instruments that are accounted for at fair value, including, but not limited to, those for which the fair value option was elected pursuant to the Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) on December 1, 2006 (see Note 3 to the consolidated financial statements). Revenues increased by approximately $390 million due to the widening of the Company’s credit spreads during the year resulting from the decrease in the fair value of certain of the Company’s long-term and short-term borrowings, such as structured notes, for which the fair value option was elected.

Equity sales and trading revenues increased 31% to a then record $6,281 million in fiscal 2006. The increase was broad based and included higher revenues from derivatives and equity cash products, financing products, prime brokerage and principal trading strategies. Derivative revenues increased due to strong customer flows, although volatility in the global equity markets continued to be generally low. Revenues from equity cash products reflected higher market volumes, particularly in Europe and Asia. Financing product revenues also benefited from increased client activity. Prime brokerage generated record revenues, reflecting continued growth in global client asset balances. Global equity markets generally trended higher and created favorable opportunities for principal trading strategies. Although commission revenues increased, revenues continued to be affected by intense competition, particularly in the U.S., and a continued shift toward electronic trading.

Fixed income sales and trading revenues decreased 93% to $650 million in fiscal 2007. Fiscal 2007 results reflected significant losses in credit products and lower results in commodities, partially offset by record results in interest rate and currency products. Credit product revenues decreased $9.4 billion, primarily reflecting mortgage-related writedowns of $7.8 billion, reflecting the deterioration in value of U.S. subprime trading positions, principally super senior derivative positions in CDOs entered into primarily by the Company’s proprietary trading group. Spread widening, lower liquidity and higher volatility resulted in lower origination, securitization and trading results across most credit product groups and also adversely affected the performance of the Company’s hedging strategies. The Company’s residential and commercial mortgage loan activities contributed to the significant decline in credit product revenues, reflecting the difficult market conditions referred to above, as well as continued concerns in the subprime mortgage loan sector. See “Impact of Credit Market Events” herein, detailing the Company’s direct U.S. subprime mortgage-related exposures at November 30, 2007.

Interest rate and currency product revenues increased 63% in fiscal 2007, reflecting higher revenues from interest rate, emerging markets and foreign exchange products. Commodity revenues decreased 33%, primarily due to lower trading results from oil liquids, electricity and natural gas products and lower revenues recognized on structured transactions. Fixed income sales and trading revenues also benefited from the widening of the Company’s credit spreads on financial instruments that are accounted for at fair value, including, but not limited to, those for which the fair value option was elected (see Note 3 to the consolidated financial statements). The decrease in the fair value of certain of the Company’s long-term and short-term borrowings, such as structured notes, for which the fair value option was elected, which was attributable to the widening of the Company’s credit spreads during the year, increased revenues by approximately $450 million (see Note 3 to the consolidated financial statements). Fixed income sales and trading revenues also benefited from gains on interest rate derivatives.

Fixed income sales and trading revenues increased 41% to a record $9,291 million in fiscal 2006. The increase was driven by record results from commodities, credit products, and interest rate and currency products. Commodities revenues increased 112% due to strong results from electricity, natural gas products and oil liquids. Credit product revenues increased 52%, primarily due to significantly improved corporate credit trading and strength in residential and commercial securitized products. Interest rate and currency products decreased 1%. Both commodity and interest rate and currency products benefited from revenues recognized on structured transactions as a result of increased observability of market value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF Issue No. 02-3”). With the adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on December 1, 2006, the Company no longer applies the revenue recognition criteria of EITF Issue No. 02-3 (see Note 2 to the consolidated financial statements).

In addition to the equity and fixed income sales and trading revenues discussed above, sales and trading revenues include the net revenues from the Company’s corporate lending activities. In fiscal 2007, other sales and trading losses of approximately $1.2 billion primarily reflected approximately $700 million of mark-to-market valuations associated with loans and commitments largely related to acquisition financing to non-investment grade companies and the impairment charge related to securities in the Company’s domestic subsidiary banks (see “Impact of Credit Market Events—Subsidiary Banks” herein). The losses included markdowns of leveraged loan commitments associated with acquisition financing transactions that were accepted by the borrower but not yet closed. These losses were primarily related to the illiquid market conditions that existed during third quarter of fiscal 2007. The valuation of these commitments could change in future periods depending on, among other things, the extent that they are renegotiated or repriced or if the associated acquisition transaction does not occur. In addition, the Company’s leveraged finance business originates and distributes loans and commitments and intends to distribute its current positions; however, this could take longer than in the past and is dependent on liquidity re-entering the market. Subsequent to November 30, 2007, there has been further widening in credit spreads for non-investment grade loans that, if sustained, will result in additional writedowns for these loans and commitments. The fair value measurement of loan commitments takes into account certain fee income that is attributable to the contingent commitment contract. For further information about the Company’s corporate lending activities, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk.” In fiscal 2006, revenues from corporate lending activities decreased by approximately $50 million from fiscal 2005, reflecting the impact of mark-to-market valuations on a higher level of new loans made during the year.

Principal Transactions-Investments.    The Company’s investments generally are held for appreciation and to facilitate other business activities. It is not possible to determine when the Company will realize the value of such investments since, among other factors, such investments generally are subject to significant sales restrictions. Moreover, estimates of the fair value of the investments may involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions.

Principal transaction net investment revenues aggregating $1,459 million were recognized in fiscal 2007 as compared with $1,081 million in fiscal 2006 and $593 million in fiscal 2005. The increase in fiscal 2007 was primarily related to realized and unrealized net gains associated with certain of the Company’s investments, including Grifols S.A. and Bovespa Holdings S.A., and higher revenues from the Company’s investments in passive limited partnership interests associated with the Company’s real estate funds. The increase in fiscal 2007 also reflected higher revenues primarily due to the appreciation of investments related to certain employee deferred compensation plans. The increase in fiscal 2006 was primarily related to net gains associated with the Company’s investments.

Other.    Other revenues consist primarily of revenues from providing benchmark indices and risk management analytics associated with MSCI Inc. (see Note 23 to the consolidated financial statements). Other revenues also include revenues related to the operation of pipelines, terminals and barges and the distribution of refined petroleum products associated with TransMontaigne, the marine transportation and logistics services associated with Heidmar, revenues associated with Saxon, a servicer and originator of residential mortgages (see Note 23 to the consolidated financial statements) and a commodities-related strategic investment.

Other revenues increased 121% in fiscal 2007 and 33% in fiscal 2006. The increase in both fiscal 2007 and fiscal 2006 was primarily attributable to revenues related to the operation of pipelines, terminals and barges and the distribution of refined petroleum products associated with TransMontaigne and higher sales of benchmark indices and risk management analytic products. The increase in fiscal 2007 was also due to higher revenues associated with Saxon and from the sale of a commodities-related strategic investment.

Non-Interest Expenses.    Non-interest expenses increased 15% in fiscal 2007. Compensation and benefits expense increased 10%, primarily reflecting higher incentive-based compensation accruals for certain businesses. The increase also reflected higher costs associated with certain employee deferred compensation plans, partially offset by Institutional Securities’ share ($190 million) of the incremental compensation expense related to equity awards to retirement-eligible employees in the first quarter of fiscal 2006 (see Note 2 to the consolidated financial statements). Excluding compensation and benefits expense, non-interest expenses increased 24%, reflecting increased levels of business activity and expenses associated with acquired businesses. Occupancy and equipment expense increased 33%, primarily due to higher rent and occupancy costs in Europe, Asia and the U.S. Brokerage, clearing and exchange fees increased 30%, primarily reflecting substantially increased equity and fixed income trading activity. Marketing and business development expense increased 27%, primarily due to a higher level of business activity. Professional services expense increased 6%, primarily due to higher legal and consulting costs related to increased business activity. Other expenses increased 50%, reflecting costs associated with TransMontaigne, Heidmar and Saxon, partially offset by lower net litigation accruals. Fiscal 2007 results included a reversal of the $360 million legal accrual related to the Company’s favorable outcome from the Coleman litigation. Fiscal 2006 included legal accruals related to the pending settlement of General American litigation, which was partially offset by a favorable outcome related to the LVMH litigation.

Non-interest expenses increased 23% in fiscal 2006. Compensation and benefits expense increased 36%, primarily reflecting higher incentive-based compensation costs resulting from higher net revenues. Fiscal 2006 also included Institutional Securities’ share ($190 million) of incremental compensation expense related to equity awards to retirement-eligible employees while fiscal 2005 included Institutional Securities’ share ($193 million) of the costs associated with senior management changes (see “Other Matters—Senior Management Compensation Charges” herein). Excluding compensation and benefits expense, non-interest expenses remained relatively unchanged. Occupancy and equipment expense decreased 6%, primarily due to a $71 million charge that was recorded in the first quarter of fiscal 2005 for the correction in the method of accounting for certain real estate leases (see Note 26 to the consolidated financial statements). Brokerage, clearing and exchange fees increased 32%, primarily reflecting increased equity and fixed income trading activity. Professional services expense increased 18%, primarily due to higher legal and consulting costs, reflecting increased levels of business activity. Other expenses decreased 48% due to lower charges for legal and regulatory matters. Fiscal 2006 reflected a net reduction in legal accruals of approximately $40 million related to the IPO Allocation Matters litigation, the LVMH litigation and the settlement of the General American litigation. Other expenses in fiscal 2005 included legal accruals of $360 million related to the Coleman litigation and approximately $170 million related to the Parmalat settlement and the IPO Allocation Matters litigation.

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(dollars in millions)
Revenues:
Investment banking	$625	$428	$320
Principal transactions:
Trading	598	487	467
Investments	29	57	2
Commissions	1,433	1,168	1,196
Asset management, distribution and administration fees	3,067	2,757	2,601
Interest and dividends	1,221	1,004	650
Other	163	130	143

Total revenues	7,136	6,031	5,379
Interest expense	511	519	332

Net revenues	6,625	5,512	5,047

Total non-interest expenses	5,470	5,004	4,456

Income from continuing operations before income taxes and cumulative effect of accounting change, net	1,155	508	591
Provision for income taxes	459	167	199

Income from continuing operations before cumulative effect of accounting change, net	$696	$341	$392

Investment Banking.    Global Wealth Management Group investment banking includes revenues from the distribution of equity and fixed income securities, including initial public offerings, secondary offerings, closed-end funds and unit trusts. Revenues also include fees earned from offerings underwritten by the Institutional Securities business segment. Investment banking revenues increased 46% and 34% in fiscal 2007 and fiscal 2006, respectively. The increase in fiscal 2007 was driven by strong underwriting activity across equity, fixed income and unit trust products. The increase in fiscal 2006 was primarily due to higher revenues from equity-related offerings and unit trust products.

Principal Transactions–Trading.    Principal transactions include revenues from customers’ purchases and sales of financial instruments in which the Company acts as principal and gains and losses on the Company’s inventory positions held, primarily to facilitate customer transactions. Principal transaction trading revenues increased 23% in fiscal 2007 primarily due to higher revenues from derivative products, municipal and corporate fixed income securities and foreign exchange products. The increase was also due to higher revenues primarily associated with the appreciation of investments related to certain employee deferred compensation plans. In fiscal 2006, principal transaction trading revenues increased 4%, primarily reflecting higher revenue from foreign exchange products, equity linked notes and municipal fixed income securities, partially offset by lower revenues from corporate and government fixed income products and other securities.

Principal Transactions–Investments.    Principal transaction net investment revenues were $29 million in fiscal 2007 compared with $57 million in fiscal 2006 and $2 million in fiscal 2005. The results in fiscal 2007 reflected lower net gains from certain of the Company’s investments in exchanges and memberships. The results in fiscal 2006 were primarily related to realized and unrealized gains on the Company’s investments in Bolsas y Mercados Españoles and the New York Stock Exchange.

Commissions.    Commission revenues primarily arise from agency transactions in listed and OTC equity securities and sales of mutual funds, futures, insurance products and options. Commission revenues increased

23% in fiscal 2007 and decreased 2% in fiscal 2006. The increase in fiscal 2007 reflected higher levels of client activity. The decrease in fiscal 2006 largely reflected lower revenues from equity products, which was related to lower agency activity with customers due, in part, to growth in other product areas, including investment banking and asset management.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees include revenues from individual investors electing a fee-based pricing arrangement and fees for investment management, account services and administration. The Company also receives shareholder servicing fees and fees for services it provides in distributing certain open-ended mutual funds and other products. Mutual fund distribution fees are based on either the average daily fund net asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management or supervision.

Asset management, distribution and administration fees increased 11% in fiscal 2007 and 6% in fiscal 2006. In both fiscal years, the increase was driven by higher client asset balances in fee-based accounts. Client assets in fee-based accounts rose 3% to $201 billion at November 30, 2007 and represented 27% of total client assets versus 29% at November 30, 2006. The decline in fee-based assets as a percent of total client assets largely reflected the termination on October 1, 2007 of the Company’s fee-based (fee in lieu of commission) brokerage program pursuant to a court decision vacating an SEC rule that permitted fee-based brokerage. Client assets that were in the fee-based program primarily moved to commission-based brokerage accounts, or, at the election of some clients, into other fee-based advisory programs, including Morgan Stanley Advisory, a new nondiscretionary account launched in August 2007. Client assets in fee-based accounts rose 18% to $195 billion at November 30, 2006 and increased as a percentage of total client assets to 29% of total client assets from 27% at November 30, 2005.

Total client asset balances increased to $758 billion at November 30, 2007 from $676 billion at November 30, 2006 primarily due to higher client inflows and market appreciation. Client asset balances in households greater than $1 million increased to $522 billion at November 30, 2007 from $442 billion at November 30, 2006 and $371 billion at November 30, 2005.

Net Interest.    Interest and dividend revenues and interest expense are a function of the level and mix of total assets and liabilities, including customer bank deposits and margin loans and securities borrowed and securities loaned transactions. Net interest revenues increased 46% and 53% in fiscal 2007 and fiscal 2006, respectively. The increase in both periods was primarily due to increased customer account balances in the bank deposit program that was launched in November 2005. Balances in the bank deposit program rose to $26.2 billion at November 30, 2007 from $13.3 billion at November 30, 2006.

Other.    Other revenues primarily include customer account service fees and other miscellaneous revenues. Other revenues increased 25% in fiscal 2007 and decreased 9% in fiscal 2006. In fiscal 2007, the increase primarily reflected higher service fees and higher other miscellaneous revenues. In fiscal 2006, the decrease primarily reflected lower service fees.

Non-Interest Expenses.    Non-interest expenses increased 9% in fiscal 2007, primarily reflecting an increase in compensation and benefits expense, partially offset by lower non-compensation expenses primarily due to lower charges for legal and regulatory matters and continued cost discipline across the business. Compensation and benefits expense increased 15%, primarily reflecting higher incentive-based compensation accruals due to higher net revenues and investments in the business, partially offset by Global Wealth Management Group’s share ($50 million) of the incremental compensation expense related to equity awards to retirement-eligible employees in the first quarter of fiscal 2006 (see Note 2 to the consolidated financial statements). Excluding compensation and benefits expense, non-interest expenses decreased 2%. Occupancy and equipment expense increased 6% primarily due to leasehold improvements and higher rental costs. Information processing and communications expense decreased 8% primarily due to lower computing costs. Marketing and business development expense increased 39% primarily due to costs associated with the Company’s advertising campaign. Other expenses decreased 20%, primarily resulting from a reduction in costs associated with legal and regulatory matters, which included an insurance reimbursement related to a litigation matter.

Non-interest expenses increased 12% in fiscal 2006. Fiscal 2005 included a reduction in non-interest expenses related to Global Wealth Management Group’s share ($198 million) of the insurance settlement related to the events of September 11, 2001 (see Note 25 to the consolidated financial statements). Compensation and benefits expense increased 15%, primarily reflecting higher incentive-based compensation costs. In addition, fiscal 2006 expenses included Global Wealth Management Group’s share ($50 million) of the incremental compensation expense related to equity awards to retirement-eligible employees, including new hires (see Note 2 to the consolidated financial statements), while fiscal 2005 included Global Wealth Management Group’s share ($48 million) of the costs associated with senior management changes (see “Other Matters—Senior Management Compensation Charges” herein). Excluding compensation and benefits expense and the insurance settlement, non-interest expenses decreased 4%. Occupancy and equipment expense decreased 6% primarily due to a $29 million charge for the correction in the method of accounting for certain real estate leases that was recorded in the first quarter of fiscal 2005 (see Note 26 to the consolidated financial statements). Professional services expense increased 15%, largely due to higher sub-advisory fees associated with growth in fee-based assets and higher costs for outside legal counsel. Other expenses decreased 20%, primarily resulting from lower costs associated with legal and regulatory matters. During fiscal 2006 and fiscal 2005, the Company recorded legal and regulatory expenses of approximately $105 million and $170 million, respectively, related to ongoing regulatory, employment and branch litigation matters.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(dollars in millions)
Revenues:
Investment banking	$264	$138	$133
Principal transactions:
Trading	(129)	—	—
Investments	1,774	669	533
Commissions	23	25	29
Asset management, distribution and administration fees	3,524	2,574	2,462
Interest and dividends	74	48	87
Other	75	26	26

Total revenues	5,605	3,480	3,270
Interest expense	112	27	51

Net revenues	5,493	3,453	3,219

Total non-interest expenses	4,026	2,602	2,189

Income before income taxes and cumulative effect of accounting change, net	1,467	851	1,030
Provision for income taxes	541	340	391

Income before cumulative effect of accounting change, net	$926	$511	$639

Investment Banking.    Asset Management generates investment banking revenues primarily from the acquisition of investments in real estate funds and the underwriting of unit trust products. Investment banking revenues increased 91% in fiscal 2007 and 4% in fiscal 2006. The increase in fiscal 2007 primarily reflected higher revenues from certain real estate products. The increase in fiscal 2006 primarily reflected higher revenues from real estate products and higher equity unit trust sales, partially offset by a lower volume of fixed income unit trust sales.

Principal Transactions-Trading.    In fiscal 2007, the Company recognized losses of $129 million related to structured investment vehicles. See “Impact of Credit Market Events—Structured Investment Vehicles” herein for further discussion.

Principal Transactions-Investments.    Asset Management principal transaction investment revenues consist primarily of gains and losses on the Company’s investments in alternative investment products.

Principal transaction net investment gains aggregating $1,774 million were recognized in fiscal 2007 as compared with $669 million in fiscal 2006. The results in both fiscal years were primarily related to investments associated with the Company’s real estate products and private equity portfolio, including employee deferred compensation plans and co-investment plans.

Real estate and private equity investments generally are held for appreciation. It is not possible to determine when the Company will realize the value of such investments since, among other factors, such investments generally are subject to significant sales restrictions. Moreover, estimates of the fair value of the investments involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions.

Asset Management, Distribution and Administration Fees.    Asset Management, distribution and administration fees include revenues generated from the management and supervision of assets, performance-

based fees relating to certain funds, and separately managed accounts and fees relating to the distribution of certain open-ended mutual funds. Asset Management fees arise from investment management services the Company provides to investment vehicles pursuant to various contractual arrangements. The Company receives fees primarily based upon mutual fund daily average net assets or based on monthly or quarterly invested equity for other vehicles. Performance-based fees are earned on certain funds as a percentage of appreciation earned by those funds and, in certain cases, are based upon the achievement of performance criteria. These fees are normally earned annually and are recognized on a monthly or quarterly basis.

Asset management, distribution and administration fees increased 37% in fiscal 2007 and 5% in fiscal 2006. The increase in fiscal 2007 was primarily due to higher fund management and administration fees resulting from an increase in assets and a more favorable asset mix. The increase was also due to higher performance fees from the alternatives business, including those associated with FrontPoint, which the Company acquired in December 2006 (see Note 23 to the consolidated financial statements). The increase in fiscal 2006 was due to higher fund management and administration fees, partially offset by lower distribution fees. The higher management and administration fees in fiscal 2007 and fiscal 2006 were associated with increases in average assets under management of 20% and 6%, respectively.

Asset Management’s year-end and average assets under management or supervision were as follows:

	At November 30,			Average for
	2007	2006	2005	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(dollars in billions)
Assets under management or supervision by distribution channel:
Americas Retail Morgan Stanley brand	$64	$63	$63	$64	$64	$64
Americas Retail Van Kampen brand	99	94	88	99	90	84
Americas Intermediary(1)	68	58	48	65	51	45
U.S. Institutional	128	100	96	116	97	97
Non-U.S.	132	93	69	111	80	64

Total long-term assets under management or supervision	491	408	364	455	382	354

Institutional money markets/liquidity	68	49	33	57	39	33
Retail money markets	31	35	46	33	40	49

Total money markets	99	84	79	90	79	82

Total assets under management or supervision	590	492	443	545	461	436
Share of minority interest assets(2)	7	4	—	6	—	—

Total	$597	$496	$443	$551	$461	$436

Assets under management or supervision by asset class:
Equity	$265	$239	$218	$256	$228	$207
Fixed income	102	94	91	97	91	96
Money market	99	84	79	90	79	82
Alternatives(3)	109	61	43	87	50	40

Subtotal	575	478	431	530	448	425
Unit trusts	15	14	12	15	13	11

Total assets under management or supervision	590	492	443	545	461	436
Share of minority interest assets(2)	7	4	—	6	—	—

Total	$597	$496	$443	$551	$461	$436

(1)	Americas Intermediary channel primarily represents client flows through defined contribution, insurance and bank trust platforms.
(2)	Amounts represent Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.
(3)	The alternatives asset class includes a range of investment products, such as real estate funds, hedge funds, private equity funds, funds of hedge funds and funds of private equity funds.

Activity in Asset Management’s assets under management or supervision during fiscal 2007 and fiscal 2006 were as follows:

	Fiscal 2007	Fiscal 2006
	(dollars in billions)
Balance at beginning of period	$496	$443
Net flows by distribution channel:
Americas Retail Morgan Stanley brand	(4)	(9)
Americas Retail Van Kampen brand	—	(2)
Americas Intermediary(1)	4	8
U.S. Institutional	3	(13)
Non-U.S.	22	6

Net inflows/(outflows) excluding money markets	25	(10)

Money market net flows:
Institutional	15	13
Retail	(5)	(12)

Total money market net flows	10	1

Market appreciation/other	56	58

Total net increase	91	49
Acquisitions	7	—
Net increase in share of minority interest assets(2)	3	4

Balance at end of period	$597	$496

(1)	Americas Intermediary channel primarily represents client flows through defined contribution, insurance and bank trust platforms.
(2)	Amount represents Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.

Net inflows (excluding money markets) in fiscal 2007 were primarily associated with positive flows from non-U.S. clients. Money market net flows for fiscal 2007 were primarily associated with positive flows into institutional liquidity assets, partially offset by outflows from certain money market funds that were impacted by the growth of Global Wealth Management Group’s bank deposit program.

Other.    Other revenues increased 188% in fiscal 2007 primarily due to revenues associated with Lansdowne Partners (“Lansdowne”), a London-based investment manager, and Avenue Capital Group (“Avenue”), a New York-based investment manager, which the Company acquired minority stakes in the fourth quarter of fiscal 2006 (see Note 23 to the consolidated financial statements). Other revenues remained flat in fiscal 2006.

Non-Interest Expenses.    Non-interest expenses increased 55% in fiscal 2007, primarily reflecting an increase in compensation and benefits expense. Compensation and benefits expense increased 81% in fiscal 2007, primarily reflecting higher incentive-based compensation accruals due to higher net revenues. The increase in fiscal 2007 was also due to expenses associated with certain employee deferred compensation plans, partially offset by Asset Management’s share ($20 million) of the incremental compensation expense related to equity awards to retirement-eligible employees that was recorded in the first quarter of fiscal 2006 (see Note 2 to the consolidated financial statements). Excluding compensation and benefits expense, non-interest expenses increased 24%. Occupancy and equipment expenses increased 29% primarily due to higher rental costs associated with business growth. Brokerage, clearing and exchange fees increased 10% primarily due to increased fee sharing, increased assets under management and higher commission expenses associated with the launching of new products. These increases were offset by a decrease in the deferred commission amortization. Information processing and communications expense increased 21% primarily due to higher licensing fees associated with the acquisition of FrontPoint. Professional services expense increased 47% primarily due to higher sub-advisory fees related to the acquisition of FrontPoint. Other expenses increased 47% primarily due to an insurance reimbursement received in fiscal 2006 related to certain legal matters and an increase in other miscellaneous expenses.

Non-interest expenses increased 19% in fiscal 2006. Fiscal 2005 included a reduction in non-interest expenses from Asset Management’s share ($43 million) of the insurance settlement related to the events of September 11, 2001 (see Note 25 to the consolidated financial statements). Compensation and benefits expense increased 37% in fiscal 2006, primarily reflecting higher incentive-based compensation costs as well as the impact of new hires. In addition, fiscal 2006 included Asset Management’s share ($20 million) of the incremental compensation expense related to equity awards to retirement-eligible employees (see Note 2 to the consolidated financial statements), while fiscal 2005 included Asset Management’s share ($41 million) of the costs associated with senior management changes (see “Other Matters—Senior Management Compensation Charges” herein). Excluding compensation and benefits expense and the insurance settlement, non-interest expenses were unchanged. Brokerage, clearing and exchange fees decreased 14%, primarily reflecting lower amortization expense associated with certain open-ended funds. The decrease in amortization expense reflected a lower level of deferred costs in recent periods due to a decrease in sales of certain open-ended funds. Marketing and business development expense increased 11% primarily due to higher advertising and marketing costs.

Impact of Credit Market Events.

Overview.

The Company recorded $9.4 billion in mortgage-related writedowns in the fourth quarter of fiscal 2007 resulting from an unfavorable subprime mortgage-related trading strategy and the continued deterioration and lack of market liquidity for subprime and other mortgage-related instruments. Included in the $9.4 billion were writedowns of $7.8 billion related to U.S. subprime trading positions, principally super senior derivative positions in CDOs. These derivative positions were entered into primarily by the Company’s proprietary trading group (see “U.S. ABS CDO Exposures”). As the credit markets in general, and the mortgage markets in particular, declined dramatically in the fourth quarter, increases in the implied cumulative losses in the subprime mortgage market, coupled with the illiquid nature of the Company’s trading positions, led to a significant deterioration in value in its subprime-related trading positions. A summary of the Company’s U.S. subprime trading positions, writedowns and remaining net exposures is further detailed in the table on page 53 and is discussed in “U.S. Subprime Mortgage-Related Exposures” herein.

The $9.4 billion of fourth quarter writedowns also included an impairment charge of $437 million related to mortgage-related securities portfolios in the Company’s domestic subsidiary banks (see “Subsidiary Banks” herein) and $1.2 billion related to CMBS, ALT-A (a residential mortgage loan categorization that falls between prime and subprime) and other loans, conduit and non-performing loans and European non-conforming loans. The Company continues to have exposure to these markets and instruments, and, as market conditions continue to evolve, the fair value of these other mortgage-related instruments could further deteriorate.

The valuation methodology used for these instruments incorporated a variety of inputs, including prices observed from the execution of a limited number of trades in the marketplace; ABX and similar indices that track the performance of a series of credit default swaps based on subprime mortgages; and other market information, including data on remittances received and updated cumulative loss data on the underlying mortgages. For a further discussion of the Company’s risk management policies and procedures see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A.

For further discussion regarding the Company’s involvement with other U.S. subprime-related activities, see “Special Purpose Entities and Variable Interest Entities” and “Other Exposures to Subprime Lenders.”

The results for fiscal 2007 also included losses of approximately $700 million primarily recorded in the third quarter of fiscal 2007 that reflected mark-to-market valuations associated with loans and loan commitments largely related to acquisition financing to non-investment grade companies. The losses included markdowns of leveraged loan commitments associated with acquisition financing transactions that were accepted by the borrower but not yet closed. These losses were primarily related to the illiquid market conditions that existed during the second half of fiscal 2007. The valuation of these commitments could change in future periods depending on, among other things, the extent that they are renegotiated or repriced or the associated acquisition transaction does not occur. In addition, the Company’s leveraged finance business originates and distributes loans and commitments, and intends to distribute its current positions; however, this could take longer than in the past and is dependent on liquidity re-entering the market. Subsequent to November 30, 2007, there has been further widening in credit spreads for non-investment grade loans that, if sustained, will result in additional writedowns for these loans and commitments. For further information about the Company’s corporate lending activities, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk.”

The Company also recognized losses of $129 million in the fourth quarter of fiscal 2007 related to structured investment vehicles (see “Structured Investment Vehicles” herein).

U.S. Subprime Mortgage-Related Exposures.

The Company’s U.S. subprime mortgage-related trading positions consist of those related to U.S. ABS CDOs and other mortgage-related exposures arising from investments in subprime loans, from asset-backed securities that, in whole or in part, are backed by subprime mortgage loans, and from derivatives referencing subprime mortgages or subprime mortgage-backed securities.

Subprime mortgages are loans secured by real property made to a borrower (or borrowers) with a diminished or impaired credit rating or with a limited credit history. A borrower’s credit history is reflected in his credit report and routinely converted into a numerical credit score often referred to as a Fair Isaac Corporation (or “FICO”) score. Generally, a loan made to a borrower with a low FICO score or other credit score has historically been considered as subprime. Loans to borrowers with higher FICO scores may be subprime if the loan exhibits other high-risk factors. Such risk factors may include loans where: (a) the loan has a high loan-to-value ratio or combined loan-to-value ratios; (b) the borrower has reduced or limited income documentation; (c) the borrower has a high debt-to-income ratio; (d) the occupancy type for the loan is other than the borrower’s primary residence. There are many other risk factors, including borrowers who have purchased multiple properties or have taken previous equity withdrawal (cash out) refinancings within the last 12 to 24 month period, non-arm’s length purchase transactions and unsupported or high-risk collateral properties, among others. Subprime mortgage-related securities are those securities that derive a significant portion of their value from subprime loans.

U.S. ABS CDO Exposures.

The Company purchases interests in and enters into derivatives with ABS CDOs. CDOs provide credit risk exposure to a portfolio of asset-backed securities (“cash CDOs”) or a reference portfolio of securities (“synthetic CDOs”). The underlying or reference portfolios consist primarily of residential mortgage-backed securities. The CDOs to which the Company has exposure are primarily structured and underwritten by third parties, although the Company also structures and underwrites CDOs, for which it receives structuring and/or distribution fees, and does from time to time retain interests in such CDOs.

The Company’s primary exposure to ABS CDOs is to synthetic CDOs that hold or are referenced to collateral with ratings of BBB+, BBB or BBB- (“mezzanine CDOs”). The majority of the Company’s writedowns in the fourth quarter related to super senior credit default swaps referencing such mezzanine CDOs that were entered into primarily by the Company’s proprietary trading group. Under these credit default swap arrangements, the Company can be required to make payments in the event that securities in the referenced portfolios default or experience other credit events such as rating agency downgrades. (The characterization of these credit default swaps as “super senior” derives from their seniority in the capital structure of the synthetic CDO.) The Company also has exposure to ABS CDOs via other types of credit default swaps, direct investments in CDO securities, and retained interests in CDOs that the Company has underwritten. In determining the fair value of the Company’s ABS CDO-related instruments the Company took into consideration prices observed from the execution of a limited number of transactions and data for relevant benchmark instruments in synthetic subprime markets. Despite the fact that actual defaults on swap obligations have not yet been realized, the fair value of such positions has experienced significant declines, as a result of a deterioration of value in the benchmark instruments as well as market developments. These losses, as well as the Company’s net CDO exposures, are quantified in the U.S. subprime-related exposures table below.

Other U.S. Subprime Mortgage-Related Exposures.

The Company also has exposure to the U.S. subprime mortgage market via investments in subprime mortgage loans and ABS that are backed in whole or in part by subprime mortgage loans and via derivatives referencing subprime mortgages or subprime mortgage-backed securities. With respect to whole loans, the Company purchases pools of mortgage loans from third-party originators and also originates mortgage loans through its retail, wholesale and conduit channels and typically disposes of such loans by securitizing them. The Company typically retains certain lower-rated securities of such securitizations, often referred to as residual tranche securities. The Company’s other subprime mortgage-related trading exposures are quantified in the table below.

The Company’s interests in U.S. subprime-related exposures are carried at fair value with changes recognized in earnings.

The following table provides a summary of the Company’s direct U.S. subprime trading exposures (excluding amounts related to mortgage-related securities portfolios in the Company’s domestic subsidiary banks (see “Subsidiary Banks” herein)) as of and for the fiscal year ended November 30, 2007. The Company utilizes various methods of evaluating risk in its trading and other portfolios, including monitoring Net Exposure. Net Exposure is defined as potential loss to the Company over a period of time in an event of 100% default of the referenced loan, assuming zero recovery. The value of these positions remains subject to mark-to-market volatility. Positive net exposure amounts indicate potential loss (long position) in a default scenario. Negative net exposure amounts indicate potential gain (short position) in a default scenario. Net Exposure does not take into consideration the risk of counterparty default. See “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part II, Item 7A for a further description of how credit risk is monitored. Actual losses could exceed the amount of Net Exposure.

	Statement of Financial Condition 11/30/07(1)	November 30, 2007		Net Exposure 11/30/07
		Profit and (Loss) Three Months Ended	Profit and (Loss) 12 Months Ended
	(dollars in billions)
Super Senior Derivative Exposure:
Mezzanine	$(8.7)	$(7.1)	$(9.3)	$3.9
CDO squared(3)	(0.1)	(0.1)	(0.1)	0.1

Total ABS CDO super senior derivative exposure	$(8.8)	$(7.2)	$(9.4)	$4.0

Other CDO Exposure:
ABS CDO CDS	$2.7	$1.3	$2.3	$(1.5)
ABS CDO bonds	1.1	(0.5)	(0.8)	1.1

Total other CDO exposure	$3.8	0.8	1.5	(0.4)

Subtotal ABS CDO-related exposure(2)	$(5.0)	$(6.4)	$(7.9)	$3.6

U.S. Subprime Mortgage-Related Exposure:
Loans	$0.6	$(0.1)	$(0.2)	$0.6
Total rate-of-return swaps	—	—	0.1	—
ABS bonds	2.7	(2.9)	(3.8)	2.7
ABS CDS	7.8	1.6	5.0	(5.1)

Subtotal U.S. subprime mortgage-related exposure	$11.1	$(1.4)	$1.1	$(1.8)

Total U.S. subprime trading exposure	$6.1	$(7.8)	$(6.8)	$1.8

(1)	Statement of financial condition amounts are presented on a net asset/liability basis and do not take into account any netting of cash collateral against these positions. In addition, these amounts reflect counterparty netting to the extent that there are positions with the same counterparty that are subprime-related; they do not reflect any counterparty netting to the extent that there are positions with the same counterparty that are not subprime related. The $6.1 billion is reflected in the Company’s consolidated statement of financial condition as follows: Financial instruments owned of $15.3 billion and Financial instruments sold, not yet purchased of $9.2 billion.
(2)	In determining the fair value of the Company’s ABS super senior CDO-related exposures the Company took into consideration prices observed from the execution of a limited number of transactions and data for relevant benchmark instruments in synthetic subprime markets. Deterioration of value in the benchmark instruments as well as market developments have led to significant declines in the estimates of fair value. These declines reflected increased implied losses across this portfolio. These implied loss levels are consistent with losses in the range between 13% – 20% implied by the ABX indices. These cumulative loss levels, at a severity rate of 50%, imply defaults in the range of 43% – 50% for 2005 and 2006 outstanding mortgages.
(3)	Refers to CDOs where the collateral is comprised entirely of another CDO security.

Subsidiary Banks.

The securities portfolios of Morgan Stanley Bank (Utah) and Morgan Stanley Trust FSB (collectively, the “subsidiary banks”) include certain subprime-related securities. The portfolios contain no subprime whole loans, subprime residuals or CDOs.

At November 30, 2007, the securities portfolios totaled $9.9 billion consisting primarily of AAA-rated ABS and residential mortgage-backed securities. Of the total amount, $5.5 billion were subprime mortgage-related securities.

The securities in the subsidiary domestic banks’ portfolios were previously classified as securities available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In the fourth quarter of fiscal 2007, the Company determined that it no longer intends to hold these securities until the fair value of the securities recovers to a level that exceeds their initial cost. Accordingly, the Company recorded an other-than-temporary impairment charge of $437 million in Principal transactions-trading revenues in the consolidated statement of income on its portfolio of securities available for sale in the fourth quarter of fiscal 2007 and reclassified the portfolios to Financial instruments owned in the consolidated statement of financial condition effective November 30, 2007.

Special Purpose Entities and Variable Interest Entities.

The Company’s involvement with special purpose entities (“SPEs”) and variable interest entities (“VIEs”) is discussed in Note 5 to the consolidated financial statements and “Critical Accounting Policies—Special Purpose Entities” herein. In relation to subprime loans and subprime-backed securities, the Company’s involvement with SPEs/VIEs consists primarily of the following:

•	Engaging in securitization activities related to subprime loans and subprime-backed securities;

•	Acting as an underwriter of beneficial interests issued by securitization vehicles;

•	Transferring whole loans into SPEs/VIEs;

•

Holding one or more classes of securities issued by such securitization vehicles (including residual tranche securities) and possibly entering into derivative agreements with such securitization vehicles;

•	Purchasing and selling (in both a market-making and a proprietary-trading capacity) subprime-backed securities issued by SPEs/VIEs, whether such vehicles are sponsored by the Company or not;

•	Entering into derivative transactions with SPEs/VIEs (not sponsored by the Company) that hold subprime-related assets;

•	Providing warehouse financing to CDOs and collateralized loan obligations (“CLOs”);

•	Entering into derivative agreements with non-SPE/VIEs, whose value is derived from securities issued by SPEs/VIEs;

•	Servicing assets held by SPEs/VIEs or holding servicing rights related to assets held by SPEs/VIEs that are serviced by others under subservicing arrangements;

•	Serving as an asset manager to various investment funds that may invest in securities that are backed, in whole or in part, by subprime loans.

Other Exposures to Subprime Lenders.

The Company provides warehouse financing to entities collateralized by residential mortgage loans. Under these lines of credit arrangements, the Company requires those entities to provide collateral in excess of the monies advanced. The Company values the collateral on a regular basis to ensure that the value of the collateral exceeds the value of the monies advanced in accordance with the collateral agreements. The Company does not carry amounts lent under such arrangements at fair value but instead carries such amounts at amortized cost. In addition, the Company does not fair value its commitments under such arrangements. The Company evaluates its exposure and any potential impairment under such arrangements, whether funded or committed, in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”).

In addition, the Company had entered into derivative and lending arrangements with a third-party-sponsored commercial paper conduit that provides warehouse financing to subprime lenders, where such derivative and lending arrangements are linked to the performance of the conduit’s loans to the subprime lenders. At November 30, 2007, exposure related to these arrangements was approximately $300 million. These arrangements were satisfactorily settled and terminated in December 2007. The Company had no further subprime-related commitments to the third-party-sponsored commercial paper conduit as of November 30, 2007. The Company does not sponsor any commercial paper conduits.

Structured Investment Vehicles.

Structured investment vehicles (“SIVs”) are unconsolidated entities that issue various capital notes and debt instruments to fund the purchase of assets. While the Company does not sponsor or serve as asset manager to any unconsolidated SIVs, the Company does serve as investment advisor to certain unconsolidated money market funds (“the Funds”) that have investments in securities issued by SIVs. In 2007, widespread illiquidity in the commercial paper market led to market value declines and rating agency downgrades of many securities issued by SIVs, some of which were held by the Funds. As a result, the Company purchased approximately $900 million of such securities from the Funds during the year at amortized cost, which resulted in losses to the Company of $129 million. The carrying value of the purchased securities still held by the Company as of November 30, 2007 was $543 million. Such positions are reflected at fair value, and presented in Financial instruments owned—Corporate and other debt in the consolidated statement of financial condition. Subsequent to November 30, 2007, the Company purchased approximately $160 million of additional securities from the Funds and recorded losses of approximately $40 million on these securities. The Company was not obligated to purchase any of these securities and has no obligation to purchase any additional securities from the Funds in the future. The Funds continue to have investment in securities issued by SIVs, with an aggregate face value of $8.2 billion as of November 30, 2007 ($5.4 billion as of January 18, 2008.) These securities have been issued by SIVs that are predominately bank-sponsored, and meet the requirements and investment criteria to continue to be held by the Funds.

Monoline Insurers.

Monoline insurers (“Monolines”) provide credit enhancement to capital markets transactions. The current credit environment severely affected the capacity of such financial guarantors. The Company’s exposure to Monolines is limited to bonds that are insured by Monolines and as counterparties to derivative contracts. The aggregate direct exposure to Monolines at November 30, 2007 was $3.7 billion primarily including ABS bonds of $1.5 billion in the Subsidiary Banks’ portfolio (see “Subsidiary Banks”) that are collateralized by first and second lien subprime mortgages enhanced by financial guarantees, $1.3 billion in insurance municipal bond securities and $800 million in net counterparty exposure.

Other Matters.

The following matters are discussed in the Company’s notes to the consolidated financial statements. For further information on these matters, please see the applicable note:

Note
Accounting Developments:
Limited Partnerships	2
Accounting for Certain Hybrid Financial Instruments	2
Accounting for Servicing of Financial Assets	2
Accounting for Uncertainty in Income Taxes	2
Fair Value Measurements	2
Employee Benefit Plans	2
Fair Value Option	2
Offsetting of Amounts Related to Certain Contracts	2
Investment Company Accounting	2
Dividends on Share-Based Payment Awards	2
Business Combinations	2
Noncontrolling Interests	2
Tax Matters	20
Discontinued Operations	22
Business and Other Acquisitions and Dispositions and Sale of Minority Interest	23
Staff Accounting Bulletin No. 108	24
Insurance Settlement	25
Lease Adjustment	26

Stock-Based Compensation.

The Company early adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective approach as of December 1, 2004. For further information on SFAS No. 123R, see Note 2 to the consolidated financial statements.

Additionally, based on interpretive guidance related to SFAS No. 123R in the first quarter of fiscal 2006, the Company changed its accounting policy for expensing the cost of anticipated fiscal 2006 year-end equity awards that were granted to retirement-eligible employees in the first quarter of fiscal 2007. Effective December 1, 2005, the Company accrues the estimated cost of these awards over the course of the current fiscal year rather than expensing the awards on the date of grant.

As a result, fiscal 2006 stock-based compensation expense primarily included the following costs:

•	amortization of fiscal 2003 year-end awards;

•	amortization of fiscal 2004 year-end awards;

•	amortization of fiscal 2005 year-end awards to non-retirement eligible employees;

•	the full cost of fiscal 2005 year-end awards to retirement eligible employees (made in December 2005); and

•	the full cost of fiscal 2006 year-end awards to retirement eligible employees (made in December 2006).

Fiscal 2007 stock-based compensation expense primarily included the following costs:

•	amortization of fiscal 2004 year-end awards;

•	amortization of fiscal 2005 year-end awards to non-retirement eligible employees;

•	amortization of fiscal 2006 year-end awards to non-retirement eligible employees; and

•	the full cost of fiscal 2007 year-end awards to retirement eligible employees (made in December 2007).

Fiscal 2003 and fiscal 2004 year-end awards are generally amortized over three and four years, while fiscal 2005 and fiscal 2006 year-end awards are generally amortized over two and three years.

Senior Management Compensation Charges.

Compensation and benefits expense in fiscal 2005 included charges for certain members of senior management related to severance and new hires, which increased non-interest expenses by approximately $282 million. These compensation charges were allocated to the Company’s business segments as follows: Institutional Securities ($193 million), Global Wealth Management Group ($48 million) and Asset Management ($41 million).

Coleman Litigation.

In May 2003, Coleman (Parent) Holdings Inc. (“CPH”) filed a complaint against Morgan Stanley in the Circuit Court of the Fifteenth Judicial Circuit for Palm Beach County, Florida relating to the 1998 merger between The Coleman Company, Inc. and Sunbeam, Inc. In June 2005, the trial court issued a final judgment in favor of CPH in the amount of $1,578 million, which included prejudgment interest and excluded certain payments received by CPH in settlement of related claims against others. In June 2005, Morgan Stanley filed a notice of appeal with the District Court of Appeal for the Fourth District of Florida (the “Court of Appeal”) and posted a supersedeas bond, which automatically stayed execution of the judgment pending appeal.

In March 2007, the Court of Appeal issued an opinion reversing the trial court’s award for compensatory and punitive damages and remanding the matter to the trial court for entry of judgment for Morgan Stanley. In June 2007, the Court of Appeal’s opinion became final when the Court of Appeal issued an order denying CPH’s motions for rehearing, rehearing en banc and for certification of certain questions for review by the Florida Supreme Court (the “Supreme Court”). In June 2007, the trial court issued an order cancelling the supersedeas bond that Morgan Stanley had posted. In July 2007, CPH filed a petition with the Supreme Court asking that court to review the Court of Appeal’s decision (“Petition for Review”). On December 12, 2007, the Supreme Court issued an order denying CPH’s Petition for Review.

The Company believes, after consultation with outside counsel, that the Supreme Court’s decision to deny the Petition for Review has effectively ended CPH’s civil claim against the Company. Effective November 30, 2007, the Company reversed the $360 million reserve previously established for the Coleman litigation under SFAS No. 5.

Defined Benefit Pension and Other Postretirement Plans.

Contributions.    The Company made contributions of $131 million and $84 million (excluding $30 million in fiscal 2006 relating to DFS and Quilter) to its U.S. and non-U.S. defined benefit pension plans in fiscal 2007 and fiscal 2006, respectively. These contributions were funded with cash from operations.

The Company determines the amount of its pension contributions to its funded plans by considering several factors including the level of plan assets relative to plan liabilities, expected plan liquidity needs and expected future contribution requirements. The Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax regulations (for example in the U.S., the minimum required contribution under the Employee Retirement Income Security Act of 1974, or “ERISA”). At November 30, 2007, there were no minimum required ERISA contributions for the Company’s U.S. pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “U.S. Qualified Plan”). Liabilities for benefits payable under certain postretirement and unfunded supplementary plans are accrued by the Company and are funded when paid to the beneficiaries.

Expense.    In accordance with U.S. GAAP, the Company recognizes the compensation cost of an employee’s pension benefits (including prior-service cost) over the employee’s estimated service period. This process involves making certain estimates and assumptions, including the discount rate and the expected long-term rate of return on plan assets.

The assumed discount rate, which is intended to reflect the rates at which pension benefits could be effectively settled, is used to measure the projected and accumulated benefit obligations and to calculate the service cost and interest cost. For fiscal 2007, the assumed discount rate for all U.S. plans was selected by the Company, in consultation with its independent actuaries, using a pension discount yield curve based on the characteristics of the U.S. Qualified Plan liabilities. The pension discount yield curve represents spot discount yields based on duration implicit in a representative broad based Aa corporate bond universe of high-quality fixed income investments. It includes only bonds of reasonable issue size and excludes certain types of bonds, such as callable bonds. As of November 30, 2007, the Company’s U.S. Qualified Plan represented 82% of the total liabilities of its U.S. pension and postretirement plans combined. The assumed discount rate for the defined benefit portion of its U.K. pension plan was selected by the Company using a pension discount yield curve based on the characteristics of the U.K. defined benefit pension liabilities. As of November 30, 2007, the defined benefit portion of the Company’s U.K. pension plan represented 59% of the total liabilities of its non-U.S. pension plans combined. For all other non-U.S. pension plans, the Company set the assumed discount rates based on the nature of liabilities, local economic environments and available bond indices.

The expected long-term rate of return on assets represents the Company’s best estimate of the long-term return on plan assets and generally was estimated by adjusting the previous year’s rate by the difference in the weighted average return of the underlying long-term expected returns on the different asset classes, based on the target asset allocations, taking into consideration estimated expenses and the benefits of diversification and rebalancing the portfolio. This rate is expected to remain the same from one year to the next unless there is a significant change in the target asset allocation, the fees and expenses paid by the plan or market conditions.

As of November 30, 2007, the Company’s U.S. Qualified Plan represented 90% of the total assets of its U.S. and non-U.S. pension plans combined. The Company, in consultation with its independent investment consultants and actuaries, determined the expected long-term rate of return on its U.S. Qualified Plan assets would remain at 6.75% for fiscal 2007 (see Note 19 to the consolidated financial statements). There was no significant change in the fees paid by the plan or the underlying market outlook since September 2006. To better align the duration of plan assets with the duration of plan liabilities, in May 2007, the U.S. Qualified Plan’s target asset allocation policy was changed from 45%/55% equity/fixed income to 30%/70% equity/fixed income. The effects of this change will be reflected in fiscal 2008, and the impact is not expected to be material to the Company’s consolidated results of operations. The preliminary expected long-term rate of return on U.S. Qualified Plan assets is 6.50% for fiscal 2008.

The Company’s expected long-term rate of return on assets for its U.S. Qualified Plan was based on the following target asset allocation:

	Target Investment Mix	Expected Annual Return(1)
Domestic equity:
Large capitalization	12%	8.1%
Small capitalization	3%	8.4%

International equity	15%	8.4%

Fixed income:
Long-term government/corporate	70%	5.4%

(1)	These returns do not include the impact of diversification on the overall expected portfolio return.

Each year, the Company compares its initial estimate of the expected long-term rate of return on assets for the U.S. Qualified Plan (and adjusts, if necessary) with a portfolio return calculator model (the “Portfolio Model”) that produces a range of expected returns for the portfolio. Return assumptions used are forward-looking gross returns that are not developed solely by an examination of historical returns. The Portfolio Model begins with the current U.S. Treasury yield curve, recognizing that expected returns on bonds are heavily influenced by the current level of yields. Corporate bond spreads and equity risk premiums, based on current market conditions, are then added to develop the return expectations for each asset class. The resulting expected portfolio investment is then adjusted downward to reflect an assumed load for expenses, which include investment and transaction fees that typically are paid from plan assets, added to the cost basis or subtracted from sale proceeds, as well as administrative expenses paid from plan assets.

The Company uses the expected long-term rate of return on plan assets to compute the expected return on assets component of pension expense. For the U.S. Qualified Plan, expected returns are computed based on a market-related value of assets. The market-related value of assets is a smoothed actuarial value of assets equal to a moving average of market values in which investment income is recognized over a five-year period. The market-related value of assets must be no greater than 120% and no less than 80% of the market value of assets. Investment income equal to the expected return on the plan’s assets as calculated for the prior year’s expense is recognized immediately. Any difference between the actual investment income (on a market-value basis) and the expected return is recognized over a five-year period in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”).

Other assumptions, including mortality rates, long-term salary growth and employee turnover rates, are set by the Company in consultation with its independent actuaries. These assumptions are tested every year by monitoring gains and losses, performing assumption studies as needed, and monitoring Company objectives and actuarial trends. These assumptions are adjusted whenever necessary.

The Company amortizes (as a component of pension expense) unrecognized net gains and losses over the average future service of active participants (5 to 20 years depending upon the plan) to the extent that the gain/loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. The loss amortization component for the U.S. and the non-U.S. pension plans was $41 million for fiscal 2007 (28% of pension expense) and $51 million for fiscal 2006 (32% of pension expense).

Impact of SFAS No. 158.    In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Among other items, SFAS No. 158 required recognition of the overfunded or underfunded status of the Company’s defined benefit and postretirement plans as an asset or liability in the consolidated financial statements for the fiscal year ending November 30, 2007. The Company recorded an after-tax charge of $208 million ($347 million pre-tax) to Shareholders’ equity upon the adoption of this requirement. SFAS No. 158 also requires the measurement of defined benefit and postretirement plan assets and obligations as of the end of the fiscal year. SFAS No. 158’s requirement to use the fiscal year-end date as the measurement date is effective for fiscal years ending after December 15, 2008. The Company expects to early adopt a fiscal year-end measurement date for its fiscal year ending November 30, 2008 and currently expects to record an after-tax charge of approximately $15 million to Shareholders’ equity upon adoption.

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

Fair Value.

Financial Instruments Measured at Fair Value.    A significant number of the Company’s financial instruments are carried at fair value with changes in fair value recognized in earnings each period. The Company makes estimates regarding valuation of assets and liabilities measured at fair value in preparing the consolidated financial statements. These assets and liabilities include:

•	Financial instruments owned and Financial instruments sold, not yet purchased;

•	Securities received as collateral and Obligation to return securities received as collateral;

•	Certain Commercial paper and other short-term borrowings, primarily structured notes;

•	Certain Deposits;

•	Other secured financings; and

•	Certain Long-term borrowings, primarily structured debt.

Fair Value Measurement—Definition and Hierarchy.    The Company adopted the provisions of SFAS No. 157, effective December 1, 2006. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Assets and liabilities utilizing Level 1 inputs include exchange-traded equity securities and listed derivatives that are actively traded, most U.S. Government securities and certain other sovereign government obligations.

•	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly.

Assets and liabilities utilizing Level 2 inputs include: exchange-traded equity securities and listed derivatives that are not actively traded; most OTC derivatives; restricted stock; corporate and municipal bonds; certain corporate loans and loan commitments; certain high-yield debt; certain residential and commercial mortgage loans; certain mortgage-backed securities (“MBS”), asset-backed securities (“ABS”), and CDO securities; retained interests in certain securitization transactions; structured notes; physical commodities; and mortgage servicing rights.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Assets and liabilities utilizing Level 3 inputs include: certain corporate loans and loan commitments; certain commercial whole loans; certain mortgage loans; certain high-yield debt; distressed debt (i.e., securities of issuers encountering financial difficulties, including bankruptcy or insolvency); certain MBS, ABS and CDO securities; retained interests in certain securitization transactions; investments in real estate funds; private equity investments; and complex over-the-counter derivatives (including certain foreign currency options; long-dated commodity options and swaps; certain mortgage-related credit default swaps; derivative interests in mortgage-related CDOs; and basket credit default swaps).

The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3. See Note 3 to the consolidated financial statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value.

Valuation Techniques.    Many cash and OTC contracts have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that the Company and others are willing to pay for an asset. Ask prices represent the lowest price that the Company and others are willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, the Company does not require that fair value always be a predetermined point in the bid-ask range. The Company’s policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets the Company’s best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.

Fair value for many cash and OTC contracts is derived using pricing models. Pricing models take into account the contract terms (including maturity) as well as multiple inputs, including, where applicable, commodity prices, equity prices, interest rate yield curves, credit curves, creditworthiness of the counterparty, option volatility and currency rates. In accordance with SFAS No. 157, the impact of the Company’s own credit spreads are also considered when measuring the fair value of liabilities, including OTC derivative contracts. Where appropriate, valuation adjustments are made to account for various factors, including bid-ask spreads, credit quality and market liquidity. These adjustments are applied on a consistent basis and are based upon observable inputs where available.

OTC Derivative Contracts.     OTC derivative contracts include forward, swap and option contracts related to interest rates, foreign currencies, credit standing of reference entities, equity prices or commodity prices.

Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be modeled using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option-

pricing model, and simulation models or a combination thereof. Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for generic interest rate swap and option contracts. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. A substantial majority of OTC derivative products valued by the Company using pricing models fall into this category and are categorized within Level 2 of the fair value hierarchy.

Other derivative products, typically the newest and most complex products, will require more judgment in the implementation of the valuation technique applied due to the complexity of the valuation assumptions and the reduced observability of inputs. This includes certain credit default swaps where direct trading activity or quotes are unobservable. Derivative interests in mortgage-related CDOs, for which observability of external price data is extremely limited, are valued based on an evaluation of the market for similar positions as indicated by secondary and primary market activity in the cash CDO and synthetic CDO market. Each position is evaluated independently taking into consideration the underlying collateral performance and pricing, behavior of the tranche under various cumulative loss and prepayment scenarios, deal structures (e.g., non-amortizing reference obligations, call features) and liquidity. While these factors may be supported by historical and actual external observations, the determination of their value as it relates to specific positions nevertheless requires significant judgment. Mortgage-related credit default swaps are valued based on data from comparable credit instruments in the cash market and trades in comparable swaps as benchmarks, as prices and spreads for the specific credits subject to valuation tend to be of limited observability. For basket credit default swaps and CDO-squared positions, the correlation between reference credits is often a significant input into the pricing model, in addition to several other more observable inputs such as credit spread, interest and recovery rates. As the correlation input is unobservable for each specific swap, it is benchmarked to standardized proxy baskets for which external data are available. These instruments involve significant unobservable inputs and are categorized in Level 3 of the fair value hierarchy.

The Company trades various derivative structures with commodity underlyings. Depending on the type of structure, the model inputs generally include interest rate yield curves, commodity underlier spread curves, volatility of the underlying commodities and, in some cases, the correlation between these inputs. The fair value of these products is estimated using executed trades and broker and consensus data to provide values for the aforementioned inputs. Where these inputs are unobservable, relationships to observable commodities and data points, based on historic and/or implied observations, are employed as a technique to estimate the model input values. Commodity derivatives are generally categorized in Level 2 of the fair value hierarchy; in instances where significant inputs are unobservable, they are categorized in Level 3 of the fair value hierarchy.

Prior to the adoption of SFAS No. 157, the Company followed the provisions of EITF Issue No. 02-3. Under EITF Issue No. 02-3, recognition of day one profit at inception of an OTC derivative contract was prohibited unless the fair value of the contact was based on a valuation technique incorporating observable market data. With the adoption of SFAS No. 157, the Company is no longer applying the revenue recognition criteria of EITF Issue No. 02-3.

Other Sovereign Government Obligations.    The fair value of foreign sovereign government obligations is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that has as inputs interest rate yield curves, cross-currency basis index spreads, and country credit spreads for structures similar to the bond in terms of issuer, maturity and seniority. These bonds are generally categorized in Levels 1 or 2 of the fair value hierarchy.

Municipal Bonds.    The fair value of municipal bonds is estimated using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rates, bond or credit default swap spreads and volatility. These bonds are generally categorized in Level 2 of the fair value hierarchy.

Corporate Bonds.    The fair value of corporate bonds is estimated using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads. The spread data used are for the same maturity as the bond. If the spread data do not reference the issuer, then data that reference a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name credit default swap spreads and recovery rates based on collateral values as key inputs. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy; in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy.

Corporate Loans and Loan Commitments.    The fair value of corporate loans is estimated using recently executed transactions, market price quotations (where observable) and market observable credit default swap levels along with proprietary valuation models and default recovery analysis where such transactions and quotations are unobservable. The fair value of contingent corporate loan commitments is estimated by using executed transactions on comparable loans and the anticipated market price based on pricing indications from syndicate banks and customers. The valuation of these commitments also takes into account certain fee income. While certain corporate loans, closed loan commitments and revolving loans are Level 2 instruments, certain other corporate loans and contingent corporate loan commitments are categorized in Level 3 of the fair value hierarchy.

Mortgage Loans.    The valuation of mortgage loans depends upon the exit market for the loan. Loans not intended for securitization are valued based on the analysis of the underlying collateral performance, capital structure and market spreads for comparable positions as prices and/or spreads for specific credits tend to be unobservable. Where comparables do not exist, such loans are valued based on origination price and collateral performance (credit events) since origination. These loans are classified in Levels 2 or 3 of the fair value hierarchy.

The Company also holds certain loan products and mortgage products with the intent to securitize them. When structuring of the related securitization is substantially complete, such that the value likely to be realized in a current transaction is consistent with the price that a securitization entity will pay to acquire these products, the Company marks them to the expected securitized value. Factors affecting the value of loan and mortgage products intended to be securitized include, but are not limited to, loan type, underlying property type and geographic location, loan interest rate, loan to value ratios, debt service coverage ratio, updated cumulative loan loss data, prepayment rates, yields, investor demand, any significant market volatility since the last securitization, and credit enhancement. While these valuation factors may be supported by historical and actual external observations, the determination of their value as it relates to specific positions may require significant judgment. These instruments are classified in Levels 2 or 3 of the fair value hierarchy.

U.S. Agency Securities.    U.S. agency securities include To-be-announced (“TBA”) securities and mortgage pass-through certificates. TBA securities are liquid and have quoted market prices. Fair value of mortgage pass-through certificates is determined via a simulation model, which considers different rate scenarios and historical activity to calculate a spread to the comparable TBA security. U.S. agency securities are categorized in Level 2 of the fair value hierarchy.

Commercial Mortgage-Backed Securities and Asset-Backed Securities (“ABS”).    CMBS and ABS may be valued based on external price/spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable bonds. Included in this category are certain interest-only securities, which, in the absence of market prices, are valued as a function of observable whole bond prices and cash flow values of principal-only bonds using current market assumptions at the measurement date. CMBS and ABS are categorized in Level 3 if external prices are unobservable; otherwise they are categorized in Level 2 of the fair value hierarchy.

Retained Interests in Securitization Transactions.    The Company engages in securitization activities related to various types of loans and bonds. The Company may retain interests in securitized financial assets as one or more tranches of the securitization. To determine fair values, observable inputs are used if available. Observable inputs, however, may not be available for certain retained interests so the Company estimates fair value based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved. When there are no significant unobservable inputs, retained interests are categorized in Level 2 of the fair value hierarchy. When unobservable inputs are significant to the fair value measurement, albeit generally supportable by historical and actual benchmark data, retained interests are categorized in Level 3 of the fair value hierarchy.

Investments in Private Equity and Real Estate.    The Company’s investments in private equity and real estate take the form of direct private equity investments and investment in private equity and real estate funds. The transaction price is used as the best estimate of fair value at inception. When evidence supports a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values. Ongoing reviews by Company management are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable company transactions, performance multiples and changes in market outlook, among other factors. These nonpublic investments are included in Level 3 of the fair value hierarchy because they trade infrequently, and, therefore, the fair value is unobservable.

Physical Commodities.    The Company trades various physical commodities, including crude oil and refined products, metals and agricultural products. Fair value for physical commodities is determined using observable inputs, including broker quotations and published indices. Physical commodities are categorized in Level 2 of the fair value hierarchy.

Deposits.    The fair value of certificates of deposit is estimated using third-party quotations. These deposits are categorized in Level 2 of the fair value hierarchy.

Structured Notes.    The Company issues structured notes that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities. Fair value of structured notes is estimated using valuation models described in this section for the derivative and debt features of the notes. These models incorporate observable inputs, including prices that the notes are linked to, interest rate yield curves, option volatility and currency rates. The impact of the Company’s own credit spreads also is included based on the Company’s observed secondary bond market spreads. Most structured notes are categorized in Level 2 of the fair value hierarchy.

Reclasses from Level 2 to Level 3.    During the fourth quarter of fiscal 2007, the Company reclassified approximately $7.0 billion of funded assets and $279 million of net derivative contracts from Level 2 to Level 3 because certain significant inputs for the fair value measurement became unobservable. These reclasses were primarily related to the continued market and liquidity deterioration in the mortgage markets. The most material transfers to Level 3 were in commercial whole loans, residuals from residential securitizations, interest-only commercial mortgage and agency bonds as well as commercial and residential credit default swaps.

Fair Value Control Processes.    The Company employs control processes to validate the fair value of its financial instruments, including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by Company personnel with relevant expertise who are independent from the trading desks. Additionally, groups independent from the trading divisions within the Financial Control, Market Risk and Credit Risk Departments participate in the review and validation of the fair values generated from pricing models, as appropriate. Where a pricing model is used to determine fair value, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model.

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

See Notes 2, 15 and 20 to the consolidated financial statements for additional information on legal proceedings and tax examinations.

Special Purpose Entities.

The Company enters into a variety of transactions with special purpose entities, primarily in connection with securitization activities. The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial instruments. In most cases, these SPEs are deemed to be variable interest entities. Unless a VIE is determined to be a qualifying special purpose entity (“QSPE”), the Company is required under accounting guidance to perform an analysis of each VIE at the date upon which the Company becomes involved with it to determine whether the Company is the primary beneficiary of the VIE, in which case the Company must consolidate the VIE. QSPEs are not consolidated.

In accordance with accounting guidance, the Company reassesses whether it is the primary beneficiary of a VIE upon the occurrence of certain reconsideration events. If the Company’s initial assessment results in a determination that it is not the primary beneficiary of a VIE, then the Company reassesses this determination upon the occurrence of:

•

Changes to the VIE’s governing documents or contractual arrangements in a manner that reallocates the obligation to absorb the expected losses or the right to receive the expected residual returns of the VIE between the current primary beneficiary and the other variable interest holders, including the Company.

•	Acquisition by the Company of additional variable interests in the VIE.

If the Company’s initial assessment results in a determination that it is the primary beneficiary, then the Company reassesses this determination upon the occurrence of:

•

Changes to the VIE’s governing documents or contractual arrangements in a manner that reallocates the obligation to absorb the expected losses or the right to receive the expected residual returns of the VIE between the current primary beneficiary and the other variable interest holders, including the Company.

•	A sale or disposition by the Company of all or part of its variable interests in the VIE to unrelated parties.

•	The issuance of new variable interests by the VIE to parties unrelated to the Company.

The determination of whether an SPE meets the accounting requirements of a QSPE requires significant judgment, particularly in evaluating whether the permitted activities of the SPE are significantly limited and in determining whether derivatives held by the SPE are passive and nonexcessive. In addition, the analysis involved in determining whether an entity is a VIE, and in determining the primary beneficiary of a VIE, requires significant judgment (see Note 5 to the consolidated financial statements).

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

The Company’s total assets decreased to $1,045,409 million at November 30, 2007 from $1,121,192 million at November 30, 2006. The decrease was primarily due to decreases in securities borrowed, securities purchased under agreements to resell and the completion of the Discover Spin-off (see Note 22 to the consolidated financial statements), partially offset by an increase in cash and securities deposited with clearing organizations and securities received as collateral.

Within the sales and trading related assets and liabilities, there are transactions attributable to securities financing activities. Securities financing assets and liabilities as of November 30, 2007 were $587 billion and $559 billion, respectively. Securities financing transactions include repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received, customer receivables/payables and related segregated customer cash.

Securities financing assets and liabilities include matched book transactions with minimal market, credit and/or liquidity risk. These matched book transactions are to accommodate customers, as well as to obtain securities for the settlement and finance of inventory positions. The customer receivable/payable portion of the securities financing transactions includes customer margin loans, collateralized by customer owned securities, and customer cash, which is segregated in order to satisfy regulatory requirements. The Company’s exposure on these transactions is limited by collateral maintenance policies, which in turn limits the Company’s credit exposure to customers. Included within securities financing assets was $82 billion that, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”) represented equal and offsetting assets and liabilities for fully collateralized non-cash loan transactions.

Balance sheet leverage ratios are one indicator of capital adequacy when viewed in the context of a company’s overall liquidity and capital policies. The Company views the adjusted leverage ratio as a more relevant measure of financial risk when comparing financial services firms and evaluating leverage trends. The Company has adopted a definition of adjusted assets that excludes certain self-funded assets considered to have minimal market, credit and/or liquidity risk. These low-risk assets generally are attributable to the Company’s matched book and securities lending businesses. Adjusted assets are calculated by reducing gross assets by aggregate resale agreements and securities borrowed less non-derivative short positions and assets recorded under certain provisions of SFAS No. 140 and FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities (“FIN 46R”). Gross assets are also reduced by the full amount of cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements. The adjusted leverage ratio reflects the deduction from shareholders’ equity of the amount of equity used to support goodwill and intangible assets (as the Company does not view this amount of equity as available to support its risk capital needs). In addition, the Company views junior subordinated debt issued to capital trusts as a component of its capital base given the inherent characteristics of the securities. These characteristics include the long-dated nature (e.g., some have final maturity at issuance of 30 years extendible at the Company’s option by a further 19 years; others have a 60-year final maturity at issuance), the Company’s ability to defer coupon interest for up to 20 consecutive quarters and the subordinated nature of the obligations in the capital structure. The Company also receives rating agency equity credit for these securities. Excluding the $82 billion of assets and liabilities recorded in accordance with SFAS No. 140 would reduce the leverage ratio from 32.6x to 30.0x.

The following table sets forth the Company’s total assets, adjusted assets and leverage ratios as of November 30, 2007 and November 30, 2006 and for the average month-end balances during fiscal 2007 and fiscal 2006:

	Balance at				Average Month-End Balance
	November 30, 2007		November 30, 2006		Fiscal 2007(1)		Fiscal 2006(2)
	(dollars in millions, except ratio data)
Total assets	$1,045,409		$1,121,192		$1,202,065		$1,022,269
Less: Securities purchased under agreements to resell	(126,887)		(175,787)		(176,973)		(183,490)
Securities borrowed	(239,994)		(299,631)		(279,729)		(274,807)
Add: Financial instruments sold, not yet purchased	134,341		183,119		172,075		157,678
Less: Derivative contracts sold, not yet purchased	(71,604)		(57,491)		(59,869)		(47,176)

Subtotal	741,265		771,402		857,569		674,474
Less: Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements(3)	(61,608)		(29,565)		(41,357)		(41,644)
Assets recorded under certain provisions of SFAS No. 140 and FIN 46R	(110,001)		(100,236)		(132,141)		(82,992)
Goodwill and net intangible assets(4)	(4,071)		(3,443)		(3,924)		(2,894)

Adjusted assets	$565,585		$638,158		$680,147		$546,944

Common equity	$30,169		$34,264		$35,235		$31,740
Preferred equity	1,100		1,100		1,100		423

Shareholders’ equity	31,269		35,364		36,335		32,163
Junior subordinated debt issued to capital trusts	4,876		4,884		4,878		3,875

Subtotal	36,145		40,248		41,213		36,038
Less: Goodwill and net intangible assets(4)	(4,071)		(3,443)		(3,924)		(2,894)

Tangible shareholders’ equity	$32,074		$36,805		$37,289		$33,144

Leverage ratio(5)	32.6	x	30.5	x	32.2	x	30.8	x

Adjusted leverage ratio(6)	17.6	x	17.3	x	18.2	x	16.5	x

(1)	Average balances for fiscal 2007 were calculated based upon month-end balances from November 2006 through November 2007. Average common equity was adjusted for the Discover Spin-off.
(2)	The results for the Company and for the Institutional Securities business segment for the first two quarters of fiscal 2006 were adjusted (see Note 24 to the consolidated financial statements).
(3)	In the second quarter of fiscal 2007, the adjusted assets calculation was revised in order to reduce gross assets by the full amount of cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements. All prior periods have been restated to conform with the current presentation.
(4)	Effective December 1, 2006, mortgage servicing rights have been included in net intangible assets. Amounts as of November 30, 2006 have been reclassified to conform with the current presentation.
(5)	Leverage ratio equals total assets divided by tangible shareholders’ equity.
(6)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.

Activity in Fiscal 2007.

The Company’s total capital consists of shareholders’ equity, long-term borrowings (debt obligations scheduled to mature in more than 12 months) and junior subordinated debt issued to capital trusts. At November 30, 2007, total capital was $191,085 million, an increase of $28,951 million from November 30, 2006. The Company redeemed all $66 million of its outstanding Capital Units on February 28, 2007.

During the 12 months ended November 30, 2007, the Company issued senior notes with a carrying value aggregating $76.1 billion, including non-U.S. dollar currency notes aggregating $35.2 billion. In connection with the note issuances, the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates (“LIBOR”) trading levels. At November 30, 2007, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s senior debt indentures) was approximately $207 billion (including guaranteed obligations of the indebtedness of subsidiaries). The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.5 years at November 30, 2007. Subsequent to fiscal year-end and through December 31, 2007, the Company’s long-term borrowings (net of repayments) increased by approximately $10 billion. In addition, in December 2007, the Company sold Equity Units to a wholly owned subsidiary of CIC for approximately $5,579 million. See “China Investment Corporation Investment” herein.

China Investment Corporation Investment.

In December 2007, the Company sold Equity Units which include contracts to purchase Company common stock (see “Stock Purchase Contracts” herein) to a wholly owned subsidiary of CIC for approximately $5,579 million. CIC’s ownership in the Company’s common stock, including the maximum number of shares of common stock to be received by CIC upon settlement of the stock purchase contracts, will be 9.9% or less of the Company’s total shares outstanding based on the total shares outstanding on November 30, 2007. CIC will be a passive financial investor and will have no special rights of ownership nor a role in the management of the Company. A substantial portion of the investment proceeds will be treated as Tier 1 capital for regulatory capital purposes.

Each stock purchase contract mandatorily settles in Company common stock at prices between $48.0700 and $57.6840. The maximum number of shares to be issued upon settlement of the stock purchase contracts included in the Equity Units is approximately 116,063,000. The stock purchase contracts settle for Company common stock on August 17, 2010, subject to adjustment. Each Equity Unit will pay a fixed annual payment rate of 9% payable quarterly.

As described below, the Equity Units consist of interests in trust preferred securities issued by Morgan Stanley Capital Trust A (“Series A Trust”), Morgan Stanley Capital Trust B (“Series B Trust”) or Morgan Stanley Capital Trust C (“Series C Trust”) (each a “Morgan Stanley Trust” and, collectively, the “Trusts”) and stock purchase contracts issued by the Company. The only assets held by the Series A Trust, Series B Trust and Series C Trust are junior subordinated debentures issued by the Company.

Equity Units.

Each Equity Unit has a stated amount of $1,000 per unit consisting of:

(i)	an undivided beneficial ownership interest in a trust preferred security of Series A Trust, Series B Trust or Series C Trust with an initial liquidation amount of $1,000; and

(ii)	a stock purchase contract relating to the common stock, par value of $0.01 per share, of the Company.

Junior Subordinated Debentures Issued to Support Trust Common and Trust Preferred Securities.

In the first quarter of fiscal 2008, the Company issued junior subordinated debt securities due no later than February 17, 2042 for a total of $5,579,173,000 in exchange for $5,579,143,000 in aggregate proceeds from the sale of the trust preferred securities by the Trusts and $30,000 in trust common securities issued equally by the Trusts. The Company elected to fair value the junior subordinated debentures pursuant to SFAS No. 159. The common and trust preferred securities of the Trusts, totaling approximately $5,579 million, represent undivided beneficial ownership interests in the assets of the Trusts, have no stated maturity and must be redeemed upon the redemption or maturity of the corresponding series of junior subordinated debt securities—the sole assets of the respective Trusts. The Series A Trust, Series B Trust and Series C Trust will make quarterly distributions on the trust common and trust preferred securities at an annual rate of 6%.

The trust common securities, which are held by the Company, represent an interest in the Trusts and are recorded as an equity method investment in the Company’s consolidated statement of financial condition. The Trusts are VIEs in accordance with FIN 46R and the Company does not consolidate its interests in the Trusts as it is not the primary beneficiary of any of the Trusts.

The Company has directly guaranteed the repayment of the trust preferred securities to the holders thereof to the extent that there are funds available in the Trusts. If the Company does not make payments on the junior subordinated debentures owned by a Morgan Stanley Trust, such Morgan Stanley Trust will not be able to pay any amounts payable in respect of the trust preferred securities issued by it and will not have funds legally available for that purpose. In that event, holders of such series of trust preferred securities would not be able to rely upon the guarantee for payment of those amounts. The guarantee will remain in place until the redemption price of all of the trust preferred securities is paid, the amounts payable with respect to the trust preferred securities upon liquidation of the Morgan Stanley Trusts are paid or the junior subordinated debentures are distributed to the holders of all the trust preferred securities. The trust preferred securities held by the Equity Unit holders are pledged to the Company to collateralize the obligations of the Equity Unit holders under the related stock purchase contracts. The Equity Unit holders may substitute certain zero-coupon treasury securities in place of the trust preferred securities as collateral under the stock purchase contracts.

Stock Purchase Contracts.

Each stock purchase contract requires the holder to purchase, and the Company to sell, on the stock purchase date a number of newly issued or treasury shares of the Company’s common stock, par value $0.01 per share, equal to the settlement rate. The settlement rate at the respective stock purchase date will be calculated based on the arithmetic average of the volume-weighted average prices of the common stock during a specified 20-day period ending three days immediately preceding the applicable stock purchase date (“applicable market value”). If the applicable market value of the Company’s common stock is less than the threshold appreciation price of $57.6840 but greater than $48.0700, the reference price, the settlement rate will be a number of shares of the Company’s common stock equal to $1,000 divided by the applicable market value. If the applicable market value is less than or equal to the reference price, the settlement rate will be the number of shares of the Company’s common stock equal to $1,000 divided by the reference price. If the applicable market value is greater than or equal to the threshold appreciation price, the settlement rate will be the number of shares of the Company’s common stock equal to $1,000 divided by the threshold appreciation price. Accordingly, upon settlement in the aggregate, the Company will receive proceeds of approximately $5,579 million and issue up to approximately 116,063,000 shares of its common stock. The stock purchase contract may be settled early at the option of the holder at any time prior to the second business day immediately preceding the beginning of the first remarketing period. However, upon early settlement, the holder will receive the minimum settlement rate, subject to adjustment.

The initial quarterly distributions on the Series A, Series B and Series C trust preferred securities of 6%, combined with the contract adjustment payments on the stock purchase contracts of 3%, result in the 9% yield on the Equity Units.

If the Company defers any of the contract adjustment payments on the stock purchase contracts, then it will accrue additional amounts on the deferred amounts at the annual rate of 9% until paid, to the extent permitted by law.

The present value of the future contract adjustment payments due under the stock purchase contracts was approximately $400 million and was recorded in Other liabilities and accrued expenses with a corresponding decrease recorded in Shareholders’ equity in the Company’s consolidated statement of financial condition in the first quarter of fiscal 2008. The other liability balance related to the stock purchase contracts will accrete over the term of the stock purchase contract using the effective yield method with a corresponding charge to Interest expense. When the contract adjustment payments are made under the stock purchase contracts, they will reduce the other liability balance.

Calculation of Impact on Average Diluted Common Shares Outstanding Prior to Settlement of Stock Purchase Contract.

Prior to the issuance of common stock upon settlement of the stock purchase contract, the impact of the Equity Units will be reflected in the Company’s earnings per diluted common share using the treasury stock method, as defined by SFAS No. 128, “Earnings Per Share.” Under the treasury stock method, the number of shares of common stock included in the calculation of earnings per diluted common share will be calculated as the excess, if any, of the number of shares expected to be issued upon settlement of the stock purchase contract based on the average market price for the last 20 days of the reporting period, less the number of shares that could be purchased by the Company with the proceeds to be received upon settlement of the contract at the average closing price for the reporting period.

Dilution of net income per share will occur (i) in reporting periods when the average closing price of common shares is over $57.6840 per share or (ii) in reporting periods when the average closing price of common shares for a reporting period is between $48.0700 and $57.6840 and is greater than the average market price for the last 20 days ending three days prior to the end of such reporting period.

Upon settlement of the Stock Purchase Contract, the amount of common shares issued in settlement of the contract will be included in the basic and diluted earnings per share calculation of weighted average common shares outstanding for the reporting period.

Economic Capital.

The Company’s economic capital model estimates the amount of equity capital required to support the businesses and their risk-generating activities through the business cycle while simultaneously satisfying regulatory, rating agency and investor minimum requirements. The economic capital model will evolve over time in response to changes in the business and regulatory environment and to incorporate improvements in modeling techniques in order to reflect the capital required to support business activities.

Economic capital requirements are allocated to each business segment and are sub-allocated to product lines as appropriate. Each business segment is capitalized as if each were an independent operating entity. This process is intended to align equity capital with the risks in each business, provide business managers with tools for measuring and managing risk and associated cost of required capital, and allow senior management to evaluate risk-adjusted returns (such as return on equity and shareholder value added) to facilitate resource allocation decisions.

The Company’s methodology is based on a going-concern approach that assigns equity to each business based on regulatory capital usage plus additional capital for stress losses, including principal investment risk. Regulatory capital, including additional capital assigned for certain goodwill, intangible assets and net deferred tax assets, is a minimum requirement to ensure the Company’s access to funding and credibility in the market. The Company believes it must be able to sustain stress losses and maintain capital substantially above regulatory minimums while supporting ongoing business activities. The difference between the Company’s consolidated book equity and aggregate equity requirements denotes the Company’s unallocated capital position, which is not currently reflected in business segment performance metrics.

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

Beginning in fiscal 2007, economic capital requirements are met by regulatory Tier 1 equity (including common shareholders’ equity, certain preferred stock, eligible hybrid capital instruments and deductions of certain goodwill, intangible assets and net deferred tax assets), subject to regulatory limits.

The following table presents the Company’s allocated average Tier 1 equity (“economic capital”) for fiscal 2007 and average common equity for fiscal 2007 and fiscal 2006:

	Fiscal Year Ended
	2007		2006
	Average Tier 1 Equity	Average Common Equity	Average Common Equity
	(dollars in billions)
Institutional Securities	$24.6	$23.9	$18.0
Global Wealth Management Group	1.5	1.7	3.0
Asset Management	2.7	3.5	2.4
Unallocated capital	2.9	2.9	3.1

Total from continuing operations	31.7	32.0	26.5
Discontinued operations	2.7	3.2	5.2

Total	$34.4	$35.2	$31.7

The increase in capital allocated to Institutional Securities from the prior-year period reflects the increased market and credit risk profile as well as capital required for new acquisitions and investments. The Company expects to continue deploying capital, provided market opportunities continue to warrant such investments. The decrease in the economic capital allocated to the Global Wealth Management Group was due to the Company’s reassessment of the amount of capital required to support the market risks and credit risks in this business segment. The incremental equity capital allocated to Asset Management primarily represents capital required for acquisitions and investments in asset management products.

The Company’s unallocated economic capital was $(2.7) billion at November 30, 2007 due to the loss recorded in the fourth quarter of fiscal 2007 and increased capital assigned to the Institutional Securities business segment. In December 2007, the Company entered into an agreement with CIC as a long-term financial investor and issued new capital of approximately $5,579 million through Equity Units. These Equity Units will help to further bolster the Company’s capital position and enhance growth opportunities globally while also building on the Company’s deep historic ties and market leadership in China (see “China Investment Corporation Investment” herein).

The Company continues to believe that it is adequately capitalized. The Company generally uses available unallocated capital for organic growth, additional acquisitions, and other capital needs including repurchases of common stock while maintaining adequate internal capital ratios.

During fiscal 2007, the Company’s shareholders’ equity has been affected by the adoption of SFAS No. 158 (see Note 19 to the consolidated financial statements), SFAS No. 157 and SFAS No. 159 (see Notes 2 and 3 to the consolidated financial statements), and the Discover Spin-off (see Note 22 to the consolidated financial statements).

Equity Capital Management Policies.    The Company’s senior management views equity capital as an important source of financial strength and, therefore, pursues a strategy of ensuring that the Company’s equity capital base adequately reflects and provides protection from the economic risks inherent in its businesses. Capital is required for, among other things, the Company’s inventories, underwritings, principal investments, bridge loans and other financings, investments in fixed assets and for future uses. Capital for future uses will be included within unallocated capital until required by the business segments. The Company also considers return on common equity to be an important measure of its performance, in the context of both the particular business environment in which the Company is operating and its peer group’s results. In this regard, the Company actively manages its consolidated equity capital position based upon, among other things, business opportunities, capital availability and rates of return together with internal capital policies, regulatory requirements and rating agency guidelines and, therefore, in the future may expand or contract its equity capital base to address the changing needs of its businesses. The Company attempts to maintain total equity, on a consolidated basis, at least equal to the sum of its operating subsidiaries’ equity.

At November 30, 2007, the Company’s equity capital (which includes shareholders’ equity and junior subordinated debt issued to capital trusts) was $36,145 million, a decrease of $4,103 million from November 30, 2006, primarily due to the Discover Spin-off. The Company returns internally generated equity capital that is in excess of the needs of its businesses to its shareholders through common stock repurchases and dividends. During fiscal 2007, the Company purchased approximately $3.8 billion of its common stock (approximately 52 million shares) through open market purchases at an average cost of $72.65 (see also “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5).

In December 2006, the Company announced that its Board of Directors had authorized the repurchase of up to $6 billion of the Company’s outstanding common stock. This share repurchase authorization replaced the Company’s previous repurchase authorizations with one repurchase program for capital management purposes that will consider, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. As of November 30, 2007, the Company had approximately $2.3 billion remaining under its current share repurchase authorization.

The Board of Directors determines the declaration and payment of dividends on a quarterly basis. In December 2007, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.27. The Company also announced that its Board of Directors declared a quarterly dividend of $379.66 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $0.37966).

Liquidity Management Policies.

The primary goal of the Company’s liquidity management and financing activities is to ensure adequate funding over a wide range of market environments. Given the highly liquid nature of the Company’s balance sheet, funding requirements are largely fulfilled through the use of collateralized financing. The Company has centralized management of credit-sensitive unsecured funding sources in the Treasury Department. The Company maintains a liquidity management framework in order to meet target liquidity requirements and withstand a contraction in credit availability. The framework components include the Contingency Funding Plan (“CFP”), Liquidity Reserve and Cash Capital.

Contingency Funding Plan.    The Company maintains a CFP to manage a potential prolonged liquidity contraction over a one-year time period and to provide the ability to conduct business in an orderly manner. The CFP is produced on a parent, bank subsidiary and non-bank subsidiary level. The CFP sets forth a course of action to ensure effective management of a liquidity event. Liquidity risk exposures are regularly evaluated and reported to the Firm Risk Committee and appropriate business segment risk committees.

The Company’s CFP model incorporates a wide range of potential cash outflows during a liquidity stress event, including, but not limited to, the following: (i) repayment of all unsecured debt maturing within one year; (ii) maturity roll-off of outstanding letters of credit with no further issuance and replacement with cash collateral; (iii) return of unsecured securities borrowed and any cash raised against these securities; (iv) additional collateral that would be required by counterparties in the event of a ratings downgrade; (v) higher haircuts on or lower availability of secured funding; (vi) client cash withdrawals; (vii) drawdowns on unfunded commitments provided to third parties; and (viii) discretionary unsecured debt buybacks.

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

Liquidity Reserve.    The Company seeks to maintain a target liquidity reserve that is sized to cover daily funding needs and to meet strategic liquidity targets as outlined in the CFP. This liquidity reserve is held in the form of cash deposits with banks and a pool of unencumbered securities. The Company manages the pool of unencumbered securities, against which funding can be raised, on a global basis, and securities for the pool are chosen accordingly. The U.S. and non-U.S. components, held in the form of a reverse repurchase agreement at the parent company, consists of U.S. and European government bonds and other high-quality collateral. The Company believes that diversifying the form in which its liquidity reserve (cash and securities) is maintained enhances its ability to quickly and efficiently source funding in a stressed environment. The Company’s funding requirements and target liquidity reserve may vary based on changes in the level and composition of its balance sheet, timing of specific transactions, client financing activity, market conditions and seasonal factors.

The table below summarizes the Company’s liquidity reserves on a parent, bank subsidiary and non-bank subsidiary level. The liquidity held on the bank and non-bank subsidiary level is generally not available to the parent.

	At November 30, 2007	Average Balance
Liquidity Reserve		For the Quarter Ended November 30, 2007	For the Fiscal Year Ended November 30, 2007
	(dollars in billions)
Parent	$62	$64	$49
Bank subsidiaries	22	22	16
Non-bank subsidiaries	34	34	20

Total	$118	$120	$85

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

The Company seeks to maintain a surplus cash capital position. The Company’s equity capital of $36,145 million (including junior subordinated debt issued to capital trusts of $4,876 million) and long-term borrowings (debt obligations scheduled to mature in more than 12 months) of $154,940 million comprised the Company’s total capital of $191,085 million as of November 30, 2007, which substantially exceeded cash capital requirements.

Committed Credit Facilities.

The maintenance of committed credit facilities serves to further diversify the Company’s funding sources. The Company values committed credit as a secondary component of its liquidity management framework. The committed credit facilities include a diversification of lenders to the Company covering geographic regions, including North America, Europe and Asia.

The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper, which consists of three separate tranches: a U.S. dollar tranche; a Japanese yen tranche; and a multicurrency tranche available in both euro and British pound, all of which exist with the Company as the sole borrower. Under this combined facility (the “Credit Facility”), the banks are committed to provide up to $7.6 billion under the U.S. dollar tranche, 80 billion Japanese yen under the Japanese yen tranche and $3.25 billion under the multicurrency tranche. The Credit Facility expires on April 16, 2008 and includes a term-out feature that allows the Company, at its option, to extend borrowings under the Credit Facility for an additional one year beyond the expiration date. At November 30, 2007, the Company had a $13.8 billion consolidated stockholders’ equity surplus as compared with the Credit Facility’s covenant requirement.

The Company anticipates that it may utilize the Credit Facility for short-term funding from time to time. The Company does not believe that any of the covenant requirements in its Credit Facility will impair its ability to obtain funding under the Credit Facility, pay its current level of dividends or obtain loan arrangements, letters of credit and other financial guarantees or other financial accommodations. At November 30, 2007, no borrowings were outstanding under the Credit Facility.

The Company also maintains a committed bilateral credit facility to support general liquidity needs. This facility is expected to be drawn from time to time to cover short-term funding needs.

Capital Covenants.

In October 2006 and April 2007, the Company executed a replacement capital covenant in connection with offerings by Morgan Stanley Capital Trust VII and Morgan Stanley Capital Trust VIII (the “Capital Securities”). Under the terms of the replacement capital covenant, the Company has agreed, for the benefit of certain specified holders of debt, to limitations on its ability to redeem or repurchase any of the Capital Securities for specified periods of time. For a complete description of the Capital Securities and the terms of the replacement capital covenant, see the Company’s Current Reports on Form 8-K dated October 12, 2006 and April 26, 2007.

Funding Management Policies.

The Company funds its balance sheet on a global basis through diverse sources. These sources include the Company’s equity capital; long-term debt; repurchase agreements; U.S., Canadian, European, Japanese and Australian commercial paper; asset-backed securitizations; letters of credit; unsecured bond borrowings; securities lending; buy/sell agreements; municipal reinvestments; promissory notes; master notes; and committed and uncommitted lines of credit. Repurchase agreement transactions, securities lending and a portion of the Company’s bank borrowings are made on a collateralized basis and, therefore, provide a more stable source of funding than short-term unsecured borrowings. The Company has active financing programs for both standard and structured products in the U.S., European and Asian markets, targeting global investors and currencies such as the U.S. dollar, euro, British pound, Australian dollar and Japanese yen.

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

Secured Financing.    A substantial portion of the Company’s total assets consists of highly liquid marketable securities and short-term receivables arising principally from its Institutional Securities sales and trading activities. The highly liquid nature of these assets provides the Company with flexibility in financing these assets with stable collateralized borrowings.

The Company’s goal is to encourage funding through collateralized borrowings in order to achieve an optimal mix of secured and unsecured financing. The Institutional Securities business emphasizes the use of collateralized short-term borrowings to limit the growth of short-term unsecured funding, which is more typically subject to disruption during periods of financial stress. As part of this effort, the Institutional Securities business segment continually seeks to expand its global secured borrowing capacity.

In addition, the Company, through several of its subsidiaries, maintains funded and unfunded committed credit facilities to support various businesses, including the collateralized commercial and residential mortgage whole loan, derivative contracts, warehouse lending, emerging market loan, structured product, corporate loan, investment banking and prime brokerage businesses.

Unsecured Financing.    The Company views long-term debt as a stable source of funding for core inventories and illiquid assets. In general, securities inventories not financed by secured funding sources and the majority of current assets are financed with a combination of short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating rate. The Company uses derivative products (primarily interest rate, currency and equity swaps) to assist in asset and liability management, reduce borrowing costs and hedge interest rate risk (see Note 13 to the consolidated financial statements).

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

During fiscal 2007, the Company’s long-term financing strategy was driven, in part, by its continued focus on improving its balance sheet strength (evaluated through enhanced capital and liquidity positions), a significant factor in the maintenance of strong credit ratings. As a result, for fiscal 2007, a principal amount of $53 billion of unsecured debt was issued (of which $22 billion of equity-linked and credit-linked notes were not considered to be a component of the Company’s cash capital). Financing transactions were structured to ensure staggered maturities, thereby mitigating refinancing risk, and a diversified investor base was targeted through sales to domestic as well as international institutional and retail clients. Unsecured debt issuance activity resulted in a net increase in the long-term debt component of the cash capital portfolio of approximately $30 billion.

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

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business, the Company may be required to provide additional collateral to certain counterparties in the event of a credit ratings downgrade. At November 30, 2007, the amount of additional collateral that would be required in the event of a one-notch downgrade of the Company’s senior debt credit rating was approximately $746 million. Of this amount, $677 million relates to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

As of January 22, 2008, the Company’s credit ratings were as follows:

	Commercial Paper	Senior Debt
Dominion Bond Rating Service Limited	R-1 (middle)	AA (low)
Fitch Ratings(1)	F1+	AA-
Moody’s Investors Service(2)	P-1	Aa3
Rating and Investment Information, Inc.(3)	a-1+	AA
Standard & Poor’s(4)	A-1+	AA-

(1)	On December 19, 2006, Fitch Ratings changed the outlook on the Company’s senior debt ratings from Stable to Negative.
(2)	On November 8, 2007, Moody’s Investors Service changed the outlook on the Company’s senior debt ratings from Stable to Negative.
(3)	On December 20, 2007, Rating and Investment Information, Inc. changed the outlook on the Company’s senior debt from Stable to Negative.
(4)	On July 30, 2007, Standard & Poor’s upgraded the Company’s commercial paper rating from A-1 to A-1+ and upgraded the Company’s senior debt rating from A+ to AA-. On November 8, 2007, Standard & Poor’s changed the outlook on the Company’s commercial paper and senior debt ratings from Stable to Negative. On December 19, 2007, Standard & Poor’s placed the Company’s commercial paper and senior debt ratings on CreditWatch with Negative implications.

Off-Balance Sheet Arrangements with Unconsolidated Entities.

The Company enters into various arrangements with unconsolidated entities, including variable interest entities, primarily in connection with its Institutional Securities businesses.

Institutional Securities Activities.    The Company utilizes SPEs primarily in connection with securitization activities. The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the consolidated statements of income. Retained interests in securitized financial assets were approximately $5.3 billion at November 30, 2007, the majority of which were related to residential mortgage loan, commercial mortgage loan and U.S. agency collateralized mortgage obligation securitization transactions. For further information about the Company’s securitization activities, see Notes 2 and 5 to the consolidated financial statements as well as “Impact of Credit Market Events” herein.

The Company has entered into liquidity facilities with SPEs and other counterparties, whereby the Company is required to make certain payments if losses or defaults occur. The Company often may have recourse to the underlying assets held by the SPEs in the event payments are required under such liquidity facilities (see Note 15 to the consolidated financial statements).

Guarantees.    FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires the Company to disclose information about its obligations under certain guarantee arrangements. FIN 45 defines guarantees as contracts and indemnification agreements that contingently require a guarantor to make payments to the guaranteed party based on changes in an underlying measure (such as an interest or foreign exchange rate, a security or commodity price, an index, or the occurrence or non-occurrence of a specified event) related to an asset, liability or equity security of a guaranteed party. FIN 45 also defines guarantees as contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

The table below summarizes certain information regarding derivative contracts, financial guarantees to third parties, market value guarantees and liquidity facilities at November 30, 2007:

	Maximum Potential Payout/Notional					Carrying Amount	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Notional amount of derivative contracts	$999,552	$1,004,069	$2,546,374	$2,570,385	$7,120,380	$131,678	$59
Standby letters of credit and other financial guarantees(1)	5,133	1,824	1,107	6,712	14,776	802	2,396
Market value guarantees	97	106	—	655	858	44	145
Liquidity facilities	18,043	1,026	444	1,652	21,165	—	20,281

(1)	Approximately $14 billion of standby letters of credit are also reflected in the “Commitments and Contractual Obligations” table below in the investment grade and non-investment grade primary and secondary lending commitments and in the letters of credit issued by subsidiaries that are guaranteed by the Company.

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

See Note 15 to the consolidated financial statements for information on trust preferred securities, indemnities, exchange/clearinghouse member guarantees, general partner guarantees, securitized asset guarantees and other guarantees.

Commitments and Contractual Obligations.

The Company’s commitments associated with outstanding letters of credit, other financial guarantees, investment activities, and corporate lending and financing arrangements as of November 30, 2007 are summarized below by period of expiration. Since commitments associated with letters of credit, other financial guarantees, and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees(1)	$10,790	$4	$4	$—	$10,798
Letters of credit issued by subsidiaries that are guaranteed by the Company	197	1,186	194	3,674	5,251
Investment activities(2)	318	238	108	647	1,311
Investment grade primary lending commitments(3)(4)	19,656	5,791	23,323	1,421	50,191
Non-investment grade primary lending commitments(3)(4)	789	1,072	3,931	14,220	20,012
Investment grade secondary lending commitments(4)(5)	—	—	—	1,406	1,406
Non-investment grade secondary lending commitments(4)(5)	81	27	151	2,090	2,349
Commitments for secured lending transactions(6)	3,824	4,095	1,073	2,628	11,620
Commercial and residential mortgage-related commitments(7)	5,680	—	—	—	5,680
Other commitments(8)	964	19	5	—	988

Total	$42,299	$12,432	$28,789	$26,086	$109,606

(1)	This amount primarily represents the Company’s outstanding letters of credit and other financial guarantees issued by third-party banks to certain of the Company’s counterparties. The Company is contingently liable for these letters of credit and other financial guarantees, which are primarily used to satisfy various collateral and margin requirements.
(2)	This amount represents commitments associated with the Company’s real estate, private equity and principal investment activities, which include alternative products.
(3)	The Company’s investment grade and non-investment grade primary lending commitments are made in connection with corporate lending and other business activities. Credit ratings for commitments are determined by the Company’s Institutional Credit Department using methodologies generally consistent with those employed by external rating agencies. Obligor credit ratings of BB+ or lower are considered non-investment grade.
(4)	The Company records these commitments at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the consolidated statement of financial condition (see Note 3 to the consolidated financial statements).
(5)	This amount represents commitments associated with the Company’s Institutional Securities sales and trading activities.
(6)	This amount represents lending commitments extended by the Company to companies that are secured by real estate assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower. This amount also includes commitments to asset-backed commercial paper conduits of $1,246 million, which have maturities of less than four years.
(7)	These amounts represent the Company’s forward purchase contracts involving mortgage loans, residential mortgage loan commitments to individuals and residential home equity lines of credit.
(8)	This amount includes commercial loan commitments to small businesses and commitments related to securities-based lending activities in connection with the Company’s Global Wealth Management Group business.

At November 30, 2007, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $107 billion and $26 billion, respectively.

In the normal course of business, the Company enters into various contractual obligations that may require future cash payments. Contractual obligations at November 30, 2007 include long-term borrowings, operating leases and purchase obligations. The Company’s future cash payments associated with its contractual obligations as of November 30, 2007 are summarized below:

	Payments Due in:
	Fiscal 2008	Fiscal 2009-2010	Fiscal 2011-2012	Thereafter	Total
	(dollars in millions)
Long-term borrowings(1)	$30,808	$43,081	$39,701	$77,034	$190,624
Operating leases – office facilities(2)	549	907	676	2,732	4,864
Operating leases – equipment(2)	650	569	210	123	1,552
Purchase obligations(3)	268	107	8	—	383

Total	$32,275	$44,664	$40,595	$79,889	$197,423

(1)	See Note 13 to the consolidated financial statements.
(2)	See Note 15 to the consolidated financial statements.
(3)	Purchase obligations for goods and services include payments for, among other things, consulting, outsourcing, advertising, sponsorship, and computer and telecommunications maintenance agreements. Purchase obligations at November 30, 2007 reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on the Company’s consolidated statement of financial condition.

Regulatory Requirements.

On April 1, 2007, the Company merged Morgan Stanley DW Inc. (“MSDWI”) into Morgan Stanley & Co. Incorporated (“MS&Co”). Upon completion of the merger, the surviving entity, MS&Co., became the Company’s principal U.S. broker-dealer. MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC, the Financial Industry Regulatory Authority and the Commodity Futures Trading Commission. MS&Co. has consistently operated in excess of these requirements. MS&Co.’s net capital totaled $6,673 million at November 30, 2007, which exceeded the amount required by $4,950 million. Morgan Stanley & Co. International plc (“MSIP”), a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and Morgan Stanley Japan Securities Co., Ltd. (“MSJS”), a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIP and MSJS consistently operated in excess of their respective regulatory capital requirements.

Under regulatory capital requirements adopted by the FDIC and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 4% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At November 30, 2007, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

Morgan Stanley Derivative Products Inc. (“MSDP”) and Cournot Financial Products LLC (“Cournot”), which are triple-A rated derivative products subsidiaries, maintain certain operating restrictions that have been reviewed by various rating agencies. Both entities are operated such that creditors of the Company should not expect to have any claims on either the assets of Cournot or the assets of MSDP, unless and until the obligations of such entity to its own creditors are satisfied in full. Creditors of Cournot or MSDP, respectively, should not expect to have any claims on the assets of the Company or any of its affiliates, other than the respective assets of Cournot or MSDP.

The Company is a consolidated supervised entity (“CSE”) as defined by the SEC. As such, the Company is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. During fiscal 2007, the Company was in compliance with CSE capital requirements.

MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of November 30, 2007, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

Effects of Inflation and Changes in Foreign Exchange Rates.

The Company’s assets to a large extent are liquid in nature and, therefore, are not significantly affected by inflation, although inflation may result in increases in the Company’s expenses, which may not be readily recoverable in the price of services offered. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets and upon the value of financial instruments, it may adversely affect the Company’s financial position and profitability.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Risk Management.

Risk Management Policy and Control Structure.

Risk is an inherent part of the Company’s business and activities. The Company’s ability to properly and effectively identify, assess, monitor and manage each of the various types of risk involved in its activities is critical to its soundness and profitability. The Company’s broad-based portfolio of business activities helps reduce the impact that volatility in any particular area or related areas may have on its net revenues as a whole. The Company seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal risks involved in the Company’s business activities: market, credit, operational, legal, and liquidity and funding risk. Liquidity and funding risk is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7. The Company’s currency exposure relating to its net monetary investments in non-U.S. dollar functional currency subsidiaries is discussed in Note 16 to the consolidated financial statements.

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

The nature of the Company’s risks, coupled with this risk management philosophy, informs the Company’s risk governance structure. The Company’s risk governance structure includes the Firm Risk Committee, the Capital Structure and Strategic Transactions Committee, the Chief Risk Officer, the Internal Audit Department, independent control groups, and various other risk control managers, committees and groups located within and across business segments.

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

The Chief Risk Officer, a member of the Firm Risk Committee, oversees compliance with Company risk limits; approves certain excessions of Company risk limits; reviews material market, credit and operational risks; and reviews results of risk management processes with the Audit Committee.

The Internal Audit Department provides independent risk and control assessment and reports to the Audit Committee and administratively to the Chief Legal Officer. The Internal Audit Department examines the Company’s operational and control environment and conducts audits designed to cover all major risk categories.

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

Each of the Company’s business segments also has designated operations officers, committees and groups, including operations and information technology groups (collectively, “Segment Control Groups” and, together with the Company Control Groups, the “Control Groups”) to manage and monitor specific risks and report to the business segment risk committee. The Control Groups work together to review the risk monitoring and risk management policies and procedures relating to, among other things, the business segment’s market, credit and operational risk profile, sales practices, reputation, legal enforceability, and operational and technological risks. Participation by the senior officers of the Control Groups helps ensure that risk policies and procedures, exceptions to risk limits, new products and business ventures, and transactions with risk elements undergo a thorough review.

The following is a discussion of the Company’s risk management policies and procedures for its principal risks (other than funding and liquidity risk). The discussion focuses on the Company’s securities activities (primarily its institutional trading activities) and corporate lending and related activities. The Company believes that these activities generate a substantial portion of its principal risks. This discussion and the estimated amounts of the Company’s market risk exposure generated by the Company’s statistical analyses are forward-looking statements. However, the analyses used to assess such risks are not predictions of future events, and actual results may vary significantly from such analyses due to events in the markets in which the Company operates and certain other factors described below.

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, the Company incurs market risk as a result of trading and client facilitation activities, principally within the Institutional Securities business where the substantial majority of the Company’s Value-at-Risk (“VaR”) for market risk exposures is generated. In addition, the Company incurs trading-related market risk within the Global Wealth Management Group. Asset Management incurs non-trading market risk primarily from capital investments in funds and investments in private equity vehicles.

Sound market risk management is an integral part of the Company’s culture. The various business units and trading desks are responsible for ensuring that market risk exposures are well-managed and prudent. The Control Groups help ensure that these risks are measured and closely monitored and are made transparent to senior management. The Market Risk Department is responsible for ensuring transparency of material market risks, monitoring compliance with established limits, and escalating risk concentrations to appropriate senior management. To execute these responsibilities, the Market Risk Department monitors the Company’s risk against limits on aggregate risk exposures, performs a variety of risk analyses, routinely reports risk summaries, and maintains the Company’s VaR system. A variety of limits is designed to control price and market liquidity risk. Market risk is monitored through various measures: statistically (using VaR and related analytical measures); by measures of position sensitivity; and through routine stress testing and scenario analyses conducted by the Market Risk Department in collaboration with the business units. The material risks identified by these processes are summarized in reports produced by the Market Risk Department that are circulated to and discussed with senior management.

Subprime and Related Risks.

During 2007, asset-backed products referencing subprime consumer mortgages experienced a significant increase in expected default rates, resulting in a dramatic reduction in asset prices and market liquidity. Although other markets have also experienced periods of significant illiquidity in the past, the combined magnitude and velocity of price depreciation, as well as the continuing nature of the event, place it among the most significant market shocks ever realized. While such events may recur in the future, the timing and magnitude of recurrence are difficult to predict.

Events of this magnitude are outside of the loss estimates forecast by VaR models and are more commonly measured by alternative risk measures such as stress tests and scenario analyses. However, the market moves associated with the subprime events of 2007 were significantly greater than those included in the Company’s stress tests and scenario analyses at that time. The Company has since enhanced its stress test and scenario analyses to better incorporate the levels of price volatility realized during the second half of fiscal 2007. Stress tests and scenario analyses represent estimates of future significant events. Actual market moves may continue to be more dramatic than the estimates included in the Company’s VaR, stress tests and scenario analyses. Limitations to VaR models are discussed further in “VaR Methodology, Assumptions and Limitations” below.

Sales and Trading and Related Activities.

Primary Market Risk Exposures and Market Risk Management.    During fiscal 2007, the Company had exposures to a wide range of interest rates, equity prices, foreign exchange rates and commodity prices—and the associated implied volatilities and spreads—related to the global markets in which it conducts its trading activities.

The Company is exposed to interest rate and credit spread risk as a result of its market-making activities and proprietary trading in interest rate sensitive financial instruments (e.g., risk arising from changes in the level or implied volatility of interest rates, the timing of mortgage prepayments, the shape of the yield curve and credit spreads). The activities from which those exposures arise and the markets in which the Company is active include, but are not limited to, the following: emerging market corporate and government debt, non-investment grade and distressed corporate debt, investment grade corporate debt and asset-backed debt (including mortgage-related securities).

The Company is exposed to equity price and implied volatility risk as a result of making markets in equity securities and derivatives and maintaining proprietary positions (including positions in non-public entities). Positions in non-public entities may include, but are not limited to, exposures to private equity, venture capital, private partnerships, real estate funds and other funds. Such positions are less liquid, have longer investment horizons and are more difficult to hedge than listed equities.

The Company is exposed to foreign exchange rate and implied volatility risk as a result of making markets in foreign currencies and foreign currency derivatives, from maintaining foreign exchange positions and from holding non U.S. dollar-denominated financial instruments. The Company is exposed to commodity price and implied volatility risk as a result of market-making activities and maintaining positions in physical commodities (such as crude and refined oil products, natural gas, electricity, and precious and base metals) and related derivatives. Commodity exposures are subject to periods of high price volatility as a result of changes in supply and demand. These changes can be caused by weather conditions; physical production, transportation and storage issues; or geopolitical and other events that affect the available supply and level of demand for these commodities.

The Company manages its trading positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging. Hedging activities consist of the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). Hedging activities may not always provide effective mitigation against trading losses due to differences in the terms, specific characteristics or other basis risks that may exist between the hedge instrument and the risk exposure that is being hedged. The Company manages the market risk associated with its trading activities on a Company-wide basis, on a worldwide trading division level and on an individual product basis. The Company manages and monitors its market risk exposures in such a way as to maintain a portfolio that the Company believes is well-diversified in the aggregate with respect to market risk factors and that reflects the Company’s aggregate risk tolerance as established by the Company’s senior management.

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

Net exposure, defined as the potential loss to the Company over a period of time in the event of default of a referenced asset, assuming zero recovery, is one key risk measure the Company employs to standardize the aggregation of market risk exposures across cash and derivative products. Stress testing, which measures the impact on the value of existing portfolios of specified changes in market factors for certain products, is performed periodically and is reviewed by trading division risk managers, desk risk managers and the Market Risk Department. The Market Risk Department also conducts scenario analyses, which estimate the Company’s revenue sensitivity to a set of specific, predefined market and geopolitical events.

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

The Company’s VaR model generally takes into account linear and non-linear exposures to price risk, interest rate risk and credit spread risk and linear exposures to implied volatility risks. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, credit spreads, foreign exchange rates and associated implied volatilities. The VaR model also captures certain correlation risks associated with portfolio credit derivatives, as well as certain basis risks between corporate debt and related credit derivatives. As a supplement to the use of historical simulation for major market risk factors, the Company’s VaR model uses

Monte Carlo simulation to capture name-specific risk in equities and credit products (i.e., corporate bonds, loans, and credit derivatives).

The Company’s VaR models evolve over time in response to changes in the composition of trading portfolios and to improvements in modeling techniques and systems capabilities. The Company is committed to continuous review and enhancement of VaR methodologies and assumptions in order to capture evolving risks associated with changes in market structure and dynamics. As part of regular process improvement, additional systematic and name-specific risk factors may be added to improve the VaR model’s ability to more accurately estimate risks to specific asset classes or industry sectors. In response to increased levels of market volatility realized during the second half of fiscal 2007, the Company has reviewed the appropriateness of the implementation of its VaR models and has made certain changes to more accurately capture risks generated by certain fixed income products. These changes include additional historical time series that provide broader product coverage of subprime consumer mortgage products as well as updated mappings of risk exposures to historical price time series.

Among their benefits, VaR models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks; reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets. However, VaR risk measures should be interpreted carefully in light of the methodology’s limitations, which include the following: past changes in market risk factors may not always yield accurate predictions of the distributions and correlations of future market movements; changes in portfolio value in response to market movements (especially for complex derivative portfolios) may differ from the responses calculated by a VaR model; VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under market conditions that are unusual relative to the historical period used in estimating the VaR; and published VaR results reflect past trading positions while future risk depends on future positions. VaR is most appropriate as a risk measure for trading positions in liquid financial markets and will understate the risk associated with severe events, such as periods of extreme illiquidity. The Company is aware of these and other limitations and, therefore, uses VaR as only one component in its risk management oversight process. As explained above, this process also incorporates stress testing and scenario analyses and extensive risk monitoring, analysis, and control at the trading desk, division and Company levels.

VaR for Fiscal 2007.    The table below presents the Company’s Aggregate (Trading and Non-trading), Trading and Non-trading VaR for each of the Company’s primary market risk exposures at November 30, 2007 and November 30, 2006, incorporating substantially all financial instruments generating market risk that are managed by the Company’s trading businesses. This measure of VaR incorporates most of the Company’s trading-related market risks. However, a small proportion of trading positions generating market risk is not included in VaR, and the modeling of the risk characteristics of some positions relies upon approximations that, under certain circumstances, could produce significantly different VaR results from those produced using more precise measures. For example, risks associated with residential mortgage-backed securities have been approximated as it is difficult to capture precisely the relevant microeconomic factors that affect mortgage prices within a VaR context.

Aggregate Trading and Non-trading VaR also incorporates (a) the interest rate risk generated by funding liabilities related to institutional trading positions, (b) public company equity positions recorded as investments by the Company and (c) corporate loan exposures that are awaiting distribution to the market. Investments made by the Company that are not publicly traded are not reflected in the VaR results reported below. Aggregate Trading and Non-trading VaR also excludes certain funding liabilities primarily related to fixed and other non-trading assets as well as the credit spread risk generated by the Company’s funding liabilities. As of November 30, 2007, the notional amount of funding liabilities related to non-trading assets (including premises, equipment and software, goodwill, deferred tax assets and intangible assets) was approximately $7.8 billion, with a duration of approximately 10 years. The credit spread risk sensitivity generated by the Company’s funding liabilities (i.e., those funding both trading and non-trading assets) corresponded to an increase in value of approximately $78 million for each +1 basis point (or 1/100th of a percentage point) widening in the Company’s credit spread level as of November 30, 2007.

Since the VaR statistics reported below are estimates based on historical position and market data, VaR should not be viewed as predictive of the Company’s future revenues or financial performance or of its ability to monitor and manage risk. There can be no assurance that the Company’s actual losses on a particular day will not exceed the VaR amounts indicated below or that such losses will not occur more than five times in 100 trading days. VaR does not predict the magnitude of losses which, should they occur, may be significantly greater than the VaR amount.

The table below presents 95%/one-day VaR for each of the Company’s primary risk exposures and on an aggregate basis at November 30, 2007 and November 30, 2006.

	Aggregate (Trading and Non-trading)		Trading		Non-trading
Table 1: 95% Total VaR	95%/One-Day VaR at November 30,		95%/One-Day VaR at November 30,		95%/One-Day VaR at November 30,
Primary Market Risk Category	2007	2006	2007	2006	2007	2006
	(dollars in millions)
Interest rate and credit spread	$52	$41	$45	$38	$33	$13
Equity price	40	58	39	55	4	5
Foreign exchange rate	24	9	25	9	1	—
Commodity price	34	31	34	31	—	—

Subtotal	150	139	143	133	38	18
Less diversification benefit(1)	67	50	65	48	5	3

Total VaR	$83	$89	$78	$85	$33	$15

(1)	Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s Aggregate VaR at November 30, 2007 was $83 million compared with $89 million at November 30, 2006. The decrease in Aggregate VaR and Trading VaR at year-end was driven primarily by a decrease in equity exposures toward the end of the fiscal year.

The Company’s Trading VaR at November 30, 2007 was $78 million compared with $85 million at November 30, 2006. The decrease in Trading VaR at year-end was driven primarily by a decrease in equity price VaR, partially mitigated by increases in foreign exchange rate VaR and interest rate and credit spread VaR. The increase in foreign exchange rate VaR was driven by increased exposure to foreign currencies. The increase in interest rate and credit spread VaR was driven primarily by two factors. First, at November 30, 2007 the Company reclassified the investment portfolio of its bank subsidiaries from securities available for sale to Financial instruments owned in the consolidated statement of financial condition. (The total notional amount of reclassified assets at November 30, 2007 was $8.1 billion, consisting entirely of ABS and residential mortgage-backed securities). Second, during fiscal 2007, the U.S. subprime market experienced a significant increase in price volatility. This increase in volatility drove an increase in VaR with respect to the Company’s exposure to securities that reference subprime mortgage pools and related financial instruments, whose change in value is modeled as a function of the underlying securities.

Non-trading VaR at November 30, 2007 increased to $33 million from $15 million at November 30, 2006 primarily due to an increase in interest rate and credit spread non-trading VaR resulting from an increase in non-trading loan assets.

The Company views average Trading VaR over the fiscal year as more representative of trends in the business than VaR at any single point in time. Table 2 below, which presents the high, low and average 95%/one-day Trading VaR during fiscal 2007 and fiscal 2006, represents substantially all of the Company’s trading activities. Certain market risks included in the year-end Aggregate VaR discussed above are excluded from these measures (e.g., equity price risk in public company equity positions recorded as principal investments by the Company and certain funding liabilities related to trading positions).

Average Trading VaR for fiscal 2007 increased to $87 million from $60 million in fiscal 2006, driven by increases across all four primary market risk categories. Average Total VaR for fiscal 2007 increased to $92 million from $67 million in fiscal 2006, which was also driven by increases across all four primary market risk categories. The increase in interest rate and credit spread VaR was predominately driven by increased volatility in securitized product and corporate credit markets, which resulted in a higher VaR despite a reduction in risk exposures during the fiscal year. The increase in equity price VaR was primarily driven by increased equity exposures. The increase in foreign exchange rate VaR was driven by increased exposure to foreign currencies. The increase in commodity price VaR was predominately driven by increased exposure to electricity and natural gas products.

Table 2: 95% High/Low/Average Trading VaR	Daily 95%/One-Day VaR for Fiscal 2007			Daily 95%/One-Day VaR for Fiscal 2006
Primary Market Risk Category	High	Low	Average	High	Low	Average
	(dollars in millions)
Interest rate and credit spread	$88	$34	$46	$48	$29	$35
Equity price	61	29	43	55	21	28
Foreign exchange rate	33	10	18	23	5	9
Commodity price	48	28	37	43	23	30
Trading VaR	108	69	87	85	49	60
Non-trading VaR	61	11	22	37	10	22
Total VaR	$123	$70	$92	$91	$54	$67

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

Table 3: Average 95% and 99% Trading VaR with Four-Year/One-Year Historical Time Series	Average 95%/One-Day VaR for Fiscal 2007		Average 99%/One-Day VaR for Fiscal 2007
Primary Market Risk Category	Four-Year Factor History	One-Year Factor History	Four-Year Factor History	One-Year Factor History
	(dollars in millions)
Interest rate and credit spread	$46	$46	$74	$72
Equity price	43	49	65	81
Foreign exchange rate	18	18	26	28
Commodity price	37	37	57	52
Trading VaR	$87	$90	$127	$132

In addition, if the Company were to report Trading VaR (using a four-year historical time series) with respect to a 10-day holding period, the Company’s 95% and 99% Average Trading VaR for fiscal 2007 would have been $274 million and $402 million, respectively.

Distribution of VaR Statistics and Net Revenues for Fiscal 2007.

As shown in Table 2 above, the Company’s average 95%/one-day Trading VaR for fiscal 2007 was $87 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Trading VaR for fiscal 2007. The most frequently occurring value was between $86 million and $89 million, while for approximately 90% of trading days during the fiscal year, VaR ranged between $71 million and $98 million.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenue is to compare the VaR with actual trading revenue. Assuming no intra-day trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the fiscal year is 13, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the accuracy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. For days where losses exceed the 95% or 99% VaR statistic, the Company examines the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results.

The Company incurred daily trading losses in excess of the 95%/one-day Trading VaR on 15 days during fiscal 2007. These losses were incurred during a period of exceptionally high volatility across equity, corporate credit and securitized product markets. Since the Company bases its VaR calculations on four years of equally weighted historical data, clustering of VaR exceptions should occur during periods of exceptionally high market turbulence. An examination of the 15 outliers incurred during the fiscal year revealed that these losses occurred on days when markets experienced unusually high price volatility.

Over the longer term, trading losses are expected to exceed VaR an average of three times per quarter at the 95% confidence level. The Company bases its VaR calculations on the long-term (or unconditional) distribution and, therefore, evaluates its risk from a longer term perspective, which avoids understating risk during periods of relatively lower volatility in the market.

The histogram below shows the distribution of daily net trading revenue during fiscal 2007 for the Company’s trading businesses (including net interest and non-agency commissions but excluding certain non-trading revenues such as primary, fee-based and prime brokerage revenue credited to the trading businesses). During fiscal 2007, the Company experienced net trading losses on 34 days. These loss days were driven predominately by increased market volatility realized during the second half of the fiscal year.

Credit Risk.

Credit risk refers to the risk of loss arising from borrower or counterparty default when a borrower, counterparty or obligor does not meet its financial obligations. The Company is exposed to two distinct types of credit risk in its businesses. The Company incurs significant, “single-name” credit risk exposure through the Institutional Securities business and to a lesser extent through its commercial lending activity in its Global Wealth Management Group. This type of risk requires credit analysis of specific counterparties, both initially and on an ongoing basis. The Company also incurs “individual consumer” credit risk in the Global Wealth Management Group business through margin and non-purpose loans to individual investors, which are collateralized by securities.

The Company has structured its credit risk management framework to reflect that each of these businesses generates unique credit risks that are appropriately managed discretely. The Institutional Credit Department (“Institutional Credit”) evaluates and monitors credit risk exposure for the Institutional Securities business. Institutional Credit is responsible for ensuring transparency of material credit risks, ensuring compliance with established limits, approving material extensions of credit, and escalating risk concentrations to appropriate senior management. Credit risk exposure in the Global Wealth Management Group business segment is managed through various credit risk committees, whose membership includes Institutional Credit. The Global Wealth Management Group Risk Management Department is responsible for monitoring, measuring and analyzing credit risk exposures, including margin loans and credit sensitive, higher risk transactions.

Institutional Securities Activities.

Corporate Lending.    In connection with certain of its Institutional Securities business activities, the Company provides loans or lending commitments (including bridge financing) to selected clients. Such loans and commitments can generally be classified as either “event-driven” or “relationship-driven.”

“Event-driven” loans and commitments refer to activities associated with a particular event or transaction, such as to support client merger, acquisition or recapitalization transactions. The commitments associated with these “event-driven” activities may not be indicative of the Company’s actual funding requirements since funding is contingent upon a proposed transaction being completed. In addition, the borrower may not fully utilize the commitment or the Company’s portion of the commitment may be reduced through the syndication process. The borrower’s ability to draw on the commitment is also subject to certain terms and conditions, among other factors. The borrowers of “event-driven” lending transactions may be investment grade or non-investment grade. The Company risk manages its exposures in connection with “event-driven” transactions through various means, including syndication, distribution and/or hedging.

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

Credit Exposure-Corporate Lending.    The following table presents information about the Company’s corporate loans and commitments as of November 30, 2007. The “total corporate lending exposure” column includes both lending commitments and funded loans. Funded loans represent loans that have been drawn by the borrower and that were outstanding as of November 30, 2007. Lending commitments represent legally binding obligations to provide funding to clients as of November 30, 2007 for both “relationship-driven” and “event-driven” transactions. As discussed above, these loans and commitments have varying terms, may be senior or subordinated, may be secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated, traded or hedged by the Company.

At November 30, 2007 and November 30, 2006, the aggregate amount of investment grade loans was $13.0 billion and $6.4 billion, respectively, and the aggregate amount of non-investment grade loans was $10.9 billion and $3.4 billion, respectively. At November 30, 2007 and November 30, 2006, the aggregate amount of lending commitments outstanding was $70.2 billion and $53.5 billion, respectively. In connection with these business activities (which include corporate funded loans and lending commitments), the Company had hedges with a notional amount of $37.6 billion and $26.5 billion at November 30, 2007 and November 30, 2006, respectively. The table below shows the Company’s credit exposure from its corporate lending positions and commitments as of November 30, 2007. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements:

Corporate Lending Commitments and Funded Loans

	Years to Maturity				Total Corporate Lending Exposure(2)(3)	Corporate Funded Loans	Total Corporate Lending Commitments
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$701	$462	$1,253	$—	$2,416	$380	$2,036
AA	8,016	457	3,615	369	12,457	1,941	10,516
A	7,695	3,451	8,617	419	20,182	3,120	17,062
BBB	10,010	3,954	13,058	1,124	28,146	7,569	20,577

Investment grade	26,422	8,324	26,543	1,912	63,201	13,010	50,191

Non-investment grade	2,862	2,387	4,777	20,883	30,909	10,897	20,012

Total	$29,284	$10,711	$31,320	$22,795	$94,110	$23,907	$70,203

(1)	Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.
(2)	Total corporate lending exposure includes both lending commitments and funded loans. Amounts exclude approximately $38 billion of notional amount of hedges.
(3)	Total corporate lending exposure includes “event-driven” funded loans of $10.8 billion and “event-driven” lending commitments of $24.5 billion. Included in the $24.5 billion of “event-driven” loan commitments were $12.2 billion of commitments to non-investment grade borrowers that were accepted by the borrower but not yet closed.

Credit Exposure-Derivatives.    The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at November 30, 2007. Fair value represents the risk reduction arising from master netting agreements, where applicable, and, in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$1,625	$1,572	$2,142	$8,219	$(4,057)	$9,501	$9,287
AA	11,560	9,686	6,649	23,231	(29,925)	21,201	18,011
A	4,196	3,212	3,675	8,234	(8,454)	10,863	10,203
BBB	3,245	3,444	2,879	2,566	(3,484)	8,650	6,387
Non-investment grade	6,299	3,954	2,753	3,016	(5,007)	11,015	6,505
Unrated(4)	2,005	664	190	691	(368)	3,182	710

Total	$28,930	$22,532	$18,288	$45,957	$(51,295)	$64,412	$51,103

(1)	Fair values shown present the Company’s exposure to counterparties related to the Company’s OTC derivative products. The table does not include the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.
(4)	In lieu of making an individual assessment of the creditworthiness of unrated companies, the Company makes a determination that the collateral held with respect to such obligations is sufficient to cover a substantial portion of its exposure.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at November 30, 2007, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(1)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$5,236	$10,704	$11,752	$42,911	$(37,028)	$33,575	$29,877
Foreign exchange forward contracts and options	10,449	1,133	142	67	(4,043)	7,748	6,327
Equity securities contracts (including equity swaps, warrants and options)	6,875	3,157	872	764	(3,493)	8,175	2,832
Commodity forwards, options and swaps	6,370	7,538	5,522	2,215	(6,731)	14,914	12,067

Total	$28,930	$22,532	$18,288	$45,957	$(51,295)	$64,412	$51,103

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(2)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$6,573	$8,749	$11,154	$29,487	$(37,138)	$18,825
Foreign exchange forward contracts and options	10,868	1,043	117	380	(3,038)	9,370
Equity securities contracts (including equity swaps, warrants and options)	6,375	4,952	2,129	1,746	(3,453)	11,749
Commodity forwards, options and swaps	7,762	7,821	2,273	1,743	(5,946)	13,653

Total	$31,578	$22,565	$15,673	$33,356	$(49,575)	$53,597

(1)	Since these amounts are liabilities of the Company, they do not result in credit exposures.
(2)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral paid is netted on a counterparty basis, provided legal right of offset exists.

The Company’s derivatives (both listed and OTC) at November 30, 2007 and November 30, 2006 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At November 30, 2007		At November 30, 2006
Product Type	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$33,804	$19,515	$19,444	$15,688
Foreign exchange forward contracts and options	7,755	9,372	7,325	7,725
Equity securities contracts (including equity swaps, warrants and options)	19,913	27,887	16,705	23,155
Commodity forwards, options and swaps	15,531	14,830	11,969	10,923

Total	$77,003	$71,604	$55,443	$57,491

Each category of derivative products in the above tables includes a variety of instruments, which can differ substantially in their characteristics. Instruments in each category can be denominated in U.S. dollars or in one or more non-U.S. currencies.

The Company determines the fair values recorded in the above tables using various pricing models. For a discussion of fair value as it affects the consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part I, Item 2 and Note 2 to the consolidated financial statements.

Country Exposure.    The Company monitors its credit exposure to individual countries. Credit exposure to a country arises from the Company’s primary lending activities and derivatives activities in a country. At November 30, 2007, based on the domicile of the counterparty, approximately 7% of the Company’s credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivatives contracts) was to emerging markets, and no one emerging market country accounted for more than 2% of the Company’s credit exposure. The Company defines emerging markets to include generally all countries that are not members of the Organization for Economic Co-operation and Development and includes as well the Czech Republic, Hungary, Korea, Mexico, Poland, the Slovak Republic and Turkey but excludes countries rated AA and Aa2 or above by Standard & Poor’s and Moody’s Investors Service, respectively.

Industry Exposure.    The Company also monitors its credit exposure to individual industries. At November 30, 2007, the Company’s material credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivatives contracts) was to entities engaged in the following industries: utilities, financial institutions, consumer-related entities, banks, telecommunications, sovereign and energy-related entities.

Global Wealth Management Group Activities.

Margin Lending.    Customer margin accounts, the primary source of retail credit exposure, are collateralized in accordance with internal and regulatory guidelines. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Factors considered in the review of margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, possible hedging strategies. Additionally, transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations. At November 30, 2007, there were approximately $7.3 billion of customer margin loans outstanding.

Non-purpose Securities-Based Lending:    Non-purpose securities-based lending allows clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying marketable securities or refinancing margin debt. The Company establishes approved lines and advance rates against qualifying securities and monitors limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce debt positions, when necessary. Factors considered in the review of non-purpose securities-based lending are amount of the loan, the degree of concentrated or restricted positions, and the overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, possible hedging strategies. Underlying collateral for non-purpose securities-based loans is reviewed with respect to the liquidity of the proposed collateral positions, historic trading range, volatility analysis and an evaluation of industry concentrations.

Commercial Lending.    Global Wealth Management Group provides structured credit facilities to high net worth individuals and their small and medium-size domestic businesses through Morgan Stanley Commercial Financial Services, Inc. (“CFS”). CFS’ suite of products includes working capital lines of credit, revolving lines of credit, standby letters of credit, term loans and commercial real estate mortgages. Clients are required to submit a credit application and financial statements to CFS’ centralized credit processing platform. CFS’ underwriting professionals recommend a lending structure following an analysis of the borrower, the guarantor, the collateral, cash flow, liquidity, leverage and credit history. For standard transactions, credit requests are approved via signature of independent credit officers, and where transactions are of size and higher complexity, approval is secured through a formal loan committee chaired by independent credit professionals. The facility is risk rated and upon credit approval is moved to the general portfolio where it is monitored periodically through account management, covenants compliance certificates, and spot and cycle audits.

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

Operational Risk.

Operational risk refers to the risk of financial or other loss, or potential damage to a firm’s reputation, resulting from inadequate or failed internal processes, people, systems or from external events (e.g., external or internal fraud, legal and compliance risks, damage to physical assets, etc.). The Company may incur operational risk across the full scope of its business activities, including revenue generating activities (e.g., sales and trading) and support functions (e.g., information technology and facilities management). Legal and compliance risk is included in the scope of operational risk and is discussed below under “Legal Risk.”

The goal of the Company’s operational risk management framework is to establish firm-wide operational risk standards related to risk measurement, monitoring and management. Operational risk policies are designed to reduce the likelihood and/or impact of operational incidents as well as to mitigate legal, regulatory and reputational risks. As a foundation for the Basel II Advanced Measurement Approach, an enhanced risk-based capital model has been developed for the calculation of capital related to operational risk. This model encompasses both quantitative and qualitative elements, including internal and external operational incidents, metrics, risk and control self-assessments and scenario analysis. The Company will seek to obtain approval from the SEC to implement the Advanced Measurement Approach for Operational Risk Capital requirements in 2008.

The Company’s Operational Risk Manager (“ORM”) oversees, monitors, measures, analyzes and reports on operational risk across the Company. The ORM is independent of the business segments and is supported by the Firm-wide Operational Risk Department (“ORD”). The ORM is also responsible for facilitating, designing, implementing and monitoring the Firm-wide operational risk program. The ORD works with the business segments and Control Groups to help ensure a transparent, consistent and comprehensive framework for managing operational risk within each area and across the Company, globally.

Primary responsibility for the management of operational risk is with the business segments, the Control Groups, and the business managers therein. The business managers, generally, maintain processes and controls designed to identify, assess, manage, mitigate and report operational risk. As new products and business activities are developed and processes are designed and modified, operational risks are considered. Each business segment has a designated operational risk coordinator. In addition, business segment risk committees review operational risk matters and/or reports on a regular basis. Each Control Group also has a designated operational risk coordinator, or equivalent, and a forum for discussing operational risk matters and/or reports with senior management. Oversight of business segment operational risk is provided by business segment risk committees, a Firm-wide operational risk committee and, ultimately, senior management through the Firm Risk Committee.

Business Continuity Management is an ongoing program of analysis and planning that ensures a recovery strategy and required resources for the resumption of critical business functions following a disaster or other business interruption. Disaster recovery plans are in place for critical facilities and resources on a Company-wide basis, and redundancies are built into the systems as deemed appropriate. The key components of the Company’s disaster recovery plans include: crisis management; business segment recovery plans; applications/data recovery; work area recovery; and other elements addressing management, analysis, training and testing.

The Company maintains an information security program that coordinates the management of information security risks and satisfies regulatory requirements. Information security procedures are designed to protect the Company’s information assets against unauthorized disclosure, modification or misuse. These procedures cover a broad range of areas, including: application system entitlement; data protection; internet and intranet access, communications and usage; and mobile and portable information usage. The Company has also established policies, procedures and technologies to protect its computer and other assets from unauthorized access.

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

Legal Risk.

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that a counterparty’s performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business (see “Business—Regulation” in Part I, Item 1). The Company has established procedures based on legal and regulatory requirements on a worldwide basis that are designed to foster compliance with applicable statutory and regulatory requirements. The Company, principally through the Legal and Compliance Division, also has established procedures that are designed to require that the Company’s policies relating to conduct, ethics and business practices are followed globally. In connection with its businesses, the Company has and continuously develops various procedures addressing issues such as regulatory capital requirements, sales and trading practices, new products, potential conflicts of interest, structured transactions, use and safekeeping of customer funds and securities, credit granting, money laundering, privacy and recordkeeping. In addition, the Company has established procedures to mitigate the risk that a counterparty’s performance obligations will be unenforceable, including consideration of counterparty legal authority and capacity, adequacy of legal documentation, the permissibility of a transaction under applicable law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies. The legal and regulatory focus on the financial services industry presents a continuing business challenge for the Company.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have audited the accompanying consolidated statements of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of November 30, 2007 and 2006, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended November 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Morgan Stanley and subsidiaries as of November 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 and Note 18 to the consolidated financial statements, in fiscal 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, and effective December 1, 2005, Morgan Stanley changed its accounting policy for recognition of equity awards granted to retirement-eligible employees.

As discussed in Note 24 to the consolidated financial statements, effective August 31, 2006, Morgan Stanley elected application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.

As discussed in Note 2 and Note 3 to the consolidated financial statements, effective December 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”.

Also, as discussed in Note 2 and Note 19 to the consolidated financial statements, the Company adopted Statement Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2007, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

January 28, 2008

MORGAN STANLEY

Consolidated Statements of Financial Condition

(dollars in millions, except share data)

	November 30, 2007	November 30, 2006
Assets
Cash and cash equivalents	$25,598	$20,606
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements (including securities at fair value of $31,354 in 2007 and $8,648 in 2006)	61,608	29,565
Financial instruments owned, at fair value (approximately $131 billion in 2007 and $125 billion in 2006 were pledged to various parties):
U.S. government and agency securities	23,887	39,352
Other sovereign government obligations	21,606	27,305
Corporate and other debt	147,724	158,864
Corporate equities	87,377	86,058
Derivative contracts	77,003	55,443
Investments	14,270	4,725
Physical commodities	3,096	3,031

Total financial instruments owned	374,963	374,778
Securities received as collateral, at fair value	82,229	64,588
Collateralized agreements:
Securities purchased under agreements to resell	126,887	175,787
Securities borrowed	239,994	299,631

Receivables:
Consumer loans (net of allowances of $831 in 2006)	—	22,915
Customers	76,352	82,923
Brokers, dealers and clearing organizations	16,011	7,633
Other loans	11,629	11,908
Fees, interest and other	8,320	8,937
Other investments	4,524	3,232
Premises, equipment and software costs, at cost (net of accumulated depreciation of $3,449 in 2007 and $3,645 in 2006)	4,372	4,086
Goodwill	3,024	2,792
Intangible assets (net of accumulated amortization of $175 in 2007 and $109 in 2006) (includes $428 at fair value in 2007)	1,047	651
Other assets	8,851	11,160

Total assets	$1,045,409	$1,121,192

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Financial Condition—(Continued)

(dollars in millions, except share data)

	November 30, 2007	November 30, 2006
Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings (includes $3,068 at fair value in 2007)	$34,495	$29,092
Deposits (includes $3,769 at fair value in 2007)	31,179	28,343
Financial instruments sold, not yet purchased, at fair value:
U.S. government and agency securities	8,221	26,168
Other sovereign government obligations	15,627	28,961
Corporate and other debt	7,592	10,336
Corporate equities	30,899	59,399
Derivative contracts	71,604	57,491
Physical commodities	398	764

Total financial instruments sold, not yet purchased	134,341	183,119
Obligation to return securities received as collateral, at fair value	82,229	64,588
Collateralized financings:
Securities sold under agreements to repurchase	162,840	267,566
Securities loaned	110,423	150,257
Other secured financings, at fair value	27,772	45,556

Payables:
Customers	203,453	134,907
Brokers, dealers and clearing organizations	10,454	7,635
Interest and dividends	1,724	4,746
Other liabilities and accrued expenses	24,606	24,975
Long-term borrowings (includes $38,392 at fair value in 2007)	190,624	144,978

	1,014,140	1,085,762

Capital Units	—	66

Commitments and contingencies

Shareholders’ equity:
Preferred stock	1,100	1,100
Common stock, $0.01 par value; Shares authorized: 3,500,000,000 in 2007 and 2006; Shares issued: 1,211,701,552 in 2007 and 2006; Shares outstanding: 1,056,289,659 in 2007 and 1,048,877,006 in 2006	12	12
Paid-in capital	1,902	2,213
Retained earnings	38,045	41,422
Employee stock trust	5,569	4,315
Accumulated other comprehensive loss	(199)	(35)
Common stock held in treasury, at cost, $0.01 par value; 155,411,893 shares in 2007 and 162,824,546 shares in 2006	(9,591)	(9,348)
Common stock issued to employee trust	(5,569)	(4,315)

Total shareholders’ equity	31,269	35,364

Total liabilities and shareholders’ equity	$1,045,409	$1,121,192

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Income

(dollars in millions, except share and per share data)

	Fiscal Year
	2007	2006	2005
Revenues:
Investment banking	$6,368	$4,755	$3,843
Principal transactions:
Trading	3,206	11,805	7,377
Investments	3,262	1,807	1,128
Commissions	4,682	3,770	3,331
Asset management, distribution and administration fees	6,519	5,238	4,915
Interest and dividends	60,083	42,776	25,987
Other	1,208	585	496

Total revenues	85,328	70,736	47,077
Interest expense	57,302	40,897	23,552

Net revenues	28,026	29,839	23,525

Non-interest expenses:
Compensation and benefits	16,552	13,986	10,749
Occupancy and equipment	1,130	912	957
Brokerage, clearing and exchange fees	1,656	1,305	1,069
Information processing and communications	1,193	1,089	1,056
Marketing and business development	813	643	576
Professional services	2,112	1,889	1,622
Other	1,129	912	1,431
September 11th related insurance recoveries, net	—	—	(251)

Total non-interest expenses	24,585	20,736	17,209

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	3,441	9,103	6,316
Losses from unconsolidated investees	47	40	311
Provision for income taxes	831	2,728	1,473

Income from continuing operations before cumulative effect of accounting change, net	2,563	6,335	4,532
Discontinued operations:
Net gain from discontinued operations	1,024	1,666	559
Provision for income taxes	378	529	201

Net gain on discontinued operations	646	1,137	358
Cumulative effect of accounting change, net	—	—	49

Net income	$3,209	$7,472	$4,939

Preferred stock dividend requirements	$68	$19	$—

Earnings applicable to common shareholders	$3,141	$7,453	$4,939

Earnings per basic common share:
Income from continuing operations	$2.49	$6.25	$4.32
Gain on discontinued operations	0.64	1.13	0.33
Cumulative effect of accounting change, net	—	—	0.05

Earnings per basic common share	$3.13	$7.38	$4.70

Earnings per diluted common share:
Income from continuing operations	$2.37	$5.99	$4.19
Gain on discontinued operations	0.61	1.08	0.33
Cumulative effect of accounting change, net	—	—	0.05

Earnings per diluted common share	$2.98	$7.07	$4.57

Average common shares outstanding:
Basic	1,001,878,651	1,010,254,255	1,049,896,047

Diluted	1,054,240,169	1,054,796,062	1,079,936,315

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Comprehensive Income

(dollars in millions)

	Fiscal Year
	2007	2006	2005
Net income	$3,209	$7,472	$4,939
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	65	104	(89)
Net change in cash flow hedges(2)	19	53	(70)
Minimum pension liability adjustment(3)	(40)	(2)	25

Comprehensive income	$3,253	$7,627	$4,805

(1)	Amounts are net of provision for (benefit from) income taxes of $35 million, $56 million and $(48) million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.
(2)	Amounts are net of provision for (benefit from) income taxes of $10 million, $29 million and $(38) million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.
(3)	Amounts are net of provision for (benefit from) income taxes of $(16) million, $(5) million and $11 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Cash Flows

(dollars in millions)

	Fiscal Year
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,209	$7,472	$4,939
Adjustments to reconcile net income to net cash used for operating activities:
Losses from unconsolidated investees	47	40	311
Cumulative effect of accounting change, net	—	—	(49)
Deferred income taxes	(2,046)	111	(999)
Compensation payable in common stock and options	1,941	1,923	820
Depreciation and amortization	475	876	815
Provision for consumer loan losses	478	756	878
Lease adjustment	—	—	109
Insurance settlement	(38)	—	(251)
Gain on sale of Quilter Holdings Ltd.	(168)	—	—
Aircraft-related charges	—	125	509
Other-than-temporary impairment charge	437	—	—
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements	(32,040)	10,592	(3,388)
Financial instruments owned, net of financial instruments sold, not yet purchased	(30,573)	(78,370)	(24,521)
Securities borrowed	59,637	(55,390)	(35,892)
Securities loaned	(39,834)	29,803	23,308
Receivables and other assets	1,786	(41,929)	(1,598)
Payables and other liabilities	71,057	33,971	(815)
Securities purchased under agreements to resell	48,900	(1,075)	(51,204)
Securities sold under agreements to repurchase	(105,361)	30,292	55,676

Net cash used for operating activities	(22,093)	(60,803)	(31,352)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Office facilities and aircraft under operating leases	(1,469)	993	(540)
Business acquisitions, net of cash acquired	(1,169)	(2,706)	(323)
Sale of Quilter Holdings Ltd.	476	—	—
Net principal disbursed on consumer loans	(4,776)	(12,164)	(14,093)
Sales of consumer loans	5,301	11,532	10,525
Sale of interest in POSIT	—	—	90
Insurance settlement	—	—	220
Purchases of securities available for sale	(14,073)	—	—
Sales of securities available for sale	4,272	—	—

Net cash used for investing activities	(11,438)	(2,345)	(4,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Short-term borrowings	8,274	(2,422)	(5,183)
MSCI Inc. initial public offering	265	—	—
Derivatives financing activities	(859)	546	1,044
Other secured financings	(24,231)	22,022	16,487
Deposits	23,099	9,647	4,886
Tax benefits associated with stock-based awards	281	144	355
Net proceeds from:
Issuance of preferred stock	—	1,097	—
Issuance of common stock	927	643	327
Issuance of long-term borrowings	74,540	47,849	35,768
Payments for:
Repayments of long-term borrowings	(33,120)	(20,643)	(16,735)
Redemption of Capital Units	(66)	—	—
Repurchases of common stock	(3,753)	(3,376)	(3,693)
Cash distribution in connection with the Discover Spin-off	(5,615)	—	—
Cash dividends	(1,219)	(1,167)	(1,180)

Net cash provided by financing activities	38,523	54,340	32,076

Net increase (decrease) in cash and cash equivalents	4,992	(8,808)	(3,397)
Cash and cash equivalents, at beginning of period	20,606	29,414	32,811

Cash and cash equivalents, at end of period	$25,598	$20,606	$29,414

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $59,955 million, $39,667 million and $23,415 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Cash payments for income taxes were $3,404 million, $3,115 million and $1,536 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Total
BALANCE AT NOVEMBER 30, 2004	$—	$12	$2,088	$31,426	$3,824	$(56)	$(6,614)	$(2,474)	$28,206
Net income	—	—	—	4,939	—	—	—	—	4,939
Dividends	—	—	—	(1,180)	—	—	—	—	(1,180)
Issuance of common stock	—	—	(780)	—	—	—	1,107	—	327
Repurchases of common stock	—	—	—	—	—	—	(3,693)	—	(3,693)
Compensation payable in common stock and options	—	—	669	—	(764)	—	1,437	(586)	756
Tax benefits associated with stock-based awards	—	—	317	—	—	—	—	—	317
Employee tax withholdings and other	—	—	95	—	—	—	(451)	—	(356)
Net change in cash flow hedges	—	—	—	—	—	(70)	—	—	(70)
Minimum pension liability adjustment	—	—	—	—	—	25	—	—	25
Foreign currency translation adjustments	—	—	—	—	—	(89)	—	—	(89)

BALANCE AT NOVEMBER 30, 2005	—	12	2,389	35,185	3,060	(190)	(8,214)	(3,060)	29,182
Adjustment to opening shareholders’ equity	—	—	34	(68)	—	—	—	—	(34)
Net income	—	—	—	7,472	—	—	—	—	7,472
Dividends	—	—	—	(1,167)	—	—	—	—	(1,167)
Issuance of preferred stock	1,100	—	—	—	—	—	—	—	1,100
Issuance of common stock	—	—	(1,949)	—	—	—	2,592	—	643
Repurchases of common stock	—	—	—	—	—	—	(3,376)	—	(3,376)
Compensation payable in common stock and options	—	—	1,486	—	1,255	—	5	(1,255)	1,491
Tax benefits associated with stock-based awards	—	—	72	—	—	—	—	—	72
Employee tax withholdings and other	—	—	181	—	—	—	(355)	—	(174)
Net change in cash flow hedges	—	—	—	—	—	53	—	—	53
Minimum pension liability adjustment	—	—	—	—	—	(2)	—	—	(2)
Foreign currency translation adjustments	—	—	—	—	—	104	—	—	104

BALANCE AT NOVEMBER 30, 2006	1,100	12	2,213	41,422	4,315	(35)	(9,348)	(4,315)	35,364
Fair value adjustment	—	—	—	186	—	—	—	—	186
Net income	—	—	—	3,209	—	—	—	—	3,209
Dividends	—	—	—	(1,219)	—	—	—	—	(1,219)
Issuance of common stock	—	—	(1,555)	—	—	—	2,482	—	927
Repurchases of common stock	—	—	—	—	—	—	(3,753)	—	(3,753)
Compensation payable in common stock and options	—	—	1,710	5	1,254	—	376	(1,254)	2,091
Tax benefits associated with stock-based awards	—	—	280	—	—	—	—	—	280
Employee tax withholdings and other	—	—	(15)	—	—	—	(318)	—	(333)
Net change in cash flow hedges	—	—	—	—	—	19	—	—	19
Minimum pension liability adjustment	—	—	—	—	—	(40)	—	—	(40)
SFAS No. 158 pension adjustment	—	—	—	—	—	(208)	—	—	(208)
Foreign currency translation adjustments	—	—	—	—	—	65	—	—	65
MSCI Inc. initial public offering	—	—	239	—	—	—	—	—	239
Discover Spin-off	—	—	(970)	(5,558)	—	—	970	—	(5,558)

BALANCE AT NOVEMBER 30, 2007	$1,100	$12	$1,902	$38,045	$5,569	$(199)	$(9,591)	$(5,569)	$31,269

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

A summary of the activities of each of the Company’s business segments is as follows:

Institutional Securities includes capital raising; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; corporate lending; sales, trading, financing and market-making activities in equity and fixed income securities and related products, including foreign exchange and commodities; benchmark indices and risk management analytics; research; and investment activities.

Global Wealth Management Group provides brokerage and investment advisory services covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; cash management services; retirement services; and trust and fiduciary services.

Asset Management provides global asset management products and services in equity, fixed income, alternative investments, which includes hedge funds and fund of funds, and merchant banking, which includes real estate, private equity and infrastructure, to institutional and retail clients through proprietary and third-party retail distribution channels, intermediaries and the Company’s institutional distribution channel. Asset Management also engages in investment activities.

Discontinued Operations.

Discover.    On June 30, 2007, the Company completed the spin-off (the “Discover Spin-off”) of its business segment Discover Financial Services (“DFS”). The results of DFS prior to the Discover Spin-off are reported as discontinued operations for all periods presented.

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

See Note 22 for additional information on discontinued operations.

Basis of Financial Information.    The consolidated financial statements for the 12 months ended November 30, 2007 (“fiscal 2007”), November 30, 2006 (“fiscal 2006”) and November 30, 2005 (“fiscal 2005”) are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, the outcome of litigation, tax and other matters that affect the consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

The Company, in accordance with Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), adjusted its opening retained earnings for fiscal 2006 and financial results for the first two quarters of fiscal 2006 to reflect a

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Consolidation.    The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, other entities in which the Company has a controlling financial interest and certain variable interest entities (“VIE”).

For entities where (1) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (2) the equity holders bear the economic residual risks of the entity and have the right to make decisions about the entity’s activities, the Company consolidates those entities it controls through a majority voting interest or otherwise. For entities that do not meet these criteria, commonly known as variable interest entities, the Company consolidates those entities where the Company is deemed to be the primary beneficiary when it absorbs a majority of the expected losses or a majority of the expected residual returns, or both, of such entities.

Notwithstanding the above, certain securitization vehicles, commonly known as qualifying special purpose entities, are generally not consolidated by the Company if they meet certain criteria regarding the types of assets and derivatives they may hold, the types of sales they may engage in and the range of discretion they may exercise in connection with the assets they hold.

For investments in entities in which the Company does not have a controlling financial interest but has significant influence over operating and financial decisions, the Company generally applies the equity method of accounting, except in instances where the Company has elected to fair value certain eligible investments (see Note 3).

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

Income Statement Presentation.    The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. In connection with the delivery of the various products and services to clients, the Company manages its revenues and related expenses in the aggregate. As such, when assessing the performance of its businesses, the Company considers its principal trading, investment banking, commissions, and interest and dividend income, along with the associated interest expense, as one integrated activity for each of the Company’s separate businesses.

The Company’s cost infrastructure supporting its businesses varies by activity. In some cases, these costs are directly attributable to one line of business, and, in other cases, such costs relate to multiple businesses. As such, when assessing the performance of its businesses, the Company does not consider these costs separately but rather assesses performance in the aggregate along with the related revenues.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2.    Summary of Significant Accounting Policies.

Revenue Recognition.

Investment Banking.    Underwriting revenues and fees from mergers, acquisitions and advisory assignments are recorded when services for the transactions are determined to be completed, generally as set forth under the terms of the engagement. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenues are presented net of related expenses. Non-reimbursed expenses associated with advisory transactions are recorded within Non-interest expenses.

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

Financial Instruments and Fair Value.

A significant portion of the Company’s financial instruments is carried at fair value with changes in fair value recognized in earnings each period. A description of the Company’s policies regarding fair value measurement and its application to these financial instruments follows.

Financial Instruments Measured at Fair Value.    All of the instruments within Financial instruments owned and Financial instruments sold, not yet purchased, are measured at fair value, either through the fair value option election (discussed below) or as required by other accounting pronouncements. These instruments primarily represent the Company’s trading and investment activities and include both cash and derivative products. In addition, Securities received as collateral and Obligation to return securities received as collateral are measured at fair value as required by other accounting pronouncements. Additionally, certain Commercial paper and other short-term borrowings (primarily structured notes), certain Deposits, Other secured financings and certain Long-term borrowings (primarily structured debt) are measured at fair value through the fair value option election. Gains and losses on all of these instruments carried at fair value are reflected in Principal transactions—trading revenues or Principal transactions—investment revenues in the consolidated statements of income. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument and related market conventions. When interest and dividends are included as a component of the instruments’ fair value, interest and dividends are included within Principal transactions—trading revenues. Otherwise, they are included within Interest and dividend income or Interest expense.

Fair Value Option.    The Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), effective December 1, 2006. SFAS No. 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in fair value recognized in earnings each period. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company applies the fair value option for certain eligible instruments, including certain loans and loan commitments, certain equity method investments, certain structured notes, certain certificates of deposits and other secured financings. See “Accounting Developments” herein for additional information regarding the Company’s adoption of SFAS No. 159.

Fair Value Measurement—Definition and Hierarchy.    The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), effective December 1, 2006. See “Accounting Developments” herein for additional information regarding the Company’s adoption of SFAS No. 157. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Assets and liabilities utilizing Level 1 inputs include exchange-traded equity securities and listed derivatives that are actively traded, most U.S. Government securities and certain other sovereign government obligations.

•	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Assets and liabilities utilizing Level 2 inputs include: exchange-traded equity securities and listed derivatives that are not actively traded; most over-the-counter (“OTC”) derivatives; restricted stock; corporate and municipal bonds; certain corporate loans and loan commitments; certain high-yield debt; certain residential and commercial mortgage loans; certain mortgage-backed securities (“MBS”), asset-backed securities (“ABS”), and collateralized debt obligation (“CDO”) securities; retained interests in certain securitization transactions; structured notes; physical commodities; and mortgage servicing rights.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Assets and liabilities utilizing Level 3 inputs include: certain corporate loans and loan commitments; certain commercial whole loans; certain mortgage loans; certain high-yield debt, distressed debt (i.e., securities of issuers encountering financial difficulties, including bankruptcy or insolvency); certain MBS, ABS and CDO securities; retained interests in certain securitization transactions; investments in real estate funds; private equity investments; and complex over-the-counter derivatives (including certain foreign currency options; long-dated commodity options and swaps; certain mortgage-related credit default swaps; derivative interests in mortgage-related CDOs; and basket credit default swaps).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3 (see Note 3).

Valuation Techniques.    Many cash and OTC contracts have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that the Company and others are willing to pay for an asset. Ask prices represent the lowest price that the Company and others are willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, the Company does not require that fair value always be a predetermined point in the bid-ask range. The Company’s policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets the Company’s best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.

Fair value for many cash and OTC contracts is derived using pricing models. Pricing models take into account the contract terms (including maturity) as well as multiple inputs, including, where applicable, commodity prices, equity prices, interest rate yield curves, credit curves, creditworthiness of the counterparty, option volatility and currency rates. In accordance with SFAS No. 157, the impact of the Company’s own credit spreads are also considered when measuring the fair value of liabilities, including OTC derivative contracts. Where appropriate, valuation adjustments are made to account for various factors, including bid-ask spreads, credit quality and market liquidity. These adjustments are applied on a consistent basis and are based upon observable inputs where available.

OTC Derivative Contracts.    OTC derivative contracts include forward, swap and option contracts related to interest rates, foreign currencies, credit standing of reference entities, equity prices or commodity prices.

Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be modeled using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option-pricing model, and simulation models or a combination thereof. Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for generic interest rate swap and option contracts. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. A substantial majority of OTC derivative products valued by the Company using pricing models fall into this category and are categorized within Level 2 of the fair value hierarchy.

Other derivative products, typically the newest and most complex products, will require more judgment in the implementation of the valuation technique applied due to the complexity of the valuation assumptions and the reduced

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

observability of inputs. This includes certain credit default swaps where direct trading activity or quotes are unobservable. Derivative interests in mortgage-related CDOs, for which observability of external price data is extremely limited, are valued based on an evaluation of the market for similar positions as indicated by primary and secondary market activity in the cash CDO and synthetic CDO market. Each position is evaluated independently taking into consideration the underlying collateral performance and pricing, behavior of the tranche under various cumulative loss and prepayment scenarios, deal structures (e.g., non-amortizing reference obligations, call features) and liquidity. While these factors may be supported by historical and actual external observations, the determination of their value as it relates to specific positions nevertheless requires significant judgment. Mortgage-related credit default swaps are valued based on data from comparable credit instruments in the cash market and trades in comparable swaps as benchmarks, as prices and spreads for the specific credits subject to valuation tend to be of limited observability. For basket credit default swaps and CDO-squared positions, the correlation between reference credits is often a significant input into the pricing model, in addition to several other more observable inputs such as credit spread, interest and recovery rates. As the correlation input is unobservable for each specific swap, it is benchmarked to standardized proxy baskets for which external data are available. These instruments involve significant unobservable inputs and are categorized in Level 3 of the fair value hierarchy.

The Company trades various derivative structures with commodity underlyings. Depending on the type of structure, the model inputs generally include interest rate yield curves, commodity underlier spread curves, volatility of the underlying commodities and, in some cases, the correlation between these inputs. The fair value of these products is estimated using executed trades and broker and consensus data to provide values for the aforementioned inputs. Where these inputs are unobservable, relationships to observable commodities and data points, based on historic and/or implied observations, are employed as a technique to estimate the model input values. Commodity derivatives are generally categorized in Level 2 of the fair value hierarchy; in instances where significant inputs are unobservable, they are categorized in Level 3 of the fair value hierarchy.

Other Sovereign Government Obligations.    The fair value of foreign sovereign government obligations is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that has as inputs interest rate yield curves, cross-currency basis index spreads, and country credit spreads for structures similar to the bond in terms of issuer, maturity and seniority. These bonds are generally categorized in Levels 1 or 2 of the fair value hierarchy.

Municipal Bonds.    The fair value of municipal bonds is estimated using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rates, bond or credit default swap spreads and volatility. These bonds are generally categorized in Level 2 of the fair value hierarchy.

Corporate Bonds.    The fair value of corporate bonds is estimated using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads. The spread data used are for the same maturity as the bond. If the spread data do not reference the issuer, then data that reference a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name credit default swap spreads and recovery rates based on collateral values as key inputs. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy; in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy.

Corporate Loans and Loan Commitments.    The fair value of corporate loans is estimated using recently executed transactions, market price quotations (where observable) and market observable credit default swap levels along with proprietary valuation models and default recovery analysis where such transactions and quotations are unobservable. The fair value of contingent corporate loan commitments is estimated by using executed transactions on comparable loans and the anticipated market price based on pricing indications from syndicate banks and customers. The valuation of these commitments also takes into account certain fee income.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While certain corporate loans, closed loan commitments and revolving loans are Level 2 instruments, certain other corporate loans and contingent corporate loan commitments are categorized in Level 3 of the fair value hierarchy.

Mortgage Loans.    The valuation of mortgage loans depends upon the exit market for the loan. Loans not intended for securitization are valued based on the analysis of the underlying collateral performance, capital structure and market spreads for comparable positions as prices and/or spreads for specific credits tend to be unobservable. Where comparables do not exist, such loans are valued based on origination price and collateral performance (credit events) since origination. These loans are classified in Levels 2 or 3 of the fair value hierarchy.

The Company also holds certain loan products and mortgage products with the intent to securitize them. When structuring of the related securitization is substantially complete, such that the value likely to be realized in a current transaction is consistent with the price that a securitization entity will pay to acquire these products, the Company marks them to the expected securitized value. Factors affecting the value of loan and mortgage products intended to be securitized include, but are not limited to, loan type, underlying property type and geographic location, loan interest rate, loan to value ratios, debt service coverage ratio, updated cumulative loan loss data, prepayment rates, yields, investor demand, any significant market volatility since the last securitization, and credit enhancement. While these valuation factors may be supported by historical and actual external observations, the determination of their value as it relates to specific positions may require significant judgment. These instruments are classified in Levels 2 or 3 of the fair value hierarchy.

U.S. Agency Securities.    U.S. agency securities include To-be-announced (“TBA”) securities and mortgage pass-through certificates. TBA securities are liquid and have quoted market prices. Fair value of mortgage pass-through certificates is determined via a simulation model, which considers different rate scenarios and historical activity to calculate a spread to the comparable TBA security. U.S. agency securities are categorized in Level 2 of the fair value hierarchy.

Commercial Mortgage-Backed Securities (“CMBS”) and Asset-Backed Securities (“ABS”).    CMBS and ABS may be valued based on external price/spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable bonds. Included in this category are certain interest-only securities, which, in the absence of market prices, are valued as a function of observable whole bond prices and cash flow values of principal-only bonds using current market assumptions at the measurement date. CMBS and ABS are categorized in Level 3 if external prices are unobservable; otherwise they are categorized in Level 2 of the fair value hierarchy.

Retained Interests in Securitization Transactions.    The Company engages in securitization activities related to various types of loans and bonds. The Company may retain interests in securitized financial assets as one or more tranches of the securitization. To determine fair values, observable inputs are used if available. Observable inputs, however, may not be available for certain retained interests so the Company estimates fair value based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved. When there are no significant unobservable inputs, retained interests are categorized in Level 2 of the fair value hierarchy. When unobservable inputs are significant to the fair value measurement, albeit generally supportable by historical and actual benchmark data, retained interests are categorized in Level 3 of the fair value hierarchy.

Investments in Private Equity and Real Estate.    The Company’s investments in private equity and real estate take the form of direct private equity investments and investment in private equity and real estate funds. The transaction price is used as the best estimate of fair value at inception. When evidence supports a change to the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrying value from the transaction price, adjustments are made to reflect expected exit values. Ongoing reviews by Company management are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable company transactions, performance multiples and changes in market outlook, among other factors. These nonpublic investments are included in Level 3 of the fair value hierarchy because they trade infrequently, and, therefore, the fair value is unobservable.

Physical Commodities.    The Company trades various physical commodities, including crude oil and refined products, metals and agricultural products. Fair value for physical commodities is determined using observable inputs, including broker quotations and published indices. Physical commodities are categorized in Level 2 of the fair value hierarchy.

Deposits.    The fair value of certificates of deposit is estimated using third-party quotations. These deposits are categorized in Level 2 of the fair value hierarchy.

Structured Notes.    The Company issues structured notes that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities. Fair value of structured notes is estimated using valuation models described in this section for the derivative and debt features of the notes. These models incorporate observable inputs, including prices that the notes are linked to, interest rate yield curves, option volatility and currency rates. The impact of the Company’s own credit spreads also is included based on the Company’s observed secondary bond market spreads. Most structured notes are categorized in Level 2 of the fair value hierarchy.

Fair Value Measurement—Other.

Prior to the adoption of SFAS No. 157, the Company followed the provisions of Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF Issue No. 02-3”). Under EITF Issue No. 02-3, recognition of day one profit at inception of an OTC derivative contract was prohibited unless the fair value of the contract was based on a valuation technique incorporating observable market data. With the adoption of SFAS No. 157, the Company is no longer applying the revenue recognition criteria of EITF Issue No. 02-3.

The fair value of OTC financial instruments, including derivative contracts related to financial instruments and commodities, is presented in the accompanying consolidated statements of financial condition on a net-by-counterparty basis, when appropriate. Additionally, the Company nets fair value of cash collateral paid or received against its derivatives inventory under credit support annexes, which the Company views as conditional contracts, pursuant to legally enforceable master netting agreements.

Hedge Accounting.

The Company applies hedge accounting for hedges involving various derivative financial instruments and non-U.S. dollar-denominated debt used to hedge interest rate, foreign exchange and credit risk arising from assets and liabilities not held at fair value. These derivative financial instruments are included within Financial instruments owned—Derivative contracts or Financial instruments sold, not yet purchased—Derivative contracts in the consolidated statements of financial condition.

The Company’s hedges are designated and qualify for accounting purposes as one of the following types of hedges: hedges of changes in fair value of assets and liabilities due to the risk being hedged (fair value hedges), hedges of the variability of future cash flows from floating rate assets and liabilities due to the risk being hedged (cash flow hedges) and hedges of net investments in foreign operations whose functional currency is different from the reporting currency of the parent company (net investment hedges).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least monthly. The impact of hedge ineffectiveness on the consolidated statements of income, primarily related to fair value hedges, was a gain of $132 million during fiscal 2007. The amount excluded from the assessment of hedge effectiveness was immaterial. If a derivative is de-designated as a hedge, it is thereafter accounted for as a financial instrument used for trading.

Fair Value Hedges—Interest Rate Risk. In the first quarter of fiscal 2007, the Company began using regression analysis to perform an ongoing prospective and retrospective assessment of the effectiveness of these hedging relationships (i.e., the Company applied the “long-haul” method of hedge accounting). A hedging relationship is deemed effective if the fair values of the hedging instrument (derivative) and the hedged item (debt liability) change inversely within a range of 80% to 125%.

Previously, the Company’s designated fair value hedges consisted primarily of interest rate swaps designated as fair value hedges of changes in the benchmark interest rate of fixed rate borrowings, including both certificates of deposit and senior long-term borrowings. For these hedges, the Company ensured that the terms of the hedging instruments and hedged items matched and that other accounting criteria were met so that the hedges were assumed to have no ineffectiveness (i.e., the Company applied the “shortcut” method of hedge accounting). The Company also used interest rate swaps as fair value hedges of the benchmark interest rate risk of host contracts of equity-linked notes that contained embedded derivatives. For these hedging relationships, regression analysis was used for the prospective and retrospective assessments of hedge effectiveness.

For qualifying fair value hedges of benchmark interest rates, the changes in the fair value of the derivative and the changes in the fair value of the hedged liability provide offset of one another and, together with any resulting ineffectiveness, are recorded in Interest expense. When a derivative is de-designated as a hedge, any basis adjustment remaining on the hedged liability is amortized to Interest expense over the remaining life of the liability using the effective interest method.

Fair Value Hedges—Credit Risk. Until the fourth quarter of 2007, the Company had designated a portion of a credit derivative embedded in a non-recourse structured note liability as a fair value hedge of the credit risk arising from a loan receivable to which the structured note liability was specifically linked. Regression analysis was used to perform prospective and retrospective assessments of hedge effectiveness for this hedge relationship. The changes in the fair value of the derivative and the changes in the fair value of the hedged item provided offset of one another and, together with any resulting ineffectiveness, were recorded in Principal transactions—trading revenues. This hedge was terminated in the fourth quarter of 2007 upon derecognition of both the hedging instrument and the hedged item.

Cash Flow Hedges.    Before the sale of the aircraft leasing business (see Note 22), the Company applied hedge accounting to interest rate swaps used to hedge variable rate long-term borrowings associated with this business. Changes in the fair value of the swaps were recorded in Accumulated other comprehensive income (loss) in Shareholders’ equity, net of tax effects, and then reclassified to Interest expense as interest on the hedged borrowings was recognized.

In connection with the sale of the aircraft leasing business, the Company de-designated the interest rate swaps associated with this business effective August 31, 2005 and no longer accounts for them as cash flow hedges. Amounts in Accumulated other comprehensive income (loss) related to those interest rate swaps continue to be reclassified to Interest expense since the related borrowings remain outstanding. The Company estimates that approximately $22 million of the unrealized loss recognized in Accumulated other comprehensive income (loss) as of November 30, 2007 will be reclassified into earnings within the next 12 months.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Investment Hedges.    The Company utilizes forward foreign exchange contracts and non-U.S. dollar-denominated debt to manage the currency exposure relating to its net investments in non-U.S. dollar functional currency operations. No hedge ineffectiveness is recognized in earnings since the notional amounts of the hedging instruments equal the portion of the investments being hedged, and, where forward contracts are used, the currencies being exchanged are the functional currencies of the parent and investee; where debt instruments are used as hedges, they are denominated in the functional currency of the investee. The gain or loss from revaluing hedges of net investments in foreign operations at the spot rate is deferred and reported within Accumulated other comprehensive income (loss) in Shareholders’ equity, net of tax effects. The forward points on the hedging instruments are recorded in Interest and dividend revenues or expense.

Consolidated Statements of Cash Flows.

For purposes of these statements, cash and cash equivalents consist of cash and highly liquid investments not held for resale with maturities, when purchased, of three months or less. In connection with business acquisitions, the Company assumed liabilities of $7,704 million, $1,377 million and $58 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. In connection with the Discover Spin-off, net assets of approximately $5,558 million were distributed to shareholders (see Note 22). At November 30, 2007, $8,086 million of securities were transferred from Securities available for sale to Financial instruments owned (see Note 8).

Securitization Activities.

The Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, U.S. agency collateralized mortgage obligations and other types of financial assets (see Note 5). Generally, such transfers of financial assets are accounted for as sales when the Company has relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. Transfers that are not accounted for as sales are accounted for as secured borrowings.

Premises, Equipment and Software Costs.

Premises and equipment consist of buildings, leasehold improvements, furniture, fixtures, computer and communications equipment, power plants, tugs, barges, terminals, pipelines and software (externally purchased and developed for internal use). Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided by the straight-line method over the estimated useful life of the asset. Estimated useful lives are generally as follows: buildings—39 years; furniture and fixtures—7 years, computer and communications equipment—3 to 8 years; power plants—15 years; tugs and barges—15 years; and terminals and pipelines—3 to 25 years. Estimated useful lives for software costs are generally 3 to 5 years.

Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or, where applicable, the remaining term of the lease, but generally not exceeding: 25 years for building structural improvements and 15 years for other improvements.

Certain costs incurred in connection with internal-use software projects are capitalized and amortized over the expected useful life of the asset, generally 3 to 5 years.

Income Taxes.

Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SFAS No. 123R requires measurement of compensation cost for equity-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures. The Company determines the fair value of restricted stock units based on the number of units granted and the grant date fair value of the Company’s common stock, measured as the volume-weighted average price on the date of grant. The fair value of stock options is determined using the Black-Scholes valuation model and the single grant life method. Under the single grant life method, option awards with graded vesting are valued using a single weighted-average expected option life. Compensation expense for all stock-based payment awards is recognized using the graded vesting attribution method. The Employee Stock Purchase Plan (the “ESPP”) allows employees to purchase shares of the Company’s common stock at a 15% discount from market value. The Company expenses the 15% discount associated with the ESPP.

For stock-based awards issued prior to the adoption of SFAS No. 123R, the Company’s accounting policy for awards granted to retirement-eligible employees is to recognize compensation cost over the service period specified in the award terms. The Company accelerates any unrecognized compensation cost for such awards if and when a retirement-eligible employee leaves the Company.

For fiscal 2005 year-end stock-based compensation awards that were granted to retirement-eligible employees in December 2005, the Company recognized the compensation cost for such awards at the date of grant instead of over the service period specified in the award terms. As a result, the Company recorded non-cash incremental compensation expenses of approximately $260 million in fiscal 2006 for stock-based awards granted to retirement-eligible employees as part of the fiscal 2005 year-end award process and for awards granted to retirement-eligible employees, including new hires, in fiscal 2006. These incremental expenses were included within Compensation and benefits expense and reduced income before taxes within the Institutional Securities ($190 million), Global Wealth Management Group ($50 million) and Asset Management ($20 million) business segments.

Additionally, based on interpretive guidance related to SFAS No. 123R in the first quarter of fiscal 2006, the Company changed its accounting policy for expensing the cost of anticipated fiscal 2006 year-end equity awards that are granted to retirement-eligible employees in the first quarter of the following year. Effective December 1, 2005, the Company accrues the estimated cost of these awards over the course of the current fiscal year. As such, the Company accrued the estimated cost of fiscal 2007 year-end awards granted to retirement-eligible employees over the 2007 fiscal year rather than expensing the awards on the date of grant (which occurred in December 2007). The Company believes that this method of recognition for retirement-eligible employees is preferable because it better reflects the period over which the compensation is earned.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company had accrued the estimated cost of equity awards granted to retirement-eligible employees over the course of the fiscal year ended November 30, 2005 rather than expensing such awards at the grant date in December 2005, net income would have decreased during fiscal 2005. The approximate resulting pro forma net income would have been $4,684 million rather than the reported amount of $4,939 million. The approximate resulting impact on earnings per share for fiscal 2005 would have been a reduction in the reported amounts of earnings per basic share from $4.70 to $4.46 and earnings per diluted share from $4.57 to $4.34.

Translation of Foreign Currencies.    Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at year-end rates of exchange, and income statement accounts are translated at weighted average rates of exchange for the year. Gains or losses resulting from translating foreign currency financial statements, net of hedge gains or losses and related tax effects, are reflected in Accumulated other comprehensive income (loss), a separate component of Shareholders’ equity. Gains or losses resulting from remeasurement of foreign currency transactions are included in net income.

Goodwill and Intangible Assets.    Goodwill and indefinite-lived assets are not amortized and are reviewed annually (or more frequently under certain conditions) for impairment. Other intangible assets are amortized over their useful lives.

Investments in Unconsolidated Investees.    The Company invests in unconsolidated investees that own synthetic fuel production plants and in certain structured transactions not integral to the operations of the Company. The Company accounts for these investments under the equity method. The Company’s share of the (losses) generated by these investments is recorded within (Losses) gains from unconsolidated investees, and the applicable tax credits and the tax benefits associated with these operating losses are recorded within the Provision for income taxes.

Deferred Compensation Arrangements.    The Company maintains trusts, commonly referred to as rabbi trusts, in connection with certain deferred compensation plans. Assets of rabbi trusts are consolidated, and the value of the Company’s stock held in rabbi trusts is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company has included its obligations under certain deferred compensation plans in Employee stock trust. Shares that the Company has issued to its rabbi trusts are recorded in Common stock issued to employee trust. Both Employee stock trust and Common stock issued to employee trust are components of Shareholders’ equity. The Company recognizes the original amount of deferred compensation (fair value of the deferred stock award at the date of grant—see Note 18) as the basis for recognition in Employee stock trust and Common stock issued to employee trust. Changes in the fair value of amounts owed to employees are not recognized as the Company’s deferred compensation plans do not permit diversification and must be settled by the delivery of a fixed number of shares of the Company’s common stock.

Accounting Developments.

Limited Partnerships.    In June 2005, the Financial Accounting Standards Board (the “FASB”) ratified the consensus reached in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF Issue No. 04-5”). Under the provisions of EITF Issue No. 04-5, a general partner in a limited partnership is presumed to control that limited partnership and, therefore, should include the limited partnership in its consolidated financial statements, regardless of the amount or extent of the general partner’s interest unless a simple majority of the limited partners can vote to dissolve or liquidate the partnership or otherwise remove the general partner without having to show cause or the limited partners have substantive participating rights that can overcome the presumption of control by the general partner. EITF Issue No. 04-5 was effective immediately for all newly formed limited partnerships and existing limited partnerships for which the partnership agreements

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have been modified. For all other existing limited partnerships for which the partnership agreements have not been modified, the Company adopted EITF Issue No. 04-5 on December 1, 2006. The adoption of EITF Issue No. 04-5 on December 1, 2006 did not have a material impact on the Company’s consolidated financial statements.

Accounting for Certain Hybrid Financial Instruments.    In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” as amended (“SFAS No. 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), and permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. The Company adopted SFAS No. 155 on December 1, 2006. Since SFAS No. 159 incorporates accounting and disclosure requirements that are similar to SFAS No. 155, the Company decided to apply SFAS No. 159, rather than SFAS No. 155, to its fair value elections for hybrid financial instruments.

Accounting for Servicing of Financial Assets.    In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. The Company adopted SFAS No. 156 on December 1, 2006 and elected to fair value mortgage servicing rights (“MSRs”) held as of the date of adoption. This election did not have a material impact on the Company’s opening balance of Retained earnings as of December 1, 2006. The Company also elected to fair value MSRs acquired after December 1, 2006.

Accounting for Uncertainty in Income Taxes.    In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 on December 1, 2007 did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements.    In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and enhances disclosures requirements for fair value measurements. In addition, SFAS No. 157 disallows the use of block discounts when measuring financial instruments that trade with quoted prices in an active market. It also nullifies select guidance provided by EITF Issue No. 02-3, which prohibited the recognition of trading gains or losses at the inception of a derivative contract, unless the fair value of such derivative is based on a valuation technique that incorporates observable market data. SFAS No. 157 also requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including derivatives. Effective December 1, 2006, the Company elected early adoption of SFAS No. 157. In accordance with the provisions of SFAS No. 157 related to block discounts and EITF Issue No. 02-3, the Company recorded a cumulative effect adjustment of approximately $84 million after-tax as an increase to the opening balance of Retained earnings as of December 1, 2006, which was primarily associated with EITF Issue No. 02-3. The impact of considering the Company’s own credit spreads when measuring the fair value of liabilities, including derivatives, did not have a material impact on fair value measurements at the date of adoption. With the adoption of SFAS No. 157, the Company no longer applies the revenue recognition criteria of EITF Issue No. 02-3.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Benefit Plans.    In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Among other items, SFAS No. 158 required recognition of the overfunded or underfunded status of the Company’s defined benefit and postretirement plans as an asset or liability in the consolidated financial statements for the fiscal year ending November 30, 2007. The Company recorded an after-tax charge of $208 million to Shareholders’ equity upon the adoption of this requirement. SFAS No. 158 also requires the measurement of defined benefit and postretirement plan assets and obligations as of the end of the fiscal year. SFAS No. 158’s requirement to use the fiscal year-end date as the measurement date is effective for fiscal years ending after December 15, 2008. The Company expects to early adopt a fiscal year-end measurement date for its fiscal year ending November 30, 2008 and currently expects to record an after-tax charge of approximately $15 million to Shareholders’ equity upon adoption.

Fair Value Option.    In February 2007, the FASB issued SFAS No. 159, which provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. Effective December 1, 2006, the Company elected early adoption of SFAS No. 159 for certain eligible instruments, including certain equity method investments, certain loans and loan commitments, certain certificates of deposits and certain structured notes. Such instruments included loans and other financial instruments held by subsidiaries that are not registered broker-dealers as defined in the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, Brokers and Dealers in Securities, or that are not held by investment companies as defined in the AICPA Audit and Accounting Guide, Investment Companies. A substantial portion of these positions, as well as the financial instruments included within Other secured financings, had been accounted for by the Company at fair value prior to the adoption of SFAS No. 159. Financial instruments under the fair value option election are primarily reflected within Financial instruments owned and Financial instruments sold, not yet purchased in the consolidated statement of financial condition. As a result of the adoption of SFAS No. 159, the Company recorded a cumulative effect adjustment of approximately $102 million after-tax as an increase to the opening balance of Retained earnings as of December 1, 2006.

Offsetting of Amounts Related to Certain Contracts.    In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39”, (“FSP FIN 39-1”). FSP FIN 39-1 amends certain provisions of FIN 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset fair value amounts recognized for cash collateral receivables or payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN 39-1 on December 1, 2007 did not have a material impact on the Company’s consolidated financial statements.

Investment Company Accounting.    In June 2007, the AICPA issued Statement of Position (“SOP”) 07–1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA “Audit and Accounting Guide Investment Companies” (the “Guide”). SOP 07-1 addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1, as originally issued, was to be effective for the Company as

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of December 1, 2008. In May 2007, the FASB issued FSP FIN 46R-7, “Application of FIN 46R to Investment Companies,” (“FSP FIN 46R-7”) which amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities (“FIN 46R”) to make permanent the temporary deferral of the application of FIN 46R to entities within the scope of the revised audit guide under SOP 07-1. FSP FIN 46R-7 is effective upon adoption of SOP 07-1. The Company is currently evaluating the potential impact of adopting SOP 07-1 and FSP FIN 46R-7. In November 2007, the FASB issued a proposed FSP SOP 07-1-a to delay indefinitely the effective date of SOP 07-1.

Dividends on Share-Based Payment Awards.    In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF Issue No. 06-11”). EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to its income tax provision. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The Company is currently evaluating the potential impact of adopting EITF Issue No. 06-11.

Business Combinations.    In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 1, 2009.

Noncontrolling Interests.    In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of December 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Fair Value Disclosures.

Fair Value Measurements.

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. See Note 2 for a discussion of the Company’s policies regarding this hierarchy.

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of November 30, 2007:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of November 30, 2007

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of November 30, 2007
	(dollars in millions)
Assets
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements	$31,354	$—	$—	$—	$31,354
Financial instruments owned:
U.S. government and agency securities	11,038	12,189	660	—	23,887
Other sovereign government obligations	15,834	5,743	29	—	21,606
Corporate and other debt	223	110,443	37,058	—	147,724
Corporate equities	82,592	3,549	1,236	—	87,377
Derivative contracts(1)	4,526	90,654	21,601	(39,778)	77,003
Investments	953	249	13,068	—	14,270
Physical commodities	—	3,096	—	—	3,096

Total financial instruments owned	115,166	225,923	73,652	(39,778)	374,963
Securities received as collateral	68,031	14,191	7	—	82,229
Intangible assets(2)	—	428	—	—	428

Liabilities
Commercial paper and other short-term borrowings	$—	$3,068	$—	$—	$3,068
Deposits	—	3,769	—	—	3,769
Financial instruments sold, not yet purchased:
U.S. government and agency securities	8,208	13	—	—	8,221
Other sovereign government obligations	9,633	5,994	—	—	15,627
Corporate and other debt	16	6,454	1,122	—	7,592
Corporate equities	29,948	935	16	—	30,899
Derivative contracts(1)	7,031	86,968	15,663	(38,058)	71,604
Physical commodities	—	398	—	—	398

Total financial instruments sold, not yet purchased	54,836	100,762	16,801	(38,058)	134,341

Obligation to return securities received as collateral	68,031	14,191	7	—	82,229
Other secured financings	—	25,451	2,321	—	27,772
Long-term borrowings	—	37,994	398	—	38,392

(1)	Amounts represent the impact of counterparty netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included within that level.
(2)	Amount represents MSRs accounted for at fair value (see Note 5).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized or unrealized gains and losses on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories. Additionally, both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Fiscal Year Ended November 30, 2007

	Beginning Balance	Total Realized and Unrealized Gains or (Losses) Included in Income			Total Realized and Unrealized Gains or (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance
		Principal Transactions: Trading	Principal Transactions: Investments	Other Revenues
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$2	$134	$—	$—	$134	$524	$—	$660
Other sovereign government obligations	162	10	—	—	10	(143)	—	29
Corporate and other debt(1)	33,941	(5,999)	—	—	(5,999)	3,664	5,452	37,058
Corporate equities	1,040	62	—	—	62	(260)	394	1,236
Net derivative contracts(1)(2)	30	4,152	—	—	4,152	913	843	5,938
Investments(3)	3,879	—	2,538	—	2,538	6,651	—	13,068
Securities received as collateral	40	—	—	—	—	(33)	—	7
Other assets(4)	2,154	—	—	32	32	(2,186)	—	—

Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt(1)	$185	$(1,242)	$—	$—	$(1,242)	$(439)	$134	$1,122
Corporate equities	9	(58)	—	—	(58)	(55)	4	16
Obligation to return securities received as collateral	40	—	—	—	—	(33)	—	7
Other secured financings	4,724	—	—	—	—	(2,403)	—	2,321
Long-term borrowings	464	(114)	—	—	(114)	(185)	5	398

(1)	The net gains from Net derivative contracts and the net losses from Corporate and other debt resulted from market movements primarily associated with credit products and various credit linked instruments, respectively. The net gains in Level 3 Net derivative contracts were primarily driven by certain credit default swaps and other instruments associated with the Company’s credit products and securitized products activities. The net losses in Level 3 Corporate and other debt were primarily driven by certain asset-backed securities, including residential and commercial mortgage loans, and by corporate loans and loan commitments.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These results are only a component of the overall trading strategies of these businesses and do not take into consideration any related financial instruments that have been classified by the Company within the Level 1 and/or Level 2 categories. For example, the Company recorded offsetting net losses in Level 2 Net derivative contracts, which were primarily associated with the Company’s credit products and securitized products activities.

The Company reclassified certain Corporate and other debt and Net derivative contracts from Level 2 to Level 3 because certain significant inputs for the fair value measurement became unobservable. These reclassifications included transfers in the fourth quarter primarily related to the continued market and liquidity deterioration in the mortgage markets. The most material transfers into Level 3 were in commercial whole loans, residuals from residential securitizations, and interest-only commercial mortgage and agency bonds as well as commercial and residential credit default swaps.
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

The following table presents the amounts of unrealized gains or (losses) for the fiscal year ended November 30, 2007 relating to those assets and liabilities for which the Company utilized significant Level 3 inputs to determine fair value and that were still held by the Company at November 30, 2007:

Fiscal 2007 Unrealized Gains (Losses) for Level 3 Assets and Liabilities Still Held at November 30, 2007

	Fiscal Year Ended November 30, 2007
	Principal Transactions: Trading	Principal Transactions: Investments
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$49	$—
Other sovereign government obligations	2	—
Corporate and other debt	(4,528)	—
Corporate equities	515	—
Investments	—	1,492
Net derivative contracts	(3,294)	—

Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt	$(455)	$—
Corporate equities	(27)	—
Long-term borrowings	(116)	—

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Option.

The following table presents information about the eligible instruments for which the Company elected the fair value option and for which a transition adjustment was recorded as of December 1, 2006:

	Carrying Value of Instrument at December 1, 2006	Transition Adjustment to Retained Earnings Gain/(Loss)	Carrying Value of Instrument at December 1, 2006 (after Adoption of SFAS No. 159)
	(dollars in millions)
Financial instruments owned:
Corporate lending(1)	$8,587	$16	$8,603
Mortgage lending(2)	1,258	7	1,265
Investments(3)	1,305	13	1,318
Commercial paper and other short-term borrowings(4)	946	(1)	947
Deposits(5)	3,143	1	3,142
Long-term borrowings(4)	14,354	130	14,224

Pre-tax cumulative effect of adoption of the fair value option		166
Deferred taxes		64

Cumulative effect of adoption of the fair value option		$102

The transition adjustments were primarily related to the following:

(1)	Loans and loan commitments made in connection with Institutional Securities’ corporate lending activities. The fair value option was elected for these positions as they are generally risk managed on a fair value basis.
(2)	Certain mortgage lending products which are risk managed by the Institutional Securities business segment on a fair value basis. The Company did not elect the fair value option for other eligible mortgage lending products that were managed by the Discover business segment prior to the Discover Spin-off.
(3)	Certain investments that had been previously accounted for under the equity method, as well as certain interests in clearinghouses. The fair value option was elected only for positions that are risk managed on a fair value basis.
(4)	Structured notes and other hybrid long-term debt instruments. The fair value option was elected for these positions as they are risk managed on a fair value basis. The fair value option was elected for all such instruments issued after December 1, 2006 and a portion of the portfolio of instruments outstanding as of December 1, 2006. The fair value option was not elected for the remaining portion of the portfolio that existed as of December 1, 2006 due to cost-benefit considerations, including the operational effort involved.
(5)	Brokered and callable certificates of deposit issued by certain of the Company’s bank subsidiaries. The fair value option was elected for these positions as they are risk-managed on a fair value basis. The Company did not elect the fair value option for other eligible instruments within Deposits that were managed by the Discover business segment prior to the Discover Spin-off.

The following table presents gains and (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for fiscal year ended November 30, 2007:

Fiscal year ended November 30, 2007	Principal Transactions: Trading	Net Interest Revenue	Losses Included in the Year Ended November 30, 2007(1)
	(dollars in millions)
Commercial paper and other short-term borrowings	$(326)	$(5)	$(331)
Deposits	(5)	—	(5)
Long-term borrowings	(481)	(366)	(847)

(1)	In addition to these amounts, as discussed in Note 2, all of the instruments within Financial instruments owned or Financial instruments sold, not yet purchased are measured at fair value, either through the election of SFAS No. 159 or as required by other accounting pronouncements. Changes in the fair value of these instruments are recorded in Principal transactions—trading and Principal transactions—investment revenues.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2007, the aggregate contractual principal amount of loans for which the fair value option was elected exceeded the fair value of such loans by approximately $28,880 million. The aggregate fair value of loans that were 90 or more days past due as of November 30, 2007 was $6,588 million. The aggregate contractual principal amount of such loans 90 or more days past due exceeded their fair value by approximately $23,501 million. This difference in amount primarily emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.

For the fiscal year ended November 30, 2007, changes in the fair value of loans for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were losses of $2,258 million. Instrument-specific credit losses were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.

For the fiscal year ended November 30, 2007, the estimated changes in the fair value of the Company’s short-term and long-term borrowings, including structured notes, for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were gains of approximately $840 million. This gain was attributable to the widening of the Company’s credit spreads and was determined based upon observations of the Company’s secondary bond market spreads. As of November 30, 2007, the aggregate contractual principal amount of long-term debt instruments for which the fair value option was elected exceeded the fair value of such instruments by approximately $1,572 million.

The estimated change in the fair value of other liabilities for which the fair value option was elected that was attributable to changes in instrument-specific credit spreads was a loss of approximately $291 million in the fiscal year ended November 30, 2007. This loss was primarily related to leveraged loan contingent commitments and was attributable to the illiquid market conditions that existed late in the year. It was generally determined based on the differential between estimated expected client yields at November 30, 2007 and contractual yields.

Financial Instruments Not Measured at Fair Value.

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but nevertheless are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: Cash and cash equivalents, the cash component of Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements, Securities purchased under agreements to resell, Securities borrowed, Securities sold under agreements to repurchase, Securities loaned, Receivables—customers, Receivables—brokers, dealers and clearing organizations, Payables—customers, Payables—brokers, dealers and clearing organizations, certain Commercial paper and other short-term borrowings, and certain Deposits.

The Company’s long-term borrowings are recorded at historical amounts unless elected under the SFAS No. 159 fair value election or designated as a hedged item in a fair value hedge under SFAS No. 133. The fair value of the Company’s long-term borrowings was estimated using either quoted market prices or discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing arrangements. At November 30, 2007, the carrying value of the Company’s long-term borrowings was approximately $3.3 billion higher than fair value. At November 30, 2006, the carrying value of the Company’s long-term borrowings was approximately $1.8 billion less than fair value.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Collateralized Transactions.

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

	At November 30, 2007	At November 30, 2006
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$7,134	$12,111
Other sovereign government obligations	333	893
Corporate and other debt	32,530	44,237
Corporate equities	1,133	6,662

Total	$41,130	$63,903

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. At November 30, 2007 and November 30, 2006, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $948 billion and $942 billion, respectively, and the fair value of the portion that had been sold or repledged was $708 billion and $780 billion, respectively.

The Company additionally receives securities as collateral in connection with certain securities for securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the consolidated statement of financial condition. At November 30, 2007 and November 30,

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006, $82 billion and $65 billion, respectively, were reported as Securities received as collateral and an Obligation to return securities received as collateral in the consolidated statements of financial condition. Collateral received in connection with these transactions that was subsequently repledged was approximately $72 billion and $45 billion at November 30, 2007 and November 30, 2006, respectively.

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

5.    Securitization Activities and Variable Interest Entities.

Securitization Activities.    The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. Special purpose entities (“SPEs”), also known as variable interest entities (“VIEs”) are typically used in such securitization transactions. Transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the consolidated statements of income. Retained interests in securitized financial assets were approximately $5.3 billion at November 30, 2007, the majority of which were related to residential mortgage loan, commercial mortgage loan and U.S. agency collateralized mortgage obligation securitization transactions. Net gains at the time of securitization were not material in fiscal 2007.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information on the Company’s residential mortgage loan, commercial mortgage loan and U.S. agency collateralized mortgage obligation securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions at November 30, 2007 were as follows (dollars in millions):

	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations
Investment grade retained interests	$2,048	$678	$826
Non-investment grade retained interests	1,167	406	—

Total retained interests (carrying amount/fair value)	$3,215	$1,084	$826

Weighted average life (in months)	49	57	51
Range	1-322	0.5-139	1-271
Weighted average discount rate (per annum)	12.55%	8.48%	6.04%
Range	1.12-74.10%	3.00-16.83%	0.75-18.12%
Impact on fair value of 10% adverse change	$(114)	$(14)	$(16)
Impact on fair value of 20% adverse change	$(218)	$(28)	$(31)
Weighted average credit losses (rate per annum)	4.52%	3.24%	0.00%
Range	0.00-12.00%	0.00-13.69%	0.00-0.00%
Impact on fair value of 10% adverse change	$(215)	$(5)	$—
Impact on fair value of 20% adverse change	$(371)	$(10)	$—
Weighted average prepayment speed assumption (“PSA”)(1)(2)	1,173	—	301
Range	188-2,250PSA	—	167-718PSA
Impact on fair value of 10% adverse change	$(118)	$—	$(7)
Impact on fair value of 20% adverse change	$(194)	$—	$(19)

(1)	Amounts for residential mortgage loans exclude positive valuation effects from immediate 10% and 20% changes.
(2)	Commercial mortgage loans typically contain provisions that either prohibit or economically penalize the borrower from prepaying the loan for a specified period of time.

The weighted average assumptions and parameters used initially to value retained interests in relation to securitizations that were still held by the Company as of November 30, 2007 were as follows:

	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations
Weighted average life (in months)	45	64	72
Weighted average discount rate (rate per annum)	9.51%	6.87%	5.79%
Weighted average credit losses (rate per annum)	2.23%	1.54%	—
Weighted average prepayment speed assumptions	1,842	—	258

The tables above do not include the offsetting benefit of any financial instruments that the Company may utilize to hedge risks inherent in its retained interests. In addition, the sensitivity analysis is hypothetical and should be used with caution. Changes in fair value based on a 10% or 20% variation in an assumption generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. In addition, the sensitivity analysis does not consider any corrective action that the Company may take to mitigate the impact of any adverse changes in the key assumptions.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2007, fiscal 2006 and fiscal 2005, the Company received proceeds from new securitization transactions of $64 billion, $68 billion and $65 billion, respectively, and cash flows from retained interests in securitization transactions of $6.0 billion, $6.0 billion and $7.1 billion, respectively.

Mortgage Servicing Rights.    The Company may retain servicing rights to certain mortgage loans that are sold through its securitization activities. These transactions create an asset referred to as MSRs, which are included within Intangible assets in the consolidated statements of financial condition.

The following table presents information about the Company’s MSRs, which relate to its mortgage loan business activities (dollars in millions):

Fiscal 2007
Fair value as of the beginning of the period	$93
Additions:
Purchases of servicing assets(1)	306
Servicing assets that result from transfers of financial assets	549

Total additions	855
Subtractions:
Sales/disposals	(372)
Changes in fair value(2)	(148)

Fair value as of the end of the period	$428

Amount of contractually specified(2):
Servicing fees	$170
Late fees	26
Ancillary fees	1

$197

(1)	Amount includes MSRs obtained in connection with the Company’s acquisition of Saxon Capital, Inc. (see Note 23).
(2)	These amounts are recorded within Other revenues in the Company’s consolidated statements of income.

Fiscal 2007
Assumptions Used in Measuring Fair Value:
Weighted average discount rate	18.11%
Weighted average prepayment speed assumption	713PSA

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

Variable Interest Entities.    FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities,” applies to certain entities in which equity investors do not have the characteristics of a

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns or both, as a result of holding variable interests. The Company consolidates entities in which it is the primary beneficiary. For those entities deemed to be qualifying special purpose entities (as defined in SFAS No. 140), the Company does not consolidate the entity. See Note 1 regarding the characteristics of qualifying special purpose entities.

The Company is involved with various entities in the normal course of business that may be deemed to be VIEs. The Company’s variable interests in VIEs include debt and equity interests, commitments, guarantees and derivative instruments. The Company’s involvement with VIEs arises primarily from:

•	Purchased, sold and retained interests in connection with market making and securitization activities.

•	Guarantees issued and residual interests retained in connection with municipal bond securitizations.

•	Loans and investments made to VIEs that hold debt, equity, real estate or other assets.

•	Derivatives entered into with variable interest entities.

•	Structuring of credit linked notes or other asset-repackaged notes designed to meet the investment objectives of clients.

•	Other structured transactions designed to provide enhanced, tax-efficient yields to the Company or its clients.

The following table sets forth the Company’s total assets and maximum exposure to loss associated with VIEs that the Company consolidated at November 30, 2007. The Company accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as Other secured financings in the consolidated statement of financial condition (dollars in millions):

	VIE Assets That the Company Consolidates	As of November 30, 2007 Maximum Exposure to Loss in Consolidated VIEs(1)
		Debt and Equity Interests	Derivatives	Commitments and Guarantees	Total
Mortgage and asset-backed securitizations	$5,916	$1,746	$4	$—	$1,750
Municipal bond trusts	828	1	—	827	828
Credit and real estate(2)	5,130	2,515	3,320	—	5,835
Commodities financing	1,170	—	328	—	328
Other structured transactions	9,403	8,868	—	9	8,877

	$22,447	$13,130	$3,652	$836	$17,618

(1)	The Company’s maximum exposure to loss often differs from the carrying value of the VIE’s assets. The maximum exposure to loss is dependent on the nature of the Company’s variable interest in the VIEs and is limited to the notional amounts of certain liquidity facilities, other credit support, total return swaps, written put options, and the fair value of certain other derivatives and investments the Company has made in the VIEs. Where notional amounts are utilized in quantifying maximum exposure related to derivatives, such amounts do not reflect writedowns already recorded by the Company. The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company may utilize to hedge these risks associated with the Company’s variable interests.
(2)	The Company’s maximum exposure to loss associated with Credit and real estate VIEs exceeds the consolidated assets of these entities. This is due to the inclusion in this category of certain VIEs that typically hold a limited amount of non-derivative security positions and instead obtain market exposure through the use of derivatives. Given the use of such derivatives, the risk of loss associated with such entities typically exceeds the carrying value of their assets. The Company’s maximum exposure to loss associated with such consolidated variable interest entities is generally limited to the notional amount of the Company’s derivatives entered into with the VIE and the fair value of any non-derivative security positions held by the Company.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the Company’s total assets and maximum exposure to loss associated with non-consolidated VIEs in which the Company had significant variable interests at November 30, 2007 (dollars in millions):

	VIE Assets That the Company Does not Consolidate	As of November 30, 2007 Maximum Exposure to Loss in Non-consolidated VIEs (1)
		Debt and Equity Interests	Derivatives	Commitments and Guarantees	Total
Mortgage and asset-backed securitizations	$7,234	$155	$125	$—	$280
Credit and real estate	20,265	12,987	200	68	13,255
Other structured transactions	10,218	1,967	—	474	2,441

	$37,717	$15,109	$325	$542	$15,976

(1)	The Company’s maximum exposure to loss often differs from the carrying value of the VIE’s assets. The maximum exposure to loss is dependent on the nature of the Company’s variable interest in the VIEs and is limited to the notional amounts of certain liquidity facilities, other credit support, total return swaps, written put options, and the fair value of certain other derivatives and investments the Company has made in the VIEs. Where notional amounts are utilized in quantifying maximum exposure related to derivatives, such amounts do not reflect writedowns already recorded by the Company. The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company may utilize to hedge these risks associated with the Company’s variable interests.

At November 30, 2006, in connection with its Institutional Securities business, the aggregate size of VIEs for which the Company was the primary beneficiary of the entities was approximately $20.4 billion, which is the carrying amount of the consolidated assets recorded as Financial instruments owned that are collateral for the entities’ obligations. At November 30, 2006, also in connection with its Institutional Securities business, the aggregate size of the entities for which the Company holds significant variable interests was approximately $34.7 billion.

6.    Sales and Trading Activities.

The Company’s institutional sales and trading activities are conducted through the integrated management of its client-driven and proprietary transactions along with the hedging and financing of these positions. Sales and trading activities include revenues from customer purchases and sales of financial instruments in which the Company acts as principal and gains and losses on the Company’s positions. The Company also engages in proprietary trading activities for its own account. Revenues from sales and trading activities are reflected in Principal transactions—trading, Commissions, Interest and dividends, and Interest expense in the consolidated statement of income.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The nature of the Company’s risks, coupled with this risk management philosophy, informs the Company’s risk governance structure. The Company’s risk governance structure includes the Firm Risk Committee, the Capital Structure and Strategic Transactions Committee, the Chief Risk Officer, the Internal Audit Department, independent control groups, and various risk control managers, committees and groups located within and across the business segments.

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

The Chief Risk Officer, a member of the Firm Risk Committee, oversees compliance with Company risk limits; approves certain excessions of Company risk limits; reviews material market, credit and operational risks; and reviews results of risk management processes with the Audit Committee.

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

Each of the Company’s business segments also has designated operations officers, committees and groups, including operations and information technology groups (collectively, “Segment Control Groups” and, together

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the Company Control Groups, the “Control Groups”) to manage and monitor specific risks and report to the business segment risk committee. The Control Groups work together to review the risk monitoring and risk management policies and procedures relating to, among other things, the business segment’s market, credit and operational risk profile, sales practices, reputation, legal enforceability, and operational and technological risks. Participation by the senior officers of the Control Groups helps ensure that risk policies and procedures, exceptions to risk limits, new products and business ventures, and transactions with risk elements undergo a thorough review.

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

Credit Risk.    Credit risk refers to the risk of loss arising from borrower or counterparty default when a borrower, counterparty or obligor does not meet its financial obligations. The Company incurs significant, “single name” credit risk exposure through the Institutional Securities business. This type of risk requires credit analysis of specific counterparties, both initially and on an ongoing basis.

The Institutional Credit Department (“Institutional Credit”) manages credit risk exposure for the Institutional Securities business. Institutional Credit is responsible for ensuring transparency of material credit risks, ensuring compliance with established limits, approving material extensions of credit, and escalating risk concentrations to appropriate senior management.

Concentration Risk.    The Company is subject to concentration risk by holding large positions in certain types of securities, loans or commitments to purchase securities of a single issuer, including sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries, or issuers engaged in a particular industry. Financial instruments owned by the Company include U.S. government and agency securities and securities issued by other sovereign governments (principally Japan, United Kingdom, Germany and Brazil), which, in the aggregate, represented approximately 4% of the Company’s total assets at November 30, 2007. In addition, substantially all of the collateral held by the Company for resale agreements or bonds borrowed, which together represented approximately 19% of the Company’s total assets at November 30, 2007, consist of securities issued by the U.S. government, federal agencies or other

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sovereign government obligations. Positions taken and commitments made by the Company, including positions taken and underwriting and financing commitments made in connection with its private equity, principal investment and lending activities, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment grade issuers. In addition, the Company may originate or purchase certain residential and commercial mortgage loans that could contain certain terms and features that may result in additional credit risk as compared with more traditional types of mortgages. Such terms and features may include loans made to borrowers subject to payment increases or loans with high loan-to-value ratios. The Company seeks to limit concentration risk through the use of the systems and procedures described in the preceding discussions of risk management, market risk and credit risk.

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

Derivative Contracts.    The amounts in the following table represent the fair value of exchange traded and OTC options and other contracts (including interest rate, foreign exchange, and other forward contracts and swaps). Derivatives included are held for trading and investment, as well as for asset and liability management. Derivatives are disclosed net of offsetting positions in situations where netting is appropriate. The asset amounts are not reported net of non-cash collateral, which the Company obtains with respect to certain of these transactions to reduce its exposure to credit losses.

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

The Company’s derivatives (both listed and OTC), net of cash collateral, at November 30, 2007 and November 30, 2006 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At November 30, 2007		At November 30, 2006
Product Type	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$33,804	$19,515	$19,444	$15,688
Foreign exchange forward contracts and options	7,755	9,372	7,325	7,725
Equity securities contracts (including equity swaps, warrants and options)	19,913	27,887	16,705	23,155
Commodity forwards, options and swaps	15,531	14,830	11,969	10,923

Total	$77,003	$71,604	$55,443	$57,491

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Consumer Loans.

Consumer loans, which primarily related to general purpose credit card and consumer installment loans of DFS, were as follows:

At November 30, 2006
(dollars in millions)
General purpose credit card and consumer installment	$23,746
Less:
Allowance for consumer loan losses	831

Consumer loans, net	$22,915

Activity in the allowance for consumer loan losses was as follows:

	Fiscal 2006	Fiscal 2005
	(dollars in millions)
Balance at beginning of period	$838	$943
Additions:
Provision for consumer loan losses(1)	756	878
Purchase of consumer loans(2)	55	—
Deductions:
Charge-offs	(1,001)	(1,145)
Recoveries(1)	174	167

Net charge-offs	(827)	(978)
Translation adjustments and other	9	(5)

Balance at end of period	$831	$838

(1)	Amounts included in discontinued operations.
(2)	Amounts relate to the Company’s acquisition of Goldfish (see Note 23) and other acquisitions.

At November 30, 2006, $5,570 million of the Company’s consumer loans had minimum contractual maturities of less than one year. Because of the uncertainty regarding consumer loan repayment patterns, which historically had been higher than contractually required minimum payments, this amount may not have necessarily been indicative of the Company’s actual consumer loan repayments.

The Company received net proceeds from consumer loan sales of $5,301 million in fiscal 2007 through the date of the Discover Spin-off. The Company received net proceeds from consumer loan sales of $11,532 million and $10,525 million in fiscal 2006 and fiscal 2005, respectively.

The Company’s U.S. consumer loan portfolio as of November 30, 2006, including securitized loans, was geographically diverse, with a distribution approximating that of the population of the U.S.

At November 30, 2006, $2.3 billion of the Company’s consumer loans were classified as held for sale. On June 30, 2007, the Company completed the Discover Spin-off (see Note 22 for further information).

Credit Card Securitization Activities.    The Company’s retained interests in Discover’s credit card asset securitizations included undivided seller’s interests, accrued interest receivable on securitized credit card

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receivables, cash collateral accounts, servicing rights, rights to any excess cash flows (“Residual Interests”) remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses, and other retained interests. The undivided seller’s interests less an applicable allowance for loan losses were recorded in Consumer loans. The Company’s undivided seller’s interests rank pari passu with investors’ interests in the securitization trusts, and the remaining retained interests were subordinate to investors’ interests. Accrued interest receivable and certain other subordinated retained interests were recorded in Other assets at amounts that approximated fair value. The Company received annual servicing fees of 2% of the investor principal balance outstanding. The Company did not recognize servicing assets or servicing liabilities for servicing rights as the servicing contracts provided just adequate compensation, as defined in SFAS No. 140 to the Company for performing the servicing. Residual Interests and cash collateral accounts were recorded in Other assets and reflected at fair value. The retained interests were subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trusts had no recourse to the Company’s other assets for failure of cardmembers to pay when due.

The uncollected balances of securitized general purpose credit card loans were $26.7 billion at November 30, 2006.

The Company no longer has retained interests in Discover’s credit card asset securitizations after the completion of the Discover Spin-off on June 30, 2007.

8.    Other Investments.

Other investments of $4,524 million and $3,232 million as of November 30, 2007 and November 30, 2006, respectively, primarily include investments in unconsolidated investees that are accounted for under the equity method of accounting (see Note 9).

Beginning in the second quarter of fiscal 2007, the Company purchased certain debt securities that were classified as “securities available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). During fiscal 2007, $4.3 billion of securities available for sale were sold for a loss of $74 million. In the fourth quarter of fiscal 2007, the Company determined that it no longer intends to hold the remaining securities in this portfolio until the fair value of the securities recover to a level that exceeds their initial cost. Accordingly, the Company recorded an other-than-temporary impairment charge of $437 million in Principal transactions-trading revenues in the consolidated statement of income on these securities in the fourth quarter of fiscal 2007 and reclassified $8.1 billion to Financial instruments owned in the consolidated statement of financial condition effective November 30, 2007. This other-than-temporary impairment charge represented all unrealized losses for these securities.

9.    Investments in Unconsolidated Investees.

The Company invests in unconsolidated investees that own synthetic fuel production plants and in certain structured transactions not integral to the operations of the Company. The Company accounts for these investments under the equity method of accounting.

Losses from these investments were $47 million, $40 million and $311 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Synthetic Fuel Production Plants.    The Company’s share of the operating losses generated by these investments is recorded within (Losses) gains from unconsolidated investees, and the tax credits and the tax benefits associated with these operating losses are recorded within the Provision for income taxes.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below provides information regarding the losses from unconsolidated investees, tax credits and tax benefits on the losses:

	Fiscal Year
	2007	2006	2005
	(dollars in millions)
Losses from unconsolidated investees	$140	$225	$311
Tax credits	113	156	336
Tax benefits on losses	55	89	124

Synthetic fuels tax credits were granted under Section 45K of the Internal Revenue Code. Synthetic fuels tax credits were available in full only when the price of oil was less than a base price specified by the tax code, as adjusted for inflation (“Base Price”). The Base Price for each calendar year is determined by the Secretary of the Treasury by April 1 of the following year. If the annual average price of a barrel of oil in 2007 exceeds the applicable Base Price, the synthetic fuels tax credits generated by the Company’s synthetic fuel facilities will be phased out, on a ratable basis, over the phase-out range. Synthetic fuels tax credits realized in prior years are not affected by this limitation. Based on fiscal year to date and futures prices at November 30, 2007, the Company estimates that there will be a partial phase-out of tax credits earned in fiscal 2007. The impact of this anticipated partial phase-out is included within (Losses) gains from unconsolidated investees and the Provision for income taxes for the fiscal year ended November 30, 2007. Under current tax law, the Section 45K synthetic fuels tax credits expired on December 31, 2007.

The Company had entered into derivative contracts designed to reduce its exposure to rising oil prices and the potential phase-out of the synthetic fuels tax credits. Changes in fair value relative to these derivative contracts are included within Principal transactions—trading revenues.

Structured Transactions.    Gains from unconsolidated investees associated with investments in certain structured investments were $93 million in fiscal 2007 and $185 million in fiscal 2006.

10.    Goodwill and Net Intangible Assets.

The Company completed its annual goodwill impairment testing, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), as of December 1, 2006 and December 1, 2005. During the quarter ended August 31, 2007, the Company changed the date of its annual goodwill impairment testing to June 1 in order to move the impairment testing outside of the Company’s normal year-end reporting process to a date when resources are less constrained. The Company believes that the resulting change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. Goodwill impairment tests performed as of June 1, 2007 and December 1, 2006 and December 1, 2005 concluded that no impairment charges were required as of those dates. The Company determined that the change in accounting principle related to the annual testing date is preferable under the circumstances and does not result in adjustments to the Company’s financial statements when applied retrospectively. Additionally, due to the deterioration in the Company’s subprime-related activities, the Company performed an interim impairment test of goodwill subsequent to its annual testing date of June 1, which did not result in an impairment.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of the Company’s goodwill and intangible assets for fiscal 2007 and fiscal 2006 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Total
	(dollars in millions)
Goodwill:
Balance as of November 30, 2005	$444	$540	$966	$256	$2,206
Foreign currency translation adjustments	—	49	—	31	80
Goodwill acquired during the year(1)	257	—	2	247	506

Balance as of November 30, 2006	701	589	968	534	2,792
Foreign currency translation adjustments	—	18	—	2	20
Goodwill acquired during the year(2)	862	3	207	—	1,072
Goodwill disposed of during the year(3)	(8)	(313)	(3)	(536)	(860)

Balance as of November 30, 2007	$1,555	$297	$1,172	$—	$3,024

Intangible assets:
Balance as of November 30, 2005	$227	$—	$—	$67	$294
Intangible assets acquired during the year and other(1)(4)	253	—	4	130	387
Foreign currency translation adjustments	—	—	—	16	16
Amortization expense(5)	(33)	—	(1)	(12)	(46)

Balance as of November 30, 2006	447	—	3	201	651
Intangible assets acquired during the year(2)	473	—	242	5	720
Intangible assets disposed of during the year(3)	(49)	—	(3)	(200)	(252)
Amortization expense(5)	(57)	—	(9)	(6)	(72)

Balance as of November 30, 2007	$814	$—	$233	$—	$1,047

(1)	Institutional Securities activity primarily represents goodwill and intangible assets acquired in connection with the Company’s acquisition of TransMontaigne Inc., Heidmar Group and Morgan Stanley Bank International (China) Limited (formerly Nan Tung Bank Ltd. Zhuhai). Discover activity represents goodwill and intangible assets acquired in connection with the Company’s acquisition of Goldfish and other acquisitions (see Note 23).
(2)	Institutional Securities activity primarily represents goodwill and intangible assets acquired in connection with the Company’s joint venture with JM Financial and the Company’s acquisitions of Saxon Capital, Inc. and CityMortgage Bank. Asset Management activity primarily represents goodwill and intangible assets acquired in connection with the Company’s acquisition of FrontPoint Partners (see Note 23).
(3)	Global Wealth Management Group activity primarily represents goodwill disposed of in connection with the Company’s sale of Quilter. Discover activity represents goodwill and intangible assets disposed of in connection with the Discover Spin-off (see Note 22).
(4)	Effective December 1, 2006, mortgage servicing rights have been included in net intangible assets. During fiscal 2006 amounts were reclassified to conform with the current presentation. See Note 5 for further information on the Company’s mortgage servicing rights.
(5)	Amortization expense for Discover is included in discontinued operations.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortizable intangible assets were as follows:

	At November 30, 2007		At November 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in millions)
Amortizable intangible assets:
Trademarks	$129	$22	$193	$15
Technology-related	151	75	153	55
Customer relationships	140	22	214	25
Management contracts	220	8	—	—
Other	154	48	107	14

Total amortizable intangible assets	$794	$175	$667	$109

Amortization expense associated with intangible assets is estimated to be approximately $49 million per year over the next five fiscal years.

11.    Deposits.

Deposits were as follows:

	At November 30, 2007	At November 30, 2006
	(dollars in millions)
Demand, passbook and money market accounts	$27,186	$14,872
Consumer certificate accounts(1)	3,993	4,076
$100,000 minimum certificate accounts	—	9,395

Total	$31,179	$28,343

(1)	Certain consumer certificate accounts are carried at fair value under the fair value option (see Note 3).

The weighted average interest rates of interest-bearing deposits outstanding during fiscal 2007 and fiscal 2006 were 3.6% and 4.4%, respectively.

At November 30, 2007, interest-bearing deposits maturing over the next five years were as follows:

Fiscal Year	(dollars in millions)
2008	$30,992
2009	—
2010	10
2011	76
2012	10

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Commercial Paper and Other Short-Term Borrowings.

The table below summarizes certain information regarding commercial paper and other short-term borrowings for fiscal 2007 and fiscal 2006:

	At November 30,
	2007	2006
	(dollars in millions)
Commercial paper:
Balance at year-end	$22,596	$22,433

Average amount outstanding	$25,362	$23,962

Weighted average interest rate on year-end balance	4.8%	4.6%

Other short-term borrowings(1)(2):
Balance at year-end	$11,899	$6,659

Average amount outstanding	$8,947	$7,773

(1)	These borrowings included bank loans, Federal Funds and bank notes.
(2)	Certain structured short-term borrowings are carried at fair value under the fair value option. See Note 3 for additional information.

The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper, which consists of three separate tranches: a U.S. dollar tranche; a Japanese yen tranche; and a multicurrency tranche available in both euro and British pound, all of which exist with the Company as the sole borrower. Under this combined facility (the “Credit Facility”), the banks are committed to provide up to $7.6 billion under the U.S. dollar tranche, 80 billion Japanese yen under the Japanese yen tranche and $3.25 billion under the multicurrency tranche. The Credit Facility expires on April 16, 2008 and includes a term-out feature that allows the Company, at its option, to extend borrowings under the Credit Facility for an additional one year beyond the expiration date. At November 30, 2007, the Company had a $13.8 billion consolidated stockholders’ equity surplus as compared with the Credit Facility’s covenant requirement.

The Company anticipates that it may utilize the Credit Facility for short-term funding from time to time. The Company does not believe that any of the covenant requirements in its Credit Facility will impair the ability to obtain funding under the Credit Facility, pay its current level of dividends, or obtain loan arrangements, letters of credit and other financial guarantees or other financial accommodations. At November 30, 2007, no borrowings were outstanding under the Credit Facility.

The Company also maintains a committed bilateral credit facility to support general liquidity needs. This facility is expected to be drawn from time to time to cover short-term funding needs.

In addition, the Company, through several of its subsidiaries, maintains several funded committed credit facilities to support various businesses, including the collateralized commercial and residential mortgage whole loan, derivative contracts, warehouse lending, emerging market loan, structured product, corporate loan, investment banking and prime brokerage businesses.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Long-Term Borrowings.

Maturities and Terms.    Long-term borrowings at fiscal year-end consisted of the following:

	U.S. Dollar			Non-U.S. Dollar(1)			At November 30,
	Fixed Rate	Floating Rate(2)	Index Linked(3)	Fixed Rate	Floating Rate(2)	Index Linked(3)	2007 Total(4)	2006 Total(4)
	(dollars in millions)
Due in fiscal 2007	$—	$—	$—	$—	$—	$—	$—	$18,274
Due in fiscal 2008	1,592	17,679	5,305	1,339	4,136	757	30,808	33,758
Due in fiscal 2009	1,993	11,717	2,923	3,134	1,041	2,735	23,543	11,907
Due in fiscal 2010	3,709	5,499	3,204	2,309	1,538	3,279	19,538	11,597
Due in fiscal 2011	5,786	1,795	1,119	1,930	728	1,696	13,054	11,123
Due in fiscal 2012	6,958	2,600	1,658	5,118	6,262	4,051	26,647	13,660
Thereafter	24,337	6,001	3,227	14,467	17,024	11,978	77,034	44,659

Total	$44,375	$45,291	$17,436	$28,297	$30,729	$24,496	$190,624	$144,978

Weighted average coupon at fiscal year-end	5.6%	5.2%	n/a	4.3%	4.8%	n/a	5.0%	5.0%

(1)	Weighted average coupon was calculated utilizing non-U.S. dollar interest rates.
(2)	U.S. dollar contractual floating rate borrowings bear interest based on a variety of money market indices, including London Interbank Offered Rates (“LIBOR”) and Federal Funds rates. Non-U.S. dollar contractual floating rate borrowings bear interest based primarily on Euribor floating rates.
(3)	Amounts include borrowings that are equity-linked, credit-linked, commodity-linked or linked to some other index.
(4)	Amounts include an increase of approximately $164 million at November 30, 2007 and a decrease of approximately $326 million at November 30, 2006 to the carrying amount of certain of the Company’s long-term borrowings associated with fair value hedges under SFAS No. 133.

The Company’s long-term borrowings included the following components:

	At November 30,
	2007	2006
	(dollars in millions)
Senior debt	$181,733	$136,213
Subordinated debt	4,015	3,881
Junior subordinated debentures	4,876	4,884

Total	$190,624	$144,978

Senior debt securities often are denominated in various non-U.S. dollar currencies and may be structured to provide a return that is equity-linked, credit-linked, commodity-linked or linked to some other index (e.g., the consumer price index). Senior debt also may be structured to be callable by the Company or extendible at the option of holders of the senior debt securities. Debt containing provisions that effectively allow the holders to put or extend the notes aggregated $6,736 million at November 30, 2007 and $16,016 million at November 30, 2006. Subordinated debt and junior subordinated debentures typically are issued to meet the capital requirements of the Company or its regulated subsidiaries and primarily are U.S. dollar denominated.

Senior Debt—Structured Borrowings.    The Company’s index-linked, equity-linked or credit-linked borrowings include various structured instruments whose payments and redemption values are linked to the performance of a specific index (e.g., Standard & Poor’s 500), a basket of stocks, a specific equity security, a credit exposure or basket of credit exposures. To minimize the exposure resulting from movements in the underlying index, equity,

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit or other position, the Company has entered into various swap contracts and purchased options that effectively convert the borrowing costs into floating rates based upon LIBOR. These instruments are included in the preceding table at their redemption values based on the performance of the underlying indices, baskets of stocks, or specific equity securities, credit or other position or index. The Company accounts for these structured borrowings containing embedded derivatives which, prior to the adoption of SFAS No. 159, were bifurcated from the hybrid notes and accounted for at fair value. Effective December 1, 2006, the Company applied the fair value election in certain cases to these hybrid notes. The swaps and purchased options used to economically hedge the embedded features are derivatives, and also are carried at fair value. Changes in fair value related to the notes and economic hedges are reported in Principal transactions trading revenues.

Subordinated Debt and Junior Subordinated Debentures.    Included in the Company’s long-term borrowings are subordinated notes (including the Series F notes issued by MS&Co. discussed below) of $4,015 million having a contractual weighted average coupon of 4.77% at November 30, 2007 and $3,881 million having a weighted average coupon of 4.77% at November 30, 2006. Junior subordinated debentures outstanding by the Company were $4,876 million at November 30, 2007 and $4,884 million at November 30, 2006 having a contractual weighted average coupon of 6.37% at November 30, 2007 and 6.51% at November 30, 2006. Maturities of the subordinated and junior subordinated notes range from fiscal 2011 to fiscal 2046. Maturities of certain junior subordinated debentures can be extended to 2067 at the Company’s option.

At November 30, 2007, MS&Co. had a $25 million 7.82% fixed rate subordinated Series F note outstanding. The note matures in fiscal 2016. The terms of the note contain restrictive covenants that require, among other things, MS&Co. to maintain specified levels of Consolidated Tangible Net Worth and Net Capital, each as defined therein. As of November 30, 2007, MS&Co. was in compliance with these restrictive covenants.

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

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Weighted average coupon of long-term borrowings at fiscal year-end(1)	5.0%	5.0%	4.6%

Effective average borrowing rate for long-term borrowings after swaps at fiscal year-end(1)	5.1%	5.0%	4.1%

(1)	Included in the weighted average and effective average calculations are non-U.S. dollar interest rates.

Subsequent to fiscal year-end and through December 31, 2007, the Company’s long-term borrowings (net of repayments) increased by approximately $10 billion. In addition, the Company sold Equity Units to a wholly-owned subsidiary of China Investment Corporation Ltd. (“CIC”) for approximately $5,579 million.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Capital Units.

The Company had Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc (“MSF”), a U.K. subsidiary. A Capital Unit consisted of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may have been accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares of the Company’s Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $66 million at November 30, 2006.

The Company redeemed all $66 million of the outstanding Capital Units on February 28, 2007.

15.    Commitments, Guarantees and Contingencies.

Commitments.

The Company’s commitments as of November 30, 2007 are summarized below by period of expiration. Since commitments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees(1)	$10,790	$4	$4	$—	$10,798
Letters of credit issued by subsidiaries that are guaranteed by the Company	197	1,186	194	3,674	5,251
Investment activities(2)	318	238	108	647	1,311
Investment grade primary lending commitments(3)(4)	19,656	5,791	23,323	1,421	50,191
Non-investment grade primary lending commitments(3)(4)	789	1,072	3,931	14,220	20,012
Investment grade secondary lending commitments(4)(5)	—	—	—	1,406	1,406
Non-investment grade secondary lending commitments(4)(5)	81	27	151	2,090	2,349
Commitments for secured lending transactions(6)	3,824	4,095	1,073	2,628	11,620
Commercial and residential mortgage-related commitments(7)	5,680	—	—	—	5,680
Other commitments(8)	964	19	5	—	988

Total	$42,299	$12,432	$28,789	$26,086	$109,606

(1)	This amount primarily represents the Company’s outstanding letters of credit and other financial guarantees issued by third-party banks to certain of the Company’s counterparties. The Company is contingently liable for these letters of credit and other financial guarantees, which are primarily used to satisfy various collateral and margin requirements.
(2)	This amount represents commitments associated with the Company’s real estate, private equity and principal investment activities, which include alternative products.
(3)	The Company’s investment grade and non-investment grade primary lending commitments are made in connection with corporate lending and other business activities. Credit ratings for commitments are determined by the Company’s Institutional Credit Department using methodologies generally consistent with those employed by external rating agencies. Obligor credit ratings of BB+ or lower are considered non-investment grade.
(4)	The Company records these commitments at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the consolidated statement of financial condition (see Note 3).
(5)	This amount represents commitments associated with the Company’s Institutional Securities sales and trading activities.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)	This amount represents lending commitments extended by the Company to companies that are secured by real estate assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower. This amount also includes commitments to asset-backed commercial paper conduits of $1,246 million, which have maturities of less than four years.
(7)	These amounts represent the Company’s forward purchase contracts involving mortgage loans, residential mortgage loan commitments to individuals and residential home equity lines of credit.
(8)	This amount includes commercial loan commitments to small businesses and commitments related to securities-based lending activities in connection with the Company’s Global Wealth Management Group business.

At November 30, 2007, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $107 billion and $26 billion, respectively.

Premises and Equipment.    The Company has non-cancelable operating leases covering premises and equipment. At November 30, 2007, future minimum rental commitments under such leases (net of subleases, principally on office rentals) were as follows (dollars in millions):

Fiscal Year
2008	$549
2009	504
2010	403
2011	348
2012	328
Thereafter	2,732

The total of minimum rentals to be received in the future under non-cancelable subleases as of November 30, 2007 was $96 million.

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense, net of sublease rental income, was $604 million, $470 million and $571 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The net rent expense for fiscal 2005 included $105 million related to the lease adjustment charge recorded in the first quarter of fiscal 2005 (see Note 26).

In connection with its commodities business, the Company enters into operating leases for both crude oil and refined products storage and for vessel charters. These operating leases are integral parts of the Company’s commodities risk management business. At November 30, 2007, future minimum rental commitments under such leases were as follows (dollars in millions):

Fiscal Year
2008	$650
2009	357
2010	212
2011	117
2012	93
Thereafter	123

Guarantees.

The Company has certain obligations under certain guarantee arrangements, including contracts and indemnification agreements that contingently require a guarantor to make payments to the guaranteed party based

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on changes in an underlying measure (such as an interest or foreign exchange rate, security or commodity price, an index or the occurrence or non-occurrence of a specified event) related to an asset, liability or equity security of a guaranteed party. Also included as guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement, as well as indirect guarantees of the indebtedness of others. The Company’s use of guarantees is described below by type of guarantee:

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

Standby Letters of Credit and other Financial Guarantees.    In connection with its corporate lending business and other corporate activities, the Company provides standby letters of credit and other financial guarantees to counterparties. Such arrangements represent obligations to make payments to third parties if the counterparty fails to fulfill its obligation under a borrowing arrangement or other contractual obligation.

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

Liquidity Facilities. The Company has entered into liquidity facilities with SPEs and other counterparties, whereby the Company is required to make certain payments if losses or defaults occur. Primarily, the Company acts as liquidity provider to municipal bond securitization SPEs and for standalone municipal bonds in which the holders of beneficial interests issued by these SPEs or the holders of the individual bonds have the right to tender their interests for purchase by the Company on specified dates at a specified price. The Company often may have recourse to the underlying assets held by the SPEs in the event payments are required under such liquidity facilities as well as make-whole or recourse provisions with the trust sponsors.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes certain information regarding these guarantees at November 30, 2007:

	Maximum Potential Payout/Notional					Carrying Amount	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Notional amount of derivative contracts	$999,552	$1,004,069	$2,546,374	$2,570,385	$7,120,380	$131,678	$59
Standby letters of credit and other financial guarantees(1)	5,133	1,824	1,107	6,712	14,776	802	2,396
Market value guarantees	97	106	—	655	858	44	145
Liquidity facilities	18,043	1,026	444	1,652	21,165	—	20,281

(1)	Approximately $14 billion of standby letters of credit are also reflected in the “Commitments” table above in the investment grade and non-investment grade primary and secondary lending commitments and in the letters of credit issued by subsidiaries that are guaranteed by the Company.

Trust Preferred Securities.    The Company has established Morgan Stanley Trusts for the limited purpose of issuing trust preferred securities to third parties and lending the proceeds to the Company in exchange for junior subordinated debentures. The Company has directly guaranteed the repayment of the trust preferred securities to the holders thereof to the extent that the Company has made payments to a Morgan Stanley Trust on the junior subordinated debentures. In the event that the Company does not make payments to a Morgan Stanley Trust, holders of such series of trust preferred securities would not be able to rely upon the guarantee for payment of those amounts. The Company has not recorded any liability in the consolidated financial statements for these guarantees and believes that the occurrence of any events (i.e., nonperformance on the part of the paying agent) that would trigger payments under these contracts is remote. See Note 13 for details on the Company’s junior subordinated debentures.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

General Partner Guarantees.    As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. The maximum potential amount of future payments that the Company could be required to make under these provisions at November 30, 2007 and November 30, 2006 was $472 million and $320 million, respectively. As of November 30, 2007 and November 30, 2006, the Company’s accrued liability for distributions that the Company has determined is probable it will be required to refund based on the applicable refund criteria specified in the various partnership agreements was $20 million and $25 million, respectively.

Securitized Asset Guarantees.    As part of the Company’s Institutional Securities securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and, to the extent the Company has acquired such assets to be securitized from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At November 30, 2007 and November 30, 2006, the maximum potential amount of future payments the Company may be required to make under its surety bond was $122 million and $121 million, respectively. The Company has not recorded any contingent liability in the consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

Other.    The Company may, from time to time, in its role as investment banking advisor be required to provide guarantees in connection with certain European merger and acquisition transactions. If required by the regulating authorities, the Company provides a guarantee that the acquirer in the merger and acquisition transaction has or will have sufficient funds to complete the transaction and would then be required to make the acquisition payments in the event the acquirer’s funds are insufficient at the completion date of the transaction. These arrangements generally cover the time frame from the transaction offer date to its closing date and, therefore, are generally short term in nature. The maximum potential amount of future payments that the Company could be required to make cannot be estimated. The Company believes the likelihood of any payment by the Company under these arrangements is remote given the level of the Company’s due diligence associated with its role as investment banking advisor.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies.

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

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. Legal reserves have been established in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Coleman Litigation.    In May 2003, Coleman (Parent) Holdings Inc. (“CPH”) filed a complaint against Morgan Stanley in the Circuit Court of the Fifteenth Judicial Circuit for Palm Beach County, Florida relating to the 1998 merger between The Coleman Company, Inc. and Sunbeam, Inc. In June 2005, the trial court issued a final judgment in favor of CPH in the amount of $1,578 million, which included prejudgment interest and excluded certain payments received by CPH in settlement of related claims against others. In June 2005, Morgan Stanley filed a notice of appeal with the District Court of Appeal for the Fourth District of Florida (the “Court of Appeal”) and posted a supersedeas bond, which automatically stayed execution of the judgment pending appeal.

In March 2007, the Court of Appeal issued an opinion reversing the trial court’s award for compensatory and punitive damages and remanding the matter to the trial court for entry of judgment for Morgan Stanley. In June 2007, the Court of Appeal’s opinion became final when the Court of Appeal issued an order denying CPH’s motions for rehearing, rehearing en banc and for certification of certain questions for review by the Florida Supreme Court (the “Supreme Court”). In June 2007, the trial court issued an order cancelling the supersedeas bond that Morgan Stanley had posted. In July 2007, CPH filed a petition with the Supreme Court asking that court to review the Court of Appeal’s decision (“Petition for Review”). On December 12, 2007, the Supreme Court issued an order denying CPH’s Petition for Review.

The Company believes, after consultation with outside counsel, that the Supreme Court’s decision to deny the Petition for Review has effectively ended CPH’s civil claim against the Company. Effective November 30, 2007, the Company reversed the $360 million reserve previously established for the Coleman litigation under SFAS No. 5.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Shareholders’ Equity.

Common Stock.    Changes in shares of common stock outstanding for fiscal 2007 and fiscal 2006 were as follows (share data in millions):

	Fiscal 2007	Fiscal 2006
Shares outstanding at beginning of period	1,049	1,058
Net impact of stock option exercises and other share issuances	59	43
Treasury stock purchases	(52)	(52)

Shares outstanding at end of period	1,056	1,049

Treasury Shares.    During fiscal 2007, the Company purchased $3.8 billion of its common stock through open market purchases at an average cost of $72.65 per share. During fiscal 2006, the Company purchased $3.4 billion of its common stock through open market purchases at an average cost of $65.43 per share. In December 2006, the Company announced that its Board of Directors had authorized the repurchase of up to $6 billion of the Company’s outstanding common stock. This share repurchase authorization considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. As of November 30, 2007, the Company had approximately $2.3 billion remaining under its current share repurchase authorization.

Rabbi Trusts.    The Company has established rabbi trusts (the “Rabbi Trusts”) to provide common stock voting rights to certain employees who hold outstanding restricted stock units. The number of shares of common stock outstanding in the Rabbi Trusts was approximately 107 million at November 30, 2007 and approximately 81 million at November 30, 2006. The assets of the Rabbi Trusts are consolidated with those of the Company, and the value of the Company’s stock held in the Rabbi Trusts is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock.

Preferred Stock.    In July 2006, the Company issued 44,000,000 Depositary Shares, in an aggregate of $1,100 million. Each Depositary Share represents 1/1,000th of a Share of Floating Rate Non-Cumulative Preferred Stock, Series A, $0.01 par value (“Series A Preferred Stock”). The Series A Preferred Stock is redeemable at the Company’s option, in whole or in part, on or after July 15, 2011 at a redemption price of $25,000 per share (equivalent to $25 per Depositary Share). The Series A Preferred Stock also has a preference over the Company’s common stock upon liquidation. Subsequent to fiscal year-end, the Company declared a quarterly dividend of $379.66 per share of Series A Preferred Stock that was paid on January 15, 2008 to preferred shareholders of record on December 31, 2007.

Regulatory Requirements.    On April 1, 2007, the Company merged MSDWI into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., became the Company’s principal U.S. broker-dealer. MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority and the Commodity Futures Trading Commission. MS&Co. has consistently operated in excess of these requirements. MS&Co.’s net capital totaled $6,673 million at November 30, 2007, which exceeded the amount required by $4,950 million. MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIP and MSJS consistently operated in excess of their respective regulatory capital requirements.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 4% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At November 30, 2007, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

Morgan Stanley Derivative Products Inc. (“MSDP”) and Cournot Financial Products LLC (“Cournot”), which are triple-A rated derivative products subsidiaries, maintain certain operating restrictions that have been reviewed by various rating agencies. Both entities are operated such that creditors of the Company should not expect to have any claims on either the assets of Cournot or the assets of MSDP, unless and until the obligations of such entity to its own creditors are satisfied in full. Creditors of Cournot or MSDP, respectively, should not expect to have any claims on the assets of the Company or any of its affiliates, other than the respective assets of Cournot or MSDP.

The Company is a consolidated supervised entity (“CSE”) as defined by the SEC. As such, the Company is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. As of November 2007, the Company was in compliance with the CSE capital requirements.

MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of November 30, 2007, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

The regulatory capital requirements referred to above, and certain covenants contained in various agreements governing indebtedness of the Company, may restrict the Company’s ability to withdraw capital from its subsidiaries. At November 30, 2007, approximately $14.2 billion of net assets of consolidated subsidiaries may be restricted as to the payment of cash dividends and advances to the Company.

Accumulated Other Comprehensive Income (Loss).    As of November 30, 2007, the components of the Company’s Accumulated other comprehensive loss are as follows:

	At November 30, 2007	At November 30, 2006
	(dollars in millions)
Foreign currency translation adjustments, net of tax	$114	$49
Net change in cash flow hedges, net of tax	(58)	(77)
Minimum pension liability adjustment, net of tax	(47)	(7)
SFAS No. 158 pension adjustment, net of tax	(208)	—

Accumulated other comprehensive loss, net of tax	$(199)	$(35)

Cumulative Foreign Currency Translation Adjustments.    Cumulative foreign currency translation adjustments include gains or losses resulting from translating foreign currency financial statements from their respective

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

functional currencies to U.S. dollars, net of hedge gains or losses and related tax effects. The Company uses foreign currency contracts and designates certain non-U.S. dollar currency debt as hedges to manage the currency exposure relating to its net monetary investments in non-U.S. dollar functional currency subsidiaries. Increases or decreases in the value of the Company’s net foreign investments generally are tax deferred for U.S. purposes, but the related hedge gains and losses are taxable currently. The Company attempts to protect its net book value from the effects of fluctuations in currency exchange rates on its net monetary investments in non-U.S. dollar subsidiaries by selling the appropriate non-U.S. dollar currency in the forward market. However, under some circumstances, the Company may elect not to hedge its net monetary investments in certain foreign operations due to market conditions, including the availability of various currency contracts at acceptable costs. Information relating to the hedging of the Company’s net monetary investments in non-U.S. dollar functional currency subsidiaries and their effects on cumulative foreign currency translation adjustments is summarized below:

	At November 30,
	2007	2006
	(dollars in millions)
Net monetary investments in non-U.S. dollar functional currency subsidiaries	$9,534	$6,195

Cumulative foreign currency translation adjustments resulting from net investments in subsidiaries with a non-U.S. dollar functional currency	$1,290	$741
Cumulative foreign currency translation adjustments resulting from realized or unrealized losses on hedges, net of tax	(1,176)	(692)

Total cumulative foreign currency translation adjustments, net of tax	$114	$49

17.    Earnings per Common Share.

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Basic EPS:
Income from continuing operations before cumulative effect of accounting change, net	$2,563	$6,335	$4,532
Gain on discontinued operations, net	646	1,137	358
Cumulative effect of accounting change, net	—	—	49
Preferred stock dividend requirements	(68)	(19)	—

Net income applicable to common shareholders	$3,141	$7,453	$4,939

Weighted average common shares outstanding	1,002	1,010	1,050

Earnings per basic common share:
Income from continuing operations	$2.49	$6.25	$4.32
Gain on discontinued operations	0.64	1.13	0.33
Cumulative effect of accounting change, net	—	—	0.05

Earnings per basic common share	$3.13	$7.38	$4.70

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Diluted EPS:
Net income applicable to common shareholders	$3,141	$7,453	$4,939

Weighted average common shares outstanding	1,002	1,010	1,050
Effect of dilutive securities:
Stock options and restricted stock units	52	45	30

Weighted average common shares outstanding and common stock equivalents	1,054	1,055	1,080

Earnings per diluted common share:
Income from continuing operations	$2.37	$5.99	$4.19
Gain on discontinued operations	0.61	1.08	0.33
Cumulative effect of accounting change, net	—	—	0.05

Earnings per diluted common share	$2.98	$7.07	$4.57

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(shares in millions)
Number of antidilutive securities (including stock options and restricted stock units) outstanding at end of period	19	38	93

18.    Employee Stock-Based Compensation Plans.

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

The components of the Company’s stock-based compensation expense (net of cancellations and a cumulative effect of a change in accounting principle in fiscal 2005 associated with the adoption of SFAS No. 123R) are presented below:

	Fiscal 2007(1)	Fiscal 2006(1)	Fiscal 2005
	(dollars in millions)
Deferred stock	$1,592	$1,763	$589
Stock options	241	152	143
Employee Stock Purchase Plan	9	8	8

Total	$1,842	$1,923	$740

(1)	Amounts for fiscal 2007 and fiscal 2006 include $345 million and $457 million, respectively, of accrued stock-based compensation expense primarily related to fiscal 2007 and fiscal 2006 year-end equity awards granted in December 2007 and December 2006, respectively, to employees who are retirement-eligible under the plan terms.

The table above excludes stock-based compensation expense included in discontinued operations, which was approximately $17 million, $32 million and $16 million, for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax benefit for stock-based compensation expense related to deferred stock and stock options was $722 million, $737 million and $255 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The tax benefit for stock-based compensation expense included in discontinued operations in fiscal 2007, fiscal 2006 and fiscal 2005 was approximately $6 million, $11 million and $5 million, respectively.

At November 30, 2007, the Company had approximately $1,376 million of compensation cost related to unvested stock-based awards not yet recognized (excluding fiscal 2007 year-end awards granted in December 2007 to nonretirement-eligible employees, which will begin to be amortized in fiscal 2008). The unrecognized compensation cost relating to unvested stock-based awards expected to vest will primarily be recognized over the next two years.

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of its common stock held in treasury or newly issued shares. At November 30, 2007, approximately 166 million shares were available for future grant under these plans.

The Company generally uses treasury shares to deliver shares to employees and has an ongoing repurchase authorization that includes repurchases in connection with awards granted under its equity-based compensation plans.

As a result of the Discover Spin-off effective June 30, 2007, all outstanding options to purchase the Company’s common stock held by employees of Discover were canceled and replaced with options to purchase Discover common stock. Outstanding options to purchase Morgan Stanley common stock held by directors and employees who remained with the Company after the Discover Spin-off were adjusted to preserve the intrinsic value of the award immediately prior to the spin-off using an adjustment ratio based on the Morgan Stanley closing market stock price immediately prior to the spin-off date and the beginning market stock price at the date of the spin-off. Additional compensation cost recognized as a result of this modification was not material.

Similarly, restricted stock units awarded pursuant to equity incentive plans and held by employees of Discover were canceled and replaced with restricted units of Discover stock. Outstanding deferred shares held by Morgan Stanley directors and employees who remained with the Company after the Discover Spin-off were adjusted by multiplying the number of shares by an adjustment ratio in order to account for the impact of the spin-off on the value of the Company’s shares at the time the spin-off was completed. No additional compensation cost was recognized as a result of this modification. Cash paid to the holders of deferred shares in lieu of fractional shares was not material.

Deferred Stock Awards.    The Company has made deferred stock awards pursuant to several equity-based compensation plans. The plans provide for the deferral of a portion of certain key employees’ discretionary compensation with awards made in the form of restricted common stock or in the right to receive unrestricted shares of common stock in the future (“restricted stock units”). Awards under these plans are generally subject to vesting over time contingent upon continued employment and to restrictions on sale, transfer or assignment until the end of a specified period, generally two to five years from date of grant. All or a portion of an award may be canceled if employment is terminated before the end of the relevant restriction period. All or a portion of a vested award also may be canceled in certain limited situations, including termination for cause during the relevant restriction period. Recipients of deferred stock awards generally receive dividend equivalents that are not subject to vesting and have voting rights.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company’s vested and unvested restricted stock units (share data in millions):

	Fiscal 2007(1)	Fiscal 2006	Fiscal 2005
Restricted stock units at beginning of year	95	60	78
Granted	31	38	4
Conversions to common stock	(12)	(12)	(18)
Canceled(2)	(6)	(5)	(4)

Restricted stock units at end of year(3)	108	81	60

(1)	For fiscal 2007, the number of restricted stock units was adjusted to reflect the impact of the Discover Spin-off.
(2)	Amount includes approximately 1 million awards held by Discover employees that were canceled as a result of the Discover Spin-off.
(3)	Approximately 104 million awards were vested or expected to vest at the end of fiscal 2007.

The weighted average price of restricted stock units at the beginning and end of fiscal 2007 was $45.59 (as adjusted to reflect the impact of the Discover Spin-off) and $51.95, respectively. During fiscal 2007, the weighted average price for granted, converted and canceled restricted stock units was $66.68, $40.22 and $52.24, respectively (adjusted to reflect the impact of the Discover Spin-off). The weighted average price for restricted stock units granted during fiscal 2006 and fiscal 2005 was $57.86 and $53.10, respectively (unadjusted for the Discover Spin-off).

The total fair value of restricted stock units converted to common stock during fiscal 2007, fiscal 2006 and fiscal 2005 was $817 million, $768 million and $986 million, respectively.

The following table sets forth activity relating to the Company’s unvested restricted stock units (share data in millions):

	Fiscal 2007
	Number of Shares(1)	Weighted Average Grant Date Fair Value(1)
Unvested restricted stock units at beginning of period	60	$46.55
Granted	31	66.68
Vested	(27)	51.33
Canceled(2)	(5)	54.21

Unvested restricted stock units at end of period(3)	59	$54.29

(1)	The number of shares and weighted average grant date fair value have been adjusted to reflect the impact of the Discover Spin-off based on the adjustment ratio discussed above.
(2)	Amount includes approximately 1 million awards held by Discover employees that were canceled due to the Discover Spin-off.
(3)	Unvested restricted stock units represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligible requirements. Approximately 56 million unvested restricted stock units, with a weighted average grant date fair value of $53.81, were expected to vest at the end of fiscal 2007.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Awards.    The Company has granted stock option awards pursuant to several equity-based compensation plans. The plans provide for the deferral of a portion of certain key employees’ discretionary compensation with awards made in the form of stock options generally having an exercise price not less than the fair value of the Company’s common stock on the date of grant. Such stock option awards generally become exercisable over a three-year period and expire 10 years from the date of grant, subject to accelerated expiration upon termination of employment. Stock option awards have vesting, restriction and cancellation provisions that are generally similar to those in deferred stock awards.

The weighted average fair values of the Company’s options granted during fiscal 2007, fiscal 2006 and fiscal 2005 were $18.55 (as adjusted to reflect the impact of the Discover Spin-off), $14.15 and $12.77 (unadjusted for the Discover Spin-off), respectively, utilizing the following weighted average assumptions:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Risk-free interest rate	4.4%	4.8%	3.7%
Expected option life in years	6.0	3.3	3.1
Expected stock price volatility	23.8%	28.6%	34.3%
Expected dividend yield	1.4%	1.7%	2.0%

The Company’s expected option life has been determined based upon historical experience. Beginning on December 1, 2006, the expected stock price volatility assumption was determined using the implied volatility of exchange-traded options, consistent with the guidance in Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”). Prior to December 1, 2006, the expected stock price volatility was determined based upon the Company’s historical stock price data over a time period similar to the expected option life. The Company believes that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility or a combined method of determining volatility.

The following table sets forth activity relating to the Company’s stock options (share data in millions):

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	Number of Options(1)	Weighted Average Exercise Price(1)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of period	128.6	$44.15	125.8	$51.01	152.2	$47.09
Granted	18.9	66.90	2.1	64.05	0.9	54.73
Exercised	(24.7)	39.86	(14.5)	44.60	(19.5)	18.13
Canceled(2)	(4.7)	55.19	(4.0)	57.41	(7.8)	57.01

Options outstanding at end of period(3)	118.1	$48.22	109.4	$51.88	125.8	$51.01

Options exercisable at end of period	96.7	$45.22	92.6	$51.65	95.4	$50.10

(1)	For fiscal 2007, the number and weighted average exercise price have been adjusted to reflect the impact of the Discover Spin-off based on the adjustment ratio discussed above.
(2)	Includes approximately 2 million awards held by DFS employees that were canceled due to the Discover Spin-off.
(3)	116.8 million awards, with a weighted average exercise price of $48.01, were vested or expected to vest at the end of fiscal 2007.

The total intrinsic value of stock options exercised during fiscal 2007, fiscal 2006 and fiscal 2005 was $707 million, $326 million and $722 million, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2007, the intrinsic value of in-the-money exercisable stock options was $826 million.

The following table presents information relating to the Company’s stock options outstanding at November 30, 2007 (number of options outstanding data in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price(1)	Average Remaining Life (Years)	Number Exercisable	Weighted Average Exercise Price(1)	Average Remaining Life (Years)
$22.00 – $29.99	5.3	$22.91	0.1	5.3	$22.91	0.1
$30.00 – $39.99	23.6	34.20	3.5	23.6	34.20	3.5
$40.00 – $49.99	44.3	47.14	5.1	39.3	47.32	5.0
$50.00 – $59.99	24.9	53.66	2.7	24.8	53.66	2.7
$60.00 – $69.99	18.9	66.56	8.1	2.7	65.57	2.5
$70.00 – $79.99	0.7	72.89	3.2	0.6	73.12	1.9
$80.00 – $91.99	0.4	87.45	1.6	0.4	87.45	1.6

Total	118.1			96.7

(1)	The weighted average exercise price has been adjusted to reflect the impact of the Discover Spin-off based on the adjustment ratio discussed above.

In November 2007, in connection with its initial public offering, MSCI Inc., a majority-owned subsidiary of Morgan Stanley, made a founders’ grant in the form of restricted stock units (representing shares of MSCI Inc. common stock) and options to purchase MSCI Inc. common stock (such awards are not reflected in the above disclosures). The aggregate value of the founders’ grant was $68 million of restricted stock units and options, subject to two- to four-year vesting periods.

19.    Employee Benefit Plans.

The Company sponsors various pension plans for the majority of its U.S. and non-U.S. employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees. The Company also provides certain postemployment benefits other than pension and postretirement benefits to certain former employees or inactive employees prior to retirement.

The Company’s defined benefit pension, postretirement and postemployment plans are accounted for in accordance with SFAS Nos. 87, 88, 106 and 112. The Company adopted the provision of SFAS No. 158 to recognize the overfunded or underfunded status of the Company’s defined benefit and postretirement plans as an asset or liability in the consolidated statement of financial condition at November 30, 2007. Accordingly, the Company recorded a charge of $347 million ($208 million after-tax) to Accumulated other comprehensive income (loss), a component of Shareholders’ equity (see Note 2).

Prior to its adoption of SFAS No. 158, but after taking into account the effects of the Discover Spin-off, the Company recognized a final net minimum pension liability of $68 million ($47 million after-tax) at November 30, 2007 and $13 million ($7 million after-tax with recognition of a $1 million intangible asset) at November 30, 2006 for defined benefit pension plans whose accumulated benefit obligations exceeded plan assets.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the incremental effect of the application of SFAS No. 158:

	Before Application of SFAS No. 158	SFAS No. 158 Adjustments	After Application of SFAS No. 158
	(dollars in millions)
Other assets	$9,153	$(302)	$8,851
Other liabilities and accrued expenses	24,561	45	24,606
Net deferred tax assets	5,454	139	5,593
Accumulated other comprehensive income (loss)	9	(208)	(199)
Total shareholders’ equity	31,477	(208)	31,269

The Accumulated other comprehensive loss of $415 million pre-tax was composed of $(74) million in prior-year service credits and $489 million in net actuarial losses. The estimated net loss for the defined benefit pension plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over fiscal 2008 is approximately $32 million. The estimated prior-service credit that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over fiscal 2008 is approximately $(8) million for defined benefit pension plans and $(2) million for postretirement plans.

Pension and Other Postretirement Plans.    Substantially all of the U.S. employees of the Company hired before July 1, 2007 and its U.S. affiliates are covered by a non-contributory, defined benefit pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “Qualified Plan”). Unfunded supplementary plans (the “Supplemental Plans”) cover certain executives. In addition, certain of the Company’s non-U.S. subsidiaries also have pension plans covering substantially all of their employees. These pension plans generally provide pension benefits that are based on each employee’s years of credited service and on compensation levels specified in the plans. The Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax regulations. Liabilities for benefits payable under its Supplemental Plans are accrued by the Company and are funded when paid to the beneficiaries. The Company’s U.S. Qualified Plan was closed to new participants effective July 1, 2007. In lieu of a defined benefit pension plan, eligible employees who were first hired, rehired or transferred to a U.S. benefits eligible position will receive a retirement contribution into their 401(k) plan. The amount of the retirement contribution is included in the Company’s 401(k) cost and will be equal to between 2% to 5% of eligible pay based on years of service as of December 31.

The Company also has unfunded postretirement benefit plans that provide medical and life insurance for eligible U.S. retirees and their dependents.

The Company uses a measurement date of September 30 to calculate obligations under its pension and postretirement plans. The Company expects to early adopt a fiscal year-end measurement date for the fiscal year ending November 30, 2008.

In connection with the Discover Spin-off, the Company transferred assets and liabilities relating to certain current and former DFS employees to a new defined benefit pension plan established by DFS. The Company remeasured the assets and projected benefit obligation of the separated pension plans as of December 31, 2006. The impact of the remeasurement results on continuing operations for fiscal 2007 was not material.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information for the Company’s pension and postretirement plans on an aggregate basis:

Net Periodic Benefit Expense.

The following table presents the components of the net periodic benefit expense:

	Pension			Postretirement
	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(dollars in millions)
Service cost, benefits earned during the year	$109	$111	$101	$7	$8	$7
Interest cost on projected benefit obligation	125	119	110	8	10	9
Expected return on plan assets	(124)	(116)	(107)	—	—	—
Net amortization—prior-service cost	(8)	(7)	(8)	(1)	(2)	(1)
Net amortization—actuarial loss	41	51	41	—	2	2
Special termination benefits	2	2	—	—	—	—

Net periodic benefit expense	$145	$160	$137	$14	$18	$17

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations and Funded Status.

The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets for fiscal 2007 and fiscal 2006 as well as a summary of the funded status at November 30, 2007 and November 30, 2006:

	Pension		Postretirement
	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006
	(dollars in millions)
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$2,563	$2,524	$168	$196
Service cost(1)	109	133	7	10
Interest cost(2)	125	139	8	11
Plan amendments	(9)	2	(4)	—
Actuarial (gain) loss	(46)	(88)	14	(40)
Benefits paid	(102)	(169)	(8)	(9)
Plan settlements	(1)	(21)	—	—
Special termination benefits	2	2	—	—
Transfers/divestitures(3)	(400)	—	(23)	—
Other, including foreign currency exchange rate changes	22	41	—	—

Benefit obligation at end of year	$2,263	$2,563	$162	$168

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$2,312	$2,217	$—	$—
Actual return on plan assets	161	144	—	—
Employer contributions	131	114	8	9
Benefits paid	(102)	(169)	(8)	(9)
Plan settlements	(1)	(21)	—	—
Transfers/divestitures(3)	(405)	—	—	—
Other, including foreign currency exchange rate changes	17	27	—	—

Fair value of plan assets at end of year	$2,113	$2,312	$—	$—

Funded status:
Unfunded status	$(150)	$(251)	$(162)	$(168)
Amount contributed to plan after measurement date	24	4	—	—
Unrecognized prior-service cost	—	(113)	—	(6)
Unrecognized loss	—	708	—	9

Net amount recognized	$(126)	$348	$(162)	$(165)

Amounts recognized in the consolidated statements of financial condition consist of:
Assets	$162	$598	$—	$—
Liabilities	(288)	(263)	(162)	(165)
Intangible asset	—	1	—	—
Accumulated other comprehensive income	—	12	—	—

Net amount recognized	$(126)	$348	$(162)	$(165)

(1)	The pension amount related to the Discover Spin-off and the sale of Quilter was $22 million during fiscal 2006. The postretirement amount related to the Discover Spin-off was $2 million during fiscal 2006. These amounts are included in discontinued operations (see Note 22).
(2)	The pension amount related to the Discover Spin-off and the sale of Quilter was $20 million during fiscal 2006. The postretirement amount related to DFS was $1 million during fiscal 2006. These amounts are included in discontinued operations (see Note 22).
(3)	Transfers and divestitures primarily relate to the impact of the Discover Spin-off and non-U.S. subsidiary plans.

The accumulated benefit obligation for all defined benefit pension plans was $2,147 million and $2,385 million at November 30, 2007 and November 30, 2006, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table contains information for pension plans with projected benefit obligations in excess of the fair value of plan assets as of fiscal year-end:

	November 30, 2007	November 30, 2006
	(dollars in millions)
Projected benefit obligation	$511	$338
Fair value of plan assets	216	36

The following table contains information for pension plans with accumulated benefit obligations in excess of the fair value of plan assets as of fiscal year-end:

	November 30, 2007	November 30, 2006
	(dollars in millions)
Accumulated benefit obligation	$474	$287
Fair value of plan assets	216	36

Assumptions.

The following table presents the weighted average assumptions used to determine benefit obligations at fiscal year-end:

	Pension		Postretirement
	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006
Discount rate	6.17%	5.79%	6.34%	5.97%
Rate of future compensation increases	5.08	4.40	n/a	n/a

The following table presents the weighted average assumptions used to determine net periodic benefit costs for fiscal 2007, fiscal 2006 and fiscal 2005:

	Pension			Postretirement
	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2007	Fiscal 2006	Fiscal 2005
Discount rate	5.79%	5.60%	5.90%	5.97%	5.75%	6.05%
Expected long-term rate of return on plan assets	6.65	6.65	6.95	n/a	n/a	n/a
Rate of future compensation increases	4.40	4.35	4.45	n/a	n/a	n/a

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents assumed health care cost trend rates used to determine the postretirement benefit obligations at fiscal year-end:

	November 30, 2007	November 30, 2006
Health care cost trend rate assumed for next year:
Medical	8.33-8.61%	9.00-9.33%
Prescription	11.11%	12.33%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012

Assumed health care cost trend rates can have a significant effect on the amounts reported for the Company’s postretirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point (Decrease)
	(dollars in millions)
Effect on total postretirement service and interest cost	$3	$(2)
Effect on postretirement benefit obligation	26	(21)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in December 2003. For 2008, Morgan Stanley elected not to apply for the Medicare Retiree Drug Subsidy or take any other action related to the Act since Medicare prescription drug coverage was deemed to have no material effect on the Company’s retiree medical program. No impact of the Act has been reflected in the Company’s results.

U.S. Qualified Plan Assets.

The U.S. Qualified Plan assets represent 90% of the Company’s total pension plan assets. The weighted average asset allocations for the U.S. Qualified Plan at November 30, 2007 and November 30, 2006 and the targeted asset allocation for fiscal 2008 by asset class were as follows:

	Fiscal 2008 Targeted	November 30, 2007	November 30, 2006
Equity securities	30%	31%	44%
Fixed income securities	70	68	51
Other—primarily cash	—	1	5

Total	100%	100%	100%

U.S. Qualified Pension Plan Asset Allocation.    The Company, in consultation with its independent investment consultants and actuaries, determined the asset allocation targets for its U.S. Qualified Plan based on its assessment of business and financial conditions, demographic and actuarial data, funding characteristics and related risk factors. Other relevant factors, including industry practices and long-term historical and prospective capital market returns, were considered as well. The expected long-term rate of return on U.S. Qualified Plan assets is 6.75% for fiscal 2007.

The U.S. Qualified Plan return objectives provide long-term measures for monitoring the investment performance against growth in the pension obligations. The overall allocation is expected to help protect the plan’s funded status while generating sufficiently stable real returns (net of inflation) to help cover current and future benefit payments. Total U.S. Qualified Plan portfolio performance is assessed by comparing actual returns with relevant benchmarks, such as the S&P 500 Index, the Russell 2000 Index, the MSCI EAFE Index and, in the case of the fixed income portfolio, the U.S. Qualified Plan’s liability profile.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Both the equity and fixed income portions of the asset allocation use a combination of active and passive investment strategies and different investment styles. The fixed income asset allocation consists of longer duration fixed income securities in order to help reduce plan exposure to interest rate variation and to better correlate assets with obligations. The longer duration fixed income allocation is expected to help maintain the stability of plan contributions over the long run.

The asset mix of the Company’s U.S. Qualified Plan is reviewed by the Morgan Stanley Retirement Plan Investment Committee on a regular basis. When asset class exposure reaches a minimum or maximum level, an asset allocation review process is initiated, and the portfolio is automatically rebalanced back to target allocation levels unless the Investment Committee determines otherwise.

Under the current Investment Committee policy, no more than 10% of the U.S. Qualified Plan assets can be allocated to non-traditional “alternative” asset classes and only to the extent that those alternatives provide attractive diversification benefits, absolute return enhancement and/or other potential benefit to the plan. Allocations to alternative asset classes will be made based upon an evaluation of particular attributes and relevant considerations of each asset class.

Derivative instruments are permitted in the U.S. Qualified Plan’s portfolio only to the extent that they comply with all of the plan’s policy guidelines and are consistent with the plan’s risk and return objectives. In addition, any investment in derivatives must meet the following conditions:

•

Derivatives may be used only if the vehicle is deemed by the investment manager to be more attractive than a similar direct investment in the underlying cash market or if the vehicle is being used to manage risk of the portfolio.

•	Derivatives may not be used in a speculative manner or to leverage the portfolio under any circumstances.

•

Derivatives may not be used as short-term trading vehicles. The investment philosophy of the U.S. Qualified Plan is that investment activity is undertaken for long-term investment rather than short-term trading.

•

Derivatives may only be used in the management of the U.S. Qualified Plan’s portfolio when their possible effects can be quantified, shown to enhance the risk-return profile of the portfolio, and reported in a meaningful and understandable manner.

As a fundamental operating principle, any restrictions on the underlying assets apply to a respective derivative product. This includes percentage allocations and credit quality. Derivatives will be used solely for the purpose of enhancing investment in the underlying assets and not to circumvent portfolio restrictions.

Cash Flows.

The Company expects to contribute approximately $115 million to its pension and postretirement benefit plans (U.S. and non-U.S.) in fiscal 2008 based upon their current funded status and expected asset return assumptions for fiscal 2008, as applicable.

Expected benefit payments associated with the Company’s pension and postretirement benefit plans for the next five fiscal years and in aggregate for the five fiscal years thereafter are as follows:

	Pension	Postretirement
	(dollars in millions)
Fiscal 2008	$109	$8
Fiscal 2009	109	8
Fiscal 2010	108	8
Fiscal 2011	109	9
Fiscal 2012	119	9
Fiscal 2013-2017	654	47

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Morgan Stanley 401(k) and Profit Sharing Awards.    Eligible U.S. employees receive 401(k) matching contributions that are invested in the Company’s common stock. The retirement contribution granted in lieu of a defined benefit pension plan is included in the Company’s 401(k) expense. The Company also provides discretionary profit sharing to certain Non-U.S. employees. The pre-tax expense associated with the 401(k) match and profit sharing for fiscal 2007 was $128 million and $117 million for both fiscal 2006 and fiscal 2005. The impact of the Discover Spin-off and Quilter disposal on pre-tax 401(k) match and profit sharing expense in fiscal 2007, fiscal 2006 and fiscal 2005 was approximately $8 million, $15 million and $15 million, respectively. The impact was reflected in discontinued operations (see Note 22).

Defined Contribution Pension Plans.

The Company maintains separate defined contribution pension plans that cover substantially all employees of certain non-U.S. subsidiaries. Under such plans, benefits are determined based on a fixed rate of base salary with certain vesting requirements. In fiscal 2007, fiscal 2006 and fiscal 2005, the Company’s expense related to these plans was $115 million, $87 million and $71 million, respectively.

Other Postemployment Benefits.    Postemployment benefits include, but are not limited to, salary continuation, severance benefits, disability-related benefits, and continuation of health care and life insurance coverage provided to former employees or inactive employees after employment but before retirement. The postemployment benefit obligations were not material as of November 30, 2007 and November 30, 2006.

20.    Income Taxes.

The provision for (benefit from) income taxes from continuing operations consisted of:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(dollars in millions)
Current:
U.S. federal	$302	$1,084	$1,252
U.S. state and local	147	254	198
Non-U.S.	2,428	1,279	1,022

	2,877	2,617	2,472

Deferred:
U.S. federal	(1,861)	126	(873)
U.S. state and local	(69)	(20)	(68)
Non-U.S.	(116)	5	(58)

	(2,046)	111	(999)

Provision for income taxes from continuing operations	$831	$2,728	$1,473

Provision for income taxes from discontinued operations	$378	$529	$201

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the provision for (benefit from) income taxes to the U.S. federal statutory income tax rate:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	1.5	1.6	1.4
Lower tax rates applicable to non-U.S. earnings	(2.0)	(2.4)	(5.5)
Domestic tax credits	(6.0)	(2.3)	(6.4)
Tax exempt income	(3.3)	(0.9)	(0.8)
Other	(0.7)	(0.9)	0.8

Effective income tax rate(1)	24.5%	30.1%	24.5%

(1)	The fiscal 2006 effective tax rate includes the impact of a $242 million income tax benefit, or $0.23 per diluted share, related to the resolution of the Internal Revenue Service (the “IRS”) examination of years 1994-1998. The fiscal 2005 effective tax rate includes the impact of a $309 million income tax benefit resulting from repatriation of foreign earnings under the provisions of the American Jobs Creation Act of 2004.

As of November 30, 2007, the Company had approximately $5.8 billion of earnings attributable to foreign subsidiaries for which no provisions have been recorded for income tax that could occur upon repatriation. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

The American Jobs Creation Act, adopted on October 22, 2004, provided for a special one-time tax deduction, or dividend received deduction, of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. In the fourth quarter of fiscal 2005, the Company recorded an income tax benefit of $309 million, or $0.29 per diluted share, resulting from the Company’s repatriation of approximately $4.0 billion of qualifying foreign earnings under the provisions of the American Jobs Creation Act. The $309 million tax benefit resulted from the reversal of net deferred tax liabilities previously provided under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), net of additional taxes associated with these qualifying earnings.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at November 30, 2007 and November 30, 2006 were as follows:

	November 30, 2007	November 30, 2006
	(dollars in millions)
Deferred tax assets:
Employee compensation and benefit plans	$4,789	$2,965
Loan loss allowance	—	321
Valuation and liability allowances	498	553
Deferred expenses	38	26
Tax credit and loss carryforward	1,729	—
Other	851	806

Total deferred tax assets	7,905	4,671
Valuation allowance(1)	19	—

Deferred tax assets after valuation allowance	7,886	4,671

Deferred tax liabilities:
Valuation of inventory, investments and receivables	787	20
Prepaid commissions	52	91
Fixed assets	283	368
Other	1,171	1,076

Total deferred tax liabilities	2,293	1,555

Net deferred tax assets	$5,593	$3,116

(1)	The valuation allowance reduces the benefit of certain state net operating loss carryforwards to the amount that will more likely than not be realized.

During fiscal 2007, the valuation allowance was increased by $19 million related to the ability to utilize state net operating losses.

The Company had federal and state net operating loss carryforwards for which a deferred tax asset of $724 million and zero was recorded as of November 30, 2007 and November 30, 2006, respectively. These carryforwards are subject to annual limitations and will expire in 2027.

The Company had tax credit carryforwards for which a related deferred tax asset of $1,005 million and zero was recorded as of November 30, 2007 and November 30, 2006, respectively. These carryforwards are subject to annual limitations on utilization and will expire in 2017.

The Company believes that the realization of the recognized net deferred tax asset of $5,593 million (after valuation allowance) is more likely than not based on expectations as to future taxable income in the jurisdictions in which it operates.

The Company recorded income tax benefits to Paid-in capital of $280 million, $72 million and $317 million related to employee stock compensation transactions in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Such benefits were credited to Paid-in capital.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash paid for income taxes was $3,404 million, $3,115 million and $1,536 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The Company has requested a refund of $1,200 million for estimated taxes paid during fiscal 2007.

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

21.    Segment and Geographic Information.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information for the Company’s segments is presented below:

Fiscal 2007	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations(1)	Total
	(dollars in millions)
Net revenues excluding net interest	$14,085	$5,915	$5,531	$(286)	$25,245
Net interest	2,064	710	(38)	45	2,781

Net revenues	$16,149	$6,625	$5,493	$(241)	$28,026

Income from continuing operations before losses from unconsolidated investees and income taxes	$817	$1,155	$1,467	$2	$3,441
Losses from unconsolidated investees	47	—	—	—	47
Income tax (benefit) provision	(170)	459	541	1	831

Income from continuing operations(2)	$940	$696	$926	$1	$2,563

Fiscal 2006(3)	Institutional Securities(2)	Global Wealth Management Group	Asset Management	Intersegment Eliminations(1)	Total
	(dollars in millions)
Net revenues excluding net interest	$19,758	$5,027	$3,432	$(257)	$27,960
Net interest	1,352	485	21	21	1,879

Net revenues	$21,110	$5,512	$3,453	$(236)	$29,839

Income from continuing operations before losses from unconsolidated investees and income taxes	$7,721	$508	$851	$23	$9,103
Losses from unconsolidated investees	40	—	—	—	40
Provision for income taxes	2,212	167	340	9	2,728

Income from continuing operations(2)	$5,469	$341	$511	$14	$6,335

Fiscal 2005(3)	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$13,416	$4,729	$3,183	$(238)	$21,090
Net interest	2,081	318	36	—	2,435

Net revenues	$15,497	$5,047	$3,219	$(238)	$23,525

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	$4,609	$591	$1,030	$86	$6,316
Losses from unconsolidated investees	311	—	—	—	311
Provision for income taxes	852	199	391	31	1,473

Income from continuing operations before cumulative effect of accounting change, net(2)(4)	$3,446	$392	$639	$55	$4,532

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Interest	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations(1)	Total
	(dollars in millions)
Fiscal 2007
Interest and dividends	$59,131	$1,221	$74	$(343)	$60,083
Interest expense	57,067	511	112	(388)	57,302

Net interest	$2,064	$710	$(38)	$45	$2,781

Fiscal 2006(3)
Interest and dividends	$42,106	$1,004	$48	$(382)	$42,776
Interest expense	40,754	519	27	(403)	40,897

Net interest	$1,352	$485	$21	$21	$1,879

Fiscal 2005(3)
Interest and dividends	$25,439	$650	$87	$(189)	$25,987
Interest expense	23,358	332	51	(189)	23,552

Net interest	$2,081	$318	$36	$—	$2,435

Total Assets(5)	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Total
	(dollars in millions)
At November 30, 2007	$1,005,452	$27,518	$12,439	$—	$1,045,409

At November 30, 2006(3)	$1,063,985	$21,232	$6,908	$29,067	$1,121,192

At November 30, 2005(3)	$848,555	$19,290	$4,046	$26,944	$898,835

(1)	The results of the Institutional Securities business segment for fiscal 2007 included a $25 million advisory fee related to the Discover Spin-off that was eliminated in consolidation. The results of the Institutional Securities business segment for fiscal 2006 included a $30 million advisory fee related to the Company’s sale of the aircraft leasing business that was eliminated in consolidation.
(2)	See Note 22 for a discussion of discontinued operations.
(3)	Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation.
(4)	See Note 2 for a discussion of the cumulative effect of accounting change, net.
(5)	Corporate assets have been fully allocated to the Company’s business segments.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted through European and Asian locations. The following table presents selected income statement information and the total assets of the Company’s operations by geographic area. The net revenues and total assets disclosed in the following table reflect the regional view of the Company’s consolidated net revenues and total assets, on a managed basis, based on the following methodology:

•	Institutional Securities: investment banking—client location, equity capital markets—client location, debt capital markets—revenue recording location, sales & trading—trading desk location.

•	Global Wealth Management Group: global representative coverage location.

•	Asset Management: client location, except for merchant banking business, which is based on asset location.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Revenues	Americas	Europe, Middle East and Africa	Asia	Total
	(dollars in millions)
Fiscal 2007	$12,150	$10,008	$5,868	$28,026
Fiscal 2006(1)	18,803	7,762	3,274	29,839
Fiscal 2005(1)	15,375	5,711	2,439	23,525

Total Assets	Americas	Europe, Middle East and Africa	Asia	Eliminations	Total
	(dollars in millions)
At November 30, 2007	$705,728	$269,753	$83,328	$(13,400)	$1,045,409
At November 30, 2006(1)	708,129	347,379	83,315	(17,631)	1,121,192
At November 30, 2005(1)	613,361	240,467	66,527	(21,520)	898,835

(1)	Certain reclassifications have been made to prior-year amounts to conform to the current year’s presentation.

22.    Discontinued Operations.

Fiscal 2007.

Discover.    On June 30, 2007, the Company completed the Discover Spin-off. The Company distributed all of the outstanding shares of DFS common stock, par value $0.01 per share, to the Company’s stockholders of record as of June 18, 2007. The Company’s stockholders received one share of DFS common stock for every two shares of the Company’s common stock. Stockholders received cash in lieu of fractional shares for amounts less than one full DFS share. The Company received a tax ruling from the IRS that, based on customary representations and qualifications, the distribution was tax-free to the Company’s stockholders for U.S. federal income tax purposes.

The Discover Spin-off allows the Company to focus its efforts on more closely aligned firm-wide strategic priorities within its Institutional Securities, Global Wealth Management Group and Asset Management business segments.

The results of DFS prior to the Discover Spin-off are included within discontinued operations for all periods presented.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the assets and liabilities associated with DFS as of November 30, 2006 (dollars in millions):

Assets
Cash and cash equivalents	$869
Financial instruments owned—U.S. government and agency securities	65
Financial instruments owned—Derivative contracts	33
Consumer loans	22,915
Fees, interest and other	166
Office facilities and other equipment, at cost, net	661
Goodwill and net intangible assets	735
Other assets	3,623

Total	$29,067

Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings	$3,100
Deposits	13,277
Financial instruments sold, not yet purchased—Derivative contracts	28
Interest and dividends payables	129
Other liabilities and accrued expenses	6,508
Long-term borrowings	250

Total	23,292

Net assets	$5,775

The net assets that were distributed to shareholders on the date of the Discover Spin-off were $5,558 million, which was recorded as a reduction to the Company’s retained earnings.

Net revenues included in discontinued operations related to DFS were $2,392 million, $4,290 million and $3,452 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

The results of discontinued operations include interest expense that was allocated based upon borrowings that were specifically attributable to DFS’ operations through intercompany transactions existing prior to the Discover Spin-off. For fiscal 2007, fiscal 2006 and fiscal 2005, the amount of interest expense reclassified to discontinued operations was approximately $159 million, $247 million and $145 million, respectively.

Quilter.    On February 28, 2007, the Company sold Quilter, its standalone U.K. mass affluent business, which was formerly included within the Global Wealth Management Group business segment. The results of Quilter are included within discontinued operations for all periods presented. The results for discontinued operations in fiscal 2007 also included a pre-tax gain of $168 million ($109 million after-tax) on disposition.

Fiscal 2006 and Fiscal 2005.

Aircraft Leasing.    On August 17, 2005, the Company announced that its Board of Directors had approved management’s recommendation to sell the Company’s non-core aircraft leasing business. In connection with this action, the aircraft leasing business was classified as “held for sale” and reported as discontinued operations in the Company’s consolidated financial statements. In addition, in the third quarter of fiscal 2005, the Company recognized a charge of approximately $1.7 billion ($1.0 billion after-tax) to reflect the writedown of the aircraft

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

leasing business to its estimated fair value of approximately $2.0 billion. In determining the charge that was recorded in the third quarter of fiscal 2005, the Company estimated the value to be realized in selling the aircraft leasing business as a whole. The estimated value of the business was based on the appraised values of the aircraft portfolio, an evaluation of then current market conditions, recent transactions involving the sales of similar aircraft leasing businesses, a detailed assessment of the portfolio and additional valuation analyses.

On January 30, 2006, the Company announced that it had signed a definitive agreement under which it would sell its aircraft leasing business to Terra Firma, a European private equity group, for approximately $2.5 billion in cash and the assumption of liabilities. Based on the terms of the agreement and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company revised its estimate of the fair value (less selling costs) of the aircraft leasing business and, as a result, in the fourth quarter, reduced the pre-tax charge recorded in the third quarter of fiscal 2005 by approximately $1.1 billion. Full year results for fiscal 2005 reflected a charge of $509 million ($316 million after-tax).

The sale was completed on March 24, 2006. The results for discontinued operations in fiscal 2006 included a loss of $125 million ($75 million after-tax) related to the impact of the finalization of the sales proceeds and balance sheet adjustments related to the closing. Gross revenues from the aircraft leasing business included in discontinued operations was $137 million and $417 million in fiscal 2006 and fiscal 2005, respectively.

Summarized financial information for the Company’s discontinued operations for fiscal 2007, fiscal 2006 and fiscal 2005:

The table below provides information regarding amounts included within discontinued operations (dollars in millions):

	Fiscal Year
	2007	2006	2005
Pre-tax gain (loss) on discontinued operations
DFS	$850	$1,681	$1,025
Quilter	174	27	20
Aircraft leasing	—	(42)	(486)

	$1,024	$1,666	$559

23.    Business and Other Acquisitions and Dispositions and Sale of Minority Interest.

Subsequent to Fiscal 2007.

Morgan Stanley Wealth Management S.V., S.A.U.    On January 28, 2008, the Company announced that it had reached an agreement to sell Morgan Stanley Wealth Management S.V., S.A.U. (“MSWM”), its Spanish onshore mass affluent wealth management business. The transaction is expected to close during the first half of fiscal 2008 subject to customary closing conditions, including regulatory approvals. The results of MSWM have been included within the Global Wealth Management Group business segment.

Fiscal 2007.

MSCI.    On July 31, 2007, the Company announced that it would sell a minority interest in its subsidiary, MSCI Inc. (“MSCI”) in an initial public offering (“IPO”). MSCI is a provider of investment decision support tools to investment institutions worldwide. MSCI is included within the Institutional Securities business segment. In November 2007, MSCI completed its IPO of 16.1 million shares and received net proceeds of approximately $265 million, net of underwriting discounts, commissions and offering expenses. As the IPO was part of a

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

broader corporate reorganization, contemplated by the Company at the IPO date, the increase in the carrying amount of the Company’s investment in MSCI was recorded in Paid-in capital in the Company’s consolidated statement of financial condition and the Company’s consolidated statement of changes in shareholders’ equity at November 30, 2007. Subsequent to the IPO, the Company maintains approximately 81% ownership of MSCI and consolidates MSCI for financial reporting purposes.

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

Fiscal 2006.

Goldfish.    On February 17, 2006, the Company acquired the Goldfish credit card business in the U.K. As a result of the Discover Spin-off, the results of Goldfish have been included within discontinued operations (see Note 22). The acquisition price was $1,676 million, which was paid in cash in February 2006. The Company recorded goodwill and other intangible assets of approximately $370 million in connection with the acquisition.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Morgan Stanley Bank International (China) Limited.    On September 29, 2006, the Company acquired Morgan Stanley Bank International (China) Limited (“China Bank”) (formerly Nan Tung Bank Ltd. Zhuhai), a bank in the People’s Republic of China. The acquisition enabled the Company to strengthen its platform in China. Since the acquisition date, the results of China Bank have been included within the Institutional Securities business segment.

TransMontaigne Inc.    On September 1, 2006, the Company acquired TransMontaigne Inc. and its subsidiaries (“TransMontaigne”), a group of companies operating in the refined petroleum products marketing and distribution business. The acquisition enabled the Company to expand its supply and distribution of oil and refined oil products across a broader range of clients and regions across the U.S., as well as increase its oil storage capacity across the U.S. Since the acquisition date, the results of TransMontaigne and its subsidiaries have been included within the Institutional Securities business segment.

Heidmar Group.    On September 1, 2006, the Company acquired the Heidmar Group of companies that provides international shipping and U.S. marine logistics services. The acquisition enabled the Company to expand its physical freight business across multiple vessel classes and geographies and provided an opportunity to expand into international shipping and services. Since the acquisition date, the results of the Heidmar Group of companies have been included within the Institutional Securities business segment.

Office Building.    On June 19, 2006, the Company purchased a majority interest in a joint venture that indirectly owned title to 522 Fifth Avenue, a 23-floor office building in New York City (the “Building”), for approximately $420 million. On July 10, 2007, the Company purchased the balance of the interest in the joint venture for approximately $37 million.

The pro forma impact of each of the above business acquisitions individually and in the aggregate was not material to the consolidated financial statements.

24.    Staff Accounting Bulletin No. 108.

In September 2006, the SEC released SAB 108. SAB 108 permits the Company to adjust for the cumulative effect of errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the 2006 fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. Effective August 31, 2006, the Company elected early application of SAB 108. In accordance with SAB 108, the Company adjusted its opening retained earnings for fiscal 2006 and its financial results for the first two quarters of fiscal 2006 for the items described below. The Company considers these adjustments to be immaterial to prior annual periods.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Since January 2005, the Company entered into various interest rate swaps to hedge the interest rate risk inherent in its trust preferred securities. The terms of the interest rate swaps and the corresponding trust preferred securities mirrored one another, and the Company determined in the past that the changes in the fair value of the swaps and hedged instruments were the same. The Company applied the commonly used “short-cut method” in accounting for these fair value hedges and, therefore, did not reflect any gains or losses during the relevant periods. Based upon the SEC’s clarification of SFAS No. 133, the Company determined that since it has the ability at its election to defer interest payments on its trust preferred securities, these swaps did not qualify for the short-cut method. These swaps performed as expected as effective economic hedges of interest rate risk. The Company ended hedging of the interest rate risk on these trust preferred securities effective August 2006 and adjusted its financial results as if hedge accounting was never applied. The Company currently manages the interest rate risk on these securities as part of its overall asset liability management.

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

Impact of Adjustments.    The impact of each of the items noted above on fiscal 2006 opening Shareholders’ equity and Retained earnings and on Net income for the first and second quarters of fiscal 2006 is presented below (dollars in millions):

	Trust Preferred Securities	Non-U.S. Payroll Taxes	Amortization of Stock- Based Compensation Awards	Total
Cumulative effect on Shareholders’ equity as of December 1, 2005	$(84)	$38	$12	$(34)
Cumulative effect on Retained earnings as of December 1, 2005	$(84)	$38	$(22)	$(68)
Effect on:
Net income for the three months ended February 28, 2006	$(1)	$14	$—	$13
Net income for the three months ended May 31, 2006	$(116)	$—	$—	$(116)
Net income for the six months ended May 31, 2006	$(117)	$14	$—	$(103)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate impact of these adjustments is summarized below (dollars in millions, except per share data):

As of and for the Three Months Ended February 28, 2006	Previously Reported	Adjustment	As Adjusted
Other assets	$15,988	$12	$16,000
Other liabilities	$14,984	$(98)	$14,886
Long-term borrowings	$121,395	$131	$121,526
Shareholders’ equity	$30,124	$(21)	$30,103
Principal transactions trading revenue	$3,073	$13	$3,086
Compensation and benefits expense	$4,032	$(22)	$4,010
Interest expense	$9,216	$15	$9,231
Net income	$1,561	$13	$1,574
Diluted EPS	$1.47	$0.01	$1.48

As of and for the Three Months Ended May 31, 2006	Previously Reported	Adjustment	As Adjusted
Other assets	$17,651	$12	$17,663
Other liabilities	$18,159	$(162)	$17,997
Long-term borrowings	$127,985	$311	$128,296
Shareholders’ equity	$32,255	$(137)	$32,118
Principal transactions trading revenue	$3,729	$(170)	$3,559
Compensation and benefits expense	$3,587	$—	$3,587
Interest expense	$9,735	$9	$9,744
Net income	$1,957	$(116)	$1,841
Diluted EPS	$1.86	$(0.11)	$1.75

For the Six Months Ended May 31, 2006	Previously Reported	Adjustment	As Adjusted
Principal transactions trading revenue	$6,802	$(157)	$6,645
Compensation and benefits expense	$7,619	$(22)	$7,597
Interest expense	$18,951	$24	$18,975
Net income	$3,518	$(103)	$3,415
Diluted EPS	$3.33	$(0.10)	$3.23

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26.    Lease Adjustment.

Prior to the first quarter of fiscal 2005, the Company did not record the effects of scheduled rent increases and rent-free periods for certain real estate leases on a straight-line basis. In addition, the Company had been accounting for certain tenant improvement allowances as reductions to the related leasehold improvements instead of recording funds received as deferred rent and amortizing them as reductions to lease expense over the lease term. In the first quarter of fiscal 2005, the Company changed its method of accounting for these rent escalation clauses, rent-free periods and tenant improvement allowances to properly reflect lease expense over the lease term on a straight-line basis. The impact of this correction resulted in the Company recording $105 million of additional rent expense in the first quarter of fiscal 2005. The impact of this change was included within non-interest expenses and reduced income before taxes within the Institutional Securities ($71 million), Global Wealth Management Group ($29 million) and Asset Management ($5 million) business segments. The impact of this correction was not material to the pre-tax income of each of the segments or to the Company.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

27.    Quarterly Results (unaudited).

	2007 Fiscal Quarter				2006 Fiscal Quarter
	First	Second	Third	Fourth(1)	First(2)	Second(2)	Third	Fourth
	(dollars in millions, except per share data)
Total revenues	$23,192	$26,195	$21,230	$14,711	$16,644	$17,257	$18,613	$18,222
Interest expense	13,198	15,671	13,272	15,161	9,231	9,744	11,549	10,373

Net revenues	9,994	10,524	7,958	(450)	7,413	7,513	7,064	7,849

Total non-interest expenses	6,538	7,000	5,693	5,354	5,503	5,212	4,820	5,201

Income (losses) from continuing operations before (losses) gains from unconsolidated investees and income taxes	3,456	3,524	2,265	(5,804)	1,910	2,301	2,244	2,648
(Losses) gains from unconsolidated investees	(26)	(20)	(19)	18	(19)	24	20	(65)
Provision for (benefit from) income taxes	1,116	1,141	772	(2,198)	603	848	676	601

Income (losses) from continuing operations	2,314	2,363	1,474	(3,588)	1,288	1,477	1,588	1,982
Discontinued operations(3):
Gain from discontinued operations	564	349	111	—	453	583	399	231
Provision for income taxes	(206)	(130)	(42)	—	(167)	(219)	(136)	(7)

Gain on discontinued operations	358	219	69	—	286	364	263	224

Net income	$2,672	$2,582	$1,543	$(3,588)	$1,574	$1,841	$1,851	$2,206

Preferred stock dividend requirements	$17	$17	$17	$17	$—	$—	$—	$19

Earnings applicable to common shareholders	$2,655	$2,565	$1,526	$(3,605)	$1,574	$1,841	$1,851	$2,187

Earnings per basic common share(4):
Income (losses) from continuing operations	$2.28	$2.35	$1.45	$(3.61)	$1.26	$1.46	$1.57	$1.97
Gain on discontinued operations	0.35	0.22	0.07	—	0.28	0.36	0.26	0.22

Earnings per basic common share	$2.63	$2.57	$1.52	$(3.61)	$1.54	$1.82	$1.83	$2.19

Earnings per diluted common share(4):
Income (losses) from continuing operations	$2.17	$2.24	$1.38	$(3.61)	$1.21	$1.40	$1.50	$1.87
Gain on discontinued operations	0.34	0.21	0.06	—	0.27	0.35	0.25	0.21

Earnings per diluted common share	$2.51	$2.45	$1.44	$(3.61)	$1.48	$1.75	$1.75	$2.08

Dividends to common shareholders	$0.27	$0.27	$0.27	$0.27	$0.27	$0.27	$0.27	$0.27
Book value	$34.71	$36.52	$32.14	$28.56	$28.12	$29.97	$31.24	$32.67

(1)	Results for the Company in the fourth quarter of fiscal 2007 included $9.4 billion in mortgage-related writedowns.
(2)	Results for the Company for the first two quarters of fiscal 2006 were adjusted (see Note 24).
(3)	See Note 22 for a discussion of discontinued operations.
(4)	Summation of the quarters’ earnings per common share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

28.    Subsequent Event.

China Investment Corporation Investment.

In December 2007, the Company sold Equity Units which include contracts to purchase Company common stock (see “Stock Purchase Contracts” herein) to a wholly owned subsidiary of the CIC for approximately $5,579 million. CIC’s ownership in the Company’s common stock, including the maximum number of shares of common stock to be received by CIC upon settlement of the stock purchase contracts, will be 9.9% or less of the Company’s total shares outstanding based on the total shares outstanding on November 30, 2007. CIC will be a

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

passive financial investor and will have no special rights of ownership nor a role in the management of the Company. A substantial portion of the investment proceeds will be treated as Tier 1 capital for regulatory capital purposes.

Each stock purchase contract mandatorily settles in Company common stock at prices between $48.0700 and $57.6840. The maximum number of shares to be issued upon settlement of the stock purchase contracts included in the Equity Units is approximately 116,063,000. The stock purchase contracts settle for Company common stock on August 17, 2010, subject to adjustment. Each Equity Unit will pay a fixed annual payment rate of 9% payable quarterly.

As described below, the Equity Units consist of interests in trust preferred securities issued by Morgan Stanley Capital Trust A (“Series A Trust”), Morgan Stanley Capital Trust B (“Series B Trust”) or Morgan Stanley Capital Trust C (“Series C Trust”) (each a “Morgan Stanley Trust” and, collectively, the “Trusts”) and stock purchase contracts issued by the Company. The only assets held by the Series A Trust, Series B Trust and Series C Trust are junior subordinated debentures issued by the Company.

Equity Units.

Each Equity Unit has a stated amount of $1,000 per unit consisting of:

(i)	an undivided beneficial ownership interest in a trust preferred security of Series A Trust, Series B Trust or Series C Trust with an initial liquidation amount of $1,000; and

(ii)	a stock purchase contract relating to the common stock, par value of $0.01 per share, of the Company.

Junior Subordinated Debentures Issued to Support Trust Common and Trust Preferred Securities.

In the first quarter of fiscal 2008, the Company issued junior subordinated debt securities due no later than February 17, 2042 for a total of $5,579,173,000 in exchange for $5,579,143,000 in aggregate proceeds from the sale of the trust preferred securities by the Trusts and $30,000 in trust common securities issued equally by the Trusts. The Company elected to fair value the junior subordinated debentures pursuant to SFAS No. 159. The common and trust preferred securities of the Trusts, totaling approximately $5,579 million, represent undivided beneficial ownership interests in the assets of the Trusts, have no stated maturity and must be redeemed upon the redemption or maturity of the corresponding series of junior subordinated debt securities—the sole assets of the respective Trusts. The Series A Trust, Series B Trust and Series C Trust will make quarterly distributions on the trust common and trust preferred securities at an annual rate of 6%.

The trust common securities, which are held by the Company, represent an interest in the Trusts and are recorded as an equity method investment in the Company’s consolidated statement of financial condition. The Trusts are VIEs in accordance with FIN 46R and the Company does not consolidate its interests in the Trusts as it is not the primary beneficiary of any of the Trusts.

The Company has directly guaranteed the repayment of the trust preferred securities to the holders thereof to the extent that there are funds available in the Trusts. If the Company does not make payments on the junior subordinated debentures owned by a Morgan Stanley Trust, such Morgan Stanley Trust will not be able to pay any amounts payable in respect of the trust preferred securities issued by it and will not have funds legally available for that purpose. In that event, holders of such series of trust preferred securities would not be able to rely upon the guarantee for payment of those amounts. The guarantee will remain in place until the redemption price of all of the trust preferred securities is paid, the amounts payable with respect to the trust preferred

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities upon liquidation of the Morgan Stanley Trusts are paid or the junior subordinated debentures are distributed to the holders of all the trust preferred securities. The trust preferred securities held by the Equity Unit holders are pledged to the Company to collateralize the obligations of the Equity Unit holders under the related stock purchase contracts. The Equity Unit holders may substitute certain zero-coupon treasury securities in place of the trust preferred securities as collateral under the stock purchase contracts.

Stock Purchase Contracts.

Each stock purchase contract requires the holder to purchase, and the Company to sell, on the stock purchase date a number of newly issued or treasury shares of the Company’s common stock, par value $0.01 per share, equal to the settlement rate. The settlement rate at the respective stock purchase date will be calculated based on the arithmetic average of the volume-weighted average prices of the common stock during a specified 20-day period ending three days immediately preceding the applicable stock purchase date (“applicable market value”). If the applicable market value of the Company’s common stock is less than the threshold appreciation price of $57.6840 but greater than $48.0700, the reference price, the settlement rate will be a number of shares of the Company’s common stock equal to $1,000 divided by the applicable market value. If the applicable market value is less than or equal to the reference price, the settlement rate will be the number of shares of the Company’s common stock equal to $1,000 divided by the reference price. If the applicable market value is greater than or equal to the threshold appreciation price, the settlement rate will be the number of shares of the Company’s common stock equal to $1,000 divided by the threshold appreciation price. Accordingly, upon settlement in the aggregate, the Company will receive proceeds of approximately $5,579 million and issue up to approximately 116,063,000 shares of its common stock. The stock purchase contract may be settled early at the option of the holder at any time prior to the second business day immediately preceding the beginning of the first remarketing period. However, upon early settlement, the holder will receive the minimum settlement rate, subject to adjustment.

The initial quarterly distributions on the Series A, Series B and Series C trust preferred securities of 6%, combined with the contract adjustment payments on the stock purchase contracts of 3%, result in the 9% yield on the Equity Units.

If the Company defers any of the contract adjustment payments on the stock purchase contracts, then it will accrue additional amounts on the deferred amounts at the annual rate of 9% until paid, to the extent permitted by law.

The present value of the future contract adjustment payments due under the stock purchase contracts was approximately $400 million and was recorded in Other liabilities and accrued expenses with a corresponding decrease recorded in Shareholders’ equity in the Company’s consolidated statement of financial condition in the first quarter of fiscal 2008. The other liability balance related to the stock purchase contracts will accrete over the term of the stock purchase contract using the effective yield method with a corresponding charge to Interest expense. When the contract adjustment payments are made under the stock purchase contracts, they will reduce the other liability balance.

Calculation of Impact on Average Diluted Common Shares Outstanding Prior to Settlement of Stock Purchase Contract.

Prior to the issuance of common stock upon settlement of the stock purchase contract, the impact of the Equity Units will be reflected in the Company’s earnings per diluted common share using the treasury stock method, as defined by SFAS No. 128, “Earnings Per Share.” Under the treasury stock method, the number of shares of common stock included in the calculation of earnings per diluted common share will be calculated as the excess, if any, of the number of shares expected to be issued upon settlement of the stock purchase contract based on the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average market price for the last 20 days of the reporting period, less the number of shares that could be purchased by the Company with the proceeds to be received upon settlement of the contract at the average closing price for the reporting period.

Dilution of net income per share will occur (i) in reporting periods when the average closing price of common shares is over $57.6840 per share or (ii) in reporting periods when the average closing price of common shares for a reporting period is between $48.0700 and $57.6840 and is greater than the average market price for the last 20 days ending three days prior to the end of such reporting period.

Upon settlement of the Stock Purchase Contract, the amount of common shares issued in settlement of the contract will be included in the basic and diluted earnings per share calculation of weighted average common shares outstanding for the reporting period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting.

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

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Morgan Stanley’s internal control over financial reporting as of November 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that Morgan Stanley maintained effective internal control over financial reporting as of November 30, 2007.

Morgan Stanley’s independent registered public accounting firm has audited and issued a report on Morgan Stanley’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Morgan Stanley:

We have audited the internal control over financial reporting of Morgan Stanley and subsidiaries (the “Company”) as of November 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of November 30, 2007 and the related consolidated statement of income, comprehensive income, cash flows and changes in shareholders’ equity for the year ended November 30, 2007 and our report dated January 28, 2008 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph, in fiscal 2007, concerning the adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” and, an explanatory paragraph, in fiscal

2007, concerning the adoption of Statement of Financial Accounting Standards, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

/s/ Deloitte & Touche LLP

New York, New York

January 28, 2008

Changes in Internal Control Over Financial Reporting.

No change in Morgan Stanley’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended November 30, 2007 that materially affected, or is reasonably likely to materially affect, Morgan Stanley’s internal control over financial reporting.

Item 9B. Other	Information.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information relating to Morgan Stanley’s directors and nominees under the following captions in Morgan Stanley’s Proxy Statement is incorporated by reference herein.

•	“Item 1—Election of Directors”

•	“Item 1—Election of Directors—Board Meetings and Committees”

Information relating to Morgan Stanley’s executive officers is contained in Part I, Item 1 of this report under “Executive Officers of Morgan Stanley.”

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

Because Morgan Stanley’s common stock is listed on the NYSE, its Chief Executive Officer made his annual certification to the NYSE on May 4, 2007 stating that he was not aware of any violation by Morgan Stanley of the NYSE’s corporate governance listing standards. In addition, Morgan Stanley has filed, as exhibits to this Annual Report on Form 10-K, the certifications of its Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the SEC regarding the quality of Morgan Stanley’s public disclosure.

Item 11.	Executive Compensation.

Information relating to director and executive officer compensation under the following captions in Morgan Stanley’s Proxy Statement is incorporated by reference herein.

•	“Item 1—Election of Directors—Director Compensation”

•	“Executive Compensation”

186

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information.

The following table provides information about stock options outstanding and shares of common stock available for future awards under all of Morgan Stanley’s equity compensation plans as of November 30, 2007. Morgan Stanley has not made any grants of common stock outside of its equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	118,130,600	$48.2201	149,206,247	(2)
Equity compensation plans not approved by security holders	—	—	4,993,329	(3)

Total	118,130,600	$48.2201	154,199,576

(1)	This column does not include 11,694,388 shares available under the 401(k) Plan.
(2)	Includes the following:
•	42,582,283 shares available under the Employee Stock Purchase Plan (ESPP). Pursuant to this plan, which is qualified under Section 423 of the Internal Revenue Code, eligible employees may purchase shares of common stock at a discount to market price through regular payroll deduction.

•	100,000,000 shares available under the 2007 Equity Incentive Compensation Plan (EICP). Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units to be settled by the delivery of shares of common stock (or the value thereof), other awards that are valued by reference to or otherwise based on the fair market value of common stock, and other equity-based or equity-related awards approved by the Compensation, Management Development and Succession Committee.

•	5,621,592 shares available under the Employee Equity Accumulation Plan (EEAP). Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units to be settled by the delivery of shares of common stock (or the value thereof), other awards that are valued by reference to or otherwise based on the fair market value of common stock, and other equity-based or equity-related awards approved by the Compensation, Management Development and Succession Committee.

•	415,716 shares available under the Tax Deferred Equity Participation Plan (TDEPP). Awards consist of restricted stock units which are settled by the delivery of shares of common stock.

•	586,656 shares available under the Directors’ Equity Capital Accumulation Plan (DECAP). This plan provides for periodic awards of shares of common stock and stock units to non-employee directors and also allows non-employee directors to defer the fees they earn from services as a director in the form of stock units.

(3)	22,957 shares available under the Branch Manager Compensation Plan (BMCP) and 4,970,372 shares available under the Financial Advisor and Investment Representative Compensation Plan (FAIRCP). The material features of these plans are described below.

The material features of Morgan Stanley’s equity compensation plans that have not been approved by shareholders under SEC rules (BMCP and FAIRCP) are described below. The following descriptions do not purport to be complete and are qualified in their entirety by reference to the plan documents. All plans through which awards may currently be granted are included as exhibits to this report.

BMCP.    Branch managers are eligible to receive awards under BMCP. Awards under BMCP may consist of cash awards, restricted stock and restricted stock units to be settled by the delivery of shares of common stock.

FAIRCP.    Financial advisors and investment representatives are eligible to receive awards under FAIRCP. Awards under FAIRCP may consist of cash awards, restricted stock and restricted stock units to be settled by the delivery of shares of common stock.

* * *

Other information relating to security ownership of certain beneficial owners and management is set forth under the caption “Beneficial Ownership of Company Common Stock” in Morgan Stanley’s Proxy Statement and such information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

188

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 2008.

MORGAN STANLEY (REGISTRANT)
By:	/S/ JOHN J. MACK
(John J. Mack) Chairman of the Board and Chief Executive Officer

Power of Attorney

We, the undersigned, hereby severally constitute Colm Kelleher, Gary G. Lynch, and Martin M. Cohen, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of January, 2008.

Signature	Title

/s/ JOHN J. MACK (John J. Mack)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ COLM KELLEHER (Colm Kelleher)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ PAUL C. WIRTH (Paul C. Wirth)	Controller and Principal Accounting Officer (Principal Accounting Officer)

/s/ ROY J. BOSTOCK (Roy J. Bostock)	Director

/s/ ERSKINE B. BOWLES (Erskine B. Bowles)	Director

/s/ HOWARD J. DAVIES (Howard J. Davies)	Director

/s/ C. ROBERT KIDDER (C. Robert Kidder)	Director

/s/ DONALD T. NICOLAISEN (Donald T. Nicolaisen)	Director

Signature	Title

/s/ CHARLES H. NOSKI (Charles H. Noski)	Director

/s/ HUTHAM S. OLAYAN (Hutham S. Olayan)	Director

/s/ CHARLES E. PHILLIPS, JR. (Charles E. Phillips, Jr.)	Director

/s/ O. GRIFFITH SEXTON (O. Griffith Sexton)	Director

/s/ LAURA D’ANDREA TYSON (Laura D’Andrea Tyson)	Director

/s/ KLAUS ZUMWINKEL (Klaus Zumwinkel)	Director

MORGAN STANLEY

INDEX TO FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

ITEMS (15)(a)(1) AND (15)(a)(2)

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	100
Consolidated Statements of Financial Condition at November 30, 2007 and November 30, 2006	101
Consolidated Statements of Income for Fiscal 2007, Fiscal 2006 and Fiscal 2005	103
Consolidated Statements of Comprehensive Income for Fiscal 2007, Fiscal 2006 and Fiscal 2005	104
Consolidated Statements of Cash Flows for Fiscal 2007, Fiscal 2006 and Fiscal 2005	105
Consolidated Statements of Changes in Shareholders’ Equity for Fiscal 2007, Fiscal 2006 and Fiscal 2005	106
Notes to Consolidated Financial Statements	107

Financial Statement Schedules

Schedule I—Condensed Financial Information of Morgan Stanley (Parent Company Only) at November 30, 2007 and November 30, 2006 and for each of the three fiscal years in the period ended November 30, 2007

S-2 - S-6

SCHEDULE I

MORGAN STANLEY

(Parent Company Only)

Condensed Statements of Financial Condition

(dollars in millions, except share data)

	November 30, 2007	November 30, 2006
Assets:
Cash and cash equivalents	$10,224	$6,879
Financial instruments owned	8,551	14,823
Securities purchased under agreement to resell with affiliate	54,137	40,353
Advances to subsidiaries	156,446	145,550
Investment in subsidiaries, at equity	34,946	36,966
Other assets	4,149	4,629

Total assets	$268,453	$249,200

Liabilities and Shareholders’ Equity:
Commercial paper and other short-term borrowings	$20,615	$14,255
Financial instruments sold, not yet purchased	253	9,359
Payables to subsidiaries	32,523	48,105
Other liabilities and accrued expenses	1,037	2,969
Long-term borrowings	182,756	139,148

	237,184	213,836

Commitments and contingencies
Shareholders’ equity:
Preferred stock	1,100	1,100
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 in 2007 and 2006;
Shares issued: 1,211,701,522 in 2007 and 2006;
Shares outstanding: 1,056,289,659 in 2007 and 1,048,877,006 in 2006	12	12
Paid-in capital	1,902	2,213
Retained earnings	38,045	41,422
Employee stock trust	5,569	4,315
Accumulated other comprehensive loss	(199)	(35)
Common stock held in treasury, at cost, $0.01 par value; 155,411,893 shares in 2007 and 162,824,546 shares in 2006	(9,591)	(9,348)
Common stock issued to employee trust	(5,569)	(4,315)

Total shareholders’ equity	31,269	35,364

Total liabilities and shareholders’ equity	$268,453	$249,200

See Notes to Condensed Financial Statements.

SCHEDULE I

MORGAN STANLEY

(Parent Company Only)

Condensed Statements of Income and Comprehensive Income

(dollars in millions)

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Revenues:
Interest and dividends	$9,211	$6,036	$3,698
Principal transactions	613	(156)	159
Other	(2)	3	6

Total revenues	9,822	5,883	3,863

Expenses:
Interest expense	9,834	6,744	3,126
Non-interest expenses	427	146	106

Total expenses	10,261	6,890	3,232

(Loss) income before income tax benefit (provision) and equity in earnings of subsidiaries	(439)	(1,007)	631
Income tax benefit (provision)	173	296	(143)

(Loss) income before equity in earnings of subsidiaries	(266)	(711)	488
Equity in earnings of subsidiaries, net of tax (including a cumulative effect of accounting change of $49 in fiscal 2005)	3,475	8,183	4,451

Net income	$3,209	$7,472	$4,939

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	65	104	(89)
Net change in cash flow hedges	19	53	(70)
Minimum pension liability adjustment	(40)	(2)	25

Comprehensive income	$3,253	$7,627	$4,805

Net income	$3,209	$7,472	$4,939

Preferred stock dividend requirements	$68	$19	$—

Earnings applicable to common shareholders	$3,141	$7,453	$4,939

See Notes to Condensed Financial Statements.

SCHEDULE I

MORGAN STANLEY

(Parent Company Only)

Condensed Statements of Cash Flows

(dollars in millions)

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Cash flows from operating activities:
Net income	$3,209	$7,472	$4,939
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change of subsidiaries	—	—	(49)
Compensation payable in common stock and stock options	1,941	1,955	836
Equity in subsidiaries’ earnings, net of dividends	3,500	(6,345)	1,269
Change in assets and liabilities:
Financial instruments owned, net of financial instruments sold, not yet purchased	(2,625)	(1,857)	554
Other assets	6,346	7,091	(4,123)
Other liabilities and accrued expenses	(23,855)	10,064	1,255

Net cash (used in) provided by operating activities	(11,484)	18,380	4,681

Cash flows from investing activities:
Advances to and investments in subsidiaries	(12,376)	(32,837)	1,044
Securities purchased under agreement to resell with affiliate	(13,784)	(16,055)	(14,297)

Net cash used for investing activities	(26,160)	(48,892)	(13,253)

Cash flows from financing activities:
Net proceeds from (payments for) short-term borrowings	6,360	(3,375)	(11,179)
MSCI Inc. initial public offering	265	—	—
Tax benefits associated with stock-based awards	281	144	355
Net proceeds from:
Issuance of preferred stock	—	1,097	—
Issuance of common stock	927	643	327
Issuance of long-term borrowings	60,651	44,009	31,304
Payments for:
Repurchases of common stock	(3,753)	(3,376)	(3,693)
Repayments of long-term borrowings	(22,523)	(14,363)	(14,579)
Cash dividends	(1,219)	(1,167)	(1,180)

Net cash provided by financing activities	40,989	23,612	1,355

Net increase (decrease) in cash and cash equivalents	3,345	(6,900)	(7,217)
Cash and cash equivalents, at beginning of period	6,879	13,779	20,996

Cash and cash equivalents, at end of period	$10,224	$6,879	$13,779

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $8,590 million, $6,230 million and $2,928 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Cash payments for income taxes were $847 million, $1,517 million and $867 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

See Notes to Condensed Financial Statements.

MORGAN STANLEY

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Introduction and Basis of Presentation.

Basis of Financial Information. The accompanying condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of Morgan Stanley (the “Company”) and the notes thereto found on pages 101 to 181 in this Form 10-K.

The Parent Company Financial Statements for the 12 months ended November 30, 2007 (“fiscal 2007”), November 30, 2006 (“fiscal 2006”) and November 30, 2005 (“fiscal 2005”) are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding valuations of certain financial instruments, the potential outcome of litigation and other matters that affect the Parent Company Financial Statements and related disclosures. The Company believes that the estimates utilized in the preparation of the Parent Company Financial Statements are prudent and reasonable. Actual results could differ materially from these estimates.

2.    Transactions with Subsidiaries.

The Company has transactions with its consolidated subsidiaries determined on an agreed-upon basis and has guaranteed certain unsecured lines of credit and contractual obligations of certain of its consolidated subsidiaries.

The Company received cash dividends from its consolidated subsidiaries totaling $6,975 million, $1,838 million and $5,720 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

3.    Guarantees.

In the normal course of its business, the Company guarantees certain of its subsidiaries’ obligations under derivative and other financial arrangements. The Company records all derivative contracts and Financial instruments owned and Financial instruments sold, not yet purchased at fair value on its consolidated statements of financial condition. For a discussion of the Company’s risk management activities, see Note 6 to the Company’s consolidated financial statements.

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

The Company guarantees certain debt instruments and warrants issued by subsidiaries. The debt instruments totaled $11.8 billion and the warrants totaled $0.1 billion at November 30, 2007. In connection with subsidiary lease obligations, the Company has issued guarantees to various lessors. At November 30, 2007, the Company had $2.2 billion outstanding under subsidiary lease obligations, primarily in the United Kingdom.

4.    Commitments and Contingencies.

For a discussion of the Company’s commitments and contingencies, see Note 15 to the Company’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have audited the consolidated financial statements of Morgan Stanley and subsidiaries (the “Company”) as of November 30, 2007 and 2006, and for each of the three years in the period ended November 30, 2007 and the effectiveness of the Company’s internal control over financial reporting as of November 30, 2007, and have issued our reports thereon dated January 28, 2008 (such report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph, in fiscal 2005, concerning the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) and, effective December 1, 2005, the change in accounting policy for recognition of equity awards granted to retirement-eligible employees and, an explanatory paragraph, in fiscal 2006, concerning the application of Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”) and, an explanatory paragraph, in fiscal 2007, concerning the adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS No. 157”) and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) and, an explanatory paragraph, in fiscal 2007, concerning the adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”); such consolidated financial statements and reports are included in this 2007 Annual Report on Form 10-K. Our audits also included Schedule I listed in the Index to Financial Statements and Financial Statement Schedules. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

In fiscal 2005, the Company adopted SFAS No. 123(R).

In fiscal 2006, the Company changed its accounting policy for recognition of equity awards granted to retirement eligible employees and the Company elected application of SAB No. 108.

In fiscal 2007, the Company adopted SFAS No. 157, SFAS No. 158 and SFAS No. 159.

/s/ Deloitte & Touche LLP

New York, New York

January 28, 2008

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS TO FORM 10-K

For the fiscal year ended November 30, 2007

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

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date (Exhibit 3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007).

3.2		Certificate of Elimination of the 8.03% Cumulative Preferred Stock dated as of March 23, 2007 (Exhibit 3 to Morgan Stanley’s Current Report on Form 8-K dated March 23, 2007).

3.3		By-Laws of Morgan Stanley, as amended to date (Exhibit 3 to Morgan Stanley’s Current Report on Form 8-K dated June 19, 2007).

4.1		Indenture dated as of February 24, 1993 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4 to Morgan Stanley’s Registration Statement on Form S-3 (No. 33-57202)).

4.2		Amended and Restated Senior Indenture dated as of May 1, 1999 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-e to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289)).

4.3	*	Fourth Supplemental Senior Indenture dated as of October 8, 2007 between Morgan Stanley and The Bank of New York as trustee (Supplemental to Amended and Restated Senior Indenture dated as of May 1, 1999).

4.4		Senior Indenture dated as of November 1, 2004 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752)).

4.5	*	First Supplemental Senior Indenture dated as of September 4, 2007 between Morgan Stanley and The Bank of New York, as trustee (Supplemental to Senior Indenture dated as of November 1, 2004).

4.6		Second Supplemental Senior Indenture dated as of January 4, 2008 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4.1 to Morgan Stanley Current Report on Form 8-K dated January 4, 2008).

4.7		Amended and Restated Subordinated Indenture dated as of May 1, 1999 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289)).

4.8		Subordinated Indenture dated as of October 1, 2004 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-g to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752)).

4.9		Junior Subordinated Indenture dated as of March 1, 1998 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998).

(1)	For purposes of this Exhibit Index, references to “The Bank of New York” mean in some instances the entity successor to JPMorgan Chase Bank, N.A. or J.P. Morgan Trust Company, National Association; references to “JPMorgan Chase Bank, N.A.” mean the entity formerly known as The Chase Manhattan Bank, in some instances as the successor to Chemical Bank; references to “J.P. Morgan Trust Company, N.A.” mean the entity formerly known as Bank One Trust Company, N.A., as successor to The First National Bank of Chicago.

Exhibit No.	Description
4.10	Junior Subordinated Indenture dated as of October 1, 2004 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-ww to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752)).

4.11	Junior Subordinated Indenture dated as of October 12, 2006 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated October 12, 2006).

4.12	Certificate representing the Series A Preferred Stock (Exhibit 4.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

4.13	Deposit Agreement dated as of July 6, 2006 among Morgan Stanley, JPMorgan Chase Bank, N.A. and the holders from time to time of the depositary receipts described therein (Exhibit 4.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

4.14	Depositary Receipt for Depositary Shares, representing Floating Rate Non-Cumulative Preferred Stock, Series A (included in Exhibit 4.13 hereto).

4.15	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust III dated as of February 27, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

4.16	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust IV dated as of April 21, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware Trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

4.17	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust V dated as of July 16, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2003).

4.18	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust VI dated as of January 26, 2006 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006).

4.19	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust VII dated as of October 12, 2006 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4.3 to Morgan Stanley’s Current Report on Form 8-K dated October 12, 2006).

4.20	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust VIII dated as of April 26, 2007 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4.3 to Morgan Stanley’s Current Report on Form 8-K dated April 26, 2007).

4.21	Instruments defining the Rights of Security Holders, Including Indentures—Except as set forth in Exhibits 4.1 through 4.20 above, the instruments defining the rights of holders of long-term debt securities of Morgan Stanley and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Morgan Stanley hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	Amended and Restated Trust Agreement dated as of November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company (Exhibit T to Amendment No. 5 to the Schedule 13D dated as of November 30, 2000 filed by certain senior officers of Morgan Stanley) as amended by Amendment No. 1 dated as of November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company, effective January 1, 2002 (Exhibit 10.10 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001), Amendment No. 2 dated as of November 30, 2000 between Morgan Stanley and State

Exhibit No.	Description
Street Bank and Trust Company, effective January 1, 2003 (Exhibit 10.12 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002), Amendment No. 3 dated as of November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company, effective September 15, 2003 (Exhibit 10.11 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003), Amendment No. 4 dated as of March 21, 2006 between Morgan Stanley and State Street Bank and Trust Company (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006) and Amendment No. 5 dated as of June 25, 2007 between Morgan Stanley and State Street Bank and Trust Company (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007).

10.2	Separation and Distribution Agreement dated as of June 29, 2007 by and between Morgan Stanley and Discover Financial Services (Exhibit 10 to Morgan Stanley’s Current Report on Form 8-K dated June 29, 2007).

10.3	Securities Purchase Agreement dated as of December 19, 2007 between Morgan Stanley and Best Investment Corporation, a wholly owned subsidiary of China Investment Corporation (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated December 19, 2007).

10.4†	Omnibus Equity Incentive Plan (Exhibit 4.1 to Morgan Stanley’s Registration Statement on Form S-8 (No. 33-63024)).

10.5†	Morgan Stanley 401(k) Plan (f/k/a the Morgan Stanley DPSP/START Plan) amended and restated effective as of October 1, 2002 (Exhibit 10.17 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002) as amended by Amendment (Exhibit 10.18 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002), Amendment (Exhibit 10.18 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003), Amendment (Exhibit 10.19 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003), Amendment (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004), Amendment (Exhibit 10.16 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004), Amendment (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005), Amendment (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005), Amendment (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005), Amendment (Exhibit 10.8 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005), Amendment (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007) and Amendment (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007).

10.6†*	Amendment to Morgan Stanley 401(k) Plan, dated as of November 20, 2007.

10.7†	1993 Stock Plan for Non-Employee Directors (Exhibit 4.3 to Morgan Stanley’s Registration Statement on Form S-8 (No. 33-63024)) as amended by Amendment (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993) and Amendment (Exhibit 10.4 to Morgan Stanley Quarterly Report on Form 10-Q for the quarter ended May 31, 2007).

10.8†	1994 Omnibus Equity Plan as amended and restated (Exhibit 10.23 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003) as amended by Amendment (Exhibit 10.11 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

10.9†*	Tax Deferred Equity Participation Plan as amended and restated as of November 26, 2007.

10.10†	Directors’ Equity Capital Accumulation Plan as amended through March 19, 2007 (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007).

Exhibit No.		Description
10.11†		Select Employees’ Capital Accumulation Program (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004).

10.12†	*	Employees’ Equity Accumulation Plan as amended and restated as of November 26, 2007.

10.13†		Employee Stock Purchase Plan amended as of November 27, 2006 (Exhibit 10.16 to Morgan Stanley’s Current Report on Form 10-K for the fiscal year ended November 30, 2006) as amended by Amendment (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007).

10.14†		Form of Agreement under the Morgan Stanley & Co. Incorporated Owners’ and Select Earners’ Plan (Exhibit 10.1 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.15†		Form of Agreement under the Officers’ and Select Earners’ Plan (Exhibit 10.2 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.16†		Morgan Stanley & Co. Incorporated Excess Benefit Plan (Exhibit 10.31 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998) as amended by Amendment (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000), Amendment (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002), Amendment (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002), Amendment (Exhibit 10.34 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003), Amendment (Exhibit 10.33 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004) and Amendment (Exhibit 10.20 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005).

10.17†	*	Amendment to Morgan Stanley & Co. Incorporated Excess Benefit Plan, dated as of November 20, 2007.

10.18†		Supplemental Executive Retirement Plan (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998) as amended by Amendment (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999), Amendment (Exhibit 10.35 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000), Amendment (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002), Amendment (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002), Amendment (Exhibit 10.40 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003) and Amendment (Exhibit 10.22 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005).

10.19†	*	Amendment to Supplemental Executive Retirement Plan, dated as of November 20, 2007.

10.20†		1988 Equity Incentive Compensation Plan as amended (Exhibit 10.12 to MSG’s Annual Report on Form 10-K for fiscal year ended January 31, 1993) as amended by Amendment (Exhibit 10.22 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

10.21†		1995 Equity Incentive Compensation Plan (Annex A to MSG’s Proxy Statement for its 1996 Annual Meeting of Stockholders) as amended by Amendment (Exhibit 10.39 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000), Amendment (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005), Amendment (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006) and Amendment (Exhibit 10.24 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

10.22†	*	Amendment to 1995 Equity Incentive Compensation Plan, dated as of November 26, 2007.

10.23†		Form of Equity Incentive Compensation Plan Award Certificate (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004).

Exhibit No.		Description
10.24†		Form of Equity Incentive Compensation Plan Award Certificate (Exhibit 10.10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005).

10.25†		Form of Chief Executive Officer Equity Award Certificate for Discretionary Retention Award of Stock Units under the EICP (Exhibit 10.2 to Morgan Stanley’s Current Report on Form 8-K dated December 12, 2005).

10.26†		Form of Chief Executive Officer Equity Award Certificate for Discretionary Retention Award of Stock Units and Stock Options (Exhibit 10.28 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

10.27†		Form of Management Committee Award Certificate for Discretionary Retention Award of Stock Units under the EICP (Exhibit 10.3 to Morgan Stanley’s Current Report on Form 8-K dated December 12, 2005).

10.28†		Form of Management Committee Equity Award Certificate for Discretionary Retention Award of Stock Units and Stock Options (Exhibit 10.30 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

10.29†		1988 Capital Accumulation Plan as amended (Exhibit 10.13 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.30†		Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program (Exhibit 10.12 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

10.31†		Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program 2 (Exhibit 10.12 to MSG’s Annual Report for the fiscal year ended November 30, 1996).

10.32†		Key Employee Private Equity Recognition Plan (Exhibit 10.43 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.33†	*	Morgan Stanley Branch Manager Compensation Plan as amended and restated as of November 26, 2007.

10.34†	*	Morgan Stanley Financial Advisor and Investment Representative Compensation Plan as amended and restated as of November 26, 2007.

10.35†		Morgan Stanley UK Share Ownership Plan (Exhibit 4.1 to Morgan Stanley’s Registration Statement on Form S-8 (No. 333-146954)).

10.36†		Amended and Restated Employment Agreement dated as of September 20, 2005 between Morgan Stanley and Mr. John J. Mack (Exhibit 10 to Morgan Stanley’s Current Report on Form 8-K dated September 19, 2005) as amended by Amendment dated December 13, 2005 (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated December 12, 2005) and Amendment dated February 14, 2006 (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006).

10.37†		Form of Restrictive Covenant Agreement (Exhibit 10 to Morgan Stanley’s Current Report on Form 8-K dated November 22, 2005).

10.38†		Morgan Stanley Performance Formula and Provisions (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

10.39†	*	2007 Equity Incentive Compensation Plan as amended and restated as of November 26, 2007.

10.40†		Morgan Stanley 2007 Notional Leveraged Co-Investment Plan (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007).

10.41†	*	Governmental Service Amendment to Outstanding Stock Option and Stock Unit Awards (replacing and superseding in its entirety Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007).

Exhibit No.	Description
11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part II, Item 8, Note 10 to the Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21*	Subsidiaries of Morgan Stanley.

23.1*	Consent of Deloitte & Touche LLP.

24	Powers of Attorney (included on signature page).

31.1**	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

E-6