Form 10-Q
period 2008-02-29
MORGAN STANLEY
filed 2008-04-09
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2008, there were 1,107,158,003 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended February 29, 2008

Table of Contents	Page

i

ii

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

iii

Part I—Financial Information.

Item 1.    Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

	February 29, 2008	November 30, 2007
	(unaudited)
Assets
Cash and cash equivalents	$20,965	$25,598
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements (including securities at fair value of $27,768 at February 29, 2008 and $31,354 at November 30, 2007)	60,964	61,608
Financial instruments owned, at fair value (approximately $158 billion and $131 billion were pledged to various parties at February 29, 2008 and November 30, 2007, respectively):
U.S. government and agency securities	41,028	23,887
Other sovereign government obligations	37,290	21,606
Corporate and other debt	160,773	147,724
Corporate equities	89,006	87,377
Derivative contracts	99,474	77,003
Investments	14,821	14,270
Physical commodities	3,445	3,096

Total financial instruments owned	445,837	374,963
Securities received as collateral, at fair value	49,119	82,229
Collateralized agreements:
Securities purchased under agreements to resell	143,097	126,887
Securities borrowed	243,695	239,994
Receivables:
Customers	67,793	76,352
Brokers, dealers and clearing organizations	16,219	16,011
Other loans	9,575	11,629
Fees, interest and other	9,223	8,320
Other investments	5,257	4,524
Premises, equipment and software costs, at cost (net of accumulated depreciation of $3,152 at February 29, 2008 and $3,449 at November 30, 2007)	4,548	4,372
Goodwill	3,053	3,024
Intangible assets (net of accumulated amortization of $189 at February 29, 2008 and $175 at November 30, 2007) (includes $392 at fair value at February 29, 2008 and $428 at fair value at November 30, 2007)	1,008	1,047
Other assets	10,543	8,851

Total assets	$1,090,896	$1,045,409

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

(dollars in millions, except share data)

	February 29, 2008	November 30, 2007
	(unaudited)
Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings (includes $2,750 at fair value at February 29, 2008 and $3,068 at fair value at November 30, 2007)	$25,952	$34,495
Deposits (includes $1,444 at fair value at February 29, 2008 and $3,769 at fair value at November 30, 2007)	35,687	31,179
Financial instruments sold, not yet purchased, at fair value:
U.S. government and agency securities	9,530	8,221
Other sovereign government obligations	21,211	15,627
Corporate and other debt	9,041	7,592
Corporate equities	41,240	30,899
Derivative contracts	89,392	71,604
Physical commodities	697	398

Total financial instruments sold, not yet purchased	171,111	134,341
Obligation to return securities received as collateral, at fair value	49,119	82,229
Collateralized financings:
Securities sold under agreements to repurchase	160,492	162,840
Securities loaned	86,890	110,423
Other secured financings (includes $34,821 at fair value at February 29, 2008 and $27,772 at fair value at November 30, 2007)	40,753	27,772
Payables:
Customers	249,711	203,453
Brokers, dealers and clearing organizations	13,745	10,454
Interest and dividends	3,095	1,724
Other liabilities and accrued expenses	20,745	24,606
Long-term borrowings (includes $42,784 at fair value at February 29, 2008 and $38,392 at fair value at November 30, 2007)	200,316	190,624

	1,057,616	1,014,140

Commitments and contingencies
Shareholders’ equity:
Preferred stock	1,100	1,100
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at February 29, 2008 and November 30, 2007;
Shares issued: 1,211,701,552 at February 29, 2008 and November 30, 2007;
Shares outstanding: 1,105,301,550 at February 29, 2008 and 1,056,289,659 at November 30, 2007	12	12
Paid-in capital	—	1,902
Retained earnings	38,852	38,045
Employee stock trust	7,468	5,569
Accumulated other comprehensive loss	(138)	(199)
Common stock held in treasury, at cost, $0.01 par value;
106,400,002 shares at February 29, 2008 and 155,411,893 shares at November 30, 2007	(6,546)	(9,591)
Common stock issued to employee trust	(7,468)	(5,569)

Total shareholders’ equity	33,280	31,269

Total liabilities and shareholders’ equity	$1,090,896	$1,045,409

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

Three Months Ended

February 29, 2008

February 28, 2007

(unaudited)

Revenues:

Investment banking

$
1,109

$
1,227

Principal transactions:

Trading

3,390

4,158

Investments

(346
)

880

Commissions

1,199

1,005

Asset management, distribution and administration fees

1,550

1,479

Interest and dividends

13,965

14,171

Other

317

272

Total revenues

21,184

23,192

Interest expense

12,862

13,198

Net revenues

8,322

9,994

Non-interest expenses:

Compensation and benefits

4,071

4,775

Occupancy and equipment

286

260

Brokerage, clearing and exchange fees

444

361

Information processing and communications

305

277

Marketing and business development

183

153

Professional services

379

419

Other

440

293

Total non-interest expenses

6,108

6,538

Income from continuing operations before gains (losses) from unconsolidated investees and income taxes

2,214

3,456

Gains (losses) from unconsolidated investees

2

(26
)

Provision for income taxes

665

1,116

Income from continuing operations

1,551

2,314

Discontinued operations:

Net gain from discontinued operations

—

564

Provision for income taxes

—

206

Net gain on discontinued operations

—

358

Net income

$
1,551

$
2,672

Preferred stock dividend requirements

$
17

$
17

Earnings applicable to common shareholders

$
1,534

$
2,655

Earnings per basic common share:

Income from continuing operations

$
1.50

$
2.28

Gain on discontinued operations

—

0.35

Earnings per basic common share

$
1.50

$
2.63

Earnings per diluted common share:

Income from continuing operations

$
1.45

$
2.17

Gain on discontinued operations

—

0.34

Earnings per diluted common share

$
1.45

$
2.51

Average common shares outstanding:

Basic

1,020,802,234

1,009,186,993

Diluted

1,057,867,487

1,057,912,545

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

Three Months Ended

February 29, 2008

February 28, 2007

(unaudited)

Net income

$
1,551

$
2,672

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments(1)

55

(102
)

Net change in cash flow hedges(2)

4

8

Minimum pension liability adjustment(3)

—

2

Net amortization of actuarial loss(4)

5

—

Net amortization of prior-service credit(5)

(1
)

—

Comprehensive income

$
1,614

$
2,580

(1)
Amounts are net of provision for (benefit from) income taxes of $(54) million and $47 million for the quarters ended February 29, 2008 and February 28, 2007, respectively.

(2)
Amounts are net of provision for income taxes of $2 million and $4 million for the quarters ended February 29, 2008 and February 28, 2007, respectively.

(3)
Amount is net of provision for income taxes of $1 million for the quarter ended February 28, 2007.

(4)
Amount is net of provision for income taxes of $3 million for the quarter ended February 29, 2008.

(5)
Amount is net of (benefit from) income taxes of $(1) million for the quarter ended February 29, 2008.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

Three Months Ended

February 29, 2008

February 28, 2007

(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income

$
1,551

$
2,672

Adjustments to reconcile net income to net cash used for operating activities:

(Gains) losses from unconsolidated investees

(2
)

26

Compensation payable in common stock and options

608

607

Depreciation and amortization

126

204

Provision for consumer loan losses

—

195

Gain on sale of Quilter Holdings Ltd.

—

(168
)

Changes in assets and liabilities:

Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements

837

(6,171
)

Financial instruments owned, net of financial instruments sold, not yet purchased

(30,893
)

(46,050
)

Securities borrowed

(3,701
)

22,538

Securities loaned

(23,533
)

11,582

Receivables and other assets

7,108

(16,665
)

Payables and other liabilities

47,366

(1,987
)

Securities purchased under agreements to resell

(16,210
)

(17,375
)

Securities sold under agreements to repurchase

(2,348
)

20,471

Net cash used for operating activities

(19,091
)

(30,121
)

CASH FLOWS FROM INVESTING ACTIVITIES

Net (payments for) proceeds from:

Premises, equipment and software costs

(335
)

(295
)

Business acquisitions, net of cash acquired

(174
)

(1,167
)

Net principal disbursed on consumer loans

—

(623
)

Sales of consumer loans

—

1,578

Net cash used for investing activities

(509
)

(507
)

CASH FLOWS FROM FINANCING ACTIVITIES

Net (payments for) proceeds from:

Short-term borrowings

(8,543
)

4,523

Derivatives financing activities

549

(578
)

Other secured financings

12,981

(409
)

Deposits

4,508

8,950

Tax benefits associated with stock-based awards

226

110

Net proceeds from:

Issuance of common stock

241

332

Issuance of long-term borrowings

9,725

21,839

Issuance of junior subordinated debentures related to China Investment Corporation

5,579

—

Payments for:

Repayments of long-term borrowings

(10,330
)

(6,484
)

Redemption of Capital Units

—

(66
)

Repurchases of common stock

—

(1,210
)

Cash dividends

(314
)

(305
)

Net cash provided by financing activities

14,622

26,702

Effect of exchange rate changes on cash and cash equivalents

345

(44
)

Net decrease in cash and cash equivalents

(4,633
)

(3,970
)

Cash and cash equivalents, at beginning of period

25,598

20,606

Cash and cash equivalents, at end of period

$
20,965

$
16,636

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $11,456 million and $12,899 million for the quarters ended February 29, 2008 and February 28, 2007, respectively.

Cash payments for income taxes were $60 million and $938 million for the quarters ended February 29, 2008 and February 28, 2007, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
Basis of Presentation and Summary of Significant Accounting Policies.

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

Asset Management provides global asset management products and services in equity, fixed income, alternative investments, which includes hedge funds and funds of funds, and merchant banking, which includes real estate, private equity and infrastructure, to institutional and retail clients through proprietary and third-party distribution channels. Asset Management also engages in investment activities.

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

See Note 14 for additional information on discontinued operations.

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

Notwithstanding the above, certain securitization vehicles,
commonly known as qualifying special purpose entities (“QSPEs”), are generally not consolidated by the Company if they meet certain criteria regarding the types of assets and derivatives they may hold, the types of sales they may engage in and the range of discretion they may exercise in connection with the assets they hold.

For investments in entities in which the Company does not have a controlling financial interest but has significant influence over operating and financial decisions, the Company generally applies the equity method of accounting, except in instances where the Company has elected to fair value certain eligible investments (see Note 2).

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees are recognized over the relevant contract period. In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account/fund performance to date versus the performance benchmark stated in the investment management agreement. Performance-based fees are recorded within Principal transactions—investments revenues or Asset management, distribution and administration fees depending on the nature of the arrangement.

Financial Instruments and Fair Value.

A significant portion
of the Company’s financial instruments is carried at fair value with changes in fair value recognized in earnings each period. A description of the Company’s policies regarding fair value measurement and its application to these financial instruments follows.

Financial Instruments Measured at Fair Value.    All of the instruments within Financial instruments owned
and Financial instruments sold, not yet purchased, are measured at fair value, either through the fair value option election (discussed below) or as required by other accounting pronouncements. These instruments primarily represent the
Company’s trading and investment activities and include both cash and derivative products. In addition, Securities received as collateral and Obligation to return securities received as collateral are measured at fair value as required by other accounting pronouncements. Additionally, certain Commercial paper and other short-term borrowings (primarily structured notes), certain Deposits, certain Other secured financings and certain Long-term borrowings (primarily structured notes and certain junior subordinated debentures) are measured at fair value through the fair value option election. Gains and losses on all of these instruments carried at fair value are reflected in Principal transactions—trading revenues or Principal transactions—investments revenues in the condensed consolidated statements of income. Interest income and expense and dividend income are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest and dividends are included as a component of the instruments’ fair value, interest and dividends are included within Principal transactions—trading revenues or
Principal transactions—investments revenues. Otherwise, they are included within Interest and dividend income or Interest expense.

Fair
Value Option.    The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS
No. 159”), effective December 1, 2006. SFAS No. 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS
No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company applies the fair value option for certain eligible instruments, including certain loans and loan commitments, certain equity method investments, certain structured notes and certain junior subordinated debentures, certain certificates of deposits and certain Other secured financings.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In determining fair value, the Company uses various valuation approaches. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Examples of assets and liabilities utilizing Level 1 inputs are: most U.S. Government securities; certain other sovereign government obligations; and exchange-traded equity securities and listed derivatives that are actively traded.

•

  Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Examples of assets and liabilities utilizing Level 2 inputs are: U.S. agency securities; municipal bonds; corporate bonds; certain corporate loans and loan commitments; certain residential and commercial mortgage-related instruments (including loans, securities and derivatives); most over-the-counter (“OTC”) derivatives; physical commodities; mortgage servicing rights; deposits; and most structured notes.

•

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Examples of assets and liabilities utilizing Level 3 inputs are: certain corporate loans and loan commitments; certain residential and commercial mortgage-related instruments (including loans, securities and derivatives); real estate and private equity investments; and long-dated or complex OTC derivatives.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3 (see Note 2).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Fair value for many cash and OTC contracts is derived using pricing models. Pricing models take into account the contract terms (including maturity) as well as multiple inputs, including, where applicable, commodity prices, equity prices, interest rate yield curves, credit curves, creditworthiness of the counterparty, option volatility and currency rates. In accordance with SFAS No. 157, the impact of the
Company’s own credit spreads is also considered when measuring the fair value of liabilities, including OTC derivative contracts. Where appropriate, valuation adjustments are made to account for various factors, including bid-ask spreads, credit quality, market liquidity and the unit of account. These adjustments are subject to judgment, are applied on a consistent basis and are based upon observable inputs where available. The Company subjects all valuations and models to a review process on a periodic basis.

U.S. Government Securities.    U.S. government securities are valued using quoted market prices.
Valuation adjustments are not applied. Accordingly, U.S. government securities are categorized in Level 1 of the fair value hierarchy.

U.S. Agency
Securities.    U.S. agency securities include To-be-announced (“TBA”) securities and mortgage pass-through certificates. TBA securities are generally valued using quoted market prices or are benchmarked thereto.
Fair value of mortgage pass-through certificates is determined via a simulation model, which considers different rate scenarios and historical activity to calculate a spread to the comparable TBA security. U.S. agency securities are generally categorized in Level 2 of the fair value hierarchy.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Commercial Mortgage-Backed Securities (“CMBS”) and Asset-Backed Securities (“ABS”).    CMBS and ABS may be valued based on
external price/spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable bonds. Valuation levels of ABS and CMBS indices are used as an additional data point for benchmarking purposes or to price outright index positions. Included in this category are certain interest-only securities, which, in the absence of market prices, are valued as a function of observable whole bond prices and cash flow values of principal-only bonds using current market assumptions at the measurement date. CMBS and ABS are categorized in Level 3 if external prices are unobservable; otherwise they are categorized in Level 2 of the fair value hierarchy.

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

Exchange-Traded Equity Securities.    Exchange-traded equity securities are generally valued based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized in Level 1 of the fair value hierarchy.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Listed Derivative Contracts.    Listed derivatives that are actively traded are valued
based on quoted prices from the exchange and are categorized in Level 1 of the fair value hierarchy. Listed derivatives that are not actively traded are valued using the same approaches as those applied to OTC derivatives; they are generally categorized in Level 2 of the fair value hierarchy.

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

Other derivative products,
typically the newest and most complex products, require more judgment in the implementation of the valuation technique applied due to the complexity of the valuation assumptions and the reduced observability of inputs. This includes derivative interests in certain mortgage-related collateralized debt obligation (“CDO”) securities, mortgage-related credit default swaps, basket credit default swaps and CDO-squared positions where direct trading activity or quotes are unobservable.
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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Investments in Private Equity and Real Estate.    The Company’s investments in
private equity and real estate take the form of direct private equity investments and investments in private equity and real estate funds. The transaction price is used as the best estimate of fair value at inception. Thereafter, valuation is based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable company transactions, performance multiples and changes in market outlook, among other factors. These nonpublic investments are included in Level 3 of the fair value hierarchy because they trade infrequently, and, therefore, the fair value is unobservable.

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

Structured Notes.    The Company issues structured notes that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities. Fair value of structured notes is estimated using valuation models described in this section for the derivative and debt features of the notes. These models incorporate observable inputs referencing identical or comparable securities, including prices that the notes are linked to, interest rate yield curves, option volatility and currency rates. The impact of the Company’s own credit spreads also is included based on the Company’s observed secondary bond market spreads. Most structured notes are categorized in Level 2 of the fair value hierarchy.

Fair Value Measurement—Other.

The fair value of OTC financial instruments, including derivative contracts related to financial instruments and commodities, is presented in the accompanying condensed consolidated statements of financial condition on a net-by-counterparty basis, when appropriate. Additionally, the Company nets fair value of cash collateral paid or received against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement.

Hedge Accounting.

The Company applies hedge accounting for hedges involving various derivative financial instruments and
non-U.S. dollar-denominated debt used to hedge interest rate, foreign exchange and credit risk arising from assets and liabilities not held at fair value. These derivative financial instruments are included within Financial instruments owned—Derivative contracts or Financial instruments sold, not yet purchased—Derivative contracts in the condensed consolidated statements of financial condition.

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

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least monthly. The impact of hedge ineffectiveness on the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

condensed consolidated statements of income, primarily related to fair value hedges, was a gain of $16 million and $13 million for the quarters ended
February 29, 2008 and February 28, 2007, respectively. The amount excluded from the assessment of hedge effectiveness was immaterial. If a derivative is de-designated as a hedge, it is thereafter accounted for as a financial instrument used for trading.

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

Cash Flow Hedges.    The Company applies cash flow hedge accounting to interest rate swaps designated as hedges of the variability of future cash flows from floating rate liabilities due to the benchmark interest rate. The Company uses regression analysis to perform an ongoing prospective and retrospective assessment of the effectiveness of these hedging relationships. Changes in fair value of these interest rate swaps are recorded to “Net change in cash flow hedges” as a component of Accumulated other comprehensive income (loss) in Shareholders’ equity, net of tax effects, to the extent they are effective. Amounts recorded to Accumulated other comprehensive income (loss) are then reclassified to Interest expense as interest on the hedged borrowings is recognized. Any ineffective portion of the change in fair value of these instruments is recorded to Interest expense.

Before the sale of the aircraft leasing business in 2006, the Company applied hedge accounting to interest rate swaps used to hedge variable rate long-term borrowings associated with this business. Changes in the fair value of the swaps were recorded in Accumulated other comprehensive income (loss) in Shareholders’ equity, net of tax effects, and then reclassified to Interest expense as interest on the hedged borrowings was recognized.

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

Condensed Consolidated Statements of Cash Flows.

For purposes of these statements, cash and cash equivalents consist of cash and highly liquid investments not held for resale with maturities, when purchased, of three months or less. In connection with business acquisitions, the Company assumed liabilities of $77 million and $7,679 million in the first quarter of fiscal 2008 and fiscal 2007, respectively.

Securitization Activities.

The Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, U.S. agency collateralized mortgage obligations and other types of financial assets
(see Note 4). Generally, such transfers of financial assets are accounted for as sales when the Company has relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. Transfers that are not accounted for as sales are accounted for as secured borrowings.

Gains (losses) from Unconsolidated Investees.

The Company invests in unconsolidated investees that provide funds to develop low income communities, renewable energy sources and other structured transactions. These structures provide the Company with tax benefits and are not integral to the operations of the Company. The Company accounts for these investments under the equity method with gains and losses from these investments recorded within Gains (losses) from unconsolidated investees and the applicable tax credits and benefits from tax losses recorded within Provision for income taxes.

Accounting Developments.

Accounting for Uncertainty in Income Taxes.    In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB
Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties,

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48 on December 1, 2007, the Company recorded a cumulative effect adjustment of approximately $92 million as a decrease to the opening balance of Retained earnings as of December 1, 2007 (see Note 12).

Employee Benefit Plans.    In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements
No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). In fiscal 2007, the Company adopted SFAS No. 158’s requirement to recognize the overfunded or underfunded status of its defined benefit and postretirement plans as an asset or liability. In the first quarter of fiscal 2008, the Company recorded an after-tax charge of approximately $13 million ($21 million pre-tax) to Shareholders’ equity upon early adoption of SFAS No. 158’s other requirement to use the fiscal year-end date as the measurement date.

Offsetting of Amounts Related to Certain Contracts.    In April 2007, the FASB
issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39”, (“FSP FIN 39-1”). FSP FIN 39-1 amends certain provisions of FIN 39, “Offsetting of Amounts Related to Certain
Contracts,” and permits companies to offset fair value amounts recognized for cash collateral receivables or payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. In accordance with the provisions of FSP FIN 39-1, the Company offset cash collateral receivables and payables against net derivative positions as of February 29, 2008. The adoption of FSP FIN 39-1 on December 1, 2007 did not have a material impact on the Company’s condensed consolidated financial statements.

Investment Company
Accounting.    In June 2007, the AICPA issued Statement of Position (“SOP”) 07–1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent
Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment
Companies. In February 2008, the FASB issued a final FSP SOP 07-1-1 to delay indefinitely the effective date of SOP 07-1.

Dividends on Share-Based
Payment Awards.    In June 2007, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”
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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

ASF Framework.    In December 2007, the American Securitization Forum (“ASF”) issued the
“Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans” (the “ASF Framework”). The overall purpose of the ASF Framework is to provide recommended guidance for servicers to streamline borrower evaluation procedures and to facilitate the effective use of all forms of foreclosure and loss prevention efforts, including refinancings, forbearances, workout plans, loan modifications, deeds-in-lieu and short sales or short payoffs. The ASF Framework is focused on subprime first-lien adjustable rate residential mortgages loans that have an initial fixed rate period of 36 months or less, are included in securitized pools, were originated between January 1, 2005 and
July 31, 2007, and have an initial interest rate reset date between January 1, 2008 and July 31, 2010 (“subprime ARM loans”).

The
ASF Framework categorizes the population of subprime ARM loans into three segments. Segment 1 includes current loans, as defined, where the borrower is likely to be able to refinance into an available mortgage product. It is expected that borrowers in this category should refinance their loans, if they are unable or unwilling to meet their reset payment. Segment 2 includes current loans where the borrower is unlikely to be able to refinance and meet specific criteria related to Fair Isaac
Corporation (or “FICO”) scores and expected payment increase due to the initial adjustment of the interest rate. Borrowers in this segment are eligible for a fast track loan modification under which the interest rate will be kept at the existing rate, generally for five years following the upcoming reset. The ASF Framework indicates that for Segment 2 loans, the servicer can presume that the borrower would be unable to pay pursuant to the original terms of the loan after the interest rate reset, and thus, borrower default on the loan is “reasonably foreseeable” in absence of a modification. Segment 3 includes loans where the borrower is not current or which do not otherwise qualify for Segment 1 or Segment 2.
For loans in this category, the servicer will determine the appropriate loss mitigation approach in a manner consistent with the applicable servicing standard in the transaction documents, but without employing the fast track procedures described under Segment 2.

In January 2008, the SEC’s Office of Chief Accountant (the “OCA”) issued a letter (the “OCA Letter”) addressing accounting issues that may be raised by the ASF Framework. The OCA letter concluded that the SEC would not object to continuing off-balance sheet accounting treatment for QSPEs that hold Segment 2 subprime ARM loans modified pursuant to the ASF
Framework.

For those current loans that are accounted for off-balance sheet that are modified, but not as part of the ASF Framework above, the servicer must perform on an individual basis an analysis of the borrower and the loan to provide sufficient evidence to demonstrate that default on the loan is imminent or reasonably foreseeable.

The Company adopted the ASF Framework during the first quarter of fiscal 2008, but has not yet modified a significant volume of loans using the ASF Framework. The Company does not expect that its application of the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

ASF Framework will impact the off-balance sheet status of Company-sponsored QSPEs that hold Segment 2 subprime ARM loans and is currently evaluating the potential impact on its condensed consolidated statements of income. The total amount of assets owned by Company-sponsored QSPEs that hold subprime ARM loans (including those loans that are not serviced by the Company) as of February 29, 2008, was approximately $30.5 billion. Of this amount, approximately $11.8 billion relates to subprime ARM loans serviced by the Company. The Company’s retained interests in Company sponsored QSPEs that hold subprime ARM loans totaled approximately
$272 million as of February 29, 2008.

Transfers of Financial Assets and Repurchase Financing Transactions.    In February
2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS No. 140-3”). The objective of FSP FAS 140-3 is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing. Under the guidance in FSP FAS 140-3, there is a presumption that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement
(i.e., a linked transaction) for purposes of evaluation under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). If certain criteria are met, however, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP FAS 140-3 is effective for the Company on December 1, 2008. The Company is
currently evaluating the potential impact of adopting FSP FAS 140-3.

Disclosures about Derivative Instruments and Hedging
Activities.    In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 will be effective for the Company’s fiscal 2009 interim and annual consolidated financial statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

2.
Fair Value Disclosures.

Fair Value Measurements.

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS
No. 157. See Note 1 for a discussion of the Company’s policies regarding this hierarchy.

The following fair value hierarchy tables present
information about the Company’s assets and liabilities measured at fair value on a recurring basis as of February 29, 2008 and November 30, 2007:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of February 29, 2008

Quoted Prices in Active Markets for Identical Assets (Level 1)

Significant Other Observable Inputs (Level 2)

Significant Unobservable Inputs (Level 3)

Counterparty and Cash Collateral Netting

Balance as of February 29, 2008

(dollars in millions)

Assets

Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements

$
27,768

$
—

$
—

$
—

$
27,768

Financial instruments owned:

U.S. government and agency securities

8,916

31,531

581

—

41,028

Other sovereign government obligations

30,116

7,159

15

—

37,290

Corporate and other debt

84

129,067

31,622

—

160,773

Corporate equities

84,801

2,248

1,957

—

89,006

Derivative contracts(1)

3,319

120,911

31,910

(56,666
)

99,474

Investments

927

1,824

12,070

—

14,821

Physical commodities

—

3,445

—

—

3,445

Total financial instruments owned

128,163

296,185

78,155

(56,666
)

445,837

Securities received as collateral

41,631

7,475

13

—

49,119

Intangible assets(2)

—

392

—

—

392

Liabilities

Commercial paper and other short-term borrowings

$
—

$
2,750

$
—

$
—

$
2,750

Deposits

—

1,444

—

—

1,444

Financial instruments sold, not yet purchased:

U.S. government and agency securities

8,318

1,212

—

—

9,530

Other sovereign government obligations

12,940

8,271

—

—

21,211

Corporate and other debt

3

8,434

604

—

9,041

Corporate equities

40,215

473

552

—

41,240

Derivative contracts(1)

7,600

110,107

16,069

(44,384
)

89,392

Physical commodities

—

697

—

—

697

Total financial instruments sold, not yet purchased

69,076

129,194

17,225

(44,384
)

171,111

Obligation to return securities received as collateral

41,631

7,475

13

—

49,119

Other secured financings

—

33,205

1,616

—

34,821

Long-term borrowings

—

36,820

5,964

—

42,784

(1)
Amount represents the impact of counterparty netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included within that level.

(2)
Amount represents MSRs accounted for at fair value (see Note 4).

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

$
31,354

$
—

$
—

$
—

$
31,354

Financial instruments owned:

U.S. government and agency securities

11,038

12,189

660

—

23,887

Other sovereign government obligations

15,834

5,743

29

—

21,606

Corporate and other debt

223

110,443

37,058

—

147,724

Corporate equities

82,592

3,549

1,236

—

87,377

Derivative contracts(1)

4,526

90,654

21,601

(39,778
)

77,003

Investments

953

249

13,068

—

14,270

Physical commodities

—

3,096

—

—

3,096

Total financial instruments owned

115,166

225,923

73,652

(39,778
)

374,963

Securities received as collateral

68,031

14,191

7

—

82,229

Intangible assets(2)

—

428

—

—

428

Liabilities

Commercial paper and other short-term borrowings

$
—

$
3,068

$
—

$
—

$
3,068

Deposits

—

3,769

—

—

3,769

Financial instruments sold, not yet purchased:

U.S. government and agency securities

8,208

13

—

—

8,221

Other sovereign government obligations

9,633

5,994

—

—

15,627

Corporate and other debt

16

6,454

1,122

—

7,592

Corporate equities

29,948

935

16

—

30,899

Derivative contracts(1)

7,031

86,968

15,663

(38,058
)

71,604

Physical commodities

—

398

—

—

398

Total financial instruments sold, not yet purchased

54,836

100,762

16,801

(38,058
)

134,341

Obligation to return securities received as collateral

68,031

14,191

7

—

82,229

Other secured financings

—

25,451

2,321

—

27,772

Long-term borrowings

—

37,994

398

—

38,392

(1)
Amounts represent the impact of counterparty netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included within that level.

(2)
Amount represents MSRs accounted for at fair value (see Note 4).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized or unrealized gains and losses on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories. Additionally, both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the
Three Months Ended February 29, 2008

Beginning Balance

Realized Gains or (Losses)(1)

Unrealized Gains or (Losses)(1)

Total Realized and Unrealized Gains or (Losses)(1)

Purchases, Sales, Other Settlements and Issuances, net

Net Transfers In and/or Out of Level 3

Ending Balance

(dollars in millions)

Assets

Financial instruments owned:

U.S. government and agency securities

$
660

$
6

$
53

$
59

$
(129
)

$
(9
)

$
581

Other sovereign government obligations

29

—

—

—

(1
)

(13
)

15

Corporate and other debt(2)

37,058

1,207

(3,413
)

(2,206
)

(4,413
)

1,183

31,622

Corporate equities

1,236

13

(2
)

11

819

(109
)

1,957

Net derivative contracts (2)(3)

5,938

213

8,391

8,604

1,063

236

15,841

Investments(4)

13,068

(20
)

(52
)

(72
)

778

(1,704
)

12,070

Securities received as collateral

7

—

—

—

6

—

13

Liabilities

Financial instruments sold, not yet purchased:

Corporate and other debt(2)

$
1,122

$
(20
)

$
(499
)

$
(519
)

$
(1,036
)

$
(1
)

$
604

Corporate equities

16

(12
)

(92
)

(104
)

428

4

552

Obligation to return securities received as collateral

7

—

—

—

6

—

13

Other secured financings

2,321

—

—

—

(705
)

—

1,616

Long-term borrowings(5)

398

—

(142
)

(142
)

5,556

(132
)

5,964

(1)
Realized and unrealized gains (losses) are included in Principal transactions—trading in the condensed consolidated statements of income except for $(72) million related to
Financial instruments owned—investments, which is included in Principal transactions—investments. Unrealized gains (losses) relate to Level 3 assets and liabilities still held by the Company at February 29, 2008.

(2)
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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The Company reclassified certain
Corporate and other debt from Level 2 to Level 3 because certain significant inputs for the fair value measurement became unobservable. These reclassifications included transfers primarily related to loans and loan commitments, largely related to corporate lending transactions.

(3)
Amounts represent Financial instruments owned—derivative contracts net of Financial instruments sold, not yet purchased—derivative contracts.

(4)
The Company reclassified investments from Level 3 to Level 2 because certain significant inputs for the fair value measurement were identified and, therefore, became observable.

(5)
Amounts included in the Purchases, sales, other settlements and issuances, net column primarily relates to the issuance of junior subordinated debentures related to China Investment
Corporation investment (see Note 9).

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three
Months Ended February 28, 2007

Beginning Balance

Realized Gains or (Losses)(1)

Unrealized Gains or (Losses)(1)

Total Realized and Unrealized Gains or (Losses)(1)

Purchases, Sales, Other Settlements and Issuances, net

Net Transfers In and/or Out of Level 3

Ending Balance

(dollars in millions)

Assets

Financial instruments owned:

U.S. government and agency securities

$
2

$
—

$
(6
)

$
(6
)

$
152

$
—

$
148

Other sovereign government obligations

162

2

33

35

682

32

911

Corporate and other debt

33,941

1

(6
)

(5
)

2,458

(43
)

36,351

Corporate equities

1,040

(53
)

90

37

170

(8
)

1,239

Net derivative contracts (2)(3)

30

(194
)

741

547

(335
)

34

276

Investments(4)

3,879

27

553

580

1,730

(13
)

6,176

Securities received as collateral

40

—

—

—

(40
)

—

—

Other assets(5)

2,154

(9
)

5

(4
)

118

—

2,268

Liabilities

Financial instruments sold, not yet purchased:

Corporate and other debt(2)

$
185

$
(10
)

$
2

$
(8
)

$
(167
)

$
42

$
68

Corporate equities

9

—

—

—

1

5

15

Obligation to return securities received as collateral

40

—

—

—

(40
)

—

—

Other secured financings

4,724

—

—

—

1,364

—

6,088

Long-term borrowings

464

—

(53
)

(53
)

27

—

544

(1)
Realized and unrealized gains (losses) are included in Principal transactions—trading in the condensed consolidated statements of income except for amounts of $571 million and
$9 million related to Financial instruments owned—investments, which are included in Principal transactions—investments and Other revenues, respectively, and $(4) million related to Other assets, which are included in Other revenues.
Unrealized gains (losses) relate to Level 3 asset and liabilities still held by the Company at February 28, 2007.

(2)
The gains and losses associated with Net derivative contracts were primarily driven by credit products as a result of market movements.

(3)
Amounts represent Financial instruments owned—derivative contracts net of Financial instruments sold, not yet purchased—derivative contracts.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(4)
The net gains from Financial instruments owned—investments were primarily related to investments associated with the Company’s real estate funds.

(5)
Gains and losses associated with DFS within Other revenues are included in discontinued operations.

Fair Value Option.

The following tables present gains and (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarters ended February 29, 2008 and February 28, 2007:

Three months ended February 29, 2008

Principal Transactions: Trading

Net Interest Revenue

Gains (losses) Included in the Three Months Ended February 29, 2008(1)

(dollars in millions)

Commercial paper and other short-term borrowings

$
208

$
(2
)

$
206

Deposits

(6
)

—

(6
)

Long-term borrowings

464

(198
)

266

(1)
In addition to these amounts, as discussed in Note 1, all of the instruments within Financial instruments owned or Financial instruments sold, not yet purchased are measured at fair value, either through the election of SFAS No. 159 or as required by other accounting pronouncements. Changes in the fair value of these instruments are recorded in Principal transactions—trading and Principal transactions—investments revenues.

Three months ended February 28, 2007

Principal Transactions: Trading

Net Interest Revenue

(Losses) gains Included in the Three Months Ended February 28, 2007(1)

(dollars in millions)

Commercial paper and other short-term borrowings

$
(5
)

$
—

$
(5
)

Deposits

4

—

4

Long-term borrowings

136

(49
)

87

(1)
In addition to these amounts, as discussed in Note 1, all of the instruments within Financial instruments owned or Financial instruments sold, not yet purchased are measured at fair value, either through the election of SFAS No. 159 or as required by other accounting pronouncements. Changes in the fair value of these instruments are recorded in Principal transactions—trading and Principal transactions—investments revenues.

As of February 29, 2008 and November 30, 2007, the
aggregate contractual principal amount of loans for which the fair value option was elected exceeded the fair value of such loans by approximately $28,193 million and $28,880 million, respectively. The aggregate fair value of loans that were 90 or more days past due as of February 29, 2008 and November 30, 2007 was $2,267 million and $6,588 million, respectively. The aggregate contractual principal amount of such loans 90 or more days past due exceeded their fair value by approximately $21,239 million and $23,501 million at February 29, 2008 and November 30, 2007, respectively. This difference in amount primarily emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.

For the quarter ended February 29, 2008, changes in the fair value of loans for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were losses of $2,226 million. Instrument-specific credit losses were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates. For the quarter ended February 28, 2007, changes in the fair value of loans for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were estimated to be an immaterial unrealized loss.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

For the quarter ended February 29, 2008, the estimated changes in the fair value of the Company’s short-term and long-term borrowings, including structured notes and junior subordinated debentures, for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were gains of approximately
$895 million. This gain was attributable to the widening of the Company’s credit spreads and was determined based upon observations of the Company’s secondary bond market spreads. For the quarter ended February 28, 2007, the estimated changes in the fair value of the Company’s short-term and long-term borrowings, including structured notes and junior subordinated debentures, for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were not material. As of February 29, 2008 and November 30, 2007, the aggregate contractual principal amount of long-term debt instruments for which the fair value option was elected exceeded the fair value of such instruments by approximately $2,955 million and $1,572 million, respectively.

The estimated change in the fair value of other liabilities for which the fair value option was elected that was attributable to changes in instrument-specific credit spreads was a loss of approximately $482 million in the quarter ended February 29, 2008. This loss was primarily related to leveraged loan contingent commitments and was attributable to the illiquid market conditions that existed in the quarter. It was generally determined based on the differential between estimated expected client yields at February 29, 2008 and contractual yields. For the quarter ended February 28, 2007, the estimated changes in the fair value of other liabilities for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were not material.

3.
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

At February 29, 2008

At November 30, 2007

(dollars in millions)

Financial instruments owned:

U.S. government and agency securities

$
7,655

$
7,134

Other sovereign government obligations

6,619

333

Corporate and other debt

43,087

32,530

Corporate equities

3,938

1,133

Total

$
61,299

$
41,130

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. At February 29, 2008 and November 30, 2007, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $935 billion and $948 billion, respectively, and the fair value of the portion that had been sold or repledged was $721 billion and $708 billion, respectively.

The Company additionally receives
securities as collateral in connection with certain securities for securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the condensed consolidated statements of financial condition. At February 29, 2008 and November 30, 2007, $49 billion and $82 billion, respectively, were reported as Securities received as collateral and an Obligation to return securities received as collateral in the condensed consolidated statements of financial condition. Collateral received in connection with these transactions that was subsequently repledged was approximately $44 billion and $72 billion at February 29, 2008 and November 30, 2007, respectively.

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

4.
Securitization Activities and Variable Interest Entities.

Securitization Activities.    The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. Special purpose entities (“SPEs”), also known as variable interest entities (“VIEs”) are typically used in such securitization transactions. Transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the condensed consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles.
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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Retained interests in securitized financial assets were approximately $3.5 billion at February 29, 2008, the majority of which were related to residential mortgage loan, commercial mortgage loan and U.S. agency collateralized mortgage obligation securitization transactions. Net gains at the time of securitization were not material in the quarter ended February 29, 2008.

The following table presents information on the Company’s residential mortgage loan, commercial mortgage loan and U.S. agency collateralized mortgage obligation securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions as of February 29, 2008 were as follows (dollars in millions):

Residential Mortgage Loans

Commercial Mortgage Loans

U.S. Agency Collateralized Mortgage Obligations

Investment grade retained interests

$
1,264

$
760

$
491

Non-investment grade retained interests

580

191

—

Total retained interests (carrying amount/fair value)

$
1,844

$
951

$
491

Weighted average life (in months)

46

37

44

Range

0.3-146

5.5-119

1.5-268

Weighted average discount rate (per annum)

15.08
%

7.86
%

6.92
%

Range

4.30-124.62
%

2.82-27.90
%

0.21-40.63
%

Impact on fair value of 10% adverse change

$
(65
)

$
(16
)

$
(8
)

Impact on fair value of 20% adverse change

$
(124
)

$
(30
)

$
(16
)

Weighted average credit losses(1)(2)

2.13
%

7.10
%

0.00
%

Range

0.00-12.00
%

0.00-25.80
%

0.00-0.00
%

Impact on fair value of 10% adverse change

$
(122
)

$
(4
)

$
—

Impact on fair value of 20% adverse change

$
(186
)

$
(7
)

$
—

Weighted average prepayment speed assumption (“PSA”)(3)(4)

973

—

359

Range

182-1,500
PSA

—

166-558
PSA

Impact on fair value of 10% adverse change

$
(71
)

$
—

$
(7
)

Impact on fair value of 20% adverse change

$
(115
)

$
—

$
(15
)

(1)
Residential mortgage loans credit loss rate stated in terms of cumulative loss rate. Commercial mortgage loans credit loss rate stated in terms of annualized loss rate.

(2)
Credit losses are computed only on positions for which expected credit loss is either a key assumption in the determination of fair value or is not reflected in the discount rate.

(3)
Amounts for residential mortgage loans exclude positive valuation effects from immediate 10% and 20% changes.

(4)
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
2,048

$
678

$
826

Non-investment grade retained interests

1,167

406

—

Total retained interests (carrying amount/fair value)

$
3,215

$
1,084

$
826

Weighted average life (in months)

49

57

51

Range

1-322

0.5-139

1-271

Weighted average discount rate (per annum)

12.55
%

8.48
%

6.04
%

Range

1.12 - 74.10
%

3.00 - 16.83
%

0.75 - 18.12
%

Impact on fair value of 10% adverse change

$
(114
)

$
(14
)

$
(16
)

Impact on fair value of 20% adverse change

$
(218
)

$
(28
)

$
(31
)

Weighted average credit losses(1)(2)

4.52
%

3.24
%

0.00
%

Range

0.00 - 12.00
%

0.00 - 13.69
%

0.00 - 0.00
%

Impact on fair value of 10% adverse change

$
(215
)

$
(5
)

$
—

Impact on fair value of 20% adverse change

$
(371
)

$
(10
)

$
—

Weighted average prepayment speed assumption (“PSA”)(3)(4)

1,173

—

301

Range

188 - 2,250
PSA

—

167 - 718
PSA

Impact on fair value of 10% adverse change

$
(118
)

$
—

$
(7
)

Impact on fair value of 20% adverse change

$
(194
)

$
—

$
(19
)

(1)
Residential mortgage loans credit loss rate stated in terms of cumulative loss rate. Commercial mortgage loans credit loss rate stated in terms of annualized loss rate.

(2)
Credit losses are computed only on positions for which expected credit loss is either a key assumption in the determination of fair value or is not reflected in the discount rate.

(3)
Amounts for residential mortgage loans exclude positive valuation effects from immediate 10% and 20% changes.

(4)
Commercial mortgage loans typically contain provisions that either prohibit or economically penalize the borrower from prepaying the loan for a specified period of time.

The weighted average assumptions and parameters used initially to value retained interests in relation to securitizations that were still held by the Company as of February 29, 2008 were as follows:

Residential Mortgage Loans

Commercial Mortgage Loans

U.S. Agency Collateralized Mortgage Obligations

Weighted average life (in months)

51

44

75

Weighted average discount rate (rate per annum)

10.04
%

6.03
%

6.29
%

Weighted average credit losses (1)(2)

0.73
%

1.51
%

—

Weighted average prepayment speed assumptions

1,628
PSA

—

279
PSA

(1)
Residential mortgage loans credit loss rate stated in terms of cumulative loss rate. Commercial mortgage loans credit loss rate stated in terms of annualized loss rate.

(2)
Credit losses are computed only on positions for which expected credit loss is either a key assumption in the determination of fair value or is not reflected in the discount rate.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The tables above do not include the offsetting benefit of any financial instruments that the Company may utilize to hedge risks inherent in its retained interests. In addition, the sensitivity analysis is hypothetical and should be used with caution. Changes in fair value based on a 10% or 20% variation in an assumption generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated independently of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. In addition, the sensitivity analysis does not consider any corrective action that the Company may take to mitigate the impact of any adverse changes in the key assumptions.

During the quarters ended February 29, 2008 and February 28, 2007, the
Company received proceeds from new securitization transactions of $3.8 billion and $14.5 billion, respectively, and cash flows from retained interests in securitization transactions of $1.7 billion in both periods.

Mortgage Servicing Rights.    The Company may retain servicing rights to certain mortgage loans that are sold through its securitization activities. These transactions create an asset referred to as MSRs, which are included within Intangible assets in the condensed consolidated statements of financial condition.

The following table presents information about the Company’s MSRs, which relate to its mortgage loan business activities:

Three Months Ended

February 29, 2008

February 28, 2007

(dollars in millions)

Fair value as of the beginning of the period

$
428

$
93

Additions:

Purchases of servicing assets

1

187

Servicing assets that result from transfers of financial assets

14

50

Total additions

15

237

Subtractions:

Sales/disposals

(8
)

(18
)

Changes in fair value(1)

(43
)

(25
)

Fair value as of the end of the period

$
392

$
287

Amount of contractually specified(1):

Servicing fees

$
65

$
38

Late fees

8

6

Ancillary fees

—

1

$
73

$
45

(1)
These amounts are recorded within Other revenues in the Company’s condensed consolidated statements of income.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Three Months Ended

February 29, 2008

February 28, 2007

Assumptions Used in Measuring Fair Value:

Weighted average discount rate

17.59
%

17.87
%

Weighted average prepayment speed assumption

584
PSA

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

Variable Interest Entities. FASB Interpretation No. 46, as revised (“FIN 46R”),
“Consolidation of Variable Interest Entities,” applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns or both, as a result of holding variable interests. The Company consolidates entities in which it is the primary beneficiary. For those entities deemed to be qualifying special purpose entities (as defined in SFAS No. 140), the Company does not consolidate the entity. See Note 1 regarding the characteristics of QSPEs.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents information about the Company’s total assets and maximum exposure to loss associated with VIEs as of February 29, 2008 which the Company consolidates. The Company accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as Other secured financings in the condensed consolidated statements of financial condition (dollars in millions):

VIE Assets That the Company Consolidates

At February 29, 2008 Maximum Exposure to Loss in
Consolidated VIEs(1)

Debt and Equity Interests

Derivatives

Commitments and Guarantees

Total

Mortgage and asset-backed securitizations

$
7,141

$
1,864

$
4

$
—

$
1,868

Municipal bond trusts

811

1

—

810

811

Credit and real estate(2)

4,608

3,606

2,606

—

6,212

Commodities financing

1,160

—

274

—

274

Other structured transactions

15,257

14,736

—

9

14,745

$
28,977

$
20,207

$
2,884

$
819

$
23,910

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

The following table presents information about
the Company’s total assets and maximum exposure to loss associated with non-consolidated VIEs as of February 29, 2008 in which the Company had significant variable interests (dollars in millions):

VIE Assets That the Company Does not Consolidate

At February 29,
2008 Maximum Exposure to Loss in Non-consolidated VIEs (1)

Debt and Equity Interests

Derivatives

Commitments and Guarantees

Total

Mortgage and asset-backed securitizations

$
7,475

$
136

$
108

$
—

$
244

Municipal bond trusts

801

518

—

142

660

Credit and real estate

13,351

7,361

703

52

8,116

Other structured transactions

10,457

2,169

—

414

2,583

$
32,084

$
10,184

$
811

$
608

$
11,603

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5.
Derivative Contracts.

In the normal course of business, the
Company enters into a variety of derivative contracts related to financial instruments and commodities. The Company uses these instruments for trading and investment purposes, as well as for asset and liability management. These instruments generally represent future commitments to swap interest payment streams, exchange currencies, or purchase or sell commodities and other financial instruments on specific terms at specified future dates. Many of these products have maturities that do not extend beyond one year, although swaps, options and equity warrants typically have longer maturities. For further discussion of these matters, refer to Note 6 to the consolidated financial statements for the fiscal year ended November 30,
2007 included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (the “Form 10-K’’).

Future changes in interest rates, foreign currency exchange rates or the fair values of the financial instruments, commodities or indices underlying these contracts ultimately may result in cash settlements exceeding fair value amounts recognized in the condensed consolidated statements of financial condition. The amounts in the following table represent the fair value of exchange traded and OTC options and other contracts (including interest rate, foreign exchange, and other forward contracts and swaps) for derivatives for trading and investment and for asset and liability management, net of offsetting positions in situations where netting is appropriate. The asset amounts are not reported net of non-cash collateral, which the Company obtains with respect to certain of these transactions to reduce its exposure to credit losses. In accordance with the provisions of FSP FIN 39-1, the Company offset cash collateral receivables and payables of $33 billion and $45 billion, respectively, against net derivative positions as of February 29, 2008.

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

The Company’s
derivatives (both listed and OTC), net of cash collateral, as of February 29, 2008 and November 30, 2007 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

At February 29, 2008

At November 30, 2007

Product Type

Assets

Liabilities

Assets

Liabilities

(dollars in millions)

Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
47,776

$
29,504

$
33,804

$
19,515

Foreign exchange forward contracts and options

10,956

10,955

7,755

9,372

Equity securities contracts (including equity swaps, warrants and options)

20,777

30,156

19,913

27,887

Commodity forwards, options and swaps

19,965

18,777

15,531

14,830

Total

$
99,474

$
89,392

$
77,003

$
71,604

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6.
Goodwill and Net Intangible Assets.

Changes in the carrying amount
of the Company’s goodwill and intangible assets for the quarter ended February 29, 2008 were as follows:

Institutional Securities

Global Wealth Management Group

Asset Management

Total

(dollars in millions)

Goodwill:

Balance as of November 30, 2007

$
1,555

$
297

$
1,172

$
3,024

Foreign currency translation adjustments

(2
)

6

—

4

Goodwill acquired during the period and other

28

—

(3
)

25

Balance as of February 29, 2008

$
1,581

$
303

$
1,169

$
3,053

Due to the deterioration in the broader credit markets, the Company performed an interim impairment test of goodwill in the first quarter of fiscal 2008, which did not result in an impairment.

Institutional Securities

Global Wealth Management Group

Asset Management

Total

(dollars in millions)

Intangible Assets:

Amortizable intangible assets at November 30, 2007

$
386

$
—

$
233

$
619

Foreign currency translation adjustments

(1
)

—

—

(1
)

Intangible assets acquired during the period and other

24

—

—

24

Intangible assets disposed of during the period and other

(8
)

—

(4
)

(12
)

Amortization expense

(12
)

—

(2
)

(14
)

Amortizable intangible assets at February 29, 2008

389

—

227

616

Mortgage servicing rights(see Note 4)

392

—

—

392

Balance as of February 29, 2008

$
781

$
—

$
227

$
1,008

7.
Long-Term Borrowings.

Long-term borrowings at February 29,
2008 scheduled to mature within one year aggregated $35,386 million.

During the quarter ended February 29, 2008, the Company issued notes with a carrying value at quarter-end aggregating $15,861 million, including non-U.S. dollar currency notes aggregating $3,737 million. Maturities in the aggregate of these notes by fiscal year are as follows: 2009, $2,046 million; 2010, $1,474 million;
2011, $716 million; 2012, $1,338 million; and thereafter, $10,287 million. In the quarter ended February 29, 2008, $10,330 million of notes were repaid.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 6.2 years at February 29, 2008.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8.
Commitments, Guarantees and Contingencies.

Commitments.

The Company’s commitments associated with letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, and mortgage lending as of February 29, 2008 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Years to Maturity

Total

Less than 1

1-3

3-5

Over 5

February 29, 2008

(dollars in millions)

Letters of credit and other financial guarantees obtained to satisfy collateral requirements

$
11,719

$
11

$
—

$
1

$
11,731

Investment activities

527

220

97

699

1,543

Primary lending commitments(1)

14,687

7,894

26,350

10,594

59,525

Secondary lending commitments(1)

5

17

228

275

525

Commitments for secured lending transactions

2,710

4,143

2,610

23

9,486

Commitments to enter into reverse repurchase agreements

115,036

—

—

—

115,036

Commercial and residential mortgage-related commitments(1)

4,654

—

—

—

4,654

Other commitments

1,062

13

5

—

1,080

Total

$
150,400

$
12,298

$
29,290

$
11,592

$
203,580

(1)
These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 2).

Letters of Credit and Other Financial Guarantees Obtained to Satisfy Collateral
Requirements.    The Company has outstanding letters of credit and other financial guarantees issued by third-party banks to certain of the Company’s counterparties. The Company is contingently liable for these letters of credit and other financial guarantees, which are primarily used to provide collateral for securities and commodities borrowed and to satisfy various margin requirements in lieu of depositing cash or securities with these counterparties.

Investment Activities.    The Company enters into commitments associated with its real estate, private equity and principal investment activities, which include alternative products.

Lending Commitments.    Primary lending commitments are those which
are originated by the Company whereas secondary lending commitments are purchased from third parties in the market. The commitments include lending commitments that are made to investment grade and non-investment grade companies in connection with corporate lending and other business activities.

Commitments for Secured Lending Transactions.    Secured lending commitments
are extended by the Company to companies and are secured by real estate or other physical assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

creditworthiness of the borrower. This amount also includes commitments to asset-backed commercial paper conduits of $590 million as of February 29, 2008, which have maturities of less than four years.

Commitments to Enter into Reverse Repurchase Agreements.    The Company enters
into forward starting securities purchased under agreements to resell that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations.

Commercial and Residential Mortgage-Related Commitments.    The Company enters into forward purchase contracts involving residential mortgage loans, residential mortgage loan commitments to individuals and residential home equity lines of credit. In addition, the Company enters into commitments to originate commercial and residential mortgage loans.

Other Commitments.    Other commitments include commercial loan commitments to small businesses and commitments related to securities-based lending activities in connection with the Company’s Global Wealth Management Group business segment.

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at February 29, 2008:

Maximum Potential Payout/Notional

Carrying Amount

Collateral/ Recourse

Years to Maturity

Total

Type of Guarantee

Less than 1

1-3

3-5

Over 5

(dollars in millions)

Notional amount of derivative contracts

$
948,925

$
1,174,956

$
2,834,213

$
2,135,215

$
7,093,309

$
426,538

$
46

Standby letters of credit and other financial guarantees issued(1)

619

1,018

2,516

7,823

11,976

9

4,804

Market value guarantees

108

76

—

653

837

66

145

Liquidity facilities(2)

19,371

1,598

803

425

22,197

22

20,224

General partner guarantees

47

111

40

306

504

14

—

(1)
Approximately $5 billion of standby letters of credit are also reflected in the “Commitments” table above in primary and secondary lending commitments.

(2)
The maximum potential payout amount includes liquidity facilities to asset-backed commercial paper conduits of $714 million.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Standby Letters of Credit and other Financial Guarantees Issued.    In connection with its corporate lending business and other corporate activities, the Company provides standby letters of credit and other financial guarantees to counterparties. Such arrangements represent obligations to make payments to third parties if the counterparty fails to fulfill its obligation under a borrowing arrangement or other contractual obligation.

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

Liquidity Facilities.    The Company has entered into liquidity facilities with SPEs and other counterparties, whereby the Company is required to make certain payments if losses or defaults occur. Primarily, the Company acts as liquidity provider to municipal bond securitization SPEs and for standalone municipal bonds in which the holders of beneficial interests issued by these SPEs or the holders of the individual bonds, respectively, have the right to tender their interests for purchase by the Company on specified dates at a specified price. The Company often may have recourse to the underlying assets held by the SPEs in the event payments are required under such liquidity facilities as well as make-whole or recourse provisions with the trust sponsors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Other Guarantees and Indemnities.

In the normal course of business, the Company provides a variety of other guarantees and indemnifications, which are described below.

Trust Preferred Securities.    The Company has established Morgan Stanley Trusts for the
limited purpose of issuing trust preferred securities to third parties and lending the proceeds to the Company in exchange for junior subordinated debentures. The Company has directly guaranteed the repayment of the trust preferred securities to the holders thereof to the extent that the Company has made payments to a Morgan Stanley Trust on the junior subordinated debentures. In the event that the Company does not make payments to a Morgan Stanley Trust, holders of such series of trust preferred securities would not be able to rely upon the guarantee for payment of those amounts. The Company has not recorded any liability in the condensed consolidated financial statements for these guarantees and believes that the occurrence of any events (i.e., nonperformance on the part of the paying agent) that would trigger payments under these contracts is remote. See Note 13 to the consolidated financial statements for the fiscal year ended November 30, 2007 included in the
Form 10-K for details on the Company’s junior subordinated debentures.

Indemnities.    The Company provides standard
indemnities to counterparties for certain contingent exposures and taxes, including U.S. and foreign withholding taxes, on interest and other payments made on derivatives, securities and stock lending transactions, certain annuity products and other financial arrangements. These indemnity payments could be required based on a change in the tax laws or change in interpretation of applicable tax rulings or a change in factual circumstances. Certain contracts contain provisions that enable the
Company to terminate the agreement upon the occurrence of such events. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these indemnifications and believes that the occurrence of any events that would trigger payments under these contracts is remote.

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

Securitized Asset Guarantees.    As part of the Company’s
Institutional Securities securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and, to the extent the Company has acquired such assets to be securitized from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. The

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At
February 29, 2008 and November 30, 2007, the maximum potential amount of future payments the Company may be required to make under its surety bond was $133 million and $122 million, respectively. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

Merger and Acquisition Guarantees.    The Company may, from time to time, in its role as investment banking advisor be required to provide guarantees in connection with certain European merger and acquisition transactions. If required by the regulating authorities, the Company provides a guarantee that the acquirer in the merger and acquisition transaction has or will have sufficient funds to complete the transaction and would then be required to make the acquisition payments in the event the acquirer’s funds are insufficient at the completion date of the transaction. These arrangements generally cover the time frame from the transaction offer date to its closing date and, therefore, are generally short term in nature. The maximum potential amount of future payments that the Company could be required to make cannot be estimated. The Company believes the likelihood of any payment by the Company under these arrangements is remote given the level of the Company’s due diligence associated with its role as investment banking advisor.

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

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the condensed consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. Legal reserves have been established in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

9.
Shareholders’ Equity.

Regulatory
Requirements.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, subject to the minimum net capital requirements of the Securities and Exchange Commission (the
“SEC”), the Financial Industry Regulatory Authority and the Commodity Futures Trading Commission. MS&Co. has consistently operated in excess of these requirements. MS&Co.’s net capital totaled $9,131 million at
February 29, 2008, which exceeded the amount required by $6,866 million. MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIP and MSJS consistently operated in excess of their respective regulatory capital requirements.

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 4%
of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At February 29, 2008, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

Morgan Stanley Derivative Products Inc. (“MSDP”) and Cournot Financial Products LLC (“Cournot”), which are triple-A rated derivative products subsidiaries, maintain certain operating restrictions that have been reviewed by various rating agencies. Both entities are operated such that creditors of the Company should not expect to have any claims on either the assets of MSDP or the assets of Cournot, unless and until the obligations of such entity to its own creditors are satisfied in full. Creditors of MSDP or Cournot, respectively, should not expect to have any claims on the assets of the Company or any of its affiliates, other than the respective assets of MSDP or Cournot.

The Company is a consolidated supervised entity (“CSE”) as defined by the SEC. As such, the
Company is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. As of February 29, 2008, the Company was in compliance with the CSE capital requirements.

MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of February 29, 2008, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

Treasury Shares.    During the quarter ended February 29, 2008, the Company did not purchase any of its common stock through the open market share repurchase program. During the quarter ended February 28, 2007, the Company purchased approximately $1.2 billion of its common stock through open market purchases at an average cost of $82.02 per share.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

China Investment Corporation Investment.    In December 2007, the Company sold
Equity Units which included contracts to purchase Company common stock to a wholly owned subsidiary of China Investment Corporation (“CIC”), for approximately $5,579 million. CIC’s ownership in the Company’s common stock, including the maximum number of shares of common stock to be received by CIC upon settlement of the stock purchase contracts, will be 9.9% or less of the Company’s total shares outstanding based on the total shares that were outstanding on
November 30, 2007. CIC is a passive financial investor and has no special rights of ownership nor a role in the management of the Company. A substantial portion of the investment proceeds were treated as Tier 1 capital for regulatory capital purposes.

The present value of the future contract adjustment payments due under the stock purchase contracts was approximately $400 million and was recorded in Other liabilities and accrued expenses with a corresponding decrease recorded in Paid-in capital, a component of Shareholders’ equity in the Company’s condensed consolidated statement of financial condition in the first quarter of fiscal 2008. The other liability balance related to the stock purchase contracts will accrete over the term of the stock purchase contract using the effective yield method with a corresponding charge to Interest expense. When the contract adjustment payments are made under the stock purchase contracts, they will reduce the other liability balance.

For a more detailed summary of the Equity
Units, including the junior subordinated debentures issued to support trust common and trust preferred securities and the stock purchase contracts, refer to Note 28 to the consolidated financial statements for the fiscal year ended November 30, 2007 included in the Form 10-K.

Prior to the issuance of common stock upon settlement of the stock purchase contract, the impact of the Equity Units are reflected in the Company’s earnings per diluted common share using the treasury stock method, as defined by SFAS No. 128, “Earnings Per Share.” Under the treasury stock method, the number of shares of common stock included in the calculation of earnings per diluted common share are calculated as the excess, if any, of the number of shares expected to be issued upon settlement of the stock purchase contract based on the average market price for the last 20 days of the reporting period, less the number of shares that could be purchased by the Company with the proceeds to be received upon settlement of the contract at the average closing price for the reporting period.

Dilution of net income per share occurs (i) in reporting periods when the average closing price of common shares is over $57.6840 per share or (ii) in reporting periods when the average closing price of common shares for a reporting period is between $48.0700 and $57.6840 and is greater than the average market price for the last 20 days ending three days prior to the end of such reporting period.

The dilutive impact for the first quarter of fiscal 2008 was approximately 256,000 shares.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

10.
Earnings per Common Share.

Basic earnings per share
(“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

Three Months Ended

February 29, 2008

February 28, 2007

Basic EPS:

Income from continuing operations

$
1,551

$
2,314

Gain on discontinued operations, net

—

358

Preferred stock dividend requirements

(17
)

(17
)

Net income applicable to common shareholders

$
1,534

$
2,655

Weighted average common shares outstanding

1,021

1,009

Earnings per basic common share:

Income from continuing operations

$
1.50

$
2.28

Gain on discontinued operations

—

0.35

Earnings per basic common share

$
1.50

$
2.63

Diluted EPS:

Net income applicable to common shareholders

$
1,534

$
2,655

Weighted average common shares outstanding

1,021

1,009

Effect of dilutive securities:

Stock options and restricted stock units

37

49

Weighted average common shares outstanding and common stock equivalents

1,058

1,058

Earnings per diluted common share:

Income from continuing operations

$
1.45

$
2.17

Gain on discontinued operations

—

0.34

Earnings per diluted common share

$
1.45

$
2.51

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

Three Months Ended

February 29, 2008

February 28, 2007

(shares in millions)

Number of antidilutive securities (including stock options and restricted stock units) outstanding at end of period

60

16

Cash dividends declared per common share were $0.27 for the quarters ended February 29, 2008 and
February 28, 2007.

For information on the dilutive impact related to CIC, see Note 9.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

11.
Employee Benefit Plans.

The Company maintains various pension and
benefit plans for eligible employees.

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

Three Months Ended

February 29, 2008

February 28, 2007

(dollars in millions)

Service cost, benefits earned during the period

$
28

$
29

Interest cost on projected benefit obligation

36

33

Expected return on plan assets

(33
)

(31
)

Net amortization of actuarial loss

8

10

Net amortization of prior-service credit

(2
)

(2
)

Net periodic benefit expense

$
37

$
39

12.
Income Taxes.

The Company adopted FIN 48 on December 1,
2007 and recorded a cumulative effect adjustment of approximately $92 million as a decrease to the opening balance of Retained earnings as of December 1, 2007.

The total amount of unrecognized tax benefits as of the date of adoption of FIN 48 was approximately $2.7 billion. Of this total, approximately $1.7 billion (net of federal benefit of state issues, competent authority and foreign tax credit offsets) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.

The Company recognizes the accrual of interest related to unrecognized tax benefits in Provision for income taxes in the condensed consolidated statements of income. The Company recognizes the accrual of penalties (if any) related to unrecognized tax benefits in income before income taxes. Interest expense included in income taxes as of December 1, 2007 was approximately $223 million, net of federal and state income tax benefits. The amount of penalties accrued is immaterial.

It is reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next twelve months. It is difficult to estimate the range of such changes; however, the Company does not expect that any change in the gross balance of unrecognized tax benefits would have a material impact on its effective tax rate over the next twelve months.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. The Company believes that the resolution of tax matters will not have a material effect on the condensed consolidated statements of financial condition of the Company, although a resolution could have a material impact on the Company’s condensed consolidated statements of income for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction

Tax Year

United States

1999

New York State and City

2002

Hong Kong

2001

United Kingdom

2004

Japan

2004

13.
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

Three Months Ended February 29, 2008

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations

Total

(dollars in millions)

Net revenues excluding net interest

$
5,313

$
1,395

$
566

$
(55
)

$
7,219

Net interest

900

211

(23
)

15

1,103

Net revenues

$
6,213

$
1,606

$
543

$
(40
)

$
8,322

Income from continuing operations before losses from unconsolidated investees and income taxes

$
2,117

$
254

$
(161
)

$
4

$
2,214

Gains from unconsolidated investees

2

—

—

—

2

Provision for (benefit from) income taxes

627

95

(58
)

1

665

Income from continuing operations

$
1,492

$
159

$
(103
)

$
3

$
1,551

Three Months Ended February 28, 2007

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations

Total

(dollars in millions)

Net revenues excluding net interest

$
6,332

$
1,375

$
1,371

$
(57
)

$
9,021

Net interest

830

136

(3
)

10

973

Net revenues

$
7,162

$
1,511

$
1,368

$
(47
)

$
9,994

Income from continuing operations before losses from unconsolidated investees and income taxes

$
2,845

$
226

$
379

$
6

$
3,456

Losses from unconsolidated investees

(26
)

—

—

—

(26
)

Provision for income taxes

878

87

149

2

1,116

Income from continuing operations(1)

$
1,941

$
139

$
230

$
4

$
2,314

Net Interest

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations

Total

(dollars in millions)

Three Months Ended February 29, 2008

Interest and dividends

$
13,660

$
302

$
15

$
(12
)

$
13,965

Interest expense

12,760

91

38

(27
)

12,862

Net interest

$
900

$
211

$
(23
)

$
15

$
1,103

Three Months Ended February 28, 2007

Interest and dividends

$
14,021

$
274

$
14

$
(138
)

$
14,171

Interest expense

13,191

138

17

(148
)

13,198

Net interest

$
830

$
136

$
(3
)

$
10

$
973

Total Assets(2)

Institutional Securities

Global Wealth Management Group

Asset Management

Total

(dollars in millions)

At February 29, 2008

$
1,052,488

$
26,632

$
11,776

$
1,090,896

At November 30, 2007

$
1,005,452

$
27,518

$
12,439

$
1,045,409

(1)
See Note 14 for a discussion of discontinued operations.

(2)
Corporate assets have been fully allocated to the Company’s business segments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted through European and Asian locations. The following table presents selected income statement information of the Company’s operations by geographic area. The net revenues disclosed in the following table reflect the regional view of the Company’s consolidated net revenues, on a managed basis, based on the following methodology:

•

  Institutional Securities: investment banking—client location, equity capital markets—client location, debt capital markets—revenue recording location, sales & trading—trading desk location.

•

Global Wealth Management Group: global representative coverage location.

•

Asset Management: client location, except for the merchant banking business, which is based on asset location.

Net Revenues

Americas

Europe, Middle East and Africa

Asia

Total

(dollars in millions)

Three Months Ended February 29, 2008

$
3,823

$
3,267

$
1,232

$
8,322

Three Months Ended February 28, 2007

6,072

2,702

1,220

9,994

14.
Discontinued Operations.

Discover.    On June 30, 2007, the Company completed the Discover Spin-off. The Company distributed all of the outstanding shares of DFS common stock, par value $0.01 per share, to the
Company’s stockholders of record as of June 18, 2007. The results of DFS prior to the Discover Spin-off are included within discontinued operations for the three months ended February 28, 2007.

Net revenues included in discontinued operations related to DFS were $1,025 million for the three months ended February 28, 2007.

The results of discontinued operations include interest expense that was allocated based upon borrowings that were specifically attributable to DFS’ operations through intercompany transactions existing prior to the Discover Spin-off. For the three months ended February 28, 2007, the amount of interest expense reclassified to discontinued operations was approximately $88 million.

Quilter.    On February 28, 2007, the Company sold Quilter, its standalone U.K. mass affluent business that was formerly included within the Global Wealth Management Group business segment. The results of Quilter are included within discontinued operations for the three months ended February 28, 2007. The results for discontinued operations in the quarter ended
February 28, 2007 also included a pre-tax gain of $168 million ($109 million after-tax) on disposition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Summarized financial information for the Company’s discontinued operations:

The table below provides information regarding amounts included within discontinued operations for the three months ended February 28, 2007 (dollars in millions):

Pre-tax gain on discontinued operations

DFS

$
390

Quilter

174

$
564

15.
Business Disposition.

Morgan Stanley Wealth Management S.V.,
S.A.U.    On January 28, 2008, the Company announced that it had reached an agreement to sell Morgan Stanley Wealth Management S.V., S.A.U. (“MSWM”), its Spanish onshore mass affluent wealth management business. The transaction closed during the second quarter of fiscal 2008. The results of MSWM are included within the Global Wealth Management Group business segment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of February 29, 2008, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended February 29, 2008 and February 28, 2007. These interim financial statements are the responsibility of the management of the Company.

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

We have previously audited, in
accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of November 30, 2007, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the fiscal year then ended (not presented herein) included in Morgan Stanley’s Annual Report on Form 10-K; and in our report dated January 28, 2008, which report contains an explanatory paragraph relating to the adoption, in fiscal 2005, of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” and effective December 1, 2005, the change in accounting policy for recognition of equity awards granted to retirement-eligible employees, an explanatory paragraph relating to, in fiscal 2006, the application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements,” an explanatory paragraph relating to the adoption, in fiscal 2007, of SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The
Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” and an explanatory paragraph relating to the adoption, in fiscal 2007, of SFAS No. 158, “Employers’
Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2007 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

As discussed in Note 1 and in Note 12 to the condensed consolidated interim financial statements, effective December 1, 2007, the
Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”

/s/ Deloitte & Touche LLP

New York, New York

April 7, 2008

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

Asset Management provides global asset management products and services in equity, fixed income, alternative investments, which includes hedge funds and funds of funds, and merchant banking, which includes real estate, private equity and infrastructure, to institutional and retail clients through proprietary and third-party distribution channels. Asset Management also engages in investment activities.

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see
“Forward-Looking Statements” immediately preceding Part I, Item 1, “Competition” and “Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and “Certain Factors Affecting Results
of Operations” in Part II, Item 7 and other items throughout the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (the “Form 10-K”) and the Company’s 2008 Current Reports on Form
8-K.

The Company’s results of operations for the three month periods ended February 29, 2008 and February 28, 2007 are discussed below.

Discontinued Operations.

On June 30, 2007, the
Company completed the spin-off (the “Discover Spin-off”) of Discover Financial Services (“DFS”) to its shareholders. DFS’ results are included within discontinued operations for the first quarter of fiscal 2007. The results of Quilter Holdings Ltd. (“Quilter”), Global Wealth Management Group’s former mass affluent business in the U.K., are also reported as discontinued operations for the first quarter of fiscal 2007. See Note 14 to the condensed consolidated financial statements.

Results of Operations.

Executive Summary.

Financial Information.

As of or for the Three Months Ended

February 29, 2008

February 28, 2007

Net revenues (dollars in millions):

Institutional Securities

$
6,213

$
7,162

Global Wealth Management Group

1,606

1,511

Asset Management

543

1,368

Intersegment Eliminations

(40
)

(47
)

Consolidated net revenues

$
8,322

$
9,994

Income (loss) before income taxes (dollars in millions)(1):

Institutional Securities

$
2,117

$
2,845

Global Wealth Management Group

254

226

Asset Management

(161
)

379

Intersegment Eliminations

4

6

Consolidated income before taxes

$
2,214

$
3,456

Consolidated net income (dollars in millions)

$
1,551

$
2,672

Earnings applicable to common shareholders (dollars in millions)(2)

$
1,534

$
2,655

Earnings per basic common share:

Income from continuing operations

$
1.50

$
2.28

Gain on discontinued operations

—

0.35

Earnings per basic common share

$
1.50

$
2.63

Earnings per diluted common share:

Income from continuing operations

$
1.45

$
2.17

Gain on discontinued operations

—

0.34

Earnings per diluted common share

$
1.45

$
2.51

Regional net revenues (dollars in millions)(3):

Americas

$
3,823

$
6,072

Europe, Middle East and Africa

3,267

2,702

Asia

1,232

1,220

Consolidated net revenues

$
8,322

$
9,994

Statistical Data.

Book value per common share(4)

$
29.11

$
34.71

Average common equity (dollars in billions)(5):

Institutional Securities

$
24.4

$
20.0

Global Wealth Management Group

1.5

1.7

Asset Management

3.8

3.0

Total from operating segments

29.7

24.7

Discontinued operations

—

5.7

Unallocated capital

1.5

5.1

Consolidated

$
31.2

$
35.5

Statistical Data—(Continued).

As of or for the Three Months Ended

February 29, 2008

February 28, 2007

Return on average common equity(5):

Consolidated

20
%

30
%

Institutional Securities

24
%

38
%

Global Wealth Management Group

42
%

32
%

Asset Management

N/M

31
%

Effective income tax rate from continuing operations

30.0
%

32.5
%

Worldwide employees

47,050

44,797

Consolidated assets under management or supervision by asset class (dollars in billions):

Equity

$
317

$
317

Fixed income

124

111

Money market

117

90

Alternatives(6)

111

77

Subtotal

669

595

Unit trusts

14

15

Other(7)

59

59

Total assets under management or supervision(8)

742

669

Share of minority interest assets(9)

7

5

Total

$
749

$
674

Institutional Securities:

Mergers and acquisitions completed transactions (dollars in billions)(10):

Global market volume

$
103.4

$
153.6

Market share

27.6
%

30.0
%

Rank

4

2

Mergers and acquisitions announced transactions (dollars in billions)(10):

Global market volume

$
88.1

$
226.9

Market share

23.5
%

40.5
%

Rank

2

1

Global equity and equity-related issues (dollars in billions)(10):

Global market volume

$
2.6

$
6.0

Market share

3.9
%

5.6
%

Rank

10

8

Global debt issues (dollars in billions)(10):

Global market volume

$
45.1

$
71.3

Market share

5.3
%

5.5
%

Rank

5

6

Global initial public offerings (dollars in billions)(10):

Global market volume

$
0.5

$
1.8

Market share

3.7
%

7.1
%

Rank

8

5

Pre-tax profit margin(11)

34
%

40
%

Statistical Data—(Continued).

As of or for the Three Months Ended

February 29, 2008

February 28, 2007

Global Wealth Management Group:

Global representatives

8,456

7,993

Annualized net revenue per global representative (dollars in thousands)(12)

$
761

$
758

Client assets by segment (dollars in billions):

$10 million or more

$
229

$
210

$1 million – $10 million

262

248

Subtotal $1 million or more

491

458

$100,000 – $1 million

175

174

Less than $100,000

23

26

Client assets excluding corporate and other accounts

689

658

Corporate and other accounts

33

32

Total client assets

$
722

$
690

Fee-based assets as a percentage of total client assets(13)

26
%

29
%

Client assets per global representative (dollars in millions)(14)

$
85

$
86

Bank deposits (dollars in billions)(15)

$
33.4

$
16.4

Pre-tax profit margin(11)

16
%

15
%

Asset Management:

Assets under management or supervision (dollars in billions)(16)

$
577

$
521

Percent of fund assets in top half of Lipper rankings(17)

48
%

48
%

Pre-tax profit margin(11)

N/M

28
%

N/M – Not Meaningful

(1)
Amounts represent income from continuing operations before gains (losses) from unconsolidated investees, income taxes and gain from discontinued operations.

(2)
Earnings applicable to common shareholders are used to calculate earnings per share information. The three months ended February 29, 2008 and February 28, 2007 reflect a preferred stock dividend of $17 million.

(3)
Reflects the regional view of the Company’s consolidated net revenues, on a managed basis, based on the following methodology:

Institutional Securities: investment banking—client location, equity capital markets—client location, debt capital markets—revenue recording location, sales and trading—trading desk location. Global Wealth Management Group: global representative coverage location. Asset Management: client location, except for the merchant banking business, which is based on asset location.

(4)
Book value per common share equals common shareholders’ equity of $32,180 million at February 29, 2008 and $36,854 million at February 28, 2007, divided by common shares outstanding of 1,105 million at February 29, 2008 and 1,062 million at February 28, 2007.

(5)
The computation of average common equity for each business segment is based upon an economic capital framework that estimates the amount of equity capital required to support the businesses over a wide range of market environments while simultaneously satisfying regulatory, rating agency and investor requirements. The economic capital framework will evolve over time in response to changes in the business and regulatory environment and to improvements in modeling techniques. The effective tax rates used in the computation of segment return on average common equity were determined on a separate entity basis.

(6)
Amounts reported for Alternatives include the Company’s invested equity in those funds and include a range of alternative investment products such as real estate funds, hedge funds, private equity funds, funds of hedge funds and funds of private equity funds.

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

(10)
Source: Thomson Financial, data as of March 5, 2008—The data for the three months ended February 29, 2008 and February 28, 2007 are for the periods from
January 1 to February 29, 2008 and January 1 to February 28, 2007, respectively, as Thomson Financial presents these data on a calendar-year basis.

(11)
Percentages represent income from continuing operations before losses from unconsolidated investees and income taxes, as a percentage of net revenues.

(12)
Annualized net revenue per global representative amounts equal Global Wealth Management Group’s net revenues divided by the quarterly average global representative headcount for the periods presented.

50

(13)
The decline in fee-based assets as a percent of total client assets largely reflected the termination on October 1, 2007 of the Company’s fee-based (fee-in-lieu of commission) brokerage program pursuant to a court decision vacating a Securities and Exchange Commission (“SEC”) rule that permitted fee-based brokerage. Client assets that were in the fee-based program primarily moved to commission-based brokerage accounts, or at the election of some clients, into other fee-based advisory programs, including Morgan Stanley Advisory, a new nondiscretionary account launched in August 2007.

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

(17)
Source: Lipper, one-year performance excluding money market funds as of February 29, 2008 and February 28, 2007, respectively.

First Quarter 2008 Performance.

Company
Results.    The Company recorded net income of $1,551 million in the quarter ended February 29, 2008, a 42% decrease from the comparable fiscal 2007 period. Net revenues (total revenues less interest expense)
declined 17% to $8,322 million. Non-interest expenses of $6,108 million, including severance expense of approximately $161 million related to staff reductions, decreased 7% from the first quarter of last year primarily due to lower compensation and benefits costs. Diluted earnings per share were $1.45 compared with $2.51 in last year’s first quarter. Compensation and benefits expense decreased 15%, primarily reflecting lower incentive-based compensation accruals due to lower net revenues in the Company’s Institutional Securities and Asset Management business segments. Diluted earnings per share from continuing operations were $1.45 compared with $2.17 in last year’s first quarter. The annualized return on average common equity was 19.7% compared with 29.9% in the first quarter of last year. The return on average common equity from continuing operations was 19.7% compared with 30.9% in the first quarter of last year.

Results for the first quarter of fiscal 2007 included a gain of $168 million ($109 million after-tax) in discontinued operations related to the sale of Quilter on
February 28, 2007 (see Note 14 to the condensed consolidated financial statements).

The Company’s effective income tax rate from continuing
operations was 30.0% for the first quarter of fiscal 2008 compared with 32.5% for the first quarter of fiscal 2007. The decrease primarily reflected a change in the geographic mix of earnings, partially offset by an increase in the rate due to lower domestic tax credits.

In December 2007, the Company sold equity units (the “Equity Units”) to a wholly owned subsidiary of the China Investment
Corporation Ltd. (“CIC”) for approximately $5,579 million (see “Liquidity and Capital Resources—China Investment Corporation Investment” herein).

At February 29, 2008, the Company had 47,050 employees worldwide compared with 44,797 (excluding DFS employees) at the end of the first quarter of last year and 48,256 at November 30, 2007.

Institutional Securities.    Institutional Securities recorded income from continuing operations before gains (losses) from unconsolidated investees and income taxes of $2,117 million, a 26% decrease from last year’s first quarter. Net revenues declined 13% to $6,213 million as lower results in fixed income sales and trading and underwriting transactions more than offset record results in equity sales and trading. Non-interest expenses decreased 5% to $4,096 million from last year’s first quarter, reflecting lower compensation costs, partially offset by higher costs associated with higher levels of business activity.

Investment banking revenues decreased 5% from the first quarter of fiscal 2007 to $980 million. Underwriting revenues decreased 19% to
$536 million due to a decline in market activity. Advisory fees from merger, acquisition and restructuring transactions were $444 million, an increase of 19% from the comparable period of fiscal 2007, reflecting higher revenues from completed transactions.

Equity sales and trading revenues increased 51% to a record $3,329 million. Strong trading results in a volatile market coupled with increased customer flows contributed to record results in derivatives and higher revenues in cash equity products. Prime brokerage also generated record net revenues for the quarter. Equity sales and trading revenues also benefited by approximately $321 million from the widening of the Company’s credit spreads on certain long-term and short-term borrowings that are accounted for at fair value. Fixed income sales and trading revenues were $2,907 million, 15% below the record $3,430 million in the first quarter of fiscal 2007, as record revenues in interest rate, credit and currency products and higher revenues from commodities products were partially offset by net writedowns on mortgage proprietary trading products. Interest rate, credit and currency trading products generated higher revenues from strong customer flows and higher levels of volatility, and emerging markets generated record revenues. Credit trading also benefited from favorable positioning as credit spreads widened during the quarter. Commodities revenues benefited from strong customer flows and were higher than last year’s first quarter as higher trading revenues in agricultural products and oil liquids were partly offset by lower revenues in electricity and natural gas products. Fixed income sales and trading also benefited by approximately $527 million from widening of the Company’s credit spreads on certain long-term and short-term borrowings that are accounted for at fair value.

In the
first quarter of fiscal 2008, other sales and trading losses of $1,102 million reflected writedowns on loans and commitments largely related to “event-driven” lending transactions to non-investment grade companies and the writedown of mortgage-related securities portfolios in the Company’s domestic subsidiary banks (see “Impact of Credit Market Events” herein).

Principal
transaction net investment losses aggregating $141 million were recognized in the quarter ended February 29, 2008 as compared with net investment gains of $350 million in the quarter ended February 28, 2007. The decrease was primarily related to net losses from the Company’s investments in passive limited partnership interests associated with the Company’s real estate funds and investments related to certain employee deferred compensation and co-investment plans.

Global Wealth Management Group.    Global Wealth Management Group recorded income from continuing operations before income taxes of $254 million, up 12% from the first quarter of fiscal 2007. Net revenues were $1,606 million, a 6% increase from last year’s first quarter, primarily reflecting higher net interest revenue from growth in the bank deposit program and higher client activity. Total non-interest expenses were $1,352 million, a 5% increase from last year’s first quarter. Compensation and benefits expense increased 10%, primarily reflecting higher incentive-based compensation accruals due to higher net revenues and severance-related expenses. Non-compensation costs decreased 7%, as higher levels of business activity were more than offset by a change in the classification of sub-advisory fees due to modifications of certain customer agreements. Total client assets increased to $722 billion, a 5% increase from last year’s first quarter. In addition, client assets in fee-based accounts decreased 8% from last year’s first quarter to $185 billion and decreased as a percentage of total client assets to 26% from 29%. The decline in fee-based assets as a percent of total client assets largely reflected the termination on October 1, 2007 of the Company’s fee-based (fee-in-lieu of commission) brokerage program pursuant to a court decision vacating an SEC rule that permitted fee-based brokerage. At February 29, 2008, the number of global representatives was 8,456, an increase of 463 from a year ago.

Asset Management.    Asset Management recorded a loss before income taxes of $161 million in the first quarter of fiscal 2008 as compared with income before income taxes of $379 million in the first quarter of last year. Net revenues of $543 million decreased 60% from last year’s first quarter, primarily due to principal transaction net investment losses in real estate, including those associated with deferred compensation and co-investment plans, as compared with net gains recorded in the first quarter of fiscal 2007. The current quarter also included principal transaction trading losses of approximately $187 million related to securities issued by structured investment vehicles. These decreases were partly offset by higher asset management, distribution and administration fees resulting primarily from an increase in assets under management and a more favorable asset mix. Non-interest expenses decreased 29% to $704 million from last year’s first quarter. Compensation and benefits expense decreased primarily due to lower net revenues and lower expenses associated with the Company’s employee deferred compensation plans. Non-compensation expenses increased from a year ago reflecting higher levels of business activity. Assets under management or supervision within Asset Management of $577 billion were up $56 billion, or 11%, from a year ago, primarily driven by increases in the alternative and money market asset classes related to positive net customer inflows.

Global Market and Economic Conditions in the Quarter Ended February 29, 2008.

In the U.S., the slowdown of economic growth that occurred during the second half of fiscal 2007 continued during the first quarter of fiscal 2008. Significant and broad-based illiquidity in the residential real estate and credit markets continued to stress financial markets. Continued concerns about the impact of subprime loans caused the subprime-related and broader credit markets to deteriorate further over the course of the quarter. The U.S. unemployment rate at the end of the first quarter of fiscal 2008 increased to 4.8% from 4.7% at the end of fiscal 2007. During the quarter, the U.S. dollar weakened against most major currencies. Conditions in the
U.S. equity markets were also volatile and major equity market indices declined during the quarter, primarily as a result of concerns about future economic growth, record oil prices, lower consumer sentiment, the adverse developments in the credit markets and mixed corporate earnings. The Federal Reserve Board (the “Fed”) lowered both the benchmark interest rate and discount rate by an aggregate of 1.50% during the first quarter of fiscal 2008, including an unscheduled 0.75%
interest rate reduction in January 2008. The Fed acted to continue to provide additional liquidity and stability to the financial markets and to contain the negative economic impact related to the residential real estate and credit markets. Although providing liquidity and stability to the financial markets is a primary objective, the Fed also remains concerned about inflationary pressures. Subsequent to quarter end, the Fed lowered both the benchmark interest rate and discount rate by an additional 0.75% in order to provide increased liquidity to the financial markets. In March 2008, the Fed also announced new lending facilities, which are now available to primary broker-dealers in an additional effort to restore liquidity within the securities industry. Also in March 2008, the Fed lowered the primary credit rate by 0.25%. The Fed continues to consult frequently with its central bank counterparts in Europe and North America to address liquidity pressures within the capital markets.

In Europe, the strong pace of economic growth that occurred in fiscal 2007 showed signs of slowing during the first quarter of fiscal 2008 as export demand decreased, the Euro strengthened against the U.S. dollar and the disruption in the global financial markets continued. Major equity market indices in Europe decreased during the first quarter of fiscal 2008, primarily due to concerns about the economic outlook and difficult conditions in the credit markets. The European Central Bank left the benchmark interest rate unchanged during the first quarter of fiscal 2008, while the Bank of England reduced the benchmark interest rate by an aggregate of 0.50%.

In Japan, economic growth moderated as demand for exports were adversely impacted by a stronger Japanese yen against the U.S.
dollar. The level of unemployment remained relatively low. Japanese equity market indices decreased during the first quarter of fiscal 2008 amid tighter global credit conditions. The Bank of Japan left the benchmark interest rate unchanged during the first quarter of fiscal 2008. Economies elsewhere in Asia expanded, particularly in China, which benefited from strength in exports, domestic demand for capital projects and continued globalization. In China, equity market indices declined during the first quarter of fiscal 2008. In addition, the People’s Bank of China raised the benchmark lending rate by 0.18%.

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

As a result of treating certain intersegment transactions as transactions with external parties, the
Company includes an Intersegment Eliminations category to reconcile the business segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations primarily represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Asset Management to the Global Wealth Management Group associated with sales of certain products and the related compensation costs paid to the Global Wealth Management
Group’s global representatives. Income before taxes recorded in Intersegment Eliminations was $4 million in the quarter ended February 29, 2008 and $6 million in the quarter ended February 28, 2007.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

Three Months Ended

February 29, 2008

February 28, 2007

(dollars in millions)

Revenues:

Investment banking

$
980

$
1,032

Principal transactions:

Trading

3,394

4,029

Investments

(141
)

350

Commissions

840

691

Asset management, distribution and administration fees

31

25

Interest and dividends

13,660

14,021

Other

209

205

Total revenues

18,973

20,353

Interest expense

12,760

13,191

Net revenues

6,213

7,162

Total non-interest expenses

4,096

4,317

Income from continuing operations before gains (losses) from unconsolidated investees and income taxes

2,117

2,845

Gains (losses) from unconsolidated investees

2

(26
)

Provision for income taxes

627

878

Income from continuing operations

$
1,492

$
1,941

Investment Banking.    Investment banking revenues for the quarter ended
February 29, 2008 decreased 5% from the comparable period of fiscal 2007. The decrease was due to lower revenues from fixed income and equity underwriting transactions, partially offset by higher revenues from merger, acquisition and restructuring activities. Advisory fees from merger, acquisition and restructuring transactions were $444 million, an increase of 19% from the comparable period of fiscal 2007, reflecting higher revenues from completed transactions. Underwriting revenues were $536 million, a decrease of 19% from the comparable period of fiscal 2007. Equity underwriting revenues decreased 13% to $261 million. Fixed income underwriting revenues decreased 23% to $275 million. The decrease in underwriting activity was consistent with a decline in industry-wide activity.

At February 29, 2008, the backlog for investment banking transactions remained relatively robust given market conditions that continue to be challenging. The backlog of merger, acquisition and restructuring transactions and equity and fixed income underwriting transactions is subject to the risk that transactions may not be completed due to challenging or unforeseen economic and market conditions, adverse developments regarding one of the parties to the transaction, a failure to obtain required regulatory approval or a decision on the part of the parties involved not to pursue a transaction.

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

Total sales and trading revenues decreased 7% from the comparable period of fiscal 2007. Lower fixed income sales and trading revenues and increased net losses from other sales and trading revenues were partially offset by record equity sales and trading revenues.

Sales
and trading revenues include the following:

Three Months Ended

February 29, 2008(1)

February 28, 2007(1)

(dollars in millions)

Equity

$
3,329

$
2,209

Fixed income

2,907

3,430

Other

(1,102
)

(89
)

Total sales and trading revenues

$
5,134

$
5,550

(1)
Amounts include Principal transactions—trading, Commissions and Net interest revenues. Other sales and trading net revenues primarily include net losses from loans and closed pipeline commitments related to investment banking, corporate lending and other corporate activities.

Equity sales and trading revenues
increased 51% to a record $3,329 million. The increase was driven by record revenues from derivative products and prime brokerage and higher revenues from equity cash and financing products, partially offset by lower revenues from principal trading strategies. Revenues from derivative products and equity cash products benefited from strong customer flows and higher market volatility. Record prime brokerage revenues reflected continued growth in global client asset balances. Higher revenues from financing products were primarily due to higher commission revenues driven by strong market volumes. Equity sales and trading revenues also benefited from the widening of the Company’s credit spreads on financial instruments that are accounted for at fair value, including, but not limited to, those for which the fair value option was elected pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets
and Financial Liabilities” (“SFAS No. 159”) on December 1, 2006 (see Note 2 to the condensed consolidated financial statements). Revenues included approximately $321 million due to the widening of the Company’s credit spreads during the quarter resulting from the decrease in the fair value of certain of the Company’s long-term and short-term borrowings, such as structured notes, for which the fair value option was elected.

Fixed income sales and trading revenues were $2,907 million, 15% lower than the first quarter of fiscal 2007. The first quarter of fiscal 2008 reflected record results in interest rate, credit and currency products and higher revenues from commodities, partially offset by losses in residential and commercial mortgage loan products. Writedowns on mortgage proprietary trading products of $1.2 billion were primarily due to a broadening decline in the residential and commercial mortgage sector. The decline in the Company’s residential mortgage loan activities reflected the difficult market conditions, as well as continued concerns in the subprime mortgage loan sector. See “Impact of Credit Market Events” herein, detailing the Company’s direct U.S. subprime mortgage-related exposures at February 29, 2008.

Interest rate, credit and currency product revenues increased 46%, reflecting higher revenues from interest rate, credit and foreign exchange products and record revenues in emerging markets, partially offset by writedowns related to exposure to monoline insurers (see “Impact of Credit Market Events—Monoline Insurers” herein). Revenues from interest rate and credit trading products benefited from strong customer flows and higher levels of market volatility. Higher revenues from credit trading products also reflected favorable positioning as credit spreads widened during the first quarter of fiscal 2008. Commodity revenues benefited from strong customer flows and increased 25%, primarily due to higher trading results from agricultural products and oil liquids, partially offset by lower revenues from electricity and natural gas products. Fixed income sales and trading revenues also benefited from the widening of the
Company’s credit spreads on financial instruments that are accounted for at fair value, including, but not limited to, those for which the fair value option was elected (see

Note 2 to the condensed consolidated financial statements). Revenues increased by approximately $527 million due to the widening of the Company’s credit spreads during the quarter resulting from the decrease in the fair value of certain of the Company’s long-term and short-term borrowings, such as structured notes, for which the fair value option was elected.

In addition to the equity and fixed income sales and trading revenues discussed above, sales and trading revenues include the net revenues from the Company’s corporate lending activities. In the first quarter of fiscal 2008, other sales and trading losses were $1,102 million. Included in the $1,102 million were net losses of approximately $910 million (mark-to-market valuations of approximately $2.1 billion, net of gains on hedges of approximately $1.2 billion) associated with loans and commitments largely related to “event-driven” lending to non-investment grade companies and the writedown of securities in the Company’s domestic subsidiary banks (see “Impact of Credit Market Events” herein). The losses included markdowns of leveraged loan commitments associated with acquisition financing transactions that were accepted by the borrower but not yet closed. These losses were primarily related to the illiquid market conditions that existed during the first quarter of fiscal 2008. The valuation of these commitments could change in future periods depending on, among other things, the extent that they are renegotiated or repriced or if the associated acquisition transaction does not occur. In addition, the Company’s leveraged finance business originates and distributes loans and commitments and intends to distribute its current positions;
however, this is taking longer than in the past. Widening credit spreads for non-investment grade loans could result in additional writedowns for these loans and commitments. The fair value measurement of loan commitments takes into account certain fee income that is attributable to the contingent commitment contract. For further information about the Company’s corporate lending activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk—Credit
Risk.”

Principal Transactions—Investments.    Principal transaction net investment losses
aggregating $141 million were recognized in the quarter ended February 29, 2008 as compared with net investment gains of $350 million in the quarter ended February 28, 2007. The decrease was primarily related to net losses from the
Company’s investments in passive limited partnership interests associated with the Company’s real estate funds and investments related to certain employee deferred compensation and co-investment plans.

Other.    Other revenues increased 2%. The increase was primarily attributable to higher sales of benchmark indices and risk management analytic products, partially offset by lower revenues related to the operation of pipelines, terminals and barges and the distribution of refined petroleum products associated with TransMontaigne and lower revenues associated with Saxon.

Non-Interest Expenses.    Non-interest expenses decreased 5%, primarily reflecting a decrease in compensation and benefits expense, partially offset by higher non-compensation expenses. Compensation and benefits expense decreased 15%, primarily reflecting lower incentive-based compensation accruals due to lower net revenues, partially offset by severance-related expenses of $130 million recorded in the first quarter of fiscal 2008. Excluding compensation and benefits expense, non-interest expenses increased 24%, reflecting increased levels of business activity. Brokerage, clearing and exchange fees increased 25%, primarily reflecting substantially increased equity and fixed income trading activity. Information processing and communications expense increased 15%, primarily due to higher market data and data processing costs. Marketing and business development expense increased 24%, primarily due to a higher level of business activity. Other expenses increased 66%, primarily reflecting higher regulatory and litigation costs.

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

Three Months Ended

February 29, 2008

February 28, 2007

(dollars in millions)

Revenues:

Investment banking

$
104

$
166

Principal transactions:

Trading

177

129

Investments

(4
)

(2
)

Commissions

363

315

Asset management, distribution and administration fees

716

729

Interest and dividends

302

274

Other

39

38

Total revenues

1,697

1,649

Interest expense

91

138

Net revenues

1,606

1,511

Total non-interest expenses

1,352

1,285

Income from continuing operations before income taxes

254

226

Provision for income taxes

95

87

Income from continuing operations

$
159

$
139

Investment Banking.    Investment banking revenues decreased 37%, primarily due
to lower underwriting activity across equity and unit trust products, partially offset by an increase in fixed income underwriting activity. The first quarter of fiscal 2007’s equity underwriting results included a significant closed end fund offering.

Principal Transactions—Trading.    Principal transaction trading revenues increased 37%, primarily due to higher revenues from municipal, government and corporate fixed income securities, partially offset by losses associated with investments related to certain employee deferred compensation plans.

Commissions.    Commission revenues increased 15% reflecting higher client activity.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees decreased 2%, primarily reflecting the discontinuance of certain fee-based brokerage programs in the fourth quarter of fiscal 2007 and a change in the classification of sub-advisory fees due to modifications of certain customer agreements, partially offset by growth in other fee-based products.

Client assets in fee-based accounts decreased 8% to $185 billion at February 29, 2008 and represented 26% of total client assets compared with 29% at February 28, 2007. The decline in fee-based assets as a percent of total client assets largely reflected the termination on October 1, 2007 of the Company’s fee-based (fee-in-lieu of commission) brokerage program pursuant to a court decision vacating an SEC rule that permitted fee-based brokerage. Client assets that were in the fee-based program primarily moved to commission-based brokerage accounts, or, at the election of some clients, into other fee-based advisory programs, including Morgan Stanley Advisory, a nondiscretionary account launched in August 2007. Total client asset balances increased to $722 billion at February 29, 2008 from $690 billion at
February 28, 2007, primarily due to higher client inflows. Client asset balances in households greater than $1 million increased to $491 billion at February 29, 2008 from $458 billion at February 28, 2007.

Net Interest.    Net interest revenues increased 55%, primarily due to increased customer account balances in the bank deposit program. Balances in the bank deposit program rose to $33.4 billion at February 29, 2008 from $16.4 billion at February 28, 2007.

Non-Interest Expenses.    Non-interest expenses increased 5%, primarily reflecting an increase in compensation and benefits expense, partially offset by lower non-compensation expenses. Compensation and benefits expense increased 10%, primarily reflecting higher incentive-based compensation accruals related to higher net revenues and severance-related expenses of $19 million recorded in the first quarter of fiscal 2008.
Excluding compensation and benefits expense, non-interest expenses decreased 7%. Occupancy and equipment increased 6%, primarily due to an increase in space costs and branch renovations. Marketing and business development expense increased 14%, primarily due to a higher level of business activity. Professional service expenses decreased 32%, primarily due to the change in the classification of sub-advisory fees relating to certain customer agreements. Other expenses increased 6%, primarily due to an increase in the reserve for debit card fraud and higher FDIC insurance premiums related to the bank deposit program, partially offset by lower litigation expenses.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

Three Months Ended

February 29, 2008

February 28, 2007

(dollars in millions)

Revenues:

Investment banking

$
26

$
31

Principal transactions:

Trading

(179
)

—

Investments

(201
)

532

Commissions

4

6

Asset management, distribution and administration fees

845

768

Interest and dividends

15

14

Other

71

34

Total revenues

581

1,385

Interest expense

38

17

Net revenues

543

1,368

Total non-interest expenses

704

989

(Loss) income before income taxes

(161
)

379

(Benefit from) provision for income taxes

(58
)

149

Net income (loss)

$
(103
)

$
230

Investment Banking.    Investment banking revenues decreased 16%, primarily
reflecting lower revenues from certain merchant banking products and unit trust sales.

Principal
Transactions—Trading.    The first quarter of fiscal 2008 primarily included losses of $187 million related to structured investment vehicles. See “Impact of Credit Market
Events—Structured Investment Vehicles” herein for further discussion.

Principal
Transactions—Investments.    Principal transaction net investment losses aggregating $201 million were recognized in the first quarter of fiscal 2008 as compared with gains of $532 million in the prior-year period. The current quarter included net investment losses associated with the Company’s real estate products, including those associated with deferred compensation and co-investment plans and alternative investments and lower investment gains in the Company’s private equity portfolio.

Asset Management, Distribution and Administration
Fees.    Asset management, distribution and administration fees increased 10%, primarily due to higher fund management and administration fees resulting from an increase in assets and a more favorable asset mix. Average assets under management increased 14% to $585 billion as of February 29, 2008 from the prior-year period average of $512 billion. The increase was partially offset by lower performance fees from the alternatives business and lower distribution fees.

Asset Management’s period-end and average customer assets under management or supervision were as follows:

February 29, 2008

February 28, 2007

Average for the Three Months Ended

February 29, 2008

February 28, 2007

(dollars in billions)

Assets under management or supervision by distribution channel:

Americas Retail Morgan Stanley brand

$
58

$
62

$
61

$
62

Americas Retail Van Kampen brand

88

96

94

96

Americas Intermediary(1)

64

61

66

U.S. Institutional

123

110

125

107

Non-U.S.

128

102

129

97

Total long-term assets under management or supervision

461

431

475

422

Institutional money markets/liquidity

76

52

71

51

Retail money markets

33

33

32

34

Total money markets

109

85

103

85

Total assets under management or supervision

570

516

578

507

Share of minority interest assets(2)

7

5

7

5

Total

$
577

$
521

$
585

$
512

Assets under management or supervision by asset class:

Equity

$
235

$
245

$
249

$
244

Fixed income

101

94

102

93

Money market

109

85

103

85

Alternatives(3)

111

77

110

71

Subtotal

556

501

564

493

Unit trusts

14

15

14

14

Total assets under management or supervision

570

516

578

507

Share of minority interest assets(2)

7

5

7

5

Total

$
577

$
521

$
585

$
512

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

Activity in Asset Management’s assets under management or supervision were as follows:

Three Months Ended

February 29, 2008

February 28, 2007

(dollars in billions)

Balance at beginning of period

$
597

$
496

Net flows by distribution channel:

Americas Retail Morgan Stanley brand

(2
)

(2
)

Americas Retail Van Kampen brand

(3
)

—

Americas Intermediary(1)

1

1

U.S. Institutional

1

—

Non-U.S.

—

5

Net (outflows)/inflows excluding money markets

(3
)

4

Money market net flows:

Institutional

8

3

Retail

1

(2
)

Total money market net flows

9

1

Net market (depreciation)/appreciation

(26
)

14

Total net (decrease)/increase

(20
)

19

Acquisitions

—

6

Balance at end of period

$
577

$
521

(1)
Americas Intermediary channel primarily represents client flows through defined contribution, insurance and bank trust platforms.

Net outflows (excluding money markets) during the quarter ended February 29, 2008 were primarily associated with Americas Retail Morgan Stanley and Van Kampen brand products, partially offset by positive flows into Americas Intermediary and U.S. Institutional products. Money market net flows for the quarter were primarily associated with positive flows into institutional liquidity assets.

Other.    Other revenues increased 109%, primarily due to revenues associated with Lansdowne Partners (“Lansdowne”), a
London-based investment manager in which the Company has a minority interest.

Non-Interest Expenses.    Non-interest
expenses decreased 29%, primarily reflecting a decrease in compensation and benefits expense. Compensation and benefits expense decreased 46%, primarily reflecting lower incentive-based compensation accruals due to lower net revenues and lower expenses associated with certain employee deferred compensation plans. Excluding compensation and benefits expense, non-interest expenses increased 6%. Brokerage, clearing and exchange fees increased 11%, primarily due to increased fee sharing related to increased assets under management. Professional services expense decreased 19%, primarily due to lower sub-advisory fees. Other expenses increased 38%, primarily due to higher minority interest and other miscellaneous expense.

Impact of Credit Market Events.

Overview.

The systematic risk reduction in the markets that occurred in the latter half of fiscal 2007 continued in the first quarter of fiscal 2008 after an extended period of global liquidity and historically low interest rates. Continued concerns about the impact of subprime loans caused the subprime-related and broader credit markets to deteriorate further, with lower levels of liquidity and price transparency for certain credit products. These difficult market conditions adversely affected “event-driven” lending transactions, U.S. subprime and non-subprime residential mortgage products, commercial real estate products, structured investment vehicles and monoline insurers.

The results for the first quarter of fiscal 2008 included net losses of approximately $910 million (mark-to-market valuations of approximately $2.1 billion net of gains on hedges of approximately $1.2 billion) associated with loans and loan commitments largely related to “event-driven” lending transactions to non-investment grade companies. The losses included markdowns of leveraged loan commitments associated with “event-driven” lending transactions that were accepted by the borrower but not yet closed. These losses were primarily related to the illiquid market conditions that existed during the first quarter of fiscal 2008. The valuation of these commitments could change in future periods depending on, among other things, the extent that they are renegotiated or repriced or the associated acquisition transaction does not occur. In addition, the Company’s leveraged finance business originates and distributes loans and commitments, and intends to distribute its current positions; however, this is taking longer than in the past. Widening credit spreads for non-investment grade loans could result in additional writedowns for these loans and commitments. For further information about the Company’s corporate lending activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk.”

In the first quarter of fiscal 2008, the Company recorded mortgage proprietary trading net writedowns of approximately $1.2 billion, half of which was related to U.S.
subprime exposures. The $1.2 billion reflected net writedowns on U.S. subprime trading positions including super senior derivative positions and subprime residuals. The $1.2 billion also included net writedowns on non-subprime residential mortgages.
See “Non-subprime Residential Mortgages and Commercial Mortgage-backed Securities” herein.

In addition, the Company recorded writedowns of
approximately $204 million related to mortgage-related securities portfolios in the Company’s domestic subsidiary banks (see “Subsidiary Banks” herein).

The Company also recognized losses of $187 million in the first quarter of fiscal 2008 related to investments issued by structured investment vehicles (see “Structured Investment Vehicles” herein).

The Company continues to have exposure to real estate and lending-related markets and instruments, and, as market conditions continue to evolve, the fair value of these other positions could further deteriorate (see “Results of Operations—Asset Management” herein for discussion of losses related to real estate products). Additionally, given the current challenges in the financial markets, it is possible that declines in the estimated fair value of the Company’s businesses may occur which could result in a future goodwill impairment charge.

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
(a) the loan has a high loan-to-value ratio or combined loan-to-value ratios; (b) the borrower has reduced or limited income documentation; (c) the borrower has a high debt-to-income ratio; or (d) the occupancy type for the loan is other than the borrower’s primary residence. There are many other risk factors, including borrowers who have purchased multiple properties or have taken previous equity withdrawal (cash out) refinancings within the last 12 to 24 month period, non-arm’s length purchase transactions and unsupported or high-risk collateral properties, among others. Subprime mortgage-related securities are those securities that derive a significant portion of their value from subprime loans.

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

The Company’s primary exposure to
ABS CDOs is to synthetic CDOs that hold or are referenced to collateral with ratings of BBB+, BBB or BBB- (“mezzanine CDOs”). Under these credit default swap arrangements, the Company can be required to make payments in the event that securities in the referenced portfolios default or experience other credit events such as rating agency downgrades. (The characterization of these credit default swaps as “super senior” derives from their seniority in the capital structure of the synthetic CDO.) The Company also has exposure to ABS CDOs via other types of credit default swaps, direct investments in CDO securities, and retained interests in CDOs that the Company has underwritten. In determining the fair value of the
Company’s ABS CDO-related instruments the Company took into consideration prices observed from the execution of a limited number of transactions and data for relevant benchmark instruments in synthetic subprime markets. Despite the fact that actual defaults on swap obligations have not yet been realized, the fair value of such positions has experienced significant declines as a result of a deterioration of value in the benchmark instruments as well as market developments. These losses, as well as the Company’s net CDO exposures, are quantified in the U.S. subprime-related exposures table below.

Other U.S. Subprime
Mortgage-Related Exposures.

The Company also has exposure to the U.S. subprime mortgage market via investments in subprime mortgage loans and ABS that are backed in whole or in part by subprime mortgage loans and via derivatives referencing subprime mortgages or subprime mortgage-backed securities. With respect to whole loans, the Company purchases pools of mortgage loans from third-party originators and also originates mortgage loans through its retail channel and typically disposes of such loans by securitizing them. The Company typically retains certain lower-rated securities of such securitizations, often referred to as residual tranche securities. The Company’s other subprime mortgage-related trading exposures are quantified in the table below.

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

The following table provides a summary of the Company’s direct U.S. subprime trading exposures (excluding amounts related to mortgage-related securities portfolios in the Company’s domestic subsidiary banks (see “Subsidiary Banks” herein)) as of and for the fiscal quarter ended February 29, 2008. Net exposure as of November 30,
2007 is also presented. The Company utilizes various methods of evaluating risk in its trading and other portfolios, including monitoring Net Exposure. Net Exposure is defined as potential loss to the Company over a period of time in an event of
100% default of the referenced loan, assuming zero recovery. The value of these positions remains subject to mark-to-market volatility. Positive net exposure amounts indicate potential loss (long position) in a default scenario. Negative net exposure amounts indicate potential gain (short position) in a default scenario. Net Exposure does not take into consideration the risk of counterparty default such that actual losses could exceed the amount of Net Exposure. See Note 1 to the condensed consolidated financial statements for a description regarding valuation of these instruments. See “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part II, Item 7A of the Form 10-K for a
further description of how credit risk is monitored.

Statement of Financial Condition February 29, 2008(1)

Profit and (Loss) Three Months Ended February 29, 2008

Net Exposure February 29, 2008

Net Exposure November 30, 2007

(dollars in billions)

Super Senior Derivative Exposure:

Mezzanine

$
(8.5
)

$
(0.5
)

$
2.8

$
3.9

CDO squared(3)

—

—

—

0.1

Total ABS CDO super senior derivative exposure

$
(8.5
)

$
(0.5
)

$
2.8

$
4.0

Other CDO Exposure:

ABS CDO CDS

$
2.4

$
0.5

$
(1.0
)

$
(1.5
)

ABS CDO bonds

0.8

(0.2
)

0.8

1.1

Total other CDO exposure

$
3.2

$
0.3

$
(0.2
)

$
(0.4
)

Subtotal ABS CDO-related exposure(2)

$
(5.3
)

$
(0.2
)

$
2.6

$
3.6

U.S. Subprime Mortgage-Related Exposure:

Loans

$
0.5

$
—

$
0.5

$
0.6

Total rate-of-return swaps

—

—

0.1

—

ABS bonds

1.9

(0.4
)

1.9

2.7

ABS CDS

10.5

0.6

(3.3
)

(5.1
)

Subtotal U.S. subprime mortgage-related exposure

$
12.9

$
0.2

$
(0.8
)

$
(1.8
)

Total U.S. subprime trading exposure

$
7.6

$
—

$
1.8

$
1.8

(1)
Statement of financial condition amounts are presented on a net asset/liability basis and do not take into account any netting of cash collateral against these positions. In addition, these amounts reflect counterparty netting to the extent that there are positions with the same counterparty that are subprime-related; they do not reflect any counterparty netting to the extent that there are positions with the same counterparty that are not subprime related. The $7.6 billion is reflected in the Company’s condensed consolidated statement of financial condition as follows: Financial instruments owned of $15.4 billion and Financial instruments sold, not yet purchased of $7.8 billion.

(2)
In determining the fair value of the Company’s ABS super senior CDO-related exposures the Company took into consideration prices observed from the execution of a limited number of transactions and data for relevant benchmark instruments in synthetic subprime markets. Deterioration of value in the benchmark instruments as well as market developments have led to significant declines in the estimates of fair value. These declines reflected increased implied losses across this portfolio. These implied loss levels are consistent with losses in the range between 18% – 26% implied by the ABX indices. These cumulative loss levels, at a severity rate of 55%, imply defaults in the range of 52% – 61% for 2005 and 2006 outstanding mortgages.

(3)
Refers to CDOs where the collateral is comprised entirely of another CDO security.

Subsidiary Banks.

The securities portfolios of Morgan Stanley Bank (Utah) and Morgan Stanley Trust FSB (collectively, the “Subsidiary Banks”) include certain subprime-related securities. The portfolios contain no subprime whole loans, subprime residuals or CDOs.

At February 29, 2008 and November 30, 2007, the securities portfolios totaled $9.6 billion and $9.9 billion, respectively, consisting primarily of AAA-rated ABS and residential mortgage-backed securities. Of these total amounts, $4.7 billion and $5.5 billion were subprime mortgage-related securities as of February 29, 2008 and November 30, 2007, respectively.

Non-subprime Residential Mortgages and Commercial Mortgage-backed Securities.

The Company continues to have exposure to non-subprime residential mortgages which include residential mortgage-backed securities bonds, residential Alt-A (a residential mortgage loan categorization that falls between prime and subprime) and European mortgage loans. Statement of financial condition amounts for non-subprime residential mortgages were $14.5 billion and $16.5 billion as of February 29, 2008 and November 30, 2007, respectively. Net exposure amounts as of February 29, 2008 and November 30, 2007 were $8.7 billion and $10.9 billion, respectively.

The Company also has exposure to
commercial mortgage-backed securities (“CMBS”). Statement of financial condition amounts for CMBS were $23.5 billion and $31.5 billion as of February 29, 2008 and November 30, 2007, respectively. Net exposure amounts as of
February 29, 2008 and November 30, 2007 were $11.6 billion and $17.5 billion, respectively.

See Note 1 to the condensed consolidated financial
statements for a description regarding valuation of these instruments.

Special Purpose Entities and Variable Interest Entities.

The Company’s involvement with special purpose entities (“SPEs”) and variable interest entities (“VIEs”) is discussed in Note 4 to the condensed consolidated financial statements and “Critical Accounting Policies—Special Purpose Entities” herein. In relation to subprime loans and subprime-backed securities, the Company’s involvement with SPEs/VIEs consists primarily of the following:

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

•

Entering into derivative agreements with non-SPEs/VIEs, whose value is derived from securities issued by SPEs/VIEs;

•

  Servicing assets held by SPEs/VIEs or holding servicing rights related to assets held by SPEs/VIEs that are serviced by others under subservicing arrangements; and

65

•

  Serving as an asset manager to various investment funds that may invest in securities that are backed, in whole or in part, by subprime loans.

Structured Investment Vehicles.

Structured investment vehicles (“SIVs”) are unconsolidated entities that issue various capital notes and debt instruments to fund the purchase of assets. While the Company does not sponsor or serve as asset manager to any unconsolidated SIVs, the Company does serve as investment advisor to certain unconsolidated money market funds (“the Funds”) that have investments in securities issued by SIVs. In the second half of fiscal 2007, widespread illiquidity in the commercial paper market led to market value declines and rating agency downgrades of many securities issued by SIVs, some of which were held by the Funds. As a result, the Company purchased at amortized cost approximately $900 million of such securities from the Funds during fiscal 2007 and $217 million of such securities during the first quarter of fiscal 2008. During the first quarter of fiscal 2008, the Company recorded losses of $187 million on these securities. The carrying value of the purchased securities still held by the Company as of February 29, 2008 was $588 million. Such positions are reflected at fair value, and presented in Financial instruments owned—Corporate and other debt in the condensed consolidated statements of financial condition. Subsequent to February 29, 2008, the Company has not purchased additional securities from the Funds. The Company has no obligation to purchase any additional securities from the Funds in the future. The Funds continue to have investments in securities issued by SIVs, with an aggregate face value of $3.6 billion as of February 29, 2008 compared with $8.2 billion as of November 30, 2007.

Monoline Insurers.

Monoline insurers (“Monolines”) provide
credit enhancement to capital markets transactions. The current credit environment severely affected the capacity of such financial guarantors. The Company’s direct exposure to Monolines is limited to bonds that are insured by Monolines and as counterparties to derivative contracts. The Company’s direct exposure to Monolines at February 29, 2008 consisted primarily of ABS bonds of $1.3 billion in the Subsidiary Banks’ portfolio (see “Subsidiary Banks”) that are collateralized by first and second lien subprime mortgages enhanced by financial guarantees, $2.6 billion in insurance municipal bond securities and $800 million in net counterparty exposure. The Company’s direct exposure to Monolines at
November 30, 2007 consisted primarily of ABS bonds of $1.5 billion in the Subsidiary Banks’ portfolio, $1.3 billion in insurance municipal bond securities and $800 million in net counterparty exposure. The increase in direct exposure in the first quarter of fiscal 2008 reflects the Company’s support for clients of the Company’s municipal business, partially offset by a writedown of approximately $600 million.

ASF Framework.

In December 2007, the American Securitization Forum (“ASF”) issued the “Streamlined
Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans” (the “ASF Framework”). The overall purpose of the ASF Framework is to provide recommended guidance for servicers to streamline borrower evaluation procedures and to facilitate the effective use of all forms of foreclosure and loss prevention efforts, including refinancings, forbearances, workout plans, loan modifications, deeds-in-lieu and short sales or short payoffs. The ASF
Framework is focused on subprime first-lien adjustable rate residential mortgages loans that have an initial fixed rate period of 36 months or less, are included in securitized pools, were originated between January 1, 2005 and July 31,
2007, and have an initial interest rate reset date between January 1, 2008 and July 31, 2010 (“subprime ARM loans”).

The ASF Framework
categorizes the population of subprime ARM loans into three segments. Segment 1 includes current loans, as defined, where the borrower is likely to be able to refinance into an available mortgage product. It is expected that borrowers in this category should refinance their loans, if they are unable or unwilling to meet their reset payment. Segment 2 includes current loans where the borrower is unlikely to be able to refinance and meet specific criteria related to Fair Isaac Corporation
(or “FICO”) scores and expected payment increase due to the initial adjustment of the interest rate. Borrowers in this segment are eligible for a fast track loan modification under which the interest rate will be kept at the existing rate, generally for five years following the upcoming reset. The ASF Framework indicates that for Segment 2 loans, the servicer can presume that the borrower would be unable to pay pursuant to the original terms of the loan after the interest rate reset, and thus, borrower default on the loan is “reasonably foreseeable” in absence of a modification. Segment 3 includes loans where the borrower is not current or which do not otherwise qualify for Segment 1 or Segment 2. For loans in this category, the servicer will determine the appropriate loss mitigation approach in a manner consistent with the applicable servicing standard in the transaction documents, but without employing the fast track procedures described under Segment 2.

In January 2008, the SEC’s Office of Chief Accountant (the “OCA”) issued a letter (the “OCA Letter”) addressing accounting issues that may be raised by the ASF Framework. The OCA Letter concluded that the SEC would not object to continuing off-balance sheet accounting treatment for qualifying special purpose entities (“QSPEs”) that hold Segment 2 subprime ARM loans modified pursuant to the ASF Framework.

For those current loans that are accounted for off-balance sheet that are modified, but not as part of the ASF Framework above, the servicer must perform on an individual basis an analysis of the borrower and the loan to provide sufficient evidence to demonstrate that default on the loan is imminent or reasonably foreseeable.

The Company adopted the ASF Framework during the first quarter of fiscal 2008, but has not yet modified a significant volume of loans using the ASF Framework. The Company does not expect that its application of the
ASF Framework will impact the off-balance sheet status of Company-sponsored QSPEs that hold Segment 2 subprime ARM loans and is currently evaluating the potential impact on its condensed consolidated statements of income. The total amount of assets owned by Company-sponsored QSPEs that hold subprime ARM loans (including those loans that are not serviced by the Company) as of February 29, 2008, was approximately $30.5 billion. Of this amount, approximately $11.8 billion relates to subprime
ARM loans serviced by the Company. The Company’s retained interests in Company sponsored QSPEs that hold subprime ARM loans totaled approximately $272 million as of February 29, 2008.

Other Matters.

The following matters are discussed in the Company’s notes to the condensed consolidated financial statements. For further information on these matters, please see the applicable note:

Note

Accounting Developments:

Accounting for Uncertainty in Income Taxes

1

Employee Benefit Plans

1

Offsetting of Amounts Related to Certain Contracts

1

Investment Company Accounting

1

Dividends on Share-Based Payment Awards

1

Business Combinations

1

Noncontrolling Interests

1

Transfers of Financial Assets and Repurchase Financing Transactions

1

Disclosures about Derivative Instruments and Hedging Activities

1

Income Taxes

12

Discontinued Operations

14

Business Disposition

15

Critical Accounting Policies.

The Company’s condensed consolidated financial statements are prepared in accordance with
U.S. GAAP, which requires the Company to make estimates and assumptions (see Note 1 to the condensed consolidated financial statements). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements for the fiscal year ended November 30, 2007 included in the Form 10-K), the following involve a higher degree of judgment and complexity.

Fair Value.

Financial Instruments Measured at Fair Value.    A significant number of the Company’s
financial instruments are carried at fair value with changes in fair value recognized in earnings each period. The Company makes estimates regarding valuation of assets and liabilities measured at fair value in preparing the condensed consolidated financial statements. These assets and liabilities include:

•

Financial instruments owned and Financial instruments sold, not yet purchased;

•

Securities received as collateral and Obligation to return securities received as collateral;

•

Certain Commercial paper and other short-term borrowings, primarily structured notes;

•

Certain Deposits;

•

Other secured financings; and

•

Certain Long-term borrowings, primarily structured notes and certain junior subordinated debentures.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. For further information on the fair value definition,
Level 1, Level 2 and Level 3 hierarchy and related valuation techniques, see Note 1 to the condensed consolidated financial statements.

The
Company’s Level 3 assets before the impact of counterparty netting across the levels of the fair value hierarchy were $78.2 billion and $73.7 billion as of February 29, 2008 and November 30, 2007, respectively, and represented approximately 15%
as of both periods of the assets measured at fair value (7% of total assets as of both periods). Level 3 liabilities were $24.8 billion and $19.5 billion as of February 29, 2008 and November 30, 2007, respectively, and represented approximately 8%
and 7%, respectively, of the Company’s liabilities measured at fair value.

During the quarter ended February 29, 2008, the Company reclassified approximately $2.0 billion of certain Corporate and other debt from Level 2 to Level 3. These reclassifications included transfers primarily related to loans and loan commitments largely related to “event-driven” transactions. The reclassifications were due to a reduction in recently executed transactions and market price quotations for these instruments such that the inputs for these instruments became less observable.

See Note 2 to the condensed consolidated financial statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value.

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

The
Company establishes reserves for potential losses that may arise out of litigation, regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated in accordance with SFAS No. 5 for potential losses related to litigation and regulatory proceedings and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an
interpretation of FASB Statement No. 109” (“FIN 48”) for potential losses related to tax audits. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. Significant judgment is required in making these estimates, and the actual cost of a legal claim, tax assessment or regulatory fine/penalty may ultimately be materially different from the recorded reserves, if any.

See Notes 8 and 12 to the condensed consolidated financial statements for additional information on legal proceedings and tax examinations.

Special Purpose Entities.

The Company enters into a variety of
transactions with SPEs, primarily in connection with securitization activities. The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial instruments. In most cases, these SPEs are deemed to be VIEs. Unless a VIE is determined to be a QSPE, the Company is required to perform an analysis of each VIE at the date upon which the
Company becomes involved with it to determine whether the Company is the primary beneficiary of the VIE, in which case the Company must consolidate the VIE. QSPEs are not consolidated.

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

QSPEs are not consolidated. The determination of whether an SPE meets the accounting requirements of a QSPE requires significant judgment, particularly in evaluating whether the permitted activities of the SPE are significantly limited and in determining whether derivatives held by the SPE are passive and nonexcessive. In addition, the analysis involved in determining whether an entity is a VIE, and in determining the primary beneficiary of a VIE, requires significant judgment (see Note 4 to the condensed consolidated financial statements).

Liquidity and Capital Resources.

The Company’s senior management establishes the liquidity and capital policies of the
Company. Through various risk and control committees, the Company’s senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity, interest rate and currency sensitivities of the Company’s asset and liability position. The Company’s Treasury Department and other control groups, assist in evaluating, monitoring and controlling the impact that the Company’s business activities have on its condensed consolidated statements of financial condition, liquidity and capital structure.

The Balance Sheet.

The Company actively monitors and evaluates the composition and size of its balance sheet. A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from Institutional Securities sales and trading activities. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet.

The Company’s total assets increased to $1,090,896 million at February 29, 2008, from $1,045,409 million at November 30, 2007. The increase was primarily due to increases in financial instruments owned (largely driven by increases in derivative contracts, U.S. government and agency securities, other sovereign government obligations and corporate and other debt) and securities purchased under agreements to resell, partially offset by a decrease in securities received as collateral.

Within the sales and trading related assets and
liabilities are transactions attributable to securities financing activities. As of February 29, 2008, securities financing assets and liabilities were $565 billion and $546 billion, respectively. Securities financing transactions include repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received, customer receivables/payables and related segregated customer cash.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. These matched book transactions are to accommodate customers, as well as to obtain securities for the settlement and finance of inventory positions. The customer receivable/payable portion of the securities financing transactions includes customer margin loans, collateralized by customer owned securities, and customer cash, which is segregated in order to satisfy regulatory requirements. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets was $49 billion that, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”
(“SFAS No. 140”) represented equal and offsetting assets and liabilities for fully collateralized non-cash loan transactions.

Balance sheet
leverage ratios are one indicator of capital adequacy when viewed in the context of a company’s overall liquidity and capital policies. The Company views the adjusted leverage ratio a more relevant measure of financial risk than gross leverage when comparing financial services firms and evaluating leverage trends. The Company has adopted a definition of adjusted assets that excludes certain self-funded assets considered to have minimal market, credit and/or liquidity risk. These low-risk assets generally are attributable to the Company’s matched book and securities lending businesses. Adjusted assets are calculated by reducing gross assets by aggregate resale agreements and securities borrowed less non-derivative short positions and assets recorded under certain provisions of SFAS No. 140 and FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46R”). Gross assets are also reduced by the full amount of cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements.

Leverage
ratios reflect the deduction from shareholders’ equity of the amount of equity used to support goodwill and intangible assets (as the Company does not view this amount of equity as available to support its risk capital needs). In addition, the Company views junior subordinated debt issued to capital trusts as a component of its capital base given the inherent characteristics of the securities. These characteristics include the long-dated nature (e.g., final maturity at issuance of 30 years extendible at the Company’s option by a further 19 years; others have a 60-year final maturity at issuance), the Company’s ability to defer coupon interest for up to 20 consecutive quarters and the subordinated nature of the obligations in the capital structure. The Company also receives rating agency equity credit for these securities.

The following table sets forth the Company’s total assets, adjusted assets and leverage ratios as of February 29, 2008 and November 30,
2007 and for the average month-end balances during the quarter ended February 29, 2008:

Balance at

Average Month- End Balance

February 29, 2008

November 30, 2007

For the Quarter Ended February 29, 2008

(dollars in millions, except ratio data)

Total assets

$
1,090,896

$
1,045,409

$
1,083,685

Less:

Securities purchased under agreements to resell

(143,097
)

(126,887
)

(130,731
)

Securities borrowed

(243,695
)

(239,994
)

(243,297
)

Add:

Financial instruments sold, not yet purchased

171,111

134,341

155,337

Less:

Derivative contracts sold, not yet purchased

(89,392
)

(71,604
)

(75,666
)

Subtotal

785,823

741,265

789,328

Less:

Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements

(60,964
)

(61,608
)

(61,215
)

Assets recorded under certain provisions of SFAS No. 140 and FIN 46R

(83,906
)

(110,001
)

(98,606
)

Goodwill and net intangible assets

(4,061
)

(4,071
)

(4,081
)

Adjusted assets

$
636,892

$
565,585

$
625,426

Common equity

$
32,180

$
30,169

$
31,202

Preferred equity

1,100

1,100

1,100

Shareholders’ equity

33,280

31,269

32,302

Junior subordinated debt issued to capital trusts

10,621

4,876

9,185

Subtotal

43,901

36,145

41,487

Less:

Goodwill and net intangible assets

(4,061
)

(4,071
)

(4,081
)

Tangible shareholders’ equity

$
39,840

$
32,074

$
37,406

Leverage ratio(1)

27.4x

32.6x

29.0x

Adjusted leverage ratio(2)

16.0x

17.6x

16.7x

(1)
Leverage ratio equals total assets divided by tangible shareholders’ equity.

(2)
Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.

The Company’s discipline in maintaining an appropriately sized balance sheet along with the adequate capital position has brought the leverage ratio down to 27.4x from 32.6x and the adjusted leverage ratio down to 16.0x from 17.6x.

Activity in the Quarter Ended February 29, 2008.

The Company’s total capital consists of shareholders’ equity, long-term borrowings (debt obligations scheduled to mature in more than 12 months) and junior subordinated debt issued to capital trusts. At
February 29, 2008, total capital was $198,210 million, an increase of $7,125 million from November 30, 2007.

During the quarter ended February 29, 2008, the Company issued notes with a carrying value at quarter-end aggregating $15.9 billion, including non-U.S. dollar currency notes aggregating $3.7 billion. In connection with the note issuances, the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term
London Interbank Offered Rates (“LIBOR”) trading levels. At February 29, 2008, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s senior debt indentures) was approximately $208 billion (including guaranteed obligations of the indebtedness of subsidiaries). The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 6.2 years at
February 29, 2008. In addition, in December 2007, the Company sold Equity Units to a wholly owned subsidiary of CIC for approximately $5,579 million. See “China Investment Corporation Investment” herein.

China Investment Corporation Investment.

In December 2007, the
Company sold Equity Units which included contracts to purchase Company common stock to a wholly owned subsidiary of CIC for approximately $5,579 million. CIC’s ownership in the Company’s common stock, including the maximum number of shares of common stock to be received by CIC upon settlement of the stock purchase contracts, will be 9.9% or less of the Company’s total shares outstanding based on the total shares that were outstanding on November 30, 2007. CIC is a passive financial investor and has no special rights of ownership nor a role in the management of the Company. A substantial portion of the investment proceeds were treated as Tier 1 capital for regulatory capital purposes.

For a more detailed summary of the Equity Units, including the junior subordinated debentures issued to support trust common and trust preferred securities and the stock purchase contracts, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of the Form 10-K and “Financial Statements and
Supplementary Data—Note 28” in Part II, Item 8 of the Form 10-K.

Prior to the issuance of common stock upon settlement of the stock purchase contract, the impact of the Equity Units are reflected in the Company’s earnings per diluted common share using the treasury stock method, as defined by SFAS No. 128, “Earnings Per Share.” Under the treasury stock method, the number of shares of common stock included in the calculation of earnings per diluted common share are calculated as the excess, if any, of the number of shares expected to be issued upon settlement of the stock purchase contract based on the average market price for the last 20 days of the reporting period, less the number of shares that could be purchased by the Company with the proceeds to be received upon settlement of the contract at the average closing price for the reporting period.

Dilution of net income per share occurs (i) in reporting periods when the average closing price of common shares is over $57.6840 per share or (ii) in reporting periods when the average closing price of common shares for a reporting period is between $48.0700 and $57.6840 and is greater than the average market price for the last 20 days ending three days prior to the end of such reporting period.

The dilutive impact for the first quarter of fiscal 2008 was approximately 256,000 shares.

Equity Capital Management Policies.

The Company’s senior
management views equity capital as an important source of financial strength. The Company actively manages its consolidated equity capital position based upon, among other things, business opportunities, capital availability and rates of return together with internal capital policies, regulatory requirements and rating agency guidelines and, therefore, in the future may expand or contract its equity capital base to address the changing needs of its businesses. The Company attempts to maintain total equity, on a consolidated basis, at least equal to the sum of its operating subsidiaries’ equity.

At February 29, 2008, the
Company’s equity capital (which includes shareholders’ equity and junior subordinated debt issued to capital trusts) was $43,901 million, an increase of $7,756 million from November 30, 2007, primarily due to the CIC investment. The
Company returns internally generated equity capital that is in excess of the needs of its businesses to its shareholders through common stock repurchases and dividends. During the quarter ended February 29, 2008, the Company did not purchase any of its common stock through the open market share repurchase program (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

In December 2006, the Company announced that its Board of Directors had authorized the repurchase of up to $6 billion of the Company’s outstanding common stock.
This share repurchase authorization replaced the Company’s previous repurchase authorizations with one repurchase program for capital management purposes that will consider, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. As of February 29, 2008, the Company had approximately $2.3 billion remaining under its current share repurchase authorization.

The Board of Directors determines the declaration and payment of dividends on a quarterly basis. In March 2008, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.27. The Company also announced that its Board of Directors declared a quarterly dividend of $313.29 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $0.31329).

Economic Capital.

The Company’s economic capital framework estimates the amount of equity capital required to support the businesses over a wide range of market environments while simultaneously satisfying regulatory, rating agency and investor requirements. The framework will evolve over time in response to changes in the business and regulatory environment and to incorporate improvements in modeling techniques.

Economic capital is assigned to each business segment and sub-allocated to product lines. Each business segment is capitalized as an independent operating entity.
This process is intended to align equity capital with the risks in each business in order to allow senior management to evaluate returns on a risk-adjusted basis (such as return on equity and shareholder value added).

Economic capital is based on regulatory capital usage plus additional capital for stress losses. The Company assesses stress loss capital across various dimensions of market, credit, business and operational risks. Economic capital requirements are met by regulatory Tier 1 equity (including common shareholders’ equity, certain preferred stock, eligible hybrid capital instruments and deductions of certain goodwill, intangible assets and net deferred tax assets), subject to regulatory limits. The difference between the Company’s Tier 1 equity and aggregate equity requirements denotes the Company’s unallocated capital position.

The following table presents the Company’s allocated average Tier 1 equity (“economic capital”) and average common equity for the quarters ended
February 29, 2008 and November 30, 2007:

Three Months Ended February 29, 2008

Three Months Ended November 30, 2007

Average Tier 1 equity

Average common equity

Average Tier 1 equity

Average common equity

(dollars in billions)

Institutional Securities

$
27.5

$
24.4

$
28.0

$
27.7

Global Wealth Management Group

1.6

1.5

1.6

1.7

Asset Management

3.2

3.8

3.1

3.9

Unallocated capital

1.5

1.5

(0.4
)

(0.4
)

Total

$
33.8

$
31.2

$
32.3

$
32.9

Tier 1 Equity allocated to the operating segments remained relatively flat in comparison to the prior quarter. The marginal decrease in Tier 1 equity allocated to Institutional Securities was driven by reductions in market risk. Additionally, the proportion of common equity allocated to the operating segments decreased due to the issuance of hybrid capital. See
“China Investment Corporation Investment” herein.

The Company continues to believe that it is adequately capitalized. The Company generally uses available unallocated capital for organic growth, additional acquisitions and other capital needs including repurchases of common stock while maintaining adequate internal capital ratios.

Liquidity and Funding Management Policies.

The primary goal of the Company’s liquidity management and funding activities is to ensure adequate funding over a wide range of market environments. Given the mix of the Company’s business activities, funding requirements are fulfilled through a diversified range of secured and unsecured financing.

The Company’s liquidity and funding risk
management policies are designed to mitigate the potential risk that the Company may be unable to access adequate financing to service its financial obligations without material franchise or business impact. The key objectives of the liquidity and funding risk management framework are to support the successful execution of the Company’s business strategies while ensuring sufficient liquidity through the business cycle and during periods of financial distress.

Liquidity Management Policies.

The principal elements of the
Company’s liquidity management framework are the Contingency Funding Plan (“CFP”), the Liquidity Reserves and the Cash Capital Policy. Comprehensive financing guidelines (secured funding, long-term funding strategy, surplus capacity, diversification, staggered maturities and committed credit facilities) support the Company’s target liquidity profile.

Contingency Funding
Plan.    The Contingency Funding Plan is the Company’s primary liquidity risk management tool. The CFP models a potential, prolonged liquidity contraction over a one-year time period and sets forth a course of action to effectively manage a liquidity event. The CFP and liquidity risk exposures are evaluated on an on-going basis and reported to the Firm Risk Committee and other appropriate risk committees.

The Company’s CFP model is designed to be dynamic and scenarios incorporate a wide range of potential cash outflows during a liquidity stress event, including, but not limited to, the following: (i) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (ii) maturity roll-off of outstanding letters of credit with no further issuance and replacement with cash collateral; (iii) return of unsecured securities borrowed and any cash raised against these securities; (iv) additional collateral that would be required by counterparties in the event of a two-notch long-term credit ratings downgrade; (v) higher haircuts on or lower availability of secured funding; (vi) client cash withdrawals; (vii) drawdowns on unfunded commitments provided to third parties; and (viii) discretionary unsecured debt buybacks.

The CFP is produced on a parent, bank subsidiary and non-bank subsidiary level to capture specific cash requirements and cash availability at various legal entities. The CFP assumes that the parent company does not have access to cash that may be held at certain subsidiaries due to regulatory, legal or tax constraints. In addition, the CFP assumes that the parent company does not draw down on its committed credit facilities.

Liquidity Reserves.    The Company seeks to maintain target liquidity reserves that are sized to cover daily funding needs and meet strategic liquidity targets as outlined in the CFP. These liquidity reserves are held in the form of cash deposits with banks and pools of unencumbered securities. The parent company liquidity reserve is managed globally and consists of cash deposits and unencumbered U.S. and European government bonds and other high-quality collateral. The U.S. component of unencumbered securities is all Federal Reserve repo eligible. The Company believes that diversifying the form in which its liquidity reserves (cash and securities) are maintained enhances its ability to quickly and efficiently source funding in a stressed environment. The Company’s funding requirements and target liquidity reserves may vary based on changes to the level and composition of its balance sheet, timing of specific transactions, client financing activity, market conditions and seasonal factors.

The table below summarizes the Company’s liquidity reserves on a parent, bank subsidiary and non-bank subsidiary level. The liquidity held on the bank and non-bank subsidiary level is generally not available to the parent.

Average Balance

Liquidity Reserve

At February 29, 2008

For the Quarter Ended February, 29, 2008

(dollars in billions)

Parent

$
70

$
71

Bank subsidiaries

25

22

Non-bank subsidiaries

28

29

Total

$
123

$
122

Cash Capital.    The Company maintains a cash capital model that measures
long-term funding sources against requirements. Sources of cash capital include the parent company’s equity and the non-current portion of certain long-term borrowings. Uses of cash capital include the following: (i) illiquid assets such as buildings, equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and principal investments; (ii) a portion of securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment (i.e., stressed haircuts); and (iii) drawdowns of unfunded commitments.

The Company seeks to maintain a surplus cash capital
position. The Company’s equity capital of $43,901 million (including junior subordinated debt issued to capital trusts of $10,621 million) and long-term borrowings (debt obligations scheduled to mature in more than 12 months) of $154,309 million comprised the Company’s total capital of $198,210 million as of February 29, 2008, which substantially exceeded cash capital requirements.

Committed Credit Facilities.

The maintenance of committed credit facilities serves to further diversify the Company’s funding sources.
The Company values committed credit as a secondary component of its liquidity management framework. The committed credit facilities include a diversification of lenders to the Company covering geographic regions, including the Americas, Europe and
Asia.

The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, which consists of three separate tranches: a U.S. dollar tranche; a Japanese yen tranche; and a multicurrency tranche available in both euro and British pound, all of which exist with the Company as borrower. Under this combined facility (the “Credit Facility”), the banks are committed to provide up to $7.6 billion under the U.S. dollar tranche, 80 billion Japanese yen under the Japanese yen tranche and $3.25 billion under the multicurrency tranche. The Credit Facility expires on April 16,
2008 and includes a term-out feature that allows the Company, at its option, to extend borrowings under the Credit Facility for an additional one year beyond the expiration date.

The Company anticipates that it may utilize the Credit Facility for short-term funding from time to time. The Company does not believe that any of the covenant requirements in its Credit Facility will impair its ability to obtain funding under the Credit Facility, pay its current level of dividends or obtain loan arrangements, letters of credit and other financial guarantees or other financial accommodations. At February 29, 2008, no borrowings were outstanding under the Credit Facility.

At February 29, 2008, the Company had a $15.9
billion consolidated stockholders’ equity surplus as compared with the Credit Facility’s covenant requirement.

In March 2008, the Company went
to market with the annual renewal of the Credit Facility and expects to close on April 16, 2008 in a reduced amount with substantially similar terms. Given the growth of the Company’s liquidity reserves during fiscal 2007 and in fiscal 2008 as well as the robustness of its overall liquidity management framework, the Company has elected to reduce its Credit Facility amount in this year’s renewal.

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

Funding Management Policies.

The Company’s funding management policies are designed to provide for financings that are executed in a manner that reduces the risk of disruption to the Company’s operations. The Company pursues a strategy of diversification of secured and unsecured funding sources (by product, by investor and by region) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. Maturities of financings are designed to manage exposure to refinancing risk in any one period.

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

Secured Financing.    A
substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from its Institutional Securities sales and trading activities. The liquid nature of these assets provides the Company with flexibility in financing these assets with collateralized borrowings.

The Company’s goal is to achieve an optimal mix of secured and unsecured funding through appropriate use of collateralized borrowings. The Institutional Securities business emphasizes the use of collateralized short-term borrowings to limit the growth of short-term unsecured funding, which is more typically subject to disruption during periods of financial stress. As part of this effort, the Institutional Securities business segment continually seeks to expand its global secured borrowing capacity.

In addition, the Company, through several of its subsidiaries, maintains funded and unfunded committed credit facilities to support various businesses, including the collateralized commercial and residential mortgage whole loan, derivative contracts, warehouse lending, emerging market loan, structured product, corporate loan, investment banking and prime brokerage businesses.

On March 11, 2008, the Federal Reserve announced an expansion of its securities lending program to promote liquidity in the financing markets for Treasury and other collateral. Under this new Term Securities Lending

Facility (“TSLF”), the Federal Reserve will lend up to $200 billion of Treasury securities to primary dealers secured for a term of 28 days (rather than overnight, as in the existing program) by a pledge of other securities, including federal agency debt, federal agency residential-mortgage-backed securities (“MBS”), and non-agency AAA/Aaa-rated private-label residential MBS.

On March 16, 2008, the Federal Reserve announced that the Federal Reserve Bank of New York has been granted the authority to establish a Primary Dealer
Credit Facility (“PDCF”). The PDCF provides overnight funding to primary dealers in exchange for a specified range of collateral. The Company may at times use the PDCF as an additional source of secured funding for its regular business operations.

Unsecured Financing.    The Company views long-term debt as a stable source of funding for core inventories and illiquid assets. Securities inventories not financed by secured funding sources and the majority of current assets are financed with a combination of short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating rate. The Company uses derivative products (primarily interest rate, currency and equity swaps) to assist in asset and liability management, reduce borrowing costs and hedge interest rate risk (see Note 13 to the consolidated financial statements for the fiscal year ended November 30, 2007 included in the Form 10-K).

Short-Term Debt.    The
Company’s unsecured short-term borrowings consist of commercial paper, bank loans, Federal Funds, bank notes and structured notes with maturities of twelve months or less at issuance. The primary source of unsecured short-term borrowings for the Company is commercial paper. The Company seeks to diversify commercial paper issuance by investor, region and currency by maintaining active programs in North America, Europe and Asia and by monitoring and managing investor concentration limits on a global basis.

The Company maintains a surplus of unused short-term funding sources to withstand unforeseen contractions in credit capacity. In addition, the Company attempts to maintain cash and unhypothecated marketable securities equal to at least 110% of its outstanding short-term unsecured borrowings.

At February 29, 2008

At November 30, 2007

(dollars in millions)

Commercial paper

$
16,629

$
22,596

Other short-term borrowings

9,323

11,899

Total

$
25,952

$
34,495

Deposits.    The Company’s bank subsidiaries’ primary source of
funding includes bank deposit sweeps, federal funds purchased, certificates of deposit, money market deposit accounts, commercial paper and FHLB advances. As of February 29, 2008, the Company’s bank subsidiaries had total deposits of approximately $36 billion, an increase of approximately $5 billion from November 30, 2007.

Long-Term Debt.    The
Company uses a variety of long-term debt funding sources to generate liquidity, taking into consideration the CFP and cash capital requirements. In addition, issuance of long-term debt allows the Company to reduce reliance on short-term credit sensitive instruments (e.g., commercial paper and other unsecured short-term borrowings). Financing transactions are structured to ensure staggered maturities, thereby mitigating refinancing risk, and to maximize investor diversification through sales to global institutional and retail clients. Availability and cost of financing to the Company can vary depending on market conditions, the volume of certain trading and lending activities, the Company’s credit ratings and the overall availability of credit.

During the quarter ended February 29, 2008, the Company’s long-term financing strategy was driven, in part, by its continued focus on improving its balance sheet strength (evaluated through enhanced capital and liquidity positions). As a result, for the quarter ended February 29, 2008, a principal amount of $16 billion of unsecured debt was issued (of which $5 billion of certain structured notes were not considered to be a component of the Company’s cash capital).

Credit Ratings.

The
Company relies on external sources to finance a significant portion of its day-to-day operations. The cost and availability of financing generally are dependent on the Company’s short-term and long-term credit ratings. Factors that are significant to the determination of the Company’s credit ratings or that otherwise affect its ability to raise short-term and long-term financing include the Company’s level and volatility of earnings, relative positions in the markets in which it operates, management quality, franchise strength and diversification, risk appetite and management, liquidity, funding capacity and capital adequacy as well as the operating environment. A deterioration in any of the previously mentioned factors or combination of these factors may lead rating agencies to downgrade the credit ratings of the Company, thereby increasing the cost to the Company in obtaining funding. In addition, the Company’s debt ratings can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as OTC derivative transactions, including credit derivatives and interest rate swaps.

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business, the Company may be required to provide additional collateral to certain counterparties in the event of a credit ratings downgrade. At February 29, 2008, the amount of additional collateral that would be required in the event of a one-notch downgrade of the Company’s long-term credit rating was approximately $973 million. An additional amount of approximately $813 million would be required in the event of a two-notch downgrade. Of these amounts, $1,681 million relates to bilateral arrangements between the
Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

As of April 2, 2008, the Company’s senior unsecured credit ratings were as follows:

Short-Term Debt

Long-Term Debt

Rating Outlook

Dominion Bond Rating Service Limited

R-1 (middle)

AA (low)

Stable

Fitch Ratings

F1+

AA-

Negative

Moody’s Investors Service

P-1

Aa3

Negative

Rating and Investment Information, Inc.

a-1+

AA

Negative

Standard & Poor’s

A-1+

AA-

Negative

Commitments.

The
Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements and mortgage lending as of
February 29, 2008 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Years to Maturity

Total

Less than 1

1-3

3-5

Over 5

February 29, 2008

(dollars in millions)

Letters of credit and other financial guarantees obtained to satisfy collateral requirements

$
11,719

$
11

$
—

$
1

$
11,731

Investment activities

527

220

97

699

1,543

Primary lending commitments(1)

14,687

7,894

26,350

10,594

59,525

Secondary lending commitments(1)

5

17

228

275

525

Commitments for secured lending transactions

2,710

4,143

2,610

23

9,486

Commitments to enter into reverse repurchase agreements

115,036

—

—

—

115,036

Commercial and residential mortgage-related commitments(1)

4,654

—

—

—

4,654

Other commitments

1,062

13

5

—

1,080

Total

$
150,400

$
12,298

$
29,290

$
11,592

$
203,580

(1)
These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 2 to the condensed consolidated financial statements).

For further description of these commitments, see Note
8 to the condensed consolidated financial statements.

Regulatory Requirements.

The Company is a consolidated supervised entity (“CSE”) as defined by the SEC. As such, the Company is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. As of February 29, 2008, the Company was in compliance with the CSE capital requirements.

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

The tables below present the following: the Company’s quarter-end Aggregate (Trading and Non-trading),
Trading and Non-trading VaR (see Table 1 below); the Company’s quarterly average, high, and low Trading VaR (see Table 2 below); and the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (95% vs. 99%) for the VaR statistic or a shorter historical time series (four years vs. one year) of market data upon which it bases its simulations (see Table 3 below). Aggregate VaR also incorporates
(a) the interest rate risk generated by funding liabilities related to institutional trading positions, (b) public company equity positions recorded as investments by the Company and (c) corporate loan exposures that are awaiting distribution to the market. Investments made by the Company that are not publicly traded are not reflected in the VaR results presented below. Aggregate VaR also excludes certain funding liabilities primarily related to fixed and other non-trading assets as well as the credit spread risk generated by the Company’s funding liabilities. As of February 29, 2008, the notional amount of funding liabilities related to non-trading assets (including premises, equipment and software, goodwill, deferred tax assets and intangible assets) was approximately $7.8 billion, with a duration of approximately 10 years. The credit spread risk sensitivity generated by the Company’s funding liabilities (i.e., those funding both trading and non-trading assets) corresponded to an increase in value of approximately $79 million for each +1 basis point (or 1/100th of a percentage point) widening in the Company’s credit spread level as of February 29, 2008.

The table below presents 95%/one-day VaR for each of
the Company’s primary risk exposures and on an aggregate basis at February 29, 2008 and November 30, 2007.

Aggregate (Trading and Non-trading)

Trading

Non-trading

Table 1: 95% Total VaR

95%/One-Day VaR at

95%/One-Day VaR at

95%/One-Day VaR at

Primary Market Risk Category

February 29, 2008

November 30, 2007

February 29, 2008

November 30, 2007

February 29, 2008

November 30, 2007

(dollars in millions)

Interest rate and credit spread

$
83

$
52

$
74

$
45

$
33

$
33

Equity price

36

40

35

39

6

4

Foreign exchange rate

24

24

24

25

1

1

Commodity price

40

34

40

34

—

—

Subtotal

183

150

173

143

40

38

Less diversification benefit(1)

76

67

73

65

6

5

Total VaR

$
107

$
83

$
100

$
78

$
34

$
33

(1)
Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s Aggregate VaR at February 29, 2008 was $107 million compared with $83 million at
November 30, 2007, The Company’s Trading VaR at February 29, 2008 was $100 million compared with $78 million at November 30, 2007. The increases in Aggregate VaR and Trading VaR were driven predominantly by an increase in interest rate and credit spread VaR. The increase in interest rate and credit spread VaR reflects higher levels of realized price volatility in securities that reference subprime mortgage pools and related financial instruments, whose change in value is modeled as a function of the underlying securities.

The Company views average Trading VaR over a period of time as more representative of trends in the business than VaR at any single point in time. Table 2 below, which presents the high, low and average 95%/one-day Trading VaR during the quarters ended February 29, 2008 and November 30, 2007, represents substantially all of the
Company’s trading activities. Certain market risks included in the year-end Aggregate VaR discussed above are excluded from these measures (e.g., equity price risk in public company equity positions recorded as principal investments by the Company and certain funding liabilities related to trading positions).

Average Trading VaR for the quarter ended February 29, 2008 increased to
$97 million from $89 million for the quarter ended November 30, 2007, primarily driven by increases in interest rate and credit spread VaR, foreign exchange rate VaR, and commodity price VaR. The increase in interest rate and credit spread VaR was predominantly driven by increased volatility in securitized product and corporate credit markets, which resulted in a higher VaR, despite a reduction in risk exposures during the quarter. The increase in interest rate and credit spread VaR during the quarter also reflects the reclassification effective November 30, 2007 of the Company’s bank subsidiaries portfolio of securities available for sale to Financial instruments owned in the condensed consolidated statement of financial condition. The increase in foreign exchange rate VaR was driven by increased exposure to foreign currencies. The increase in commodity price VaR was predominantly driven by increased exposure to petroleum products.

Table 2: 95% High/Low/Average Trading VaR

Daily 95%/One-Day VaR for the Quarter Ended February 29, 2008

Daily 95%/One-Day VaR for the Quarter Ended November 30, 2007

Primary Market Risk Category

High

Low

Average

High

Low

Average

(dollars in millions)

Interest rate and credit spread

$
74

$
42

$
59

$
68

$
40

$
53

Equity price

44

31

37

50

31

41

Foreign exchange rate

40

18

30

33

15

25

Commodity price

44

33

38

42

31

35

Trading VaR

110

78

97

107

74

89

Non-trading VaR

48

29

37

61

21

36

Total VaR

116

82

103

123

77

98

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

Table 3: Average 95% and 99% Trading VaR with Four-Year/One-Year Historical Time Series

Average 95%/One-Day VaR for the Quarter Ended February 29, 2008

Average 99%/One-Day VaR for the Quarter Ended February 29, 2008

Primary Market Risk Category

Four-Year Factor History

One-Year Factor History

Four-Year Factor History

One-Year Factor History

(dollars in millions)

Interest rate and credit spread

$
59

$
147

$
168

$
308

Equity price

37

42

58

80

Foreign exchange rate

30

26

43

35

Commodity price

38

35

59

47

Trading VaR

97

134

168

316

In addition, if the Company were to report Trading VaR (using a four-year historical time series) with respect to a 10-day holding period, the Company’s 95% and 99% Average Trading VaR for the quarter ended February 29, 2008 would have been $306 million and $531 million, respectively.

Distribution of VaR Statistics and Net Revenues for the quarter ended February 29, 2008.

As shown in Table 2 above, the Company’s average 95%/one-day Trading VaR for the quarter ended February 29, 2008 was $97 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Trading VaR for the quarter ended February 29, 2008. The most frequently occurring value was between $106 million and $109 million, while for approximately 91% of trading days during the quarter, VaR ranged between $82 million and $109 million.

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

The Company incurred daily trading losses in excess of the 95%/one-day Trading VaR on one day during the quarter ended February 29, 2008. Over the longer term, trading losses are expected to exceed VaR an average of three times per quarter at the 95% confidence level. The Company bases its VaR calculations on the long term (or unconditional) distribution, and therefore evaluates its risk from a longer term perspective, which avoids understating risk during periods of relatively lower volatility in the market.

The histogram below shows the distribution of daily net trading revenue during the quarter ended February 29, 2008 for the Company’s trading businesses (including net interest and non-agency commissions but excluding certain non-trading revenues such as primary, fee-based and prime brokerage revenue credited to the trading businesses). During the quarter ended February 29, 2008, the Company experienced net trading losses on eight days.

Credit Risk.

For a further
discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risks—Credit Risk” in Part II, Item 7A of the Form 10-K.

Credit Exposure—Corporate Lending.    In connection with certain of its Institutional Securities business activities, the Company provides loans or lending commitments (including bridge financing) to selected clients. Such loans and commitments can generally be classified as either “event-driven” or “relationship-driven.”

“Event-driven” loans and commitments refer to activities associated with a particular event or transaction, such as to support client merger, acquisition or recapitalization transactions. The commitments associated with these “event-driven” activities may not be indicative of the Company’s actual funding requirements, since funding is contingent upon a proposed transaction being completed. In addition, the borrower may not fully utilize the commitment or the Company’s portion of the commitment may be reduced through the syndication process. The borrower’s ability to draw on the commitment is also subject to certain terms and conditions, among other factors. The borrowers of “event-driven” lending transactions may be investment grade or non-investment grade. The Company risk manages its exposures in connection with “event-driven”
lending transactions through various means, including syndication, distribution and/or hedging.

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

The following table presents information about the Company’s corporate loans and commitments as of February 29, 2008. The “total corporate lending exposure” column includes both lending commitments and funded loans. Funded loans represent loans that have been drawn by the borrower and that were outstanding as of February 29, 2008. Lending commitments represent legally binding obligations to provide funding to clients as of February 29, 2008 for both “relationship-driven” and “event-driven” lending transactions. As discussed above, these loans and commitments have varying terms, may be senior or subordinated, may be secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated, traded or hedged by the Company.

At February 29, 2008 and November 30, 2007, the aggregate amount of investment grade loans was $15.6 billion and $13.0 billion, respectively, and the aggregate amount of non-investment grade loans was $10.7 billion and $10.9 billion, respectively. At February 29, 2008 and November 30, 2007, the aggregate amount of lending commitments outstanding was $59.5 billion and $70.2 billion, respectively. In connection with these business activities (which include corporate funded loans and lending commitments), the Company had hedges (which include “single name,” “sector” and “index” hedges) with a notional amount of $40.6 billion and $37.6 billion at February 29, 2008 and November 30, 2007, respectively. The table below shows the Company’s credit exposure from its corporate lending positions and commitments as of February 29, 2008. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements:

Corporate Lending Commitments and Funded Loans

Years to Maturity

Total Corporate Lending Exposure(2)(3)

Corporate Funded Loans

Total Corporate Lending Commitments

Credit Rating(1)

Less than 1

1-3

3-5

Over 5

(dollars in millions)

AAA

$
581

$
260

$
1,239

$
425

$
2,505

$
364

$
2,141

AA

6,248

559

3,664

333

10,804

1,621

9,183

A

7,674

3,349

8,481

224

19,728

2,431

17,297

BBB

8,393

5,068

12,400

937

26,798

11,138

15,660

Investment grade

22,896

9,236

25,784

1,919

59,835

15,554

44,281

Non-investment grade

4,086

1,647

4,979

15,243

25,955

10,711

15,244

Total

$
26,982

$
10,883

$
30,763

$
17,162

$
85,790

$
26,265

$
59,525

(1)
Obligor credit ratings are determined by the Institutional Credit Department using methodologies generally consistent with those employed by external rating agencies.

(2)
Total corporate lending exposure includes both lending commitments and funded loans. Amounts exclude approximately $41 billion of notional amount of hedges.

(3)
Total corporate lending exposure includes “event-driven” funded loans of $14.6 billion and “event-driven” lending commitments of $16.0 billion. Included in the $16.0 billion of “event-driven” loan commitments were $8.2 billion of commitments to non-investment grade borrowers that were accepted by the borrower but not yet closed, including amounts related to Clear Channel
Communications, Inc.

Credit Exposure—Derivatives.    The table below presents a
summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position as of February 29, 2008. Fair value represents the risk reduction arising from master netting agreements, where applicable, and, in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC
Derivative Products—Financial Instruments Owned(1)

Years to Maturity

Cross-Maturity and Cash Collateral Netting(3)

Net Exposure Post-Cash Collateral

Net Exposure Post- Collateral

Credit Rating(2)

Less than 1

1-3

3-5

Over 5

(dollars in millions)

AAA

$
1,354

$
2,287

$
3,550

$
11,444

$
(4,866
)

$
13,769

$
13,423

AA

15,775

15,084

8,568

30,116

(39,376
)

30,167

27,589

A

6,614

4,697

4,748

9,440

(11,757
)

13,742

13,341

BBB

4,709

4,120

2,196

3,106

(4,630
)

9,501

8,102

Non-investment grade

8,447

5,259

5,132

3,995

(8,184
)

14,649

9,982

Unrated(4)

1,741

568

116

365

(368
)

2,422

184

Total

$
38,640

$
32,015

$
24,310

$
58,466

$
(69,181
)

$
84,250

$
72,621

(1)
Fair values shown present the Company’s exposure to counterparties related to the Company’s OTC derivative products. The table does not include the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.

(2)
Obligor credit ratings are determined by the Institutional Credit Department using methodologies generally consistent with those employed by external rating agencies.

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

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity as of February 29, 2008, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

Years to Maturity

Cross-Maturity and Cash Collateral Netting(1)

Net Exposure Post-Cash Collateral

Net Exposure Post- Collateral

Product Type

Less than 1

1-3

3-5

Over 5

(dollars in millions)

Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
5,811

$
17,252

$
19,294

$
55,749

$
(50,520
)

$
47,586

$
43,758

Foreign exchange forward contracts and options

11,543

1,383

155

91

(2,216
)

10,956

9,127

Equity securities contracts (including equity swaps, warrants and options)

9,429

2,809

449

777

(6,631
)

6,833

3,526

Commodity forwards, options and swaps

11,857

10,571

4,412

1,849

(9,814
)

18,875

16,210

Total

$
38,640

$
32,015

$
24,310

$
58,466

$
(69,181
)

$
84,250

$
72,621

88

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

3-5

Over 5

(dollars in millions)

Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
6,958

$
11,818

$
13,947

$
38,533

$
(41,968
)

$
29,288

Foreign exchange forward contracts and options

11,178

1,185

156

76

(1,616
)

10,979

Equity securities contracts (including equity swaps, warrants and options)

8,883

3,948

2,020

1,405

(5,209
)

11,047

Commodity forwards, options and swaps

12,008

9,203

2,226

2,008

(8,062
)

17,383

Total

$
39,027

$
26,154

$
18,349

$
42,022

$
(56,855
)

$
68,697

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

The Company’s derivatives (both listed and OTC) at February 29, 2008 and November 30, 2007 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

At February 29, 2008

At November 30, 2007

Product Type

Assets

Liabilities

Assets

Liabilities

(dollars in millions)

Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
47,776

$
29,504

$
33,804

$
19,515

Foreign exchange forward contracts and options

10,956

10,955

7,755

9,372

Equity securities contracts (including equity swaps, warrants and options)

20,777

30,156

19,913

27,887

Commodity forwards, options and swaps

19,965

18,777

15,531

14,830

Total

$
99,474

$
89,392

$
77,003

$
71,604

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

Country Exposure.    The Company monitors its credit exposure to individual countries. Credit exposure to a country arises from the Company’s primary lending activities and derivatives activities in a country. At February 29, 2008, based on the domicile of the counterparty, approximately 6% of the Company’s credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s
OTC derivatives contracts) was to emerging markets, and no one emerging market country accounted for more than 2% of the Company’s credit exposure. The Company defines emerging markets to include generally all countries that are not members of the Organization for Economic Co-operation and Development and includes as well the Czech Republic, Hungary, Korea, Mexico, Poland, the Slovak Republic and Turkey but excludes countries rated AA and Aa2 or above by Standard &
Poor’s and Moody’s Investors Service, respectively.

Industry Exposure.    The Company also monitors its credit
exposure to individual industries. At February 29, 2008, the Company’s material credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the
Company’s OTC derivatives contracts) was to entities engaged in the following industries: financial institutions, banks, consumer-related entities, utilities, sovereign, energy-related entities and telecommunications.

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

Part II OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the matters described in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (the “Form 10-K”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

IPO Fee Litigation.

On remand, plaintiffs filed a motion for class certification on October 17, 2007, which defendants opposed.

Subprime-related Matters.

A shareholder derivative lawsuit was filed in the U.S. District Court for the Southern District of New York (the
“SDNY”) during November 2007 asserting claims related in large part to losses caused by certain subprime-related trading positions and related matters. The complaint in that lawsuit, which is styled Steve Staehr, Derivatively on Behalf of
Morgan Stanley v. John J. Mack, et al., was served on the Company on February 15, 2008. In January and February 2008, two purported class action complaints were filed in the SDNY asserting claims on behalf of participants in the Company’s
401(k) plan and employee stock ownership plan against the Company and other parties, including certain present and former directors and officers, under the Employee Retirement Income Security Act of 1974 (“ERISA”). The complaints are similar to certain ERISA-related complaints filed in the SDNY in December 2007 insofar as they relate in large part to subprime-related losses, and allege, among other things, that the Company’s stock was not a prudent investment and that risks associated with the Company’s stock and its financial condition were not adequately disclosed. On February 11, 2008, all of the pending actions asserting claims under ERISA related to the Company’s 401(k) and employee stock ownership plan were consolidated in a single proceeding in the SDNY, which is styled In re Morgan Stanley ERISA Litigation.

Item 1A. Risk Factors

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part
I, Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth
the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended February 29, 2008.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period

Total Number of Shares Purchased

Average Price Paid Per Share

Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)

Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (December 1, 2007—December 31, 2007)

Share Repurchase Program (A)

—

N/A

—

$
2,271

Employee Transactions (B)

117,266

$
51.23

N/A

N/A

Month #2 (January 1, 2008—January 31, 2008)

Share Repurchase Program (A)

—

N/A

—

$
2,271

Employee Transactions (B)

484,270

$
49.44

N/A

N/A

Month #3 (February 1, 2008—February 29, 2008)

Share Repurchase Program (A)

—

N/A

—

$
2,271

Employee Transactions (B)

382,082

$
47.15

N/A

N/A

Total

Share Repurchase Program (A)

—

N/A

—

$
2,271

Employee Transactions (B)

983,618

$
48.76

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

MORGAN STANLEY (Registrant)

By:

  /s/    COLM KELLEHER

Colm Kelleher Executive Vice President and Chief Financial Officer

By:

  /S/    PAUL C.
WIRTH

Paul C. Wirth Controller and Principal Accounting Officer

Date: April 8, 2008

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended February 29, 2008

Exhibit No.

Description

10.1

Morgan Stanley 2006 Notional Leveraged Co-Investment Plan.

10.2

Directors’ Equity Capital Accumulation Plan as amended and restated as of December 11, 2007.

10.3

Amendment to 1993 Stock Plan for Non-Employee Directors, dated as of December 11, 2007.

10.4

Agreement dated as of July 21, 2005 between Morgan Stanley and Thomas R. Nides and amendment to agreement, dated as of February 8, 2008.

10.5

Agreement dated as of July 18, 2005 between Morgan Stanley and Gary G. Lynch and amendment to agreement, dated as of February 8, 2008.

10.6

Memorandum dated as of February 16, 2006 to Colm Kelleher regarding Expatriate Relocation Policy and European Tax Equalisation Policy.

10.7

Form of Award Certificate under the 2006 Notional Leveraged Co-Investment Plan.

10.8

Form of Award Certificate under the 2007 Notional Leveraged Co-Investment Plan for Certain Management Committee Members.

10.9

Form of Term Sheet under the Select Employees’ Capital Accumulation Program.

10.10

Form of Award Certificate for Discretionary Retention Awards of Stock Units to Certain Management Committee Members.

11

Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 10 to the Condensed Consolidated Financial Statements (Earnings per
Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12

Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15

Letter of awareness from Deloitte & Touche LLP, dated April 7, 2008, concerning unaudited interim financial information.

31.1

Rule 13a-14(a) Certification of Chief Executive Officer.

31.2

Rule 13a-14(a) Certification of Chief Financial Officer.

32.1

Section 1350 Certification of Chief Executive Officer.

32.2

Section 1350 Certification of Chief Financial Officer.

E-1