Form 10-Q
period 2008-05-31
MORGAN STANLEY
filed 2008-07-09
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

As of June 30, 2008, there were 1,109,013,816 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended May 31, 2008

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

Morgan Stanley has a Corporate Governance webpage. You can access information about Morgan Stanley’s corporate governance at www.morganstanley.com/about/company/governance. Morgan Stanley posts the following on its Corporate Governance webpage:

•	Amended and Restated Certificate of Incorporation;

•	Bylaws;

•	Charters for our Audit Committee, Compensation, Management Development and Succession Committee and Nominating and Governance Committee;

•	Corporate Governance Policies;

•	Policy Regarding Communication with the Board of Directors;

•	Policy Regarding Director Candidates Recommended by Shareholders;

•	Policy Regarding Corporate Political Contributions;

•	Policy Regarding Shareholder Rights Plan;

•	Code of Ethics and Business Conduct;

•	Code of Conduct; and

•	Integrity Hotline.

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

iii

Part I—Financial Information.

Item 1.    Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

	May 31, 2008	November 30, 2007
	(unaudited)
Assets
Cash and cash equivalents	$23,782	$25,598
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements (including securities at fair value of $15,270 at May 31, 2008 and $31,354 at November 30, 2007)	53,393	61,608
Financial instruments owned, at fair value (approximately $140 billion and $131 billion were pledged to various parties at May 31, 2008 and November 30, 2007, respectively):
U.S. government and agency securities	26,498	23,887
Other sovereign government obligations	32,467	21,606
Corporate and other debt	130,943	147,724
Corporate equities	89,075	87,377
Derivative contracts	92,305	77,003
Investments	15,451	14,270
Physical commodities	3,654	3,096

Total financial instruments owned, at fair value	390,393	374,963
Securities received as collateral, at fair value	25,528	82,229
Collateralized agreements:
Securities purchased under agreements to resell	165,928	126,887
Securities borrowed	257,796	239,994
Receivables:
Customers	58,172	76,352
Brokers, dealers and clearing organizations	15,035	16,011
Other loans	3,769	11,629
Fees, interest and other	8,628	8,320
Other investments	5,886	4,524
Premises, equipment and software costs, at cost (net of accumulated depreciation of $3,282 at May 31, 2008 and $3,449 at November 30, 2007)	4,856	4,372
Goodwill	2,988	3,024
Intangible assets (net of accumulated amortization of $218 at May 31, 2008 and $175 at November 30, 2007) (includes $344 at fair value at May 31, 2008 and $428 at fair value at November 30, 2007)	902	1,047
Other assets	14,172	8,851

Total assets	$1,031,228	$1,045,409

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

(dollars in millions, except share data)

	May 31, 2008	November 30, 2007
	(unaudited)
Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings (includes $6,427 at fair value at May 31, 2008 and $3,068 at fair value at November 30, 2007)	$23,816	$34,495
Deposits (includes $35 at fair value at May 31, 2008 and $3,769 at fair value at November 30, 2007)	35,227	31,179
Financial instruments sold, not yet purchased, at fair value:
U.S. government and agency securities	11,278	8,221
Other sovereign government obligations	19,033	15,627
Corporate and other debt	6,784	7,592
Corporate equities	46,632	30,899
Derivative contracts	77,439	71,604
Physical commodities	582	398

Total financial instruments sold, not yet purchased, at fair value	161,748	134,341
Obligation to return securities received as collateral, at fair value	25,528	82,229
Collateralized financings:
Securities sold under agreements to repurchase	136,998	162,840
Securities loaned	45,981	110,423
Other secured financings (includes $28,237 at fair value at May 31, 2008 and $27,772 at fair value at November 30, 2007)	29,878	27,772
Payables:
Customers	293,344	203,453
Brokers, dealers and clearing organizations	6,146	10,454
Interest and dividends	4,056	1,724
Other liabilities and accrued expenses	23,289	24,606
Long-term borrowings (includes $45,502 at fair value at May 31, 2008 and $38,392 at fair value at November 30, 2007)	210,724	190,624

	996,735	1,014,140

Commitments and contingencies
Shareholders’ equity:
Preferred stock	1,100	1,100
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at May 31, 2008 and November 30, 2007;
Shares issued: 1,211,701,552 at May 31, 2008 and November 30, 2007;
Shares outstanding: 1,108,865,416 at May 31, 2008 and 1,056,289,659 at November 30, 2007	12	12
Paid-in capital	340	1,902
Retained earnings	39,581	38,045
Employee stock trust	7,468	5,569
Accumulated other comprehensive loss	(218)	(199)
Common stock held in treasury, at cost, $0.01 par value;
102,836,136 shares at May 31, 2008 and 155,411,893 shares at November 30, 2007	(6,322)	(9,591)
Common stock issued to employee trust	(7,468)	(5,569)

Total shareholders’ equity	34,493	31,269

Total liabilities and shareholders’ equity	$1,031,228	$1,045,409

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues:
Investment banking	$1,049	$1,913	$2,158	$3,140
Principal transactions:
Trading	1,403	4,838	4,793	8,996
Investments	(464)	1,004	(810)	1,884
Commissions	1,155	1,123	2,354	2,128
Asset management, distribution and administration fees	1,464	1,596	3,014	3,075
Interest and dividends	10,117	15,400	24,082	29,571
Other	1,799	321	2,116	593

Total revenues	16,523	26,195	37,707	49,387
Interest expense	10,013	15,671	22,875	28,869

Net revenues	6,510	10,524	14,832	20,518

Non-interest expenses:
Compensation and benefits	2,960	4,994	7,031	9,769
Occupancy and equipment	329	279	615	539
Brokerage, clearing and exchange fees	448	366	892	727
Information processing and communications	312	286	617	563
Marketing and business development	207	199	390	352
Professional services	472	510	851	929
Other	336	366	776	659

Total non-interest expenses	5,064	7,000	11,172	13,538

Income from continuing operations before gains (losses) from unconsolidated investees and income taxes	1,446	3,524	3,660	6,980
Gains (losses) from unconsolidated investees	19	(20)	21	(46)
Provision for income taxes	439	1,141	1,104	2,257

Income from continuing operations	1,026	2,363	2,577	4,677
Discontinued operations:
Net gain from discontinued operations	—	349	—	913
Provision for income taxes	—	130	—	336

Net gain on discontinued operations	—	219	—	577

Net income	$1,026	$2,582	$2,577	$5,254

Preferred stock dividend requirements	$14	$17	$31	$34

Earnings applicable to common shareholders	$1,012	$2,565	$2,546	$5,220

Earnings per basic common share:
Income from continuing operations	$0.97	$2.35	$2.47	$4.63
Gain on discontinued operations	—	0.22	—	0.58

Earnings per basic common share	$0.97	$2.57	$2.47	$5.21

Earnings per diluted common share:
Income from continuing operations	$0.95	$2.24	$2.40	$4.41
Gain on discontinued operations	—	0.21	—	0.55

Earnings per diluted common share	$0.95	$2.45	$2.40	$4.96

Average common shares outstanding:
Basic	1,038,145,038	996,544,761	1,029,473,636	1,002,894,369

Diluted	1,067,184,178	1,045,643,087	1,062,525,833	1,051,684,753

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net income	$1,026	$2,582	$2,577	$5,254
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	(92)	5	(37)	(97)
Net change in cash flow hedges(2)	5	3	9	11
Minimum pension liability adjustment(3)	—	—	—	2
Net amortization of actuarial loss(4)	5	—	10	—
Net amortization of prior-service credit(5)	(2)	—	(3)	—

Comprehensive income	$942	$2,590	$2,556	$5,170

(1)	Amounts are net of (benefit from) income taxes of $(4) million and $(24) million for the quarters ended May 31, 2008 and 2007, respectively. Amounts are net of provision for (benefit from) income taxes of $(69) million and $13 million for the six months ended May 31, 2008 and 2007, respectively.
(2)	Amounts are net of provision for income taxes of $2 million and $3 million for the quarters ended May 31, 2008 and 2007, respectively. Amounts are net of provision for income taxes of $4 million and $7 million for the six months ended May 31, 2008 and 2007, respectively.
(3)	Amount is net of provision for income taxes of $2 million for the six months ended May 31, 2007.
(4)	Amount is net of provision for income taxes of $3 million for the quarter ended May 31, 2008.
Amount	is net of provision for income taxes of $6 million for the six months ended May 31, 2008.
(5)	Amount is net of (benefit from) income taxes of $(1) million for the quarter ended May 31, 2008.
Amount	is net of (benefit from) income taxes of $(2) million for the six months ended May 31, 2008.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Six Months Ended May 31,
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,577	$5,254
Adjustments to reconcile net income to net cash used for operating activities:
(Gains) losses from unconsolidated investees	(21)	46
Compensation payable in common stock and options	1,267	1,266
Depreciation and amortization	209	254
Provision for consumer loan losses	—	399
Gains on business dispositions	(1,500)	(168)
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements	8,408	(17,546)
Financial instruments owned, net of financial instruments sold, not yet purchased	20,567	(35,451)
Securities borrowed	(17,802)	47,418
Securities loaned	(64,442)	(3,041)
Receivables and other assets	20,184	(45,980)
Payables and other liabilities	84,768	16,599
Securities purchased under agreements to resell	(39,041)	31,736
Securities sold under agreements to repurchase	(25,842)	(15,491)

Net cash used for operating activities	(10,668)	(14,705)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Premises, equipment and software costs	(810)	(607)
Business acquisitions, net of cash acquired	(174)	(1,167)
Business dispositions	1,523	476
Net principal disbursed on consumer loans	—	(4,697)
Sales of consumer loans	—	5,301
Purchases of securities available for sale	—	(7,975)

Net cash provided by (used for) investing activities	539	(8,669)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) proceeds from:
Short-term borrowings	(10,679)	4,441
Derivatives financing activities	(910)	(89)
Other secured financings	2,106	(8,547)
Deposits	4,048	15,214
Tax benefits associated with stock-based awards	114	181
Net proceeds from:
Issuance of common stock	352	602
Issuance of long-term borrowings	30,939	40,395
Issuance of junior subordinated debentures related to China Investment Corporation	5,579	—
Payments for:
Repayments of long-term borrowings	(22,810)	(14,160)
Redemption of Capital Units	—	(66)
Repurchases of common stock through open market share repurchase program	—	(2,609)
Repurchases of common stock for employee tax withholding	(68)	(216)
Cash dividends	(626)	(608)

Net cash provided by financing activities	8,045	34,538

Effect of exchange rate changes on cash and cash equivalents	268	16

Net (decrease) increase in cash and cash equivalents	(1,816)	11,180
Cash and cash equivalents, at beginning of period	25,598	20,606

Cash and cash equivalents, at end of period	$23,782	$31,786

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $21,305 million and $28,715 million for the six month periods ended May 31, 2008 and 2007, respectively.

Cash payments for income taxes were $348 million and $1,969 million for the six month periods ended May 31, 2008 and 2007, respectively.

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

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (the “Form 10-K”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Consolidation.    The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, other entities in which the Company has a controlling financial interest and certain variable interest entities (“VIEs”).

For entities where (1) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (2) the equity holders bear the economic residual risks of the entity and have the right to make decisions about the entity’s activities, the Company consolidates those entities it controls through a majority voting interest or otherwise. For entities that do not meet these criteria, commonly known as VIEs, the Company consolidates those entities where the Company is deemed to be the primary beneficiary when it absorbs a majority of the expected losses or a majority of the expected residual returns, or both, of such entities.

Notwithstanding the above, certain securitization vehicles, commonly known as qualifying special purpose entities (“QSPEs”), are not consolidated by the Company if they meet certain criteria regarding the types of assets and derivatives they may hold, the types of sales they may engage in and the range of discretion they may exercise in connection with the assets they hold (see Note 4).

For investments in entities in which the Company does not have a controlling financial interest but has significant influence over operating and financial decisions, the Company generally applies the equity method of accounting, except in instances where the Company has elected to measure certain eligible investments at fair value as defined in Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) (see Note 2).

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

Revenue Recognition.

Investment Banking.    Underwriting revenues and advisory fees from mergers, acquisitions and restructuring transactions are recorded when services for the transactions are determined to be completed, generally as set

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

forth under the terms of the engagement. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenues are presented net of related expenses. Non-reimbursed expenses associated with advisory transactions are recorded within Non-interest expenses.

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

Fair Value Option.    The Company adopted the provisions of SFAS No. 159, effective December 1, 2006. SFAS No. 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company applies the fair value option for certain eligible

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

instruments, including certain loans and loan commitments, certain equity method investments, certain structured notes and certain junior subordinated debentures, certain certificates of deposits and certain Other secured financings.

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

Examples of assets and liabilities utilizing Level 1 inputs are: most U.S. Government securities; certain U.S. agency securities; certain other sovereign government obligations; and exchange-traded equity securities and listed derivatives that are actively traded.

•	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Examples of assets and liabilities utilizing Level 2 inputs are: certain U.S. agency securities; municipal bonds; corporate bonds; certain corporate loans and loan commitments; certain residential and commercial mortgage-related instruments (including loans, securities and derivatives); most over-the-counter (“OTC”) derivatives; physical commodities; mortgage servicing rights; deposits; and most structured notes.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Valuation Techniques.    Many cash and OTC contracts have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that the Company and others are willing to pay for an asset. Ask prices represent the lowest price that the Company and others are willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, the Company does not require that the fair value estimate always be a predetermined point in the bid-ask range. The Company’s policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets the Company’s best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.

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

Financial Instruments Owned/Financial Instruments Sold, Not Yet Purchased—U.S. Government and Agency Securities

•

U.S. Government Securities.    U.S. government securities are valued using quoted market prices. Valuation adjustments are not applied. Accordingly, U.S. government securities are categorized in Level 1 of the fair value hierarchy.

•

U.S. Agency Securities.    U.S. agency securities are comprised of two main categories consisting of agency issued debt and mortgage pass-throughs. Non-callable agency issued debt securities are generally valued using quoted market prices. To the extent these securities are actively traded, they are categorized in Level 1 of the fair value hierarchy. Callable agency issued debt securities are valued through benchmarking model derived prices to quoted market prices and trade data for identical or comparable securities. Mortgage pass-throughs include To-be-announced (“TBA”) securities and mortgage pass-through certificates. TBA securities are generally valued using quoted market prices or are benchmarked thereto. Fair value of mortgage pass-through certificates are model driven with respect to the comparable TBA security. Callable agency issued debt securities and mortgage pass-throughs are generally categorized in Level 2 of the fair value hierarchy.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Financial Instrument Owned/Financial Instruments Sold, Not Yet Purchased—Other Sovereign Government Obligations.    The fair value of foreign sovereign government obligations is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that has as inputs interest rate yield curves, cross-currency basis index spreads, and country credit spreads for structures similar to the bond in terms of issuer, maturity and seniority. These bonds are generally categorized in Levels 1 or 2 of the fair value hierarchy.

Financial Instruments Owned/Financial Instruments Sold, Not Yet Purchased – Corporate and Other Debt

•

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

•

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

•

Municipal Bonds.    The fair value of municipal bonds is estimated using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rates, bond or credit default swap spreads and volatility. These bonds are generally categorized in Level 2 of the fair value hierarchy.

•

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

The Company may hold certain loan products and mortgage products with the intent to securitize them. When structuring of the related securitization is substantially complete, such that the value likely to be realized in a current transaction is consistent with the price that a securitization entity will pay to acquire these products, the Company marks them to the expected securitized value. Factors affecting the value of loan and mortgage products intended to be securitized include, but are not limited to, loan type, underlying property type and geographic location, loan interest rate, loan to value ratios, debt service coverage ratio, updated cumulative loan loss data, prepayment rates, yields, investor demand, any significant market volatility since the last securitization, and credit enhancement. While these valuation factors may be supported by historical and actual external observations, the determination of their value as it relates to specific positions may require significant judgment. These instruments are classified in Levels 2 or 3 of the fair value hierarchy.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

•

Commercial Mortgage-Backed Securities (“CMBS”) and Asset-Backed Securities (“ABS”).    CMBS and ABS may be valued based on external price/spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable bonds. Valuation levels of ABS and CMBS indices are used as an additional data point for benchmarking purposes or to price outright index positions. CMBS and ABS are categorized in Level 3 if external prices or inputs are unobservable; otherwise they are categorized in Level 2 of the fair value hierarchy.

•

Retained Interests in Securitization Transactions.    The Company engages in securitization activities related to various types of loans and bonds. The Company may retain interests in securitized financial assets in the form of one or more tranches of the securitization. To determine fair values, observable inputs are used if available. Observable inputs, however, may not be available for certain retained interests so the Company estimates fair value based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved. When there are no significant unobservable inputs, retained interests are categorized in Level 2 of the fair value hierarchy. When unobservable inputs are significant to the fair value measurement, albeit generally supportable by historical and actual benchmark data, retained interests are categorized in Level 3 of the fair value hierarchy.

Financial Instruments Owned/Financial Instruments Sold, Not Yet Purchased—Corporate Equities

•

Exchange-Traded Equity Securities.    Exchange-traded equity securities are generally valued based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized in Level 1 of the fair value hierarchy.

Financial Instruments Owned/Financial Instrument Sold, Not Yet Purchased—Derivative Contracts

•

Listed Derivative Contracts.    Listed derivatives that are actively traded are valued based on quoted prices from the exchange and are categorized in Level 1 of the fair value hierarchy. Listed derivatives that are not actively traded are valued using the same approaches as those applied to OTC derivatives; they are generally categorized in Level 2 of the fair value hierarchy.

•

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

default swaps and CDO-squared positions where direct trading activity or quotes are unobservable. These instruments involve significant unobservable inputs and are categorized in Level 3 of the fair value hierarchy.

Derivative interests in mortgage-related CDOs, for which observability of external price data is extremely limited, are valued based on an evaluation of the market for similar positions as indicated by primary and secondary market activity in the cash CDO and synthetic CDO markets. Each position is evaluated independently taking into consideration the underlying collateral performance and pricing, behavior of the tranche under various cumulative loss and prepayment scenarios, deal structures (e.g., non-amortizing reference obligations, call features) and liquidity. While these factors may be supported by historical and actual external observations, the determination of their value as it relates to specific positions nevertheless requires significant judgment.

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

Financial Instruments Owned—Investments

•

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

Financial Instruments Owned/Financial Instruments Sold, Not Yet Purchased—Physical Commodities.    The Company trades various physical commodities, including crude oil and refined products, metals and agricultural products. Fair value for physical commodities is determined using observable inputs, including broker quotations and published indices. Physical commodities are categorized in Level 2 of the fair value hierarchy.

Deposits.    The fair value of certificates of deposit is estimated using third-party quotations. These deposits are categorized in Level 2 of the fair value hierarchy.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Commercial Paper and Other Short-term Borrowings/Long-Term Borrowings

•

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

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least monthly. The impact of hedge ineffectiveness on the condensed consolidated statements of income, primarily related to fair value hedges, was a gain of $98 million and $114 million for the quarter and six month period ended May 31, 2008, respectively, and $47 million and $60 million for the quarter and six month period ended May 31, 2007, respectively. The amount excluded from the assessment of hedge effectiveness was immaterial. If a derivative is de-designated as a hedge, it is thereafter accounted for as a financial instrument used for trading.

Fair Value Hedges—Interest Rate Risk.    In the first quarter of fiscal 2007, the Company began using regression analysis to perform an ongoing prospective and retrospective assessment of the effectiveness of these hedging relationships (i.e., the Company applied the “long-haul” method of hedge accounting). A hedging relationship is deemed effective if the fair values of the hedging instrument (derivative) and the hedged item (debt liability) change inversely within a range of 80% to 125%. The Company considered the impact of valuation adjustments related to the Company’s own credit spreads and counterparty credit spreads to determine whether they are material to the fair value of the individual derivatives designated in hedging relationships and whether they would cause the hedging relationship to be ineffective.

Previously, the Company’s designated fair value hedges consisted primarily of interest rate swaps designated as fair value hedges of changes in the benchmark interest rate of fixed rate borrowings, including both certificates of

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Fair Value Hedges—Credit Risk.    Until the fourth quarter of fiscal 2007, the Company had designated a portion of a credit derivative embedded in a non-recourse structured note liability as a fair value hedge of the credit risk arising from a loan receivable to which the structured note liability was specifically linked. Regression analysis was used to perform prospective and retrospective assessments of hedge effectiveness for this hedge relationship. The changes in the fair value of the derivative and the changes in the fair value of the hedged item provided offset of one another and, together with any resulting ineffectiveness, were recorded in Principal transactions—trading revenues. This hedge was terminated in the fourth quarter of fiscal 2007 upon derecognition of both the hedging instrument and the hedged item.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Condensed Consolidated Statements of Cash Flows.

For purposes of these statements, cash and cash equivalents consist of cash and highly liquid investments not held for resale with maturities, when purchased, of three months or less. In connection with business acquisitions, the Company assumed liabilities of $77 million and $7,679 million in the six month periods ended May 31, 2008 and 2007, respectively. At May 31, 2008, the Company consolidated real estate limited partnership assets and liabilities of approximately $4.6 billion and $3.8 billion, respectively.

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

Gains (losses) from Unconsolidated Investees.

The Company invests in unconsolidated investees that provide funds to develop low income communities, renewable energy sources and other structured transactions. These structures provide the Company with tax benefits and are not integral to the operations of the Company. The Company accounts for these investments under the equity method with gains and losses from these investments recorded within Gains (losses) from unconsolidated investees and the applicable tax credits, expenses and benefits recorded within Provision for income taxes.

Deferred Compensation Arrangements.

The Company also maintains various deferred compensation plans for the benefit of certain employees that provide a return to the participating employees based upon the performance of various referenced investments. The Company often invests directly, as a principal, in such referenced investments related to its obligations to perform under the deferred compensation plans. Changes in value of such investments made by the Company are recorded primarily in Principal transactions—Investments. Expenses associated with the related deferred compensation plans are recorded in Compensation and benefits.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Offsetting of Amounts Related to Certain Contracts.    In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39”, (“FSP FIN 39-1”). FSP FIN 39-1 amends certain provisions of FIN 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset fair value amounts recognized for cash collateral receivables or payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. In accordance with the provisions of FSP FIN 39-1, the Company offset cash collateral receivables and payables against net derivative positions as of May 31, 2008. The adoption of FSP FIN 39-1 on December 1, 2007 did not have a material impact on the Company’s condensed consolidated financial statements.

Dividends on Share-Based Payment Awards.    In June 2007, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF Issue No. 06-11”). EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to its income tax provision. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF Issue No. 06-11 to have a material impact on the Company’s condensed consolidated financial statements.

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

Noncontrolling Interests.    In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

and noncontrolling interests. SFAS No. 160 applies prospectively as of December 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Company is currently evaluating the potential impact of adopting SFAS No. 160.

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

The ASF Framework categorizes the population of subprime ARM loans into three segments. Segment 1 includes current loans, as defined, where the borrower is likely to be able to refinance into an available mortgage product. It is expected that borrowers in this category should refinance their loans, if they are unable or unwilling to meet their reset payment. Segment 2 includes current loans where the borrower is unlikely to be able to refinance and meet specific criteria related to Fair Isaac Corporation (or “FICO”) scores and the expected payment increase due to the initial adjustment of the interest rate. Borrowers in this segment are eligible for a fast track loan modification under which the interest rate will be kept at the existing rate, generally for five years following the upcoming reset. The ASF Framework indicates that for Segment 2 loans, the servicer can presume that the borrower would be unable to pay pursuant to the original terms of the loan after the interest rate reset, and thus, borrower default on the loan is “reasonably foreseeable” in absence of a modification. Segment 3 includes loans where the borrower is not current or which do not otherwise qualify for Segment 1 or Segment 2. For loans in this category, the servicer will determine the appropriate loss mitigation approach in a manner consistent with the applicable servicing standard in the transaction documents, but without employing the fast track procedures described under Segment 2.

In January 2008, the Office of Chief Accountant (the “OCA”) of the Securities and Exchange Commission (the “SEC”) issued a letter (the “OCA Letter”) addressing accounting issues that may be raised by the ASF Framework. The OCA letter concluded that the SEC would not object to continuing off-balance sheet accounting treatment for QSPEs that hold Segment 2 subprime ARM loans modified pursuant to the ASF Framework.

For those current loans that are accounted for off-balance sheet that are modified, but not as part of the ASF Framework above, the servicer must perform on an individual basis an analysis of the borrower and the loan to provide sufficient evidence to demonstrate that default on the loan is imminent or reasonably foreseeable.

The Company adopted the ASF Framework during the first quarter of fiscal 2008, but has not yet modified a significant volume of loans using the ASF Framework. The Company does not expect that its application of the ASF Framework will impact the off-balance sheet status of Company-sponsored QSPEs that hold Segment 2 subprime ARM loans and is currently evaluating the potential impact on its condensed consolidated statements of income. The total amount of assets owned by Company-sponsored QSPEs that hold subprime ARM loans (including those loans that are not serviced by the Company) as of May 31, 2008, was approximately $39.3 billion. Of this amount, approximately $15.0 billion relates to subprime ARM loans serviced by the Company. The Company’s retained interests in Company sponsored QSPEs that hold subprime ARM loans totaled approximately $68 million as of May 31, 2008.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Transfers of Financial Assets and Repurchase Financing Transactions.    In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS No. 140-3”). The objective of FSP FAS 140-3 is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing. Under the guidance in FSP FAS 140-3, there is a presumption that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) for purposes of evaluation under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). If certain criteria are met, however, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP FAS 140-3 is effective for the Company on December 1, 2008. The Company is currently evaluating the potential impact of adopting FSP FAS 140-3.

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

Determination of the Useful Life of Intangible Assets.    In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 removes the requirement of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for the Company on December 1, 2009. The Company is currently evaluating the potential impact of adopting FSP FAS 142-3.

Earnings Per Share.    In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for the Company on December 1, 2009. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the potential impact of adopting FSP EITF 03-6-1.

QSPEs.    In April 2008, the FASB voted to eliminate QSPEs from the guidance in SFAS No. 140. Although the revised standard has not been finalized, this change may have a significant impact on the Company’s condensed consolidated financial statements as the Company may be required to consolidate assets previously sold to a QSPE, and may not be able to derecognize assets sold to similar types of structures after the revised standard is issued. This proposed revision could be effective as early as December 2008.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In connection with the proposed changes to SFAS No. 140, the FASB also is proposing three key changes to the consolidation model in FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities.” First, the FASB will now include former QSPEs in the scope of FIN 46R. In addition, the FASB supports amending FIN 46R to change the method of analyzing which party to a VIE should consolidate the VIE to a primarily qualitative determination of control instead of the current risks and rewards model. Finally, the proposed amendment is expected to require all VIEs and their primary beneficiaries to be reevaluated quarterly. The current rules require reconsideration only when specified reconsideration events occur.

The Company will be evaluating the impact of these changes on the Company’s condensed consolidated financial statements once the actual guidelines are finalized.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

2.	Fair Value Disclosures.

Fair Value Measurements.

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. See Note 1 for a discussion of the Company’s policies regarding this hierarchy.

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of May 31, 2008 and November 30, 2007:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of May 31, 2008

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of May 31, 2008
	(dollars in millions)
Assets
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements	$15,270	$—	$—	$—	$15,270
Financial instruments owned:
U.S. government and agency securities	8,231	17,993	274	—	26,498
Other sovereign government obligations	26,530	5,909	28	—	32,467
Corporate and other debt	91	101,177	29,675	—	130,943
Corporate equities	81,608	6,246	1,221	—	89,075
Derivative contracts(1)	2,264	130,429	25,276	(65,664)	92,305
Investments	839	1,892	12,720	—	15,451
Physical commodities	—	3,654	—	—	3,654

Total financial instruments owned	119,563	267,300	69,194	(65,664)	390,393
Securities received as collateral	20,320	5,204	4	—	25,528
Intangible assets(2)	—	344	—	—	344

Liabilities
Commercial paper and other short-term borrowings	$—	$6,427	$—	$—	$6,427
Deposits	—	35	—	—	35
Financial instruments sold, not yet purchased:
U.S. government and agency securities	10,700	578	—	—	11,278
Other sovereign government obligations	12,219	6,814	—	—	19,033
Corporate and other debt	10	5,898	876	—	6,784
Corporate equities	46,026	486	120	—	46,632
Derivative contracts(1)	2,582	109,338	11,127	(45,608)	77,439
Physical commodities	—	582	—	—	582

Total financial instruments sold, not yet purchased	71,537	123,696	12,123	(45,608)	161,748
Obligation to return securities received as collateral	20,320	5,204	4	—	25,528
Other secured financings	—	24,906	3,331	—	28,237
Long-term borrowings	—	39,687	5,815	—	45,502

(1)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting”. For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level.
(2)	Amount represents mortgage servicing rights (“MSRs”) accounted for at fair value (see Note 4).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of November 30, 2007

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of November 30, 2007
	(dollars in millions)
Assets
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements	$31,354	$—	$—	$—	$31,354
Financial instruments owned:
U.S. government and agency securities	11,038	12,189	660	—	23,887
Other sovereign government obligations	15,834	5,743	29	—	21,606
Corporate and other debt	223	110,443	37,058	—	147,724
Corporate equities	82,592	3,549	1,236	—	87,377
Derivative contracts(1)	4,526	90,654	21,601	(39,778)	77,003
Investments	953	249	13,068	—	14,270
Physical commodities	—	3,096	—	—	3,096

Total financial instruments owned	115,166	225,923	73,652	(39,778)	374,963
Securities received as collateral	68,031	14,191	7	—	82,229
Intangible assets(2)	—	428	—	—	428

Liabilities
Commercial paper and other short-term borrowings	$—	$3,068	$—	$—	$3,068
Deposits	—	3,769	—	—	3,769
Financial instruments sold, not yet purchased:
U.S. government and agency securities	8,208	13	—	—	8,221
Other sovereign government obligations	9,633	5,994	—	—	15,627
Corporate and other debt	16	6,454	1,122	—	7,592
Corporate equities	29,948	935	16	—	30,899
Derivative contracts(1)	7,031	86,968	15,663	(38,058)	71,604
Physical commodities	—	398	—	—	398

Total financial instruments sold, not yet purchased	54,836	100,762	16,801	(38,058)	134,341
Obligation to return securities received as collateral	68,031	14,191	7	—	82,229
Other secured financings	—	25,451	2,321	—	27,772
Long-term borrowings	—	37,994	398	—	38,392

(1)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting”. For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level.
(2)	Amount represents MSRs accounted for at fair value (see Note 4).

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended May 31, 2008

	Beginning Balance	Realized Gains or (Losses)(1)	Unrealized Gains or (Losses)(1)	Total Realized and Unrealized Gains or (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$581	$(8)	$(8)	$(16)	$(245)	$(46)	$274
Other sovereign government obligations	15	4	(5)	(1)	—	14	28
Corporate and other debt(2)(3)	31,622	29	(1,563)	(1,534)	(1,824)	1,411	29,675
Corporate equities	1,957	(110)	18	(92)	(548)	(96)	1,221
Net derivative contracts(2)(3)(4)	15,841	5	(2,536)	(2,531)	3,967	(3,128)	14,149
Investments	12,070	(6)	(160)	(166)	845	(29)	12,720
Securities received as collateral	13	—	—	—	(9)	—	4

Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt	$604	$71	$353	$424	$730	$(34)	$876
Corporate equities	552	(16)	(200)	(216)	(394)	(254)	120
Obligation to return securities received as collateral	13	—	—	—	(9)	—	4
Other secured financings	1,616	—	—	—	1,715	—	3,331
Long-term borrowings	5,964	(8)	155	147	34	(36)	5,815

(1)	Realized and unrealized gains (losses) are primarily included in Principal transactions—trading in the condensed consolidated statements of income. Unrealized gains (losses) relate to Level 3 assets and liabilities still held by the Company at May 31, 2008.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(2)	The net losses from Corporate and other debt were primarily due to writedowns on certain asset-backed securities and collateralized debt obligation (“CDO”) cash positions.

The net losses from Net derivative contracts were primarily driven by bespoke basket default swaps, writedowns on super senior CDO positions and losses from proprietary trading.

These results are only a component of the overall trading strategies of these businesses and do not take into consideration any related financial instruments that have been classified by the Company within the Level 1 and/or Level 2 categories. For example, the Company recorded gains on single name credit default swaps recorded in Level 2 Net derivative contracts.
(3)	The Company reclassified certain Corporate and other debt from Level 2 to Level 3. These reclassifications included transfers primarily related to certain commercial mortgage backed securities, commercial whole loans and corporate loans and loan commitments. The reclassifications were due to a reduction in the volume of recently executed transactions and market price quotations for these instruments such that the inputs for these instruments became unobservable. Partially offsetting the reclassifications to Level 3 were reclassifications from Level 3 to Level 2 of certain Corporate and other debt. These reclassifications included transfers primarily related to corporate loans and loan commitments as some liquidity re-entered the market for these specific positions and inputs for these instruments became observable. The Company reclassified certain OTC derivatives from Level 3 to Level 2. These reclassifications included transfers primarily related to tranche index default swaps as inputs became observable.
(4)	Amounts represent Financial instruments owned—derivative contracts net of Financial instrument sold, not yet purchased—derivative contracts.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended May 31, 2007

	Beginning Balance	Realized Gains or (Losses)(1)	Unrealized Gains or (Losses)(1)	Total Realized and Unrealized Gains or (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$148	$(4)	$—	$(4)	$(73)	$(8)	$63
Other sovereign government obligations	911	(6)	(19)	(25)	(862)	—	24
Corporate and other debt	36,351	(1,060)	(152)	(1,212)	88	37	35,264
Corporate equities	1,239	(93)	181	88	188	(11)	1,504
Net derivative contracts(2)	276	(252)	1,513	1,261	116	265	1,918
Investments	6,176	289	565	854	1,611	(113)	8,528
Other assets	2,268	—	36	36	142	—	2,446

Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt	$68	$(92)	$(3)	$(95)	$(219)	$145	$89
Corporate equities	15	5	(15)	(10)	38	—	63
Other secured financings	6,088	—	—	—	2,260	—	8,348
Long-term borrowings	544	(1)	(50)	(51)	(149)	—	446

(1)	Realized and unrealized gains (losses) are included in Principal transactions—trading in the condensed consolidated statements of income except for amounts of $852 million and $2 million related to Financial instruments owned—investments, which are included in Principal transactions—investments and Other revenues, respectively. In addition, $36 million related to Other assets is associated with DFS and included in discontinued operations. Unrealized gains (losses) relate to Level 3 asset and liabilities still held by the Company at May 31, 2007.
(2)	Amounts represent Financial instruments owned—derivative contracts net of Financial instruments sold, not yet purchased—derivative contracts.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended May 31, 2008

	Beginning Balance	Realized Gains or (Losses)(1)	Unrealized Gains or (Losses)(1)	Total Realized and Unrealized Gains or (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$660	$(2)	$45	$43	$(374)	$(55)	$274
Other sovereign government obligations	29	3	(5)	(2)	1	—	28
Corporate and other debt(2)(3)	37,058	1,236	(4,976)	(3,740)	(6,238)	2,595	29,675
Corporate equities	1,236	(96)	15	(81)	271	(205)	1,221
Net derivative contracts(2)(4)	5,938	217	5,855	6,072	5,031	(2,892)	14,149
Investments(5)	13,068	(1)	(239)	(240)	1,625	(1,733)	12,720
Securities received as collateral	7	—	—	—	(3)	—	4

Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt(2)	$1,122	$51	$(146)	$(95)	$(305)	$(36)	$876
Corporate equities	16	(29)	(292)	(321)	33	(250)	120
Obligation to return securities received as collateral	7	—	—	—	(3)	—	4
Other secured financings	2,321	—	—	—	1,010	—	3,331
Long-term borrowings(6)	398	(8)	13	5	5,590	(168)	5,815

(1)	Realized and unrealized gains (losses) are primarily included in Principal transactions—trading in the condensed consolidated statements of income. Unrealized gains (losses) relate to Level 3 assets and liabilities still held by the Company at May 31, 2008.
(2)	The net gains from Net derivative contracts and the net losses from Corporate and other debt resulted from market movements primarily associated with credit products and various credit linked instruments, respectively. The net gains in Level 3 Net derivative contracts were primarily driven by certain credit default swaps and other instruments associated with the Company’s credit products and securitized products activities. The net losses in Level 3 Corporate and other debt were primarily driven by certain asset-backed securities, including residential and commercial mortgage loans, and by corporate loans and loan commitments.

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

(3)	The Company reclassified certain Corporate and other debt from Level 2 to Level 3 because certain significant inputs for the fair value measurement became unobservable. These reclassifications included transfers primarily related to corporate loans and loan commitments. The Company reclassified certain OTC derivatives from Level 3 to Level 2. These reclassifications included transfers primarily related to tranche index default swaps as inputs became observable.
(4)	Amounts represent Financial instruments owned—derivative contracts net of Financial instruments sold, not yet purchased—derivative contracts.
(5)	The Company reclassified investments from Level 3 to Level 2 because certain significant inputs for the fair value measurement were identified and, therefore, became observable.
(6)	Amounts included in the Purchases, sales, other settlements and issuances, net column primarily relates to the issuance of junior subordinated debentures related to China Investment Corporation investment (see Note 9).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended May 31, 2007

	Beginning Balance	Realized Gains or (Losses)(1)	Unrealized Gains or (Losses)(1)	Total Realized and Unrealized Gains or (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$2	$(4)	$(6)	$(10)	$79	$(8)	$63
Other sovereign government obligations	162	3	7	10	(148)	—	24
Corporate and other debt(2)	33,941	(1,001)	(216)	(1,217)	2,546	(6)	35,264
Corporate equities	1,040	(208)	333	125	358	(19)	1,504
Net derivative contracts(2)(3)	30	(760)	2,568	1,808	(219)	299	1,918
Investments(4)	3,879	306	1,128	1,434	3,341	(126)	8,528
Securities received as collateral	40	—	—	—	(40)	—	—
Other assets	2,154	—	32	32	260	—	2,446

Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt(2)	$185	$(103)	$—	$(103)	$(386)	$187	$89
Corporate equities	9	(4)	(6)	(10)	39	5	63
Obligation to return securities received as collateral	40	—	—	—	(40)	—	—
Other secured financings	4,724	—	—	—	3,624	—	8,348
Long-term borrowings	464	(6)	(98)	(104)	(122)	—	446

(1)	Realized and unrealized gains (losses) are included in Principal transactions—trading in the condensed consolidated statements of income except for amounts of $1,423 million and $11 million related to Financial instruments owned—investments, which are included in Principal transactions—investments and Other revenues. In addition, the $32 million related to Other assets is associated with DFS and included in discontinued operations. Unrealized gains (losses) relate to Level 3 assets and liabilities still held by the Company at May 31, 2007.
(2)	The net gains from Net derivative contracts and net losses from Corporate and other debt resulted from market movements primarily associated with credit products and various credit linked instruments, respectively. Such results are only a component of the overall trading strategies of the credit products business, and do not take into consideration any related financial instruments that have been classified by the Company within Level 1 and/or Level 2 categories.
(3)	Amounts represent Financial instruments owned—derivative contracts net of Financial instruments sold, not yet purchased—derivative contracts.
(4)	The net gains from Financial instruments owned—investments were primarily related to investments associated with the Company’s real estate products and private equity portfolio.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Fair Value Option.

The following tables present gains and (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarters and six month periods ended May 31, 2008 and 2007. In addition to the amounts below, as discussed in Note 1, all of the instruments within Financial instruments owned or Financial instruments sold, not yet purchased are measured at fair value, either through the election of SFAS No. 159 or as required by other accounting pronouncements. Changes in the fair value of these instruments are recorded in Principal transactions—trading and Principal transactions—investments revenues.

Three months ended May 31, 2008	Principal Transactions: Trading	Net Interest Revenue	Gains (losses) Included in the Three Months Ended May 31, 2008
	(dollars in millions)
Commercial paper and other short-term borrowings	$(57)	$—	$(57)
Deposits	(3)	—	(3)
Long-term borrowings	(80)	(330)	(410)

Three months ended May 31, 2007	Principal Transactions: Trading	Net Interest Revenue	Gains (losses) Included in the Three Months Ended May 31, 2007
	(dollars in millions)
Commercial paper and other short-term borrowings	$(95)	$(5)	$(100)
Deposits	(3)	—	(3)
Long-term borrowings	(160)	(129)	(289)

Six months ended May 31, 2008	Principal Transactions: Trading	Net Interest Revenue	Gains (losses) Included in the Six Months Ended May 31, 2008
	(dollars in millions)
Commercial paper and other short-term borrowings	$151	$(2)	$149
Deposits	(9)	—	(9)
Long-term borrowings	384	(528)	(144)

Six months ended May 31, 2007	Principal Transactions: Trading	Net Interest Revenue	Gains (losses) Included in the Six Months Ended May 31, 2007
	(dollars in millions)
Commercial paper and other short-term borrowings	$(100)	$(5)	$(105)
Deposits	1	—	1
Long-term borrowings	(24)	(178)	(202)

As of May 31, 2008 and November 30, 2007, the aggregate contractual principal amount of loans for which the fair value option was elected exceeded the fair value of such loans by approximately $28,984 million and $28,880 million, respectively. The aggregate fair value of loans that were 90 or more days past due as of May 31, 2008 and November 30, 2007 was $3,404 million and $6,588 million, respectively. The aggregate contractual principal amount of such loans 90 or more days past due exceeded their fair value by approximately $21,444 million and $23,501 million at May 31, 2008 and November 30, 2007, respectively. This difference in amount primarily emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

For the quarter and six month period ended May 31, 2008, changes in the fair value of loans for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were a gain of $346 million and a loss of $1,292 million, respectively. Instrument-specific credit losses were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates. For the quarter and six month period ended May 31, 2007, changes in the fair value of loans for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were estimated to be an immaterial unrealized loss.

For the quarter and six month period ended May 31, 2008, the estimated changes in the fair value of the Company’s short-term and long-term borrowings, including structured notes and junior subordinated debentures, for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were gains of approximately $99 million and $996 million, respectively. The gains were attributable to the widening of the Company’s credit spreads and was determined based upon observations of the Company’s secondary bond market spreads. For the quarter and six month period ended May 31, 2007, the estimated changes in the fair value of the Company’s short-term and long-term borrowings, including structured notes and junior subordinated debentures, for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were not material. As of May 31, 2008 and November 30, 2007, the aggregate contractual principal amount of long-term debt instruments for which the fair value option was elected exceeded the fair value of such instruments by approximately $3,321 million and $1,572 million, respectively.

The estimated change in the fair value of other liabilities for which the fair value option was elected that was attributable to changes in instrument-specific credit spreads were gains of approximately $156 million and $114 million, respectively, in the quarter and six month period ended May 31, 2008. The gains were primarily related to leveraged loan contingent commitments. The gains were generally determined based on the differential between estimated expected client yields at May 31, 2008 and contractual yields. For the quarter and six month period ended May 31, 2007, the estimated changes in the fair value of other liabilities for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were not material.

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

(UNAUDITED)

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

	At May 31, 2008	At November 30, 2007
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$6,199	$7,134
Other sovereign government obligations	5,946	333
Corporate and other debt	37,337	32,530
Corporate equities	5,010	1,133

Total	$54,492	$41,130

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. At May 31, 2008 and November 30, 2007, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $953 billion and $948 billion, respectively, and the fair value of the portion that had been sold or repledged was $711 billion and $708 billion, respectively.

The Company additionally receives securities as collateral in connection with certain securities for securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the condensed consolidated statements of financial condition. At May 31, 2008 and November 30, 2007, $26 billion and $82 billion, respectively, were reported as Securities received as collateral and an Obligation to return securities received as collateral in the condensed consolidated statements of financial condition. Collateral received in connection with these transactions that was subsequently repledged was approximately $23 billion and $72 billion at May 31, 2008 and November 30, 2007, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Securitization Activities.    The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. Special purpose entities (“SPEs”), also known as VIEs, are typically used in such securitization transactions. The Company does not consolidate certain securitization vehicles, commonly known as QSPEs, if they meet certain criteria regarding the types of assets and derivatives they may hold, the types of sales they may engage in and the range of discretion they may exercise in connection with the assets they hold. The determination of whether an SPE meets the criteria to be a QSPE requires considerable judgment, particularly in evaluating whether the permitted activities of the SPE are significantly limited and in determining whether derivatives held by the SPE are passive and nonexcessive. See Note 1 for further information on QSPEs.

The following table presents the total assets of and retained interests in QSPEs to which the Company acting as principal, has transferred assets and received sales treatment:

	At May 31, 2008
	QSPE Assets	Retained Interests
	(dollars in millions)
Residential mortgage loans	$74,662	$1,055
Commercial mortgage loans	115,109	662
U.S. agency collateralized mortgage obligations	29,869	228
Other	3,826	—

Total	$223,466	$1,945

Transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the condensed consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income. Net gains at the time of securitization were not material in the six month period ended May 31, 2008.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following tables present information on the Company’s residential mortgage loan, commercial mortgage loan and U.S. agency collateralized mortgage obligation securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions as of May 31, 2008 and November 30, 2007 were as follows (dollars in millions):

At May 31, 2008:

	Residential Mortgage Loans		Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations
Investment grade retained interests	$831		$524	$228
Non-investment grade retained interests	224		138	—

Total retained interests (carrying amount/fair value)	$1,055		$662	$228

Weighted average life (in months)	66		37	50
Range	1.3 - 230		2.5 - 114	1.8 - 264
Weighted average discount rate (per annum)	17.14%		10.65%	7.61%
Range	3.00 - 99.20%		2.00 - 27.17%	0.46 - 50.43%
Impact on fair value of 10% adverse change	$(31)		$(13)	$(4)
Impact on fair value of 20% adverse change	$(59)		$(26)	$(8)
Weighted average credit losses(1)(2)	12.37%		8.18%	0.00%
Range	0.00 - 25.00%		0.00 - 24.87%	0.00 - 0.00%
Impact on fair value of 10% adverse change	$(22)		$(8)	$—
Impact on fair value of 20% adverse change	$(42)		$(15)	$—
Weighted average prepayment speed assumption (“PSA”)(3)	831		—	277
Range	0 - 1,200	PSA	—	167 - 522	PSA
Impact on fair value of 10% adverse change(4)	$(18)		$—	$(4)
Impact on fair value of 20% adverse change(4)	$(35)		$—	$(9)

(1)	Residential mortgage loans credit loss rate stated in terms of cumulative loss rate. Commercial mortgage loans credit loss rate stated in terms of annualized loss rate.
(2)	Credit losses are computed only on positions for which expected credit loss is either a key assumption in the determination of fair value or is not reflected in the discount rate.
(3)	Commercial mortgage loans typically contain provisions that either prohibit or economically penalize the borrower from prepaying the loan for a specified period of time.
(4)	Amounts for residential mortgage loans exclude positive valuation effects from immediate 10% and 20% changes.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

At November 30, 2007:

	Residential Mortgage Loans		Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations
Investment grade retained interests	$2,048		$678	$826
Non-investment grade retained interests	1,167		406	—

Total retained interests (carrying amount/fair value)	$3,215		$1,084	$826

Weighted average life (in months)	49		57	51
Range	1-322		0.5-139	1-271
Weighted average discount rate (per annum)	12.55%		8.48%	6.04%
Range	1.12 - 74.10%		3.00 - 16.83%	0.75 - 18.12%
Impact on fair value of 10% adverse change	$(114)		$(14)	$(16)
Impact on fair value of 20% adverse change	$(218)		$(28)	$(31)
Weighted average credit losses(1)(2)	4.52%		3.24%	0.00%
Range	0.00 - 12.00%		0.00 - 13.69%	0.00 - 0.00%
Impact on fair value of 10% adverse change	$(215)		$(5)	$—
Impact on fair value of 20% adverse change	$(371)		$(10)	$—
Weighted average prepayment speed assumption(“PSA”)(3)	1,173		—	301
Range	188 - 2,250	PSA	—	167 - 718	PSA
Impact on fair value of 10% adverse change(4)	$(118)		$—	$(7)
Impact on fair value of 20% adverse change(4)	$(194)		$—	$(19)

(1)	Residential mortgage loans credit loss rate stated in terms of cumulative loss rate. Commercial mortgage loans credit loss rate stated in terms of annualized loss rate.
(2)	Credit losses are computed only on positions for which expected credit loss is either a key assumption in the determination of fair value or is not reflected in the discount rate.
(3)	Commercial mortgage loans typically contain provisions that either prohibit or economically penalize the borrower from prepaying the loan for a specified period of time.
(4)	Amounts for residential mortgage loans exclude positive valuation effects from immediate 10% and 20% changes.

The weighted average assumptions and parameters used initially to value retained interests in relation to securitizations that were still held by the Company as of May 31, 2008 were as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations
Weighted average life (in months)	72		48	60
Weighted average discount rate (rate per annum)	9.28%		7.07%	6.21%
Weighted average credit losses(1)(2)	0.33%		1.63%	—
Weighted average prepayment speed assumptions	1,634	PSA	—	281	PSA

(1)	Residential mortgage loans credit loss rate stated in terms of cumulative loss rate. Commercial mortgage loans credit loss rate stated in terms of annualized loss rate.
(2)	Credit losses are computed only on positions for which expected credit loss is either a key assumption in the determination of fair value or is not reflected in the discount rate.

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

During the six month periods ended May 31, 2008 and 2007, the Company received proceeds from new securitization transactions of $6.2 billion and $33.7 billion, respectively, and cash flows from retained interests in securitization transactions of $2.1 billion and $3.2 billion, respectively.

Variable Interest Entities.    FIN 46R applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns or both, as a result of holding variable interests. The Company consolidates entities in which it is the primary beneficiary. For those entities deemed to be QSPEs (as defined in SFAS No. 140), the Company does not consolidate the entity. See Note 1 regarding the characteristics of QSPEs.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents information about the Company’s total assets and maximum exposure to loss associated with VIEs as of May 31, 2008 which the Company consolidates. The Company generally accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as Other secured financings in the condensed consolidated statements of financial condition (dollars in millions):

	VIE Assets That the Company Consolidates	At May 31, 2008 Maximum Exposure to Loss in Consolidated VIEs
		Debt and Equity Interests	Derivatives	Commitments and Guarantees	Total
Mortgage and asset-backed securitizations	$5,814	$1,566	$5	$—	$1,571
Municipal bond trusts	826	—	—	833	833
Credit and real estate	5,404	3,978	2,312	—	6,290
Commodities financing	1,057	—	235	—	235
Other structured transactions	14,903	13,256	—	9	13,265

	$28,004	$18,800	$2,552	$842	$22,194

The following table presents information about the Company’s total assets and maximum exposure to loss associated with non-consolidated VIEs as of May 31, 2008 in which the Company had significant variable interests (dollars in millions):

	VIE Assets That the Company Does not Consolidate	At May 31, 2008 Maximum Exposure to Loss in Non-consolidated VIEs
		Debt and Equity Interests	Derivatives	Commitments and Guarantees	Total
Mortgage and asset-backed securitizations	$6,715	$88	$68	$—	$156
Municipal bond trusts	432	275	—	80	355
Credit and real estate	9,176	4,916	722	11	5,649
Other structured transactions	10,923	2,185	—	498	2,683

	$27,246	$7,464	$790	$589	$8,843

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Mortgage Servicing Rights.    The Company may retain servicing rights to certain mortgage loans that are sold through its securitization activities. These transactions create an asset referred to as MSRs, which totaled approximately $344 million as of May 31, 2008 and are included within Intangible assets in the condensed consolidated statements of financial condition.

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

Future changes in interest rates, foreign currency exchange rates or the fair values of the financial instruments, commodities or indices underlying these contracts ultimately may result in cash settlements exceeding fair value amounts recognized in the condensed consolidated statements of financial condition. The amounts in the following table represent the fair value of exchange traded and OTC options and other contracts (including interest rate, foreign exchange, and other forward contracts and swaps) for derivatives for trading and investment and for asset and liability management, net of offsetting positions in situations where netting is appropriate. The asset amounts are not reported net of non-cash collateral, which the Company obtains with respect to certain of these transactions to reduce its exposure to credit losses. In accordance with the provisions of FSP FIN 39-1, the Company offsets cash collateral receivables and payables of $30 billion and $50 billion, respectively, against net derivative positions as of May 31, 2008.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company’s derivatives (both listed and OTC), net of cash collateral, as of May 31, 2008 and November 30, 2007 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At May 31, 2008		At November 30, 2007
Product Type	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$40,548	$20,857	$33,804	$19,515
Foreign exchange forward contracts and options	7,454	6,914	7,755	9,372
Equity securities contracts (including equity swaps, warrants and options)	18,583	26,924	19,913	27,887
Commodity forwards, options and swaps	25,720	22,744	15,531	14,830

Total	$92,305	$77,439	$77,003	$71,604

6.	Goodwill and Net Intangible Assets.

Changes in the carrying amount of the Company’s goodwill and intangible assets for the six month period ended May 31, 2008 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Goodwill:
Balance at November 30, 2007	$1,555	$297	$1,172	$3,024
Foreign currency translation adjustments	(31)	11	—	(20)
Goodwill acquired during the period and other	28	—	(3)	25
Goodwill disposed of during the period and other(1)	(2)	(39)	—	(41)

Balance at May 31, 2008	$1,550	$269	$1,169	$2,988

(1)	Global Wealth Management Group activity primarily represents goodwill disposed of in connection with the Company’s sale of Morgan Stanley Wealth Management S.V., S.A.U. (see Note 15).

Due to the deterioration in the broader credit markets, the Company performed an interim impairment test of goodwill in the first and second quarters of fiscal 2008, which did not result in an impairment.

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Intangible Assets:
Amortizable intangible assets at November 30, 2007	$386	$—	$233	$619
Foreign currency translation adjustments	(2)	—	—	(2)
Intangible assets acquired during the period and other	26	—	2	28
Intangible assets disposed of during the period and other(1)	(54)	—	(4)	(58)
Amortization expense	(24)	—	(5)	(29)

Amortizable intangible assets at May 31, 2008	332	—	226	558
Mortgage servicing rights(see Note 4)	344	—	—	344

Balance at May 31, 2008	$676	$—	$226	$902

(1)	Institutional Securities activity primarily represents intangible assets disposed of in connection with the Company’s sale of a controlling interest in a previously consolidated commodities subsidiary.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7.	Long-Term Borrowings.

Long-term borrowings as of May 31, 2008 consisted of the following (dollars in millions):

	U.S. Dollar	Non-U.S. Dollar	At May 31, 2008
Due in 1 year	$28,788	$6,298	$35,086
Due in 2 years	17,013	7,840	24,853
Due in 3 years	16,825	9,699	26,524
Due in 4 years	8,576	8,279	16,855
Due in 5 years	6,678	19,523	26,201
Due in 6 years	6,446	17,374	23,820
Due in 7 years	3,771	570	4,341
Due in 8 years	5,031	7,135	12,166
Due in 9 years	8,915	7,400	16,315
Due in 10 years	8,911	3,375	12,286
Thereafter	8,368	3,909	12,277

Total	$119,322	$91,402	$210,724

The Company’s long-term borrowings included the following components:

	At May 31, 2008	At November 30, 2007
	(dollars in millions)
Senior debt	$196,230	$181,733
Subordinated debt	4,027	4,015
Junior subordinated debentures	10,467	4,876

Total	$210,724	$190,624

During the six month period ended May 31, 2008, the Company issued notes with a carrying value at quarter-end aggregating $37.2 billion, including non-U.S. dollar currency notes aggregating $11.5 billion. During the six month period ended May 31, 2008, $22.8 billion of notes were repaid.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 6.3 years at May 31, 2008.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8.	Commitments, Guarantees and Contingencies.

Commitments.

The Company’s commitments associated with letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, and mortgage lending as of May 31, 2008 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total May 31, 2008
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$10,373	$178	$—	$1	$10,552
Investment activities	1,138	473	21	695	2,327
Primary lending commitments(1)	10,909	9,040	25,093	6,929	51,971
Secondary lending commitments(1)	130	65	276	148	619
Commitments for secured lending transactions	2,432	3,436	2,440	85	8,393
Commitments to enter into reverse repurchase agreements	60,871	—	—	—	60,871
Commercial and residential mortgage-related commitments(1)	4,454	—	—	—	4,454
Underwriting commitments	10,818	—	—	—	10,818
Other commitments(2)	146	13	2	433	594

Total	$101,271	$13,205	$27,832	$8,291	$150,599

(1)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 2).
(2)	Other commitments include amounts related to a forward purchase agreement entered into by the Company with a client in connection with a leveraged financing arrangement.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Commitments to Enter into Reverse Repurchase Agreements.    The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to May 31, 2008 and settle subsequent to quarter end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations.

Commercial and Residential Mortgage-Related Commitments.    The Company enters into forward purchase contracts involving residential mortgage loans, residential mortgage loan commitments to individuals and residential home equity lines of credit. In addition, the Company enters into commitments to originate commercial and residential mortgage loans.

Underwriting Commitments.    The Company enters into certain underwriting commitments, in which it is committed to subscribe for shares where the shares are not otherwise subscribed.

Other Commitments.    Other commitments generally include commercial loan commitments to small businesses and commitments related to securities-based lending activities in connection with the Company’s Global Wealth Management Group business segment.

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements as of May 31, 2008:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity				Total
Type of Guarantee	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Notional amount of derivative contracts	$1,077,553	$1,247,297	$2,596,015	$2,243,746	$7,164,611	$240,367	$47
Standby letters of credit and other financial guarantees issued(1)	1,011	1,066	2,404	4,081	8,562	(118)	4,698
Market value guarantees	5	—	—	654	659	62	145
Liquidity facilities(2)	17,790	1,326	818	342	20,276	23	19,940
General partner guarantees	47	113	40	285	485	15	—

(1)	Approximately $1.6 billion of standby letters of credit are also reflected in the “Commitments” table above in primary and secondary lending commitments.
(2)	The maximum potential payout amount includes liquidity facilities to asset-backed commercial paper conduits of $707 million.

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

Derivative Contracts.    Certain derivative contracts meet the accounting definition of a guarantee, including certain written options, contingent forward contracts and credit default swaps. Although the Company’s derivative arrangements do not specifically identify whether the derivative counterparty retains the underlying asset, liability or equity security, the Company has disclosed information regarding all derivative contracts that

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

could meet the accounting definition of a guarantee. The maximum potential payout for certain derivative contracts, such as written interest rate caps and written foreign currency options, cannot be estimated, as increases in interest or foreign exchange rates in the future could possibly be unlimited. Therefore, in order to provide information regarding the maximum potential amount of future payments that the Company could be required to make under certain derivative contracts, the notional amount of the contracts has been disclosed. In certain situations, collateral may be held by the Company for those contracts that meet the definition of a guarantee. Generally, the Company sets collateral requirements by counterparty so that the collateral covers various transactions and products and is not allocated specifically to individual contracts. Therefore, the collateral amount disclosed in the table above only includes contracts where the specific collateral can be identified.

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

•

Trust Preferred Securities.    The Company has established Morgan Stanley Trusts for the limited purpose of issuing trust preferred securities to third parties and lending the proceeds to the Company in exchange

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

•

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

•

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

•

Securitized Asset Guarantees.    As part of the Company’s Institutional Securities securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and, to the extent the Company has acquired such assets to be securitized from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At May 31, 2008 and November 30, 2007, the maximum potential amount of future payments the Company may be required to make under its surety bond was $126 million and $122 million, respectively. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

•

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

9.	Shareholders’ Equity.

Regulatory Requirements.    The Company is a consolidated supervised entity (“CSE”) as defined by the SEC. As such, the Company is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis and in accordance with the Basel II Accord.

MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC, the Financial Industry Regulatory Authority and the Commodity Futures Trading Commission. MS&Co. has consistently operated in excess of these requirements. MS&Co.’s net capital totaled $10,639 million at May 31, 2008, which exceeded the amount required by $7,320 million. MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIP and MSJS consistently operated in excess of their respective regulatory capital requirements.

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 4% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At May 31, 2008, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

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

MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of May 31, 2008, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

During the second quarter of fiscal 2008, Morgan Stanley Senior Funding, Inc. (“MSSF”), which provides loans or lending commitments (including bridge financing) to selected corporate clients, transferred certain loans to

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Ascension Loan Vehicle, LLC (“Ascension”). MSSF and Ascension are both wholly owned subsidiaries of the Company. MSSF transferred such loans so that they could be securitized and, in turn, made eligible to be pledged with the Federal Reserve. Certain of the securitized interests in Ascension were transferred to Morgan Stanley Darica Funding, LLC (“MSDF”), a wholly owned subsidiary of the Company, during the third quarter of fiscal 2008. Ascension and MSDF, which are special purpose vehicle subsidiaries of the Company, maintain certain operating restrictions that have been reviewed by various rating agencies. Ascension and MSDF are structured as separate legal entities and operated such that creditors of the Company or any affiliate of the Company, including MSSF, but excluding Ascension and MSDF, should not reasonably expect to have any claims on the assets of Ascension and MSDF, respectively. Such assets include loans that have been sold, and participation interests that have been granted, by MSSF to Ascension in an aggregate approximate amount of $2 billion as of May 31, 2008. Such amounts may increase or decrease. Securitized interests in Ascension were transferred to MSDF in the aggregate approximate amount of $460 million during the third quarter of fiscal 2008. Creditors of Ascension and MSDF should not reasonably expect to have any claims on the assets of the Company or any of its affiliates, including MSSF, other than the assets of Ascension and MSDF, respectively.

Treasury Shares.    During the six month period ended May 31, 2008, the Company did not purchase any of its common stock through the open market share repurchase program. During the six month period ended May 31, 2007, the Company purchased approximately $2.6 billion of its common stock through open market purchases at an average cost of $79.57 per share.

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

Prior to the issuance of common stock upon settlement of the stock purchase contract, the impact of the Equity Units is reflected in the Company’s earnings per diluted common share using the treasury stock method, as defined by SFAS No. 128, “Earnings Per Share.” Under the treasury stock method, the number of shares of common stock included in the calculation of earnings per diluted common share are calculated as the excess, if any, of the number of shares expected to be issued upon settlement of the stock purchase contract based on the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

average market price for the last 20 days of the reporting period, less the number of shares that could be purchased by the Company with the proceeds to be received upon settlement of the contract at the average closing price for the reporting period.

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

There was no dilutive impact for the quarter ended May 31, 2008. The dilutive impact for the six month period ended May 31, 2008 was approximately 128,000 shares.

10.	Earnings per Common Share.

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Basic EPS:
Income from continuing operations	$1,026	$2,363	$2,577	$4,677
Net gain on discontinued operations	—	219	—	577
Preferred stock dividend requirements	(14)	(17)	(31)	(34)

Net income applicable to common shareholders	$1,012	$2,565	$2,546	$5,220

Weighted average common shares outstanding	1,038	997	1,029	1,003

Earnings per basic common share:
Income from continuing operations	$0.97	$2.35	$2.47	$4.63
Gain on discontinued operations	—	0.22	—	0.58

Earnings per basic common share	$0.97	$2.57	$2.47	$5.21

Diluted EPS:
Net income applicable to common shareholders	$1,012	$2,565	$2,546	$5,220

Weighted average common shares outstanding	1,038	997	1,029	1,003
Effect of dilutive securities:
Stock options and restricted stock units	29	49	34	49

Weighted average common shares outstanding and common stock equivalents	1,067	1,046	1,063	1,052

Earnings per diluted common share:
Income from continuing operations	$0.95	$2.24	$2.40	$4.41
Gain on discontinued operations	—	0.21	—	0.55

Earnings per diluted common share	$0.95	$2.45	$2.40	$4.96

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
	(shares in millions)
Number of antidilutive securities (including stock options and restricted stock units) outstanding at end of period	78	17	78	18

In addition, for information on the dilutive impact related to CIC, see Note 9.

Cash dividends declared per common share were $0.27 and $0.54 for the quarter and six month periods ended May 31, 2008 and 2007, respectively.

11.	Employee Benefit Plans.

The Company maintains various pension and benefit plans for eligible employees.

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
	(dollars in millions)
Service cost, benefits earned during the period	$28	$29	$56	$58
Interest cost on projected benefit obligation	36	33	73	66
Expected return on plan assets	(33)	(31)	(65)	(62)
Net amortization of actuarial loss	8	10	16	20
Net amortization of prior-service credit	(2)	(2)	(5)	(5)

Net periodic benefit expense	$37	$39	$75	$77

12.	Income Taxes.

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

The Company recognizes the accrual of interest related to unrecognized tax benefits in Provision for income taxes in the condensed consolidated statements of income. The Company recognizes the accrual of penalties (if any) related to unrecognized tax benefits in income before income taxes. The amount of penalties accrued is immaterial. Interest expense included in income taxes as of December 1, 2007 was approximately $223 million, net of federal and state income tax benefits.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax Year
United States	1999
New York State and City	2002
Hong Kong	2002
United Kingdom	2004
Japan	2004

13.	Segment Information.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Selected financial information for the Company’s segments is presented below:

Three Months Ended May 31, 2008	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$3,749	$2,200	$512	$(55)	$6,406
Net interest	(124)	236	(24)	16	104

Net revenues	$3,625	$2,436	$488	$(39)	$6,510

Income from continuing operations before gains from unconsolidated investees and income taxes	$679	$989	$(227)	$5	$1,446
Gains from unconsolidated investees	19	—	—	—	19
Provision for (benefit from) income taxes	160	370	(94)	3	439

Income from continuing operations(1)	$538	$619	$(133)	$2	$1,026

Three Months Ended May 31, 2007	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$7,862	$1,483	$1,517	$(67)	$10,795
Net interest	(433)	159	(8)	11	(271)

Net revenues	$7,429	$1,642	$1,509	$(56)	$10,524

Income from continuing operations before losses from unconsolidated investees and income taxes	$2,950	$264	$303	$7	$3,524
Losses from unconsolidated investees	(20)	—	—	—	(20)
Provision for income taxes	932	102	105	2	1,141

Income from continuing operations(2)	$1,998	$162	$198	$5	$2,363

Six Months Ended May 31, 2008	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$9,062	$3,595	$1,078	$(110)	$13,625
Net interest	776	447	(47)	31	1,207

Net revenues	$9,838	$4,042	$1,031	$(79)	$14,832

Income from continuing operations before gains from unconsolidated investees and income taxes	$2,796	$1,243	$(388)	$9	$3,660
Gains from unconsolidated investees	21	—	—	—	21
Provision for (benefit from) income taxes	787	465	(152)	4	1,104

Income from continuing operations(1)	$2,030	$778	$(236)	$5	$2,577

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Six Months Ended May 31, 2007	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$14,194	$2,858	$2,888	$(124)	$19,816
Net interest	397	295	(11)	21	702

Net revenues	$14,591	$3,153	$2,877	$(103)	$20,518

Income from continuing operations before losses from unconsolidated investees and income taxes	$5,795	$490	$682	$13	$6,980
Losses from unconsolidated investees	(46)	—	—	—	(46)
Provision for income taxes	1,810	189	254	4	2,257

Income from continuing operations(2)	$3,939	$301	$428	$9	$4,677

Net Interest	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Three Months Ended May 31, 2008
Interest and dividends	$9,793	$319	$16	$(11)	$10,117
Interest expense	9,917	83	40	(27)	10,013

Net interest	$(124)	$236	$(24)	$16	$104

Three Months Ended May 31, 2007
Interest and dividends	$15,193	$298	$29	$(120)	$15,400
Interest expense	15,626	139	37	(131)	15,671

Net interest	$(433)	$159	$(8)	$11	$(271)

Net Interest	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Six Months Ended May 31, 2008
Interest and dividends	$23,453	$621	$31	$(23)	$24,082
Interest expense	22,677	174	78	(54)	22,875

Net interest	$776	$447	$(47)	$31	$1,207

Six Months Ended May 31, 2007
Interest and dividends	$29,214	$572	$43	$(258)	$29,571
Interest expense	28,817	277	54	(279)	28,869

Net interest	$397	$295	$(11)	$21	$702

Total Assets(3)	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
At May 31, 2008	$992,362	$22,907	$15,959	$1,031,228

At November 30, 2007	$1,005,452	$27,518	$12,439	$1,045,409

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(1)	Income from continuing operations includes $120 million ($171 million pre-tax), $0.11 per diluted share, due to the reversal of valuation adjustments related to interest rate derivatives, and a cumulative negative adjustment of $84 million ($120 million pre-tax), $0.08 per diluted share, resulting from incorrect valuations of a London-based trader’s positions related to prior quarters. These amounts are included in the Institutional Securities business segment.
(2)	See Note 14 for a discussion of discontinued operations.
(3)	Corporate assets have been fully allocated to the Company’s business segments.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted through European and Asian locations. The following table presents selected income statement information of the Company’s operations by geographic area. The net revenues disclosed in the following table reflect the regional view of the Company’s consolidated net revenues, on a managed basis, based on the following methodology:

•	Institutional Securities: investment banking—client location, equity capital markets—client location, debt capital markets—revenue recording location, sales & trading—trading desk location.

•	Global Wealth Management Group: global representative coverage location.

•	Asset Management: client location, except for the merchant banking business, which is based on asset location.

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
	(dollars in millions)
Net revenues
Americas	$3,517	$6,049	$7,340	$12,121
Europe, Middle East, and Africa	2,071	2,970	5,338	5,672
Asia	922	1,505	2,154	2,725

Total	$6,510	$10,524	$14,832	$20,518

14.	Discontinued Operations.

Discover.    On June 30, 2007, the Company completed the Discover Spin-off. The Company distributed all of the outstanding shares of DFS common stock, par value $0.01 per share, to the Company’s stockholders of record as of June 18, 2007. The results of DFS prior to the Discover Spin-off are included within discontinued operations for the quarter and six months ended May 31, 2007.

Net revenues included in discontinued operations related to DFS were $1,035 million and $2,060 million for the quarter and six months ended May 31, 2007, respectively.

The results of discontinued operations include interest expense that was allocated based upon borrowings that were specifically attributable to DFS’ operations through intercompany transactions existing prior to the Discover Spin-off. For the quarter and six months ended May 31, 2007, the amount of interest expense reclassified to discontinued operations was approximately $57 million and $145 million, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Summarized financial information for the Company’s discontinued operations:

The table below provides information regarding amounts included within discontinued operations for the quarter and six month period ended May 31, 2007 (dollars in millions):

	Three Months Ended May 31, 2007	Six Months Ended May 31, 2007
	(dollars in millions)
Pre-tax gain on discontinued operations
DFS	$349	$739
Quilter	—	174

Total	$349	$913

15.	Business Dispositions.

MSCI.    In the second quarter of fiscal 2008, the Company sold approximately 28 million of its MSCI Inc. (“MSCI”) shares in a secondary offering. The Company received net proceeds of approximately $780 million and recognized a pre-tax gain of $732 million, net of professional fee expenses of approximately $12 million in conjunction with the sale of this investment. Subsequent to the secondary offering, the Company owns approximately 53 million shares of MSCI’s class B common stock, which represents approximately 85% of the combined voting power of all classes of MSCI’s voting stock. The Company consolidates MSCI for financial reporting purposes.

On July 2, 2008, although the Company has not yet committed to a plan, it announced that it intends to sell a portion of its ownership interest in MSCI. The Company may ultimately divest its entire interest in MSCI.

MSCI is a provider of investment decision support tools to investment institutions worldwide and is included within the Institutional Securities business segment.

Morgan Stanley Wealth Management S.V., S.A.U.    In the second quarter of fiscal 2008, the Company sold Morgan Stanley Wealth Management S.V., S.A.U. (“MSWM S.V.”), its Spanish onshore mass affluent wealth management business. The Company recognized a pre-tax gain of approximately $698 million, net of transaction-related charges of approximately of $50 million. The results of MSWM S.V. are included within the Global Wealth Management Group business segment through the date of sale.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of May 31, 2008, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended May 31, 2008 and May 31, 2007, and the condensed consolidated statements of cash flows for the six-month periods ended May 31, 2008 and 2007. These interim financial statements are the responsibility of the management of the Company.

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
July 8, 2008

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

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Competition” and “Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and “Certain Factors Affecting Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (the “Form 10-K”), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Quarterly Reports on Form 10-Q and other items throughout the Form 10-K, Forms 10-Q and the Company’s 2008 Current Reports on Form 8-K.

The Company’s results of operations for the quarters and six month periods ended May 31, 2008 and 2007 are discussed below.

Discontinued Operations.

On June 30, 2007, the Company completed the spin-off of Discover Financial Services (“DFS”) to its shareholders. DFS’ results are included within discontinued operations for the quarter and six month period ended May 31, 2007. The results of Quilter Holdings Ltd. (“Quilter”), Global Wealth Management Group’s former mass affluent business in the U.K., are also reported as discontinued operations for the first quarter of fiscal 2007. See Note 14 to the condensed consolidated financial statements.

Results of Operations.

Executive Summary.

Financial Information.

	At or for the Three Months Ended May 31,		At or for the Six Months Ended May 31,
	2008	2007(1)	2008	2007(1)
Net revenues (dollars in millions):
Institutional Securities	$3,625	$7,429	$9,838	$14,591
Global Wealth Management Group	2,436	1,642	4,042	3,153
Asset Management	488	1,509	1,031	2,877
Intersegment Eliminations	(39)	(56)	(79)	(103)

Consolidated net revenues	$6,510	$10,524	$14,832	$20,518

Income before income taxes (dollars in millions)(2):
Institutional Securities	$679	$2,950	$2,796	$5,795
Global Wealth Management Group	989	264	1,243	490
Asset Management	(227)	303	(388)	682
Intersegment Eliminations	5	7	9	13

Consolidated income before income taxes	$1,446	$3,524	$3,660	$6,980

Consolidated net income (dollars in millions)	$1,026	$2,582	$2,577	$5,254

Earnings applicable to common shareholders (dollars in millions)(3)	$1,012	$2,565	$2,546	$5,220

Earnings per basic common share:
Income from continuing operations	$0.97	$2.35	$2.47	$4.63
Gain on discontinued operations	—	0.22	—	0.58

Earnings per basic common share	$0.97	$2.57	$2.47	$5.21

Earnings per diluted common share:
Income from continuing operations	$0.95	$2.24	$2.40	$4.41
Gain on discontinued operations	—	0.21	—	0.55

Earnings per diluted common share	$0.95	$2.45	$2.40	$4.96

Regional net revenues (dollars in millions)(4):
Americas	$3,517	$6,049	$7,340	$12,121
Europe, Middle East and Africa	2,071	2,970	5,338	5,672
Asia	922	1,505	2,154	2,725

Consolidated net revenues	$6,510	$10,524	$14,832	$20,518

Statistical Data.

Book value per common share(5)	$30.11	$36.52	$30.11	$36.52
Average common equity (dollars in billions)(6):
Institutional Securities	$24.0	$22.8	$24.2	$21.4
Global Wealth Management Group	1.5	1.6	1.5	1.7
Asset Management	3.4	3.4	3.6	3.2

Total from operating segments	28.9	27.8	29.3	26.3
Discontinued operations	—	5.4	—	5.5
Unallocated capital	3.9	4.2	2.7	4.6

Consolidated	$32.8	$37.4	$32.0	$36.4

Statistical Data—(Continued).

	At or for the Three Months Ended May 31,		At or for the Six Months Ended May 31,
	2008	2007(1)	2008	2007(1)
Return on average common equity(6):
Consolidated	12%	27%	16%	29%
Institutional Securities	9%	35%	17%	37%
Global Wealth Management Group	172%	40%	105%	36%
Asset Management	N/M	23%	N/M	27%
Effective income tax rate from continuing operations	30.0%	32.6%	30.0%	32.5%

Worldwide employees	46,390	45,845	46,390	45,845

Average liquidity (dollars in billions)(7):
Parent company liquidity	$74	$38	$73	$42
Bank and other subsidiary liquidity	61	30	56	24

Total liquidity	$135	$68	$129	$66

Capital ratios(8):
Total capital ratio	18.6%	—	18.6%	—
Tier 1 ratio	12.4%	—	12.4%	—

Consolidated assets under management or supervision by asset class (dollars in billions):
Equity(9)	$327	$344	$327	$344
Fixed income(9)	261	210	261	210
Alternatives(10)	73	58	73	58
Private Equity	3	2	3	2
Infrastructure	4	1	4	1
Real Estate	38	26	38	26

Subtotal	706	641	706	641
Unit trusts	14	16	14	16
Other(9)	52	55	52	55

Total assets under management or supervision(11)	772	712	772	712
Share of minority interest assets(12)	7	5	7	5

Total	$779	$717	$779	$717

Institutional Securities:
Mergers and acquisitions completed transactions (dollars in billions)(13):
Global market volume	$97.0	$360.1	$214.2	$513.8
Market share	17.0%	39.2%	21.4%	35.9%
Rank	9	1	8	1
Mergers and acquisitions announced transactions (dollars in billions)(13):
Global market volume	$178.7	$489.1	$197.1	$716.2
Market share	22.2%	38.8%	17.5%	39.3%
Rank	6	1	7	1
Global equity and equity-related issues (dollars in billions)(13):
Global market volume	$14.3	$20.2	$16.9	$26.0
Market share	8.1%	8.7%	7.2%	7.7%
Rank	4	3	4	5

Statistical Data—(Continued).

	At or for the Three Months Ended May 31,		At or for the Six Months Ended May 31,
	2008	2007(1)	2008	2007(1)
Global debt issues (dollars in billions)(13):
Global market volume	$64.4	$141.6	$109.5	$203.1
Market share	4.5%	6.5%	4.7%	6.2%
Rank	8	5	7	5
Global initial public offerings (dollars in billions)(13):
Global market volume	$3.3	$6.4	$3.7	$8.0
Market share	7.0%	8.3%	6.5%	7.7%
Rank	6	3	7	3
Pre-tax profit margin(14)	19%	40%	28%	40%

Global Wealth Management Group:
Global representatives	8,350	8,137	8,350	8,137
Annualized net revenue per global representative (dollars in thousands)(15)	$810	$814	$786	$786
Client assets by segment (dollars in billions):
$10 million or more	$235	$223	$235	$223
$1 million – $10 million	276	268	276	268

Subtotal $1 million or more	511	491	511	491
$100,000 – $1 million	176	180	176	180
Less than $100,000	22	24	22	24

Client assets excluding corporate and other accounts	709	695	709	695
Corporate and other accounts	30	33	30	33

Total client assets	$739	$728	$739	$728

Fee-based assets as a percentage of total client assets(16)	26%	29%	26%	29%
Client assets per global representative (dollars in millions)(17)	89	89	89	89
Bank deposits (dollars in millions)(18)	$34,334	$18,226	$34,334	$18,226
Pre-tax profit margin(14)	41%	16%	31%	16%

Asset Management:
Assets under management or supervision (dollars in billions)(19)	$605	$560	$605	$560
Percent of fund assets in top half of Lipper rankings(20)	35%	52%	35%	52%
Pre-tax profit margin(14)	N/M	20%	N/M	24%

N/M – Not Meaningful

(1)	Certain prior-period information has been reclassified to conform to the current period’s presentation.
(2)	Amounts represent income from continuing operations before gains (losses) from unconsolidated investees, income taxes and gain from discontinued operations.
(3)	Earnings applicable to common shareholders are used to calculate earnings per share information. The three months ended May 31, 2008 and 2007 reflect a preferred stock dividend of $14 million and $17 million, respectively. The six month periods ended May 31, 2008 and 2007 reflect a preferred stock dividend of $31 and $34 million, respectively.
(4)	Reflects the regional view of the Company’s consolidated net revenues, on a managed basis, based on the following methodology:
Institutional Securities: investment banking—client location, equity capital markets—client location, debt capital markets—revenue recording location, sales and trading—trading desk location. Global Wealth Management Group: global representative coverage location. Asset Management: client location, except for the merchant banking business, which is based on asset location.
(5)	Book value per common share equals common shareholders’ equity of $33,393 million at May 31, 2008 and $38,411 million at May 31, 2007, divided by common shares outstanding of 1,109 million at May 31, 2008 and 1,052 million at May 31, 2007.
(6)	The computation of average common equity for each business segment is based upon an economic capital framework that estimates the amount of equity capital required to support the businesses over a wide range of market environments while simultaneously satisfying regulatory, rating agency and investor requirements. The economic capital framework will evolve over time in response to changes in the business and regulatory environment and to improvements in modeling techniques. The effective tax rates used in the computation of segment return on average common equity were determined on a separate entity basis.

(7)	For a discussion about average liquidity, see “Liquidity and Capital Resources—Liquidity Reserves” herein.
(8)	For a discussion about capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
(9)	Equity and fixed income amounts include assets under management or supervision associated with the Asset Management and Global Wealth Management Group business segments. Other amounts include assets under management or supervision associated with the Global Wealth Management Group business segment.
(10)	Amounts reported for Alternatives include the Company’s invested equity in those funds and include a range of alternative investment products such as hedge funds, funds of hedge funds and funds of private equity funds.
(11)	Revenues and expenses associated with these assets are included in the Company’s Asset Management, Global Wealth Management Group and Institutional Securities business segments.
(12)	Amounts represent Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.
(13)	Source: Thomson Financial, data as of June 4, 2008—The data for the three months ended May 31, 2008 and 2007 are for the periods from March 1 to May 31, 2008 and March 1 to May 31, 2007, respectively. The data for the six month periods ended May 31, 2008 and 2007 are for the periods from January 1 to May 31, 2008 and January 1 to May 31, 2007, respectively, as Thomson Financial presents these data on a calendar-year basis.
(14)	Percentages represent income from continuing operations before gains (losses) from unconsolidated investees and income taxes, as a percentage of net revenues.
(15)	Annualized net revenue per global representative amounts equal Global Wealth Management Group’s net revenues (excluding the sale of MSWM S.V., S.A.U.) divided by the quarterly average global representative headcount for the periods presented.
(16)	The decline in fee-based assets as a percent of total client assets largely reflected the termination on October 1, 2007 of the Company’s fee-based (fee-in-lieu of commission) brokerage program pursuant to a court decision vacating a Securities and Exchange Commission (“SEC”) rule that permitted fee-based brokerage. Client assets that were in the fee-based program primarily moved to commission-based brokerage accounts, or at the election of some clients, into other fee-based advisory programs, including Morgan Stanley Advisory, a nondiscretionary account launched in August 2007.
(17)	Client assets per global representative equal total period-end client assets divided by period-end global representative headcount.
(18)	Bank deposits are held at certain of the Company’s Federal Deposit Insurance Corporation (the “FDIC”) insured depository institutions for the benefit of retail clients through their accounts.
(19)	Amounts include Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.
(20)	Source: Lipper, one-year performance excluding money market funds as of May 31, 2008 and 2007, respectively.

Second Quarter 2008 Performance.

Company Results.    The Company recorded net income of $1,026 million in the quarter ended May 31, 2008, a 60% decrease from the comparable fiscal 2007 period. Results for the quarter ended May 31, 2008 included a pre-tax gain of $732 million related to the secondary offering of MSCI Inc. and a pre-tax gain of $698 million related to the sale of Morgan Stanley Wealth Management S.V., S.A.U. (“MSWM S.V.”) (see Note 15 to the condensed consolidated financial statements). The current quarter also included a gain associated with the sale of a controlling interest in a previously consolidated commodities subsidiary. Net revenues (total revenues less interest expense) declined 38% to $6,510 million as difficult market conditions and unfavorable positioning in the Company’s fixed income sales and trading and corporate lending businesses negatively impacted the current quarter’s results. Non-interest expenses of $5,064 million, including severance expense of approximately $245 million related to staff reductions, decreased 28% from the second quarter of last year primarily due to lower compensation and benefits costs. Diluted earnings per share were $0.95 compared with $2.45 in last year’s second quarter. Compensation and benefits expense decreased 41%, primarily reflecting lower incentive-based compensation accruals due to lower net revenues in the Company’s Institutional Securities and Asset Management business segments. Diluted earnings per share from continuing operations were $0.95 compared with $2.24 in last year’s second quarter. The annualized return on average common equity was 12.3% compared with 27.4% in the second quarter of last year. The return on average common equity from continuing operations was 12.3% compared with 29.4% in the second quarter of last year.

For the six month period ended May 31, 2008, net income was $2,577 million, a 51% decrease from $5,254 million a year ago. Net revenues decreased 28% to $14,832 million and non-interest expenses, including severance expense of approximately $406 million related to staff reductions, decreased 17% to $11,172 million. Diluted earnings per share were $2.40 compared with $4.96 a year ago. The annualized return on average common equity for the six month period was 15.9% compared with 28.7% in the prior-year period. Results for the six month period ended May 31, 2008 included the aforementioned gains related to MSCI Inc. and MSWM S.V. Results for the six month period ended May 31, 2007 included a gain of $168 million ($109 million after-tax) in discontinued operations related to the sale of Quilter on February 28, 2007 (see Note 14 to the condensed consolidated financial statements).

The Company’s effective income tax rate from continuing operations was 30.0% for both the quarter and six month period ended May 31, 2008 compared with 32.6% and 32.5% for the quarter and six month period ended May 31, 2007, respectively. The decrease in both periods primarily reflected a lower level of earnings, partially offset by an increase in the rate due to lower estimated domestic tax credits.

At May 31, 2008, the Company had 46,390 employees worldwide compared with 45,845 (excluding DFS employees) at the end of the second quarter of last year and 48,256 at November 30, 2007.

Institutional Securities.    Institutional Securities recorded income from continuing operations before gains (losses) from unconsolidated investees and income taxes of $679 million, a 77% decrease from last year’s second quarter. Net revenues declined 51% to $3,625 million primarily related to lower results in sales and trading and investment banking. Non-interest expenses decreased 34% to $2,946 million from last year’s second quarter, reflecting lower compensation costs, partially offset by higher brokerage and clearing expenses and other business-related activities.

Investment banking revenues decreased 49% from the second quarter of fiscal 2007 to $875 million, reflecting declines in industry-wide activity resulting in lower revenues from merger, acquisition and restructuring activities and lower revenues from fixed income and equity underwriting transactions. Advisory fees from merger, acquisition and restructuring transactions were $367 million, a decrease of 49% from the comparable period of fiscal 2007. Underwriting revenues decreased 48% to $508 million.

Equity sales and trading revenues decreased 11% to $2,103 million. Higher revenues from derivative products, prime brokerage and equity cash products were offset by lower proprietary trading results. Equity sales and trading revenues also benefited by approximately $90 million from the widening of the Company’s credit spreads on certain long-term and short-term borrowings that are accounted for at fair value. Fixed income sales and trading revenues were $414 million, 85% below the $2,738 million recorded in the second quarter of fiscal 2007, primarily reflecting lower revenues from interest rate, credit and currency products and commodities, and net losses in mortgage loan products. Within interest rate, currency and credit products continued dislocation in the credit markets resulted in a loss in credit products, compared with a significant gain a year ago. Higher net revenues in foreign exchange and interest rates, reflecting higher customer flow and higher levels of volatility, partly offset the loss in credit products. Commodities results declined from a year ago reflecting losses in North American electricity and lower net revenues in oil liquids resulting from unfavorable positioning, partly offset by higher customer flow and net revenues recognized on structured transactions.

In the second quarter of fiscal 2008, other sales and trading losses of $519 million were primarily related to loans and commitments largely related to “event-driven” lending transactions to non-investment grade companies, as losses on hedges were partly offset by mark to market gains (see “Impact of Credit Market Events” herein).

Principal transaction net investment losses aggregating $257 million were recognized in the quarter ended May 31, 2008 as compared with net investment gains of $396 million in the quarter ended May 31, 2007. The losses were primarily related to net losses from the Company’s investments in passive limited partnership interests associated with the Company’s real estate funds and investments that benefit certain employee deferred compensation and co-investment plans, and other principal investments.

Global Wealth Management Group.    Global Wealth Management Group recorded income from continuing operations before income taxes of $989 million, as compared with $264 million in the second quarter of fiscal 2007. Net revenues were $2,436 million, a 48% increase from last year’s second quarter, primarily reflecting a gain related to the sale of MSWM S.V. (see Note 15 to the condensed consolidated financial statements). Excluding the sale of MSWM S.V., net revenues were $1.7 billion, an increase of 4% from a year ago. The increase in net revenues was primarily due to higher net interest revenue from growth in the bank deposit program and stronger transactional revenues reflecting higher fixed income trading volume, partly offset by lower asset management, distribution and administration fees. The decline in asset management revenues reflects the termination of certain fee-based brokerage programs in the fourth quarter of fiscal 2007 and a change in the classification of sub-advisory fees due to modifications of certain customer agreements, partly offset by growth in other fee-based products. Total non-interest expenses were $1,447 million, a 5% increase from last year’s second quarter. Compensation and benefits expense increased 9%, primarily reflecting higher incentive-based compensation accruals due to higher net revenues, bonuses paid to certain key employees upon completion of the sale of MSWM S.V. and investment in the business. Non-compensation costs decreased 5%, as higher levels of business activity were more than offset by a change in the classification of sub-advisory fees due to modifications of certain customer agreements. Total client assets were $739 billion, an $11 billion increase from last year’s second quarter. In addition, client assets in fee-based accounts were $194 billion, an 8% decrease from last year’s second quarter and decreased as a percentage of total client assets to 26% from 29%. The decline in fee-based assets as a percent of total client assets largely reflected the termination on October 1, 2007 of the Company’s fee-based (fee-in-lieu of commission) brokerage program pursuant to a court decision vacating an SEC rule that permitted fee-based brokerage. At May 31, 2008, the number of global representatives was 8,350, an increase of 213 from a year ago.

Asset Management.    Asset Management recorded a loss before income taxes of $227 million in the second quarter of fiscal 2008 as compared with income before income taxes of $303 million in the second quarter of last year. Net revenues of $488 million decreased 68% from last year’s second quarter, primarily due to principal transaction net losses in the real estate and private equity businesses compared with strong gains posted in the second quarter of last year. The current quarter also included principal transaction trading losses of approximately $86 million related to securities issued by structured investment vehicles included in the Company’s condensed consolidated statements of financial condition. Asset management, distribution and administration fees were lower primarily due to lower performance fees in the Company’s alternatives business. Non-interest expenses decreased 41% to $715 million from last year’s second quarter. Compensation and benefits expense decreased primarily reflecting lower incentive based compensation accruals due to lower net revenues including losses associated with investments for the benefit of the Company’s employee deferred compensation and co-investment plans. Assets under management or supervision within Asset Management of $605 billion were up $45 billion, or 8%, from a year ago, primarily driven by net customer inflows in fixed income money market products, alternatives and infrastructure as well as net customer inflows and asset appreciation in real estate.

Global Market and Economic Conditions in the Quarter and Six Month Period Ended May 31, 2008.

In the U.S., the slowdown of economic growth continued during the second quarter of fiscal 2008. During the quarter, credit markets experienced dislocation, illiquidity and wider credit spreads. Continued concerns about the impact of monoline insurers, residential and commercial mortgage loan products and structured investment vehicles caused the broader credit markets to deteriorate further. The U.S. unemployment rate at the end of the second quarter of fiscal 2008 increased to 5.5% from 4.7% at the end of fiscal 2007. In the U.S., equity market indices ended the quarter higher, while ending the six month period lower. Concerns about future economic growth, high oil prices, lower consumer sentiment, the adverse developments in the credit markets and mixed corporate earnings continued to challenge the U.S. economy and the equity markets. The Federal Reserve Board (the “Fed”) lowered both the benchmark interest rate and discount rate by an aggregate of 1.00% in the quarter and 2.50% in the six month period, including an unscheduled 0.75% interest rate reduction in January 2008. Also, during the quarter, the Fed lowered the primary credit rate by 0.25%. The Fed acted to continue to provide additional liquidity and stability to the financial markets and to contain the negative economic impact related to the credit markets. Although providing liquidity and stability to the financial markets was a primary objective, the Fed also remains concerned about inflationary pressures. During the quarter, the potential systemic impact from The Bear Stearns Companies Inc.’s near-bankruptcy led the Fed to act by announcing new lending facilities, which are now available to primary broker-dealers, including the Company.

In Europe, economic growth continued to slow during the second quarter of fiscal 2008 as export demand decreased, housing prices declined and the disruption in the global financial markets continued. In Europe, equity market indices ended the quarter higher, while ending the six month period lower. Concerns about the economic outlook and difficult conditions in the credit markets continued to challenge the European economy and the equity markets. The European Central Bank (“ECB”) left the benchmark interest rate unchanged during the quarter and the six month period. The ECB remains concerned about global inflation. Subsequent to quarter end, the ECB raised the benchmark interest rate by 0.25%. The Bank of England lowered the benchmark interest rate by 0.25% during the quarter and decreased the benchmark interest rate by an aggregate of 0.75% in the six month period.

In Japan, economic growth moderated as demand for exports were adversely impacted by higher energy and production costs. The level of unemployment remained relatively low. Japanese equity market indices ended the quarter higher, while ending the six month period lower. The Bank of Japan left the benchmark interest rate unchanged during the quarter and the six month period. Economies elsewhere in Asia expanded, particularly in China, which benefited from strength in exports, domestic demand for capital projects and continued globalization. In China, equity market indices in the quarter were lower and in the six month period were substantially lower. China’s strong rate of economic growth caused inflationary concerns. The People’s Bank of China left the benchmark lending rate unchanged during the quarter and increased the benchmark interest rate by 0.18% in the six month period.

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

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations primarily represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Asset Management to the Global Wealth Management Group associated with sales of certain products and the related compensation costs paid to the Global Wealth Management Group’s global representatives. Income before taxes recorded in Intersegment Eliminations was $5 million and $7 million in the quarters ended May 31, 2008 and 2007, respectively, and $9 million and $13 million in the six month periods ended May 31, 2008 and 2007, respectively.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
	(dollars in millions)
Revenues:
Investment banking	$875	$1,704	$1,855	$2,736
Principal transactions:
Trading	1,309	4,705	4,703	8,734
Investments	(257)	396	(398)	746
Commissions	813	766	1,653	1,457
Asset management, distribution and administration fees	34	25	65	50
Interest and dividends	9,793	15,193	23,453	29,214
Other	975	266	1,184	471

Total revenues	13,542	23,055	32,515	43,408
Interest expense	9,917	15,626	22,677	28,817

Net revenues	3,625	7,429	9,838	14,591

Total non-interest expenses	2,946	4,479	7,042	8,796

Income from continuing operations before gains (losses) from unconsolidated investees and income taxes	679	2,950	2,796	5,795
Gains (losses) from unconsolidated investees	19	(20)	21	(46)
Provision for income taxes	160	932	787	1,810

Income from continuing operations	$538	$1,998	$2,030	$3,939

Investment Banking.    Investment banking revenues for the quarter ended May 31, 2008 decreased 49% from the comparable period of fiscal 2007, reflecting declines in industry-wide activity resulting in lower revenues from merger, acquisition and restructuring activities and lower revenues from fixed income and equity underwriting transactions. Advisory fees from merger, acquisition and restructuring transactions were $367 million, a decrease of 49% from the comparable period of fiscal 2007. Underwriting revenues were $508 million, a decrease of 48% from the comparable period of fiscal 2007. Equity underwriting revenues decreased 40% to $298 million. Fixed income underwriting revenues decreased 57% to $210 million.

At May 31, 2008, the backlog for investment banking transactions increased from the end of the previous quarter. The backlog of merger, acquisition and restructuring transactions and equity and fixed income underwriting transactions is subject to the risk that transactions may not be completed due to challenging or unforeseen economic and market conditions, adverse developments regarding one of the parties to the transaction, a failure to obtain required regulatory approval, or a decision on the part of the parties involved not to pursue a transaction or the pace of completed transactions taking longer than in the past.

Investment banking revenues in the six month period ended May 31, 2008 decreased 32% from the comparable period of fiscal 2007 due to lower revenues from fixed income and equity underwriting transactions and lower revenues from merger, acquisition and restructuring activities.

Sales and Trading.    Sales and trading revenues are composed of principal transaction trading revenues, commissions and net interest revenues (expenses). In assessing the profitability of its sales and trading activities, the Company views principal trading, commissions and net interest revenues (expenses) in the aggregate. In addition, decisions relating to principal transactions are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes, among other things, an assessment of the potential gain or loss associated with a transaction, including any associated commissions, dividends, the interest income or expense associated with financing or hedging the Company’s positions, and other related expenses.

Total sales and trading revenues decreased 60% in the quarter ended May 31, 2008 from the comparable period of fiscal 2007.

Sales and trading revenues include the following:

	Three Months Ended May 31,		Six Months Ended May 31,
	2008(1)	2007(1)	2008(1)	2007(1)
	(dollars in millions)
Equity	$2,103	$2,374	$5,570	$4,692
Fixed income	414	2,738	3,183	6,059
Other	(519)	(74)	(1,621)	(163)

Total sales and trading revenues	$1,998	$5,038	$7,132	$10,588

(1)	Amounts include Principal transactions—trading, Commissions and Net interest revenue (expenses). Other sales and trading net revenues primarily include net losses from loans and closed pipeline commitments related to investment banking, corporate lending and other corporate activities.

Equity sales and trading revenues decreased 11% to $2,103 million in the second quarter of fiscal 2008. The decrease was primarily driven by lower revenues from principal trading strategies, partially offset by higher revenues from derivative products, prime brokerage and equity cash products. Revenues from derivative products, prime brokerage and equity cash products reflected higher customer flows and high levels of volatility. Prime brokerage revenues were higher reflecting an increase in global client asset balances.

Equity sales and trading revenues also benefited from the widening of the Company’s credit spreads on financial instruments that are accounted for at fair value, including, but not limited to, those for which the fair value option was elected pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) on December 1, 2006 (see Note 2 to the condensed consolidated financial statements). Equity sales and trading revenues included approximately $90 million due to the widening of the Company’s credit spreads during the quarter resulting from the decrease in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected.

Fixed income sales and trading revenues were $414 million, 85% lower than the second quarter of fiscal 2007. The second quarter of fiscal 2008 reflected lower revenues from interest rate, credit and currency products, losses in residential and commercial mortgage loan products and lower revenues from commodities.

Interest rate, credit and currency product revenues decreased 47% in the second quarter of fiscal 2008 reflecting a loss in credit products and lower revenues in emerging markets, partially offset be higher revenues from interest rate and foreign exchange products. The results also included losses of $390 million related to exposure to monoline insurers (see “Impact of Credit Market Events—Monoline Insurers” herein). The loss from credit trading products reflected the continued dislocation in the credit markets as well as a cumulative negative adjustment of $120 million resulting from incorrect valuations of a London-based trader’s positions related to prior quarters. Revenues from interest rate and foreign exchange products benefited from higher customer flows, higher levels of market volatility and the reversal of $171 million of valuation adjustments related to interest rate derivatives. Writedowns on mortgage proprietary trading products of approximately $400 million were primarily due to a broadening decline in the residential and commercial mortgage sector. The decline in the Company’s mortgage loan product activities reflected the difficult market conditions, as well as continued concerns in the subprime mortgage loan sector. See “Impact of Credit Market Events” herein. Commodity revenues declined 47%, primarily due to losses from North American electricity and lower revenues from oil liquids resulting from unfavorable positioning, partially offset by higher customer flows and net revenues recognized on structured transactions. Fixed income sales and trading revenues also benefited from the widening of the Company’s credit spreads on financial instruments that are accounted for at fair value, including, but not limited to, those for which the fair value option was elected (see Note 2 to the condensed consolidated financial statements). Revenues increased by approximately $11 million due to the widening of the Company’s credit spreads during the quarter resulting from the decrease in the fair value of certain of the Company’s long-term and short-term borrowings, such as structured notes, for which the fair value option was elected.

In addition to the equity and fixed income sales and trading revenues discussed above, sales and trading revenues include the net revenues from the Company’s corporate lending activities. In the second quarter of fiscal 2008, other sales and trading losses were $519 million. Included in the $519 million were net losses of approximately $500 million associated with loans and commitments largely related to “event-driven” lending to non-investment grade companies as mark-to-market gains of approximately $430 million were offset by losses on hedges of approximately $900 million. Ineffectiveness in hedges was due to the basis risk between the specific characteristics of loans and loan commitments and index-based hedges (see “Impact of Credit Market Events” herein).

Total sales and trading revenues decreased 33% in the six month period ended May 31, 2008 from the comparable period of fiscal 2007, reflecting lower fixed income sales and trading revenues and losses in other sales and trading revenues, partially offset by higher equity sales and trading revenues. Equity sales and trading revenues increased 19% primarily due to higher revenues from derivative products, prime brokerage and equity cash products, partially offset by lower revenues from principal trading strategies. Fixed income sales and trading revenues decreased 47% primarily due to losses in residential and commercial mortgage loan products. The losses in other sales and trading revenues were driven by markdowns of loans and loan commitments associated with the Company’s corporate lending activities. The losses included markdowns of loan commitments associated with “event-driven” lending that were accepted by the borrower but not yet closed. These losses were primarily related to the illiquid market conditions that primarily existed during the first quarter of fiscal 2008. The valuation of these commitments could change in future periods depending on, among other things, the extent that they are renegotiated or repriced or if the associated acquisition transaction does not occur. In addition, the Company’s leveraged finance business originates and distributes loans and commitments and intends to distribute its current positions; however, this is taking substantially longer than in the past. Widening credit spreads for non-investment grade loans could result in additional writedowns for these loans and commitments. The fair value measurement of loan commitments takes into account certain fee income that is attributable to the contingent commitment contract. For further information about the Company’s corporate lending activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk.”

Principal Transactions—Investments.    Principal transaction net investment losses aggregating $257 million and $398 million were recognized in the quarter and six month period ended May 31, 2008, as compared with net investment gains of $396 million and $746 million in the quarter and six month period ended May 31, 2007. The decrease was primarily related to net losses from the Company’s investments in passive limited partnership interests associated with the Company’s real estate funds and investments that benefit certain employee deferred compensation and co-investment plans, and other principal investments. The gains in the fiscal 2007 periods primarily related to realized and unrealized net gains associated with certain of the Company’s investments, including investments in passive limited partnership interests associated with the Company’s real estate funds.

Other.    Other revenues aggregating $975 million and $1,184 million were recognized in the quarter and six month period ended May 31, 2008, as compared with $266 million and $471 million in the quarter and six month period ended May 31, 2007. The fiscal 2008 periods included revenues of approximately $744 million related to the secondary offering of MSCI Inc. during the second quarter of fiscal 2008 (see Note 15 to the condensed consolidated financial statements) and a gain associated with the sale of a controlling interest in a previously consolidated commodities subsidiary. The increase in Other revenues in the six month period also reflected higher revenues from sales of benchmark indices and risk management analytic products.

Non-Interest Expenses.    Non-interest expenses decreased 34% and 20% in the quarter and six month period ended May 31, 2008, primarily reflecting a decrease in compensation and benefits expense, partially offset by higher non-compensation expenses. Compensation and benefits expense decreased 54% and 34% in the quarter and six month period, respectively, primarily reflecting lower incentive-based compensation accruals due to lower net revenues, partially offset by severance-related expenses of $203 million and $333 million in the quarter and six month period ended May 31, 2008. Excluding compensation and benefits expense, non-interest expenses increased 15% and 19% in the quarter and six month period, reflecting higher brokerage and clearing expenses and other business-related activities. Occupancy and equipment expenses increased 20% and 15% in the quarter and six month period, primarily reflecting higher rent and occupancy costs in Europe, Middle East, Africa and Asia. Brokerage, clearing and exchange fees increased 31% and 28% in the quarter and six month period, primarily reflecting increased equity and fixed income trading activity. Information processing and communications expense increased 12% and 14% in the quarter and six month period, primarily due to higher market data and data processing costs. Professional services expenses increased 21% and 13% in the quarter and six month period, primarily due to higher consulting and legal costs. Other expenses increased 27% in the six month period, primarily reflecting higher regulatory and litigation costs.

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
	(dollars in millions)
Revenues:
Investment banking	$152	$164	$256	$330
Principal transactions:
Trading	210	133	387	262
Investments	(3)	20	(7)	18
Commissions	346	357	709	672
Asset management, distribution and administration fees	694	769	1,410	1,498
Interest and dividends	319	298	621	572
Other	801	40	840	78

Total revenues	2,519	1,781	4,216	3,430
Interest expense	83	139	174	277

Net revenues	2,436	1,642	4,042	3,153

Total non-interest expenses	1,447	1,378	2,799	2,663

Income from continuing operations before income taxes	989	264	1,243	490
Provision for income taxes	370	102	465	189

Income from continuing operations	$619	$162	$778	$301

Investment Banking.    Investment banking revenues decreased 7% and 22% in the quarter and six month period ended May 31, 2008, primarily due to lower underwriting activity across equity and unit trust products, partially offset by an increase in fixed income underwriting activity. The equity underwriting results in the six month period ended May 31, 2007 primarily related to closed end fund offerings.

Principal Transactions—Trading.    Principal transaction trading revenues increased 58% and 48% in the quarter and six month period ended May 31, 2008, primarily due to higher revenues from municipal and corporate fixed income securities, partially offset by losses associated with investments that benefit certain employee deferred compensation plans. The six month period ended May 31, 2008 also included higher revenues from government fixed income securities.

Principal Transactions—Investments.    Principal transaction net investment revenues decreased 115% and 139% in the quarter and six month period ended May 31, 2008. The quarter and six month period ended May 31, 2007 reflected net gains from certain of the Company’s investments in exchanges and memberships.

Commissions.    Commission revenues decreased 3% in the quarter ended May 31, 2008, reflecting lower client activity. Commission revenues increased 6% in the six month period ended May 31, 2008, reflecting higher client activity.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees decreased 10% and 6% in the quarter and six month period ended May 31, 2008, primarily reflecting the discontinuance of certain fee-based brokerage programs in the fourth quarter of fiscal 2007 and a change in the classification of sub-advisory fees due to modifications of certain customer agreements, partially offset by growth in other fee-based products.

Client assets in fee-based accounts decreased 8% to $194 billion as of May 31, 2008 and represented 26% of total client assets compared with 29% as of May 31, 2007. The decline in fee-based assets as a percent of total client assets largely reflected the termination on October 1, 2007 of the Company’s fee-based (fee-in-lieu of commission) brokerage program pursuant to a court decision vacating an SEC rule that permitted fee-based brokerage. Client assets that were in the fee-based program primarily moved to commission-based brokerage accounts, or, at the election of some clients, into other fee-based advisory programs, including Morgan Stanley Advisory, a nondiscretionary account launched in August 2007. Total client asset balances increased to $739 billion as of May 31, 2008 from $728 billion as of May 31, 2007, primarily due to higher client inflows. Client asset balances in households greater than $1 million increased to $511 billion as of May 31, 2008 from $491 billion as of May 31, 2007.

Net Interest.    Net interest revenues increased 48% and 52% in the quarter and six month period ended May 31, 2008, primarily due to increased customer account balances in the bank deposit program. Balances in the bank deposit program rose to $34.3 billion as of May 31, 2008 from $18.2 billion as of May 31, 2007.

Other Revenues.    Other revenues were $801 million and $840 million in the quarter and six month period ended May 31, 2008. Both periods included $748 million related to the sale of MSWM S.V., the Spanish onshore mass affluent wealth management business during the second quarter of fiscal 2008 (see Note 15 to the condensed consolidated financial statements).

Non-Interest Expenses.    Non-interest expenses increased 5% in both the quarter and six month period ended May 31, 2008, primarily reflecting an increase in compensation and benefits expense, partially offset by lower non-compensation expenses. Compensation and benefits expense increased 9% and 10% in the quarter and six month period ended May 31, 2008, primarily reflecting higher incentive-based compensation accruals related to higher net revenues, bonuses paid to certain key employees upon completion of the sale of MSWM S.V. and investment in the business. The quarter and six month period ended May 31, 2008 also included severance-related expenses of $7 million and $26 million, respectively. Excluding compensation and benefits expense, non-interest expenses decreased 5% and 6% in the quarter and six month period. Occupancy and equipment increased 9% and 8% in the quarter and six month period primarily due to an increase in space costs and branch renovations. Marketing and business development expense increased 17% and 16% in the quarter and six month period ended primarily due to a higher level of business activity. Professional service expenses decreased 37% and 35% in the quarter and six month period ended primarily due to the change in the classification of sub-advisory fees due to modifications of certain customer agreements. Other expenses increased 19% and 13% in the quarter and six month period ended primarily driven by higher loan loss reserves and an increase in the reserve for debit card fraud.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
	(dollars in millions)
Revenues:
Investment banking	$30	$61	$56	$92
Principal transactions:
Trading	(113)	—	(292)	—
Investments	(204)	588	(405)	1,120
Commissions	5	6	9	12
Asset management, distribution and administration fees	779	844	1,624	1,612
Interest and dividends	16	29	31	43
Other	15	18	86	52

Total revenues	528	1,546	1,109	2,931
Interest expense	40	37	78	54

Net revenues	488	1,509	1,031	2,877

Total non-interest expenses	715	1,206	1,419	2,195

(Loss) income before income taxes	(227)	303	(388)	682
(Benefit from) provision for income taxes	(94)	105	(152)	254

Net income (loss)	$(133)	$198	$(236)	$428

Investment Banking.    Investment banking revenues decreased 51% and 39% in the quarter and six month period ended May 31, 2008, primarily reflecting lower revenues from real estate products.

Principal Transactions—Trading.    The quarter and six month period ended May 31, 2008 primarily included losses of $86 million and $273 million, respectively, related to securities issued by structured investment vehicles included in the Company’s condensed consolidated statements of financial condition. See “Impact of Credit Market Events—Structured Investment Vehicles” herein for further discussion.

Principal Transactions—Investments.    Principal transaction net investment losses aggregating $204 million and $405 million were recognized in the quarter and six month period ended May 31, 2008 as compared with net gains of $588 million and $1,120 million in the quarter and six month period ended May 31, 2007. The current quarter and six month period included net investment losses associated with the Company’s real estate products, including writedowns on Crescent Real Estate Equities Limited Partnership of approximately $150 million and $250 million, respectively. See “Impact of Credit Market Events—Crescent Real Estate Equities Limited Partnership” herein for further discussion. The quarter and six month period ended May 31, 2007 included higher net gains on certain investments, including investments associated with the Company’s real estate products, private equity portfolio and alternatives products and higher revenues associated with certain investments for the benefit of the Company’s employee deferred compensation and co-investment plans.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees decreased 8% in the quarter ended May 31, 2008 and increased 1% in the six month period ended May 31, 2008. The decrease in the quarter was primarily due to lower performance fees in the alternatives business as well as lower distribution and shareholder servicing fees. The decrease in shareholder servicing fees was related to the modification of certain sub-transfer agent agreements, which resulted in an offsetting reduction to professional services expense. These decreases were partially offset by higher fund management and administration fees due to an increase in assets under management. The increase in the six month period was primarily due to higher fund management and administration fees, partially offset by lower performance and distribution fees. Average assets under management increased 9% to $587 billion in the quarter ended May 31, 2008 from the prior-year period average of $538 billion.

Asset Management’s period-end and average customer assets under management or supervision were as follows:

	At May 31,		Average For the Three Months Ended May 31,		Average For the Six Months Ended May 31,
	2008	2007(1)	2008	2007(1)	2008	2007(1)
	(dollars in billions)
Assets under management or supervision by distribution channel:
Morgan Stanley Retail and Intermediary	$76	$80	$75	$77	$77	$76
Van Kampen Retail and Intermediary	138	155	136	148	140	146
Retail money markets	37	32	35	33	34	34

Total Americas Retail	251	267	246	258	251	256

U.S. Institutional	127	119	125	113	125	110
Institutional money markets	89	57	81	54	76	52
Non-U.S.	131	112	128	108	129	102

Total assets under management or supervision	598	555	580	533	581	520
Share of minority interest assets(2)	7	5	7	5	7	5

Total	$605	$560	$587	$538	$588	$525

	At May 31,		Average For the Three Months Ended May 31,		Average For the Six Months Ended May 31,
	2008	2007(1)	2008	2007(1)	2008	2007(1)
	(dollars in billions)
Assets under management or supervision by asset class:
Equity	$239	$265	$234	$254	$243	$250
Fixed income	227	187	217	182	211	180
Alternatives(3)	73	58	72	56	70	53
Unit trust	14	16	14	15	14	14

Total core asset management	553	526	537	507	538	497

Private equity	3	2	3	3	3	2
Infrastructure	4	1	3	—	3	—
Real estate	38	26	37	23	37	21

Total merchant banking	45	29	43	26	43	23

Total assets under management or supervision	598	555	580	533	581	520

Share of minority interest assets(2)	7	5	7	5	7	5

Total	$605	$560	$587	$538	$588	$525

(1)	Prior period information has been reclassified to conform to the current period’s presentation.
(2)	Amounts represent Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.
(3)	The alternatives asset class includes a range of investment products such as hedge funds, funds of hedge funds and funds of private equity funds.

Activity in Asset Management’s assets under management or supervision were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007(1)	2008	2007(1)
	(dollars in billions)
Balance at beginning of period	$577	$521	$597	$496
Net flows by distribution channel:
Morgan Stanley Retail and Intermediary	(1)	1	(2)	(1)
Van Kampen Retail and Intermediary	(2)	1	(5)	2
Retail money markets	4	(2)	5	(3)

Total Americas Retail	1	—	(2)	(2)

U.S. Institutional	1	1	2	1
Institutional money markets	13	4	20	6
Non-U.S.	1	4	2	9

Total net flows	16	9	22	14

Net market appreciation/(depreciation)	12	28	(14)	42

Total net increase	28	37	8	56
Acquisitions	—	1	—	7
Net increase in share of minority interest assets(2)	—	1	—	1

Balance at end of period	$605	$560	$605	$560

(1)	Prior period information has been reclassified to conform to the current period’s presentation.
(2)	Amount represents Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.

Net flows in the quarter and six month period ended May 31, 2008 were primarily associated with positive flows into institutional and retail money markets, partially offset by net outflows from Van Kampen and Morgan Stanley Retail and Intermediary products.

Other.    Other revenues decreased 17% for the quarter ended May 31, 2008 and increased 65% in the six month period ended May 31, 2008. The decrease in the quarter was primarily due to lower revenues associated with Avenue Capital Group (“Avenue”), a New York-based investment manager in which the Company has a minority interest. The increase in the six month period was primarily due to revenues associated with Lansdowne Partners (“Lansdowne”), a London-based investment manager in which the Company has a minority interest.

Non-Interest Expenses.    Non-interest expenses decreased 41% and 35% in the quarter and six month period ended May 31, 2008, primarily reflecting a decrease in compensation and benefits expense. Compensation and benefits expense decreased 50% and 48% in the quarter and six month period, primarily reflecting lower incentive-based compensation accruals due to lower net revenues including losses associated with investments for the benefit of the Company’s employee deferred compensation and co-investment plans, partially offset by severance-related expenses of $35 million in the quarter ended May 31, 2008. Excluding compensation and benefits expense, non-interest expenses decreased 22% and 9% in the quarter and six month period. Brokerage, clearing and exchange fees decreased 12% and 2% in the quarter and six month period ended May 31, 2008, primarily driven by lower commission expenses, partially offset by an increase in fee sharing. Professional services expense decreased 43% and 32% in the quarter and six month period ended May 31, 2008, primarily due to lower sub-advisory and sub-transfer agent fees. The decrease in sub-transfer agent expense was related to the modification of certain sub-transfer agent agreements, which resulted in an offsetting reduction to shareholder servicing revenues. Other expenses decreased 61% and 23% in the quarter and six month period ended May 31, 2008, primarily due to lower minority interest and other miscellaneous expenses.

Impact of Credit Market Events.

Overview.

The systematic risk reduction in the markets that occurred in the latter half of fiscal 2007 continued in the first half of fiscal 2008 after an extended period of global liquidity and historically low interest rates. Continued concerns about the impact of subprime loans caused the subprime-related and broader credit markets to deteriorate further, with lower levels of liquidity and price transparency for certain credit products. These difficult market conditions adversely affected “event-driven” lending transactions, U.S. subprime and non-subprime residential mortgage products, commercial real estate products, structured investment vehicles and monoline insurers.

The results for the second quarter of fiscal 2008 included net losses of approximately $500 million (positive mark-to-market valuations of approximately $400 million net of losses on hedges of approximately $900 million) associated with loans and loan commitments largely related to “event-driven” lending transactions to non-investment grade companies. The positive mark-to-market valuations are due primarily to some liquidity re-entering the market. Ineffectiveness in hedges was due to the basis risk between the specific characteristics of loans and loan commitments and index-based hedges. The results for the six month period ended May 31, 2008 included approximately $1.4 billion of such losses (negative mark-to-market valuations of approximately $1.7 billion net of gains on hedges of approximately $300 million). The losses for the six month period included markdowns of leveraged loan commitments associated with “event-driven” lending transactions that were accepted by the borrower but not yet closed. These losses were primarily related to the illiquid market conditions that existed during the first quarter of fiscal 2008.

The valuation of these commitments could change in future periods depending on, among other things, the extent that they are renegotiated or repriced or the associated acquisition transaction does not occur. In addition, the Company’s leveraged finance business originates and distributes loans and commitments, and intends to distribute its current positions; however, this is taking longer than in the past. Widening credit spreads for non-investment grade loans could result in additional writedowns for these loans and commitments. For further information about the Company’s corporate lending activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” herein.

In the second quarter of fiscal 2008, the Company recorded mortgage proprietary trading net writedowns of approximately $400 million. The $400 million included writedowns on non-subprime residential mortgages of approximately $300 million and writedowns on commercial mortgage-backed securities and commercial whole loans of approximately $200 million, partially offset by approximately $100 million gains on U.S. subprime mortgage proprietary trading. See “Other U.S. Subprime Mortgage-Related Exposures” and “Non-subprime Residential Mortgages, Commercial Mortgage-backed Securities and Commercial Whole Loans” herein. The quarter also included losses of $390 million related to monoline exposures (see “Monoline Insurers” herein). In the first half of fiscal 2008, the Company recorded mortgage proprietary trading net writedowns of approximately $1.6 billion. The $1.6 billion reflected net writedowns on U.S. subprime trading positions including super senior derivative positions and subprime residuals. The $1.6 billion also included net writedowns on non-subprime residential mortgages.

In addition, the Company recorded losses of approximately $100 million and $300 million in the quarter and six month period ended May 31, 2008, respectively, related to mortgage-related securities portfolios in the Company’s domestic subsidiary banks (see “Subsidiary Banks” herein).

The Company also recognized losses of $86 million and $273 million in the quarter and six month period ended May 31, 2008, respectively, related to securities issued by structured investment vehicles included in the Company’s condensed consolidated statements of financial condition (see “Structured Investment Vehicles” herein).

The Company continues to monitor its real estate-related and lending-related positions in order to manage its exposures to these markets and businesses. As market conditions continue to evolve, the fair value of these positions could further deteriorate (see “Results of Operations—Asset Management” herein for discussion of losses related to real estate products). Additionally, given the current challenges in the financial markets, it is possible that declines in the estimated fair value of the Company’s businesses may occur which could result in future goodwill impairment charges.

U.S. Subprime Mortgage-Related Exposures.

The Company’s U.S. subprime mortgage-related trading positions consist of those related to U.S. asset-backed securities (“ABS”), collateralized debt obligation (“CDO”) securities and other mortgage-related exposures arising from investments in subprime loans, from asset-backed securities that, in whole or in part, are backed by subprime mortgage loans, and from derivatives referencing subprime mortgages or subprime mortgage-backed securities.

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

U.S. ABS CDO Exposures.

The Company purchases interests in and enters into derivatives with ABS CDOs. CDOs provide credit risk exposure to a portfolio of asset-backed securities (“cash CDOs”) or a reference portfolio of securities (“synthetic CDOs”). The underlying or reference portfolios consist primarily of residential mortgage-backed securities. The CDOs to which the Company has exposure were primarily structured and underwritten by third parties, although the Company also structured and underwrote CDOs, for which it received structuring and/or distribution fees, and from time to time retained interests in such CDOs.

The Company’s primary exposure to ABS CDOs is to synthetic CDOs that hold or are referenced to collateral with ratings of BBB+, BBB or BBB- (“mezzanine CDOs”). Under credit default swap arrangements, the Company can be required to make payments in the event that securities in the referenced portfolios default or experience other credit events such as rating agency downgrades. (The characterization of these credit default swaps as “super senior” derives from their seniority in the capital structure of the synthetic CDO.) The Company also has exposure to ABS CDOs via other types of credit default swaps, direct investments in CDO securities, and retained interests in CDOs that the Company had underwritten. In determining the fair value of the Company’s ABS CDO-related instruments the Company took into consideration prices observed from the execution of a limited number of transactions and data for relevant benchmark instruments in synthetic subprime markets. The fair value of such positions has experienced significant declines as a result of a deterioration of value in the benchmark instruments as well as market developments. These losses, as well as the Company’s net CDO exposures, are quantified in the U.S. subprime-related exposures table below.

Other U.S. Subprime Mortgage-Related Exposures.

The Company also has exposure to the U.S. subprime mortgage market via investments in subprime mortgage loans and ABS that are backed in whole or in part by subprime mortgage loans and via derivatives referencing subprime mortgages or subprime mortgage-backed securities. With respect to whole loans, the Company purchased pools of mortgage loans from third-party originators and also originated mortgage loans through its retail channel and typically disposed of such loans by securitizing them. The Company typically retains certain lower-rated securities of such securitizations, often referred to as residual tranche securities. The Company effected its last subprime securitization in the fourth quarter of fiscal 2007 and has ceased the origination of subprime loans. The Company’s other subprime mortgage-related trading exposures are quantified in the table below.

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

The following table provides a summary of the Company’s direct U.S. subprime trading exposures (excluding amounts related to mortgage-related securities portfolios in the Company’s domestic subsidiary banks (see “Subsidiary Banks” herein)) as of and for the quarter and six month period ended May 31, 2008. Net exposure as of November 30, 2007 is also presented. The Company utilizes various methods of evaluating risk in its trading and other portfolios, including monitoring Net Exposure. Net Exposure is defined as potential loss to the Company over a period of time in an event of 100% default of the referenced loan, assuming zero recovery. The value of these positions remains subject to mark-to-market volatility. Positive net exposure amounts indicate potential loss (long position) in a default scenario. Negative net exposure amounts indicate potential gain (short position) in a default scenario. Net Exposure does not take into consideration the risk of counterparty default such that actual losses could exceed the amount of Net Exposure. See Note 1 to the condensed consolidated financial statements for a description regarding valuation of these instruments. See “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part II, Item 7A of the Form 10-K for a further description of how credit risk is monitored.

	Statement of Financial Condition May 31, 2008(1)	Statement of Financial Condition November 30, 2007(1)	Profit and (Loss) Three Months Ended May 31, 2008	Profit and (Loss) Six Months Ended May 31, 2008	Net Exposure May 31, 2008	Net Exposure November 30, 2007
	(dollars in billions)
Super Senior Derivative Exposure:
Mezzanine	$(7.4)	$(8.7)	$(0.4)	$(0.9)	$1.6	$3.9
CDO squared(2)	—	(0.1)	—	—	—	0.1

Total ABS CDO super senior derivative exposure	$(7.4)	$(8.8)	$(0.4)	$(0.9)	$1.6	$4.0

Other CDO Exposure:
ABS CDO CDS	$2.1	$2.7	$0.1	$0.6	$(0.8)	$(1.5)
ABS CDO bonds	0.7	1.1	(0.1)	(0.3)	0.7	1.1

Total other CDO exposure	$2.8	$3.8	$—	$0.3	$(0.1)	$(0.4)

Subtotal ABS CDO-related exposure(3)	$(4.6)	$(5.0)	$(0.4)	$(0.6)	$1.5	$3.6

U.S. Subprime Mortgage-Related Exposure:
Loans	$0.4	$0.6	$—	$—	$0.4	$0.6
Total rate-of-return swaps	—	—	—	—	0.1	—
ABS bonds	1.3	2.7	(0.4)	(0.8)	1.3	2.7
ABS CDS	14.0	7.8	1.1	1.7	(3.0)	(5.1)

Subtotal U.S. subprime mortgage-related exposure	$15.7	$11.1	$0.7	$0.9	$(1.2)	$(1.8)

Total U.S. subprime trading exposure(4)	$11.1	$6.1	$0.3	$0.3	$0.3	$1.8

(1)

Statement of financial condition amounts are presented on a net asset/liability basis and do not take into account any netting of cash collateral against these positions. In addition, these amounts reflect counterparty netting to the extent that there are positions with the same counterparty that are subprime-related; they do not reflect any counterparty netting to the extent that there are positions with the same counterparty that are not subprime related. As of May 31, 2008, the $11.1 billion is reflected in the Company’s condensed consolidated statement of financial condition as follows: Financial instruments owned of $17.5 billion and Financial instruments sold, not yet purchased of $6.4 billion. As of November 30, 2007, the $6.1 billion is reflected in the Company’s condensed consolidated statement of financial condition as follows: Financial instruments owned of $15.3 billion and Financial instruments sold, not yet purchased of $9.2 billion.

(2)	Refers to CDOs where the collateral is comprised entirely of another CDO security.
(3)	In determining the fair value of the Company’s ABS super senior CDO-related exposures the Company took into consideration prices observed from the execution of a limited number of transactions and data for relevant benchmark instruments in synthetic subprime markets. Deterioration of value in the benchmark instruments as well as market developments have led to significant declines in the estimates of fair value. These declines reflected increased implied losses across this portfolio. These implied loss levels are consistent with losses in the range between 18% – 41% implied by the ABX indices. These cumulative loss levels, at a severity rate of 55%, imply defaults in the range of 73% – 84% for 2005 and 2006 outstanding mortgages.
(4)	Profit and (loss) amounts for the quarter ended May 31, 2008 include mortgage proprietary trading gains of approximately $100 million and credit trading product gains of approximately $200 million.

Subsidiary Banks.

The securities portfolios of Morgan Stanley Bank (Utah) and Morgan Stanley Trust FSB (collectively, the “Subsidiary Banks”) include certain subprime-related securities. The portfolios contain no subprime whole loans, subprime residuals or CDOs.

At May 31, 2008 and November 30, 2007, the securities portfolios totaled $9.3 billion and $9.9 billion, respectively, consisting primarily of AAA-rated ABS bonds and residential mortgage-backed securities. Of these total amounts, $4.0 billion and $5.5 billion were subprime mortgage-related securities as of May 31, 2008 and November 30, 2007, respectively.

Non-subprime Residential Mortgages, Commercial Mortgage-backed Securities and Commercial Whole Loans.

The Company continues to have exposure to non-subprime residential mortgages which include prime, Alt-A (a categorization that falls between prime and subprime), European and Asian residential mortgage loans and residential mortgage-backed securities bonds (“RMBS”). The Company also has exposure to commercial mortgage-backed securities (“CMBS”) and commercial whole loans. The following tables provide a summary of the Company’s non-subprime residential mortgages and CMBS and commercial whole loans exposures as of and for the quarter and six month period ended May 31, 2008. Net exposure as of November 30, 2007 is also presented.

Non-subprime Residential Mortgages.

	Statement of Financial Condition May 31, 2008(1)	Statement of Financial Condition November 30, 2007(1)	Profit and (Loss) Three Months Ended May 31, 2008	Profit and (Loss) Six Months Ended May 31, 2008	Net Exposure May 31, 2008	Net Exposure November 30, 2007
	(dollars in billions)
Residential loans(2)	$4.8	$4.0	$(0.1)	$(0.1)	$4.8	$4.0
RMBS bonds(2)	4.0	8.7	(0.4)	(1.0)	4.0	8.7
RMBS backed warehouse lines	0.2	0.1	—	—	0.2	0.1
RMBS CDS	0.2	0.1	—	—	(2.3)	(1.9)
Other secured financings(3)	3.2	3.6	—	—	—	—

Total residential non-subprime(4)	$12.4	$16.5	$(0.5)	$(1.1)	$6.7	$10.9

(1)	Statement of financial condition amounts are presented on a net asset/liability basis and do not take into account any netting of cash collateral against these positions. As of May 31, 2008, the $12.4 billion is reflected in the Company’s condensed consolidated statement of financial condition as follows: Financial instruments owned of $12.5 billion and Financial instruments sold, not yet purchased of $0.1 billion. As of November 30, 2007, the $16.5 billion is reflected in the Company’s condensed consolidated statement of financial condition as follows: Financial instruments owned of $16.5 billion.
(2)	Gross and net exposure on non-subprime residential loans and bonds is approximately evenly split (50/50) between prime and Alt-A underlying collateral.

(3)	Amounts represent assets recorded under certain provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”), and FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities,” that function as collateral for an offsetting amount of non-recourse debt to third parties. Any retained interests in these transactions are reflected in RMBS bonds.
(4)	Profit and (loss) amounts for the quarter ended May 31, 2008 include mortgage proprietary trading losses of approximately $(300) million and credit trading product losses of approximately $(200) million.

Commercial Mortgage-backed Securities and Commercial Whole Loans.

	Statement of Financial Condition May 31, 2008(1)	Statement of Financial Condition November 30, 2007(1)	Profit and (Loss) Three Months Ended May 31, 2008	Profit and (Loss) Six Months Ended May 31, 2008	Net Exposure May 31, 2008	Net Exposure November 30, 2007
	(dollars in billions)
CMBS bonds	$5.8	$10.0	$(0.1)	$(0.5)	$5.8	$10.0
CMBS backed warehouse lines(2)	1.9	1.1	—	—	1.9	1.8
Commercial loans(2)	6.3	12.4	—	—	6.7	13.9
CMBS swaps(3)	2.0	1.0	—	0.9	(8.0)	(8.2)
Other secured financings(4)	6.1	7.0	—	—	—	—

Total CMBS/Commercial whole loan exposure(5)	$22.1	$31.5	$(0.1)	$0.4	$6.4	$17.5

(1)	Statement of financial condition amounts are presented on a net asset/liability basis and do not take into account any netting of cash collateral against these positions. As of May 31, 2008, the $22.1 billion is reflected in the Company’s condensed consolidated statement of financial condition as follows: Financial instruments owned of $24.9 billion and Financial instruments sold, not yet purchased of $2.8 billion. As of November 30, 2007, the $31.5 billion is reflected in the Company’s condensed consolidated statement of financial condition as follows: Financial instruments owned of $33.2 billion and Financial instruments sold, not yet purchased of $1.7 billion.
(2)	Amounts include unfunded loan commitments.
(3)	Amounts include credit default, index and total rate-of-return swaps.
(4)	Amounts represent assets recorded under certain provisions of SFAS 140 and FIN 46R that function as collateral for an offsetting amount of non-recourse debt to third parties. Any retained interests in these transactions are reflected in CMBS bonds.
(5)	Profit and (loss) amounts for the quarter ended May 31, 2008 include mortgage proprietary trading losses of approximately $(200) million and credit trading product gains of approximately $100 million.

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

In addition, see “Results of Operations—Asset Management” herein for Asset Management’s period-end and average customer assets under management or supervision.

Structured Investment Vehicles.

Structured investment vehicles (“SIVs”) are unconsolidated entities that issue various capital notes and debt instruments to fund the purchase of assets. While the Company does not sponsor or serve as asset manager to any unconsolidated SIVs, the Company does serve as investment advisor to certain unconsolidated money market funds (“the Funds”) that have investments in securities issued by SIVs. In the second half of fiscal 2007, widespread illiquidity in the commercial paper market led to market value declines and rating agency downgrades of many securities issued by SIVs, some of which were held by the Funds. As a result, the Company purchased at amortized cost approximately $900 million of such securities from the Funds during fiscal 2007 and $217 million of such securities during the first half of fiscal 2008. During the quarter and six month period ended May 31, 2008, the Company recorded losses of $86 million and $273 million, respectively, on these securities. The carrying value of the purchased securities still held by the Company as of May 31, 2008 was $503 million. Such positions are reflected at fair value, and presented in Financial instruments owned—Corporate and other debt in the condensed consolidated statements of financial condition. Subsequent to May 31, 2008, the Company has not purchased additional securities from the Funds. The Company has no obligation to purchase any additional securities from the Funds in the future. The Funds continue to have investments in securities issued by SIVs, with an aggregate face value of $1.3 billion as of May 31, 2008 compared with $8.2 billion as of November 30, 2007.

Monoline Insurers.

Monoline insurers (“Monolines”) provide credit enhancement to capital markets transactions. The current credit environment severely affected the capacity of such financial guarantors. The Company’s exposure to Monolines is limited to bonds that are insured by Monolines and as counterparties to derivative contracts. The Company’s exposure to Monolines at May 31, 2008 consisted primarily of ABS bonds of $1.0 billion in the Subsidiary Banks’ portfolio (see “Subsidiary Banks”) that are collateralized by first and second lien subprime mortgages enhanced by financial guarantees, $1.3 billion in insurance municipal bond securities and $500 million in net counterparty exposure. Net counterparty exposure of $500 million represents gross exposure of approximately $3.6 billion net of hedges as well as cumulative credit valuation adjustments of approximately $900 million. The Company’s exposure to Monolines at November 30, 2007 consisted primarily of ABS bonds of $1.5 billion in the Subsidiary Banks’ portfolio, $1.3 billion in insurance municipal bond securities and $800 million in net counterparty exposure. The results for the quarter and six month period ended May 31, 2008 included losses of $390 million and $990 million, respectively, related to these exposures.

Real Estate Investor Funds

The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner.

An affiliated entity of the Company acquired an investment in Crescent Real Estate Equities Limited Partnership (“Crescent”) in August 2007. The assets of Crescent primarily include office buildings, investments in resorts and residential developments in select markets across the United States (“Crescent properties”). The Company had originally intended to include the Crescent properties in an investor fund. At the end of the second quarter of fiscal 2008, the Company modified its investment strategy based on various factors, including current market conditions, valuation, size of the investment and timing of the fund, and determined to operate Crescent and risk manage the Crescent properties.

As a result, the Company consolidated Crescent’s assets and liabilities of approximately $4.6 billion and $3.8 billion, respectively, as of May 31, 2008. The Crescent properties, which comprise the majority of Crescent’s assets, totaled approximately $3.4 billion as of May 31, 2008 and are included within Other assets in the condensed consolidated statement of financial condition. The Company will continue to evaluate the Crescent properties and position them for sale as opportunities arise.

During the quarter and six month period ended May 31, 2008, the Company recorded writedowns on its investment in Crescent of approximately $150 million and $250 million, respectively, which are included in the Asset Management business segment and reflected in Principal transactions-investments in the condensed consolidated statements of income.

Beginning in the third quarter of fiscal 2008, the consolidated operating results of Crescent will be included in the Asset Management business segment.

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

The ASF Framework categorizes the population of subprime ARM loans into three segments. Segment 1 includes current loans, as defined, where the borrower is likely to be able to refinance into an available mortgage product. It is expected that borrowers in this category should refinance their loans, if they are unable or unwilling to meet their reset payment. Segment 2 includes current loans where the borrower is unlikely to be able to refinance and meet specific criteria related to FICO scores and the expected payment increase due to the initial adjustment of the interest rate. Borrowers in this segment are eligible for a fast track loan modification under which the interest rate will be kept at the existing rate, generally for five years following the upcoming reset. The ASF Framework indicates that for Segment 2 loans, the servicer can presume that the borrower would be unable to pay pursuant to the original terms of the loan after the interest rate reset, and thus, borrower default on the loan is “reasonably foreseeable” in absence of a modification. Segment 3 includes loans where the borrower is not current or which do not otherwise qualify for Segment 1 or Segment 2. For loans in this category, the servicer will determine the appropriate loss mitigation approach in a manner consistent with the applicable servicing standard in the transaction documents, but without employing the fast track procedures described under Segment 2.

In January 2008, the Office of Chief Accountant (the “OCA”) of the SEC issued a letter (the “OCA Letter”) addressing accounting issues that may be raised by the ASF Framework. The OCA Letter concluded that the SEC would not object to continuing off-balance sheet accounting treatment for qualifying special purpose entities (“QSPEs”) that hold Segment 2 subprime ARM loans modified pursuant to the ASF Framework.

For those current loans that are accounted for off-balance sheet that are modified, but not as part of the ASF Framework above, the servicer must perform on an individual basis an analysis of the borrower and the loan to provide sufficient evidence to demonstrate that default on the loan is imminent or reasonably foreseeable.

The Company adopted the ASF Framework during the first quarter of fiscal 2008, but has not yet modified a significant volume of loans using the ASF Framework. The Company does not expect that its application of the ASF Framework will impact the off-balance sheet status of Company-sponsored QSPEs that hold Segment 2 subprime ARM loans and is currently evaluating the potential impact on its condensed consolidated statements of income. The total amount of assets owned by Company-sponsored QSPEs that hold subprime ARM loans (including those loans that are not serviced by the Company) as of May 31, 2008, was approximately $39.3 billion. Of this amount, approximately $15.0 billion relates to subprime ARM loans serviced by the Company. The Company’s retained interests in Company sponsored QSPEs that hold subprime ARM loans totaled approximately $68 million as of May 31, 2008.

Other Matters.

The following matters are discussed in the Company’s notes to the condensed consolidated financial statements. For further information on these matters, please see the applicable note:

Note
Accounting Developments:

Accounting for Uncertainty in Income Taxes	1

Employee Benefit Plans	1

Offsetting of Amounts Related to Certain Contracts	1

Dividends on Share-Based Payment Awards	1

Business Combinations	1

Noncontrolling Interests	1

Transfers of Financial Assets and Repurchase Financing Transactions	1

Disclosures about Derivative Instruments and Hedging Activities	1

Determination of the Useful Life of Intangible Assets	1

Earnings Per Share	1

QSPEs	1

Income Taxes	12

Discontinued Operations	14

Business Dispositions	15

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

The Company’s Level 3 assets before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $69.2 billion and $73.7 billion as of May 31, 2008 and November 30, 2007, respectively, and represented approximately 16% as of May 31, 2008 and 15% as of November 30, 2007 of the assets measured at fair value (7% of total assets as of both periods). Level 3 liabilities before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $21.3 billion and $19.5 billion as of May 31, 2008 and November 30, 2007, respectively, and represented approximately 8% and 7%, respectively, of the Company’s liabilities measured at fair value.

During the three month period ended May 31, 2008, the Company reclassified approximately $7.2 billion of certain Corporate and other debt from Level 2 to Level 3. These reclassifications included transfers primarily related to certain commercial mortgage backed securities, commercial whole loans and corporate loans and loan commitments. The reclassifications were due to a reduction in the volume of recently executed transactions and market price quotations for these instruments such that the inputs for these instruments became unobservable. The Company reclassified approximately $5.8 billion of certain Corporate and other debt from Level 3 to Level 2. These reclassifications included transfers primarily related to corporate loans and loan commitments as some liquidity re-entered the market for these specific positions and inputs for these instruments became observable.

During the three month period ended May 31, 2008, the Company also reclassified approximately $3.3 billion of certain OTC derivatives from Level 3 to Level 2. These reclassifications included transfers primarily related to tranche index default swaps as inputs became observable.

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

The Company establishes reserves for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated in accordance with SFAS No. 5. The Company establishes reserves for potential losses that may arise out of tax audits in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. Significant judgment is required in making these estimates, and the actual cost of a legal claim, tax assessment or regulatory fine/penalty may ultimately be materially different from the recorded reserves, if any.

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

The determination of whether an SPE meets the accounting requirements of a QSPE requires significant judgment, particularly in evaluating whether the permitted activities of the SPE are significantly limited and in determining whether derivatives held by the SPE are passive and nonexcessive. In addition, the analysis involved in determining whether an entity is a VIE, and in determining the primary beneficiary of a VIE, requires significant judgment (see Notes 1 and 4 to the condensed consolidated financial statements).

Liquidity and Capital Resources.

The Company’s senior management establishes the liquidity and capital policies of the Company. Through various risk and control committees, the Company’s senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity, interest rate and currency sensitivities of the Company’s asset and liability position. The Company’s Treasury Department and other control groups assist in evaluating, monitoring and controlling the impact that the Company’s business activities have on its condensed consolidated statements of financial condition, liquidity and capital structure.

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

The Company’s total assets decreased to $1,031,228 million at May 31, 2008, from $1,045,409 million at November 30, 2007. The decrease was primarily due to decreases in securities received as collateral, customer receivables and financial instruments owned—corporate and other debt, partially offset by increases in securities purchased under agreements to resell and securities borrowed. Quarter end asset balances have been lower than intra-quarter balances due to the nature of the Company’s market making and client-financing activity as well as the Company’s efforts to manage its asset balances and liquidity.

Within the sales and trading related assets and liabilities are transactions attributable to securities financing activities. As of May 31, 2008, securities financing assets and liabilities were $561 billion and $502 billion, respectively. Securities financing transactions include repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received, customer receivables/payables and related segregated customer cash.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. These matched book transactions are to accommodate customers, as well as to obtain securities for the settlement and finance of inventory positions. The customer receivable/payable portion of the securities financing transactions includes customer margin loans, collateralized by customer owned securities, and customer cash, which is segregated in order to satisfy regulatory requirements. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets was $26 billion that, in accordance with SFAS No. 140 represented equal and offsetting assets and liabilities for fully collateralized non-cash loan transactions.

Balance sheet leverage ratios are one indicator of capital adequacy when viewed in the context of a company’s overall liquidity and capital policies. For a discussion of risk-based capital ratios, another indicator of capital adequacy, see “Regulatory Requirements” herein. The Company views the adjusted leverage ratio as a more relevant measure of financial risk than gross leverage when comparing financial services firms and evaluating leverage trends. The Company has adopted a definition of adjusted assets that excludes certain self-funded assets considered to have minimal market, credit and/or liquidity risk. These low-risk assets generally are attributable to the Company’s matched book and securities lending businesses. Adjusted assets are calculated by reducing gross assets by aggregate resale agreements and securities borrowed less non-derivative short positions and assets recorded under certain provisions of SFAS No. 140 and FIN 46R. Gross assets are also reduced by the full amount of cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements.

Leverage ratios reflect the deduction from shareholders’ equity of the amount of equity used to support goodwill and intangible assets (as the Company does not view this amount of equity as available to support its risk capital needs). In addition, the Company views junior subordinated debt issued to capital trusts as a component of its capital base given the inherent characteristics of the securities including their long-dated nature, the Company’s ability to defer coupon interest, and the subordinated nature of the obligations in the capital structure. The Company also receives rating agency equity credit for these securities.

The following table sets forth the Company’s total assets, adjusted assets and leverage ratios as of May 31, 2008 and November 30, 2007 and for the average month-end balances during the quarter and six month period ended May 31, 2008:

		Balance at		Average Month-End Balance
		May 31, 2008	November 30, 2007	For the Three Months Ended May 31, 2008	For the Six Months Ended May 31, 2008
		(dollars in millions, except ratio data)
Total assets		$1,031,228	$1,045,409	$1,096,120	$1,089,760
Less:	Securities purchased under agreements to resell	(165,928)	(126,887)	(162,616)	(147,184)
	Securities borrowed	(257,796)	(239,994)	(259,086)	(252,262)
Add:	Financial instruments sold, not yet purchased	161,748	134,341	173,324	163,362
Less:	Derivative contracts sold, not yet purchased	(77,439)	(71,604)	(81,400)	(76,982)

	Subtotal	691,813	741,265	766,342	776,694
Less:	Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements	(53,393)	(61,608)	(58,146)	(59,497)
	Assets recorded under certain provisions of SFAS No. 140 and FIN 46R	(55,406)	(110,001)	(69,295)	(83,957)
	Goodwill and net intangible assets	(3,890)	(4,071)	(3,983)	(4,028)

Adjusted assets		$579,124	$565,585	$634,918	$629,212

Common equity		$33,393	$30,169	$32,827	$31,991
Preferred equity		1,100	1,100	1,100	1,100

Shareholders’ equity		34,493	31,269	33,927	33,091
Junior subordinated debt issued to capital trusts		10,467	4,876	10,520	9,742

	Subtotal	44,960	36,145	44,447	42,833
Less:	Goodwill and net intangible assets	(3,890)	(4,071)	(3,983)	(4,028)

Tangible shareholders’ equity		$41,070	$32,074	$40,464	$38,805

Leverage ratio(1)		25.1x	32.6x	27.1x	28.1x

Adjusted leverage ratio(2)		14.1x	17.6x	15.7x	16.2x

(1)	Leverage ratio equals total assets divided by tangible shareholders’ equity.
(2)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.

The Company’s discipline in maintaining an appropriately sized balance sheet along with the adequate capital position has brought the leverage ratio down to 25.1x from 32.6x and the adjusted leverage ratio down to 14.1x from 17.6x.

Activity in the Six Month Period Ended May 31, 2008.

The Company’s total long-term debt and equity capital consists of shareholders’ equity and long-term borrowings (debt obligations scheduled to mature in more than 12 months). At May 31, 2008, total long-term debt and equity capital was $210,131 million, an increase of $19,046 million from November 30, 2007.

During the six month period ended May 31, 2008, the Company issued notes with a carrying value at quarter-end aggregating $37.2 billion, including non-U.S. dollar currency notes aggregating $11.5 billion. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates (“LIBOR”) trading levels. At May 31, 2008, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s senior debt indentures) was approximately $218 billion (including guaranteed obligations of the indebtedness of subsidiaries). The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 6.3 years at May 31, 2008 and 5.5 years at November 30, 2007. In addition, in December 2007, the Company sold Equity Units to a wholly owned subsidiary of CIC for approximately $5,579 million. See “China Investment Corporation Investment” herein.

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

Prior to the issuance of common stock upon settlement of the stock purchase contract, the impact of the Equity Units is reflected in the Company’s earnings per diluted common share using the treasury stock method, as defined by SFAS No. 128, “Earnings Per Share.” Under the treasury stock method, the number of shares of common stock included in the calculation of earnings per diluted common share are calculated as the excess, if any, of the number of shares expected to be issued upon settlement of the stock purchase contract based on the average market price for the last 20 days of the reporting period, less the number of shares that could be purchased by the Company with the proceeds to be received upon settlement of the contract at the average closing price for the reporting period.

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

There was no dilutive impact for the quarter ended May 31, 2008. The dilutive impact for the six month period ended May 31, 2008 was approximately 128,000 shares.

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

As of May 31, 2008, the Company’s equity capital (which includes shareholders’ equity and junior subordinated debt issued to capital trusts) was $44,960 million, an increase of $8,815 million from November 30, 2007, primarily due to the CIC investment. The Company returns internally generated equity capital that is in excess of the needs of its businesses to its shareholders through common stock repurchases and dividends. During the quarter and six month period ended May 31, 2008, the Company did not purchase any of its common stock through the open market share repurchase program (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

In December 2006, the Company announced that its Board of Directors had authorized the repurchase of up to $6 billion of the Company’s outstanding common stock. This share repurchase authorization replaced the Company’s previous repurchase authorizations with one repurchase program for capital management purposes that will consider, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. As of May 31, 2008, the Company had approximately $2.3 billion remaining under its current share repurchase authorization.

The Board of Directors determines the declaration and payment of dividends on a quarterly basis. In June 2008, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.27. The Company also announced that its Board of Directors declared a quarterly dividend of $252.78 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25278).

Economic Capital.

The Company’s economic capital framework estimates the amount of equity capital required to support the businesses over a wide range of market environments while simultaneously satisfying regulatory, rating agency and investor requirements. The framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques.

Economic capital is assigned to each business segment and sub-allocated to product lines. Each business segment is capitalized as if it were an independent operating entity. This process is intended to align equity capital with the risks in each business in order to allow senior management to evaluate returns on a risk-adjusted basis (such as return on equity and shareholder value added).

Economic capital is based on regulatory capital usage plus additional capital for stress losses. The Company assesses stress loss capital across various dimensions of market, credit, business and operational risks. Economic capital requirements are met by regulatory Tier 1 capital. For a further discussion of the Company’s Tier 1 capital see “Regulatory Requirements” herein. The difference between the Company’s Tier 1 capital and aggregate economic capital requirements denotes the Company’s unallocated capital position.

The following table presents the Company’s allocated average Tier 1 capital (“economic capital”) and average common equity for the quarters ended May 31, 2008 and November 30, 2007:

	Three Months Ended May 31, 2008		Three Months Ended November 30, 2007
	Average Tier 1 capital	Average common equity	Average Tier 1 capital	Average common equity
	(dollars in billions)
Institutional Securities	$27.3	$24.0	$28.0	$27.7
Global Wealth Management Group	1.7	1.5	1.6	1.7
Asset Management	3.1	3.4	3.1	3.9
Unallocated capital	3.9	3.9	(0.4)	(0.4)

Total	$36.0	$32.8	$32.3	$32.9

Tier 1 capital allocated to the operating segments decreased marginally in comparison to the quarter ended November 30, 2007. The decrease in Tier 1 capital allocated to Institutional Securities was driven by reductions in market risk exposures and the incorporation of market risk capital model enhancements. Additionally, the proportion of common equity allocated to the operating segments decreased due to the issuance of hybrid capital. See “China Investment Corporation Investment” herein.

The Company continues to believe that it is adequately capitalized. The Company generally uses available unallocated capital for organic growth, additional acquisitions and other capital needs including repurchases of common stock while maintaining adequate capital ratios. For a discussion of risk-based capital ratios, see “Regulatory Requirements” herein.

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

Liquidity Reserves.    The Company seeks to maintain target liquidity reserves that are sized to cover daily funding needs and meet strategic liquidity targets as outlined in the CFP. These liquidity reserves are held in the form of cash deposits with banks and pools of unencumbered securities. The parent company liquidity reserve is managed globally and consists of overnight cash deposits and unencumbered U.S. and European government bonds and other high-quality collateral. The U.S. component of unencumbered securities is all Federal Reserve repo eligible. The Company believes that diversifying the form in which its liquidity reserves (cash and securities) are maintained enhances its ability to quickly and efficiently source funding in a stressed environment. The Company’s funding requirements and target liquidity reserves may vary based on changes to the level and composition of its balance sheet, timing of specific transactions, client financing activity, market conditions and seasonal factors.

The table below summarizes the Company’s liquidity reserves on a parent, bank subsidiary and non-bank subsidiary level. The liquidity held on the bank and non-bank subsidiary level is generally assumed not to be available to the parent.

		Average Balance
Liquidity Reserve	At May 31, 2008	For the Three Months Ended May 31, 2008	For the Six Months Ended May 31, 2008
	(dollars in billions)
Parent	$80	$74	$73
Bank subsidiaries	30	24	23
Non-bank subsidiaries	59	37	33

Total	$169	$135	$129

Cash Capital.    The Company maintains a cash capital model that measures long-term funding sources against internal requirements. Sources of cash capital include the parent company’s equity and the non-current portion of certain long-term borrowings. Uses of cash capital include the following: (i) illiquid assets such as buildings, equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and principal investments; (ii) a portion of securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment (i.e., stressed haircuts); and (iii) drawdowns of unfunded commitments.

The Company seeks to maintain a surplus cash capital position. The Company’s equity capital of $44,960 million (including junior subordinated debt issued to capital trusts of $10,467 million) and long-term borrowings (senior and senior subordinated debt obligations scheduled to mature in more than 12 months) of $165,171 million comprised the Company’s total long-term debt and equity capital of $210,131 million as of May 31, 2008, which substantially exceeded cash capital requirements.

Committed Credit Facilities.

The maintenance of committed credit facilities serves to further diversify the Company’s funding sources. The Company values committed credit as a secondary component of its liquidity management framework. The committed credit facilities include a diversification of lenders to the Company covering geographic regions, including the Americas, Europe and Asia.

The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, which consists of three separate tranches: a U.S. dollar tranche; a Japanese yen tranche; and a multicurrency tranche available in both euro and British pound, all of which exist with the Company as borrower. Under this combined facility (the “Credit Facility”), the banks are committed to provide up to a total of approximately $5.0 billion ($3.3 billion under the U.S. dollar tranche; 32.0 billion Japanese yen under the Japanese yen tranche; and $1.4 billion under the multicurrency tranche). The Credit Facility expires on April 16, 2009 and includes a term-out feature that allows the Company to extend borrowings under the Credit Facility for an additional one year beyond the expiration date.

The Company anticipates that it may utilize the Credit Facility for short-term funding from time to time. The Company does not believe that any of the covenant requirements in its Credit Facility will impair its ability to obtain funding under the Credit Facility, pay its current level of dividends or obtain loan arrangements, letters of credit and other financial guarantees or other financial accommodations. At May 31, 2008, no borrowings were outstanding under the Credit Facility.

At May 31, 2008, the Company had a $12.6 billion consolidated stockholders’ equity surplus as compared with the Credit Facility’s covenant requirement.

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

The Company funds its balance sheet on a global basis through diverse sources. These sources include the Company’s equity capital; long-term debt; repurchase agreements; U.S., Canadian, European, Japanese and Australian commercial paper; letters of credit; unsecured bond borrowings; deposits; securities lending; buy/sell agreements; municipal reinvestments; promissory notes; and committed and uncommitted lines of credit. Repurchase agreement transactions, securities lending and a portion of the Company’s bank borrowings are made on a collateralized basis and, therefore, provide a more stable source of funding than short-term unsecured borrowings. The Company has active financing programs for both standard and structured products in the U.S., European and Asian markets, targeting global investors and currencies such as the U.S. dollar, euro, British pound, Australian dollar and Japanese yen.

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

The weighted average maturity of the combined fixed income and equity secured financing books was greater than 40 days as of May 31, 2008. Fixed income and equity assets financed via secured funding transactions include cash traded debt and equity securities as well as non securities assets such as trade receivables and loans. Secured financing transactions include traditional repurchase and securities lending transactions, securities borrowed directly against non-cash collateral, pledge transactions, secured loans and other structured secured financings. The Company monitors the maturity terms of the secured financing books as part of its overall liquidity planning and financing capabilities.

On March 11, 2008, the Federal Reserve announced an expansion of its securities lending program to promote liquidity in the financing markets for Treasury and other collateral. Under the Term Securities Lending Facility (“TSLF”), the Federal Reserve will lend up to $200 billion of Treasury securities to primary dealers secured for a term of 28 days (rather than overnight, as in the existing program) by a pledge of other securities, including federal agency debt, federal agency residential-mortgage-backed securities (“MBS”), and non-agency AAA/Aaa-rated private-label residential MBS.

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

Short-Term Debt.    The Company’s unsecured short-term borrowings consist of commercial paper, bank loans, Federal Funds, bank notes and structured notes with maturities of twelve months or less at issuance. The Company has several commercial paper issuance programs and seeks to diversify commercial paper issuance by investor, region and currency by maintaining active programs in North America, Europe and Asia and by monitoring and managing investor concentration limits on a global basis.

The Company maintains a surplus of unused short-term funding sources to withstand unforeseen contractions in credit capacity. In addition, the Company attempts to maintain cash and unhypothecated marketable securities equal to at least 110% of its outstanding short-term unsecured borrowings.

	At May 31, 2008	At November 30, 2007
	(dollars in millions)
Commercial paper	$12,227	$22,596
Other short-term borrowings	11,589	11,899

Total	$23,816	$34,495

Deposits.    The Company’s bank subsidiaries’ primary source of funding includes bank deposit sweeps, federal funds purchased, certificates of deposit, money market deposit accounts, commercial paper and FHLB advances. As of May 31, 2008, the Company’s bank subsidiaries had total deposits of approximately $35 billion, an increase of approximately $4 billion from November 30, 2007.

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

During the six month period ended May 31, 2008, the Company’s long-term financing strategy was driven, in part, by its continued focus on improving its balance sheet strength (evaluated through enhanced capital and liquidity positions). As a result, for the six month period ended May 31, 2008, a principal amount of $37 billion of unsecured debt was issued (of which $9 billion of certain structured notes were not considered to be a component of the Company’s cash capital).

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

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business segment, the Company may be required to provide additional collateral to certain counterparties in the event of a credit ratings downgrade. At May 31, 2008, the amount of additional collateral that could be called by counterparties under the terms of collateral agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was approximately $1,150 million. An additional amount of approximately $1,005 million could be called in the event of a two-notch downgrade. Of these amounts, $2,064 million relates to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

On June 2, 2008, Standard & Poor’s lowered the Company’s short-term debt rating from A-1+ to A-1 and its long-term rating from AA- to A+ and the Rating Outlook remains Negative.

On June 27, 2008 Moody’s Investors Service placed the long-term ratings of the Company and its subsidiaries on review for downgrade. The short-term P-1 ratings of the Company and its guaranteed subsidiaries were affirmed.

As of June 30, 2008, the Company’s senior unsecured credit ratings were as follows:

	Short-Term Debt	Long-Term Debt	Rating Outlook
Dominion Bond Rating Service Limited	R-1 (middle)	AA (low)	Stable
Fitch Ratings	F1+	AA-	Negative
Moody’s Investors Service(1)	P-1	Aa3	Downgrade Review
Rating and Investment Information, Inc.	a-1+	AA	Negative
Standard & Poor’s	A-1	A+	Negative

(1)	The downgrade review applies only to the Company’s long-term debt rating.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements and mortgage lending as of May 31, 2008 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total May 31, 2008
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$10,373	$178	$—	$1	$10,552
Investment activities	1,138	473	21	695	2,327
Primary lending commitments(1)	10,909	9,040	25,093	6,929	51,971
Secondary lending commitments(1)	130	65	276	148	619
Commitments for secured lending transactions	2,432	3,436	2,440	85	8,393
Commitments to enter into reverse repurchase agreements	60,871	—	—	—	60,871
Commercial and residential mortgage-related commitments(1)	4,454	—	—	—	4,454
Underwriting commitments	10,818	—	—	—	10,818
Other commitments(2)	146	13	2	433	594

Total	$101,271	$13,205	$27,832	$8,291	$150,599

(1)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 2 to the condensed consolidated financial statements).
(2)	Other commitments include amounts related to a forward purchase agreement entered into by the Company with a client in connection with a leveraged financing arrangement.

For further description of these commitments, see Note 8 to the condensed consolidated financial statements.

Regulatory Requirements.

The Company is a consolidated supervised entity (“CSE”) as defined by the SEC. As such, the Company is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis and in accordance with the Basel II Accord. The Basel II Accord is designed to be a risk-based capital adequacy approach, which allows for the use of internal estimates of risk components to calculate regulatory capital. As a CSE, the Company is required to notify the SEC if the ratio of total capital to risk weighted assets (“RWAs”) falls below 10%. As of May 31, 2008, the Company was in compliance with its capital requirements with a total capital ratio of 18.6%. In addition, the Company seeks to maintain a ratio of Tier 1 capital to RWAs of at least 6%. This ratio as of May 31, 2008 was 12.4%.

The following table presents the Company’s consolidated capital ratios and allowances as of May 31, 2008 (dollars in millions):

Allowable Capital
Tier 1 capital:
Common shareholders’ equity	$33,393
Qualifying non-cumulative preferred stock	1,100
Qualifying mandatorily convertible trust preferred securities	5,579
Qualifying other junior subordinated debt issued to capital trusts	4,788
Less: Goodwill	(2,707)
Less: Non-servicing intangible assets	(558)
Less: Net deferred tax assets	(3,195)
Less: Debt valuation adjustment	(1,324)

Total tier 1 capital	37,076

Tier 2 capital:
Other components of allowable capital:
Qualifying subordinated debt	4,091
Qualifying long-term debt	14,447

Total tier 2 capital	18,538

Total allowable capital	$55,614

Risk-Weighted Assets
Market risk	$100,268
Credit risk	147,214
Operational risk	51,963

Total	$299,445

Capital Ratios
Total capital ratio	18.6%

Tier 1 capital ratio	12.4%

Total allowable capital is comprised of Tier 1 and Tier 2 capital. Tier 1 capital consists predominantly of common shareholders’ equity as well as qualifying non-cumulative preferred stock, trust preferred securities mandatorily convertible to common equity and other junior subordinated debt issued to trusts less goodwill (excluding minority ownership), non-servicing intangible assets (excluding mortgage servicing rights), net deferred tax assets (recoverable in excess of one year) and debt valuation adjustment (“DVA”). DVA represents the cumulative change in fair value of the Company’s borrowings (for which the fair value option was elected) that was attributable to changes in instrument-specific credit spreads and is included in retained earnings. For a further discussion of fair value see Note 2 to the condensed consolidated financial statements. Tier 2 capital consists of qualifying subordinated and long-term debt. Long-term debt included in Tier 2 capital has a maturity greater than five years and is limited (together with qualifying subordinated debt) to an amount equal to 50 percent of Tier 1 capital, until December 1, 2008 when long-term debt will no longer apply as qualifying Tier 2 capital. The Company’s total capital ratio excluding long-term debt from Tier 2 capital is 13.7%.

As a CSE, the Company calculates its RWAs in accordance with the regulatory capital requirements of the SEC which is consistent with guidelines described under the Basel II Accord. RWAs reflect both on and off balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modelling techniques while maintaining compliance with the regulatory requirements and interpretations.

Market RWAs reflect capital charges attributable to the risk of loss resulting from adverse changes in market prices and other factors. (For a further discussion of the Company’s market risks and Value-at-Risk model, see “Quantitative and Qualitative Disclosures about Market Risk – Risk Management” in Part II, Item 7A of the Form 10-K.) Market RWAs incorporate three components: Systematic risk, Specific risk, and Incremental Default risk (“IDR”). Systematic and Specific risk charges are computed using either a Standardized Approach (applying a fixed percentage to the fair value of the assets) or the Company’s Value-at-Risk model. Capital charges related to IDR are calculated using an IDR model that estimates the loss due to sudden default events affecting traded financial instruments at a 99.9% confidence level. In addition, Market RWAs include assets classified as investments for which capital is computed using a Standardized Approach.

Credit RWAs reflect capital charges attributable to the risk of loss arising from a borrower or counterparty failing to meet its financial obligations. (For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk – Credit Risk” in Part II, Item 7A of the Form 10-K.) Credit RWAs are determined using either an Internal Ratings-based (“IRB”) Approach, which reflects the Company’s internal estimate of a borrower or counterparty’s credit worthiness, or a Standardized Approach. A Standardized Approach is used for certain asset categories, including receivables (e.g., fees, interest and other), premises, equipment and software costs, and other assets where a fixed percentage is applied to the fair value of the assets. Credit capital charges related to certain loans, OTC derivative receivable exposures and security financing transactions are computed using an IRB Approach. Within the IRB Approach, future potential credit exposure resulting from derivative receivables is estimated using an internal model and is the most significant contributor to total Credit RWAs. The risk-reducing effect of hedges related to loan and counterparty exposures is excluded from capital calculations.

Operational risk capital charges are designed to account for the risk of losses due to inadequate or failed internal processes, people and systems, or external events and take into account legal risk. RWAs for operational risk are currently calculated under the Basic Indicator Approach in accordance with Basel II. The Company holds capital equal to the average net revenues over the previous three years using a fixed percentage. (For a further discussion of operational risks, see “Quantitative and Qualitative Disclosures about Market Risk – Operational Risk” in Part II, Item 7A of the Form 10-K.)

The Company also employs an Economic Capital framework, whereby incremental capital for stress losses is held in addition to capital requirements under CSE regulation (see “Liquidity and Capital Resources – Economic Capital” herein).

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

The tables below present the following: the Company’s quarter-end Aggregate (Trading and Non-trading), Trading and Non-trading VaR (see Table 1 below); the Company’s quarterly average, high, and low Trading VaR (see Table 2 below); and the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (95% vs. 99%) for the VaR statistic or a shorter historical time series (four years vs. one year) of market data upon which it bases its simulations (see Table 3 below). Aggregate VaR also incorporates (a) the interest rate risk generated by funding liabilities related to institutional trading positions, (b) public company equity positions recorded as investments by the Company and (c) corporate loan exposures that are awaiting distribution to the market. Investments made by the Company that are not publicly traded are not reflected in the VaR results presented below. Aggregate VaR also excludes certain funding liabilities primarily related to fixed and other non-trading assets as well as the credit spread risk generated by the Company’s funding liabilities. As of May 31, 2008, the notional amount of funding liabilities related to non-trading assets (including premises, equipment and software, goodwill, deferred tax assets and intangible assets) was approximately $7.8 billion, with a duration of approximately 11.6 years. The credit spread risk sensitivity generated by the Company’s funding liabilities (i.e., those funding both trading and non-trading assets) corresponded to an increase in value of approximately $90 million for each +1 basis point (or 1/100th of a percentage point) widening in the Company’s credit spread level as of May 31, 2008.

The table below presents 95%/one-day VaR for each of the Company’s primary risk exposures and on an aggregate basis as of May 31, 2008, February 29, 2008 and November 30, 2007.

	Aggregate (Trading and Non-trading)			Trading			Non-trading
Table 1: 95% Total VaR	95%/One-Day VaR at			95%/One-Day VaR at			95%/One-Day VaR at
Primary Market Risk Category	May 31, 2008	February 29, 2008	November 30, 2007	May 31, 2008	February 29, 2008	November 30, 2007	May 31, 2008	February 29, 2008	November 30, 2007
	(dollars in millions)
Interest rate and credit spread	$90	$83	$52	$64	$74	$45	$57	$33	$33
Equity price	40	36	40	38	35	39	5	6	4
Foreign exchange rate	23	24	24	22	24	25	2	1	1
Commodity price	41	40	34	41	40	34	—	—	—

Subtotal	194	183	150	165	173	143	64	40	38
Less diversification benefit(1)	76	76	67	66	73	65	7	6	5

Total VaR	$118	$107	$83	$99	$100	$78	$57	$34	$33

(1)	Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s Aggregate VaR as of May 31, 2008 was $118 million compared with $107 million as of February 29, 2008. The Company’s Trading VaR at May 31, 2008 was $99 million compared with $100 million as of February 29, 2008. The increase in Aggregate VaR was driven primarily by an increase in Non-trading VaR. The increase in Non-trading VaR was driven predominately by an increase in Non-trading interest rate and credit spread VaR, reflecting additional issuance of long term debt during the quarter as well as higher levels of realized price volatility for interest rate and credit-sensitive products.

The Company views average Trading VaR over a period of time as more representative of trends in the business than VaR at any single point in time. Table 2 below, which presents the high, low and average 95%/one-day Trading VaR during the quarters ended May 31, 2008, February 29, 2008 and November 30, 2007, represents substantially all of the Company’s trading activities. Certain market risks included in the year-end Aggregate VaR discussed above are excluded from these measures (e.g., equity price risk in public company equity positions recorded as principal investments by the Company and certain funding liabilities related to trading positions).

Average Trading VaR for the quarter ended May 31, 2008 increased to $99 million from $97 million for the quarter ended February 29, 2008, primarily driven by an increase in interest rate and credit spread VaR. The increase in interest rate and credit spread VaR was driven by increased realized volatilities in interest rate and credit-sensitive products as well as enhancements to the VaR model to better represent the risk characteristics of securitized products. These changes were partially offset by reductions in risk exposures during the quarter, especially in securitized products.

Table 2: 95% High/Low/Average Trading VaR	Daily 95%/One-Day VaR for the Quarter Ended May 31, 2008			Daily 95%/One-Day VaR for the Quarter Ended February 29, 2008			Daily 95%/One-Day VaR for the Quarter Ended November 30, 2007
Primary Market Risk Category	High	Low	Average	High	Low	Average	High	Low	Average
	(dollars in millions)
Interest rate and credit spread	$77	$54	$66	$74	$42	$59	$68	$40	$53
Equity price	45	33	38	44	31	37	50	31	41
Foreign exchange rate	35	21	28	40	18	30	33	15	25
Commodity price	42	33	39	44	33	38	42	31	35
Trading VaR	108	87	99	110	78	97	107	74	89
Non-trading VaR	58	30	45	48	29	37	61	21	36
Total VaR	122	104	112	116	82	103	123	77	98

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

Table 3: Average 95% and 99% Trading VaR with Four-Year/One-Year Historical Time Series	Average 95%/One-Day VaR for the Quarter Ended May 31, 2008		Average 99%/One-Day VaR for the Quarter Ended May 31, 2008
Primary Market Risk Category	Four-Year Factor History	One-Year Factor History	Four-Year Factor History	One-Year Factor History
	(dollars in millions)
Interest rate and credit spread	$66	$123	$161	$249
Equity price	38	39	58	74
Foreign exchange rate	28	25	45	40
Commodity price	39	32	59	46
Trading VaR	99	127	165	257

In addition, if the Company were to report Trading VaR (using a four-year historical time series) with respect to a 10-day holding period, the Company’s 95% and 99% Average Trading VaR for the quarter ended May 31, 2008 would have been $314 million and $520 million, respectively.

Distribution of VaR Statistics and Net Revenues for the quarter ended May 31, 2008.

As shown in Table 2 above, the Company’s average 95%/one-day Trading VaR for the quarter ended May 31, 2008 was $99 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Trading VaR for the quarter ended May 31, 2008. The most frequently occurring value was between $100 million and $103 million, while for approximately 90% of trading days during the quarter, VaR ranged between $88 million and $106 million.

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

The Company incurred daily trading losses in excess of the 95%/one-day Trading VaR on two days during the quarter ended May 31, 2008. Over the longer term, trading losses are expected to exceed VaR an average of three times per quarter at the 95% confidence level. The Company bases its VaR calculations on the long term (or unconditional) distribution, and therefore evaluates its risk from a longer term perspective, which avoids understating risk during periods of relatively lower volatility in the market.

The histogram below shows the distribution of daily net trading revenue during the quarter ended May 31, 2008 for the Company’s trading businesses (including net interest and non-agency commissions but excluding certain non-trading revenues such as primary, fee-based and prime brokerage revenue credited to the trading businesses). During the quarter ended May 31, 2008, the Company experienced net trading losses on 16 days.

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

The following table presents information about the Company’s corporate loans and commitments as of May 31, 2008. The “total corporate lending exposure” column includes both lending commitments and funded loans. Funded loans represent loans that have been drawn by the borrower and that were outstanding as of May 31, 2008. Lending commitments represent legally binding obligations to provide funding to clients as of May 31, 2008 for both “relationship-driven” and “event-driven” lending transactions. As discussed above, these loans and commitments have varying terms, may be senior or subordinated, may be secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated, traded or hedged by the Company.

At May 31, 2008 and November 30, 2007, the aggregate amount of investment grade loans was $14.5 billion and $13.0 billion, respectively, and the aggregate amount of non-investment grade loans was $10.3 billion and $10.9 billion, respectively. At May 31, 2008 and November 30, 2007, the aggregate amount of lending commitments outstanding was $52.0 billion and $70.2 billion, respectively. In connection with these business activities (which include corporate funded loans and lending commitments), the Company had hedges (which include “single name,” “sector” and “index” hedges) with a notional amount of $36.7 billion and $37.6 billion at May 31, 2008 and November 30, 2007, respectively. The table below shows the Company’s credit exposure from its corporate lending positions and commitments as of May 31, 2008. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements:

Corporate Lending Commitments and Funded Loans

	Years to Maturity				Total Corporate Lending Exposure(2)	Corporate Funded Loans	Total Corporate Lending Commitments
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$832	$60	$1,265	$354	$2,511	$317	$2,194
AA	3,984	564	3,616	330	8,494	538	7,956
A	4,431	4,242	8,243	115	17,031	2,683	14,348
BBB	8,524	5,601	11,717	596	26,438	11,009	15,429

Investment grade	17,771	10,467	24,841	1,395	54,474	14,547	39,927

Non-investment grade	3,631	2,574	4,858	11,302	22,365	10,321	12,044

Total	$21,402	$13,041	$29,699	$12,697	$76,839	$24,868	$51,971

(1)	Obligor credit ratings are determined by the Institutional Credit Department using methodologies generally consistent with those employed by external rating agencies.
(2)	Total corporate lending exposure includes both lending commitments and funded loans. Amounts exclude approximately $37 billion of notional amount of hedges.

“Event-driven” Loans and Commitments

Included in the total corporate lending exposure amounts in the table above is “event-driven” exposure of $16.6 billion comprised of funded loans of $8.1 billion and lending commitments of $8.5 billion. Included in the $16.6 billion of “event-driven” exposure were $12.7 billion of loans and commitments to non-investment grade borrowers that were accepted by the borrowers but not yet closed, including amounts related to Clear Channel Communications, Inc.

Activity associated with the corporate “event-driven” lending exposure during the six month period ended May 31, 2008 was as follows (dollars in millions):

“Event-driven” lending exposures at November 30, 2007	$35,412
Closed commitments	2,423
Withdrawn commitments	(813)
Net reductions, primarily through distributions	(20,307)
Mark-to-market adjustments	(915)
Transfers in from “relationship-driven” lending exposures	754

“Event-driven” lending exposures at May 31, 2008	$16,554

Credit Exposure—Derivatives.    The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position as of May 31, 2008. Fair value represents the risk reduction arising from master netting agreements, where applicable, and, in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned(1)

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$1,410	$2,636	$3,037	$10,405	$(4,365)	$13,123	$12,512
AA	14,188	15,676	6,277	25,484	(39,074)	22,551	18,796
A	7,354	6,239	4,006	10,164	(14,265)	13,498	12,960
BBB	6,754	5,630	1,906	3,075	(5,032)	12,333	10,046
Non-investment grade	9,467	7,121	4,884	4,277	(9,094)	16,655	11,697
Unrated(4)	537	191	63	11	(49)	753	24

Total	$39,710	$37,493	$20,173	$53,416	$(71,879)	$78,913	$66,035

(1)	Fair values shown present the Company’s exposure to counterparties related to the Company’s OTC derivative products. The table does not include the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by the Institutional Credit Department using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.
(4)	In lieu of making an individual assessment of the creditworthiness of unrated companies, the Company makes a determination that the collateral held with respect to such obligations is sufficient to cover a substantial portion of its exposure.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity as of May 31, 2008, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(1)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$7,420	$15,884	$13,300	$50,113	$(46,276)	$40,441	$36,127
Foreign exchange forward contracts and options	8,141	1,395	188	67	(2,337)	7,454	6,613
Equity securities contracts (including equity swaps, warrants and options)	8,836	3,087	465	789	(7,329)	5,848	2,855
Commodity forwards, options and swaps	15,313	17,127	6,220	2,447	(15,937)	25,170	20,440

Total	$39,710	$37,493	$20,173	$53,416	$(71,879)	$78,913	$66,035

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(2)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$6,706	$8,752	$10,320	$29,809	$(34,962)	$20,625
Foreign exchange forward contracts and options	7,279	1,191	198	70	(1,824)	6,914
Equity securities contracts (including equity swaps, warrants and options)	9,116	4,443	1,921	1,303	(3,474)	13,309
Commodity forwards, options and swaps	14,850	11,385	3,439	2,728	(11,420)	20,982

Total	$37,951	$25,771	$15,878	$33,910	$(51,680)	$61,830

(1)	Since these amounts are liabilities of the Company, they do not result in credit exposures.
(2)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral paid is netted on a counterparty basis, provided legal right of offset exists.

The Company’s derivatives (both listed and OTC) at May 31, 2008 and November 30, 2007 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At May 31, 2008		At November 30, 2007
Product Type	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$40,548	$20,857	$33,804	$19,515
Foreign exchange forward contracts and options	7,454	6,914	7,755	9,372
Equity securities contracts (including equity swaps, warrants and options)	18,583	26,924	19,913	27,887
Commodity forwards, options and swaps	25,720	22,744	15,531	14,830

Total	$92,305	$77,439	$77,003	$71,604

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

Country Exposure.    At May 31, 2008, primarily based on the domicile of the counterparty, approximately 7% of the Company’s credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivatives contracts) was to emerging markets, and no one emerging market country accounted for more than 2% of the Company’s credit exposure. The Company defines emerging markets to include generally all countries that are not members of the Organization for Economic Co-operation and Development and includes as well the Czech Republic, Hungary, Korea, Mexico, Poland, the Slovak Republic and Turkey but excludes countries rated AA and Aa2 or above by Standard & Poor’s and Moody’s Investors Service, respectively.

The following tables show the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by country as of May 31, 2008:

Country	Corporate Lending Exposure
United States	58%
United Kingdom	12
Germany	6
Bermuda	4
Other	20

Total	100%

Country	OTC Derivative Products
United States	31%
Cayman Islands	10
United Kingdom	10
Germany	6
Italy	5
Canada	4
France	4
Other	30

Total	100%

Industry Exposure.     At May 31, 2008, the Company’s material credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivatives contracts) was to entities engaged in the following industries: financial institutions, utilities, consumer-related entities, energy-related entities, sovereign and telecommunications.

The followings tables show the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by industry as of May 31, 2008:

Industry	Corporate Lending Exposure
Consumer-related entities	18%
Utilities-related	12
Telecommunications	10
Financial institutions	9
General industrials	8
Media-related entities	8
Energy-related entities	6
Technology-related industries	5
Other	24

Total	100%

Industry	OTC Derivative Products
Financial institutions	36%
Sovereign entities	15
Energy-related entities	11
Utilities-related entities	10
Insurance	8
Other	20

Total	100%

Credit Derivatives

A credit derivative is a contract between a seller (guarantor) and buyer (beneficiary) of protection against the risk of a credit event occurring on a set of debt obligations issued by a specified reference entity. The beneficiary pays a periodic premium (typically quarterly) over the life of the contract and is protected for the period. If a credit event occurs, the guarantor is required to make payment to the beneficiary based on the terms of the credit derivative contract. Credit events include bankruptcy, dissolution or insolvency of the referenced entity, failure to pay, obligation acceleration, repudiation, and payment moratorium. Debt restructurings are also considered a credit event in some cases. In certain transactions referenced to a portfolio of referenced entities or asset-backed securities, deductibles and caps may limit the guarantor’s obligations.

The Company trades in a variety of derivatives and may either purchase or write protection on a single name or portfolio of referenced entities. The Company actively monitors its counterparty credit risk related to credit derivatives. A majority of the Company’s counterparties are banks, broker dealers and insurance and other financial institutions. Contracts with these counterparties do not include ratings-based termination events but do include counterparty rating downgrades, which may result in additional collateral being required by the Company. A number of the significant counterparties are to monoline insurers. For further information on the Company’s exposure to monoline insurers, see “Impact of Credit Market Events—Monolines” herein. The master agreements with these monoline insurance counterparties are generally unsecured, and the few ratings-based triggers (if any) generally provide the Company the ability to terminate only upon significant downgrade. As with all derivative contracts, the Company considers counterparty credit risk in the valuation of its positions and recognizes credit valuation adjustments as appropriate.

The following table summarize the key characteristics of the Company’s credit derivative portfolio by counterparty as of May 31, 2008. The market values shown in the table below are before the application of any netting agreements, cash collateral and credit value adjustments.

	As of May 31, 2008
	Market Values		Notionals
	Receivable	Payable	Beneficiary	Guarantor
	(dollars in millions)
Banks	$141,774	$135,306	$3,253,130	$3,268,970
Broker dealers	67,465	67,613	1,310,918	1,353,473
Insurance and other financial institutions	42,896	36,386	729,643	691,554
Monoline insurers	3,608	10	34,013	10
Non-financial entities	455	540	2,128	4,310

Total	$256,198	$239,855	$5,329,832	$5,318,317

Item 4.	Controls and Procedures.

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

Part II—Other Information.

Item 1. Legal Proceedings.

In addition to the matters described in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (the “Form 10-K”), the Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2008 (the “First Quarter Form 10-Q”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

(a) The following are new matters reported by the Company:

Auction Rate Securities Matters.

On March 25, 2008, a putative class action complaint, Miller v. Morgan Stanley & Co. Incorporated, was filed in the United States District Court for the Southern District of New York (the “SDNY”) purportedly on behalf of persons who acquired auction rate securities from the Company from March 25, 2003 through February 13, 2008 and who were allegedly damaged thereby. The complaint alleges, among other things, that the Company failed to disclose material facts with respect to auction rate securities and thereby violated Section 10(b) of the Exchange Act and SEC Rule 10b-5. The complaint seeks damages, attorneys’ fees, and rescission. On March 31, 2008, a similar action, Jamail v. Morgan Stanley, et al., was filed in the same court seeking damages, attorneys’ fees and equitable and/or injunctive relief. On May 28, 2008, a third putative class action, Bartholomew v. Morgan Stanley et al., was filed in the SDNY purportedly on behalf of individuals who allegedly had their auction rate securities “frozen” by the Company and who have been damaged thereby. The complaint alleges, among other things, that the Company made misrepresentations and omissions with respect to auction rate securities and breached a fiduciary duty to the putative class by failing to participate in auctions and asserts claims under the Investment Advisers Act of 1940 and state law. The complaint seeks damages, disgorgement, attorneys’ fees, and a declaration that the Company’s auction rate securities transactions with the putative class members are void.

The Company has also received requests for documents and information from various government agencies regarding auction rate securities and is cooperating with the investigations.

(b) The following developments have occurred with respect to certain matters previously reported in the Form 10-K and the First Quarter Form 10-Q:

IPO Allocation Matters.

On March 26, 2008, the underwriter defendants’ joint motion to dismiss the second consolidated amended complaint in In re Initial Public Offering Securities Litigation was denied, except as to claims brought under Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), by those plaintiffs who sold securities for a price in excess of the initial offering price and by those plaintiffs who purchased outside the previously certified class period.

Subprime-related Matters.

The Company has been named as a defendant in several putative class action lawsuits brought under Sections 11 and 12 of the Securities Act related to the Company’s role as a member of the syndicates that underwrote offerings of securities and mortgage pass through certificates for certain entities that have been exposed to subprime and other mortgage-related losses. These putative class actions include lawsuits related to: (i) New Century Financial Corp., pending in the United States District Court for the Central District of California (the “Central District of California”); (ii) Countrywide Financial Corp. and its affiliates, one consolidated lawsuit is pending in the Central District of California and two other lawsuits are pending in the Superior Court of the State of California in Los Angeles; (iii) Merrill Lynch & Co., Inc., pending in the SDNY; (iv) Wachovia Corporation, pending in the United States District Court for the Eastern District of New York; (v) Washington Mutual, Inc., pending in the United States District Court for the Western District of Washington; and (vi) Fifth Third Bancorp, pending in the United States District Court for the Southern District of Ohio.

The Company, along with a number of other financial institutions, has been named as a defendant in a lawsuit brought by the City of Cleveland, Ohio, alleging that defendants’ activities in connection with securitizations of subprime loans created a “public nuisance” in Cleveland. The lawsuit has been removed to United States District Court for the Northern District of Ohio. The City of Cleveland has moved to remand the action to state court.

(c) The following matter was terminated during the quarter ended May 31, 2008:

IPO Fee Litigation.

In May 2008, the Company participated in a joint settlement by all defendants of the matters captioned In re Public Offering Fee Antitrust Litigation and In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation. The settlement has concluded and both cases have been dismissed.

Item 1A. Risk Factors.

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended May 31, 2008.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (March 1, 2008—March 31, 2008)
Share Repurchase Program (A)	—	—	—	$2,271
Employee Transactions (B)	205,185	$46.86	N/A	N/A

Month #2 (April 1, 2008—April 30, 2008)
Share Repurchase Program (A)	—	—	—	$2,271
Employee Transactions (B)	81,565	$48.91	N/A	N/A

Month #3 (May 1, 2008—May 31, 2008)
Share Repurchase Program (A)	—	—	—	$2,271
Employee Transactions (B)	38,907	$44.67	N/A	N/A

Total
Share Repurchase Program (A)	—	—	—	$2,271
Employee Transactions (B)	325,657	$46.96	N/A	N/A

(A)	On December 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $6 billion of the Company’s outstanding stock under a new share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date.
(B)	Includes: (1) shares withheld, delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee and director stock compensation plans) who exercised options; (2) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; and (3) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units. The Company’s employee and director stock compensation plans provide that the value of the shares withheld, delivered or attested shall be valued using the fair market value of the Company common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

Item 4. Submission of Matters to a Vote of Security Holders.

Information regarding the submission of matters to a vote of security holders under Item 8.01 of the Company’s Current Report on Form 8-K filed on April 10, 2008 is incorporated by reference herein.

Item 6. Exhibits.

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
Paul C. Wirth Controller and Principal Accounting Officer

Date: July 9, 2008

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended May 31, 2008

Exhibit No.	Description
10.1	Select Employees’ Capital Accumulation Program as amended and restated as of May 7, 2008.

10.2	Morgan Stanley 2007 Notional Leveraged Co-Investment Plan as amended as of June 17, 2008.

10.3	Morgan Stanley 2006 Notional Leveraged Co-Investment Plan as amended as of June 17, 2008.

11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 10 to the Condensed Consolidated Financial Statements (Earnings per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated July 9, 2008, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

E-1