Form 10-Q
period 2008-08-31
MORGAN STANLEY
filed 2008-10-09
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

As of September 30, 2008, there were 1,061,983,111 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended August 31, 2008

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

iii

Part I—Financial Information.

Item 1. Financial	Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

	August 31, 2008	November 30, 2007
	(unaudited)
Assets
Cash and cash equivalents	$23,702	$25,598
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements (including securities at fair value of $21,775 at August 31, 2008 and $31,354 at November 30, 2007)	58,798	61,608
Financial instruments owned, at fair value (approximately $141 billion and $131 billion were pledged to various parties at August 31, 2008 and November 30, 2007, respectively):
U.S. government and agency securities	28,955	23,887
Other sovereign government obligations	36,036	21,606
Corporate and other debt	118,886	147,724
Corporate equities	81,311	87,377
Derivative and other contracts	87,580	77,003
Investments	14,799	14,270
Physical commodities	3,988	3,096

Total financial instruments owned, at fair value	371,555	374,963
Securities received as collateral, at fair value	19,235	82,229
Collateralized agreements:
Securities purchased under agreements to resell	179,540	126,887
Securities borrowed	241,051	239,994
Receivables:
Customers	48,052	76,352
Brokers, dealers and clearing organizations	7,308	16,011
Other loans	3,050	11,629
Fees, interest and other	7,479	8,320
Other investments	3,864	4,524
Premises, equipment and software costs, at cost (net of accumulated depreciation of $3,434 at August 31, 2008 and $3,449 at November 30, 2007)	5,004	4,372
Goodwill	2,961	3,024
Intangible assets (net of accumulated amortization of $275 at August 31, 2008 and $175 at November 30, 2007) (includes $278 at fair value at August 31, 2008 and $428 at fair value at November 30, 2007)	1,035	1,047
Other assets	14,769	8,851

Total assets	$987,403	$1,045,409

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

(dollars in millions, except share data)

	August 31, 2008	November 30, 2007
	(unaudited)
Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings (includes $3,858 at fair value at August 31, 2008 and $3,068 at fair value at November 30, 2007)	$14,159	$34,495
Deposits (includes $3,769 at fair value at November 30, 2007)	36,774	31,179
Financial instruments sold, not yet purchased, at fair value:
U.S. government and agency securities	10,219	8,221
Other sovereign government obligations	17,767	15,627
Corporate and other debt	11,394	7,592
Corporate equities	42,180	30,899
Derivative and other contracts	68,401	71,604
Physical commodities	464	398

Total financial instruments sold, not yet purchased, at fair value	150,425	134,341
Obligation to return securities received as collateral, at fair value	19,235	82,229
Collateralized financings:
Securities sold under agreements to repurchase	122,801	162,840
Securities loaned	33,979	110,423
Other secured financings, at fair value	22,720	27,772
Payables:
Customers	315,289	203,453
Brokers, dealers and clearing organizations	6,477	10,454
Interest and dividends	3,193	1,724
Other liabilities and accrued expenses	24,259	24,606
Long-term borrowings (includes $43,114 at fair value at August 31, 2008 and $38,392 at fair value at November 30, 2007)	202,327	190,624

	951,638	1,014,140

Commitments and contingencies
Shareholders’ equity:
Preferred stock	1,100	1,100
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at August 31, 2008 and November 30, 2007;
Shares issued: 1,211,701,552 at August 31, 2008 and November 30, 2007; Shares outstanding: 1,109,155,431 at August 31, 2008 and 1,056,289,659 at November 30, 2007	12	12
Paid-in capital	615	1,902
Retained earnings	40,698	38,045
Employee stock trust	7,354	5,569
Accumulated other comprehensive loss	(380)	(199)
Common stock held in treasury, at cost, $0.01 par value;
102,546,121 shares at August 31, 2008 and 155,411,893 shares at November 30, 2007	(6,280)	(9,591)
Common stock issued to employee trust	(7,354)	(5,569)

Total shareholders’ equity	35,765	31,269

Total liabilities and shareholders’ equity	$987,403	$1,045,409

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues:
Investment banking	$1,146	$1,659	$3,304	$4,799
Principal transactions:
Trading	2,604	1,381	7,397	10,377
Investments	(453)	558	(1,263)	2,442
Commissions	1,070	1,264	3,424	3,392
Asset management, distribution and administration fees	1,423	1,701	4,437	4,776
Interest and dividends	9,792	14,405	33,874	43,976
Other	1,117	262	3,233	855

Total revenues	16,699	21,230	54,406	70,617
Interest expense	8,650	13,272	31,525	42,141

Net revenues	8,049	7,958	22,881	28,476

Non-interest expenses:
Compensation and benefits	3,695	3,596	10,726	13,365
Occupancy and equipment	309	279	924	818
Brokerage, clearing and exchange fees	378	459	1,270	1,186
Information processing and communications	302	302	919	865
Marketing and business development	168	190	558	542
Professional services	457	507	1,308	1,436
Other	792	360	1,568	1,019

Total non-interest expenses	6,101	5,693	17,273	19,231

Income from continuing operations before gains (losses) from unconsolidated investees and income taxes	1,948	2,265	5,608	9,245
Gains (losses) from unconsolidated investees	8	(19)	29	(65)
Provision for income taxes	531	772	1,635	3,029

Income from continuing operations	1,425	1,474	4,002	6,151
Discontinued operations:
Net gain from discontinued operations	—	111	—	1,024
Provision for income taxes	—	42	—	378

Net gain on discontinued operations	—	69	—	646

Net income	$1,425	$1,543	$4,002	$6,797

Preferred stock dividend requirements	$11	$17	$42	$50

Earnings applicable to common shareholders	$1,414	$1,526	$3,960	$6,747

Earnings per basic common share:
Income from continuing operations	$1.36	$1.45	$3.83	$6.08
Gain on discontinued operations	—	0.07	—	0.65

Earnings per basic common share	$1.36	$1.52	$3.83	$6.73

Earnings per diluted common share:
Income from continuing operations	$1.32	$1.38	$3.72	$5.79
Gain on discontinued operations	—	0.06	—	0.61

Earnings per diluted common share	$1.32	$1.44	$3.72	$6.40

Average common shares outstanding:
Basic	1,042,541,501	1,002,330,181	1,033,829,591	1,002,687,312

Diluted	1,072,015,729	1,057,495,875	1,065,689,131	1,053,683,836

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in
millions)

Three Months Ended August 31,

Nine Months Ended August 31,

2008

2007

2008

2007

(unaudited)

(unaudited)

Net income

$
1,425

$
1,543

$
4,002

$
6,797

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments(1)

(169
)

97

(206
)

—

Net change in cash flow hedges(2)

3

4

12

15

Unrealized losses on securities available for sale(3)

—

(77
)

—

(77
)

Minimum pension liability adjustment(4)

—

—

—

2

Net amortization of actuarial loss(5)

5

—

14

—

Net amortization of prior-service credit(6)

(2
)

—

(4
)

—

Comprehensive income

$
1,262

$
1,567

$
3,818

$
6,737

(1)
Amounts are net of provision for (benefit from) income taxes of $219 million and $(25) million for the quarters ended August 31, 2008 and 2007, respectively. Amounts are net of provision for (benefit from) income taxes of $150 million and $(12) million for the nine month periods ended August 31, 2008 and 2007, respectively.

(2)
Amounts are net of provision for income taxes of $5 million and $7 million for the quarters ended August 31, 2008 and 2007, respectively. Amounts are net of provision for income taxes of $9 million and $14 million for the nine month periods ended August 31, 2008 and 2007, respectively.

(3)
Amount is net of (benefit from) income taxes of $(51) million for the quarter and nine month period ended August 31, 2007.

(4)
Amount is net of provision for income taxes of $2 million for the nine month period ended August 31, 2007.

(5)
Amount is net of provision for income taxes of $4 million for the quarter ended August 31, 2008.

Amount is net of provision for income taxes of $10 million for the nine month period ended August 31, 2008.

(6)
Amount is net of (benefit from) income taxes of $(1) million for the quarter ended August 31, 2008.

Amount is net of (benefit from) income taxes of $(3) million for the nine month period ended August 31, 2008.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

Nine Months Ended August 31,

2008

2007

(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income

$
4,002

$
6,797

Adjustments to reconcile net income to net cash used for operating activities:

(Gains) losses from unconsolidated investees

(29
)

65

Compensation payable in common stock and options

1,672

2,132

Depreciation and amortization

309

478

Provision for consumer loan losses

—

472

Gains on business dispositions

(2,232
)

(168
)

Changes in assets and liabilities:

Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements

3,003

(13,661
)

Financial instruments owned, net of financial instruments sold, not yet purchased

23,870

(41,680
)

Securities borrowed

(1,057
)

42,599

Securities loaned

(76,444
)

(5,112
)

Receivables and other assets

41,018

(24,532
)

Payables and other liabilities

103,832

45,146

Securities purchased under agreements to resell

(52,653
)

(1,123
)

Securities sold under agreements to repurchase

(40,039
)

(14,212
)

Net cash provided by (used for) operating activities

5,252

(2,799
)

CASH FLOWS FROM INVESTING ACTIVITIES

Net (payments for) proceeds from:

Premises, equipment and software costs

(1,123
)

(1,228
)

Business acquisitions, net of cash acquired

(174
)

(1,169
)

Business dispositions

2,303

476

Net principal disbursed on consumer loans

—

(4,776
)

Sales of consumer loans

—

5,301

Purchases of securities available for sale

—

(13,194
)

Sales of securities available for sale

—

4,216

Net cash provided by (used for) investing activities

1,006

(10,374
)

CASH FLOWS FROM FINANCING ACTIVITIES

Net (payments for) proceeds from:

Short-term borrowings

(20,336
)

4,624

Derivatives financing activities

436

298

Other secured financings

(5,052
)

(14,663
)

Deposits

5,595

15,188

Tax benefits associated with stock-based awards

47

242

Net proceeds from:

Issuance of common stock

383

784

Issuance of long-term borrowings

37,554

54,426

Issuance of junior subordinated debentures related to China Investment Corporation

5,579

—

Payments for:

Repayments of long-term borrowings

(31,258
)

(21,970
)

Redemption of Capital Units

—

(66
)

Repurchases of common stock through capital management share repurchase program

—

(3,237
)

Repurchases of common stock for employee tax withholding

(86
)

(282
)

Cash distribution in connection with the Discover Spin-off

—

(5,615
)

Cash dividends

(935
)

(913
)

Net cash (used in) provided by financing activities

(8,073
)

28,816

Effect of exchange rate changes on cash and cash equivalents

(81
)

339

Net (decrease) increase in cash and cash equivalents

(1,896
)

15,982

Cash and cash equivalents, at beginning of period

25,598

20,606

Cash and cash equivalents, at end of period

$
23,702

$
36,588

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $30,217 million and $41,434 million for the nine month periods ended August 31, 2008 and 2007, respectively.

Cash payments for income taxes were $671 million and $2,764 million for the nine month periods ended August 31, 2008 and 2007, respectively.

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

Discontinued Operations.

Discover.    On June 30, 2007, the Company completed the spin-off (the “Discover Spin-off”) of its business segment Discover
Financial Services (“DFS”). The results of DFS through the date of the Discover Spin-off are reported as discontinued operations for all periods presented.

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
Commission revenues are recognized in the accounts on trade date.

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

Fair Value Option.    The Company adopted the provisions of SFAS No. 159 effective December 1, 2006. SFAS No. 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

new basis of accounting for that instrument. The Company applies the fair value option for certain eligible instruments, including certain loans and loan commitments, certain equity method investments, certain structured notes and certain junior subordinated debentures, certain commercial paper and other short-term borrowings, certain certificates of deposits and certain Other secured financings.

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

In determining fair value, the Company uses various valuation approaches. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the
Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

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

Examples of assets and liabilities currently utilizing Level 1 inputs are: most U.S. Government securities;
certain U.S. agency securities; certain other sovereign government obligations; and exchange-traded equity securities and listed derivatives that are actively traded.

•

  Level 2—Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Examples of assets and liabilities currently utilizing Level 2 inputs are: certain U.S. agency securities;
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

Examples of assets and liabilities currently utilizing Level 3 inputs are: certain corporate loans and loan commitments; certain residential and commercial mortgage-related instruments (including loans, securities and derivatives); real estate and private equity investments; mortgage servicing rights; and long-dated or complex OTC derivatives.

The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Fair value for many cash and OTC contracts is derived using pricing models. Pricing models take into account the contract terms (including maturity) as well as multiple inputs, including, where applicable, commodity prices, equity prices, interest rate yield curves, credit curves, creditworthiness of the counterparty, option volatility and currency rates. In accordance with SFAS
No. 157, the impact of the Company’s own credit spreads is also considered when measuring the fair value of liabilities, including OTC derivative contracts. Where appropriate, valuation adjustments are made to account for various factors such as liquidity risk (bid-ask adjustments), credit quality, concentration risk and model risk. These adjustments are subject to judgment, are applied on a consistent basis and are based upon observable inputs where available. The Company subjects all valuations and models to a review process on a periodic basis.

Financial Instruments Owned/Financial Instruments Sold, Not Yet Purchased—U.S.
Government and Agency Securities

•

U.S. Government Securities.    U.S. government securities are valued using quoted market prices. Valuation adjustments are not applied.
Accordingly, U.S. government securities are categorized in Level 1 of the fair value hierarchy.

•

U.S. Agency Securities.    U.S. agency securities are comprised of two main categories consisting of agency issued debt and mortgage pass-throughs. Non-callable agency issued debt securities are generally valued using quoted market prices. Callable agency issued debt securities are valued through benchmarking model derived prices to quoted market prices and trade data for identical or comparable securities. Mortgage pass-throughs include To-be-announced (“TBA”) securities and mortgage pass-through certificates. TBA securities are generally valued using quoted market prices or are benchmarked thereto. Fair value of mortgage pass-through certificates are model driven with respect to the comparable TBA security. Actively traded non-callable agency issued debt securities and TBA securities are categorized in Level 1 of the fair value hierarchy. Callable agency issued debt securities and mortgage pass-through certificates are categorized in Level 2 of the fair value hierarchy.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Financial Instruments Owned/Financial Instruments Sold, Not Yet Purchased—Other Sovereign Government
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

Financial Instruments Owned/Financial Instruments Sold, Not Yet Purchased—Corporate and Other Debt

•

Corporate Bonds.    The fair value of corporate bonds is estimated using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads. The spread data used are for the same maturity as the bond. If the spread data does not reference the issuer, then data that reference a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name credit default swap spreads and recovery rates based on collateral values as key inputs. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy; in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy.

•

Corporate Loans and Loan Commitments.    The fair value of corporate loans is estimated using recently executed transactions, market price quotations (where observable) and market observable credit default swap spread levels along with proprietary valuation models and default recovery analysis where such transactions and quotations are unobservable. The fair value of contingent corporate loan commitments is estimated by using executed transactions on comparable loans and the anticipated market price based on pricing indications from syndicate banks and customers. The valuation of these commitments also takes into account certain fee income. Corporate loans and loan commitments are generally categorized in Level 2 of the fair value hierarchy; in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy.

•

Municipal Bonds.    The fair value of municipal bonds is estimated using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rates, bond or credit default swap spreads and volatility. These bonds are generally categorized in Level 2 of the fair value hierarchy.

•

Mortgage Loans.    Mortgage loans are valued using prices based on trade data for identical or comparable instruments.
Where this data does not exist, such loans are valued based on origination price and collateral performance (credit events) since origination. Due to the subjectivity involved in the price derivation, the majority of loans are classified in Level 3 of the fair value hierarchy.

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

•

Auction Rate Securities (“ARS”).    The Company primarily holds investments in Student Loan Auction Rate Securities
(“SLARS”) and Municipal Auction Rate Securities (“MARS”) with interest rates that are reset through periodic auctions. SLARS are ABS backed by pools of student loans. MARS are municipal bonds often backed by municipal bond insurance. Due to the auction mechanism and generally liquid markets, ARS have historically traded and were valued at par. Beginning in fiscal year 2008, uncertainties

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

in the credit markets have resulted in auctions failing for certain types of ARS. Once the auctions failed, ARS could no longer be valued using observations of auction market prices. Accordingly, the fair value of ARS is determined using independent external market data where available and an internally developed methodology to discount for the lack of liquidity and non-performance risk in the current market environment.

The key drivers that impact the valuation of SLARS are the amount of leverage in each structure, credit rating and liquidity considerations.

The key drivers that impact the valuation of MARS are
independent external market data, quality of underlying issuers and evidence of issuer calls. To the extent the valuation technique relies exclusively on observable external data, ARS are classified in Level 2;
otherwise they are categorized in Level 3 of the fair value hierarchy.

•

Retained Interests in Securitization Transactions.    Fair value for retained interests in securitized financial assets (in the form of one or more tranches of the securitization ) are determined using observable prices or, in cases where observable prices are not available for certain retained interests, the Company estimates fair value based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved.
When observable prices are available, retained interests are categorized in Level 2 of the fair value hierarchy. When unobservable inputs are significant to the fair value measurement, albeit generally supportable by historical and actual benchmark data, retained interests are categorized in Level 3 of the fair value hierarchy.

Financial Instruments Owned/Financial
Instruments Sold, Not Yet Purchased—Corporate Equities

•

Exchange-Traded Equity Securities.    Exchange-traded equity securities are generally valued based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized in Level 1 of the fair value hierarchy.

Financial Instruments Owned/Financial Instrument Sold, Not Yet Purchased—Derivative and Other Contracts

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

Financial
Instruments Owned—Investments

•

Investments in Private Equity and Real Estate.    The Company’s investments in private equity and real estate take the form of direct private equity investments and investments in private equity and real estate funds. Initially, the transaction price is generally considered by the Company as the exit price and is the Company’s best estimate of fair value. Thereafter, valuation is based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable company transactions, performance multiples and changes in market outlook, among other factors. These nonpublic investments are included in Level 3 of the fair value hierarchy because they trade infrequently, and, therefore, the fair value is unobservable.

Financial Instruments Owned/Financial Instruments Sold, Not Yet Purchased—Physical Commodities. The
Company trades various physical commodities, including crude oil and refined products, metals and agricultural

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

•

Structured Notes.    The Company issues structured notes that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities. Fair value of structured notes is estimated using valuation models described in this section for the derivative and debt features of the notes. These models incorporate observable inputs referencing identical or comparable securities, including prices that the notes are linked to, interest rate yield curves, option volatility and currency rates. The impact of the Company’s own credit spreads is also included based on the Company’s observed secondary bond market spreads. Most structured notes are categorized in Level 2 of the fair value hierarchy.

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

Hedge Accounting.

The Company applies hedge accounting for hedges involving various derivative financial instruments and non-U.S. dollar-denominated debt used to hedge interest rate, foreign exchange and credit risk arising from assets and liabilities not held at fair value. These derivative financial instruments are included within Financial instruments owned—Derivative and other contracts or
Financial instruments sold, not yet purchased—Derivative and other contracts in the condensed consolidated statements of financial condition.

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

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least monthly. The impact of hedge ineffectiveness on the condensed consolidated statements of income, primarily related to fair value hedges, was a gain of $119 million and $233 million for the quarter and nine month period ended August 31, 2008, respectively, and a gain of $67 million and $133 million for the quarter and nine month period ended August 31, 2007, respectively. The amount excluded from the assessment of hedge effectiveness was immaterial. If a derivative is de-designated as a hedge, it is thereafter accounted for as a financial instrument used for trading.

Fair Value Hedges—Interest Rate Risk.    In the first quarter of fiscal 2007, the Company began using regression analysis to perform an ongoing prospective and retrospective assessment of the effectiveness of these hedging

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Condensed Consolidated Statements of Cash Flows.

For purposes of these statements, cash and cash equivalents consist of cash and highly liquid investments not held for resale with maturities, when purchased, of three months or less. In connection with business acquisitions, the Company assumed liabilities of $77 million and $7,704 million in the nine month periods ended
August 31, 2008 and 2007, respectively. At May 31, 2008, the Company consolidated Crescent Real Estate Equities Limited Partnership (“Crescent”) assets and liabilities of approximately $4.7 billion and $3.9 billion, respectively.

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

Gains (losses) from Unconsolidated Investees.

The Company
invests in unconsolidated investees that provide funds to develop low income communities, renewable energy sources and other structured transactions. These structures provide the Company with tax benefits and are not integral to the operations of the Company. The Company accounts for these investments under the equity method with net gains and losses from these investments recorded within Gains (losses) from unconsolidated investees and the applicable tax credits, expenses and benefits recorded within Provision for income taxes.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Accounting Developments.

Accounting for Uncertainty in Income Taxes.    In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for
Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48 on December 1, 2007, the Company recorded a cumulative effect adjustment of approximately $92 million as a decrease to the opening balance of Retained earnings as of December 1, 2007 (see Note 13).

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

Offsetting of Amounts Related to Certain Contracts.    In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1,
“Amendment of FASB Interpretation No. 39”, (“FSP FIN 39-1”). FSP FIN 39-1 amends certain provisions of FIN 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset fair value amounts recognized for cash collateral receivables or payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. In accordance with the provisions of FSP
FIN 39-1, the Company offset cash collateral receivables and payables against net derivative positions as of August 31, 2008. The adoption of FSP FIN 39-1 on December 1, 2007 did not have a material impact on the Company’s condensed consolidated financial statements.

Dividends on Share-Based Payment Awards.    In June 2007, the Emerging Issues Task Force
(“EITF”) reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”). EITF No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to its income tax provision. EITF Issue
No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007 and interim periods within those years. The Company does not expect the adoption of EITF No. 06-11 to have a material impact on the Company’s condensed consolidated financial statements.

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
SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Noncontrolling Interests.    In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial
Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after
December 15, 2008. However, the presentation and disclosure requirements are to be applied retrospectively. The Company is currently evaluating the potential impact of adopting SFAS No. 160.

ASF Framework.    In December 2007, the American Securitization Forum (“ASF”) issued the “Streamlined Foreclosure and Loss
Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans” (the “ASF Framework”). The overall purpose of the ASF Framework is to provide recommended guidance for servicers to streamline borrower evaluation procedures and to facilitate the effective use of all forms of foreclosure and loss prevention efforts, including refinancings, forbearances, workout plans, loan modifications, deeds-in-lieu and short sales or short payoffs. The ASF Framework is focused on certain subprime first-lien adjustable rate residential mortgage loans (“subprime ARM loans”).

The Company adopted the ASF Framework during the
first quarter of fiscal 2008, but has not yet modified a significant volume of loans using the ASF Framework. As of August 31, 2008, the Company modified approximately 1,060 subprime ARM loans eligible for fast track loan modification pursuant to the ASF Framework (“eligible subprime ARM loans”) with an aggregate unpaid principal balance of approximately $224 million.

The Company
estimates that the aggregate unpaid principal balance of eligible subprime ARM loans in Company-sponsored QSPEs at August 31, 2008 (including loans that are not serviced by the Company) was approximately $3.5 billion. The classification of a subprime ARM loan depends on several factors, including the delinquency status of the loan, the credit strength of the borrower, the value of the real estate securing the loan and the level of interest rates.

The Company does not expect that its application of the ASF Framework will impact the off-balance sheet status of Company-sponsored QSPEs that hold eligible subprime ARM loans and currently expects the potential impact on its condensed consolidated statements of income to be immaterial. The total amount of assets owned by Company-sponsored QSPEs that hold subprime ARM loans (including those loans that are not serviced by the Company) as of August 31, 2008, was approximately $36.6 billion. Of this amount, approximately $14.5 billion relates to subprime ARM loans serviced by the Company. The Company’s retained interests in Company sponsored QSPEs that hold subprime ARM loans totaled approximately $33 million as of August 31, 2008.

Transfers of Financial Assets and Repurchase Financing
Transactions.    In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS No. 140-3”). The objective of FSP FAS
140-3 is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing. Under the guidance in FSP FAS 140-3, there is a presumption that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) for purposes of evaluation under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”
(“SFAS No. 140”). If certain

18

3

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

criteria are met, however, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP FAS 140-3 is effective for fiscal years and interim periods beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP FAS 140-3 to have a material impact on the Company’s condensed consolidated financial statements.

Disclosures about Derivative Instruments and Hedging
Activities.    In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 will be effective for fiscal years and interim periods beginning after November 15, 2008.

Determination of the Useful Life of Intangible Assets.    In April 2008, the FASB
issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 removes the requirement of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS
No. 142”) for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of adopting FSP FAS 142-3.

Earnings Per Share.    In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether
Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the potential impact of adopting FSP EITF 03-6-1.

Instruments Indexed to an Entity’s Own
Stock.    In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF
No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of adopting EITF No. 07-5.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Disclosures about Credit Derivatives.    In September 2008, the FASB issued FSP FAS 133-1
and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS
133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. FSP FAS 133-1 and FIN 45-4 will be effective for the Company’s fiscal 2008 annual consolidated financial statements.

Fair Value Measurements.    On October 3, 2008, the FASB issued the proposed FSP FAS 157-d, “Determining Fair Value in a Market That
Is Not Active” (“FSP FAS 157-d”), on an expedited basis to help constituents measure fair value in markets that are not active. FSP FAS 157-d is expected to be consistent with the joint press release the FASB issued with the Securities and Exchange Commission (“SEC”) on September 30, 2008, which provides general clarification guidance on determining fair value under SFAS No. 157 when markets are inactive. The FASB is expected to meet on October 10,
2008, to review comments received and vote on a final FSP which would be effective upon issuance. The Company will evaluate the impact of adopting the final FSP once issued.

Transfers of Financial Assets and Extinguishments of Liabilities and Consolidation of Variable Interest Entities.    In September 2008, the FASB issued for comment revisions to SFAS
No. 140 and FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities.” The changes proposed include a removal of the scope exemption from FIN 46R for QSPEs, a revision of the current risks and rewards-based FIN 46R consolidation model to a qualitative model based on control and a requirement that consolidation of VIEs be reevaluated on an ongoing basis. Although the revised standards have not yet been finalized, these changes may have a significant impact on the Company’s condensed consolidated financial statements as the Company may be required to consolidate QSPEs to which the Company has previously sold assets. In addition, the Company may also be required to consolidate other VIEs that are not currently consolidated based an analysis under the current FIN 46R consolidation model. The proposed revisions would be effective for fiscal years that begin after November 15, 2009.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

2.
Fair Value Disclosures.

Fair Value Measurements.

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS
No. 157. See Note 1 for a discussion of the Company’s policies regarding this hierarchy.

The following fair value hierarchy tables present
information about the Company’s assets and liabilities measured at fair value on a recurring basis as of August 31, 2008 and November 30, 2007:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of August 31, 2008

Quoted Prices in Active Markets for Identical Assets (Level 1)

Significant Other Observable Inputs (Level 2)

Significant Unobservable Inputs (Level 3)

Counterparty and Cash Collateral Netting

Balance as of August 31, 2008

(dollars in millions)

Assets

Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements

$
21,775

$
—

$
—

$
—

$
21,775

Financial instruments owned:

U.S. government and agency securities

10,785

17,816

354

—

28,955

Other sovereign government obligations

28,629

7,382

25

—

36,036

Corporate and other debt

133

85,774

32,979

—

118,886

Corporate equities

75,928

4,403

980

—

81,311

Derivative and other contracts(1)

3,112

128,011

31,454

(74,997
)

87,580

Investments

654

1,840

12,305

—

14,799

Physical commodities

—

3,988

—

—

3,988

Total financial instruments owned

119,241

249,214

78,097

(74,997
)

371,555

Securities received as collateral

15,737

3,496

2

—

19,235

Intangible assets(2)

—

—

278

—

278

Liabilities

Commercial paper and other short-term borrowings

$
—

$
3,858

$
—

$
—

$
3,858

Financial instruments sold, not yet purchased:

U.S. government and agency securities

8,805

1,414

—

—

10,219

Other sovereign government obligations

13,058

4,709

—

—

17,767

Corporate and other debt

67

10,125

1,202

—

11,394

Corporate equities

40,548

1,619

13

—

42,180

Derivative and other contracts(1)

5,022

103,280

16,302

(56,203
)

68,401

Physical commodities

—

464

—

—

464

Total financial instruments sold, not yet purchased

67,500

121,611

17,517

(56,203
)

150,425

Obligation to return securities received as collateral

15,737

3,496

2

—

19,235

Other secured financings

—

19,695

3,025

—

22,720

Long-term borrowings

—

37,472

5,642

—

43,114

(1)
For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level.

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

Derivative and other contracts(1)

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

Derivative and other contracts(1)

7,031

86,968

15,663

(38,058
)

71,604

Physical commodities

—

398

—

—

398

Total financial instruments sold, not yet purchased

54,836

100,762

16,801

(38,058
)

134,341

Obligation to return securities received as collateral

68,031

14,191

7

—

82,229

Other secured financings

—

25,451

2,321

—

27,772

Long-term borrowings

—

37,994

398

—

38,392

(1)
For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level.

(2)
Amount represents MSRs accounted for at fair value (see Note 4).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine month periods ended August 31, 2008 and August 31, 2007. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains or (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains or (losses) on hedging instruments that have been classified by the
Company within the Level 1 and/or Level 2 categories. Additionally, both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The following tables reflect gains and losses, including gains and losses on assets and liabilities that were transferred to Level 3 during the period, for the quarters and nine month periods for all assets and liabilities categorized as Level 3 as of August 31, 2008 and August 31, 2007, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for instruments that were transferred out of Level 3 prior to the end of the period presented.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended
August 31, 2008

Beginning Balance

Total Realized and Unrealized Gains or (Losses)(1)

Purchases, Sales, Other Settlements and Issuances, net

Net Transfers In and/or (Out) of Level 3

Ending Balance

Unrealized Gains or (Losses) for Level 3 Assets/ Liabilities Outstanding at August 31, 2008

(dollars in millions)

Assets

Financial instruments owned:

U.S. government and agency securities

$
274

$
4

$
24

$
52

$
354

$
4

Other sovereign government obligations

28

(1
)

6

(8
)

25

—

Corporate and other debt

29,675

(1,217
)

1,614

2,907

32,979

(1,318
)

Corporate equities

1,221

(134
)

(191
)

84

980

(105
)

Net derivative and other contracts(2)

14,149

2,638

(1,351
)

(284
)

15,152

3,831

Investments

12,720

(373
)

(42
)

—

12,305

(400
)

Securities received as collateral

4

—

(2
)

—

2

—

Intangible assets

—

(71
)

8

341

278

(69
)

Liabilities

Financial instruments sold, not yet purchased:

Corporate and other debt

$
876

$
159

$
486

$
(1
)

$
1,202

$
80

Corporate equities

120

30

(77
)

—

13

—

Obligation to return securities received as collateral

4

—

(2
)

—

2

—

Other secured financings

3,331

—

(306
)

—

3,025

—

Long-term borrowings

5,815

133

(30
)

(10
)

5,642

118

(1)
Total realized and unrealized gains or (losses) are primarily included in Principal transactions—trading in the condensed consolidated statements of income.

(2)
Net derivative and other contracts represent Financial instruments owned—derivative and other contracts net of Financial instruments sold, not yet purchased—derivative and other contracts.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Financial instruments owned and Financial instruments sold, not yet purchased—Corporate and other
debt.    The net losses from Corporate and other debt were primarily due to writedowns on certain corporate loans, asset-backed securities and collateralized debt obligation cash positions.

Amounts included in the Purchases, sales, other settlements and issuances, net column primarily relate to net purchases of mortgage proprietary products and corporate loans.

The Company reclassified certain Corporate and other debt from Level 2 to Level 3. These transfers primarily related to certain corporate loans, corporate bonds, asset-backed securities and collateralized debt obligations. The reclassifications were due to a reduction in the volume of recently executed transactions and market price quotations for these instruments such that the inputs for these instruments became unobservable. Partially offsetting the reclassifications to Level 3 were reclassifications from Level 3 to Level 2 of certain corporate loans and loan commitments as some liquidity re-entered the market for these specific positions and inputs for these instruments became observable.

Financial instruments owned—Net derivative and other
contracts.    The net gains from Net derivative and other contracts were primarily driven by bespoke basket default swaps and single name credit default swaps.

Amounts included in the Purchases, sales, other settlements and issuances, net column primarily relate to net sales of mortgage proprietary and securitized credit products.

Intangible assets. The Company reclassified MSRs from Level 2 to Level 3 as significant inputs to the valuation model became unobservable during the period.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended
August 31, 2007

Beginning Balance

Total Realized and Unrealized Gains or (Losses)(1)

Purchases, Sales, Other Settlements and Issuances, net

Net Transfers In and/or (Out) of Level 3

Ending Balance

Unrealized Gains or (Losses) for Level 3 Assets/ Liabilities Outstanding at August 31, 2007

(dollars in millions)

Assets

Financial instruments owned:

U.S. government and agency securities

$
63

$
15

$
2,098

$
—

$
2,176

$
1

Other sovereign government obligations

24

1

48

—

73

—

Corporate and other debt

35,264

(1,798
)

6,383

3,496

43,345

(1,705
)

Corporate equities

1,504

(50
)

(30
)

262

1,686

39

Net derivative and other contracts(2)

1,918

5,347

(482
)

1,121

7,904

5,386

Investments

8,528

555

2,163

143

11,389

433

Securities received as collateral

—

—

240

—

240

—

Other investments

—

(22
)

1,603

54

1,635

(22
)

Other assets(3)

2,446

—

(2,446
)

—

—

—

Liabilities

Financial instruments sold, not yet purchased:

Corporate and other debt

$
89

$
(613
)

$
586

$
136

$
1,424

$
(615
)

Corporate equities

63

1

(25
)

(1
)

36

(3
)

Obligation to return securities received as collateral

—

—

240

—

240

—

Other secured financings

8,348

—

(913
)

—

7,435

—

Long-term borrowings

446

28

(1
)

—

417

27

(1)
Total realized and unrealized gains or (losses) are included in Principal transactions—trading in the condensed consolidated statements of income except for $555 million related to Financial instruments owned—investments, which is included in Principal transactions—investments. In addition, $(22) million related to Other investments, which is included in Other comprehensive income.

(2)
Net derivative and other contracts represent Financial instruments owned—derivative and other contracts net of Financial instrument sold, not yet purchased— derivative and other contracts.

(3)
Other assets were disposed of in connection with the Discover Spin-off.

Financial instruments owned and Financial instruments sold, not yet purchased—Corporate and other debt.    The net losses were primarily driven by certain asset backed securities, including residential and commercial mortgage loans, and by corporate loans and loan commitments.

Financial instruments owned—Net derivative and other
contracts.    The net gains in Level 3 Net derivative and other contracts were primarily driven by certain credit default swaps and other instruments associated with the Company’s credit products and securitized products activities. The Company recorded offsetting net losses in Level 2 Net derivative and other contracts, which were primarily associated with the Company’s credit products and securitized products activities.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Financial instruments owned—Investments.    The net gains from Financial instruments
owned—investments were primarily related to investments associated with the Company’s real estate products and private equity portfolio.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended August 31, 2008

Beginning Balance

Total Realized and Unrealized Gains or (Losses)(1)

Purchases, Sales, Other Settlements and Issuances, net

Net Transfers In and/or (Out) of Level 3

Ending Balance

Unrealized Gains or (Losses) for Level 3 Assets/ Liabilities Outstanding at August 31, 2008

(dollars in millions)

Assets

Financial instruments owned:

U.S. government and agency securities

$
660

$
47

$
(239
)

$
(114
)

$
354

$
16

Other sovereign government obligations

29

(4
)

1

(1
)

25

—

Corporate and other debt

37,058

(5,328
)

791

458

32,979

(3,734
)

Corporate equities

1,236

(142
)

(94
)

(20
)

980

(78
)

Net derivative and other contracts(2)

5,938

8,578

1,226

(590
)

15,152

7,943

Investments

13,068

(626
)

1,665

(1,802
)

12,305

(514
)

Securities received as collateral

7

—

(5
)

—

2

—

Intangible assets

—

(162
)

19

421

278

(160
)

Liabilities

Financial instruments sold, not yet purchased:

Corporate and other debt

$
1,122

$
57

$
109

$
28

$
1,202

$
(111
)

Corporate equities

16

(300
)

(364
)

61

13

4

Obligation to return securities received as collateral

7

—

(5
)

—

2

—

Other secured financings

2,321

—

704

—

3,025

—

Long-term borrowings

398

100

5,636

(292
)

5,642

116

(1)
Total realized and unrealized gains or (losses) are primarily included in Principal transactions—trading in the condensed consolidated statements of income.

(2)
Net derivative and other contracts represent Financial instruments owned—derivative and other contracts net of Financial instruments sold, not yet purchased—derivative and other contracts.

Financial instruments owned and Financial instruments sold, not yet purchased—Corporate and other
debt.     The net losses in Level 3 Corporate and other debt were primarily driven by certain asset-backed securities, including residential and commercial mortgage loans, certain collateralized debt obligations
(including collateralized bond obligations and collateralized loan obligations) and by corporate loans and loan commitments.

Financial instruments
owned—Net derivative and other contracts.    The net gains in Level 3 Net derivative and other contracts were primarily driven by certain basket default swaps and single name default swaps.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Financial instruments owned—Investments.    The Company reclassified investments from
Level 3 to Level 2 because certain significant inputs for the fair value measurement were identified and, therefore, became observable.

Long-term
borrowings.    Amounts included in the Purchases, sales, other settlements and issuances, net column primarily relates to the issuance of junior subordinated debentures related to China Investment Corporation investment (see
Note 10).

Intangible assets.    The Company reclassified MSRs from Level 2 to Level 3 as significant inputs to the valuation model became unobservable during the period.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months
Ended August 31, 2007

Beginning Balance

Total Realized and Unrealized Gains or (Losses)(1)

Purchases, Sales, Other Settlements and Issuances, net

Net Transfers In and/or (Out) of Level 3

Ending Balance

Unrealized Gains or (Losses) for Level 3 Assets/ Liabilities Outstanding at August 31, 2007

(dollars in millions)

Assets

Financial instruments owned:

U.S. government and agency securities

$
2

$
5

$
2,169

$
—

$
2,176

$
—

Other sovereign government obligations

162

11

(100
)

—

73

3

Corporate and other debt

33,941

(3,015
)

8,929

3,490

43,345

(1,337
)

Corporate equities

1,040

75

328

243

1,686

362

Net derivative and other contracts(2)

30

7,155

(701
)

1,420

7,904

8,503

Investments

3,879

1,989

5,504

17

11,389

1,560

Securities received as collateral

40

—

200

—

240

—

Other investments

—

(22
)

1,603

54

1,635

(22
)

Other assets(3)

2,154

32

(2,186
)

—

—

—

Liabilities

Financial instruments sold, not yet purchased:

Corporate and other debt

$
185

$
(716
)

$
200

$
323

$
1,424

$
(770
)

Corporate equities

9

(9
)

14

4

36

(2
)

Obligation to return securities received as collateral

40

—

200

—

240

—

Other secured financings

4,724

—

2,711

—

7,435

—

Long-term borrowings

464

(76
)

(123
)

—

417

(76
)

(1)
Total realized and unrealized gains or (losses) are included in Principal transactions—trading in the condensed consolidated statements of income except for amounts of $1,978 million and $11 million related to Financial instruments owned—investments, which are included in Principal transactions—investments and Other revenues, respectively. In addition, $(22) million related to Other investments, which is included in Other comprehensive income and the $32 million related to Other assets is associated with DFS and included in discontinued operations.

(2)
Net derivative and other contracts represent Financial instruments owned—derivative and other contracts net of Financial instrument sold, not yet purchased— derivative and other contracts.

(3)
Other assets were disposed of in connection with the Discover Spin-off.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Financial instruments owned and Financial instruments sold, not yet purchased—Corporate and other
debt.    The net losses in Level 3 Corporate and other debt were primarily driven by certain asset backed securities, including residential and commercial mortgage loans, and by corporate loans and loan commitments.

Financial instruments owned—Net derivative and other contracts.     The net gains from Net derivative and other contracts
were primarily driven by certain credit default swaps and other instruments associated with the Company’s credit products and securitized products activities. The Company recorded offsetting net losses in Level 2 Net derivative and other contracts, which were primarily associated with the Company’s credit products and securitized products activities.

Financial instruments
owned—Investments.    The net gains from Financial instruments owned—investments were primarily related to investments associated with the Company’s real estate products and private equity portfolio.

Fair Value Option.

The following tables
present gains and (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarters and nine month periods ended August 31, 2008 and 2007. In addition to the amounts below, as discussed in Note 1, all of the instruments within Financial instruments owned or Financial instruments sold, not yet purchased are measured at fair value, either through the election of SFAS No. 159 or as required by other accounting pronouncements.

Principal Transactions: Trading

Net Interest Revenue

Gains (Losses) Included in Net Revenues

(dollars in millions)

Three Months Ended August 31, 2008

Commercial paper and other short-term borrowings

$
277

$
—

$
277

Deposits

5

—

5

Long-term borrowings

3,528

(27
)

3,501

Three Months Ended August 31, 2007

Commercial paper and other short-term borrowings

$
(44
)

$
(6
)

$
(50
)

Deposits

(2
)

—

(2
)

Long-term borrowings

107

(90
)

17

Nine Months Ended August 31, 2008

Commercial paper and other short-term borrowings

$
428

$
(2
)

$
426

Deposits

(5
)

—

(5
)

Long-term borrowings

3,912

(555
)

3,357

Nine Months Ended August 31, 2007

Commercial paper and other short-term borrowings

$
(144
)

$
(11
)

$
(155
)

Deposits

(1
)

—

(1
)

Long-term borrowings

83

(268
)

(185
)

For the quarter and nine month period ended August 31, 2008, the estimated changes in the fair value of the
Company’s short-term and long-term borrowings, including structured notes and junior subordinated debentures, for

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were gains of approximately
$1,595 million and $2,571 million, respectively. The gains were attributable to the widening of the Company’s credit spreads and were determined based upon observations of the Company’s secondary bond market spreads. For the quarter and nine month period ended August 31, 2007, the estimated changes in the fair value of the Company’s short-term and long-term borrowings, including structured notes and junior subordinated debentures, for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were gains of approximately $390 million. As of August 31, 2008 and November 30, 2007, the aggregate contractual principal amount of long-term debt instruments for which the fair value option was elected exceeded the fair value of such instruments by approximately $5,027 million and $1,572 million, respectively.

The estimated changes in the fair value of certain financial instruments included in Financial instruments sold, not yet purchased, for which the fair value option was elected that was attributable to changes in instrument-specific credit spreads were gains of approximately $309 million and $260 million, respectively, in the quarter and nine month period ended August 31, 2008. The gains were related to contingent loan commitments. These contingent loan commitments closed and, accordingly, the contracts were reclassified from Financial instruments sold, not yet purchased–Corporate and other debt to Financial instruments owned–Corporate and other debt as the contracts became funded loan assets. The gains on contingent loan commitments discussed above were partially offset by losses on loan assets for the quarter and nine month period ended August 31, 2008. See discussion below regarding changes in instrument-specific credit spreads related to loan assets. For the quarter and nine month period ended August 31, 2007, the estimated changes in the fair value of certain financial instruments included in Financial instruments sold, not yet purchased for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were losses of approximately $750 million. This loss was related to contingent loan commitments and was attributable to the illiquid market conditions that existed late in the third quarter of fiscal 2007. It was generally determined based on the differential between estimated expected client yields at August 31, 2007 and contractual yields.

As of August 31, 2008 and November 30, 2007, the aggregate contractual principal amount of loans for which the fair value option was elected exceeded the fair value of such loans by approximately $24,525 million and $28,880 million, respectively. The aggregate fair value of loans that were 90 or more days past due as of August 31, 2008 and November 30, 2007 was $2,081 million and $6,588 million, respectively. The aggregate contractual principal amount of such loans 90 or more days past due exceeded their fair value by approximately $19,914 million and $23,501 million at August 31, 2008 and November 30, 2007, respectively.
This difference in amount primarily emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.

For the quarter and nine month period ended August 31, 2008, changes in the fair value of loans for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were losses of
$687 million and $1,606 million, respectively. Instrument-specific credit losses were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates. For the quarter and nine month period ended
August 31, 2007, changes in the fair value of loans for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were losses of $1,309 million and $1,093 million, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

At August 31, 2008

At November 30, 2007

(dollars in millions)

Financial instruments owned:

U.S. government and agency securities

$
5,274

$
7,134

Other sovereign government obligations

6,068

333

Corporate and other debt

30,683

32,530

Corporate equities

3,788

1,133

Total

$
45,813

$
41,130

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. At August 31, 2008 and November 30, 2007, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $877 billion and $948 billion, respectively, and the fair value of the portion that had been sold or repledged was $680 billion and $708 billion, respectively.

The Company additionally receives securities as
collateral in connection with certain securities for securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the condensed consolidated statements of financial condition. At August 31, 2008 and November 30, 2007, $19 billion and $82 billion, respectively, were reported as Securities received as collateral and an Obligation to return securities received as collateral in the condensed consolidated statements of financial condition. Collateral received in connection with these transactions that was subsequently repledged was approximately $18 billion and $72 billion at August 31, 2008 and November 30, 2007, respectively.

The Company manages credit exposure arising
from reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Company, in the event of a

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The following table presents the total assets (unpaid principal amount) of, and retained interests in, QSPEs to which the Company acting as principal, has transferred assets and received sales treatment:

At August 31, 2008

QSPE Assets

Retained Interests

(dollars in millions)

Residential mortgage loans

$
70,710

$
874

Commercial mortgage loans

113,888

556

U.S. agency collateralized mortgage obligations

29,623

674

Other

3,751

—

Total

$
217,972

$
2,104

Transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the condensed consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income. Net gains at the time of securitization were not material in the nine month period ended August 31, 2008.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following tables present information on the Company’s residential mortgage loan, commercial mortgage loan and U.S. agency collateralized mortgage obligation securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions as of
August 31, 2008 and November 30, 2007 were as follows (dollars in millions):

At August 31, 2008:

Residential Mortgage Loans

Commercial Mortgage Loans

U.S. Agency Collateralized Mortgage Obligations

Investment grade retained interests

$
780

$
435

$
674

Non-investment grade retained interests

94

121

—

Total retained interests (carrying amount/fair value)

$
874

$
556

$
674

Weighted average life (in months)

58

31

65

Range

4.0 - 230

3.0 - 111

4.0 - 270

Weighted average discount rate (per annum)

14.54
%

13.24
%

6.58
%

Range

5.84 - 107.32
%

3.00 - 37.17
%

0.25 - 51.85
%

Impact on fair value of 10% adverse change

$
(27
)

$
(12
)

$
(16
)

Impact on fair value of 20% adverse change

$
(52
)

$
(24
)

$
(31
)

Weighted average credit losses(1)(2)

4.33
%

10.77
%

0.00
%

Range

0.00 - 33.61
%

0.00 - 33.90
%

0.00 - 0.00
%

Impact on fair value of 10% adverse change

$
(10
)

$
(7
)

$
—

Impact on fair value of 20% adverse change

$
(17
)

$
(14
)

$
—

Weighted average prepayment speed assumption (“PSA”)(3)

796

—

267

Range

0 - 1,038
PSA

—

139 - 529
PSA

Impact on fair value of 10% adverse change(4)

$
(12
)

$
—

$
(4
)

Impact on fair value of 20% adverse change(4)

$
(23
)

$
—

$
(8
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

1 - 322

0.5 - 139

1 - 271

Weighted average discount rate (per annum)

12.55
%

8.48
%

6.04
%

Range

1.12 - 74.10
%

3.00 - 16.83
%

0.75 - 18.12
%

Impact on fair value of 10% adverse change

$
(114
)

$
(14
)

$
(16
)

Impact on fair value of 20% adverse change

$
(218
)

$
(28
)

$
(31
)

Weighted average credit losses(1)(2)

4.52
%

3.24
%

0.00
%

Range

0.00 - 12.00
%

0.00 - 13.69
%

0.00 -0.00
%

Impact on fair value of 10% adverse change

$
(215
)

$
(5
)

$
—

Impact on fair value of 20% adverse change

$
(371
)

$
(10
)

$
—

Weighted average prepayment speed assumption(“PSA”)(3)

1,173

—

301

Range

188 - 2,250
PSA

—

167 - 718
PSA

Impact on fair value of 10% adverse change(4)

$
(118
)

$
—

$
(7
)

Impact on fair value of 20% adverse change(4)

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

The weighted average assumptions and parameters used initially to value retained interests in relation to securitizations that were still held by the Company as of
August 31, 2008 were as follows:

Residential Mortgage Loans

Commercial Mortgage Loans

U.S. Agency Collateralized Mortgage Obligations

Weighted average life (in months)

73

44

62

Weighted average discount rate (rate per annum)

9.04
%

7.04
%

6.4
6%

Weighted average credit losses(1)(2)

4.57
%

1.67
%

—

Weighted average prepayment speed assumptions

1,511
PSA

—

28
3PSA

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

(UNAUDITED)

calculated independently of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. In addition, the sensitivity analysis does not consider any corrective action that the Company may take to mitigate the impact of any adverse changes in the key assumptions.

During the nine month periods ended August 31, 2008 and 2007, the Company received proceeds from new securitization transactions of $7.0 billion and $55.9 billion, respectively, and cash flows from retained interests in securitization transactions of $2.2 billion and $4.1 billion, respectively.

Variable
Interest Entities.    FIN 46R applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns or both, as a result of holding variable interests. The Company consolidates entities of which it is the primary beneficiary. For those entities deemed to be QSPEs (as defined in SFAS No. 140), the Company does not consolidate the entity. See Note
1 regarding the characteristics of QSPEs.

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

The following table presents information about the Company’s total assets and maximum exposure to loss associated with VIEs as of August 31, 2008 which the
Company consolidates. The Company generally accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as Other secured financings in the condensed consolidated statements of financial condition
(dollars in millions):

VIE Assets That the Company Consolidates

At August 31, 2008 Maximum Exposure to Loss in Consolidated
VIEs

Debt and Equity Interests

Derivatives

Commitments and Guarantees

Total

Mortgage and asset-backed securitizations

$
5,218

$
1,517

$
6

$
—

$
1,523

Municipal bond trusts

997

14

—

983

997

Credit and real estate

4,713

2,927

2,167

—

5,094

Commodities financing

1,075

—

157

—

157

Other structured transactions

16,023

13,629

—

9

13,638

$
28,026

$
18,087

$
2,330

$
992

$
21,409

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents information about the Company’s total assets and maximum exposure to loss associated with non-consolidated VIEs as of August 31, 2008 in which the Company had significant variable interests (dollars in millions):

VIE Assets That the Company Does not Consolidate

At August 31,
2008 Maximum Exposure to Loss in Non-consolidated VIEs

Debt and Equity Interests

Derivatives

Commitments and Guarantees

Total

Mortgage and asset-backed securitizations

$
5,335

$
73

$
53

$
—

$
126

Municipal bond trusts

407

262

—

89

351

Credit and real estate

8,255

4,284

711

—

4,995

Other structured transactions

13,741

2,269

—

495

2,764

$
27,738

$
6,888

$
764

$
584

$
8,236

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

In addition, the Company serves as an advisor to numerous money market and liquidity funds. The Company does not consolidate these funds because the Company does not have a controlling financial interest in the funds nor is it the primary beneficiary of such funds. The Company also does not have a significant variable interest in such funds.

Mortgage Servicing Rights.    The Company may retain servicing
rights to certain mortgage loans that are sold through its securitization activities. These transactions create an asset referred to as MSRs, which totaled approximately $278 million as of August 31, 2008 and are included within Intangible assets in the condensed consolidated statements of financial condition.

The valuation of MSRs include projecting servicing cash flows and discounting such cash flows using an appropriate risk-adjusted discount rate. These valuations require estimation of various assumptions, including future servicing fees, credit losses and other related costs, discount rates and mortgage prepayment speeds. The Company also compares the estimated fair values of the MSRs from the valuations with observable trades of similar instruments or portfolios. Due to subsequent changes in economic and market conditions, the actual rates of prepayments, credit losses and the value of collateral may differ significantly from the Company’s original estimates. Such differences could be material. If actual prepayment rates and credit losses were higher than those assumed, the value of the Company’s MSRs could be adversely affected. The Company may hedge a portion of its MSRs through the use of financial instruments, including certain derivative contracts.

5.
Derivative and Other Contracts.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Future changes in interest rates, foreign currency exchange rates or the fair values of the financial instruments, commodities or indices underlying these contracts ultimately may result in cash settlements exceeding fair value amounts recognized in the condensed consolidated statements of financial condition. The amounts in the following table represent the fair value of exchange traded and OTC options and other derivative contracts (including interest rate, foreign exchange, and other forward contracts and swaps) for trading and investment and for asset and liability management, net of offsetting positions in situations where netting is appropriate. The asset amounts are not reported net of non-cash collateral, which the Company obtains with respect to certain of these transactions to reduce its exposure to credit losses. In accordance with the provisions of FSP FIN 39-1, the Company offset cash collateral receivables and payables of $33 billion and $52 billion, respectively, against net derivative positions as of August 31, 2008.

Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the net fair value of the contracts reported as assets. The Company monitors the creditworthiness of counterparties to these transactions on an ongoing basis and requests additional collateral when deemed necessary.

The Company’s derivatives (both listed and OTC), on a net of counterparty and cash collateral basis, as of
August 31, 2008 and November 30, 2007 are summarized in the table below, showing the fair value of the related assets and liabilities by product category:

At August 31, 2008

At November 30, 2007

Product Type

Assets

Liabilities

Assets

Liabilities

(dollars in millions)

Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
40,970

$
23,465

$
33,804

$
19,515

Foreign exchange forward contracts and options

9,303

8,297

7,755

9,372

Equity securities contracts (including equity swaps, warrants and options)

16,649

19,722

19,913

27,887

Commodity forwards, options and swaps

20,658

16,917

15,531

14,830

Total

$
87,580

$
68,401

$
77,003

$
71,604

6.
Goodwill and Net Intangible Assets.

During the quarter ended
August 31, 2008, the Company completed the annual goodwill impairment test (as of June 1 in each fiscal year). The Company’s testing did not indicate any goodwill impairment. Changes in the carrying amount of the Company’s goodwill and intangible assets for the nine month period ended August 31, 2008 were as follows:

Institutional Securities

Global Wealth Management Group

Asset Management

Total

(dollars in millions)

Goodwill:

Balance at November 30, 2007

$
1,555

$
297

$
1,172

$
3,024

Foreign currency translation adjustments and other

(58
)

11

(3
)

(50
)

Goodwill acquired during the period

31

—

—

31

Goodwill disposed of during the period(1)

(5
)

(39
)

—

(44
)

Balance at August 31, 2008

$
1,523

$
269

$
1,169

$
2,961

(1)
Global Wealth Management Group activity primarily represents goodwill disposed of in connection with the Company’s sale of Morgan Stanley Wealth Management S.V., S.A.U. (see
Note 16).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Due to the deterioration in the broader credit markets, the Company performed an interim impairment test of goodwill at the end of the third quarter of fiscal 2008, which did not result in impairment.

Institutional Securities

Asset Management

Total

(dollars in millions)

Intangible Assets:

Amortizable intangible assets at November 30, 2007

$
386

$
233

$
619

Foreign currency translation adjustments and other

(11
)

—

(11
)

Intangible assets acquired during the period(1)

36

230

266

Intangible assets disposed of during the period(2)

(54
)

(6
)

(60
)

Amortization expense

(37
)

(20
)

(57
)

Amortizable intangible assets at August 31, 2008

320

437

757

Mortgage servicing rights (see Note 4)

278

—

278

Balance at August 31, 2008

$
598

$
437

$
1,035

(1)
Asset Management activity primarily represents intangible assets acquired in connection with the Company’s consolidation of Crescent.

(2)
Institutional Securities activity primarily represents intangible assets disposed of in connection with the Company’s sale of a controlling interest in a previously consolidated commodities subsidiary.

7.
Long-Term Borrowings.

Long-term borrowings as of August 31,
2008 consisted of the following (dollars in millions):

U.S. Dollar

Non-U.S. Dollar

At August 31, 2008

Due in 1 year

$
29,420

$
6,084

$
35,504

Due in 2 years

20,700

8,123

28,823

Due in 3 years

9,940

9,120

19,060

Due in 4 years

9,678

13,326

23,004

Due in 5 years

5,293

14,148

19,441

Due in 6 years

6,573

13,775

20,348

Due in 7 years

3,871

446

4,317

Due in 8 years

5,199

6,684

11,883

Due in 9 years

10,388

7,654

18,042

Due in 10 years

7,566

2,546

10,112

Thereafter

8,241

3,552

11,793

Total

$
116,869

$
85,458

$
202,327

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company’s long-term borrowings included the following components:

At August 31, 2008

At November 30, 2007

(dollars in millions)

Senior debt

$
187,880

$
181,733

Subordinated debt

4,083

4,015

Junior subordinated debentures

10,364

4,876

Total

$
202,327

$
190,624

During the nine month period ended August 31, 2008, the Company issued notes with a carrying value at quarter-end aggregating $42.8 billion, including non-U.S. dollar currency notes aggregating $14.4 billion. During the nine month period ended August 31, 2008, $31.3 billion of notes were repaid.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 6.2 years as of August 31, 2008.

8.
Commitments, Guarantees and Contingencies.

Commitments.

The Company’s commitments associated with letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin-lending as of August 31, 2008 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Years to Maturity

Total at August 31, 2008

Less than 1

1-3

3-5

Over 5

(dollars in millions)

Letters of credit and other financial guarantees obtained to satisfy collateral requirements

$
9,741

$
153

$
—

$
1

$
9,895

Investment activities

1,571

1,121

195

710

3,597

Primary lending commitments(1)(2)

11,256

9,637

25,051

4,496

50,440

Secondary lending commitments(1)

105

81

356

96

638

Commitments for secured lending transactions

913

1,619

2,140

8

4,680

Commitments to enter into reverse repurchase agreements

49,534

—

—

—

49,534

Commercial and residential mortgage-related commitments(1)

4,188

—

—

—

4,188

Other commitments(3)

3,154

12

—

—

3,166

Total

$
80,462

$
12,623

$
27,742

$
5,311

$
126,138

(1)
These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 2).

(2)
This amount includes commitments to asset-backed commercial paper conduits of $590 million as of August 31, 2008 of which $582 million have maturities of less than one year and $8 million have maturities of three to five years.

(3)
This amount includes binding commitments to enter into margin-lending transactions of $2.3 billion as of August 31, 2008 in connection with the Company’s Institutional
Securities business segment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Commitments to Enter into Reverse Repurchase Agreements.    The Company enters into forward
starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to August 31, 2008 and settle subsequent to quarter end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations.

Commercial and Residential Mortgage-Related Commitments.    The Company enters into
forward purchase contracts involving residential mortgage loans, residential mortgage loan commitments to individuals and residential home equity lines of credit. In addition, the Company enters into commitments to originate commercial and residential mortgage loans.

Other Commitments.    Other commitments generally include binding commitments to enter into margin-lending transactions and commitments to issue letters of credit on behalf of clients in connection with the Company’s Institutional Securities business segment. Other commitments also include commercial loan commitments to small businesses and commitments related to securities-based lending activities in connection with the Company’s Global Wealth Management Group business segment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements as of August 31, 2008:

Maximum Potential Payout/Notional

Carrying Amount (Asset)/ Liability

Collateral/ Recourse

Years to Maturity

Type of Guarantee

Less than 1

1-3

3-5

Over 5

Total

(dollars in millions)

Notional amount of derivative contracts

$
1,107,325

$
1,313,909

$
2,315,324

$
1,679,765

$
6,416,323

$
315,040

$
49

Standby letters of credit and other financial guarantees issued(1)

1,407

1,691

1,674

4,282

9,054

(73
)

4,919

Market value guarantees

1

—

—

662

663

59

144

Liquidity facilities(2)

17,597

564

549

451

19,161

25

20,118

General partner guarantees

56

233

46

167

502

18

—

Auction rate security guarantees

5,617

—

—

—

5,617

250

—

(1)
Approximately $2.1 billion of standby letters of credit are also reflected in the “Commitments” table above in primary and secondary lending commitments.

(2)
The maximum potential payout amount includes liquidity facilities to asset-backed commercial paper conduits of $659 million.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Market Value Guarantees.    Market value guarantees are issued to guarantee timely payment of a specified return to investors in certain affordable housing tax credit funds. The guarantees provided to investors in certain affordable housing tax credit funds are designed to return an investor’s contribution to a fund and the investor’s share of tax losses and tax credits expected to be generated by a fund. From time to time, the Company may also guarantee return of principal invested, potentially including a specified rate of return, to fund investors.

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

Auction Rate Security Guarantees.    Under the terms of various agreements entered into with government agencies and the terms of the Company’s announced offer to repurchase, the Company has agreed to repurchase at par certain ARS held by retail clients that were purchased through the Company. In addition, the Company has agreed to reimburse retail clients who have sold certain ARS purchased through the Company at a loss. The Company’s maximum exposure as it relates to these repurchase obligations is based on the Company’s best estimate of the outstanding ARS eligible under the buy back program, which may change as and when more information about retail client auction rate security holdings becomes available. The Company has recorded a liability at fair value related to these auction rate security purchase obligations.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

•

Securitized Asset Guarantees.    As part of the Company’s Institutional Securities
securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and, to the extent the Company has acquired such assets to be securitized from other parties, the
Company seeks to obtain its own representations and warranties regarding the assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

August 31, 2008 and November 30, 2007, the maximum potential amount of future payments the Company may be required to make under its surety bond was $119 million and $122 million, respectively. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

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

Auction Rate Securities Matters.    On August 13, 2008, the Company reached an
agreement in principle with the Office of the New York State Attorney General and the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities
Administrators Association) in connection with the proposed settlement of their investigations relating to the sale

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

of ARS. The Company agreed, among other things to: (1) repurchase at par illiquid ARS that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold ARS below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of ARS; and (5) pay a total penalty of $35 million. A separate investigation of these matters by the SEC remains ongoing.

9.
Regulatory Requirements.

At August 31, 2008, the Company is a
consolidated supervised entity (“CSE”) as defined by the SEC. As such, the Company is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis and in accordance with the Basel
II Accord (see Note 17).

MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC, the Financial Industry Regulatory Authority and the Commodity Futures Trading Commission. MS&Co. has consistently operated in excess of these requirements. MS&Co.’s net capital totaled $10,387 million at August 31, 2008, which exceeded the amount required by $7,049 million. MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIP and MSJS consistently operated in excess of their respective regulatory capital requirements.

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 4%
of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At August 31, 2008, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

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

MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of
August 31, 2008, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

During the second quarter of fiscal 2008, Morgan Stanley Senior Funding, Inc. (“MSSF”), which provides loans or lending commitments (including bridge financing) to selected corporate clients, transferred certain loans to Ascension Loan Vehicle, LLC (“Ascension”). MSSF and Ascension are both wholly owned subsidiaries of the Company. MSSF transferred such loans so that they could be securitized and, in turn, made eligible to be pledged with the Board of Governors of the Federal Reserve System (the “Fed”). Certain of the securitized interests in Ascension were transferred to
Morgan Stanley Darica Funding, LLC (“MSDF”), a wholly owned subsidiary of the Company, during the third quarter of fiscal 2008. Ascension and MSDF, which are special purpose vehicle subsidiaries of the Company, maintain certain operating restrictions that have been reviewed by various rating agencies. Ascension and MSDF are structured as separate legal entities and operated such that creditors of the Company or any affiliate of the Company, including MSSF, but excluding Ascension and MSDF, should not reasonably expect to have any claims on the assets of Ascension and MSDF, respectively. Such assets include loans that have been sold, and participation interests that have been granted, by MSSF to Ascension in an aggregate approximate amount of $2.0 billion as of August 31, 2008. Such amounts may increase or decrease. Securitized interests in Ascension were transferred to MSDF in the aggregate approximate amount of $460 million during the third quarter of fiscal
2008. Creditors of Ascension and MSDF should not reasonably expect to have any claims on the assets of the Company or any of its affiliates, including MSSF, other than the assets of Ascension and MSDF, respectively.

10.
Shareholders’ Equity.

Treasury
Shares.    During the nine month period ended August 31, 2008, the Company did not purchase any of its common stock through the capital management share repurchase program. During the nine month period ended
August 31, 2007, the Company purchased approximately $3.2 billion of its common stock (approximately 42 million shares) through publicly announced plans or programs at an average cost of $76.23 per share, which includes the actual price of shares purchased prior to the Discover Spin-off.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Prior to the issuance of common stock upon settlement of the stock purchase contract, the impact of the Equity Units is reflected in the Company’s earnings per diluted common share using the treasury stock method, as defined by SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the treasury stock method, the number of shares of common stock included in the calculation of earnings per diluted common share are calculated as the excess, if any, of the number of shares expected to be issued upon settlement of the stock purchase contract based on the average market price for the last 20 days of the reporting period, less the number of shares that could be purchased by the Company with the proceeds to be received upon settlement of the contract at the average closing price for the reporting period.

Dilution of net income per share occurs (i) in reporting periods when the average closing price of common shares is over $57.6840 (the “maximum conversion price”) per share or (ii) in reporting periods when the average closing price of common shares for a reporting period is between $48.0700 and the maximum conversion price and is greater than the average market price for the last 20 days ending three days prior to the end of such reporting period.

There was no dilutive impact for the quarter ended August 31, 2008. The dilutive impact for the nine month period ended August 31, 2008 was approximately 85,000 shares.

On September 29, 2008, the Company entered into a stock
purchase agreement with Mitsubishi UFJ Financial Group, Inc. (“MUFG”) to sell $9 billion in equity securities of the Company (see Note 17). As a result of this agreement, and as contractually required by the terms of the securities purchase agreement for the sale of Equity Units to CIC, the maximum conversion price of the Equity Units will be reduced to $48.07 upon closing of the transaction with MUFG. All other features of the Equity Units will remain the same.

The Company will issue 116,062,911 shares of common stock upon settlement of the stock purchase contracts.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

11.
Earnings per Common Share.

Basic earnings per share
(“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

Three Months Ended August 31,

Nine Months Ended August 31,

2008

2007

2008

2007

Basic EPS:

Income from continuing operations

$
1,425

$
1,474

$
4,002

$
6,151

Net gain on discontinued operations

—

69

—

646

Preferred stock dividend requirements

(11
)

(17
)

(42
)

(50
)

Net income applicable to common shareholders

$
1,414

$
1,526

$
3,960

$
6,747

Weighted average common shares outstanding

1,043

1,002

1,034

1,003

Earnings per basic common share:

Income from continuing operations

$
1.36

$
1.45

$
3.83

$
6.08

Gain on discontinued operations

—

0.07

—

0.65

Earnings per basic common share

$
1.36

$
1.52

$
3.83

$
6.73

Diluted EPS:

Net income applicable to common shareholders

$
1,414

$
1,526

$
3,960

$
6,747

Weighted average common shares outstanding

1,043

1,002

1,034

1,003

Effect of dilutive securities:

Stock options and restricted stock units

29

55

32

51

Weighted average common shares outstanding and common stock equivalents

1,072

1,057

1,066

1,054

Earnings per diluted common share:

Income from continuing operations

$
1.32

$
1.38

$
3.72

$
5.79

Gain on discontinued operations

—

0.06

—

0.61

Earnings per diluted common share

$
1.32

$
1.44

$
3.72

$
6.40

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

Three Months Ended August 31,

Nine Months Ended August 31,

2008

2007

2008

2007

(shares in millions)

Number of antidilutive securities (including stock options and restricted stock units) outstanding at end of period

84

19

80

19

In addition, for information on the dilutive impact related to CIC, see Note 10.

Cash dividends declared per common share were $0.27 and $0.81 for the quarter and nine month periods ended August 31, 2008 and 2007, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

12.
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
84

$
87

Interest cost on projected benefit obligation

37

33

110

100

Expected return on plan assets

(33
)

(31
)

(98
)

(93
)

Net amortization of prior service costs

(2
)

(2
)

(7
)

(7
)

Net amortization of actuarial loss

8

10

24

31

Special termination benefits

—

2

—

2

Net periodic benefit expense

$
38

$
41

$
113

$
120

13.
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

The Company recognizes the accrual of interest related to unrecognized tax benefits in Provision for income taxes in the condensed consolidated statements of income. The Company recognizes the accrual of penalties (if any) related to unrecognized tax benefits in Income before income taxes. Interest expense included in provision for income taxes as of December 1, 2007 was approximately $223 million, net of federal and state income tax benefits. The amount of penalties accrued was immaterial.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

14.
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

Three Months Ended August 31, 2008

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations

Total

(dollars in millions)

Net revenues excluding net interest

$
4,955

$
1,293

$
739

$
(80
)

$
6,907

Net interest

956

262

(92
)

16

1,142

Net revenues

$
5,911

$
1,555

$
647

$
(64
)

$
8,049

Income from continuing operations before gains from unconsolidated investees and income taxes

$
2,183

$
(34
)

$
(204
)

$
3

$
1,948

Gains from unconsolidated investees

8

—

—

—

8

Provision for (benefit from) income taxes

618

(25
)

(63
)

1

531

Income from continuing operations

$
1,573

$
(9
)

$
(141
)

$
2

$
1,425

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

Nine Months Ended August 31, 2008

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations

Total

(dollars in millions)

Net revenues excluding net interest

$
14,017

$
4,888

$
1,817

$
(190
)

$
20,532

Net interest

1,732

709

(139
)

47

2,349

Net revenues

$
15,749

$
5,597

$
1,678

$
(143
)

$
22,881

Income from continuing operations before gains from unconsolidated investees and income taxes

$
4,979

$
1,209

$
(592
)

$
12

$
5,608

Gains from unconsolidated investees

29

—

—

—

29

Provision for (benefit from) income taxes

1,405

440

(215
)

5

1,635

Income from continuing operations(3)

$
3,603

$
769

$
(377
)

$
7

$
4,002

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Nine Months Ended August 31, 2007

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
)

$
28,476

Income from continuing operations before losses from unconsolidated investees and income taxes

$
7,296

$
777

$
1,173

$
(1
)

$
9,245

Losses from unconsolidated investees

(65
)

—

—

—

(65
)

Provision for income taxes

2,293

308

428

—

3,029

Income from continuing operations(2)

$
4,938

$
469

$
745

$
(1
)

$
6,151

Net Interest

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations

Total

(dollars in millions)

Three Months Ended August 31, 2008

Interest and dividends

$
9,461

$
327

$
16

$
(12
)

$
9,792

Interest expense

8,505

65

108

(28
)

8,650

Net interest

$
956

$
262

$
(92
)

$
16

$
1,142

Three Months Ended August 31, 2007

Interest and dividends

$
14,141

$
321

$
14

$
(71
)

$
14,405

Interest expense

13,207

126

22

(83
)

13,272

Net interest

$
934

$
195

$
(8
)

$
12

$
1,133

Nine Months Ended August 31, 2008

Interest and dividends

$
32,914

$
948

$
47

$
(35
)

$
33,874

Interest expense

31,182

239

186

(82
)

31,525

Net interest

$
1,732

$
709

$
(139
)

$
47

$
2,349

Nine Months Ended August 31, 2007

Interest and dividends

$
43,355

$
893

$
57

$
(329
)

$
43,976

Interest expense

42,024

403

76

(362
)

42,141

Net interest

$
1,331

$
490

$
(19
)

$
33

$
1,835

Total Assets(4)

Institutional Securities

Global Wealth Management Group

Asset Management

Total

(dollars in millions)

At August 31, 2008

$
949,293

$
22,645

$
15,465

$
987,403

At November 30, 2007

$
1,005,452

$
27,518

$
12,439

$
1,045,409

(1)
Included in the results for the quarter and nine month period ended August 31, 2007 is a $25 million advisory fee related to the Discover Spin-off that was eliminated in consolidation.

(2)
See Note 15 for a discussion of discontinued operations.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(3)
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

Three Months Ended August 31,

Nine Months Ended August 31,

Net revenues

2008

2007

2008

2007

(dollars in millions)

Americas

$
4,637

$
4,121

$
11,977

$
16,242

Europe, Middle East, and Africa

2,593

2,405

7,931

8,077

Asia

819

1,432

2,973

4,157

Total

$
8,049

$
7,958

$
22,881

$
28,476

15.
Discontinued Operations.

Discover.    On June 30, 2007, the Company completed the Discover Spin-off. The Company distributed all of the outstanding shares of DFS common stock, par value $0.01 per share, to the Company’s stockholders of record as of June 18, 2007. The results of DFS through the date of the Discover Spin-off are included within discontinued operations for the quarter and nine month period ended August 31, 2007.

Net revenues included in discontinued operations related to DFS were $332 million and $2,392 million for the quarter and nine month period ended August 31, 2007, respectively.

The results of discontinued operations include interest expense that was allocated based upon borrowings that were specifically attributable to DFS’ operations through intercompany transactions existing prior to the Discover Spin-off. For the quarter and nine month period ended August 31, 2007, the amount of interest expense reclassified to discontinued operations was approximately $14 million and $159 million, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Summarized financial information for the Company’s discontinued operations:

The table below provides information regarding amounts included within discontinued operations for the quarter and nine month period ended August 31, 2007 (dollars
in millions):

Three Months Ended August 31, 2007

Nine Months Ended August 31, 2007

(dollars in millions)

Pre-tax gain on discontinued operations

DFS

$
111

$
850

Quilter

—

174

Total

$
111

$
1,024

16.
Business Dispositions.

MSCI.    In the nine month period ended August 31, 2008, the Company sold approximately 53 million of its MSCI Inc. (“MSCI”) shares in two secondary offerings. The Company received net proceeds of approximately $1.6 billion and recognized pre-tax gains of $1.5 billion, net of professional fee expenses of approximately $26 million in conjunction with the sales of this investment. The Company currently owns approximately 28 million shares of MSCI’s class B common stock, which represents approximately 66% of the combined voting power of all classes of MSCI’s voting stock.

The Company consolidates MSCI for financial reporting purposes. The Company may ultimately divest its entire interest in MSCI.

MSCI is a provider of investment decision support tools to investment institutions worldwide and is included within the Institutional Securities business segment.

The table below provides information regarding the MSCI secondary offerings for the quarter and nine month period ended August 31, 2008:

Three Months Ended August 31, 2008

Nine Months Ended August 31, 2008

(in millions)

Number of MSCI shares sold

25

Net proceeds

$
780

$
1,560

Revenues

$
745

$
1,489

Professional fee expenses

$
14

$
26

Pre-tax gain

$
731

$
1,463

Morgan Stanley Wealth Management S.V., S.A.U.    In the second quarter of fiscal
2008, the Company sold Morgan Stanley Wealth Management S.V., S.A.U. (“MSWM S.V.”), its Spanish onshore mass affluent wealth management business. The Company recognized a pre-tax gain of approximately $687 million, net of transaction-related charges of approximately of $50 million. The results of MSWM S.V. are included within the Global Wealth Management Group business segment through the date of sale.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

17.
Subsequent Events.

Financial Holding
Company.    On September 21, 2008, the Company obtained approval from the Fed to become a bank holding company upon the conversion of its wholly owned indirect subsidiary, Morgan Stanley Bank (Utah), from a Utah industrial bank to a national bank. On September 23, 2008, the Office of the Comptroller of the Currency (the “OCC”) authorized Morgan Stanley Bank (Utah) to commence business as a national bank, operating as Morgan Stanley Bank, N.A.
Concurrent with this conversion, the Company became a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company sought this new status from the Fed to provide the Company maximum flexibility and stability to pursue new business opportunities as the financial marketplace undergoes rapid and profound changes. The Company will pursue initiatives to expand the retail banking services it offers its retail clients and build a stable base of core deposits. The Company has more than 3 million retail accounts and its subsidiary depositary institutions had $36 billion in bank deposits as of August 31, 2008. The Company has become subject to the consolidated supervision and regulation of the Fed and Morgan Stanley Bank, N.A. has become subject to the supervision and regulation of the OCC. The Federal Deposit Insurance Corporation (“FDIC”) will continue to insure deposits at Morgan
Stanley Bank, N.A., and Morgan Stanley Trust FSB to the maximum extent allowed by the FDIC. The Company does not expect significant adverse tax or accounting effects from this new status.

Mitsubishi UFJ Financial Group, Inc.    On September 29, 2008, the Company entered into a stock purchase agreement with MUFG to sell $9 billion in equity securities of the Company representing a 21% interest on a fully diluted basis. Under the terms of the agreement, MUFG will purchase (i) 6,045,750 shares of 10% Series B Non-Cumulative Non-Voting Perpetual Convertible
Preferred Stock, par value $0.01 per share (“Series B Preferred Stock”), at a purchase price of $1,000.00 per share, and (ii) 117,000,000 shares of the Company’s common stock, par value $0.01 per share, at a purchase price of
$25.25 per share.

The Series B Preferred Stock is convertible at MUFG’s option at any time at a conversion price of $31.25 per share, subject to certain anti-dilution adjustments. One-half of the Series B Preferred Stock will mandatorily convert into Common Stock when, at any time after the first anniversary of the closing, the market price of the Company’s Common Stock exceeds 150% of the conversion price for twenty trading days within any period of thirty consecutive trading days beginning after such first anniversary. The remainder of the Series B Preferred Stock will mandatorily convert on the same basis following the second anniversary of the closing. Each share of Series B Preferred Stock is convertible into 32 shares of common stock, subject to certain anti-dilution adjustments.

On October 7, 2008, the Company announced that the parties had received key regulatory clearances for the transaction, including approval by the Fed and other key global regulators, and “early termination” under the
Hart-Scott-Rodino Act. The transaction is expected to close promptly after the expiration of the mandatory five-day waiting period following the Fed approval on October 6, 2008. Upon closing, MUFG has the right to nominate a representative for election to the Company’s Board of Directors (the “Board”) and the right to one observer on the Board.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have
reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of August 31, 2008, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended August 31, 2008 and August 31, 2007, and the condensed consolidated statements of cash flows for the nine-month periods ended August 31, 2008 and 2007. These interim financial statements are the responsibility of the management of the Company.

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

As discussed in Note 1 and in Note 13 to the condensed consolidated interim financial statements, effective December 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”

/s/ DELOITTE & TOUCHE LLP

New York, New York

October 8, 2008

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

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see
“Forward-Looking Statements” immediately preceding Part I, Item 1, “Competition” and “Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and “Certain Factors Affecting Results
of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (the “Form 10-K”), “Management’s Discussion and Analysis of Financial Condition and
Results of Operations” in the Company’s 2008 Quarterly Reports on Form 10-Q, “Risk Factors” in Part II, Item 1A herein, and other items throughout the Form 10-K, Forms 10-Q and the Company’s 2008 Current Reports on Form 8-K.

The Company’s results of operations for the quarters and nine month periods ended August 31, 2008 and 2007 are discussed below.

Discontinued Operations.

On June 30, 2007, the Company
completed the spin-off (the “Discover Spin-off”) of Discover Financial Services (“DFS”) to its shareholders. DFS’ results are included within discontinued operations for all periods presented through the date of the Discover
Spin-off. The results of Quilter Holdings Ltd. (“Quilter”), Global Wealth Management Group’s former mass affluent business in the U.K., are also reported as discontinued operations for the first quarter of fiscal 2007. See Note 15 to the condensed consolidated financial statements.

Results of Operations.

Executive Summary.

Financial Information.

At or for the Three Months Ended August 31,

At or for the Nine Months Ended August 31,

2008

2007(1)

2008

2007(1)

Net revenues (dollars in millions):

Institutional Securities

$
5,911

$
4,983

$
15,749

$
19,574

Global Wealth Management Group

1,555

1,683

5,597

4,836

Asset Management

647

1,364

1,678

4,241

Intersegment Eliminations

(64
)

(72
)

(143
)

(175
)

Consolidated net revenues

$
8,049

$
7,958

$
22,881

$
28,476

Income (loss) before income taxes (dollars in millions)(2):

Institutional Securities

$
2,183

$
1,501

$
4,979

$
7,296

Global Wealth Management Group

(34
)

287

1,209

777

Asset Management

(204
)

491

(592
)

1,173

Intersegment Eliminations

3

(14
)

12

(1
)

Consolidated income before income taxes

$
1,948

$
2,265

$
5,608

$
9,245

Consolidated net income (dollars in millions)

$
1,425

$
1,543

$
4,002

$
6,797

Earnings applicable to common shareholders (dollars in millions)(3)

$
1,414

$
1,526

$
3,960

$
6,747

Earnings per basic common share:

Income from continuing operations

$
1.36

$
1.45

$
3.83

$
6.08

Gain on discontinued operations

—

0.07

—

0.65

Earnings per basic common share

$
1.36

$
1.52

$
3.83

$
6.73

Earnings per diluted common share:

Income from continuing operations

$
1.32

$
1.38

$
3.72

$
5.79

Gain on discontinued operations

—

0.06

—

0.61

Earnings per diluted common share

$
1.32

$
1.44

$
3.72

$
6.40

Regional net revenues (dollars in millions)(4):

Americas

$
4,637

$
4,121

$
11,977

$
16,242

Europe, Middle East and Africa

2,593

2,405

7,931

8,077

Asia

819

1,432

2,973

4,157

Consolidated net revenues

$
8,049

$
7,958

$
22,881

$
28,476

Statistical Data.

Book value per common share(5)

$
31.25

$
32.14

$
31.25

$
32.14

Average common equity (dollars in billions)(6):

Institutional Securities

$
21.6

$
25.1

$
23.3

$
22.6

Global Wealth Management Group

1.4

1.7

1.5

1.7

Asset Management

4.2

3.6

3.8

3.3

Total from operating segments

27.2

30.4

28.6

27.6

Discontinued operations

—

1.9

—

4.4

Unallocated capital

7.1

3.5

4.2

4.2

Consolidated average common equity

$
34.3

$
35.8

$
32.8

$
36.2

Statistical Data—(Continued).

At or for the Three Months Ended August 31,

At or for the Nine Months Ended August 31,

2008

2007(1)

2008

2007(1)

Return on average common equity(6):

Consolidated

16
%

17
%

16
%

25
%

Institutional Securities

29
%

16
%

20
%

29
%

Global Wealth Management Group

N/M

39
%

70
%

37
%

Asset Management

N/M

35
%

N/M

30
%

Effective income tax rate from continuing operations

27.1
%

34.4
%

29.0
%

33.0
%

Worldwide employees

46,383

47,713

46,383

47,713

Average liquidity (dollars in billions)(7):

Parent company liquidity

$
81

$
49

$
75

$
44

Bank and other subsidiary liquidity

94

44

69

30

Total liquidity

$
175

$
93

$
144

$
74

Capital ratios(8):

Total capital ratio

19.0
%

—

19.0
%

—

Tier 1 ratio

12.7
%

—

12.7
%

—

Consolidated assets under management or supervision by asset class (dollars in billions):

Equity(9)

$
288

$
333

$
288

$
333

Fixed income(9)

265

227

265

227

Alternatives(10)

70

63

70

63

Private Equity

3

3

3

3

Infrastructure

4

1

4

1

Real Estate

37

34

37

34

Subtotal

667

661

667

661

Unit trusts

12

15

12

15

Other(9)

50

57

50

Total assets under management or supervision(11)

729

733

729

733

Share of minority interest assets(12)

7

6

7

6

Total

$
736

$
739

$
736

$
739

Institutional Securities:

Mergers and acquisitions completed transactions (dollars in billions)(13):

Global market volume

$
201.7

$
249.7

$
424.5

$
768.6

Market share

30.4
%

25.8
%

24.4
%

31.6
%

Rank

3

2

5

1

Mergers and acquisitions announced transactions (dollars in billions)(13):

Global market volume

$
163.8

$
327.7

$
389.9

$
1,043.9

Market share

18.3
%

28.4
%

19.3
%

34.9
%

Rank

6

2

5

1

Global equity and equity-related issues (dollars in billions)(13):

Global market volume

$
16.7

$
19.5

$
40.5

$
44.6

Market share

10.5
%

8.1
%

9.7
%

7.8
%

Rank

2

3

3

4

Statistical Data—(Continued).

At or for the Three Months Ended August 31,

At or for the Nine Months Ended August 31,

2008

2007(1)

2008

2007(1)

Global debt issues (dollars in billions)(13):

Global market volume

$
39.6

$
86.7

$
148.3

$
277.0

Market share

4.2
%

5.1
%

4.4
%

5.6
%

Rank

10

8

8

5

Global initial public offerings (dollars in billions)(13):

Global market volume

$
0.7

$
6.5

$
4.9

$
14.5

Market share

3.0
%

8.2
%

5.6
%

7.8
%

Rank

9

3

7

2

Pre-tax profit margin(14)

37
%

30
%

32
%

37
%

Global Wealth Management Group:

Global representatives

8,500

8,341

8,500

8,341

Annualized net revenue per global representative (dollars in thousands)(15)

$
741

$
817

$
769

$
796

Client assets by segment (dollars in billions):

$10 million or more

$
223

$
228

$
223

$
228

$1 million – $10 million

261

265

261

265

Subtotal $1 million or more

484

493

484

493

$100,000 – $1 million

171

182

171

182

Less than $100,000

22

24

22

24

Client assets excluding corporate and other accounts

677

699

677

699

Corporate and other accounts

30

35

30

35

Total client assets

$
707

$
734

$
707

$
734

Fee-based assets as a percentage of total client assets(16)

26
%

29
%

26
%

29
%

Client assets per global representative (dollars in millions)(17)

83

88

83

88

Bank deposits (dollars in millions)(18)

$
36,036

$
19,409

$
36,036

$
19,409

Pre-tax profit margin(14)

N/M

17
%

22
%

16
%

Asset Management:

Assets under management or supervision (dollars in billions)(19)

$
570

$
577

$
570

$
577

Percent of fund assets in top half of Lipper rankings(20)

34
%

41
%

34
%

41
%

Pre-tax profit margin(14)

N/M

36
%

N/M

28
%

N/M – Not Meaningful

(1)
Certain prior-period information has been reclassified to conform to the current period’s presentation.

(2)
Amounts represent income from continuing operations before gains (losses) from unconsolidated investees, income taxes and gain from discontinued operations.

(3)
Earnings applicable to common shareholders are used to calculate earnings per share information. The quarters ended August 31, 2008 and 2007 reflect a preferred stock dividend of $11 million and $17 million, respectively. The nine month periods ended August 31, 2008 and 2007 reflect a preferred stock dividend of $42 million and $50 million, respectively.

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

(5)
Book value per common share equals common shareholders’ equity of $34,665 million at August 31, 2008 and $34,150 million at August 31, 2007, divided by common shares outstanding of 1,109 million at August 31, 2008 and 1,062 million at August 31, 2007.

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

(13)
Source: Thomson Reuters, data as of August 31, 2008 (generated on September 3, 2008)—The data for the quarters ended August 31, 2008 and 2007 are for the periods from
June 1 to August 31, 2008 and June 1 to August 31, 2007, respectively. The data for the nine month periods ended August 31, 2008 and 2007 are for the periods from January 1 to August 31, 2008 and January 1 to August 31, 2007, respectively, as the industry standard is to view this data on a calendar-year basis.

(14)
Percentages represent income from continuing operations before gains (losses) from unconsolidated investees and income taxes, as a percentage of net revenues.

(15)
Annualized net revenue per global representative amounts equal Global Wealth Management Group’s net revenues (excluding the sale of Morgan Stanley Wealth Management S.V.)
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

(20)
Source: Lipper, one-year performance excluding money market funds as of August 31, 2008 and 2007, respectively.

Financial Holding Company.    On September 21, 2008, the Company obtained approval from the Board of Governors of the Federal Reserve
System (the “Fed”) to become a bank holding company upon the conversion of its wholly owned indirect subsidiary, Morgan Stanley Bank (Utah), from a Utah industrial bank to a national bank. On September 23, 2008, the Office of the
Comptroller of the Currency (the “OCC”) authorized Morgan Stanley Bank (Utah) to commence business as a national bank, operating as Morgan Stanley Bank, N.A. Concurrent with this conversion, the Company became a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company sought this new status from the Fed to provide the Company maximum flexibility and stability to pursue new business opportunities as the financial marketplace undergoes rapid and profound changes. The Company will pursue initiatives to expand the retail banking services it offers its retail clients and build a stable base of core deposits. The Company has more than 3 million retail accounts and its subsidiary depository institutions had $36 billion in bank deposits as of August 31, 2008. The Company has become subject to the supervision and regulation of the Fed and Morgan Stanley Bank, N.A. has become subject to the consolidated supervision and regulation of the OCC. The Federal Deposit Insurance Corporation (“FDIC”) will continue to insure deposits at Morgan Stanley Bank, N.A. and Morgan Stanley Trust FSB to the maximum extent allowed by the FDIC. See
“Financial Holding Company Status” herein for a further discussion. The Company does not expect significant adverse tax or accounting effects from this new status.

Mitsubishi UFJ Financial Group, Inc.    On September 29, 2008, the Company reached a definitive agreement under which Mitsubishi UFJ Financial Group, Inc. (“MUFG”)
would invest $9 billion in equity securities of the Company representing a 21% interest on a fully diluted basis. See Note 17 to the condensed consolidated financial statements for a further description of terms of the agreement. The Company and
MUFG have also agreed to pursue a global strategic alliance and have identified numerous areas of collaboration, including asset management, capital markets and corporate and retail banking. On October 7, 2008, the Company announced that the parties had received key regulatory clearances for the transaction, including approval by the Fed and other key global regulators, and “early termination” under the Hart-Scott-Rodino Act.

The transaction is expected to close promptly after the expiration of the mandatory five-day waiting period following the
Fed approval on October 6, 2008. Upon closing, MUFG has the right to nominate a representative for election to the Company’s Board of Directors (the “Board”) and the right to one observer on the Board.

Third Quarter 2008 Performance.

Company
Results.    The Company recorded net income of $1,425 million in the quarter ended August 31, 2008, an 8% decrease from the comparable fiscal 2007 period. Results for the quarter ended August 31, 2008 included a pre-tax gain of $731 million related to a secondary offering of MSCI Inc. (see Note 16 to the condensed consolidated financial statements). Net revenues (total revenues less interest expense) increased 1% to $8,049 million as challenging market conditions negatively affected the current quarter’s results. Non-interest expenses of $6,101 million increased 7% from the third quarter of last year primarily due to a $288 million charge related to the announced buy-back program of auction rate securities. Diluted earnings per share were $1.32 compared with $1.44 in last year’s third quarter. Compensation and benefits expense increased 3%. Diluted earnings per share from continuing operations were $1.32 compared with
$1.38 in last year’s third quarter. The annualized return on average common equity from continuing operations was 16.5% compared with 17.2% in the third quarter of last year.

For the nine month period ended August 31, 2008, net income was $4,002 million, a 41% decrease from $6,797 million a year ago. Net revenues decreased 20% to $22,881 million and non-interest expenses decreased 10% to $17,273 million. Diluted earnings per share were $3.72 compared with $6.40 a year ago. The annualized return on average common equity from continuing operations for the nine month period was 16.1% compared with 25.5% in the prior-year period. Results for the nine month period ended August 31, 2008 included a pre-tax gain of $1,463 million related to the secondary offerings of MSCI Inc. and a pre-tax gain of $687 million related to the sale of Morgan Stanley Wealth
Management S.V., S.A.U. (“MSWM S.V.”) (see Note 16 to the condensed consolidated financial statements). Results for the nine month period ended August 31, 2007 included a gain of $168 million ($109 million after-tax) in discontinued
operations related to the sale of Quilter on February 28, 2007 (see Note 15 to the condensed consolidated financial statements).

The Company’s
effective income tax rate from continuing operations was 27.1% and 29.0% for the quarter and nine month period ended August 31, 2008 compared with 34.4% and 33.0% for the quarter and nine month period ended August 31, 2007, respectively.
The decrease in the effective rate in the quarter primarily reflected a change in the geographic mix of earnings. The decrease in the effective rate in the nine month period primarily reflected a change in the geographic mix of earnings and a lower level of earnings.

At August 31, 2008, the Company had 46,383 employees worldwide compared with 47,713 at the end of the third quarter of last year and 48,256 at November 30, 2007.

Institutional Securities.    Institutional Securities recorded income from
continuing operations before gains (losses) from unconsolidated investees and income taxes of $2,183 million, a 45% increase from last year’s third quarter. Net revenues increased 19% to $5,911 million primarily due to strong results from equity sales and trading activities and the pre-tax gain of $731 million related to a secondary offering of MSCI Inc. Sales and trading revenues also benefited by approximately $1.5 billion from the widening of the Company’s credit spreads on certain long-term and short-term borrowings that are accounted for at fair value. Non-interest expenses increased 7% to $3,728 million from last year’s third quarter, reflecting higher compensation costs, partially offset by lower brokerage and clearing expenses and other business-related activities.

Investment banking revenues decreased 28% from the third quarter of fiscal 2007 to $1,032 million, reflecting declines in industry-wide activity resulting in lower revenues from merger, acquisition and restructuring activities and lower revenues from fixed income and equity underwriting transactions. Advisory fees from merger, acquisition and restructuring transactions were $401 million, a decrease of 40% from the comparable period of fiscal 2007. Underwriting revenues decreased 19% to $631 million.

Equity sales and trading revenues increased 42% to $2,671 million. Higher revenues from derivative products, prime brokerage, equity cash products and higher proprietary trading results contributed to the increase. Equity sales and trading revenues also benefited by approximately $509 million from the widening of the Company’s credit spreads on certain long-term and short-term borrowings that are accounted for at fair value. Fixed income sales and trading revenues were $1,903 million, 8% below the $2,078 million recorded in the third quarter of fiscal 2007. Lower revenues from interest rate, credit and currency products and net losses in mortgage loan products were partly offset by higher revenues from commodities. In addition, fixed income sales and trading benefited by approximately $956 million from the widening of the Company’s credit spreads on certain long-term and short-term borrowings that are accounted for at fair value. Within interest rate, currency and credit products, continued dislocation in the credit markets resulted in a decline in credit products revenue primarily reflecting losses related to monoline exposures. The decline in credit products revenues was partly offset by higher net revenues from foreign exchange products, reflecting higher customer flow and higher levels of volatility. Commodities results increased from a year ago reflecting strong customer flow and higher price volatility.

In the third quarter of fiscal 2008, other sales and
trading losses of $410 million reflected mark-to-market losses on loans and commitments that were partly offset by gains on related hedges and losses related to mortgage-related securities portfolios in the Company’s domestic subsidiary banks
(see “Impact of Credit Market Events” herein).

Principal transaction net investment losses aggregating $245 million were recognized in the quarter ended August 31, 2008 compared with net investment gains of $217 million in the quarter ended August 31, 2007. The losses were primarily related to net losses from the Company’s investments in passive limited partnership interests associated with the Company’s real estate funds and investments that benefit certain employee deferred compensation and co-investment plans, and other principal investments.

Global Wealth Management Group.    Global Wealth Management Group recorded losses from continuing operations before income taxes of $34 million, as compared with income of $287 million in the third quarter of fiscal 2007, primarily reflecting a charge of $277 million for the announced buy-back program of auction rate securities (see Note 8 to the condensed consolidated financial statements). Net revenues were $1,555 million, an 8% decrease from last year’s third quarter, primarily reflecting lower revenues from asset management, distribution and administration fees and lower investment banking revenues. The decline in net revenues was partly offset by higher net interest revenue from growth in the bank deposit program. The decline in asset management revenues reflects the termination of the Company’s fee-based brokerage program in the fourth quarter of fiscal 2007 and a change in the classification of sub-advisory fees due to modifications of certain customer agreements, partly offset by growth in other fee-based products. Total non-interest expenses were $1,589 million, a 14% increase from last year’s third quarter. Compensation and benefits expense decreased 6%, primarily reflecting lower incentive-based compensation accruals due to lower net revenues. Non-compensation costs increased 65%, primarily due to the previously mentioned charge of $277 million for the auction rate securities. In addition, the third quarter of fiscal 2007 included an insurance reimbursement related to a litigation matter. The increase in non-compensation costs was partly offset by a change in the classification of sub-advisory fees due to modifications of certain customer agreements. Total client assets were $707 billion, a $27 billion decrease from last year’s third quarter. Client assets in fee-based accounts were $186 billion, a 12% decrease from last year’s third quarter and decreased as a percentage of total client assets to 26% from 29%. The decline in fee-based assets as a percent of total client assets largely reflected the termination on October 1, 2007 of the Company’s fee-based (fee-in-lieu of commission) brokerage program pursuant to a court decision vacating an SEC rule that permitted fee-based brokerage. At August 31, 2008, the number of global representatives was 8,500, an increase of 159 from a year ago.

Asset Management.    Asset Management recorded a
loss before income taxes of $204 million in the third quarter of fiscal 2008 compared with income before income taxes of $491 million in the third quarter of last year. The current quarter includes the operating results of Crescent Real Estate
Equities Limited Partnership (“Crescent”). Net

revenues of $647 million decreased 53% from last year’s third quarter, primarily due to principal transaction net losses in the real estate and private equity businesses compared with gains recorded in the third quarter of last year. Asset management, distribution and administration fees were lower primarily due to lower performance fees in the Company’s alternatives business. Non-interest expenses decreased 3% to $851 million from last year’s third quarter. Compensation and benefits expense decreased 25%, primarily reflecting lower incentive based compensation accruals due to lower net revenues including losses associated with investments for the benefit of the Company’s employee deferred compensation and co-investment plans. Assets under management or supervision within Asset Management of $570 billion were down $7 billion from a year ago, primarily reflecting a decrease in equity products resulting from market depreciation and net outflows, partially offset by an increase in assets related to net inflows from alternative products and institutional money market funds.

Global Market and Economic Conditions.

In the U.S., market and
economic conditions were unprecedented and challenging with tighter credit conditions and slower growth during the third quarter of fiscal 2008. During the quarter, credit markets continued to experience illiquidity and wider credit spreads.
Continued concerns about the impact of monoline insurers, residential and commercial mortgage loan products and structured investment vehicles caused the broader credit markets to deteriorate further. The U.S. unemployment rate at the end of the third quarter of fiscal 2008 increased to 6.1% from 4.7% at the end of fiscal 2007, reaching the highest level in the last five years. In the U.S., equity market indices were both lower at the end of the quarter and the nine month period. Concerns about future economic growth, high oil prices, lower consumer sentiment, the adverse developments in the credit markets and mixed corporate earnings continued to challenge the U.S. economy and the equity markets. The Fed left the benchmark interest rate and discount rate unchanged during the quarter, while the benchmark interest rate and the discount rate were both lowered by 2.50% in the nine month period, including a 0.75% interest rate reduction in January 2008. Also, during the nine month period, the Fed lowered the primary credit rate by 0.25%. The Fed continues to provide additional liquidity and stability to the financial markets and continues to mitigate the negative economic impact related to the credit markets.
Although providing liquidity and stability to the financial markets is a primary objective, the Fed also remains concerned about inflationary pressures.

Subsequent to quarter end, credit conditions worsened considerably (see “Impact of Credit Market Events” herein) and the landscape of the U.S. financial services industry changed dramatically. In September 2008, the potential systemic impact from maturing debt at two government sponsored entities (“GSEs”), formerly Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”), led the U.S.
Federal Government to assume a conservatorship role in these GSEs. In September 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) declared bankruptcy, the Bank of America Corp. (“Bank of America”) announced and signed an agreement to acquire Merrill Lynch & Co., Inc. (“Merrill Lynch”) and the U.S. Federal government provided a loan to American International Group Inc. (“AIG”) in exchange for an equity interest in AIG. In September 2008, the Fed announced enhancements to its programs to provide additional liquidity to the asset-backed commercial paper and money markets, and the Fed has indicated that it plans to purchase from primary dealers short-term debt obligations issued by
Fannie Mae, Freddie Mac and the Federal Home Loan Banks. In September 2008, the U.S. Treasury proposed a plan to buy mortgage-related, illiquid and other troubled assets from U.S. financial institutions and in early October 2008, the Emergency
Economic Stabilization Act of 2008 was enacted. In September 2008, the Company and Goldman Sachs Group, Inc. received approval from the Fed to become federal bank holding companies. Also, in September 2008, other major U.S. financial institutions continued to consolidate. In October 2008, the Fed announced that it will establish a commercial paper funding facility in order to provide additional liquidity to the short-term debt markets. Also, in October 2008, the Fed lowered both the benchmark interest rate and the discount rate by 0.50% and it continues to consult frequently with its global central bank counterparts.

In Europe,
economic growth continued to slow during the third quarter of fiscal 2008 as export demand decreased, housing prices declined, consumer spending and business investment slowed and the disruption in the global financial markets continued. In Europe, equity market indices were both lower at the end of the quarter and nine month period. Concerns about the economic outlook and difficult conditions in the credit markets continued to challenge the European economy and the equity markets. The
European Central Bank (“ECB”)

raised the benchmark interest rate by 0.25% in both the quarter and nine month period. The ECB has indicated that it remains concerned about global inflation. The Bank of England left the benchmark interest rate unchanged in the quarter and decreased the benchmark interest rate by an aggregate of 0.75% in the nine month period. Subsequent to quarter end, financial services companies within
Europe began to consolidate as lending conditions among European banks worsened, the Lehman Brothers bankruptcy triggered additional credit disruptions and European governments intervened on behalf of large financial institutions. In October 2008, the ECB and the Bank of England both lowered their benchmark interest rates by 0.50% each in a coordinated effort with global central banks.

In Japan,
economic growth slowed as demand for exports were adversely impacted by higher energy and production costs. The level of unemployment remained relatively low. Japanese equity market indices ended both the quarter and the nine month period lower. The
Bank of Japan left the benchmark interest rate unchanged during the quarter and the nine month period. Economies elsewhere in Asia expanded, particularly in China, which benefited from strength in exports, domestic demand for capital projects and continued globalization. In China, equity market indices in the quarter were lower and in the nine month period were substantially lower. The People’s Bank of China left the benchmark lending rate unchanged during the quarter and increased the benchmark interest rate by 0.18% in the nine month period. Subsequent to quarter end, in September 2008, the People’s Bank of China lowered the benchmark lending rate by 0.27%. In October 2008, the People’s Bank of China lowered the benchmark interest rate by an additional 0.27% in a coordinated effort with global central banks. Subsequent to quarter end, the impact of difficult global credit conditions had an adverse impact on net Asian exports.

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

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations primarily represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Asset Management to the Global Wealth Management Group
associated with sales of certain products and the related compensation costs paid to the Global Wealth Management Group’s global representatives. Income (loss) before taxes recorded in Intersegment Eliminations was $3 million and $(14) million in the quarters ended August 31, 2008 and 2007, respectively, and $12 million and $(1) million in the nine month periods ended August 31, 2008 and 2007, respectively.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

Three Months Ended August 31,

Nine Months Ended August 31,

2008

2007

2008

2007

(dollars in millions)

Revenues:

Investment banking

$
1,032

$
1,439

$
2,887

$
4,175

Principal transactions:

Trading

2,449

1,236

7,152

9,970

Investments

(245
)

217

(643
)

963

Commissions

759

911

2,412

2,368

Asset management, distribution and administration fees

33

24

98

74

Interest and dividends

9,461

14,141

32,914

43,355

Other

927

222

2,111

693

Total revenues

14,416

18,190

46,931

61,598

Interest expense

8,505

13,207

31,182

42,024

Net revenues

5,911

4,983

15,749

19,574

Total non-interest expenses

3,728

3,482

10,770

12,278

Income before gains (losses) from unconsolidated investees and income taxes

2,183

1,501

4,979

7,296

Gains (losses) from unconsolidated investees

8

(19
)

29

(65
)

Provision for income taxes

618

483

1,405

2,293

Net income

$
1,573

$
999

$
3,603

$
4,938

Investment Banking.    Investment banking revenues for the quarter ended
August 31, 2008 decreased 28% from the comparable period of fiscal 2007, reflecting declines in industry-wide activity resulting in lower revenues from merger, acquisition and restructuring activities and lower revenues from fixed income and equity underwriting transactions. Advisory fees from merger, acquisition and restructuring transactions were $401 million, a decrease of 40% from the comparable period of fiscal 2007. Underwriting revenues were $631 million, a decrease of 19% from the comparable period of fiscal 2007. Equity underwriting revenues decreased 12% to $379 million. Fixed income underwriting revenues decreased 27% to $252 million.

At August 31, 2008, the backlog for investment banking transactions remained at consistent levels as compared with the end of the previous quarter. The backlog of merger, acquisition and restructuring transactions and equity and fixed income underwriting transactions is subject to the risk that transactions may not be completed due to challenging economic and market conditions, adverse developments regarding one of the parties to the transaction, a failure to obtain required regulatory approval, or a decision on the part of the parties involved not to pursue a transaction or the pace of completed transactions taking longer than in the past.

Investment banking revenues in the nine month period ended August 31, 2008 decreased 31% from the comparable period of fiscal 2007 due to lower revenues from fixed income and equity underwriting transactions and lower revenues from merger, acquisition and restructuring activities.

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

Total sales and trading revenues increased 35% in the quarter ended August 31, 2008 from the comparable period of fiscal 2007.

Sales and trading revenues include the following:

Three Months Ended August 31,

Nine Months Ended August 31,

2008(1)

2007(1)

2008(1)

2007(1)

(dollars in millions)

Equity

$
2,671

$
1,880

$
8,241

$
6,572

Fixed income

1,903

2,078

5,086

8,137

Other

(410
)

(877
)

(2,031
)

(1,040
)

Total sales and trading revenues

$
4,164

$
3,081

$
11,296

$
13,669

(1)
Amounts include Principal transactions—trading, Commissions and Net interest revenue (expenses). Other sales and trading net revenues primarily include net losses from loans and closed pipeline commitments related to investment banking, corporate lending and other corporate activities.

Equity sales and trading
revenues increased 42% to $2,671 million in the third quarter of fiscal 2008. The increase was driven by higher revenues from principal trading strategies, derivative products and equity cash products and higher revenues in prime brokerage.
Proprietary trading results reflect gains compared with losses in quantitative strategies in the quarter ended August 31, 2007. Revenues from derivative products, prime brokerage and equity cash products reflected higher customer flows and high levels of volatility. Subsequent to August 31, 2008, the Company’s prime brokerage business experienced significant outflows as clients withdrew some of their cash balances and reallocated positions. These outflows will negatively impact prime brokerage’s operating results in the fourth quarter of fiscal 2008.

Equity sales and trading revenues also significantly benefited from the widening of the Company’s credit spreads on financial instruments that are accounted for at fair value, including, but not limited to, those for which the fair value option was elected pursuant to Statement of Financial Accounting Standards
(“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” on December 1, 2006 (see Note 2 to the condensed consolidated financial statements). Equity sales and trading revenues included approximately $509 million due to the widening of the Company’s credit spreads during the quarter resulting from the decrease in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected.

Fixed income sales and trading revenues were $1,903 million, 8% lower than the third quarter of fiscal 2007.
The third quarter of fiscal 2008 reflected lower revenues from interest rate, credit and currency products and losses in residential and commercial mortgage loan products, partially offset by higher revenues from commodities. Fixed income sales and trading revenues reflected unrealized losses of approximately $1.3 billion and $2.4 billion in the quarter and nine month period ended August 31, 2008, respectively, related to changes in the fair value of net derivative contracts attributable to the widening of the counterparties’ credit default spreads. The Company also recorded unrealized gains of approximately $500 million and $800 million in the quarter and nine month period ended August 31, 2008, respectively, related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s credit default swap spreads. The unrealized losses and gains do not reflect any gains or losses on related hedging instruments. Fixed income sales and trading revenues also benefited by $956 million due to widening of the Company’s credit spreads resulting from the decrease in the fair value of certain of the Company’s long-term and short-term borrowings, such as structured notes, for which the fair value option was elected.

Interest rate, credit and currency product revenues decreased 28% in the third quarter of fiscal 2008.
Continued dislocation in the credit markets resulted in lower net revenues from credit products reflecting losses of $362 million related to exposure to monoline insurers (see “Impact of Credit Market Events—Monoline Insurers”

herein), partially offset by higher revenues from foreign exchange products due to higher customer flows and market volatility. Writedowns on mortgage proprietary trading products of approximately $640 million were primarily due to a broadening decline in the residential and commercial mortgage sector. The decline in the Company’s mortgage loan product activities reflected the difficult market conditions, as well as continued concerns in the subprime mortgage loan sector. See “Impact of Credit Market Events” herein. Commodity revenues increased 73%, primarily due to higher revenues from oil liquids, reflecting strong customer flow and higher price volatility. Revenues increased by approximately $956 million due to the widening of the Company’s credit spreads during the quarter resulting from the decrease in the fair value of certain of the Company’s long-term and short-term borrowings, such as structured notes, for which the fair value option was elected.

In addition to the equity and fixed income
sales and trading revenues discussed above, sales and trading revenues include the net revenues from the Company’s corporate lending activities. In the third quarter of fiscal 2008, other sales and trading losses were $410 million. Included in the $410 million were net losses of $272 million associated with loans and commitments as mark-to-market losses of $715 million were partly offset by gains on related hedges of $443 million. The $410 million also included losses of approximately
$108 million related to mortgage-related securities portfolios in the Company’s domestic subsidiary banks. For further information, see “Impact of Credit Market Events” herein.

Total sales and trading revenues decreased 17% to $11,296 million in the nine month period ended August 31, 2008 from the comparable period of fiscal 2007, reflecting lower fixed income sales and trading revenues and losses in other sales and trading revenues, partially offset by higher equity sales and trading revenues. Equity sales and trading revenues increased 25% to $8,241 million primarily due to higher revenues from derivative products, prime brokerage and equity cash products, partially offset by lower revenues from principal trading strategies. Fixed income sales and trading revenues decreased 37% to $5,086 million primarily due to losses in residential and commercial mortgage loan products. The losses in other sales and trading revenues were driven by markdowns of loans and loan commitments associated with the Company’s corporate lending activities, primarily
“event-driven” lending. These losses were primarily related to illiquid market conditions.

The Company’s corporate lending business
originates and distributes loans and commitments and intends to distribute its current positions; however, this is taking substantially longer than in the past due to market conditions. Widening credit spreads for non-investment grade loans could result in additional writedowns for these loans and commitments in excess of hedges. The fair value measurement of loan commitments takes into account certain fee income that is attributable to the contingent commitment contract. For further information about the Company’s corporate lending activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk.”

Principal Transactions—Investments.    Principal transaction net investment losses aggregating $245 million and $643 million were recognized in the quarter and nine month period ended August 31, 2008, as compared with net investment gains of $217 million and $963 million in the quarter and nine month period ended August 31, 2007. The losses were primarily related to net losses from the
Company’s investments in passive limited partnership interests associated with the Company’s real estate funds and investments that benefit certain employee deferred compensation and co-investment plans, and other principal investments.
The gains in the fiscal 2007 periods primarily related to realized and unrealized net gains associated with certain of the Company’s investments.

Other.    Other revenues aggregating $927 million and $2,111 million were recognized in the quarter and nine month period ended August 31, 2008, as compared with $222 million and $693 million in the quarter and nine month period ended August 31, 2007. The third quarter of fiscal 2008 included revenues of approximately $745 million related to a secondary offering of MSCI Inc. (see Note 16 to the condensed consolidated financial statements).
The nine month period ended August 31, 2008 reflected revenues related to two secondary offerings of MSCI Inc. totaling approximately $1.5 billion. The $1.5 billion included the $745 million recorded in the current quarter and $744 million recorded in the second quarter of fiscal 2008. The nine month period ended August 31, 2008 also included a gain associated with the sale of a controlling interest in a previously consolidated commodities subsidiary.

Non-Interest
Expenses.    Non-interest expenses increased 7% in the quarter ended August 31, 2008 and decreased 12% in the nine month period ended August 31, 2008, primarily due to compensation expense. Compensation and benefits expense increased 14% in the quarter and decreased 23% in the nine month period. The increase in the quarter primarily reflected higher incentive-based compensation accruals due to higher net revenues. The decrease in the nine month period primarily reflected lower incentive-based compensation accruals due to lower net revenues, partially offset by severance-related expenses of $396 million in the nine month period ended August 31, 2008. Excluding compensation and benefits expense, non-interest expenses decreased 4% in the quarter and increased 11% in the nine month period. Occupancy and equipment expenses increased 11% and 13% in the quarter and nine month period, primarily reflecting higher rent and occupancy costs in Europe, the Middle East, Africa and Asia. Brokerage, clearing and exchange fees decreased 18% in the quarter and increased 10% in the nine month period ended August 31, 2008. The decrease in the quarter primarily reflected lower equity trading activity and lower transaction costs in the Europe, the Middle East, Africa and Asia regions. The increase in the nine month period primarily reflected increased equity and fixed income trading activity. Information processing and communications expense increased 8% in the nine month period, primarily due to higher market data and data processing costs. Marketing and business development expenses decreased 14% in the quarter primarily due to lower levels of business activity.
Professional services expenses increased 9% in the nine month period, primarily due to higher consulting and legal costs. Other expenses increased 5% and 18% in the quarter and nine month period, primarily reflecting higher regulatory and litigation costs.

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

Three Months Ended August 31,

Nine Months Ended August 31,

2008

2007

2008

2007

(dollars in millions)

Revenues:

Investment banking

$
105

$
166

$
361

$
496

Principal transactions:

Trading

143

145

530

407

Investments

(9
)

3

(16
)

21

Commissions

326

353

1,035

1,025

Asset management, distribution and administration fees

693

788

2,103

2,286

Interest and dividends

327

321

948

893

Other

35

33

875

111

Total revenues

1,620

1,809

5,836

5,239

Interest expense

65

126

239

403

Net revenues

1,555

1,683

5,597

4,836

Total non-interest expenses

1,589

1,396

4,388

4,059

(Loss) income from continuing operations before income taxes

(34
)

287

1,209

777

(Benefit from) provision for income taxes

(25
)

119

440

308

(Loss) income from continuing operations

$
(9
)

$
168

$
769

$
469

Investment Banking.    Investment banking revenues decreased 37% and 27% in the
quarter and nine month period ended August 31, 2008, primarily due to lower underwriting activity across equity and unit trust products, partially offset by an increase in fixed income underwriting activity. The equity underwriting results in the nine month period ended August 31, 2007 primarily related to closed-end fund offerings.

Principal
Transactions—Trading.    Principal transaction trading revenues decreased 1% in the quarter and increased 30% in the nine month period ended August 31, 2008. The increase in the nine month period ended
August 31, 2008 was due to higher revenues from municipal, corporate and government fixed income securities, partially offset by losses associated with investments that benefit certain employee deferred compensation plans.

Principal Transactions—Investments.    Principal transaction net investment revenues decreased $12 million and $37 million in the quarter and nine month period ended August 31, 2008. The quarter and nine month period ended August 31, 2008 reflected net losses associated with investments that benefit certain employee deferred compensation plans. The quarter and nine month period ended August 31, 2007 reflected net gains from certain of the Company’s investments in exchanges and memberships.

Commissions.    Commission revenues decreased 8% in the quarter ended August 31, 2008, reflecting lower client activity. Commission revenues increased 1% in the nine month period ended August 31,
2008, reflecting higher client activity.

Asset Management, Distribution and Administration Fees.    Asset management,
distribution and administration fees decreased 12% and 8% in the quarter and nine month period ended August 31, 2008, primarily reflecting the discontinuance of the Company’s fee-based brokerage program in the fourth quarter of fiscal 2007 and a change in the classification of sub-advisory fees due to modifications of certain customer agreements, partially offset by growth in other fee-based products.

Client assets in fee-based accounts decreased 12% to $186 billion as of August 31, 2008 and represented 26% of total client assets compared with 29% as of August 31, 2007. The decline in fee-based assets as a percent of total client assets largely reflected the termination on October 1, 2007 of the Company’s fee-based (fee-in-lieu of commission)
brokerage program pursuant to a court decision vacating an SEC rule that permitted fee-based brokerage. Client assets that were in the fee-based program primarily moved to commission-based brokerage accounts, or, at the election of some clients, into other fee-based advisory programs, including Morgan Stanley Advisory, a nondiscretionary account launched in August 2007. Total client asset balances decreased to $707 billion as of August 31, 2008 from $734 billion as of
August 31, 2007, primarily due to asset depreciation, partially offset by higher client inflows. Client asset balances in households greater than $1 million decreased to $484 billion as of August 31, 2008 from $493 billion as of
August 31, 2007.

Net Interest.    Net interest revenues increased 34% and 45% in the quarter and nine month period ended August 31, 2008, primarily due to increased customer account balances in the bank deposit program. Balances in the bank deposit program rose to $36.0 billion as of August 31, 2008 from $19.4 billion as of August 31, 2007.

Other Revenues.    Other revenues were $35 million and $875 million in the quarter and nine month period ended
August 31, 2008. The nine month period ended August 31, 2008 included $743 million related to the sale of MSWM S.V., the Spanish onshore mass affluent wealth management business, during the second quarter of fiscal 2008 (see Note 16 to the condensed consolidated financial statements).

Non-Interest Expenses.    Non-interest expenses increased 14% and 8% in
the quarter and nine month period ended August 31, 2008, respectively, primarily reflecting the charge of $277 million for the announced buy-back program of auction rate securities (see Note 8 to the condensed consolidated financial statements). Compensation and benefits expense decreased 6% in the quarter and increased 4% in the nine month period ended August 31, 2008. The decrease in the quarter primarily reflected lower incentive-based compensation accruals due to lower net revenues. The increase in the nine month period ended August 31, 2008 primarily reflected higher incentive-based compensation accruals related to higher net revenues, bonuses paid to certain key employees upon completion of the sale of MSWM
S.V. as well as investment in the business. The nine month period ended August 31, 2008 also included severance-related expenses of $27 million. Excluding compensation and benefits expense, non-interest expenses increased 65% and 18% in the quarter and nine month period. Occupancy and equipment increased 9% and 8% in the quarter and nine month period primarily due to an increase in space costs and branch renovations. Professional service expenses decreased 45% and 39% in the quarter and nine month period ended primarily due to the change in the classification of sub-advisory fees due to modifications of certain customer agreements. Other expenses increased 658% and 172% in the quarter and nine month period ended primarily driven by the charge of $277 million related to auction rate securities as previously mentioned.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

Three Months Ended August 31,

Nine Months Ended August 31,

2008

2007

2008

2007

(dollars in millions)

Revenues:

Investment banking

$
23

$
92

$
79

$
184

Principal transactions:

Trading

13

—

(279
)

—

Investments

(199
)

338

(604
)

1,458

Commissions

3

6

12

18

Asset management, distribution and administration fees

742

926

2,366

2,538

Interest and dividends

16

14

47

57

Other

157

10

243

62

Total revenues

755

1,386

1,864

4,317

Interest expense

108

22

186

76

Net revenues

647

1,364

1,678

4,241

Total non-interest expenses

851

873

2,270

3,068

(Loss) income before income taxes

(204
)

491

(592
)

1,173

(Benefit from) provision for income taxes

(63
)

174

(215
)

428

Net income (loss)

$
(141
)

$
317

$
(377
)

$
745

Investment Banking.    Investment banking revenues decreased 75% and 57% in the
quarter and nine month period ended August 31, 2008, primarily reflecting lower revenues from real estate products.

Principal
Transactions—Trading.    The quarter and nine month period ended August 31, 2008 included losses of $10 million and $283 million, respectively, related to securities issued by structured investment vehicles included in the Company’s condensed consolidated statements of financial condition. See “Impact of Credit Market Events—Money Market Funds and Structured Investment Vehicles” herein for further discussion.

Principal Transactions—Investments.    Principal transaction net investment losses aggregating
$199 million and $604 million were recognized in the quarter and nine month period ended August 31, 2008 as compared with net gains of $338 million and $1,458 million in the quarter and nine month period ended August 31, 2007. The current quarter and nine month period included net investment losses associated with the Company’s merchant banking and alternative investment products, including losses associated with certain investments for the benefit of the Company’s employee deferred compensation and co-investment plans. The net investment losses in the nine month period ended August 31, 2008 also included writedowns of approximately $250 million on Crescent prior to its consolidation. See “Impact of Credit
Market Events—Real Estate Investor Funds—Crescent” herein for further discussion. The quarter and nine month period ended August 31, 2007 included net gains associated with the Company’s merchant banking and alternative investment products, including higher revenues associated with certain investments for the benefit of the Company’s employee deferred compensation and co-investment plans.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees decreased 20% and 7% in the quarter and nine month period ended
August 31, 2008, respectively. The decrease in the quarter reflected lower performance fees in the alternatives business as well as lower fund management and administration fees due to a less favorable asset mix. The decrease in the nine month period ended August 31, 2008 was due to lower performance fees from alternative investment products and lower distribution fees partially offset by higher fund management and administration fees reflecting an increase in assets under management. Both periods also reflected lower shareholder servicing fees related to the modification of certain sub-transfer agent agreements, which resulted in an offsetting reduction to professional services expense. Average assets under management increased 3% to $582 billion in the quarter ended August 31, 2008 from the prior-year period average of $564 billion. Average assets under management increased 9% to $584 billion during the nine month period ended August 31, 2008 from the prior-year period average of
$538 billion.

Asset Management’s period-end and average customer assets under management or supervision were as follows:

At August 31,

Average For the Three Months Ended August 31,

Average For the Nine Months Ended August 31,

2008

2007(1)

2008

2007(1)

2008

2007(1)

(dollars in billions)

Assets under management or supervision by distribution channel:

Morgan Stanley Retail and Intermediary

$
68

$
80

$
71

$
80

$
75

$
78

Van Kampen Retail and Intermediary

123

149

128

151

135

147

Retail money markets

36

33

36

33

34

34

Total Americas Retail

227

262

235

264

244

259

U.S. Institutional

117

121

122

118

124

113

Institutional money markets

98

70

93

61

81

55

Non-U.S.

121

118

125

115

128

106

Total assets under management or supervision

563

571

575

558

577

533

Share of minority interest assets(2)

7

6

7

6

7

5

Total

$
570

$
577

$
582

$
564

$
584

$
538

At August 31,

Average For the Three Months Ended August 31,

Average For the Nine Months Ended August 31,

2008

2007(1)

2008

2007(1)

2008

2007(1)

(dollars in billions)

Assets under management or supervision by asset class:

Equity

$
206

$
254

$
218

$
260

$
233

$
252

Fixed income

231

201

228

191

217

185

Alternatives(3)

70

63

72

60

70

55

Unit trust

12

15

12

15

14

15

Total core asset management

519

533

530

526

534

507

Private equity

3

3

3

2

3

2

Infrastructure

4

1

4

1

3

—

Real estate

37

34

38

29

37

24

Total merchant banking

44

38

45

32

43

26

Total assets under management or supervision

563

571

575

558

577

533

Share of minority interest assets(2)

7

6

7

6

7

5

Total

$
570

$
577

$
582

$
564

$
584

$
538

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

Activity in Asset Management’s assets under management or supervision were as follows:

Three Months Ended August 31,

Nine Months Ended August 31,

2008

2007(1)

2008

2007(1)

(dollars in billions)

Balance at beginning of period

$
605

$
560

$
597

$
496

Net flows by distribution channel:

Morgan Stanley Retail and Intermediary

(2
)

1

(4
)

—

Van Kampen Retail and Intermediary

(4
)

1

(8
)

3

Retail money markets

(1
)

1

3

(3
)

Total Americas Retail

(7
)

3

(9
)

—

U.S. Institutional

(1
)

—

—

1

Institutional money markets

9

12

30

19

Non-U.S.

1

6

3

15

Total net flows

2

21

24

35

Net market (depreciation)/appreciation

(38
)

(5
)

(52
)

37

Total net (decrease)/increase

(36
)

16

(28
)

Acquisitions

1

—

1

7

Net increase in share of minority interest assets(2)

—

1

—

2

Balance at end of period

$
570

$
577

$
570

$
577

(1)
Prior period information has been reclassified to conform to the current period’s presentation.

(2)
Amount represents Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.

Net flows in the quarter and nine month period ended August 31, 2008 were primarily associated with positive flows into institutional money markets, partially offset by net outflows from Van Kampen and Morgan Stanley Retail and Intermediary products. See also “Impact of Credit Market Events—Money Market Funds and Structured Investment Vehicles” herein.

Other.    Other revenues increased by $147 million and $181 million in the quarter and nine month period ended August 31, 2008, respectively. The increase in the quarter and nine month period ended August 31, 2008 was primarily due to the revenues associated with Crescent. See “Impact of Credit Market Events—Real Estate Investor Funds—Crescent”
herein for further discussion. The increase in the nine month period also included higher revenues associated with Lansdowne Partners, a London-based investment manager in which the Company has a minority interest.

Non-Interest Expenses.    Non-interest expenses decreased 3% and 26% in the quarter and nine month period ended August 31, 2008, primarily reflecting a decrease in compensation and benefits expense, partially offset by higher operating costs associated with Crescent. Compensation and benefits expense decreased 25% and 42% in the quarter and nine month period, primarily reflecting lower incentive-based compensation accruals due to lower net revenues including losses associated with investments for the benefit of the Company’s employee deferred compensation and co-investment plans. The decrease in the nine month period was partially offset by severance-related expenses of $59 million. Excluding compensation and benefits expense, non-interest expenses increased 28% and 3% in the quarter and nine month period. Brokerage, clearing and exchange fees decreased 11% and 5% in the quarter and nine month period ended August 31, 2008, primarily driven by lower commission expenses. The decrease in the nine month period was partially offset by an increase in fee sharing expenses. Professional services expense increased 10% in the quarter and decreased 18% in the nine month period ended August 31, 2008. The increase in the quarter was primarily due to higher consulting fees and other professional services, partially offset by lower sub-advisory and sub-transfer agent fees. The decrease in the nine month period ended August 31, 2008 was primarily due to lower sub-advisory fees and sub-transfer agent fees, partially offset by an increase in consulting fees. Other expenses increased 396% and 71% in the quarter and nine month period ended August 31, 2008, primarily due to operating costs associated with Crescent.

Impact of Credit Market Events.

Overview.

The systematic risk reduction in the markets that occurred
in the latter half of fiscal 2007 continued in the first nine months of fiscal 2008. Continued concerns about the impact of subprime loans caused the subprime-related and broader credit markets to deteriorate further, with lower levels of liquidity and price transparency for certain credit products. These difficult market conditions adversely affected “event-driven” lending transactions, U.S. subprime and non-subprime residential mortgage products, commercial real estate products, structured investment vehicles and monoline insurers.

Liquidity and credit concerns were further exacerbated in September 2008 with Lehman Brothers’
bankruptcy filing, the sale of Merrill Lynch to Bank of America, the U.S. government conservatorship of Fannie Mae and Freddie Mac and the U.S. government loan to AIG (see “Results of Operations—Global Market and Economic Conditions”
herein). The Company’s net exposure to Lehman Brothers and AIG was immaterial as of August 31, 2008.

The results for the third quarter of fiscal 2008
included net losses of approximately $1.4 billion due to the difficult market conditions. Included in the $1.4 billion were net losses of $272 million associated with loans and loan commitments, mortgage proprietary trading net losses of $640 million, losses related to monoline exposures of $362 million and losses of $108 million related to mortgage-related securities portfolios in the Company’s domestic subsidiary banks.

The results for the third quarter of fiscal 2008 included net losses of approximately $272 million (negative mark-to-market valuations of approximately $715 million net of gains on hedges of approximately $443 million) associated with loans and loan commitments. The results for the nine month period ended August 31, 2008 included approximately $1.7 billion of such losses (negative mark-to-market valuations of approximately $2.4 billion net of gains on hedges of approximately $700 million) associated with loans and loan commitments. These losses were primarily related to the illiquid market conditions that existed since the third quarter of 2007. The valuation of these commitments could change in future periods depending on, among other things, the extent that they are renegotiated or repriced or the associated acquisition transaction does not occur.

The Company’s corporate lending business originates and distributes loans and commitments, and intends to distribute its current positions; however, this is taking longer than in the past due to market conditions. Widening credit spreads for non-investment grade loans could result in additional writedowns for these loans and commitments in excess of hedges. For further information about the Company’s corporate lending activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” herein.

In the
third quarter of fiscal 2008, the Company recorded mortgage proprietary trading losses of approximately $640 million. The $640 million included losses on non-subprime residential mortgages of approximately $400 million, losses on commercial mortgage-backed securities and commercial whole loan positions of approximately $100 million and losses of approximately $100 million on U.S. subprime mortgage proprietary trading exposures. See “Mortgage-Related Trading Exposures” herein.
In the first nine months of fiscal 2008, the Company recorded mortgage proprietary trading losses of approximately $2.2 billion. The $2.2 billion reflected losses on non-subprime residential mortgage, commercial mortgage and U.S. subprime mortgage trading positions.

The quarter and nine month period ended August 31, 2008 also included losses of $362 million and $1.4 billion, respectively, related to monoline exposures (see “Monoline Insurers” herein).

In addition, the Company recorded losses of approximately $108 million and $400 million in the quarter and nine month period ended August 31, 2008, respectively, related to mortgage-related securities portfolios in the Company’s domestic subsidiary banks (see “Subsidiary Banks” herein).

The Company also recognized losses of $10 million and $283 million in the quarter and nine month period ended August 31, 2008, respectively, related to securities issued by structured investment vehicles included in the Company’s condensed consolidated statements of financial condition (see “Money Market Funds and Structured Investment Vehicles” herein).

The Company continues to monitor its real estate-related and lending-related positions in order to manage its exposures to these markets and businesses. As market conditions continue to evolve, the fair value of these positions could further deteriorate (see “Results of Operations—Asset Management” herein for discussion of losses related to merchant banking and alternative investment products).

At the end of the third quarter of fiscal 2008, the Company performed an interim impairment test for goodwill, which did not result in an impairment charge. However, given the financial market and economic events that occurred in September 2008, the Company will perform an interim impairment test for goodwill during the fourth quarter of fiscal 2008, which could result in an impairment charge.

Mortgage-Related Trading Exposures.

The
Company has exposure to non-subprime residential mortgages which include prime, Alt-A (a categorization that falls between prime and subprime due to certain loan characteristics), European and Asian residential mortgage loans and residential mortgage-backed securities bonds (“RMBS”) and to derivatives referencing such mortgages or mortgage-backed securities. The Company also has exposure to commercial whole loans, commercial mortgage-backed securities (“CMBS”) and to related derivatives.

The Company has U.S. subprime mortgage-related trading positions consisting of U.S. asset-backed securities (“ABS”), collateralized debt obligation (“CDO”) securities, investments in subprime loans and derivatives referencing subprime mortgages or subprime mortgage-backed securities.

Subprime mortgages are loans secured by real property made to a borrower (or borrowers) with a diminished or impaired credit rating or with a limited credit history. A borrower’s credit history is reflected in his credit report and routinely converted into a numerical credit score often referred to as a Fair Isaac Corporation (or “FICO”) score. Generally, a loan made to a borrower with a low FICO score or other credit score has historically been considered as subprime. Loans to borrowers with higher FICO scores are typically considered prime or A1t-A, but may be subprime if the loan exhibits other high-risk factors.

The Company purchases interests in and enters into derivatives with CDOs. CDOs provide credit risk exposure to a portfolio of securities (“cash CDOs”) or a reference portfolio of securities (“synthetic
CDOs”). The underlying or reference portfolios may consist of ABS, RMBS, CMBS or other securities. The CDOs to which the Company has exposure were primarily structured and underwritten by third parties, although the Company also structured and underwrote CDOs, for which it received structuring and/or distribution fees, and from time to time retained interests in such CDOs.

The Company’s
interests in mortgage-related positions are carried at fair value with changes recognized in earnings. The valuation methodology used for these instruments incorporates a variety of inputs, including prices observed from the execution of a limited number of trades in the marketplace; ABX, CMBX and similar indices that track the performance of a series of credit default swaps based on subprime residential or commercial mortgages; and other market information, including data on remittances received and updated cumulative loss data on the underlying mortgages. The fair value of such positions has experienced significant declines as a result of a deterioration of value in the benchmark instruments as well as market developments. The value of these positions remains subject to mark-to-market volatility. See Note 1 to the condensed consolidated financial statements for a description regarding valuation of these instruments.

The Company’s
non-subprime residential, commercial and U.S. subprime mortgage-related exposures have each been reduced in the nine month period ended August 31, 2008 through write-downs, sales, paydowns, and hedging and trading activities whereby the Company purchased short protection including credit default, index and total rate-of-return swap positions.

The following tables provide a summary of the
Company’s non-subprime residential, commercial and U.S. subprime mortgage-related exposures (excluding amounts related to mortgage-related securities portfolios in the Company’s domestic subsidiary banks (see “Subsidiary Banks”
herein)) as of and for the quarter and nine month period ended August 31, 2008. Net exposure as of November 30, 2007 is also presented. The Company utilizes various methods of evaluating risk in its trading and other portfolios, including monitoring Net Exposure. Net Exposure is defined as potential loss to the Company over a period of time in an event of 100% default of the referenced loan, assuming zero recovery. Positive net exposure amounts indicate potential loss (long position)
in a default scenario. Negative net exposure amounts indicate potential gain (short position) in a default scenario. Net Exposure does not take into consideration the risk of counterparty default such that actual losses could exceed the amount of Net Exposure. See “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part II, Item 7A of the Form 10-K for a further description of how credit risk is monitored. For a further discussion of the
Company’s risk management policies and procedures see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

Non-subprime Residential Mortgages-Related Exposures.

Statement of Financial Condition August 31, 2008(1)

Statement of Financial Condition November 30, 2007(1)

Profit and (Loss) Three Months Ended August 31, 2008

Profit and (Loss) Nine Months Ended August 31, 2008

Net Exposure August 31, 2008

Net Exposure November 30, 2007

(dollars in billions)

Residential loans(2)

$
4.3

$
4.0

$
(0.1
)

$
(0.2
)

$
4.3

$
4.0

RMBS bonds(2)

3.2

8.7

(0.4
)

(1.4
)

3.2

8.7

RMBS backed warehouse lines

0.2

0.1

—

—

0.2

0.1

RMBS swaps(3)

0.4

0.1

(0.1
)

(0.1
)

(1.2
)

(1.9
)

Other secured financings(4)

2.8

3.6

—

—

—

—

Total residential non-subprime(5)

$
10.9

$
16.5

$
(0.6
)

$
(1.7
)

$
6.5

$
10.9

(1)
Statement of financial condition amounts are presented on a net asset/liability basis and do not take into account any netting of cash collateral against these positions. As of
August 31, 2008, the $10.9 billion is reflected in the Company’s condensed consolidated statement of financial condition as follows: Financial instruments owned of $11.2 billion and Financial instruments sold, not yet purchased of $0.3 billion. As of November 30, 2007, the $16.5 billion is reflected in the Company’s condensed consolidated statement of financial condition as follows: Financial instruments owned of $16.5 billion.

(2)
At August 31, 2008, gross and net exposure on non-subprime residential loans and bonds was split 53% Alt-A/near prime and 47% prime underlying collateral.

(3)
Amounts represent both hedges and directional positioning. At August 31, 2008, these positions included credit default and super senior CDO swaps.

(4)
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

(5)
Profit and (loss) amounts for the quarter ended August 31, 2008 include mortgage proprietary trading losses of approximately $(400) million and credit trading product losses of approximately $(200) million.

Commercial Mortgage-Related Exposures.

Statement of Financial Condition August 31, 2008(1)

Statement of Financial Condition November 30, 2007(1)

Profit and (Loss) Three Months Ended August 31, 2008

Profit and (Loss) Nine Months Ended August 31, 2008

Net Exposure August 31, 2008

Net Exposure November 30, 2007

(dollars in billions)

CMBS bonds

$
5.8

$
10.0

$
(0.1
)

$
(0.6
)

$
5.8

$
10.0

CMBS backed warehouse lines(2)

1.6

1.1

—

—

1.6

1.8

Commercial loans(2)

4.6

12.4

(0.2
)

(0.2
)

4.9

13.9

CMBS swaps(3)

3.3

1.0

0.5

1.4

(4.6
)

(8.2
)

Other secured financings(4)

4.2

7.0

—

—

—

—

Total CMBS/Commercial whole loan exposure(5)

$
19.5

$
31.5

$
0.2

$
0.6

$
7.7

$
17.5

(1)
Statement of financial condition amounts are presented on a net asset/liability basis and do not take into account any netting of cash collateral against these positions. As of
August 31, 2008, the $19.5 billion is reflected in the Company’s condensed consolidated statement of financial condition as follows: Financial instruments owned of $23.0 billion and Financial instruments sold, not yet purchased of $3.5 billion. As of November 30, 2007, the $31.5 billion is reflected in the Company’s condensed consolidated statement of financial condition as follows: Financial instruments owned of $33.2 billion and Financial instruments sold, not yet purchased of $1.7 billion.

(2)
Amounts include unfunded loan commitments.

(3)
At August 31, 2008, amounts include credit default, super senior CDOs, index and total rate-of-return swaps.

(4)
Amounts represent assets recorded under certain provisions of SFAS No. 140 and FIN 46R that function as collateral for an offsetting amount of non-recourse debt to third parties.
Any retained interests in these transactions are reflected in CMBS bonds.

(5)
Profit and (loss) amounts for the quarter ended August 31, 2008 include mortgage proprietary trading losses of approximately $(100) million and credit trading product gains of approximately $300 million.

U.S. Subprime Mortgage-Related Exposures.

Statement of Financial Condition August 31, 2008(1)

Statement of Financial Condition November 30, 2007(1)

Profit and (Loss) Three Months Ended August 31, 2008

Profit and (Loss) Nine Months Ended August 31, 2008

Net Exposure August 31, 2008

Net Exposure November 30, 2007

(dollars in billions)

Super Senior Derivative Exposure:

Mezzanine

$
(7.2
)

$
(8.7
)

$
(0.3
)

$
(1.2
)

$
1.1

$
3.9

CDO squared(2)

—

(0.1
)

—

—

—

0.1

Total ABS CDO super senior derivative exposure

$
(7.2
)

$
(8.8
)

$
(0.3
)

$
(1.2
)

$
1.1

$
4.0

Other CDO Exposure:

ABS CDO CDS

$
2.0

$
2.7

$
0.1

$
0.7

$
(0.5
)

$
(1.5
)

ABS CDO bonds

0.1

1.1

(0.1
)

(0.4
)

0.1

1.1

Total other CDO exposure

$
2.1

$
3.8

$
—

$
0.3

$
(0.4
)

$
(0.4
)

Subtotal ABS CDO-related exposure(3)

$
(5.1
)

$
(5.0
)

$
(0.3
)

$
(0.9
)

$
0.7

$
3.6

U.S. Subprime Mortgage-Related Exposure:

Loans

$
0.3

$
0.6

$
(0.1
)

$
(0.1
)

$
0.3

$
0.6

ABS bonds

1.2

2.7

(0.1
)

(0.9
)

1.2

2.7

ABS CDS

13.9

7.8

0.3

2.0

(2.2
)

(5.1
)

Subtotal U.S. subprime mortgage-related exposure

$
15.4

$
11.1

$
0.1

$
1.0

$
(0.7
)

$
(1.8
)

Total U.S. subprime trading exposure(4)

$
10.3

$
6.1

$
(0.2
)

$
0.1

$
—

$
1.8

(1)
Statement of financial condition amounts are presented on a net asset/liability basis and do not take into account any netting of cash collateral against these positions. In addition, these amounts reflect counterparty netting to the extent that there are positions with the same counterparty that are subprime-related; they do not reflect any counterparty netting to the extent that there are positions with the same counterparty that are not subprime related. As of August 31, 2008, the $10.3 billion is reflected in the Company’s condensed consolidated statement of financial condition as follows: Financial instruments owned of $16.7 billion and
Financial instruments sold, not yet purchased of $6.4 billion. As of November 30, 2007, the $6.1 billion is reflected in the Company’s condensed consolidated statement of financial condition as follows: Financial instruments owned of $15.3 billion and Financial instruments sold, not yet purchased of $9.2 billion.

(2)
Refers to CDOs where the collateral is comprised entirely of another CDO security.

(3)
In determining the fair value of the Company’s ABS super senior CDO-related exposures the Company took into consideration prices observed from the execution of a limited number of transactions and data for relevant benchmark instruments in synthetic subprime markets. Deterioration of value in the benchmark instruments as well as market developments have led to significant declines in the estimates of fair value. These declines reflected increased implied losses across this portfolio. At August 31, 2008, these implied loss levels are consistent with losses in the range between 22% – 47% implied by the ABX indices. These cumulative loss levels, at a severity rate of 57%, imply defaults in the range of 84% – 95% for 2005 and 2006 outstanding mortgages.

(4)
Profit and (loss) amounts for the quarter ended August 31, 2008 include mortgage proprietary trading losses of approximately $(100) million and credit trading product losses of approximately $(100) million.

Subsidiary Banks.

The securities portfolios of Morgan Stanley Bank, N.A. and Morgan Stanley Trust FSB (collectively, the “Subsidiary Banks”) include certain subprime-related securities. The portfolios contain no subprime whole loans, subprime residuals or CDOs.

At August 31, 2008 and November 30, 2007, the securities portfolios totaled $8.4 billion and $9.9 billion, respectively, consisting primarily of AAA-rated ABS bonds and residential mortgage-backed securities. Of these total amounts, $3.4 billion and $5.5 billion were subprime mortgage-related securities as of August 31, 2008 and November 30,
2007, respectively.

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

Money Market Funds and Structured Investment Vehicles.

During the quarter ended August 31, 2008, money market and liquidity funds advised by the Company’s asset management affiliates that invest primarily in corporate obligations experienced net inflows of $8.0 billion. Subsequent to quarter end, credit and liquidity conditions further deteriorated resulting in material redemptions from corporate money market and liquidity funds. In September 2008, such funds experienced net redemptions or outflows of approximately $46 billion. In September 2008, the Company purchased approximately $23 billion of securities from the funds, which are included in the Company’s condensed consolidated statement of financial condition. The securities were purchased by the Company to fund investor redemptions amidst illiquid trading markets for a wide range of money market instruments. Securities purchased included commercial paper, municipals, certificates of deposit and notes. All of the securities were short term in nature and rated A1 / P1 or better. These purchases were funded primarily through various available stabilization facilities.

Structured investment vehicles (“SIVs”) are unconsolidated entities that issue various capital notes and debt instruments to fund the purchase of assets. While the Company does not sponsor or serve as asset manager to any unconsolidated SIVs, the Company does serve as investment advisor to certain unconsolidated money market funds that have investments in securities issued by SIVs. In the second half of fiscal 2007, widespread illiquidity in the commercial paper market led to market value declines and rating agency downgrades of many securities issued by SIVs, some of which were held by the funds. As a result, the Company purchased at amortized cost approximately $900 million of such securities from the funds during fiscal 2007 and $217 million of such securities during the nine month period ended August 31, 2008. During the quarter and nine month period ended August 31, 2008, the Company recorded losses of $10 million and $283 million, respectively, on these securities.

The carrying value of the purchased securities still held by the Company as of August 31, 2008 was $490 million. Such positions are reflected at fair value, and presented in Financial instruments owned—Corporate and other debt in the condensed consolidated statements of financial condition. Subsequent to August 31, 2008, the Company has not purchased additional SIV securities from the funds. The Company has no obligation to purchase any additional SIV securities from the funds in the future. The funds continue to have investments in securities issued by SIVs, with an aggregate face value of approximately $400 million as of
August 31, 2008 compared with $8.2 billion as of November 30, 2007.

The Company does not consolidate these money market and liquidity funds because the Company does not have a controlling financial interest in the funds nor is it the primary beneficiary of such funds. The Company also does not have a significant variable interest in such funds. See “Results of Operations—Asset
Management” herein for Asset Management’s period-end and average customer assets under management or supervision.

Monoline Insurers.

Monoline insurers (“Monolines”) provide credit enhancement to capital markets transactions. The current credit environment severely affected the capacity of such financial guarantors. The Company’s direct exposure to Monolines is limited to bonds that are insured by Monolines and as counterparties to derivative contracts. The Company’s exposure to Monolines at August 31, 2008 consisted primarily of ABS bonds of approximately $800 million in the Subsidiary Banks’ portfolio (see “Subsidiary Banks”) that are collateralized primarily by first and second lien subprime mortgages enhanced by financial guarantees,
$1.5 billion in insured municipal bond securities and approximately $400 million in net counterparty exposure. Net counterparty exposure of approximately $400 million represents gross exposure of approximately $5.5 billion net of hedges as well as cumulative credit valuation adjustments of approximately $2 billion. The Company’s exposure to Monolines at November 30, 2007 consisted primarily of ABS bonds of $1.5 billion in the Subsidiary Banks’ portfolio, $1.3 billion in insured municipal bond securities and $800 million in net counterparty exposure. The Company’s hedging program for Monoline risk includes the use of both CDSs and transactions that effectively mitigate certain market risk components of existing underlying transactions with the Monolines. The results for the quarter and nine month period ended August 31, 2008 included losses of $362 million and $1.4 billion, respectively, related to these exposures.

Real Estate Investor Funds.

The Company acts as the general partner
for various real estate funds and also invests in certain of these funds as a limited partner.

Crescent.    An affiliated
entity of the Company acquired an investment in Crescent in August 2007. The assets of Crescent primarily include office buildings, investments in resorts and residential developments in select markets across the United States (“Crescent properties”). The Company had originally intended to include the Crescent properties in an investor fund. At the end of the second quarter of fiscal 2008, the Company modified its investment strategy based on various factors, including current market conditions, valuation, size of the investment and timing of the fund, and determined to operate Crescent and risk manage the Crescent properties.

As a result, the Company consolidated Crescent’s assets and liabilities of approximately $4.7 billion and $3.9 billion, respectively, as of May 31, 2008. The Company will continue to evaluate the Crescent properties and position them for sale as opportunities arise.

Prior to consolidating the assets and liabilities of Crescent, the Company recorded writedowns on its investment of approximately $250 million. These writedowns are included in the Asset Management business segment and reflected in Principal transactions—investments in the condensed consolidated statements of income for the nine month period ended August 31,
2008.

Beginning in the third quarter of fiscal 2008, the consolidated operating results of Crescent are included in the Asset
Management business segment. The current quarter and nine month period ended August 31, 2008 included net revenues of $85 million, non-interest expenses of $146 million and a loss before income taxes of $61 million related to Crescent.

Real Estate Investments.    The Company’s real estate investments are shown below by business group, property type and geographic region. Such amounts exclude investments that benefit certain employee deferred compensation and co-investment plans.

At August 31, 2008

(dollars in millions)

Business group

Crescent(1)

$
3,784

Real estate funds

2,003

Real estate bridge financing

186

Private equity

894

Infrastructure

59

Total

$
6,926

At August 31, 2008

(dollars in millions)

Property type

Office

$
3,165

Mixed-use

525

Hospitality

714

Residential

1,019

Retail

45

Real estate bridge financing

186

Private equity

894

Infrastructure

59

Other real estate

319

Total

$
6,926

At August 31, 2008

(dollars in millions)

Geographic region

Americas

$
4,899

Europe

683

Asia

1,344

Total

$
6,926

(1)
Amounts are shown gross of any non-recourse debt provided by external lenders which reduces the Company’s exposures.

ASF Framework.

In December 2007, the American Securitization Forum
(“ASF”) issued the “Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans” (the “ASF Framework”). The overall purpose of the ASF Framework is to provide recommended guidance for servicers to streamline borrower evaluation procedures and to facilitate the effective use of all forms of foreclosure and loss prevention efforts,

including refinancings, forbearances, workout plans, loan modifications, deeds-in-lieu and short sales or short payoffs. The ASF Framework is focused on certain subprime first-lien adjustable rate residential mortgage loans (“subprime ARM loans”).

The Company adopted the ASF Framework during the
first quarter of fiscal 2008, but has not yet modified a significant volume of loans using the ASF Framework. As of August 31, 2008, the Company modified approximately 1,060 subprime ARM loans eligible for fast track loan modification pursuant to the ASF Framework (“eligible subprime ARM loans”) with an aggregate unpaid principal balance of approximately $224 million.

The Company
estimates that the aggregate unpaid principal balance of eligible subprime ARM loans in Company-sponsored QSPEs at August 31, 2008 (including loans that are not serviced by the Company) was approximately $3.5 billion. The classification of a subprime ARM loan depends on several factors, including the delinquency status of the loan, the credit strength of the borrower, the value of the real estate securing the loan and the level of interest rates.

The Company does not expect that its application of the ASF Framework will impact the off-balance sheet status of Company-sponsored QSPEs that hold eligible subprime ARM loans and currently expects the potential impact on its condensed consolidated statements of income to be immaterial. The total amount of assets owned by Company-sponsored QSPEs that hold subprime ARM loans (including those loans that are not serviced by the Company) as of August 31, 2008, was approximately $36.6 billion. Of this amount, approximately $14.5 billion relates to subprime ARM loans serviced by the Company. The Company’s retained interests in Company-sponsored QSPEs that hold subprime ARM loans totaled approximately $33 million as of August 31, 2008.

Financial Holding Company Status.

On September 21, 2008, the Company obtained approval from the Fed to become a bank holding company upon the conversion of its wholly owned indirect subsidiary, Morgan
Stanley Bank (Utah), from a Utah industrial bank to a national bank. On September 23, 2008, the OCC authorized Morgan Stanley Bank (Utah) to commence business as a national bank, operating as Morgan Stanley Bank, N.A. Concurrent with this conversion, the Company became a financial holding company under the BHC Act.

As a financial holding company, the Company will be able to engage in any activity that is financial in nature or incidental to a financial activity. Most of the Company’s activities are permissible for a financial holding company as financial activities. Section 4 of the BHC Act by its terms provides any company, such as the Company, that becomes a financial holding company two years to conform its existing nonfinancial activities and investments to the requirements of Section 4 of the BHC Act with the possibility of three one year extensions. In addition,
Section 4(k) of the BHC Act permits the Fed to determine by regulation or order that certain activities are complementary to a financial activity and does not pose a risk to safety and soundness. The Fed has previously determined that a wide range of commodities activities are either financial in nature or complementary to a financial activity. The BHC Act also grandfathers “activities related to the trading, sale or investment in commodities and underlying physical properties”
provided that the Company conducted any of such activities as of September 30, 1997 and provided that certain other conditions are satisfied. In order to maintain its status as a financial holding company, the Company’s banking subsidiaries need to maintain their status as well capitalized and well managed depository institutions.

It is possible that certain of the Company’s existing
activities will not be deemed to be permissible financial activities, or incidental or complementary to such activities or otherwise grandfathered. If so, the Company will be required to divest them prior to the expiration of the statutory grace period of two years, with the possibility of three one-year extensions for a total grace period of five years. The Company does not believe that any such required divestment will have a material adverse impact on its financial condition or results of operations.

As a financial holding company, the Company has become subject to the comprehensive, consolidated supervision and regulation of the Fed.
This means that the Company is, among other things, subject to the Fed’s risk-based and leverage capital requirements and information reporting requirements for bank holding companies. The Fed has the authority to conduct on-site examinations of the Company and any of its affiliates, subject to coordinating with any state or federal functional regulator of any particular affiliate. Except for Morgan Stanley Bank, N.A., which has become subject to the supervision and regulation of the
OCC, the functional regulation of the Company’s subsidiaries by other state and federal regulators has not changed. The FDIC will continue to insure deposits at Morgan Stanley Bank, N.A. and Morgan Stanley Trust FSB to the maximum extent allowed by the FDIC.

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

1

Disclosures about Derivative Instruments and Hedging Activities

1

Determination of the Useful Life of Intangible Assets

1

Earnings Per Share

1

Instruments Indexed to an Entity’s Own Stock

1

Disclosures about Credit Derivatives

1

Fair Value Measurements

1

Transfers of Financial Assets and Extinguishment of Liabilities and Variable Interest Entities

1

Income Taxes

13

Discontinued Operations

15

Business Dispositions

16

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

Fair Value.

Financial Instruments Measured at Fair Value.    A significant number of the Company’s financial instruments are carried at fair value with changes in fair value recognized in earnings each period. The Company makes estimates regarding valuation of assets and liabilities measured at fair value in preparing the condensed consolidated financial statements. These assets and liabilities include but are not limited to:

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

The
Company’s Level 3 assets before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $78.4 billion and $73.7 billion as of August 31, 2008 and November 30, 2007, respectively, and represented approximately 19% as of August 31, 2008 and 15% as of November 30, 2007 of the assets measured at fair value (8% and 7% of total assets, as of August 31, 2008 and November 30, 2007, respectively). Level 3 liabilities before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $26.2 billion and $19.5 billion as of August 31, 2008 and November 30, 2007, respectively, and represented approximately 11%
and 7%, respectively, of the Company’s liabilities measured at fair value.

During the quarter ended August 31, 2008, the Company reclassified approximately $3.9 billion of certain Corporate and other debt from Level 2 to Level 3. These reclassifications included transfers primarily related to certain corporate loans and loan commitments. The reclassifications were due to a reduction in the volume of recently executed transactions and market price quotations for these instruments such that the inputs for these instruments became unobservable. The Company reclassified approximately $1.0 billion of certain Corporate and other debt from Level 3 to Level 2. These reclassifications included transfers primarily related to corporate loans and loan commitments as some liquidity re-entered the market for these specific positions and inputs for these instruments became observable.

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

See Notes 8 and 13 to the condensed consolidated financial statements for additional information on legal proceedings and tax examinations.

Special Purpose Entities.

The Company enters into a variety of
transactions with SPEs, primarily in connection with securitization activities. The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial instruments. In most cases, these SPEs are deemed to be VIEs. Unless a VIE is determined to be a QSPE (see Note 1 to the condensed consolidated financial statements), the Company is required to perform an analysis of each VIE at the date upon which the Company becomes involved with it to determine whether the Company is the primary beneficiary of the VIE, in which case the Company must consolidate the VIE. QSPEs are not consolidated. In addition, the Company serves as an investment advisor to numerous unconsolidated money market and other funds.

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

Global market and economic conditions have been, and continue to be, disrupted and volatile, and in recent weeks, the volatility has reached unprecedented levels. In particular, the Company’s cost and availability of funding have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. As a result of concern about the stability of the markets generally and the strength of counterparties specifically, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. The Company has already fulfilled its planned financing needs for 2008; however, to the extent that the Company is not able to access the debt markets on acceptable terms in the future, the Company may increase its use of deposit funding and other funding sources generally available to a financial holding company, and/or may seek to raise funding and capital through equity issuance.

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

The Company’s total assets decreased to $987,403 million at August 31, 2008, from $1,045,409 million at November 30, 2007. The decrease was primarily due to decreases in securities received as collateral, financial instruments owned—corporate and other debt and receivables from customers, partially offset by increases in securities purchased under agreements to resell and financial instruments owned—other sovereign government obligations and derivative contracts. Quarter end asset balances have been lower than intra-quarter balances due to the nature of the Company’s market making and client-financing activity as well as the Company’s efforts to manage its asset balances and liquidity. In September 2008, the Company’s total assets were reduced further primarily due to decreases in collateralized agreements related to the Company’s prime brokerage business.

Within the sales and trading related assets and liabilities are transactions attributable to securities financing activities. As of
August 31, 2008, securities financing assets and liabilities were $547 billion and $491 billion, respectively. Securities financing transactions include repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received, customer receivables/payables and related segregated customer cash.

Securities
financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. These matched book transactions are to accommodate customers, as well as to obtain securities for the settlement and financing of inventory positions. The customer receivable/payable portion of the securities financing transactions includes customer margin loans, collateralized by customer owned securities, and customer cash, which is segregated in order to satisfy regulatory requirements. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets was $19 billion that, in accordance with SFAS No. 140 represented equal and offsetting assets and liabilities for fully collateralized non-cash loan transactions.

The Company uses balance sheet leverage ratios and risk based capital ratios (see “Regulatory Requirements” herein) as indicators of capital adequacy when viewed in the context of the Company’s overall liquidity and capital policies. The Company utilizes the leverage ratio (as measured by total assets) and the adjusted leverage ratio when comparing financial services firms and evaluating leverage trends. The Company has adopted a definition of adjusted assets that excludes certain self-funded assets considered to have minimal market, credit and/or liquidity risk. These low-risk assets generally are attributable to the Company’s matched book and securities lending businesses. Adjusted assets are calculated by reducing gross assets by aggregate resale agreements and securities borrowed less non-derivative short positions and assets recorded under certain provisions of SFAS No. 140 and FIN 46R. Gross assets are also reduced by the full amount of cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements.

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

The following table sets forth the
Company’s total assets, adjusted assets and leverage ratios as of August 31, 2008 and November 30, 2007 and for the average month-end balances during the quarter and nine month period ended August 31, 2008:

Balance at

Average Month- End Balance

August 31, 2008

November 30, 2007

For the Three Months Ended
August 31, 2008

For the Nine Months Ended August 31,
2008

(dollars in millions, except ratio data)

Total assets

$
987,403

$
1,045,409

$
1,048,101

$
1,078,950

Less:

Securities purchased under agreements to resell

(179,540
)

(126,887
)

(162,592
)

(151,473
)

Securities borrowed

(241,051
)

(239,994
)

(261,032
)

(255,217
)

Add:

Financial instruments sold, not yet purchased

150,425

134,341

165,560

164,403

Less:

Derivative contracts sold, not yet purchased

(68,401
)

(71,604
)

(75,511
)

(76,348
)

Subtotal

648,836

741,265

714,526

760,315

Less:

Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements

(58,798
)

(61,608
)

(58,819
)

(59,837
)

Assets recorded under certain provisions of SFAS No. 140 and FIN 46R

(41,955
)

(110,001
)

(50,907
)

(73,592
)

Goodwill and net intangible assets

(3,996
)

(4,071
)

(3,899
)

(3,990
)

Adjusted assets

$
544,087

$
565,585

$
600,901

$
622,896

Common equity

$
34,665

$
30,169

$
34,302

$
32,775

Preferred equity

1,100

1,100

1,100

1,100

Shareholders’ equity

35,765

31,269

35,402

33,875

Junior subordinated debt issued to capital trusts

10,364

4,876

10,383

9,926

Subtotal

46,129

36,145

45,785

43,801

Less:

Goodwill and net intangible assets

(3,996
)

(4,071
)

(3,899
)

(3,990
)

Tangible shareholders’ equity

$
42,133

$
32,074

$
41,886

$
39,811

Leverage ratio(1)

23.4x

32.6x

25.0x

27.1x

Adjusted leverage ratio(2)

12.9x

17.6x

14.3x

15.6x

(1)
Leverage ratio equals total assets divided by tangible shareholders’ equity.

(2)
Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.

The reduction in total assets along with the increase in capital reduced the leverage ratio to 23.4x from 32.6x and the adjusted leverage ratio to 12.9x from 17.6x. The Company expects to continue reducing total assets and the leverage ratios.

Activity in the Nine Month
Period Ended August 31, 2008.

The Company’s total long-term debt and equity capital consists of shareholders’ equity and long-term borrowings (debt obligations scheduled to mature in more than 12 months). At August 31, 2008, total long-term debt and equity capital was $202,588 million, an increase of $11,503 million from November 30, 2007.

During the nine month period ended August 31, 2008, the Company issued notes with a carrying value at quarter-end aggregating $42.8 billion, including non-U.S.
dollar currency notes aggregating $14.4 billion. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates trading levels. As of August 31, 2008, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s senior debt indentures) was approximately $201 billion (including guaranteed obligations of the indebtedness of subsidiaries). The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 6.2 years at August 31, 2008 and 5.5 years at November 30, 2007. In addition, in December 2007, the Company sold Equity Units to a wholly owned subsidiary of CIC for approximately $5,579 million. See “China Investment Corporation Investment” herein.

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

There was no dilutive impact for the quarter ended August 31, 2008. The dilutive impact for the nine month period ended August 31, 2008 was approximately 85,000 shares.

Mitsubishi UFJ Financial Group Inc.

On September 29, 2008, MUFG and the Company reached a definitive agreement under which MUFG is investing $9 billion in equity in the Company for approximately a 21% interest in the Company on a fully diluted basis. On
October 7, 2008 the Company announced that the parties had received key regulatory clearances for the transaction, including approval by the Fed and other key global regulators and “early termination” under the Hart-Scott-Rodino
Act. See Note 17 to the condensed consolidated financial statements for further information.

The $9 billion investment will further enhance the
Company’s capital and liquidity positions and will improve the Company’s leverage and adjusted leverage ratios, Tier 1 and total capital ratios as compared with August 31, 2008 levels. The transaction is expected to close promptly after the expiration of the mandatory five-day waiting period following the Fed approval on October 6, 2008.

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

As of August 31, 2008, the Company’s equity capital (which includes shareholders’ equity and junior subordinated debt issued to capital trusts) was $46,129 million, an increase of $9,984 million from November 30, 2007, primarily due to the CIC investment and growth in retained earnings. The Company returns internally generated equity capital that is in excess of the needs of its businesses to its shareholders through common stock repurchases and dividends.

In December 2006, the Company announced that its Board of Directors had authorized the repurchase of up to $6 billion of the Company’s outstanding common stock. This share repurchase authorization replaced the Company’s previous repurchase authorizations with one repurchase program for capital management purposes that will consider, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. As of August 31, 2008, the Company had approximately $2.3 billion remaining under its current share repurchase authorization. During the quarter and nine month period ended August 31, 2008, the Company did not repurchase any shares of its common stock as part of its capital management share repurchase program (see also
“Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

The Board of Directors determines the declaration and
payment of dividends on a quarterly basis. In September 2008, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.27. The Company also announced that its Board of Directors declared a quarterly dividend of $255.56 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25556).

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

The following table presents the Company’s allocated average Tier 1 capital (“economic capital”) and average common equity for the quarters ended August 31, 2008 and November 30, 2007:

Three Months Ended August 31, 2008

Three Months Ended November 30, 2007

Average Tier 1 capital

Average common equity

Average Tier 1 capital

Average common equity

(dollars in billions)

Institutional Securities

$
24.4

$
21.6

$
28.0

$
27.7

Global Wealth Management Group

1.7

1.4

1.6

1.7

Asset Management

4.3

4.2

3.1

3.9

Unallocated capital

7.1

7.1

(0.4
)

(0.4
)

Total

$
37.5

$
34.3

$
32.3

$
32.9

Tier 1 capital and common equity allocated to the Institutional Securities business segment decreased in comparison with the quarter ended November 30, 2007 driven by reductions in market and credit risk exposures and the incorporation of market risk capital model enhancements. Tier 1 capital and common equity allocated to Asset Management increased driven by the consolidation of Crescent on the Company’s balance sheet. See “Impact of Credit Market Events—Real Estate Investor Funds—Crescent” herein for further discussion. Additionally, the proportion of common equity allocated to the operating segments decreased due to the issuance of hybrid capital. See “China Investment Corporation Investment” herein.

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

The Company’s liquidity and funding risk management policies are designed to mitigate the potential risk that the Company may be unable to access adequate financing to service its financial obligations without material franchise or business impact. The key objectives of the liquidity and funding risk management framework are to support the successful execution of the Company’s business strategies while ensuring sufficient liquidity through the business cycle and during periods of stressed market conditions.

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
These liquidity reserves are held in the form of cash deposits with banks and pools of unencumbered securities. The parent company liquidity reserve is managed globally and consists of overnight cash deposits and unencumbered U.S. and European government bonds and other high-quality collateral. All of the unencumbered securities are central bank eligible. The Company believes that diversifying the form in which its liquidity reserves (cash and securities) are maintained enhances its ability to quickly and efficiently source funding in a stressed environment. The Company’s funding requirements and target liquidity reserves may vary based on changes to the level and composition of its balance sheet, timing of specific transactions, client financing activity, market conditions and seasonal factors.

The table below summarizes the Company’s liquidity reserves on a parent, bank subsidiary and non-bank subsidiary level. The liquidity held on the bank subsidiaries’ level and, to a certain extent on the non-bank subsidiaries’ level, is generally assumed not to be available to the parent.

Average Balance

Liquidity Reserve

At August 31, 2008

For the Three Months Ended August 31, 2008

For the Nine Months Ended August 31, 2008

(dollars in billions)

Parent

$
77

$
81

$
75

Bank subsidiaries

35

31

26

Non-bank subsidiaries

67

63

43

Total

$
179

$
175

$
144

During the month of September 2008, the credit markets experienced significant disruption. In response to the market disruption, the Company implemented certain CFP actions to further support its liquidity position. These actions included, but were not limited to: (i) hypothecation of previously unencumbered collateral; (ii) selective reduction in certain funding and balance sheet intensive businesses; (iii) selective asset reduction through sales; and (iv) pledging collateral to federal government-sponsored lending programs. The Company’s total liquidity reserve levels subsequent to August 31, 2008 declined, but remain at levels well in excess of those observed on average for 2007. The Company’s liquidity reserve continues to be a principal focus of management. The Company believes that its current total liquidity reserve level, its access to expanded sources of funding and liquidity resulting from the Fed’s current policies, the Company’s newly acquired status as a financial holding company and its continued focus on reducing total assets and leverage will be sufficient to meet the Company’s ongoing business requirements.

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

The Company seeks to maintain a surplus
cash capital position. The Company’s equity capital of $46,129 million (including junior subordinated debt issued to capital trusts of $10,364 million) and long-term borrowings (senior and senior subordinated debt obligations scheduled to mature in more than 12 months) of $156,459 million comprised the Company’s total long-term debt and equity capital of $202,588 million as of August 31, 2008, which substantially exceeded cash capital requirements.

Committed Credit Facilities.

The Company maintains a senior
revolving credit agreement with a group of banks to support general liquidity needs, which consists of three separate tranches: a U.S. dollar tranche; a Japanese yen tranche; and a multicurrency tranche available in both euro and the British pound, all of which exist with the Company as borrower. Under this combined facility (the “Credit Facility”), the banks are committed to provide up to a total of approximately $5.0 billion ($3.3 billion under the U.S. dollar tranche; 32.0 billion
Japanese yen under the Japanese yen tranche; and $1.4 billion under the multicurrency tranche). The Credit Facility expires on April 16, 2009 and includes a term-out feature that allows the Company to extend borrowings under the
Credit Facility for an additional one year beyond the expiration date.

The Company anticipates that it may utilize the Credit Facility for short-term funding from time to time. The Company does not believe that any of the covenant requirements in its Credit Facility will impair its ability to obtain funding under the Credit Facility, pay its current level of dividends or obtain loan arrangements, letters of credit and other financial guarantees or other financial accommodations. At August 31, 2008, no borrowings were outstanding under the Credit Facility. At August 31, 2008, the Company had a $13.9 billion consolidated stockholders’ equity surplus as compared with the Credit Facility’s covenant requirement.

The Company also maintains a committed bilateral
credit facility to support general liquidity needs. This facility is expected to be drawn from time to time to cover short-term funding needs.

Capital
Covenants.

In October 2006 and April 2007, the Company executed replacement capital covenants in connection with offerings by Morgan Stanley Capital
Trust VII and Morgan Stanley Capital Trust VIII (the “Capital Securities”). Under the terms of the replacement capital covenants, the Company has agreed, for the benefit of certain specified holders of debt, to limitations on its ability to redeem or repurchase any of the Capital Securities for specified periods of time. For a complete description of the Capital Securities and the terms of the replacement capital covenants, see the Company’s Current Reports on Form 8-K dated October 12, 2006 and April 26, 2007.

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

The weighted average maturity of the combined fixed income and equity secured financing books was greater than 40 days as of
August 31, 2008. Fixed income and equity assets financed via secured funding transactions include cash traded debt and equity securities as well as non-securities assets such as trade receivables and loans. Secured financing transactions include traditional repurchase and securities lending transactions, securities borrowed directly against non-cash collateral, pledge transactions, secured loans and other structured secured financings. The Company monitors the maturity terms of the secured financing books as part of its overall liquidity planning and financing capabilities.

On March 11, 2008, the Fed announced an expansion of
its securities lending program to promote liquidity in the financing markets for Treasury securities and other collateral. Under the Term Securities Lending Facility (“TSLF”), the Fed will lend up to $200 billion of Treasury securities to primary dealers secured for a term of 28 days (rather than overnight, as in the existing program) by a pledge of other securities, including federal agency debt, federal agency residential-mortgage-backed securities (“MBS”), and non-agency
AAA/Aaa-rated private-label residential MBS. In September 2008, the Fed changed the TSLF from a monthly to a weekly competitive auction.

On March 16,
2008, the Fed announced that the Federal Reserve Bank of New York has been granted the authority to establish a Primary Dealer Credit Facility (“PDCF”). The PDCF provides overnight funding to primary dealers in exchange for a specified range of collateral. The Company may at times use the PDCF as an additional source of secured funding for its regular business operations. In September 2008, the Fed expanded the schedule of collateral acceptable under the PDCF.

In September 2008, the Company became a financial holding company under the BHC Act. See “Financial Holding Company Status” herein. Additionally, the Fed authorized the Federal Reserve Bank of New York to extend credit to the Company’s U.S. broker-dealer subsidiary against all types of collateral that may be pledged at the Fed’s primary credit facility for depository institutions. The Fed also authorized the Federal Reserve Bank of New York to extend credit to the Company’s London-based broker-dealer subsidiary against collateral that would be eligible to be pledged at the PDCF.

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

Short-Term Borrowings.    The Company’s unsecured short-term borrowings consist of commercial paper, bank loans, Federal Funds, bank notes and structured notes with maturities of twelve months or less at issuance.

The Company maintains a surplus of unused short-term funding sources to withstand unforeseen contractions in credit capacity. In addition, the Company attempts to maintain cash and unhypothecated marketable securities equal to at least 110% of its outstanding short-term unsecured borrowings.

The table below summarizes the Company’s short-term unsecured borrowings:

At August 31, 2008

At November 30, 2007

(dollars in millions)

Commercial paper

$
7,745

$
22,596

Other short-term borrowings

6,414

11,899

Total

$
14,159

$
34,495

Deposits.    The Company’s bank subsidiaries’ primary source of
funding includes bank deposit sweeps, federal funds purchased, certificates of deposit, money market deposit accounts, commercial paper and FHLB advances. As of August 31, 2008, the Company’s bank subsidiaries had total deposits of approximately $37 billion, an increase of approximately $6 billion from November 30, 2007.

Long-Term
Borrowings.    The Company uses a variety of long-term debt funding sources to generate liquidity, taking into consideration the CFP and cash capital requirements. In addition, issuance of long-term debt allows the
Company to reduce reliance on short-term credit sensitive instruments (e.g., commercial paper and other unsecured short-term borrowings). Financing transactions are structured to ensure staggered maturities, thereby mitigating refinancing risk, and to maximize investor diversification through sales to global institutional and retail clients. Availability and cost of financing to the Company can vary depending on market conditions, the volume of certain trading and lending activities, the Company’s credit ratings and the overall availability of credit. As a result of the significant disruptions in the credit markets during September 2008, the cost of new financing available to the Company increased significantly. The
Company, however, had already fulfilled its planned financing needs for fiscal 2008.

During the nine month period ended August 31, 2008, the
Company’s long-term financing strategy was driven, in part, by its continued focus on improving its balance sheet strength (evaluated through enhanced capital and liquidity positions). As a result, for the nine month period ended
August 31, 2008, a principal amount of $43 billion of unsecured debt was issued (of which $12 billion of certain structured notes were not considered to be a component of the Company’s cash capital).

Subsequent to August 31, 2008, credit markets continued to experience illiquidity and wider credit spreads. The Company may from time to time engage in various transactions in the credit markets (including, for example, debt repurchases) which it believes are in the best interests of the Company and its investors.

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

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business segment, the Company may be required to provide additional collateral to certain counterparties in the event of a credit ratings downgrade. At August 31, 2008, the amount of additional collateral that could be called by counterparties under the terms of collateral agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was approximately $547.2 million. An additional amount of approximately $534.2 million could be called in the event of a two-notch downgrade. Of these amounts, $948.3 million relates to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

On June 2, 2008,
Standard & Poor’s lowered the Company’s short-term debt rating from A-1+ to A-1 and its long-term rating from AA- to A+.

On
August 11, 2008, Moody’s Investors Service lowered the long-term ratings of the Company from Aa3 to A1. Moody’s Investors Service also changed the ratings outlook from Negative to Stable.

On September 9, 2008, Rating and Investment Information, Inc. lowered the Company’s long-term rating from AA to AA-.

On September 17, 2008, Dominion Bond Rating Service Limited changed the outlook on the Company’s long-term debt from Stable to Negative.

As of September 30, 2008, the Company’s senior unsecured credit ratings were as follows:

Short-Term Debt

Long-Term Debt

Rating Outlook

Dominion Bond Rating Service Limited

R-1 (middle)

AA (low)

Negative

Fitch Ratings

F1+

AA-

Negative

Moody’s Investors Service

P-1

A1

Stable

Rating and Investment Information, Inc.

a-1+

AA-

Negative

Standard & Poor’s

A-1

A+

Negative

On August 12, 2008, Standard and Poor’s raised Morgan Stanley Bank, N.A.’s short-term debt rating from A-1 to A-1+ and its long-term debt rating from A+ to AA-.

As of September 30, 2008, Morgan Stanley Bank, N.A.’s senior unsecured credit ratings were as follows:

Short-Term Debt

Long-Term Debt

Rating Outlook

Fitch Ratings

F1+

AA-

Negative

Moody’s Investors Service

P-1

A1

Stable

Standard & Poor’s

A-1+

AA-

Negative

Commitments.

The
Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin–lending as of August 31, 2008 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Years to Maturity

Total at August 31, 2008

Less than 1

1-3

3-5

Over 5

(dollars in millions)

Letters of credit and other financial guarantees obtained to satisfy collateral requirements

$
9,741

$
153

$
—

$
1

$
9,895

Investment activities

1,571

1,121

195

710

3,597

Primary lending commitments(1)(2)

11,256

9,637

25,051

4,496

50,440

Secondary lending commitments(1)

105

81

356

96

638

Commitments for secured lending transactions

913

1,619

2,140

8

4,680

Commitments to enter into reverse repurchase agreements

49,534

—

—

—

49,534

Commercial and residential mortgage-related commitments(1)

4,188

—

—

—

4,188

Other commitments(3)

3,154

12

—

—

3,166

Total

$
80,462

$
12,623

$
27,742

$
5,311

$
126,138

(1)
These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 2 to the condensed consolidated financial statements).

(2)
This amount includes commitments to asset-backed commercial paper conduits of $590 million as of August 31, 2008 of which $582 million have maturities of less than one year and $8 million of which have maturities of three to five years.

(3)
This amount includes binding commitments to enter into margin-lending transactions of $2.3 billion as of August 31, 2008 in connection with the Company’s Institutional
Securities business segment.

For further description of these commitments, see Note 8 to the condensed consolidated financial statements.

Regulatory Requirements.

At August 31, 2008, the
Company is a consolidated supervised entity (“CSE”) as defined by the SEC. As such, the Company is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis and in accordance with the Basel II Accord. The Basel II Accord is designed to be a risk-based capital adequacy approach, which allows for the use of internal estimates of risk components to calculate regulatory capital. As a CSE, the Company is required to notify the SEC if the ratio of total capital to risk weighted assets (“RWAs”) fell below 10%. As of August 31, 2008, the Company was in compliance with its capital requirements with a total capital ratio of 19.0%. In addition, the Company seeks to maintain a ratio of Tier 1 capital to RWAs of at least 6%. This ratio as of August 31, 2008 was 12.7%.

In September 2008, the
Company became a financial holding company subject to the regulation and oversight of the Fed. In granting financial holding company status, the Fed will evaluate the Company’s compliance with well capitalized standards (see “Financial
Holding Company Status” herein).

The following table presents the Company’s Basel II consolidated capital ratios and allowances as of
August 31, and May 31, 2008 (dollars in millions):

August 31, 2008

May 31, 2008

Allowable Capital

Tier 1 capital:

Common shareholders’ equity

$
34,665

$
33,393

Qualifying non-cumulative preferred stock

1,100

1,100

Qualifying mandatorily convertible trust preferred securities

5,579

5,579

Qualifying other junior subordinated debt issued to capital trusts

4,788

4,788

Less: Goodwill

(2,536
)

(2,707
)

Less: Non-servicing intangible assets

(757
)

(558
)

Less: Net deferred tax assets

(3,074
)

(3,195
)

Less: Debt valuation adjustment

(2,201
)

(1,324
)

Total Tier 1 capital

37,564

37,076

Tier 2 capital:

Other components of allowable capital:

Qualifying subordinated debt

4,092

4,091

Qualifying long-term debt

14,690

14,447

Total Tier 2 capital

18,782

18,538

Total allowable capital

$
56,346

$
55,614

Risk-Weighted Assets

Market risk

$
100,521

$
100,268

Credit risk

144,966

147,214

Operational risk

51,100

51,963

Total

$
296,587

$
299,445

Capital Ratios

Total capital ratio

19.0
%

18.6
%

Tier 1 capital ratio

12.7
%

12.4
%

Total allowable capital is comprised of Tier 1 and Tier 2 capital. Tier 1 capital consists predominantly of common shareholders’ equity as well as qualifying non-cumulative preferred stock, trust preferred securities mandatorily convertible to common equity and other junior subordinated debt issued to trusts less goodwill (excluding minority ownership), non-servicing intangible assets (excluding mortgage servicing rights), net deferred tax assets (recoverable in excess of one year) and debt valuation adjustment (“DVA”). DVA represents the cumulative change in fair value of the
Company’s borrowings (for which the fair value option was elected) that was attributable to changes in instrument-specific credit spreads and is included in retained earnings. For a further discussion of fair value see Note 2 to the condensed consolidated financial statements. Tier 2 capital consists of qualifying subordinated and long-term debt. Long-term debt included in Tier 2 capital has a maturity greater than five years and is limited (together with qualifying subordinated debt) to an amount equal to 50 percent of Tier 1 capital, until December 1, 2008 when long-term debt will no longer apply as qualifying Tier 2 capital. The Company’s total capital ratio excluding long-term debt from Tier 2 capital was 14.0% as of August 31, 2008.

As of August 31, 2008, the Company calculated its RWAs in accordance with the regulatory capital requirements of the SEC which is consistent with guidelines described under the Basel II Accord. RWAs reflect both on and off balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modelling techniques while maintaining compliance with the regulatory requirements and interpretations.

Market RWAs
reflect capital charges attributable to the risk of loss resulting from adverse changes in market prices and other factors. For a further discussion of the Company’s market risks and Value-at-Risk model, see
“Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K. Market RWAs incorporate three components: Systematic risk, Specific risk, and Incremental Default risk
(“IDR”). Systematic and Specific risk charges are computed using either a Standardized Approach (applying a fixed percentage to the fair value of the assets) or the Company’s Value-at-Risk model. Capital charges related to IDR are calculated using an IDR model that estimates the loss due to sudden default events affecting traded financial instruments at a 99.9% confidence level. In addition, Market RWAs include assets classified as investments for which capital is computed using a Standardized Approach.

Credit RWAs reflect capital charges attributable to the risk of loss arising from a borrower or counterparty failing to meet its financial obligations. For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part II, Item 7A of the Form 10-K. Credit RWAs are
determined using either an Internal Ratings-based (“IRB”) Approach, which reflects the Company’s internal estimate of a borrower or counterparty’s credit worthiness, or a Standardized Approach. A Standardized Approach is used for certain asset categories, including receivables (e.g., fees, interest and other), premises, equipment and software costs, and other assets where a fixed percentage is applied to the fair value of the assets. Credit capital charges related to certain loans, OTC derivative receivable exposures and security financing transactions are computed using an IRB Approach. Within the IRB Approach, future potential credit exposure resulting from derivative receivables is estimated using an internal model and is the most significant contributor to total Credit RWAs. The risk-reducing effect of hedges related to loan and counterparty exposures is excluded from capital calculations.

Operational risk capital charges are designed to account for the risk of losses due to inadequate or failed internal processes, people and systems, or external events and take into account legal risk. RWAs for operational risk are currently calculated under the Basic Indicator Approach in accordance with Basel II. The Company holds capital equal to the average net revenues over the previous three years using a fixed percentage. For a further discussion of operational risks, see “Quantitative and Qualitative Disclosures about Market Risk—Operational Risk” in Part II, Item 7A of the Form 10-K.

The Company also employs an Economic Capital framework, whereby incremental capital for stress losses is held in addition to capital requirements under capital regulations (see “Liquidity and Capital Resources—Economic
Capital” herein).

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

The tables below present the following: the Company’s quarter-end Aggregate (Trading and Non-trading),
Trading and Non-trading VaR (see Table 1 below); the Company’s quarterly average, high, and low Trading VaR (see Table 2 below); and the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (95% vs. 99%) for the VaR statistic or a shorter historical time series (four years vs. one year) of market data upon which it bases its simulations (see Table 3 below). Aggregate VaR also incorporates
(a) the interest rate risk generated by funding liabilities related to institutional trading positions, (b) public company equity positions recorded as investments by the Company and (c) corporate loan exposures that are awaiting distribution to the market. Investments made by the Company that are not publicly traded are not reflected in the VaR results presented below. Aggregate VaR also excludes certain funding liabilities primarily related to fixed and other non-trading assets as well as the credit spread risk generated by the Company’s funding liabilities. As of August 31, 2008, the notional amount of funding liabilities related to non-trading assets (including premises, equipment and software, goodwill, deferred tax assets and intangible assets) was approximately $7.3 billion, with a duration of approximately 9.7 years. The credit spread risk sensitivity generated by the Company’s funding liabilities (i.e., those funding both trading and non-trading assets) corresponded to an increase in value of approximately $78 million for each +1 basis point (or 1/100th of a percentage point) widening in the Company’s credit spread level as of August 31, 2008.

The table below presents 95%/one-day VaR for each of the Company’s primary risk exposures and on an aggregate basis as of August 31, 2008, May 31, 2008 and November 30, 2007.

Table 1: 95% Total VaR

Aggregate (Trading and Non-trading)

Trading

Non-trading

95%/One-Day VaR at

95%/One-Day VaR at

95%/One-Day VaR at

Primary Market Risk Category

August 31, 2008

May 31, 2008

November 30, 2007

August 31, 2008

May 31, 2008

November 30, 2007

August 31, 2008

May 31, 2008

November 30, 2007

(dollars in millions)

Interest rate and credit spread

$
102

$
90

$
52

$
70

$
64

$
45

$
64

$
57

$
33

Equity price

40

40

40

36

38

39

9

5

4

Foreign exchange rate

21

23

24

21

22

25

1

2

1

Commodity price

34

41

34

34

41

34

—

—

—

Subtotal

197

194

150

161

165

143

74

64

38

Less diversification benefit(1)

78

76

67

69

66

65

11

7

5

Total VaR

$
119

$
118

$
83

$
92

$
99

$
78

$
63

$
57

$
33

(1)
Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s Aggregate VaR as of August 31, 2008 was $119 million compared with $118 million as of May 31, 2008. The Company’s Trading VaR at August 31, 2008 was $92 million compared with $99 million as of May 31, 2008. The decrease in Trading VaR was driven primarily by a decrease in Commodity price VaR, as well as an increase in the diversification benefit between the four primary market risk categories.

The Company views average Trading VaR over a period of time as more representative of trends in the business than VaR at any single point in time. Table 2 below, which presents the high, low and average 95%/one-day Trading VaR during the quarters ended August 31, 2008, May 31, 2008 and November 30, 2007, represents substantially all of the Company’s trading activities. Certain market risks included in the year-end Aggregate VaR discussed above are excluded from these measures (e.g., equity price risk in public company equity positions recorded as principal investments by the Company and certain funding liabilities related to trading positions).

Average Trading VaR for the quarter ended August 31, 2008 was $99 million, unchanged from $99 million for the quarter ended
May 31, 2008, as increases in interest rate and credit spread VaR and equity price VaR were offset by decreases in foreign exchange VaR and commodity price VaR. The increase in average Non-trading VaR during the quarter was primarily driven by increased exposures associated with certain Non-trading lending positions. The sale of these positions over the course of the quarter drove a decrease in Non-trading VaR toward quarter-end.

Table 2: 95% High/Low/ Average Trading and Non-Trading VaR

Daily 95%/One-Day VaR for the Quarter Ended August 31, 2008

Daily 95%/One-Day VaR for the Quarter Ended May 31, 2008

Daily 95%/One-Day VaR for the Quarter Ended November 30, 2007

Primary Market Risk Category

High

Low

Average

High

Low

Average

High

Low

Average

(dollars in millions)

Interest rate and credit spread

$
75

$
57

$
68

$
77

$
54

$
66

$
68

$
40

$
53

Equity price

53

33

41

45

33

38

50

31

41

Foreign exchange rate

36

14

25

35

21

28

33

15

25

Commodity price

43

29

35

42

33

39

42

31

35

Trading VaR

108

90

99

108

87

99

107

74

89

Non-trading VaR

96

49

72

58

30

45

61

21

36

Total VaR

143

113

128

122

104

112

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

Table 3: Average 95% and 99% Trading VaR with Four-Year/One-Year Historical Time Series

Average 95%/One-Day VaR for the Quarter Ended August 31, 2008

Average 99%/One-Day VaR for the Quarter Ended August 31, 2008

Primary Market Risk Category

Four-Year Factor History

One-Year Factor History

Four-Year Factor History

One-Year Factor History

(dollars in millions)

Interest rate and credit spread

$
68

$
111

$
154

$
239

Equity price

41

41

64

68

Foreign exchange rate

25

26

37

39

Commodity price

35

32

55

57

Trading VaR

99

135

175

246

In addition, if the Company were to report Trading VaR (using a four-year historical time series) with respect to a 10-day holding period, the Company’s 95% and 99% Average Trading VaR for the quarter ended August 31, 2008 would have been $312 million and $552 million, respectively.

Distribution of VaR Statistics and Net Revenues for the quarter ended August 31, 2008.

As shown in Table 2 above, the Company’s average 95%/one-day Trading VaR for the quarter ended August 31, 2008 was $99 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Trading VaR for the quarter ended August 31, 2008. The most frequently occurring value was between $94 million and $97 million, while for approximately 80% of trading days during the quarter,
VaR ranged between $91 million and $106 million.

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

The Company incurred daily trading losses in excess of the 95%/one-day Trading VaR on two days during the quarter ended August 31, 2008. Over the longer term, trading losses are expected to exceed VaR an average of three times per quarter at the 95% confidence level. The Company bases its VaR calculations on the long term (or unconditional) distribution, and therefore evaluates its risk from a longer term perspective, which avoids understating risk during periods of relatively lower volatility in the market.

The histogram below shows the distribution of daily net trading revenue during the quarter ended August 31, 2008 for the Company’s trading businesses (including net interest and non-agency commissions but excluding certain non-trading revenues such as primary, fee-based and prime brokerage revenue credited to the trading businesses). During the quarter ended
August 31, 2008, the Company experienced net trading losses on 16 days.

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

The following table presents information about the Company’s corporate loans and commitments as of August 31, 2008. The “total corporate lending exposure” column includes both lending commitments and funded loans. Funded loans represent loans that have been drawn by the borrower and that were outstanding as of August 31, 2008. Lending commitments represent legally binding obligations to provide funding to clients as of August 31, 2008 for both “relationship-driven” and “event-driven” lending transactions. As discussed above, these loans and commitments have varying terms, may be senior or subordinated, may be secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated, traded or hedged by the Company.

At August 31, 2008 and November 30, 2007, the aggregate amount of investment grade loans was $9.3 billion and $13.0 billion, respectively, and the aggregate amount of non-investment grade loans was $10.4 billion and $10.9 billion, respectively. At August 31, 2008 and November 30, 2007, the aggregate amount of lending commitments outstanding was $50.4 billion and $70.2 billion, respectively. In connection with these business activities (which include corporate funded loans and lending commitments), the Company had hedges (which include “single name,”
“sector” and “index” hedges) with a notional amount of $34.1 billion and $37.6 billion at August 31, 2008 and November 30, 2007, respectively. The table below shows the Company’s credit exposure from its corporate lending positions and commitments as of August 31, 2008. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements:

Corporate Lending Commitments and Funded Loans

Years to Maturity

Total Corporate Lending Exposure(2)

Corporate Funded Loans

Total Corporate Lending Commitments

Credit Rating(1)

Less than 1

1-3

3-5

Over 5

(dollars in millions)

AAA

$
846

$
60

$
1,243

$
312

$
2,461

$
253

$
2,208

AA

2,294

529

3,923

113

6,859

244

6,615

A

5,142

4,896

7,698

109

17,845

2,796

15,049

BBB

4,686

6,114

10,317

510

21,627

5,961

15,666

Investment grade

12,968

11,599

23,181

1,044

48,792

9,254

39,538

Non-investment grade

1,820

2,384

6,407

10,677

21,288

10,386

10,902

Total

$
14,788

$
13,983

$
29,588

$
11,721

$
70,080

$
19,640

$
50,440

(1)
Obligor credit ratings are determined by the Institutional Credit Department using methodologies generally consistent with those employed by external rating agencies.

(2)
Total corporate lending exposure includes both lending commitments and funded loans. Amounts exclude approximately $34 billion of notional amount of hedges.

“Event-driven” Loans and Commitments.

Included in the total corporate lending exposure amounts in the table above is “event-driven” exposure of $14.6 billion comprised of funded loans of $6.0 billion and lending commitments of $8.6 billion. Included in the $14.6 billion of “event-driven” exposure were $9.3 billion of loans and commitments to non-investment grade borrowers that were accepted by the borrowers but not yet closed.

Activity associated with the corporate “event-driven” lending exposure during the nine month period ended
August 31, 2008 was as follows (dollars in millions):

“Event-driven” lending exposures at November 30, 2007

$
35,412

Closed commitments

10,096

Withdrawn commitments

(813
)

Net reductions, primarily through distributions(1)

(29,603
)

Mark-to-market adjustments

(1,238
)

Transfers in from “relationship-driven” lending exposures

754

“Event-driven” lending exposures at August 31, 2008

$
14,608

(1)
Included in net reductions are sales of approximately $3.4 billion of highly leveraged loans, high yield notes and loan commitments to affiliates of third party private equity firms. The Company provided senior secured financing of approximately $2.6 billion to these firms. The Company’s retained interest is the senior debt collateralized by the transferred assets. The transferred assets are no longer reflected in the condensed consolidated financial statements. The retained interests are classified as Financial instruments owned-Corporate and other debt in the condensed consolidated statement of financial condition.

Credit Exposure—Derivatives.    The table below presents a summary by
counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position as of August 31, 2008. Fair value represents the risk reduction arising from master netting agreements, where applicable, and, in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative
Products—Financial Instruments Owned(1)

Years to Maturity

Cross- Maturity and Cash Collateral Netting(3)

Net Exposure Post-Cash Collateral

Net Exposure Post- Collateral

Credit Rating(2)

Less than 1

1-3

3-5

Over 5

(dollars in millions)

AAA

$
1,435

$
2,313

$
2,634

$
10,182

$
(4,791
)

$
11,773

$
11,102

AA

12,824

15,892

8,803

24,812

(40,172
)

22,159

16,838

A

5,939

5,534

3,436

15,499

(13,310
)

17,098

15,040

BBB

4,620

4,152

2,202

3,671

(5,182
)

9,463

7,719

Non-investment grade

9,055

5,416

3,841

3,880

(8,550
)

13,642

9,334

Unrated(4)

267

146

49

17

(63
)

416

42

Total

$
34,140

$
33,453

$
20,965

$
58,061

$
(72,068
)

$
74,551

$
60,075

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

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity as of August 31, 2008, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

Years to Maturity

Cross- Maturity and Cash Collateral Netting(1)

Net Exposure Post-Cash Collateral

Net Exposure Post- Collateral

Product Type

Less than 1

1-3

3-5

Over 5

(dollars in millions)

Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
6,092

$
15,202

$
15,314

$
55,319

$
(51,036
)

$
40,891

$
35,706

Foreign exchange forward contracts and options

11,109

1,119

136

55

(3,116
)

9,303

8,009

Equity securities contracts (including equity swaps, warrants and options)

7,579

3,227

422

658

(7,706
)

4,180

1,604

Commodity forwards, options and swaps

9,360

13,905

5,093

2,029

(10,210
)

20,177

14,756

Total

$
34,140

$
33,453

$
20,965

$
58,061

$
(72,068
)

$
74,551

$
60,075

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

3-5

Over 5

(dollars in millions)

Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
5,938

$
7,840

$
9,883

$
34,729

$
(35,186
)

$
23,204

Foreign exchange forward contracts and options

10,066

962

270

87

(3,088
)

8,297

Equity securities contracts (including equity swaps, warrants and options)

5,212

4,379

1,610

975

(5,624
)

6,552

Commodity forwards, options and swaps

9,503

9,047

2,805

2,120

(9,116
)

14,359

Total

$
30,719

$
22,228

$
14,568

$
37,911

$
(53,014
)

$
52,412

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

The Company’s derivatives (both listed and OTC), on a net of counterparty and cash collateral basis, as of
August 31, 2008 and November 30, 2007 are summarized in the table below, showing the fair value of the related assets and liabilities by product category:

At August 31, 2008

At November 30, 2007

Product Type

Assets

Liabilities

Assets

Liabilities

(dollars in millions)

Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
40,970

$
23,465

$
33,804

$
19,515

Foreign exchange forward contracts and options

9,303

8,297

7,755

9,372

Equity securities contracts (including equity swaps, warrants and options)

16,649

19,722

19,913

27,887

Commodity forwards, options and swaps

20,658

16,917

15,531

14,830

Total

$
87,580

$
68,401

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

Country Exposure.    As of August 31, 2008, primarily based on the domicile of the counterparty, approximately 7% of the Company’s credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivatives contracts) was to emerging markets, and no one emerging market country accounted for more than 1% of the Company’s credit exposure. The Company defines emerging markets to include generally all countries that are not members of the Organization for Economic Co-operation and Development and includes as well the Czech Republic, Hungary, Korea, Mexico, Poland, the Slovak
Republic and Turkey but excludes countries rated AA and Aa2 or above by Standard & Poor’s and Moody’s Investors Service, respectively.

The following tables show the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by country as of August 31, 2008:

Country

Corporate Lending Exposure

United States

66
%

United Kingdom

7

Germany

5

Other

22

Total

100
%

Country

OTC Derivative Products

United States

30
%

United Kingdom

11

Cayman Islands

11

Italy

6

Germany

5

France

5

Canada

3

Other

29

Total

100
%

Industry Exposure.    As of August 31, 2008, the Company’s material credit
exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivatives contracts) was to entities engaged in the following industries: financial institutions, utilities, insurance, sovereign entities, energy-related entities, telecommunications and consumer-related entities.

The following tables
show the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by industry as of August 31, 2008:

Industry

Corporate Lending Exposure

Utilities-related

13
%

Telecommunications

10

Consumer-related entities

10

Financial institutions

10

General industrials

9

Technology-related industries

8

Media-related entities

7

Healthcare-related entities

5

Energy-related entities

5

Other

23

Total

100
%

Industry

OTC Derivative Products

Financial institutions

40
%

Sovereign entities

14

Insurance

11

Utilities-related entities

8

Energy-related entities

7

Other

20

Total

100
%

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

The Company
trades in a variety of derivatives and may either purchase or write protection on a single name or portfolio of referenced entities. The Company actively monitors its counterparty credit risk related to credit derivatives. A majority of the
Company’s counterparties are banks, broker dealers, insurance and other financial institutions and monoline insurers. Contracts with these counterparties do not include ratings-based termination events but do include counterparty rating downgrades, which may result in additional collateral being required by the Company. For further information on the Company’s exposure to monoline insurers, see “Impact of Credit Market Events—Monoline Insurers” herein. The master agreements with these monoline insurance counterparties are generally unsecured, and the few ratings-based triggers (if any) generally provide the Company the ability to terminate only upon significant downgrade. As with all derivative contracts, the Company considers counterparty credit risk in the valuation of its positions and recognizes credit valuation adjustments as appropriate.

The following table summarizes the key characteristics of the Company’s credit derivative portfolio by counterparty as of August 31, 2008. The market values shown in the table below are before the application of any netting agreements, cash collateral and credit value adjustments.

At August 31, 2008

Market Values

Notionals

Receivable

Payable

Beneficiary

Guarantor

(dollars in millions)

Banks

$
175,050

$
165,663

$
2,938,394

$
2,900,397

Broker dealers

70,266

70,215

1,010,851

980,858

Insurance and other financial institutions

45,476

41,170

621,757

628,029

Monoline insurers

5,512

10

36,020

135

Non-financial entities

121

172

1,955

4,300

Total

$
296,425

$
277,230

$
4,608,977

$
4,513,719

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

Part II—Other Information.

Item 1.
Legal Proceedings.

In addition to the matters described in the
Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (the “Form 10-K”), the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended February 29, 2008 (the “First Quarter
Form 10-Q”) and May 31, 2008 (the “Second Quarter Form 10-Q”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K, the First Quarter Form 10-Q and/or the Second Quarter Form 10-Q:

Auction Rate Securities Matters.

On August 13, 2008,
the Company reached an agreement in principle with the Office of the New York State Attorney General and the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) in connection with the proposed settlement of their investigations relating to the sale of auction rate securities (“ARS”). The Company agreed, among other things to: (1) repurchase at par illiquid ARS that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold ARS below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of ARS; and (5) pay a total penalty of $35 million. A separate investigation of these matters by the SEC remains ongoing.

On
August 27, 2008, a shareholder derivative complaint, Louisiana Municipal Police Employees Retirement System v. Mack, et al., was filed in U.S. District Court for the Southern District of New York
(the “SDNY”). On September 12, 2008, a second complaint, Thomas v. Mack, et al., was filed in the SDNY. The complaints are substantially similar and name as defendants the members of the Company’s
Board of Directors as well as certain current and former officers. The Company, on whose behalf the suits are purportedly brought, is named as a nominal defendant in each action. The complaints raise claims of breach of fiduciary duty, abuse of control, gross mismanagement, and violation of Section 10(b) and Rule 10b-5 of the Exchange Act related to the Company’s sale of ARS over the period from June 20, 2007 to the present. Among other things, the complaints allege that, over the relevant period, the Company’s public filings and statements were materially false and misleading in that they failed to disclose the illiquid nature of its ARS inventories and that the Company’s practices in the sale of ARS exposed it to significant liability for settlements and judgments. The complaints also allege that during the relevant period certain defendants sold the Company’s stock while in possession of material non-public information. The complaints seek, among other things, unspecified compensatory damages, restitution from the defendants with respect to compensation, benefits and profits obtained, and the institution of certain reforms to the Company’s internal control functions.

Subprime-related Matters.

On July 18, 2008, the plaintiff in the SDNY action, Steve Staehr, Derivatively on Behalf of Morgan Stanley v. John J. Mack, et al., filed an amended complaint. On July 25, 2008, the plaintiffs in the
SDNY action In re Morgan Stanley ERISA Litigation, filed a consolidated complaint. The amended complaint and consolidated complaint in these actions relate in large part to the Company’s subprime and other mortgage related losses, but also include allegations regarding the Company’s disclosures, internal controls, accounting and other matters.

On September 24, 2008, a purported
class action complaint, Fogel Capital Management, Inc. v. Richard S. Fuld, Jr., et al., was filed in the SDNY asserting claims against the Company and others. The claims asserted against the Company relate to the Company’s involvement in the syndicate that underwrote a public offering of Lehman Brothers Holdings Inc. preferred stock on February 5, 2008. The complaint alleges that the offering documents for this offering contained material misstatements and omissions and asserts claims against the Company under Section 11 of the Securities Act of 1933, as amended.

Item 1A.
Risk Factors.

For a discussion of the risk factors affecting the
Company, see “Risk Factors” in Part I, Item 1A of the Form 10-K. In connection with the Company’s status as a federal bank holding company, certain additional risks and uncertainties should also be considered as discussed below.

Our liquidity and financial condition have been and could continue to be adversely affected by U.S. and international markets and economic conditions.

Liquidity is essential to our business. Our ability to raise funding in the long-term or short-term debt capital markets or the equity markets, or to access secured lending markets, has been and could continue to be adversely affected by conditions in the U.S. and international markets and economy. As described in “Management’s Discussion and Analysis of Financial Condition and Results
of Operations—Global Market and Economic Conditions in the Quarter and Nine Month Period Ended August 31, 2008,” Global market and economic conditions have been, and continue to be, disrupted and volatile, and in recent weeks the volatility has reached unprecedented levels. In particular, our cost and availability of funding have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. As a result of concern about the stability of the markets generally and the strength of counterparties specifically, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. We have already fulfilled our planned financing needs for 2008;
however, to the extent we are not able to access the debt markets on acceptable terms in the future, we may increase our use of deposit funding and other funding sources generally available to a financial holding company, and/or may seek to raise funding and capital through equity issuance. Continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us. For additional information on factors that may affect our liquidity and financial condition, see “Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations” and
“Our borrowing costs and access to the debt capital markets depend significantly on our credit ratings” in Part I, Item 1A of the Form 10-K.

Our business, financial condition and results of operations could be adversely affected by new regulations to which we are and will become subject as a result of becoming a bank holding company, by new regulations or by changes in other regulations or the application thereof.

On September 21, 2008, we obtained approval from the Fed to become a bank holding company. Although we have a statutory grace period of two years, with the possibility of three one-year extensions for a total grace period of five years, to conform existing activities and investments to the restrictions on nonbanking activities that apply to financial holding companies and although we expect to be able to continue to engage in most of the activities in which we currently engage after such time, it is possible that certain of our existing activities will not be deemed to be permissible under applicable regulations. In addition, as a financial holding company, we are subject to the comprehensive, consolidated supervision and regulation of the Fed, including risk-based and leverage capital requirements and information reporting requirements, and Morgan Stanley Bank, N.A. will be subject to the functional supervision and regulation of the Office of the
Comptroller of the Currency.

The financial services industry, in general, is heavily regulated. Proposals for legislation further regulating the financial services industry are continually being introduced in the United States Congress and in state legislatures. The agencies regulating the financial services industry also periodically adopt changes to their regulations. In light of current conditions in the U.S. financial markets and economy, regulators have increased their focus on the regulation of the financial services industry. We are unable to predict whether any of these proposals will be implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

We are also affected by the policies adopted by regulatory authorities and bodies of the United
States and other governments. For example, the actions of the Fed and international central banking authorities directly impact our cost of funds for lending, capital raising and investment activities and may impact the value of financial instruments we hold. In addition, such changes in monetary policy may affect the credit quality of our customers. Changes in domestic and international monetary policy are beyond our control and difficult to predict.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The
table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended August 31, 2008.

Issuer Purchases of Equity Securities

(Dollars in millions, except per share
amounts)

Period

Total Number of Shares Purchased

Average Price Paid Per Share

Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)

Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (June 1, 2008—June 30, 2008)

Share Repurchase Program (A)

—

—

—

$
2,271

Employee Transactions (B)

101,781

$
38.40

N/A

N/A

Month #2 (July 1, 2008—July 31, 2008)

Share Repurchase Program (A)

—

—

—

$
2,271

Employee Transactions (B)

335,515

$
36.18

N/A

N/A

Month #3 (August 1, 2008—August 31, 2008)

Share Repurchase Program (A)

—

—

—

$
2,271

Employee Transactions (B)

70,884

$
40.29

N/A

N/A

Total

Share Repurchase Program (A)

—

—

—

$
2,271

Employee Transactions (B)

508,180

$
37.20

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

(B)
Includes: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee and director stock compensation plans) who exercised options; (2) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; and (3) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units. The Company’s employee and director stock compensation plans provide that the value of the shares withheld, delivered or attested shall be valued using the fair market value of the Company common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.

(C)
Share purchases under publicly announced programs are made pursuant to capital management purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

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

Colm Kelleher Executive Vice President and Chief Financial Officer

By:

/S/ PAUL C. WIRTH

Paul C. Wirth Controller and Principal Accounting Officer

Date: October 9, 2008

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended August 31, 2008

Exhibit No.

Description

4

Third Supplemental Senior Indenture dated as of September 10, 2008 between Morgan Stanley and The Bank of New York Mellon, as trustee (Supplemental to Senior Indenture dated November 1,
2004).

10.1

Amendment to Morgan Stanley 401(k) Plan, dated as of July 10, 2008.

10.2

Amendment to Excess Benefit Plan, dated as of July 10, 2008.

10.3

Amendment to Supplemental Executive Retirement Plan, dated as of July 10, 2008.

11

Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 11 to the Condensed Consolidated Financial Statements (Earnings per
Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12

Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15

Letter of awareness from Deloitte & Touche LLP, dated October 8, 2008, concerning unaudited interim financial information.

31.1

Rule 13a-14(a) Certification of Chief Executive Officer.

31.2

Rule 13a-14(a) Certification of Chief Financial Officer.

32.1

Section 1350 Certification of Chief Executive Officer.

32.2

Section 1350 Certification of Chief Financial Officer.

E-1