Form 10-K
period 2008-11-30
MORGAN STANLEY
filed 2009-01-29
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2008

Commission File Number 1-11758

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	1585 Broadway New York, NY 10036 (Address of principal executive offices, including zip code)	36-3145972 (I.R.S. Employer Identification No.)	(212) 761-4000 (Registrant’s telephone number, including area code)

Title of each class	Name of exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series A, $0.01 par value	New York Stock Exchange
6 1/4% Capital Securities of Morgan Stanley Capital Trust III (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6 1/4% Capital Securities of Morgan Stanley Capital Trust IV (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
5 3/4% Capital Securities of Morgan Stanley Capital Trust V (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6.60% Capital Securities of Morgan Stanley Capital Trust VI (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6.60% Capital Securities of Morgan Stanley Capital Trust VII (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6.45% Capital Securities of Morgan Stanley Capital Trust VIII (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
SPARQS® due February 20, 2009; SPARQS due March 20, 2009; SPARQS due April 20, 2009; SPARQS due May 20, 2009; SPARQS due July 20, 2009 (2 issuances)	NYSE Arca, Inc.
Exchangeable Notes due December 30, 2010; Exchangeable Notes due June 30, 2011	NYSE Alternext US LLC

BRIDGESSM due February 28, 2009; BRIDGES due March 30, 2009; BRIDGES due June 30, 2009; BRIDGES due July 30, 2009; BRIDGES due August 30, 2009; BRIDGES due October 30, 2009; BRIDGES due December 30, 2009; BRIDGES due June 15, 2010

NYSE Arca, Inc.

Capital Protected Notes due December 30, 2009; Capital Protected Notes due April 20, 2010; Capital Protected Notes due July 20, 2010 (2 issuances); Capital Protected Notes due August 30, 2010; Capital Protected Notes due October 30, 2010; Capital Protected Notes due January 30, 2011; Capital Protected Notes due February 20, 2011; Capital Protected Notes due March 30, 2011
(2 issuances); Capital Protected Notes due June 30, 2011; Capital Protected Notes due August 20, 2011; Capital Protected Notes due October 30, 2011; Capital Protected Notes due December 30, 2011; Capital Protected Notes due September 30, 2012

NYSE Arca, Inc.
Capital Protected Notes due September 1, 2010	The NASDAQ Stock Market LLC
MPSSM due December 30, 2009; MPS due February 1, 2010; MPS due June 15, 2010; MPS due December 30, 2010; MPS due March 30, 2012	NYSE Arca, Inc.
MPS due December 30, 2010	NYSE Alternext US LLC
MPS due March 30, 2009	The NASDAQ Stock Market LLC
Stock Participation Notes due September 15, 2010; Stock Participation Notes due December 30, 2010	NYSE Alternext US LLC
PLUSSM due February 20, 2009; PLUS due April 20, 2009; PLUS due May 20, 2009; PLUS due June 20, 2009; PLUS due June 30, 2009	NYSE Arca, Inc.
PLUS due September 30, 2009	The NASDAQ Stock Market LLC
Buffered PLUSSM due December 20, 2010	NYSE Arca, Inc.
PROPELSSM due December 30, 2011 (3 issuances)	NYSE Arca, Inc.

Protected Absolute Return Barrier Notes due June 20, 2009; Protected Absolute Return Barrier Notes due July 20, 2009; Protected Absolute Return Barrier Notes due September 20, 2009; Protected Absolute Return Barrier Notes due October 20, 2009; Protected Absolute Return Barrier Notes due December 20, 2009; Protected Absolute Return Barrier Notes due January 20, 2010; Protected Absolute Return Barrier Notes due March 20, 2010; Protected Absolute Return Barrier Notes due July 20, 2010

NYSE Arca, Inc.
Strategic Total Return Securities due December 17, 2009; Strategic Total Return Securities due July 30, 2011	NYSE Arca, Inc.
BOXESSM due October 30, 2031; BOXES due January 30, 2032	NYSE Arca, Inc.
Market Vectors ETNs due March 31, 2020 (2 issuances); Market Vectors ETNs due April 30, 2020 (2 issuances)	NYSE Arca, Inc.

Targeted Income Strategic Total Return Securities due March 30, 2010; Targeted Income Strategic Total Return Securities due July 30, 2011; Targeted Income Strategic Total Return Securities due January 15, 2012

NYSE Arca, Inc.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

As of May 31, 2008, the aggregate market value of the common stock of Registrant held by non-affiliates of Registrant was approximately $48,765,826,243. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of December 31, 2008, there were 1,074,497,565 shares of Registrant’s common stock, $0.01 par value, outstanding.

Documents Incorporated By Reference: Portions of Registrant’s definitive proxy statement for its 2009 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended November 30, 2008

Table of Contents	Page

i

Table of Contents	Page

ii

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

The nature of Morgan Stanley’s business makes predicting the future trends of our revenues, expenses and net income difficult. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements and it is possible that our actual results may differ from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include (without limitation):

•	the effect of political and economic conditions and geopolitical events;

•	the effect of market conditions, particularly in the global equity, fixed income and credit markets, including corporate and mortgage (commercial and residential) lending;

•	the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices;

•	the availability and cost of both credit and capital as well as the credit ratings assigned to Morgan Stanley’s unsecured short-term and long-term debt;

•	investor sentiment and confidence in the financial markets;

•	our reputation;

•	the actions and initiatives of current and potential competitors;

•	the impact of current, pending and future legislation, regulation, legal actions and technological changes and events in the U.S. and worldwide; and

•	other risks and uncertainties detailed under “Competition” and “Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A, and elsewhere throughout this report.

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

iii

Part I

Item 1.     Business.

Overview.

Morgan Stanley is a global financial services firm that, through its subsidiaries and affiliates, provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Morgan Stanley was originally incorporated under the laws of the State of Delaware in 1981, and its predecessor companies date back to 1924. Morgan Stanley conducts its business from its headquarters in and around New York City, its regional offices and branches throughout the U.S. and its principal offices in London, Tokyo, Hong Kong and other world financial centers. At November 30, 2008, Morgan Stanley had 46,964 employees worldwide. Unless the context otherwise requires, the terms “Morgan Stanley,” the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries.

On September 21, 2008, Morgan Stanley obtained approval from the Board of Governors of the Federal Reserve System (the “Fed”) to become a bank holding company upon the conversion of its wholly owned indirect subsidiary, Morgan Stanley Bank (Utah), from a Utah industrial bank to a national bank. On September 23, 2008, the Office of the Comptroller of the Currency (the “OCC”) authorized Morgan Stanley Bank (Utah) to commence business as a national bank, operating as Morgan Stanley Bank, N.A. Concurrent with this conversion, Morgan Stanley became a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). For more information about Morgan Stanley’s transition into a financial holding company, see “Supervision and Regulation—Financial Holding Company” herein.

Financial information concerning Morgan Stanley, its business segments and geographic regions for each of the fiscal years ended November 30, 2008, November 30, 2007 and November 30, 2006 is included in the consolidated financial statements and the notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

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

Morgan Stanley has a Corporate Governance webpage. You can access information about Morgan Stanley’s corporate governance at www.morganstanley.com/about/company/governance. Morgan Stanley posts the following on its Corporate Governance webpage:

•	Amended and Restated Certificate of Incorporation;

•	Amended and Restated Bylaws;

•	Charters for our Audit Committee; Internal Audit Subcommittee; Compensation, Management Development and Succession Committee; and Nominating and Governance Committee;

•	Corporate Governance Policies;

•	Policy Regarding Communication with the Board of Directors;

•	Policy Regarding Director Candidates Recommended by Shareholders;

•	Policy Regarding Corporate Political Contributions;

•	Policy Regarding Shareholder Rights Plan;

•	Code of Ethics and Business Conduct;

•	Code of Conduct; and

•	Integrity Hotline.

Morgan Stanley’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer, its Chief Financial Officer and its Controller and Principal Accounting Officer. Morgan Stanley will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange LLC (“NYSE”) on its internet site. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations, 1585 Broadway, New York, NY 10036 (212-761-4000). The information on Morgan Stanley’s internet site is not incorporated by reference into this report.

Recent Business Developments.

Morgan Stanley Smith Barney Joint Venture.

On January 13, 2009, Morgan Stanley and Citigroup Inc. (“Citi”) announced they had reached a definitive agreement to combine Morgan Stanley’s Global Wealth Management Group and Citi’s Smith Barney in the U.S., Quilter in the U.K., and Smith Barney Australia into a new joint venture to be called Morgan Stanley Smith Barney. Morgan Stanley will own 51%, and Citi will own 49% of the joint venture, after the contribution of the respective businesses to the joint venture and Morgan Stanley’s payment of $2.7 billion to Citi. Morgan Stanley will appoint four directors to the joint venture’s board and Citi will appoint two directors. After year three, Morgan Stanley and Citi will have various purchase and sales rights for the joint venture. The transaction is expected to close in the third quarter of 2009 and is subject to regulatory approvals and other customary closing conditions.

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

Investment Banking and Corporate Lending Activities.

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

Corporate Lending.    Morgan Stanley provides loans or lending commitments, including bridge financing, to selected corporate clients through subsidiaries (including Morgan Stanley Bank, N.A.). These loans and commitments have varying terms, may be senior or subordinated and/or secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower and may be syndicated, hedged or traded by Morgan Stanley*. The borrowers may be rated investment grade or non-investment grade.

Sales and Trading Activities.

Morgan Stanley conducts sales, trading, financing and market-making activities on securities and futures exchanges and in over-the-counter (“OTC”) markets around the world. Morgan Stanley’s Institutional Securities sales and trading activities include Equity Trading; Interest Rates, Credit and Currencies; Commodities; and Clients and Services.

Equity Trading.    Morgan Stanley acts as principal (including as a market maker) and agent in executing transactions globally in equity and equity-related products, including common stock, ADRs, global depositary receipts and exchange-traded funds.

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

Interest Rates, Credit and Currencies.    Morgan Stanley trades, makes markets and takes long and short proprietary positions in fixed income securities and related products globally, including, among other products, investment and non-investment grade corporate debt, distressed debt, bank loans, U.S. and other sovereign securities, emerging market bonds and loans, convertible bonds, collateralized debt obligations, credit, currency and other fixed income linked notes, and securities issued by structured investment vehicles, mortgage-related

*	Revenues and expenses associated with the trading of syndicated loans are included in “Sales and Trading Activities.”

and other asset-backed securities and real estate loan products, municipal securities, preferred stock and commercial paper, money market and other short-term securities. Morgan Stanley is a primary dealer of U.S. Federal Government securities and a member of the selling groups that distribute various U.S. agency and other debt securities. Morgan Stanley is also a primary dealer or market maker of government securities in numerous European, Asian and emerging market countries.

Morgan Stanley trades, makes markets and takes long and short proprietary positions globally in listed futures and OTC swaps, forwards, options and other derivatives referencing, among other things, interest rates, currencies, investment grade and non-investment grade corporate credits, loans, bonds, U.S. and other sovereign securities, emerging market bonds and loans, credit indexes, asset-backed security indexes, property indexes, mortgage-related and other asset-backed securities and real estate loan products.

Morgan Stanley trades, makes markets and takes long and short proprietary positions in major foreign currencies, such as the Japanese yen, euro, British pound, Swiss franc and Canadian dollar, as well as in emerging markets currencies. Morgan Stanley trades these currencies on a principal basis in the spot, forward, option and futures markets.

Through the use of repurchase and reverse repurchase agreements, Morgan Stanley acts as an intermediary between borrowers and lenders of short-term funds and provides funding for various inventory positions. Morgan Stanley also provides financing to customers for commercial and residential real estate loan products and other securitizable asset classes. In addition, Morgan Stanley engages in principal securities lending with clients, institutional lenders and other broker-dealers.

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

Commodities.    Morgan Stanley trades as principal and maintains long and short proprietary trading positions in the spot, forward and futures markets in several commodities, including metals (base and precious), agricultural products, crude oil, oil products, natural gas, electric power, emission credits, coal, freight, liquefied natural gas and related products and indices. Morgan Stanley is a market-maker in exchange-traded options and futures and OTC options and swaps on commodities, and offers counterparties hedging programs relating to production, consumption, reserve/inventory management and structured transactions, including energy-contract securitizations. Morgan Stanley is an electricity power marketer in the U.S. and owns six electricity generating facilities in the U.S. and Europe.

Morgan Stanley owns TransMontaigne Inc. and its subsidiaries, a group of companies operating in the refined petroleum products marketing and distribution business, and owns an interest in the Heidmar Group of companies that provide international marine transportation and U.S. marine logistics services.

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

Other Activities.

Benchmark Indices and Risk Management Analytics.    As of November 30, 2008, Morgan Stanley’s subsidiary, MSCI Inc. (“MSCI®”), calculates and distributes over 100,000 international and U.S. equity benchmark indices (including the MSCI World and EAFE® Indices) covering 70 countries, and has a historical database spanning over 35 years that includes fundamental and valuation data on thousands of equity securities in developed and emerging market countries. MSCI’s subsidiary, Barra, Inc., is a leading provider of risk analytic tools and services to investors to help them analyze, measure and manage portfolio and firm-wide investment risk. Morgan Stanley sold a minority interest in MSCI in an initial public offering on November 15, 2007 and sold additional MSCI shares in two secondary offerings in fiscal 2008. As of November 30, 2008, Morgan Stanley owned approximately 28 million shares of MSCI’s class B common stock, representing approximately 66% of the combined voting power of all classes of MSCI’s voting stock.

Investments.    Morgan Stanley from time to time makes investments that represent business facilitation or principal investing activities. Business facilitation investments are strategic investments undertaken by Morgan Stanley to facilitate core business activities. Principal investing activities are investments and capital commitments provided to public and private companies, funds and other entities generally for proprietary purposes to maximize total returns to Morgan Stanley. These principal investment activities are conducted within the investment banking and sales and trading areas in Institutional Securities and Asset Management.

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

Global Wealth Management Group.

Morgan Stanley’s Global Wealth Management Group provides comprehensive financial services to clients through a network of approximately 8,400 global representatives in approximately 500 locations globally, including over 450 U.S. locations at fiscal year end. As of November 30, 2008, Morgan Stanley had $546 billion in client assets.

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

In addition, Morgan Stanley offers several cash management services, including cash sweeps, debit cards, electronic bill payments and check writing, as well as lending products, including securities based lending and a mortgage referral program, which provides residential mortgages originated through Morgan Stanley’s affiliated entities. Morgan Stanley’s BusinesScapeSM program offers cash management and commercial credit solutions to qualified small and medium businesses in the U.S.  Morgan Stanley provides individual and corporate retirement solutions, including IRAs and 401(k) plans and U.S. stock plan services to corporate executives and businesses. Morgan Stanley also offers trust and fiduciary services to individual and corporate clients.

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

Asset Management.

Morgan Stanley Investment Management is one of the largest global asset management organizations of any full-service financial services firm and offers individual and institutional clients a diverse array of equity, fixed income and alternative investments and merchant banking strategies. Morgan Stanley Investment Management had $399 billion of assets under management or supervision as of November 30, 2008. Morgan Stanley’s asset management activities are principally conducted under the Morgan Stanley and Van Kampen brands. Portfolio managers located in the U.S., Europe, Japan, Singapore and India manage investment products ranging from money market funds to equity, taxable and tax-exempt fixed income funds and alternative investment and merchant banking products in developed and emerging markets. Morgan Stanley offers clients various investment styles, such as value, growth, core, fixed income and asset allocation; global investments; active and passive management; and diversified and concentrated portfolios.

Morgan Stanley offers a range of alternative investment and merchant banking products for institutional investors and high net worth individuals. Morgan Stanley’s alternative investments platform includes hedge funds, funds of hedge funds, funds of private equity funds and portable alpha overlays, including FrontPoint Partners LLC, a leading provider of absolute return strategies with approximately $8.4 billion in assets under management, and minority stakes in Lansdowne Partners and Avenue Capital Group. Morgan Stanley’s Merchant Banking Division, formed in 2007, includes Morgan Stanley’s real estate investing business, private equity funds and infrastructure investing group. Morgan Stanley typically acts as general partner of, and investment adviser to, its alternative investment and merchant banking funds and typically commits to invest a minority of the capital of such funds with subscribing investors contributing the majority.

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

Research.

In December 2008, Morgan Stanley announced that its global research department (“Research”), formerly part of its Institutional Securities business segment, would be coordinated globally across all of Morgan Stanley’s businesses. Research consists of economists, strategists and industry analysts who engage in equity and fixed income research activities and produce reports and studies on the U.S. and global economy, financial markets, portfolio strategy, technical market analyses, individual companies and industry developments. Research examines worldwide trends covering numerous industries and individual companies, the majority of which are located outside of the U.S.; provides analysis and forecasts relating to economic and monetary developments that affect matters such as interest rates, foreign currencies, securities, derivatives and economic trends; and provides analytical support and publishes reports on asset-backed securities and the markets in which such securities are traded and data are disseminated to investors through third party distributors, proprietary internet sites such as Client Link and Morgan Stanley’s sales forces.

Competition.

All aspects of Morgan Stanley’s businesses are highly competitive and Morgan Stanley expects them to remain so. Morgan Stanley competes in the U.S. and globally for clients, market share and human talent in all aspects of its business segments. Morgan Stanley’s competitive position depends on its reputation and the quality of its products, services and advice. Morgan Stanley’s ability to sustain or improve its competitive position also depends substantially on its ability to continue to attract and retain qualified employees while managing compensation and other costs. Morgan Stanley competes with commercial banks, brokerage firms, insurance companies, sponsors of mutual funds, hedge funds, energy companies and other companies offering financial services in the U.S., globally and through the internet. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by or merged into other firms or have declared bankruptcy. In fiscal 2008, this trend accelerated considerably, as several major U.S. financial institutions consolidated, were forced to merge, received substantial government assistance or were placed into conservatorship by the U.S. Federal Government. These developments could result in Morgan Stanley’s remaining competitors gaining greater capital and other resources, such as the ability to offer a broader range of products and services and geographic diversity.

Institutional Securities and Global Wealth Management Group.

Morgan Stanley’s competitive position depends on innovation, execution capability and relative pricing. Morgan Stanley competes directly in the U.S. and globally with other securities and financial services firms and broker-dealers, and with others on a regional or product basis.

Morgan Stanley’s ability to access capital at competitive rates (which is generally dependent on Morgan Stanley’s credit ratings) and to commit capital efficiently, particularly in its capital-intensive underwriting and sales, trading, financing and market-making activities, also affects its competitive position. Corporate clients may request that Morgan Stanley provide loans or lending commitments in connection with certain investment banking activities.

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

Morgan Stanley has experienced intense price competition in some of its businesses in recent years. In particular, the ability to execute securities trades electronically on exchanges and through other automated trading markets has increased the pressure on trading commissions. The trend toward direct access to automated, electronic markets will likely continue. It is possible that Morgan Stanley will experience competitive pressures in these and other areas in the future as some of its competitors may seek to obtain market share by reducing prices.

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

Supervision and Regulation.

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

In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Proposals for legislation that could substantially intensify the regulation of the financial services industry are expected to be introduced in the U.S. Congress, in state legislatures and around the world.

The agencies regulating the financial services industry also frequently adopt changes to their regulations. Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the U.S., are possible in the months or years ahead. Any such action could have a materially adverse effect on our business, financial condition and results of operations. As a global financial institution, to the extent that different regulatory regimes impose inconsistent or iterative requirements on the conduct of its business, Morgan Stanley faces complexity and additional costs in its compliance efforts.

Regulatory Developments.

The year 2008 saw an unprecedented number of government initiatives both in the U.S. and abroad designed to respond to the stresses experienced in global financial markets.

U.S. regulatory agencies including primarily the U.S. Department of Treasury (the “U.S. Treasury”), the Fed, the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve Bank of New York have taken a number of steps to enhance the liquidity support available to financial institutions such as Morgan Stanley and certain of its subsidiaries. These steps have included (i) expanding the types and quality of assets that can be used as collateral for borrowings by primary dealers from the Federal Reserve Bank of New York under the primary dealer credit facility, (ii) extending the term for which the Fed will lend the U.S. Treasury securities to primary dealers under its term securities lending facility, (iii) adopting temporary exceptions to the Federal Reserve Act limitations on transactions between insured depository institutions, such as Morgan Stanley Bank, N.A., and their affiliates to permit them to provide liquidity to their affiliates for assets typically funded in the tri-party repo market, and (iv) authorizing the Federal Reserve Bank of New York to extend credit to the U.S.- and London-based broker-dealer subsidiaries of Morgan Stanley and those of two other institutions against all types of collateral that may be pledged at the primary dealer credit facility. Furthermore, the FDIC agreed to temporarily guarantee certain senior unsecured debt of all FDIC-insured institutions, their U.S. holding companies, and of certain other affiliates accepted into the program, and to temporarily guarantee deposits in certain transaction accounts of FDIC-insured institutions or branches. Morgan Stanley and its FDIC-insured depository institutions are participating in both FDIC programs and will incur fees assessed in connection with such programs (see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management Policies—Temporary Liquidity Guarantee Program” in Part II, Item 7 herein). On October 27, 2008, the Fed’s Commercial Paper Funding Facility, a facility designed to provide a liquidity backstop to U.S. issuers of commercial paper, became operational.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (initially introduced as the Troubled Asset Relief Program or “TARP”) was enacted. On October 14, 2008, the U.S. Treasury announced its intention to inject capital into nine large U.S. financial institutions, including Morgan Stanley, under the TARP Capital Purchase Program (the “CPP”), and since has injected capital into many other financial institutions. Morgan Stanley was part of the initial group of financial institutions participating in the CPP, and on October 26, 2008 entered into a Securities Purchase Agreement–Standard Terms with the U.S. Treasury pursuant to which, among other things, Morgan Stanley sold to the U.S. Treasury for an aggregate purchase price of $10 billion, preferred stock and warrants. Under the terms of the CPP, Morgan Stanley is prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury’s consent. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including Morgan Stanley’s common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Capital Management Policies” in Part II, Item 7 herein.

On October 14, 2008, the SEC published final rules, effective as of October 17, 2008, under the Exchange Act adopting, among other changes, a temporary rule, set to expire on July 31, 2009, which contains a firm delivery requirement for long and short sales, and the “naked” short selling anti-fraud rule.

In Europe, governments and regulatory agencies have also implemented several initiatives to respond to the stresses experienced in the global financial markets, including capital injections to certain financial institutions and a range of economic and fiscal stimuli. Most regulators in the European Union introduced temporary or permanent rules to further regulate short selling and enhance disclosure of short sales. In the United Kingdom, as well as pursuing an increased focus on the capital and liquidity strength of regulated firms, the Financial Services

Authority wrote to chief executive officers of financial services firms expressing its intention to focus on management structures and the culture of supervisory responsibility within firms, and setting out its views on best practice in the area of position valuation and risk control following a number of mis-marking incidents across the industry.

Financial Holding Company.

On September 21, 2008, Morgan Stanley obtained approval from the Fed to become a bank holding company upon the conversion of its wholly owned indirect subsidiary, Morgan Stanley Bank, from a Utah industrial bank to a national bank. On September 23, 2008, the OCC authorized Morgan Stanley Bank to commence business as a national bank, operating as Morgan Stanley Bank, N.A. Concurrently with this conversion, Morgan Stanley became a financial holding company under the BHC Act.

Morgan Stanley Bank, N.A.    Morgan Stanley Bank, N.A. is an FDIC-insured national bank and, as such, is subject to the supervision and regulation by the OCC and, in certain matters, by the Fed and FDIC. The activities of Morgan Stanley Bank, N.A., as a consumer lender, are also subject to regulation under various U.S. federal laws, including the Truth–in–Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practice and Electronic Funds Transfer acts, as well as various state laws. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that need to be made in connection with such loans.

Other Banking Institutions.    Morgan Stanley Trust is a wholly owned subsidiary that conducts certain transfer agency, sub-accounting and other activities. It is an FDIC-insured federal savings bank whose activities are subject to comprehensive regulation and periodic examination by the Office of Thrift Supervision. Morgan Stanley Trust is also a registered transfer agent subject to regulation and examination by the SEC.

Morgan Stanley Trust National Association, a wholly owned subsidiary, is a non-depository national bank whose activities are limited to fiduciary activities, primarily personal trust services. It is subject to comprehensive regulation and periodic examination by the OCC. Morgan Stanley Trust National Association is not FDIC-insured and is not considered a “bank” for purposes of the BHC Act.

Scope of Permitted Activities.    As a financial holding company, Morgan Stanley is able to engage in any activity that is financial in nature, incidental to a financial activity or complementary to a financial activity. Unless otherwise required by the Fed, Morgan Stanley is permitted to commence any new financial activity, or acquire a company engaged in any financial activity, as long as it provides after–the–fact notice of such new activity or investment to the Fed. However, Morgan Stanley must obtain the prior approval of the Fed before acquiring more than five percent of any class of voting stock of a U.S. depository institution or bank holding company or commencing any activity that is complementary to a financial activity.

Morgan Stanley believes that most of the activities it conducted before becoming a financial holding company remain permissible. In addition, the BHC Act gives Morgan Stanley two years to conform its existing nonfinancial activities and investments to the requirements of the BHC Act with the possibility of three one-year extensions for a total grace period of up to five years. The BHC Act also grandfathers any “activities related to the trading, sale or investment in commodities and underlying physical properties,” provided that Morgan Stanley conducted any of such activities as of September 30, 1997 and provided that certain other conditions that are within Morgan Stanley’s reasonable control are satisfied. In addition, the BHC Act permits the Fed to determine by regulation or order that certain activities are complementary to a financial activity and do not pose a risk to safety and soundness.

It is possible that certain of Morgan Stanley’s existing activities will not be deemed to be permissible financial activities, or incidental or complementary to such activities or otherwise grandfathered. If so, Morgan Stanley will be required to divest them before the end of the grace period discussed above. Morgan Stanley does not believe that any such required divestment will have a material adverse impact on its financial condition or results of operations.

Consolidated Supervision.    As a financial holding company, Morgan Stanley is subject to the comprehensive, consolidated supervision and regulation of the Fed. This means that Morgan Stanley is, among other things, subject to the Fed’s risk-based and leverage capital requirements and information reporting requirements for bank holding companies. The Fed has the authority to conduct on-site examinations of Morgan Stanley and any of its affiliates, subject to coordinating with any state or federal functional regulator of any particular affiliate.

In addition to the Fed’s consolidated supervision, certain of Morgan Stanley’s subsidiaries are regulated directly by other regulators based upon the activities of those subsidiaries. Except for Morgan Stanley Bank, N.A., which has become subject to the supervision and regulation of the OCC upon becoming a national bank, the functional regulation of Morgan Stanley’s subsidiaries by other state and federal regulators has not changed. Morgan Stanley, by participating in the FDIC’s Temporary Liquidity Guarantee Program, has become subject to additional oversight by the FDIC, limited to compliance with the terms of that program (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management Policies—Temporary Liquidity Guarantee Program” in Part II, Item 7 herein). Participation in the program does not change the Fed’s role as Morgan Stanley’s consolidated supervisor.

In order to maintain Morgan Stanley’s status as a financial holding company, its depository institution subsidiaries must remain well capitalized and well managed. Under regulations implemented by the Fed, if any depository institution controlled by a financial holding company no longer meets certain capital or management standards, the Fed may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, as a last resort if the deficiencies persist, the Fed may order a financial holding company to cease the conduct of or to divest those businesses engaged in activities other than those permissible for bank holding companies that are not financial holding companies. The regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act, the Fed must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies.

Capital Standards.    Federal banking regulators have adopted risk–based capital and leverage guidelines that require Morgan Stanley’s capital–to–assets ratios to meet certain minimum standards.

The denominator or asset portion of the risk–based capital ratio is determined by allocating assets and specified off–balance sheet financial instruments into four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, capital is divided into two tiers: Tier 1 capital and Tier 2 capital. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital. Under the guidelines, banking organizations are required to maintain a total capital ratio (total capital to risk–weighted assets) of at least 10% and a Tier 1 capital ratio of at least 6% in order to qualify as well capitalized and for their holding company parent to be able to qualify as a financial holding company.

The federal banking regulators also have established minimum leverage ratio guidelines. The Tier 1 leverage ratio is defined as Tier 1 capital divided by adjusted average total book assets (which reflects adjustments for disallowed goodwill, certain intangible assets and deferred tax assets). The adjusted average total assets are derived using month-end balances for each fiscal quarter. The minimum leverage ratio is 3% for bank holding companies that are considered “strong” under Fed guidelines or which have implemented the Fed’s risk–based capital measure for market risk. Other bank holding companies must have a minimum leverage ratio of 4%.

The Fed generally requires Morgan Stanley and its peer financial holding companies to maintain risk-based and leverage capital ratios substantially in excess of these minimum levels, depending upon general economic conditions and their particular condition, risk profile and growth plans.

U.S. banking regulators are in the process of incorporating the Basel II Accord (“Basel II”) into the existing risk–based capital requirements. After a transitional period, core financial institutions, including Morgan Stanley, are required to implement advanced measurement techniques by employing internal estimates of certain key risk drivers to derive capital requirements. Prior to becoming a financial holding company, as part of its status until September 2008 as a consolidated supervised entity subject to the group–wide supervision and examination by the SEC, Morgan Stanley calculated its minimum capital requirements in accordance with Basel II as implemented by the SEC. Morgan Stanley’s significant European regulated entities implemented Basel II Capital Standards on January 1, 2008. For March 31, 2009 and future dates, the Company expects to calculate its capital ratios and risk weighted assets in accordance with the capital adequacy standards for bank holding companies adopted by the Fed. These standards are based upon a framework described in the “International Convergence of Capital Measurement,” July 1988, as amended, also referred to as Basel I.

Compliance with the capital requirements, including leverage ratios, may limit Morgan Stanley’s operations requiring the intensive use of capital. Such requirements may limit Morgan Stanley’s ability to pay dividends, repay debt or redeem or purchase shares of its own outstanding stock. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect Morgan Stanley’s ability to pay dividends or to expand or maintain present business levels.

Dividends.    In addition to certain dividend restrictions that apply by law to certain of Morgan Stanley’s subsidiaries, as described below, the OCC, the Fed and the FDIC have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise, including Morgan Stanley, Morgan Stanley Bank, N.A. and other depository institution subsidiaries, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. It is Fed policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also Fed policy that bank holding companies should not maintain dividend levels that undermine the company’s ability to be a source of strength to its banking subsidiaries. Under the terms of the CPP, for so long as any preferred stock issued under the CPP remains outstanding, Morgan Stanley is prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury’s consent until the third anniversary of the U.S. Treasury’s investment or until the U.S. Treasury has transferred all of the preferred stock it purchased under the CPP to third parties. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including Morgan Stanley’s common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Capital Management Policies” in Part II, Item 7 herein).

Prompt Corrective Action.    The Federal Deposit Insurance Corporation Improvement Act of 1991 provides a framework for regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators. Among other things, it requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards. Supervisory actions by the appropriate federal banking regulator under the prompt corrective action rules generally depend upon an institution’s classification within five capital categories. The regulations apply only to insured banks and thrifts such as Morgan Stanley Bank, N.A. or Morgan Stanley Trust, and not to bank holding companies such as Morgan Stanley. However, subject to limitations, the Fed is authorized to take appropriate action at the holding company level, based upon the undercapitalized status of the holding company’s subsidiary banking institutions. In certain instances relating to an undercapitalized banking institution, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and might be liable for civil money damages for failure to fulfill its commitments on that guarantee.

Transactions with Affiliates.    Morgan Stanley Bank, N.A. and Morgan Stanley Trust are both subject to Sections 23A and 23B of the Federal Reserve Act, which impose restrictions on any extensions of credit to, purchase of assets from, and on certain other transactions with, any affiliates. These restrictions include limits on the total amount of credit exposure that they may have to any one affiliate and to all affiliates, as well as collateral requirements, and they require all such transactions to be made on market terms.

FDIC Regulation.    An FDIC–insured depository institution is generally liable for any loss incurred or expected to be incurred by the FDIC in connection with the failure of a commonly controlled insured depository institution.

If the FDIC is appointed the conservator or receiver of an insured depository institution upon its insolvency or in certain other events, the FDIC has the power: to transfer any of the depository institution’s assets and liabilities to a new obligor; to enforce the terms of the depository institution’s contracts pursuant to their terms notwithstanding any clause that purports to accelerate or terminate the contracts; or to repudiate or disaffirm any contract or lease to which the depository institution is a party, subject to certain standards. The above provisions would be applicable to Morgan Stanley Bank, N.A. and Morgan Stanley Trust.

As FDIC-insured depository institutions, Morgan Stanley Bank, N.A. and Morgan Stanley Trust are exposed to changes in the cost of such insurance. On January 1, 2009, the FDIC increased the Deposit Insurance Fund assessment rates as part of the FDIC’s Deposit Insurance Fund restoration plan and has proposed to make, beginning in the second quarter of 2009, further risk-based changes to its deposit insurance assessment system. In addition, by participating in the FDIC’s Temporary Liquidity Guarantee Program, Morgan Stanley Bank, N.A. and Morgan Stanley Trust have temporarily become subject to an additional assessment on deposits in excess of $250,000 in certain transaction accounts.

Anti-Money Laundering.

Morgan Stanley’s Anti-Money Laundering (“AML”) program is coordinated on an enterprise-wide basis. In the U.S., for example, the USA PATRIOT Act of 2001 (the “PATRIOT Act”) imposes significant obligations on financial institutions to detect and deter money laundering and terrorist financing activity, including requiring banks, broker-dealers and mutual funds to identify and verify customers that maintain accounts. The PATRIOT Act also mandates that certain types of financial institutions monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. An institution subject to the PATRIOT Act also must designate an AML compliance officer, provide employees with training on money laundering prevention, and undergo an annual, independent audit to assess the effectiveness of its AML program. Outside the U.S., applicable laws and regulations similarly subject designated types of financial institutions to AML program requirements. Morgan Stanley has implemented policies, procedures and internal controls that are designed to comply with these AML program requirements. Morgan Stanley has also implemented policies, procedures, and internal controls that are designed to comply with the regulations and economic sanctions programs administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control.

Protection of Client Information.

Many aspects of Morgan Stanley’s business are subject to legal requirements concerning the use and protection of certain customer information, including those adopted pursuant to the Gramm-Leach-Bliley Act and the Fair and Accurate Credit Transactions Act of 2003 in the U.S., the European Union Data Protection Directive in the EU and various laws in Asia, including the Japanese Personal Information (Protection) Law, the Hong Kong Personal Data (Protection) Ordinance and the Australian Privacy Act. Morgan Stanley has adopted measures in response to such requirements. Morgan Stanley has adopted measures designed to comply with these and related applicable requirements in all relevant jurisdictions.

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

Institutional Securities and Global Wealth Management Group.

Broker-Dealer Regulation.    Morgan Stanley’s primary U.S. broker-dealer subsidiary, MS&Co., is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and is a member of various self-regulatory organizations, including the Financial Industry Regulatory Authority, Inc. (“FINRA”) and securities exchanges, including the NYSE. Broker-dealers are subject to laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customers’ funds and securities, capital structure, record-keeping and retention and the conduct of their directors, officers, representatives and other associated persons. Broker-dealers are also regulated by securities administrators in those states where they do business. Violations of the laws and regulations governing a broker-dealer’s actions could result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences by both federal and state securities administrators.

Margin lending by broker-dealers is regulated by the Fed’s restrictions on lending in connection with customer and proprietary purchases and short sales of securities, as well as securities borrowing and lending activities. Broker-dealers are also subject to maintenance and other margin requirements imposed under the FINRA rules. In many cases, Morgan Stanley’s broker-dealer subsidiaries’ margin policies are more stringent than these rules.

As registered U.S. broker-dealers, certain subsidiaries of Morgan Stanley, including MS&Co., are subject to the SEC’s net capital rule and the net capital requirements of various securities exchanges. Many non-U.S. securities exchanges and regulatory authorities either have imposed or are proposing rules relating to capital requirements applicable to Morgan Stanley’s non-U.S. broker-dealer subsidiaries. These rules, which specify minimum capital requirements, are generally designed to measure general financial integrity and liquidity and require that at least a minimum amount of net assets be kept in relatively liquid form. See also “Consolidated Supervision” and “Capital Standards” above. Rules of FINRA and other self-regulatory organizations also impose limitations and requirements on the transfer of member organizations’ assets.

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

MS&Co. is a member of the Securities Investor Protection Corporation (“SIPC”), which provides protection for customers of broker-dealers against losses in the event of the liquidation of a broker-dealer. SIPC protects customers’ securities accounts held by a broker-dealer up to $500,000 for each eligible customer, subject to a limitation of $100,000 for claims for cash balances. To supplement this SIPC coverage, MS&Co. has purchased additional protection for the benefit of its customers from Lloyd’s of London, in addition to its existing supplemental coverage from Customer Asset Protection Company (“CAPCO”). The CAPCO coverage will expire on February 16, 2009, after which Lloyd’s of London will be the sole excess SIPC coverage provider.

Regulation of Certain Commodities Activities.    The commodities activities in the Institutional Securities business segment are subject to extensive and evolving energy, commodities, environmental, health and safety and other governmental laws and regulations in the U.S. and abroad. Intensified scrutiny of certain energy markets by U.S. federal, state and local authorities in the U.S. and abroad and by the public has resulted in increased regulatory and legal enforcement and remedial proceedings involving energy companies, including those engaged in power generation and liquid hydrocarbons trading.

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

Non-U.S. Regulation.    Morgan Stanley’s businesses are also regulated extensively by non-U.S. regulators, including governments, securities exchanges, commodity exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which Morgan Stanley maintains an office. Certain Morgan Stanley subsidiaries are regulated as broker-dealers under the laws of the jurisdictions in which they operate. Subsidiaries engaged in banking and trust activities outside the U.S. are regulated by various government agencies in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activity. For instance, the Financial Services Authority and several U.K. securities and futures exchanges, including the London Stock Exchange and Euronext.liffe regulate Morgan Stanley’s activities in the U.K.; the Deutsche Bôrse AG and the Bundesanstalt für Finanzdienstleistungsaufsicht (the Federal Financial Supervisory Authority) regulate its activities in the Federal Republic of Germany; the Swiss Federal Banking Commission regulates its activities in Switzerland; the Financial Services Agency, the Bank of Japan, the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, the Osaka Securities Exchange and the Tokyo International Financial Futures Exchange, regulate its activities in Japan; the Hong Kong Securities and Futures Commission, the Hong Kong Exchanges and Clearing Limited regulate its operations in Hong Kong; and the Monetary Authority of Singapore and the Singapore Exchange Limited regulate its business in Singapore.

Asset Management.

Many of the subsidiaries engaged in Morgan Stanley’s asset management activities are registered as investment advisers with the SEC, and, in certain states, some employees or representatives of subsidiaries are registered as investment adviser representatives. Many aspects of Morgan Stanley’s asset management activities are subject to federal and state laws and regulations primarily intended to benefit the investor or client. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Morgan Stanley from carrying on its asset management activities in the event that it fails to comply with such laws and regulations. Sanctions that may be imposed for such failure include the suspension of individual employees, limitations on Morgan Stanley engaging in various asset management activities for specified periods of time, the revocation of registrations, other censures and fines.

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

For a discussion of certain risks relating to Morgan Stanley’s regulatory environment, see “Risk Factors” herein.

Executive Officers of Morgan Stanley.

The executive officers of Morgan Stanley and their ages and titles as of January 28, 2009 are set forth below. Business experience for the past five years is provided in accordance with SEC rules.

John J. Mack (64).    Chairman of the Board of Directors and Chief Executive Officer (since June 2005). Chairman of Pequot Capital Management (June 2005). Co-Chief Executive Officer of Credit Suisse Group (January 2003 to June 2004). President, Chief Executive Officer and Director of Credit Suisse First Boston (July 2001 to June 2004). President and Chief Operating Officer of Morgan Stanley (May 1997 to March 2001).

Walid Chammah (54).    Co-President (since December 2007). Chairman and Chief Executive Officer of Morgan Stanley International (since July 2007). Head of Investment Banking (August 2005 to July 2007) and Head of Global Capital Markets (July 2002 to August 2005).

James Gorman (50).    Co-President (since December 2007) and Co-Head of Strategic Planning (since October 2007). President and Chief Operating Officer of the Global Wealth Management Group (February 2006 to April 2008). Head of Corporate Acquisitions Strategy & Research at Merrill Lynch & Co., Inc. (“Merrill Lynch”) (July 2005 to August 2005) and President of the Global Private Client business at Merrill Lynch (December 2002 to July 2005). Director of MSCI Inc. (since November 2007).

Colm Kelleher (51).    Executive Vice President and Chief Financial Officer and Co-Head of Strategic Planning (since October 2007). Head of Global Capital Markets (February 2006 to October 2007). Co-Head of Fixed Income Europe (May 2004 to February 2006). Head of Fixed Income Sales Europe (December 2000 to May 2004).

Gary G. Lynch (58).    Executive Vice President and Chief Legal Officer (since October 2005). Global General Counsel (October 2001 to October 2005) of Credit Suisse First Boston. Executive Vice Chairman (July 2004 to October 2005) and Vice Chairman (December 2002 to July 2004) of Credit Suisse First Boston and member of the Executive Board (July 2004 to July 2005) of Credit Suisse Group. Partner at the law firm of Davis Polk & Wardwell (September 1989 to October 2001).

Thomas R. Nides (47).    Executive Vice President, Chief Administrative Officer and Secretary (since September 2005). Worldwide President and Chief Executive Officer of Burson-Marsteller (November 2004 to August 2005). Chief Administrative Officer of Credit Suisse First Boston (June 2001 to June 2004).

Kenneth M. deRegt (53).    Chief Risk Officer (since February 2008). Managing Director of Aetos Capital, LLC, an investment management firm (December 2002 to February 2008). Director of MSCI Inc. (since November 2007).

Linda H. Riefler (48).    Global Head of Research (since December 2008). Chief Talent Officer (June 2006 to November 2008). Head of Client Services (October 2005 to June 2006). Managing Director of MS&Co. (since December 1998). Director of MSCI Inc. (since October 2005).

Item 1A.    Risk Factors.

Liquidity Risk.

Liquidity and funding risk refers to the risk that Morgan Stanley will be unable to finance its operations due to a loss of access to the capital markets or difficulty in liquidating its assets. Liquidity and funding risk also encompasses the ability of Morgan Stanley to meet its financial obligations without experiencing significant business disruption or reputational damage that may threaten its viability as a going concern. For more information on how we monitor and manage liquidity and funding risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 herein.

Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations.

Liquidity is essential to our businesses. Our liquidity could be substantially affected in a negative fashion by an inability to raise funding in the long-term or short-term debt capital markets or the equity capital markets or an inability to access the secured lending markets. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we incur large trading losses, we are downgraded or put on (or remain on) negative watch by the rating agencies, we suffer a decline in the level of our business activity, regulatory authorities take significant action against us, or we discover significant employee misconduct or illegal activity, among other reasons. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment and trading portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations.

Our borrowing costs and access to the debt capital markets depend significantly on our credit ratings.

The cost and availability of unsecured financing generally are dependent on our short-term and long-term credit ratings. Factors that are important to the determination of our credit ratings include the level and quality of our earnings, capital adequacy, liquidity, risk appetite and management, asset quality and business mix.

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

We depend on dividends, distributions and other payments from our subsidiaries to fund dividend payments and to fund all payments on our obligations, including debt obligations. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, many of our subsidiaries, including our broker-dealer subsidiaries, are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations. Furthermore, as a bank holding company, we may become subject to a prohibition or to limitations on our ability to pay dividends. The OCC, the Fed and the FDIC have the authority, and under certain circumstances the duty, to prohibit or to limit the payment of dividends by the banking organizations they supervise, including us and our bank holding company subsidiaries.

Future dividend payments and common stock repurchases are restricted by the terms of the U.S. Treasury’s equity investment in us.

Under the terms of the CPP, for so long as any preferred stock issued under the CPP remains outstanding, we are prohibited from increasing dividends on our common stock, and from making certain repurchases of equity securities, including our common stock, without the U.S. Treasury’s consent until the third anniversary of the U.S. Treasury’s investment or until the U.S. Treasury has transferred all of the preferred stock it purchased under the CPP to third parties. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Capital Management Policies” in Part II, Item 7 herein.

Our liquidity and financial condition have been and could continue to be adversely affected by U.S. and international markets and economic conditions.

Our ability to raise funding in the long-term or short-term debt capital markets or the equity markets, or to access secured lending markets, has been and could continue to be adversely affected by conditions in the U.S. and international markets and economy. Global market and economic conditions have been, and continue to be, disrupted and volatile, and in the past six months the volatility has reached unprecedented levels. In particular, our cost and availability of funding have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. As a result of concern about the stability of the markets generally and the strength of counterparties specifically, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices of commodities or securities, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as liquidity, will result in losses for a position or portfolio. For more information on how we monitor and manage market risk, see “Risk Management—Market Risk” in Part II, Item 7A herein.

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

The results of our Institutional Securities business segment, particularly results relating to our involvement in primary and secondary markets for all types of financial products, are subject to substantial fluctuations due to a variety of factors, such as those enumerated above that we cannot control or predict with great certainty. These fluctuations impact results by causing variations in new business flows and in the fair value of securities and other financial products. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number and timing of investment banking client assignments and transactions and the realization of returns from our principal investments. During periods of unfavorable market or economic conditions, the level of individual investor participation in the global markets, as well as the level of client assets, may also decrease, which would negatively impact the results of our Global Wealth Management Group business segment. In addition, fluctuations in global market activity could impact the flow of investment capital into or from assets under management or supervision and the way customers allocate capital among money market, equity, fixed income or other investment alternatives, which could negatively impact our Asset Management business segment.

We may experience further writedowns of our financial instruments and other losses related to volatile and illiquid market conditions.

Market volatility, illiquid market conditions and disruptions in the credit markets have made it extremely difficult to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require us to take further writedowns in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

Holding large and concentrated positions may expose us to losses.

Concentration of risk may reduce revenues or result in losses in our market-making, proprietary trading, investing, block trading, underwriting and lending businesses in the event of unfavorable market movements. We commit substantial amounts of capital to these businesses, which often results in our taking large positions in the securities of, or make large loans to, a particular issuer or issuers in a particular industry, country or region.

Markets have experienced, and may continue to experience, periods of high volatility accompanied by reduced liquidity.

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Under these extreme conditions, hedging and other risk management strategies may not be as effective at mitigating trading losses as they would be under more normal market conditions. Moreover, under these conditions market participants are particularly exposed to trading strategies employed by many market participants simultaneously and on a large scale, such as crowded trades. Morgan Stanley’s risk management and monitoring processes seek to quantify and mitigate risk to more extreme market moves. Severe market events have historically been difficult to predict, however, and Morgan Stanley could realize significant losses if unprecedented extreme market events were to occur, such as the recent conditions in the global financial markets and global economy.

We have incurred, and may continue to incur, significant losses in the real estate sector.

We finance and acquire principal positions in a number of real estate and real estate-related products for our own account, for investment vehicles managed by affiliates in which we also may have a significant investment, for separate accounts managed by affiliates and for major participants in the commercial and residential real estate markets, and originate loans secured by commercial and residential properties. We also securitize and trade in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate and commercial assets and products, including residential and commercial mortgage-backed securities. These businesses have been, and may continue to be, adversely affected by the downturn in the real estate sector.

Credit Risk.

Credit risk refers to the risk of loss arising from borrower or counterparty default when a borrower, counterparty or obligor does not meet its obligations. For more information on how we monitor and manage credit risk, see “Credit Risk” in Part II, Item 7A herein.

We are exposed to the risk that third parties that are indebted to us will not perform their obligations.

We incur significant “single-name” credit risk exposure through the Institutional Securities business segment. This risk may arise, for example, from entering into swap or other derivative contracts under which counterparties have long-term obligations to make payments to us and by extending credit to our clients through various credit arrangements. Corporate clients seek loans or lending commitments from us in connection with investment banking and other assignments. We incur “individual consumer” credit risk in the Global Wealth Management Group business segment through margin and non-purpose loans to individual investors, which are collateralized by securities.

Recent market conditions, including decreased liquidity and pricing transparency along with increased market volatility, will negatively impact our “single-name” credit risk exposure. In addition, as a clearing member firm, we finance our customer positions and we could be held responsible for the defaults or misconduct of our customers. Although we regularly review our credit exposures, default risk may arise from events or circumstances that are difficult to detect or foresee.

Defaults by another larger financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect Morgan Stanley.

Operational Risk.

Operational risk refers to the risk of financial or other loss, or potential damage to a firm’s reputation, resulting from inadequate or failed internal processes, people, resources, systems or from external events (e.g., external or internal fraud, legal and compliance risks, damage to physical assets, etc.). Morgan Stanley may incur operational risk across its full scope of business activities, including revenue-generating activities (e.g., sales and trading) and support functions (e.g., information technology and trade processing). Legal and compliance risk is included in the scope of operational risk and is discussed below under “Legal Risk.” For more information on how we monitor and manage operational risk, see “Operational Risk” in Part II, Item 7A herein.

We are subject to operational risk that could adversely affect our businesses.

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

Legal Risk.

Legal risk refers to the risk of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that a counterparty’s performance obligations will be unenforceable. For more information on how we monitor and manage legal risk, see “Risk Management—Legal Risk” in Part II, Item 7A herein.

Our business, financial condition and results of operations could be adversely affected by regulations to which we are and will become subject as a result of becoming a financial holding company.

On September 21, 2008, we obtained approval from the Fed to become a bank holding company. On September 23, 2008, we became a financial holding company concurrent with the conversion of Morgan Stanley Bank into a national bank. We have a statutory grace period of two years, with the possibility of three one-year extensions for a total grace period of five years, to conform existing activities and investments to the restrictions on nonbanking activities that apply to financial holding companies. The BHC Act also grandfathers commodities activities provided that certain conditions are satisfied. In addition, the BHC Act permits the Fed to determine by regulation or order that certain activities are complementary to a financial activity and do not pose a risk to safety and soundness. The Fed has previously determined that a wide range of commodities activities are either financial in nature or complementary to a financial activity. Although we expect to be able to continue to engage in most of the activities in which we currently engage after such time, it is possible that certain of our existing activities will not be deemed to be permissible under applicable regulations. If so, we will be required to divest them before the end of the grace period discussed above. We do not believe that any such required divestment will have a material adverse impact on our financial condition or results of operations.

As a result of becoming a financial holding company, we will be restricted in engaging in new activities that are not financial in nature. This may limit our ability to pursue business opportunities we might otherwise consider engaging in. In addition, in order to maintain our status as a financial holding company, our depository institution subsidiaries, such as Morgan Stanley Bank, N.A., must remain well capitalized and well managed. Under regulations implemented by the Fed, if any depository institution controlled by us no longer meets certain capital or management standards, the Fed may impose corrective capital and/or managerial requirements on us and place limitations on our ability to conduct the broader financial activities permissible for financial holding companies. If any depository institution controlled by us were to fail to maintain a satisfactory rating under the Community Reinvestment Act, the Fed would be required to restrict our and our subsidiaries’ ability to engage in additional activities to the range of activities permissible for bank holding companies that are not financial holding companies, which would severely restrict our ability to conduct our business.

As a financial holding company, we are subject to the comprehensive, consolidated supervision and regulation of the Fed, including risk-based and leverage capital requirements. The Fed generally requires us and our peer financial holding companies to maintain risk-based and leverage capital ratios substantially in excess of the minimum levels required by certain guidelines published by the federal banking regulators, depending upon general economic conditions and each financial holding company’s particular condition, risk profile and growth plans. Compliance with the capital requirements, including leverage ratios, may limit our operations requiring the intensive use of capital. Such requirements may limit our ability to pay dividends, repay debt or redeem or purchase shares of our outstanding stock. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect our ability to pay dividends or to expand or maintain present business levels. Further requirements, including certain dividend restrictions, have been imposed on us and other financial institutions participating in the CPP (see “Supervision and Regulation—Financial Holding Company—Dividends” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Capital Management Policies” in Part II, Item 7 herein).

Our business, financial condition and results of operations are heavily regulated and could be adversely affected by new regulations or by changes in regulations or the application thereof in any of the jurisdictions in which we operate.

The financial services industry is heavily regulated. We are subject to extensive regulation globally and face the risk of significant intervention by regulatory authorities in the jurisdictions in which we conduct our businesses. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities.

In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Most recently, governments in the U.S. and abroad have intervened on an unprecedented scale, responding to the stresses experienced in the global financial markets. Steps undertaken in the U.S. include enhancing the liquidity support available to financial institutions, including by establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, insuring deposits in certain transaction deposit accounts, and injecting capital into financial institutions. Some of the measures subject us and other institutions for which they were designed to additional restrictions, oversight or costs that may have an impact on our business, results of operations or the price of our common stock.

Proposals for legislation that could substantially intensify the regulation of the financial services industry are expected to be introduced in the U.S. Congress, in state legislatures and around the world. The agencies regulating the financial services industry also frequently adopt changes to their regulations. Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the U.S. and rules to more closely regulate credit default swaps and other derivative transactions, are possible in the years ahead. We are unable to predict whether any of these initiatives will succeed, which form they will take, or whether any additional changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. For more information regarding the regulatory environment in which we operate, see “Supervision and Regulation” in Part I, Item 1 herein.

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

Our business, financial condition and results of operations could be adversely affected by governmental fiscal and monetary policies.

We are affected by fiscal and monetary policies adopted by regulatory authorities and bodies of the U.S. and other governments. For example, the actions of the Fed and international central banking authorities directly impact our cost of funds for lending, capital raising and investment activities and may impact the value of financial instruments we hold. In addition, such changes in monetary policy may affect the credit quality of our customers. Changes in domestic and international monetary policy are beyond our control and difficult to predict.

Our commodities activities subject us to extensive regulation, potential catastrophic events and environmental risks and regulation that may expose us to significant costs and liabilities.

In connection with the commodities activities in our Institutional Securities business segment, we engage in the production, storage, transportation, marketing and trading of several commodities, including metals (base and precious), agricultural products, crude oil, oil products, natural gas, electric power, emission credits, coal, freight, liquefied natural gas and related products and indices. In addition, we own six electricity generating facilities in the U.S. and Europe; TransMontaigne Inc. and its subsidiaries, a group of companies operating in the refined petroleum products marketing and distribution business; and have an interest in the Heidmar Group of companies, which provide international marine transportation and U.S. marine logistics services. As a result of these activities, we are subject to extensive and evolving energy, commodities, environmental, health and safety and other governmental laws and regulations. For example, liability may be incurred without regard to fault under certain environmental laws and regulations for the remediation of contaminated areas. Our commodities business also exposes us to the risk of unforeseen and catastrophic events, including natural disasters, leaks, spills, explosions, release of toxic substances, fires, accidents on land and at sea, wars, and terrorist attacks that could result in personal injuries, loss of life, property damage, and suspension of operations.

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

A failure to deal with conflicts of interest appropriately could adversely affect our businesses.

As a global financial services firm that provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals, we face potential conflicts of interests in the normal course of business. For example, potential conflicts can occur when there is a divergence of interests between Morgan Stanley and a client, among clients, or between an employee on the one hand and the Firm or a client on the other. We have policies, procedures and controls that are designed to address potential conflicts of interest. However, identifying and managing potential conflicts of interest can be complex and challenging, and can become the focus of media and regulatory scrutiny. Indeed, actions that merely appear to create a conflict can put our reputation at risk. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions, which may lead to our clients being less willing to enter into transactions in which a conflict may occur and could adversely affect our businesses.

Competitive Environment.

We face strong competition from other financial services firms, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.

The financial services industry and all of our businesses are intensely competitive, and we expect them to remain so. We compete with commercial banks, insurance companies, sponsors of mutual funds, hedge funds, energy companies and other companies offering financial services in the U.S., globally and through the internet. We compete on the basis of several factors, including transaction execution, capital or access to capital, products and services, innovation, reputation and price. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by or merged into other firms or have declared bankruptcy. In fiscal 2008, this trend accelerated considerably, as several major U.S. financial institutions consolidated, were forced to merge, received substantial government assistance or were placed into conservatorship by the U.S. Federal Government. These developments could result in our competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. We may experience pricing pressures as a result of these factors and as some of our competitors seek to increase market share by reducing prices. For more information regarding the competitive environment in which we operate, see “Competition” in Part I, Item 1 herein.

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

Pursuant to the standardized terms of the CPP described above, among other things, we have agreed to institute certain restrictions on the compensation of certain senior management positions, which could have an adverse effect on our ability to hire or retain the most qualified senior management. It is possible that the U.S. Treasury may, as it is permitted to do, impose further requirements on us.

Automated trading markets may adversely affect our business and may increase competition.

We have experienced intense price competition in some of our businesses in recent years. In particular, the ability to execute securities trades electronically on exchanges and through other automated trading markets has increased the pressure on trading commissions. The trend toward direct access to automated, electronic markets will likely continue. It is possible that we will experience competitive pressures in these and other areas in the future as some of our competitors may seek to obtain market share by reducing prices.

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

Various emerging market countries have experienced severe political, economic and financial disruptions, including significant devaluations of their currencies, capital and currency exchange controls, high rates of inflation and low or negative growth rates in their economies. Crime and corruption, as well as issues of security and personal safety, also exist in certain of these countries. These conditions could adversely impact our businesses and increase volatility in financial markets generally.

The emergence of a pandemic or other widespread health emergency, or concerns over the possibility of such an emergency, could create economic and financial disruptions in emerging markets and other areas throughout the world, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses around the world.

Acquisition Risk.

We may be unable to fully capture the expected value from acquisitions, joint ventures, minority stakes and strategic alliances.

We expect to grow in part through acquisitions, joint ventures and minority stakes. To the extent we make acquisitions or enter into combinations, joint ventures or strategic alliances, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with clients and business partners. In the case of joint ventures and minority stakes, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact the benefits to be achieved by the joint venture. There is no assurance that our acquisitions or any business we acquire will be successfully integrated and result in all of the positive benefits anticipated. If we are not able to integrate successfully our past and future acquisitions, there is a risk that our results of operations may be materially and adversely affected.

In October 2008, Morgan Stanley and Mitsubishi UFJ Financial Group, Inc. announced a global strategic alliance and have identified areas of potential collaboration for such alliance, including corporate and investment banking, certain areas of retail banking and asset management, and lending activities such as corporate and project related loans. In January 2009, Morgan Stanley and Citi announced they had reached a definitive agreement to combine Morgan Stanley’s Global Wealth Management Group and Citi’s Smith Barney in the U.S., Quilter in the U.K., and Smith Barney Australia into a new joint venture to be called Morgan Stanley Smith Barney (see also “Recent Business Developments” in Part I, Item 1 herein).

Risk Management.

Our hedging strategies and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our hedging strategies and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. Some of our methods of managing risk are based upon our use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. Management of market, credit, liquidity, operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. For more information on how we monitor and manage market and certain other risks, see “Risk Management—Market Risk” in Part II, Item 7A herein.

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

Item 2.    Properties.

Morgan Stanley and its subsidiaries have offices, operations and data centers located around the world. Morgan Stanley’s properties that are not owned are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. Morgan Stanley believes the facilities it owns or occupies are adequate for the purposes for which they are currently used and are well maintained. Our principal offices consist of the following properties:

Location	Owned/ Leased	Lease Expiration	Approximate Square Footage as of November 30, 2008(A)

U.S. Locations

1585 Broadway New York, New York (Global Headquarters and Institutional Securities Headquarters)	Owned	N/A	894,597 square feet

2000 Westchester Avenue Purchase, New York (Global Wealth Management Group Headquarters)	Owned	N/A	606,158 square feet

522 Fifth Avenue New York, New York (Asset Management Headquarters)	Owned	N/A	581,245 square feet

New York, New York (Several locations)	Leased	2009 – 2018	2,239,668 square feet

One Pierrepont Plaza Brooklyn, New York	Leased	2013	456,686 square feet

Jersey City, New Jersey (Several locations)	Leased	2009 – 2014	493,695 square feet

International Locations

25 Cabot Square, Canary Wharf (London Headquarters)	Owned(B)	N/A	448,088 square feet

Canary Wharf (Several locations)	Leased	2013 – 2038	1,001,605 square feet

1 Austin Road West Kowloon (Hong Kong Headquarters)	Leased	2019	598,318 square feet

Sapporo’s Yebisu Garden Place, Ebisu, Shibuya-ku (Tokyo Headquarters)	Leased	2010(C)	432,380 square feet

(A)	The indicated total aggregate square footage leased does not include space occupied by Morgan Stanley securities branch offices.
(B)	Morgan Stanley holds the freehold interest in the land and building.
(C)	Option to return half of the space from April 2010 and any amount of space up to the full space after April 2011; 6 months notice required.

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

IPO Allocation Matters.

Beginning in March 2001, numerous purported class actions, now captioned In re Initial Public Offering Securities Litigation, were filed in the U.S. District Court for the Southern District of New York (the “SDNY”) against certain issuers of initial public offering (“IPO”) securities, certain individual officers of those issuers, Morgan Stanley and other underwriters of those IPOs, purportedly on behalf of purchasers of stock in the IPOs or the aftermarket. These complaints allege that defendants required customers who wanted allocations of “hot” IPO securities to pay undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and to buy shares of securities offered in the IPOs after the IPOs were completed at escalating price levels higher than the IPO price (a practice plaintiffs refer to as “laddering”), and claim violations of the federal securities laws, including Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 10(b) of the Exchange Act. Some of the complaints also allege that continuous “buy” recommendations by the defendants’ research analysts improperly increased or sustained the prices at which the securities traded after the IPOs. In February 2003, the underwriter defendants’ joint motion to dismiss was denied, except as to certain specified offerings. In December 2006, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) reversed the SDNY’s grant of class certification, and ruled that these cases could not be certified for class treatment. In August 2007, plaintiffs filed second consolidated amended class action complaints, which purport to amend the allegations in light of the Second Circuit’s reversal of the SDNY’s decision approving the cases to proceed as class actions. On March 26, 2008, the underwriter defendants’ joint motion to dismiss the second consolidated amended complaint was denied, except as to claims brought under Section 11 of the Securities Act by those plaintiffs who sold securities for a price in excess of the initial offering price and by those plaintiffs who purchased outside the previously certified class period. On September 12, 2008, Morgan Stanley and other defendants reached an agreement in principle with plaintiffs to settle this matter, subject to final agreement on documentation and court approval.

In October 2007, numerous derivative actions, purportedly brought on behalf of certain issuers of IPO securities, were filed in the U.S. District Court for the Western District of Washington (the “Western District of

Washington”) against Morgan Stanley and other underwriters of those IPOs. The actions seek to recover “short swing” profits allegedly generated in violation of Section 16(b) of the Exchange Act. Defendants have filed a motion to dismiss these actions, which motion is pending before the Western District of Washington.

Residential Mortgage-related Matters.

Regulatory and Governmental Matters.    Morgan Stanley is responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related issues.

Class Actions.    Beginning in March 2007, Morgan Stanley was named as a defendant in several putative class action lawsuits brought under Sections 11 and 12 of the Securities Act related to its role as a member of the syndicates that underwrote offerings of securities and mortgage pass through certificates for certain entities that have been exposed to subprime and other mortgage-related losses. These putative class actions include lawsuits related to: (i) New Century Financial Corp. (“New Century”), pending in the United States District Court for the Central District of California (the “Central District of California”); (ii) Countrywide Financial Corp. and its affiliates, one consolidated lawsuit is pending in the Central District of California and two other lawsuits are pending in the Superior Court of the State of California in Los Angeles; (iii) Merrill Lynch & Co., Inc., pending in the SDNY; (iv) Wachovia Corporation, pending in the United States District Court for the Superior Court of the State of California in Alameda County; (v) Washington Mutual, Inc. (“Washington Mutual”), pending in the Western District of Washington; (vi) Fifth Third Bancorp, pending in the United States District Court for the Southern District of Ohio; (vii) Fannie Mae, pending in the SDNY and the District of New Jersey; (viii) Lehman Brothers Holdings Inc. (“Lehman Brothers”), pending in the SDNY, the Eastern District of New York and the United States District Courts for the Eastern and Western Districts of Arkansas; (ix) Citigroup, Inc., pending in the SDNY; (x) American International Group, Inc., pending in the SDNY; (xi) Royal Bank of Scotland Group plc pending in the SDNY; and (xii) IndyMac Bank, F.S.B. (“IndyMac”), pending in the Superior Court of the State of California in Los Angeles. Morgan Stanley is contractually entitled to be indemnified in connection with these putative class actions by the entities that offered the securities at issue, but four of these entities, New Century, Lehman Brothers, Washington Mutual and IndyMac, have filed for bankruptcy and this may decrease or eliminate the value of the indemnities that Morgan Stanley received from these four entities. On December 3, 2008, the court in the case related to New Century, which is styled In Re New Century, denied the underwriter defendants’ motion to dismiss the second amended consolidated class action complaint. On December 8, 2008, the underwriter defendants filed a motion to dismiss the consolidated class action complaint in the case related to Washington Mutual, which is styled In Re Washington Mutual, Inc. Securities Litigation.

Beginning in December 2007, several purported class action complaints were filed in the SDNY asserting claims on behalf of participants in Morgan Stanley’s 401(k) plan and employee stock ownership plan against Morgan Stanley and other parties, including certain present and former directors and officers, under the Employee Retirement Income Security Act of 1974 (“ERISA”). The complaints relate in large part to subprime-related losses, and allege, among other things, that Morgan Stanley’s stock was not a prudent investment and that risks associated with its stock and its financial condition were not adequately disclosed. On February 11, 2008, all of the pending actions asserting claims under ERISA related to Morgan Stanley’s 401(k) and employee stock ownership plan were consolidated in a single proceeding in the SDNY, which is styled In re Morgan Stanley ERISA Litigation. On July 25, 2008, the plaintiffs filed a consolidated complaint, which defendants have moved to dismiss. The consolidated complaint in this action relates in large part to Morgan Stanley’s subprime and other mortgage related losses, but also includes allegations regarding Morgan Stanley’s disclosures, internal controls, accounting and other matters.

On February 12, 2008, a plaintiff filed a purported class action, which was amended on November 24, 2008, naming Morgan Stanley and certain present and former senior executives as defendants and alleging claims for, among other things, violations of the securities laws related in large part to Morgan Stanley’s subprime related losses. The amended complaint, which is styled Joel Stratte-McClure, et al. v. Morgan Stanley, et al., is pending in the Central District of California. Subject to certain exclusions, the amended complaint purports to assert claims under the federal securities laws on behalf of a purported class of persons and entities who purchased shares of Morgan Stanley common stock during the period June 20, 2007 to December 19, 2007 and who suffered damages as a result of such purchases. The allegations in the amended complaint relate in large part to Morgan Stanley’s subprime and other mortgage related losses, but also include allegations regarding Morgan Stanley’s disclosures, internal controls, accounting and other matters.

On December 2, 2008, a plaintiff filed a purported class action against Morgan Stanley, certain present and former officers and other defendants asserting claims under Sections 11, 12 and 15 of the Securities Act related to alleged false and misleading statements in the registration statements and other offering documents associated with fourteen trusts that issued mortgage pass through certificates backed by residential mortgage loans in 2006. The lawsuit, which is styled Public Employees’ Retirement System of Mississippi v. Morgan Stanley, et al., was filed in the Superior Court of the State of California for Orange County. On December 31, 2008, the defendants removed the case to federal court in the Central District of California.

Shareholder Derivative Matter.    A shareholder derivative lawsuit was filed in the SDNY during November 2007 asserting claims related in large part to losses caused by certain subprime-related trading positions and related matters. The complaint in that lawsuit, which is styled Steve Staehr, Derivatively on Behalf of Morgan Stanley v. John J. Mack, et al., was served on Morgan Stanley on February 15, 2008. On July 18, 2008, the plaintiff filed an amended complaint, which defendants have moved to dismiss.

Other Matters.    Morgan Stanley, along with a number of other financial institutions, has been named as a defendant in a lawsuit brought by the City of Cleveland, Ohio, alleging that defendants’ activities in connection with securitizations of subprime loans created a “public nuisance” in Cleveland. The lawsuit has been removed to United States District Court for the Northern District of Ohio and the defendants have moved to dismiss the complaint.

Auction Rate Securities Matters.

On March 25, 2008, a putative class action complaint, which is styled Miller v. Morgan Stanley & Co. Incorporated, was filed in the SDNY purportedly on behalf of persons who acquired auction rate securities (“ARS”) from Morgan Stanley from March 25, 2003 through February 13, 2008 and who were allegedly damaged thereby. The complaint alleges, among other things, that Morgan Stanley failed to disclose material facts with respect to ARS and thereby violated Section 10(b) of the Exchange Act and SEC Rule 10b-5. The complaint seeks damages, attorneys’ fees, and rescission. On March 31, 2008, a similar action, which is styled Jamail v. Morgan Stanley, et al., was filed in the same court seeking damages, attorneys’ fees and equitable and/or injunctive relief. On May 28, 2008, a third putative class action, which is styled Bartholomew v. Morgan Stanley et al., was filed in the SDNY purportedly on behalf of individuals who allegedly had their ARS “frozen” by Morgan Stanley and who have been damaged thereby. The complaint alleges, among other things, that Morgan Stanley made misrepresentations and omissions with respect to ARS and breached a fiduciary duty to the putative class by failing to participate in auctions and asserts claims under the Investment Advisers Act of 1940 and state law. The complaint seeks damages, disgorgement, attorneys’ fees, and a declaration that Morgan Stanley’s ARS transactions with the putative class members are void.

Morgan Stanley also received requests for documents and information from various government agencies regarding ARS and is cooperating with the investigations. On August 13, 2008, Morgan Stanley reached an agreement in principle with the Office of the New York State Attorney General and the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) in connection with the proposed settlement of their investigations relating to the sale of ARS. Morgan Stanley agreed, among other things to: (1) repurchase at par illiquid ARS that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold ARS below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of ARS; and (5) pay a total penalty of $35 million. A separate investigation of these matters by the SEC remains ongoing.

On August 27, 2008, a shareholder derivative complaint, which is styled Louisiana Municipal Police Employees Retirement System v. Mack, et al., was filed in the SDNY. On September 12, 2008, a second complaint, which is styled Thomas v. Mack, et al., was filed in the SDNY. The complaints are substantially similar and name as defendants the members of Morgan Stanley’s Board of Directors as well as certain current and former officers. Morgan Stanley, on whose behalf the suits are purportedly brought, is named as a nominal defendant in each action. The complaints raise claims of breach of fiduciary duty, abuse of control, gross mismanagement, and violation of Section 10(b) and Rule 10b-5 of the Exchange Act related to Morgan Stanley’s sale of ARS over the period from June 20, 2007 to the present. Among other things, the complaints allege that, over the relevant period, Morgan Stanley’s public filings and statements were materially false and misleading in that they failed to disclose the illiquid nature of its ARS inventories and that Morgan Stanley’s practices in the sale of ARS exposed it to significant liability for settlements and judgments. The complaints also allege that during the relevant period certain defendants sold Morgan Stanley’s stock while in possession of material non-public information. The complaints seek, among other things, unspecified compensatory damages, restitution from the defendants with respect to compensation, benefits and profits obtained, and the institution of certain reforms to Morgan Stanley’s internal control functions. On November 24, 2008, the SDNY ordered the consolidation of the two actions.

Environmental Matters.

On October 29, 2008, the U.S. Environmental Protection Agency (“EPA”) sent Morgan Stanley a proposed administrative settlement agreement to resolve certain violations of the U.S. environmental laws allegedly committed by Morgan Stanley during 2005. These alleged violations include: distribution of approximately 2.7 million gallons of reformulated gasoline that failed to comply with maximum benzene content limitations; failure to report volume and property information for each batch of gasoline blendstock imported and reformulated gasoline produced; failure to conduct an annual attest engagement; and failure to provide product transfer documents for each transfer of reformulated gasoline and each batch of previously certified gasoline. The EPA has proposed a civil penalty of $599,000 to resolve these matters. Morgan Stanley believes that the proposed penalty fails to adequately take into consideration certain mitigating factors and other information, and is continuing to communicate with the EPA regarding the resolution of this matter.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended November 30, 2008.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Morgan Stanley’s common stock trades on the NYSE under the symbol “MS.” As of January 23, 2009, Morgan Stanley had approximately 94,565 holders of record; however, Morgan Stanley believes the number of beneficial owners of common stock exceeds this number.

The table below sets forth, for each of the last eight fiscal quarters, the low and high sales prices per share of Morgan Stanley’s common stock as reported by Bloomberg Financial Markets and the amount of any cash dividends declared per share of Morgan Stanley’s common stock.

	Low Sale Price	High Sale Price	Dividends(A)
Fiscal 2008:
Fourth Quarter	$6.71	$44.50	$0.27
Third Quarter	$29.60	$46.58	$0.27
Second Quarter	$33.56	$51.80	$0.27
First Quarter	$40.76	$55.39	$0.27
Fiscal 2007:
Fourth Quarter	$47.56	$69.87	$0.27
Third Quarter(B)	$54.90	$90.95	$0.27
Second Quarter	$70.30	$87.44	$0.27
First Quarter	$73.04	$84.66	$0.27

(A)	As a result of its participation in the CPP, Morgan Stanley is subject to restrictions limiting its ability to pay dividends on its common stock. For a description of these restrictions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Capital Management Policies” herein.
(B)	On June 30, 2007, Morgan Stanley completed the spin-off of Discover Financial Services (the “Discover Spin-off”). Prior to the Discover Spin-off, the Low Sale Price and the High Sale Price for the Third Quarter were $82.73 and $90.95, respectively.

The table below sets forth the information with respect to purchases made by or on behalf of Morgan Stanley of its common stock during the fourth quarter of our fiscal year ended November 30, 2008.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (September 1, 2008—September 30, 2008)
Share Repurchase Program(A)	24,325,126	$20.01	24,325,126	$1,785
Employee Transactions(B)	23,814,798	$43.03	N/A	N/A
Month #2 (October 1, 2008—October 31, 2008)
Share Repurchase Program(A)(D)	14,873,030	$15.09	14,873,030	$1,560
Employee Transactions(B)	107,807	$36.13	N/A	N/A
Month #3 (November 1, 2008—November 30, 2008)
Share Repurchase Program(A)	—	$—	—	$1,560
Employee Transactions(B)	103,935	$14.44	N/A	N/A
Total
Share Repurchase Program(A)	39,198,156	$18.14	39,198,156	$1,560
Employee Transactions(B)	24,026,540	$42.88	N/A	N/A

(A)	On December 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $6 billion of its outstanding stock under a new share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date.
(B)	Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee stock compensation plans) who exercised options; (2) restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; and (3) shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units. Morgan Stanley’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be valued using the fair market value of Morgan Stanley common stock on the date the relevant transaction occurs, using a valuation methodology established by Morgan Stanley.
(C)	Share purchases under publicly announced programs are made pursuant to capital management purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate. In addition, share purchases under such programs are in compliance with CPP restrictions. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Capital Management Policies” in Part II, Item 7 herein.
(D)	Share purchases made during the month of October were made prior to the equity investment by the U.S. Treasury under its CPP (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Capital Management Policies”) in Part II, Item 7 herein.

***

Stock performance graph.    The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Stock Index (“S&P 500”) and the S&P 500 Diversified Financials Index (“S5DIVF”) for our last five fiscal years. The graph assumes a $100 investment at the closing price on November 28, 2003 and reinvestment of dividends on the respective dividend payment dates without commissions. Historical prices are adjusted to reflect the Discover Spin-off. This graph does not forecast future performance of our common stock.

	MS	S&P 500	S5DIVF
11/28/03	$100.00	$100.00	$100.00
11/30/04	$93.57	$112.84	$106.68
11/30/05	$105.39	$122.36	$122.57
11/30/06	$145.59	$139.76	$146.20
11/30/07	$123.20	$150.54	$133.10
11/28/08	$35.63	$93.22	$54.21

Item 6.	Selected Financial Data.

MORGAN STANLEY

SELECTED FINANCIAL DATA

(dollars in millions, except share and per share data)

	Fiscal Year(1)
	2008	2007	2006	2005	2004
Income Statement Data:
Revenues:
Investment banking	$4,092	$6,368	$4,755	$3,843	$3,341
Principal transactions:
Trading	5,452	3,206	11,805	7,377	5,512
Investments	(4,192)	3,262	1,807	1,128	721
Commissions	4,463	4,682	3,770	3,331	3,235
Asset management, distribution and administration fees	5,660	6,519	5,238	4,915	4,436
Other	6,062	1,161	545	185	4

Total non-interest revenues	21,537	25,198	27,920	20,779	17,249

Interest and dividends	40,725	60,083	42,776	25,987	16,719
Interest expense	37,523	57,302	40,897	23,552	13,977

Net interest	3,202	2,781	1,879	2,435	2,742

Net revenues	24,739	27,979	29,799	23,214	19,991

Non-interest expenses:
Compensation and benefits	12,306	16,552	13,986	10,749	9,320
Other	10,146	8,033	6,749	6,711	5,482
September 11th related insurance recoveries, net	—	—	—	(251)	—

Total non-interest expenses	22,452	24,585	20,735	17,209	14,802

Income from continuing operations before income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change, net	2,287	3,394	9,064	6,005	5,189
Provision for income taxes	480	831	2,729	1,473	1,384
Dividends on preferred securities subject to mandatory redemption	—	—	—	—	45

Income from continuing operations before cumulative effect of accounting change, net	1,807	2,563	6,335	4,532	3,760

Discontinued operations:
Net (loss) gain from discontinued operations	(100)	1,024	1,666	559	1,129
Provision for income taxes	—	378	529	201	403

Net (loss) gain on discontinued operations	(100)	646	1,137	358	726
Cumulative effect of accounting change, net	—	—	—	49	—

Net income	$1,707	$3,209	$7,472	$4,939	$4,486

Earnings applicable to common shareholders(2)	$1,588	$3,141	$7,453	$4,939	$4,486

	Fiscal Year(1)
	2008	2007	2006	2005	2004
Per Share Data:
Earnings per basic common share:
Income from continuing operations	$1.64	$2.49	$6.25	$4.32	$3.48
(Loss) gain on discontinued operations	(0.10)	0.64	1.13	0.33	0.67
Cumulative effect of accounting change, net	—	—	—	0.05	—

Earnings per basic common share	$1.54	$3.13	$7.38	$4.70	$4.15

Earnings per diluted common share:
Income from continuing operations	$1.54	$2.37	$5.99	$4.19	$3.40
(Loss) gain on discontinued operations	(0.09)	0.61	1.08	0.33	0.66
Cumulative effect of accounting change, net	—	—	—	0.05	—

Earnings per diluted common share	$1.45	$2.98	$7.07	$4.57	$4.06

Book value per common share	$30.24	$28.56	$32.67	$27.59	$25.95
Dividends per common share	$1.08	$1.08	$1.08	$1.08	$1.00
Balance Sheet and Other Operating Data:
Total assets	$658,812	$1,045,409	$1,121,192	$898,835	$747,578
Consumer loans, net	—	—	22,915	21,966	19,166
Total capital(3)	192,297	191,085	162,134	125,891	110,793
Long-term borrowings(3)	141,466	159,816	126,770	96,709	82,587
Shareholders’ equity	50,831	31,269	35,364	29,182	28,206
Return on average common shareholders’ equity	4.9%	8.9%	23.5%	17.3%	16.8%
Average common and equivalent shares(2)	1,028,180,275	1,001,878,651	1,010,254,255	1,049,896,047	1,080,121,708

(1)	Certain prior-period information has been reclassified to conform to the current year’s presentation.
(2)	Amounts shown are used to calculate earnings per basic common share.
(3)	These amounts exclude the current portion of long-term borrowings and include junior subordinated debt issued to capital trusts and include capital units as of November 30, 2006, November 30, 2005 and November 30, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction.

Morgan Stanley (the “Company”) is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Global Wealth Management Group and Asset Management. The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. A summary of the activities of each of the business segments is as follows.

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

The Company’s results of operations for the 12 months ended November 30, 2008 (“fiscal 2008”), November 30, 2007 (“fiscal 2007”) and November 30, 2006 (“fiscal 2006”) are discussed below.

Financial Holding Company.

On September 21, 2008, the Company obtained approval from the Board of Governors of the Federal Reserve System (the “Fed”) to become a bank holding company upon the conversion of its wholly owned indirect subsidiary, Morgan Stanley Bank (Utah), from a Utah industrial bank to a national bank. On September 23, 2008, the Office of the Comptroller of the Currency (the “OCC”) authorized Morgan Stanley Bank to commence business as a national bank, operating as Morgan Stanley Bank, N.A. Concurrent with this conversion, the Company became a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). For more information about the Company’s transition into a financial holding company, see “Supervision and Regulation—Financial Holding Company” in Part I, Item 1 herein.

Change in Fiscal Year End.

On December 16, 2008, the Board of Directors of the Company approved a change in the Company’s fiscal year end from November 30 to December 31 of each year. This change to the calendar year reporting cycle began January 1, 2009. As a result of the change, the Company will have a December 2008 fiscal month transition period, the results of which will be separately reported in the Company’s Quarterly Report on Form 10-Q for the calendar quarter ending March 31, 2009 and in the Company’s Annual Report on Form 10-K for the calendar year ending December 31, 2009.

Recent Business Developments.

Morgan Stanley Smith Barney Joint Venture.    On January 13, 2009, the Company and Citigroup Inc. (“Citi”) announced they had reached a definitive agreement to combine the Company’s Global Wealth Management Group and Citi’s Smith Barney in the U.S., Quilter in the U.K., and Smith Barney Australia into a new joint venture to be called Morgan Stanley Smith Barney. The Company will own 51%, and Citi will own 49% of the joint venture, after the contribution of the respective businesses to the joint venture and the Company’s payment of $2.7 billion to Citi. The Company will appoint four directors to the joint venture’s board and Citi will appoint two directors. After year three, the Company and Citi will have various purchase and sales rights for the joint venture. The transaction is expected to close in the third quarter of 2009 and is subject to regulatory approvals and other customary closing conditions.

Discontinued Operations.

On June 30, 2007, the Company completed the spin-off (the “Discover Spin-off”) of its business segment Discover Financial Services (“DFS”) to its shareholders. The results of DFS are reported as discontinued operations for all periods presented through the date of the Discover Spin-off. Fiscal 2008 included costs related to a legal settlement between DFS, VISA and MasterCard. The results of Quilter Holdings Ltd., Global Wealth Management Group’s former mass affluent business in the U.K., are also reported as discontinued operations for all periods presented through its sale on February 28, 2007. The results of the Company’s former aircraft leasing business are also reported as discontinued operations through March 24, 2006, the date of sale. See Note 19 to the consolidated financial statements.

Executive Summary.

Financial Information.

	Fiscal Year
	2008	2007	2006
Net revenues (dollars in millions):
Institutional Securities	$16,622	$16,102	$21,070
Global Wealth Management Group	7,019	6,625	5,512
Asset Management	1,292	5,493	3,453
Intersegment Eliminations	(194)	(241)	(236)

Consolidated net revenues	$24,739	$27,979	$29,799

Income (loss) before income taxes (dollars in millions)(1):
Institutional Securities	$2,925	$770	$7,682
Global Wealth Management Group	1,154	1,155	508
Asset Management	(1,807)	1,467	851
Intersegment Eliminations	15	2	23

Consolidated income (loss) before income taxes	$2,287	$3,394	$9,064

Consolidated net income (dollars in millions)	$1,707	$3,209	$7,472

Earnings applicable to common shareholders (dollars in millions)(2)	$1,588	$3,141	$7,453

Earnings per basic common share:
Income from continuing operations	$1.64	$2.49	$6.25
(Loss) gain on discontinued operations	(0.10)	0.64	1.13

Earnings per basic common share	$1.54	$3.13	$7.38

Earnings per diluted common share:
Income from continuing operations	$1.54	$2.37	$5.99
(Loss) gain on discontinued operations	(0.09)	0.61	1.08

Earnings per diluted common share	$1.45	$2.98	$7.07

Regional net revenues (dollars in millions)(3):
Americas	$13,317	$12,026	$18,577
Europe, Middle East and Africa	8,971	10,085	7,948
Asia	2,451	5,868	3,274

Consolidated net revenues	$24,739	$27,979	$29,799

Statistical Data.

Book value per common share(4)	$30.24	$28.56	$32.67

Average common equity (dollars in billions)(5):
Institutional Securities	$23.3	$23.9	$18.0
Global Wealth Management Group	1.5	1.7	3.0
Asset Management	3.9	3.5	2.4
Unallocated capital	4.9	2.9	3.1

Total from continuing operations	33.6	32.0	26.5
Discontinued operations	—	3.2	5.2

Consolidated average common equity	$33.6	$35.2	$31.7

	Fiscal Year
Statistical Data (Continued).	2008	2007	2006
Return on average common equity(5):
Consolidated	5%	9%	23%
Institutional Securities	9%	4%	30%
Global Wealth Management Group	48%	41%	11%
Asset Management	N/M	26%	21%

Effective income tax rate from continuing operations	21.0%	24.5%	30.1%

Worldwide employees (excluding 13,186 DFS employees in 2006)	46,964	48,746	43,124

Average liquidity (dollars in billions)(6):
Parent company liquidity	$69	$49	$36
Bank and other subsidiary liquidity	69	36	8

Total liquidity	$138	$85	$44

Capital ratios at November 30, 2008(7):
Total capital ratio	26.8%
Tier 1 capital ratio	17.9%
Tier 1 leverage ratio	6.6%

Consolidated assets under management or supervision by asset class (dollars in billions):
Equity(8)	$186	$355	$307
Fixed income(8)	197	235	200
Alternatives(9)	48	67	41
Private equity	4	4	2
Infrastructure	4	2	—
Real estate	34	36	18

Subtotal	473	699	568
Unit trusts	9	15	14
Other(8)	39	61	63

Total assets under management or supervision(10)	521	775	645
Share of minority interest assets(11)	6	7	4

Total	$527	$782	$649

Institutional Securities:
Mergers and acquisitions completed transactions (dollars in billions)(12):
Global market volume	$597.2	$1,330.1	$733.5
Market share	23.5%	34.9%	25.5%
Rank	5	1	4
Mergers and acquisitions announced transactions (dollars in billions)(12):
Global market volume	$558.3	$1,141.3	$984.7
Market share	20.5%	29.4%	29.3%
Rank	5	2	2
Global equity and equity-related issues (dollars in billions)(12):
Global market volume	$51.0	$64.7	$57.2
Market share	9.4%	7.4%	8.0%
Rank	3	5	4
Global debt issues (dollars in billions)(12):
Global market volume	$182.9	$381.2	$410.1
Market share	4.3%	5.6%	5.8%
Rank	9	7	7
Global initial public offerings (dollars in billions)(12):
Global market volume	$5.0	$24.0	$22.6
Market share	5.9%	7.8%	8.4%
Rank	6	3	2
Pre-tax profit margin(13)	18%	5%	37%

	Fiscal Year
Statistical Data (Continued).	2008	2007	2006
Global Wealth Management Group:
Global representatives	8,426	8,429	7,944
Annualized net revenue per global representative (dollars in thousands)(14)	$746	$811	$651
Client assets by segment (dollars in billions):
$10 million or more	$152	$247	$199
$1 million to $10 million	197	275	243

Subtotal $1 million or more	349	522	442
$100,000 to $1 million	151	179	177
Less than $100,000	22	23	27

Client assets excluding corporate and other accounts	522	724	646
Corporate and other accounts	24	34	30

Total client assets	$546	$758	$676

Fee-based assets as a percentage of total client assets(15)	25%	27%	29%
Client assets per global representative (dollars in millions)(16)	$65	$90	$85
Bank deposits (dollars in billions)(17)	$36.4	$26.2	$13.3
Pre-tax profit margin(13)	16%	17%	9%
Asset Management:
Assets under management or supervision (dollars in billions)(18)	$399	$597	$496
Percent of fund assets in top half of Lipper rankings(19)	39%	49%	40%
Pre-tax profit margin(13)	N/M	27%	25%

N/M—Not Meaningful

(1)	Amounts represent income (loss) from continuing operations before income taxes and cumulative effect of accounting change, net.
(2)	Earnings applicable to common shareholders are used to calculate earnings per share information. Fiscal 2008 includes a preferred stock dividend of $97 million as well as $15 million for the amortization of discount on the issuance of Series D Preferred Stock and an allocation of $7 million of earnings to the Equity Units. See Notes 11 and 12 to the consolidated financial statements for more information. Fiscal 2007 and fiscal 2006 include a preferred stock dividend of $68 million and $19 million, respectively.
(3)	Regional net revenues reflect the regional view of the Company’s consolidated net revenues, on a managed basis, based on the following methodology:
Institutional Securities: advisory and equity underwriting—client location; debt underwriting—revenue recording location; sales and trading—trading desk location. Global Wealth Management Group: global representative location. Asset Management: client location, except for the merchant banking business, which is based on asset location.
(4)	Book value per common share equals common shareholders’ equity of $31,676 million at November 30, 2008, $30,169 million at November 30, 2007 and $34,264 million at November 30, 2006, divided by common shares outstanding of 1,048 million at November 30, 2008, 1,056 million at November 30, 2007 and 1,049 million at November 30, 2006.
(5)	The computation of average common equity for each business segment is based upon an economic capital framework that estimates the amount of equity capital required to support the businesses over a wide range of market environments while simultaneously satisfying regulatory, rating agency and investor requirements. The economic capital framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. The effective tax rates used in the computation of segment return on average common equity were determined on a separate entity basis.
(6)	For a discussion of average liquidity, see “Liquidity and Capital Resources—Liquidity and Funding Management Policies—Liquidity Reserves” herein.
(7)	For a discussion of capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
(8)	Equity and fixed income amounts include assets under management or supervision associated with the Asset Management and Global Wealth Management Group business segments. Other amounts include assets under management or supervision associated with the Global Wealth Management Group business segment.
(9)	Amounts reported for Alternatives reflect the Company’s invested equity in those funds and include a range of alternative investment products such as hedge funds, funds of hedge funds and funds of private equity funds.
(10)	Revenues and expenses associated with these assets are included in the Company’s Asset Management and Global Wealth Management Group business segments.
(11)	Amounts represent Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.
(12)	Source: Thomson Reuters, data as of January 5, 2009—The data for fiscal 2008, fiscal 2007 and fiscal 2006 are for the periods from January 1 to December 31, 2008, January 1 to December 31, 2007 and January 1 to December 31, 2006, respectively, as the industry standard is to view these data on a calendar-year basis.
(13)	Percentages represent income from continuing operations before income taxes as a percentage of net revenues.
(14)	Annualized net revenue per global representative amounts equal Global Wealth Management Group’s net revenues (excluding the sale of MSWM S.V., S.A.U.) divided by the quarterly average global representative headcount for the periods presented.
(15)	The decline in fee-based assets as a percentage of total client assets largely reflected the termination on October 1, 2007 of the Company’s fee-based (fee in lieu of commission) brokerage program pursuant to a court decision vacating a Securities and Exchange Commission (“SEC”) rule that permitted fee-based brokerage. Client assets that were in the fee-based program primarily moved to commission-based brokerage accounts, or at the election of some clients, into other fee-based advisory programs, including Morgan Stanley Advisory, a nondiscretionary account launched in August 2007.
(16)	Client assets per global representative equal total period-end client assets divided by period-end global representative headcount.
(17)	Bank deposits are held at certain of the Company’s Federal Deposit Insurance Corporation (the “FDIC”) insured depository institutions for the benefit of retail clients through their accounts.
(18)	Amounts include Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.
(19)	Source: Lipper, one-year performance excluding money market funds as of November 30, 2008, November 30, 2007 and November 30, 2006, respectively.

Global Market and Economic Conditions in Fiscal 2008.

During fiscal 2008, a severe downturn in the economy led to price declines and a period of unprecedented volatility across various asset classes. Losses that had previously been limited largely to the subprime mortgage sector during fiscal 2007 spread to residential and commercial mortgages during fiscal 2008 as property prices declined rapidly. The effect of the economic and market downturn also spread to other areas of the credit market, including investment grade and non-investment grade corporate debt, convertible securities, emerging market debt and equity, and leveraged loans. The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions. During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers.

In the U.S., credit conditions worsened considerably over the course of the year, and the U.S. entered into a recession (as announced by the National Bureau of Economic Research) and the credit crisis assumed global proportions. The landscape of the U.S. financial services industry changed dramatically, especially during the fourth quarter of fiscal 2008. Lehman Brothers Holdings Inc. (“Lehman Brothers”) declared bankruptcy, and many major U.S. financial institutions consolidated, were forced to merge or were put into conservatorship by the U.S. Federal Government, including The Bear Stearns Companies, Inc., Wachovia Corporation, WashingtonMutual, Inc., Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”). In addition, the U.S. Federal Government provided a loan to American International Group Inc. (“AIG”) in exchange for an equity interest in AIG. In September 2008, following Lehman Brothers’ bankruptcy, the Company and Goldman Sachs Group, Inc. each experienced significantly wider credit spreads on their outstanding debt and sharp declines in stock market capitalization and subsequently received approval from the Fed to become bank holding companies. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (initially introduced as the Troubled Asset Relief Program or “TARP”) was enacted. On October 14, 2008, the U.S. Department of Treasury (the “U.S. Treasury”) announced its intention to inject capital into nine large U.S. financial institutions, including the Company, under the TARP Capital Purchase Program (the “CPP”) and since has injected capital into many other financial institutions. In November 2008, the U.S. Treasury, the Federal Deposit Insurance Corporation (“FDIC”) and the Fed provided additional assistance to Citi, including an additional capital injection and a government guarantee on certain troubled assets, in exchange for preferred stock as well as other corporate governance measures.

The U.S. unemployment rate at the end of fiscal 2008 increased to 6.7% from 4.7% at the end of fiscal 2007, reaching the highest level in the last fifteen years. In the U.S., equity market indices ended the fiscal year period significantly lower. Concerns about future economic growth, the adverse developments in the credit markets, mixed views about the U.S. Federal Government’s response to the economic crisis, including the CPP, lower levels of consumer spending, a high rate of unemployment and lower corporate earnings continued to challenge the U.S. economy and the equity markets. Adverse developments in the credit markets, including failed auctions for auction rate securities (“ARS”), rising default rates on residential mortgages, extremely high implied default rates on commercial mortgages and liquidity issues underlying short-term investment products, such as structured investment vehicles and money market funds, weighed heavily as well on equity markets. Oil prices also reached record levels during fiscal 2008 before declining sharply, partly due to lower demand and weaker economic conditions.

During fiscal 2008, the Fed announced a number of initiatives aimed to provide additional liquidity and stability to the financial markets, and the Fed continues to focus its efforts on mitigating the negative economic impact related to the credit markets. The Fed announced enhancements to its programs to provide additional liquidity to the asset-backed commercial paper and money markets, and the Fed has indicated that it plans to purchase from primary dealers short-term debt obligations issued by Fannie Mae, Freddie Mac and the Federal Home Loan Banks. The Fed has established a commercial paper funding facility in order to provide additional liquidity to the short-term debt markets. The Fed continues to consult frequently with its global central bank counterparts and during fiscal 2008, a number of coordinated benchmark interest rate reductions were announced by central banks globally. The Fed lowered both the federal funds benchmark rate and the discount rate by 3.50% during fiscal 2008, and at fiscal year end the federal funds target rate was 1.00% and the discount rate was 1.25%. Also, during fiscal 2008, the Fed lowered the primary credit rate by 0.25%. In an additional effort to unlock credit markets, the Fed, the U.S. Treasury and the FDIC announced that the FDIC will temporarily guarantee certain senior unsecured debt issued by FDIC-insured institutions and their U.S. bank holding companies, subject to certain conditions. In December 2008, the Fed lowered both the federal funds benchmark rate and the discount rate by 0.75% to 0.25% and 0.50%, respectively, and rates remained at historically low levels.

In Europe, the unemployment rate rose and economic growth continued to slow during fiscal 2008 as export demand decreased, housing prices declined, consumer spending and business investment slowed, and the disruption in the global financial markets continued. In Europe, equity market indices were lower at the end of the fiscal year. Concerns about the economic outlook and difficult conditions in the credit markets continued to challenge the European economy and the equity markets. In the first three quarters of fiscal 2008, the European Central Bank (“ECB”) indicated that it remained concerned about global inflation and raised the benchmark interest rate by 0.25% to 4.25%, while the Bank of England (“BOE”) decreased the benchmark interest rate by an aggregate of 0.75% to 5.00%. In September 2008, the Lehman Brothers’ bankruptcy triggered additional credit disruptions, European governments intervened to support large financial institutions and financial services companies within Europe began to consolidate as lending conditions among European banks worsened. After September 2008, global central banks worked collaboratively to reduce interest rates. In the fourth quarter of fiscal 2008, the ECB lowered its benchmark interest rates by 1.00% to 3.25% and the BOE lowered its benchmark interest rate by 2.00% to 3.00%. In December 2008, the ECB lowered its benchmark interest rate by 0.75% to 2.50% and the BOE lowered its benchmark interest rate by 1.00% to 2.00%. In January 2009, the ECB lowered its benchmark interest rate by an additional 0.50% to 2.00%, and the BOE lowered its benchmark interest rate by an additional 0.50% to a historically low 1.50%.

In Asia, the global credit and financial crisis that began in the U.S. and spread throughout Europe adversely impacted the demand for Asian exports, in Japan as well as in emerging markets across Asia. The level of unemployment in Japan, which began the fiscal year at relatively low levels began to rise. Major Asian equity market indices ended fiscal 2008 lower. The Bank of Japan (“BOJ”) lowered the benchmark interest rate by 0.2% to 0.3% during fiscal 2008, and in December 2008, the BOJ reduced its benchmark interest rate by 0.2% to 0.1%. Economies elsewhere in Asia had slower growth, particularly in China and India, due to a lower level of exports, which more than offset domestic demand for capital projects and domestic consumption. Central banks across Asia that previously had relatively high benchmark interest rates, such as Australia, China and India, have all significantly lowered their benchmark interest rates, along with global central bank coordinated interest rate reductions.

Overview of Fiscal 2008 Financial Results.

The Company recorded net income of $1,707 million in fiscal 2008, a 47% decrease from $3,209 million in the prior year. Net revenues (total revenues less interest expense) decreased 12% to $24,739 million in fiscal 2008. Non-interest expenses decreased 9% to $22,452 million from the prior year, primarily due to lower compensation costs, partly offset by goodwill and intangible asset impairment charges. Compensation and benefits expense decreased 26%, primarily reflecting lower incentive-based compensation accruals due to lower net revenues in certain of the Company’s businesses. Diluted earnings per share were $1.45 compared with $2.98 a year ago. Diluted earnings per share from continuing operations were $1.54 compared with $2.37 last year. The return on average common equity in fiscal 2008 was 4.9% compared with 8.9% in the prior year. The return on average common equity from continuing operations for fiscal 2008 was 5.2% compared with 7.8% in fiscal 2007.

The Company’s effective income tax rate from continuing operations was 21.0% in fiscal 2008 compared with 24.5% in fiscal 2007. The decrease primarily reflected lower earnings and a change in the geographic mix of earnings, partly offset by an increase in the rate due to the goodwill impairment charges (see Note 6 to the consolidated financial statements).

Institutional Securities.    Institutional Securities recorded income from continuing operations before income taxes of $2,925 million, a 280% increase from a year ago. Net revenues increased 3% to $16,622 million. The increase in net revenues reflected record equity sales and trading results, higher fixed income sales and trading results, primarily due to lower net mortgage-related losses, gains related to the repurchase of the Company’s debt, pre-tax gains related to two secondary offerings of MSCI Inc. and the widening of credit spreads on the Company’s borrowings for which the fair value option was elected, partially offset by net losses from investments in passive limited partnership interests and lower results in investment banking. Non-interest expenses decreased 11% to $13,697 million, primarily due to lower compensation costs, partially offset by higher non-compensation expenses. Non-compensation expenses increased 24%, primarily due to a charge of approximately $694 million for the impairment of goodwill and intangible assets related to certain fixed income businesses.

Investment banking revenues decreased 34% to $3,630 million from last year due to lower revenues from advisory fees from merger, acquisition and restructuring transactions and lower revenues from underwriting transactions. Advisory fees from merger, acquisition and restructuring transactions were $1,740 million, a decrease of 32% from fiscal 2007. Underwriting revenues decreased 37% from last year to $1,890 million. The decrease in investment banking revenues reflected the unprecedented market turmoil in fiscal 2008 that significantly reduced levels of market activity.

Equity sales and trading revenues increased 10% to a record $9,968 million and reflected higher net revenues from derivative products and slightly higher results in prime brokerage. Equity sales and trading also benefited by approximately $1.6 billion from the widening of the Company’s credit spreads on certain long-term and short-term borrowings accounted for at fair value. Fiscal 2008 reflected lower revenues from principal trading strategies. Fixed income sales and trading revenues were $3,862 million in fiscal 2008 from $268 million in fiscal 2007. Fiscal 2008 results reflected lower losses in mortgage loan products, record revenues from commodities and record results in foreign exchange products, partially offset by lower net revenues from the interest rate and credit businesses, reflecting the continued dislocation in the credit markets and unfavorable positioning. In addition, fixed income sales and trading benefited by approximately $3.5 billion from the widening of the Company’s credit spreads on certain long-term and short-term borrowings that are accounted for at fair value.

In fiscal 2008, other sales and trading losses of approximately $3,133 million reflected mark-to-market losses on loans and commitments that were partly offset by gains on related hedges. Fiscal 2008 also included losses related to mortgage-related securities portfolios in the Company’s domestic subsidiary banks. In addition, other sales and trading losses included mark-to-market gains on certain swaps previously designated as hedges of a portion of the Company’s long-term debt. These swaps were no longer considered hedges once the related debt was repurchased by the Company (i.e., the swaps were “de-designated” as hedges). During the period the swaps were hedging the debt, changes in fair value of these instruments were generally offset by adjustments to the basis of the debt being hedged.

Principal transaction net investment losses aggregating $2,477 million were recognized in fiscal 2008 compared with net investment gains of $1,459 million in fiscal 2007. The losses were primarily related to net realized and unrealized losses from the Company’s investments in passive limited partnership interests associated with the Company’s real estate funds and investments that benefit certain employee deferred compensation and co-investment plans, and other principal investments.

Global Wealth Management Group.    Global Wealth Management Group recorded income from continuing operations before income taxes of $1,154 million compared with $1,155 million in fiscal 2007. Fiscal 2008 included a pre-tax gain of $687 million related to the sale of Morgan Stanley Wealth Management S.V., S.A.U. (“MSWM S.V.”), the Spanish onshore mass affluent wealth management business (see Note 20 to the consolidated financial statements). Fiscal 2008 also included a charge of $532 million associated with the ARS repurchase program and $108 million associated with subsequent writedowns of some of these securities that have been repurchased (see Note 9 to the consolidated financial statements). Net revenues were $7,019 million, a 6% increase over a year ago, primarily related to the previously mentioned sale of MSWM S.V. and higher net interest revenues from growth in the bank deposit program. The increase in net revenues was partly offset by lower revenues from asset management, distribution and administration fees and lower investment banking revenues. The decline in asset management revenues reflected a change in the classification of sub-advisory fees due to modifications of certain customer agreements, the discontinuance of the Company’s fee-based (fee in lieu of commission) brokerage program in the fourth quarter of fiscal 2007 pursuant to a court decision vacating an SEC rule that permitted fee-based brokerage and asset depreciation. Client assets in fee-based accounts decreased 32% from a year ago to $136 billion and decreased as a percentage of total client assets to 25% from last year’s 27%. In addition, total client assets decreased to $546 billion, down 28% from the prior fiscal year-end, primarily due to asset depreciation.

Total non-interest expenses were $5,865 million, a 7% increase from a year ago. Compensation and benefits expense remained flat in fiscal 2008, as severance-related expenses of $41 million and investment in the business were offset by lower incentive-based compensation accruals. Non-compensation costs increased 25%, primarily due to the charge of $532 million for the ARS. In addition, fiscal 2007 included an insurance reimbursement related to a litigation matter. The increase in non-compensation costs was partly offset by a change in the classification of sub-advisory fees due to modifications of certain customer agreements. As of November 30, 2008, the number of global representatives was 8,426.

Asset Management.    Asset Management recorded losses before income taxes of $1,807 million in fiscal 2008 compared with income before income taxes of $1,467 million in fiscal 2007. Net revenues of $1,292 million decreased 76% from the prior year. The decrease in fiscal 2008 primarily reflected principal transaction net investment losses of $1,661 million compared with gains of $1,774 million a year ago. The losses in fiscal 2008 were primarily related to net investment losses associated with the Company’s merchant banking business, which includes the real estate, private equity and infrastructure businesses, and losses associated with certain investments for the benefit of the Company’s employee deferred compensation and co-investment plans. The decrease in fiscal 2008 was also due to lower asset management, distribution and administration fees, primarily due to lower performance fees from alternative investment products, lower distribution fees, and lower fund management and administration fees reflecting a decrease in average assets under management. Assets under management or supervision within Asset Management of $399 billion were down $198 billion, or 33%, from last year, primarily reflecting decreases in equity and fixed income products resulting from market depreciation and net outflows. Non-interest expenses decreased 23% from the prior year to $3,099 million. Compensation and benefits expense decreased primarily due to lower net revenues and losses associated with principal investments for the benefit of the Company’s employee deferred compensation and co-investment plans. The decrease in compensation expense in fiscal 2008 was partially offset by severance-related expenses of $97 million. The decrease in non-interest expenses was partly offset by an impairment charge of $243 million related to Crescent Real Estate Equities Limited Partnership (“Crescent”).

Strategic Initiatives.

The Company has launched several strategic initiatives to further improve its position in the rapidly changing market environment, including:

•	Targeting capital to businesses where the Company believes it will have better risk-adjusted returns, including flow trading, equity derivatives, foreign exchange, interest rates and commodities;

•

Engaging in a reduction of balance sheet intensive businesses within the Institutional Securities business segment, including a resizing of prime brokerage and the exit from select proprietary trading strategies;

•	Targeting an additional $2 billion in cost savings, including the annualized effect of the previously announced headcount reductions and additional non-compensation expense savings in 2009;

•

Developing a global alliance with Mitsubishi UFJ Financial Group, Inc. (“MUFG”), Japan’s largest banking group, and pursuing initiatives in corporate and investment banking, retail banking and lending activities;

•	Launching a Retail Banking business to build bank deposits leveraging the Company’s existing retail banking capabilities and financial holding company structure; and

•	Forming the largest wealth management business firm with Citi, as measured by financial advisors, through a joint venture (see “Recent Business Developments” herein).

Certain Factors Affecting Results of Operations.

The Company’s results of operations may be materially affected by market fluctuations and by economic factors. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global nature, including political and economic conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income and credit markets, including corporate and mortgage (commercial and residential) lending; the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor sentiment and confidence in the financial markets; the Company’s reputation; the actions and initiatives of current and potential competitors; and the impact of current, pending and future legislation, regulation, and technological changes in the U.S. and worldwide. Such factors also may have an impact on the Company’s ability to achieve its strategic objectives on a global basis. For a further discussion of these and other important factors that could affect the Company’s business, see “Competition” and “Supervision and Regulation” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A.

The following items significantly affected the Company’s results in fiscal 2008 and fiscal 2007.

Corporate Lending.    The results for fiscal 2008 included net losses of approximately $3.3 billion (consisting of negative mark-to-market valuations and losses of approximately $6.3 billion net of gains on related hedges of approximately $3.0 billion) associated with loans and lending commitments largely related to “event-driven” lending to non-investment grade companies. These losses were primarily related to the illiquid market conditions that existed during the year.

The results for fiscal 2007 included losses of approximately $700 million, primarily recorded in the third quarter of fiscal 2007 that reflected mark-to-market valuations associated with loans and lending commitments largely related to “event-driven” lending to non-investment grade companies. The losses included markdowns of leveraged lending commitments associated with “event-driven” lending transactions that were accepted by the borrower but not yet closed. These losses were primarily related to the illiquid market conditions that existed during the second half of fiscal 2007.

Mortgage-Related Trading Losses.    In fiscal 2008, the Company recorded mortgage-related losses of approximately $1.7 billion. The $1.7 billion included losses on non-subprime residential mortgages of approximately $2.6 billion, partially offset by gains on commercial mortgage-backed securities and commercial whole loan positions of approximately $800 million and gains of approximately $100 million on U.S. subprime mortgage proprietary trading exposures. See “Other Matters—Real Estate-Related Positions” herein for information relating to the Company’s mortgage-related trading exposures.

In the fourth quarter of fiscal 2007, the Company recorded $9.0 billion of mortgage-related writedowns resulting from an unfavorable subprime mortgage-related trading strategy and the deterioration and lack of market liquidity for subprime and other mortgage-related instruments. The writedowns included $7.8 billion related to U.S. subprime trading positions, principally super senior derivative positions in collateralized debt obligations (“CDOs”). These derivative positions were entered into primarily by the Company’s mortgage proprietary trading group. As the credit markets in general, and the mortgage markets in particular, declined dramatically in the fourth quarter, increases in the implied cumulative losses in the subprime mortgage market, coupled with the illiquid nature of the Company’s trading positions, led to a significant deterioration in value in its subprime-related trading positions. The writedowns in fiscal 2007 also included $1.2 billion related to commercial mortgage-backed securities (“CMBS”), Alt-A mortgages (a categorization that falls between prime and subprime due to certain loan characteristics) and other loans, conduit and non-performing loans and European non-conforming loans.

Subsidiary Banks.    The Company recorded losses of approximately $900 million in fiscal 2008 related to mortgage-related securities portfolios of Morgan Stanley Bank, N.A. and Morgan Stanley Trust (collectively, the

“Subsidiary Banks”). See “Other Matters—Real Estate-Related Positions—Subsidiary Banks” herein for further information on these securities portfolios.

Prior to the fourth quarter of fiscal 2007, the securities in the Subsidiary Banks’ portfolios were classified as securities available for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In the fourth quarter of fiscal 2007, the Company determined that it no longer intended to hold these securities until the fair value of the securities recovered to a level that exceeded their initial cost. Accordingly, the Company recorded an other-than-temporary impairment charge of $437 million in Principal transactions-trading revenues in the consolidated statement of income on its portfolio of securities available for sale in the fourth quarter of fiscal 2007 and reclassified the portfolios to Financial instruments owned in the consolidated statement of financial condition effective November 30, 2007.

Auction Rate Securities.    Under the terms of various agreements entered into with government agencies and the terms of the Company’s announced offer to repurchase, the Company agreed to repurchase at par certain ARS held by retail clients that were purchased through the Company. In addition, the Company agreed to reimburse retail clients who have sold certain ARS purchased through the Company at a loss. Fiscal 2008 reflected charges of $532 million for the ARS repurchase program and writedowns of $108 million associated with ARS held in inventory (see Note 9 to the consolidated financial statements).

Monoline Insurers.    Monoline insurers (“Monolines”) provide credit enhancement to capital markets transactions. Fiscal 2008 included losses of $1.7 billion related to monoline exposures. The current credit environment severely affected the capacity of such financial guarantors. The Company’s direct exposure to Monolines is limited to bonds that are insured by Monolines and to derivative contracts with a Monoline as counterparty. The Company’s exposure to Monolines at November 30, 2008 consisted primarily of asset-backed securities (“ABS”) bonds of approximately $700 million in the Subsidiary Banks’ portfolio that are collateralized primarily by first and second lien subprime mortgages enhanced by financial guarantees, $3.1 billion in insured municipal bond securities and approximately $500 million in net counterparty exposure (gross exposure of approximately $8.0 billion net of cumulative credit valuation adjustments of approximately $3.8 billion and net of hedges). The Company’s exposure to Monolines at November 30, 2007 consisted primarily of ABS bonds of $1.5 billion in the Subsidiary Banks’ portfolio, $1.3 billion in insured municipal bond securities and $800 million in net counterparty exposure. The Company’s hedging program for Monoline risk includes the use of both CDSs and transactions that effectively mitigate certain market risk components of existing underlying transactions with the Monolines. The increase in the Company’s exposure to Monolines from November 30, 2007 was primarily due to the ARS repurchase program as previously mentioned, as many ARS are insured by Monolines.

Structured Investment Vehicles.    The Company recognized losses of $470 million in fiscal 2008 compared with $129 million in fiscal 2007 related to securities issued by structured investment vehicles (“SIVs”) included in the Company’s consolidated statements of financial condition (see “Asset Management” herein).

Real Estate Holdings and Real Estate Investor Funds.    Principal transaction net investment revenues in fiscal 2008 included losses related to real estate holdings and investor funds. Approximately $1.2 billion and $0.9 billion of these losses were recognized in the Institutional Securities and Asset Management business segments, respectively. Losses in the Institutional Securities business segment were related to net realized and unrealized losses from the Company’s investments in passive limited partnership interests associated with the Company’s real estate funds. Losses in the Asset Management business segment included writedowns on its investment in Crescent of approximately $250 million prior to the Company consolidating its assets and liabilities in fiscal 2008. These writedowns are reflected in Principal transactions—investments in the consolidated statement of income.

Also, in the fourth quarter of fiscal 2008, the Company recorded an impairment charge of $243 million related to Crescent, which is reflected in Other expenses in the consolidated statement of income. See “Other Matters—Real Estate-Related Positions” herein for further information.

Goodwill and Intangibles.    Fiscal 2008 included impairment charges related to goodwill and intangible assets of $725 million (see Note 6 to the consolidated financial statements). Given the future uncertainty in the performance of financial market and economic conditions, the Company will perform an interim impairment test as necessary in 2009, which could result in additional impairment charges.

Morgan Stanley Debt.    Net revenues benefited by approximately $5.6 billion and $840 million in fiscal 2008 and fiscal 2007, respectively, from the widening of the Company’s credit spreads on certain long-term and short-term borrowings, including structured notes and junior subordinated debentures, that are accounted for at fair value.

In addition, in the fourth quarter of fiscal 2008, the Company recorded gains of approximately $2.3 billion from repurchasing its debt in the open market and mark-to-market gains of approximately $1.4 billion on certain swaps previously designated as hedges of a portion of the Company’s long-term debt. These swaps were no longer considered hedges once the related debt was repurchased by the Company (i.e., the swaps were “de-designated” as hedges). During the period the swaps were hedging the debt, changes in fair value of these instruments were generally offset by adjustments to the basis of the debt being hedged.

Sales of Subsidiaries and Other Items.    Results for fiscal 2008 included a pre-tax gain of $1.5 billion related to the secondary offerings of MSCI Inc. and a pre-tax gain of $687 million related to the sale of MSWM S.V. (see Note 20 to the consolidated financial statements).

Results for fiscal 2007 included a gain of $168 million ($109 million after-tax) in discontinued operations related to the sale of Quilter Holdings Ltd. on February 28, 2007 (see Note 19 to the consolidated financial statements) and the $360 million reversal of the Coleman (Parent) Holdings Inc. (“Coleman”) litigation reserve.

Capital-Related Transactions.

During fiscal 2008, the Company entered into several capital-related transactions that increased shareholders’ equity and long-term borrowings by approximately $24.6 billion. Such transactions included the sale of equity units (the “Equity Units”) to a wholly owned subsidiary of the China Investment Corporation Ltd. (“CIC”) for approximately $5.6 billion and the issuance to MUFG of shares of Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock and shares of Series C Non-Cumulative Non-Voting Perpetual Preferred Stock for a total of $9 billion. In addition, the Company, as part of the CPP, issued to the U.S. Treasury 10,000,000 shares of Series D Fixed Rate Cumulative Perpetual Preferred Stock and Warrants to purchase 65,245,759 shares of common stock for a purchase price of $10 billion.

See Note 11 to the consolidated financial statements for further discussion of these capital-related transactions.

Business Segments.

Substantially all of the Company’s operating revenues and operating expenses can be directly attributed to its business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective revenues or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by the Asset Management business segment to the Global Wealth Management Group business segment associated with sales of certain products and the related compensation costs paid to the Global Wealth Management Group business segment’s global representatives. Income from continuing operations before income taxes recorded in Intersegment Eliminations was $15 million, $2 million and $23 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Included in the results of Intersegment Eliminations for fiscal 2007 is a $25 million advisory fee related to the Discover Spin-off that was eliminated in consolidation. In addition, the results in the Institutional Securities business segment for fiscal 2006 included a $30 million advisory fee related to the Company’s sale of its former aircraft leasing business that was eliminated in consolidation.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(dollars in millions)
Revenues:
Investment banking	$3,630	$5,538	$4,228
Principal transactions:
Trading	5,194	2,740	11,326
Investments	(2,477)	1,459	1,081
Commissions	3,100	3,262	2,606
Asset management, distribution and administration fees	142	103	73
Other	4,630	936	404

Total non-interest revenues	14,219	14,038	19,718

Interest and dividends	39,359	59,131	42,106
Interest expense	36,956	57,067	40,754

Net interest	2,403	2,064	1,352

Net revenues	16,622	16,102	21,070

Total non-interest expenses	13,697	15,332	13,388

Income before income taxes	2,925	770	7,682
Provision for (benefit from) income taxes	724	(170)	2,213

Net income	$2,201	$940	$5,469

Investment Banking.    Investment banking revenues are comprised of fees from advisory services and revenues from the underwriting of securities offerings and syndication of loans. Investment banking revenues were as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(dollars in millions)
Advisory fees from merger, acquisition and restructuring transactions	$1,740	$2,541	$1,753
Equity underwriting revenues	1,045	1,570	1,059
Fixed income underwriting revenues	845	1,427	1,416

Total investment banking revenues	$3,630	$5,538	$4,228

Investment banking revenues decreased 34% in fiscal 2008, reflecting the unprecedented market turmoil in fiscal 2008 that significantly reduced levels of market activity. This contrasts to fiscal 2007, when investment banking revenues increased 31% from fiscal 2006 and reached record levels, reflecting a more favorable market environment with higher levels of advisory and capital raising activity.

In fiscal 2008, advisory fees from merger, acquisition and restructuring transactions were $1,740 million, a decrease of 32% from fiscal 2007. Advisory fees in fiscal 2008 reflected lower levels of activity due to the challenging market environment. In fiscal 2007, advisory fees from merger, acquisition and restructuring transactions increased 45% to a record $2,541 million, primarily reflecting a strong volume of transaction activity.

Equity underwriting revenues decreased 33% to $1,045 million in fiscal 2008, reflecting significantly lower levels of market activity, particularly for initial public offerings. Equity underwriting revenues increased 48% to a record $1,570 million in fiscal 2007, reflecting higher global industry-wide equity and equity-related activity.

Fixed income underwriting revenues decreased 41% to $845 million in fiscal 2008 and increased 1% to $1,427 million in fiscal 2007. Fiscal 2008 revenues were impacted by significantly lower levels of market activity across most products, particularly loan syndications and securitized products. The 1% increase in fiscal 2007 was primarily due to strong revenues from underwriting investment grade corporate products, which was partially offset by declines in other debt products, primarily non-investment grade.

At the end of fiscal 2008, the backlog for investment banking transactions was lower across most products as compared with the end of fiscal 2007, reflecting difficult market conditions. The backlog of merger, acquisition and restructuring transactions and equity and fixed income underwriting transactions is subject to the risk that transactions may not be completed due to challenging or unforeseen economic and market conditions, adverse developments regarding one of the parties to the transaction, a failure to obtain required regulatory approval or a decision on the part of the parties involved not to pursue a transaction.

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

The components of the Company’s sales and trading revenues are described below:

Principal Transactions–Trading.    Principal transaction trading revenues include revenues from customers’ purchases and sales of financial instruments in which the Company acts as principal and gains and losses on the Company’s positions, as well as proprietary trading activities for its own account.

Commissions.    Commission revenues primarily arise from agency transactions in listed and over-the-counter (“OTC”) equity securities and options.

Net Interest.    Interest and dividend revenues and interest expense are a function of the level and mix of total assets and liabilities, including financial instruments owned and financial instruments sold, not yet purchased, reverse repurchase and repurchase agreements, trading strategies, customer activity in the Company’s prime brokerage business, and the prevailing level, term structure and volatility of interest rates. Certain reverse repurchase and repurchase agreements and securities borrowed and securities loaned transactions may be entered into with different customers using the same underlying securities, thereby generating a spread between the interest revenue on the reverse repurchase agreements or securities borrowed transactions and the interest expense on the repurchase agreements or securities loaned transactions.

Total sales and trading revenues increased 33% and decreased 47% in fiscal 2008 and fiscal 2007, respectively. The increase in fiscal 2008 reflected higher equity and fixed income sales and trading revenues, partially offset by higher losses in other sales and trading revenue.

Sales and trading revenues can also be analyzed as follows:

	Fiscal 2008(1)	Fiscal 2007(1)	Fiscal 2006(1)
	(dollars in millions)
Equity	$9,968	$9,040	$6,549
Fixed income	3,862	268	9,023
Other	(3,133)	(1,242)	(288)

Total sales and trading revenues	$10,697	$8,066	$15,284

(1)	Amounts include Principal transactions—trading, Commissions and Net interest revenues (expenses). Other sales and trading net revenues primarily include net losses from loans and lending commitments and related hedges associated with the Company’s investment banking, corporate lending and other corporate activities. All prior-year amounts have been reclassified to conform to the current year’s presentation.

Equity Sales and Trading Revenues.    Equity sales and trading revenues increased 10% to a record $9,968 million in fiscal 2008 and reflected record net revenues from derivative products and slightly higher results in prime brokerage. Equity sales and trading revenues also benefited from the widening of the Company’s credit spreads on financial instruments that are accounted for at fair value, including, but not limited to, those for which the fair value option was elected pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) on December 1, 2006 (see Note 3 to the consolidated financial statements). Equity sales and trading revenues reflected approximately $1.6 billion due to the widening of the Company’s credit spreads during fiscal 2008 resulting from the decrease in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected. Revenues from derivative products reflected higher customer flows and high levels of volatility. Principal trading strategies reflected significantly lower revenues in fiscal 2008 as the Company exited select proprietary trading strategies. Although prime brokerage revenues increased in fiscal 2008, in the fourth quarter, the Company’s prime brokerage business experienced significant outflows as clients withdrew their cash balances and reallocated positions. These outflows have had a negative impact on prime brokerage’s operating results in fiscal 2008.

Fiscal 2008 equity sales and trading revenues also reflected unrealized losses of approximately $300 million related to changes in the fair value of net derivative contracts attributable to the widening of the counterparties’ credit default spreads. The Company also recorded unrealized gains of approximately $125 million in fiscal 2008 related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s credit default swap spreads. The unrealized losses and gains do not reflect any gains or losses on related non-derivative hedging instruments.

Equity sales and trading revenues increased 38% to a then record $9,040 million in fiscal 2007, benefiting from international revenues. The increase was driven by higher revenues from derivative products, prime brokerage and equity cash and financing products, partially offset by trading losses in quantitative strategies resulting from unfavorable positioning. Revenues from derivative products benefited from strong customer flows. Prime brokerage generated increased revenues, reflecting continued growth in global client asset balances. Higher revenues from financing products were primarily due to higher commission revenues driven by strong market volumes. Equity sales and trading revenues also reflected approximately $390 million due to the widening of the Company’s credit spreads resulting from the decrease in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected.

Fixed Income Sales and Trading Revenues.    Fixed income sales and trading revenues increased to $3,862 million in fiscal 2008 from $268 million in fiscal 2007. Fiscal 2008 results reflected lower losses in mortgage loan products, record revenues from commodities and record results in foreign exchange products, partially offset by lower net revenues from the interest rate and credit businesses. Interest rate, currency and credit products revenues decreased 55% in fiscal 2008. Continued dislocation in the credit markets resulted in lower net revenues from credit products including losses of $1.7 billion related to exposure to monoline insurers (see

“Certain Factors Affecting Results of Operations—Monoline Insurers” herein) and unfavorable positioning, partially offset by higher revenues from foreign exchange products and strong results in interest rate products. Record results in foreign exchange products were primarily due to higher levels of customer flows and market volatility. Mortgage-related losses of approximately $1.7 billion were primarily due to a broadening decline in the residential and commercial mortgage sector. The decline in the Company’s mortgage loan product activities reflected the difficult credit market conditions in fiscal 2008. See “Other Matters—Real Estate-Related Positions” herein for further information. Commodity revenues increased 62%, primarily due to higher revenues from oil liquids and electricity and natural gas products, reflecting higher market volatility and strong customer flow. Fixed income sales and trading revenues also benefited in fiscal 2008 by approximately $3.5 billion from the widening of the Company’s credit spreads resulting from the decrease in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected.

Fiscal 2008 fixed income sales and trading revenues reflected unrealized losses of approximately $6.6 billion related to changes in the fair value of net derivative contracts attributable to the widening of the counterparties’ credit default spreads. The Company also recorded unrealized gains of approximately $2.0 billion in fiscal 2008, related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s credit default swap spreads. The unrealized losses and gains do not reflect any gains or losses on related non-derivative hedging instruments.

Fixed income sales and trading revenues decreased 97% to $268 million in fiscal 2007. Fiscal 2007 results reflected significant losses in credit products and lower results in commodities, partially offset by record results in interest rate and currency products. Credit product revenues decreased $9.4 billion, primarily reflecting mortgage-related writedowns of $7.8 billion, reflecting the deterioration in value of U.S. subprime trading positions, principally super senior derivative positions in CDOs entered into primarily by the Company’s mortgage proprietary trading group. Spread widening, lower liquidity and higher volatility resulted in lower origination, securitization and trading results across most credit product groups and also adversely affected the performance of the Company’s hedging strategies. The Company’s residential and commercial mortgage loan activities contributed to the significant decline in credit product revenues, reflecting the difficult market conditions, as well as continued concerns in the subprime mortgage loan sector. Interest rate, credit and currency products revenues increased 16% in fiscal 2007, reflecting higher revenues from interest rate, emerging markets and foreign exchange products. Commodity revenues decreased 33%, primarily due to lower trading results from oil liquids, electricity and natural gas products and lower revenues recognized on structured transactions. Fixed income sales and trading revenues also benefited from gains on interest rate derivatives. Fixed income sales and trading revenues also benefited in fiscal 2007 by approximately $450 million from the widening of the Company’s credit spreads resulting from the decrease in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected.

In addition to the equity and fixed income sales and trading revenues discussed above, sales and trading revenues included other trading revenues, consisting primarily of certain activities associated with the Company’s corporate lending activities. In connection with its corporate lending activities, the Company provides to select clients loans or lending commitments (including bridge financing) that are generally classified as either “event-driven” or “relationship-driven.” “Event-driven” loans and commitments refer to activities associated with a particular event or transaction, such as to support client merger, acquisition or recapitalization transactions. “Relationship-driven” loans and lending commitments are generally made to expand business relationships with select clients. For further information about the Company’s corporate lending activities, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk.” The Company’s corporate lending business intends to distribute its current positions; however, this is taking substantially longer than in the past due to market conditions. Widening credit spreads for non-investment grade loans have resulted in significant writedowns in fiscal 2008 and fiscal 2007, and further deterioration could result in additional writedowns for these loans and lending commitments in excess of hedges. The fair value measurement of loans and lending commitments takes into account certain fee income that is attributable to the contingent commitment contract.

In fiscal 2008, other sales and trading losses were approximately $3.1 billion. Included in the $3.1 billion were net losses of $3.3 billion (negative mark-to-market valuations and losses of $6.3 billion, net of gains on related hedges of $3.0 billion) associated with loans and lending commitments largely related to certain “event-driven” lending to non-investment grade companies. The valuation of these commitments could change in future periods depending on, among other things, the extent that they are renegotiated or repriced or if the associated acquisition transaction does not occur. The $3.1 billion also included writedowns of securities of approximately $1.2 billion in the Company’s Subsidiary Banks. For further information, see “Other Matters—Real Estate-Related Positions—Subsidiary Banks” herein. In addition, other sales and trading losses included mark-to-market gains of approximately $1.4 billion on certain swaps previously designated as hedges of a portion of the Company’s long-term debt. These swaps were no longer considered hedges once the related debt was repurchased by the Company (i.e., the swaps were “de-designated” as hedges). During the period the swaps were hedging the debt, changes in fair value of these instruments were generally offset by adjustments to the basis of the debt being hedged.

In fiscal 2007, other sales and trading losses of approximately $1.2 billion primarily reflected approximately $700 million of mark-to-market valuations associated with loans and commitments largely related to “event-driven” lending to non-investment grade companies and the impairment charge related to securities in the Company’s Subsidiary Banks. The losses included markdowns of leveraged lending commitments associated with “event-driven” lending transactions that were accepted by the borrower but not yet closed. These losses were primarily related to the illiquid market conditions that existed during the second half of fiscal 2007.

Principal Transactions—Investments.    The Company’s investments generally are held for long-term appreciation. It is not possible to determine when the Company will realize the value of such investments since, among other factors, such investments generally are subject to significant sales restrictions. Moreover, estimates of the fair value of the investments may involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions.

Principal transaction net investment losses aggregating $2,477 million were recognized in fiscal 2008 as compared with net investment gains aggregating $1,459 million and $1,081 million in fiscal 2007 and fiscal 2006, respectively. The losses in fiscal 2008 were primarily related to net realized and unrealized losses from the Company’s investments in passive limited partnership interests associated with the Company’s real estate funds and investments that benefit certain employee deferred compensation and co-investment plans and other principal investments. The increase in fiscal 2007 was primarily related to realized and unrealized net gains associated with certain of the Company’s investments, including Grifols S.A. and Bovespa Holdings S.A., and higher revenues from the Company’s investments in passive limited partnership interests associated with the Company’s real estate funds. The increase in fiscal 2007 also reflected higher revenues primarily due to the appreciation of investments that benefit certain employee deferred compensation and co-investment plans. Fiscal 2006’s results primarily reflected net gains associated with the Company’s investments.

Other.    Other revenues increased 395% in fiscal 2008 and 132% in fiscal 2007. The increase in fiscal 2008 reflected revenues related to Institutional Securities’ share (approximately $2.1 billion) of the Company’s repurchase of debt (see “Certain Factors Affecting Results of Operations—Morgan Stanley Debt” herein for further discussion) and two secondary offerings of MSCI Inc. totaling approximately $1.5 billion (see Note 20 to the consolidated financial statements). Fiscal 2008 also included a gain associated with the sale of a controlling interest in a previously consolidated commodities subsidiary. The increase in fiscal 2007 was primarily attributable to revenues related to the operation of pipelines, terminals and barges and higher sales of benchmark indices and portfolio risk performance analytic products.

Non-Interest Expenses.    Non-interest expenses decreased 11% in fiscal 2008, primarily due to lower compensation expense. Compensation and benefits expense decreased 28%, primarily reflecting lower incentive-based compensation accruals due to a challenging market environment, partially offset by severance-related expenses of $653 million in fiscal 2008. Excluding compensation and benefits expense, non-interest expenses increased 24%. Fiscal 2008 results included a charge of approximately $694 million for the impairment of goodwill and intangible assets related to certain fixed income businesses (see Note 6 to the consolidated financial statements), and fiscal 2007’s results included a reversal of the $360 million legal accrual related to the Company’s favorable outcome from the Coleman litigation. Occupancy and equipment expense increased 27%, primarily due to higher depreciation expense on property and equipment and higher costs associated with exiting certain property lease agreements. Information processing and communications expense increased 5% in fiscal 2008, primarily due to higher data processing costs and market data. Marketing and business development expense decreased 7%, primarily due to lower levels of business activity. Other expenses increased 141%, reflecting the previously mentioned charge of approximately $694 million for the impairment of goodwill and intangible assets and the legal reversal of $360 million in fiscal 2007 as previously mentioned, partially offset by lower minority interest.

Non-interest expenses increased 15% in fiscal 2007. Compensation and benefits expense increased 10%, primarily reflecting higher incentive-based compensation accruals for certain businesses. The increase also reflected higher costs associated with certain employee deferred compensation plans, partially offset by Institutional Securities’ share ($190 million) of the incremental compensation expense related to equity awards to retirement-eligible employees in the first quarter of fiscal 2006 (see Note 2 to the consolidated financial statements). Excluding compensation and benefits expense, non-interest expenses increased 24%, reflecting increased levels of business activity and expenses associated with acquired businesses. Occupancy and equipment expense increased 33%, primarily due to higher rent and occupancy costs in Europe, Asia and the U.S. Brokerage, clearing and exchange fees increased 30%, primarily reflecting substantially increased equity and fixed income trading activity. Marketing and business development expense increased 27%, primarily due to a higher level of business activity. Professional services expense increased 6%, primarily due to higher legal and consulting costs related to increased business activity. Other expenses increased 51%, reflecting costs associated with the subsidiaries acquired in September and December 2006, partially offset by lower net litigation accruals. Fiscal 2007 results included a reversal of the $360 million legal accrual related to the Company’s favorable outcome from the Coleman litigation. Fiscal 2006 included legal accruals related to the pending settlement of General American litigation, which was partially offset by a favorable outcome related to the LVMH litigation.

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(dollars in millions)
Revenues:
Investment banking	$427	$625	$428
Principal transactions:
Trading	613	598	487
Investments	(54)	29	57
Commissions	1,408	1,433	1,168
Asset management, distribution and administration fees	2,726	3,067	2,757
Other	965	163	130

Total non-interest revenues	6,085	5,915	5,027

Interest and dividends	1,239	1,221	1,004
Interest expense	305	511	519

Net interest	934	710	485

Net revenues	7,019	6,625	5,512

Total non-interest expenses	5,865	5,470	5,004

Income from continuing operations before income taxes	1,154	1,155	508
Provision for income taxes	440	459	167

Income from continuing operations	$714	$696	$341

Investment Banking.    Global Wealth Management Group investment banking includes revenues from the distribution of equity and fixed income securities, including initial public offerings, secondary offerings, closed-end funds and unit trusts, which are generally earned from offerings underwritten by the Institutional Securities business segment. Investment banking revenues decreased 32% in fiscal 2008, primarily due to lower underwriting activity across equity and unit trust products, partially offset by an increase in fixed income underwriting activity. Investment banking revenues increased 46% in fiscal 2007, primarily due to strong underwriting activity across equity, fixed income and unit trust products.

Principal Transactions—Trading.    Principal transactions include revenues from customers’ purchases and sales of financial instruments in which the Company acts as principal and gains and losses on the Company’s inventory positions held, primarily to facilitate customer transactions. Principal transaction trading revenues increased 3% in fiscal 2008, primarily due to higher revenues from municipal, corporate and government fixed income securities, partially offset by $108 million in writedowns on $3.8 billion of ARS repurchased from clients and held on the Company’s consolidated statement of financial condition and losses associated with investments that benefit certain employee deferred compensation plans. In fiscal 2007, principal transaction trading revenues increased 23%, primarily due to higher revenues from derivative products, municipal and corporate fixed income securities, and foreign exchange products and higher revenues associated with investments that benefit certain employee deferred compensation plans.

Principal Transactions—Investments.    Principal transaction net investment losses were $54 million in fiscal 2008 compared with net investment gains of $29 million and $57 million in fiscal 2007 and fiscal 2006, respectively. The results in fiscal 2008 reflected net losses associated with investments that benefit certain employee deferred compensation plans. The results in fiscal 2007 reflected lower net gains from certain of the Company’s investments in exchanges and memberships compared with fiscal 2006.

Commissions.    Commission revenues primarily arise from agency transactions in listed and OTC equity securities and sales of mutual funds, futures, insurance products and options. Commission revenues decreased 2% in fiscal 2008, reflecting lower client activity. Commission revenues increased 23% in fiscal 2007, reflecting higher client activity.

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

Asset management, distribution and administration fees decreased 11% in fiscal 2008 compared with an 11% increase in fiscal 2007. In fiscal 2008, the decrease was driven by a change in the classification of sub-advisory fees due to modifications of certain customer agreements, the discontinuance of the Company’s fee-based brokerage program in the fourth quarter of fiscal 2007 and asset depreciation. In fiscal 2007, the increase was primarily due to higher client asset balances in fee-based accounts. Client assets in fee-based accounts decreased 32% to $136 billion as of November 30, 2008 and represented 25% of total client assets versus 27% at November 30, 2007. Client assets in fee-based accounts rose 3% to $201 billion at November 30, 2007 and represented 27% of total client assets versus 29% at November 30, 2006.

Total client asset balances decreased to $546 billion as of November 30, 2008 from $758 billion as of November 30, 2007, primarily due to asset depreciation. Client asset balances in households greater than $1 million decreased to $349 billion as of November 30, 2008 from $522 billion at November 30, 2007 and $442 billion at November 30, 2006.

Net Interest.    Interest and dividend revenues and interest expense are a function of the level and mix of total assets and liabilities, including customer bank deposits and margin loans and securities borrowed and securities loaned transactions. Net interest revenues increased 32% and 46% in fiscal 2008 and fiscal 2007, respectively. The increase in both periods was primarily due to increased customer account balances in the bank deposit program. Balances in the bank deposit program rose to $36.4 billion as of November 30, 2008 from $26.2 billion at November 30, 2007.

Other.    Other revenues primarily include customer account service fees and other miscellaneous revenues. Other revenues were $965 million and $163 million in fiscal 2008 and fiscal 2007, respectively. Fiscal 2008 included $743 million related to the sale of MSWM S.V., the Spanish onshore mass affluent wealth management business, during the second quarter of fiscal 2008 (see Note 20 to the consolidated financial statements) and Global Wealth Management Group’s share ($43 million) of the Company’s repurchase of debt (see “Certain Factors Affecting Results of Operations—Morgan Stanley Debt” herein for further discussion). Fiscal 2007 reflected higher service fees and higher other miscellaneous revenues.

Non-Interest Expenses.    Non-interest expenses increased 7% in fiscal 2008, primarily reflecting the charge of $532 million for the ARS repurchase program (see Note 9 to the consolidated financial statements). Compensation and benefits expense remained flat in fiscal 2008, as severance-related expenses of $41 million and investment in the business were offset by lower incentive-based compensation accruals. Excluding compensation and benefits expense, non-interest expenses increased 25%. Occupancy and equipment expense increased 8%, primarily due to an increase in space costs and branch renovations. Professional services expense decreased 40%, primarily due to the change in the classification of sub-advisory fees due to modifications of certain customer agreements and lower legal costs. Other expenses increased 206%, primarily resulting from the charge of $532 million related to ARS as previously mentioned and higher litigation costs.

Non-interest expenses increased 9% in fiscal 2007, primarily reflecting an increase in compensation and benefits expense, partially offset by lower non-compensation expenses, primarily due to lower charges for legal and regulatory matters and continued cost discipline across the business. Compensation and benefits expense increased 15%, primarily reflecting higher incentive-based compensation accruals due to higher net revenues and investments in the business, partially offset by Global Wealth Management Group’s share ($50 million) of the incremental compensation expense related to equity awards to retirement-eligible employees in the first quarter of fiscal 2006 (see Note 2 to the consolidated financial statements). Excluding compensation and benefits expense, non-interest expenses decreased 2%. Occupancy and equipment expense increased 6%, primarily due to leasehold improvements and higher rental costs. Information processing and communications expense decreased 8%, primarily due to lower computing costs. Marketing and business development expense increased 39%, primarily due to costs associated with the Company’s advertising campaign. Other expenses decreased 20%, primarily resulting from a reduction in costs associated with legal and regulatory matters, which included an insurance reimbursement related to a litigation matter.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(dollars in millions)
Revenues:
Investment banking	$61	$264	$138
Principal transactions:
Trading	(346)	(129)	—
Investments	(1,661)	1,774	669
Commissions	14	23	25
Asset management, distribution and administration fees	2,960	3,524	2,574
Other	463	75	26

Total non-interest revenues	1,491	5,531	3,432

Interest and dividends	170	74	48
Interest expense	369	112	27

Net interest	(199)	(38)	21

Net revenues	1,292	5,493	3,453

Total non-interest expenses	3,099	4,026	2,602

(Loss) income before income taxes	(1,807)	1,467	851
(Benefit from) provision for income taxes	(690)	541	340

Net income (loss)	$(1,117)	$926	$511

Investment Banking.    Asset Management generates investment banking revenues primarily from the placement of investments in real estate funds and the underwriting of unit trust products. Investment banking revenues decreased 77% in fiscal 2008 and increased 91% in fiscal 2007. The decrease in fiscal 2008 primarily reflected lower revenues from real estate products. The increase in fiscal 2007 primarily reflected higher revenues from certain real estate products.

Principal Transactions—Trading.    In fiscal 2008, the Company recognized losses of $346 million, which included $470 million related to securities issued by SIVs included in the Company’s consolidated statements of financial condition. These losses were partially offset by net gains from hedges on certain investments. In fiscal 2007, the Company recognized losses of $129 million related to SIVs.

SIVs are unconsolidated entities that issue various capital notes and debt instruments to fund the purchase of assets. While the Company does not sponsor or serve as asset manager to any unconsolidated SIVs, the Company does serve as investment advisor to certain unconsolidated money market funds (“Funds”) that have investments in securities issued by SIVs. In the second half of fiscal 2007, widespread illiquidity in the commercial paper market led to market value declines and rating agency downgrades of many securities issued by SIVs, some of which were held by the Funds. As a result, the Company purchased at amortized cost approximately $900 million of such securities from the Funds during fiscal 2007 and $217 million of such securities during fiscal 2008. The carrying value of the purchased securities still held by the Company as of November 30, 2008 was $209 million. Such positions are reflected at fair value and are presented in Financial instruments owned—Corporate and other debt in the consolidated statements of financial condition. The Funds had investments in securities issued by SIVs of an aggregate face value of approximately $100 million as of November 30, 2008 compared with $8.2 billion as of November 30, 2007. Subsequent to November 30, 2008, the Company has not purchased additional SIV securities from the Funds and the Funds no longer have investments in such securities. The Company has no obligation to purchase any additional securities from the Funds in the future.

During fiscal 2008, money market and liquidity funds advised by the Company’s asset management affiliates that invest primarily in corporate obligations experienced net outflows of $18 billion. Credit and liquidity conditions deteriorated in the fourth quarter of fiscal 2008, resulting in material redemptions from corporate money market and liquidity funds. The Company purchased approximately $25 billion of securities from the funds during fiscal 2008. Most of the securities have matured or were sold by the Company. At November 30, 2008, $600 million were included in the Company’s consolidated statement of financial condition. The securities were purchased by the Company to fund investor redemptions amid illiquid trading markets for a wide range of money market instruments. Securities purchased included commercial paper, municipals, certificates of deposit and notes. All of the securities were short term in nature and were rated A1/P1 or better. These purchases were funded primarily through various available stabilization facilities.

The Company does not consolidate these money market and liquidity funds because the Company does not have a controlling financial interest in the funds nor is it the primary beneficiary of such funds. The Company also does not have a significant variable interest in such funds.

Principal Transactions—Investments.    Asset Management principal transaction investment revenues consist primarily of gains and losses on the Company’s investments.

Principal transaction net investment losses aggregating $1,661 million were recognized in fiscal 2008 as compared with gains of $1,774 million in fiscal 2007. The results in fiscal 2008 were primarily related to net investment losses associated with the Company’s merchant banking business, including real estate and private equity investments, and losses associated with certain investments for the benefit of the Company’s employee deferred compensation and co-investment plans. Included in the net investment losses in fiscal 2008 were writedowns of approximately $250 million on Crescent prior to its consolidation. See “Other Matters—Real Estate-Related Positions—Real Estate Investor Funds” herein for further discussion. The results in fiscal 2007 were primarily driven by investments associated with the Company’s real estate products and private equity portfolio, including employee deferred compensation plans and co-investment plans.

Real estate and private equity investments generally are held for long-term appreciation. It is not possible to determine when the Company will realize the value of such investments since, among other factors, such investments generally are subject to significant sales restrictions. Moreover, estimates of the fair value of the investments involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions.

Asset Management, Distribution and Administration Fees.    Asset Management, distribution and administration fees include revenues generated from the management and supervision of assets, performance-based fees relating to certain funds, and separately managed accounts and fees relating to the distribution of certain open-ended mutual funds. Asset Management fees arise from investment management services the Company provides to investment vehicles pursuant to various contractual arrangements. The Company receives fees primarily based upon mutual fund daily average net assets or based on monthly or quarterly invested equity for other vehicles. Performance-based fees are earned on certain funds as a percentage of appreciation earned by those funds and, in certain cases, are based upon the achievement of performance criteria. These fees are normally earned annually and are recognized on a monthly or quarterly basis.

Asset management, distribution and administration fees decreased 16% in fiscal 2008 compared with an increase of 37% in fiscal 2007. The decrease in fiscal 2008 was primarily due to lower performance fees from alternative investment products, lower distribution fees, and lower fund management and administration fees, reflecting a decrease in average assets under management. Fiscal 2008 also reflected lower shareholder servicing fees related to the modification of certain sub-transfer agent agreements, which resulted in an offsetting reduction to professional services expense. The increase in fiscal 2007 was due to higher fund management and administration fees resulting from an increase in assets under management and a more favorable asset mix. The increase was also due to higher performance fees from the alternatives business.

Asset Management’s year-end and average assets under management or supervision were as follows:

	At November 30,			Average for
	2008	2007(1)	2006(1)	Fiscal 2008	Fiscal 2007(1)	Fiscal 2006(1)
	(dollars in billions)
Assets under management or supervision by distribution channel:
Morgan Stanley Retail and Intermediary	$46	$81	$74	$70	$79	$71
Van Kampen Retail and Intermediary	84	150	142	127	149	133
Retail money markets	30	31	35	33	33	39

Total Americas Retail	160	262	251	230	261	243
U.S. Institutional	90	128	100	118	116	98
Institutional money markets	52	68	49	74	57	38
Non-U.S.	91	132	92	120	111	81

Total assets under management or supervision	393	590	492	542	545	460
Share of minority interest assets(2)	6	7	4	7	6	1

Total	$399	$597	$496	$549	$551	$461

Assets under management or supervision by asset class:
Equity	$135	$265	$240	$215	$256	$230
Fixed income	159	201	177	204	187	167
Alternatives(3)	48	67	41	67	58	34
Unit trust	9	15	14	13	15	13

Total core asset management	351	548	472	499	516	444

Private equity	4	4	2	3	2	2
Infrastructure	4	2	—	3	1	—
Real estate	34	36	18	37	26	14

Total merchant banking	42	42	20	43	29	16

Total assets under management or supervision	393	590	492	542	545	460
Share of minority interest assets(2)	6	7	4	7	6	1

Total	$399	$597	$496	$549	$551	$461

(1)	Prior period information has been reclassified to conform to the current period’s presentation.
(2)	Amounts represent Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.
(3)	The alternatives asset class includes a range of investment products such as hedge funds, funds of hedge funds and funds of private equity funds.

Activity in Asset Management’s assets under management or supervision during fiscal 2008 and fiscal 2007 were as follows:

	Fiscal 2008	Fiscal 2007(1)
	(dollars in billions)
Balance at beginning of period	$597	$496
Net flows by distribution channel:
Morgan Stanley Retail and Intermediary	(12)	(1)
Van Kampen Retail and Intermediary	(14)	1
Retail money markets	(3)	(5)

Total Americas Retail	(29)	(5)
U.S. Institutional	(7)	3
Institutional money markets	(15)	15
Non-U.S.	(2)	22

Total net flows	(53)	35
Net market (depreciation)/appreciation	(145)	56

Total net increase (decrease)/increase	(198)	91
Acquisitions	1	7
Net (decrease) increase in share of minority interest assets(2)	(1)	3

Balance at end of period	$399	$597

(1)	Prior period information has been reclassified to conform to the current period’s presentation.
(2)	Amount represents Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.

Net flows in fiscal 2008 were primarily associated with negative outflows from Van Kampen and Morgan Stanley Retail and Intermediary products and institutional money markets.

Other.    Other revenues increased 517% in fiscal 2008, primarily due to the revenues associated with Crescent. See “Real Estate-Related Positions—Real Estate Investor Funds—Crescent” herein for further discussion. The increase in fiscal 2008 also included Asset Management’s share ($74 million) of the Company’s repurchase of debt (see “Certain Factors Affecting Results of Operations—Morgan Stanley Debt” herein for further discussion) and higher revenues associated with Lansdowne Partners (“Lansdowne”), a London-based investment manager in which the Company has a minority interest. Other revenues increased 188% in fiscal 2007, primarily due to revenues associated with Lansdowne and Avenue Capital Group, a New York-based investment manager, which the Company acquired minority stakes in the fourth quarter of fiscal 2006.

Non-Interest Expenses.    Non-interest expenses decreased 23% in fiscal 2008, primarily reflecting a decrease in compensation and benefits expense, partially offset by higher operating costs and an impairment charge of $243 million associated with Crescent. Compensation and benefits expense decreased 53% in fiscal 2008, primarily due to a decrease in compensation costs reflecting lower net revenues and losses associated with principal investments for the benefit of the Company’s employee deferred compensation and co-investment plans. The decrease in fiscal 2008 was partially offset by severance-related expenses of $97 million. Excluding compensation and benefits expense, non-interest expenses increased 27%. Occupancy and equipment expense increased 16%, primarily due to higher costs related to increased occupancy usage compared with fiscal 2007. Brokerage, clearing and exchange fees decreased 9%, primarily due to lower commission expenses. Professional services expense decreased 20%, primarily due to lower sub-advisory fees and sub-transfer agent fees, partially offset by an increase in consulting and legal fees. Other expenses increased 412%, primarily due to Crescent operating costs and impairment charges of $268 million, including the $243 million noted above.

Non-interest expenses increased 55% in fiscal 2007, primarily reflecting an increase in compensation and benefits expense. Compensation and benefits expense increased 81% in fiscal 2007, primarily reflecting higher incentive-based compensation accruals due to higher net revenues. The increase in fiscal 2007 was also due to expenses associated with certain employee deferred compensation plans, partially offset by Asset Management’s share ($20 million) of the incremental compensation expense related to equity awards to retirement-eligible employees that was recorded in the first quarter of fiscal 2006 (see Note 2 to the consolidated financial statements). Excluding compensation and benefits expense, non-interest expenses increased 24%. Occupancy and equipment expense increased 29%, primarily due to higher rental costs associated with business growth. Brokerage, clearing and exchange fees increased 10%, primarily due to increased fee sharing, increased assets under management and higher commission expenses associated with the launching of new products. These increases were offset by a decrease in the deferred commission amortization. Information processing and communications expense increased 21%, primarily due to higher licensing fees associated with the acquisition of FrontPoint Partners (“FrontPoint”). Professional services expense increased 47%, primarily due to higher sub-advisory fees related to the acquisition of FrontPoint. Other expenses increased 47%, primarily due to an insurance reimbursement received in fiscal 2006 related to certain legal matters and an increase in other miscellaneous expenses.

Other Matters.

The following matters are discussed in the Company’s notes to the consolidated financial statements. For further information on these matters, please see the applicable note:

Note

Accounting Developments:

Accounting for Uncertainty in Income Taxes	2

Employee Benefit Plans	2

Offsetting of Amounts Related to Certain Contracts	2

Dividends on Share-Based Payment Awards	2

Business Combinations	2

Noncontrolling Interests	2

Transfers of Financial Assets and Repurchase Financing Transactions	2

Disclosures about Derivative Instruments and Hedging Activities	2

Determination of the Useful Life of Intangible Assets	2

Earnings Per Share	2

Instruments Indexed to an Entity’s Own Stock	2

Fair Value Measurements	2

Transfers of Financial Assets and Extinguishment of Liabilities and Consolidation of Variable Interest Entities	2

Disclosures about Postretirement Benefit Plan Assets	2

Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities	2

Income Taxes	17

Discontinued Operations	19

Business Acquisitions and Dispositions and Sale of Minority Interest	20

Real Estate-Related Positions.

Overview.    The Company has real estate exposure(1) to:

•

non-subprime residential mortgages, a category which includes prime, Alt-A, European and Asian residential mortgage loans, residential mortgage-backed securities bonds (“RMBS”) and derivatives referencing such mortgages or mortgage-backed securities;

•	commercial whole loans, commercial mortgage-backed securities (“CMBS”) and related derivatives;

•

U.S. subprime mortgage-related trading positions consisting of U.S. asset-backed securities (“ABS”), collateralized debt obligation (“CDO”) securities, investments in subprime loans and derivatives referencing subprime mortgages or subprime mortgage-backed securities; and

•	real estate properties and real estate investor funds.

(1)	Subprime mortgages are loans secured by real property made to a borrower (or borrowers) with a diminished or impaired credit rating or with a limited credit history. A borrower’s credit history is reflected in his credit report and routinely converted into a numerical credit score often referred to as a Fair Isaac Corporation (or “FICO”) score. Generally, a loan made to a borrower with a low FICO score or other credit score has historically been considered subprime. Loans to borrowers with higher FICO scores are typically considered prime or A1t-A, but may be subprime if the loan exhibits other high-risk factors.

The Company exposures include interests in and derivatives with CDOs. CDOs provide credit risk exposure to a portfolio of securities (“cash CDOs”) or a reference portfolio of securities (“synthetic CDOs”). The underlying or reference portfolios may consist of ABS, RMBS, CMBS or other securities. The CDOs to which the Company has exposure were primarily structured and underwritten by third parties, although the Company also structured and underwrote CDOs for which it received structuring and/or distribution fees, and from time to time retained interests in such CDOs.

The Company’s interests in mortgage-related positions are carried at fair value with changes recognized in earnings. The valuation methodology used for these instruments incorporates a variety of inputs, including prices observed from the execution of a limited number of trades in the marketplace; ABX, CMBX and similar indices that track the performance of a series of credit default swaps based on subprime residential or commercial mortgages; and other market information, including data on remittances received and updated cumulative loss data on the underlying mortgages. The fair value of such positions experienced significant declines in the second half of fiscal 2007 and throughout fiscal 2008 as a result of a deterioration of value in the benchmark instruments as well as market developments. The value of these positions remains subject to mark-to-market volatility. See Note 2 to the consolidated financial statements for a description regarding valuation of these instruments.

The Company’s non-subprime residential, commercial and U.S. subprime mortgage-related exposures have each been reduced in fiscal 2008 through writedowns, sales, paydowns, and hedging and trading activities, whereby the Company purchased protection including credit default, index and total rate-of-return swap positions.

The Company continues to monitor its real estate-related and lending-related positions in order to manage its exposures to these markets and businesses. As market conditions continue to evolve, the fair value of these positions could further deteriorate.

The following tables provide a summary of the Company’s non-subprime residential, commercial and U.S. subprime mortgage-related exposures (excluding amounts related to mortgage-related securities portfolios in the Company’s Subsidiary Banks) as of and for the fiscal years ended November 30, 2008 and 2007, as well as the Company’s Net Exposure. The Company utilizes various methods of evaluating risk in its trading and other portfolios, including monitoring its Net Exposure. Net Exposure is defined as potential loss to the Company over a period of time in an event of 100% default of the referenced loan, assuming zero recovery. Positive net exposure amounts indicate potential loss (long position) in a default scenario. Negative net exposure amounts indicate potential gain (short position) in a default scenario. Net Exposure does not take into consideration the risk of counterparty default such that actual losses could exceed the amount of Net Exposure. See “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part II, Item 7A herein for a further description of how credit risk is monitored. For a further discussion of the Company’s risk management policies and procedures see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A herein.

Non-subprime Residential Mortgage-Related Exposures.

	Statement of Financial Condition November 30, 2008(1)	Statement of Financial Condition November 30, 2007(1)	Profit and (Loss) Fiscal Year Ended November 30, 2008	Profit and (Loss) Fiscal Year Ended November 30, 2007	Net Exposure November 30, 2008	Net Exposure November 30, 2007
	(dollars in billions)
Residential loans(2)	$3.3	$4.0	$(0.2)	$(0.8)	$3.3	$4.0
RMBS bonds(2)	2.0	8.7	(2.2)	(0.4)	2.0	8.7
RMBS-backed warehouse lines	0.1	0.1	—	—	0.1	0.1
RMBS swaps(3)	—	0.1	(0.2)	—	(0.3)	(1.9)
Other secured financings(4)	2.6	3.6	—	—	—	—

Total residential non-subprime(5)	$8.0	$16.5	$(2.6)	$(1.2)	$5.1	$10.9

(1)	Statement of financial condition amounts are presented on a net asset/liability basis and do not take into account any netting of cash collateral against these positions. As of November 30, 2008, the $8.0 billion is reflected in the Company’s consolidated statement of financial condition as follows: Financial instruments owned of $8.3 billion and Financial instruments sold, not yet purchased of $0.3 billion. As of November 30, 2007, the $16.5 billion is reflected in the Company’s consolidated statement of financial condition as Financial instruments owned of $16.5 billion.
(2)	At November 30, 2008, gross and net exposure on non-subprime residential loans and bonds was split 53% Alt-A/near prime and 47% prime underlying collateral. Gross and net exposure of U.S. Alt-A residential loans and bonds was $1.6 billion at November 30, 2008.
(3)	Amounts represent both hedges and directional positioning. At November 30, 2008, these positions included credit default and super senior CDO swaps.
(4)	Amounts represent assets recorded under certain provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities,” that function as collateral for an offsetting amount of non-recourse debt to third parties. Any retained interests in these transactions are reflected in RMBS bonds.
(5)	Regional distribution of Net Exposure was 49% U.S., 39% Europe and 12% Asia at November 30, 2008.

Commercial Mortgage-Related Exposures.

	Statement of Financial Condition November 30, 2008(1)	Statement of Financial Condition November 30, 2007(1)	Profit and (Loss) Fiscal Year Ended November 30, 2008	Profit and (Loss) Fiscal Year Ended November 30, 2007	Net Exposure November 30, 2008	Net Exposure November 30, 2007
	(dollars in billions)
CMBS bonds	$3.5	$10.0	$(1.7)	$(0.5)	$3.5	$10.0
CMBS-backed warehouse lines(2)	1.2	1.1	—	—	1.2	1.8
Commercial loans(2)(3)	4.0	12.4	(0.5)	0.2	4.3	13.9
CMBS swaps(4)	5.1	1.0	3.0	0.9	(6.1)	(8.2)
Other secured financings(5)	3.2	7.0	—	—	—	—

Total CMBS/Commercial whole loan exposure(6)	$17.0	$31.5	$0.8	$0.6	$2.9	$17.5

(1)	Statement of financial condition amounts are presented on a net asset/liability basis and do not take into account any netting of cash collateral against these positions. As of November 30, 2008, the $17.0 billion is reflected in the Company’s consolidated statement of financial condition as follows: Financial instruments owned of $24.1 billion and Financial instruments sold, not yet purchased of $7.1 billion. As of November 30, 2007, the $31.5 billion is reflected in the Company’s consolidated statement of financial condition as follows: Financial instruments owned of $33.2 billion and Financial instruments sold, not yet purchased of $1.7 billion.
(2)	Amounts include unfunded lending commitments.
(3)	Composition of commercial loans was 68% senior and 32% mezzanine at November 30, 2008.
(4)	Amounts represent both hedges and directional positioning. At November 30, 2008, amounts include credit default, super senior CDOs, index and total rate-of-return swaps.
(5)	Amounts represent assets recorded under certain provisions of SFAS No. 140 and FIN 46R that function as collateral for an offsetting amount of non-recourse debt to third parties. Any retained interests in these transactions are reflected in CMBS bonds.
(6)	Regional distribution of Net Exposure of the long positions (i.e., CMBS bonds, commercial loans and warehouse lines) was 62% U.S., 17% Europe and 21% Asia at November 30, 2008.

U.S. Subprime Mortgage-Related Exposures.

	Statement of Financial Condition November 30, 2008(1)	Statement of Financial Condition November 30, 2007(1)	Profit and (Loss) Fiscal Year Ended November 30, 2008	Profit and (Loss) Fiscal Year Ended November 30, 2007	Net Exposure November 30, 2008	Net Exposure November 30, 2007
	(dollars in billions)
Super Senior Derivative Exposure:
Mezzanine	$(3.3)	$(8.7)	$(1.6)	$(9.3)	$—	$3.9
CDO squared(2)	—	(0.1)	—	(0.1)	—	0.1

Total ABS CDO super senior derivative exposure	$(3.3)	$(8.8)	$(1.6)	$(9.4)	$—	$4.0

Other CDO Exposure:
ABS CDO CDS	$1.3	$2.7	$0.8	$2.3	$(0.2)	$(1.5)
ABS CDO bonds	0.1	1.1	(0.3)	(0.8)	0.1	1.1

Total other CDO exposure	$1.4	$3.8	$0.5	$1.5	$(0.1)	$(0.4)

Subtotal ABS CDO-related exposure(3)	$(1.9)	$(5.0)	$(1.1)	$(7.9)	$(0.1)	$3.6

U.S. Subprime Mortgage-Related Exposure:
Loans	$0.2	$0.6	$(0.2)	$(0.2)	$0.2	$0.6
Total rate-of-return swaps	—	—	—	0.1	—	—
ABS bonds	0.9	2.7	(1.3)	(3.8)	0.9	2.7
ABS CDS	10.1	7.8	2.7	5.0	(1.1)	(5.1)

Subtotal U.S. subprime mortgage-related exposure	$11.2	$11.1	$1.2	$1.1	$—	$(1.8)

Total U.S. subprime trading exposure	$9.3	$6.1	$0.1	$(6.8)	$(0.1)	$1.8

(1)	Statement of financial condition amounts are presented on a net asset/liability basis and do not take into account any netting of cash collateral against these positions. In addition, these amounts reflect counterparty netting to the extent that there are positions with the same counterparty that are subprime-related; they do not reflect any counterparty netting to the extent that there are positions with the same counterparty that are not subprime related. As of November 30, 2008, the $9.3 billion is reflected in the Company’s consolidated statement of financial condition as follows: Financial instruments owned of $13.9 billion and Financial instruments sold, not yet purchased of $4.6 billion. As of November 30, 2007, the $6.1 billion is reflected in the Company’s consolidated statement of financial condition as follows: Financial instruments owned of $15.3 billion and Financial instruments sold, not yet purchased of $9.2 billion.
(2)	CDO squared refers to CDOs where the collateral is comprised entirely of other CDO securities.
(3)	In determining the fair value of the Company’s ABS super senior CDO-related exposures the Company took into consideration prices observed from the execution of a limited number of transactions and data for relevant benchmark instruments in synthetic subprime markets. Deterioration of value in the benchmark instruments as well as market developments have led to significant declines in the estimates of fair value. These declines reflected increased implied losses across this portfolio. At November 30, 2008, these implied loss levels are consistent with losses in the range between 22% – 48% implied by the ABX indices. These cumulative loss levels, at a severity rate of 62%, imply defaults in the range of 79% – 95% for 2005 and 2006 outstanding mortgages.

Subsidiary Banks.

The securities portfolios of the Subsidiary Banks include certain subprime-related securities. The portfolios contain no subprime whole loans, subprime residuals or CDOs.

At November 30, 2008 and November 30, 2007, the securities portfolios totaled $7.2 billion and $9.9 billion, respectively, consisting primarily of investment grade-rated ABS bonds and residential mortgage-backed securities. Of these total amounts, $2.7 billion and $5.5 billion were subprime mortgage-related securities as of November 30, 2008 and November 30, 2007, respectively.

Real Estate Investments.

Real Estate Investor Funds.    The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner.

Crescent.    An affiliated entity of the Company acquired an investment in Crescent in August 2007. The assets of Crescent primarily include office buildings, investments in resorts and residential developments in select markets across the U.S. (the “Crescent properties”). The Company had originally intended to include the Crescent properties in an investor fund but at the end of the second quarter of fiscal 2008, the Company modified its investment strategy based on various factors, including current market conditions, valuation, size of the investment and timing of the fund, and determined to operate Crescent and risk manage the Crescent properties.

As a result, the Company consolidated Crescent’s assets and liabilities of approximately $4.7 billion and $3.9 billion, respectively, as of May 31, 2008. The Company will continue to evaluate the Crescent properties and position them for sale as opportunities arise.

Prior to consolidating the assets and liabilities of Crescent, the Company recorded writedowns on its investment of approximately $250 million. These writedowns are included in the Asset Management business segment and are reflected in Principal transactions—investments in the consolidated statement of income for fiscal 2008. In the fourth quarter of fiscal 2008, the Company recorded an impairment charge of $243 million, which is reflected in Other expenses in the consolidated statement of income.

Beginning in the third quarter of fiscal 2008, the consolidated operating results of Crescent are included in the Asset Management business segment. Fiscal 2008 included net revenues of $37 million, non-interest expenses of $568 million and a loss before income taxes of $531 million related to Crescent.

Real Estate Investments.    The Company’s real estate investments are shown below by business group, property type and geographic region. Such amounts exclude investments that benefit certain employee deferred compensation and co-investment plans.

	At November 30,
Business Group	2008	2007
	(dollars in millions)
Crescent(1)	$3,062	$—
Real estate funds	1,104	2,237
Real estate bridge financing(2)	208	1,385
Private equity	828	468
Infrastructure	108	9

Total	$5,310	$4,099

	At November 30,
Property Type	2008	2007
	(dollars in millions)
Office	$2,247	$408
Mixed-use	288	496
Hospitality	475	392
Residential	977	478
Real estate bridge financing(2)	208	1,385
Private equity	828	468
Infrastructure	108	9
Other real estate	179	463

Total	$5,310	$4,099

Geographic Region	At November 30,
	2008	2007
	(dollars in millions)
Americas	$4,000	$2,039
Europe	397	698
Asia	913	1,362

Total	$5,310	$4,099

(1)	Amounts are shown gross of any non-recourse debt provided by external lenders which reduces the Company’s exposures.
(2)	Real estate bridge financing in fiscal 2007 primarily included amounts related to Crescent.

Stock-Based Compensation.

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). For further information on SFAS No. 123R, see Note 2 to the consolidated financial statements.

Additionally, based on interpretive guidance related to SFAS No. 123R in the first quarter of fiscal 2006, the Company changed its accounting policy for expensing the cost of anticipated year-end equity awards that are granted to retirement eligible employees in the first quarter of the following year. Effective December 1, 2005, the Company accrues the estimated cost of these awards over the course of the current fiscal year. As such, the Company accrued the estimated cost of fiscal 2008 year-end awards granted to retirement-eligible employees over the 2008 fiscal year rather than expensing the awards on the date of grant (which occurred in December 2008).

As a result, fiscal 2006 stock-based compensation expense primarily included the following costs:

•	amortization of fiscal 2003 year-end awards;

•	amortization of fiscal 2004 year-end awards;

•	amortization of fiscal 2005 year-end awards to non-retirement eligible employees;

•	the full cost of fiscal 2005 year-end awards to retirement eligible employees (made in December 2005); and

•	the full cost of fiscal 2006 year-end awards to retirement eligible employees (made in December 2006).

Fiscal 2007 stock-based compensation expense primarily included the following costs:

•	amortization of fiscal 2004 year-end awards;

•	amortization of fiscal 2005 year-end awards to non-retirement eligible employees;

•	amortization of fiscal 2006 year-end awards to non-retirement eligible employees; and

•	the full cost of fiscal 2007 year-end awards to retirement eligible employees (made in December 2007).

Fiscal 2008 stock-based compensation expense primarily included the following costs:

•	amortization of fiscal 2005 year-end awards to non-retirement eligible employees;

•	amortization of fiscal 2006 year-end awards to non-retirement eligible employees;

•	amortization of fiscal 2007 year-end awards to non-retirement eligible employees; and

•	the full cost of fiscal 2008 year-end awards to retirement eligible employees (made in December 2008).

Fiscal 2003 and fiscal 2004 year-end awards are generally amortized over three and four years, while subsequent year-end awards are generally amortized over two and three years.

Coleman Litigation.

Effective November 30, 2007, the Company reversed a $360 million reserve previously established under SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”) for a claim filed against the Company by Coleman.

Defined Benefit Pension and Other Postretirement Plans.

Contributions.    The Company made contributions of $326 million and $131 million to its U.S. and non-U.S. defined benefit pension plans in fiscal 2008 and fiscal 2007, respectively. These contributions were funded with cash from operations.

The Company determines the amount of its pension contributions to its funded plans by considering several factors, including the level of plan assets relative to plan liabilities, expected plan liquidity needs and expected future contribution requirements. The Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax regulations (for example, in the U.S., the minimum required contribution under the Employee Retirement Income Security Act of 1974, or “ERISA”). As of November 30, 2008, there were no minimum required ERISA contributions for the Company’s U.S. pension plan that is qualified under Section 401(a) of the Internal Revenue Code. Liabilities for benefits payable under certain postretirement and unfunded supplementary plans are accrued by the Company and are funded when paid to the beneficiaries.

Expense.    The Company recognizes the compensation cost of an employee’s pension benefits (including prior-service cost) over the employee’s estimated service period. This process involves making certain estimates and assumptions, including the discount rate and the expected long-term rate of return on plan assets. In accordance with the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), the measurement date to determine plan assets, liabilities and expense was changed from September 30 to November 30. Net periodic pension expense was $134 million, $145 million and $160 million, while net periodic postretirement expense was $17 million, $14 million and $18 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

See Notes 2 and 16 to the consolidated financial statements for more information on the Company’s defined benefit pension and postretirement plans including the adoption of SFAS No. 158.

Critical Accounting Policies.

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements), the following involve a higher degree of judgment and complexity.

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

In determining fair value, the Company uses various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the observable inputs be used when available. The hierarchy is broken down into three levels, wherein Level 1 uses observable prices in active markets, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and therefore require the greatest use of judgment. In periods of market dislocation, such as those experienced in fiscal 2008, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3. In addition, a continued downturn in market conditions could lead to further declines in the valuation of many instruments. For further information on the fair value definition, Level 1, Level 2 and Level 3 hierarchy, and related valuation techniques, see Notes 2 and 3 to the consolidated financial statements.

The Company’s Level 3 assets before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $86.2 billion and $73.7 billion as of November 30, 2008 and November 30, 2007, respectively, and represented approximately 27% as of November 30, 2008 and 15% as of November 30, 2007 of the assets measured at fair value (13% and 7% of total assets as of November 30, 2008 and November 30, 2007, respectively). Level 3 liabilities before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $28.4 billion and $19.5 billion as of November 30, 2008 and November 30, 2007, respectively, and represented approximately 16% and 7%, respectively, of the Company’s liabilities measured at fair value.

During fiscal 2008, the Company reclassified approximately $17.3 billion of certain Corporate and other debt from Level 2 to Level 3. The reclassifications were primarily related to residential and commercial mortgage-backed securities, commercial whole loans and corporate loans. The reclassifications were due to a reduction in the volume of recently executed transactions and market price quotations for these instruments, or a lack of available broker quotes, such that unobservable inputs had to be utilized for the fair value measurement of these instruments. These unobservable inputs include, depending upon the position, assumptions to establish comparability to bonds, loans or swaps with observable price/spread levels, default recovery rates, forecasted credit losses and prepayment rates. The Company reclassified approximately $7.5 billion of certain Corporate and other debt from Level 3 to Level 2. These reclassifications primarily related to ABS and corporate loans as some liquidity re-entered the market for these specific positions, and external prices and spread inputs for these instruments became observable.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis.    Certain of the Company’s assets were measured at fair value on a non-recurring basis. These assets include certain goodwill, certain intangible assets, certain premises and equipment, certain equity method investments, certain loans and certain real estate investments that were impaired during fiscal 2008, primarily in the fourth quarter, and written down to their fair value. In addition, a continued downturn in market conditions could result in additional impairment charges in future periods.

For assets and liabilities measured at fair value on a non-recurring basis, fair value is determined by using various valuation approaches. The same hierarchy as described above, which maximizes the use of observable inputs and minimizes the use of unobservable inputs, by generally requiring that the observable inputs be used when available, is used in measuring fair value for these items.

For further information on financial assets and liabilities that are measured at fair value on a recurring and non-recurring basis, see Note 2 and Note 3 to the consolidated financial statements.

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

Consistent with market practice, the Company has individually negotiated agreements with certain counterparties to exchange collateral (“margining”) based on the level of fair values of the derivative contracts they have executed. Through this margining process, one party or both parties to a derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required. This sharing of fair value information provides additional support of the Company’s recorded fair value for the relevant OTC derivative products. For certain OTC derivative products, the Company, along with other market participants, contributes derivative pricing information to aggregation services that synthesize the data and make it accessible to subscribers. This information is then used to evaluate the fair value of these OTC derivative products. For more information regarding the Company’s risk management practices, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A herein.

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

The Company establishes reserves for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated in accordance with SFAS No. 5. The Company establishes reserves for potential losses that may arise out of tax audits in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. Significant judgment is required in making these estimates, and the actual cost of a legal claim, tax assessment or regulatory fine/penalty may ultimately be materially different from the recorded reserves, if any.

See Notes 9 and 17 to the consolidated financial statements for additional information on legal proceedings and tax examinations.

Special Purpose Entities and Variable Interest Entities.

The Company’s involvement with special purpose entities (“SPEs”) consists primarily of the following:

•	Transferring financial assets into SPEs;

•	Acting as an underwriter of beneficial interests issued by securitization vehicles;

•	Holding one or more classes of securities issued by, or making loans to or investments in SPEs that hold debt, equity, real estate or other assets;

•	Purchasing and selling (in both a market-making and a proprietary-trading capacity) securities issued by SPEs/VIEs, whether such vehicles are sponsored by the Company or not;

•	Entering into derivative transactions with SPEs (whether or not sponsored by the Company);

•	Providing warehouse financing to CDOs and CLOs;

•	Entering into derivative agreements with non-SPEs whose value is derived from securities issued by SPEs;

•	Servicing assets held by SPEs or holding servicing rights related to assets held by SPEs that are serviced by others under subservicing arrangements;

•	Serving as an asset manager to various investment funds that may invest in securities that are backed, in whole or in part, by SPEs; and

•	Structuring and/or investing in other structured transactions designed to provide enhanced, tax-efficient yields to the Company or its clients.

The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial instruments. The Company’s involvement with SPEs is discussed further in Note 5 to the consolidated financial statements.

In most cases, these SPEs are deemed for accounting purposes to be variable interest entities (“VIEs”). Unless a VIE is determined to be a QSPE (see Note 1 to the consolidated financial statements), the Company is required to perform an analysis of each VIE at the date upon which the Company becomes involved with it to determine whether the Company is the primary beneficiary of the VIE, in which case the Company must consolidate the VIE. QSPEs are not consolidated. In addition, the Company serves as an investment advisor to numerous unconsolidated money market and other funds.

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

•	A sale or disposition by the Company of all or part of its variable interests in the VIE to parties unrelated to the Company.

•	The issuance of new variable interests by the VIE to parties unrelated to the Company.

The determination of whether an SPE meets the accounting requirements of a QSPE requires significant judgment, particularly in evaluating whether the permitted activities of the SPE are significantly limited and in determining whether derivatives held by the SPE are passive and nonexcessive. In addition, the analysis involved in determining whether an entity is a VIE, and in determining the primary beneficiary of a VIE, requires significant judgment (see Notes 2 and 5 to the consolidated financial statements).

Liquidity and Capital Resources.

The Company’s senior management establishes the liquidity and capital policies of the Company. Through various risk and control committees, the Company’s senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity and interest rate and currency sensitivity of the Company’s asset and liability position. The Company’s Treasury Department and other control groups, assist in evaluating, monitoring and controlling the impact that the Company’s business activities have on its consolidated statements of financial condition, liquidity and capital structure.

Global market and economic conditions have been disrupted and volatile, and in the fourth quarter of fiscal 2008, volatility reached unprecedented levels. In particular, the Company’s cost and availability of funding have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. During the fourth quarter of fiscal 2008 the Company became a financial holding company under the BHC Act and gained additional access to various government lending programs and facilities including the Commercial Paper Funding Facility (“CPFF”), the Temporary Liquidity Guarantee Program (“TLGP”), the Term Securities Lending Facility (“TSLF”) and the Primary Dealer Credit Facility (“PDCF”) (for a further discussion about these lending programs and facilities, see “Funding Management Policies-Secured Financing” herein). During the fourth quarter of fiscal 2008, the Company further diversified its funding profile and increased its liquidity position by accessing these programs and engaging in a reduction of balance sheet intensive businesses within the Institutional Securities business segment.

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

The Company’s total assets decreased to $658,812 million at November 30, 2008, from $1,045,409 million at November 30, 2007. The decrease was primarily due to decreases in securities borrowed, financial instruments owned—corporate and other debt and corporate equities, securities received as collateral, federal funds sold and securities purchased under agreements to resell and receivables from customers, partially offset by increases in interest bearing deposits with banks. In the fourth quarter of fiscal 2008, the Company increased its focus on rescaling the size of its balance sheet intensive businesses including prime brokerage and select proprietary trading strategies.

Within the sales and trading related assets and liabilities are transactions attributable to securities financing activities. As of November 30, 2008, securities financing assets and liabilities were $251 billion and $238 billion, respectively. Securities financing transactions include repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received, customer receivables/payables and related segregated customer cash.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer owned securities, and customer cash, which is segregated, according to regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage clients. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets was $5 billion recorded under certain provisions of SFAS No. 140 which represented equal and offsetting assets and liabilities for fully collateralized non-cash loan transactions.

The Company uses the balance sheet leverage ratio, the Tier 1 leverage ratio and risk based capital ratios (see “Regulatory Requirements” herein) as indicators of capital adequacy when viewed in the context of the Company’s overall liquidity and capital policies. The Company utilizes the leverage ratio when evaluating leverage trends. The balance sheet leverage ratio reflects the deduction from shareholders’ equity of the amount of equity used to support goodwill and intangible assets (as the Company does not view this amount of equity as available to support its risk capital needs). In addition, the Company views junior subordinated debt issued to capital trusts as a component of its capital base given the inherent characteristics of the securities including their long-dated nature, the Company’s ability to defer coupon interest, and the subordinated nature of the obligations in the capital structure. The Company also receives rating agency equity credit for these securities.

The following table sets forth the Company’s total assets and leverage ratios as of November 30, 2008 and November 30, 2007 and for the average month-end balances during fiscal 2008 and fiscal 2007:

	Balance at		Average Month-End Balance
	November 30, 2008	November 30, 2007	Fiscal 2008	Fiscal 2007
	(dollars in millions, except ratio data)
Total assets	$658,812	$1,045,409	$1,006,608	$1,202,065

Common equity	$31,676	$30,169	$33,590	$35,235
Preferred equity	19,155	1,100	3,878	1,100

Shareholders’ equity	50,831	31,269	37,468	36,335
Junior subordinated debentures issued to capital trusts	10,266	4,876	9,963	4,878

Subtotal	61,097	36,145	47,431	41,213
Less: Goodwill and net intangible assets	(3,138)	(4,071)	(3,914)	(3,924)

Tangible shareholders’ equity	$57,959	$32,074	$43,517	$37,289

Leverage ratio(1)	11.4x	32.6x	23.1x	32.2x

(1)	Leverage ratio equals total assets divided by tangible shareholders’ equity.

Balance Sheet and Funding Activity in Fiscal 2008.

The Company’s total non-current portion of long-term borrowings, shareholders’ equity and deposits form a stable source of long-term funding for the Company.

	At November 30, 2008	At November 30, 2007
	(dollars in millions)
Common shareholders’ equity	$31,676	$30,169
Preferred stock	19,155	1,100
Junior subordinated debentures	10,266	4,876
Non-current portion of long-term borrowings	141,466	159,816

Subtotal	202,563	195,961
Deposits	42,755	31,179

Total long-term funding	$245,318	$227,140

During fiscal 2008, the Company issued notes with a carrying value at year-end aggregating approximately $45 billion, including non-U.S. dollar currency notes aggregating approximately $13 billion. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates trading levels. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 6.4 years at November 30, 2008 and 5.5 years at November 30, 2007.

As of November 30, 2008, the aggregate outstanding principal amount of the Company’s senior indebtedness was approximately $156 billion (including guaranteed obligations of the indebtedness of subsidiaries) compared with $207 billion as of November 30, 2007. The decrease in the amount of senior indebtedness was primarily due to maturities and repurchases of senior debt as well as currency revaluations.

China Investment Corporation Investment.

In December 2007, the Company sold Equity Units that included contracts to purchase Company common stock to a wholly owned subsidiary of CIC for approximately $5,579 million. CIC’s ownership in the Company’s common stock, including the number of shares of common stock to be received by CIC upon settlement of the stock purchase contracts, will be 9.9% or less of the Company’s total shares outstanding based on the total shares that were outstanding on November 30, 2007. CIC is a passive financial investor and has no special rights of ownership nor a role in the management of the Company. A substantial portion of the investment proceeds was treated as Tier 1 capital for regulatory capital purposes.

For a more detailed summary of the Equity Units, including the junior subordinated debentures issued to support trust common and trust preferred securities and the stock purchase contracts, see Note 11 to the consolidated financial statements.

Mitsubishi UFJ Financial Group, Inc.

On October 13, 2008, the Company issued to MUFG 7,839,209 shares of Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (“Series B Preferred Stock”) and 1,160,791 shares of Series C Non-Cumulative Non-Voting Perpetual Preferred Stock (“Series C Preferred Stock”) for an aggregate purchase price of $9 billion that gave MUFG a 21% ownership interest on a fully-diluted basis at the date of issuance (see Note 11 to the consolidated financial statements). The Series B Preferred Stock and Series C Preferred Stock qualify as Tier 1 capital for regulatory capital purposes.

Capital Purchase Program.

The Company was part of the initial group of financial institutions participating in the CPP, and on October 26, 2008 entered into a Securities Purchase Agreement—Standard Terms with the U.S. Treasury pursuant to which, among other things, the Company sold to the U.S. Treasury for an aggregate purchase price of $10 billion, 10 million shares of Series D Fixed Rate Cumulative Perpetual Preferred Stock of the Company (the “Series D Preferred Stock”) and warrants to purchase up to 65,245,759 shares of common stock of the Company at an exercise price of $22.99 per share (see Note 11 to the consolidated financial statements).

The Series D Preferred Stock qualifies as Tier 1 capital and ranks senior to the Company’s common shares and pari passu, which is at an equal level in the capital structure, with existing preferred shares, other than preferred shares which by their terms rank junior to any other existing preferred shares. The Series D Preferred Stock pays a compounding cumulative dividend rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after year five. The Series D Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series D Preferred Stock. The Series D Preferred Stock is callable at par after three years. Prior to the end of three years, the Series D Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of at least $250 million. The U.S. Treasury may also transfer the Series D Preferred Stock to a third party at any time. The number of shares to be delivered upon settlement of the warrant will be reduced by 50% if the Company receives aggregate gross proceeds of at least 100% of the aggregate Liquidation Preference of the Series D Preferred Stock ($10 billion) from one or more qualified equity offerings prior to December 31, 2009.

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

As of November 30, 2008, the Company’s equity capital (which includes shareholders’ equity and junior subordinated debentures issued to capital trusts) was $61,097 million, an increase of $24,952 million from November 30, 2007, primarily due to the CIC, MUFG and CPP investments and growth in retained earnings.

In December 2006, the Company announced that its Board of Directors had authorized the repurchase of up to $6 billion of the Company’s outstanding common stock. This share repurchase authorization replaced the Company’s previous repurchase authorizations with one repurchase program for capital management purposes that will consider, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. As of November 30, 2008, the Company had approximately $1.6 billion remaining under its current share repurchase authorization. During fiscal 2008, the Company repurchased $711 million of its common stock as part of its capital management share repurchase program (see also “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” in Part II, Item 5). As a condition under the CPP, the Company’s share repurchases are currently limited to purchases in connection with the administration of any employee benefit plan, consistent with past practices, including purchases to offset share dilution in connection with any such plans. This restriction is effective until October 2011 or until the U.S. Treasury no longer owns any of the Company’s preferred shares issued under the CPP.

The Board of Directors determines the declaration and payment of dividends on a quarterly basis. In December 2008, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.27. The Company also announced that its Board of Directors declared a quarterly dividend of $348.35 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $0.34835); a quarterly dividend of $25.56 per share of perpetual Fixed Rate Non-Cumulative Convertible Preferred Stock, Series B; a quarterly dividend of $25.56 per share of perpetual Fixed Rate Non-Cumulative Preferred Stock, Series C; and a quarterly dividend of $10.69 per share of perpetual Fixed Rate Cumulative Preferred Stock, Series D. As part of its participation in the CPP, the Company agreed that it would not, without the U.S. Treasury’s consent, increase the current dividend on its common stock as long as any preferred stock issued under the CPP remains outstanding until the third anniversary of the investment or until the U.S. Treasury has transferred all of the preferred stock it purchased under the CPP to third parties.

In addition, pursuant to the terms of the CPP investment, the Company is prohibited from paying any dividend with respect to shares of common stock, other junior securities or preferred stock ranking pari passu with the Series D Preferred Stock or repurchasing or redeeming any shares of the Company’s common shares, other junior securities or preferred stock ranking pari passu with the Series D Preferred Stock in any quarter unless all accrued and unpaid dividends are paid on the Series D Preferred Stock for all past dividend periods (including the latest completed dividend period), subject to certain limited exceptions.

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

The following table presents the Company’s allocated average Tier 1 capital (“economic capital”) and average common equity for fiscal 2008 and fiscal 2007:

	Fiscal 2008		Fiscal 2007
	Average Tier 1 capital	Average common equity	Average Tier 1 capital	Average common equity
	(dollars in billions)
Institutional Securities	$25.9	$23.3	$24.6	$23.9
Global Wealth Management Group	1.7	1.5	1.5	1.7
Asset Management	3.7	3.9	2.7	3.5
Unallocated capital	6.6	4.9	2.9	2.9

Total from continuing operations	37.9	33.6	31.7	32.0
Discontinued operations	—	—	2.7	3.2

Total	$37.9	$33.6	$34.4	$35.2

Tier 1 capital allocated to the Institutional Securities business segment increased compared with fiscal 2007 driven by growth in credit risk exposure partially offset by the incorporation of market risk capital model enhancements. Tier 1 capital and common equity allocated to Asset Management increased primarily due to consolidation of Crescent on the Company’s consolidated statement of financial condition. See “Other Matters—Real Estate-Related Positions—Real Estate Investments—Crescent” herein for further discussion. Additionally, the proportion of common equity allocated to the operating segments decreased due to the issuance of hybrid capital. See “China Investment Corporation Investment,” “Mitsubishi UFJ Financial Group Inc.” and “Capital Purchase Program” herein.

The Company generally uses available unallocated capital for organic growth, additional acquisitions and other capital needs, including repurchases of common stock where permitted under the terms of the CPP while maintaining adequate capital ratios. For a discussion of risk-based capital ratios, see “Regulatory Requirements” herein.

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

Liquidity Management Policies.

The principal elements of the Company’s liquidity management framework are the Contingency Funding Plan (“CFP”) and Liquidity Reserves. Comprehensive financing guidelines (secured funding, long-term funding strategy, surplus capacity, diversification and staggered maturities) support the Company’s target liquidity profile.

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

The Company’s CFP model is designed to be dynamic and scenarios incorporate a wide range of potential cash outflows during a liquidity stress event, including, but not limited to, the following: (i) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (ii) maturity roll-off of outstanding letters of credit with no further issuance and replacement with cash collateral; (iii) return of unsecured securities borrowed and any cash raised against these securities; (iv) additional collateral that would be required by counterparties in the event of a two-notch long-term credit ratings downgrade; (v) higher haircuts on or lower availability of secured funding, similar to a stressed cash capital approach; (vi) client cash withdrawals; (vii) drawdowns on unfunded commitments provided to third parties; and (viii) discretionary unsecured debt buybacks.

The CFP is produced on a parent and major subsidiary level to capture specific cash requirements and cash availability at various legal entities. The CFP assumes that the parent company does not have access to cash that may be held at certain subsidiaries due to regulatory, legal or tax constraints. In addition, the CFP assumes that the parent company does not draw down on its committed credit facilities.

Liquidity Reserves.    The Company seeks to maintain target liquidity reserves that are sized to cover daily funding needs and meet strategic liquidity targets as outlined in the CFP. These liquidity reserves are held in the form of cash deposits with banks and pools of unencumbered securities. The parent company liquidity reserve is managed globally and consists of overnight cash deposits and unencumbered U.S. and European government bonds and other high-quality collateral. All of the parent securities are central bank eligible. The Company believes that diversifying the form in which its liquidity reserves (cash and securities) are maintained enhances its ability to quickly and efficiently source funding in a stressed environment. The Company’s funding requirements and target liquidity reserves may vary based on changes to the level and composition of its balance sheet, timing of specific transactions, client financing activity, market conditions and seasonal factors.

On November 30, 2008, the parent liquidity reserve was $61 billion and the total Company liquidity reserve was $130 billion. The average parent liquidity reserve was $69 billion and the average total Company liquidity reserve was $138 billion for fiscal 2008.

Committed Credit Facilities.

The Company maintains a $5 billion senior revolving credit agreement with a group of banks to support general liquidity needs, which consists of three separate tranches: a U.S. dollar tranche; a Japanese yen tranche; and a multicurrency tranche available in both euro and the British pound, all of which exist with the Company as borrower. At November 30, 2008, no borrowings were outstanding under the credit agreement. The credit agreement expires on April 16, 2009 and the Company does not expect to renew this facility.

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

The Company funds its balance sheet on a global basis through diverse sources. These sources may include the Company’s equity capital, long-term debt, repurchase agreements, securities lending, deposits, commercial paper, letters of credit and lines of credit. The Company has active financing programs for both standard and structured products in the U.S., European and Asian markets, targeting global investors and currencies such as the U.S. dollar, Euro, British pound, Australian dollar and Japanese yen.

Secured Financing.    A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from its Institutional Securities sales and trading activities. The liquid nature of these assets provides the Company with flexibility in financing these assets with collateralized borrowings.

The Company’s goal is to achieve an optimal mix of secured and unsecured funding through appropriate use of collateralized borrowings. The Institutional Securities business segment emphasizes the use of collateralized short-term borrowings to limit the growth of short-term unsecured funding, which is more typically subject to disruption during periods of financial stress. As part of this effort, the Institutional Securities business segment continually seeks to expand its global secured borrowing capacity.

In addition, the Company, through several of its subsidiaries, maintains funded and unfunded committed credit facilities to support various businesses, including the collateralized commercial and residential mortgage whole loan, derivative contracts, warehouse lending, emerging market loan, structured product, corporate loan, investment banking and prime brokerage businesses.

On March 11, 2008, the Fed announced an expansion of its securities lending program to promote liquidity in the financing markets for Treasury securities and other collateral. Under the TSLF, the Fed will lend up to $200 billion of Treasury securities to primary dealers secured for a term of 28 days (rather than overnight, as in the existing program) by a pledge of other securities, including federal agency debt, federal agency residential-mortgage-backed securities (“MBS”), and non-agency AAA/Aaa-rated private-label residential MBS. In September 2008, the Fed changed the TSLF from a monthly to a weekly competitive auction.

On March 16, 2008, the Fed announced that the Federal Reserve Bank of New York (the “New York Fed”) has been granted the authority to establish a PDCF. The PDCF provides overnight funding to primary dealers in exchange for a specified range of collateral. The Company may at times use the PDCF as an additional source of secured funding for its regular business operations. In September 2008, the New York Fed expanded the schedule of collateral acceptable under the PDCF.

In September 2008, the Company became a financial holding company under the BHC Act (see “Supervision and Regulation—Financial Holding Company” in Part I). Additionally, the Fed authorized the New York Fed to extend credit to the Company’s U.S. broker-dealer subsidiary against all types of collateral that may be pledged at the Fed’s Primary Credit Facility (“PCF”) for depository institutions or at the PDCF. The Fed also authorized the New York Fed to extend credit to the Company’s London-based broker-dealer subsidiary against collateral that would be eligible to be pledged at the PDCF.

Unsecured Financing.    The Company views long-term debt and deposits as stable sources of funding for core inventories and illiquid assets. Securities inventories not financed by secured funding sources and the majority of current assets are financed with a combination of short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating rate and deposits. The Company uses derivative products (primarily interest rate, currency and equity swaps) to assist in asset and liability management, reduce borrowing costs and hedge interest rate risk (see Note 8 to the consolidated financial statements).

Temporary Liquidity Guarantee Program.    In October 2008, the Secretary of the U.S. Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the TLGP.

The TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Company) between October 14, 2008 and June 30, 2009. The maximum amount of FDIC-guaranteed debt a participating Eligible Entity (including the Company) may have outstanding is 125% of the entity’s senior unsecured debt that was outstanding as of September 30, 2008 that was scheduled to mature on or before June 30, 2009. The ability of Eligible Entities (including the Company) to issue guaranteed debt under this program is scheduled to expire on June 30, 2009. As of December 31, 2008, the Company had $16.2 billion of senior unsecured debt outstanding under the TLGP.

Short-Term Borrowings.    The Company’s unsecured short-term borrowings may consist of commercial paper, bank loans, bank notes and structured notes with maturities of twelve months or less at issuance.

The table below summarizes the Company’s short-term unsecured borrowings:

	At November 30, 2008	At November 30, 2007
	(dollars in millions)
Commercial paper	$6,744	$22,596
Other short-term borrowings	3,739	11,899

Total	$10,483	$34,495

Commercial Paper Funding Facility.    On October 7, 2008, the Fed announced the creation of the CPFF, a facility that complements the Fed’s existing credit facilities to help provide liquidity to term funding markets. The CPFF provides a liquidity backstop to U.S. issuers of commercial paper through a special purpose vehicle that purchases three-month unsecured and asset-backed commercial paper directly from eligible issuers. The CPFF is intended to improve liquidity in short-term funding markets and thereby increase the availability of credit for businesses and households. The CPFF finances only highly rated, U.S. dollar-denominated, three-month commercial paper. On October 27, 2008, the CPFF began funding purchases of commercial paper. The Company has been participating in the CPFF program.

Deposits.    The Company’s bank subsidiaries’ primary source of funding includes bank deposit sweeps, federal funds purchased, certificates of deposit, money market deposit accounts, commercial paper and Federal Home Loan Bank advances.

Deposits were as follows:

	At November 30, 2008	At November 30, 2007
	(dollars in millions)
Savings and demand deposits	$36,673	$27,186
Time deposits(1)	6,082	3,993

Total	$42,755	$31,179

(1)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 3 to the consolidated financial statements).

Deposits increased over the past year as consistent with the Company’s ongoing strategy to enhance its stable funding profile.

On October 3, 2008, under the Emergency Economic Stabilization Act of 2008, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increased coverage lasts through December 31, 2009 and is in effect for Morgan Stanley’s two U.S. depository institutions.

Additionally, under the Final Rule implementing the TLGP, the FDIC provides unlimited deposit insurance through December 31, 2009, for certain transaction accounts at FDIC-insured participating institutions. The Company has elected for its FDIC-insured subsidiaries to participate in the account guarantee of the TLGP.

Long-Term Borrowings.    The Company uses a variety of long-term debt funding sources to generate liquidity, taking into consideration the results of the CFP. In addition, the issuance of long-term debt allows the Company to reduce reliance on short-term credit sensitive instruments (e.g., commercial paper and other unsecured short-term borrowings). Financing transactions are structured to ensure staggered maturities, thereby mitigating refinancing risk, and to maximize investor diversification through sales to global institutional and retail clients. Availability and cost of financing to the Company can vary depending on market conditions, the volume of certain trading and lending activities, the Company’s credit ratings and the overall availability of credit. As a result of the significant disruptions in the credit markets, the cost of new financing available to the Company during the fourth quarter of fiscal 2008 increased significantly.

During fiscal 2008, the Company’s long-term financing strategy was driven, in part, by its continued focus on improving its balance sheet strength (evaluated through enhanced capital and liquidity positions). As a result, for fiscal 2008, a principal amount of approximately $45 billion of unsecured debt was issued.

The Company may from time to time engage in various transactions in the credit markets (including, for example, debt repurchases) which it believes are in the best interests of the Company and its investors. During the fourth quarter of fiscal 2008, the Company repurchased $12.1 billion of fixed/floating rate long-term debt.

The Company’s long-term borrowings included the following components:

	At November 30, 2008	At November 30, 2007
	(dollars in millions)
Senior debt	$148,959	$181,733
Subordinated debt	4,212	4,015
Junior subordinated debentures	10,266	4,876

Total	$163,437	$190,624

Credit Ratings.

The Company relies on external sources to finance a significant portion of its day-to-day operations. The cost and availability of financing generally are dependent on the Company’s short-term and long-term credit ratings. In addition, the Company’s debt ratings can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as OTC derivative transactions, including credit derivatives and interest rate swaps. Factors that are important to the determination of the Company’s credit ratings include the level and quality of earnings, capital adequacy, liquidity, risk appetite and management, asset quality and business mix.

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business segment, the Company may be required to provide additional collateral to certain counterparties in the event of a credit ratings downgrade. As of November 30, 2008, the amount of additional collateral that could be called by counterparties under the terms of collateral agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was approximately $498.3 million. An additional amount of approximately $1,456.2 million could be called in the event of a two-notch downgrade. Of these amounts, $1,013.2 million relates to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

As of January 28, 2009, the Company’s and Morgan Stanley Bank, N.A.’s senior unsecured ratings were as set forth below. The Company does not intend to disclose any future revisions to, or withdrawals of, these ratings, except in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

	Company			Morgan Stanley Bank, N.A.
	Short-Term Debt	Long-Term Debt	Rating Outlook	Short-Term Debt	Long-Term Debt	Rating Outlook
Dominion Bond Rating Service Limited	R-1 (middle)	A (high)	Negative	—	—	—
Fitch Ratings	F1	A	Stable	F1	A+	Stable
Moody’s Investors Service	P-1	A2	Negative	P-1	A1	Negative
Rating and Investment Information, Inc.	a-1	A+	Downgrade Review	—	—	—
Standard & Poor’s	A-1	A	Negative	A-1	A+	Negative

Off-Balance Sheet Arrangements with Unconsolidated Entities.

The Company enters into various arrangements with unconsolidated entities, including variable interest entities, primarily in connection with its Institutional Securities business segment.

Institutional Securities Activities.    The Company utilizes SPEs primarily in connection with securitization activities. The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the consolidated statements of income. Retained interests in securitized financial assets were approximately $1.2 billion at November 30, 2008, substantially all of which were related to residential mortgage loan, commercial mortgage loan and U.S. agency collateralized mortgage obligation securitization transactions. For further information about the Company’s securitization activities, see Notes 2 and 5 to the consolidated financial statements as well as “Critical Accounting Policies” herein.

The Company has entered into liquidity facilities with SPEs and other counterparties, whereby the Company is required to make certain payments if losses or defaults occur. The Company often may have recourse to the underlying assets held by the SPEs in the event payments are required under such liquidity facilities (see Note 9 to the consolidated financial statements).

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

The table below summarizes certain information regarding derivative contracts, financial guarantees to third parties, market value guarantees and liquidity facilities at November 30, 2008:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Notional amount of derivative contracts(1)	$985,276	$1,098,775	$1,915,444	$1,563,384	$5,562,879	$659,296	$—
Standby letters of credit and other financial guarantees issued(2)	1,102	1,813	1,977	4,445	9,337	98	4,794
Market value guarantees	—	—	—	658	658	35	144
Liquidity facilities	3,445	658	192	376	4,671	24	3,415
General partner guarantees	18	236	66	137	457	26	—
Auction rate security guarantees	2,572	—	—	—	2,572	193	—

(1)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Approximately $2.2 billion of standby letters of credit are also reflected in the “Commitments” table below in primary and secondary lending commitments.

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

See Note 9 to the consolidated financial statements for information on trust preferred securities, indemnities, exchange/clearinghouse member guarantees, general partner guarantees, securitized asset guarantees and other guarantees.

Commitments and Contractual Obligations.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending as of November 30, 2008 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at November 30, 2008
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$3,575	$2	$—	$—	$3,577
Investment activities	1,749	586	262	635	3,232
Primary lending commitments(1)(2)	9,506	10,161	20,966	1,793	42,426
Secondary lending commitments(1)	44	56	217	115	432
Commitments for secured lending transactions	1,302	938	1,662	17	3,919
Forward starting reverse repurchase agreements(3)	46,477	—	—	—	46,477
Commercial and residential mortgage-related commitments(1)	2,822	—	—	—	2,822
Other commitments(4)	1,988	4	1	—	1,993

Total	$67,463	$11,747	$23,108	$2,560	$104,878

(1)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the consolidated statements of financial condition (see Note 3 to the consolidated financial statements).
(2)	This amount includes commitments to asset-backed commercial paper conduits of $571 million as of November 30, 2008, of which $563 million have maturities of less than one year and $8 million of which have maturities of three to five years.

(3)	The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to November 30, 2008 and settle subsequent to year-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and as of November 30, 2008, $45.5 billion of the $46.5 billion settled with three business days.
(4)	This amount includes binding commitments to enter into margin-lending transactions of $1.0 billion as of November 30, 2008 in connection with the Company’s Institutional Securities business segment.

For further description of these commitments, see Note 9 to the consolidated financial statements and “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part II Item 7A.

In the normal course of business, the Company enters into various contractual obligations that may require future cash payments. Contractual obligations at November 30, 2008 include long-term borrowings, operating leases and purchase obligations. The Company’s future cash payments associated with its contractual obligations as of November 30, 2008 are summarized below:

	Payments Due in:
	Fiscal 2009	Fiscal 2010-2011	Fiscal 2012-2013	Thereafter	Total
	(dollars in millions)
Long-term borrowings(1)	$21,971	$33,323	$42,596	$65,547	$163,437
Operating leases–office facilities(2)	568	991	775	2,651	4,985
Operating leases–equipment(2)	452	440	173	74	1,139
Purchase obligations(3)	399	247	2	—	648

Total	$23,390	$35,001	$43,546	$68,272	$170,209

(1)	See Note 8 to the consolidated financial statements.
(2)	See Note 9 to the consolidated financial statements.
(3)	Purchase obligations for goods and services include payments for, among other things, consulting, outsourcing, advertising, sponsorship, and computer and telecommunications maintenance agreements. Purchase obligations at November 30, 2008 reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on the Company’s consolidated statement of financial condition. See Note 22 to the consolidated financial statements regarding subsequent events.

Regulatory Requirements.

In September 2008, the Company became a financial holding company subject to the regulation and oversight of the Fed. In granting financial holding company status, the Fed will evaluate the Company’s compliance with well-capitalized standards prospectively (see “Supervision and Regulation—Financial Holding Company” in Part I). Prior to September 2008, the Company was a consolidated supervised entity as defined by the SEC.

During fiscal 2008 and as of November 30, 2008, the Company calculated capital requirements on a consolidated basis in accordance with the Basel II Accord as interpreted by the SEC. The Basel II Accord is designed to be a risk-based capital adequacy approach, which allows for the use of internal estimates of risk components to calculate regulatory capital. As of November 30, 2008, the Company was in compliance with Basel II capital requirements with a ratio of total capital to risk-weighted assets (“RWAs”) of 26.8%. The Company seeks to maintain a ratio of Tier 1 capital to RWAs of at least 6%. This ratio as of November 30, 2008 was 17.9%.

In addition to the above ratios, financial holding companies are also subject to a Tier 1 leverage ratio as defined by the Fed. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets and deferred tax assets). The adjusted average total assets are derived using month-end balances for the fiscal quarter. This ratio as of November 30, 2008 was 6.6%.

The following table presents the Company’s Basel II consolidated capital ratios and allowances as of November 30 and August 31, 2008 (dollars in millions):

	November 30, 2008	August 31, 2008
Allowable Capital
Tier 1 capital:
Common shareholders’ equity	$31,676	$34,665
Qualifying preferred stock	19,155	1,100
Qualifying mandatorily convertible trust preferred securities	5,579	5,579
Qualifying other junior subordinated debt issued to capital trusts	4,788	4,788
Less: Goodwill	(1,823)	(2,536)
Less: Non-servicing intangible assets	(675)	(757)
Less: Net deferred tax assets	(4,747)	(3,074)
Less: Debt valuation adjustment	(4,059)	(2,201)

Total Tier 1 capital	49,894	37,564

Tier 2 capital:
Other components of allowable capital:
Qualifying subordinated debt	4,102	4,092
Qualifying long-term debt	20,845	14,690

Total Tier 2 capital	24,947	18,782

Total allowable capital	$74,841	$56,346

Risk-Weighted Assets
Market risk	$80,451	$100,521
Credit risk	151,954	144,966
Operational risk	46,375	51,100

Total	$278,780	$296,587

Capital Ratios
Total capital ratio	26.8%	19.0%

Tier 1 capital ratio	17.9%	12.7%

Total allowable capital is comprised of Tier 1 and Tier 2 capital. Tier 1 capital consists predominately of common shareholders’ equity as well as qualifying preferred stock (including cumulative preferred stock issued to the U.S. Department of the Treasury and non-cumulative preferred stock), trust preferred securities mandatorily convertible to common equity and other junior subordinated debt issued to trusts less goodwill (excluding minority ownership), non-servicing intangible assets (excluding mortgage servicing rights), net deferred tax assets (recoverable in excess of one year) and debt valuation adjustment (“DVA”). DVA represents the cumulative change in fair value of certain of the Company’s borrowings (for which the fair value option was elected) that was attributable to changes in instrument-specific credit spreads and is included in retained earnings. For a further discussion of fair value see Note 3 to the consolidated financial statements. Tier 2 capital consists of qualifying subordinated and long-term debt. Long-term debt included in Tier 2 capital has a maturity greater than five years and is limited (together with qualifying subordinated debt) to an amount equal to 50% of Tier 1 capital, until December 1, 2008 when long-term debt no longer is included in Tier 2 capital. The Company’s total capital ratio excluding long-term debt from Tier 2 capital was 19.4% as of November 30, 2008.

As of November 30, 2008, the Company calculated its RWAs in accordance with the regulatory capital requirements of the SEC which is consistent with guidelines described under the Basel II Accord. RWAs reflect both on and off balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations. For March 31, 2009 and future dates, the Company expects to calculate its capital ratios and RWAs in accordance with the capital adequacy standards for bank holding companies adopted by the Fed. These standards are based upon a framework described in the “International Convergence of Capital Measurement,” July 1988, as amended, also referred to as Basel I.

Market RWAs reflect capital charges attributable to the risk of loss resulting from adverse changes in market prices and other factors. For a further discussion of the Company’s market risks and Value-at-Risk model, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A herein. Market RWAs incorporate three components: Systematic risk, Specific risk, and Incremental Default risk (“IDR”). Systematic and Specific risk charges are computed using either a Standardized Approach (applying a fixed percentage to the fair value of the assets) or the Company’s Value-at-Risk model. Capital charges related to IDR are calculated using an IDR model that estimates the loss due to sudden default events affecting traded financial instruments at a 99.9% confidence level. In addition, Market RWAs include assets classified as investments for which capital is computed using a Standardized Approach.

Credit RWAs reflect capital charges attributable to the risk of loss arising from a borrower or counterparty failing to meet its financial obligations. For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part II, Item 7A herein. Credit RWAs are determined using either an Internal Ratings-based (“IRB”) Approach, which reflects the Company’s internal estimate of a borrower or counterparty’s credit worthiness, or a Standardized Approach. A Standardized Approach is used for certain asset categories, including receivables (e.g., fees, interest and other), premises, equipment and software costs, and other assets where a fixed percentage is applied to the fair value of the assets. Credit capital charges related to certain loans, OTC derivative receivable exposures and security financing transactions are computed using an IRB Approach. Within the IRB Approach, future potential credit exposure resulting from derivative receivables is estimated using an internal model and is the most significant contributor to total Credit RWAs. The risk-reducing effect of hedges related to loan and counterparty exposures is excluded from capital calculations.

Operational risk capital charges are designed to account for the risk of losses due to inadequate or failed internal processes, people and systems, or external events and take into account legal risk. RWAs for operational risk are currently calculated under the Basic Indicator Approach in accordance with Basel II. The Company holds capital equal to the average net revenues over the previous three years using a fixed percentage. For a further discussion of operational risks, see “Quantitative and Qualitative Disclosures about Market Risk—Operational Risk” in Part II, Item 7A herein.

The Company also employs an Economic Capital framework, whereby incremental capital for stress losses is held in addition to capital requirements under Basel II requirements (see “Liquidity and Capital Resources—Economic Capital” herein).

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Risk Management.

Risk Management Policy and Control Structure.

Risk is an inherent part of the Company’s business and activities. The Company’s ability to properly and effectively identify, assess, monitor and manage each of the various types of risk involved in its activities is critical to its soundness and profitability. The Company’s portfolio of business activities helps reduce the impact that volatility in any particular area or related areas may have on its net revenues as a whole. The Company seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal risks involved in the Company’s business activities: market, credit, liquidity and funding, operational and legal risk. Liquidity and funding risk is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7. The Company’s currency exposure relating to its net monetary investments in non-U.S. dollar functional currency subsidiaries is discussed in Note 11 to the consolidated financial statements.

The cornerstone of the Company’s risk management philosophy is the execution of risk-adjusted returns through prudent risk-taking that protects the Company’s capital base and franchise. The Company’s risk management philosophy is based on the following principles: comprehensiveness, independence, accountability, defined risk tolerance and transparency. Given the importance of effective risk management to the Company’s reputation, senior management requires thorough and frequent communication and appropriate escalation of risk matters.

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

The nature of the Company’s risks, coupled with this risk management philosophy, informs the Company’s risk governance structure. The Company’s risk governance structure includes the Firm Risk Committee, the Chief Risk Officer, the Internal Audit Department, independent control groups, and various other risk control managers, committees and groups located within and across business segments.

The Firm Risk Committee, composed of the Company’s most senior officers, oversees the Company’s risk management structure. The Firm Risk Committee’s responsibilities include oversight of the Company’s risk management principles, procedures and limits, and the monitoring of material market, credit, liquidity and funding, legal, operational and franchise risks and the steps management has taken to monitor and manage such risks. The Firm Risk Committee is overseen by the Audit Committee of the Board of Directors (the “Audit Committee”).

The Chief Risk Officer, a member of the Firm Risk Committee who reports to the Chief Executive Officer, oversees compliance with Company risk limits; approves certain excessions of Company risk limits; reviews material market, credit and operational risks; and reviews results of risk management processes with the Audit Committee.

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

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, the Company incurs market risk as a result of trading and client facilitation activities, principally within the Institutional Securities business where the substantial majority of the Company’s Value-at-Risk (“VaR”) for market risk exposures is generated. In addition, the Company incurs trading-related market risk within the Global Wealth Management Group. Asset Management incurs non-trading market risk primarily from capital investments in real estate funds and investments in private equity vehicles.

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

Recent Market Conditions.

Recent unprecedented events in the global markets (see “Executive Summary—Global Market and Economic Conditions in Fiscal 2008” Part II, Item 7 herein) are significantly outside the loss estimates forecast by VaR models and are more commonly measured by alternative risk measures such as stress tests and scenario analysis. In fiscal 2008, the Company continued to enhance these alternative risk measures to better reflect exposures arising from certain products (e.g., securitized products). The Company continues to improve its risk measurement using stress tests and scenario analysis and has refined its market risk limit framework. These actions, however, may not address the potential severity of possible losses as actual market moves may continue to be more dramatic than the estimates included in the Company’s VaR, stress tests and scenario analyses. For a further discussion on limitations to VaR models, see “VaR Methodology, Assumptions and Limitations” below.

Sales and Trading and Related Activities.

Primary Market Risk Exposures and Market Risk Management.    During fiscal 2008, the Company had exposures to a wide range of interest rates, equity prices, foreign exchange rates and commodity prices—and the associated implied volatilities and spreads—related to the global markets in which it conducts its trading activities.

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

The Company’s VaR models evolve over time in response to changes in the composition of trading portfolios and to improvements in modeling techniques and systems capabilities. The Company is committed to continuous review and enhancement of VaR methodologies and assumptions in order to capture evolving risks associated with changes in market structure and dynamics. As part of regular process improvement, additional systematic and name-specific risk factors may be added to improve the VaR model’s ability to more accurately estimate risks to specific asset classes or industry sectors. In response to increased levels of market volatility realized during fiscal 2008, the Company has reviewed the appropriateness of the implementation of its VaR models and has made certain changes to more accurately capture risks generated by certain fixed income products. These changes include additional historical time series that provide broader product coverage of subprime consumer and other mortgage products as well as updated mappings of risk exposures to historical price time series.

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

VaR for Fiscal 2008.    The table below presents the Company’s Aggregate, Trading and Non-trading VaR for each of the Company’s primary market risk exposures at November 30, 2008 and November 30, 2007, incorporating substantially all financial instruments generating market risk that are managed by the Company’s trading businesses. This measure of VaR incorporates most of the Company’s trading-related market risks. However, a small proportion of trading positions generating market risk is not included in VaR, and the modeling of the risk characteristics of some positions relies upon approximations that, under certain circumstances, could produce significantly different VaR results from those produced using more precise measures. For example, risks associated with residential mortgage-backed securities have been approximated as it is difficult to capture precisely the relevant microeconomic factors that affect mortgage prices within a VaR context.

Aggregate VaR also incorporates certain non-trading risks, including (a) the interest rate risk generated by funding liabilities related to institutional trading positions, (b) public company equity positions recorded as investments by the Company and (c) corporate loan exposures that are awaiting distribution to the market. Investments made by the Company that are not publicly traded are not reflected in the VaR results presented below. Aggregate VaR also excludes certain funding liabilities primarily related to fixed and other non-trading assets. The credit spread risk generated by the Company’s funding liabilities is not included in the Company’s Aggregate VaR calculations. As of November 30, 2008, the notional amount of funding liabilities related to non-trading assets (including premises, equipment and software, goodwill, deferred tax assets and intangible assets) was approximately $8.7 billion, with a duration of approximately 11 years. The credit spread risk sensitivity generated by the Company’s funding liabilities (i.e., those funding both trading and non-trading assets) corresponded to an increase in value of approximately $81 million for each +1 basis point (or 1/100th of a percentage point) widening in the Company’s credit spread level as of November 30, 2008.

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

The table below presents 95%/one-day VaR for each of the Company’s primary risk exposures and on an aggregate basis at November 30, 2008 and November 30, 2007.

	Aggregate (Trading and Non-trading)		Trading		Non-trading
Table 1: 95% Total VaR	95%/One-Day VaR at November 30,		95%/One-Day VaR at November 30,		95%/One-Day VaR at November 30,
Primary Market Risk Category	2008	2007	2008	2007	2008	2007
	(dollars in millions)
Interest rate and credit spread	$127	$52	$98	$45	$67	$33
Equity price	23	40	23	39	4	4
Foreign exchange rate	14	24	14	25	2	1
Commodity price	23	34	23	34	—	—

Subtotal	187	150	158	143	73	38
Less diversification benefit(1)	52	67	54	65	6	5

Total VaR	$135	$83	$104	$78	$67	$33

(1)	Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s Aggregate VaR at November 30, 2008 was $135 million compared with $83 million at November 30, 2007. The increase in Aggregate VaR at year-end was driven primarily by a substantial increase in interest rate and credit spread VaR, partially offset by decreases in equity price, foreign exchange rate and commodity price VaR.

The Company’s Trading VaR at November 30, 2008 was $104 million compared with $78 million at November 30, 2007. The increase in Trading VaR at year-end was driven primarily by a substantial increase in interest rate and credit spread VaR, partially offset by decreases in equity price, foreign exchange rate and commodity price VaR.

Non-trading VaR at November 30, 2008 increased to $67 million from $33 million at November 30, 2007 primarily due to an increase in interest rate and credit spread VaR.

The Company views average Trading VaR over a period of time as more representative of trends in the business than VaR at any single point in time. Table 2 below, which presents the high, low and average 95%/one-day Trading VaR during fiscal 2008 and fiscal 2007, represents substantially all of the Company’s trading activities. Certain market risks included in the year-end Aggregate VaR discussed above are excluded from these measures (e.g., equity price risk in public company equity positions recorded as principal investments by the Company and certain funding liabilities related to trading positions).

Average Trading VaR for fiscal 2008 increased to $98 million from $87 million in fiscal 2007, driven by increases in interest rate and credit spread VaR and foreign exchange rate VaR. Average Total VaR for fiscal 2008 increased to $115 million from $92 million in fiscal 2007, which was also driven by increases in interest rate and credit spread VaR and foreign exchange rate VaR. The increase in interest rate and credit spread VaR was predominately driven by increased volatility in interest rate and credit spread sensitive products, especially securities that reference mortgage-backed securities. The increase in foreign exchange rate VaR was driven by increased exposure to foreign currencies. Average Non-trading VaR for fiscal 2008 increased to $53 million from $22 million in fiscal 2007, driven primarily by increased exposures associated with certain Non-trading lending positions.

Table 2: 95% High/Low/Average Trading and Non-Trading VaR	Daily 95%/One-Day VaR for Fiscal 2008			Daily 95%/One-Day VaR for Fiscal 2007
Primary Market Risk Category	High	Low	Average	High	Low	Average
	(dollars in millions)
Interest rate and credit spread	$101	$42	$69	$88	$34	$46
Equity price	53	17	35	61	29	43
Foreign exchange rate	40	12	25	33	10	18
Commodity price	44	22	35	48	28	37
Trading VaR	114	78	98	108	69	87
Non-trading VaR	96	29	53	61	11	22
Total VaR	143	82	115	123	70	92

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

Table 3: Average 95% and 99% Trading VaR with Four-Year/One-Year Historical Time Series	Average 95%/One-Day VaR for Fiscal 2008		Average 99%/One-Day VaR for Fiscal 2008
Primary Market Risk Category	Four-Year Factor History	One-Year Factor History	Four-Year Factor History	One-Year Factor History
	(dollars in millions)
Interest rate and credit spread	$69	$123	$168	$258
Equity price	35	38	55	67
Foreign exchange rate	25	25	39	37
Commodity price	35	33	54	51
Trading VaR	98	130	176	263

In addition, if the Company were to report Trading VaR (using a four-year historical time series) with respect to a 10-day holding period, the Company’s 95% and 99% Average Trading VaR for fiscal 2008 would have been $311 million and $556 million, respectively.

Distribution of VaR Statistics and Net Revenues for Fiscal 2008.

As shown in Table 2 above, the Company’s average 95%/one-day Trading VaR for fiscal 2008 was $98 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Trading VaR for fiscal 2008. The most frequently occurring value was between $97 million and $103 million, while for approximately 92% of trading days during the fiscal year, VaR ranged between $88 million and $109 million.

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

The Company incurred daily trading losses in excess of the 95%/one-day Trading VaR on 18 days during fiscal 2008. Most of these losses were incurred in the fourth quarter of fiscal 2008, a period of unprecedented volatility across the equity, corporate credit and securitized product markets (e.g., the fourth quarter provided the majority of the most volatile stock market days in the past 60 years and major indexes lost approximately 30% in the quarter). Since the Company bases its VaR calculations on four years of equally weighted historical data, clustering of VaR exceptions should occur during periods of exceptionally high market turbulence. An examination of the 18 outliers incurred during the fiscal year revealed that these losses occurred on days when markets experienced unusually high price volatility.

Over the longer term, trading losses are expected to exceed VaR an average of three times per quarter at the 95% confidence level. The Company bases its VaR calculations on the long-term (or unconditional) distribution and, therefore, evaluates its risk from a longer term perspective, which avoids understating risk during periods of relatively lower volatility in the market.

The histogram below shows the distribution of daily net trading revenue during fiscal 2008 for the Company’s trading businesses (including net interest and non-agency commissions but excluding certain non-trading revenues such as primary, fee-based and prime brokerage revenue credited to the trading businesses). During fiscal 2008, the Company experienced net trading losses on 76 days. These loss days were driven predominately by increased market volatility realized during the second half of the fiscal year.

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

The Company has structured its credit risk management framework to reflect that each of these businesses generates unique credit risks that are appropriately managed discretely. The Institutional Credit Department (“Institutional Credit”) evaluates and monitors credit risk exposure for the Institutional Securities business segment. Institutional Credit is responsible for ensuring transparency of material credit risks, ensuring compliance with established limits, approving material extensions of credit, and escalating risk concentrations to appropriate senior management. Credit risk exposure in the Global Wealth Management Group business segment is managed through various credit risk committees, whose membership includes Institutional Credit. The Global Wealth Management Group Risk Management Department is responsible for monitoring, measuring and analyzing credit risk exposures, including margin loans and credit sensitive, higher risk transactions.

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

The Company incurs credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the derivative contracts reported as assets. The fair value of derivatives represents the amount at which the derivative could be exchanged in an orderly transaction between market participants, and is further described in Note 2 to the consolidated financial statements. Future changes in interest rates, foreign currency exchange rates, or the fair values of the financial instruments, commodities, or indices underlying these contracts ultimately may result in cash settlements exceeding fair value amounts recognized in the consolidated statements of financial condition.

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

Risk Mitigation.    The Company may seek to mitigate credit risk from its lending and derivatives transactions in multiple ways. At the transaction level, the Company seeks to mitigate risk through management of key risk elements such as size, tenor, seniority and collateral. The Company actively hedges its lending and derivatives exposure through various financial instruments which may include single name, portfolio and structured credit derivatives. Additionally, the Company may sell, assign or sub-participate funded loans and lending commitments to other financial institutions in the primary and secondary loan market. In connection with its derivatives trading activities, the Company may enter into master netting agreements and collateral arrangements with counterparties. These agreements provide the Company with the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default.

Credit Exposure—Corporate Lending.    The following table presents information about the Company’s corporate funded loans and lending commitments as of November 30, 2008. The “total corporate lending exposure” column includes both lending commitments and funded loans. Funded loans represent loans that have been drawn by the borrower and that were outstanding as of November 30, 2008. Lending commitments represent legally binding obligations to provide funding to clients as of November 30, 2008 for both “relationship-driven” and “event-driven” lending transactions. As discussed above, these loans and lending commitments have varying terms, may be senior or subordinated, may be secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated, traded or hedged by the Company.

At November 30, 2008 and November 30, 2007, the aggregate amount of investment grade loans was $8.3 billion and $13.0 billion, respectively, and the aggregate amount of non-investment grade loans was $9.5 billion and $10.9 billion, respectively. At November 30, 2008 and November 30, 2007, the aggregate amount of lending commitments outstanding was $42.4 billion and $70.2 billion, respectively. In connection with these corporate lending activities (which include corporate funded loans and lending commitments), the Company had hedges (which include “single name,” “sector” and “index” hedges) with a notional amount of $35.8 billion and $37.6 billion at November 30, 2008 and November 30, 2007, respectively. The table below shows the Company’s credit exposure from its corporate lending positions and commitments as of November 30, 2008. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements:

Corporate Lending Commitments and Funded Loans

	Years to Maturity				Total Corporate Lending Exposure(2)	Corporate Funded Loans	Total Corporate Lending Commitments
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$839	$114	$1,425	$—	$2,378	$114	$2,264
AA	2,697	527	3,511	73	6,808	40	6,768
A	3,955	4,779	6,424	69	15,227	2,333	12,894
BBB	3,157	7,010	8,849	305	19,321	5,870	13,451

Investment grade	10,648	12,430	20,209	447	43,734	8,357	35,377

Non-investment grade	1,285	2,851	5,477	6,890	16,503	9,454	7,049

Total	$11,933	$15,281	$25,686	$7,337	$60,237	$17,811	$42,426

(1)	Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.
(2)	Total corporate lending exposure includes both lending commitments and funded loans, which are at fair value. Amounts exclude approximately $36 billion of notional amount of hedges.

“Event-driven” Loans and Commitments.

Included in the total corporate lending exposure amounts in the table above is “event-driven” exposure of $9.4 billion comprised of funded loans of $4.3 billion and lending commitments of $5.1 billion. Included in the $9.4 billion of “event-driven” exposure were $5.6 billion of loans and lending commitments to non-investment grade borrowers that were closed.

Activity associated with the corporate “event-driven” lending exposure during fiscal 2008 was as follows (dollars in millions):

“Event-driven” lending exposures at November 30, 2007	$35,412
Closed commitments	12,413
Withdrawn commitments	(813)
Net reductions, primarily through distributions(1)	(35,639)
Mark-to-market adjustments	(1,934)

“Event-driven” lending exposures at November 30, 2008	$9,439

(1)	Included in net reductions are sales of approximately $4.2 billion of highly leveraged loans, high yield notes, and lending commitments to affiliates of third party private equity firms. The Company provided senior secured financing of approximately $3.0 billion to these firms. The Company’s retained interest is the senior debt collateralized by the transferred assets. The transferred assets are no longer reflected in the consolidated financial statements. The retained interests are classified as Financial instruments owned—Corporate and other debt in the consolidated statement of financial condition.

Credit Exposure—Derivatives.    The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at November 30, 2008. Fair value represents the risk reduction arising from master netting agreements, where applicable, and, in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$2,777	$3,053	$4,860	$14,875	$(9,539)	$16,026	$14,545
AA	16,511	14,472	17,317	37,788	(64,480)	21,608	18,753
A	6,792	5,652	3,649	15,571	(15,755)	15,909	12,132
BBB	5,248	5,865	3,206	12,665	(7,941)	19,043	17,249
Non-investment grade	10,148	7,312	5,674	7,070	(13,437)	16,767	11,527

Total	$41,476	$36,354	$34,706	$87,969	$(111,152)	$89,353	$74,206

(1)	Fair values shown present the Company’s exposure to counterparties related to the Company’s OTC derivative products. The table does not include the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity as of November 30, 2008, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(1)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$9,107	$19,673	$30,658	$84,585	$(89,097)	$54,926	$45,888
Foreign exchange forward contracts and options	15,587	2,497	301	73	(7,174)	11,284	9,109
Equity securities contracts (including equity swaps, warrants and options)	6,433	3,485	742	1,340	(7,058)	4,942	3,200
Commodity forwards, options and swaps	10,349	10,699	3,005	1,971	(7,823)	18,201	16,009

Total	$41,476	$36,354	$34,706	$87,969	$(111,152)	$89,353	$74,206

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(2)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$7,781	$13,872	$20,634	$50,594	$(60,854)	$32,027
Foreign exchange forward contracts and options	12,972	1,920	482	158	(4,260)	11,272
Equity securities contracts (including equity swaps, warrants and options)	2,760	3,398	1,924	1,675	(5,848)	3,909
Commodity forwards, options and swaps	7,002	8,981	1,839	1,217	(7,169)	11,870

Total	$30,515	$28,171	$24,879	$53,644	$(78,131)	$59,078

(1)	Since these amounts are liabilities of the Company, they do not result in credit exposures.
(2)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral paid is netted on a counterparty basis, provided legal right of offset exists.

The Company’s derivatives (both listed and OTC), on a net of counterparty and cash collateral basis, as of November 30, 2008 and November 30, 2007 are summarized in the table below, showing the fair value of the related assets and liabilities by product category:

	At November 30, 2008		At November 30, 2007
Product Type	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$55,247	$32,421	$33,804	$19,515
Foreign exchange forward contracts and options	11,284	11,272	7,755	9,372
Equity securities contracts (including equity swaps, warrants and options)	14,523	14,560	19,913	27,887
Commodity forwards, options and swaps	18,712	15,268	15,531	14,830

Total	$99,766	$73,521	$77,003	$71,604

Each category of derivative products in the above tables includes a variety of instruments, which can differ substantially in their characteristics. Instruments in each category can be denominated in U.S. dollars or in one or more non-U.S. currencies.

The Company determines the fair values recorded in the above tables using various pricing models. For a discussion of fair value as it affects the consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part II, Item 7 and Notes 2 and 3 to the consolidated financial statements.

Country Exposure.    As of November 30, 2008, primarily based on the domicile of the counterparty, approximately 10% of the Company’s credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivatives contracts) was to emerging markets, and no one emerging market country accounted for more than 3.2% of the Company’s credit exposure. The Company defines emerging markets to include generally all countries that are not members of the Organization for Economic Co-operation and Development and includes as well the Czech Republic, Hungary, Korea, Mexico, Poland, the Slovak Republic and Turkey but excludes countries rated AA and Aa2 or above by Standard & Poor’s and Moody’s Investors Service, respectively.

The following tables show the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by country as of November 30, 2008:

Country	Corporate Lending Exposure
United States	67%
United Kingdom	7
Germany	5
Other	21

Total	100%

Country	OTC Derivative Products
United States	35%
Cayman Islands	10
United Kingdom	8
France	5
Italy	4
United Arab Emirates	4
Jersey	3
Germany	3
Other	28

Total	100%

Industry Exposure.    As of November 30, 2008, the Company’s material credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivatives contracts) was to entities engaged in the following industries: financial institutions, insurance, utilities, sovereign, transportation, consumer-related entities and telecommunications.

The following tables show the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by industry as of November 30, 2008:

Industry	Corporate Lending Exposure
Utilities-related	14%
Financial institutions	10
Consumer-related entities	10
Telecommunications	9
Technology-related industries	8
General industrials	7
Media-related entities	7
Healthcare-related entities	5
Energy-related entities	5
Other	25

Total	100%

Industry	OTC Derivative Products
Financial institutions	43%
Sovereign entities	13
Insurance	12
Transportation-related entities	10
Utilities-related entities	5
Other	17

Total	100%

Global Wealth Management Group Activities.

Margin Lending.    Customer margin accounts, the primary source of retail credit exposure, are collateralized in accordance with internal and regulatory guidelines. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Factors considered in the review of margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, possible hedging strategies. Additionally, transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations. At November 30, 2008, there were approximately $4.5 billion of customer margin loans outstanding.

Non-purpose Securities-Based Lending.    Non-purpose securities-based lending allows clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying marketable securities or refinancing margin debt. The Company establishes approved lines and advance rates against qualifying securities and monitors limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce debt positions, when necessary. Factors considered in the review of non-purpose securities-based lending are amount of the loan, the degree of concentrated or restricted positions, and the overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, possible hedging strategies. Underlying collateral for non-purpose securities-based loans is reviewed with respect to the liquidity of the proposed collateral positions, historic trading range, volatility analysis and an evaluation of industry concentrations.

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

The goal of the Company’s operational risk management framework is to establish firm-wide operational risk standards related to risk measurement, monitoring and management. Operational risk policies are designed to reduce the likelihood and/or impact of operational incidents as well as to mitigate legal, regulatory and reputational risks. The framework continually responds to changing regulatory and business environment landscape. As a foundation for the Basel II Advanced Measurement Approach, an enhanced risk-based capital model has been developed for the calculation of capital related to operational risk. This model encompasses both quantitative and qualitative elements, including internal and external operational incidents, metrics, risk and control self-assessments and scenario analysis.

The Operational Risk Oversight Committee, a Firm-wide committee, is chaired by the Company’s Chief Risk Officer, and assists the Firm Risk Committee in executing its responsibilities for oversight of operational risk, including evaluating assessments of risk exposure, reviewing the Company’s significant operational risk exposures, recommending and overseeing firmwide remediation efforts, review and evaluation of current event risk issues, and establishing firmwide operational risk program standards related to risk measurement, monitoring and management.

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

Primary responsibility for the management of operational risk is with the business segments, the Control Groups, and the business managers therein. The business managers, generally, maintain processes and controls designed to identify, assess, manage, mitigate and report operational risk. As new products and business activities are developed and processes are designed and modified, operational risks are considered. Each business segment has a designated operational risk coordinator. The operational risk coordinator regularly reviews operational risk issues and reports with senior management within each business. Each Control Group also has a designated operational risk coordinator, or equivalent, and a forum for discussing operational risk matters and/or reports with senior management. Oversight of business segment operational risk is provided by business segment risk committees, the Operational Risk Oversight Committee, senior management through the Firm Risk Committee.

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

Legal Risk.

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that a counterparty’s performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business (see “Business—Supervision and Regulation” in Part I, Item 1). The Company has established procedures based on legal and regulatory requirements on a worldwide basis that are designed to foster compliance with applicable statutory and regulatory requirements. The Company, principally through the Legal and Compliance Division, also has established procedures that are designed to require that the Company’s policies relating to conduct, ethics and business practices are followed globally. In connection with its businesses, the Company has and continuously develops various procedures addressing issues such as regulatory capital requirements, sales and trading practices, new products, potential conflicts of interest, structured transactions, use and safekeeping of customer funds and securities, credit granting, money laundering, privacy and recordkeeping. In addition, the Company has established procedures to mitigate the risk that a counterparty’s performance obligations will be unenforceable, including consideration of counterparty legal authority and capacity, adequacy of legal documentation, the permissibility of a transaction under applicable law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies. The legal and regulatory focus on the financial services industry presents a continuing business challenge for the Company.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have audited the accompanying consolidated statements of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of November 30, 2008 and 2007, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended November 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Morgan Stanley and subsidiaries as of November 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 and Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.”

As discussed in Note 2 and Note 16 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

Also, as discussed in Note 2 and Note 17 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement No. 109.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2008, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2009, expresses an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

January 28, 2009

MORGAN STANLEY

Consolidated Statements of Financial Condition

(dollars in millions, except share data)

	November 30, 2008	November 30, 2007
Assets
Cash and due from banks	$11,276	$7,248
Interest bearing deposits with banks	67,378	18,350
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements (including securities at fair value of $33,642 in 2008 and $31,354 in 2007)	59,088	61,608
Financial instruments owned, at fair value (approximately $62 billion in 2008 and $131 billion in 2007 were pledged to various parties):
U.S. government and agency securities	20,251	23,887
Other sovereign government obligations	20,071	21,606
Corporate and other debt	88,484	147,724
Corporate equities	37,174	87,377
Derivative and other contracts	99,766	77,003
Investments	10,375	14,270
Physical commodities	2,204	3,096

Total financial instruments owned, at fair value	278,325	374,963
Securities received as collateral, at fair value	5,217	82,229
Federal funds sold and securities purchased under agreements to resell	72,777	126,887
Securities borrowed	85,785	239,994
Receivables:
Customers	31,294	76,352
Brokers, dealers and clearing organizations	7,259	16,011
Other loans	6,528	11,629
Fees, interest and other	7,034	8,320
Other investments	3,309	4,524
Premises, equipment and software costs (net of accumulated depreciation of $3,003 in 2008 and $3,449 in 2007)	5,057	4,372
Goodwill	2,243	3,024
Intangible assets (net of accumulated amortization of $200 in 2008 and $175 in 2007) (includes $220 and $428 at fair value in 2008 and 2007, respectively)	895	1,047
Other assets	15,347	8,851

Total assets	$658,812	$1,045,409

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Financial Condition—(Continued)

(dollars in millions, except share data)

	November 30, 2008	November 30, 2007
Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings (includes $1,412 and $3,068 at fair value in 2008 and 2007, respectively)	$10,483	$34,495
Deposits (includes $6,008 and $3,769 at fair value in 2008 and 2007, respectively)	42,755	31,179
Financial instruments sold, not yet purchased, at fair value:
U.S. government and agency securities	10,156	8,221
Other sovereign government obligations	9,360	15,627
Corporate and other debt	9,361	7,592
Corporate equities	16,547	30,899
Derivative and other contracts	73,521	71,604
Physical commodities	—	398

Total financial instruments sold, not yet purchased, at fair value	118,945	134,341
Obligation to return securities received as collateral, at fair value	5,217	82,229
Securities sold under agreements to repurchase	102,401	162,840
Securities loaned	14,821	110,423
Other secured financings, at fair value	12,527	27,772
Payables:
Customers	115,225	203,453
Brokers, dealers and clearing organizations	3,141	10,454
Interest and dividends	2,584	1,724
Other liabilities and accrued expenses	16,445	24,606
Long-term borrowings (includes $28,830 and $38,392 at fair value in 2008 and 2007, respectively)	163,437	190,624

	607,981	1,014,140

Commitments and contingencies

Shareholders’ equity:
Preferred stock	19,155	1,100
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 in 2008 and 2007;
Shares issued: 1,211,701,552 in 2008 and 2007;
Shares outstanding: 1,047,598,394 in 2008 and 1,056,289,659 in 2007	12	12
Paid-in capital	1,619	1,902
Retained earnings	38,096	38,045
Employee stock trust	3,901	5,569
Accumulated other comprehensive loss	(125)	(199)
Common stock held in treasury, at cost, $0.01 par value; 164,103,158 shares in 2008 and 155,411,893 shares in 2007	(7,926)	(9,591)
Common stock issued to employee trust	(3,901)	(5,569)

Total shareholders’ equity	50,831	31,269

Total liabilities and shareholders’ equity	$658,812	$1,045,409

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Income

(dollars in millions, except share and per share data)

	Fiscal Year
	2008	2007	2006
Revenues:
Investment banking	$4,092	$6,368	$4,755
Principal transactions:
Trading	5,452	3,206	11,805
Investments	(4,192)	3,262	1,807
Commissions	4,463	4,682	3,770
Asset management, distribution and administration fees	5,660	6,519	5,238
Other	6,062	1,161	545

Total non-interest revenues	21,537	25,198	27,920

Interest and dividends	40,725	60,083	42,776
Interest expense	37,523	57,302	40,897

Net interest	3,202	2,781	1,879

Net revenues	24,739	27,979	29,799

Non-interest expenses:
Compensation and benefits	12,306	16,552	13,986
Occupancy and equipment	1,359	1,130	912
Brokerage, clearing and exchange fees	1,659	1,656	1,305
Information processing and communications	1,241	1,193	1,089
Marketing and business development	776	813	643
Professional services	1,837	2,112	1,889
Other	3,274	1,129	911

Total non-interest expenses	22,452	24,585	20,735

Income from continuing operations before income taxes	2,287	3,394	9,064
Provision for income taxes	480	831	2,729

Income from continuing operations	1,807	2,563	6,335

Discontinued operations:
Net (loss) gain from discontinued operations	(100)	1,024	1,666
Provision for income taxes	—	378	529

Net (loss) gain on discontinued operations	(100)	646	1,137

Net income	$1,707	$3,209	$7,472

Earnings applicable to common shareholders	$1,588	$3,141	$7,453

Earnings per basic common share:
Income from continuing operations	$1.64	$2.49	$6.25
(Loss) gain on discontinued operations	(0.10)	0.64	1.13

Earnings per basic common share	$1.54	$3.13	$7.38

Earnings per diluted common share:
Income from continuing operations	$1.54	$2.37	$5.99
(Loss) gain on discontinued operations	(0.09)	0.61	1.08

Earnings per diluted common share	$1.45	$2.98	$7.07

Average common shares outstanding:
Basic	1,028,180,275	1,001,878,651	1,010,254,255

Diluted	1,095,704,880	1,054,240,169	1,054,796,062

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Comprehensive Income

(dollars in millions)

	Fiscal Year
	2008	2007	2006
Net income	$1,707	$3,209	$7,472
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	(160)	65	104
Net change in cash flow hedges(2)	16	19	53
Minimum pension liability adjustment(3)	—	(40)	(2)
Net gain related to pension and other postretirement adjustments(4)	203	—	—
Amortization of net loss related to pension and postretirement benefits(5)	19	—	—
Amortization of prior service credit related to pension and postretirement benefits(6)	(6)	—	—

Comprehensive income	$1,779	$3,253	$7,627

(1)	Amounts are net of provision for (benefit from) income taxes of $388 million, $(132) million and $(151) million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.
(2)	Amounts are net of provision for income taxes of $11 million, $10 million and $29 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.
(3)	Amounts are net of income tax benefits of $(16) million and $(5) million for fiscal 2007 and fiscal 2006, respectively.
(4)	Amount is net of provision for income taxes of $138 million for fiscal 2008.
(5)	Amount is net of provision for income taxes of $13 million for fiscal 2008.
(6)	Amount is net of income tax benefits of $(4) million for fiscal 2008.

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Cash Flows

(dollars in millions)

	Fiscal Year
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,707	$3,209	$7,472
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Deferred income taxes	(1,224)	(2,046)	111
Compensation payable in common stock and options	1,878	1,941	1,923
Depreciation and amortization	794	475	876
Provision for consumer loan losses	—	478	756
Gains on business dispositions	(2,232)	(168)	—
Gain on repurchase of long-term debt	(2,252)	—	—
Insurance settlement	—	(38)	—
Aircraft-related charges	—	—	125
Other-than-temporary impairment charge	—	437	—
Goodwill and asset impairment charges	1,238	—	—
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements	2,713	(32,040)	10,592
Financial instruments owned, net of financial instruments sold, not yet purchased	78,486	(25,361)	(74,769)
Securities borrowed	154,209	59,637	(55,390)
Securities loaned	(95,602)	(39,834)	29,803
Receivables and other assets	54,531	(3,973)	(46,287)
Payables and other liabilities	(114,500)	71,495	34,326
Federal funds sold and securities purchased under agreements to resell	54,110	48,900	(1,075)
Securities sold under agreements to repurchase	(60,439)	(105,361)	30,292

Net cash provided by (used for) operating activities	73,417	(22,249)	(61,245)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Premises, equipment and software costs	(1,400)	(1,469)	993
Business acquisitions, net of cash acquired	(174)	(1,169)	(2,706)
Business dispositions.	2,303	476	—
Net principal disbursed on consumer loans	—	(4,776)	(12,164)
Sales of consumer loans	—	5,301	11,532
Purchases of securities available for sale	—	(14,073)	—
Sales of securities available for sale	—	4,272	—

Net cash provided by (used for) investing activities	729	(11,438)	(2,345)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) proceeds from:
Short-term borrowings	(24,012)	8,274	(2,422)
MSCI Inc. initial public offering	—	265	—
Derivatives financing activities	962	(859)	546
Other secured financings	(15,246)	(24,231)	22,022
Deposits	11,576	23,099	9,647
Excess tax benefits associated with stock-based awards	47	281	144
Net proceeds from:
Issuance of preferred stock and common stock warrants	18,997	—	1,097
Issuance of common stock	397	927	643
Issuance of long-term borrowings	42,331	74,540	47,849
Issuance of junior subordinated debentures related to China Investment Corporation	5,579	—	—
Payments for:
Repayments of long-term borrowings	(56,120)	(33,120)	(20,643)
Redemption of capital units	—	(66)	—
Repurchases of common stock through capital management share repurchase program	(711)	(3,753)	(3,376)
Repurchases of common stock for employee tax withholding	(1,117)	(438)	(355)
Cash distribution in connection with the Discover Spin-off	—	(5,615)	—
Cash dividends	(1,227)	(1,219)	(1,167)

Net cash (used in) provided by financing activities	(18,544)	38,085	53,985

Effect of exchange rate changes on cash and cash equivalents	(2,546)	594	797

Net increase (decrease) in cash and cash equivalents	53,056	4,992	(8,808)
Cash and cash equivalents, at beginning of period	25,598	20,606	29,414

Cash and cash equivalents, at end of period	$78,654	$25,598	$20,606

Cash and cash equivalents include:
Cash and due from banks	$11,276	$7,248	$4,761
Interest bearing deposits with banks	67,378	18,350	15,845

Cash and cash equivalents, at end of period	$78,654	$25,598	$20,606

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $35,587 million, $59,955 million and $39,667 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Cash payments for income taxes were $1,406 million, $3,404 million and $3,115 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Total
BALANCE AT NOVEMBER 30, 2005	$—	$12	$2,389	$35,185	$3,060	$(190)	$(8,214)	$(3,060)	$29,182
Adjustment to opening shareholders’ equity	—	—	34	(68)	—	—	—	—	(34)
Net income	—	—	—	7,472	—	—	—	—	7,472
Dividends	—	—	—	(1,167)	—	—	—	—	(1,167)
Issuance of preferred stock	1,100	—	—	—	—	—	—	—	1,100
Issuance of common stock	—	—	(1,949)	—	—	—	2,592	—	643
Repurchases of common stock	—	—	—	—	—	—	(3,376)	—	(3,376)
Compensation payable in common stock and options	—	—	1,486	—	1,255	—	5	(1,255)	1,491
Net excess tax benefits associated with stock-based awards	—	—	72	—	—	—	—	—	72
Employee tax withholdings and other	—	—	181	—	—	—	(355)	—	(174)
Net change in cash flow hedges	—	—	—	—	—	53	—	—	53
Minimum pension liability adjustment	—	—	—	—	—	(2)	—	—	(2)
Foreign currency translation adjustments	—	—	—	—	—	104	—	—	104

BALANCE AT NOVEMBER 30, 2006	1,100	12	2,213	41,422	4,315	(35)	(9,348)	(4,315)	35,364
Fair value adjustment	—	—	—	186	—	—	—	—	186
Net income	—	—	—	3,209	—	—	—	—	3,209
Dividends	—	—	—	(1,219)	—	—	—	—	(1,219)
Issuance of common stock	—	—	(1,555)	—	—	—	2,482	—	927
Repurchases of common stock	—	—	—	—	—	—	(3,753)	—	(3,753)
Compensation payable in common stock and options	—	—	1,710	5	1,254	—	376	(1,254)	2,091
Net excess tax benefits associated with stock-based awards	—	—	280	—	—	—	—	—	280
Employee tax withholdings and other	—	—	(15)	—	—	—	(318)	—	(333)
Net change in cash flow hedges	—	—	—	—	—	19	—	—	19
Minimum pension liability adjustment	—	—	—	—	—	(40)	—	—	(40)
SFAS No. 158 pension adjustment	—	—	—	—	—	(208)	—	—	(208)
Foreign currency translation adjustments	—	—	—	—	—	65	—	—	65
MSCI Inc. initial public offering	—	—	239	—	—	—	—	—	239
Discover Spin-off	—	—	(970)	(5,558)	—	—	970	—	(5,558)

BALANCE AT NOVEMBER 30, 2007	1,100	12	1,902	38,045	5,569	(199)	(9,591)	(5,569)	31,269
Net income	—	—	—	1,707	—	—	—	—	1,707
Dividends	—	—	—	(1,227)	—	—	—	—	(1,227)
Issuance of common stock	—	—	(2,945)	—	—	—	3,342	—	397
Repurchases of common stock	—	—	—	—	—	—	(711)	—	(711)
Issuance of preferred stock and common stock warrants	18,055	—	957	(15)	—	—	—	—	18,997
Compensation payable in common stock and options	—	—	1,969	—	(1,668)	—	133	1,668	2,102
Net excess tax benefits (shortfall) associated with stock-based awards	—	—	(131)	—	—	—	—	—	(131)
Employee tax withholdings and other	—	—	(35)	—	—	—	(1,099)	—	(1,134)
Net change in cash flow hedges	—	—	—	—	—	16	—	—	16
SFAS No. 158 pension adjustment	—	—	—	(15)	—	2	—	—	(13)
Pension and other postretirement adjustments	—	—	—	—	—	216	—	—	216
FIN 48 tax adjustment	—	—	—	(92)	—	—	—	—	(92)
Foreign currency translation adjustments	—	—	—	—	—	(160)	—	—	(160)
Equity Units	—	—	(405)	—	—	—	—	—	(405)
Reclassification of negative APIC to Retained earnings	—	—	307	(307)	—	—	—	—	—

BALANCE AT NOVEMBER 30, 2008	$19,155	$12	$1,619	$38,096	$3,901	$(125)	$(7,926)	$(3,901)	$50,831

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

Financial Holding Company.

Global market and economic conditions were disrupted and volatile in fiscal 2008, and in the fourth quarter, volatility reached unprecedented levels. The Company’s cost and availability of funding have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. On September 21, 2008, the Company obtained approval from the Board of Governors of the Federal Reserve System (the “Fed”) to become a bank holding company upon the conversion of its wholly owned indirect subsidiary, Morgan Stanley Bank (Utah), from a Utah industrial bank to a national bank. On September 23, 2008, the Office of the Comptroller of the Currency (the “OCC”) authorized Morgan Stanley Bank to commence business as a national bank, operating as Morgan Stanley Bank, N.A. Concurrent with this conversion, the Company became a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a result of becoming a financial holding company, the Company gained additional access to various government lending programs and facilities including the Commercial Paper Funding Facility (“CPFF”), the Temporary Liquidity Guarantee Program (“TLGP”), the Term Securities Lending Facility (“TSLF”) and the Primary Dealer Credit Facility (“PDCF”).

The Company has become subject to the supervision and regulation of the Fed and Morgan Stanley Bank, N.A. has become subject to the consolidated supervision and regulation of the OCC. The Federal Deposit Insurance Corporation (“FDIC”) will continue to insure deposits at Morgan Stanley Bank, N.A. and Morgan Stanley Trust to the maximum extent allowed by the FDIC. The Company does not expect significant adverse tax or accounting effects from this status.

Change in Fiscal Year End.

On December 16, 2008, the Board of Directors of the Company approved a change in the Company’s fiscal year end from November 30 to December 31 of each year. This change to the calendar year reporting cycle began January 1, 2009. As a result of the change, the Company will have a December 2008 fiscal month transition period, the results of which will be separately reported in the Company’s Quarterly Report on Form 10-Q for the calendar quarter ending March 31, 2009 and in the Company’s Annual Report of Form 10-K for the calendar year ending December 31, 2009.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued Operations.

Discover.    On June 30, 2007, the Company completed the spin-off (the “Discover Spin-off”) of its business segment Discover Financial Services (“DFS”). The results of DFS are reported as discontinued operations for all periods presented through the date of the Discover Spin-off. Fiscal 2008 included costs related to a legal settlement between DFS, VISA and MasterCard.

Quilter Holdings Ltd.    The results of Quilter Holdings Ltd. are reported as discontinued operations for all periods presented through its sale on February 28, 2007. The results of Quilter Holdings Ltd. were formerly included in the Global Wealth Management Group business segment.

Aircraft Leasing.    The results of the Company’s former aircraft leasing business are reported as discontinued operations through its sale on March 24, 2006. The results of the Company’s aircraft leasing business were formerly included in the Institutional Securities business segment.

See Note 19 for additional information on discontinued operations.

Basis of Financial Information.    The consolidated financial statements for the 12 months ended November 30, 2008 (“fiscal 2008”), November 30, 2007 (“fiscal 2007”) and November 30, 2006 (“fiscal 2006”) are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, the valuation of goodwill, the outcome of litigation, tax matters and other matters that affect the consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

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

Notwithstanding the above, certain securitization vehicles, commonly known as qualifying special purpose entities (“QSPEs”), are not consolidated by the Company if they meet certain criteria regarding the types of assets and derivatives they may hold, the types of sales they may engage in and the range of discretion they may exercise in connection with the assets they hold (see Note 5).

For investments in entities in which the Company does not have a controlling financial interest but has significant influence over operating and financial decisions, the Company generally applies the equity method of accounting with net gains and losses recorded within Other revenues, except in instances where the Company has elected to measure certain eligible investments at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) (see Note 2).

Equity and partnership interests held by entities qualifying for accounting purposes as investment companies are carried at fair value.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees are recognized over the relevant contract period. Sales commissions paid by the Company in connection with the sale of certain classes of shares of its open-end mutual fund products are accounted for as deferred commission assets. The Company periodically tests the deferred commission assets for recoverability based on cash flows expected to be received in future periods. In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account/fund performance to date versus the performance benchmark stated in the investment management agreement. Performance-based fees are recorded within Principal transactions—investment revenues or Asset management, distribution and administration fees depending on the nature of the arrangement.

Financial Instruments and Fair Value.

A significant portion of the Company’s financial instruments is carried at fair value with changes in fair value recognized in earnings each period. A description of the Company’s policies regarding fair value measurement and its application to these financial instruments follows.

Financial Instruments Measured at Fair Value.    All of the instruments within Financial instruments owned and Financial instruments sold, not yet purchased, are measured at fair value, either through the fair value option election (discussed below) or as required by other accounting pronouncements. These instruments primarily represent the Company’s trading and investment activities and include both cash and derivative products. In addition, Securities received as collateral and Obligation to return securities received as collateral are measured at fair value as required by other accounting pronouncements. Additionally, certain Commercial paper and other short-term borrowings (primarily structured notes), certain Deposits, Other secured financings and certain Long-term borrowings (primarily structured notes and certain junior subordinated debentures) are measured at fair value through the fair value option election.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gains and losses on all of these instruments carried at fair value are reflected in Principal transactions—trading revenues, Principal transactions—investment revenues or Investment banking revenues in the consolidated statements of income, except for derivatives accounted for as hedges (see “Hedge Accounting” section herein). Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument and related market conventions. When interest and dividends are included as a component of the instruments’ fair value, interest and dividends are included within Principal transactions—trading revenues or Principal transactions—investment revenues. Otherwise, they are included within Interest and dividend income or Interest expense. The fair value of over-the-counter (“OTC”) financial instruments, including derivative contracts related to financial instruments and commodities, is presented in the accompanying consolidated statements of financial condition on a net-by-counterparty basis, when appropriate. Additionally, the Company nets fair value of cash collateral paid or received against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement.

Fair Value Option.    The Company adopted the provisions of SFAS No. 159 effective December 1, 2006. SFAS No. 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS No. 159 permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company applies the fair value option for certain eligible instruments, including certain loans and lending commitments, certain equity method investments, certain structured notes, certain junior subordinated debentures, certain time deposits and Other secured financings.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3.

The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, such as those experienced in fiscal 2008, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3 (see Note 3). In addition, a continued downturn in market conditions could lead to further declines in the valuation of many instruments.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Valuation Techniques.    Many cash and OTC contracts have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that a party is willing to pay for an asset. Ask prices represent the lowest price that a party is willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, the Company does not require that the fair value estimate always be a predetermined point in the bid-ask range. The Company’s policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets the Company’s best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.

Fair value for many cash and OTC contracts is derived using pricing models. Pricing models take into account the contract terms (including maturity) as well as multiple inputs, including, where applicable, commodity prices, equity prices, interest rate yield curves, credit curves, correlation, creditworthiness of the counterparty, option volatility and currency rates. In accordance with SFAS No. 157, the impact of the Company’s own credit spreads is also considered when measuring the fair value of liabilities, including OTC derivative contracts. Where appropriate, valuation adjustments are made to account for various factors such as liquidity risk (bid-ask adjustments), credit quality and model uncertainty. These adjustments are subject to judgment, are applied on a consistent basis and are based upon observable inputs where available. The Company generally subjects all valuations and models to a review process initially and on a periodic basis thereafter.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that the Company believes market participants would use in pricing the asset or liability at the measurement date.

See Note 3 for a description of valuation techniques applied to the major categories of financial instruments measured at fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis.    Certain of the Company’s assets were measured at fair value on a non-recurring basis. These assets include certain goodwill, certain intangible assets, certain premises and equipment, certain equity method investments, certain loans and certain real estate investments that were impaired during fiscal 2008, primarily in the fourth quarter, and written down to their fair value. In addition, a continued downturn in market conditions could result in additional impairment charges in future periods.

For assets and liabilities measured at fair value on a non-recurring basis, fair value is determined by using various valuation approaches. The same hierarchy as described above, which maximizes the use of observable inputs and minimizes the use of unobservable inputs, by generally requiring that the observable inputs be used when available, is used in measuring fair value for these items.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For further information on financial assets and liabilities that are measured at fair value on a recurring and non-recurring basis, see Note 3.

Hedge Accounting.

The Company applies hedge accounting for hedges involving various derivative financial instruments and non-U.S. dollar-denominated debt used to hedge interest rate, foreign exchange and credit risk arising from assets and liabilities not held at fair value. These derivative financial instruments are included within Financial instruments owned—Derivative and other contracts or Financial instruments sold, not yet purchased—Derivative and other contracts in the consolidated statements of financial condition.

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

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least monthly. The impact of hedge ineffectiveness on the consolidated statements of income, primarily related to fair value hedges, was a gain of $17.3 million during fiscal 2008 and a gain of $132.3 million during fiscal 2007. The amount excluded from the assessment of hedge effectiveness was immaterial.

Fair Value Hedges—Interest Rate Risk.    The Company’s designated fair value hedges consisted primarily of interest rate swaps designated as fair value hedges of changes in the benchmark interest rate of fixed rate borrowings, including both certificates of deposit and senior long-term borrowings. In the first quarter of fiscal 2007, the Company began using regression analysis to perform an ongoing prospective and retrospective assessment of the effectiveness of these hedging relationships (i.e., the Company applied the “long-haul” method of hedge accounting). A hedging relationship is deemed effective if the fair values of the hedging instrument (derivative) and the hedged item (debt liability) change inversely within a range of 80% to 125%. The Company considers the impact of valuation adjustments related to the Company’s own credit spreads and counterparty credit spreads to determine whether they are material to the fair value of the individual derivatives designated in hedging relationships and whether they would cause the hedging relationship to be ineffective.

Previously, for these hedges, the Company ensured that the terms of the hedging instruments and hedged items matched and that other accounting criteria were met so that the hedges were assumed to have no ineffectiveness (i.e., the Company applied the “shortcut” method of hedge accounting). The Company also used interest rate swaps as fair value hedges of the benchmark interest rate risk of host contracts of equity-linked notes that contained embedded derivatives. For these hedging relationships, regression analysis was used for the prospective and retrospective assessments of hedge effectiveness.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Before the sale of the aircraft leasing business in 2006 (see Note 19), the Company applied hedge accounting to interest rate swaps used to hedge variable rate long-term borrowings associated with this business. Changes in the fair value of the swaps were recorded in Accumulated other comprehensive income (loss) in Shareholders’ equity, net of tax effects, and then reclassified to Interest expense as interest on the hedged borrowings was recognized.

In connection with the sale of the aircraft leasing business, the Company de-designated the interest rate swaps associated with this business effective August 31, 2005 and no longer accounts for them as cash flow hedges. Amounts in Accumulated other comprehensive income (loss) related to those interest rate swaps continue to be reclassified to Interest expense since the related borrowings remain outstanding. The Company estimates that approximately $21 million of the unrealized loss recognized in Accumulated other comprehensive income (loss) as of November 30, 2008 will be reclassified into earnings within the next 12 months.

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

Consolidated Statements of Cash Flows.

For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash and due from banks and Interest bearing deposits with banks, which are highly liquid investments with original maturities of three months or less and readily convertible to known amounts of cash. The Company’s significant non-cash activities include assumed liabilities, in connection with business acquisitions, of $77 million, $7,704 million and $1,377 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. At May 31, 2008, the Company consolidated Crescent Real Estate Equities Limited Partnership (“Crescent”) assets and liabilities of approximately $4.7 billion and $3.9 billion, respectively. In connection with the Discover Spin-off, net assets of approximately $5,558 million were distributed to shareholders in fiscal 2007 (see Note 19). At November 30, 2007, $8,086 million of securities were transferred from Securities available for sale to Financial instruments owned.

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

Earnings per Common Share.

Basic earnings per common share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Income available to common shareholders represents net income reduced by preferred stock dividends, amortization of discounts on preferred stock issued and allocations of earnings to participating securities. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities, which includes the dilutive effect of the common stock deliverable pursuant to stock options and restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.

Effective October 13, 2008, as a result of the adjustment to Equity Units sold to a wholly owned subsidiary of China Investment Corporation (see Note 11), the Company calculates earnings per common share in accordance with the Emerging Issues Task Force (“EITF”) No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”). EITF 03-6 addresses the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company along with common shareholders according to a predetermined formula. The two-class method requires the Company to present earnings per common share as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. The amount allocated to the participating

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities is based upon the contractual terms of their respective contract and is reflected as a reduction to “Net income applicable to common shareholders” for both the Company’s basic and diluted earnings per share calculations (see Note 12). The two-class method does not impact the Company’s actual net income or other financial results. Unless contractually required by the terms of the participating securities, no losses are allocated to participating securities for purposes of the earnings per share calculation under the two-class method.

Stock-Based Compensation.

The Company accounts for stock-based compensation in accordance with SFAS No. 123R “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R revised the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods.

SFAS No. 123R requires measurement of compensation cost for equity-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures. The Company determines the fair value of restricted stock units based on the number of units granted and the grant date fair value of the Company’s common stock, measured as the volume-weighted average price on the date of grant. The fair value of stock options is determined using the Black-Scholes valuation model and the single grant life method. Under the single grant life method, option awards with graded vesting are valued using a single weighted-average expected option life. Compensation expense for stock-based payment awards is recognized using the graded vesting attribution method. The Employee Stock Purchase Plan (the “ESPP”) allows employees to purchase shares of the Company’s common stock at a 15% discount from market value. The Company expenses the 15% discount associated with the ESPP.

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

Additionally, based on interpretive guidance related to SFAS No. 123R in the first quarter of fiscal 2006, the Company changed its accounting policy for expensing the cost of anticipated year-end equity awards that are granted to retirement-eligible employees in the first quarter of the following year. Effective December 1, 2005, the Company accrues the estimated cost of these awards over the course of the current fiscal year. As such, the Company accrued the estimated cost of fiscal 2008 year-end awards granted to retirement-eligible employees over the 2008 fiscal year, rather than expensing the awards on the date of grant (which occurred in December 2008). The Company believes that this method of recognition for retirement-eligible employees is preferable because it better reflects the period over which the compensation is earned.

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

Goodwill and Intangible Assets.

Goodwill and indefinite-lived intangible assets are not amortized and are reviewed annually (or more frequently when certain events or circumstances exist) for impairment. Other intangible assets are amortized over their useful lives and reviewed for impairment.

Securities Available for Sale.

Beginning in the second quarter of fiscal 2007, the Company purchased certain debt securities that were classified as “securities available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). During fiscal 2007, $4.3 billion of securities available for sale were sold for a loss of $74 million. In the fourth quarter of fiscal 2007, the Company determined that it no longer intended to hold the remaining securities in this portfolio until the fair value of the securities recovered to a level that exceeded their initial cost. Accordingly, the Company recorded an other-than-temporary impairment charge of $437 million in Principal transactions–trading revenues in the consolidated statement of income on these securities in the fourth quarter of fiscal 2007 and reclassified $8.1 billion to Financial instruments owned in the consolidated statement of financial condition effective November 30, 2007. This other-than-temporary impairment charge represented all unrealized losses for these securities.

Deferred Compensation Arrangements.

Rabbi Trust.    The Company maintains trusts, commonly referred to as rabbi trusts, in connection with certain deferred compensation plans. Assets of rabbi trusts are consolidated, and the value of the Company’s stock held in rabbi trusts is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company has included its obligations under certain deferred compensation plans in Employee stock trust. Shares that the Company has issued to its rabbi trusts are recorded in Common stock issued to employee trust. Both Employee stock trust and Common stock issued to employee trust are components of Shareholders’ equity. The Company recognizes the original amount of deferred compensation (fair value of the deferred stock award at the date of grant—see Note 15) as the basis for recognition in Employee stock trust and Common stock issued to employee trust. Changes in the fair value of amounts owed to employees are not recognized as the Company’s deferred compensation plans do not permit diversification and must be settled by the delivery of a fixed number of shares of the Company’s common stock.

Deferred Compensation Plans.    The Company also maintains various deferred compensation plans for the benefit of certain employees that provide a return to the participating employees based upon the performance of various referenced investments. The Company often invests directly, as a principal, in such referenced investments related to its obligations to perform under the deferred compensation plans. Changes in value of such investments made by the Company are recorded primarily in Principal transactions—Investments. Expenses associated with the related deferred compensation plans are recorded in Compensation and benefits.

Accounting Developments.

Accounting for Uncertainty in Income Taxes.    In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48 on December 1, 2007, the Company recorded a cumulative effect adjustment of approximately $92 million as a decrease to the opening balance of Retained earnings as of December 1, 2007 (see Note 17).

Employee Benefit Plans.    In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). In fiscal 2007, the Company adopted SFAS No. 158’s requirement to recognize the overfunded or underfunded status of its defined benefit and postretirement plans as an asset or liability. In the first quarter of fiscal 2008, the Company recorded an after-tax charge of approximately $13 million ($21 million pre-tax) to Shareholders’ equity upon early adoption of SFAS No. 158’s other requirement to use the fiscal year-end date as the measurement date (see Note 16).

Offsetting of Amounts Related to Certain Contracts.    In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39”, (“FSP FIN 39-1”). FSP FIN 39-1 amends certain provisions of FIN 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset fair value amounts recognized for cash collateral receivables or payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. In accordance with the provisions of FSP FIN 39-1, the Company offset cash collateral receivables and payables against net derivative positions as of November 30, 2008. The adoption of FSP FIN 39-1 on December 1, 2007 did not have a material impact on the Company’s consolidated financial statements.

Dividends on Share-Based Payment Awards.    In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”). EITF No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to its income tax provision. EITF No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007 and interim periods within these years. The Company does not expect the adoption of EITF No. 06-11 to have a material impact on the Company’s consolidated financial statements.

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

Noncontrolling Interests.    In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The presentation and disclosure requirements, however, are to be applied retrospectively. The Company is currently evaluating the potential impact of adopting SFAS No. 160.

Transfers of Financial Assets and Repurchase Financing Transactions.    In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS No. 140-3”). The objective of FSP FAS No. 140-3 is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing. Under the guidance in FSP FAS No. 140-3, there is a presumption that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) for purposes of evaluation under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). If certain criteria are met, however, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP FAS No. 140-3 is effective for fiscal years and interim periods beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP FAS 140-3 to have a material impact on the Company’s consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities.    In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

Determination of the Useful Life of Intangible Assets.    In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 removes the requirement of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity shall consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on the Company’s consolidated financial statements.

Earnings Per Share.    In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. The Company currently expects the adoption of FSP EITF 03-6-1 to reduce basic earnings per share by $0.09, $0.16 and $0.42 for fiscal 2008, fiscal 2007 and fiscal 2006,

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, and to reduce diluted earnings per share by $0.06, $0.08 and $0.22 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Instruments Indexed to an Entity’s Own Stock.    In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of EITF No. 07-5 to change the classification or measurement of its financial instruments.

Fair Value Measurements.    On October 10, 2008 the FASB issued FSP FAS 157–3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157–3). FSP FAS 157–3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157–3 did not have a material impact on the Company’s consolidated financial statements.

Transfers of Financial Assets and Extinguishments of Liabilities and Consolidation of Variable Interest Entities.    In September 2008, the FASB issued for comment revisions to SFAS No. 140 and FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities.” The changes proposed include a removal of the scope exemption from FIN 46R for QSPEs, a revision of the current risks and rewards-based FIN 46R consolidation model to a qualitative model based on control and a requirement that consolidation of VIEs be reevaluated on an ongoing basis. Although the revised standards have not yet been finalized, these changes may have a significant impact on the Company’s consolidated financial statements as the Company may be required to consolidate QSPEs to which the Company has previously sold assets. In addition, the Company may also be required to consolidate other VIEs that are not currently consolidated based on an analysis under the current FIN 46R consolidation model. The proposed revisions would be effective for fiscal years that begin after November 15, 2009.

Disclosures about Postretirement Benefit Plan Assets.    In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.

Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities.    In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Fair Value Disclosures.

Fair Value Measurements.

A description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased

U.S. Government and Agency Securities

•

U.S. Government Securities.    U.S. government securities are valued using quoted market prices. Valuation adjustments are not applied. Accordingly, U.S. government securities are categorized in Level 1 of the fair value hierarchy.

•

U.S. Agency Securities.    U.S. agency securities are comprised of two main categories consisting of agency issued debt and mortgage pass-throughs. Non-callable agency issued debt securities are generally valued using quoted market prices. Callable agency issued debt securities are valued by benchmarking model-derived prices to quoted market prices and trade data for identical or comparable securities. Mortgage pass-throughs include To-be-announced (“TBA”) securities and mortgage pass-through certificates. TBA securities are generally valued using quoted market prices or are benchmarked thereto. Fair value of mortgage pass-through certificates are model driven with respect to the comparable TBA security. Actively traded non-callable agency issued debt securities and TBA securities are categorized in Level 1 of the fair value hierarchy. Callable agency issued debt securities and mortgage pass-through certificates are categorized in Level 2 of the fair value hierarchy.

Other Sovereign Government Obligations

•

Foreign sovereign government obligations are valued using quoted prices in active markets when available. To the extent quoted prices are not available, fair value is determined based on a valuation model that has as inputs interest rate yield curves, cross-currency basis index spreads, and country credit spreads for structures similar to the bond in terms of issuer, maturity and seniority. These bonds are generally categorized in Levels 1 or 2 of the fair value hierarchy.

Corporate and Other Debt

•

Corporate Bonds.    The fair value of corporate bonds is estimated using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads adjusted for any basis difference between cash and derivative instruments. The spread data used are for the same maturity as the bond. If the spread data does not reference the issuer, then data that reference a comparable issuer are used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name credit default swap spreads and recovery rates based on collateral values as significant inputs. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy; in instances where prices, spreads or any of the other aforementioned key inputs are unobservable, they are categorized in Level 3 of the hierarchy.

•

Corporate Loans and Lending Commitments.    The fair value of corporate loans is estimated using recently executed transactions, market price quotations (where observable) and market observable loan credit default swap spread levels adjusted for any basis difference between cash and derivative instruments, along with proprietary valuation models and default recovery analysis where such transactions and quotations are unobservable. The fair value of contingent corporate lending commitments is estimated by using executed

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transactions on comparable loans and the anticipated market price based on pricing indications from syndicate banks and customers. The valuation of these commitments also takes into account certain fee income. Corporate loans and lending commitments are generally categorized in Level 2 of the fair value hierarchy; in instances where prices or significant spread inputs are unobservable, they are categorized in Level 3 of the hierarchy.

•

Municipal Bonds.    The fair value of municipal bonds is estimated using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rates, bond or credit default swap spreads and volatility. These bonds are generally categorized in Level 2 of the fair value hierarchy.

•

Mortgage Loans.    Mortgage loans are valued using prices based on trade data for identical or comparable instruments. Where observable prices are not available, the Company estimates fair value based on benchmarking to prices and rates observed in the primary market for similar loan or borrower types, or based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved. Due to the subjectivity involved in comparability assessment related to mortgage loan vintage, geographical concentration, prepayment speed and projected loss assumptions, the majority of loans are classified in Level 3 of the fair value hierarchy.

•

Commercial Mortgage-Backed Securities (“CMBS”) and Asset-Backed Securities (“ABS”).    CMBS and ABS may be valued based on external price or spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable bonds. Valuation levels of ABS and CMBS indices are used as an additional data point for benchmarking purposes or to price outright index positions. CMBS and ABS are categorized in Level 3 if external prices or spread inputs are unobservable or if the comparability assessment involves significant subjectivity related to property type differences, cash flows, performance and other inputs; otherwise, they are categorized in Level 2 of the fair value hierarchy.

•

Auction Rate Securities (“ARS”).    The Company primarily holds investments in Student Loan Auction Rate Securities (“SLARS”) and Municipal Auction Rate Securities (“MARS”) with interest rates that are reset through periodic auctions. SLARS are ABS backed by pools of student loans. MARS are municipal bonds often backed by municipal bond insurance. ARS were historically traded and valued at par due to the auction mechanism and generally liquid markets that existed. Beginning in fiscal 2008, uncertainties in the credit markets have resulted in auctions failing for certain types of ARS. Once the auctions failed, ARS could no longer be valued using observations of auction market prices. Accordingly, the fair value of ARS is determined using independent external market data where available and an internally developed methodology to discount for the lack of liquidity and non-performance risk in the current market environment.

The key drivers that impact the valuation of SLARS are the amount of leverage in each structure, credit rating and liquidity considerations.

The key drivers that impact the valuation of MARS are independent external market data, quality of underlying issuers and evidence of issuer calls. To the extent the valuation technique relies on observable external data, ARS are classified in Level 2; otherwise, they are categorized in Level 3 of the fair value hierarchy.

•

Retained Interests in Securitization Transactions.    Fair value for retained interests in securitized financial assets (in the form of one or more tranches of the securitization) is determined using observable prices or, in cases where observable prices are not available for certain retained interests, the Company estimates fair value based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discount rates commensurate with the risks involved. When observable prices are available, retained interests are categorized in Level 2 of the fair value hierarchy. In the absence of observable prices, retained interests are categorized in Level 3 of the fair value hierarchy.

Corporate Equities

•

Exchange-Traded Equity Securities.    Exchange-traded equity securities are generally valued based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized in Level 1 of the fair value hierarchy.

Derivative and Other Contracts

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

Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be modeled using a series of techniques, including closed-form analytic formulae, such as the Black- Scholes option-pricing model, and simulation models or a combination thereof. Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for generic interest rate swap and option contracts. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. A substantial majority of OTC derivative products valued by the Company using pricing models fall into this category and are categorized within Level 2 of the fair value hierarchy.

Other derivative products, typically the newest and most complex products or products that have become illiquid, require more judgment in the implementation of the valuation technique applied due to the complexity of the valuation assumptions and the reduced observability of inputs. This includes derivative interests in certain mortgage-related collateralized debt obligation (“CDO”) securities, mortgage-related credit default swaps, basket credit default swaps and CDO-squared positions where direct trading activity or quotes are unobservable. These instruments involve significant unobservable inputs and are categorized in Level 3 of the fair value hierarchy.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For basket credit default swaps and CDO-squared positions, the correlation between reference credits is a significant input into the pricing model, in addition to several other more observable inputs such as credit spread, interest rates and recovery rates. As the correlation input is unobservable for each specific swap, it is benchmarked to standardized proxy baskets for which external correlation data are available.

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

Investments

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

Physical Commodities

•

The Company trades various physical commodities, including crude oil and refined products, natural gas, base and precious metals and agricultural products. Fair value for physical commodities is determined using observable inputs, including broker quotations and published indices. Physical commodities are categorized in Level 2 of the fair value hierarchy.

Deposits

•	Time Deposits. The fair value of certificates of deposit is estimated using third-party quotations. These deposits are categorized in Level 2 of the fair value hierarchy.

Commercial Paper and Other Short-term Borrowings/Long-Term Borrowings

•

Structured Notes.    The Company issues structured notes that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities. Fair value of structured notes is estimated using valuation models described above for the derivative and debt features of the notes. These models incorporate observable inputs referencing identical or comparable securities, including prices that the notes are linked to, interest rate yield curves, option volatility and currency rates. The impact of the Company’s own credit spreads is also included based on the Company’s observed secondary bond market spreads. Most structured notes are categorized in Level 2 of the fair value hierarchy.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of November 30, 2008 and November 30, 2007. See Note 2 for a discussion of the Company’s policies regarding this fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of November 30, 2008

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of November 30, 2008
	(dollars in millions)
Assets
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements	$33,642	$—	$—	$—	$33,642
Financial instruments owned:
U.S. government and agency securities	5,930	14,115	206	—	20,251
Other sovereign government obligations	9,148	10,920	3	—	20,071
Corporate and other debt	47	53,977	34,460	—	88,484
Corporate equities	32,519	3,748	907	—	37,174
Derivative and other contracts(1)	2,478	150,033	40,852	(93,597)	99,766
Investments	536	330	9,509	—	10,375
Physical commodities	2	2,202	—	—	2,204

Total financial instruments owned	50,660	235,325	85,937	(93,597)	278,325
Securities received as collateral	4,402	800	15	—	5,217
Intangible assets(2)	—	—	220	—	220

Liabilities
Commercial paper and other short-term borrowings	$—	$1,412	$—	$—	$1,412
Deposits	—	6,008	—	—	6,008
Financial instruments sold, not yet purchased:
U.S. government and agency securities	9,474	682	—	—	10,156
Other sovereign government obligations	5,140	4,220	—	—	9,360
Corporate and other debt	18	5,400	3,943	—	9,361
Corporate equities	16,418	108	21	—	16,547
Derivative and other contracts(1)	5,509	115,621	13,228	(60,837)	73,521

Total financial instruments sold, not yet purchased	36,559	126,031	17,192	(60,837)	118,945
Obligation to return securities received as collateral	4,402	800	15	—	5,217
Other secured financings	—	6,780	5,747	—	12,527
Long-term borrowings	—	23,413	5,417	—	28,830

(1)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level.
(2)	Amount represents mortgage servicing rights (“MSRs”) accounted for at fair value (see Note 5).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of November 30, 2007

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of November 30, 2007
	(dollars in millions)
Assets
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements	$31,354	$—	$—	$—	$31,354
Financial instruments owned:
U.S. government and agency securities	11,038	12,189	660	—	23,887
Other sovereign government obligations	15,834	5,743	29	—	21,606
Corporate and other debt	223	110,443	37,058	—	147,724
Corporate equities	82,592	3,549	1,236	—	87,377
Derivative and other contracts(1)	4,526	90,654	21,601	(39,778)	77,003
Investments	953	249	13,068	—	14,270
Physical commodities	—	3,096	—	—	3,096

Total financial instruments owned	115,166	225,923	73,652	(39,778)	374,963
Securities received as collateral	68,031	14,191	7	—	82,229
Intangible assets(2)	—	428	—	—	428

Liabilities
Commercial paper and other short-term borrowings	$—	$3,068	$—	$—	$3,068
Deposits	—	3,769	—	—	3,769
Financial instruments sold, not yet purchased:
U.S. government and agency securities	8,208	13	—	—	8,221
Other sovereign government obligations	9,633	5,994	—	—	15,627
Corporate and other debt	16	6,454	1,122	—	7,592
Corporate equities	29,948	935	16	—	30,899
Derivative and other contracts(1)	7,031	86,968	15,663	(38,058)	71,604
Physical commodities	—	398	—	—	398

Total financial instruments sold, not yet purchased	54,836	100,762	16,801	(38,058)	134,341
Obligation to return securities received as collateral	68,031	14,191	7	—	82,229
Other secured financings	—	25,451	2,321	—	27,772
Long-term borrowings	—	37,994	398	—	38,392

(1)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level.
(2)	Amount represents MSRs accounted for at fair value (see Note 5).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for fiscal 2008 and fiscal 2007. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains or (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains or (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories. Additionally, both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The following tables reflect gains and losses for all assets and liabilities categorized as Level 3 as of November 30, 2008 and November 30, 2007, respectively. For assets and liabilities that were transferred into Level 3 during the period, gains and losses are presented as if the assets or liabilities had been transferred into Level 3 as of the beginning of the period; similarly, for assets and liabilities that were transferred out of Level 3 during the period, gains and losses are presented as if the assets or liabilities had been transferred out as of the beginning of the period.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Fiscal Year Ended November 30, 2008

	Beginning Balance	Total Realized and Unrealized Gains or (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance	Unrealized Gains or (Losses) for Level 3 Assets/ Liabilities Outstanding at November 30, 2008(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$660	$9	$(367)	$(96)	$206	$(8)
Other sovereign government obligations	29	(6)	(20)	—	3	(2)
Corporate and other debt	37,058	(12,835)	411	9,826	34,460	(12,683)
Corporate equities	1,236	(537)	(52)	260	907	(351)
Net derivative and other contracts(3)	5,938	20,974	(512)	1,224	27,624	20,499
Investments	13,068	(3,324)	1,928	(2,163)	9,509	(3,350)
Securities received as collateral	7	—	8	—	15	—
Intangible assets	—	(220)	19	421	220	(220)

Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt	$1,122	$221	$2,865	$177	$3,943	$94
Corporate equities	16	(165)	(271)	111	21	27
Obligation to return securities received as collateral	7	—	8	—	15	—
Other secured financings	2,321	1,349	1,440	3,335	5,747	1,349
Long-term borrowings	398	226	5,428	(183)	5,417	226

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—trading in the consolidated statements of income except for $(3,324) million related to Financial instruments owned—investments, which is included in Principal transactions—investments .
(2)	Amounts represent unrealized gains (losses) for fiscal 2008 related to assets and liabilities still outstanding at November 30, 2008.
(3)	Net derivative and other contracts represent Financial instruments owned—derivative and other contracts net of Financial instruments sold, not yet purchased—derivative and other contracts.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments owned—Corporate and other debt.    The net losses in Level 3 Corporate and other debt were primarily driven by certain asset-backed securities, including residential and commercial mortgage loans, certain collateralized debt obligations (including collateralized bond obligations and collateralized loan obligations) certain commercial whole loans and by certain corporate loans and lending commitments.

During fiscal 2008, the Company reclassified approximately $17.3 billion of certain Corporate and other debt from Level 2 to Level 3. The reclassifications were primarily related to residential and commercial mortgage-backed securities, commercial whole loans and corporate loans. The reclassifications were due to a reduction in the volume of recently executed transactions and market price quotations for these instruments, or a lack of available broker quotes, such that unobservable inputs had to be utilized for the valuation of these instruments. These unobservable inputs include, depending upon the position, assumptions to establish comparability to bonds, loans or swaps with observable price/spread levels, default recovery rates, forecasted credit losses and prepayment rates.

During fiscal 2008, the Company reclassified approximately $7.5 billion of certain Corporate and other debt from Level 3 to Level 2. These reclassifications primarily related to ABS and corporate loans as some liquidity re-entered the market for these specific positions and external prices and spread inputs for these instruments became observable.

Financial instruments owned—Net derivative and other contracts.    The net gains in Level 3 Net derivative and other contracts were primarily driven by widening of credit spreads on underlying reference entities of certain basket default swaps, single name default swaps and tranche-indexed credit default swaps where the Company was long protection.

The Company reclassified certain Net derivative contracts from Level 2 to Level 3. The reclassifications were primarily related to tranche-indexed credit default swaps. The reclassifications were due to a reduction in the volume of recently executed transactions and market price quotations for these instruments, or a lack of available broker quotes, such that unobservable inputs had to be utilized for the fair value measurement. These unobservable inputs include assumptions of comparability to similar instruments with observable market levels and correlation.

Financial instruments owned—Investments.    The net losses from investments were primarily related to investments associated with the Company’s real estate products and private equity portfolio.

The Company reclassified investments from Level 3 to Level 2 because it was determined that certain significant inputs for the fair value measurement were observable.

Intangible assets.    The Company reclassified MSRs from Level 2 to Level 3 as significant inputs to the valuation model became unobservable during the period.

Other secured financings.    The Company reclassified Other secured financings from Level 2 to Level 3 because it was determined that certain significant inputs for the fair value measurement were unobservable.

Long-term borrowings.    Amounts included in the Purchases, sales, other settlements and issuances, net column primarily relates to the issuance of junior subordinated debentures related to China Investment Corporation (“CIC”) investment (see Note 11).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Fiscal Year Ended November 30, 2007

	Beginning Balance	Total Realized and Unrealized Gains or (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance	Unrealized Gains or (Losses) for Level 3 Assets/ Liabilities Outstanding at November 30, 2007(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$2	$134	$524	$—	$660	$49
Other sovereign government obligations	162	10	(143)	—	29	2
Corporate and other debt	33,941	(5,999)	3,664	5,452	37,058	(4,528)
Corporate equities	1,040	62	(260)	394	1,236	515
Net derivative and other contracts(3)	30	4,152	913	843	5,938	(3,294)
Investments	3,879	2,538	6,651	—	13,068	1,492
Securities received as collateral	40	—	(33)	—	7	—
Other assets(4)	2,154	32	(2,186)	—	—	—

Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt	$185	$(1,242)	$(439)	$134	$1,122	$(455)
Corporate equities	9	(58)	(55)	4	16	(27)
Obligation to return securities received as collateral	40	—	(33)	—	7	—
Other secured financings	4,724	—	(2,403)	—	2,321	—
Long-term borrowings	464	(114)	(185)	5	398	(116)

(1)	Total realized and unrealized gains (losses) are included in Principal transactions—trading in the consolidated statements of income except for $2,538 million related to Financial instruments owned—investments, which is included in Principal transactions—investments and $32 million related to Other assets associated with DFS and included in discontinued operations.
(2)	Amounts represent unrealized gains (losses) for fiscal 2007 related to assets and liabilities still outstanding at November 30, 2007.
(3)	Net derivative and other contracts represent Financial instruments owned—derivative and other contracts net of Financial instruments sold, not yet purchased—derivative and other contracts.
(4)	Other assets were disposed of in connection with the Discover Spin-off.

Financial instruments owned and Financial instruments sold, not yet purchased—Corporate and other debt.    The net losses in Level 3 Corporate and other debt were primarily driven by certain asset-backed securities, including residential and commercial mortgage loans, and by corporate loans and lending commitments.

The Company reclassified certain Corporate and other debt from Level 2 to Level 3 because certain significant inputs for the fair value measurement became unobservable. These reclassifications included transfers in the fourth quarter of fiscal 2007 primarily related to the continued market and liquidity deterioration in the mortgage markets. The most material transfers into Level 3 were in commercial whole loans, residuals from residential securitizations and interest-only commercial mortgage and agency bonds.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company reclassified certain Net derivative contracts from Level 2 to Level 3 because certain significant inputs for the fair value measurement became unobservable. The most material transfers into Level 3 were commercial and residential credit default swaps.

Financial instruments owned—Investments.    The net gains from Financial instruments owned—investments were primarily related to investments associated with the Company’s real estate products and private equity portfolio.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of November 30, 2008

Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. These assets include certain loans, certain equity method investments, certain premises and equipment, certain goodwill, certain intangible assets and certain real estate investments that were impaired during fiscal 2008, primarily in the fourth quarter. The following table presents, by caption on the consolidated statement of financial position, the fair value hierarchy for those assets measured at fair value on a non-recurring basis during fiscal 2008.

	Carrying Value at November 30, 2008	Fair Value Measurements Using:			Total Gains (Losses) for Fiscal 2008(1)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Receivables—Other loans(2)	$634	$—	$70	$564	$(121)
Other investments(3)	164	—	—	164	(96)
Premises, equipment and software costs(4)	91	—	—	91	(15)
Goodwill(5)	—	—	—	—	(673)
Intangible assets(6)	219	—	—	219	(52)
Other assets(7)	777	—	—	777	(281)

Total	$1,885	$—	$70	$1,815	$(1,238)

(1)	Impairment losses are recorded within Other expenses in the consolidated statement of income except for impairment losses related to Receivables—Other loans and Other investments, which are included in Other revenues.
(2)	Loans held for investment with a carrying amount of $755 million were written down to their fair value of $634 million, resulting in an impairment charge of $121 million, calculated based upon the fair value of the collateral. The fair value of the collateral was determined using external indicative bids, if available, or internal expected recovery models.
(3)	Equity method investments with a carrying amount of $260 million were written down to their fair value of $164 million, resulting in an impairment charge of $96 million. Impairment losses recorded were determined primarily using discounted cash flow models.
(4)	Property and equipment with a carrying amount of $106 million were written down to their fair value of $91 million, resulting in an impairment charge of $15 million. The impairment charge relates to the fixed income business, which is a reporting unit within the Institutional Securities business segment.
(5)	Goodwill with a carrying amount of $673 million was written down to its fair value of $0 million, resulting in an impairment charge of $673 million. The impairment charge relates to the fixed income business, which is a reporting unit within the Institutional Securities business segment. The fair value of the fixed income business was estimated by comparison to similar companies using their publicly traded price-to-book multiples as the basis for valuation. The impairment charge resulted from declines in the credit and mortgage markets in general, which caused significant declines in the stock market capitalization in the fourth quarter of fiscal 2008, and hence, a decline in the fair value of the fixed income business (see Note 6).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)	Intangible assets other than goodwill with a carrying amount of $271 million were written down to fair value of $219 million, resulting in an impairment charge of $52 million. Impairment losses of $21 million recorded within the Institutional Securities business segment primarily related to intellectual property rights. Impairment losses of $31 million recorded within the Asset Management business segment primarily related to management contract intangibles (see Note 6).
(7)	Buildings and property with a carrying amount of $1,004 million were written down to their fair value of $737 million, resulting in an impairment charge of $267 million. Fair values were generally determined using discounted cash flow models or third-party appraisals and valuations. A deferred commission asset associated with certain mutual fund sales commissions with a carrying value of $54 million was written down to its fair value of $40 million, resulting in an impairment of $14 million. The fair value was determined using a discounted cash flow model. These charges relate to the Asset Management business segment.

There were no liabilities measured at fair value on a non-recurring basis during fiscal 2008. There were no assets or liabilities measured at fair value on a non-recurring basis during fiscal 2007.

Fair Value Option.

The following table presents information about the eligible instruments for which the Company elected the fair value option and for which a transition adjustment was recorded as of December 1, 2006:

	Carrying Value of Instrument at December 1, 2006	Transition Adjustment to Retained Earnings Gain/(Loss)	Carrying Value of Instrument at December 1, 2006 (after Adoption of SFAS No. 159)
	(dollars in millions)
Financial instruments owned:
Corporate lending(1)	$8,587	$16	$8,603
Mortgage lending(2)	1,258	7	1,265
Investments(3)	1,305	13	1,318
Commercial paper and other short-term borrowings(4)	946	(1)	947
Deposits(5)	3,143	1	3,142
Long-term borrowings(4)	14,354	130	14,224

Pre-tax cumulative effect of adoption of the fair value option		166
Deferred taxes		64

Cumulative effect of adoption of the fair value option		$102

The transition adjustments were primarily related to the following:

(1)	Loans and lending commitments made in connection with Institutional Securities’ corporate lending activities. The fair value option was elected for these positions as they are generally risk managed on a fair value basis.
(2)	Certain mortgage lending products which are risk managed by the Institutional Securities business segment on a fair value basis. The Company did not elect the fair value option for other eligible mortgage lending products that were managed by the Discover business segment prior to the Discover Spin-off.
(3)	Certain investments that had been previously accounted for under the equity method, as well as certain interests in clearinghouses. The fair value option was elected only for positions that are risk managed on a fair value basis.
(4)	Structured notes and other hybrid long-term debt instruments. The fair value option was elected for these positions as they are risk managed on a fair value basis. The fair value option was elected for all such instruments issued after December 1, 2006 and a portion of the portfolio of instruments outstanding as of December 1, 2006. The fair value option was not elected for the remaining portion of the portfolio that existed as of December 1, 2006 due to cost-benefit considerations, including the operational effort involved.
(5)	Certain time deposits (i.e., brokered and callable certificates of deposit) issued by certain of the Company’s bank subsidiaries. The fair value option was elected for these positions as they are risk-managed on a fair value basis. The Company did not elect the fair value option for other eligible instruments within Deposits that were managed by the Discover business segment prior to the Discover Spin-off.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present gains and (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for fiscal 2008 and fiscal 2007.

	Principal Transactions: Trading	Net Interest Revenue	Gains (Losses) Included in Net Revenues
	(dollars in millions)
Fiscal 2008

Commercial paper and other short-term borrowings	$1,238	$(2)	$1,236
Deposits	14	—	14
Long-term borrowings	10,924	(748)	10,176

Fiscal 2007

Commercial paper and other short-term borrowings	$(326)	$(5)	$(331)
Deposits	(5)	—	(5)
Long-term borrowings	(481)	(366)	(847)

In addition to the amounts in the above table, as discussed in Note 2, all of the instruments within Financial instruments owned or Financial instruments sold, not yet purchased are measured at fair value, either through the election of SFAS No. 159 or as required by other accounting pronouncements.

For fiscal 2008 and fiscal 2007, the estimated changes in the fair value of the Company’s short-term and long-term borrowings, including structured notes and junior subordinated debentures, for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were gains of approximately $5.6 billion and $840 million, respectively. These gains were attributable to the widening of the Company’s credit spreads and were determined based upon observations of the Company’s secondary bond market spreads. The remainder of changes in fair value of the short-term and long-term borrowings during fiscal 2008 is attributable to changes in foreign currency exchange rates and interest rates and movements in the reference price or index for structured notes. As of November 30, 2008 and November 30, 2007, the aggregate contractual principal amount of short-term and long-term debt instruments for which the fair value option was elected exceeded the fair value of such instruments by approximately $7.5 billion and $1.6 billion, respectively. These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.

The estimated changes in the fair value of certain financial instruments included in Financial instruments sold, not yet purchased, for which the fair value option was elected that was attributable to changes in instrument-specific credit spreads were gains of approximately $280 million in fiscal 2008. The gains were related to contingent lending commitments. These contingent lending commitments closed, and accordingly, the contracts were reclassified from Financial instruments sold, not yet purchased—Corporate and other debt to Financial instruments owned—Corporate and other debt as the contracts became funded loan assets. The gains on contingent lending commitments discussed above were partially offset by losses on loan assets in fiscal 2008. See discussion below regarding changes in instrument-specific credit spreads related to loan assets. For fiscal 2007, the estimated changes in the fair value of certain financial instruments included in Financial instruments sold, not yet purchased for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were losses of approximately $291 million. This loss was primarily related to leveraged lending contingent commitments and was attributable to the illiquid market conditions that existed late in fiscal 2007. It was generally determined based on the differential between estimated expected client yields at November 30, 2007 and contractual yields.

As of November 30, 2008 and November 30, 2007, the aggregate contractual principal amount of loans for which the fair value option was elected exceeded the fair value of such loans by approximately $30.5 billion and $28.9 billion, respectively. The aggregate fair value of loans that were 90 or more days past due as of November 30,

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008 and November 30, 2007 was $2.0 billion and $6.6 billion, respectively. The aggregate contractual principal amount of such loans 90 or more days past due exceeded their fair value by approximately $19.8 billion and $23.5 billion at November 30, 2008 and November 30, 2007, respectively. This difference in amount primarily emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.

For fiscal 2008, changes in the fair value of loans for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were losses of $5.9 billion. For fiscal 2007, changes in the fair value of loans for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were losses of $2.3 billion. Instrument-specific credit losses were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.

Financial Instruments Not Measured at Fair Value.

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but nevertheless are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: Cash and due from banks, the cash component of Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements, Interest bearing deposits with banks, Federal funds sold and Securities purchased under agreements to resell, Securities borrowed, Securities sold under agreements to repurchase, Securities loaned, Receivables—customers, Receivables—brokers, dealers and clearing organizations, Payables—customers, Payables—brokers, dealers and clearing organizations, certain Commercial paper and other short-term borrowings, and certain Deposits.

The Company’s long-term borrowings are recorded at historical amounts unless elected under the SFAS No. 159 fair value election or designated as a hedged item in a fair value hedge under SFAS No. 133. For long-term borrowings not measured at fair value, the fair value of the Company’s long-term borrowings was estimated using either quoted market prices or discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing arrangements. At November 30, 2008, the carrying value of the Company’s long-term borrowings was approximately $25.0 billion higher than fair value. At November 30, 2007, the carrying value of the Company’s long-term borrowings was approximately $3.3 billion higher than fair value.

4.    Collateralized Transactions.

Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”), principally government and agency securities, are carried at the amounts at which the securities subsequently will be resold or reacquired as specified in the respective agreements; such amounts include accrued interest. Reverse repurchase agreements and repurchase agreements are presented on a net-by-counterparty basis, when appropriate. The Company’s policy is generally to take possession of securities purchased under agreements to resell. Securities borrowed and Securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated variable interest entities where the Company is deemed to be the primary beneficiary, and certain equity-referenced securities and loans where in all instances these liabilities are payable solely from the cash flows of the related assets accounted for as Financial instruments owned.

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

	At November 30, 2008	At November 30, 2007
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$7,701	$7,134
Other sovereign government obligations	626	333
Corporate and other debt	33,037	32,530
Corporate equities	5,726	1,133

Total	$47,090	$41,130

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. At November 30, 2008 and November 30, 2007, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $294 billion and $948 billion, respectively, and the fair value of the portion that had been sold or repledged was $227 billion and $708 billion, respectively.

The Company additionally receives securities as collateral in connection with certain securities for securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the consolidated statements of financial condition. At November 30, 2008 and November 30, 2007, $5 billion and $82 billion, respectively, were reported as Securities received as collateral and an Obligation to return securities received as collateral in the consolidated statements of financial condition. Collateral received in connection with these transactions that was subsequently repledged was approximately $5 billion and $72 billion at November 30, 2008 and November 30, 2007, respectively.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s collateral policies significantly limits the Company’s credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and, if necessary, may sell securities that have not been paid for or purchase securities sold but not delivered from customers.

The Company is subject to concentration risk by holding large positions in certain types of securities, loans or commitments to purchase securities of a single issuer, including sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries, or issuers engaged in a particular industry. Financial instruments owned by the Company include U.S. government and agency securities and securities issued by other sovereign governments (principally the U.K., Japan, South Korea and Brazil), which, in the aggregate, represented approximately 6% of the Company’s total assets at November 30, 2008. In addition, substantially all of the collateral held by the Company for resale agreements or bonds borrowed, which together represented approximately 19% of the Company’s total assets at November 30, 2008, consist of securities issued by the U.S. government, federal agencies or other sovereign government obligations. Positions taken and commitments made by the Company, including positions taken and underwriting and financing commitments made in connection with its private equity, principal investment and lending activities, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment grade issuers. In addition, the Company may originate or purchase certain residential and commercial mortgage loans that could contain certain terms and features that may result in additional credit risk as compared with more traditional types of mortgages. Such terms and features may include loans made to borrowers subject to payment increases or loans with high loan-to-value ratios.

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

The following table presents the total assets (unpaid principal amount) of, and retained interests in, QSPEs to which the Company acting as principal has transferred assets and received sales treatment:

	At November 30, 2008
	QSPE Assets	Retained Interests
	(dollars in millions)
Residential mortgage loans	$67,909	$593
Commercial mortgage loans	111,069	416
U.S. agency collateralized mortgage obligations	29,008	233
Other	2,628	—

Total	$210,614	$1,242

Transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securitization vehicles. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the consolidated statements of income. Net gains at the time of securitization were not material in fiscal 2008.

The following tables present information on the Company’s investment grade and non-investment grade residential mortgage loan, commercial mortgage loan and U.S. agency collateralized mortgage obligation securitization transactions (dollars in millions):

At November 30, 2008:	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations
Investment grade retained interests	$548	$321	$233
Non-investment grade retained interests	45	95	—

Total retained interests (carrying amount/fair value)	$593	$416	$233

At November 30, 2007:	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations
Investment grade retained interests	$2,048	$678	$826
Non-investment grade retained interests	1,167	406	—

Total retained interests (carrying amount/fair value)	$3,215	$1,084	$826

During fiscal 2008, fiscal 2007 and fiscal 2006, the Company received proceeds from new securitization transactions of $7 billion, $64 billion and $68 billion, respectively, and cash flows from retained interests in securitization transactions of $3.1 billion, $6.0 billion and $6.0 billion, respectively.

Variable Interest Entities.    FIN 46R applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns or both as a result of holding variable interests. The Company consolidates entities of which it is the primary beneficiary. For those entities deemed to be QSPEs (as defined in SFAS No. 140), the Company does not consolidate the entity. See Note 1 regarding the characteristics of QSPEs.

The Company is involved with various entities in the normal course of business that may be deemed to be VIEs. The Company’s variable interests in VIEs include debt and equity interests, commitments, guarantees and derivative instruments. The Company’s involvement with VIEs arises primarily from:

•	Purchased, sold and retained interests in connection with market-making and securitization activities.

•	Guarantees issued and residual interests retained in connection with municipal bond securitizations.

•	Loans and investments made to VIEs that hold debt, equity, real estate or other assets.

•	Derivatives entered into with variable interest entities.

•	Structuring of credit linked notes or other asset-repackaged notes designed to meet the investment objectives of clients.

•	Other structured transactions designed to provide enhanced, tax-efficient yields to the Company or its clients.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information about the Company’s total assets and maximum exposure to loss associated with VIEs as of November 30, 2008 and November 30, 2007, which the Company consolidates. The Company generally accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as Other secured financings in the consolidated statements of financial condition (dollars in millions):

	VIE Assets That the Company Consolidates	As of November 30, 2008 Maximum Exposure to Loss in Consolidated VIEs
		Debt and Equity Interests	Derivatives	Commitments and Guarantees	Total
Mortgage and asset-backed securitizations	$4,478	$1,767	$—	$—	$1,767
Credit and real estate	4,335	2,810	2,022	—	4,832
Commodities financing	948	—	1,440	—	1,440
Other structured transactions	1,290	520	—	—	520

	$11,051	$5,097	$3,462	$—	$8,559

	VIE Assets That the Company Consolidates	As of November 30, 2007 Maximum Exposure to Loss in Consolidated VIEs
		Debt and Equity Interests	Derivatives	Commitments and Guarantees	Total
Mortgage and asset-backed securitizations	$5,916	$1,746	$4	$—	$1,750
Municipal bond trusts	828	1	—	827	828
Credit and real estate	5,130	2,515	3,320	—	5,835
Commodities financing	1,170	—	328	—	328
Other structured transactions	9,403	8,868	—	9	8,877

	$22,447	$13,130	$3,652	$836	$17,618

The following tables present information about the Company’s total assets and maximum exposure to loss associated with non-consolidated VIEs as of November 30, 2008 and November 30, 2007 in which the Company had significant variable interests (dollars in millions):

	VIE Assets That the Company Does Not Consolidate	As of November 30, 2008 Maximum Exposure to Loss in Non-consolidated VIEs
		Debt and Equity Interests	Derivatives	Commitments and Guarantees	Total
Mortgage and asset-backed securitizations	$2,256	$88	$6	$—	$94
Municipal bond trusts	1,805	1,427	—	64	1,491
Credit and real estate	10,781	4,372	208	—	4,580
Other structured transactions	7,438	500	—	479	979

	$22,280	$6,387	$214	$543	$7,144

	VIE Assets That the Company Does Not Consolidate	As of November 30, 2007 Maximum Exposure to Loss in Non-consolidated VIEs
		Debt and Equity Interests	Derivatives	Commitments and Guarantees	Total
Mortgage and asset-backed securitizations	$7,234	$155	$125	$—	$280
Credit and real estate	20,265	12,987	200	68	13,255
Other structured transactions	10,218	1,967	—	474	2,441

	$37,717	$15,109	$325	$542	$15,976

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Mortgage Servicing Rights.    The Company may retain servicing rights to certain mortgage loans that are sold through its securitization activities. These transactions create an asset referred to as MSRs, which totaled approximately $220 million and $428 million as of November 30, 2008 and November 30, 2007, respectively, and are included within Intangible assets in the consolidated statements of financial condition.

6.    Goodwill and Net Intangible Assets.

The Company tests goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level, which are generally one level below its business segments. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective book value. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below book value, however, further analysis is required to determine the amount of the impairment. The estimated fair values of the reporting units are generally determined utilizing methodologies that incorporate price-to-book, price-to-earnings and assets under management multiples of certain comparable companies.

The Company completed its annual goodwill impairment testing, as of June 1, 2008 and June 1, 2007, which did not result in any goodwill impairment. However, due to the financial market and economic events that occurred in the fourth quarter of fiscal 2008, the Company performed an interim impairment test for goodwill subsequent to its annual testing date of June 1. The interim impairment test resulted in a noncash goodwill impairment charge of approximately $673 million. The charge relates to the fixed income business, which is a reporting unit within the Institutional Securities business segment. The fair value of the fixed income business was calculated by comparison with similar companies using their publicly traded price-to-book multiples as the basis for valuation. The impairment charge resulted from declines in the credit and mortgage markets in general, which caused significant declines in the stock market capitalization in the fourth quarter of fiscal 2008 and, hence, a decline in the fair value of the fixed income business.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of the Company’s goodwill and intangible assets for fiscal 2008, fiscal 2007 and fiscal 2006 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Total
	(dollars in millions)
Goodwill:
Balance as of November 30, 2006	$701	$589	$968	$534	$2,792
Foreign currency translation adjustments and other	—	18	—	2	20
Goodwill acquired during the year(1)	862	3	207	—	1,072
Goodwill disposed of during the year(2)	(8)	(313)	(3)	(536)	(860)

Balance as of November 30, 2007	1,555	297	1,172	—	3,024
Foreign currency translation adjustments and other	(108)	14	(3)	—	(97)
Goodwill acquired during the year	31	—	2	—	33
Goodwill disposed of during the year(3)	(5)	(39)	—	—	(44)
Impairment losses(4)	(673)	—	—	—	(673)

Balance as of November 30, 2008(5)	$800	$272	$1,171	$—	$2,243

	Institutional Securities	Asset Management	Discover	Total
Intangible Assets:
Amortizable intangible assets at November 30, 2006	$354	$3	$201	$558
Intangible assets acquired during the year(1)	114	242	5	361
Intangible assets disposed of during the year(2)	(25)	(3)	(200)	(228)
Amortization expense(6)	(57)	(9)	(6)	(72)

Amortizable intangible assets at November 30, 2007	386	233	—	619
Mortgage servicing rights (see Note 5)	428	—	—	428

Balance at November 30, 2007	$814	$233	$—	$1,047

Amortizable intangible assets at November 30, 2007	$386	$233	$—	$619
Foreign currency translation adjustments and other	(21)	—	—	(21)
Intangible assets acquired during the year(7)	36	239	—	275
Intangible assets disposed of during the year(8)	(54)	(11)	—	(65)
Amortization expense	(44)	(37)	—	(81)
Impairment losses(4)(9)	(21)	(31)	—	(52)

Amortizable intangible assets at November 30, 2008	282	393	—	675
Mortgage servicing rights (see Note 5)	220	—	—	220

Balance at November 30, 2008	$502	$393	$—	$895

(1)	Institutional Securities activity primarily represents goodwill and intangible assets acquired in connection with the Company’s joint venture with JM Financial and the Company’s acquisitions of Saxon Capital, Inc. and CityMortgage Bank. Asset Management activity primarily represents goodwill and intangible assets acquired in connection with the Company’s acquisition of FrontPoint Partners.
(2)	Global Wealth Management Group activity primarily represents goodwill disposed of in connection with the Company’s sale of Quilter Holdings Ltd. Discover activity represents goodwill and intangible assets disposed of in connection with the Discover Spin-off (see Note 19).
(3)	Global Wealth Management Group activity primarily represents goodwill disposed of in connection with the Company’s sale of Morgan Stanley Wealth Management S.V., S.A.U. (see Note 20).
(4)	Impairment losses are recorded within Other expenses in the consolidated statements of income.
(5)	Institutional Securities includes goodwill related to MSCI Inc. (“MSCI”) of $437 million.
(6)	Amortization expense for DFS is included in discontinued operations.
(7)	Asset Management activity primarily represents intangible assets related to the Company’s consolidation of Crescent.
(8)	Institutional Securities activity primarily represents intangible assets disposed of in connection with the Company’s sale of a controlling interest in a previously consolidated commodities subsidiary.
(9)	Impairment losses recorded within the Institutional Securities business segment primarily related to intellectual property rights. Impairment losses recorded within the Asset Management business segment primarily related to management contract intangibles.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortizable intangible assets were as follows:

	At November 30, 2008		At November 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in millions)
Amortizable intangible assets:
Trademarks	$126	$28	$129	$22
Technology related	144	91	151	75
Customer relationships	276	38	140	22
Management contracts	206	18	220	8
Other	123	25	154	48

Total amortizable intangible assets	$875	$200	$794	$175

Amortization expense associated with intangible assets is estimated to be approximately $64 million per year over the next five fiscal years.

7.    Deposits.

Deposits were as follows:

	At November 30, 2008	At November 30, 2007
	(dollars in millions)
Savings and demand deposits	$36,673	$27,186
Time deposits(1)	6,082	3,993

Total	$42,755	$31,179

(1)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 3).

The weighted average interest rates of interest bearing deposits outstanding during fiscal 2008 and fiscal 2007 were 2.1% and 4.0%, respectively.

At November 30, 2008, interest bearing deposits maturing over the next five years were as follows (dollars in millions):

Fiscal Year
2009	$39,576
2010	1,702
2011	460
2012	250
2013	738

As of November 30, 2008, the Company had $140 million of time deposits in denominations of $100,000 or more.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Borrowings.

Commercial Paper and Other Short-Term Borrowings.

The table below summarizes certain information regarding commercial paper and other short-term borrowings for fiscal 2008 and fiscal 2007:

	At November 30,
	2008	2007
	(dollars in millions)
Commercial Paper:
Balance at year-end	$6,744	$22,596

Average amount outstanding	$12,397	$25,362

Weighted average interest rate on year-end balance	2.6%	4.8%

Other Short-Term Borrowings(1)(2):
Balance at year-end	$3,739	$11,899

Average amount outstanding	$8,852	$8,947

(1)	These borrowings included bank loans and bank notes.
(2)	Certain structured short-term borrowings are carried at fair value under the fair value option. See Note 3 for additional information.

The Company maintains a $5 billion senior revolving credit agreement with a group of banks to support general liquidity needs, which consists of three separate tranches: a U.S. dollar tranche; a Japanese yen tranche; and a multicurrency tranche available in both euro and the British pound, all of which exist with the Company as borrower. At November 30, 2008, no borrowings were outstanding under the credit agreement. The credit agreement expires on April 16, 2009, and the Company does not expect to renew this facility.

At November 30, 2008, the Company had a $28.9 billion consolidated shareholders’ equity surplus as compared with the credit agreement’s covenant requirement.

In addition, the Company, through several of its subsidiaries, maintains funded and unfunded committed credit facilities to support various businesses, including the collateralized commercial and residential mortgage whole loan, derivative contracts, warehouse lending, emerging market loan, structured product, corporate loan, investment banking and prime brokerage businesses.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Borrowings.

Maturities and Terms.    Long-term borrowings at fiscal year-end consisted of the following:

	U.S. Dollar			Non-U.S. Dollar(1)			At November 30,
	Fixed Rate	Floating Rate(2)	Index Linked(3)	Fixed Rate	Floating Rate(2)	Index Linked(3)	2008 Total(4)(5)	2007 Total(4)
	(dollars in millions)
Due in fiscal 2008	$—	$—	$—	$—	$—	$—	$—	$30,808
Due in fiscal 2009	1,509	12,708	1,997	2,965	937	1,855	21,971	23,543
Due in fiscal 2010	2,861	7,310	1,398	2,105	1,235	2,068	16,977	19,538
Due in fiscal 2011	5,108	1,798	1,616	4,299	539	2,986	16,346	13,054
Due in fiscal 2012	6,030	2,492	865	4,740	6,420	2,864	23,411	26,647
Due in fiscal 2013	2,646	19	516	3,124	6,292	6,588	19,185	23,797
Thereafter	35,828	5,770	2,522	10,929	7,970	2,528	65,547	53,237

Total	$53,982	$30,097	$8,914	$28,162	$23,393	$18,889	$163,437	$190,624

Weighted average coupon at fiscal year-end	5.7%	3.9%	n/a	4.5%	4.6%	n/a	4.9%	5.0%

(1)	Weighted average coupon was calculated utilizing non-U.S. dollar interest rates.
(2)	U.S. dollar contractual floating rate borrowings bear interest based on a variety of money market indices, including London Interbank Offered Rates (“LIBOR”) and Federal Funds rates. Non-U.S. dollar contractual floating rate borrowings bear interest based primarily on Euribor floating rates.
(3)	Amounts include borrowings that are equity linked, credit linked, commodity linked or linked to some other index.
(4)	Amounts include an increase of approximately $2.8 billion at November 30, 2008 and an increase of approximately $164 million at November 30, 2007 to the carrying amount of certain of the Company’s long-term borrowings associated with fair value hedges under SFAS No. 133.
(5)	Amounts include a decrease of approximately $7 billion at November 30, 2008 to the carrying amounts of certain of the Company’s long-term borrowings for which the fair value option was elected (see Note 3).

The Company’s long-term borrowings included the following components:

	At November 30,
	2008	2007
	(dollars in millions)
Senior debt	$148,959	$181,733
Subordinated debt	4,212	4,015
Junior subordinated debentures	10,266	4,876

Total	$163,437	$190,624

During fiscal 2008, the Company issued notes with a carrying value aggregating approximately $45 billion, including non-U.S. dollar currency notes aggregating approximately $13 billion. During fiscal 2008, $56.1 billion of notes were repaid. Included in these repayments were $12.1 billion of fixed rate and floating-rate long-term debt repurchases by the Company in the fourth quarter of fiscal 2008 resulting in a gain of approximately $2.3 billion. In connection with these repurchases, the Company de-designated certain swaps used to hedge the debt.

Senior debt securities often are denominated in various non-U.S. dollar currencies and may be structured to provide a return that is equity-linked, credit-linked, commodity-linked or linked to some other index (e.g., the consumer price index). Senior debt also may be structured to be callable by the Company or extendible at the option of holders of the senior debt securities. Debt containing provisions that effectively allow the holders to put

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or extend the notes aggregated $775 million at November 30, 2008 and $6,736 million at November 30, 2007. Subordinated debt and junior subordinated debentures typically are issued to meet the capital requirements of the Company or its regulated subsidiaries and primarily are U.S. dollar denominated.

Senior Debt—Structured Borrowings.    The Company’s index-linked, equity-linked or credit-linked borrowings include various structured instruments whose payments and redemption values are linked to the performance of a specific index (e.g., Standard & Poor’s 500), a basket of stocks, a specific equity security, a credit exposure or basket of credit exposures. To minimize the exposure resulting from movements in the underlying index, equity, credit or other position, the Company has entered into various swap contracts and purchased options that effectively convert the borrowing costs into floating rates based upon LIBOR. These instruments are included in the preceding table at their redemption values based on the performance of the underlying indices, baskets of stocks, or specific equity securities, credit or other position or index. The Company accounts for these structured borrowings containing embedded derivatives which, prior to the adoption of SFAS No. 159, were bifurcated from the hybrid notes and accounted for at fair value. Effective December 1, 2006, the Company applied the fair value election in most cases to these hybrid notes. The swaps and purchased options used to economically hedge the embedded features are derivatives and also are carried at fair value. Changes in fair value related to the notes and economic hedges are reported in Principal transactions trading revenues.

Subordinated Debt and Junior Subordinated Debentures.    Included in the Company’s long-term borrowings are subordinated notes (including the Series F notes issued by MS&Co. discussed below) of $4,212 million having a contractual weighted average coupon of 4.77% at November 30, 2008 and $4,015 million having a weighted average coupon of 4.77% at November 30, 2007. Junior subordinated debentures outstanding by the Company were $10,266 million at November 30, 2008 and $4,876 million at November 30, 2007 having a contractual weighted average coupon of 6.17% at November 30, 2008 and 6.37% at November 30, 2007. Maturities of the subordinated and junior subordinated notes range from fiscal 2011 to fiscal 2046. Maturities of certain junior subordinated debentures can be extended to 2067 at the Company’s option.

At November 30, 2008, MS&Co. had a $25 million 7.82% fixed rate subordinated Series F note outstanding. The note matures in fiscal 2016. The terms of the note contain restrictive covenants that require, among other things, MS&Co. to maintain specified levels of Consolidated Tangible Net Worth and Net Capital, each as defined therein.

Asset and Liability Management.    In general, securities inventories not financed by secured funding sources and the majority of assets are financed with a combination of short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating rate. Fixed assets are generally financed with fixed rate long-term debt. The Company uses interest rate swaps to more closely match these borrowings to the duration, holding period and interest rate characteristics of the assets being funded and to manage interest rate risk. These swaps effectively convert certain of the Company’s fixed rate borrowings into floating rate obligations. In addition, for non-U.S. dollar currency borrowings that are not used to fund assets in the same currency, the Company has entered into currency swaps that effectively convert the borrowings into U.S. dollar obligations. The Company’s use of swaps for asset and liability management affected its effective average borrowing rate as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Weighted average coupon of long-term borrowings at fiscal year-end(1)	4.9%	5.0%	5.0%
Effective average borrowing rate for long-term borrowings after swaps at fiscal year-end(1)	4.0%	5.1%	5.0%

(1)	Included in the weighted average and effective average calculations are non-U.S. dollar interest rates.

Subsequent to fiscal year-end and through December 31, 2008, the Company’s long-term borrowings (net of repayments) increased by approximately $11.1 billion.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FDIC’s Temporary Liquidity Guarantee Program.

As of November 30, 2008, the Company had commercial paper outstanding of $4.7 billion under the TLGP. As of December 31, 2008, the Company had commercial paper and long-term debt outstanding of $6.5 billion and $9.7 billion, respectively, under the TLGP. These borrowings are senior unsecured debt obligations of the Company and guaranteed by the FDIC under the TLGP. The FDIC has concluded that the guarantee is backed by the full faith and credit of the U.S. government.

9. Commitments, Guarantees and Contingencies.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending as of November 30, 2008 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at November 30, 2008
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$3,575	$2	$—	$—	$3,577
Investment activities	1,749	586	262	635	3,232
Primary lending commitments(1)(2)	9,506	10,161	20,966	1,793	42,426
Secondary lending commitments(1)	44	56	217	115	432
Commitments for secured lending transactions	1,302	938	1,662	17	3,919
Forward starting reverse repurchase agreements(3)	46,477	—	—	—	46,477
Commercial and residential mortgage-related commitments(1)	2,822	—	—	—	2,822
Other commitments(4)	1,988	4	1	—	1,993

Total	$67,463	$11,747	$23,108	$2,560	$104,878

(1)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the consolidated statements of financial condition (see Note 3).
(2)	This amount includes commitments to asset-backed commercial paper conduits of $571 million as of November 30, 2008, of which $563 million have maturities of less than one year and $8 million of which have maturities of three to five years.
(3)	The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to November 30, 2008 and settle subsequent to year-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days, and as of November 30, 2008, $45.5 billion of the $46.5 billion settled within three business days.
(4)	This amount includes binding commitments to enter into margin-lending transactions of $1.0 billion as of November 30, 2008 in connection with the Company’s Institutional Securities business segment.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Forward Starting Reverse Repurchase Agreements.    The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to November 30, 2008 and settle subsequent to fiscal year-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations.

Commercial and Residential Mortgage-Related Commitments.    The Company enters into forward purchase contracts involving residential mortgage loans, residential mortgage lending commitments to individuals and residential home equity lines of credit. In addition, the Company enters into commitments to originate commercial and residential mortgage loans.

Other Commitments.    Other commitments generally include binding commitments to enter into margin-lending transactions and commitments to issue letters of credit on behalf of clients in connection with the Company’s Institutional Securities business segment. Other commitments also include commercial lending commitments to small businesses and commitments related to securities-based lending activities in connection with the Company’s Global Wealth Management Group business segment.

Premises and Equipment.    The Company has non-cancelable operating leases covering premises and equipment (excluding commodities operating leases, shown separately). At November 30, 2008, future minimum rental commitments under such leases (net of subleases, principally on office rentals) were as follows (dollars in millions):

Fiscal Year
2009	$568
2010	530
2011	461
2012	421
2013	354
Thereafter	2,651

The total of minimum rentals to be received in the future under non-cancelable subleases as of November 30, 2008 was $98 million.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense, net of sublease rental income, was $623 million, $604 million and $470 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

In connection with its commodities business, the Company enters into operating leases for both crude oil and refined products storage and for vessel charters. These operating leases are integral parts of the Company’s commodities risk management business. At November 30, 2008, future minimum rental commitments under such leases were as follows (dollars in millions):

Fiscal Year
2009	$452
2010	319
2011	121
2012	103
2013	70
Thereafter	74

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements as of November 30, 2008:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Notional amount of derivative contracts(1)	$985,276	$1,098,775	$1,915,444	$1,563,384	$5,562,879	$659,296	$—
Standby letters of credit and other financial guarantees issued(2)	1,102	1,813	1,977	4,445	9,337	98	4,794
Market value guarantees	—	—	—	658	658	35	144
Liquidity facilities	3,445	658	192	376	4,671	24	3,415
General partner guarantees	18	236	66	137	457	26	—
Auction rate security guarantees	2,572	—	—	—	2,572	193	—

(1)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Approximately $2.2 billion of standby letters of credit are also reflected in the “Commitments” table above in primary and secondary lending commitments.

The Company has obligations under certain guarantee arrangements, including contracts and indemnification agreements that contingently require a guarantor to make payments to the guaranteed party based on changes in an underlying measure (such as an interest or foreign exchange rate, security or commodity price, an index or the occurrence or non-occurrence of a specified event) related to an asset, liability or equity security of a guaranteed party. Also included as guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement, as well as indirect guarantees of the indebtedness of others. The Company’s use of guarantees is described below by type of guarantee:

Derivative Contracts.    Certain derivative contracts meet the accounting definition of a guarantee, including certain written options, contingent forward contracts and credit default swaps (see further discussion below regarding credit derivatives in which the Company has sold credit protection to the counterparty). Although the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s derivative arrangements do not specifically identify whether the derivative counterparty retains the underlying asset, liability or equity security, the Company has disclosed information regarding all derivative contracts that could meet the accounting definition of a guarantee. The maximum potential payout for certain derivative contracts, such as written interest rate caps and written foreign currency options, cannot be estimated, as increases in interest or foreign exchange rates in the future could possibly be unlimited. Therefore, in order to provide information regarding the maximum potential amount of future payments that the Company could be required to make under certain derivative contracts, the notional amount of the contracts has been disclosed. In certain situations, collateral may be held by the Company for those contracts that meet the definition of a guarantee. Generally, the Company sets collateral requirements by counterparty so that the collateral covers various transactions and products and is not allocated specifically to individual contracts. Therefore, the collateral amount disclosed in the table above includes only contracts where the specific collateral can be identified. Also, the Company may recover amounts related to the underlying asset delivered to the Company under the derivative contract.

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

Standby Letters of Credit and other Financial Guarantees Issued.    In connection with its corporate lending business and other corporate activities, the Company provides standby letters of credit and other financial guarantees to counterparties. Such arrangements represent obligations to make payments to third parties if the counterparty fails to fulfill its obligation under a borrowing arrangement or other contractual obligation. A majority of the Company’s standby letters of credit is provided on behalf of counterparties that are investment grade.

Market Value Guarantees.    Market value guarantees are issued to guarantee timely payment of a specified return to investors in certain affordable housing tax credit funds. These guarantees are designed to return an investor’s contribution to a fund and the investor’s share of tax losses and tax credits expected to be generated by a fund. From time to time, the Company may also guarantee return of principal invested, potentially including a specified rate of return, to fund investors.

Liquidity Facilities.    The Company has entered into liquidity facilities with SPEs and other counterparties, whereby the Company is required to make certain payments if losses or defaults occur. Primarily, the Company acts as liquidity provider to municipal bond securitization SPEs and for standalone municipal bonds in which the holders of beneficial interests issued by these SPEs or the holders of the individual bonds, respectively, have the right to tender their interests for purchase by the Company on specified dates at a specified price. The Company often may have recourse to the underlying assets held by the SPEs in the event payments are required under such liquidity facilities as well as make-whole or recourse provisions with the trust sponsors. Primarily all of the underlying assets in the SPEs are investment grade.

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

Auction Rate Security Guarantees.    Under the terms of various agreements entered into with government agencies and the terms of the Company’s announced offer to repurchase, the Company has agreed to repurchase at par certain ARS held by retail clients that were purchased through the Company. In addition, the Company has agreed to reimburse retail clients who have sold certain ARS purchased through the Company at a loss. The

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s maximum exposure as it relates to these repurchase obligations is based on the Company’s best estimate of the outstanding ARS eligible under the repurchase program, which may change as and when more information about retail client auction rate security holdings becomes available. The Company has recorded a liability at fair value related to these auction rate security purchase obligations.

Other Guarantees and Indemnities.

In the normal course of business, the Company provides guarantees and indemnifications in a variety of commercial transactions. These provisions generally are standard contractual terms. Certain of these guarantees and indemnifications are described below.

•

Trust Preferred Securities.    The Company has established Morgan Stanley Trusts for the limited purpose of issuing trust preferred securities to third parties and lending the proceeds to the Company in exchange for junior subordinated debentures. The Company has directly guaranteed the repayment of the trust preferred securities to the holders thereof to the extent that the Company has made payments to a Morgan Stanley Trust on the junior subordinated debentures. In the event that the Company does not make payments to a Morgan Stanley Trust, holders of such series of trust preferred securities would not be able to rely upon the guarantee for payment of those amounts. The Company has not recorded any liability in the consolidated financial statements for these guarantees and believes that the occurrence of any events (i.e., non-performance on the part of the paying agent) that would trigger payments under these contracts is remote. See Note 11 for details on the Company’s junior subordinated debentures.

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

•

Exchange/Clearinghouse Member Guarantees.    The Company is a member of various U.S. and non-U.S. exchanges and clearinghouses that trade and clear securities and/or derivative contracts. Associated with its membership, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange or the clearinghouse. While the rules governing different exchange or clearinghouse memberships vary, in general the Company’s guarantee obligations would arise only if the exchange or clearinghouse had previously exhausted its resources. Any potential contingent liability under these membership agreements cannot be estimated. The Company has not recorded any contingent liability in the consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

•

Guarantees on Securitized Asset and Whole Loan Sales.    As part of the Company’s Institutional Securities securitization and related activities, the Company provides representations and warranties that certain assets transferred in securitization transactions or sold as whole loans conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and, to the extent the Company has acquired such assets from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. In many securitization transactions, some, but not all, of the original asset

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sellers provide the representations and warranties directly to the purchaser, and the Company makes representations and warranties only with respect to other assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of assets transferred by the Company that are subject to its representations and warranties. The Company has not recorded any contingent liability in the consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At November 30, 2008 and November 30, 2007, the maximum potential amount of future payments the Company may be required to make under its surety bond was $114 million and $122 million, respectively. The Company has not recorded any contingent liability in the consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Derivatives

The Company enters into credit derivatives, principally through credit default swaps, under which it provides counterparties protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Company’s counterparties are banks, broker-dealers, insurance and other financial institutions, and monoline insurers. The table below summarizes certain information regarding protection sold through credit default swaps and credit-linked notes as of November 30, 2008:

	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/Liability(1)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$1,954	$4,077	$10,762	$38,942	$55,735	$4,480
AA	13,283	26,697	56,350	50,075	146,405	5,624
A	38,234	81,790	151,300	87,003	358,327	21,599
BBB	47,193	131,277	245,199	138,357	562,026	50,236
Non-investment grade	45,736	123,363	254,715	100,846	524,660	129,011

Total	146,400	367,204	718,326	415,223	1,647,153	210,950

Index and basket credit default swaps:
AAA	—	—	—	41,457	41,457	15,025
AA	—	—	—	3,363	3,363	1,205
A	596	883	16,213	8,949	26,641	1,392
BBB	10,783	78,338	487,008	391,214	967,343	58,414
Non-investment grade	23,200	107,047	292,097	140,605	562,949	81,017
Tranched index and basket credit default swaps	22,395	106,305	208,734	291,475	628,909	127,768

Total	56,974	292,573	1,004,052	877,063	2,230,662	284,821

Total credit default swaps sold	$203,374	$659,777	$1,722,378	$1,292,286	$3,877,815	$495,771

Credit-linked notes(2)	$631	$694	$2,067	$2,369	$5,761	$(1,427)

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amount shown represents the fair value of the hybrid instruments.

Single Name Credit Default Swaps.    A credit default swap protects the buyer against the loss of principal on a bond or loan in case of a default by the issuer. The protection buyer pays a periodic premium (typically quarterly) over the life of the contract and is protected for the period. The Company in turn will have to perform under a credit default swap if a credit event as defined under the contract occurs. Typical credit events include bankruptcy, dissolution or insolvency of the referenced entity, failure to pay and restructuring of the obligations of the referenced entity. In order to provide an indication of the current payment status or performance risk of the credit default swaps, the external credit ratings, primarily Moody’s credit ratings, of the underlying reference entity of the credit default swaps are disclosed.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Index and Basket Credit Default Swaps.    Index and basket credit default swaps are credit default swaps that reference multiple names through underlying baskets or portfolios of single name credit default swaps. Typically, in the event of a default on one of the underlying names, the Company will have to pay a pro rata portion of the total notional amount of the credit default index or basket contract. In order to provide an indication of the current payment status or performance risk of these credit default swaps, the weighted average external credit ratings, primarily Moody’s credit ratings, of the underlying reference entities comprising the basket or index were calculated and disclosed.

Tranched Index and Basket Credit Default Swaps.    The Company also enters into index and basket credit default swaps where the credit protection provided is based upon the application of tranching techniques. In tranched transactions, the credit risk of an index or basket is separated into various portions of the capital structure, with different levels of subordination. The most junior tranches cover initial defaults, and once losses exceed the notional of the tranche, they are passed on to the next most senior tranche in the capital structure. A majority of the Company’s tranched index and basket credit default swaps are investment grade. As external credit ratings are not always available for tranched indices and baskets, investment grade status was determined based upon internal groupings.

Credit-Linked Notes (“CLNs”).    The Company has invested in CLNs, which are hybrid instruments containing embedded derivatives, in which credit protection has been sold to the issuer of the note. If there is a credit event of a reference entity underlying the CLN, the principal balance of the note may not be repaid in full to the Company.

Purchased Credit Protection.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $3.0 trillion, compared with a notional amount of approximately $3.2 trillion of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations. The Company may also purchase credit protection to economically hedge loans and lending commitments. In total, not considering whether the underlying reference obligations are identical, the Company has purchased credit protection of $4.0 trillion with a positive fair value of $528 billion compared with $3.9 trillion of credit protection sold with a negative fair value of $496 billion.

The purchase of credit protection does not represent the sole manner in which the Company risk manages its exposure to credit derivatives. The Company manages its exposure to these derivative contracts through a variety of risk mitigation strategies, which include managing the credit and correlation risk across single name, non-tranched indices and baskets, tranched indices and baskets, and cash positions. Aggregate market risk limits have been established for credit derivatives, and market risk measures are routinely monitored against these limits. The Company may also recover amounts on the underlying reference obligation delivered to the Company under credit default swaps where credit protection was sold.

Contingencies.

Legal.    In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or are in financial distress.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters; how or if such matters will be resolved; when they will ultimately be resolved; or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues, income or cash flows for such period. Legal reserves have been established in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Auction Rate Securities Matters.    On August 13, 2008, the Company reached an agreement in principle with the Office of the New York State Attorney General and the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) in connection with the proposed settlement of their investigations relating to the sale of ARS. The Company agreed to, among other things: (1) repurchase at par illiquid ARS that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold ARS below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of ARS; and (5) pay a total penalty of $35 million. A separate investigation of these matters by the Securities and Exchange Commission (“SEC”) remains ongoing.

10.    Regulatory Requirements.

Morgan Stanley.    In September 2008, the Company became a financial holding company subject to the regulation and oversight of the Fed (see Note 1). In granting financial holding company status, the Fed will evaluate the Company’s compliance with well-capitalized standards prospectively. Prior to September 2008, the Company was a consolidated supervised entity (“CSE”) as defined by the SEC.

During fiscal 2008 and as of November 30, 2008, the Company calculated capital requirements on a consolidated basis in accordance with the Basel II Accord as interpreted by the SEC. The Basel II Accord is designed to be a risk-based capital adequacy approach, which allows for the use of internal estimates of risk components to calculate regulatory capital. As of November 30, 2008, the Company was in compliance with Basel II capital requirements with a ratio of total capital to risk-weighted assets (“RWAs”) of 26.8%. The Company seeks to maintain a ratio of Tier 1 capital to RWAs of at least 6%. This ratio as of November 30, 2008 was 17.9%.

In addition to the above ratios, financial holding companies are also subject to a Tier 1 leverage ratio as defined by the Fed. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets and deferred tax assets). The adjusted average total assets are derived using month-end balances for the fiscal quarter. This ratio as of November 30, 2008 was 6.6%.

For March 31, 2009 and future dates, the Company expects to calculate its capital ratios and RWAs in accordance with the capital adequacy standards for bank holding companies adopted by the Fed. These standards are based upon a framework described in the “International Convergence of Capital Measurement,” July 1988, as amended, also referred to as Basel I.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s Significant U.S. Bank Operating Subsidiaries.    The Company’s U.S. bank operating subsidiaries are subject to various regulatory capital requirements as administered by U.S. federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s U.S. bank operating subsidiaries’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company’s U.S. bank operating subsidiaries must meet specific capital guidelines that involve quantitative measures of the Company’s U.S. bank operating subsidiaries’ assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

The Company’s management believes, as of November 30, 2008, that the Company’s U.S. bank operating subsidiaries meet all capital adequacy requirements to which they are subject.

As of November 30, 2008, the Company’s U.S. bank operating subsidiaries exceeded all regulatorily mandated and targeted minimum regulatory capital requirements to be well-capitalized. There are no conditions or events that management believes have changed the Company’s U.S. bank operating subsidiaries’ category.

The table below sets forth the U.S. bank subsidiaries capital as of November 30, 2008.

	Amount	Ratio
At November 30, 2008	(dollars in millions)
Total Capital (to RWAs):
Morgan Stanley Bank, N.A.	$7,585	15.3%
Morgan Stanley Trust	$356	34.1%

Tier I Capital (to RWAs):
Morgan Stanley Bank, N.A.	$6,067	12.2%
Morgan Stanley Trust	$356	34.1%

Leverage Ratio:
Morgan Stanley Bank, N.A.	$6,067	14.0%
Morgan Stanley Trust	$356	7.37%

Under regulatory capital requirements adopted by the FDIC and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 4% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At November 30, 2008, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC, the Financial Industry Regulatory Authority and the Commodity Futures Trading Commission. MS&Co. has consistently operated in excess of these requirements. MS&Co.’s net capital totaled $8,284 million at November 30, 2008, which exceeded the amount required by $7,362 million. MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIP and MSJS consistently operated in excess of their respective regulatory capital requirements.

MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of November 30, 2008, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Regulated Subsidiaries.    Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

Morgan Stanley Derivative Products Inc. (“MSDP”), which is a triple-A rated derivative products subsidiary, maintains certain operating restrictions that have been reviewed by various rating agencies. MSDP is operated such that creditors of the Company should not expect to have any claims on the assets of MSDP, unless and until the obligations to its own creditors are satisfied in full. Creditors of MSDP should not expect to have any claims on the assets of the Company or any of its affiliates, other than the respective assets of MSDP.

During the second quarter of fiscal 2008, Morgan Stanley Senior Funding, Inc. (“MSSF”), which provides loans or lending commitments (including bridge financing) to selected corporate clients, transferred certain loans to Ascension Loan Vehicle, LLC (“Ascension”). MSSF and Ascension are both wholly owned subsidiaries of the Company. MSSF transferred such loans so that they could be securitized and, in turn, made eligible to be pledged with the Fed. Certain of the securitized interests in Ascension were transferred to Morgan Stanley Darica Funding, LLC (“MSDF”), a wholly owned subsidiary of the Company, during the third quarter of fiscal 2008. Ascension and MSDF, which are special purpose vehicle subsidiaries of the Company, maintain certain operating restrictions that have been reviewed by various rating agencies. Ascension and MSDF are structured as separate legal entities and operated such that creditors of the Company or any affiliate of the Company, including MSSF, but excluding Ascension and MSDF, should not reasonably expect to have any claims on the assets of Ascension and MSDF, respectively. Such assets include loans that have been sold, and participation interests that have been granted, by MSSF to Ascension in an aggregate approximate amount of $2.0 billion as of November 30, 2008. Such amounts may increase or decrease. Securitized interests in Ascension were transferred to MSDF in the aggregate approximate amount of $460 million during fiscal 2008. Creditors of Ascension and MSDF should not reasonably expect to have any claims on the assets of the Company or any of its affiliates, including MSSF, other than the assets of Ascension and MSDF, respectively.

The regulatory capital requirements referred to above, and certain covenants contained in various agreements governing indebtedness of the Company, may restrict the Company’s ability to withdraw capital from its subsidiaries. At November 30, 2008, approximately $13.8 billion of net assets of consolidated subsidiaries may be restricted as to the payment of cash dividends and advances to the parent company.

11.    Shareholders’ Equity.

Common Stock.    Changes in shares of common stock outstanding for fiscal 2008 and fiscal 2007 were as follows (share data in millions):

	Fiscal 2008	Fiscal 2007
Shares outstanding at beginning of period	1,056	1,049
Net impact of stock option exercises and other share issuances	57	59
Treasury stock purchases(1)	(65)	(52)

Shares outstanding at end of period	1,048	1,056

(1)	Treasury stock purchases includes repurchases of common stock for employee tax withholding.

Treasury Shares.    During fiscal 2008, the Company repurchased $711 million of its common stock as part of its capital management share repurchase program at an average cost of $18.14 per share. During fiscal 2007, the Company purchased $3.8 billion of its common stock through open market purchases at an average cost of

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$72.65 per share. In December 2006, the Company announced that its Board of Directors had authorized the repurchase of up to $6 billion of the Company’s outstanding common stock. This share repurchase authorization considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. As of November 30, 2008, the Company had approximately $1.6 billion remaining under its current share repurchase authorization.

China Investment Corporation Investment.    In December 2007, the Company sold Equity Units that included contracts to purchase Company common stock (see “Stock Purchase Contracts” herein) to a wholly owned subsidiary of CIC for approximately $5,579 million. CIC’s ownership in the Company’s common stock, including the number of shares of common stock to be received by CIC upon settlement of the stock purchase contracts, will be 9.9% or less of the Company’s total shares outstanding based on the total shares that were outstanding on November 30, 2007. CIC is a passive financial investor and has no special rights of ownership nor a role in the management of the Company. A substantial portion of the investment proceeds was treated as Tier 1 capital for regulatory capital purposes.

As described below, the Equity Units consist of interests in trust preferred securities issued by Morgan Stanley Capital Trust A (“Series A Trust”), Morgan Stanley Capital Trust B (“Series B Trust”) or Morgan Stanley Capital Trust C (“Series C Trust”) (each a “Morgan Stanley Trust” and, collectively, the “Trusts”) and stock purchase contracts issued by the Company. The only assets held by the Series A Trust, Series B Trust and Series C Trust are junior subordinated debentures issued by the parent company.

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

The trust common securities, which are held by the Company, represent an interest in the Trusts and are recorded as an equity method investment in the Company’s consolidated statement of financial condition. The Trusts are VIEs in accordance with FIN 46R, and the Company does not consolidate its interests in the Trusts as it is not the primary beneficiary of any of the Trusts.

The Company has directly guaranteed the repayment of the trust preferred securities to the holders thereof to the extent that there are funds available in the Trusts. If the Company does not make payments on the junior subordinated debentures owned by a Morgan Stanley Trust, such Morgan Stanley Trust will not be able to pay

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 13, 2008, the Company sold to Mitsubishi UFJ Financial Group, Inc (“MUFG”) certain preferred stock for an aggregate purchase price of $9 billion (see below for further discussion). As a result of this transaction, and as contractually required by the terms of the securities purchase agreement for the sale of Equity Units to CIC, the threshold appreciation price of $57.6840 was reduced to the reference price of $48.07 (see Note 12). As a result, the Company will issue 116,062,911 shares of common stock (subject to adjustment for certain anti-dilution provisions and participation in certain dividends as described below) upon settlement of the stock purchase contracts on August 17, 2010.

The initial quarterly distributions on the Series A, Series B and Series C trust preferred securities of 6%, combined with the contract adjustment payments on the stock purchase contracts of 3%, result in a 9% yield on the Equity Units. If the Company defers any of the contract adjustment payments on the stock purchase contracts, then it will accrue additional amounts on the deferred amounts at the annual rate of 9% until paid, to the extent permitted by law.

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

Earnings per Share.

Prior to October 13, 2008, the impact of the Equity Units was reflected in the Company’s earnings per diluted common share using the treasury stock method, as defined by SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the treasury stock method, the number of shares of common stock included in the calculation of earnings per diluted common share was calculated as the excess, if any, of the number of shares expected to be issued upon settlement of the stock purchase contract based on the average market price for the last 20 days of the reporting period, less the number of shares that could be purchased by the Company with the proceeds to be received upon settlement of the contract at the average closing price for the reporting period.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dilution of net income per share occurred (i) in reporting periods when the average closing price of common shares was over $57.6840 per share or (ii) in reporting periods when the average closing price of common shares for a reporting period was between $48.0700 and $57.6840 and was greater than the average market price for the last 20 days ending three days prior to the end of such reporting period.

Effective October 13, 2008, as a result of the adjustment to the Equity Units as described above, the Equity Units are now deemed to be “participating securities” in accordance with EITF Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” in that the Equity Units have the ability to participate in any dividends the Company declares on common shares above $0.27 per share during any quarterly reporting period via an increase in the number of common shares to be delivered upon settlement of the stock purchase contracts. The Equity Units will be reflected, prospectively from October 13, 2008, in the Company’s earnings per share calculation using the two-class method. During fiscal 2008, no dividends above $0.27 per share were declared during any quarterly reporting period.

The Equity Units do not share in any losses of the Company for purposes of calculating earnings per share. Therefore, if the Company incurs a loss in any reporting period, losses will not be allocated to the Equity Units in the earnings per share calculation.

In addition, as required by the U.S. Department of Treasury’s (the “U.S. Treasury”) Troubled Asset Relief Program (“TARP”) and Capital Purchase Program (“CPP”) (see below for further discussion), the Company may not declare or pay any cash dividends on its common stock other than regular quarterly cash dividends of not more than $0.27 without the consent of the U.S. Treasury.

See Note 2 for further discussion on the two-class method and Note 12 for the dilutive impact for fiscal 2008.

Rabbi Trusts.    The Company has established rabbi trusts (the “Rabbi Trusts”) to provide common stock voting rights to certain employees who hold outstanding restricted stock units. The number of shares of common stock outstanding in the Rabbi Trusts was approximately 74 million at November 30, 2008 and approximately 107 million at November 30, 2007. The assets of the Rabbi Trusts are consolidated with those of the Company, and the value of the Company’s stock held in the Rabbi Trusts is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock.

Preferred Stock and Warrants.

Series A Preferred Stock.    In July 2006, the Company issued 44,000,000 Depositary Shares, in an aggregate of $1,100 million. Each Depositary Share represents 1/1,000th of a Share of Floating Rate Non-Cumulative Preferred Stock, Series A, $0.01 par value (“Series A Preferred Stock”). The Series A Preferred Stock is redeemable at the Company’s option, in whole or in part, on or after July 15, 2011 at a redemption price of $25,000 per share (equivalent to $25 per Depositary Share). The Series A Preferred Stock also has a preference over the Company’s common stock upon liquidation. Subsequent to fiscal year-end, the Company declared a quarterly dividend of $348.35 per share of Series A Preferred Stock that was paid on January 15, 2009 to preferred shareholders of record on December 31, 2008.

Series B and Series C Preferred Stock.    On October 13, 2008, the Company issued to MUFG 7,839,209 shares of Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (“Series B Preferred Stock”) and 1,160,791 shares of Series C Non-Cumulative Non-Voting Perpetual Preferred Stock (“Series C Preferred Stock”) for an aggregate purchase price of $9 billion. The Series B Preferred Stock is convertible at MUFG’s option (at a conversion price of $25.25) into 310,464,033 shares of the Company’s common shares, subject to

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain anti-dilution adjustments. Subject to any applicable New York Stock Exchange stockholder approval requirements, one-half of the Series B Preferred Stock will mandatorily convert into the Company’s common shares when, at any time on or after October 13, 2009, the market price of the Company’s common shares exceeds 150% of the then-applicable conversion price (initially $25.25) for twenty trading days within any period of thirty consecutive trading days beginning after October 13, 2009 (subject to certain ownership limits on MUFG and its affiliates). The remainder of the Series B Preferred Stock will mandatorily convert on the same basis on or after October 13, 2010.

The Series B Preferred Stock pays a non-cumulative dividend, as and if declared by the Board of Directors of the Company, in cash, at the rate of 10% per annum (provided, that, if stockholder approval, as noted above, has not been received by February 17, 2009, the per annum rate shall increase to 13% on and including February 17, 2009 and shall remain in effect until the date upon which stockholder approval is received or no longer required) of the liquidation preference of $1,000 per share, except under certain circumstances (as set forth in the securities purchase agreement for the sale of the Series B Preferred Stock and the Series C Preferred Stock to MUFG). Subsequent to fiscal year-end, the Company declared a quarterly dividend of $25.56 per share of Series B Preferred Stock that was paid on January 15, 2009 to preferred shareholders of record on December 31, 2008.

The Series C Preferred Stock is redeemable by the Company, in whole or in part, on or after October 15, 2011 at a redemption price of $1,100 per share. Dividends on the Series C Preferred Stock are payable, on a non-cumulative basis, as and if declared by the Board of Directors of the Company, in cash, at the rate of 10% per annum of the liquidation preference of $1,000 per share. Subsequent to fiscal year-end, the Company declared a quarterly dividend of $25.56 per share of Series C Preferred Stock that was paid on January 15, 2009 to preferred shareholders of record on December 31, 2008.

The $9 billion in proceeds was allocated to the Series B Preferred Stock and the Series C Preferred Stock based on their relative fair values at issuance (approximately $8.1 billion was allocated to the Series B Preferred Stock and approximately $0.9 billion to the Series C Preferred Stock). Upon redemption by the Company, the excess of the redemption value of $1,100 per share over the carrying value of the Series C Preferred Stock ($0.9 billion allocated at inception or approximately $784 per share) will be charged to Retained earnings (i.e., treated in a manner similar to the treatment of dividends paid). The amount charged to Retained earnings will be deducted from the numerator in calculating basic and diluted earnings per share during the related reporting period in which the Series C Preferred Stock is redeemed by the Company (See Note 12 for additional details).

Series D Preferred Stock and Warrants.    On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (initially introduced as TARP) was enacted. On October 14, 2008, the U.S. Treasury announced its intention to inject capital into nine large U.S. financial institutions, including the Company, under the CPP and since has injected capital into many other financial institutions. The Company was part of the initial group of financial institutions participating in the CPP, and on October 26, 2008 entered into a Securities Purchase Agreement—Standard Terms with the U.S. Treasury pursuant to which, among other things, the Company sold to the U.S. Treasury for an aggregate purchase price of $10 billion, 10 million shares of Series D Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.01 per share, of the Company (“Series D Preferred Stock”) and warrants to purchase up to 65,245,759 shares of common stock, par value $0.01 per share (the “Warrants”), of the Company. As a condition under the CPP, the Company’s share repurchases are currently limited to purchases in connection with the administration of any employee benefit plan, consistent with past practices, including purchases to offset share dilution in connection with any such plans. This restriction is effective until October 2011 or until the U.S. Treasury no longer owns any of the Company’s preferred shares issued under the CPP.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Series D Preferred Stock ranks senior to the Company’s common shares and pari passu, which is at an equal level in the capital structure, with existing preferred shares, other than preferred shares which by their terms rank junior to any other existing preferred shares. The Series D Preferred Stock pays a compounding cumulative dividend, in cash, at a rate of 5% per annum for the first five years, and 9% per annum thereafter on the liquidation preference of $1,000 per share. The Company is prohibited from paying any dividend with respect to shares of common stock, other junior securities or preferred stock ranking pari passu with the Series D Preferred Stock or repurchasing or redeeming any shares of the Company’s common shares, other junior securities or preferred stock ranking pari passu with the Series D Preferred Stock in any quarter unless all accrued and unpaid dividends are paid on the Series D Preferred Stock for all past dividend periods (including the latest completed dividend period), subject to certain limited exceptions. The Series D Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series D Preferred Stock. The Series D Preferred Stock is callable at par after three years. Prior to the end of three years, the Series D Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of at least $250 million (each a “Qualified Equity Offering”). The U.S. Treasury may also transfer the Series D Preferred Stock to a third party at any time. Subsequent to fiscal year-end, the Company declared a quarterly dividend of $10.69 per share that was paid on January 15, 2009 to preferred shareholders of record on December 31, 2008.

The Company’s preferred stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 10).

Warrants.    The Warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $22.99 per share (subject to certain anti-dilution adjustments). The U.S. Treasury may not exercise the Warrants for, or transfer the Warrants with respect to, more than half of the initial shares of common stock underlying the Warrants prior to the earlier of (i) the date on which the Company receives aggregate gross proceeds of not less than $10 billion from one or more Qualified Equity Offerings and (ii) December 31, 2009. The number of shares to be delivered upon settlement of the warrant will be reduced by 50% if the Company receives aggregate gross proceeds of at least 100% of the aggregate Liquidation Preference of the Series D Preferred Stock ($10 billion) from one or more Qualified Equity Offerings prior to December 31, 2009.

The $10 billion in proceeds was allocated to the Series D Preferred Stock and the Warrants based on their relative fair values at issuance (approximately $9 billion was allocated to the Series D Preferred Stock and approximately $1 billion to the Warrants). The difference between the initial value allocated to the Series D Preferred Stock of approximately $9 billion and the liquidation value of $10 billion will be charged to Retained earnings over the first five years of the contract as an adjustment to the dividend yield using the effective yield method. The amount charged to Retained earnings will be deducted from the numerator in calculating basic and diluted earnings per share during the related reporting period (see Note 12).

Accumulated Other Comprehensive Loss.    As of November 30, 2008 and November 30, 2007, the components of the Company’s Accumulated other comprehensive loss are as follows:

	At November 30,
	2008	2007
	(dollars in millions)
Foreign currency translation adjustments, net of tax	$(46)	$114
Net change in cash flow hedges, net of tax	(42)	(58)
Minimum pension liability adjustment, net of tax	—	(47)
SFAS No. 158 pension adjustment, net of tax	(37)	(208)

Accumulated other comprehensive loss, net of tax	$(125)	$(199)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cumulative Foreign Currency Translation Adjustments.    Cumulative foreign currency translation adjustments include gains or losses resulting from translating foreign currency financial statements from their respective functional currencies to U.S. dollars, net of hedge gains or losses and related tax effects. The Company uses foreign currency contracts and designates certain non-U.S. dollar currency debt as hedges to manage the currency exposure relating to its net monetary investments in non-U.S. dollar functional currency subsidiaries. Increases or decreases in the value of the Company’s net foreign investments generally are tax deferred for U.S. purposes, but the related hedge gains and losses are taxable currently. The Company attempts to protect its net book value from the effects of fluctuations in currency exchange rates on its net monetary investments in non-U.S. dollar subsidiaries by selling the appropriate non-U.S. dollar currency in the forward market. Under some circumstances, however, the Company may elect not to hedge its net monetary investments in certain foreign operations due to market conditions, including the availability of various currency contracts at acceptable costs. Information relating to the hedging of the Company’s net monetary investments in non-U.S. dollar functional currency subsidiaries and their effects on cumulative foreign currency translation adjustments is summarized below:

	At November 30,
	2008	2007
	(dollars in millions)
Net monetary investments in non-U.S. dollar functional currency subsidiaries	$7,549	$9,534

Cumulative foreign currency translation adjustments resulting from net investments in subsidiaries with a non-U.S. dollar functional currency	$(352)	$1,290
Cumulative foreign currency translation adjustments resulting from realized or unrealized losses on hedges, net of tax	306	(1,176)

Total cumulative foreign currency translation adjustments, net of tax	$(46)	$114

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Earnings per Common Share.

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. The Company calculates earnings per share using the two-class method as defined in EITF 03-6 (see Note 2). The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Basic EPS:
Income from continuing operations	$1,807	$2,563	$6,335
Net (loss) gain on discontinued operations	(100)	646	1,137

Net income	1,707	3,209	7,472
Less: Preferred dividends (Series A Preferred Stock)	(53)	(68)	(19)
Less: Preferred dividends (Series D Preferred Stock)	(44)	—	—
Less: Amortization of issuance discount for Series D Preferred Stock	(15)	—	—
Less: Allocation of undistributed earnings to Equity Units	(7)	—	—

Net income applicable to common shareholders	$1,588	$3,141	$7,453

Weighted average common shares outstanding	1,028	1,002	1,010

Earnings per basic common share:
Income from continuing operations	$1.64	$2.49	$6.25
(Loss) gain on discontinued operations	(0.10)	0.64	1.13

Earnings per basic common share	$1.54	$3.13	$7.38

Diluted EPS:
Net income applicable to common shareholders	$1,588	$3,141	$7,453

Weighted average common shares outstanding	1,028	1,002	1,010
Effect of dilutive securities:
Stock options and restricted stock units	26	52	45
Series B Preferred Stock	42	—	—

Weighted average common shares outstanding and common stock equivalents	1,096	1,054	1,055

Earnings per diluted common share:
Income from continuing operations	$1.54	$2.37	$5.99
(Loss) gain on discontinued operations	(0.09)	0.61	1.08

Earnings per diluted common share	$1.45	$2.98	$7.07

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(shares in millions)
Number of Antidilutive Securities Outstanding at End of Period:
Stock options and restricted stock units	81	19	38
Equity Units	116	—	—
CPP Warrants	65	—	—

Total	262	19	38

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Interest and Dividends and Interest Expense.

Details of Interest income and Interest expense were as follows (in millions):

Fiscal Year 2008
Interest and dividends(1):
Financial instruments owned(2)	$9,971
Receivables from other loans	784
Other(3)	29,970

Total Interest and dividends revenues	$40,725

Interest expense(1):
Commercial paper and other short-term borrowings	$663
Deposits	740
Long-term debt	7,793
Other(3)	28,327

Total Interest expense	$37,523

Net interest and dividends revenues	$3,202

(1)	Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument and related market conventions. When interest and dividends are included as a component of the instrument’s fair value, interest and dividends are included within Principal transactions—trading revenues or Principal transactions—investment revenues. Otherwise, they are included within Interest and dividends income or Interest expense.
(2)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest and dividends revenues.
(3)	Amounts primarily related to securities financing transactions, which include repurchase and resale agreements, securities borrowed and loan transactions, customer receivables/payables and segregated customer cash. The Company considers its principal trading, investment banking, commissions, and interest and dividend income, along with the associated interest expense, as one integrated activity for each of the Company’s separate businesses and is therefore unable to further breakout Interest and dividends and Interest expense (see Note 1).

14. Other Revenues.

Details of Other revenues were as follows (in millions):

Fiscal Year 2008
Repurchase of long-term debt (see Note 8)	$2,252
MSCI Inc. secondary offerings (see Note 20)	1,489
Morgan Stanley Wealth Management S.V., S.A.U (see Note 20)	743
Other	1,578

Total	$6,062

15.    Employee Stock-Based Compensation Plans.

The Company accounts for stock-based compensation in accordance with SFAS No. 123R (see Note 2). SFAS No. 123R requires measurement of compensation cost for equity-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s stock-based compensation expense (net of cancellations) are presented below:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(dollars in millions)
Deferred stock	$1,695	$1,592	$1,763
Stock options	87	241	152
Employee Stock Purchase Plan	10	9	8

Total(1)	$1,792	$1,842	$1,923

(1)	Amounts include $94 million, $345 million and $457 million of accrued stock-based compensation expense primarily related to year-end equity awards granted in December 2008, December 2007 and December 2006, respectively, to employees who are retirement-eligible under the award terms.

The table above excludes stock-based compensation expense recorded in discontinued operations, which was approximately $17 million and $32 million for fiscal 2007 and fiscal 2006, respectively. No stock-based compensation expense was recorded in discontinued operations in fiscal 2008.

The tax benefit for stock-based compensation expense related to deferred stock and stock options was $572 million, $722 million and $737 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The tax benefit for stock-based compensation expense included in discontinued operations in fiscal 2007 and fiscal 2006 was approximately $6 million and $11 million, respectively. No tax benefit for stock-based compensation expense was recorded in discontinued operations in fiscal 2008.

At November 30, 2008, the Company had approximately $1,400 million of unrecognized compensation cost related to unvested stock-based awards (excluding fiscal 2008 year-end awards granted in December 2008 to nonretirement-eligible employees, which will begin to be amortized in 2009). The unrecognized compensation cost relating to unvested stock-based awards expected to vest will primarily be recognized over the next two years.

In connection with awards under its equity-based compensation plans, the Company is authorized to issue shares of its common stock held in treasury or newly issued shares. At November 30, 2008, approximately 110 million shares were available for future grant under these plans.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred Stock Awards.    The Company has made deferred stock awards pursuant to several equity-based compensation plans. The plans provide for the deferral of a portion of certain key employees’ discretionary compensation with awards made in the form of restricted common stock or in the right to receive unrestricted shares of common stock in the future (“restricted stock units”). Awards under these plans are generally subject to vesting over time contingent upon continued employment and to restrictions on sale, transfer or assignment until the end of a specified period, generally two to five years from date of grant. All or a portion of an award may be canceled if employment is terminated before the end of the relevant restriction period. All or a portion of a vested award also may be canceled in certain limited situations, including termination for cause during the relevant restriction period. Recipients of deferred stock awards generally have voting rights and receive dividend equivalents that are not subject to vesting.

The following table sets forth activity relating to the Company’s vested and unvested restricted stock units (share data in millions):

	Fiscal 2008
	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units at beginning of year	108	$51.95
Granted	46	48.71
Conversions to common stock	(75)	49.10
Canceled	(5)	53.92

Restricted stock units at end of year(1)	74	$50.57

(1)	At November 30, 2008, approximately 69 million awards were vested or expected to vest.

The weighted average price for restricted stock units granted during fiscal 2007 and fiscal 2006 was $66.68 (adjusted to reflect the impact of the Discover Spin-off) and $57.86, respectively (unadjusted for the Discover Spin-off). As of November 30, 2008, the weighted-average remaining term for the Company’s outstanding restricted stock units was approximately 1.8 years.

The total fair market value of restricted stock units converted to common stock during fiscal 2008, fiscal 2007 and fiscal 2006 was $3,209 million, $817 million and $768 million, respectively. The value of restricted stock units converting to common stock in fiscal 2008 increased from prior fiscal years, primarily as a result of a modification in fiscal 2008 to accelerate the conversion of certain restricted stock unit awards. Additional compensation cost recognized as a result of this modification was not material.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company’s unvested restricted stock units (share data in millions):

	Fiscal 2008
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at beginning of period	59	$54.29
Granted	46	48.71
Vested	(50)	51.27
Canceled	(5)	53.99

Unvested restricted stock units at end of period(1)	50	$52.21

(1)	Unvested restricted stock units represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligible requirements. At November 30, 2008, approximately 45 million unvested restricted stock units, with a weighted average grant date fair value of $52.28, were expected to vest.

Stock Option Awards.    The Company has granted stock option awards pursuant to several equity-based compensation plans. The plans provide for the deferral of a portion of certain key employees’ discretionary compensation with awards made in the form of stock options generally having an exercise price not less than the fair value of the Company’s common stock on the date of grant. Such stock option awards generally become exercisable over a three-year period and expire ten years from the date of grant, subject to accelerated expiration upon termination of employment. Stock option awards have vesting, restriction and cancellation provisions that are generally similar to those in deferred stock awards.

The weighted average fair values of options granted during fiscal 2007 and fiscal 2006 were $18.55 (adjusted to reflect the impact of the Discover Spin-off) and $14.15 (unadjusted for the Discover Spin-off), respectively, utilizing the following weighted average assumptions. No options were granted in fiscal 2008.

	Fiscal 2007	Fiscal 2006
Risk-free interest rate	4.4%	4.8%
Expected option life in years	6.0	3.3
Expected stock price volatility	23.8%	28.6%
Expected dividend yield	1.4%	1.7%

The Company’s expected option life has been determined based upon historical experience. Beginning on December 1, 2006, the expected stock price volatility assumption was determined using the implied volatility of exchange-traded options, consistent with the guidance in Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company’s stock options (share data in millions):

	Fiscal 2008
	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of period	118	$48.22
Exercised	(10)	30.53
Canceled	(8)	51.78

Options outstanding at end of period(1)	100	$49.88

Options exercisable at end of period	87	$47.53

(1)	At November 30, 2008, 99 million awards, with a weighted average exercise price of $49.77, were vested or expected to vest.

The total intrinsic value of stock options exercised during fiscal 2008, fiscal 2007 and fiscal 2006 was $211 million, $707 million and $326 million, respectively.

As of November 30, 2008, there were no exercisable in-the-money stock options.

The following table presents information relating to the Company’s stock options outstanding at November 30, 2008 (number of options outstanding data in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Life (Years)	Number Exercisable	Weighted Average Exercise Price	Average Remaining Life (Years)
$22.00 – $39.99	19	34.25	2.6	19	34.25	2.6
$40.00 – $49.99	39	47.17	4.1	39	47.20	4.1
$50.00 – $59.99	23	53.65	1.8	23	53.65	1.8
$60.00 – $69.99	18	66.60	6.8	5	66.30	3.9
$70.00 – $91.99	1	80.46	1.7	1	81.04	1.3

Total	100			87

MSCI Inc., a consolidated subsidiary of the Company, has issued equity-based awards in the form of restricted stock units (representing shares of MSCI Inc. common stock) and options to purchase MSCI Inc. common stock (except for expense amounts, such awards are not reflected in the above disclosures). Stock-based compensation expense (net of cancellations) for fiscal 2008 for awards of MSCI equity was $30 million, including $4 million of accrued stock-based compensation related to year-end equity awards granted in December 2008 to employees of MSCI Inc. who were retirement-eligible under the award terms. For fiscal 2007, stock-based compensation expense for awards of MSCI equity was $1 million; there were no equity awards granted in December 2007 to employees of MSCI Inc. who were retirement-eligible under the award terms.

16.    Employee Benefit Plans.

The Company sponsors various pension plans for the majority of its U.S. and non-U.S. employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees. The Company also provides certain postemployment benefits to certain former employees or inactive employees prior to retirement.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s defined benefit pension, postretirement and postemployment plans are accounted for in accordance with SFAS Nos. 87, 88, 106, 112 and 158. The Company adopted the provision of SFAS No. 158 to recognize the overfunded or underfunded status of the Company’s defined benefit and postretirement plans as an asset or liability in the consolidated statement of financial condition at November 30, 2007. Accordingly, the Company recorded a charge of $347 million ($208 million after-tax) to Accumulated other comprehensive income (loss), a component of Shareholders’ equity.

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

The following table illustrates the incremental effect of the application of SFAS No. 158 as of November 30, 2007:

	Before Application of SFAS No. 158	SFAS No. 158 Adjustments	After Application of SFAS No. 158
	(dollars in millions)
Other assets	$9,153	$(302)	$8,851
Other liabilities and accrued expenses	24,561	45	24,606
Net deferred tax assets	5,454	139	5,593
Accumulated other comprehensive income (loss)	9	(208)	(199)
Total shareholders’ equity	31,477	(208)	31,269

For fiscal 2008, the Company adopted the measurement date provision of SFAS No. 158 under the alternative transition method, which requires the measurement date to coincide with the fiscal year-end date. The Company recorded an after-tax charge of approximately $13 million to Shareholders’ equity ($21 million before tax) upon adoption of this requirement.

Pension and Other Postretirement Plans.    Substantially all of the U.S. employees of the Company hired before July 1, 2007 and its U.S. affiliates are covered by a non-contributory, defined benefit pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “Qualified Plan”). Unfunded supplementary plans (the “Supplemental Plans”) cover certain executives. In addition, certain of the Company’s non-U.S. subsidiaries also have pension plans covering substantially all of their employees. These pension plans generally provide pension benefits that are based on each employee’s years of credited service and on compensation levels specified in the plans. The Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax regulations. Liabilities for benefits payable under its Supplemental Plans are accrued by the Company and are funded when paid to the beneficiaries. The Company’s U.S. Qualified Plan was closed to new hires effective July 1, 2007. In lieu of a defined benefit pension plan, eligible employees who were first hired, rehired or transferred to a U.S. benefits eligible position on or after July 1, 2007 will receive a retirement contribution under the 401(k) plan. The amount of the retirement contribution is included in the Company’s 401(k) cost and will be equal to between 2% and 5% of eligible pay based on years of service as of December 31.

The Company also has unfunded postretirement benefit plans that provide medical and life insurance for eligible U.S. retirees and their dependents.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information for the Company’s pension and postretirement plans on an aggregate basis:

Net Periodic Benefit Expense.

The following table presents the components of the net periodic benefit expense:

	Pension			Postretirement
	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(dollars in millions)
Service cost, benefits earned during the year	$104	$109	$111	$8	$7	$8
Interest cost on projected benefit obligation	136	125	119	10	8	10
Expected return on plan assets	(129)	(124)	(116)	—	—	—
Net amortization of prior service credit	(8)	(8)	(7)	(2)	(1)	(2)
Net amortization of actuarial loss	31	41	51	1	—	2
Special termination benefits	—	2	2	—	—	—

Net periodic benefit expense	$134	$145	$160	$17	$14	$18

Other changes in plan assets and benefit obligations recognized in other comprehensive income on a pre-tax basis in fiscal 2008 are as follows:

	Pension	Postretirement
	Fiscal 2008	Fiscal 2008
	(dollars in millions)
Net gain.	$(330)	$(11)
Amortization of prior service credit	8	2
Amortization of net loss	(31)	(1)

Total recognized in other comprehensive income	$(353)	$(10)

The Company amortizes (as a component of pension expense) unrecognized net gains and losses over the average future service of active participants (5 to 20 years depending upon the plan) to the extent that the gain/loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets.

The following table presents the weighted average assumptions used to determine net periodic benefit costs for fiscal 2008, fiscal 2007 and fiscal 2006:

	Pension			Postretirement
	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2008	Fiscal 2007	Fiscal 2006
Discount rate	6.17%	5.79%	5.60%	6.34%	5.97%	5.75%
Expected long-term rate of return on plan assets	6.46	6.65	6.65	n/a	n/a	n/a
Rate of future compensation increases	5.08	4.40	4.35	n/a	n/a	n/a

The expected long-term rate of return on plan assets represents the Company’s best estimate of the long-term return on plan assets and generally was estimated by computing a weighted average return of the underlying long-term expected returns on the different asset classes, based on the target asset allocations. For plans where there is no established target asset allocation, actual asset allocations were used. The expected long-term return on assets is a long-term assumption that generally is expected to remain the same from one year to the next unless there is a significant change in the target asset allocation, the fees and expenses paid by the plan or market conditions. In fiscal 2008, the weighted average assumed expected long-term rate of return on assets changed from 6.65% to 6.46%, primarily due to the change in the U.S. Qualified Plan’s asset allocation. To better align the duration of plan assets with the duration of plan liabilities, in fiscal 2007, the U.S. Qualified Plan’s target asset allocation policy was

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changed from 45%/55% equity/fixed income to 30%/70% equity/fixed income. In late fiscal 2008, the U.S. Qualified Plan transitioned to 100% investment in fixed income securities and related derivative securities, including interest rate swap contracts. This asset allocation is expected to help protect the plan’s funded status and limit volatility of required contributions. Total U.S. Qualified Plan portfolio performance will be evaluated by comparing the Plan’s investment performance with an estimate of the change in the Plan’s liability.

Benefit Obligations and Funded Status.

The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets for fiscal 2008 and fiscal 2007 as well as a summary of the funded status at November 30, 2008 and November 30, 2007:

	Pension		Postretirement
	Fiscal 2008	Fiscal 2007	Fiscal 2008	Fiscal 2007
	(dollars in millions)
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$2,263	$2,563	$162	$168
Adjustments due to adoption of SFAS No. 158 measurement date provisions:
Service cost and interest cost	40	—	3	—
Gap period benefits paid	(10)	—	—	—
Service cost	104	109	8	7
Interest cost	136	125	10	8
Plan amendments	—	(9)	—	(4)
Actuarial (gain) loss	(268)	(46)	(11)	14
Benefits paid	(122)	(102)	(8)	(8)
Plan settlements	—	(1)	—	—
Special termination benefits	—	2	—	—
Transfers/divestitures(1)	—	(400)	—	(23)
Other, including foreign currency exchange rate changes	(51)	22	—	—

Benefit obligation at end of year	$2,092	$2,263	$164	$162

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$2,113	$2,312	$—	$—
Adjustments due to adoption of SFAS No. 158 measurement date provisions:
Gap period benefits paid, net of contributions	(9)	—	—	—
Actual return on plan assets	215	161	—	—
Employer contributions	326	131	8	8
Benefits paid	(122)	(102)	(8)	(8)
Plan settlements	—	(1)	—	—
Transfers/divestitures(1)	—	(405)	—	—
Other, including foreign currency exchange rate changes	(50)	17	—	—

Fair value of plan assets at end of year	$2,473	$2,113	$—	$—

Funded status:
Funded/(Unfunded status)	$381	$(150)	$(164)	$(162)
Amount contributed to plan after measurement date	—	24	—	—

Net amount recognized	$381	$(126)	$(164)	$(162)

Amounts recognized in the consolidated statements of financial condition consist of:
Assets	$666	$162	$—	$—
Liabilities	(285)	(288)	(164)	(162)

Net amount recognized	$381	$(126)	$(164)	$(162)

Amounts recognized in accumulated other comprehensive loss consist of:
Prior service credit	$(56)	$(66)	$(6)	$(8)
Net loss	100	467	11	22

Net loss recognized	$44	$401	$5	$14

(1)	Transfers and divestitures primarily relate to the impact of the Discover Spin-off and non-U.S. subsidiary plans.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in actuarial gain under benefit obligation are primarily attributed to an increase in the discount rates as of November 30, 2008.

The estimated prior-service credit that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over 2009 is approximately $(9) million for defined benefit pension plans and $(1) million for postretirement plans. The estimated net loss for the defined benefit pension plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over 2009 is approximately $3 million.

The accumulated benefit obligation for all defined benefit pension plans was $1,993 million and $2,147 million at November 30, 2008 and November 30, 2007, respectively.

The following table contains information for pension plans with projected benefit obligations or accumulated benefit obligations in excess of the fair value of plan assets as of fiscal year-end:

	November 30, 2008	November 30, 2007
	(dollars in millions)
Projected benefit obligation	$325	$511
Accumulated benefit obligation	295	474
Fair value of plan assets	41	216

The following table presents the weighted average assumptions used to determine benefit obligations at fiscal year-end:

	Pension		Postretirement
	Fiscal 2008	Fiscal 2007	Fiscal 2008	Fiscal 2007
Discount rate	7.23%	6.17%	7.47%	6.34%
Rate of future compensation increases	5.09	5.08	n/a	n/a

The discount rate used to determine the benefit obligation for the U.S. Qualified Pension Plan and postretirement plans was selected by the Company, in consultation with its independent actuaries, using a pension discount yield curve based on the characteristics of the U.S. Qualified Plan and postretirement liabilities, each determined independently. The pension discount yield curve represents spot discount yields based on duration implicit in a representative broad based Aa corporate bond universe of high-quality fixed income investments. As of November 30, 2008, the Company’s U.S. Qualified Plan represented 82% of the total liabilities of its U.S. pension and postretirement plans combined. The discount rate used to determine the benefit obligation for the defined benefit portion of its U.K. pension plan was selected by the Company using a pension discount yield curve based on the characteristics of the U.K. defined benefit pension liabilities. For all other non-U.S. pension plans, the Company set the assumed discount rates based on the nature of liabilities, local economic environments and available bond indices.

The following table presents assumed health care cost trend rates used to determine the postretirement benefit obligations at fiscal year-end:

	November 30, 2008	November 30, 2007
Health care cost trend rate assumed for next year:
Medical	7.25-9.50%	8.33-8.61%
Prescription	10.50%	11.11%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2012

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health care cost trend rates can have a significant effect on the amounts reported for the Company’s postretirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point (Decrease)
	(dollars in millions)
Effect on total postretirement service and interest cost	$4	$(3)
Effect on postretirement benefit obligation	26	(21)

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

U.S. Qualified Plan Assets.    The U.S. Qualified Plan assets represent 92% of the Company’s total pension plan assets. The weighted average asset allocations for the U.S. Qualified Plan at November 30, 2008 and November 30, 2007 and the targeted asset allocation for 2009 by asset class were as follows:

	Fiscal 2009 Targeted	November 30, 2008	November 30, 2007
Equity securities	—%	—%	31%
Fixed income securities	100	99	68
Other—primarily cash	—	1	1

Total	100%	100%	100%

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

The U.S. Qualified Plan uses a combination of active and risk-controlled fixed income investment strategies. The fixed income asset allocation consists primarily of longer-duration fixed income securities in order to help reduce plan exposure to interest rate variation and to better align assets with obligations. The longer duration fixed income allocation is expected to help maintain the stability of plan contributions over the long run.

The allocation by the investment manager of the Company’s U.S. Qualified Plan is reviewed by the Morgan Stanley Retirement Plan Investment Committee on a regular basis. When the exposure to an asset class or a given investment manager reaches a minimum or maximum level, a review process is initiated, and the allocation is automatically rebalanced back toward target allocation levels unless the Investment Committee determines otherwise.

Derivative instruments are permitted in the U.S. Qualified Plan’s portfolio only to the extent that they comply with all of the plan’s policy guidelines and are consistent with the plan’s risk and return objectives. In addition, any investment in derivatives must meet the following conditions:

•

Derivatives may be used only if they are deemed by the investment manager to be more attractive than a similar direct investment in the underlying cash market or if the derivatives are being used to manage risk of the portfolio.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash Flows.

The Company expects to contribute approximately $300 million to its pension and postretirement benefit plans in 2009 based upon their current funded status and expected asset return assumptions for 2009, as applicable.

Expected benefit payments associated with the Company’s pension and postretirement benefit plans for the next five fiscal years and in aggregate for the five fiscal years thereafter are as follows:

	Pension	Postretirement
	(dollars in millions)
Fiscal 2009	$120	$9
Fiscal 2010	119	9
Fiscal 2011	118	9
Fiscal 2012	121	9
Fiscal 2013	127	9
Fiscal 2014-2018	696	48

Morgan Stanley 401(k) and Profit Sharing Awards.    Eligible U.S. employees receive 401(k) matching contributions that are invested in the Company’s common stock. The retirement contribution granted in lieu of a defined benefit pension plan is included in the Company’s 401(k) expense. The Company also provides discretionary profit sharing to certain Non-U.S. employees. The pre-tax expense associated with the 401(k) match and profit sharing for fiscal 2008, fiscal 2007 and fiscal 2006 was $106 million, $128 million and $117 million, respectively.

Defined Contribution Pension Plans.    The Company maintains separate defined contribution pension plans that cover substantially all employees of certain non-U.S. subsidiaries. Under such plans, benefits are determined based on a fixed rate of base salary with certain vesting requirements. In fiscal 2008, fiscal 2007 and fiscal 2006, the Company’s expense related to these plans was $128 million, $115 million and $87 million, respectively.

Other Postemployment Benefits.    Postemployment benefits include, but are not limited to, salary continuation, severance benefits, disability-related benefits, and continuation of health care and life insurance coverage provided to former employees or inactive employees after employment but before retirement. The postemployment benefit obligations were not material as of November 30, 2008 and November 30, 2007.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Income Taxes.

The provision for (benefit from) income taxes from continuing operations consisted of:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(dollars in millions)
Current:
U.S. federal	$445	$302	$1,084
U.S. state and local	78	147	254
Non-U.S.	1,181	2,428	1,280

	1,704	2,877	2,618

Deferred:
U.S. federal	(1,025)	(1,861)	126
U.S. state and local	4	(69)	(20)
Non-U.S.	(203)	(116)	5

	(1,224)	(2,046)	111

Provision for income taxes from continuing operations	$480	$831	$2,729

Provision for income taxes from discontinued operations	$—	$378	$529

The following table reconciles the provision for (benefit from) income taxes to the U.S. federal statutory income tax rate:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	2.3	1.5	1.6
Lower tax rates applicable to non-U.S. earnings	(10.8)	(2.0)	(2.4)
Goodwill	10.1	—	—
Domestic tax credits	(9.9)	(6.0)	(2.3)
Tax exempt income	(7.8)	(3.3)	(0.9)
Other	2.1	(0.7)	(0.9)

Effective income tax rate(1)	21.0%	24.5%	30.1%

(1)	The fiscal 2006 effective tax rate includes the impact of a $242 million income tax benefit, or $0.23 per diluted share, related to the resolution of the Internal Revenue Service (the “IRS”) examination of years 1994-1998.

As of November 30, 2008, the Company had approximately $6.0 billion of earnings attributable to foreign subsidiaries for which no provisions have been recorded for income tax that could occur upon repatriation. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at November 30, 2008 and November 30, 2007 were as follows:

	November 30, 2008	November 30, 2007
	(dollars in millions)
Deferred tax assets:
Employee compensation and benefit plans	$3,433	$4,789
Valuation and liability allowances	474	498
Deferred expenses	60	38
Tax credit and loss carryforward	4,411	1,729
Other	864	851

Total deferred tax assets	9,242	7,905
Valuation allowance(1)	201	19

Deferred tax assets after valuation allowance	$9,041	$7,886

Deferred tax liabilities:
Valuation of inventory, investments and receivables	$1,581	$787
Prepaid commissions	24	52
Fixed assets	270	283
Other	884	1,171

Total deferred tax liabilities	2,759	2,293

Net deferred tax assets	$6,282	$5,593

(1)	The valuation allowance reduces the benefit of certain separate Company federal and state net operating loss carryforwards and book writedowns to the amount that will more likely than not be realized.

During fiscal 2008, the valuation allowance was increased by $182 million related to the ability to utilize certain separate federal and state net operating losses.

The Company had federal and state net operating loss carryforwards for which a deferred tax asset of $2,550 million and $724 million was recorded as of November 30, 2008 and November 30, 2007, respectively. These carryforwards are subject to annual limitations and will expire in 2026. The deferred tax asset for federal net operating loss carryforwards does not include approximately $75 million related to excess tax benefits from the exercise or conversion of stock-based compensation awards for which a tax benefit will be recorded in Paid-in capital when realized.

The Company had tax credit carryforwards for which a related deferred tax asset of $1,861 million and $1,005 million was recorded as of November 30, 2008 and November 30, 2007, respectively. These carryforwards are subject to annual limitations on utilization and will expire in 2016.

The Company believes that the realization of the recognized net deferred tax asset of $6,282 million (after valuation allowance) is more likely than not based on expectations as to future taxable income in the jurisdictions in which it operates.

The Company recorded net income tax (provision for) benefits to Paid-in capital of $(131) million, $280 million and $72 million related to employee stock compensation transactions in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Such amounts were recorded to Paid-in capital.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash paid for income taxes was $1,406 million, $3,404 million and $3,115 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. During fiscal 2008, the Company received a refund of $1,200 million for overpayment of estimated taxes remitted during fiscal 2007.

The Company adopted FIN 48 on December 1, 2007 and recorded a cumulative effect adjustment of approximately $92 million as a decrease to the opening balance of Retained earnings as of December 1, 2007.

The total amount of unrecognized tax benefits as of the date of adoption of FIN 48 was approximately $3.4 billion and $2.7 billion as of November 30, 2008 and December 1, 2007, respectively. Of this total, approximately $1.9 billion and $1.7 billion, respectively, (net of federal benefit of state issues, competent authority and foreign tax credit offsets) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.

The Company recognizes the accrual of interest related to unrecognized tax benefits in Provision for income taxes in the consolidated statements of income. The Company recognizes the accrual of penalties (if any) related to unrecognized tax benefits in Income before income taxes. For fiscal 2008, the Company recognized $76 million of interest (net of federal and state income tax benefits) in the consolidated statement of income. Interest expense accrued as of November 30, 2008 and December 1, 2007 was approximately $306 million and $223 million, respectively, net of federal and state income tax benefits. The amount of penalties accrued was immaterial.

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2008 (dollars in millions):

Unrecognized Tax Benefits
Balance at December 1, 2007	$2,722
Increases based on tax positions related to the current period	856
Decreases based on tax positions related to the current period	—
Increases based on tax positions related to prior periods	5
Decreases based on tax positions related to prior periods	(124)
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	(34)

Balance at November 30, 2008	$3,425

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom (the “U.K.”), and states in which the Company has significant business operations, such as New York. The IRS and Japanese tax authorities are expected to conclude the field work portion of their respective examinations during 2009. During 2009, the Company expects to come to conclusion with the U.K. tax authorities on issues through tax year 2007, including those in appeals. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. The Company believes that the resolution of tax matters will not have a material effect on the consolidated statements of financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statements of income for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next twelve months. At this time, however, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits and impact on the effective tax rate over the next twelve months.

The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax Year
United States	1999
New York State and City	2002
Hong Kong	2002
United Kingdom	2004
Japan	2004

18.    Segment and Geographic Information.

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

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations primarily represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by the Asset Management business segment to the Global Wealth Management Group business segment associated with sales of certain products and the related compensation costs paid to the Global Wealth Management Group business segment’s global representatives.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information for the Company’s segments is presented below:

Fiscal 2008	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$14,219	$6,085	$1,491	$(258)	$21,537
Net interest	2,403	934	(199)	64	3,202

Net revenues	$16,622	$7,019	$1,292	$(194)	$24,739

Income from continuing operations before income taxes	$2,925	$1,154	$(1,807)	$15	$2,287
Provision for (benefit from) income taxes	724	440	(690)	6	480

Income from continuing operations(1)	$2,201	$714	$(1,117)	$9	$1,807

Fiscal 2007	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations(2)	Total
	(dollars in millions)
Total non-interest revenues	$14,038	$5,915	$5,531	$(286)	$25,198
Net interest	2,064	710	(38)	45	2,781

Net revenues	$16,102	$6,625	$5,493	$(241)	$27,979

Income from continuing operations before income taxes	$770	$1,155	$1,467	$2	$3,394
Income tax (benefit) provision	(170)	459	541	1	831

Income from continuing operations(1)	$940	$696	$926	$1	$2,563

Fiscal 2006	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations(2)	Total
	(dollars in millions)
Total non-interest revenues	$19,718	$5,027	$3,432	$(257)	$27,920
Net interest	1,352	485	21	21	1,879

Net revenues	$21,070	$5,512	$3,453	$(236)	$29,799

Income from continuing operations before income taxes	$7,682	$508	$851	$23	$9,064
Provision for income taxes	2,213	167	340	9	2,729

Income from continuing operations(1)	$5,469	$341	$511	$14	$6,335

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Interest	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Fiscal 2008
Interest and dividends	$39,359	$1,239	$170	$(43)	$40,725
Interest expense	36,956	305	369	(107)	37,523

Net interest	$2,403	$934	$(199)	$64	$3,202

Fiscal 2007
Interest and dividends	$59,131	$1,221	$74	$(343)	$60,083
Interest expense	57,067	511	112	(388)	57,302

Net interest	$2,064	$710	$(38)	$45	$2,781

Fiscal 2006
Interest and dividends	$42,106	$1,004	$48	$(382)	$42,776
Interest expense	40,754	519	27	(403)	40,897

Net interest	$1,352	$485	$21	$21	$1,879

Total Assets(3)	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Total
	(dollars in millions)
At November 30, 2008	$623,076	$22,586	$13,150	$—	$658,812

At November 30, 2007	$1,005,452	$27,518	$12,439	$—	$1,045,409

At November 30, 2006	$1,063,985	$21,232	$6,908	$29,067	$1,121,192

(1)	See Note 19 for a discussion of discontinued operations.
(2)	The results of the Institutional Securities business segment for fiscal 2007 included a $25 million advisory fee related to the Discover Spin-off that was eliminated in consolidation. The results of the Institutional Securities business segment for fiscal 2006 included a $30 million advisory fee related to the Company’s sale of its former aircraft leasing business that was eliminated in consolidation.
(3)	Corporate assets have been fully allocated to the Company’s business segments.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted through European and Asian locations. The following table presents selected income statement information and the total assets of the Company’s operations by geographic area. The net revenues and total assets disclosed in the following table reflect the regional view of the Company’s consolidated net revenues and total assets, on a managed basis, based on the following methodology:

•	Institutional Securities: advisory and equity underwriting—client location, debt underwriting—revenue recording location, sales and trading—trading desk location.

•	Global Wealth Management Group: global representative coverage location.

•	Asset Management: client location, except for merchant banking business, which is based on asset location.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Revenues	Fiscal 2008	Fiscal 2007(1)	Fiscal 2006(1)
	(dollars in millions)
Americas	$13,317	$12,026	$18,577
Europe, Middle East and Africa	8,971	10,085	7,948
Asia	2,451	5,868	3,274

Total	$24,739	$27,979	$29,799

Total Assets	At November 30, 2008	At November 30, 2007(1)	At November 30, 2006(1)
	(dollars in millions)
Americas	$461,596	$692,328	$690,498
Europe, Middle East and Africa	143,683	269,753	347,379
Asia	53,533	83,328	83,315

Total	$658,812	$1,045,409	$1,121,192

(1)	Certain reclassifications have been made to prior-year amounts to conform to the current year’s presentation.

19.    Discontinued Operations.

Fiscal 2008.

Discover.    During the fourth quarter of fiscal 2008, DFS announced the settlement of its lawsuit with Visa and MasterCard. At the time of the spin-off of DFS, the Company and DFS negotiated an agreement that entitled the Company to receive approximately $1.3 billion pre-tax in connection with this settlement; however, DFS contends that the Company is in breach of the agreement. The Company has filed a lawsuit to enforce this agreement and this revenue has not yet been included in the Company’s results of operations.

The results for discontinued operations in fiscal 2008 included costs related to a legal settlement between DFS, Visa and MasterCard.

Fiscal 2007.

Discover.    On June 30, 2007, the Company completed the Discover Spin-off. The Company distributed all of the outstanding shares of DFS common stock, par value $0.01 per share, to the Company’s stockholders of record as of June 18, 2007. The results of DFS are included within discontinued operations for all periods through the date of the Discover Spin-off.

The net assets that were distributed to shareholders on the date of the Discover Spin-off were $5,558 million, which was recorded as a reduction to the Company’s retained earnings.

Net revenues included in discontinued operations related to DFS were $2,392 million and $4,290 million in fiscal 2007 and fiscal 2006, respectively.

The results of discontinued operations include interest expense that was allocated based upon borrowings that were specifically attributable to DFS’ operations through intercompany transactions existing prior to the Discover Spin-off. For fiscal 2007 and fiscal 2006, the amount of interest expense reclassified to discontinued operations was approximately $159 million and $247 million, respectively.

Quilter Holdings Ltd.    On February 28, 2007, the Company sold Quilter Holdings Ltd., its standalone U.K. mass affluent business that was formerly included within the Global Wealth Management Group business

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segment. The results of Quilter Holdings Ltd. are included within discontinued operations for all periods presented through the date of sale. The results for discontinued operations in fiscal 2007 also included a pre-tax gain of $168 million ($109 million after-tax) on disposition.

Fiscal 2006.

Aircraft Leasing.    On March 24, 2006, the Company completed the sale of its aircraft leasing business to Terra Firma, a European private equity group.

The results for discontinued operations in fiscal 2006 included a loss of $125 million ($75 million after-tax) related to the impact of the finalization of the sales proceeds and balance sheet adjustments related to the closing. Gross revenues from the aircraft leasing business included in discontinued operations was $137 million in fiscal 2006.

Summarized financial information for the Company’s discontinued operations for fiscal 2008, fiscal 2007 and fiscal 2006:

The table below provides information regarding amounts included within discontinued operations (dollars in millions):

	Fiscal Year
	2008	2007	2006
Pre-tax (loss) gain on discontinued operations
DFS	$(100)	$850	$1,681
Quilter Holdings Ltd.	—	174	27
Aircraft leasing	—	—	(42)

	$(100)	$1,024	$1,666

20.    Business Acquisitions and Dispositions and Sale of Minority Interest.

The Company’s significant business acquisitions, dispositions and sale of minority interest are described below.

Fiscal 2008.

MSCI.    MSCI is a provider of investment decision support tools to investment institutions worldwide and is included within the Institutional Securities business segment. In fiscal 2008, the Company sold approximately 53 million of its MSCI shares in two secondary offerings. The Company received net proceeds of approximately $1.6 billion and recognized pre-tax gains of $1.5 billion, net of professional fee expenses of approximately $26 million in conjunction with the sales of this investment. As of November 30, 2008, the Company owned approximately 28 million shares of MSCI’s class B common stock, representing approximately 66% of the combined voting power of all classes of MSCI’s voting stock.

The Company consolidates MSCI for financial reporting purposes. The Company may ultimately divest its entire interest in MSCI.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below provides information regarding the MSCI secondary offerings for fiscal 2008 (in millions):

Number of MSCI shares sold	$53
Net proceeds	$1,560
Revenues	$1,489
Professional fee expenses	$26
Pre-tax gain	$1,463

Morgan Stanley Wealth Management S.V., S.A.U.    In the second quarter of fiscal 2008, the Company sold Morgan Stanley Wealth Management S.V., S.A.U. (“MSWM S.V.”), its Spanish onshore mass affluent wealth management business. The Company recognized a pre-tax gain of approximately $687 million, net of transaction-related charges of approximately $50 million. The results of MSWM S.V. are included within the Global Wealth Management Group business segment through the date of sale.

Fiscal 2007.

MSCI.    On July 31, 2007, the Company announced that it would sell a minority interest in its subsidiary, MSCI in an initial public offering (“IPO”). In November 2007, MSCI completed its IPO of 16.1 million shares and received net proceeds of approximately $265 million, net of underwriting discounts, commissions and offering expenses. As the IPO was part of a broader corporate reorganization, contemplated by the Company at the IPO date, the increase in the carrying amount of the Company’s investment in MSCI was recorded in Paid-in capital in the Company’s consolidated statement of financial condition and the Company’s consolidated statement of changes in shareholders’ equity at November 30, 2007.

Fiscal 2006.

Goldfish.    On February 17, 2006, the Company acquired the Goldfish credit card business in the U.K. As a result of the Discover Spin-off, the results of Goldfish have been included within discontinued operations. The acquisition price was $1,676 million, which was paid in cash in February 2006. The Company recorded goodwill and other intangible assets of approximately $370 million in connection with the acquisition.

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

The pro forma impact of business acquisitions individually and in the aggregate in fiscal 2008, fiscal 2007 and fiscal 2006 was not material to the consolidated financial statements.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    Quarterly Results (unaudited).

	2008 Fiscal Quarter				2007 Fiscal Quarter
	First	Second(1)	Third	Fourth(2)	First	Second	Third	Fourth(2)
	(dollars in millions, except per share data)
Total non-interest revenues	$7,221	$6,425	$6,915	$976	$8,995	$10,775	$6,806	$(1,378)
Net interest	1,103	104	1,142	853	973	(271)	1,133	946

Net revenues	8,324	6,529	8,057	1,829	9,968	10,504	7,939	(432)

Total non-interest expenses	6,108	5,064	6,101	5,179	6,538	7,000	5,693	5,354

Income (losses) from continuing operations before income taxes	2,216	1,465	1,956	(3,350)	3,430	3,504	2,246	(5,786)
Provision for (benefit from) income taxes	665	439	531	(1,155)	1,116	1,141	772	(2,198)

Income (losses) from continuing operations	1,551	1,026	1,425	(2,195)	2,314	2,363	1,474	(3,588)

Discontinued operations(3):
Net (loss) gain from discontinued operations	—	—	—	(100)	564	349	111	—
Provision for income taxes	—	—	—	—	(206)	(130)	(42)	—

Net (loss) gain on discontinued operations	—	—	—	(100)	358	219	69	—

Net income	$1,551	$1,026	$1,425	$(2,295)	$2,672	$2,582	$1,543	$(3,588)

Earnings applicable to common shareholders(4)	$1,534	$1,012	$1,414	$(2,365)	$2,655	$2,565	$1,526	$(3,605)

Earnings per basic common share(5):
Income (losses) from continuing operations	$1.50	$0.97	$1.36	$(2.24)	$2.28	$2.35	$1.45	$(3.61)
Net (loss) gain on discontinued operations	—	—	—	(0.10)	0.35	0.22	0.07	—

Earnings per basic common share	$1.50	$0.97	$1.36	$(2.34)	$2.63	$2.57	$1.52	$(3.61)

Earnings per diluted common share(5):
Income (losses) from continuing operations	$1.45	$0.95	$1.32	$(2.24)	$2.17	$2.24	$1.38	$(3.61)
Net (loss) gain on discontinued operations	—	—	—	(0.10)	0.34	0.21	0.06	—

Earnings per diluted common share	$1.45	$0.95	$1.32	$(2.34)	$2.51	$2.45	$1.44	$(3.61)

Dividends to common shareholders	$0.27	$0.27	$0.27	$0.27	$0.27	$0.27	$0.27	$0.27
Book value	$29.11	$30.11	$31.25	$30.24	$34.71	$36.52	$32.14	$28.56

(1)	Income from continuing operations includes $120 million ($171 million pre-tax), $0.11 per diluted share, due to the reversal of valuation adjustments related to interest rate derivatives, and a cumulative negative adjustment of $84 million ($120 million pre-tax), $0.08 per diluted share, resulting from incorrect valuations of a London-based trader’s positions related to prior quarters. These amounts are included in the Institutional Securities business segment.
(2)	Results for the Company in the fourth quarter of fiscal 2008 included gains of approximately $3.0 billion from the widening of the Company’s credit spreads on certain long-term and short-term borrowings, gains of approximately $2.3 billion from repurchasing of Company debt, net losses of approximately $1.7 billion associated with loans and lending commitments, mortgage-related writedowns of $1.2 billion, mark-to-market gains of approximately $1.4 billion after the de-designation of hedges against certain of the Company’s debt and charges of $725 million related to the impairment of goodwill and intangible assets. Results for the Company in the fourth quarter of fiscal 2007 included mortgage-related writedowns of $9.4 billion.
(3)	See Note 19 for a discussion of discontinued operations.
(4)	No losses were allocated to the Equity Units in the fourth quarter of fiscal 2008 (see Note 2 and Note 12).
(5)	Summation of the quarters’ earnings per common share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.     Subsequent Event.

Morgan Stanley Smith Barney Joint Venture.

On January 13, 2009, the Company and Citigroup Inc. (“Citi”) announced they had reached a definitive agreement to combine the Company’s Global Wealth Management Group and Citi’s Smith Barney in the U.S., Quilter in the U.K., and Smith Barney Australia into a new joint venture to be called Morgan Stanley Smith Barney. The Company will own 51%, and Citi will own 49% of the joint venture, after the contribution of the respective businesses to the joint venture and the Company’s payment of $2.7 billion to Citi. The Company will appoint four directors to the joint venture’s board and Citi will appoint two directors. After year three, the Company and Citi will have various purchase and sales rights for the joint venture. The transaction is expected to close in the third quarter of 2009 and is subject to regulatory approvals and other customary closing conditions. The Company expects to consolidate this joint venture upon closing.

23.    Parent Company.

See pages F-2 through F-8 for condensed financial information of Morgan Stanley (Parent Company Only).

FINANCIAL DATA SUPPLEMENT (Unaudited)

Average Balances and Interest Rates and Net Interest Revenue

	Fiscal Year 2008
	Average Month-End Balance	Interest	Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(1)	$288,639	$9,971	3.5%
Receivables from other loans	12,463	784	6.3
Other interest earning assets(2):
Interest bearing deposits with banks	80,273	—	—
Federal funds sold and securities purchased under resale agreements	134,452	—	—
Securities borrowed	223,037	—	—
Receivables from customers	58,903	—	—

Total other interest earning assets	496,665	29,970	6.0

Total interest earning assets	797,767	40,725	5.1%

Non-interest earning assets	208,841

Total assets	$1,006,608

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Commercial paper and other short-term borrowings	$21,249	$663	3.1%
Interest bearing deposits	35,311	740	2.1
Long-term debt	194,028	7,793	4.0
Financial instruments sold, not yet purchased(1)	80,166	—	—
Other interest bearing liabilities(2):
Securities sold under agreements to repurchase	168,659	—	—
Securities loaned	58,754	—	—
Payables to customers	238,088	—	—

Total other interest bearing liabilities	465,501	28,327	6.1

Total interest bearing liabilities	$796,255	37,523	4.7%

Non-interest bearing liabilities and shareholders’ equity	210,353

Total liabilities and shareholders’ equity	$1,006,608

Net interest revenues and net interest rate spread		$3,202	0.4%

(1)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest and dividends revenues.
(2)	Amounts primarily relate to securities financing transaction, which include repurchase and resale agreements, securities borrowed and loaned transactions, customer receivables/payables and segregated customer cash. The Company considers its principal trading, investment banking, commissions, and interest and dividend income, along with the associated interest expense, as one integrated activity for each of the Company’s separate businesses and is therefore unable to further breakout Interest and dividends and Interest expense (see Note 1 to the consolidated financial statements).

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Deposits

	Average Deposits(1)
	Fiscal Year
	2008		2007		2006
	Average Amount(1)	Average Rate	Average Amount(1)	Average Rate	Average Amount(1)	Average Rate
	(in millions)	(%)	(in millions)	(%)	(in millions)	(%)
Interest bearing deposits(2):
Savings deposits	$33,756	2.0%	$17,732	3.8%	$8,329	3.8%
Time deposits	1,555	4.0%	4,280	4.9%	1,021	4.3%

Total	$35,311	2.1%	$22,012	4.0%	$9,350	3.9%

(1)	Average balances are calculated based upon month-end balances.
(2)	Deposits are primarily located in U.S. offices.

Ratios

	Fiscal Year
	2008	2007	2006
Net income to average assets	0.2%	0.3%	0.7%
Return on common shareholders’ equity(1)	4.7%	8.9%	23.5%
Return on total shareholders’ equity(2)	4.6%	8.8%	23.2%
Dividend payout ratio(3)	74.5%	36.2%	15.3%
Total average common shareholders’ equity to average assets	3.3%	2.9%	3.1%
Total average shareholders’ equity to average assets	3.7%	3.0%	3.1%

(1)	Based on net income applicable to common shareholders as a percentage of average common shareholders’ equity.
(2)	Based on net income as a percentage of average total shareholders’ equity.
(3)	Dividends declared per common share as a percentage of net income per diluted share.

Short-term Borrowings

	Fiscal Year
	2008	2007	2006
	(dollars in millions)
Securities sold under repurchase agreements(1):
Year-end balance	$102,401	$162,840	$267,566
Average month-end balance(2)	168,659	274,959	266,057
Maximum balance at any month-end	272,126	335,522	298,549

Securities loaned(1):
Year-end balance	$14,821	$110,423	$150,257
Average month-end balance(2)	58,754	153,008	138,587
Maximum balance at any month-end	110,446	209,592	165,070

Commercial paper:
Year-end balance	$6,744	$22,596	$22,433
Average month-end balance(2)	12,397	25,362	23,962
Maximum balance at any month-end	19,895	31,442	31,284
Weighted average interest rate during the year	4.2%	5.1%	4.2%
Weighted average interest rate on year-end balance	2.6%	4.8%	4.6%

(1)	The Company considers its principal trading, investment banking, commissions, and interest and dividend income, along with the associated interest expense, as one integrated activity for each of the Company’s separate businesses and is therefore unable to provide weighted average interest rates for Securities sold under repurchase agreements and Securities loaned. See Note 1 and Note 13 of the consolidated financial statements for further information.
(2)	Average balances are calculated based upon month-end balances.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management assessed the effectiveness of Morgan Stanley’s internal control over financial reporting as of November 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that Morgan Stanley maintained effective internal control over financial reporting as of November 30, 2008.

Morgan Stanley’s independent registered public accounting firm has audited and issued a report on Morgan Stanley’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Morgan Stanley:

We have audited the internal control over financial reporting of Morgan Stanley and subsidiaries (the “Company”) as of November 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of November 30, 2008 and the related consolidated statement of income, comprehensive income, cash flows and changes in shareholders’ equity for the year ended November 30, 2008 and our report dated January 28, 2009 expresses an unqualified opinion on those financial statements and includes an explanatory paragraph, concerning the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”

/s/ Deloitte & Touche LLP

New York, New York

January 28, 2009

Changes in Internal Control Over Financial Reporting.

No change in Morgan Stanley’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended November 30, 2008 that materially affected, or is reasonably likely to materially affect, Morgan Stanley’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information relating to Morgan Stanley’s directors and nominees under the following captions in Morgan Stanley’s definitive proxy statement for its 2009 annual meeting of shareholders (“Morgan Stanley’s Proxy Statement”) is incorporated by reference herein.

•	“Item 1—Election of Directors”

•	“Item 1—Election of Directors—Board Meetings and Committees”

Information relating to Morgan Stanley’s executive officers is contained in Part I, Item 1 of this report under “Executive Officers of Morgan Stanley” and to certain of Morgan Stanley’s officers under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and incorporated by reference herein.

Morgan Stanley’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer, its Chief Financial Officer and its Controller and Principal Accounting Officer. You can find our Code of Ethics and Business Conduct on our internet site, www.morganstanley.com/about/company/governance/ethics.html. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our internet site.

Because Morgan Stanley’s common stock is listed on the NYSE, its Chief Executive Officer made his annual certification to the NYSE on April 30, 2008 stating that he was not aware of any violation by Morgan Stanley of the NYSE’s corporate governance listing standards. In addition, Morgan Stanley has filed, as exhibits to this Annual Report on Form 10-K, the certifications of its Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the SEC regarding the quality of Morgan Stanley’s public disclosure.

Item 11.	Executive Compensation.

Information relating to director and executive officer compensation under the following captions in Morgan Stanley’s Proxy Statement is incorporated by reference herein.

•	“Item 1—Election of Directors—Director Compensation”

•	“Item 1—Election of Directors—Executive Compensation”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information.

The following table provides information about stock options outstanding and shares of common stock available for future awards under all of Morgan Stanley’s equity compensation plans as of November 30, 2008. Morgan Stanley has not made any grants of common stock outside of its equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	99,644,469	$49.8785	109,672,508	(1)
Equity compensation plans not approved by security holders	—	—	37,654	(2)
Total	99,644,469	$49.8785	109,710,162	(3)

(1)	Includes the following:
(a)	40,782,233 shares available under the Employee Stock Purchase Plan (“ESPP”). Pursuant to this plan, which is qualified under Section 423 of the Internal Revenue Code, eligible employees may purchase shares of common stock at a discount to market price through regular payroll deduction.
(b)	62,658,524 shares available under the 2007 Equity Incentive Compensation Plan (“EICP”). Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units to be settled by the delivery of shares of common stock (or the value thereof), other awards that are valued by reference to or otherwise based on the fair market value of common stock, and other equity-based or equity-related awards approved by the Compensation, Management Development and Succession Committee.
(c)	5,508,975 shares available under the Employee Equity Accumulation Plan (“EEAP”), which includes 276,603 shares available for awards of restricted stock and restricted stock units. Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units to be settled by the delivery of shares of common stock (or the value thereof), other awards that are valued by reference to or otherwise based on the fair market value of common stock, and other equity-based or equity-related awards approved by the Compensation, Management Development and Succession Committee.
(d)	202,103 shares available under the Tax Deferred Equity Participation Plan (“TDEPP”). Awards consist of restricted stock units which are settled by the delivery of shares of common stock.
(e)	520,673 shares available under the Directors’ Equity Capital Accumulation Plan. This plan provides for periodic awards of shares of common stock and stock units to non-employee directors and also allows non-employee directors to defer the fees they earn from services as a director in the form of stock units.
(2)

22,957 shares available under the Branch Manager Compensation Plan (“BMCP”) and 14,697 shares available under the Financial Advisor and Investment Representative Compensation Plan (“FAIRCP”). The material features of these plans are described below.

(3)

As of November 30, 2008, approximately 68 million shares were available under the Company’s plans that can be used for the purpose of granting annual employee equity awards (EICP, EEAP, TDEPP, BMCP and FAIRCP). Approximately 28 million shares were granted in December 2008 as part of fiscal 2008 employee incentive compensation.

The material features of Morgan Stanley’s equity compensation plans that have not been approved by shareholders under SEC rules (BMCP and FAIRCP) are described below. The following descriptions do not purport to be complete and are qualified in their entirety by reference to the plan documents. All plans through which awards may currently be granted are included as exhibits to this report.

BMCP.    Branch managers in the Global Wealth Management Group are eligible to receive awards under BMCP. Awards under BMCP may consist of cash awards, restricted stock and restricted stock units to be settled by the delivery of shares of common stock.

FAIRCP.    Financial advisors and investment representatives in the Global Wealth Management Group are eligible to receive awards under FAIRCP. Awards under FAIRCP may consist of cash awards, restricted stock and restricted stock units to be settled by the delivery of shares of common stock.

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

Information relating to director independence is set forth under the caption “Item 1—Election of Directors—Corporate Governance—Director Independence” in Morgan Stanley’s Proxy Statement and such information is incorporated by reference herein.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of January, 2009.

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

S-1

Signature	Title

/s/ CHARLES H. NOSKI (Charles H. Noski)	Director

/s/ HUTHAM S. OLAYAN (Hutham S. Olayan)	Director

/s/ CHARLES E. PHILLIPS, JR. (Charles E. Phillips, Jr.)	Director

/s/ O. GRIFFITH SEXTON (O. Griffith Sexton)	Director

/s/ LAURA D’ANDREA TYSON (Laura D’Andrea Tyson)	Director

S-2

INDEX TO FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

ITEMS (15)(a)(1) AND (15)(a)(2)

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	106
Consolidated Statements of Financial Condition at November 30, 2008 and November 30, 2007	107-108
Consolidated Statements of Income for Fiscal 2008, Fiscal 2007 and Fiscal 2006	109
Consolidated Statements of Comprehensive Income for Fiscal 2008, Fiscal 2007 and Fiscal 2006	110
Consolidated Statements of Cash Flows for Fiscal 2008, Fiscal 2007 and Fiscal 2006	111
Consolidated Statements of Changes in Shareholders’ Equity for Fiscal 2008, Fiscal 2007 and Fiscal 2006	112
Notes to Consolidated Financial Statements	113

Financial Statement Schedules

Schedule I—Condensed Financial Information of Morgan Stanley (Parent Company Only) at November  30, 2008 and November 30, 2007 and for each of the three fiscal years in the period ended November 30, 2008

F-2 - F-8

SCHEDULE I

MORGAN STANLEY

(Parent Company Only)

Condensed Statements of Financial Condition

(dollars in millions, except share data)

	November 30, 2008	November 30, 2007
Assets:
Cash and due from banks	$16,118	$106
Interest bearing deposits with banks	39,137	10,118
Financial instruments owned	5,711	8,551
Securities purchased under agreement to resell with affiliate	6,000	54,137
Advances to subsidiaries:
Bank and bank holding company	2,841	861
Non-bank	171,433	155,584
Investment in subsidiaries, at equity:
Bank and bank holding company	10,152	6,276
Non-bank	25,771	28,670
Other assets	5,387	4,150

Total assets	$282,550	$268,453

Liabilities and Shareholders’ Equity:
Commercial paper and other short-term borrowings	$6,390	$20,615
Financial instruments sold, not yet purchased	414	253
Payables to subsidiaries	55,031	32,523
Other liabilities and accrued expenses	4,062	1,037
Long-term borrowings	165,822	182,756

	231,719	237,184

Commitments and contingencies
Shareholders’ equity:
Preferred stock	19,155	1,100
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 in 2008 and 2007;
Shares issued: 1,211,701,522 in 2008 and 2007;
Shares outstanding: 1,047,598,394 in 2008 and 1,056,289,659 in 2007	12	12
Paid-in capital	1,619	1,902
Retained earnings	38,096	38,045
Employee stock trust	3,901	5,569
Accumulated other comprehensive loss	(125)	(199)
Common stock held in treasury, at cost, $0.01 par value; 164,103,158 shares in 2008 and 155,411,893 shares in 2007	(7,926)	(9,591)
Common stock issued to employee trust	(3,901)	(5,569)

Total shareholders’ equity	50,831	31,269

Total liabilities and shareholders’ equity	$282,550	$268,453

See Notes to Condensed Financial Statements.

SCHEDULE I

MORGAN STANLEY

(Parent Company Only)

Condensed Statements of Income and Comprehensive Income

(dollars in millions)

	Fiscal Year
	2008	2007	2006
Revenues:
Dividends from bank subsidiary	$—	$6	$53
Dividends from non-bank subsidiary	4,209	6,969	1,785
Undistributed earnings (loss) of subsidiaries	(6,844)	(3,500)	6,345
Principal transactions	7,547	613	(156)
Other	1,451	(2)	3

Total non-interest revenues	6,363	4,086	8,030

Interest and dividends	11,098	9,211	6,036
Interest expense	12,167	9,834	6,744

Net interest	(1,069)	(623)	(708)

Net revenues	5,294	3,463	7,322
Non-interest expenses:
Non-interest expenses	767	427	146

Income before income tax (provision) benefit	4,527	3,036	7,176
Income tax (provision) benefit	(2,820)	173	296

Net income	$1,707	$3,209	$7,472

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(160)	65	104
Net change in cash flow hedges	16	19	53
Minimum pension liability adjustment	—	(40)	(2)
Net gain related to pension and other postretirement adjustments	203	—	—
Amortization of net loss related to pension and postretirement benefits	19	—	—
Amortization of prior service credit related to pension and postretirement benefits	(6)	—	—

Comprehensive income	$1,779	$3,253	$7,627

Net income	$1,707	$3,209	$7,472

Earnings applicable to common shareholders	$1,588	$3,141	$7,453

See Notes to Condensed Financial Statements.

SCHEDULE I

MORGAN STANLEY

(Parent Company Only)

Condensed Statements of Cash Flows

(dollars in millions)

	Fiscal Year
	2008	2007	2006
Cash flows from operating activities:
Net income	$1,707	$3,209	$7,472
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation payable in common stock and stock options	1,878	1,941	1,955
Equity in subsidiaries’ earnings, net of dividends	6,844	3,500	(6,345)
Gains on business dispositions	(1,464)	—	—
Change in assets and liabilities:
Financial instruments owned, net of financial instruments sold, not yet purchased	(2,568)	2,796	1,802
Other assets	(1,584)	6,346	7,091
Other liabilities and accrued expenses	25,377	(29,080)	6,342

Net cash provided by (used in) operating activities	30,190	(11,288)	18,317

Cash flows from investing activities:
Advances to and investments in subsidiaries	(25,651)	(12,376)	(32,837)
Securities purchased under agreement to resell with affiliate	48,137	(13,784)	(16,055)
Business dispositions	1,560	—	—

Net cash provided by (used for) investing activities	24,046	(26,160)	(48,892)

Cash flows from financing activities:
Net (payments for) proceeds from short-term borrowings	(14,224)	6,360	(3,375)
MSCI Inc. initial public offering	—	265	—
Excess tax benefits associated with stock-based awards	47	281	144
Net proceeds from:
Issuance of preferred stock and common stock warrants	18,997	—	1,097
Issuance of common stock	397	927	643
Issuance of long-term borrowings	35,420	60,651	44,009
Payments for:
Repurchases of common stock through capital management share repurchase program	(711)	(3,753)	(3,376)
Repurchases of common stock for employee tax withholding	(1,117)	(438)	(355)
Repayments of long-term borrowings	(44,412)	(22,523)	(14,363)
Cash dividends	(1,227)	(1,219)	(1,167)

Net cash provided by financing activities	(6,830)	40,551	23,257

Effect of exchange rate changes on cash and cash equivalents	(2,375)	242	418

Net increase (decrease) in cash and cash equivalents	45,031	3,345	(6,900)
Cash and cash equivalents, at beginning of period	10,224	6,879	13,779

Cash and cash equivalents, at end of period	$55,255	$10,224	$6,879

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $8,174 million, $8,590 million and $6,230 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Cash (refund) payments for income taxes were $(688) million, $847 million and $1,517 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

See Notes to Condensed Financial Statements.

MORGAN STANLEY

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Introduction and Basis of Presentation.

Basis of Financial Information. The accompanying condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of Morgan Stanley (the “Company”) and the notes thereto found on pages 113 to 188 in this Form 10-K.

The Parent Company Financial Statements for the 12 months ended November 30, 2008 (“fiscal 2008”), November 30, 2007 (“fiscal 2007”) and November 30, 2006 (“fiscal 2006”) are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding valuations of certain financial instruments, the potential outcome of litigation and other matters that affect the Parent Company Financial Statements and related disclosures. The Company believes that the estimates utilized in the preparation of the Parent Company Financial Statements are prudent and reasonable. Actual results could differ materially from these estimates.

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

Offsetting of Amounts Related to Certain Contracts.    In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39”, (“FSP FIN 39-1”). FSP FIN 39-1 amends certain provisions of FIN 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset fair value amounts recognized for cash collateral receivables or payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. In accordance with the provisions of FSP FIN 39-1, the Company offset cash collateral receivables and payables against net derivative positions as of November 30, 2008. The adoption of FSP FIN 39-1 on December 1, 2007 did not have a material impact on the Company’s consolidated financial statements.

Dividends on Share-Based Payment Awards.    In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”). EITF No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to its income tax provision. EITF No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007 and interim periods within these years. The Company does not expect the adoption of EITF No. 06-11 to have a material impact on the Company’s consolidated financial statements.

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

Noncontrolling Interests.    In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The presentation and disclosure requirements, however, are to be applied retrospectively. The Company is currently evaluating the potential impact of adopting SFAS No. 160.

Transfers of Financial Assets and Repurchase Financing Transactions.    In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS No. 140-3”). The objective of FSP FAS No. 140-3 is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing. Under the guidance in FSP FAS No. 140-3, there is a presumption that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) for purposes of evaluation under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). If certain criteria are met, however, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP FAS No. 140-3 is effective for fiscal years and interim periods beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP FAS 140-3 to have a material impact on the Company’s consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities.    In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

Determination of the Useful Life of Intangible Assets.    In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 removes the requirement of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity shall consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on the Company’s consolidated financial statements.

Earnings Per Share.    In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. The Company currently expects the adoption of FSP EITF 03-6-1 to reduce basic earnings per share by $0.09, $0.16 and $0.42 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively, and to reduce diluted earnings per share by $0.06, $0.08 and $0.22 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Instruments Indexed to an Entity’s Own Stock.    In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of EITF No. 07-5 to change the classification or measurement of its financial instruments.

Fair Value Measurements.    On October 10, 2008 the FASB issued FSP FAS 157–3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157–3). FSP FAS 157–3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157–3 did not have a material impact on the Company’s consolidated financial statements.

Transfers of Financial Assets and Extinguishments of Liabilities and Consolidation of Variable Interest Entities.    In September 2008, the FASB issued for comment revisions to SFAS No. 140 and FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities.” The changes proposed include a removal of the scope exemption from FIN 46R for QSPEs, a revision of the current risks and rewards-based FIN 46R consolidation model to a qualitative model based on control and a requirement that consolidation of VIEs be reevaluated on an ongoing basis. Although the revised standards have not yet been finalized, these changes may have a significant impact on the Company’s consolidated financial statements as the Company may be required to consolidate QSPEs to which the Company has previously sold assets. In addition, the Company may also be required to consolidate other VIEs that are not currently consolidated based on an analysis under the current FIN 46R consolidation model. The proposed revisions would be effective for fiscal years that begin after November 15, 2009.

Disclosures about Postretirement Benefit Plan Assets.    In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1

amends SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.

Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities.    In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008.

2.    Transactions with Subsidiaries.

The Company has transactions with its consolidated subsidiaries determined on an agreed-upon basis and has guaranteed certain unsecured lines of credit and contractual obligations of certain of its consolidated subsidiaries.

The Company received cash dividends from its consolidated subsidiaries totaling $4,209 million, $6,975 million and $1,838 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

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

The Company guarantees certain debt instruments and warrants issued by subsidiaries. The debt instruments totaled $5.6 billion and the warrants totaled $0.3 billion at November 30, 2008. In connection with subsidiary lease obligations, the Company has issued guarantees to various lessors. At November 30, 2008, the Company had $1.6 billion outstanding under subsidiary lease obligations, primarily in the United Kingdom.

4.    Commitments and Contingencies.

For a discussion of the Company’s commitments and contingencies, see Note 9 to the Company’s consolidated financial statements.

5.    Shareholders’ Equity.

For a discussion of shareholders’ equity, including preferred stock issued in fiscal 2008, see Note 11 to the Company’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have audited the consolidated financial statements of Morgan Stanley and subsidiaries (the “Company”) as of November 30, 2008 and 2007, and for each of the three years in the period ended November 30, 2008 and the Company’s internal control over financial reporting as of November 30, 2008, and have issued our reports thereon dated January 28, 2009 (such report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph, concerning the adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS No. 157”) and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) and, an explanatory paragraph, concerning the adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”) and, an explanatory paragraph, concerning the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”)); such consolidated financial statements and reports are included in this 2008 Annual Report on Form 10-K. Our audits also included Schedule I listed in the Index to Financial Statements and Financial Statement Schedules. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the condensed financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.”

As discussed in Note 1 to the condensed financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

Also, as discussed in Note 1 to the condensed financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement No. 109.”

/s/ Deloitte & Touche LLP

New York, New York

January 28, 2009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS TO FORM 10-K

For the fiscal year ended November 30, 2008

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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date (Exhibit 3.1 to Morgan Stanley’s Current Report on Form 8-K dated April 8, 2008).

3.2	Amended Certificate of Designations of Preferences and Rights of the 10% Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (Exhibit 3.1 to Morgan Stanley’s Current Report on Form 8-K dated October 13, 2008).

3.3	Certificate of Designations of Preferences and Rights of the 10% Series C Non-Cumulative Non-Voting Perpetual Preferred Stock (Exhibit 3.2 to Morgan Stanley’s Current Report on Form 8-K dated October 13, 2008).

3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series D (Exhibit 3.1 to Morgan Stanley’s Current Report on Form 8-K dated October 26, 2008).

3.5	Amended and Restated Bylaws of Morgan Stanley, as amended to date (Exhibit 3 to Morgan Stanley’s Current Report on Form 8-K dated September 16, 2008).

4.1	Indenture dated as of February 24, 1993 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4 to Morgan Stanley’s Registration Statement on Form S-3 (No. 33-57202)).

4.2	Amended and Restated Senior Indenture dated as of May 1, 1999 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-e to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289) as amended by Fourth Supplemental Senior Indenture dated as of October 8, 2007 (Exhibit 4.3 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

4.3	Senior Indenture dated as of November 1, 2004 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752), as amended by First Supplemental Senior Indenture dated as of September 4, 2007 (Exhibit 4.5 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007), Second Supplemental Senior Indenture dated as of January 4, 2008 (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated January 4, 2008), Third Supplemental Senior Indenture dated as of September 10, 2008 (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008) and Fourth Supplemental Senior Indenture dated as of December 1, 2008 (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated December 1, 2008).

4.4	The Unit Agreement Without Holders’ Obligations, dated as of August 29, 2008, between Morgan Stanley and The Bank of New York Mellon, as Unit Agent, as Trustee and Paying Agent under the Senior Indenture referred to therein and as Warrant Agent under the Warrant Agreement referred to therein (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated August 29, 2008).

(1)	For purposes of this Exhibit Index, references to “The Bank of New York” mean in some instances the entity successor to JPMorgan Chase Bank, N.A. or J.P. Morgan Trust Company, National Association; references to “JPMorgan Chase Bank, N.A.” mean the entity formerly known as The Chase Manhattan Bank, in some instances as the successor to Chemical Bank; references to “J.P. Morgan Trust Company, N.A.” mean the entity formerly known as Bank One Trust Company, N.A., as successor to The First National Bank of Chicago.

Exhibit No.	Description
4.5	Amended and Restated Subordinated Indenture dated as of May 1, 1999 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289)).

4.6	Subordinated Indenture dated as of October 1, 2004 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-g to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752)).

4.7	Junior Subordinated Indenture dated as of March 1, 1998 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998).

4.8	Junior Subordinated Indenture dated as of October 1, 2004 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-ww to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752)).

4.9	Junior Subordinated Indenture dated as of October 12, 2006 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated October 12, 2006).

4.10	Deposit Agreement dated as of July 6, 2006 among Morgan Stanley, JPMorgan Chase Bank, N.A. and the holders from time to time of the depositary receipts described therein (Exhibit 4.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

4.11	Depositary Receipt for Depositary Shares, representing Floating Rate Non-Cumulative Preferred Stock, Series A (included in Exhibit 4.12 hereto).

4.12	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust III dated as of February 27, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

4.13	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust IV dated as of April 21, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware Trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

4.14	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust V dated as of July 16, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2003).

4.15	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust VI dated as of January 26, 2006 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006).

4.16	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust VII dated as of October 12, 2006 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4.3 to Morgan Stanley’s Current Report on Form 8-K dated October 12, 2006).

4.17	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust VIII dated as of April 26, 2007 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4.3 to Morgan Stanley’s Current Report on Form 8-K dated April 26, 2007).

Exhibit No.	Description
4.18	Instruments defining the Rights of Security Holders, Including Indentures—Except as set forth in Exhibits 4.1 through 4.17 above, the instruments defining the rights of holders of long-term debt securities of Morgan Stanley and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Morgan Stanley hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	Amended and Restated Trust Agreement dated as of November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company (Exhibit T to Amendment No. 5 to the Schedule 13D dated as of November 30, 2000 filed by certain senior officers of Morgan Stanley) as amended by Amendment No. 1 dated as of November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company, effective January 1, 2002 (Exhibit 10.10 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001), Amendment No. 2 dated as of November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company, effective January 1, 2003 (Exhibit 10.12 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002), Amendment No. 3 dated as of November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company, effective September 15, 2003 (Exhibit 10.11 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003), Amendment No. 4 dated as of March 21, 2006 between Morgan Stanley and State Street Bank and Trust Company (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006) and Amendment No. 5 dated as of June 25, 2007 between Morgan Stanley and State Street Bank and Trust Company (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007).

10.2	Separation and Distribution Agreement dated as of June 29, 2007 by and between Morgan Stanley and Discover Financial Services (Exhibit 10 to Morgan Stanley’s Current Report on Form 8-K dated June 29, 2007).

10.3	Securities Purchase Agreement dated as of December 19, 2007 between Morgan Stanley and Best Investment Corporation, a wholly owned subsidiary of China Investment Corporation (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated December 19, 2007) as amended by Amendment dated as of October 27, 2008 (Exhibit 99.1 to Morgan Stanley’s Current Report on Form 8-K dated October 26, 2008).

10.4	Securities Purchase Agreement dated as of September 29, 2008 by and between Morgan Stanley and Mitsubishi UFJ Financial Group, Inc., and the first amendment thereto entered into on October 3, 2008, the second amendment thereto entered into on October 8, 2008 and the third amendment thereto entered into on October 13, 2008 (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated October 13, 2008).

10.5	Investor Agreement dated as of October 13, 2008 by and between Morgan Stanley and Mitsubishi UFJ Financial Group, Inc. (Exhibit 10.2 to Morgan Stanley’s Current Report on Form 8-K dated October 13, 2008) as amended by Amendment dated as of October 27, 2008 (Exhibit 99.2 to Morgan Stanley’s Current Report on Form 8-K dated October 26, 2008).

10.6	Registration Rights Agreement dated as of October 13, 2008 by and between Morgan Stanley and Mitsubishi UFJ Financial Group, Inc. (Exhibit 10.3 to Morgan Stanley’s Current Report on Form 8-K dated October 13, 2008).

10.7	Securities Purchase Agreement—Standard Terms (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated October 26, 2008).

10.8	Warrant dated as of October 28, 2008 issued by Morgan Stanley to the U.S. Treasury (Exhibit 10.2 to Morgan Stanley’s Current Report on Form 8-K dated October 26, 2008).

10.9	Joint Venture Contribution and Formation Agreement dated as of January 13, 2009 by and between Citigroup Inc. and Morgan Stanley (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated January 13, 2009).

Exhibit No.	Description
10.10†	Omnibus Equity Incentive Plan (Exhibit 4.1 to Morgan Stanley’s Registration Statement on Form S-8 (No. 33-63024)).

10.11†	Morgan Stanley 401(k) Plan (f/k/a the Morgan Stanley DPSP/START Plan) amended and restated effective as of October 1, 2002 (Exhibit 10.17 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002) as amended by Amendment (Exhibit 10.18 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002), Amendment (Exhibit 10.18 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003), Amendment (Exhibit 10.19 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003), Amendment (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004), Amendment (Exhibit 10.16 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004), Amendment (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005), Amendment (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005), Amendment (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005), Amendment (Exhibit 10.8 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005), Amendment (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007), Amendment (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007), Amendment (Exhibit 10.6 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007) and Amendment (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008).

10.12†*	Amendment to Morgan Stanley 401(k) Plan, dated as of December 22, 2008.

10.13†	1993 Stock Plan for Non-Employee Directors (Exhibit 4.3 to Morgan Stanley’s Registration Statement on Form S-8 (No. 33-63024)) as amended by Amendment (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993), Amendment (Exhibit 10.4 to Morgan Stanley Quarterly Report on Form 10-Q for the quarter ended May 31, 2007) and Amendment (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.14†	1994 Omnibus Equity Plan as amended and restated (Exhibit 10.23 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003) as amended by Amendment (Exhibit 10.11 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

10.15†	Tax Deferred Equity Participation Plan as amended and restated as of November 26, 2007 (Exhibit 10.9 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.16†	Directors’ Equity Capital Accumulation Plan as amended and restated as of December 11, 2007 (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.17†	Select Employees’ Capital Accumulation Program as amended and restated as of May 7, 2008 (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008).

10.18†	Form of Term Sheet under the Select Employees’ Capital Accumulation Program (Exhibit 10.9 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.19†	Employees’ Equity Accumulation Plan as amended and restated as of November 26, 2007 (Exhibit 10.12 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

Exhibit No.	Description
10.20†*	Employee Stock Purchase Plan amended and restated as of February 1, 2009.

10.21†	Form of Agreement under the Morgan Stanley & Co. Incorporated Owners’ and Select Earners’ Plan (Exhibit 10.1 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.22†	Form of Agreement under the Officers’ and Select Earners’ Plan (Exhibit 10.2 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.23†	Morgan Stanley & Co. Incorporated Excess Benefit Plan (Exhibit 10.31 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998) as amended by Amendment (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000), Amendment (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002), Amendment (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002), Amendment (Exhibit 10.34 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003), Amendment (Exhibit 10.33 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004), Amendment (Exhibit 10.20 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005), Amendment (Exhibit 10.17 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007) and Amendment (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008).

10.24†	Supplemental Executive Retirement Plan (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998) as amended by Amendment (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999), Amendment (Exhibit 10.35 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000), Amendment (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002), Amendment (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002), Amendment (Exhibit 10.40 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003), Amendment (Exhibit 10.22 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005), Amendment (Exhibit 10.19 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007) and Amendment (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008).

10.25†	1988 Equity Incentive Compensation Plan as amended (Exhibit 10.12 to MSG’s Annual Report on Form 10-K for fiscal year ended January 31, 1993) as amended by Amendment (Exhibit 10.22 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

10.26†	1995 Equity Incentive Compensation Plan (Annex A to MSG’s Proxy Statement for its 1996 Annual Meeting of Stockholders) as amended by Amendment (Exhibit 10.39 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000), Amendment (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005), Amendment (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006), Amendment (Exhibit 10.24 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006) and Amendment (Exhibit 10.22 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.27†	Form of Equity Incentive Compensation Plan Award Certificate (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004).

10.28†	Form of Equity Incentive Compensation Plan Award Certificate (Exhibit 10.10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005).

Exhibit No.	Description
10.29†	Form of Chief Executive Officer Equity Award Certificate for Discretionary Retention Award of Stock Units under the EICP (Exhibit 10.2 to Morgan Stanley’s Current Report on Form 8-K dated December 12, 2005).

10.30†	Form of Chief Executive Officer Equity Award Certificate for Discretionary Retention Award of Stock Units and Stock Options (Exhibit 10.28 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

10.31†	Form of Management Committee Award Certificate for Discretionary Retention Award of Stock Units under the EICP (Exhibit 10.3 to Morgan Stanley’s Current Report on Form 8-K dated December 12, 2005).

10.32†	Form of Management Committee Equity Award Certificate for Discretionary Retention Award of Stock Units and Stock Options (Exhibit 10.30 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

10.33†	1988 Capital Accumulation Plan as amended (Exhibit 10.13 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.34†	Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program (Exhibit 10.12 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

10.35†	Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program 2 (Exhibit 10.12 to MSG’s Annual Report for the fiscal year ended November 30, 1996).

10.36†	Key Employee Private Equity Recognition Plan (Exhibit 10.43 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.37†	Morgan Stanley Branch Manager Compensation Plan as amended and restated as of November 26, 2007 (Exhibit 10.33 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.38†	Morgan Stanley Financial Advisor and Investment Representative Compensation Plan as amended and restated as of November 26, 2007 (Exhibit 10.34 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.39†	Morgan Stanley UK Share Ownership Plan (Exhibit 4.1 to Morgan Stanley’s Registration Statement on Form S-8 (No. 333-146954)).

10.40†	Amended and Restated Employment Agreement dated as of September 20, 2005 between Morgan Stanley and Mr. John J. Mack (Exhibit 10 to Morgan Stanley’s Current Report on Form 8-K dated September 19, 2005) as amended by Amendment dated December 13, 2005 (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated December 12, 2005) and Amendment dated February 14, 2006 (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006).

10.41†	Agreement dated as of July 21, 2005 between Morgan Stanley and Thomas R. Nides and amendment to agreement, dated as of February 8, 2008 (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.42†	Agreement dated as of July 15, 2005 between Morgan Stanley and Gary G. Lynch and amendment to agreement, dated as of February 8, 2008 (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.43†	Memorandum dated as of February 16, 2006 to Colm Kelleher regarding Expatriate Relocation Policy and European Tax Equalisation Policy (Exhibit 10.6 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.44†	Form of Restrictive Covenant Agreement (Exhibit 10 to Morgan Stanley’s Current Report on Form 8-K dated November 22, 2005).

Exhibit No.	Description
10.45†	Morgan Stanley Performance Formula and Provisions (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

10.46†	2007 Equity Incentive Compensation Plan as amended and restated as of November 26, 2007 (Exhibit 10.39 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.47†*	Morgan Stanley 2006 Notional Leveraged Co-Investment Plan as amended and restated as of November 28, 2008.

10.48†	Form of Award Certificate under the 2006 Notional Leveraged Co-Investment Plan (Exhibit 10.7 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.49†*	Morgan Stanley 2007 Notional Leveraged Co-Investment Plan as amended and restated as of November 28, 2008.

10.50†	Form of Award Certificate under the 2007 Notional Leveraged Co-Investment Plan for Certain Management Committee Members (Exhibit 10.8 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.51†	Form of Award Certificate for Discretionary Retention Awards of Stock Units to Certain Management Committee Members (Exhibit 10.10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.52†	Governmental Service Amendment to Outstanding Stock Option and Stock Unit Awards (replacing and superseding in its entirety Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007) (Exhibit 10.41 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.53†*	Amendment to Outstanding Stock Option and Stock Unit Awards.

10.54†*	Morgan Stanley Compensation Incentive Plan.

10.55†*	Form of Executive Waiver.

10.56†*	Form of Executive Letter Agreement.

11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part II, Item 8, Note 12 to the Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21*	Subsidiaries of Morgan Stanley.

23.1*	Consent of Deloitte & Touche LLP.

24	Powers of Attorney (included on signature page).

31.1**	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

* Filed herewith. ** Furnished herewith. † Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).