Form 10-Q
period 2009-03-31
MORGAN STANLEY
filed 2009-05-07
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

November 30

(Former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, there were 1,081,842,362 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2009

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

Morgan Stanley’s internet site is www.morganstanley.com. You can access Morgan Stanley’s Investor Relations webpage at www.morganstanley.com/about/ir. Morgan Stanley makes available free of charge, on or through its Investor Relations webpage, its proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Morgan Stanley also makes available, through its Investor Relations webpage, via a link to the SEC’s internet site, statements of beneficial ownership of Morgan Stanley’s equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

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

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

(unaudited)

	March 31, 2009	December 31, 2008	November 30, 2008
Assets
Cash and due from banks	$8,019	$13,354	$11,276
Interest bearing deposits with banks	40,522	65,316	67,378
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	23,094	24,039	25,446

Financial instruments owned, at fair value (approximately $70 billion, $73 billion and $62 billion were pledged to various parties at March 31, 2009, December 31, 2008 and November 30, 2008, respectively):

U.S. government and agency securities	26,997	28,012	20,251
Other sovereign government obligations	23,899	21,084	20,071
Corporate and other debt	82,687	87,294	88,484
Corporate equities	34,260	42,321	37,174
Derivative and other contracts	79,149	89,418	99,766
Investments	9,482	10,385	10,598
Physical commodities	2,484	2,126	2,204

Total financial instruments owned, at fair value	258,958	280,640	278,548
Securities received as collateral, at fair value	7,088	5,231	5,217
Federal funds sold and securities purchased under agreements to resell	120,540	122,709	106,419
Securities borrowed	92,589	88,052	85,785
Receivables:
Customers	25,894	29,265	31,294
Brokers, dealers and clearing organizations	6,545	6,250	7,259
Other loans	6,698	6,547	6,528
Fees, interest and other	6,635	7,258	7,034
Other investments	3,816	3,709	3,309
Premises, equipment and software costs (net of accumulated depreciation of $3,206, $3,073 and $3,003 at March 31, 2009, December 31, 2008 and November 30, 2008, respectively)	6,018	5,095	5,057
Goodwill	2,226	2,256	2,243
Intangible assets (net of accumulated amortization of $228, $208 and $200 at March 31, 2009, December 31, 2008 and November 30, 2008, respectively) (includes $159, $184 and $220 at fair value at March 31, 2009, December 31, 2008 and November 30, 2008, respectively)	849	906	947
Other assets	16,532	16,137	15,295

Total assets	$626,023	$676,764	$659,035

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

(dollars in millions, except share data)

(unaudited)

	March 31, 2009	December 31, 2008	November 30, 2008
Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings (includes $1,074, $1,246 and $1,412 at fair value at March 31, 2009, December 31, 2008 and November 30, 2008, respectively)	$3,411	$10,102	$10,483
Deposits (includes $10,677, $9,993 and $6,008 at fair value at March 31, 2009, December 31, 2008 and November 30, 2008, respectively)	59,922	51,355	42,755
Financial instruments sold, not yet purchased, at fair value:
U.S. government and agency securities	7,854	11,902	10,156
Other sovereign government obligations	10,866	9,511	9,360
Corporate and other debt	8,832	9,927	9,361
Corporate equities	18,445	16,840	16,547
Derivative and other contracts	54,088	68,554	73,521
Physical commodities	—	33	—

Total financial instruments sold, not yet purchased, at fair value	100,085	116,767	118,945
Obligation to return securities received as collateral, at fair value	7,088	5,231	5,217
Securities sold under agreements to repurchase	69,641	92,213	102,401
Securities loaned	19,106	14,580	14,821
Other secured financings, at fair value	10,515	12,539	12,527
Payables:
Customers	108,213	123,617	115,225
Brokers, dealers and clearing organizations	1,719	1,585	3,141
Interest and dividends	3,022	3,305	2,584
Other liabilities and accrued expenses	11,986	16,179	15,963
Long-term borrowings (includes $31,258, $30,766 and $28,830 at fair value at March 31, 2009, December 31, 2008 and November 30, 2008, respectively)	182,108	179,835	163,437

	576,816	627,308	607,499

Commitments and contingencies
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	19,208	19,168	19,155
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at March 31, 2009, December 31, 2008 and November 30, 2008;
Shares issued: 1,211,701,552 at March 31, 2009, December 31, 2008 and November 30, 2008;
Shares outstanding: 1,081,607,788 at March 31, 2009, 1,074,497,565 at December 31, 2008 and 1,047,598,394 at November 30, 2008	12	12	12
Paid-in capital	429	459	1,619
Retained earnings	35,577	36,154	38,096
Employee stock trust	4,167	4,312	3,901
Accumulated other comprehensive loss	(471)	(420)	(125)
Common stock held in treasury, at cost, $0.01 par value; 130,093,764 shares at March 31, 2009, 137,203,987 shares at December 31, 2008 and 164,103,158 shares at November 30, 2008	(6,233)	(6,620)	(7,926)
Common stock issued to employee trust	(4,167)	(4,312)	(3,901)

Total Morgan Stanley shareholders’ equity	48,522	48,753	50,831
Non-controlling interests	685	703	705

Total equity	49,207	49,456	51,536

Total liabilities and equity	$626,023	$676,764	$659,035

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

(unaudited)

	Three Months Ended March 31,		One Month Ended December 31,
	2009	2008	2008
Revenues:
Investment banking	$886	$971	$198
Principal transactions:
Trading	1,091	2,793	(1,714)
Investments	(1,272)	(516)	(205)
Commissions	772	1,265	215
Asset management, distribution and administration fees	984	1,473	335
Other	432	1,015	238

Total non-interest revenues	2,893	7,001	(933)

Interest and dividends	2,524	12,712	1,145
Interest expense	2,375	11,796	1,017

Net interest	149	916	128

Net revenues	3,042	7,917	(805)

Non-interest expenses:
Compensation and benefits	2,082	3,843	615
Occupancy and equipment	342	292	125
Brokerage, clearing and exchange fees	269	470	101
Information processing and communications	296	311	99
Marketing and business development	118	197	37
Professional services	326	369	117
Other	494	397	110

Total non-interest expenses	3,927	5,879	1,204

Income (loss) before income taxes	(885)	2,038	(2,009)
(Benefit from) provision for income taxes	(695)	606	(724)

Net income (loss)	$(190)	$1,432	$(1,285)
Net income (loss) applicable to non-controlling interests	$(13)	$19	$3

Net income (loss) applicable to Morgan Stanley	$(177)	$1,413	$(1,288)

Earnings (losses) applicable to Morgan Stanley common shareholders	$(578)	$1,311	$(1,624)

Earnings (losses) per basic common share	$(0.57)	$1.27	$(1.62)

Earnings (losses) per diluted common share	$(0.57)	$1.26	$(1.62)

Average common shares outstanding:
Basic	1,011,741,210	1,034,342,428	1,002,058,928

Diluted	1,011,741,210	1,039,026,879	1,002,058,928

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Three Months Ended March 31,		One Month Ended December 31,
	2009	2008	2008
	(unaudited)		(unaudited)
Net income (loss)	$(190)	$1,432	$(1,285)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	(59)	42	(96)
Net change in cash flow hedges(2)	3	3	2
Net gain (loss) related to pension and other postretirement adjustments(3)	—	—	(200)
Amortization of net loss related to pension and postretirement benefits(4)	7	5	—
Amortization of prior service credit related to pension and postretirement benefits(5)	(2)	(1)	(1)

Comprehensive income (loss)	$(241)	$1,481	$(1,580)
Comprehensive income (loss) applicable to non-controlling interests	$(13)	$19	$3

Comprehensive income (loss) applicable to Morgan Stanley	$(228)	$1,462	$(1,583)

(1)	Amounts are net of provision for (benefit from) income taxes of $31 million and $(161) million for the quarters ended March 31, 2009 and March 31, 2008, respectively, and $(52) million for the one month period ended December 31, 2008.
(2)	Amounts are net of provision for (benefit from) income taxes of $2 million for the quarters ended March 31, 2009 and March 31, 2008, respectively, and $1 million for the one month period ended December 31, 2008.
(3)	Amounts are net of provision for (benefit from) income taxes of $(132) million for the one month period ended December 31, 2008.
(4)	Amounts are net of provision for (benefit from) income taxes of $4 million and $3 million for the quarters ended March 31, 2009 and March 31, 2008, respectively.
(5)	Amounts are net of provision for (benefit from) income taxes of $(1) million for the quarters ended March 31, 2009 and March 31, 2008.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Three Months Ended March 31,		One Month Ended December 31, 2008
	2009	2008
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(190)	$1,432	$(1,285)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Compensation payable in common stock and options	204	657	79
Depreciation and amortization	155	81	104
Loss (gain) on business dispositions	19	(698)	—
Impairment charges	278	—	—
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	945	(1,552)	1,407
Financial instruments owned, net of financial instruments sold, not yet purchased	1,711	6,499	2,412
Securities borrowed	(4,537)	(19,204)	(2,267)
Securities loaned	4,526	(34,993)	(241)
Receivables and other assets	2,771	6,902	1,479
Payables and other liabilities	(18,000)	55,257	10,625
Federal funds sold and securities purchased under agreements to resell	2,169	(31,442)	(16,290)
Securities sold under agreements to repurchase	(22,572)	16,978	(10,188)

Net cash (used for) provided by operating activities	(32,521)	(83)	(14,165)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Premises, equipment and software costs	(1,127)	(520)	(107)
Business acquisition, net of cash acquired	—	(8)	—
Business dispositions	(8)	752	—

Net cash (used for) provided by investing activities	(1,135)	224	(107)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) proceeds from:
Short-term borrowings	(6,691)	(4,353)	(381)
Derivatives financing activities	(53)	(1,448)	(3,354)
Other secured financings	(2,024)	15,115	12
Deposits	8,567	4,001	8,600
Excess tax benefits associated with stock-based awards	10	39	—
Net proceeds from:
Issuance of common stock	19	207	4
Issuance of long-term borrowings	19,433	8,859	13,590
Payments for:
Repayments of long-term borrowings	(14,414)	(13,260)	(5,694)
Repurchases of common stock for employee tax withholding	(14)	(55)	(3)
Cash dividends	(645)	(314)	—

Net cash provided by financing activities	4,188	8,791	12,774

Effect of exchange rate changes on cash and cash equivalents	(661)	685	1,514

Net (decrease) increase in cash and cash equivalents	(30,129)	9,617	16
Cash and cash equivalents, at beginning of period	78,670	24,659	78,654

Cash and cash equivalents, at end of period	$48,541	$34,276	$78,670

Cash and cash equivalents include:
Cash and due from banks	$8,019	$11,077	$13,354
Interest bearing deposits with banks	40,522	23,199	65,316

Cash and cash equivalents, at end of period	$48,541	$34,276	$78,670

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $2,360 million and $11,594 million for the quarters ended March 31, 2009 and March 31, 2008, respectively, and $867 million for the one month period ended December 31, 2008.

Cash payments for income taxes were $97 million and $157 million for the quarters ended March 31, 2009 and March 31, 2008, respectively, and $113 million for the one month period ended December 31, 2008.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

For the One Month Ended December 31, 2008 and the Three Months Ended March 31, 2009

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- controlling Interest	Total Equity

BALANCE AT NOVEMBER 30, 2008	$19,155	$12	$1,619	$38,096	$3,901	$(125)	$(7,926)	$(3,901)	$705	$51,536
Net income (loss)	—	—	—	(1,288)	—	—	—	—	3	(1,285)
Dividends	—	—	—	(641)	—	—	—	—	(5)	(646)
Issuance of common stock	—	—	(1,305)	—	—	—	1,309	—	—	4
Repurchases of common stock	—	—	—	—	—	—	(3)	—	—	(3)
Preferred stock accretion	13	—	—	(13)	—	—	—	—	—	—
Compensation payable in common stock and options	—	—	150	—	411	—	—	(411)	—	150
Net excess tax benefits (shortfall) associated with stock-based awards	—	—	(4)	—	—	—	—	—	—	(4)
Employee tax withholdings and other	—	—	(1)	—	—	—	—	—	—	(1)
Net change in cash flow hedges	—	—	—	—	—	2	—	—	—	2
Pension and other postretirement adjustments	—	—	—	—	—	(201)	—	—	—	(201)
Foreign currency translation adjustments	—	—	—	—	—	(96)	—	—	—	(96)

BALANCE AT DECEMBER 31, 2008	$19,168	$12	$459	$36,154	$4,312	$(420)	$(6,620)	$(4,312)	$703	$49,456
Net income (loss)	—	—	—	(177)	—	—	—	—	(13)	(190)
Dividends	—	—	—	(360)	—	—	—	—	(5)	(365)
Issuance of common stock	—	—	(103)	—	—	—	122	—	—	19
Repurchases of common stock	—	—	—	—	—	—	(14)	—	—	(14)
Preferred stock accretion	40	—		(40)	—	—	—	—	—	—
Compensation payable in common stock and options	—	—	92	—	(145)	—	279	145	—	371
Net excess tax benefits (shortfall) associated with stock-based awards	—	—	(19)	—	—	—	—	—	—	(19)
Net change in cash flow hedges	—	—	—	—	—	3	—	—	—	3
SFAS No. 158 pension adjustment	—	—	—	—	—	5	—	—	—	5
Foreign currency translation adjustments	—	—	—	—	—	(59)	—	—	—	(59)

BALANCE AT MARCH 31, 2009	$19,208	$12	$429	$35,577	$4,167	$(471)	$(6,233)	$(4,167)	$685	$49,207

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

For the Three Months Ended March 31, 2008

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Other Morgan Stanley Common Equity	Non- controlling Interest	Total Equity
BALANCE AT DECEMBER 31, 2007	$1,100	$12	$30,665	$1,571	$33,348
Net income	—	—	1,413	19	1,432
Dividends	—	—	(314)	(7)	(321)
Issuance of common stock	—	—	207	—	207
Repurchases of common stock	—	—	(55)	—	(55)
Compensation payable in common stock and options	—	—	925	—	925
Net excess tax benefits associated with stock-based awards	—	—	36	—	36
Employee tax withholdings and other	—	—	3	—	3
Net change in cash flow hedges	—	—	3	—	3
SFAS No. 158 pension adjustment	—	—	(15)	—	(15)
FIN 48 tax adjustment	—	—	(45)	—	(45)
Foreign currency translation adjustments	—	—	42	—	42

BALANCE AT MARCH 31, 2008	$1,100	$12	$32,865	$1,583	$35,560

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation and Summary of Significant Accounting Policies.

The Company.    Morgan Stanley (or the “Company”) is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Global Wealth Management Group and Asset Management.

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

Change in Fiscal Year End.

On December 16, 2008, the Board of Directors of the Company approved a change in the Company’s fiscal year end from November 30 to December 31 of each year. This change to the calendar year reporting cycle began January 1, 2009. As a result of the change, the Company had a one month transition period in December 2008. The unaudited results for the one month period ended December 31, 2008 are included in this report. The Company has also included selected unaudited results for the one month period ended December 31, 2007 for comparative purposes in Note 18. The audited results for the one month period ended December 31, 2008 will be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In addition, the results for the quarter ended March 31, 2009 are compared with the results of the quarter ended March 31, 2008, which have been recast on a calendar basis due to the change in the Company’s fiscal year end from November 30 to December 31.

Basis of Financial Information.    The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, the valuation of goodwill, the outcome of litigation and tax matters, incentive-based accruals and other matters that affect the condensed consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of the condensed consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

Certain reclassifications have been made to prior-period amounts to conform to the current period’s presentation. All material intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (the “Form 10-K”). The condensed consolidated financial statements reflect all

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

adjustments that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Consolidation.    The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest including certain variable interest entities (“VIEs”). The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”) on January 1, 2009. Accordingly, for consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as non-controlling interests. The portion of net income attributable to non-controlling interests for such subsidiaries is presented as Net income (loss) applicable to non-controlling interests on the condensed consolidated statements of income, and the portion of the shareholders’ equity of such subsidiaries is presented as Non-controlling interests on the condensed consolidated statements of financial condition.

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

For investments in entities in which the Company does not have a controlling financial interest but has significant influence over operating and financial decisions, the Company generally applies the equity method of accounting with net gains and losses recorded within Other revenues. Where the Company has elected to measure certain eligible investments at fair value in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) net gains and losses are recorded within Principal transactions—investments (see Note 2).

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

Financial Instruments Measured at Fair Value.    All of the instruments within Financial instruments owned and Financial instruments sold, not yet purchased, are measured at fair value, either through the fair value option election (discussed below) or as required by other accounting pronouncements. These financial instruments primarily represent the Company’s trading and investment activities and include both cash and derivative products. In addition, Securities received as collateral and Obligation to return securities received as collateral are measured at fair value as required by other accounting pronouncements. Additionally, certain Commercial paper and other short-term borrowings (primarily structured notes), certain Deposits, Other secured financings and certain Long-term borrowings (primarily structured notes and certain junior subordinated debentures) are measured at fair value through the fair value option election.

Gains and losses on all of these financial instruments carried at fair value are reflected in Principal transactions—trading revenues, Principal transactions—investment revenues or Investment banking revenues in the condensed consolidated statements of income, except for derivatives accounted for as hedges (see “Hedge Accounting” section herein and Note 7). Interest income and expense and dividend income are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest and dividends are included as a component of the instruments’ fair value, interest and dividends are included within Principal transactions—trading revenues or Principal transactions—investment revenues. Otherwise, they are included within Interest and dividend income or Interest expense. The fair value of over-the-counter (“OTC”) financial instruments, including derivative contracts related to financial instruments and commodities, is presented in the accompanying condensed consolidated statements of financial condition on a net-by-counterparty basis, when appropriate. Additionally, the Company nets fair value of cash collateral paid or received against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Fair Value Option.    SFAS No. 159 permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company applies the fair value option for eligible instruments, including certain loans and lending commitments, certain equity method investments, certain structured notes, certain junior subordinated debentures, certain time deposits and certain other secured financings.

Fair Value Measurement—Definition and Hierarchy.    Under the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), effective December 1, 2006, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

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

Fair value for many cash and OTC contracts is derived using pricing models. Pricing models take into account the contract terms (including maturity) as well as multiple inputs, including, where applicable, commodity prices, equity prices, interest rate yield curves, credit curves, correlation, creditworthiness of the counterparty, option volatility and currency rates. Where appropriate, valuation adjustments are made to account for various factors such as liquidity risk (bid-ask adjustments), credit quality and model uncertainty. Credit valuation adjustments are applied to both cash instruments and OTC derivatives. For cash instruments, the impact of changes in the Company’s own credit spreads is considered when measuring the fair value of liabilities and the impact of changes in the counterparty’s credit spreads is considered when measuring the fair value of assets. For OTC derivatives, the impact of changes in both the Company’s and the counterparty’s credit standing is considered when measuring fair value. In determining the expected exposure, the Company considers collateral held and legally enforceable master netting agreements that mitigate the Company’s exposure to each counterparty. All valuation adjustments are subject to judgment, are applied on a consistent basis and are based upon observable inputs where available. The Company generally subjects all valuations and models to a review process initially and on a periodic basis thereafter.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that the Company believes market participants would use in pricing the asset or liability at the measurement date.

See Note 2 for a description of valuation techniques applied to the major categories of financial instruments measured at fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis.    Certain of the Company’s assets are measured at fair value on a non-recurring basis. The Company incurs impairment charges for any write downs of these assets to fair value. A continued downturn in market conditions could result in impairment charges in future periods.

For assets and liabilities measured at fair value on a non-recurring basis, fair value is determined by using various valuation approaches. The same hierarchy as described above, which maximizes the use of observable inputs and minimizes the use of unobservable inputs, by generally requiring that the observable inputs be used when available, is used in measuring fair value for these items.

For further information on financial assets and liabilities that are measured at fair value on a recurring and non-recurring basis, see Note 2.

Hedge Accounting.

The Company applies hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) using various derivative financial instruments and non-U.S. dollar-denominated debt used to hedge interest rate and foreign exchange risk arising from assets and liabilities not held at fair value as part of asset liability management. These derivative financial instruments are included within Financial instruments owned—Derivative and other contracts or Financial instruments sold, not yet purchased—Derivative and other contracts in the condensed consolidated statements of financial condition.

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

For further information on derivative instruments and hedging activities, see Note 7.

Condensed Consolidated Statements of Cash Flows.

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks, which are highly liquid investments with original maturities of three months or less and readily convertible to known amounts of cash. The Company’s significant non-cash activities include assumed liabilities, in connection with business acquisitions, of $22 million in the quarter ended March 31, 2008.

Securitization Activities.

The Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, U.S. agency collateralized mortgage obligations and other types of financial assets (see Note 4). Generally, such transfers of financial assets are accounted for as sales when the Company has relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. Transfers that are not accounted for as sales are treated as secured financings (“failed sales”).

Earnings per Common Share.

Basic earnings per common share (“EPS”) is computed by dividing income available to Morgan Stanley common shareholders by the weighted average number of common shares outstanding for the period. Income available to Morgan Stanley common shareholders represents net income applicable to Morgan Stanley reduced by preferred stock dividends, amortization of discounts on preferred stock issued and allocations of earnings to participating securities. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities.

Effective October 13, 2008, as a result of the adjustment to Equity Units sold to a wholly owned subsidiary of China Investment Corporation Ltd. (“CIC”) (see Note 10), the Company calculates earnings per common share in accordance with the Emerging Issues Task Force (“EITF”) No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”). EITF 03-6 addresses the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company along with common shareholders according to a predetermined formula. The two-class method requires the Company to present earnings per common share as if all of the earnings for the period are distributed to Morgan Stanley common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. The amount allocated to the participating securities is based upon the contractual terms of their respective contract and is reflected as a reduction to “Net income applicable to Morgan Stanley common shareholders” for

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

both the Company’s basic and diluted earnings per share calculations (see Note 11). The two-class method does not impact the Company’s actual net income applicable to Morgan Stanley or other financial results. Unless contractually required by the terms of the participating securities, no losses are allocated to participating securities for purposes of the earnings per share calculation under the two-class method.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 became effective for the Company on January 1, 2009. All prior-period earnings per share data presented have been adjusted retrospectively. The adoption of FSP EITF 03-6-1 reduced basic earnings per share by $0.08 and $0.01 for the quarter ended March 31, 2008 and the one month period ended December 31, 2008, respectively, and reduced diluted earnings per share by $0.06 and $0.01 for the quarter ended March 31, 2008 and the one month period ended December 31, 2008, respectively.

Deferred Compensation Arrangements.

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

Accounting Developments.

Dividends on Share-Based Payment Awards.    In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”). EITF No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company adopted EITF No. 06-11 prospectively effective December 1, 2008. The Company previously accounted for this tax benefit as a reduction to its income tax provision. The adoption of EITF No. 06-11 did not have a material impact on the Company’s condensed consolidated financial statements.

Transfers of Financial Assets and Repurchase Financing Transactions.    In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS No. 140-3”). The objective of FSP FAS No. 140-3 is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing. Under the guidance in FSP FAS No. 140-3, there is a presumption that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) for purposes of evaluation under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). If certain criteria are met, however, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. The adoption of FSP FAS 140-3 on December 1, 2008 did not have a material impact on the Company’s condensed consolidated financial statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Determination of the Useful Life of Intangible Assets.    In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 removes the requirement of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity shall consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. The adoption of FSP FAS 142-3 on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial statements.

Instruments Indexed to an Entity’s Own Stock.    In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. The adoption of EITF No. 07-5 on January 1, 2009 did not change the classification or measurement of the Company’s financial instruments.

Transfers of Financial Assets and Extinguishments of Liabilities and Consolidation of Variable Interest Entities.    In September 2008, the FASB issued for comment revisions to SFAS No. 140 and FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities.” The changes proposed include a removal of the scope exemption from FIN 46R for QSPEs, a revision of the current risks and rewards-based FIN 46R consolidation model to a qualitative model based on control and a requirement that consolidation of VIEs be reevaluated on an ongoing basis. Although the revised standards have not yet been finalized, these changes may have a significant impact on the Company’s condensed consolidated financial statements as the Company may be required to consolidate QSPEs to which the Company has previously sold assets. In addition, the Company may also be required to consolidate other VIEs that are not currently consolidated based on an analysis under the current FIN 46R consolidation model. The proposed revisions, as currently drafted, would be effective for fiscal years that begin after November 15, 2009.

Disclosures about Postretirement Benefit Plan Assets.    In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.

Guidance and Disclosures on Fair Value Measurements.    In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”(“FSP FAS 157-4”) and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1).”

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FSP FAS 157-4 provides additional application guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company plans to adopt FSP FAS 157-4 in the second quarter of 2009 and does not expect such adoption to have a material impact on the Company’s condensed consolidated financial statements.

FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting” by requiring an entity to provide qualitative and quantitative information on a quarterly basis about fair value estimates for any financial instruments not measured on the balance sheet at fair value. The Company plans to adopt the disclosure requirements of FSP FAS 107-1 and APB 28-1 in the second quarter of 2009.

2.    Fair Value Disclosures.

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

•

U.S. Agency Securities.    U.S. agency securities are comprised of two main categories consisting of agency issued debt and mortgage pass-throughs. Non-callable agency issued debt securities are generally valued using quoted market prices. Callable agency issued debt securities are valued by benchmarking model-derived prices to quoted market prices and trade data for identical or comparable securities. Mortgage pass-throughs include To-be-announced (“TBA”) securities and mortgage pass-through pools. TBA securities are generally valued using quoted market prices or are benchmarked thereto. Fair value of mortgage pass-through pools are model driven with respect to spreads of the comparable TBA security. Actively traded non-callable agency issued debt securities and TBA securities are categorized in Level 1 of the fair value hierarchy. Callable agency issued debt securities and mortgage pass-through certificates are generally categorized in Level 2 of the fair value hierarchy.

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

•

Corporate Loans and Lending Commitments.    The fair value of corporate loans is estimated using recently executed transactions, market price quotations (where observable) and market observable loan credit default swap spread levels adjusted for any basis difference between cash and derivative instruments, along with proprietary valuation models and default recovery analysis where such transactions and quotations are unobservable. The fair value of contingent corporate lending commitments is estimated by using executed transactions on comparable loans and the anticipated market price based on pricing indications from syndicate banks and customers. The valuation of these commitments also takes into account certain fee income. Corporate loans and lending commitments are generally categorized in Level 2 of the fair value hierarchy; in instances where prices or significant spread inputs are unobservable, they are categorized in Level 3 of the hierarchy.

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

•

Commercial Mortgage-Backed Securities (“CMBS”), Residential Mortgage-Backed Securities (“RMBS”), and other Asset-Backed Securities (“ABS”).    CMBS, RMBS and other ABS may be valued based on external price or spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable bonds. Valuation levels of CMBS and RMBS indices are used as an additional data point for benchmarking purposes or to price outright index positions. CMBS, RMBS and other ABS are categorized in Level 3 if external prices or spread inputs are unobservable or if the comparability assessment involves significant subjectivity related to property type differences, cash flows, performance and other inputs; otherwise, they are categorized in Level 2 of the fair value hierarchy.

•

Auction Rate Securities (“ARS”).    The Company primarily holds investments in Student Loan Auction Rate Securities (“SLARS”) and Municipal Auction Rate Securities (“MARS”) with interest rates that are reset through periodic auctions. SLARS are ABS backed by pools of student loans. MARS are municipal bonds often wrapped by municipal bond insurance. ARS were historically traded and valued as floating

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

rate notes, priced at par due to the auction mechanism. Beginning in fiscal 2008, uncertainties in the credit markets have resulted in auctions failing for certain types of ARS. Once the auctions failed, ARS could no longer be valued using observations of auction market prices. Accordingly, the fair value of ARS is determined using independent external market data where available and an internally developed methodology to discount for the lack of liquidity and non-performance risk in the current market environment.

The key drivers that impact the valuation of SLARS are the underlying collateral types, amount of leverage in each structure, credit rating and liquidity considerations. The key drivers that impact the valuation of MARS are independent external market data, the maximum rate, quality of underlying issuers/insurers and evidence of issuer calls. MARS are generally categorized in Level 2 as the valuation technique relies on observable external data. SLARS are generally categorized in Level 3 of the fair value hierarchy.

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

Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be either observed or modeled using a series of techniques, and model inputs from comparable benchmarks, including closed-form analytic formula, such as the Black-Scholes option-pricing model, and simulation models or a combination thereof. Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for generic interest rate swaps, certain option contracts and certain credit default swaps. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. A substantial majority of OTC derivative products valued by the Company using pricing models fall into this category and are categorized within Level 2 of the fair value hierarchy.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Other derivative products include complex products that have become illiquid, require more judgment in the implementation of the valuation technique applied due to the complexity of the valuation assumptions and the reduced observability of inputs. This includes derivative interests in certain mortgage-related collateralized debt obligation (“CDO”) securities, basket credit default swaps, CDO-squared positions and certain types of ABS credit default swaps where direct trading activity or quotes are unobservable. These instruments involve significant unobservable inputs and are categorized in Level 3 of the fair value hierarchy.

Derivative interests in complex mortgage-related CDOs and credit default swaps, for which observability of external price data is extremely limited, are valued based on an evaluation of the market and model input parameters sourced from similar positions as indicated by primary and secondary market activity. Each position is evaluated independently taking into consideration the underlying collateral performance and pricing, behavior of the tranche under various cumulative loss and prepayment scenarios, deal structures (e.g., non-amortizing reference obligations, call features) and liquidity. While these factors may be supported by historical and actual external observations, the determination of their value as it relates to specific positions nevertheless requires significant judgment.

For basket credit default swaps and CDO-squared positions, the correlation input between reference credits is unobservable for each specific swap and is benchmarked to standardized proxy baskets for which correlation data are available. The other model inputs such as credit spread, interest rates and recovery rates are observable. In instances where the correlation input is deemed to be significant, these instruments are categorized in Level 3 of the fair value hierarchy.

The Company trades various derivative structures with commodity underlyings. Depending on the type of structure, the model inputs generally include interest rate yield curves, commodity underlier curves, implied volatility of the underlying commodities and, in some cases, the implied correlation between these inputs. The fair value of these products is estimated using executed trades and broker and consensus data to provide values for the aforementioned inputs. Where these inputs are unobservable, relationships to observable commodities and data points, based on historic and/or implied observations, are employed as a technique to estimate the model input values. Commodity derivatives are generally categorized in Level 2 of the fair value hierarchy; in instances where significant inputs are unobservable, they are categorized in Level 3 of the fair value hierarchy.

For further information on derivative instruments and hedging activities, see Note 7.

Investments

•

Investments in Private Equity and Real Estate.    The Company’s investments in private equity and real estate take the form of direct private equity investments and investments in private equity and real estate funds. Initially, the transaction price is generally considered by the Company as the exit price and is the Company’s best estimate of fair value. Thereafter, valuation is based on an assessment of each underlying investment, considering rounds of financing and third-party transactions, expected cash flows and market-based information, including comparable company transactions, trading multiples and changes in market outlook, among other factors. These nonpublic investments are included in Level 3 of the fair value hierarchy because, due to infrequent trading, exit prices tend to be unobservable and reliance is placed on the above methods.

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

Commercial Paper and Other Short-term Borrowings/Long-Term Borrowings

•

Structured Notes.    The Company issues structured notes that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities. Fair value of structured notes is estimated using valuation models for the derivative and debt portions of the notes. These models incorporate observable inputs referencing identical or comparable securities, including prices that the notes are linked to, interest rate yield curves, option volatility, and currency, commodity or equity rates. The impact of the Company’s own credit spreads is also included based on the Company’s observed secondary bond market spreads. Most structured notes are categorized in Level 2 of the fair value hierarchy.

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, December 31, 2008 and November 30, 2008. See Note 1 for a discussion of the Company’s policies regarding this fair value hierarchy.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2009

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at March 31, 2009
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$11,357	$15,623	$17	$—	$26,997
Other sovereign government obligations	19,733	4,164	2	—	23,899
Corporate and other debt(1)	78	51,121	31,488	—	82,687
Corporate equities	30,012	3,302	946	—	34,260
Derivative and other contracts(2)	2,995	147,166	25,966	(96,978)	79,149
Investments	407	241	8,834	—	9,482
Physical commodities	—	2,484	—	—	2,484

Total financial instruments owned	64,582	224,101	67,253	(96,978)	258,958
Securities received as collateral	6,651	434	3	—	7,088
Intangible assets(3)	—	—	159	—	159

Liabilities
Commercial paper and other short-term borrowings	$—	$1,074	$—	$—	$1,074
Deposits	—	10,677	—	—	10,677
Financial instruments sold, not yet purchased:
U.S. government and agency securities	5,846	2,008	—	—	7,854
Other sovereign government obligations	10,421	445	—	—	10,866
Corporate and other debt	20	6,862	1,950	—	8,832
Corporate equities	17,898	473	74	—	18,445
Derivative and other contracts(2)	6,944	90,013	9,445	(52,314)	54,088

Total financial instruments sold, not yet purchased	41,129	99,801	11,469	(52,314)	100,085
Obligation to return securities received as collateral	6,651	434	3	—	7,088
Other secured financings(1)	17	6,234	4,264	—	10,515
Long-term borrowings	—	25,587	5,671	—	31,258

(1)	Approximately $6.5 billion of assets is included in Corporate and other debt and approximately $5.2 billion of related liabilities is included in Other secured financings related to consolidated VIEs or non-consolidated VIEs (in the cases where the assets were transferred by the Company to the VIE and the transfers were accounted for as secured financings). The Company cannot unilaterally remove the assets from the VIEs; these assets are not generally available to the Company. The related liabilities issued by these VIEs are non-recourse to the Company. Approximately $6.0 billion of these assets and approximately $3.7 billion of these liabilities are included in Level 3 of the fair value hierarchy. See Note 4 for additional information on consolidated and non-consolidated VIEs, including retained interests in these entities that the Company holds.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 7.
(3)	Amount represents mortgage servicing rights (“MSRs”) accounted for at fair value. See Note 4 for further information on MSRs.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2008
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$10,150	$17,735	$127	$—	$28,012
Other sovereign government obligations	16,118	4,965	1	—	21,084
Corporate and other debt(1)	99	52,277	34,918	—	87,294
Corporate equities	37,807	3,538	976	—	42,321
Derivative and other contracts(2)	1,069	156,224	37,711	(105,586)	89,418
Investments	417	270	9,698	—	10,385
Physical commodities	—	2,126	—	—	2,126

Total financial instruments owned	65,660	237,135	83,431	(105,586)	280,640
Securities received as collateral	4,623	578	30	—	5,231
Intangible assets(3)	—	—	184	—	184

Liabilities
Commercial paper and other short-term borrowings	$—	$1,246	$—	$—	$1,246
Deposits	—	9,993	—	—	9,993
Financial instruments sold, not yet purchased:
U.S. government and agency securities	11,133	769	—	—	11,902
Other sovereign government obligations	7,303	2,208	—	—	9,511
Corporate and other debt	17	6,102	3,808	—	9,927
Corporate equities	15,064	1,749	27	—	16,840
Derivative and other contracts(2)	3,886	118,432	14,329	(68,093)	68,554
Physical commodities	—	33	—	—	33

Total financial instruments sold, not yet purchased	37,403	129,293	18,164	(68,093)	116,767
Obligation to return securities received as collateral	4,623	578	30	—	5,231
Other secured financings(1)	—	6,391	6,148	—	12,539
Long-term borrowings	—	25,293	5,473	—	30,766

(1)	Approximately $8.9 billion of assets is included in Corporate and other debt and approximately $7.9 billion of related liabilities is included in Other secured financings related to consolidated VIEs or non-consolidated VIEs (in the cases where the assets were transferred by the Company to the VIE and the transfers were accounted for as secured financings). The Company cannot unilaterally remove the assets from the VIEs; these assets are not generally available to the Company. The related liabilities issued by these VIEs are non-recourse to the Company. Approximately $8.1 billion of these assets and approximately $5.9 billion of these liabilities are included in Level 3 of the fair value hierarchy. See Note 4 for additional information on consolidated and non-consolidated VIEs, including retained interests in these entities that the Company holds.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 7.
(3)	Amount represents mortgage servicing rights (“MSRs”) accounted for at fair value. See Note 4 for further information on MSRs.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of November 30, 2008

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at November 30, 2008
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$5,930	$14,115	$206	$—	$20,251
Other sovereign government obligations	9,148	10,920	3	—	20,071
Corporate and other debt(1)	47	53,977	34,460	—	88,484
Corporate equities	32,519	3,748	907	—	37,174
Derivative and other contracts(2)	2,478	150,033	40,852	(93,597)	99,766
Investments	536	330	9,732	—	10,598
Physical commodities	2	2,202	—	—	2,204

Total financial instruments owned	50,660	235,325	86,160	(93,597)	278,548
Securities received as collateral	4,402	800	15	—	5,217
Intangible assets(3)	—	—	220	—	220

Liabilities
Commercial paper and other short-term borrowings	$—	$1,412	$—	$—	$1,412
Deposits	—	6,008	—	—	6,008
Financial instruments sold, not yet purchased:
U.S. government and agency securities	9,474	682	—	—	10,156
Other sovereign government obligations	5,140	4,220	—	—	9,360
Corporate and other debt	18	5,400	3,943	—	9,361
Corporate equities	16,418	108	21	—	16,547
Derivative and other contracts(2)	5,509	115,621	13,228	(60,837)	73,521

Total financial instruments sold, not yet purchased	36,559	126,031	17,192	(60,837)	118,945
Obligation to return securities received as collateral	4,402	800	15	—	5,217
Other secured financings(1)	—	6,780	5,747	—	12,527
Long-term borrowings	—	23,413	5,417	—	28,830

(1)	Approximately $9.0 billion of assets is included in Corporate and other debt and approximately $7.2 billion of related liabilities is included in Other secured financings related to consolidated VIEs or non-consolidated VIEs (in the cases where the assets were transferred by the Company to the VIE and the transfers were accounted for as secured financings). The Company cannot unilaterally remove the assets from the VIEs; these assets are not generally available to the Company. The related liabilities issued by these VIEs are non-recourse to the Company. Approximately $7.7 billion of these assets and approximately $5.0 billion of these liabilities are included in Level 3 of the fair value hierarchy. See Note 4 for additional information on consolidated and non-consolidated VIEs, including retained interests in these entities that the Company holds.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 7.
(3)	Amount represents mortgage servicing rights (“MSRs”) accounted for at fair value. See Note 4 for further information on MSRs.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2009 and March 31, 2008 and the one month period ended December 31, 2008. Level 3 instruments may be offset with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains or (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains or (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories. Additionally, both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The following tables reflect gains or (losses) for all assets and liabilities categorized as Level 3 for the quarters ended March 31, 2009 and March 31, 2008 and the one month period ended December 31, 2008, respectively. For assets and liabilities that were transferred into Level 3 during the period, gains or (losses) are presented as if the assets or liabilities had been transferred into Level 3 as of the beginning of the period; similarly, for assets and liabilities that were transferred out of Level 3 during the period, gains or (losses) are presented as if the assets or liabilities had been transferred out as of the beginning of the period.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2009

	Beginning Balance at December 31, 2008	Total Realized and Unrealized Gains or (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at March 31, 2009	Unrealized Gains or (Losses) for Level 3 Assets/ Liabilities Outstanding at March 31, 2009(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$127	$(1)	$(86)	$(23)	$17	$—
Other sovereign government obligations	1	(1)	(1)	3	2	(2)
Corporate and other debt	34,918	(3,314)	226	(342)	31,488	(3,501)
Corporate equities	976	(95)	(231)	296	946	(95)
Net derivative and other contracts(3)	23,382	2,363	250	(9,474)	16,521	3,132
Investments	9,698	(1,319)	510	(55)	8,834	(1,269)
Securities received as collateral	30	—	(27)	—	3	—
Intangible assets	184	(25)	—	—	159	(25)

Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt	$3,808	$(20)	$647	$(2,525)	$1,950	$(47)
Corporate equities	27	20	44	23	74	4
Obligation to return securities received as collateral	30	—	(27)	—	3	—
Other secured financings	6,148	1,053	(542)	(289)	4,264	1,053
Long-term borrowings	5,473	(129)	83	(14)	5,671	(129)

(1)	Total realized and unrealized gains or (losses) are primarily included in Principal transactions—trading in the condensed consolidated statements of income except for $(1,319) million related to Financial instruments owned—investments, which is included in Principal transactions—investments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(2)	Amounts represent unrealized gains or (losses) for the quarter ended March 31, 2009 related to assets and liabilities still outstanding at March 31, 2009.
(3)	Net derivative and other contracts represent Financial instruments owned—derivative and other contracts net of Financial instruments sold, not yet purchased—derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 7.

Financial instruments owned—Corporate and other debt.    The net losses in Corporate and other debt were primarily driven by certain corporate loans and lending commitments, certain asset-backed securities, including residential and commercial mortgage loans, and certain commercial whole loans.

During the quarter ended March 31, 2009, the Company reclassified approximately $2.3 billion of certain Corporate and other debt from Level 2 to Level 3. The reclassifications were primarily related to asset-backed securities and certain corporate loans. The reclassifications were due to a reduction in market price quotations for these or comparable instruments, or a lack of available broker quotes, such that unobservable inputs had to be utilized for the fair value measurement of these instruments. These unobservable inputs include, depending upon the position, assumptions to establish comparability to bonds, loans or swaps with observable price/spread levels, default recovery rates, forecasted credit losses and prepayment rates.

During the quarter ended March 31, 2009, the Company reclassified approximately $2.7 billion of certain Corporate and other debt from Level 3 to Level 2. These reclassifications primarily related to commercial mortgage-backed securities, subprime CDO and other subprime ABS securities. Their fair value was highly correlated with similar instruments in an observable market and, due to market deterioration, unobservable inputs were no longer deemed significant. In addition, certain corporate loans were reclassified as more liquidity re-entered the market and external prices and spread inputs for these instruments became observable.

Financial instruments owned—Net derivative and other contracts.    The net gains in Net derivative and other contracts were primarily driven by widening of credit spreads on underlying reference entities of single name credit default swaps.

During the quarter ended March 31, 2009, the Company reclassified approximately $9.6 billion of certain Derivatives and other contracts from Level 3 to Level 2. These reclassifications of certain Derivatives and other contracts were related to single name mortgage-related credit default swaps and credit default swaps on certain classes of CDOs. The primary reason for the reclassifications is that, due to market deterioration, unobservable inputs, such as correlation, for these derivative contracts were no longer deemed significant to the fair value measurement. In addition, certain corporate tranche-indexed credit default swaps were reclassified due to increased availability of transaction data, broker quotes and/or consensus pricing.

For further information on derivative instruments and hedging activities, see Note 7.

Financial instruments owned—Investments.    The net losses from investments were primarily related to investments associated with the Company’s real estate products and private equity portfolio.

Financial instruments sold, not yet purchased—Corporate and other debt.    During the quarter, the Company reclassified approximately $2.5 billion of certain Corporate and other debt from Level 3 to Level 2. These reclassifications primarily related to contracts referencing commercial mortgage-backed securities, subprime CDO and other subprime ABS securities. Their fair value was highly correlated with similar instruments in an observable market and, due to market deterioration, unobservable inputs were no longer deemed significant to the fair value measurement.

Other secured financings.    The net gains in Other secured financings were primarily due to net gains on liabilities resulting from securitizations recognized on balance sheet. These net gains are offset by net losses in Financial instruments owned—Corporate and other debt.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2008

	Beginning Balance at December 31, 2007	Total Realized and Unrealized Gains or (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at March 31, 2008	Unrealized Gains or (Losses) for Level 3 Assets/ Liabilities Outstanding at March 31, 2008(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$622	$63	$(225)	$(22)	$438	$33
Other sovereign government obligations	15	(2)	(2)	14	25	(3)
Corporate and other debt	39,707	(3,580)	1,306	808	38,241	(3,575)
Corporate equities	1,717	(233)	(15)	78	1,547	(63)
Net derivative and other contracts(3)	5,486	8,561	38	(1,336)	12,749	7,747
Investments	12,758	(214)	656	(1,334)	11,866	(260)
Securities received as collateral	71	—	(44)	—	27	—
Intangible assets	3	1	—	—	4	1

Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt	$717	$(585)	$(392)	$(2)	$908	$(625)
Corporate equities	175	(116)	256	(33)	514	(153)
Obligation to return securities received as collateral	71	—	(44)	—	27	—
Other secured financings	6,160	146	1,193	34	7,241	146
Long-term borrowings	5,829	54	18	41	5,834	54

(1)	Total realized and unrealized gains or (losses) are primarily included in Principal transactions—trading in the condensed consolidated statements of income except for $(214) million related to Financial instruments owned—investments, which is included in Principal transactions—investments.
(2)	Amounts represent unrealized gains or (losses) for the quarter ended March 31, 2008 related to assets and liabilities still outstanding at March 31, 2008.
(3)	Net derivative and other contracts represent Financial instruments owned—derivative and other contracts net of Financial instruments sold, not yet purchased—derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 7.

Financial instruments owned—Corporate and other debt.    The net losses from Corporate and other debt were primarily driven by certain mortgage-related products and by corporate loans and lending commitments.

During the quarter ended March 31, 2008, the Company reclassified certain Corporate and other debt from Level 2 to Level 3 because certain significant inputs for the fair value measurement became unobservable. These reclassifications included transfers primarily related to corporate loans and lending commitments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Financial instruments owned—Net derivative and other contracts.    The net gains from Net derivative contracts were primarily driven by certain credit default swaps and other instruments associated with the Company’s credit products.

The Company reclassified certain OTC derivatives from Level 3 to Level 2. These reclassifications included transfers primarily related to corporate tranche-indexed credit default swaps as inputs became observable. The reclassifications were due to increased availability of transaction data and broker quotes.

For further information on derivative instruments and hedging activities, see Note 7.

Financial instruments owned—Investments.    The Company reclassified investments from Level 3 to Level 2 because certain significant inputs for the fair value measurement were identified and, therefore, became observable.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the One Month Ended December 31, 2008

	Beginning Balance at November 30, 2008	Total Realized and Unrealized Gains or (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at December 31, 2008	Unrealized Gains or (Losses) for Level 3 Assets/ Liabilities Outstanding at December 31, 2008(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$206	$(3)	$(76)	$—	$127	$(5)
Other sovereign government obligations	3	—	(1)	(1)	1	—
Corporate and other debt	34,460	(393)	1,036	(185)	34,918	(378)
Corporate equities	907	(11)	(3)	83	976	(10)
Net derivative and other contracts(3)	27,624	(2,040)	(43)	(2,159)	23,382	(1,879)
Investments	9,732	(169)	149	(14)	9,698	(158)
Securities received as collateral	15	—	15	—	30	—
Intangible assets	220	(36)	—	—	184	(36)

Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt	$3,943	$(43)	$(140)	$(38)	$3,808	$(63)
Corporate equities	21	(20)	(20)	6	27	1
Obligation to return securities received as collateral	15	—	15	—	30	—
Other secured financings	5,747	(219)	34	148	6,148	(219)
Long-term borrowings	5,417	(52)	4	—	5,473	(51)

(1)	Total realized and unrealized gains or (losses) are primarily included in Principal transactions—trading in the condensed consolidated statements of income except for $(169) million related to Financial instruments owned—investments, which is included in Principal transactions—investments.
(2)	Amounts represent unrealized gains or (losses) for the one month period ended December 31, 2008 related to assets and liabilities still outstanding at December 31, 2008.
(3)	Net derivative and other contracts represent Financial instruments owned—derivative and other contracts net of Financial instruments sold, not yet purchased—derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 7.

Financial instruments owned—Net derivative and other contracts.    The net losses in Net derivative and other contracts were primarily driven by tightening of credit spreads on underlying reference entities of certain basket credit default swaps, single name credit default swaps and corporate tranche-indexed credit default swaps.

The Company reclassified certain Net derivative contracts from Level 3 to Level 2. The reclassifications were primarily related to corporate tranche-indexed credit default swaps. The reclassifications were due to an increase in transaction data, available broker quotes and/or available consensus pricing, such that significant inputs for the fair value measurement were observable.

For further information on derivative instruments and hedging activities, see Note 7.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis.

Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. These assets may include certain loans, certain equity method investments, certain premises and equipment, certain intangible assets and certain real estate investments.

The following table presents, by caption on the condensed consolidated statement of financial position, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized an impairment charge for the quarter ended March 31, 2009.

	Carrying Value at March 31, 2009	Fair Value Measurements Using:			Total (Losses) for the Three Months Ended March 31, 2009(1)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Receivables—Other loans(2)	$386	$—	$—	$386	$(98)
Other investments(3)	163	—	—	163	(44)
Premises, equipment and software costs(4)	8	—	—	8	(5)
Intangible assets(5)	21	—	—	21	(6)
Other assets(6)	226	—	—	226	(125)

Total	$804	$—	$—	$804	$(278)

(1)	Impairment losses are recorded within Other expenses in the condensed consolidated statement of income except for impairment losses related to Receivables—Other loans and Other investments, which are included in Other revenues.
(2)	Loans held for investment with a carrying amount of $484 million were written down to their fair value of $386 million, resulting in an impairment charge of $98 million, calculated based upon the fair value of the collateral. The fair value of the collateral was determined using internal expected recovery models.
(3)	Equity method investments with a carrying amount of $207 million were written down to their fair value of $163 million, resulting in an impairment charge of $44 million. Impairment losses recorded were determined primarily using discounted cash flow models.
(4)	Equipment with a carrying value of $13 million was written down to their fair value of $8 million, resulting in an impairment charge of $5 million.
(5)	Intangible assets other than goodwill with a carrying amount of $27 million were written down to fair value of $21 million, resulting in an impairment charge of $6 million, recorded within the Asset Management business segment (see Note 5).
(6)	Buildings and property with a carrying amount of $351 million were written down to their fair value of $226 million, resulting in an impairment charge of $125 million. Fair values were generally determined using discounted cash flow models or third-party appraisals and valuations. This charge relates to the Asset Management business segment.

There were no liabilities measured at fair value on a non-recurring basis during the quarter ended March 31, 2009. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis for which the Company recognized an impairment charge during the one month period ended December 31, 2008 and the quarter ended March 31, 2008.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Fair Value Option.

The following tables present net gains or (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarters ended March 31, 2009 and March 31, 2008 and the one month period ended December 31, 2008.

	Principal Transactions: Trading	Net Interest Revenue	Gains (Losses) Included in Net Revenues
	(dollars in millions)
Three Months Ended March 31, 2009
Commercial paper and other short-term borrowings	$84	$—	$84
Deposits	(87)	(92)	(179)
Long-term borrowings	(1,405)	(140)	(1,545)

Three Months Ended March 31, 2008
Commercial paper and other short-term borrowings	$(74)	$(4)	$(78)
Deposits	4	(24)	(20)
Long-term borrowings	2,104	(168)	1,936

One Month Ended December 31, 2008
Commercial paper and other short-term borrowings	$(81)	$—	$(81)
Deposits	(120)	(26)	(146)
Long-term borrowings	(1,597)	(52)	(1,649)

In addition to the amounts in the above table, as discussed in Note 1, all of the instruments within Financial instruments owned or Financial instruments sold, not yet purchased are measured at fair value, either through the election of SFAS No. 159 or as required by other accounting pronouncements.

Borrowings and Deposits.

For the quarter ended March 31, 2009 and the one month period ended December 31, 2008, the estimated changes in the fair value of the Company’s short-term and long-term borrowings, including structured notes and junior subordinated debentures, for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were losses of approximately $1,636 million and $241 million, respectively. These losses were attributable to the tightening of the Company’s credit spreads and were determined based upon observations of the Company’s secondary bond market spreads. The remainder of changes in fair value of the short-term and long-term borrowings during the quarter ended March 31, 2009 and the one month period ended December 31, 2008 is attributable to changes in foreign currency exchange rates and interest rates and movements in the reference price or index for structured notes. For the quarter ended March 31, 2008, the estimated changes in the fair value of the Company’s short-term and long-term borrowings, including structured notes and junior subordinated debentures, for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were gains of approximately $1,891 million. The remainder of changes in fair value of the short-term and long-term borrowings during the quarter ended March 31, 2008 are attributable to changes in foreign currency exchange rates and interest rates and movements in the reference price or index for structured notes. For the quarters ended March 31, 2009 and March 31, 2008 and the one month period ended December 31, 2008, the estimated changes in the fair value of deposits for which the fair value option was elected that were attributable to changes in instrument-specific credit risk were immaterial. As of March 31, 2009, December 31, 2008 and November 30, 2008, the aggregate contractual principal amount of short-term and long-term debt instruments and deposits for which the fair value option was elected exceeded the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

fair value of such instruments by approximately $4.6 billion, $5.7 billion and $7.5 billion, respectively. These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.

Contingent Lending Commitments.

The estimated changes in the fair value of contingent lending commitments, included in Financial instruments sold, not yet purchased, for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were immaterial in the quarter ended March 31, 2009 and the one month period ended December 31, 2008. For the quarter ended March 31, 2008, the estimated changes in the fair value of contingent lending commitments for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were losses of approximately $156 million. See discussion below regarding changes in instrument-specific credit spreads related to loan assets.

Loans.

As of March 31, 2009, December 31, 2008 and November 30, 2008, the aggregate contractual principal amount of loans for which the fair value option was elected exceeded the fair value of such loans by approximately $30.7 billion, $31.0 billion and $30.5 billion, respectively. The aggregate fair value of loans that were 90 or more days past due as of March 31, 2009, December 31, 2008 and November 30, 2008 was $1.2 billion, $2.0 billion and $2.0 billion, respectively. The aggregate contractual principal amount of such loans 90 or more days past due exceeded their fair value by approximately $18.8 billion, $19.8 billion and $19.8 billion at March 31, 2009, December 31, 2008 and November 30, 2008, respectively. The majority of this difference between principal and fair value amounts emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.

For the quarters ended March 31, 2009 and March 31, 2008 and the one month period ended December 31, 2008, changes in the fair value of loans for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were losses of $349 million, $2,366 million and $498 million, respectively. Instrument-specific credit losses were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.

3.	Collateralized Transactions.

Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”), principally government and agency securities, are carried at the amounts at which the securities subsequently will be resold or reacquired as specified in the respective agreements; such amounts include accrued interest. Reverse repurchase agreements and repurchase agreements are presented on a net-by-counterparty basis, when appropriate. The Company’s policy is generally to take possession of securities purchased under agreements to resell. Securities borrowed and Securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated variable interest entities where the Company is deemed to be the primary beneficiary, and certain equity-referenced securities and loans where in all instances these liabilities are payable solely from the cash flows of the related assets accounted for as Financial instruments owned (see Note 4).

The Company pledges its financial instruments owned to collateralize repurchase agreements and other securities financings. Pledged financial instruments that can be sold or repledged by the secured party are identified as Financial instruments owned (pledged to various parties) in the condensed consolidated statements of financial

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

condition. The carrying value and classification of financial instruments owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral were as follows:

	At March 31, 2009	At December 31, 2008	At November 30, 2008
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$8,915	$9,134	$7,701
Other sovereign government obligations	3,308	2,570	626
Corporate and other debt	12,529	21,850	33,037
Corporate equities	3,543	4,388	5,726

Total	$28,295	$37,942	$47,090

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. At March 31, 2009, December 31, 2008 and November 30, 2008, the fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $283 billion, $290 billion and $294 billion, respectively, and the fair value of the portion that had been sold or repledged was $191 billion, $214 billion and $227 billion, respectively.

The Company additionally receives securities as collateral in connection with certain securities for securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the condensed consolidated statements of financial condition. At March 31, 2009, December 31, 2008 and November 30, 2008, $7 billion, $5 billion and $5 billion, respectively, were reported as Securities received as collateral and an Obligation to return securities received as collateral in the condensed consolidated statements of financial condition. Collateral received in connection with these transactions that was subsequently repledged was approximately $6 billion, $4 billion and $5 billion at March 31, 2009, December 31, 2008 and November 30, 2008, respectively.

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

At March 31, 2009, December 31, 2008 and November 30, 2008, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

	March 31, 2009	December 31, 2008	November 30, 2008
	(dollars in millions)
Cash	$23,094	$24,039	$25,446
Securities(1)	21,860	38,670	33,642

Total	$44,954	$62,709	$59,088

(1)	Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are included in Federal funds sold and securities purchased under agreements to resell in the condensed consolidated statements of financial condition.

4.	Securitization Activities and Variable Interest Entities.

Securitization Activities and Qualifying Special Purpose Entities.

Securitization Activities.    In a securitization transaction, the Company transfers assets (generally commercial or residential mortgage loans or U.S. agency securities) to a special purpose entity (an “SPE”), sells to investors most of the beneficial interests, such as notes or certificates, issued by the SPE and in many cases retains other beneficial interests. In many securitization transactions involving commercial mortgage loans, the Company transfers a portion of the assets transferred to the SPE with unrelated parties transferring the remaining assets.

The purchase of the transferred assets by the SPE is financed through the sale of these interests. In some of these transactions, primarily involving residential mortgage loans in the U.S. and Europe and commercial mortgage loans in Europe, the Company serves as servicer for some or all of the transferred loans. In many securitizations, particularly involving residential mortgage loans, the Company also enters into derivative transactions, primarily interest rate swaps or interest rate caps, with the SPE.

In most of these transactions, the SPE meets the criteria to be a QSPE as provided by SFAS No. 140. The Company does not consolidate QSPEs if they meet certain criteria regarding the types of assets and derivatives they may hold, the activities in which they may engage and the range of discretion they may exercise in connection with the assets they hold. The determination of whether an SPE meets the criteria to be a QSPE requires considerable judgment, particularly in evaluating whether the permitted activities of the SPE are significantly limited and in determining whether derivatives held by the SPE are passive and not excessive.

The primary risk retained by the Company in connection with these transactions generally is limited to the beneficial interests issued by the SPE that are owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These beneficial interests generally are included in Financial instruments owned—Corporate and other debt and are measured at fair value. The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees, or similar derivatives.

Although not obligated, the Company generally makes a market in the securities issued by SPEs in these transactions. In these market-making transactions, the Company offers to buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not included as retained interests. These beneficial interests generally are included in Financial instruments owned—Corporate and other debt securities and are measured at fair value.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company enters into derivatives, generally interest rate swaps and interest rate caps with a senior payment priority in many securitization transactions. The risks associated with these and similar derivatives with SPEs are essentially the same as similar derivatives with non-SPE counterparties and are managed as part of the Company’s overall exposure.

For further information on derivative instruments and hedging activities, see Note 7.

QSPEs.    The following tables present information as of March 31, 2009 and December 31, 2008 regarding QSPEs to which the Company acting as principal, has transferred assets and received sales treatment, and QSPEs sponsored by the Company to which the Company has not transferred assets (dollars in millions):

	At March 31, 2009
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Other
QSPE assets (unpaid principal balance)(1)	$63,487	$112,013	$27,902	$2,564
Retained interests (fair value):
Investment grade	$344	$354	$11	$—
Non-investment grade	74	171	—	—

Total retained interests (fair value)	$418	$525	$11	$—

Interests purchased in the secondary market (fair value):
Investment grade	$81	$187	$—	$17
Non-investment grade	38	5	—	12

Total interests purchased in the secondary market (fair value)	$119	$192	$—	$29

Derivatives (fair value)	$397	$503	$—	$1,197
Assets serviced (unpaid principal balance)	22,281	7,764	—	—

(1)	Amount includes $57.3 billion of assets transferred to the QSPEs by unrelated transferors.

	At December 31, 2008
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Other
QSPE assets (unpaid principal balance)(1)	$65,344	$112,557	$28,380	$2,684
Retained interests (fair value):
Investment grade	$500	$482	$102	$—
Non-investment grade	33	100	—	—

Total retained interests (fair value)	$533	$582	$102	$—

Interests purchased in the secondary market (fair value):
Investment grade	$42	$156	$8	$23
Non-investment grade	49	14	—	12

Total interests purchased in the secondary market (fair value)	$91	$170	$8	$35

Derivatives (fair value)	$488	$515	$—	$1,156
Assets serviced (unpaid principal balance)	23,211	8,196	—	—

(1)	Amount includes $57.8 billion of assets transferred to the QSPEs by unrelated transferors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the condensed consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income. Net gains at the time of securitization were not material during the quarter ended March 31, 2009 and the one month period ended December 31, 2008.

During the quarters ended March 31, 2009 and March 31, 2008, the Company received proceeds from new securitization transactions of $332 million and $3.8 billion, respectively. The Company did not receive any proceeds from new securitization transactions during the one month period ended December 31, 2008. During the quarters ended March 31, 2009 and March 31, 2008 and the one month period ended December 31, 2008, the Company received proceeds from cash flows from retained interests in securitization transactions of $236 million, $1.1 billion and $153 million, respectively.

The Company provides representations and warranties that certain assets transferred in securitization transactions conform to specific guidelines (see Note 8).

Mortgage Servicing Rights.    The Company may retain servicing rights to certain mortgage loans that are sold through its securitization activities. These transactions create an asset referred to as MSRs, which totaled approximately $159 million, $184 million and $220 million as of March 31, 2009, December 31, 2008 and November 30, 2008, respectively, and are included within Intangible assets and carried at fair value in the condensed consolidated statements of financial condition.

SPE Mortgage Servicing Activities.    The Company services residential mortgage loans in the U.S. and Europe and commercial mortgage loans in Europe owned by SPEs, including SPEs sponsored by the Company and SPEs not sponsored by the Company. Most of these SPEs meet the requirements for QSPEs. The Company generally holds retained interests in Company-sponsored QSPEs. In some cases, as part of its market making activities, the Company may own some beneficial interests issued by both Company-sponsored and non-Company sponsored SPEs.

The Company provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets and are recorded at cost. Advances as of March 31, 2009 and December 31, 2008 totaled approximately $2.5 billion and $2.4 billion, respectively, net of reserves of approximately $9 million and $10 million, respectively.

The following table presents information about the Company’s mortgage servicing activities for SPEs to which the Company transferred loans as of March 31, 2009 and December 31, 2008 (dollars in millions):

	At March 31, 2009
	Residential Mortgage QSPEs	Residential Mortgage Failed Sales	Commercial Mortgage QSPEs	Commercial Mortgage Consolidated SPEs
Assets serviced (unpaid principal balance)	$22,281	$858	$7,764	$2,310
Amounts past due 90 days or greater (unpaid principal balance)(1)	$7,860	$334	$3	$—
Percentage of amounts past due 90 days or greater	35.3%	38.9%	—	—
Credit losses	$554	$23	$—	$—

(1)	Includes loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	At December 31, 2008
	Residential Mortgage QSPEs	Residential Mortgage Failed Sales	Commercial Mortgage QSPEs	Commercial Mortgage Consolidated SPEs
Assets serviced (unpaid principal balance)	$23,211	$890	$8,196	$2,349
Amounts past due 90 days or greater (unpaid principal balance)(1)	$7,586	$308	$—	$—
Percentage of amounts past due 90 days or greater	32.7%	34.6%	—	—
Credit losses	$181	$11	$—	$—

(1)	Includes loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

The Company also serviced residential and commercial mortgage loans for SPEs sponsored by unrelated parties with unpaid principal balances totaling $24 billion and $25 billion as of March 31, 2009 and December 31, 2008, respectively.

Variable Interest Entities.    FIN 46R applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. QSPEs currently are not subject to the requirements of FIN 46R. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns or both, as a result of holding variable interests. The Company consolidates entities of which it is the primary beneficiary.

The Company is involved with various entities in the normal course of business that may be deemed to be VIEs. The Company’s variable interests in VIEs include debt and equity interests, commitments, guarantees and derivative instruments. The Company’s involvement with VIEs arises primarily from:

•	Interests purchased in connection with market making and retained interests held as a result of securitization activities.

•	Guarantees issued and residual interests retained in connection with municipal bond securitizations.

•	Loans and investments made to VIEs that hold debt, equity, real estate or other assets.

•	Derivatives entered into with variable interest entities.

•	Structuring of credit-linked notes (“CLNs”) or other asset-repackaged notes designed to meet the investment objectives of clients.

•	Other structured transactions designed to provide tax-efficient yields to the Company or its clients.

The Company determines whether it is the primary beneficiary of a VIE upon its initial involvement with the VIE. This determination is based upon an analysis of the design of the VIE, including the VIE’s structure and activities and the variable interests owned by the Company.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Except for consolidated VIEs included in other structured financings in the tables below, the Company accounts for the assets held by the entities primarily in Financial instruments owned and the liabilities of the entities as Other secured financings in the condensed consolidated statements of financial condition. The Company includes assets held by consolidated VIEs included in other structured financings primarily in Receivables, Premises, equipment and software costs and Other assets and the liabilities primarily as Other liabilities and accrued expenses and Payables in the condensed consolidated statements of financial condition. Except for consolidated VIEs included in other structured financings, the assets and liabilities are measured at fair value, with changes in fair value reflected in earnings.

The assets owned by many consolidated VIEs cannot be removed unilaterally by the Company and are not generally available to the Company. The related liabilities issued by many consolidated VIEs are non-recourse to the Company. In certain other consolidated VIEs, the Company has the unilateral right to remove assets or provides additional recourse through derivatives such as total return swaps, guarantees or other forms of involvement.

The following tables present information as of March 31, 2009 and December 31, 2008 about VIEs which the Company consolidates (dollars in millions):

	At March 31, 2009
	Mortgage and Asset-backed Securitizations	Credit and Real Estate	Commodities Financing	Other Structured Financings	Total
VIE assets that the Company consolidates	$3,255	$3,358	$773	$1,020	$8,406
VIE liabilities	1,739	826	693	230	3,488
Maximum exposure to loss:
Debt and equity interests	$1,552	$2,544	$—	$944	$5,040
Derivatives and other contracts	461	3,230	1,141	—	4,832
Commitments and guarantees	—	—	—	332	332

Total maximum exposure to loss	$2,013	$5,774	$1,141	$1,276	$10,204

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	At December 31, 2008
	Mortgage and Asset-backed Securitizations	Credit and Real Estate	Commodities Financing	Other Structured Financings	Total
VIE assets that the Company consolidates	$4,307	$4,121	$809	$1,664	$10,901
VIE liabilities	2,473	1,505	766	801	5,545
Maximum exposure to loss:
Debt and equity interests	$1,834	$2,605	$—	$882	$5,321
Derivatives and other contracts	517	2,757	1,307	—	4,581
Commitments and guarantees	—	—	—	330	330

Total maximum exposure to loss	$2,351	$5,362	$1,307	$1,212	$10,232

The following tables present information about non-consolidated VIEs in which the Company had significant variable interests or served as the sponsor and had any variable interest as of March 31, 2009 and December 31, 2008 (dollars in millions):

	At March 31, 2009
	Mortgage and Asset-backed Securitizations	Credit and Real Estate	Municipal Tender Option Bond Trusts	Other Structured Financings	Total
VIE assets that the Company does not consolidate	$1,507	$16,103	$813	$5,542	$23,965
Maximum exposure to loss:
Debt and equity interests	$62	$3,732	$172	$897	$4,863
Derivatives and other contracts	—	5,160	—	—	5,160
Commitments and guarantees	—	—	227	504	731

Total maximum exposure to loss	$62	$8,892	$399	$1,401	$10,754

Carrying value of exposure to loss:
Debt and equity interests	$62	$3,732	$172	$720	$4,686
Derivatives and other contracts	—	2,311	—	—	2,311
Commitments and guarantees	—	—	—	27	27

Total carrying value of exposure to loss	$62	$6,043	$172	$747	$7,024

	At December 31, 2008
	Mortgage and Asset-backed Securitizations	Credit and Real Estate	Municipal Tender Option Bond Trusts	Other Structured Financings	Total
VIE assets that the Company does not consolidate	$1,629	$18,456	$2,173	$8,068	$30,326
Maximum exposure to loss:
Debt and equity interests	$38	$4,420	$1,145	$880	$6,483
Derivatives and other contracts	—	5,156	—	—	5,156
Commitments and guarantees	—	—	320	564	884

Total maximum exposure to loss	$38	$9,576	$1,465	$1,444	$12,523

Carrying value of exposure to loss:
Debt and equity interests	$38	$4,420	$1,145	$703	$6,306
Derivatives and other contracts	—	2,488	—	—	2,488
Commitments and guarantees	—	—	—	36	36

Total carrying value of exposure to loss	$38	$6,908	$1,145	$739	$8,830

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company’s maximum exposure to loss often differs from the carrying value of the VIE’s assets. The maximum exposure to loss is dependent on the nature of the Company’s variable interest in the VIEs and is limited to the notional amounts of certain liquidity facilities, other credit support, total return swaps, written put options, and the fair value of certain other derivatives and investments the Company has made in the VIEs. Liabilities issued by VIEs generally are non-recourse to the Company. Where notional amounts are utilized in quantifying maximum exposure related to derivatives, such amounts do not reflect fair value writedowns already recorded by the Company.

The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company may utilize to hedge these risks associated with the Company’s variable interests.

Municipal Tender Option Bond Trusts.    In a municipal tender option bond transaction, the Company, on behalf of a client, transfers a municipal bond to a trust. The trust issues short-term securities which the Company as the remarketing agent sells to investors. The client retains a residual interest. The short-term securities are supported by a liquidity facility pursuant to which the investors may put their short-term interests. In some programs, the Company provides this liquidity facility; in most programs, a third-party provider will provide such liquidity facility. The Company may purchase short-term securities in its role either as remarketing agent or liquidity provider. The client can generally terminate the transaction at any time. The liquidity provider can generally terminate the transaction upon the occurrence of certain events. When the transaction is terminated, the municipal bond is generally sold or returned to the client. Any losses suffered by the liquidity provider upon the sale of the bond are the responsibility of the client. This obligation generally is collateralized. In prior periods, the Company established trusts in connection with its proprietary trading activities and consolidated those trusts. As of March 31, 2009 and December 31, 2008, no proprietary trusts were outstanding.

Credit Protection Purchased Through CLNs.    In a CLN transaction, the Company transfers assets (generally high quality securities or money market investments) to an SPE, enters into a derivative transaction in which the SPE writes protection on an unrelated reference asset or group of assets through a credit default swap, a total return swap or similar instrument, and sells to investors the securities issued by the SPE. In some transactions, the Company may also enter into interest rate or currency swaps with the SPE. Upon the occurrence of a credit event related to the reference asset, the SPE will sell the collateral securities in order to make the payment to the Company. The Company is generally exposed to price changes on the collateral securities in the event of a credit event and subsequent sale. These transactions are designed to transfer the credit risk on the reference asset to investors. In some transactions, the assets and liabilities of the SPE are recognized in the Company’s condensed consolidated financial statements. In other transactions, the transfer of the collateral securities is accounted for as a sale of assets and the SPE is not consolidated. The structure of the transaction determines the accounting treatment.

The derivatives in CLN transactions consist of total return swaps, credit default swaps or similar contracts in which the Company has purchased protection on a reference asset or group of assets. Payments by the SPE are collateralized. The risks associated with these and similar derivatives with SPEs are essentially the same as similar derivatives with non-SPE counterparties and are managed as part of the Company’s overall exposure.

Other Structured Financings. The Company primarily invests in equity interests issued by entities that develop and own low income communities (including low income housing projects) and entities that construct and own facilities that will generate energy from renewable resources. The equity interests entitle the Company to its share of tax credits and tax losses generated by these projects. In addition, the Company has issued guarantees to investors in certain low-income housing funds. The guarantees are designed to return an

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

investor’s contribution to a fund and the investor’s share of tax losses and tax credits expected to be generated by the fund. The Company is also involved with entities designed to provide tax-efficient yields to the Company or its clients.

Collateralized Loan and Debt Obligations. A collateralized loan obligation (“CLO”) or a CDO is a SPE that purchases a pool of assets, consisting of corporate loans, corporate bonds, asset-backed securities or synthetic exposures on similar assets through derivatives and issues multiple tranches of debt and equity securities to investors. In the Asset Management business segment, the Company manages CLOs with assets of $2.1 billion as of both March 31, 2009 and December 31, 2008 and receives a management fee for these services. Except for the management fee, the Company’s maximum exposure to loss on these managed CLOs is immaterial as of March 31, 2009 and December 31, 2008. The Company’s maximum exposure to other CLOs and CDOs is $3.3 billion and $3.4 billion as of March 31, 2009 and December 31, 2008, respectively, excluding the exposure to the assets transferred to Ascension, a wholly owned subsidiary of the Company (see Note 9).

Asset Management Investment Funds. The tables above do not include certain investments made by the Company held by entities qualifying for accounting purposes as investment companies.

Failed Sales.

In order to be treated as a sale of assets for accounting purposes, a transfer of financial assets must meet all of the criteria provided in SFAS No. 140. If the transfer fails to meet these criteria, that transfer is treated as a failed sale. In such case, the Company continues to recognize the assets in Financial instruments owned and the Company recognizes the associated liabilities in Other secured financings in the condensed consolidated statements of financial condition.

The assets transferred to many unconsolidated VIEs in transactions accounted for as failed sales cannot be removed unilaterally by the Company and are not generally available to the Company. The related liabilities issued by many unconsolidated VIEs are non-recourse to the Company. In certain other failed sale transactions, the Company has the unilateral right to remove assets or provides additional recourse through derivatives such as total return swaps, guarantees or other forms of involvement.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following tables present information about transfers of assets treated by the Company as secured financings as of March 31, 2009 and December 31, 2008 (dollars in millions):

	At March 31, 2009
	Residential Mortgage Loans	Commercial Mortgage Loans	Credit-Linked Notes	Other
Assets
Unpaid principal amount	$420	$2,391	$1,190	$1,862
Fair value	198	2,018	924	1,684

Other secured financings
Unpaid principal amount	239	2,265	1,119	1,847
Fair value	149	1,941	916	1,683

	At December 31, 2008
	Residential Mortgage Loans	Commercial Mortgage Loans	Credit-Linked Notes	Other
Assets
Unpaid principal amount	$439	$2,573	$1,333	$2,028
Fair value	227	2,245	1,144	1,814

Other secured financings
Unpaid principal amount	258	2,512	1,293	2,008
Fair value	175	2,208	1,134	1,810

5.	Goodwill and Net Intangible Assets.

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

The Company completed its annual goodwill impairment testing as of June 1, 2008 and June 1, 2007, which did not result in any goodwill impairment. Due to continued deterioration in the financial markets, the Company performed interim impairment tests of goodwill in the one month period ended December 31, 2008 and in the first quarter of 2009, which did not result in impairment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Changes in the carrying amount of the Company’s goodwill and intangible assets for the one month period ended December 31, 2008 and the quarter ended March 31, 2009 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Goodwill:
Balance at November 30, 2008	$800	$272	$1,171	$2,243
Foreign currency translation adjustments and other	13	—	—	13

Balance at December 31, 2008	813	272	1,171	2,256
Foreign currency translation adjustments and other	(14)	—	—	(14)
Goodwill disposed of during the period	(16)	—	—	(16)

Balance at March 31, 2009	$783	$272	$1,171	$2,226

	Institutional Securities	Asset Management	Total
	(dollars in millions)
Intangible Assets:
Amortizable intangible assets at November 30, 2008	$334	$393	$727
Foreign currency translation adjustments and other	3	—	3
Amortization expense	(4)	(4)	(8)

Amortizable intangible assets at December 31, 2008	333	389	722
Mortgage servicing rights (see Note 4)	184	—	184

Balance of intangible assets at December 31, 2008	$517	$389	$906

Amortizable intangible assets at December 31, 2008	$333	$389	$722
Foreign currency translation adjustments and other	(2)	(3)	(5)
Intangible assets dispose d of during the period	(1)	—	(1)
Amortization expense	(8)	(12)	(20)
Impairment losses	—	(6)	(6)

Amortizable intangible assets at March 31, 2009	322	368	690
Mortgage servicing rights (see Note 4)	159	—	159

Balance of intangible assets at March 31, 2009	$481	$368	$849

6.	Long-Term Borrowings.

The Company’s long-term borrowings included the following components:

	At March 31, 2009	At December 31, 2008	At November 30, 2008
	(dollars in millions)
Senior debt	$167,473	$165,181	$148,959
Subordinated debt	4,199	4,342	4,212
Junior subordinated debentures	10,436	10,312	10,266

Total	$182,108	$179,835	$163,437

During the quarter ended March 31, 2009 and the one month period ended December 31, 2008, the Company issued notes with a carrying value aggregating approximately $17 billion and $12 billion, respectively. The

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

amount for the quarter ended March 31, 2009 included non-U.S. dollar currency notes aggregating approximately $1 billion. During the quarter ended March 31, 2009 and the one month period ended December 31, 2008, $14.4 billion and $5.7 billion of notes were repaid, respectively.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.8 years and 6.3 years as of March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009, certain of the Company’s subsidiaries were in default under third party real estate financings that are generally non-recourse (subject to limited guarantees) due to a breach of certain non-monetary covenants. Limited waivers of those covenants have been obtained from the lenders for the period effective March 31, 2009 and continuing through May 31, 2009.

Federal Deposit Insurance Corporation (“FDIC”) Temporary Liquidity Guarantee Program (“TLGP”).

As of March 31, 2009, the Company had commercial paper and long-term debt outstanding of $1.0 billion and $23.7 billion, respectively, under the TLGP. As of December 31, 2008, the Company had commercial paper and long-term debt outstanding of $6.4 billion and $9.8 billion, respectively, under the TLGP. These borrowings are senior unsecured debt obligations of the Company and guaranteed by the FDIC under the TLGP. The FDIC has concluded that the guarantee is backed by the full faith and credit of the U.S. government.

7.	Derivative Instruments and Hedging Activities.

The Company trades, makes markets and takes proprietary positions globally in listed futures, OTC swaps, forwards, options and other derivatives referencing, among other things, interest rates, currencies, investment grade and non-investment grade corporate credits, loans, bonds, U.S. and other sovereign securities, emerging market bonds and loans, credit indices, asset-backed security indices, property indices, mortgage-related and other asset-backed securities and real estate loan products. The Company uses these instruments for trading, as well as for asset and liability management.

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

The Company incurs credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the derivative contracts reported as assets. The fair value of a derivative represents the amount at which the derivative could be exchanged in an orderly transaction between market participants, and is further described in Notes 1 and 2 to the condensed consolidated financial statements.

In connection with its derivative activities, the Company may enter into master netting agreements and collateral arrangements with counterparties. These agreements provide the Company with the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at March 31, 2009. Fair value is presented in the final column net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned (1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$1,632	$2,973	$5,899	$15,478	$(11,364)	$14,618	$13,931
AA	9,414	14,799	12,273	33,627	(56,980)	13,133	11,898
A	9,269	8,577	9,868	20,057	(30,658)	17,113	14,115
BBB	5,185	4,820	3,512	8,591	(10,297)	11,811	9,925
Non-investment grade	5,793	5,743	4,792	9,457	(8,660)	17,125	13,758

Total	$31,293	$36,912	$36,344	$87,210	$(117,959)	$73,800	$63,627

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. The table does not include listed derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Credit Risk Management Department using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

Hedge Accounting.

The Company applies hedge accounting under SFAS No. 133 using various derivative financial instruments and non-U.S. dollar-denominated debt used to hedge interest rate and foreign exchange risk arising from assets and liabilities not held at fair value as part of asset liability management.

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

Fair Value Hedges—Interest Rate Risk.    The Company’s designated fair value hedges consisted primarily of interest rate swaps designated as fair value hedges of changes in the benchmark interest rate of fixed rate borrowings, including both certificates of deposit and senior long-term borrowings. The Company uses regression analysis to perform an ongoing prospective and retrospective assessment of the effectiveness of these hedging relationships (i.e., the Company applies the “long-haul” method of hedge accounting). A hedging relationship is deemed effective if the fair values of the hedging instrument (derivative) and the hedged item

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(debt liability) change inversely within a range of 80% to 125%. The Company considers the impact of valuation adjustments related to the Company’s own credit spreads and counterparty credit spreads to determine whether they would cause the hedging relationship to be ineffective.

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

Cash Flow Hedges.    The Company applies cash flow hedge accounting to interest rate swaps designated as hedges of the variability of future cash flows from floating rate liabilities due to the benchmark interest rate. The Company uses regression analysis to perform an ongoing prospective and retrospective assessment of the effectiveness of these hedging relationships. Changes in fair value of these interest rate swaps are recorded within Accumulated other comprehensive income (loss) in Shareholders’ equity, net of tax effects, to the extent they are effective. Amounts recorded to Accumulated other comprehensive income (loss) are then reclassified to Interest expense as interest on the hedged borrowings is recognized. Any ineffective portion of the change in fair value of these instruments is recorded in Interest expense. The amount of loss recorded in Accumulated other comprehensive income (loss) and reclassified to interest expense was immaterial for the quarter ended March 31, 2009.

In 2005, the Company de-designated interest rate swaps used to hedge variable rate long-term borrowings associated with a sold business and no longer accounts for them as cash flow hedges. Amounts in Accumulated other comprehensive income (loss) related to these interest rate swaps continue to be reclassified to Interest expense since the related borrowings remain outstanding.

Net Investment Hedges.    The Company utilizes forward foreign exchange contracts and non-U.S. dollar denominated debt to manage the currency exposure relating to its net investments in non-U.S. dollar functional currency operations. No hedge ineffectiveness is recognized in earnings since the notional amounts of the hedging instruments equal the portion of the investments being hedged, and, where forward contracts are used, the currencies being exchanged are the functional currencies of the parent and investee; where debt instruments are used as hedges, they are denominated in the functional currency of the investee. The gain or loss from revaluing hedges of net investments in foreign operations at the spot rate is deferred and reported within Accumulated other comprehensive income (loss) in Shareholders’ equity, net of tax effects. The forward points on the hedging instruments are recorded in Interest and dividend revenues.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table summarizes the fair value of derivative instruments designated as accounting hedges under SFAS No. 133, and the fair value of derivative instruments not designated as accounting hedges by type of derivative contract on a gross basis as of March 31, 2009. Fair values of derivative contracts in an asset position are included in Financial instruments owned—derivative and other contracts. Fair values of derivative contracts in a liability position are reflected in Financial instruments sold, not yet purchased—derivative and other contracts.

	Assets at March 31, 2009		Liabilities at March 31, 2009
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$6,569	$67,397	$99	$3,008
Foreign exchange contracts	138	3,600	107	5,881

Total derivatives designated as accounting hedges	6,707	70,997	206	8,889

Debt instruments designated as net investment hedges(1)	—	—	3,824	3,824

Total derivatives and non-derivatives designated as accounting hedges	6,707	70,997	4,030	12,713

Derivatives not designated as accounting hedges (2):
Interest rate contracts	824,223	14,109,036	795,542	14,148,490
Credit contracts	448,708	3,197,224	415,221	3,080,401
Foreign exchange contracts	75,515	1,052,183	74,089	1,002,351
Equity contracts	71,250	509,917	72,731	536,775
Commodity contracts	108,640	861,790	106,317	668,405
Other	957	17,952	2,168	20,453

Total derivatives not designated as accounting hedges	1,529,293	19,748,102	1,466,068	19,456,875

Total derivatives	$1,536,000	$19,819,099	$1,466,274	$19,465,764
Cash collateral netting	(84,275)	—	(39,610)	—
Counterparty netting	(1,372,576)	—	(1,372,576)	—

Total derivatives	$79,149	$19,819,099	$54,088	$19,465,764

(1)	The notional amount for foreign currency debt instruments designated as net investment hedges represents the principal amount at current exchange rates.
(2)	Notional amounts include net notionals related to long and short futures contracts of $251 billion and $637 billion, respectively. The variation margin on these futures contracts (excluded from the table above) of $1,859 million and $89 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the condensed consolidated statement of financial position.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for the quarter ended March 31, 2009.

Derivatives Designated as Fair Value Hedges.

Product Type	Classification of Gains or (Losses)	Amount of Gains or (Losses) Recognized in Income on Derivatives	Amount of Gains or (Losses) Recognized in Income on Borrowings
	(dollars in millions)
Interest rate contracts(1)	Interest expense	$(2,759)	$2,690

Total		$(2,759)	$2,690

(1)	A loss of $69 million was recognized in income related to hedge ineffectiveness.

Derivatives Designated as Net Investment Hedges.

Product Type	Amount of Gains or (Losses) Recognized in OCI (effective portion)(2)
(dollars in millions)
Foreign exchange contracts(1)	$230
Debt instruments	103

Total	$333

(1)	A gain of $9 million was recognized in income related to amounts excluded from hedge effectiveness testing.
(2)	No gains or (losses) were reclassified from Other comprehensive income (“OCI”) into income during the quarter ended March 31, 2009.

Derivatives Designated as Cash Flow Hedges.

The amount of losses recognized in OCI (effective portion) and the amount of losses reclassified from OCI into income on interest rate contracts was not material for the quarter ended March 31, 2009.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below summarizes gains or losses on derivative instruments not designated as accounting hedges for the quarter ended March 31, 2009:

Product Type	Amount of Gains or (Losses) Recognized in Income for the Three Months Ended March 31, 2009 (1)(2)
(dollars in millions)
Interest rate contracts	$(1,888)
Credit contracts	2,557
Foreign exchange contracts	2,415
Equity contracts	(1,240)
Commodity contracts	752
Other contracts	482

Total derivative instruments	$3,078

(1)	Gains or (losses) on derivative contracts not designated as hedges are primarily included in Principal transactions—trading.
(2)	Gains or (losses) associated with derivative contracts that have physically settled are excluded from the table above. Gains or (losses) on these contracts are reflected with the associated cash instruments, which are also included in Principal transactions—trading.

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings under SFAS No. 133. Such derivatives are classified in Long-term borrowings and had a net fair value of $293 million and a notional of $4,157 million. The Company recognized gains of $45 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter ended March 31, 2009.

As of March 31, 2009, December 31, 2008 and November 30, 2008, the amount of payables in respect of cash collateral received that was netted against derivative assets was $84.3 billion, $88.5 billion and $76.0 billion, respectively. The amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $39.6 billion, $51.0 billion and $43.2 billion, respectively. Cash collateral receivables and payables of $1.0 billion and $58 million, respectively, as of March 31, 2009, $1.3 billion and $92 million, respectively, as of December 31, 2008, and $1.7 billion and $4 million, respectively, as of November 30, 2008, were not offset against certain contracts that did not meet the SFAS No. 133 definition of a derivative.

Credit-Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral to certain counterparties in the event of a credit ratings downgrade. As of March 31, 2009, the aggregate fair value of derivative contracts that contain credit-risk-related contingent features that are in a net liability position totaled $30,402 million for which the Company has posted collateral of $24,074 million in the normal course of business. The amount of additional collateral that could be called by counterparties under the terms of collateral agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was approximately $949 million. An additional amount of approximately $1,197 million could be called in the event of a two-notch downgrade. Of these amounts, $1,445 million relates to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Credit Derivatives.

The Company enters into credit derivatives, principally through credit default swaps, under which it provides counterparties protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Company’s counterparties are banks, broker-dealers, insurance and other financial institutions, and monoline insurers. The table below summarizes certain information regarding protection sold through credit default swaps and credit-linked notes as of March 31, 2009:

	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$1,061	$2,440	$9,969	$34,736	$48,206	$3,998
AA	13,175	22,264	43,707	37,111	116,257	6,044
A	41,846	78,257	143,255	66,682	330,040	16,931
BBB	53,948	135,404	221,759	105,289	516,400	33,777
Non-investment grade	47,609	149,613	217,546	83,375	498,143	116,506

Total	157,639	387,978	636,236	327,193	1,509,046	177,256

Index and basket credit default swaps:
AAA	8,138	21,665	51,177	131,829	212,809	9,071
AA	27	4,079	19,147	4,032	27,285	2,031
A	1,188	2,001	32,613	43,703	79,505	7,100
BBB	13,477	99,614	301,610	227,307	642,008	37,742
Non-investment grade	33,331	145,113	277,518	166,018	621,980	165,684

Total	56,161	272,472	682,065	572,889	1,583,587	221,628

Total credit default swaps sold	$213,800	$660,450	$1,318,301	$900,082	$3,092,633	$398,884

Credit-linked notes(2)	$240	$310	$2,035	$2,027	$4,612	$(1,289)

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amount shown represents the fair value of the hybrid instruments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below summarizes certain information regarding protection sold through credit default swaps and credit-linked notes as of December 31, 2008:

	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$1,946	$3,593	$12,766	$37,166	$55,471	$4,438
AA	13,450	24,897	54,308	42,355	135,010	5,757
A	45,097	81,279	156,888	72,690	355,954	20,044
BBB	54,823	142,528	250,621	117,869	565,841	51,920
Non-investment grade	47,658	144,926	231,793	86,798	511,175	119,669

Total	162,974	397,223	706,376	356,878	1,623,451	201,828

Index and basket credit default swaps:
AAA	2,989	24,821	68,390	146,105	242,305	10,936
AA	1,435	5,684	4,683	8,073	19,875	1,128
A	12,986	11,289	28,885	30,757	83,917	4,069
BBB	10,914	127,933	443,710	273,851	856,408	46,282
Non-investment grade	34,497	211,359	341,364	176,557	763,777	166,474

Total	62,821	381,086	887,032	635,343	1,966,282	228,889

Total credit default swaps sold	$225,795	$778,309	$1,593,408	$992,221	$3,589,733	$430,717

Credit-linked notes(2)	$706	$610	$2,401	$2,145	$5,862	$(1,423)

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amount shown represents the fair value of the hybrid instruments.

Single Name Credit Default Swaps.    A credit default swap protects the buyer against the loss of principal on a bond or loan in case of a default by the issuer. The protection buyer pays a periodic premium (generally quarterly) over the life of the contract and is protected for the period. The Company in turn will have to perform under a credit default swap if a credit event as defined under the contract occurs. Typical credit events include bankruptcy, dissolution or insolvency of the referenced entity, failure to pay and restructuring of the obligations of the referenced entity. In order to provide an indication of the current payment status or performance risk of the credit default swaps, the external credit ratings, primarily Moody’s credit ratings, of the underlying reference entity of the credit default swaps are disclosed.

Index and Basket Credit Default Swaps.    Index and basket credit default swaps are credit default swaps that reference multiple names through underlying baskets or portfolios of single name credit default swaps. Generally, in the event of a default on one of the underlying names, the Company will have to pay a pro rata portion of the total notional amount of the credit default index or basket contract. In order to provide an indication of the current payment status or performance risk of these credit default swaps, the weighted average external credit ratings, primarily Moody’s credit ratings, of the underlying reference entities comprising the basket or index were calculated and disclosed.

The Company also enters into index and basket credit default swaps where the credit protection provided is based upon the application of tranching techniques. In tranched transactions, the credit risk of an index or basket is

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

separated into various portions of the capital structure, with different levels of subordination. The most junior tranches cover initial defaults, and once losses exceed the notional of the tranche, they are passed on to the next most senior tranche in the capital structure. As external credit ratings are not always available for tranched indices and baskets, credit ratings were determined based upon an internal methodology.

Credit Protection Sold Through CLNs.    The Company has invested in CLNs, which are hybrid instruments containing embedded derivatives, in which credit protection has been sold to the issuer of the note. If there is a credit event of a reference entity underlying the CLN, the principal balance of the note may not be repaid in full to the Company.

Purchased Credit Protection.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $2.2 trillion and $2.7 trillion as of March 31, 2009 and December 31, 2008, respectively, compared with a notional amount of approximately $2.5 trillion and $3.0 trillion, as of March 31, 2009 and December 31, 2008, respectively, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations. The Company may also purchase credit protection to economically hedge loans and lending commitments. In total, not considering whether the underlying reference obligations are identical, the Company has purchased credit protection of $3.2 trillion with a positive fair value of $432 billion compared with $3.1 trillion of credit protection sold with a negative fair value of $399 billion as of March 31, 2009. In total, not considering whether the underlying reference obligations are identical, the Company has purchased credit protection of $3.7 trillion with a positive fair value of $463 billion compared with $3.6 trillion of credit protection sold with a negative fair value of $430 billion as of December 31, 2008.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8.    Commitments, Guarantees and Contingencies.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending as of March 31, 2009 and December 31, 2008 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at March 31, 2009
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$1,152	$—	$—	$1	$1,153
Investment activities	1,050	424	159	1,071	2,704
Primary lending commitments(1)(2)	8,397	13,958	17,559	854	40,768
Secondary lending commitments(1)	32	107	89	29	257
Commitments for secured lending transactions	828	1,032	2,041	—	3,901
Forward starting reverse repurchase agreements(3)	33,126	—	—	—	33,126
Commercial and residential mortgage-related commitments(1)	2,240	—	—	—	2,240
Underwriting commitments	409	—	—	—	409
Other commitments	815	2	2	—	819

Total	$48,049	$15,523	$19,850	$1,955	$85,377

(1)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 2).
(2)	This amount includes commitments to asset-backed commercial paper conduits of $587 million as of March 31, 2009, of which $579 million have maturities of less than one year and $8 million of which have maturities of three to five years.
(3)	The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to March 31, 2009 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days, and as of March 31, 2009, $29.3 billion of the $33.1 billion settled within three business days.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Years to Maturity				Total at December 31, 2008
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$1,983	$27	$—	$7	$2,017
Investment activities	1,662	411	164	1,059	3,296
Primary lending commitments(1)(2)	10,523	12,231	19,536	1,616	43,906
Secondary lending commitments(1)	57	101	202	58	418
Commitments for secured lending transactions	1,202	1,000	1,658	15	3,875
Forward starting reverse repurchase agreements(3)	33,252	—	—	—	33,252
Commercial and residential mortgage-related commitments(1)	2,735	—	—	—	2,735
Underwriting commitments	244	—	—	—	244
Other commitments(4)	1,902	2	—	—	1,904

Total	$53,560	$13,772	$21,560	$2,755	$91,647

(1)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 2).
(2)	This amount includes commitments to asset-backed commercial paper conduits of $589 million as of December 31, 2008, of which $581 million have maturities of less than one year and $8 million of which have maturities of three to five years.
(3)	The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to December 31, 2008 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days, and as of December 31, 2008, $32.4 billion of the $33.3 billion settled within three business days.
(4)	This amount includes binding commitments to enter into margin-lending transactions of $1.1 billion as of December 31, 2008 in connection with the Company’s Institutional Securities business segment.

For further description of these commitments, refer to Note 9 to the consolidated financial statements for the fiscal year ended November 30, 2008 included in the Form 10-K.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements as of March 31, 2009:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)(2)	$213,800	$660,450	$1,318,301	$900,082	$3,092,633	$398,884	$—
Non-credit derivative contracts(1)	650,499	372,961	192,662	239,568	1,455,690	138,060	—
Standby letters of credit and other financial guarantees issued(3)	567	1,360	1,691	4,663	8,281	151	4,902
Market value guarantees	—	—	—	635	635	27	131
Liquidity facilities	3,334	780	261	46	4,421	23	4,325
General partner guarantees	28	212	30	153	423	29	—
Auction rate security guarantees	118	—	—	—	118	6	—

(1)	Carrying amount of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 7.
(2)	For further information on credit derivatives, see Note 7.
(3)	Approximately $2.0 billion of standby letters of credit are also reflected in the “Commitments” table above in primary and secondary lending commitments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements as of December 31, 2008:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)(2)	$225,795	$778,309	$1,593,408	$992,221	$3,589,733	$430,717	$—
Non-credit derivative contracts(1)	684,432	385,734	195,419	274,652	1,540,237	145,609	—
Standby letters of credit and other financial guarantees issued(3)	779	1,964	1,817	4,418	8,978	78	4,787
Market value guarantees	—	—	—	645	645	36	134
Liquidity facilities	3,152	698	188	376	4,414	25	3,741
General partner guarantees	54	198	33	150	435	29	—
Auction rate security guarantees	1,747	—	—	—	1,747	40	—

(1)	Carrying amount of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 7.
(2)	For further information on credit derivatives, see Note 7.
(3)	Approximately $2.0 billion of standby letters of credit are also reflected in the “Commitments” table above in primary and secondary lending commitments.

For further description of the above guarantee arrangements, refer to Note 9 to the consolidated financial statements for the fiscal year ended November 30, 2008 included in the Form 10-K.

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

•

Trust Preferred Securities.    The Company has established Morgan Stanley Trusts for the limited purpose of issuing trust preferred securities to third parties and lending the proceeds to the Company in exchange for junior subordinated debentures. The Company has directly guaranteed the repayment of the trust preferred securities to the holders thereof to the extent that the Company has made payments to a Morgan Stanley Trust on the junior subordinated debentures. In the event that the Company does not make

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

payments to a Morgan Stanley Trust, holders of such series of trust preferred securities would not be able to rely upon the guarantee for payment of those amounts. The Company has not recorded any liability in the condensed consolidated financial statements for these guarantees and believes that the occurrence of any events (i.e., non-performance on the part of the paying agent) that would trigger payments under these contracts is remote. See Note 11 to the consolidated financial statements for the fiscal year ended November 30, 2008 included in the Form 10-K for details on the Company’s junior subordinated debentures.

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

•

Exchange/Clearinghouse Member Guarantees.    The Company is a member of various U.S. and non-U.S. exchanges and clearinghouses that trade and clear securities and/or derivative contracts. Associated with its membership, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange or the clearinghouse. While the rules governing different exchange or clearinghouse memberships vary, in general the Company’s guarantee obligations would arise only if the exchange or clearinghouse had previously exhausted its resources. The maximum potential payout under these membership agreements cannot be estimated. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

•

Guarantees on Securitized Asset and Whole Loan Sales.    As part of the Company’s Institutional Securities securitization and related activities, the Company provides representations and warranties that certain assets transferred in securitization transactions or sold as whole loans conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and, to the extent the Company has acquired such assets from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. In many securitization transactions, some, but not all, of the original asset sellers provide the representations and warranties directly to the purchaser, and the Company makes representations and warranties only with respect to other assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of assets transferred by the Company that are subject to its representations and warranties. Since 2004, the Company has sold as whole loans residential mortgage loans with an unpaid principal balance of approximately $31 billion at the time of sale. As of March 31, 2009, the Company has provided a contingent liability of $119 million in the condensed consolidated financial statements for representations and warranties and reimbursement agreements made in connection with whole loan sales. This liability is based on the Company’s recent experience with such claims and its expectation for future claims. The Company has not provided any contingent liability in the condensed consolidated financial statements for

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

representations and warranties made in connection with securitization transactions, and it believes that the probability of any payments under those arrangements is remote.

Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At March 31, 2009, December 31, 2008 and November 30, 2008, the maximum potential amount of future payments the Company may be required to make under its surety bond was $107 million, $115 million and $114 million, respectively. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

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

Morgan Stanley.    In September 2008, the Company became a financial holding company subject to the regulation and oversight of the Fed. The Fed establishes capital requirements for the Company, including well- capitalized standards, and evaluates the Company’s compliance with such capital requirements. The OCC establishes similar capital requirements and standards for the Company’s national bank, Morgan Stanley Bank, N.A. Prior to September 2008, the Company was a consolidated supervised entity (“CSE”) as defined by the SEC and subject to SEC regulation.

As of March 31, 2009, as well as for future dates, the Company calculates its capital ratios and risk-weighted assets (“RWAs”) in accordance with the capital adequacy standards for financial holding companies adopted by the Fed. These standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. During fiscal 2008, the Company calculated capital requirements on a consolidated basis in accordance with the Revised Framework, dated June 2004 (the Basel II Accord) as interpreted by the SEC. The Basel II Accord is designed to be a risk-based capital adequacy approach, which allows for the use of internal estimates of risk components to calculate regulatory capital. In December 2007, the U.S. banking regulators published a final Basel II Accord that requires internationally active banking organizations, as well as certain of its U.S. bank subsidiaries, to implement Basel II standards over the next several years. The Company will be required to implement these Basel II standards since becoming a financial holding company in September 2008.

As of March 31, 2009, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 16.7% and total capital to RWAs of 18.2% (6% and 10% being well-capitalized for regulatory purposes, respectively). In addition financial holding companies are also subject to a Tier 1 leverage ratio (5% being well-capitalized for regulatory purposes) as defined by the Fed. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets and deferred tax assets). The adjusted average total assets are derived using weekly balances for the calendar quarter. This ratio as of March 31, 2009 was 7.1%.

During March 2009, the Fed decided to delay, until March 31, 2011, the effective date of new capital requirements for financial holding companies that were scheduled to take effect on March 31, 2009. The new capital requirements limit the aggregate amount of cumulative perpetual preferred stock, trust preferred securities

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

and minority interest in the equity accounts of most consolidated subsidiaries (collectively restricted core capital elements) included in the Tier 1 capital of financial holding companies. In addition, the new capital requirements require financial holding companies to deduct goodwill from the sum of core capital elements in calculating the amount of restricted capital that would be included in Tier 1 capital. The new rules would limit restricted core capital elements included in the Tier 1 capital of a financial holding company to 25% of the sum of core capital elements including restricted core capital elements, net of goodwill less any associated deferred tax liability. In addition, internationally active financial holding companies would be subject to further limitations by restricting the amount of restricted core capital elements, other than qualifying mandatory convertible preferred securities, included in Tier 1 capital to 15% of the sum of core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability.

The following table summarizes the capital measures for the Company at March 31, 2009 (dollars in millions):

	Balance	Ratio
Tier 1 capital	$48,085	16.7%
Total capital	52,354	18.2%
Risk-weighted assets	288,262	—
Adjusted average assets	677,856	—
Tier 1 leverage	—	7.1%

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

As of March 31, 2009, the Company’s U.S. bank operating subsidiaries meet all capital adequacy requirements to which they are subject.

As of March 31, 2009, the Company’s U.S. bank operating subsidiaries exceeded all regulatorily mandated and targeted minimum regulatory capital requirements to be well-capitalized. There are no conditions or events that management believes have changed the Company’s U.S. bank operating subsidiaries’ category.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below sets forth the U.S. bank subsidiaries capital as of March 31, 2009.

At March 31, 2009	Amount	Ratio
	(dollars in millions)
Total Capital (to RWAs):
Morgan Stanley Bank, N.A.	$7,559	16.7%
Morgan Stanley Trust	$405	29.0%

Tier I Capital (to RWAs):
Morgan Stanley Bank, N.A.	$5,998	13.3%
Morgan Stanley Trust	$405	29.0%

Leverage Ratio:
Morgan Stanley Bank, N.A.	$5,998	9.7%
Morgan Stanley Trust	$405	6.2%

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well capitalized, must maintain a capital ratio of Tier 1 capital to risk-based assets of 6%, a ratio of total capital to risk-based assets of 10%, and a ratio of Tier 1 capital to average book assets (leverage ratio) of 5%. Each U.S. depository institution subsidiary of the Company must be well capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted to financial holding companies. As of March 31, 2009, the Company’s three U.S. depository institutions maintained capital at levels in excess of the universally mandated well capitalized levels. These subsidiary depository institutions maintain capital at levels sufficiently in excess of the “well capitalized” requirements to address any additional capital needs and requirements identified by the federal banking regulators.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC, the Financial Industry Regulatory Authority and the Commodity Futures Trading Commission. MS&Co. has consistently operated in excess of these requirements. MS&Co.’s net capital totaled $11,505 million and $9,216 million at March 31, 2009 and December 31, 2008, respectively, which exceeded the amount required by $10,675 million and $8,366 million, respectively. MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIP and MSJS consistently operated in excess of their respective regulatory capital requirements.

MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of March 31, 2009, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

such that creditors of the Company should not expect to have any claims on the assets of MSDP, unless and until the obligations to its own creditors are satisfied in full. Creditors of MSDP should not expect to have any claims on the assets of the Company or any of its affiliates, other than the respective assets of MSDP.

During the second quarter of fiscal 2008, Morgan Stanley Senior Funding, Inc. (“MSSF”), which provides loans or lending commitments (including bridge financing) to selected corporate clients, transferred certain loans to Ascension Loan Vehicle, LLC (“Ascension”). MSSF and Ascension are both wholly owned subsidiaries of the Company. MSSF transferred such loans so that they could be securitized and, in turn, made eligible to be pledged with the Fed. Certain of the securitized interests in Ascension were transferred to Morgan Stanley Darica Funding, LLC (“MSDF”), a wholly owned subsidiary of the Company, during the third quarter of fiscal 2008. Ascension and MSDF, which are special purpose vehicle subsidiaries of the Company, maintain certain operating restrictions that have been reviewed by various rating agencies. Ascension and MSDF are structured as separate legal entities and operated such that creditors of the Company or any affiliate of the Company, including MSSF, but excluding Ascension and MSDF, should not reasonably expect to have any claims on the assets of Ascension and MSDF, respectively. Such assets include loans that have been sold, and participation interests that have been granted, by MSSF to Ascension in an aggregate approximate amount of $2.0 billion as of December 31, 2008 and $1.6 billion as of March 31, 2009. Such amounts may increase or decrease. Securitized interests in Ascension were transferred to MSDF in the aggregate approximate amount of $460 million during fiscal 2008 and no additional securitized interests were transferred in the one month period ended December 31, 2008 and the quarter ended March 31, 2009. Creditors of Ascension and MSDF should not reasonably expect to have any claims on the assets of the Company or any of its affiliates, including MSSF, other than the assets of Ascension and MSDF, respectively.

10.	Total Equity.

Shareholders’ Equity.

Treasury Shares.    During the quarters ended March 31, 2009 and March 31, 2008 and the one month period ended December 31, 2008, the Company did not purchase any of its common stock through the capital management share repurchase program.

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

For a more detailed summary of the Equity Units, including the junior subordinated debentures issued to support trust common and trust preferred securities and the stock purchase contracts, refer to Note 11 to the consolidated financial statements for the fiscal year ended November 30, 2008 included in the Form 10-K.

Prior to the Company’s sale to Mitsubishi UFJ Financial Group, Inc. (“MUFG”) of certain preferred stock for an aggregate purchase price of $9 billion on October 13, 2008 (“MUFG Transaction”), the impact of the Equity Units was reflected in the Company’s earnings per diluted common share using the treasury stock method, as defined by SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). There was no dilutive impact for the quarter ended March 31, 2008.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Effective October 13, 2008, as a result of the adjustment to the Equity Units due to the MUFG Transaction, the Equity Units are now deemed to be “participating securities” in accordance with EITF Issue 03-6, in that the Equity Units have the ability to participate in any dividends the Company declares on common shares above $0.27 per share during any quarterly reporting period via an increase in the number of common shares to be delivered upon settlement of the stock purchase contracts. During the first quarter of 2009, no dividends above $0.27 per share were declared.

The Equity Units do not share in any losses of the Company for purposes of calculating earnings per share. Therefore, if the Company incurs a loss in any reporting period, losses will not be allocated to the Equity Units in the earnings per share calculation.

In addition, as required by the U.S. Department of Treasury’s (the “U.S. Treasury”) Troubled Asset Relief Program (“TARP”) and Capital Purchase Program (“CPP”), the Company may not declare or pay any cash dividends on its common stock other than regular quarterly cash dividends of not more than $0.27 without the consent of the U.S. Treasury.

See Note 1 for further discussion on the two-class method and Note 11 for the dilutive impact for the quarter ended March 31, 2009.

Preferred Stock.

The Company’s preferred stock outstanding consisted of the following (dollars in millions):

	Dividend Rate (Annual)		Shares Outstanding	Liquidation Preference per Share	Convertible to Morgan Stanley Shares	Carrying Value
Series						At March 31, 2009	At December 31, 2008	At November 30, 2008
						(dollars in millions)
A	N/A	(1)	44,000	$25,000	—	$1,100	$1,100	$1,100
B	10.00%		7,839,209	1,000	310,464,033	8,100	8,100	8,100
C	10.00%		1,160,791	1,000	—	900	900	900
D	5.00	%(2)	10,000,000	1,000	—	9,108	9,068	9,055

Total						$19,208	$19,168	$19,155

(1)	The Series A Preferred Stock pays a non-cumulative dividend, as and if declared by the Board of Directors of the Company, in cash, at a rate per annum equal to the greater of (1) the three-month U.S. dollar LIBOR plus 0.70% or (2) 4%.
(2)	The Series D Preferred Stock pays a compounding cumulative dividend, in cash, at the rate of 5% per annum for the first five years, and 9% thereafter on the liquidation preference of $1,000 per share.

For further information on the Company’s preferred stock and warrant, refer to Note 11 to the consolidated financial statements for the fiscal year ended November 30, 2008 included in the Form 10-K.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

11.	Earnings per Common Share.

Basic EPS is computed by dividing income available to Morgan Stanley common shareholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. The Company calculates earnings per share using the two-class method as defined in EITF 03-6 (see Note 1) and applies FSP EITF 03-6-1. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended March 31,		One Month Ended December 31, 2008
	2009	2008
Basic EPS:
Net income (loss) applicable to Morgan Stanley	$(177)	$1,413	$(1,288)
Less: Preferred dividends (Series A Preferred Stock)	(11)	(14)	(15)
Less: Preferred dividends (Series B Preferred Stock)	(196)	—	(200)
Less: Preferred dividends (Series C Preferred Stock)	(29)	—	(30)
Less: Preferred dividends (Series D Preferred Stock)	(125)	—	(63)
Less: Amortization of issuance discount for Series D Preferred Stock	(40)	—	(13)
Less: Allocation of earnings to unvested restricted stock units(1)	—	(88)	(15)

Net income (loss) applicable to Morgan Stanley common shareholders	$(578)	$1,311	$(1,624)

Weighted average common shares outstanding	1,012	1,034	1,002

Earnings (losses) per basic common share	$(0.57)	$1.27	$(1.62)

Diluted EPS:
Net income (loss) applicable to Morgan Stanley common shareholders	$(578)	$1,311	$(1,624)

Weighted average common shares outstanding	1,012	1,034	1,002
Effect of dilutive securities:
Stock options and restricted stock units(1)	—	5	—

Weighted average common shares outstanding and common stock equivalents	1,012	1,039	1,002

Earnings (losses) per diluted common share	$(0.57)	$1.26	$(1.62)

(1)	Under FSP EITF 03-6-1, the restricted stock units participate in all of the earnings of the Company in the computation of basic EPS, and therefore, the restricted stock units are not included as incremental shares in the fully diluted calculation.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

	Three Months Ended March 31,		One Month Ended December 31, 2008
Number of Antidilutive Securities Outstanding at End of Period:	2009	2008
	(shares in millions)
Stock options	88	79	99
Restricted stock units(1)	68	70	72
Equity Units(2)	116	116	116
CPP Warrant	65	—	65
MUFG Convertible preferred stock	311	—	311

Total	648	265	663

(1)	Under FSP EITF 03-6-1, the restricted stock units participate in all of the earnings of the Company in the computation of basic EPS, and therefore, the restricted stock units are not included as incremental shares in the fully diluted calculation.
(2)	Since the CIC Equity Units participate in substantially all of the earnings of the Company (i.e., any earnings above $0.27 per quarter) in basic earnings per share (assuming a full distribution of earnings of the Company), the CIC Equity Units generally would not be included as incremental shares in the fully diluted calculation.

12.	Interest and Dividends and Interest Expense.

Details of Interest income and Interest expense were as follows (in millions):

	Three Months Ended March 31,		One Month Ended December 31, 2008
	2009	2008
Interest and dividends(1):
Financial instruments owned(2)	$1,568	$2,876	$555
Receivables from other loans	88	262	15
Interest bearing deposits with banks	113	456	19
Federal funds sold and securities purchased under agreements to resell and securities borrowed	444	4,739	382
Other	311	4,379	174

Total Interest and dividends revenues	$2,524	$12,712	$1,145

Interest expense(1):
Commercial paper and other short-term borrowings	$37	$232	$35
Deposits	150	238	53
Long-term debt	1,472	2,173	584
Securities sold under agreements to repurchase and securities loaned	463	4,510	360
Other	253	4,643	(15)

Total Interest expense	$2,375	$11,796	$1,017

Net interest and dividends revenues	$149	$916	$128

(1)	Interest income and expense and dividend income are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest and dividends are included as a component of the instrument’s fair value, interest and dividends are included within Principal transactions—trading revenues or Principal transactions—investment revenues. Otherwise, they are included within Interest and dividends income or Interest expense.
(2)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest and dividends revenues.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

13.	Other Revenues.

Details of Other revenues were as follows (in millions):

	Three Months Ended March 31,		One Month Ended December 31, 2008
	2009	2008
Morgan Stanley Wealth Management S.V., S.A.U.(1)	$—	$733	$—
Other	432	282	238

Total	$432	$1,015	$238

(1)	Amount relates to the sale of Morgan Stanley Wealth Management S.V., S.A.U. in the quarter ended March 31, 2008.

14.	Employee Benefit Plans.

The Company maintains various pension and benefit plans for eligible employees.

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

	Three Months Ended March 31,		One Month Ended December 31, 2008
	2009	2008
	(dollars in millions)
Service cost, benefits earned during the period	$32	$28	$9
Interest cost on projected benefit obligation	40	37	13
Expected return on plan assets	(30)	(33)	(10)
Net amortization of prior service costs	(3)	(2)	(1)
Net amortization of actuarial loss	11	8	—

Net periodic benefit expense	$50	$38	$11

15.	Income Taxes.

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

16.    Segment and Geographic Information.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Selected financial information for the Company’s business segments is presented below:

Three Months Ended March 31, 2009	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$1,691	$1,112	$135	$(45)	$2,893
Net interest	5	187	(63)	20	149

Net revenues	$1,696	$1,299	$72	$(25)	$3,042

Income (loss) before income taxes	$(447)	$119	$(559)	$2	$(885)
(Benefit from) provision for income taxes	(601)	46	(141)	1	(695)

Net income (loss)	$154	$73	$(418)	$1	$(190)

Net (loss) applicable to non-controlling interests	$(13)	$—	$—	$—	$(13)

Net income (loss) applicable to Morgan Stanley	$167	$73	$(418)	$1	$(177)

Three Months Ended March 31, 2008	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$4,349	$2,115	$593	$(56)	$7,001
Net interest	702	218	(19)	15	916

Net revenues	$5,051	$2,333	$574	$(41)	$7,917

Income (loss) before income taxes	$1,197	$949	$(112)	$4	$2,038
Provision for (benefit from) income taxes	288	356	(40)	2	606

Net income (loss)	$909	$593	$(72)	$2	$1,432

Net income applicable to non-controlling interests	$19	$—	$—	$—	$19

Net income (loss) applicable to Morgan Stanley	$890	$593	$(72)	$2	$1,413

One Month Ended December 31, 2008	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$(1,406)	$358	$136	$(21)	$(933)
Net interest	86	51	(15)	6	128

Net revenues	$(1,320)	$409	$121	$(15)	$(805)

(Loss) income before income taxes	$(2,018)	$118	$(110)	$1	$(2,009)
Provision for (benefit from) income taxes	(728)	45	(42)	1	(724)

Net income (loss)	$(1,290)	$73	$(68)	$—	$(1,285)

Net income applicable to non-controlling interests	$3	$—	$—	$—	$3

Net income (loss) applicable to Morgan Stanley	$(1,293)	$73	$(68)	$—	$(1,288)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Net Interest	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Three Months Ended March 31, 2009
Interest and dividends	$2,295	$226	$9	$(6)	$2,524
Interest expense	2,290	39	72	(26)	2,375

Net interest	$5	$187	$(63)	$20	$149

Three Months Ended March 31, 2008
Interest and dividends	$12,423	$294	$6	$(11)	$12,712
Interest expense	11,721	76	25	(26)	11,796

Net interest	$702	$218	$(19)	$15	$916

One Month Ended December 31, 2008
Interest and dividends	$1,069	$66	$12	$(2)	$1,145
Interest expense	983	15	27	(8)	1,017

Net interest	$86	$51	$(15)	$6	$128

Total Assets(1)	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
At March 31, 2009	$592,017	$22,923	$11,083	$626,023

At December 31, 2008	$639,866	$24,273	$12,625	$676,764

At November 30, 2008	$623,299	$22,586	$13,150	$659,035

(1)	Corporate assets have been fully allocated to the Company’s business segments.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted through European and Asian locations. The following table presents selected income statement information and the total assets of the Company’s operations by geographic area. The net revenues and total assets disclosed in the following table reflect the regional view of the Company’s consolidated net revenues and total assets, on a managed basis, based on the following methodology:

•	Institutional Securities: advisory and equity underwriting—client location, debt underwriting—revenue recording location, sales and trading—trading desk location.

•	Global Wealth Management Group: global representative coverage location.

•	Asset Management: client location, except for merchant banking business, which is based on asset location.

	Three Months Ended March 31,		One Month Ended December 31, 2008
Net revenues	2009	2008
	(dollars in millions)
Americas	$2,722	$2,561	$(610)
Europe, Middle East, and Africa	70	4,137	(240)
Asia	250	1,219	45

Total	$3,042	$7,917	$(805)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

17.    Joint Ventures.

Japan Securities Joint Venture.    On March 26, 2009, Mitsubishi UFJ Financial Group, Inc. (“MUFG”) and the Company announced that they have signed a memorandum of understanding (“MOU”) to form a securities joint venture combining Mitsubishi UFJ Securities Co., Ltd. and Morgan Stanley Japan Securities Co., Ltd.

The proposed joint venture will integrate the two firms’ Japanese securities businesses into the third largest brokerage franchise in Japan.

Upon closing, the two securities businesses will operate as a single firm, with MUFG owning a 60% stake and the Company owning a 40% stake. The joint venture will have five representative directors, comprising three from MUFG and two from the Company. The allocation of the remaining board seats will reflect the ownership structure.

Both parties will work to conclude definitive agreements regarding the joint venture with a targeted closing date prior to the end of March 2010 and the joint venture is subject to regulatory approvals and other customary closing conditions.

Morgan Stanley Smith Barney Joint Venture.    On January 13, 2009, the Company and Citigroup Inc. (“Citi”) announced they had reached a definitive agreement to combine the Company’s Global Wealth Management Group and Citi’s Smith Barney in the U.S., Quilter in the U.K., and Smith Barney Australia into a new joint venture to be called Morgan Stanley Smith Barney. Initially, the Company will own 51%, and Citi will own 49% of the joint venture, after the contribution of the respective businesses to the joint venture and the Company’s payment of $2.7 billion to Citi. The Company will appoint four directors to the joint venture’s board and Citi will appoint two directors. After year three, the Company and Citi will have various purchase and sales rights with respect to the joint venture interest. The transaction is expected to close in the third quarter of 2009 or sooner and is subject to regulatory approvals and other customary closing conditions. The Company expects to include the accounts of the joint venture in its condensed consolidated financial statements upon closing.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

18.    Transition Period Financial Information.

	One Month Ended December 31,
	2008	2007
	(dollars in millions, except share and per share data)
Income Statement Data:
Net revenues	$(805)	$3,026

Income (loss) before income taxes	$(2,009)	$954
(Benefit from) provision for income taxes	(724)	323

Net income (loss)	$(1,285)	$631

Net income (loss) applicable to non-controlling interest	$3	$5

Net income (loss) applicable to Morgan Stanley	$(1,288)	$626

Per Share Data:
Earnings (losses) per basic common share	$(1.62)	$0.58

Earnings (losses) per diluted common share	$(1.62)	$0.57

Average common shares outstanding:
Basic	1,002,058,928	1,001,916,565

Diluted	1,002,058,928	1,014,454,968

Balance Sheet Data:
Total assets	$676,764	$1,097,021
Total capital	208,008	198,210
Long-term borrowings	179,835	199,459
Total Morgan Stanley shareholders’ equity	48,753	31,777
Non-controlling interests	703	1,571
Total equity	49,456	33,348

19.    Subsequent Event.

On April 22, 2009, the Company announced a reduction in the quarterly common stock dividend rate from $0.27 per share to $0.05 per share. Additionally, due to the change in the Company’s fiscal year end to December, the Company declared a $0.016667 dividend per common share covering the period from December 1, 2008 through December 31, 2008. The total dividend of $0.066667 per common share covering the four month period from December 1, 2008 to March 31, 2009 is payable on May 15, 2009 to shareholders of record on April 30, 2009. The Company expects to enhance its capital position by an estimated annualized amount of approximately $1 billion through this reduction in the common stock dividend rate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of March 31, 2009 and December 31, 2008, the related condensed consolidated statements of income, comprehensive income, cash flows and changes in total equity for the three-month periods ended March 31, 2009 and March 31, 2008, and the related condensed consolidated statements of income, comprehensive income, cash flows and changes in total equity for the one month ended December 31, 2008. These interim financial statements are the responsibility of the management of the Company.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of November 30, 2008, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the fiscal year then ended (not presented herein) included in Morgan Stanley’s Annual Report on Form 10-K; and in our report dated January 28, 2009, which report contains an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” an explanatory paragraph relating to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” and an explanatory paragraph relating to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2008 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

As discussed in Note 1 to the condensed consolidated interim financial statements, the Company changed its fiscal year-end from November 30 to December 31 and recasted prior interim financial statements to a calendar year basis.

As discussed in Note 1 to the condensed consolidated interim financial statements, effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.”

As discussed in Note 1 and in Note 11 to the condensed consolidated interim financial statements, effective January 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”

/s/    Deloitte & Touche LLP

New York, New York

May 7, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction.

Morgan Stanley (or the “Company”) is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Global Wealth Management Group and Asset Management. The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. A summary of the activities of each of the business segments is as follows.

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

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Competition” and “Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and “Certain Factors Affecting Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (the “Form 10-K”) and the Company’s 2009 Current Reports on Form 8-K.

The Company’s results of operations for the quarters ended March 31, 2009 and March 31, 2008 (see “Change in Fiscal Year End” herein) and the one month period ended December 31, 2008 are discussed below.

Change in Fiscal Year End.

On December 16, 2008, the Board of Directors of the Company approved a change in the Company’s fiscal year end from November 30 to December 31 of each year. This change to the calendar year reporting cycle began January 1, 2009. As a result of the change, the Company had a one month transition period in December 2008. The unaudited results for the one month period ended December 31, 2008 are included in this report. The Company has also included selected unaudited results for the one month period ended December 31, 2007 for comparative purposes in Note 18 to the condensed consolidated financial statements. The audited results for the one month period ended December 31, 2008 will be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In addition, the results for the quarter ended March 31, 2009 are compared with the results of the quarter ended March 31, 2008, which have been recast on a calendar basis due to the change in the Company’s fiscal year end from November 30 to December 31.

Recent Business Developments.

Japan Securities Joint Venture.    On March 26, 2009, Mitsubishi UFJ Financial Group, Inc. (“MUFG”) and the Company announced that they have signed a memorandum of understanding (“MOU”) to form a securities joint venture combining Mitsubishi UFJ Securities Co., Ltd. and Morgan Stanley Japan Securities Co., Ltd.

The proposed joint venture will integrate the two firms’ Japanese securities businesses into the third largest brokerage franchise in Japan.

Upon closing, the two securities businesses will operate as a single firm, with MUFG owning a 60% stake and the Company owning a 40% stake. The joint venture will have five representative directors, comprising three from MUFG and two from the Company. The allocation of the remaining board seats will reflect the ownership structure.

Both parties will work to conclude definitive agreements regarding the joint venture with a targeted closing date prior to the end of March 2010 and the joint venture is subject to regulatory approvals and other customary closing conditions.

Morgan Stanley Smith Barney Joint Venture.    On January 13, 2009, the Company and Citigroup Inc. (“Citi”) announced they had reached a definitive agreement to combine the Company’s Global Wealth Management Group and Citi’s Smith Barney in the U.S., Quilter in the U.K., and Smith Barney Australia into a new joint venture to be called Morgan Stanley Smith Barney. Initially, the Company will own 51%, and Citi will own 49% of the joint venture, after the contribution of the respective businesses to the joint venture and the Company’s payment of $2.7 billion to Citi. The Company will appoint four directors to the joint venture’s board and Citi will appoint two directors. After year three, the Company and Citi will have various purchase and sales rights with respect to the joint venture interest. The transaction is expected to close in the third quarter of 2009 or sooner and is subject to regulatory approvals and other customary closing conditions.

Executive Summary.

Financial Information.

	At or for the Three Months Ended March 31,		At or for the One Month Ended December 31, 2008
	2009	2008
Net revenues (dollars in millions):
Institutional Securities	$1,696	$5,051	$(1,320)
Global Wealth Management Group	1,299	2,333	409
Asset Management	72	574	121
Intersegment Eliminations	(25)	(41)	(15)

Consolidated net revenues	$3,042	$7,917	$(805)

Consolidated net income (loss) (dollars in millions)	$(190)	$1,432	$(1,285)

Net income (loss) applicable to non-controlling interest (dollars in millions)	$(13)	$19	$3

Net income (loss) applicable to Morgan Stanley (dollars in millions):
Institutional Securities	$167	$890	$(1,293)
Global Wealth Management Group	73	593	73
Asset Management	(418)	(72)	(68)
Intersegment Eliminations	1	2	—

Net income (loss) applicable to Morgan Stanley	$(177)	$1,413	$(1,288)

(Loss) earnings applicable to Morgan Stanley common shareholders (dollars in millions)	$(578)	$1,311	$(1,624)

(Loss) earnings per basic common share(1)	$(0.57)	$1.27	$(1.62)

(Loss) earnings per diluted common share(1)	$(0.57)	$1.26	$(1.62)

Regional net revenues (dollars in millions)(2):
Americas	$2,722	$2,561	$(610)
Europe, Middle East and Africa	70	4,137	(240)
Asia	250	1,219	45

Consolidated net revenues	$3,042	$7,917	$(805)

Statistical Data.

Average common equity (dollars in billions)(3):
Institutional Securities	$20.7	24.3	$21.0
Global Wealth Management Group	1.3	1.5	1.3
Asset Management	3.4	3.6	3.4
Unallocated capital	4.2	2.5	4.9

Consolidated average common equity	$29.6	$31.9	$30.6

Return on average common equity(3):
Consolidated	N/M	18%	N/M
Institutional Securities	2%	14%	N/M
Global Wealth Management Group	20%	N/M	61%
Asset Management	N/M	N/M	N/M

Book value per common share(4)	$27.10	$29.70	$27.53
Tangible common equity(5)	$26,399	$29,212	$26,607

Statistical Data—(Continued).

	At or for the Three Months Ended March 31,		At or for the One Month Ended December 31, 2008
	2009	2008
Tangible common equity to tangible assets ratio(5)	4.2%	2.6%	3.9%
Tangible common equity to risk-weighted assets ratio(6)	9.2%	N/A	N/A
Effective income tax rate(7)	78.5%	29.7%	36.0%

Worldwide employees	44,241	46,768	46,430

Average liquidity (dollars in billions)(8):
Parent company liquidity	$61	$69	$64
Bank and other subsidiary liquidity	84	52	78

Total liquidity	$145	$121	$142

Capital ratios at March 31, 2009(9):
Total capital ratio	18.2%	N/A	N/A
Tier 1 capital ratio	16.7%	N/A	N/A
Tier 1 leverage ratio	7.1%	N/A	N/A
Consolidated assets under management or supervision by asset class (dollars in billions):
Equity(10)	$177	$307	$197
Fixed income(10)	175	244	189
Alternatives(11)	42	72	50
Private equity	4	3	4
Infrastructure	4	3	4
Real estate	24	37	34

Subtotal	426	666	478
Unit trusts	8	14	9
Other(10)	36	52	40

Total assets under management or supervision(12)	470	732	527
Share of minority interest assets(13)	5	7	6

Total	$475	$739	$533

Institutional Securities:
Pre-tax profit margin(14)	N/M	23%	N/M

Global Wealth Management Group:
Global representatives	8,148	8,271	8,356
Annualized net revenue per global representative (dollars in thousands)(15)	$630	$772	$585
Assets by client segment (dollars in billions):
$10 million or more	$148	$223	$155
$1 million to $10 million	187	258	196

Subtotal $1 million or more	335	481	351
$100,000 to $1 million	147	173	155
Less than $100,000	21	22	22

Client assets excluding corporate and other accounts	503	676	528
Corporate and other accounts	22	30	22

Total client assets	$525	$706	$550

Statistical Data—(Continued).

	At or for the Three Months Ended March 31,		At or for the One Month Ended December 31, 2008
	2009	2008
Fee-based assets as a percentage of total client assets	24%	26%	25%
Client assets per global representative (dollars in millions)(16)	$64	$85	$66
Bank deposits (dollars in billions)(17)	$47	$33	$39
Pre-tax profit margin(14)	9%	41%	29%

Asset Management:
Assets under management or supervision (dollars in billions)(18)	$356	$575	$404
Percent of fund assets in top half of Lipper rankings(19)	51%	41%	55%
Pre-tax profit margin(14)	N/M	N/M	N/M

N/M – Not Meaningful.

N/A  – Not Applicable.

(1)	For the calculation of basic and diluted EPS, see Note 11 to the condensed consolidated financial statements.
(2)	Regional net revenues reflect the regional view of the Company’s consolidated net revenues, on a managed basis, based on the following methodology:
Institutional Securities: advisory and equity underwriting—client location; debt underwriting—revenue recording location; sales and trading—trading desk location. Global Wealth Management Group: global representative location. Asset Management: client location, except for the merchant banking business, which is based on asset location.
(3)	The computation of average common equity for each business segment is based upon an economic capital framework that estimates the amount of equity capital required to support the businesses over a wide range of market environments while simultaneously satisfying regulatory, rating agency and investor requirements. The economic capital framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. The effective tax rates used in the computation of segment return on average common equity were determined on a separate entity basis.
(4)	Book value per common share equals common shareholders’ equity of $29,314 million at March 31, 2009, $32,877 million at March 31, 2008 and $29,585 million at December 31, 2008, divided by common shares outstanding of 1,082 million at March 31, 2009, 1,107 million at March 31, 2008 and 1,074 million at December 31, 2008.
(5)	Tangible common equity equals common shareholders’ equity less goodwill and net intangible assets excluding mortgage servicing rights. Tangible common equity to tangible assets ratio equals tangible common equity divided by tangible assets (total assets less goodwill and net intangible assets excluding mortgage servicing rights).
(6)	Tangible common equity to risk-weighted assets ratio equals tangible common equity divided by total risk-weighted assets of $288,262 million.
(7)	The effective tax rate for the quarter ended March 31, 2009 includes a tax benefit of $331 million, or $0.33 per diluted share, resulting from the cost of anticipated repatriation of non-U.S. earnings at lower than previously estimated tax rates. Excluding this benefit, the annual effective tax rate in the quarter ended March 31, 2009 would have been 41.1%.
(8)	For a discussion of average liquidity, see “Liquidity and Capital Resources—Liquidity Management Policies—Liquidity Reserves” herein.
(9)	For a discussion of capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
(10)	Equity and fixed income amounts include assets under management or supervision associated with the Asset Management and Global Wealth Management Group business segments. Other amounts include assets under management or supervision associated with the Global Wealth Management Group business segment.
(11)	Amounts reported for Alternatives reflect the Company’s invested equity in those funds and include a range of alternative investment products such as hedge funds, funds of hedge funds and funds of private equity funds.
(12)	Revenues and expenses associated with these assets are included in the Company’s Asset Management and Global Wealth Management Group business segments.
(13)	Amounts represent Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.
(14)	Percentages represent income before income taxes as a percentage of net revenues.
(15)	Annualized net revenue per global representative for the three month periods ended March 31, 2009 and March 31, 2008 equals Global Wealth Management Group’s net revenues (excluding the sale of Morgan Stanley Wealth Management S.V., S.A.U. for the three months ended March 31, 2008) divided by the quarterly average global representative headcount for the three month periods ended March 31, 2009 and March 31, 2008, respectively. Annualized net revenues per global representative for the one month period ended December 31, 2008 equals Global Wealth Management Group’s net revenues divided by the monthly average global representative headcount for the one month period ended December 31, 2008.
(16)	Client assets per global representative equal total period-end client assets divided by period-end global representative headcount.
(17)	Bank deposits are held at certain of the Company’s Federal Deposit Insurance Corporation (the “FDIC”) insured depository institutions for the benefit of retail clients through their accounts.
(18)	Amounts include Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.
(19)	Source: Lipper, one-year performance excluding money market funds as of March 31, 2009, March 31, 2008 and December 31, 2008, respectively.

Global Market and Economic Conditions.

The severe downturn in global market and economic conditions that occurred during 2008 continued through March 31, 2009. In the U.S, market and economic conditions remained challenged by the contraction of credit and continued to spread deeper into broader asset classes and spanned even further into global capital markets. Equity markets were adversely impacted by lower corporate earnings, the challenging conditions in the credit markets and the lingering uncertainty that froze credit markets in the fourth quarter of 2008. Economic activity in the U.S. was adversely impacted by declines in consumer spending, business investment and the downturn in the commercial and residential real estate market. The unemployment rate increased to 8.5% at March 31, 2009 from 7.2% at December 31, 2008 and 6.8% at November 30, 2008. The Federal Open Market Committee (the “FOMC”) left key interest rates at historically low levels and at March 31, 2009, the federal funds rate was 0.25% and the discount rate was 0.50%. The FOMC also announced a quantitative easing policy in which the FOMC would purchase securities with the objective of improving conditions within the credit markets by increasing the quantity of money.

In Europe, market and economic conditions continued to be challenged by adverse economic developments, including lower exports, especially in Germany. During the quarter, major European equity market indices were lower as the adverse market events that began in the U.S. spread globally and continued to impact European markets. The euro area unemployment rate increased to 8.9% at March 2009 from 8.2% at December 2008. In December 2008, the European Central Bank (“ECB”) lowered its benchmark interest rate by 0.75% to 2.50% and during the quarter it lowered its benchmark interest rate by an additional 1.00% to 1.50%. In December 2008, the Bank of England (“BOE”) lowered its benchmark interest rate by 1.00% to 2.00% and during the quarter it lowered its benchmark interest rate by an additional 1.50% to 0.50%. The BOE also announced a quantitative easing policy in which the BOE would purchase securities, including U.K. Government Gilts, with the objective of increasing the money supply. In April 2009, the ECB lowered its benchmark interest rate by 0.25% to a record low 1.25% and the BOE maintained its benchmark interest rate at 0.50%.

In Asia, economic and market conditions were also adversely impacted by the severe downturn in the global economy, the adverse developments in global credit markets and the decline in exports in both China and Japan. Despite lower exports, China’s economy continued to benefit from domestic demand for capital projects. During the quarter, equity markets in China were higher, while Japanese equity markets ended the quarter lower. The Bank of Japan (“BOJ”) also announced a quantitative easing policy in which the BOJ would purchase securities with the objective of increasing liquidity and reducing the reliance on short-term funding by providing longer term funding via Japanese government bond purchases.

Overview of the Quarter ended March 31, 2009 Financial Results.

The Company recorded a net loss applicable to Morgan Stanley of $177 million during the quarter ended March 31, 2009 compared with net income applicable to Morgan Stanley of $1,413 million in the quarter ended March 31, 2008. Net revenues (total revenues less interest expense) decreased 62% to $3,042 million in the quarter ended March 31, 2009. Non-interest expenses decreased 33% to $3,927 million from the prior year period, primarily due to lower compensation costs. Compensation and benefits expense decreased 46%, primarily reflecting lower incentive-based compensation accruals due to lower net revenues. Non-compensation expenses decreased 9% reflecting lower levels of business activity and the Company’s initiatives to reduce costs. Diluted earnings per share were $(0.57) in the quarter ended March 31, 2009 compared with $1.26 in the prior year period.

The Company’s effective tax rate for the current quarter was 78.5%. The results for the quarter ended March 31, 2009 included a tax benefit of $331 million, or $0.33 per diluted share, resulting from the cost of anticipated repatriation of non-U.S. earnings at lower than previously estimated tax rates. Excluding this benefit, the annual effective tax rate in the quarter ended March 31, 2009 would have been 41.1%, up from 29.7% a year ago. The increase in the rate primarily reflected the change in the geographic mix of earnings and the anticipated use of domestic tax credits on a full-year basis. On April 22, 2009, the Company announced a reduction in the quarterly common stock dividend rate from $0.27 per share to $0.05 per share. The Company plans to enhance capital in an estimated annual amount of approximately $1 billion by this reduction in the common stock dividend rate.

During the quarter ended March 31, 2009, the Company declared preferred stock dividends of $361 million.

The results for the quarter ended March 31, 2008 included a pre-tax gain of $708 million related to the sale of Morgan Stanley Wealth Management S.V., S.A.U. (“MSWM S.V.”).

Institutional Securities.    Institutional Securities recorded a loss before income taxes of $434 million in the quarter ended March 31, 2009 compared with income before income taxes of $1,178 million in the quarter ended March 31, 2008. Net revenues decreased 66% to $1,696 million. The decrease in net revenues primarily reflected lower equity and fixed income sales and trading results, primarily due to losses resulting from the tightening of credit spreads on the Company’s borrowings for which the fair value option was elected, lower net revenues from prime brokerage, derivative products and equity cash products, partially offset by higher net revenues from interest rate and credit products and commodities. The decrease was also due to higher net losses from limited partnership investments in real estate funds and lower results in investment banking. Non-interest expenses decreased 45% to $2,130 million, primarily due to lower compensation costs. Non-compensation expenses decreased 26%, primarily due to lower levels of business activity.

Investment banking revenues decreased 4% to $812 million from the prior year period, primarily reflecting lower revenues from equity underwriting. Advisory fees from merger, acquisition and restructuring transactions were $411 million, an increase of 2% from the comparable period of 2008 despite the challenging market environment. Equity underwriting revenues decreased 19% to $155 million in the quarter ended March 31, 2009, reflecting lower levels of market activity. Fixed income underwriting revenues decreased 2% to $246 million in the quarter ended March 31, 2009.

Equity sales and trading revenues decreased 74% to $877 million. The first quarter of 2009 reflected lower net revenues from derivative products and equity cash products, primarily reflecting reduced levels of client activity. In addition, lower average prime brokerage client balances contributed to the decline in revenues during the quarter. Equity sales and trading were also negatively impacted by approximately $0.5 billion from the tightening of the Company’s credit spreads on certain long-term and short-term borrowings accounted for at fair value. Fixed income sales and trading revenues were $1,294 million, 47% lower than the first quarter of 2008. Fixed income sales and trading were also negatively impacted by losses of approximately $1.0 billion from the tightening of the Company’s credit spreads on certain long-term and short-term borrowings that are accounted for at fair value, as compared with gains of approximately $1.0 billion in the prior year period. The decrease was partly offset by higher net revenues from interest rate and credit products and commodities. Strong results in interest rates and credit products, primarily reflecting higher levels of customer flow and market volatility, were partly offset by a significant decline in emerging markets resulting from credit exposure to certain Eastern European counterparties. Commodity revenues increased in the quarter ended March 31, 2009, primarily due to higher revenues from oil liquids, electricity and natural gas, reflecting continued market volatility and strong customer flow. The first quarter of 2009 also reflected lower losses in mortgage loan products.

In the first quarter of 2009, other sales and trading losses of $808 million primarily resulted from net mark-to-market losses of $0.4 billion on loans and lending commitments, largely related to “event driven” lending to non-investment grade companies and write-downs of $0.2 billion related to mortgage-related securities portfolios in the Company’s domestic subsidiary banks.

Principal transaction net investment losses of $791 million were recognized in the quarter ended March 31, 2009 as compared with net investment losses of $272 million in the quarter ended March 31, 2008. The losses were primarily related to net realized and unrealized losses from the Company’s limited partnership investments in real estate funds and investments that benefit certain employee deferred compensation and co-investment plans, and other principal investments.

Global Wealth Management Group.    Global Wealth Management Group recorded income before income taxes of $119 million compared with $949 million in the quarter ended March 31, 2008. Net revenues decreased 44% from the prior year period. The quarter ended March 31, 2008 included revenues of $720 million related to the sale of MSWM S.V., the Spanish onshore mass affluent wealth management business. Excluding the sale of MSWM S.V., net revenues decreased 19% from the prior year period. The decrease was primarily related to lower revenues from asset management, distribution and administration fees, lower commission revenues and lower investment banking revenues, partially offset by higher revenues from principal transactions trading activities. Investment banking revenues were lower primarily due to a decline in underwriting revenues. Commissions were lower primarily due to lower client activity. The decline in asset management revenues primarily reflected lower client asset balances in fee-based accounts. Client assets in fee-based accounts decreased 33% from the prior year period to $124 billion and decreased as a percentage of total client assets to 24% compared with 26% as of March 31, 2008. In addition, total client assets decreased to $525 billion as of March 31, 2009 from $706 billion as of March 31, 2008, primarily due to market depreciation.

Total non-interest expenses were $1,180 million, a 15% decrease from the prior year period. Compensation and benefits expense decreased 19% in the quarter ended March 31, 2009, primarily reflecting lower incentive-based compensation accruals due to lower net revenues. Excluding compensation and benefits expense, non-interest expenses decreased 1% in the quarter ended March 31, 2009, primarily due to a lower level of business activity, partially offset by integration costs for the Morgan Stanley Smith Barney joint venture.

Asset Management.    Asset Management recorded losses before income taxes of $559 million in the quarter ended March 31, 2009 compared with losses before income taxes of $112 million in the quarter ended March 31, 2008. Net revenues of $72 million decreased 87% from the prior year. The decrease in the quarter ended March 31, 2009 reflected principal transaction net investment losses of $467 million compared with losses of $239 million in the prior year period. The losses in the quarter ended March 31, 2009 primarily related to net investment losses associated with the Company’s merchant banking business, which includes the real estate, private equity and infrastructure businesses, and losses associated with certain investments for the benefit of the Company’s employee deferred compensation and co-investment plans. The decrease in the quarter ended March 31, 2009 was also due to lower asset management, distribution and administration fees, primarily due to lower fund management and administration fees reflecting a decrease in assets under management. Assets under management or supervision within Asset Management of $356 billion were down $219 billion, or 38%, from March 31, 2008, primarily reflecting decreases in equity and fixed income products resulting from market depreciation and net outflows. Non-interest expenses decreased 8% from the prior year to $631 million. Compensation and benefits expense decreased primarily due to lower net revenues and losses associated with principal investments for the benefit of the Company’s employee deferred compensation and co-investment plans. The decrease in non-interest expenses was also due to lower levels of business activity, partially offset by operating costs and an impairment charge of $131 million related to Crescent Real Estate Equities Limited Partnership (“Crescent”).

Overview of the one month period ended December 31, 2008 Financial Results

The Company recorded a net loss applicable to Morgan Stanley of $1,288 million in the one month period ended December 31, 2008 compared with net income of $665 million in the one month period ended December 31, 2007. Net revenues (total revenues less interest expense) decreased to $(805) million, primarily due to sales and trading losses in the Institutional Securities business segment. Non-interest expenses decreased 42% to $1,204 million, primarily due to lower compensation costs. Compensation and benefits expense decreased 58%, primarily reflecting lower incentive-based compensation accruals due to lower net revenues in the Institutional Securities business segment. Diluted earnings (loss) per share in the one month period ended December 31, 2008 were $(1.62) compared with $0.60 in the one month period ended December 31, 2007.

The Company’s effective tax rate from continuing operations was 36% in the one month period ended December 31, 2008 compared with 30% in the one month period ended December 31, 2007. The increase in the effective rate primarily reflected a change in the geographic mix of earnings and a lower level of earnings.

See “Institutional Securities”, “Global Wealth Management Group” and “Asset Management” herein for a description of segment results.

Certain Factors Affecting Results of Operations.

The Company’s results of operations may be materially affected by market fluctuations and by economic factors. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global nature, including political and economic conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income and credit markets, including corporate and mortgage (commercial and residential) lending; the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor sentiment and confidence in the financial markets; the Company’s reputation; the actions and initiatives of current and potential competitors; and the impact of current, pending and future legislation, regulation, and technological changes in the U.S. and worldwide. Such factors also may have an impact on the Company’s ability to achieve its strategic objectives on a global basis. For a further discussion of these and other important factors that could affect the Company’s business, see “Competition” and “Supervision and Regulation” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of the Form 10-K.

The following items significantly affected the Company’s results in the quarters ended March 31, 2009 and March 31, 2008.

Morgan Stanley Debt.    Net revenues reflected losses of approximately $1.6 billion in the quarter ended March 31, 2009 from the tightening of the Company’s credit spreads on certain long-term and short-term borrowings, including structured notes and junior subordinated debentures, that are accounted for at fair value.

In addition, in the quarter ended March 31, 2009, the Company recorded gains of approximately $250 million from repurchasing its debt in the open market and mark-to-market gains of approximately $70 million on certain swaps previously designated as hedges of a portion of the Company’s long-term debt. These swaps were no longer considered hedges once the related debt was repurchased by the Company (i.e., the swaps were “de-designated” as hedges). During the period the swaps were hedging the debt, changes in fair value of these instruments were generally offset by adjustments to the basis of the debt being hedged.

Net revenues reflected gains of approximately $1.8 billion in the quarter ended March 31, 2008 from the widening of the Company’s credit spreads on such borrowings.

Real Estate Investments.    The Company recognized losses in real estate of approximately $1.0 billion in the quarter ended March 31, 2009 that were recorded in the Institutional Securities ($0.5 billion) and Asset Management ($0.5 billion) business segments. Losses in the Institutional Securities business segment related to net realized and unrealized losses from the Company’s limited partnership investments in real estate funds and are reflected in Principal transaction net investment revenues in the consolidated statement of income. Losses in the Asset Management business segment related to net realized and unrealized losses from real estate investments in the Company’s merchant banking business and are primarily reflected in Principal transaction net investment revenues. Losses also included an impairment charge of $131 million related to Crescent, which is reflected in Other expenses in the consolidated statement of income.

The Company recognized losses on investments in real estate of approximately $150 million in the quarter ended March 31, 2008 included in the Asset Management business segment and approximately $60 million in the Institutional Securities business segment.

See “Other Matters—Real Estate-Related Positions” herein for further information.

Corporate Lending.    The results for the quarter ended March 31, 2009 included net losses of approximately $0.4 billion (negative mark-to-market valuations and realized losses of approximately $0.3 billion and net losses on related hedges of approximately $0.1 billion) associated with loans and lending commitments largely related to “event-driven” lending to non-investment grade companies.

The results for the quarter ended March 31, 2008 included net losses of approximately $1.3 billion (negative mark-to-market valuations of approximately $2.4 billion and gains on related hedges of approximately $1.1 billion) associated with loans and lending commitments largely related to certain “event-driven” lending to non-investment grade companies.

Income Tax Benefit.    The Company recognized a tax benefit of $331 million in the quarter ended March 31, 2009, or $0.33 per diluted share, resulting from the cost of anticipated repatriation of non-U.S. earnings at lower than previously estimated tax rates.

Mortgage-Related Trading.    In the quarter ended March 31, 2009, the Company recorded mortgage-related gains of approximately $0.1 billion. The $0.1 billion included gains on commercial mortgage-backed securities and commercial whole loan positions of approximately $0.6 billion, partially offset by losses on U.S. subprime mortgage proprietary trading exposures of $0.3 billion and losses on non-subprime residential mortgages of approximately $0.2 billion. See “Other Matters—Real Estate-Related Positions” herein for information relating to the Company’s mortgage-related trading exposures.

In the quarter ended March 31, 2008, the Company recorded mortgage-related losses of approximately $0.3 billion. The $0.3 billion included losses on non-subprime residential mortgages of approximately $1.0 billion, partially offset by gains on commercial mortgage-backed securities and commercial whole loan positions of approximately $0.4 billion and gains on U.S. subprime mortgage proprietary trading exposures of $0.3 billion. See “Other Matters—Real Estate-Related Positions” herein for information relating to the Company’s mortgage-related trading exposures.

Structured Investment Vehicles.    The Company recognized gains of $43 million in the quarter ended March 31, 2009 compared with losses of $69 million in the quarter ended March 31, 2008 related to securities issued by structured investment vehicles (“SIVs”) included in the Company’s condensed consolidated statements of financial condition (see “Asset Management” herein).

Monoline Insurers.    Monoline insurers (“Monolines”) provide credit enhancement to capital markets transactions. The quarter ended March 31, 2009 included gains of $12 million related to Monoline exposures as compared with losses of $880 million in the quarter ended March 31, 2008. The current credit environment continued to affect the capacity of such financial guarantors. The Company’s direct exposure to Monolines is limited to bonds that are insured by Monolines and to derivative contracts with a Monoline as counterparty. The Company’s exposure to Monolines as of March 31, 2009 consisted primarily of asset-backed securities (“ABS”) bonds of approximately $450 million in the Subsidiary Banks’ portfolio that are collateralized primarily by first and second lien subprime mortgages enhanced by financial guarantees, $2.8 billion in insured municipal bond securities and approximately $2.0 billion in net counterparty exposure (gross exposure of approximately $8.3 billion net of cumulative credit valuation adjustments of approximately $4.5 billion and net of hedges). The Company’s hedging program for Monoline risk includes the use of transactions that effectively mitigate certain market risk components of existing underlying transactions with the Monolines. Net exposure is defined as potential loss to the Company over a period of time in an event of 100% default of a monoline insurer, assuming zero recovery. The increase in the Company’s exposure to Monolines reflects positioning around the current credit environment affecting the Monolines, including taking into consideration credit spread sensitivities and recovery rates.

Sale of Subsidiary.    Results for the quarter ended March 31, 2008 included a pre-tax gain of $708 million related to the sale of MSWM S.V.

Business Segments.

Substantially all of the Company’s operating revenues and operating expenses can be directly attributed to its business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective revenues or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by the Asset Management business segment to the Global Wealth Management Group business segment associated with sales of certain products and the related compensation costs paid to the Global Wealth Management Group business segment’s global representatives. Income (loss) before income taxes recorded in Intersegment Eliminations was $2 million and $4 million in the quarters ended March 31, 2009 and March 31, 2008, respectively, and $1 million in the one month period ended December 31, 2008.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended March 31,		One Month Ended December 31, 2008
	2009	2008
	(dollars in millions)
Revenues:
Investment banking	$812	$842	$177
Principal transactions:
Trading	846	2,668	(1,685)
Investments	(791)	(272)	(158)
Commissions	512	916	129
Asset management, distribution and administration fees	26	35	8
Other	286	160	123

Total non-interest revenues	1,691	4,349	(1,406)

Interest and dividends	2,295	12,423	1,069
Interest expense	2,290	11,721	983

Net interest	5	702	86

Net revenues	1,696	5,051	(1,320)

Total non-interest expenses(1)	2,130	3,873	701

Income (loss) before income taxes(1)	(434)	1,178	(2,021)
(Benefit from) provision for income taxes	(601)	288	(728)

Net income (loss) applicable to Morgan Stanley	$167	$890	$(1,293)

(1)	Amounts include elimination of income (loss) applicable to non-controlling interests for the quarters ended March 31, 2009 and March 31, 2008 and the one month period ended December 31, 2008 of $(13) million, $19 million and $3 million, respectively.

Three Months Ended March 31, 2009 Compared with the Three Months Ended March 31, 2008

Investment Banking.    Investment banking revenues for the quarter ended March 31, 2009 decreased 4% from the comparable period of 2008, primarily reflecting lower revenues from equity underwriting. Advisory fees from merger, acquisition and restructuring transactions were $411 million, an increase of 2% from the comparable period of 2008 despite the challenging market environment. Equity underwriting revenues decreased 19% to $155 million in the quarter ended March 31, 2009, reflecting lower levels of market activity. Fixed income underwriting revenues decreased 2% to $246 million in the quarter ended March 31, 2009.

At March 31, 2009, the backlog for investment banking transactions was down compared with the fourth quarter of 2008. The backlog of investment banking transactions is subject to the risk that transactions may not be completed due to challenging or unforeseen economic and market conditions, adverse developments regarding one of the parties to the transactions, a failure to obtain required regulatory approval or a decision on the part of the parties involved not to pursue a transaction.

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

Total sales and trading revenues decreased 68% in the quarter ended March 31, 2009 from the comparable period of 2008.

Sales and trading revenues can also be analyzed as follows:

	Three Months Ended March 31,		One Month Period Ended December 31, 2008(1)
	2009(1)	2008(1)
	(dollars in millions)
Equity	$877	$3,414	$(20)
Fixed income	1,294	2,422	(2,095)
Other	(808)	(1,550)	645

Total sales and trading revenues	$1,363	$4,286	$(1,470)

(1)	Amounts include Principal transactions—trading, Commissions and Net interest revenues (expenses). Other sales and trading net revenues primarily include net losses from loans and lending commitments and related hedges associated with the Company’s lending and other corporate activities.

Equity Sales and Trading Revenues.    Equity sales and trading revenues decreased 74% to $877 million. The first quarter of 2009 reflected lower net revenues from prime brokerage, derivative products and equity cash products. Lower average prime brokerage client balances contributed to the decline in revenues during the quarter. The decrease in derivatives and equity cash products primarily reflected lower levels of client activity. Equity sales and trading revenues were also impacted by the tightening of the Company’s credit spreads on financial instruments that are accounted for at fair value, including, but not limited to, those for which the fair value option was elected pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) on December 1, 2006 (see Note 2 to the condensed consolidated financial statements). Equity sales and trading revenues reflected losses of approximately $0.5 billion in the quarter ended March 31, 2009 due to the tightening of the Company’s credit spreads resulting from the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected. The first quarter of 2008 benefited by approximately $0.8 billion due to the widening of the Company’s credit spreads on such borrowings.

In the quarters ended March 31, 2009 and March 31, 2008, equity sales and trading revenues also reflected unrealized losses related to changes in the fair value of net derivative contracts attributable to the widening of the counterparties’ credit default spreads. The Company also recorded unrealized losses in the quarter ended March 31, 2009 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s credit default swap spreads compared with unrealized gains in the quarter ended March 31, 2008. The unrealized losses and gains were immaterial in both quarters and do not reflect any gains or losses on related non-derivative hedging instruments.

Fixed Income Sales and Trading Revenues.    Fixed income sales and trading revenues were $1,294 million, 47% lower than the first quarter of 2008. The current quarter reflected losses of approximately $1.0 billion from the tightening of the Company’s credit spreads resulting from the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected. The first quarter of 2008 benefited by approximately $1.0 billion due to the widening of the Company’s credit spreads on such borrowings.

Interest rate, currency and credit products revenues increased 11% in the quarter ended March 31, 2009. The first quarter of 2009 reflected higher net revenues from interest rate and credit products and commodities. Strong results in interest rates and credit products primarily due to higher levels of customer flow and market volatility were partly offset by credit-related losses of approximately $460 million resulting from exposure to certain Eastern European counterparties. Commodity revenues increased 3% in the quarter ended March 31, 2009, primarily due to higher revenues from oil liquids and electricity and natural gas, reflecting continued market volatility and strong customer flow. The first quarter of 2009 also reflected lower losses in mortgage loan products.

In the quarter ended March 31, 2009, fixed income sales and trading revenues reflected unrealized losses of approximately $552 million related to changes in the fair value of net derivative contracts attributable to the widening of the counterparties’ credit default spreads compared with unrealized losses of $1.2 billion in the quarter ended March 31, 2008. The Company also recorded unrealized losses of approximately $341 million in the quarter ended March 31, 2009, related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s credit default swap spreads compared with unrealized gains of approximately $695 million in the quarter ended March 31, 2008. The unrealized losses and gains do not reflect any gains or losses on related non-derivative hedging instruments.

Other Sales and Trading Revenues.    Sales and trading revenues included other trading revenues, consisting primarily of certain activities associated with the Company’s corporate lending activities. In the quarter ended March 31, 2009, other sales and trading losses were $808 million compared with losses of $1,550 million in the quarter ended March 31, 2008. Included in the $808 million were net losses of approximately $0.4 billion (negative mark-to-market valuations and realized losses of approximately $0.3 billion and losses on related hedges of approximately $0.1 billion) associated with loans and lending commitments largely related to certain “event-driven” lending to non-investment grade companies. Included in the $1,550 million in the quarter ended March 31, 2008 were net losses of approximately $1.3 billion (negative mark-to-market valuations of approximately $2.4 billion and gains on related hedges of approximately $1.1 billion) associated with loans and lending commitments largely related to certain “event-driven” lending to non-investment grade companies. The results during the quarter ended March 31, 2009 also included writedowns of securities of approximately $0.2 billion in the Company’s Subsidiary Banks compared with writedowns of securities of approximately $0.3 billion in the quarter ended March 31, 2008. For further information, see “Other Matters—Real Estate-Related Positions—U.S. Subprime Mortgage-Related Exposures” herein.

Principal Transactions—Investments.    Principal transaction net investment losses of $791 million were recognized in the quarter ended March 31, 2009 as compared with net investment losses of $272 million in the quarter ended March 31, 2008. The losses in both periods were primarily related to net realized and unrealized losses from the Company’s limited partnership investments in real estate funds and investments that benefit certain employee deferred compensation and co-investment plans and other principal investments.

Other.    Other revenues increased 79% in the quarter ended March 31, 2009, primarily due to the Company’s repurchase of debt, partially offset by an impairment charge on certain loans.

Non-Interest Expenses.    Non-interest expenses decreased 45% in the quarter ended March 31, 2009, primarily due to lower compensation and benefits expense. Compensation and benefits expense decreased 56% in the quarter ended March 31, 2009, primarily reflecting lower incentive-based compensation accruals due to a challenging market environment. Excluding compensation and benefits expense, non-interest expenses decreased 26% in the quarter ended March 31, 2009, primarily due to lower levels of business activity and the Company’s initiatives to reduce costs. Occupancy and equipment expense increased 27% in the quarter ended March 31, 2009, primarily due to higher depreciation expense on property and equipment and higher costs associated with exiting certain property lease agreements. Brokerage, clearing and exchange fees decreased approximately 42%, primarily due to decreased equity and fixed income trading activity. Marketing and business development expenses decreased approximately 44%, primarily due to lower levels of business activity. Professional services expense decreased 18% in the quarter ended March 31, 2009, primarily due to lower consulting and recruiting fees. Other expenses decreased 50% in the quarter ended March 31, 2009, primarily resulting from lower levels of business activity and lower litigation costs.

One Month Ended December 31, 2008 Compared with the One Month Ended December 31, 2007

Institutional Securities recorded losses before income taxes of $2,021 million in the one month period ended December 31, 2008 compared with income before income taxes of $914 million in the one month period ended December 31, 2007. Net revenues were $(1,320) million in the one month period ended December 31, 2008 compared with $2,335 million in the one month period ended December 31, 2007. Net revenues in the one month period ended December 31, 2008 reflected sales and trading losses as compared with sales and trading revenues in the prior year period. Non-interest expenses decreased 51% to $701 million, primarily due to lower compensation and benefits expenses reflecting lower net revenues. Non-compensation expenses decreased 2%.

Investment banking revenues decreased 45% to $177 million in the one month period ended December 31, 2008 from the prior year period due to lower revenues from advisory fees and underwriting transactions, reflecting lower levels of market activity. Advisory fees from merger, acquisition and restructuring transactions were $68 million, a decrease of 58% from the prior year period. Underwriting revenues decreased 33% from the prior year period to $109 million.

Equity sales and trading losses were $20 million in the one month period ended December 31, 2008, compared with revenues of $922 million in the one month period ended December 31, 2007. Results in the one month period ended December 31, 2008 reflected lower revenues from equity cash and derivative products and prime brokerage. Equity sales and trading losses also included approximately $75 million losses from the tightening of the Company’s credit spreads on certain long-term and short-term borrowings accounted for at fair value. Fixed income sales and trading losses were $2,095 million in the one month period ended December 31, 2008 compared with revenues of $938 million in the one month period ended December 31, 2007. Results in the one month period ended December 31, 2008 reflected losses in interest rate, credit and currency products where continued dislocation in the credit markets contributed to the losses. In addition, fixed income sales and trading included approximately $175 million losses from the tightening of the Company’s credit spreads on certain long-term and short-term borrowings that are accounted for at fair value.

In the one month period ended December 31, 2008, other sales and trading gains of approximately $645 million primarily reflected mark-to-market gains on loans and lending commitments and related hedges. The one month period ended December 31, 2008 also included writedowns related to mortgage-related securities portfolios in the Company’s domestic subsidiary banks.

Principal transaction net investment losses of $158 million were recognized in the one month period ended December 31, 2008 compared with net investment gains of $25 million in the one month period ended December 31, 2007. The losses in the one month period ended December 31, 2008 were primarily related to net realized and unrealized losses from the Company’s limited partnership investments in real estate funds and investments that benefit certain employee deferred compensation and co-investment plans, and other principal investments.

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

	Three Months Ended March 31,		One Month Ended December 31, 2008
	2009	2008
	(dollars in millions)
Revenues:
Investment banking	$61	$110	$21
Principal transactions:
Trading	246	189	54
Investments	(14)	(5)	(4)
Commissions	262	355	89
Asset management, distribution and administration fees	511	691	183
Other	46	775	15

Total non-interest revenues	1,112	2,115	358

Interest and dividends	226	294	66
Interest expense	39	76	15

Net interest	187	218	51

Net revenues	1,299	2,333	409

Total non-interest expenses	1,180	1,384	291

Income before income taxes	119	949	118
Provision for income taxes	46	356	45

Net income applicable to Morgan Stanley	$73	$593	$73

Three Months Ended March 31, 2009 Compared with the Three Months Ended March 31, 2008

Investment Banking.    Investment banking revenues decreased 45% in the quarter ended March 31, 2009, primarily due to lower underwriting activity across fixed income, equity and unit trust products.

Principal Transactions—Trading.    Principal transaction trading revenues increased 30% in the quarter ended March 31, 2009, primarily due to higher revenues from municipal and corporate fixed income securities, partially offset by lower revenues from government securities and derivative products.

Principal Transactions—Investments.    Principal transaction net investment losses were $14 million in the quarter ended March 31, 2009 compared with net investment losses of $5 million in the quarter ended March 31, 2008. The results in both periods primarily reflected net losses associated with investments that benefit certain employee deferred compensation plans.

Commissions.    Commission revenues decreased 26% in the quarter ended March 31, 2009, reflecting lower client activity.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees decreased 26% in the quarter ended March 31, 2009, primarily due to lower client asset balances in fee-based accounts.

Client assets in fee-based accounts decreased 33% to $124 billion as of March 31, 2009 and represented 24% of total client assets compared with 26% as of March 31, 2008.

Total client asset balances decreased to $525 billion as of March 31, 2009 from $706 billion as of March 31, 2008, primarily due to asset depreciation. Client asset balances in households with assets greater than $1 million decreased to $335 billion as of March 31, 2009 from $481 billion at March 31, 2008.

Other.    Other revenues were $46 million in the quarter ended March 31, 2009 compared with $775 million in the quarter ended March 31, 2008. The quarter ended March 31, 2008 included $733 million related to the sale of MSWM S.V., the Spanish onshore mass affluent wealth management business.

Net Interest.    Net interest revenues decreased 14% in the quarter ended March 31, 2009, primarily reflecting a decline in customer margin loan balances, partially offset by increased customer account balances in the bank deposit program. Balances in the bank deposit program rose to $46.8 billion as of March 31, 2009 from $33.4 billion as of March 31, 2008.

Non-Interest Expenses.    Non-interest expenses decreased 15% in the quarter ended March 31, 2009, primarily reflecting a decrease in compensation and benefits expense. The current quarter included integration costs of approximately $39 million for the Morgan Stanley Smith Barney joint venture. Compensation and benefits expense decreased 19% in the quarter ended March 31, 2009, primarily reflecting lower incentive-based compensation accruals due to lower net revenues. Excluding compensation and benefits expense, non-interest expenses decreased 1% in the quarter ended March 31, 2009. Marketing and business development expense decreased 18% in the quarter ended March 31, 2009, primarily due to lower levels of business activity. Professional services expense increased 17% in the quarter ended March 31, 2009, primarily due to costs for the Morgan Stanley Smith Barney joint venture. Other expenses decreased 8% in the quarter ended March 31, 2009, primarily resulting from a lower level of business activity, partially offset by higher FDIC insurance premiums related to the bank deposit program.

One Month Ended December 31, 2008 Compared with the One Month Ended December 31, 2007

Global Wealth Management Group recorded income before income taxes of $118 million in the one month period ended December 31, 2008 compared with $103 million in the one month period ended December 31, 2007. The one month period ended December 31, 2008 included a reversal of a portion of the accrual of approximately $70 million related to the auction rate securities (“ARS”) repurchase program. Net revenues were $409 million, a 24% decrease over a year ago, primarily related to lower asset management, distribution and administration fees, lower commissions and lower investment banking fees. Client assets in fee-based accounts decreased 31% from a year ago to $138 billion and decreased as a percentage of total client assets to 25% from last year’s 27%. In addition, total client assets decreased to $550 billion, down 27% from December 31, 2007, primarily due to weakened market conditions.

Total non-interest expenses were $291 million in the one month period ended December 31, 2008, a 34% decrease from the prior period. Compensation and benefits expenses were $247 million, a 21% decrease from the prior year period, primarily reflecting lower revenues. Non-compensation costs decreased 65%, primarily due to a reversal of a portion of the accrual of approximately $70 million related to the ARS repurchase program.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended March 31,		One Month Ended December 31, 2008
	2009	2008
	(dollars in millions)
Revenues:
Investment banking	$13	$26	$3
Principal transactions:
Trading	(1)	(62)	(82)
Investments	(467)	(239)	(43)
Commissions	2	4	1
Asset management, distribution and administration fees	487	790	157
Other	101	74	100

Total non-interest revenues	135	593	136

Interest and dividends	9	6	12
Interest expense	72	25	27

Net interest	(63)	(19)	(15)

Net revenues	72	574	121

Total non-interest expenses	631	686	231

Loss before income taxes	(559)	(112)	(110)
Benefit from income taxes	(141)	(40)	(42)

Net loss applicable from Morgan Stanley	$(418)	$(72)	$(68)

Three Months Ended March 31, 2009 Compared with the Three Months Ended March 31, 2008

Investment Banking.    Investment banking revenues decreased 50% in the quarter ended March 31, 2009 compared with the quarter ended March 31, 2008, primarily reflecting lower revenues from real estate products.

Principal Transactions—Trading.    In the quarter ended March 31, 2009, the Company recognized a loss of $1 million compared with a loss of $62 million in the quarter ended March 31, 2008. Trading results in the quarter ended March 31, 2009 reflected gains of $43 million related to SIVs held on the Company’s condensed consolidated statements of financial condition compared with losses of $69 million a year ago. The gain of $43 million in the first quarter ended March 31, 2009 was primarily offset by net losses from hedges on certain investments and long-term debt.

SIVs are unconsolidated entities that issue various capital notes and debt instruments to fund the purchase of assets. While the Company does not sponsor or serve as asset manager to any unconsolidated SIVs, the Company does serve as investment advisor to certain unconsolidated money market funds (“Funds”) that have investments in securities issued by SIVs. In the second half of 2007 and during 2008, widespread illiquidity in the commercial paper markets led to market value declines and rating agency downgrades of many securities issued by SIVs, some of which were held by the Funds. As a result, the Company purchased at amortized cost approximately $1.1 billion of such securities during 2007 and 2008, of which $51 million were purchased in the quarter ended March 31, 2008. The carrying value of the purchased securities still held by the Company as of March 31, 2009 was $123 million. Such positions are reflected at fair value and are presented in Financial instruments owned—Corporate and other debt in the condensed consolidated statements of financial condition. The Funds no longer have investments in securities issued by SIVs as of March 31, 2009 compared with $3.2 billion as of March 31, 2008. The Company has no obligation to purchase any additional securities from the Funds in the future.

Principal Transactions—Investments.    Principal transaction net investment losses of $467 million were recognized in the quarter ended March 31, 2009 as compared with losses of $239 million in the quarter ended March 31, 2008. The results in both periods were primarily related to net investment losses associated with the Company’s merchant banking business, including real estate and private equity investments, and losses associated with certain investments for the benefit of the Company’s employee deferred compensation and co-investment plans. The prior year period included net investment losses associated with the Company’s real estate products, including those associated with deferred compensation and co-investment plans and alternative investments, partially offset by investment gains in the Company’s private equity portfolio.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees decreased 38% in the quarter ended March 31, 2009 compared with the quarter ended March 31, 2008. The decrease in the quarter primarily reflected lower fund management and administration fees reflecting a decrease in assets under management.

Asset Management’s period-end and average assets under management or supervision were as follows:

	At March 31,		At December 31, 2008	Average for the Three Months Ended March 31,		Average for the One Month Ended December 31, 2008
	2009	2008		2009	2008
	(dollars in billions)
Assets under management or supervision by distribution channel:
Morgan Stanley Retail and Intermediary	$41	$74	$45	$42	$76	$46
Van Kampen Retail and Intermediary	77	133	85	79	139	85
Retail money markets	25	35	29	27	33	29

Total Americas Retail	143	242	159	148	248	160
U.S. Institutional	74	123	89	81	124	89
Institutional money markets	47	77	53	51	73	53
Non-U.S.	87	126	97	90	128	94

Total assets under management or supervision	351	568	398	370	573	396
Share of minority interest assets(1)	5	7	6	6	7	6

Total	$356	$575	$404	$376	$580	$402

Assets under management or supervision by asset class:
Equity	$125	$226	$139	$127	$239	$137
Fixed income	144	213	158	152	208	159
Alternatives(2)	42	72	50	44	69	49
Unit trust	8	14	9	8	14	9

Total core asset management	319	525	356	331	530	354

Private equity	4	3	4	4	3	4
Infrastructure	4	3	4	4	3	4
Real estate	24	37	34	31	37	34

Total merchant banking	32	43	42	39	43	42

Total assets under management or supervision	351	568	398	370	573	396
Share of minority interest assets(1)	5	7	6	6	7	6

Total	$356	$575	$404	$376	$580	$402

(1)	Amounts represent Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.
(2)	The alternatives asset class includes a range of investment products such as hedge funds, funds of hedge funds and funds of private equity funds.

Activity in Asset Management’s assets under management or supervision for the quarters ended March 31, 2009 and March 31, 2008 and the one month period ended December 31, 2008 were as follows:

	Three Months Ended March 31,		One Month Ended December 31, 2008
	2009	2008
	(dollars in millions)
Balance at beginning of period	$404	$590	$399
Net flows by distribution channel:
Morgan Stanley Retail and Intermediary	(2)	—	(1)
Van Kampen Retail and Intermediary	(2)	(3)	(1)
Retail money markets	(5)	3	(1)

Total Americas Retail	(9)	—	(3)
U.S. Institutional	(4)	2	(3)
Institutional money markets	(5)	9	1
Non-U.S.	(3)	—	1

Total net flows	(21)	11	(4)
Net market (depreciation)/appreciation	(26)	(26)	9

Total net (decrease)/increase	(47)	(15)	5
Net decrease in share of minority interest assets(1)	(1)	—	—

Balance at end of period	$356	$575	$404

(1)	Amount represents Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.

Net flows in the quarter ended March 31, 2009 were associated with negative outflows across all distribution channels partially reflecting a high level of customer outflows that was experienced within the industry. The Company’s decline in assets under management included net customer outflows of $86.3 billion since March 31, 2008, primarily in the Company’s money market and long-term fixed income funds.

Other.    Other revenues increased 36% in the quarter ended March 31, 2009 compared with the quarter ended March 31, 2008. The results in the quarter ended March 31, 2009 were primarily due to revenues associated with Crescent. Other revenues also included a $39 million impairment on certain equity method investments owned by Crescent. See “Other Matters—Real Estate-Related Positions—Real Estate Analysis” herein for further discussion. The results in the quarter ended March 31, 2008 included higher revenues associated with Lansdowne Partners, a London-based investment manager in which the Company has a minority interest.

Non-Interest Expenses.    Non-interest expenses decreased 8% in the quarter ended March 31, 2009, primarily reflecting a decrease in compensation and benefits expense, partially offset by higher operating costs and an impairment charge of $131 million associated with Crescent. Compensation and benefits expense decreased 55% in the quarter ended March 31, 2009, primarily reflecting lower net revenues, including losses associated with principal investments for the benefit of the Company’s employee deferred compensation and co-investment plans. Excluding compensation and benefits expense, non-interest expenses increased 37% in the quarter ended March 31, 2009. Brokerage, clearing and exchange fees decreased 50% in the quarter ended March 31, 2009, primarily due to lower fee sharing expenses. Marketing and business development expense decreased 50% in the quarter ended March 31, 2009, primarily due to lower levels of business activity. Professional services expense decreased 16% in the quarter ended March 31, 2009, primarily due to lower sub-advisory fees, sub-transfer agent fees and consulting fees. Other expenses increased by $222 million to $271 million, primarily due to Crescent operating costs and the $131 million impairment charge noted above.

One Month Ended December 31, 2008 Compared with the One Month Ended December 31, 2007

Asset Management recorded losses before income taxes of $110 million in the one month period ended December 31, 2008 compared with losses before income taxes of $68 million in the one month period ended December 31, 2007. Net revenues of $121 million decreased 26% from the prior period. The decrease in the one month period ended December 31, 2008 primarily reflected lower asset management, distribution and administration fees of $138 million, partially offset by Crescent operating revenue of $96 million and lower losses related to securities issued by SIVs of $84 million, compared with $119 million in the one month period ended December 31, 2007. Assets under management or supervision within Asset Management of $404 billion were down $186 billion, or 31%, from $590 billion as of December 31, 2007, primarily reflecting decreases in equity and fixed income products resulting from market depreciation and net outflows. Non-interest expenses decreased $1 million to $231 million primarily due to lower compensation and benefits expense, partially offset by expenses related to Crescent. Compensation and benefits expense decreased 48% primarily reflecting lower revenues and reduced headcount.

Other Matters.

The following matters are discussed in the Company’s notes to the condensed consolidated financial statements. For further information on these matters, please see the applicable note:

Note

Accounting Developments:

Dividends on Share-Based Payment Awards	1

Transfers of Financial Assets and Repurchase Financing Transactions	1

Determination of the Useful Life of Intangible Assets	1

Instruments Indexed to an Entity’s Own Stock	1

Transfers of Financial Assets and Extinguishment of Liabilities and Consolidation of Variable Interest Entities	1

Disclosures about Postretirement Benefit Plan Assets	1

Guidance and Disclosures on Fair Value Measurements	1

Income Taxes	15

Joint Ventures	17

Real Estate-Related Positions.

Overview.    The Company has real estate exposure to:

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

See “Management’s Discussion and Analysis of Financing Condition and Results of Operations—Other Matters—Real Estate-Related Positions” in Part II, Item 7 of the Form 10-K for further information.

The following tables provide a summary of the Company’s non-subprime residential, commercial and U.S. subprime mortgage-related exposures as of and for the quarter ended March 31, 2009 and as of and for the one month period ended December 31, 2008. The Company utilizes various methods of evaluating risk in its trading and other portfolios, including monitoring its Net Exposure. Net Exposure is defined as potential loss to the Company over a period of time in an event of 100% default of the referenced loan, assuming zero recovery. Positive net exposure amounts indicate potential loss (long position) in a default scenario. Negative net exposure amounts indicate potential gain (short position) in a default scenario. Net Exposure does not take into consideration the risk of counterparty default such that actual losses could exceed the amount of Net Exposure. See “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part II, Item 7A of the Form 10-K for a further description of how credit risk is monitored. For a further discussion of the Company’s risk management policies and procedures see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

Non-subprime Residential Mortgage-Related Exposures.

	Statement of Financial Condition March 31, 2009(1)	Statement of Financial Condition December 31, 2008(1)	Profit and (Loss) Three Months Ended March 31, 2009	Profit and (Loss) One Month Ended December 31, 2008	Net Exposure March 31, 2009(2)	Net Exposure December 31, 2008(2)
	(dollars in billions)
Residential loans(3)	$2.6	$2.7	$(0.1)	$0.1	$2.6	$2.7
RMBS bonds(3)	1.8	2.5	—	—	1.8	2.5
RMBS-backed warehouse lines	0.1	0.1	—	—	0.1	0.1
RMBS swaps(4)	0.3	—	(0.1)	—	(0.5)	(0.4)
Other secured financings(5)	0.9	1.4	—	—	—	—

Total residential non-subprime	$5.7	$6.7	$(0.2)	$0.1	$4.0	$4.9

(1)	Statement of financial condition amounts are presented on a net asset/liability basis and do not take into account any netting of cash collateral against these positions. As of March 31, 2009, the $5.7 billion is reflected in the Company’s condensed consolidated statement of financial condition: Financial instruments owned of $5.7 billion. As of December 31, 2008, the $6.7 billion is reflected in the Company’s condensed consolidated statement of financial condition as Financial instruments owned of $7.0 billion and Financial instruments sold, not yet purchased of $0.3 billion.
(2)	Regional distribution of Net Exposure was 52% U.S., 35% Europe and 13% Asia as of March 31, 2009 and 51% U.S., 37% Europe and 12% Asia as of December 31, 2008.
(3)	Gross and net exposure on residential loans and RMBS bonds was split 50% and 52% Alt-A/near prime and 50% and 48% prime underlying collateral, respectively. Gross and net exposure of U.S. Alt-A residential loans and bonds was $1.2 billion and $1.6 billion as of March 31, 2009 and December 31, 2008, respectively.
(4)	Amounts represent both hedges and directional positioning. These positions included credit default and super senior CDO swaps.
(5)	Amounts represent assets recorded under certain provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities,” that function as collateral for an offsetting amount of non-recourse debt to third parties. Any retained interests in these transactions are reflected in RMBS bonds.

Commercial Mortgage-Related Exposures.

	Statement of Financial Condition March 31, 2009(1)	Statement of Financial Condition December 31, 2008(1)	Profit and (Loss) Three Months Ended March 31, 2009	Profit and (Loss) One Month Ended December 31, 2008	Net Exposure March 31, 2009	Net Exposure December 31, 2008
	(dollars in billions)
CMBS bonds	$3.7	$4.3	$(0.5)	$0.1	$3.7	$4.3
CMBS-backed warehouse lines(2)	1.0	1.3	(0.1)	—	1.4	1.8
Commercial loans(2)(3)	2.9	3.3	(0.3)	0.1	3.1	3.6
CMBS swaps(4)	7.1	4.7	1.5	(0.4)	(4.2)	(6.3)
Other secured financings(5)	3.3	4.5	—	—	—	—

Total CMBS/Commercial whole loan exposure(6)	$18.0	$18.1	$0.6	$(0.2)	$4.0	$3.4

(1)	Statement of financial condition amounts are presented on a net asset/liability basis and do not take into account any netting of cash collateral against these positions. As of March 31, 2009, the $18.0 billion is reflected in the Company’s condensed consolidated statement of financial condition: Financial instruments owned of $21.0 billion, Receivables: Other Loans of $1.0 billion and Financial instruments sold, not yet purchased of $4.0 billion. As of December 31, 2008, the $18.1 billion is reflected in the Company’s condensed consolidated statement of financial condition as follows: Financial instruments owned of $26.4 billion, Receivables: Other Loans of $1.3 billion and Financial instruments sold, not yet purchased of $9.6 billion.
(2)	Amounts include unfunded loan commitments.
(3)	Composition of commercial loans was 68% senior and 32% mezzanine as of March 31, 2009 and 66% senior and 34% mezzanine as of December 31, 2008.
(4)	Amounts represent both hedges and directional positioning. Amounts include credit default, super senior CDOs, index and total rate-of-return swaps.
(5)	Amounts represent assets recorded under certain provisions of SFAS No. 140 and FIN 46R that function as collateral for an offsetting amount of non-recourse debt to third parties. Any retained interests in these transactions are reflected in CMBS bonds.
(6)	Regional distribution of Net Exposure of the long positions (i.e., CMBS bonds, commercial loans and warehouse lines) was 56% U.S., 20% Europe and 24% Asia as of March 31, 2009 and 56% U.S., 20% Europe and 24% Asia as of December 31, 2008.

U.S. Subprime Mortgage-Related Exposures.

	Statement of Financial Condition March 31, 2009(1)	Statement of Financial Condition December 31, 2008(1)	Profit and (Loss) Three Months Ended March 31, 2009	Profit and (Loss) One Month Ended December 31, 2008	Net Exposure March 31, 2009	Net Exposure December 31, 2008
	(dollars in billions)
ABS CDO super senior mezzanine	$(0.9)	$(3.4)	$(0.1)	$—	$—	$(0.1)
ABS bonds(2)	2.4	3.4	(0.2)	(0.1)	2.4	3.4
ABS loans	0.1	0.2	—	—	0.1	0.2
ABS swaps(3)	8.9	11.3	—	(0.2)	(1.4)	(1.6)

Total ABS subprime exposure	$10.5	$11.5	$(0.3)	$(0.3)	$1.1	$1.9

(1)	Statement of financial condition amounts are presented on a net asset/liability basis and do not take into account any netting of cash collateral against these positions. In addition, these amounts reflect counterparty netting to the extent that there are positions with the same counterparty that are subprime-related; they do not reflect any counterparty netting to the extent that there are positions with the same counterparty that are not subprime related. As of March 31, 2009, the $10.5 billion is reflected in the Company’s condensed consolidated statement of financial condition as follows: Financial instruments owned of $19.5 billion and Financial instruments sold, not yet purchased of $9.0 billion. As of December 31, 2008, the $11.5 billion is reflected in the Company’s condensed consolidated statement of financial condition: Financial instruments owned of $20.4 billion and Financial instruments sold, not yet purchased of $8.9 billion.

(2)	Includes subprime securities held by the investment portfolios of Morgan Stanley Bank N.A. and Morgan Stanley Trust FSB (collectively, the “Subsidiary Banks”). The securities in the Subsidiary Banks’ portfolios are part of the Company’s overall Treasury liquidity management portfolio. The market value of the Subsidiary Banks’ subprime-related securities, most of which are investment grade-rated residential mortgage-backed securities, was $1.8 billion at March 31, 2009 and $2.5 billion at December 31, 2008. For the three months ended March 31, 2009, these positions incurred losses of $0.3 billion. For the one month period ended December 31, 2008, these positions incurred losses of $85 million.
(3)	Amounts represent both hedges and directional positioning. These positions include ABS and ABS CDO credit default swaps.

Real Estate Analysis.

Real Estate Investor Funds.    The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner.

Crescent and Other Consolidated Interests.    The assets of Crescent primarily include office buildings, investments in resorts and residential developments in select markets across the U.S. (the “Crescent properties”). The Company will continue to evaluate the Crescent properties and position them for sale as opportunities arise. The Company also holds other consolidated interests related to private equity investments.

Real Estate Investments.    The Company’s real estate investments as of March 31, 2009 and as of December 31, 2008 are shown below. Such amounts exclude investments that benefit certain employee deferred compensation and co-investment plans.

	Statement of Financial Condition March 31, 2009	Statement of Financial Condition December 31, 2008	Loss Three Months Ended March 31, 2009	Loss One Month Ended December 31, 2008

	(dollars in billions)
Crescent and other consolidated interests(1)(2)(3)	$3.7	$3.8	$(0.3)	$—
Real estate funds	1.0	1.0	(0.6)	(0.1)
Real estate bridge financing	0.1	0.2	(0.1)	—
Infrastructure fund	0.1	0.1	—	—

Total(4)	$4.9	$5.1	$(1.0)	$(0.1)

(1)	Represents gross investment assets of consolidated subsidiaries which are subject to non-recourse debt of $2.5 billion provided by third party lenders.
(2)	Consolidated statement of income amounts directly related to investments held by consolidated subsidiaries are condensed in this presentation and include principal transactions, net operating revenues and expenses and impairment charges.
(3)	As of March 31, 2009, certain of the Company’s subsidiaries were in default under third party real estate financings that are generally non-recourse (subject to limited guarantees) due to a breach of certain non-monetary covenants. Limited waivers of those covenants have been obtained from the lenders for the period effective March 31, 2009 and continuing through May 31, 2009.
(4)	The Company has contractual capital commitments, guarantees and counterparty arrangements with respect to these investments of $1.9 billion as of March 31, 2009. Additionally, the terms of an unsecured operating capital facility of $0.2 billion is being discussed with one of the Funds.

Critical Accounting Policies.

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the Company to make estimates and assumptions (see Note 1 to the condensed consolidated financial statements). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements for the fiscal year ended November 30, 2008 in the Form 10-K), the following involve a higher degree of judgment and complexity.

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

In determining fair value, the Company uses various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels, wherein Level 1 uses observable prices in active markets, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and therefore require the greatest use of judgment. In periods of market dislocation, such as those experienced in the first quarter of 2009, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3. In addition, a continued downturn in market conditions could lead to further declines in the valuation of many instruments. For further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Notes 1 and 2 to the condensed consolidated financial statements.

The Company’s Level 3 assets before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $67.4 billion, $83.6 billion and $86.4 billion as of March 31, 2009, December 31, 2008 and November 30, 2008, respectively, and represented approximately 25%, 29% and 30% as of March 31, 2009, December 31, 2008 and November 30, 2008, respectively, of the assets measured at fair value (11%, 12% and 13% of total assets as of March 31, 2009, December 31, 2008 and November 30, 2008, respectively). Level 3 liabilities before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $21.4 billion, $29.8 billion and $28.4 billion as of March 31, 2009, December 31, 2008 and November 30, 2008, respectively, and represented approximately 13%, 17% and 16%, respectively, of the Company’s liabilities measured at fair value.

During the quarter ended March 31, 2009, the Company reclassified approximately $2.3 billion of certain Corporate and other debt from Level 2 to Level 3. The reclassifications were primarily related to asset-backed securities and certain corporate loans. The reclassifications were due to a reduction in market price quotations for these or comparable instruments, or a lack of available broker quotes, such that unobservable inputs had to be utilized for the fair value measurement of these instruments. These unobservable inputs include, depending upon the position, assumptions to establish comparability to bonds, loans or swaps with observable price/spread levels, default recovery rates, forecasted credit losses and prepayment rates. During the quarter ended March 31, 2009, the Company reclassified approximately $2.7 billion of certain Corporate and other debt from Level 3 to Level 2. These reclassifications primarily related to commercial mortgage-backed securities, subprime CDO and other subprime ABS securities. Their fair value was highly correlated with similar instruments in an observable market and, due to market deterioration, unobservable inputs were no longer deemed significant to the fair value measurement. In addition, corporate loans were reclassified as more liquidity re-entered the market and external prices and spread inputs for these instruments became observable. During the quarter ended March 31, 2009 and the one month period ended December 31, 2008, the Company reclassified approximately $9.6 billion and $3.0 billion, respectively, of certain Derivatives and other contracts from Level 3 to Level 2. The reclassifications of certain Derivatives and other contracts in both periods were primarily related to single name, mortgage-related and tranche-indexed credit default swaps. Unobservable Level 3 inputs for these derivative contracts were no longer deemed significant to the fair value measurement due to market deterioration.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis.    Certain of the Company’s assets were measured at fair value on a non-recurring basis. The Company incurs impairment charges for any writedowns of these assets to fair value. A continued downturn in market conditions could result in impairment charges in future periods.

For assets and liabilities measured at fair value on a non-recurring basis, fair value is determined by using various valuation approaches. The same hierarchy as described above, which maximizes the use of observable inputs and minimizes the use of unobservable inputs, by generally requiring that the observable inputs be used when available, is used in measuring fair value for these items.

For further information on financial assets and liabilities that are measured at fair value on a recurring and non-recurring basis, see Note 2 to the condensed consolidated financial statements.

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

See Notes 8 and 15 to the condensed consolidated financial statements for additional information on legal proceedings and tax examinations.

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

The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial instruments. The Company’s involvement with SPEs is discussed further in Note 4 to the condensed consolidated financial statements.

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

In addition, the Company serves as an investment advisor to unconsolidated money market and other funds.

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

During the fourth quarter of fiscal 2008 the Company became a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and gained additional access to various government lending programs and facilities including the Commercial Paper Funding Facility (“CPFF”), the Temporary Liquidity Guarantee Program (“TLGP”), the Term Securities Lending Facility (“TSLF”) and the Primary Dealer Credit Facility (“PDCF”) (for a further discussion about these lending programs and facilities, see “Funding Management Policies-Secured Financing” herein). During the quarter ended March 31, 2009 and the one month period ended December 31, 2008, the Company continued to access the debt markets through some of the government lending programs and facilities.

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

The Company’s total assets decreased to $626,023 million as of March 31, 2009, from $676,764 million as of December 31, 2008. The decrease was primarily due to decreases in interest bearing deposits with banks and financial instruments owned—derivative contracts, corporate equities and corporate and other debt.

The Company’s total assets increased to $676,764 million as of December 31, 2008, from $659,035 million as of November 30, 2008. The increase was primarily due to increases in securities purchased under agreements to resell, securities borrowed and financial instruments owned—U.S. government and agency securities and corporate equities, partially offset by decreases in financial instruments owned—derivative and other contracts.

Within the sales and trading related assets and liabilities are transactions attributable to securities financing activities. As of March 31, 2009, securities financing assets and liabilities were $269 billion and $204 billion, respectively. As of December 31, 2008, securities financing assets and liabilities were $269 billion and $236 billion, respectively. Securities financing transactions include repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received, customer receivables/payables and related segregated customer cash.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer owned securities, and customer cash, which is segregated, according to regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage clients. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets was $7 billion and $5 billion as of March 31, 2009 and December 31, 2008, respectively, recorded under certain provisions of SFAS No. 140 which represented equal and offsetting assets and liabilities for fully collateralized non-cash loan transactions.

The Company uses the balance sheet leverage ratio, tangible common equity (“TCE”) to tangible asset ratio, TCE to risk weighted assets ratio, the Tier 1 leverage ratio and risk based capital ratios (see “Regulatory Requirements” herein) as indicators of capital adequacy when viewed in the context of the Company’s overall liquidity and capital policies.

The following table sets forth the Company’s total assets and leverage ratios as of March 31, 2009, December 31, 2008 and November 30, 2008 and for average balances during the quarter ended March 31, 2009:

	Balance at			Average Balance(1)
	(dollars in millions, except ratio data)
	March 31, 2009	December 31, 2008	November 30, 2008	For the Three Months Ended March 31, 2009
Total assets	$626,023	$676,764	$659,035	$685,943
Less: Goodwill and net intangible assets(2)	(2,916)	(2,978)	(2,970)	(2,944)

Tangible assets	$623,107	$673,786	$656,065	$682,999

Common equity	$29,314	$29,585	$31,676	$29,644
Preferred equity	19,208	19,168	19,155	19,188

Morgan Stanley shareholders’ equity	48,522	48,753	50,831	48,832
Junior subordinated debentures issued to capital trusts	10,436	10,312	10,266	10,389

Subtotal	58,958	59,065	61,097	59,221
Less: Goodwill and net intangible assets(2)	(2,916)	(2,978)	(2,970)	(2,944)

Tangible Morgan Stanley shareholders’ equity	$56,042	$56,087	$58,127	$56,277

Common equity	$29,314	$29,585	$31,676	$29,644
Less: Goodwill and net intangible assets(2)	(2,916)	(2,978)	(2,970)	(2,944)

Tangible common equity(3)	$26,398	$26,607	$28,706	$26,700

Leverage ratio(4)	11.2x	12.1x	11.3x	12.2x

Tangible common equity/Tangible assets	4.2%	3.9%	4.4%	3.9%

Tangible common equity/risk weighted assets(5)	9.2%	N/A	N/A	N/A

N/A	The Company began calculating its risk weighted assets under Basel I as of March 31, 2009.
(1)	The Company calculates its average balances based upon weekly amounts, except where weekly balances are unavailable, month-end balances are used.
(2)	Goodwill and net intangible assets exclude mortgage servicing rights.
(3)	Tangible common equity equals common equity less goodwill and net intangible assets.
(4)	Leverage ratio equals total assets divided by tangible Morgan Stanley shareholders’ equity.
(5)	For discussion of risk weighted assets, see “Regulatory Requirements” herein.

Activity in the Quarter Ended March 31, 2009 and the One Month Period Ended December 31, 2008.

The Company’s total capital consists of shareholders’ equity, long-term borrowings (debt obligations scheduled to mature in more than 12 months) and junior subordinated debt issued to capital trusts. As of March 31, 2009, total capital was $210,663 million, an increase of $18,366 million from November 30, 2008. As of December 31, 2008, total capital was $208,008 million, an increase of $15,711 million from November 30, 2008.

During the quarter ended March 31, 2009, the Company issued notes with a carrying value at period-end aggregating approximately $17 billion, including non-U.S. dollar currency notes aggregating approximately $1 billion. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates (“LIBOR”) trading levels. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.8 years at March 31, 2009.

During the one month period ended December 31, 2008, the Company issued notes with a carrying value aggregating approximately $12 billion. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 6.3 years at December 31, 2008.

As of March 31, 2009 and December 31, 2008, the aggregate outstanding principal amount of the Company’s senior indebtedness (as defined in the Company’s senior debt indentures) was approximately $166 billion and $172 billion, respectively (including guaranteed obligations of the indebtedness of subsidiaries).

Capital Purchase Program.

The Company was part of the initial group of financial institutions participating in the Troubled Asset Relief Capital Purchase Program (“CPP”), and on October 26, 2008 entered into a Securities Purchase Agreement—Standard Terms with the U.S. Treasury pursuant to which, among other things, the Company sold to the U.S. Treasury for an aggregate purchase price of $10 billion, 10 million shares of Series D Fixed Rate Cumulative Perpetual Preferred Stock of the Company (the “Series D Preferred Stock”) and a warrant to purchase up to 65,245,759 shares of common stock of the Company at an exercise price of $22.99 per share (see Note 10 to the condensed consolidated financial statements).

The Series D Preferred Stock qualifies as Tier 1 capital and ranks senior to the Company’s common shares and pari passu, which is at an equal level in the capital structure, with the Company’s existing preferred shares, other than preferred shares which by their terms rank junior to any other existing preferred shares. The Series D Preferred Stock pays a compounding cumulative dividend rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after year five. The Series D Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series D Preferred Stock. The Series D Preferred Stock may be redeemed by the Company at par after three years following the issue date. Prior to the end of three years, the Series D Preferred Stock may be repurchased by the Company, subject to regulatory approval. The U.S. Treasury may also transfer the Series D Preferred Stock and/or the warrant to a third party at any time. The number of shares to be delivered upon settlement of the warrant will be reduced by 50% if the Company receives aggregate gross proceeds of at least 100% of the aggregate Liquidation Preference of the Series D Preferred Stock ($10 billion) from one or more qualified equity offerings prior to December 31, 2009.

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

As of March 31, 2009, the Company’s equity capital (which includes shareholders’ equity and junior subordinated debentures issued to capital trusts) was $58,958 million, a decrease of $2,139 million from November 30, 2008, primarily due to lower retained earnings resulting from losses recognized in the quarter ended March 31, 2009.

As of December 31, 2008, the Company’s equity capital (which includes shareholders’ equity and junior subordinated debentures issued to capital trusts) was $59,065 million, a decrease of $2,032 million from November 30, 2008, primarily due to lower retained earnings and Paid-in capital.

In December 2006, the Company announced that its Board of Directors had authorized the repurchase of up to $6 billion of the Company’s outstanding common stock. This share repurchase authorization replaced the Company’s previous repurchase authorizations with one repurchase program for capital management purposes that will consider, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. As of March 31, 2009 and December 31, 2008, the Company had approximately $1.6 billion remaining under its current share repurchase authorization. During the quarter ended March 31, 2009 and the one month period ended December 31, 2008, the Company did not repurchase common stock as part of its capital management share repurchase program (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2). As a condition under the CPP, the Company’s share repurchases are currently limited to purchases in connection with the administration of any employee benefit plan, consistent with past practices, including purchases to offset share dilution in connection with any such plans. This restriction is effective until October 2011 or until the U.S. Treasury no longer owns any of the Company’s preferred shares issued under the CPP.

The Board of Directors determines the declaration and payment of the common dividend on a quarterly basis. On April 22, 2009, the Company announced a reduction in the quarterly common stock dividend rate from $0.27 per share to $0.05 per share. Additionally, due to the change in the Company’s fiscal year end to December, the Company declared a $0.016667 dividend per common share covering the period from December 1, 2008 through December 31, 2008. The total dividend of $0.066667 per common share covering the four month period from December 1, 2008 to March 31, 2009 is payable on May 15, 2009 to shareholders of record on April 30, 2009. The Company expects to enhance its capital position by an estimated annualized amount of approximately $1 billion through this reduction in the common stock dividend rate. As part of its participation in the CPP, the Company agreed that it would not, without the U.S. Treasury’s consent, increase the dividend on its common stock above $0.27 per share as long as any preferred stock issued under the CPP remains outstanding until the third anniversary of the investment or until the U.S. Treasury has transferred all of the preferred stock it purchased under the CPP to third parties.

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

In March 2009, the Company declared a quarterly dividend of $250.00 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25); a quarterly dividend of $25.00 per share of perpetual Fixed Rate Non-Cumulative Convertible Preferred Stock, Series B; a quarterly dividend of $25.00 per share of perpetual Fixed Rate Non-Cumulative Preferred Stock, Series C; and a quarterly dividend of $12.50 per share of perpetual Fixed Rate Cumulative Preferred Stock, Series D.

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

Economic capital is based on regulatory capital plus additional capital for stress losses. The Company assesses stress loss capital across various dimensions of market, credit, business and operational risks. Economic capital requirements are met by regulatory Tier 1 capital. For a further discussion of the Company’s Tier 1 capital see “Regulatory Requirements” herein. The difference between the Company’s Tier 1 capital and aggregate economic capital requirements denotes the Company’s unallocated capital position.

The following table presents the Company’s allocated average Tier 1 capital (“economic capital”) and average common equity for the quarter ended March 31, 2009 and the quarter ended December 31, 2008:

	Three Months Ended March 31, 2009		Three Months Ended December 31, 2008
	Average Tier 1 capital	Average common equity	Average Tier 1 capital	Average common equity
	(dollars in billions)
Institutional Securities	$23.7	$20.7	$23.8	$22.3
Global Wealth Management Group	1.7	1.3	1.9	1.4
Asset Management	3.4	3.4	3.8	3.8
Unallocated capital	19.3	4.2	18.4	6.7

Total	$48.1	$29.6	$47.9	$34.2

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

The Company’s CFP model incorporates scenarios with a wide range of potential cash outflows during a liquidity stress event, including, but not limited to, the following: (i) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (ii) maturity roll-off of outstanding letters of credit with no further issuance and replacement with cash collateral; (iii) return of unsecured securities borrowed and any cash raised against these securities; (iv) additional collateral that would be required by counterparties in the event of a two-notch long-term credit ratings downgrade; (v) higher haircuts on or lower availability of secured funding, similar to a stressed cash capital approach; (vi) client cash withdrawals; (vii) drawdowns on unfunded commitments provided to third parties; and (viii) discretionary unsecured debt buybacks.

The CFP is produced on a parent and major subsidiary level to capture specific cash requirements and cash availability at various legal entities. The CFP assumes that the parent company does not have access to cash that may be held at certain subsidiaries due to regulatory, legal or tax constraints.

Liquidity Reserves.    The Company seeks to maintain target liquidity reserves that are sized to cover daily funding needs and meet strategic liquidity targets as outlined in the CFP. These liquidity reserves are held in the form of cash deposits with banks and pools of central bank eligible unencumbered securities. The parent company liquidity reserve is managed globally and consists of overnight cash deposits and unencumbered U.S. and European government bonds, agencies and agency pass throughs. The Company believes that diversifying the form in which its liquidity reserves (cash and securities) are maintained enhances its ability to quickly and efficiently source funding in a stressed environment. The Company’s funding requirements and target liquidity reserves may vary based on changes to the level and composition of its balance sheet, timing of specific transactions, client financing activity, market conditions and seasonal factors.

On March 31, 2009 and December 31, 2008, the parent liquidity reserve was $59 billion and $64 billion, respectively, and the total Company liquidity reserve was $152 billion and $147 billion, respectively. For the quarter ended March 31, 2009 and the one month period ended December 31, 2008, the average parent liquidity reserve was $61 billion and $64 billion, respectively, and the average total Company liquidity reserve was $145 billion and $142 billion, respectively.

Committed Credit Facilities.

At March 31, 2009, the Company maintained a $5 billion senior revolving credit agreement with a group of banks to support general liquidity needs, which consisted of three separate tranches: a U.S. dollar tranche; a Japanese yen tranche; and a multicurrency tranche available in both Euro and the British pound, all of which exist with the Company as borrower. At March 31, 2009 and December 31, 2008, no borrowings were outstanding under the credit agreement. The credit agreement expired on April 16, 2009 and was not renewed.

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

The Company’s goal is to achieve an optimal mix of secured and unsecured funding through appropriate use of collateralized borrowings. The Institutional Securities business segment emphasizes the use of collateralized short-term borrowings to limit the growth of short-term unsecured funding, which is generally more subject to disruption during periods of financial stress. As part of this effort, the Institutional Securities business segment continually seeks to expand its global secured borrowing capacity.

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

In September 2008, the Company became a financial holding company under the BHC Act. Additionally, the Fed authorized the New York Fed to extend credit to the Company’s U.S. broker-dealer subsidiary against all types of collateral that may be pledged at the Fed’s Primary Credit Facility for depository institutions or at the PDCF. The Fed also authorized the New York Fed to extend credit to the Company’s London-based broker-dealer subsidiary against collateral that would be eligible to be pledged at the PDCF.

Unsecured Financing.    The Company views long-term debt and deposits as stable sources of funding for core inventories and illiquid assets. Securities inventories not financed by secured funding sources and the majority of current assets are financed with a combination of short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating rate and deposits. The Company uses derivative products (primarily interest rate, currency and equity swaps) to assist in asset and liability management and to hedge interest rate risk (see Note 8 to the consolidated financial statements for the fiscal year ended November 30, 2008 included in the Form 10-K).

Temporary Liquidity Guarantee Program.    In October 2008, the Secretary of the U.S. Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the TLGP.

Based on the Final Rule adopted on November 21, 2008, the TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Company) between October 14, 2008 and June 30, 2009. Effective March 23, 2009, the FDIC adopted an Interim Rule that extends the expiration of the FDIC guarantee on debt issued by certain issuers (including the Company) on or after April 1, 2009 to December 31, 2012. The maximum amount of FDIC-guaranteed debt a participating Eligible Entity (including the Company) may have outstanding is 125% of the entity’s senior unsecured debt that was outstanding as of September 30, 2008 that was scheduled to mature on or before June 30, 2009. The ability of certain eligible entities (including the Company) to issue guaranteed debt under this program is, under the Interim Rule described above, scheduled to expire on October 31, 2009. As of March 31, 2009 and December 31, 2008, the Company had $24.7 billion and $16.2 billion, respectively, of senior unsecured debt outstanding under the TLGP.

Short-Term Borrowings.    The Company’s unsecured short-term borrowings may consist of commercial paper, bank loans, bank notes and structured notes with maturities of twelve months or less at issuance.

The table below summarizes the Company’s short-term unsecured borrowings:

	At March 31, 2009	At December 31, 2008	At November 30, 2008
	(dollars in millions)
Commercial paper	$1,031	$7,388	$6,744
Other short-term borrowings	2,380	2,714	3,739

Total	$3,411	$10,102	$10,483

Commercial Paper Funding Facility.    On October 7, 2008, the Fed announced the creation of the CPFF, a facility that complements the Fed’s existing credit facilities to help provide liquidity to term funding markets. The CPFF provides a liquidity backstop to U.S. issuers of commercial paper through a special purpose vehicle that purchases three-month unsecured and asset-backed commercial paper directly from eligible issuers. The CPFF is intended to improve liquidity in short-term funding markets and thereby increase the availability of credit for businesses and households. The CPFF finances only highly rated, U.S. dollar-denominated, three-month commercial paper. On October 27, 2008, the CPFF began funding purchases of commercial paper. On March 31, 2009, the Company had no commercial paper outstanding under the CPFF program.

Deposits.    The Company’s bank subsidiaries’ funding sources include bank deposit sweeps, federal funds purchased, certificates of deposit, money market deposit accounts, commercial paper and Federal Home Loan Bank advances.

Deposits were as follows:

	At March 31, 2009	At December 31, 2008	At November 30, 2008
	(dollars in millions)
Savings and demand deposits	$49,127	$41,226	$36,673
Time deposits(1)	10,795	10,129	6,082

Total	$59,922	$51,355	$42,755

(1)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 2 to the condensed consolidated financial statements).

Deposits increased during the quarter ended March 31, 2009 as consistent with the Company’s ongoing strategy to enhance its stable funding profile.

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

Long-Term Borrowings.    The Company uses a variety of long-term debt funding sources to generate liquidity, taking into consideration the results of the CFP and cash capital requirements. In addition, the issuance of long-term debt allows the Company to reduce reliance on short-term credit sensitive instruments (e.g., commercial paper and other unsecured short-term borrowings). Financing transactions are generally structured to ensure staggered maturities, thereby mitigating refinancing risk, and to maximize investor diversification through sales to global institutional and retail clients. Availability and cost of financing to the Company can vary depending on market conditions, the volume of certain trading and lending activities, the Company’s credit ratings and the overall availability of credit.

During the quarter ended March 31, 2009 and the one month period ended December 31, 2008, the Company’s long-term financing strategy was driven, in part, by its continued focus on improving its balance sheet strength (evaluated through enhanced capital and liquidity positions). As a result, for the quarter ended March 31, 2009 and the one month period ended December 31, 2008, a principal amount of approximately $18 billion and $12 billion, respectively, of unsecured debt was issued.

The Company may from time to time engage in various transactions in the credit markets (including, for example, debt repurchases) which it believes are in the best interests of the Company and its investors. Maturities and debt repurchases during the quarter ended March 31, 2009 and the one month period ended December 31, 2008 were $14.4 billion and $5.7 billion, respectively, in aggregate.

Long-term borrowings as of March 31, 2009 consisted of the following (dollars in millions):

	U.S. Dollar	Non-U.S. Dollar	At March 31, 2009
Due in 2009	$6,428	$5,262	$11,690
Due in 2010	19,726	5,535	25,261
Due in 2011	16,820	8,366	25,186
Due in 2012	22,305	14,434	36,739
Thereafter	42,906	40,326	83,232

Total	$108,185	$73,923	$182,108

Credit Ratings.

The Company relies on external sources to finance a significant portion of its day-to-day operations. The cost and availability of financing generally are dependent on the Company’s short-term and long-term credit ratings. In addition, the Company’s debt ratings can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as OTC derivative transactions, including credit derivatives and interest rate swaps. Factors that are important to the determination of the Company’s credit ratings include the level and quality of earnings, capital adequacy, liquidity, risk appetite and management, asset quality, business mix, and perceived levels of government support.

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business segment, the Company may be required to provide additional collateral to certain counterparties in the event of a credit ratings downgrade. As of March 31, 2009 and December 31, 2008, the amount of additional collateral that could be called by counterparties under the terms of collateral agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was approximately $1,761.9 million and $1,696.4 million, respectively. An additional amount of approximately $1,196.9 million and $1,897.6 million as of March 31, 2009 and December 31, 2008, respectively, could be called in the event of a two-notch downgrade. Of these amounts, $1,444.9 million and $1,750.3 million as of March 31, 2009 and December 31, 2008, respectively, relate to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

As of April 30, 2009, the Company’s and Morgan Stanley Bank, N.A.’s senior unsecured ratings were as set forth below. The Company does not intend to disclose any future revisions to, or withdrawals of, the ratings, except in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

	Company			Morgan Stanley Bank, N.A.
	Short-Term Debt	Long-Term Debt	Rating Outlook	Short-Term Debt	Long-Term Debt	Rating Outlook
Dominion Bond Rating Service Limited	R-1 (middle)	A (high)	Negative	—	—	—
Fitch Ratings	F1	A	Stable	F1	A+	Stable
Moody’s Investors Service	P-1	A2	Negative	P-1	A1	Negative
Rating and Investment Information, Inc.	a-1	A+	Negative	—	—	—
Standard & Poor’s	A-1	A	Negative	A-1	A+	Negative

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending as of March 31, 2009 and December 31, 2008 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at March 31, 2009
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$1,152	$—	$—	$1	$1,153
Investment activities	1,050	424	159	1,071	2,704
Primary lending commitments(1)(2)	8,397	13,958	17,559	854	40,768
Secondary lending commitments(1)	32	107	89	29	257
Commitments for secured lending transactions	828	1,032	2,041	—	3,901
Forward starting reverse repurchase agreements(3)	33,126	—	—	—	33,126
Commercial and residential mortgage-related commitments(1)	2,240	—	—	—	2,240
Underwriting commitments	409	—	—	—	409
Other commitments	815	2	2	—	819

Total	$48,049	$15,523	$19,850	$1,955	$85,377

(1)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 2 to the condensed consolidated financial statements).
(2)	This amount includes commitments to asset-backed commercial paper conduits of $587 million as of March 31, 2009, of which $579 million have maturities of less than one year and $8 million of which have maturities of three to five years.

(3)	The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to March 31, 2009 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and as of March 31, 2009, $29.3 billion of the $33.1 billion settled with three business days.

	Years to Maturity				Total at December 31, 2008
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$1,983	$27	$—	$7	$2,017
Investment activities	1,662	411	164	1,059	3,296
Primary lending commitments(1)(2)	10,523	12,231	19,536	1,616	43,906
Secondary lending commitments(1)	57	101	202	58	418
Commitments for secured lending transactions	1,202	1,000	1,658	15	3,875
Forward starting reverse repurchase agreements(3)	33,252	—	—	—	33,252
Commercial and residential mortgage-related commitments(1)	2,735	—	—	—	2,735
Underwriting commitments	244	—	—	—	244
Other commitments(4)	1,902	2	—	—	1,904

Total	$53,560	$13,772	$21,560	$2,755	$91,647

(1)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 2 to the condensed consolidated financial statements).
(2)	This amount includes commitments to asset-backed commercial paper conduits of $589 million as of December 31, 2008, of which $581 million have maturities of less than one year and $8 million of which have maturities of three to five years.
(3)	The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to December 31, 2008 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days, and as of December 31, 2008, $32.4 billion of the $33.3 billion settled within three business days.
(4)	This amount includes binding commitments to enter into margin-lending transactions of $1.1 billion as of December 31, 2008 in connection with the Company’s Institutional Securities business segment.

Regulatory Requirements.

In September 2008, the Company became a financial holding company under the Bank Holding Company Act subject to the regulation and oversight of the Fed. The Fed establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance with such capital requirements (see “Supervision and Regulation—Financial Holding Company” in Part I of the Form 10-K). The Office of the Comptroller of the Currency establishes similar capital requirements and standards for the Company’s national bank, Morgan Stanley Bank, N.A. Prior to September 2008, the Company was a consolidated supervised entity as defined by the SEC and subject to SEC regulation.

As of March 31, 2009, as well as for future dates, the Company calculates its capital ratios and risk-weighted assets (“RWAs”) in accordance with the capital adequacy standards for financial holding companies adopted by the Fed. These standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. During fiscal 2008, the Company calculated capital requirements on a consolidated basis in accordance with the Revised Framework, dated June 2004 (the Basel II Accord) as interpreted by the SEC. The Basel II Accord is designed to be a risk-based capital adequacy approach, which allows for the use of internal estimates of risk components to calculate regulatory capital. In December 2007, the U.S. banking regulators published a final Basel II Accord that requires internationally active banking organizations, as well as certain of its U.S. bank subsidiaries, to implement Basel II standards over the next several years. The Company will be required to implement these Basel II standards since becoming a financial holding company in September 2008.

As of March 31, 2009, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 16.7% and total capital to RWAs of 18.2% (6% and 10% being well-capitalized for regulatory purposes, respectively). In addition, financial holding companies are also subject to a Tier 1 leverage ratio (5% being well-capitalized for regulatory purposes) as defined by the Fed. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets and deferred tax assets). The adjusted average total assets are derived using weekly balances for the quarter ended March 31, 2009. This ratio as of March 31, 2009 was 7.1%.

During March 2009, the Fed decided to delay, until March 31, 2011, the effective date of new capital requirements for financial holding companies that were scheduled to take effect on March 31, 2009. The new capital requirements limit the aggregate amount of cumulative perpetual preferred stock, trust preferred securities and minority interest in the equity accounts of most consolidated subsidiaries (collectively restricted core capital elements) included in the Tier 1 capital of financial holding companies. In addition, the new capital requirements require financial holding companies to deduct goodwill from the sum of core capital elements in calculating the amount of restricted capital that would be included in Tier 1 capital. The new rules would limit restricted core capital elements included in the Tier 1 capital of a financial holding company to 25% of the sum of core capital elements including restricted core capital elements, net of goodwill less any associated deferred tax liability. In addition, internationally active financial holding companies would be subject to further limitations by restricting the amount of restricted core capital elements, other than qualifying mandatory convertible preferred securities, included in Tier 1 capital to 15% of the sum of core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability.

The following table reconciles the Company’s total shareholders’ equity to Tier 1 and Total Capital as defined by the regulations issued by the Fed and presents the Company’s consolidated capital ratios as of March 31, 2009 (dollars in millions):

Allowable Capital
Tier 1 capital:
Common shareholders’ equity	$29,314
Qualifying preferred stock	19,208
Qualifying mandatorily convertible trust preferred securities	5,572
Qualifying restricted core capital elements	5,460
Less: Goodwill	(2,226)
Less: Non-servicing intangible assets	(689)
Less: Net deferred tax assets	(5,172)
Less: Debt valuation adjustment	(2,881)
Other deductions	(501)

Total Tier 1 capital	48,085

Tier 2 capital:
Other components of allowable capital:
Qualifying subordinated debt	4,118
Other qualifying amounts	151

Total Tier 2 capital	4,269

Total allowable capital	$52,354

Total Risk-Weighted Assets	$288,262

Capital Ratios
Total capital ratio	18.2%

Tier 1 capital ratio	16.7%

Total allowable capital is comprised of Tier 1 and Tier 2 capital. Tier 1 capital consists predominately of common shareholders’ equity as well as qualifying preferred stock (including cumulative preferred stock issued to the U.S. Department of the Treasury and non-cumulative preferred stock), trust preferred securities mandatorily convertible to common equity and qualifying restricted core capital elements (including other junior subordinated debt issued to trusts and non-controlling interests) less goodwill, non-servicing intangible assets (excluding mortgage servicing rights), net deferred tax assets (recoverable in excess of one year) and debt valuation adjustment (“DVA”). DVA represents the cumulative change in fair value of certain of the Company’s borrowings (for which the fair value option was elected) that was attributable to changes in instrument-specific credit spreads and is included in retained earnings. For a further discussion of fair value see Note 2 to the condensed consolidated financial statements. Tier 2 capital consists principally of qualifying subordinated debt.

As of March 31, 2009, the Company calculated its RWAs in accordance with the regulatory capital requirements of the Fed which is consistent with guidelines described under Basel I. RWAs reflect both on and off balance sheet risk of the Company. The market risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations.

Market RWAs reflect capital charges attributable to the risk of loss resulting from adverse changes in market prices and other factors. For a further discussion of the Company’s market risks and Value-at-Risk model, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K. Market RWAs incorporate three components: Systematic risk, Specific risk, and Incremental Default risk (“IDR”). Systematic and Specific risk charges are computed using either a Standardized Approach (applying a fixed percentage to the fair value of the assets) or the Company’s Value-at-Risk model. Capital charges related to IDR are calculated using an IDR model that estimates the loss due to sudden default events affecting traded financial instruments at a 99.9% confidence level. The Company’s market risk models have received an initial approval from the Fed for use through calendar year 2009.

Credit RWAs reflect capital charges attributable to the risk of loss arising from a borrower or counterparty failing to meet its financial obligations. For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part II, Item 7A of the Form 10-K and in Item 3 herein. Credit RWAs are determined using Basel I regulatory capital guidelines for U.S. banking organizations issued by the Fed.

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

The tables below present the following: the Company’s Aggregate, Trading and Non-trading VaR (see Table 1 below); the Company’s quarterly and one month period average, high, and low Trading VaR (see Table 2 below); and the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (95% vs. 99%) for the VaR statistic or a shorter historical time series (four years vs. one year) of market data upon which it bases its simulations (see Table 3 below). Aggregate VaR also incorporates certain non-trading risks, including (a) the interest rate risk generated by funding liabilities related to institutional trading positions, (b) public company equity positions recorded as investments by the Company and (c) corporate loan exposures that are awaiting distribution to the market. Investments made by the Company that are not publicly traded are not reflected in the VaR results presented below. Aggregate VaR also excludes the credit spread risk generated by the Company’s funding liabilities and the interest rate risk associated with approximately $7.8 billion and $7.7 billion of certain funding liabilities primarily related to fixed and other non-trading assets as of March 31, 2009 and December 31, 2008, respectively. The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $11 million for each +1 basis point widening in the Company’s credit spread level as of both March 31, 2009 and December 31, 2008.

The table below presents 95%/one-day VaR for each of the Company’s primary risk exposures and on an aggregate basis as of March 31, 2009, December 31, 2008 and November 30, 2008.

Table 1: 95% Total VaR	Aggregate (Trading and Non-trading)			Trading			Non-trading
	95%/One-Day VaR at			95%/One-Day VaR at			95%/One-Day VaR at
Primary Market Risk Category	March 31, 2009	December 31, 2008	November 30, 2008	March 31, 2009	December 31, 2008	November 30, 2008	March 31, 2009	December 31, 2008	November 30, 2008
	(dollars in millions)
Interest rate and credit spread	$143	$135	$127	$103	$109	$98	$104	$68	$67
Equity price	41	15	23	24	15	23	24	3	4
Foreign exchange rate	13	11	14	13	11	14	1	1	2
Commodity price	20	36	23	20	36	23	—	—	—

Subtotal	217	197	187	160	171	158	129	72	73
Less diversification benefit(1)	81	53	52	53	54	54	29	4	6

Total VaR	$136	$144	$135	$107	$117	$104	$100	$68	$67

(1)	Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s Aggregate VaR at March 31, 2009 was $136 million compared with $144 million and $135 million at December 31, 2008 and November 30, 2008, respectively. The decrease in Aggregate VaR at period-end was driven primarily by a decrease in commodity price VaR and an increase in the diversification benefit between risk categories, and was partially offset by increases in interest rate and credit spread and equity price VaR.

The Company’s Trading VaR as of March 31, 2009 was $107 million compared with $117 million and $104 million as of December 31, 2008 and November 30, 2008, respectively. The decrease in Trading VaR from December 31, 2008 was driven primarily by decreases in commodity price VaR and interest rate and credit spread VaR, partially offset by an increase in equity price VaR.

Non-trading VaR as of March 31, 2009 increased to $100 million from $68 million and $67 million as of December 31, 2008 and November 30, 2008, respectively, primarily due to higher credit spread levels and increased credit spread volatility.

The Company views average Trading VaR over a period of time as more representative of trends in the business than VaR at any single point in time. Table 2 below, which presents the high, low and average 95%/one-day Trading VaR during the quarters ended March 31, 2009 and November 30, 2008 and the one month period ended December 31, 2008, represents substantially all of the Company’s trading activities. Certain market risks included in the period-end Aggregate VaR discussed above are excluded from these measures (e.g., equity price risk in public company equity positions recorded as principal investments by the Company and certain funding liabilities related to trading positions).

Average Trading VaR for the quarter ended March 31, 2009 increased to $115 million from $113 million and $98 million for the one month period ended December 31, 2008 and quarter ended November 30, 2008, respectively. The increase from the quarter ended November 30, 2008 was driven primarily by an increase in interest rate and credit spread VaR. Average Total VaR for the quarter ended March 31, 2009 remained essentially unchanged at $142 million compared to $143 million for the one month period ended December 31, 2008 and increased from $119 million for quarter ended November 30, 2008. The increase in interest rate and credit spread VaR from the quarter ended November 30, 2008 was predominately driven by increased volatility in interest rate and credit spread sensitive products, especially for positions that reference mortgage-backed securities. Average Non-trading VaR for the quarter ended March 31, 2009 increased to $83 million from $73 million and $60 million for the one month period ended December 31, 2008 and quarter ended November 30, 2008, respectively, driven primarily by higher credit spread levels and increased credit spread volatility.

Table 2: 95% High/Low/ Average Trading and Non-Trading VaR	Daily 95%/One-Day VaR for the Quarter Ended March 31, 2009			Daily 95%/One-Day VaR for the One Month Period Ended December 31, 2008			Daily 95%/One-Day VaR for the Quarter Ended November 30, 2008
Primary Market Risk Category	High	Low	Average	High	Low	Average	High	Low	Average
	(dollars in millions)
Interest rate and credit spread	$119	$94	$107	$121	$95	$107	$101	$69	$85
Equity price	27	14	19	27	14	18	35	17	27
Foreign exchange rate	20	7	12	16	11	13	29	12	19
Commodity price	38	20	26	37	24	31	35	22	27
Trading VaR	127	102	115	121	102	113	114	84	98
Non-trading VaR	111	58	83	81	67	73	78	50	60
Total VaR	181	119	142	152	131	143	138	112	119

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

Table 3: Average 95% and 99% Trading VaR with Four-Year/One-Year Historical Time Series	Average 95%/One-Day VaR for the Quarter Ended March 31, 2009		Average 99%/One-Day VaR for the Quarter Ended March 31, 2009
Primary Market Risk Category	Four-Year Factor History	One-Year Factor History	Four-Year Factor History	One-Year Factor History
	(dollars in millions)
Interest rate and credit spread	$107	$123	$244	$216
Equity price	19	24	31	38
Foreign exchange rate	12	18	22	31
Commodity price	26	39	53	78
Trading VaR	115	137	248	227

	Average 95%/One-Day VaR for the One Month Period Ended December 31, 2008		Average 99%/One-Day VaR for the One Month Period Ended December 31, 2008
Primary Market Risk Category	Four-Year Factor History	One-Year Factor History	Four-Year Factor History	One-Year Factor History
	(dollars in millions)
Interest rate and credit spread	$107	$142	$269	$302
Equity price	18	20	27	30
Foreign exchange rate	13	16	19	22
Commodity price	31	43	54	64
Trading VaR	113	147	269	285

In addition, if the Company were to report Trading VaR (using a four-year historical time series) with respect to a 10-day holding period, the Company’s 95% and 99% Average Trading VaR for the quarter ended March 31, 2009 would have been $363 million and $783 million, respectively. If the Company were to report Trading VaR (using a four-year historical time series) with respect to a 10-day holding period, the Company’s 95% and 99% Average Trading VaR for the one month period ended December 31, 2008 would have been $357 million and $852 million, respectively.

Distribution of VaR Statistics and Net Revenues for the quarter ended March 31, 2009 and the one month ended December 31, 2008.

As shown in Table 2 above, the Company’s average 95%/one-day Trading VaR for the quarter ended March 31, 2009 was $115 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Trading VaR for the quarter ended March 31, 2009. The most frequently occurring value was between $118 million and $121 million, while for approximately 86% of trading days during the quarter, VaR ranged between $106 million and $121 million.

As shown in Table 2 above, the Company’s average 95%/one-day Trading VaR for the one month ended December 31, 2008 was $113 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Trading VaR for the one month ended December 31, 2008. The most frequently occurring value was between $115 million and $118 million, while for approximately 70% of trading days during the one month period ended March 31, 2009, VaR ranged between $109 million and $118 million.

116

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenue is to compare the VaR with actual trading revenue. Assuming no intra-day trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the year is 13, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the accuracy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. For days where losses exceed the 95% or 99% VaR statistic, the Company examines the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results.

Over the longer term, trading losses are expected to exceed VaR an average of three times per quarter at the 95% confidence level. The Company bases its VaR calculations on the long term (or unconditional) distribution, and therefore evaluates its risk from a longer term perspective, which avoids understating risk during periods of relatively lower volatility in the market. The Company incurred daily trading losses in excess of the 95%/one-day Trading VaR on one day during the quarter ended March 31, 2009 and on three days during the month ended December 31, 2008.

The histograms below show the distribution of daily net trading revenue during the quarter ended March 31, 2009 and the one month period ended December 31, 2008 for the Company’s trading businesses (including net interest and non-agency commissions but excluding certain non-trading revenues such as primary, fee-based and prime brokerage revenue credited to the trading businesses). During the quarter ended March 31, 2009 and the one month period ended December 31, 2008, the Company experienced net trading losses on 15 days and 14 days, respectively.

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

“Event-driven” loans and lending commitments refer to activities associated with a particular event or transaction, such as to support client merger, acquisition or recapitalization transactions. The commitments associated with these “event-driven” activities may not be indicative of the Company’s actual funding requirements since funding is contingent upon a proposed transaction being completed. In addition, the borrower may not fully utilize the commitment or the Company’s portion of the commitment may be reduced through the syndication process. The borrower’s ability to draw on the commitment is also subject to certain terms and conditions, among other factors. The borrowers of “event-driven” lending transactions may be investment grade or non-investment grade. The Company risk manages its exposures in connection with “event-driven” transactions through various means, including syndication, distribution and/or hedging.

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

The following tables present information about the Company’s corporate funded loans and lending commitments as of March 31, 2009 and December 31, 2008. The “total corporate lending exposure” column includes both lending commitments and funded loans. Funded loans represent loans that have been drawn by the borrower and that were outstanding as of March 31, 2009 and December 31, 2008. Lending commitments represent legally binding obligations to provide funding to clients as of March 31, 2009 and December 31, 2008 for both “relationship-driven” and “event-driven” lending transactions. As discussed above, these loans and lending commitments have varying terms, may be senior or subordinated, may be secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated, traded or hedged by the Company.

As of March 31, 2009 and December 31, 2008, the aggregate amount of investment grade loans was $7.1 billion and $7.4 billion, respectively, and the aggregate amount of non-investment grade loans was $9.7 billion and $9.4 billion, respectively. As of March 31, 2009 and December 31, 2008, the aggregate amount of lending commitments outstanding was $40.8 billion and $43.9 billion, respectively. In connection with these corporate lending activities (which include corporate funded loans and lending commitments), the Company had hedges (which include “single name,” “sector” and “index” hedges) with a notional amount of $34.1 billion and $35.7 billion at March 31, 2009 and December 31, 2008, respectively.

The tables below show the Company’s credit exposure from its corporate lending positions and lending commitments as of March 31, 2009 and December 31, 2008. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements:

Corporate Lending Commitments and Funded Loans at March 31, 2009

	Years to Maturity				Total Corporate Lending Exposure(2)	Corporate Funded Loans	Total Corporate Lending Commitments
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$465	$114	$854	$—	$1,433	$—	$1,433
AA	2,433	1,039	2,842	73	6,387	—	6,387
A	3,825	4,337	5,193	69	13,424	1,702	11,722
BBB	2,105	10,092	8,280	255	20,732	5,389	15,343

Investment grade	8,828	15,582	17,169	397	41,976	7,091	34,885

Non-investment grade	1,721	3,576	4,642	5,684	15,623	9,740	5,883

Total	$10,549	$19,158	$21,811	$6,081	$57,599	$16,831	$40,768

(1)	Obligor credit ratings are determined by the Credit Risk Management Department using methodologies generally consistent with those employed by external rating agencies.
(2)	Total corporate lending exposure includes both lending commitments and funded loans, which are at fair value. Amounts exclude approximately $34 billion of notional amount of hedges.

Corporate Lending Commitments and Funded Loans at December 31, 2008

	Years to Maturity				Total Corporate Lending Exposure(2)	Corporate Funded Loans	Total Corporate Lending Commitments
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$842	$114	$1,374	$—	$2,330	$67	$2,263
AA	2,685	718	3,321	73	6,797	33	6,764
A	4,899	5,321	5,892	69	16,181	2,291	13,890
BBB	2,745	7,722	8,299	255	19,021	5,037	13,984

Investment grade	11,171	13,875	18,886	397	44,329	7,428	36,901

Non-investment grade	1,144	3,433	5,301	6,516	16,394	9,389	7,005

Total	$12,315	$17,308	$24,187	$6,913	$60,723	$16,817	$43,906

(1)	Obligor credit ratings are determined by the Credit Risk Management Department using methodologies generally consistent with those employed by external rating agencies.
(2)	Total corporate lending exposure includes both lending commitments and funded loans, which are at fair value. Amounts exclude approximately $36 billion of notional amount of hedges.

“Event-driven” Loans and Lending Commitments as of March 31, 2009 and December 31, 2008.

Included in the total corporate lending exposure amounts in the table above as of March 31, 2009 is “event-driven” exposure of $6.9 billion comprised of funded loans of $3.9 billion and lending commitments of $3.0 billion. Included in the $6.9 billion of “event-driven” exposure as of March 31, 2009 were $4.2 billion of loans and lending commitments to non-investment grade borrowers that were closed.

Included in the total corporate lending exposure amounts in the table above as of December 31, 2008 is “event-driven” exposure of $9.3 billion comprised of funded loans of $3.4 billion and lending commitments of $5.9 billion. Included in the $9.3 billion of “event-driven” exposure as of December 31, 2008 were $5.0 billion of loans and lending commitments to non-investment grade borrowers that were closed.

Activity associated with the corporate “event-driven” lending exposure during the quarter ended March 31, 2009 and the one month period ended December 31, 2008 were as follows (dollars in millions):

“Event-driven” lending exposures at November 30, 2008	$9,439
Closed commitments	1,316
Net reductions, primarily through distributions	(1,318)
Mark-to-market adjustments	(110)

“Event-driven” lending exposures at December 31, 2008	$9,327

Withdrawn commitments	(267)
Net reductions, primarily through distributions	(1,882)
Mark-to-market adjustments	(258)

“Event-driven” lending exposures at March 31, 2009	$6,920

Credit Exposure—Derivatives.    The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at March 31, 2009 and December 31, 2008. Fair value is presented in the final column net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned at March 31, 2009(1)

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$1,632	$2,973	$5,899	$15,478	$(11,364)	$14,618	$13,931
AA	9,414	14,799	12,273	33,627	(56,980)	13,133	11,898
A	9,269	8,577	9,868	20,057	(30,658)	17,113	14,115
BBB	5,185	4,820	3,512	8,591	(10,297)	11,811	9,925
Non-investment grade	5,793	5,743	4,792	9,457	(8,660)	17,125	13,758

Total	$31,293	$36,912	$36,344	$87,210	$(117,959)	$73,800	$63,627

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. The table does not include listed derivatives and the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by the Credit Risk Management Department using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Owned at December 31, 2008(1)

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$1,928	$3,588	$6,235	$16,623	$(11,060)	$17,314	$15,849
AA	10,447	13,133	16,589	40,423	(63,498)	17,094	15,018
A	7,150	7,514	7,805	21,752	(31,025)	13,196	12,034
BBB	4,666	7,414	4,980	8,614	(6,571)	19,103	14,101
Non-investment grade	8,219	8,163	5,416	7,341	(12,597)	16,542	12,131

Total	$32,410	$39,812	$41,025	$94,753	$(124,751)	$83,249	$69,133

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. The table does not include listed derivatives and the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by the Credit Risk Management Department using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity as of March 31, 2009, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned at March 31, 2009

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(1)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$10,842	$24,492	$32,749	$84,574	$(103,328)	$49,329	$43,976
Foreign exchange forward contracts and options	5,376	1,554	224	47	(2,548)	4,653	4,102
Equity securities contracts (including equity swaps, warrants and options)	3,467	1,447	488	970	(4,340)	2,032	1,048
Commodity forwards, options and swaps	11,608	9,419	2,883	1,619	(7,743)	17,786	14,501

Total	$31,293	$36,912	$36,344	$87,210	$(117,959)	$73,800	$63,627

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased at March 31, 2009(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(2)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$6,565	$15,298	$22,283	$40,603	$(57,753)	$26,996
Foreign exchange forward contracts and options	3,656	1,167	292	102	(1,638)	3,579
Equity securities contracts (including equity swaps, warrants and options)	1,456	4,290	1,820	1,755	(5,910)	3,411
Commodity forwards, options and swaps	9,530	6,007	2,105	930	(7,806)	10,766

Total	$21,207	$26,762	$26,500	$43,390	$(73,107)	$44,752

(1)	Since these amounts are liabilities of the Company, they do not result in credit exposures.
(2)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral paid is netted on a counterparty basis, provided legal right of offset exists.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity as of December 31, 2008, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned at December 31, 2008

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(1)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$8,914	$22,965	$36,497	$91,468	$(107,667)	$52,177	$45,841
Foreign exchange forward contracts and options	8,465	2,363	320	68	(3,882)	7,334	6,409
Equity securities contracts (including equity swaps, warrants and options)	4,333	2,059	606	1,088	(4,991)	3,095	1,365
Commodity forwards, options and swaps	10,698	12,425	3,602	2,129	(8,211)	20,643	15,518

Total	$32,410	$39,812	$41,025	$94,753	$(124,751)	$83,249	$69,133

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased at December 31, 2008(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(2)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$8,547	$17,356	$24,777	$55,237	$(69,985)	$35,932
Foreign exchange forward contracts and options	7,355	1,660	377	159	(3,110)	6,441
Equity securities contracts (including equity swaps, warrants and options)	2,661	3,446	1,685	1,858	(6,149)	3,501
Commodity forwards, options and swaps	7,764	10,283	2,321	1,082	(8,302)	13,148

Total	$26,327	$32,745	$29,160	$58,336	$(87,546)	$59,022

(1)	Since these amounts are liabilities of the Company, they do not result in credit exposures.
(2)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral paid is netted on a counterparty basis, provided legal right of offset exists.

The Company’s derivatives (both listed and OTC), on a net of counterparty and cash collateral basis, as of March 31, 2009, December 31, 2008 and November 30, 2008 are summarized in the table below, showing the fair value of the related assets and liabilities by product category:

	At March 31, 2009		At December 31, 2008		At November 30, 2008
Product Type	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$49,417	$27,263	$52,391	$36,146	$55,247	$32,421
Foreign exchange forward contracts and options	4,653	3,454	7,334	6,425	11,284	11,272
Equity securities contracts (including equity swaps, warrants and options)	7,107	7,733	8,738	8,920	14,523	14,560
Commodity forwards, options and swaps	17,972	15,638	20,955	17,063	18,712	15,268

Total	$79,149	$54,088	$89,418	$68,554	$99,766	$73,521

Each category of derivative products in the above tables includes a variety of instruments, which can differ substantially in their characteristics. Instruments in each category can be denominated in U.S. dollars or in one or more non-U.S. currencies.

The Company determines the fair values recorded in the above tables using various pricing models. For a discussion of fair value as it affects the condensed consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part I, Item 2 and Notes 1 and 2 to the condensed consolidated financial statements.

Country Exposure.    As of March 31, 2009 and December 31, 2008, primarily based on the domicile of the counterparty, approximately 8% of the Company’s credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivatives contracts) was to emerging markets, and no one emerging market country accounted for more than 3% and 2%, respectively, of the Company’s credit exposure.

The Company defines emerging markets to include generally all countries that are not members of the Organization for Economic Co-operation and Development and includes as well the Czech Republic, Hungary, Korea, Mexico, Poland, the Slovak Republic and Turkey but excludes countries rated AA and Aa2 or above by Standard & Poor’s and Moody’s Investors Service, respectively.

The following tables show the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by country as of March 31, 2009 and December 31, 2008:

	Corporate Lending Exposure
Country	At March 31, 2009	At December 31, 2008
United States	67%	68%
United Kingdom	7	7
Germany	5	5
Other	21	20

Total	100%	100%

	OTC Derivative Products
Country	At March 31, 2009	At December 31, 2008
United States	36%	35%
Cayman Islands	13	10
United Kingdom	8	9
Italy	5	6
France	4	3
United Arab Emirates	4	3
Germany	3	3
Jersey	3	3
Ireland	3	2
Japan	2	3
Other	19	23

Total	100%	100%

Industry Exposure.    As of March 31, 2009, the Company’s material credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivatives contracts) was to entities engaged in the following industries: financial institutions, utilities, sovereign, insurance, consumer-related entities, telecommunications and transportation. As of December 31, 2008, the Company’s material credit exposure was to entities engaged in the following industries: financial institutions, utilities, sovereign, insurance, transportation, telecommunications and consumer-related entities.

The following tables show the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by industry as of March 31, 2009 and December 31, 2008:

	Corporate Lending Exposure
Industry	At March 31, 2009	At December 31, 2008
Utilities-related	14%	13%
Telecommunications	10	11
Consumer-related entities	10	10
Financial institutions	10	10
Technology-related industries	8	8
General industrials	7	7
Media-related entities	6	7
Healthcare-related entities	5	5
Energy-related entities	5	5
Other	25	24

Total	100%	100%

	OTC Derivative Products
Industry	At March 31, 2009	At December 31, 2008
Financial institutions	39%	38%
Sovereign entities	17	15
Insurance	15	13
Transportation-related entities	7	11
Utilities-related entities	7	6
Other	15	17

Total	100%	100%

Item 4.	Controls and Procedures.

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

FINANCIAL DATA SUPPLEMENT (Unaudited)

Average Balances and Interest Rates and Net Interest Revenue

	Three Months Ended March 31, 2009
	Average Balance(1)	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(2)	$175,625	$1,568	3.6%
Receivables from other loans	6,443	88	5.5
Interest bearing deposits with banks	80,366	113	0.6
Federal funds sold and securities purchased under agreements to resell and securities borrowed	224,589	444	0.8
Other	36,735	311	3.4

Total interest earning assets	$523,758	$2,524	2.0%

Non-interest earning assets	162,185

Total assets	$685,943

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Commercial paper and other short-term borrowings	$4,915	$37	3.1%
Deposits	55,503	150	1.1
Long-term debt	176,850	1,472	3.4
Financial instruments sold, not yet purchased(2)	53,144	—	—
Securities sold under agreements to repurchase and securities loaned	130,817	463	1.4
Other	118,046	253	0.9

Total interest bearing liabilities	$539,275	$2,375	1.8%

Non-interest bearing liabilities and shareholders’ equity	146,668

Total liabilities and shareholders’ equity	$685,943

Net interest revenues and net interest rate spread		$149	0.2%

(1)	The Company calculates its average balances based upon weekly amounts, except where weekly balances are unavailable, month-end balances are used.
(2)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest and dividends revenues.

Part II—Other Information

Item 1.	Legal Proceedings

In addition to the matters described in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (the “Form 10-K”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

IPO Allocation Matters.

On April 2, 2009, the parties to In re Initial Public Offering Securities Litigation filed a stipulation and agreement of settlement and a motion for preliminary approval of settlement in the U.S. District Court for the Southern District of New York (the “SDNY”).

On March 12, 2009, the U.S. District Court for the Western District of Washington (the “Western District of Washington”) granted motions to dismiss the shareholder derivative actions consolidated as In re Section 16(b) Litigation. In 30 of the cases, the Western District of Washington granted the issuer defendants’ motion to dismiss, without prejudice, for lack of standing based on the inadequacy of plaintiff’s pre-litigation demand to the issuers. In the remaining 24 cases, the Western District of Washington granted the underwriter defendants’ motion to dismiss, with prejudice, based on statute-of-limitations grounds. On March 31, 2009, plaintiffs filed a notice of appeal with respect to each case.

Residential Mortgage-related Matters.

The Company has been named as a defendant in several additional putative class action lawsuits brought under Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”), related to its role as a member of the syndicates that underwrote offerings of securities and mortgage pass through certificates for certain entities that have been exposed to subprime and other mortgage-related losses. In addition to the entities described in the Form 10-K, these putative class actions now include lawsuits related to the following entities: (i) Wells Fargo Asset Securities Corporation, pending in the U.S. District Court for the Northern District of California; (ii) General Electric Co., pending in the SDNY; (iii) Federal Home Loan Mortgage Company, pending in the SDNY; (iv) Prudential Financial, Inc., pending in the U.S. District Court for the District of New

Jersey; (v) Deutsche Bank AG, pending in the SDNY; (vi) Barclays Bank PLC, pending in the SDNY; (vii) Regions Financial Corporation, pending in the SDNY; and (viii) ING Groep NV, pending in the SDNY. The plaintiffs in these actions allege, among other things, that the registration statements and offering documents for the offerings at issue contained various material misstatements or omissions related to the extent to which the issuers were exposed to subprime and other mortgage related risks and other matters and seek various forms of relief, including class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. These cases are generally at an early stage and the Company’s exposure to potential losses in these cases and those cases described in the Form 10-K may be impacted by various factors including, among other things, the financial condition of the entities that issued the securities and mortgage pass through certificates at issue, the financial condition of co-defendants and the willingness and ability of the issuers to indemnify the underwriter defendants.

On December 8, 2008, the Company and the other underwriter defendants moved to dismiss the consolidated amended complaint in In Re Washington Mutual, Inc. Securities Litigation, pending in the Western District of Washington. Plaintiffs are asserting Securities Act claims on behalf of a purported class and allege, among other things, that there were materially false and misleading statements in the registration statements and other offering documents related to several offerings of debt and equity securities issued by Washington Mutual, Inc. between August 2006 and December 2007, and are seeking, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. The Company underwrote approximately $1.6 billion of the principal amount of the offerings at issue.

On February 9, 2009, the United States Judicial Panel on Multidistrict Litigation issued an order transferring the putative class actions against the Company and other financial institutions related to their role as alleged underwriters for securities issued by Lehman Brothers Holdings Inc. (“Lehman”), previously pending in the United States District Courts for the Western and Eastern Districts of Arkansas and the Eastern District of New York, to the SDNY, where they have been consolidated with other securities claims in the SDNY under the caption In re: Lehman Brothers Equity/Debt Securities Litigation. Plaintiffs are asserting Securities Act claims on behalf of a purported class and allege, among other things, that the registration statements and offering documents for certain Lehman offerings in 2007 and 2008 contained false and misleading statements and seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On April 27, 2009, the Company and the other underwriter defendants moved to dismiss these claims. The Company underwrote over $200 million of the principal amount of the offerings at issue.

On March 4, 2009, the Company and the other underwriter defendants removed a case styled IBEW Local 103 v. IndyMac MBS, Inc., from the Superior Court of California in Los Angeles to the U.S. District Court for the Central District of California (“CDC”). This case relates to the offerings of mortgage pass through certificates issued by seven trusts sponsored by affiliates of IndyMac Bancorp during 2006 and 2007. Plaintiffs are asserting Securities Act claims on behalf of a purported class and allege, among other things, that the registration statements and offering documents contained false and misleading information concerning the pools of residential loans backing these securitizations, and are seeking, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. The Company underwrote over $2.4 billion of the principal amount of the offerings at issue.

On January 23, 2009, the CDC ordered that Joel Stratte-McClure, et al. v. Morgan Stanley, et al., be transferred to the SDNY, where it is currently pending. Subject to certain exclusions, the amended complaint in this action seeks, among other relief, unspecified compensatory damages on behalf of a purported class of persons and entities who purchased shares of the Company’s stock during the period June 20, 2007 to December 19, 2007 and who suffered damages as a result of such purchases. On April 27, 2009, the Company filed a motion to dismiss the amended complaint.

On March 6, 2009, the CDC ordered that the case styled Public Employees’ Retirement System of Mississippi v. Morgan Stanley, et al. be transferred to the SDNY, where it is currently pending. Plaintiffs allege, among other things, that the registration statements and offering documents related to the offerings of over $8 billion in mortgage pass through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations, and are seeking, among other relief, unspecified compensatory and rescissionary damages, costs, interest and fees.

Auction Rate Securities Matters.

The plaintiffs in Jamail v. Morgan Stanley, et al, Bartholomew v. Morgan Stanley et al., and Miller v. Morgan Stanley & Co. Incorporated voluntarily dismissed each complaint without prejudice on February 13, February 27, and March 2, 2009, respectively.

On February 2, 2009, the consolidated shareholder derivative complaint, now styled In re Morgan Stanley & Co. Inc. Auction Rate Securities Derivative Litigation, was filed in the SDNY. On March 23, 2009, defendants filed a motion to dismiss the consolidated complaint.

China Matter.

As previously disclosed in the Company’s Current Report on Form 8-K dated February 9, 2009, the Company uncovered actions initiated by an employee based in China in an overseas real estate subsidiary that appear to have violated the Foreign Corrupt Practices Act. The Company terminated the employee, reported the activity to appropriate authorities and is continuing to investigate the matter.

Item 1A.	Risk Factors

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the one month period ended December 31, 2008 and quarterly period ended March 31, 2009.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (December 1, 2008—December 31, 2008)

Share Repurchase Program (A)	—	N/A	—	$1,560
Employee Transactions (B)	180,161	$16.07	N/A	N/A

Month #2 (January 1, 2009—January 31, 2009)

Share Repurchase Program (A)	—	N/A	—	$1,560
Employee Transactions (B)	360,504	$19.89	N/A	N/A

Month #3 (February 1, 2009—February 28, 2009)

Share Repurchase Program (A)	—	N/A	—	$1,560
Employee Transactions (B)	154,237	$20.45	N/A	N/A

Month #4 (March 1, 2009—March 31, 2009)

Share Repurchase Program (A)	—	N/A	—	$1,560
Employee Transactions (B)	176,660	$21.99	N/A	N/A

Total

Share Repurchase Program (A)	—	N/A	—	$1,560
Employee Transactions (B)	871,562	$19.62	N/A	N/A

(A)	On December 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $6 billion of the Company’s outstanding stock under a new share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date.
(B)	Includes: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee and director stock compensation plans) who exercised options; (2) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; and (3) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units. The Company’s employee and director stock compensation plans provide that the value of the shares withheld, delivered or attested shall be valued using the fair market value of the Company common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate. In addition, share purchases under such programs are in compliance with CPP restrictions. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Capital Management Policies” in Part I, Item 2 herein.

Item 4.	Submission of Matters to a Vote of Security Holders

Information regarding the submission of matters to a vote of security holders under Item 8.01 of the Company’s Current Report on Form 8-K dated February 9, 2009 is incorporated by reference herein.

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
Paul C. Wirth Controller and Principal Accounting Officer

Date: May 7, 2009

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended March 31, 2009

Exhibit No.	Description

4	Fifth Supplemental Senior Indenture dated as of April 1, 2009 between Morgan Stanley and The Bank of New York Mellon, as trustee (Supplemental to Senior Indenture dated November 1, 2004).

10.1	Amendment to Morgan Stanley 401(k) Plan, dated as of March 27, 2009.

10.2	Morgan Stanley Supplemental Executive Retirement and Excess Plan, amended and restated effective December 31, 2008.

10.3	Second Amended and Restated Employment Agreement dated as of December 16, 2008 between Morgan Stanley and John J. Mack.

10.4	Aircraft Time Sharing Agreement dated as of March 10, 2009 by and between Morgan Stanley Management Services II, Inc. and John J. Mack.

10.5	Amendment, dated as of December 16, 2008, to the agreement dated as of July 21, 2005, between Morgan Stanley and Thomas R. Nides, as subsequently amended on February 8, 2008.

10.6	Amendment, dated as of December 16, 2008, to the agreement between Morgan Stanley and Gary G. Lynch dated as of July 18, 2005, as subsequently amended on February 8, 2008.

10.7	Memorandum dated as of August 21, 2007 to Walid Chammah regarding Relocation from United States to London Office.

10.8	Form of Award Certificate for Discretionary Retention Awards of Stock Units.

10.9	Form of Award Certificate under the Morgan Stanley Compensation Incentive Plan.

11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 11 to the Condensed Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated May 7, 2009, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

E-1