Form 10-Q
period 2009-06-30
MORGAN STANLEY
filed 2009-08-07
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, there were 1,359,166,836 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2009

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

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

(unaudited)

	June 30, 2009	December 31, 2008	November 30, 2008
Assets
Cash and due from banks	$9,184	$13,354	$11,276
Interest bearing deposits with banks	25,822	65,316	67,378
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	21,643	24,039	25,446

Financial instruments owned, at fair value (approximately $78 billion, $73 billion and $62 billion were pledged to various parties at June 30, 2009, December 31, 2008 and November 30, 2008, respectively):

U.S. government and agency securities	63,717	28,012	20,251
Other sovereign government obligations	26,768	21,084	20,071
Corporate and other debt	87,802	87,294	88,484
Corporate equities	42,582	42,321	37,174
Derivative and other contracts	58,372	89,418	99,766
Investments	8,825	10,385	10,598
Physical commodities	3,343	2,126	2,204

Total financial instruments owned, at fair value	291,409	280,640	278,548
Securities received as collateral, at fair value	9,872	5,231	5,217
Federal funds sold and securities purchased under agreements to resell	121,799	122,709	106,419
Securities borrowed	107,853	88,052	85,785
Receivables:
Customers	28,410	29,265	31,294
Brokers, dealers and clearing organizations	5,098	6,250	7,259
Other loans	5,814	6,547	6,528
Fees, interest and other	11,348	7,258	7,034
Other investments	3,796	3,709	3,309
Premises, equipment and software costs (net of accumulated depreciation of $4,108, $3,073 and $3,003 at June 30, 2009, December 31, 2008 and November 30, 2008, respectively)	6,548	5,095	5,057
Goodwill	6,836	2,256	2,243
Intangible assets (net of accumulated amortization of $272, $208 and $200 at June 30, 2009, December 31, 2008 and November 30, 2008, respectively) (includes $173, $184 and $220 at fair value at June 30, 2009, December 31, 2008 and November 30, 2008, respectively)	5,553	906	947
Other assets	15,972	16,137	15,295

Total assets	$676,957	$676,764	$659,035

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

(dollars in millions, except share data)

(unaudited)

	June 30, 2009	December 31, 2008	November 30, 2008
Liabilities and Equity
Commercial paper and other short-term borrowings (includes $1,062, $1,246 and $1,412 at fair value at June 30, 2009, December 31, 2008 and November 30, 2008, respectively)	$3,030	$10,102	$10,483
Deposits (includes $9,171, $9,993 and $6,008 at fair value at June 30, 2009, December 31, 2008 and November 30, 2008, respectively)	62,382	51,355	42,755
Financial instruments sold, not yet purchased, at fair value:
U.S. government and agency securities	21,072	11,902	10,156
Other sovereign government obligations	17,244	9,511	9,360
Corporate and other debt	7,150	9,927	9,361
Corporate equities	21,649	16,840	16,547
Derivative and other contracts	43,435	68,554	73,521
Physical commodities	11	33	—

Total financial instruments sold, not yet purchased, at fair value	110,561	116,767	118,945
Obligation to return securities received as collateral, at fair value	9,872	5,231	5,217
Securities sold under agreements to repurchase	91,935	92,213	102,401
Securities loaned	18,002	14,580	14,821
Other secured financings, at fair value	10,148	12,539	12,527
Payables:
Customers	105,731	123,617	115,225
Brokers, dealers and clearing organizations	5,407	1,585	3,141
Interest and dividends	2,674	3,305	2,584
Other liabilities and accrued expenses	18,960	16,179	15,963
Long-term borrowings (includes $35,309, $30,766 and $28,830 at fair value at June 30, 2009, December 31, 2008 and November 30, 2008, respectively)	186,792	179,835	163,437

	625,494	627,308	607,499

Commitments and contingencies
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	9,597	19,168	19,155
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at June 30, 2009, December 31, 2008 and November 30, 2008;
Shares issued: 1,487,850,163 at June 30, 2009, 1,211,701,552 at December 31, 2008 and November 30, 2008;
Shares outstanding: 1,359,204,010 at June 30, 2009, 1,074,497,565 at December 31, 2008 and 1,047,598,394 at November 30, 2008	15	12	12
Paid-in capital	9,214	459	1,619
Retained earnings	34,245	36,154	38,096
Employee stock trust	4,163	4,312	3,901
Accumulated other comprehensive loss	(342)	(420)	(125)
Common stock held in treasury, at cost, $0.01 par value; 128,646,153 shares at June 30, 2009, 137,203,987 shares at December 31, 2008 and 164,103,158 shares at November 30, 2008	(6,143)	(6,620)	(7,926)
Common stock issued to employee trust	(4,163)	(4,312)	(3,901)

Total Morgan Stanley shareholders’ equity	46,586	48,753	50,831
Non-controlling interests	4,877	703	705

Total equity	51,463	49,456	51,536

Total liabilities and equity	$676,957	$676,764	$659,035

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenues:
Investment banking	$1,281	$1,288	$2,167	$2,259
Principal transactions:
Trading	1,971	2,094	3,062	4,888
Investments	(115)	(308)	(1,387)	(824)
Commissions	975	1,116	1,747	2,381
Asset management, distribution and administration fees	1,282	1,473	2,266	2,946
Other	505	315	836	1,224

Total non-interest revenues	5,899	5,978	8,691	12,874
Interest and dividends	1,393	9,196	3,917	21,906
Interest expense	1,881	9,063	4,251	20,851

Net interest	(488)	133	(334)	1,055

Net revenues	5,411	6,111	8,357	13,929

Non-interest expenses:
Compensation and benefits	3,875	3,108	5,911	6,911
Occupancy and equipment	376	325	715	614
Brokerage, clearing and exchange fees	290	421	559	891
Information processing and communications	317	300	603	605
Marketing and business development	127	196	244	391
Professional services	405	487	727	852
Other	640	388	1,125	776

Total non-interest expenses	6,030	5,225	9,884	11,040

(Losses) income from continuing operations before income taxes	(619)	886	(1,527)	2,889
(Benefit from) provision for income taxes	(333)	192	(1,037)	785

(Loss) income from continuing operations	(286)	694	(490)	2,104
Discontinued operations:
Gain from discontinued operations (including gain on disposal of $499 million in the three and six months ended June 30, 2009)	515	761	537	797
Provision for income taxes	196	296	204	310

Gain on discontinued operations	319	465	333	487

Net income (loss)	$33	$1,159	$(157)	$2,591
Net (loss) income applicable to non-controlling interests	$(116)	$16	$(129)	$35

Net income (loss) applicable to Morgan Stanley	$149	$1,143	$(28)	$2,556

(Losses) earnings applicable to Morgan Stanley common shareholders	$(1,256)	$1,062	$(1,834)	$2,374

Amounts applicable to Morgan Stanley:
(Losses) income from continuing operations	$(159)	$689	$(345)	$2,084
Net gain from discontinued operations after tax	308	454	317	472

Net income (loss) applicable to Morgan Stanley	$149	$1,143	$(28)	$2,556

(Losses) earnings per basic common share:
(Loss) income from continuing operations	$(1.37)	$0.61	$(2.00)	$1.86
Gain on discontinued operations	0.27	0.41	0.29	0.43

(Loss) earnings per basic common share	$(1.10)	$1.02	$(1.71)	$2.29

(Losses) earnings per diluted common share:
(Loss) income from continuing operations	$(1.37)	$0.61	$(2.00)	$1.85
Gain on discontinued operations	0.27	0.41	0.29	0.43

(Losses) earnings per diluted common share	$(1.10)	$1.02	$(1.71)	$2.28

Average common shares outstanding:
Basic	1,138,444,490	1,041,178,821	1,075,092,850	1,037,760,625

Diluted	1,138,444,490	1,044,720,912	1,075,092,850	1,041,873,895

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net income (loss)	$33	$1,159	$(157)	$2,591
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	118	(92)	58	(50)
Net change in cash flow hedges(2)	5	6	8	9
Amortization of net loss related to pension and postretirement benefits(3)	5	5	12	10
Amortization of prior service credit related to pension and postretirement benefits(4)	(1)	(1)	(3)	(2)

Comprehensive income (loss)	$160	$1,077	$(82)	$2,558
Net income (loss) applicable to non-controlling interests	(116)	16	(129)	35
Other comprehensive income (loss) applicable to non-controlling interests	(3)	(5)	(3)	(5)

Comprehensive income applicable to Morgan Stanley	$279	$1,066	$50	$2,528

(1)	Amounts are net of provision for (benefit from) income taxes of $(241) million and $(5) million for the quarters ended June 30, 2009 and June 30, 2008, respectively. Amounts are net of provision for (benefit from) income taxes of $(211) million and $(166) million for the six month periods ended June 30, 2009 and June 30, 2008, respectively.
(2)	Amounts are net of provision for (benefit from) income taxes of $2 million and $4 million for the quarters ended June 30, 2009 and June 30, 2008, respectively. Amounts are net of provision for (benefit from) income taxes of $4 million and $6 million for the six month periods ended June 30, 2009 and June 30, 2008, respectively.
(3)	Amounts are net of provision for income taxes of $5 million and $3 million for the quarters ended June 30, 2009 and June 30, 2008, respectively. Amounts are net of provision for income taxes of $9 million and $6 million for the six month periods ended June 30, 2009 and June 30, 2008, respectively.
(4)	Amounts are net of provision for (benefit from) income taxes of $(1) million for the quarter ended June 30, 2008. Amounts are net of provision for (benefit from) income taxes of $(1) million and $(2) million for the six month periods ended June 30, 2009 and June 30, 2008, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Six Months Ended June 30,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(157)	$2,591
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Compensation payable in common stock and options	627	1,279
Depreciation and amortization	363	238
(Gain) on business dispositions	(480)	(1,500)
Impairment charges	408	—
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	2,396	(6,357)
Financial instruments owned, net of financial instruments sold, not yet purchased	(16,344)	52,926
Securities borrowed	(19,801)	(31,718)
Securities loaned	3,422	(61,770)
Receivables and other assets	(2,462)	13,496
Payables and other liabilities	(10,073)	82,799
Federal funds sold and securities purchased under agreements to resell	910	(3,095)
Securities sold under agreements to repurchase	(278)	(13,668)

Net cash (used for) provided by operating activities	(41,469)	35,221

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Premises, equipment and software costs	(1,879)	(973)
Business acquisitions, net of cash acquired	(1,860)	(174)
Business dispositions	565	1,523

Net cash (used for) provided by investing activities	(3,174)	376

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) proceeds from:
Short-term borrowings	(7,072)	(10,206)
Derivatives financing activities	(71)	146
Other secured financings	(2,391)	2,529
Deposits	11,027	3,394
Excess tax benefits associated with stock-based awards	11	63
Net proceeds from:
Morgan Stanley public offerings of common stock	6,212	—
Issuance of common stock	29	264
Issuance of long-term borrowings	28,805	26,685
Payments for:
Repayments of long-term borrowings	(24,675)	(20,783)
Redemption of Series D Preferred Stock	(10,000)	—
Repurchases of common stock for employee tax withholding	(19)	(64)
Cash dividends	(1,078)	(626)

Net cash (used for) provided by financing activities	778	1,402

Effect of exchange rate changes on cash and cash equivalents	201	1,105

Net (decrease) increase in cash and cash equivalents	(43,664)	38,104
Cash and cash equivalents, at beginning of period	78,670	24,659

Cash and cash equivalents, at end of period	$35,006	$62,763

Cash and cash equivalents include:
Cash and due from banks	$9,184	$7,317
Interest bearing deposits with banks	25,822	55,446

Cash and cash equivalents, at end of period	$35,006	$62,763

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $4,631 million and $20,303 million for the six month periods ended June 30, 2009 and June 30, 2008, respectively.

Cash payments for income taxes were $181 million and $475 million for the six month periods ended June 30, 2009 and June 30, 2008, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

For the Six Months Ended June 30, 2009

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- controlling Interest	Total Equity
BALANCE AT DECEMBER 31, 2008	$19,168	$12	$459	$36,154	$4,312	$(420)	$(6,620)	$(4,312)	$703	$49,456
Net income (loss)	—	—	—	(28)	—	—	—	—	(129)	(157)
Dividends	—	—	—	(747)	—	—	—	—	(11)	(758)
Issuance of common stock	—	—	(176)	—	—	—	217	—	—	41
Repurchases of common stock	—	—	—	—	—	—	(19)	—	—	(19)
Morgan Stanley public offerings of common stock	—	3	6,209	—	—	—	—	—	—	6,212
Preferred stock extinguished and exchanged for common stock	(503)	—	705	(202)	—	—	—	—	—	—
Repurchase of Series D preferred stock	(9,068)	—	—	(932)	—	—	—	—	—	(10,000)
Gain on MSSB transaction	—	—	1,711	—	—	—	—	—	—	1,711
Compensation payable in common stock and options	—	—	333	—	(149)	—	279	149	—	612
Net excess tax benefits (shortfall) associated with stock-based awards	—	—	(27)	—	—	—	—	—	—	(27)
Net change in cash flow hedges	—	—	—	—	—	8	—	—	—	8
Pension and other postretirement adjustments.	—	—	—	—	—	9	—	—	—	9
Foreign currency translation adjustments	—	—	—	—	—	61	—	—	(3)	58
Increases in non-controlling interests related to MSSB transaction	—	—	—	—	—	—	—	—	4,533	4,533
Decreases in non-controlling interests related to disposition of a subsidiary	—	—	—	—	—	—	—	—	(229)	(229)
Other increases in non-controlling interests	—	—	—	—	—	—	—	—	13	13

BALANCE AT JUNE 30, 2009	$9,597	$15	$9,214	$34,245	$4,163	$(342)	$(6,143)	$(4,163)	$4,877	$51,463

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

For the Six Months Ended June 30, 2008

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Other Morgan Stanley Common Equity	Non- controlling Interest	Total Equity
BALANCE AT DECEMBER 31, 2007	$1,100	$12	$30,665	$1,571	$33,348
Net income	—	—	2,556	35	2,591
Dividends	—	—	(622)	(33)	(655)
Issuance of common stock	—	—	264	—	264
Repurchases of common stock	—	—	(64)	—	(64)
Net excess tax benefits associated with stock-based awards	—	—	(12)	—	(12)
Compensation payable in common stock and options	—	—	1,446	—	1,446
Employee tax withholdings and other	—	—	(4)	—	(4)
Net change in cash flow hedges	—	—	9	—	9
Pension and other postretirement adjustments	—	—	8	—	8
Foreign currency translation adjustments	—	—	(45)	(5)	(50)
Other	—	—	(60)	—	(60)
Increases in non-controlling interests related to sales of subsidiary’s shares by Morgan Stanley	—	—	—	66	66
Decreases in non-controlling interests related to disposition of a subsidiary	—	—	—	(514)	(514)
Other net increases in non-controlling interests	—	—	—	7	7

BALANCE AT JUNE 30, 2008	$1,100	$12	$34,141	$1,127	$36,380

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

A summary of the activities of each of the Company’s business segments is as follows:

Institutional Securities includes capital raising; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; corporate lending; sales, trading, financing and market-making activities in equity and fixed income securities and related products, including foreign exchange and commodities; and investment activities.

Global Wealth Management Group, which includes the Company’s 51% interest in Morgan Stanley Smith Barney Holdings LLC (“MSSB”), provides brokerage and investment advisory services covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; cash management services; retirement services; and trust and fiduciary services.

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

Discontinued Operations.

MSCI.    In May 2009, the Company divested all of its remaining ownership interest in MSCI Inc. (“MSCI”). The results of MSCI are reported as discontinued operations for all periods presented. The results of MSCI were formerly included in the continuing operations of the Institutional Securities business segment.

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

Consolidation.    The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest including

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

certain variable interest entities (“VIEs”). The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”) on January 1, 2009. Accordingly, for consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as non-controlling interests. The portion of net income attributable to non-controlling interests for such subsidiaries is presented as Net income (loss) applicable to non-controlling interests on the condensed consolidated statements of income, and the portion of the shareholders’ equity of such subsidiaries is presented as Non-controlling interests on the condensed consolidated statements of financial condition and condensed consolidated statements of changes in total equity.

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

For investments in entities in which the Company does not have a controlling financial interest but has significant influence over operating and financial decisions, the Company generally applies the equity method of accounting with net gains and losses recorded within Other revenues. Where the Company has elected to measure certain eligible investments at fair value in accordance with the fair value option net gains and losses are recorded within Principal transactions—investments (see Note 3).

Equity and partnership interests held by entities qualifying for accounting purposes as investment companies are carried at fair value.

The Company’s significant U.S. and international subsidiaries include Morgan Stanley & Co. Incorporated (“MS&Co.”), Morgan Stanley & Co. International plc (“MSIP”), Morgan Stanley Japan Securities Co., Ltd. (“MSJS”), Morgan Stanley Investment Advisors Inc. and MSSB.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Gains and losses on all of these financial instruments carried at fair value are reflected in Principal transactions—trading revenues, Principal transactions—investment revenues or Investment banking revenues in the condensed consolidated statements of income, except for derivatives accounted for as hedges (see “Hedge Accounting” section herein and Note 8). Interest income and expense and dividend income are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest and dividends are included as a component of the instruments’ fair value, interest and dividends are included within Principal transactions—trading revenues or Principal transactions—investment revenues. Otherwise, they are included within Interest and dividend income or Interest expense. The fair value of over-the-counter (“OTC”) financial instruments, including derivative contracts related to financial instruments and commodities, is presented in the accompanying condensed consolidated statements of financial condition on a net-by-counterparty basis, when appropriate. Additionally, the Company nets fair value of cash collateral paid or received against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Fair Value Option.    The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company applies the fair value option for eligible instruments, including certain loans and lending commitments, certain equity method investments, certain structured notes, certain junior subordinated debentures, certain time deposits and certain other secured financings.

Fair Value Measurement—Definition and Hierarchy.    Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches and establishes a hierarchy for inputs used in measuring fair value that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

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

The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3 (see Note 3). In addition, a downturn in market conditions could lead to further declines in the valuation of many instruments.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis.    Certain of the Company’s assets are measured at fair value on a non-recurring basis. The Company incurs impairment charges for any writedowns of these assets to fair value. A downturn in market conditions could result in impairment charges in future periods.

For assets and liabilities measured at fair value on a non-recurring basis, fair value is determined by using various valuation approaches. The same hierarchy as described above, which maximizes the use of observable inputs and minimizes the use of unobservable inputs by generally requiring that the observable inputs be used when available, is used in measuring fair value for these items.

For further information on financial assets and liabilities that are measured at fair value on a recurring and non-recurring basis, see Note 3.

Hedge Accounting.

The Company applies hedge accounting using various derivative financial instruments and non-U.S. dollar-denominated debt used to hedge interest rate and foreign exchange risk arising from assets and liabilities not held at fair value as part of asset and liability management. These derivative financial instruments are included within Financial instruments owned—Derivative and other contracts or Financial instruments sold, not yet purchased—Derivative and other contracts in the condensed consolidated statements of financial condition.

The Company’s hedges are designated and qualify for accounting purposes as one of the following types of hedges: hedges of changes in fair value of assets and liabilities due to the risk being hedged (fair value hedges),

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

and hedges of net investments in foreign operations whose functional currency is different from the reporting currency of the parent company (net investment hedges).

For further information on derivative instruments and hedging activities, see Note 8.

Condensed Consolidated Statements of Cash Flows.

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks, which are highly liquid investments with original maturities of three months or less and readily convertible to known amounts of cash. The Company’s significant non-cash activities include assets acquired of $10.5 billion and assumed liabilities, in connection with business acquisitions, of $3.2 billion in the six month period ended June 30, 2009. The six month period ended June 30, 2008 included assumed liabilities of $77 million. During the quarter ended June 30, 2008, the Company consolidated real estate limited partnership assets and liabilities of approximately $4.6 billion and $3.8 billion, respectively.

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

Earnings per Common Share.

Basic earnings per common share (“EPS”) is computed by dividing income available to Morgan Stanley common shareholders by the weighted average number of common shares outstanding for the period. Income available to Morgan Stanley common shareholders represents net income applicable to Morgan Stanley reduced by preferred stock dividends, amortization and the acceleration of discounts on preferred stock issued and allocations of earnings to participating securities. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities.

Effective October 13, 2008, as a result of the adjustment to Equity Units sold to a wholly owned subsidiary of China Investment Corporation Ltd. (“CIC”) (see Note 11), the Company calculates EPS in accordance with accounting guidance for determining EPS for participating securities. The accounting guidance for participating securities and the two-class method of calculating EPS addresses the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company along with common shareholders according to a predetermined formula. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to Morgan Stanley common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. The amount allocated to the participating securities is based upon the contractual terms of their respective contract and is reflected as a reduction to “Net income applicable to Morgan Stanley common shareholders” for both the Company’s basic and diluted EPS calculations (see Note 12). The two-class method does not impact the Company’s actual net income applicable to Morgan Stanley or other financial results. Unless contractually required by the terms of the participating securities, no losses are allocated to participating securities for purposes of the EPS calculation under the two-class method.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In June 2008, the FASB issued accounting guidance on whether share-based payment transactions are participating securities. This accounting guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method as described in the accounting guidance for calculating EPS. Under this accounting guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The accounting guidance on whether share-based payment transactions are participating securities became effective for the Company on January 1, 2009. All prior-period EPS data presented have been adjusted retrospectively. The adoption of FASB Staff Position Emerging Issues Task Force (“FSP EITF”) 03-6-1 reduced basic EPS by $0.07 and $0.15 for the quarter and six month period ended June 30, 2008, respectively, and reduced diluted EPS by $0.04 and $0.10 for the quarter and six month period ended June 30, 2008, respectively.

Goodwill and Intangible Assets.

Goodwill and indefinite-lived intangible assets are not amortized and are reviewed annually (or more frequently when certain events or circumstances exist) for impairment. Other intangible assets are amortized over their estimated useful lives and reviewed for impairment.

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

Transfers of Financial Assets and Repurchase Financing Transactions.    In February 2008, the FASB issued FSP Financial Accounting Standards (“FAS”) 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS No. 140-3”). The objective of FSP FAS No. 140-3 is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing. Under the guidance in FSP FAS No. 140-3, there is a presumption that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) for purposes of evaluation under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). If certain criteria are met, however, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. The adoption of FSP FAS 140-3 on December 1, 2008 did not have a material impact on the Company’s condensed consolidated financial statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Determination of the Useful Life of Intangible Assets.    In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 removes the requirement of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaced the previous useful-life assessment criteria with a requirement that an entity shall consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. The adoption of FSP FAS 142-3 on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial statements.

Instruments Indexed to an Entity’s Own Stock.    In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R) “Share-Based Payment”). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. The adoption of EITF No. 07-5 on January 1, 2009 did not change the classification or measurement of the Company’s financial instruments.

Disclosures about Postretirement Benefit Plan Assets.    In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP will be effective December 31, 2009 for the Company.

Guidance and Disclosures on Fair Value Measurements.    In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “APB 28-1”).

FSP FAS 157-4 provides additional application guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157, “Fair Value Measurements” states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company adopted FSP FAS 157-4 in the quarter ended June 30, 2009. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting” by requiring an entity to provide qualitative and

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

quantitative information on a quarterly basis about fair value estimates for any financial instruments not measured on the balance sheet at fair value. The Company adopted the disclosure requirements of FSP FAS 107-1 and APB 28-1 in the quarter ended June 30, 2009.

Subsequent Events.    In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company evaluates subsequent events through the date that the Company’s financial statements are issued, which is the date the Company files Quarterly Reports on Form 10-Q and its Annual Reports on Form 10-K with the Securities and Exchange Commission (“SEC”). The Company adopted SFAS No. 165 in the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s condensed consolidated financial statements.

Transfers of Financial Assets and Extinguishments of Liabilities and Consolidation of Variable Interest Entities.    In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS No. 166”), and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which change the way entities account for securitizations and special-purpose entities.

SFAS No. 166 amends SFAS No. 140 and will require additional disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a QSPE and changes the requirements for derecognizing financial assets.

SFAS No. 167 amends FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

The adoption of SFAS No. 166 and SFAS No. 167 may have a significant impact on the Company’s condensed consolidated financial statements as the Company may be required to consolidate QSPEs to which the Company has previously sold assets. In addition, the Company may also be required to consolidate other VIEs that are not currently consolidated or de-consolidate entities currently consolidated based on an analysis under the current accounting guidance. SFAS No. 166 and SFAS No. 167 will be effective for the Company on January 1, 2010.

FASB Accounting Standards CodificationTM.    In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. All existing accounting standard documents are superseded. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification does not change current GAAP. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company plans to adopt the Codification in the quarter ended September 30,

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

2009. The Company does not expect the adoption to have a material impact on the Company’s condensed consolidated financial statements. References to authoritative U.S. GAAP literature, however, in the Company’s financial statements, notes thereto and Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K will be updated to reflect new Codification references.

2.	Morgan Stanley Smith Barney Holdings LLC.

On May 31, 2009 (the “Closing Date”), the Company and Citigroup Inc. (“Citi”) consummated the previously announced combination of the Company’s Global Wealth Management Group and the businesses of Citi’s Smith Barney in the U.S., Quilter in the U.K., and Smith Barney Australia (“Smith Barney”). In addition to the Company’s contribution of respective businesses to MSSB, the Company paid Citi $2,755 million in cash. The combined businesses operate as Morgan Stanley Smith Barney Holdings LLC (“MSSB”), which the Company consolidates. Pursuant to the terms of the amended contribution agreement, certain businesses of Smith Barney and Morgan Stanley will be contributed to MSSB subsequent to May 31, 2009 (the “delayed contribution businesses”). Citi will own the delayed contribution businesses until they are transferred to MSSB and gains and losses from such businesses will be allocated to the Company’s and Citi’s respective share of MSSB’s gains and losses.

The Company owns 51% and Citi owns 49% of MSSB, with the Company appointing four directors to the MSSB board and Citi appointing two directors. As part of the acquisition, the Company has the option (i) following the third anniversary of the Closing Date to purchase a portion of Citi’s interest in MSSB representing 14% of the total outstanding MSSB interests, (ii) following the fourth anniversary of the Closing Date to purchase a portion of Citi’s interest in MSSB representing an additional 15% of the total outstanding MSSB interests and (iii) following the fifth anniversary of the Closing Date to purchase the remainder of Citi’s interest in MSSB. The Company may call all of Citi’s interest in MSSB upon a change in control of Citi. Citi may put all of its interest in MSSB to the Company upon a change in control of the Company or following the later of the sixth anniversary of the Closing Date and the one-year anniversary of the Company’s exercise of the call described in clause (ii) above. The purchase price for the call and put rights described above is the fair market value of the purchased interests determined pursuant to an appraisal process.

Pursuant to the amended contribution agreement, dated as of May 29, 2009, and the Managed Futures Contribution and Interest Purchase Agreement, dated as of July 31, 2009, Citi contributed its managed futures business and certain related proprietary trading positions to MSSB on July 31, 2009, and the Company paid Citi approximately $300 million in connection with this transfer. The Company accounted for this transaction using the acquisition method of accounting. As this acquisition was recently completed, the Company is in the process of valuing the assets acquired and liabilities assumed.

As of May 31, 2009, the Company includes MSSB in its condensed consolidated financial statements. The results of MSSB are included within the Global Wealth Management Group business segment. See Note 11 for further information on MSSB.

The Company accounted for the transaction using the acquisition method of accounting. The fair value of the total consideration transferred to Citi amounted to approximately $6,087 million and the preliminary fair value of Citi’s equity in MSSB was approximately $3,973 million. The acquisition method of accounting prescribes the full goodwill method even in business combinations in which the acquirer holds less than 100% of the equity interests in the acquiree at acquisition date. Accordingly, the full fair value of Smith Barney was allocated to the fair value of assets acquired and liabilities assumed to derive the preliminary goodwill amount of approximately

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

$5,029 million, which represents synergies of combining the two businesses. The Company is still finalizing the valuation of the intangible assets and the fair value of the Company’s contributed businesses into MSSB. When finalized, the amount of total consideration transferred, non-controlling interest, intangible assets and acquisition-related goodwill could change.

The following table summarizes the preliminary allocation of the purchase price to the net assets of Smith Barney as of May 31, 2009 (dollars in millions).

Total fair value of consideration transferred	$6,087
Total fair value of non-controlling interest	3,973

Total fair value of Smith Barney(1)	10,060
Total fair value of net assets acquired	5,031

Preliminary acquisition-related goodwill(2)	$5,029

(1)	Total fair value of Smith Barney is inclusive of control premium.
(2)	Goodwill is recorded within the Global Wealth Management business segment. The Company is currently evaluating the amount of goodwill deductible for tax purposes.

Condensed statement of assets acquired and liabilities assumed.    The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date. The allocation of the purchase price is preliminary and subject to further adjustment as the valuation of certain intangible assets is still in process.

At May 31, 2009
(dollars in millions)
Assets
Cash and due from banks	$895
Financial instruments owned	22
Receivables	1,891
Intangible assets	4,890
Other assets	531

Total assets acquired	$8,229
Liabilities
Financial instrument sold, not yet purchased	76
Long-term borrowings	2,320
Other liabilities and accrued expenses	802

Total liabilities assumed	3,198

Net assets acquired	$5,031

In addition, the Company recorded a receivable of approximately $1.1 billion relating to the fair value of the Smith Barney delayed contribution businesses as of May 31, 2009 from Citi. Such amount is presented in the condensed consolidated statements of financial condition as a reduction from Non-controlling interests.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Amortizable intangible assets include the following as of May 31, 2009:

	At May 31, 2009 (dollars in millions)	Estimated useful life (in years)
Customer relationships	$4,000	15
Technology	411	5
Research	176	5
Intangible lease asset	24	1-10

Total	$4,611

The Company also recorded an indefinite-lived intangible asset of approximately $279 million related to the Smith Barney trade name.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Pro forma condensed combined financial information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the closing of MSSB had been completed on January 1, 2009 and January 1, 2008 (dollars in millions, except share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net revenues	$6,972	$8,233	$11,581	$18,135
Total non-interest expenses	7,414	7,271	12,817	14,839

(Losses) income from continuing operations before income taxes	(442)	962	(1,236)	3,296
(Benefit from) provision for income taxes	(301)	207	(984)	864

(Loss) income from continuing operations	(141)	755	(252)	2,432
Discontinued operations:
Gain from discontinued operations	515	761	537	797
Provision for income taxes	196	296	204	310

Gain on discontinued operations	319	465	333	487

Net income (loss)	$178	$1,220	$81	$2,919
Net (loss) income applicable to non-controlling interests	$(19)	$65	$(4)	$122

Net income (loss) applicable to Morgan Stanley	$197	$1,155	$85	$2,797

Earnings (losses) applicable to Morgan Stanley common shareholders	$(1,208)	$1,074	$(1,721)	$2,601

Amounts applicable to Morgan Stanley:
(Losses) income from continuing operations	$(111)	$701	$(232)	$2,325
Net gain from discontinued operations after tax	308	454	317	472

Net income (loss) applicable to Morgan Stanley	$197	$1,155	$85	$2,797

(Losses) earnings per basic common share:
(Loss) income from continuing operations	$(1.33)	$0.62	$(1.90)	$2.08
Gain on discontinued operations	0.27	0.41	0.29	0.43

(Loss) earnings per basic common share	$(1.06)	$1.03	$(1.61)	$2.51

(Losses) earnings per diluted common share:
(Loss) income from continuing operations	$(1.33)	$0.62	$(1.90)	$2.07
Gain on discontinued operations	0.27	0.41	0.29	0.43

(Losses) earnings per diluted common share	$(1.06)	$1.03	$(1.61)	$2.50

The unaudited pro forma condensed combined financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company had the closing of MSSB been completed, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma combined financial information for the quarters and six month periods ended June 30, 2009 and June 30, 2008, were pro forma adjustments to reflect the results of operations of Smith Barney as well as the impact of amortizing certain purchase accounting adjustments such as intangible assets. The pro forma condensed financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of current market conditions, expense efficiencies or other factors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

3.	Fair Value Disclosures.

Fair Value Measurements.

A description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased

U.S. Government and Agency Securities

•

U.S. Treasury Securities.    U.S. treasury securities are valued using quoted market prices. Valuation adjustments are not applied. Accordingly, U.S. treasury securities are generally categorized in Level 1 of the fair value hierarchy.

•

U.S. Agency Securities.    U.S. agency securities are comprised of two main categories consisting of agency issued debt and mortgage pass-throughs. Non-callable agency issued debt securities are generally valued using quoted market prices. Callable agency issued debt securities are valued by benchmarking model-derived prices to quoted market prices and trade data for identical or comparable securities. Mortgage pass-throughs include certain To-be-announced (“TBA”) securities and mortgage pass-through pools. TBA securities are generally valued using quoted market prices or are benchmarked thereto. Fair value of mortgage pass-through pools are model driven with respect to spreads of the comparable TBA security. Actively traded non-callable agency issued debt securities and TBA securities are categorized in Level 1 of the fair value hierarchy. Callable agency issued debt securities and mortgage pass-through certificates are generally categorized in Level 2 of the fair value hierarchy.

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

Corporate and Other Debt

•

State and Municipal Securities.    The fair value of state and municipal securities is estimated using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rates, bond or credit default swap spreads and volatility. These bonds are generally categorized in Level 2 of the fair value hierarchy.

•

Residential Mortgage-Backed Securities (“RMBS”), Commercial Mortgage-Backed Securities (“CMBS”), and other Asset-Backed Securities (“ABS”).    RMBS, CMBS and other ABS may be valued based on external price or spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable bonds. Valuation levels of RMBS and CMBS indices are used as an additional data point for benchmarking purposes or to price outright index positions.

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

RMBS, CMBS and other ABS, including retained interests in these securitized financial assets, are categorized in Level 3 if external prices or spread inputs are unobservable or if the comparability

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

assessment involves significant subjectivity related to property type differences, cash flows, performance and other inputs; otherwise, they are categorized in Level 2 of the fair value hierarchy.

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

•

Collateralized Debt Obligations (“CDOs”).    The Company holds CDOs where the collateral primarily is synthetic and references either a basket credit default swap or CDO-squared. The correlation input between reference credits within the collateral is unobservable and is benchmarked to standardized proxy baskets for which correlation data are available. The other model inputs such as credit spreads, interest rates and recovery rates are observable. CDOs are categorized in Level 2 of the fair value hierarchy when the correlation input is insignificant. In instances where the correlation input is deemed to be significant, these instruments are categorized in Level 3 of the fair value hierarchy.

•

Corporate Loans and Lending Commitments.    The fair value of corporate loans is estimated using recently executed transactions, market price quotations (where observable) and market observable credit default swap spread levels adjusted for any basis difference between cash and derivative instruments, along with proprietary valuation models and default recovery analysis where such transactions and quotations are unobservable. The fair value of contingent corporate lending commitments is estimated by using executed transactions on comparable loans and the anticipated market price based on pricing indications from syndicate banks and customers. The valuation of these commitments also takes into account certain fee income. Corporate loans and lending commitments are generally categorized in Level 2 of the fair value hierarchy; in instances where prices or significant spread inputs are unobservable, they are categorized in Level 3 of the hierarchy.

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

•

Auction Rate Securities (“ARS”).    The Company primarily holds investments in Student Loan Auction Rate Securities (“SLARS”) and Municipal Auction Rate Securities (“MARS”) with interest rates that are reset through periodic auctions. SLARS are ABS backed by pools of student loans. MARS are municipal bonds often wrapped by municipal bond insurance. ARS were historically traded and valued as floating rate notes, priced at par due to the auction mechanism. Beginning in fiscal 2008, uncertainties in the credit markets have resulted in auctions failing for certain types of ARS. Once the auctions failed, ARS could no longer be valued using observations of auction market prices. Accordingly, the fair value of ARS is determined using independent external market data where available and an internally developed methodology to discount for the lack of liquidity and non-performance risk in the current market environment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Inputs that impact the valuation of SLARS are the underlying collateral types, amount of leverage in each structure, credit rating and liquidity considerations. Inputs that impact the valuation of MARS are independent external market data, the maximum rate, quality of underlying issuers/insurers and evidence of issuer calls. MARS are generally categorized in Level 2 as the valuation technique relies on observable external data. The majority of SLARS are generally categorized in Level 3 of the fair value hierarchy.

In the fair value hierarchy tables below, SLARS are presented within ABS and MARS are presented within state and municipal securities.

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

Other derivative products include complex products that have become illiquid, require more judgment in the implementation of the valuation technique applied due to the complexity of the valuation assumptions and the reduced observability of inputs. This includes derivative interests in certain mortgage-related CDO securities, basket credit default swaps, CDO-squared positions and certain types of ABS credit default swaps where direct trading activity or quotes are unobservable. These instruments involve significant unobservable inputs and are categorized in Level 3 of the fair value hierarchy.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

For further information on derivative instruments and hedging activities, see Note 8.

Investments

•

Investments in Private Equity, Real Estate and Hedge Funds.    The Company’s investments include direct private equity investments and investments in private equity funds, real estate funds and hedge funds. Initially, the transaction price is generally considered by the Company as the exit price and is the Company’s best estimate of fair value. Thereafter, valuation is based on an assessment of each underlying investment, considering rounds of financing and third-party transactions, expected cash flows and market-based information, including comparable company transactions, trading multiples and changes in market outlook, among other factors. In determining the fair value of externally managed funds, the Company also considers the net asset value of the fund provided by the fund manager. These nonpublic investments are included in Level 3 of the fair value hierarchy because, due to infrequent trading, exit prices tend to be unobservable and reliance is placed on the above methods.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, December 31, 2008 and November 30, 2008. See Note 1 for a discussion of the Company’s policies regarding this fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2009

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at June 30, 2009
	(dollars in millions)
Assets
Financial instruments owned:
U.S. Treasury securities	$14,035	$347	$—	$—	$14,382
U.S. agency securities	24,016	25,291	28	—	49,335

Total U.S. government and agency securities	38,051	25,638	28	—	63,717

Other sovereign government obligations	21,577	5,188	3	—	26,768
State and municipal securities	—	2,856	1,705	—	4,561
Residential mortgage-backed securities	—	2,682	820	—	3,502
Commercial mortgage-backed securities	—	1,439	1,506	—	2,945
Asset-backed securities	—	2,558	1,827	—	4,385
Corporate bonds	—	30,020	2,449	—	32,469
Collateralized debt obligations	—	1,368	508	—	1,876
Loans and lending commitments	—	13,065	19,436	—	32,501
Other debt	—	4,074	1,489	—	5,563

Total corporate and other debt(1)	—	58,062	29,740	—	87,802
Corporate equities(2)	37,582	3,899	1,101	—	42,582
Derivative and other contracts(3)	3,599	112,886	19,779	(77,892)	58,372
Investments	438	215	8,172	—	8,825
Physical commodities	—	3,343	—	—	3,343

Total financial instruments owned	101,247	209,231	58,823	(77,892)	291,409
Securities received as collateral	9,327	528	17	—	9,872
Intangible assets(4)	—	—	173	—	173

Liabilities
Commercial paper and other short-term borrowings	$—	$1,062	$—	$—	$1,062
Deposits	—	9,171	—	—	9,171
Financial instruments sold, not yet purchased:
U.S. Treasury securities	18,877	416	—	—	19,293
U.S. agency securities	1,379	400	—	—	1,779

Total U.S. government and agency securities	20,256	816	—	—	21,072
Other sovereign government obligations	15,805	1,439	—	—	17,244
State and municipal securities	—	6	—	—	6
Commercial mortgage-backed securities	—	—	4	—	4
Asset-backed securities	—	—	4	—	4
Corporate bonds	16	3,281	132	—	3,429
Collateralized debt obligations	—	2	—	—	2
Unfunded lending commitments	—	1,170	303	—	1,473
Other debt	—	2,146	86	—	2,232

Total corporate and other debt	16	6,605	529	—	7,150
Corporate equities(2)	19,610	2,017	22	—	21,649
Derivative and other contracts(3)	6,297	70,896	7,173	(40,931)	43,435
Physical commodities	—	11	—	—	11

Total financial instruments sold, not yet purchased	61,984	81,784	7,724	(40,931)	110,561
Obligation to return securities received as collateral	9,327	528	17	—	9,872
Other secured financings(1)	19	5,666	4,463	—	10,148
Long-term borrowings	—	29,409	5,900	—	35,309

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(1)	Approximately $6.6 billion of assets is included in Corporate and other debt and approximately $5.3 billion of related liabilities is included in Other secured financings related to consolidated VIEs or non-consolidated VIEs (in the cases where the assets were transferred by the Company to the VIE and the transfers were accounted for as secured financings). The Company cannot unilaterally remove the assets from the VIEs as these assets are not generally available to the Company. The related liabilities issued by these VIEs are non-recourse to the Company. Approximately $6.1 billion of these assets and approximately $4.1 billion of these liabilities are included in Level 3 of the fair value hierarchy. See Note 5 for additional information on consolidated and non-consolidated VIEs, including retained interests in these entities that the Company holds.
(2)	The Company holds or sells short for trading purposes, equity securities issued by entities in diverse industries and size.
(3)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 8.
(4)	Amount represents mortgage servicing rights (“MSRs”) accounted for at fair value. See Note 5 for further information on MSRs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2008
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$10,150	$17,735	$127	$—	$28,012
Other sovereign government obligations	16,118	4,965	1	—	21,084
Corporate and other debt(1)	99	52,277	34,918	—	87,294
Corporate equities	37,807	3,538	976	—	42,321
Derivative and other contracts(2)	1,069	156,224	37,711	(105,586)	89,418
Investments	417	270	9,698	—	10,385
Physical commodities	—	2,126	—	—	2,126

Total financial instruments owned	65,660	237,135	83,431	(105,586)	280,640
Securities received as collateral	4,623	578	30	—	5,231
Intangible assets(3)	—	—	184	—	184

Liabilities
Commercial paper and other short-term borrowings	$—	$1,246	$—	$—	$1,246
Deposits	—	9,993	—	—	9,993
Financial instruments sold, not yet purchased:
U.S. government and agency securities	11,133	769	—	—	11,902
Other sovereign government obligations	7,303	2,208	—	—	9,511
Corporate and other debt	17	6,102	3,808	—	9,927
Corporate equities	15,064	1,749	27	—	16,840
Derivative and other contracts(2)	3,886	118,432	14,329	(68,093)	68,554
Physical commodities	—	33	—	—	33

Total financial instruments sold, not yet purchased	37,403	129,293	18,164	(68,093)	116,767
Obligation to return securities received as collateral	4,623	578	30	—	5,231
Other secured financings(1)	—	6,391	6,148	—	12,539
Long-term borrowings	—	25,293	5,473	—	30,766

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(1)	Approximately $8.9 billion of assets is included in Corporate and other debt and approximately $7.9 billion of related liabilities is included in Other secured financings related to consolidated VIEs or non-consolidated VIEs (in the cases where the assets were transferred by the Company to the VIE and the transfers were accounted for as secured financings). The Company cannot unilaterally remove the assets from the VIEs; these assets are not generally available to the Company. The related liabilities issued by these VIEs are non-recourse to the Company. Approximately $8.1 billion of these assets and approximately $5.9 billion of these liabilities are included in Level 3 of the fair value hierarchy. See Note 5 for additional information on consolidated and non-consolidated VIEs, including retained interests in these entities that the Company holds.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 8.
(3)	Amount represents MSRs accounted for at fair value. See Note 5 for further information on MSRs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of November 30, 2008

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at November 30, 2008
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$5,930	$14,115	$206	$—	$20,251
Other sovereign government obligations	9,148	10,920	3	—	20,071
Corporate and other debt(1)	47	53,977	34,460	—	88,484
Corporate equities	32,519	3,748	907	—	37,174
Derivative and other contracts(2)	2,478	150,033	40,852	(93,597)	99,766
Investments	536	330	9,732	—	10,598
Physical commodities	2	2,202	—	—	2,204

Total financial instruments owned	50,660	235,325	86,160	(93,597)	278,548
Securities received as collateral	4,402	800	15	—	5,217
Intangible assets(3)	—	—	220	—	220

Liabilities
Commercial paper and other short-term borrowings	$—	$1,412	$—	$—	$1,412
Deposits	—	6,008	—	—	6,008
Financial instruments sold, not yet purchased:
U.S. government and agency securities	9,474	682	—	—	10,156
Other sovereign government obligations	5,140	4,220	—	—	9,360
Corporate and other debt	18	5,400	3,943	—	9,361
Corporate equities	16,418	108	21	—	16,547
Derivative and other contracts(2)	5,509	115,621	13,228	(60,837)	73,521

Total financial instruments sold, not yet purchased	36,559	126,031	17,192	(60,837)	118,945
Obligation to return securities received as collateral	4,402	800	15	—	5,217
Other secured financings(1)	—	6,780	5,747	—	12,527
Long-term borrowings	—	23,413	5,417	—	28,830

(1)

Approximately $9.0 billion of assets is included in Corporate and other debt and approximately $7.2 billion of related liabilities is included in Other secured financings related to consolidated VIEs or non-consolidated VIEs (in the cases where the assets were

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

transferred by the Company to the VIE and the transfers were accounted for as secured financings). The Company cannot unilaterally remove the assets from the VIEs; these assets are not generally available to the Company. The related liabilities issued by these VIEs are non-recourse to the Company. Approximately $7.7 billion of these assets and approximately $5.0 billion of these liabilities are included in Level 3 of the fair value hierarchy. See Note 5 for additional information on consolidated and non-consolidated VIEs, including retained interests in these entities that the Company holds.

(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 8.
(3)	Amount represents MSRs accounted for at fair value. See Note 5 for further information on MSRs.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and six month periods ended June 30, 2009 and June 30, 2008. Level 3 instruments may be offset with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains or (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains or (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories. Additionally, both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The following tables reflect gains or (losses) for all assets and liabilities categorized as Level 3 for the quarters and six month periods ended June 30, 2009 and June 30, 2008, respectively. For assets and liabilities that were transferred into Level 3 during the period, gains or (losses) are presented as if the assets or liabilities had been transferred into Level 3 as of the beginning of the period; similarly, for assets and liabilities that were transferred out of Level 3 during the period, gains or (losses) are presented as if the assets or liabilities had been transferred out as of the beginning of the period.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2009

	Beginning Balance at March 31, 2009	Total Realized and Unrealized Gains or (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at June 30, 2009	Unrealized Gains or (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2009(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. agency securities	$17	$(1)	$12	$—	$28	$—
Other sovereign government obligations	2	—	—	1	3	—
State and municipal securities	1,887	25	(207)	—	1,705	(7)
Residential mortgage-backed securities	988	(16)	(41)	(111)	820	(15)
Commercial mortgage-backed securities	2,443	(215)	(680)	(42)	1,506	(204)
Asset-backed securities	4,519	108	(2,961)	161	1,827	30
Corporate bonds	2,370	(39)	161	(43)	2,449	(180)
Collateralized debt obligations	972	88	(236)	(316)	508	49
Loans and lending commitments	17,108	630	48	1,650	19,436	570
Other debt	1,201	256	33	(1)	1,489	245

Total corporate and other debt	31,488	837	(3,883)	1,298	29,740	488
Corporate equities	946	366	(302)	91	1,101	(172)
Net derivative and other contracts(3)	16,521	(3,510)	(1,098)	693	12,606	(3,101)
Investments	8,834	(166)	(487)	(9)	8,172	(97)
Securities received as collateral	3	—	14	—	17	—
Intangible assets	159	14	—	—	173	13

Liabilities
Financial instruments sold, not yet purchased:
Commercial mortgage-backed securities	$4	$—	$—	$—	$4	$—
Asset-backed securities	1,636	109	(1,523)	—	4	108
Corporate bonds	58	(11)	63	—	132	(9)
Collateralized debt obligations	16	1	(15)	—	—	—
Unfunded lending commitments	208	(134)	(37)	(2)	303	(128)
Other debt	28	(4)	54	—	86	(1)

Total corporate and other debt	1,950	(39)	(1,458)	(2)	529	(30)
Corporate equities	74	(26)	(83)	5	22	(12)
Obligation to return securities received as collateral	3	—	14	—	17	—
Other secured financings	4,264	52	20	231	4,463	52
Long-term borrowings	5,671	(224)	1	4	5,900	(224)

(1)	Total realized and unrealized gains or (losses) are primarily included in Principal transactions—trading in the condensed consolidated statements of income except for $(166) million related to Financial instruments owned—investments, which is included in Principal transactions—investments.
(2)	Amounts represent unrealized gains or (losses) for the quarter ended June 30, 2009 related to assets and liabilities still outstanding at June 30, 2009.
(3)	Net derivative and other contracts represent Financial instruments owned—derivative and other contracts net of Financial instruments sold, not yet purchased—derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 8.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Financial instruments owned—Corporate and other debt.    The net gains in Corporate and other debt were primarily driven by corporate loans.

During the quarter ended June 30, 2009, the Company reclassified approximately $1.3 billion of certain Corporate and other debt from Level 2 to Level 3. The reclassifications were primarily related to certain corporate loans. The reclassifications were due to a reduction in market price quotations for these or comparable instruments, or a lack of available broker quotes, such that unobservable inputs had to be utilized for the fair value measurement of these instruments. The key unobservable inputs include assumptions to establish comparability to bonds, loans or swaps with observable price/spread levels.

Financial instruments owned—Net derivative and other contracts.    The net losses in Net derivative and other contracts were primarily driven by tightening of credit spreads on underlying reference entities of single name and basket credit default swaps.

During the quarter ended June 30, 2009, the Company reclassified approximately $700 million of certain Derivatives and other contracts from Level 2 to Level 3. These reclassifications of certain Derivatives and other contracts were related to interest rate swaps and bespoke basket default swaps, for which some inputs were unobservable and deemed significant.

Financial instruments owned—Investments.    The net losses from investments were primarily related to investments associated with the Company’s real estate products.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2008

	Beginning Balance at March 31, 2008	Total Realized and Unrealized Gains or (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at June 30, 2008	Unrealized Gains or (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2008(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$438	$(37)	$(91)	$(38)	$272	$(27)
Other sovereign government obligations	25	(2)	(18)	(3)	2	—
Corporate and other debt	38,241	(1,527)	(4,113)	1,438	34,039	(1,809)
Corporate equities	1,547	(2)	(98)	(159)	1,288	(14)
Net derivative and other contracts(3)	12,749	(272)	2,791	885	16,153	(121)
Investments	11,866	(137)	609	148	12,486	(189)
Securities received as collateral	27	—	(25)	—	2	—
Intangible assets	4	—	—	—	4	—

Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt	$908	$221	$472	$50	$1,209	$274
Corporate equities	514	(184)	(405)	(232)	61	(182)
Obligation to return securities received as collateral	27	—	(25)	—	2	—
Other secured financings	7,241	977	1,684	1,169	9,117	977
Long-term borrowings	5,834	100	(60)	—	5,674	97

(1)	Total realized and unrealized gains or (losses) are primarily included in Principal transactions—trading in the condensed consolidated statements of income except for $(137) million related to Financial instruments owned—investments, which is included in Principal transactions—investments.
(2)	Amounts represent unrealized gains or (losses) for the quarter ended June 30, 2008 related to assets and liabilities still outstanding at June 30, 2008.
(3)	Net derivative and other contracts represent Financial instruments owned—derivative and other contracts net of Financial instruments sold, not yet purchased—derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 8.

Financial instruments owned—Corporate and other debt.    The net losses from Corporate and other debt were primarily driven by certain mortgage-related products.

The sales of Corporate and other debt were primarily related to whole loans and CMBS.

During the quarter ended June 30, 2008, the Company reclassified certain Corporate and other debt from Level 2 to Level 3 because certain significant inputs for the fair value measurement became unobservable. These reclassifications included transfers primarily related to certain mortgage-related products and corporate loans and lending commitments.

Financial instruments owned—Net derivative and other contracts.    The Company reclassified certain OTC derivatives from Level 2 to Level 3. The reclassifications primarily related to tranche-indexed credit default swaps. The reclassifications were due to a reduction in the availability of transaction data and broker quotes.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2009

	Beginning Balance at December 31, 2008	Total Realized and Unrealized Gains or (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at June 30, 2009	Unrealized Gains or (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2009(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. agency securities	$127	$(3)	$(73)	$(23)	$28	$—
Other sovereign government obligations	1	2	(4)	4	3	(2)
State and municipal securities	2,065	3	(289)	(74)	1,705	(8)
Residential mortgage-backed securities	1,251	(93)	(156)	(182)	820	(111)
Commercial mortgage-backed securities	3,130	(609)	(1,035)	20	1,506	(634)
Asset-backed securities	968	(42)	505	396	1,827	(85)
Corporate bonds	3,088	(318)	(74)	(247)	2,449	(508)
Collateralized debt obligations	982	(21)	(202)	(251)	508	(66)
Loans and lending commitments	19,701	(1,898)	533	1,100	19,436	(1,786)
Other debt	3,733	340	(927)	(1,657)	1,489	292

Total corporate and other debt	34,918	(2,638)	(1,645)	(895)	29,740	(2,906)
Corporate equities	976	332	(365)	158	1,101	(201)
Net derivative and other contracts(3)	23,382	(2,346)	100	(8,530)	12,606	229
Investments	9,698	(1,484)	13	(55)	8,172	(1,372)
Securities received as collateral	30	—	(13)	—	17	—
Intangible assets	184	(12)	1	—	173	13

Liabilities
Financial instruments sold, not yet purchased:
Commercial mortgage-backed securities	$1	$1	$4	$—	$4	$1
Asset-backed securities	4	1	1	—	4	—
Corporate bonds	320	(9)	(101)	(96)	132	(9)
Unfunded lending commitments	36	(131)	136	—	303	(131)
Other debt	3,447	1	(935)	(2,425)	86	2

Total corporate and other debt	3,808	(137)	(895)	(2,521)	529	(137)
Corporate equities	27	(8)	(5)	(8)	22	(8)
Obligation to return securities received as collateral	30	—	(13)	—	17	—
Other secured financings	6,148	1,143	(628)	86	4,463	1,143
Long-term borrowings	5,473	(337)	83	7	5,900	(354)

(1)	Total realized and unrealized gains or (losses) are primarily included in Principal transactions—trading in the condensed consolidated statements of income except for $(1,484) million related to Financial instruments owned—investments, which is included in Principal transactions—investments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(2)	Amounts represent unrealized gains or (losses) for the quarter ended June 30, 2009 related to assets and liabilities still outstanding at June 30, 2009.
(3)	Net derivative and other contracts represent Financial instruments owned—derivative and other contracts net of Financial instruments sold, not yet purchased—derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 8.

Financial instruments owned—Corporate and other debt.    The net losses in Corporate and other debt were primarily driven by certain corporate loans and lending commitments and certain commercial mortgage-backed securities.

During the six month period ended June 30, 2009, the Company reclassified approximately $0.9 billion of certain Corporate and other debt from Level 3 to Level 2. The reclassifications were primarily related to certain other debt. Their fair value was highly correlated with similar instruments in an observable market and, due to market deterioration, unobservable inputs were no longer deemed significant. These reclassifications were partly offset by the reclassification of certain corporate loans from Level 2 to Level 3. The reclassifications were due to a reduction in market price quotations for these or comparable instruments, or a lack of available broker quotes, such that unobservable inputs had to be utilized for the fair value measurement of these instruments. The key unobservable inputs include assumptions to establish comparability to bonds, loans or swaps with observable price/spread levels.

Financial instruments owned—Net derivative and other contracts.    The net losses in Net derivative and other contracts were primarily driven by tightening of credit spreads on underlying reference entities of single name and basket credit default swaps.

During the six month period ended June 30, 2009, the Company reclassified approximately $8.5 billion of certain Derivatives and other contracts from Level 3 to Level 2. These reclassifications of certain Derivatives and other contracts were related to single name mortgage-related credit default swaps and credit default swaps on certain classes of CDOs. The primary reason for the reclassifications is that, due to market deterioration, the values associated with the unobservable inputs, such as correlation, for these derivative contracts were no longer deemed significant to the fair value measurement. In addition, certain corporate tranche-indexed credit default swaps were reclassified due to increased availability of transaction data, broker quotes and/or consensus pricing.

Financial instruments owned—Investments.    The net losses from investments were primarily related to investments associated with the Company’s real estate products.

Financial instruments sold, not yet purchased—Corporate and other debt.    During the six month period ended June 30, 2009, the Company reclassified approximately $2.5 billion of certain Corporate and other debt from Level 3 to Level 2. These reclassifications primarily related to contracts referencing commercial mortgage-backed securities, subprime CDO and other subprime ABS securities. Their fair value was highly correlated with similar instruments in an observable market and, due to market deterioration, the values associated with the unobservable inputs were no longer deemed significant to the fair value measurement.

Other secured financings.    The net gains in Other secured financings were primarily due to net gains on liabilities resulting from securitizations recognized on balance sheet. These net gains were offset by net losses in Financial instruments owned—Corporate and other debt.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2008

	Beginning Balance at December 31, 2007	Total Realized and Unrealized Gains or (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at June 30, 2008	Unrealized Gains or (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2008(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$622	$28	$(242)	$(136)	$272	$(3)
Other sovereign government obligations	15	(4)	(18)	9	2	—
Corporate and other debt	39,707	(5,323)	(3,108)	2,763	34,039	(5,417)
Corporate equities	1,717	(170)	(370)	111	1,288	(31)
Net derivative and other contracts(3)	5,486	7,201	3,790	(324)	16,153	6,737
Investments	12,758	(374)	1,369	(1,267)	12,486	(498)
Securities received as collateral	71	—	(69)	—	2	—
Intangible assets	3	1	—	—	4	1

Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt	$717	$5	$432	$65	$1,209	$(11)
Corporate equities	175	(301)	(302)	(113)	61	(300)
Obligation to return securities received as collateral	71	—	(69)	—	2	—
Other secured financings	6,160	910	3,191	676	9,117	910
Long-term borrowings	5,829	91	(64)	—	5,674	86

(1)	Total realized and unrealized gains or (losses) are primarily included in Principal transactions—trading in the condensed consolidated statements of income except for $(374) million related to Financial instruments owned—investments, which is included in Principal transactions—investments.
(2)	Amounts represent unrealized gains or (losses) for the quarter ended June 30, 2008 related to assets and liabilities still outstanding at June 30, 2008.
(3)	Net derivative and other contracts represent Financial instruments owned—derivative and other contracts net of Financial instruments sold, not yet purchased—derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 8.

Financial instruments owned—Corporate and other debt.    The net losses from Corporate and other debt were primarily driven by certain mortgage-related products and by corporate loans and lending commitments.

The sales from Corporate and other debt were primarily related to whole loans and CMBS.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

During the six month period ended June 30, 2008, the Company reclassified certain Corporate and other debt from Level 2 to Level 3 because certain significant inputs for the fair value measurement became unobservable. These reclassifications included transfers primarily related to certain mortgage-related products and corporate loans and lending commitments.

Financial instruments owned—Net derivative and other contracts.    The net gains from Net derivative contracts were primarily driven by certain basket and single name credit default swaps.

The purchases in Net derivative contracts were primarily driven by certain basket and single name credit default swaps.

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

The following table presents, by caption on the condensed consolidated statement of financial position, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized an impairment charge for the quarter and six month period ended June 30, 2009.

	Carrying Value at June 30, 2009	Fair Value Measurements Using:			Total (Losses) for the Three Months Ended June 30, 2009(1)	Total (Losses) for the Six Months Ended June 30, 2009(1)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Receivables—Other loans(2)	$664	$—	$—	$664	$(84)	$(182)
Other investments(3)	24	—	—	24	(7)	(51)
Premises, equipment and software costs(4)	8	—	—	8	—	(5)
Intangible assets(5)	7	—	—	7	(3)	(9)
Other assets(6)	147	—	—	147	(36)	(161)

Total	$850	$—	$—	$850	$(130)	$(408)

(1)	Impairment losses are recorded within Other expenses in the condensed consolidated statement of income except for impairment losses related to Receivables—Other loans and Other investments, which are included in Other revenues.
(2)	Loans held for investment and held for sale with a carrying amount of $748 million were written down to their fair value of $664 million as of June 30, 2009, resulting in an impairment charge of $84 million in the quarter ended June 30, 2009, calculated based upon the fair value of the collateral. Loans held for investment and held for sale with a carrying amount of $846 million were written down to their fair value of $664 million as of June 30, 2009, resulting in an impairment charge of $182 million in the six month period ended June 30, 2009, calculated based upon the fair value of the collateral. The fair value of the collateral was determined using internal expected recovery models.
(3)	Equity method investments with a carrying amount of $31 million were written down to their fair value of $24 million as of June 30, 2009, resulting in an impairment charge of $7 million in the quarter ended June 30, 2009. Equity method investments with a carrying amount of $75 million were written down to their fair value of $24 million as of June 30, 2009, resulting in an impairment charge of $51 million in the six month period ended June 30, 2009. Impairment losses recorded were determined primarily using discounted cash flow models.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(4)	Equipment with a carrying value of $13 million was written down to its fair value of $8 million as of June 30, 2009, resulting in an impairment charge of $5 million in the six month period ended June 30, 2009.
(5)	Intangible assets other than goodwill with a carrying amount of $10 million were written down to fair value of $7 million as of June 30, 2009, resulting in an impairment charge of $3 million in the quarter ended June 30, 2009, recorded within the Asset Management business segment. Intangible assets other than goodwill with a carrying amount of $16 million were written down to fair value of $7 million as of June 30, 2009, resulting in an impairment charge of $9 million in the six month period ended June 30, 2009, recorded within the Asset Management business segment (see Note 6).
(6)	Buildings and property with a carrying amount of $183 million were written down to their fair value of $147 millions of June 30, 2009, resulting in an impairment charge of $36 million in the quarter ended June 30, 2009. Buildings and property with a carrying amount of $308 million were written down to their fair value of $147 million, resulting in an impairment charge of $161 million in the six month period ended June 30, 2009. Fair values were generally determined using discounted cash flow models or third-party appraisals and valuations. This charge relates to the Asset Management business segment.

There were no liabilities measured at fair value on a non-recurring basis during the quarter and six month period ended June 30, 2009.

In addition, there were no assets or liabilities measured at fair value on a non-recurring basis for which the Company recognized an impairment charge during the quarter and six month period ended June 30, 2008.

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis. The following tables present net gains or (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarters and six month periods ended June 30, 2009 and June 30, 2008.

	Principal Transactions: Trading	Net Interest Revenue	Gains (Losses) Included in Net Revenues
	(dollars in millions)
Three Months Ended June 30, 2009
Commercial paper and other short-term borrowings	$(126)	$—	$(126)
Deposits	10	(87)	(77)
Long-term borrowings	(3,391)	(187)	(3,578)

Three Months Ended June 30, 2008
Commercial paper and other short-term borrowings	$270	$—	$270
Deposits	1	(5)	(4)
Long-term borrowings	576	(215)	361

Six Months Ended June 30, 2009
Commercial paper and other short-term borrowings	$(42)	$—	$(42)
Deposits	(77)	(179)	(256)
Long-term borrowings	(4,796)	(327)	(5,123)

Six Months Ended June 30, 2008
Commercial paper and other short-term borrowings	$196	$(4)	$192
Deposits	5	(29)	(24)
Long-term borrowings	2,680	(383)	2,297

In addition to the amounts in the above table, as discussed in Note 1, all of the instruments within Financial instruments owned or Financial instruments sold, not yet purchased are measured at fair value, either through the election of the fair value option, or as required by other accounting pronouncements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents information on the Company’s short-term and long-term borrowings (including structured notes and junior subordinated debentures), loans and unfunded lending commitments for which the fair value option was elected:

(Losses) Gains Due to Changes in Instrument Specific Credit Spreads

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in millions)
Short-term and long-term borrowings(1)	$(2,286)	$ (326)	$ (3,926)	$1,565
Loans(2)	3,718	412	3,644	(1,248)
Unfunded lending commitments(3)	(144)	251	(142)	95

(1)	Gains or (losses) were attributable to widening or (tightening), respectively, of the Company’s credit spreads and were determined based upon observations of the Company’s secondary bond market spreads. The remainder of changes in overall fair value of the short-term and long-term borrowings is attributable to changes in foreign currency exchange rates and interest rates and movements in the reference price or index for structured notes.
(2)	Instrument-specific credit gains or (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Gains or (losses) were generally determined based on the differential between estimated expected client and contractual yields at each respective period end.

Contractual Principal Amount Over Fair Value

	At June 30, 2009	At December 31, 2008	At November 30, 2008
	(dollars in billions)
Short-term and long-term debt borrowings(1)	$3.7	$5.7	$7.5
Loans(2)	27.2	31.0	30.5
Loans 90 or more days past due(2)(3)	19.6	19.8	19.8

(1)	These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.
(2)	The majority of this difference between principal and fair value amounts emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.
(3)	The aggregate fair value of loans that were 90 or more days past due as of June 30, 2009, December 31, 2008 and November 30, 2008 was $1.9 billion, $2.0 billion and $2.0 billion, respectively.

Financial Instruments Not Measured at Fair Value.

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but nevertheless are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: Cash and due from banks, Cash deposited with clearing organizations or segregated under federal and other regulations or requirements, Interest bearing deposits with banks, Federal funds sold and Securities purchased under agreements to resell, Securities borrowed, Securities sold under agreements to repurchase, Securities loaned, Receivables—customers, Receivables—brokers, dealers and clearing organizations, Payables—customers, Payables—brokers, dealers and clearing organizations, certain Commercial paper and other short-term borrowings, and certain Deposits.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company’s long-term borrowings are recorded at historical amounts unless elected under the fair value option or designated as a hedged item in a fair value hedge. For long-term borrowings not measured at fair value, the fair value of the Company’s long-term borrowings was estimated using either quoted market prices or discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing arrangements. At June 30, 2009, the carrying value of the Company’s long-term borrowings was approximately $8.6 billion higher than fair value. At November 30, 2008, the carrying value of the Company’s long-term borrowings was approximately $25.0 billion higher than fair value.

4.	Collateralized Transactions.

Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”), principally government and agency securities, are carried at the amounts at which the securities subsequently will be resold or reacquired as specified in the respective agreements; such amounts include accrued interest. Reverse repurchase agreements and repurchase agreements are presented on a net-by-counterparty basis, when appropriate. The Company’s policy is generally to take possession of securities purchased under agreements to resell. Securities borrowed and Securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Company is deemed to be the primary beneficiary, and certain equity-referenced securities and loans where in all instances these liabilities are payable solely from the cash flows of the related assets accounted for as Financial instruments owned (see Note 5).

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

	At June 30, 2009	At December 31, 2008	At November 30, 2008
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$12,576	$9,134	$7,701
Other sovereign government obligations	6,096	2,570	626
Corporate and other debt	13,809	21,850	33,037
Corporate equities	7,050	4,388	5,726

Total	$39,531	$37,942	$47,090

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements,

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. At June 30, 2009, December 31, 2008 and November 30, 2008, the fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $331 billion, $290 billion and $294 billion, respectively, and the fair value of the portion that had been sold or repledged was $257 billion, $214 billion and $227 billion, respectively.

The Company additionally receives securities as collateral in connection with certain securities for securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the condensed consolidated statements of financial condition. At June 30, 2009, December 31, 2008 and November 30, 2008, $10 billion, $5 billion and $5 billion, respectively, were reported as Securities received as collateral and an Obligation to return securities received as collateral in the condensed consolidated statements of financial condition. Collateral received in connection with these transactions that was subsequently repledged was approximately $9 billion, $4 billion and $5 billion at June 30, 2009, December 31, 2008 and November 30, 2008, respectively.

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

At June 30, 2009, December 31, 2008 and November 30, 2008, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

	June 30, 2009	December 31, 2008	November 30, 2008
	(dollars in millions)
Cash	$21,643	$24,039	$25,446
Securities(1)	8,721	38,670	33,642

Total	$30,364	$62,709	$59,088

(1)	Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Federal funds sold and securities purchased under agreements to resell and Financial instruments owned in the condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5.	Securitization Activities and Variable Interest Entities.

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

In most of these transactions, the SPE meets the criteria to be a QSPE under the accounting guidance for the transfer and servicing of financial assets. The Company does not consolidate QSPEs if they meet certain criteria regarding the types of assets and derivatives they may hold, the activities in which they may engage and the range of discretion they may exercise in connection with the assets they hold. The determination of whether an SPE meets the criteria to be a QSPE requires considerable judgment, particularly in evaluating whether the permitted activities of the SPE are significantly limited and in determining whether derivatives held by the SPE are passive and not excessive.

The primary risk retained by the Company in connection with these transactions generally is limited to the beneficial interests issued by the SPE that are owned by the Company, with the risk highest on the most subordinate class of beneficial interests. Where the QSPE criteria are met, these beneficial interests generally are included in Financial instruments owned—Corporate and other debt and are measured at fair value. The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees, or similar derivatives.

Although not obligated, the Company generally makes a market in the securities issued by SPEs in these transactions. In these market-making transactions, the Company offers to buy these securities from, and sell these securities to, investors. Securities purchased through these market-making activities are not considered to be retained interests, although these beneficial interests generally are included in Financial instruments owned—Corporate and other debt securities and are measured at fair value.

The Company enters into derivatives, generally interest rate swaps and interest rate caps with a senior payment priority in many securitization transactions. The risks associated with these and similar derivatives with SPEs are essentially the same as similar derivatives with non-SPE counterparties and are managed as part of the Company’s overall exposure.

See Note 8 for further information on derivative instruments and hedging activities.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

QSPEs.    The following tables present information as of June 30, 2009 and December 31, 2008 regarding QSPEs to which the Company acting as principal, has transferred assets and received sales treatment, and QSPEs sponsored by the Company to which the Company has not transferred assets (dollars in millions):

	At June 30, 2009
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Other
QSPE assets (unpaid principal balance)(1)	$59,741	$111,280	$25,917	$3,843
Retained interests (fair value):
Investment grade	$196	$214	$155	$—
Non-investment grade	68	234	—	—

Total retained interests (fair value)	$264	$448	$155	$—

Interests purchased in the secondary market (fair value):
Investment grade	$148	$351	$2	$75
Non-investment grade	88	56	—	16

Total interests purchased in the secondary market (fair value)	$236	$407	$2	$91

Derivatives (fair value)	$299	$325	$—	$1,338
Assets serviced (unpaid principal balance)	20,097	8,585	—	—

(1)	Amount includes $57.6 billion of assets transferred to the QSPEs by unrelated transferors.

	At December 31, 2008
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Other
QSPE assets (unpaid principal balance)(1)	$65,344	$112,557	$28,380	$2,684
Retained interests (fair value):
Investment grade	$500	$482	$102	$—
Non-investment grade	33	100	—	—

Total retained interests (fair value)	$533	$582	$102	$—

Interests purchased in the secondary market (fair value):
Investment grade	$42	$156	$8	$23
Non-investment grade	49	14	—	12

Total interests purchased in the secondary market (fair value)	$91	$170	$8	$35

Derivatives (fair value)	$488	$515	$—	$1,156
Assets serviced (unpaid principal balance)	23,211	8,196	—	—

(1)	Amount includes $57.8 billion of assets transferred to the QSPEs by unrelated transferors.

Transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the condensed consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

securitization. These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income. Net gains at the time of securitization were not material during the six month period ended June 30, 2009 and the one month period ended December 31, 2008.

During the six month periods ended June 30, 2009 and June 30, 2008, the Company received proceeds from new securitization transactions of $2.0 billion and $5.0 billion, respectively. During the six month periods ended June 30, 2009 and June 30, 2008, the Company received proceeds from cash flows from retained interests in securitization transactions of $1.3 billion and $1.4 billion, respectively.

The Company provides representations and warranties that certain assets transferred in securitization transactions conform to specific guidelines (see Note 9).

Mortgage Servicing Rights.    The Company may retain servicing rights to certain mortgage loans that are sold through its securitization activities. These transactions create an asset referred to as MSRs, which totaled approximately $173 million and $184 million as of June 30, 2009 and December 31, 2008, respectively, and are included within Intangible assets and carried at fair value in the condensed consolidated statements of financial condition.

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

The Company provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets and are recorded at cost. Advances as of June 30, 2009 and December 31, 2008 totaled approximately $2.3 billion and $2.4 billion, respectively, net of reserves of approximately $14 million and $10 million, respectively.

The following table presents information about the Company’s mortgage servicing activities for SPEs to which the Company transferred loans as of June 30, 2009 and December 31, 2008 (dollars in millions):

	At June 30, 2009
	Residential Mortgage QSPEs	Residential Mortgage Failed Sales	Commercial Mortgage QSPEs	Commercial Mortgage Consolidated SPEs
Assets serviced (unpaid principal balance)	$20,097	$819	$8,585	$2,363
Amounts past due 90 days or greater (unpaid principal balance)(1)	$7,480	$343	$2	$4
Percentage of amounts past due 90 days or greater(1)	37.2%	41.8%	—	0.2%
Credit losses	$1,083	$21	$—	$—

(1)	Includes loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	At December 31, 2008
	Residential Mortgage QSPEs	Residential Mortgage Failed Sales	Commercial Mortgage QSPEs	Commercial Mortgage Consolidated SPEs
Assets serviced (unpaid principal balance)	$23,211	$890	$8,196	$2,349
Amounts past due 90 days or greater (unpaid principal balance)(1)	$7,586	$308	$—	$—
Percentage of amounts past due 90 days or greater(1)	32.7%	34.6%	—	—
Credit losses	$181	$11	$—	$—

(1)	Includes loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

The Company also serviced residential and commercial mortgage loans for SPEs sponsored by unrelated parties with unpaid principal balances totaling $23 billion and $25 billion as of June 30, 2009 and December 31, 2008, respectively.

Variable Interest Entities.    Accounting guidance for consolidation of VIEs applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. QSPEs currently are not subject to consolidation. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns or both, as a result of holding variable interests. The Company consolidates entities of which it is the primary beneficiary.

The Company is involved with various entities in the normal course of business that may be deemed to be VIEs. The Company’s variable interests in VIEs include debt and equity interests, commitments, guarantees and derivative instruments. The Company’s involvement with VIEs arises primarily from:

•	Interests purchased in connection with market making and retained interests held as a result of securitization activities.

•	Guarantees issued and residual interests retained in connection with municipal bond securitizations.

•	Loans and investments made to VIEs that hold debt, equity, real estate or other assets.

•	Derivatives entered into with VIEs.

•	Structuring of credit-linked notes (“CLNs”) or other asset-repackaged notes designed to meet the investment objectives of clients.

•	Other structured transactions designed to provide tax-efficient yields to the Company or its clients.

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

Except for consolidated VIEs included in other structured financings in the tables below, the Company accounts for the assets held by the entities primarily in Financial instruments owned and the liabilities of the entities as Other secured financings in the condensed consolidated statements of financial condition. The Company includes assets held by consolidated VIEs included in other structured financings in the tables below primarily in Receivables, Premises, equipment and software costs and Other assets and the liabilities primarily as Other liabilities and accrued expenses and Payables in the condensed consolidated statements of financial condition. Except for consolidated VIEs included in other structured financings, the assets and liabilities are measured at fair value, with changes in fair value reflected in earnings.

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

The following tables present information as of June 30, 2009 and December 31, 2008 about VIEs which the Company consolidates (dollars in millions):

	At June 30, 2009
	Mortgage and Asset-backed Securitizations	Credit and Real Estate	Commodities Financing	Other Structured Financings	Total
VIE assets that the Company consolidates	$3,559	$3,337	$739	$883	$8,518
VIE liabilities	1,838	688	631	277	3,434
Maximum exposure to loss:
Debt and equity interests	$1,718	$2,633	$—	$622	$4,973
Derivatives and other contracts	486	905	919	—	2,310
Commitments and guarantees	—	—	—	290	290

Total maximum exposure to loss	$2,204	$3,538	$919	$912	$7,573

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	At December 31, 2008
	Mortgage and Asset-backed Securitizations	Credit and Real Estate	Commodities Financing	Other Structured Financings	Total
VIE assets that the Company consolidates	$4,307	$4,121	$809	$1,664	$10,901
VIE liabilities	2,473	1,505	766	801	5,545
Maximum exposure to loss:
Debt and equity interests	$1,834	$2,605	$—	$882	$5,321
Derivatives and other contracts	517	2,348	1,307	—	4,172
Commitments and guarantees	—	—	—	330	330

Total maximum exposure to loss	$2,351	$4,953	$1,307	$1,212	$9,823

The following tables present information about non-consolidated VIEs in which the Company had significant variable interests or served as the sponsor and had any variable interest as of June 30, 2009 and December 31, 2008 (dollars in millions):

	At June 30, 2009
	Mortgage and Asset-backed Securitizations	Credit and Real Estate	Municipal Tender Option Bond Trusts	Other Structured Financings	Total
VIE assets that the Company does not consolidate	$739	$17,486	$214	$5,743	$24,182
Maximum exposure to loss:
Debt and equity interests	$25	$3,548	$59	$919	$4,551
Derivatives and other contracts	—	5,205	—	—	5,205
Commitments and guarantees	—	200	58	527	785

Total maximum exposure to loss	$25	$8,953	$117	$1,446	$10,541

Carrying value of exposure to loss:
Debt and equity interests	$25	$3,548	$59	$781	$4,413
Derivatives and other contracts	—	1,748	—	—	1,748
Commitments and guarantees	—	131	—	25	156

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	At December 31, 2008
	Mortgage and Asset-backed Securitizations	Credit and Real Estate	Municipal Tender Option Bond Trusts	Other Structured Financings	Total
VIE assets that the Company does not consolidate	$1,629	$18,456	$2,173	$8,068	$30,326
Maximum exposure to loss:
Debt and equity interests	$38	$4,420	$1,145	$880	$6,483
Derivatives and other contracts	—	5,156	—	—	5,156
Commitments and guarantees	—	—	320	564	884

Total maximum exposure to loss	$38	$9,576	$1,465	$1,444	$12,523

Carrying value of exposure to loss:
Debt and equity interests	$38	$4,420	$1,145	$703	$6,306
Derivatives and other contracts	—	1,453	—	—	1,453
Commitments and guarantees	—	—	—	36	36

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

Municipal Tender Option Bond Trusts.    In a municipal tender option bond transaction, the Company, on behalf of a client, transfers a municipal bond to a trust. The trust issues short-term securities which the Company as the remarketing agent sells to investors. The client retains a residual interest. The short-term securities are supported by a liquidity facility pursuant to which the investors may put their short-term interests. In some programs, the Company provides this liquidity facility; in most programs, a third-party provider will provide such liquidity facility. The Company may purchase short-term securities in its role either as remarketing agent or liquidity provider. The client can generally terminate the transaction at any time. The liquidity provider can generally terminate the transaction upon the occurrence of certain events. When the transaction is terminated, the municipal bond is generally sold or returned to the client. Any losses suffered by the liquidity provider upon the sale of the bond are the responsibility of the client. This obligation generally is collateralized. In prior periods, the Company established trusts in connection with its proprietary trading activities and consolidated those trusts. As of June 30, 2009 and December 31, 2008, no proprietary trusts were outstanding.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Other Structured Financings.    The Company primarily invests in equity interests issued by entities that develop and own low income communities (including low income housing projects) and entities that construct and own facilities that will generate energy from renewable resources. The equity interests entitle the Company to its share of tax credits and tax losses generated by these projects. In addition, the Company has issued guarantees to investors in certain low-income housing funds. The guarantees are designed to return an investor’s contribution to a fund and the investor’s share of tax losses and tax credits expected to be generated by the fund. The Company is also involved with entities designed to provide tax-efficient yields to the Company or its clients.

Collateralized Loan and Debt Obligations.    A collateralized loan obligation (“CLO”) or a CDO is a SPE that purchases a pool of assets, consisting of corporate loans, corporate bonds, asset-backed securities or synthetic exposures on similar assets through derivatives and issues multiple tranches of debt and equity securities to investors. In the Asset Management business segment, the Company manages CLOs with assets of $2.2 billion and $2.1 billion as of June 30, 2009 and December 31, 2008, respectively, and receives a management fee for these services. Except for the management fee, the Company’s maximum exposure to loss on these managed CLOs was immaterial as of June 30, 2009 and December 31, 2008. The Company’s maximum exposure to loss on other CLOs and CDOs is $0.9 billion and $3.0 billion as of June 30, 2009 and December 31, 2008, respectively, excluding the exposure to the assets transferred to Ascension Loan Vehicle, LLC (“Ascension”), a wholly owned subsidiary of the Company (see Note 10).

Equity-Linked Notes.    In an equity-linked note transaction included in the tables above, the Company typically transfers to an SPE either (1) a note issued by the Company, the payments on which are linked to the performance of a specific equity security, equity index or other index or (2) debt securities issued by other companies and a derivative contract, the terms of which will relate to the performance of a specific equity security, equity index or other index. These transactions are designed to transfer to investors the risks related to the specific equity security, equity index or other index.

Asset Management Investment Funds.    The tables above do not include certain investments made by the Company held by entities qualifying for accounting purposes as investment companies.

See Note 9 for information on nonconsolidated investment funds and a lending facility provided to a real estate fund sponsored by the Company. The Company provided this facility in response to the fund’s increased liquidity needs resulting from the global economic downturn.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Failed Sales.

In order to be treated as a sale of assets for accounting purposes, a transaction must meet all of the criteria stipulated in the accounting guidance for the transfer of financial assets. If the transfer fails to meet these criteria, that transfer is treated as a failed sale. In such case, the Company continues to recognize the assets in Financial instruments owned and the Company recognizes the associated liabilities in Other secured financings in the condensed consolidated statements of financial condition.

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

The following tables present information about transfers of assets treated by the Company as secured financings as of June 30, 2009 and December 31, 2008 (dollars in millions):

	At June 30, 2009
	Residential Mortgage Loans	Commercial Mortgage Loans	Credit- Linked Notes	Other
Assets
Unpaid principal amount	$405	$2,217	$1,197	$1,746
Fair value	158	1,956	1,048	1,600

Other secured financings
Unpaid principal amount	224	2,089	1,105	1,746
Fair value	115	1,889	1,027	1,600

	At December 31, 2008
	Residential Mortgage Loans	Commercial Mortgage Loans	Credit- Linked Notes	Other
Assets
Unpaid principal amount	$439	$2,573	$1,333	$2,028
Fair value	227	2,245	1,144	1,814

Other secured financings
Unpaid principal amount	258	2,512	1,293	2,008
Fair value	175	2,208	1,134	1,810

6.	Goodwill and Net Intangible Assets.

Goodwill and net intangible assets increased during the quarter and six month period ended June 30, 2009 primarily due to the acquisition of Smith Barney that was accounted for using the acquisition method of accounting (see Note 2).

The Company tests goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level, which is generally one level below its business segments. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective book value. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below book value, however, further analysis is required to determine the amount of the impairment.

The estimated fair values of the reporting units are generally determined utilizing methodologies that incorporate price-to-book, price-to-earnings and assets under management multiples of certain comparable companies.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company completed its annual goodwill impairment testing as of June 1, 2009 and June 1, 2008, which did not result in any goodwill impairment.

Changes in the carrying amount of the Company’s goodwill and intangible assets for the one month period ended December 31, 2008 and the six month period ended June 30, 2009 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Goodwill:
Balance at November 30, 2008	$800	$272	$1,171	$2,243
Foreign currency translation adjustments and other	13	—	—	13

Balance at December 31, 2008	813	272	1,171	2,256
Foreign currency translation adjustments and other	4	—	—	4
Goodwill acquired during the period(1)	—	5,029	—	5,029
Goodwill disposed of during the period(2)	(453)	—	—	(453)

Balance at June 30, 2009	$364	$5,301	$1,171	$6,836

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Net Intangible Assets:
Amortizable net intangible assets at November 30, 2008	$334	$—	$393	$727
Foreign currency translation adjustments and other	3	—	—	3
Amortization expense	(4)	—	(4)	(8)

Amortizable net intangible assets at December 31, 2008	333	—	389	722
Mortgage servicing rights (see Note 5)	184	—	—	184

Balance of net intangible assets at December 31, 2008	$517	$—	$389	$906

Amortizable net intangible assets at December 31, 2008	$333	$—	$389	$722
Foreign currency translation adjustments and other	(3)	—	(4)	(7)
Net intangible assets acquired during the period(1)	—	4,611	1	4,612
Net intangible assets disposed of during the period(2)	(153)	—	—	(153)
Amortization expense	(9)	(31)	(24)	(64)
Impairment losses	—	—	(9)	(9)

Amortizable net intangible assets at June 30, 2009	168	4,580	353	5,101
Mortgage servicing rights (see Note 5)	173	—	—	173
Indefinite-lived intangible asset(1)	—	279	—	279

Balance of net intangible assets at June 30, 2009	$341	$4,859	$353	$5,553

(1)	Global Wealth Management Group business segment activity primarily represents goodwill and intangible assets acquired in connection with MSSB (see Note 2).
(2)	Institutional Securities business segment activity primarily represents goodwill and intangible assets disposed of in connection with MSCI (see Note 19).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7.	Long-Term Borrowings.

The Company’s long-term borrowings included the following components:

	At June 30, 2009	At December 31, 2008	At November 30, 2008
	(dollars in millions)
Senior debt	$171,847	$165,181	$148,959
Subordinated debt	4,279	4,342	4,212
Junior subordinated debentures	10,666	10,312	10,266

Total	$186,792	$179,835	$163,437

During the six month period ended June 30, 2009, the Company issued notes with a principal amount of approximately $27 billion. The amount included non-U.S. dollar currency notes aggregating approximately $1.1 billion. These notes include the public issuance of $5.5 billion of senior unsecured notes that were not guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). During the six month period ended June 30, 2009, $24.7 billion of notes were repaid.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.8 years and 6.3 years as of June 30, 2009 and December 31, 2008, respectively.

A subsidiary of the Company has loans outstanding of approximately $2.5 billion under third party financing related to Crescent Real Estate Equities Limited Partnership (“Crescent”). These loans are non-recourse and are secured only by Crescent’s assets. Approximately $2.0 billion of the third party financing is with a single lender (the “Lender”) to whom the Company has provided credit support with respect to limited exceptions to the non-recourse provisions for the maximum amount of $125 million. Such Lender financing, which was originally scheduled to mature on August 3, 2009, has been extended until November 2, 2009. The subsidiary is currently in discussions with the Lender regarding the orderly transfer of collateral and asset operations and other related matters.

FDIC Temporary Liquidity Guarantee Program (“TLGP”).

As of June 30, 2009, the Company had commercial paper and long-term debt outstanding of $0.7 billion and $23.8 billion, respectively, under the TLGP. As of December 31, 2008, the Company had commercial paper and long-term debt outstanding of $6.4 billion and $9.8 billion, respectively, under the TLGP. These borrowings are senior unsecured debt obligations of the Company and guaranteed by the FDIC under the TLGP. The FDIC has concluded that the guarantee is backed by the full faith and credit of the U.S. government.

8.	Derivative Instruments and Hedging Activities.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The Company incurs credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the derivative contracts reported as assets. The fair value of a derivative represents the amount at which the derivative could be exchanged in an orderly transaction between market participants, and is further described in Notes 1 and 3 to the condensed consolidated financial statements.

In connection with its derivative activities, the Company may enter into master netting agreements and collateral arrangements with counterparties. These agreements provide the Company with the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default.

The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position as of June 30, 2009. Fair value is presented in the final column net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$1,063	$3,407	$4,767	$11,507	$(8,850)	$11,894	$11,445
AA	7,438	8,192	6,517	17,216	(27,411)	11,952	9,635
A	9,423	12,152	8,283	24,435	(42,978)	11,315	9,790
BBB	3,510	4,463	2,678	6,886	(8,974)	8,563	6,590
Non-investment grade	3,547	4,507	3,188	4,901	(5,950)	10,193	8,332

Total	$24,981	$32,721	$25,433	$64,945	$(94,163)	$53,917	$45,792

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. The table does not include listed derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Credit Risk Management Department using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

Hedge Accounting.

The Company applies hedge accounting using various derivative financial instruments and non-U.S. dollar-denominated debt used to hedge interest rate and foreign exchange risk arising from assets and liabilities not held at fair value as part of asset and liability management.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company’s hedges are designated and qualify for accounting purposes as one of the following types of hedges: hedges of changes in fair value of assets and liabilities due to the risk being hedged (fair value hedges) and hedges of net investments in foreign operations whose functional currency is different from the reporting currency of the parent company (net investment hedges).

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least monthly.

Fair Value Hedges—Interest Rate Risk.    The Company’s designated fair value hedges consisted primarily of interest rate swaps designated as fair value hedges of changes in the benchmark interest rate of fixed rate senior long-term borrowings. The Company uses regression analysis to perform an ongoing prospective and retrospective assessment of the effectiveness of these hedging relationships (i.e., the Company applies the “long-haul” method of hedge accounting). A hedging relationship is deemed effective if the fair values of the hedging instrument (derivative) and the hedged item (debt liability) change inversely within a range of 80% to 125%. The Company considers the impact of valuation adjustments related to the Company’s own credit spreads and counterparty’s credit spreads to determine whether they would cause the hedging relationship to be ineffective.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table summarizes the fair value of derivative instruments designated as accounting hedges and the fair value of derivative instruments not designated as accounting hedges by type of derivative contract on a gross basis as of June 30, 2009. Fair values of derivative contracts in an asset position are included in Financial instruments owned—derivative and other contracts. Fair values of derivative contracts in a liability position are reflected in Financial instruments sold, not yet purchased—derivative and other contracts.

	Assets at June 30, 2009		Liabilities at June 30, 2009
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$5,899	$69,750	$144	$7,816
Foreign exchange contracts	33	4,356	187	6,613

Total derivatives designated as accounting hedges	5,932	74,106	331	14,429

Debt instruments designated as net investment hedges(1)	—	—	4,144	4,144

Total derivatives and non-derivatives designated as accounting hedges	5,932	74,106	4,475	18,573

Derivatives not designated as accounting hedges(2):
Interest rate contracts	656,907	15,134,652	629,170	15,222,469
Credit contracts	250,207	2,892,189	227,903	2,762,637
Foreign exchange contracts	66,241	1,126,882	64,824	1,027,148
Equity contracts	55,818	518,904	61,408	565,275
Commodity contracts	83,126	796,453	82,201	616,570
Other	984	24,027	1,479	17,150

Total derivatives not designated as accounting hedges	1,113,283	20,493,107	1,066,985	20,211,249

Total derivatives	$1,119,215	$20,567,213	$1,067,316	$20,225,678
Cash collateral netting	(70,053)	—	(33,091)	—
Counterparty netting	(990,790)	—	(990,790)	—

Total derivatives	$58,372	$20,567,213	$43,435	$20,225,678

(1)	The notional amount for foreign currency debt instruments designated as net investment hedges represents the principal amount at current exchange rates.
(2)	Notional amounts include net notionals related to long and short futures contracts of $208 billion and $738 billion, respectively. The variation margin on these futures contracts (excluded from the table above) of $2,119 million and $5 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for the quarter and six month period ended June 30, 2009.

Derivatives Designated as Fair Value Hedges.

		Amount of Gains or (Losses) Recognized in Income on Derivatives		Amount of Gains or (Losses) Recognized in Income on Borrowings
Product Type	Classification of Gains or (Losses)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
		(dollars in millions)
Interest rate contracts(1)	Interest expense	$(1,351)	$(4,110)	$1,404	$4,094

Total		$(1,351)	$(4,110)	$1,404	$4,094

(1)	A gain of $53 million and a loss of $16 million were recognized in income related to hedge ineffectiveness during the quarter and six month period ended June 30, 2009, respectively.

Derivatives Designated as Net Investment Hedges.

	Amount of Gains or (Losses) Recognized in OCI (effective portion)(2)
Product Type	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(dollars in millions)
Foreign exchange contracts(1)	$(370)	$(247)
Debt instruments	(212)	(106)

Total	$(582)	$(353)

(1)	A gain of $9 million was recognized in income related to amounts excluded from hedge effectiveness testing during the six month period ended June 30, 2009.
(2)	No gains or (losses) were reclassified from Other comprehensive income (“OCI”) into income during the quarter and six month period ended June 30, 2009.

The table below summarizes gains or losses on derivative instruments not designated as accounting hedges for the quarter and six month period ended June 30, 2009:

	Amount of Gains or (Losses) Recognized in Income(1)(2)
Product Type	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(dollars in millions)
Interest rate contracts	$3,538	$1,217
Credit contracts	(3,825)	(1,386)
Foreign exchange contracts	(1,646)	718
Equity contracts	(2,960)	(3,309)
Commodity contracts	462	1,214
Other contracts	480	673

Total derivative instruments	$(3,951)	$(873)

(1)	Gains or (losses) on derivative contracts not designated as hedges are primarily included in Principal transactions—trading.
(2)	Gains or (losses) associated with derivative contracts that have physically settled are excluded from the table above. Gains or (losses) on these contracts are reflected with the associated cash instruments, which are also included in Principal transactions—trading.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $223 million and a notional of $3,972 million. The Company recognized losses of $28 million and gains of $17 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter and six month period ended June 30, 2009, respectively.

As of June 30, 2009, December 31, 2008 and November 30, 2008, the amount of payables associated with cash collateral received that was netted against derivative assets was $70.1 billion, $88.5 billion and $76.0 billion, respectively. The amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $33.1 billion, $51.0 billion and $43.2 billion, respectively. Cash collateral receivables and payables of $82 million and $271 million, respectively, as of June 30, 2009, $1.3 billion and $92 million, respectively, as of December 31, 2008, and $1.7 billion and $4 million, respectively, as of November 30, 2008, were not offset against certain contracts that did not meet the definition of a derivative.

Credit-Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral to certain counterparties in the event of a credit ratings downgrade. As of June 30, 2009, the aggregate fair value of derivative contracts that contain credit-risk-related contingent features that are in a net liability position totaled $19,269 million for which the Company has posted collateral of $15,743 million in the normal course of business. The amount of additional collateral that could be called by counterparties under the terms of collateral agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was approximately $616 million. An additional amount of approximately $971 million could be called in the event of a two-notch downgrade. Of these amounts, $1,260 million relates to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Credit Derivatives and Other Credit Contracts.

The Company enters into credit derivatives, principally through credit default swaps, under which it provides counterparties protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Company’s counterparties are banks, broker-dealers, insurance and other financial institutions, and monoline insurers. The table below summarizes certain information regarding protection sold through credit default swaps and credit-linked notes as of June 30, 2009:

	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$618	$1,813	$9,397	$31,756	$43,584	$2,092
AA	14,293	26,274	43,801	37,450	121,818	2,167
A	38,152	90,730	121,633	58,371	308,886	4,322
BBB	54,855	161,016	185,166	91,178	492,215	8,136
Non-investment grade	49,128	181,822	158,969	74,485	464,404	61,823

Total	157,046	461,655	518,966	293,240	1,430,907	78,540

Index and basket credit default swaps:
AAA	22,791	18,084	52,591	95,968	189,434	3,390
AA	70	4,871	6,010	2,970	13,921	871
A	2,485	2,903	41,585	19,046	66,019	3,130
BBB	25,823	87,872	241,081	147,965	502,741	9,931
Non-investment grade	44,855	183,588	193,256	152,920	574,619	84,806

Total	96,024	297,318	534,523	418,869	1,346,734	102,128

Total credit default swaps sold	$253,070	$758,973	$1,053,489	$712,109	$2,777,641	$180,668

Other credit contracts(2)(3)	$—	$64	$91	$1,649	$1,804	$1,941
Credit-linked notes(3)	284	298	2,267	1,763	4,612	(1,545)

Total credit derivatives and other credit contracts	$253,354	$759,335	$1,055,847	$715,521	$2,784,057	$181,064

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Other credit contracts are credit default swaps that are considered hybrid instruments.
(3)	Fair value amount shown represents the fair value of the hybrid instruments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below summarizes certain information regarding protection sold through credit default swaps and credit-linked notes as of December 31, 2008:

	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$1,946	$3,593	$12,766	$37,166	$55,471	$4,438
AA	13,450	24,897	54,308	42,355	135,010	5,757
A	45,097	81,279	156,888	72,690	355,954	20,044
BBB	54,823	142,528	250,621	117,869	565,841	51,920
Non-investment grade	47,605	144,923	231,745	83,845	508,118	116,512

Total	162,921	397,220	706,328	353,925	1,620,394	198,671

Index and basket credit default swaps:
AAA	2,989	24,821	68,390	146,105	242,305	10,936
AA	1,435	5,684	4,683	8,073	19,875	1,128
A	12,986	11,289	28,885	30,757	83,917	4,069
BBB	10,914	127,933	443,709	273,851	856,407	46,282
Non-investment grade	34,497	211,319	341,223	176,496	763,535	166,252

Total	62,821	381,046	886,890	635,282	1,966,039	228,667

Total credit default swaps sold	$225,742	$778,266	$1,593,218	$989,207	$3,586,433	$427,338

Other credit contracts(2)(3)	$53	$43	$188	$3,014	$3,298	$3,379
Credit-linked notes(3)	706	610	2,401	2,145	5,862	(1,423)

Total credit derivatives and other credit contracts	$226,501	$778,919	$1,595,807	$994,366	$3,595,593	$429,294

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Other credit contracts are credit default swaps that are considered hybrid instruments.
(3)	Fair value amount shown represents the fair value of the hybrid instruments.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Purchased Credit Protection.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $2.0 trillion and $2.7 trillion as of June 30, 2009 and December 31, 2008, respectively, compared with a notional amount of approximately $2.3 trillion and $3.0 trillion, as of June 30, 2009 and December 31, 2008, respectively, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations. The Company may also purchase credit protection to economically hedge loans and lending commitments. In total, not considering whether the underlying reference obligations are identical, the Company has purchased credit protection of $2.9 trillion with a positive fair value of $203 billion compared with $2.8 trillion of credit protection sold with a negative fair value of $181 billion as of June 30, 2009. In total, not considering whether the underlying reference obligations are identical, the Company has purchased credit protection of $3.7 trillion with a positive fair value of $463 billion compared with $3.6 trillion of credit protection sold with a negative fair value of $430 billion as of December 31, 2008.

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

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending as of June 30, 2009 and December 31, 2008 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at June 30, 2009
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$699	$4	$—	$2	$705
Investment activities	1,053	774	431	54	2,312
Primary lending commitments—Investment grade(1)(2)	8,511	16,344	10,631	270	35,756
Primary lending commitments—Non-investment grade(1)(2)	480	2,877	2,224	409	5,990
Secondary lending commitments(1)	33	69	84	43	229
Commitments for secured lending transactions	735	1,107	1,972	—	3,814
Forward starting reverse repurchase agreements(3)	71,708	—	—	—	71,708
Commercial and residential mortgage-related commitments(1)	1,738	—	—	—	1,738
Underwriting commitments	2,094	—	—	—	2,094
Other commitments(4)	408	201	150	—	759

Total	$87,459	$21,376	$15,492	$778	$125,105

(1)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 3).
(2)	This amount includes commitments to asset-backed commercial paper conduits of $444 million as of June 30, 2009, of which $267 million have maturities of less than one year and $177 million of which have maturities of three to five years.
(3)	The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to June 30, 2009 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and as of June 30, 2009, $66.4 billion of the $71.7 billion settled with three business days.
(4)	Amount includes a $200 million lending facility to a real estate fund sponsored by the Company. During the quarter ended June 30, 2009, the Company recorded a $131 million mark-to-market loss on this facility in the Asset Management business segment.

	Years to Maturity				Total at December 31, 2008
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$1,983	$27	$—	$7	$2,017
Investment activities	1,662	411	164	1,059	3,296
Primary lending commitments—Investment grade(1)(2)	9,906	9,973	16,672	350	36,901
Primary lending commitments—Non-investment grade(1)(2)	617	2,258	2,864	1,266	7,005
Secondary lending commitments(1)	57	101	202	58	418
Commitments for secured lending transactions	1,202	1,000	1,658	15	3,875
Forward starting reverse repurchase agreements(3)	33,252	—	—	—	33,252
Commercial and residential mortgage-related commitments(1)	2,735	—	—	—	2,735
Underwriting commitments	244	—	—	—	244
Other commitments(4)	1,902	2	—	—	1,904

Total	$53,560	$13,772	$21,560	$2,755	$91,647

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(1)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 3).
(2)	This amount includes commitments to asset-backed commercial paper conduits of $589 million as of December 31, 2008, of which $581 million have maturities of less than one year and $8 million of which have maturities of three to five years.
(3)	The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to December 31, 2008 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days, and as of December 31, 2008, $32.4 billion of the $33.3 billion settled within three business days.
(4)	This amount includes binding commitments to enter into margin-lending transactions of $1.1 billion as of December 31, 2008 in connection with the Company’s Institutional Securities business segment.

For further description of these commitments, refer to Note 9 to the consolidated financial statements for the fiscal year ended November 30, 2008 included in the Form 10-K.

The Company sponsors several nonconsolidated investment funds for third party investors where the Company typically acts as general partner of, and investment adviser to, these funds and typically commits to invest a minority of the capital of such funds with subscribing third party investors contributing the majority. The Company’s employees, including its senior officers, as well as the Company’s directors may participate on the same terms and conditions as other investors in certain of these funds that the Company forms primarily for client investment, except that the Company may waive or lower applicable fees and charges for its employees. The Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to these investment funds.

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements as of June 30, 2009:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)(2)	$253,070	$758,973	$1,053,489	$712,109	$2,777,641	$180,668	$—
Other credit contracts	—	64	91	1,649	1,804	1,941	—
Credit-linked notes	284	298	2,267	1,763	4,612	(1,545)	—
Non-credit derivative contracts(1)	697,596	373,534	162,767	256,726	1,490,623	98,982	—
Standby letters of credit and other financial guarantees issued(3)	482	1,294	1,361	4,631	7,768	(32)	5,103
Market value guarantees	—	—	—	651	651	25	126
Liquidity facilities	4,192	152	158	296	4,798	23	5,924
General partner guarantees	42	178	35	185	440	63	—
Auction rate security guarantees	127	—	—	—	127	8	—

(1)	Carrying amount of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 8.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(2)	For further information on credit derivatives, see Note 8.
(3)	Approximately $1.7 billion of standby letters of credit are also reflected in the “Commitments” table above in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Financial instruments owned or Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements as of December 31, 2008:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)(2)	$225,742	$778,266	$1,593,218	$989,207	$3,586,433	$427,338	$—
Other credit contracts	53	43	188	3,014	3,298	3,379	—
Credit-linked notes	706	610	2,401	2,145	5,862	(1,423)	—
Non-credit derivative contracts(1)	684,432	385,734	195,419	274,652	1,540,237	145,609	—
Standby letters of credit and other financial guarantees issued(3)	779	1,964	1,817	4,418	8,978	78	4,787
Market value guarantees	—	—	—	645	645	36	134
Liquidity facilities	3,152	698	188	376	4,414	25	3,741
General partner guarantees	54	198	33	150	435	29	—
Auction rate security guarantees	1,747	—	—	—	1,747	40	—

(1)	Carrying amount of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 8.
(2)	For further information on credit derivatives, see Note 8.
(3)	Approximately $2.0 billion of standby letters of credit are also reflected in the “Commitments” table above in primary and secondary lending commitments.

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

•

Guarantees on Securitized Asset and Whole Loan Sales.    As part of the Company’s Institutional Securities securitization and related activities, the Company provides representations and warranties that certain assets transferred in securitization transactions or sold as whole loans conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and, to the extent the Company has acquired such assets from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. In many securitization transactions, some, but not all, of the original asset sellers provide the representations and warranties directly to the purchaser, and the Company makes representations and warranties only with respect to other assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of assets transferred by the Company that are subject to its representations and warranties. The Company has not provided any contingent liability in the condensed consolidated financial statements for representations and warranties made in connection with securitization transactions, and it believes that the probability of any payments under those arrangements is remote.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Since 2004, the Company has sold as whole loans residential mortgage loans with an unpaid principal balance of approximately $21 billion at the time of sale. As of June 30, 2009, the Company has provided a contingent liability of $126 million in the condensed consolidated financial statements for representations and warranties and reimbursement agreements made in connection with whole loan sales. This liability is based on the Company’s recent experience with such claims and its expectation for future claims.

Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. As of June 30, 2009 and December 31, 2008, the maximum potential amount of future payments the Company may be required to make under its surety bond was $102 million and $115 million, respectively. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

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

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters; how or if such matters will be resolved; when they will ultimately be resolved; or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the condensed consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues, income or cash flows for such period. Legal reserves have been established in accordance with the requirements for accounting for contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

10.	Regulatory Requirements.

Morgan Stanley.    In September 2008, the Company became a financial holding company subject to the regulation and oversight of the Board of Governors of the Federal Reserve System (the “Fed”). The Fed establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance with such capital requirements. The Office of the Comptroller of the Currency establishes similar capital requirements and standards for the Company’s national banks. Prior to September 2008, the Company was a consolidated supervised entity (“CSE”) as defined by the SEC and subject to SEC regulation.

The Company calculates its capital ratios and risk-weighted assets (“RWAs”) in accordance with the capital adequacy standards for financial holding companies adopted by the Fed. These standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. During fiscal 2008, the Company calculated capital requirements on a consolidated basis in accordance with the Revised Framework, dated June 2004 (the Basel II Accord) as interpreted by the SEC. The Basel II Accord is designed to be a risk-based capital adequacy approach, which allows for the use of internal estimates of risk components to calculate regulatory capital. In December 2007, the U.S. banking regulators published a final Basel II Accord that requires internationally active banking organizations, as well as certain of its U.S. bank subsidiaries, to implement Basel II standards over the next several years. The Company will be required to implement these Basel II standards as a result of becoming a financial holding company in September 2008.

As of June 30, 2009, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 15.8% and total capital to RWAs of 17.1% (6% and 10% being well-capitalized for regulatory purposes, respectively). In addition, financial holding companies are also subject to a Tier 1 leverage ratio (5% being well-capitalized for regulatory purposes) as defined by the Fed. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets and deferred tax assets). The adjusted average total assets are derived using weekly balances for the calendar quarter. This ratio as of June 30, 2009 was 6.5%.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table summarizes the capital measures for the Company at June 30, 2009 and March 31, 2009 (dollars in millions):

	June 30, 2009		March 31, 2009
	Balance	Ratio	Balance	Ratio
Tier 1 capital	$43,817	15.8%	$48,085	16.7%
Total capital	47,348	17.1%	52,354	18.2%
Risk-weighted assets	276,750	—	288,262	—
Adjusted average assets	678,073	—	677,856	—
Tier 1 leverage	—	6.5%	—	7.1%

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

As of June 30, 2009, the Company’s U.S. bank operating subsidiaries meet all capital adequacy requirements to which they are subject.

As of June 30, 2009, the Company’s U.S. bank operating subsidiaries exceeded all regulatorily mandated and targeted minimum regulatory capital requirements to be well-capitalized. There are no conditions or events that management believes have changed the Company’s U.S. bank operating subsidiaries’ category.

The table below sets forth the Company’s significant U.S. bank operating subsidiaries’ capital as of June 30, 2009 and March 31, 2009.

	June 30, 2009		March 31, 2009
	Amount	Ratio	Amount	Ratio
	(dollars in millions)
Total Capital (to RWAs):
Morgan Stanley Bank, N.A.	$7,681	16.1%	$7,559	16.7%
Morgan Stanley Trust	$461	52.8%	$405	29.0%

Tier I Capital (to RWAs):
Morgan Stanley Bank, N.A.	$6,119	12.8%	$5,998	13.3%
Morgan Stanley Trust	$461	52.8%	$405	29.0%

Leverage Ratio:
Morgan Stanley Bank, N.A.	$6,119	9.1%	$5,998	9.7%
Morgan Stanley Trust	$461	7.0%	$405	6.2%

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well capitalized, must maintain a capital ratio of Tier 1 capital to risk-based assets of 6%, a ratio of total capital to risk-based assets of 10%, and a ratio of Tier 1 capital to average book assets (leverage ratio) of 5%. Each U.S. depository institution subsidiary of the Company must be well capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

broadest range of financial activities permitted to financial holding companies. As of June 30, 2009, the Company’s three U.S. depository institutions maintained capital at levels in excess of the universally mandated well capitalized levels. These subsidiary depository institutions maintain capital at levels sufficiently in excess of the “well capitalized” requirements to address any additional capital needs and requirements identified by the federal banking regulators.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC, the Financial Industry Regulatory Authority and the Commodity Futures Trading Commission. MS&Co. has consistently operated in excess of these requirements. MS&Co.’s net capital totaled $11,260 million and $9,216 million as of June 30, 2009 and December 31, 2008, respectively, which exceeded the amount required by $10,274 million and $8,366 million, respectively. Morgan Stanley Smith Barney LLC is a registered introducing broker-dealer and registered non-clearing futures commission merchant and has operated with capital in excess of its regulatory requirements. MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIP and MSJS consistently operated in excess of their respective regulatory capital requirements.

MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of June 30, 2009, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

Other Regulated Subsidiaries.    Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

Morgan Stanley Derivative Products Inc. (“MSDP”), which is a triple-A rated derivative products subsidiary, maintains certain operating restrictions that have been reviewed by various rating agencies. On July 16, 2009, Moody’s Investors Service placed MSDP, along with certain other triple-A rated derivative product companies, on review for possible downgrade. MSDP is operated such that creditors of the Company should not expect to have any claims on the assets of MSDP, unless and until the obligations to its own creditors are satisfied in full. Creditors of MSDP should not expect to have any claims on the assets of the Company or any of its affiliates, other than the respective assets of MSDP.

During the second quarter of fiscal 2008, Morgan Stanley Senior Funding, Inc. (“MSSF”), which provides loans or lending commitments (including bridge financing) to selected corporate clients, transferred certain loans to Ascension. MSSF and Ascension are both wholly owned subsidiaries of the Company. MSSF transferred such loans so that they could be securitized and, in turn, made eligible to be pledged with the Fed. Certain of the securitized interests in Ascension were transferred to Morgan Stanley Darica Funding, LLC (“MSDF”), a wholly owned subsidiary of the Company, during the third quarter of fiscal 2008. Ascension and MSDF, which are special purpose vehicle subsidiaries of the Company, maintain certain operating restrictions that have been reviewed by various rating agencies. Ascension and MSDF are structured as separate legal entities and operated such that creditors of the Company or any affiliate of the Company, including MSSF, but excluding Ascension and MSDF, should not reasonably expect to have any claims on the assets of Ascension and MSDF, respectively. Such assets include loans that have been sold, and participation interests that have been granted, by MSSF to Ascension in an aggregate approximate amount of $2.0 billion as of December 31, 2008 and $0.9 billion as of

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

June 30, 2009. Such amounts may increase or decrease. Securitized interests in Ascension were transferred to MSDF in the aggregate approximate amount of $460 million during fiscal 2008 and no additional securitized interests were transferred in the one month period ended December 31, 2008 and the six month period ended June 30, 2009. Creditors of Ascension and MSDF should not reasonably expect to have any claims on the assets of the Company or any of its affiliates, including MSSF, other than the assets of Ascension and MSDF, respectively. During the second quarter of fiscal 2009, Ascension began transferring loans to MSSF in order to unwind the Ascension loan vehicle. As of June 30, 2009, the remaining loan balance in Ascension was $923 million. On July 23, 2009, the remaining loan balance was transferred to MSSF and the bonds issued by Ascension were redeemed.

11.	Total Equity.

Morgan Stanley Shareholders’ Equity.

Treasury Shares.    During the six month periods ended June 30, 2009 and June 30, 2008, the Company did not purchase any of its common stock through the capital management share repurchase program.

China Investment Corporation Investment.    In December 2007, the Company sold Equity Units that included contracts to purchase Company common stock to a wholly owned subsidiary of CIC for gross proceeds of approximately $5,579 million. As a result of the MUFG Transaction referred to below, upon settlement of the Equity Units, CIC will be entitled to receive 116,062,911 shares of the Company’s common stock, subject to anti-dilution adjustments. In June 2009, to maintain its pro rata share in the Company’s share capital, CIC participated in the Company’s registered public offering of 85,890,277 shares by purchasing 45,290,576 shares of the Company’s common stock. CIC is a passive financial investor and has no special rights of ownership nor a role in the management of the Company. A substantial portion of the investment proceeds from the offering of the Equity Units was treated as Tier 1 capital for regulatory capital purposes.

For a more detailed summary of the Equity Units, including the junior subordinated debentures issued to support trust common and trust preferred securities and the stock purchase contracts, refer to Note 11 to the consolidated financial statements for the fiscal year ended November 30, 2008 included in the Form 10-K.

Prior to the Company’s sale to Mitsubishi UFJ Financial Group, Inc. (“MUFG”) of certain preferred stock for an aggregate purchase price of $9 billion on October 13, 2008 (“MUFG Transaction”), the impact of the Equity Units was reflected in the Company’s earnings per diluted common share using the treasury stock method. There was no dilutive impact for the quarter and six month period ended June 30, 2008.

Effective October 13, 2008, as a result of the adjustment to the Equity Units due to the MUFG Transaction, the Equity Units are now deemed to be “participating securities” in that the Equity Units have the ability to participate in any dividends the Company declares on common shares above $0.27 per share during any quarterly reporting period via an increase in the number of common shares to be delivered upon settlement of the stock purchase contracts. During the quarter and six month period ended June 30, 2009, no common dividends above $0.27 per share were declared.

The Equity Units do not share in any losses of the Company for purposes of calculating EPS. Therefore, if the Company incurs a loss in any reporting period, losses will not be allocated to the Equity Units in the EPS calculation.

See Note 1 for further discussion on the two-class method and Note 12 for the dilutive impact for the quarter and six month period ended June 30, 2009.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Common Equity Offerings.    During the quarter ended June 30, 2009, the Company issued common stock for approximately $6.9 billion in two registered public offerings. In connection with one of the offerings, MUFG received $0.7 billion of common stock in exchange for 640,909 shares of the Company’s Series C Preferred Stock.

Preferred Stock.

The Company’s preferred stock outstanding consisted of the following (dollars in millions):

	Dividend Rate (Annual)		Shares Outstanding at June 30, 2009	Liquidation Preference per Share	Convertible to Morgan Stanley Shares	Carrying Value
Series						At June 30, 2009	At December 31, 2008	At November 30, 2008
						(dollars in millions)
A	N/A	(1)	44,000	$25,000	—	$1,100	$1,100	$1,100
B	10.00%		7,839,209	1,000	310,464,033	8,089	8,089	8,089
C	10.00	%(2)	519,882	1,000	—	408	911	911
D	5.00	%(3)	—	—	—	—	9,068	9,055

Total						$9,597	$19,168	$19,155

(1)	The Series A Preferred Stock pays a non-cumulative dividend, as and if declared by the Board of Directors of the Company, in cash, at a rate per annum equal to the greater of (1) the three-month U.S. dollar LIBOR plus 0.70% or (2) 4%.
(2)	During the quarter ended June 30, 2009, 640,909 shares were redeemed with an aggregate price equal to the aggregate price exchanged by MUFG for $0.7 billion of common stock resulting in a negative adjustment of approximately $202 million in calculating earnings per basic and diluted share (see Note 12).
(3)	The Series D Preferred Stock paid a compounding cumulative dividend, in cash, at the rate of 5% per annum for the first five years commencing with the issuance of the Series D Preferred Stock, and 9% thereafter on the liquidation preference of $1,000 per share. In June 2009, the Series D Preferred Stock was repurchased by the Company.

In June 2009, the Company repurchased 10,000,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series D, par value $0.01 per share, liquidation preference $1,000 per share (the “Series D Preferred Stock”) that the Company issued to the U.S. Department of the Treasury (“U.S. Treasury”) in October 2008, at the liquidation preference amount plus accrued and unpaid dividends, for an aggregate repurchase price of $10,086 million.

As a result of the Company’s repurchasing the Series D Preferred Stock, the Company incurred a one-time negative adjustment of $850 million in its calculation of basic and diluted EPS (reduction to earnings (losses) applicable to the Company’s common shareholders) for the quarter and six month period ended June 30, 2009 due to the accelerated amortization of the issuance discount on the Series D Preferred Stock.

In connection with the issuance of the Series D Preferred Stock, the Company also issued a warrant to U.S. Treasury under the Capital Purchase Program (the “CPP”) for the purchase of 65,245,759 shares of the Company’s common stock at an exercise price of $22.99 per share. On August 5, 2009, under the terms of the CPP securities purchase agreement, the Company reached an agreement with U.S. Treasury to repurchase the warrant. The purchase price to be paid for the warrant is $950 million. This amount will reduce the Company’s total equity in the third quarter of 2009.

For further information on the Company’s preferred stock and warrant, refer to Note 11 to the consolidated financial statements for the fiscal year ended November 30, 2008 included in the Form 10-K.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Non-controlling Interest.

Deconsolidation of subsidiaries

During the six month period ended June 30, 2009, the Company deconsolidated MSCI in connection with the Company’s disposition of its remaining ownership interest in MSCI and recognized an after-tax gain of approximately $310 million. The Company did not retain any investments in MSCI upon deconsolidation. See Note 19 for further information on discontinued operations.

During the six month period ended June 30, 2008, the Company deconsolidated certain subsidiaries and recognized gains of approximately $70 million, included in Other revenues on the condensed consolidated statements of income.

Changes in the Company’s ownership interest in subsidiaries

The following table presents the effect on the Company’s shareholders’ equity from changes in ownership of subsidiaries resulting from transactions with non-controlling interests.

Six Months Ended June 30, 2009
(dollars in millions)
Net income (loss) applicable to Morgan Stanley	$(28)
Transfers (to) from the non-controlling interests:
Increase in paid-in capital in connection with MSSB	1,711

Net transfers (to) from non-controlling interests	1,711

Change from net income (loss) attributable to Morgan Stanley and transfers (to) from non-controlling interests	$1,683

The increase in paid-in capital results from Citi’s equity interest in MSSB, to which the Company had contributed certain businesses associated with the Company’s Global Wealth Management Group. The excess of the preliminary net fair value received by the Company over the increase in non-controlling interest associated with Smith Barney is reflected as an increase in paid-in capital. See Note 2 for further information regarding the MSSB transaction.

The impact on the Company’s shareholders’ equity from transactions with non-controlling interests was not material for the six month period ended June 30, 2008.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

12.	Earnings per Common Share.

Basic EPS is computed by dividing income available to Morgan Stanley common shareholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. The Company calculates EPS using the two-class method (see Note 1) and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic EPS:
(Loss) income from continuing operations	$(286)	$694	$(490)	$2,104
Net gain on discontinued operations	319	465	333	487

Net income (loss)	33	1,159	(157)	2,591
Net income (loss) applicable to non-controlling interests	(116)	16	(129)	35

Net income (loss) applicable to Morgan Stanley	149	1,143	(28)	2,556
Less: Preferred dividends (Series A Preferred Stock)	(11)	(11)	(22)	(25)
Less: Preferred dividends (Series B Preferred Stock)	(196)	—	(392)	—
Less: Preferred dividends (Series C Preferred Stock)	(13)	—	(42)	—
Less: Partial Redemption of Series C Preferred Stock	(202)	—	(202)	—
Less: Preferred dividends (Series D Preferred Stock)	(87)	—	(212)	—
Less: Amortization and acceleration of issuance discount for Series D Preferred Stock (see Note 11)	(892)	—	(932)	—
Less: Allocation of earnings to unvested restricted stock units(1)	(4)	(70)	(4)	(157)

Net income (loss) applicable to Morgan Stanley common shareholders	$(1,256)	$1,062	$(1,834)	$2,374

Weighted average common shares outstanding	1,138	1,041	1,075	1,038

(Losses) earnings per basic common share:
(Loss) income from continuing operations	$(1.37)	$0.61	$(2.00)	$1.86
Net gain on discontinued operations	0.27	0.41	0.29	0.43

(Losses) earnings per basic common share	$(1.10)	$1.02	$(1.71)	$2.29

Diluted EPS:
(Losses) earnings applicable to Morgan Stanley common shareholders	$(1,256)	$1,062	$(1,834)	$2,374

Weighted average common shares outstanding	1,138	1,041	1,075	1,038
Effect of dilutive securities:
Stock options and restricted stock units(1)	—	4	—	4

Weighted average common shares outstanding and common stock equivalents	1,138	1,045	1,075	1,042

(Losses) earnings per diluted common share:
(Loss) income from continuing operations	$(1.37)	$0.61	$(2.00)	$1.85
Net gain on discontinued operations	0.27	0.41	0.29	0.43

(Losses) earnings per diluted common share	$(1.10)	$1.02	$(1.71)	$2.28

(1)	The restricted stock units participate in all of the earnings of the Company in the computation of basic EPS, and therefore, the restricted stock units are not included as incremental shares in the diluted calculation.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
Number of Antidilutive Securities Outstanding at End of Period:	2009	2008	2009	2008
	(shares in millions)
Stock options	86	81	86	81
Restricted stock units	67	65	67	65
Equity Units(1)	116	116	116	116
CPP Warrant	65	—	65	—
Series B Preferred Stock	311	—	311	—

Total	645	262	645	262

(1)	The CIC Equity Units participate in substantially all of the earnings of the Company (i.e., any earnings above $0.27 per quarter) in basic EPS (assuming a full distribution of earnings of the Company), and therefore, the CIC Equity Units generally would not be included as incremental shares in the fully diluted calculation.

13.	Interest and Dividends and Interest Expense.

Details of Interest and dividends revenue and Interest expense were as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest and dividends(1):
Financial instruments owned(2)	$867	$1,470	$2,435	$4,346
Receivables from other loans	13	196	101	458
Interest bearing deposits with banks	63	491	176	947
Federal funds sold and securities purchased under agreements to resell and securities borrowed	133	4,096	577	8,835
Other	317	2,943	628	7,320

Total Interest and dividends revenues	$1,393	$9,196	$3,917	$21,906

Interest expense(1):
Commercial paper and other short-term borrowings	$—	$147	$37	$379
Deposits	100	158	250	396
Long-term debt	1,387	1,899	2,859	4,072
Securities sold under agreements to repurchase and securities loaned	394	3,745	857	8,255
Other	—	3,114	248	7,749

Total Interest expense	1,881	9,063	4,251	20,851

Net interest and dividends revenues	$(488)	$133	$(334)	$1,055

(1)	Interest income and expense and dividend income are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest and dividends are included as a component of the instrument’s fair value, interest and dividends are included within Principal transactions—trading revenues or Principal transactions—investment revenues. Otherwise, they are included within Interest and dividends income or Interest expense.
(2)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest and dividends revenues.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

14.	Other Revenues.

In fiscal 2008, the Company sold Morgan Stanley Wealth Management S.V., S.A.U., its Spanish onshore mass affluent wealth management business. Other revenues for the six month period ended June 30, 2008 included $748 million related to the sale.

15.	Employee Benefit Plans.

The Company maintains various pension and benefit plans for eligible employees.

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in millions)
Service cost, benefits earned during the period	$32	$28	$63	$56
Interest cost on projected benefit obligation	40	37	80	74
Expected return on plan assets	(31)	(33)	(61)	(66)
Net amortization of prior service costs	(1)	(2)	(4)	(4)
Net amortization of actuarial loss	10	8	21	16

Net periodic benefit expense	$50	$38	$99	$76

16.	Income Taxes.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Selected financial information for the Company’s business segments is presented below:

Three Months Ended June 30, 2009	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$3,600	$1,763	$643	$(107)	$5,899
Net interest	(636)	160	(68)	56	(488)

Net revenues	$2,964	$1,923	$575	$(51)	$5,411

Loss from continuing operations before income taxes	$(307)	$(71)	$(239)	$(2)	$(619)
Benefit from income taxes	(173)	(29)	(130)	(1)	(333)

Loss from continuing operations	(134)	(42)	(109)	(1)	(286)

Discontinued operations(1):
Gain from discontinued operations (including gain on disposal of $499 million)	515	—	—	—	515
Provision for income taxes	196	—	—	—	196

Gain on discontinued operations	319	—	—	—	319

Net income (loss)	$185	$(42)	$(109)	$(1)	$33

Net income (loss) applicable to non-controlling interests	$3	$(118)	$(1)	$—	$(116)

Net income (loss) applicable to Morgan Stanley(2)	$182	$76	$(108)	$(1)	$149

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Three Months Ended June 30, 2008	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$3,960	$1,452	$623	$(57)	$5,978
Net interest	(85)	243	(41)	16	133

Net revenues	$3,875	$1,695	$582	$(41)	$6,111

Income (loss) before income taxes	$844	$272	$(232)	$2	$886
Provision for (benefit from) income taxes	188	100	(97)	1	192

Income (loss) from continuing operations	656	172	(135)	1	694

Discontinued operations(1):
Gain from discontinued operations	761	—	—	—	761
Provision for income taxes	296	—	—	—	296

Gain on discontinued operations	465	—	—	—	465

Net income (loss)	$1,121	$172	$(135)	$1	$1,159

Net income applicable to non-controlling interests	$16	$—	$—	$—	$16

Net income (loss) applicable to Morgan Stanley(2)	$1,105	$172	$(135)	$1	$1,143

Six Months Ended June 30, 2009	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$5,190	$2,875	$778	$(152)	$8,691
Net interest	(626)	347	(131)	76	(334)

Net revenues	$4,564	$3,222	$647	$(76)	$8,357

(Loss) income before income taxes	$(777)	$48	$(798)	$—	$(1,527)
(Benefit from) provision for income taxes	(783)	17	(271)	—	(1,037)

Income (loss) from continuing operations	6	31	(527)	—	(490)

Discontinued operations(1):
Gain from discontinued operations (including gain on disposal of $499 million)	537	—	—	—	537
Provision for income taxes	204	—	—	—	204

Gain on discontinued operations	333	—	—	—	333

Net income (loss)	$339	$31	$(527)	$—	$(157)

Net income (loss) applicable to non-controlling interests	$(10)	$(118)	$(1)	$—	$(129)

Net income (loss) applicable to Morgan Stanley(2)	$349	$149	$(526)	$—	$(28)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Six Months Ended June 30, 2008	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$8,204	$3,567	$1,216	$(113)	$12,874
Net interest	623	461	(60)	31	1,055

Net revenues	$8,827	$4,028	$1,156	$(82)	$13,929

Income (loss) before income taxes	$2,006	$1,221	$(344)	$6	$2,889
Provision for (benefit from) income taxes	463	456	(137)	3	785

Income (loss) from continuing operations	1,543	765	(207)	3	2,104

Discontinued operations(1):
Net gain from discontinued operations	797	—	—	—	797
Provision for income taxes	310	—	—	—	310

Net gain on discontinued operations	487	—	—	—	487

Net income (loss)	$2,030	$765	$(207)	$3	$2,591

Net income applicable to non-controlling interests	$35	$—	$—	$—	$35

Net income (loss) applicable to Morgan Stanley(2)	$1,995	$765	$(207)	$3	$2,556

(1)	See Note 19 for a discussion of discontinued operations.
(2)	Amounts include net gains on discontinued operations applicable to Morgan Stanley of $308 million and $317 million in the quarter and six month period ended June 30, 2009 and $454 million and $472 million in the quarter and six month period ended June 30, 2008 related to MSCI Inc. that are included in the Institutional Securities business segment.

Net Interest	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Three Months Ended June 30, 2009
Interest and dividends	$1,129	$265	$8	$(9)	$1,393
Interest expense	1,765	105	76	(65)	1,881

Net interest	$(636)	$160	$(68)	$56	$(488)

Three Months Ended June 30, 2008
Interest and dividends	$8,869	$321	$17	$(11)	$9,196
Interest expense	8,954	78	58	(27)	9,063

Net interest	$(85)	$243	$(41)	$16	$133

Six Months Ended June 30, 2009
Interest and dividends	$3,424	$491	$17	$(15)	$3,917
Interest expense	4,050	144	148	(91)	4,251

Net interest	$(626)	$347	$(131)	$76	$(334)

Six Months Ended June 30, 2008
Interest and dividends	$21,290	$615	$23	$(22)	$21,906
Interest expense	20,667	154	83	(53)	20,851

Net interest	$623	$461	$(60)	$31	$1,055

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Total Assets(1)	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
At June 30, 2009	$626,375	$39,897	$10,685	$676,957

At December 31, 2008	$639,866	$24,273	$12,625	$676,764

At November 30, 2008	$623,299	$22,586	$13,150	$659,035

(1)	Corporate assets have been fully allocated to the Company’s business segments.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted through European and Asian locations. The following table presents selected income statement information of the Company’s operations by geographic area. The net revenues disclosed in the following table reflect the regional view of the Company’s consolidated net revenues, on a managed basis, based on the following methodology:

•	Institutional Securities: advisory and equity underwriting—client location, debt underwriting—revenue recording location, sales and trading—trading desk location.

•	Global Wealth Management Group: global representative coverage location.

•	Asset Management: client location, except for merchant banking business, which is based on asset location.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues	(dollars in millions)
Americas	$4,719	$3,825	$7,345	$6,307
Europe, Middle East, and Africa	21	1,355	88	5,481
Asia	671	931	924	2,141

Total	$5,411	$6,111	$8,357	$13,929

18.	Joint Venture.

Japan Securities Joint Venture.    On March 26, 2009, MUFG and the Company announced that they had signed a memorandum of understanding to form a securities joint venture between Mitsubishi UFJ Securities Co., Ltd. and MSJS.

Both parties will work to conclude definitive agreements regarding the joint venture with a targeted closing date prior to the end of March 2010. The joint venture is subject to the execution of the definitive agreements and to regulatory approvals and other customary closing conditions.

In addition, on June 30, 2009, MUFG and the Company announced the creation of a loan marketing joint venture in the Americas starting initially in the U.S., subject to regulatory approvals and other customary closing conditions, and business referral arrangements in Asia, Europe, the Middle East and Africa. MUFG and the Company also entered into a referral agreement for commodities transactions executed outside of Japan and a transfer of personnel between MUFG and the Company for the sharing of best practices and expertise.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

19.	Discontinued Operations.

MSCI.    MSCI is a provider of investment decision support tools to investment institutions worldwide. In the quarter ended June 30, 2008 and September 30, 2008, the Company sold approximately 53 million of its MSCI shares in two secondary offerings (see Note 20 to the consolidated financial statements for the fiscal year ended November 30, 2008 included in the Form 10-K for further information.) In May 2009, the Company sold all of its remaining 28 million shares in MSCI in a secondary offering. In the quarter ended June 30, 2009, the Company received net proceeds of approximately $573 million and recognized a pre-tax gain of approximately $499 million ($310 million after-tax), net of underwriting discounts, commissions and offering expenses.

The table below provides information regarding the MSCI secondary offerings (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net proceeds	$573	$780	$573	$780
Net revenues	555	849	651	948
Pre-tax gain	499	732	499	732

The pre-tax gain on discontinued operations related to MSCI (including revenues in conjunction with secondary offerings) was $515 million and $537 million for the quarter and six month period ended June 30, 2009 and $761 million and $797 million for the quarter and six month period ended June 30, 2008. The results of MSCI prior to the divestiture are included within discontinued operations for all periods presented and recorded within the Institutional Securities business segment.

20.	Subsequent Events.

The Company has updated its subsequent events disclosure through August 7, 2009, the filing date of this Form 10-Q Report. See Note 2 for information on the MSSB transaction completed on July 31, 2009. See Note 11 for information regarding the Company’s agreement reached on August 5, 2009 to repurchase the warrant issued to U.S. Treasury.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of June 30, 2009 and December 31, 2008, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2009 and June 30, 2008, and the condensed consolidated statements of cash flows and changes in total equity for the six-month periods ended June 30, 2009 and June 30, 2008. These interim financial statements are the responsibility of the management of the Company.

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

As discussed in Note 1 and in Note 12 to the condensed consolidated interim financial statements, effective January 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”

/s/ Deloitte & Touche LLP

New York, New York

August 7, 2009

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

Institutional Securities includes capital raising; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; corporate lending; sales, trading, financing and market-making activities in equity and fixed income securities and related products, including foreign exchange and commodities; and investment activities.

Global Wealth Management Group, which includes the Company’s 51% interest in Morgan Stanley Smith Barney Holdings LLC (“MSSB”), provides brokerage and investment advisory services covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; cash management services; retirement services; and trust and fiduciary services.

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

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Competition” and “Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and “Certain Factors Affecting Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (the “Form 10-K”), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2009 Quarterly Reports on Form 10-Q and other items throughout the Form 10-K, Forms 10-Q and the Company’s 2009 Current Reports on Form 8-K.

The Company’s results of operations for the quarter and six month periods ended June 30, 2009 and June 30, 2008 are discussed below.

Discontinued Operations.

MSCI.    In May 2009, the Company divested all of its remaining ownership interest in MSCI Inc. (“MSCI”). The results of MSCI are reported as discontinued operations for all periods presented. The results of MSCI were formerly included in the continuing operations of the Institutional Securities business segment.

See Note 19 to the condensed consolidated financial statements for additional information on discontinued operations.

Recent Business Developments.

Morgan Stanley Smith Barney Holdings LLC.    On May 31, 2009, the Company and Citigroup Inc. (“Citi”) consummated the previously announced combination of the Company’s Global Wealth Management Group and the businesses of Citi’s Smith Barney in the U.S., Quilter in the U.K., and Smith Barney Australia (“Smith Barney”). In addition to the Company’s contribution of respective businesses to MSSB, the Company paid Citi $2,755 million in cash. The combined businesses operate as MSSB, which the Company consolidates. Pursuant to the terms of the amended contribution agreement, certain businesses of Smith Barney and Morgan Stanley will be contributed to MSSB subsequent to May 31, 2009 (the “delayed contribution businesses”). Citi will own the delayed contribution businesses until they are transferred to MSSB and gains and losses from such businesses will be allocated to the Company’s and Citi’s respective share of MSSB’s gains and losses.

The Company owns 51% and Citi owns 49% of MSSB, with the Company appointing four directors to the MSSB board and Citi appointing two directors. As part of the acquisition, the Company has the option to acquire additional equity interests in MSSB from Citi following each of the third, fourth and fifth anniversaries of the acquisition date, with an exercise price equal to the fair market value of such equity interests. In addition, subject to the Company exercising certain of its acquisition options in MSSB, Citi has the option to sell its equity interest in MSSB to the Company following the sixth anniversary of the acquisition date with an exercise price equal to the fair market value of the equity interest. See Note 2 to the condensed consolidated financial statements for additional information.

Pursuant to the amended contribution agreement, dated as of May 29, 2009, and the Managed Futures Contribution and Interest Purchase Agreement, dated as of July 31, 2009, Citi contributed its managed futures business and certain related proprietary trading positions to MSSB on July 31, 2009, and the Company paid Citi approximately $300 million in connection with this transfer. The Company accounted for this transaction using the acquisition method of accounting. As this acquisition was recently completed, the Company is in the process of valuing the assets acquired and liabilities assumed.

As of May 31, 2009, the Company includes MSSB in its condensed consolidated financial statements. The portion of net income attributable to Citi’s 49% interest in MSSB is presented as Net income (loss) applicable to non-controlling interests on the condensed consolidated statements of income, and the portion of the shareholders’ equity of MSSB is presented as Non-controlling interests on the condensed consolidated statements of financial condition. Since the acquisition date, the results of MSSB have been included in the Global Wealth Management Group business segment.

See Note 2 to the condensed consolidated financial statements for additional information on the preliminary allocation of the purchase price, the condensed statement of assets and liabilities assumed and certain condensed pro forma financial information related to the MSSB transaction.

Japan Securities Joint Venture.    On March 26, 2009, Mitsubishi UFJ Financial Group, Inc. (“MUFG”) and the Company announced that they had signed a memorandum of understanding to form a securities joint venture between Mitsubishi UFJ Securities Co., Ltd. and Morgan Stanley Japan Securities Co., Ltd.

Both parties will work to conclude definitive agreements regarding the joint venture with a targeted closing date prior to the end of March 2010. The joint venture is subject to the execution of the definitive agreements and to regulatory approvals and other customary closing conditions.

In addition, on June 30, 2009, MUFG and the Company announced the creation of a loan marketing joint venture in the Americas starting initially in the U.S., subject to regulatory approvals and other customary closing conditions, and business referral arrangements in Asia, Europe, the Middle East and Africa. MUFG and the Company also entered into a referral agreement for commodities transactions executed outside of Japan and a transfer of personnel between MUFG and the Company for the sharing of best practices and expertise.

Executive Summary.

Financial Information.

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2009(1)	2008(2)	2009(1)	2008(2)
Net revenues (dollars in millions):
Institutional Securities	$2,964	$3,875	$4,564	$8,827
Global Wealth Management Group	1,923	1,695	3,222	4,028
Asset Management	575	582	647	1,156
Intersegment Eliminations	(51)	(41)	(76)	(82)

Consolidated net revenues	$5,411	$6,111	$8,357	$13,929

Consolidated net income (loss) (dollars in millions)	$33	$1,159	$(157)	$2,591
Net income (loss) applicable to non-controlling interest (dollars in millions)	(116)	16	(129)	35

Net income (loss) applicable to Morgan Stanley	$149	$1,143	$(28)	$2,556

Income (loss) from continuing operations applicable to Morgan Stanley (dollars in millions):
Institutional Securities	$(126)	$651	$32	$1,523
Global Wealth Management Group	76	172	149	765
Asset Management	(108)	(135)	(526)	(207)
Intersegment Eliminations	(1)	1	—	3

Income (loss) from continuing operations	$(159)	$689	$(345)	$2,084

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations	$(159)	$689	$(345)	$2,084
Gain (loss) from discontinued operations, after tax	308	454	317	472

Net income (loss) applicable to Morgan Stanley	$149	$1,143	$(28)	$2,556

(Loss) earnings applicable to Morgan Stanley common shareholders (dollars in millions)	$(1,256)	$1,062	$(1,834)	$2,374

Earnings per basic common share:
(Loss) income from continuing operations	$(1.37)	$0.61	$(2.00)	$1.86
Gain from discontinued operations(3)	0.27	0.41	0.29	0.43

(Loss) earnings per basic common share(4)	$(1.10)	$1.02	$(1.71)	$2.29

Earnings per diluted common share:
(Loss) income from continuing operations	$(1.37)	$0.61	$(2.00)	$1.85
Gain from discontinued operations(3)	0.27	0.41	0.29	0.43

(Loss) earnings per diluted common share(4)	$(1.10)	$1.02	$(1.71)	$2.28

Regional net revenues (dollars in millions)(5):
Americas	$4,719	$3,825	$7,345	$6,307
Europe, Middle East and Africa	21	1,355	88	5,481
Asia	671	931	924	2,141

Consolidated net revenues	$5,411	$6,111	$8,357	$13,929

Statistical Data.

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2009(1)	2008(2)	2009(1)	2008(2)
Average common equity (dollars in billions)(6):
Institutional Securities	$18.2	$22.3	$19.2	$23.0
Global Wealth Management Group	3.4	1.4	2.4	1.4
Asset Management	3.2	3.7	3.3	3.7
Unallocated capital	7.9	5.5	6.1	4.0

Total from continuing operations	32.7	32.9	31.0	32.1
Discontinued operations	0.2	0.4	0.3	0.5

Consolidated average common equity	$32.9	$33.3	$31.3	$32.6

Return on average common equity(6):
Consolidated	N/M	14%	N/M	16%
Institutional Securities	N/M	12%	N/M	13%
Global Wealth Management Group	7%	48%	11%	N/M
Asset Management	N/M	N/M	N/M	N/M
Book value per common share(7)	$27.21	$30.80	$27.21	$30.80
Tangible common equity(8)	$29,263	$30,582	$29,263	$30,582
Tangible common equity to risk-weighted assets ratio(9)	10.6%	N/A	10.6%	N/A
Effective income tax rate from continuing operations(10)	53.8%	21.7%	67.9%	27.2%

Worldwide employees(11)	62,215	46,108	62,215	46,108

Average liquidity (dollars in billions)(12):
Parent company liquidity	$62	$79	$61	$75
Bank and other subsidiary liquidity	95	74	90	63

Total liquidity	$157	$153	$151	$138

Capital ratios at June 30, 2009(13):
Total capital ratio	17.1%	N/A	17.1%	N/A
Tier 1 capital ratio	15.8%	N/A	15.8%	N/A
Tier 1 leverage ratio	6.5%	N/A	6.5%	N/A
Consolidated assets under management or supervision by asset class (dollars in billions):
Equity(14)	$339	$300	$339	$300
Fixed income(14)	203	258	203	258
Alternatives(15)	50	72	50	72
Private equity	4	3	4	3
Infrastructure	4	4	4	4
Real estate	17	38	17	38

Subtotal	617	675	617	675
Unit trusts	10	13	10	13
Other(14)	51	51	51	51

Total assets under management or supervision(16)	678	739	678	739
Share of non-controlling interest assets(17)	5	8	5	8

Total	$683	$747	$683	$747

Statistical Data—(Continued).

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2009(1)	2008(2)	2009(1)	2008(2)
Institutional Securities:
Pre-tax profit margin(18)	N/M	22%	N/M	23%

Global Wealth Management Group:
Global representatives	18,444	8,343	18,444	8,343
Annualized net revenue per global representative (dollars in thousands)(19)	$671	$809	$661	$788
Assets by client segment (dollars in billions):
$10 million or more	$389	$219	$389	$219
$1 million to $10 million	562	263	562	263

Subtotal $1 million or more	951	482	951	482
$100,000 to $1 million	412	197	412	197
Less than $100,000	57	28	57	28

Total client assets	$1,420	$707	$1,420	$707

Fee-based assets as a percentage of total client assets	23%	26%	23%	26%
Client assets per global representative (dollars in millions)(20)	77	85	77	85
Bank deposits (dollars in billions)(21)	$106	$34	$106	$34
Pre-tax profit margin(18)	N/M	16%	2%	30%

Asset Management:
Assets under management or supervision (dollars in billions)(22)	$361	$579	$361	$579
Percent of fund assets in top half of Lipper rankings(23)	57%	36%	57%	36%
Pre-tax profit margin(18)	N/M	N/M	N/M	N/M

N/M – Not Meaningful.

N/A – Not Applicable.

(1)	Information includes MSSB effective from May 31, 2009.
(2)	Certain prior-period information has been reclassified to conform to the current period’s presentation.
(3)	Amounts include operating results and gains on secondary offerings related to MSCI.
(4)	For the calculation of basic and diluted earnings per common share (“EPS”), see Note 12 to the condensed consolidated financial statements.
(5)	Regional net revenues in Europe, Middle East and Africa were negatively impacted by the tightening of the Company’s credit spreads resulting from the increase in fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes. Regional net revenues reflect the regional view of the Company’s consolidated net revenues, on a managed basis, based on the following methodology:
Institutional Securities: advisory and equity underwriting—client location; debt underwriting—revenue recording location; sales and trading—trading desk location. Global Wealth Management Group: global representative location. Asset Management: client location, except for the merchant banking business, which is based on asset location.
(6)	The computation of average common equity for each business segment is based upon an economic capital framework that estimates the amount of equity capital required to support the businesses over a wide range of market environments while simultaneously satisfying regulatory, rating agency and investor requirements. The economic capital framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. The effective tax rates used in the computation of segment return on average common equity were determined on a separate entity basis.
(7)	Book value per common share equals common shareholders’ equity of $36,989 million as of June 30, 2009 and $34,153 million as of June 30, 2008, divided by common shares outstanding of 1,359 million as of June 30, 2009 and 1,109 million as of June 30, 2008.
(8)	Tangible common equity equals common shareholders’ equity less goodwill and net intangible assets excluding mortgage servicing rights. The balance for the quarter and six month period ended June 30, 2009 includes the Company’s preliminary estimates of only its share of MSSB’s goodwill and intangible assets.
(9)	Tangible common equity to risk-weighted assets ratio equals tangible common equity divided by total risk-weighted assets of $276,750 million.
(10)	The effective tax rate for the six month period ended June 30, 2009 includes a tax benefit of $331 million, resulting from the cost of anticipated repatriation of non-U.S. earnings at lower than previously estimated tax rates. Excluding this benefit, the annual effective tax rate in the six month period ended June 30, 2009 would have been 46.2%.

(11)	Worldwide employees as of June 30, 2009 include 20,004 additional worldwide employees contributed by Citi related to the MSSB transaction.
(12)	For a discussion of average liquidity, see “Liquidity and Capital Resources—Liquidity Management Policies—Liquidity Reserves” herein.
(13)	For a discussion of capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
(14)	Equity and fixed income amounts include assets under management or supervision associated with the Asset Management and Global Wealth Management Group business segments. Other amounts include assets under management or supervision associated with the Global Wealth Management Group business segment.
(15)	Amounts reported for Alternatives reflect the Company’s invested equity in those funds and include a range of alternative investment products such as hedge funds, funds of hedge funds and funds of private equity funds.
(16)	Revenues and expenses associated with these assets are included in the Company’s Asset Management and Global Wealth Management Group business segments.
(17)	Amounts represent Asset Management’s proportional share of assets managed by entities in which it owns a non-controlling interest.
(18)	Percentages represent income before income taxes as a percentage of net revenues.
(19)	Annualized net revenue per global representative for the three and six month periods ended June 30, 2009 and June 30, 2008 equals Global Wealth Management Group’s net revenues (excluding the sale of Morgan Stanley Wealth Management S.V., S.A.U. for the three and six month periods ended June 30, 2008) divided by the quarterly weighted average global representative headcount for the three and six month periods ended June 30, 2009 and June 30, 2008, respectively.
(20)	Client assets per global representative equal total period-end client assets divided by period-end global representative headcount.
(21)	Approximately $50 billion of the bank deposit balances as of June 30, 2009 and $34 billion as of June 30, 2008 are attributable to the Company’s interest in MSSB. These deposit balances are held at certain of the Company’s Federal Deposit Insurance Corporation (the “FDIC”) insured depository institutions for the benefit of retail clients through their accounts.
(22)	Amounts include Asset Management’s proportional share of assets managed by entities in which it owns a non-controlling interest.
(23)	Source: Lipper, one-year performance excluding money market funds as of June 30, 2009 and June 30, 2008, respectively.

Global Market and Economic Conditions.

The severe downturn in global market and economic conditions that occurred during the Fall of 2008 continued through the first quarter of 2009. During the second quarter of 2009, however, the pace of the downturn began to moderate. In the U.S., despite recent credit improvements in investment grade corporate issuers, market and economic conditions still remained challenged by the contraction of credit, which negatively impacted broader asset classes and spanned even further into global capital markets. In the second quarter, major equity market indices in the U.S. improved as better than expected corporate earnings were partially offset by the challenging conditions in the credit markets. Economic activity in the U.S. continued to be adversely impacted by a persisting downturn in the commercial and residential real estate markets and declines in consumer spending and business investment. The unemployment rate increased to 9.5% at June 30, 2009 from 7.2% at December 31, 2008. The Federal Open Market Committee (the “FOMC”) kept its key interest rates at historically low levels and at June 30, 2009, the federal funds target rate was between zero and 0.25% and the discount rate was 0.50%. The FOMC in the first quarter announced a quantitative easing policy in which the FOMC would purchase securities with the objective of improving conditions within the credit markets by increasing the quantity of money. The FOMC in the second quarter purchased securities under its quantitative easing policy.

In Europe, market and economic conditions continued to be challenged by adverse economic developments, including lower exports, especially in Germany. During the first quarter, major European equity market indices were lower as the adverse market events that began in the U.S. spread globally and continued to impact European markets. In the second quarter, major European equity market indices improved. The euro area unemployment rate increased to 9.4% at June 2009 from 8.2% at December 2008. In December 2008, the European Central Bank (“ECB”) lowered its benchmark interest rate by 0.75% to 2.50% and during the first quarter it lowered its benchmark interest rate by an additional 1.00% to 1.50%. In December 2008, the Bank of England (“BOE”) lowered its benchmark interest rate by 1.00% to 2.00% and during the first quarter it lowered its benchmark interest rate by an additional 1.50% to 0.50%. The BOE in the first quarter also announced a quantitative easing policy in which the BOE would purchase securities, including U.K. Government Gilts, with the objective of increasing the money supply. In the second quarter of 2009, the BOE purchased securities under its quantitative easing policy. Also in the second quarter, the ECB lowered its benchmark interest rate by 0.50% to a record low 1.00%, while the BOE maintained its benchmark interest rate at 0.50%.

In Asia, economic and market conditions were also adversely impacted by the severe downturn in the global economy, the adverse developments in global credit markets and the decline in exports in both China and Japan.

Despite lower exports, China’s economy continued to benefit from domestic demand for capital projects. During the first and second quarters of 2009, equity markets in China were higher than in the beginning of the year. Japanese equity markets were lower in the first quarter of 2009, and higher in the second quarter of 2009 than in the beginning of the year. The Bank of Japan (“BOJ”) in the first quarter announced a quantitative easing policy in which the BOJ would purchase securities with the objective of increasing liquidity and reducing the reliance on short-term funding by providing longer term funding via Japanese government bond purchases. During the second quarter, the BOJ purchased securities under its quantitative easing policy.

Overview of the Quarter and Six Month Period ended June 30, 2009 Financial Results.

The Company recorded net income applicable to Morgan Stanley of $149 million during the quarter ended June 30, 2009 compared with net income applicable to Morgan Stanley of $1,143 million in the quarter ended June 30, 2008. Comparisons of the current quarter results with prior periods are impacted by one month results of MSSB, which closed on May 31, 2009. Results for the quarter ended June 30, 2009 also included an after-tax gain of $310 million in discontinued operations reflecting a gain on the sale of the Company’s remaining ownership interest in MSCI (see Note 19 to the condensed consolidated financial statements). Diluted EPS were $(1.10) in the quarter ended June 30, 2009 compared with $1.02 in the prior year period. Diluted EPS from continuing operations were $(1.37) in the current quarter compared with $0.61 in the prior year period.

Net revenues (total revenues less interest expense) decreased 11% to $5,411 million in the quarter ended June 30, 2009. The Company recorded net interest expense of $488 million during the quarter ended June 30, 2009 compared with net interest income of $133 million in the prior year quarter reflecting a reduction in balance sheet intensive businesses as well as lower trading-related net interest. The decrease in net interest was partially offset by gains recorded in Principal transactions-trading revenues on related structured product transactions. Non-interest expenses increased 15% to $6,030 million from the prior year period, primarily due to higher compensation costs. Compensation and benefits expense increased 25%, primarily reflecting the Company’s current assessment of its full year compensation requirements and competitive market pressures. Non-compensation expenses increased 2%, primarily driven by the additional operating results and integration costs related to MSSB, largely offset by lower levels of business activity and the Company’s initiatives to reduce costs.

For the six month period ended June 30, 2009, the Company recorded a net loss applicable to Morgan Stanley of $28 million compared with net income applicable to Morgan Stanley of $2,556 million a year ago. Net revenues decreased 40% to $8,357 million and non-interest expenses decreased 10% to $9,884 million. Results for the six month period ended June 30, 2009 included the after-tax net gain of $310 million in discontinued operations related to MSCI as noted above. Diluted EPS were $(1.71) compared with $2.28 a year ago. Diluted EPS from continuing operations were $(2.00) compared with $1.85 a year ago.

The Company’s effective income tax rate from continuing operations was 53.8% and 67.9% for the quarter and six month period ended June 30, 2009 compared with 21.7% and 27.2% for the quarter and six month period ended June 30, 2008, respectively. The Company recognized a tax benefit of $331 million in the six month period ended June 30, 2009, resulting from the cost of anticipated repatriation of non-U.S. earnings at lower than previously estimated tax rates. Excluding this benefit, the annual effective tax rate in the six month period ended June 30, 2009 would have been 46.2%. The increase in the effective rate in the quarter and the six month period primarily reflected the impact of a lower level of earnings, a change in the geographic mix of earnings and the anticipated use of domestic tax credits on a full-year basis.

The quarter ended June 30, 2009 included adjustments that reduced earnings per basic and diluted share by approximately $1.22. Such adjustments included $850 million related to the accelerated amortization of the issuance discount on the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D, par value $0.01 per share, liquidation preference $1,000 per share (the “Series D Preferred Stock”), $202 million related to the repurchase by the Company of a portion of its Series C Non-Cumulative Non-Voting Perpetual Preferred Stock

(“Series C Preferred Stock”) and MUFG’s related purchase of common stock and other preferred dividends and amortization of $353 million. During the first half of 2009, the Company declared preferred stock dividends of $667 million.

The results for the six month period ended June 30, 2008 included a pre-tax gain of $693 million related to the sale of Morgan Stanley Wealth Management S.V., S.A.U. (“MSWM S.V.”).

Institutional Securities.    Institutional Securities recorded a loss from continuing operations before income taxes of $307 million in the quarter ended June 30, 2009 compared with income from continuing operations before income taxes of $844 million in the quarter ended June 30, 2008. Net revenues decreased 24% to $2,964 million, primarily due to losses resulting from the tightening of credit spreads on the Company’s borrowings for which the fair value option was elected and lower net revenues from prime brokerage, derivative products and equity cash products, partially offset by higher net revenues from interest rate and credit products, commodities and investment banking results. The decrease was also due to higher net losses from limited partnership investments in real estate funds. Non-interest expenses increased 8% to $3,271 million from last year’s second quarter, primarily due to higher compensation costs, reflecting the Company’s current assessment of its full year compensation requirements and competitive market pressures. Non-compensation expenses decreased 16% from last year’s second quarter, resulting from lower levels of business activity and the Company’s initiatives to reduce costs. Results for the current quarter also included an after-tax gain of $310 million related to MSCI noted above.

Investment banking revenues increased 2% to $1,123 million from the second quarter ended June 30, 2008, primarily reflecting higher revenues from underwriting transactions, partially offset by lower advisory fees. Advisory fees from merger, acquisition and restructuring transactions were $268 million, a decrease of 29% from the comparable period of 2008, reflecting lower levels of market activity. Fixed income underwriting revenues increased 56% to $400 million from last year’s second quarter, reflecting higher levels of market activity. Equity underwriting revenues decreased 1% to $455 million in the quarter ended June 30, 2009.

Equity sales and trading revenues were $681 million, compared with net revenues of $2,228 million in last year’s second quarter. Lower net revenues from derivative products and equity cash products, primarily reflecting reduced levels of client activity, and lower average prime brokerage client balances contributed to the decline in revenues during the quarter. Equity sales and trading revenues were also negatively impacted by approximately $757 million from the tightening of the Company’s credit spreads on certain long-term and short-term borrowings accounted for at fair value compared with losses of $179 million in the prior year period. Fixed income sales and trading revenues were $973 million, 44% higher than the second quarter of 2008. Fixed income sales and trading were also negatively impacted by losses of approximately $1,342 million from the tightening of the Company’s credit spreads on certain long-term and short-term borrowings that are accounted for at fair value, as compared with losses of approximately $63 million in the prior year period. These losses were more than offset by higher net revenues from interest rate and credit products and commodities.

In the second quarter of 2009, other sales and trading net revenues were $39 million. Revenues included net mark-to-market gains of $633 million on loans and lending commitments, largely related to “event driven” lending to non-investment grade companies, which were offset by losses of $0.4 billion in other hedging activities and $195 million related to the tightening of the Company’s debt-related credit spreads on certain debt related to China Investment Corporation Ltd.’s (“CIC”) investment in the Company.

Principal transaction net investment losses of $183 million were recognized in the quarter ended June 30, 2009 as compared with net investment losses of $145 million in the quarter ended June 30, 2008. The losses were primarily related to net realized and unrealized losses from the Company’s limited partnership investments in real estate funds and investments that benefit certain employee deferred compensation and co-investment plans, and other principal investments.

Global Wealth Management Group.    Global Wealth Management Group recorded a loss from continuing operations before income taxes of $71 million compared with income from continuing operations of $272 million in the quarter ended June 30, 2008. The current quarter includes one month of operating results for MSSB, which closed on May 31, 2009. Net revenues increased 13% from the prior year period to $1,923 million. The increase was primarily related to higher revenues from asset management, distribution and administration fees, higher commission revenues and higher revenues from principal transactions trading activities, partially offset by lower net interest. Beginning in June 2009, revenues in the bank deposit program are primarily included in Asset management, distribution and administration fees prospectively. These revenues were previously reported in Interest and dividends revenues. This change is the result of agreements that were entered into in connection with the consummation of the MSSB transaction. Client assets in fee-based accounts increased 74% from the prior year period to $325 billion and decreased as a percentage of total client assets to 23% compared with 26% as of June 30, 2008. In addition, total client assets rose to $1,420 billion as of June 30, 2009 from $707 billion as of June 30, 2008, primarily as a result of the MSSB transaction.

Total non-interest expenses were $1,994 million, a 40% increase from the prior year period. The increase primarily reflected the operating results of MSSB and related integration costs of $245 million. Compensation and benefits expense increased 33% in the quarter ended June 30, 2009, primarily due to MSSB’s one month results and a one-time expense of $124 million related to replacement deferred compensation awards, which is included in the $245 million of integration costs noted above. Non-compensation expenses increased 58% in the quarter ended June 30, 2009. The increase reflected MSSB’s operating results, integration costs related to MSSB, amortization of MSSB’s intangible assets as well as a charge of $25 million related to the Federal Deposit Insurance Corporation (“FDIC”) special assessment on deposits. As a result of the MSSB transaction, the number of global representatives increased 121% to 18,444 from 8,343 a year ago.

Asset Management.    Asset Management recorded a loss from continuing operations before income taxes of $239 million in the quarter ended June 30, 2009 compared with $232 million in the quarter ended June 30, 2008, as losses in the merchant banking business were partly offset by profitable results in the core businesses, which includes traditional equity and fixed income funds, hedge funds and fund of funds. Net revenues were $575 million compared with $582 million a year ago. Net revenues included gains of $128 million related to the disposition of the remaining securities issued by structured investment vehicles held on the Company’s condensed consolidated statements of financial condition compared with losses of $77 million a year ago as well as higher principal investment revenues. These gains were partly offset by lower asset management, distribution and administrative fees, primarily resulting from lower assets under management and mark-to-market losses of approximately $131 million on a lending facility to a real estate fund sponsored by the Company and losses on other investment related hedging activities. Assets under management or supervision within Asset Management of $361 billion were down $218 billion, or 38%, from June 30, 2008, primarily reflecting net customer outflows of $121.5 billion since the second quarter of last year, primarily in the Company’s money market and long-term fixed income funds. Non-interest expenses were $814 million, which were unchanged from a year ago. Compensation and benefits expense decreased primarily due to lower net revenues. The increase in non-compensation expenses was due to operating costs and an impairment charge associated with Crescent Real Estate Equities Limited Partnership (“Crescent”).

Certain Factors Affecting Results of Operations and Earnings Per Common Share.

The Company’s results of operations may be materially affected by market fluctuations and by economic factors. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global nature, including political and economic conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income and credit markets, including corporate and mortgage (commercial and residential) lending and with respect to commercial real estate investments; the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor sentiment and confidence in the financial markets; the Company’s reputation; the actions and initiatives of current and potential competitors; and the impact of current, pending and future legislation, regulation, and technological changes in the U.S. and worldwide. Such factors also may have an impact on the Company’s ability to achieve its strategic objectives on a global basis. For a further discussion of these and other important factors that could affect the Company’s business, see “Competition” and “Supervision and Regulation” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of the Form 10-K.

Results of Operations.

The following items significantly affected the Company’s results in the quarters and six month periods ended June 30, 2009 and June 30, 2008.

Morgan Stanley Debt.    Net revenues reflected losses of approximately $2.3 billion and $3.9 billion, respectively, in the quarter and six month period ended June 30, 2009 from the tightening of the Company’s credit spreads on certain long-term and short-term borrowings, including structured notes and junior subordinated debentures, that are accounted for at fair value. Net revenues reflected losses of approximately $300 million in the quarter ended June 30, 2008 from the tightening of the Company’s credit spreads on such borrowings and gains of approximately $1.5 billion in the six month period ended June 30, 2008 from the widening of the Company’s credit spreads on such borrowings.

In addition, in the quarter and six month period ended June 30, 2009, the Company recorded gains of approximately $270 million and $515 million, respectively, from repurchasing its debt in the open market.

Real Estate Investments.    The Company recognized losses in real estate of approximately $0.7 billion and $1.7 billion in the quarter and six month period ended June 30, 2009, respectively. These amounts exclude investments that benefit certain deferred compensation and employee co-investment plans. The losses in the quarter ended June 30, 2009 were recorded in the Institutional Securities ($0.3 billion) and Asset Management ($0.4 billion) business segments. The losses in the six month period ended June 30, 2009 were recorded in the Institutional Securities ($0.8 billion) and Asset Management ($0.9 billion) business segments. Losses in the Institutional Securities business segment related to net realized and unrealized losses from the Company’s limited partnership investments in real estate funds and are reflected in Principal transaction net investment revenues in the consolidated statement of income. Losses in the Asset Management business segment related to net realized and unrealized losses from real estate investments in the Company’s merchant banking business and are primarily reflected in Principal transaction net investment revenues in the condensed consolidated statements of income. Losses also included an impairment charge of $38 million and $169 million, respectively in the quarter and six month period end June 30, 2009 related to Crescent, which is reflected in Other expenses in the condensed consolidated statements of income.

The Company recognized losses on investments in real estate in the Asset Management business segment of approximately $210 million and $360 million in the quarter and six month period ended June 30, 2008, respectively. The Company also recognized losses on investments in real estate in the Institutional Securities business segment of approximately $160 million and $220 million in the quarter and six month period ended June 30, 2008, respectively.

See “Other Matters—Real Estate-Related Positions” herein for further information.

Corporate Lending.    The results for the quarters and six month periods ended June 30, 2009 and June 30, 2008 included the following amounts primarily associated with loans and lending commitments largely related to “event-driven” lending to non-investment grade companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009(1)	2008(1)	2009(1)	2008(1)
	(dollars in billions)
Gains (losses) on loans and lending commitments	$2.5	$0.4	$2.2	$(1.9)
Gains (losses) on hedges	(1.9)	(0.5)	(2.0)	0.5

Total (losses) gains	$0.6	$(0.1)	$0.2	$(1.4)

(1)	Amounts include realized and unrealized gains (losses).

Mortgage-Related Trading.    In the quarters and six month periods ended June 30, 2009 and June 30, 2008 the Company recorded the following amounts related to mortgage-related losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in billions)
(Losses) gains on commercial mortgage-backed securities and commercial whole loan positions	$(0.2)	$(0.1)	$0.4	$0.3
(Losses) gains on U.S. subprime mortgage propriety trading exposures	(0.2)	(0.1)	(0.5)	0.2
(Losses) on non-subprime residential mortgages	—	(0.2)	(0.2)	(1.2)

Total mortgage-related losses	$(0.4)	$(0.4)	$(0.3)	$(0.7)

See “Other Matters—Real Estate-Related Positions” herein for information relating to the Company’s mortgage-related trading exposures.

Structured Investment Vehicles.    The Company recognized gains of $128 million and $171 million in the quarter and six month period ended June 30, 2009 compared with losses of $77 million and $146 million in the quarter and six month period ended June 30, 2008 related to securities issued by structured investment vehicles (“SIVs”). As of June 30, 2009, the Company no longer has any SIV positions on the condensed consolidated statements of financial condition (see “Asset Management” herein).

Monoline Insurers.    Monoline insurers (“Monolines”) provide credit enhancement to capital markets transactions. The quarter ended June 30, 2009 included gains of $72 million related to Monoline exposures as compared with losses of $145 million in the quarter ended June 30, 2008. The six month period ended June 30, 2009 included gains of $56 million as compared with losses of $997 million in the prior year period. The current credit environment continued to affect the capacity of such financial guarantors. The Company’s direct exposure to Monolines is limited to bonds that are insured by Monolines and to derivative contracts with a Monoline as counterparty. The Company’s exposure to Monolines as of June 30, 2009 consisted primarily of asset-backed securities (“ABS”) bonds of approximately $430 million in the portfolio of Morgan Stanley Bank N.A. and Morgan Stanley Trust FSB (collectively the “Subsidiary Banks”) that are collateralized primarily by first and second lien subprime mortgages enhanced by financial guarantees, $2.2 billion in insured municipal bond securities and approximately $1.6 billion in net counterparty exposure (gross exposure of approximately $7.1 billion net of cumulative credit valuation adjustments of approximately $3.8 billion and net of hedges). The Company’s hedging program for Monoline risk includes the use of transactions that effectively mitigate certain market risk components of existing underlying transactions with the Monolines. Net exposure is defined as potential loss to the Company over a period of time in an event of 100% default of a Monoline, assuming zero recovery.

Discontinued Operations.    In May 2009, the Company divested all of its remaining ownership interest in MSCI. The gain on sale, net of taxes was approximately $310 million. The results of MSCI are reported as discontinued operations for all periods presented. The results of MSCI were formerly included in the continuing operations of the Institutional Securities business segment.

MSSB.    During the quarter and six month period of June 30, 2009, the Company recorded $245 million in integration costs, which includes a one-time expense of $124 million for replacement of deferred compensation awards for MSSB retirement-eligible employees. The costs of these replacement awards are fully allocated to Citi.

Income Tax Benefit.    The Company recognized a tax benefit of $331 million in the six month period ended June 30, 2009 resulting from the cost of anticipated repatriation of non-U.S. earnings at lower than previously estimated tax rates.

EPS.

Adjustments during the quarter reduced earnings per basic and diluted share for the quarter ended June 30, 2009 by approximately $1.22. Such adjustments included $850 million related to the accelerated amortization of the issuance discount on the Company’s Series D Preferred Stock as a result of the Company’s repurchase of the Series D Preferred Stock (see “Equity Capital-Related Transactions” herein), $202 million related to the repurchase by the Company of a portion of its Series C Preferred Stock and MUFG’s related purchase of common stock and other preferred dividends and amortization of $353 million.

Equity Capital-Related Transactions.

During the quarter ended June 30, 2009, the Company issued common stock for approximately $6.9 billion in two registered public offerings in May and June 2009. MUFG elected to participate in both offerings and in one of the offerings funded its purchase of $0.7 billion of common stock with the proceeds of the Company’s partial repurchase of its Series C Preferred Stock. Period end and average common shares outstanding increased by approximately 276 million and 123 million shares, respectively, due to the Company’s common stock offerings.

During the quarter ended June 30, 2009, the Company repurchased the $10.0 billion of its Series D Preferred Stock that the Company issued to the U.S. Department of the Treasury (“U.S. Treasury”) in October 2008 under the Capital Purchase Program (“CPP”).

In connection with the issuance of the Series D Preferred Stock, the Company also issued a warrant to U.S. Treasury under the CPP for the purchase of 65,245,759 shares of the Company’s common stock at an exercise price of $22.99 per share. On August 5, 2009, under the terms of the CPP securities purchase agreement, the Company reached an agreement with U.S. Treasury to repurchase the warrant. The purchase price to be paid for the warrant is $950 million. This amount will reduce the Company’s total equity in the third quarter of 2009.

See Note 11 to the condensed consolidated financial statements for further discussion of these transactions.

Business Segments.

Substantially all of the Company’s operating revenues and operating expenses can be directly attributed to its business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective revenues or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by the Asset Management business segment to the Global Wealth Management Group business segment associated with sales of certain products and the related compensation costs paid to the Global Wealth Management Group business segment’s global representatives. Intersegment eliminations also reflect the effect of fees paid by the Institutional Securities business segment to the Global Wealth Management Group business segment related to the bank deposit program. Income (loss) before income taxes recorded in Intersegment Eliminations was $(2) million and $2 million in the quarters ended June 30, 2009 and June 30, 2008, respectively, and $0 million and $6 million in the six month periods ended June 30, 2009 and June 30, 2008, respectively.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in millions)
Revenues:
Investment banking(1)	$1,123	$1,096	$1,935	$1,938
Principal transactions:
Trading	1,765	2,005	2,611	4,674
Investments	(183)	(145)	(974)	(417)
Commissions	564	772	1,076	1,688
Asset management, distribution and administration fees	19	34	45	69
Other	312	198	497	252

Total non-interest revenues	3,600	3,960	5,190	8,204

Interest and dividends	1,129	8,869	3,424	21,290
Interest expense	1,765	8,954	4,050	20,667

Net interest	(636)	(85)	(626)	623

Net revenues	2,964	3,875	4,564	8,827

Compensation and benefits	2,112	1,650	3,153	4,073
Non-compensation expenses	1,159	1,381	2,188	2,748

Total non-interest expenses	3,271	3,031	5,341	6,821

(Losses) income from continuing operations before income taxes	(307)	844	(777)	2,006
(Benefit from) provision for income taxes	(173)	188	(783)	463

Income (losses) from continuing operations	(134)	656	6	1,543

Discontinued operations:
Gain from discontinued operations	515	761	537	797
Provision for income taxes	196	296	204	310

Gain from discontinued operations	319	465	333	487

Net income	$185	$1,121	$339	$2,030
Net income (loss) applicable to non-controlling interests	$3	$16	$(10)	$35

Net income applicable to Morgan Stanley	$182	$1,105	$349	$1,995

Amounts attributable to Morgan Stanley common shareholders:
Income (losses) from continuing operations, net of tax	$(126)	$651	$32	$1,523
Gain from discontinued operations, net of tax	308	454	317	472

Net income applicable to Morgan Stanley	$182	$1,105	$349	$1,995

(1)	Underwriting revenues excludes fees for Company self-issuances.

Investment Banking.    Investment banking revenues for the quarter ended June 30, 2009 increased 2% from the comparable period of 2008, primarily reflecting higher revenues from underwriting transactions, partially offset by lower advisory fees. Advisory fees from merger, acquisition and restructuring transactions were $268 million, a decrease of 29% from the comparable period of 2008, reflecting lower levels of market activity. Underwriting revenues of $855 million increased 19% from the second quarter of 2008 and exclude fees from the Company’s self-issuances. Fixed income underwriting revenues increased 56% to $400 million in the quarter ended June 30, 2009 reflecting higher levels of market activity. Equity underwriting revenues decreased 1% to $455 million in the quarter ended June 30, 2009.

Investment banking revenues in the six month period ended June 30, 2009 remained relatively unchanged from the comparable period of 2008 as lower advisory and equity underwriting revenues were mostly offset by higher revenues from fixed income underwriting transactions.

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

Total sales and trading revenues decreased 37% in the quarter ended June 30, 2009 from the comparable period of 2008.

Sales and trading revenues can also be analyzed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009(1)	2008(1)	2009(1)	2008(1)
	(dollars in millions)
Equity	$681	$2,228	$1,558	$5,642
Fixed income	973	678	2,267	3,100
Other	39	(214)	(764)	(1,757)

Total sales and trading revenues	$1,693	$2,692	$3,061	$6,985

(1)	Amounts include Principal transactions—trading, Commissions and Net interest revenues (expenses). Other sales and trading net revenues primarily include net gains (losses) from loans and lending commitments and related hedges associated with the Company’s lending and other corporate activities.

Equity Sales and Trading Revenues.    Equity sales and trading revenues decreased 69% to $681 million in the second quarter of 2009. Lower net revenues from derivative products and equity cash products, primarily reflecting reduced levels of client activity, and lower average prime brokerage client balances contributed to the decline in revenues during the quarter. Equity sales and trading revenues were also impacted by the tightening of the Company’s credit spreads on financial instruments that are accounted for at fair value, including, but not limited to, those for which the fair value option was elected (see Note 3 to the condensed consolidated financial statements). Equity sales and trading revenues reflected losses of approximately $757 million in the quarter ended June 30, 2009 due to the tightening of the Company’s credit spreads resulting from the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected compared with losses of approximately $179 million in the second quarter of 2008.

In the quarter ended June 30, 2009, equity sales and trading revenues also reflected unrealized gains of approximately $150 million related to changes in the fair value of net derivative contracts attributable to the tightening of the counterparties’ credit default spreads. The Company also recorded unrealized losses of approximately $92 million in the quarter ended June 30, 2009 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s credit default swap spreads. The unrealized losses and gains were immaterial in the quarter ended June 30, 2008. The unrealized losses and gains do not reflect any gains or losses on related non-derivative hedging instruments.

Fixed Income Sales and Trading Revenues.    Fixed income sales and trading revenues were $973 million, 44% higher than the second quarter of 2008. Interest rate, currency and credit products revenues increased 132% in the quarter ended June 30, 2009. The second quarter of 2009 reflected higher net revenues from interest rate and credit products, primarily due to favorable positioning in volatile markets. Commodity revenues increased 12% in the quarter ended June 30, 2009, primarily due to higher revenues from oil liquids, electricity and natural gas products.

The quarter ended June 30, 2009 reflected losses of approximately $1,342 million from the tightening of the Company’s credit spreads resulting from the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected compared with losses of approximately $63 million in the second quarter of 2008 (see Note 3 to the condensed consolidated financial statements).

In the quarter ended June 30, 2009, fixed income sales and trading revenues reflected unrealized gains of approximately $2,496 million related to changes in the fair value of net derivative contracts attributable to the tightening of the counterparties’ credit default spreads compared with unrealized losses of approximately $815 million in the quarter ended June 30, 2008 related to the widening of the counterparties’ credit default spreads. The Company also recorded unrealized losses of approximately $1,095 million in the quarter ended June 30, 2009, related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s credit default swap spreads compared with unrealized gains of approximately $136 million in the quarter ended June 30, 2008 related to the widening of the Company’s credit default swap spreads. The unrealized losses and gains do not reflect any gains or losses on related non-derivative hedging instruments.

Other Sales and Trading Revenues.    Sales and trading revenues included other trading revenues, consisting primarily of certain activities associated with the Company’s corporate lending activities. In the quarter ended June 30, 2009, other sales and trading gains were $39 million compared with losses of $214 million in the quarter ended June 30, 2008. Included in the $39 million were net gains of approximately $633 million (mark-to-market valuations and realized gains of approximately $2,520 million partially offset by losses on related hedges of approximately $1,887 million) associated with loans and lending commitments largely related to certain “event-driven” lending to non-investment grade companies. Results in the current quarter also included a negative adjustment of $195 million, reflecting the improvement in the Company’s debt-related credit spreads on certain debt related to CIC’s investment in the Company and losses of $0.4 billion from mark-to-market movements on swaps previously designated as hedges of a portion of the Company’s long-term debt (“de-designated debt-related hedges”) and other hedging activities.

Included in the $214 million for the quarter ended June 30, 2008 were net losses of approximately $117 million (mark-to-market valuations and realized gains of approximately $370 million offset by net losses on related hedges of approximately $487 million) associated with loans and lending commitments largely related to “event-driven” lending to non-investment grade companies.

Sales and Trading Revenues in the Six Month Period Ended June 30, 2009.    Total sales and trading revenues decreased 56% in the six month period ended June 30, 2009 from the comparable period of 2008, reflecting lower equity and fixed income sales and trading revenues, partially offset by fewer losses in other sales and trading revenues. Equity sales and trading revenues decreased 72% primarily due to lower revenues from derivative products, prime brokerage and equity cash products. Equity sales and trading revenues also reflected losses of approximately $1,312 million in the six month period ended June 30, 2009 due to the tightening of the Company’s credit spreads resulting from the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected compared with a benefit of approximately $623 million in the six month period ended June 30, 2008 due to the widening of the Company’s credit spreads on such borrowings. Fixed income sales and trading revenues decreased 27% primarily due to losses of approximately $2,322 million from the tightening of the Company’s credit spreads resulting from the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected compared with a benefit of approximately $897 million in the six month period ended June 30, 2008 due to the widening of the Company’s credit spreads on such borrowings, partially offset by higher revenues from interest rate, currency and credit products. In the six month period ended June 30, 2009, other sales and trading losses were $764 million compared with losses of $1,757 million in the six month period ended June 30, 2008. The losses in other sales and trading revenues in the six month period ended June 30, 2008 were primarily related to mark to market valuations on loans and lending commitments associated with the Company’s corporate lending activities, primarily “event-driven” lending and writedowns of securities of approximately $0.3 billion in the Company’s Subsidiary Banks.

Principal Transactions—Investments.    Principal transaction net investment losses of $183 million and $974 million were recognized in the quarter and six month period ended June 30, 2009, as compared with net investment losses of $145 million and $417 million in the quarter and six month period ended June 30, 2008, respectively. The losses in all periods were primarily related to net realized and unrealized losses from the Company’s limited partnership investments in real estate funds and investments that benefit certain employee deferred compensation and co-investment plans.

Other.    Other revenues increased 58% and 97% in the quarter and six month period ended June 30, 2009, primarily due to the Company’s repurchase of debt, partially offset by an impairment charge on certain loans.

Non-Interest Expenses.    Non-interest expenses increased 8% in the quarter ended June 30, 2009 and decreased 22% in the six month period ended June 30, 2009. The increase in the quarter was primarily due to higher compensation and benefits expense and the decrease in the six month period was primarily due to lower compensation and benefits expense. Compensation and benefits expense increased 28% in the quarter ended June 30, 2009, primarily reflecting the Company’s current assessment of its full year compensation requirements and competitive market pressures. Compensation and benefits expense decreased 23% in the six month period ended June 30, 2009, primarily reflecting lower incentive-based compensation accruals. Excluding compensation and benefits expense, non-interest expenses decreased 16% and 20% in the quarter and six month period, partly due to lower levels of business activity and the Company’s initiatives to reduce costs. Brokerage, clearing and exchange fees decreased 31% and 37% in the quarter and six month period, primarily due to decreased trading activity. Marketing and business development expenses decreased 52% and 48% in the quarter and six month period, primarily due to lower levels of business activity. Professional services expense decreased 32% and 26% in the quarter and six month period, primarily due to lower legal, consulting and recruiting fees. Other expenses in the six month period decreased 15%, primarily resulting from lower levels of business activity and lower litigation expense.

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in millions)
Revenues:
Investment banking	$165	$159	$226	$269
Principal transactions:
Trading	303	195	549	384
Investments	1	(1)	(13)	(6)
Commissions	412	348	674	703
Asset management, distribution and administration fees	816	684	1,327	1,375
Other	66	67	112	842

Total non-interest revenues	1,763	1,452	2,875	3,567

Interest and dividends	265	321	491	615
Interest expense	105	78	144	154

Net interest	160	243	347	461

Net revenues	1,923	1,695	3,222	4,028

Compensation and benefits	1,362	1,023	2,206	2,066
Non-compensation expenses	632	400	968	741

Total non-interest expenses	1,994	1,423	3,174	2,807

(Loss) income before income taxes	(71)	272	48	1,221
(Benefit from) provision for income taxes	(29)	100	17	456

Net (loss) income	(42)	172	31	765
Net loss applicable to non-controlling interests	(118)	—	(118)	—

Net income applicable to Morgan Stanley	$76	$172	$149	$765

On May 31, 2009, MSSB was formed (see “Introduction—Recent Business Developments” herein for further information). The Company owns 51% of MSSB, which is fully consolidated. As a result, one month of operating results for MSSB are included in the Global Wealth Management Group business segment for the quarter and six month period ended June 30, 2009. Net loss applicable to non-controlling interests of $118 million in the quarter and six month period ended June 30, 2009 represents Citi’s interest in MSSB for the one month period ended June 30, 2009.

Investment Banking.    Investment banking revenues increased 4% in the quarter ended June 30, 2009, primarily due to the operating results of MSSB and higher equity underwriting activity, partially offset by decreased underwriting activity across fixed income and unit trust products. Investment banking revenues decreased 16% in the six month period ended June 30, 2009, primarily due to lower underwriting activity across fixed income and unit trust products, partially offset by the operating results of MSSB and higher equity underwriting activity.

Principal Transactions—Trading.    Principal transaction trading revenues increased 55% and 43% in the quarter and six month period ended June 30, 2009, primarily due to the operating results of MSSB and higher revenues from corporate and municipal fixed income securities, partially offset by lower revenues from government securities.

Principal Transactions—Investments.    Principal transaction net investment gains were $1 million in the quarter ended June 30, 2009 compared with net investment losses of $1 million in the quarter ended June 30, 2008. Principal transaction net investment losses were $13 million in the six month period ended June 30, 2009 compared with net investment losses of $6 million in the six month period ended June 30, 2008, primarily reflecting net losses associated with investments that benefit certain employee deferred compensation plans.

Commissions.    Commission revenues increased 18% in the quarter ended June 30, 2009, reflecting the operating results of MSSB, partially offset by lower client activity. Commission revenues decreased 4% in the six month period ended June 30, 2009, reflecting lower client activity, partially offset by the operating results of MSSB.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 19% in the quarter ended June 30, 2009, primarily due to the operating results of MSSB and fees associated with customer account balances in the bank deposit program, partially offset by lower client asset balances in fee-based accounts prior to the consummation of the MSSB transaction. Beginning in June 2009, revenues in the bank deposit program are primarily included in Asset management, distribution and administration fees prospectively. These revenues were previously reported in Interest and dividends revenues. This change is the result of agreements that were entered into in connection with the MSSB transaction. Asset management, distribution and administration fees decreased 3% in the six month period ended June 30, 2009, primarily due to lower client asset balances in fee-based accounts prior to the closing of the MSSB transaction, partially offset by the operating results of MSSB and fees associated with customer account balances in the bank deposit program.

Balances in the bank deposit program rose to $105.7 billion as of June 30, 2009 from $34.5 billion as of June 30, 2008. Deposits held by certain of the Company’s FDIC insured depository institutions were $50.4 billion of the $105.7 billion deposits.

Client assets in fee-based accounts increased 74% to $325 billion as of June 30, 2009 and represented 23% of total client assets compared with 26% as of June 30, 2008.

Total client asset balances increased to $1,420 billion as of June 30, 2009 from $707 billion as of June 30, 2008, primarily due to MSSB. Client asset balances in households with assets greater than $1 million increased to $951 billion as of June 30, 2009 from $482 billion as of June 30, 2008.

Other.    Other revenues were $66 million and $112 million in the quarter and six month period ended June 30, 2009 compared with $67 million and $842 million in the quarter and six month period ended June 30, 2008, respectively. The results in the quarter and six month period ended June 30, 2009 included the operating results of MSSB. The six month period ended June 30, 2008 included $748 million related to the sale of MSWM S.V., the Spanish onshore mass affluent wealth management business.

Net Interest.    Net interest revenues decreased 34% and 25% in the quarter and six month period ended June 30, 2009, primarily reflecting the change in classification of the bank deposit program noted above and a decline in customer margin loan balances, partially offset by the operating results of MSSB.

Non-Interest Expenses.    Non-interest expenses increased 40% and 13% in the quarter and six month period ended June 30, 2009, respectively. The quarter and six month period ended June 30, 2009 included the operating results of MSSB, integration costs of approximately $245 million for MSSB and the amortization of MSSB’s intangible assets. The integration costs include a one-time expense of $124 million for replacement deferred compensation awards, which is included in the $245 million of integration costs noted above. The cost of these replacement awards was fully allocated to Citi within non-controlling interests. Compensation and benefits expense increased 33% and 7% in the quarter and six month period ended June 30, 2009, primarily reflecting MSSB and the replacement awards noted above. Excluding compensation and benefits expense, non-interest expenses increased 58% and 31% in the quarter and six month period. Occupancy and equipment expense increased 48% and 26% in the quarter and six month period, primarily due to the operating results of MSSB and higher rent and lease expenses. Information processing and communications increased 38% and 13% in the quarter and six month period primarily due the operating results of MSSB. Professional services expense increased 60% and 43% in the quarter and six month period, primarily due to costs related to MSSB and increased legal services. Other expenses increased 100% and 56% in the quarter and six month period, primarily resulting from the operating results of MSSB. Other expenses also included a charge of $25 million related to FDIC assessment on deposits.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in millions)
Revenues:
Investment banking	$23	$39	$36	$65
Principal transactions:
Trading	(96)	(104)	(97)	(166)
Investments	67	(162)	(400)	(401)
Commissions	3	4	5	8
Asset management, distribution and administration fees	520	796	1,007	1,586
Other	126	50	227	124

Total non-interest revenues	643	623	778	1,216

Interest and dividends	8	17	17	23
Interest expense	76	58	148	83

Net interest	(68)	(41)	(131)	(60)

Net revenues	575	582	647	1,156

Compensation and benefits	400	433	550	767
Non-compensation expenses	414	381	895	733

Total non-interest expenses	814	814	1,445	1,500

Loss from continuing operations before income taxes	(239)	(232)	(798)	(344)
Benefit from income taxes	(130)	(97)	(271)	(137)

Net loss	(109)	(135)	(527)	(207)
Net loss applicable to non-controlling interests	(1)	—	(1)	—

Net loss applicable to Morgan Stanley	$(108)	$(135)	$(526)	$(207)

Investment Banking.    Investment banking revenues decreased 41% and 45% in the quarter and six month period ended June 30, 2009, primarily reflecting lower revenues from real estate products.

Principal Transactions—Trading.    In the quarter and six month period ended June 30, 2009, the Company recognized losses of $96 million and $97 million, respectively, compared with losses of $104 million and $166 million in the quarter and six month period ended June 30, 2008, respectively. Trading results in the quarter and six month period ended June 30, 2009 were primarily related to mark-to-market losses of approximately $131 million on a lending facility to a real estate fund sponsored by the Company and losses on investment-related hedging activity. Losses in the quarter and six month period ended June 30, 2009 were partially offset by gains of $128 million and $171 million, respectively, related to SIV positions that were held on the Company’s condensed consolidated statements of financial condition compared with losses of $77 million and $146 million in the quarter and six month period ended June 30, 2008, respectively.

SIVs are unconsolidated entities that issue various capital notes and debt instruments to fund the purchase of assets. While the Company does not sponsor or serve as asset manager to any unconsolidated SIVs, the Company does serve as investment advisor to certain unconsolidated money market funds (“Funds”) that had investments in securities issued by SIVs. In the second half of 2007 and during 2008, widespread illiquidity in the commercial paper markets led to market value declines and rating agency downgrades of many securities issued by SIVs, some of which were held by the Funds. As a result, the Company purchased at amortized cost approximately $1.1 billion of such securities during 2007 and 2008. As of June 30, 2009, the Company no longer has any SIV positions on the condensed consolidated statements of financial condition. For prior periods, such positions were reflected at fair value and were presented in Financial instruments owned—Corporate and other debt in the condensed consolidated statements of financial condition. As of June 30, 2009, the Funds no longer had investments in securities issued by SIVs compared with $0.6 billion as of June 30, 2008. The Company has no obligation to purchase any additional securities from the Funds in the future.

Principal Transactions—Investments.    Principal transaction net investment gains of $67 million and net investment losses of $400 million were recognized in the quarter and six month period ended June 30, 2009 as compared with losses of $162 million and $401 million in the quarter and six month period ended June 30, 2008. The results in the quarter were primarily related to net investment gains associated with the Company’s private equity, alternatives, and equity investments, as well as gains associated with certain investments for the benefit of the Company’s employee deferred compensation and co-investment plans. The current quarter also reflected lower investment losses in the real estate business. The results in the six month periods were primarily related to net investment losses associated with the Company’s merchant banking business, including real estate investments, and losses associated with certain investments for the benefit of the Company’s employee deferred compensation and co-investment plans. The results for the six month period ended June 30, 2009 also included losses associated with Crescent.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees decreased 35% and 37% in the quarter and six month period ended June 30, 2009 compared with the quarter and six month period ended June 30, 2008, respectively. The decrease in the quarter and six month period primarily reflected lower fund management and administration fees reflecting a decrease in assets under management.

Asset Management’s period-end and average assets under management or supervision were as follows:

	At June 30,		Average For the Three Months Ended June 30,		Average For the Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008
	(dollars in billions)
Assets under management or supervision by distribution channel:
Morgan Stanley Retail and Intermediary	$44	$72	$43	$75	$43	$75
Van Kampen Retail and Intermediary	86	127	83	133	82	137
Retail money markets	21	35	23	36	25	34

Total Americas Retail	151	234	149	244	150	246
U.S. Institutional	74	123	75	125	79	125
Institutional money markets	39	89	44	84	47	79
Non-U.S.	92	125	90	128	90	128

Total assets under management or supervision	356	571	358	581	366	578
Share of non-controlling interest assets(1)	5	8	5	7	5	7

Total	$361	$579	$363	$588	$371	$585

	At June 30,		Average For the Three Months Ended June 30,		Average For the Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008
	(dollars in billions)
Assets under management or supervision by asset class:
Equity	$145	$216	$138	$229	$134	$235
Fixed income	130	225	137	221	145	215
Alternatives(2)	46	72	44	73	44	71
Unit trust	10	13	9	14	9	14

Total core asset management	331	526	328	537	332	535

Private equity	4	3	4	3	4	3
Infrastructure	4	4	4	4	4	3
Real estate	17	38	22	37	26	37

Total merchant banking	25	45	30	44	34	43

Total assets under management or supervision	356	571	358	581	366	578
Share of non-controlling interest assets(1)	5	8	5	7	5	7

Total	$361	$579	$363	$588	$371	$585

(1)	Amounts represent Asset Management’s proportional share of assets managed by entities in which it owns a non-controlling interest.
(2)	The alternatives asset class includes a range of investment products such as hedge funds, funds of hedge funds and funds of private equity funds.

Activity in Asset Management’s assets under management or supervision for the quarters and six month periods ended June 30, 2009 and June 30, 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in billions)
Balance at beginning of period	$356	$575	$404	$590
Net flows by distribution channel:
Morgan Stanley Retail and Intermediary	(1)	(2)	(4)	(2)
Van Kampen Retail and Intermediary	(2)	(2)	(4)	(4)
Retail money markets	(4)	1	(8)	3

Total Americas Retail	(7)	(3)	(16)	(3)
U.S. Institutional	(5)	(1)	(9)	1
Institutional money markets	(9)	13	(14)	22
Non-U.S.	(4)	1	(7)	1

Total net flows	(25)	10	(46)	21
Net market appreciation/(depreciation)	30	(8)	4	(34)

Total net increase /(decrease)	5	2	(42)	(13)
Acquisitions	—	1	—	1
Net increase (decrease) in share of non-controlling interest assets(1)	—	1	(1)	1

Balance at end of period	$361	$579	$361	$579

(1)	Amount represents Asset Management’s proportional share of assets managed by entities in which it owns a non-controlling interest.

Net flows in the quarter and six month period ended June 30, 2009 were associated with negative outflows across all distribution channels partially reflecting customer outflows that were experienced within the industry. The Company’s decline in assets under management from June 30, 2008 to June 30, 2009 included net customer outflows of $121.5 billion, primarily in the Company’s money market and long-term fixed income funds.

Other.    Other revenues increased 152% and 83% in the quarter and six month period ended June 30, 2009 compared with the quarter and six month period ended June 30, 2008, respectively. The results in the quarter and six month period ended June 30, 2009 were primarily due to revenues associated with Crescent. Other revenues for the six month period also included a $43 million impairment on certain equity method investments owned by Crescent. See “Other Matters—Real Estate-Related Positions—Real Estate Analysis” herein for further discussion. The results in the six month period ended June 30, 2008 included higher revenues associated with Lansdowne Partners, a London-based investment manager in which the Company has a non-controlling interest.

Non-Interest Expenses.    Non-interest expenses remained unchanged in the quarter ended June 30, 2009 from the comparable period of 2008 and decreased 4% in the six month period ended June 30, 2009. The results in the six month period ended June 30, 2009 primarily reflected a decrease in compensation and benefits expense, partially offset by higher operating costs and an impairment charge of $169 million associated with Crescent. Compensation and benefits expense decreased 8% and 28% in the quarter and six month period ended June 30, 2009, primarily reflecting lower net revenues. Excluding compensation and benefits expense, non-interest expenses increased 9% and 22% in the quarter and six month period ended June 30, 2009. Brokerage, clearing and exchange fees decreased 42% and 46% in the quarter and six month period ended June 30, 2009, primarily due to lower fee sharing expenses. Marketing and business development expense decreased 32% and 42% in the quarter and six month period ended June 30, 2009, primarily due to lower levels of business activity. Professional services expense decreased 20% and 18% in the quarter and six month period ended June 30, 2009, primarily due to lower consulting fees. Other expenses increased by $108 million to $171 million in the quarter ended June 30, 2009 and increased by $330 million to $442 million in the six month period ended June 30, 2009, primarily due to Crescent operating costs and impairment charges of $38 million and $169 million in the quarter and six month period ended June 30, 2009, respectively.

Other Matters.

The following matters are discussed in the Company’s notes to the condensed consolidated financial statements. For further information on these matters, please see the applicable note:

Note

Accounting Developments:

Dividends on Share-Based Payment Awards	1

Transfers of Financial Assets and Repurchase Financing Transactions	1

Determination of the Useful Life of Intangible Assets	1

Instruments Indexed to an Entity’s Own Stock	1

Disclosures about Postretirement Benefit Plan Assets	1

Guidance and Disclosures on Fair Value Measurements	1

Subsequent Events	1

Transfers of Financial Assets and Extinguishments of Liabilities and Consolidation of Variable Interest Entities	1

FASB Accounting Standards Codification	1

Income Taxes	16

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

The Company continues to monitor its real estate-related and lending-related positions in order to manage its exposures to these markets and businesses. As market conditions continue to evolve, particularly in the commercial real estate area, the fair value of these positions could further deteriorate.

See “Management’s Discussion and Analysis of Financing Condition and Results of Operations—Other Matters—Real Estate-Related Positions” in Part II, Item 7 of the Form 10-K for further information.

The following tables provide a summary of the Company’s non-subprime residential, commercial and U.S. subprime mortgage-related exposures as of and for the quarter and six month period ended June 30, 2009 and as of December 31, 2008. The Company utilizes various methods of evaluating risk in its trading and other portfolios, including monitoring its Net Exposure. Net Exposure is defined as potential loss to the Company over a period of time in an event of 100% default of the referenced loan, assuming zero recovery. Positive net exposure amounts indicate potential loss (long position) in a default scenario. Negative net exposure amounts indicate potential gain (short position) in a default scenario. Net Exposure does not take into consideration the risk of counterparty default such that actual losses could exceed the amount of Net Exposure. See “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part II, Item 7A of the Form 10-K for a further description of how credit risk is monitored. For a further discussion of the Company’s risk management policies and procedures see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

Non-subprime Residential Mortgage-Related Exposures.

	Statement of Financial Condition June 30, 2009(1)	Statement of Financial Condition December 31, 2008(1)	Profit and (Loss) Three Months Ended June 30, 2009	Profit and (Loss) Six Months Ended June 30, 2009	Net Exposure June 30, 2009(2)	Net Exposure December 31, 2008(2)
	(dollars in billions)
Residential loans(3)	$3.0	$2.7	$(0.1)	$(0.2)	$3.0	$2.7
RMBS bonds(3)	1.5	2.5	—	—	1.5	2.5
RMBS-backed warehouse lines	—	0.1	—	—	—	0.1
RMBS swaps(4)	0.2	—	0.1	—	(0.5)	(0.4)
Other secured financings(5)	1.0	1.4	—	—	—	—

Total residential non-subprime	$5.7	$6.7	$—	$(0.2)	$4.0	$4.9

(1)	Statement of financial condition amounts are presented on a net asset/liability basis and do not take into account any netting of cash collateral against these positions. As of June 30, 2009, the $5.7 billion is reflected in the Company’s condensed consolidated statement of financial condition as Financial instruments owned of $5.7 billion. As of December 31, 2008, the $6.7 billion is reflected in the Company’s condensed consolidated statement of financial condition as Financial instruments owned of $7.0 billion and Financial instruments sold, not yet purchased of $0.3 billion.
(2)	Regional distribution of Net Exposure was 47% U.S., 38% Europe and 15% Asia as of June 30, 2009 and 51% U.S., 37% Europe and 12% Asia as of December 31, 2008.
(3)	Net exposure on residential loans and RMBS bonds was split 41% Alt-A/near prime and 59% prime underlying collateral, respectively. Net exposure of U.S. Alt-A residential loans and bonds was $0.8 billion as of June 30, 2009 and $1.6 billion as of December 31, 2008.
(4)	Amounts represent both hedges and directional positioning. These positions included credit default and super senior CDO swaps.
(5)	Amounts represent assets recorded in accordance with accounting guidance for transfers of financial assets and consolidation of variable interest entities (“VIEs”) that function as collateral for an offsetting amount of non-recourse debt to third parties. Any retained interests in these transactions are reflected in RMBS bonds.

Commercial Mortgage-Related Exposures.

	Statement of Financial Condition June 30, 2009(1)	Statement of Financial Condition December 31, 2008(1)	Profit and (Loss) Three Months Ended June 30, 2009	Profit and (Loss) Six Months Ended June 30, 2009	Net Exposure June 30, 2009	Net Exposure December 31, 2008
	(dollars in billions)
CMBS bonds	$3.7	$4.3	$0.2	$(0.3)	$3.7	$4.3
CMBS-backed warehouse lines(2)	0.8	1.3	(0.1)	(0.2)	1.2	1.8
Commercial loans(2)(3)	2.8	3.3	(0.1)	(0.4)	2.9	3.6
CMBS swaps(4)	6.8	4.7	(0.2)	1.3	(4.5)	(6.3)
Other secured financings(5)	3.2	4.5	—	—	—	—

Total CMBS/Commercial whole loan exposure(6)	$17.3	$18.1	$(0.2)	$0.4	$3.3	$3.4

(1)	Statement of financial condition amounts are presented on a net asset/liability basis and do not take into account any netting of cash collateral against these positions. As of June 30, 2009, the $17.3 billion is reflected in the Company’s condensed consolidated statement of financial condition as Financial instruments owned of $19.9 billion, Receivables: Other loans of $0.8 billion and Financial instruments sold, not yet purchased of $3.4 billion. As of December 31, 2008, the $18.1 billion is reflected in the Company’s condensed consolidated statement of financial condition as follows: Financial instruments owned of $26.4 billion, Receivables: Other loans of $1.3 billion and Financial instruments sold, not yet purchased of $9.6 billion.
(2)	Amounts include unfunded loan commitments.
(3)	Composition of commercial loans was 69% senior and 31% mezzanine as of June 30, 2009 and 66% senior and 34% mezzanine as of December 31, 2008.
(4)	Amounts represent both hedges and directional positioning. Amounts include credit default, super senior CDOs, index and total rate-of-return swaps.
(5)	Amounts represent assets recorded in accordance with the accounting guidance for transfer of financial assets and consolidation of VIEs that function as collateral for an offsetting amount of non-recourse debt to third parties. Any retained interests in these transactions are reflected in CMBS bonds.
(6)	Regional distribution of Net Exposure of the long positions (i.e., CMBS bonds, commercial loans and warehouse lines) was 61% U.S., 18% Europe and 21% Asia as of June 30, 2009 and 56% U.S., 20% Europe and 24% Asia as of December 31, 2008.

U.S. Subprime Mortgage-Related Exposures.

	Statement of Financial Condition June 30, 2009(1)	Statement of Financial Condition December 31, 2008	Profit and (Loss) Three Months Ended June 30, 2009	Profit and (Loss) Six Months Ended June 30, 2009	Net Exposure June 30, 2009	Net Exposure December 31, 2008
	(dollars in billions)
ABS CDO super senior mezzanine	$(0.2)	$(3.4)	$0.1	$—	$(0.3)	$(0.1)
ABS bonds(2)	2.0	3.4	0.1	(0.1)	2.0	3.4
ABS loans	0.1	0.2	—	—	0.1	0.2
ABS swaps(3)	4.0	11.3	(0.4)	(0.4)	(1.2)	(1.6)

Total ABS subprime exposure	$5.9	$11.5	$(0.2)	$(0.5)	$0.6	$1.9

(1)	Statement of financial condition amounts are presented on a net asset/liability basis and do not take into account any netting of cash collateral against these positions. In addition, these amounts reflect counterparty netting to the extent that there are positions with the same counterparty that are subprime-related; they do not reflect any counterparty netting to the extent that there are positions with the same counterparty that are not subprime related. As of June 30, 2009, the $5.9 billion is reflected in the Company’s condensed consolidated statement of financial condition as Financial instruments owned of $9.4 billion and Financial instruments sold, not yet purchased of $3.5 billion. As of December 31, 2008, the $11.5 billion is reflected in the Company’s condensed consolidated statement of financial condition: Financial instruments owned of $20.4 billion and Financial instruments sold, not yet purchased of $8.9 billion.
(2)	Includes subprime securities held by the investment portfolios of the Subsidiary Banks. The securities in the Subsidiary Banks’ portfolios are part of the Company’s overall Treasury liquidity management portfolio. The market value of the Subsidiary Banks’ subprime-related securities, most of which are investment grade-rated residential mortgage-backed securities, was $1.3 billion as of June 30, 2009 and $2.5 billion as of December 31, 2008. For the six month period ended June 30, 2009, these positions incurred losses of $0.3 billion.
(3)	Amounts represent both hedges and directional positioning. These positions include ABS and ABS CDO credit default swaps.

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

Real Estate Investments.    The Company’s real estate investments as of June 30, 2009 are shown below. Such amounts exclude investments that benefit certain employee deferred compensation and co-investment plans.

	Statement of Financial Condition June 30, 2009	Statement of Financial Condition December 31, 2008	Loss Three Months Ended June 30, 2009	Loss Six Months Ended June 30, 2009
	(dollars in billions)
Crescent and other consolidated interests(1)(2)	$3.7	$3.8	$(0.3)	$(0.6)
Real estate funds	0.7	1.0	(0.3)	(0.9)
Real estate bridge financing	—	0.2	(0.1)	(0.2)
Infrastructure fund	0.2	0.1	—	—

Total(3)	$4.6	$5.1	$(0.7)	$(1.7)

(1)	Represents gross investment assets of consolidated subsidiaries, certain of which are subject to non-recourse debt of $2.5 billion provided by third party lenders (see Note 7 to the condensed consolidated financial statements).
(2)	Consolidated statement of income amounts directly related to investments held by consolidated subsidiaries are condensed in this presentation and include principal transactions, net operating revenues and expenses and impairment charges.
(3)	The Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to these investments of $1.7 billion as of June 30, 2009 (see Note 9 to the condensed consolidated financial statements).

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

In determining fair value, the Company uses various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels, wherein Level 1 uses observable prices in active markets, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and therefore require the greatest use of judgment. In periods of market disruption, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3. In addition, a continued downturn in market conditions could lead to further declines in the valuation of many instruments. For further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Notes 1 and 3 to the condensed consolidated financial statements.

The Company’s Level 3 assets before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $59.0 billion, $83.6 billion and $86.4 billion as of June 30, 2009, December 31, 2008 and November 30, 2008, respectively, and represented approximately 20%, 29% and 30% as of June 30, 2009, December 31, 2008 and November 30, 2008, respectively, of the assets measured at fair value (9%, 12% and 13% of total assets as of June 30, 2009, December 31, 2008 and November 30, 2008, respectively). Level 3 liabilities before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $18.1 billion, $29.8 billion and $28.4 billion as of June 30, 2009, December 31, 2008 and November 30, 2008, respectively, and represented approximately 10%, 17% and 16%, respectively, of the Company’s liabilities measured at fair value.

During the quarter ended June 30, 2009, the Company reclassified approximately $1.3 billion of certain Corporate and other debt from Level 2 to Level 3. The reclassifications were primarily related to certain corporate loans. The reclassifications were due to a reduction in market price quotations for these or comparable instruments, or a lack of available broker quotes, such that unobservable inputs had to be utilized for the fair value measurement of these instruments. The key unobservable inputs constitute assumptions to establish comparability to bonds, loans or swaps with observable price/spread levels.

During the quarter ended June 30, 2009, the Company reclassified approximately $700 million of certain Derivatives and other contracts from Level 2 to Level 3. The reclassifications of certain Derivatives and other contracts were primarily related to interest rate swaps and bespoke basket default swaps, for which some inputs were unobservable and deemed significant.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis.    Certain of the Company’s assets were measured at fair value on a non-recurring basis. The Company incurs impairment charges for any writedowns of these assets to fair value. A downturn in market conditions could result in impairment charges in future periods.

For assets and liabilities measured at fair value on a non-recurring basis, fair value is determined by using various valuation approaches. The same hierarchy as described above, which maximizes the use of observable inputs and minimizes the use of unobservable inputs by generally requiring that the observable inputs be used when available, is used in measuring fair value for these items.

For further information on financial assets and liabilities that are measured at fair value on a recurring and non-recurring basis, see Note 3 to the condensed consolidated financial statements.

Fair Value Control Processes.    The Company employs control processes to validate the fair value of its financial instruments, including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by Company personnel with relevant expertise who are independent from the trading desks. Additionally, groups independent from the trading divisions within the Financial Control, Market Risk and Credit Risk Management Departments participate in the review and validation of the fair values generated from pricing models, as appropriate. Where a pricing model is used to determine fair value, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model.

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

Goodwill and Intangible Assets.

In connection with the acquisition of a controlling interest in Smith Barney and the formation of MSSB in the second quarter of 2009, the Company identified goodwill and intangible assets as a critical accounting policy.

Goodwill.    The Company tests goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level, which is generally one level below its business segments. Goodwill no longer retains its association with a particular acquisition once it has been assigned to a reporting unit. As such, all of the activities of a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective book value. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed impaired. If the estimated fair value is below book value, however, further analysis is required to determine the amount of the impairment. The estimated fair values of the reporting units are derived based on valuation techniques the Company believes market participants would use for each of the reporting units. The estimated fair values are generally determined utilizing methodologies that incorporate price-to-book, price-to-earnings and assets under management multiples of certain comparable companies.

The Company completed its annual goodwill impairment testing as of June 1, 2009, which did not identify any goodwill impairment.

Intangible Assets.    Amortizable intangible assets are amortized over their estimated useful lives and reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, an impairment exists when the carrying amount of the intangible asset exceeds its fair value. An impairment loss will be recognized only if the carrying amount of the intangible asset is not recoverable and exceeds its fair value. The carrying amount of the intangible asset is not recoverable if it exceeds the sum of the expected undiscounted cash flows.

Indefinite-lived intangible assets which are not amortized are reviewed annually (or more frequently when certain events or circumstances exits) for impairment. For indefinite-lived intangible assets, an impairment exists when the carrying amount exceeds its fair value.

See Note 3 to the condensed consolidated financial statements for intangible asset impairments recorded during the quarter and six month period ended June 30, 2009.

For both goodwill and intangible assets, to the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. For depreciable long-lived assets, the new cost basis shall be amortized over the remaining useful life of that asset.

See Note 6 to the condensed consolidated financial statements for further information on goodwill and intangible assets. In addition, see Note 2 to the condensed consolidated financial statements for information on the goodwill and intangible assets acquired on May 31, 2009 in connection with the consummation of the MSSB transaction on May 31, 2009.

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

The Company establishes reserves for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated in accordance with the requirements for accounting for contingencies. The Company establishes reserves for potential losses that may arise out of tax audits in accordance with accounting for income taxes. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. Significant judgment is required in making these estimates, and the actual cost of a legal claim, tax assessment or regulatory fine/penalty may ultimately be materially different from the recorded reserves, if any.

See Notes 9 and 16 to the condensed consolidated financial statements for additional information on legal proceedings and tax examinations.

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

The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial instruments. The Company’s involvement with SPEs is discussed further in Note 5 to the condensed consolidated financial statements.

In most cases, these SPEs are deemed for accounting purposes to be VIEs. Unless a VIE is determined to be a QSPE (see Note 1 to the condensed consolidated financial statements), the Company is required to perform an analysis of each VIE at the date upon which the Company becomes involved with it to determine whether the Company is the primary beneficiary of the VIE, in which case the Company must consolidate the VIE. QSPEs are not consolidated.

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

The determination of whether an SPE meets the accounting requirements of a QSPE requires significant judgment, particularly in evaluating whether the permitted activities of the SPE are significantly limited and in determining whether derivatives held by the SPE are passive and nonexcessive. In addition, the analysis involved in determining whether an entity is a VIE, and in determining the primary beneficiary of a VIE, requires significant judgment (see Notes 1 and 5 to the condensed consolidated financial statements).

See Note 1 to the condensed consolidated financial statements for information on Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets” and SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R).”

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

The Balance Sheet.

The Company actively monitors and evaluates the composition and size of its balance sheet. A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from Institutional Securities sales and trading activities. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets increased to $676,957 million as of June 30, 2009, from $676,764 million as of December 31, 2008.

Within the sales and trading related assets and liabilities are transactions attributable to securities financing activities. As of June 30, 2009, securities financing assets and liabilities were $290 billion and $226 billion, respectively. As of December 31, 2008, securities financing assets and liabilities were $269 billion and $236 billion, respectively. Securities financing transactions include repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received, customer receivables/payables and related segregated customer cash.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer owned securities, and customer cash, which is segregated, according to regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage clients. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets was $10 billion and $5 billion as of June 30, 2009 and December 31, 2008, respectively, recorded in accordance with accounting guidance for the transfer of financial assets which represented equal and offsetting assets and liabilities for fully collateralized non-cash loan transactions.

The Company uses the tangible common equity (“TCE”) to risk weighted assets ratio, the Tier 1 leverage ratio, risk based capital ratios (see “Regulatory Requirements” herein) and the balance sheet leverage ratio as indicators of capital adequacy when viewed in the context of the Company’s overall liquidity and capital policies.

The following table sets forth the Company’s total assets and leverage ratios as of June 30, 2009 and December 31, 2008 and average balances during the six month period ended June 30, 2009:

	Balance at		Average Balance(1)
	June 30, 2009	December 31, 2008	For the Six Months Ended June 30, 2009
	(dollars in millions, except ratio data)
Total assets	$676,957	$676,764	$690,763

Common equity	$36,989	$29,585	$31,566
Preferred equity	9,597	19,168	17,758

Morgan Stanley shareholders’ equity	46,586	48,753	49,324
Junior subordinated debentures issued to capital trusts	10,666	10,312	10,478

Subtotal	57,252	59,065	59,802
Less: Goodwill and net intangible assets(2)	(7,726)	(2,978)	(4,315)

Tangible Morgan Stanley shareholders’ equity	$49,526	$56,087	$55,487

Common equity	$36,989	$29,585	$31,566
Less: Goodwill and net intangible assets(2)	(7,726)	(2,978)	(4,315)

Tangible common equity(3)	$29,263	$26,607	$27,251

Leverage ratio(4)	13.7x	12.1x	12.4x

Tangible common equity/risk weighted assets(5)	10.6%	N/A	N/A

N/A	The Company began calculating its risk weighted assets under Basel I as of March 31, 2009.
(1)	The Company calculates its average balances based upon weekly amounts, except where weekly balances are unavailable, month-end balances are used.
(2)	Goodwill and net intangible assets exclude mortgage servicing rights of $173 million and $184 million, as of June 30, 2009 and December 31, 2008, respectively. The balance for the quarter ended June 30, 2009 includes the Company’s preliminary estimate of only its share of MSSB’s goodwill and intangible assets.
(3)	Tangible common equity equals common equity less goodwill and net intangible assets. The Company views tangible common equity as a useful measure to investors because it is a commonly utilized metric and reflects the common equity deployed in the Company’s businesses.
(4)	Leverage ratio equals total assets divided by tangible Morgan Stanley shareholders’ equity.
(5)	For discussion of risk weighted assets, see “Regulatory Requirements” herein.

Activity in the Six Month Period Ended June 30, 2009.

The Company’s total capital consists of shareholders’ equity, long-term borrowings (debt obligations scheduled to mature in more than 12 months) and junior subordinated debt issued to capital trusts. As of June 30, 2009, total capital was $213,196 million, an increase of $5,188 million from December 31, 2008.

During the six month period ended June 30, 2009, the Company issued notes with a principal amount of approximately $27 billion, including non-U.S. dollar currency notes aggregating approximately $1.1 billion. These notes include the public issuance of $5.5 billion of senior unsecured notes that were not guaranteed by the FDIC. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates (“LIBOR”) trading levels. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.8 years as of June 30, 2009.

As of June 30, 2009, the aggregate outstanding principal amount of the Company’s senior indebtedness (as defined in the Company’s senior debt indentures) was approximately $170 billion (including guaranteed obligations of the indebtedness of subsidiaries).

Equity Capital-Related Transactions.

During the quarter ended June 30, 2009, the Company issued common stock for approximately $6.9 billion in two registered public offerings in May and June 2009. MUFG elected to participate in both offerings and in one of the offerings funded its purchase of $0.7 billion of common stock with the proceeds of the Company’s partial repurchase of its Series C Preferred Stock. Period end and average common shares outstanding increased by approximately 276 million and 123 million shares, respectively, due to the Company’s common stock offerings.

During the quarter ended June 30, 2009, the Company repurchased $10.0 billion of its Series D Preferred Stock that the Company issued to the U.S. Department of the Treasury (“U.S. Treasury”) in October 2008 under the CPP.

In connection with the issuance of the Series D Preferred Stock, the Company also issued a warrant to U.S. Treasury under the CPP for the purchase of 65,245,759 shares of the Company’s common stock at an exercise price of $22.99 per share. On August 5, 2009, under the terms of the CPP securities purchase agreement, the Company reached an agreement with U.S. Treasury to repurchase the warrant. The purchase price to be paid for the warrant is $950 million. This amount will reduce the Company’s total equity in the third quarter of 2009.

See Note 11 to the condensed consolidated financial statements for further discussion of these transactions.

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

As of June 30, 2009, the Company’s equity capital (which includes shareholders’ equity and junior subordinated debentures issued to capital trusts) was $57,252 million, a decrease of $1,813 million from December 31, 2008, primarily due to the repayment of the Series D Preferred Stock and lower retained earnings resulting from losses recognized in the six month period ended June 30, 2009, partially offset by the Company’s common stock offerings.

As of June 30, 2009, the Company had approximately $1.6 billion remaining under its share repurchase program out of the $6 billion authorized by the Board of Directors in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. During the quarter and the six month period ended June 30, 2009, the Company did not repurchase common stock as part of its capital management share repurchase program (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

The Board of Directors determines the declaration and payment of the common dividend on a quarterly basis. On July 22, 2009, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05 per share.

In June 2009, the Company declared a quarterly dividend of $252.78 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25278); a quarterly dividend of $25.00 per share of perpetual Fixed Rate Non-Cumulative Convertible Preferred Stock, Series B; a quarterly dividend of $25.00 per share of perpetual Fixed Rate Non-Cumulative Preferred Stock, Series C; and a quarterly dividend of $8.61 per share of perpetual Fixed Rate Cumulative Preferred Stock, Series D.

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

The following table presents the Company’s allocated average Tier 1 capital (“economic capital”) and average common equity for the quarter ended June 30, 2009 and the quarter ended December 31, 2008:

	Three Months Ended June 30, 2009		Three Months Ended December 31, 2008
	Average Tier 1 capital	Average common equity	Average Tier 1 capital	Average common equity
	(dollars in billions)
Institutional Securities	$22.6	$18.2	$23.8	$22.1
Global Wealth Management Group	2.4	3.4	1.9	1.4
Asset Management	2.9	3.2	3.8	3.8
Unallocated capital	22.4	7.9	18.4	6.7

Total from continuing operations	$50.3	$32.7	$47.9	$34.0
Discontinued operations	—	0.2	—	0.2

Total	$50.3	$32.9	$47.9	$34.2

Tier 1 Capital and common equity allocated to the Institutional Securities business segment decreased from the quarter ended December 31, 2008 driven by reductions in operational, credit and market risk exposures. Common equity decreases were also driven by the reduction of debt valuation adjustment. Tier 1 Capital and common equity allocated to the Global Wealth Management Group business segment increased from the quarter ended December 31, 2008 driven by increases in risk associated with the consolidation of MSSB. Common equity increases were also driven by the MSSB-related goodwill and intangibles. Tier 1 Capital and common equity allocated to the Asset Management business segment decreased from the quarter ended December 31, 2008 driven by reductions of the segment’s investments.

The Company generally uses available unallocated capital for organic growth, additional acquisitions and other capital needs, including repurchases of common stock when appropriate while maintaining adequate capital ratios. For a discussion of risk-based capital ratios, see “Regulatory Requirements” herein.

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

Liquidity Reserves.    The Company seeks to maintain target liquidity reserves that are sized to cover daily funding needs and meet strategic liquidity targets as outlined in the CFP. These liquidity reserves are held in the form of cash deposits and pools of central bank eligible unencumbered securities. The parent company liquidity reserve is managed globally and consists of overnight cash deposits and unencumbered U.S. and European government bonds, agencies and agency pass throughs. The Company believes that diversifying the form in which its liquidity reserves (cash and securities) are maintained enhances its ability to quickly and efficiently source funding in a stressed environment. The Company’s funding requirements and target liquidity reserves may vary based on changes to the level and composition of its balance sheet, timing of specific transactions, client financing activity, market conditions and seasonal factors.

On June 30, 2009, the parent liquidity reserve was $58 billion, and the total Company liquidity reserve was $158 billion. For the quarter and six month period ended June 30, 2009, the average parent liquidity reserve was $62 billion and $61 billion, respectively, and the average total Company liquidity reserve was $157 billion and $151 billion, respectively.

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

On March 11, 2008, the Board of Governors of the Federal Reserve System (the “Fed”) announced an expansion of its securities lending program to promote liquidity in the financing markets for Treasury securities and other collateral. Under the TSLF, the Fed will lend up to $200 billion of Treasury securities to primary dealers secured for a term of 28 days (rather than overnight, as in the then existing program) by a pledge of other securities, including federal agency debt, federal agency residential-mortgage-backed securities (“MBS”), and non- agency AAA/Aaa-rated private-label residential MBS. In September 2008, the Fed changed the TSLF from a monthly to a weekly competitive auction.

On March 16, 2008, the Fed announced that the Federal Reserve Bank of New York (the “New York Fed”) has been granted the authority to establish a PDCF. The PDCF provides overnight funding to primary dealers in exchange for a specified range of collateral. In September 2008, the New York Fed expanded the schedule of collateral acceptable under the PDCF.

In September 2008, the Company became a financial holding company under the Bank Holding Company (“BHC”) Act. Additionally, the Fed authorized the New York Fed to extend credit to the Company’s U.S. broker-dealer subsidiary against all types of collateral that may be pledged at the Fed’s Primary Credit Facility for depository institutions or at the PDCF. The Fed also authorized the New York Fed to extend credit to the Company’s London-based broker-dealer subsidiary against collateral that would be eligible to be pledged at the PDCF.

Unsecured Financing.    The Company views long-term debt and deposits as stable sources of funding for core inventories and illiquid assets. Securities inventories not financed by secured funding sources and the majority of current assets are financed with a combination of short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating rate and deposits. The Company uses derivative products (primarily interest rate, currency and equity swaps) to assist in asset and liability management and to hedge interest rate risk (see Note 9 to the consolidated financial statements for the fiscal year ended November 30, 2008 included in the Form 10-K).

Temporary Liquidity Guarantee Program.    In October 2008, the Secretary of the U.S. Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the TLGP.

Based on the Final Rule adopted on November 21, 2008, the TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Company) between October 14, 2008 and June 30, 2009. Effective March 23, 2009, the FDIC adopted an Interim Rule that extends the expiration of the FDIC guarantee on debt issued by certain issuers (including the Company) on or after April 1, 2009 to December 31, 2012. The maximum amount of FDIC-guaranteed debt a participating Eligible Entity (including the Company) may have outstanding is 125% of the entity’s senior unsecured debt that was outstanding as of September 30, 2008 that was scheduled to mature on or before June 30, 2009. The ability of certain eligible entities (including the Company) to issue guaranteed debt under this program is, under the Interim Rule described above, scheduled to expire on October 31, 2009. As of June 30, 2009 and December 31, 2008, the Company had $24.5 billion and $16.2 billion, respectively, of senior unsecured debt outstanding under the TLGP. There were no issuances under the TLGP program during the quarter ended June 30, 2009.

Short-Term Borrowings.    The Company’s unsecured short-term borrowings may consist of commercial paper, bank loans, bank notes and structured notes with maturities of twelve months or less at issuance.

The table below summarizes the Company’s short-term unsecured borrowings:

	At June 30, 2009	At December 31, 2008
	(dollars in millions)
Commercial paper	$760	$7,388
Other short-term borrowings	2,270	2,714

Total	$3,030	$10,102

Commercial Paper Funding Facility.    On October 7, 2008, the Fed announced the creation of the CPFF, a facility that complements the Fed’s existing credit facilities to help provide liquidity to term funding markets. The CPFF provides a liquidity backstop to U.S. issuers of commercial paper through a special purpose vehicle that purchases three-month unsecured and asset-backed commercial paper directly from eligible issuers. The CPFF is intended to improve liquidity in short-term funding markets and thereby increase the availability of credit for businesses and households. The CPFF finances only highly rated, U.S. dollar-denominated, three-month commercial paper. On October 27, 2008, the CPFF began funding purchases of commercial paper. On June 30, 2009, the Company had no commercial paper outstanding under the CPFF program.

Deposits.    The Company’s bank subsidiaries’ funding sources include bank deposit sweeps, federal funds purchased, certificates of deposit, money market deposit accounts, commercial paper and Federal Home Loan Bank advances.

Deposits were as follows:

	At June 30, 2009	At December 31, 2008
	(dollars in millions)
Savings and demand deposits	$53,092	$41,226
Time deposits(1)	9,290	10,129

Total	$62,382	$51,355

(1)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 3 to the condensed consolidated financial statements).

Deposits increased during the quarter ended June 30, 2009, consistent with the Company’s ongoing strategy to enhance its stable funding profile.

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

During the six month period ended June 30, 2009, the Company’s long-term financing strategy was driven, in part, by its continued focus on improving its balance sheet strength (evaluated through enhanced capital and liquidity positions). As a result, for the six month period ended June 30, 2009, a principal amount of approximately $27 billion of unsecured debt was issued, including $5.5 billion of publicly issued senior unsecured notes not guaranteed by the FDIC.

The Company may from time to time engage in various transactions in the credit markets (including, for example, debt repurchases) which it believes are in the best interests of the Company and its investors. Maturities and debt repurchases during the six month period ended June 30, 2009 were $24.7 billion in aggregate.

Long-term borrowings as of June 30, 2009 consisted of the following (dollars in millions):

	U.S. Dollar	Non-U.S. Dollar	At June 30, 2009
Due in 2009	$3,015	$2,214	$5,229
Due in 2010	20,040	6,621	26,661
Due in 2011	16,804	9,073	25,877
Due in 2012	22,037	15,390	37,427
Thereafter	47,979	43,619	91,598

Total	$109,875	$76,917	$186,792

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

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business segment, the Company may be required to provide additional collateral to certain counterparties in the event of a credit ratings downgrade. As of June 30, 2009, the amount of additional collateral that could be called by counterparties under the terms of collateral agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was approximately $1,129.0 million. An additional amount of approximately $987.2 million as of June 30, 2009 could be called in the event of a two-notch downgrade. Of this amount, $1,260.3 million as of June 30, 2009, relate to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

As of July 31, 2009, the Company’s and Morgan Stanley Bank, N.A.’s senior unsecured ratings were as set forth below. The Company does not intend to disclose any future revisions to, or withdrawals of, the ratings, except in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending as of June 30, 2009 and December 31, 2008 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at June 30, 2009
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$699	$4	$—	$2	$705
Investment activities	1,053	774	431	54	2,312
Primary lending commitments—Investment grade(1)(2)	8,511	16,344	10,631	270	35,756
Primary lending commitments—Non-investment grade(1)(2)	480	2,877	2,224	409	5,990
Secondary lending commitments(1)	33	69	84	43	229
Commitments for secured lending transactions	735	1,107	1,972	—	3,814
Forward starting reverse repurchase agreements(3)	71,708	—	—	—	71,708
Commercial and residential mortgage-related commitments(1)	1,738	—	—	—	1,738
Underwriting commitments	2,094	—	—	—	2,094
Other commitments(4)	408	201	150	—	759

Total	$87,459	$21,376	$15,492	$778	$125,105

(1)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 3 to the condensed consolidated financial statements).
(2)	This amount includes commitments to asset-backed commercial paper conduits of $444 million as of June 30, 2009, of which $267 million have maturities of less than one year and $177 million of which have maturities of three to five years.
(3)	The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to June 30, 2009 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and as of June 30, 2009, $66.4 billion of the $71.7 billion settled within three business days.
(4)	Amount includes a $200 million lending facility to a real estate fund sponsored by the Company. During the quarter ended June 30, 2009, the Company recorded a $131 million mark-to-market loss on this facility in the Asset Management business segment.

	Years to Maturity				Total at December 31, 2008
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$1,983	$27	$—	$7	$2,017
Investment activities	1,662	411	164	1,059	3,296
Primary lending commitments—Investment grade(1)(2)	9,906	9,973	16,672	350	36,901
Primary lending commitments—Non-investment grade(1)(2)	617	2,258	2,864	1,266	7,005
Secondary lending commitments(1)	57	101	202	58	418
Commitments for secured lending transactions	1,202	1,000	1,658	15	3,875
Forward starting reverse repurchase agreements(3)	33,252	—	—	—	33,252
Commercial and residential mortgage-related commitments(1)	2,735	—	—	—	2,735
Underwriting commitments	244	—	—	—	244
Other commitments(4)	1,902	2	—	—	1,904

Total	$53,560	$13,772	$21,560	$2,755	$91,647

(1)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 3 to the condensed consolidated financial statements).
(2)	This amount includes commitments to asset-backed commercial paper conduits of $589 million as of December 31, 2008, of which $581 million have maturities of less than one year and $8 million of which have maturities of three to five years.
(3)	The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to December 31, 2008 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days, and as of December 31, 2008, $32.4 billion of the $33.3 billion settled within three business days.
(4)	This amount includes binding commitments to enter into margin-lending transactions of $1.1 billion as of December 31, 2008 in connection with the Company’s Institutional Securities business segment.

Regulatory Requirements.

In September 2008, the Company became a financial holding company under the BHC Act subject to the regulation and oversight of the Fed. The Fed establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance with such capital requirements (see “Supervision and Regulation—Financial Holding Company” in Part I of the Form 10-K). The Office of the Comptroller of the Currency establishes similar capital requirements and standards for the Company’s national banks. Prior to September 2008, the Company was a consolidated supervised entity (“CSE”) as defined by the SEC and subject to SEC regulation.

The Company calculates its capital ratios and risk-weighted assets (“RWAs”) in accordance with the capital adequacy standards for financial holding companies adopted by the Fed. These standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. During fiscal 2008, the Company calculated capital requirements on a consolidated basis in accordance with the Revised Framework, dated June 2004 (the Basel II Accord) as interpreted by the SEC. The Basel II Accord is designed to be a risk-based capital adequacy approach, which allows for the use of internal estimates of risk components to calculate regulatory capital. In December 2007, the U.S. banking regulators published a final Basel II Accord that requires internationally active banking organizations, as well as certain of its U.S. bank subsidiaries, to implement Basel II standards over the next several years. The Company will be required to implement these Basel II standards as a result of becoming a financial holding company in September 2008.

As of June 30, 2009, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 15.8% and total capital to RWAs of 17.1% (6% and 10% being well-capitalized for regulatory purposes, respectively). In addition, financial holding companies are also subject to a Tier 1 leverage ratio (5% being well-capitalized for regulatory purposes) as defined by the Fed. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets and deferred tax assets). The adjusted average total assets are derived using weekly balances for the quarter ended June 30, 2009. This ratio as of June 30, 2009 was 6.5%.

The following table reconciles the Company’s total shareholders’ equity to Tier 1 and Total Capital as defined by the regulations issued by the Fed and presents the Company’s consolidated capital ratios as of June 30, 2009 and March 31, 2009 (dollars in millions):

	June 30, 2009	March 31, 2009
	(dollars in millions)
Allowable Capital
Tier 1 capital:
Common shareholders’ equity	$36,989	$29,314
Qualifying preferred stock	9,597	19,208
Qualifying mandatorily convertible trust preferred securities	5,795	5,572
Qualifying restricted core capital elements	9,660	5,460
Less: Goodwill	(6,836)	(2,226)
Less: Non-servicing intangible assets	(5,397)	(689)
Less: Net deferred tax assets	(4,004)	(5,172)
Less: Debt valuation adjustment	(1,453)	(2,881)
Other deductions	(534)	(501)

Total Tier 1 capital	43,817	48,085

Tier 2 capital:
Other components of allowable capital:
Qualifying subordinated debt	3,366	4,118
Other qualifying amounts	165	151

Total Tier 2 capital	3,531	4,269

Total allowable capital	$47,348	$52,354

Total Risk-Weighted Assets	$276,750	$288,262

Capital Ratios
Total capital ratio	17.1%	18.2%

Tier 1 capital ratio	15.8%	16.7%

Total allowable capital is comprised of Tier 1 and Tier 2 capital. Tier 1 capital consists predominately of common shareholders’ equity as well as qualifying preferred stock, trust preferred securities mandatorily convertible to common equity and qualifying restricted core capital elements (including other junior subordinated debt issued to trusts and non-controlling interests) less goodwill, non-servicing intangible assets (excluding mortgage servicing rights), net deferred tax assets (recoverable in excess of one year) and debt valuation adjustment (“DVA”). DVA represents the cumulative change in fair value of certain of the Company’s borrowings (for which the fair value option was elected) that was attributable to changes in instrument-specific credit spreads and is included in retained earnings. For a further discussion of fair value see Note 3 to the condensed consolidated financial statements. Tier 2 capital consists principally of qualifying subordinated debt.

As of June 30, 2009, the Company calculated its RWAs in accordance with the regulatory capital requirements of the Fed which is consistent with guidelines described under Basel I. RWAs reflect both on and off balance sheet risk of the Company. The market risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations.

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

The tables below present the following: the Company’s Aggregate, Trading and Non-trading VaR (see Table 1 below); the Company’s quarterly average, high, and low Trading VaR (see Table 2 below); and the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (95% vs. 99%) for the VaR statistic or a shorter historical time series (four years vs. one year) of market data upon which it bases its simulations (see Table 3 below). Aggregate VaR also incorporates certain non-trading risks, including (a) the interest rate risk generated by funding liabilities related to institutional trading positions, (b) public company equity positions recorded as investments by the Company and (c) corporate loan exposures that are awaiting distribution to the market. Investments made by the Company that are not publicly traded are not reflected in the VaR results presented below. Aggregate VaR also excludes the credit spread risk generated by the Company’s funding liabilities and the interest rate risk associated with approximately $7.7 billion and $7.8 billion of certain funding liabilities primarily related to fixed and other non-trading assets as of June 30, 2009 and March 31, 2009, respectively. The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $12 million and $11 million for each +1 basis point widening in the Company’s credit spread level as of June 30, 2009 and March 31, 2009, respectively.

The table below presents 95%/one-day VaR for each of the Company’s primary risk exposures and on an aggregate basis as of June 30, 2009, March 31, 2009, and December 31, 2008.

Table 1: 95% Total VaR	Aggregate (Trading and Non-trading)			Trading			Non-trading
	95%/One-Day VaR at			95%/One-Day VaR at			95%/One-Day VaR at
Primary Market Risk Category	June 30, 2009	March 31, 2009	December 31, 2008	June 30, 2009	March 31, 2009	December 31, 2008	June 30, 2009	March 31, 2009	December 31, 2008
	(dollars in millions)
Interest rate and credit spread	$160	$143	$135	$100	$103	$109	$119	$104	$68
Equity price	21	41	15	20	24	15	8	24	3
Foreign exchange rate	19	13	11	19	13	11	1	1	1
Commodity price	19	20	36	19	20	36	—	—	—

Subtotal	219	217	197	158	160	171	128	129	72
Less diversification benefit(1)	46	81	53	44	53	54	9	29	4

Total VaR	$173	$136	$144	$114	$107	$117	$119	$100	$68

(1)	Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s Aggregate VaR as of June 30, 2009 was $173 million compared with $136 million as of March 31, 2009. The increase in Aggregate VaR at period-end was driven primarily by increases in interest rate and credit spread VaR and foreign exchange rate VaR, and was partially offset by a decrease in equity price VaR.

The Company’s Trading VaR as of June 30, 2009 was $114 million compared with $107 million as of March 31, 2009. The increase in Trading VaR was driven primarily by an increase in foreign exchange rate VaR and a decrease in the diversification benefit between risk categories.

Non-trading VaR as of June 30, 2009 increased to $119 million from $100 million as of March 31, 2009, driven primarily by an increase in interest rate and credit spread VaR.

The Company views average Trading VaR over a period of time as more representative of trends in the business than VaR at any single point in time. Table 2 below, which presents the high, low and average 95%/one-day Trading VaR during the quarters ended June 30, 2009 and March 31, 2009, represents substantially all of the Company’s trading activities. Certain market risks included in the period-end Aggregate VaR discussed above are excluded from these measures (e.g., equity price risk in public company equity positions recorded as principal investments by the Company and certain funding liabilities related to trading positions).

Average Trading VaR for the quarter ended June 30, 2009 decreased to $113 million from $115 million for the quarter ended March 31, 2009. The decrease in VaR was driven by decreases in interest rate and credit spread VaR and commodity price VaR, partially offset by an increase in foreign exchange rate VaR. The decrease in interest rate and credit spread VaR from the quarter ended March 31, 2009 was predominately driven by reduced exposure to interest rate and credit sensitive products, while the decrease in commodity price VaR was driven by reduced exposure to commodities. Average Non-trading VaR for the quarter ended June 30, 2009 increased to $108 million from $83 million for the quarter ended March 31, 2009 driven primarily by increased lending exposure and counterparty risk.

Table 2: 95% High/Low/ Average Trading and Non-Trading VaR	Daily 95%/One-Day VaR for the Quarter Ended June 30, 2009			Daily 95%/One-Day VaR for the Quarter Ended March 31, 2009
Primary Market Risk Category	High	Low	Average	High	Low	Average
	(dollars in millions)
Interest rate and credit spread	$111	$97	$103	$119	$94	$107
Equity price	36	15	19	27	14	19
Foreign exchange rate	25	10	17	20	7	12
Commodity price	26	19	23	38	20	26
Trading VaR	131	101	113	127	102	115
Non-trading VaR	127	90	108	111	58	83
Total VaR	177	133	154	181	119	142

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

Table 3: Average 95% and 99% Trading VaR with Four-Year/One-Year Historical Time Series	Average 95%/One-Day VaR for the Quarter Ended June 30, 2009		Average 99%/One-Day VaR for the Quarter Ended June 30, 2009
Primary Market Risk Category	Four-Year Factor History	One-Year Factor History	Four-Year Factor History	One-Year Factor History
	(dollars in millions)
Interest rate and credit spread	$103	$122	$202	$205
Equity price	19	25	29	37
Foreign exchange rate	17	34	39	63
Commodity price	23	29	37	69
Trading VaR	113	144	210	223

In addition, if the Company were to report Trading VaR (using a four-year historical time series) with respect to a 10-day holding period, the Company’s 95% and 99% Average Trading VaR for the quarter ended June 30, 2009 would have been $357 million and $665 million, respectively.

Distribution of VaR Statistics and Net Revenues for the quarter ended June 30, 2009.

As shown in Table 2 above, the Company’s average 95%/one-day Trading VaR for the quarter ended June 30, 2009 was $113 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Trading VaR for the quarter ended June 30, 2009. The most frequently occurring value was between $112 million and $115 million, while for approximately 85% of trading days during the quarter, VaR ranged between $103 million and $127 million.

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

Over the longer term, trading losses are expected to exceed VaR an average of three times per quarter at the 95% confidence level. The Company bases its VaR calculations on the long term (or unconditional) distribution, and therefore evaluates its risk from a longer term perspective, which avoids understating risk during periods of relatively lower volatility in the market. There were no days during the quarter ended June 30, 2009 in which the Company incurred daily trading losses in excess of the 95%/one-day Trading VaR.

The histogram below shows the distribution of daily net trading revenue during the quarter ended June 30, 2009 for the Company’s trading businesses (including net interest and non-agency commissions but excluding certain non-trading revenues such as primary, fee-based and prime brokerage revenue credited to the trading businesses). During the quarter ended June 30, 2009, the Company experienced net trading losses on 4 days.

Credit Risk.

For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part II, Item 7A of the Form 10-K.

Credit Exposure—Corporate Lending.    In connection with certain of its Institutional Securities business activities, the Company provides loans or lending commitments (including bridge financing) to selected clients. Such loans and lending commitments can generally be classified as either “event-driven” or “relationship-driven.”

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

The following tables present information about the Company’s corporate funded loans and lending commitments as of June 30, 2009 and December 31, 2008. The “total corporate lending exposure” column includes both lending commitments and funded loans. Fair value of corporate lending exposure represents the fair value of loans that have been drawn by the borrower and lending commitments that were outstanding as of June 30, 2009 and December 31, 2008. Lending commitments represent legally binding obligations to provide funding to clients as of June 30, 2009 and December 31, 2008 for both “relationship-driven” and “event-driven” lending transactions. As discussed above, these loans and lending commitments have varying terms, may be senior or subordinated, may be secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated, traded or hedged by the Company.

As of June 30, 2009 and December 31, 2008, the aggregate amount of investment grade loans was $7.1 billion and $7.4 billion, respectively, and the aggregate amount of non-investment grade loans was $10.2 billion and $9.4 billion, respectively. As of June 30, 2009 and December 31, 2008, the aggregate amount of lending commitments outstanding was $41.7 billion and $43.9 billion, respectively. In connection with these corporate lending activities (which include corporate funded loans and lending commitments), the Company had hedges (which include “single name,” “sector” and “index” hedges) with a notional amount of $31.8 billion and $35.7 billion related to the total corporate lending exposure of $59.1 billion and $60.7 billion at June 30, 2009 and December 31, 2008, respectively.

The tables below show the Company’s credit exposure from its corporate lending positions and lending commitments as of June 30, 2009 and December 31, 2008. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements:

Corporate Lending Commitments and Funded Loans at June 30, 2009

	Years to Maturity				Total Corporate Lending Exposure(2)	Corporate Lending Exposure at Fair Value(3)	Corporate Lending Commitments(4)
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$195	$293	$—	$—	$488	$—	$488
AA	3,042	2,021	1,954	—	7,017	—	7,017
A	3,027	6,427	3,838	73	13,365	1,395	11,970
BBB	3,648	11,295	6,825	258	22,026	5,745	16,281

Investment grade	9,912	20,036	12,617	331	42,896	7,140	35,756

Non-investment grade	1,375	5,114	3,951	5,797	16,237	10,247	5,990

Total	$11,287	$25,150	$16,568	$6,128	$59,133	$17,387	$41,746

(1)	Obligor credit ratings are determined by the Credit Risk Management Department using methodologies generally consistent with those employed by external rating agencies.
(2)	Total corporate lending exposure represents the Company’s potential loss assuming the fair value of funded loans and lending commitments were zero.
(3)	The Company’s corporate lending exposure at fair value includes $18.7 billion of funded loans and $1.3 billion of lending commitments recorded in Financial instruments owned and Financial instrument sold, not yet purchased, respectively, in the condensed consolidated statements of financial condition as of June 30, 2009.
(4)	Amount represents the notional amount of unfunded lending commitments less the amount of commitments reflected in the Company’s condensed consolidated statements of financial condition.

Corporate Lending Commitments and Funded Loans at December 31, 2008

	Years to Maturity				Total Corporate Lending Exposure(2)	Corporate Lending Exposure at Fair Value(3)	Corporate Lending Commitments
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$842	$114	$1,374	$—	$2,330	$67	$2,263
AA	2,685	718	3,321	73	6,797	33	6,764
A	4,899	5,321	5,892	69	16,181	2,291	13,890
BBB	2,745	7,722	8,299	255	19,021	5,037	13,984

Investment grade	11,171	13,875	18,886	397	44,329	7,428	36,901

Non-investment grade	1,144	3,433	5,301	6,516	16,394	9,389	7,005

Total	$12,315	$17,308	$24,187	$6,913	$60,723	$16,817	$43,906

(1)	Obligor credit ratings are determined by the Credit Risk Management Department using methodologies generally consistent with those employed by external rating agencies.
(2)	Total corporate lending exposure represents the Company’s potential loss assuming the fair value of funded loans and lending commitments were zero.
(3)	The Company’s corporate lending exposure at fair value includes $19.9 billion of funded loans and $3.1 billion of lending commitments recorded in Financial instruments owned and Financial instrument sold, not yet purchased, respectively, in the condensed consolidated statements of financial condition as of December 31, 2008.
(4)	Amount represents the notional amount of unfunded lending commitments less the amount of commitments reflected in the Company’s condensed consolidated statements of financial condition.

“Event-driven” Loans and Lending Commitments as of June 30, 2009 and December 31, 2008.

Included in the total corporate lending exposure amounts in the table above as of June 30, 2009 is “event-driven” exposure of $5.0 billion comprised of funded loans of $3.7 billion and lending commitments of $1.3 billion. Included in the $5.0 billion of “event-driven” exposure as of June 30, 2009 were $4.2 billion of loans and lending commitments to non-investment grade borrowers that were closed.

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

Activity associated with the corporate “event-driven” lending exposure during the six month period ended June 30, 2009 was as follows (dollars in millions):

“Event-driven” lending exposures at December 31, 2008	$9,327
Closed commitments	456
Withdrawn commitments	(267)
Net reductions, primarily through distributions	(4,342)
Mark-to-market adjustments	(151)

“Event-driven” lending exposures at June 30, 2009	$5,023

Credit Exposure—Derivatives.    The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position as of June 30, 2009 and December 31, 2008. Fair value is presented in the final column net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned at June 30, 2009(1)

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$1,063	$3,407	$4,767	$11,507	$(8,850)	$11,894	$11,445
AA	7,438	8,192	6,517	17,216	(27,411)	11,952	9,635
A	9,423	12,152	8,283	24,435	(42,978)	11,315	9,790
BBB	3,510	4,463	2,678	6,886	(8,974)	8,563	6,590
Non-investment grade	3,547	4,507	3,188	4,901	(5,950)	10,193	8,332

Total	$24,981	$32,721	$25,433	$64,945	$(94,163)	$53,917	$45,792

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. The table does not include listed derivatives and the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by the Credit Risk Management Department using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Owned at December 31, 2008(1)

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$1,928	$3,588	$6,235	$16,623	$(11,060)	$17,314	$15,849
AA	10,447	13,133	16,589	40,423	(63,498)	17,094	15,018
A	7,150	7,514	7,805	21,752	(31,025)	13,196	12,034
BBB	4,666	7,414	4,980	8,614	(6,571)	19,103	14,101
Non-investment grade	8,219	8,163	5,416	7,341	(12,597)	16,542	12,131

Total	$32,410	$39,812	$41,025	$94,753	$(124,751)	$83,249	$69,133

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. The table does not include listed derivatives and the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by the Credit Risk Management Department using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity as of June 30, 2009, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned at June 30, 2009

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(1)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$12,276	$23,932	$22,311	$62,744	$(83,603)	$37,660	$33,369
Foreign exchange forward contracts and options	3,520	1,097	239	46	(1,920)	2,982	2,643
Equity securities contracts (including equity swaps, warrants and options)	2,347	830	720	736	(2,753)	1,880	1,204
Commodity forwards, options and swaps	6,838	6,862	2,163	1,419	(5,887)	11,395	8,576

Total	$24,981	$32,721	$25,433	$64,945	$(94,163)	$53,917	$45,792

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased at June 30, 2009(1)

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(2)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$6,646	$13,171	$14,608	$31,124	$(44,420)	$21,129
Foreign exchange forward contracts and options	2,964	666	270	76	(1,470)	2,506
Equity securities contracts (including equity swaps, warrants and options)	3,856	3,132	1,629	1,226	(5,726)	4,117
Commodity forwards, options and swaps	5,418	4,954	1,391	882	(5,585)	7,060

Total	$18,884	$21,923	$17,898	$33,308	$(57,201)	$34,812

(1)	Since these amounts are liabilities of the Company, they do not result in credit exposures.
(2)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral paid is netted on a counterparty basis, provided legal right of offset exists.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity as of December 31, 2008, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned at December 31, 2008

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(1)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$8,914	$22,965	$36,497	$91,468	$(107,667)	$52,177	$45,841
Foreign exchange forward contracts and options	8,465	2,363	320	68	(3,882)	7,334	6,409
Equity securities contracts (including equity swaps, warrants and options)	4,333	2,059	606	1,088	(4,991)	3,095	1,365
Commodity forwards, options and swaps	10,698	12,425	3,602	2,129	(8,211)	20,643	15,518

Total	$32,410	$39,812	$41,025	$94,753	$(124,751)	$83,249	$69,133

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased at December 31, 2008(1)

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(2)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$8,547	$17,356	$24,777	$55,237	$(69,985)	$35,932
Foreign exchange forward contracts and options	7,355	1,660	377	159	(3,110)	6,441
Equity securities contracts (including equity swaps, warrants and options)	2,661	3,446	1,685	1,858	(6,149)	3,501
Commodity forwards, options and swaps	7,764	10,283	2,321	1,082	(8,302)	13,148

Total	$26,327	$32,745	$29,160	$58,336	$(87,546)	$59,022

(1)	Since these amounts are liabilities of the Company, they do not result in credit exposures.
(2)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral paid is netted on a counterparty basis, provided legal right of offset exists.

The Company’s derivatives (both listed and OTC), on a net of counterparty and cash collateral basis, as of June 30, 2009, December 31, 2008 and November 30, 2008 are summarized in the table below, showing the fair value of the related assets and liabilities by product category:

	At June 30, 2009		At December 31, 2008		At November 30, 2008
Product Type	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$37,796	$21,226	$52,391	$36,146	$55,247	$32,421
Foreign exchange forward contracts and options	2,986	2,502	7,334	6,425	11,284	11,272
Equity securities contracts (including equity swaps, warrants and options)	5,436	8,324	8,738	8,920	14,523	14,560
Commodity forwards, options and swaps	12,154	11,383	20,955	17,063	18,712	15,268

Total	$58,372	$43,435	$89,418	$68,554	$99,766	$73,521

Each category of derivative products in the above tables includes a variety of instruments, which can differ substantially in their characteristics. Instruments in each category can be denominated in U.S. dollars or in one or more non-U.S. currencies.

The Company determines the fair values recorded in the above tables using various pricing models. For a discussion of fair value as it affects the condensed consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part I, Item 2 and Notes 1 and 3 to the condensed consolidated financial statements.

Credit Derivatives.    A credit derivative is a contract between a seller (guarantor) and buyer (beneficiary) of protection against the risk of a credit event occurring on a set of debt obligations issued by a specified reference entity. The beneficiary pays a periodic premium (typically quarterly) over the life of the contract and is protected for the period. If a credit event occurs, the guarantor is required to make payment to the beneficiary based on the terms of the credit derivative contract. Credit events include bankruptcy, dissolution or insolvency of the referenced entity, failure to pay, obligation acceleration, repudiation, and payment moratorium. Debt restructurings are also considered a credit event in some cases. In certain transactions referenced to a portfolio of referenced entities or asset-backed securities, deductibles and caps may limit the guarantor’s obligations.

The Company trades in a variety of derivatives and may either purchase or write protection on a single name or portfolio of referenced entities. The Company is an active market maker in the credit derivatives markets. As a market maker, the Company works to earn a bid-offer spread on client flow business and manage any residual credit or correlation risk on a portfolio basis. The Company also trades and takes credit risk in credit default swap form on a proprietary basis. Further, the Company uses credit derivatives to manage its exposure to residential and commercial mortgage loans and corporate lending exposures during the periods presented.

The Company actively monitors its counterparty credit risk related to credit derivatives. A majority of the Company’s counterparties are banks, broker dealers, insurance and other financial institutions and monoline insurers. Contracts with these counterparties do not include ratings-based termination events but do include counterparty rating downgrades, which may result in additional collateral being required by the Company. For further information on the Company’s exposure to monoline insurers, see “Certain Factors Affecting Results of Operations—Monoline Insurers” herein. The master agreements with these monoline insurance counterparties are generally unsecured, and the few ratings-based triggers (if any) generally provide the Company the ability to terminate only upon significant downgrade. As with all derivative contracts, the Company considers counterparty credit risk in the valuation of its positions and recognizes credit valuation adjustments as appropriate.

The following table summarizes the key characteristics of the Company’s credit derivative portfolio by counterparty as of June 30, 2009. The market values shown in the table below are before the application of any counterparty or cash collateral netting.

	At June 30, 2009
	Market Values		Notionals
	Receivable	Payable	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$207,479	$198,976	$2,501,165	$2,439,268
Insurance and other financial institutions	35,808	28,607	348,901	334,233
Monoline insurers	6,386	6	24,369	10
Non-financial entities	534	314	2,752	4,130

Total	$250,207	$227,903	$2,877,187	$2,777,641

Country Exposure.    As of June 30, 2009 and December 31, 2008, primarily based on the domicile of the counterparty, approximately 6% and 8%, respectively, of the Company’s credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivatives contracts) was to emerging markets, and no one emerging market country accounted for more than 1% and 2%, respectively, of the Company’s credit exposure.

The Company defines emerging markets to include generally all countries that are not members of the Organization for Economic Co-operation and Development and also includes the Czech Republic, Hungary, Korea, Mexico, Poland, the Slovak Republic and Turkey but excludes countries rated AA and Aa2 or above by Standard & Poor’s and Moody’s Investors Service, respectively.

The following tables show the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by country as of June 30, 2009 and December 31, 2008:

	Corporate Lending Exposure
Country	At June 30, 2009	At December 31, 2008
United States	66%	68%
United Kingdom	8	7
Germany	6	5
Other	20	20

Total	100%	100%

	OTC Derivative Products
Country	At June 30, 2009	At December 31, 2008
United States	33%	35%
Cayman Islands	15	10
United Kingdom	8	9
Italy	6	6
France	4	3
Germany	3	3
Jersey	3	3
Ireland	3	2
Japan	2	3
Other	23	26

Total	100%	100%

Industry Exposure.    As of June 30, 2009, the Company’s material credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivatives contracts) was to entities engaged in the following industries: financial institutions, utilities, sovereign, insurance, consumer-related entities, telecommunications and health care. As of December 31, 2008, the Company’s material credit exposure was to entities engaged in the following industries: financial institutions, utilities, sovereign, insurance, transportation, telecommunications and consumer-related entities.

The following tables show the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by industry as of June 30, 2009 and December 31, 2008:

	Corporate Lending Exposure
Industry	At June 30, 2009	At December 31, 2008
Utilities-related	15%	13%
Consumer-related entities	10	10
Financial institutions	10	10
Telecommunications	9	11
Technology-related industries	7	8
General industrials	7	7
Media-related entities	6	7
Healthcare-related entities	6	5
Energy-related entities	5	5
Other	25	24

Total	100%	100%

	OTC Derivative Products
Industry	At June 30, 2009	At December 31, 2008
Financial institutions	42%	38%
Sovereign entities	16	15
Insurance	11	13
Utilities-related entities	8	6
Transportation-related entities	4	11
Other	19	17

Total	100%	100%

Item 4.	Controls and Procedures.

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

FINANCIAL DATA SUPPLEMENT (Unaudited)

Average Balances and Interest Rates and Net Interest Revenue

	Six Months Ended June 30, 2009
	Average Balance(1)	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(2)	$184,573	$2,435	2.7%
Receivables from other loans(3)	6,768	101	3.0
Interest bearing deposits with banks	67,661	176	0.5
Federal funds sold and securities purchased under agreements to resell and securities borrowed	232,011	577	0.5
Other	42,630	628	3.0

Total interest earning assets	$533,643	$3,917	1.5%

Non-interest earning assets	157,120

Total assets	$690,763

Liabilities and Equity
Interest bearing liabilities:
Commercial paper and other short-term borrowings	$4,056	$37	1.8%
Deposits	59,151	250	0.9
Long-term debt	177,616	2,859	3.2
Financial instruments sold, not yet purchased(2)	59,008	—	—
Securities sold under agreements to repurchase and securities loaned	132,721	857	1.3
Other	114,759	248	0.4

Total interest bearing liabilities	$547,311	$4,251	1.6%

Non-interest bearing liabilities and equity	143,452

Total liabilities and equity	$690,763

Net interest and net interest rate spread		$(334)	(0.1)%

(1)	The Company calculates its average balances based upon weekly amounts, except where weekly balances are unavailable, month-end balances are used.
(2)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest and dividends revenues.
(3)	Non-accrual loans are included in the respective average loan balances.

Part II—Other Information.

Item 1.	Legal Proceedings.

In addition to the matters described in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (the “Form 10-K”), the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (the “First Quarter Form 10-Q”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K and the First Quarter Form 10-Q:

IPO Allocation Matters.

On June 9, 2009, the U.S. District Court for the Southern District of New York (the “SDNY”) granted preliminary approval of settlement to the parties to In re Initial Public Offering Securities Litigation.

Auction Rate Securities Matters.

On June 23, 2009, the SDNY granted defendants’ motion to dismiss the consolidated complaint in In re Morgan Stanley & Co. Inc. Auction Rate Securities Derivative Litigation for failure by plaintiffs to make a pre-litigation demand on the Company’s Board of Directors. In addition, the SDNY set a schedule for plaintiffs to make such a demand, for the Board of Directors to respond thereto, and for further proceedings before the SDNY, which may include a motion for leave to file an amended complaint.

Residential Mortgage-related Matters.

The Company has been named as a defendant in several additional putative class action lawsuits brought under Sections 11 and 12 of the Securities Act of 1933, as amended (“Securities Act”), related to its role as a member of the syndicates that underwrote offerings of securities and mortgage pass through certificates for certain entities that have been exposed to subprime and other mortgage-related losses. In addition to the entities described in the Form 10-K and First Quarter Form 10-Q, these putative class actions now include lawsuits related to the following entities: (i) Colonial BancGroup, Inc., pending in the U.S. District Court for the Middle District of

Alabama; (ii) SunTrust Banks, Incorporated, pending in the U.S. District Court for the Northern District of Georgia; and (iii) Residential Accredited Loans, Inc., an indirectly held subsidiary of General Motors Acceptance Corporation, pending in the SDNY. The plaintiffs in these actions allege, among other things, that the registration statements and offering documents for the offerings at issue contained various material misstatements or omissions related to the extent to which the issuers were exposed to subprime and other mortgage related risks and other matters and seek various forms of relief including class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. These cases are generally at an early stage and the Company’s exposure to potential losses in these cases may be impacted by various factors including, among other things, the financial condition of the entities that issued the securities and mortgage pass through certificates at issue, the financial condition of co-defendants and the willingness and ability of the issuers to indemnify the underwriter defendants.

On December 8, 2008, the Company and the other underwriter defendants moved to dismiss the consolidated amended complaint in In re Washington Mutual, Inc. Securities Litigation, pending in the U.S. District Court for the Western District of Washington (the “Western District of Washington”). On May 15, 2009, the Western District of Washington granted in part and denied in part the motion to dismiss. Plaintiffs filed an amended consolidated complaint on June 15, 2009, which the Company and the other underwriter defendants moved to dismiss on July 17, 2009.

On May 14, 2009 and June 29, 2009, the Company was named as a defendant in two putative class action lawsuits brought under Sections 11 and 12 of the Securities Act related to its role as a member of the syndicates that underwrote offerings of mortgage pass through certificates issued by trusts sponsored by affiliates of IndyMac Bancorp during 2006 and 2007. These cases, which are styled Police and Fire Retirement System of the City of Detroit v. IndyMac MBS, Inc., et al. and Wyoming State Treasurer v. Olinski, et al. were both filed in the SDNY. Plaintiffs are asserting Securities Act claims on behalf of a purported class and allege, among other things, that the registration statements and offering documents contained false and misleading information concerning the pools of residential loans backing these securitizations, and are seeking, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. The Company underwrote approximately $800 million of the principal amount of the offerings at issue. On May 21, 2009, the plaintiff in the lawsuit styled, IBEW Local 103 v. IndyMac MBS, Inc., et al., pending in the U.S. District Court for the Central District of California, filed a notice of voluntarily dismissal.

On May 7, 2009, the Company was named as a defendant in a putative class action lawsuit brought under Sections 11 and 12 of the Securities Act alleging, among other things, that the registration statements and offering documents related to the offerings of approximately $17 billion of mortgage pass through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations, and are seeking, among other relief, class certification, unspecified compensatory and recessionary damages, costs, interest and fees. This case, which is styled West Virginia Investment Management Board v. Morgan Stanley Capital I Inc., et al., was filed in the SDNY and has been consolidated with the case styled, Public Employees’ Retirement System of Mississippi v. Morgan Stanley, et al. The consolidated cases will be referred to collectively as In re Morgan Stanley Mortgage Pass-Through Certificate Litig.

Item 1A.	Risk Factors.

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended June 30, 2009.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1, 2009—April 30, 2009)

Share Repurchase Program (A)	—	N/A	—	$1,560
Employee Transactions (B)	48,202	$23.38	N/A	N/A

Month #2 (May 1, 2009—May 31, 2009)

Share Repurchase Program (A)	—	N/A	—	$1,560
Employee Transactions (B)	59,909	$27.90	N/A	N/A

Month #3 (June 1, 2009—June 30, 2009)

Share Repurchase Program (A)	—	N/A	—	$1,560
Employee Transactions (B)	52,224	$29.44	N/A	N/A

Total

Share Repurchase Program (A)	—	N/A	—	$1,560
Employee Transactions (B)	159,525	$27.04	N/A	N/A

(A)	On December 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $6 billion of the Company’s outstanding stock under a new share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date.
(B)	Includes: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee and director stock compensation plans) who exercised options; (2) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; and (3) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units. The Company’s employee and director stock compensation plans provide that the value of the shares withheld, delivered or attested shall be valued using the fair market value of the Company common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate. In addition, share purchases under such programs were in compliance with CPP restrictions, as required when the Company was subject to such restrictions while participating in the CPP. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Capital-Related Transactions” in Part I, Item 2 herein.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on April 29, 2009.

The stockholders voted on proposals to elect directors to the Company’s Board of Directors and to ratify the appointment of Deloitte & Touche LLP as independent auditor. The stockholders also voted on Company proposals to approve compensation of executives as disclosed in the Company’s proxy statement and to amend the 2007 Equity Incentive Compensation Plan, and on stockholder proposals regarding special shareholder meetings and an independent chair.

All nominees for election to the Board of Directors were elected for a term that will continue until the next annual meeting of stockholders or until the director’s successor has been duly elected and qualified (or the director’s earlier resignation, death or removal). The stockholders’ vote ratified the appointment of the independent auditor and approved compensation of executive officers as disclosed in the Company’s proxy statement and the amendment to the 2007 Equity Incentive Compensation Plan. The stockholder proposals regarding special shareholder meetings and an independent chair were not approved by the stockholders.

The number of votes cast for or against and the number of abstentions and broker non-votes with respect to each proposal is set forth below. The Company’s independent inspector of election reported the vote of the stockholders as follows:

	For	Against	Abstain	Broker Non-vote
Election of Directors
Roy J. Bostock	686,813,287	274,897,012	*	*
Erskine B. Bowles	923,896,304	38,443,595	*	*
Howard J. Davies	939,258,568	22,982,851	*	*
Nobuyuki Hirano	939,695,603	21,579,114	*	*
C. Robert Kidder	919,559,714	41,633,702	*	*
John J. Mack	939,958,892	23,290,829	*	*
Donald T. Nicolaisen	924,345,741	34,663,984	*	*
Charles H. Noski	937,815,893	21,054,331	*	*
Hutham S. Olayan	938,227,594	20,550,474	*	*
Charles E. Phillips, Jr.	905,580,194	53,620,267	*	*
O. Griffith Sexton	938,421,478	19,136,554	*	*
Laura D. Tyson	905,979,082	54,115,663	*	*
Ratification of Independent Auditor	952,431,505	10,710,183	5,813,572	*
Approve Compensation of Executive Officers as Disclosed in Proxy Statement	899,323,183	61,343,678	8,278,581	*
Approve the Amendment of the 2007 Equity Incentive Compensation Plan	527,195,866	294,406,907	6,557,938	140,788,593
Shareholder Proposal Regarding Special Meetings	402,727,476	413,834,143	11,595,046	140,788,593
Shareholder Proposal Regarding Independent Chair	227,748,882	582,781,102	17,630,788	140,784,546

*	Not applicable.

Item 5.	Other Information.

(a)	In connection with the issuance of the Series D Preferred Stock to U.S. Treasury, the Company also issued a warrant to U.S. Treasury under the Capital Purchase Program (the “CPP”) for the purchase of 65,245,759 shares of the Company’s common stock at an exercise price of $22.99 per share. On August 5, 2009, under the terms of the CPP securities purchase agreement, the Company reached an agreement with U.S. Treasury to repurchase the warrant. The purchase price to be paid for the warrant is $950 million. This amount will reduce the Company’s total equity in the third quarter of 2009.

(b)	On May 27, 2009, the Board of Directors of the Company appointed Gary G. Lynch to Vice Chairman of the Company, in addition to his existing role as Chief Legal Officer of the Company. Mr. Lynch will join the boards of certain of the Company’s subsidiaries throughout Europe, the Middle East and Africa (“EMEA”), adding to the depth of the Company’s management team in the region, and will become more directly involved with key regulators globally. In addition, the scope of Mr. Lynch’s position has been expanded to include working at the senior-most levels with key clients of the Company in EMEA. On August 4, 2009, the Compensation, Management Development and Succession Committee of the Board of Directors of the Company approved the compensation and benefits of Mr. Lynch relating to his relocation from the United States to the United Kingdom in connection with his appointment to Vice Chairman. Mr. Lynch will participate in the Company’s Worldwide Expatriate Program (the “Program”) as a result of his relocation. The Program is designed to relocate and support employees who are sent on assignment outside of their home country and to place the employees in the same economic condition in the host country as they would have experienced in their home country.

Item 6.	Exhibits.

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
Paul C. Wirth Controller and Principal Accounting Officer

Date: August 7, 2009

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended June 30, 2009

Exhibit No.	Description

3	Amended and Restated Certificate of Incorporation, as amended to date (Exhibit 3.1 to Morgan Stanley’s Current Report on Form 8-K dated April 8, 2008), as amended by the Amended Certificate of Designations of Preferences and Rights of the 10% Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (Exhibit 3.1 to Morgan Stanley’s Current Report on Form 8-K dated October 13, 2008), as amended by the Certificate of Designations of Preferences and Rights of the 10% Series C Non-Cumulative Non-Voting Perpetual Preferred Stock (Exhibit 3.2 to Morgan Stanley’s Current Report on Form 8-K dated October 13, 2008), as amended by the Certificate of Elimination for the Fixed Rate Cumulative Perpetual Preferred Stock, Series D (Exhibit 3 to Morgan Stanley’s Current Report on Form 8-K dated June 23, 2009).

10.1	Amended and Restated Trust Agreement dated as of April 21, 2009 by and between Morgan Stanley and State Street Bank and Trust Company.

10.2	Amendment to Morgan Stanley 401(k) Plan, dated as of June 30, 2009.

10.3	Morgan Stanley 401(k) Savings Plan, adopted effective as of July 1, 2009.

10.4	Directors’ Equity Capital Accumulation Plan, as amended through June 18, 2009.

10.5	Amendment to the Morgan Stanley Supplemental Executive Retirement and Excess Plan, dated as of June 30, 2009.

10.6	Morgan Stanley 2007 Notional Leveraged Co-Investment Plan, amended as of June 4, 2009.

10.7	Memorandum dated as of August 4, 2009 to Gary G. Lynch regarding International Assignment Package, Worldwide Expatriate Policy and United States Tax Equalization Policy.

11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 11 to the Condensed Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated August 7, 2009, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition – June 30, 2009, December 31, 2008 and November 30, 2008, (ii) the Condensed Consolidated Statements of Income – Three and Six Months Ended June 30, 2009 and 2008, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2009 and 2008, (iv) the Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2009 and 2008, (v) the Condensed Consolidated Statements of Changes in Total Equity – For the Six Months Ended June 30, 2009, (vi) the Condensed Consolidated Statements of Changes in Total Equity – For the Six Months Ended June 30, 2008, and (vii) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

E-1