Form 10-Q
period 2009-09-30
MORGAN STANLEY
filed 2009-11-09
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, there were 1,359,433,369 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2009

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

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

(unaudited)

	September 30, 2009	December 31, 2008	November 30, 2008
Assets
Cash and due from banks	$6,218	$13,354	$11,276
Interest bearing deposits with banks	22,392	65,316	67,378
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	21,753	24,039	25,446

Financial instruments owned, at fair value (approximately $114 billion, $73 billion and $62 billion were pledged to various parties at September 30, 2009, December 31, 2008 and November 30, 2008, respectively):

U.S. government and agency securities	82,881	28,012	20,251
Other sovereign government obligations	39,576	21,084	20,071
Corporate and other debt	94,794	87,294	88,484
Corporate equities	52,310	42,321	37,174
Derivative and other contracts	55,265	89,418	99,766
Investments	9,252	10,385	10,598
Physical commodities	4,418	2,126	2,204

Total financial instruments owned, at fair value	338,496	280,640	278,548
Securities received as collateral, at fair value	16,414	5,231	5,217
Federal funds sold and securities purchased under agreements to resell	146,985	122,709	106,419
Securities borrowed	128,922	88,052	85,785
Receivables:
Customers	25,854	29,265	31,294
Brokers, dealers and clearing organizations	4,937	6,250	7,259
Other loans	6,557	6,547	6,528
Fees, interest and other	11,330	7,258	7,034
Other investments	3,899	3,709	3,309
Premises, equipment and software costs (net of accumulated depreciation of $3,532, $3,073 and $3,003 at September 30, 2009, December 31, 2008 and November 30, 2008, respectively)	6,765	5,095	5,057
Goodwill	6,977	2,256	2,243
Intangible assets (net of accumulated amortization of $390, $208 and $200 at September 30, 2009, December 31, 2008 and November 30, 2008, respectively) (includes $144, $184 and $220 at fair value at September 30, 2009, December 31, 2008 and November 30, 2008, respectively)	5,679	906	947
Other assets	16,325	16,137	15,295

Total assets	$769,503	$676,764	$659,035

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

(dollars in millions, except share data)

(unaudited)

	September 30, 2009	December 31, 2008	November 30, 2008
Liabilities and Equity
Commercial paper and other short-term borrowings (includes $1,179, $1,246 and $1,412 at fair value at September 30, 2009, December 31, 2008 and November 30, 2008, respectively)	$2,913	$10,102	$10,483
Deposits (includes $7,784, $9,993 and $6,008 at fair value at September 30, 2009, December 31, 2008 and November 30, 2008, respectively)	62,415	51,355	42,755
Financial instruments sold, not yet purchased, at fair value:
U.S. government and agency securities	23,646	11,902	10,156
Other sovereign government obligations	24,020	9,511	9,360
Corporate and other debt	7,743	9,927	9,361
Corporate equities	23,658	16,840	16,547
Derivative and other contracts	39,526	68,554	73,521
Physical commodities	—	33	—

Total financial instruments sold, not yet purchased, at fair value	118,593	116,767	118,945
Obligation to return securities received as collateral, at fair value	16,414	5,231	5,217
Securities sold under agreements to repurchase	147,344	92,213	102,401
Securities loaned	26,182	14,580	14,821
Other secured financings, at fair value	10,278	12,539	12,527
Payables:
Customers	110,765	123,617	115,225
Brokers, dealers and clearing organizations	4,381	1,585	3,141
Interest and dividends	3,143	3,305	2,584
Other liabilities and accrued expenses	18,414	16,179	15,963
Long-term borrowings (includes $37,049, $30,766 and $28,830 at fair value at September 30, 2009, December 31, 2008 and November 30, 2008, respectively)	196,437	179,835	163,437

	717,279	627,308	607,499

Commitments and contingencies
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	9,597	19,168	19,155
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at September 30, 2009, December 31, 2008 and November 30, 2008;
Shares issued: 1,487,850,163 at September 30, 2009, 1,211,701,552 at December 31, 2008 and November 30, 2008;
Shares outstanding: 1,358,900,574 at September 30, 2009, 1,074,497,565 at December 31, 2008 and 1,047,598,394 at November 30, 2008	15	12	12
Paid-in capital	8,441	459	1,619
Retained earnings	34,726	36,154	38,096
Employee stock trust	4,058	4,312	3,901
Accumulated other comprehensive loss	(299)	(420)	(125)
Common stock held in treasury, at cost, $0.01 par value; 128,949,589 shares at September 30, 2009, 137,203,987 shares at December 31, 2008 and 164,103,158 shares at November 30, 2008	(6,131)	(6,620)	(7,926)
Common stock issued to employee trust	(4,058)	(4,312)	(3,901)

Total Morgan Stanley shareholders’ equity	46,349	48,753	50,831
Non-controlling interests	5,875	703	705

Total equity	52,224	49,456	51,536

Total liabilities and equity	$769,503	$676,764	$659,035

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenues:
Investment banking	$1,226	$1,025	$3,393	$3,284
Principal transactions:
Trading	3,242	13,185	6,304	18,073
Investments	99	(733)	(1,288)	(1,557)
Commissions	1,247	1,107	2,994	3,488
Asset management, distribution and administration fees	2,023	1,379	4,289	4,325
Other	257	1,271	1,093	2,495

Total non-interest revenues	8,094	17,234	16,785	30,108

Interest and dividends	1,989	9,626	5,906	31,532
Interest expense	1,408	8,849	5,659	29,700

Net interest	581	777	247	1,832

Net revenues	8,675	18,011	17,032	31,940

Non-interest expenses:
Compensation and benefits	4,961	5,059	10,872	11,970
Occupancy and equipment	424	316	1,139	930
Brokerage, clearing and exchange fees	309	394	868	1,285
Information processing and communications	360	298	963	903
Marketing and business development	126	166	370	557
Professional services	403	401	1,130	1,253
Other	877	696	2,002	1,472

Total non-interest expenses	7,460	7,330	17,344	18,370

Income (losses) from continuing operations before income taxes	1,215	10,681	(312)	13,570
Provision for (benefit from) income taxes	422	2,974	(615)	3,759

Income from continuing operations	793	7,707	303	9,811
Discontinued operations:
Gain from discontinued operations (including gain on disposal of $499 million in the nine months ended September 30, 2009)	—	756	537	1,553
Provision for income taxes	—	292	204	602

Gain on discontinued operations	—	464	333	951

Net income	793	8,171	636	10,762
Net income (loss) applicable to non-controlling interests	36	20	(93)	55

Net income applicable to Morgan Stanley	$757	$8,151	$729	$10,707

Earnings (losses) applicable to Morgan Stanley common shareholders	$498	$7,684	$(1,301)	$10,030

Amounts applicable to Morgan Stanley:
Income from continuing operations	$757	$7,700	$412	$9,784
Net gain from discontinued operations after tax	—	451	317	923

Net income (loss) applicable to Morgan Stanley	$757	$8,151	$729	$10,707

Earnings (losses) per basic common share:
Income (loss) from continuing operations	$0.39	$6.97	$(1.41)	$8.82
Gain on discontinued operations	—	0.41	0.28	0.84

Earnings (losses) per basic common share	$0.39	$7.38	$(1.13)	$9.66

Earnings (losses) per diluted common share:
Income (loss) from continuing operations	$0.38	$6.97	$(1.41)	$8.80
Gain on discontinued operations	—	0.41	0.28	0.83

Earnings (losses) per diluted common share	$0.38	$7.38	$(1.13)	$9.63

Average common shares outstanding:
Basic	1,294,298,229	1,040,887,906	1,148,161,310	1,038,803,052

Diluted	1,300,070,107	1,041,677,018	1,148,161,310	1,041,808,270

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net income	$793	$8,171	$636	$10,762
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	40	(202)	98	(252)
Net change in cash flow hedges(2)	2	5	10	14
Amortization of net loss related to pension and postretirement benefits(3)	8	4	20	14
Amortization of prior service credit related to pension and postretirement benefits(4)	(1)	(2)	(4)	(4)

Comprehensive income	$842	$7,976	$760	$10,534
Net income (loss) applicable to non-controlling interests	36	20	(93)	55
Other comprehensive income (loss) applicable to non-controlling interests	6	(53)	3	(58)

Comprehensive income applicable to Morgan Stanley	$800	$8,009	$850	$10,537

(1)	Amounts are net of (benefit from) provision for income taxes of $(106) million and $279 million for the quarters ended September 30, 2009 and September 30, 2008, respectively. Amounts are net of (benefit from) provision for income taxes of $(317) million and $112 million for the nine month periods ended September 30, 2009 and September 30, 2008, respectively.
(2)	Amounts are net of provision for income taxes of $2 million for the quarters ended September 30, 2009 and September 30, 2008. Amounts are net of provision for income taxes of $6 million and $9 million for the nine month periods ended September 30, 2009 and September 30, 2008, respectively.
(3)	Amounts are net of provision for income taxes of $3 million for the quarters ended September 30, 2009 and September 30, 2008. Amounts are net of provision for income taxes of $12 million and $9 million for the nine month periods ended September 30, 2009 and September 30, 2008, respectively.
(4)	Amounts are net of (benefit from) income taxes of $(2) million and $(1) million for the quarters ended September 30, 2009 and September 30, 2008, respectively. Amounts are net of (benefit from) income taxes of $(3) million for the nine month periods ended September 30, 2009 and September 30, 2008.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Nine Months Ended September 30,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$636	$10,762
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Compensation payable in common stock and options	1,021	1,637
Depreciation and amortization	829	532
Gain on business dispositions	(480)	(2,232)
Impairment charges	689	—
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	2,286	12,482
Financial instruments owned, net of financial instruments sold, not yet purchased	(52,560)	2,295
Securities borrowed	(40,870)	77,563
Securities loaned	11,602	(79,488)
Receivables and other assets	(1,029)	16,488
Payables and other liabilities	(3,167)	(50,944)
Federal funds sold and securities purchased under agreements to resell	(24,276)	(13,953)
Securities sold under agreements to repurchase	55,131	87,848

Net cash (used for) provided by operating activities	(50,188)	62,990

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Premises, equipment and software costs	(2,307)	(1,368)
Business acquisitions, net of cash acquired	(2,160)	(174)
Business dispositions	565	743

Net cash (used for) investing activities	(3,902)	(799)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) proceeds from:
Short-term borrowings	(7,189)	(16,870)
Non-controlling interests	—	1,005
Derivatives financing activities	(78)	855
Other secured financings	(2,261)	(9,616)
Deposits	11,060	2,500
Excess tax benefits associated with stock-based awards	12	—
Net proceeds from:
Morgan Stanley public offerings of common stock	6,212	—
Issuance of common stock	41	296
Issuance of long-term borrowings	36,342	30,159
Payments for:
Long-term borrowings	(28,546)	(38,506)
Series D Preferred Stock and warrant	(10,950)	—
Repurchases of common stock through capital management share repurchase program	—	(487)
Repurchases of common stock for employee tax withholding	(37)	(1,104)
Cash dividends	(1,445)	(935)

Net cash provided by (used for) financing activities	3,161	(32,703)

Effect of exchange rate changes on cash and cash equivalents	869	(581)

Net (decrease) increase in cash and cash equivalents	(50,060)	28,907
Cash and cash equivalents, at beginning of period	78,670	24,659

Cash and cash equivalents, at end of period	$28,610	$53,566

Cash and cash equivalents include:
Cash and due from banks	$6,218	$25,958
Interest bearing deposits with banks	22,392	27,608

Cash and cash equivalents, at end of period	$28,610	$53,566

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $5,679 million and $28,854 million for the nine month periods ended September 30, 2009 and September 30, 2008, respectively.

Cash payments for income taxes were $785 million and $881 million for the nine month periods ended September 30, 2009 and September 30, 2008, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TOTAL EQUITY

For the Nine Months Ended September 30, 2009

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- controlling Interest	Total Equity
BALANCE AT DECEMBER 31, 2008	$19,168	$12	$459	$36,154	$4,312	$(420)	$(6,620)	$(4,312)	$703	$49,456
Net income (loss)	—	—	—	729	—	—	—	—	(93)	636
Dividends	—	—	—	(1,023)	—	—	—	—	(17)	(1,040)
Shares issued under employee plans and related tax effects	—	—	307	—	(254)	—	526	254	—	833
Repurchases of common stock	—	—	—	—	—	—	(37)	—	—	(37)
Morgan Stanley public offerings of common stock	—	3	6,209	—	—	—	—	—	—	6,212
Preferred stock extinguished and exchanged for common stock	(503)	—	705	(202)	—	—	—	—	—	—
Series D preferred stock and warrant	(9,068)	—	(950)	(932)	—	—	—	—	—	(10,950)
Gain on Morgan Stanley Smith Barney transaction	—	—	1,711	—	—	—	—	—	—	1,711
Net change in cash flow hedges	—	—	—	—	—	10	—	—	—	10
Pension and other postretirement adjustments.	—	—	—	—	—	16	—	—	—	16
Foreign currency translation adjustments	—	—	—	—	—	95	—	—	3	98
Increases in non-controlling interests related to Morgan Stanley Smith Barney transaction	—	—	—	—	—	—	—	—	4,821	4,821
Increases in non-controlling interests related to the consolidation of two real estate funds sponsored by the Company	—	—	—	—	—	—	—	—	649	649
Decreases in non-controlling interests related to disposition of a subsidiary	—	—	—	—	—	—	—	—	(229)	(229)
Other increases in non-controlling interests	—	—	—	—	—	—	—	—	38	38

BALANCE AT SEPTEMBER 30, 2009	$9,597	$15	$8,441	$34,726	$4,058	$(299)	$(6,131)	$(4,058)	$5,875	$52,224

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TOTAL EQUITY

For the Nine Months Ended September 30, 2008

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Other Morgan Stanley Common Equity	Non- controlling Interest	Total Equity
BALANCE AT DECEMBER 31, 2007	$1,100	$12	$30,665	$1,571	$33,348
Net income	—	—	10,707	55	10,762
Dividends	—	—	(914)	(39)	(953)
Shares issued under employee plans and related tax effects	—	—	1,856	—	1,856
Repurchases of common stock	—	—	(1,591)	—	(1,591)
Net change in cash flow hedges	—	—	14	—	14
Pension and other postretirement adjustments	—	—	10	—	10
Foreign currency translation adjustments	—	—	(194)	(58)	(252)
Other	—	—	(74)	—	(74)
Increases in non-controlling interests related to sales of subsidiary’s shares by Morgan Stanley	—	—	—	132	132
Decreases in non-controlling interests related to disposition of a subsidiary	—	—	—	(514)	(514)
Other net increases in non-controlling interests	—	—	—	(6)	(6)

BALANCE AT SEPTEMBER 30, 2008	$1,100	$12	$40,479	$1,141	$42,732

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

Global Wealth Management Group, which includes the Company’s 51% interest in Morgan Stanley Smith Barney Holdings LLC (“MSSB”) (see Note 2), provides brokerage and investment advisory services covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; cash management services; retirement services; and trust and fiduciary services.

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

Crescent.    In addition, discontinued operations in the quarter and nine month period ended September 30, 2008 include operating results and gains (losses) related to the disposition of certain properties previously owned by Crescent Real Estate Equities Limited Partnership (“Crescent”), a real estate subsidiary of the Company. The results of certain Crescent properties previously owned by the Company were formerly included in the Asset Management business segment.

See Note 20 for additional information on discontinued operations.

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

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Exhibit 99.1 in the Company’s Current Report on Form 8-K

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

dated August 24, 2009 (the “Form 8-K”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Consolidation.    The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest including certain variable interest entities (“VIEs”). The Company adopted accounting guidance for non-controlling interests on January 1, 2009. Accordingly, for consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as non-controlling interests. The portion of net income attributable to non-controlling interests for such subsidiaries is presented as Net income (loss) applicable to non-controlling interests on the condensed consolidated statements of income, and the portion of the shareholders’ equity of such subsidiaries is presented as Non-controlling interests on the condensed consolidated statements of financial condition and condensed consolidated statements of changes in total equity.

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

The Company’s regulated significant U.S. and international subsidiaries include Morgan Stanley & Co. Incorporated (“MS&Co.”), Morgan Stanley & Co. International plc (“MSIP”), Morgan Stanley Japan Securities Co., Ltd. (“MSJS”), Morgan Stanley Investment Advisors Inc. and MSSB.

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

Gains and losses on all of these financial instruments carried at fair value are reflected in Principal transactions—trading revenues, Principal transactions—investment revenues or Investment banking revenues in the condensed consolidated statements of income, except for derivatives accounted for as accounting hedges (see “Hedge Accounting” section herein and Note 8). Interest income and expense and dividend income are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest and dividends are included as a component of the instruments’ fair value, interest and dividends are included within Principal transactions—trading revenues or Principal transactions—investment revenues. Otherwise, they are included within Interest and dividend income or Interest expense. The fair value of

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

over-the-counter (“OTC”) financial instruments, including derivative contracts related to financial instruments and commodities, is presented in the accompanying condensed consolidated statements of financial condition on a net-by-counterparty basis, when appropriate. Additionally, the Company nets fair value of cash collateral paid or received against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement.

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

In determining fair value, the Company uses various valuation approaches and establishes a hierarchy for inputs used in measuring fair value that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions of other market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The Company’s hedges are designated and qualify for accounting purposes as one of the following types of hedges: hedges of changes in fair value of assets and liabilities due to the risk being hedged (fair value hedges), and hedges of net investments in foreign operations whose functional currency is different from the reporting currency of the parent company (net investment hedges).

For further information on derivative instruments and hedging activities, see Note 8.

Condensed Consolidated Statements of Cash Flows.

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks, which are highly liquid investments with original maturities of three months or less and readily convertible to known amounts of cash. The Company’s significant non-cash activities include assets acquired of $11.0 billion and assumed liabilities, in connection with business acquisitions, of $3.2 billion in the nine month period ended September 30, 2009. The nine month period ended September 30, 2008 included assumed liabilities of $77 million. During the nine month period ended September 30, 2009, the Company consolidated two real estate funds sponsored by the Company with assets of $600 million, liabilities of $18 million and Non-controlling interests of $582 million. During the nine month period ended September 30, 2008, the Company consolidated real estate limited partnership assets and liabilities of approximately $4.7 billion and $3.9 billion, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

In June 2008, the FASB issued accounting guidance on whether share-based payment transactions are participating securities. This accounting guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method as described in the accounting guidance for calculating EPS. Under this accounting guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The accounting guidance on whether share-based payment transactions are participating securities became effective for the Company on January 1, 2009. All prior-period EPS data presented have been adjusted retrospectively. The Company’s adoption of this accounting guidance, which addresses the computation of EPS under the two-class method for share-based payment transactions that are participating securities, reduced basic EPS by $0.44 and $0.61 for the quarter and nine month period ended September 30, 2008, respectively, and reduced diluted EPS by $0.36 and $0.44 for the quarter and nine month period ended September 30, 2008, respectively.

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

Accounting Developments.

Dividends on Share-Based Payment Awards.    In June 2007, the Emerging Issues Task Force reached consensus on accounting for tax benefits of dividends on share-based payment awards to employees. This accounting guidance requires that the tax benefit related to dividend equivalents paid on restricted stock units that

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

are expected to vest be recorded as an increase to additional paid-in capital. The Company adopted this guidance prospectively effective December 1, 2008. The Company previously accounted for this tax benefit as a reduction to its income tax provision. The adoption of this accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Transfers of Financial Assets and Repurchase Financing Transactions.    In February 2008, the FASB issued accounting guidance to provide implementation guidance for accounting for transfers of financial assets and repurchase financing transactions. Under this guidance, there is a presumption that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) for purposes of evaluation. If certain criteria are met, however, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately. The adoption of this accounting guidance on December 1, 2008 did not have a material impact on the Company’s condensed consolidated financial statements.

Determination of the Useful Life of Intangible Assets.    In April 2008, the FASB issued accounting guidance to provide guidance on the determination of the useful life of intangible assets. The guidance removes the requirement for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. This accounting guidance replaces the previous useful-life assessment criteria with a requirement that an entity shall consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. The adoption of this accounting guidance on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial statements.

Instruments Indexed to an Entity’s Own Stock.    In June 2008, the FASB ratified the consensus reached for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This accounting guidance applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock with certain exceptions. To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. The adoption of this accounting guidance on January 1, 2009 did not change the classification or measurement of the Company’s financial instruments.

Disclosures about Postretirement Benefit Plan Assets.    In December 2008, the FASB issued guidance on employers’ disclosures about postretirement benefit plan assets. The disclosures about plan assets required by this guidance will be effective December 31, 2009 for the Company.

Subsequent Events.    In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company evaluates subsequent events through the date that the Company’s financial statements are issued, which is the date the Company files Quarterly Reports on Form 10-Q and its Annual Reports on Form 10-K with the Securities and Exchange Commission (“SEC”). The Company adopted this accounting guidance in the quarter ended June 30, 2009. Such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Transfers of Financial Assets and Extinguishments of Liabilities and Consolidation of Variable Interest Entities.    In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets” (“SFAS No. 166”), and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which change the way entities account for securitizations and special-purpose entities.

SFAS No. 166 amends the accounting for transfers of financial assets and will require additional disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a QSPE and changes the requirements for derecognizing financial assets.

SFAS No. 167 amends the accounting for consolidation and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

The Company is currently evaluating the potential impact of adopting SFAS No. 166 and SFAS No. 167. The adoption of SFAS No. 166 and SFAS No. 167 may have a significant impact on the Company’s condensed consolidated financial statements as the Company may be required to consolidate QSPEs to which the Company has previously sold assets. In addition, the Company may also be required to consolidate other VIEs that are not currently consolidated or de-consolidate entities currently consolidated based on an analysis under the current accounting guidance. SFAS No. 166 and SFAS No. 167 will be effective for the Company on January 1, 2010.

FASB Accounting Standards CodificationTM.    In July 2009, the FASB issued accounting guidance to establish the FASB Accounting Standards CodificationTM (“Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification does not change current U.S. GAAP. In the quarter ended September 30, 2009, references to authoritative U.S. GAAP literature in the Company’s condensed consolidated financial statements and the notes thereto in this Quarterly Report on Form 10-Q have been updated to reflect new Codification references.

Fair Value Measurements and Disclosures.    In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This accounting guidance provides additional application guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company adopted this guidance in the second quarter of 2009. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued guidance that requires an entity to provide qualitative and quantitative information on a quarterly basis about fair value estimates for any financial instruments not measured on the balance sheet at fair value. The Company adopted the disclosure requirements in the quarter ended June 30, 2009.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 “Fair Value Measurements and Disclosures—Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 updates the Codification and provides guidance about measuring liabilities at fair value. The adoption of ASU 2009-05 on October 1, 2009 did not have a material impact on the Company’s condensed consolidated financial statements.

In September 2009, the FASB issued ASU 2009-12 “Fair Value Measurements and Disclosures—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2009-12”). ASU 2009-12 updates the Codification and provides additional guidance about measuring the fair value of certain alternative investments, such as hedge funds, private equity funds, real estate funds and venture capital funds. ASU 2009-12 allows companies to determine the fair value of such investments using net asset value (“NAV”) as a practical expedient. ASU 2009-12 also requires new disclosures of the nature and risks of the investments by major category of alternative investments. ASU 2009-12 will be effective for the Company on December 31, 2009. The Company is currently evaluating the potential impact of adopting ASU 2009-12.

2.	Morgan Stanley Smith Barney Holdings LLC.

Smith Barney.    On May 31, 2009 (the “Closing Date”), the Company and Citigroup Inc. (“Citi”) consummated the previously announced combination of the Company’s Global Wealth Management Group and the businesses of Citi’s Smith Barney in the U.S., Quilter in the U.K., and Smith Barney Australia (“Smith Barney”). In addition to the Company’s contribution of respective businesses to MSSB, the Company paid Citi $2,755 million in cash. The combined businesses operate as MSSB, which the Company consolidates. Pursuant to the terms of the amended contribution agreement, dated as of May 29, 2009 (“amended contribution agreement”), certain businesses of Smith Barney and Morgan Stanley will be contributed to MSSB subsequent to May 31, 2009 (the “delayed contribution businesses”). Citi will own the delayed contribution businesses until they are transferred to MSSB and gains and losses from such businesses will be allocated to the Company’s and Citi’s respective share of MSSB’s gains and losses.

The Company owns 51% and Citi owns 49% of MSSB, with the Company having appointed four directors to the MSSB board and Citi having appointed two directors. As part of the acquisition, the Company has the option (i) following the third anniversary of the Closing Date to purchase a portion of Citi’s interest in MSSB representing 14% of the total outstanding MSSB interests, (ii) following the fourth anniversary of the Closing Date to purchase a portion of Citi’s interest in MSSB representing an additional 15% of the total outstanding MSSB interests and (iii) following the fifth anniversary of the Closing Date to purchase the remainder of Citi’s interest in MSSB. The Company may call all of Citi’s interest in MSSB upon a change in control of Citi. Citi may put all of its interest in MSSB to the Company upon a change in control of the Company or following the later of the sixth anniversary of the Closing Date and the one-year anniversary of the Company’s exercise of the call described in clause (ii) above. The purchase price for the call and put rights described above is the fair market value of the purchased interests determined pursuant to an appraisal process.

As of May 31, 2009, the Company includes MSSB in its condensed consolidated financial statements. The results of MSSB are included within the Global Wealth Management Group business segment. See Note 11 for further information on MSSB.

The Company accounted for the transaction using the acquisition method of accounting. The fair value of the total consideration transferred to Citi amounted to approximately $6,087 million and the preliminary fair value of Citi’s equity in MSSB was approximately $3,973 million. The acquisition method of accounting prescribes the full goodwill method even in business combinations in which the acquirer holds less than 100% of the equity interests in the acquiree at acquisition date. Accordingly, the full fair value of Smith Barney was allocated to the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

fair value of assets acquired and liabilities assumed to derive the preliminary goodwill amount of approximately $5,029 million, which represents synergies of combining the two businesses. The Company is still finalizing the valuation of the intangible assets and the fair value of the Company’s contributed businesses into MSSB. When finalized, the amount of total consideration transferred, non-controlling interest, intangible assets and acquisition-related goodwill could change.

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

Condensed statement of assets acquired and liabilities assumed.    The following table summarizes the preliminary fair values of Smith Barney’s assets acquired and liabilities assumed as of the acquisition date. The allocation of the purchase price is preliminary and subject to further adjustment as the valuation of certain intangible assets is still in process.

At May 31, 2009
(dollars in millions)
Assets
Cash and due from banks	$895
Financial instruments owned	22
Receivables	1,891
Intangible assets	4,890
Other assets	531

Total assets acquired	$8,229

Liabilities
Financial instrument sold, not yet purchased	$76
Long-term borrowings	2,320
Other liabilities and accrued expenses	802

Total liabilities assumed	$3,198

Net assets acquired	$5,031

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

Amortizable intangible assets included the following as of May 31, 2009:

	At May 31, 2009 (dollars in millions)	Estimated useful life (in years)
Customer relationships	$4,000	15
Technology	411	5
Research	176	5
Intangible lease asset	24	1-10

Total	$4,611

The Company also recorded an indefinite-lived intangible asset of approximately $279 million related to the Smith Barney trade name.

Citi Managed Futures.    Citi contributed its managed futures business and certain related proprietary trading positions to MSSB on July 31, 2009 (“Citi Managed Futures”). The Company paid Citi approximately $300 million in cash in connection with this transfer. As of July 31, 2009, Citi Managed Futures is wholly-owned and consolidated by MSSB, of which the Company owns 51% and Citi owns 49%.

The Company accounted for this transaction using the acquisition method of accounting. The fair value of the total consideration transferred to Citi was approximately $300 million and the preliminary increase in the fair value of Citi’s equity in MSSB was approximately $289 million. The acquisition method of accounting prescribes the full goodwill method even in business combinations in which the acquirer holds less than 100% of the equity interests in the acquiree at acquisition date. Accordingly, the full fair value of Citi Managed Futures was allocated to the fair value of the assets acquired and liabilities assumed to derive the preliminary goodwill amount of approximately $136 million, which represents business synergies of combining the Citi Managed Futures business with MSSB. The Company is still finalizing the valuation of the intangible assets. When finalized, the amount of intangible assets and acquisition-related goodwill could change.

The following table summarizes the preliminary allocation of the purchase price to the net assets of Citi Managed Futures as of July 31, 2009 (dollars in millions).

Total fair value of consideration transferred	$300
Total fair value of non-controlling interest	289

Total fair value of Citi Managed Futures	589
Total fair value of net assets acquired	453

Preliminary acquisition-related goodwill(1)	$136

(1)	Goodwill is recorded within the Global Wealth Management business segment. The Company is currently evaluating the amount of goodwill deductible for tax purposes.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed statement of assets acquired and liabilities assumed.    The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date. The allocation of the purchase price is preliminary and subject to further adjustment as the valuation of certain intangible assets is still in process.

At July 31, 2009
(dollars in millions)
Assets
Financial instruments owned	$83
Receivables	86
Intangible assets	275
Other assets	11

Total assets acquired	$455

Liabilities
Other liabilities and accrued expenses	$2

Total liabilities assumed	$2

Net assets acquired	$453

As of July 31, 2009, amortizable intangible assets in the amount of $275 million were primarily related to management contracts with an estimated useful life of eight to nine years.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Pro forma condensed combined financial information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the closing of MSSB and Citi Managed Futures had been completed on January 1, 2009 and January 1, 2008 (dollars in millions, except share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net revenues	$8,681	$20,013	$19,838	$38,174
Total non-interest expenses	7,464	9,225	19,795	24,126

Income from continuing operations before income taxes	1,217	10,788	43	14,048
Provision for (benefit from) income taxes	423	3,009	(522)	3,884

Income from continuing operations	794	7,779	565	10,164
Discontinued operations:
Gain from discontinued operations	—	756	537	1,553
Provision for income taxes	—	292	204	602

Gain on discontinued operations	—	464	333	951

Net income	794	8,243	898	11,115
Net income applicable to non-controlling interests	37	100	81	198

Net income applicable to Morgan Stanley	$757	$8,143	$817	$10,917

Earnings (loss) applicable to Morgan Stanley common shareholders	$498	$7,677	$(1,213)	$10,227

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$0.39	$6.97	$(1.34)	$9.01
Gain on discontinued operations	—	0.41	0.28	0.84

Earnings (loss) per basic common share	$0.39	$7.38	$(1.06)	$9.85

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$0.38	$6.96	$(1.34)	$8.98
Gain on discontinued operations	—	0.41	0.28	0.84

Earnings (loss) per diluted common share	$0.38	$7.37	$(1.06)	$9.82

The unaudited pro forma condensed combined financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company had the closing of Smith Barney and Citi Managed Futures been completed on January 1, 2009 and January 1, 2008, respectively, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma combined financial information for the quarters and nine month periods ended September 30, 2009 and September 30, 2008, were pro forma adjustments to reflect the results of operations of both Smith Barney and Citi Managed Futures as well as the impact of amortizing certain acquisition accounting adjustments such as amortizable intangible assets. The pro forma condensed financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of current market conditions, expense efficiencies or other factors.

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

•

U.S. Agency Securities.    U.S. agency securities are comprised of two main categories consisting of agency issued debt and mortgage pass-throughs. Non-callable agency issued debt securities are generally valued using quoted market prices. Callable agency issued debt securities are valued by benchmarking model-derived prices to quoted market prices and trade data for identical or comparable securities. Mortgage pass-throughs include mortgage pass-throughs and forward settling mortgage pools. Fair value of mortgage pass-throughs are model driven with respect to spreads of the comparable To-be-announced (“TBA”) security. Actively traded non-callable agency issued debt securities are categorized in Level 1 of the fair value hierarchy. Callable agency issued debt securities and mortgage pass-throughs are generally categorized in Level 2 of the fair value hierarchy.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

RMBS, CMBS and other ABS, including retained interests in these securitized financial assets, are categorized in Level 3 if external prices or spread inputs are unobservable or if the comparability assessment involves significant subjectivity related to property type differences, cash flows, performance and other inputs; otherwise, they are categorized in Level 2 of the fair value hierarchy.

•

Corporate Bonds.    The fair value of corporate bonds is estimated using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads adjusted for any basis difference between cash and derivative instruments. The spread data used are for the same maturity as the bond. If the spread data does not reference the issuer, then data that reference a comparable issuer are used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name credit default swap spreads and recovery rates based on collateral values as significant inputs. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy; in instances where prices, spreads or any of the other aforementioned key inputs are unobservable, they are categorized in Level 3 of the fair value hierarchy.

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

•

Corporate Loans and Lending Commitments.    The fair value of corporate loans is estimated using recently executed transactions, market price quotations (where observable) and market observable credit default swap spread levels adjusted for any basis difference between cash and derivative instruments, along with proprietary valuation models and default recovery analysis where such transactions and quotations are unobservable. The fair value of contingent corporate lending commitments is estimated by using executed transactions on comparable loans and the anticipated market price based on pricing indications from syndicate banks and customers. The valuation of these commitments also takes into account certain fee income. Corporate loans and lending commitments are generally categorized in Level 2 of the fair value hierarchy; in instances where prices or significant spread inputs are unobservable, they are categorized in Level 3 of the fair value hierarchy.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Investments

•

Investments in Private Equity, Real Estate and Hedge Funds.    The Company’s investments include direct private equity investments and investments in private equity funds, real estate funds and hedge funds. Initially, the transaction price is generally considered by the Company as the exit price and is the Company’s best estimate of fair value. Thereafter, valuation is based on an assessment of each underlying investment, considering rounds of financing and third-party transactions, expected cash flows and market-based information, including comparable company transactions, trading multiples and changes in market outlook, among other factors. In determining the fair value of externally managed funds, the Company also considers the net asset value of the fund provided by the fund manager. These investments are included in Level 3 of the fair value hierarchy because, due to infrequent trading, exit prices tend to be unobservable and reliance is placed on the above methods.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

notes are linked to, interest rate yield curves, option volatility, and currency, commodity or equity rates. The impact of the Company’s own credit spreads is also included based on the Company’s observed secondary bond market spreads. Most structured notes are categorized in Level 2 of the fair value hierarchy.

Deposits

•	Time Deposits. The fair value of certificates of deposit is estimated using third-party quotations. These deposits are generally categorized in Level 2 of the fair value hierarchy.

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, December 31, 2008 and November 30, 2008. See Note 1 for a discussion of the Company’s policies regarding this fair value hierarchy.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2009

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at September 30, 2009
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities:
U.S. Treasury securities	$19,255	$81	$—	$—	$19,336
U.S. agency securities	21,216	42,324	5	—	63,545

Total U.S. government and agency securities	40,471	42,405	5	—	82,881
Other sovereign government obligations	35,103	4,466	7	—	39,576

Corporate and other debt:
State and municipal securities	—	3,659	736	—	4,395
Residential mortgage-backed securities	—	3,572	771	—	4,343
Commercial mortgage-backed securities	—	3,322	2,226	—	5,548
Asset-backed securities	—	4,134	669	—	4,803
Corporate bonds	—	35,229	1,143	—	36,372
Collateralized debt obligations	—	1,570	1,131	—	2,701
Loans and lending commitments	—	14,030	17,488	—	31,518
Other debt	—	3,489	1,625	—	5,114

Total corporate and other debt(1)	—	69,005	25,789	—	94,794
Corporate equities(2)	45,623	5,827	860	—	52,310
Derivative and other contracts(3)	2,854	113,940	16,154	(77,683)	55,265
Investments	563	127	8,562	—	9,252
Physical commodities	—	4,418	—	—	4,418

Total financial instruments owned	124,614	240,188	51,377	(77,683)	338,496
Securities received as collateral	15,853	559	2	—	16,414
Intangible assets(4)	—	—	144	—	144

Liabilities
Commercial paper and other short-term borrowings	$—	$1,163	$16	$—	$1,179
Deposits	—	7,770	14	—	7,784
Financial instruments sold, not yet purchased:
U.S. government and agency securities:
U.S. Treasury securities	21,679	3	—	—	21,682
U.S. agency securities	1,569	395	—	—	1,964

Total U.S. government and agency securities	23,248	398	—	—	23,646
Other sovereign government obligations	22,586	1,434	—	—	24,020

Corporate and other debt:
State and municipal securities	—	18	—	—	18
Commercial mortgage-backed securities	—	9	1	—	10
Asset-backed securities	—	53	4	—	57
Corporate bonds	—	4,224	28	—	4,252
Unfunded lending commitments	—	743	470	—	1,213
Other debt	—	2,093	100	—	2,193

Total corporate and other debt	—	7,140	603	—	7,743
Corporate equities(2)	21,155	2,481	22	—	23,658
Derivative and other contracts(3)	4,251	71,993	6,682	(43,400)	39,526

Total financial instruments sold, not yet purchased	71,240	83,446	7,307	(43,400)	118,593
Obligation to return securities received as collateral	15,853	559	2	—	16,414
Other secured financings(1)	22	6,068	4,188	—	10,278
Long-term borrowings	—	29,795	7,254	—	37,049

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(1)	Approximately $6.5 billion of assets is included in Corporate and other debt and approximately $5.3 billion of related liabilities is included in Other secured financings related to consolidated VIEs or non-consolidated VIEs (in the cases where the assets were transferred by the Company to the VIE and the transfers were accounted for as secured financings). The Company cannot unilaterally remove the assets from the VIEs as these assets are not generally available to the Company. The related liabilities issued by these VIEs are non-recourse to the Company. Approximately $5.4 billion of these assets and approximately $3.9 billion of these liabilities are included in Level 3 of the fair value hierarchy. See Note 5 for additional information on consolidated and non-consolidated VIEs, including retained interests in these entities that the Company holds.
(2)	The Company holds or sells short for trading purposes, equity securities issued by entities in diverse industries and size.
(3)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 8.
(4)	Amount represents mortgage servicing rights (“MSRs”) accounted for at fair value. See Note 5 for further information on MSRs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2008
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$10,150	$17,735	$127	$—	$28,012
Other sovereign government obligations	16,118	4,965	1	—	21,084
Corporate and other debt(1)	99	52,277	34,918	—	87,294
Corporate equities	37,807	3,538	976	—	42,321
Derivative and other contracts(2)	1,069	156,224	37,711	(105,586)	89,418
Investments	417	270	9,698	—	10,385
Physical commodities	—	2,126	—	—	2,126

Total financial instruments owned	65,660	237,135	83,431	(105,586)	280,640
Securities received as collateral	4,623	578	30	—	5,231
Intangible assets(3)	—	—	184	—	184

Liabilities
Commercial paper and other short-term borrowings	$—	$1,246	$—	$—	$1,246
Deposits	—	9,993	—	—	9,993
Financial instruments sold, not yet purchased:
U.S. government and agency securities	11,133	769	—	—	11,902
Other sovereign government obligations	7,303	2,208	—	—	9,511
Corporate and other debt	17	6,102	3,808	—	9,927
Corporate equities	15,064	1,749	27	—	16,840
Derivative and other contracts(2)	3,886	118,432	14,329	(68,093)	68,554
Physical commodities	—	33	—	—	33

Total financial instruments sold, not yet purchased	37,403	129,293	18,164	(68,093)	116,767
Obligation to return securities received as collateral	4,623	578	30	—	5,231
Other secured financings(1)	—	6,391	6,148	—	12,539
Long-term borrowings	—	25,293	5,473	—	30,766

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(1)	Approximately $8.9 billion of assets is included in Corporate and other debt and approximately $7.9 billion of related liabilities is included in Other secured financings related to consolidated VIEs or non-consolidated VIEs (in the cases where the assets were transferred by the Company to the VIE and the transfers were accounted for as secured financings). The Company cannot unilaterally remove the assets from the VIEs; these assets are not generally available to the Company. The related liabilities issued by these VIEs are non-recourse to the Company. Approximately $8.1 billion of these assets and approximately $5.9 billion of these liabilities are included in Level 3 of the fair value hierarchy. See Note 5 for additional information on consolidated and non-consolidated VIEs, including retained interests in these entities that the Company holds.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 8.
(3)	Amount represents MSRs accounted for at fair value. See Note 5 for further information on MSRs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of November 30, 2008

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at November 30, 2008
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$5,930	$14,115	$206	$—	$20,251
Other sovereign government obligations	9,148	10,920	3	—	20,071
Corporate and other debt(1)	47	53,977	34,460	—	88,484
Corporate equities	32,519	3,748	907	—	37,174
Derivative and other contracts(2)	2,478	150,033	40,852	(93,597)	99,766
Investments	536	330	9,732	—	10,598
Physical commodities	2	2,202	—	—	2,204

Total financial instruments owned	50,660	235,325	86,160	(93,597)	278,548
Securities received as collateral	4,402	800	15	—	5,217
Intangible assets(3)	—	—	220	—	220

Liabilities
Commercial paper and other short-term borrowings	$—	$1,412	$—	$—	$1,412
Deposits	—	6,008	—	—	6,008
Financial instruments sold, not yet purchased:
U.S. government and agency securities	9,474	682	—	—	10,156
Other sovereign government obligations	5,140	4,220	—	—	9,360
Corporate and other debt	18	5,400	3,943	—	9,361
Corporate equities	16,418	108	21	—	16,547
Derivative and other contracts(2)	5,509	115,621	13,228	(60,837)	73,521

Total financial instruments sold, not yet purchased	36,559	126,031	17,192	(60,837)	118,945
Obligation to return securities received as collateral	4,402	800	15	—	5,217
Other secured financings(1)	—	6,780	5,747	—	12,527
Long-term borrowings	—	23,413	5,417	—	28,830

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(1)	Approximately $9.0 billion of assets is included in Corporate and other debt and approximately $7.2 billion of related liabilities is included in Other secured financings related to consolidated VIEs or non-consolidated VIEs (in the cases where the assets were transferred by the Company to the VIE and the transfers were accounted for as secured financings). The Company cannot unilaterally remove the assets from the VIEs; these assets are not generally available to the Company. The related liabilities issued by these VIEs are non-recourse to the Company. Approximately $7.7 billion of these assets and approximately $5.0 billion of these liabilities are included in Level 3 of the fair value hierarchy. See Note 5 for additional information on consolidated and non-consolidated VIEs, including retained interests in these entities that the Company holds.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 8.
(3)	Amount represents MSRs accounted for at fair value. See Note 5 for further information on MSRs.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine month periods ended September 30, 2009 and September 30, 2008. Level 3 instruments may be hedged by instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains or (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains or (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories. Additionally, both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The following tables reflect gains or (losses) for all assets and liabilities categorized as Level 3 for the quarters and nine month periods ended September 30, 2009 and September 30, 2008, respectively. For assets and liabilities that were transferred into Level 3 during the period, gains or (losses) are presented as if the assets or liabilities had been transferred into Level 3 as of the beginning of the period; similarly, for assets and liabilities that were transferred out of Level 3 during the period, gains or (losses) are presented as if the assets or liabilities had been transferred out as of the beginning of the period.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2009

	Beginning Balance at June 30, 2009	Total Realized and Unrealized Gains or (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at September 30, 2009	Unrealized Gains or (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2009(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. agency securities	$28	$—	$(23)	$—	$5	$—
Other sovereign government obligations	3	—	4	—	7	—
Corporate and other debt:
State and municipal securities	1,705	4	(72)	(901)	736	2
Residential mortgage-backed securities	820	(29)	23	(43)	771	(41)
Commercial mortgage-backed securities	1,506	(420)	1,574	(434)	2,226	(442)
Asset-backed securities	1,827	8	(444)	(722)	669	14
Corporate bonds	2,449	41	(1,484)	137	1,143	9
Collateralized debt obligations	508	370	171	82	1,131	304
Loans and lending commitments	19,436	594	(1,081)	(1,461)	17,488	670
Other debt	1,489	398	(283)	21	1,625	421

Total corporate and other debt	29,740	966	(1,596)	(3,321)	25,789	937
Corporate equities	1,101	(79)	(102)	(60)	860	(34)
Net derivative and other contracts(3)	12,606	(1,654)	(1,179)	(301)	9,472	(1,251)
Investments	8,172	61	332	(3)	8,562	41
Securities received as collateral	17	—	(15)	—	2	—
Intangible assets	173	(29)	—	—	144	(29)

Liabilities
Commercial paper and other short-term borrowings	$—	$2	$—	$18	$16	$2
Deposits	—	—	—	14	14	—
Financial instruments sold, not yet purchased:
Corporate and other debt:
Commercial mortgage-backed securities	4	(1)	(4)	—	1	(1)
Asset-backed securities	4	—	—	—	4	—
Corporate bonds	132	(9)	(151)	38	28	(18)
Unfunded lending commitments	303	60	227	—	470	60
Other debt	86	(36)	(81)	59	100	(40)

Total corporate and other debt	529	14	(9)	97	603	1
Corporate equities	22	27	3	24	22	(6)
Obligation to return securities received as collateral	17	—	(15)	—	2	—
Other secured financings	4,463	(272)	(100)	(447)	4,188	(272)
Long-term borrowings	5,900	(77)	(7)	1,284	7,254	(77)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(1)	Total realized and unrealized gains or (losses) are primarily included in Principal transactions—trading in the condensed consolidated statements of income except for $61 million related to Financial instruments owned—investments, which is included in Principal transactions—investments.
(2)	Amounts represent unrealized gains or (losses) for the quarter ended September 30, 2009 related to assets and liabilities still outstanding at September 30, 2009.
(3)	Net derivative and other contracts represent Financial instruments owned—derivative and other contracts net of Financial instruments sold, not yet purchased—derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 8.

Financial instruments owned—Corporate and other debt.    The net gains in Corporate and other debt were primarily driven by mark-to-market gains on corporate loans, CDOs and certain other debt, partially offset by losses in commercial mortgage-backed securities.

During the quarter ended September 30, 2009, the Company reclassified approximately $3.3 billion of certain Corporate and other debt from Level 3 to Level 2. The reclassifications were primarily related to corporate loans, state and municipal securities, asset-backed securities and commercial mortgage-backed securities. The reclassifications were primarily due to an increase in market price quotations for these or comparable instruments, or available broker quotes, such that observable inputs were utilized for the fair value measurement of these instruments. Corporate loans were reclassified as more liquidity entered the market and price transparency increased for certain corporate loans due to refinancing activities. Separately, certain SLARS were reclassified from Level 3 to Level 2 as there was increased activity in the SLARS market and restructuring activity of the underlying trusts.

Financial instruments owned—Net derivative and other contracts.    The net losses in Net derivative and other contracts were primarily driven by tightening of credit spreads on underlying reference entities of single name and basket credit default swaps.

Long-term borrowings.    During the quarter ended September 30, 2009, the Company reclassified approximately $1.3 billion of certain Long-term borrowings from Level 2 to Level 3. The reclassifications primarily related to structured notes for which certain significant inputs became unobservable and deemed significant.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2008

	Beginning Balance at June 30, 2008	Total Realized and Unrealized Gains or (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at September 30, 2008	Unrealized Gains or (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2008(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$272	$(1)	$14	$50	$335	$(4)
Other sovereign government obligations	2	—	—	—	2	—
Corporate and other debt	34,039	(3,354)	3,268	6,300	40,253	(3,566)
Corporate equities	1,288	(132)	(48)	64	1,172	(98)
Net derivative and other contracts(3)	16,153	1,994	(4,011)	138	14,274	1,575
Investments	12,486	(684)	(43)	(12)	11,747	(623)
Securities received as collateral	2	—	2	—	4	—
Intangible assets	4	(72)	2	327	261	(70)

Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt	$1,209	$364	$1,244	$229	$2,318	$356
Corporate equities	61	19	(19)	36	59	15
Obligation to return securities received as collateral	2	—	2	—	4	—
Other secured financings	9,117	1,074	(2,684)	3,751	9,110	1,074
Long-term borrowings	5,674	673	18	(28)	4,991	641

(1)	Total realized and unrealized gains or (losses) are primarily included in Principal transactions—trading in the condensed consolidated statements of income except for $(684) million related to Financial instruments owned—investments, which is included in Principal transactions—investments.
(2)	Amounts represent unrealized gains or (losses) for the quarter ended September 30, 2008 related to assets and liabilities still outstanding at September 30, 2008.
(3)	Net derivative and other contracts represent Financial instruments owned—derivative and other contracts net of Financial instruments sold, not yet purchased—derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 8.

Financial instruments owned—Corporate and other debt.    The net losses from Corporate and other debt were primarily driven by certain corporate loans and lending commitments, asset-backed securities and collateralized debt obligation cash positions.

The purchases in Corporate and other debt were primarily related to corporate loans and lending commitments.

During the quarter ended September 30, 2008, the Company reclassified certain Corporate and other debt from Level 2 to Level 3. These transfers primarily related to certain loans and commercial mortgage-backed securities. These reclassifications were due to a reduction in the volume of recently executed transactions and market price quotations for these instruments such that certain significant inputs for the fair value measurement of these instruments became unobservable.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Financial instruments owned—Net derivative and other contracts.    The net gains from net derivative contracts were primarily driven by widening of credit spreads on underlying reference entities of certain basket, single name and tranche-indexed credit default swaps where the Company was long protection.

The sales from Net derivative and other contracts were primarily driven by single name credit default swaps.

Other secured financings.    The net gains in Other secured financings were primarily due to net gains on liabilities resulting from securitizations recognized on balance sheet. These gains were offset by net losses in Financial instruments owned—corporate and other debt.

The Company reclassified Other secured financings from Level 2 to Level 3 because it was determined that certain significant inputs to the fair value measurement were unobservable.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2009

	Beginning Balance at December 31, 2008	Total Realized and Unrealized Gains or (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at September 30, 2009	Unrealized Gains or (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2009(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. agency securities	$127	$(3)	$(95)	$(24)	$5	$—
Other sovereign government obligations	1	(2)	4	4	7	—
Corporate and other debt:
State and municipal securities	2,065	10	(398)	(941)	736	(17)
Residential mortgage-backed securities	1,251	(118)	(119)	(243)	771	(99)
Commercial mortgage-backed securities	3,130	(1,455)	1,168	(617)	2,226	(1,468)
Asset-backed securities	968	84	(342)	(41)	669	12
Corporate bonds	3,088	222	(2,328)	161	1,143	13
Collateralized debt obligations	982	365	309	(525)	1,131	235
Loans and lending commitments	19,701	(1,169)	(2,608)	1,564	17,488	(896)
Other debt	3,733	727	(1,847)	(988)	1,625	672

Total corporate and other debt	34,918	(1,334)	(6,165)	(1,630)	25,789	(1,548)
Corporate equities	976	105	(663)	442	860	(187)
Net derivative and other contracts(3)	23,382	(4,283)	(867)	(8,760)	9,472	(3,191)
Investments	9,698	(1,430)	336	(42)	8,562	(1,337)
Securities received as collateral	30	—	(28)	—	2	—
Intangible assets	184	(40)	—	—	144	(42)

Liabilities
Commercial paper and other short-term borrowings	$—	$11	$—	$27	$16	$11
Deposits	—	(1)	—	13	14	(1)
Financial instruments sold, not yet purchased:
Corporate and other debt:
Commercial mortgage-backed securities	1	—	—	—	1	—
Asset-backed securities	4	—	—	—	4	—
Corporate bonds	320	8	(221)	(63)	28	7
Unfunded lending commitments	36	(71)	363	—	470	(71)
Other debt	3,447	(53)	(2,358)	(1,042)	100	(53)

Total corporate and other debt	3,808	(116)	(2,216)	(1,105)	603	(117)
Corporate equities	27	(7)	(81)	69	22	(7)
Obligation to return securities received as collateral	30	—	(28)	—	2	—
Other secured financings	6,148	685	(902)	(373)	4,188	685
Long-term borrowings	5,473	(492)	(35)	1,324	7,254	(492)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(1)	Total realized and unrealized gains or (losses) are primarily included in Principal transactions—trading in the condensed consolidated statements of income except for $(1,430) million related to Financial instruments owned—investments, which is included in Principal transactions—investments.
(2)	Amounts represent unrealized gains or (losses) for the nine month period ended September 30, 2009 related to assets and liabilities still outstanding at September 30, 2009.
(3)	Net derivative and other contracts represent Financial instruments owned—derivative and other contracts net of Financial instruments sold, not yet purchased—derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 8.

Financial instruments owned—Corporate and other debt.    The net losses in Corporate and other debt were primarily driven by certain corporate loans and certain commercial mortgage-backed securities, partially offset by gains in certain other debt.

During the nine month period ended September 30, 2009, the Company reclassified approximately $1.6 billion of certain Corporate and other debt from Level 3 to Level 2. The reclassifications were primarily related to certain other debt, state and municipal securities and commercial mortgage-backed securities. As the unobservable inputs became insignificant in the overall valuation, the fair value of these instruments became highly correlated with similar instruments in an observable market. These reclassifications were partly offset by the reclassification of certain corporate loans and lending commitments from Level 2 to Level 3. The reclassifications were due to a reduction in market price quotations for these or comparable instruments, or a lack of available broker quotes, such that unobservable inputs had to be utilized for the fair value measurement of these instruments. The key unobservable inputs include assumptions to establish comparability to bonds, loans or swaps with observable price/spread levels.

Financial instruments owned—Net derivative and other contracts.    The net losses in Net derivative and other contracts were primarily driven by tightening of credit spreads on underlying reference entities of single name and basket credit default swaps.

During the nine month period ended September 30, 2009, the Company reclassified approximately $8.8 billion of certain Derivatives and other contracts from Level 3 to Level 2. These reclassifications of certain Derivatives and other contracts were related to single name mortgage-related credit default swaps and credit default swaps on certain classes of CDOs. The primary reason for the reclassifications is that, due to market deterioration, the values associated with the unobservable inputs, such as correlation, for these derivative contracts were no longer deemed significant to the fair value measurement. In addition, certain corporate tranche-indexed credit default swaps were reclassified due to increased availability of transaction data, broker quotes and/or consensus pricing.

Financial instruments owned—Investments.    The net losses from investments were primarily related to investments associated with the Company’s real estate products.

Financial instruments sold, not yet purchased—Corporate and other debt.    During the nine month period ended September 30, 2009, the Company reclassified approximately $1.1 billion of certain Corporate and other debt from Level 3 to Level 2. These reclassifications primarily related to contracts referencing commercial mortgage-backed securities, subprime CDOs and other subprime ABS securities. Their fair value was highly correlated with similar instruments in an observable market and, due to market deterioration, the values associated with the unobservable inputs were no longer deemed significant to the fair value measurement.

The sales of Corporate and other debt were primarily related to contracts referencing commercial mortgage-backed securities, subprime CDOs and other subprime ABS securities.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Long-term borrowings.    During the quarter ended September 30, 2009, the Company reclassified approximately $1.3 billion of certain Long-term borrowings from Level 2 to Level 3. The reclassifications primarily related to structured notes for which certain significant inputs became unobservable.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2008

	Beginning Balance at December 31, 2007	Total Realized and Unrealized Gains or (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at September 30, 2008	Unrealized Gains or (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2008(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$622	$18	$(222)	$(83)	$335	$1
Other sovereign government obligations	15	(4)	(18)	9	2	—
Corporate and other debt	39,707	(9,036)	1,250	8,332	40,253	(7,982)
Corporate equities	1,717	(338)	(448)	241	1,172	(178)
Net derivative and other contracts(3)	5,486	10,835	(1,417)	(630)	14,274	9,019
Investments	12,758	(1,057)	1,291	(1,245)	11,747	(1,501)
Securities received as collateral	71	—	(67)	—	4	—
Intangible assets	3	(71)	2	327	261	(69)

Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt	$717	$(25)	$1,457	$119	$2,318	$(23)
Corporate equities	175	(311)	(326)	(101)	59	(7)
Obligation to return securities received as collateral	71	—	(67)	—	4	—
Other secured financings	6,160	2,556	1,920	3,586	9,110	2,556
Long-term borrowings	5,829	800	(12)	(26)	4,991	800

(1)	Total realized and unrealized gains or (losses) are primarily included in Principal transactions—trading in the condensed consolidated statements of income except for $(1,057) million related to Financial instruments owned—investments, which is included in Principal transactions—investments.
(2)	Amounts represent unrealized gains or (losses) for the nine month period ended September 30, 2008 related to assets and liabilities still outstanding at September 30, 2008.
(3)	Net derivative and other contracts represent Financial instruments owned—derivative and other contracts net of Financial instruments sold, not yet purchased—derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 8.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Financial instruments owned—Corporate and other debt.    The net losses from Corporate and other debt were primarily driven by commercial mortgage-backed securities, asset-backed securities, including residential and commercial mortgage loans, certain collateralized debt obligations and by corporate loans and lending commitments.

The purchases in Corporate and other debt were primarily related to corporate loans and lending commitments.

During the nine month period ended September 30, 2008, the Company reclassified certain Corporate and other debt from Level 2 to Level 3. The reclassifications were primarily related to residential and commercial mortgage-backed securities, asset-backed securities, collateralized debt obligations, commercial whole loans and corporate loans and lending commitments. The reclassifications were due to a reduction in the volume of recently executed transactions and market price quotations for these instruments, or a lack of available broker quotes, such that unobservable inputs had to be utilized for the valuation of these instruments. These unobservable inputs include, depending upon the position, assumptions to establish comparability to bonds, loans or swaps with observable price/spread levels, default recovery rates, forecasted credit losses and prepayment rates.

Financial instruments owned—Net derivative and other contracts.    The net gains from Net derivative contracts were primarily driven by widening of credit spreads on underlying reference entities of certain basket, single name and tranche-indexed credit default swaps where the Company was long protection.

The sales from Net derivative and other contracts were primarily driven by single name credit default swaps.

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

The Company reclassified Other secured financings from Level 2 to Level 3 because it was determined that certain significant inputs for the fair value measurement became unobservable.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis.

Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. These assets may include loans, equity method investments, premises and equipment, intangible assets and real estate investments.

The following table presents, by caption on the condensed consolidated statement of financial position, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized an impairment charge for the quarter and nine month period ended September 30, 2009.

	Carrying Value at September 30, 2009(1)	Fair Value Measurements Using:			Total (Losses) for the Three Months Ended September 30, 2009(2)	Total (Losses) for the Nine Months Ended September 30, 2009(2)(3)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Receivables—Other loans	$422	$—	$—	$422	$(27)	$(208)
Other investments	22	—	—	22	(9)	(55)
Premises, equipment and software costs	—	—	—	—	—	(5)
Intangible assets	3	—	—	3	(6)	(15)
Other assets(4)	461	—	—	461	(249)	(409)

Total	$908	$—	$—	$908	$(291)	$(692)

(1)	Carrying values relate only to those assets that incurred impairment losses during the quarter ended September 30, 2009. These amounts do not include assets that incurred impairment losses during the six months ended June 30, 2009, unless the assets also experienced an impairment loss during the quarter ended September 30, 2009.
(2)	Impairment losses are recorded within Other expenses in the condensed consolidated statement of income except for impairment losses related to Receivables—other loans and Other investments, which are included in Other revenues.
(3)	Amounts represent cumulative losses for assets that incurred impairment losses during the nine month period ended September 30, 2009.
(4)	These impairment losses relate to buildings and property held in the Asset Management business segment, and are a result of the continued adverse impact of economic conditions on domestic real estate markets. Fair values were generally determined using discounted cash flow models or third-party appraisals and valuations.

There were no liabilities measured at fair value on a non-recurring basis during the quarter and nine month period ended September 30, 2009.

In addition, there were no assets or liabilities measured at fair value on a non-recurring basis for which the Company recognized an impairment charge during the quarter and nine month period ended September 30, 2008.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis. The following tables present net gains or (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarters and nine month periods ended September 30, 2009 and September 30, 2008.

	Principal Transactions: Trading	Net Interest Revenue	Gains (Losses) Included in Net Revenues
	(dollars in millions)
Three Months Ended September 30, 2009
Commercial paper and other short-term borrowings	$(86)	$—	$(86)
Deposits	(26)	(78)	(104)
Long-term borrowings	(1,677)	(233)	(1,910)

Three Months Ended September 30, 2008
Commercial paper and other short-term borrowings	$622	$—	$622
Deposits	34	—	34
Long-term borrowings	11,701	(257)	11,444

Nine Months Ended September 30, 2009
Commercial paper and other short-term borrowings	$(128)	$—	$(128)
Deposits	(103)	(257)	(360)
Long-term borrowings	(6,473)	(727)	(7,200)

Nine Months Ended September 30, 2008
Commercial paper and other short-term borrowings	$818	$(4)	$814
Deposits	39	(29)	10
Long-term borrowings	14,381	(807)	13,574

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

The following table presents information on the Company’s short-term and long-term borrowings (including structured notes and junior subordinated debentures), loans and unfunded lending commitments for which the fair value option was elected:

(Losses) Gains Due to Changes in Instrument Specific Credit Spreads

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in millions)
Short-term and long-term borrowings(1)	$(878)	$9,667	$(4,913)	$11,260
Loans(2)	1,342	(1,289)	5,258	(2,319)
Unfunded lending commitments(3)	(11)	267	(149)	436

(1)	Gains or (losses) were attributable to widening or (tightening), respectively, of the Company’s credit spreads and were determined based upon observations of the Company’s secondary bond market spreads. The remainder of changes in overall fair value of the short-term and long-term borrowings is attributable to changes in foreign currency exchange rates and interest rates and movements in the reference price or index for structured notes.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(2)	Instrument-specific credit gains or (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Gains or (losses) were generally determined based on the differential between estimated expected client and contractual yields at each respective period end.

Contractual Principal Amount Over Fair Value

	At September 30, 2009	At December 31, 2008	At November 30, 2008
	(dollars in billions)
Short-term and long-term debt borrowings(1)	$2.5	$5.7	$7.5
Loans(2)	25.7	31.0	30.5
Loans 90 or more days past due(2)(3)	21.8	19.8	19.8

(1)	These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.
(2)	The majority of this difference between principal and fair value amounts emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.
(3)	The aggregate fair value of loans that were 90 or more days past due as of September 30, 2009, December 31, 2008 and November 30, 2008 was $1.8 billion, $2.0 billion and $2.0 billion, respectively.

Financial Instruments Not Measured at Fair Value.

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but nevertheless are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: Cash and due from banks, Interest bearing deposits with banks, Cash deposited with clearing organizations or segregated under federal and other regulations or requirements, Federal funds sold and Securities purchased under agreements to resell, Securities borrowed, Securities sold under agreements to repurchase, Securities loaned, Receivables—customers, Receivables—brokers, dealers and clearing organizations, Payables—customers, Payables—brokers, dealers and clearing organizations, certain Commercial paper and other short-term borrowings, and certain Deposits.

The Company’s long-term borrowings are recorded at historical amounts unless elected under the fair value option or designated as a hedged item in a fair value hedge. For long-term borrowings not measured at fair value, the fair value of the Company’s long-term borrowings was estimated using either quoted market prices or discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing arrangements. At September 30, 2009, the carrying value of the Company’s long-term borrowings was approximately $4.1 billion higher than fair value. At December 31, 2008 and November 30, 2008, the carrying value of the Company’s long-term borrowings was approximately $25.6 billion and $25.0 billion higher than fair value, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

	At September 30, 2009	At December 31, 2008	At November 30, 2008
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$26,941	$9,134	$7,701
Other sovereign government obligations	7,861	2,570	626
Corporate and other debt	12,314	21,850	33,037
Corporate equities	9,776	4,388	5,726

Total	$56,892	$37,942	$47,090

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. At September 30, 2009, December 31, 2008 and November 30, 2008, the fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $388 billion, $290 billion and $294 billion, respectively, and the fair value of the portion that had been sold or repledged was $300 billion, $214 billion and $227 billion, respectively.

The Company additionally receives securities as collateral in connection with certain securities for securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the condensed consolidated statements of financial condition. At September 30, 2009, December 31, 2008 and November 30, 2008, $16 billion, $5 billion and $5 billion, respectively, were reported as Securities received as collateral and an Obligation to return securities received as collateral in the condensed consolidated statements of financial condition. Collateral received in connection with these transactions that was subsequently repledged was approximately $15 billion, $4 billion and $5 billion at September 30, 2009, December 31, 2008 and November 30, 2008, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

At September 30, 2009, December 31, 2008 and November 30, 2008, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

	September 30, 2009	December 31, 2008	November 30, 2008
	(dollars in millions)
Cash	$21,753	$24,039	$25,446
Securities(1)	14,347	38,670	33,642

Total	$36,100	$62,709	$59,088

(1)	Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Federal funds sold and securities purchased under agreements to resell and Financial instruments owned in the condensed consolidated statements of financial condition.

5.	Securitization Activities and Variable Interest Entities.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Although not obligated, the Company generally makes a market in the securities issued by SPEs in these transactions. As a market maker, the Company offers to buy these securities from, and sell these securities to, investors. Securities purchased through these market-making activities are not considered to be retained interests, although these beneficial interests generally are included in Financial instruments owned—corporate and other debt securities and are measured at fair value.

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

QSPEs.    The following tables present information as of September 30, 2009 and December 31, 2008 regarding QSPEs to which the Company, acting as principal, has transferred assets and received sales treatment, and QSPEs sponsored by the Company to which the Company has not transferred assets (dollars in millions):

	At September 30, 2009
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Other
QSPE assets (unpaid principal balance)(1)	$56,843	$111,404	$63,748	$3,119
Retained interests (fair value):
Investment grade	$54	$223	$383	$—
Non-investment grade	71	287	—	—

Total retained interests (fair value)	$125	$510	$383	$—

Interests purchased in the secondary market (fair value):
Investment grade	$100	$460	$10	$79
Non-investment grade	129	38	—	32

Total interests purchased in the secondary market (fair value)	$229	$498	$10	$111

Derivatives (fair value)	$249	$359	$—	$903
Assets serviced (unpaid principal balance)	18,901	8,554	—	—

(1)	Amounts include $57.0 billion of assets transferred to the QSPEs by unrelated transferors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	At December 31, 2008
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Other
QSPE assets (unpaid principal balance)(1)	$65,344	$112,557	$73,136	$2,684
Retained interests (fair value):
Investment grade	$500	$482	$102	$—
Non-investment grade	33	100	—	—

Total retained interests (fair value)	$533	$582	$102	$—

Interests purchased in the secondary market (fair value):
Investment grade	$42	$156	$8	$23
Non-investment grade	49	14	—	12

Total interests purchased in the secondary market (fair value)	$91	$170	$8	$35

Derivatives (fair value)	$488	$515	$—	$1,156
Assets serviced (unpaid principal balance)	23,211	8,196	—	—

(1)	Amounts include $57.8 billion of assets transferred to the QSPEs by unrelated transferors.

Transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the condensed consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income. Net gains at the time of securitization were not material during the nine month period ended September 30, 2009 and the one month period ended December 31, 2008.

During the nine month periods ended September 30, 2009 and September 30, 2008, the Company received proceeds from new securitization transactions of $3.8 billion and $5.3 billion, respectively. During both the nine month periods ended September 30, 2009 and September 30, 2008, the Company received proceeds from cash flows from retained interests in securitization transactions of $1.6 billion.

The Company provides representations and warranties that certain assets transferred in securitization transactions conform to specific guidelines (see Note 9).

Mortgage Servicing Rights.    The Company may retain servicing rights to certain mortgage loans that are sold through its securitization activities. These transactions create an asset referred to as MSRs, which totaled approximately $144 million and $184 million as of September 30, 2009 and December 31, 2008, respectively, and are included within Intangible assets and carried at fair value in the condensed consolidated statements of financial condition.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets and are recorded at cost. Advances as of September 30, 2009 and December 31, 2008 totaled approximately $2.2 billion and $2.4 billion, respectively, net of reserves of $15 million as of September 30, 2009 and $10 million as of December 31, 2008.

The following table presents information about the Company’s mortgage servicing activities for SPEs to which the Company transferred loans as of September 30, 2009 and December 31, 2008 (dollars in millions):

	At September 30, 2009
	Residential Mortgage QSPEs	Residential Mortgage Failed Sales	Commercial Mortgage QSPEs	Commercial Mortgage Consolidated SPEs
Assets serviced (unpaid principal balance)	$18,901	$1,179	$8,554	$2,463
Amounts past due 90 days or greater (unpaid principal balance)(1)	$7,343	$390	$—	$5
Percentage of amounts past due 90 days or greater(1)	38.8%	33.1%	—	0.2%
Credit losses	$624	$—	$2	$—

(1)	Includes loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

	At December 31, 2008
	Residential Mortgage QSPEs	Residential Mortgage Failed Sales	Commercial Mortgage QSPEs	Commercial Mortgage Consolidated SPEs
Assets serviced (unpaid principal balance)	$23,211	$890	$8,196	$2,349
Amounts past due 90 days or greater (unpaid principal balance)(1)	$7,586	$308	$—	$—
Percentage of amounts past due 90 days or greater(1)	32.7%	34.6%	—	—
Credit losses	$181	$11	$—	$—

(1)	Includes loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

The Company also serviced residential and commercial mortgage loans for SPEs sponsored by unrelated parties with unpaid principal balances totaling $22 billion and $25 billion as of September 30, 2009 and December 31, 2008, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following tables present information as of September 30, 2009 and December 31, 2008 about VIEs which the Company consolidates (dollars in millions):

	At September 30, 2009
	Mortgage and Asset-backed Securitizations	Credit and Real Estate	Commodities Financing	Other Structured Financings	Total
VIE assets that the Company consolidates	$4,041	$2,608	$648	$1,127	$8,424
VIE liabilities	2,004	814	561	325	3,704
Maximum exposure to loss:
Debt and equity interests	$2,034	$1,350	$—	$848	$4,232
Derivatives and other contracts	518	836	895	—	2,249
Commitments and guarantees	—	—	—	205	205

Total maximum exposure to loss	$2,552	$2,186	$895	$1,053	$6,686

	At December 31, 2008
	Mortgage and Asset-backed Securitizations	Credit and Real Estate	Commodities Financing	Other Structured Financings	Total
VIE assets that the Company consolidates	$4,307	$4,121	$809	$1,664	$10,901
VIE liabilities	2,473	1,505	766	801	5,545
Maximum exposure to loss:
Debt and equity interests	$1,834	$2,605	$—	$882	$5,321
Derivatives and other contracts	517	2,348	1,307	—	4,172
Commitments and guarantees	—	—	—	330	330

Total maximum exposure to loss	$2,351	$4,953	$1,307	$1,212	$9,823

The following tables present information about non-consolidated VIEs in which the Company had significant variable interests or served as the sponsor and had any variable interest as of September 30, 2009 and December 31, 2008 (dollars in millions):

	At September 30, 2009
	Mortgage and Asset-backed Securitizations	Credit and Real Estate	Municipal Tender Option Bond Trusts	Other Structured Financings	Total
VIE assets that the Company does not consolidate	$808	$15,994	$308	$5,891	$23,001
Maximum exposure to loss:
Debt and equity interests	$19	$3,505	$70	$898	$4,492
Derivatives and other contracts	—	5,277	—	—	5,277
Commitments and guarantees	—	200	30	657	887

Total maximum exposure to loss	$19	$8,982	$100	$1,555	$10,656

Carrying value of exposure to loss —Assets:
Debt and equity interests	$19	$3,505	$70	$745	$4,339
Derivatives and other contracts	—	2,447	—	—	2,447

Total carrying value of exposure to loss —Assets	$19	$5,952	$70	$745	$6,786

Carrying value of exposure to loss —Liabilities:
Derivatives and other contracts	$—	$618	$—	$—	$618
Commitments and guarantees	—	131	—	24	155

Total carrying value of exposure to loss —Liabilities	$—	$749	$—	$24	$773

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	At December 31, 2008
	Mortgage and Asset-backed Securitizations	Credit and Real Estate	Municipal Tender Option Bond Trusts	Other Structured Financings	Total
VIE assets that the Company does not consolidate	$1,629	$18,456	$2,173	$8,068	$30,326
Maximum exposure to loss:
Debt and equity interests	$38	$4,420	$1,145	$880	$6,483
Derivatives and other contracts	—	5,156	—	—	5,156
Commitments and guarantees	—	—	320	564	884

Total maximum exposure to loss	$38	$9,576	$1,465	$1,444	$12,523

Carrying value of exposure to loss—Assets:
Debt and equity interests	$38	$4,420	$1,145	$703	$6,306
Derivatives and other contracts	—	2,044	—	—	2,044

Total carrying value of exposure to loss—Assets	$38	$6,464	$1,145	$703	$8,350

Carrying value of exposure to loss—Liabilities:
Derivatives and other contracts	$—	$590	$—	$—	$590
Commitments and guarantees	—	—	—	36	36

Total carrying value of exposure to loss—Liabilities	$—	$590	$—	$36	$626

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

Municipal Tender Option Bond Trusts.    In a municipal tender option bond transaction, the Company, on behalf of a client, transfers a municipal bond to a trust. The trust issues short-term securities which the Company as the remarketing agent sells to investors. The client retains a residual interest. The short-term securities are supported by a liquidity facility pursuant to which the investors may put their short-term interests. In some programs, the Company provides this liquidity facility; in most programs, a third-party provider will provide such liquidity facility. The Company may purchase short-term securities in its role either as remarketing agent or liquidity provider. The client can generally terminate the transaction at any time. The liquidity provider can generally terminate the transaction upon the occurrence of certain events. When the transaction is terminated, the municipal bond is generally sold or returned to the client. Any losses suffered by the liquidity provider upon the sale of the bond are the responsibility of the client. This obligation generally is collateralized. In prior periods, the Company established trusts in connection with its proprietary trading activities and consolidated those trusts. As of September 30, 2009 and December 31, 2008, no proprietary trusts were outstanding.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Collateralized Loan and Debt Obligations.    A collateralized loan obligation (“CLO”) or a CDO is an SPE that purchases a pool of assets, consisting of corporate loans, corporate bonds, asset-backed securities or synthetic exposures on similar assets through derivatives and issues multiple tranches of debt and equity securities to investors. In the Asset Management business segment, the Company manages CLOs with assets of $2.3 billion and $2.1 billion as of September 30, 2009 and December 31, 2008, respectively, and receives a management fee for these services. Except for the management fee, the Company’s maximum exposure to loss on these managed CLOs was immaterial as of September 30, 2009 and December 31, 2008. The Company’s maximum exposure to loss on other CLOs and CDOs is $2.0 billion and $3.0 billion as of September 30, 2009 and December 31, 2008, respectively.

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

See Note 9 for information on a lending facility provided to a real estate fund sponsored by the Company. The Company provided this facility in response to the fund’s increased liquidity needs resulting from the downturn in the global real estate markets.

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

The following tables present information about transfers of assets treated by the Company as secured financings as of September 30, 2009 and December 31, 2008 (dollars in millions):

	At September 30, 2009
	Residential Mortgage Loans	Commercial Mortgage Loans	Credit- Linked Notes	Other
Assets
Unpaid principal amount	$389	$2,153	$1,076	$1,422
Fair value	153	1,908	993	1,402

Other secured financings
Unpaid principal amount	209	1,995	992	1,422
Fair value	108	1,838	962	1,402

	At December 31, 2008
	Residential Mortgage Loans	Commercial Mortgage Loans	Credit- Linked Notes	Other
Assets
Unpaid principal amount	$439	$2,573	$1,333	$2,028
Fair value	227	2,245	1,144	1,814

Other secured financings
Unpaid principal amount	258	2,512	1,293	2,008
Fair value	175	2,208	1,134	1,810

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6.	Goodwill and Net Intangible Assets.

Goodwill and net intangible assets increased during the quarter due to the acquisition of Citi Managed Futures. In addition, goodwill and net intangible assets increased during the nine month period ended September 30, 2009 primarily due to MSSB (see Note 2).

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

The Company completed its annual goodwill impairment testing as of June 1, 2009 and 2008. During the quarter ended September 30, 2009, the Company changed the date of its annual goodwill impairment testing to July 1, as a result of the Company’s change in its fiscal year-end from November 30 to December 31 of each year. The change to the annual goodwill impairment testing date was to move the impairment testing outside of the Company’s normal second quarter-end reporting process to a date in the third quarter, consistent with the testing date prior to the change in the fiscal year-end. The Company believes that the resulting change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge. Goodwill impairment tests performed as of July 1, 2009 concluded that no impairment charges were required as of that date. The Company determined that the change in accounting principle related to the annual testing date is preferable under the circumstances and does not result in adjustments to the Company’s condensed consolidated financial statements when applied retrospectively.

Changes in the carrying amount of the Company’s goodwill and intangible assets for the one month period ended December 31, 2008 and the nine month period ended September 30, 2009 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Goodwill:
Balance at November 30, 2008	$800	$272	$1,171	$2,243
Foreign currency translation adjustments and other	13	—	—	13

Balance at December 31, 2008	813	272	1,171	2,256
Foreign currency translation adjustments and other	9	—	—	9
Goodwill acquired during the period(1)	—	5,165	—	5,165
Goodwill disposed of during the period(2)	(453)	—	—	(453)

Balance at September 30, 2009	$369	$5,437	$1,171	$6,977

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Net Intangible Assets:
Amortizable net intangible assets at November 30, 2008	$334	$—	$393	$727
Foreign currency translation adjustments and other	3	—	—	3
Amortization expense	(4)	—	(4)	(8)

Amortizable net intangible assets at December 31, 2008	333	—	389	722
Mortgage servicing rights (see Note 5)	184	—	—	184

Balance of net intangible assets at December 31, 2008	$517	$—	$389	$906

Amortizable net intangible assets at December 31, 2008	$333	$—	$389	$722
Foreign currency translation adjustments and other	(1)	—	(4)	(5)
Net intangible assets acquired during the period(1)	2	4,886	1	4,889
Net intangible assets disposed of during the period(2)	(153)	—	—	(153)
Amortization expense	(13)	(133)	(36)	(182)
Impairment losses	(4)	—	(11)	(15)

Amortizable net intangible assets at September 30, 2009	164	4,753	339	5,256
Mortgage servicing rights (see Note 5)	142	2	—	144
Indefinite-lived intangible asset(1)	—	279	—	279

Balance of net intangible assets at September 30, 2009	$306	$5,034	$339	$5,679

(1)	Global Wealth Management Group business segment activity primarily represents goodwill and intangible assets acquired in connection with Smith Barney and Citi Managed Futures (see Note 2).
(2)	Institutional Securities business segment activity primarily represents goodwill and intangible assets disposed of in connection with MSCI (see Note 20).

7.	Long-Term Borrowings.

The Company’s long-term borrowings included the following components:

	At September 30, 2009	At December 31, 2008	At November 30, 2008
	(dollars in millions)
Senior debt	$181,710	$165,181	$148,959
Subordinated debt	4,026	4,342	4,212
Junior subordinated debentures	10,701	10,312	10,266

Total	$196,437	$179,835	$163,437

During the nine month period ended September 30, 2009, the Company issued notes with a principal amount of approximately $36 billion. The amount included non-U.S. dollar currency notes aggregating approximately $4.4 billion. These notes include the public issuance of $8.5 billion of senior unsecured notes that were not guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). During the nine month period ended September 30, 2009, approximately $29 billion of notes were repaid.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.7 years and 6.3 years as of September 30, 2009 and December 31, 2008, respectively.

A subsidiary of the Company has loans outstanding of approximately $2.5 billion under third-party financing related to Crescent Real Estate Equities Limited Partnership (“Crescent”), a real estate subsidiary of the Company. These loans are non-recourse and are secured only by Crescent’s assets. Approximately $2.0 billion of the third-party financing is with a single lender (the “Lender”) to whom the Company has provided credit support with respect to limited exceptions to the non-recourse provisions for the maximum amount of $125 million. Such Lender financing, which was originally scheduled to mature on August 3, 2009, was extended to November 2, 2009, and has been further extended until November 9, 2009. Negotiations continue with the Lender and various options are being pursued, including conveying Crescent’s assets in satisfaction of the loan or seeking a negotiated or non-negotiated reorganization of the Crescent entities under insolvency laws. The Company cannot provide assurance that the Lender will further extend the maturity of the financing or that the loan will not eventually go into default.

FDIC Temporary Liquidity Guarantee Program (“TLGP”).

As of September 30, 2009, the Company had long-term debt outstanding of $23.8 billion under the TLGP. As of December 31, 2008, the Company had commercial paper and long-term debt outstanding of $6.4 billion and $9.8 billion, respectively, under the TLGP. These borrowings are senior unsecured debt obligations of the Company and guaranteed by the FDIC under the TLGP. The FDIC has concluded that the guarantee is backed by the full faith and credit of the U.S. government.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position as of September 30, 2009. Fair value is presented in the final column net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned(1)

Credit Rating(2)	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$1,148	$3,231	$4,861	$10,801	$(8,644)	$11,397	$10,830
AA	7,940	8,737	6,857	16,982	(29,448)	11,068	9,159
A	9,845	11,159	8,749	23,950	(42,177)	11,526	10,167
BBB	3,212	4,114	2,799	7,951	(8,904)	9,172	6,898
Non-investment grade	3,105	4,120	2,644	4,473	(4,889)	9,453	7,440

Total	$25,250	$31,361	$25,910	$64,157	$(94,062)	$52,616	$44,494

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. The table does not include listed derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Credit Risk Management Department using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Net Investment Hedges.    The Company utilizes forward foreign exchange contracts and non-U.S. dollar denominated debt to manage the currency exposure relating to its net investments in non-U.S. dollar functional currency operations. No hedge ineffectiveness is recognized in earnings since the notional amounts of the hedging instruments equal the portion of the investments being hedged, and, where forward contracts are used, the currencies being exchanged are the functional currencies of the parent and investee; where debt instruments are used as hedges, they are denominated in the functional currency of the investee. The gain or loss from revaluing hedges of net investments in foreign operations at the spot rate is deferred and reported within Accumulated other comprehensive income (loss) in Equity, net of tax effects. The forward points on the hedging instruments are recorded in Interest and dividend revenues.

The following table summarizes the fair value of derivative instruments designated as accounting hedges and the fair value of derivative instruments not designated as accounting hedges by type of derivative contract on a gross basis as of September 30, 2009. Fair values of derivative contracts in an asset position are included in Financial instruments owned—derivative and other contracts. Fair values of derivative contracts in a liability position are reflected in Financial instruments sold, not yet purchased—derivative and other contracts.

	Assets at September 30, 2009		Liabilities at September 30, 2009
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$6,691	$80,065	$33	$3,363
Foreign exchange contracts	29	3,174	205	5,381

Total derivatives designated as accounting hedges	6,720	83,239	238	8,744

Debt instruments designated as net investment hedges(1)	—	—	4,238	4,238

Total derivatives and non-derivatives designated as accounting hedges	6,720	83,239	4,476	12,982

Derivatives not designated as accounting hedges(2):
Interest rate contracts	720,661	15,717,408	694,495	15,974,653
Credit contracts	177,612	2,823,942	156,912	2,647,584
Foreign exchange contracts	67,141	1,186,572	66,431	1,092,441
Equity contracts	57,137	580,321	61,789	639,691
Commodity contracts	74,133	711,847	72,607	585,837
Other	786	12,464	1,703	5,430

Total derivatives not designated as accounting hedges	1,097,470	21,032,554	1,053,937	20,945,636

Total derivatives	$1,104,190	$21,115,793	$1,054,175	$20,954,380
Cash collateral netting	(69,356)	—	(35,080)	—
Counterparty netting	(979,569)	—	(979,569)	—

Total derivatives	$55,265	$21,115,793	$39,526	$20,954,380

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(1)	The notional amount for foreign currency debt instruments designated as net investment hedges represents the principal amount at current exchange rates.
(2)	Notional amounts include net notionals related to long and short futures contracts of $279 billion and $978 billion, respectively. The variation margin on these futures contracts (excluded from the table above) of $2,541 million and $134 million is included in Receivables—brokers, dealers and clearing organizations and Payables—brokers, dealers and clearing organizations, respectively, on the condensed consolidated statements of financial condition.

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for the quarter and nine month period ended September 30, 2009.

Derivatives Designated as Fair Value Hedges.

		Amount of Gains or (Losses) Recognized in Income on Derivatives		Amount of Gains or (Losses) Recognized in Income on Borrowings
Product Type	Classification of Gains or (Losses)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
		(dollars in millions)
Interest rate contracts(1)	Interest expense	$2,511	$(1,599)	$(2,412)	$1,682

(1)	A gain of $99 million and a gain of $83 million were recognized in income related to hedge ineffectiveness during the quarter and nine month period ended September 30, 2009, respectively.

Derivatives Designated as Net Investment Hedges.

	Amount of Gains or (Losses) Recognized in OCI (effective portion)(1)
Product Type	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(dollars in millions)
Foreign exchange contracts(2)	$(120)	$(367)
Debt instruments	(33)	(139)

Total	$(153)	$(506)

(1)	No gains (losses) related to net investment hedges were reclassified from Other comprehensive income (“OCI”) into income during the quarter and nine month period ended September 30, 2009.
(2)	A gain of $4 million and a loss of $5 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarter and nine month period ended September 30, 2009, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below summarizes gains or losses on derivative instruments not designated as accounting hedges for the quarter and nine month period ended September 30, 2009:

	Amount of Gains or (Losses) Recognized in Income(1)(2)
Product Type	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(dollars in millions)
Interest rate contracts	$2,333	$3,002
Credit contracts	(2,823)	(4,201)
Foreign exchange contracts	(725)	304
Equity contracts	(2,868)	(5,857)
Commodity contracts	487	1,701
Other contracts	79	661

Total derivative instruments	$(3,517)	$(4,390)

(1)	Gains (losses) on derivative contracts not designated as hedges are primarily included in Principal transactions—trading.
(2)	Gains (losses) associated with derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Principal transactions—trading.

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $164 million and a notional of $3,892 million. The Company recognized gains of $6 million and $23 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter and nine month period ended September 30, 2009, respectively.

As of September 30, 2009, December 31, 2008 and November 30, 2008, the amount of payables associated with cash collateral received that was netted against derivative assets was $69.4 billion, $88.5 billion and $76.0 billion, respectively. The amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $35.1 billion, $51.0 billion and $43.2 billion, respectively. Cash collateral receivables and payables of $28 million and $118 million, respectively, as of September 30, 2009, $1.3 billion and $92 million, respectively, as of December 31, 2008, and $1.7 billion and $4 million, respectively, as of November 30, 2008, were not offset against certain contracts that did not meet the definition of a derivative.

Credit-Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral to certain counterparties in the event of a credit ratings downgrade. As of September 30, 2009, the aggregate fair value of derivative contracts that contain credit-risk-related contingent features that are in a net liability position totaled $20,411 million for which the Company has posted collateral of $14,828 million in the normal course of business. The amount of additional collateral that could be called by counterparties under the terms of collateral agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was approximately $840 million. An additional amount of approximately $991 million could be called in the event of a two-notch downgrade. Of these amounts, $1,269 million relates to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Credit Derivatives and Other Credit Contracts.

The Company enters into credit derivatives, principally through credit default swaps, under which it provides counterparties protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Company’s counterparties are banks, broker-dealers, insurance and other financial institutions, and monoline insurers. The table below summarizes certain information regarding protection sold through credit default swaps and credit-linked notes as of September 30, 2009:

	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$928	$2,686	$9,296	$30,749	$43,659	$653
AA	13,792	29,091	42,324	41,752	126,959	534
A	37,598	95,433	113,913	54,710	301,654	(1,324)
BBB	59,180	157,259	169,552	90,764	476,755	(3,353)
Non-investment grade	55,111	171,191	141,972	70,889	439,163	35,324

Total	166,609	455,660	477,057	288,864	1,388,190	31,834

Index and basket credit default swaps:
AAA	18,856	25,954	62,769	73,875	181,454	(561)
AA	12,176	1,274	19,547	14,826	47,823	1,940
A	667	11,709	29,441	17,916	59,733	(237)
BBB	12,918	60,068	191,249	137,198	401,433	822
Non-investment grade	28,892	162,180	232,386	183,567	607,025	46,692

Total	73,509	261,185	535,392	427,382	1,297,468	48,656

Total credit default swaps sold	$240,118	$716,845	$1,012,449	$716,246	$2,685,658	$80,490

Other credit contracts(3)(4)	$—	$52	$29	$1,169	$1,250	$1,271
Credit-linked notes(4)	268	328	2,321	1,669	4,586	(1,623)

Total credit derivatives and other credit contracts	$240,386	$717,225	$1,014,799	$719,084	$2,691,494	$80,138

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the quarter ended September 30, 2009.
(3)	Other credit contracts are credit default swaps that are considered hybrid instruments.
(4)	Fair value amount shown represents the fair value of the hybrid instruments.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Purchased Credit Protection.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $2.0 trillion and $2.7 trillion as of September 30, 2009 and December 31, 2008, respectively, compared with a notional amount of approximately $2.3 trillion and $3.0 trillion, as of September 30, 2009 and December 31, 2008, respectively, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations. The Company may also purchase credit protection to economically hedge loans and lending commitments. In total, not considering whether the underlying reference obligations are identical, the Company has purchased credit protection of $2.8 trillion with a positive fair value of $101 billion compared with $2.7 trillion of credit protection sold with a negative fair value of $80 billion as of September 30, 2009. In total, not considering whether the underlying reference obligations are identical, the Company has purchased credit protection of $3.7 trillion with a positive fair value of $463 billion compared with $3.6 trillion of credit protection sold with a negative fair value of $430 billion as of December 31, 2008.

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

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending as of September 30, 2009 and December 31, 2008 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at September 30, 2009
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$734	$31	$—	$7	$772
Investment activities	884	756	287	88	2,015
Primary lending commitments—Investment grade(1)(2)	8,477	21,782	6,649	52	36,960
Primary lending commitments—Non-investment grade(1)	755	3,701	2,853	666	7,975
Secondary lending commitments(1)	24	53	92	45	214
Commitments for secured lending transactions	780	813	1,970	—	3,563
Forward starting reverse repurchase agreements(3)	68,008	—	—	—	68,008
Commercial and residential mortgage-related commitments(1)	1,555	—	—	—	1,555
Underwriting commitments	2,819	—	—	—	2,819
Other commitments(4)	610	1	152	—	763

Total	$84,646	$27,137	$12,003	$858	$124,644

(1)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 3 to the condensed consolidated financial statements).
(2)	This amount includes commitments to asset-backed commercial paper conduits of $276 million as of September 30, 2009, of which $268 million have maturities of less than one year and $8 million of which have maturities of one to three years.
(3)	The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to September 30, 2009 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and as of September 30, 2009, $63.0 billion of the $68.0 billion settled within three business days.
(4)	Amount includes a $200 million lending facility to a real estate fund sponsored by the Company.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Years to Maturity				Total at December 31, 2008
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$1,983	$27	$—	$7	$2,017
Investment activities	1,662	411	164	1,059	3,296
Primary lending commitments—Investment grade(1)(2)	9,906	9,973	16,672	350	36,901
Primary lending commitments—Non-investment grade(1)	617	2,258	2,864	1,266	7,005
Secondary lending commitments(1)	57	101	202	58	418
Commitments for secured lending transactions	1,202	1,000	1,658	15	3,875
Forward starting reverse repurchase agreements(3)	33,252	—	—	—	33,252
Commercial and residential mortgage-related commitments(1)	2,735	—	—	—	2,735
Underwriting commitments	244	—	—	—	244
Other commitments(4)	1,902	2	—	—	1,904

Total	$53,560	$13,772	$21,560	$2,755	$91,647

(1)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 3).
(2)	This amount includes commitments to asset-backed commercial paper conduits of $589 million as of December 31, 2008, of which $581 million have maturities of less than one year and $8 million of which have maturities of three to five years.
(3)	The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to December 31, 2008 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days, and as of December 31, 2008, $32.4 billion of the $33.3 billion settled within three business days.
(4)	This amount includes binding commitments to enter into margin-lending transactions of $1.1 billion as of December 31, 2008 in connection with the Company’s Institutional Securities business segment.

For further description of these commitments, refer to Note 9 to the consolidated financial statements for the fiscal year ended November 30, 2008 included in Exhibit 99.1 in the Form 8-K.

The Company sponsors several nonconsolidated investment funds for third-party investors where the Company typically acts as general partner of, and investment adviser to, these funds and typically commits to invest a minority of the capital of such funds with subscribing third-party investors contributing the majority. The Company’s employees, including its senior officers, as well as the Company’s directors may participate on the same terms and conditions as other investors in certain of these funds that the Company forms primarily for client investment, except that the Company may waive or lower applicable fees and charges for its employees. The Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to these investment funds.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements as of September 30, 2009:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)(2)	$240,118	$716,845	$1,012,449	$716,246	$2,685,658	$80,490	$—
Other credit contracts	—	52	29	1,169	1,250	1,271	—
Credit-linked notes	268	328	2,321	1,669	4,586	(1,623)	—
Non-credit derivative contracts(1)(3)	668,716	369,747	149,920	232,240	1,420,623	85,717	—
Standby letters of credit and other financial guarantees issued(4)(5)	1,126	2,823	1,508	4,815	10,272	1,174	5,297
Market value guarantees	—	—	—	769	769	24	124
Liquidity facilities	4,246	252	158	294	4,950	23	6,518
Whole loan sales guarantees	—	—	—	21,168	21,168	96	—
General partner guarantees	43	191	29	196	459	95	—
Auction rate security guarantees	118	—	—	—	118	6	—

(1)	Carrying amount of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 8.
(2)	For further information on credit derivatives, see Note 8.
(3)	Amounts include a guarantee to investors in undivided participating interests in claims the Company made against a derivative counterparty that filed for bankruptcy protection. To the extent, in the future, any portion of the claims is disallowed or reduced by the bankruptcy court in excess of a certain amount, then the Company must refund a portion of the purchase price plus interest. For further information, see Note 14.
(4)	Approximately $1.9 billion of standby letters of credit are also reflected in the “Commitments” table above in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Financial instruments owned or Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition.
(5)	Amounts include guarantees issued by consolidated real estate funds sponsored by the Company of approximately $2.4 billion. These guarantees relate to obligations of the fund’s investee entities, including guarantees related to capital expenditures and principal and interest debt payments. Accrued losses under these guarantees of approximately $1.3 billion are reflected as a reduction of the carrying value of the related fund investments, which are reflected in Financial instruments owned—investments on the condensed consolidated statement of financial condition.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements as of December 31, 2008:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)(2)	$225,742	$778,266	$1,593,218	$989,207	$3,586,433	$427,338	$—
Other credit contracts	53	43	188	3,014	3,298	3,379	—
Credit-linked notes	706	610	2,401	2,145	5,862	(1,423)	—
Non-credit derivative contracts(1)	684,432	385,734	195,419	274,652	1,540,237	145,609	—
Standby letters of credit and other financial guarantees issued(3)	779	1,964	1,817	4,418	8,978	78	4,787
Market value guarantees	—	—	—	645	645	36	134
Liquidity facilities	3,152	698	188	376	4,414	25	3,741
General partner guarantees	54	198	33	150	435	29	—
Auction rate security guarantees	1,747	—	—	—	1,747	40	—

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(1)	Carrying amount of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 8.
(2)	For further information on credit derivatives, see Note 8.
(3)	Approximately $2.0 billion of standby letters of credit are also reflected in the “Commitments” table above in primary and secondary lending commitments.

For further description of the above guarantee arrangements, refer to Note 9 to the consolidated financial statements for the fiscal year ended November 30, 2008 included in Exhibit 99.1 in the Form 8-K.

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

•

Trust Preferred Securities.    The Company has established Morgan Stanley Trusts for the limited purpose of issuing trust preferred securities to third parties and lending the proceeds to the Company in exchange for junior subordinated debentures. The Company has directly guaranteed the repayment of the trust preferred securities to the holders thereof to the extent that the Company has made payments to a Morgan Stanley Trust on the junior subordinated debentures. In the event that the Company does not make payments to a Morgan Stanley Trust, holders of such series of trust preferred securities would not be able to rely upon the guarantee for payment of those amounts. The Company has not recorded any liability in the condensed consolidated financial statements for these guarantees and believes that the occurrence of any events (i.e., non-performance on the part of the paying agent) that would trigger payments under these contracts is remote. See Note 11 to the consolidated financial statements for the fiscal year ended November 30, 2008 included in Exhibit 99.1 in the Form 8-K for details on the Company’s junior subordinated debentures.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

•

Guarantees on Securitized Assets.    As part of the Company’s Institutional Securities securitization and related activities, the Company provides representations and warranties that certain assets transferred in securitization transactions conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and, to the extent the Company has acquired such assets from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. In many securitization transactions, some, but not all, of the original asset sellers provide the representations and warranties directly to the purchaser, and the Company makes representations and warranties only with respect to other assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of assets transferred by the Company that are subject to its representations and warranties. The Company has not provided any contingent liability in the condensed consolidated financial statements for representations and warranties made in connection with securitization transactions, and it believes that the probability of any payments under those arrangements is remote.

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

•

Guarantees on Morgan Stanley Stable Value Program.    On September 30, 2009, the Company entered into an agreement with the investment manager for the Stable Value Program (“SVP”), a fund within the Company’s 401(k) plan, and certain other third parties. Under the agreement, the Company contributed $20 million to the SVP on October 15, 2009. The Company recorded the contribution in Compensation and benefits expense on the condensed consolidated statement of income for the quarter ended September 30, 2009. Additionally, the Company may have a future obligation to make a payment of $40 million to the SVP following the third anniversary of the agreement, after which the SVP would be wound down over a period of time. The future obligation is contingent upon whether the market-to-book value ratio of the portion of the SVP that is subject to certain book-value stabilizing contracts has fallen below a specific threshold and the Company and the other parties to the agreement all decline to make payments to restore the SVP to such threshold as of the third anniversary of the agreement. The Company has not recorded a liability for this guarantee in the condensed consolidated financial statements.

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

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters; how or if such matters will be resolved; when they will ultimately be resolved; or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the condensed consolidated statement of financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues, income or cash flows for such period. Legal reserves have been established in accordance with the requirements for accounting for contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

10.	Regulatory Requirements.

Morgan Stanley.    In September 2008, the Company became a financial holding company subject to the regulation and oversight of the Board of Governors of the Federal Reserve System (the “Fed”). The Fed establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance with such capital requirements. The Office of the Comptroller of the Currency and the Office of Thrift Supervision establish similar capital requirements and standards for the Company’s national banks and federal savings bank, respectively. Prior to September 2008, the Company was a consolidated supervised entity as defined by the SEC and subject to SEC regulation.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company calculates its capital ratios and risk-weighted assets (“RWAs”) in accordance with the capital adequacy standards for financial holding companies adopted by the Fed. These standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. In December 2007, the U.S. banking regulators published a final Basel II Accord that requires internationally active banking organizations, as well as certain of its U.S. bank subsidiaries, to implement Basel II standards over the next several years. The Company will be required to implement these Basel II standards as a result of becoming a financial holding company.

As of September 30, 2009, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 15.4% and total capital to RWAs of 16.5% (6% and 10% being well-capitalized for regulatory purposes, respectively). In addition, financial holding companies are also subject to a Tier 1 leverage ratio as defined by the Fed. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets and deferred tax assets). The adjusted average total assets are derived using weekly balances for the calendar quarter. This ratio as of September 30, 2009 was 6.2%.

The following table summarizes the capital measures for the Company at September 30, 2009 and June 30, 2009 (dollars in millions):

	September 30, 2009		June 30, 2009
	Balance	Ratio	Balance	Ratio
	(dollars in millions)
Tier 1 capital	$45,962	15.4%	$43,817	15.8%
Total capital	49,287	16.5%	47,348	17.1%
Risk-weighted assets	299,416	—	276,750	—
Adjusted average assets	743,362	—	678,073	—
Tier 1 leverage	—	6.2%	—	6.5%

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

As of September 30, 2009, the Company’s U.S. bank operating subsidiaries meet all capital adequacy requirements to which they are subject.

As of September 30, 2009, the Company’s U.S. bank operating subsidiaries exceeded all regulatorily mandated and targeted minimum regulatory capital requirements to be well-capitalized. There are no conditions or events that management believes have changed the Company’s U.S. bank operating subsidiaries’ category.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below sets forth the Company’s significant U.S. bank operating subsidiaries’ capital as of September 30, 2009 and June 30, 2009.

	September 30, 2009		June 30, 2009
	Amount	Ratio	Amount	Ratio
	(dollars in millions)
Total Capital (to RWAs):
Morgan Stanley Bank, N.A.	$7,902	16.1%	$7,681	16.1%
Morgan Stanley Trust	$492	59.1%	$461	52.8%

Tier I Capital (to RWAs):
Morgan Stanley Bank, N.A.	$6,320	12.8%	$6,119	12.8%
Morgan Stanley Trust	$492	59.1%	$461	52.8%

Leverage Ratio:
Morgan Stanley Bank, N.A.	$6,320	9.3%	$6,119	9.1%
Morgan Stanley Trust	$492	7.5%	$461	7.0%

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain a capital ratio of Tier 1 capital to risk-based assets of 6%, a ratio of total capital to risk-based assets of 10%, and a ratio of Tier 1 capital to average book assets (leverage ratio) of 5%. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted to financial holding companies. As of September 30, 2009, the Company’s three U.S. depository institutions maintained capital at levels in excess of the universally mandated well-capitalized levels. These subsidiary depository institutions maintain capital at levels sufficiently in excess of the “well-capitalized” requirements to address any additional capital needs and requirements identified by the federal banking regulators.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC, the Financial Industry Regulatory Authority and the Commodity Futures Trading Commission. MS&Co. has consistently operated in excess of these requirements. MS&Co.’s net capital totaled $9,728 million and $9,216 million as of September 30, 2009 and December 31, 2008, respectively, which exceeded the amount required by $8,701 million and $8,366 million, respectively. Morgan Stanley Smith Barney LLC is a registered introducing broker-dealer and registered non-clearing futures commission merchant and has operated with capital in excess of its regulatory requirements. MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIP and MSJS consistently operated in excess of their respective regulatory capital requirements.

MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of September 30, 2009, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

Other Regulated Subsidiaries.    Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

11.	Total Equity.

Morgan Stanley Shareholders’ Equity.

Treasury Shares.    During the nine month period ended September 30, 2009, the Company did not purchase any of its common stock as part of its capital management share repurchase program. During the nine month period ended September 30, 2008, the Company repurchased $487 million of its common stock as part of its capital management share repurchase program at an average cost of $20.01 per share.

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

For a more detailed summary of the Equity Units, including the junior subordinated debentures issued to support trust common and trust preferred securities and the stock purchase contracts, refer to Note 11 to the consolidated financial statements for the fiscal year ended November 30, 2008 included in Exhibit 99.1 in the Form 8-K.

Prior to the Company’s sale to Mitsubishi UFJ Financial Group, Inc. (“MUFG”) of certain preferred stock for an aggregate purchase price of $9 billion on October 13, 2008 (“MUFG Transaction”), the impact of the Equity Units was reflected in the Company’s earnings per diluted common share using the treasury stock method. There was no dilutive impact for the quarter and nine month period ended September 30, 2008.

Effective October 13, 2008, as a result of the adjustment to the Equity Units due to the MUFG Transaction, the Equity Units are now deemed to be “participating securities” in that the Equity Units have the ability to participate in any dividends the Company declares on common shares above $0.27 per share during any quarterly reporting period via an increase in the number of common shares to be delivered upon settlement of the stock purchase contracts. During the quarter and nine month period ended September 30, 2009, no common dividends above $0.27 per share were declared.

The Equity Units do not share in any losses of the Company for purposes of calculating EPS. Therefore, if the Company incurs a loss in any reporting period, losses will not be allocated to the Equity Units in the EPS calculation.

See Note 1 for further discussion on the two-class method and Note 12 for the dilutive impact for the quarter and nine month period ended September 30, 2009.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Common Equity Offerings.    During the nine month period ended September 30, 2009, the Company issued common stock for approximately $6.9 billion in two registered public offerings. MUFG elected to participate in both offerings and in one of the offerings funded its purchase of $0.7 billion of common stock with the proceeds of the Company’s partial repurchase of 640,909 shares of Series C Preferred Stock.

Preferred Stock.

The Company’s preferred stock outstanding consisted of the following (dollars in millions):

Series	Dividend Rate (Annual)		Shares Outstanding at September 30, 2009	Liquidation Preference per Share	Convertible to Morgan Stanley Shares	Carrying Value
						At September 30, 2009	At December 31, 2008	At November 30, 2008
						(dollars in millions)
A	N/A	(1)	44,000	$25,000	—	$1,100	$1,100	$1,100
B	10.00%		7,839,209	1,000	310,464,033	8,089	8,089	8,089
C	10.00	%(2)	519,882	1,000	—	408	911	911
D	5.00	%(3)	—	—	—	—	9,068	9,055

Total						$9,597	$19,168	$19,155

(1)	The Series A Preferred Stock pays a non-cumulative dividend, as and if declared by the Board of Directors of the Company, in cash, at a rate per annum equal to the greater of (1) the three-month U.S. dollar LIBOR plus 0.70% or (2) 4%.
(2)	During the nine month period ended September 30, 2009, 640,909 shares were redeemed with an aggregate price equal to the aggregate price exchanged by MUFG for $0.7 billion of common stock resulting in a negative adjustment of approximately $202 million in calculating earnings per basic and diluted share (see Note 12).
(3)	The Series D Preferred Stock paid a compounding cumulative dividend, in cash, at the rate of 5% per annum for the first five years commencing with the issuance of the Series D Preferred Stock, and 9% thereafter on the liquidation preference of $1,000 per share. In June 2009, the Series D Preferred Stock was repurchased by the Company.

In June 2009, the Company repurchased 10,000,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series D, par value $0.01 per share, liquidation preference $1,000 per share (the “Series D Preferred Stock”) that the Company had issued to the U.S. Department of the Treasury (“U.S. Treasury”) in October 2008, at the liquidation preference amount plus accrued and unpaid dividends, for an aggregate repurchase price of $10,086 million.

As a result of the Company’s repurchasing the Series D Preferred Stock, the Company incurred a one-time negative adjustment of $850 million in its calculation of basic and diluted EPS (reduction to earnings (losses) applicable to the Company’s common shareholders) for the nine month period ended September 30, 2009 due to the accelerated amortization of the issuance discount on the Series D Preferred Stock.

In connection with the issuance of the Series D Preferred Stock, the Company also issued a warrant to U.S. Treasury under the Capital Purchase Program (the “CPP”) for the purchase of 65,245,759 shares of the Company’s common stock at an exercise price of $22.99 per share.

In August 2009, under the terms of the CPP securities purchase agreement, the Company repurchased the warrant from the U.S. Treasury in the amount of $950 million. The repurchase of the Series D Preferred Stock, in the amount of $10.0 billion and the warrant in the amount of $950 million, reduced the Company’s total equity by $10,950 million in the nine month period ended September 30, 2009.

For further information on the Company’s preferred stock and warrant, refer to Note 11 to the consolidated financial statements for the fiscal year ended November 30, 2008 included in Exhibit 99.1 in the Form 8-K.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Non-controlling Interest.

Deconsolidation of subsidiaries

During the nine month period ended September 30, 2009, the Company deconsolidated MSCI in connection with the Company’s disposition of its remaining ownership interest in MSCI and recognized an after-tax gain of approximately $310 million. The Company did not retain any investments in MSCI upon deconsolidation. See Note 20 for further information on discontinued operations.

During the nine month period ended September 30, 2008, the Company deconsolidated certain subsidiaries and recognized gains of approximately $70 million, included in Other revenues on the condensed consolidated statements of income.

Changes in the Company’s ownership interest in subsidiaries

The following table presents the effect on the Company’s shareholders’ equity from changes in ownership of subsidiaries resulting from transactions with non-controlling interests.

Nine Months Ended September 30, 2009
(dollars in millions)
Net income applicable to Morgan Stanley	$729
Transfers (to) from the non-controlling interests:
Increase in paid-in capital in connection with MSSB	1,711

Net transfers (to) from non-controlling interests	1,711

Change from net income attributable to Morgan Stanley and transfers (to) from non-controlling interests	$2,440

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

The impact on the Company’s shareholders’ equity from transactions with non-controlling interests was not material for the nine month period ended September 30, 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic EPS:
Income from continuing operations	$793	$7,707	$303	$9,811
Net gain on discontinued operations	—	464	333	951

Net income	793	8,171	636	10,762
Net income (loss) applicable to non-controlling interests	36	20	(93)	55

Net income applicable to Morgan Stanley	757	8,151	729	10,707
Less: Preferred dividends (Series A Preferred Stock)	(11)	(11)	(33)	(36)
Less: Preferred dividends (Series B Preferred Stock)	(196)	—	(588)	—
Less: Preferred dividends (Series C Preferred Stock)	(13)	—	(55)	—
Less: Partial Redemption of Series C Preferred Stock	—	—	(202)	—
Less: Preferred dividends (Series D Preferred Stock)	—	—	(212)	—
Less: Amortization and acceleration of issuance discount for Series D Preferred Stock (see Note 11)	—	—	(932)	—
Less: Allocation of earnings to unvested restricted stock units(1)	(26)	(456)	(8)	(641)
Less: Allocation of undistributed earnings to Equity Units	(13)	—	—	—

Net income (loss) applicable to Morgan Stanley common shareholders	$498	$7,684	$(1,301)	$10,030

Weighted average common shares outstanding	1,294	1,041	1,148	1,039

Earnings (losses) per basic common share:
Income (losses) from continuing operations	$0.39	$6.97	$(1.41)	$8.82
Net gain on discontinued operations	—	0.41	0.28	0.84

Earnings (losses) per basic common share	$0.39	$7.38	$(1.13)	$9.66

Diluted EPS:
Earnings (losses) applicable to Morgan Stanley common shareholders	$498	$7,684	$(1,301)	$10,030

Weighted average common shares outstanding	1,294	1,041	1,148	1,039
Effect of dilutive securities:
Stock options and restricted stock units(1)	—	1	—	3
Warrants issued to U.S. Treasury (see Note 11)	6	—	—	—

Weighted average common shares outstanding and common stock equivalents	1,300	1,042	1,148	1,042

Earnings (losses) per diluted common share:
Income (losses) from continuing operations	$0.38	$6.97	$(1.41)	$8.80
Net gain on discontinued operations	—	0.41	0.28	0.83

Earnings (losses) per diluted common share	$0.38	$7.38	$(1.13)	$9.63

(1)	The restricted stock units participate in all of the earnings of the Company in the computation of basic EPS, and therefore, the restricted stock units are not included as incremental shares in the diluted calculation.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
Number of Antidilutive Securities Outstanding at End of Period:	2009	2008	2009	2008
	(shares in millions)
Stock options	84	83	84	82
Restricted stock units	64	50	64	50
Equity Units(1)	116	116	116	116
Series B Preferred Stock	311	—	311	—

Total	575	249	575	248

(1)	The CIC Equity Units participate in substantially all of the earnings of the Company (i.e., any earnings above $0.27 per quarter) in basic EPS (assuming a full distribution of earnings of the Company), and therefore, the CIC Equity Units generally would not be included as incremental shares in the diluted calculation.

13.	Interest and Dividends and Interest Expense.

Details of Interest and dividends revenue and Interest expense were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest and dividends(1):
Financial instruments owned(2)	$1,421	$2,150	$3,857	$6,496
Receivables from other loans	19	138	120	596
Interest bearing deposits with banks	48	447	224	1,400
Federal funds sold and securities purchased under agreements to resell and securities borrowed	159	4,067	736	12,902
Other	342	2,824	969	10,138

Total Interest and dividends revenues	$1,989	$9,626	$5,906	$31,532

Interest expense(1):
Commercial paper and other short-term borrowings	$9	$74	$43	$469
Deposits	116	104	365	500
Long-term debt	1,212	2,154	4,073	6,226
Securities sold under agreements to repurchase and securities loaned	283	3,480	1,140	11,735
Other	(212)	3,037	38	10,770

Total Interest expense	1,408	8,849	5,659	29,700

Net interest and dividends revenues	$581	$777	$247	$1,832

(1)	Interest income and expense and dividend income are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest and dividends are included as a component of the instrument’s fair value, interest and dividends are included within Principal transactions—trading revenues or Principal transactions—investment revenues. Otherwise, they are included within Interest and dividends income or Interest expense.
(2)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest and dividends revenues.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

14.	Sale of Bankruptcy Claims Related to a Derivative Counterparty.

During the quarter ended September 30, 2009, the Company entered into multiple participation agreements with certain investors whereby the Company sold undivided participating interests representing 85% (or $1,158 million) of its claims totaling $1,362 million, pursuant to International Swaps and Derivatives Association (“ISDA”) master agreements, against a derivative counterparty that filed for bankruptcy protection. The Company received cash proceeds of $445 million and recorded a gain on sale of approximately $334 million in the quarter ended September 30, 2009. The gain is reflected in the condensed consolidated statement of income in Principal transactions-trading revenues within the Institutional Securities business segment.

As a result of the bankruptcy of the derivative counterparty, the Company, as contractually entitled, exercised remedies as the non-defaulting party and determined the value of the claims under the ISDA master agreements in a commercially reasonable manner. The Company filed its claims with the bankruptcy court. In connection with the sale of the undivided participating interests in a portion of the claims, the Company provided certain representations and warranties related to the allowance of the amount stated in the claims submitted to the bankruptcy court. The bankruptcy court will be evaluating all of the claims filed against the derivative counterparty. To the extent, in the future, any portion of the stated claims is disallowed or reduced by the bankruptcy court in excess of a certain amount, then the Company must refund a portion of the purchase price plus interest from the date of the participation agreements to the repayment date. The maximum amount that the Company could be required to refund is the total proceeds of $445 million plus interest. The Company recorded a liability for the fair value of this possible disallowance. The fair value was determined by assessing mid-market values of the underlying transactions, where possible, prevailing bid-offer spreads around the time of the bankruptcy filing, and applying valuation adjustments related to estimating unwind costs. The investors, however, bear full price risk associated with the allowed claims as it relates to the liquidation proceeds from the bankruptcy estate. The Company also agreed to service the claims and, as such, recorded a liability for the fair value of the servicing obligation. The Company will continue to measure these obligations at fair value with changes in fair value recorded in earnings. These obligations are reflected in the condensed consolidated statement of financial condition as Financial instruments sold, not yet purchased—derivatives and other contracts, in Note 3 as Level 3 instruments, and in Note 8 as Derivatives not designated as accounting hedges. The disallowance obligation is also reflected in Note 9 in the guarantees table.

15.	Other Revenues.

For the nine month period ended September 30, 2009, Other revenues included gains of $485 million from repurchasing the Company’s debt in the open market. In fiscal 2008, the Company sold Morgan Stanley Wealth Management S.V., S.A.U., its Spanish onshore mass affluent wealth management business. Other revenues for the nine month period ended September 30, 2008 included $743 million related to the sale.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

16.	Employee Benefit Plans.

The Company maintains various pension and benefit plans for eligible employees.

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in millions)
Service cost, benefits earned during the period	$32	$28	$95	$83
Interest cost on projected benefit obligation	41	36	121	109
Expected return on plan assets	(31)	(31)	(92)	(96)
Net amortization of prior service costs	(3)	(3)	(7)	(7)
Net amortization of actuarial loss	11	7	32	23

Net periodic benefit expense	$50	$37	$149	$112

17.	Income Taxes.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom (the “U.K.”), and states in which the Company has significant business operations, such as New York. During 2009, the Japanese tax authorities are expected to conclude the field work portion of their examinations on issues covering tax years 2007 and 2008. During 2010, the IRS is expected to conclude the field work portion of its examination of issues covering tax years 1999-2005. Also during 2010, the Company expects to reach a conclusion with the U.K. tax authorities on issues through tax year 2007, including those in appeals. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. The Company believes that the resolution of tax matters will not have a material effect on the condensed consolidated statements of financial condition of the Company, although a resolution could have a material impact on the Company’s condensed consolidated statements of income for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs.

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

Selected financial information for the Company’s business segments is presented below:

Three Months Ended September 30, 2009	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$4,623	$2,861	$756	$(146)	$8,094
Net interest	351	168	(58)	120	581

Net revenues	$4,974	$3,029	$698	$(26)	$8,675

Income (loss) from continuing operations before income taxes	$1,290	$280	$(356)	$1	$1,215
Provision for (benefit from) income taxes	418	92	(88)	—	422

Net income (loss)	872	188	(268)	1	793
Net income (loss) applicable to non-controlling interests	15	83	(62)	—	36

Net income (loss) applicable to Morgan Stanley	$857	$105	$(206)	$1	$757

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Three Months Ended September 30, 2008	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$15,421	$1,318	$575	$(80)	$17,234
Net interest	622	264	(126)	17	777

Net revenues	$16,043	$1,582	$449	$(63)	$18,011

Income (loss) from continuing operations before income taxes	$10,992	$(1)	$(310)	$—	$10,681
Provision for (benefit from) income taxes	3,087	(13)	(101)	1	2,974

Income (loss) from continuing operations	7,905	12	(209)	(1)	7,707

Discontinued operations(1):
Gain (loss) from discontinued operations	759	—	(3)	—	756
Provision for income taxes	293	—	(1)	—	292

Gain (loss) on discontinued operations	466	—	(2)	—	464

Net income (loss)	8,371	12	(211)	(1)	8,171
Net income applicable to non-controlling interests	20	—	—	—	20

Net income (loss) applicable to Morgan Stanley(2)	$8,351	$12	$(211)	$(1)	$8,151

Nine Months Ended September 30, 2009	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$9,813	$5,736	$1,534	$(298)	$16,785
Net interest	(275)	515	(189)	196	247

Net revenues	$9,538	$6,251	$1,345	$(102)	$17,032

Income (loss) before income taxes	$513	$328	$(1,154)	$1	$(312)
(Benefit from) provision for income taxes	(365)	109	(359)	—	(615)

Income (loss) from continuing operations	878	219	(795)	1	303

Discontinued operations(1):
Gain from discontinued operations (including gain on disposal of $499 million)	537	—	—	—	537
Provision for income taxes	204	—	—	—	204

Gain on discontinued operations	333	—	—	—	333

Net income (loss)	1,211	219	(795)	1	636
Net income (loss) applicable to non-controlling interests	5	(35)	(63)	—	(93)

Net income (loss) applicable to Morgan Stanley(2)	$1,206	$254	$(732)	$1	$729

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Nine Months Ended September 30, 2008	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$23,625	$4,885	$1,791	$(193)	$30,108
Net interest	1,245	725	(186)	48	1,832

Net revenues	$24,870	$5,610	$1,605	$(145)	$31,940

Income (loss) from continuing operations before income taxes	$12,998	$1,220	$(654)	$6	$13,570
Provision for (benefit from) income taxes	3,550	443	(238)	4	3,759

Income (loss) from continuing operations	9,448	777	(416)	2	9,811

Discontinued operations(1):
Net gain (loss) from discontinued operations	1,556	—	(3)	—	1,553
Provision for income taxes	603	—	(1)	—	602

Net gain (loss) on discontinued operations	953	—	(2)	—	951

Net income (loss)	10,401	777	(418)	2	10,762
Net income applicable to non-controlling interests	55	—	—	—	55

Net income (loss) applicable to Morgan Stanley(2)	$10,346	$777	$(418)	$2	$10,707

(1)	See Note 20 for a discussion of discontinued operations.
(2)	Amounts include net gains on discontinued operations applicable to Morgan Stanley of $317 million in the nine month period ended September 30, 2009 and $453 million and $925 million in the quarter and nine month period ended September 30, 2008 related to MSCI Inc. that are included in the Institutional Securities business segment. Amounts also include net loss on discontinued operations applicable to Morgan Stanley of $2 million in the quarter and nine month period ended September 30, 2008 related to Crescent that are included in the Asset Management business segment.

Net Interest	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Three Months Ended September 30, 2009
Interest and dividends	$1,661	$327	$8	$(7)	$1,989
Interest expense	1,310	159	66	(127)	1,408

Net interest	$351	$168	$(58)	$120	$581

Three Months Ended September 30, 2008
Interest and dividends	$9,260	$343	$35	$(12)	$9,626
Interest expense	8,638	79	161	(29)	8,849

Net interest	$622	$264	$(126)	$17	$777

Nine Months Ended September 30, 2009
Interest and dividends	$5,085	$818	$25	$(22)	$5,906
Interest expense	5,360	303	214	(218)	5,659

Net interest	$(275)	$515	$(189)	$196	$247

Nine Months Ended September 30, 2008
Interest and dividends	$30,550	$958	$58	$(34)	$31,532
Interest expense	29,305	233	244	(82)	29,700

Net interest	$1,245	$725	$(186)	$48	$1,832

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Total Assets(1)	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
At September 30, 2009	$715,696	$42,744	$11,063	$769,503

At December 31, 2008	$639,866	$24,273	$12,625	$676,764

At November 30, 2008	$623,299	$22,586	$13,150	$659,035

(1)	Corporate assets have been fully allocated to the Company’s business segments.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted through European and Asian locations. The following table presents selected income statement information of the Company’s operations by geographic area. The net revenues disclosed in the following table reflect the regional view of the Company’s consolidated net revenues, on a managed basis, based on the following methodology:

•	Institutional Securities: advisory and equity underwriting—client location, debt underwriting—revenue recording location, sales and trading—trading desk location.

•	Global Wealth Management Group: global representative coverage location.

•	Asset Management: client location, except for merchant banking business, which is based on asset location.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	(dollars in millions)
Americas	$6,373	$8,359	$13,718	$14,666
Europe, Middle East, and Africa	1,631	8,414	1,719	13,895
Asia	671	1,238	1,595	3,379

Total	$8,675	$18,011	$17,032	$31,940

19.	Joint Venture.

Japan Securities Joint Venture.    On March 26, 2009, MUFG and the Company announced that they had signed a memorandum of understanding to form a securities joint venture between Mitsubishi UFJ Securities Co., Ltd. and MSJS.

Both parties will work to conclude definitive agreements regarding the joint venture. The joint venture is subject to the execution of the definitive agreements and to regulatory approvals and other customary closing conditions.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

20.	Discontinued Operations.

MSCI.    MSCI is a provider of investment decision support tools to investment institutions worldwide. In the quarter ended June 30, 2008 and September 30, 2008, the Company sold approximately 53 million of its MSCI shares in two secondary offerings (see Note 20 to the consolidated financial statements for the fiscal year ended November 30, 2008 included in Exhibit 99.1 in the Form 8-K for further information.) In May 2009, the Company sold all of its remaining 28 million shares in MSCI in a secondary offering. In the quarter ended June 30, 2009, the Company received net proceeds of approximately $573 million and recognized a pre-tax gain of approximately $499 million ($310 million after-tax), net of underwriting discounts, commissions and offering expenses. The results of MSCI prior to the divestiture are included within discontinued operations for all periods presented and recorded within the Institutional Securities business segment.

The table below provides information regarding the MSCI secondary offerings (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net proceeds	$—	$780	$573	$1,560
Net revenues	—	745	503	1,489
Pre-tax gain	—	731	499	1,463

Crescent.    In addition, discontinued operations in the quarter and nine month period ended September 30, 2008 include operating results and gains (losses) related to the disposition of certain properties previously owned by Crescent, a real estate subsidiary of the Company. Net revenues included in discontinued operations related to the properties were $3 million and $6 million for the quarter and nine month period ended September 30, 2008, respectively. The results of certain Crescent properties previously owned by the Company were formerly included in the Asset Management business segment.

Summarized Financial Information for the Company’s discontinued operations for the quarters and nine month periods ended September 30, 2009 and 2008:

The table below provides information regarding amounts included within discontinued operations (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in millions)
Pre-tax (loss) gain on discontinued operations:
MSCI	$—	$759	$537	$1,556
Crescent	—	(3)	—	(3)

	$—	$756	$537	$1,553

21.	Subsequent Events.

Retail Asset Management Business.    On October 19, 2009, the Company announced as part of a restructuring of its Asset Management business segment a definitive agreement to sell its retail asset management business, including Van Kampen Investments, Inc. (“Van Kampen”), to Invesco Ltd. (“Invesco”). This transaction allows the Company to focus on its institutional client base, including corporations, pension plans, large intermediaries, foundations and endowments, sovereign wealth funds, and central banks, among others.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Under the terms of the definitive agreement, Invesco will purchase the Company’s retail asset management business, operating under both the Morgan Stanley and Van Kampen brands, in a stock and cash transaction valued at $1.5 billion. The Company will receive a 9.4% minority interest in Invesco. The transaction, which has been approved by the Boards of Directors of both companies, is expected to close in mid-2010, subject to customary closing conditions, approval by the funds’ boards of directors and their shareholders and regulatory approvals.

Common Dividend. On October 21, 2009, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05. The dividend is payable on November 13, 2009 to common shareholders of record on October 30, 2009.

The Company has updated its subsequent events disclosure through November 6, 2009, the filing date of this Form 10-Q Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of September 30, 2009 and December 31, 2008, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2009 and September 30, 2008, and the condensed consolidated statements of cash flows and changes in total equity for the nine-month periods ended September 30, 2009 and September 30, 2008. These condensed consolidated interim financial statements are the responsibility of the management of the Company.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of November 30, 2008, and the related consolidated statements of income, comprehensive income, cash flows and changes in total equity for the fiscal year then ended included in Company’s Current Report on Form 8-K; and in our report dated January 28, 2009 (August 24, 2009 as to Note 1—Discontinued Operations and Note 22—Discontinued Operations, Noncontrolling Interest, Earnings per Common Share), which report contains an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” an explanatory paragraph relating to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” an explanatory paragraph relating to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” an explanatory paragraph relating to the adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51,” an explanatory paragraph relating to the adoption of FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” and an explanatory paragraph relating to the divestiture of all of the Company’s remaining ownership interest in MSCI, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2008 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

As discussed in Note 1 to the condensed consolidated interim financial statements, the Company changed its fiscal year-end from November 30 to December 31 and recast prior interim financial statements to a calendar year basis.

As discussed in Note 1 to the condensed consolidated interim financial statements, effective January 1, 2009, the Company adopted FASB accounting guidance, which addresses noncontrolling interests in consolidated financial statements.

As discussed in Note 1 and Note 12 to the condensed consolidated interim financial statements, effective January 1, 2009, the Company adopted FASB accounting guidance, which addresses the computation of EPS under the two-class method for share-based payment transactions that are participating securities.

/s/ Deloitte & Touche LLP

New York, New York

November 6, 2009

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

Global Wealth Management Group, which includes the Company’s 51% interest in Morgan Stanley Smith Barney Holdings LLC (“MSSB”) (see Note 2 to the condensed consolidated financial statements), provides brokerage and investment advisory services covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; cash management services; retirement services; and trust and fiduciary services.

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

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Competition” and “Supervision and Regulation” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (the “Form 10-K”), “Certain Factors Affecting Results of Operations” in Exhibit 99.1, Item 7 of the Company’s Current Report on Form 8-K dated August 24, 2009 (the “Form 8-K”), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 8-K and in the Company’s 2009 Quarterly Reports on Form 10-Q and other items throughout the Form 10-K, Forms 10-Q and the Company’s 2009 Current Reports on Form 8-K.

The Company’s results of operations for the quarter and nine month periods ended September 30, 2009 and September 30, 2008 are discussed below.

Discontinued Operations.

MSCI.    In May 2009, the Company divested all of its remaining ownership interest in MSCI Inc. (“MSCI”). The results of MSCI are reported as discontinued operations for all periods prior to the divestiture. The results of MSCI were formerly included in the continuing operations of the Institutional Securities business segment.

Crescent.    In addition, discontinued operations in the quarter and nine month period ended September 30, 2008 include operating results and gains (losses) related to the disposition of certain properties previously owned by Crescent Real Estate Equities Limited Partnership (“Crescent”), a real estate subsidiary of the Company. The results of certain Crescent properties previously owned by the Company were formerly included in the Asset Management business segment.

See Note 20 to the condensed consolidated financial statements for additional information on discontinued operations.

Recent Business Developments.

Retail Asset Management Business.    On October 19, 2009, the Company announced as part of a restructuring of its Asset Management business segment a definitive agreement to sell its retail asset management business, including Van Kampen Investments, Inc. (“Van Kampen”), to Invesco Ltd. (“Invesco”). This transaction allows the Company to focus on its institutional client base, including corporations, pension plans, large intermediaries, foundations and endowments, sovereign wealth funds, and central banks, among others.

Under the terms of the definitive agreement, Invesco will purchase the Company’s retail asset management business, operating under both the Morgan Stanley and Van Kampen brands, in a stock and cash transaction valued at $1.5 billion. The Company will receive a 9.4% minority interest in Invesco. The transaction, which has been approved by the Boards of Directors of both companies, is expected to close in mid-2010, subject to customary closing conditions, approval by the funds’ boards of directors and their shareholders and regulatory approvals.

Executive Summary.

Financial Information.

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2009(1)	2008(2)	2009(1)	2008(2)
Net revenues (dollars in millions):
Institutional Securities	$4,974	$16,043	$9,538	$24,870
Global Wealth Management Group	3,029	1,582	6,251	5,610
Asset Management	698	449	1,345	1,605
Intersegment Eliminations	(26)	(63)	(102)	(145)

Consolidated net revenues	$8,675	$18,011	$17,032	$31,940

Consolidated net income (dollars in millions)	$793	$8,171	$636	$10,762
Net income (loss) applicable to non-controlling interest (dollars in millions)	36	20	(93)	55

Net income applicable to Morgan Stanley (dollars in millions)	$757	$8,151	$729	$10,707

Income (loss) from continuing operations applicable to Morgan Stanley (dollars in millions):
Institutional Securities	$857	$7,898	$889	$9,421
Global Wealth Management Group	105	12	254	777
Asset Management	(206)	(209)	(732)	(416)
Intersegment Eliminations	1	(1)	1	2

Income from continuing operations applicable to Morgan Stanley	$757	$7,700	$412	$9,784

Amounts applicable to Morgan Stanley (dollars in millions):
Income from continuing operations applicable to Morgan Stanley	$757	$7,700	$412	$9,784
Gain from discontinued operations applicable to Morgan Stanley, after tax	—	451	317	923

Net income applicable to Morgan Stanley (dollars in millions)	$757	$8,151	$729	$10,707

Earnings (loss) applicable to Morgan Stanley common shareholders (dollars in millions)	$498	$7,684	$(1,301)	$10,030

Earnings per basic common share:
Income (loss) from continuing operations	$0.39	$6.97	$(1.41)	$8.82
Gain from discontinued operations(3)	—	0.41	0.28	0.84

Earnings (loss) per basic common share(4)	$0.39	$7.38	$(1.13)	$9.66

Earnings per diluted common share:
Income (loss) from continuing operations	$0.38	$6.97	$(1.41)	$8.80
Gain from discontinued operations(3)	—	0.41	0.28	0.83

Earnings (loss) per diluted common share(4)	$0.38	$7.38	$(1.13)	$9.63

Regional net revenues (dollars in millions)(5):
Americas	$6,373	$8,359	$13,718	$14,666
Europe, Middle East and Africa	1,631	8,414	1,719	13,895
Asia	671	1,238	1,595	3,379

Consolidated net revenues	$8,675	$18,011	$17,032	$31,940

Statistical Data.

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2009(1)	2008(2)	2009(1)	2008(2)
Average common equity (dollars in billions)(6):
Institutional Securities	$16.7	$22.7	$18.4	$23.0
Global Wealth Management Group	7.4	1.5	3.8	1.4
Asset Management	2.9	4.2	3.2	3.9
Unallocated capital	9.7	7.4	7.6	5.1

Total from continuing operations	36.7	35.8	33.0	33.4
Discontinued operations	—	0.3	0.2	0.4

Consolidated average common equity	$36.7	$36.1	$33.2	$33.8

Return on average common equity(6):
Consolidated	6%	N/M	N/M	N/M
Institutional Securities	19%	N/M	4%	N/M
Global Wealth Management Group	5%	3%	8%	N/M
Asset Management	N/M	N/M	N/M	N/M
Book value per common share(7)	$27.05	$38.13	$27.05	$38.13
Tangible common equity(8)	$28,850	$36,754	$28,850	$36,754
Tangible book value per common share(9)	$21.23	$34.61	$21.23	$34.61
Tangible common equity to risk-weighted assets ratio(10)	9.6%	N/A	9.6%	N/A
Effective income tax rate from continuing operations(11)	34.7%	27.8%	197.1%	27.7%

Worldwide employees(12)	62,004	46,321	62,004	46,321

Average liquidity (dollars in billions)(13):
Parent company liquidity	$58	$72	$60	$74
Bank and other subsidiary liquidity	97	90	92	72

Total liquidity	$155	$162	$152	$146

Capital ratios at September 30, 2009(14):
Total capital ratio	16.5%	N/A	16.5%	N/A
Tier 1 capital ratio	15.4%	N/A	15.4%	N/A
Tier 1 leverage ratio	6.2%	N/A	6.2%	N/A
Tier 1 common ratio	8.2%	N/A	8.2%	N/A
Consolidated assets under management or supervision by asset class (dollars in billions):
Equity(15)	$386	$254	$386	$254
Fixed income(15)	212	208	212	208
Alternatives(16)	53	67	53	67
Private equity	4	3	4	3
Infrastructure	4	4	4	4
Real estate	15	35	15	35

Subtotal	674	571	674	571
Unit trusts	12	11	12	11
Other(15)	57	48	57	48

Total assets under management or supervision(17)	743	630	743	630
Share of non-controlling interest assets(18)	6	7	6	7

Total	$749	$637	$749	$637

Statistical Data—(Continued).

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2009(1)	2008(2)	2009(1)	2008(2)
Institutional Securities:
Pre-tax profit margin(19)	26%	69%	5%	52%

Global Wealth Management Group:
Global representatives	18,160	8,588	18,160	8,588
Annualized net revenue per global representative (dollars in thousands)(20)	$662	$750	$661	$773
Assets by client segment (dollars in billions):
$10 million or more	$438	$190	$438	$190
$1 million to $10 million	620	241	620	241

Subtotal $1 million or more	1,058	431	1,058	431
$100,000 to $1 million	420	188	420	188
Less than $100,000	54	28	54	28

Total client assets	$1,532	$647	$1,532	$647

Fee-based assets as a percentage of total client assets	24%	26%	24%	26%
Client assets per global representative (dollars in millions)(21)	$84	$75	$84	$75
Bank deposits (dollars in billions)(22)	$110	$34	$110	$34
Pre-tax profit margin(19)	9%	N/M	5%	22%

Asset Management:
Assets under management or supervision (dollars in billions)(18)	$386	$483	$386	$483
Percent of fund assets in top half of Lipper rankings(23)	72%	54%	72%	54%
Pre-tax profit margin(19)	N/M	N/M	N/M	N/M

N/M – Not Meaningful.

N/A – Not Applicable.

(1)	Information includes MSSB effective from May 31, 2009 (see Note 2 to the condensed consolidated financial statements).
(2)	Certain prior-period information has been reclassified to conform to the current period’s presentation.
(3)	Amounts include operating results and gains on secondary offerings related to MSCI and operating results and gains (losses) related to the disposition of certain properties previously owned by Crescent.
(4)	For the calculation of basic and diluted earnings per common share (“EPS”), see Note 12 to the condensed consolidated financial statements.
(5)	Regional net revenues in Europe, Middle East and Africa were negatively impacted by the tightening of the Company’s credit spreads resulting from the increase in fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, in the quarter and nine month periods ended September 30, 2009. The prior periods were positively impacted by the widening of the Company’s credit spreads resulting from the decrease in fair value of such borrowings. Regional net revenues reflect the regional view of the Company’s consolidated net revenues, on a managed basis, based on the following methodology:
Institutional Securities: advisory and equity underwriting—client location; debt underwriting—revenue recording location; sales and trading—trading desk location. Global Wealth Management Group: global representative location. Asset Management: client location, except for the merchant banking business, which is based on asset location.
(6)	The computation of average common equity for each business segment is based upon an economic capital framework that estimates the amount of equity capital required to support the businesses over a wide range of market environments while simultaneously satisfying regulatory, rating agency and investor requirements. Economic capital is assigned to each business segment based on a regulatory capital framework plus additional capital for stress losses. Economic capital requirements are met by regulatory Tier 1 equity (including shareholders’ equity, certain preferred stock, eligible hybrid capital instruments, non-controlling interests and deductions of certain goodwill, intangible assets, net deferred tax assets and debt valuation adjustment), subject to regulatory limits. The economic capital framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. The effective tax rates used in the computation of business segment return on average common equity were determined on a separate entity basis.
(7)	Book value per common share equals common shareholders’ equity of $36,752 million as of September 30, 2009 and $40,492 million as of September 30, 2008, divided by common shares outstanding of 1,359 million as of September 30, 2009 and 1,062 million as of September 30, 2008.

(8)	Tangible common equity equals common shareholders’ equity less goodwill and intangible assets net of allowable mortgage servicing rights. The balance for the quarter and nine month period ended September 30, 2009 includes the Company’s share of MSSB’s goodwill and intangible assets.
(9)	Tangible book value per common share equals tangible common equity divided by period end common shares outstanding.
(10)	Tangible common equity to risk-weighted assets ratio equals tangible common equity divided by total risk-weighted assets of $299,416 million.
(11)	The effective tax rate for the nine month period ended September 30, 2009 includes a tax benefit of $331 million, or $0.33 per diluted share, resulting from the cost of anticipated repatriation of non-U.S. earnings at lower than previously estimated tax rates. Excluding this benefit, the annual effective tax rate in the nine month period ended September 30, 2009 would have been 91.0%.
(12)	Worldwide employees as of September 30, 2009 include additional worldwide employees contributed by Citigroup Inc. (“Citi”) related to MSSB.
(13)	For a discussion of average liquidity, see “Liquidity and Capital Resources—Liquidity Management Policies—Liquidity Reserves” herein.
(14)	For a discussion of total capital ratio, Tier 1 capital ratio and Tier 1 leverage ratio, see “Liquidity and Capital Resources—Regulatory Requirements” herein. For a discussion of Tier 1 common ratio, see “Liquidity and Capital Resources—The Balance Sheet” herein.
(15)	Equity and fixed income amounts include assets under management or supervision associated with the Asset Management and Global Wealth Management Group business segments. Other amounts include assets under management or supervision associated with the Global Wealth Management Group business segment.
(16)	Amounts reported for Alternatives reflect the Company’s invested equity in those funds and include a range of alternative investment products such as hedge funds, funds of hedge funds and funds of private equity funds.
(17)	Revenues and expenses associated with these assets are included in the Company’s Asset Management and Global Wealth Management Group business segments.
(18)	Amounts represent Asset Management’s proportional share of assets managed by entities in which it owns a non-controlling interest.
(19)	Percentages represent income from continuing operations before income taxes as a percentage of net revenues.
(20)	Annualized net revenue per global representative for the three and nine month periods ended September 30, 2009 and September 30, 2008 equals Global Wealth Management Group’s net revenues (excluding the sale of Morgan Stanley Wealth Management S.V., S.A.U. (“MSWM S.V.”) for the three and nine month periods ended September 30, 2008) divided by the quarterly weighted average global representative headcount for the three and nine month periods ended September 30, 2009 and September 30, 2008, respectively.
(21)	Client assets per global representative equal total period-end client assets divided by period-end global representative headcount.
(22)	Approximately $52 billion of the bank deposit balances as of September 30, 2009 and $34 billion as of September 30, 2008 are attributable to the Company’s interest in MSSB. These deposit balances are held at certain of the Company’s Federal Deposit Insurance Corporation (the “FDIC”) insured depository institutions for the benefit of retail clients through their accounts.
(23)	Source: Lipper, one-year performance excluding money market funds as of September 30, 2009 and September 30, 2008, respectively.

Global Market and Economic Conditions.

During the quarter ended September 30, 2009, global market and economic conditions improved and global capital markets began to recover from the severe downturn that occurred during the Fall of 2008.

In the U.S., economic conditions improved, liquidity began to return to the fixed income markets, the initial public offering market reopened and the securitization market began to reopen, while the real estate markets continued to be adversely impacted. During the quarter and nine month period ended September 30, 2009, major U.S. equity market indices rose, as compared with the beginning of the quarter and the year, primarily due to better than expected corporate earnings and investor confidence in an economic recovery. Consumer spending, household balance sheets and business fixed investments remained challenged. The unemployment rate increased to 9.8% at September 30, 2009 from 7.2% at December 31, 2008. The Federal Open Market Committee kept its interest rates at historically low levels and at September 30, 2009, the federal funds target rate was between zero and 0.25% and the discount rate was 0.50%.

In Europe, during the quarter and nine month period ended September 30, 2009, major European equity market indices improved, as compared with the beginning of the quarter and the year. Economic conditions, however, continued to be challenged by adverse economic developments that began in the Fall of 2008. The euro area unemployment rate increased to 9.7% at September 2009 from 8.2% at December 2008. During the first half of 2009, the European Central Bank (“ECB”) lowered its benchmark interest rate by 1.50% to a record low of 1.00% and during the quarter ended September 30, 2009, the ECB left its benchmark interest rate unchanged. During the first half of 2009, the Bank of England (“BOE”) lowered its benchmark interest rate by 1.50% to 0.50% and during the quarter ended September 30, 2009, the BOE left its benchmark interest rate unchanged. During the nine month period ended September 30, 2009, the BOE pursued a quantitative easing policy in which the BOE would purchase securities, including U.K. Government Gilts, with the objective of increasing the money supply.

In Asia, during the quarter and nine month period ended September 30, 2009, economic conditions continued to be challenged by adverse economic developments that began in the Fall of 2008, including a decline in exports in both China and Japan. Despite lower exports, China’s economy continued to benefit from domestic demand for capital projects. Equity markets in China were lower in the quarter, while higher in the nine month period ended September 30, 2009. Japanese equity markets were higher in both the quarter and nine month period ended September 30, 2009, as compared with the beginning of the quarter and the year. During the nine month period ended September 30, 2009, the Bank of Japan (“BOJ”) pursued a quantitative easing policy in which the BOJ would purchase securities with the objective of increasing liquidity and reducing the reliance on short-term liquidity by providing longer term liquidity via Japanese government bond purchases.

Overview of the Quarter and Nine Month Period ended September 30, 2009 Financial Results.

The Company recorded net income applicable to Morgan Stanley of $757 million for the quarter ended September 30, 2009 compared with net income applicable to Morgan Stanley of $8,151 million in the quarter ended September 30, 2008. Comparisons of the current quarter results with prior periods are impacted by three months results of MSSB, which closed on May 31, 2009. The current quarter included losses of $0.9 billion related to the tightening of the Company’s credit spreads on certain long-term and short-term borrowings accounted for at fair value. The prior year quarter included gains of $9.7 billion related to the widening of the Company’s credit spreads on certain long-term and short-term borrowings accounted for at fair value. Diluted EPS were $0.38 in the quarter ended September 30, 2009 compared with $7.38 in the prior year period. Diluted EPS from continuing operations were $0.38 in the current quarter compared with $6.97 in the prior year period.

Net revenues (total revenues less interest expense) decreased 52% to $8,675 million in the quarter ended September 30, 2009. The quarter ended September 30, 2009 included losses of $0.9 billion from the tightening of the Company’s credit spreads on certain long-term and short-term borrowings accounted for at fair value compared with gains of $9.7 billion in the prior year quarter related to the widening of the Company’s credit spreads on certain long-term and short-term borrowings accounted for at fair value. Net revenues also included a gain of approximately $334 million related to the sale of undivided participating interests in a portion of the Company’s claims against a derivative counterparty that filed for bankruptcy protection. Non-interest expenses were $7,460 million, which were relatively unchanged from the prior year period, primarily due to higher non-compensation costs offset by lower compensation costs. Compensation and benefits expense decreased 2%, primarily reflecting lower net revenues. Non-compensation expenses increased 10%, primarily driven by the additional operating results and integration costs related to MSSB and an impairment charge of $251 million associated with Crescent, partly offset by lower levels of business activity and the Company’s initiatives to reduce costs.

For the nine month period ended September 30, 2009, the Company recorded net income applicable to Morgan Stanley of $729 million compared with net income applicable to Morgan Stanley of $10,707 million a year ago. Net revenues decreased 47% to $17,032 million and non-interest expenses decreased 6% to $17,344 million. Net revenues reflected losses of approximately $4.9 billion in the nine month period ended September 30, 2009 related to the tightening of the Company’s credit spreads on certain long-term and short-term borrowings accounted for at fair value. Net revenues reflected gains of approximately $11.3 billion in the nine month period ended September 30, 2008 related to the widening of the Company’s credit spreads on certain long-term and short-term borrowings accounted for at fair value. Results for the nine month period ended September 30, 2009 included the after-tax net gain of $310 million in discontinued operations reflecting a gain on the sale of the Company’s remaining ownership interest in MSCI (see Note 20 to the condensed consolidated financial statements). Diluted EPS were ($1.13) for the nine month period ended September 30, 2009 compared with $9.63 a year ago. Diluted EPS from continuing operations were ($1.41) compared with $8.80 a year ago.

The Company’s effective income tax rate from continuing operations was 34.7% and 197.1% for the quarter and nine month period ended September 30, 2009 compared with 27.8% and 27.7% for the quarter and nine month period ended September 30, 2008, respectively. The Company recognized a tax benefit of $331 million in the nine month period ended September 30, 2009, resulting from the cost of anticipated repatriation of non-U.S. earnings at lower than previously estimated tax rates. Excluding this benefit, the annual effective tax rate in the nine month period ended September 30, 2009 would have been 91.0%. The increase in the effective rate in the quarter and the nine month period ended September 30, 2009 primarily reflected the impact of lower level of earnings and a change in the geographic mix of earnings between domestic and foreign sources.

The results for the nine month period ended September 30, 2008 included a pre-tax gain of $688 million related to the sale of MSWM S.V.

Institutional Securities.    Institutional Securities recorded income from continuing operations before income taxes of $1,290 million in the quarter ended September 30, 2009 compared with income from continuing operations before income taxes of $10,992 million in the quarter ended September 30, 2008. Net revenues decreased 69% to $4,974 million as the prior year quarter included gains of $9.6 billion resulting from the widening of credit spreads on the Company’s borrowings for which the fair value option was elected compared with losses of $850 million resulting from the tightening of credit spreads on such borrowings. In addition, the quarter ended September 30, 2009 reflected lower net revenues from commodities, prime brokerage, derivative products and equity cash products, partially offset by higher net revenues from investment banking and interest rate and credit products and net gains related to mark to market valuations on loans and lending commitments associated with the Company’s corporate lending activities. Non-interest expenses decreased 27% to $3,684 million from the prior year quarter, primarily due to lower compensation costs, reflecting lower net revenues. Non-compensation expenses decreased 14% from last year’s third quarter, resulting from lower levels of business activity and the Company’s initiatives to reduce costs.

Investment banking revenues increased 11% to $1,039 million from the quarter ended September 30, 2008, primarily reflecting higher revenues from underwriting transactions, partially offset by lower advisory fees. Advisory fees from merger, acquisition and restructuring transactions were $279 million, a decrease of 44% from the comparable period of 2008, reflecting lower levels of market activity. Underwriting revenues of $760 million increased 74% from the prior year quarter, reflecting higher levels of market activity.

Equity sales and trading revenues were $1,073 million, compared with net revenues of $6,031 million in the prior year quarter. The decline in the quarter was primarily due to lower net revenues from derivative products and equity cash products, reflecting lower levels of market volume and market volatility and lower average prime brokerage client balances. Equity sales and trading revenues were also negatively impacted by losses of $206 million from the tightening of the Company’s credit spreads on certain long-term and short-term borrowings accounted for at fair value compared with gains of $3,651 million in the prior year period. Fixed income sales and trading revenues were $2,064 million compared with net revenues of $8,847 million in last year’s third quarter. Fixed income sales and trading were negatively impacted by losses of $546 million from the tightening of the Company’s credit spreads on certain long-term and short-term borrowings that are accounted for at fair value compared with gains of $5,342 million in the prior year period. These losses were partially offset by strong net revenues in investment grade and distressed debt trading. Results in the quarter ended September 30, 2009 also included a gain of approximately $334 million related to the sale of undivided participating interests in a portion of the Company’s claims against a derivative counterparty that filed for bankruptcy protection.

In the quarter ended September 30, 2009, other sales and trading net revenues were $670 million compared with net losses of $493 million in last year’s third quarter. Revenues included net mark-to-market gains of $506 million on loans and lending commitments, which were partially offset by $98 million related to the tightening of the Company’s debt-related credit spreads on certain debt related to China Investment Corporation Ltd.’s (“CIC”) investment in the Company.

Principal transaction net investment gains of $37 million were recognized in the quarter ended September 30, 2009 compared with net investment losses of $390 million in the quarter ended September 30, 2008. The gains were related to net realized and unrealized gains from the Company’s investments that benefit certain employee deferred compensation and co-investment plans and other investments. The current quarter also included lower realized and unrealized losses from the Company’s limited partnership investments in real estate funds.

Global Wealth Management Group.    Global Wealth Management Group recorded income before income taxes of $280 million compared with a loss of $1 million in the quarter ended September 30, 2008. The current quarter included the operating results for MSSB, which closed on May 31, 2009. Net revenues increased 91% from the prior year period to $3,029 million. The increase was primarily related to higher revenues from asset management, distribution and administration fees, higher commission revenues, higher revenues from principal transactions trading activities and higher investment banking revenues, partially offset by lower net interest. Client assets in fee-based accounts increased 116% from the prior year period to $365 billion and decreased as a percentage of total client assets to 24% compared with 26% as of September 30, 2008. In addition, total client assets rose to $1,532 billion as of September 30, 2009 from $647 billion as of September 30, 2008, primarily as a result of MSSB.

Total non-interest expenses were $2,749 million, a 74% increase from the prior year quarter. The increase primarily reflected the operating results of MSSB, the amortization of MSSB’s intangible assets and integration costs for MSSB. Compensation and benefits expense increased 106% in the quarter ended September 30, 2009, primarily due to MSSB’s results. Non-compensation expenses increased 26% in the quarter ended September 30, 2009. The increase reflected MSSB’s operating results, integration costs related to MSSB and amortization of MSSB’s intangible assets. As a result of the MSSB transaction, the number of global representatives increased 111% to 18,160 from 8,588 a year ago.

Asset Management.    Asset Management recorded a loss from continuing operations before income taxes of $356 million in the quarter ended September 30, 2009 compared with a loss of $310 million in the quarter ended September 30, 2008, as losses in the merchant banking business were partially offset by profitable results in the core businesses, which include traditional equity and fixed income funds, hedge funds and fund of funds. Net revenues were $698 million compared with $449 million a year ago. Net revenues included higher principal investment revenues, partially offset by lower asset management, distribution and administrative fees, primarily reflecting lower average assets under management. The quarter also reflected losses related to the consolidation of two real estate funds sponsored by the Company. Assets under management or supervision within Asset Management of $386 billion were down $97 billion, or 20%, from September 30, 2008, primarily reflecting net customer outflows of $79.4 billion since the third quarter of last year, primarily in the Company’s money market and long-term fixed income funds. Non-interest expenses were $1,054 million, an increase of 39% from a year ago. Compensation and benefits expense increased 27%, primarily due to higher net revenues. Non-compensation expenses increased 49% primarily due to an impairment charge associated with Crescent.

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

Results of Operations.

The following items significantly affected the Company’s results in the quarters and nine month periods ended September 30, 2009 and September 30, 2008.

Morgan Stanley Debt.    Net revenues reflected losses of approximately $0.9 billion and $4.9 billion, respectively, in the quarter and nine month period ended September 30, 2009 from the tightening of the Company’s credit spreads on certain long-term and short-term borrowings, including structured notes and junior subordinated debentures, that are accounted for at fair value. Net revenues reflected gains of approximately $9.7 billion and $11.3 billion in the quarter and nine month period ended September 30, 2008, respectively, from the widening of the Company’s credit spreads on such borrowings, reflecting a period of unprecedented market turmoil.

In addition, in the quarter and nine month period ended September 30, 2009, the Company recorded losses of approximately $29 million and gains of $485 million, respectively, from repurchasing its debt in the open market.

Real Estate Investments.    In the quarters and nine month periods ended September 30, 2009 and September 30, 2008, the Company recorded losses in the following business segments related to real estate investments. These amounts exclude investments that benefit certain deferred compensation and employee co-investment plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in billions)
Institutional Securities(1)	$—	$(0.2)	$(0.8)	$(0.4)
Asset Management(2)	(0.4)	—	(1.3)	(0.4)

Total	$(0.4)	$(0.2)	$(2.1)	$(0.8)

(1)	Losses related to net realized and unrealized losses from the Company’s limited partnership investments in real estate funds and are reflected in Principal transaction net investment revenues in the condensed consolidated statement of income.
(2)	Losses related to net realized and unrealized losses from real estate investments in the Company’s merchant banking business and are reflected in Principal transaction net investment revenues in the condensed consolidated statements of income. In addition, losses included an impairment charge of $251 million and $420 million, respectively, in the quarter and nine month period ended September 30, 2009 related to Crescent, which is reflected in Other expenses in the condensed consolidated statements of income.

See “Other Matters—Real Estate” herein for further information.

Corporate Lending.    The results for the quarters and nine month periods ended September 30, 2009 and September 30, 2008 included the following amounts primarily associated with loans and lending commitments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009(1)	2008(1)	2009(1)	2008(1)
	(dollars in billions)
Gains (losses) on loans and lending commitments	$1.4	$(1.2)	$3.6	$(3.1)
Gains (losses) on hedges	(0.9)	0.5	(2.9)	1.0

Total (losses) gains	$0.5	$(0.7)	$0.7	$(2.1)

(1)	Amounts include realized and unrealized gains (losses).

Mortgage-Related Trading.    The Company recognized mortgage-related trading losses relating to commercial mortgage-backed securities, commercial whole loan positions, U.S. subprime mortgage propriety trading exposures and non-subprime residential mortgages of $0.1 billion and $1.2 billion in the quarter and nine month period ended September 30, 2009, respectively. In the quarter and nine month period ended September 30, 2008, the Company recorded losses of $0.8 billion and $1.5 billion, respectively.

Sale of Bankruptcy Claims.    The Company recorded a gain of approximately $334 million related to the sale of undivided participating interests in a portion of the Company’s claims against a derivative counterparty that filed for bankruptcy protection. For further information, see “Other Matters—Sale of Bankruptcy Claims” herein.

Monoline Insurers.    Monoline insurers (“Monolines”) provide credit enhancement to capital markets transactions. The quarter ended September 30, 2009 included losses of $345 million related to Monoline exposures as compared with losses of $321 million in the quarter ended September 30, 2008. The nine month period ended September 30, 2009 included losses of $289 million as compared with losses of $1.3 billion in the prior year period. The current credit environment continued to affect the capacity of such financial guarantors. The Company’s direct exposure to Monolines is limited to bonds that are insured by Monolines and to derivative contracts with a Monoline as counterparty. The Company’s exposure to Monolines as of September 30, 2009 consisted primarily of asset-backed securities bonds of approximately $433 million in the portfolio of Morgan Stanley Bank N.A. and Morgan Stanley Trust FSB (collectively the “Subsidiary Banks”) that are collateralized primarily by first and second lien subprime mortgages enhanced by financial guarantees, approximately $2.1 billion in insured municipal bond securities and approximately $521 million in net counterparty exposure (gross exposure of approximately $5.5 billion net of cumulative credit valuation adjustments of approximately $2.9 billion and net of hedges). The Company’s hedging program for Monoline risk includes the use of transactions that effectively mitigate certain market risk components of existing underlying transactions with the Monolines. Net counterparty exposure is defined as potential loss to the Company over a period of time in an event of 100% default of a Monoline, assuming zero recovery.

MSSB.    During the quarter and nine month period ended September 30, 2009, the Company recorded $65 million and $351 million, respectively, in integration costs. Year-to-date integration costs include a one-time expense of $124 million for replacement of deferred compensation awards for MSSB retirement-eligible employees. The costs of these replacement awards are fully allocated to Citi.

Structured Investment Vehicles.    The Company recognized gains of $171 million in the nine month period ended September 30, 2009 compared with losses of $66 million and $212 million in the quarter and nine month period ended September 30, 2008 related to securities issued by structured investment vehicles (“SIVs”). The Company no longer has any SIV positions on the condensed consolidated statements of financial condition.

Discontinued Operations.    In May 2009, the Company divested all of its remaining ownership interest in MSCI. The gain on sale, net of taxes, was approximately $310 million for the nine month period ended September 30, 2009. The results of MSCI are reported as discontinued operations for all periods prior to the divestiture. The results of MSCI were formerly included in the continuing operations of the Institutional Securities business segment.

In addition, discontinued operations in the quarter and nine month period ended September 30, 2008 include operating results and gains (losses) related to the disposition of certain properties previously owned by Crescent. The results of certain Crescent properties previously owned by the Company were formerly included in the Asset Management business segment.

Income Tax Benefit.    The Company recognized a tax benefit of $331 million in the nine month period ended September 30, 2009 resulting from the cost of anticipated repatriation of non-U.S. earnings at lower than previously estimated tax rates.

Equity Capital-Related Transactions.

In August 2009, under the terms of the Capital Purchase Program (“CPP”) securities purchase agreement, the Company repurchased the warrant from the U.S. Department of the Treasury (“U.S. Treasury”) in the amount of $950 million. The warrant was previously issued to the U.S. Treasury for the purchase of 65,245,759 shares of the Company’s common stock at an exercise price of $22.99 per share. The repayment of the Series D Preferred Stock, in the amount of $10.0 billion, completed in June 2009, and the warrant repurchase in the amount of $950 million reduced the Company’s total equity by $10,950 million in the nine month period ended September 30, 2009.

During the nine month period ended September 30, 2009, the Company issued common stock for approximately $6.9 billion in two registered public offerings in May and June 2009. Mitsubishi UFJ Financial Group, Inc. (“MUFG”) elected to participate in both offerings and in one of the offerings funded its purchase of $0.7 billion of common stock with the proceeds of the Company’s partial repurchase of its Series C Preferred Stock.

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

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations primarily represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by the Asset Management business segment to the Global Wealth Management Group business segment associated with sales of certain products and the related compensation costs paid to the Global Wealth Management Group business segment’s global representatives. Intersegment eliminations also reflect the effect of fees paid by the Institutional Securities business segment to the Global Wealth Management Group business segment related to the bank deposit program. Income before income taxes recorded in Intersegment Eliminations was $1 million and $0 million in the quarters ended September 30, 2009 and September 30, 2008, respectively, and $1 million and $6 million in the nine month periods ended September 30, 2009 and September 30, 2008, respectively.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in millions)
Revenues:
Investment banking(1)	$1,039	$936	$2,974	$2,874
Principal transactions:
Trading	2,922	12,978	5,533	17,652
Investments	37	(390)	(937)	(807)
Commissions	534	785	1,610	2,473
Asset management, distribution and administration fees	29	34	74	103
Other	62	1,078	559	1,330

Total non-interest revenues	4,623	15,421	9,813	23,625

Interest and dividends	1,661	9,260	5,085	30,550
Interest expense	1,310	8,638	5,360	29,305

Net interest	351	622	(275)	1,245

Net revenues	4,974	16,043	9,538	24,870

Compensation and benefits	2,584	3,773	5,737	7,846
Non-compensation expenses	1,100	1,278	3,288	4,026

Total non-interest expenses	3,684	5,051	9,025	11,872

Income from continuing operations before income taxes	1,290	10,992	513	12,998
Provision for (benefit from) income taxes	418	3,087	(365)	3,550

Income from continuing operations	872	7,905	878	9,448

Discontinued operations:
Gain from discontinued operations	—	759	537	1,556
Provision for income taxes	—	293	204	603

Gain from discontinued operations	—	466	333	953

Net income	872	8,371	1,211	10,401
Net income applicable to non-controlling interests	15	20	5	55

Net income applicable to Morgan Stanley	$857	$8,351	$1,206	$10,346

Amounts attributable to Morgan Stanley common shareholders:
Income from continuing operations, net of tax	$857	$7,898	$889	$9,421
Gain from discontinued operations, net of tax	—	453	317	925

Net income applicable to Morgan Stanley	$857	$8,351	$1,206	$10,346

(1)	Underwriting revenues exclude fees from Company self-issuances.

Investment Banking.    Investment banking revenues for the quarter ended September 30, 2009 increased 11% from the comparable period of 2008, primarily reflecting higher revenues from underwriting transactions, partially offset by lower advisory fees. Advisory fees from merger, acquisition and restructuring transactions were $279 million, a decrease of 44% from the comparable period of 2008, reflecting lower levels of market activity. Underwriting revenues of $760 million increased 74% from the third quarter of 2008 on higher levels of market activity and exclude fees from Company self-issuances. Equity underwriting revenues increased 137% to $457 million in the quarter ended September 30, 2009, primarily driven by strong results in Asia. Fixed income underwriting revenues increased 25% to $303 million in the quarter ended September 30, 2009, primarily due to higher investment grade and high-yield bond activity.

Investment banking revenues in the nine month period ended September 30, 2009 increased 3% from the comparable period of 2008 as higher revenues from equity and fixed income underwriting transactions were partially offset by lower advisory revenues.

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

Total sales and trading revenues decreased 74% in the quarter ended September 30, 2009 from the comparable period of 2008. The prior year quarter included gains of approximately $9.6 billion related to the widening of the Company’s credit spreads resulting from the decrease in the fair value of certain of the Company’s borrowings for which the fair value option was elected.

Sales and trading revenues can also be analyzed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009(1)	2008(1)	2009(1)	2008(1)
	(dollars in millions)
Equity	$1,073	$6,031	$2,631	$11,673
Fixed income	2,064	8,847	4,331	11,947
Other	670	(493)	(94)	(2,250)

Total sales and trading revenues	$3,807	$14,385	$6,868	$21,370

(1)	Amounts include Principal transactions—trading, Commissions and Net interest revenues (expenses). Other sales and trading net revenues primarily include net gains (losses) from loans and lending commitments and related hedges associated with the Company’s lending and other corporate activities.

Equity Sales and Trading Revenues.    Equity sales and trading revenues decreased 82% to $1,073 million in the quarter ended September 30, 2009. Lower net revenues from derivative products and equity cash products, reflecting lower levels of market volume and market volatility, and lower average prime brokerage client balances contributed to the decline in revenues during the quarter. Equity sales and trading revenues were also impacted by the tightening of the Company’s credit spreads on financial instruments that are accounted for at fair value, including, but not limited to, those for which the fair value option was elected (see Note 3 to the condensed consolidated financial statements). Equity sales and trading revenues reflected losses of approximately $206 million in the quarter ended September 30, 2009 due to the tightening of the Company’s credit spreads resulting from the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected compared with gains of approximately $3,651 million in the quarter ended September 30, 2008 related to the widening of the Company’s credit spreads.

In the quarter ended September 30, 2009, equity sales and trading revenues also reflected unrealized gains of approximately $54 million related to changes in the fair value of net derivative contracts attributable to the tightening of the counterparties’ credit default spreads compared with losses of $51 million in the prior year quarter related to the widening of the counterparties’ credit default spreads. The Company also recorded unrealized losses of approximately $32 million in the quarter ended September 30, 2009 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s credit default swap spreads compared with gains of $399 million in the prior year quarter related to the widening of the Company’s credit default swap spreads. The unrealized losses and gains do not reflect any gains or losses on related non-derivative hedging instruments.

Fixed Income Sales and Trading Revenues.    Fixed income sales and trading revenues decreased 77% to $2,064 million in the quarter ended September 30, 2009. Interest rate, currency and credit products revenues increased 8% in the quarter ended September 30, 2009 due to higher net revenues from interest rate and credit products, primarily reflecting strong investment grade and distressed debt trading, partially offset by lower levels of client activity and market volatility. Commodity revenues decreased 77% in the quarter ended September 30, 2009, primarily due to lower revenues from oil liquids, electricity and natural gas products, reflecting reduced levels of client activity and unfavorable market conditions. Results in the quarter ended September 30, 2009 also included a gain of approximately $334 million related to the sale of undivided participating interests in a portion of the Company’s claims against a derivative counterparty that filed for bankruptcy protection.

The quarter ended September 30, 2009 reflected losses of approximately $546 million from the tightening of the Company’s credit spreads resulting from the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected compared with gains of approximately $5,342 million in the prior year quarter related to the widening of the Company’s credit spreads (see Note 3 to the condensed consolidated financial statements).

In the quarter ended September 30, 2009, fixed income sales and trading revenues reflected unrealized gains of approximately $1,307 million related to changes in the fair value of net derivative contracts attributable to the tightening of the counterparties’ credit default spreads compared with unrealized losses of approximately $434 million in the quarter ended September 30, 2008 related to the widening of the counterparties’ credit default spreads. The Company also recorded unrealized losses of approximately $219 million in the quarter ended September 30, 2009, related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s credit default swap spreads compared with unrealized gains of approximately $1,831 million in the quarter ended September 30, 2008 related to the widening of the Company’s credit default swap spreads. The unrealized losses and gains do not reflect any gains or losses on related non-derivative hedging instruments.

Other Sales and Trading Revenues.    Sales and trading revenues included other trading revenues, consisting primarily of certain activities associated with the Company’s corporate lending activities. In the quarter ended September 30, 2009, other sales and trading gains were $670 million compared with losses of $493 million in the quarter ended September 30, 2008. Included in the $670 million were net gains of approximately $506 million (mark-to-market valuations and realized gains of approximately $1,408 million partially offset by losses on related hedges of approximately $902 million) associated with loans and lending commitments. Results in the current quarter also included a negative adjustment of $98 million, reflecting the improvement in the Company’s debt-related credit spreads on certain debt related to CIC’s investment in the Company compared with gains of $562 million in the quarter ended September 30, 2008.

Included in the $493 million for the quarter ended September 30, 2008 were net losses of approximately $728 million (mark-to-market valuations and realized losses of approximately $1.2 billion partially offset by net gains on related hedges of approximately $538 million) associated with loans and lending commitments largely related to “event-driven” lending to non-investment grade companies.

Sales and Trading Revenues in the Nine Month Period Ended September 30, 2009.    Total sales and trading revenues decreased 68% in the nine month period ended September 30, 2009 from the comparable period of 2008, reflecting lower equity and fixed income sales and trading revenues, partially offset by fewer losses in other sales and trading revenues. Equity sales and trading revenues decreased 77% primarily due to lower revenues from derivative products, prime brokerage and equity cash products. Equity sales and trading revenues also reflected losses of approximately $1,509 million in the nine month period ended September 30, 2009 due to the tightening of the Company’s credit spreads resulting from the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected compared with a benefit of approximately $4,231 million in the nine month period ended September 30, 2008 due to the widening of the Company’s credit spreads on such borrowings. Fixed income sales and trading revenues decreased 64% primarily due to losses of approximately $2,869 million from the tightening of the Company’s credit spreads resulting from the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected compared with a benefit of approximately $6,239 million in the nine month period ended September 30, 2008 due to the widening of the Company’s credit spreads on such borrowings and lower revenues from commodities, partially offset by higher revenues from interest rate, currency and credit products. In the nine month period ended September 30, 2009, other sales and trading losses were $94 million compared with losses of $2,250 million in the nine month period ended September 30, 2008. The losses in other sales and trading revenues in the nine month period ended September 30, 2008 were primarily related to mark to market valuations on loans and lending commitments associated with the Company’s corporate lending activities, primarily “event-driven” lending and writedowns of securities of approximately $0.5 billion in the Company’s Subsidiary Banks. Results in the nine month period ended September 30, 2009 also included a negative adjustment of $435 million, reflecting the improvement in the Company’s debt-related credit spreads on certain debt related to CIC’s investment in the Company compared with gains of $651 million in the quarter ended September 30, 2008.

Principal Transactions—Investments.    Principal transaction net investment gains were $37 million in the quarter ended September 30, 2009 compared with net investment losses of $390 million in the quarter ended September 30, 2008. Principal transaction net investment losses were $937 million in the nine month period ended September 30, 2009 compared with $807 million in the nine month period ended September 30, 2008. The gains in the quarter ended September 30, 2009 were primarily related to net realized and unrealized investments that benefit certain employee deferred compensation and co-investment plans and other investments. The current quarter also included lower realized and unrealized losses from the Company’s limited partnership investments in real estate funds. The losses in the nine month period ended September 30, 2009 and in the quarter and nine month period ended September 30, 2008 were primarily related to net realized and unrealized losses from the Company’s limited partnership investments in real estate funds and investments that benefit certain employee deferred compensation and co-investment plans.

Other.    Other revenues decreased 94% and 58% in the quarter and nine month period ended September 30, 2009. During the quarter and nine month period ended September 30, 2009, the Company recorded losses of approximately $29 million and gains of approximately $485 million, respectively, from the Company’s repurchase of debt in the open market. The results in the quarter and nine month period ended September 30, 2008 primarily reflected gains of approximately $1.0 billion from the Company’s repurchase of debt. The nine month period ended September 30, 2008 also included a gain associated with the sale of a controlling interest in a previously consolidated commodities subsidiary.

Non-Interest Expenses.    Non-interest expenses decreased 27% in the quarter ended September 30, 2009 and 24% in the nine month period ended September 30, 2009. The decrease in both periods was primarily due to lower compensation and benefits expense. Compensation and benefits expense decreased 32% and 27% in the quarter and nine month period, primarily reflecting lower incentive-based compensation accruals due to lower net revenues. Non-compensation expenses decreased 14% and 18% in the quarter and nine month period, partly due to lower levels of business activity and the Company’s initiatives to reduce costs. Brokerage, clearing and exchange fees decreased 20% and 32% in the quarter and nine month period, primarily due to decreased trading activity. Marketing and business development expenses decreased 41% and 46% in the quarter and nine month period, primarily due to lower levels of business activity. Professional services expense decreased 13% and 22% in the quarter and nine month period, primarily due to lower consulting fees. The results in the nine month period were also due to lower legal and recruiting fees. Other expenses decreased 26% and 18% in the quarter and nine month period, primarily resulting from lower levels of business activity and lower litigation expense.

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in millions)
Revenues:
Investment banking	$168	$82	$394	$351
Principal transactions:
Trading	346	186	895	570
Investments	10	(16)	(3)	(22)
Commissions	709	342	1,383	1,045
Asset management, distribution and administration fees	1,574	690	2,901	2,065
Other	54	34	166	876

Total non-interest revenues	2,861	1,318	5,736	4,885

Interest and dividends	327	343	818	958
Interest expense	159	79	303	233

Net interest	168	264	515	725

Net revenues	3,029	1,582	6,251	5,610

Compensation and benefits	1,943	942	4,149	3,008
Non-compensation expenses	806	641	1,774	1,382

Total non-interest expenses	2,749	1,583	5,923	4,390

Income (loss) before income taxes	280	(1)	328	1,220
Provision for (benefit from) income taxes	92	(13)	109	443

Net income	188	12	219	777
Net income (loss) applicable to non-controlling interests	83	—	(35)	—

Net income applicable to Morgan Stanley	$105	$12	$254	$777

On May 31, 2009, MSSB was formed (see Note 2 to the condensed consolidated financial statements for further information). The Company owns 51% of MSSB, which is consolidated. As a result, the operating results for MSSB are included in the Global Wealth Management Group business segment since May 31, 2009. Net income (loss) applicable to non-controlling interests of $83 million in the quarter ended September 30, 2009 and net losses of $35 million for the nine month period ended September 30, 2009 represents Citi’s interest in MSSB.

Investment Banking.    Investment banking revenues increased 105% and 12% in the quarter and nine month period ended September 30, 2009, primarily due to the operating results of MSSB and higher equity underwriting activity, partially offset by lower underwriting activity across fixed income and unit trust products.

Principal Transactions—Trading.    Principal transaction trading revenues increased 86% and 57% in the quarter and nine month period ended September 30, 2009, primarily due to the operating results of MSSB and higher revenues from municipal and corporate fixed income securities, partially offset by lower revenues from government securities. The quarter and nine month period ended September 30, 2009 also reflected net gains associated with investments that benefit certain employee deferred compensation plans.

Principal Transactions—Investments.    Principal transaction net investment gains were $10 million in the quarter ended September 30, 2009 compared with net investment losses of $16 million in the quarter ended

September 30, 2008. Principal transaction net investment losses were $3 million in the nine month period ended September 30, 2009 compared with net investment losses of $22 million in the nine month period ended September 30, 2008. The gains in the quarter ended September 30, 2009 primarily reflected net gains associated with investments that benefit certain employee deferred compensation plans. The losses in the nine month period ended September 30, 2009 and in the quarter and nine month period ended September 30, 2008 primarily reflected net losses associated with investments that benefit certain employee deferred compensation plans.

Commissions.    Commission revenues increased 107% in the quarter ended September 30, 2009, reflecting the operating results of MSSB and higher client activity. Commission revenues increased 32% in the nine month period ended September 30, 2009, reflecting the operating results of MSSB, partially offset by lower client activity.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 128% and 40% in the quarter and nine month period ended September 30, 2009, primarily due to the operating results of MSSB and fees associated with customer account balances in the bank deposit program. Results in the nine month period ended September 30, 2009 were partially offset by lower client asset balances in fee-based accounts prior to the consummation of the MSSB transaction. Beginning in June 2009, revenues in the bank deposit program are primarily included in Asset management, distribution and administration fees prospectively. These revenues were previously reported in Interest and dividends revenues. This change is the result of agreements that were entered into in connection with the MSSB transaction.

Balances in the bank deposit program rose to $110.4 billion as of September 30, 2009 from $33.8 billion as of September 30, 2008, primarily due to MSSB. Deposits held by certain of the Company’s FDIC-insured depository institutions were $52 billion of the $110 billion deposits.

Client assets in fee-based accounts increased 116% to $365 billion as of September 30, 2009 and represented 24% of total client assets compared with 26% as of September 30, 2008.

Total client asset balances increased to $1,532 billion as of September 30, 2009 from $647 billion as of September 30, 2008, primarily due to MSSB. Client asset balances in households with assets greater than $1 million increased to $1,058 billion as of September 30, 2009 from $431 billion as of September 30, 2008.

Other.    Other revenues increased 59% in the quarter ended September 30, 2009 and decreased 81% in the nine month period ended September 30, 2009. The results in the quarter and nine month period ended September 30, 2009 included the operating results of MSSB. The results in the nine month period ended September 30, 2008 included $743 million related to the sale of MSWM S.V., the Spanish onshore mass affluent wealth management business.

Net Interest.    Net interest revenues decreased 36% and 29% in the quarter and nine month period ended September 30, 2009, primarily reflecting the change in classification of the bank deposit program noted above, a decline in customer margin loan balances and increased funding costs.

Non-Interest Expenses.    Non-interest expenses increased 74% and 35% in the quarter and nine month period ended September 30, 2009, respectively, and included the operating results of MSSB, the amortization of MSSB’s intangible assets and integration costs for MSSB. Integration costs for MSSB were $65 million and $351 million for the quarter and nine month period ended September 30, 2009, respectively. Integration costs for the nine month period ended September 30, 2009 included a one-time expense of $124 million for replacement deferred compensation awards. The cost of these replacement awards was fully allocated to Citi within non-controlling interests. Compensation and benefits expense increased 106% and 38% in the quarter and nine month period ended September 30, 2009, primarily reflecting MSSB and the replacement awards noted above. Non-compensation expenses increased 26% and 28% in the quarter and nine month period. Occupancy and equipment expense increased 107% and 53% in the quarter and nine month period, primarily due to the operating results of MSSB. The results in the nine month period were also due to higher rent and lease expenses. Information processing and communications expense increased 82% and 36% in the quarter and nine month period primarily due to the operating results of MSSB. Professional services expense increased 53% and 46% in the quarter and nine month period, primarily due to costs related to MSSB. Other expenses decreased 12% in the quarter ended September 30, 2009 and increased 10% in the nine month period ended September 30, 2009 as compared with the prior year periods. The decrease in Other expenses in the quarter was due to a charge of $275 million related to auction rate securities recorded in the prior year period. The increase in the nine month period ended September 30, 2009 was primarily due to the operating costs of MSSB and a charge of $25 million related to FDIC assessment on deposits.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in millions)
Revenues:
Investment banking	$19	$17	$55	$82
Principal transactions:
Trading	(25)	23	(122)	(143)
Investments	52	(327)	(348)	(728)
Commissions	2	3	7	11
Asset management, distribution and administration fees	566	699	1,573	2,285
Other	142	160	369	284

Total non-interest revenues	756	575	1,534	1,791

Interest and dividends	8	35	25	58
Interest expense	66	161	214	244

Net interest	(58)	(126)	(189)	(186)

Net revenues	698	449	1,345	1,605

Compensation and benefits	433	342	983	1,109
Non-compensation expenses	621	417	1,516	1,150

Total non-interest expenses	1,054	759	2,499	2,259

Loss from continuing operations before income taxes	(356)	(310)	(1,154)	(654)
Benefit from income taxes	(88)	(101)	(359)	(238)

Loss from continuing operations	(268)	(209)	(795)	(416)

Discontinued operations:
Loss from discontinued operations	—	(3)	—	(3)
Benefit from income taxes	—	(1)	—	(1)

Loss from discontinued operations	—	(2)	—	(2)

Net loss	(268)	(211)	(795)	(418)
Net loss applicable to non-controlling interests	(62)	—	(63)	—

Net loss applicable to Morgan Stanley	$(206)	$(211)	$(732)	$(418)

Investment Banking.    Investment banking revenues decreased 33% in the nine month period ended September 30, 2009, primarily reflecting lower revenues from real estate products.

Principal Transactions—Trading.    In the quarter and nine month period ended September 30, 2009, the Company recognized losses of $25 million and $122 million, respectively, compared with a gain of $23 million and losses of $143 million in the quarter and nine month period ended September 30, 2008, respectively. Trading results in the quarter and nine month period ended September 30, 2009 included losses from hedges on certain investments and long-term debt. Trading results in the nine month period ended September 30, 2009 also included mark-to-market losses related to a lending facility to a real estate fund sponsored by the Company. Losses in the nine month period ended September 30, 2009 were partially offset by gains of $171 million related to SIV positions that were held on the Company’s condensed consolidated statements of financial condition compared with losses of $66 million and $212 million in the quarter and nine month period ended September 30, 2008, respectively.

Principal Transactions—Investments.    Principal transaction net investment gains of $52 million and net investment losses of $348 million were recognized in the quarter and nine month period ended September 30, 2009 as compared with losses of $327 million and $728 million in the quarter and nine month period ended September 30, 2008. The results in the quarter ended September 30, 2009 were primarily related to net investment gains associated with the Company’s alternatives, equity and private equity investments, as well as gains associated with certain investments for the benefit of the Company’s employee deferred compensation and co-investment plans. The results in the nine month period ended September 30, 2009 were primarily related to net investment losses associated with the Company’s real estate investments, losses associated with Crescent and losses associated with certain investments for the benefit of the Company’s employee deferred compensation and co-investment plans. Losses in the nine month period were partially offset by net investment gains associated with the Company’s alternatives business.

The quarter and nine month period ended September 30, 2009 also included operating losses of two consolidated real estate funds sponsored by the Company. The Company consolidated the funds during the quarter ended September 30, 2009 due to a reassessment of its primary beneficiary position with respect to the funds reflecting the continued deterioration of equity in the funds combined with the Company’s financial assistance provided to the funds. The limited partnership interests in the earnings of these funds are reported in Net income (loss) applicable to non-controlling interests on the condensed consolidated statement of income.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees decreased 19% and 31% in the quarter and nine month period ended September 30, 2009 compared with the quarter and nine month period ended September 30, 2008, respectively. The decrease in the quarter and nine month period primarily reflected lower fund management and administration fees reflecting a decrease in average assets under management.

Asset Management’s period-end and average assets under management or supervision were as follows:

	At September 30,		Average For the Three Months Ended September 30,		Average For the Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008
	(dollars in billions)
Assets under management or supervision by distribution channel:
Morgan Stanley Retail and Intermediary	$50	$61	$48	$68	$45	$73
Van Kampen Retail and Intermediary	98	112	92	121	85	131
Retail money markets	19	31	20	34	23	34

Total Americas Retail	167	204	160	223	153	238
U.S. Institutional	78	107	76	117	78	122
Institutional money markets	34	55	37	84	44	80
Non-U.S.	101	110	96	120	93	125

Total assets under management or supervision	380	476	369	544	368	565
Share of non-controlling interest assets(1)	6	7	6	8	6	7

Total	$386	$483	$375	$552	$374	$572

	At September 30,		Average For the Three Months Ended September 30,		Average For the Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008
	(dollars in billions)
Assets under management or supervision by asset class:
Equity	$166	$181	$156	$203	$142	$224
Fixed income	130	175	131	215	141	214
Alternatives(2)	49	67	47	70	45	71
Unit trust	12	11	11	12	9	13

Total core asset management	357	434	345	500	337	522

Private equity	4	3	4	3	4	3
Infrastructure	4	4	4	4	4	3
Real estate	15	35	16	37	23	37

Total merchant banking	23	42	24	44	31	43

Total assets under management or supervision	380	476	369	544	368	565
Share of non-controlling interest assets(1)	6	7	6	8	6	7

Total	$386	$483	$375	$552	$374	$572

(1)	Amounts represent Asset Management’s proportional share of assets managed by entities in which it owns a non-controlling interest.
(2)	The alternatives asset class includes a range of investment products such as hedge funds, funds of hedge funds and funds of private equity funds.

Activity in Asset Management’s assets under management or supervision for the quarters and nine month periods ended September 30, 2009 and September 30, 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in billions)
Balance at beginning of period	$361	$579	$404	$590
Net flows by distribution channel:
Morgan Stanley Retail and Intermediary	1	(3)	(2)	(5)
Van Kampen Retail and Intermediary	(1)	(5)	(6)	(9)
Retail money markets	(2)	(5)	(10)	(2)

Total Americas Retail	(2)	(13)	(18)	(16)
U.S. Institutional	(2)	(4)	(11)	(3)
Institutional money markets	(5)	(34)	(19)	(12)
Non-U.S.	—	—	(7)	1

Total net flows	(9)	(51)	(55)	(30)
Net market appreciation/(depreciation)	34	(45)	37	(78)

Total net increase/(decrease)	25	(96)	(18)	(108)
Acquisitions	—	—	—	1

Balance at end of period	$386	$483	$386	$483

Net flows in the quarter ended September 30, 2009 were associated with negative outflows from Institutional money markets, Retail money markets and U.S. Institutional. Net flows in the nine month period ended September 30, 2009 were associated with negative outflows across all distribution channels. The Company’s decline in assets under management from September 30, 2008 to September 30, 2009 included net customer outflows of $79.4 billion, primarily in the Company’s money market and long-term fixed income funds.

Other.    Other revenues decreased 11% in the quarter ended September 30, 2009 compared with the quarter ended September 30, 2008 and increased 30% in the nine month period ended September 30, 2009 compared with the nine month period ended September 30, 2008. The results in the quarter ended September 30, 2009 were primarily due to lower revenues associated with Crescent. The results in the nine month period ended September 30, 2009 were primarily due to higher revenues associated with Crescent. Other revenues in the nine month period were partially offset by a $46 million impairment on certain equity method investments owned by Crescent. See “Other Matters—Real Estate” herein for further discussion. The results in the nine month period ended September 30, 2009 also reflected lower revenues associated with Lansdowne Partners, a London-based investment manager in which the Company has a non-controlling interest.

Non-Interest Expenses.    Non-interest expenses increased 39% and 11% in the quarter and nine month period ended September 30, 2009, respectively, from the comparable periods of 2008. The results in the quarter ended September 30, 2009 primarily reflected an impairment charge of $251 million associated with Crescent and an increase in compensation and benefits expense. The results in the nine month period ended September 30, 2009 primarily reflected higher operating costs and an impairment charge of $420 million associated with Crescent, partially offset by a decrease in compensation and benefits expense. Compensation and benefits expense increased 27% in the quarter ended September 30, 2009, primarily reflecting higher net revenues. Compensation and benefits expense decreased 11% in the nine month period ended September 30, 2009, primarily reflecting lower net revenues. Non-compensation expenses increased 49% and 32% in the quarter and nine month period ended September 30, 2009. Brokerage, clearing and exchange fees decreased 49% and 47% in the quarter and nine month period ended September 30, 2009, primarily due to lower fee sharing expenses. Marketing and business development expense decreased 43% and 42% in the quarter and nine month period ended September 30, 2009, primarily due to lower levels of business activity. Professional services expense decreased

12% and 16% in the quarter and nine month period ended September 30, 2009, primarily due to lower consulting fees. Other expenses increased by $286 million to $396 million in the quarter ended September 30, 2009 and increased by $616 million to $838 million in the nine month period ended September 30, 2009, primarily due to Crescent operating costs and the impairment charges of $251 million and $420 million in the quarter and nine month period ended September 30, 2009, respectively, as previously mentioned.

Other Matters.

Sale of Bankruptcy Claims.

During the quarter ended September 30, 2009, the Company entered into multiple participation agreements with certain investors whereby the Company sold undivided participating interests representing 85% (or $1,158 million) of its claims totaling $1,362 million, pursuant to International Swaps and Derivatives Association (“ISDA”) master agreements, against a derivative counterparty that filed for bankruptcy protection. The Company received cash proceeds of $445 million and recorded a gain on sale of approximately $334 million in the quarter ended September 30, 2009. The gain is reflected in the condensed consolidated statement of income in Principal transactions—trading revenues within the Institutional Securities business segment.

As a result of the bankruptcy of the derivative counterparty, the Company, as contractually entitled, exercised remedies as the non-defaulting party and determined the value of the claims under the ISDA master agreements in a commercially reasonable manner. The Company filed its claims with the bankruptcy court. In connection with the sale of the undivided participating interests in a portion of the claims, the Company provided certain representations and warranties related to the allowance of the amount stated in the claims submitted to the bankruptcy court. The bankruptcy court will be evaluating all of the claims filed against the derivative counterparty. To the extent, in the future, any portion of the stated claims is disallowed or reduced by the bankruptcy court in excess of a certain amount, then the Company must refund a portion of the purchase price plus interest from the date of the participation agreements to the repayment date. The maximum amount that the Company could be required to refund is the total proceeds of $445 million plus interest. The Company recorded a liability for the fair value of this possible disallowance. The fair value was determined by assessing mid-market values of the underlying transactions, where possible, prevailing bid-offer spreads around the time of the bankruptcy filing, and applying valuation adjustments related to estimating unwind costs. The investors, however, bear full price risk associated with the allowed claims as it relates to the liquidation proceeds from the bankruptcy estate. The Company also agreed to service the claims and, as such, recorded a liability for the fair value of the servicing obligation. The Company will continue to measure these obligations at fair value with changes in fair value recorded in earnings. These obligations are reflected in the condensed consolidated statement of financial condition as Financial instruments sold, not yet purchased—derivatives and other contracts.

Real Estate.

Real Estate Investor Funds.    The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner.

Crescent and Other Consolidated Interests.    The assets of Crescent primarily include office buildings, investments in resorts and residential developments in select markets across the U.S. (the “Crescent properties”). The Company also holds other consolidated interests related to real estate funds and private equity investments. Included in Other expenses in the condensed consolidated statements of income are impairment charges associated with Crescent of $251 million and $420 million in the quarter and nine month period ended September 30, 2009, respectively.

Real Estate Investments.    The Company’s real estate investments as of September 30, 2009 are shown below. Such amounts exclude investments that benefit certain employee deferred compensation and co-investment plans.

	Statement of Financial Condition September 30, 2009	Statement of Financial Condition December 31, 2008	Loss Three Months Ended September 30, 2009	Loss Nine Months Ended September 30, 2009
	(dollars in billions)
Crescent and other consolidated interests(1)	$3.7	$3.8	$(0.4)	$(1.0)
Real estate funds(2)	0.5	1.0	—	(0.9)
Real estate bridge financing	—	0.2	—	(0.2)
Infrastructure fund	0.2	0.1	—	—

Total(3)	$4.4	$5.1	$(0.4)	$(2.1)

(1)	Condensed consolidated statement of financial condition amounts represent investment assets of consolidated subsidiaries, net of non-controlling interests, certain of which are subject to non-recourse debt of $2.5 billion provided by third-party lenders (see Note 7 to the condensed consolidated financial statements). Condensed consolidated statement of income amounts directly related to investments held by consolidated subsidiaries are condensed in this presentation and include principal transactions, net operating revenues and expenses and impairment charges.
(2)	In the quarter ended September 30, 2009, the Company consolidated certain real estate funds resulting in a transfer of investment assets of $0.2 billion, which is net of non-controlling interests of $0.6 billion, from real estate funds to consolidated interests. The results for the quarter ended September 30, 2009 for these newly consolidated subsidiaries, net of non-controlling interests, were not significant. The Company consolidated the funds during the quarter ended September 30, 2009 due to a reassessment of its primary beneficiary position with respect to the funds, reflecting the continued deterioration of equity in the funds combined with the Company’s financial assistance provided to the funds. The limited partnership interests in the earnings of these funds are reported in Net income (loss) applicable to non-controlling interests on the condensed consolidated statement of income.
(3)	The Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to these investments of $1.6 billion as of September 30, 2009 (see Note 9 to the condensed consolidated financial statements).

Mortgage-Related Exposures.

The Company’s net exposure relating to mortgage-related trading positions was $7.4 billion as of September 30, 2009. Net exposure is defined as potential loss to the Company over a period of time in an event of 100% default of the referenced loan, assuming zero recovery. The net/asset liability position reflected in the Company’s condensed consolidated statement of financial condition was $30.2 billion as of September 30, 2009. Such amounts do not take into account any netting of cash collateral against these positions.

The following matters are discussed in the Company’s notes to the condensed consolidated financial statements. For further information on these matters, please see the applicable note:

Note

Accounting Developments:

Dividends on Share-Based Payment Awards	1

Transfers of Financial Assets and Repurchase Financing Transactions	1

Determination of the Useful Life of Intangible Assets	1

Instruments Indexed to an Entity’s Own Stock	1

Disclosures about Postretirement Benefit Plan Assets	1

Subsequent Events	1

Transfers of Financial Assets and Extinguishments of Liabilities and Consolidation of Variable Interest Entities	1

FASB Accounting Standards Codification	1

Fair Value Measurements and Disclosures	1

Income Taxes	17

Critical Accounting Policies.

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which requires the Company to make estimates and assumptions (see Note 1 to the condensed consolidated financial statements). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements for the fiscal year ended November 30, 2008 in Exhibit 99.1 in the Form 8-K), the following involve a higher degree of judgment and complexity.

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

The Company’s Level 3 assets before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $51.5 billion, $83.6 billion and $86.4 billion as of September 30, 2009, December 31, 2008 and November 30, 2008, respectively, and represented approximately 15%, 29% and 30% as of September 30, 2009, December 31, 2008 and November 30, 2008, respectively, of the assets measured at fair value (7%, 12% and 13% of total assets as of September 30, 2009, December 31, 2008 and November 30, 2008, respectively). Level 3 liabilities before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $18.8 billion, $29.8 billion and $28.4 billion as of September 30, 2009, December 31, 2008 and November 30, 2008, respectively, and represented approximately 10%, 17% and 16%, respectively, of the Company’s liabilities measured at fair value.

During the quarter ended September 30, 2009, the Company reclassified approximately $3.8 billion of certain Corporate and other debt from Level 3 to Level 2. The reclassifications were primarily related to corporate loans, state and municipal securities, asset-backed securities and commercial mortgage-backed securities. The reclassifications were primarily due to an increase in market price quotations for these or comparable instruments, or available broker quotes, such that observable inputs were utilized for the fair value measurement of these instruments. Corporate loans were reclassified as more liquidity entered the market and price transparency increased for certain corporate loans due to refinancing activities. Separately, certain SLARS were reclassified from Level 3 to Level 2 as there was increased activity in the SLARS market and restructuring activity of the underlying trusts.

During the quarter ended September 30, 2009, the Company reclassified approximately $1.3 billion of certain Long-term borrowings from Level 2 to Level 3. The reclassifications primarily related to structured notes for which certain significant inputs became unobservable and deemed significant.

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

Consistent with market practice, the Company has individually negotiated agreements with certain counterparties to exchange collateral (“margining”) based on the level of fair values of the derivative contracts they have executed. Through this margining process, one party or each party to a derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required. This sharing of fair value information provides additional support of the Company’s recorded fair value for the relevant OTC derivative products. For certain OTC derivative products, the Company, along with other market participants, contributes derivative pricing information to aggregation services that synthesize the data and make it accessible to subscribers. This information is then used to evaluate the fair value of these OTC derivative products. For more information regarding the Company’s risk management practices, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

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

The Company completed its annual goodwill impairment testing as of June 1, 2009 and 2008. During the quarter ended September 30, 2009, the Company changed the date of its annual goodwill impairment testing to July 1, as a result of the Company’s change in its fiscal year-end from November 30 to December 31 of each year. The change to the annual goodwill impairment testing date was to move the impairment testing outside of the Company’s normal second quarter-end reporting process to a date in the third quarter, consistent with the testing date prior to the change in the fiscal year-end. The Company believes that the resulting change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge. Goodwill impairment tests performed as of July 1, 2009 concluded that no impairment charges were required as of that date. The Company determined that the change in accounting principle related to the annual testing date is preferable under the circumstances and does not result in adjustments to the Company’s condensed consolidated financial statements when applied retrospectively.

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

Indefinite-lived intangible assets which are not amortized are reviewed annually (or more frequently when certain events or circumstances exist) for impairment. For indefinite-lived intangible assets, an impairment exists when the carrying amount exceeds its fair value.

See Note 3 to the condensed consolidated financial statements for intangible asset impairments recorded during the quarter and nine month period ended September 30, 2009.

For both goodwill and intangible assets, to the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. For amortizable intangible assets, the new cost basis shall be amortized over the remaining useful life of that asset.

See Note 6 to the condensed consolidated financial statements for further information on goodwill and intangible assets. In addition, see Note 2 to the condensed consolidated financial statements for information on the goodwill and intangible assets acquired on May 31, 2009 in connection with the consummation of the MSSB transaction on May 31, 2009 and the goodwill and intangible assets acquired on July 31, 2009 in connection with the managed futures business.

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

See Notes 9 and 17 to the condensed consolidated financial statements for additional information on legal proceedings and tax examinations.

Special Purpose Entities and Variable Interest Entities.

The Company’s involvement with special purpose entities (“SPEs”) consists primarily of the following:

•	Transferring financial assets into SPEs;

•	Acting as an underwriter of beneficial interests issued by securitization vehicles;

•	Holding one or more classes of securities issued by, or making loans to or investments in, SPEs that hold debt, equity, real estate or other assets;

•

Purchasing and selling (in both a market-making and a proprietary-trading capacity) securities issued by SPEs/variable interest entities (“VIEs”), whether such vehicles are sponsored by the Company or not;

•	Entering into derivative transactions with SPEs (whether or not sponsored by the Company);

•	Providing warehouse financing to collateralized debt obligations and collateralized loan obligations;

•	Entering into derivative agreements with non-SPEs whose value is derived from securities issued by SPEs;

•	Servicing assets held by SPEs or holding servicing rights related to assets held by SPEs that are serviced by others under subservicing arrangements;

•	Serving as an asset manager to various investment funds that may invest in securities that are backed, in whole or in part, by SPEs; and

•	Structuring and/or investing in other structured transactions designed to provide enhanced, tax-efficient yields to the Company or its clients.

The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial instruments. The Company’s involvement with SPEs is discussed further in Note 5 to the condensed consolidated financial statements.

In most cases, these SPEs are deemed for accounting purposes to be VIEs. Unless a VIE is determined to be a qualifying special purpose entity (“QSPE”) (see Note 1 to the condensed consolidated financial statements), the Company is required to perform an analysis of each VIE at the date upon which the Company becomes involved with it to determine whether the Company is the primary beneficiary of the VIE, in which case the Company must consolidate the VIE. QSPEs are not consolidated.

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

Effective January 1, 2010, the Company may be required to consolidate QSPEs, to which the Company has previously sold assets, and the Company may also be required to consolidate other VIEs that are not currently consolidated or may de-consolidate entities that are currently consolidated. See Note 1 to the condensed consolidated financial statements for information on Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets” and SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R).”

Liquidity and Capital Resources.

The Company’s senior management establishes the liquidity and capital policies of the Company. Through various risk and control committees, the Company’s senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity and interest rate and currency sensitivity of the Company’s asset and liability position. The Company’s Treasury Department, Firm Risk Committee, Asset and Liability Management Committee (“ALCO”) and other control groups assist in evaluating, monitoring and controlling the impact that the Company’s business activities have on its condensed consolidated statements of financial condition, liquidity and capital structure.

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

The Company’s total assets increased to $769,503 million as of September 30, 2009, from $676,764 million as of December 31, 2008. The increase was primarily due to increases in financial instruments owned—U.S. government and agency securities and other sovereign government obligations, securities borrowed, Federal funds sold and securities purchased under agreements to resell, partially offset by decreases in interest bearing deposits with banks and financial instruments owned—derivative and other contracts.

Within the sales and trading related assets and liabilities are transactions attributable to securities financing activities. As of September 30, 2009, securities financing assets and liabilities were $340 billion and $301 billion, respectively. As of December 31, 2008, securities financing assets and liabilities were $269 billion and $236 billion, respectively. Securities financing transactions include repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received, customer receivables/payables and related segregated customer cash.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer owned securities, and customer cash, which is segregated, according to regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage clients. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets was $16 billion and $5 billion as of September 30, 2009 and December 31, 2008, respectively, recorded in accordance with accounting guidance for the transfer of financial assets which represented equal and offsetting assets and liabilities for fully collateralized non-cash loan transactions.

The Company uses the tangible common equity (“TCE”) to risk weighted assets ratio, the Tier 1 leverage ratio, risk based capital ratios (see “Regulatory Requirements” herein), Tier 1 common ratio and the balance sheet leverage ratio as indicators of capital adequacy when viewed in the context of the Company’s overall liquidity and capital policies.

The following table sets forth the Company’s total assets and leverage ratios as of September 30, 2009 and December 31, 2008 and average balances during the nine month period ended September 30, 2009:

	Balance at		Average Balance(1)
	September 30, 2009	December 31, 2008	For the Nine Months Ended September 30, 2009
	(dollars in millions, except ratio data)
Total assets	$769,503	$676,764	$715,226

Common equity	$36,752	$29,585	$33,108
Preferred equity	9,597	19,168	15,310

Morgan Stanley shareholders’ equity	46,349	48,753	48,418
Junior subordinated debentures issued to capital trusts	10,701	10,312	10,565

Subtotal	57,050	59,065	58,983
Less: Goodwill and net intangible assets(2)	(7,902)	(2,978)	(5,403)

Tangible Morgan Stanley shareholders’ equity	$49,148	$56,087	$53,580

Common equity	$36,752	$29,585	$33,108
Less: Goodwill and net intangible assets(2)	(7,902)	(2,978)	(5,403)

Tangible common equity(3)	$28,850	$26,607	$27,705

Leverage ratio(4)	15.7x	12.1x	13.3x

Tangible common equity/risk weighted assets(5)	9.6%	N/A	N/A

Tier 1 common ratio(6)	8.2%	N/A	N/A

N/A The Company began calculating its risk weighted assets under Basel I as of March 31, 2009.

(1)	The Company calculates its average balances based upon weekly amounts, except where weekly balances are unavailable, month-end balances are used.
(2)	Goodwill and net intangible assets exclude mortgage servicing rights of $144 million and $184 million, as of September 30, 2009 and December 31, 2008, respectively. Beginning May 31, 2009, amounts include the Company’s preliminary estimate of only its share of MSSB’s goodwill and intangible assets.
(3)	Tangible common equity equals common equity less goodwill and net intangible assets. The Company views tangible common equity as a useful measure to investors because it is a commonly utilized metric and reflects the common equity deployed in the Company’s businesses.
(4)	Leverage ratio equals total assets divided by tangible Morgan Stanley shareholders’ equity.
(5)	For discussion of risk weighted assets, see “Regulatory Requirements” herein.
(6)	The Tier 1 common ratio equals Tier 1 common equity divided by risk-weighted assets. Tier 1 common equity equals Tier 1 capital less qualifying preferred stock, qualifying mandatorily convertible trust preferred securities and qualifying restricted core capital elements, adjusted for the portion of goodwill and non-servicing intangible assets associated with non-controlling interests. The Company views the Tier 1 common ratio as a useful measure for investors because it is a commonly utilized metric. For a discussion of risk-weighted assets and Tier 1 capital, see “Regulatory Requirements” herein.

Activity in the Nine Month Period Ended September 30, 2009.

The Company’s total capital consists of shareholders’ equity, long-term borrowings (debt obligations scheduled to mature in more than 12 months) and junior subordinated debt issued to capital trusts. As of September 30, 2009, total capital was $217,009 million, an increase of $9,001 million from December 31, 2008.

During the nine month period ended September 30, 2009, the Company issued notes with a principal amount of approximately $36 billion, including non-U.S. dollar currency notes aggregating approximately $4.4 billion. These notes include the public issuance of $8.5 billion of senior unsecured notes that were not guaranteed by the FDIC. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates (“LIBOR”) trading levels. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.7 years as of September 30, 2009.

As of September 30, 2009, the aggregate outstanding principal amount of the Company’s senior indebtedness (as defined in the Company’s senior debt indentures) was approximately $180 billion (including guaranteed obligations of the indebtedness of subsidiaries).

Equity Capital-Related Transactions.

In August of 2009, under the terms of the CPP securities purchase agreement, the Company repurchased the warrant from the U.S. Treasury in the amount of $950 million. The warrant was previously issued to the U.S. Treasury for the purchase of 65,245,759 shares of the Company’s common stock at an exercise price of $22.99 per share. The repayment of the Series D Preferred Stock in the amount of $10.0 billion, completed in June 2009, and the warrant repurchase in the amount of $950 million reduced the Company’s total equity by $10,950 million in the nine month period ended September 30, 2009.

During the nine month period ended September 30, 2009, the Company issued common stock for approximately $6.9 billion in two registered public offerings in May and June 2009. MUFG elected to participate in both offerings and in one of the offerings funded its purchase of $0.7 billion of common stock with the proceeds of the Company’s partial repurchase of its Series C Preferred Stock.

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

As of September 30, 2009, the Company’s equity capital (which includes shareholders’ equity and junior subordinated debentures issued to capital trusts) was $57,050 million, a decrease of $2,015 million from December 31, 2008, primarily due to the repayment of the Series D Preferred Stock and the warrant repurchase, partially offset by the Company’s common stock offerings.

As of September 30, 2009, the Company had approximately $1.6 billion remaining under its share repurchase program out of the $6 billion authorized by the Board of Directors in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. During the quarter and the nine month period ended September 30, 2009, the Company did not repurchase common stock as part of its capital management share repurchase program (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

The Board of Directors determines the declaration and payment of the common dividend on a quarterly basis. On October 21, 2009, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05 per share.

In September 2009, the Company declared a quarterly dividend of $255.56 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25556); a quarterly dividend of $25.00 per share of perpetual Fixed Rate Non-Cumulative Convertible Preferred Stock, Series B and a quarterly dividend of $25.00 per share of perpetual Fixed Rate Non-Cumulative Preferred Stock, Series C.

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

The Company uses economic capital to allocate Tier 1 capital and common equity to its business segments. The following table presents the Company’s allocated average Tier 1 capital and average common equity for the quarter ended September 30, 2009 and the quarter ended December 31, 2008:

	Three Months Ended September 30, 2009		Three Months Ended December 31, 2008
	Average Tier 1 capital	Average common equity	Average Tier 1 capital	Average common equity
	(dollars in billions)
Institutional Securities	$23.2	$16.7	$23.8	$22.1
Global Wealth Management Group	3.4	7.4	1.9	1.4
Asset Management	2.7	2.9	3.8	3.8
Unallocated capital	15.9	9.7	18.4	6.7

Total from continuing operations	$45.2	$36.7	$47.9	$34.0
Discontinued operations	—	—	—	0.2

Total	$45.2	$36.7	$47.9	$34.2

Tier 1 Capital and common equity allocated to the Institutional Securities business segment decreased from the quarter ended December 31, 2008 driven by reductions in operational and credit risk exposures. Common equity decreases were also driven by the reduction of debt valuation adjustment. Tier 1 Capital and common equity allocated to the Global Wealth Management Group business segment increased from the quarter ended December 31, 2008 driven by increases in risk associated with the consolidation of MSSB. Common equity increases were also driven by the MSSB-related goodwill and intangibles. Tier 1 Capital and common equity allocated to the Asset Management business segment decreased from the quarter ended December 31, 2008 driven by reductions in the value of the segment’s investments.

The Company generally uses available unallocated capital for organic growth, acquisitions and other capital needs, including repurchases of common stock when appropriate, while maintaining adequate capital ratios. For a discussion of risk-based capital ratios, see “Regulatory Requirements” herein.

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

Contingency Funding Plan.    The Contingency Funding Plan is the Company’s primary liquidity risk management tool. The CFP models a potential, prolonged liquidity contraction over a one-year time period and sets forth a course of action to effectively manage a liquidity event. The CFP and liquidity risk exposures are evaluated on an on-going basis and reported to the Firm Risk Committee, ALCO and other appropriate risk committees.

The Company’s CFP model incorporates scenarios with a wide range of potential cash outflows during a liquidity stress event, including, but not limited to, the following: (i) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (ii) maturity roll-off of outstanding letters of credit with no further issuance and replacement with cash collateral; (iii) return of unsecured securities borrowed and any cash raised against these securities; (iv) additional collateral that would be required by counterparties in the event of a three-notch long-term credit ratings downgrade; (v) higher haircuts on or lower availability of secured funding; (vi) client cash withdrawals; (vii) drawdowns on unfunded commitments provided to third parties; and (viii) discretionary unsecured debt buybacks.

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

On September 30, 2009, the parent liquidity reserve was $61 billion, and the total Company liquidity reserve was $153 billion. For the quarter and nine month period ended September 30, 2009, the average parent liquidity reserve was $58 billion and $60 billion, respectively, and the average total Company liquidity reserve was $155 billion and $152 billion, respectively.

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

In addition, the Company, through several of its subsidiaries, maintains committed credit facilities to support various businesses, including the collateralized commercial and residential mortgage whole loan, derivative contracts, warehouse lending, emerging market loan, structured product, corporate loan, investment banking and prime brokerage businesses.

The Company also has the ability to access liquidity from the Federal Reserve against collateral through a number of lending facilities. The Primary Dealer Credit Facility (“PDCF”) and the Primary Credit Facility are available to provide daily access to funding for primary dealers and depository institutions, respectively. The Term Securities Lending Facility (“TSLF”) and the Term Auction Facility are available to primary dealers and depository institutions, respectively, and allow for the borrowing of longer-term funding on a regular basis that is available at auction on pre-announced dates. The PDCF and TSLF are scheduled to expire on February 1, 2010.

Unsecured Financing.    The Company views long-term debt and deposits as stable sources of funding for core inventories and illiquid assets. Securities inventories not financed by secured funding sources and the majority of current assets are financed with a combination of short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating rate and deposits. The Company uses derivative products (primarily interest rate, currency and equity swaps) to assist in asset and liability management and to hedge interest rate risk (see Note 9 to the consolidated financial statements for the fiscal year ended November 30, 2008 included in Exhibit 99.1 in the Form 8-K).

Temporary Liquidity Guarantee Program (“TLGP”).    In October 2008, the Secretary of the U.S. Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the TLGP.

Based on the Final Rule adopted on November 21, 2008, the TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Company) between October 14, 2008 and June 30, 2009. Effective March 23, 2009, the FDIC adopted an Interim Rule that extends the expiration of the FDIC guarantee on debt issued by certain issuers (including the Company) on or after April 1, 2009 to December 31, 2012. The maximum amount of FDIC-guaranteed debt a participating Eligible Entity (including the Company) may have outstanding is 125% of the entity’s senior unsecured debt that was outstanding as of September 30, 2008 that was scheduled to mature on or before June 30, 2009. The ability of certain eligible entities (including the Company) to issue guaranteed debt under this program, under the Interim Rule described above, expired on October 31, 2009. As of September 30, 2009 and December 31, 2008, the Company had $23.8 billion and $16.2 billion, respectively, of senior unsecured debt outstanding under the TLGP. There were no issuances under the TLGP program during the quarter ended September 30, 2009.

Short-Term Borrowings.    The Company’s unsecured short-term borrowings may consist of commercial paper, bank loans, bank notes and structured notes with maturities of twelve months or less at issuance.

The table below summarizes the Company’s short-term unsecured borrowings:

	At September 30, 2009	At December 31, 2008
	(dollars in millions)
Commercial paper	$776	$7,388
Other short-term borrowings	2,137	2,714

Total	$2,913	$10,102

Commercial Paper Funding Facility.    During the quarter ending September 30, 2009, the Company had the ability to access the Commercial Paper Funding Facility (“CPFF”) facility which provided a liquidity backstop to U.S. issuers of commercial paper through a special purpose vehicle that purchases three-month unsecured and asset-backed commercial paper directly from eligible issuers. The CPFF program is scheduled to expire on February 1, 2010. As of September 30, 2009, the Company had no commercial paper outstanding under the CPFF program.

Deposits.    The Company’s bank subsidiaries’ funding sources include bank deposit sweeps, federal funds purchased, certificates of deposit, money market deposit accounts, commercial paper and Federal Home Loan Bank advances.

Deposits were as follows:

	At September 30, 2009	At December 31, 2008
	(dollars in millions)
Savings and demand deposits	$54,533	$41,226
Time deposits(1)	7,882	10,129

Total	$62,415	$51,355

(1)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 3 to the condensed consolidated financial statements).

Deposits increased during the nine month period ended September 30, 2009, consistent with the Company’s ongoing strategy to enhance its stable funding profile.

On October 3, 2008, under the Emergency Economic Stabilization Act of 2008, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increased coverage lasts through December 31, 2013 and is in effect for Morgan Stanley’s two U.S. depository institutions.

Additionally, under the Final Rule extending the Transaction Account Guarantee Program, the FDIC provides unlimited deposit insurance through June 30, 2010, for certain transaction accounts at FDIC-insured participating institutions. The Company has elected for its FDIC-insured subsidiaries to participate in the extension of the Transaction Account Guarantee Program.

Long-Term Borrowings.    The Company uses a variety of long-term debt funding sources to generate liquidity, taking into consideration the results of the CFP requirements. In addition, the issuance of long-term debt allows the Company to reduce reliance on short-term credit sensitive instruments (e.g., commercial paper and other unsecured short-term borrowings). Financing transactions are generally structured to ensure staggered maturities, thereby mitigating refinancing risk, and to maximize investor diversification through sales to global institutional and retail clients. Availability and cost of financing to the Company can vary depending on market conditions, the volume of certain trading and lending activities, the Company’s credit ratings and the overall availability of credit.

During the nine month period ended September 30, 2009, the Company’s long-term financing strategy was driven, in part, by its continued focus on improving its balance sheet strength (evaluated through enhanced capital and liquidity positions). As a result, for the nine month period ended September 30, 2009, a principal amount of approximately $36 billion of unsecured debt was issued, including $8.5 billion of publicly issued senior unsecured notes not guaranteed by the FDIC.

The Company may from time to time engage in various transactions in the credit markets (including, for example, debt repurchases) which it believes are in the best interests of the Company and its investors. Maturities and debt repurchases during the nine month period ended September 30, 2009 were approximately $29 billion in aggregate.

Long-term borrowings as of September 30, 2009 consisted of the following (dollars in millions):

	U.S. Dollar	Non-U.S. Dollar	At September 30, 2009
Due in 2009	$2,603	$777	$3,380
Due in 2010	20,236	6,190	26,426
Due in 2011	17,128	9,512	26,640
Due in 2012	21,777	16,610	38,387
Thereafter	51,993	49,611	101,604

Total	$113,737	$82,700	$196,437

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

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business segment, the Company may be required to provide additional collateral to certain counterparties in the event of a credit ratings downgrade. As of September 30, 2009, the amount of additional collateral that could be called by counterparties under the terms of collateral agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was approximately $1,494.4 million. An additional amount of approximately $1,128.3 million as of September 30, 2009 could be called in the event of a two-notch downgrade. Of this amount, $1,269.1 million as of September 30, 2009, relate to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

As of October 31, 2009, the Company’s and Morgan Stanley Bank, N.A.’s senior unsecured ratings were as set forth below. The Company does not intend to disclose any future revisions to, or withdrawals of, the ratings, except in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending as of September 30, 2009 and December 31, 2008 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at September 30, 2009
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$734	$31	$—	$7	$772
Investment activities	884	756	287	88	2,015
Primary lending commitments—Investment grade(1)(2)	8,477	21,782	6,649	52	36,960
Primary lending commitments—Non-investment grade(1)	755	3,701	2,853	666	7,975
Secondary lending commitments(1)	24	53	92	45	214
Commitments for secured lending transactions	780	813	1,970	—	3,563
Forward starting reverse repurchase agreements(3)	68,008	—	—	—	68,008
Commercial and residential mortgage-related commitments(1)	1,555	—	—	—	1,555
Underwriting commitments	2,819	—	—	—	2,819
Other commitments(4)	610	1	152	—	763

Total	$84,646	$27,137	$12,003	$858	$124,644

(1)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 3 to the condensed consolidated financial statements).
(2)	This amount includes commitments to asset-backed commercial paper conduits of $276 million as of September 30, 2009, of which $268 million have maturities of less than one year and $8 million of which have maturities of one to three years.

(3)	The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to September 30, 2009 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and as of September 30, 2009, $63.0 billion of the $68.0 billion settled within three business days.
(4)	Amount includes a $200 million lending facility to a real estate fund sponsored by the Company.

	Years to Maturity				Total at December 31, 2008
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$1,983	$27	$—	$7	$2,017
Investment activities	1,662	411	164	1,059	3,296
Primary lending commitments—Investment grade(1)(2)	9,906	9,973	16,672	350	36,901
Primary lending commitments—Non-investment grade(1)	617	2,258	2,864	1,266	7,005
Secondary lending commitments(1)	57	101	202	58	418
Commitments for secured lending transactions	1,202	1,000	1,658	15	3,875
Forward starting reverse repurchase agreements(3)	33,252	—	—	—	33,252
Commercial and residential mortgage-related commitments(1)	2,735	—	—	—	2,735
Underwriting commitments	244	—	—	—	244
Other commitments(4)	1,902	2	—	—	1,904

Total	$53,560	$13,772	$21,560	$2,755	$91,647

(1)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 3 to the condensed consolidated financial statements).
(2)	This amount includes commitments to asset-backed commercial paper conduits of $589 million as of December 31, 2008, of which $581 million have maturities of less than one year and $8 million of which have maturities of three to five years.
(3)	The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to December 31, 2008 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days, and as of December 31, 2008, $32.4 billion of the $33.3 billion settled within three business days.
(4)	This amount includes binding commitments to enter into margin-lending transactions of $1.1 billion as of December 31, 2008 in connection with the Company’s Institutional Securities business segment.

Regulatory Requirements.

In September 2008, the Company became a financial holding company under the BHC Act subject to the regulation and oversight of the Fed. The Fed establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance with such capital requirements (see “Supervision and Regulation—Financial Holding Company” in Part I of the Form 10-K). The Office of the Comptroller of the Currency and the Office of Thrift Supervision establish similar capital requirements and standards for the Company’s national banks and federal savings bank, respectively. Prior to September 2008, the Company was a consolidated supervised entity as defined by the SEC and subject to SEC regulation.

The Company calculates its capital ratios and risk-weighted assets (“RWAs”) in accordance with the capital adequacy standards for financial holding companies adopted by the Fed. These standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. In December 2007, the U.S. banking regulators published a final Basel II Accord that requires internationally active banking organizations, as well as certain of its U.S. bank subsidiaries, to implement Basel II standards over the next several years. The Company will be required to implement these Basel II standards as a result of becoming a financial holding company.

As of September 30, 2009, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 15.4% and total capital to RWAs of 16.5% (6% and 10% being well-capitalized for regulatory purposes, respectively). In addition, financial holding companies are also subject to a Tier 1 leverage ratio as defined by the Fed. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets and deferred tax assets). The adjusted average total assets are derived using weekly balances for the calendar quarter. This ratio as of September 30, 2009 was 6.2%.

The following table reconciles the Company’s total shareholders’ equity to Tier 1 and Total Capital as defined by the regulations issued by the Fed and presents the Company’s consolidated capital ratios as of September 30, 2009 and June 30, 2009 (dollars in millions):

	September 30, 2009	June 30, 2009
	(dollars in millions)
Allowable Capital
Tier 1 capital:
Common shareholders’ equity	$36,752	$36,989
Qualifying preferred stock	9,597	9,597
Qualifying mandatorily convertible trust preferred securities	5,841	5,795
Qualifying restricted core capital elements	10,647	9,660
Less: Goodwill	(6,977)	(6,836)
Less: Non-servicing intangible assets	(5,549)	(5,397)
Less: Net deferred tax assets	(2,772)	(4,004)
Less: Debt valuation adjustment	(915)	(1,453)
Other deductions	(662)	(534)

Total Tier 1 capital	45,962	43,817

Tier 2 capital:
Other components of allowable capital:
Qualifying subordinated debt	3,159	3,366
Other qualifying amounts	166	165

Total Tier 2 capital	3,325	3,531

Total allowable capital	$49,287	$47,348

Total Risk-Weighted Assets	$299,416	$276,750

Capital Ratios
Total capital ratio	16.5%	17.1%

Tier 1 capital ratio	15.4%	15.8%

Total allowable capital is comprised of Tier 1 and Tier 2 capital. Tier 1 capital consists predominately of common shareholders’ equity as well as qualifying preferred stock, trust preferred securities mandatorily convertible to common equity and qualifying restricted core capital elements (including other junior subordinated debt issued to trusts and non-controlling interests) less goodwill, non-servicing intangible assets (excluding mortgage servicing rights), net deferred tax assets (recoverable in excess of one year) and debt valuation adjustment (“DVA”). DVA represents the cumulative change in fair value of certain of the Company’s borrowings (for which the fair value option was elected) that was attributable to changes in the Company’s own instrument-specific credit spreads and is included in retained earnings. For a further discussion of fair value see Note 3 to the condensed consolidated financial statements. Tier 2 capital consists principally of qualifying subordinated debt.

As of September 30, 2009, the Company calculated its RWAs in accordance with the regulatory capital requirements of the Fed which is consistent with guidelines described under Basel I. RWAs reflect both on and off balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations.

Market RWAs reflect capital charges attributable to the risk of loss resulting from adverse changes in market prices and other factors. For a further discussion of the Company’s market risks and Value-at-Risk model, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K. Market RWAs incorporate three components: Systematic risk, Specific risk, and Incremental Default risk (“IDR”). Systematic and Specific risk charges are computed using either a Standardized Approach (applying a fixed percentage to the fair value of the assets) or the Company’s Value-at-Risk model. Capital charges related to IDR are calculated using an IDR model that estimates the loss due to sudden default events affecting traded financial instruments at a 99.9% confidence level. The Company received permission from the Fed for the use of its market risk models through calendar year 2009 while undergoing the Fed’s review.

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

The tables below present the following: the Company’s Aggregate, Trading and Non-trading VaR (see Table 1 below); the Company’s quarterly average, high, and low Trading VaR (see Table 2 below); and the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (95% vs. 99%) for the VaR statistic or a shorter historical time series (four years vs. one year) of market data upon which it bases its simulations (see Table 3 below). Aggregate VaR also incorporates certain non-trading risks, including (a) the interest rate risk generated by funding liabilities related to institutional trading positions, (b) public company equity positions recorded as investments by the Company and (c) corporate loan exposures that are awaiting distribution to the market. Investments made by the Company that are not publicly traded are not reflected in the VaR results presented below. Aggregate VaR also excludes the credit spread risk generated by the Company’s funding liabilities and the interest rate risk associated with approximately $7.7 billion of certain funding liabilities primarily related to fixed and other non-trading assets as of both September 30, 2009 and June 30, 2009. The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $11 million and $12 million for each +1 basis point widening in the Company’s credit spread level as of September 30, 2009 and June 30, 2009, respectively.

The table below presents 95%/one-day VaR for each of the Company’s primary risk exposures and on an aggregate basis as of September 30, 2009, June 30, 2009, and December 31, 2008.

Table 1: 95% Total VaR	Aggregate (Trading and Non-trading)			Trading			Non-trading
	95%/One-Day VaR at			95%/One-Day VaR at			95%/One-Day VaR at
Primary Market Risk Category	September 30, 2009	June 30, 2009	December 31, 2008	September 30, 2009	June 30, 2009	December 31, 2008	September 30, 2009	June 30, 2009	December 31, 2008
	(dollars in millions)
Interest rate and credit spread	$155	$160	$135	$103	$100	$109	$101	$119	$68
Equity price	26	21	15	25	20	15	9	8	3
Foreign exchange rate	27	19	11	27	19	11	2	1	1
Commodity price	25	19	36	25	19	36	—	—	—

Subtotal	233	219	197	180	158	171	112	128	72
Less diversification benefit(1)	58	46	53	57	44	54	10	9	4

Total VaR	$175	$173	$144	$123	$114	$117	$102	$119	$68

(1)	Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s Aggregate VaR as of September 30, 2009 was $175 million compared with $173 million as of June 30, 2009. The Company’s Trading VaR as of September 30, 2009 was $123 million compared with $114 million as of June 30, 2009. The increase in Trading VaR was driven by increases across all market risk categories, and was partially offset by an increase in the diversification benefit across the categories.

Non-trading VaR as of September 30, 2009 decreased to $102 million from $119 million as of June 30, 2009, driven primarily by a decrease in interest rate and credit spread VaR.

The Company views average Trading VaR over a period of time as more representative of trends in the business than VaR at any single point in time. Table 2 below, which presents the high, low and average 95%/one-day Trading VaR during the quarters ended September 30, 2009 and June 30, 2009, represents substantially all of the Company’s trading activities. Certain market risks included in the period-end Aggregate VaR discussed above are excluded from these measures (e.g., equity price risk in public company equity positions recorded as principal investments by the Company and certain funding liabilities related to trading positions).

Average Trading VaR for the quarter ended September 30, 2009 increased to $118 million from $113 million for the quarter ended June 30, 2009. The increase in Trading VaR was primarily driven by an increase in foreign exchange rate VaR. The increase in foreign exchange rate VaR from the quarter ended June 30, 2009 was predominately driven by increased exposure to foreign currencies. Average Non-trading VaR for the quarter ended September 30, 2009 increased to $111 million from $108 million for the quarter ended June 30, 2009 driven primarily by increased interest rate and credit spread risk.

Table 2: 95% High/Low/ Average Trading and Non-Trading VaR	Daily 95%/One-Day VaR for the Quarter Ended September 30, 2009			Daily 95%/One-Day VaR for the Quarter Ended June 30, 2009
Primary Market Risk Category	High	Low	Average	High	Low	Average
	(dollars in millions)
Interest rate and credit spread	$116	$89	$103	$111	$97	$103
Equity price	25	14	19	36	15	19
Foreign exchange rate	35	11	22	25	10	17
Commodity price	31	18	25	26	19	23
Trading VaR	139	97	118	131	101	113
Non-trading VaR	121	102	111	127	90	108
Total VaR	182	152	168	177	133	154

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

Table 3: Average 95% and 99% Trading VaR with Four-Year/One-Year Historical Time Series	Average 95%/One-Day VaR for the Quarter Ended September 30, 2009		Average 99%/One-Day VaR for the Quarter Ended September 30, 2009
Primary Market Risk Category	Four-Year Factor History	One-Year Factor History	Four-Year Factor History	One-Year Factor History
	(dollars in millions)
Interest rate and credit spread	$103	$141	$205	$269
Equity price	19	25	28	36
Foreign exchange rate	22	41	48	77
Commodity price	25	30	45	57
Trading VaR	118	171	225	302

In addition, if the Company were to report Trading VaR (using a four-year historical time series) with respect to a 10-day holding period, the Company’s 95% and 99% Average Trading VaR for the quarter ended September 30, 2009 would have been $372 million and $712 million, respectively.

Distribution of VaR Statistics and Net Revenues for the quarter ended September 30, 2009.

As shown in Table 2 above, the Company’s average 95%/one-day Trading VaR for the quarter ended September 30, 2009 was $118 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Trading VaR for the quarter ended September 30, 2009. The most frequently occurring value was between $115 million and $118 million, while for approximately 82% of trading days during the quarter, VaR ranged between $109 million and $130 million.

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

Over the longer term, trading losses are expected to exceed VaR an average of three times per quarter at the 95% confidence level. The Company bases its VaR calculations on the long term (or unconditional) distribution, and therefore evaluates its risk from a longer term perspective, which avoids understating risk during periods of relatively lower volatility in the market. There were no days during the quarter ended September 30, 2009 in which the Company incurred daily trading losses in excess of the 95%/one-day Trading VaR.

The histogram below shows the distribution of daily net trading revenue during the quarter ended September 30, 2009 for the Company’s trading businesses (including net interest and non-agency commissions but excluding certain non-trading revenues such as primary, fee-based and prime brokerage revenue credited to the trading businesses). During the quarter ended September 30, 2009, the Company experienced net trading losses on 5 days.

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

The following tables present information about the Company’s corporate funded loans and lending commitments as of September 30, 2009 and December 31, 2008. The “total corporate lending exposure” column includes both lending commitments and funded loans. Fair value of corporate lending exposure represents the fair value of loans that have been drawn by the borrower and lending commitments that were outstanding as of September 30, 2009 and December 31, 2008. Lending commitments represent legally binding obligations to provide funding to clients as of September 30, 2009 and December 31, 2008 for both “relationship-driven” and “event-driven” lending transactions. As discussed above, these loans and lending commitments have varying terms, may be senior or subordinated, may be secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated, traded or hedged by the Company.

As of September 30, 2009 and December 31, 2008, the aggregate amount of investment grade loans was $6.7 billion and $7.4 billion, respectively, and the aggregate amount of non-investment grade loans was $10.5 billion and $9.4 billion, respectively. As of September 30, 2009 and December 31, 2008, the aggregate amount of lending commitments outstanding was $44.9 billion and $43.9 billion, respectively. In connection with these corporate lending activities (which include corporate funded loans and lending commitments), the Company had hedges (which include “single name,” “sector” and “index” hedges) with a notional amount of $29.1 billion and $35.7 billion related to the total corporate lending exposure of $62.1 billion and $60.7 billion at September 30, 2009 and December 31, 2008, respectively.

The tables below show the Company’s credit exposure from its corporate lending positions and lending commitments as of September 30, 2009 and December 31, 2008. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements:

Corporate Lending Commitments and Funded Loans at September 30, 2009

	Years to Maturity				Total Corporate Lending Exposure(2)	Corporate Lending Exposure(3)	Corporate Lending Commitments(4)
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$232	$231	$—	$—	$463	$—	$463
AA	3,140	3,304	847	—	7,291	12	7,279
A	2,891	8,859	1,934	216	13,900	1,719	12,181
BBB	3,104	13,652	5,176	59	21,991	4,954	17,037

Investment grade	9,367	26,046	7,957	275	43,645	6,685	36,960

Non-investment grade	1,517	6,304	4,960	5,675	18,456	10,481	7,975

Total	$10,884	$32,350	$12,917	$5,950	$62,101	$17,166	$44,935

(1)	Obligor credit ratings are determined by the Credit Risk Management Department using methodologies generally consistent with those employed by external rating agencies.
(2)	Total corporate lending exposure represents the Company’s potential loss assuming the fair value of funded loans and lending commitments were zero.
(3)	The Company’s corporate lending exposure carried at fair value includes $17.3 billion of funded loans and $0.5 billion of lending commitments recorded in Financial instruments owned and Financial instruments sold, not yet purchased, respectively, in the condensed consolidated statements of financial condition as of September 30, 2009. The Company’s corporate lending exposure carried at amortized cost includes $0.4 billion of funded loans recorded in Receivables—other loans in the condensed consolidated statements of financial condition.
(4)	Amount represents the notional amount of unfunded lending commitments less the amount of commitments reflected in the Company’s condensed consolidated statements of financial condition.

Corporate Lending Commitments and Funded Loans at December 31, 2008

	Years to Maturity				Total Corporate Lending Exposure(2)	Corporate Lending Exposure at Fair Value(3)	Corporate Lending Commitments(4)
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$842	$114	$1,374	$—	$2,330	$67	$2,263
AA	2,685	718	3,321	73	6,797	33	6,764
A	4,899	5,321	5,892	69	16,181	2,291	13,890
BBB	2,745	7,722	8,299	255	19,021	5,037	13,984

Investment grade	11,171	13,875	18,886	397	44,329	7,428	36,901

Non-investment grade	1,144	3,433	5,301	6,516	16,394	9,389	7,005

Total	$12,315	$17,308	$24,187	$6,913	$60,723	$16,817	$43,906

(1)	Obligor credit ratings are determined by the Credit Risk Management Department using methodologies generally consistent with those employed by external rating agencies.
(2)	Total corporate lending exposure represents the Company’s potential loss assuming the fair value of funded loans and lending commitments were zero.
(3)	The Company’s corporate lending exposure at fair value includes $19.9 billion of funded loans and $3.1 billion of lending commitments recorded in Financial instruments owned and Financial instruments sold, not yet purchased, respectively, in the condensed consolidated statements of financial condition as of December 31, 2008.
(4)	Amount represents the notional amount of unfunded lending commitments less the amount of commitments reflected in the Company’s condensed consolidated statements of financial condition.

“Event-driven” Loans and Lending Commitments as of September 30, 2009 and December 31, 2008.

Included in the total corporate lending exposure amounts in the table above as of September 30, 2009 is “event-driven” exposure of $5.4 billion comprised of funded loans of $3.3 billion and lending commitments of $2.1 billion. Included in the $5.4 billion of “event-driven” exposure as of September 30, 2009 were $5.1 billion of loans and lending commitments to non-investment grade borrowers that were closed.

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

Activity associated with the corporate “event-driven” lending exposure during the nine month period ended September 30, 2009 was as follows (dollars in millions):

“Event-driven” lending exposures at December 31, 2008	$9,327
Closed commitments	1,418
Withdrawn commitments	(267)
Net reductions, primarily through distributions	(5,020)
Mark-to-market adjustments	(67)

“Event-driven” lending exposures at September 30, 2009	$5,391

Credit Exposure—Derivatives.    The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position as of September 30, 2009 and December 31, 2008. Fair value is presented in the final column net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned at September 30, 2009(1)

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$1,148	$3,231	$4,861	$10,801	$(8,644)	$11,397	$10,830
AA	7,940	8,737	6,857	16,982	(29,448)	11,068	9,159
A	9,845	11,159	8,749	23,950	(42,177)	11,526	10,167
BBB	3,212	4,114	2,799	7,951	(8,904)	9,172	6,898
Non-investment grade	3,105	4,120	2,644	4,473	(4,889)	9,453	7,440

Total	$25,250	$31,361	$25,910	$64,157	$(94,062)	$52,616	$44,494

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. The table does not include listed derivatives and the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by the Credit Risk Management Department using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Owned at December 31, 2008(1)

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$1,928	$3,588	$6,235	$16,623	$(11,060)	$17,314	$15,849
AA	10,447	13,133	16,589	40,423	(63,498)	17,094	15,018
A	7,150	7,514	7,805	21,752	(31,025)	13,196	12,034
BBB	4,666	7,414	4,980	8,614	(6,571)	19,103	14,101
Non-investment grade	8,219	8,163	5,416	7,341	(12,597)	16,542	12,131

Total	$32,410	$39,812	$41,025	$94,753	$(124,751)	$83,249	$69,133

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. The table does not include listed derivatives and the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by the Credit Risk Management Department using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity as of September 30, 2009, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned at September 30, 2009

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(1)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$13,488	$22,828	$22,794	$61,884	$(83,149)	$37,845	$33,572
Foreign exchange forward contracts and options	4,525	920	241	42	(2,778)	2,950	2,614
Equity securities contracts (including equity swaps, warrants and options)	2,581	941	614	694	(2,937)	1,893	934
Commodity forwards, options and swaps	4,656	6,672	2,261	1,537	(5,198)	9,928	7,374

Total	$25,250	$31,361	$25,910	$64,157	$(94,062)	$52,616	$44,494

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased at September 30, 2009(1)

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(2)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$7,533	$12,389	$14,599	$34,060	$(46,354)	$22,227
Foreign exchange forward contracts and options	3,934	684	273	77	(2,065)	2,903
Equity securities contracts (including equity swaps, warrants and options)	2,705	3,716	1,621	1,235	(5,842)	3,435
Commodity forwards, options and swaps	4,286	4,893	1,380	939	(5,499)	5,999

Total	$18,458	$21,682	$17,873	$36,311	$(59,760)	$34,564

(1)	Since these amounts are liabilities of the Company, they do not result in credit exposures.
(2)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral paid is netted on a counterparty basis, provided legal right of offset exists.

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

The Company’s derivatives (both listed and OTC), on a net of counterparty and cash collateral basis, as of September 30, 2009, December 31, 2008 and November 30, 2008 are summarized in the table below, showing the fair value of the related assets and liabilities by product category:

	At September 30, 2009		At December 31, 2008		At November 30, 2008
Product Type	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$37,915	$22,410	$52,391	$36,146	$55,247	$32,421
Foreign exchange forward contracts and options	2,953	2,899	7,334	6,425	11,284	11,272
Equity securities contracts (including equity swaps, warrants and options)	4,423	6,187	8,738	8,920	14,523	14,560
Commodity forwards, options and swaps	9,974	8,030	20,955	17,063	18,712	15,268

Total	$55,265	$39,526	$89,418	$68,554	$99,766	$73,521

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

The following table summarizes the key characteristics of the Company’s credit derivative portfolio by counterparty as of September 30, 2009. The market values shown in the table below are before the application of any counterparty or cash collateral netting.

	At September 30, 2009
	Market Values(1)		Notionals(2)
	Receivable	Payable	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$149,757	$141,626	$2,459,902	$2,407,813
Insurance and other financial institutions	22,381	15,068	298,423	274,111
Monoline insurers	4,958	—	22,941	—
Non-financial entities	516	218	4,603	3,734

Total	$177,612	$156,912	$2,785,869	$2,685,658

(1)	Amounts shown are presented before the application of any counterparty or cash collateral netting. The Company’s credit default swaps are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 16% of receivable market values and 10% of payable market values represent Level 3 amounts.
(2)	As part of an industry-wide effort to reduce the total notional amount of outstanding offsetting credit derivative trades, the Company participated in novating credit default swap contracts with external counterparties to a central clearing house during 2009.

Country Exposure.    As of September 30, 2009 and December 31, 2008, primarily based on the domicile of the counterparty, approximately 6% and 8%, respectively, of the Company’s credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivatives contracts) was to emerging markets, and no one emerging market country accounted for more than 1% and 2%, respectively, of the Company’s credit exposure.

The Company defines emerging markets to include generally all countries that are not members of the Organization for Economic Co-operation and Development and also includes the Czech Republic, Hungary, Korea, Mexico, Poland, the Slovak Republic and Turkey but excludes countries rated AA and Aa2 or above by Standard & Poor’s and Moody’s Investors Service, respectively.

The following tables show the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by country as of September 30, 2009 and December 31, 2008:

	Corporate Lending Exposure
Country	At September 30, 2009	At December 31, 2008
United States	66%	68%
United Kingdom	7	7
Germany	6	5
Other	21	20

Total	100%	100%

	OTC Derivative Products
Country	At September 30, 2009	At December 31, 2008
United States	32%	35%
Cayman Islands	13	10
United Kingdom	9	9
Italy	7	6
France	4	3
Germany	4	3
Jersey	3	3
Ireland	3	2
Japan	2	3
Other	23	26

Total	100%	100%

Industry Exposure.    The following tables show the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by industry as of September 30, 2009 and December 31, 2008:

	Corporate Lending Exposure
Industry	At September 30, 2009	At December 31, 2008
Utilities-related	15%	13%
Consumer-related entities	10	10
Financial institutions	9	10
Telecommunications	9	11
Technology-related industries	7	8
General industrials	7	7
Healthcare-related entities	7	5
Media-related entities	6	7
Energy-related entities	5	5
Other	25	24

Total	100%	100%

	OTC Derivative Products
Industry	At September 30, 2009	At December 31, 2008
Financial institutions	40%	38%
Sovereign entities	20	15
Insurance	9	13
Utilities-related entities	7	6
Transportation-related entities	4	11
Other	20	17

Total	100%	100%

Item 4.	Controls and Procedures.

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

FINANCIAL DATA SUPPLEMENT (Unaudited)

Average Balances and Interest Rates and Net Interest Revenue

	Nine Months Ended September 30, 2009
	Average Balance(1)	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(2)	$205,710	$3,857	2.5%
Receivables from other loans(3)	6,604	120	2.4
Interest bearing deposits with banks(4)	61,923	224	0.5
Federal funds sold and securities purchased under agreements to resell and securities borrowed	247,895	736	0.4
Other	45,749	969	2.8

Total interest earning assets	$567,881	$5,906	1.4%

Non-interest earning assets	147,345

Total assets	$715,226

Liabilities and Equity
Interest bearing liabilities:
Commercial paper and other short-term borrowings	$3,601	$43	1.6%
Deposits	60,712	365	0.8
Long-term debt	180,839	4,073	3.0
Financial instruments sold, not yet purchased(2)	65,876	—	—
Securities sold under agreements to repurchase and securities loaned	149,971	1,140	1.0
Other	111,969	38	—

Total interest bearing liabilities	$572,968	$5,659	1.3%

Non-interest bearing liabilities and equity	142,258

Total liabilities and equity	$715,226

Net interest and net interest rate spread		$247	0.1%

(1)	The Company calculates its average balances based upon weekly amounts, except where weekly balances are unavailable, month-end balances are used.
(2)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest and dividends revenues.
(3)	Non-accrual loans are included in the respective average loan balances.
(4)	Amounts include interest earning customer segregated cash.

Part II—Other Information.

Item 1.	Legal Proceedings.

In addition to the matters described in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (the “Form 10-K”), the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2009 (the “First Quarter Form 10-Q”) and June 30, 2009 (the “Second Quarter Form 10-Q”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K, the First Quarter Form 10-Q and/or the Second Quarter Form 10-Q:

IPO Allocation Matters.

On October 5, 2009, the U.S. District Court for the Southern District of New York (the “SDNY”) granted final approval to the global settlement of In re Initial Public Offering Securities Litigation.

Residential Mortgage-related Matters.

On July 29, 2009, the SDNY issued an order consolidating the putative class action lawsuits styled Police and Fire Retirement System of the City of Detroit v. IndyMac MBS, Inc., et al. and Wyoming State Treasurer v. Olinski, et al. The consolidated cases will be referred to collectively as In re IndyMac Mortgage-Backed Securities Litigation. On October 9, 2009, the lead plaintiff filed a Consolidated Class Action Complaint adding claims against the Company related to the offering of mortgage pass through certificates by an additional trust.

On August 25, 2009, Colonial BancGroup, Inc. (“Colonial”) filed for bankruptcy. This may decrease or eliminate the value of the indemnity that the Company received from Colonial. As previously disclosed, the Company has been named as one of the underwriter defendants in a putative class action lawsuit styled In re Colonial BancGroup, Inc. Securities Litigation, pending in the U.S. District Court for the Middle District of Alabama brought under Sections 11 and 12 of the Securities Act of 1933, as amended, related to offerings of securities issued by Colonial. The Company and other underwriting defendants moved to dismiss the Consolidated Class Action Complaint on September 25, 2009.

On September 15, 2009, the lead plaintiff in In re Morgan Stanley Mortgage Pass-Through Certificate Litig. filed a Consolidated Amended Complaint.

On October 27, 2009, the U.S. District Court for the Western District of Washington in In re Washington Mutual, Inc. Securities Litigation granted in part and denied in part defendants’ motion to dismiss the amended complaint.

Environmental Matters.

On September 30, 2009, the Company entered into an administrative settlement agreement with the U.S. Environmental Protection Agency (“EPA”) to resolve certain matters disclosed in the Company’s Form 10-K. The Company and the EPA agreed to resolve these matters for a civil penalty of $405,000.

Item 1A.	Risk Factors.

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended September 30, 2009.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2009—July 31, 2009)

Share Repurchase Program (A)	—	—	—	$1,560
Employee Transactions (B)	544,308	$28.46	—	—

Month #2 (August 1, 2009—August 31, 2009)

Share Repurchase Program (A)	—	—	—	$1,560
Employee Transactions (B)	37,958	$28.73	—	—

Month #3 (September 1, 2009—September 30, 2009)

Share Repurchase Program (A)	—	—	—	$1,560
Employee Transactions (B)	73,517	$28.59	—	—

Total

Share Repurchase Program (A)	—	—	—	$1,560
Employee Transactions (B)	655,783	$28.49	—	—

(A)	On December 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $6 billion of the Company’s outstanding stock under a new share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date.
(B)	Includes: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee and director stock compensation plans) who exercised options; (2) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; and (3) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units. The Company’s employee and director stock compensation plans provide that the value of the shares withheld, delivered or attested shall be valued using the fair market value of the Company common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

Item 6.	Exhibits.

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
Paul C. Wirth Controller and Principal Accounting Officer

Date: November 6, 2009

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended September 30, 2009

Exhibit No.	Description

10	Transaction Agreement dated as of October 19, 2009 between Morgan Stanley and Invesco Ltd.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated November 6, 2009, concerning unaudited interim financial information.

18	Letter Re: Change in Accounting Principles.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition – September 30, 2009, December 31, 2008 and November 30, 2008, (ii) the Condensed Consolidated Statements of Income – Three and Nine Months Ended September 30, 2009 and 2008, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2009 and 2008, (iv) the Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2009 and 2008, (v) the Condensed Consolidated Statements of Changes in Total Equity – For the Nine Months Ended September 30, 2009, (vi) the Condensed Consolidated Statements of Changes in Total Equity – For the Nine Months Ended September 30, 2008, and (vii) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

E-1