Form 10-Q
period 2010-03-31
MORGAN STANLEY
filed 2010-05-07
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there were 1,397,819,191 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2010

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

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Cash and due from banks	$5,979	$6,988
Interest bearing deposits with banks	29,499	25,003
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	22,367	23,712
Financial instruments owned, at fair value (approximately $128 billion at March 31, 2010 and $101 billion at December 31, 2009 were pledged to various parties):
U.S. government and agency securities	69,274	62,215
Other sovereign government obligations	31,341	25,445
Corporate and other debt ($5,809 at March 31, 2010 related to consolidated variable interest entities, generally not available to the Company)	90,192	90,454
Corporate equities	67,591	57,968
Derivative and other contracts	47,906	49,081
Investments ($1,102 at March 31, 2010 related to consolidated variable interest entities, generally not available to the Company)	9,482	9,286
Physical commodities	4,898	5,329

Total financial instruments owned, at fair value	320,684	299,778
Securities available for sale	18,637	—
Securities received as collateral, at fair value	16,891	13,656
Federal funds sold and securities purchased under agreements to resell	138,633	143,208
Securities borrowed	181,055	167,501
Receivables:
Customers	25,949	27,594
Brokers, dealers and clearing organizations	6,575	5,719
Fees, interest and other	9,768	11,164
Loans	7,484	7,259
Other investments	3,901	3,752
Premises, equipment and software costs (net of accumulated depreciation of $3,915 at March 31, 2010 and $3,734 at December 31, 2009) ($388 at March 31, 2010 related to consolidated variable interest entities, generally not available to the Company)	6,047	7,067
Goodwill	7,169	7,162
Intangible assets (net of accumulated amortization of $365 at March 31, 2010 and $275 at December 31, 2009) (includes $175 and $137 at fair value at March 31, 2010 and December 31, 2009, respectively)	4,998	5,054
Other assets ($398 at March 31, 2010 related to consolidated variable interest entities, generally not available to the Company)	14,083	16,845

Total assets	$819,719	$771,462

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(CONTINUED)

(dollars in millions, except share data)

(unaudited)

	March 31, 2010	December 31, 2009
Liabilities and Equity
Commercial paper and other short-term borrowings (includes $1,520 and $791 at fair value at March 31, 2010 and December 31, 2009, respectively)	$3,323	$2,378
Deposits (includes $4,789 and $4,967 at fair value at March 31, 2010 and December 31, 2009, respectively)	63,926	62,215
Financial instruments sold, not yet purchased, at fair value:
U.S. government and agency securities	26,220	20,503
Other sovereign government obligations	22,754	18,244
Corporate and other debt	9,643	7,826
Corporate equities	29,409	22,601
Derivative and other contracts	37,777	38,209
Physical commodities	39	—

Total financial instruments sold, not yet purchased, at fair value	125,842	107,383
Obligation to return securities received as collateral, at fair value	16,891	13,656
Securities sold under agreements to repurchase	174,591	159,401
Securities loaned	31,372	26,246
Other secured financings, at fair value ($4,883 at March 31, 2010 related to consolidated variable interest entities and are non-recourse to the Company)	9,560	8,102

Payables:
Customers	121,025	117,058
Brokers, dealers and clearing organizations	12,121	5,423
Interest	2,729	2,597
Other liabilities and accrued expenses	13,957	20,849
Long-term borrowings (includes $38,373 and $37,610 at fair value at March 31, 2010 and December 31, 2009, respectively)	189,203	193,374

	764,540	718,682

Commitments and contingencies
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	9,597	9,597
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at March 31, 2010 and December 31, 2009;
Shares issued: 1,487,850,163 at March 31, 2010 and December 31, 2009;
Shares outstanding: 1,398,469,576 at March 31, 2010 and 1,360,595,214 at December 31, 2009	15	15
Paid-in capital	6,750	8,619
Retained earnings	36,539	35,056
Employee stock trust	3,772	4,064
Accumulated other comprehensive loss	(559)	(560)
Common stock held in treasury, at cost, $0.01 par value; 89,380,587 shares at March 31, 2010 and 127,254,949 shares at December 31, 2009	(4,078)	(6,039)
Common stock issued to employee trust	(3,772)	(4,064)

Total Morgan Stanley shareholders’ equity	48,264	46,688
Non-controlling interests	6,915	6,092

Total equity	55,179	52,780

Total liabilities and equity	$819,719	$771,462

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Investment banking	$1,060	$873
Principal transactions:
Trading	3,751	1,355
Investments	369	(1,150)
Commissions	1,261	770
Asset management, distribution and administration fees	1,963	866
Other	293	247

Total non-interest revenues	8,697	2,961

Interest income	1,748	2,245
Interest expense	1,367	2,309

Net interest	381	(64)

Net revenues	9,078	2,897

Non-interest expenses:
Compensation and benefits	4,418	1,978
Occupancy and equipment	392	337
Brokerage, clearing and exchange fees	348	248
Information processing and communications	395	282
Marketing and business development	134	110
Professional services	395	303
Other	480	269

Total non-interest expenses	6,562	3,527

Income (loss) from continuing operations before income taxes	2,516	(630)
Provision for (benefit from) income taxes	436	(595)

Income (loss) from continuing operations	2,080	(35)

Discontinued operations:
Loss from discontinued operations	(100)	(255)
Benefit from income taxes	(31)	(100)

Net loss from discontinued operations	(69)	(155)

Net income (loss)	$2,011	$(190)
Net income (loss) applicable to non-controlling interests	235	(13)

Net income (loss) applicable to Morgan Stanley	$1,776	$(177)

Earnings (loss) applicable to Morgan Stanley common shareholders	$1,411	$(578)

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations	$1,845	$(17)
Net loss from discontinued operations	(69)	(160)

Net income (loss) applicable to Morgan Stanley	$1,776	$(177)

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$1.12	$(0.41)
Net loss from discontinued operations	(0.05)	(0.16)

Earnings (loss) per basic common share	$1.07	$(0.57)

Earnings (loss) diluted common share:
Income (loss) from continuing operations	$1.03	$(0.41)
Net loss from discontinued operations	(0.04)	(0.16)

Earnings (loss) per diluted common share	$0.99	$(0.57)

Average common shares outstanding:
Basic	1,314,608,020	1,011,741,210

Diluted	1,626,207,327	1,011,741,210

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Net income (loss)	$2,011	$(190)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	14	(59)
Amortization of cash flow hedges(2)	3	3
Net unrealized gains (losses) on Securities available for sale(3)	(20)	—
Pension and postretirement related adjustments(4)	4	5

Comprehensive income (loss)	$2,012	$(241)
Net income (loss) applicable to non-controlling interests	235	(13)
Other comprehensive (loss) income applicable to non-controlling interests	(12)	—

Comprehensive income (loss) applicable to Morgan Stanley	$1,789	$(228)

(1)	Amounts are net of provision for income taxes of $89 million and $31 million for the quarters ended March 31, 2010 and 2009, respectively.
(2)	Amounts are net of provision for income taxes of $2 million for the quarters ended March 31, 2010 and 2009, respectively.
(3)	Amount is net of benefit from income taxes of $14 million for the quarter ended March 31, 2010.
(4)	Amounts are net of provision for income taxes of $2 million and $3 million for quarters ended March 31, 2010 and 2009, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Three Months Ended March 31,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,011	$(190)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Compensation payable in common stock and options	370	204
Depreciation and amortization	154	155
Loss on business dispositions	932	19
Gain on repurchase of long-term debt	—	(233)
Impairment charges and other-than-temporary impairment charges	10	278
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	1,345	945
Financial instruments owned, net of financial instruments sold, not yet purchased	(5,073)	1,711
Securities borrowed	(13,554)	(4,537)
Securities loaned	5,126	4,526
Receivables, loans and other assets	4,521	2,771
Payables and other liabilities	5,487	(17,767)
Federal funds sold and securities purchased under agreements to resell	4,575	2,169
Securities sold under agreements to repurchase	15,190	(22,572)

Net cash provided by (used for) operating activities	21,094	(32,521)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Premises, equipment and software costs	(138)	(1,127)
Business dispositions, net of cash disposed	—	(8)
Purchases of securities available for sale	(18,674)	—

Net cash used for investing activities	(18,812)	(1,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Short-term borrowings	945	(6,691)
Derivatives financing activities	(39)	(53)
Other secured financings	1,458	(2,024)
Deposits	1,711	8,567
Excess tax benefits associated with stock-based awards	2	10
Net proceeds from:
Issuance of common stock	1	19
Issuance of long-term borrowings	7,755	19,433
Payments for:
Long-term borrowings	(9,693)	(14,414)
Repurchases of common stock for employee tax withholding	(262)	(14)
Cash dividends	(293)	(645)

Net cash provided by financing activities	1,585	4,188

Effect of exchange rate changes on cash and cash equivalents	(380)	(661)

Net increase (decrease) in cash and cash equivalents	3,487	(30,129)
Cash and cash equivalents, at beginning of period	31,991	78,670

Cash and cash equivalents, at end of period	$35,478	$48,541

Cash and cash equivalents include:
Cash and due from banks	$5,979	$8,019
Interest bearing deposits with banks	29,499	40,522

Cash and cash equivalents, at end of period	$35,478	$48,541

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $1,178 million and $2,856 million for the quarters ended March 31, 2010 and 2009, respectively.

Cash payments for income taxes were $169 million and $97 million for the quarters ended March 31, 2010 and 2009, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

Three Months Ended March 31, 2010

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2009	$9,597	$15	$8,619	$35,056	$4,064	$(560)	$(6,039)	$(4,064)	$6,092	$52,780
Net income	—	—	—	1,776	—	—	—	—	235	2,011
Dividends	—	—	—	(293)	—	—	—	—	—	(293)
Shares issued under employee plans and related tax effects	—	—	(1,869)	—	(292)	—	2,223	292	—	354
Repurchases of common stock	—	—	—	—	—	—	(262)	—	—	(262)
Net change in cash flow hedges	—	—	—	—	—	3	—	—	—	3
Pension and postretirement adjustments	—	—	—	—	—	4	—	—	—	4
Foreign currency translation adjustments	—	—	—	—	—	14	—	—	(12)	2
Change in net unrealized gains (losses) on securities available for sale	—	—	—	—	—	(20)	—	—	—	(20)
Increases for issuances of shares by a subsidiary of the Company	—	—	—	—	—	—	—	—	51	51
Increases for the sale of a subsidiary’s shares by the Company	—	—	—	—	—	—	—	—	25	25
Increase in non-controlling interests related to the consolidation of certain real estate partnerships sponsored by the Company	—	—	—	—	—	—	—	—	468	468
Decrease in non-controlling interests related to dividends of non-controlling interests	—	—	—	—	—	—	—	—	(7)	(7)
Other increases in non-controlling interests	—	—	—	—	—	—	—	—	63	63

BALANCE AT MARCH 31, 2010	$9,597	$15	$6,750	$36,539	$3,772	$(559)	$(4,078)	$(3,772)	$6,915	$55,179

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY—(Continued)

Three Months Ended March 31, 2009

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- controlling Interest	Total Equity
BALANCE AT DECEMBER 31, 2008	$19,168	$12	$459	$36,154	$4,312	$(420)	$(6,620)	$(4,312)	$703	$49,456
Net loss	—	—	—	(177)	—	—	—	—	(13)	(190)
Dividends	—	—	—	(360)	—	—	—	—	(5)	(365)
Shares issued under employee plans and related tax effects	—	—	(30)	—	(145)	—	401	145	—	371
Repurchases of common stock	—	—	—	—	—	—	(14)	—	—	(14)
Preferred stock accretion	40	—		(40)	—	—	—	—	—	—
Net change in cash flow hedges	—	—	—	—	—	3	—	—	—	3
Pension and postretirement adjustments	—	—	—	—	—	5	—	—	—	5
Foreign currency translation adjustments	—	—	—	—	—	(59)	—	—	—	(59)

BALANCE AT MARCH 31, 2009	$19,208	$12	$429	$35,577	$4,167	$(471)	$(6,233)	$(4,167)	$685	$49,207

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies.

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

Global Wealth Management Group, which includes the Company’s 51% interest in Morgan Stanley Smith Barney Holdings LLC (“MSSB”) (see Note 2), provides brokerage and investment advisory services to individual investors and small-to-medium sized businesses and institutions covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; cash management services; retirement services; and trust and fiduciary services.

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

Discontinued Operations.

Revel Entertainment Group, LLC.    On March 31, 2010, the Board of Directors authorized a plan of disposal by sale for Revel Entertainment Group, LLC (“Revel”), a development stage enterprise and subsidiary of the Company that is primarily associated with a development property in Atlantic City, New Jersey. Total assets of Revel included in the Company’s condensed consolidated statement of financial condition at March 31, 2010 approximated $240 million. The results of Revel are reported as discontinued operations for all periods presented and were formerly included within the Institutional Securities business segment. The quarter ended March 31, 2010 includes a loss of approximately $932 million in connection with such planned disposition.

Retail Asset Management Business.    On October 19, 2009, as part of a restructuring of its Asset Management business segment, the Company entered into a definitive agreement to sell substantially all of its retail asset management business (“Retail Asset Management”), including Van Kampen Investments, Inc. (“Van Kampen”), to Invesco Ltd. (“Invesco”). This transaction allows the Company’s Asset Management business segment to focus on its institutional client base, including corporations, pension plans, large intermediaries, foundations and endowments, sovereign wealth funds and central banks, among others.

Under the terms of the definitive agreement, Invesco will purchase substantially all of Retail Asset Management, operating under both the Morgan Stanley and Van Kampen brands, in a stock and cash transaction. The Company will receive a 9.4% minority interest in Invesco. The transaction, which has been approved by the Boards of Directors of both companies, is expected to close in mid-2010, subject to customary regulatory, client and fund shareholder approvals. Total assets of Retail Asset Management included in the Company’s condensed consolidated statement of financial condition at March 31, 2010 approximated $950 million. The results of Retail Asset Management are reported as discontinued operations for all periods presented.

MSCI Inc.    In May 2009, the Company divested all of its remaining ownership interest in MSCI Inc. (“MSCI”). The results of MSCI are reported as discontinued operations through the date of sale and were formerly included within the Institutional Securities business segment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Crescent.    Discontinued operations for the quarter ended March 31, 2009 include operating results related to Crescent Real Estate Equities Limited Partnership (“Crescent”), a former real estate subsidiary of the Company. The Company completed the disposition of Crescent in the fourth quarter of 2009, whereby the Company transferred its ownership interest in Crescent to Crescent’s primary creditor in exchange for full release of liability on the related loans. The results of Crescent were formerly included in the Asset Management business segment.

Discover.    On June 30, 2007, the Company completed the spin-off of its business segment Discover Financial Services (“DFS”) to its shareholders. On February 11, 2010, DFS paid the Company $775 million in complete satisfaction of its obligations to the Company regarding the sharing of proceeds from the lawsuit against Visa and MasterCard. The payment was recorded as a gain in discontinued operations for the quarter ended March 31, 2010.

See Note 18 for additional information on discontinued operations.

Basis of Financial Information.    The condensed consolidated financial statements for the quarters ended March 31, 2010 and 2009 are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, the valuation of goodwill, tax matters and other matters that affect the condensed consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of the condensed consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

All material intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Consolidation.    The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest, including certain variable interest entities (“VIEs”) (see Note 6). The Company adopted accounting guidance for non-controlling interests on January 1, 2009. Accordingly, for consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as non-controlling interests. The portion of net income attributable to non-controlling interests for such subsidiaries is presented as Net income (loss) applicable to non-controlling interests on the condensed consolidated statements of income, and the portion of the shareholders’ equity of such subsidiaries is presented as Non-controlling interests in the condensed consolidated statements of financial condition and condensed consolidated statements of changes in total equity.

For entities where (1) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (2) the equity holders bear the economic residual risks of the entity and have the right to make decisions about the entity’s activities, the Company consolidates those entities it controls through a majority voting interest or otherwise. For entities that do not meet these criteria, commonly known as VIEs, the Company consolidates those entities where the Company is deemed to be the primary beneficiary when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits, in either case that could potentially be significant to the VIE, except for certain VIEs that are investment companies or are entities qualifying for accounting purposes as an investment company. For such entities, the Company consolidates those entities when it absorbs a majority of the expected losses or a majority of the expected residual returns, or both, of the entities.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notwithstanding the above, under accounting guidance prior to January 1, 2010, certain securitization vehicles, commonly known as qualifying special purpose entities (“QSPEs”), were not consolidated by the Company if they met certain criteria regarding the types of assets and derivatives they could hold and the range of discretion they could exercise in connection with the assets they held. These entities are now subject to the consolidation requirements for VIEs.

For investments in entities in which the Company does not have a controlling financial interest but has significant influence over operating and financial decisions, the Company generally applies the equity method of accounting with net gains and losses recorded within Other revenues. Where the Company has elected to measure certain eligible investments at fair value in accordance with the fair value option, net gains and losses are recorded within Principal transactions—Investments (see Note 3).

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

Income Statement Presentation.    The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. In connection with the delivery of the various products and services to clients, the Company manages its revenues and related expenses in the aggregate. As such, when assessing the performance of its businesses, the Company considers its principal trading, investment banking, commissions, and interest income, along with the associated interest expense, as one integrated activity for each of the Company’s separate businesses.

Effective January 1, 2010, the Company reclassified dividend income associated with trading and investing activities to Principal transactions—Trading or Principal transactions—Investments depending upon the business activity. Previously, these amounts were included in Interest and dividends on the condensed consolidated statements of income. These reclassifications were made in connection with the Company’s conversion to a financial holding company. Prior periods have been adjusted to conform to the current presentation.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial Instruments Measured at Fair Value.    All of the instruments within Financial instruments owned and Financial instruments sold, not yet purchased, are measured at fair value, either through the fair value option election (discussed below) or as required by other accounting guidance. These financial instruments primarily represent the Company’s trading and investment activities and include both cash and derivative products. In addition, certain debt securities classified as Securities available for sale are measured at fair value in accordance with accounting guidance for certain investments in debt and equity securities. Furthermore, Securities received as collateral and Obligation to return securities received as collateral are measured at fair value as required by other accounting guidance. Additionally, certain Commercial paper and other short-term borrowings (primarily structured notes), certain Deposits, Other secured financings and certain Long-term borrowings (primarily structured notes and certain junior subordinated debentures) are measured at fair value through the fair value option election.

Gains and losses on all of these instruments carried at fair value are reflected in Principal transactions—Trading revenues, Principal transactions—Investment revenues or Investment banking revenues in the condensed consolidated statements of income, except for Securities available for sale (see “Securities Available for Sale” section herein and Note 4) and derivatives accounted for as hedges (see “Hedge Accounting” section herein and Note 9). Interest income and expense are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instruments’ fair value, interest is included within Principal transactions—Trading or Principal transactions—Investments. Otherwise, it is included within Interest income or Interest expense. Dividend income is recorded in Principal transactions—Trading or Principal transactions—Investments depending on the business activity. The fair value of over-the-counter (“OTC”) financial instruments, including derivative contracts related to financial instruments and commodities, is presented in the accompanying condensed consolidated statements of financial condition on a net-by-counterparty basis, when appropriate. Additionally, the Company nets fair value of cash collateral paid or received against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement.

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

The Company considers prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3 (see Note 3). In addition, a downturn in market conditions could lead to further declines in the valuation of many instruments.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

bid-ask range that meets the Company’s best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.

Fair value for many cash and OTC contracts is derived using pricing models. Pricing models take into account the contract terms (including maturity) as well as multiple inputs, including, where applicable, commodity prices, equity prices, interest rate yield curves, credit curves, correlation, creditworthiness of the counterparty, option volatility and currency rates. Where appropriate, valuation adjustments are made to account for various factors such as liquidity risk (bid-ask adjustments), credit quality and model uncertainty. Adjustments for liquidity risk adjust model derived mid-market levels of Level 2 and Level 3 financial instruments for the bid-mid or mid-ask spread required to properly reflect the exit price of a risk position. Bid-mid and mid-ask spreads are marked to levels observed in trade activity, broker quotes or other external third-party data. Where these spreads are unobservable for the particular position in question, spreads are derived from observable levels of similar positions. The Company applies credit-related valuation adjustments to its short-term and long-term borrowings (including structured notes and junior subordinated debentures) for which the fair value option was elected and to OTC derivatives. The Company considers the impact of changes in its own credit spreads based upon observations of the Company’s secondary bond market spreads when measuring fair value for short-term and long-term borrowings. For OTC derivatives, the impact of changes in both the Company’s and the counterparty’s credit standing is considered when measuring fair value. In determining the expected exposure, the Company simulates the distribution of the future exposure to a counterparty, then applies market-based default probabilities to the future exposure, leveraging external third-party credit default swap (“CDS”) spread data. Where CDS spread data is unavailable for a specific counterparty, bond market spreads, CDS spread data based on the counterparty’s credit rating or CDS spread data that references a comparable counterparty may be utilized. The Company also considers collateral held and legally enforceable master netting agreements that mitigate the Company’s exposure to each counterparty. Adjustments for model uncertainty are taken for positions whose underlying models are reliant on significant inputs that are neither directly nor indirectly observable, hence requiring reliance on established theoretical concepts in their derivation. These adjustments are derived by making assessments of the possible degree of variability using statistical approaches and market-based information where possible. The Company generally subjects all valuations and models to a review process initially and on a periodic basis thereafter.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis.    Certain of the Company’s assets are measured at fair value on a non-recurring basis. The Company incurs losses or gains for any adjustments of these assets to fair value. A downturn in market conditions could result in impairment charges in future periods.

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

For further information on derivative instruments and hedging activities, see Note 9.

Condensed Consolidated Statements of Cash Flows.

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks, which are highly liquid investments with original maturities of three months or less and readily convertible to known amounts of cash.

Repurchase and Securities Lending Transactions

Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are generally treated as collateralized financings. Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”) are carried on the condensed consolidated statements of financial condition at the amounts at which the securities will be subsequently sold or repurchased, plus accrued interest. Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received. Where appropriate, transactions with the same counterparty are reported on a net basis.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective October 13, 2008, as a result of an adjustment to Equity Units sold to a wholly owned subsidiary of China Investment Corporation Ltd. (“CIC”), the Company calculates EPS in accordance with the accounting guidance for determining EPS for participating securities. The accounting guidance for participating securities and the two-class method of calculating EPS addresses the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company along with common shareholders according to a predetermined formula. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to Morgan Stanley common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. The amount allocated to the participating securities is based upon the contractual terms of their respective contract and is reflected as a reduction to “Net income applicable to Morgan Stanley common shareholders” for both the Company’s basic and diluted EPS calculations (see Note 13). The two-class method does not impact the Company’s actual net income applicable to Morgan Stanley or other financial results. Unless contractually required by the terms of the participating securities, no losses are allocated to participating securities for purposes of the EPS calculation under the two-class method.

Under current accounting guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Share-based payment awards that pay dividend equivalents subject to vesting are not deemed participating securities and are included in diluted shares outstanding (if dilutive) under the treasury stock method.

Goodwill and Intangible Assets.

Goodwill and indefinite-lived intangible assets are not amortized and are reviewed annually (or more frequently when certain events or circumstances exist) for impairment. Other intangible assets are amortized over their estimated useful lives and reviewed for impairment.

Deferred Compensation Arrangements.

Deferred Compensation Plans.    The Company maintains various deferred compensation plans for the benefit of certain employees that provide a return to the participating employees based upon the performance of various referenced investments. The Company often invests directly, as a principal, in such referenced investments related to its obligations to perform under the deferred compensation plans. Changes in value of such investments made by the Company are recorded primarily in Principal transactions—Investments. Expenses associated with the related deferred compensation plans are recorded in Compensation and benefits.

Employee Loans.

At March 31, 2010 and December 31, 2009, the Company had $5.8 billion and $3.5 billion, respectively, of loans outstanding primarily to certain MSSB employees that are included in Receivables—Fees, interest and other on the condensed consolidated statement of financial condition. These loans are full-recourse, require periodic payments and have repayment terms ranging from 4 to 12 years.

Securities Available for Sale.

In the first quarter of 2010, the Company established a portfolio of debt securities that are classified as securities available for sale (“AFS”). AFS securities are reported at fair value in the condensed consolidated statement of financial condition with unrealized gains and losses reported in Accumulated other comprehensive income (loss), (net of tax). Interest income, including amortization of premiums and accretion of discounts, is included in

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest income in the condensed consolidated statement of income. Realized gains and losses on AFS securities sale are reported in earnings (see Note 4). The Company utilizes the “first-in, first-out” method as the basis for determining the cost of AFS securities.

Other-than-temporary impairment.    The Company evaluates and accounts for impairment of securities in accordance with accounting guidance for investments in debt and equity securities. AFS securities in unrealized loss positions, resulting from the current fair value of a security being less than amortized cost, are analyzed as part of the Company’s ongoing assessment of other-than-temporary impairment (“OTTI”). OTTI is recognized in earnings if the Company has the intent to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis as of the reporting date. For those securities the Company does not expect to sell or expect to be required to sell, the Company must evaluate whether it expects to recover the entire amortized cost basis of the security. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. Unrealized losses relating to factors other than credit are recorded in Accumulated other comprehensive income (loss), net of tax.

Accounting Developments.

Transfers of Financial Assets and Extinguishments of Liabilities and Consolidation of Variable Interest Entities.    In June 2009, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance which changed the way entities account for securitizations and special-purpose entities. The accounting guidance amended the accounting for transfers of financial assets and requires additional disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminated the concept of a QSPE and changed the requirements for derecognizing financial assets.

The accounting guidance also amended the accounting for consolidation and changed how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. In February 2010, the FASB finalized a deferral of these accounting changes, effective January 1, 2010, for certain interests in investment companies or in entities qualifying for accounting purposes as investment companies (the “Deferral”). The Company will continue to analyze consolidation under other existing authoritative guidance for entities subject to the Deferral. The adoption of the accounting guidance on January 1, 2010 did not have a material impact on the Company’s condensed consolidated statement of financial condition.

2. Morgan Stanley Smith Barney Holdings LLC.

Smith Barney.    On May 31, 2009, the Company and Citigroup Inc. (“Citi”) consummated the combination of the Company’s Global Wealth Management Group and the businesses of Citi’s Smith Barney in the U.S., Quilter Holdings Ltd (“Quilter”) in the U.K., and Smith Barney Australia (“Smith Barney”). In addition to the Company’s contribution of respective businesses to MSSB, the Company paid Citi $2,755 million in cash. The combined businesses operate as Morgan Stanley Smith Barney. Pursuant to the terms of the amended contribution agreement, dated at May 29, 2009, certain businesses of Smith Barney and Morgan Stanley will be contributed to MSSB subsequent to May 31, 2009 (the “delayed contribution businesses”). Morgan Stanley and contribution businesses until they are transferred to MSSB and gains and losses from such businesses will be allocated to the Company’s and Citi’s respective share of MSSB’s gains and losses. The Company owns 51% and Citi owns 49% of MSSB.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At May 31, 2009, the Company included MSSB in its condensed consolidated financial statements. The results of MSSB are included within the Global Wealth Management Group business segment. See Note 3 to the consolidated financial statements for the year ended December 31, 2009 included in the Form 10-K for further information on Smith Barney.

Citi Managed Futures.    Citi contributed its managed futures business and certain related proprietary trading positions to MSSB on July 31, 2009 (“Citi Managed Futures”). The Company paid Citi approximately $300 million in cash in connection with this transfer. At July 31, 2009, Citi Managed Futures was wholly-owned and consolidated by MSSB, of which the Company owns 51% and Citi owns 49%.

See Note 3 to the consolidated financial statements for the year ended December 31, 2009 included in the Form 10-K for further information on Citi Managed Futures.

Pro forma condensed combined financial information (unaudited).

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the closing of MSSB and Citi Managed Futures had been completed on January 1, 2009 (dollars in millions, except share data).

Three Months Ended March 31, 2009
(unaudited)
Net revenues	$4,560
Total non-interest expenses	5,076

Loss from continuing operations before income taxes	(516)
Benefit from income taxes	(574)

Income from continuing operations	58
Discontinued operations:
Loss from discontinued operations	(255)
Benefit from income taxes	(100)

Net loss from discontinued operations	(155)

Net loss	(97)
Net income applicable to non-controlling interests	15

Net loss applicable to Morgan Stanley	$(112)

Loss applicable to Morgan Stanley common shareholders	$(513)

Loss per basic common share:
Loss from continuing operations	$(0.35)
Loss on discontinued operations	(0.16)

Loss per basic common share	$(0.51)

Loss per diluted common share:
Loss from continuing operations	$(0.35)
Loss on discontinued operations	(0.16)

Loss per diluted common share	$(0.51)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unaudited pro forma condensed combined financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company had the closing of Smith Barney and Citi Managed Futures been completed on January 1, 2009, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma combined financial information for the quarter ended March 31, 2009 were pro forma adjustments to reflect the results of operations of both Smith Barney and Citi Managed Futures as well as the impact of amortizing certain acquisition accounting adjustments such as amortizable intangible assets. The pro forma condensed financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of market conditions, expense efficiencies or other factors.

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

•

U.S. Agency Securities.    U.S. agency securities are comprised of two main categories consisting of agency issued debt and mortgage pass-throughs. Non-callable agency issued debt securities are generally valued using quoted market prices. Callable agency issued debt securities are valued by benchmarking model-derived prices to quoted market prices and trade data for identical or comparable securities. Mortgage pass-throughs include mortgage pass-throughs and forward settling mortgage pools. The fair value of mortgage pass-throughs are model driven based on spreads of the comparable To-be-announced (“TBA”) security. Actively traded non-callable agency issued debt securities are categorized in Level 1 of the fair value hierarchy. Callable agency issued debt securities and mortgage pass-throughs are generally categorized in Level 2 of the fair value hierarchy.

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

•

Residential Mortgage-Backed Securities (“RMBS”), Commercial Mortgage-Backed Securities (“CMBS”), and other Asset-Backed Securities (“ABS”).    RMBS, CMBS and other ABS may be valued based on price or spread data obtained from observed transactions or independent external parties such as

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vendors or brokers. When position-specific external price data are not observable, the fair value determination may require benchmarking to similar instruments and/or analyzing expected credit losses, default and recovery rates. In evaluating the fair value of each security, the Company considers security collateral-specific attributes including payment priority, credit enhancement levels, type of collateral, delinquency rates and loss severity among other factors. In addition for RMBS borrowers, FICO scores and the level of documentation for the loan are also considered. Market standard models, such as Intex, Trepp or others, may be deployed to model the specific collateral compositions and cash flow structure of each deal. Key inputs to these models are market spreads, forecasted credit losses, default and prepayments rates for each asset category. Valuation levels of RMBS and CMBS indices are also used as an additional data point for benchmarking purposes or to price outright index positions.

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

•

Corporate Bonds.    The fair value of corporate bonds is estimated using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads obtained from independent external parties such as vendors and brokers adjusted for any basis difference between cash and derivative instruments. The spread data used are for the same maturity as the bond. If the spread data does not reference the issuer, then data that reference a comparable issuer are used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name credit default swap spreads and recovery rates as significant inputs. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy; in instances where prices, spreads or any of the other aforementioned key inputs are unobservable, they are categorized in Level 3 of the fair value hierarchy.

•

Collateralized Debt Obligations (“CDOs”).    The Company holds cash CDOs that typically reference a tranche of an underlying synthetic portfolio of single name credit default swaps. The collateral is usually ABS or other corporate bonds. Credit correlation, a primary input used to determine the fair value of a cash CDO, is usually unobservable and derived using a benchmarking technique. The other model inputs such as credit spreads, including collateral spreads, and interest rates are typically observable. CDOs are categorized in Level 2 of the fair value hierarchy when the credit correlation input is insignificant. In instances where the credit correlation input is deemed to be significant, these instruments are categorized in Level 3 of the fair value hierarchy.

•

Corporate Loans and Lending Commitments.    The fair value of corporate loans is estimated using recently executed transactions, market price quotations (where observable), implied yields from comparable debt, and market observable credit default swap spread levels obtained from independent external parties such as vendors and brokers adjusted for any basis difference between cash and derivative instruments, along with proprietary valuation models and default recovery analysis where such transactions and quotations are unobservable. The fair value of contingent corporate lending commitments is estimated by using executed transactions on comparable loans and the anticipated market price based on pricing indications from syndicate banks and customers. The valuation of these commitments also takes into account certain fee income. Corporate loans and lending commitments are

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generally categorized in Level 2 of the fair value hierarchy; in instances where prices or significant spread inputs are unobservable, they are categorized in Level 3 of the fair value hierarchy.

•

Mortgage Loans.    Mortgage loans are valued using prices based on transactional data for identical or comparable instruments. Where observable prices are not available, the Company estimates fair value based on benchmarking to prices and rates observed in the primary market for similar loan or borrower types, or based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved. Due to the subjectivity involved in comparability assessment related to mortgage loan vintage, geographical concentration, prepayment speed and projected loss assumptions, the majority of loans are classified in Level 3 of the fair value hierarchy.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other derivative products, including complex products that have become illiquid, require more judgment in the implementation of the valuation technique applied due to the complexity of the valuation assumptions and the reduced observability of inputs. This includes derivative interests in certain mortgage-related CDO securities, basket credit default swaps, CDO-squared positions (a CDO-squared is a special purpose vehicle that issues interests, or tranches, that are backed by tranches issued by other CDOs) and certain types of ABS credit default swaps where direct trading activity or quotes are unobservable. These instruments involve significant unobservable inputs and are categorized in Level 3 of the fair value hierarchy.

Derivative interests in complex mortgage-related CDOs and ABS credit default swaps, for which observability of external price data is extremely limited, are valued based on an evaluation of the market and model input parameters sourced from similar positions as indicated by primary and secondary market activity. Each position is evaluated independently taking into consideration the underlying collateral performance and pricing, behavior of the tranche under various cumulative loss and prepayment scenarios, deal structures (e.g., non-amortizing reference obligations, call features) and liquidity. While these factors may be supported by historical and actual external observations, the determination of their value as it relates to specific positions nevertheless requires significant judgment.

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

For further information on derivative instruments and hedging activities, see Note 9.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Securities Available for Sale.

•

Securities available for sale primarily include U.S. government and agency securities. These securities are valued using quoted prices in active markets and, accordingly, are categorized in Level 1 of the fair value hierarchy (see Note 4).

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

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009. See Note 1 for a discussion of the Company’s policies regarding this fair value hierarchy.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at March 31, 2010
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities:
U.S. Treasury securities	$27,276	$—	$—	$—	$27,276
U.S. agency securities	11,105	30,892	1	—	41,998

Total U.S. government and agency securities	38,381	30,892	1	—	69,274
Other sovereign government obligations	25,186	6,075	80	—	31,341
Corporate and other debt:
State and municipal securities	—	4,637	398	—	5,035
Residential mortgage-backed securities	—	3,466	625	—	4,091
Commercial mortgage-backed securities	—	2,247	779	—	3,026
Asset-backed securities	—	2,729	149	—	2,878
Corporate bonds	—	39,677	1,145	—	40,822
Collateralized debt obligations	—	2,081	1,512	—	3,593
Loans and lending commitments	—	14,267	13,503	—	27,770
Other debt	—	1,056	1,921	—	2,977

Total corporate and other debt	—	70,160	20,032	—	90,192
Corporate equities(1)	62,328	4,727	536	—	67,591
Derivatives and other contracts:
Interest rate contracts	1,743	600,743	930	—	603,416
Credit contracts	—	105,339	19,815	—	125,154
Foreign exchange rate contracts	2	49,193	453	—	49,648
Equity contracts	2,725	33,945	587	—	37,257
Commodity contracts	6,778	65,397	1,729	—	73,904
Other	—	93	282	—	375
Netting(2)	(9,769)	(752,856)	(9,683)	(69,540)	(841,848)

Total derivatives and other contracts	1,479	101,854	14,113	(69,540)	47,906
Investments	934	1,002	7,546	—	9,482
Physical commodities	—	4,898	—	—	4,898

Total financial instruments owned	128,308	219,608	42,308	(69,540)	320,684
Securities available for sale	18,637	—	—	—	18,637
Securities received as collateral	16,011	880	—	—	16,891
Intangible assets(3)	—	—	175	—	175

Liabilities
Commercial paper and other short-term borrowings	$—	$1,220	$300	$—	$1,520
Deposits	—	4,774	15	—	4,789
Financial instruments sold, not yet purchased:
U.S. government and agency securities:
U.S. Treasury securities	23,636	1	—	—	23,637
U.S. agency securities	2,486	97	—	—	2,583

Total U.S. government and agency securities	26,122	98	—	—	26,220
Other sovereign government obligations	20,068	2,686	—	—	22,754
Corporate and other debt:
State and municipal securities	—	4	—	—	4
Commercial mortgage-backed securities	—	69	—	—	69
Asset-backed securities	—	52	4	—	56
Corporate bonds	—	7,972	17	—	7,989
Unfunded lending commitments	—	343	213	—	556
Other debt	—	652	317	—	969

Total corporate and other debt	—	9,092	551	—	9,643
Corporate equities(1)	27,717	1,679	13	—	29,409
Derivatives and other contracts:
Interest rate contracts	1,689	572,678	546	—	574,913
Credit contracts	—	95,200	11,863	—	107,063
Foreign exchange rate contracts	3	50,399	247	—	50,649
Equity contracts	2,524	40,932	1,288	—	44,744
Commodity contracts	7,636	63,918	1,639	—	73,193
Other	—	390	861	—	1,251
Netting(2)	(9,769)	(752,856)	(9,683)	(41,728)	(814,036)

Total derivative and other contracts	2,083	70,661	6,761	(41,728)	37,777
Physical commodities	—	39	—	—	39

Total financial instruments sold, not yet purchased	75,990	84,255	7,325	(41,728)	125,842
Obligation to return securities received as collateral	16,011	880	—	—	16,891
Other secured financings	—	7,749	1,811	—	9,560
Long-term borrowings	—	31,645	6,728	—	38,373

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The Company holds or sells short for trading purposes, equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 9.
(3)	Amount represents mortgage servicing rights (“MSRs”) accounted for at fair value. See Note 6 for further information on MSRs.

Transfers Between Level 1 and Level 2 During the Quarter Ended March 31, 2010.

Financial instruments owned—Derivative and other contracts and Financial instruments sold, not yet purchased—Derivative and other contracts.    During the quarter ended March 31, 2010, the Company reclassified approximately $1.3 billion of derivative assets and approximately $1.5 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on quoted prices from the exchange.

Financial instruments owned—Corporate equities.    During the quarter ended March 31, 2010, the Company reclassified approximately $1.0 billion of certain Corporate equities from Level 2 to Level 1 as transactions in these securities occurred with sufficient frequency and volume to constitute an active market.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2009

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2009
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities:
U.S. Treasury securities	$15,394	$—	$—	$—	$15,394
U.S. agency securities	19,670	27,115	36	—	46,821

Total U.S. government and agency securities	35,064	27,115	36	—	62,215
Other sovereign government obligations	21,080	4,362	3	—	25,445

Corporate and other debt:
State and municipal securities	—	3,234	713	—	3,947
Residential mortgage-backed securities	—	4,285	818	—	5,103
Commercial mortgage-backed securities	—	2,930	1,573	—	4,503
Asset-backed securities	—	4,797	591	—	5,388
Corporate bonds	—	37,363	1,038	—	38,401
Collateralized debt obligations	—	1,539	1,553	—	3,092
Loans and lending commitments	—	13,759	12,506	—	26,265
Other debt	—	2,093	1,662	—	3,755

Total corporate and other debt	—	70,000	20,454	—	90,454
Corporate equities(1)	49,732	7,700	536	—	57,968
Derivatives and other contracts(2)	2,310	102,466	14,549	(70,244)	49,081
Investments	743	930	7,613	—	9,286
Physical commodities	—	5,329	—	—	5,329

Total financial instruments owned	108,929	217,902	43,191	(70,244)	299,778
Securities received as collateral	12,778	855	23	—	13,656
Intangible assets(3)	—	—	137	—	137

Liabilities
Commercial paper and other short-term borrowings	$—	$791	$—	$—	$791
Deposits	—	4,943	24	—	4,967
Financial instruments sold, not yet purchased:
U.S. government and agency securities:
U.S. Treasury securities	17,907	1	—	—	17,908
U.S. agency securities	2,573	22	—	—	2,595

Total U.S. government and agency securities	20,480	23	—	—	20,503
Other sovereign government obligations	16,747	1,497	—	—	18,244

Corporate and other debt:
State and municipal securities	—	9	—	—	9
Commercial mortgage-backed securities	—	8	—	—	8
Asset-backed securities	—	63	4	—	67
Corporate bonds	—	5,812	29	—	5,841
Collateralized debt obligations	—	—	3	—	3
Unfunded lending commitments	—	732	252	—	984
Other debt	—	483	431	—	914

Total corporate and other debt	—	7,107	719	—	7,826
Corporate equities(1)	18,125	4,472	4	—	22,601
Derivative and other contracts(2)	3,383	67,847	6,203	(39,224)	38,209

Total financial instruments sold, not yet purchased	58,735	80,946	6,926	(39,224)	107,383
Obligation to return securities received as collateral	12,778	855	23	—	13,656
Other secured financings	—	6,570	1,532	—	8,102
Long-term borrowings	—	30,745	6,865	—	37,610

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The Company holds or sells short for trading purposes, equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 9.
(3)	Amount represents mortgage servicing rights (“MSRs”) accounted for at fair value. See Note 6 for further information on MSRs.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2010 and 2009, respectively. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories. Additionally, both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

For assets and liabilities that were transferred into Level 3 during the period, gains (losses) are presented as if the assets or liabilities had been transferred into Level 3 at the beginning of the period; similarly, for assets and liabilities that were transferred out of Level 3 during the period, gains (losses) are presented as if the assets or liabilities had been transferred out at the beginning of the period.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2010

	Beginning Balance at December 31, 2009	Total Realized and Unrealized Gains (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at March 31, 2010	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at March 31, 2010(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. agency securities	$36	$—	$(35)	$—	$1	$—
Other sovereign government obligations	3	2	76	(1)	80	1
Corporate and other debt:
State and municipal securities	713	(18)	(297)	—	398	1
Residential mortgage-backed securities	818	24	(220)	3	625	19
Commercial mortgage-backed securities	1,573	109	(860)	(43)	779	42
Asset-backed securities	591	1	(440)	(3)	149	10
Corporate bonds	1,038	(55)	128	34	1,145	(48)
Collateralized debt obligations	1,553	133	(171)	(3)	1,512	121
Loans and lending commitments	12,506	155	572	270	13,503	143
Other debt	1,662	252	8	(1)	1,921	244

Total corporate and other debt	20,454	601	(1,280)	257	20,032	532
Corporate equities	536	70	(7)	(63)	536	56
Net derivatives and other contracts:
Interest rate contracts	387	9	7	(19)	384	1
Credit contracts	8,824	(434)	96	(534)	7,952	(352)
Foreign exchange rate contracts	254	(285)	201	36	206	(308)
Equity contracts	(689)	(96)	58	26	(701)	(88)
Commodity contracts	7	(25)	108	—	90	83
Other	(437)	(147)	4	1	(579)	(113)

Total net derivative and other contracts(3)	8,346	(978)	474	(490)	7,352	(777)
Investments	7,613	56	19	(142)	7,546	50
Securities received as collateral	23	—	(23)	—	—	—
Intangible assets	137	38	—	—	175	30

Liabilities
Commercial paper and other short-term borrowings	$—	$—	$300	$—	$300	$—
Deposits	24	1	—	(8)	15	1
Financial instruments sold, not yet purchased:
Corporate and other debt:
Asset-backed securities	4	—	—	—	4	—
Corporate bonds	29	(42)	(79)	25	17	(36)
Collateralized debt obligations	3	—	(3)	—	—	—
Unfunded lending commitments	252	(32)	(71)	—	213	(29)
Other debt	431	25	(76)	(13)	317	24

Total corporate and other debt	719	(49)	(229)	12	551	(41)
Corporate equities	4	(1)	5	3	13	—
Obligation to return securities received as collateral	23	—	(23)	—	—	—
Other secured financings	1,532	(104)	175	—	1,811	(104)
Long-term borrowings	6,865	5	45	(177)	6,728	5

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $56 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Amounts represent unrealized gains (losses) for the quarter ended March 31, 2010 related to assets and liabilities still outstanding at March 31, 2010.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on Derivative instruments and hedging activities, see Note 9.

Financial instruments owned—Corporate and other debt.    During the quarter ended March 31, 2010, the Company reclassified approximately $0.6 billion of certain Corporate and other debt, primarily corporate loans, from Level 3 to Level 2. The Company reclassified the corporate loans as external prices and/or spread inputs for these instruments became observable.

The Company also reclassified approximately $0.9 billion of certain Corporate and other debt from Level 2 to Level 3. The reclassifications were primarily related to corporate loans and were generally due to a reduction in market price quotations for these or comparable instruments, or a lack of available broker quotes, such that unobservable inputs had to be utilized for the fair value measurement of these instruments. The Company reclassified the corporate loans as external prices and/or spread inputs became unobservable.

Financial instruments owned—Net derivative and other contracts.    The net losses in Net derivative and other contracts were primarily driven by tightening of credit spreads on underlying reference entities of bespoke basket credit default swaps.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2009

	Beginning Balance at December 31, 2008	Total Realized and Unrealized Gains or (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at March 31, 2009	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at March 31, 2009(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$127	$(1)	$(86)	$(23)	$17	$—
Other sovereign government obligations	1	(1)	(1)	3	2	(2)
Corporate and other debt	34,918	(3,314)	226	(342)	31,488	(3,501)
Corporate equities	976	(95)	(231)	296	946	(95)
Net derivative and other contracts(3)	23,382	2,363	250	(9,474)	16,521	3,132
Investments	9,698	(1,319)	510	(55)	8,834	(1,269)
Securities received as collateral	30	—	(27)	—	3	—
Intangible assets	184	(25)	—	—	159	(25)

Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt	$3,808	$(20)	$647	$(2,525)	$1,950	$(47)
Corporate equities	27	20	44	23	74	4
Obligation to return securities received as collateral	30	—	(27)	—	3	—
Other secured financings	6,148	1,053	(542)	(289)	4,264	1,053
Long-term borrowings	5,473	(129)	83	(14)	5,671	(129)

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $(1,319) million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the quarter ended March 31, 2009 related to assets and liabilities still outstanding at March 31, 2009.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 9.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Investments that Calculate Net Asset Value.

The following table presents information about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on net asset value at March 31, 2010 and December 31, 2009, respectively.

	At March 31, 2010		At December 31, 2009
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
	(dollars in millions)
Private equity funds	$1,814	$1,171	$1,728	$1,251
Real estate funds	930	547	823	674
Hedge funds(1):
Long-short equity hedge funds	1,137	—	1,597	—
Fixed income/credit-related hedge funds	403	—	407	—
Event-driven hedge funds	149	—	146	—
Multi-strategy hedge funds	188	—	235	—

Total	$4,621	$1,718	$4,936	$1,925

(1)	Fixed income/credit-related hedge funds, event-driven hedge funds, and multi-strategy hedge funds are redeemable at least on a quarterly basis with a notice period of ninety days or less. At March 31, 2010, approximately 48% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 19% is redeemable every six months and 33% of these funds have a redemption frequency of greater than six months. At December 31, 2009, approximately 36% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 15% is redeemable every six months and 49% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds is primarily ninety days or less.

Private Equity Funds.    Amount includes several private equity funds that pursue multiple strategies including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments, and mezzanine capital. In addition, the funds may be structured with a focus on specific domestic or foreign geographic regions. These investments are generally not redeemable with the funds. Instead, the nature of the investments in this category is that distributions are received through the liquidation of the underlying assets of the fund. At March 31, 2010, it is estimated that 30% of the fair value of the funds will be liquidated in the next five years, another 30% of the fair value of the funds will be liquidated between five to ten years and the remaining 40% of the fair value of the funds have a remaining life of greater than ten years.

Real Estate Funds.    Amount includes several real estate funds that invest in real estate assets such as commercial office buildings, retail properties, multi-family residential properties, developments, or hotels. In addition, the funds may be structured with a focus on specific geographic domestic or foreign regions. These investments are generally not redeemable with the funds. Distributions from each fund will be received as the underlying investments of the funds are liquidated. At March 31, 2010, it is estimated that 21% of fair value of the funds will be liquidated within the next five years, another 29% of the fair value of the funds will be liquidated between five to ten years and the remaining 50% of the fair value of the funds have a remaining life of greater than ten years.

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

•

Long-short Equity Hedge Funds.    Amount includes investments in hedge funds that invest, long or short, in equities. Equity value and growth hedge funds purchase stocks perceived to be undervalued and sell

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stocks perceived to be overvalued. Investments representing approximately 38% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for 41% of investments subject to lock-up restrictions ranged from one to three years at March 31, 2010. The remaining restriction period for the other 59% of investments subject to lock-up restrictions was estimated to be greater than three years at March 31, 2010. Investments representing approximately 33% of the fair value of the investments in long-short equity hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for 86% of investments subject to an exit restriction is expected to be less than a year at March 31, 2010.

•

Fixed Income/Credit-Related Hedge Funds.    Amount includes investments in hedge funds that employ long-short, distressed or relative value strategies in order to benefit from investments in undervalued or over-valued securities that are primarily debt or credit related. At March 31, 2010, investments representing approximately 85% of the fair value of the investments in fixed income/credit-related hedge funds cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments was two years or less at March 31, 2010.

•

Event-Driven Hedge Funds.    Amount includes investments in hedge funds that invest in event-driven situations such as mergers, hostile takeovers, reorganizations, or leveraged buyouts. This may involve the simultaneous purchase of stock in companies being acquired, and the sale of stock in its acquirer, hoping to profit from the spread between the current market price and the ultimate purchase price of the target company. At March 31, 2010, investments representing approximately 98% of the value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments was two years or less at March 31, 2010.

•

Multi-strategy Hedge Funds.    Amount includes investments in hedge funds that pursue multiple strategies to realize short and long-term gains. Management of the hedge funds has the ability to overweight or underweight different strategies to best capitalize on current investment opportunities. At March 31, 2010, investments representing approximately 61% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for 58% of investments subject to lock-ups was two years or less at March 31, 2010. The remaining restriction period for the other 42% of investments subject to lock-up restrictions was estimated to be greater than three years at March 31, 2010.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis. The following tables present net gains (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarter ended March 31, 2010 and 2009.

	Principal Transactions- Trading	Interest Expense	(Losses) Gains Included in Net Revenues
	(dollars in millions)
Three months ended March 31, 2010
Commercial paper and other short-term borrowings	$13	$—	$13
Deposits	(25)	(47)	(72)
Long-term borrowings	(366)	(202)	(568)

Three months ended March 31, 2009
Commercial paper and other short-term borrowings	$84	$—	$84
Deposits	(87)	(92)	(179)
Long-term borrowings	(1,405)	(224)	(1,629)

In addition to the amounts in the above table, as discussed in Note 1, all of the instruments within Financial instruments owned or Financial instruments sold, not yet purchased are measured at fair value, either through the election of the fair value option, or as required by other accounting guidance.

The following tables present information on the Company’s short-term and long-term borrowings (including structured notes and junior subordinated debentures), loans and unfunded lending commitments for which the fair value option was elected:

Gains (Losses) Due to Changes in Instrument Specific Credit Spreads

	Three Months Ended March 31,
	2010	2009
	(dollars in millions)
Short-term and long-term borrowings(1)	$53	$(1,636)
Loans(2)	316	(349)
Unfunded lending commitments(3)	(21)	2

(1)	Gains (losses) were attributable to widening or (tightening), respectively, of the Company’s credit spreads and were determined based upon observations of the Company’s secondary bond market spreads. The remainder of changes in overall fair value of the short-term and long-term borrowings is attributable to changes in foreign currency exchange rates and interest rates and movements in the reference price or index for structured notes.
(2)	Instrument-specific credit gains or (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Gains (losses) were generally determined based on the differential between estimated expected client and contractual yields at each respective period end.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount by Which Contractual Principal Amount Exceeds Fair Value

	At March 31, 2010	At December 31, 2009
	(dollars in billions)
Short-term and long-term debt borrowings(1)	$1.0	$1.9
Loans(2)	23.6	24.4
Loans 90 or more days past due in non-accrual status or both(2)(3)	20.8	21.0

(1)	These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.
(2)	The majority of this difference between principal and fair value amounts emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.
(3)	The aggregate fair value of loans that were in non-accrual status, which includes all loans 90 or more days past due, was $3.8 billion and $3.9 billion at March 31, 2010 and December 31, 2009, respectively. The aggregate fair value of loans that were 90 or more days past due was $0.8 billion and $0.7 billion at March 31, 2010 and December 31, 2009, respectively.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis.

Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. These assets may include loans, equity method investments, premises and equipment, intangible assets and real estate investments.

The following tables present, by caption on the condensed consolidated statement of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for the quarter ended March 31, 2010 and 2009, respectively.

Three Months Ended March 31, 2010.

	Carrying Value at March 31, 2010	Fair Value Measurements Using:			Total Losses for the Three Months Ended March 31, 2010(1)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Loans(2)	$634	$—	$—	$634	$(3)
Other investments(3)	17	—	—	17	(5)
Intangible assets(4)	5	—	—	5	(10)

Total	$656	$—	$—	$656	$(18)

(1)	Losses are recorded within Other expenses in the condensed consolidated statement of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.
(2)	Non-recurring change in fair value for loans held for investment were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models.
(3)	Losses recorded were determined primarily using discounted cash flow models.
(4)	Losses related to management contracts and were determined using discounted cash flow models.

In addition to the losses included in the table above, the Company incurred a loss of approximately $932 million in connection with the planned disposition of Revel (see Note 1). The loss related to Premises, equipment and software costs and was included in discontinued operations (see Note 18). The fair value of Revel, net of estimated costs to sell, included in Premises, equipment and software costs was approximately $240 million at March 31, 2010 and was classified in Level 3. Fair value was determined using discounted cash flow models.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no liabilities measured at fair value on a non-recurring basis during the quarter ended March 31, 2010.

Three Months Ended March 31, 2009.

	Carrying Value at March 31, 2009	Fair Value Measurements Using:			Total Losses for the Three Months Ended March 31, 2009(1)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Loans(2)	$386	$—	$—	$386	$(98)
Other investments(3)	145	—	—	145	(4)
Premises, equipment and software costs(3)	8	—	—	8	(5)

Total	$539	$—	$—	$539	$(107)

(1)	Losses are recorded within Other expenses in the condensed consolidated statement of income except for losses related to Loans and Other investments, which are included in Other revenues.
(2)	Losses for loans held for investment were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models.
(3)	Losses recorded were determined primarily using discounted cash flow models.

In addition to the impairment losses mentioned in the table above, impairment losses of approximately $171 million (of which $40 million related to Other investments, $6 million related to Intangible assets, and $125 million related to Other assets) were included in discontinued operations related to Crescent (see Note 18). The carrying value of Crescent assets subject to impairment at March 31, 2009 was $265 million (of which $18 million related to Other investments, $21 million related to Intangible assets and $226 million related to Other assets) all of which were classified in Level 3. Fair values were generally determined using discounted cash flow models or third-party appraisals and valuations.

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

The Company’s long-term borrowings are recorded at amortized amounts unless elected under the fair value option or designated as a hedged item in a fair value hedge. For long-term borrowings not measured at fair value, the fair value of the Company’s long-term borrowings was estimated using either quoted market prices or discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangements. At March 31, 2010, the carrying value of the Company’s long-term borrowings not measured at fair value was approximately $1.3 billion higher than fair value. At December 31, 2009, the carrying value of the Company’s long-term borrowings not measured at fair value was approximately $1.4 billion higher than fair value.

4.	Securities Available for Sale.

In the first quarter of 2010, the Company purchased certain debt securities that are classified as AFS. The following table presents information about the Company’s AFS securities:

	At March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Other-than- temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities	$18,671	$—	$34	$ —	$18,637

(1)	The unrealized losses are attributable to changes in interest rates since purchase. The Company does not intend to sell these securities or expect to be required to sell these securities prior to recovery of the amortized costs basis. In addition, the Company does not expect these securities to experience a credit loss given the explicit and implicit guarantee provided by the U.S. government.

The table below presents the fair value of investments in debt securities available for sale that have been in an unrealized loss position for less than 12 months or for 12 months or longer at March 31, 2010:

	Less than 12 months		12 months or longer		Total
At March 31, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities	$18,637	$34	$—	$—	$18,637	$34

The following table presents the amortized cost and fair value of debt securities available for sale by contractual maturity dates at March 31, 2010:

At March 31, 2010	Amortized Cost	Fair Value	Yield
	(dollars in millions)
U.S. government and agency securities:
Due within 1 year	$1,807	$1,806	0.4%
After 1 year but through 5 years	16,864	16,831	1.2%

Total	$18,671	$18,637	1.1%

5.	Collateralized Transactions.

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

	At March 31, 2010	At December 31, 2009
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$16,395	$18,376
Other sovereign government obligations	6,059	4,584
Corporate and other debt	10,482	13,111
Corporate equities	15,187	10,284

Total	$48,123	$46,355

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The Company’s policy is generally to take possession of Securities purchased under agreements to resell. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. At March 31, 2010 and December 31, 2009, the fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $507 billion and $429 billion, respectively, and the fair value of the portion that had been sold or repledged was $361 billion and $311 billion, respectively.

The Company additionally receives securities as collateral in connection with certain securities for securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the condensed consolidated statements of financial condition. At March 31, 2010 and December 31, 2009, $17 billion and $14 billion, respectively, were reported as Securities received as collateral and an Obligation to return securities received as collateral in the condensed consolidated statements of financial condition. Collateral received in connection with these transactions that was subsequently repledged was approximately $16 billion and $13 billion at March 31, 2010 and December 31, 2009, respectively.

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

At March 31, 2010 and December 31, 2009, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

	March 31, 2010	December 31, 2009
	(dollars in millions)
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	$22,367	$23,712
Securities(1)	14,381	11,296

Total	$36,748	$35,008

(1)	Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Federal funds sold and securities purchased under agreements to resell and Financial instruments owned in the condensed consolidated statements of financial condition.

Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Company is deemed to be the primary beneficiary, and certain equity-linked notes and borrowings where in all instances these liabilities are payable solely from the cash flows of the related assets accounted for as Financial instruments owned (see Note 6).

6.	Variable Interest Entities and Securitization Activities.

The Company is involved with various special purpose entities (“SPEs”) in the normal course of business. In most cases, these entities are deemed to be VIEs.

The Company applies accounting guidance for consolidation of VIEs to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Entities that previously met the criteria as QSPEs that were not subject to consolidation prior to January 1, 2010 became subject to the consolidation requirements for VIEs on that date. Excluding entities subject to the Deferral (as defined in Note 1), effective January 1, 2010, the primary beneficiary of a VIE is the party that both (1) has the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (2) has an obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. The Company consolidates entities of which it is the primary beneficiary.

The Company’s variable interests in VIEs include debt and equity interests, commitments, guarantees, derivative instruments and certain fees. The Company’s involvement with VIEs arises primarily from:

•	Interests purchased in connection with market making and retained interests held as a result of securitization activities.

•	Guarantees issued and residual interests retained in connection with municipal bond securitizations.

•	Loans and investments made to VIEs that hold debt, equity, real estate or other assets.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Derivatives entered into with VIEs.

•	Structuring of credit-linked notes (“CLNs”) or other asset-repackaged notes designed to meet the investment objectives of clients.

•	Other structured transactions designed to provide tax-efficient yields to the Company or its clients.

The Company determines whether it is the primary beneficiary of a VIE upon its initial involvement with the VIE and reassesses whether it is the primary beneficiary on an ongoing basis as long as it has any continuing involvement with the VIE. This determination is based upon an analysis of the design of the VIE, including the VIE’s structure and activities, the power to make significant economic decisions held by the Company and by other parties and the variable interests owned by the Company and other parties.

The power to make the most important decisions may take a number of different forms in different types of VIEs. The Company considers servicing or collateral management decisions as representing the power to make the most important economic decisions in transactions such as securitizations or collateral debt obligations.

For many transactions, such as CLNs and other asset-repackaged notes, there are no significant economic decisions made on an ongoing basis. In these cases, the Company focuses its analysis on decisions made prior to the initial closing of the transaction and at the termination of the transaction. Based upon factors, which include an analysis of the nature of the assets, the number of investors, the standardization of the legal documentation and the level of the continuing involvement by the Company, the Company concluded in most of these transactions that decisions made prior to the initial closing were shared between the Company and the initial investors. The Company focused its control decision on any right held by the Company or investors related to the termination of the VIE.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information at March 31, 2010 and December 31, 2009 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis. As a result of the accounting guidance adopted on January 1, 2010, the Company consolidated a number of VIEs that had not previously been consolidated and de-consolidated a number of VIEs that had previously been consolidated at December 31, 2009.

	At March 31, 2010
	Mortgage and Asset-backed Securitizations	Collateralized Debt Obligations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$4,668	$1,764	$1,757	$696	$1,844
VIE liabilities	$3,827	$1,734	$139	$2,861	$851

	At December 31, 2009
	Mortgage and Asset-backed Securitizations	Credit and Real Estate	Commodities Financing	Other Structured Financings
	(dollars in millions)
VIE assets	$2,715	$2,629	$1,509	$762
VIE liabilities	$992	$687	$1,370	$73

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third party holders of the VIE’s liabilities. At March 31, 2010, managed real estate partnerships reflected non-controlling interests of $1,260 million. The Company also has additional maximum exposure to losses of approximately $1,115 million and $533 million at March 31, 2010 and December 31, 2009, respectively. This additional exposure relates primarily to certain derivatives (e.g., credit derivatives in which the Company has sold unfunded protection in synthetic collateralized debt obligations, typically for the most senior tranche, in which the total protection sold by the VIE exceeds the amount of collateral held) and commitments, guarantees and other forms of involvement.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about certain non-consolidated VIEs in which the Company had variable interests at March 31, 2010. Many of the VIEs included in this table met the QSPE requirements under previous accounting guidance. QSPEs were not included as non-consolidated VIEs in prior periods. The table includes all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. The non-consolidated VIEs included in the March 31, 2010 and December 31, 2009 tables are based on different criteria.

	At March 31, 2010
	Mortgage and Asset-backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$114,592	$11,245	$6,729	$1,766	$7,443
Maximum exposure to loss:
Debt and equity interests(2)	$7,827	$693	$85	$975	$2,739
Derivatives and other contracts	1,166	1,062	—	—	284
Commitments, guarantees and other	—	—	4,297	783	524

Total maximum exposure to loss	$8,993	$1,755	$4,382	$1,758	$3,547

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$7,827	$693	$85	$802	$2,739
Derivatives and other contracts	892	784	—	—	128

Total carrying value of exposure to loss—Assets	$8,719	$1,477	$85	$802	$2,867

Carrying value of exposure to loss—Liabilities:
Derivatives and other contracts	$274	$245	$—	$—	$45
Commitments, guarantees and other	—	—	24	41	334

Total carrying value of exposure to loss—Liabilities	$274	$245	$24	$41	$379

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $42.3 billion of residential mortgages; $32.2 billion of commercial mortgages; $14.2 billion of U.S. agency collateralized mortgage obligations and $25.9 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $1.2 billion of residential mortgages; $1.7 billion of commercial mortgages; $3.2 billion of U.S. agency collateralized mortgage obligations and $1.6 billion of other consumer or commercial loans.

The Company’s maximum exposure to loss often differs from the carrying value of the VIE’s assets. The maximum exposure to loss is dependent on the nature of the Company’s variable interest in the VIEs and is limited to the notional amounts of certain liquidity facilities, other credit support, total return swaps, written put options, and the fair value of certain other derivatives and investments the Company has made in the VIEs. Liabilities issued by VIEs generally are non-recourse to the Company. Where notional amounts are utilized in quantifying maximum exposure related to derivatives, such amounts do not reflect fair value write downs already recorded by the Company.

The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company may utilize to hedge these risks associated with the Company’s variable interests. In addition, the Company’s maximum exposure to loss is not reduced by the amount of collateral held as part of a transaction with the VIE or any party to the VIE directly against a specific exposure to loss.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securitization transactions generally involve VIEs. The Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $6.5 billion at March 31, 2010. These securities were either retained in connection with transfers of assets by the Company or acquired in connection with secondary market-making activities. Securities issued by securitization SPEs consist of $2.4 billion of securities backed primarily by residential mortgage loans, $0.4 billion of securities backed by U.S. agency collateralized mortgage obligations, $1.6 billion of securities backed by commercial mortgage loans, $1.3 billion of securities backed by collateralized debt obligations or collateralized loan obligations and $0.8 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. The Company’s primary risk exposure is limited to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Financial instruments owned—Corporate and other debt and are measured at fair value. The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees, or similar derivatives. The Company’s maximum exposure to loss is equal to the fair value of the securities owned.

The following table presents information about the Company’s non-consolidated VIEs at December 31, 2009 in which the Company had significant variable interests or served as the sponsor and had any variable interest as of that date. The non-consolidated VIEs included in the March 31, 2010 and December 31, 2009 tables are based on different criteria.

	At December 31, 2009
	Mortgage and Asset-backed Securitizations	Credit and Real Estate	Municipal Tender Option Bond Trusts	Other Structured Financings
	(dollars in millions)
VIE assets that the Company does not consolidate	$720	$11,848	$339	$5,775
Maximum exposure to loss:
Debt and equity interests	$16	$2,330	$40	$861
Derivatives and other contracts	1	4,949	—	—
Commitments, guarantees and other	—	200	31	623

Total maximum exposure to loss	$17	$7,479	$71	$1,484

Carrying value of exposure to loss—Assets:
Debt and equity interests	$16	$2,330	$40	$682
Derivatives and other contracts	1	2,382	—	—

Total carrying value of exposure to loss—Assets	$17	$4,712	$40	$682

Carrying value of exposure to loss—Liabilities:
Derivatives and other contracts	$—	$484	$—	$—
Commitments, guarantees and other	—	—	—	45

Total carrying value of exposure to loss—Liabilities	$—	$484	$—	$45

The Company’s transactions with VIEs primarily includes securitizations, municipal tender option bond trusts, credit protection purchased through CLNs, collateralized loan and debt obligations, equity-linked notes, managed real estate partnerships and asset management investment funds. Such activities are described below.

Securitization Activities.    In a securitization transaction, the Company transfers assets (generally commercial or residential mortgage loans or U.S. agency securities) to an SPE, sells to investors most of the beneficial interests,

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such as notes or certificates, issued by the SPE and in many cases retains other beneficial interests. In many securitization transactions involving commercial mortgage loans, the Company transfers a portion of the assets transferred to the SPE with unrelated parties transferring the remaining assets.

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

In most of these transactions, the SPE met the criteria to be a QSPE under the accounting guidance effective prior to January 1, 2010 for the transfer and servicing of financial assets. The Company did not consolidate QSPEs if they met certain criteria regarding the types of assets and derivatives they held, the activities in which they engaged and the range of discretion they may have exercised in connection with the assets they held. SPEs that formerly met the criteria to be a QSPE are now subject to the same consolidation requirements as other VIEs.

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

See Note 9 for further information on derivative instruments and hedging activities.

Municipal Tender Option Bond Trusts.    In a municipal tender option bond transaction, the Company, on behalf of a client, transfers a municipal bond to a trust. The trust issues short-term securities which the Company, as the remarketing agent, sells to investors. The client retains a residual interest. The short-term securities are supported by a liquidity facility pursuant to which the investors may put their short-term interests. In some programs, the Company provides this liquidity facility; in most programs, a third-party provider will provide such liquidity facility. The Company may purchase short-term securities in its role either as remarketing agent or liquidity provider. The client can generally terminate the transaction at any time. The liquidity provider can generally terminate the transaction upon the occurrence of certain events. When the transaction is terminated, the municipal bond is generally sold or returned to the client. Any losses suffered by the liquidity provider upon the sale of the bond are the responsibility of the client. This obligation generally is collateralized.

Credit Protection Purchased Through CLNs.    In a CLN transaction, the Company transfers assets (generally high quality securities or money market investments) to an SPE, enters into a derivative transaction in which the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SPE writes protection on an unrelated reference asset or group of assets through a credit default swap, a total return swap or similar instrument, and sells to investors the securities issued by the SPE. In some transactions, the Company may also enter into interest rate or currency swaps with the SPE. Upon the occurrence of a credit event related to the reference asset, the SPE will sell the collateral securities in order to make the payment to the Company. The Company is generally exposed to price changes on the collateral securities in the event of a credit event and subsequent sale. These transactions are designed to provide investors with exposure to certain credit risk on the reference asset. In some transactions, the assets and liabilities of the SPE are recognized in the Company’s condensed consolidated financial statements. In other transactions, the transfer of the collateral securities is accounted for as a sale of assets and the SPE is not consolidated. The structure of the transaction determines the accounting treatment. CLNs are included in Other in the above VIE tables.

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

Collateralized Loan and Debt Obligations.    A collateralized loan obligation (“CLO”) or a CDO is an SPE that purchases a pool of assets, consisting of corporate loans, corporate bonds, asset-backed securities or synthetic exposures on similar assets through derivatives and issues multiple tranches of debt and equity securities to investors. In the Asset Management business segment, the Company manages CLOs with assets of $1.7 billion at March 31, 2010, and receives a management fee for these services. The Company’s maximum exposure to loss on these managed CLOs was immaterial at March 31, 2010. The Company consolidates these CLOs. The Company’s maximum exposure to loss on other CLOs and CDOs not managed by the Company is $3.1 billion at March 31, 2010.

Equity-Linked Notes.    In an equity-linked note transaction included in the tables above, the Company typically transfers to an SPE either (1) a note issued by the Company, the payments on which are linked to the performance of a specific equity security, equity index or other index or (2) debt securities issued by other companies and a derivative contract, the terms of which will relate to the performance of a specific equity security, equity index or other index. These transactions are designed to provide investors with exposure to certain risks related to the specific equity security, equity index or other index. Equity-linked notes are included in Other in the above VIE tables.

Managed Real Estate Partnerships.    The Company sponsors funds that invest in real estate assets. Certain of these funds are classified as VIEs primarily because the Company has provided financial support through lending facilities and other means. The Company also serves as the general partner for these funds and owns limited partnership interests in them. These funds are consolidated at March 31, 2010.

Asset Management Investment Funds.    The tables above do not include certain investments made by the Company held by entities qualifying for accounting purposes as investment companies.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transfers of Assets with Continuing Involvement.

The following table presents information at March 31, 2010 regarding transactions with SPEs in which the Company, acting as principal, transferred assets with continuing involvement and received sales treatment. The transferees in most of these transactions formerly met the criteria for QSPEs.

	At March 31, 2010
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other
	(dollars in millions)
SPE assets (unpaid principal balance)(1)	$55,702	$90,063	$2,075	$8,167
Retained interests (fair value):
Investment grade	$162	$122	$1,415	$—
Non-investment grade	109	489	—	2,329

Total retained interests (fair value)	$271	$611	$1,415	$2,329

Interests purchased in the secondary market (fair value):
Investment grade	$50	$233	$6	$—
Non-investment grade	85	22	—	52

Total interests purchased in the secondary market (fair value)	$135	$255	$6	$52

Derivative assets (fair value)	$263	$887	$—	$942
Derivative liabilities (fair value)	$137	$1	$—	$336

(1)	Amounts include assets transferred by unrelated transferors.

	At March 31, 2010
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$1,535	$164	$1,699
Non-investment grade	—	156	2,771	2,927

Total retained interests (fair value)	$—	$1,691	$2,935	$4,626

Interests purchased in the secondary market (fair value):
Investment grade	$—	$209	$80	$289
Non-investment grade	—	148	11	159

Total interests purchased in the secondary market (fair value)	$—	$357	$91	$448

Derivative assets (fair value)	$—	$851	$1,241	$2,092
Derivative liabilities (fair value)	$—	$19	$455	$474

Transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the condensed consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Investment banking underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net gains at the time of securitization were not material in the three months ended March 31, 2010.

During the three months ended March 31, 2010, the Company received proceeds from new securitization transactions of $5 billion. During the three months ended March 31, 2010, the Company received proceeds from cash flows from retained interests in securitization transactions of $1.2 billion.

The Company provides representations and warranties that certain assets transferred in securitization transactions conform to specific guidelines (see Note 10).

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

The following tables present information about transfers of assets treated by the Company as secured financings at March 31, 2010 and December 31, 2009:

	At March 31, 2010
	Commercial Mortgage Loans	Credit- Linked Notes	Other
	(dollars in millions)
Assets
Unpaid principal amount	$110	$1,063	$215

Fair value	104	660	214

Other secured financings
Unpaid principal amount	66	1,037	215
Fair value	66	658	214

	At December 31, 2009
	Residential Mortgage Loans	Commercial Mortgage Loans	Credit- Linked Notes	Other
	(dollars in millions)
Assets
Unpaid principal amount	$376	$324	$1,059	$1,332
Fair value	151	291	1,012	1,294

Other secured financings
Unpaid principal amount	267	271	1,025	1,332
Fair value	138	269	978	1,294

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Servicing Activities.

Mortgage Servicing Rights.    The Company may retain servicing rights to certain mortgage loans that are sold through its securitization activities. These transactions create an asset referred to as MSRs, which totaled approximately $175 million and $137 million as of March 31, 2010 and December 31, 2009, respectively, and are included within Intangible assets and carried at fair value in the condensed consolidated statements of financial condition.

SPE Mortgage Servicing Activities.    The Company services residential mortgage loans in the U.S. and Europe and commercial mortgage loans in Europe owned by SPEs, including SPEs sponsored by the Company and SPEs not sponsored by the Company. The Company generally holds retained interests in Company-sponsored SPEs. In some cases, as part of its market making activities, the Company may own some beneficial interests issued by both Company-sponsored and non-Company sponsored SPEs.

The Company provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets and are recorded at cost. Advances at March 31, 2010 and December 31, 2009 totaled approximately $2.2 billion net of reserves of $17 million and $23 million at March 31, 2010 and December 31, 2009, respectively.

The following tables present information about the Company’s mortgage servicing activities for SPEs to which the Company transferred loans as of March 31, 2010 and December 31, 2009:

	At March 31, 2010
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs	Commercial Mortgage Consolidated SPEs
	(dollars in millions)

Assets serviced (unpaid principal balance)	$15,917	$3,044	$7,946	$2,217

Amounts past due 90 days or greater (unpaid principal balance)(1)	$6,476	$1,001	$—	$6

Percentage of amounts past due 90 days or greater(1)	40.7%	32.9%	—	0.3%

Credit losses	$403	$26	$—	$—

(1)	Includes loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

	At December 31, 2009
	Residential Mortgage QSPEs	Residential Mortgage Failed Sales	Commercial Mortgage QSPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$18,902	$1,110	$10,901
Amounts past due 90 days or greater (unpaid principal balance)(1)	$7,297	$408	$5
Percentage of amounts past due 90 days or greater(1)	38.6%	36.8%	—

(1)	Includes loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also serviced residential and commercial mortgage loans for SPEs sponsored by unrelated parties with unpaid principal balances totaling $19 billion and $20 billion at March 31, 2010 and December 31, 2009, respectively.

7.    Goodwill and Net Intangible Assets.

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

The Company completed its annual goodwill impairment testing at July 1, 2009, which did not result in any goodwill impairment.

Goodwill.

Changes in the carrying amount of the Company’s goodwill, net of accumulated impairment losses for the quarter ended March 31, 2010 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Goodwill at December 31, 2009	$373	$5,618	$1,171	$7,162
Foreign currency translation adjustments and other	9	(2)	—	7

Goodwill at March 31, 2010(1)(2)	$382	$5,616	$1,171	$7,169

(1)	The Asset Management business segment amounts at March 31, 2010 and December 31, 2009 included approximately $404 million related to Retail Asset Management.
(2)	The amount of the Company’s goodwill before accumulated impairments of $673 million at March 31, 2010 was $7,842 million.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Intangible Assets.

Changes in the carrying amount of the Company’s intangible assets for the quarter ended March 31, 2010 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Amortizable net intangible assets at December 31, 2009	$161	$4,292	$184	$4,637
Mortgage servicing rights (see Note 6)	135	2	—	137
Indefinite-lived intangible assets	—	280	—	280

Net intangible assets at December 31, 2009	$296	$4,574	$184	$5,054

Amortizable net intangible assets at December 31, 2009	$161	$4,292	$184	$4,637
Foreign currency translation adjustments and other	5	1	—	6
Amortization expense	(4)	(83)	(3)	(90)
Impairment losses	—	—	(10)	(10)

Amortizable net intangible assets at March 31, 2010	162	4,210	171	4,543
Mortgage servicing rights (see Note 6)	172	3	—	175
Indefinite-lived intangible assets	—	280	—	280

Net intangible assets at March 31, 2010	$334	$4,493	$171	$4,998

8. Long-Term Borrowings.

The Company’s long-term borrowings included the following components:

	At March 31, 2010	At December 31, 2009
	(dollars in millions)
Senior debt	$174,619	$178,797
Subordinated debt	4,030	3,983
Junior subordinated debentures	10,554	10,594

Total	$189,203	$193,374

During the quarter ended March 31, 2010, the Company issued notes with a principal amount of approximately $8 billion representing senior unsecured notes that were not guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The amount included non-U.S. dollar currency notes aggregating approximately $1 billion. During the quarter ended March 31, 2010, approximately $10 billion of notes were repaid.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.7 years and 5.6 years at March 31, 2010 and December 31, 2009, respectively.

FDIC’s Temporary Liquidity Guarantee Program (“TLGP”).

At March 31, 2010 and December 31, 2009, the Company had long-term debt outstanding of $23.8 billion under the TLGP. These borrowings are senior unsecured debt obligations of the Company and guaranteed by the FDIC under the TLGP. The FDIC has concluded that the guarantee is backed by the full faith and credit of the U.S. government.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Derivative Instruments and Hedging Activities.

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

The Company incurs credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the derivative contracts reported as assets. The fair value of a derivative represents the amount at which the derivative could be exchanged in an orderly transaction between market participants, and is further described in Notes 1 and 3.

In connection with its derivative activities, the Company generally enters into master netting agreements and collateral arrangements with counterparties. These agreements provide the Company with the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default.

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at March 31, 2010 and December 31, 2009, respectively. Fair value is presented in the final column net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned at March 31, 2010(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$534	$1,952	$3,287	$9,769	$(6,753)	$8,789	$8,443
AA	5,635	6,953	7,101	16,481	(26,290)	9,880	8,010
A	9,111	8,809	7,102	25,507	(39,564)	10,965	9,800
BBB	3,404	3,990	2,347	7,501	(9,623)	7,619	5,547
Non-investment grade	2,488	3,067	1,710	4,516	(3,983)	7,798	6,233

Total	$21,172	$24,771	$21,547	$63,774	$(86,213)	$45,051	$38,033

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. The table does not include listed derivatives and the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department using methodologies generally consistent with those employed by external rating agencies.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Owned at December 31, 2009(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$852	$2,026	$3,876	$9,331	$(6,616)	$9,469	$9,082
AA	6,469	7,855	6,600	15,071	(25,576)	10,419	8,614
A	8,018	10,712	7,990	22,739	(38,971)	10,488	9,252
BBB	3,032	4,193	2,947	7,524	(8,971)	8,725	5,902
Non-investment grade	2,773	3,331	2,113	4,431	(4,534)	8,114	6,525

Total	$21,144	$28,117	$23,526	$59,096	$(84,668)	$47,215	$39,375

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. The table does not include listed derivatives and the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

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

Net Investment Hedges.    The Company may utilize forward foreign exchange contracts and non-U.S. dollar-denominated debt to manage the currency exposure relating to its net investments in non-U.S. dollar functional currency operations. No hedge ineffectiveness is recognized in earnings since the notional amounts of the hedging instruments equal the portion of the investments being hedged, and, where forward contracts are used, the currencies being exchanged are the functional currencies of the parent and investee; where debt instruments are used as hedges, they are denominated in the functional currency of the investee. The gain or loss from revaluing hedges of net investments in foreign operations at the spot rate is deferred and reported within Accumulated other comprehensive income (loss) in Equity, net of tax effects. The forward points on the hedging instruments are recorded in Interest income.

The following tables summarize the fair value of derivative instruments designated as accounting hedges and the fair value of derivative instruments not designated as accounting hedges by type of derivative contract on a gross basis at March 31, 2010 and December 31, 2009. Fair values of derivative contracts in an asset position are included in Financial instruments owned—Derivative and other contracts. Fair values of derivative contracts in a liability position are reflected in Financial instruments sold, not yet purchased—Derivative and other contracts.

	Assets at March 31, 2010		Liabilities at March 31, 2010
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$5,045	$74,230	$52	$7,348
Foreign exchange contracts	270	8,253	109	6,588

Total derivatives designated as accounting hedges	5,315	82,483	161	13,936

Derivatives not designated as accounting hedges(1):
Interest rate contracts	598,371	15,841,899	574,861	15,768,660
Credit contracts	125,154	2,392,889	107,063	2,197,530
Foreign exchange contracts	49,378	1,295,384	50,540	1,313,783
Equity contracts	37,257	530,173	44,744	549,783
Commodity contracts	73,904	457,418	73,193	426,403
Other	375	12,115	1,251	6,607

Total derivatives not designated as accounting hedges	884,439	20,529,878	851,652	20,262,766

Total derivatives	$889,754	$20,612,361	$851,813	$20,276,702
Cash collateral netting	(62,054)	—	(34,242)	—
Counterparty netting	(779,794)	—	(779,794)	—

Total derivatives	$47,906	$20,612,361	$37,777	$20,276,702

(1)	Notional amounts include net notionals related to long and short futures contracts of $65 billion and $64 billion, respectively. The variation margin on these futures contracts (excluded from the table above) of $494 million and $42 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Assets at December 31, 2009		Liabilities at December 31, 2009
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$4,343	$69,026	$175	$12,248
Foreign exchange contracts	216	10,781	105	7,125

Total derivatives designated as accounting hedges	4,559	79,807	280	19,373

Derivatives not designated as accounting hedges(1):
Interest rate contracts	622,786	16,285,375	599,291	16,123,706
Credit contracts	146,064	2,557,917	125,234	2,404,995
Foreign exchange contracts	52,312	1,174,815	51,369	1,107,989
Equity contracts	41,366	476,510	49,198	492,681
Commodity contracts	64,614	453,132	63,714	414,765
Other	389	12,908	1,123	6,180

Total derivatives not designated as accounting hedges	927,531	20,960,657	889,929	20,550,316

Total derivatives	$932,090	$21,040,464	$890,209	$20,569,689
Cash collateral netting	(62,738)	—	(31,729)	—
Counterparty netting	(820,271)	—	(820,271)	—

Total derivatives	$49,081	$21,040,464	$38,209	$20,569,689

(1)	Notional amounts include net notionals related to long and short futures contracts of $434 billion and $696 billion, respectively. The variation margin on these futures contracts (excluded from the table above) of $601 million and $27 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the condensed consolidated statements of financial condition.

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for the quarter ended March 31, 2010 and 2009, respectively.

Derivatives Designated as Fair Value Hedges.

The following table presents gains (losses) reported on derivative instruments and the related hedge item as well as the hedge ineffectiveness included in Interest expense in the condensed consolidated statements of income from interest rate contracts:

Interest Rate Contracts	Three Months Ended March 31,
	2010	2009
	(dollars in millions)
Gain (loss) recognized on derivatives	$721	$(2,759)
(Loss) gain recognized on borrowings	(566)	2,690

Total	$155	$(69)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives Designated as Net Investment Hedges.

	Gains Recognized in OCI (effective portion)(1)
Product Type	Three Months Ended March 31,
	2010	2009
	(dollars in millions)
Foreign exchange contracts(2)	$220	$230
Debt instruments	—	103

Total	$220	$333

(1)	No gains (losses) related to net investment hedges were reclassified from Other comprehensive income (“OCI”) into income during the quarter ended March 31, 2010 and 2009, respectively.
(2)	A gain of $1 million and a gain of $9 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarter ended March 31, 2010 and 2009, respectively.

The table below summarizes gains (losses) on derivative instruments not designated as accounting hedges for the three months ended March 31, 2010 and 2009, respectively:

	Gains (Losses) Recognized in Income(1)(2)
	Three Months Ended March 31,
Product Type	2010	2009
	(dollars in millions)
Interest rate contracts	$620	$(1,888)
Credit contracts	(597)	2,557
Foreign exchange contracts	(157)	2,415
Equity contracts	(483)	(1,240)
Commodity contracts	551	752
Other contracts	(57)	482

Total derivative instruments	$(123)	$3,078

(1)	Gains (losses) on derivative contracts not designated as hedges are primarily included in Principal transactions—Trading.
(2)	Gains (losses) associated with derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Principal transactions—Trading.

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $34 million and $110 million at March 31, 2010 and December 31, 2009, respectively, and a notional of $2,603 million and $3,442 million at March 31, 2010 and December 31, 2009, respectively. The Company recognized gains of $13 million and $45 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter ended March 31, 2010 and 2009, respectively.

At March 31, 2010 and December 31, 2009, the amount of payables associated with cash collateral received that was netted against derivative assets was $62.1 billion and $62.7 billion, respectively. The amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $34.2 billion and $31.7 billion, respectively. Cash collateral receivables and payables of $7 million and $190 million, respectively, at March 31, 2010, and $62 million and $227 million, respectively, at December 31, 2009, were not offset against certain contracts that did not meet the definition of a derivative.

Credit-Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit ratings downgrade. At March 31, 2010 and December 31, 2009, the aggregate fair value of derivative contracts that contain credit-risk-related contingent features that are in a net liability position totaled $27,544 million and $23,052 million, respectively, for which the Company has posted collateral of $22,906 million and $20,607 million, respectively, in the normal course of business. At March 31, 2010 and December 31, 2009, the amount of additional collateral or termination payments that could be called by counterparties under the terms of such agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was approximately $938 million and $717 million, respectively. Additional collateral or termination payments of approximately $998 million and $975 million could be called by counterparties in the event of a two-notch downgrade at March 31, 2010 and December 31, 2009, respectively. Of these amounts, $1,297 million and $1,203 million at March 31, 2010 and December 31, 2009, respectively, related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

Credit Derivatives and Other Credit Contracts.

The Company enters into credit derivatives, principally through credit default swaps, under which it provides counterparties protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Company’s counterparties are banks, broker-dealers, insurance and other financial institutions, and monoline insurers. The table below summarizes certain information regarding protection sold through credit default swaps and CLNs at March 31, 2010:

Credit Ratings of the Reference Obligation	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$1,051	$4,496	$10,827	$27,789	$44,163	$2,021
AA	10,985	29,994	31,490	35,028	107,497	1,211
A	31,325	100,673	90,316	49,196	271,510	(2,960)
BBB	54,964	152,644	131,424	76,316	415,348	(6,116)
Non-investment grade	54,395	173,862	109,046	62,152	399,455	16,822

Total	152,720	461,669	373,103	250,481	1,237,973	10,978

Index and basket credit default swaps:
AAA	39,140	54,676	47,970	49,719	191,505	(1,331)
AA	35	39	5,248	12,483	17,805	1,197
A	268	4,263	24,237	9,798	38,566	128
BBB	9,683	53,938	176,356	121,372	361,349	(588)
Non-investment grade	25,591	130,777	142,392	121,638	420,398	22,874

Total	74,717	243,693	396,203	315,010	1,029,623	22,280

Total credit default swaps sold	$227,437	$705,362	$769,306	$565,491	$2,267,596	$33,258

Other credit contracts(3)(4)	$—	$42	$—	$1,026	$1,068	$1,004
CLNs(4)	174	287	1,968	1,165	3,594	(956)

Total credit derivatives and other credit contracts	$227,611	$705,691	$771,274	$567,682	$2,272,258	$33,306

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the quarter ended March 31, 2010.
(3)	Other credit contracts are credit default swaps that are considered hybrid instruments.
(4)	Fair value amount shown represents the fair value of the hybrid instruments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes certain information regarding protection sold through credit default swaps and CLNs at December 31, 2009:

Credit Ratings of the Reference Obligation	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$926	$2,733	$10,969	$30,542	$45,170	$846
AA	13,355	31,475	38,360	39,424	122,614	1,355
A	35,164	101,909	100,489	50,432	287,994	(3,115)
BBB	57,979	161,309	151,143	80,216	450,647	(6,753)
Non-investment grade	58,408	180,311	123,972	63,871	426,562	25,870

Total	165,832	477,737	424,933	264,485	1,332,987	18,203

Index and basket credit default swaps:
AAA	41,517	59,925	51,750	53,917	207,109	(1,563)
AA	—	1,113	4,082	17,120	22,315	1,794
A	198	3,604	25,425	5,666	34,893	(377)
BBB	12,866	65,484	183,799	93,906	356,055	(2,101)
Non-investment grade	40,941	160,331	160,127	132,267	493,666	27,665

Total	95,522	290,457	425,183	302,876	1,114,038	25,418

Total credit default swaps sold	$261,354	$768,194	$850,116	$567,361	$2,447,025	$43,621

Other credit contracts(3)(4)	$—	$51	$24	$1,089	$1,164	$1,118
CLNs(4)	160	74	337	668	1,239	(335)

Total credit derivatives and other credit contracts	$261,514	$768,319	$850,477	$569,118	$2,449,428	$44,404

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during 2009.
(3)	Other credit contracts are credit default swaps that are considered hybrid instruments.
(4)	Fair value amount shown represents the fair value of the hybrid instruments.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Purchased Credit Protection.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $1.7 trillion and $1.9 trillion at March 31, 2010 and December 31, 2009, respectively, compared with a notional amount of approximately $1.9 trillion and $2.1 trillion, at March 31, 2010 and December 31, 2009, respectively, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations. The Company may also purchase credit protection to economically hedge loans and lending commitments. In total, not considering whether the underlying reference obligations are identical, the Company has purchased credit protection of $2.3 trillion with a positive fair value of $51 billion compared with $2.3 trillion of credit protection sold with a negative fair value of $33 billion at March 31, 2010. In total, not considering whether the underlying reference obligations are identical, the Company has purchased credit protection of $2.5 trillion with a positive fair value of $65 billion compared with $2.4 trillion of credit protection sold with a negative fair value of $44 billion as of December 31, 2009.

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

10.    Commitments, Guarantees and Contingencies.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at March 31, 2010 are summarized below by period of expiration. Since

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at March 31, 2010
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$853	$1	$1	$6	$861
Investment activities	940	767	167	72	1,946
Primary lending commitments—investment grade(1)(2)	10,558	27,321	3,938	163	41,980
Primary lending commitments—non-investment grade(1)	833	4,179	3,957	2,656	11,625
Secondary lending commitments(1)	67	99	140	35	341
Commitments for secured lending transactions	1,296	454	208	—	1,958
Forward starting reverse repurchase agreements(3)	75,289	101	—	—	75,390
Commercial and residential mortgage-related commitments(1)	906	—	—	—	906
Underwriting commitments	500	—	—	—	500
Other commitments	216	12	150	—	378

Total	$91,458	$32,934	$8,561	$2,932	$135,885

(1)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 3).
(2)	This amount includes commitments to asset-backed commercial paper conduits of $276 million at March 31, 2010, of which $268 million have maturities of less than one year and $8 million of which have maturities of one to three years.
(3)	The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to March 31, 2010 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and as of March 31, 2010, $75.3 billion of the $75.4 billion settled within three business days.

For further description of these commitments, refer to Note 11 to the consolidated financial statements for the year ended December 31, 2009 included in the Form 10-K.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at March 31, 2010:

Type of Guarantee	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity				Total
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Credit derivative contracts(1)	$227,437	$705,362	$769,306	$565,491	$2,267,596	$33,258	$—
Other credit contracts	—	42	—	1,026	1,068	1,004	—
CLNs	174	287	1,968	1,165	3,594	(956)	—
Non-credit derivative contracts(1)(2)	687,468	345,211	147,654	234,030	1,414,363	67,446	—
Standby letters of credit and other financial guarantees issued(3)(4)	1,267	2,938	402	4,990	9,597	657	5,500
Market value guarantees	—	—	87	679	766	41	126
Liquidity facilities	4,396	82	306	87	4,871	24	6,400
Whole loan sales guarantees	—	—	—	42,506	42,506	90	—
General partner guarantees	194	82	112	49	437	62	—

(1)	Carrying amount of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 9.
(2)	Amounts include a guarantee to investors in undivided participating interests in claims the Company made against a derivative counterparty that filed for bankruptcy protection. To the extent, in the future, any portion of the claims is disallowed or reduced by the bankruptcy court in excess of a certain amount, then the Company must refund a portion of the purchase price plus interest. See Note 16 to the consolidated financial statements for the year ended December 31, 2009 included in the Form 10-K.
(3)	Approximately $2.0 billion of standby letters of credit are also reflected in the “Commitments” table in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Financial instruments owned or Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition.
(4)	Amounts include guarantees issued by consolidated real estate funds sponsored by the Company of approximately $1.6 billion. These guarantees relate to obligations of the fund’s investee entities, including guarantees related to capital expenditures and principal and interest debt payments. Accrued losses under these guarantees of approximately $0.8 billion are reflected as a reduction of the carrying value of the related fund investments, which are reflected in Financial instruments owned—Investments on the condensed consolidated statement of financial condition.

The Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to real estate investments of $1.3 billion at March 31, 2010. One of the Company’s real estate funds is currently engaged in negotiations with its lenders regarding a potential restructuring of loans provided to a specific investment in the fund’s portfolio. These loans have been extended to allow negotiations to continue. In that context, the lenders may allege various claims that would imply that the fund is obliged to support this investment to an extent that would exceed the fund’s available liquid resources. In that event, the fund would assert substantial defenses to such claims. The Company is not obliged to provide any support to the fund. A consolidated subsidiary is the general partner of the fund but the loans and guarantees are non-recourse to any other entity or assets of the Company. While the Company cannot provide assurance that the fund’s negotiations will result in a restructuring, it does not currently believe that the resolution of the restructuring will require the Company to pay or contribute amounts in excess of the amount of guarantees included in the dollar amount set forth above at March 31, 2010.

For further description of these commitments, refer to Note 11 to the consolidated financial statements for the year ended December 31, 2009 included in the Form 10-K.

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

•

Trust Preferred Securities.    The Company has established Morgan Stanley Capital Trusts for the limited purpose of issuing trust preferred securities to third parties and lending the proceeds to the Company in exchange for junior subordinated debentures. The Company has directly guaranteed the repayment of the trust preferred securities to the holders thereof to the extent that the Company has made payments to a Morgan Stanley Capital Trust on the junior subordinated debentures. In the event that the Company does not make payments to a Morgan Stanley Capital Trust, holders of such series of trust preferred securities would not be able to rely upon the guarantee for payment of those amounts. The Company has not recorded any liability in the condensed consolidated financial statements for these guarantees and believes that the occurrence of any events (i.e., non-performance on the part of the paying agent) that would trigger payments under these contracts is remote. See Note 13 to the consolidated financial statements for the year ended December 31, 2009 included in the Form 10-K for details on the Company’s junior subordinated debentures.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

Guarantees on Morgan Stanley Stable Value Program.    On September 30, 2009, the Company entered into an agreement with the investment manager for the Stable Value Program (“SVP”), a fund within the Company’s 401(k) plan, and certain other third parties. Under the agreement, the Company contributed $20 million to the SVP on October 15, 2009 and recorded the contribution in Compensation and benefits expense. Additionally, the Company may have a future obligation to make a payment of $40 million to the SVP following the third anniversary of the agreement, after which the SVP would be wound down over a period of time. The future obligation is contingent upon whether the market-to-book value ratio of the portion of the SVP that is subject to certain book-value stabilizing contracts has fallen below a specific threshold and the Company and the other parties to the agreement all decline to make payments to restore the SVP to such threshold as of the third anniversary of the agreement. The Company has not recorded a liability for this guarantee in the condensed consolidated financial statements.

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

Contingencies.

Legal.    In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or are in financial distress.

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

11.	Regulatory Requirements.

Morgan Stanley.    The Company is a financial holding company under the Bank Holding Company Act of 1956 and is subject to the regulation and oversight of the Board of Governors of the Federal Reserve System (the “Fed”). The Fed establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance with such capital requirements. The Office of the Comptroller of the Currency and the Office of Thrift Supervision establish similar capital requirements and standards for the Company’s national banks and federal savings bank, respectively.

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

At March 31, 2010, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 15.1% and total capital to RWAs of 16.1% (6% and 10% being well-capitalized for regulatory purposes, respectively). In addition, financial holding companies are also subject to a Tier 1 leverage ratio as defined by the Fed. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets and deferred tax assets). The adjusted average total assets are derived using weekly balances for the calendar quarter.

The following table summarizes the capital measures for the Company at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Balance	Ratio	Balance	Ratio
	(dollars in millions)
Tier 1 capital	$50,122	15.1%	$46,670	15.3%
Total capital	53,411	16.1%	49,955	16.4%
RWAs	331,913	—	305,000	—
Adjusted average assets	821,517	—	804,456	—
Tier 1 leverage	—	6.1%	—	5.8%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At March 31, 2010, the Company’s U.S. bank operating subsidiaries met all capital adequacy requirements to which they are subject and exceeded all regulatorily mandated and targeted minimum regulatory capital requirements to be well-capitalized. There are no conditions or events that management believes have changed the Company’s U.S. bank operating subsidiaries’ category.

The table below sets forth the Company’s significant U.S. bank operating subsidiaries’ capital at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
	(dollars in millions)
Total Capital (to RWAs):
Morgan Stanley Bank, N.A.	$9,129	21.3%	$8,880	18.4%
Morgan Stanley Trust	$754	83.0%	$602	70.3%
Tier I Capital (to RWAs):
Morgan Stanley Bank, N.A.	$7,601	17.8%	$7,360	15.3%
Morgan Stanley Trust	$754	83.0%	$602	70.3%
Leverage Ratio:
Morgan Stanley Bank, N.A.	$7,601	10.7%	$7,360	10.7%
Morgan Stanley Trust	$754	10.9%	$602	8.9%

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain a capital ratio of Tier 1 capital to RWAs of 6%, a ratio of total capital to RWAs of 10%, and a ratio of Tier 1 capital to average book assets (leverage ratio) of 5%. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted to financial holding companies. At March 31, 2010, the Company’s three U.S. depository institutions maintained capital at levels in excess of the universally mandated well-capitalized levels. These subsidiary depository institutions maintain capital at levels sufficiently in excess of the “well-capitalized” requirements to address any additional capital needs and requirements identified by the federal banking regulators.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority and the Commodity Futures Trading Commission. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $7,658 million and $7,854 million at March 31, 2010 and December 31, 2009, respectively, which exceeded the amount required by $6,510 million and $6,758 million, respectively. Morgan Stanley Smith Barney LLC is a registered broker-dealer and registered futures commission merchant, introducing business to MS&Co. and Citi, and has operated with capital in excess of its regulatory capital requirements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIP and MSJS have consistently operated in excess of their respective regulatory capital requirements.

MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At March 31, 2010, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

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

12.	Total Equity.

During the quarter ended March 31, 2010 and 2009, the Company did not purchase any of its common stock as part of its share repurchase program. At March 31, 2010, the Company had approximately $1.6 billion remaining under its current share repurchase authorization. Share repurchases by the Company are subject to regulatory approval.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Earnings per Common Share.

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

	Three Months Ended March 31,
	2010	2009
Basic EPS:
Income (loss) from continuing operations	$2,080	$(35)
Net loss from discontinued operations	(69)	(155)

Net income (loss)	2,011	(190)
Net income (loss) applicable to non-controlling interests	235	(13)

Net income (loss) applicable to Morgan Stanley	1,776	(177)
Less: Preferred dividends (Series A Preferred Stock)	(11)	(11)
Less: Preferred dividends (Series B Preferred Stock)	(196)	(196)
Less: Preferred dividends (Series C Preferred Stock)	(13)	(29)
Less: Preferred dividends (Series D Preferred Stock)	—	(125)
Less: Amortization of issuance discount for Series D Preferred Stock(1)	—	(40)
Less: Allocation of earnings to participating restricted stock units(2):
From continuing operations	(54)	—
From discontinued operations	2	—
Less: Allocation of undistributed earnings to Equity Units(1):
From continuing operations	(99)	—
From discontinued operations	6	—

Net income (loss) applicable to Morgan Stanley common shareholders	$1,411	$(578)

Weighted average common shares outstanding	1,315	1,012

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$1.12	$(0.41)
Net loss on discontinued operations	(0.05)	(0.16)

Earnings (loss) per basic common share	$1.07	$(0.57)

Diluted EPS:
Earnings (loss) applicable to Morgan Stanley common shareholders	$1,411	$(578)
Preferred stock dividends (Series B Preferred Stock)	196	—

Income (loss) available to common shareholders plus assumed conversions	$1,607	$(578)

Weighted average common shares outstanding	1,315	1,012
Effect of dilutive securities:
Stock options and restricted stock units(2)	1	—
Series B Preferred Stock	310	—

Weighted average common shares outstanding and common stock equivalents	1,626	1,012

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$1.03	$(0.41)
Net loss on discontinued operations	(0.04)	(0.16)

Earnings (loss) per diluted common share	$0.99	$(0.57)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	See Note 13 to the consolidated financial statements for the year ended December 31, 2009 included in the Form 10-K.
(2)	Restricted stock units that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and therefore, such restricted stock units are not included as incremental shares in the diluted calculation.

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

Number of Antidilutive Securities Outstanding at End of Period:	Three Months Ended March 31,
	2010	2009
	(shares in millions)
Restricted stock units and performance stock units	47	68
Stock options	73	88
Equity Units(1)(2)	116	116
CPP Warrant(2)	—	65
Series B Preferred Stock	—	311

Total	236	648

(1)	The Equity Units participate in substantially all of the earnings of the Company (i.e., any earnings above $0.27 per quarter) in basic EPS (assuming a full distribution of earnings of the Company), and therefore, the Equity Units generally would not be included as incremental shares in the diluted calculation.
(2)	See Note 13 to the consolidated financial statements for the year ended December 31, 2009 included in the Form 10-K.

14.	Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

	Three Months Ended March, 31
	2010	2009
	(dollars in millions)
Interest income(1):
Financial instruments owned(2)	$1,143	$1,289
Securities available for sale	10	—
Loans	70	88
Interest bearing deposits with banks	41	113
Federal funds sold and securities purchased under agreements to resell and securities borrowed	150	444
Other	334	311

Interest income	$1,748	$2,245

Interest expense(1):
Commercial paper and other short-term borrowings	$3	$37
Deposits	172	150
Long-term debt	1,064	1,472
Securities sold under agreements to repurchase and securities loaned	286	463
Other	(158)	187

Interest expense	$1,367	$2,309

Net interest	$381	$(64)

(1)	Interest income and expense are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instrument’s fair value, interest is included within Principal transactions—Trading revenues or Principal transactions—Investment revenues. Otherwise, it is included within Interest income or Interest expense.
(2)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction to Interest income.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Employee Benefit Plans.

The Company maintains various pension and benefit plans for eligible employees. The following table presents the components of the net periodic benefit expense:

	Three Months Ended March 31,
	2010	2009
	(dollars in millions)
Service cost, benefits earned during the period	$26	$31
Interest cost on projected benefit obligation	41	40
Expected return on plan assets	(32)	(30)
Net amortization of prior service costs	(2)	(3)
Net amortization of actuarial loss	8	11

Net periodic benefit expense	$41	$49

16.	Income Taxes.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom (the “U.K.”), and states in which the Company has significant business operations, such as New York. During 2010, the IRS and the Japanese tax authorities are expected to conclude the field work portion of their examinations on issues covering tax years 1999 - 2005 and 2007 - 2008, respectively. Also during 2010, the Company expects to reach a conclusion with the U.K. tax authorities on issues through tax year 2007, including those in appeals. Additionally during 2010, the Company may reach a conclusion with the New York State and New York City tax authorities on issues covering years 2002 - 2006. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. The Company believes that the resolution of tax matters will not have a material effect on the condensed consolidated statements of financial condition of the Company, although a resolution could have a material impact on the Company’s condensed consolidated statements of income for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs.

It is reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next twelve months. At this time, however, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits and impact on the effective tax rate over the next twelve months.

During the quarter ended March 31, 2010, as part of the Company’s periodic review of the business, liquidity and capital requirements of its non-U.S. subsidiaries, it was determined that prior-years’ undistributed earnings of certain non-U.S. subsidiaries for which U.S. federal income taxes have been provided will remain indefinitely reinvested abroad. The Company does not intend to use these earnings as a source of funding of its operations in the U.S. in the foreseeable future. As a result of this determination, the income tax provision for the quarter ended March 31, 2010 included a benefit of $382 million, or $0.21 per diluted share, associated with the release of the previously provided U.S. federal deferred tax liability associated with these earnings.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Selected financial information for the Company’s segments is presented below:

Three Months Ended March 31, 2010	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations(4)	Total
	(dollars in millions)
Total non-interest revenues	$5,219	$2,914	$673	$—	$(109)	$8,697
Net interest	125	191	(20)	—	85	381

Net revenues	$5,344	$3,105	$653	$—	$(24)	$9,078

Income (loss) from continuing operations before income taxes	$2,067	$278	$173	$—	$(2)	$2,516
Provision for (benefit from) income taxes	330	64	43	—	(1)	436

Income (loss) from continuing operations	1,737	214	130	—	(1)	2,080

Discontinued operations(1):
Gain (loss) from discontinued operations	(938)	—	65	775	(2)	(100)
Benefit from income taxes	—	—	(30)	—	(1)	(31)

Gain (loss) on discontinued operations(2)	(938)	—	95	775	(1)	(69)

Net income (loss)	799	214	225	$775	$(2)	2,011
Net income applicable to non-controlling interests	4	115	116	—	—	235

Net income (loss) applicable to Morgan Stanley	$795	$99	$109	$775	$(2)	$1,776

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2009	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$1,851	$1,112	$43	$(45)	$2,961
Net interest	(250)	187	(21)	20	(64)

Net revenues	$1,601	$1,299	$22	$(25)	$2,897

(Loss) income from continuing operations before income taxes	$(464)	$119	$(283)	$(2)	$(630)
(Benefit from) provision for income taxes	(607)	46	(33)	(1)	(595)

Income (loss) from continuing operations	143	73	(250)	(1)	(35)

Discontinued operations(1):
Gain (loss) from discontinued operations	17	—	(276)	4	(255)
Provision for (benefit from) income taxes	6	—	(108)	2	(100)

Gain (loss) on discontinued operations(2)	11	—	(168)	2	(155)

Net income (loss)	154	73	(418)	1	(190)
Net loss applicable to non-controlling interests	(13)	—	—	—	(13)

Net income (loss) applicable to Morgan Stanley	$167	$73	$(418)	$1	$(177)

(1)	See Note 18 for a discussion of discontinued operations.
(2)	In the quarter ended March 31, 2010, amounts included a loss of $932 million related to the planned disposition of Revel included within the Institutional Securities business segment and a gain of $775 million related to the legal settlement with DFS. Amounts for the quarter ended March 31, 2009 primarily included MSCI within the Institutional Securities business segment and Crescent and Retail Asset Management within the Asset Management business segment.

Net Interest	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Three Months Ended March 31, 2010
Interest income	$1,408	$339	$6	$(5)	$1,748
Interest expense	1,283	148	26	(90)	1,367

Net interest	$125	$191	$(20)	$85	$381

Three Months Ended March 31, 2009
Interest income	$2,018	$226	$7	$(6)	$2,245
Interest expense	2,268	39	28	(26)	2,309

Net interest	$(250)	$187	$(21)	$20	$(64)

Total Assets(1)	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
At March 31, 2010	$747,391	$62,051	$10,277	$819,719

At December 31, 2009	$719,232	$44,154	$8,076	$771,462

(1)	Corporate assets have been fully allocated to the Company’s business segments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted through European and Asian locations. The net revenues disclosed in the following table reflect the regional view of the Company’s consolidated net revenues on a managed basis, based on the following methodology:

•	Institutional Securities: advisory and equity underwriting—client location, debt underwriting—revenue recording location, sales and trading—trading desk location.

•	Global Wealth Management Group: global representative coverage location.

•	Asset Management: client location, except for merchant banking business, which is based on asset location.

	Three Months Ended March 31,
Net revenues	2010	2009
	(dollars in millions)
Americas	$6,199	$2,589
Europe, Middle East, and Africa	2,013	59
Asia	866	249

Net revenues	$9,078	$2,897

18.	Discontinued Operations.

See Note 1 for a discussion of the Company’s discontinued operations.

The table below provides information regarding amounts included in discontinued operations:

	Three Months Ended March 31,
	2010	2009
	(dollars in millions)
Net revenues(1):
Revel	$—	$(1)
Crescent	—	60
Retail Asset Management	185	110
MSCI	—	96
Other	—	1

	$185	$266

Pre-tax (loss) gain on discontinued operations(1):
Revel(2)	$(938)	$(3)
Crescent	—	(306)
Retail Asset Management	66	33
MSCI	—	22
DFS(3)	775	—
Other	(3)	(1)

	$(100)	$(255)

(1)	Amounts included eliminations of intersegment activity.
(2)	Revel amount included a loss of approximately $932 million in connection with its planned disposition.
(3)	Amount relates to the legal settlement with DFS.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Subsequent Events.

Common Dividend. On April 21, 2010, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05. The dividend is payable on May 14, 2010 to common shareholders of record on April 30, 2010.

U.K. Tax. In April 2010, the U.K. government enacted legislation imposing a payroll tax on discretionary bonuses over a certain amount awarded to certain employees in the period from December 9, 2009 to April 5, 2010. The Company is still evaluating the impact of this legislation and will recognize a charge in Compensation and benefits expense in the second quarter of 2010 reflecting the amount that will be currently payable by the Company in August 2010.

Japan Securities Joint Venture. On May 1, 2010, the Company and Mitsubishi UFJ Financial Group, Inc. (“MUFG”) closed the previously announced transaction to form a joint venture in Japan of their respective investment banking and securities businesses. MUFG and the Company have integrated their respective Japanese securities companies by forming two joint venture companies. MUFG contributed the wholesale and retail securities businesses conducted in Japan by its subsidiary Mitsubishi UFJ Securities Co., Ltd. into one of the joint venture entities named Mitsubishi UFJ Morgan Stanley Securities, Co., Ltd. (“MUMSS”). The Company contributed the investment banking operations conducted in Japan by its subsidiary, Morgan Stanley Japan Securities Co., Ltd. (“MSJS”), into MUMSS and contributed the sales and trading and capital markets business conducted in Japan by MSJS into a second joint venture entity called Morgan Stanley MUFG Securities, Co., Ltd. (“MSMS” and, together with MUMSS, the “Joint Venture”). Following the respective contributions to the Joint Venture and a cash payment of 26 billion yen from MUFG to the Company at closing of the transaction (subject to certain post-closing cash adjustments), the Company owns a 40% economic interest in the Joint Venture and MUFG owns a 60% economic interest in the Joint Venture. The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS, while the Company holds a 51% voting interest and MUFG holds a 49% voting interest in MSMS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of March 31, 2010, and the related condensed consolidated statements of income, comprehensive income, cash flows and changes in total equity for the three-month periods ended March 31, 2010 and March 31, 2009. These condensed consolidated financial statements are the responsibility of the management of the Company.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2009, and the consolidated statements of income, comprehensive income, cash flows and changes in total equity for the year then ended (not presented herein) included in the Company’s Annual Report on Form 10-K; and in our report dated February 26, 2010, which report contains explanatory paragraphs concerning the adoption of Financial Accounting Standards Board (“FASB”) accounting guidance that addresses noncontrolling interests in consolidated financial statements, the computation of Earnings Per Share under the two-class method for share-based payment transactions that are participating securities and the accounting for uncertainties in income taxes and an explanatory paragraph concerning the Company changing its fiscal year end from November 30 to December 31, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

As discussed in Note 1 to the condensed consolidated financial statements, effective January 1, 2010, the Company adopted FASB accounting guidance that addresses transfers of financial assets and extinguishments of liabilities and consolidation of variable interest entities.

/s/ Deloitte & Touche LLP

New York, New York

May 7, 2010

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

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Competition” and “Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and “Certain Factors Affecting Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”).

Discontinued Operations.

Revel Entertainment Group, LLC.    On March 31, 2010, the Board of Directors authorized a plan of disposal by sale for Revel Entertainment Group, LLC (“Revel”), a development stage enterprise and subsidiary of the Company that is primarily associated with a development property in Atlantic City, New Jersey. The results of Revel are reported as discontinued operations for all periods presented and were formerly included within the Institutional Securities business segment. The quarter ended March 31, 2010 includes a loss of approximately $932 million in connection with such planned disposition.

Retail Asset Management Business.    On October 19, 2009, as part of a restructuring of its Asset Management business segment, the Company entered into a definitive agreement to sell substantially all of its retail asset management business (“Retail Asset Management”), including Van Kampen Investments, Inc. (“Van Kampen”), to Invesco Ltd. (“Invesco”). This transaction allows the Company’s Asset Management business segment to focus on its institutional client base, including corporations, pension plans, large intermediaries, foundations and endowments, sovereign wealth funds and central banks, among others.

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

MSCI Inc.    In May 2009, the Company divested all of its remaining ownership interest in MSCI Inc. (“MSCI”). The results of MSCI are reported as discontinued operations through the date of sale and were formerly included within the Institutional Securities business segment.

Crescent.    Discontinued operations for the quarter ended March 31, 2009 include operating results related to Crescent Real Estate Equities Limited Partnership (“Crescent”), a former real estate subsidiary of the Company. The Company completed the disposition of Crescent in the fourth quarter of 2009, whereby the Company transferred its ownership interest in Crescent to Crescent’s primary creditor in exchange for full release of liability on the related loans. The results of Crescent were formerly included in the Asset Management business segment.

Discover.    On June 30, 2007, the Company completed the spin-off of its business segment Discover Financial Services (“DFS”) to its shareholders. On February 11, 2010, DFS paid the Company $775 million in complete satisfaction of its obligations to the Company regarding the sharing of proceeds from the lawsuit against Visa and MasterCard. The payment is recorded as a gain in discontinued operations for the quarter ended March 31, 2010.

See Note 18 to the condensed consolidated financial statements for additional information on discontinued operations.

Executive Summary.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts).

	Three Months Ended March 31,
	2010(1)	2009(2)
Net revenues:
Institutional Securities	$5,344	$1,601
Global Wealth Management Group	3,105	1,299
Asset Management	653	22
Intersegment Eliminations	(24)	(25)

Consolidated net revenues	$9,078	$2,897

Consolidated net income (loss)	$2,011	$(190)
Net income (loss) applicable to non-controlling interests	235	(13)

Net income (loss) applicable to Morgan Stanley	$1,776	$(177)

Income (loss) from continuing operations applicable to Morgan Stanley:
Institutional Securities	$1,733	$161
Global Wealth Management Group	99	73
Asset Management	14	(250)
Intersegment Eliminations	(1)	(1)

Income (loss) from continuing operations applicable to Morgan Stanley	$1,845	$(17)

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations applicable to Morgan Stanley	$1,845	$(17)
Loss from discontinued operations applicable to Morgan Stanley, after tax	(69)	(160)

Net income (loss) applicable to Morgan Stanley	$1,776	$(177)

Earnings (loss) earnings applicable to Morgan Stanley common shareholders	$1,411	$(578)

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$1.12	$(0.41)
Net loss from discontinued operations(3)	(0.05)	(0.16)

Earnings (loss) per basic common share(4)	$1.07	$(0.57)

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$1.03	$(0.41)
Net loss from discontinued operations(3)	(0.04)	(0.16)

Earnings (loss) per diluted common share(4)	$0.99	$(0.57)

Regional net revenues(5):
Americas	$6,199	$2,589
Europe, Middle East and Africa	2,013	59
Asia	866	249

Consolidated net revenues	$9,078	$2,897

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	Three Months Ended March 31,
	2010(1)	2009(2)
Average common equity (dollars in billions)(6):
Institutional Securities	$16.3	$20.3
Global Wealth Management Group	6.6	1.3
Asset Management	2.4	2.4
Parent company capital(6)	12.2	4.2

Total from continuing operations	37.5	28.2
Discontinued operations	0.6	1.4

Consolidated average common equity	$38.1	$29.6

Return on average common equity(6):
Consolidated	16%	N/M
Institutional Securities(6)	41%	2%
Global Wealth Management Group	6%	20%
Asset Management	1%	N/M
Book value per common share(7)	$27.65	$27.10
Tangible common equity(8)	$31,097	$26,399
Tangible book value per common share(9)	$22.24	$24.41
Tangible common equity to risk-weighted assets ratio(10)	9.4%	9.2%
Effective income tax rate from continuing operations(11)	17.3%	94.4%

Worldwide employees(12)	62,211	43,317

Average liquidity (dollars in billions)(13):
Parent company liquidity	$65	$61
Bank and other subsidiary liquidity	90	84

Total liquidity	$155	$145

Capital ratios(14):
Total capital ratio	16.1%	18.2%
Tier 1 capital ratio	15.1%	16.7%
Tier 1 leverage ratio	6.1%	7.1%
Tier 1 common ratio	8.3%	6.2%
Consolidated assets under management or supervision (dollars in billions)(15)(16):
Asset Management	$262	$250
Global Wealth Management Group	413	119

Total	$675	$369

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	Three Months Ended March 31,
	2010(1)	2009(2)
Institutional Securities:
Pre-tax profit margin(18)	39%	N/M

Global Wealth Management Group:
Global representatives(19)	18,140	8,148
Annualized net revenue per global representative (dollars in thousands)(20)	$685	$630
Assets by client segment (dollars in billions):
$10 million or more	$481	$146
$1 million to $10 million	670	191

Subtotal $1 million or more	1,151	337
$100,000 to $1 million	408	162
Less than $100,000	45	26

Total client assets	$1,604	$525

Fee-based assets as a percentage of total client assets	26%	24%
Client assets per global representative (dollars in millions)(21)	$88	$64
Bank deposits (dollars in billions)(22)	$114	$47
Pre-tax profit margin(18)	9%	9%

Asset Management(15):
Assets under management or supervision (dollars in billions)(17)	$262	$250
Pre-tax profit margin(18)	26%	N/M

N/M – Not Meaningful.

(1)	Information includes MSSB effective May 31, 2009 (see Note 2 to the condensed consolidated financial statements).
(2)	Certain prior-period information has been reclassified to conform to the current period’s presentation.
(3)	Amounts include the operating results related to Revel, Retail Asset Management, Crescent, MSCI and other discontinued operations. The first quarter of 2010 also included a gain of $775 million related to the legal settlement with DFS.
(4)	For the calculation of basic and diluted EPS, see Note 13 to the condensed consolidated financial statements.
(5)	In the first quarter of 2009, regional net revenues in Europe, Middle East and Africa were negatively impacted by the tightening of the Company’s credit spreads resulting from the increase in fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected. Regional net revenues reflect the regional view of the Company’s consolidated net revenues, on a managed basis, based on the following methodology:
Institutional Securities: advisory and equity underwriting—client location; debt underwriting—revenue recording location; sales and trading—trading desk location. Global Wealth Management Group: global representative location. Asset Management: client location, except for the merchant banking business, which is based on asset location.
(6)	The computation of average common equity for each business segment is based upon an economic capital framework that estimates the amount of equity capital required to support the businesses over a wide range of market environments while simultaneously satisfying regulatory, rating agency and investor requirements. Economic capital is assigned to each business segment based on a regulatory capital framework plus additional capital for stress losses. The Company defines available Parent company capital as capital not specifically designated to a particular business segment. Economic capital requirements are met by regulatory Tier 1 equity (including Morgan Stanley shareholders’ equity, certain preferred stock, eligible hybrid capital instruments, non-controlling interests and deductions of certain goodwill, intangible assets, net deferred tax assets and debt valuation adjustment (“DVA”)), subject to regulatory limits. The economic capital framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. The return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. The effective tax rates used in the computation of business segment return on average common equity were determined on a separate entity basis. Excluding the effect of the discrete tax benefit in the quarter ended March 31, 2010, the return on average common equity for the Institutional Securities business would have been 31%.
(7)	Book value per common share equals common shareholders’ equity of $38,667 million at March 31, 2010 and $29,314 million at March 31, 2009, divided by period end common shares outstanding of 1,398 million at March 31, 2010 and 1,082 million at March 31, 2009.
(8)	Tangible common equity equals common shareholders’ equity less goodwill and intangible assets net of allowable mortgage servicing rights. The deduction for goodwill and intangible assets at March 31, 2010 includes only the Company’s share of MSSB’s goodwill and intangible assets.

(9)	Tangible book value per common share equals tangible common equity divided by period end common shares outstanding.
(10)	Tangible common equity to risk-weighted assets (“RWAs”) ratio equals tangible common equity divided by total RWAs of $331,913 million at March 31, 2010 and $288,262 million at March 31, 2009.
(11)	The effective tax rate for the quarter ended March 31, 2010 includes a tax benefit of $382 million, or $0.21 per diluted share, related to the reversal of U.S. deferred tax liabilities associated with prior-years’ undistributed earnings of certain non-U.S. subsidiaries that were determined to be indefinitely reinvested abroad. Excluding this benefit, the annual effective tax rate in the quarter ended March 31, 2010 would have been 32.5%. The effective tax rate for the quarter ended March 31, 2009 included a tax benefit of $331 million, or $0.33 per diluted share, resulting from the cost of anticipated repatriation of non-U.S. earnings at lower than previously estimated tax rates. Excluding this benefit, the annual effective tax rate for the quarter ended March 31, 2009 would have been 41.9%.
(12)	Worldwide employees at March 31, 2010 include worldwide employees of businesses contributed by Citigroup Inc. (“Citi”) related to MSSB.
(13)	For a discussion of average liquidity, see “Liquidity and Capital Resources—Liquidity Management Policies—Liquidity Reserves” herein.
(14)	For a discussion of total capital ratio, Tier 1 capital ratio and Tier 1 leverage ratio, see “Liquidity and Capital Resources—Regulatory Requirements” herein. For a discussion of Tier 1 common ratio, see “Liquidity and Capital Resources—The Balance Sheet” herein.
(15)	Amounts exclude certain asset management businesses following the decision to sell the Retail Asset Management business to Invesco.
(16)	Revenues and expenses associated with these assets are included in the Company’s Asset Management and Global Wealth Management Group business segments.
(17)	Amounts include Asset Management’s proportional share of assets managed by entities in which it owns a non-controlling interest.
(18)	Percentages represent income from continuing operations before income taxes as a percentage of net revenues.
(19)	Global representatives at March 31, 2010 include global representatives of businesses contributed by Citi related to MSSB.
(20)	Annualized net revenue per global representative for the quarter ended March 31, 2010 and 2009 equals Global Wealth Management Group’s net revenues divided by the quarterly weighted average global representative headcount for the quarter ended March 31, 2010 and 2009, respectively.
(21)	Client assets per global representative equal total period-end client assets divided by period-end global representative headcount.
(22)	Approximately $56 billion of the bank deposit balances at March 31, 2010 are held at Company-affiliated depositories with the remainder held at Citi-affiliated depositories. These deposit balances are held at certain of the Company’s Federal Deposit Insurance Corporation (the “FDIC”) insured depository institutions for the benefit of retail clients through their accounts.

Global Market and Economic Conditions.

During the first quarter of 2010, market and economic conditions continued the recovery that began during 2009.

In the U.S., major equity market indices ended the first quarter of 2010 higher as compared with the beginning of the year, primarily due to investor confidence in an economic recovery and better than expected corporate earnings. Government and business spending increased, while certain sectors of the real estate markets and consumer spending remained challenged. The unemployment rate decreased to 9.7% at March 31, 2010 from 10.0% at December 31, 2009. The Federal Open Market Committee (“FOMC”) kept its interest rates at historically low levels, and at March 31, 2010, the federal funds target rate was between zero and 0.25%, and the discount rate was 0.75%.

In Europe, major European equity market indices ended the first quarter of 2010 slightly higher as compared with the beginning of the year, despite adverse economic developments, especially in Greece, that emerged during the quarter. Industrial output in the European region was primarily driven by German exports. The euro area unemployment rate remained relatively unchanged at approximately 10% at March 31, 2010. The European Central Bank (“ECB”) kept its benchmark interest rate at 1.00% and the Bank of England (“BOE”) kept its benchmark interest rate at 0.50%.

In Asia, industrial output was higher, driven by exports from both China and Japan. China’s economy also continued to benefit from government spending for capital projects. Equity markets at the end of the first quarter of 2010 were lower in China, while higher in Japan, as compared with the beginning of the year.

Overview of the Quarter ended March 31, 2010 Financial Results.

The Company recorded net income applicable to Morgan Stanley of $1,776 million during the quarter ended March 31, 2010 compared with a net loss applicable to Morgan Stanley of $177 million in the quarter ended March 31, 2009. Comparisons of the current quarter results with the prior year period were affected by results of MSSB, which closed on May 31, 2009.

Net revenues (total revenues less interest expense) increased to $9,078 million in the quarter ended March 31, 2010 from $2,897 million in the quarter ended March 31, 2009. Net revenues included gains of approximately $54 million related to the widening of the Company’s credit spreads on certain long-term and short-term borrowings accounted for at fair value, compared with losses of $1,708 million in the quarter ended March 31, 2009 related to the tightening of the Company’s credit spreads on such borrowings. Non-interest expenses increased 86% to $6,562 million from the prior year period, primarily due to higher compensation costs and higher non-compensation costs. Compensation and benefits expense increased 123%, primarily reflecting the consolidation of the expenses of MSSB and higher net revenues. Non-compensation expenses increased 38%, primarily due to additional operating costs and integration costs related to MSSB. Discontinued operations included a loss of $932 million on the planned disposition of Revel and a gain of $775 million related to the legal settlement with DFS. Diluted EPS were $0.99 in the quarter ended March 31, 2010 compared with $(0.57) in the prior year period. Diluted EPS from continuing operations were $1.03 in the quarter ended March 31, 2010 compared with $(0.41) in the prior year period.

The Company’s effective income tax rate from continuing operations was 17.3% for the quarter ended March 31, 2010 compared with 94.4% for the quarter ended March 31, 2009. The results for the quarter ended March 31, 2010 included a tax benefit of $382 million related to the reversal of U.S. deferred tax liabilities associated with prior-years’ undistributed earnings of certain non-U.S. subsidiaries that were determined to be indefinitely reinvested abroad. The results for the quarter ended March 31, 2009 included a tax benefit of $331 million resulting from the cost of anticipated repatriation of non-U.S. earnings at lower than previously estimated tax rates. Excluding the benefits noted above, the annual effective tax rate from continuing operations in the quarter ended March 31, 2010 and 2009 would have been 32.5% and 41.9%, respectively. The decrease in the effective tax rate is reflective of the level and geographic mix of earnings. See Note 16 to the condensed consolidated financial statements for further discussion of the tax benefit recorded in the quarter ended March 31, 2010.

Institutional Securities.    Institutional Securities recorded income from continuing operations before income taxes of $2,067 million in the quarter ended March 31, 2010, compared with a loss from continuing operations before income taxes of $464 million in the quarter ended March 31, 2009.

Net revenues increased $3,743 million to $5,344 million in the quarter ended March 31, 2010, which reflected gains of approximately $54 million resulting from the widening of the Company’s credit spreads on certain long-term and short-term borrowings accounted for at fair value compared with losses of $1,678 million resulting from the tightening of the Company’s credit spreads on such borrowings in the quarter ended March 31, 2009.

Investment banking revenues increased 9% to $887 million from the prior year period, primarily reflecting higher equity and fixed income underwritings, partially offset by lower advisory fees from merger, acquisition and restructuring transactions. Advisory fees from merger, acquisition and restructuring transactions were $327 million, a decrease of 20% and in line with the industry-wide decline in completed market activity from the comparable period of 2009. Underwriting revenues of $560 million increased 40% from the first quarter of 2009. Equity underwriting revenues increased 70% to $264 million, as market activity increased significantly from very low levels a year ago. Fixed income underwriting revenues increased 21% to $296 million, with higher fees from bond issuances, partially offset by lower loan syndication revenues.

Equity sales and trading revenues increased 49% to $1,419 million in the quarter ended March 31, 2010 from the comparable period of 2009. The increase was primarily due to negative revenue in the first quarter of the prior year related to the significant improvement in the Company’s debt-related credit spreads. Equity sales and trading revenues reflected positive revenue of $48 million in the quarter ended March 31, 2010 due to the widening of the Company’s credit spreads resulting from the decrease in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected, compared with negative revenue of $555 million in the quarter ended March 31, 2009, related to the tightening of the Company’s credit spreads. The current quarter also reflected higher prime brokerage revenues, partially offset by lower net revenues from derivative products. Prime brokerage net revenues increased primarily due to higher average client balances. Results in the derivatives business reflected declining levels of market liquidity and volatility during the quarter.

Fixed income sales and trading revenues increased 119% to $2,723 million in the quarter ended March 31, 2010 from $1,244 million in the prior year quarter. Interest rate, currency and credit product revenues in the first quarter of 2010 reflected strong results in credit products particularly in investment grade and distressed debt trading and securitized products. Interest rate, currency and credit product net revenues in the first quarter of 2009 included losses of approximately $460 million resulting from exposure to certain Eastern European counterparties. Results in the first quarter of 2009 also included negative revenue of $1.0 billion from the tightening of the Company’s credit spreads resulting from the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected. Commodity net revenues decreased 52% in the quarter ended March 31, 2010, primarily reflecting reduced levels of volatility and client activity.

In the quarter ended March 31, 2010, other sales and trading net revenues reflected net gains of $1 million compared with net losses of $804 million in the quarter ended March 31, 2009. Results for the first quarter of 2010 included net losses of $15 million (losses on related hedges of $198 million, partially offset by mark-to-market valuations and realized gains of $183 million) associated with loans and lending commitments. Results for the prior year quarter included net losses of $437 million (mark-to-market valuations and realized losses of $333 million and losses on related hedges of $104 million) associated with loans and lending commitments largely related to certain “event-driven” lending to non-investment grade companies. Results in the quarter ended March 31, 2009 also included losses of $143 million, reflecting the improvement in the Company’s debt-related credit spreads on certain debt related to China Investment Corporation Ltd.’s (“CIC”) investment in the Company, and writedowns of securities of $166 million in the Company’s domestic subsidiary banks, Morgan Stanley Bank, N.A. and Morgan Stanley Trust (collectively, the “Subsidiary Banks”).

Principal transactions net investment gains of $174 million were recognized in the quarter ended March 31, 2010 as compared with net investment losses of $790 million in the quarter ended March 31, 2009. The current quarter gains and the prior year quarter losses primarily related to principal investments in real estate and investments that benefit certain employee deferred compensation plans.

Non-interest expenses increased 59% to $3,277 million, primarily due to higher compensation and benefits costs, due to higher levels of net revenues. Non-compensation expenses increased 8%, primarily resulting from higher levels of business activity.

Global Wealth Management Group.    Global Wealth Management Group recorded income from continuing operations before income taxes of $278 million in the quarter ended March 31, 2010, compared with $119 million in the quarter ended March 31, 2009. The quarter ended March 31, 2010 includes operating results of MSSB, which closed on May 31, 2009.

Net revenues were $3,105 million, a 139% increase over the prior year quarter, primarily related to incremental net revenues from MSSB. Client assets in fee-based accounts increased 233% to $413 billion at March 31, 2010 and increased as a percentage of total client assets to 26% compared with 24% at March 31, 2009. In addition, total client assets rose to $1,604 billion from $525 billion at March 31, 2009, primarily due to the consolidation of MSSB.

Non-interest expenses increased 140% in the quarter ended March 31, 2010 and included the consolidation of operating expenses of MSSB, the amortization of MSSB’s intangible assets, and deal closing costs of $6 million and integration costs of $100 million for MSSB. Compensation and benefits expense increased 134% in the quarter ended March 31, 2010, primarily reflecting MSSB and higher net revenues. As a result of the MSSB transaction, the number of global representatives increased 123% to 18,140 at March 31, 2010 from 8,148 at March 31, 2009.

Asset Management.    Asset Management recorded income from continuing operations before income taxes of $173 million in the quarter ended March 31, 2010 compared with a loss from continuing operations before income taxes of $283 million in the quarter ended March 31, 2009. Net revenues were $653 million compared with $22 million from the prior year period. The increase was primarily due to net investment gains associated with the Company’s merchant banking business related to valuation gains within certain consolidated real estate funds sponsored by the Company in the quarter ended March 31, 2010. The prior year quarter reflected net investment losses in the Company’s merchant banking business. Asset management, distribution and administration fees increased 12% in the quarter ended March 31, 2010 compared with the quarter ended March 31, 2009, primarily reflecting higher fund management and administration fees due to an increase in average assets under management in equity and alternatives asset classes. Assets under management or supervision within Asset Management were $262 billion at March 31, 2010, up from $250 billion at March 31, 2009, an increase of 5%. This increase reflected market appreciation, partially offset by net customer outflows of $27.9 billion primarily in the Company’s money market funds. Non-interest expenses increased 57% in the quarter ended March 31, 2010 compared with the quarter ended March 31, 2009, primarily reflecting an increase in compensation and benefits expense. The increase primarily reflected principal investment losses in the prior year quarter related to employee deferred compensation and co-investment plans, compared with gains in the current quarter.

Certain Factors Affecting Results of Operations.

The Company’s results of operations may be materially affected by market fluctuations and by economic factors. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global nature, including the effect of political and economic conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income and credit markets, including corporate and mortgage (commercial and residential) lending and commercial real estate investments; the impact of current, pending and future legislation, regulation, and legal actions in the U.S. and worldwide; the level and volatility of equity, fixed income and commodity prices, and interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor sentiment and confidence in the financial markets; the Company’s reputation; the actions and initiatives of current and potential competitors; and technological changes. Such factors also may have an impact on the Company’s ability to achieve its strategic objectives on a global basis. For a further discussion of these and other important factors that could affect the Company’s business, see “Competition” and “Supervision and Regulation” in Part I, Item 1, and “Risk Factors” in Part I, Item 1A of the Form 10-K.

Results of Operations.

The following items significantly affected the Company’s results of operations in the quarters ended March 31, 2010 and March 31, 2009.

Real Estate Investments.    The Company recorded losses in the following business segments related to real estate investments. These amounts exclude investments that benefit certain deferred compensation and employee co-investment plans.

	Three Months Ended March 31,
	2010	2009
	(dollars in billions)
Institutional Securities
Continuing operations(1)	$—	$(0.5)
Discontinued operations(2)	(0.9)	—

Total Institutional Securities	(0.9)	(0.5)
Asset Management:
Continuing operations(3)	—	(0.2)
Discontinued operations(2)	—	(0.3)

Total Asset Management	—	(0.5)

Total	$(0.9)	$(1.0)

(1)	Losses related to net realized and unrealized losses from the Company’s limited partnership investments in real estate funds and are reflected in Principal transactions net investment revenues in the condensed consolidated statements of income.
(2)	On March 31, 2010, the Board of Directors authorized a plan of disposal for Revel, a development stage enterprise and subsidiary of the Company that is primarily associated with a development property in Atlantic City, New Jersey. The results of Revel, including the loss from the planned disposal, are reported as discontinued operations for all periods presented and were formerly included within the Institutional Securities business segment. In the Asset Management business segment, amounts relate to Crescent.
(3)	Losses related to net realized and unrealized losses from real estate investments in the Company’s merchant banking business and are reflected in Principal transactions—Investments in the condensed consolidated statements of income.

See “Other Matters—Real Estate” herein for further information.

Settlement with DFS.    On February 11, 2010, the Company and DFS entered into an agreement in which each party released the other party from claims related to the sharing of proceeds from the lawsuit against Visa and

MasterCard. In addition, the Company and DFS entered into an agreement to provide that payments made by DFS to the Company in satisfaction of its obligations under the special dividend declared by DFS in June 2007, shall not exceed $775 million. Also on February 11, 2010, DFS paid the Company $775 million in complete satisfaction of its obligations to the Company under the special dividend. This payment is included in discontinued operations in the condensed consolidated statement of income for the quarter ended March 31, 2010.

Mortgage-Related Trading.    In the quarter ended March 31, 2010, the Company recorded mortgage-related trading gains of approximately $300 million, primarily related to commercial mortgage-backed securities and commercial whole loan positions.

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

Monoline Insurers.    Monoline insurers (“Monolines”) provide credit enhancement to capital markets transactions. The quarter ended March 31, 2010 included losses of $143 million related to Monoline credit exposures as compared with gains of $12 million in the quarter ended March 31, 2009. The current credit environment continued to affect the ability of such financial guarantors to provide credit enhancement to existing capital market transactions. The Company’s direct exposure to Monolines is limited to bonds that are insured by Monolines and to derivative contracts with a Monoline as counterparty (principally an affiliate of MBIA Inc.). The Company’s exposure to Monolines as of March 31, 2010 consisted primarily of asset-backed securities bonds of approximately $26 million in the portfolio of the Company’s Subsidiary Banks that are collateralized primarily by first and second lien subprime mortgages enhanced by financial guarantees, approximately $1.8 billion in insured municipal bond securities and approximately $202 million in net counterparty exposure (gross exposure of approximately $5.1 billion net of cumulative credit valuation adjustments of approximately $2.5 billion and net of hedges). Net counterparty exposure is defined as potential loss to the Company over a period of time in an event of 100% default of a Monoline, assuming zero recovery. The Company’s hedging program for Monoline risk includes the use of transactions that effectively mitigate certain market risk components of existing underlying transactions with the Monolines.

Income Tax Benefit.    In the quarter ended March 31, 2010, the Company recorded a tax benefit of $382 million, or $0.21 per diluted share, related to the reversal of U.S. deferred tax liabilities associated with prior-years’ undistributed earnings of certain non-U.S. subsidiaries that were determined to be indefinitely reinvested abroad. In the quarter ended March 31, 2009, the Company recognized a tax benefit of $331 million resulting from the cost of anticipated repatriation of non-U.S. earnings at lower than previously estimated tax rates.

MSSB.    During the quarter ended March 31, 2010, the Company recorded deal closing costs of approximately $6 million and integration costs of approximately $100 million. During the quarter ended March 31, 2009, the Company recorded deal closing costs of approximately $10 million and integration costs of approximately $31 million.

Corporate Lending.    The Company recorded the following amounts primarily associated with loans and lending commitments carried at fair value within the Institutional Securities business segment:

	Three Months Ended March 31,
	2010(1)	2009(1)
	(dollars in billions)
Gains (losses) on loans and lending commitments	$0.2	$(0.3)
Losses on hedges	(0.2)	(0.1)

Total losses	$—	$(0.4)

(1)	Amounts include realized and unrealized gains (losses).

Morgan Stanley Debt.    Net revenues reflected gains of $54 million in the quarter ended March 31, 2010 from the widening of the Company’s credit spreads on certain long-term and short-term borrowings, including structured notes and junior subordinated debentures that are accounted for at fair value. Net revenues reflected losses of $1,708 million in the quarter ended March 31, 2009 from the tightening of the Company’s credit spreads on such borrowings.

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

Structured Investment Vehicles.    The Company recognized gains of $43 million in the quarter ended March 31, 2009 related to securities issued by structured investment vehicles (“SIVs”) included in the Company’s condensed consolidated statements of financial condition.

Business Segments.

Substantially all of the Company’s operating revenues and operating expenses can be directly attributed to its business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective revenues or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations primarily represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by the Asset Management business segment to the Global Wealth Management Group business segment associated with sales of certain products and the related compensation costs paid to the Global Wealth Management Group business segment’s global representatives. Intersegment eliminations also reflect the effect of fees paid by the Institutional Securities business segment to the Global Wealth Management Group business segment related to the bank deposit program. Losses from continuing operations before income taxes recorded in Intersegment Eliminations were $2 million in the quarters ended March 31, 2010 and March 31, 2009.

See “Other Matters—Segments” herein for further information regarding transactions affecting the Global Wealth Management Group and Institutional Securities.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended March 31,
	2010	2009
	(dollars in millions)
Revenues:
Investment banking	$887	$811
Principal transactions:
Trading	3,411	1,106
Investments	174	(790)
Commissions	581	512
Asset management, distribution and administration fees	26	26
Other	140	186

Total non-interest revenues	5,219	1,851

Interest income	1,408	2,018
Interest expense	1,283	2,268

Net interest	125	(250)

Net revenues	5,344	1,601

Compensation and benefits	2,171	1,040
Non-compensation expenses	1,106	1,025

Total non-interest expenses	3,277	2,065

Income (loss) from continuing operations before income taxes	2,067	(464)
Provision for (benefit from) income taxes	330	(607)

Income from continuing operations	1,737	143

Discontinued operations:
(Loss) gain from discontinued operations	(938)	17
Provision for income taxes	—	6

(Loss) gain on discontinued operations	(938)	11

Net income	799	154
Net income (loss) applicable to non-controlling interests	4	(13)

Net income applicable to Morgan Stanley	$795	$167

Amounts attributable to Morgan Stanley common shareholders:
Income from continuing operations, net of tax	$1,733	$161
(Loss) gain from discontinued operations, net of tax	(938)	6

Net income applicable to Morgan Stanley	$795	$167

Investment Banking.    Investment banking revenues for the quarter ended March 31, 2010 increased 9% from the comparable period of 2009, primarily reflecting higher equity and fixed income underwritings, partially offset by lower advisory fees from merger, acquisition and restructuring transactions. Advisory fees from merger, acquisition and restructuring transactions were $327 million, a decrease of 20% and in line with the industry-wide decline in completed market activity from the comparable period of 2009. Underwriting revenues of $560 million increased 40% from the first quarter of 2009. Equity underwriting revenues increased 70% to $264 million, as market activity increased significantly from very low levels a year ago. Fixed income underwriting revenues increased 21% to $296 million, with higher fees from bond issuances, partially offset by lower loan syndication revenues.

Sales and Trading Revenues.    Sales and trading revenues are composed of principal transactions trading revenues, commissions, asset management, distribution and administration fees and net interest revenues (expenses). In assessing the profitability of its sales and trading activities, the Company views principal trading, commissions, asset management, distribution and administration fees and net interest revenues (expenses) in the aggregate. In addition, decisions relating to principal transactions are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes, among other things, an assessment of the potential gain or loss associated with a transaction, including any associated commissions, dividends, the interest income or expense associated with financing or hedging the Company’s positions, and other related expenses.

See “Other Matters—Segments” and “Other Matters—Dividend Income” herein for further information.

Total sales and trading revenues increased 197% in the quarter ended March 31, 2010 from the comparable period of 2009.

Sales and trading revenues by business were as follows:

	Three Months Ended March 31,
	2010	2009(1)
	(dollars in millions)
Equity	$1,419	$954
Fixed income	2,723	1,244
Other(2)	1	(804)

Total sales and trading revenues	$4,143	$1,394

(1)	All prior-period amounts have been reclassified to conform to the current period’s presentation.
(2)	Other sales and trading net revenues primarily include net gains (losses) from loans and lending commitments and related hedges associated with the Company’s Institutional Securities’ lending and other corporate activities.

Equity.    Equity sales and trading revenues increased 49% to $1,419 million in the quarter ended March 31, 2010 from the comparable period of 2009. The increase was primarily due to negative revenue in the first quarter of the prior year related to the significant improvement in the Company’s debt-related credit spreads. Equity sales and trading revenues reflected positive revenue of $48 million in the quarter ended March 31, 2010 due to the widening of the Company’s credit spreads resulting from the decrease in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected, compared with negative revenue of $555 million in the quarter ended March 31, 2009, related to the tightening of the Company’s credit spreads. The current quarter also reflected higher prime brokerage revenues, partially offset by lower net revenues from derivative products. Prime brokerage net revenues increased primarily due to higher average client balances. Results in the derivatives business reflected declining levels of market liquidity and volatility during the quarter.

In the quarter ended March 31, 2010, equity sales and trading revenues also reflected unrealized gains related to changes in the fair value of net derivative contracts attributable to the tightening of the counterparties’ credit default spreads compared with unrealized losses in the quarter ended March 31, 2009 related to the widening of the counterparties’ credit default spreads. The Company also recorded unrealized gains in the quarter ended March 31, 2010 related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s credit default swap spreads compared with unrealized losses in the prior year quarter related to the tightening of the Company’s credit default swap spreads. The unrealized gains and losses were immaterial in both quarters and do not reflect any gains or losses on related non-derivative hedging instruments.

Fixed Income.    Fixed income sales and trading revenues increased 119% to $2,723 million in the quarter ended March 31, 2010 from $1,244 million in the prior year quarter. Interest rate, currency and credit product revenues in the first quarter of 2010 reflected strong results in credit products, particularly in investment grade and distressed debt trading and securitized products. Interest rate, currency and credit product net revenues in the first quarter of 2009 included losses of approximately $460 million resulting from exposure to certain Eastern European counterparties. Results in the first quarter of 2009 also included negative revenue of $1.0 billion from the tightening of the Company’s credit spreads resulting from the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected. Commodity net revenues decreased 52% in the quarter ended March 31, 2010, primarily reflecting reduced levels of volatility and client activity.

In the quarter ended March 31, 2010, fixed income sales and trading revenues reflected net unrealized gains of $537 million related to changes in the fair value of net derivative contracts attributable to the tightening of the counterparties’ credit default spreads compared with unrealized losses of $552 million in the quarter ended March 31, 2009 related to the widening of the counterparties’ credit default spreads. The Company also recorded unrealized gains of $99 million in the quarter ended March 31, 2010, related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s credit default swap spreads compared with unrealized losses of $341 million in the quarter ended March 31, 2009 related to the tightening of the Company’s credit default swap spreads. The unrealized gains and losses on credit default spreads do not reflect any gains or losses on related non-derivative hedging instruments.

Other.    In addition to the equity and fixed income sales and trading revenues discussed above, sales and trading revenues included other trading revenues, consisting primarily of certain activities associated with the Company’s corporate lending activities. In the quarter ended March 31, 2010, other sales and trading net revenues reflected net gains of $1 million compared with net losses of $804 million in the quarter ended March 31, 2009. Results for the first quarter of 2010 included net losses of $15 million (losses on related hedges of $198 million, partially offset by mark-to-market valuations and realized gains of $183 million) associated with loans and lending commitments. Results for the prior year quarter included net losses of $437 million (mark-to-market valuations and realized losses of $333 million and losses on related hedges of $104 million) associated with loans and lending commitments largely related to certain “event-driven” lending to non-investment grade companies. The valuation of these commitments could change in future periods depending on, among other things, the extent that they are renegotiated or repriced or if the associated acquisition transaction does not occur. Results in the quarter ended March 31, 2009 also included losses of $143 million, reflecting the improvement in the Company’s debt-related credit spreads on certain debt related to CIC’s investment in the Company, and writedowns of securities of $166 million in the Company’s Subsidiary Banks.

Principal Transactions—Investments.    Principal transactions net investment gains of $174 million were recognized in the quarter ended March 31, 2010 as compared with net investment losses of $790 million in the quarter ended March 31, 2009. The current quarter gains and the prior year quarter losses primarily related to principal investments in real estate and investments that benefit certain employee deferred compensation plans.

Other.    Other revenues decreased 25% in the quarter ended March 31, 2010 compared with the first quarter of 2009. The current quarter included higher net servicing fee income. The first quarter of 2009 primarily included gains from the Company’s repurchase of debt in the open market (see “Certain Factors Affecting Results of Operations—Morgan Stanley Debt” herein for further discussion), partially offset by an impairment charge on certain loans.

Non-interest Expenses.    Non-interest expenses increased 59% in the quarter ended March 31, 2010, primarily due to higher compensation expense. Compensation and benefits expense increased 109% from the prior year period, primarily due to a higher level of net revenues. Non-compensation expenses increased 8% in the first quarter of 2010. Occupancy and equipment expense decreased 21% in the first quarter of 2010, primarily due to lower leasing costs and lease exiting costs that were incurred in the first quarter of 2009. Brokerage, clearing and exchange fees increased 40%, primarily due to increased trading activity. Marketing and business development expense increased 35%, primarily due to higher levels of business activity.

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

	Three Months Ended March 31,
	2010	2009
	(dollars in millions)
Revenues:
Investment banking	$173	$61
Principal transactions:
Trading	342	246
Investments	6	(14)
Commissions	682	262
Asset management, distribution and administration fees	1,628	511
Other	83	46

Total non-interest revenues	2,914	1,112

Interest income	339	226
Interest expense	148	39

Net interest	191	187

Net revenues	3,105	1,299

Compensation and benefits	1,972	844
Non-compensation expenses	855	336

Total non-interest expenses	2,827	1,180

Income from continuing operations before income taxes	278	119
Provision for income taxes	64	46

Income from continuing operations	214	73

Net income	214	73
Net income applicable to non-controlling interests	115	—

Net income applicable to Morgan Stanley	$99	$73

On May 31, 2009, MSSB was formed (see Note 3 to the consolidated financial statements for the year ended December 31, 2009 included in the Form 10-K). The Company owns 51% of MSSB, which is consolidated. As a result, the operating results for MSSB are included in the Global Wealth Management Group business segment since May 31, 2009. Net income applicable to non-controlling interests of $115 million in the quarter ended March 31, 2010 primarily represents Citi’s interest in MSSB.

Investment Banking.    Investment banking revenues increased $112 million in the quarter ended March 31, 2010, primarily due to the consolidation of operating revenues of MSSB.

Principal Transactions—Trading.    Principal transactions trading revenues increased 39% in the quarter ended March 31, 2010, primarily due to the consolidation of the operating revenues of MSSB. The results in the quarter ended March 31, 2010 also reflected net gains associated with investments that benefit certain employee deferred compensation plans.

Principal Transactions—Investments.    Principal transactions net investment gains were $6 million in the quarter ended March 31, 2010 compared with net investment losses of $14 million in the quarter ended March 31, 2009. The results in the first quarter of 2010 primarily reflected net gains associated with investments that benefit certain employee deferred compensation plans compared with losses on such plans in the prior year period.

Commissions.    Commission revenues increased 160% in the quarter ended March 31, 2010, reflecting the consolidation of operating revenues of MSSB and higher client activity.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 219% in the quarter ended March 31, 2010, primarily due to consolidating the operating revenues of MSSB and fees associated with customer account balances in the bank deposit program. Beginning in June 2009, revenues in the bank deposit program are primarily included in Asset management, distribution and administration fees prospectively. These revenues were previously reported in Interest income. This change is the result of agreements that were entered into in connection with the MSSB transaction.

Balances in the bank deposit program rose to $113.5 billion at March 31, 2010 from $46.8 billion at March 31, 2009, primarily due to MSSB, which include balances held at Citi’s depository institutions. Deposits held by certain of the Company’s FDIC-insured depository institutions were $55.5 billion of the $113.5 billion deposits at March 31, 2010.

Client assets in fee-based accounts increased to $413 billion at March 31, 2010 and represented 26% of total client assets compared with 24% at March 31, 2009. Total client asset balances increased to $1,604 billion at March 31, 2010 from $525 billion at March 31, 2009, primarily due to MSSB. Client asset balances in households greater than $1 million increased to $1,151 billion at March 31, 2010 from $337 billion at March 31, 2009.

Other.    Other revenues increased 80% in the quarter ended March 31, 2010 compared with the prior period, primarily due to MSSB.

Net Interest.    Net interest revenues increased 2% in the quarter ended March 31, 2010, primarily due to the consolidation of operating results of MSSB partially offset by the change in classification of the bank deposit program noted above and increased funding costs.

Non-interest Expenses.    Non-interest expenses increased 140% in the quarter ended March 31, 2010 and included the consolidation of operating expenses of MSSB, the amortization of MSSB’s intangible assets, and deal closing costs of $6 million and integration costs of $100 million for MSSB. Compensation and benefits expense increased 134% in the quarter ended March 31, 2010, primarily reflecting MSSB and higher net revenues. Non-compensation expenses increased 154%. Occupancy and equipment expense increased 115%, primarily due to the operating expenses of MSSB. Information processing and communications expense increased 142%, professional services expense increased 107% and other expenses increased 360% in the quarter ended March 31, 2010, primarily due to the operating expenses of MSSB.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended March 31,
	2010	2009
	(dollars in millions)
Revenues:
Investment banking	$—	$1
Principal transactions:
Trading	(1)	3
Investments	189	(346)
Asset management, distribution and administration fees	414	369
Other	71	16

Total non-interest revenues	673	43

Interest income	6	7
Interest expense	26	28

Net interest	(20)	(21)

Net revenues	653	22

Compensation and benefits	275	93
Non-compensation expenses	205	212

Total non-interest expenses	480	305

Income (loss) from continuing operations before income taxes	173	(283)
Provision for (benefit from) income taxes	43	(33)

Income (loss) from continuing operations	130	(250)

Discontinued operations:
Gain (loss) from discontinued operations	65	(276)
Benefit from income taxes	(30)	(108)

Gain (loss) from discontinued operations	95	(168)

Net income (loss)	225	(418)
Net income applicable to non-controlling interests	116	—

Net income (loss) applicable to Morgan Stanley	$109	$(418)

Amounts attributable to Morgan Stanley common shareholders:
Income (loss) from continuing operations, net of tax	$14	$(250)
Gain (loss) from discontinued operations, net of tax	95	(168)

Net income (loss) applicable to Morgan Stanley	$109	$(418)

Statistical Data.

The results presented in the statistical tables below exclude the operations of Retail Asset Management, as those results are included in discontinued operations for all periods presented (see Note 18 to the condensed consolidated financial statements).

Asset Management’s period-end and average assets under management or supervision were as follows:

	At March 31,		Average For the Three Months Ended March 31,
	2010	2009(1)	2010	2009(1)
	(dollars in billions)
Assets under management or supervision by asset class:
Core asset management:
Equity	$81	$57	$79	$59
Fixed income—long term	56	51	55	52
Money market	51	71	55	78
Alternatives(2)	43	34	41	36

Total core asset management	231	213	230	225

Merchant banking:
Private equity	5	4	5	4
Infrastructure	4	4	4	4
Real estate	15	24	15	30

Total merchant banking	24	32	24	38

Total assets under management or supervision	255	245	254	263
Share of non-controlling interest assets(3)	7	5	7	6

Total	$262	$250	$261	$269

(1)	Prior-period information has been reclassified to conform to the current period’s presentation.
(2)	The alternatives asset class includes a range of investment products such as hedge funds, funds of hedge funds, funds of private equity funds and funds of real estate funds.
(3)	Amounts represent Asset Management’s proportional share of assets managed by entities in which it owns a non-controlling interest.

Activity in Asset Management’s assets under management or supervision during the quarters ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009(1)
	(dollars in billions)
Balance at beginning of period	$266	$290
Net flows by asset class:
Core asset management:
Equity	(1)	(2)
Fixed income—long term	2	(4)
Money market	(9)	(9)
Alternatives(2)	—	(4)

Total core asset management	(8)	(19)

Merchant banking:
Real estate	1	(1)

Total merchant banking	1	(1)

Total net flows	(7)	(20)
Net market appreciation/(depreciation)	3	(19)

Total net decrease	(4)	(39)
Net decrease in share of non-controlling interest assets(3)	—	(1)

Balance at end of period	$262	$250

(1)	Prior-period information has been reclassified to conform to the current period’s presentation.
(2)	The alternatives asset class includes a range of investment products such as hedge funds, funds of hedge funds, funds of private equity funds and funds of real estate funds.
(3)	Amounts represent Asset Management’s proportional share of assets managed by entities in which it owns a non-controlling interest.

Principal Transactions—Trading.    In the quarter ended March 31, 2010, the Company recognized losses of $1 million compared with gains of $3 million in the quarter ended March 31, 2009. Trading results in the quarter ended March 31, 2010 included losses from hedges on certain investments. The results in the prior year quarter also included net gains of $43 million related to securities issued by SIVs, partially offset by losses from hedges on certain investments and long-term debt.

Principal Transactions—Investments.    The Company recorded principal transactions net investment gains of $189 million in the quarter ended March 31, 2010 compared with losses of $346 million in the quarter ended March 31, 2009. The results in the current quarter were primarily related to net investment gains associated with the Company’s merchant banking business, primarily due to valuation gains within certain consolidated real estate funds sponsored by the Company. The Company consolidated certain fund partnerships during the quarter ended September 30, 2009 after providing them with financial assistance and in light of the continued deterioration of equity in the funds. Additional fund partnerships were consolidated as of January 1, 2010 due to the adoption of new consolidation rules. Earnings of these funds related to the limited partnership interests not owned by the Company are reported in Net income (loss) applicable to non-controlling interests on the condensed consolidated statements of income. The current quarter also included gains on private equity and alternatives investments. Losses in the quarter ended March 31, 2009 were primarily related to net investment losses associated with the Company’s merchant banking business, including real estate and private equity investments, and losses associated with certain investments for the benefit of the Company’s employee deferred compensation and co-investment plans.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 12% in the quarter ended March 31, 2010 compared with the quarter ended March 31, 2009. The increase in the quarter primarily reflected higher fund management and administration fees due to an increase in average assets under management in equity and alternatives asset classes.

The Company’s increase in assets under management reflected market appreciation, partially offset by net customer outflows of $27.9 billion primarily in the Company’s money market funds.

Other.    Other revenues increased $55 million in the quarter ended March 31, 2010 compared with the quarter ended March 31, 2009, reflecting higher revenues associated with Lansdowne Partners, a London-based investment manager, and Avenue Capital Group, a New York-based investment manager, in which the Company has non-controlling interests.

Non-interest Expenses.    Non-interest expenses increased 57% in the quarter ended March 31, 2010 compared with the quarter ended March 31, 2009, primarily reflecting an increase in compensation and benefits expense. Compensation and benefits expense increased $182 million in the quarter ended March 31, 2010. The increase primarily reflected principal investment losses in the prior year quarter related to employee deferred compensation and co-investment plans, compared with gains in the current quarter. Non-compensation expenses decreased 3% in the quarter ended March 31, 2010.

Accounting Developments.

Scope Exception Related to Embedded Credit Derivatives.

In March 2010, the FASB issued accounting guidance that changes the accounting for credit derivatives embedded in beneficial interests in securitized financial assets. The new guidance will eliminate the scope exception for embedded credit derivatives, unless they are created solely by subordination of one financial instrument to another. Bifurcation and separate recognition may be required for certain beneficial interests that are currently not accounted for at fair value through earnings. This new guidance is effective for the Company beginning in the third quarter of 2010. The Company does not expect the new accounting guidance to have any impact on the condensed consolidated financial statements.

Other Matters.

Real Estate.

The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner.

The Company’s real estate investments are shown below. Such amounts exclude investments that benefit certain employee deferred compensation and co-investment plans:

	March 31, 2010	December 31, 2009
	(dollars in billions)
Consolidated interests(1)	$0.5	$1.5
Real estate funds	0.5	0.5
Infrastructure fund	0.2	0.2

Total(2)	$1.2	$2.2

(1)	Condensed consolidated statement of financial condition amounts represent investment assets of consolidated subsidiaries, net of non-controlling interests. The decrease from December 31, 2009 to March 31, 2010 was primarily due to the $932 million write-off in connection with the planned disposition of Revel (see Note 18 to the condensed consolidated financial statements).
(2)	The Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to these investments of $1.3 billion at March 31, 2010 (see Note 10 to the condensed consolidated financial statements). One of the Company’s real estate funds is currently engaged in negotiations with its lenders regarding a potential restructuring of loans provided to a specific investment in the fund’s portfolio. These loans have been extended to allow negotiations to continue. In that context, the lenders may allege various claims that would imply that the fund is obliged to support this investment to an extent that would exceed the fund’s available liquid resources. In that event, the fund would assert substantial defenses to such claims. The Company is not obliged to provide any support to the fund. A consolidated subsidiary is the general partner of the fund but the loans and guarantees are non-recourse to any other entity or assets of the Company. While the Company cannot provide assurance that the fund’s negotiations will result in a restructuring, it does not currently believe that the resolution of the restructuring will require the Company to pay or contribute amounts in excess of the amount of guarantees included in the dollar amount set forth above at March 31, 2010.

See “Certain Factors Affecting Results of Operations—Real Estate Investments” herein for further information.

U.K. Tax

In April 2010, the U.K. government enacted legislation imposing a payroll tax on discretionary bonuses over a certain amount awarded to certain employees in the period from December 9, 2009 to April 5, 2010. The Company is still evaluating the impact of this legislation and will recognize a charge in Compensation and benefits expense in the second quarter of 2010 reflecting the amount that will be currently payable by the Company in August 2010.

For a further discussion regarding the regulatory outlook for the Company, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Outlook” in Part II, Item 7, included in the Form 10-K.

Japan Securities Joint Venture.

On May 1, 2010, the Company and Mitsubishi UFJ Financial Group, Inc. (“MUFG”) closed the previously announced transaction to form a joint venture in Japan of their respective investment banking and securities businesses. MUFG and the Company have integrated their respective Japanese securities companies by forming two joint venture companies. MUFG contributed the wholesale and retail securities businesses conducted in Japan by its subsidiary Mitsubishi UFJ Securities Co., Ltd. into one of the joint venture entities named Mitsubishi UFJ Morgan Stanley Securities, Co., Ltd. (“MUMSS”). The Company contributed the investment banking operations conducted in Japan by its subsidiary, Morgan Stanley Japan Securities Co., Ltd. (“MSJS”), into MUMSS and contributed the sales and trading and capital markets business conducted in Japan by MSJS into a second joint venture entity called Morgan Stanley MUFG Securities, Co., Ltd. (“MSMS” and, together with MUMSS, the “Joint Venture”). Following the respective contributions to the Joint Venture and a cash payment of 26 billion yen from MUFG to the Company at closing of the transaction (subject to certain post-closing cash adjustments), the Company owns a 40% economic interest in the Joint Venture and MUFG owns a 60% economic interest in the Joint Venture. The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS, while the Company holds a 51% voting interest and MUFG holds a 49% voting interest in MSMS.

Segments.

Global Wealth Management Group and Institutional Securities.

Effective January 1, 2010, certain transfer pricing arrangements between the Global Wealth Management Group business segment and the Institutional Securities business segment relating to Global Wealth Management Group business segment’s fixed income trading activities were modified to conform to agreements with Citi in connection with MSSB. In addition, with an effective date of January 1, 2010, the Global Wealth Management Group business segment sold approximately $3 billion of Auction Rate Securities to the Institutional Securities business segment at book value.

Institutional Securities.    The Company changed the allocation methodology for funding costs between equity and fixed income sales and trading to more accurately reflect business activity. Effective January 1, 2010, funding costs are allocated 35% to equity sales and trading and 65% to fixed income sales and trading. Prior to January 1, 2010, funding costs were allocated 20% and 80% to equity and fixed income sales and trading, respectively.

Effective January 1, 2010, Equity sales and trading revenues include Asset management, distribution and administrations fees as these fees relate to administrative services primarily provided to the Company’s prime brokerage clients and therefore, closely align to equity sales and trading revenues. Prior periods have been adjusted to conform to the current presentation.

Dividend Income.

Effective January 1, 2010, the Company reclassified dividend income associated with trading and investing activities to Principal transactions—Trading or Principal transactions—Investments depending upon the business activity. Previously, these amounts were included in Interest and dividends on the condensed consolidated statements of income. These reclassifications were made in connection with the Company’s conversion to a financial holding company. Prior periods have been adjusted to conform to the current presentation.

Securities Available for Sale.

In the first quarter of 2010, the Company established a portfolio of debt securities in order to manage interest rate risk. The securities have been classified as “securities available for sale” in accordance with accounting guidance for investments in debt and equity securities and are included within the Global Wealth Management Group business segment.

Critical Accounting Policies.

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 1 to the condensed consolidated financial statements). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements for the year ended December 31, 2009 in the Form 10-K), the following involve a higher degree of judgment and complexity.

Fair Value.

Financial Instruments Measured at Fair Value.    A significant number of the Company’s financial instruments are carried at fair value. The Company makes estimates regarding valuation of assets and liabilities measured at fair value in preparing the condensed consolidated financial statements. These assets and liabilities include but are not limited to:

•	Financial instruments owned and Financial instruments sold, not yet purchased;

•	Securities available for sale;

•	Securities received as collateral and Obligation to return securities received as collateral;

•	Certain Commercial paper and other short-term borrowings, primarily structured notes;

•	Certain Deposits;

•	Other secured financings; and

•	Certain Long-term borrowings, primarily structured notes and certain junior subordinated debentures.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels, wherein Level 1 uses observable prices in active markets, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and therefore require the greatest use of judgment. In periods of market disruption, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3. In addition, a downturn in market conditions could lead to declines in the valuation of many instruments. For further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Notes 1 and 3 to the condensed consolidated financial statements.

Level 3 Assets and Liabilities.    The Company’s Level 3 assets before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $42.5 billion and $43.4 billion at March 31, 2010 and December 31, 2009, respectively, and represented approximately 12% and 14% at March 31, 2010 and December 31, 2009, respectively, of the assets measured at fair value (5% and 6% of total assets at March 31, 2010 and December 31, 2009, respectively). Level 3 liabilities before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $16.2 billion and $15.4 billion at March 31, 2010 and December 31, 2009, respectively, and represented approximately 8% and 9%, respectively, of the Company’s liabilities measured at fair value.

Transfers In/Out of Level 3 During the Quarter Ended March 31, 2010.    The Company reclassified approximately $0.6 billion of certain Corporate and other debt, primarily corporate loans, from Level 3 to Level 2. The Company reclassified the corporate loans as external prices and/or spread inputs for these instruments became observable.

The Company also reclassified approximately $0.9 billion of certain Corporate and other debt from Level 2 to Level 3. The reclassifications were primarily related to corporate loans and were generally due to a reduction in market price quotations for these or comparable instruments, or a lack of available broker quotes, such that unobservable inputs had to be utilized for the fair value measurement of these instruments. The Company reclassified the corporate loans as external prices and/or spread inputs became unobservable.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis.    Certain of the Company’s assets were measured at fair value on a non-recurring basis. The Company incurs losses or gains for any adjustments of these assets to fair value. A downturn in market conditions could result in impairment charges in future periods.

For assets and liabilities measured at fair value on a non-recurring basis, fair value is determined by using various valuation approaches. The same hierarchy as described above, which maximizes the use of observable inputs and minimizes the use of unobservable inputs by generally requiring that the observable inputs be used when available, is used in measuring fair value for these items.

For further information on financial assets and liabilities that are measured at fair value on a non-recurring basis, see Note 3 to the condensed consolidated financial statements.

Fair Value Control Processes.    The Company employs control processes to validate the fair value of its financial instruments, including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by Company personnel with relevant expertise who are independent from the trading desks. Additionally, groups independent from the trading divisions within the Financial Control Group, Market Risk Department and Credit Risk Management Department participate in the review and validation of the fair values generated from pricing models, as appropriate. Where a pricing model is used to determine fair value, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model.

Consistent with market practice, the Company has individually negotiated agreements with certain counterparties to exchange collateral (“margining”) based on the level of fair values of the derivative contracts they have executed. Through this margining process, one party or each party to a derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required. This sharing of fair value information provides additional support of the Company’s recorded fair value for the relevant over-the-counter (“OTC”) derivative products. For certain OTC derivative products, the Company, along with other market participants, contributes derivative pricing information to aggregation services that synthesize the data and make it accessible to subscribers. This information is then used to evaluate the fair value of these OTC derivative products. For more information regarding the Company’s risk management practices, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

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

See Note 3 to the condensed consolidated financial statements for intangible asset impairments recorded during the quarter ended March 31, 2010.

For both goodwill and intangible assets, to the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. For amortizable intangible assets, the new cost basis is amortized over the remaining useful life of that asset.

See Note 7 to the condensed consolidated financial statements for further information on goodwill and intangible assets.

Legal, Regulatory and Tax Contingencies.

In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

See Notes 10 and 16 to the condensed consolidated financial statements for additional information on legal proceedings and tax examinations.

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

The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial instruments. The Company’s involvement with SPEs is discussed further in Note 6 to the condensed consolidated financial statements.

In most cases, these SPEs are deemed for accounting purposes to be VIEs. The Company applies accounting guidance for consolidation of VIEs to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Entities that previously met the criteria as qualifying special purpose entities (“QSPEs”) that were not subject to consolidation prior to January 1, 2010 became subject to the consolidation requirements for VIEs on that date. Excluding entities subject to the Deferral, effective January 1, 2010, the primary beneficiary of a VIE is the party that both (1) has the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (2) has an obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. The Company consolidates entities of which it is the primary beneficiary.

The Company determines whether it is the primary beneficiary of a VIE upon its initial involvement with the VIE and reassesses whether it is the primary beneficiary on an ongoing basis as long as it has any continuing involvement with the VIE. This determination is based upon an analysis of the design of the VIE, including the VIE’s structure and activities, the power to make significant economic decisions held by the Company and by other parties and the variable interests owned by the Company and other parties.

In addition, the Company serves as an investment advisor to unconsolidated money market and other funds.

See Note 1 to the condensed consolidated financial statements for information on accounting guidance adopted on January 1, 2010 for transfers of financial assets.

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

The Balance Sheet.

The Company actively monitors and evaluates the composition and size of its balance sheet. A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from Institutional Securities sales and trading activities. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets increased to $819,719 million at March 31, 2010 from $771,462 million at December 31, 2009. The increase in total assets was primarily due to higher Financial instruments owned, Securities available for sale and Securities borrowed.

Within the sales and trading related assets and liabilities are transactions attributable to securities financing activities. At March 31, 2010, securities financing assets and liabilities were $385 billion and $344 billion, respectively. At December 31, 2009, securities financing assets and liabilities were $376 billion and $316 billion, respectively. Securities financing transactions include repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received, customer receivables/payables and related segregated customer cash. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Note 1 to the condensed consolidated financial statements). Securities sold under agreements to repurchase and securities loaned were $206 billion at March 31, 2010 and averaged $224 billion during the quarter ended March 31, 2010. Securities purchased under agreements to resell and securities borrowed were $320 billion at March 31, 2010 and averaged $317 billion during the quarter ended March 31, 2010.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer owned securities, and customer cash, which is segregated according to regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage clients. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets was $17 billion and $14 billion at March 31, 2010 and December 31, 2009, respectively, recorded in accordance with accounting guidance for the transfer of financial assets that represented equal and offsetting assets and liabilities for fully collateralized non-cash loan transactions.

The Company uses the Tier 1 leverage ratio, risk based capital ratios (see “Regulatory Requirements” herein), Tier 1 common ratio and the balance sheet leverage ratio as indicators of capital adequacy when viewed in the context of the Company’s overall liquidity and capital policies. These ratios are commonly-used measures to assess capital adequacy and frequently referred to by investors.

The following table sets forth the Company’s total assets and leverage ratios at March 31, 2010 and December 31, 2009 and average balances during the three months ended March 31, 2010:

	Balance at		Average Balance(1)
	March 31, 2010	December 31, 2009	For the Three Months Ended March 31, 2010
	(dollars in millions, except ratio data)
Total assets	$819,719	$771,462	$835,794

Common equity	$38,667	$37,091	$38,106
Preferred equity	9,597	9,597	9,597

Morgan Stanley shareholders’ equity	48,264	46,688	47,703
Junior subordinated debentures issued to capital trusts	10,554	10,594	10,587

Subtotal	58,818	57,282	58,290
Less: Goodwill and net intangible assets(2)	(7,570)	(7,612)	(7,592)

Tangible Morgan Stanley shareholders’ equity	$51,248	$49,670	$50,698

Common equity	$38,667	$37,091	$38,106
Less: Goodwill and net intangible assets(2)	(7,570)	(7,612)	(7,592)

Tangible common equity(3)	$31,097	$29,479	$30,514

Leverage ratio(4)	16.0x	15.5x	16.5x

Tier 1 common ratio(5)	8.3%	8.2%	N/M

N/M —Not meaningful.

(1)	The Company calculates its average balances based upon weekly amounts, except where weekly balances are unavailable, the month-end balances are used.
(2)	Goodwill and net intangible assets exclude mortgage servicing rights (net of disallowable mortgage servicing rights) of $157 million and $123 million at March 31, 2010 and December 31, 2009, respectively, and include only the Company’s share of MSSB’s goodwill and intangible assets.
(3)	Tangible common equity equals common equity less goodwill and net intangible assets as defined above. The Company views tangible common equity as a useful measure to investors because it is a commonly utilized metric and reflects the common equity deployed in the Company’s businesses.
(4)	Leverage ratio equals total assets divided by tangible Morgan Stanley shareholders’ equity. The increase in the leverage ratio was driven by the increase in assets.
(5)	The Tier 1 common ratio equals Tier 1 common equity divided by RWAs. The Company defines Tier 1 common equity as Tier 1 capital less qualifying perpetual preferred stock, qualifying trust preferred securities and qualifying restricted core capital elements, adjusted for the portion of goodwill and non-servicing assets associated with MSSB’s non-controlling interests (i.e., Citi’s share of MSSB’s goodwill and intangibles). The Company views its definition of the Tier 1 common equity as a useful measure for investors as it reflects the actual ownership structure and economics of the joint venture. This definition of Tier 1 common equity may evolve in the future as regulatory rules may be implemented based on a final proposal regarding non-controlling interest (also referred to as minority interest) as initially presented in December 2009 in the Basel Committee on Banking Supervision Consultative Document Strengthening the resilience of the banking sector (“BCBS 164”). For a discussion of RWAs and Tier 1 capital, see “Regulatory Requirements” herein.

Balance Sheet and Funding Activity for the Three Months Ended March 31, 2010.

During the quarter ended March 31, 2010, the Company issued notes with a principal amount of approximately $8 billion, including non-U.S. dollar currency notes aggregating approximately $1 billion. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates (“LIBOR”) trading levels. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.7 years at March 31, 2010.

At March 31, 2010, the aggregate outstanding principal amount of the Company’s senior indebtedness was approximately $175 billion (including guaranteed obligations of the indebtedness of subsidiaries).

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

At March 31, 2010, the Company’s equity capital (which includes shareholders’ equity and junior subordinated debentures issued to capital trusts) was $58,818 million, an increase of $1,536 million from December 31, 2009, primarily due to the increase in net income applicable to Morgan Stanley.

At March 31, 2010, the Company had approximately $1.6 billion remaining under its current share repurchase program out of the $6 billion authorized by the Board in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases by the Company are subject to regulatory approval. During the quarter ended March 31, 2010, the Company did not repurchase common stock as part of its capital management share repurchase program (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

The Board determines the declaration and payment of dividends on a quarterly basis. In April 2010, the Company announced that its Board declared a quarterly dividend per common share of $0.05 (see Note 19 to the condensed consolidated financial statements). The Company also announced that its Board declared a quarterly dividend of $250.00 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25); a quarterly dividend of $25.00 per share of Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock and a quarterly dividend of $25.00 per share of Series C Non-Cumulative Non-Voting Perpetual Preferred Stock.

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

Economic capital is assigned to each business segment and sub-allocated to product lines. In principal, each business segment is capitalized as if it were an independent operating entity. This process is intended to align equity capital with the risks in each business in order to allow senior management to evaluate returns on a risk-adjusted basis (such as return on equity and shareholder value added).

Economic capital is based on regulatory capital plus additional capital for stress losses. The Company assesses stress loss capital across various dimensions of market, credit, business and operational risks. Economic capital requirements are met by regulatory Tier 1 capital. For a further discussion of the Company’s Tier 1 capital, see “Regulatory Requirements” herein. The difference between the Company’s Tier 1 capital and aggregate economic capital requirements denotes the Company’s Parent capital position.

The Company uses economic capital to allocate Tier 1 capital and common equity to its business segments. The following table presents the Company’s allocated average Tier 1 capital and average common equity for the quarter ended March 31, 2010 and the quarter ended December 31, 2009:

	Three Months Ended March 31, 2010		Three Months Ended December 31, 2009
	Average Tier 1 Capital	Average Common Equity	Average Tier 1 Capital	Average Common Equity
	(dollars in billions)
Institutional Securities	$24.3	$16.3	$24.8	$16.9
Global Wealth Management Group	2.4	6.6	3.4	7.3
Asset Management	3.2	2.4	3.0	2.0
Parent capital	19.1	12.2	14.8	9.8

Total from continuing operations	49.0	37.5	46.0	36.0
Discontinued operations	0.4	0.6	0.6	0.8

Total	$49.4	$38.1	$46.6	$36.8

Average Tier 1 capital and common equity allocated to the Institutional Securities business segment decreased from the quarter ended December 31, 2009 driven by decreases in market risk exposures. Average Tier 1 capital and common equity allocated to the Global Wealth Management Group business segment decreased from the quarter ended December 31, 2009 driven by re-evaluation of its operational risk exposure. Average Tier 1 capital and common equity allocated to Asset Management increased from the quarter ended December 31, 2009, primarily due to the consolidation of certain real estate funds sponsored by the Company.

The Company generally uses available Parent capital for prospective regulatory requirements, organic growth, acquisitions and other capital needs while maintaining adequate capital ratios. For a discussion of risk-based capital ratios, see “Regulatory Requirements” herein.

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

Liquidity Reserves.    The Company seeks to maintain sufficient liquidity reserves that are sized to cover daily funding needs and meet strategic liquidity targets as outlined in the CFP. These liquidity reserves are held in the form of cash deposits and pools of central bank eligible unencumbered securities. The parent company liquidity reserve is managed globally and consists of overnight cash deposits and unencumbered U.S. and European government bonds, agencies and agency pass-throughs. The Company believes that diversifying the form in which its liquidity reserves (cash and securities) are maintained enhances its ability to quickly and efficiently source funding in a stressed environment. The Company’s funding requirements and target liquidity reserves may vary based on changes to the level and composition of its balance sheet, timing of specific transactions, client financing activity, market conditions and seasonal factors.

For the quarter ended March 31, 2010, the total Company liquidity reserve was $153 billion and averaged $155 billion. For the quarter ended March 31, 2010, the total parent liquidity reserve was $57 billion and averaged $65 billion.

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

The Company also has the ability to access liquidity from the Board of Governors of the Federal Reserve System (the “Fed”) against collateral through the Primary Credit Facility, which is available to provide daily access to funding for depository institutions. The Term Auction Facility was available to depository institutions and allowed for the borrowing of longer term funding on a regular basis at auction on pre-announced dates. The last auction for the Term Auction Facility was on March 8, 2010.

Unsecured Financing.    The Company views long-term debt and deposits as stable sources of funding for core inventories and illiquid assets. Securities inventories not financed by secured funding sources and the majority of current assets are financed with a combination of short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating rate and deposits. The Company uses derivative products (primarily interest rate, currency and equity swaps) to assist in asset and liability management and to hedge interest rate risk (see Note 10 to the consolidated financial statements for the year ended December 31, 2009 included in the Form 10-K).

Temporary Liquidity Guarantee Program (“TLGP”).    In October 2008, the Secretary of the U.S. Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991, and the FDIC announced the TLGP. Based on the Final Rule adopted on November 21, 2008, the TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Company) between October 14, 2008 and June 30, 2009. At March 31, 2010 and December 31, 2009, the Company had $23.8 billion of senior unsecured debt outstanding under the TLGP. There have been no issuances under the TLGP since March 31, 2009.

Short-Term Borrowings.    The Company’s unsecured short-term borrowings may consist of commercial paper, bank loans, bank notes and structured notes with maturities of 12 months or less at issuance.

The table below summarizes the Company’s short-term unsecured borrowings:

	At March 31, 2010	At December 31, 2009
	(dollars in millions)
Commercial paper	$823	$783
Other short-term borrowings	2,500	1,595

Total	$3,323	$2,378

Deposits.    The Company’s bank subsidiaries’ funding sources include bank deposit sweeps, repurchase agreements, federal funds purchased, certificates of deposit, money market deposit accounts, commercial paper and Federal Home Loan Bank advances.

Deposits were as follows:

	At March 31, 2010(1)	At December 31, 2009(1)
	(dollars in millions)
Savings and demand deposits	$59,056	$57,114
Time deposits(2)	4,870	5,101

Total	$63,926	$62,215

(1)	Total deposits insured by the FDIC at March 31, 2010 and December 31, 2009 were $46 billion.
(2)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 3 to the condensed consolidated financial statements).

On October 3, 2008, under the Emergency Economic Stabilization Act of 2008, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increased coverage lasts through December 31, 2013 and is in effect for the Company’s two U.S. depository institutions.

Pursuant to an FDIC interim rule in April 2010, the Company’s FDIC-insured subsidiaries have elected to opt out of the Transaction Account Guarantee Program (“TAGP”) effective July 1, 2010. Thus, after June 30, 2010, funds held in noninterest-bearing transaction accounts, and certain Negotiable Order of Withdrawal and linked Money Market Deposit accounts will no longer be guaranteed in full under the TAGP, but will be insured up to $250,000 under the FDIC’s general deposit rules.

Long-Term Borrowings.    The Company uses a variety of long-term debt funding sources to generate liquidity, taking into consideration the results of the CFP requirements. In addition, the issuance of long-term debt allows the Company to reduce reliance on short-term credit sensitive instruments (e.g., commercial paper and other unsecured short-term borrowings). Financing transactions are generally structured to ensure staggered maturities, thereby mitigating refinancing risk, and to maximize investor diversification through sales to global institutional and retail clients. Availability and cost of financing to the Company can vary depending on market conditions, the volume of certain trading and lending activities, the Company’s credit ratings and the overall availability of credit. During the quarter ended March 31, 2010, the Company issued approximately $8 billion principal amount of unsecured debt, which included approximately $1 billion of non-U.S. dollar currency notes.

The Company may from time to time engage in various transactions in the credit markets (including, for example, debt repurchases) that it believes are in the best interests of the Company and its investors. Maturities and debt repurchases during the quarter ended March 31, 2010 were approximately $10 billion in aggregate.

Long-term borrowings at March 31, 2010 consisted of the following (dollars in millions):

	U.S. Dollar	Non-U.S. Dollar	At March 31, 2010
Due in 2010	$14,467	$2,821	$17,288
Due in 2011	17,791	9,668	27,459
Due in 2012	21,873	15,743	37,616
Due in 2013	3,416	20,120	23,536
Due in 2014	10,732	5,952	16,684
Thereafter	45,753	20,867	66,620

Total	$114,032	$75,171	$189,203

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

The rating agencies have stated that they currently incorporate various degrees of uplift from perceived government support in the credit ratings of systemically important banks including the credit ratings of the Company. Proposed financial reform legislation in the U.S. may be seen as limiting the possibility of extraordinary government support for the financial system in any future financial crises which may lead to reduced uplift assumptions for U.S. banks and thereby place downward pressure on credit ratings. At the same time, the proposed legislation also has credit ratings positive features such as higher standards for capital and liquidity levels. The net result on credit ratings and the timing of any rating agency actions is currently uncertain. The Company continues to closely monitor developments in the U.S. financial reform legislative process.

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business segment, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit rating downgrade. At March 31, 2010, the amount of additional collateral or termination payments that could be called by counterparties under the terms of such agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was approximately $1,610 million. A total of approximately $2,983 million in collateral or termination payments could be called in the event of a two-notch downgrade. A total of approximately $3,825 million in collateral or termination payments could be called in the event of a three-notch downgrade.

At April 30, 2010, the Company’s and Morgan Stanley Bank, N.A.’s senior unsecured ratings were as set forth below:

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

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at March 31, 2010 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at March 31, 2010
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$853	$1	$1	$6	$861
Investment activities	940	767	167	72	1,946
Primary lending commitments—investment grade(1)(2)	10,558	27,321	3,938	163	41,980
Primary lending commitments—non-investment grade(1)	833	4,179	3,957	2,656	11,625
Secondary lending commitments(1)	67	99	140	35	341
Commitments for secured lending transactions	1,296	454	208	—	1,958
Forward starting reverse repurchase agreements(3)	75,289	101	—	—	75,390
Commercial and residential mortgage-related commitments(1)	906	—	—	—	906
Underwriting commitments	500	—	—	—	500
Other commitments	216	12	150	—	378

Total	$91,458	$32,934	$8,561	$2,932	$135,885

(1)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 3 to the condensed consolidated financial statements).
(2)	This amount includes commitments to asset-backed commercial paper conduits of $276 million at March 31, 2010, of which $268 million have maturities of less than one year and $8 million of which have maturities of one to three years.
(3)	The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to March 31, 2010 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and as of March 31, 2010, $75.3 billion of the $75.4 billion settled within three business days.

Regulatory Requirements.

The Company is a financial holding company under the Bank Holding Company Act of 1956 and is subject to the regulation and oversight of the Fed. The Fed establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance with such capital requirements (see “Supervision and Regulation—Financial Holding Company” in Part I, Item 1 of the Form 10-K). The Office of the Comptroller of the Currency and the Office of Thrift Supervision establish similar capital requirements and standards for the Company’s national banks and federal savings bank, respectively.

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

At March 31, 2010, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 15.1% and total capital to RWAs of 16.1% (6% and 10% being well-capitalized for regulatory purposes, respectively). In addition, financial holding companies are also subject to a Tier 1 leverage ratio as defined by the Fed. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets and deferred tax assets). The adjusted average total assets are derived using weekly balances for the calendar quarter.

The following table reconciles the Company’s total shareholders’ equity to Tier 1 and Total Capital as defined by the regulations issued by the Fed and presents the Company’s consolidated capital ratios at March 31, 2010 and December 31, 2009 (dollars in millions):

	At March 31, 2010	At December 31, 2009
	(dollars in millions)
Allowable capital
Tier 1 capital:
Common shareholders’ equity	$38,667	$37,091
Qualifying preferred stock	9,597	9,597
Qualifying mandatorily convertible trust preferred securities	5,694	5,730
Qualifying restricted core capital elements	11,687	10,867
Less: Goodwill	(7,169)	(7,162)
Less: Non-servicing intangible assets	(4,840)	(4,931)
Less: Net deferred tax assets	(2,268)	(3,242)
Less: Debt valuation adjustment	(587)	(554)
Other deductions	(659)	(726)

Total Tier 1 capital	50,122	46,670

Tier 2 capital:
Other components of allowable capital:
Qualifying subordinated debt	3,144	3,127
Other qualifying amounts	145	158

Total Tier 2 capital	3,289	3,285

Total allowable capital	$53,411	$49,955

Total risk-weighted assets	$331,913	$305,000

Capital ratios
Total capital ratio	16.1%	16.4%

Tier 1 capital ratio	15.1%	15.3%

Tier 1 leverage ratio	6.1%	5.8%

Total allowable capital is composed of Tier 1 and Tier 2 capital. Tier 1 capital consists predominately of common shareholders’ equity as well as qualifying preferred stock, trust preferred securities mandatorily convertible to common equity and qualifying restricted core capital elements (including other junior subordinated debt issued to trusts and non-controlling interests) less goodwill, non-servicing intangible assets (excluding allowable mortgage servicing rights), net deferred tax assets (recoverable in excess of one year) and DVA. DVA represents the cumulative change in fair value of certain of the Company’s borrowings (for which the fair value option was elected) that was attributable to changes in the Company’s own instrument-specific credit spreads and is included in retained earnings. For a further discussion of fair value, see Note 3 to the condensed consolidated financial statements. Tier 2 capital consists principally of qualifying subordinated debt.

At March 31, 2010, the Company calculated its RWAs in accordance with the regulatory capital requirements of the Fed, which is consistent with guidelines described under Basel I. RWAs reflect both on and off-balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations.

Market RWAs reflect capital charges attributable to the risk of loss resulting from adverse changes in market prices and other factors. For a further discussion of the Company’s market risks and Value-at-Risk (“VaR”) model, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A, of the Form 10-K. In the quarter ending March 31, 2010, the Fed completed its review of the Company’s market risk models for the calculation of market RWAs. The outcome of the review resulted in an increase in the Company’s calculation of market RWAs. Market RWAs incorporate two components: systematic risk and specific risk. Systematic and specific risk charges are computed using either the Company’s VaR model or Standardized Approach in accordance with regulatory requirements.

Credit RWAs reflect capital charges attributable to the risk of loss arising from a borrower or counterparty failing to meet its financial obligations. For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part II, Item 7A, of the Form 10-K and in Item 3 herein. Credit RWAs are determined using Basel I regulatory capital guidelines for U.S. banking organizations issued by the Fed.

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

The tables below present the following: the Company’s Aggregate, Trading, and Non-Trading quarter end, quarterly average, high, and low VaRs (see Table 1 below). The VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (95% vs. 99%) for the VaR statistic or a shorter historical time series (four years vs. one year) of market data upon which it bases its simulations are also disclosed (see Table 2 below).

Aggregate VaR also incorporates certain non-trading risks, including (a) the interest rate risk generated by funding liabilities related to institutional trading positions, (b) public company equity positions recorded as investments by the Company and (c) corporate loan exposures that are awaiting distribution to the market. Investments made by the Company that are not publicly traded are not reflected in the VaR results presented below. Aggregate VaR also excludes the credit spread risk generated by the Company’s funding liabilities and the interest rate risk associated with approximately $7.7 billion of certain funding liabilities primarily related to fixed and other non-trading assets as of both March 31, 2010 and December 31, 2009. The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $12 million and $11 million for each +1 basis point widening in the Company’s credit spread level at March 31, 2010 and December 31, 2009, respectively.

The credit spread risk relating to the Company’s mark-to-market derivative counterparty exposure is also managed separately from VaR. The credit spread risk sensitivity of this exposure corresponds to an increase in value of approximately $7 million and $8 million for each +1 basis point widening in the Company’s credit spread level as of March 31, 2010 and December 31, 2009, respectively.

The counterparty portfolio, which reflects adjustments, net of hedges, relating to counterparty credit risk and other market risks, was reclassified from Non-Trading VaR into Trading VaR as of January 1, 2010. This reclassification reflects regulatory consideration surrounding the Company’s conversion to a financial holding company, and the trading book nature of the Company’s counterparty risk-hedging activities. Total Trading and Non-Trading VaR was not affected by this change; however this reclassification increased Trading VaR and decreased Non-Trading VaR. Table 1 shows the VaR results for the quarter ended March 31, 2010 reflecting these adjustments and restates the VaR results for the quarter ended December 31, 2009 to capture the counterparty portfolio in Trading VaR.

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

Table 1 below presents 95%/one-day VaR for each of the Company’s primary market risk exposures and on an aggregate basis at March 31, 2010 and December 31, 2009. The average, high and low figures for the quarters ended March 31, 2010 and December 31, 2009 are also included.

Table 1: 95% Total VaR	95% One-Day VaR for the Quarter Ended March 31, 2010				95% One-Day VaR for the Quarter Ended December 31, 2009
Primary Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$127	$127	$145	$115	$142	$136	$145	$121
Equity price	29	26	31	21	23	25	30	20
Foreign exchange rate	37	32	50	17	26	28	47	14
Commodity price	26	27	34	23	24	23	28	19
Less Diversification benefit(1)	(76)	(69)	(95)	(48)	(57)	(60)	(88)	(43)

Total Trading VaR	$143	$143	$165	$128	$158	$152	$162	$131

Total Non-Trading VaR	$65	$62	$69	$57	$67	$72	$78	$66

Total Trading and Non-Trading VaR	$167	$169	$197	$151	$187	$187	$205	$160

(1)	Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four primary risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s average Trading VaR for the quarter ended March 31, 2010 was $143 million compared with $152 million for the quarter ended December 31, 2009. The decrease in Trading VaR was driven primarily by decreased risk taking in interest rate and corporate credit risk, partially offset by increased position taking in foreign exchange and commodities.

The Company’s average Non-Trading VaR for the quarter ended March 31, 2010 was $62 million compared with $72 million for the quarter ended December 31, 2009. The decrease in Non-Trading VaR was driven primarily by decreases in loan exposure in the Non-Trading account.

The Company’s average Total Trading and Non-Trading VaR for the quarter ended March 31, 2010 was $169 million compared with $187 million for the quarter ended December 31, 2009. The decrease in Total Trading and Non-Trading VaR was driven primarily by decreased risk taking in interest rate and corporate credit spread risk, partially offset by increased position taking in foreign exchange and commodities.

VaR Statistics under Varying Assumptions.

VaR statistics are not readily comparable across firms because of differences in the breadth of products included in each firm’s VaR model, in the statistical assumptions made when simulating changes in market factors, and in the methods used to approximate portfolio revaluations under the simulated market conditions. These differences can result in materially different VaR estimates for similar portfolios. The extreme market volatilities in the latter part of 2008 have had a significant impact on VaR in 2009. The impact varies depending on the factor history assumptions, the frequency with which the factor history is updated, and the confidence level. As a result, VaR statistics are more reliable and relevant when used as indicators of trends in risk taking rather than as a basis for inferring differences in risk taking across firms.

Table 2 below presents the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (95% versus 99%) for the VaR statistic or a shorter historical time series (four years versus one year) for market data upon which it bases its simulations:

Table 2: 95% and 99% Average Trading VaR with Four-Year / One- Year Historical Time Series	95% Average One-Day VaR for the Quarter Ended March 31, 2010		99% Average One-Day VaR for the Quarter Ended March 31, 2010
Primary Market Risk Category	Four-Year Factor History	One-Year Factor History	Four-Year Factor History	One-Year Factor History
	(dollars in millions)
Interest rate and credit spread	$127	$129	$251	$207
Equity price	26	26	36	36
Foreign exchange rate	32	34	57	55
Commodity price	27	23	44	37
Less Diversification benefit(1)	(69)	(64)	(108)	(110)

Total Trading VaR	$143	$148	$280	$225

(1)	Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

Distribution of VaR Statistics and Net Revenues for the quarter ended March 31, 2010.

As shown in Table 1 above, the Company’s average 95%/one-day Trading VaR for the quarter ended March 31, 2010 was $143 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Trading VaR for the quarter ended March 31, 2010. The most frequently occurring value was between $130 million and $135 million, while for approximately 63% of trading days during the quarter, VaR ranged between $130 million and $145 million.

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

The Company did not incur daily trading losses in excess of the 95%/one-day Trading VaR for the quarter ended on March 31, 2010. Over the longer term, trading losses are expected to exceed VaR an average of three times per quarter at the 95% confidence level. The Company bases its VaR calculations on the long term (or unconditional) distribution with four years of observations, and therefore evaluates its risk from a longer term perspective. The Company is evaluating enhancements to the VaR model to make it more responsive to more recent market conditions, while maintaining a longer-term perspective.

The histogram below shows the distribution of daily net trading revenue for the quarter ended March 31, 2010 for the Company’s trading businesses (these figures include revenue from the counterparty portfolio and also include net interest and non-agency commissions but exclude certain non-trading revenues such as primary, fee-based and prime brokerage revenue credited to the trading businesses). During the quarter ended March 31, 2010, the Company experienced net trading losses on 4 days.

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

The following table presents information about the Company’s corporate funded loans and lending commitments at March 31, 2010. The “total corporate lending exposure” column includes both lending commitments and funded loans. Fair value of corporate lending exposure represents the fair value of loans that have been drawn by the borrower and lending commitments that were outstanding at March 31, 2010. Lending commitments represent legally binding obligations to provide funding to clients at March 31, 2010 for both “relationship-driven” and “event-driven” lending transactions. As discussed above, these loans and lending commitments have varying terms, may be senior or subordinated, may be secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated, traded or hedged by the Company.

At March 31, 2010, the aggregate amount of investment grade loans was $5.7 billion and the aggregate amount of non-investment grade loans was $7.6 billion. At March 31, 2010, the aggregate amount of lending commitments outstanding was $53.6 billion. In connection with these corporate lending activities (which include corporate funded loans and lending commitments), the Company had hedges (which include “single name,” “sector” and “index” hedges) with a notional amount of $22.3 billion related to the total corporate lending exposure of $67.0 billion at March 31, 2010.

The table below shows the Company’s credit exposure from its corporate lending positions and lending commitments at March 31, 2010. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements:

Corporate Lending Commitments and Funded Loans at March 31, 2010

	Years to Maturity				Total Corporate Lending Exposure(2)	Corporate Lending Exposure at Fair Value(3)	Corporate Lending Commitments(4)
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$541	$220	$—	$—	$761	$—	$761
AA	3,036	4,860	277	—	8,173	198	7,975
A	2,894	9,702	1,414	181	14,191	1,982	12,209
BBB	4,996	16,502	2,928	160	24,586	3,551	21,035

Investment grade	11,467	31,284	4,619	341	47,711	5,731	41,980

Non-investment grade	1,630	6,017	5,893	5,714	19,254	7,629	11,625

Total	$13,097	$37,301	$10,512	$6,055	$66,965	$13,360	$53,605

(1)	Obligor credit ratings are determined by Credit Risk Management using methodologies generally consistent with those employed by external rating agencies.
(2)	Total corporate lending exposure represents the Company’s potential loss assuming the fair value of funded loans and lending commitments were zero.
(3)	The Company’s corporate lending exposure carried at fair value includes $13.0 billion of funded loans and $0.5 billion of lending commitments recorded in Financial instruments owned and Financial instruments sold, not yet purchased, respectively, in the condensed consolidated statements of financial condition at March 31, 2010. The Company’s corporate lending exposure carried at amortized cost includes $850 million of funded loans recorded in Loans in the condensed consolidated statements of financial condition.
(4)	Amounts represent the notional amount of unfunded lending commitments less the amount of commitments reflected in the Company’s condensed consolidated statements of financial condition.

“Event-driven” Loans and Lending Commitments at March 31, 2010.

Included in the total corporate lending exposure amounts in the table above at March 31, 2010 is “event-driven” exposure of $7.3 billion composed of funded loans of $1.6 billion and lending commitments of $5.7 billion. Included in the $7.3 billion of “event-driven” exposure at March 31, 2010 were $5.7 billion of loans and lending commitments to non-investment grade borrowers that were closed.

Activity associated with the corporate “event-driven” lending exposure during the quarter ended March 31, 2010 was as follows (dollars in millions):

“Event-driven” lending exposures at December 31, 2009	$5,621
Closed commitments	3,237
Net reductions, primarily through distributions	(1,568)
Mark-to-market adjustments	(6)

“Event-driven” lending exposures at March 31, 2010	$7,284

Credit Exposure—Derivatives.    The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at March 31, 2010. Fair value is presented in the final column net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned at March 31, 2010(1)

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$534	$1,952	$3,287	$9,769	$(6,753)	$8,789	$8,443
AA	5,635	6,953	7,101	16,481	(26,290)	9,880	8,010
A	9,111	8,809	7,102	25,507	(39,564)	10,965	9,800
BBB	3,404	3,990	2,347	7,501	(9,623)	7,619	5,547
Non-investment grade	2,488	3,067	1,710	4,516	(3,983)	7,798	6,233

Total	$21,172	$24,771	$21,547	$63,774	$(86,213)	$45,051	$38,033

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. The table does not include listed derivatives and the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

The following table summarizes the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at March 31, 2010, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned at March 31, 2010

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(1)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$9,723	$17,605	$19,668	$61,947	$(77,457)	$31,486	$28,123
Foreign exchange forward contracts and options	3,801	752	177	45	(2,012)	2,763	2,542
Equity securities contracts (including equity swaps, warrants and options)	1,864	985	389	698	(2,001)	1,935	872
Commodity forwards, options and swaps	5,784	5,429	1,313	1,084	(4,743)	8,867	6,496

Total	$21,172	$24,771	$21,547	$63,774	$(86,213)	$45,051	$38,033

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased at March 31, 2010(1)

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(2)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$6,336	$10,591	$13,186	$34,395	$(45,120)	$19,388
Foreign exchange forward contracts and options	4,283	613	250	74	(1,958)	3,262
Equity securities contracts (including equity swaps, warrants and options)	4,689	2,722	1,093	831	(6,032)	3,303
Commodity forwards, options and swaps	5,075	4,366	1,159	873	(5,328)	6,145

Total	$20,383	$18,292	$15,688	$36,173	$(58,438)	$32,098

(1)	Since these amounts are liabilities of the Company, they do not result in credit exposures.
(2)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral paid is netted on a counterparty basis, provided legal right of offset exists.

The Company’s derivatives (both listed and OTC), on a net of counterparty and cash collateral basis, at March 31, 2010 and December 31, 2009 are summarized in the table below, showing the fair value of the related assets and liabilities by product category:

	At March 31, 2010		At December 31, 2009
Product Type	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$31,760	$19,603	$33,307	$20,911
Foreign exchange forward contracts and options	2,763	3,262	3,022	2,824
Equity securities contracts (including equity swaps, warrants and options)	3,958	6,930	3,619	7,371
Commodity forwards, options and swaps	9,425	7,982	9,133	7,103

Total	$47,906	$37,777	$49,081	$38,209

Each category of derivative products in the above tables includes a variety of instruments, which can differ substantially in their characteristics. Instruments in each category can be denominated in U.S. dollars or in one or more non-U.S. currencies.

The Company determines the fair values recorded in the above tables using various pricing models. For a discussion of fair value as it affects the condensed consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part I, Item 2, herein and Notes 1 and 3 to the condensed consolidated financial statements.

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

The Company trades in a variety of derivatives and may either purchase or write protection on a single name or portfolio of referenced entities. The Company is an active market-maker in the credit derivatives markets. As a market-maker, the Company works to earn a bid-offer spread on client flow business and manage any residual credit or correlation risk on a portfolio basis. The Company also trades and takes credit risk in credit default swap form on a proprietary basis. Further, the Company uses credit derivatives to manage its exposure to residential and commercial mortgage loans and corporate lending exposures.

The Company actively monitors its counterparty credit risk related to credit derivatives. A majority of the Company’s counterparties are banks, broker-dealers, insurance, and other financial institutions and Monolines. Contracts with these counterparties do not include ratings-based termination events but do include counterparty rating downgrades, which may result in additional collateral being required by the Company. For further information on the Company’s exposure to Monolines, see “Certain Factors Affecting Results of Operations— Monoline Insurers” herein. The master agreements with these Monoline counterparties are generally unsecured, and the few ratings-based triggers (if any) generally provide the Company the ability to terminate only upon significant downgrade. As with all derivative contracts, the Company considers counterparty credit risk in the valuation of its positions and recognizes credit valuation adjustments as appropriate.

The following table summarizes the key characteristics of the Company’s credit derivative portfolio by counterparty at March 31, 2010. The fair values shown are before the application of any counterparty or cash collateral netting:

	At March 31, 2010
	Fair Values(1)		Notionals
	Receivable	Payable	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$105,920	$98,018	$2,098,133	$2,002,863
Insurance and other financial institutions	14,217	9,007	199,635	262,375
Monolines	4,839	—	22,816	—
Non-financial entities	178	38	2,239	2,358

Total	$125,154	$107,063	$2,322,823	$2,267,596

(1)	Amounts shown are presented before the application of any counterparty or cash collateral netting. The Company’s credit default swaps are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 16% of receivable fair values and 11% of payable fair values represent Level 3 amounts.

Country Exposure.    At March 31, 2010, primarily based on the domicile of the counterparty, approximately 6% of the Company’s credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivative contracts) was to emerging markets, and no one emerging market country accounted for more than 1% of the Company’s credit exposure.

The Company defines emerging markets to include generally all countries where the economic, legal and political systems are transitional and in the process of developing into more transparent and accountable systems that are consistent with advanced countries.

The following tables show the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by country at March 31, 2010:

Country	Corporate Lending Exposure(1)
United States	66%
United Kingdom	6
Germany	6
Other	22

Total	100%

(1) Credit exposure amounts are based on the domicile of the counterparty.

Country	OTC Derivative Products(1)(2)
United States	33%
Cayman Islands	14
United Kingdom	8
Italy	8
France	4
Germany	3
Jersey	3
Ireland	2
Canada	2
Other	23

Total	100%

(1)	Credit exposure amounts are based on the domicile of the counterparty.
(2)	Credit exposure amounts do not reflect the offsetting benefit of financial instruments that the Company utilizes to hedge credit exposure arising from OTC derivative products.

Industry Exposure.    The Company also monitors its credit exposure to individual industries for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivative contracts.

The following table shows the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by industry at March 31, 2010:

Industry	Corporate Lending Exposure
Utilities-related	14%
Consumer-related entities	9
Financial institutions	9
Media-related entities	8
Energy-related entities	7
Telecommunications	7
General industrials	7
Technology-related industries	6
Healthcare-related entities	6
Chemical-related industries	5
Other	22

Total	100%

Industry	OTC Derivative Products
Financial institutions	38%
Sovereign entities	20
Insurance	11
Utilities-related entities	9
Energy-related entities	4
Natural resources-related entities	3
Other	15

Total	100%

FINANCIAL DATA SUPPLEMENT (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended March 31, 2010
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(1):
U.S	$155,440	$975	2.5%
Non-U.S	102,951	168	0.7
Securities available for sale:
U.S	4,749	10	0.9
Loans:
U.S	6,818	65	3.9
Non-U.S	204	5	9.9
Interest bearing deposits with banks:
U.S	35,442	23	0.3
Non-U.S	19,924	18	0.4
Federal funds sold and securities purchased under agreements to resell and securities borrowed:
U.S	216,466	27	0.1
Non-U.S	101,001	123	0.5
Other:
U.S	28,065	334	4.8
Non-U.S	20,289	—	—

Total	691,349	$1,748	1.0%

Non-interest earning assets	144,445

Total assets	$835,794

Liabilities and Equity
Interest bearing liabilities:
Commercial paper and other short-term borrowings:
U.S	$1,677	3	0.7%
Non-U.S	744	—	—
Deposits:
U.S	63,358	172	1.1
Non-U.S	101	—	—
Long-term debt:
U.S	188,994	1,061	2.3
Non-U.S	4,317	3	0.3
Financial instruments sold, not yet purchased(1):
U.S	14,820	—	—
Non-U.S	64,986	—	—
Securities sold under agreements to repurchase and securities loaned:
U.S	150,018	146	0.4
Non-U.S	73,959	140	0.8
Other:
U.S	84,357	(120)	(0.6)
Non-U.S	35,362	(38)	(0.4)

Total	682,693	1,367	0.8

Non-interest bearing liabilities and equity	153,101

Total liabilities and equity	$835,794

Net interest income and net interest rate spread		$381	0.2%

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended March 31, 2009
	Average Balance(2)	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(1)	$175,625	$1,289	3.0%
Loans	6,443	88	5.5
Interest bearing deposits with banks	80,366	113	0.6
Federal funds sold and securities purchased under agreements to resell and securities borrowed	224,589	444	0.8
Other	36,735	311	3.4

Total	$523,758	$2,245	1.7%

Non-interest earning assets	162,185

Total assets	$685,943

Liabilities and Equity
Interest bearing liabilities:
Commercial paper and other short-term borrowings	$4,915	$37	3.1%
Deposits	55,503	150	1.1
Long-term debt	176,850	1,472	3.4
Financial instruments sold, not yet purchased(1)	53,144	—	—
Securities sold under agreements to repurchase and securities loaned	130,817	463	1.4
Other	118,046	187	0.6

Total	$539,275	$2,309	1.7%

Non-interest bearing liabilities and equity	146,668

Total liabilities and equity	$685,943

Net interest income and net interest rate spread		$(64)	—%

(1)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income.
(2)	The Company calculates its average balances based upon weekly amounts, except where weekly balances are unavailable, month-end balances are used.

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Rate/Volume Analysis

The following table sets forth an analysis of the effect on net interest income of volume and rate changes:

	Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009
	Increase (decrease) due to change in:		Net change
	Volume	Rate
	(in millions)
Interest earning assets
Financial instruments owned	$607	$(753)	$(146)
Securities available for sale	10	—	10
Loans	8	(26)	(18)
Interest bearing deposits with banks	(35)	(37)	(72)
Federal funds sold and securities purchased under agreements to resell and securities borrowed	184	(478)	(294)
Other	98	(75)	23

Change in interest income	$872	$(1,369)	$(497)

Interest bearing liabilities
Commercial paper and other short-term borrowings	$(19)	$(15)	$(34)
Deposits	22	—	22
Long-term debt	137	(545)	(408)
Securities sold under agreements to repurchase	330	(507)	(177)
Other	2	(347)	(345)

Change in interest expense	$472	$(1,414)	$(942)

Change in net interest income	$400	$45	$445

Part II—Other Information.

Item 1.	Legal Proceedings.

In addition to the matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K:

Residential Mortgage-Related Matters.

On March 17, 2010, the United States District Court for the Southern District of New York denied without prejudice the underwriter defendants’ motion to dismiss the complaint in the In re: Lehman Brothers Equity/Debt Securities Litigation matter and granted plaintiffs leave to file an amended complaint, which they filed on April 23, 2010.

Auction Rate Securities Matters.

On April 20, 2010, the Company’s Board of Directors resolved to reject, in its entirety, the demand made upon it by letter from plaintiffs’ counsel in In re Morgan Stanley & Co. Inc. Auction Rate Securities Derivative Litigation and thereafter advised plaintiffs’ counsel of same.

Executive Compensation-Related Matter.

On April 16, 2010, the defendants filed motions to dismiss the shareholder derivative complaint in Security Police and Fire Professionals of America Retirement Fund v. Mack, et al.

Item 1A.	Risk Factors.

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended March 31, 2010.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2010—January 31, 2010)

Share Repurchase Program (A)	—	—	—	$1,560
Employee Transactions (B)	8,214,737	$29.79	—	—

Month #2 (February 1, 2010—February 28, 2010)

Share Repurchase Program (A)	—	—	—	$1,560
Employee Transactions (B)	75,514	$27.72	—	—

Month #3 (March 1, 2010—March 31, 2010)

Share Repurchase Program (A)	—	—	—	$1,560
Employee Transactions (B)	517,289	$29.16	—	—

Total

Share Repurchase Program (A)	—	—	—	$1,560
Employee Transactions (B)	8,807,540	$29.74	—	—

(A)	On December 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $6 billion of the Company’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Company are subject to regulatory approval.
(B)	Includes: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee and director stock compensation plans) who exercised options; (2) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; and (3) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units. The Company’s employee and director stock compensation plans provide that the value of the shares withheld, delivered or attested shall be valued using the fair market value of the Company’s common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

Item 6.	Exhibits.

An exhibit index has been filed as part of this Report on Page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ RUTH PORAT
Ruth Porat Executive Vice President and Chief Financial Officer

By:	/s/ PAUL C. WIRTH
Paul C. Wirth Finance Director and Controller

Date: May 7, 2010

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended March 31, 2010

Exhibit No.	Description

10.1	Aircraft Time Sharing Agreement, dated as of January 1, 2010, by and between Corporate Services Support Corp. and James P. Gorman.

10.2	Agreement between Morgan Stanley and James P. Gorman, dated August 16, 2005, and amendment to agreement dated December 17, 2008 (filed hereto as a result of Mr. Gorman becoming a named executive officer pursuant to Item 402 of Regulation S-K).

10.3	Agreement between Morgan Stanley and Kenneth M. deRegt, dated February 14, 2008 (filed hereto as a result of Mr. deRegt becoming a named executive officer pursuant to Item 402 of Regulation S-K).

10.4	Form of Award Certificate for Discretionary Retention Awards of Stock Units.

10.5	Form of Award Certificate under the Morgan Stanley Compensation Incentive Plan.

10.6	Form of Award Certificate for Performance Stock Units.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated May 7, 2010, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition—March 31, 2010 and December 31, 2009, (ii) the Condensed Consolidated Statements of Income—Three Months Ended March 31, 2010 and 2009, (iii) the Condensed Consolidated Statements of Comprehensive Income—Three Months Ended March 31, 2010 and 2009, (iv) the Condensed Consolidated Statements of Cash Flows—Three Months Ended March 31, 2010 and 2009, (v) the Condensed Consolidated Statements of Changes in Total Equity—Three Months Ended March 31, 2010 and 2009, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

E-1