Form 10-Q/A
period 2010-03-31
MORGAN STANLEY
filed 2010-05-11
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A amends Morgan Stanley’s (the “Company”) Quarterly Report on Form 10-Q for the period ended March 31, 2010, as initially filed with the Securities and Exchange Commission on May 7, 2010 (the “Report”), and is being filed to include Part I, Item 4 in the Report, which had been inadvertently omitted.

This amendment does not reflect events after the filing of the original Report and does not modify or update disclosures as originally filed, except as required to reflect the additional information provided herein.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ Ruth Porat
Ruth Porat Executive Vice President and Chief Financial Officer

By:	/s/ Paul C. Wirth
Paul C. Wirth Finance Director and Controller
Date:    May 11, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.