Form 10-Q
period 2010-06-30
MORGAN STANLEY
filed 2010-08-09
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, there were 1,396,968,554 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2010

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

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

(unaudited)

	June 30, 2010	December 31, 2009
Assets
Cash and due from banks	$8,770	$6,988
Interest bearing deposits with banks	27,577	25,003
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	21,930	23,712
Financial instruments owned, at fair value (approximately $124 billion and $101 billion were pledged to various parties at June 30, 2010 and December 31, 2009, respectively):
U.S. government and agency securities	63,976	62,215
Other sovereign government obligations	29,403	25,445
Corporate and other debt ($4,010 at June 30, 2010 related to consolidated variable interest entities, generally not available to the Company)	86,546	90,454
Corporate equities	53,994	57,968
Derivative and other contracts	53,853	49,081
Investments ($1,167 at June 30, 2010 related to consolidated variable interest entities, generally not available to the Company)	9,164	9,286
Physical commodities	5,694	5,329

Total financial instruments owned, at fair value	302,630	299,778
Securities available for sale	19,367	—
Securities received as collateral, at fair value	14,781	13,656
Federal funds sold and securities purchased under agreements to resell	144,862	143,208
Securities borrowed	178,859	167,501
Receivables:
Customers	27,738	27,594
Brokers, dealers and clearing organizations	8,291	5,719
Fees, interest and other	10,454	11,164
Loans	7,764	7,259
Other investments	5,601	3,752
Premises, equipment and software costs (net of accumulated depreciation of $4,097 and $3,734 at June 30, 2010 and December 31, 2009, respectively) ($429 at June 30, 2010 related to consolidated variable interest entities, generally not available to the Company)	6,100	7,067
Goodwill	6,749	7,162
Intangible assets (net of accumulated amortization of $451 and $275 at June 30, 2010 and December 31, 2009, respectively) (includes $139 and $137 at fair value at June 30, 2010 and December 31, 2009, respectively)	4,924	5,054
Other assets ($95 at June 30, 2010 related to consolidated variable interest entities, generally not available to the Company)	13,059	16,845

Total assets	$809,456	$771,462

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(CONTINUED)

(dollars in millions, except share data)

(unaudited)

	June 30, 2010	December 31, 2009
Liabilities and Equity
Commercial paper and other short-term borrowings (includes $1,522 and $791 at fair value at June 30, 2010 and December 31, 2009, respectively)	$3,835	$2,378
Deposits (includes $4,487 and $4,967 at fair value at June 30, 2010 and December 31, 2009, respectively)	61,368	62,215
Financial instruments sold, not yet purchased, at fair value:
U.S. government and agency securities	21,100	20,503
Other sovereign government obligations	22,885	18,244
Corporate and other debt	8,957	7,826
Corporate equities	24,599	22,601
Derivative and other contracts	47,648	38,209

Total financial instruments sold, not yet purchased, at fair value	125,189	107,383
Obligation to return securities received as collateral, at fair value	14,781	13,656
Securities sold under agreements to repurchase	185,134	159,401
Securities loaned	26,524	26,246
Other secured financings (includes $7,493 and $8,102 at fair value at June 30, 2010 and December 31, 2009, respectively) ($2,816 at June 30, 2010 related to consolidated variable interest entities and are non-recourse to the Company)	7,735	8,102

Payables:
Customers	117,883	117,058
Brokers, dealers and clearing organizations	6,917	5,423
Interest and dividends	2,519	2,597
Other liabilities and accrued expenses	15,602	20,849
Long-term borrowings (includes $37,029 and $37,610 at fair value at June 30, 2010 and December 31, 2009, respectively)	182,810	193,374

	750,297	718,682

Commitments and contingencies
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	9,597	9,597
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at June 30, 2010 and December 31, 2009;
Shares issued: 1,487,850,163 at June 30, 2010 and December 31, 2009;
Shares outstanding: 1,397,007,417 at June 30, 2010 and 1,360,595,214 at December 31, 2009	15	15
Paid-in capital	7,649	8,619
Retained earnings	38,210	35,056
Employee stock trust	3,666	4,064
Accumulated other comprehensive loss	(354)	(560)
Common stock held in treasury, at cost, $0.01 par value; 90,842,746 shares at June 30, 2010 and 127,254,949 shares at December 31, 2009	(4,104)	(6,039)
Common stock issued to employee trust	(3,666)	(4,064)

Total Morgan Stanley shareholders’ equity	51,013	46,688
Non-controlling interests	8,146	6,092

Total equity	59,159	52,780

Total liabilities and equity	$809,456	$771,462

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Investment banking	$1,080	$1,266	$2,140	$2,139
Principal transactions:
Trading	3,346	1,732	7,097	3,087
Investments	(52)	(125)	317	(1,275)
Commissions	1,316	973	2,577	1,743
Asset management, distribution and administration fees	1,974	1,158	3,937	2,024
Other	134	390	427	637

Total non-interest revenues	7,798	5,394	16,495	8,355
Interest income	1,755	1,648	3,503	3,893
Interest expense	1,603	1,845	2,970	4,154

Net interest	152	(197)	533	(261)

Net revenues	7,950	5,197	17,028	8,094

Non-interest expenses:
Compensation and benefits	3,887	3,803	8,305	5,781
Occupancy and equipment	403	373	795	710
Brokerage, clearing and exchange fees	371	267	719	515
Information processing and communications	416	313	811	595
Marketing and business development	153	120	287	230
Professional services	497	384	892	687
Other	545	521	1,025	790

Total non-interest expenses	6,272	5,781	12,834	9,308

Income (loss) from continuing operations before income taxes	1,678	(584)	4,194	(1,214)
Provision for (benefit from) income taxes	217	(319)	653	(914)

Income (loss) from continuing operations	1,461	(265)	3,541	(300)
Discontinued operations:
Gain from discontinued operations	891	480	791	225
Provision for income taxes	368	182	337	82

Net income from discontinued operations	523	298	454	143

Net income (loss)	1,984	33	3,995	(157)
Net income (loss) applicable to non-controlling interests	24	(116)	259	(129)

Net income (loss) applicable to Morgan Stanley	$1,960	$149	$3,736	$(28)

Earnings (loss) applicable to Morgan Stanley common shareholders	$1,578	$(1,256)	$2,990	$(1,834)

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations	$1,437	$(138)	$3,282	$(155)
Net gain from discontinued operations	523	287	454	127

Net income (loss) applicable to Morgan Stanley	$1,960	$149	$3,736	$(28)

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$0.84	$(1.36)	$1.96	$(1.82)
Net gain from discontinued operations	0.36	0.26	0.31	0.11

Earnings (loss) per basic common share	$1.20	$(1.10)	$2.27	$(1.71)

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$0.80	$(1.36)	$1.82	$(1.82)
Net gain from discontinued operations	0.29	0.26	0.26	0.11

Earnings (loss) per diluted common share	$1.09	$(1.10)	$2.08	$(1.71)

Average common shares outstanding:
Basic	1,317,686,493	1,138,444,490	1,316,147,257	1,075,092,850

Diluted	1,748,208,948	1,138,444,490	1,687,528,753	1,075,092,850

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$1,984	$33	$3,995	$(157)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	23	118	37	58
Amortization of cash flow hedges(2)	2	5	5	8
Net unrealized gain on securities available for sale(3)	107	—	87	—
Pension and postretirement related adjustments(4)	105	4	109	9

Comprehensive income (loss)	$2,221	$160	$4,233	$(82)
Net income (loss) applicable to non-controlling interests	24	(116)	259	(129)
Other comprehensive (loss) income applicable to non-controlling interests	44	(3)	32	(3)

Comprehensive income applicable to Morgan Stanley	$2,153	$279	$3,942	$50

(1)	Amounts are net of (benefit from) provision for income taxes of $(19) million and $(241) million for the quarters ended June 30, 2010 and 2009, respectively, and $70 million and $(211) million for the six months ended June 30, 2010 and 2009, respectively.
(2)	Amounts are net of provision for income taxes of $2 million for the quarters ended June 30, 2010 and 2009, and $3 million and $4 million for the six months ended June 30, 2010 and 2009, respectively.
(3)	Amounts are net of provision for income taxes of $90 million for the quarter ended June 30, 2010 and $76 million for the six months ended June 30, 2010.
(4)	Amounts are net of provision for income taxes of $66 million and $4 million for the quarters ended June 30, 2010 and 2009, respectively, and $68 million and $8 million for the six months ended June 30, 2010 and 2009, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Six Months Ended June 30,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,995	$(157)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Compensation payable in common stock and options	671	627
Depreciation and amortization	1,191	363
Gain on business dispositions	(514)	(480)
Gain on repurchase of long-term debt	—	(487)
Insurance reimbursement	(88)	—
Loss on assets held for sale	951	—
Impairment charges and other-than-temporary impairment charges	27	408
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	1,782	2,396
Financial instruments owned, net of financial instruments sold, not yet purchased	7,242	(16,344)
Securities borrowed	(11,358)	(19,801)
Securities loaned	278	3,422
Receivables, loans and other assets	265	(2,462)
Payables and other liabilities	858	(9,586)
Federal funds sold and securities purchased under agreements to resell	(1,654)	910
Securities sold under agreements to repurchase	25,733	(278)

Net cash provided by (used for) operating activities	29,379	(41,469)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Premises, equipment and software costs	(436)	(1,879)
Business acquisitions, net of cash acquired	(1,028)	(1,860)
Business dispositions, net of cash disposed	800	565
MUFG transaction	283	—
Purchases of securities available for sale	(19,233)	—

Net cash used for investing activities	(19,614)	(3,174)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Short-term borrowings	1,457	(7,072)
Derivatives financing activities	(64)	(71)
Other secured financings	(367)	(2,391)
Deposits	(847)	11,027
Excess tax benefits associated with stock-based awards	3	11
Net proceeds from:
Morgan Stanley public offerings of common stock	—	6,212
Issuance of common stock	2	29
Issuance of long-term borrowings	13,757	28,805
Payments for:
Long-term borrowings	(17,570)	(24,675)
Redemption of Series D Preferred stock	—	(10,000)
Repurchases of common stock for employee tax withholding	(275)	(19)
Cash dividends	(582)	(1,078)

Net cash (used for) provided by financing activities	(4,486)	778

Effect of exchange rate changes on cash and cash equivalents	(923)	201

Net increase (decrease) in cash and cash equivalents	4,356	(43,664)
Cash and cash equivalents, at beginning of period	31,991	78,670

Cash and cash equivalents, at end of period	$36,347	$35,006

Cash and cash equivalents include:
Cash and due from banks	$8,770	$9,184
Interest bearing deposits with banks	27,577	25,822

Cash and cash equivalents, at end of period	$36,347	$35,006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $3,302 million and $4,631 million for the six months ended June 30, 2010 and 2009, respectively.

Cash payments for income taxes were $236 million and $182 million for the six months ended June 30, 2010 and 2009, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

Six Months Ended June 30, 2010

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2009	$9,597	$15	$8,619	$35,056	$4,064	$(560)	$(6,039)	$(4,064)	$6,092	$52,780
Net income	—	—	—	3,736	—	—	—	—	259	3,995
Dividends	—	—	—	(582)	—	—	—	—	—	(582)
Shares issued under employee plans and related tax effects	—	—	(1,687)	—	(398)	—	2,210	398	—	523
Repurchases of common stock	—	—	—	—	—	—	(275)	—	—	(275)
Net change in cash flow hedges	—	—	—	—	—	5	—	—	—	5
Pension and postretirement adjustments	—	—	—	—	—	109	—	—	—	109
Foreign currency translation adjustments	—	—	—	—	—	5	—	—	32	37
Gain on MUFG transaction	—	—	717	—	—	—	—	—	—	717
Change in net unrealized gain (loss) on securities available for sale	—	—	—	—	—	87	—	—	—	87
Increases in non-controlling interest related to MUFG transaction	—	—	—	—	—	—	—	—	1,130	1,130
Increases for issuances of shares by a subsidiary of the Company	—	—	—	—	—	—	—	—	51	51
Increases for the sale of a subsidiary’s shares by the Company	—	—	—	—	—	—	—	—	62	62
Increase in non-controlling interests related to the consolidation of certain real estate partnerships sponsored by the Company	—	—	—	—	—	—	—	—	468	468
Decrease in non-controlling interests related to dividends of non-controlling interests	—	—	—	—	—	—	—	—	(14)	(14)
Other increases in non-controlling interests	—	—	—	—	—	—	—	—	66	66

BALANCE AT JUNE 30, 2010	$9,597	$15	$7,649	$38,210	$3,666	$(354)	$(4,104)	$(3,666)	$8,146	$59,159

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY—(Continued)

Six Months Ended June 30, 2009

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- controlling Interest	Total Equity
BALANCE AT DECEMBER 31, 2008	$19,168	$12	$459	$36,154	$4,312	$(420)	$(6,620)	$(4,312)	$703	$49,456
Net income (loss)	—	—	—	(28)	—	—	—	—	(129)	(157)
Dividends	—	—	—	(747)	—	—	—	—	(11)	(758)
Shares issued under employee plans and related tax effects	—	—	130	—	(149)	—	496	149	—	626
Repurchases of common stock	—	—	—	—	—	—	(19)	—	—	(19)
Morgan Stanley public offerings of common stock	—	3	6,209	—	—	—	—	—	—	6,212
Preferred stock extinguished and exchanged for common stock	(503)	—	705	(202)	—	—	—	—	—	—
Repurchase of Series D preferred stock	(9,068)	—	—	(932)	—	—	—	—	—	(10,000)
Gain on MSSB transaction	—	—	1,711	—	—	—	—	—	—	1,711
Net change in cash flow hedges	—	—	—	—	—	8	—	—	—	8
Pension and other postretirement adjustments.	—	—	—	—	—	9	—	—	—	9
Foreign currency translation adjustments	—	—	—	—	—	61	—	—	(3)	58
Increases in non-controlling interests related to MSSB transaction	—	—	—	—	—	—	—	—	4,533	4,533
Decreases in non-controlling interests related to disposition of a subsidiary	—	—	—	—	—	—	—	—	(229)	(229)
Other increases in non-controlling interests	—	—	—	—	—	—	—	—	13	13

BALANCE AT JUNE 30, 2009	$9,597	$15	$9,214	$34,245	$4,163	$(342)	$(6,143)	$(4,163)	$4,877	$51,463

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Introduction and Basis of Presentation.

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

Discontinued Operations.

Retail Asset Management Business.    On June 1, 2010, the Company completed the sale of substantially all of its retail asset management business (“Retail Asset Management”), including Van Kampen Investments, Inc., to Invesco Ltd. (“Invesco”). Further to a revised definitive agreement dated May 28, 2010, the Company received $800 million in cash and approximately 30.9 million shares of Invesco stock upon sale, resulting in a cumulative after-tax gain of $673 million, of which $514 million was recorded in the quarter ended June 30, 2010. The remaining gain of $159 million, representing tax basis benefits, was recorded primarily in the quarter ended December 31, 2009. The results of Retail Asset Management are reported as discontinued operations within the Asset Management business segment for all periods presented.

The Company recorded the 30.9 million shares, representing approximately a 7% non-controlling interest in Invesco, as securities available for sale (see Note 5 for further information.)

Revel Entertainment Group, LLC.    On March 31, 2010, the Board of Directors authorized a plan of disposal by sale for Revel Entertainment Group, LLC (“Revel”), a development stage enterprise and subsidiary of the Company that is primarily associated with a development property in Atlantic City, New Jersey. Total assets of Revel included in the Company’s condensed consolidated statement of financial condition at June 30, 2010 approximated $240 million. The results of Revel are reported as discontinued operations for all periods presented within the Institutional Securities business segment. The six months ended June 30, 2010 includes a loss of approximately $951 million in connection with such planned disposition.

MSCI Inc.    In May 2009, the Company divested all of its remaining ownership interest in MSCI Inc. (“MSCI”). The results of MSCI are reported as discontinued operations through the date of sale within the Institutional Securities business segment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Crescent.    Discontinued operations for the three and six months ended June 30, 2009 included operating results related to Crescent Real Estate Equities Limited Partnership (“Crescent”), a former real estate subsidiary of the Company. The Company completed the disposition of Crescent in the fourth quarter of 2009, whereby the Company transferred its ownership interest in Crescent to Crescent’s primary creditor in exchange for full release of liability on the related loans. The results of Crescent are reported as discontinued operations within the Asset Management business segment.

Discover.    On June 30, 2007, the Company completed the spin-off of its business segment Discover Financial Services (“DFS”) to its shareholders. On February 11, 2010, DFS paid the Company $775 million in complete satisfaction of its obligations to the Company regarding the sharing of proceeds from the lawsuit against Visa and MasterCard. The payment was recorded as a gain in discontinued operations for the six months ended June 30, 2010.

See Note 20 for additional information on discontinued operations.

Basis of Financial Information.    The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, the valuation of goodwill, compensation, the outcome of litigation and tax matters and other matters that affect the condensed consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of the condensed consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

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

Consolidation.    The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest, including certain variable interest entities (“VIEs”) (see Note 7). The Company adopted accounting guidance for non-controlling interests on January 1, 2009. Accordingly, for consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as non-controlling interests. The portion of net income attributable to non-controlling interests for such subsidiaries is presented as Net income (loss) applicable to non-controlling interests on the condensed consolidated statements of income, and the portion of the shareholders’ equity of such subsidiaries is presented as Non-controlling interests in the condensed consolidated statements of financial condition and condensed consolidated statements of changes in total equity.

For entities where (1) the total equity investment at risk is sufficient to enable the entity to finance its activities without additional support and (2) the equity holders bear the economic residual risks and returns of the entity and have the power to direct the activities of the entity that most significantly affect its economic performance, the Company consolidates those entities it controls either through a majority voting interest or otherwise. For

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entities that do not meet these criteria, commonly known as VIEs, the Company consolidates those entities where the Company has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, except for certain VIEs that are money market funds, investment companies or are entities qualifying for accounting purposes as investment companies. Generally the Company consolidates those entities when it absorbs a majority of the expected losses or a majority of the expected residual returns, or both, of the entities.

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

The Company’s significant regulated U.S. and international subsidiaries include Morgan Stanley & Co. Incorporated (“MS&Co.”), Morgan Stanley Smith Barney LLC, Morgan Stanley & Co. International plc (“MSIP”), Morgan Stanley MUFG Securities, Co., Ltd. (“MSMS”), Morgan Stanley Bank, N.A. and Morgan Stanley Investment Advisors Inc.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees are recognized over the relevant contract period. Sales commissions paid by the Company in connection with the sale of certain classes of shares of its open-end mutual fund products are accounted for as deferred commission assets. The Company periodically tests the deferred commission assets for recoverability based on cash flows expected to be received in future periods. In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account/fund performance to date versus the performance benchmark stated in the investment management agreement. Performance-based fees are recorded within Principal transactions—investments or Asset management, distribution and administration fees depending on the nature of the arrangement. The amount of performance-based fee revenue at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $140 million at June 30, 2010 and approximately $122 million at December 31, 2009.

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

Financial Instruments Measured at Fair Value.    All of the instruments within Financial instruments owned and Financial instruments sold, not yet purchased, are measured at fair value, either through the fair value option election (discussed below) or as required by other accounting guidance. These financial instruments primarily represent the Company’s trading and investment activities and include both cash and derivative products. In addition, certain debt and equity securities classified as Securities available for sale are measured at fair value in accordance with accounting guidance for certain investments in debt and equity securities. Furthermore, Securities received as collateral and Obligation to return securities received as collateral are measured at fair value as required by other accounting guidance. Additionally, certain Commercial paper and other short-term borrowings (primarily structured notes), certain Deposits, Other secured financings and certain Long-term borrowings (primarily structured notes and certain junior subordinated debentures) are measured at fair value through the fair value option election.

Gains and losses on all of these instruments carried at fair value are reflected in Principal transactions—Trading revenues, Principal transactions—Investment revenues or Investment banking revenues in the condensed consolidated statements of income, except for Securities available for sale (see “Securities Available for Sale” section herein and Note 5) and derivatives accounted for as hedges (see “Hedge Accounting” section herein and Note 10). Interest income and expense are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

component of the instruments’ fair value, interest is included within Principal transactions—Trading or Principal transactions—Investments. Otherwise, it is included within Interest income or Interest expense. Dividend income is recorded in Principal transactions—Trading or Principal transactions—Investments depending on the business activity. The fair value of over-the-counter (“OTC”) financial instruments, including derivative contracts related to financial instruments and commodities, is presented in the accompanying condensed consolidated statements of financial condition on a net-by-counterparty basis, when appropriate. Additionally, the Company nets fair value of cash collateral paid or received against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement.

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

Hedge Accounting.

The Company applies hedge accounting using various derivative financial instruments and non-U.S. dollar-denominated debt to hedge interest rate and foreign exchange risk arising from assets and liabilities not held at fair value as part of asset/liability and currency management. These derivative financial instruments are included within Financial instruments owned—Derivative and other contracts or Financial instruments sold, not yet purchased—Derivative and other contracts in the condensed consolidated statements of financial condition.

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

Condensed Consolidated Statements of Cash Flows.

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks, which are highly liquid investments with original maturities of three months or less and readily convertible to known amounts of cash. The Company’s significant non-cash activities include assets acquired of approximately $0.4 billion and assumed liabilities of approximately $0.1 billion in connection with a business acquisition and approximately $0.6 billion of equity securities received in connection with the sale of Retail Asset Management, in the six months ended June 30, 2010. The Company’s significant non-cash activities include assets acquired of $10.5 billion and assumed liabilities of $3.2 billion, in connection with business acquisitions in the six months ended June 30, 2009.

Repurchase and Securities Lending Transactions.

Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings. Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”) are carried on the condensed consolidated statements of financial condition at the amounts at which the securities will be subsequently sold or repurchased, plus accrued interest. Where appropriate, transactions with the same counterparty are reported on a net basis. Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securitization Activities.

The Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, U.S. agency collateralized mortgage obligations and other types of financial assets (see Note 7). Such transfers of financial assets are generally accounted for as sales when the Company has relinquished control over the transferred assets and does not consolidate the transferee. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer (generally at fair value) and the sum of the proceeds and the fair value of the retained interests at the date of sale. Transfers that are not accounted for as sales are treated as secured financings (“failed sales”).

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

Due to the ability to redeem the junior subordinated debentures underlying the Equity Units as described in Note 21, the Equity Units are included in the diluted EPS calculation using the more dilutive of the two-class method or if-converted method for the quarter ended June 30, 2010. The same methodology will be used prospectively through the remaining life of the Equity Units.

Under current accounting guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method described above. Share-based payment awards that pay dividend equivalents subject to vesting are not deemed participating securities and are included in diluted shares outstanding (if dilutive) under the treasury stock method.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Employee Loans.

At June 30, 2010 and December 31, 2009, the Company had $5.8 billion and $3.5 billion, respectively, of loans outstanding primarily to certain MSSB employees that are included in Receivables—Fees, interest and other on the condensed consolidated statements of financial condition. These loans are full-recourse, require periodic payments and have repayment terms ranging from 4 to 12 years.

Securities Available for Sale (“AFS”).

During the quarter ended March 31, 2010, the Company established a portfolio of debt securities that are classified as securities available for sale. During the quarter ended June 30, 2010, the Company classified certain marketable equity securities received in connection with the Company’s sale of Retail Asset Management as AFS securities (see Note 1). AFS securities are reported at fair value in the condensed consolidated statement of financial condition with unrealized gains and losses reported in Accumulated other comprehensive income (loss), net of tax. Interest and dividend income, including amortization of premiums and accretion of discounts, is included in Interest income in the condensed consolidated statement of income. Realized gains and losses on AFS securities are reported in earnings (see Note 5). The Company utilizes the “first-in, first-out” method as the basis for determining the cost of AFS securities.

Other-than-temporary impairment.    AFS securities in unrealized loss positions resulting from the current fair value of a security being less than amortized cost, are analyzed as part of the Company’s ongoing assessment of other-than-temporary impairment (“OTTI”).

For AFS debt securities, the Company incurs a loss in the condensed consolidated statement of income for the OTTI if the Company has the intent to sell the security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis as of the reporting date. For those debt securities the Company does not expect to sell or expect to be required to sell, the Company must evaluate whether it expects to recover the entire amortized cost basis of the debt security. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. Unrealized losses relating to factors other than credit are recorded in Accumulated other comprehensive income (loss), net of tax.

For AFS equity securities, the Company considers various factors including the intent and ability to hold the equity security for a period of time sufficient for recovery to amortized cost in evaluating whether an OTTI exists. When the Company lacks that intent and ability, the equity security is considered other-than-temporarily impaired and the security will be written down to fair value, with the full difference between fair value and amortized cost recognized in earnings.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The accounting guidance also amended the accounting for consolidation and changed how a reporting entity determines when a VIE that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate a VIE is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. In February 2010, the FASB finalized a deferral of these accounting changes, effective January 1, 2010, for certain interests in money market funds, investment companies or in entities qualifying for accounting purposes as investment companies (the “Deferral”). The Company will continue to analyze consolidation under other existing authoritative guidance for entities subject to the Deferral. The adoption of the accounting guidance on January 1, 2010 did not have a material impact on the Company’s condensed consolidated statement of financial condition.

3.	Morgan Stanley Smith Barney Holdings LLC.

Smith Barney.    On May 31, 2009, the Company and Citigroup Inc. (“Citi”) consummated the combination of the Company’s Global Wealth Management Group and the businesses of Citi’s Smith Barney in the U.S., Quilter Holdings Ltd in the U.K., and Smith Barney Australia (“Smith Barney”). In addition to the Company’s contribution of respective businesses to MSSB, the Company paid Citi $2,755 million in cash. The combined businesses operate as Morgan Stanley Smith Barney. Pursuant to the terms of the amended contribution agreement, dated at May 29, 2009, certain businesses of Smith Barney and Morgan Stanley will be contributed to MSSB subsequent to May 31, 2009 (the “delayed contribution businesses”). Morgan Stanley and Citi will each own their delayed contribution businesses until they are transferred to MSSB and gains and losses from such businesses will be allocated to the Company’s and Citi’s respective share of MSSB’s gains and losses. The Company owns 51% and Citi owns 49% of MSSB.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma condensed combined financial information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the closing of MSSB and Citi Managed Futures had been completed on January 1, 2009 (dollars in millions, except share data).

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(unaudited)
Net revenues	$6,317	$10,900
Total non-interest expenses	6,641	11,758

Loss from continuing operations before income taxes	(324)	(858)
Benefit from income taxes	(267)	(847)

Loss from continuing operations	(57)	(11)
Discontinued operations:
Gain from discontinued operations	480	225
Provision for income taxes	182	82

Gain on discontinued operations	298	143

Net income	$241	$132
Net income applicable to non-controlling interests	11	45

Net income applicable to Morgan Stanley	$230	$87

Loss applicable to Morgan Stanley common shareholders	$(1,175)	$(1,719)

(Loss) earnings per basic common share:
Loss from continuing operations	$(1.29)	$(1.71)
Gain on discontinued operations	0.26	0.11

Loss per basic common share	$(1.03)	$(1.60)

(Loss) earnings per diluted common share:
Loss from continuing operations	$(1.29)	$(1.71)
Gain on discontinued operations	0.26	0.11

Loss per diluted common share	$(1.03)	$(1.60)

The unaudited pro forma condensed combined financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company had the closing of Smith Barney and Citi Managed Futures been completed on January 1, 2009, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma combined financial information for the quarter and six months ended June 30, 2009 were pro forma adjustments to reflect the results of operations of Smith Barney and Citi Managed Futures as well as the impact of amortizing certain purchase accounting adjustments such as amortizable intangible assets. The pro forma condensed financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of market conditions, expense efficiencies or other factors.

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

•

U.S. Agency Securities.    U.S. agency securities are comprised of two main categories consisting of agency issued debt and mortgage pass-throughs. Non-callable agency issued debt securities are generally valued using quoted market prices. Callable agency issued debt securities are valued by benchmarking model-derived prices to quoted market prices and trade data for identical or comparable securities. Mortgage pass-throughs include mortgage pass-throughs and forward settling mortgage pools. The fair value of mortgage pass-throughs is model driven based on spreads of the comparable To-be-announced (“TBA”) security. Actively traded non-callable agency issued debt securities are categorized in Level 1 of the fair value hierarchy. Callable agency issued debt securities and mortgage pass-throughs are generally categorized in Level 2 of the fair value hierarchy.

Other Sovereign Government Obligations

•

Foreign sovereign government obligations are valued using quoted prices in active markets when available. To the extent quoted prices are not available, fair value is determined based on a valuation model that has as inputs interest rate yield curves, cross-currency basis index spreads, and country credit spreads for structures similar to the bond in terms of issuer, maturity and seniority. These bonds are generally categorized in Level 1 or Level 2 of the fair value hierarchy.

Corporate and Other Debt

•

State and Municipal Securities.    The fair value of state and municipal securities is estimated using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rates, bond or credit default swap spreads and volatility. These bonds are generally categorized in Level 2 of the fair value hierarchy.

•

Residential Mortgage-Backed Securities (“RMBS”), Commercial Mortgage-Backed Securities (“CMBS”), and other Asset-Backed Securities (“ABS”).    RMBS, CMBS and other ABS may be valued based on price or spread data obtained from observed transactions or independent external parties such as vendors or brokers. When position-specific external price data are not observable, the fair value determination may require benchmarking to similar instruments and/or analyzing expected credit losses, default and recovery rates. In evaluating the fair value of each security, the Company considers security collateral-specific attributes including payment priority, credit enhancement levels, type of collateral, delinquency rates and loss severity among other factors. In addition for RMBS borrowers, FICO scores and the level of documentation for the loan are also considered. Market standard models, such as Intex, Trepp or others, may be deployed to model the specific collateral compositions and cash flow structure of each deal. Key inputs to these models are market spreads, forecasted credit losses, default and

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prepayments rates for each asset category. Valuation levels of RMBS and CMBS indices are also used as an additional data point for benchmarking purposes or to price outright index positions.

RMBS, CMBS and other ABS are categorized in Level 3 if external prices or significant spread inputs are unobservable or if the comparability assessment involves significant subjectivity related to property type differences, cash flows, performance and other inputs; otherwise, they are categorized in Level 2 of the fair value hierarchy.

•

Corporate Bonds.    The fair value of corporate bonds is estimated using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads obtained from independent external parties such as vendors and brokers adjusted for any basis difference between cash and derivative instruments. The spread data used are for the same maturity as the bond. If the spread data do not reference the issuer, then data that reference a comparable issuer are used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name credit default swap spreads and recovery rates as significant inputs. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy; in instances where prices, spreads or any of the other aforementioned key inputs are unobservable, they are categorized in Level 3 of the fair value hierarchy.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reset through periodic auctions. SLARS are ABS backed by pools of student loans. MARS are municipal bonds often wrapped by municipal bond insurance. ARS were historically traded and valued as floating rate notes, priced at par due to the auction mechanism. Beginning in fiscal 2008, uncertainties in the credit markets have resulted in auctions failing for certain types of ARS. Once the auctions failed, ARS could no longer be valued using observations of auction market prices. Accordingly, the fair value of ARS is determined using independent external market data where available and an internally developed methodology to discount for the lack of liquidity and non-performance risk.

Inputs that impact the valuation of SLARS are independent external market data, the underlying collateral types, level of seniority in the capital structure, amount of leverage in each structure, credit rating and liquidity considerations. Inputs that impact the valuation of MARS are independent external market data when available, the maximum rate, quality of underlying issuers/insurers and evidence of issuer calls. MARS are generally categorized in Level 2 as the valuation technique relies on observable external data. The majority of SLARS are generally categorized in Level 2 of the fair value hierarchy.

Corporate Equities.

•

Exchange-Traded Equity Securities.    Exchange-traded equity securities are generally valued based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized in Level 1 of the fair value hierarchy; otherwise, they are categorized in Level 2 or Level 3.

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

Other derivative products, including complex products that have become illiquid, require more judgment in the implementation of the valuation technique applied due to the complexity of the valuation assumptions and the reduced observability of inputs. This includes derivative interests in certain mortgage-related CDO securities, certain types of ABS credit default swaps, basket credit default swaps, and CDO-squared positions (a CDO-squared position is a special purpose vehicle that issues interests, or

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tranches, that are backed by tranches issued by other CDOs) where direct trading activity or quotes are unobservable. These instruments involve significant unobservable inputs and are categorized in Level 3 of the fair value hierarchy.

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

For basket credit default swaps and CDO-squared positions, the correlation input between reference credits is unobservable for each specific swap or position and is benchmarked to standardized proxy baskets for which correlation data are available. The other model inputs such as credit spread, interest rates and recovery rates are observable. In instances where the correlation input is deemed to be significant, these instruments are categorized in Level 3 of the fair value hierarchy.

The Company trades various derivative structures with commodity underlyings. Depending on the type of structure, the model inputs generally include interest rate yield curves, commodity underlier price curves, implied volatility of the underlying commodities and, in some cases, the implied correlation between these inputs. The fair value of these products is estimated using executed trades and broker and consensus data to provide values for the aforementioned inputs. Where these inputs are unobservable, relationships to observable commodities and data points, based on historic and/or implied observations, are employed as a technique to estimate the model input values. Commodity derivatives are generally categorized in Level 2 of the fair value hierarchy; in instances where significant inputs are unobservable, they are categorized in Level 3 of the fair value hierarchy.

For further information on derivative instruments and hedging activities, see Note 10.

Investments.

•

The Company’s investments include investments in private equity funds, real estate funds, hedge funds and direct equity investments. Direct equity investments are presented in the fair value hierarchy table as Principal investments and Other. Initially, the transaction price is generally considered by the Company as the exit price and is the Company’s best estimate of fair value.

After initial recognition, in determining the fair value of internally and externally managed funds, the Company considers the net asset value of the fund provided by the fund manager to be the best estimate of fair value. For non-exchange traded investments either held directly or held within internally managed funds, fair value after initial recognition is based on an assessment of each underlying investment, considering rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable company transactions, trading multiples and changes in market outlook, among other factors. Exchange-traded direct equity investments are generally valued based on quoted prices from the exchange.

Exchange-traded direct equity investments that are actively traded are categorized in Level 1 of the fair value hierarchy. Non-exchange traded direct equity investments and investments in private equity and real estate funds are generally categorized in Level 3 of the fair value hierarchy. Investments in hedge funds that are redeemable at the measurement date or in the near future are categorized in Level 2 of the fair value hierarchy; otherwise they are categorized in Level 3.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Physical Commodities.

•

The Company trades various physical commodities, including crude oil and refined products, natural gas, base and precious metals and agricultural products. Fair value for physical commodities is determined using observable inputs, including broker quotations and published indices. Physical commodities are categorized in Level 2 of the fair value hierarchy.

Securities Available for Sale.

•

Securities available for sale primarily include U.S. government and agency securities and equity securites. The U.S. government and agency securities and equity securities are valued using quoted prices in active markets and, accordingly, are categorized in Level 1 of the fair value hierarchy. For further information on securities available for sale, see Note 5.

Commercial Paper and Other Short-term Borrowings/Long-Term Borrowings.

•

Structured Notes.    The Company issues structured notes that have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities. Fair value of structured notes is estimated using valuation models for the derivative and debt portions of the notes. These models incorporate observable inputs referencing identical or comparable securities, including prices that the notes are linked to, interest rate yield curves, option volatility, and currency, commodity or equity rates. Independent, external and traded prices for the notes are also considered. The impact of the Company’s own credit spreads is also included based on the Company’s observed secondary bond market spreads. Most structured notes are categorized in Level 2 of the fair value hierarchy.

Deposits.

•	Time Deposits. The fair value of certificates of deposit is estimated using third-party quotations. These deposits are generally categorized in Level 2 of the fair value hierarchy.

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009. See Note 2 for a discussion of the Company’s policies regarding this fair value hierarchy.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at June 30, 2010
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities:
U.S. Treasury securities	$17,580	$—	$—	$—	$17,580
U.S. agency securities	12,750	33,645	1	—	46,396

Total U.S. government and agency securities	30,330	33,645	1	—	63,976
Other sovereign government obligations	22,995	6,335	73	—	29,403
Corporate and other debt:
State and municipal securities	—	3,030	221	—	3,251
Residential mortgage-backed securities	—	3,505	476	—	3,981
Commercial mortgage-backed securities	—	2,534	613	—	3,147
Asset-backed securities	—	2,590	101	—	2,691
Corporate bonds	—	38,759	1,344	—	40,103
Collateralized debt obligations	—	2,334	1,513	—	3,847
Loans and lending commitments	—	13,047	12,747	—	25,794
Other debt	—	1,922	1,810	—	3,732

Total corporate and other debt	—	67,721	18,825	—	86,546
Corporate equities(1)	49,271	4,377	346		53,994
Derivatives and other contracts:
Interest rate contracts	3,102	749,564	1,147	—	753,813
Credit contracts	—	114,826	22,710	—	137,536
Foreign exchange contracts	1	60,459	458	—	60,918
Equity contracts	3,926	39,960	1,094	—	44,980
Commodity contracts	7,135	56,101	1,431	—	64,667
Other	—	104	185	—	289
Netting(2)	(11,564)	(906,486)	(13,033)	(77,267)	(1,008,350)

Total derivatives and other contracts	2,600	114,528	13,992	(77,267)	53,853
Investments(3):
Private equity funds	—	—	1,839	—	1,839
Real estate funds	—	10	1,643	—	1,653
Hedge funds	—	894	910	—	1,804
Principal investments	421	5	2,575	—	3,001
Other	353	70	444	—	867

Total investments	774	979	7,411	—	9,164
Physical commodities	—	5,694	—	—	5,694

Total financial instruments owned	105,970	233,279	40,648	(77,267)	302,630
Securities available for sale:
Debt securities:
U.S. government and agency securities	18,847	—	—	—	18,847
Equity securities(4)	520	—	—	—	520

Total securities available for sale	19,367	—	—	—	19,367
Securities received as collateral	14,023	758	—	—	14,781
Intangible assets(5)	—	—	139	—	139

Liabilities
Commercial paper and other short-term borrowings	$—	$1,515	$7	$—	$1,522
Deposits	—	4,473	14	—	4,487
Financial instruments sold, not yet purchased:
U.S. government and agency securities:
U.S. Treasury securities	17,987	—	—	—	17,987
U.S. agency securities	3,076	37	—	—	3,113

Total U.S. government and agency securities	21,063	37	—	—	21,100
Other sovereign government obligations	20,149	2,736	—	—	22,885

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at June 30, 2010
	(dollars in millions)
Corporate and other debt:
State and municipal securities	—	9	—	—	9
Residential mortgage-backed securities	—	—	2	—	2
Commercial mortgage-backed securities	—	1	—	—	1
Asset-backed securities	—	31	—	—	31
Corporate bonds	—	6,824	80	—	6,904
Unfunded lending commitments	—	493	335	—	828
Other debt	—	961	221	—	1,182

Total corporate and other debt	—	8,319	638	—	8,957
Corporate equities(1)	23,042	1,552	5		24,599
Derivatives and other contracts:
Interest rate contracts	3,374	721,837	631	—	725,842
Credit contracts	—	105,257	14,609	—	119,866
Foreign exchange contracts	4	64,547	387	—	64,938
Equity contracts	3,977	43,574	2,092	—	49,643
Commodity contracts	7,850	55,109	1,417	—	64,376
Other	—	441	1,224	—	1,665
Netting(2)	(11,564)	(906,486)	(13,033)	(47,599)	(978,682)

Total derivative and other contracts	3,641	84,279	7,327	(47,599)	47,648

Total financial instruments sold, not yet purchased	67,895	96,923	7,970	(47,599)	125,189
Obligation to return securities received as collateral	14,023	758	—	—	14,781
Other secured financings	1,516	4,067	1,910	—	7,493
Long-term borrowings	—	30,520	6,509	—	37,029

(1)	The Company holds or sells short for trading purposes, equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 10.
(3)	In June 2010, the Company voluntarily contributed $25 million to certain other investments in funds that it manages in connection with upcoming rule changes regarding net asset value disclosures for money market funds. Based on current liquidity and fund performance, the Company does not expect to provide additional voluntary support to non-consolidated funds that it manages.
(4)	In connection with the Company’s sale of Retail Asset Management to Invesco, the Company received equity securities of Invesco. For further information regarding these securities available for sale, see Note 5.
(5)	Amount represents mortgage servicing rights (“MSRs”) accounted for at fair value. See Note 7 for further information on MSRs.

Transfers Between Level 1 and Level 2 During the Quarter Ended June 30, 2010.

Financial instruments owned—Derivative and other contracts and Financial instruments sold, not yet purchased—Derivative and other contracts.    During the quarter ended June 30, 2010, the Company reclassified approximately $1.5 billion of derivative assets and approximately $1.5 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on quoted prices from the exchange.

Financial instruments owned—Corporate equities.    During the quarter ended June 30, 2010, the Company reclassified approximately $0.5 billion of certain Corporate equities from Level 2 to Level 1 as transactions in these securities occurred with sufficient frequency and volume to constitute an active market. During the quarter ended June 30, 2010, the Company reclassified approximately $1.0 billion of certain Corporate equities from Level 1 to Level 2 as transactions in these securities did not occur with sufficient frequency and volume to constitute an active market.

Transfers Between Level 1 and Level 2 During the Six Months Ended June 30, 2010.

Financial instruments owned—Derivative and other contracts and Financial instruments sold, not yet purchased—Derivative and other contracts.    During the six months ended June 30, 2010, the Company reclassified approximately $1.8 billion of derivative assets and approximately $1.9 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on quoted prices from the exchange.

Financial instruments owned—Corporate equities.    During the six months ended June 30, 2010, the Company reclassified approximately $1.1 billion of certain Corporate equities from Level 2 to Level 1 as transactions in these securities occurred with sufficient frequency and volume to constitute an active market.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2009

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2009
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities:
U.S. Treasury securities	$15,394	$—	$—	$—	$15,394
U.S. agency securities	19,670	27,115	36	—	46,821

Total U.S. government and agency securities	35,064	27,115	36	—	62,215
Other sovereign government obligations	21,080	4,362	3	—	25,445

Corporate and other debt:
State and municipal securities	—	3,234	713	—	3,947
Residential mortgage-backed securities	—	4,285	818	—	5,103
Commercial mortgage-backed securities	—	2,930	1,573	—	4,503
Asset-backed securities	—	4,797	591	—	5,388
Corporate bonds	—	37,363	1,038	—	38,401
Collateralized debt obligations	—	1,539	1,553	—	3,092
Loans and lending commitments	—	13,759	12,506	—	26,265
Other debt	—	2,093	1,662	—	3,755

Total corporate and other debt	—	70,000	20,454	—	90,454
Corporate equities(1)	49,732	7,700	536	—	57,968
Derivatives and other contracts(2)	2,310	102,466	14,549	(70,244)	49,081
Investments	743	930	7,613	—	9,286
Physical commodities	—	5,329	—	—	5,329

Total financial instruments owned	108,929	217,902	43,191	(70,244)	299,778
Securities received as collateral	12,778	855	23	—	13,656
Intangible assets(3)	—	—	137	—	137

Liabilities
Commercial paper and other short-term borrowings	$—	$791	$—	$—	$791
Deposits	—	4,943	24	—	4,967
Financial instruments sold, not yet purchased:
U.S. government and agency securities:
U.S. Treasury securities	17,907	1	—	—	17,908
U.S. agency securities	2,573	22	—	—	2,595

Total U.S. government and agency securities	20,480	23	—	—	20,503
Other sovereign government obligations	16,747	1,497	—	—	18,244

Corporate and other debt:
State and municipal securities	—	9	—	—	9
Commercial mortgage-backed securities	—	8	—	—	8
Asset-backed securities	—	63	4	—	67
Corporate bonds	—	5,812	29	—	5,841
Collateralized debt obligations	—	—	3	—	3
Unfunded lending commitments	—	732	252	—	984
Other debt	—	483	431	—	914

Total corporate and other debt	—	7,107	719	—	7,826
Corporate equities(1)	18,125	4,472	4	—	22,601
Derivative and other contracts(2)	3,383	67,847	6,203	(39,224)	38,209

Total financial instruments sold, not yet purchased	58,735	80,946	6,926	(39,224)	107,383
Obligation to return securities received as collateral	12,778	855	23	—	13,656
Other secured financings	—	6,570	1,532	—	8,102
Long-term borrowings	—	30,745	6,865	—	37,610

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The Company holds or sells short for trading purposes, equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 10.
(3)	Amount represents MSRs accounted for at fair value. See Note 7 for further information on MSRs.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter and six months ended June 30, 2010 and for the quarter and six months ended June 30, 2009, respectively. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2010

	Beginning Balance at March 31, 2010	Total Realized and Unrealized Gains (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at June 30, 2010	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2010(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. agency securities	$1	$—	$(5)	$5	$1	$—
Other sovereign government obligations	80	(1)	70	(76)	73	—
Corporate and other debt:
State and municipal securities	398	19	(180)	(16)	221	1
Residential mortgage-backed securities	625	(37)	(97)	(15)	476	(42)
Commercial mortgage-backed securities	779	23	133	(322)	613	13
Asset-backed securities	149	8	(75)	19	101	6
Corporate bonds	1,145	86	154	(41)	1,344	79
Collateralized debt obligations	1,512	(25)	40	(14)	1,513	42
Loans and lending commitments	13,503	(40)	152	(868)	12,747	(64)
Other debt	1,921	(61)	(28)	(22)	1,810	(68)

Total corporate and other debt	20,032	(27)	99	(1,279)	18,825	(33)
Corporate equities	536	(33)	(183)	26	346	(1)
Net derivatives and other contracts:
Interest rate contracts	384	310	(132)	(46)	516	311
Credit contracts	7,952	315	265	(431)	8,101	499
Foreign exchange contracts	206	(1)	(134)	—	71	(2)
Equity contracts	(701)	(137)	(191)	31	(998)	(129)
Commodity contracts	90	(152)	53	23	14	(126)
Other	(579)	(402)	(40)	(18)	(1,039)	(352)

Total net derivative and other contracts(3)	7,352	(67)	(179)	(441)	6,665	201
Investments:
Private equity funds	1,634	82	123	—	1,839	21
Real estate funds	1,751	4	(115)	3	1,643	109
Hedge funds	1,027	(29)	5	(93)	910	(29)
Principal investments	2,700	(132)	7	—	2,575	(83)
Other	434	64	(60)	6	444	3

Total investments	7,546	(11)	(40)	(84)	7,411	21
Intangible assets	175	(15)	(21)	—	139	(27)

Liabilities
Commercial paper and other short-term borrowings	$300	$—	$(293)	$—	$7	$—
Deposits	15	1	—	—	14	—
Financial instruments sold, not yet purchased:
Corporate and other debt:
Residential mortgage-backed securities	—	(6)	(4)	—	2	(5)
Asset-backed securities	4	—	(4)	—	—	—
Corporate bonds	17	14	80	(3)	80	19
Unfunded lending commitments	213	(110)	12	—	335	(110)
Other debt	317	15	(81)	—	221	13

Total corporate and other debt	551	(87)	3	(3)	638	(83)
Corporate equities	13	1	(4)	(3)	5	—
Other secured financings	1,811	69	5	163	1,910	69
Long-term borrowings	6,728	92	20	(147)	6,509	92

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $(11) million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the quarter ended June 30, 2010 related to assets and liabilities still outstanding at June 30, 2010.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on Derivative instruments and hedging activities, see Note 10.

Financial instruments owned—Corporate and other debt.    During the quarter ended June 30, 2010, the Company reclassified approximately $1.9 billion of certain Corporate and other debt, primarily corporate loans, from Level 3 to Level 2. The Company reclassified the corporate loans as external prices and/or spread inputs for these instruments became observable.

The Company also reclassified approximately $0.6 billion of certain Corporate and other debt from Level 2 to Level 3. The Company reclassified corporate loans as external prices and/or spread inputs became unobservable.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2010

	Beginning Balance at December 31, 2009	Total Realized and Unrealized Gains (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at June 30, 2010	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2010(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. agency securities	$36	$—	$(35)	$—	$1	$—
Other sovereign government obligations	3	(1)	63	8	73	(1)
Corporate and other debt:
State and municipal securities	713	(56)	(436)	—	221	(58)
Residential mortgage-backed securities	818	12	(392)	38	476	(6)
Commercial mortgage-backed securities	1,573	128	(774)	(314)	613	28
Asset-backed securities	591	3	(491)	(2)	101	9
Corporate bonds	1,038	(44)	256	94	1,344	(53)
Collateralized debt obligations	1,553	122	(171)	9	1,513	60
Loans and lending commitments	12,506	76	629	(464)	12,747	126
Other debt	1,662	185	(14)	(23)	1,810	160

Total corporate and other debt	20,454	426	(1,393)	(662)	18,825	266
Corporate equities	536	67	(161)	(96)	346	21
Net derivatives and other contracts:
Interest rate contracts	387	300	(146)	(25)	516	302
Credit contracts	8,824	(163)	383	(943)	8,101	340
Foreign exchange rate contracts	254	(102)	(123)	42	71	(308)
Equity contracts	(689)	(208)	(184)	83	(998)	(161)
Commodity contracts	7	(68)	14	61	14	66
Other	(437)	(575)	(12)	(15)	(1,039)	(511)

Total net derivative and other contracts(3)	8,346	(816)	(68)	(797)	6,665	(272)
Investments:
Private equity funds	1,628	139	72	—	1,839	116
Real estate funds	1,087	186	350	20	1,643	289
Hedge funds	1,678	(218)	(270)	(280)	910	(220)
Principal investments	2,642	(105)	38	—	2,575	(87)
Other	578	47	(180)	(1)	444	(3)

Total investments	7,613	49	10	(261)	7,411	95
Securities received as collateral	23	—	(23)	—	—	—
Intangible assets	137	24	(22)	—	139	4

Liabilities
Commercial paper and other short-term borrowings	$—	$—	$7	$—	$7	$—
Deposits	24	2	—	(8)	14	2
Financial instruments sold, not yet purchased:
Corporate and other debt:
Residential mortgage-backed securities	—	(1)	1	—	2	(1)
Commercial mortgage-backed securities	—	1	1	—	—	—
Asset-backed securities	4	—	(4)	—	—	—
Corporate bonds	29	(1)	22	28	80	8
Collateralized debt obligations	3	—	(3)	—	—	—
Unfunded lending commitments	252	(140)	(57)	—	335	(138)
Other debt	431	20	(175)	(15)	221	20

Total corporate and other debt	719	(121)	(215)	13	638	(111)
Corporate equities	4	(1)	(7)	7	5	1
Obligation to return securities received as collateral	23	—	(23)	—	—	—
Other secured financings	1,532	(67)	222	89	1,910	(80)
Long-term borrowings	6,865	99	(26)	(231)	6,509	99

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $49 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the six months ended June 30, 2010 related to assets and liabilities still outstanding at June 30, 2010.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

Financial instruments owned—Corporate and other debt.    During the six months ended June 30, 2010, the Company reclassified approximately $1.4 billion of certain Corporate and other debt, primarily corporate loans, from Level 3 to Level 2. The Company reclassified the corporate loans as external prices and/or spread inputs for these instruments became observable.

The Company also reclassified approximately $0.8 billion of certain Corporate and other debt from Level 2 to Level 3. The Company reclassified corporate loans as external prices and/or spread inputs became unobservable.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2009

	Beginning Balance at March 31, 2009	Total Realized and Unrealized Gains or (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at June 30, 2009	Unrealized Gains or (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2009(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. agency securities	$17	$(1)	$12	$—	$28	$—
Other sovereign government obligations	2	—	—	1	3	—
State and municipal securities	1,887	25	(207)	—	1,705	(7)
Residential mortgage-backed securities	988	(16)	(41)	(111)	820	(15)
Commercial mortgage-backed securities	2,443	(215)	(680)	(42)	1,506	(204)
Asset-backed securities	4,519	108	(2,961)	161	1,827	30
Corporate bonds	2,370	(39)	161	(43)	2,449	(180)
Collateralized debt obligations	972	88	(236)	(316)	508	49
Loans and lending commitments	17,108	630	48	1,650	19,436	570
Other debt	1,201	256	33	(1)	1,489	245

Total corporate and other debt	31,488	837	(3,883)	1,298	29,740	488
Corporate equities	946	366	(302)	91	1,101	(172)
Net derivative and other contracts(3)	16,521	(3,510)	(1,098)	693	12,606	(3,101)
Investments	8,834	(166)	(487)	(9)	8,172	(97)
Securities received as collateral	3	—	14	—	17	—
Intangible assets	159	14	—	—	173	13

Liabilities
Financial instruments sold, not yet purchased:
Commercial mortgage-backed securities	$4	$—	$—	$—	$4	$—
Asset-backed securities	1,636	109	(1,523)	—	4	108
Corporate bonds	58	(11)	63	—	132	(9)
Collateralized debt obligations	16	1	(15)	—	—	—
Unfunded lending commitments	208	(134)	(37)	(2)	303	(128)
Other debt	28	(4)	54	—	86	(1)

Total corporate and other debt	1,950	(39)	(1,458)	(2)	529	(30)
Corporate equities	74	(26)	(83)	5	22	(12)
Obligation to return securities received as collateral	3	—	14	—	17	—
Other secured financings	4,264	52	20	231	4,463	52
Long-term borrowings	5,671	(224)	1	4	5,900	(224)

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $(166) million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the quarter ended June 30, 2009 related to assets and liabilities still outstanding at June 30, 2009.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2009

	Beginning Balance at December 31, 2008	Total Realized and Unrealized Gains or (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at June 30, 2009	Unrealized Gains or (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2009(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. agency securities	$127	$(3)	$(73)	$(23)	$28	$—
Other sovereign government obligations	1	2	(4)	4	3	(2)
State and municipal securities	2,065	3	(289)	(74)	1,705	(8)
Residential mortgage-backed securities	1,251	(93)	(156)	(182)	820	(111)
Commercial mortgage-backed securities	3,130	(609)	(1,035)	20	1,506	(634)
Asset-backed securities	968	(42)	505	396	1,827	(85)
Corporate bonds	3,088	(318)	(74)	(247)	2,449	(508)
Collateralized debt obligations	982	(21)	(202)	(251)	508	(66)
Loans and lending commitments	19,701	(1,898)	533	1,100	19,436	(1,786)
Other debt	3,733	340	(927)	(1,657)	1,489	292

Total corporate and other debt	34,918	(2,638)	(1,645)	(895)	29,740	(2,906)
Corporate equities	976	332	(365)	158	1,101	(201)
Net derivative and other contracts(3)	23,382	(2,346)	100	(8,530)	12,606	229
Investments	9,698	(1,484)	13	(55)	8,172	(1,372)
Securities received as collateral	30	—	(13)	—	17	—
Intangible assets	184	(12)	1	—	173	13

Liabilities
Financial instruments sold, not yet purchased:
Commercial mortgage-backed securities	$1	$1	$4	$—	$4	$1
Asset-backed securities	4	1	1	—	4	—
Corporate bonds	320	(9)	(101)	(96)	132	(9)
Unfunded lending commitments	36	(131)	136	—	303	(131)
Other debt	3,447	1	(935)	(2,425)	86	2

Total corporate and other debt	3,808	(137)	(895)	(2,521)	529	(137)
Corporate equities	27	(8)	(5)	(8)	22	(8)
Obligation to return securities received as collateral	30	—	(13)	—	17	—
Other secured financings	6,148	1,143	(628)	86	4,463	1,143
Long-term borrowings	5,473	(337)	83	7	5,900	(354)

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $(1,484) million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the six months ended June 30, 2009 related to assets and liabilities still outstanding at June 30, 2009.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments owned—Corporate and other debt.    The net losses in Corporate and other debt were primarily driven by certain corporate loans and lending commitments and certain commercial mortgage-backed securities.

During the six months ended June 30, 2009, the Company reclassified approximately $0.9 billion of certain Corporate and other debt from Level 3 to Level 2. The reclassifications were primarily related to certain other debt. Their fair value was highly correlated with similar instruments in an observable market and, due to market deterioration, unobservable inputs were no longer deemed significant. These reclassifications were partly offset by the reclassification of certain corporate loans from Level 2 to Level 3. The reclassifications were due to a reduction in market price quotations for these or comparable instruments, or a lack of available broker quotes, such that unobservable inputs had to be utilized for the fair value measurement of these instruments. The key unobservable inputs include assumptions to establish comparability to bonds, loans or swaps with observable price/spread levels.

Financial instruments owned—Net derivative and other contracts.    The net losses in Net derivative and other contracts were primarily driven by tightening of credit spreads on underlying reference entities of single name and basket credit default swaps.

During the six months ended June 30, 2009, the Company reclassified approximately $8.5 billion of certain Derivatives and other contracts from Level 3 to Level 2. These reclassifications of certain Derivatives and other contracts were related to single name mortgage-related credit default swaps and credit default swaps on certain classes of CDOs. The primary reason for the reclassifications is that, due to market deterioration, the values associated with the unobservable inputs, such as correlation, for these derivative contracts were no longer deemed significant to the fair value measurement. In addition, certain corporate tranche-indexed credit default swaps were reclassified due to increased availability of transaction data, broker quotes and/or consensus pricing.

Financial instruments owned—Investments.    The net losses from investments were primarily related to investments associated with the Company’s real estate products.

Financial instruments sold, not yet purchased—Corporate and other debt.    During the six months ended June 30, 2009, the Company reclassified approximately $2.5 billion of certain Corporate and other debt from Level 3 to Level 2. These reclassifications primarily related to contracts referencing commercial mortgage-backed securities, subprime CDO and other subprime ABS securities. Their fair value was highly correlated with similar instruments in an observable market and, due to market deterioration, the values associated with the unobservable inputs were no longer deemed significant to the fair value measurement.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Investments that Calculate Net Asset Value.

The following table presents information about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on net asset value at June 30, 2010 and December 31, 2009, respectively.

	At June 30, 2010		At December 31, 2009
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
	(dollars in millions)
Private equity funds	$1,585	$1,202	$1,728	$1,251
Real estate funds	887	536	823	674
Hedge funds(1):
Long-short equity hedge funds	1,053	—	1,597	—
Fixed income/credit-related hedge funds	347	—	407	—
Event-driven hedge funds	144	—	146	—
Multi-strategy hedge funds	205	—	235	—

Total	$4,221	$1,738	$4,936	$1,925

(1)	Fixed income/credit-related hedge funds, event-driven hedge funds, and multi-strategy hedge funds are redeemable at least on a quarterly basis with a notice period of ninety days or less. At June 30, 2010, approximately 46% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 23% is redeemable every six months and 31% of these funds have a redemption frequency of greater than six months. At December 31, 2009, approximately 36% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 15% is redeemable every six months and 49% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds is primarily within 120 days.

Private Equity Funds.    Amount includes several private equity funds that pursue multiple strategies including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments, and mezzanine capital. In addition, the funds may be structured with a focus on specific domestic or foreign geographic regions. These investments are generally not redeemable with the funds. Instead, the nature of the investments in this category is that distributions are received through the liquidation of the underlying assets of the fund. At June 30, 2010, it is estimated that 8% of the fair value of the funds will be liquidated in the next five years, another 38% of the fair value of the funds will be liquidated between five to ten years and the remaining 54% of the fair value of the funds have a remaining life of greater than ten years.

Real Estate Funds.    Amount includes several real estate funds that invest in real estate assets such as commercial office buildings, retail properties, multi-family residential properties, developments, or hotels. In addition, the funds may be structured with a focus on specific geographic domestic or foreign regions. These investments are generally not redeemable with the funds. Distributions from each fund will be received as the underlying investments of the funds are liquidated. At June 30, 2010, it is estimated that 23% of the fair value of the funds will be liquidated within the next five years, another 26% of the fair value of the funds will be liquidated between five to ten years and the remaining 51% of the fair value of the funds have a remaining life of greater than ten years.

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

•

Long-short Equity Hedge Funds.    Amount includes investments in hedge funds that invest, long or short, in equities. Equity value and growth hedge funds purchase stocks perceived to be undervalued and sell

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stocks perceived to be overvalued. Investments representing approximately 39% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for 100% of investments subject to lock-up restrictions ranged from one to three years at June 30, 2010. Investments representing approximately 32% of the fair value of the investments in long-short equity hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for 100% of investments subject to an exit restriction is expected to be less than a year at June 30, 2010.

•

Fixed Income/Credit-Related Hedge Funds.    Amount includes investments in hedge funds that employ long-short, distressed or relative value strategies in order to benefit from investments in undervalued or over-valued securities that are primarily debt or credit related. At June 30, 2010, investments representing approximately 19% of the fair value of the investments in fixed income/credit-related hedge funds cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments was three years or less at June 30, 2010.

•

Event-Driven Hedge Funds.    Amount includes investments in hedge funds that invest in event-driven situations such as mergers, hostile takeovers, reorganizations, or leveraged buyouts. This may involve the simultaneous purchase of stock in companies being acquired, and the sale of stock in its acquirer, hoping to profit from the spread between the current market price and the ultimate purchase price of the target company. At June 30, 2010, investments representing approximately 65% of the value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments was two years or less at June 30, 2010.

•

Multi-strategy Hedge Funds.    Amount includes investments in hedge funds that pursue multiple strategies to realize short and long-term gains. Management of the hedge funds has the ability to overweight or underweight different strategies to best capitalize on current investment opportunities. At June 30, 2010, investments representing approximately 52% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for 86% of investments subject to lock-ups was two years or less at June 30, 2010. The remaining restriction period for the other 14% of investments subject to lock-up restrictions was estimated to be greater than three years at June 30, 2010.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis. The following tables present net gains (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarters and six months ended June 30, 2010 and 2009.

	Principal Transactions- Trading	Interest Expense	Gains (Losses) Included in Net Revenues
	(dollars in millions)
Three months ended June 30, 2010
Commercial paper and other short-term borrowings	$55	$—	$55
Deposits	10	(45)	(35)
Long-term borrowings	2,409	(285)	2,124

Six Months Ended June 30, 2010
Commercial paper and other short-term borrowings	$68	$—	$68
Deposits	(15)	(93)	(108)
Long-term borrowings	2,527	(484)	2,043

Three months ended June 30, 2009
Commercial paper and other short-term borrowings	$(126)	$—	$(126)
Deposits	10	(87)	(77)
Long-term borrowings	(3,880)	(270)	(4,150)

Six Months Ended June 30, 2009
Commercial paper and other short-term borrowings	$(42)	$—	$(42)
Deposits	(77)	(179)	(256)
Long-term borrowings	(4,928)	(494)	(5,422)

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

The following tables present information on the Company’s short-term and long-term borrowings (including structured notes and junior subordinated debentures), loans and unfunded lending commitments for which the fair value option was elected:

Fair Value Option—Gains (Losses) Due to Changes in Instrument Specific Credit Spreads

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in millions)
Short-term and long-term borrowings(1)	$750	$(2,286)	$803	$(3,926)
Loans(2)	(348)	3,718	(1)	3,644
Unfunded lending commitments(3)	(94)	(144)	(164)	(142)

(1)	Gains (losses) were attributable to widening or (tightening), respectively, of the Company’s credit spreads and were determined based upon observations of the Company’s secondary bond market spreads. The remainder of changes in overall fair value of the short-term and long-term borrowings as shown above is attributable to changes in foreign currency exchange rates and interest rates and movements in the reference price or index for structured notes.
(2)	Instrument-specific credit gains or (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Losses were generally determined based on the differential between estimated expected client and contractual yields at each respective period end.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount by Which Contractual Principal Amount Exceeds Fair Value

	At June 30, 2010	At December 31, 2009
	(dollars in billions)
Short-term and long-term debt borrowings(1)	$1.3	$1.9
Loans(2)	23.2	24.4
Loans 90 or more days past due in non-accrual status or both(2)(3)	20.3	21.0

(1)	These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.
(2)	The majority of this difference between principal and fair value amounts emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.
(3)	The aggregate fair value of loans that were in non-accrual status, which includes all loans 90 or more days past due, was $3.5 billion and $3.9 billion at June 30, 2010 and December 31, 2009, respectively. The aggregate fair value of loans that were 90 or more days past due was $1.1 billion and $0.7 billion at June 30, 2010 and December 31, 2009, respectively.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis.

Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. These assets may include loans, equity method investments, premises and equipment, intangible assets and real estate investments.

The following tables present, by caption on the condensed consolidated statement of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for the quarters and six months ended June 30, 2010 and 2009, respectively.

Three and Six Months Ended June 30, 2010.

	Carrying Value at June 30, 2010(1)	Fair Value Measurements Using:			Total Losses for the Three Months Ended June 30, 2010(2)	Total Losses for the Six Months Ended June 30, 2010(2)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Loans(3)	$622	$—	$—	$622	$(25)	$(28)
Other investments(4)	—	—	—	—	—	(5)
Intangible assets(5)	3	—	—	3	(17)	(27)

Total	$625	$—	$—	$625	$(42)	$(60)

(1)	Carrying values relate only to those assets that incurred impairment losses during the quarter ended June 30, 2010. These amounts do not include assets that incurred impairment losses during the six months ended June 30, 2010, unless the assets also experienced an impairment loss during the quarter ended June 30, 2010.
(2)	Losses are recorded within Other expenses in the condensed consolidated statement of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.
(3)	Non-recurring change in fair value for loans held for investment were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Losses recorded were determined primarily using discounted cash flow models.
(5)	Losses primarily related to investment management contracts and were determined using discounted cash flow models.

In addition to the losses included in the table above, the Company incurred a loss of approximately $951 million in connection with the planned disposition of Revel for the six months ended June 30, 2010 (see Note 1) which was included in discontinued operations. The loss related to Premises, equipment and software costs and was included in discontinued operations (see Note 1). The fair value of Revel, net of estimated costs to sell, included in Premises, equipment and software costs was approximately $240 million at June 30, 2010 and was classified in Level 3. Fair value was determined using discounted cash flow models.

There were no liabilities measured at fair value on a non-recurring basis during the quarter and six months ended June 30, 2010.

Three and Six Months Ended June 30, 2009.

	Carrying Value at June 30, 2009	Fair Value Measurements Using:			Total Losses for the Three Months Ended June 30, 2009(1)	Total Losses for the Six Months Ended June 30, 2009(1)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Loans(2)	$664	$—	$—	$664	$(84)	$(182)
Other investments(3)	9	—	—	9	(4)	(9)
Premises, equipment and software costs(3)	8	—	—	8	—	(5)

Total	$681	$—	$—	$681	$(88)	$(196)

(1)	Losses are recorded within Other expenses in the condensed consolidated statement of income except for losses related to Loans and Other investments, which are included in Other revenues.
(2)	Losses for loans held for investment and held for sale were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models.
(3)	Losses recorded were determined primarily using discounted cash flow models.

In addition to the losses included in the table above, losses of approximately $212 million (of which $42 million related to Other investments, $9 million related to Intangible assets and $161 million related to Other assets) were included in discontinued operations related to Crescent for the six months ended June 30, 2009 (see Note 1). The carrying value of Crescent assets at June 30, 2009 was $168 million (of which $14 million related to Other investments, $7 million related to Intangible assets and $147 million related to Other assets) all of which were classified in Level 3. Fair values were generally determined using discounted cash flow models or third-party appraisals and valuations.

There were no liabilities measured at fair value on a non-recurring basis during the quarter and six months ended June 30, 2009.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Securities purchased under agreements to resell, Securities borrowed, Securities sold under agreements to repurchase, Securities loaned, Receivables—Customers, Receivables—Brokers, dealers and clearing organizations, Payables—Customers, Payables—Brokers, dealers and clearing organizations, certain Commercial paper and other short-term borrowings, and certain Deposits.

The Company’s long-term borrowings are recorded at amortized amounts unless elected under the fair value option or designated as a hedged item in a fair value hedge. For long-term borrowings not measured at fair value, the fair value of the Company’s long-term borrowings was estimated using either quoted market prices or discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing arrangements. At June 30, 2010, the carrying value of the Company’s long-term borrowings not measured at fair value was approximately $5.5 billion higher than fair value. At December 31, 2009, the carrying value of the Company’s long-term borrowings not measured at fair value was approximately $1.4 billion higher than fair value.

5.	Securities Available for Sale.

The following table presents information about the Company’s AFS securities at June 30, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities	$18,653	$194	$—	$—	$18,847
Equity securities available for sale(1)	560	—	40	—	520

Total	$19,213	$194	$40	$—	$19,367

(1)	In connection with the Company’s sale of Retail Asset Management, the Company received equity securities of Invesco (See Note 1).

The table below presents the fair value of investments in equity securities available for sale that have been in an unrealized loss position for less than 12 months or for 12 months or longer at June 30, 2010:

	Less than 12 months		12 months or longer		Total
At June 30, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Equity securities available for sale	$520	$40	$—	$—	$520	$40

There were no debt securities available for sale in an unrealized loss position at June 30, 2010. For equity securities, the Company considers various factors including the length of time and extent to which the market value has been less than cost, as well as its intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value and whether evidence exists to support a realizable value equal to or greater than the carrying value. The Company believes that the equity securities with an unrealized loss in Accumulated other comprehensive income were not other-than-temporarily impaired at June 30, 2010.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the amortized cost and fair value of debt securities available for sale by contractual maturity dates at June 30, 2010:

At June 30, 2010	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
U.S. government and agency securities:
Due within 1 year	$3,614	$3,619	0.47%
After 1 year but through 5 years	15,039	15,228	1.29%

Total	$18,653	$18,847	1.14%

6.	Collateralized Transactions.

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

	At June 30, 2010	At December 31, 2009
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$19,671	$18,376
Other sovereign government obligations	5,366	4,584
Corporate and other debt	13,209	13,111
Corporate equities	12,243	10,284

Total	$50,489	$46,355

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The Company’s policy is generally to take possession of Securities purchased under agreements to resell. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. At June 30, 2010 and December 31, 2009, the fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $523 billion and $429 billion, respectively, and the fair value of the portion that had been sold or repledged was $386 billion and $311 billion, respectively.

The Company additionally receives securities as collateral in connection with certain securities for securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the condensed consolidated statements of financial condition. At June 30, 2010 and December 31, 2009, $14,781 million and $13,656 million, respectively, were reported as Securities received as collateral and an Obligation to return securities received as collateral in the condensed consolidated statements of financial condition. Collateral received in connection with these transactions that was subsequently repledged was approximately $14 billion and $13 billion at June 30, 2010 and December 31, 2009, respectively.

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

At June 30, 2010 and December 31, 2009, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

	At June 30, 2010	At December 31, 2009
	(dollars in millions)
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	$21,930	$23,712
Securities(1)	17,599	11,296

Total	$39,529	$35,008

(1)	Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Federal funds sold and securities purchased under agreements to resell and Financial instruments owned in the condensed consolidated statements of financial condition.

Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Company is deemed to be the primary beneficiary, and certain equity-linked notes and borrowings where in all instances these liabilities are payable from the cash flows of the related assets accounted for as Financial instruments owned (see Note 7).

7.	Variable Interest Entities and Securitization Activities.

The Company is involved with various special purpose entities (“SPEs”) in the normal course of business. In most cases, these entities are deemed to be VIEs.

The Company applies accounting guidance for consolidation of VIEs to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Entities that

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

previously met the criteria as QSPEs that were not subject to consolidation prior to January 1, 2010 became subject to the consolidation requirements for VIEs on that date. Excluding entities subject to the Deferral (as defined in Note 2), effective January 1, 2010, the primary beneficiary of a VIE is the party that both (1) has the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (2) has an obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. The Company consolidates entities of which it is the primary beneficiary.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables present information at June 30, 2010 and December 31, 2009 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis. As a result of the accounting guidance adopted on January 1, 2010, the Company consolidated a number of VIEs that had not previously been consolidated and de-consolidated a number of VIEs that had previously been consolidated at December 31, 2009.

	At June 30, 2010
	Mortgage and Asset-backed Securitizations	Collateralized Debt Obligations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$4,128	$87	$1,871	$647	$1,944
VIE liabilities	$3,301	$72	$136	$2,633	$699

	At December 31, 2009
	Mortgage and Asset-backed Securitizations	Credit and Real Estate	Commodities Financing	Other Structured Financings
	(dollars in millions)
VIE assets	$2,715	$2,629	$1,509	$762
VIE liabilities	$992	$687	$1,370	$73

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s liabilities. At June 30, 2010, managed real estate partnerships reflected non-controlling interests of $1,255 million. The Company also has additional maximum exposure to losses of approximately $858 million and $533 million at June 30, 2010 and December 31, 2009, respectively. This additional exposure relates primarily to certain derivatives (e.g., credit derivatives in which the Company has sold unfunded protection in synthetic collateralized debt obligations, typically for the most senior tranche, in which the total protection sold by the VIE exceeds the amount of collateral held) and commitments, guarantees and other forms of involvement.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about certain non-consolidated VIEs in which the Company had variable interests at June 30, 2010. Many of the VIEs included in this table met the QSPE requirements under previous accounting guidance. QSPEs were not included as non-consolidated VIEs in prior periods. The table includes all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. The non-consolidated VIEs included in the June 30, 2010 and December 31, 2009 tables are based on different criteria.

	At June 30, 2010
	Mortgage and Asset-backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$170,936	$9,330	$7,063	$2,098	$10,418
Maximum exposure to loss:
Debt and equity interests(2)	$10,848	$740	$48	$1,083	$2,563
Derivatives and other contracts	808	1,645	—	—	3,374
Commitments, guarantees and other	—	—	4,448	779	496

Total maximum exposure to loss	$11,656	$2,385	$4,496	$1,862	$6,433

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$10,848	$740	$48	$833	$2,563
Derivatives and other contracts	784	1,251	—	—	3,314

Total carrying value of exposure to loss—Assets	$11,632	$1,991	$48	$833	$5,877

Carrying value of exposure to loss—Liabilities:
Derivatives and other contracts	$24	$529	$—	$—	$60
Commitments, guarantees and other	—	—	24	47	309

Total carrying value of exposure to loss—Liabilities	$24	$529	$24	$47	$369

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $23.0 billion of residential mortgages; $82.0 billion of commercial mortgages; $48.0 billion of U.S. agency collateralized mortgage obligations and $18.0 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $1.3 billion of residential mortgages; $2.0 billion of commercial mortgages; $6.0 billion of U.S. agency collateralized mortgage obligations and $1.5 billion of other consumer or commercial loans.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securitization transactions generally involve VIEs. The Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $6.0 billion at June 30, 2010. These securities were either retained in connection with transfers of assets by the Company or acquired in connection with secondary market-making activities. Securities issued by securitization SPEs consist of $1.7 billion of securities backed primarily by residential mortgage loans, $0.9 billion of securities backed by U.S. agency collateralized mortgage obligations, $1.5 billion of securities backed by commercial mortgage loans, $1.4 billion of securities backed by collateralized debt obligations or collateralized loan obligations and $0.5 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. The Company’s primary risk exposure is limited to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Financial instruments owned—Corporate and other debt and are measured at fair value. The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees, or similar derivatives. The Company’s maximum exposure to loss is equal to the fair value of the securities owned.

The following table presents information about the Company’s non-consolidated VIEs at December 31, 2009 in which the Company had significant variable interests or served as the sponsor and had any variable interest as of that date. The non-consolidated VIEs included in the June 30, 2010 and December 31, 2009 tables are based on different criteria.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Managed Real Estate Partnerships.    The Company sponsors funds that invest in real estate assets. Certain of these funds are classified as VIEs primarily because the Company has provided financial support through lending facilities and other means. The Company also serves as the general partner for these funds and owns limited partnership interests in them. These funds are consolidated at June 30, 2010.

Asset Management Investment Funds.    The tables above do not include certain investments made by the Company held by entities qualifying for accounting purposes as investment companies.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transfers of Assets with Continuing Involvement.

The following table presents information at June 30, 2010 regarding transactions with SPEs in which the Company, acting as principal, transferred assets with continuing involvement and received sales treatment. The transferees in most of these transactions formerly met the criteria for QSPEs.

	At June 30, 2010
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other
	(dollars in millions)
SPE assets (unpaid principal balance)(1)	$51,643	$90,189	$19,787	$11,738
Retained interests (fair value):
Investment grade	$66	$513	$1,529	$7
Non-investment grade	218	165	—	2,333

Total retained interests (fair value)	$284	$678	$1,529	$2,340

Interests purchased in the secondary market (fair value):
Investment grade	$91	$376	$106	$1
Non-investment grade	78	45	1	9

Total interests purchased in the secondary market (fair value)	$169	$421	$107	$10

Derivative assets (fair value)	$107	$992	$—	$135
Derivative liabilities (fair value)	$21	$—	$—	$33

(1)	Amounts include assets transferred by unrelated transferors.

	At June 30, 2010
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$1,615	$500	$2,115
Non-investment grade	—	309	2,407	2,716

Total retained interests (fair value)	$—	$1,924	$2,907	$4,831

Interests purchased in the secondary market (fair value):
Investment grade	$—	$549	$25	$574
Non-investment grade	—	104	29	133

Total interests purchased in the secondary market (fair value)	$—	$653	$54	$707

Derivative assets (fair value)	$—	$883	$351	$1,234
Derivative liabilities (fair value)	$—	$36	$18	$54

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net gains at the time of securitization were not material in the six months ended June 30, 2010.

During the six months ended June 30, 2010, the Company received proceeds from new securitization transactions of $10.0 billion. During the six months ended June 30, 2010, the Company received proceeds from cash flows from retained interests in securitization transactions of $2.8 billion.

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

The following tables present information about transfers of assets treated by the Company as secured financings at June 30, 2010 and December 31, 2009:

	At June 30, 2010
	Commercial Mortgage Loans	Credit- Linked Notes	Equity- Linked Transactions	Other
	(dollars in millions)
Assets
Fair value	$93	$763	$1,767	$167

Other secured financings
Fair value	54	761	1,767	167

	At December 31, 2009
	Residential Mortgage Loans	Commercial Mortgage Loans	Credit- Linked Notes	Other
	(dollars in millions)
Assets
Unpaid principal amount	$376	$324	$1,059	$1,332
Fair value	151	291	1,012	1,294

Other secured financings
Unpaid principal amount	267	271	1,025	1,332
Fair value	138	269	978	1,294

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Servicing Activities.

Mortgage Servicing Rights.    The Company may retain servicing rights to certain mortgage loans that are sold through its securitization activities. These transactions create an asset referred to as MSRs, which totaled approximately $139 million and $137 million at June 30, 2010 and December 31, 2009, respectively, and are included within Intangible assets and carried at fair value in the condensed consolidated statements of financial condition.

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

The Company provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets and are recorded at cost. Advances at June 30, 2010 and December 31, 2009 totaled approximately $1.6 billion and $2.2 billion, respectively, net of reserves of $15 million and $23 million at June 30, 2010 and December 31, 2009, respectively.

The following tables present information about the Company’s mortgage servicing activities for SPEs to which the Company transferred loans at June 30, 2010 and December 31, 2009:

	At June 30, 2010
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs	Commercial Mortgage Consolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$12,253	$2,232	$7,408	$2,008
Amounts past due 90 days or greater (unpaid principal balance)(1)	$5,391	$831	$—	$—
Percentage of amounts past due 90 days or greater(1)	44.0%	37.2%	—	—
Credit losses	$612	$40	$—	$—

(1)	Includes loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

	At December 31, 2009
	Residential Mortgage QSPEs	Residential Mortgage Failed Sales	Commercial Mortgage QSPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$18,902	$1,110	$10,901
Amounts past due 90 days or greater (unpaid principal balance)(1)	$7,297	$408	$5
Percentage of amounts past due 90 days or greater(1)	38.6%	36.8%	—

(1)	Includes loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also serviced residential and commercial mortgage loans for SPEs sponsored by unrelated parties with unpaid principal balances totaling $15 billion and $20 billion at June 30, 2010 and December 31, 2009, respectively.

8.	Goodwill and Net Intangible Assets.

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

Due to the volatility in the equity markets, the economic outlook and the Company’s common shares trading below book value during the quarter ended June 30, 2010, the Company performed an impairment test for its reporting units at June 30, 2010, which did not result in any goodwill impairment. The analysis, however, did indicate that for one reporting unit, its estimated fair value did not significantly exceed its book value. At June 30, 2010, this reporting unit had a goodwill balance of approximately $400 million. The estimated fair value of the reporting unit incorporated the share price of certain publicly traded comparable companies and, accordingly, a decline in the equity markets would negatively impact the estimated fair value. Thus, a goodwill impairment could occur in future periods, should market conditions deteriorate.

Goodwill.

Changes in the carrying amount of the Company’s goodwill, net of accumulated impairment losses for the six months ended June 30, 2010 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Goodwill at December 31, 2009	$373	$5,618	$1,171	$7,162
Foreign currency translation adjustments and other	(7)	(2)	—	(9)
Goodwill disposed of during the period(1)	—	—	(404)	(404)

Goodwill at June 30, 2010(2)	$366	$5,616	$767	$6,749

(1)	The Asset Management business segment activity represents goodwill disposed of in connection with the sale of Retail Asset Management (see Note 1).
(2)	The amount of the Company’s goodwill before accumulated impairments of $673 million at June 30, 2010 was $7,422 million.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Intangible Assets.

Changes in the carrying amount of the Company’s intangible assets for the six months ended June 30, 2010 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Amortizable net intangible assets at December 31, 2009	$161	$4,292	$184	$4,637
Mortgage servicing rights (see Note 7)	135	2	—	137
Indefinite-lived intangible assets	—	280	—	280

Net intangible assets at December 31, 2009	$296	$4,574	$184	$5,054

Amortizable net intangible assets at December 31, 2009	$161	$4,292	$184	$4,637
Foreign currency translation adjustments and other	(6)	1	—	(5)
Amortization expense	(7)	(164)	(5)	(176)
Impairment losses	—	—	(27)	(27)
Intangible assets acquired during the period(1)	80	—	—	80
Intangible assets disposed of during the period(2)	—	—	(4)	(4)

Amortizable net intangible assets at June 30, 2010	228	4,129	148	4,505
Mortgage servicing rights (see Note 7)	136	3	—	139
Indefinite-lived intangible assets	—	280	—	280

Net intangible assets at June 30, 2010	$364	$4,412	$148	$4,924

(1)	The Institutional Securities business segment activity primarily represents certain re-insurance licenses.
(2)	The Asset Management business segment activity represents intangible assets disposed of in connection with the sale of Retail Asset Management (see Note 1).

9.	Long-Term Borrowings.

The Company’s long-term borrowings included the following components:

	At June 30, 2010	At December 31, 2009
	(dollars in millions)
Senior debt	$168,185	$178,797
Subordinated debt	4,117	3,983
Junior subordinated debentures	10,508	10,594

Total	$182,810	$193,374

During the six months ended June 30, 2010, the Company issued notes with a principal amount of approximately $14 billion representing senior unsecured notes that were not guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The amount included non-U.S. dollar currency notes aggregating approximately $2 billion. During the six months ended June 30, 2010, approximately $18 billion of notes were repaid.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.7 years and 5.6 years at June 30, 2010 and December 31, 2009, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FDIC’s Temporary Liquidity Guarantee Program (“TLGP”).

At June 30, 2010 and December 31, 2009, the Company had long-term debt outstanding of $23.8 billion under the TLGP. These borrowings are senior unsecured debt obligations of the Company and guaranteed by the FDIC under the TLGP. The FDIC has concluded that the guarantee is backed by the full faith and credit of the U.S. government.

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

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at June 30, 2010 and December 31, 2009, respectively. Fair value is presented in the final column net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned at June 30, 2010(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$527	$1,884	$2,759	$10,698	$(6,756)	$9,112	$8,667
AA	6,124	5,474	5,368	18,184	(27,917)	7,233	6,409
A	9,026	10,209	7,269	29,043	(40,672)	14,875	12,839
BBB	3,774	4,853	2,803	9,120	(11,566)	8,984	7,049
Non-investment grade	2,860	3,109	1,892	4,309	(4,118)	8,052	5,847

Total	$22,311	$25,529	$20,091	$71,354	$(91,029)	$48,256	$40,811

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. The table does not include listed derivatives and the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Owned at December 31, 2009(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$852	$2,026	$3,876	$9,331	$(6,616)	$9,469	$9,082
AA	6,469	7,855	6,600	15,071	(25,576)	10,419	8,614
A	8,018	10,712	7,990	22,739	(38,971)	10,488	9,252
BBB	3,032	4,193	2,947	7,524	(8,971)	8,725	5,902
Non-investment grade	2,773	3,331	2,113	4,431	(4,534)	8,114	6,525

Total	$21,144	$28,117	$23,526	$59,096	$(84,668)	$47,215	$39,375

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. The table does not include listed derivatives and the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

Hedge Accounting.

The Company applies hedge accounting using various derivative financial instruments and non-U.S. dollar-denominated debt used to hedge interest rate and foreign exchange risk arising from assets and liabilities not held at fair value as part of asset and liability management and foreign currency exposure management.

The Company’s hedges are designated and qualify for accounting purposes as one of the following types of hedge: hedges of exposure to changes in fair value of assets and liabilities being hedged (fair value hedges) and hedges of net investments in foreign operations whose functional currency is different from the reporting currency of the parent company (net investment hedges).

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

The following tables summarize the fair value of derivative instruments designated as accounting hedges and the fair value of derivative instruments not designated as accounting hedges by type of derivative contract on a gross basis at June 30, 2010 and December 31, 2009. Fair values of derivative contracts in an asset position are included in Financial instruments owned—Derivative and other contracts. Fair values of derivative contracts in a liability position are reflected in Financial instruments sold, not yet purchased—Derivative and other contracts.

	Assets at June 30, 2010		Liabilities at June 30, 2010
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$6,550	$78,726	$—	$—
Foreign exchange contracts	252	7,899	173	9,093

Total derivatives designated as accounting hedges	6,802	86,625	173	9,093

Derivatives not designated as accounting hedges(1):
Interest rate contracts	747,263	15,731,042	725,842	15,771,659
Credit contracts	137,536	2,308,464	119,866	2,201,645
Foreign exchange contracts	60,666	1,327,082	64,765	1,373,390
Equity contracts	44,980	537,929	49,643	535,205
Commodity contracts	64,667	475,687	64,376	429,013
Other	289	10,569	1,665	6,444

Total derivatives not designated as accounting hedges	1,055,401	20,390,773	1,026,157	20,317,356

Total derivatives	$1,062,203	$20,477,398	$1,026,330	$20,326,449
Cash collateral netting	(69,393)	—	(39,725)	—
Counterparty netting	(938,957)	—	(938,957)	—

Total derivatives	$53,853	$20,477,398	$47,648	$20,326,449

(1)	Notional amounts include net notionals related to long and short futures contracts of $69 billion and $60 billion, respectively. The variation margin on these futures contracts (excluded from the table above) of $(339) million and $6 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Assets at December 31, 2009		Liabilities at December 31, 2009
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$4,343	$69,026	$175	$12,248
Foreign exchange contracts	216	10,781	105	7,125

Total derivatives designated as accounting hedges	4,559	79,807	280	19,373

Derivatives not designated as accounting hedges(1):
Interest rate contracts	622,786	16,285,375	599,291	16,123,706
Credit contracts	146,064	2,557,917	125,234	2,404,995
Foreign exchange contracts	52,312	1,174,815	51,369	1,107,989
Equity contracts	41,366	476,510	49,198	492,681
Commodity contracts	64,614	453,132	63,714	414,765
Other	389	12,908	1,123	6,180

Total derivatives not designated as accounting hedges	927,531	20,960,657	889,929	20,550,316

Total derivatives	$932,090	$21,040,464	$890,209	$20,569,689
Cash collateral netting	(62,738)	—	(31,729)	—
Counterparty netting	(820,271)	—	(820,271)	—

Total derivatives	$49,081	$21,040,464	$38,209	$20,569,689

(1)	Notional amounts include net notionals related to long and short futures contracts of $434 billion and $696 billion, respectively. The variation margin on these futures contracts (excluded from the table above) of $601 million and $27 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the condensed consolidated statements of financial condition.

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for the quarters and six months ended June 30, 2010 and 2009, respectively.

Derivatives Designated as Fair Value Hedges.

The following table presents gains (losses) reported on derivative instruments and the related hedge item as well as the hedge ineffectiveness included in Interest expense in the condensed consolidated statements of income from interest rate contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2010	2009	2010	2009
	(dollars in millions)
Gain (loss) recognized on derivatives	$1,732	$(1,351)	$2,453	$(4,110)
(Loss) gain recognized on borrowings	(1,579)	1,404	(2,145)	4,094

Total	$153	$53	$308	$(16)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives Designated as Net Investment Hedges.

	Amount of Gains or (Losses) Recognized in OCI (effective portion)(1)
	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2010	2009	2010	2009
	(dollars in millions)
Foreign exchange contracts(2)	$152	$(370)	$372	$(247)
Debt instruments	—	(212)	—	(106)

Total	$152	$(582)	$372	$(353)

(1)	No gains (losses) related to net investment hedges were reclassified from Other comprehensive income (“OCI”) into income during the quarters and six months ended June 30, 2010 and 2009, respectively.
(2)	A gain of $3 million and a gain of $4 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarter and six months ended June 30, 2010. A gain of $9 million was recognized in income related to amounts excluded from hedge effectiveness testing during the six months ended June 30, 2009.

The table below summarizes gains (losses) on derivative instruments not designated as accounting hedges for the quarters and six months ended June 30, 2010 and 2009, respectively:

	Gains (Losses) Recognized in Income(1)(2)
	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2010	2009	2010	2009
	(dollars in millions)
Interest rate contracts	$381	$3,538	$997	$1,217
Credit contracts	1,240	(3,825)	574	(1,386)
Foreign exchange contracts	283	(1,646)	193	718
Equity contracts	3,307	(2,960)	2,829	(3,309)
Commodity contracts	630	462	1,181	1,214
Other contracts	(466)	480	(521)	673

Total derivative instruments	$5,375	$(3,951)	$5,253	$(873)

(1)	Gains (losses) on derivative contracts not designated as hedges are primarily included in Principal transactions—Trading.
(2)	Gains (losses) associated with derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Principal transactions—Trading.

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $71 million and $110 million at June 30, 2010 and December 31, 2009, respectively, and a notional of $2,257 million and $3,442 million at June 30, 2010 and December 31, 2009, respectively. The Company recognized gains of $27 million and $40 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter and six months ended June 30, 2010, respectively. The Company recognized losses of $28 million and gains of $17 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter and six months ended June 30, 2009, respectively.

At June 30, 2010 and December 31, 2009, the amount of payables associated with cash collateral received that was netted against derivative assets was $69.4 billion and $62.7 billion, respectively. The amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $39.7 billion and $31.7 billion,

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. Cash collateral receivables and payables of $144 million and $111 million, respectively, at June 30, 2010, and $62 million and $227 million, respectively, at December 31, 2009, were not offset against certain contracts that did not meet the definition of a derivative.

Credit-Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit ratings downgrade. At June 30, 2010 and December 31, 2009, the aggregate fair value of derivative contracts that contain credit-risk-related contingent features that are in a net liability position totaled $37,645 million and $23,052 million, respectively, for which the Company has posted collateral of $29,946 million and $20,607 million, respectively, in the normal course of business. At June 30, 2010 and December 31, 2009, the amount of additional collateral or termination payments that could be called by counterparties under the terms of such agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was approximately $845 million and $717 million, respectively. Additional collateral or termination payments of approximately $1,495 million and $975 million could be called by counterparties in the event of a two-notch downgrade at June 30, 2010 and December 31, 2009, respectively. Of these amounts, $1,862 million and $1,203 million at June 30, 2010 and December 31, 2009, respectively, related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Derivatives and Other Credit Contracts.

The Company enters into credit derivatives, principally through credit default swaps, under which it provides counterparties protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Company’s counterparties are banks, broker-dealers, insurance and other financial institutions, and monoline insurers. The table below summarizes certain information regarding protection sold through credit default swaps and CLNs at June 30, 2010:

Credit Ratings of the Reference Obligation	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$814	$4,141	$11,609	$28,845	$45,409	$1,616
AA	9,732	30,313	30,692	32,737	103,474	3,829
A	33,686	96,682	81,948	44,966	257,282	(43)
BBB	58,196	148,969	118,744	70,862	396,771	146
Non-investment grade	58,417	172,299	97,449	62,288	390,453	24,073

Total	160,845	452,404	340,442	239,698	1,193,389	29,621

Index and basket credit default swaps:
AAA	24,702	50,150	29,854	40,411	145,117	(354)
AA	906	9,746	2,784	12,302	25,738	1,104
A	200	4,798	39,661	12,626	57,285	1,441
BBB	9,078	71,787	224,902	62,627	368,394	4,642
Non-investment grade	35,309	159,942	131,594	113,300	440,145	36,286

Total	70,195	296,423	428,795	241,266	1,036,679	43,119

Total credit default swaps sold	$231,040	$748,827	$769,237	$480,964	$2,230,068	$72,740

Other credit contracts(3)(4)	$—	$41	$17	$820	$878	$824
CLNs(4)	254	1,937	344	1,603	4,138	(1,518)

Total credit derivatives and other credit contracts	$231,294	$750,805	$769,598	$483,387	$2,235,084	$72,046

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the quarter and six months ended June 30, 2010, respectively.
(3)	Other credit contracts are credit default swaps that are considered hybrid instruments.
(4)	Fair value amount shown represents the fair value of the hybrid instruments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes certain information regarding protection sold through credit default swaps and CLNs at December 31, 2009:

Credit Ratings of the Reference Obligation	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$926	$2,733	$10,969	$30,542	$45,170	$846
AA	13,355	31,475	38,360	39,424	122,614	1,355
A	35,164	101,909	100,489	50,432	287,994	(3,115)
BBB	57,979	161,309	151,143	80,216	450,647	(6,753)
Non-investment grade	58,408	180,311	123,972	63,871	426,562	25,870

Total	165,832	477,737	424,933	264,485	1,332,987	18,203

Index and basket credit default swaps:
AAA	41,517	59,925	51,750	53,917	207,109	(1,563)
AA	—	1,113	4,082	17,120	22,315	1,794
A	198	3,604	25,425	5,666	34,893	(377)
BBB	12,866	65,484	183,799	93,906	356,055	(2,101)
Non-investment grade	40,941	160,331	160,127	132,267	493,666	27,665

Total	95,522	290,457	425,183	302,876	1,114,038	25,418

Total credit default swaps sold	$261,354	$768,194	$850,116	$567,361	$2,447,025	$43,621

Other credit contracts(3)(4)	$—	$51	$24	$1,089	$1,164	$1,118
CLNs(4)	160	74	337	668	1,239	(335)

Total credit derivatives and other credit contracts	$261,514	$768,319	$850,477	$569,118	$2,449,428	$44,404

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during 2009.
(3)	Other credit contracts are credit default swaps that are considered hybrid instruments.
(4)	Fair value amount shown represents the fair value of the hybrid instruments.

Single Name Credit Default Swaps.     A credit default swap protects the buyer against the loss of principal on a bond or loan in case of a default by the issuer. The protection buyer pays a periodic premium (generally quarterly) over the life of the contract and is protected for the period. The Company in turn will have to perform under a credit default swap if a credit event as defined under the contract occurs. Typical credit events include bankruptcy, dissolution or insolvency of the referenced entity, failure to pay and restructuring of the obligations of the referenced entity. In order to provide an indication of the current payment status or performance risk of the credit default swaps, the external credit ratings, primarily Moody’s Investors Service, Inc. (“Moody’s”) credit ratings, of the underlying reference entity of the credit default swaps are disclosed.

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

Purchased Credit Protection.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $1.7 trillion and $1.9 trillion at June 30, 2010 and December 31, 2009, respectively, compared with a notional amount of approximately $1.9 trillion and $2.1 trillion, at June 30, 2010 and December 31, 2009, respectively, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations. The Company may also purchase credit protection to economically hedge loans and lending commitments. In total, not considering whether the underlying reference obligations are identical, the Company has purchased credit protection of $2.3 trillion with a positive fair value of $91 billion compared with $2.2 trillion of credit protection sold with a negative fair value of $73 billion at June 30, 2010. In total, not considering whether the underlying reference obligations are identical, the Company has purchased credit protection of $2.5 trillion with a positive fair value of $65 billion compared with $2.4 trillion of credit protection sold with a negative fair value of $44 billion at December 31, 2009.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Commitments, Guarantees and Contingencies.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at June 30, 2010 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at June 30, 2010
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$690	$—	$2	$5	$697
Investment activities	967	651	138	60	1,816
Primary lending commitments—investment grade(1)(2)	10,611	29,191	3,677	112	43,591
Primary lending commitments—non-investment grade(1)	920	3,864	4,365	2,420	11,569
Secondary lending commitments(1)	49	112	137	7	305
Commitments for secured lending transactions	136	799	161	—	1,096
Forward starting reverse repurchase agreements(3)	61,151	101	—	—	61,252
Commercial and residential mortgage-related commitments(1)	1,452	—	—	—	1,452
Other commitments	122	1	150	—	273

Total	$76,098	$34,719	$8,630	$2,604	$122,051

(1)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 4).
(2)	This amount includes commitments to asset-backed commercial paper conduits of $275 million at June 30, 2010, of which $267 million have maturities of less than one year and $8 million of which have maturities of one to three years.
(3)	The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to June 30, 2010 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and at June 30, 2010, $58.2 billion of the $61.3 billion settled within three business days.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at June 30, 2010:

Type of Guarantee	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity				Total
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Credit derivative contracts(1)	$231,040	$748,827	$769,237	$480,964	$2,230,068	$72,740	$—
Other credit contracts	—	41	17	820	878	824	—
CLNs	254	1,937	344	1,603	4,138	(1,518)	—
Non-credit derivative contracts(1)(2)	696,005	399,426	154,904	219,659	1,469,994	90,317	—
Standby letters of credit and other financial guarantees issued(3)(4)	684	2,631	450	5,191	8,956	313	5,605
Market value guarantees	—	—	82	680	762	47	115
Liquidity facilities	4,521	239	187	72	5,019	24	6,704
Whole loan sales guarantees	—	—	—	42,613	42,613	60	—
General partner guarantees	145	76	106	108	435	62	—

(1)	Carrying amount of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 10.
(2)	Amounts include a guarantee to investors in undivided participating interests in claims the Company made against a derivative counterparty that filed for bankruptcy protection. To the extent, in the future, any portion of the claims is disallowed or reduced by the bankruptcy court in excess of a certain amount, then the Company must refund a portion of the purchase price plus interest. See Note 16 to the consolidated financial statements for the year ended December 31, 2009 included in the Form 10-K.
(3)	Approximately $1.9 billion of standby letters of credit are also reflected in the “Commitments” table in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Financial instruments owned or Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition.
(4)	Amounts include guarantees issued by consolidated real estate funds sponsored by the Company of approximately $846 million. These guarantees relate to obligations of the fund’s investee entities, including guarantees related to capital expenditures and principal and interest debt payments. Accrued losses under these guarantees of approximately $387 million are reflected as a reduction of the carrying value of the related fund investments, which are reflected in Financial instruments owned—Investments on the condensed consolidated statement of financial condition.

The Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to real estate investments of $1.2 billion at June 30, 2010. One of the Company’s real estate funds is currently engaged in negotiations with its lenders regarding a potential restructuring of loans provided to a specific investment in the fund’s portfolio. These loans have been extended to allow negotiations to continue. In that context, the lenders may allege various claims that would imply that the fund is obliged to support this investment to an extent that would exceed the fund’s available liquid resources. In that event, the fund would assert substantial defenses to such claims. The Company is not obliged to provide any support to the fund. A consolidated subsidiary is the general partner of the fund but the loans and guarantees are non-recourse to any other entity or assets of the Company. While the Company cannot provide assurance that the fund’s negotiations will result in a restructuring, it does not currently believe that the resolution of the restructuring will require the Company to pay or contribute amounts in excess of the amount of guarantees included in the dollar amount set forth above at June 30, 2010.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

Guarantees on Securitized Assets.    As part of the Company’s Institutional Securities business segment’s securitization and related activities, the Company provides representations and warranties that certain assets transferred in securitization transactions conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and, to the extent the Company has acquired such assets from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. In many securitization transactions, some, but not all, of the original asset sellers provide the representations and warranties directly to the purchaser, and the Company makes representations and warranties only with

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respect to other assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of assets transferred by the Company that are subject to its representations and warranties. The Company has not provided any contingent liability in the condensed consolidated financial statements for representations and warranties made in connection with securitization transactions, and it believes that the probability of any payments under those arrangements is remote.

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

Contingencies.

Legal.    In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. These actions have included, but are not limited to, residential mortgage-related matters, auction rate securities matters and executive compensation-related matters.

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

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is not possible to reasonably estimate the size of the possible loss or range of loss.

For certain legal proceedings, the Company can estimate possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued, but does not believe, based on current knowledge and after consultation with counsel, such losses will have a material adverse effect on the Company’s results of operations, cash flows or financial condition, other than the matter referred to in the next paragraph. For certain other legal proceedings, the Company cannot reasonably estimate such losses, if any, since the Company cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues must be developed, including the need to discover and determine important factual matters and the need to address novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding.

On September 25, 2009, the Company was named as a defendant in a lawsuit styled Citibank, N.A. v. Morgan Stanley & Co. International, PLC, which is pending in the United States District Court for the Southern District of New York. The lawsuit relates to a credit default swap referencing the Capmark VI CDO (“Capmark”), which was structured by Citibank, N.A. (“Citi N.A.”). At issue is whether, as part of the swap agreement, Citi N.A. was obligated to obtain the Company’s prior written consent before it exercised its rights to liquidate Capmark upon the occurrence of certain contractually-defined credit events. Citi N.A. is seeking approximately $245 million in compensatory damages plus interest and costs. On May 13, 2010, the court granted Citi N.A.’s motion for judgment on the pleadings on its claim for breach of contract. The Company plans to appeal that decision and has asserted equitable counterclaims which are still pending. Based on currently available information, however, the Company believes it is reasonably possible it could incur a loss of approximately $245 million.

12.	Regulatory Requirements.

Morgan Stanley.    The Company is a financial holding company under the Bank Holding Company Act of 1956 and is subject to the regulation and oversight of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Federal Reserve establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance with such capital requirements. The Office of the Comptroller of the Currency and the Office of Thrift Supervision establish similar capital requirements and standards for the Company’s national banks and federal savings bank, respectively.

The Company calculates its capital ratios and risk-weighted assets (“RWAs”) in accordance with the capital adequacy standards for financial holding companies adopted by the Federal Reserve. These standards are based

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. In December 2007, the U.S. banking regulators published a final Basel II Accord that requires internationally active banking organizations, as well as certain of its U.S. bank subsidiaries, to implement Basel II standards over the next several years. The Company will be required to implement these Basel II standards as a result of becoming a financial holding company.

At June 30, 2010, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 16.5% and total capital to RWAs of 17.0% (6% and 10% being well-capitalized for regulatory purposes, respectively). In addition, financial holding companies are also subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets and deferred tax assets). The adjusted average total assets are derived using weekly balances for the calendar quarter.

The following table summarizes the capital measures for the Company at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Balance	Ratio	Balance	Ratio
	(dollars in millions)
Tier 1 capital	$53,541	16.5%	$46,670	15.3%
Total capital	55,278	17.0%	49,955	16.4%
RWAs	325,174	—	305,000	—
Adjusted average assets	810,032	—	804,456	—
Tier 1 leverage	—	6.6%	—	5.8%

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

At June 30, 2010, the Company’s U.S. bank operating subsidiaries met all capital adequacy requirements to which they are subject and exceeded all regulatorily mandated and targeted minimum regulatory capital requirements to be well-capitalized. There are no conditions or events that management believes have changed the Company’s U.S. bank operating subsidiaries’ category.

The table below sets forth the Company’s significant U.S. bank operating subsidiaries’ capital at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
	(dollars in millions)
Total Capital (to RWAs):
Morgan Stanley Bank, N.A.	$9,256	21.0%	$8,880	18.4%
Morgan Stanley Trust	$774	76.4%	$602	70.3%
Tier I Capital (to RWAs):
Morgan Stanley Bank, N.A.	$7,729	17.6%	$7,360	15.3%
Morgan Stanley Trust	$774	76.3%	$602	70.3%
Leverage Ratio:
Morgan Stanley Bank, N.A.	$7,729	11.6%	$7,360	10.7%
Morgan Stanley Trust	$774	11.3%	$602	8.9%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain a capital ratio of Tier 1 capital to RWAs of 6%, a ratio of total capital to RWAs of 10%, and a ratio of Tier 1 capital to average book assets (leverage ratio) of 5%. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted to financial holding companies. At June 30, 2010, the Company’s three U.S. depository institutions maintained capital at levels in excess of the universally mandated well-capitalized levels. These subsidiary depository institutions maintain capital at levels sufficiently in excess of the “well-capitalized” requirements to address any additional capital needs and requirements identified by the federal banking regulators.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority and the Commodity Futures Trading Commission. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $7,019 million and $7,854 million at June 30, 2010 and December 31, 2009, respectively, which exceeded the amount required by $5,965 million and $6,758 million, respectively. Morgan Stanley Smith Barney LLC is a registered broker-dealer and registered futures commission merchant, introducing business to MS&Co. and Citi, and has operated with capital in excess of its regulatory capital requirements. MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSMS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIP and MSMS have consistently operated in excess of their respective regulatory capital requirements.

MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At June 30, 2010, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

Other Regulated Subsidiaries.    Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

Morgan Stanley Derivative Products Inc. (“MSDP”), a derivative products subsidiary rated Aa2 by Moody’s and AAA by Standard & Poor’s Ratings Services, a Division of the McGraw-Hill Companies Inc. (“S&P”), maintains certain operating restrictions that have been reviewed by Moody’s and S&P. On December 21, 2009, MSDP was downgraded from a triple-A rating to Aa2 rating by Moody’s but maintained its AAA rating by S&P. The downgrade did not significantly impact the Company’s results of operations or financial condition. MSDP is operated such that creditors of the Company should not expect to have any claims on the assets of MSDP, unless and until the obligations to its own creditors are satisfied in full. Creditors of MSDP should not expect to have any claims on the assets of the Company or any of its affiliates, other than the respective assets of MSDP.

13.	Total Equity.

Common Equity Offerings.

During the quarters and six months ended June 30, 2010 and June 30, 2009, the Company did not purchase any of its common stock as part of its share repurchase program. At June 30, 2010, the Company had approximately $1.6 billion remaining under its current share repurchase authorization. Share repurchases by the Company are subject to regulatory approval.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock.

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

As a result of the Company’s repurchasing the Series D Preferred
Stock, the Company incurred a one-time negative adjustment of $850 million in its calculation of basic and diluted EPS (reduction to earnings (losses) applicable to the Company’s common shareholders) for the quarter and six months ended
June 30, 2009 due to the accelerated amortization of the issuance discount on the Series D Preferred Stock.

For further information on
the Company’s preferred stock, refer to Note 13 to the consolidated financial statements for the year ended December 31, 2009 included in the Form 10-K.

Non-controlling Interest.

Deconsolidation of subsidiaries

During the six months ended June 30, 2009, the Company deconsolidated MSCI in connection with the Company’s disposition of its remaining ownership interest in MSCI and recognized an after-tax gain of approximately $310 million. The Company did not retain any investments in MSCI upon deconsolidation. See Note 1 for further information on discontinued operations.

Changes in the Company’s Ownership Interest in Subsidiaries

The following table presents the effect on the Company’s shareholders’ equity from changes in ownership of subsidiaries resulting from transactions with non-controlling interests.

Six Months Ended June 30, 2010

Six Months Ended June 30, 2009

(dollars in millions)

Net income (loss) applicable to Morgan Stanley

$
3,736

$
(28
)

Transfers from non-controlling interests:

Increase in paid-in capital in connection with MSSB

—

1,711

Increase in paid-in capital in connection with the MUFG transaction

717

—

Net transfers from non-controlling interests

717

1,711

Change from net income (loss) applicable to Morgan Stanley and transfers from non-controlling interests

$
4,453

$
1,683

The increase in paid-in capital in connection with MSSB results from Citi’s equity interest in MSSB, to which the
Company had contributed certain businesses associated with the Company’s Global Wealth Management Group. The excess of the preliminary net fair value received by the Company over the increase in non-controlling interest associated with Smith
Barney is reflected as an increase in paid-in capital. See Note 3 for further information regarding the MSSB transaction.

In connection with
the closing of the previously announced transaction between the Company and Mitsubishi UFJ Financial Group, Inc. (“MUFG”) to form a joint venture in Japan, the Company recorded an after-tax gain of $717 million from the sale of a non-controlling interest in its Japanese institutional securities business. This gain was recorded in Paid-in capital in the Company’s condensed consolidated statements of financial condition at June 30, 2010 and changes in total equity for the six months ended June 30, 2010. See Note 19 for further information regarding the MUFG transaction.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Three Months Ended June 30,

Six Months Ended June 30,

2010

2009

2010

2009

Basic EPS:

Income (loss) from continuing operations

$
1,461

$
(265
)

$
3,541

$
(300
)

Net gain on discontinued operations

523

298

454

143

Net income (loss)

1,984

33

3,995

(157
)

Net income (loss) applicable to non-controlling interests

24

(116
)

259

(129
)

Net income (loss) applicable to Morgan Stanley

1,960

149

3,736

(28
)

Less: Preferred dividends (Series A Preferred Stock)

(11
)

(11
)

(22
)

(22
)

Less: Preferred dividends (Series B Preferred Stock)

(196
)

(196
)

(392
)

(392
)

Less: Preferred dividends (Series C Preferred Stock)

(13
)

(13
)

(26
)

(42
)

Less: Partial Redemption of Series C Preferred Stock

—

(202
)

—

(202
)

Less: Preferred dividends (Series D Preferred Stock)

—

(87
)

—

(212
)

  Less: Amortization and acceleration
of issuance discount for Series D Preferred Stock(1)

—

(892
)

—

(932
)

Less: Allocation of earnings to participating restricted stock units(2):

From continuing operations

(38
)

(4
)

(91
)

(4
)

From discontinued operations

(16
)

—

(14
)

—

Less: Allocation of undistributed earnings to Equity Units(1):

From continuing operations

(67
)

—

(165
)

—

From discontinued operations

(41
)

—

(36
)

—

Net income (loss) applicable to Morgan Stanley common shareholders

$
1,578

$
(1,256
)

$
2,990

$
(1,834
)

Weighted average common shares outstanding

1,318

1,138

1,316

1,075

Earnings (loss) per basic common share:

Income (loss) from continuing operations

$
0.84

$
(1.36
)

$
1.96

$
(1.82
)

Net gain on discontinued operations

0.36

0.26

0.31

0.11

Earnings (loss) per basic common share

$
1.20

$
(1.10
)

$
2.27

$
(1.71
)

Diluted EPS:

Earnings (loss) applicable to Morgan Stanley common shareholders

$
1,578

$
(1,256
)

$
2,990

$
(1,834
)

Impact on income of assumed conversions:

Assumed conversion of Equity Units(1)(3)

From continuing operations

91

—

91

—

From discontinued operations

41

—

41

—

Preferred stock dividends (Series B Preferred Stock)

196

392

Income (loss) available to common shareholders plus assumed conversions

$
1,906

$
(1,256
)

$
3,514

$
(1,834
)

Weighted average common shares outstanding

1,318

1,138

1,316

1,075

Effect of dilutive securities:

Stock options and restricted stock units(2)

4

—

4

—

Series B Preferred Stock

310

—

310

—

Equity Units(1)(3)

116

—

58

—

Weighted average common shares outstanding and common stock equivalents

1,748

1,138

1,688

1,075

Earnings (loss) per diluted common share:

Income (loss) from continuing operations

$
0.80

$
(1.36
)

$
1.82

$
(1.82
)

Net gain on discontinued operations

0.29

0.26

0.26

0.11

Earnings (loss) per diluted common share

$
1.09

$
(1.10
)

$
2.08

$
(1.71
)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)
Prior to the quarter ended June 30, 2010, the Company included the Equity Units in the diluted EPS calculation using the more dilutive of the two-class method or the treasury stock method. The Equity Units participate in substantially all of the earnings of the Company (i.e., any earnings above $0.27 per quarter) in basic EPS (assuming a full distribution of earnings of the Company), and therefore, the
Equity Units generally would not be included as incremental shares in the diluted calculation under the treasury stock method. Beginning in the quarter ended June 30, 2010, the Company included the Equity Units in the diluted EPS calculation using the more dilutive of the two-class method or the if-converted method. See Note 2 for additional information.

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

Three Months Ended June 30,

Six Months Ended June 30,

Number of Antidilutive Securities Outstanding at End of Period:

2010

2009

2010

2009

(shares in millions)

Restricted stock units and performance stock units

45

67

45

67

Stock options

70

86

70

86

Equity Units(1)

—

116

—

116

CPP Warrant(1)

—

65

—

65

Series B Preferred Stock

—

311

—

311

Total

115

645

115

645

(1)
See Note 13 to the consolidated financial statements for the year ended December 31, 2009 included in the Form 10-K. See Note 2 for additional information on the
Equity Units regarding the change in methodology to the if-converted method.

15.
Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

Three Months Ended June 30,

Six Months Ended June 30,

2010

2009

2010

2009

(dollars in millions)

Interest income(1):

Financial instruments owned(2)

$
1,067

$
1,122

$
2,210

$
2,432

Securities available for sale

55

—

65

—

Loans

70

13

140

101

Interest bearing deposits with banks

42

63

83

175

Federal funds sold and securities purchased under agreements to resell and securities borrowed

175

133

325

576

Other

346

317

680

609

Total Interest income

$
1,755

$
1,648

$
3,503

$
3,893

Interest expense(1):

Commercial paper and other short-term borrowings

$
3

$
—

$
6

$
34

Deposits

78

42

160

172

Long-term debt

1,154

1,341

2,233

2,770

Securities sold under agreements to repurchase and securities loaned

423

394

708

858

Other

(55
)

68

(137
)

320

Total Interest expense

1,603

1,845

2,970

4,154

Net interest

$
152

$
(197
)

$
533

$
(261
)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 1, 2010, Morgan Stanley Employees
Retirement Plan (the “Pension Plan”) for U.S. participants was amended to cease accruals of benefits under the Pension Plan effective January 1, 2011. Any benefits earned by participants under the Pension Plan at December 31,
2010 will be preserved and will be payable in the future based on the Pension Plan’s provisions. In addition, the Company will not accrue any future service costs after December 31, 2010. As a result, the Company reduced Compensation and benefits expense by approximately $51 million on the condensed consolidated statements of income for the quarter ended June 30, 2010. Additionally, the Company remeasured the obligation and assets of the Pension Plan at May 31, 2010 and recognized a gain of $166 million ($102 million after-tax) on the condensed consolidated statements of comprehensive income, after reflecting the $51 million reduction in Compensation and benefits expense.

The following table presents the Company’s net periodic benefit expense for its pension and postretirement plans:

Three Months Ended June
30,

Six Months Ended June
30,

2010

2009

2010

2009

(dollars in millions)

Service cost, benefits earned during the period

$
26

$
32

$
52

$
63

Interest cost on projected benefit obligation

41

40

82

80

Expected return on plan assets

(32
)

(31
)

(64
)

(61
)

Net amortization of prior service costs

(2
)

(1
)

(4
)

(4
)

Net amortization of actuarial loss

7

10

14

21

Curtailment gain

(51
)

—

(51
)

—

Net periodic benefit expense

$
(11
)

$
50

$
29

$
99

17.
Income Taxes.

The Company is under
continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom (the “U.K.”), and states in which the Company has significant business operations, such as New York. During 2010, the IRS and the Japanese tax authorities are expected to conclude the field work portion of their examinations on issues covering tax years 1999-2005 and 2007-2008, respectively. Also during 2010, the
Company expects to reach a conclusion with the U.K. tax authorities on substantially all issues through tax year 2007, including those in appeals. Additionally during 2010, the Company may reach a conclusion with the New York State and New York City tax authorities on issues covering years 2002-2006. The Company periodically assesses the likelihood of assessments in

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each of the taxing jurisdictions resulting from current and subsequent years’ examinations. The Company believes that the resolution of tax matters will not have a material effect on the condensed consolidated statements of financial condition of the Company, although a resolution could have a material impact on the Company’s condensed consolidated statements of income for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs. The Company has established a liability for unrecognized tax benefits that the Company believes is adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change.

As part of the Company’s periodic review of unrecognized tax benefits, and based on new information regarding the status of federal and state examinations, the Company’s unrecognized tax benefits were remeasured. As a result of this remeasurement, the income tax provision for the quarter and six months ended June 30, 2010 included a benefit of $345 million.

It is reasonably possible that further significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months. At this time, however, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits and impact on the effective tax rate over the next 12 months.

As part of the Company’s periodic review of the business, liquidity and capital requirements of its non-U.S. subsidiaries, it was determined that prior years’ undistributed earnings of certain non-U.S. subsidiaries for which U.S. federal income taxes have been provided will remain indefinitely reinvested abroad. The Company does not intend to use these earnings as a source of funding of its operations in the U.S. in the foreseeable future. As a result of this determination, the income tax provision for the six months ended June 30, 2010 included a benefit of $382 million, associated with the release of the previously provided
U.S. federal deferred tax liability associated with these earnings.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information for the Company’s segments is presented below:

Three Months Ended June 30, 2010

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations

Total

(dollars in millions)

Total non-interest revenues

$
4,616

$
2,786

$
432

$
(36
)

$
7,798

Net interest

(114
)

288

(22
)

—

152

Net revenues

$
4,502

$
3,074

$
410

$
(36
)

$
7,950

Income (loss) from continuing operations before income taxes

$
1,570

$
207

$
(86
)

$
(13
)

$
1,678

Provision for (benefit from) income taxes

197

61

(39
)

(2
)

217

Income (loss) from continuing operations

1,373

146

(47
)

(11
)

1,461

Discontinued operations(1):

(Loss) gain from discontinued operations

(25
)

—

901

15

891

Provision for income taxes

—

—

360

8

368

(Loss) gain on discontinued operations(2)

(25
)

—

541

7

523

Net income (loss)

1,348

146

494

(4
)

1,984

Net (loss) income applicable to non-controlling interests

(9
)

36

(3
)

—

24

Net income (loss) applicable to Morgan Stanley

$
1,357

$
110

$
497

$
(4
)

$
1,960

Three Months Ended June 30, 2009

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations

Total

(dollars in millions)

Total non-interest revenues

$
3,357

$
1,763

$
381

$
(107
)

$
5,394

Net interest

(390
)

160

(23
)

56

(197
)

Net revenues

$
2,967

$
1,923

$
358

$
(51
)

$
5,197

Loss from continuing operations before income taxes

$
(298
)

$
(71
)

$
(210
)

$
(5
)

$
(584
)

Benefit from income taxes

(168
)

(29
)

(120
)

(2
)

(319
)

Loss from continuing operations

(130
)

(42
)

(90
)

(3
)

(265
)

Discontinued operations(1):

Gain (loss) from discontinued operations

508

—

(31
)

3

480

Provision for (benefit from) income taxes

193

—

(12
)

1

182

Gain (loss) on discontinued operations(2)

315

—

(19
)

2

298

Net income (loss)

185

(42
)

(109
)

(1
)

33

Net income (loss) applicable to non-controlling interests

3

(118
)

(1
)

—

(116
)

Net income (loss) applicable to Morgan Stanley

$
182

$
76

$
(108
)

$
(1
)

$
149

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2010

Institutional Securities

Global Wealth Management Group

Asset Management

Discover

Intersegment Eliminations

Total

(dollars in millions)

Total non-interest revenues

$
9,835

$
5,700

$
1,105

$
—

$
(145
)

$
16,495

Net interest

11

479

(42
)

—

85

533

Net revenues

$
9,846

$
6,179

$
1,063

$
—

$
(60
)

$
17,028

Income (loss) from continuing operations before income taxes

$
3,637

$
485

$
87

$
—

$
(15
)

$
4,194

Provision for (benefit from) income taxes

527

125

4

—

(3
)

653

Income (loss) from continuing operations

3,110

360

83

—

(12
)

3,541

Discontinued operations(1):

(Loss) gain from discontinued operations

(963
)

—

966

775

13

791

Provision for income taxes

—

—

330

—

7

337

(Loss) gain on discontinued operations(2)

(963
)

—

636

775

6

454

Net income (loss)

2,147

360

719

775

(6
)

3,995

Net (loss) income applicable to non-controlling interests

(5
)

151

113

—

—

259

Net income (loss) applicable to Morgan Stanley

$
2,152

$
209

$
606

$
775

$
(6
)

$
3,736

Six Months Ended June 30, 2009

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations

Total

(dollars in millions)

Total non-interest revenues

$
5,208

$
2,875

$
424

$
(152
)

$
8,355

Net interest

(640
)

347

(44
)

76

(261
)

Net revenues

$
4,568

$
3,222

$
380

$
(76
)

$
8,094

(Loss) income from continuing operations before income taxes

$
(762
)

$
48

$
(493
)

$
(7
)

$
(1,214
)

(Benefit from) provision for income taxes

(775
)

17

(153
)

(3
)

(914
)

Income (loss) from continuing operations

13

31

(340
)

(4
)

(300
)

Discontinued operations(1):

Gain (loss) from discontinued operations

525

—

(307
)

7

225

Provision for (benefit from) income taxes

199

—

(120
)

3

82

Gain (loss) on discontinued operations(2)

326

—

(187
)

4

143

Net income (loss)

339

31

(527
)

—

(157
)

Net loss applicable to non-controlling interests

(10
)

(118
)

(1
)

—

(129
)

Net income (loss) applicable to Morgan Stanley

$
349

$
149

$
(526
)

$
—

$
(28
)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
See Note 1 for a discussion of discontinued operations.

(2)
Amount for the three months ended June 30, 2010 included a gain of $514 million related to the Company’s sale of Retail Asset Management within the Asset
Management business segment. Amount for the six months ended June 30, 2010 included a loss of $951 million related to the planned disposition of Revel included within the Institutional Securities business segment and a gain of $775 million related to the legal settlement with DFS. Amounts for the three and six months ended June 30, 2009 included a gain of $310 million related to MSCI included within the Institutional Securities business segment.

Net Interest

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations

Total

(dollars in millions)

Three Months Ended June 30, 2010

Interest income

$
1,367

$
387

$
3

$
(2
)

$
1,755

Interest expense

1,481

99

25

(2
)

1,603

Net interest

$
(114
)

$
288

$
(22
)

$
—

$
152

Three Months Ended June 30, 2009

Interest income

$
1,388

$
265

$
4

$
(9
)

$
1,648

Interest expense

1,778

105

27

(65
)

1,845

Net interest

$
(390
)

$
160

$
(23
)

$
56

$
(197
)

Six Months Ended June 30, 2010

Interest income

$
2,775

$
726

$
9

$
(7
)

$
3,503

Interest expense

2,764

247

51

(92
)

2,970

Net interest

$
11

$
479

$
(42
)

$
85

$
533

Six Months Ended June 30, 2009

Interest income

$
3,406

$
491

$
11

$
(15
)

$
3,893

Interest expense

4,046

144

55

(91
)

4,154

Net interest

$
(640
)

$
347

$
(44
)

$
76

$
(261
)

Total Assets(1)

Institutional Securities

Global Wealth Management Group

Asset Management

Total

(dollars in millions)

At June 30, 2010

$
729,918

$
71,551

$
7,987

$
809,456

At December 31, 2009

$
719,232

$
44,154

$
8,076

$
771,462

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended June 30,

Six Months Ended June 30,

2010

2009

2010

2009

Net revenues

(dollars in millions)

Americas

$
5,663

$
4,523

$
11,862

$
7,112

Europe, Middle East, and Africa

1,717

7

3,730

66

Asia

570

667

1,436

916

Net revenues

$
7,950

$
5,197

$
17,028

$
8,094

19.
Japan Securities Joint Venture.

On May 1, 2010, the Company and MUFG closed the previously announced transaction to form a joint venture in Japan of their respective investment banking and securities businesses. MUFG and the Company have integrated their respective Japanese securities companies by forming two joint venture companies. MUFG contributed the investment banking, wholesale and retail securities businesses conducted in Japan by Mitsubishi UFJ Securities Co., Ltd. into one of the joint venture entities named Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”). The Company contributed the investment banking operations conducted in Japan by its subsidiary, MSMS, formerly known as Morgan Stanley Japan Securities Co., Ltd. into MUMSS (MSMS, together with MUMSS, the “Joint Venture”). MSMS will continue its sales and trading and capital markets business conducted in Japan. Following the respective contributions to the Joint Venture and a cash payment of 26 billion yen from MUFG to the Company at closing of the transaction (subject to certain post-closing cash adjustments), the Company owns a
40% economic interest in the Joint Venture and MUFG owns a 60% economic interest in the Joint Venture. The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS, while the Company holds a 51% voting interest and MUFG holds a 49% voting interest in MSMS. At May 1, 2010, the Company continues to include MSMS in its financial statements and accounts for its interest in MUMSS as an equity method investment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.
Discontinued Operations.

See Note 1 for
a discussion of the Company’s discontinued operations.

The table below provides information regarding amounts included in discontinued
operations:

Three Months Ended June 30,

Six Months Ended June 30,

2010

2009

2010

2009

(dollars in millions)

Net revenues(1):

Revel

$
—

$
(2
)

$
—

$
(3
)

Crescent

—

50

—

(10
)

Retail Asset Management

1,019

167

1,204

277

MSCI

—

35

—

131

Other

—

—

—

1

$
1,019

$
250

$
1,204

$
396

Pre-tax (loss) gain on discontinued operations(1):

Revel(2)

$
(25
)

$
(6
)

$
(963
)

$
(9
)

Crescent

—

(106
)

1

(412
)

Retail Asset Management(3)

916

81

982

114

MSCI(4)

—

515

—

537

DFS(5)

—

—

775

—

Other

—

(4
)

(4
)

(5
)

$
891

$
480

$
791

$
225

(1)
Amounts included eliminations of intersegment activity.

(2)
Amount included a loss of approximately $951 million in the six months ended June 30, 2010 in connection with the planned disposition of Revel.

(3)
Amount included a pre-tax gain of approximately $860 million in the quarter ended June 30, 2010 in connection with the sale of Retail Asset Management.

(4)
Amounts included a pre-tax gain on MSCI secondary offerings of $499 million in the quarter and six months ended June 30, 2009.

(5)
Amount relates to the legal settlement with DFS.

21.
Subsequent Events.

China
Investment Corporation.

On July 1, 2010, Moody’s announced that it was lowering the equity credit assigned to future, as well as outstanding, hybrid securities, such as the Company’s Equity Units that were issued to a subsidiary of CIC in December 2007. The terms of the Equity Units permit the Company to redeem the junior subordinated debentures underlying the
Equity Units upon the occurrence and continuation of such a change in equity credit (a “Rating Agency Event”). In response to this Rating Agency Event, the Company has obtained the necessary approvals from the Federal Reserve in connection with the redemption of the underlying debentures. As a consequence of such redemption these trust preferred securities will not be remarketed as would have been required under the terms of the Equity Units.

Long-Term Borrowings.

Subsequent
to June 30, 2010 and through July 31, 2010, the Company’s long-term borrowings (net of repayments) increased by approximately $4 billion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of June 30, 2010, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2010 and June 30, 2009, and the condensed consolidated statements of cash flows and changes in total equity for the six-month periods ended June 30, 2010 and June 30, 2009. These condensed consolidated financial statements are the responsibility of the management of the Company.

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

As discussed in Note 2 to the
condensed consolidated financial statements, effective January 1, 2010, the Company adopted FASB accounting guidance that addresses transfers of financial assets and extinguishments of liabilities and consolidation of variable interest entities.

/s/ Deloitte & Touche LLP

New York, New York

August 6, 2010

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

A summary of the activities of
each of the business segments is as follows:

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
For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Competition” and “Supervision and
Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and “Certain Factors Affecting Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended
December 31, 2009 (the “Form 10-K”) and “Other Matters—Regulatory Outlook” herein.

Discontinued
Operations.

Retail Asset Management Business.    On June 1, 2010, the Company completed the sale of
substantially all of its retail asset management business (“Retail Asset Management”), including Van Kampen Investments, Inc. (“Van Kampen”), to Invesco Ltd. (“Invesco”). The Company received $800 million in cash and approximately 30.9 million shares of Invesco stock upon sale, resulting in a cumulative after-tax gain of $673 million, of which $514 million was recorded in the quarter ended June 30, 2010. The remaining gain of $159 million, representing tax basis benefits, was recorded primarily in the quarter ended December 31, 2009. The results of Retail Asset Management are reported as discontinued operations within the Asset Management business segment for all periods presented.

The Company recorded the 30.9 million shares, representing approximately a 7% non-controlling interest in Invesco, as securities available for sale. See Note 5 to the condensed consolidated financial statements for additional information regarding securities available for sale.

Revel Entertainment Group, LLC.    On March 31, 2010, the Board of Directors
authorized a plan of disposal by sale for Revel Entertainment Group, LLC (“Revel”), a development stage enterprise and subsidiary of the Company that is primarily associated with a development property in Atlantic City, New Jersey. The results of Revel are reported as discontinued operations for all periods presented within the Institutional Securities business segment. The six months ended June 30, 2010 includes a loss of approximately $951 million in connection with such planned disposition.

MSCI Inc.    In May 2009, the Company divested all of its remaining ownership interest in
MSCI Inc. (“MSCI”). The results of MSCI are reported as discontinued operations through the date of sale within the Institutional Securities business segment.

Crescent.    Discontinued operations for the three and six months ended June 30, 2009 included operating results related to Crescent Real Estate Equities Limited Partnership (“Crescent”), a former real estate subsidiary of the Company. The Company completed the disposition of Crescent in the fourth quarter of 2009, whereby the Company transferred its ownership interest in Crescent to Crescent’s primary creditor in exchange for full release of liability on the related loans. The results of Crescent are reported as discontinued operations within the Asset Management business segment.

Discover.    On June 30, 2007, the Company completed the spin-off of its business segment Discover Financial
Services (“DFS”) to its shareholders. On February 11, 2010, DFS paid the Company $775 million in complete satisfaction of its obligations to the Company regarding the sharing of proceeds from the lawsuit against Visa and MasterCard.
The payment was recorded as a gain in discontinued operations for the six months ended June 30, 2010.

See Note 1 to the condensed
consolidated financial statements for additional information on discontinued operations.

Executive Summary.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts).

Three Months Ended June 30,

Six Months Ended June 30,

2010(1)

2009(1)(2)

2010(1)

2009(1)(2)

Net revenues:

Institutional Securities

$
4,502

$
2,967

$
9,846

$
4,568

Global Wealth Management Group

3,074

1,923

6,179

3,222

Asset Management

410

358

1,063

380

Intersegment Eliminations

(36
)

(51
)

(60
)

(76
)

Consolidated net revenues

$
7,950

$
5,197

$
17,028

$
8,094

Consolidated net income (loss)

$
1,984

$
33

$
3,995

$
(157
)

Net income (loss) applicable to non-controlling interests

24

(116
)

259

(129
)

Net income (loss) applicable to Morgan Stanley

$
1,960

$
149

$
3,736

$
(28
)

Income (loss) from continuing operations applicable to Morgan Stanley:

Institutional Securities

$
1,382

$
(122
)

$
3,115

$
39

Global Wealth Management Group

110

76

209

149

Asset Management

(44
)

(89
)

(30
)

(339
)

Intersegment Eliminations

(11
)

(3
)

(12
)

(4
)

Income (loss) from continuing operations applicable to Morgan Stanley

$
1,437

$
(138
)

$
3,282

$
(155
)

Amounts applicable to Morgan Stanley:

Income (loss) from continuing operations applicable to Morgan Stanley

$
1,437

$
(138
)

$
3,282

$
(155
)

Gain from discontinued operations applicable to Morgan Stanley, after tax(3)

523

287

454

127

Net income (loss) applicable to Morgan Stanley

$
1,960

$
149

$
3,736

$
(28
)

Earnings (loss) applicable to Morgan Stanley common shareholders

$
1,578

$
(1,256
)

$
2,990

$
(1,834
)

Earnings (loss) per basic common share:

Income (loss) from continuing operations

$
0.84

$
(1.36
)

$
1.96

$
(1.82
)

Net gain from discontinued operations(3)

0.36

0.26

0.31

0.11

Earnings (loss) per basic common share(4)

$
1.20

$
(1.10
)

$
2.27

$
(1.71
)

Earnings (loss) per diluted common share:

Income (loss) from continuing operations

$
0.80

$
(1.36
)

$
1.82

$
(1.82
)

Net gain from discontinued operations(3)

0.29

0.26

0.26

0.11

Earnings (loss) per diluted common share(4)

$
1.09

$
(1.10
)

$
2.08

$
(1.71
)

Regional net revenues(5):

Americas

$
5,663

$
4,523

$
11,862

$
7,112

Europe, Middle East and Africa

1,717

7

3,730

66

Asia

570

667

1,436

916

Consolidated net revenues

$
7,950

$
5,197

$
17,028

$
8,094

Three Months Ended June 30,

Six Months Ended June 30,

2010(1)

2009(1)(2)

2010(1)

2009(1)(2)

Average common equity (dollars in billions)(6):

Institutional Securities

$
17.5

$
18.1

$
17.4

$
19.2

Global Wealth Management Group

6.8

3.4

6.8

2.4

Asset Management

1.7

2.3

1.9

2.3

Parent capital(6)

13.6

7.9

12.6

6.1

Total from continuing operations

39.6

31.7

38.7

30.0

Discontinued operations

0.4

1.2

0.4

1.3

Consolidated average common equity

$
40.0

$
32.9

$
39.1

$
31.3

Return on average common equity(6):

Consolidated

17
%

N/M

17
%

N/M

Institutional Securities(6)

30
%

N/A

34
%

N/A

Global Wealth Management Group

6
%

N/A

6
%

N/A

Asset Management

N/M

N/A

N/M

N/A

Book value per common share(7)

$
29.65

$
27.21

$
29.65

$
27.21

Tangible common equity(8)

$
34,267

$
29,263

$
34,267

$
29,263

Tangible book value per common share(9)

$
24.53

$
21.53

$
24.53

$
21.53

Effective income tax rate from continuing operations(10)

12.9
%

54.6
%

15.6
%

75.3
%

Worldwide employees

62,926

61,197

62,926

61,197

Average liquidity (dollars in billions)(11):

Parent company liquidity

$
60

$
62

$
62

$
61

Bank and other subsidiary liquidity

92

95

91

90

Total liquidity

$
152

$
157

$
153

$
151

Capital ratios at June 30, 2010 and 2009(12):

Total capital ratio

17.0
%

17.1
%

17.0
%

17.1
%

Tier 1 capital ratio

16.5
%

15.8
%

16.5
%

15.8
%

Tier 1 leverage ratio

6.6
%

6.5
%

6.6
%

6.5
%

Tier 1 common ratio

9.2
%

8.4
%

9.2
%

8.4
%

Consolidated assets under management or supervision (dollars in billions)(13)(14):

Asset Management

$
251

$
242

$
251

$
242

Global Wealth Management Group

403

322

403

322

Total

$
654

$
564

$
654

$
564

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

Three Months Ended June 30,

Six Months Ended June 30,

2010(1)

2009(1)(2)

2010(1)

2009(1)(2)

Institutional Securities:

Pre-tax profit margin(15)

35
%

N/M

37
%

N/M

Global Wealth Management Group:

Global representatives

18,087

18,444

18,087

18,444

Annualized net revenue per global representative (dollars in thousands)(16)

$
679

$
671

$
682

$
661

Assets by client segment (dollars in billions):

$10 million or more

$
440

$
389

$
440

$
389

$1 million to $10 million

627

562

627

562

Subtotal $1 million or more

1,067

951

1,067

951

$100,000 to $1 million

389

412

389

412

Less than $100,000

44

57

44

57

Total client assets

$
1,500

$
1,420

$
1,500

$
1,420

Fee-based assets as a percentage of total client assets

26
%

23
%

26
%

23
%

Client assets per global representative (dollars in millions)(17)

$
83

$
77

83

$
77

Bank deposits (dollars in billions)(18)

$
110

$
106

$
110

$
106

Pre-tax profit margin(15)

7
%

N/M

8
%

2
%

Asset Management(13):

Assets under management or supervision (dollars in billions)(19)

$
251

$
242

$
251

$
242

Pre-tax profit margin(15)

N/M

N/M

8
%

N/M

N/M – Not Meaningful.

N/A – Not
Applicable.

(1)
Information includes MSSB effective May 31, 2009 (see Note 3 to the condensed consolidated financial statements).

(2)
Certain prior-period information has been reclassified to conform to the current period’s presentation.

(3)
See Note 1 to the condensed consolidated financial statements for information on discontinued operations.

(4)
For the calculation of basic and diluted EPS, see Note 14 to the condensed consolidated financial statements.

(5)
In the quarter and six months ended June 30, 2010, regional net revenues in Europe, Middle East and Africa included positive revenue related to the widening of the
Company’s credit spreads resulting from the decrease in fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected. In the quarter and six months ended June 30, 2009, regional net revenues included negative revenue related to the tightening of the Company’s credit spreads on such borrowings. Regional net revenues reflect the regional view of the Company’s consolidated net revenues, on a managed basis, based on the following methodology: Institutional Securities: advisory and equity underwriting—client location; debt underwriting—revenue recording location; sales and trading—trading desk location. Global Wealth
Management Group: global representative location. Asset Management: client location, except for the merchant banking business, which is based on asset location.

(6)
The computation of average common equity for each business segment is based upon the Company’s Required Capital framework (see “Liquidity and Capital
Resources—Required Capital” herein). Quarterly segment capital for 2009, however, has not been restated under this framework. As a result, the business segments’ return on average common equity from continuing operations for the quarter and six months ended June 30, 2009 is not available. The Required Capital framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. The return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. The effective tax rates used in the computation of business segment return on average common equity were determined on a separate entity basis. Excluding the effect of the discrete tax benefit in the six months ended June 30, 2010, the return on average common equity for the Institutional Securities business segment would have been
26%.

(7)
Book value per common share equals common shareholders’ equity of $41,415 million at June 30, 2010 and $36,989 million at June 30, 2009, divided by period end common shares outstanding of 1,397 million at June 30, 2010 and 1,359 million at June 30, 2009.

(8)
Tangible common equity is a non-Generally Accepted Accounting Principle (“GAAP”) financial measure that the Company considers to be a useful measure that the
Company and investors use to assess capital adequacy. For a discussion of tangible common equity, see “Liquidity and Capital Resources—The Balance Sheet” herein.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

(9)
Tangible book value per common share is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. Tangible book value per common share equals tangible common equity divided by period end common shares outstanding.

(10)
For a discussion of the effective income tax rate, see “Overview of the Quarter and Six Months ended June 30, 2010 Financial Results” herein.

(11)
For a discussion of average liquidity, see “Liquidity and Capital Resources—Liquidity Management Policies—Liquidity Reserves” herein.

(12)
Tier 1 common ratio is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. For a discussion of total capital ratio, Tier 1 capital ratio and Tier 1 leverage ratio, see “Liquidity and Capital Resources—Regulatory Requirements” herein. For a discussion of Tier 1 common ratio, see “Liquidity and Capital
Resources—The Balance Sheet” herein.

(13)
Amounts exclude the Company’s Retail Asset Management business that was sold to Invesco.

(14)
Revenues and expenses associated with these assets are included in the Company’s Asset Management and Global Wealth Management Group business segments.

(15)
Pre-tax profit margin is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess operating performance. Percentages represent income from continuing operations before income taxes as a percentage of net revenues.

(16)
Annualized net revenue per global representative for the quarter and six months ended June 30, 2010 and 2009 equals Global Wealth Management Group’s net revenues divided by the quarterly weighted average global representative headcount for the quarter and six months ended June 30, 2010 and 2009, respectively.

(17)
Client assets per global representative equal total period-end client assets divided by period-end global representative headcount.

(18)
Approximately $52 billion of the bank deposit balances at June 30, 2010 and $50 billion as of June 30, 2009 are held at Company-affiliated depositories with the remainder held at Citigroup Inc. (“Citi”) affiliated depositories. These deposit balances are held at certain of the Company’s Federal Deposit Insurance Corporation (the “FDIC”) insured depository institutions for the benefit of the Company’s clients through their accounts.

(19)
Amounts include Asset Management’s proportional share of assets managed by entities in which it owns a minority stake.

Global Market and Economic Conditions.

During the quarter and six months ended June 30, 2010, market and economic conditions were difficult and the quarter ended June 30, 2010 was more challenging than the quarter ended March 31, 2010. The difficult market and economic conditions experienced during the quarter ended June 30, 2010 have continued in July 2010.

In the U.S., major equity market indices ended the quarter and six months lower compared with the beginning of the quarter and the year, primarily due to investor concerns about U.S. regulatory reform within the financial services industry, a sharp temporary decline in stock prices on May 6, 2010 speculated to have been caused by high-speed electronic trading, the Gulf of Mexico oil spill and the sovereign debt crisis within the European region, partially offset by better than expected corporate earnings. Government and business spending increased, while certain sectors of the real estate market and consumer spending remained challenged. The unemployment rate decreased to 9.5% at June 30, 2010 from 10.0% at December 31, 2009. The Federal Open Market Committee kept its interest rates at historically low levels and, at June 30, 2010, the federal funds target rate was between zero and 0.25% and the discount rate was 0.75%.

In Europe, major equity market indices ended the quarter and six months lower compared with the beginning of the quarter and the year, as adverse economic developments and investor concerns about the outcome of regulatory stress testing of European banks continued to exert downward pressure on equity markets.
Industrial output in the region was primarily driven by German exports. The euro area unemployment rate remained relatively unchanged at approximately 10% at June 30, 2010. The European Central Bank kept its benchmark interest rate at 1.00% and the Bank of England kept its benchmark interest rate at 0.50%.

In Asia, industrial output was driven by exports from both China and Japan.
China’s economy also continued to benefit from government spending for capital projects, a significant amount of foreign currency reserves and a relatively high domestic savings rate. Equity markets in both China and Japan ended the quarter and six months lower compared with the beginning of the quarter and the year.

Overview of the Quarter and Six Months ended June 30, 2010 Financial Results.

The Company recorded net income applicable to Morgan Stanley of $1,960 million during the quarter ended June 30, 2010 compared with net income applicable to Morgan Stanley of $149 million in the quarter ended June 30, 2009. Comparisons with the prior year periods were affected by the results of MSSB, which closed on May 31, 2009. Results for the quarter ended June 30, 2010 included an after-tax gain in discontinued operations of $514 million related to the sale of Retail Asset Management (see Note 1 to the condensed consolidated financial statements). Results for the quarter ended June 30, 2010 also included a tax benefit of $345 million associated with the remeasurement of net unrecognized tax benefits and related interest based on new information regarding the status of federal and state examinations.

Results for the quarter ended June 30, 2009 included an after-tax gain of $310 million in discontinued operations reflecting a gain on the sale of the Company’s remaining ownership interest in MSCI.

Net revenues (total revenues less interest expense) increased to $7,950 million in the quarter ended June 30, 2010 from $5,197 million in the quarter ended June 30, 2009. Net revenues included positive revenue of approximately $750 million related to the widening of the Company’s credit spreads on certain long-term and short-term borrowings accounted for at fair value compared with losses of approximately $2.3 billion in the quarter ended June 30, 2009 related to the tightening of credit spreads on such borrowings. Non-interest expenses increased 8% to
$6,272 million from the prior year period, primarily due to higher non-compensation costs. Compensation and benefits expense increased 2% compared with the prior year quarter as higher compensation costs in the Global Wealth Management Group business segment related to MSSB were mostly offset by lower compensation costs in the Institutional Securities business segment. Non-compensation expenses increased 21%, primarily due to the inclusion of operating costs of MSSB. Diluted Earnings per Share (“EPS”) were $1.09 in the quarter ended June 30, 2010 compared with $(1.10) in the prior year period. Diluted EPS from continuing operations were $0.80 in the quarter ended June 30, 2010 compared with $(1.36) in the prior year period. The quarter ended June 30, 2009 included adjustments that reduced earnings per basic and diluted share by approximately $1.22 (see Notes 13 and 14 to the condensed consolidated financial statements for further information).

For the six months ended June 30, 2010, the Company recorded net income applicable to Morgan Stanley of $3,736 million compared with net loss applicable to Morgan Stanley of $28 million a year ago. Net revenues increased 110% to $17,028 million and non-interest expenses increased 38% to $12,834 million from the prior year period. Diluted EPS were $2.08 compared with $(1.71) a year ago. Diluted EPS from continuing operations were $1.82 compared with $(1.82) a year ago.

The Company’s effective income tax rate from
continuing operations was 12.9% and 15.6% for the quarter and six months ended June 30, 2010 compared with 54.6% and 75.3% for the quarter and six months ended June 30, 2009, respectively. The results for the quarter and six months ended
June 30, 2010 included the previously mentioned tax benefit of $345 million, or $0.20 per diluted share. The results for the six months ended June 30, 2010 also included a tax benefit of $382 million, or $0.20 per diluted share, related to the reversal of U.S. deferred tax liabilities associated with prior-years’ undistributed earnings of certain non-U.S. subsidiaries that were determined to be indefinitely reinvested abroad. The results for the six months ended June 30,
2009 included a tax benefit of $331 million, or $0.31 per diluted share, resulting from the cost of anticipated repatriation of non-U.S. earnings at lower than previously estimated tax rates. Excluding the benefits noted above, the effective tax rate from continuing operations in the quarter and six months ended June 30, 2010 would have been 33.5% and 32.9%, respectively. Excluding the benefit noted above, the effective tax rate from continuing operations in the six months ended June 30, 2009 would have been 48.0%. The decrease in the effective tax rate in the quarter and six months ended June 30, 2010 compared with the prior year periods is reflective of the level and geographic mix of earnings.

Institutional Securities.    Institutional Securities recorded income from continuing
operations before income taxes of $1,570 million in the quarter ended June 30, 2010, compared with a loss from continuing operations before income taxes of $298 million in the quarter ended June 30, 2009.

Net revenues increased to $4,502 million in the quarter ended June 30, 2010, from $2,967 million in the quarter ended June 30, 2009, which reflected gains of approximately $746 million resulting from the widening of the Company’s credit spreads on certain long-term and short-term borrowings accounted for at fair value, compared with losses of approximately $2.3 billion from the tightening of the Company’s credit spreads on such borrowings in the prior year period.

Investment banking revenues decreased 21% to $885 million from the prior year period, primarily reflecting lower equity and fixed income underwritings, partially offset by higher advisory fees from merger, acquisition and restructuring transactions. Advisory fees from merger, acquisition and restructuring transactions were $288 million, an increase of 7% and reflected higher levels of completed activity from the comparable period of 2009. Underwriting revenues of $597 million decreased 30% from the quarter ended June 30, 2009 due to lower levels of market activity. Equity underwriting revenues decreased 41% to $269 million. Fixed income underwriting revenues decreased 18% to $328 million.

Equity sales and trading revenues increased 82% to $1,415 million in the quarter ended June 30, 2010 from the comparable period of 2009. Equity sales and trading revenues reflected positive revenue of $129 million in the quarter ended June 30, 2010 due to the widening of the Company’s credit spreads resulting from the decrease in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected, compared with losses of $757 million in the quarter ended June 30,
2009, related to the tightening of the Company’s credit spreads. Lower net revenues from cash and derivative products reflected a challenging trading environment, partially offset by improved customer flows.

Fixed income sales and trading revenues increased 160% to $2,345 million in the quarter ended June 30, 2010 from $903 million in the prior year quarter. Results in the quarter ended June 30, 2010 included positive revenue of approximately $602 million due to the widening of the Company’s credit spreads resulting from the decrease in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected, compared with losses of approximately $1.3 billion in the prior year quarter from the tightening of the Company’s credit spreads.
Interest rate, credit and currency product revenues decreased 49% in the quarter ended June 30, 2010 reflecting a challenging trading environment, partially offset by strong client revenues. Interest rate, currency and credit product net revenues in the quarter ended June 30, 2009 reflected favorable positioning in volatile markets. Commodity net revenues increased 30% in the quarter ended June 30, 2010, primarily due to higher revenues recognized on structured transactions.

In the quarter ended June 30, 2010, other sales and trading net revenues reflected a net loss of $101 million compared with net gains of $35 million in the quarter ended June 30, 2009. Results for the quarter ended June 30, 2010 included net losses of $277 million associated with loans and lending commitments compared with net gains of approximately $633 million in the prior year quarter. Results in the current quarter also included gains of $176 million related to other hedging activities. Results in the quarter ended June 30, 2009 also included a negative adjustment of $195 million, reflecting the improvement in the Company’s debt-related credit spreads on certain debt related to China Investment Corporation (“CIC’s”) investment in the Company and losses of approximately $400 million from mark-to-market movements on swaps previously designated as hedges of a portion of the Company’s long-term debt and other hedging activities.

Principal
transaction net investment losses of $68 million were recognized in the quarter ended June 30, 2010 compared with net investment losses of $184 million in the quarter ended June 30, 2009. The losses in the current quarter were primarily due to lower equity valuations. The losses in the quarter ended June 30, 2009 were primarily related to principal investments in real estate funds and investments associated with certain employee deferred compensation plans.

Non-interest expenses decreased 10% in the quarter ended June 30, 2010, primarily due to lower compensation expense. Compensation and benefits expense decreased 22% in the quarter ended June 30, 2010 primarily due to lower net revenues, excluding the impact of the Company’s debt-related credit spreads. Non-compensation expenses increased 12% in the quarter ended June 30, 2010 and reflected higher provisions for litigation and regulatory proceedings, and brokerage and clearing expenses.

Global Wealth Management
Group.    Global Wealth Management Group recorded income from continuing operations before income taxes of $207 million in the quarter ended June 30, 2010 compared with a loss of $71 million in the prior year quarter. Comparisons of the current quarter results with the prior year period were affected by the results of MSSB, which closed on May 31, 2009.

Net revenues were $3,074 million, a 60% increase over the prior year quarter, primarily related to incremental net revenues from MSSB. Client assets in fee-based accounts increased to $396 billion and represented 26% of total client assets at June 30, 2010, compared with $325 billion and 23% at June 30, 2009, respectively. Total client asset balances increased to $1,500 billion at
June 30, 2010 from $1,420 billion at June 30, 2009.

Non-interest expenses increased 44% in the quarter ended June 30, 2010 and included higher costs related to the consolidation of operating expenses of MSSB, the amortization of MSSB’s intangible assets, and deal closing costs of $6 million and integration costs of $106 million for MSSB. Compensation and benefits expense increased 44% in the quarter ended June 30, 2010, primarily reflecting the consolidation of MSSB. The number of global representatives was 18,087 at June 30, 2010 compared with 18,444 at June 30, 2009.

Asset Management.    Asset Management recorded a loss from continuing operations before income taxes of $86 million in the quarter ended June 30, 2010 compared with a loss of $210 million in the quarter ended June 30, 2009. Net revenues were $410 million compared with $358 million from the prior year period. The increase was due to net investment gains in the Company’s merchant banking business, compared with net investment losses in the prior year period, partly offset by a decrease in revenues in the core businesses, which includes traditional equity and fixed income funds, hedge funds and funds of funds. The prior year quarter included gains of $128 million related to the disposition of the remaining securities issued by structured investment vehicles held on the Company’s condensed consolidated statements of financial condition. Assets under management or supervision within Asset Management were $251 billion at June 30, 2010, up from $242 billion at June 30, 2009, an increase of 4%. This increase reflected market appreciation, partially offset by net customer outflows primarily in the Company’s money market funds. Non-interest expenses decreased 13% in the quarter ended June 30, 2010 compared with the quarter ended June 30, 2009, reflecting a decrease in compensation and benefits expense and non-compensation expense. The decrease in compensation and benefits expense primarily reflected principal investment losses associated with employee deferred compensation and co-investment plans compared with gains in the prior year period, partially offset by certain international tax equalization payments.

Certain Factors Affecting Results of Operations, Total Equity and Earnings Per
Common Share.

The Company’s results of operations may be materially affected by market fluctuations and by economic factors. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global nature, including the effect of political and economic conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income and credit markets, including corporate and mortgage (commercial and residential) lending and commercial real estate investments; the impact of current, pending and future legislation (including the recently enacted financial reform legislation), regulation, and legal actions in the U.S. and worldwide, the level and volatility of equity, fixed income and commodity prices, and interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor sentiment and confidence in the financial markets; the Company’s reputation; the actions and initiatives of current and potential competitors; and technological changes. Such factors also may have an impact on the Company’s ability to achieve its strategic objectives on a global basis. For a further discussion of these and other important factors that could affect the Company’s business, see “Competition” and “Supervision and Regulation” in Part I, Item 1, and “Risk Factors” in Part I, Item 1A of the
Form 10-K and “Other Matters—Regulatory Outlook” in Part I, Item 2 herein.

Results of Operations and Total Equity.

The following items significantly affected the Company’s results of operations in the quarters and six months ended June 30, 2010 and 2009.

Morgan Stanley Debt.    Net revenues reflected gains of approximately $750 million and approximately $803 million in the quarter and six months ended June 30, 2010, respectively, from the widening of the Company’s credit spreads on certain long-term and short-term borrowings, including structured notes and junior subordinated debentures that are accounted for at fair value. In the quarter and six months ended June 30, 2009, net revenues reflected losses of approximately $2.3 billion and approximately $4.0 billion, respectively, from the tightening of the Company’s credit spreads on such borrowings.

In addition, in the quarter and six months ended June 30, 2009 the Company recorded gains of approximately $270 million and $515 million, respectively, from repurchasing its debt in the open market.

Gain
on Sale of Retail Asset Management.    On June 1, 2010, the Company completed the sale of Retail Asset Management, including Van Kampen, to Invesco. The Company received $800 million in cash and approximately
30.9 million shares of Invesco stock upon sale, resulting in a cumulative after-tax gain of $673 million, of which $514 million was recorded in the quarter ended June 30, 2010. The remaining gain of $159 million, representing tax basis benefits, was recorded primarily in the quarter ended December 31, 2009. The results of Retail Asset Management are reported as discontinued operations within the Asset Management business segment for all periods presented. The Company recorded the 30.9 million shares, representing approximately a 7% minority interest in Invesco, as securities available for sale.

Gain on
Sale of Non-Controlling Interest.    In connection with the closing of the previously announced transaction between the Company and Mitsubishi UFJ Financial Group, Inc. (“MUFG”) to form a joint venture in
Japan, the Company recorded an after-tax gain of $717 million from the sale of a non-controlling interest in its Japanese institutional securities business. This gain was recorded in Paid-in capital in the Company’s condensed consolidated statements of financial condition at June 30, 2010 and changes in total equity for the six months ended June 30, 2010. See “Other Matters—Japan Securities Joint Venture” herein for further information.

Income Tax Benefit.    In the quarter and six months ended June 30, 2010, the Company recognized tax benefits of
$345 million and $727 million, respectively. The quarter and six months ended June 30, 2010 included a tax benefit of $345 million associated with the remeasurement of net unrecognized tax benefits and related interest based on new information regarding the status of federal and state examinations. The six months ended June 30, 2010 also included a tax benefit of $382 million related to the reversal of
U.S. deferred tax liabilities associated with prior-years’ undistributed earnings of certain non-U.S. subsidiaries that were determined to be indefinitely reinvested abroad. In the six months ended June 30, 2009, the Company recognized a tax benefit of $331 million resulting from the cost of anticipated repatriation of non-U.S. earnings at lower than previously estimated tax rates.

U.K. Tax.    During the quarter ended June 30, 2010, the Company recognized a charge of $361 million in Compensation and benefits expense relating to the U.K. government’s payroll tax on 2009 discretionary bonuses. The Company expects to pay the payroll tax in August 2010.

Mortgage-Related Trading.    In the quarter and six months ended June 30, 2010, the Company recorded mortgage-related trading gains of approximately $300 million and $600 million, respectively, primarily related to commercial mortgage-backed securities and commercial whole loan positions and non-subprime residential mortgages.

In the quarter and six months ended June 30, 2009, the Company recorded mortgage-related trading losses of approximately $400 million and $300 million, respectively. The quarter ended June 30, 2009 included losses on commercial mortgage-backed securities and commercial whole loan positions and U.S. subprime mortgage proprietary trading exposures. The six months ended June 30,
2009 included losses on U.S. subprime mortgage proprietary trading exposures and non-subprime residential mortgages, partially offset by gains on commercial mortgage-backed securities and commercial whole loan positions.

Corporate Lending.    The Company recorded the following amounts primarily associated with loans and lending commitments carried at fair value within the Institutional Securities business segment:

Three Months Ended June 30,

Six Months Ended June 30,

2010(1)

2009(1)

2010(1)

2009(1)

(dollars in billions)

Gains (losses) on loans and lending commitments

$
(0.4
)

$
2.5

$
(0.2
)

$
2.2

Gains (losses) on hedges

0.1

(1.9
)

(0.1
)

(2.0
)

Total (losses) gains

$
(0.3
)

$
0.6

$
(0.3
)

$
0.2

(1)
Amounts include realized and unrealized gains (losses).

Monoline Insurers.    Monoline insurers (“Monolines”) provide credit enhancement to capital markets transactions. The quarter ended June 30, 2010 included losses of $186 million related to Monoline credit exposures compared with gains of $72 million in the quarter ended June 30, 2009. The six months ended June 30, 2010 included losses of $330 million compared to gains of $56 million in the prior year period. The current credit environment continued to affect the ability of such financial guarantors to provide credit enhancement to existing capital market transactions. The
Company’s direct exposure to Monolines is limited to bonds that are insured by Monolines and to derivative contracts with a Monoline as counterparty (principally an affiliate of MBIA Inc.). The Company’s exposure to Monolines at
June 30, 2010 consisted primarily of $1.5 billion in insured municipal bond securities, $108 million of mortgage and asset-backed securities enhanced by financial guarantees, and approximately $155 million in net counterparty exposure
(gross exposure of approximately $5.1 billion net of cumulative credit valuation adjustments of approximately $2.8 billion and net of hedges). Net counterparty exposure is defined as potential loss to the Company over a period of time in an event of
100% default of a Monoline, assuming zero recovery. The Company’s hedging program for Monoline risk includes the use of transactions that effectively mitigate certain market risk components of existing underlying transactions with the
Monolines. The Company’s hedging program for Monoline counterparty exposure is becoming more costly, and as such, the losses in the quarter ended June 30, 2010 reflect those additional costs, as well as increases in credit valuation adjustments that were not offset by corresponding gains on hedges. The Company continues to proactively manage its Monoline exposure, but as market conditions continue to evolve, additional losses could be incurred.

Employee Benefit Plans.    On June 1, 2010, Morgan Stanley Employees
Retirement Plan (the “Pension Plan”) for U.S. participants was amended to cease accruals of benefits under the Pension Plan effective January 1, 2011. Any benefits earned by participants under the Pension Plan at December 31,
2010 will be preserved and will be payable in the future based on the Pension Plan’s provisions. In addition, the Company will not accrue any future service costs after December 31, 2010. As a result, the Company reduced Compensation and benefits expense by approximately $51 million on the condensed consolidated statements of income for the quarter ended June 30, 2010. Additionally, the Company remeasured the obligation and assets of the Pension Plan at
May 31, 2010 and recognized a gain of $166 million ($102 million after-tax) on the condensed consolidated statements of comprehensive income, after reflecting the $51 million reduction in Compensation and benefits expense.

MSSB.    During the quarter and six months ended June 30, 2010, the Company recorded deal closing costs of approximately $6 million and $12 million, respectively, and integration costs of approximately $106 million and $206 million, respectively. During the quarter and six months ended June 30, 2009, the Company recorded deal closing costs of approximately $204 million and $214 million, respectively, and integration costs of approximately $41 million and $71 million, respectively. The deal closing costs in 2009 include a one-time expense of $124 million for replacement of deferred compensation awards for MSSB retirement-eligible employees. The costs of these replacement awards were fully allocated to Citi.

Real
Estate Investments.    The Company recorded losses in the following business segments related to real estate investments. These amounts exclude investments that benefit certain deferred compensation and employee co-investment plans.

Three Months Ended June 30,

Six Months Ended June 30,

2010

2009

2010

2009

(dollars in billions)

Institutional Securities

Continuing operations(1)

$
—

$
(0.3
)

$
—

$
(0.8
)

Discontinued operations(2)

—

—

(0.9
)

—

Total Institutional Securities

—

(0.3
)

(0.9
)

(0.8
)

Asset Management:

Continuing operations(3)

—

(0.3
)

—

(0.5
)

Discontinued operations(2)

—

(0.1
)

—

(0.4
)

Total Asset Management

—

(0.4
)

—

(0.9
)

Total

$
—

$
(0.7
)

$
(0.9
)

$
(1.7
)

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

See “Other Matters—Real
Estate” herein for further information.

Settlement with DFS.    On February 11, 2010, the Company
and DFS entered into an agreement in which each party released the other party from claims related to the sharing of proceeds from the lawsuit against Visa and MasterCard. In addition, the Company and DFS entered into an agreement to provide that payments made by DFS to the Company in satisfaction of its obligations under the special dividend declared by DFS in June 2007, shall not exceed $775 million. Also on February 11, 2010, DFS paid the Company $775 million in complete satisfaction of its obligations to the Company under the special dividend. This payment is included in discontinued operations in the condensed consolidated statement of income for the six months ended June 30, 2010.

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

Structured Investment Vehicles.    The Company
recognized gains of $128 million and $171 million in the quarter and six months ended June 30, 2009, respectively, related to securities issued by structured investment vehicles (“SIVs”) included in the Company’s condensed consolidated statements of financial condition.

EPS.    The quarter ended June 30, 2009 included
adjustments that reduced earnings per basic and diluted share by approximately $1.22. Such adjustments included $850 million related to the accelerated amortization of the issuance discount on the Company’s Fixed Rate Cumulative Perpetual
Preferred Stock, Series D, par value $0.01 per share, liquidation preference $1,000 per share (the “Series D Preferred Stock”) as a result of the Company’s repurchase of the Series D Preferred Stock, $202 million related to the repurchase by the Company of a portion of its Series C Non-Cumulative Non-Voting Perpetual Preferred Stock and MUFG’s related purchase of common stock and other preferred dividends and amortization of $353 million. See Note 13 to the consolidated financial statements for the year ended December 31, 2009 included in the Form 10-K for further information.

Business Segments.

Substantially all of the Company’s operating revenues and operating expenses can be directly attributed to its business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective revenues or other relevant measures.

As
a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations primarily represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by the Asset Management business segment to the Global Wealth Management Group business segment associated with sales of certain products and the related compensation costs paid to the Global Wealth Management Group business segment’s global representatives. Intersegment Eliminations also reflect the effect of fees paid by the Institutional Securities business segment to the Global Wealth Management Group business segment related to the bank deposit program. Losses from continuing operations before income taxes recorded in Intersegment Eliminations were $13 million and $5 million in the quarters ended June 30, 2010 and 2009, respectively, and $15 million and $7 million in the six months ended June 30, 2010 and 2009, respectively.

See “Other Matters—Segments” herein for further information regarding transactions affecting the Global Wealth Management Group and
Institutional Securities business segments.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

Three Months Ended June 30,

Six Months Ended
June 30,

2010

2009

2010

2009

(dollars in millions)

Revenues:

Investment banking

$
885

$
1,126

$
1,772

$
1,937

Principal transactions:

Trading

3,109

1,520

6,520

2,626

Investments

(68
)

(184
)

106

(974
)

Commissions

625

565

1,206

1,077

Asset management, distribution and administration fees

39

19

65

45

Other

26

311

166

497

Total non-interest revenues

4,616

3,357

9,835

5,208

Interest income

1,367

1,388

2,775

3,406

Interest expense

1,481

1,778

2,764

4,046

Net interest

(114
)

(390
)

11

(640
)

Net revenues

4,502

2,967

9,846

4,568

Compensation and benefits

1,638

2,109

3,809

3,149

Non-compensation expenses

1,294

1,156

2,400

2,181

Total non-interest expenses

2,932

3,265

6,209

5,330

Income (loss) from continuing operations before income taxes

1,570

(298
)

3,637

(762
)

Provision for (benefit from) income taxes

197

(168
)

527

(775
)

Income (loss) from continuing operations

1,373

(130
)

3,110

13

Discontinued operations:

(Loss) gain from discontinued operations

(25
)

508

(963
)

525

Provision for income taxes

—

193

—

199

(Loss) gain from discontinued operations

(25
)

315

(963
)

326

Net income

1,348

185

2,147

339

Net (loss) income applicable to non-controlling interests

(9
)

3

(5
)

(10
)

Net income applicable to Morgan Stanley

$
1,357

$
182

$
2,152

$
349

Amounts attributable to Morgan Stanley common shareholders:

Income (loss) from continuing operations, net of tax

$
1,382

$
(122
)

$
3,115

$
39

(Loss) gain from discontinued operations, net of tax

(25
)

304

(963
)

310

Net income applicable to Morgan Stanley

$
1,357

$
182

$
2,152

$
349

Investment Banking.    Investment banking revenues for the quarter ended June 30,
2010 decreased 21% from the comparable period of 2009, primarily reflecting lower equity and fixed income underwritings, partially offset by higher advisory fees from merger, acquisition and restructuring transactions. Advisory fees from merger, acquisition and restructuring transactions were $288 million, an increase of 7% and reflected higher levels of completed activity from the comparable period of 2009. Underwriting revenues of $597 million decreased 30% from the quarter ended
June 30, 2009 due to lower levels of market activity. Equity underwriting revenues decreased 41% to $269 million. Fixed income underwriting revenues decreased 18% to $328 million.

Investment banking revenues in the six months ended June 30, 2010 decreased 9% from the comparable period of 2009, primarily due to lower equity and fixed income underwritings and lower advisory revenues.

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

See “Other Matters—Segments” and “Other Matters—Dividend Income” herein for further information.

Total sales and trading revenues increased 113% in the quarter ended June 30, 2010 from the comparable period of 2009.

Sales and trading revenues by business were as follows:

Three Months Ended June 30,

Six Months Ended
June 30,

2010

2009(1)

2010

2009(1)

(dollars in millions)

Equity

$
1,415

$
776

$
2,834

$
1,730

Fixed income

2,345

903

5,068

2,147

Other(2)

(101
)

35

(100
)

(769
)

Total sales and trading revenues

$
3,659

$
1,714

$
7,802

$
3,108

(1)
All prior-period amounts have been reclassified to conform to the current period’s presentation.

(2)
Other sales and trading net revenues primarily include net gains (losses) from loans and lending commitments and related hedges associated with the Company’s
Institutional Securities’ lending and other corporate activities.

Equity.    Equity sales and
trading revenues increased 82% to $1,415 million in the quarter ended June 30, 2010 from the comparable period of 2009. Equity sales and trading revenues reflected positive revenue of approximately $129 million in the quarter ended
June 30, 2010 due to the widening of the Company’s credit spreads resulting from the decrease in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected, compared with losses of approximately $757 million in the quarter ended June 30, 2009, related to the tightening of the Company’s credit spreads. Lower net revenues from cash and derivative products reflected a challenging trading environment, partially offset by improved customer flows.

In the quarter ended June 30, 2010 equity sales and
trading revenues also reflected unrealized losses of approximately $60 million related to changes in the fair value of net derivative contracts attributable to the widening of the counterparties’ credit default spreads compared with unrealized gains of approximately $150 million related to changes in the fair value of net derivative contracts attributable to the tightening of the counterparties’ credit default spreads in the quarter ended June 30, 2009. The Company also recorded unrealized gains of $80 million in the quarter ended June 30, 2010 related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s credit default swap spreads compared with unrealized losses of approximately $92 million in the quarter ended June 30, 2009 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s credit default swap spreads. The unrealized gains and losses on credit default spreads do not reflect any gains or losses on related hedging instruments.

Fixed Income.    Fixed income sales and trading revenues increased 160% to $2,345 million in the quarter ended June 30, 2010 from $903 million in the prior year quarter. Interest rate, credit and currency product revenues decreased 49% in the quarter ended June 30, 2010 reflecting a challenging trading environment, partially offset by strong client revenues. Interest rate, currency and credit product net revenues in the quarter ended June 30, 2009 reflected favorable positioning in volatile markets. Results in the quarter ended June 30, 2010 included positive revenue of approximately $602 million due to the widening of the Company’s credit spreads resulting from the decrease in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected compared with losses of approximately $1.3 billion from the tightening of the Company’s credit spreads. Commodity net revenues increased 30% in the quarter ended June 30, 2010, primarily due to higher revenues recognized on structured transactions.

In the quarter ended June 30, 2010, fixed income sales and trading revenues reflected net unrealized losses of $820 million related to changes in the fair value of net derivative contracts attributable to the widening of the counterparties’ credit default spreads compared with unrealized gains of approximately
$2,496 million in the quarter ended June 30, 2009 from the tightening of the counterparties’ credit default spreads. The Company also recorded unrealized gains of $919 million in the quarter ended June 30, 2010, related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s credit default swap spreads compared with unrealized losses of approximately $1,095 million in the quarter ended June 30, 2009 related to the tightening of the Company’s credit default spreads. The unrealized gains and losses on credit default spreads do not reflect any gains or losses on related hedging instruments.

Other.    In addition to the equity and fixed income sales and trading revenues discussed above, sales and trading revenues include other trading revenues, consisting primarily of certain activities associated with the Company’s corporate lending activities. In the quarter ended June 30, 2010, other sales and trading net revenues reflected a net loss of $101 million compared with net gains of $35 million in the quarter ended June 30, 2009. Results for the quarter ended June 30, 2010 included net losses of $277 million (mark-to-market valuations and realized losses of $388 million, partially offset by gains on related hedges of $111 million) associated with loans and lending commitments. Results for the prior year quarter included net gains of approximately $633 million (mark-to-market valuations and realized gains of approximately
$2,520 million partially offset by losses on related hedges of approximately $1,887 million) associated with loans and lending commitments largely related to certain “event-driven” lending to non-investment grade companies. The valuation of these commitments could change in future periods depending on, among other things, the extent that they are renegotiated or repriced or if the associated acquisition transaction does not occur. Results in the quarter ended June 30, 2010 also included gains of $176 million related to other hedging activities. Results in the quarter ended June 30, 2009 also included a negative adjustment of $195 million, reflecting the improvement in the Company’s debt-related credit spreads on certain debt related to CIC’s investment in the Company and losses of approximately $400 million from mark-to-market movements on swaps previously designated as hedges of a portion of the Company’s long-term debt and other hedging activities.

Sales and Trading Revenues in the Six Months Ended June 30, 2010.    Total sales and trading
revenues increased 151% in the six months ended June 30, 2010 from the comparable period of 2009, reflecting higher equity and fixed income sales and trading revenues and lower losses on other sales and trading revenues. Equity sales and trading revenues increased 64% primarily due to positive revenues of approximately $177 million in the six months ended June 30, 2010 due to the widening of the Company’s debt-related credit spreads compared with negative revenue of approximately $1.3 billion in the six months ended June 30, 2009 due to the tightening of the Company’s debt-related credit spreads. Lower net revenues from derivative and equity cash products were partially offset by higher revenues in prime brokerage. Fixed income sales and trading revenues increased 136% primarily due to gains of approximately $604 million in the six months ended June 30, 2010 due to the widening of the Company’s debt-related credit spreads compared with negative revenue of approximately $2.3 billion in the six month ended June 30, 2009 due to the tightening of such spreads. This increase in fixed income sales and trading revenues was partially offset by lower revenues in interest rate, credit and currency products and commodity products. In the six months ended June 30, 2010, other sales and trading losses were $100 million compared with losses of $769 million in the six months ended June 30, 2009. Results in the six months ended June 30, 2010 included losses related to certain activities associated with the Company’s corporate lending activities. Results in the six months ended June 30, 2009 included losses reflecting the improvement in the Company’s debt-related credit spreads on certain debt related to CIC’s investment in the
Company. Results in the six months ended June 30, 2010 also included losses related to securities in the Company’s domestic subsidiary banks, Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (formerly, Morgan
Stanley Trust).

Principal Transactions—Investments.    Principal transaction net investment losses of
$68 million and net investment gains of $106 million were recognized in the quarter and six months ended June 30, 2010 compared with net investment losses of $184 million and $974 million in the quarter and six months ended
June 30, 2009, respectively. The losses in the quarter ended June 30, 2010 were primarily due to lower equity valuations. The gains in the six months ended June 30, 2010 and the losses in the quarter and six months ended June 30,
2009 were primarily related to principal investments in real estate funds and investments associated with certain employee deferred compensation plans.

Other.    Other revenues decreased 92% and 67% in the quarter and six months ended June 30, 2010, respectively.
The quarter and six months ended June 30, 2009 primarily included gains of approximately $254 million and $487 million, respectively, related to the Company’s repurchase of its debt in the open market, partially offset by an impairment charge on certain loans. The decrease in the six months ended June 30, 2010 was partially offset by higher net servicing fee income.

Non-interest Expenses.    Non-interest expenses decreased 10% and increased 16% in the quarter and six months ended
June 30, 2010. The decrease in the quarter was primarily due to lower compensation expense. The increase in the six months was primarily due to higher compensation expense. Compensation and benefits expenses decreased 22% in the quarter ended
June 30, 2010 primarily due to lower net revenues, excluding the impact of the Company’s debt-related credit spreads. Compensation and benefits expenses in the quarter and six months ended June 30, 2010 included a charge of $354 million related to the U.K. government’s payroll tax on 2009 discretionary bonuses. Compensation and benefits expenses increased 21% in the six months ended June 30, 2010, primarily due to a higher level of net revenues. Non-compensation expenses increased 12% and 10% in the quarter and six months ended June 30, 2010. Occupancy and equipment expense decreased 7% and 14% in the quarter and the six months ended June 30, 2010, primarily due to lower leasing costs and lease exiting costs that were incurred in the prior year periods. Brokerage, clearing and exchange fees increased 40% in the quarter and six months ended June 30, 2010, primarily due to increased trading activity. Information processing and communications expense increased 10% and 9% in the quarter and six months ended June 30, 2010, primarily due to higher data processing and data storage costs. Marketing and business development expense increased 61% and 47% in the quarter and six months ended June 30, 2010, primarily due to higher levels of business activity. Professional services expense increased 25% and 16% in the quarter and six months ended June 30, 2010, respectively, primarily due to higher legal and consulting expenses. Other expenses decreased 17% and 14% in the quarter and six months ended June 30, 2010, primarily due to an insurance recovery in the quarter and six months ended June 30, 2010 and a loss provision in deferred compensation plans reflected in the quarter and six months ended June 30, 2009. These decreases were partially offset by higher provisions for litigation and regulatory proceedings, including $102.7 million related to the Assurance of Discontinuance entered into by the Company and the Office of the Attorney General for the Commonwealth of Massachusetts (see Part II—“Other Information—Legal Proceedings”).

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

Three Months Ended June 30,

Six Months Ended June 30,

2010

2009

2010

2009

(dollars in millions)

Revenues:

Investment banking

$
201

$
165

$
374

$
226

Principal transactions:

Trading

249

303

591

549

Investments

—

1

6

(13
)

Commissions

692

412

1,374

674

Asset management, distribution and administration fees

1,572

816

3,200

1,327

Other

72

66

155

112

Total non-interest revenues

2,786

1,763

5,700

2,875

Interest income

387

265

726

491

Interest expense

99

105

247

144

Net interest

288

160

479

347

Net revenues

3,074

1,923

6,179

3,222

Compensation and benefits

1,966

1,362

3,938

2,206

Non-compensation expenses

901

632

1,756

968

Total non-interest expenses

2,867

1,994

5,694

3,174

Income (loss) from continuing operations before income taxes

207

(71
)

485

48

Provision for (benefit from) income taxes

61

(29
)

125

17

Income (loss) from continuing operations

146

(42
)

360

31

Net income (loss)

146

(42
)

360

31

Net income (loss) applicable to non-controlling interests

36

(118
)

151

(118
)

Net income applicable to Morgan Stanley

$
110

$
76

$
209

$
149

On May 31, 2009, MSSB was formed (see Note 3 to the consolidated financial statements for the year ended
December 31, 2009 included in the Form 10-K). The Company owns 51% of MSSB, which is consolidated. As a result, the operating results for MSSB are included in the Global Wealth Management Group business segment since May 31, 2009. Net income applicable to non-controlling interests of $36 million and $151 million, respectively, in the quarter and six months ended June 30, 2010 primarily represents Citi’s interest in MSSB. Net loss applicable to non-controlling interests of $118 million in the quarter and six months ended June 30, 2009 represents Citi’s interest in MSSB for the one month period ended June 30, 2009.

Investment Banking.    Investment banking revenues increased 22% and 65% in the quarter and six months ended
June 30, 2010, respectively, primarily due to the consolidation of operating revenues of MSSB.

Principal
Transactions—Trading.    Principal transactions trading revenues decreased 18% in the quarter ended June 30, 2010, primarily due to lower revenues from fixed income securities and net losses related to investments associated with certain employee deferred compensation plans. Higher revenues from municipals and foreign-exchange related securities partially offset the decrease. Principal transactions trading revenues increased 8% in the six months ended June 30, 2010, partially due to the consolidation of the operating revenues of MSSB, partially offset by net losses related to investments associated with certain employee deferred compensation plans.

Principal Transactions—Investments.    Principal transaction net investment gains were $6 million in the six months ended June 30, 2010 compared with net investment losses of $13 million in the six months ended

June 30, 2009. The results in the six months ended June 30, 2010 primarily reflected gains related to investments associated with certain employee deferred compensation plans compared with losses on such plans in the prior year period.

Commissions.    Commission revenues increased 68% and
104% in the quarter and six months ended June 30, 2010, respectively, reflecting the consolidation of operating revenues of MSSB and higher client activity.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees
increased 93% and 141% in the quarter and six months ended June 30, 2010, respectively, primarily due to the consolidation of the operating revenues of MSSB. From June 2009 until April 1, 2010, revenues in the bank deposit program were primarily included in Asset management, distribution and administration fees. Prior to June 2009, these revenues were previously reported in Interest income. The change was the result of agreements that were entered into in connection with the MSSB transaction. Beginning on April 1, 2010, revenues in the bank deposit program held at Morgan Stanley depository institutions are recorded as Interest income, due to renegotiations of the revenue sharing agreement as part of the Global Wealth Management Group business segment’s retail banking strategy. The Global Wealth Management Group business segment will continue to earn referral fees for deposits placed with Citi depository institutions, and these fees will continue to be recorded in Asset management, distribution and administration fees until the legacy Smith Barney deposits are migrated to the Company’s depository institutions.

Balances in the bank deposit program rose to $109.5 billion at June 30, 2010 from $105.7 billion at June 30, 2009, primarily due to new deposit activity related to MSSB, which include balances held at Citi’s depository institutions. Deposits held by certain of the Company’s FDIC-insured depository institutions were $52.3 billion of the $109.5 billion deposits at June 30,
2010.

Client assets in fee-based accounts increased to $396 billion and represented 26% of total client assets at June 30, 2010, compared with $325 billion and 23% at June 30, 2009, respectively. Total client asset balances increased to $1,500 billion at June 30, 2010 from $1,420 billion at June 30, 2009, primarily due to improved market conditions at
June 30, 2010 compared with June 30, 2009. Client asset balances in households with assets greater than $1 million increased to $1,067 billion at June 30, 2010 from $951 billion at June 30, 2009.

Other.    Other revenues were $72 million and $155 million in the quarter and six months ended June 30, 2010, respectively, compared with $66 million and $112 million in the quarter and six months ended June 30, 2009, respectively, primarily due to the consolidation of the operating results of MSSB.

Net Interest.    Net interest revenues increased 80% and 38% in the quarter and six months ended June 30, 2010, respectively, primarily resulting from the securities available for sale portfolio (see “Other Matters—Securities Available for Sale” herein) and the consolidation of operating results of MSSB. The current quarter also reflected higher revenues due to the change in classification of the bank deposit program noted above.

Non-interest
Expenses.    Non-interest expenses increased 44% and 79% in the quarter and six months ended June 30, 2010, respectively. The quarter and six months ended June 30, 2010 included higher costs related to the consolidation of operating expenses of MSSB and the amortization of MSSB’s intangible assets. The quarter and six months ended June 30, 2010 included deal closing costs of $6 million and $12 million, respectively, and integration costs of
$106 million and $206 million, respectively, for MSSB. The quarter and six months ended June 30, 2009 included deal closing costs of approximately $204 million and $214 million for MSSB, respectively. Deal closing costs include a one-time expense of $124 million primarily for replacement deferred compensation awards. The cost of these replacement awards was fully allocated to Citi within non-controlling interests. The quarter and six months ended June 30, 2009 included integration costs of approximately $41 million and $71 million for MSSB, respectively.

Compensation and benefits expense increased 44% and 79% in the quarter and six months ended June 30,
2010, respectively, primarily reflecting the consolidation of operating expenses of MSSB, partially offset by a reduction in Compensation and benefits expense related to changes in the Company’s Pension Plan (see “Certain Factors Affecting
Results of Operations, Total Equity and Earnings Per Common Share—“Employee Benefit Plans” herein). Non-compensation expenses increased 43% and 81% in the quarter and six months ended June 30, 2010, respectively. During the quarter and six months ended June 30, 2010, occupancy and equipment expense increased 38% and 70%, respectively, information processing and communications expense increased 84% and 108%, respectively, professional services expense increased 26%
and 53%, respectively, and other expenses increased 47% and 122%, respectively, primarily due to the consolidation of operating expenses of MSSB.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

Three Months Ended June 30,

Six Months Ended June 30,

2010

2009

2010

2009

(dollars in millions)

Revenues:

Investment banking

$
7

$
5

$
7

$
6

Principal transactions:

Trading

(10
)

(90
)

(11
)

(87
)

Investments

16

58

205

(288
)

Asset management, distribution and administration fees

383

396

797

765

Other

36

12

107

28

Total non-interest revenues

432

381

1,105

424

Interest income

3

4

9

11

Interest expense

25

27

51

55

Net interest

(22
)

(23
)

(42
)

(44
)

Net revenues

410

358

1,063

380

Compensation and benefits

282

331

557

424

Non-compensation expenses

214

237

419

449

Total non-interest expenses

496

568

976

873

(Loss) income from continuing operations before income taxes

(86
)

(210
)

87

(493
)

(Benefit from) provision for income taxes

(39
)

(120
)

4

(153
)

(Loss) income from continuing operations

(47
)

(90
)

83

(340
)

Discontinued operations:

Gain (loss) from discontinued operations

901

(31
)

966

(307
)

Provision for (benefit from) income taxes

360

(12
)

330

(120
)

Gain (loss) from discontinued operations

541

(19
)

636

(187
)

Net income (loss)

494

(109
)

719

(527
)

(Loss) net income applicable to non-controlling interests

(3
)

(1
)

113

(1
)

Net income (loss) applicable to Morgan Stanley

$
497

$
(108
)

$
606

$
(526
)

Amounts attributable to Morgan Stanley common shareholders:

(Loss) income from continuing operations, net of tax

$
(44
)

$
(89
)

$
(30
)

$
(339
)

Gain (loss) from discontinued operations, net of tax

541

(19
)

636

(187
)

Net income (loss) applicable to Morgan Stanley

$
497

$
(108
)

$
606

$
(526
)

On June 1, 2010, the Company completed the sale of Retail Asset Management, including Van Kampen, to Invesco. The
Company recorded a cumulative after-tax gain of $673 million, of which $514 million was recorded in the quarter ended June 30, 2010. The remaining gain of $159 million, representing tax basis benefits was recorded primarily in the quarter ended
December 31, 2009. The results of Retail Asset Management are reported as discontinued operations within the Asset Management business segment for all periods presented.

Statistical Data.

The results presented in the statistical tables below exclude the operations of Retail Asset Management, as those results are included in discontinued
operations for all periods presented through the date of sale (see Note 20 to the condensed consolidated financial statements).

Asset
Management’s period-end and average assets under management or supervision were as follows:

At June 30,

Average For the Three
Months Ended June 30,

Average For the Six
Months Ended June 30,

2010

2009(1)

2010

2009(1)

2010

2009(1)

(dollars in billions)

Assets under management or supervision by asset class:

Core asset management:

Equity

$
73

$
67

$
77

$
64

$
78

$
62

Fixed income—long term

56

49

57

50

56

51

Money market

50

59

51

65

53

72

Alternatives(2)

41

37

42

35

42

36

Total core asset management

220

212

227

214

229

221

Merchant banking:

Private equity

5

4

5

4

5

4

Infrastructure

4

4

4

4

4

4

Real estate

15

17

15

22

15

26

Total merchant banking

24

25

24

30

24

34

Total assets under management or supervision

244

237

251

244

253

255

Share of minority stake assets(3)

7

5

7

5

7

5

Total

$
251

$
242

$
258

$
249

$
260

$
260

(1)
Prior-period information has been reclassified to conform to the current period’s presentation.

(2)
The alternatives asset class includes a range of investment products such as hedge funds, funds of hedge funds, funds of private equity funds and funds of real estate funds.

(3)
Amounts represent Asset Management’s proportional share of assets managed by entities in which it owns a minority stake.

Activity in Asset Management’s assets under management or supervision during the quarters and six months ended June 30, 2010 and 2009 was as follows:

Three Months Ended June 30,

Six Months Ended June 30,

2010

2009(1)

2010

2009(1)

(dollars in billions)

Balance at beginning of period

$
262

$
250

$
266

$
290

Net flows by asset class:

Core asset management:

Equity

(1
)

(4
)

(2
)

(5
)

Fixed income—long term

—

(4
)

1

(9
)

Money market

—

(13
)

(8
)

(22
)

Alternatives(2)

—

(1
)

—

(5
)

Total core asset management

(1
)

(22
)

(9
)

(41
)

Merchant banking:

Private equity

—

—

—

(1
)

Real estate

—

(2
)

1

(2
)

Total merchant banking

—

(2
)

1

(3
)

Total net flows

(1
)

(24
)

(8
)

(44
)

Net market (depreciation)/appreciation

(10
)

16

(7
)

(3
)

Total net decrease

(11
)

(8
)

(15
)

(47
)

Net decrease in share of minority stake assets(3)

—

—

—

(1
)

Balance at end of period

$
251

$
242

$
251

$
242

(1)
Prior-period information has been reclassified to conform to the current period’s presentation.

(2)
The alternatives asset class includes a range of investment products such as hedge funds, funds of hedge funds, funds of private equity funds and funds of real estate funds.

(3)
Amounts represent Asset Management’s proportional share of assets managed by entities in which it owns a minority stake.

Principal Transactions—Trading.    In the quarter and six months ended June 30, 2010, the Company recognized losses of $10 million and $11 million, respectively, compared with losses of $90 million and $87 million in the quarter and six months ended June 30, 2009, respectively. Trading results in the quarter and six months ended June 30, 2010 were primarily related to contributions to money market funds, partially offset by gains from hedges on certain investments. Trading results in the quarter and six months ended June 30, 2009 were primarily related to mark-to-market losses on a lending facility to a real estate fund sponsored by the Company and losses from hedges on certain investments and long-term debt. Losses in the quarter and six months ended June 30, 2009 were partially offset by net gains of $128 million and $171 million, respectively, related to securities issued by SIVs previously held on the Company’s condensed consolidated statements of financial condition.

Principal Transactions—Investments.    The Company recorded principal transactions net investment gains of $16 million in the quarter ended June 30, 2010 compared with gains of $58 million in the quarter ended June 30, 2009. The Company recorded net investment gains of $205 million in the six months ended June 30, 2010 compared with losses of
$288 million in the six months ended June 30, 2009. The decrease in the quarter was primarily related to lower net investment gains associated with the Company’s alternative products and equity investments. The results in the six months ended June 30, 2010 were primarily related to net investment gains associated with the Company’s merchant banking business, primarily due to certain consolidated real estate funds sponsored by the Company. The losses in the six months ended June 30, 2009 were primarily related to net investment losses associated with the Company’s merchant banking business, including real estate investments, and losses associated with certain investments associated with the
Company’s employee deferred compensation and co-investment plans.

Asset Management, Distribution and Administration Fees.    Asset
management, distribution and administration fees decreased 3% in the quarter ended June 30, 2010 and increased 4% in the six months ended June 30, 2010. The decrease in the quarter was primarily due to lower performance fees, partially offset by higher fund management and administration fees. The increase in the six months reflected higher fund management and administration fees. The higher fund management and administration fees in both periods reflected an increase in average assets under management in equity and alternatives asset classes.

The Company’s assets under management increased $9 billion from
June 30, 2009 to June 30, 2010 reflecting market appreciation, partially offset by net customer outflows of $5.1 billion primarily in the Company’s money market funds.

Other.    Other revenues increased $24 million and $79 million in the quarter and six months ended June 30, 2010 compared with the quarter and six months ended June 30, 2009, respectively, reflecting higher revenues associated with Avenue Capital Group, a New York-based investment manager, and Lansdowne Partners, a London-based investment manager, in which the Company owns a minority stake.

Non-interest Expenses.    Non-interest expenses decreased 13% in
the quarter ended June 30, 2010 compared with the quarter ended June 30, 2009, primarily reflecting a decrease in compensation and benefits expense. Non-interest expenses increased 12% in the six months ended June 30, 2010 compared with the six months ended June 30, 2009, primarily reflecting an increase in compensation and benefits expense. Compensation and benefits expenses decreased 15% in the quarter ended June 30, 2010, primarily reflecting principal investment losses associated with employee deferred compensation and co-investment plans compared with gains in the prior year period, partially offset by certain international tax equalization payments. Compensation and benefits expenses increased 31% in the six months ended June 30, 2010, primarily reflecting principal investment gains in the current year related to employee deferred compensation and co-investment plans, compared with losses in the prior year period. Non-compensation expenses for the quarter and six months ended June 30, 2010 included intangible asset impairment charges related to certain investment management contracts of $17 million and $27 million, respectively.

Accounting Developments.

Scope Exception Related to Embedded Credit Derivatives.

In March 2010, the Financial Accounting Standards Board issued accounting guidance that changes the accounting for credit derivatives embedded in beneficial interests in securitized financial assets. The new guidance will eliminate the scope exception for embedded credit derivatives, unless they are created solely by subordination of one financial instrument to another. Bifurcation and separate recognition may be required for certain beneficial interests that are currently not accounted for at fair value through earnings. This new guidance is effective for the Company beginning in the quarter ending September 30, 2010. The
Company does not expect the new accounting guidance to have any impact on the condensed consolidated financial statements.

Other Matters.

Real Estate.

The Company acts as the
general partner for various real estate funds and also invests in certain of these funds as a limited partner. The Company’s real estate investments as of June 30, 2010 and December 31, 2009 are described below. Such amounts exclude investments that benefit certain employee deferred compensation and co-investment plans.

At June 30, 2010 and December 31, 2009,
the condensed consolidated statements of financial condition include amounts representing real estate investment assets of consolidated subsidiaries of approximately $1.7 billion and $2.1 billion, respectively, net of non-controlling interests of approximately $1.2 billion and $0.6 billion, respectively. This net presentation represents a non-GAAP financial measure. The Company considers such presentation a useful measure for investors as it represents the Company’s net exposure. The decrease from December 31, 2009 to June 30, 2010 was primarily due to the $951 million write-off in connection with the planned disposition of Revel (see Note 1 to the condensed consolidated financial statements). In addition, the Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to these investments of $1.2 billion at June 30, 2010 (see Note 11 to the condensed consolidated financial statements). One of the
Company’s real estate funds is currently engaged in negotiations with its lenders regarding a potential restructuring of loans provided to a specific investment in the fund’s portfolio. These loans have been extended to allow negotiations to continue. In that context, the lenders may allege various claims that would imply that the fund is obliged to support this investment to an extent that would exceed the fund’s available liquid resources. In that event, the fund would assert substantial defenses to such claims. The Company is not obliged to provide any support to the fund. A consolidated subsidiary of the Company is the general partner of the fund but the loans and guarantees are non-recourse to any other entity or assets of the Company. While the Company cannot provide assurance that the fund’s negotiations will result in a restructuring, it does not currently believe that the resolution of the restructuring will require the Company to pay or contribute amounts in excess of the amount of guarantees.

See “Certain Factors Affecting Results of Operations, Total Equity and Earnings Per
Common Share—Real Estate Investments” herein for further information.

Japan Securities Joint Venture.

On May 1, 2010, the Company and MUFG closed the previously announced transaction to form a joint venture in Japan of their respective investment banking and securities businesses. MUFG and the Company have integrated their respective Japanese securities companies by forming two joint venture companies. MUFG contributed the investment banking, wholesale and retail securities businesses conducted in Japan by Mitsubishi UFJ Securities Co., Ltd. into one of the joint venture entities named Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”). The Company contributed the investment banking operations conducted in
Japan by its subsidiary, Morgan Stanley MUFG Securities, Co., Ltd. (“MSMS”), formerly known as Morgan Stanley Japan Securities Co., Ltd. into MUMSS (MSMS, together with MUMSS, the “Joint Venture”). MSMS will continue its sales and trading and capital markets business conducted in Japan. Following the respective contributions to the Joint Venture and a cash payment of 26 billion yen from MUFG to the Company at closing of the transaction (subject to certain post-closing cash adjustments), the Company owns a 40% economic interest in the Joint Venture and MUFG owns a 60% economic interest in the Joint Venture. The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS, while the Company holds a 51% voting interest and MUFG holds a 49% voting interest in MSMS. At May 1, 2010, the Company continues to include MSMS in its financial statements and accounts for its interest in MUMSS as an equity method investment.

See “Certain Factors Affecting Results of Operations, Total Equity and Earnings Per Common Share—Gain on Sale of Non-Controlling
Interests” herein for further information.

Segments.

Global Wealth Management Group.

From June 2009 until April 1, 2010, revenues in the bank deposit program were primarily included in Asset management, distribution and administration fees. Prior to June 2009, these revenues were previously reported in Interest income. The change was the result of agreements that were entered into in connection with the MSSB transaction. Beginning on
April 1, 2010, revenues in the bank deposit program held at Morgan Stanley depository institutions are recorded as Interest income, due to renegotiations of the revenue sharing agreement as part of the Global Wealth Management Group business segment’s retail banking strategy. The Global Wealth Management Group business segment will continue to earn referral fees for deposits placed with Citi depository institutions, and these fees will continue to be recorded in Asset management, distribution and administration fees until the legacy Smith Barney deposits are migrated to the Company’s depository institutions.

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

Securities Available for Sale.

During
the first quarter of 2010, the Company established a portfolio of debt securities in order to manage interest rate risk. The securities have been classified as securities available for sale (“AFS”) in accordance with accounting guidance for investments in debt and equity securities and are included within the Global Wealth Management Group business segment.

During the second
quarter of 2010, the Company classified certain marketable equity securities received in connection with the Company’s sale of Retail Asset Management as AFS securities (see “Discontinued Operations-Retail Asset Management Business”
herein for further information) and these equity securities are included within the Asset Management business segment.

See Note 5 to the condensed consolidated financial statements for further information on securities available for sale.

China Investment Corporation.

On July 1, 2010, Moody’s Investors Service, Inc. (“Moody’s”) announced that it was lowering the equity credit assigned to future, as well as outstanding, hybrid securities, such as the Company’s Equity Units that were issued to a subsidiary of China Investment Corporation in December 2007. The terms of the Equity Units permit the Company to redeem the junior subordinated debentures underlying the Equity Units upon the occurrence and continuation of such a change in equity credit (a “Rating Agency Event”). In response to this Rating Agency Event, the Company has obtained the necessary approvals from the
Federal Reserve in connection with the redemption of the underlying debentures. As a consequence of such redemption these trust preferred securities will not be remarketed as would have been required under the terms of the Equity Units.

Regulatory Outlook.

On July 21, 2010,
President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. While certain portions of the Dodd-Frank Act will be effective immediately, other portions will be effective only following extended transition periods. At this time, it is difficult to assess fully the impact that the Dodd-Frank Act will have on the Company and on the financial services industry generally. Implementation of the Dodd-Frank Act will be accomplished through numerous rulemakings by several governmental agencies. Therefore, it will take some time for the comprehensive effects of the legislation to emerge and be understood. The Dodd-Frank Act also mandates the preparation of studies on a wide range of issues, which could lead to additional legislation or regulatory changes. In addition, various legislative and regulatory initiatives continue outside the United States which may also affect the Company’s business and operations. For example, the Basel Committee on Banking Supervision (the “Basel Committee”) has proposed new standards to raise the quality of capital, increase capital requirements for securitizations, trading book exposure and counterparty credit risk exposure, and it is not clear how the Basel Committee proposals, when finalized and adopted, will interact with the capital and leverage standards set forth in the Dodd-Frank Act.

The Dodd-Frank Act may significantly affect a wide range of the Company’s business and operations, including: limiting the Company’s ability to engage in private equity, hedge fund and proprietary trading activities; subjecting swap dealers and major swap participants to extensive new oversight and regulations, including new capital, margin, exchange trading, clearing and settlement requirements and business conduct standards and position limits; imposing heightened capital, leverage, prudential and other requirements under the new systemic risk regime, limiting the Company’s concentration of risk and credit exposure to non-affiliates and enhancing lending limits between depository institutions and their affiliates; applying a new orderly liquidation authority for liquidating financial companies and certain of their subsidiaries if the U.S. Department of the
Treasury makes certain financial distress and systemic risk determinations; requiring the Company to come up with a credible plan to help unwind in the event of failure; enhancing corporate governance and imposing certain compensation reforms; and
creating a new agency, the Bureau of Consumer Financial Protection, which will have exclusive rulemaking and primary enforcement and examination authority over the Company with respect to federal consumer financial laws to the extent applicable to the Company. See also “Supervision and Regulation” in Part I, Item 1 of the Form 10-K.

Critical Accounting Policies.

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 2 to the condensed consolidated financial statements). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements for the year ended December 31, 2009 in the Form 10-K), the following involve a higher degree of judgment and complexity.

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

In determining fair value, the Company uses various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels, wherein Level 1 uses observable prices in active markets, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and therefore require the greatest use of judgment. In periods of market disruption, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3. In addition, a downturn in market conditions could lead to declines in the valuation of many instruments. For further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Notes 2 and 4 to the condensed consolidated financial statements.

Level 3 Assets and Liabilities.    The Company’s Level 3 assets
before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $40.8 billion and $43.4 billion at June 30, 2010 and December 31, 2009, respectively, and represented approximately 12% and
14% at June 30, 2010 and December 31, 2009, respectively, of the assets measured at fair value (5% and 6% of total assets at June 30, 2010 and December 31, 2009, respectively). Level 3 liabilities before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $16.4 billion and $15.4 billion at June 30, 2010 and December 31, 2009, respectively, and represented approximately 9% of the Company’s liabilities measured at fair value at both dates.

Transfers In/Out of Level 3 During the Quarter Ended June 30,
2010.    The Company reclassified approximately $1.9 billion of certain Corporate and other debt, primarily corporate loans, from Level 3 to Level 2. The Company reclassified the corporate loans as external prices and/or spread inputs for these instruments became observable.

The Company also reclassified approximately $0.6 billion of certain Corporate and other debt from Level 2 to
Level 3. The Company reclassified corporate loans as external prices and/or spread inputs became unobservable.

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

For further information on
financial assets and liabilities that are measured at fair value on a non-recurring basis, see Note 4 to the condensed consolidated financial statements.

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

Due to the volatility in the equity markets, the economic outlook and the Company’s common shares trading below book value during the quarter ended
June 30, 2010, the Company performed an impairment test for its reporting units at June 30, 2010, which did not result in any goodwill impairment. The analysis, however, did indicate that for one reporting unit, its estimated fair value did not significantly exceed its book value. At June 30, 2010, this reporting unit had a goodwill balance of approximately $400 million. The estimated fair value of the reporting unit incorporated the share price of certain publicly traded comparable companies and, accordingly, a decline in the equity markets would negatively impact the estimated fair value. Thus, a goodwill impairment could occur in future periods, should market conditions deteriorate.

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

See Note 4 to the
condensed consolidated financial statements for intangible asset impairments recorded during the quarter and six months ended June 30, 2010.

For both goodwill and intangible assets, to the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. For amortizable intangible assets, the new cost basis is amortized over the remaining useful life of that asset.

See Note 8 to the condensed consolidated financial statements for further information on goodwill and intangible assets.

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

Accruals for litigation and regulatory proceedings are generally determined on a case-by-case basis.
Where available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. For certain legal proceedings, the Company can estimate possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued. For certain other legal proceedings, the Company cannot reasonably estimate such losses, if any, since the Company cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues must be developed, including the need to discover and determine important factual matters and the need to address novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding.

The Company is subject to the income and indirect tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which the Company has significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. The
Company must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and the expense for indirect taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. The Company periodically assesses the likelihood of assessments in each of the taxing jurisdictions resulting from current and subsequent years’ examinations, and unrecognized tax benefits are established as appropriate. The Company establishes a liability for unrecognized tax benefits for potential losses that may arise out of tax audits in accordance with accounting for income taxes. Once established, unrecognized tax benefits are adjusted when there is more information available or when an event occurs requiring a change.

Significant judgment is required in making these estimates, and the actual cost of a legal claim, tax assessment or regulatory fine/penalty may ultimately be materially different from the recorded accruals and unrecognized tax benefits, if any. See Notes 11 and 17 to the condensed consolidated financial statements for additional information on legal proceedings and tax examinations.

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

114

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

The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial instruments. The Company’s involvement with SPEs is discussed further in Note 7 to the condensed consolidated financial statements.

In most cases, these SPEs are deemed for accounting purposes to be VIEs. The Company applies accounting guidance for consolidation of VIEs to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Entities that previously met the criteria as qualifying special purpose entities that were not subject to consolidation prior to January 1, 2010 became subject to the consolidation requirements for VIEs on that date. Excluding entities subject to the Deferral (as described in Note 2 to the condensed consolidated financial statements), effective January 1, 2010, the primary beneficiary of a VIE is the party that both (1) has the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (2) has an obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. The
Company consolidates entities of which it is the primary beneficiary.

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

See Note 2 to the condensed consolidated financial statements for information on accounting guidance adopted on January 1, 2010 for transfers of financial assets.

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

The Balance Sheet.

The Company actively
monitors and evaluates the composition and size of its balance sheet. A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets increased to $809,456 million at June 30, 2010 from $771,462 million at December 31, 2009. The increase in total assets was primarily due to higher securities financing activities.

Within the sales and trading related assets and liabilities are transactions attributable to securities financing activities. At June 30, 2010, securities financing assets and liabilities were $388 billion and $344 billion, respectively. At December 31, 2009, securities financing assets and liabilities were $376 billion and $316 billion, respectively. Securities financing transactions include repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Note 2 to the condensed consolidated financial statements). Securities sold under agreements to repurchase and securities loaned were $212 billion at June 30,
2010 and averaged $216 billion and $220 billion during the quarter and six months ended June 30, 2010, respectively. Securities purchased under agreements to resell and securities borrowed were $324 billion at June 30, 2010 and averaged
$311 billion and $314 billion during the quarter and six months ended June 30, 2010, respectively.

Securities financing assets and
liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer owned securities, and customer cash, which is segregated according to regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage clients. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the
Company’s credit exposure to customers. Included within securities financing assets was $15 billion and $14 billion at June 30, 2010 and December 31, 2009, respectively, recorded in accordance with accounting guidance for the transfer of financial assets that represented equal and offsetting assets and liabilities for fully collateralized non-cash loan transactions.

The
Company uses the Tier 1 leverage ratio, risk-based capital ratios (see “Regulatory Requirements” herein), Tier 1 common ratio and the balance sheet leverage ratio as indicators of capital adequacy when viewed in the context of the
Company’s overall liquidity and capital policies. These ratios are commonly-used measures to assess capital adequacy and frequently referred to by investors.

The following table sets forth the Company’s total assets and leverage ratios at June 30, 2010 and
December 31, 2009 and average balances during the six months ended June 30, 2010:

Balance at

Average Balance(1)

June 30, 2010

December 31, 2009

For the Six Months Ended June 30, 2010

(dollars in millions, except ratio data)

Total assets

$
809,456

$
771,462

$
832,546

Common equity

$
41,415

$
37,091

$
39,109

Preferred equity

9,597

9,597

9,597

Morgan Stanley shareholders’ equity

51,012

46,688

48,706

Junior subordinated debentures issued to capital trusts

10,508

10,594

10,562

Subtotal

61,520

57,282

59,268

Less: Goodwill and net intangible assets(2)

(7,148
)

(7,612
)

(7,531
)

Tangible Morgan Stanley shareholders’ equity

$
54,372

$
49,670

$
51,737

Common equity

$
41,415

$
37,091

$
39,109

Less: Goodwill and net intangible assets(2)

(7,148
)

(7,612
)

(7,531
)

Tangible common equity(3)

$
34,267

$
29,479

$
31,578

Leverage ratio(4)

14.9x

15.5x

16.1x

Tier 1 common ratio(5)

9.2
%

8.2
%

N/M

N/M –
Not meaningful.

(1)
The Company calculates its average balances based upon weekly amounts, except where weekly balances are unavailable, the month-end balances are used.

(2)
Goodwill and net intangible assets exclude mortgage servicing rights (net of disallowable mortgage servicing rights) of $125 million and $123 million at June 30,
2010 and December 31, 2009, respectively, and include only the Company’s share of MSSB’s goodwill and intangible assets.

(3)
Tangible common equity, a non-GAAP financial measure, equals common equity less goodwill and net intangible assets as defined above. The Company views tangible common equity as a useful measure to investors because it is a commonly utilized metric and reflects the common equity deployed in the Company’s businesses.

(4)
Leverage ratio, a non-GAAP financial measure, equals total assets divided by tangible Morgan Stanley shareholders’ equity. The decrease in the leverage ratio was driven primarily by the increase in common equity. The leverage ratio is utilized by the Company and investors to assess capital adequacy.

(5)
The Tier 1 common ratio, a non-GAAP financial measure, equals Tier 1 common equity divided by Risk Weighted Assets (“RWAs”). The Company defines Tier 1 common equity as Tier 1 capital less qualifying perpetual preferred stock, qualifying trust preferred securities and qualifying restricted core capital elements, adjusted for the portion of goodwill and non-servicing assets associated with MSSB’s non-controlling interests (i.e., Citi’s share of MSSB’s goodwill and intangibles). The Company views its definition of the Tier 1 common equity as a useful measure for investors as it reflects the actual ownership structure and economics of the MSSB joint venture. This definition of Tier 1 common equity may evolve in the future as regulatory rules may be implemented based on a final proposal regarding non-controlling interest (also referred to as minority interest) as initially presented in December 2009 in the Basel Committee on Banking Supervision Consultative Document Strengthening the resilience of the banking sector (“BCBS 164”). For a discussion of RWAs and Tier 1 capital, see
“Regulatory Requirements” herein.

Balance Sheet and Funding Activity for the Six Months Ended June 30, 2010.

During the six months ended June 30, 2010, the Company issued notes with a principal amount of approximately $14 billion, including non-U.S. dollar currency notes aggregating approximately $2 billion. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates based primarily on short-term London
Interbank Offered Rates trading levels. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.7 years at June 30, 2010. Subsequent to June 30, 2010 and through July 31,
2010, the Company’s long-term borrowings (net of repayments) increased by approximately $4 billion.

At June 30, 2010, the aggregate
outstanding principal amount of the Company’s senior indebtedness was approximately $168 billion (including guaranteed obligations of the indebtedness of subsidiaries).

Capital Management Policies.

The Company’s senior management views capital as an important source of financial strength. The Company actively manages its consolidated capital position based upon, among other things, business opportunities, risks, capital availability and rates of return together with internal capital policies, regulatory requirements and rating agency guidelines and, therefore, in the future may expand or contract its capital base to address the changing needs of its businesses. The Company attempts to maintain total capital, on a consolidated basis, at least equal to the sum of its operating subsidiaries’ equity.

At June 30, 2010, the Company had approximately $1.6 billion remaining under its current share repurchase program out of the $6 billion authorized by the Company’s Board of Directors (the “Board”) in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases by the Company are subject to regulatory approval. During the quarter and six months ended June 30, 2010, the Company did not repurchase common stock as part of its capital management share repurchase program (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

The Board
determines the declaration and payment of dividends on a quarterly basis. In July 2010, the Company announced that its Board declared a quarterly dividend per common share of $0.05. The Company also announced that its Board declared a quarterly dividend of $252.78 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25278) a quarterly dividend of $25.00 per share of Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock and a quarterly dividend of $25.00 per share of Series C Non-Cumulative Non-Voting Perpetual Preferred Stock.

Required Capital.

Beginning with the
quarter ended June 30, 2010, the Company’s capital estimation is based on the Required Capital framework (“Required Capital”), an internal capital adequacy measure. This framework is a risk-based internal use of capital measure which is compared with the Company’s regulatory Tier 1 capital to help ensure the Company maintains an amount of risk-based going concern capital after absorbing potential losses from an extreme stress event at a point in time. The difference between the Company’s Tier 1 capital and aggregate Required Capital is the Company’s Parent capital. Average Tier 1 capital, Required Capital and Parent capital for the quarter ended June 30, 2010 was approximately $51.7 billion, $31.5 billion and $20.2 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, organic growth, acquisitions and other capital needs.

Tier 1 capital and common equity attribution to the business segments is based on capital usage calculated by the Required Capital. In principle, each business segment is capitalized as if it were an independent operating entity with limited diversification benefit between the business segments. Required Capital is assessed at each business segment and further attributed to product lines. This process is intended to align capital with the risks in each business segment in order to allow senior management to evaluate returns on a risk-adjusted basis. The Required Capital framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques.

For a further discussion of the Company’s
Tier 1 capital, see “Regulatory Requirements” herein.

The following table presents the Company’s and business segments’ average Tier 1 capital and average common equity for the quarter ended June 30, 2010 and the quarter ended March 31, 2010. The quarter ended March 31, 2010 has been restated to conform to the Required Capital Framework.

Three Months Ended June 30, 2010

Three Months Ended March 31, 2010

Average Tier 1 Capital

Average Common Equity

Average Tier 1 Capital

Average Common Equity

(dollars in billions)

Institutional Securities

$
26.3

$
17.5

$
24.9

$
17.3

Global Wealth Management Group

3.0

6.8

3.0

6.9

Asset Management

2.0

1.7

2.2

2.1

Parent capital

20.2

13.6

18.4

11.3

Total from continuing operations

51.5

39.6

48.5

37.6

Discontinued operations

0.2

0.4

0.2

0.5

Total

$
51.7

$
40.0

$
48.7

$
38.1

Average Tier 1 capital and common equity allocated to the
Institutional Securities business segment increased from the quarter ended March 31, 2010 driven by revaluation of market risk assessment in risk-based going concern capital.

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

Liquidity and Funding Management Policies.

The primary goal of the Company’s liquidity management and funding activities is to ensure adequate funding over a wide range of market conditions.
Given the mix of the Company’s business activities, funding requirements are fulfilled through a diversified range of secured and unsecured financing.

The Company’s liquidity and funding risk management framework, including policies and governance structure, helps mitigate the potential risk that the Company may not have access to adequate financing. The framework is designed to help ensure that the Company fulfills its financial obligations and to support the execution of the Company’s business strategies. The principal elements of the
Company’s liquidity and funding risk management framework are the Contingency Funding Plan (“CFP”) and Global Liquidity Reserve that support the target liquidity profile.

Contingency Funding Plan.

The CFP
is the Company’s primary liquidity and funding risk management tool. The CFP outlines the Company’s response to liquidity stress in the markets and incorporates stress testing to identify potential liquidity risk. Liquidity stress tests model multiple scenarios related to idiosyncratic, systemic or a combination of both types of events, across various time horizons. Based on the results of stress testing, the CFP sets forth a course of action to effectively manage through a stressed liquidity event. Liquidity risk exposures are evaluated on an ongoing basis and reported to the FRC, ALCO and other appropriate risk committees.

The Company’s CFP incorporates a number of assumptions including, but not limited to, the following:

•

No government support;

•

No access to unsecured debt markets;

•

Repayment of all unsecured debt maturing within one year;

•

Higher haircuts and significantly lower availability of secured funding;

•

  Additional collateral that would be required by trading counterparties and certain exchanges and clearing organizations related to multi-notch credit rating downgrades;

•

Discretionary unsecured debt buybacks;

•

Drawdowns on unfunded commitments provided to third parties;

•

Client cash withdrawals;

•

Limited access to the foreign exchange swap markets;

•

Return of securities borrowed on an uncollateralized basis; and

•

Maturity roll-off of outstanding letters of credit with no further issuance.

The CFP is produced at the Parent and major operating subsidiary levels, as well as at major currency levels, to capture specific cash requirements and cash availability across the Company. The CFP assumes the subsidiaries will use their own liquidity first to fund their obligations before drawing liquidity from the Parent company. The CFP also assumes that the Parent will support its subsidiaries and will not have access to their liquidity reserves due to regulatory, legal or tax constraints.

At June 30, 2010, the
Company maintained sufficient liquidity to meet funding and contingent obligations as modeled in its liquidity stress tests.

Global Liquidity Reserve.

The
Company maintains sufficient liquidity reserves (“Global Liquidity Reserve”) to cover daily funding needs and meet strategic liquidity targets sized by the CFP. The Global Liquidity Reserve is held within the Parent company and major operating subsidiaries. It is comprised of cash and cash equivalents, securities that have been reversed into the Company on an overnight basis (consisting of U.S. and European government bonds, U.S. agency and agency mortgage-backed securities) and pools of Federal Reserve-eligible (eligible to be pledged to the Federal Reserve’s Discount Window) securities which are held in the Company’s U.S. banking subsidiaries (see table below). The assets that make up the Global Liquidity
Reserve are all unencumbered and are not pledged as collateral on either a mandatory or a voluntary basis. They do not include other unencumbered assets that are available to the Company for additional monetization.

Global Liquidity Reserve by Type of Investment

The table below summarizes the Company’s Global Liquidity Reserve by type of investment:

At June 30,
2010

(dollars in billions)

Cash and cash equivalents

$
32

Securities purchased under agreements to resell

81

Federal Reserve-eligible securities

40

Global Liquidity Reserve

$
153

The vast majority of the assets held in the Global Liquidity Reserve can be monetized on a next day basis in a stressed environment given the highly liquid and diversified nature of the reserves. The remainder of the assets can be monetized within two to five business days.

The currency composition of the Global Liquidity Reserve is consistent with the CFP on a currency level. The Company’s funding requirements and target liquidity reserves may vary based on changes to the level and composition of its balance sheet, subsidiary funding needs, timing of specific transactions, client financing activity, market conditions and seasonal factors.

Global Liquidity Reserve held by the Parent and subsidiaries

The table below summarizes the Global Liquidity Reserve held by the Parent and subsidiaries:

Average Balance

At June
30, 2010

At March
31, 2010

For the Three Months Ended June 30, 2010

For the Three Months Ended March 31, 2010

(dollars in billions)

Parent

$
63

$
57

$
60

$
65

Subsidiaries

90

96

92

90

Total

$
153

$
153

$
152

$
155

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

The Company’s goal is to achieve an optimal mix of secured and unsecured funding. The Institutional Securities business segment emphasizes the use of collateralized short-term borrowings to limit the growth of short-term unsecured funding, which is generally more subject to disruption during periods of financial stress. As part of this effort, the Institutional Securities business segment continually seeks to expand its global secured borrowing capacity.

In addition, the Company, through several of its subsidiaries, maintains committed credit facilities to support various businesses, including the collateralized commercial and residential mortgage whole loan, derivatives, warehouse lending, emerging market loan, structured product, corporate loan, investment banking and prime brokerage businesses.

The Company also has the ability to access liquidity from the Federal Reserve against collateral through the
Primary Credit Facility, which is available to provide daily access to funding for depository institutions.

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

Temporary Liquidity Guarantee Program (“TLGP”).    In October 2008, the Secretary of the U.S. Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991, and the FDIC announced the TLGP. Based on the Final Rule adopted on November 21, 2008, the TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Company) between October 14, 2008 and June 30, 2009. At June 30, 2010 and December 31, 2009, the Company had $23.8 billion of senior unsecured debt outstanding under the TLGP. There have been no issuances under the TLGP since March 31, 2009.

Short-Term
Borrowings.    The Company’s unsecured short-term borrowings consist of commercial paper, bank loans, bank notes and structured notes with maturities of 12 months or less at issuance.

The table below summarizes the Company’s short-term unsecured borrowings:

At June 30, 2010

At December 31, 2009

(dollars in millions)

Commercial paper

$
803

$
783

Other short-term borrowings

3,032

1,595

Total

$
3,835

$
2,378

Deposits.    The Company’s bank
subsidiaries’ funding sources include bank deposits, repurchase agreements, federal funds purchased, certificates of deposit, money market deposit accounts, commercial paper and Federal Home Loan Bank advances.

Deposits were as follows:

At June 30, 2010(1)

At December 31, 2009(1)

(dollars in millions)

Savings and demand deposits

$
56,800

$
57,114

Time deposits(2)

4,568

5,101

Total

$
61,368

$
62,215

(1)
Total deposits insured by the FDIC at June 30, 2010 and December 31, 2009 were $47 billion and $46 billion, respectively.

(2)
Certain time deposit accounts are carried at fair value under the fair value option (see Note 4 to the condensed consolidated financial statements).

With the passage of the Dodd-Frank Act on July 21, 2010, the statutory standard maximum deposit insurance amount was permanently increased to $250,000 per depositor and is in effect for the Company’s two U.S. depository institutions.

Pursuant to an FDIC interim rule in April 2010, the Company’s FDIC-insured subsidiaries elected to opt out of the Transaction Account Guarantee Program (“TAGP”) effective July 1, 2010. Thus, after June 30, 2010, funds held in noninterest-bearing transaction accounts, and certain Negotiable Order of Withdrawal and linked Money
Market Deposit accounts are no longer guaranteed in full under the TAGP, but will be insured up to $250,000 under the FDIC’s general deposit rules.

Long-Term Borrowings.    The Company uses a variety of long-term debt funding sources to generate liquidity, taking into consideration the results of the CFP requirements. In addition, the issuance of long-term debt allows the Company to reduce reliance on short-term credit sensitive instruments (e.g., commercial paper and other unsecured short-term borrowings). Long-term borrowings are generally structured to ensure staggered maturities, thereby mitigating refinancing risk, and to maximize investor diversification through sales to global institutional and retail clients. Availability and cost of financing to the Company can vary depending on market conditions, the volume of certain trading and lending activities, the Company’s credit ratings and the overall availability of credit. During the six months ended June 30, 2010, the
Company issued approximately $14 billion principal amount of unsecured debt, which included approximately $2 billion of non-U.S. dollar currency notes.

The Company may from time to time engage in various transactions in the credit markets (including, for example, debt repurchases) that it believes are in the best interests of the Company and its investors. Maturities during the six months ended June 30, 2010 were approximately $18 billion in aggregate.

Long-term borrowings at June 30, 2010 consisted of the following (dollars in millions):

U.S. Dollar

Non-U.S. Dollar

At June 30, 2010

Due in 2010

$
9,048

$
1,870

$
10,918

Due in 2011

18,014

8,333

26,347

Due in 2012

21,902

15,114

37,016

Due in 2013

5,461

18,158

23,619

Due in 2014

11,031

5,534

16,565

Thereafter

48,367

19,978

68,345

Total

$
113,823

$
68,987

$
182,810

Credit Ratings.

The Company relies on external sources to finance a significant portion of its day-to-day operations. The cost and availability of financing generally is dependent on the Company’s short-term and long-term credit ratings. In addition, the Company’s debt ratings can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as OTC derivative transactions, including credit derivatives and interest rate swaps. Factors that are important to the determination of the Company’s credit ratings include the level and quality of earnings, capital adequacy, liquidity, risk appetite and management, asset quality, business mix and perceived levels of government support.

The rating
agencies have stated that they currently incorporate various degrees of uplift from perceived government support in the credit ratings of systemically important banks including the credit ratings of the Company. Recently enacted financial reform legislation in the U.S. may be seen as limiting the possibility of extraordinary government support for the financial system in any future financial crises which may lead to reduced uplift assumptions for U.S. banks and thereby place downward pressure on credit ratings. At the same time, the recently enacted financial reform legislation also has credit ratings positive features such as higher standards for capital and liquidity levels. The net result on credit ratings and the timing of any rating agency actions is currently uncertain. The rating agencies have stated that it will take them sometime to review and form their views on the recently enacted legislation (see “Other Matters—Regulatory Outlook” herein).

In connection with certain OTC trading agreements and certain other agreements associated with the
Institutional Securities business segment, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit rating downgrade. At June 30,
2010, the amount of additional collateral or termination payments that could be called by counterparties under the terms of such agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was approximately $1,481 million. A total of approximately $3,712 million in collateral or termination payments could be called in the event of a two-notch downgrade. A total of approximately $4,403 million in collateral or termination payments could be called in the event of a three-notch downgrade.

Also, the Company is required to pledge additional collateral to certain exchanges and clearing organizations in the event of a credit ratings downgrade. At June 30, 2010, the increased collateral requirement at certain exchanges and clearing organizations was approximately $188 million in the event of a one-notch downgrade of the Company’s long-term credit rating. A total of approximately $1,178 million in additional collateral is required in the event of a two-notch downgrade and a total of approximately $1,767 million in additional collateral is required in the event of a three-notch downgrade.

The liquidity impact of additional collateral requirements is accounted for in the Company’s CFP.

At July 31, 2010, the Company’s and Morgan Stanley Bank, N.A.’s senior unsecured ratings were as set forth below:

Company

Morgan Stanley Bank, N.A.

Short-Term Debt

Long-Term Debt

Rating Outlook

Short-Term Debt

Long-Term Debt

Rating Outlook

Dominion Bond Rating Service Limited

R-1 (middle)

A (high)

Negative

—

—

—

Fitch Ratings

F1

A

Stable

F1

A+

Stable

Moody’s

P-1

A2

Negative

P-1

A1

Negative

Rating and Investment Information, Inc.

a-1

A+

Negative

—

—

—

Standard & Poor’s

A-1

A

Negative

A-1

A+

Negative

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at June 30, 2010 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Years to Maturity

Total at June 30, 2010

Less than 1

1-3

3-5

Over 5

(dollars in millions)

Letters of credit and other financial guarantees obtained to satisfy collateral requirements

$
690

$
—

$
2

$
5

$
697

Investment activities

967

651

138

60

1,816

Primary lending commitments—investment grade(1)(2)

10,611

29,191

3,677

112

43,591

Primary lending commitments—non-investment grade(1)

920

3,864

4,365

2,420

11,569

Secondary lending commitments(1)

49

112

137

7

305

Commitments for secured lending transactions

136

799

161

—

1,096

Forward starting reverse repurchase agreements(3)

61,151

101

—

—

61,252

Commercial and residential mortgage-related commitments(1)

1,452

—

—

—

1,452

Other commitments

122

1

150

—

273

Total

$
76,098

$
34,719

$
8,630

$
2,604

$
122,051

124

(1)
These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 4 to the condensed consolidated financial statements).

(2)
This amount includes commitments to asset-backed commercial paper conduits of $275 million at June 30, 2010, of which $267 million have maturities of less than one year and $8 million of which have maturities of one to three years.

(3)
The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to June 30, 2010 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and at June 30, 2010,
$58.2 billion of the $61.3 billion settled within three business days.

Regulatory Requirements.

The Company is a financial holding company under the Bank Holding Company Act of 1956 and is subject to the regulation and oversight of the Federal
Reserve. The Federal Reserve establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance with such capital requirements (see “Supervision and Regulation—Financial
Holding Company” in Part I, Item 1 of the Form 10-K). The Office of the Comptroller of the Currency and the Office of Thrift Supervision establish similar capital requirements and standards for the Company’s national banks, respectively (see “Other Matters—Regulatory Outlook” herein).

The Company calculates its capital ratios and RWAs in accordance with the capital adequacy standards for financial holding companies adopted by the Federal Reserve. These standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July
1988, as amended, also referred to as Basel I. In December 2007, the U.S. banking regulators published a final Basel II Accord that requires internationally active banking organizations, as well as certain of its U.S. bank subsidiaries, to implement
Basel II standards over the next several years. The Company will be required to implement these Basel II standards as a result of becoming a financial holding company.

At June 30, 2010, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 16.5% and total capital to RWAs of 17.0% (6% and 10% being well-capitalized for regulatory purposes, respectively). In addition, financial holding companies are also subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its
Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets, financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the calendar quarter.

The following table reconciles the Company’s total shareholders’ equity to Tier 1 and Total
Capital as defined by the regulations issued by the Federal Reserve and presents the Company’s consolidated capital ratios at June 30, 2010 and December 31, 2009 (dollars in millions):

At June 30, 2010

At December 31, 2009

(dollars in millions)

Allowable capital

Tier 1 capital:

Common shareholders’ equity

$
41,415

$
37,091

Qualifying preferred stock

9,597

9,597

Qualifying mandatorily convertible trust preferred securities

5,649

5,730

Qualifying restricted core capital elements

12,916

10,867

Less: Goodwill

(6,749
)

(7,162
)

Less: Non-servicing intangible assets

(4,799
)

(4,931
)

Less: Net deferred tax assets

(1,685
)

(3,242
)

Less: Debt valuation adjustment

(1,046
)

(554
)

Other deductions

(1,757
)

(726
)

Total Tier 1 capital

53,541

46,670

Tier 2 capital:

Other components of allowable capital:

Qualifying subordinated debt

2,412

3,127

Other qualifying amounts

152

158

Other deductions

(827
)

—

Total Tier 2 capital

1,737

3,285

Total allowable capital

$
55,278

$
49,955

Total risk-weighted assets

$
325,174

$
305,000

Capital ratios

Total capital ratio

17.0
%

16.4
%

Tier 1 capital ratio

16.5
%

15.3
%

Tier 1 leverage ratio

6.6
%

5.8
%

Total allowable capital is composed of Tier 1 and Tier 2 capital. Tier 1 capital consists predominately of common shareholders’ equity as well as qualifying preferred stock, trust preferred securities mandatorily convertible to common equity and qualifying restricted core capital elements (including other junior subordinated debt issued to trusts and non-controlling interests) less goodwill, non-servicing intangible assets (excluding allowable mortgage servicing rights), net deferred tax assets (recoverable in excess of one year) and DVA. DVA represents the cumulative change in fair value of certain of the Company’s borrowings (for which the fair value option was elected) that was attributable to changes in the Company’s own instrument-specific credit spreads and is included in retained earnings. For a further discussion of fair value, see Note 4 to the condensed consolidated financial statements. Pursuant to provisions of the Dodd-Frank Act, over time, the trust preferred securities will no longer qualify as Tier 1 capital but will only qualify as Tier 2 capital. This change in regulatory capital treatment will be phased in incrementally during a transition period that will start on January 1, 2013 and will end on January 1, 2016. At June 30, 2010, the Company had $4.8 billion of trust preferred securities included in the qualifying restricted core capital elements. Tier 2 capital consists principally of qualifying subordinated debt.

At June 30, 2010, the Company calculated its RWAs in accordance with the regulatory capital requirements of the Federal Reserve, which is consistent with guidelines described under Basel I. RWAs reflect both on and off-balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations.

Market RWAs reflect capital charges attributable to the risk of loss resulting from adverse changes in market prices and other factors. For a further discussion of the Company’s market risks and Value-at-Risk (“VaR”) model, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A, of the Form 10-K and
in Part I, Item 3 herein. Market RWAs incorporate two components: systematic risk and specific risk. Systematic and specific risk charges are computed using either the Company’s VaR model or Standardized Approach in accordance with regulatory requirements.

Credit RWAs reflect capital charges attributable to the risk of loss arising from a borrower or counterparty failing to meet its financial obligations. For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part II, Item 7A, of the Form 10-K and in Part I, Item 3
herein. Credit RWAs are determined using Basel I regulatory capital guidelines for U.S. banking organizations issued by the Federal Reserve.

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

Aggregate VaR also incorporates certain non-trading risks, including (a) the interest rate risk generated by funding liabilities related to institutional trading positions, (b) public company equity positions recorded as investments by the Company and (c) corporate loan exposures that are awaiting distribution to the market. Investments made by the Company that are not publicly traded are not reflected in the VaR results presented below. Aggregate VaR also excludes the credit spread risk generated by the Company’s funding liabilities and the interest rate risk associated with approximately $7.3 billion and
$7.7 billion of certain funding liabilities primarily related to fixed and other non-trading assets at June 30, 2010 and March 31, 2010, respectively. The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $11 million and $12 million for each +1 basis point widening in the Company’s credit spread level at June 30, 2010 and March 31, 2010, respectively.

The credit spread risk relating to the Company’s mark-to-market derivative counterparty exposure is also managed separately from VaR. The credit spread risk sensitivity of this exposure corresponds to an increase in value of approximately $6 million and $7 million for each +1 basis point widening in the Company’s credit spread level at June 30, 2010 and March 31, 2010, respectively.

The counterparty portfolio, which reflects adjustments, net of hedges, relating to counterparty credit risk and other market risks, was reclassified from Non-Trading VaR into Trading VaR as of January 1, 2010. This reclassification reflects regulatory consideration surrounding the Company’s conversion to a financial holding company, and the trading book nature of the Company’s counterparty risk-hedging activities. Aggregate VaR was not affected by this change; however this reclassification increased Trading VaR and decreased Non-Trading VaR.

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

Table 1 below presents 95%/one-day VaR for each of the Company’s primary market risk exposures and on an aggregate basis at June 30, 2010 and March 31, 2010. The average, high and low figures for the quarters ended June 30, 2010 and March 31, 2010 are also included.

Table 1: 95% Total VaR

95% One-Day VaR for the Quarter Ended June 30, 2010

95% One-Day VaR for the Quarter Ended March 31, 2010

Primary Market Risk Category

Period End

Average

High

Low

Period End

Average

High

Low

(dollars in millions)

Interest rate and credit spread

$
145

$
132

$
145

$
119

$
127

$
127

$
145

$
115

Equity price

26

29

34

24

29

26

31

21

Foreign exchange rate

19

26

45

10

37

32

50

17

Commodity price

29

29

33

26

26

27

34

23

Less Diversification benefit(1)

(73
)

(77
)

(111
)

(48
)

(76
)

(69
)

(95
)

(48
)

Total Trading VaR

$
146

$
139

$
146

$
131

$
143

$
143

$
165

$
128

Total Non-Trading VaR

$
82

$
67

$
88

$
57

$
65

$
62

$
69

$
57

Aggregate VaR

$
176

$
164

$
183

$
146

$
167

$
169

$
197

$
151

(1)
Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four primary risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s average Trading VaR for the quarter ended June 30, 2010 was $139 million compared with $143 million for the quarter ended
March 31, 2010. The decrease in Trading VaR was driven primarily by decreased risk taking in emerging markets foreign exchange positions, partially offset by increased risk taking in corporate credit and securitized products.

The Company’s average Non-Trading VaR for the quarter ended June 30, 2010 was $67 million compared with $62 million for the quarter ended
March 31, 2010. The shares from Invesco received in connection with the Company’s sale of its Retail Asset Management business drove the increase in Non-Trading VaR.

The Company’s average Aggregate VaR for the quarter ended June 30, 2010 was $164 million compared with $169 million for the quarter ended
March 31, 2010. The decrease in Aggregate VaR was driven primarily by decreased risk taking in foreign exchange, partially offset by increased position taking in corporate credit and securitized products.

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
Ended June 30, 2010

99% Average One-Day VaR for the Quarter
Ended June 30, 2010

Primary Market Risk Category

Four-Year Factor History

One-Year Factor History

Four-Year Factor History

One-Year Factor History

(dollars in millions)

Interest rate and credit spread

$
132

$
90

$
285

$
164

Equity price

29

26

43

39

Foreign exchange rate

26

23

44

34

Commodity price

29

23

47

32

Less Diversification benefit(1)

(77
)

(62
)

(147
)

(103
)

Total Trading VaR

$
139

$
100

$
272

$
166

(1)
Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

Distribution of VaR Statistics and Net Revenues for the quarter ended June 30, 2010.

As shown in Table 1 above, the Company’s average 95%/one-day Trading VaR for the quarter ended June 30, 2010 was $139 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Trading VaR for the quarter ended June 30, 2010. The most frequently occurring value was between $140 million and $143 million, while for approximately 85% of trading days during the quarter, VaR ranged between $134 million and $146 million.

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

The Company did not incur daily trading losses in excess of the 95%/one-day Trading VaR for the quarter ended June 30, 2010.
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

The histogram below shows the distribution of daily net trading revenue for the quarter ended June 30, 2010 for the Company’s trading businesses (these figures include revenue from the counterparty portfolio and also include net interest and non-agency commissions but exclude certain non-trading revenues such as primary, fee-based and prime brokerage revenue credited to the trading businesses). During the quarter ended June 30, 2010, the Company experienced net trading losses on 11 days.

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

The following table presents
information about the Company’s corporate funded loans and lending commitments at June 30, 2010. The “total corporate lending exposure” column includes both lending commitments and funded loans. Fair value of corporate lending exposure represents the fair value of loans that have been drawn by the borrower and lending commitments that were outstanding at June 30, 2010. Lending commitments represent legally binding obligations to provide funding to clients at
June 30, 2010 for both “relationship-driven” and “event-driven” lending transactions. As discussed above, these loans and lending commitments have varying terms, may be senior or subordinated, may be secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated, traded or hedged by the Company.

At June 30, 2010, the aggregate amount of investment grade loans was $5.1 billion and the aggregate amount of non-investment grade loans was $6.8 billion. At June 30, 2010, the aggregate amount of lending commitments outstanding was $55.2 billion. In connection with these corporate lending activities (which include corporate funded loans and lending commitments), the Company had hedges
(which include “single name,” “sector” and “index” hedges) with a notional amount of $20.1 billion related to the total corporate lending exposure of $67.1 billion at June 30, 2010.

The table below shows the Company’s credit exposure from its corporate lending positions and lending commitments at June 30, 2010. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements:

Corporate Lending Commitments and Funded Loans at June 30, 2010

Years to Maturity

Total Corporate Lending Exposure(2)

Corporate Lending Exposure at Fair Value(3)

Corporate Lending Commitments(4)

Credit Rating(1)

Less than 1

1-3

3-5

Over 5

(dollars in millions)

AAA

$
375

$
266

$
—

$
—

$
641

$
—

$
641

AA

4,197

4,706

299

68

9,270

82

9,188

A

2,769

10,629

759

94

14,251

1,851

12,400

BBB

4,344

16,807

3,280

107

24,538

3,176

21,362

Investment grade

11,685

32,408

4,338

269

48,700

5,109

43,591

Non-investment grade

1,428

5,496

6,113

5,318

18,355

6,786

11,569

Total

$
13,113

$
37,904

$
10,451

$
5,587

$
67,055

$
11,895

$
55,160

(1)
Obligor credit ratings are determined by the Company’s Credit Risk Management Department.

(2)
Total corporate lending exposure represents the Company’s potential loss assuming the fair value of funded loans and lending commitments were zero.

(3)
The Company’s corporate lending exposure carried at fair value includes $11.8 billion of funded loans and $0.7 billion of lending commitments recorded in Financial instruments owned and Financial instruments sold, not yet purchased, respectively, in the condensed consolidated statements of financial condition at June 30, 2010. The Company’s corporate lending exposure carried at amortized cost includes $750 million of funded loans recorded in Loans in the condensed consolidated statements of financial condition.

(4)
Amounts represent the notional amount of unfunded lending commitments less the amount of commitments reflected in the Company’s condensed consolidated statements of financial condition.

“Event-driven” Loans and Lending Commitments at June 30, 2010.

Included in the total corporate lending exposure amounts in the table above at June 30, 2010 is “event-driven” exposure of $6.3 billion composed of funded loans of $1.7 billion and lending commitments of $4.6 billion. Included in the $6.3 billion of “event-driven” exposure at June 30, 2010 were $4.9 billion of loans and lending commitments to non-investment grade borrowers that were closed.

Activity associated with the corporate “event-driven” lending exposure during the six months ended
June 30, 2010 was as follows (dollars in millions):

“Event-driven” lending exposures at December 31, 2009

$
5,621

Closed commitments

4,075

Net reductions, primarily through distributions

(3,272
)

Mark-to-market adjustments

(96
)

“Event-driven” lending exposures at June 30, 2010

$
6,328

Credit Exposure—Derivatives.    The table below presents a summary by
counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at June 30, 2010. Fair value is presented in the final column net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned at June 30, 2010(1)

Years to Maturity

Cross- Maturity and Cash Collateral Netting(3)

Net Exposure Post-Cash Collateral

Net Exposure Post- Collateral

Credit Rating(2)

Less than 1

1-3

3-5

Over 5

(dollars in millions)

AAA

$
527

$
1,884

$
2,759

$
10,698

$
(6,756
)

$
9,112

$
8,667

AA

6,124

5,474

5,368

18,184

(27,917
)

7,233

6,409

A

9,026

10,209

7,269

29,043

(40,672
)

14,875

12,839

BBB

3,774

4,853

2,803

9,120

(11,566
)

8,984

7,049

Non-investment grade

2,860

3,109

1,892

4,309

(4,118
)

8,052

5,847

Total

$
22,311

$
25,529

$
20,091

$
71,354

$
(91,029
)

$
48,256

$
40,811

(1)
Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. The table does not include listed derivatives and the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.

(2)
Obligor credit ratings are determined by the Company’s Credit Risk Management Department.

(3)
Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

The following table summarizes the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at June 30, 2010, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned at June 30, 2010

Years to Maturity

Cross- Maturity and Cash Collateral Netting(1)

Net Exposure Post-Cash Collateral

Net Exposure Post- Collateral

Product Type

Less than 1

1-3

3-5

Over 5

(dollars in millions)

  Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
10,326

$
18,398

$
18,135

$
69,246

$
(81,851
)

$
34,254

$
30,126

Foreign exchange forward contracts and options

5,230

1,071

193

55

(2,591
)

3,958

3,366

Equity securities contracts (including equity swaps, warrants and options)

2,391

1,114

301

937

(2,312
)

2,431

1,348

Commodity forwards, options and swaps

4,364

4,946

1,462

1,116

(4,275
)

7,613

5,971

Total

$
22,311

$
25,529

$
20,091

$
71,354

$
(91,029
)

$
48,256

$
40,811

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
June 30, 2010(1)

Years to Maturity

Cross- Maturity and Cash Collateral Netting(2)

Total

Product Type

Less than 1

1-3

3-5

Over 5

(dollars in millions)

  Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
8,184

$
12,673

$
12,283

$
41,811

$
(48,218
)

$
26,733

Foreign exchange forward contracts and options

6,340

911

232

90

(3,237
)

4,336

Equity securities contracts (including equity swaps, warrants and options)

3,144

2,482

1,175

1,286

(5,016
)

3,071

Commodity forwards, options and swaps

4,176

4,081

1,251

849

(4,902
)

5,455

Total

$
21,844

$
20,147

$
14,941

$
44,036

$
(61,373
)

$
39,595

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

The Company’s derivatives (both listed and OTC), on a net of counterparty and cash collateral basis, at June 30, 2010 and December 31, 2009 are summarized in the table below, showing the fair value of the related assets and liabilities by product category:

At June 30, 2010

At December 31, 2009

Product Type

Assets

Liabilities

Assets

Liabilities

(dollars in millions)

  Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
34,432

$
27,029

$
33,307

$
20,911

Foreign exchange forward contracts and options

3,958

4,336

3,022

2,824

Equity securities contracts (including equity swaps, warrants and options)

7,434

9,212

3,619

7,371

Commodity forwards, options and swaps

8,029

7,071

9,133

7,103

Total

$
53,853

$
47,648

$
49,081

$
38,209

Each category of derivative products in the above tables includes a variety of instruments, which can differ substantially in their characteristics. Instruments in each category can be denominated in U.S. dollars or in one or more non-U.S. currencies.

The Company determines the fair values recorded in the above tables using various pricing models. For a discussion of fair value as it affects the condensed consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part I, Item 2, herein and Notes 2 and 4 to the condensed consolidated financial statements.

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

The Company actively monitors its counterparty credit risk related to credit derivatives. A majority of the Company’s counterparties are banks, broker-dealers, insurance, and other financial institutions and Monolines. Contracts with these counterparties do not include ratings-based termination events but do include counterparty rating downgrades, which may result in additional collateral being required by the Company. For further information on the Company’s exposure to Monolines, see “Certain Factors Affecting Results of Operations, Total Equity and Earnings Per
Common Share—Monoline Insurers” herein. The master agreements with these Monoline counterparties are generally unsecured, and the few ratings-based triggers (if any) generally provide the Company the ability to terminate only upon significant downgrade. As with all derivative contracts, the Company considers counterparty credit risk in the valuation of its positions and recognizes credit valuation adjustments as appropriate.

The following table summarizes the key characteristics of the Company’s credit derivative portfolio by counterparty at June 30, 2010. The fair values shown are before the application of any counterparty or cash collateral netting:

At June 30, 2010

Fair Values(1)

Notionals

Receivable

Payable

Beneficiary

Guarantor

(dollars in millions)

Banks and securities firms

$
115,291

$
104,308

$
1,948,856

$
1,927,049

Insurance and other financial institutions

19,806

15,487

305,137

299,437

Monolines

2,295

—

22,419

11

Non-financial entities

144

71

3,629

3,571

Total

$
137,536

$
119,866

$
2,280,041

$
2,230,068

(1)
Amounts shown are presented before the application of any counterparty or cash collateral netting. The Company’s credit default swaps are classified in both Level
2 and Level 3 of the fair value hierarchy. Approximately 15% of receivable fair values and 11% of payable fair values represent Level 3 amounts.

Country Exposure.    At June 30, 2010, primarily based on the domicile of the counterparty, approximately 7%
of the Company’s credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivative contracts) was to emerging markets, and no one emerging market country accounted for more than 1% of the Company’s credit exposure.

The Company defines emerging markets to
include generally all countries where the economic, legal and political systems are transitional and in the process of developing into more transparent and accountable systems that are consistent with advanced countries.

The following tables show the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by country at June 30, 2010:

Country

Corporate Lending Exposure(1)

United States

65
%

United Kingdom

6

Germany

6

Canada

2

Netherlands

2

France

2

Switzerland

2

United Arab Emirates

2

Luxembourg

2

Other

11

Total

100
%

(1)
Credit exposure amounts are based on the domicile of the counterparty.

Country

OTC Derivative Products(1)(2)

United States

36
%

Cayman Islands

13

United Kingdom

8

Italy

8

France

4

Germany

3

Japan

2

Jersey

2

Canada

2

Ireland

2

Luxembourg

2

Netherlands

2

Other

16

Total

100
%

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

The following table shows the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by industry at June 30, 2010:

Industry

Corporate Lending Exposure

Telecommunications and media

13
%

Utilities

12

Energy

11

Financial institutions(1)

11

Pharmaceutical and healthcare

10

Technology

7

Chemicals, metals, mining and other materials

6

Food, beverage and tobacco

5

Insurance

4

Capital goods

4

Real estate

3

Transportation

3

Other

11

Total

100
%

(1)
Percentage reflects credit exposures from special purpose entity vehicles, other diversified financial service entities, mutual and pension funds, exchanges and clearing houses, and private equity and real estate funds.

Industry

OTC Derivative Products

Financial institutions(1)

32
%

Sovereign governments

10

Banks

10

Insurance

9

Regional governments

8

Utilities

8

Energy

4

Pharmaceutical and healthcare

3

Chemicals, metals, mining and other materials

3

Transportation

3

Other

10

Total

100
%

(1)
Percentage reflects credit exposures from special purpose entity vehicles, other diversified financial service entities, mutual and pension funds, exchanges and clearing houses, and private equity and real estate funds.

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

Three Months Ended June 30, 2010

Average Weekly Balance

Interest

Annualized Average Rate

(dollars in millions)

Assets

Interest earning assets:

Financial instruments owned(1):

U.S

$
141,597

$
860

2.5
%

Non-U.S

105,566

207

0.8

Securities available for sale:

U.S

18,726

55

1.2

Loans:

U.S

7,231

65

3.7

Non-U.S

198

5

10.2

Interest bearing deposits with banks:

U.S

34,480

18

0.2

Non-U.S

22,123

24

0.4

Federal funds sold and securities purchased under agreements to resell and securities borrowed:

U.S

204,316

27

0.1

Non-U.S

106,595

148

0.6

Other:

U.S

30,103

399

5.4

Non-U.S

19,805

(53
)

(1.1
)

Total

$
690,740

$
1,755

1.0
%

Non-interest earning assets

141,711

Total assets

$
832,451

Liabilities and Equity

Interest bearing liabilities:

Commercial paper and other short-term borrowings:

U.S

$
1,736

2

0.5
%

Non-U.S

1,321

1

0.3

Deposits:

U.S

64,928

78

0.5

Non-U.S

78

—

—

Long-term debt:

U.S

182,847

1,151

2.6

Non-U.S

4,807

3

0.3

Financial instruments sold, not yet purchased(1):

U.S

15,999

—

—

Non-U.S

69,840

—

—

Securities sold under agreements to repurchase and securities loaned:

U.S

139,046

196

0.6

Non-U.S

77,445

227

1.2

Other:

U.S

89,027

(209
)

(1.0
)

Non-U.S

33,510

154

1.9

Total

$
680,584

$
1,603

1.0
%

Non-interest bearing liabilities and equity

151,867

Total liabilities and equity

$
832,451

Net interest income and net interest rate spread

$
152

—
%

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Average Balances and Interest Rates and Net Interest Income

Six Months Ended June 30, 2010

Average Weekly Balance

Interest

Annualized Average Rate

(dollars in millions)

Assets

Interest earning assets:

Financial instruments owned(1):

U.S

$
148,208

$
1,835

2.5
%

Non-U.S

103,253

375

0.7

Securities available for sale:

U.S

11,738

65

1.1

Loans:

U.S

7,042

129

3.7

Non-U.S

203

11

11.0

Interest bearing deposits with banks:

U.S

34,880

41

0.2

Non-U.S

21,088

42

0.4

Federal funds sold and securities purchased under agreements to resell and securities borrowed:

U.S

204,157

60

0.1

Non-U.S

110,044

265

0.5

Other:

U.S

29,137

740

5.2

Non-U.S

19,960

(60
)

(0.6
)

Total

$
689,710

$
3,503

1.0
%

Non-interest earning assets

142,836

Total assets

$
832,546

Liabilities and Equity

Interest bearing liabilities:

Commercial paper and other short-term borrowings:

U.S

$
1,625

$
4

0.5
%

Non-U.S

1,037

2

0.4

Deposits:

U.S

64,134

160

0.5

Non-U.S

97

—

—

Long-term debt:

U.S

185,833

2,227

2.4

Non-U.S

4,576

6

0.3

Financial instruments sold, not yet purchased(1):

U.S

15,043

—

—

Non-U.S

67,754

—

—

Securities sold under agreements to repurchase and securities loaned:

U.S

142,331

342

0.5

Non-U.S

77,508

366

1.0

Other:

U.S

86,533

(260
)

(0.6
)

Non-U.S

34,672

123

0.7

Total

$
681,143

$
2,970

0.9
%

Non-interest bearing liabilities and equity

151,403

Total liabilities and equity

$
832,546

Net interest income and net interest rate spread

$
533

0.1
%

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Average Balances and Interest Rates and Net Interest Income

Six Months Ended June 30, 2009

Average Balance(2)

Interest

Annualized Average Rate

(dollars in millions)

Assets

Interest earning assets:

Financial instruments owned(1)

$
184,573

$
2,432

2.7
%

Loans

6,768

101

3.0

Interest bearing deposits with banks

67,661

175

0.5

Federal funds sold and securities purchased under agreements to resell and securities borrowed

232,011

576

0.5

Other

42,630

609

2.9

Total

$
533,643

$
3,893

1.5
%

Non-interest earning assets

157,120

Total assets

$
690,763

Liabilities and Equity

Interest bearing liabilities:

Commercial paper and other short-term borrowings

$
4,056

$
34

1.7
%

Deposits

59,151

172

0.6

Long-term debt

177,616

2,770

3.2

Financial instruments sold, not yet purchased(1)

59,008

—

—

Securities sold under agreements to repurchase and securities loaned

132,721

858

1.3

Other

114,759

320

0.6

Total

$
547,311

$
4,154

1.5
%

Non-interest bearing liabilities and equity

143,452

Total liabilities and equity

$
690,763

Net interest income and net interest rate spread

$
(261
)

—
%

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

Six Months Ended June 30, 2010 versus Six Months Ended June 30,
2009

Increase (decrease) due to change in:

Net change

Volume

Rate

(in millions)

Interest earning assets

Financial instruments owned

$
881

$
(1,103
)

$
(222
)

Securities available for sale

65

—

65

Loans

7

32

39

Interest bearing deposits with banks

(30
)

(62
)

(92
)

Federal funds sold and securities purchased under agreements to resell and securities borrowed

204

(455
)

(251
)

Other

92

(21
)

71

Change in interest income

$
1,219

$
(1,609
)

$
(390
)

Interest bearing liabilities

Commercial paper and other short-term borrowings

$
(12
)

$
(16
)

$
(28
)

Deposits

15

(27
)

(12
)

Long-term debt

200

(737
)

(537
)

Securities sold under agreements to repurchase

563

(713
)

(150
)

Other

18

(475
)

(457
)

Change in interest expense

$
784

$
(1,968
)

$
(1,184
)

Change in net interest income

$
435

$
359

$
794

Part II—Other Information.

Item 1.
Legal Proceedings.

In addition to the
matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”), the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (the
“First Quarter Form 10-Q”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income.

In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. The Company cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues must be developed, including the need to discover and determine important factual matters and the need to address novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of such proceedings will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such proceedings could be material to the Company’s operating results and cash flows for a particular period depending on, among other things, the level of the Company’s revenues or income for such period.

The
following developments have occurred with respect to certain matters previously reported in the Form 10-K and the First Quarter Form 10-Q:

Residential Mortgage-Related Matters.

Regulatory and Governmental Matters

On June 24, 2010, the Company and the Office of the Attorney General for the Commonwealth of Massachusetts (“Massachusetts OAG”) entered into an Assurance of Discontinuance (“AOD”) to resolve the Massachusetts OAG’s investigation of the Company’s financing, purchase and securitization of certain subprime residential mortgages. The AOD provides for the Company to make payments totaling approximately $102.7 million, and for the Company to use its best efforts to implement certain business practices related to such activities on a prospective basis.

Class Actions

On April 30,
2010, the lead plaintiffs in In Re Washington Mutual, Inc. Securities Litigation, pending in the United States District Court for the Western District of Washington, filed a motion for class certification, which defendants are opposing.

On June 5, 2010, the underwriter defendants moved to dismiss the amended complaint filed by the lead plaintiffs on April 23, 2010 in In re: Lehman Brothers Equity/Debt Securities Litigation, pending in the United States District Court for the Southern District of New York (“SDNY”).

On June 21, 2010, the court presiding over In re IndyMac Mortgage-Backed Securities Litigation, pending in the SDNY, granted in part and denied in part the underwriter defendants’ motion to dismiss the amended consolidated class action complaint.

Other Litigation

On September 25, 2009, the Company was named as a defendant in a lawsuit styled Citibank, N.A. v. Morgan Stanley &
Co. International, PLC, which is pending in the SDNY. The lawsuit relates to a credit default swap referencing the Capmark VI CDO (“Capmark”), which was structured by Citibank, N.A. (“Citi N.A.”). At issue is whether, as part of the swap agreement, Citi N.A. was obligated to obtain the Company’s prior written consent before it exercised its rights to liquidate Capmark upon the occurrence of certain contractually-defined credit events. Citi N.A. is seeking approximately $245 million in compensatory damages plus interest and costs. On May 13, 2010, the court granted Citi N.A.’s motion for judgment on the pleadings on its claim for breach of contract. The Company plans to appeal that decision and has asserted equitable counterclaims which are still pending.

Item 1A.
Risk Factors.

For a discussion of the
risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of the Form 10-K.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended June 30, 2010.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period

Total Number of Shares Purchased

Average Price Paid Per Share

Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)

Approximate Dollar Value of Shares that May Yet Be Purchased Under the
Plans or Programs

  Month #1
(April 1, 2010—April 30, 2010)

Share Repurchase Program (A)

—

—

—

$
1,560

Employee Transactions (B)

129,521

$
29.50

—

—

  Month #2
(May 1, 2010—May 31, 2010)

Share Repurchase Program (A)

—

—

—

$
1,560

Employee Transactions (B)

283,092

$
27.52

—

—

  Month #3
(June 1, 2010—June 30, 2010)

Share Repurchase Program (A)

—

—

—

$
1,560

Employee Transactions (B)

72,890

$
24.68

—

—

Total

Share Repurchase Program (A)

—

—

—

$
1,560

Employee Transactions (B)

485,503

$
27.62

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

  MORGAN STANLEY
(Registrant)

By:

/S/ RUTH PORAT

  Ruth Porat
 Executive Vice President and
Chief Financial Officer

By:

/S/ PAUL C. WIRTH

  Paul C. Wirth
Finance Director and Controller

Date: August 6, 2010

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended June 30, 2010

Exhibit No.

Description

10

Amended and Restated Trust Agreement dated as of April 20, 2010 by and between Morgan Stanley and State Street Bank and Trust Company.

12

Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15

Letter of awareness from Deloitte & Touche LLP, dated August 6, 2010, concerning unaudited interim financial information.

31.1

Rule 13a-14(a) Certification of Chief Executive Officer.

31.2

Rule 13a-14(a) Certification of Chief Financial Officer.

32.1

Section 1350 Certification of Chief Executive Officer.

32.2

Section 1350 Certification of Chief Financial Officer.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition—June 30, 2010 and December 31,
2009, (ii) the Condensed Consolidated Statements of Income—Three and Six Months Ended June 30, 2010 and 2009, (iii) the Condensed Consolidated Statements of Comprehensive Income—Three and Six Months Ended June 30, 2010 and 2009,
(iv) the Condensed Consolidated Statements of Cash Flows—Six Months Ended June 30, 2010 and 2009, (v) the Condensed Consolidated Statements of Changes in Total Equity—For the Six Months Ended June 30, 2010 and 2009, and
(vi) Notes to Condensed Consolidated Financial Statements (unaudited).*

*
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and
Section 18 of the Securities Exchange Act of 1934.

E-1