Form 10-Q
period 2010-09-30
MORGAN STANLEY
filed 2010-11-08
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, there were 1,512,877,397 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2010

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

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

(unaudited)

	September 30, 2010	December 31, 2009
Assets
Cash and due from banks ($245 at September 30, 2010 related to consolidated variable interest entities generally not available to the Company)	$6,936	$6,988
Interest bearing deposits with banks	26,179	25,003
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	20,273	23,712
Financial instruments owned, at fair value (approximately $147 billion and $101 billion were pledged to various parties at September 30, 2010 and December 31, 2009, respectively):
U.S. government and agency securities	64,823	62,215
Other sovereign government obligations	38,210	25,445
Corporate and other debt ($3,917 at September 30, 2010 related to consolidated variable interest entities, generally not available to the Company)	93,096	90,454
Corporate equities	61,835	57,968
Derivative and other contracts	57,054	49,081
Investments ($1,656 at September 30, 2010 related to consolidated variable interest entities, generally not available to the Company)	10,033	9,286
Physical commodities	6,668	5,329

Total financial instruments owned, at fair value	331,719	299,778
Securities available for sale	24,254	—
Securities received as collateral, at fair value	17,062	13,656
Federal funds sold and securities purchased under agreements to resell	153,952	143,208
Securities borrowed	162,434	167,501
Receivables:
Customers	33,140	27,594
Brokers, dealers and clearing organizations	9,866	5,719
Fees, interest and other	9,959	11,164
Loans	9,568	7,259
Other investments	5,712	3,752
Premises, equipment and software costs (net of accumulated depreciation of $4,322 and $3,734 at September 30, 2010 and December 31, 2009, respectively) ($485 at September 30, 2010 related to consolidated variable entities, generally not available to the Company)	6,032	7,067
Goodwill	6,766	7,162
Intangible assets (net of accumulated amortization of $542 and $275 at September 30, 2010 and December 31, 2009, respectively) (includes $139 and $137 at fair value at September 30, 2010 and December 31, 2009, respectively)	4,808	5,054
Other assets	12,712	16,845

Total assets	$841,372	$771,462

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(CONTINUED)

(dollars in millions, except share data)

(unaudited)

	September 30, 2010	December 31, 2009
Liabilities and Equity
Commercial paper and other short-term borrowings (includes $2,220 and $791 at fair value at September 30, 2010 and December 31, 2009, respectively)	$4,649	$2,378
Deposits (includes $4,214 and $4,967 at fair value at September 30, 2010 and December 31, 2009, respectively)	61,202	62,215
Financial instruments sold, not yet purchased, at fair value:
U.S. government and agency securities	25,092	20,503
Other sovereign government obligations	23,154	18,244
Corporate and other debt	10,363	7,826
Corporate equities	28,987	22,601
Derivative and other contracts	54,988	38,209

Total financial instruments sold, not yet purchased, at fair value	142,584	107,383
Obligation to return securities received as collateral, at fair value	17,062	13,656
Securities sold under agreements to repurchase (includes $266 at fair value at September 30, 2010)	167,111	159,401
Securities loaned	31,123	26,246
Other secured financings (includes $8,481 and $8,102 at fair value at September 30, 2010 and December 31, 2009, respectively) ($2,970 at September 30, 2010 related to consolidated variable interest entities and are non-recourse to the Company)	9,826	8,102

Payables:
Customers	124,185	117,058
Brokers, dealers and clearing organizations	3,447	5,423
Interest and dividends	2,813	2,597
Other liabilities and accrued expenses	15,297	20,849
Long-term borrowings (includes $40,809 and $37,610 at fair value at September 30, 2010 and December 31, 2009, respectively)	196,491	193,374

	775,790	718,682

Commitments and contingencies
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	9,597	9,597
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at September 30, 2010 and December 31, 2009;
Shares issued: 1,603,913,074 at September 30, 2010 and 1,487,850,163 at December 31, 2009;
Shares outstanding: 1,512,989,777 at September 30, 2010 and 1,360,595,214 at December 31, 2009	16	15
Paid-in capital	13,389	8,619
Retained earnings	38,056	35,056
Employee stock trust	3,549	4,064
Accumulated other comprehensive loss	(116)	(560)
Common stock held in treasury, at cost, $0.01 par value; 90,923,297 shares at September 30, 2010 and 127,254,949 shares at December 31, 2009	(4,066)	(6,039)
Common stock issued to employee trust	(3,549)	(4,064)

Total Morgan Stanley shareholders’ equity	56,876	46,688
Noncontrolling interests	8,706	6,092

Total equity	65,582	52,780

Total liabilities and equity	$841,372	$771,462

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Investment banking	$1,221	$1,208	$3,361	$3,347
Principal transactions:
Trading	1,439	3,399	8,552	6,536
Investments	820	95	1,137	(1,180)
Commissions	1,068	1,244	3,636	2,986
Asset management, distribution and administration fees	1,940	1,886	5,877	3,910
Other	186	139	630	775

Total non-interest revenues	6,674	7,971	23,193	16,374

Interest income	1,859	1,851	5,334	5,722
Interest expense	1,754	1,354	4,722	5,500

Net interest	105	497	612	222

Net revenues	6,779	8,468	23,805	16,596

Non-interest expenses:
Compensation and benefits	3,686	4,896	11,987	10,673
Occupancy and equipment	401	419	1,190	1,126
Brokerage, clearing and exchange fees	332	285	1,051	800
Information processing and communications	412	356	1,223	951
Marketing and business development	134	118	421	348
Professional services	460	381	1,351	1,068
Other	554	520	1,570	1,309

Total non-interest expenses	5,979	6,975	18,793	16,275

Income from continuing operations before income taxes	800	1,493	5,012	321
Provision for (benefit from) income taxes	(23)	521	650	(384)

Income from continuing operations	823	972	4,362	705
Discontinued operations:
Gain (loss) from discontinued operations	(146)	(278)	626	(95)
Provision for (benefit from) income taxes	36	(99)	352	(26)

Net gain (loss) from discontinued operations	(182)	(179)	274	(69)

Net income	$641	$793	$4,636	$636
Net income (loss) applicable to noncontrolling interests	510	36	769	(93)

Net income applicable to Morgan Stanley	$131	$757	$3,867	$729

Earnings (loss) applicable to Morgan Stanley common shareholders	$(91)	$498	$2,971	$(1,301)

Amounts applicable to Morgan Stanley:
Income from continuing operations	$313	$936	$3,593	$814
Net gain (loss) from discontinued operations	(182)	(179)	274	(85)

Net income applicable to Morgan Stanley	$131	$757	$3,867	$729

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$0.07	$0.51	$2.04	$(1.06)
Net gain (loss) from discontinued operations	(0.14)	(0.12)	0.18	(0.07)

Earnings (loss) per basic common share	$(0.07)	$0.39	$2.22	$(1.13)

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$0.05	$0.50	$1.98	$(1.06)
Net gain (loss) from discontinued operations	(0.12)	(0.12)	0.17	(0.07)

Earnings (loss) per diluted common share	$(0.07)	$0.38	$2.15	$(1.13)

Average common shares outstanding:
Basic	1,377,230,354	1,294,298,229	1,336,508,289	1,148,161,310

Diluted	1,443,100,524	1,300,070,107	1,709,544,142	1,148,161,310

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$641	$793	$4,636	$636
Other comprehensive income, net of tax:
Foreign currency translation adjustments(1)	178	40	215	98
Amortization of cash flow hedges(2)	2	2	7	10
Net unrealized gain on securities available for sale (3)	145	—	232	—
Pension and postretirement related adjustments(4)	4	7	113	16

Comprehensive income	$970	$842	$5,203	$760
Net income (loss) applicable to noncontrolling interests	510	36	769	(93)
Other comprehensive income applicable to noncontrolling interests	91	6	123	3

Comprehensive income applicable to Morgan Stanley	$369	$800	$4,311	$850

(1)	Amounts are net of benefit from income taxes of $219 million and $106 million for the quarters ended September 30, 2010 and 2009, respectively, and $149 million and $317 million for the nine months ended September 30, 2010 and 2009, respectively.
(2)	Amounts are net of provision for income taxes of $1 million and $2 million for the quarters ended September 30, 2010 and 2009, and $5 million and $6 million for the nine months ended September 30, 2010 and 2009, respectively.
(3)	Amounts are net of provision for income taxes of $78 million for the quarter ended September 30, 2010 and $154 million for the nine months ended September 30, 2010.
(4)	Amounts are net of provision for income taxes of $2 million and $1 million for the quarters ended September 30, 2010 and 2009, respectively, and $70 million and $9 million for the nine months ended September 30, 2010 and 2009, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Nine Months Ended September 30,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,636	$636
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Compensation payable in common stock and options	977	1,021
Depreciation and amortization	1,837	829
Gain on business dispositions	(514)	(480)
Gain on repurchase of long-term debt	—	(460)
Insurance reimbursement	(88)	—
Loss on assets held for sale	1,158	—
Impairment charges and other-than-temporary impairment charges	66	689
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	3,439	2,286
Financial instruments owned, net of financial instruments sold, not yet purchased	4,421	(52,560)
Securities borrowed	5,067	(40,870)
Securities loaned	4,877	11,602
Receivables, loans and other assets	(6,081)	(1,029)
Payables and other liabilities	2,451	(2,707)
Federal funds sold and securities purchased under agreements to resell	(10,744)	(24,276)
Securities sold under agreements to repurchase	7,710	55,131

Net cash provided by (used for) operating activities	19,212	(50,188)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Premises, equipment and software costs	(800)	(2,307)
Business acquisitions, net of cash acquired	(1,028)	(2,160)
Business dispositions, net of cash disposed	800	565
MUFG transaction	247	—
Purchases of securities available for sale	(23,374)	—
Redemption of securities available for sale	31

Net cash used for investing activities	(24,124)	(3,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Short-term borrowings	2,271	(7,189)
Dividends received from Noncontrolling interests	20	—
Derivatives financing activities	(76)	(78)
Other secured financings	(409)	(2,261)
Deposits	(1,013)	11,060
Excess tax benefits associated with stock-based awards	4	12
Net proceeds from:
Morgan Stanley public offerings of common stock	—	6,212
Issuance of common stock	5,581	41
Issuance of long-term borrowings	26,648	36,342
Payments for:
Long-term borrowings	(20,662)	(28,546)
Series D Preferred Stock and warrant	—	(10,950)
Redemption of junior subordinated debentures related to CIC	(5,579)	—
Repurchases of common stock for employee tax withholding	(298)	(37)
Cash dividends	(867)	(1,445)

Net cash (used for) provided by financing activities	5,620	3,161

Effect of exchange rate changes on cash and cash equivalents	171	869

Cash and cash equivalents related to variable interest entities	245	—

Net increase (decrease) in cash and cash equivalents	1,124	(50,060)
Cash and cash equivalents, at beginning of period	31,991	78,670

Cash and cash equivalents, at end of period	$33,115	$28,610

Cash and cash equivalents include:
Cash and due from banks	$6,936	$6,218
Interest bearing deposits with banks	26,179	22,392

Cash and cash equivalents, at end of period	$33,115	$28,610

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $4,066 million and $5,679 million for the nine months ended September 30, 2010 and 2009, respectively.

Cash payments for income taxes were $378 million and $785 million for the nine months ended September 30, 2010 and 2009, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

Nine Months Ended September 30, 2010

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2009	$9,597	$15	$8,619	$35,056	$4,064	$(560)	$(6,039)	$(4,064)	$6,092	$52,780
Net income	—	—	—	3,867	—	—	—	—	769	4,636
Dividends	—	—	—	(867)	—	—	—	—	—	(867)
Shares issued under employee plans and related tax effects	—	—	(1,539)	—	(515)	—	2,271	515	—	732
Repurchases of common stock	—	—	—	—	—	—	(298)	—	—	(298)
Net change in cash flow hedges	—	—	—	—	—	7	—	—	—	7
Pension and postretirement adjustments	—	—	—	—	—	113	—	—	—	113
Foreign currency translation adjustments	—	—	—	—	—	92	—	—	123	215
Gain on MUFG transaction	—	—	731	—	—	—	—	—	—	731
Change in net unrealized gains on securities available for sale	—	—	—	—	—	232	—	—	—	232
Redemption of CIC equity units and issuance of common stock	—	1	5,578	—	—	—	—	—	—	5,579
Increases in noncontrolling interest related to MUFG transaction	—	—	—	—	—	—	—	—	1,130	1,130
Increases in noncontrolling interest for issuances of shares by a subsidiary of the Company	—	—	—	—	—	—	—	—	51	51
Increases in noncontrolling interest for the sale of a subsidiary’s shares by the Company	—	—	—	—	—	—	—	—	56	56
Increase in noncontrolling interests related to the consolidation of certain real estate partnerships sponsored by the Company	—	—	—	—	—	—	—	—	468	468
Decrease in noncontrolling interests related to dividends of noncontrolling interests	—	—	—	—	—	—	—	—	(20)	(20)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	—	37	37

BALANCE AT SEPTEMBER 30, 2010	$9,597	$16	$13,389	$38,056	$3,549	$(116)	$(4,066)	$(3,549)	$8,706	$65,582

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY—(Continued)

Nine Months Ended September 30, 2009

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2008	$19,168	$12	$459	$36,154	$4,312	$(420)	$(6,620)	$(4,312)	$703	$49,456
Net income (loss)	—	—	—	729	—	—	—	—	(93)	636
Dividends	—	—	—	(1,023)	—	—	—	—	(17)	(1,040)
Shares issued under employee plans and related tax effects	—	—	307	—	(254)	—	526	254	—	833
Repurchases of common stock	—	—	—	—	—	—	(37)	—	—	(37)
Morgan Stanley public offerings of common stock	—	3	6,209	—	—	—	—	—	—	6,212
Preferred stock extinguished and exchanged for common stock	(503)	—	705	(202)	—	—	—	—	—	—
Series D preferred stock and warrant	(9,068)	—	(950)	(932)	—	—	—	—	—	(10,950)
Gain on MSSB transaction	—	—	1,711	—	—	—	—	—	—	1,711
Net change in cash flow hedges	—	—	—	—	—	10	—	—	—	10
Pension and postretirement adjustments	—	—	—	—	—	16	—	—	—	16
Foreign currency translation adjustments	—	—	—	—	—	95	—	—	3	98
Increases in noncontrolling interests related to MSSB transaction	—	—	—	—	—	—	—	—	4,821	4,821
Increases in noncontrolling interests related to the consolidation of two real estate funds sponsored by the
Company	—	—	—	—	—	—	—	—	649	649
Decreases in noncontrolling interests related to disposition of a subsidiary	—	—	—	—	—	—	—	—	(229)	(229)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	—	38	38

BALANCE AT SEPTEMBER 30, 2009	$9,597	$15	$8,441	$34,726	$4,058	$(299)	$(6,131)	$(4,058)	$5,875	$52,224

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Introduction and Basis of Presentation.

The Company.    Morgan Stanley, a financial holding company, is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Global Wealth Management Group and Asset Management. Unless the context otherwise requires, the terms “Morgan Stanley” and the “Company” mean Morgan Stanley and its consolidated subsidiaries.

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

Discontinued Operations.

Retail Asset Management Business.    On June 1, 2010, the Company completed the sale of substantially all of its retail asset management business (“Retail Asset Management”), including Van Kampen Investments, Inc., to Invesco Ltd. (“Invesco”). The Company received $800 million in cash and approximately 30.9 million shares of Invesco stock upon sale, resulting in a cumulative after-tax gain of $673 million, of which $514 million was recorded in the quarter ended June 30, 2010. The remaining gain of $159 million, representing tax basis benefits, was recorded primarily in the quarter ended December 31, 2009. The results of Retail Asset Management are reported as discontinued operations within the Asset Management business segment for all periods presented through the date of sale.

The Company recorded the 30.9 million shares as securities available for sale (see Note 5 for further information).

Revel Entertainment Group, LLC.    On March 31, 2010, the Board of Directors authorized a plan of disposal by sale for Revel Entertainment Group, LLC (“Revel”), a development stage enterprise and subsidiary of the Company that is primarily associated with a development property in Atlantic City, New Jersey. Total assets of Revel included in the Company’s condensed consolidated statement of financial condition at September 30, 2010 approximated $40 million, which represented its fair value, net of estimated costs to sell. The results of Revel are reported as discontinued operations for all periods presented within the Institutional Securities business segment. The quarter and nine months ended September 30, 2010 includes losses of approximately $229 million and approximately $1.2 billion, respectively, in connection with write-downs and related costs of such planned disposition.

CityMortgage Bank.    In the third quarter of 2010, the Company completed the disposal of CityMortgage Bank (“CMB”), a Moscow-based mortgage bank. The results of CMB are reported as discontinued operations for all periods presented within the Institutional Securities business segment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other.    In the third quarter of 2010, the Company completed a disposal of a real estate property within the Asset Management business segment. The results of operations are reported as discontinued operations for all periods presented.

MSCI Inc.    In May 2009, the Company divested all of its remaining ownership interest in MSCI Inc. (“MSCI”). The results of MSCI are reported as discontinued operations through the date of sale within the Institutional Securities business segment.

Crescent.    Discontinued operations for the three and nine months ended September 30, 2009 included operating results related to Crescent Real Estate Equities Limited Partnership (“Crescent”), a former real estate subsidiary of the Company. The Company completed the disposition of Crescent in the fourth quarter of 2009, whereby the Company transferred its ownership interest in Crescent to Crescent’s primary creditor in exchange for full release of liability on the related loans. The results of Crescent are reported as discontinued operations within the Asset Management business segment.

Discover.    On June 30, 2007, the Company completed the spin-off of its business segment Discover Financial Services (“DFS”) to its shareholders. On February 11, 2010, DFS paid the Company $775 million in complete satisfaction of its obligations to the Company regarding the sharing of proceeds from the lawsuit against Visa and MasterCard. The payment was recorded as a gain in discontinued operations for the nine months ended September 30, 2010.

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

Consolidation.    The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest, including certain variable interest entities (“VIEs”) (see Note 7). The Company adopted accounting guidance for noncontrolling interests on January 1, 2009. Accordingly, for consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests for such subsidiaries is presented as Net income (loss) applicable to noncontrolling interests on the condensed consolidated statements of income, and the portion of the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shareholders’ equity of such subsidiaries is presented as Noncontrolling interests in the condensed consolidated statements of financial condition and condensed consolidated statements of changes in total equity.

For entities where (1) the total equity investment at risk is sufficient to enable the entity to finance its activities without additional support and (2) the equity holders bear the economic residual risks and returns of the entity and have the power to direct the activities of the entity that most significantly affect its economic performance, the Company consolidates those entities it controls either through a majority voting interest or otherwise. For entities that do not meet these criteria, commonly known as VIEs, the Company consolidates those entities where the Company has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, except for certain VIEs that are money market funds, investment companies or are entities qualifying for accounting purposes as investment companies. Generally, the Company consolidates those entities when it absorbs a majority of the expected losses or a majority of the expected residual returns, or both, of the entities.

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

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees are recognized over the relevant contract period. Sales commissions paid by the Company in connection with the sale of certain classes of shares of its open-end mutual fund products are accounted for as deferred commission assets. The Company periodically tests the deferred commission assets for recoverability based on cash flows expected to be received in future periods. In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account/fund performance to date versus the performance benchmark stated in the investment management agreement. Performance-based fees are recorded within Principal transactions—investments or Asset management, distribution and administration fees depending on the nature of the arrangement. The amount of performance-based fee revenue at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $172 million at September 30, 2010 and approximately $122 million at December 31, 2009.

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

Financial Instruments Measured at Fair Value.    All of the instruments within Financial instruments owned and Financial instruments sold, not yet purchased, are measured at fair value, either through the fair value option election (discussed below) or as required by other accounting guidance. These financial instruments primarily represent the Company’s trading and investment activities and include both cash and derivative products. In addition, certain debt and equity securities classified as Securities available for sale are measured at fair value in accordance with accounting guidance for certain investments in debt and equity securities. Furthermore, Securities received as collateral and Obligation to return securities received as collateral are measured at fair value as required by other accounting guidance. Additionally, certain Commercial paper and other short-term borrowings (primarily structured notes), certain Deposits, Other secured financings, certain Securities sold under agreements to repurchase and certain Long-term borrowings (primarily structured notes and certain junior subordinated debentures) are measured at fair value through the fair value option election.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gains and losses on all of these instruments carried at fair value are reflected in Principal transactions—Trading revenues, Principal transactions—Investment revenues or Investment banking revenues in the condensed consolidated statements of income, except for Securities available for sale (see “Securities Available for Sale” section herein and Note 5) and derivatives accounted for as hedges (see “Hedge Accounting” section herein and Note 10). Interest income and expense are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instruments’ fair value, interest is included within Principal transactions—Trading revenues or Principal transactions—Investment revenues. Otherwise, it is included within Interest income or Interest expense. Dividend income is recorded in Principal transactions—Trading or Principal transactions—Investment revenues depending on the business activity. The fair value of over-the-counter (“OTC”) financial instruments, including derivative contracts related to financial instruments and commodities, is presented in the accompanying condensed consolidated statements of financial condition on a net-by-counterparty basis, when appropriate. Additionally, the Company nets fair value of cash collateral paid or received against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement.

Fair Value Option.    The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company applies the fair value option for eligible instruments, including certain loans and lending commitments, certain equity method investments, certain securities sold under agreements to repurchase, certain structured notes, certain junior subordinated debentures, certain time deposits and certain other secured financings.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Valuation Techniques.    Many cash and OTC derivative contracts have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that a party is willing to pay for an asset. Ask prices represent the lowest price that a party is willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, the Company does not require that the fair value estimate always be a predetermined point in the bid-ask range. The Company’s policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets the Company’s best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.

Fair value for many cash and OTC derivative contracts is derived using pricing models. Pricing models take into account the contract terms (including maturity) as well as multiple inputs, including, where applicable, commodity prices, equity prices, interest rate yield curves, credit curves, correlation, creditworthiness of the counterparty, option volatility and currency rates. Where appropriate, valuation adjustments are made to account for various factors such as liquidity risk (bid-ask adjustments), credit quality and model uncertainty. Adjustments for liquidity risk adjust model derived mid-market levels of Level 2 and Level 3 financial instruments for the bid-mid or mid-ask spread required to properly reflect the exit price of a risk position. Bid-mid and mid-ask spreads are marked to levels observed in trade activity, broker quotes or other external third-party data. Where these spreads are unobservable for the particular position in question, spreads are derived from observable levels of similar positions. The Company applies credit-related valuation adjustments to its short-term and long-term borrowings (including structured notes and junior subordinated debentures) for which the fair value option was elected and to OTC derivatives. The Company considers the impact of changes in its own credit spreads based upon observations of the Company’s secondary bond market spreads when measuring fair value for short-term and long-term borrowings. For OTC derivatives, the impact of changes in both the Company’s and the counterparty’s credit standing is considered when measuring fair value. In determining the expected exposure, the Company simulates the distribution of the future exposure to a counterparty, then applies market-based default probabilities to the future exposure, leveraging external third-party credit default swap (“CDS”) spread data. Where CDS spread data is unavailable for a specific counterparty, bond market spreads, CDS spread data based on the counterparty’s credit rating or CDS spread data that references a comparable counterparty may be utilized. The Company also considers collateral held and legally enforceable master netting agreements that mitigate the Company’s exposure to each counterparty. Adjustments for model uncertainty are taken for positions whose underlying models are reliant on significant inputs that are neither directly nor indirectly observable, hence requiring reliance on established theoretical concepts in their derivation. These adjustments are derived by making assessments of the possible degree of variability using statistical approaches and market-based information where possible. The Company generally subjects all valuations and models to a review process initially and on a periodic basis thereafter.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Condensed Consolidated Statements of Cash Flows.

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks, which are highly liquid investments with original maturities of three months or less and readily convertible to known amounts of cash. The Company’s significant non-cash activities include assets acquired of approximately $0.4 billion and assumed liabilities of approximately $0.1 billion in connection with a business acquisition and approximately $0.6 billion of equity securities received in connection with the sale of Retail Asset Management in the nine months ended September 30, 2010. The Company’s significant non-cash activities include assets acquired of $11.0 billion and assumed liabilities of $3.2 billion, in connection with business acquisitions in the nine months ended September 30, 2009. During the nine months ended September 30, 2009, the Company consolidated two real estate funds sponsored by the Company with assets of $600 million, liabilities of $18 million and Noncontrolling interests of $582 million.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Repurchase and Securities Lending Transactions.

Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings. Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”) are carried on the condensed consolidated statements of financial condition at the amounts at which the securities will be subsequently sold or repurchased, plus accrued interest, except for certain repurchase agreements for which the Company has elected the fair value option (See Note 4). Where appropriate, transactions with the same counterparty are reported on a net basis. Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received.

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

Earnings per Common Share.

Basic earnings per common share (“EPS”) is computed by dividing income available to Morgan Stanley common shareholders by the weighted average number of common shares outstanding for the period. Income available to Morgan Stanley common shareholders represents net income applicable to Morgan Stanley reduced by preferred stock dividends and allocations of earnings to participating securities. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement eligibility requirements. Diluted EPS reflects the assumed conversion of all dilutive securities.

Effective October 13, 2008, as a result of an adjustment to Equity Units sold to a wholly owned subsidiary of China Investment Corporation Ltd. (“CIC”), the Company began calculating EPS in accordance with the accounting guidance for determining EPS for participating securities. The accounting guidance for participating securities and the two-class method of calculating EPS addresses the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company along with common shareholders according to a predetermined formula. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to Morgan Stanley common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. The amount allocated to the participating securities is based upon the contractual terms of their respective contract and is reflected as a reduction to “Net income applicable to Morgan Stanley common shareholders” for the Company’s basic and diluted EPS calculations (see Note 14). The two-class method does not impact the Company’s actual net income applicable to Morgan Stanley or other financial results. Unless contractually required by the terms of the participating securities, no losses are allocated to participating securities for purposes of the EPS calculation under the two-class method.

In December 2007, the Company sold Equity Units that included contracts to purchase Company common stock to a wholly owned subsidiary of CIC (the “CIC Entity”) for approximately $5,579 million. On July 1, 2010, Moody’s Investor Services announced that it was lowering the equity credit assigned to such Equity Units. The

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms of the Equity Units permitted the Company to redeem the junior subordinated debentures underlying the Equity Units upon the occurrence and continuation of such a change in equity credit (a “Rating Agency Event”). In response to this Rating Agency Event, the Company redeemed the junior subordinated debentures in August 2010 and the redemption proceeds were subsequently used by the CIC Entity to settle its obligation under the purchase contracts. The settlement of the purchase contracts and delivery of 116,062,911 shares of Company common stock to the CIC Entity occurred in August 2010.

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

Employee Loans.

At September 30, 2010 and December 31, 2009, the Company had $5.9 billion and $3.5 billion, respectively, of loans outstanding primarily to certain MSSB employees that are included in Receivables—Fees, interest and other on the condensed consolidated statements of financial condition. These loans are full-recourse, require periodic payments and have repayment terms ranging from 4 to 12 years.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting Developments.

Transfers of Financial Assets and Extinguishments of Liabilities and Consolidation of Variable Interest Entities.    In June 2009, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance, which changed the way entities account for securitizations and special-purpose entities. The accounting guidance amended the accounting for transfers of financial assets and requires additional disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminated the concept of a QSPE and changed the requirements for derecognizing financial assets.

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

Scope Exception Related to Embedded Credit Derivatives.    In March 2010, the FASB issued accounting guidance that changes the accounting for credit derivatives embedded in beneficial interests in securitized financial assets. The new guidance eliminates the scope exception for embedded credit derivatives, unless they are created solely by subordination of one financial instrument to another. Bifurcation and separate recognition may be required for certain beneficial interests that are currently not accounted for at fair value through earnings. The adoption of this accounting guidance on July 1, 2010 did not have a material impact on the Company’s condensed consolidated financial statements.

3.	Morgan Stanley Smith Barney Holdings LLC.

Smith Barney.    On May 31, 2009, the Company and Citigroup Inc. (“Citi”) consummated the combination of the Company’s Global Wealth Management Group and the businesses of Citi’s Smith Barney in the U.S., Quilter Holdings Ltd in the U.K., and Smith Barney Australia (collectively, “Smith Barney”). In addition to the Company’s contribution of respective businesses to MSSB, the Company paid Citi $2,755 million in cash. The

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

combined businesses operate as Morgan Stanley Smith Barney. Pursuant to the terms of the amended contribution agreement, dated at May 29, 2009, certain businesses of Smith Barney and Morgan Stanley will be contributed to MSSB subsequent to May 31, 2009 (the “delayed contribution businesses”). Morgan Stanley and Citi will each own their delayed contribution businesses until they are transferred to MSSB and gains and losses from such businesses will be allocated to the Company’s and Citi’s respective share of MSSB’s gains and losses. The Company owns 51% and Citi owns 49% of MSSB.

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

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(unaudited)
Net revenues	$8,474	$19,407
Total non-interest expenses	6,976	18,726

Income from continuing operations before income taxes	1,498	681
Provision for (benefit from) income taxes	522	(315)

Income from continuing operations	976	996
Discontinued operations:
Loss from discontinued operations	(278)	(95)
Benefit from income taxes	(99)	(26)

Loss on discontinued operations	(179)	(69)

Net income	797	927
Net income applicable to noncontrolling interests	38	84

Net income applicable to Morgan Stanley	$759	$843

Earnings (loss) applicable to Morgan Stanley common shareholders	$500	$(1,187)

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$0.51	$(0.96)
Net loss from discontinued operations	(0.12)	(0.07)

Earnings (loss) per basic common share	$0.39	$(1.03)

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$0.50	$(0.96)
Net loss from discontinued operations	(0.12)	(0.07)

Earnings (loss) per diluted common share	$0.38	$(1.03)

The unaudited pro forma condensed combined financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company had the closing of Smith Barney and Citi Managed Futures been completed on January 1, 2009, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma combined financial information for the quarter and nine months ended September 30, 2009 were pro forma adjustments to reflect the results of operations of Smith Barney and Citi Managed Futures as well as the impact of amortizing certain purchase accounting adjustments such as amortizable intangible assets. The pro forma condensed financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of market conditions, expense efficiencies or other factors.

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

•

U.S. Agency Securities.    U.S. agency securities are comprised of three main categories consisting of agency-issued debt, agency mortgage pass-through securities and collateralized mortgage obligations. Non-callable agency-issued debt securities are generally valued using quoted market prices. Callable agency-issued debt securities are valued by benchmarking model-derived prices to quoted market prices and trade data for identical or comparable securities. The fair value of agency mortgage pass-through securities is model-driven based on spreads of the comparable To-be-announced (“TBA”) security. Collateralized mortgage obligations are valued using indices, quoted market prices and trade data for identical or comparable securities. Actively traded non-callable agency-issued debt securities are generally categorized in Level 1 of the fair value hierarchy. Callable agency-issued debt securities, agency mortgage pass-through securities and collateralized mortgage obligations are generally categorized in Level 2 of the fair value hierarchy.

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

Corporate and Other Debt

•

State and Municipal Securities.    The fair value of state and municipal securities is determined using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rates, bond or credit default swap spreads and volatility. These bonds are generally categorized in Level 2 of the fair value hierarchy.

•

Residential Mortgage-Backed Securities (“RMBS”), Commercial Mortgage-Backed Securities (“CMBS”), and other Asset-Backed Securities (“ABS”).    RMBS, CMBS and other ABS may be valued based on price or spread data obtained from observed transactions or independent external parties such as vendors or brokers. When position-specific external price data are not observable, the fair value determination may require benchmarking to similar instruments and/or analyzing expected credit losses, default and recovery rates. In evaluating the fair value of each security, the Company considers security collateral-specific attributes including payment priority, credit enhancement levels, type of collateral, delinquency rates and loss severity among other factors. In addition, for RMBS borrowers, FICO scores and the level of documentation for the loan are also considered. Market standard models, such as Intex, Trepp or others, may be deployed to model the specific collateral composition and cash flow structure of

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each deal. Key inputs to these models are market spreads, forecasted credit losses, default and prepayment rates for each asset category. Valuation levels of RMBS and CMBS indices are also used as an additional data point for benchmarking purposes or to price outright index positions.

RMBS, CMBS and other ABS are categorized in Level 3 of the fair value hierarchy if external prices or significant spread inputs are unobservable or if the comparability assessment involves significant subjectivity related to property type differences, cash flows, performance and other inputs; otherwise, they are categorized in Level 2 of the fair value hierarchy.

•

Corporate Bonds.    The fair value of corporate bonds is determined using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads obtained from independent external parties such as vendors and brokers adjusted for any basis difference between cash and derivative instruments. The spread data used are for the same maturity as the bond. If the spread data do not reference the issuer, then data that reference a comparable issuer are used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name credit default swap spreads and recovery rates as significant inputs. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy; in instances where prices, spreads or any of the other aforementioned key inputs are unobservable, they are categorized in Level 3 of the fair value hierarchy.

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

•

Corporate Loans and Lending Commitments.    The fair value of corporate loans is determined using recently executed transactions, market price quotations (where observable), implied yields from comparable debt, and market observable credit default swap spread levels obtained from independent external parties such as vendors and brokers adjusted for any basis difference between cash and derivative instruments, along with proprietary valuation models and default recovery analysis where such transactions and quotations are unobservable. The fair value of contingent corporate lending commitments is determined by using executed transactions on comparable loans and the anticipated market price based on pricing indications from syndicate banks and customers. The valuation of these commitments also takes into account certain fee income. Corporate loans and lending commitments are generally categorized in Level 2 of the fair value hierarchy; in instances where prices or significant spread inputs are unobservable, they are categorized in Level 3 of the fair value hierarchy.

•

Mortgage Loans.    Mortgage loans are valued using observable prices based on transactional data for identical or comparable instruments, when available. Where observable prices are not available, the Company estimates fair value based on benchmarking to prices and rates observed in the primary market for similar loan or borrower types, or based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved or a methodology that utilizes the capital structure and credit spreads of recent comparable securitization transactions. Mortgage loans valued based on observable transactional data for identical or comparable instruments are categorized in Level 2 of the fair value hierarchy. Where observable prices are not available, due to the subjectivity involved in

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comparability assessment related to mortgage loan vintage, geographical concentration, prepayment speed and projected loss assumptions, mortgage loans are classified in Level 3 of the fair value hierarchy.

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

Inputs that impact the valuation of SLARS are independent external market data, the underlying collateral types, level of seniority in the capital structure, amount of leverage in each structure, credit rating and liquidity considerations. Inputs that impact the valuation of MARS are independent external market data when available, the maximum rate, quality of underlying issuers/insurers and evidence of issuer calls. ARS are generally categorized in Level 2 of the fair value hierarchy as the valuation technique relies on observable external data. The majority of SLARS are generally categorized in Level 2 of the fair value hierarchy.

Corporate Equities.

•

Exchange-Traded Equity Securities.    Exchange-traded equity securities are generally valued based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized in Level 1 of the fair value hierarchy; otherwise, they are categorized in Level 2 or Level 3 of the fair value hierarchy.

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

Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be either observed or modeled using a series of techniques, and model inputs from comparable benchmarks, including closed-form analytic formulas, such as the Black-Scholes option-pricing model, and simulation models or a combination thereof. Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for generic interest rate swaps, certain option contracts and certain credit default swaps. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. A substantial majority of OTC derivative products valued by the Company using pricing models fall into this category and are categorized in Level 2 of the fair value hierarchy.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other derivative products, including complex products that have become illiquid, require more judgment in the implementation of the valuation technique applied due to the complexity of the valuation assumptions and the reduced observability of inputs. This includes derivative interests in certain mortgage-related CDO securities, certain types of ABS credit default swaps, basket credit default swaps, and CDO-squared positions (a CDO-squared position is a special purpose vehicle that issues interests, or tranches, that are backed by tranches issued by other CDOs) where direct trading activity or quotes are unobservable. These instruments involve significant unobservable inputs and are categorized in Level 3 of the fair value hierarchy.

Derivative interests in complex mortgage-related CDOs and ABS credit default swaps, for which observability of external price data is extremely limited, are valued based on an evaluation of the market and model input parameters sourced from similar positions as indicated by primary and secondary market activity. Each position is evaluated independently taking into consideration the underlying collateral performance and pricing, behavior of the tranche under various cumulative loss and prepayment scenarios, deal structures (e.g., non-amortizing reference obligations, call features, etc.) and liquidity. While these factors may be supported by historical and actual external observations, the determination of their value as it relates to specific positions nevertheless requires significant judgment.

For basket credit default swaps and CDO-squared positions, the correlation input between reference credits is unobservable for each specific swap or position and is benchmarked to standardized proxy baskets for which correlation data are available. The other model inputs such as credit spread, interest rates and recovery rates are observable. In instances where the correlation input is deemed to be significant, these instruments are categorized in Level 3 of the fair value hierarchy; otherwise, these instruments are categorized in Level 2 of the fair value hierarchy.

The Company trades various derivative structures with commodity underlyings. Depending on the type of structure, the model inputs generally include interest rate yield curves, commodity underlier price curves, implied volatility of the underlying commodities and, in some cases, the implied correlation between these inputs. The fair value of these products is determined using executed trades and broker and consensus data to provide values for the aforementioned inputs. Where these inputs are unobservable, relationships to observable commodities and data points, based on historic and/or implied observations, are employed as a technique to estimate the model input values. Commodity derivatives are generally categorized in Level 2 of the fair value hierarchy; in instances where significant inputs are unobservable, they are categorized in Level 3 of the fair value hierarchy.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exchange-traded direct equity investments that are actively traded are categorized in Level 1 of the fair value hierarchy. Non-exchange traded direct equity investments and investments in private equity and real estate funds are generally categorized in Level 3 of the fair value hierarchy. Investments in hedge funds that are redeemable at the measurement date or in the near future are categorized in Level 2 of the fair value hierarchy; otherwise they are categorized in Level 3 of the fair value hierarchy.

Physical Commodities.

•

The Company trades various physical commodities, including crude oil and refined products, natural gas, base and precious metals and agricultural products. Fair value for physical commodities is determined using observable inputs, including broker quotations and published indices. Physical commodities are categorized in Level 2 of the fair value hierarchy.

Securities Available for Sale.

•

Securities available for sale are comprised of U.S. government and agency securities and equity securities, including U.S. Treasury securities, agency-issued debt, agency mortgage pass-through securities and equity securities. Actively traded U.S. Treasury securities, non-callable agency-issued debt securities and equity securities are generally categorized in Level 1 of the fair value hierarchy. Callable agency-issued debt securities, agency mortgage pass-through securities are generally categorized in Level 2 of the fair value hierarchy. For further information on securities available for sale, see Note 5.

Commercial Paper and Other Short-term Borrowings/Long-Term Borrowings.

•

Structured Notes.    The Company issues structured notes that have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities. Fair value of structured notes is determined using valuation models for the derivative and debt portions of the notes. These models incorporate observable inputs referencing identical or comparable securities, including prices that the notes are linked to, interest rate yield curves, option volatility, and currency, commodity or equity rates. Independent, external and traded prices for the notes are also considered. The impact of the Company’s own credit spreads is also included based on the Company’s observed secondary bond market spreads. Most structured notes are categorized in Level 2 of the fair value hierarchy.

Deposits.

•	Time Deposits. The fair value of certificates of deposit is determined using third-party quotations. These deposits are generally categorized in Level 2 of the fair value hierarchy.

Securities sold under agreements to repurchase.

•

The fair value of a repurchase agreement is computed using a standard cash-flow discounting methodology. The inputs to the valuation include contractual cash flows and collateral funding spreads, which are estimated using various benchmarks, interest rate yield curves and option volatilities. Due to the significance of the unobservable inputs, repurchase agreements are categorized in Level 3 of the fair value hierarchy.

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009. See Note 2 for a discussion of the Company’s policies regarding the fair value hierarchy.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at September 30, 2010
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities:
U.S. Treasury securities	$21,896	$21	$—	$—	$21,917
U.S. agency securities	9,646	33,259	1	—	42,906

Total U.S. government and agency securities	31,542	33,280	1	—	64,823
Other sovereign government obligations	29,362	8,783	65	—	38,210
Corporate and other debt:
State and municipal securities	—	4,008	100	—	4,108
Residential mortgage-backed securities	—	3,277	237	—	3,514
Commercial mortgage-backed securities	—	2,976	366	—	3,342
Asset-backed securities	—	2,418	23	—	2,441
Corporate bonds	—	44,234	1,642	—	45,876
Collateralized debt obligations	—	2,142	1,746	—	3,888
Loans and lending commitments	—	13,882	12,110	—	25,992
Other debt	—	3,718	217	—	3,935

Total corporate and other debt	—	76,655	16,441	—	93,096
Corporate equities(1)	56,376	5,019	440	—	61,835
Derivative and other contracts:
Interest rate contracts	1,549	838,925	1,231	—	841,705
Credit contracts	—	103,178	18,803	—	121,981
Foreign exchange contracts	3	71,342	393	—	71,738
Equity contracts	2,818	41,239	926	—	44,983
Commodity contracts	5,126	58,812	1,156	—	65,094
Other	—	299	185	—	484
Netting(2)	(7,706)	(993,126)	(12,933)	(75,166)	(1,088,931)

Total derivative and other contracts	1,790	120,669	9,761	(75,166)	57,054
Investments(3)
Private equity funds	—	—	1,956	—	1,956
Real estate funds	—	7	2,282	—	2,289
Hedge funds	—	907	840	—	1,747
Principal investments	109	1,146	1,818	—	3,073
Other	418	95	455	—	968

Total investments	527	2,155	7,351	—	10,033
Physical commodities	—	6,668	—	—	6,668

Total financial instruments owned	119,597	253,229	34,059	(75,166)	331,719
Securities available for sale:
Debt securities:
U.S. government and agency securities	20,084	3,514	—	—	23,598
Equity securities(4)	656	—	—	—	656

Total securities available for sale	20,740	3,514	—	—	24,254
Securities received as collateral	16,152	910	—	—	17,062
Intangible assets(5)	—	—	139	—	139
Liabilities
Commercial paper and other short-term borrowings	$—	2,217	3	—	2,220
Deposits	—	4,199	15	—	4,214
Financial instruments sold, not yet purchased:
U.S. government and agency securities:
U.S. Treasury securities	22,221	—	—	—	22,221
U.S. agency securities	2,825	46	—	—	2,871

Total U.S. government and agency securities	25,046	46	—	—	25,092

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at September 30, 2010
	(dollars in millions)
Other sovereign government obligations	19,272	3,882	—	—	23,154
Corporate and other debt:
State and municipal securities	—	14	—	—	14
Asset-backed securities	—	20	—	—	20
Corporate bonds	—	8,283	262	—	8,545
Unfunded lending commitments	—	505	323	—	828
Other debt	—	763	193	—	956

Total corporate and other debt	—	9,585	778	—	10,363
Corporate equities(1)	27,050	1,921	16	—	28,987
Derivative and other contracts:
Interest rate contracts	1,617	809,978	487	—	812,082
Credit contracts	—	94,778	11,157	—	105,935
Foreign exchange contracts	2	75,527	498	—	76,027
Equity contracts	3,157	47,811	1,898	—	52,866
Commodity contracts	5,844	59,440	980	—	66,264
Other	—	533	1,619	—	2,152
Netting(2)	(7,706)	(993,126)	(12,933)	(46,573)	(1,060,338)

Total derivative and other contracts	2,914	94,941	3,706	(46,573)	54,988

Total financial instruments sold, not yet purchased	74,282	110,375	4,500	(46,573)	142,584
Obligation to return securities received as collateral	16,152	910	—	—	17,062
Securities sold under agreements to repurchase	—	—	266	—	266
Other secured financings	—	7,405	1,076	—	8,481
Long-term borrowings	—	39,510	1,299	—	40,809

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 10.
(3)	In June 2010, the Company voluntarily contributed $25 million to certain other investments in funds that it manages in connection with upcoming rule changes regarding net asset value disclosures for money market funds. Based on current liquidity and fund performance, the Company does not expect to provide additional voluntary support to non-consolidated funds that it manages.
(4)	In connection with the Company’s sale of Retail Asset Management to Invesco, the Company received equity securities of Invesco. For further information regarding these securities available for sale, see Note 5.
(5)	Amount represents mortgage servicing rights (“MSRs”) accounted for at fair value. See Note 7 for further information on MSRs.

Transfers Between Level 1 and Level 2 During the Quarter Ended September 30, 2010.

Financial instruments owned—Derivative and other contracts and Financial instruments sold, not yet purchased—Derivative and other contracts.    During the quarter ended September 30, 2010, the Company reclassified approximately $1.6 billion of derivative assets and approximately $1.6 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on exchange-quoted prices.

Transfers Between Level 1 and Level 2 During the Nine Months Ended September 30, 2010.

Financial instruments owned—Derivative and other contracts and Financial instruments sold, not yet purchased—Derivative and other contracts.    During the nine months ended September 30, 2010, the Company reclassified approximately $2.2 billion of derivative assets and approximately $2.3 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on exchange-quoted prices.

Financial instruments owned—Corporate equities.    During the nine months ended September 30, 2010, the Company reclassified approximately $1.2 billion of certain Corporate equities from Level 2 to Level 1 as transactions in these securities occurred with sufficient frequency and volume to constitute an active market.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2009

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2009
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities:
U.S. Treasury securities	$15,394	$—	$—	$—	$15,394
U.S. agency securities	19,670	27,115	36	—	46,821

Total U.S. government and agency securities	35,064	27,115	36	—	62,215
Other sovereign government obligations	21,080	4,362	3	—	25,445

Corporate and other debt:
State and municipal securities	—	3,234	713	—	3,947
Residential mortgage-backed securities	—	4,285	818	—	5,103
Commercial mortgage-backed securities	—	2,930	1,573	—	4,503
Asset-backed securities	—	4,797	591	—	5,388
Corporate bonds	—	37,363	1,038	—	38,401
Collateralized debt obligations	—	1,539	1,553	—	3,092
Loans and lending commitments	—	13,759	12,506	—	26,265
Other debt	—	2,093	1,662	—	3,755

Total corporate and other debt	—	70,000	20,454	—	90,454
Corporate equities(1)	49,732	7,700	536	—	57,968
Derivative and other contracts(2)	2,310	102,466	14,549	(70,244)	49,081
Investments	743	930	7,613	—	9,286
Physical commodities	—	5,329	—	—	5,329

Total financial instruments owned	108,929	217,902	43,191	(70,244)	299,778
Securities received as collateral	12,778	855	23	—	13,656
Intangible assets(3)	—	—	137	—	137

Liabilities
Commercial paper and other short-term borrowings	$—	$791	$—	$—	$791
Deposits	—	4,943	24	—	4,967
Financial instruments sold, not yet purchased:
U.S. government and agency securities:
U.S. Treasury securities	17,907	1	—	—	17,908
U.S. agency securities	2,573	22	—	—	2,595

Total U.S. government and agency securities	20,480	23	—	—	20,503
Other sovereign government obligations	16,747	1,497	—	—	18,244

Corporate and other debt:
State and municipal securities	—	9	—	—	9
Commercial mortgage-backed securities	—	8	—	—	8
Asset-backed securities	—	63	4	—	67
Corporate bonds	—	5,812	29	—	5,841
Collateralized debt obligations	—	—	3	—	3
Unfunded lending commitments	—	732	252	—	984
Other debt	—	483	431	—	914

Total corporate and other debt	—	7,107	719	—	7,826
Corporate equities(1)	18,125	4,472	4	—	22,601
Derivative and other contracts(2)	3,383	67,847	6,203	(39,224)	38,209

Total financial instruments sold, not yet purchased	58,735	80,946	6,926	(39,224)	107,383
Obligation to return securities received as collateral	12,778	855	23	—	13,656
Other secured financings	—	6,570	1,532	—	8,102
Long-term borrowings	—	30,745	6,865	—	37,610

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 10.
(3)	Amount represents MSRs accounted for at fair value. See Note 7 for further information on MSRs.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter and nine months ended September 30, 2010 and for the quarter and nine months ended September 30, 2009, respectively. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company in the Level 1 and/or Level 2 categories.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2010

	Beginning Balance at June 30, 2010	Total Realized and Unrealized Gains (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at September 30, 2010	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2010(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. agency securities	$1	$—	$—	$—	$1	$—
Other sovereign government obligations	73	7	(7)	(8)	65	7
Corporate and other debt:
State and municipal securities	221	(3)	—	(118)	100	(1)
Residential mortgage-backed securities	476	2	(335)	94	237	(7)
Commercial mortgage-backed securities	613	61	(83)	(225)	366	44
Asset-backed securities	101	13	(78)	(13)	23	1
Corporate bonds	1,344	29	247	22	1,642	31
Collateralized debt obligations	1,513	120	109	4	1,746	106
Loans and lending commitments	12,747	141	421	(1,199)	12,110	125
Other debt	1,810	1	(4)	(1,590)	217	(6)

Total corporate and other debt	18,825	364	277	(3,025)	16,441	293
Corporate equities	346	(5)	49	50	440	2
Net derivative and other contracts:
Interest rate contracts	516	96	(27)	159	744	112
Credit contracts	8,101	(812)	444	(87)	7,646	(623)
Foreign exchange contracts	71	(81)	37	(132)	(105)	(83)
Equity contracts	(998)	(8)	(24)	58	(972)	(75)
Commodity contracts	14	165	75	(78)	176	105
Other	(1,039)	(389)	(27)	21	(1,434)	(393)

Total net derivative and other contracts(3)	6,665	(1,029)	478	(59)	6,055	(957)
Investments:
Private equity funds	1,839	151	10	(44)	1,956	152
Real estate funds	1,643	323	316	—	2,282	376
Hedge funds	910	41	(23)	(88)	840	41
Principal investments	2,575	(64)	(53)	(640)	1,818	(73)
Other	444	18	(39)	32	455	13

Total investments	7,411	469	211	(740)	7,351	509
Intangible assets	139	1	(1)	—	139	1

Liabilities
Commercial paper and other short-term borrowings	$7	$—	$—	$(4)	$3	$—
Deposits	14	(1)	—	—	15	(1)
Financial instruments sold, not yet purchased:
Corporate and other debt:
Residential mortgage-backed securities	2	—	(2)	—	—	—
Commercial mortgage-backed securities	—	(1)	(1)	—	—	—
Corporate bonds	80	(1)	202	(21)	262	(2)
Unfunded lending commitments	335	16	4	—	323	16
Other debt	221	16	(7)	(5)	193	15

Total corporate and other debt	638	30	196	(26)	778	29
Corporate equities	5	2	12	1	16	—
Securities sold under agreements to repurchase	—	(2)	264	—	266	(2)
Other secured financings	1,910	(31)	140	(1,005)	1,076	(31)
Long-term borrowings	6,509	(19)	(5,268)	39	1,299	(89)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $469 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the quarter ended September 30, 2010 related to assets and liabilities still outstanding at September 30, 2010.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

Financial instruments owned—Corporate and other debt.    During the quarter ended September 30, 2010, the Company reclassified approximately $3.9 billion of certain Corporate and other debt, primarily loans and hybrid contracts, from Level 3 to Level 2. The Company reclassified these loans and hybrid contracts as external prices and/or spread inputs became observable and certain unobservable inputs were deemed insignificant to the overall measurement.

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

Other Secured Financings.    During the quarter ended September 30, 2010, the Company reclassified approximately $1.0 billion of Other Secured Financings from Level 3 to Level 2. The reclassifications were due to an increase in available broker quotes and/or consensus pricing such that significant inputs for the fair value measurement were observable.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2010

	Beginning Balance at December 31, 2009	Total Realized and Unrealized Gains (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at September 30, 2010	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2010(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. agency securities	$36	$—	$(35)	$—	$1	$—
Other sovereign government obligations	3	3	62	(3)	65	4
Corporate and other debt:
State and municipal securities	713	(6)	(534)	(73)	100	(10)
Residential mortgage-backed securities	818	4	(640)	55	237	(10)
Commercial mortgage-backed securities	1,573	99	(698)	(608)	366	(16)
Asset-backed securities	591	13	(438)	(143)	23	4
Corporate bonds	1,038	(13)	568	49	1,642	22
Collateralized debt obligations	1,553	219	(27)	1	1,746	129
Loans and lending commitments	12,506	189	(255)	(330)	12,110	136
Other debt	1,662	25	(48)	(1,422)	217	11

Total corporate and other debt	20,454	530	(2,072)	(2,471)	16,441	266
Corporate equities	536	64	(109)	(51)	440	35
Net derivative and other contracts:
Interest rate contracts	387	136	191	30	744	150
Credit contracts	8,824	(1,167)	1,167	(1,178)	7,646	(371)
Foreign exchange contracts	254	(59)	(188)	(112)	(105)	(270)
Equity contracts	(689)	8	(503)	212	(972)	16
Commodity contracts	7	66	158	(55)	176	142
Other	(437)	(855)	(147)	5	(1,434)	(767)

Total net derivative and other contracts(3)	8,346	(1,871)	678	(1,098)	6,055	(1,100)
Investments:
Private equity funds	1,628	291	43	(6)	1,956	283
Real estate funds	1,087	509	666	20	2,282	666
Hedge funds	1,678	(175)	(327)	(336)	840	(175)
Principal investments	2,642	(87)	(60)	(677)	1,818	(105)
Other	578	55	(177)	(1)	455	(4)

Total investments	7,613	593	145	(1,000)	7,351	665
Securities received as collateral	23	—	(23)	—	—	—
Intangible assets	137	25	(23)	—	139	4

Liabilities
Commercial paper and other short-term borrowings	$—	$—	$3	$—	$3	$—
Deposits	24	1	—	(8)	15	—
Financial instruments sold, not yet purchased:
Corporate and other debt:
Asset-backed securities	4	—	(4)	—	—	—
Corporate bonds	29	3	203	33	262	(4)
Collateralized debt obligations	3	—	(3)	—	—	—
Unfunded lending commitments	252	(124)	(53)	—	323	(124)
Other debt	431	50	(168)	(20)	193	49

Total corporate and other debt	719	(71)	(25)	13	778	(79)
Corporate equities	4	1	6	7	16	—
Obligation to return securities received as collateral	23	—	(23)	—	—	—
Securities sold under agreements to repurchase	—	(2)	264	—	266	(2)
Other secured financings	1,532	(82)	(692)	154	1,076	(82)
Long-term borrowings	6,865	77	(5,323)	(166)	1,299	96

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $593 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Amounts represent unrealized gains (losses) for the nine months ended September 30, 2010 related to assets and liabilities still outstanding at September 30, 2010.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

Financial instruments owned—Corporate and other debt.    During the nine months ended September 30, 2010, the Company reclassified approximately $3.5 billion of certain Corporate and other debt, primarily loans and hybrid contracts, from Level 3 to Level 2. The Company reclassified these loans and hybrid contracts as external prices and/or spread inputs became observable and certain unobservable inputs were deemed insignificant to the overall measurement.

The Company also reclassified approximately $1.0 billion of certain Corporate and other debt from Level 2 to Level 3. The reclassifications were primarily related to certain corporate loans and were generally due to a reduction in market price quotations for these or comparable instruments, or a lack of available broker quotes, such that unobservable inputs had to be utilized for the fair value measurement of these instruments.

Financial instruments owned—Net derivative and other contracts.    The net losses in Net derivative and other contracts were primarily driven by tightening of credit spreads on underlying reference entities of single name and basket credit default swaps.

During the nine months ended September 30, 2010, the Company reclassified approximately $1.1 billion of certain Net derivative contracts from Level 3 to Level 2. These reclassifications were related to certain tranched bespoke credit basket default swaps and single name credit default swaps for which certain unobservable inputs were deemed insignificant.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2009

	Beginning Balance at June 30, 2009	Total Realized and Unrealized Gains (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at September 30, 2009	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2009(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. agency securities	$28	$—	$(23)	$—	$5	$—
Other sovereign government obligations	3	—	4	—	7	—
State and municipal securities	1,705	4	(72)	(901)	736	2
Residential mortgage-backed securities	820	(29)	23	(43)	771	(41)
Commercial mortgage-backed securities	1,506	(420)	1,574	(434)	2,226	(442)
Asset-backed securities	1,827	8	(444)	(722)	669	14
Corporate bonds	2,449	41	(1,484)	137	1,143	9
Collateralized debt obligations	508	370	171	82	1,131	304
Loans and lending commitments	19,436	594	(1,081)	(1,461)	17,488	670
Other debt	1,489	398	(283)	21	1,625	421

Total corporate and other debt	29,740	966	(1,596)	(3,321)	25,789	937
Corporate equities	1,101	(79)	(102)	(60)	860	(34)
Net derivative and other contracts(3)	12,606	(1,654)	(1,179)	(301)	9,472	(1,251)
Investments	8,172	61	332	(3)	8,562	41
Securities received as collateral	17	—	(15)	—	2	—
Intangible assets	173	(29)	—	—	144	(29)

Liabilities
Commercial paper and other short-term borrowings	$—	$2	$—	$18	$16	$2
Deposits	—	—	—	14	14	—
Financial instruments sold, not yet purchased:
Commercial mortgage-backed securities	4	(1)	(4)	—	1	(1)
Asset-backed securities	4	—	—	—	4	—
Corporate bonds	132	(9)	(151)	38	28	(18)
Unfunded lending commitments	303	60	227	—	470	60
Other debt	86	(36)	(81)	59	100	(40)

Total corporate and other debt	529	14	(9)	97	603	1
Corporate equities	22	27	3	24	22	(6)
Obligation to return securities received as collateral	17	—	(15)	—	2	—
Other secured financings	4,463	(272)	(100)	(447)	4,188	(272)
Long-term borrowings	5,900	(77)	(7)	1,284	7,254	(77)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $61 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the quarter ended September 30, 2009 related to assets and liabilities still outstanding at September 30, 2009.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2009

	Beginning Balance at December 31, 2008	Total Realized and Unrealized Gains (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at September 30, 2009	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2009(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. agency securities	$127	$(3)	$(95)	$(24)	$5	$—
Other sovereign government obligations	1	(2)	4	4	7	—
Corporate and other debt:
State and municipal securities	2,065	10	(398)	(941)	736	(17)
Residential mortgage-backed securities	1,251	(118)	(119)	(243)	771	(99)
Commercial mortgage-backed securities	3,130	(1,455)	1,168	(617)	2,226	(1,468)
Asset-backed securities	968	84	(342)	(41)	669	12
Corporate bonds	3,088	222	(2,328)	161	1,143	13
Collateralized debt obligations	982	365	309	(525)	1,131	235
Loans and lending commitments	19,701	(1,169)	(2,608)	1,564	17,488	(896)
Other debt	3,733	727	(1,847)	(988)	1,625	672

Total corporate and other debt	34,918	(1,334)	(6,165)	(1,630)	25,789	(1,548)
Corporate equities	976	105	(663)	442	860	(187)
Net derivative and other contracts(3)	23,382	(4,283)	(867)	(8,760)	9,472	(3,191)
Investments	9,698	(1,430)	336	(42)	8,562	(1,337)
Securities received as collateral	30	—	(28)	—	2	—
Intangible assets	184	(40)	—	—	144	(42)

Liabilities
Commercial paper and other short-term borrowings	$—	$11	$—	$27	$16	$11
Deposits	—	(1)	—	13	14	(1)
Financial instruments sold, not yet purchased:
Corporate and other debt:
Commercial mortgage-backed securities	1	—	—	—	1	—
Asset-backed securities	4	—	—	—	4	—
Corporate bonds	320	8	(221)	(63)	28	7
Unfunded lending commitments	36	(71)	363	—	470	(71)
Other debt	3,447	(53)	(2,358)	(1,042)	100	(53)

Total corporate and other debt	3,808	(116)	(2,216)	(1,105)	603	(117)
Corporate equities	27	(7)	(81)	69	22	(7)
Obligation to return securities received as collateral	30	—	(28)	—	2	—
Other secured financings	6,148	685	(902)	(373)	4,188	685
Long-term borrowings	5,473	(492)	(35)	1,324	7,254	(492)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $(1,430) million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the nine months ended September 30, 2009 related to assets and liabilities still outstanding at September 30, 2009.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

Financial instruments owned—Corporate and other debt.    During the nine months ended September 30, 2009, the net losses in Corporate and other debt were primarily driven by certain corporate loans and certain commercial mortgage-backed securities, partially offset by gains in certain other debt.

During the nine months ended September 30, 2009, the Company reclassified approximately $1.6 billion of certain Corporate and other debt from Level 3 to Level 2. The reclassifications were primarily related to certain other debt, state and municipal securities and commercial mortgage-backed securities. As the unobservable inputs became insignificant in the overall valuation, the fair value of these instruments became highly correlated with similar instruments in an observable market. The reclassifications were partly offset by the reclassification of certain corporate loans and lending commitments from Level 2 to Level 3. The reclassifications were due to a reduction in market price quotations for these or comparable instruments, or a lack of available broker quotes, such that unobservable inputs had to be utilized for the fair value measurement of these instruments. The key unobservable inputs include assumptions to establish comparability to bonds, loans or swaps with observable price/spread levels.

Financial instruments owned—Net derivative and other contracts.    During the nine months ended September 30, 2009, the net losses in Net derivative and other contracts were primarily driven by tightening of credit spreads on underlying reference entities of single name and basket credit default swaps.

During the nine months ended September 30, 2009, the Company reclassified approximately $8.8 billion of certain Derivatives and other contracts from Level 3 to Level 2. These reclassifications of certain Derivatives and other contracts were related to single name mortgage-related credit default swaps and credit default swaps on certain classes of CDOs. The primary reason for the reclassifications is that, due to market deterioration, the values associated with the unobservable inputs, such as correlation, for these derivative contracts were no longer deemed significant to the fair value measurement. In addition, certain corporate tranche-indexed credit default swaps were reclassified due to increased availability of transaction data, broker quotes and/or consensus pricing.

Financial instruments owned—Investments.    During the nine months ended September 30, 2009, the net losses from investments were primarily related to investments associated with the Company’s real estate products.

Financial instruments sold, not yet purchased—Corporate and other debt.    During the nine months ended September 30, 2009, the Company reclassified approximately $1.1 billion of certain Corporate and other debt from Level 3 to Level 2. These reclassifications primarily related to contracts referencing commercial mortgage-backed securities, subprime CDOs and other subprime ABS securities. Their fair value was highly correlated with similar instruments in an observable market and, due to market deterioration, the values associated with the unobservable inputs were no longer deemed significant to the fair value measurement.

During the nine months ended September 30, 2009, the sales of Corporate and other debt were primarily related to contracts referencing commercial mortgage-backed securities, subprime CDOs and other subprime ABS securities.

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

Fair Value of Investments that Calculate Net Asset Value.

The following table presents information about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on net asset value at September 30, 2010 and December 31, 2009, respectively.

	At September 30, 2010		At December 31, 2009
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
	(dollars in millions)
Private equity funds	$1,728	$1,156	$1,728	$1,251
Real estate funds	1,035	536	823	674
Hedge funds(1):
Long-short equity hedge funds	1,092	—	1,597	—
Fixed income/credit-related hedge funds	277	—	407	—
Event-driven hedge funds	160	—	146	—
Multi-strategy hedge funds	219	—	235	—

Total	$4,511	$1,692	$4,936	$1,925

(1)	Fixed income/credit-related hedge funds, event-driven hedge funds, and multi-strategy hedge funds are redeemable at least on a quarterly basis with a notice period of ninety days or less. At September 30, 2010, approximately 47% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 23% is redeemable every six months and 30% of these funds have a redemption frequency of greater than six months. At December 31, 2009, approximately 36% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 15% is redeemable every six months and 49% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds is primarily within 120 days.

Private Equity Funds.    Amount includes several private equity funds that pursue multiple strategies including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments, and mezzanine capital. In addition, the funds may be structured with a focus on specific domestic or foreign geographic regions. These investments are generally not redeemable with the funds. Instead, the nature of the investments in this category is that distributions are received through the liquidation of the underlying assets of the fund. At September 30, 2010, it is estimated that 7% of the fair value of the funds will be liquidated in the next five years, another 43% of the fair value of the funds will be liquidated between five to ten years and the remaining 50% of the fair value of the funds have a remaining life of greater than ten years.

Real Estate Funds.    Amount includes several real estate funds that invest in real estate assets such as commercial office buildings, retail properties, multi-family residential properties, developments, or hotels. In addition, the funds may be structured with a focus on specific geographic domestic or foreign regions. These investments are generally not redeemable with the funds. Distributions from each fund will be received as the underlying investments of the funds are liquidated. At September 30, 2010, it is estimated that 20% of the fair value of the funds will be liquidated within the next five years, another 33% of the fair value of the funds will be liquidated between five to ten years and the remaining 47% of the fair value of the funds have a remaining life of greater than ten years.

Hedge Funds.    Investments in hedge funds may be subject to initial period lock-up restrictions or gates. A hedge fund lock-up provision is a provision which provides that, during a certain initial period, an investor may not

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

make a withdrawal from the fund. The purpose of a gate is to restrict the level of redemptions that an investor in a particular hedge fund can demand on any redemption date.

•

Long-short Equity Hedge Funds.    Amount includes investments in hedge funds that invest, long or short, in equities. Equity value and growth hedge funds purchase stocks perceived to be undervalued and sell stocks perceived to be overvalued. Investments representing approximately 38% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for 100% of investments subject to lock-up restrictions ranged from one to three years at September 30, 2010. Investments representing approximately 32% of the fair value of the investments in long-short equity hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for 100% of investments subject to an exit restriction is expected to be less than a year at September 30, 2010.

•

Fixed Income/Credit-Related Hedge Funds.    Amount includes investments in hedge funds that employ long-short, distressed or relative value strategies in order to benefit from investments in undervalued or over-valued securities that are primarily debt or credit related. At September 30, 2010, investments representing approximately 26% of the fair value of the investments in fixed income/credit-related hedge funds cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments was three years or less at September 30, 2010.

•

Event-Driven Hedge Funds.    Amount includes investments in hedge funds that invest in event-driven situations such as mergers, hostile takeovers, reorganizations, or leveraged buyouts. This may involve the simultaneous purchase of stock in companies being acquired, and the sale of stock in its acquirer, hoping to profit from the spread between the current market price and the ultimate purchase price of the target company. At September 30, 2010, investments representing approximately 69% of the value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments was two years or less at September 30, 2010.

•

Multi-strategy Hedge Funds.    Amount includes investments in hedge funds that pursue multiple strategies to realize short and long-term gains. Management of the hedge funds has the ability to overweight or underweight different strategies to best capitalize on current investment opportunities. At September 30, 2010, investments representing approximately 24% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for 71% of investments subject to lock-ups was two years or less at September 30, 2010. The remaining restriction period for the other 29% of investments subject to lock-up restrictions was estimated to be greater than three years at September 30, 2010.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis. The following tables present net gains (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarters and nine months ended September 30, 2010 and 2009.

	Principal Transactions- Trading	Interest Expense	(Losses) Gains Included in Net Revenues
	(dollars in millions)
Three months ended September 30, 2010
Commercial paper and other short-term borrowings	$(156)	$—	$(156)
Deposits	2	(43)	(41)
Securities sold under agreements to repurchase	(2)	—	(2)
Long-term borrowings	(3,008)	(159)	(3,167)

Nine Months Ended September 30, 2010
Commercial paper and other short-term borrowings	$(88)	$—	$(88)
Deposits	(13)	(136)	(149)
Securities sold under agreements to repurchase	(2)	—	(2)
Long-term borrowings	(481)	(643)	(1,124)

Three months ended September 30, 2009
Commercial paper and other short-term borrowings	$(86)	$—	$(86)
Deposits	(26)	(78)	(104)
Long-term borrowings	(1,677)	(233)	(1,910)

Nine Months Ended September 30, 2009
Commercial paper and other short-term borrowings	$(128)	$—	$(128)
Deposits	(103)	(257)	(360)
Long-term borrowings	(6,473)	(727)	(7,200)

In addition to the amounts in the above table, as discussed in Note 2, all of the instruments within Financial instruments owned or Financial instruments sold, not yet purchased are measured at fair value, either through the election of the fair value option, or as required by other accounting guidance.

The following tables present information on the Company’s short-term and long-term borrowings (including structured notes and junior subordinated debentures), loans, unfunded lending and Securities sold under agreements to repurchase commitments for which the fair value option was elected:

Fair Value Option—Gains (Losses) Due to Changes in Instrument Specific Credit Spreads

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(dollars in millions)
Short-term and long-term borrowings(1)	$(731)	$(878)	$72	$(4,913)
Loans(2)	195	1,342	205	5,258
Unfunded lending commitments(3)	6	(11)	(124)	(149)

(1)	Gains (losses) were attributable to widening or (tightening), respectively, of the Company’s credit spreads and were determined based upon observations of the Company’s secondary bond market spreads. The remainder of changes in overall fair value of the short-term and long-term borrowings as shown above is attributable to changes in foreign currency exchange rates and interest rates and movements in the reference price or index for structured notes.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Losses were generally determined based on the differential between estimated expected client and contractual yields at each respective period end.

Amount by Which Contractual Principal Amount Exceeds Fair Value

	At September 30,	At December 31,
	2010	2009
	(dollars in billions)
Short-term and long-term borrowings(1)	$0.8	$1.9
Loans(2)	24.8	24.4
Loans 90 or more days past due in non-accrual status or both(2)(3)	22.9	21.0

(1)	These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.
(2)	The majority of this difference between principal and fair value amounts emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.
(3)	The aggregate fair value of loans that were in non-accrual status, which includes all loans 90 or more days past due, was $2.4 billion and $3.9 billion at September 30, 2010 and December 31, 2009, respectively. The aggregate fair value of loans that were 90 or more days past due was $2.3 billion and $0.7 billion at September 30, 2010 and December 31, 2009, respectively.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis.

Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. These assets may include loans, equity method investments, premises and equipment, intangible assets and real estate investments.

The following tables present, by caption on the condensed consolidated statement of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for the quarters and nine months ended September 30, 2010 and 2009, respectively.

Three and Nine Months Ended September 30, 2010.

	Carrying Value At September 30, 2010(1)	Fair Value Measurements Using:			Total Gains (Losses) For the Three Months Ended September 30, 2010(2)	Total Gains (Losses) For the Nine Months Ended September 30, 2010(2)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Loans(3)	$641	$—	$—	$641	$41	$13
Other investments(4)	52	—	—	52	(3)	(9)
Intangible assets(5)	86	—	—	86	(31)	(66)

Total	$779	$—	$—	$779	$7	$(62)

(1)	Carrying values relate only to those assets that incurred impairment losses during the quarter ended September 30, 2010. These amounts do not include assets that incurred impairment losses during the nine months ended September 30, 2010, unless the assets also experienced an impairment loss during the quarter ended September 30, 2010.
(2)	Losses are recorded within Other expenses in the condensed consolidated statement of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Non-recurring change in fair value for certain loans held for investment were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models.
(4)	Losses recorded were determined primarily using discounted cash flow models.
(5)	Losses primarily related to investment management contracts and were determined using discounted cash flow models.

In addition to the losses included in the table above, the Company incurred a loss of approximately $1.2 billion in connection with the planned disposition of Revel for the nine months ended September 30, 2010 which was included in discontinued operations. The loss related to Premises, equipment and software costs and was included in discontinued operations (see Note 1). The fair value of Revel, net of estimated costs to sell, included in Premises, equipment and software costs was approximately $40 million at September 30, 2010 and was classified in Level 3. Fair value was determined using discounted cash flow models.

There were no liabilities measured at fair value on a non-recurring basis during the quarter and nine months ended September 30, 2010.

Three and Nine Months Ended September 30, 2009.

	Carrying Value At September 30, 2009	Fair Value Measurements Using:			Total Losses For the Three Months Ended September 30, 2009(1)	Total Losses For the Nine Months Ended September 30, 2009(1)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Loans(2)	$422	$—	$—	$422	$(27)	$(208)
Other investments(3)	10	—	—	10	(7)	(10)
Premises, equipment and software costs(3)	—	—	—	—	—	(5)
Intangible assets(3)	—	—	—	—	(4)	(5)

Total	$432	$—	$—	$432	$(38)	$(228)

(1)	Losses are recorded within Other expenses in the condensed consolidated statement of income except for losses related to Loans and Other investments, which are included in Other revenues.
(2)	Losses for loans held for investment and held for sale were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models.
(3)	Losses recorded were determined primarily using discounted cash flow models.

In addition to the losses included in the table above, losses of approximately $466 million (of which $45 million related to Other investments, $11 million related to Intangible assets and $410 million related to Other assets) were included in discontinued operations related to Crescent for the nine months ended September 30, 2009 (see Note 1). The carrying value of Crescent assets at September 30, 2009 was $476 million (of which $12 million related to Other investments, $3 million related to Intangible assets and $461 million related to Other assets) all of which were classified in Level 3. Fair values were generally determined using discounted cash flow models or third-party appraisals and valuations.

There were no liabilities measured at fair value on a non-recurring basis during the quarter and nine months ended September 30, 2009.

Financial Instruments Not Measured at Fair Value.

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but nevertheless are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and financial liabilities include: Cash and due from banks, Interest bearing deposits with banks, Cash deposited with clearing organizations or segregated under federal and other regulations or requirements, Federal funds sold and Securities purchased under agreements to resell, Securities borrowed, certain Securities sold under agreements to repurchase, Securities loaned, Receivables—Customers, Receivables—Brokers, dealers and clearing organizations, Payables—Customers, Payables—Brokers, dealers and clearing organizations, certain Commercial paper and other short-term borrowings, and certain Deposits.

The Company’s long-term borrowings are recorded at amortized amounts unless elected under the fair value option or designated as a hedged item in a fair value hedge. For long-term borrowings not measured at fair value, the fair value of the Company’s long-term borrowings was estimated using either quoted market prices or discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing arrangements. At September 30, 2010, the carrying value of the Company’s long-term borrowings not measured at fair value was approximately $3.0 billion higher than fair value. At December 31, 2009, the carrying value of the Company’s long-term borrowings not measured at fair value was approximately $1.4 billion higher than fair value.

5.	Securities Available for Sale.

The following table presents information about the Company’s AFS securities at September 30, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities	$23,300	$302	$4	$—	$23,598
Equity securities available for sale(1)	568	88	—	—	656

Total	$23,868	$390	$4	$—	$24,254

(1)	In connection with the Company’s sale of Retail Asset Management, the Company received equity securities of Invesco (See Note 1).

The table below presents the fair value of investments in debt securities available for sale that have been in an unrealized loss position for less than 12 months or for 12 months or longer at September 30, 2010:

	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities	$2,063	$4	$—	$—	$2,063	$4

There were no equity securities available for sale in an unrealized loss position at September 30, 2010. For debt securities, the loss relates to agency mortgage-backed securities. The Company does not intend to sell these securities or expect to be required to sell these securities prior to recovery of the amortized cost basis. In addition, the Company does not expect these securities to experience a credit loss given the explicit and implicit guarantee provided by the U.S. government. The Company believes that the debt securities with an unrealized loss in Accumulated other comprehensive income were not other-than-temporarily impaired at September 30, 2010.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the amortized cost and fair value of debt securities available for sale by contractual maturity dates at September 30, 2010:

	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
U.S. government and agency securities:
Due within 1 year	$5,316	$5,328	0.54%
After 1 year but through 5 years	14,469	14,757	1.36%
After 10 years	3,515	3,513	2.03%

Total	$23,300	$23,598	1.27%

6.	Collateralized Transactions.

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

	At September 30, 2010	At December 31, 2009
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$14,473	$18,376
Other sovereign government obligations	8,564	4,584
Corporate and other debt	13,262	13,111
Corporate equities	16,233	10,284

Total	$52,532	$46,355

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The Company’s policy is generally to take possession of Securities purchased under agreements to resell. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. At September 30, 2010 and December 31, 2009, the fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $583 billion and $429 billion, respectively, and the fair value of the portion that had been sold or repledged was $435 billion and $311 billion, respectively.

The Company additionally receives securities as collateral in connection with certain securities for securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the condensed consolidated statements of financial condition. At September 30, 2010 and December 31, 2009, $17,062 million and $13,656 million, respectively, were reported as Securities received as collateral and an Obligation to return securities received as collateral in the condensed consolidated statements of financial condition. Collateral received in connection with these transactions that was subsequently repledged was approximately $16 billion and $13 billion at September 30, 2010 and December 31, 2009, respectively.

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

At September 30, 2010 and December 31, 2009, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

	At September 30, 2010	At December 31, 2009
	(dollars in millions)
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	$20,273	$23,712
Securities(1)	16,548	11,296

Total	$36,821	$35,008

(1)	Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Federal funds sold and securities purchased under agreements to resell and Financial instruments owned in the condensed consolidated statements of financial condition.

Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Company is deemed to be the primary beneficiary, and certain equity-linked notes and borrowings. These liabilities are generally payable from the cash flows of the related assets accounted for as Financial instruments owned (see Note 7).

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s variable interests in VIEs include debt and equity interests, commitments, guarantees, derivative instruments and certain fees. The Company’s involvement with VIEs arises primarily from:

•	Interests purchased in connection with market-making and retained interests held as a result of securitization activities.

•	Guarantees issued and residual interests retained in connection with municipal bond securitizations.

•	Loans and investments made to VIEs that hold debt, equity, real estate or other assets.

•	Derivatives entered into with VIEs.

•	Structuring of credit-linked notes (“CLNs”) or other asset-repackaged notes designed to meet the investment objectives of clients.

•	Other structured transactions designed to provide tax-efficient yields to the Company or its clients.

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

The following tables present information at September 30, 2010 and December 31, 2009 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis. As a result of the accounting guidance adopted on January 1, 2010, the Company consolidated a number of VIEs that had not previously been consolidated and de-consolidated a number of VIEs that had previously been consolidated at December 31, 2009.

	At September 30, 2010
	Mortgage and Asset-backed Securitizations	Collateralized Debt Obligations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$4,125	$171	$2,135	$657	$2,352
VIE liabilities	$3,298	$72	$134	$2,631	$945

	At December 31, 2009
	Mortgage and Asset-backed Securitizations	Credit and Real Estate	Commodities Financing	Other Structured Financings
	(dollars in millions)
VIE assets	$2,715	$2,629	$1,509	$762
VIE liabilities	$992	$687	$1,370	$73

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s liabilities. At September 30, 2010, managed real estate partnerships reflected noncontrolling interests of $1,450 million. The Company also had additional maximum exposure to losses of approximately $1,051 million and $533 million at September 30, 2010 and December 31, 2009, respectively. This additional exposure related primarily to certain derivatives (e.g., credit derivatives in which the Company has sold unfunded protection in synthetic collateralized debt obligations, typically for the most senior tranche, in which the total protection sold by the VIE exceeds the amount of collateral held) and commitments, guarantees and other forms of involvement.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about certain non-consolidated VIEs in which the Company had variable interests at September 30, 2010. Many of the VIEs included in this table met the QSPE requirements under previous accounting guidance. QSPEs were not included as non-consolidated VIEs in prior periods. The table includes all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. The non-consolidated VIEs included in the September 30, 2010 and December 31, 2009 tables are based on different criteria.

	At September 30, 2010
	Mortgage and Asset-backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$258,065	$33,337	$7,203	$2,075	$7,799
Maximum exposure to loss:
Debt and equity interests(2)	$11,293	$1,303	$133	$1,077	$1,632
Derivatives and other contracts	807	859	—	—	2,348
Commitments, guarantees and other	—	—	4,670	768	384

Total maximum exposure to loss	$12,100	$2,162	$4,803	$1,845	$4,364

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$11,293	$1,303	$133	$810	$2,396
Derivatives and other contracts	764	669	—	—	497

Total carrying value of exposure to loss—Assets	$12,057	$1,972	$133	$810	$2,893

Carrying value of exposure to loss—Liabilities:
Derivatives and other contracts	$44	$147	$—	$—	$39
Commitments, guarantees and other	—	—	25	44	243

Total carrying value of exposure to loss—Liabilities	$44	$147	$25	$44	$282

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $45.4 billion of residential mortgages; $133.3 billion of commercial mortgages; $46.1 billion of U.S. agency collateralized mortgage obligations and $33.3 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $1.7 billion of residential mortgages; $2.9 billion of commercial mortgages; $5.6 billion of U.S. agency collateralized mortgage obligations and $1.1 billion of other consumer or commercial loans.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s maximum exposure to loss is not reduced by the amount of collateral held as part of a transaction with the VIE or any party to the VIE directly against a specific exposure to loss.

Securitization transactions generally involve VIEs. The Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $5.4 billion at September 30, 2010. These securities were either retained in connection with transfers of assets by the Company or acquired in connection with secondary market-making activities. Securities issued by securitization SPEs consist of $1.7 billion of securities backed primarily by residential mortgage loans, $0.9 billion of securities backed by U.S. agency collateralized mortgage obligations, $1.1 billion of securities backed by commercial mortgage loans, $1.0 billion of securities backed by collateralized debt obligations or collateralized loan obligations and $0.7 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. The Company’s primary risk exposure is limited to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Financial instruments owned—Corporate and other debt and are measured at fair value. The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees, or similar derivatives. The Company’s maximum exposure to loss is equal to the fair value of the securities owned.

The following table presents information about the Company’s non-consolidated VIEs at December 31, 2009 in which the Company had significant variable interests or served as the sponsor and had any variable interest as of that date. The non-consolidated VIEs included in the September 30, 2010 and December 31, 2009 tables are based on different criteria.

	At December 31, 2009
	Mortgage and Asset-backed Securitizations	Credit and Real Estate	Municipal Tender Option Bonds	Other Structured Financings
	(dollars in millions)
VIE assets that the Company does not consolidate	$720	$11,848	$339	$5,775
Maximum exposure to loss:
Debt and equity interests	$16	$2,330	$40	$861
Derivatives and other contracts	1	4,949	—	—
Commitments, guarantees and other	—	200	31	623

Total maximum exposure to loss	$17	$7,479	$71	$1,484

Carrying value of exposure to loss—Assets:
Debt and equity interests	$16	$2,330	$40	$682
Derivatives and other contracts	1	2,382	—	—

Total carrying value of exposure to loss—Assets	$17	$4,712	$40	$682

Carrying value of exposure to loss—Liabilities:
Derivatives and other contracts	$—	$484	$—	$—
Commitments, guarantees and other	—	—	—	45

Total carrying value of exposure to loss—Liabilities	$—	$484	$—	$45

The Company’s transactions with VIEs primarily includes securitizations, municipal tender option bond trusts, credit protection purchased through CLNs, collateralized loan and debt obligations, equity-linked notes, managed real estate partnerships and asset management investment funds. Such activities are described below.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securitization Activities.    In a securitization transaction, the Company transfers assets (generally commercial or residential mortgage loans or U.S. agency securities) to an SPE, sells to investors most of the beneficial interests, such as notes or certificates, issued by the SPE and in many cases retains other beneficial interests. In many securitization transactions involving commercial mortgage loans, the Company transfers a portion of the assets transferred to the SPE with unrelated parties transferring the remaining assets.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Managed Real Estate Partnerships.    The Company sponsors funds that invest in real estate assets. Certain of these funds are classified as VIEs primarily because the Company has provided financial support through lending facilities and other means. The Company also serves as the general partner for these funds and owns limited partnership interests in them. These funds are consolidated at September 30, 2010.

Asset Management Investment Funds.    The tables above do not include certain investments made by the Company held by entities qualifying for accounting purposes as investment companies.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transfers of Assets with Continuing Involvement.

The following table presents information at September 30, 2010 regarding transactions with SPEs in which the Company, acting as principal, transferred assets with continuing involvement and received sales treatment. The transferees in most of these transactions formerly met the criteria for QSPEs.

	At September 30, 2010
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other
	(dollars in millions)
SPE assets (unpaid principal balance)(1)	$49,016	$85,534	$26,377	$14,469
Retained interests (fair value):
Investment grade	$45	$84	$2,571	$7
Non-investment grade	160	116	—	2,310

Total retained interests (fair value)	$205	$200	$2,571	$2,317

Interests purchased in the secondary market (fair value):
Investment grade	$118	$714	$84	$21
Non-investment grade	137	93	—	10

Total interests purchased in the secondary market (fair value)	$255	$807	$84	$31

Derivative assets (fair value)	$96	$1,107	$—	$114
Derivative liabilities (fair value)	$30	$87	$—	$281

(1)	Amounts include assets transferred by unrelated transferors.

	At September 30, 2010
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$2,642	$65	$2,707
Non-investment grade	—	235	2,351	2,586

Total retained interests (fair value)	$—	$2,877	$2,416	$5,293

Interests purchased in the secondary market (fair value):
Investment grade	$—	$884	$53	$937
Non-investment grade	—	229	11	240

Total interests purchased in the secondary market (fair value)	$—	$1,113	$64	$1,177

Derivative assets (fair value)	$—	$973	$344	$1,317
Derivative liabilities (fair value)	$—	$341	$57	$398

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net gains at the time of securitization were not material in the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, the Company received proceeds from new securitization transactions of $18.5 billion. During the nine months ended September 30, 2010, the Company received proceeds from cash flows from retained interests in securitization transactions of $5.0 billion.

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

The following tables present information about transfers of assets treated by the Company as secured financings:

	At September 30, 2010
	Commercial Mortgage Loans	Credit- Linked Notes	Equity- Linked Transactions	Other
	(dollars in millions)
Assets
Carrying value	$239	$785	$2,028	$792

Other secured financings
Carrying value	$231	$782	$1,997	$730

	At December 31, 2009
	Residential Mortgage Loans	Commercial Mortgage Loans	Credit- Linked Notes	Other
	(dollars in millions)
Assets
Carrying value	$151	$291	$1,012	$1,294

Other secured financings
Carrying value	$138	$269	$978	$1,294

Mortgage Servicing Activities.

Mortgage Servicing Rights.    The Company may retain servicing rights to certain mortgage loans that are sold through its securitization activities. These transactions create an asset referred to as MSRs, which totaled approximately $139 million and $137 million at September 30, 2010 and December 31, 2009, respectively, and are included within Intangible assets and carried at fair value in the condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SPE Mortgage Servicing Activities.    The Company services residential mortgage loans in the U.S. and Europe and commercial mortgage loans in Europe owned by SPEs, including SPEs sponsored by the Company and SPEs not sponsored by the Company. The Company generally holds retained interests in Company-sponsored SPEs. In some cases, as part of its market-making activities, the Company may own some beneficial interests issued by both Company-sponsored and non-Company sponsored SPEs.

The Company provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets and are recorded at cost. Advances at September 30, 2010 and December 31, 2009 totaled approximately $1.5 billion and $2.2 billion, respectively, net of reserves of $13 million and $23 million at September 30, 2010 and December 31, 2009, respectively.

The following tables present information about the Company’s mortgage servicing activities for SPEs to which the Company transferred loans at September 30, 2010 and December 31, 2009:

	At September 30, 2010
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs	Commercial Mortgage Consolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$12,136	$2,059	$7,729	$2,167
Amounts past due 90 days or greater (unpaid principal balance)(1)	$4,199	$420	$—	$—
Percentage of amounts past due 90 days or greater(1)	34.6%	20.4%	—	—
Credit losses	$405	$59	$—	$—

(1)	Includes loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

	At December 31, 2009
	Residential Mortgage QSPEs	Residential Mortgage Failed Sales	Commercial Mortgage QSPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$18,902	$1,110	$10,901
Amounts past due 90 days or greater (unpaid principal balance)(1)	$7,297	$408	$5
Percentage of amounts past due 90 days or greater(1)	38.6%	36.8%	—

(1)	Includes loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

The Company also serviced residential and commercial mortgage loans for SPEs sponsored by unrelated parties with unpaid principal balances totaling $15 billion and $20 billion at September 30, 2010 and December 31, 2009, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Goodwill and Net Intangible Assets.

The Company tests goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level, which is generally at the level of or one level below its business segments. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective book value. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below book value, however, further analysis is required to determine the amount of the impairment.

The estimated fair values of the reporting units are generally determined utilizing methodologies that incorporate price-to-book, price-to-earnings and assets under management multiples of certain comparable companies.

The Company completed its annual goodwill impairment testing as of July 1, 2010. The Company’s testing did not indicate any goodwill impairment. Due to the volatility in the equity markets, the economic outlook and the Company’s common shares trading below book value during the quarter ended September 30, 2010, the Company performed additional impairment testing at September 30, 2010, which did not result in any goodwill impairment. Adverse market or economic events could result in impairment charges in future periods.

Goodwill.

Changes in the carrying amount of the Company’s goodwill, net of accumulated impairment losses for the nine months ended September 30, 2010 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Goodwill at December 31, 2009	$373	$5,618	$1,171	$7,162
Foreign currency translation adjustments and other	10	(2)	—	8
Goodwill disposed of during the period(1)	—	—	(404)	(404)

Goodwill at September 30, 2010(2)	$383	$5,616	$767	$6,766

(1)	The Asset Management activity represents goodwill disposed of in connection with the sale of Retail Asset Management (see Note 1).
(2)	The amount of the Company’s goodwill before accumulated impairments of $673 million at September 30, 2010 was $7,439 million.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Intangible Assets.

Changes in the carrying amount of the Company’s intangible assets for the nine months ended September 30, 2010 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Amortizable net intangible assets at December 31, 2009	$161	$4,292	$184	$4,637
Mortgage servicing rights (see Note 7)	135	2	—	137
Indefinite-lived intangible assets	—	280	—	280

Net intangible assets at December 31, 2009	$296	$4,574	$184	$5,054

Amortizable net intangible assets at December 31, 2009	$161	4,292	184	$4,637
Foreign currency translation adjustments and other	8	1	—	9
Amortization expense	(15)	(244)	(8)	(267)
Impairment losses(1)	(4)	(4)	(58)	(66)
Intangible assets acquired during the period(2)	80	—	—	80
Intangible assets disposed of during the period	—	—	(4)	(4)

Amortizable net intangible assets at September 30, 2010	230	4,045	114	4,389
Mortgage servicing rights (see Note 7)	136	3	—	139
Indefinite-lived intangible assets	—	280	—	280

Net intangible assets at September 30, 2010	$366	$4,328	$114	$4,808

(1)	The Asset Management business segment activity represents losses primarily related to investment management contracts and were determined using discounted cash flow models. Losses are recorded with in Other expenses in the condensed consolidated statement of income.
(2)	The Institutional Securities business segment activity primarily represents certain re-insurance licenses.

9.	Long-Term Borrowings.

The Company’s long-term borrowings included the following components:

	At September 30, 2010	At December 31, 2009
	(dollars in millions)
Senior debt	$187,482	$178,797
Subordinated debt	4,187	3,983
Junior subordinated debentures	4,822	10,594

Total	$196,491	$193,374

During the nine months ended September 30, 2010, the Company issued notes with a principal amount of approximately $27 billion representing senior unsecured notes that were not guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The amount included non-U.S. dollar currency notes aggregating approximately $5 billion. During the nine months ended September 30, 2010, approximately $21 billion of notes were repaid and $5,579 million of junior subordinated debentures related to CIC were redeemed. See Note 13 for additional information on the redemption of CIC Equity Units and issuance of common stock.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.0 years and 5.6 years at September 30, 2010 and December 31, 2009, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FDIC’s Temporary Liquidity Guarantee Program (“TLGP”).

At September 30, 2010 and December 31, 2009, the Company had long-term debt outstanding of $23.8 billion under the TLGP. These borrowings are senior unsecured debt obligations of the Company and guaranteed by the FDIC under the TLGP. The FDIC concluded that the guarantee is backed by the full faith and credit of the U.S. government.

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

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at September 30, 2010 and December 31, 2009, respectively. Fair value is presented in the final column net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned at September 30, 2010(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$796	$1,716	$2,251	$12,021	$(7,661)	$9,123	$8,772
AA	5,452	6,773	5,845	19,799	(29,723)	8,146	7,107
A	9,497	10,081	6,270	33,563	(42,345)	17,066	14,908
BBB	2,838	4,334	2,417	10,525	(12,111)	8,003	6,510
Non-investment grade	2,854	3,643	1,947	4,751	(4,451)	8,744	6,113

Total	$21,437	$26,547	$18,730	$80,659	$(96,291)	$51,082	$43,410

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. The table does not include listed derivatives and the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Owned at December 31, 2009(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$852	$2,026	$3,876	$9,331	$(6,616)	$9,469	$9,082
AA	6,469	7,855	6,600	15,071	(25,576)	10,419	8,614
A	8,018	10,712	7,990	22,739	(38,971)	10,488	9,252
BBB	3,032	4,193	2,947	7,524	(8,971)	8,725	5,902
Non-investment grade	2,773	3,331	2,113	4,431	(4,534)	8,114	6,525

Total	$21,144	$28,117	$23,526	$59,096	$(84,668)	$47,215	$39,375

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. The table does not include listed derivatives and the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

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

The following tables summarize the fair value of derivative instruments designated as accounting hedges and the fair value of derivative instruments not designated as accounting hedges by type of derivative contract on a gross basis. Fair values of derivative contracts in an asset position are included in Financial instruments owned—Derivative and other contracts. Fair values of derivative contracts in a liability position are reflected in Financial instruments sold, not yet purchased—Derivative and other contracts.

	Assets at September 30, 2010		Liabilities at September 30, 2010
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$8,097	$84,564	$—	$—
Foreign exchange contracts	26	3,208	604	14,539

Total derivatives designated as accounting hedges	8,123	87,772	604	14,539

Derivatives not designated as accounting hedges(1):
Interest rate contracts	833,608	15,908,439	812,082	16,091,101
Credit contracts	121,981	2,486,353	105,935	2,361,721
Foreign exchange contracts	71,712	1,571,946	75,423	1,549,932
Equity contracts	44,983	614,617	52,866	617,073
Commodity contracts	65,094	472,328	66,264	450,582
Other	484	10,770	2,152	11,187

Total derivatives not designated as accounting hedges	1,137,862	21,064,453	1,114,722	21,081,596

Total derivatives	$1,145,985	$21,152,225	$1,115,326	$21,096,135
Cash collateral netting	(70,972)	—	(42,379)	—
Counterparty netting	(1,017,959)	—	(1,017,959)	—

Total derivatives	$57,054	$21,152,225	$54,988	$21,096,135

(1)	Notional amounts include net notionals related to long and short futures contracts of $70 billion and $66 billion, respectively. The variation margin on these futures contracts (excluded from the table above) of $800 million and $10 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Assets at December 31, 2009		Liabilities at December 31, 2009
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$4,343	$69,026	$175	$12,248
Foreign exchange contracts	216	10,781	105	7,125

Total derivatives designated as accounting hedges	4,559	79,807	280	19,373

Derivatives not designated as accounting hedges(1):
Interest rate contracts	622,786	16,285,375	599,291	16,123,706
Credit contracts	146,064	2,557,917	125,234	2,404,995
Foreign exchange contracts	52,312	1,174,815	51,369	1,107,989
Equity contracts	41,366	476,510	49,198	492,681
Commodity contracts	64,614	453,132	63,714	414,765
Other	389	12,908	1,123	6,180

Total derivatives not designated as accounting hedges	927,531	20,960,657	889,929	20,550,316

Total derivatives	$932,090	$21,040,464	$890,209	$20,569,689
Cash collateral netting	(62,738)	—	(31,729)	—
Counterparty netting	(820,271)	—	(820,271)	—

Total derivatives	$49,081	$21,040,464	$38,209	$20,569,689

(1)	Notional amounts include net notionals related to long and short futures contracts of $434 billion and $696 billion, respectively. The variation margin on these futures contracts (excluded from the table above) of $601 million and $27 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the condensed consolidated statements of financial condition.

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for the quarters and nine months ended September 30, 2010 and 2009, respectively.

Derivatives Designated as Fair Value Hedges.

The following table presents gains (losses) reported on derivative instruments and the related hedge item as well as the hedge ineffectiveness included in Interest expense in the condensed consolidated statements of income from interest rate contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2010	2009	2010	2009
	(dollars in millions)
Gain (loss) recognized on derivatives	$1,325	$2,511	$3,778	$(1,599)
(Loss) gain recognized on borrowings	(1,141)	(2,412)	(3,286)	1,682

Total	$184	$99	$492	$83

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives Designated as Net Investment Hedges.

	Losses Recognized in OCI (effective portion)(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2010	2009	2010	2009
	(dollars in millions)
Foreign exchange contracts(2)	$(545)	$(120)	$(173)	$(367)
Debt instruments	—	(33)	—	(139)

Total	$(545)	$(153)	$(173)	$(506)

(1)	No losses related to net investment hedges were reclassified from Other comprehensive income (“OCI”) into income during the quarters and nine months ended September 30, 2010 and 2009, respectively.
(2)	A gain of $3 million and a gain of $7 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarter and nine months ended September 30, 2010. A gain of $4 million and a loss of $5 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarter and nine months ended September 30, 2009, respectively.

The table below summarizes gains (losses) on derivative instruments not designated as accounting hedges for the quarters and nine months ended September 30, 2010 and 2009, respectively:

	Gains (Losses) Recognized in Income(1)(2)
	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2010	2009	2010	2009
	(dollars in millions)
Interest rate contracts	$924	$2,333	$1,360	$3,002
Credit contracts	(729)	(2,823)	21	(4,201)
Foreign exchange contracts	(1,558)	(725)	(688)	304
Equity contracts	(2,653)	(2,868)	(116)	(5,857)
Commodity contracts	(258)	487	923	1,701
Other contracts	(83)	79	(604)	661

Total derivative instruments	$(4,357)	$(3,517)	$896	$(4,390)

(1)	Gains (losses) on derivative contracts not designated as hedges are primarily included in Principal transactions—Trading.
(2)	Gains (losses) associated with derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Principal transactions—Trading.

The Company also has certain embedded derivatives that have been bifurcated from the borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $108 million and $110 million at September 30, 2010 and December 31, 2009, respectively, and a notional of $4,603 million and $3,442 million at September 30, 2010 and December 31, 2009, respectively. The Company recognized gains of $24 million and $69 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter and nine months ended September 30, 2010, respectively. The Company recognized losses of $40 million and $23 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter and nine months ended September 30, 2009, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2010 and December 31, 2009, the amount of payables associated with cash collateral received that was netted against derivative assets was $71.0 billion and $62.7 billion, respectively, and the amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $42.4 billion and $31.7 billion, respectively. Cash collateral receivables and payables of $400 million and $171 million, respectively, at September 30, 2010, and $62 million and $227 million, respectively, at December 31, 2009, were not offset against certain contracts that did not meet the definition of a derivative.

Credit-Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit ratings downgrade. At September 30, 2010 and December 31, 2009, the aggregate fair value of derivative contracts that contain credit-risk-related contingent features that are in a net liability position totaled $39,731 million and $23,052 million, respectively, for which the Company has posted collateral of $35,334 million and $20,607 million, respectively, in the normal course of business. At September 30, 2010 and December 31, 2009, the amount of additional collateral or termination payments that could be called by counterparties under the terms of such agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was approximately $1,189 million and $717 million, respectively. Additional collateral or termination payments of approximately $1,595 million and $975 million could be called by counterparties in the event of a two-notch downgrade at September 30, 2010 and December 31, 2009, respectively. Of these amounts, $2,169 million and $1,203 million at September 30, 2010 and December 31, 2009, respectively, related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Derivatives and Other Credit Contracts.

The Company enters into credit derivatives, principally through credit default swaps, under which it provides counterparties protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Company’s counterparties are banks, broker-dealers, insurance and other financial institutions, and monoline insurers. The table below summarizes certain information regarding protection sold through credit default swaps and CLNs at September 30, 2010:

	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$1,295	$3,988	$10,527	$23,136	$38,946	$423
AA	10,911	34,613	33,473	35,908	114,905	3,635
A	39,451	107,416	83,718	51,626	282,211	(852)
BBB	62,530	161,103	121,672	77,588	422,893	(2,015)
Non-investment grade	58,297	182,076	99,285	66,733	406,391	18,039

Total	172,484	489,196	348,675	254,991	1,265,346	19,230

Index and basket credit default swaps:
AAA	29,085	66,565	31,861	34,302	161,813	(983)
AA	197	9,241	3,962	2,171	15,571	382
A	328	4,292	47,906	20,006	72,532	794
BBB	17,390	86,771	190,633	125,407	420,201	1,052
Non-investment grade	34,287	158,014	129,155	138,056	459,512	24,427

Total	81,287	324,883	403,517	319,942	1,129,629	25,672

Total credit default swaps sold	$253,771	814,079	752,192	574,933	2,394,975	44,902

Other credit contracts(3)(4)	$215	$1,878	$609	$3,734	$6,436	$(1,214)

Total credit derivatives and other credit contracts	$253,986	$815,957	$752,801	$578,667	$2,401,411	$43,688

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the terms of the contracts.
(3)	Other credit contracts include CLNs, CDOs and credit default swaps that are considered hybrid instruments.
(4)	Fair value amount shown represents the fair value of the hybrid instruments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes certain information regarding protection sold through credit default swaps and CLNs at December 31, 2009:

	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$926	$2,733	$10,969	$30,542	$45,170	$846
AA	13,355	31,475	38,360	39,424	122,614	1,355
A	35,164	101,909	100,489	50,432	287,994	(3,115)
BBB	57,979	161,309	151,143	80,216	450,647	(6,753)
Non-investment grade	58,408	180,311	123,972	63,871	426,562	25,870

Total	165,832	477,737	424,933	264,485	1,332,987	18,203

Index and basket credit default swaps:
AAA	41,517	59,925	51,750	53,917	207,109	(1,563)
AA	—	1,113	4,082	17,120	22,315	1,794
A	198	3,604	25,425	5,666	34,893	(377)
BBB	12,866	65,484	183,799	93,906	356,055	(2,101)
Non-investment grade	40,941	160,331	160,127	132,267	493,666	27,665

Total	95,522	290,457	425,183	302,876	1,114,038	25,418

Total credit default swaps sold	$261,354	$768,194	$850,116	$567,361	$2,447,025	$43,621

Other credit contracts(3)(4)	$160	$125	$361	$1,757	$2,403	$783

Total credit derivatives and other credit contracts	$261,514	$768,319	$850,477	$569,118	$2,449,428	$44,404

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the terms of the contracts.
(3)	Other credit contracts include CLNs and credit default swaps that are considered hybrid instruments.
(4)	Fair value amount shown represents the fair value of the hybrid instruments.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Credit Protection Sold Through CLNs and CDOs.    The Company has invested in CLNs and CDOs, which are hybrid instruments containing embedded derivatives, in which credit protection has been sold to the issuer of the note. If there is a credit event of a reference entity underlying the instrument, the principal balance of the note may not be repaid in full to the Company.

Purchased Credit Protection.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $1.9 trillion at September 30, 2010 and December 31, 2009 compared with a notional amount of approximately $2.1 trillion at September 30, 2010 and December 31, 2009 of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations. The Company may also purchase credit protection to economically hedge loans and lending commitments. In total, not considering whether the underlying reference obligations are identical, the Company has purchased credit protection of $2.5 trillion with a positive fair value of $61 billion compared with $2.4 trillion of credit protection sold with a negative fair value of $45 billion at September 30, 2010. In total, not considering whether the underlying reference obligations are identical, the Company has purchased credit protection of $2.5 trillion with a positive fair value of $65 billion compared with $2.4 trillion of credit protection sold with a negative fair value of $44 billion at December 31, 2009.

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

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at September 30, 2010 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at September 30, 2010
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$1,190	$8	$9	$1	$1,208
Investment activities	1,156	660	127	70	2,013
Primary lending commitments—investment grade(1)(2)	11,042	32,176	4,325	194	47,737
Primary lending commitments—non-investment grade(1)	1,036	4,410	5,337	1,830	12,613
Secondary lending commitments(1)	71	119	135	26	351
Commitments for secured lending transactions	173	659	2	24	858
Forward starting reverse repurchase agreements(3)	72,654	—	—	—	72,654
Commercial and residential mortgage-related commitments	2,891	—	—	91	2,982
Underwriting commitments	1,322	—	—	—	1,322
Other commitments	225	32	—	—	257

Total	$91,760	$38,064	$9,935	$2,236	$141,995

(1)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 4).
(2)	This amount includes commitments to asset-backed commercial paper conduits of $275 million at September 30, 2010, of which $138 million have maturities of less than one year and $137 million of which have maturities of one to three years.
(3)	The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to September 30, 2010 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and as of September 30, 2010, $65.0 billion of the $72.7 billion settled within three business days

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at September 30, 2010:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity				Total
Type of Guarantee	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Credit derivative contracts(1)	$253,771	$814,079	$752,192	$574,933	$2,394,975	$44,902	$ —
Other credit contracts	215	1,878	609	3,734	6,436	(1,214)	—
Non-credit derivative contracts(1)(2)	758,336	427,596	183,940	276,300	1,646,172	95,109	—
Standby letters of credit and other financial guarantees issued(3)(4)	1,096	1,975	686	5,197	8,954	232	5,553
Market value guarantees	—	—	77	675	752	44	117
Liquidity facilities	129	286	209	4,492	5,116	25	7,159
Whole loan sales guarantees	—	—	—	42,727	42,727	53	—
General partner guarantees	63	154	121	127	465	67	—

(1)	Carrying amount of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 10.
(2)	Amounts include a guarantee to investors in undivided participating interests in claims the Company made against a derivative counterparty that filed for bankruptcy protection. To the extent, in the future, any portion of the claims is disallowed or reduced by the bankruptcy court in excess of a certain amount, then the Company must refund a portion of the purchase price plus interest. See Note 16 to the consolidated financial statements for the year ended December 31, 2009 included in the Form 10-K.
(3)	Approximately $2.0 billion of standby letters of credit are also reflected in the “Commitments” table in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Financial instruments owned or Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition.
(4)	Amounts include guarantees issued by consolidated real estate funds sponsored by the Company of approximately $796 million. These guarantees relate to obligations of the fund’s investee entities, including guarantees related to capital expenditures and principal and interest debt payments. Accrued losses under these guarantees of approximately $422 million are reflected as a reduction of the carrying value of the related fund investments, which are reflected in Financial instruments owned—Investments on the condensed consolidated statement of financial condition.

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

•

Representations and Warranties on Certain Securitized Assets.    As part of the Company’s Institutional Securities business segment’s securitization and related activities, the Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company. The extent and nature of the representations and warranties, if any, varies among different securitizations. Under certain circumstances, the Company may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of, or losses associated with, the assets subject to breaches of such representations and warranties. The Company has not accrued any amounts in the condensed consolidated financial statements for payments owed as a result of breach of representations and warranties made in connection with securitized assets since it currently believes that at September 30, 2010 the probability of any payments under these arrangements is remote. See “Contingencies—Legal” below.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss, the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company accrues the estimated loss by a charge to income. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is not always possible to reasonably estimate the size of the possible loss or range of loss.

For certain legal proceedings, the Company can estimate possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued, but does not believe, based on current knowledge and after consultation with counsel, that such losses will have a material adverse effect on the Company’s condensed consolidated financial statements as a whole, other than the matters referred to in the next two paragraphs.

On September 25, 2009, the Company was named as a defendant in a lawsuit styled Citibank, N.A. v. Morgan Stanley & Co. International, PLC, which is pending in the United States District Court for the Southern District of New York (“SDNY”). The lawsuit relates to a credit default swap referencing the Capmark VI CDO (“Capmark”), which was structured by Citibank, N.A. (“Citi N.A.”). At issue is whether, as part of the swap agreement, Citi N.A. was obligated to obtain the Company’s prior written consent before it exercised a right to liquidate Capmark upon the occurrence of certain contractually-defined credit events. Citi N.A. is seeking approximately $245 million in compensatory damages plus interest and costs. On May 13, 2010, the court granted Citi N.A.’s motion for judgment on the pleadings on its claim for breach of contract. On October 8, 2010, the court issued an order denying Citi N.A.’s motion for judgment on the pleadings as to the Company’s counterclaim for reformation and granting Citi N.A.’s motion for judgment on the pleadings as to the Company’s counterclaim for estoppel. Based on currently available information, the Company believes it is reasonably possible it could incur a loss of approximately $245 million.

On January 16, 2009, the Company was named as a defendant in an interpleader lawsuit styled U.S. Bank, N.A. v. Barclays Bank PLC and Morgan Stanley Capital Services Inc., which is pending in the SDNY. The lawsuit relates to credit default swaps between the Company and Tourmaline CDO I LTD (“Tourmaline”), in which Barclays Bank PLC (“Barclays”) is the holder of the most senior and controlling class of notes. At issue is whether, pursuant to the terms of the swap agreements, the Company was required to post collateral to Tourmaline, or take any other action, after the Company’s credit ratings were downgraded in 2008 by certain ratings agencies. The Company and Barclays have a dispute regarding whether the Company breached any obligations under the swap agreements and, if so, whether any such breaches were cured. The trustee for Tourmaline, interpleader plaintiff U.S. Bank, N.A., has refrained from making any further distribution of Tourmaline’s funds pending the resolution of these issues and is seeking a judgment from the court resolving them. Based on currently available information, at September 30, 2010, the Company believes it is reasonably possible it may incur a loss of approximately $274 million, resulting from the write-off of receivables from Tourmaline. The trial is scheduled to begin November 17, 2010.

For certain other legal proceedings, the Company cannot reasonably estimate such losses, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding.

Recently, the level of litigation activity focused on residential mortgage-related claims has increased materially in the financial services industry. As a result, the Company expects that it may become the subject of increased claims for damages and other relief regarding residential mortgages and related securities in the future and, while

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company has identified above any individual proceedings where the Company believes a material loss to be possible and reasonably estimable, there can be no assurance that material losses will not be incurred from claims that have not yet been notified to the Company or are not yet determined to be probable or possible and reasonably estimable losses.

12.	Regulatory Requirements.

Morgan Stanley.    The Company is a financial holding company under the Bank Holding Company Act of 1956 and is subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance with such capital requirements. The Office of the Comptroller of the Currency establishes similar capital requirements and standards for the Company’s national bank subsidiaries.

The Company calculates its capital ratios and Risk Weighted Assets (“RWAs”) in accordance with the capital adequacy standards for financial holding companies adopted by the Federal Reserve. These standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. In December 2007, the U.S. banking regulators published final U.S. implementing regulation incorporating the Basel II Accord; which requires internationally active banking organizations, as well as certain of their U.S. bank subsidiaries, to implement Basel II standards over the next several years. The timeline set out in December 2007 for the implementation of Basel II in the U.S. may be impacted by the developments concerning Basel III described below. Starting July 2010, the Company has been reporting on a parallel basis under the current regulatory capital regime (Basel I) and Basel II followed by a three-year transitional period. There will be at least four quarters of parallel reporting before the Company enters the three-year transitional period to implement Basel II standards.

In December 2009, the Basel Committee of Banking Supervision (the “Basel Committee”) released proposals on risk-based capital, leverage and liquidity standards, known as “Basel III”. The proposal described new standards to raise the quality of capital and strengthen counterparty credit risk capital requirements; introduced a leverage ratio as a supplemental measure to the risk-based ratio and introduced a countercyclical buffer. The Basel III proposals complement an earlier proposal for revisions to Market Risk Framework that increases capital requirements for securitizations within the trading book. In July 2010, the Basel Committee refined some of the proposals. In September 2010, the Group of Governors and Heads of Supervision of the Basel Committee endorsed the proposals and introduced minimum capital requirements and timelines for implementation of the new standards.

The Basel Committee is expected to publish near final rules in November, which are expected to be ratified at the G20 Leaders Summit. The U.S. regulators will require implementation of Basel III subject to an extended phase-in period. The Basel Committee is also working with the Financial Stability Board to develop additional requirements for systemically important banks, which could include capital surcharges.

At September 30, 2010, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 16.5% and total capital to RWAs of 17.0% (6% and 10% being well-capitalized for regulatory purposes, respectively). In addition, financial holding companies are also subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the calendar quarter.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the capital measures for the Company at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Balance	Ratio	Balance	Ratio
	(dollars in millions)
Tier 1 capital	$53,525	16.5%	$46,670	15.3%
Total capital	55,199	17.0%	49,955	16.4%
RWAs	325,156	—	305,000	—
Adjusted average assets	804,192	—	804,456	—
Tier 1 leverage	—	6.7%	—	5.8%

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

At September 30, 2010, the Company’s U.S. bank operating subsidiaries met all capital adequacy requirements to which they are subject and exceeded all regulatory mandated and targeted minimum regulatory capital requirements to be well-capitalized. There are no conditions or events that management believes have changed the Company’s U.S. bank operating subsidiaries’ category.

The table below sets forth the Company’s significant U.S. bank operating subsidiaries’ capital at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
	(dollars in millions)
Total Capital (to RWAs):
Morgan Stanley Bank, N.A.	$9,410	19.0%	$8,880	18.4%
Morgan Stanley Private Bank, National Association(1)	$909	26.9%	$602	70.3%
Tier I Capital (to RWAs):
Morgan Stanley Bank, N.A.	$7,906	15.9%	$7,360	15.3%
Morgan Stanley Private Bank, National Association(1)	$908	26.9%	$602	70.3%
Leverage Ratio:
Morgan Stanley Bank, N.A.	$7,906	11.9%	$7,360	10.7%
Morgan Stanley Private Bank, National Association(1)	$908	13.0%	$602	8.9%

(1)	Morgan Stanley Private Bank, National Association (formerly Morgan Stanley Trust) changed its charter to a National Association on July 1, 2010.

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain a ratio of total capital to RWAs of 10%, a capital ratio of Tier 1 capital to RWAs of 6%, and a ratio of Tier 1 capital to average book assets (leverage ratio) of 5%. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of financial activities permitted to financial holding companies. At September 30, 2010, the Company’s three U.S. depository institutions maintained capital at levels in excess of the universally mandated well-capitalized levels. These subsidiary depository institutions maintain capital at levels sufficiently in excess of the “well-capitalized” requirements to address any additional capital needs and requirements identified by the federal banking regulators.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority and the Commodity Futures Trading Commission. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $8,067 million and $7,854 million at September 30, 2010 and December 31, 2009, respectively, which exceeded the amount required by $6,912 million and $6,758 million, respectively. Morgan Stanley Smith Barney LLC is a registered broker-dealer and registered futures commission merchant and has operated with capital in excess of its regulatory capital requirements. Morgan Stanley Smith Barney LLC clears certain customer activity directly and introduces other business to MS&Co. and Citi. MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSMS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIP and MSMS have consistently operated in excess of their respective regulatory capital requirements.

MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At September 30, 2010, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

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

Morgan Stanley Shareholders’ Equity.

Redemption of CIC Equity Units and Issuance of Common Stock.

In December 2007, the Company sold Equity Units that included contracts to purchase Company common stock to the CIC Entity for approximately $5,579 million. On July 1, 2010, Moody’s Investor Services announced that it was lowering the equity credit assigned to such Equity Units. The terms of the Equity Units permitted the Company to redeem the junior subordinated debentures underlying the Equity Units upon the occurrence and continuation of a Rating Agency Event. In response to this Rating Agency Event, the Company redeemed the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

junior subordinated debentures in August 2010 and the redemption proceeds were subsequently used by the CIC Entity to settle its obligation under the purchase contracts. The settlement of the purchase contracts and delivery of 116,062,911 shares of Company common stock to the CIC Entity occurred in August 2010.

Common Equity Offerings.

During the quarters and nine months ended September 30, 2010 and September 30, 2009, the Company did not purchase any of its common stock as part of its share repurchase program. At September 30, 2010, the Company had approximately $1.6 billion remaining under its current share repurchase authorization. Share repurchases by the Company are subject to regulatory approval.

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

As a result of the Company’s repurchasing the Series D Preferred Stock, the Company incurred a one-time negative adjustment of $850 million in its calculation of basic and diluted EPS (reduction to earnings (losses) applicable to the Company’s common shareholders) for the nine months ended September 30, 2009 due to the accelerated amortization of the issuance discount on the Series D Preferred Stock.

In connection with the issuance of the Series D Preferred Stock, the Company also issued a warrant to the U.S. Treasury under the Capital Purchase Program (the “CPP”) for the purchase of 65,245,759 shares of the Company’s common stock at an exercise price of $22.99 per share.

In August 2009, under the terms of the CPP securities purchase agreement, the Company repurchased the warrant from the U.S. Treasury in the amount of $950 million. The repurchase of the Series D Preferred Stock, in the amount of $10.0 billion and the warrant in the amount of $950 million, reduced the Company’s total equity by $10,950 million in the nine months ended September 30, 2009.

For further information on the Company’s preferred stock, refer to Note 13 to the consolidated financial statements for the year ended December 31, 2009 included in the Form 10-K.

Noncontrolling Interest.

Deconsolidation of Subsidiaries.

During the nine months ended September 30, 2009, the Company deconsolidated MSCI in connection with the Company’s disposition of its remaining ownership interest in MSCI and recognized an after-tax gain of approximately $310 million. The Company did not retain any investments in MSCI upon deconsolidation. See Note 1 for further information on discontinued operations.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the Company’s Ownership Interest in Subsidiaries.

The following table presents the effect on the Company’s shareholders’ equity from changes in ownership of subsidiaries resulting from transactions with noncontrolling interests.

	Nine Months Ended September 30,
	2010	2009
	(dollars in millions)
Net income applicable to Morgan Stanley	$3,867	$729
Transfers from the noncontrolling interests:
Increase in paid-in capital in connection with MSSB	—	1,711
Increase in paid-in capital in connection with the MUFG transaction	731	—

Net transfers from noncontrolling interests	731	1,711

Change from net income applicable to Morgan Stanley and transfers from noncontrolling interests	$4,598	$2,440

The increase in paid-in capital in connection with MSSB results from Citi’s equity interest in MSSB, to which the Company had contributed certain businesses associated with the Company’s Global Wealth Management Group. The excess of the net fair value received by the Company over the increase in noncontrolling interest associated with Smith Barney is reflected as an increase in paid-in capital. See Note 3 for further information regarding the MSSB transaction.

In connection with the closing of the previously announced transaction between the Company and Mitsubishi UFJ Financial Group, Inc. (“MUFG”) to form a joint venture in Japan, the Company recorded an after-tax gain of $731 million from the sale of a noncontrolling interest in its Japanese institutional securities business. This gain was recorded in Paid-in capital in the Company’s condensed consolidated statements of financial condition at September 30, 2010 and changes in total equity for the nine months ended September 30, 2010. See Note 19 for further information regarding the MUFG transaction.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic EPS:
Income from continuing operations	$823	$972	$4,362	$705
Net gain (loss) from discontinued operations	(182)	(179)	274	(69)

Net income	641	793	4,636	636
Net income (loss) applicable to noncontrolling interests	510	36	769	(93)

Net income applicable to Morgan Stanley	131	757	3,867	729
Less: Preferred dividends (Series A Preferred Stock)	(11)	(11)	(33)	(33)
Less: Preferred dividends (Series B Preferred Stock)	(196)	(196)	(588)	(588)
Less: Preferred dividends (Series C Preferred Stock)	(13)	(13)	(39)	(55)
Less: Partial Redemption of Series C Preferred Stock	—	—	—	(202)
Less: Preferred dividends (Series D Preferred Stock)	—	—	—	(212)
Less: Amortization and acceleration of issuance discount for Series D Preferred Stock(1)	—	—	—	(932)
Less: Allocation of earnings to participating restricted stock units(2):
From continuing operations	(3)	(34)	(92)	(8)
From discontinued operations	1	8	(8)	—
Less: Allocation of undistributed earnings to Equity Units(1):
From continuing operations	—	(27)	(118)	—
From discontinued operations	—	14	(18)	—

Earnings (loss) applicable to Morgan Stanley common shareholders	$(91)	$498	$2,971	$(1,301)

Weighted average common shares outstanding	1,377	1,294	1,337	1,148

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$0.07	$0.51	$2.04	$(1.06)
Net gain (loss) from discontinued operations	(0.14)	(0.12)	0.18	(0.07)

Earnings (loss) per basic common share	$(0.07)	$0.39	$2.22	$(1.13)

Diluted EPS:
Earnings (loss) applicable to Morgan Stanley common shareholders	$(91)	$498	$2,971	$(1,301)
Impact on income of assumed conversions:
Assumed conversion of Equity Unit(1)(3)
From continuing operations	(16)	—	75	—
From discontinued operations	—	—	41	—
Preferred stock dividends (Series B Preferred Stock)	—	—	588	—

Earnings (loss) applicable to common shareholders plus assumed conversions	(107)	498	3,675	(1,301)

Weighted average common shares outstanding	1,377	1,294	1,337	1,148
Effect of dilutive securities:
Stock options and restricted stock units(2)	7	—	4	—
Warrants issued to U.S. Treasury	—	6	—	—
Equity units (1)(3)	59	—	59	—
Series B Preferred Stock	—	—	310	—

Weighted average common shares outstanding and common stock equivalents	1,443	1,300	1,710	1,148

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$0.05	$0.50	$1.98	$(1.06)
Net gain (loss) from discontinued operations	(0.12)	(0.12)	0.17	(0.07)

Earnings (loss) per diluted common share	$(0.07)	$0.38	$2.15	$(1.13)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	See Note 13 to the consolidated financial statements for the year ended December 31, 2009 included in the Form 10-K.
(2)	Restricted stock units that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and therefore, such restricted stock units are not included as incremental shares in the diluted calculation.
(3)	Prior to the quarter ended June 30, 2010, the Company included the Equity Units in the diluted EPS calculation using the more dilutive of the two-class method or the treasury stock method. The Equity Units participated in substantially all of the earnings of the Company (i.e., any earnings above $0.27 per quarter) in basic EPS (assuming a full distribution of earnings of the Company), and therefore, the Equity Units generally would not have been included as incremental shares in the diluted calculation under the treasury stock method. Beginning in the quarter ended June 30, 2010, and prior to the redemption of the junior subordinated debentures underlying the Equity Units and issuance of common stock, the Company included the Equity Units in the diluted EPS calculation using the more dilutive of the two-class method or the if-converted method. See Note 2 for additional information.

The following securities were considered antidilutive, and therefore, were excluded from the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
Number of Antidilutive Securities Outstanding at End of Period:	2010	2009	2010	2009
	(shares in millions)
Stock options	69	84	69	84
Restricted stock units and performance stock units	41	64	41	64
Equity Units(1)	—	116	—	116
Series B Preferred Stock	311	311	—	311

Total	421	575	110	575

(1)	See Note 13 to the consolidated financial statements for the year ended December 31, 2009 included in the Form 10-K. See Note 2 for additional information on the Equity Units regarding the change in methodology to the if-converted method and the redemption of the junior subordinated debentures underlying the Equity Units and issuance of common stock.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in millions)
Interest income(1):
Financial instruments owned(2)	$1,102	$1,006	$3,287	$3,009
Securities available for sale	63	—	126	—
Loans	91	39	231	120
Interest bearing deposits with banks	38	17	120	208
Federal funds sold and securities purchased under agreements to resell and Securities borrowed	190	194	514	777
Other	375	595	1,056	1,608

Total Interest income	$1,859	$1,851	$5,334	$5,722

Interest expense(1):
Commercial paper and other short-term borrowings	$6	$8	$12	$43
Deposits	30	143	189	362
Long-term debt	1,277	1,128	3,493	3,899
Securities sold under agreements to repurchase and Securities loaned	398	279	1,101	1,141
Other	43	(204)	(73)	55

Total Interest expense	$1,754	$1,354	$4,722	$5,500

Net interest	$105	$497	$612	$222

(1)	Interest income and expense are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instrument’s fair value, interest is included within Principal transactions—Trading revenues or Principal transactions—Investment revenues. Otherwise, it is included within Interest income or Interest expense.
(2)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction to Interest income.

16.	Employee Benefit Plans.

The Company sponsors various pension plans for the majority of its U.S. and non-U.S. employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees. The Company also provides certain postemployment benefits to certain former employees or inactive employees prior to retirement.

On June 1, 2010, the Morgan Stanley Employees Retirement Plan (the “Pension Plan”) for U.S. participants was amended to cease accruals of benefits under the Pension Plan effective January 1, 2011. Any benefits earned by participants under the Pension Plan at December 31, 2010 will be preserved and will be payable in the future based on the Pension Plan’s provisions. As a result, the Company reduced Compensation and benefits expense by approximately $51 million on the condensed consolidated statements of income for the nine months ended September 30, 2010. Additionally, the Company remeasured the obligation and assets of the Pension Plan at May 31, 2010 and recognized a gain of $166 million ($102 million after-tax) on the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2010, after reflecting the $51 million reduction in Compensation and benefits expense.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the quarter ended September 30, 2010, the Company revised its pension and postretirement benefits plans contribution estimate from $275 million to $50 million due to such cessation of accruals for benefits.

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in millions)
Service cost, benefits earned during the period	$27	$32	$79	$95
Interest cost on projected benefit obligation	41	41	123	121
Expected return on plan assets	(32)	(31)	(96)	(92)
Net amortization of prior service costs	—	(3)	(4)	(7)
Net amortization of actuarial loss	5	11	20	32
Curtailment gains	1	—	(50)	—

Net periodic benefit expense	$42	$50	$72	$149

17.	Income Taxes.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom (the “U.K.”), and states in which the Company has significant business operations, such as New York. During the quarter ended September 30, 2010, the IRS concluded the field work portion of their examinations on issues covering tax years 1999 – 2005. Also during 2010, the Company expects to reach a conclusion with the U.K. tax authorities on substantially all issues through tax year 2007, including those in appeals. Additionally during 2010, the Company may reach a conclusion with the New York State and New York City tax authorities on issues covering years 2002—2006. During 2012, the Company expects to reach a conclusion with the Japanese tax authorities on substantially all issues covering tax years 2007—2008. The Company periodically assesses the likelihood of assessments in each of the taxing jurisdictions resulting from current and subsequent years’ examinations. The Company believes that the resolution of tax matters will not have a material effect on the condensed consolidated statements of financial condition of the Company, although a resolution could have a material impact on the Company’s condensed consolidated statements of income for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs. The Company has established a liability for unrecognized tax benefits that the Company believes is adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change.

As part of the Company’s periodic review of unrecognized tax benefits, and based on new information regarding the status of federal and state examinations, the Company’s unrecognized tax benefits were remeasured. As a result of this remeasurement, the income tax provision for nine months ended September 30, 2010 included a benefit of $345 million.

It is reasonably possible that further significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months. At this time, however, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits and impact on the effective tax rate over the next 12 months.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the Company’s periodic review of the business, liquidity and capital requirements of its non-U.S. subsidiaries, it was determined that prior-years undistributed earnings of certain non-U.S. subsidiaries for which U.S. federal income taxes have been provided will remain indefinitely reinvested abroad. The Company does not intend to use these earnings as a source of funding of its operations in the U.S. in the foreseeable future. As a result of this determination, the income tax provision for the nine months ended September 30, 2010 included a benefit of $382 million associated with the release of the previously provided U.S. federal deferred tax liability associated with these earnings. In addition, the income tax provision for the quarter and nine months ended September 30, 2010 included a benefit of $176 million associated with the planned repatriation of non-U.S. earnings at a cost lower than originally estimated.

In accordance with the guidance for accounting for uncertainty in income taxes, penalties related to unrecognized tax benefits may be classified as either income taxes or another expense classification. During the quarter ended September 30, 2010, the Company changed the classification of penalties related to unrecognized tax benefits and began recording them in Provision for income taxes in the condensed consolidated statements of income. The Company previously recorded such penalties in Income (loss) from continuing operations before income taxes as part of Other expenses. The Company believes the change in classification of penalties is preferable, because such penalties are directly dependent on and correlated to related income tax positions. Additionally, the Company views penalties and interest on uncertain tax positions as part of the cost of managing the Company’s overall tax exposure, and the change in presentation aligns the classification of penalties related to unrecognized tax benefits with the classification of interest on unrecognized tax benefits already classified as part of Provision for income taxes. Penalties related to unrecognized tax benefits during the quarter ended September 30, 2010 and prior periods were not material. Accordingly, the Company did not retrospectively adjust prior periods. The change in classification did not impact Net income or Earnings per share and the impact on Income (loss) from continuing operations before income taxes was not material.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information for the Company’s segments is presented below:

Three Months Ended September 30, 2010	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$3,071	$2,802	$822	$(21)	$6,674
Net interest	(177)	302	(20)	—	105

Net revenues	$2,894	$3,104	$802	$(21)	$6,779

Income from continuing operations before income taxes	$240	$281	$279	$—	$800
Provision for (benefit from) income taxes	(131)	93	15	—	(23)

Income from continuing operations	371	188	264	—	823

Discontinued operations(1):
Gain (loss) from discontinued operations	(166)	—	20	—	(146)
Provision for income taxes	35	—	1	—	36

Net gain (loss) from discontinued operations(2)	(201)	—	19	—	(182)

Net income	170	188	283	—	641
Net income applicable to noncontrolling interests	273	44	193	—	510

Net income (loss) applicable to Morgan Stanley	$(103)	$144	$90	$—	$131

Three Months Ended September 30, 2009	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$4,793	$2,861	$463	$(146)	$7,971
Net interest	225	168	(16)	120	497

Net revenues	$5,018	$3,029	$447	$(26)	$8,468

Income (loss) from continuing operations before income taxes	$1,339	$280	$(124)	$(2)	$1,493
Provision for (benefit from) income taxes	426	92	4	(1)	521

Income (loss) from continuing operations	913	188	(128)	(1)	972

Discontinued operations(1):
Gain (loss) from discontinued operations	(53)	—	(229)	4	(278)
Provision for (benefit from) income taxes	(12)	—	(89)	2	(99)

Net gain (loss) from discontinued operations(2)	(41)	—	(140)	2	(179)

Net income (loss)	872	188	(268)	1	793
Net income (loss) applicable to noncontrolling interest	15	83	(62)	—	36

Net income (loss) applicable to Morgan Stanley	$857	$105	$(206)	$1	$757

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2010	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$12,931	$8,502	$1,926	$—	$(166)	$23,193
Net interest	(193)	781	(61)	—	85	612

Net revenues	$12,738	$9,283	$1,865	$—	$(81)	$23,805

Income (loss) from continuing operations before income taxes	$3,894	$766	$367	$—	$(15)	$5,012
Provision for (benefit from) income taxes	416	218	19	—	(3)	650

Income (loss) from continuing operations	3,478	548	348	—	(12)	4,362

Discontinued operations(1):
Gain (loss) from discontinued operations	(1,146)	—	985	775	12	626
Provision for income taxes	15	—	331	—	6	352

Net gain (loss) from discontinued operations(2)	(1,161)	—	654	775	6	274

Net income (loss)	2,317	548	1,002	775	(6)	4,636
Net income applicable to noncontrolling interests	268	195	306	—	—	769

Net income (loss) applicable to
Morgan Stanley	$2,049	$353	$696	$775	$(6)	$3,867

Nine Months Ended September 30, 2009	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$10,049	$5,736	$887	$(298)	$16,374
Net interest	(429)	515	(60)	196	222

Net revenues	$9,620	$6,251	$827	$(102)	$16,596

Income (loss) from continuing operations before income taxes	$618	$328	$(616)	$(9)	$321
Provision for (benefit from) for income taxes	(340)	109	(149)	(4)	(384)

Income (loss) from continuing operations	958	219	(467)	(5)	705

Discontinued operations(1):
Gain (loss) from discontinued operations	432	—	(537)	10	(95)
Provision for (benefit from) income taxes	179	—	(209)	4	(26)

Net gain (loss) from discontinued operations(2)	253	—	(328)	6	(69)

Net income (loss)	1,211	219	(795)	1	636
Net income (loss) applicable to noncontrolling interests	5	(35)	(63)	—	(93)

Net income (loss) applicable to Morgan Stanley	$1,206	$254	$(732)	$1	$729

(1)	See Note 1 and 20 for a discussion of discontinued operations.
(2)	Amount for the three months ended September 30, 2010 included a loss of $229 million related to the planned disposition of Revel included within the Institutional Securities business segment. Amount for the nine months ended September 30, 2010 included a gain of $514 million related to the Company’s sale of Retail Asset Management within the Asset Management business segment, a loss of $1.2 billion related to the planned disposition of Revel included within the Institutional Securities business segment and a gain of $775 million related to the legal settlement with DFS. Amount for the nine months ended September 30, 2009 included a gain of $310 million related to MSCI included within the Institutional Securities business segment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Interest	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Three Months Ended September 30, 2010
Interest income	$1,546	$404	$9	$(100)	$1,859
Interest expense	1,723	102	29	(100)	1,754

Net interest	$(177)	$302	$(20)	$—	$105

Three Months Ended September 30, 2009
Interest income	$1,525	$327	$6	$(7)	$1,851
Interest expense	1,300	159	22	(127)	1,354

Net interest	$225	$168	$(16)	$120	$497

Nine Months Ended September 30, 2010
Interest income	$4,293	$1,130	$18	$(107)	$5,334
Interest expense	4,486	349	79	(192)	4,722

Net interest	$(193)	$781	$(61)	$85	$612

Nine Months Ended September 30, 2009
Interest income	$4,910	$818	$16	$(22)	$5,722
Interest expense	5,339	303	76	(218)	5,500

Net interest	$(429)	$515	$(60)	$196	$222

Total Assets(1)	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
At September 30, 2010	$752,643	$80,130	$8,599	$841,372
At December 31, 2009	$719,232	$44,154	$8,076	$771,462

(1)	Corporate assets have been fully allocated to the Company’s business segments.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted through European and Asian locations. The net revenues disclosed in the following table reflect the regional view of the Company’s consolidated net revenues on a managed basis, based on the following methodology:

•	Institutional Securities: advisory and equity underwriting—client location, debt underwriting—revenue recording location, sales and trading—trading desk location.

•	Global Wealth Management Group: global representative coverage location.

•	Asset Management: client location, except for merchant banking business, which is based on asset location.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net revenues	2010	2009	2010	2009
	(dollars in millions)
Americas	$4,777	$6,142	$16,639	$13,254
Europe, Middle East, and Africa	1,001	1,660	4,729	1,760
Asia	1,001	666	2,437	1,582

Net revenues	$6,779	$8,468	$23,805	$16,596

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Japan Securities Joint Venture.

On May 1, 2010, the Company and MUFG closed the previously announced transaction to form a joint venture in Japan of their respective investment banking and securities businesses. MUFG and the Company have integrated their respective Japanese securities companies by forming two joint venture companies. MUFG contributed the investment banking, wholesale and retail securities businesses conducted in Japan by Mitsubishi UFJ Securities Co., Ltd. into one of the joint venture entities named Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”). The Company contributed the investment banking operations conducted in Japan by its subsidiary, MSMS, formerly known as Morgan Stanley Japan Securities Co., Ltd., into MUMSS (MSMS, together with MUMSS, the “Joint Venture”). MSMS will continue its sales and trading and capital markets business conducted in Japan. Following the respective contributions to the Joint Venture and a cash payment of 23 billion yen from MUFG to the Company, the Company owns a 40% economic interest in the Joint Venture and MUFG owns a 60% economic interest in the Joint Venture. The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS, while the Company holds a 51% voting interest and MUFG holds a 49% voting interest in MSMS. The Company continued to include MSMS in its financial statements and, commencing on May 1, 2010, accounted for its interest in MUMSS as an equity method investment.

20.	Discontinued Operations.

See Note 1 for a discussion of the Company’s discontinued operations.

The table below provides information regarding amounts included in discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in millions)
Net revenues(1):
Revel	$—	$(1)	$—	$(4)
Crescent	—	73	—	63
Retail Asset Management	15	178	1,220	455
MSCI	—	—	—	148
CMB	43	(43)	45	(78)
Other	13	—	13	1

	$71	$207	$1,278	$585

Pre-tax gain (loss) on discontinued operations(1):
Revel(2)	$(212)	$(3)	$(1,175)	$(12)
Crescent	2	(308)	2	(720)
Retail Asset Management(3)	4	81	985	195
MSCI(4)	—	—	—	537
DFS(5)	—	—	775	—
CMB	46	(48)	28	(92)
Other	14	—	11	(3)

	$(146)	$(278)	$626	$(95)

(1)	Amounts included eliminations of intersegment activity.
(2)	Amounts included a loss of approximately $208 million and $1.2 billion in the three and nine months ended September 30, 2010, respectively, in connection with the planned disposition of Revel.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Amount included a pre-tax gain of approximately $860 million in the nine months ended September 30, 2010 in connection with the sale of Retail Asset Management.
(4)	Amount included a pre-tax gain on MSCI secondary offerings of $499 million in the nine months ended September 30, 2009.
(5)	Amount relates to the legal settlement with DFS.

21.	Other Revenues.

For the nine months ended September 30, 2009, Other revenues included gains of $485 million from repurchasing the Company’s debt in the open market.

22.	Subsequent Events.

FrontPoint.

In October 2010, the Company reached an agreement with the principals of FrontPoint Partners LLC (“FrontPoint”) whereby FrontPoint senior management and portfolio managers will own a majority equity stake in FrontPoint and the Company will retain a minority stake. FrontPoint will replace the Company’s affiliates as the investment advisor and general partner of the FrontPoint funds. The Company expects the restructuring to close in the fourth quarter of 2010, subject to closing conditions, and expects a pre-tax loss on the transaction of approximately $70 million.

Long-Term Borrowings.

Subsequent to September 30, 2010 and through November 3, 2010, the Company’s long-term borrowings (net of repayments) increased by approximately $1.8 billion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of September 30, 2010, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows and changes in total equity for the nine-month periods ended September 30, 2010 and 2009. These condensed consolidated financial statements are the responsibility of the management of the Company.

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

/s/Deloitte & Touche LLP

New York, New York

November 8, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction.

Morgan Stanley, a financial holding company, is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Global Wealth Management Group and Asset Management. The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley” and the “Company” mean Morgan Stanley and its consolidated subsidiaries.

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

See Note 1 to the condensed consolidated financial statements for a discussion of the Company’s discontinued operations.

The Company’s results of operations may be materially affected by market fluctuations and by economic factors. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global nature, including the effect of political and economic conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income and credit markets, including corporate and mortgage (commercial and residential) lending and commercial real estate investments; the impact of current, pending and future legislation (including the U.S. financial reform legislation), regulation (including capital requirements), and legal actions in the U.S. and worldwide, the level and volatility of equity, fixed income and commodity prices, and interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor sentiment and confidence in the financial markets; the Company’s reputation; the actions and initiatives of current and potential competitors; and technological changes. Such factors also may have an impact on the Company’s ability to achieve its strategic objectives on a global basis. For a further discussion of these and other important factors that could affect the Company’s business, see “Competition” and “Supervision and Regulation” in Part I, Item 1, and “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) and “Other Matters—Regulatory Outlook” in Part I, Item 2 herein.

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Competition” and “Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and “Certain Factors Affecting Results of Operations” in Part II, Item 7 of the Form 10-K and “Other Matters—Regulatory Outlook” herein.

Executive Summary.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010(1)	2009(1)(2)	2010(1)	2009(1)(2)
Net revenues:
Institutional Securities	$2,894	$5,018	$12,738	$9,620
Global Wealth Management Group	3,104	3,029	9,283	6,251
Asset Management	802	447	1,865	827
Intersegment Eliminations	(21)	(26)	(81)	(102)

Consolidated net revenues	$6,779	$8,468	$23,805	$16,596

Consolidated net income	641	793	4,636	636
Net income (loss) applicable to noncontrolling interests	510	36	769	(93)

Net income applicable to Morgan Stanley	$131	$757	$3,867	$729

Income (loss) from continuing operations applicable to Morgan Stanley:
Institutional Securities	$98	$898	$3,210	$969
Global Wealth Management Group	144	105	353	254
Asset Management	71	(66)	42	(404)
Intersegment Eliminations	—	(1)	(12)	(5)

Income from continuing operations applicable to Morgan Stanley	$313	$936	$3,593	$814

Amounts applicable to Morgan Stanley:
Income from continuing operations applicable to Morgan Stanley	$313	$936	$3,593	$814
Net gain (loss) from discontinued operations applicable to Morgan Stanley(3)	(182)	(179)	274	(85)

Net income applicable to Morgan Stanley	$131	$757	$3,867	$729

Earnings (loss) applicable to Morgan Stanley common shareholders	$(91)	$498	$2,971	$(1,301)

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$0.07	$0.51	$2.04	$(1.06)
Net gain (loss) from discontinued operations(3)	(0.14)	(0.12)	0.18	(0.07)

Earnings (loss) per basic common share(4)	$(0.07)	$0.39	$2.22	$(1.13)

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$0.05	$0.50	$1.98	$(1.06)
Net gain (loss) from discontinued operations(3)	(0.12)	(0.12)	0.17	(0.07)

Earnings (loss) per diluted common share(4)	$(0.07)	$0.38	$2.15	$(1.13)

Regional net revenues(5):
Americas	$4,777	$6,142	$16,639	$13,254
Europe, Middle East and Africa	1,001	1,660	4,729	1,760
Asia	1,001	666	2,437	1,582

Consolidated net revenues	$6,779	$8,468	$23,805	$16,596

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010(1)	2009(1)(2)	2010(1)	2009(1)(2)
Average common equity (dollars in billions)(6):
Institutional Securities	$17.2	$16.7	$17.3	$18.3
Global Wealth Management Group	6.6	7.4	6.8	3.9
Asset Management	1.9	2.0	1.9	2.2
Parent capital(6)	18.4	9.7	14.4	7.6

Total from continuing operations	44.1	35.8	40.4	32.0
Discontinued operations	0.1	0.9	0.3	1.2

Consolidated average common equity	$44.2	$36.7	$40.7	$33.2

Return on average common equity(6):
Consolidated	N/M	6%	10%	N/M
Institutional Securities(6)	N/M	N/A	23%	N/A
Global Wealth Management Group	8%	N/A	6%	N/A
Asset Management	13%	N/A	1%	N/A
Book value per common share(7)	$31.25	$27.05	$31.25	$27.05
Tangible common equity(8)	$40,188	$28,850	$40,188	$28,850
Tangible book value per common share(9)	$26.56	$21.23	$26.56	$21.23
Effective income tax rate from continuing operations(10)	(2.9)%	34.9%	13.0%	(118.9)%

Worldwide employees	62,864	60,800	62,864	60,800

Average liquidity (dollars in billions)(11):
Parent company liquidity	$67	$58	$64	$60
Bank and other subsidiary liquidity	93	97	91	92

Total liquidity	$160	$155	$155	$152

Capital ratios at September 30, 2010 and 2009(12):
Total capital ratio	17.0%	16.5%	17.0%	16.5%
Tier 1 capital ratio	16.5%	15.4%	16.5%	15.4%
Tier 1 leverage ratio	6.7%	6.2%	6.7%	6.2%
Tier 1 common ratio(12)	10.7%	8.2%	10.7%	8.2%
Consolidated assets under management or supervision (dollars in billions)(13)(14):
Asset Management	$273	$250	$273	$250
Global Wealth Management Group	449	363	449	363

Total	$722	$613	$722	$613

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010(1)	2009(1)(2)	2010(1)	2009(1)(2)
Institutional Securities:
Pre-tax profit margin(15)	8%	27%	31%	6%

Global Wealth Management Group:
Global representatives	18,119	18,160	18,119	18,160
Annualized net revenue per global representative (dollars in thousands)(16)	$686	$662	$683	$661
Assets by client segment (dollars in billions):
$10 million or more	$485	$438	$485	$438
$1 million to $10 million	678	620	678	620

Subtotal $1 million or more	1,163	1,058	1,163	1,058

$100,000 to $1 million	397	420	397	420
Less than $100,000	43	54	43	54

Total client assets	$1,603	$1,532	$1,603	$1,532

Fee-based assets as a percentage of total client assets	27%	24%	27%	24%
Client assets per global representative (dollars in millions)(17)	$88	$84	$88	$84
Bank deposits (dollars in billions)(18)	$109	$110	$109	$110
Pre-tax profit margin(15)	9%	9%	8%	5%

Asset Management(13):
Assets under management or supervision (dollars in billions)(19)	$273	$250	$273	$250
Pre-tax profit margin(15)	35%	N/M	20%	N/M

N/M – Not Meaningful.

N/A – Not Available.

(1)	Information includes MSSB effective May 31, 2009 (see Note 3 to the condensed consolidated financial statements).
(2)	Certain prior-period information has been reclassified to conform to the current period’s presentation.
(3)	See Note 1 to the condensed consolidated financial statements for information on discontinued operations.
(4)	For the calculation of basic and diluted earnings per common share (“EPS”), see Note 14 to the condensed consolidated financial statements.
(5)	In the quarter ended September 30, 2010, regional net revenues included negative revenue of $731 million related to the tightening of the Company’s credit spreads resulting from the increase in fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected. In the nine months ended September 30, 2010, regional net revenues included positive revenues of $72 million related to the widening of the Company’s credit spreads on such borrowings. In the quarter and nine months ended September 30, 2009, regional net revenues included negative revenues of $0.9 billion and $4.9 billion, respectively, related to the tightening of the Company’s credit spreads on such borrowings. The majority of the Company’s structured notes are in Europe, Middle East and Africa. For a discussion of the Company’s methodology used to allocate revenues among the regions, see Note 18 to the condensed consolidated financial statements.
(6)	The computation of average common equity for each business segment in 2010 is based upon the Company’s Required Capital framework (“Required Capital”), an internal capital adequacy measure (see “Liquidity and Capital Resources—Required Capital” herein). Quarterly business segment capital for 2009, however, has not been restated under this framework. As a result, the business segments’ return on average common equity from continuing operations for the quarter and nine months ended September 30, 2009 is not available. The Required Capital framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. The return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. The effective tax rates used in the computation of business segment return on average common equity were determined on a separate entity basis. Excluding the effect of the discrete tax benefits in the nine months ended September 30, 2010, the return on average common equity for the Institutional Securities business segment would have been 16%.
(7)

Book value per common share equals common shareholders’ equity of $47,279 million at September 30, 2010 and $36,752 million at September 30, 2009, divided by period end common shares outstanding of 1,513 million at September 30, 2010 and 1,359 million at September 30, 2009. Book value per common share included a benefit of $1.40 per share due to the issuance of 116 million shares of

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

common stock corresponding to the mandatory redemption of the junior subordinated debentures underlying $5.6 billion of equity units during the quarter ended September 30, 2010 (see “Other Matters—Redemption of CIC Equity Units and Issuance of Common Stock” herein).

(8)	Tangible common equity is a non-Generally Accepted Accounting Principle (“GAAP”) financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. For a discussion of tangible common equity, see “Liquidity and Capital Resources—The Balance Sheet” herein.
(9)	Tangible book value per common share is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. Tangible book value per common share equals tangible common equity divided by period end common shares outstanding.
(10)	For a discussion of the effective income tax rate, see “Overview of the Quarter and Nine Months ended September 30, 2010 Financial Results—Taxes” herein.
(11)	For a discussion of average liquidity, see “Liquidity and Capital Resources—Liquidity Management Policies—Liquidity Reserves” herein.
(12)	Tier 1 common ratio is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. For a discussion of total capital ratio, Tier 1 capital ratio and Tier 1 leverage ratio, see “Liquidity and Capital Resources—Regulatory Requirements” herein. For a discussion of Tier 1 common ratio, see “Liquidity and Capital Resources—The Balance Sheet” herein.
(13)	Amounts exclude the Company’s retail asset management business that was sold to Invesco Ltd. (“Invesco”).
(14)	Revenues and expenses associated with these assets are included in the Company’s Asset Management and Global Wealth Management Group business segments.
(15)	Pre-tax profit margin is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess operating performance. Percentages represent income from continuing operations before income taxes as a percentage of net revenues.
(16)	Annualized net revenue per global representative for the quarter and nine months ended September 30, 2010 and 2009 equals Global Wealth Management Group’s net revenues divided by the quarterly weighted average global representative headcount for the quarter and nine months ended September 30, 2010 and 2009, respectively.
(17)	Client assets per global representative equal total period-end client assets divided by period-end global representative headcount.
(18)	Approximately $52 billion of the bank deposit balances at September 30, 2010 and September 30, 2009 are held at Company-affiliated depositories with the remainder held at Citigroup Inc. (“Citi”) affiliated depositories. These deposit balances are held at certain of the Company’s Federal Deposit Insurance Corporation (the “FDIC”) insured depository institutions for the benefit of the Company’s clients through their accounts.
(19)	Amounts include Asset Management’s proportional share of assets managed by entities in which it owns a minority stake.

Global Market and Economic Conditions.

In the U.S., major equity market indices ended the quarter and nine months ended September 30, 2010 higher compared with the beginning of the quarter and the year. The increase was primarily due to better than expected corporate earnings, partially offset by a weaker than expected economic recovery, a persistently high unemployment rate, continued investor concerns about U.S. regulatory reform within the financial services industry and the continued sovereign debt crisis within the European region. Government and business spending increased, while certain sectors of the real estate market and consumer spending remained challenged. The unemployment rate decreased to 9.6% at September 30, 2010 from 10.0% at December 31, 2009. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) Federal Open Market Committee kept its interest rates at historically low levels and, at September 30, 2010, the federal funds target rate was between zero and 0.25% and the discount rate was 0.75%.

In Europe, major equity market indices ended the quarter higher compared with the beginning of the quarter, while results in the nine month indices were mixed compared with the beginning of the year. Adverse economic developments, investor concerns about the outcome of regulatory stress testing of European banks and the sovereign debt crisis continued to exert downward pressure on equity markets. Industrial output in the region was primarily driven by German exports. The euro area unemployment rate remained relatively unchanged at approximately 10% at September 30, 2010. At September 30, 2010, the European Central Bank benchmark interest rate was 1.00% and the Bank of England benchmark interest rate was 0.50%.

In Asia, industrial output was driven by exports from both China and Japan. China’s economy also continued to benefit from government spending for capital projects, a significant amount of foreign currency reserves and a relatively high domestic savings rate. Equity markets in China ended the quarter and nine months higher compared with the beginning of the quarter and the year, while results in Japan were lower. In October 2010, the People’s Bank of China raised the one-year yuan lending rate by 0.25% from 5.31% to 5.56%, and the one-year yuan deposit rate by 0.25% from 2.25% to 2.50%.

Overview of the Quarter and Nine Months ended September 30, 2010 Financial Results.

Consolidated Review.    The Company recorded net income applicable to Morgan Stanley of $131 million during the quarter ended September 30, 2010 compared with net income applicable to Morgan Stanley of $757 million in the quarter ended September 30, 2009. Results for the quarter ended September 30, 2010 included a loss of $229 million due to a write-down and related costs associated with the planned disposition of Revel Entertainment Group, LLC (“Revel”), a development stage enterprise and subsidiary of the Company that is primarily associated with a development property in Atlantic City, New Jersey. Comparisons with the nine months ended September 30, 2010 were affected by the results of MSSB, which closed on May 31, 2009.

Net revenues (total revenues less interest expense) decreased to $6,779 million in the quarter ended September 30, 2010 from $8,468 million in the quarter ended September 30, 2009 primarily driven by the Institutional Securities business segment. Non-interest expenses decreased 14% to $5,979 million from the prior year period, primarily due to lower compensation expense. Compensation and benefits expense decreased 25% compared with the prior year quarter primarily due to lower compensation costs in the Institutional Securities business segment due to lower net revenues. Non-compensation expenses increased 10%, primarily due to ongoing investments in technology. Diluted EPS were $(0.07) in the quarter ended September 30, 2010 compared with $0.38 in the prior year period. Diluted EPS from continuing operations were $0.05 in the quarter ended September 30, 2010 compared with $0.50 in the prior year period. Results for the quarter ended September 30, 2010 also included a tax benefit of $176 million associated with the planned repatriation of non-U.S. earnings at a cost lower than originally estimated.

For the nine months ended September 30, 2010, the Company recorded net income applicable to Morgan Stanley of $3,867 million compared with $729 million a year ago. Net revenues increased 43% to $23,805 million and non-interest expenses increased 15% to $18,793 million from the prior year period, primarily due to the inclusion of revenues and expenses of MSSB. Diluted EPS were $2.15 compared with $(1.13) a year ago. Diluted EPS from continuing operations were $1.98 compared with $(1.06) a year ago.

Taxes.    The Company’s effective income tax rate from continuing operations was a benefit of (2.9)% and an expense of 13.0% for the quarter and nine months ended September 30, 2010 compared with an expense of 34.9% and a benefit of (118.9)% for the quarter and nine months ended September 30, 2009, respectively. The results from continuing operations included the previously mentioned tax benefit of $176 million, or $0.12 and $0.10 per diluted share in the quarter and nine months ended September 30, 2010, respectively. The results from continuing operations for the nine months ended September 30, 2010 also included an aggregate tax benefit of $727 million, or $0.45 per diluted share, of which $382 million related to the reversal of U.S. deferred tax liabilities associated with prior-years’ undistributed earnings of certain non-U.S. subsidiaries that were determined to be indefinitely reinvested abroad and $345 million associated with the remeasurement of net unrecognized tax benefits and related interest based on new information regarding the status of federal and state examinations. The results for the nine months ended September 30, 2009 included a tax benefit of $331 million, or $0.29 per diluted share, resulting from the cost of anticipated repatriation of non-U.S. earnings at lower than previously estimated tax rates. Excluding the benefits noted above, the effective tax rate from continuing operations in the quarter and nine months ended September 30, 2010 would have been 19.1% and 31.0%, respectively. Excluding the benefit noted above, the effective tax rate from continuing operations in the nine months ended September 30, 2009 would have been a benefit of (16.1)%. The increase in the effective tax rate in the quarter and nine months ended September 30, 2010 compared with the prior year periods is reflective of the level and geographic mix of earnings.

Institutional Securities.    Income from continuing operations before income taxes was $240 million in the quarter ended September 30, 2010 compared with $1,339 million in the same period last year. Net revenues were

$2,894 million compared with $5,018 million in the same period last year. Investment banking revenues for the current quarter decreased 3%, primarily reflecting significantly lower revenues from equity underwriting, partially offset by higher advisory fees from merger, acquisition and restructuring transactions and higher revenues from fixed income underwriting. Equity sales and trading revenues decreased 22% to $925 million from the comparable period of 2009 primarily reflecting lower net revenues from cash and derivative products driven by reduced levels of both client activity and volatility. Fixed income sales and trading revenues decreased 58% to $846 million in the current quarter from $2,009 million in the prior year quarter primarily due to a decrease in interest rate, credit and currency product revenues. Principal transaction net investment gains of $387 million and $493 million were recognized in the quarter and nine months ended September 30, 2010, respectively, compared with net investment gains of $41 million and losses of $933 million in the quarter and nine months ended September 30, 2009, respectively. Non-interest expenses were $2,654 million in the current quarter compared with $3,679 million in the same period last year. Compensation and benefits expenses decreased 42% in the quarter ended September 30, 2010 and 8% in the nine months ended September 30, 2010 primarily due to lower net revenues.

Global Wealth Management Group.    Income from continuing operations before income taxes was $281 million in the quarter ended September 30, 2010 compared with $280 million in the same period last year. Net revenues were $3,104 million compared with $3,029 million in the same period last year. Investment banking revenues increased 26% in the current quarter, primarily due to higher closed end fund activity. Principal transactions trading revenues increased 12% in the quarter ended September 30, 2010, primarily due to higher revenues from fixed income securities and net gains related to investments associated with certain employee deferred compensation plans. Commission revenues decreased 20% in the current quarter, reflecting lower client activity. Asset management, distribution and administration fees decreased 3%, primarily due to lower revenues in the bank deposit program, partially offset by higher fee-based revenues. Net interest increased 80%, primarily resulting from the securities available for sale portfolio and the change in classification of the bank deposit program. Non-interest expenses were $2,823 million in the quarter ended September 30, 2010 compared with $2,749 million in the same period last year.

Asset Management.    Income from continuing operations before income taxes was $279 million in the quarter ended September 30, 2010 compared with a loss of $124 million in the same period last year. Net revenues were $802 million in the current quarter compared with $447 million in the same period last year. The Company recorded principal transactions net investment gains of $427 million compared with gains of $44 million in the quarter ended September 30, 2009. Non-interest expenses were $523 million in the quarter ended September 30, 2010 compared with $571 million in the same period last year, primarily reflecting a decrease in Compensation and benefits expense.

The following items also affected the Company during the quarters and nine months ended September 30, 2010 and 2009.

Morgan Stanley Debt.    Net revenues reflected negative revenue of $731 million and gains of $72 million in the quarter and nine months ended September 30, 2010, respectively, from the tightening and widening, respectively, of the Company’s credit spreads on certain long-term and short-term borrowings, including structured notes and junior subordinated debentures that are accounted for at fair value. In the quarter and nine months ended September 30, 2009, net revenues reflected negative revenue of approximately $0.9 billion and $4.9 billion, respectively, from the tightening of the Company’s credit spreads on such borrowings.

In addition, in the quarter and nine months ended September 30, 2009, the Company recorded losses of approximately $29 million and gains of $485 million, respectively, from repurchasing its debt in the open market. Results in the quarter ended September 30, 2010 primarily reflected the amortization of the value of the de-designated hedges related to the Company’s repurchase of its debt in the open market in 2009 and 2008.

Mortgage-Related Trading.    In the quarter and nine months ended September 30, 2010, the Company recorded mortgage-related trading gains of approximately $0.5 billion and $1.1 billion, respectively, primarily related to commercial mortgage-backed securities and commercial whole loan positions and non-subprime residential mortgages.

In the quarter and nine months ended September 30, 2009, the Company recorded mortgage-related trading losses of approximately $0.1 billion and $1.2 billion, respectively, relating primarily to commercial whole loan positions and U.S. subprime mortgage proprietary trading exposures.

Real Estate Investments.    The Company recorded gains (losses) in the following business segments related to real estate investments. These amounts exclude investments associated with certain deferred compensation and employee co-investment plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in billions)
Institutional Securities
Continuing operations(1)	$0.1	$—	$0.1	$(0.8)
Discontinued operations(2)	(0.2)	—	(1.2)	—

Total Institutional Securities	(0.1)	—	(1.1)	(0.8)
Asset Management:
Continuing operations(3)	0.2	(0.1)	0.3	(0.6)
Discontinued operations(2)	—	(0.3)	—	(0.7)

Total Asset Management	0.2	(0.4)	0.3	(1.3)
Amounts applicable to noncontrolling interests	0.2	(0.1)	0.3	(0.1)

Total	$(0.1)	$(0.3)	$(1.1)	$(2.0)

(1)	Gains (losses) related to net realized and unrealized gains (losses) from the Company’s limited partnership investments in real estate funds and are reflected in Principal transactions-Investments in the condensed consolidated statements of income.
(2)	On March 31, 2010, the Board of Directors authorized a plan of disposal by sale for Revel. The results of Revel, including the estimated loss from the planned disposal, are reported as discontinued operations for all periods presented within the Institutional Securities business segment. In the Asset Management business segment, amounts relate to Crescent Real Estate Equities Limited Partnership.
(3)	Gains (losses) related to net realized and unrealized gains (losses) from real estate investments in the Company’s merchant banking business and are reflected in Principal transactions—Investments in the condensed consolidated statements of income.

See “Other Matters—Real Estate” herein for further information.

Settlement with DFS.    On June 30, 2007, the Company completed the spin-off of its business segment Discover Financial Services (“DFS”) to its shareholders. On February 11, 2010, DFS paid the Company $775 million in complete satisfaction of its obligations to the Company regarding the sharing of proceeds from the lawsuit against Visa and MasterCard. The payment was recorded as a gain in discontinued operations in the condensed consolidated statement of income for the nine months ended September 30, 2010.

Gain on Sale of Noncontrolling Interest.    In connection with the closing of the previously announced transaction between the Company and Mitsubishi UFJ Financial Group, Inc. (“MUFG”) to form a joint venture in Japan, the Company recorded an after-tax gain of $731 million from the sale of a noncontrolling interest in its Japanese institutional securities business. This gain was recorded in Paid-in capital in the Company’s condensed consolidated statements of financial condition at September 30, 2010 and changes in total equity for the nine months ended September 30, 2010. See “Other Matters – Japan Securities Joint Venture” herein for further information.

Gain on Sale of Retail Asset Management.    On June 1, 2010, the Company completed the sale of substantially all of its retail asset management business (“Retail Asset Management”), including Van Kampen Investments, Inc. (“Van Kampen”), to Invesco. The Company received $800 million in cash and approximately 30.9 million shares of Invesco stock upon sale, resulting in a cumulative after-tax gain of $673 million, of which $514 million was recorded in the quarter ended June 30, 2010. The remaining gain of $159 million, representing tax basis benefits, was recorded primarily in the quarter ended December 31, 2009. The results of Retail Asset Management are reported as discontinued operations within the Asset Management business segment for all periods presented. The Company recorded the 30.9 million shares as securities available for sale.

Monoline Insurers.    Monoline insurers (“Monolines”) provide credit enhancement to capital markets transactions. The quarter ended September 30, 2010 included losses of $272 million related to Monoline credit exposures compared with losses of $345 million in the quarter ended September 30, 2009. The nine months ended September 30, 2010 included losses of $602 million compared with losses of $283 million in the prior year period. The current credit environment continued to affect the ability of such financial guarantors to provide credit enhancement to existing capital market transactions. The Company’s direct exposure to Monolines is limited to bonds that are insured by Monolines and to derivative contracts with a Monoline as counterparty (principally an affiliate of MBIA Inc. (“MBIA”)). The Company’s exposure to Monolines at September 30, 2010 consisted primarily of $1.5 billion in insured municipal bond securities, $214 million of mortgage and asset-backed securities enhanced by financial guarantees, and approximately $108 million in net counterparty exposure (gross exposure of approximately $4.9 billion net of cumulative credit valuation adjustments of approximately $2.6 billion and net of hedges). Net counterparty exposure is defined as potential loss to the Company over a period of time in an event of 100% default of a Monoline, assuming zero recovery. The Company’s hedging program for Monoline risk includes the use of transactions that effectively mitigate certain market risk components of existing underlying commercial mortgage-backed securities transactions with the Monolines. The Company’s hedging program for Monoline counterparty exposure has become more costly, and as such, the losses in the quarter ended September 30, 2010 reflected those additional costs, as well as volatility on those hedges caused by the tightening of MBIA’s credit spreads. The Company continues to proactively manage its Monoline exposure; however, as market conditions continue to evolve, additional losses could be incurred, which could be significant.

U.K. Tax.    During the nine months ended September 30, 2010, the Company recognized a charge of approximately $360 million in Compensation and benefits expense relating to the U.K. government’s payroll tax on discretionary above-base compensation.

Corporate Lending.    The Company recorded the following amounts primarily associated with loans and lending commitments carried at fair value within the Institutional Securities business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010(1)	2009(1)	2010(1)	2009(1)
	(dollars in billions)
Gains on loans and lending commitments	$0.3	$1.4	$0.1	$3.6
Losses on hedges	(0.3)	(0.9)	(0.4)	(2.9)

Total gains (losses)	$—	$0.5	$(0.3)	$0.7

(1)	Amounts include realized and unrealized gains (losses).

MSSB.    During the quarter and nine months ended September 30, 2010, the Company recorded integration costs of approximately $83 million and $289 million, respectively, related to the joint venture. During the quarter and nine months ended September 30, 2009, the Company recorded integration costs of approximately $63 million and $135 million, respectively. The nine months ended September 30, 2009 also included a one-time expense of $124 million for replacement of deferred compensation awards for MSSB retirement-eligible employees. The costs of these replacement awards were fully allocated to Citi and were included in noncontrolling interests.

Employee Benefit Plans.    On June 1, 2010, the Morgan Stanley Employees Retirement Plan (the “Pension Plan”) for U.S. participants was amended to cease accruals of benefits under the Pension Plan effective January 1, 2011. Any benefits earned by participants under the Pension Plan at December 31, 2010 will be preserved and will be payable in the future based on the Pension Plan’s provisions. As a result, the Company reduced Compensation and benefits expense by approximately $51 million on the condensed consolidated statements of income for the nine months ended September 30, 2010. Additionally, the Company remeasured the obligation and assets of the Pension Plan at May 31, 2010 and recognized a gain of $166 million ($102 million after-tax) on the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2010, after reflecting the $51 million reduction in Compensation and benefits expense (see Note 16 to the condensed consolidated financial statements).

During the quarter ended September 30, 2010, the Company revised its pension and postretirement benefits plans contribution estimate from $275 million to $50 million due to such cessation of accruals for benefits.

Sale of Bankruptcy Claims.    In the quarter and nine months ended September 30, 2009, the Company recorded a gain of approximately $334 million related to the sale of undivided participating interests in a portion of the Company’s claims against a derivative counterparty that filed for bankruptcy protection (see Note 16 to the consolidated financial statements for the year ended December 31, 2009 in the Form 10-K).

MSCI.    In May 2009, the Company divested all of its remaining ownership interest in MSCI Inc. (“MSCI”). The gain on sale, net of taxes, was approximately $310 million for the nine months ended September 30, 2009. The results of MSCI are reported as discontinued operations for all periods presented. The results of MSCI were formerly included in the continuing operations of the Institutional Securities business segment.

Structured Investment Vehicles.    The Company recognized gains of $171 million in the nine months ended September 30, 2009 related to securities issued by structured investment vehicles. The gains were recorded in the Asset Management business segment.

Business Segments.

Substantially all of the Company’s operating revenues and operating expenses can be directly attributed to its business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective revenues or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations primarily represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by the Asset Management business segment to the Global Wealth Management Group business segment associated with sales of certain products and the related compensation costs paid to the Global Wealth Management Group business segment’s global representatives. Intersegment Eliminations also reflect the effect of fees paid by the Institutional Securities business segment to the Global Wealth Management Group business segment related to the bank deposit program. Losses from continuing operations before income taxes recorded in Intersegment Eliminations were zero and $2 million in the quarters ended September 30, 2010 and 2009, respectively, and $15 million and $9 million in the nine months ended September 30, 2010 and 2009, respectively.

See “Other Matters—Segments” herein for further information regarding transactions affecting the Global Wealth Management Group and Institutional Securities business segments.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in millions)
Revenues:
Investment banking	$1,008	$1,038	$2,780	$2,975
Principal transactions:
Trading	1,088	3,076	7,624	5,752
Investments	387	41	493	(933)
Commissions	504	533	1,701	1,609
Asset management, distribution and administration fees	15	29	80	74
Other	69	76	253	572

Total non-interest revenues	3,071	4,793	12,931	10,049

Interest income	1,546	1,525	4,293	4,910
Interest expense	1,723	1,300	4,486	5,339

Net interest	(177)	225	(193)	(429)

Net revenues	2,894	5,018	12,738	9,620

Compensation and benefits	1,491	2,582	5,296	5,727
Non-compensation expenses	1,163	1,097	3,548	3,275

Total non-interest expenses	2,654	3,679	8,844	9,002

Income from continuing operations before income taxes	240	1,339	3,894	618
Provision for (benefit from) income taxes	(131)	426	416	(340)

Income from continuing operations	371	913	3,478	958

Discontinued operations:
Gain (loss) from discontinued operations	(166)	(53)	(1,146)	432
Provision for (benefit from) income taxes	35	(12)	15	179

Net gain (loss) from discontinued operations	(201)	(41)	(1,161)	253

Net income	170	872	2,317	1,211
Net income applicable to noncontrolling interests	273	15	268	5

Net income (loss) applicable to Morgan Stanley	$(103)	$857	$2,049	$1,206

Amounts applicable to Morgan Stanley:
Income from continuing operations	$98	$898	$3,210	$969
Net gain (loss) from discontinued operations	(201)	(41)	(1,161)	237

Net income (loss) applicable to Morgan Stanley	$(103)	$857	$2,049	$1,206

In the third quarter of 2010, the Company completed the disposal of CityMortgage Bank (“CMB”), a Moscow-based mortgage bank. The results of CMB are reported as discontinued operations for all periods presented within the Institutional Securities business segment.

On March 31, 2010, the Board of Directors authorized a plan of disposal by sale for Revel. The results of Revel are reported as discontinued operations for all periods presented within the Institutional Securities business segment. The quarter and nine months ended September 30, 2010 include losses of approximately $229 million and approximately $1.2 billion, respectively, in connection with write-downs and related costs of such planned disposition.

Investment Banking.    Investment banking revenues for the quarter ended September 30, 2010 decreased 3% from the comparable period of 2009, primarily reflecting significantly lower revenues from equity underwriting, partially offset by higher advisory fees from merger, acquisition and restructuring transactions and higher revenues from fixed income underwriting. Overall, underwriting revenues of $637 million decreased 16% from the quarter ended September 30, 2009. Equity underwriting revenues decreased 43% to $260 million primarily due to lower market volume. Fixed income underwriting revenues increased 25% to $377 million primarily due to increased high yield issuance volumes and higher loan syndication fees. Advisory fees from merger, acquisition and restructuring transactions were $371 million, an increase of 33% from the comparable period of 2009.

Investment banking revenues in the nine months ended September 30, 2010 decreased 7% from the comparable period of 2009, primarily due to lower equity underwritings, partially offset by higher fixed income underwritings and advisory revenues.

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

See “Other Matters—Segments” and “Other Matters—Dividend Income” herein for further information.

Total sales and trading revenues decreased 63% in the quarter ended September 30, 2010 from the comparable period of 2009.

Sales and trading revenues by business were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009(1)	2010	2009(1)
	(dollars in millions)
Equity	$925	$1,186	$3,759	$2,916
Fixed income	846	2,009	5,896	4,190
Other(2)	(341)	668	(443)	(100)

Total sales and trading revenues	$1,430	$3,863	$9,212	$7,006

(1)	All prior-period amounts have been reclassified to conform to the current period’s presentation.
(2)	Other sales and trading net revenues primarily include net gains (losses) associated with other corporate activities.

Equity.    Equity sales and trading revenues decreased 22% to $925 million in the quarter ended September 30, 2010 from the comparable period of 2009 primarily reflecting lower net revenues from cash and derivative products driven by reduced levels of both client activity and volatility. Equity sales and trading revenues reflected negative revenue of approximately $196 million in the quarter ended September 30, 2010 due to the tightening of the Company’s credit spreads resulting from the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected, compared with negative revenue of approximately $206 million in the quarter ended September 30, 2009.

In the quarter ended September 30, 2010 equity sales and trading revenues also reflected unrealized gains of approximately $27 million related to changes in the fair value of net derivative contracts attributable to the tightening of the counterparties’ credit default spreads compared with unrealized gains of approximately $54 million in the quarter ended September 30, 2009. The Company also recorded unrealized losses of $38 million in the quarter ended September 30, 2010 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s credit default swap spreads compared with unrealized losses of approximately $32 million in the quarter ended September 30, 2009. The unrealized gains and losses on credit default spreads do not reflect any gains or losses on related hedging instruments.

Fixed Income.    Fixed income sales and trading revenues decreased 58% to $846 million in the quarter ended September 30, 2010 from $2,009 million in the prior year quarter. Interest rate, credit and currency product revenues decreased 61% in the quarter ended September 30, 2010 reflecting lower trading results across most businesses. Interest rate, credit and currency product net revenues in the quarter ended September 30, 2009 reflected strong investment grade and distressed debt trading, partially offset by lower levels of client activity and market volatility. Interest rate, credit and currency product net revenues in the quarter ended September 30, 2010 were also negatively impacted by losses of $272 million from Monolines. Results in the quarter ended September 30, 2010 included negative revenue of approximately $464 million due to the tightening of the Company’s credit spreads resulting from the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected compared with negative revenue of approximately $546 million in the quarter ended September 30, 2009. Commodity net revenues decreased 44% in the quarter ended September 30, 2010, primarily due to lower levels of client activity in most markets. Results in the quarter ended September 30, 2009 also included a gain of approximately $300 million related to the sale of undivided participating interests in a portion of the Company’s claims against a derivative counterparty that filed for bankruptcy protection (see Note 16 to the consolidated financial statements for the year ended December 31, 2009 included in the Form 10-K).

In the quarter ended September 30, 2010, fixed income sales and trading revenues reflected net unrealized gains of $77 million related to changes in the fair value of net derivative contracts attributable to the tightening of the counterparties’ credit default spreads compared with unrealized gains of approximately $1,307 million in the quarter ended September 30, 2009 from the tightening of the counterparties’ credit default spreads. The Company also recorded unrealized losses of $451 million in the quarter ended September 30, 2010 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s credit default swap spreads compared with unrealized losses of approximately $219 million in the quarter ended September 30, 2009. The unrealized gains and losses on credit default spreads do not reflect any gains or losses on related hedging instruments.

Other.    In addition to the equity and fixed income sales and trading revenues discussed above, sales and trading revenues include other trading revenues, consisting primarily of other corporate activities. In the quarter ended September 30, 2010, other sales and trading net revenues reflected a net loss of $341 million compared with net gains of $668 million in the quarter ended September 30, 2009. Results in the quarter ended September 30, 2010 primarily reflected the amortization of the value of the de-designated hedges related to the Company’s repurchase of its debt in the open market in 2009 and 2008 and the costs related to the amount of liquidity (“negative carry”) in the Company’s domestic subsidiary banks, Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (formerly, Morgan Stanley Trust) (the “Subsidiary Banks”). Results for the prior year quarter included net gains of approximately $506 million (mark-to-market valuations and realized gains of approximately $1,408 million partially offset by losses on related hedges of approximately $902 million) associated with loans and lending commitments. The valuation of these commitments could change in future periods depending on, among other things, the extent that they are renegotiated or repriced or if the associated acquisition transaction does not occur. Results in the quarter ended September 30, 2009 also included gains on other funding-related hedging activities.

Sales and Trading Revenues in the Nine Months Ended September 30, 2010.    Total sales and trading revenues increased 31% in the nine months ended September 30, 2010 from the comparable period of 2009, reflecting higher fixed income and equity sales and trading revenues, partially offset by higher losses on other sales and trading revenues. Equity sales and trading revenues increased 29% primarily due to negative revenue of approximately $1.5 billion being recorded in the nine months ended September 30, 2009 from the tightening of the Company’s debt-related credit spreads. Lower net revenues from derivative and equity cash products were partially offset by higher revenues in prime brokerage. Fixed income sales and trading revenues increased 41% primarily due to negative revenue of approximately $2.9 billion being recorded in the nine months ended September 30, 2009 from the tightening of the Company’s debt-related credit spreads. The increase in fixed income sales and trading revenues was partially offset by lower revenues in interest rate, credit and currency products and commodity products. In the nine months ended September 30, 2010, other sales and trading losses were $443 million compared with losses of $100 million in the nine months ended September 30, 2009. Results in the nine months ended September 30, 2010 included losses related to certain activities associated with the Company’s corporate lending activities compared with gains in the nine months ended September 30, 2009. Results in the nine months ended September 30, 2009 were offset by a negative adjustment of $435 million, reflecting the improvement in the Company’s debt-related credit spreads on certain debt related to China Investment Corporation’s (“CIC’s”) investment in the Company. Results in the nine months ended September 30, 2010 and the nine months ended September 30, 2009 also included losses related to negative carry in the Subsidiary Banks.

Principal Transactions—Investments.    Principal transaction net investment gains of $387 million and $493 million were recognized in the quarter and nine months ended September 30, 2010, respectively, compared with net investment gains of $41 million and losses of $933 million in the quarter and nine months ended September 30, 2009, respectively. The gains in the quarter ended September 30, 2010 primarily reflected a mark-up on a principal investment held by a consolidated investment partnership of $313 million, which is contracted to be sold in the fourth quarter of 2010. The portion of the gain related to third-party investors amounted to $183 million and was recorded in the net income applicable to noncontrolling interests in the condensed consolidated statement of income. The gains in the quarter ended September 30, 2009 were primarily related to investments associated with certain employee deferred compensation plans and co-investment plans and other investments. In addition to the mark-up on the principal investment noted above, the nine months ended September 30, 2010 also included gains related to principal investments in real estate funds and investments associated with certain employee deferred compensation plans. The losses in the nine months ended September 30, 2009 were primarily related to principal investments in real estate funds and investments associated with certain employee deferred compensation plans.

Other.    Other revenues decreased 9% and 56% in the quarter and nine months ended September 30, 2010, respectively. The results in the quarter ended September 30, 2010 primarily reflected higher losses from unconsolidated investees partially offset by higher net servicing income. The quarter and nine months ended September 30, 2009 included losses of approximately $29 million and gains of approximately $485 million, respectively, from the Company’s repurchase of its debt in the open market.

Non-interest Expenses.    Non-interest expenses decreased 28% and 2% in the quarter and nine months ended September 30, 2010, respectively, primarily due to lower compensation expense. Compensation and benefits expenses decreased 42% and 8% in the quarter and nine months ended September 30, 2010 primarily due to lower net revenues. Compensation and benefits expenses in the nine months ended September 30, 2010 included a charge of approximately $360 million related to the U.K. government’s payroll tax on discretionary above-base compensation. Non-compensation expenses increased 6% and 8% in the quarter and nine months ended September 30, 2010, respectively. Occupancy and equipment expense decreased 5% and 11% in the quarter and the nine months ended September 30, 2010, primarily due to lower leasing costs and lease exiting costs that were incurred in the prior year periods. Information processing and communications expense increased 9% in the quarter and nine months ended September 30, 2010, primarily due to ongoing investments in technology. Marketing and business development expense increased 42% and 46% in the quarter and nine months ended

September 30, 2010. Professional services expense increased 17% and 16% in the quarter and nine months ended September 30, 2010, respectively, primarily due to higher technology consulting expenses. The results in the nine months ended September 30, 2010 also included higher legal fees. Other expenses decreased 17% in the nine months ended September 30, 2010. The decrease in the nine months ended September 30, 2010 primarily related to an insurance recovery reflected in the nine months ended September 30, 2010 and a loss provision in deferred compensation plans reflected in the nine months ended September 30, 2009. The decrease in the nine months ended September 30, 2010 was partially offset by higher provisions for litigation and regulatory proceedings, including $102.7 million related to the Assurance of Discontinuance entered into by the Company and the Office of the Attorney General for the Commonwealth of Massachusetts.

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in millions)
Revenues:
Investment banking	$211	$168	$585	$394
Principal transactions:
Trading	386	346	977	895
Investments	5	10	11	(3)
Commissions	564	709	1,938	1,383
Asset management, distribution and administration fees	1,529	1,574	4,729	2,901
Other	107	54	262	166

Total non-interest revenues	2,802	2,861	8,502	5,736

Interest income	404	327	1,130	818
Interest expense	102	159	349	303

Net interest	302	168	781	515

Net revenues	3,104	3,029	9,283	6,251

Compensation and benefits	1,910	1,943	5,848	4,149
Non-compensation expenses	913	806	2,669	1,774

Total non-interest expenses	2,823	2,749	8,517	5,923

Income from continuing operations before income taxes	281	280	766	328
Provision for income taxes	93	92	218	109

Income from continuing operations	188	188	548	219

Net income	188	188	548	219
Net income (loss) applicable to noncontrolling interests	44	83	195	(35)

Net income applicable to Morgan Stanley	$144	$105	$353	$254

On May 31, 2009, MSSB was formed (see Note 3 to the consolidated financial statements for the year ended December 31, 2009 included in the Form 10-K). The Company owns 51% of MSSB, which is consolidated. As a result, the operating results for MSSB are included in the Global Wealth Management Group business segment since May 31, 2009. Net income applicable to noncontrolling interests of $44 million and $195 million, respectively, in the quarter and nine months ended September 30, 2010 primarily represents Citi’s interest in MSSB. Net income (loss) applicable to noncontrolling interests of $83 million in the quarter ended September 30, 2009 and $(35) million for the nine months ended September 30, 2009 represents Citi’s interest in MSSB since May 31, 2009.

Investment Banking.    Investment banking revenues increased 26% in the quarter ended September 30, 2010, primarily due to higher closed end fund activity. Investment banking revenues increased 48% in the nine months ended September 30, 2010, primarily due to the consolidation of operating revenues of MSSB.

Principal Transactions—Trading.    Principal transactions trading revenues increased 12% in the quarter ended September 30, 2010, primarily due to higher revenues from fixed income securities and net gains related to investments associated with certain employee deferred compensation plans. Lower revenues from municipal securities partially offset the increase. Principal transactions trading revenues increased 9% in the nine months ended September 30, 2010, primarily due to the consolidation of the operating revenues of MSSB, partially offset by lower revenues from municipal securities and net losses related to investments associated with certain employee deferred compensation plans.

Principal Transactions—Investments.    Principal transaction net investment gains were $5 million in the quarter ended September 30, 2010 compared with net investment gains of $10 million in the quarter ended September 30, 2009. The decrease in the quarter primarily reflected lower gains related to investments associated with certain employee deferred compensation plans compared with such investments in the prior year period. Principal transaction net investment gains were $11 million in the nine months ended September 30, 2010 compared with net investment losses of $3 million in the nine months ended September 30, 2009. The results in the nine months ended September 30, 2010 primarily reflected gains related to investments associated with certain employee deferred compensation plans compared with losses on such investments in the prior year period.

Commissions.    Commission revenues decreased 20% in the quarter ended September 30, 2010, reflecting lower client activity. Commission revenues increased 40% in the nine months ended September 30, 2010, reflecting the consolidation of operating revenues of MSSB and higher client activity.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees decreased 3% in the quarter ended September 30, 2010, primarily due to lower revenues in the bank deposit program, partially offset by higher fee-based revenues. Asset management, distribution and administration fees increased 63% in the nine months ended September 30, 2010, primarily due to the consolidation of the operating revenues of MSSB. From June 2009 until April 1, 2010, revenues in the bank deposit program were primarily included in Asset management, distribution and administration fees. Prior to June 2009, these revenues were previously reported in Interest income. The change was the result of agreements that were entered into in connection with the MSSB transaction. Beginning on April 1, 2010, revenues in the bank deposit program held at the Company’s depository institutions were recorded as Interest income, due to renegotiations of the revenue sharing agreement as part of the Global Wealth Management Group business segment’s retail banking strategy. The Global Wealth Management Group business segment will continue to earn referral fees for deposits placed with Citi depository institutions, and these fees will continue to be recorded in Asset management, distribution and administration fees until the legacy Smith Barney deposits are migrated to the Company’s depository institutions.

Balances in the bank deposit program decreased to $108.7 billion at September 30, 2010 from $110.4 billion at September 30, 2009, primarily due to the expiration of the unlimited FDIC program. The unlimited FDIC program expired on December 31, 2009 for deposits held by Citi depositories and June 30, 2010 for deposits held by the Company’s depositories. Deposits held by Company-affiliated FDIC-insured depositories were $52 billion of the $108.7 billion deposits at September 30, 2010.

Client assets in fee-based accounts increased to $437 billion and represented 27% of total client assets at September 30, 2010, compared with $365 billion and 24% at September 30, 2009, respectively. Total client asset balances increased to $1,603 billion at September 30, 2010 from $1,532 billion at September 30, 2009, primarily due to improved market conditions at September 30, 2010 compared with September 30, 2009. Net new assets for the quarter ended September 30, 2010 were $5.0 billion. Client asset balances in households with assets greater than $1 million increased to $1,163 billion at September 30, 2010 from $1,058 billion at September 30, 2009.

Other.    Other revenues were $107 million in the quarter ended September 30, 2010, an increase of 98% from $54 million in the quarter ended September 30, 2009. Other revenues were $262 million in the nine months ended September 30, 2010, an increase of 58% from $166 million in the nine months ended September 30, 2009. The increase in the quarter is primarily due to increases in proxy and other fee services. The increase in the nine months ended September 30, 2010 is primarily due to the consolidation of the operating results of MSSB.

Net Interest.    Net interest increased 80% in the quarter ended September 30, 2010, primarily resulting from the securities available for sale portfolio (see “Other Matters—Securities Available for Sale” herein) and the change in classification of the bank deposit program noted above. Net interest increased 52% in the nine months ended September 30, 2010, primarily due to the securities available for sale portfolio, the consolidation of operating results of MSSB and higher revenues due to the change in classification of the bank deposit program noted above.

Non-interest Expenses.    Non-interest expenses increased 3% and 44% for the quarter and nine months ended September 30, 2010, respectively. Non-interest expenses in the nine months ended September 30, 2010 included higher costs related to the consolidation of operating expenses of MSSB and the amortization of MSSB’s intangible assets. Compensation and benefits expense decreased 2% in the quarter ended September 30, 2010, and increased 41% in the nine months ended September 30, 2010. The increase in the nine months ended September 30, 2010 was primarily due to the consolidation of compensation expenses of MSSB. Non-compensation expenses increased 13% and 50% in the quarter and nine months ended September 30, 2010, respectively. During the quarter ended September 30, 2010, information processing and communications expense increased 27% due to higher support service costs; professional services expense increased 49% due to increased information technology consulting costs; and other expenses increased 8% primarily due to higher FDIC insurance. During the nine months ended September 30, 2010, occupancy and equipment expense increased 37%, information processing and communications expense increased 72%, professional services expense increased 52%, brokerage and clearing expense increased 52% and other expenses increased 61%, primarily due to the consolidation of operating expenses of MSSB.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in millions)
Revenues:
Investment banking	$2	$2	$9	$8
Principal transactions:
Trading	(34)	(22)	(45)	(109)
Investments	427	44	632	(244)
Asset management, distribution and administration fees	415	429	1,212	1,194
Other	12	10	118	38

Total non-interest revenues	822	463	1,926	887

Interest income	9	6	18	16
Interest expense	29	22	79	76

Net interest	(20)	(16)	(61)	(60)

Net revenues	802	447	1,865	827

Compensation and benefits	285	370	842	794
Non-compensation expenses	238	201	656	649

Total non-interest expenses	523	571	1,498	1,443

Income (loss) from continuing operations before income taxes	279	(124)	367	(616)
Provision for (benefit from) income taxes	15	4	19	(149)

Income (loss) from continuing operations	264	(128)	348	(467)

Discontinued operations:
Gain (loss) from discontinued operations	20	(229)	985	(537)
Provision for (benefit from) income taxes	1	(89)	331	(209)

Net gain (loss) from discontinued operations	19	(140)	654	(328)

Net income (loss)	283	(268)	1,002	(795)
Net income (loss) applicable to noncontrolling interests	193	(62)	306	(63)

Net income (loss) applicable to Morgan Stanley	$90	$(206)	$696	$(732)

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations	$71	$(66)	$42	$(404)
Net gain (loss) from discontinued operations	19	(140)	654	(328)

Net income (loss) applicable to Morgan Stanley	$90	$(206)	$696	$(732)

On June 1, 2010, the Company completed the sale of Retail Asset Management, including Van Kampen, to Invesco. The Company recorded a cumulative after-tax gain of $673 million, of which $514 million was recorded in the quarter ended June 30, 2010. The remaining gain of $159 million, representing tax basis benefits, was recorded primarily in the quarter ended December 31, 2009. The results of Retail Asset Management are reported as discontinued operations through the date of sale within the Asset Management business segment.

In the third quarter of 2010, the Company completed a disposal of a real estate property within the Asset Management business segment. The results of operations are reported as discontinued operations for all periods presented.

Statistical Data.

The results presented in the statistical tables below exclude the operations of Retail Asset Management, as those results are included in discontinued operations for all periods presented through the date of sale (see Note 20 to the condensed consolidated financial statements).

Asset Management’s period-end and average assets under management or supervision were as follows:

	At September 30,		Average For The Three Months Ended September 30,		Average For The Nine Months Ended September 30,
	2010	2009(1)	2010	2009(1)	2010	2009(1)
	(dollars in billions)
Assets under management or supervision by asset class:
Core asset management:
Equity	$86	$77	$79	$72	$79	$65
Fixed income—long term	61	53	58	51	57	52
Money market	52	52	53	57	53	67
Alternatives(2)	43	40	41	38	42	36

Total core asset management	242	222	231	218	231	220

Merchant banking:
Private equity	5	4	5	4	5	4
Infrastructure	4	4	4	4	4	4
Real estate	15	14	15	16	15	23

Total merchant banking	24	22	24	24	24	31

Total assets under management or supervision	266	244	255	242	255	251
Share of minority stake assets(3)	7	6	7	6	7	6

Total	$273	$250	$262	$248	$262	$257

(1)	Prior-period information has been reclassified to conform to the current period’s presentation.
(2)	The alternatives asset class includes a range of investment products such as hedge funds, funds of hedge funds, funds of private equity funds and funds of real estate funds.
(3)	Amounts represent Asset Management’s proportional share of assets managed by entities in which it owns a minority stake.

Activity in Asset Management’s assets under management or supervision during the quarters and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009(1)	2010	2009(1)
	(dollars in billions)
Balance at beginning of period	$251	$242	$266	$290
Net flows by asset class:
Core asset management:
Equity	1	(1)	(1)	(7)
Fixed income—long term	—	1	1	(8)
Money market	2	(7)	(7)	(29)
Alternatives(2)	(1)	—	(1)	(5)

Total core asset management	2	(7)	(8)	(49)

Merchant banking:
Private equity	—	—	1	—
Real estate	1	—	2	(2)

Total merchant banking	1	—	3	(2)

Total net flows	3	(7)	(5)	(51)
Net market appreciation	19	14	12	11

Total net increase (decrease)	22	7	7	(40)
Net increase in share of minority stake assets(3)	—	1	—	—

Balance at end of period	$273	$250	$273	$250

(1)	Prior-period information has been reclassified to conform to the current period’s presentation.
(2)	The alternatives asset class includes a range of investment products such as hedge funds, funds of hedge funds, funds of private equity funds and funds of real estate funds.
(3)	Amounts represent Asset Management’s proportional share of assets managed by entities in which it owns a minority stake.

Principal Transactions—Trading.    In the quarter and nine months ended September 30, 2010, the Company recognized losses of $34 million and $45 million, respectively, compared with losses of $22 million and $109 million in the quarter and nine months ended September 30, 2009, respectively. Trading results in the quarter and nine months ended September 30, 2010 primarily related to losses from hedges on certain investments and long-term debt. Trading results for the nine months ended September 30, 2010 also included contributions to money markets funds. Trading results in the quarter and nine months ended September 30, 2009 included losses from hedges on certain investments and long-term debt. Trading results in the nine months ended September 30, 2009 also included mark-to-market losses related to a lending facility to a real estate fund sponsored by the Company. Losses in the nine months ended September 30, 2009 were partially offset by gains of $171 million related to SIV positions that were held on the Company’s condensed consolidated statements of financial condition.

Principal Transactions—Investments.    The Company recorded principal transactions net investment gains of $427 million in the quarter ended September 30, 2010 compared with gains of $44 million in the quarter ended September 30, 2009. The Company recorded net investment gains of $632 million in the nine months ended September 30, 2010 compared with losses of $244 million in the nine months ended September 30, 2009. The results in the quarter and nine months ended September 30, 2010 included gains of $206 million and $332 million, respectively, associated with certain consolidated real estate funds sponsored by the Company and net investment gains in merchant banking and core businesses, including certain investments associated with the Company’s employee deferred compensation and co-investment plans. The results in the quarter ended September 30, 2009 primarily related to net investment gains associated with the Company’s core business and gains related to certain investments associated with the Company’s employee deferred compensation and co-investment plans. The results in the nine months ended September 30, 2009 primarily related to net investment losses associated with the Company’s real estate investments and losses related to certain investments associated with the Company’s employee deferred compensation and co-investment plans, partially offset by net investment gains associated with the Company’s alternatives business.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees decreased 3% in the quarter ended September 30, 2010 and increased 2% in the nine months ended September 30, 2010. The decrease in the quarter was primarily due to lower performance fees, partially offset by higher fund management and administration fees. The increase in the nine months reflected higher fund management and administration fees, partially offset by lower performance fees. The higher fund management and administration fees in both periods reflected an increase in average assets under management.

The Company’s assets under management increased $23 billion from September 30, 2009 to September 30, 2010 reflecting market appreciation and net customer inflows, primarily in the Company’s long-term fixed income funds. The Company recorded net customer inflows of $2.9 billion in the quarter ended September 30, 2010 compared with net outflows of $7.4 billion in the quarter ended September 30, 2009.

Other.    Other revenues increased $2 million and $80 million in the quarter and nine months ended September 30, 2010 compared with the quarter and nine months ended September 30, 2009, respectively. The increase in the nine months ended September 30, 2010 reflected higher revenues associated with Lansdowne Partners, a London-based investment manager, and Avenue Capital Group, a New York-based investment manager, each of which the Company owns a minority stake.

Non-interest Expenses.    Non-interest expenses decreased 8% in the quarter ended September 30, 2010 compared with the quarter ended September 30, 2009, primarily reflecting a decrease in Compensation and benefits expense. Non-interest expenses increased 4% in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, primarily due to an increase in Compensation and benefits expense. Compensation and benefits expenses decreased 23% in the quarter ended September 30, 2010, primarily reflecting a reduction in the number of employees. Compensation and benefits expenses increased 6% in the nine months ended September 30, 2010 due to certain international tax equalization payments and principal investment gains in the current year related to employee deferred compensation and co-investment plans compared with losses in the prior year period. Non-compensation expenses for the quarter and nine months ended September 30, 2010 included intangible asset impairment charges related to certain investment management contracts of $31 million and $58 million, respectively.

Other Matters.

Real Estate.

The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner. The Company’s real estate investments at September 30, 2010 and December 31, 2009 are described below. Such amounts exclude investments that benefit certain employee deferred compensation and co-investment plans.

At September 30, 2010 and December 31, 2009, the condensed consolidated statements of financial condition include amounts representing real estate investment assets of consolidated subsidiaries of approximately $1.7 billion and $2.1 billion, respectively, net of noncontrolling interests of approximately $1.4 billion and $0.6 billion, respectively. This net presentation is a non-GAAP financial measure that the Company considers to be a useful measure for investors as it represents the Company’s net exposure. The decrease from December 31, 2009 to September 30, 2010 was primarily due to the $1.2 billion write-off in connection with the planned disposition of Revel (see Note 1 to the condensed consolidated financial statements). In addition, the Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to these investments of $1.2 billion at September 30, 2010 (see Note 11 to the condensed consolidated financial statements).

In addition to the Company’s real estate investments, the Company engages in various real estate-related activities including origination of loans secured by commercial and residential properties. The Company also securitizes and trades in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate. In connection with these activities, the Company provides representations and warranties that certain assets sold as whole loans or transferred to securitization transactions conform to certain guidelines. The Company continues to monitor its real estate-related activities in order to manage its exposures and potential liability from these markets and businesses. See “Legal Proceedings—Residential Mortgage-Related Matters” in Part II, Item 1 herein.

A subsidiary of the Company manages an open-ended real estate fund in Germany, which suspended redemptions during the global financial crisis in October 2008. In October 2010, the subsidiary announced that it will liquidate the open-ended real estate fund over a period of three years ending September 30, 2013 and distribute proceeds from the sale of real estate assets to its investors. The subsidiary will waive the transaction fees related to the sale of assets but will continue to charge management fees. The Company does not intend to provide any support to the fund.

See “Overview of the Quarter and Nine Months ended September 30, 2010 Financial Results—Real Estate Investments” herein for further information.

FrontPoint.

In October 2010, the Company reached an agreement with the principals of FrontPoint Partners LLC (“FrontPoint”) whereby FrontPoint senior management and portfolio managers will own a majority equity stake in FrontPoint and the Company will retain a minority stake. FrontPoint will replace the Company’s affiliates as the investment advisor and general partner of the FrontPoint funds. The Company expects the restructuring to close in the fourth quarter of 2010, subject to closing conditions, and expects a pre-tax loss on the transaction of approximately $70 million.

Redemption of CIC Equity Units and Issuance of Common Stock.

In December 2007, the Company sold Equity Units that included contracts to purchase Company common stock to a wholly owned subsidiary of CIC. See “Liquidity and Capital Resources—Redemption of CIC Equity Units and Issuance of Common Stock” herein.

Japan Securities Joint Venture.

On May 1, 2010, the Company and MUFG closed the previously announced transaction to form a joint venture in Japan of their respective investment banking and securities businesses. MUFG and the Company have integrated their respective Japanese securities companies by forming two joint venture companies. MUFG contributed the investment banking, wholesale and retail securities businesses conducted in Japan by Mitsubishi UFJ Securities Co., Ltd. into one of the joint venture entities named Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”). The Company contributed the investment banking operations conducted in Japan by its subsidiary, Morgan Stanley MUFG Securities, Co., Ltd. (“MSMS”), formerly known as Morgan Stanley Japan Securities Co., Ltd., into MUMSS (MSMS, together with MUMSS, the “Joint Venture”). MSMS will continue its sales and trading and capital markets business conducted in Japan. Following the respective contributions to the Joint Venture and a cash payment of 23 billion yen from MUFG to the Company, the Company owns a 40% economic interest in the Joint Venture and MUFG owns a 60% economic interest in the Joint Venture. The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS, while the Company holds a 51% voting interest and MUFG holds a 49% voting interest in MSMS. The Company continued to include MSMS in its financial statements and, commencing on May 1, 2010, accounted for its interest in MUMSS as an equity method investment.

See “Overview of the Quarter and Nine Months ended September 30, 2010 Financial Results—Gain on Sale of Noncontrolling Interests” herein for further information.

Segments.

From June 2009 until April 1, 2010, revenues in the bank deposit program were primarily included in Asset management, distribution and administration fees. Prior to June 2009, these revenues were previously reported in Interest income. The change was the result of agreements that were entered into in connection with the MSSB transaction. Beginning on April 1, 2010, revenues in the bank deposit program held at the Company’s depository institutions are recorded as Interest income, due to renegotiations of the revenue sharing agreement as part of the Global Wealth Management Group business segment’s retail banking strategy. The Global Wealth Management Group business segment will continue to earn referral fees for deposits placed with Citi depository institutions, and these fees will continue to be recorded in Asset management, distribution and administration fees until the legacy Smith Barney deposits are migrated to the Company’s depository institutions.

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

The Company changed the allocation methodology in the Institutional Securities business segment for funding costs between equity and fixed income sales and trading to more accurately reflect business activity. Effective January 1, 2010, funding costs are allocated 35% to equity sales and trading and 65% to fixed income sales and trading. Prior to January 1, 2010, funding costs were allocated 20% and 80% to equity and fixed income sales and trading, respectively.

Effective January 1, 2010, in the Institutional Securities business segment, Equity sales and trading revenues include Asset management, distribution and administration fees as these fees relate to administrative services primarily provided to the Company’s prime brokerage clients and, therefore closely align to equity sales and trading revenues. Prior periods have been adjusted to conform to the current presentation.

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

During the second quarter of 2010, the Company classified certain marketable equity securities received in connection with the Company’s sale of Retail Asset Management as AFS securities (see Note 1 to the condensed consolidated financial statements for further information) and these equity securities are included within the Asset Management business segment.

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

In addition, various legislative and regulatory initiatives continue outside the United States which may also affect the Company’s business and operations. For example, the Basel Committee on Banking Supervision (the “Basel Committee”) has proposed new standards to raise the quality of capital and strengthen counterparty credit risk capital requirements, introduced a leverage ratio as a supplemental measure to the risk-based ratio and introduced a countercyclical buffer, and it is not clear how the Basel Committee proposals, when finalized and adopted, will interact with the capital and leverage standards set forth in the Dodd-Frank Act. For a discussion of the potential impact of Basel Committee’s proposed new standards on the Company’s Risk Weighted Assets (“RWAs”) and Tier 1 capital, see “Liquidity and Capital Resources—The Balance Sheet” and “Liquidity and Capital Resources—Regulatory Requirements” herein.

The Dodd-Frank Act will significantly affect a wide range of the Company’s business and operations, including: limiting the Company’s ability to engage in private equity, hedge fund and proprietary trading activities; subjecting swap dealers and major swap participants to extensive new oversight and regulations, including new capital, margin, exchange trading, clearing and settlement requirements and business conduct standards and position limits; imposing heightened capital, leverage, prudential and other requirements under the new systemic risk regime, limiting the Company’s concentration of risk and credit exposure to non-affiliates and enhancing lending limits between depository institutions and their affiliates; applying a new orderly liquidation authority for liquidating financial companies and certain of their subsidiaries if the U.S. Department of the Treasury makes certain financial distress and systemic risk determinations; requiring the Company to develop a credible plan to help unwind in the event of failure; enhancing corporate governance and imposing certain compensation reforms; creating a new agency, the Bureau of Consumer Financial Protection, which will have exclusive rulemaking and primary enforcement and examination authority over the Company with respect to federal consumer financial laws to the extent applicable to the Company; and imposing a new standard of care with respect to brokerage accounts. See also “Supervision and Regulation” in Part I, Item 1 of the Form 10-K.

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

Fair Value.

Financial Instruments Measured at Fair Value.    A significant number of the Company’s financial instruments are carried at fair value. The Company makes estimates regarding valuation of assets and liabilities measured at fair value in preparing the condensed consolidated financial statements. These assets and liabilities include but are not limited to:

•	Financial instruments owned and Financial instruments sold, not yet purchased;

•	Securities available for sale;

•	Securities received as collateral and Obligation to return securities received as collateral;

•	Certain Commercial paper and other short-term borrowings, primarily structured notes;

•	Certain Deposits;

•	Certain Securities sold under agreements to repurchase;

•	Certain Other secured financings; and

•	Certain Long-term borrowings, primarily structured notes and certain junior subordinated debentures.

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

Level 3 Assets and Liabilities.    The Company’s Level 3 assets before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $34.2 billion and $43.4 billion at September 30, 2010 and December 31, 2009, respectively, and represented approximately 9% and 14% at September 30, 2010 and December 31, 2009, respectively, of the assets measured at fair value (4% and 6% of total assets at September 30, 2010 and December 31, 2009, respectively). Level 3 liabilities before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $7.2 billion and $15.4 billion at September 30, 2010 and December 31, 2009, respectively, and represented approximately 3% and 9% of the Company’s liabilities measured at fair value at September 30, 2010 and December 31, 2009, respectively.

Transfers In/Out of Level 3 During the Quarter Ended September 30, 2010.    During the quarter ended September 30, 2010, the Company reclassified approximately $3.9 billion of certain Corporate and other debt, primarily loans and hybrid contracts, from Level 3 to Level 2. The Company reclassified these loans and hybrid contracts as external prices and/or spread inputs became observable and certain unobservable inputs were deemed insignificant to the overall measurement.

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

During the quarter ended September 30, 2010, the Company reclassified approximately $1.0 billion of Other secured financings from Level 3 to Level 2. The reclassifications were due to an increase in available broker quotes and/or consensus pricing such that significant inputs for the fair value measurement were observable.

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

Goodwill and Intangible Assets.

Goodwill.    The Company tests goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level, which is generally at the level of or one level below its business segments. Goodwill no longer retains its association with a particular acquisition once it has been assigned to a reporting unit. As such, all of the activities of a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective book value. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below book value, however, further analysis is required to determine the amount of the impairment. The estimated fair values of the reporting units are derived based on valuation techniques the Company believes market participants would use for each of the reporting units. The estimated fair values are generally determined utilizing methodologies that incorporate price-to-book, price-to-earnings and assets under management multiples of certain comparable companies.

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

See Note 4 to the condensed consolidated financial statements for intangible asset impairments recorded during the quarter and nine months ended September 30, 2010.

For both goodwill and intangible assets, to the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. For amortizable intangible assets, the new cost basis is amortized over the remaining useful life of that asset. Adverse market or economic events could result in impairment charges in future periods.

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

Accruals for litigation and regulatory proceedings are generally determined on a case-by-case basis. Where available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. For certain legal proceedings, the Company can estimate possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued. For certain other legal proceedings, the Company cannot reasonably estimate such losses, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding.

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

The Balance Sheet.

The Company actively monitors and evaluates the composition and size of its balance sheet. A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets increased to $841,372 million at September 30, 2010 from $771,462 million at December 31, 2009. The increase in total assets was primarily due to higher financial instruments owned and securities financing activities.

Within the sales and trading related assets and liabilities are transactions attributable to securities financing activities. At September 30, 2010, securities financing assets and liabilities were $387 billion and $339 billion, respectively. At December 31, 2009, securities financing assets and liabilities were $376 billion and $316 billion, respectively. Securities financing transactions include repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Note 2 to the condensed consolidated financial statements). Securities sold under agreements to repurchase and securities loaned were $198 billion at September 30, 2010 and averaged $207 billion and $216 billion during the quarter and nine months ended September 30, 2010, respectively. Securities purchased under agreements to resell and securities borrowed were $316 billion at September 30, 2010 and averaged $308 billion and $311 billion during the quarter and nine months ended September 30, 2010, respectively.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer owned securities, and customer cash, which is segregated according to regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage clients. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets was $17 billion and $14 billion at September 30, 2010 and December 31, 2009, respectively, recorded in accordance with accounting guidance for the transfer of financial assets that represented equal and offsetting assets and liabilities for fully collateralized non-cash loan transactions.

The Company uses the Tier 1 leverage ratio, risk-based capital ratios (see “Regulatory Requirements” herein), Tier 1 common ratio and the balance sheet leverage ratio as indicators of capital adequacy when viewed in the context of the Company’s overall liquidity and capital policies. These ratios are commonly used measures to assess capital adequacy and frequently referred to by investors.

The following table sets forth the Company’s total assets and leverage ratios at September 30, 2010 and December 31, 2009 and average balances during the nine months ended September 30, 2010:

	Balance at		Average Balance(1)
	September 30, 2010	December 31, 2009	For the Nine Months Ended September 30, 2010
	(dollars in millions, except ratio data)
Total assets	$841,372	$771,462	$832,566

Common equity	$47,279	$37,091	$40,942
Preferred equity	9,597	9,597	9,597

Morgan Stanley shareholders’ equity	56,876	46,688	50,539
Junior subordinated debentures issued to capital trusts	4,822	10,594	9,405

Subtotal	61,698	57,282	59,944
Less: Goodwill and net intangible assets(2)	(7,091)	(7,612)	(7,405)

Tangible Morgan Stanley shareholders’ equity	$54,607	$49,670	$52,539

Common equity	$47,279	$37,091	$40,942
Less: Goodwill and net intangible assets(2)	(7,091)	(7,612)	(7,405)

Tangible common equity(3)	$40,188	$29,479	$33,537

Leverage ratio(4)	15.4x	15.5x	15.8x

Tier 1 common ratio(5)	10.7%	8.2%	N/M

N/M	– Not meaningful.
(1)	The Company calculates its average balances based upon weekly amounts, except where weekly balances are unavailable, the month-end balances are used.
(2)	Goodwill and net intangible assets exclude mortgage servicing rights (net of disallowable mortgage servicing rights) of $125 million and $123 million at September 30, 2010 and December 31, 2009, respectively, and include only the Company’s share of MSSB’s goodwill and intangible assets.
(3)	Tangible common equity, a non-GAAP financial measure, equals common equity less goodwill and net intangible assets as defined above. The Company views tangible common equity as a useful measure to investors because it is a commonly utilized metric and reflects the common equity deployed in the Company’s businesses.
(4)	Leverage ratio, a non-GAAP financial measure, equals total assets divided by tangible Morgan Stanley shareholders’ equity. The Company views the leverage ratio as a useful measure for investors to assess capital adequacy.
(5)	The Tier 1 common ratio, a non-GAAP financial measure, equals Tier 1 common equity divided by RWAs. The Company defines Tier 1 common equity as Tier 1 capital less qualifying perpetual preferred stock, qualifying trust preferred securities and qualifying restricted core capital elements, adjusted for the portion of goodwill and non-servicing intangible assets associated with MSSB’s noncontrolling interests (i.e., Citi’s share of MSSB’s goodwill and intangibles). The Company views its definition of the Tier 1 common equity as a useful measure for investors as it reflects the actual ownership structure and economics of the MSSB joint venture. This definition of Tier 1 common equity may evolve in the future as regulatory rules may be implemented based on a final proposal regarding noncontrolling interest (also referred to as minority interest) as initially presented in December 2009 in the Basel Committee on Banking Supervision Consultative Document Strengthening the resilience of the banking sector (“BCBS 164”). For a discussion of RWAs and Tier 1 capital, see “Regulatory Requirements” herein.

Balance Sheet and Funding Activity for the Nine Months Ended September 30, 2010.

During the nine months ended September 30, 2010, the Company issued notes with a principal amount of approximately $27 billion, including non-U.S. dollar currency notes aggregating approximately $5 billion. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates trading levels. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.0 years at September 30, 2010. Subsequent to September 30, 2010 and through November 3, 2010, the Company’s long-term borrowings (net of repayments) increased by approximately $1.8 billion.

At September 30, 2010, the aggregate outstanding principal amount of the Company’s senior indebtedness was approximately $188 billion (including guaranteed obligations of the indebtedness of subsidiaries).

Redemption of CIC Equity Units and Issuance of Common Stock.

In December 2007, the Company sold Equity Units that included contracts to purchase Company common stock to a wholly owned subsidiary of CIC (the “CIC Entity”) for approximately $5,579 million. On July 1, 2010, Moody’s Investor Services announced that it was lowering the equity credit assigned to such Equity Units. The terms of the Equity Units permitted the Company to redeem the junior subordinated debentures underlying the Equity Units upon the occurrence and continuation of such a change in equity credit (a “Rating Agency Event”). In response to this Rating Agency Event, the Company redeemed the junior subordinated debentures in August 2010 and the redemption proceeds were subsequently used by the CIC Entity to settle its obligation under the purchase contracts. The settlement of the purchase contracts and delivery of 116,062,911 shares of Company common stock to the CIC Entity occurred in August 2010.

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

At September 30, 2010, the Company had approximately $1.6 billion remaining under its current share repurchase program out of the $6 billion authorized by the Company’s Board of Directors (the “Board”) in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases by the Company are subject to regulatory approval. During the quarter and nine months ended September 30, 2010, the Company did not repurchase common stock as part of its capital management share repurchase program (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

The Board determines the declaration and payment of dividends on a quarterly basis. In October 2010, the Company announced that the Board declared a quarterly dividend per common share of $0.05. During the quarter, the Company also announced that the Board declared a quarterly dividend of $255.56 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25556), a quarterly dividend of $25.00 per share of Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock and a quarterly dividend of $25.00 per share of Series C Non-Cumulative Non-Voting Perpetual Preferred Stock.

Required Capital.

Beginning with the quarter ended June 30, 2010, the Company’s capital estimation is based on the Required Capital framework, an internal capital adequacy measure. This framework is a risk-based internal use of capital measure, which is compared with the Company’s regulatory Tier 1 capital to help ensure the Company maintains an amount of risk-based going concern capital after absorbing potential losses from extreme stress events at a point in time. The difference between the Company’s Tier 1 capital and aggregate Required Capital is the Company’s Parent capital. Average Tier 1 capital, Required Capital and Parent capital for the quarter ended September 30, 2010 was approximately $53.8 billion, $31.2 billion and $22.6 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, including Basel III, organic growth, acquisitions and other capital needs.

Tier 1 capital and common equity attribution to the business segments is based on capital usage calculated by Required Capital. In principle, each business segment is capitalized as if it were an independent operating entity with limited diversification benefit between the business segments. Required Capital is assessed at each business segment and further attributed to product lines. This process is intended to align capital with the risks in each business segment in order to allow senior management to evaluate returns on a risk-adjusted basis. The Required Capital framework will evolve over time in response to changes in the business and regulatory environment, including Basel III, and to incorporate enhancements in modeling techniques (see “Regulatory Requirements” herein for further information on Basel III).

For a further discussion of the Company’s Tier 1 capital, see “Regulatory Requirements” herein.

The following table presents the Company’s and business segments’ average Tier 1 capital and average common equity for the quarter ended September 30, 2010 and the quarter ended June 30, 2010.

	Three Months Ended September 30, 2010		Three Months Ended June 30, 2010
	Average Tier 1 Capital	Average Common Equity	Average Tier 1 Capital	Average Common Equity
	(dollars in billions)
Institutional Securities	$26.2	$17.2	$26.3	$17.5
Global Wealth Management Group	2.5	6.6	3.0	6.8
Asset Management	2.4	1.9	2.0	1.7
Parent capital	22.6	18.4	20.2	13.6

Total from continuing operations	53.7	44.1	51.5	39.6
Discontinued operations	0.1	0.1	0.2	0.4

Total	$53.8	$44.2	$51.7	$40.0

Average common equity allocated to Parent capital increased from the quarter ended June 30, 2010 driven by the common stock issuance corresponding to the redemption of the junior subordinated debentures underlying the CIC Equity Units. See “Redemption of CIC Equity Units and Issuance of Common Stock” herein for further information.

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

The Company’s liquidity and funding risk management framework, including policies and governance structure, helps mitigate the potential risk that the Company may not have access to adequate financing. The framework is designed to help ensure that the Company fulfills its financial obligations and to support the execution of the

Company’s business strategies. The principal elements of the Company’s liquidity and funding risk management framework are the Contingency Funding Plan and the Global Liquidity Reserve that support the target liquidity profile (see “Contingency Funding Plan” and “Global Liquidity Reserve” herein).

Contingency Funding Plan.

The Contingency Funding Plan (“CFP”) is the Company’s primary liquidity and funding risk management tool. The CFP outlines the Company’s response to liquidity stress in the markets and incorporates stress testing to identify potential liquidity risk. Liquidity stress tests model multiple scenarios related to idiosyncratic, systemic or a combination of both types of events, across various time horizons. Based on the results of stress testing, the CFP sets forth a course of action to effectively manage through a stressed liquidity event. Liquidity risk exposures are evaluated on an ongoing basis and reported to the FRC, ALCO and other appropriate risk committees.

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

At September 30, 2010, the Company maintained sufficient liquidity to meet funding and contingent obligations as modeled in its liquidity stress tests.

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

Global Liquidity Reserve by Type of Investment

The table below summarizes the Company’s Global Liquidity Reserve by type of investment:

At September 30, 2010
(dollars in billions)
Cash and cash equivalents	$29
Securities purchased under agreements to resell	91
Federal Reserve-eligible securities	42

Global Liquidity Reserve	$162

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

Global Liquidity Reserve held by the Parent and Subsidiaries

The table below summarizes the Global Liquidity Reserve held by the Parent and subsidiaries:

	At September 30, 2010	At June 30, 2010	Average Balance
			For the Three Months Ended September 30, 2010	For the Three Months Ended June 30, 2010
	(dollars in billions)
Parent	$74	$63	$67	$60
Non-Bank Subsidiaries	24	27	30	30
Bank Subsidiaries	64	63	63	62

Total	$162	$153	$160	$152

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

Secured Financing.    A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term collateralized receivables arising principally from its Institutional Securities sales and trading activities. The liquid nature of these assets provides the Company with flexibility in financing these assets with collateralized borrowings.

The Company’s goal is to achieve an optimal mix of secured and unsecured funding while ensuring continued growth in stable funding sources. The Institutional Securities business segment emphasizes the use of collateralized short-term borrowings to limit the growth of short-term unsecured funding, which is generally more subject to disruption during periods of financial stress. The ability to fund less liquid assets on a secured basis may be impaired in a stress environment. To manage this risk, the Company obtains longer-term secured financing for less liquid assets and does not generally rely on overnight financing, with the exception of highly liquid collateral consistent with the standards of the Global Liquidity Reserve. In addition, the Company holds a portion of its Global Liquidity Reserve against a potential disruption to its secured financing capabilities. This potential disruption may be in the form of additional margin or reduced capacity to refinance maturing trades. The Company continues to extend the tenor of secured financing for less liquid collateral and seeks to build a sufficient buffer to offset the risks discussed above.

Unsecured Financing.    The Company views long-term debt and deposits as stable sources of funding for core inventories, less liquid and illiquid assets. Securities inventories not financed by secured funding sources and the majority of current assets are financed with a combination of short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating rate and deposits. The Company uses derivative products (primarily interest rate, currency and equity swaps) to assist in asset and liability management and to hedge interest rate risk (see Note 10 to the consolidated financial statements for the year ended December 31, 2009 included in the Form 10-K).

Temporary Liquidity Guarantee Program (“TLGP”).    In October 2008, the Secretary of the U.S. Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991, and the FDIC announced the TLGP. Based on the Final Rule adopted on November 21, 2008, the TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Company) between October 14, 2008 and June 30, 2009. At September 30, 2010 and December 31, 2009, the Company had $23.8 billion of senior unsecured debt outstanding under the TLGP. There have been no issuances under the TLGP since March 31, 2009.

Short-Term Borrowings.    The Company’s unsecured short-term borrowings consist of commercial paper, bank loans, bank notes and structured notes with maturities of 12 months or less at issuance.

The table below summarizes the Company’s short-term unsecured borrowings:

	At September 30, 2010	At December 31, 2009
	(dollars in millions)
Commercial paper	$1,022	$783
Other short-term borrowings	3,627	1,595

Total	$4,649	$2,378

Deposits.    The Company’s bank subsidiaries’ funding sources include bank deposits, repurchase agreements, federal funds purchased, certificates of deposit, money market deposit accounts, commercial paper and Federal Home Loan Bank advances.

Deposits were as follows:

	At September 30, 2010(1)	At December 31, 2009(1)
	(dollars in millions)
Savings and demand deposits	$56,018	$57,114
Time deposits(2)	5,184	5,101

Total	$61,202	$62,215

(1)	Total deposits insured by the FDIC at September 30, 2010 and December 31, 2009 were $48 billion and $46 billion, respectively.
(2)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 4 to the condensed consolidated financial statements).

With the passage of the Dodd-Frank Act, the statutory standard maximum deposit insurance amount was permanently increased to $250,000 per depositor and is in effect for the Company’s relevant U.S. subsidiary banks.

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

Long-Term Borrowings.    The Company uses a variety of long-term debt funding sources to generate liquidity, taking into consideration the results of the CFP requirements. In addition, the issuance of long-term debt allows the Company to reduce reliance on short-term credit sensitive instruments (e.g., commercial paper and other unsecured short-term borrowings). Long-term borrowings are generally structured to ensure staggered maturities, thereby mitigating refinancing risk, and to maximize investor diversification through sales to global institutional and retail clients. Availability and cost of financing to the Company can vary depending on market conditions, the volume of certain trading and lending activities, the Company’s credit ratings and the overall availability of credit. During the nine months ended September 30, 2010, the Company issued approximately $27 billion principal amount of unsecured debt, which included approximately $5 billion of non-U.S. dollar currency notes.

The Company may from time to time engage in various transactions in the credit markets (including, for example, debt repurchases) that it believes are in the best interests of the Company and its investors. During the nine months ended September 30, 2010 approximately $26 billion in aggregate long-term borrowings matured.

Long-term borrowings at September 30, 2010 consisted of the following:

	U.S. Dollar	Non-U.S. Dollar	At September 30, 2010
	(dollars in millions)
Due in 2010	$4,744	$1,757	$6,501
Due in 2011	17,807	8,533	26,340
Due in 2012	22,193	16,101	38,294
Due in 2013	5,335	20,267	25,602
Due in 2014	10,745	6,392	17,137
Thereafter	57,185	25,432	82,617

Total	$118,009	$78,482	$196,491

Credit Ratings.

The Company relies on external sources to finance a significant portion of its day-to-day operations. The cost and availability of financing generally is dependent on the Company’s credit ratings. In addition, the Company’s debt ratings can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as OTC derivative transactions, including credit derivatives and interest rate swaps. Factors that are important to the determination of the Company’s credit ratings include the level and quality of earnings, capital adequacy, liquidity, risk appetite and management, asset quality, business mix and perceived levels of government support.

The rating agencies have stated that they currently incorporate various degrees of uplift from perceived government support in the credit ratings of systemically important banks including the credit ratings of the Company. The U.S. financial reform legislation may be seen as limiting the possibility of extraordinary government support for the financial system in any future financial crises, which may lead to reduced uplift assumptions for U.S. banks and thereby place downward pressure on credit ratings. At the same time, the U.S. financial reform legislation also has credit ratings positive features such as higher standards for capital and liquidity levels. The net result on credit ratings and the timing of any rating agency actions is currently uncertain (see “Other Matters—Regulatory Outlook” herein).

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business segment, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit rating downgrade. At September 30, 2010, the amount of additional collateral or termination payments that could be called by counterparties under the terms of such agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was $1,775 million. A total of $3,997 million in collateral or termination payments could be called in the event of a two-notch downgrade. A total of $4,754 million in collateral or termination payments could be called in the event of a three-notch downgrade.

Also, the Company is required to pledge additional collateral to certain exchanges and clearing organizations in the event of a credit ratings downgrade. At September 30, 2010, the increased collateral requirement at certain exchanges and clearing organizations was $249 million in the event of a one-notch downgrade of the Company’s long-term credit rating. A total of $1,691 million of collateral is required in the event of a two-notch downgrade and a total of $2,537 million of collateral is required in the event of a three-notch downgrade.

The liquidity impact of additional collateral requirements is accounted for in the Company’s CFP.

At October 31, 2010, the Company’s and Morgan Stanley Bank, N.A.’s senior unsecured ratings were as set forth below:

	Company			Morgan Stanley Bank, N.A.
	Short-Term Debt	Long-Term Debt	Rating Outlook	Short-Term Debt	Long-Term Debt	Rating Outlook
Dominion Bond Rating Service Limited	R-1 (middle)	A (high)	Negative	—	—	—
Fitch Ratings	F1	A	Stable	F1	A	Stable
Moody’s	P-1	A2	Negative	P-1	A1	Negative
Rating and Investment Information, Inc.	a-1	A+	Negative	—	—	—
Standard & Poor’s	A-1	A	Negative	A-1	A+	Negative

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at September 30, 2010 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at September 30, 2010
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$1,190	$8	$9	$1	$1,208
Investment activities	1,156	660	127	70	2,013
Primary lending commitments—investment grade(1)(2)	11,042	32,176	4,325	194	47,737
Primary lending commitments—non-investment grade(1)	1,036	4,410	5,337	1,830	12,613
Secondary lending commitments(1)	71	119	135	26	351
Commitments for secured lending transactions	173	659	2	24	858
Forward starting reverse repurchase agreements(3)	72,654	—	—	—	72,654
Commercial and residential mortgage-related commitments	2,891	—	—	91	2,982
Underwriting commitments	1,322	—	—	—	1,322
Other commitments	225	32	—	—	257

Total	$91,760	$38,064	$9,935	$2,236	$141,995

(1)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 4 to the condensed consolidated financial statements).
(2)	This amount includes commitments to asset-backed commercial paper conduits of $275 million at September 30, 2010, of which $138 million have maturities of less than one year and $137 million of which have maturities of one to three years.
(3)	The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to September 30, 2010 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and as of September 30, 2010, $65.0 billion of the $72.7 billion settled within three business days.

Regulatory Requirements.

The Company is a financial holding company under the Bank Holding Company Act of 1956 and is subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance with such capital requirements (see “Supervision and Regulation—Financial Holding Company” in Part I, Item 1 of the Form 10-K). The Office of the Comptroller of the Currency establishes similar capital requirements and standards for the Company’s national bank subsidiaries (see “Other Matters—Regulatory Outlook” herein).

The Company calculates its capital ratios and RWAs in accordance with the capital adequacy standards for financial holding companies adopted by the Federal Reserve. These standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. In December 2007, the U.S. banking regulators published final U.S. implementing regulation incorporating the Basel II Accord, which requires internationally active banking organizations, as well as certain of their U.S. bank subsidiaries, to implement Basel II standards over the next several years. The timeline set out in December 2007 for the implementation of Basel II in the U.S. may be impacted by the developments concerning Basel III described below. Starting July 2010, the Company has been reporting on a parallel basis under the current regulatory capital regime (Basel I) and Basel II. During the parallel run period, the Company continues to be subject to Basel I but simultaneously calculates its risks under Basel II.

The Company reports the capital ratios under both of these standards to the regulators. There will be at least four quarters of parallel reporting before the Company enters the three-year transitional period to implement Basel II standards.

In December 2009, the Basel Committee on Banking Supervision (the “Basel Committee”) released proposals on risk-based capital, leverage and liquidity standards, known as “Basel III”. The proposal described new standards to raise the quality of capital and strengthen counterparty credit risk capital requirements and introduced a leverage ratio as a supplemental measure to the risk-based ratio and also introduced a countercyclical buffer. The Basel III proposals complement an earlier proposal for revisions to Market Risk Framework that increases capital requirements for securitizations within the trading book. In July 2010, the Basel Committee refined some of the proposals. In September 2010, the Group of Governors and Heads of Supervision of the Basel Committee endorsed the proposals and introduced minimum capital requirements and timelines for implementation of the new standards.

The Basel Committee is expected to publish near final rules in November, which are expected to be ratified at the G20 Leaders Summit. The U.S. regulators will require implementation of Basel III subject to an extended phase-in period. The Basel Committee is also working with the Financial Stability Board to develop additional requirements for systemically important banks, which could include capital surcharges.

Under the Basel Committee’s proposed framework, based on a preliminary analysis of the guidelines published to date, the Company estimates its RWAs at September 30, 2010 could increase by approximately $240 billion, partially offset by a decrease of approximately $100 billion related to runoff and mitigation opportunities by the end of 2012. The net increase in RWAs is estimated to be $140 billion, or approximately 40%, primarily driven by higher market risk for securitization, structured credit and correlation products and credit risk for counterparty exposures. These are preliminary estimates and they will change based on finalization of the Basel Committee’s framework and are subject to guidelines for implementation to be issued by the Federal Reserve.

The new proposed framework includes new standards to raise the quality of capital which may impact the components of Tier 1 capital and Tier 1 common equity. The Company currently defines Tier 1 common equity as Tier 1 capital less qualifying perpetual preferred stock, qualifying trust preferred securities and qualifying restricted core capital elements, adjusted for the portion of goodwill and non-servicing intangible assets associated with MSSB’s noncontrolling interests (i.e., Citi’s share of MSSB’s goodwill and intangibles). This definition of Tier 1 common equity may evolve in the future as regulatory rules may be implemented based on a final proposal regarding noncontrolling interest as initially presented by the Basel Committee. For the discussion of Tier 1 common equity, please see “The Balance Sheet” herein.

Pursuant to provisions of the Dodd-Frank Act, over time, the trust preferred securities will no longer qualify as Tier 1 capital but will only qualify as Tier 2 capital. This change in regulatory capital treatment will be phased in incrementally during a transition period that will start on January 1, 2013 and end on January 1, 2016. This provision of the Dodd-Frank Act accelerates the phase in of disqualification of the trust preferred securities as provided for by Basel III. At September 30, 2010, the Company had $4.7 billion of trust preferred securities included in the qualifying restricted core capital elements.

At September 30, 2010, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 16.5% and total capital to RWAs of 17.0% (6% and 10% being well-capitalized for regulatory purposes, respectively). In addition, financial holding companies are also subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the calendar quarter.

The following table reconciles the Company’s total shareholders’ equity to Tier 1 and Total Capital as defined by the regulations issued by the Federal Reserve and presents the Company’s consolidated capital ratios at September 30, 2010 and December 31, 2009:

	At September 30, 2010	At December 31 2009
	(dollars in millions)
Allowable capital
Tier 1 capital:
Common shareholders’ equity	$47,279	$37,091
Qualifying preferred stock	9,597	9,597
Qualifying mandatorily convertible trust preferred securities	—	5,730
Qualifying restricted core capital elements	13,439	10,867
Less: Goodwill	(6,766)	(7,162)
Less: Non-servicing intangible assets	(4,683)	(4,931)
Less: Net deferred tax assets	(2,511)	(3,242)
Less: Debt valuation adjustment	(599)	(554)
Other deductions	(2,231)	(726)

Total Tier 1 capital	53,525	46,670

Tier 2 capital:
Other components of allowable capital:
Qualifying subordinated debt	2,450	3,127
Other qualifying amounts	116	158
Other deductions	(892)	—

Total Tier 2 capital	1,674	3,285

Total allowable capital	$55,199	$49,955

Total risk-weighted assets	$325,156	$305,000

Capital ratios
Total capital ratio	17.0%	16.4%

Tier 1 capital ratio	16.5%	15.3%

Tier 1 leverage ratio	6.7%	5.8%

Total allowable capital is composed of Tier 1 and Tier 2 capital. Tier 1 capital consists predominately of common shareholders’ equity as well as qualifying preferred stock, trust preferred securities mandatorily convertible to common equity (see “Redemption of CIC Equity Units and Issuance of Common Stock” herein for further information) and qualifying restricted core capital elements (including other junior subordinated debt issued to trusts and noncontrolling interests) less goodwill, non-servicing intangible assets (excluding allowable mortgage servicing rights), net deferred tax assets (recoverable in excess of one year) and a debt valuation adjustment. The debt valuation adjustment in the above table represents the cumulative change in fair value of certain long-term and short-term borrowings that was attributable to the Company’s own instrument-specific credit spreads and is included in retained earnings. For a further discussion of fair value, see Note 4 to the condensed consolidated financial statements.

In August 2010, the Company redeemed the junior subordinated debentures underlying the Equity Units and issued 116 million shares of common stock to the CIC Entity (see “Redemption of CIC Equity Units and Issuance of Common Stock” herein for further information).

At September 30, 2010, the Company calculated its RWAs in accordance with the regulatory capital requirements of the Federal Reserve, which is consistent with guidelines described under Basel I. RWAs reflect both on and off-balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations.

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

Market Risk.

The Company uses Value-at-Risk (“VaR”) as one of a range of risk management tools. VaR methodology has various strengths and limitations, which include, but are not limited to: use of historical changes in market risk factors, which may not be accurate predictors of future market conditions and may not fully incorporate the risk of extreme market events that are outsized relative to observed historical market behavior or reflect the historical distribution of results beyond the 95% confidence interval; and reporting of losses in a single day, which does not reflect the risk of positions that cannot be liquidated or hedged in one day. A small proportion of market risk generated by trading positions is not included in VaR. The modeling of the risk characteristics of some positions relies on approximations that, under certain circumstances, could produce significantly different results from those produced using more precise measures. For a further discussion of the Company’s VaR methodology and its limitations, and the Company’s risk management policies and control structure, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

The tables below present the VaR for the Company’s Aggregate, Trading, and Non-Trading portfolios, on a quarter end, quarterly average, and quarterly high, and low basis (see Table 1 below). The VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as a higher reported confidence level (99% rather than 95%) or a shorter historical time series of market data (one year rather than four years) are also disclosed (see Table 2 below).

Aggregate VaR incorporates certain non-trading risks, including the interest rate risk generated by funding liabilities related to institutional trading positions, public company equity positions recorded as investments by the Company and corporate loan exposures that are awaiting distribution to the market. Investments made by the Company that are not publicly traded are not reflected in the VaR results presented below. Aggregate VaR also excludes the credit spread risk generated by the Company’s funding liabilities and the interest rate risk associated with approximately $7.3 billion of certain funding liabilities primarily related to fixed and other non-trading assets at both September 30, 2010 and June 30, 2010. The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $14 million and $11 million for each +1 basis point widening in the Company’s credit spread level at September 30, 2010 and June 30, 2010, respectively.

The credit spread risk relating to the Company’s mark-to-market derivative counterparty exposure is also managed separately from VaR. The credit spread risk sensitivity of this exposure corresponds to an increase in value of approximately $8 million and $6 million for each +1 basis point widening in the Company’s credit spread level at September 30, 2010 and June 30, 2010, respectively.

The counterparty portfolio, which reflects adjustments, net of hedges, relating to counterparty credit risk and other market risks, was reclassified from Non-Trading VaR into Trading VaR as of January 1, 2010. This reclassification reflects regulatory considerations surrounding the Company’s conversion to a financial holding company, and the trading book nature of the Company’s counterparty risk-hedging activities. Aggregate VaR was not affected by this change; however, this reclassification increased Trading VaR and decreased Non-Trading VaR.

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

Table 1 below presents 95%/one-day VaR for each of the Company’s primary market risk exposures and on an aggregate basis at September 30, 2010 and June 30, 2010. The average, high and low figures for the quarters ended September 30, 2010 and June 30, 2010 are also included.

Table 1: 95% Total VaR	95% One-Day VaR for the Quarter Ended September 30, 2010				95% One-Day VaR for the Quarter Ended June 30, 2010
Primary Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$130	$137	$147	$128	$145	$132	$145	$119
Equity price	39	28	52	19	26	29	34	24
Foreign exchange rate	24	18	36	9	19	26	45	10
Commodity price	28	32	36	27	29	29	33	26
Less Diversification benefit(1)	(73)	(73)	(119)	(50)	(73)	(77)	(111)	(48)

Total Trading VaR	$148	$142	$152	$133	$146	$139	$146	$131

Total Non-Trading VaR	$113	$103	$116	$83	$82	$67	$88	$57

Aggregate VaR	$208	$189	$217	$169	$176	$164	$183	$146

(1)	Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four primary risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s average Trading VaR for the quarter ended September 30, 2010 was $142 million compared with $139 million for the quarter ended June 30, 2010. Increases in interest rate and credit risk were offset by reduced G10 and emerging market foreign currency risk.

The Company’s average Non-Trading VaR for the quarter ended September 30, 2010 was $103 million compared with $67 million for the quarter ended June 30, 2010. The increase in Non-Trading VaR was due primarily to increased exposure to Invesco, driven by a price rally in the stock, as well as increased interest rate sensitivity of deposits in the declining rate environment.

The Company’s average Aggregate VaR for the quarter ended September 30, 2010 was $189 million compared with $164 million for the quarter ended June 30, 2010. The increase in Aggregate VaR was driven by the same factors that contributed to the increase in Non-Trading VaR.

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

Table 2 below presents the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (95% versus 99%) for the VaR statistic or a shorter historical time series (four years versus one year) for market data upon which it bases its simulations:

Table 2: 95% and 99% Average Trading VaR with Four-Year / One- Year Historical Time Series	95% Average One-Day VaR for the Quarter Ended September 30, 2010		99% Average One-Day VaR for the Quarter Ended September 30, 2010
Primary Market Risk Category	Four-Year Factor History	One-Year Factor History	Four-Year Factor History	One-Year Factor History
	(dollars in millions)
Interest rate and credit spread	$137	$85	$278	$146
Equity price	28	23	40	35
Foreign exchange rate	18	18	30	27
Commodity price	32	22	53	34
Less Diversification benefit(1)	(73)	(50)	(129)	(87)

Total Trading VaR	$142	$98	$272	$155

(1)	Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

Distribution of VaR Statistics and Net Revenues for the quarter ended September 30, 2010.

As shown in Table 1 above, the Company’s average 95%/one-day Trading VaR for the quarter ended September 30, 2010 was $142 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Trading VaR for the quarter ended September 30, 2010. The most frequently occurring value was between $138 million and $141 million, while for approximately 59% of trading days during the quarter, VaR ranged between $132 million and $141 million.

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

The Company did not incur daily trading losses in excess of the 95%/one-day Trading VaR for the quarter ended September 30, 2010. Over the longer term, trading losses are expected to exceed VaR an average of three times per quarter at the 95% confidence level. The Company bases its VaR calculations on the long term (or unconditional) distribution with four years of observations, and therefore evaluates its risk from a longer-term perspective. The Company is evaluating enhancements to its VaR model to make it more responsive to more recent market conditions, while maintaining a longer-term perspective.

The histogram below shows the distribution of daily net trading revenue for the quarter ended September 30, 2010 for the Company’s trading businesses (these figures include revenue from the counterparty portfolio and also include net interest and non-agency commissions but exclude certain non-trading revenues such as primary, fee-based and prime brokerage revenue credited to the trading businesses). During the quarter ended September 30, 2010, the Company experienced net trading losses on 10 days.

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

The following table presents information about the Company’s corporate funded loans and lending commitments at September 30, 2010. The “total corporate lending exposure” column includes both lending commitments and funded loans. Fair value of corporate lending exposure represents the fair value of loans that have been drawn by the borrower and lending commitments that were outstanding at September 30, 2010. Lending commitments represent legally binding obligations to provide funding to clients at September 30, 2010 for both “relationship-driven” and “event-driven” lending transactions. As discussed above, these loans and lending commitments have varying terms, may be senior or subordinated, may be secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated, traded or hedged by the Company.

At September 30, 2010, the aggregate amount of investment grade loans was $4.6 billion and the aggregate amount of non-investment grade loans was $6.8 billion. At September 30, 2010, the aggregate amount of lending commitments outstanding was $60.4 billion. In connection with these corporate lending activities (which include corporate funded loans and lending commitments), the Company had hedges (which include “single name,” “sector” and “index” hedges) with a notional amount of $21.3 billion related to the total corporate lending exposure of $71.7 billion at September 30, 2010.

The table below shows the Company’s credit exposure from its corporate lending positions and lending commitments at September 30, 2010. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements:

Corporate Lending Commitments and Funded Loans at September 30, 2010

	Years to Maturity				Total Corporate Lending Exposure(2)	Corporate Lending Exposure at Fair Value(3)	Corporate Lending Commitments(4)
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$404	$344	$50	$—	$798	$—	$798
AA	4,639	6,055	293	70	11,057	112	10,945
A	3,552	11,291	777	—	15,620	1,618	14,002
BBB	3,710	17,251	3,668	190	24,819	2,827	21,992

Investment grade	12,305	34,941	4,788	260	52,294	4,557	47,737
Non-investment grade	2,078	5,897	7,622	3,823	19,420	6,807	12,613

Total	$14,383	$40,838	$12,410	$4,083	$71,714	$11,364	$60,350

(1)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(2)	Total corporate lending exposure represents the Company’s potential loss assuming the fair value of funded loans and lending commitments was zero.
(3)	The Company’s corporate lending exposure carried at fair value includes $11.4 billion of funded loans and $0.8 billion of lending commitments recorded in Financial instruments owned and Financial instruments sold, not yet purchased, respectively, in the condensed consolidated statements of financial condition at September 30, 2010. The Company’s corporate lending exposure carried at amortized cost includes $750 million of funded loans recorded in Loans in the condensed consolidated statements of financial condition.
(4)	Amounts represent the notional amount of unfunded lending commitments less the amount of commitments reflected in the Company’s condensed consolidated statements of financial condition. For syndications led by the Company, lending commitments accepted by the borrower but not yet closed are net of the amounts agreed to by counterparties that will participate in the syndication. For syndications that the Company participates in and does not lead, lending commitments accepted by the borrower but not yet closed include only the amount that the Company expects it will be allocated from the lead syndicate bank.

“Event-driven” Loans and Lending Commitments at September 30, 2010.

Included in the total corporate lending exposure amounts in the table above at September 30, 2010 is “event-driven” exposure of $5.3 billion composed of funded loans of $1.2 billion and lending commitments of $4.1 billion. Included in the $5.3 billion of “event-driven” exposure at September 30, 2010 were $4.0 billion of loans and lending commitments to non-investment grade borrowers that were closed.

Activity associated with the corporate “event-driven” lending exposure during the nine months ended September 30, 2010 was as follows (dollars in millions):

“Event-driven” lending exposures at December 31, 2009	$5,621
Closed commitments	3,294
Net reductions, primarily through distributions	(3,554)
Mark-to-market adjustments	(66)

“Event-driven” lending exposures at September 30, 2010	$5,295

Credit Exposure—Derivatives.    The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at September 30, 2010. Fair value is presented in the final column net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned at September 30, 2010(1)

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$796	$1,716	$2,251	$12,021	$(7,661)	$9,123	$8,772
AA	5,452	6,773	5,845	19,799	(29,723)	8,146	7,107
A	9,497	10,081	6,270	33,563	(42,345)	17,066	14,908
BBB	2,838	4,334	2,417	10,525	(12,111)	8,003	6,510
Non-investment grade	2,854	3,643	1,947	4,751	(4,451)	8,744	6,113

Total	$21,437	$26,547	$18,730	$80,659	$(96,291)	$51,082	$43,410

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. The table does not include listed derivatives and the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

The following table summarizes the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at September 30, 2010, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned at September 30, 2010

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(1)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$9,892	$19,332	$16,809	$78,131	$(87,087)	$37,077	$32,750
Foreign exchange forward contracts and options	6,470	695	183	55	(2,775)	4,628	3,797
Equity securities contracts (including equity swaps, warrants and options)	1,880	1,401	201	1,110	(2,199)	2,393	1,237
Commodity forwards, options and swaps	3,195	5,119	1,537	1,363	(4,230)	6,984	5,626

Total	$21,437	$26,547	$18,730	$80,659	$(96,291)	$51,082	$43,410

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased at September 30, 2010(1)

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(2)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$6,535	$14,749	$15,229	$48,142	$(55,430)	$29,225
Foreign exchange forward contracts and options	6,966	639	281	68	(2,870)	5,084
Equity securities contracts (including equity swaps, warrants and options)	4,088	3,080	1,413	1,298	(4,701)	5,178
Commodity forwards, options and swaps	3,613	4,807	1,425	1,039	(4,702)	6,182

Total	$21,202	$23,275	$18,348	$50,547	$(67,703)	$45,669

(1)	Since these amounts are liabilities of the Company, they do not result in credit exposures.
(2)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral paid is netted on a counterparty basis, provided legal right of offset exists.

The Company’s derivatives (both listed and OTC), on a net of counterparty and cash collateral basis, at September 30, 2010 and December 31, 2009 are summarized in the table below, showing the fair value of the related assets and liabilities by product category:

	At September 30, 2010		At December 31, 2009
Product Type	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$37,344	$29,611	$33,307	$20,911
Foreign exchange forward contracts and options	4,628	5,084	3,022	2,824
Equity securities contracts (including equity swaps, warrants and options)	7,631	12,578	3,619	7,371
Commodity forwards, options and swaps	7,451	7,715	9,133	7,103

Total	$57,054	$54,988	$49,081	$38,209

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

The Company actively monitors its counterparty credit risk related to credit derivatives. A majority of the Company’s counterparties are banks, broker-dealers, insurance, and other financial institutions and Monolines. Contracts with these counterparties do not include ratings-based termination events but do include counterparty rating downgrades, which may result in additional collateral being required by the Company. For further information on the Company’s exposure to Monolines, see “Overview of the Quarter and Nine Months ended September 30, 2010 Financial Results—Monoline Insurers” herein. The master agreements with these Monoline counterparties are generally unsecured, and the few ratings-based triggers (if any) generally provide the Company the ability to terminate only upon significant downgrade. As with all derivative contracts, the Company considers counterparty credit risk in the valuation of its positions and recognizes credit valuation adjustments as appropriate.

The following table summarizes the key characteristics of the Company’s credit derivative portfolio by counterparty at September 30, 2010. The fair values shown are before the application of any counterparty or cash collateral netting:

	At September 30, 2010
	Fair Values(1)		Notionals
	Receivable	Payable	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$108,191	$97,046	$2,171,405	$2,135,739
Insurance and other financial institutions	11,313	8,781	249,357	253,066
Monolines	2,280	—	25,794	—
Non-financial entities	197	108	6,543	6,170

Total	$121,981	$105,935	$2,453,099	$2,394,975

(1)	Amounts shown are presented before the application of any counterparty or cash collateral netting. The Company’s credit default swaps are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 15% of receivable fair values and 11% of payable fair values represent Level 3 amounts.

Country Exposure.    At September 30, 2010, primarily based on the domicile of the counterparty, approximately 6% of the Company’s credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivative contracts) was to emerging markets, and no one emerging market country accounted for more than approximately 1% of the Company’s credit exposure.

The Company defines emerging markets to include generally all countries where the economic, legal and political systems are transitional and in the process of developing into more transparent and accountable systems that are consistent with advanced countries.

The following tables show the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by country at September 30, 2010:

Country	Corporate Lending Exposure(1)
United States	62%
United Kingdom	10
Germany	6
Netherlands	2
Canada	2
France	2
Luxembourg	2
Switzerland	2
Cayman Islands	2
United Arab Emirates	2
Other	8

Total	100%

(1)	Credit exposure amounts are based on the domicile of the counterparty.

Country	OTC Derivative Products(1)(2)
United States	34%
Cayman Islands	10
Italy	10
United Kingdom	8
Germany	4
France	4
Japan	2
Spain	2
Jersey	2
Luxembourg	2
Chile	2
Canada	2
Other	18

Total	100%

(1)	Credit exposure amounts are based on the domicile of the counterparty.
(2)	Credit exposure amounts do not reflect the offsetting benefit of financial instruments that the Company utilizes to hedge credit exposure arising from OTC derivative products.

Industry Exposure.    The Company also monitors its credit exposure to individual industries for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivative contracts.

The following table shows the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by industry at September 30, 2010:

Industry	Corporate Lending Exposure
Utilities	12%
Financial institutions(1)	11
Energy	10
Pharmaceutical and healthcare	7
Media	6
Technology	6
Chemicals, metals, mining and other materials	6
Telecommunications services	6
Food, beverage and tobacco	5
Insurance	4
Capital goods	4
Banks and securities firms	4
Real estate	3
Other	16

Total	100%

(1)	Percentage reflects credit exposures from special purpose entity vehicles, other diversified financial service entities, mutual and pension funds, exchanges and clearing houses, and private equity and real estate funds.

Industry	OTC Derivative Products
Financial institutions(1)	28%
Banks and securities firms	14
Sovereign governments	13
Utilities	8
Insurance	8
Regional governments	6
Energy	3
Pharmaceutical and healthcare	3
Chemicals, metals, mining and other materials	3
Other	14

Total	100%

(1)	Percentage reflects credit exposures from special purpose entity vehicles, other diversified financial service entities, mutual and pension funds exchanges and clearing houses, and private equity and real estate funds.

Item 4.	Controls and Procedures.

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

	Three Months Ended September 30, 2010
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(1):
U.S	$144,924	$884	2.5%
Non-U.S	101,614	218	0.9
Securities available for sale:
U.S	21,750	63	1.2
Loans:
U.S	8,025	80	4.0
Non-U.S	230	11	19.4
Interest bearing deposits with banks:
U.S	29,656	18	0.2
Non-U.S	19,540	20	0.4
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S	191,048	1,531	3.2
Non-U.S	116,456	(1,341)	(4.7)
Other:
U.S	34,311	57	0.7
Non-U.S	15,581	318	8.3

Total	$683,135	$1,859	1.1%

Non-interest earning assets	147,074

Total assets	$830,209

Liabilities and Equity
Interest bearing liabilities:
Commercial paper and other short-term borrowings:
U.S	$1,696	$3	0.7%
Non-U.S	2,057	3	0.6
Deposits:
U.S	61,581	30	0.2
Non-U.S	56	—	—
Long-term debt:
U.S	182,551	1,276	2.8
Non-U.S	5,543	1	0.1
Financial instruments sold, not yet purchased(1):
U.S	27,422	—	—
Non-U.S	52,206	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S	116,005	1,574	5.5
Non-U.S	91,483	(1,176)	(5.2)
Other:
U.S	87,200	(42)	(0.2)
Non-U.S	32,963	85	1.0

Total	$660,763	$1,754	1.1

Non-interest bearing liabilities and equity	169,446

Total liabilities and equity	$830,209

Net interest income and net interest rate spread		$105	—%

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Average Balances and Interest Rates and Net Interest Income

	Nine Months Ended September 30, 2010
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(1):
U.S	$147,748	$2,693	2.4%
Non-U.S	102,822	594	0.8
Securities available for sale:
U.S	15,142	126	1.1
Loans:
U.S	7,373	210	3.8
Non-U.S	215	21	13.1
Interest bearing deposits with banks:
U.S	34,643	57	0.2
Non-U.S	20,946	63	0.4
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S	192,877	173	0.1
Non-U.S	118,597	341	0.4
Other:
U.S	30,706	798	3.5
Non-U.S	18,316	258	1.9

Total	$689,385	$5,334	1.0%

Non-interest earning assets	143,181

Total assets	$832,566

Liabilities and Equity
Interest bearing liabilities:
Commercial paper and other short-term borrowings:
U.S	$1,458	$4	0.4%
Non-U.S	1,569	8	0.7
Deposits:
U.S	63,112	189	0.4
Non-U.S	80	—	—
Long-term debt:
U.S	185,235	3,489	2.5
Non-U.S	4,835	4	0.1
Financial instruments sold, not yet purchased(1):
U.S	20,377	—	—
Non-U.S	61,658	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S	121,776	520	0.6
Non-U.S	93,970	581	0.8
Other:
U.S	86,818	(279)	(0.4)
Non-U.S	33,929	206	0.8

Total	$674,817	$4,722	0.9

Non-interest bearing liabilities and equity	157,749

Total liabilities and equity	$832,566

Net interest income and net interest rate spread		$612	0.1%

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Average Balances and Interest Rates and Net Interest Income

	Nine Months Ended September 30, 2009
	Average Weekly Balance(2)	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(1):	$205,710	$3,009	2.0%
Loans	6,604	120	2.4
Interest bearing deposits with banks	61,923	208	0.4
Federal funds sold and securities purchased under agreements to resell and Securities borrowed	247,895	777	0.4
Other	45,749	1,608	4.7

Total	$567,881	$5,722	1.3%

Non-interest earning assets	147,345

Total assets	$715,226

Liabilities and Equity
Interest bearing liabilities:
Commercial paper and other short-term borrowings	$3,601	$43	1.6%
Deposits	60,712	362	0.8
Long-term debt	180,839	3,899	2.9
Financial instruments sold, not yet purchased(1)	65,876	—	—
Securities sold under agreements to repurchase and Securities loaned	149,971	1,141	1.0
Other	111,969	55	0.1

Total	$572,968	$5,500	1.3

Non-interest bearing liabilities and equity	142,258

Total liabilities and equity	$715,226

Net interest income and net interest rate spread		$222	—%

(1)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income.
(2)	The Company calculates its average balances based upon weekly amounts, except where weekly balances are unavailable, month-end balances are used.

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Rate/Volume Analysis

The following table sets forth an analysis of the effect on net interest income of volume and rate changes:

	Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009
	Increase (decrease) due to change in:
	Volume	Rate	Net change
	(in millions)
Interest earning assets
Financial instruments owned	$656	$(378)	$278
Securities available for sale	126	—	126
Loans	18	93	111
Interest bearing deposits with banks	(21)	(67)	(88)
Federal funds sold and securities purchased under agreements to resell and Securities borrowed	199	(462)	(263)
Other	115	(667)	(552)

Change in interest income	$1,093	$(1,481)	$(388)

Interest bearing liabilities
Commercial paper and other short-term borrowings	$(7)	$(24)	$(31)
Deposits	15	(188)	(173)
Long-term debt	199	(605)	(406)
Securities sold under agreements to repurchase and Securities loaned	500	(540)	(40)
Other	5	(133)	(128)

Change in interest expense	$712	$(1,490)	$(778)

Change in net interest income	$381	$9	$390

Part II—Other Information.

Item 1.	Legal Proceedings.

In addition to the matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”), the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (the “First Quarter Form 10-Q”) and June 30, 2010 ( the “Second Quarter Form 10-Q”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. The Company cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of such proceedings will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such proceedings could be material to the Company’s operating results and cash flows for a particular period depending on, among other things, the level of the Company’s revenues or income for such period.

Recently, the level of litigation activity focused on residential mortgage-related claims has increased materially in the financial services industry. As a result, the Company expects that it may become the subject of increased claims for damages and other relief regarding residential mortgages and related securities in the future and, while the Company has identified below and in previously filed reports with the SEC, certain proceedings that the Company believes to be material, individually or collectively, there can be no assurance that additional material losses will not be incurred from residential mortgage claims that have not yet been notified to the Company or are not yet determined to be material.

The following developments have occurred with respect to certain matters previously reported in the Form 10-K, the First Quarter Form 10-Q and/or the Second Quarter Form 10-Q:

Residential Mortgage-Related Matters.

Class Actions.

On August 17, 2010, the court presiding over the action styled In re Morgan Stanley Mortgage Pass-Through Certificates Litig., pending in the United States District Court for the Southern District of New York (“SDNY”), dismissed the claims brought by the lead plaintiff, but gave a different plaintiff leave to file a second amended complaint. On September 10, 2010, that plaintiff, together with several new plaintiffs, filed a second amended complaint which purports to assert claims against the Company and others on behalf of a class of investors who purchased approximately $4.7 billion of mortgage pass through certificates issued in 2006 by seven trusts collectively containing residential mortgage loans. The amended complaint asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), and alleges, among other things, that the registration statements and offering documents related to the offerings contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs are seeking, among other relief, class certification, unspecified compensatory and recissionary damages, costs, interest and fees. On October 11, 2010, defendants filed a motion to dismiss the amended complaint.

On October 12, 2010, the court presiding over the action styled In re Washington Mutual, Inc. Securities Litigation, pending in the United States District Court for the Western District of Washington, issued an order certifying a class of plaintiffs asserting claims under the Securities Act related to three offerings by Washington Mutual Inc. in 2006 and 2007 in which the Company participated as an underwriter. The Company underwrote approximately $1.3 billion of the securities covered by the class certified by the court.

Other Litigation.

On October 8, 2010, the court presiding over the action styled Citibank, N.A. v. Morgan Stanley & Co., Int’l, PLC, pending in the SDNY issued an order denying Citibank, N.A.’s (“Citi N.A.”) motion for judgment on the pleadings as to the Company’s counterclaim for reformation and granting Citi N.A.’s motion for judgment on the pleadings as to the Company’s counterclaim for estoppel.

On December 23, 2009, the Federal Home Loan Bank Board of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. An amended complaint was filed on September 28, 2010. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action.

On March 15, 2010, the Federal Home Loan Bank Board of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints were filed on June 10, 2010. The complaints allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 12, 2010, defendants removed these actions to the United States District Court for the Northern District of California, and on August 11, 2010, plaintiff filed motions to remand the cases to the state court.

On July 9, 2010, Cambridge Place Investment Management Inc. filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaint asserts claims on behalf of certain of plaintiff’s clients and alleges that defendants made untrue statements and material omissions in the sale of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff’s clients by the Company was approximately $220 million. The complaint raises claims under the Massachusetts Uniform Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 13, 2010, defendants removed this action to the United States District Court for the District of Massachusetts and on September 13, 2010, plaintiff filed a motion to remand the case to the state court.

On July 15, 2010, The Charles Schwab Corp. filed a complaint against the Company and other defendants in the Superior Court of the State of California, styled The Charles Schwab Corp. v. BNP Paribas Securities Corp., et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to one of plaintiff’s subsidiaries of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff’s subsidiary by the Company was approximately $180 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On September 8, 2010, defendants removed this action to the United States District Court for the Northern District of California and on October 1, 2010, plaintiff filed a motion to remand the case to the state court.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed two complaints against the Company and other defendants. One was filed in the Circuit Court of the State of Illinois and is styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The other was filed in the Superior Court of the State of California and is styled Federal Home Loan Bank of Chicago v. Bank of America Securities LLC, et al. The complaints allege that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in the two actions was approximately $203 million and $75 million respectively. The complaint filed in Illinois raises claims under Illinois law. The complaint filed in California raises claims under both the federal securities laws and California law. Both complaints seek, among other things, to rescind the plaintiff’s purchase of such certificates.

On January 16, 2009, the Company was named as a defendant in an interpleader lawsuit styled U.S. Bank, N.A. v. Barclays Bank PLC and Morgan Stanley Capital Services Inc., which is pending in the SDNY. The lawsuit relates to credit default swaps between the Company and Tourmaline CDO I LTD (“Tourmaline”), in which Barclays Bank PLC (“Barclays”) is the holder of the most senior and controlling class of notes. At issue is whether, pursuant to the terms of the swap agreements, the Company was required to post collateral to Tourmaline, or take any other action, after the Company’s credit ratings were downgraded in 2008 by certain ratings agencies. The Company and Barclays have a dispute regarding whether the Company breached any obligations under the swap agreements and, if so, whether any such breaches were cured. The trustee for Tourmaline, interpleader plaintiff U.S. Bank, N.A., has refrained from making any further distribution of Tourmaline’s funds pending the resolution of these issues and is seeking a judgment from the court resolving them. Based on currently available information, at September 30, 2010, the Company believes it is reasonably possible it may incur a loss of approximately $274 million, resulting from the write-off of receivables from Tourmaline. The trial is scheduled to begin November 17, 2010.

Item 1A.	Risk Factors.

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended September 30, 2010.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
(July 1, 2010—July 31, 2010)

Share Repurchase Program (A)	—	—	—	$1,560
Employee Transactions (B)	498,863	$23.33	—	—

Month #2
(August 1, 2010—August 31, 2010)

Share Repurchase Program (A)	—	—	—	$1,560
Employee Transactions (B)	282,336	$25.32	—	—

Month #3
(September 1, 2010—September 30, 2010)

Share Repurchase Program (A)	—	—	—	$1,560
Employee Transactions (B)	152,294	$25.88	—	—

Total

Share Repurchase Program (A)	—	—	—	$1,560
Employee Transactions (B)	933,493	$24.35	—	—

(A)	On December 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $6 billion of the Company’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Company are subject to regulatory approval.
(B)	Includes: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee and director stock compensation plans) who exercised options; (2) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; and (3) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units. The Company’s employee and director stock compensation plans provide that the value of the shares withheld, delivered or attested shall be valued using the fair market value of the Company’s common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

Item 6.	Exhibits.

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
Paul C. Wirth Finance Director and Controller

Date: November 8, 2010

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended September 30, 2010

Exhibit No.	Description

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated November 8, 2010, concerning unaudited interim financial information.

18	Letter from Deloitte & Touche LLP, dated November 8, 2010, concerning a change in accounting principles.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition—September 30, 2010 and December 31, 2009, (ii) the Condensed Consolidated Statements of Income—Three and Nine Months Ended September 30, 2010 and 2009, (iii) the Condensed Consolidated Statements of Comprehensive Income—Three and Nine Months Ended September 30, 2010 and 2009, (iv) the Condensed Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2010 and 2009, (v) the Condensed Consolidated Statements of Changes in Total Equity—For the Nine Months Ended September 30, 2010 and 2009, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

E-1