Form 10-K
period 2010-12-31
MORGAN STANLEY
filed 2011-02-28
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2010

Commission File Number 1-11758

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	1585 Broadway New York, NY 10036 (Address of principal executive offices, including zip code)	36-3145972 (I.R.S. Employer Identification No.)	(212) 761-4000 (Registrant’s telephone number, including area code)

Title of each class	Name of exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series A, $0.01 par value	New York Stock Exchange
6 1/4% Capital Securities of Morgan Stanley Capital Trust III (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6 1/4% Capital Securities of Morgan Stanley Capital Trust IV (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
5 3/4% Capital Securities of Morgan Stanley Capital Trust V (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6.60% Capital Securities of Morgan Stanley Capital Trust VI (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6.60% Capital Securities of Morgan Stanley Capital Trust VII (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6.45% Capital Securities of Morgan Stanley Capital Trust VIII (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
Exchangeable Notes due June 30, 2011	NYSE Amex LLC

Capital Protected Notes due March 30, 2011 (2 issuances); Capital Protected Notes due June 30, 2011; Capital Protected Notes due August 20, 2011; Capital Protected Notes due October 30, 2011; Capital Protected Notes due December 30, 2011; Capital Protected Notes due September 30, 2012

NYSE Arca, Inc.
MPSSM due March 30, 2012	NYSE Arca, Inc.
Buffered PLUSSM due March 20, 2011	NYSE Arca, Inc.
PROPELSSM due December 30, 2011 (3 issuances)	NYSE Arca, Inc.
Protected Absolute Return Barrier Notes due March 20, 2011	NYSE Arca, Inc.
Strategic Total Return Securities due July 30, 2011	NYSE Arca, Inc.
Market Vectors ETNs due March 31, 2020 (2 issuances); Market Vectors ETNs due April 30, 2020 (2 issuances)	NYSE Arca, Inc.
Targeted Income Strategic Total Return Securities due July 30, 2011; Targeted Income Strategic Total Return Securities due January 15, 2012	NYSE Arca, Inc.
Targeted Income Strategic Total Return Securities due October 30, 2011	The NASDAQ Stock Market LLC

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

Indicate by check mark whether Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

As of June 30, 2010, the aggregate market value of the common stock of Registrant held by non-affiliates of Registrant was approximately $32,227,567,107. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of January 31, 2011, there were 1,545,631,781 shares of Registrant’s common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference: Portions of Registrant’s definitive proxy statement for its 2011 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K

for the year ended December 31, 2010

i

ii

Forward-Looking Statements

We have included in or incorporated by reference into this report, and from time to time may make in our public filings, press releases or other public statements, certain statements, including (without limitation) those under “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of
Operations” in Part II, Item 7 and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

The nature of our business makes predicting the future trends of our revenues, expenses and net income difficult. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements, and it is possible that our actual results may differ from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include (without limitation):

•

the effect of political and economic conditions and geopolitical events;

•

the effect of market conditions, particularly in the global equity, fixed income and credit markets, including corporate and mortgage (commercial and residential) lending and commercial real estate investments;

•

the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank
Act”)), regulation (including capital requirements), and legal actions in the U.S. and worldwide;

•

  the level and volatility of equity, fixed income and commodity prices and interest rates, currency values and other market indices;

•

  the availability and cost of both credit and capital as well as the credit ratings assigned to our unsecured short-term and long-term debt;

•

investor sentiment and confidence in the financial markets;

•

our reputation;

•

inflation, natural disasters and acts of war or terrorism;

•

the actions and initiatives of current and potential competitors;

•

technological changes; and

•

  other risks and uncertainties detailed under “Competition” and “Supervision and Regulation” in Part I, Item 1, “Risk
Factors” in Part I, Item 1A and elsewhere throughout this report.

Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made, whether as a result of new information, future events or otherwise except as required by applicable law. You should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments thereto or in future press releases or other public statements.

iii

Part I

Item 1.
Business.

Overview.

Morgan Stanley is a global financial services firm that, through its subsidiaries and affiliates, provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Morgan Stanley was originally incorporated under the laws of the State of Delaware in 1981, and its predecessor companies date back to 1924. The Company is a financial holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company conducts its business from its headquarters in and around New York City, its regional offices and branches throughout the U.S. and its principal offices in London, Tokyo, Hong Kong and other world financial centers. At December 31, 2010, the Company had 62,542 employees worldwide. Unless the context otherwise requires, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries.

On December 16, 2008, the Board of Directors of the Company approved a change in the Company’s fiscal year-end from November 30 to December 31 of each year, beginning January 1, 2009. As a result of the change, the Company had a one-month transition reporting period in December 2008. Financial information concerning the Company, its business segments and geographic regions for each of the 12 months ended December 31, 2010 (“2010”), December 31, 2009 (“2009”), November 30, 2008 (“fiscal 2008”)
and the one month ended December 31, 2008 is included in the consolidated financial statements and the notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

Available Information.

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document the Company files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the
Company) file electronically with the SEC. The Company’s electronic SEC filings are available to the public at the SEC’s internet site, www.sec.gov.

The Company’s internet site is www.morganstanley.com. You can access the Company’s Investor Relations webpage at www.morganstanley.com/about/ir. The Company makes available free of charge, on or through its Investor Relations webpage, its proxy statements, Annual Reports on Form 10-K, Quarterly
Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company also makes available, through its Investor Relations webpage, via a link to the SEC’s internet site, statements of beneficial ownership of the Company’s equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

The Company has a Corporate Governance webpage. You can access information about the Company’s corporate governance at
www.morganstanley.com/about/company/governance. The Company posts the following on its Corporate Governance webpage:

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

•

Policy Regarding Corporate Political Contributions;

•

Policy Regarding Shareholder Rights Plan;

•

Code of Ethics and Business Conduct;

•

Code of Conduct; and

•

Integrity Hotline information.

Morgan Stanley’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer, Chief
Financial Officer and Finance Director and Controller. The Company will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange
LLC (“NYSE”) on its internet site. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations, 1585 Broadway, New York, NY 10036 (212-761-4000). The information on the Company’s internet site is not incorporated by reference into this report.

Business Segments.

The Company is a global financial services firm that maintains significant market positions in each of its business segments—Institutional
Securities, Global Wealth Management Group and Asset Management. A summary of the activities of each of the business segments follows.

Institutional Securities provides capital raising; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; corporate lending; sales, trading, financing and market-making activities in equity and fixed income securities and related products, including foreign exchange and commodities; and investment activities.

Global Wealth Management Group, which
includes the Company’s 51% interest in Morgan Stanley Smith Barney Holdings LLC (“MSSB”), provides brokerage and investment advisory services to individual investors and small-to-medium sized businesses and institutions covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; cash management services; retirement services; and trust and fiduciary services and engages in fixed income principal trading, which primarily facilitates clients’ trading or investments in such securities.

Asset Management provides a broad array of investment strategies that span the risk/return spectrum across geographies, asset classes and public and private markets to a diverse group of clients across the institutional and intermediary channels as well as high net worth clients.

Institutional Securities.

The Company provides financial advisory and capital-raising services to a diverse group of corporate and other institutional clients globally, primarily through wholly owned subsidiaries that include
Morgan Stanley & Co. Incorporated (“MS&Co.”), Morgan Stanley & Co. International plc and Morgan Stanley Asia Limited, and certain joint venture entities that include Morgan Stanley MUFG Securities Co., Ltd. and
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. These entities also conduct sales and trading activities worldwide, as principal and agent, and provide related financing services on behalf of institutional investors.

Investment Banking and Corporate Lending Activities.

Capital Raising.    The Company manages
and participates in public offerings and private placements of debt, equity and other securities worldwide. The Company is a leading underwriter of common stock, preferred stock and other equity-related securities, including convertible securities and American Depositary Receipts (“ADRs”). The Company is also a leading underwriter of fixed income securities, including investment grade debt, non-investment grade instruments, mortgage-related and other asset-backed securities, tax-exempt securities and commercial paper and other short-term securities.

Financial Advisory Services.    The Company provides corporate and other institutional clients globally with advisory services on key strategic matters, such as mergers and acquisitions, divestitures, joint ventures, corporate restructurings, recapitalizations, spin-offs, exchange offers and leveraged buyouts and takeover defenses as well as shareholder relations. The Company also provides advice concerning rights offerings, dividend policy, valuations, foreign exchange exposure, financial risk management strategies and financial planning. In addition, the Company furnishes advice and services regarding project financings and provides advisory services in connection with the purchase, sale, leasing and financing of real estate.

Corporate Lending.    The Company provides loans or lending commitments, including bridge financing, to selected corporate clients through its subsidiaries, including
Morgan Stanley Bank, N.A (“MSBNA”). These loans and commitments have varying terms, may be senior or subordinated and/or secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated, hedged or traded by the Company*. The borrowers may be rated investment grade or non-investment grade.

Sales and Trading Activities.

The Company conducts sales, trading, financing and market-making activities on securities and futures exchanges and in over-the-counter (“OTC”)
markets around the world. The Company’s Institutional Securities sales and trading activities include Equity Trading; Interest Rates, Credit and Currencies; Commodities; Clients and Services; and Investments.

Equity Trading.    The Company acts as
principal (including as a market-maker) and agent in executing transactions globally in equity and equity-related products, including common stock, ADRs, global depositary receipts and exchange-traded funds.

The Company’s equity derivatives sales, trading and market-making activities cover equity-related products globally, including equity swaps, options, warrants and futures overlying individual securities, indices and baskets of securities and other equity-related products. The Company also issues and makes a principal market in equity-linked products to institutional and individual investors.

Interest Rates, Credit and Currencies.    The Company trades, invests and makes markets in fixed income securities and related products globally, including, among other products, investment and non-investment grade corporate debt, distressed debt, bank loans, U.S. and other sovereign securities, emerging market bonds and loans, convertible bonds, collateralized debt obligations, credit, currency, interest rate and other fixed income-linked notes, securities issued by structured investment vehicles, mortgage-related and other asset-backed securities and real estate-loan products, municipal securities, preferred stock and commercial paper, money-market and other short-term securities. The Company is a primary dealer of U.S. federal government securities and a member of the selling groups that distribute various U.S. agency and other debt securities. The Company is also a primary dealer or market-maker of government securities in numerous European, Asian and emerging market countries.

The Company trades, invests and makes markets globally in listed futures and OTC swaps, forwards, options and other derivatives referencing, among other things, interest rates, currencies, investment grade and non-investment grade corporate credits, loans, bonds, U.S. and other sovereign securities, emerging market bonds and loans,

*
Revenues and expenses associated with the trading of syndicated loans are included in “Sales and Trading Activities.”

credit indexes, asset-backed security indexes, property indexes, mortgage-related and other asset-backed securities and real estate loan products.

The Company trades, invests and makes markets in major foreign currencies, such as the British pound, Canadian dollar, euro, Japanese yen and Swiss franc, as well as in emerging markets currencies. The Company trades these currencies on a principal basis in the spot, forward, option and futures markets.

Through the use of repurchase and reverse repurchase agreements, the Company acts as an intermediary between borrowers and lenders of short-term funds and provides funding for various inventory positions. The Company also provides financing to customers for commercial and residential real estate loan products and other securitizable asset classes. In addition, the Company engages in principal securities lending with clients, institutional lenders and other broker-dealers.

The Company advises on investment and liability strategies and assists corporations in their debt repurchases and tax planning. The Company structures debt securities, derivatives and other instruments with risk/return factors designed to suit client objectives, including using repackaged asset and other structured vehicles through which clients can restructure asset portfolios to provide liquidity or reconfigure risk profiles.

Commodities.    The Company invests and makes markets in the spot, forward, physical derivatives and futures markets in several commodities, including metals (base and precious), agricultural products, crude oil, oil products, natural gas, electric power, emission credits, coal, freight, liquefied natural gas and related products and indices. The Company is a market-maker in exchange-traded options and futures and OTC options and swaps on commodities, and offers counterparties hedging programs relating to production, consumption, reserve/inventory management and structured transactions, including energy-contract securitizations and monetization. The Company is an electricity power marketer in the U.S. and owns electricity-generating facilities in the U.S. and Europe.

The Company owns TransMontaigne Inc. and its subsidiaries, a group of companies operating in the refined petroleum products marketing and distribution business, and owns a minority interest in Heidmar Holdings LLC, which owns a group of companies that provide international marine transportation and U.S. marine logistics services.

Clients and
Services.    The Company provides financing services, including prime brokerage, which offers, among other services, consolidated clearance, settlement, custody, financing and portfolio reporting services to clients trading multiple asset classes. In addition, the Company’s institutional distribution and sales activities are overseen and coordinated through Clients and Services.

Investments.    The Company from time to
time makes investments that represent business facilitation or other investing activities. Such investments are typically strategic investments undertaken by the Company to facilitate core business activities. From time to time, the Company may also make investments and capital commitments to public and private companies, funds and other entities.

The Company sponsors and manages investment vehicles and separate accounts for clients seeking exposure to private equity, infrastructure, mezzanine lending and real estate-related and other alternative investments. The Company may also invest in and provide capital to such investment vehicles. See also “Asset Management” herein.

Operations and Information Technology.

The Company’s Operations and Information Technology departments provide the process and technology platform that supports Institutional Securities sales and trading activity, including post-execution trade processing and related internal controls over activity from trade entry through settlement and custody, such as asset servicing. This is done for transactions in listed and OTC transactions in commodities, equity and fixed

income securities, including both primary and secondary trading, as well as listed, OTC and structured derivatives in markets around the world. This activity is undertaken through the
Company’s own facilities, through membership in various clearing and settlement organizations, and through agreements with unaffiliated third parties.

Global Wealth Management Group.

The Company’s Global Wealth Management Group, which includes the Company’s 51% interest in MSSB, provides comprehensive financial services to clients through a network of more than 18,000 global representatives in approximately 850 locations at year-end. As of December 31, 2010, the Company’s Global Wealth Management Group had $1,669 billion in client assets.

Clients.

Global Wealth Management Group professionals serve individual investors and small-to-medium sized businesses and institutions with an emphasis on ultra high net worth, high net worth and affluent investors. Global representatives are located in branches across the U.S. and provide solutions designed to accommodate individual investment objectives, risk tolerance and liquidity needs. Call centers are available to meet the needs of emerging affluent clients. Outside the U.S., Global Wealth Management Group offers financial services to clients in Europe, the Middle East, Asia, Australia and Latin America.

Products and Services.

The Company’s Global Wealth Management Group provides clients with a comprehensive array of financial solutions, including products and services from the Company, Citigroup Inc. (“Citi”) and third-party providers, such as insurance companies and mutual fund families. Global Wealth Management Group provides brokerage and investment advisory services covering various types of investments, including equities, options, futures, foreign currencies, precious metals, fixed income securities, mutual funds, structured products, alternative investments, unit investment trusts, managed futures, separately managed accounts and mutual fund asset allocation programs. Global Wealth Management Group also engages in fixed income principal trading, which primarily facilitates clients’ trading or investments in such securities. In addition, Global Wealth Management Group offers education savings programs, financial and wealth planning services, and annuity and other insurance products.

In addition, Global Wealth Management Group offers its clients access to several cash management services through various affiliates, including deposits, debit cards, electronic bill payments and check writing, as well as lending products, including securities based lending, mortgage loans and home equity lines of credit. Global Wealth Management Group also provides trust and fiduciary services, offers access to cash management and commercial credit solutions to qualified small- and medium-sized businesses in the U.S., and provides individual and corporate retirement solutions, including individual retirement accounts and 401(k) plans and U.S. and global stock plan services to corporate executives and businesses.

Global Wealth Management Group provides clients a variety of ways to establish a relationship and conduct business, including brokerage accounts with transaction-based pricing and investment advisory accounts with asset-based fee pricing.

Operations and
Information Technology.

As a result of MSSB, most of the
operations and technology supporting the Global Wealth Management Group are provided either by the Company’s Operations and Information Technology departments or by Citi. Pursuant to contractual agreements, the Company and Citi perform various broker-dealer related functions, such as execution and clearing of brokerage transactions, margin lending and custody of client assets. For the Company,

these activities are undertaken through its own facilities, through memberships in various clearing and settlement organizations, and through agreements with unaffiliated third parties. The
Company and Citi provide certain other services and systems to support the Global Wealth Management Group through transition services agreements with MSSB.

Asset Management.

The Company’s Asset Management business segment is one of the largest global investment management organizations of any full-service financial services firm and offers clients a diverse array of equity, fixed income and alternative investments and merchant banking strategies. Portfolio managers located in the U.S., Europe and Asia manage investment products ranging from money market funds to equity and fixed income strategies, alternative investment and merchant banking products in developed and emerging markets across geographies and market cap ranges.

The Company offers a range of alternative investment, real estate investing and merchant banking products for institutional investors and high net worth individuals. The Company’s alternative investments platform includes hedge funds, funds of hedge funds, funds of private equity funds and portable alpha strategies.
The Company’s alternative investments platform also includes minority stakes in Lansdowne Partners, Avenue Capital Group and Traxis Partners LP. The Company’s real estate and merchant banking businesses include its real estate investing business, private equity funds, corporate mezzanine debt investing group and infrastructure investing group. The Company typically acts as general partner of, and investment adviser to, its alternative investment, real estate and merchant banking funds and typically commits to invest a minority of the capital of such funds with subscribing investors contributing the majority.

On June 1, 2010, as part of a restructuring of the Company’s Asset Management business segment, the Company sold substantially all of its retail asset management business, including Van Kampen Investments, Inc., to Invesco Ltd. This transaction allows the Company’s Asset Management business segment to focus on its institutional and intermediary client base.

Institutional Investors.

The Company provides investment management strategies and products to institutional investors worldwide, including corporations, pension plans, endowments, foundations, sovereign wealth funds, insurance companies and banks through a broad range of pooled vehicles and separate accounts. Additionally, the Company provides sub-advisory services to various unaffiliated financial institutions and intermediaries. A Global Sales and Client Service team is engaged in business development and relationship management for consultants to help serve institutional clients.

Intermediary Clients and Individual Investors.

The Company offers open-end and alternative investment funds and separately managed accounts to individual investors through affiliated and unaffiliated broker-dealers, banks, insurance companies, financial planners and other intermediaries. Closed-end funds managed by the Company are available to individual investors through affiliated and unaffiliated broker-dealers. The Company also distributes mutual funds through numerous retirement plan platforms. Internationally, the Company distributes traditional investment products to individuals outside the
U.S. through non-proprietary distributors and distributes alternative investment products through affiliated broker-dealers and banks.

Operations and Information Technology.

The Company’s Operations and Information Technology departments provide or oversee the process and technology platform required to support its asset management business. Support activities include transfer agency, mutual fund accounting and administration, transaction processing and certain fiduciary services on behalf of institutional, intermediary and high net worth clients. These activities are undertaken through the Company’s own facilities, through membership in various clearing and settlement organizations, and through agreements with unaffiliated third parties.

Research.

The Company’s research department (“Research”) coordinates globally across all of the Company’s businesses. Research consists of economists, strategists and industry analysts who engage in equity and fixed income research activities and produce reports and studies on the U.S. and global economy, financial markets, portfolio strategy, technical market analyses, individual companies and industry developments. Research examines worldwide trends covering numerous industries and individual companies, the majority of which are located outside the U.S.; provides analysis and forecasts relating to economic and monetary developments that affect matters such as interest rates, foreign currencies, securities, derivatives and economic trends; and provides analytical support and publishes reports on asset-backed securities and the markets in which such securities are traded and data are disseminated to investors through third-party distributors, proprietary internet sites such as Client Link and the Company’s sales forces.

Competition.

All aspects of the Company’s businesses are highly competitive, and the Company expects them to remain so. The Company competes in the U.S. and globally for clients, market share and human talent in all aspects of its business segments. The Company’s competitive position depends on its reputation and the quality and consistency of its long-term investment performance. The Company’s ability to sustain or improve its competitive position also depends substantially on its ability to continue to attract and retain highly qualified employees while managing compensation and other costs. The Company competes with commercial banks, brokerage firms, insurance companies, sponsors of mutual funds, hedge funds, energy companies and other companies offering financial services in the U.S., globally and through the internet. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by or merged into other firms or have declared bankruptcy. Such changes could result in the Company’s remaining competitors gaining greater capital and other resources, such as the ability to offer a broader range of products and services and geographic diversity. See also “Supervision and Regulation” and “Risk Factors” herein.

Institutional Securities and Global Wealth Management Group.

The Company’s competitive position depends on innovation, execution capability and relative pricing. The Company competes directly in the U.S. and globally with other securities and financial services firms and broker-dealers and with others on a regional or product basis.

The Company’s ability to access capital at competitive rates (which is generally dependent on the Company’s credit ratings) and to commit capital efficiently, particularly in its capital-intensive underwriting and sales, trading, financing and market-making activities, also affects its competitive position. Corporate clients may request that the Company provide loans or lending commitments in connection with certain investment banking activities, and such requests are expected to increase in the future.

It is possible that competition may become even more intense as the Company continues to compete with financial institutions that may be larger, or better capitalized, or may have a stronger local presence and longer operating history in certain areas. Many of these firms have greater capital than the Company and have the ability to offer a wide range of products and services that may enhance their competitive position and could result in pricing pressure in our businesses. The complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management, regulatory and other infrastructure challenges that require effective resource allocation in order for the Company to remain competitive.

The Company has experienced intense price competition in some of its businesses in recent years. In particular, the ability to execute securities trades electronically on exchanges and through other automated trading markets has increased the pressure on trading commissions. The trend toward direct access to automated, electronic markets will likely continue. It is possible that the Company will experience competitive pressures in these and other areas in the future as some of its competitors may seek to obtain market share by reducing prices.

Asset Management.

Competition in the asset management industry is affected by several factors, including the Company’s reputation, investment objectives, quality of investment professionals, performance of investment strategies or product offerings relative to peers and an appropriate benchmark index, advertising and sales promotion efforts, fee levels, the effectiveness of and access to distribution channels and investment pipelines, and the types and quality of products offered. The Company’s alternative investment products, such as private equity funds, real estate and hedge funds, compete with similar products offered by both alternative and traditional asset managers.

Supervision and Regulation.

As a major financial services firm, the Company is subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by regulators and exchanges in each of the major markets where it operates. Moreover, in response to the financial crisis, legislators and regulators, both in the U.S. and around the world, are in the process of adopting and implementing a wide range of reforms that will result in major changes to the way the Company is regulated and conducts its business. It will take some time for the comprehensive effects of these reforms to emerge and be understood.

Regulatory Outlook.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.
While certain portions of the Dodd-Frank Act were effective immediately, other portions will be effective only following extended transition periods. At this time, it is difficult to assess fully the impact that the Dodd-Frank Act will have on the
Company and on the financial services industry generally. Implementation of the Dodd-Frank Act will be accomplished through numerous rulemakings by multiple governmental agencies. The Dodd-Frank Act also mandates the preparation of studies on a wide range of issues, which could lead to additional legislation or regulatory changes.

In addition, legislative and regulatory initiatives continue outside the U.S. which may also affect the Company’s business and operations. For example, the Basel Committee on Banking Supervision (the
“Basel Committee”) has issued new capital, leverage and liquidity standards, known as “Basel III,” which U.S. banking regulators are expected to introduce in the U.S. The Financial Stability Board and the Basel Committee are also developing standards designed to apply to systemically important financial institutions, such as the Company. In addition, initiatives are under way in the European Union and Japan, among other jurisdictions, that would require centralized clearing, reporting and recordkeeping with respect to various kinds of financial transactions and other regulatory requirements that are in some cases similar to those required under the Dodd-Frank Act.

It is likely that the year 2011 and subsequent years will see further material changes in the way major financial institutions are regulated in both the U.S. and other markets in which the Company operates, though it is difficult to predict which further reform initiatives will become law, how such reforms will be implemented or the exact impact they will have on the
Company’s business, financial condition, results of operations and cash flows for a particular future period.

Financial Holding Company.

The Company has operated as a bank holding company and financial holding company under the BHC Act since September 2008. Effective July 22, 2010, as a bank holding company with $50 billion or more in consolidated assets, the Company became subject to the new systemic risk regime established by the Dodd-Frank Act. It is not yet clear how the regulators will apply the heightened prudential standards on systemically important firms such as the
Company.

Consolidated Supervision.

On the bank holding company level, the Company is subject to the comprehensive consolidated supervision, regulation and examination by the Federal Reserve. As a result of the Dodd-Frank Act, the Federal Reserve also gains heightened authority to examine, prescribe regulations and take action with respect to all of the Company’s subsidiaries. In addition, a new consumer protection agency, the Bureau of Consumer Financial Protection, will have exclusive rulemaking and primary enforcement and examination authority over the Company and its subsidiaries with respect to federal consumer financial laws to the extent applicable.

Because the Company is subject to the systemic
risk regime, it is now also subject to the expanded systemic risk powers of the Federal Reserve, including the Federal Reserve’s rulemaking in the area of heightened prudential standards and other requirements under the systemic risk regime. A new systemic risk oversight body, the Financial Stability Oversight Council (the “Council”), can recommend prudential standards, reporting and disclosure requirements to the Federal Reserve with applicability to financial institutions such as the Company, and must approve any finding by the Federal Reserve that a systemically important financial institution poses a grave threat to financial stability and must undertake mitigating actions. The Council is also empowered to designate systemically important payment, clearing and settlement activities of financial institutions, subjecting them to prudential supervision and regulation, and, assisted by the new Office of Financial Research within the U.S. Department of the Treasury
(“U.S. Treasury”) (established by the Dodd-Frank Act), can gather data and reports from financial institutions, including the Company. See also “—Systemic Risk Regime” below.

Scope of Permitted Activities.    As a
financial holding company, Morgan Stanley is currently able to engage in any activity that is financial in nature or incidental to a financial activity, as defined in accordance with the BHC Act. Unless otherwise required by the Federal Reserve, the
Company is permitted to begin any new financial activity, and generally may acquire any company engaged in any financial activity, as long as it provides after–the–fact notice of such new activity or investment to the Federal Reserve.

The Company is, however, subject to prior notice or approval requirements of the Federal Reserve in respect of certain types of transactions, including for the acquisition of more than 5% of any class of voting stock of a U.S. depository institution or depository institution holding company, and, since July
2010, also for certain acquisitions of non-bank financial companies with $10 billion or more in total consolidated assets. The Company’s ability, as a financial holding company, to engage in certain merger transactions could also be impacted by approval requirements on a potentially broader set of transactions that will take effect in July 2011, by a new financial stability factor the Federal Reserve must consider in approving certain transactions, and by concentration limits, to be implemented by October 2011, limiting mergers and acquisitions resulting in control of more than 10% of all consolidated financial liabilities in the U.S. The Dodd-Frank Act will also place heightened requirements on the Company’s ability to acquire control of a bank.

The BHC Act gave the Company two years
after becoming a financial holding company to conform its existing non-financial activities and investments to the requirements of the BHC Act, with the possibility of three one-year extensions for a total grace period of up to five years. The
Company has requested and obtained an extension in order to conform a limited set of activities and make certain divestments. The BHC Act also grandfathers any “activities related to the trading, sale or investment in commodities and underlying physical properties,” provided that the Company was engaged in “any of such activities as of September 30, 1997 in the United States” and provided that certain other conditions that are within the Company’s reasonable control are satisfied. If the Federal Reserve were to determine that any of the Company’s commodities activities did not qualify for the BHC Act grandfather exemption, then the Company would likely be required to divest any such activities that did not otherwise conform to the BHC Act by the end of any extensions of the grace period. The Company does not believe that any such required divestment would have a material adverse impact on its results of operations, cash flows or financial condition.

In order to maintain its status as a financial holding
company, Morgan Stanley must satisfy certain requirements, including the requirement that its depository institution subsidiaries remain well capitalized and well managed.

9

Under current regulations implemented by the Federal Reserve, if any depository institution controlled by a financial holding company no longer meets certain capital or management standards, the
Federal Reserve may impose corrective capital and/or managerial requirements on the parent financial holding company and place limitations on its ability to make acquisitions or otherwise conduct the broader financial activities permissible for financial holding companies. In addition, as a last resort if the deficiencies persist, the Federal Reserve may order a financial holding company to cease the conduct of or to divest those businesses engaged in activities other than those permissible for bank holding companies that are not financial holding companies. Under the Dodd-Frank Act, beginning in July 2011, the financial holding company status will also depend on remaining well capitalized and well managed at the holding company level. See also “—Capital Standards” below.

Current regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act of 1977, the Federal Reserve must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies.

Activities Restrictions under
the Volcker Rule.    A provision of the Dodd-Frank Act (the “Volcker Rule”) will, over time, prohibit the Company and its subsidiaries from engaging in “proprietary trading,” as defined by the regulators. The Volcker Rule will also require banking entities to either restructure or unwind certain relationships with “hedge funds” and “private equity funds,” as such terms are defined in the Volcker Rule and by the regulators. Regulators are required to issue regulations implementing the substantive Volcker Rule provisions during the course of 2011. The Volcker Rule is expected to become effective in July 2012, and banking entities will then have a two-year transition period to come into compliance with the Volcker Rule, subject to certain available extensions.

While full compliance with the Volcker Rule will likely only be required by July 2014, subject to extensions, the Company’s business and operations are expected to be impacted earlier, as operating models, investments and legal structures must be reviewed and gradually adjusted to the new legal environment. The Company has begun a review of its private equity fund, hedge fund and proprietary trading operations; however, it is too early to predict how the Volcker Rule may impact the Company’s businesses.

Systemic Risk Regime.    The Dodd-Frank Act establishes a new regulatory framework applicable to financial institutions deemed to pose systemic risks. Bank holding companies with $50 billion or more in consolidated assets, such as the Company, became automatically subject to the systemic risk regime in July 2010.

Under the systemic risk regime, the Federal Reserve must establish enhanced risk-based capital, leverage capital and liquidity requirements. These requirements have to be more stringent than standards for institutions that do not pose systemic risks. Those more broadly applicable U.S. capital and leverage standards will become significantly more onerous, and will be supplemented by liquidity requirements, such as those promulgated by the Basel Committee. The enhanced capital, leverage and liquidity standards under the systemic risk regime are expected to place additional demands, beyond those under Basel III, on systemically important financial institutions including the Company. The exact form, scale and timing of introduction of any such enhanced requirements are unclear and will have to be established by rulemaking. The Financial Stability Board has also announced that it will, together with national authorities, determine in 2011 which financial institutions are “clearly systemic to the global financial system” (“G-SIFIs”), and recommend an additional degree of loss absorbency for these institutions. A peer review council will be established with the aim of ensuring consistent application of measures across G-SIFIs in light of the risks they pose.

The systemic risk regime calls for the establishment of extensive, rapid and orderly resolution plans (“resolution plans”). The establishment and maintenance of resolution plans requires systemically important financial institutions, including the Company, to analyze and provide substantial amounts of information regarding their legal entity structure, assets, liabilities, security arrangements and major counterparties and could entail significant restructuring of operations. The Federal Reserve and the Federal Deposit Insurance Corporation (the
“FDIC”) will review resolution plans for adequacy and, if they are found to be inadequate, can require changes in

10

business operations and corporate structure, impose more stringent requirements or restrictions, including more stringent capital requirements or restrictions on growth, and may require divestments of operations or assets as a last resort. The specific requirements of resolution plans will be developed through Federal Reserve and FDIC rulemaking.

Systemically important financial institutions are made subject to an early remediation regime to address financial distress, which will include measures ranging from limits on capital distributions, acquisitions and asset growth, to capital restoration plans and capital-raising requirements, and the details of which will be established by rulemaking. It is currently unclear how regulators will define “financial distress,” thereby determining at what level of capital deficiency or other signs of distress the foregoing restrictions would set in. In addition, for institutions posing a grave threat to U.S. financial stability, the Federal Reserve, upon Council vote, must limit that institution’s ability to merge, restrict its ability to offer financial products, require it to terminate activities, impose conditions on activities or, as a last resort, require it to dispose of assets. Upon a grave threat determination by the Council, the Federal Reserve must issue rules that require financial institutions subject to the systemic risk regime to maintain a debt-to-equity ratio of no more than 15-to-1 if the Council considers it necessary to mitigate the risk.

Under the systemic risk regime, the Company will be required to conduct regular internal stress tests, and the Company must also submit to annual stress tests conducted by the Federal Reserve, a summary of which will be published. Implementing regulation must be issued by January 2012. The systemic risk regime also calls for heightened risk management standards and credit exposure reporting and, effective by July 2013 at the earliest, for limits on the concentration of risk and credit exposure to non-affiliates. The Federal Reserve also has the ability to establish further standards, including those regarding contingent capital, enhanced public disclosures, required risk committee of the board, and limits on short-term debt, including off-balance sheet exposures.

See also “—Capital Standards” and “—Orderly Liquidation Authority” below.

Capital Standards.    The Federal Reserve establishes capital requirements for the Company and evaluates its compliance with such capital requirements. The Office of the Comptroller of the Currency (the “OCC”) establishes similar capital requirements and standards for the Company’s national bank subsidiaries.

Current U.S. risk-based capital and leverage guidelines require the
Company’s capital-to-assets ratios to meet certain minimum standards. Under the current guidelines, in order for the Company to remain a financial holding company its bank subsidiaries must qualify as “well capitalized” and “well managed” by maintaining a total capital ratio (total capital to risk-weighted assets) of at least 10% and a Tier 1 capital ratio of at least 6%. Beginning in July 2011, as required by the Dodd-Frank Act, the capital standards currently applicable to the Company’s bank subsidiaries will apply directly to the Company, as a holding company, and require it to remain “well capitalized” and “well managed” to maintain its status as a financial holding company.
Under current standards, the Federal Reserve may require the Company and its peer financial holding companies to maintain risk-based and leverage capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and their particular condition, risk profile and growth plans. The Company expects that the new “well capitalized” requirement under the Dodd-Frank Act will similarly be established in excess of minimum capital requirements applicable to bank holding companies.

The Company calculates its
capital ratios and risk-weighted assets in accordance with the capital adequacy standards for financial holding companies adopted by the Federal Reserve. These standards are based upon a framework described in the “International Convergence of
Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as “Basel I.” At December 31, 2010, the Company was in compliance with Basel I capital requirements. See also Management’s Discussion and
Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Regulatory Requirements” in Part II, Item 7 herein.

In December 2007, the U.S. banking regulators published final U.S. implementing regulation incorporating the Basel II Accord, which requires internationally active banking organizations, as well as certain of their U.S. bank subsidiaries, to implement Basel II standards over the next several years. The timeline set out in December 2007 for the implementation of Basel II in the U.S. may be impacted by the developments concerning Basel III described below. Starting July 2010, the Company has been reporting on a parallel basis under the current regulatory capital regime (Basel I) and Basel II, which, as currently scheduled, will be followed by a three-year transitional period. In addition, under a provision of the Dodd-Frank Act, capital standards generally applicable to U.S. banks will serve to establish minimum Tier 1 and total capital requirements more broadly, including for bank holding companies such as the Company that otherwise apply different capital standards set by the Federal Reserve. In effect, those generally applicable capital standards, which are currently based on Basel I standards but may themselves change over time, would serve as a permanent floor to minimum capital requirements calculated under the Basel II standard the Company is currently required to implement, as well as future capital standards.

Basel III contains new standards that will raise the quality of capital banking institutions must hold, strengthen the risk-weighted asset base and introduce a leverage ratio as a supplemental measure to the risk-based capital ratios. Basel III includes a new capital conservation buffer, which imposes a common equity requirement above the new minimum that can be depleted under stress, subject to restrictions on capital distributions, and a new countercyclical buffer, which regulators can activate during periods of excessive credit growth in their jurisdiction.
The use of certain capital instruments, such as trust preferred securities, as Tier 1 capital components will be phased out. Basel III also introduces new liquidity measures designed to monitor banking institutions for their ability to meet short-term cash flow needs and to address longer-term structural liquidity mismatches.

National implementation of Basel III risk-based capital requirements, including by U.S. regulators, will begin in 2013, and many of the requirements will be subject to extended phase-in periods. Once fully implemented, the capital requirements would include a new minimum Tier 1 common equity ratio of 4.5%, a minimum Tier 1 equity ratio of 6%, and the minimum total capital ratio which would remain at 8.0% (plus a 2.5% capital conservation buffer consisting of common equity in addition to these ratios). Despite extended phase-in periods, the Company expects some of the new capital requirements to become relevant sooner. For example, on November 17, 2010, the Federal Reserve announced that it will require large U.S. bank holding companies to submit capital plans that show, among other things, the ability to meet Basel III capital requirements over time, and the Company submitted its capital plan to the Federal Reserve on
January 7, 2011 in response to such requirements. The Federal Reserve will evaluate capital plans that include a request to increase common stock dividends, implement stock repurchase programs, or redeem or repurchase capital instruments.

Concurrently with implementing regulations concerning Basel III,
U.S. banking regulators will implement provisions of the Dodd-Frank Act with effect on capital and related requirements, including heightened capital and liquidity requirements for financial institutions subject to the systemic risk regime, including the Company, as well as a mandate to make capital requirements countercyclical, and for capital requirements to address risks posed by certain activities. Pursuant to a provision of the Dodd-Frank Act, over time, trust preferred securities will no longer qualify as Tier 1 capital but will qualify only as Tier 2 capital. This change in regulatory capital treatment will be phased in incrementally during a transition period that will start on January 1, 2013 and end on
January 1, 2016. This provision of the Dodd-Frank Act is expected to accelerate the phase-in of disqualification of trust preferred securities provided for by Basel III.

Bank holding companies are also subject to a Tier 1 leverage ratio as defined by the Federal Reserve. Under Federal Reserve rules, the minimum leverage ratio is 3% for bank holding companies, including the Company, that are considered “strong” under Federal Reserve guidelines or which have implemented the Federal
Reserve’s risk-based capital measure for market risk. Basel III introduces internationally a leverage ratio that could result in more stringent capital requirements than the current minimum U.S. leverage ratio. Bank holding companies such as the Company, over a period of time will also be required to satisfy, at a minimum, the leverage capital requirements currently in effect for U.S. banks, which will thereafter serve as an effective floor. Financial institutions subject to the systemic risk regime under the Dodd-Frank Act, including the Company, will also be required to meet as yet unspecified heightened prudential standards, including possibly higher leverage capital requirements.

See also “Management’s Discussion and Analysis of Financial Condition and Results of
Operation—Liquidity and Capital Resources—Regulatory Requirements” in Part II, Item 7 herein.

Orderly Liquidation Authority.    Under the Dodd-Frank Act, financial companies, including bank holding companies such as Morgan Stanley and certain covered subsidiaries, can be subjected to a new orderly liquidation authority. The U.S. Treasury must first make certain extraordinary financial distress and systemic risk determinations. Absent such U.S. Treasury determinations, Morgan Stanley as a bank holding company would remain subject to the U.S. Bankruptcy Code.

The orderly
liquidation authority went into effect in July 2010, but rulemaking is required to render it fully operative. If the Company were subjected to the orderly liquidation authority, the FDIC would be appointed receiver, which would give the FDIC considerable rights and powers that it must exercise with the goal of liquidating and winding up the Company, including (i) the FDIC’s right to assign assets and liabilities and transfer some to a third party or bridge financial company without the need for creditor consent or prior court review; (ii) the ability of the FDIC to differentiate among creditors in exercising its cherry-picking powers, including by treating junior creditors better than senior creditors, subject to a minimum recovery right to receive at least what they would have received in bankruptcy liquidation; and (iii) the broad powers given the FDIC to administer the claims process to determine which creditor receives what, and in which order, from assets not transferred to a third party or bridge financial institution.

The FDIC can provide a broad range of financial assistance for the resolution process, and, if it does so, it must ensure that unsecured creditors bear losses up to the amount they would have suffered in liquidation (or as otherwise determined by the FDIC), and that management or board members of the financial company responsible for the failed condition are removed. Amounts owed to the U.S. are generally given priority over claims of general creditors. In addition, to the extent the FDIC funds the liquidation of a financial company with borrowings from the U.S. Treasury, it is authorized to assess claimants that receive benefits in excess of their claims in a bankruptcy liquidation, as well as systemically important or other large financial institutions, to repay such borrowings.

A number of creditor rights in the orderly liquidation authority have been modeled after the Bankruptcy Code, and the FDIC must promulgate implementing regulation in a manner that further reduces the gap in treatment between the two regimes and increases legal certainty. However, the orderly resolution authority is untested and differs in material respects from the Bankruptcy Code, including in the broad powers granted to the FDIC as receiver. As a result, the Company cannot exclude the possibility that shareholders, creditors and other counterparties of the Company and similarly situated financial companies will reassess the credit risk posed by the possibility that the Company could be subjected to the orderly liquidation authority, and could seek to be compensated for any perceived risk of greater credit losses in such event.

In addition to the orderly liquidation authority, the Dodd-Frank Act also eliminates some of the regulatory authorities used in the recent financial crisis to intervene and support individual financial institutions. As a result of these developments, credit rating agencies have announced that they would review financial institutions’ ratings to potentially adjust the previously assumed level of government support as a factor in their ratings. These developments may have potential negative implications for such institutions’ ratings to the extent the credit rating agencies’ assessment of the impact of systemic risk regulation on the assumed level of government support negatively influences the Company’s credit ratings, that in turn could negatively impact the Company’s funding costs. See also “Management’s Discussion and Analysis of
Financial Condition and Results of Operation—Liquidity and Capital Resources—Credit Ratings” in Part II, Item 7 herein.

Dividends.    In addition to certain dividend restrictions that apply by law to certain of the Company’s subsidiaries, as described below, the OCC, the Federal Reserve and the FDIC have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise, including the Company, MSBNA and other depository institution subsidiaries of the Company, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. It is Federal Reserve policy that bank holding companies should generally pay dividends on common stock only out of income available from the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also Federal Reserve policy that bank holding companies should not maintain dividend levels that undermine the company’s ability to be a source of strength to its banking subsidiaries. Under the Dodd-Frank Act, all companies that own or control an insured depository institution will be required to serve as a source of strength to such institution; i.e., be able to provide financial assistance to such institution when it experiences financial distress. Implementing regulations must be issued by July 2012. Like the Federal Reserve policy currently in place, as well as periodic stress tests, the new statutory source of strength requirement could influence the Company’s ability to pay dividends, or require it to provide capital assistance to MSBNA or Morgan Stanley Private Bank, National Association (“MS Private Bank”) (formerly Morgan
Stanley Trust FSB) under circumstances under which the Company would not otherwise decide to do so.

See also “—Capital Standards” above.

U.S. Bank Subsidiaries.

U.S. Banking Institutions.    MSBNA, primarily a wholesale commercial bank, offers consumer lending and commercial lending services in addition to deposit products. As an
FDIC-insured national bank, MSBNA is subject to supervision, regulation and examination by the OCC.

MS Private Bank conducts certain mortgage lending activities primarily for customers of its affiliate retail broker Morgan Stanley Smith Barney LLC (“MSSB LLC”). MS Private Bank also offers certain deposit products. It changed its charter to a national association on July 1, 2010, and is an FDIC-insured national bank whose activities are subject to supervision, regulation and examination by the OCC.

Morgan Stanley Trust National Association is a non-depository national bank whose activities are limited to fiduciary and custody activities, primarily personal trust and prime brokerage custody services. It is subject to supervision, regulation and examination by the OCC. Morgan Stanley Trust National Association is not
FDIC-insured.

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
Current regulations generally apply only to insured banks and thrifts such as MSBNA or MS Private Bank and not to their parent holding companies, such as Morgan Stanley. The Federal Reserve is, however, subject to limitations, authorized to take appropriate action at the holding company level. In addition, under the systemic risk regime, the Company will become subject to an early remediation protocol in the event of financial distress. The Dodd-Frank Act also calls for a study on the effectiveness of, and improvements to, the prompt corrective action regime, which may in the future result in substantial revisions to the prompt corrective action framework.

Transactions with Affiliates.    The
Company’s U.S. subsidiary banks are subject to Sections 23A and 23B of the Federal Reserve Act, which impose restrictions on any extensions of credit to, purchase of assets from, and certain other transactions with, any affiliates. These restrictions include limits on the total amount of credit exposure that they may have to any one affiliate and to all affiliates, as well as collateral requirements, and they require all such transactions to be made on market terms. Under the
Dodd-Frank Act, the affiliate transaction limits will be substantially broadened. Implementing rulemaking is called for by July 2012. At that time, the Company’s U.S. banking subsidiaries will also become subject to more onerous lending limits.
Both reforms will place limits on the Company’s U.S. banking subsidiaries’ ability to engage in derivatives, repurchase agreements and securities lending transactions with other affiliates of the Company.

FDIC Regulation.    An FDIC–insured depository institution is
generally liable for any loss incurred or expected to be incurred by the FDIC in connection with the failure of an insured depository institution under common control by the same bank holding company. As FDIC-insured depository institutions, MSBNA and MS Private Bank are exposed to each other’s losses. In addition, both institutions are exposed to changes in the cost of FDIC insurance. In 2010, the FDIC adopted a restoration plan to replenish the reserve fund over a multi-year period.
Under the Dodd-Frank Act, some of the restoration must be paid for exclusively by large depository institutions, including MSBNA, and assessments are calculated using a new methodology that generally favors banks that are mostly funded by deposits.

Institutional Securities and Global Wealth Management Group.

Broker-Dealer
Regulation.    The Company’s primary U.S. broker-dealer subsidiaries, MS&Co. and MSSB LLC, are registered broker-dealers with the SEC and in all 50 states, the District of Columbia, Puerto Rico and the U.S.
Virgin Islands, and are members of various self-regulatory organizations, including the Financial Industry Regulatory Authority, Inc. (“FINRA”), and various securities exchanges and clearing organizations. In addition, MS&Co. and MSSB
LLC are registered investment advisers with the SEC. Broker-dealers are subject to laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customers’ funds and securities, capital structure, recordkeeping and retention, and the conduct of their directors, officers, representatives and other associated persons. Broker-dealers are also regulated by securities administrators in those states where they do business. Violations of the laws and regulations governing a broker-dealer’s actions could result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences by both federal and state securities administrators.

The Dodd-Frank Act includes various provisions that affect the regulation of broker-dealer sales practices and customer relationships. For example, the Dodd-Frank Act provides the SEC authority (which the SEC has not yet exercised) to adopt a fiduciary duty applicable to broker-dealers when providing personalized investment advice to retail customers and creates a new category of regulation for “municipal advisors,” which are subject to a fiduciary duty with respect to certain activities. In addition, the U.S. Department of Labor has proposed revisions to the regulations under the Employee Retirement Income Security Act of 1974 (“ERISA”) that, if adopted, would potentially broaden the category of conduct that could be regarded as “investment advice” under ERISA and could subject broker-dealers to ERISA’s fiduciary duty and prohibited transaction rules with respect to a wider range of interactions with their customers. These developments may impact the manner in which affected businesses are conducted, decrease profitability and increase potential liabilities. The Dodd-Frank Act also provides the SEC authority (which the SEC also has not exercised) to prohibit or limit the use of mandatory arbitration pre-dispute agreements between a broker-dealer and its customers. If the SEC exercises its authority under this provision, it may materially increase litigation costs.

Margin lending by broker-dealers is regulated by the Federal Reserve’s restrictions on lending in connection with customer and proprietary purchases and short sales of securities, as well as securities borrowing and lending activities. Broker-dealers are also subject to maintenance and other margin requirements imposed under FINRA and other self-regulatory organization rules. In many cases, the Company’s broker-dealer subsidiaries’ margin policies are more stringent than these rules.

As registered U.S. broker-dealers, certain subsidiaries of the Company are subject to the SEC’s net capital rule and the net capital requirements of various exchanges, other regulatory authorities and self-regulatory organizations. Many non-U.S. regulatory authorities and exchanges also have rules relating to capital and, in some cases, liquidity requirements that apply to the Company’s non-U.S. broker-dealer subsidiaries. These rules are generally designed to measure general financial integrity and/or liquidity and require that at least a minimum amount of net and/or more liquid assets be maintained by the subsidiary. See also “Consolidated Supervision” and
“Capital Standards” above. Rules of FINRA and other self-regulatory organizations also impose limitations and requirements on the transfer of member organizations’ assets.

Compliance with regulatory capital liquidity requirements may limit the Company’s operations requiring the intensive use of capital. Such requirements restrict the Company’s ability to withdraw capital from its broker-dealer subsidiaries, which in turn may limit its ability to pay dividends, repay debt, or redeem or purchase shares of its own outstanding stock. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital liquidity requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect the Company’s ability to pay dividends or to expand or maintain present business levels. In addition, such rules may require the Company to make substantial capital liquidity infusions into one or more of its broker-dealer subsidiaries in order for such subsidiaries to comply with such rules.

MS&Co. and MSSB LLC are members of the Securities Investor Protection Corporation (“SIPC”), which provides protection for customers of broker-dealers against losses in the event of the insolvency of a broker-dealer. SIPC protects customers’ eligible securities held by a member broker-dealer up to $500,000 per customer for all accounts in the same capacity subject to a limitation of $250,000 for claims for uninvested cash balances. To supplement this SIPC coverage, each of MS&Co. and MSSB LLC have purchased additional protection for the benefit of their customers in the form of an annual policy issued by certain underwriters and various insurance companies that provides protection for each eligible customer above SIPC limits subject to an aggregate firmwide cap of $1 billion with no per client sublimit for securities and a $1.9 million per client limit for the cash portion of any remaining shortfall. As noted under “Systemic Risk Regime,” the Dodd-Frank Act contains special provisions for the orderly liquidation of covered broker-dealers (which could potentially include MS&Co. and/or MSSB LLC). While these provisions are generally intended to provide customers of covered broker-dealers with protections at least as beneficial as they would enjoy in a broker-dealer liquidation proceeding under the Securities Investor Protection Act, the details and implementation of such protections are subject to further rulemaking. In addition, as noted under “Systemic Risk Regime,” the orderly liquidation provisions of Dodd-Frank could affect the nature, priority and enforcement process for other creditor claims against a covered broker-dealer, which could have an impact on the manner in which creditors and potential creditors extend credit to covered broker-dealers or the amount of credit that they extend.

The SEC is also undertaking a review of a wide range of equity market structure issues. As a part of this review, the SEC has proposed various rules regarding market transparency, and has adopted rules requiring broker-dealers to maintain risk management controls and supervisory procedures with respect to providing access to securities markets. In addition, in an effort to prevent volatile trading, self-regulatory organizations have adopted trading pauses with respect to certain securities. It is possible that the SEC or self-regulatory organizations could propose or adopt additional market structure rules in the future. Moreover, compliance is required with respect to a new short sale uptick rule as of February 28, 2011, which will limit the ability to sell short securities that have experienced specified price declines.

The provisions, new rules and proposals discussed above could result in increased costs and could otherwise adversely affect trading volumes and other conditions in the markets in which we operate.

Regulation of Registered Futures Activities.    As registered futures commission merchants, MS&Co. and MSSB LLC are subject to net capital requirements of, and their activities are regulated by, the U.S. Commodity Futures Trading Commission (the “CFTC”) and various commodity futures exchanges. The Company’s futures and options-on-futures businesses also are regulated by the National Futures Association (“NFA”), a registered futures association, of which MS&Co. and MSSB LLC and certain of their affiliates are members. These regulatory requirements differ for clearing and non-clearing firms, and they address obligations related to, among other things, the registration of the futures commission merchant and certain of its associated persons, membership with the NFA, the segregation of customer funds and the holding apart of a secured amount, the receipt of an acknowledgment of certain written risk disclosure statements, the receipt of trading authorizations, the furnishing of daily confirmations and monthly statements, recordkeeping and reporting obligations, the supervision of accounts and antifraud prohibitions. Among other things, the NFA has rules covering a wide variety of areas such as advertising, telephone solicitations, risk disclosure, discretionary trading, disclosure of fees, minimum capital requirements, reporting and proficiency testing. MS&Co. and MSSB LLC have affiliates that are registered as commodity trading advisers and/or commodity pool operators, or are operating under certain exemptions from such registration pursuant to CFTC rules and other guidance. Under CFTC and NFA rules, commodity trading advisers who manage accounts must distribute disclosure documents and maintain specified records relating to their activities, and clients and commodity pool operators have certain responsibilities with respect to each pool they operate. For each pool, a commodity pool operator must prepare and distribute a disclosure document; distribute periodic account statements; prepare and distribute audited annual financial reports; and keep specified records concerning the participants, transactions and operations of each pool, as well as records regarding transactions of the commodity pool operator and its principals. Violations of the rules of the CFTC, the NFA or the commodity exchanges could result in remedial actions, including fines, registration restrictions or terminations, trading prohibitions or revocations of commodity exchange memberships.

Derivatives
Regulation.    Through the Dodd-Frank Act, the Company will face a comprehensive U.S. regulatory regime for its activities in certain over-the-counter derivatives. The regulation of “swaps” and
“security-based swaps” (collectively, “Swaps”) in the U.S. will be effected and implemented through CFTC, SEC and other agency regulations, which are required to be adopted by July 2011.

The Dodd-Frank Act requires, with limited exceptions, central clearing of certain types of Swaps and also mandates that trading of such Swaps, with limited exceptions, be done on regulated exchanges or execution facilities. As a result, market participants, including the Company’s entities engaging in Swaps, will have to centrally clear and trade on an exchange or execution facility certain Swap transactions that are currently uncleared and executed bilaterally. Also, the Dodd-Frank Act requires the registration of “swap dealers” and “major swap participants” with the CFTC and “security-based swap dealers” and “major security-based swap participants” with the SEC (collectively, “Swaps Entities”). Certain subsidiaries of the Company will likely be required to register as a swap dealer and security-based swap dealer and it is possible some may register as a major swap participant and major security-based swap participant.

Swap Entities will be subject to a comprehensive regulatory regime with respect to the Swap activities for which they are registered. For example, Swaps Entities will be subject to a capital regime, a margin regime for uncleared Swaps and a segregation regime for collateral of counterparties to uncleared Swaps. Swaps
Entities also will be subject to business conduct and documentation standards with respect to their Swaps counterparties. Furthermore, Swaps Entities will be subject to significant operational and governance requirements, including reporting and recordkeeping, maintenance of daily trading records, creation of audit trails, monitoring procedures, risk management, conflicts of interest and the requirement to have a chief compliance officer, among others. It is currently unclear to what extent regulation of Swaps Entities might also bring certain activities of the affiliates of such a Swaps Entity under the oversight of the Swaps Entity’s regulator.

The specific parameters of these Swaps Entities requirements are being developed through CFTC, SEC and bank regulator rulemakings. Until such time as final rules are adopted, the extent of the regulation Morgan Stanley entities required to register will face remains unclear. It is likely, however, that, regardless of the final rules adopted, the Company will face increased costs due to the registration and regulatory requirements listed above. Complying with the proposed regulation of Swaps Entities could require the Company to restructure its Swaps businesses, require extensive systems changes, require personnel changes, and raise additional potential liabilities and regulatory oversight. Compliance with Swap-related regulatory capital requirements may require the Company to devote more capital to its
Swaps business. The Dodd-Frank Act requires reporting of Swap transactions, both to regulators and publicly, under rules and regulations currently being proposed by the CFTC and the SEC, and the extent of these reporting requirements will not be clear until final rules are adopted.

The Dodd-Frank Act also
requires certain entities receiving customer collateral for cleared Swaps to register with the CFTC as a futures commission merchant or with the SEC as a broker, dealer or security-based swap dealer, as appropriate to the type of activity, and to follow certain segregation requirements for customer collateral. Futures commission merchants and broker-dealers face their own comprehensive regulatory regimes administered by the CFTC and SEC, respectively. The Dodd-Frank Act also requires adoption of rules regarding position limits, large trader reporting regimes, CFTC whistleblower protection, compensation requirements and anti-fraud and anti-manipulation requirements related to activities in Swaps.

The European Union is in the process of establishing its own set of OTC derivatives regulations, and has published a proposal known as the European Market Infrastructure Regulation. Aspects of the regulation, including the scope of derivatives covered, and mandatory clearing and reporting requirements, are likely to be substantially similar to derivatives regulation under the Dodd-Frank Act. It is unclear at present how European and U.S. derivatives regulation will interact.

Regulation of Certain Commodities Activities.    The Company’s commodities activities are subject to extensive and evolving energy, commodities, environmental, health and safety and other governmental laws and regulations in the U.S. and abroad. Intensified scrutiny of certain energy markets by U.S. federal, state and local authorities in the U.S. and abroad and by the public has resulted in increased regulatory and legal enforcement and remedial proceedings involving energy companies, including those engaged in power generation and liquid hydrocarbons trading. Terminal facilities and other assets relating to the Company’s commodities activities also are subject to environmental laws both in the U.S. and abroad. In addition, pipeline, transport and terminal operations are subject to state laws in connection with the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent wastes for disposal. See also “—Scope of Permitted Activities” above.

The Dodd-Frank Act provides the CFTC with additional authority to adopt position limits with respect to certain futures or options on futures, and the CFTC has proposed to adopt such limits. New position limits may affect trading strategies and affect the profitability of various businesses and transactions.

Non-U.S. Regulation.    The Company’s
businesses also are regulated extensively by non-U.S. regulators, including governments, securities exchanges, commodity exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which the
Company maintains an office. Certain Morgan Stanley subsidiaries are regulated as broker-dealers under the laws of the jurisdictions in which they operate. Subsidiaries engaged in banking and trust activities outside the U.S. are regulated by various government agencies in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activity. For instance, the U.K. Financial Services Authority (“FSA”) and several U.K. securities and futures exchanges, including the London Stock Exchange and Euronext.liffe, regulate the Company’s activities in the U.K.; the Deutsche Bôrse AG and the Bundesanstalt für Finanzdienstleistungsaufsicht (the Federal Financial Supervisory
Authority) regulate its activities in the Federal Republic of Germany; Eidgenôssische Finanzmarktaufsicht regulates its activities in Switzerland; the Financial Services Agency, the Bank of Japan, the Japanese Securities Dealers Association
and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, the Osaka Securities Exchange and the Tokyo International Financial Futures Exchange, regulate its activities in Japan; the Hong Kong Securities and Futures
Commission and the Hong Kong Exchanges and Clearing Limited regulate its operations in Hong Kong; and the Monetary Authority of Singapore and the Singapore Exchange Limited regulate its business in Singapore.

Asset Management.

Many of the subsidiaries engaged in the Company’s asset management activities are registered as investment advisers with the SEC and, in certain states, some employees or representatives of subsidiaries are registered as investment adviser representatives. Many aspects of the Company’s asset management activities are subject to federal and state laws and regulations primarily intended to benefit the investor or client. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its asset management activities in the event that it fails to comply with such laws and regulations. Sanctions that may be imposed for such failure include the suspension of individual employees, limitations on the Company engaging in various asset management activities for specified periods of time or specified types of clients, the revocation of registrations, other censures and significant fines. As a result of the passage of the Dodd-Frank Act, the Company’s asset management activities will be subject to certain additional laws and regulations, including, but not limited to, additional reporting and recordkeeping requirements, restrictions on sponsoring or investing in, or maintaining certain other relationships with, hedge funds and private equity funds under the Volcker Rule (subject to certain limited exceptions) and certain rules and regulations regarding trading activities, including trading in derivatives markets. Many of these new requirements may increase the expenses associated with the Company’s asset management activities and/or reduce the investment returns the
Company is able to generate for its asset management clients. Many important elements of the Dodd-Frank Act will not be known until rulemaking is finalized and certain final regulations are adopted. See also “—Activities Restrictions under the Volcker Rule” and “—Derivatives Regulation” above.

The Company’s Asset Management business is also regulated outside the U.S. For example, the FSA regulates the Company’s business in the U.K.; the Financial Services Agency regulates the
Company’s business in Japan; the Securities and Exchange Board of India regulates the Company’s business in India; and the Monetary Authority of Singapore regulates the Company’s business in Singapore.

Anti-Money Laundering.

The Company’s Anti-Money Laundering (“AML”) program is
coordinated on an enterprise-wide basis. In the U.S., for example, the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (the “BSA/USA PATRIOT Act”), imposes significant obligations on financial institutions to detect and deter money laundering and terrorist financing activity, including requiring banks, bank holding company subsidiaries, broker-dealers, futures commission merchants, and mutual funds to verify the identity of customers that maintain accounts. The BSA/USA
PATRIOT Act also mandates that financial institutions have policies, procedures and internal processes in place to monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. A financial institution subject to the BSA/USA PATRIOT Act also must designate a BSA/AML compliance officer, provide employees with training on money laundering prevention, and undergo an annual, independent audit to assess the effectiveness of its AML program. Outside the U.S., applicable laws, rules and regulations similarly require designated types of financial institutions to implement AML programs. The Company has implemented policies, procedures and internal controls that are designed to comply with all applicable AML laws and regulations. The Company has also implemented policies, procedures, and internal controls that are designed to comply with the regulations and economic sanctions programs administered by the U.S. Treasury’s Office of Foreign Assets
Control (“OFAC”), which enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on external threats to the U.S. foreign policy, national security, or economy, by other governments, or by global or regional multilateral organizations.

Anti-Corruption.

The Company is subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. The Company is also subject to applicable anti-corruption laws in the jurisdictions in which it operates. The Company has implemented policies, procedures, and internal controls that are designed to comply with the FCPA and other applicable anti-corruption laws, rules, and regulations in the jurisdictions in which it operates.

Protection of Client
Information.

Many aspects of the Company’s business are
subject to legal requirements concerning the use and protection of certain customer information, including those adopted pursuant to the Gramm-Leach-Bliley Act and the Fair and Accurate Credit Transactions Act of 2003 in the U.S., the European Union
(“EU”) Data Protection Directive in

the EU and various laws in Asia, including the Japanese Personal Information (Protection) Law, the Hong Kong Personal Data (Protection) Ordinance and the Australian Privacy Act. The Company has
adopted measures designed to comply with these and related applicable requirements in all relevant jurisdictions.

Research.

Both U.S. and non-U.S. regulators continue to focus on research conflicts of interest. Research-related regulations have been implemented in many jurisdictions. New and revised requirements resulting from these regulations and the global research settlement with U.S. federal and state regulators (to which the Company is a party) have necessitated the development or enhancement of corresponding policies and procedures.

Compensation Practices
and Other Regulation.

The Company’s compensation
practices are subject to oversight by the Federal Reserve. In June 2010, the Federal Reserve and other federal regulators issued final guidance applicable to all banking organizations, including those supervised by the Federal Reserve, promulgated in accordance with compensation principles and standards for banks and other financial companies designed to encourage sound compensation practices established by the Financial Stability Board at the direction of the leaders of the Group of Twenty
Finance Ministers and Central Bank Governors. The guidance was designed to help ensure that incentive compensation paid by banking organizations does not encourage imprudent risk-taking that threatens the organizations’ safety and soundness.
The scope and content of the Federal Reserve’s policies on executive compensation are continuing to develop, and the Company expects that these policies will evolve over a number of years.

The Company is subject to the compensation-related provisions of the
Dodd-Frank Act, which may impact its compensation practices. Pursuant to the Dodd-Frank Act, among other things, federal regulators, including the Federal Reserve, must prescribe regulations to require covered financial institutions, including the
Company, to report the structures of all of their incentive-based compensation arrangements and prohibit incentive-based payment arrangements that encourage inappropriate risks by providing employees, directors or principal shareholders with excessive compensation or that could lead to material financial loss to the covered financial institution. In February 2011, the FDIC was the first federal regulator to propose an interagency rule implementing this requirement. Further, the SEC must direct listing exchanges to require companies to implement policies relating to disclosure of incentive-based compensation that is based on publicly reported financial information and the clawback of such compensation from current or former executive officers following certain accounting restatements.

In
addition to the guidelines issued by the Federal Reserve and referenced above, the Company’s compensation practices may also be impacted by other regulations promulgated in accordance with the Financial Stability Board compensation principles and standards. These standards are to be implemented by local regulators. For instance, in December 2010, the FSA published a policy statement outlining amendments to the Remuneration Code, which governs remuneration of employees at certain banks, to address compensation-related rules under the EU Capital Requirements Directive. In another example, the United Kingdom has implemented a non-deductible 50% tax on certain financial institutions in respect of discretionary bonuses in excess of
£25,000 awarded during the period starting on December 9, 2009 and ending on April 5, 2010 to “relevant banking employees.”

The Dodd-Frank Act also provides a bounty to whistleblowers who present the SEC with information related to securities laws violations that leads to a successful enforcement action. The Dodd-Frank Act requires the SEC to establish a Whistleblower Office to administer the SEC’s whistleblower program, and prohibits retaliation by employers against individuals that provide the SEC with information about potential securities violations. As a result of the potential of a bounty, it is possible the Company could face an increased number of investigations by the SEC.

For a discussion of certain risks relating to the Company’s regulatory environment, see “Risk Factors” herein.

Executive Officers of Morgan Stanley.

The executive officers of Morgan Stanley and their ages and titles as of
February 28, 2011 are set forth below. Business experience for the past five years is provided in accordance with SEC rules.

Francis P. Barron (59).    Chief Legal Officer of Morgan Stanley (since September 2010). Partner at the law firm of Cravath,
Swaine & Moore LLP (December 1985 to August 2010).

Kenneth deRegt (55).    Global Head of Fixed Income Sales and Trading (excluding Commodities) of Morgan Stanley (since January
2011). Chief Risk Officer of Morgan Stanley (February 2008 to January 2011). Managing Director of Aetos Capital, LLC, an investment management firm (December 2002 to February 2008).

Gregory J. Fleming (48).    Executive Vice President and President of Asset Management (since
February 2010) and President of Global Wealth Management of Morgan Stanley (since January 2011). President of Research of Morgan Stanley (February 2010 to January 2011). Senior Research Scholar at Yale Law School and Distinguished Visiting Fellow of
the Center for the Study of Corporate Law at Yale Law School (January 2009 to December 2009). President of Merrill Lynch & Co., Inc. (“Merrill Lynch”) (February 2008 to January 2009). Co-President of Merrill Lynch (May 2007 to
February 2008). Executive Vice President and Co-President of the Global Markets and Investment Banking Group of Merrill Lynch (August 2003 to May 2007).

James P. Gorman (52).    President and Chief Executive Officer and Director of Morgan Stanley (since January 2010) and Chairman of Morgan Stanley Smith Barney (since June 2009). Co-President (December 2007 to December 2009) and Co-Head of Strategic Planning (October 2007 to December 2009). President and Chief Operating Officer of the Global Wealth Management Group (February
2006 to April 2008). Head of Corporate Acquisitions Strategy and Research at Merrill Lynch (July 2005 to August 2005) and President of the Global Private Client business at Merrill Lynch (December 2002 to July 2005).

Keishi Hotsuki (48).    Interim Chief Risk Officer
of Morgan Stanley (since January 2011) and Head of the Market Risk Department of Morgan Stanley (since March 2008). Global Head of Market Risk Management at Merrill Lynch (June 2005 to September 2007). Director of Mitsubishi UFJ Morgan Stanley
Securities Co., Ltd. (since May 2010).

Colm Kelleher
(53).    Executive Vice President and Co-President of Institutional Securities of Morgan Stanley (since January 2010). Chief Financial Officer and Co-Head of Strategic Planning (October 2007 to December 2009). Head of Global
Capital Markets (February 2006 to October 2007). Co-Head of Fixed Income Europe (May 2004 to February 2006).

John J. Mack (66).    Executive Chairman of the Board of Directors of Morgan Stanley (since June 2005). Chief Executive Officer (June 2005 to December 2009). Chairman of Pequot
Capital Management (June 2005). Co-Chief Executive Officer of Credit Suisse Group (January 2003 to June 2004). President, Chief Executive Officer and Director of Credit Suisse First Boston (July 2001 to June 2004). President and Chief Operating
Officer of Morgan Stanley (May 1997 to March 2001).

Ruth Porat
(53).    Executive Vice President and Chief Financial Officer of Morgan Stanley (since January 2010). Vice Chairman of Investment Banking (September 2003 to December 2009). Global Head of Financial Institutions Group
(September 2006 to December 2009) and Chairman of the Financial Sponsors Group (July 2004 to September 2006) within the Investment Banking Division.

James A. Rosenthal (57).    Chief Operating Officer of Morgan Stanley (since January 2011) and Chief Operating Officer of
Morgan Stanley Smith Barney and Head of Corporate Strategy of Morgan Stanley (since January 2010). Head of Firmwide Technology and Operations (March 2008 to January 2010). Chief Financial Officer of Tishman Speyer (May 2006 to March 2008).

Paul J. Taubman (50).    Executive Vice President and Co-President of
Institutional Securities of Morgan Stanley (since January 2010). Global Head of Investment Banking (January 2008 to December 2009). Global Co-Head of Investment Banking (July 2007 to January 2008), Global Head of Mergers and Acquisitions Department
(May 2005 to July 2007) and Global Co-Head of Mergers and Acquisitions Department (December 2003 to May 2005).

Item 1A. Risk
Factors.

Liquidity and Funding Risk.

Liquidity and funding risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. Liquidity and funding risk also encompasses our ability to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern. For more information on how we monitor and manage liquidity and funding risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 herein.

Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations.

Liquidity is essential to our businesses. Our liquidity could be substantially affected negatively by our inability to raise funding in the long-term or short-term debt capital markets or the equity capital markets or our inability to access the secured lending markets. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we incur large trading losses, we are downgraded or put on negative watch by the rating agencies, we suffer a decline in the level of our business activity, regulatory authorities take significant action against us, or we discover significant employee misconduct or illegal activity, among other reasons. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment and trading portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations, cash flows and financial condition.

Our borrowing costs and access to the debt capital markets depend significantly on our credit ratings.

The cost and availability of unsecured financing
generally are dependent on our short-term and long-term credit ratings. Factors that are important to the determination of our credit ratings include the level and quality of our earnings, capital adequacy, liquidity, risk appetite and management, asset quality, business mix and actual and perceived levels of government support.

Our debt ratings also can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as OTC derivative transactions, including credit derivatives and interest rate swaps. In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business segment, we may be required to provide additional collateral to certain counterparties in the event of a credit ratings downgrade. In addition, we may be required to pledge additional collateral to certain exchanges and clearing organizations in the event of a credit ratings downgrade.
The rating agencies are considering the impact of the Dodd-Frank Act’s resolution authority provisions on large banking institutions and it is possible that they could downgrade our ratings and those of similar institutions.

We are a holding company and depend on payments from our subsidiaries.

The parent holding company depends on dividends,
distributions and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, many of our subsidiaries, including our broker-dealer subsidiaries, are subject to laws, regulations and self-regulatory organization rules that authorize regulatory bodies to block or reduce the flow of funds to the parent

holding company, or that prohibit such transfers altogether in certain circumstances. These laws, regulations and rules may hinder our ability to access funds that we may need to make payments on our obligations. Furthermore, as a bank holding company, we may become subject to a prohibition or to limitations on our ability to pay dividends or repurchase our stock. The OCC, the Federal Reserve and the FDIC have the authority, and under certain circumstances the duty, to prohibit or to limit the payment of dividends by the banking organizations they supervise, including us and our bank holding company subsidiaries.

Our liquidity and financial condition have in the past been, and in the future could be, adversely affected by U.S. and international markets and economic conditions.

Our ability to
raise funding in the long-term or short-term debt capital markets or the equity markets, or to access secured lending markets, has in the past been, and could in the future be, adversely affected by conditions in the U.S. and international markets and economy. Global market and economic conditions have been particularly disrupted and volatile during the past three years, with volatility reaching unprecedented levels in the Fall of 2008 and into 2009. In particular, our cost and availability of funding have been, and may in the future be, adversely affected by illiquid credit markets and wider credit spreads. Renewed turbulence in the U.S. and international markets and economy could adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices of commodities or securities, rates, indices, implied volatilities
(the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as liquidity, will result in losses for a position or portfolio. For more information on how we monitor and manage market risk, see “Qualitative and Quantitative Disclosure about Market Risk” in Part II, Item 7A herein.

Our results of operations may be materially affected by market fluctuations and by global and economic conditions and other factors.

Our results of operations may be materially affected by market fluctuations due to global and economic conditions and other factors. The results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including the effect of political and economic conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income and credit markets, including corporate and mortgage (commercial and residential) lending and commercial real estate investments; the impact of current, pending and future legislation (including the
Dodd-Frank Act), regulation (including capital requirements), and legal actions in the U.S. and worldwide; the level and volatility of equity, fixed income and commodity prices and interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to our unsecured short-term and long-term debt; investor sentiment and confidence in the financial markets; the performance of the Company’s acquisitions, joint ventures, strategic alliances or other strategic arrangements (including MSSB and with Mitsubishi UFJ Financial Group, Inc.); our reputation; inflation, natural disasters, and acts of war or terrorism; the actions and initiatives of current and potential competitors and technological changes; or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to our businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an impact on our ability to achieve our strategic objectives.

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

Market volatility, illiquid market conditions and
disruptions in the credit markets have made it extremely difficult to value certain of our securities particularly during periods of market displacement. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require us to take further writedowns in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

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

Concentration of risk may reduce revenues or result in losses in our market-making, investing, block trading, underwriting and lending businesses in the event of unfavorable market movements. We commit substantial amounts of capital to these businesses, which often results in our taking large positions in the securities of, or making large loans to, a particular issuer or issuers in a particular industry, country or region.

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

Credit Risk.

Credit risk refers to the risk of loss arising from borrower or counterparty default when a borrower, counterparty or obligor does not meet its obligations. For more information on how we monitor and manage credit risk, see “Qualitative and Quantitative Disclosure about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A herein.

We are exposed to the risk that third parties that are indebted to us will not perform their obligations.

We incur significant credit risk exposure
through the Institutional Securities business segment. This risk may arise from a variety of business activities, including but not limited to entering into swap or other derivative contracts under which counterparties have obligations to make payments to us; extending credit to clients through various lending commitments; providing short or long-term funding that is secured by physical or financial collateral whose value may at times be insufficient to fully cover the loan repayment amount; and posting margin and/or collateral to clearing houses, clearing agencies, exchanges, banks, securities firms and other financial counterparties. We incur credit risk in traded securities and loan pools whereby the value of these assets may fluctuate based on realized or expected defaults on the underlying obligations or loans.

We also incur credit risk in the Global Wealth Management Group business segment lending to individual investors, including, but not limited to, margin and non-purpose loans collateralized by securities, residential mortgage loans and home equity lines of credit.

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

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect us.

Operational Risk.

Operational risk refers to the risk of financial or other loss, or damage to a firm’s reputation, resulting from inadequate or failed internal processes, people, resources, systems or from other internal or external events (e.g., internal or external fraud, legal and compliance risks, damage to physical assets, etc.). We may incur operational risk across our full scope of business activities, including revenue-generating activities (e.g., sales and trading), support functions (e.g., information technology and trade processing) or other strategic decisions (e.g., the integration of MSSB or other joint ventures, acquisitions or strategic alliances). Legal and compliance risk is included in the scope of operational risk and is discussed below under “Legal Risk.” For more information on how we monitor and manage operational risk, see
“Operational Risk” in Part II, Item 7A herein.

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

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and may be vulnerable to unauthorized access, mishandling or misuse, computer viruses and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ personal, confidential, proprietary or other information processed and stored in, and transmitted through, our computer systems. Furthermore, such events could cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations, which could result in reputational damage, litigation or regulatory fines or penalties not covered by insurance maintained by us, or adversely affect our business, financial condition or results of operations.

Despite the
business contingency plans we have in place, our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business and the communities where we are located. This may include a disruption involving physical site access, terrorist activities, disease pandemics, catastrophic events, electrical, environmental, communications or other services we use, our employees or third parties with whom we conduct business.

Legal and Regulatory Risk.

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

The financial services industry is subject to extensive regulation, which is undergoing major changes that will impact our business.

As a major financial services firm, we are subject to
extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by regulators and exchanges in each of the major markets where we operate. We also face the risk of investigations and proceedings by governmental and self-regulatory agencies in all countries in which we conduct our business. Interventions by authorities may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In addition to the monetary consequences, these measures could, for example, impact our ability to engage in, or impose limitations on, certain of our businesses. The number of these investigations and proceedings, as well as the amount of penalties and fines sought, has increased substantially in recent years with regard to many firms in the financial services industry, including us. Significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause us significant reputational harm, which could seriously harm our business. The Dodd-Frank Act also provides a bounty to whistleblowers who present the SEC with information related to securities laws violations that leads to a successful enforcement action. As a result of this bounty, we may face an increased number of investigations by the SEC.

In response to the financial crisis, legislators and regulators, both in the U.S. and worldwide, have adopted, or are currently considering to enact, financial market reforms that result in major changes to the way our global operations are regulated. In particular, as a result of the Dodd-Frank Act, we are subject to significantly revised and expanded regulation and supervision, to new activities limitations, to a systemic risk regime which will impose especially high capital and liquidity requirements, and to comprehensive new derivatives regulation. Additional restrictions on our activities would result if we were to no longer meet certain capital or management requirements at the financial holding company level. Certain portions of the Dodd-Frank Act were effective immediately, while other portions will be effective only following extended transition periods, but many of these changes could in the future materially impact the profitability of our businesses, the value of assets we hold, expose us to additional costs, require changes to business practices or force us to discontinue businesses, could adversely affect our ability to pay dividends, or could require us to raise capital, including in ways that may adversely impact our shareholders or creditors.

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

Substantial legal liability could materially adversely affect our business, financial condition or results of operations or cause us significant reputational harm, which could seriously harm our business. For example, recently, the level of litigation activity focused on residential mortgage and credit crisis related matters has increased materially in the financial services industry. As a result, we may become the subject of increased claims for damages and other relief regarding residential mortgages and related securities in the future and there can be no assurance that additional material losses will not be incurred from residential mortgage claims that have not yet been notified to us or are not yet determined to be material. For more information regarding legal proceedings in which we are involved see “Legal Proceedings” in Part I, Item 3 herein.

Our business, financial condition and results of operations could be adversely affected by governmental fiscal and monetary policies.

We are affected by fiscal and monetary policies adopted
by regulatory authorities and bodies of the U.S. and other governments. For example, the actions of the Federal Reserve and international central banking authorities directly impact our cost of funds for lending, capital raising and investment activities and may impact the value of financial instruments we hold. In addition, such changes in monetary policy may affect the credit quality of our customers. Changes in domestic and international monetary policy are beyond our control and difficult to predict.

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
In addition, we are an electricity power marketer in the U.S. and own electricity generating facilities in the U.S. and Europe; we own TransMontaigne Inc. and its subsidiaries, a group of companies operating in the refined petroleum products marketing and distribution business; and we have a noncontrolling interest in Heidmar Holdings LLC, which owns a group of companies that provide international marine transportation and U.S. marine logistics services. As a result of these activities, we are subject to extensive and evolving energy, commodities, environmental, health and safety and other governmental laws and regulations. In addition, liability may be incurred without regard to fault under certain environmental laws and regulations for the remediation of contaminated areas. Further, through these activities we are exposed to regulatory, physical and certain indirect risks associated with climate change. Our commodities business also exposes us to the risk of unforeseen and catastrophic events, including natural disasters, leaks, spills, explosions, release of toxic substances, fires, accidents on land and at sea, wars, and terrorist attacks that could result in personal injuries, loss of life, property damage, and suspension of operations.

Although we have attempted
to mitigate our pollution and other environmental risks by, among other measures, adopting appropriate policies and procedures for power plant operations, monitoring the quality of petroleum storage facilities and transport vessels and implementing emergency response programs, these actions may not prove adequate to address every contingency. In addition, insurance covering some of these risks may not be available, and the proceeds, if any, from insurance recovery may not be adequate to cover liabilities with respect to particular incidents. As a result, our financial condition, results of operations and cash flows may be adversely affected by these events.

Under the BHC Act, there is a grandfather exemption for “activities related to the trading, sale or investment in commodities and underlying physical properties,” provided that we were engaged in “any of such activities as of September 30, 1997 in the United States” and provided that certain other conditions are satisfied. If the Federal Reserve were to determine that any of our commodities activities did not qualify for the BHC Act grandfather exemption, then we would likely be required to divest any such activities that did not otherwise conform to the BHC Act by the end of any extensions of the BHC Act grace period, which would terminate in all events on the fifth anniversary of our becoming a bank holding company.

We also
expect the other laws and regulations affecting our commodities business to increase in both scope and complexity. During the past several years, intensified scrutiny of certain energy markets by federal, state and local authorities in the U.S. and abroad and the public has resulted in increased regulatory and legal enforcement, litigation and remedial proceedings involving companies engaged in the activities in which we are engaged. For example, the U.S. and the EU have increased their focus on the energy markets which has resulted in increased regulation of companies participating in the energy markets, including those engaged in power generation and liquid hydrocarbons trading. In addition, new regulation of OTC derivatives markets in the U.S. and similar legislation proposed or adopted abroad will impose significant new costs and impose new requirements on our commodities derivatives activities. We may incur substantial costs or loss of revenue in complying with current or future laws and regulations and our overall businesses and reputation may be adversely affected by the current legal environment. In addition, failure to comply with these laws and regulations may result in substantial civil and criminal fines and penalties.

A failure to address conflicts of interest
appropriately could adversely affect our businesses.

As
a global financial services firm that provides products and services to a large and diversified group of clients, including corporations, governments, financial institutions and individuals, we face potential conflicts of interest in the normal course of business. For example, potential conflicts can occur when there is a divergence of interests between us and a client, among clients, or between an employee on the one hand and us or a client on the other. We have policies, procedures and controls that are designed to address potential conflicts of interest. However, identifying and mitigating potential conflicts of interest can be complex and challenging, and can become the focus of media and regulatory scrutiny. Indeed, actions that merely appear to create a conflict can put our reputation at risk even if the likelihood of an actual conflict has been mitigated. It is possible that potential conflicts could give rise to litigation or enforcement actions, which may lead to our clients being less willing to enter into transactions in which a conflict may occur and could adversely affect our businesses.

Our regulators have the ability to scrutinize our activities for potential conflicts of interest, including through detailed examinations of specific transactions. In addition, our status as a bank holding company supervised by the Federal Reserve subjects us to direct Federal Reserve scrutiny with respect to transactions between our domestic subsidiary banks and their affiliates.

Risk Management.

Our hedging strategies and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our hedging strategies and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. Some of our methods of managing risk are based upon our use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. Management of market, credit, liquidity, operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Our trading risk management strategies and techniques also seek to balance our ability to profit from trading positions with our exposure to potential losses. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the timing of such outcomes. We may, therefore, incur losses in the course of our trading activities. For more information on how we monitor and manage market and certain other risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk” in Part II, Item 7A herein.

Competitive Environment.

We face strong competition from other financial services firms, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.

The financial services
industry and all of our businesses are intensely competitive, and we expect them to remain so. We compete with commercial banks, brokerage firms, insurance companies, sponsors of mutual funds, hedge funds, energy companies and other companies offering financial services in the U.S., globally and through the internet. We compete on the basis of several factors, including transaction execution, capital or access to capital, products and services, innovation, reputation, risk appetite and price. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by or merged into other firms or have declared bankruptcy. These developments could result in our competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. We have experienced and may continue to experience pricing pressures as a result of these factors and as some of our competitors seek to increase market share by reducing prices. For more information regarding the competitive environment in which we operate, see “Competition” and “Supervision and Regulation” in
Part I, Item 1 herein.

Automated trading markets may
adversely affect our business and may increase competition.

We have experienced intense price competition in some of our businesses in recent years. In particular, the ability to execute securities trades electronically on exchanges and through other automated trading markets has increased the pressure on trading commissions. The trend toward direct access to automated, electronic markets will likely continue. We have experienced and it is likely that we will continue to experience competitive pressures in these and other areas in the future as some of our competitors may seek to obtain market share by reducing prices.

Our ability to retain and attract qualified employees is critical to the success of our business and the failure to do so may materially adversely affect our performance.

Our people are our most
important resource and competition for qualified employees is intense. In order to attract and retain qualified employees, we must compensate such employees at market levels. Typically, those levels have caused employee compensation to be our greatest expense as compensation is highly variable and changes based on business and individual performance and market conditions. If we are unable to continue to attract and retain highly qualified employees, or do so at rates necessary to maintain our competitive position, or if compensation costs required to attract and retain employees become more expensive, our performance, including our competitive position, could be materially adversely affected. The financial industry has and may continue to experience more stringent regulation of employee compensation, or employee compensation may be made subject to special taxation (as it has already been done in some jurisdictions, including the U.K. and France), which could have an adverse effect on our ability to hire or retain the most qualified employees.

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

The emergence of a pandemic or other widespread health emergency, or concerns over the possibility of such an emergency as well as terrorist acts or military actions, could create economic and financial disruptions in emerging markets and other areas throughout the world, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses around the world.

As a U.S. company, we are required to comply with the economic sanctions and embargo programs administered by OFAC and similar multi-national bodies and governmental agencies worldwide and the FCPA. A violation of a sanction or embargo program or of the FCPA could subject us, and individual employees, to a regulatory enforcement action as well as significant civil and criminal penalties.

Acquisition and Joint Venture Risk.

We may be unable to fully capture the expected value from
acquisitions, joint ventures, minority stakes and strategic alliances.

In connection with past or future acquisitions, joint ventures (including MSSB) or strategic alliances (including with Mitsubishi UFJ Financial Group, Inc.), we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with clients, trading counterparties and business partners. In the case of joint ventures and minority stakes, we are subject to additional risks and uncertainties because we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact the benefits to be achieved by the joint venture. There is no assurance that any of our acquisitions will be successfully integrated or yield all of the positive benefits anticipated. If we are not able to integrate successfully our past and future acquisitions, there is a risk that our results of operations, financial condition and cash flows may be materially and adversely affected.

Certain of our business initiatives,
including expansions of existing businesses, may bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and may expose us to new asset classes and new markets.
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

Item 1B. Unresolved
Staff Comments.

The Company, like other well-known seasoned issuers, from time to time receives written comments from the staff of the SEC regarding its periodic or current reports under the Exchange Act. There are no comments that remain unresolved that the Company received not less than 180 days before the end of the year to which this report relates that the Company believes are material.

Item 2. Properties.

The Company and its subsidiaries have offices, operations and data centers located around the world. The Company’s properties that are not owned are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. The Company believes the facilities it owns or occupies are adequate for the purposes for which they are currently used and are well maintained. Our principal offices consist of the following properties:

Location

 Owned/
Leased

Lease Expiration

Approximate Square Footage as of December 31,
2010(A)

U.S. Locations

  1585
Broadway   New York, New York
(Global Headquarters and Institutional Securities Headquarters)

Owned

N/A

894,600 square feet

  2000
Westchester Avenue   Purchase, New York
(Global Wealth Management Group Headquarters)

Owned

N/A

597,400 square feet

  522
Fifth Avenue   New York, New York
(Asset Management Headquarters)

Owned

N/A

581,250 square feet

  New
York, New York (Several locations)

Leased

2012 – 2018

2,581,600 square feet

 Brooklyn, New York
(Several locations)

Leased

2011 – 2016

637,300 square feet

  Jersey
City, New Jersey (Several locations)

Leased

2011 – 2014

511,695 square feet

  International
Locations

  20
Bank Street (London Headquarters)

Leased

2038

546,400 square feet

  Canary
Wharf (Several locations)

Leased(B)

2036

625,700 square feet

  1
Austin Road West   Kowloon
(Hong Kong Headquarters)

Leased

2019

572,600 square feet

 Sapporo’s Yebisu Garden Place,
 Ebisu, Shibuya-ku
(Tokyo Headquarters)

Leased

2011
(C)

350,700 square feet

(A)
The indicated total aggregate square footage leased does not include space occupied by Morgan Stanley branch offices.

(B)
The Company holds the freehold interest in the land and building.

(C)
Option to return any amount of space up to the full space after April 2011.

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

Recently, the level of litigation activity focused on residential mortgage and credit crisis related matters has increased materially in the financial services industry. As a result, the Company expects that it may become the subject of increased claims for damages and other relief regarding residential mortgages and related securities in the future and, while the Company has identified below certain proceedings that the Company believes to be material, individually or collectively, there can be no assurance that additional material losses will not be incurred from residential mortgage claims that have not yet been notified to the Company or are not yet determined to be material.

Residential Mortgage and Credit Crisis Related Matters.

Regulatory and Governmental Matters.    The Company is responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass through certificates. These matters include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s handling of foreclosure related issues, and the Company’s compliance with the Service Members Civil Relief Act.

Class Actions.    Beginning in December
2007, several purported class action complaints were filed in the United States District Court for the Southern District of New York (the “SDNY”) asserting claims on behalf of participants in the Company’s 401(k) plan and employee stock ownership plan against the Company and other

parties, including certain present and former directors and officers, under the Employee Retirement Income Security Act of 1974 (“ERISA”). In February 2008, these actions were consolidated in a single proceeding, which is styled In re Morgan Stanley ERISA Litigation. The consolidated complaint relates in large part to the Company’s subprime and other mortgage related losses, but also includes allegations regarding the Company’s disclosures, internal controls, accounting and other matters. The consolidated complaint alleges, among other things, that the Company’s common stock was not a prudent investment and that risks associated with its common stock and its financial condition were not adequately disclosed. Plaintiffs are seeking, among other relief, class certification, unspecified compensatory damages, costs, interest and fees. On December 9, 2009, the court denied defendants’ motion to dismiss the consolidated complaint.

On
February 12, 2008, a plaintiff filed a purported class action, which was amended on November 24, 2008, naming the Company and certain present and former senior executives as defendants and asserting claims for violations of the securities laws. The amended complaint, which is styled Joel Stratte-McClure, et al. v. Morgan Stanley, et al., is currently pending in the SDNY. Subject to certain exclusions, the amended complaint asserts claims on behalf of a purported class of persons and entities who purchased shares of the Company’s common stock during the period June 20, 2007 to December 19, 2007 and who suffered damages as a result of such purchases. The allegations in the amended complaint relate in large part to the Company’s subprime and other mortgage related losses, but also include allegations regarding the Company’s disclosures, internal controls, accounting and other matters. Plaintiffs are seeking, among other relief, class certification, unspecified compensatory damages, costs, interest and fees. On April 27, 2009, the Company filed a motion to dismiss the amended complaint.

On May 7, 2009, the Company was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), alleging, among other things, that the registration statements and offering documents related to the offerings of approximately $17 billion of mortgage pass through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs sought, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. This case, which was consolidated with an earlier lawsuit and is currently styled In re Morgan Stanley Mortgage Pass-Through Certificate Litigation, is pending in the SDNY. On August 17, 2010, the court dismissed the claims brought by the lead plaintiff, but gave a different plaintiff leave to file a second amended complaint. On September 10, 2010, that plaintiff, together with several new plaintiffs, filed a second amended complaint which purports to assert claims against the Company and others on behalf of a class of investors who purchased approximately $4.7 billion of mortgage pass through certificates issued in 2006 by seven trusts collectively containing residential mortgage loans. The second amended complaint asserts claims under Sections 11, 12 and 15 of the Securities Act, and alleges, among other things, that the registration statements and offering documents related to the offerings contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs are seeking, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On October 11, 2010, defendants filed a motion to dismiss the second amended complaint.

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
The plaintiffs in these actions allege, among other things, that the registration statements and offering documents for the offerings at issue contained various material misstatements or omissions related to the extent to which the issuers were exposed to subprime and other mortgage-related risks and other matters and seek various forms of relief including class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. The Company’s exposure to potential losses in these cases may be impacted by various factors including, among other things, the financial condition of the entities that issued the securities and mortgage pass through certificates at issue, the principal amount of the offerings underwritten by the Company, the financial condition of co-defendants and the willingness and ability of the issuers (or their affiliates) to indemnify the underwriter defendants. Some of these cases, including In Re Washington Mutual, Inc. Securities Litigation,
In re: Lehman Brothers Equity/Debt Securities Litigation and In re IndyMac Mortgage-Backed Securities Litigation, relate to issuers (or their affiliates) that have filed for bankruptcy or have been placed into receivership.

In Re Washington Mutual, Inc. Securities Litigation is pending in the
United States District Court for the Western District of Washington. On October 12, 2010, the court issued an order certifying a class of plaintiffs asserting claims under the Securities Act related to three offerings by Washington Mutual Inc.
in 2006 and 2007 in which the Company participated as an underwriter. The Company underwrote approximately $1.3 billion of the securities covered by the class certified by the court.

In re: Lehman Brothers Equity/Debt Securities Litigation is pending in the SDNY and relates to several offerings of debt and equity securities issued by Lehman Brothers Holdings Inc. during 2007 and 2008. The Company underwrote approximately $232 million of the principal amount of the offerings at issue. On June 5, 2010, the underwriter defendants moved to dismiss the amended complaint filed by the lead plaintiffs.

In
re IndyMac Mortgage-Backed Securities Litigation is pending in the SDNY and relates to offerings of mortgage pass through certificates issued by seven trusts sponsored by affiliates of IndyMac Bancorp during 2006 and 2007. The Company underwrote over $1.4 billion of the principal amount of the offerings originally at issue. On June 21, 2010, the court granted in part and denied in part the underwriter defendants’ motion to dismiss the amended consolidated class action complaint.
The Company underwrote approximately $46 million of the principal amount of the offerings at issue following the court’s June 21, 2010 decision. On May 17, 2010, certain putative plaintiffs filed a motion to intervene in the litigation in order to assert claims related to additional offerings. The Company underwrote approximately $1.2 billion of the principal amount of the additional offerings subject to the motion to intervene. The Company is opposing the motion to intervene.

On December 24, 2009, the Employees’
Retirement System of the Government of the Virgin Islands filed a purported class action against the Company on behalf of holders of approximately $250 million of AAA rated notes issued by the Libertas III CDO in March 2007. The case is styled
Employees’ Retirement System of the Government of the Virgin Islands v. Morgan Stanley & Co. Incorporated, et al. and is pending in the SDNY. The complaint asserts claims for common law fraud and unjust enrichment and alleges that the Company made misrepresentations regarding the AAA ratings of the CDO notes and the credit quality of the collateral held by the Libertas III CDO, and stood to gain if that collateral defaulted. The complaint seeks class certification, unspecified compensatory and punitive damages, equitable relief, fees and costs. On March 19, 2010, the Company filed a motion to dismiss the complaint.

Shareholder Derivative Matter.    On November 15, 2007, a shareholder derivative complaint styled Steve Staehr,
Derivatively on Behalf of Morgan Stanley v. John J. Mack, et al. was filed in the SDNY asserting claims related in large part to losses caused by certain subprime-related trading positions and related matters. On July 16, 2008, the plaintiff filed an amended complaint, which defendants moved to dismiss on September 19, 2008. The complaint seeks, among other relief, unspecified compensatory damages, restitution, and institution of certain corporate governance reforms.

Other Litigation.    On
August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a SIV called Cheyne Finance (the “Cheyne SIV”). The case is styled Abu Dhabi Commercial
Bank, et al. v. Morgan Stanley & Co. Inc., et al. and is pending in the SDNY. The complaint alleges, among other things, that the ratings assigned to the securities issued by the SIV were false and misleading because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the SIV. On September 2, 2009, the court dismissed all of the claims against the Company except for plaintiffs’ claims for common law fraud. On June 15, 2010, the court denied plaintiffs’ motion for class certification. On July 20, 2010, the Court granted plaintiffs leave to replead their aiding and abetting common law fraud claims against the Company, and those claims were added in an amended complaint filed on August 5, 2010. Since the filing of the initial complaint, various additional plaintiffs have been added to the case. There are currently 14 plaintiffs asserting individual claims related to securities issued by the SIV. Plaintiffs have not alleged the amount of their alleged investments, and are seeking, among other relief, unspecified compensatory and punitive damages.

On January 16, 2009, the Company was named as a defendant in an interpleader lawsuit styled U.S. Bank, N.A. v. Barclays Bank PLC and Morgan Stanley Capital Services Inc., which is pending in the SDNY. The lawsuit relates to credit default swaps between the Company and Tourmaline CDO I LTD (“Tourmaline”), in which Barclays Bank PLC (“Barclays”) is the holder of the most senior and controlling class of notes. At issue is whether, pursuant to the terms of the swap agreements, the Company was required to post collateral to Tourmaline, or take any other action, after the Company’s credit ratings were downgraded in 2008 by certain ratings agencies. The Company and Barclays have a dispute regarding whether the Company breached any obligations under the swap agreements and, if so, whether any such breaches were cured. The trustee for Tourmaline, interpleader plaintiff
U.S. Bank, N.A., has refrained from making any further distribution of Tourmaline’s funds pending the resolution of these issues and is seeking a judgment from the court resolving them. On January 11, 2011, the court conducted a bench trial, but has not yet issued its ruling. As of December 31, 2010, the Company believed that it was entitled to receivables from Tourmaline in an amount equal to approximately $273 million.

On September 25, 2009, the Company was named as a defendant in a lawsuit styled Citibank, N.A. v. Morgan Stanley & Co. International, PLC, which is pending in the SDNY. The lawsuit relates to a credit default swap referencing the Capmark VI CDO, which was structured by Citibank, N.A.
(“Citi N.A.”). At issue is whether, as part of the swap agreement, Citi N.A. was obligated to obtain the Company’s prior written consent before it exercised its rights to liquidate Capmark upon the occurrence of certain contractually-defined credit events. Citi N.A. is seeking approximately $245 million in compensatory damages plus interest and costs. On October 8, 2010, the court issued an order denying Citi N.A.’s motion for judgment on the pleadings as to the Company’s counterclaim for reformation and granting Citi N.A.’s motion for judgment on the pleadings as to the Company’s counterclaim for estoppel. The Company moved for summary judgment on December 17, 2010. Citi N.A.
opposed the Company’s motion and cross moved for summary judgment on January 21, 2011.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal
Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. An amended complaint was filed on September 28, 2010. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action.

On March 15, 2010, the Federal Home Loan Bank of San
Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et
al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints were filed on June 10, 2010. The complaints allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 12, 2010, defendants removed these actions to the United States District Court for the Northern District of California, and on December 20, 2010, the cases were remanded to the state court.

On June 10, 2010, the Company was named as
a new defendant in a pre-existing purported class action related to securities issued by a SIV called Rhinebridge plc (“Rhinebridge SIV”). The case is styled King County, Washington, et al. v. IKB Deutsche Industriebank AG, et
al. and is pending in the SDNY. The complaint asserts

claims for common law fraud and aiding and abetting common law fraud and alleges, among other things, that the ratings assigned to the securities issued by the SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the SIV. On July 15, 2010, the Company moved to dismiss the complaint. That motion was denied on
October 29, 2010. The case is pending before the same judge presiding over the litigation concerning the Cheyne SIV, described above. While reserving their ability to act otherwise, plaintiffs have indicated that they do not currently plan to file a motion for class certification. Plaintiffs have not alleged the amount of their alleged investments, and are seeking, among other relief, unspecified compensatory and punitive damages.

On July 9, 2010, Cambridge Place Investment Management Inc. filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaint asserts claims on behalf of certain of plaintiff’s clients and alleges that defendants made untrue statements and material omissions in the sale of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s clients by the Company was approximately $242 million. The complaint raises claims under the Massachusetts Uniform Securities
Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 13, 2010, defendants removed this action to the United States District Court for the District of Massachusetts
and on September 13, 2010, plaintiff filed a motion to remand the case to the state court. On December 28, 2010, the magistrate judge recommended that the district court grant the motion to remand. The defendants objected to the magistrate’s report and recommendation on January 18, 2011.

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

In July 15, 2010, China Industrial Development Bank (“CIDB”) filed a complaint against the Company, which is styled China Industrial
Development Bank v. Morgan Stanley & Co. Incorporated and is pending in the Supreme Court of the State of New York, New York County. The Complaint relates to a $275 million credit default swap referencing the super senior portion of the
STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CIDB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CIDB. The complaint seeks compensatory damages related to the approximately $228 million that CIDB alleges it has already lost under the credit default swap, rescission of CIDB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On September 30, 2010, the Company filed a motion to dismiss the complaint.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed two complaints against the Company and other defendants. One was filed in the Circuit Court of the State of Illinois and is styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et
al. The other was filed in the Superior Court of the State of California and is styled Federal Home Loan Bank of Chicago v. Bank of America Securities LLC, et al. The complaints allege that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in the two actions was approximately $203 million and $75 million respectively. The complaint filed in Illinois raises claims under Illinois law. The complaint filed in California raises claims under the federal securities laws, Illinois law and California law. Both complaints seek, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants removed both actions to federal court, on November 23, 2010 and November 24, 2010, respectively. On January 18, 2011, the United States District Court for
the Northern District of Illinois remanded the Illinois action to the state court. On December 23, 2010, the plaintiff filed a motion to remand the California action from the United States District Court for the Central District of California
to the state court.

On December 6, 2010, MBIA Insurance
Corporation (“MBIA”) filed a complaint against the Company related to MBIA’s contract to insure approximately $223 million of residential mortgage backed securities related to a second lien residential mortgage backed securitization sponsored by the Company in June 2007. The complaint is styled MBIA Insurance Corporation v. Morgan Stanley, et al. and is pending in New York Supreme Court, Westchester County. The complaint asserts claims for fraud, breach of contract and unjust enrichment and alleges, among other things, that the Company misled MBIA regarding the quality of the loans contained in the securitization, that loans contained in the securitization breached various representations and warranties and that the loans have been serviced inadequately. The complaint seeks, among other relief, compensatory and punitive damages, an order requiring the Company to comply with the loan breach remedy procedures in the transaction documents and/or to indemnify
MBIA for losses resulting from the Company’s alleged breach of the transaction documents, as well as costs, interests and fees. On February 2, 2011, the Company filed a motion to dismiss the complaint.

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
[Removed and Reserved]

Part II

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Morgan Stanley’s common stock trades on the NYSE under the symbol
“MS.” As of February 22, 2011, the Company had 88,852 holders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.

The table below sets forth, for each of the last eight quarters, the low and high sales prices per share of the Company’s common stock as reported by Bloomberg Financial Markets and the amount of any cash dividends per share of the Company’s common stock declared by its Board of Directors for such quarter.

Low Sale Price

High Sale Price

Dividends

2010:

Fourth Quarter

$
23.95

$
27.77

$
0.05

Third Quarter

$
22.40

$
28.05

$
0.05

Second Quarter

$
23.14

$
32.29

$
0.05

First Quarter

$
26.15

$
33.27

$
0.05

2009:

Fourth Quarter

$
28.75

$
35.78

$
0.05

Third Quarter

$
24.85

$
33.33

$
0.05

Second Quarter

$
20.69

$
31.99

$
0.05

First Quarter

$
13.10

$
27.27

$
0.05

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of the year ended December 31, 2010.

Issuer Purchases of Equity Securities

(dollars in millions, except per
share amounts)

Period

Total Number of Shares Purchased

Average Price Paid Per Share

Total Number of Shares Purchased As Part of Publicly Announced Plans or
Programs(C)

Approximate Dollar Value of Shares that May Yet Be Purchased Under the
Plans or Programs

Month #1 (October 1, 2010—October 31, 2010)

Share Repurchase Program(A)

—

—

—

$
1,560

Employee Transactions (B)

478,452

$
25.28

—

—

Month #2 (November 1, 2010—November 30, 2010)

Share Repurchase Program(A)

—

—

—

$
1,560

Employee Transactions (B)

105,160

$
24.95

—

—

Month #3 (December 1, 2010—December 31, 2010)

Share Repurchase Program(A)

—

—

—

$
1,560

Employee Transactions(B)

167,571

$
25.53

—

—

Total

Share Repurchase Program(A)

—

—

—

$
1,560

Employee Transactions(B)

751,183

$
25.29

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

***

Stock performance graph.    The following graph compares the cumulative total
shareholder return (rounded to the nearest whole dollar) of the Company’s common stock, the S&P 500 Stock Index (“S&P 500”) and the S&P 500 Financials Index (“S5FINL”) for the last five years. The graph assumes a
$100 investment at the closing price on December 31, 2005 and reinvestment of dividends on the respective dividend payment dates without commissions. Historical prices are adjusted to reflect the spin-off of Discover Financial Services completed on June 30, 2007. This graph does not forecast future performance of the Company’s common stock.

MS

S&P 500

S5FINL

12/30/2005

$
100.00

$
100.00

$
100.00

12/29/2006

$
145.85

$
115.78

$
119.21

12/31/2007

$
116.29

$
122.14

$
97.16

12/31/2008

$
36.30

$
76.96

$
43.50

12/31/2009

$
68.31

$
97.33

$
51.03

12/31/2010

$
63.26

$
112.01

$
57.26

Item 6.
Selected Financial Data.

MORGAN STANLEY

SELECTED FINANCIAL DATA

(dollars in millions, except share and per share data)

2010

2009(1)(2)

Fiscal 2008

Fiscal 2007

Fiscal 2006

One Month Ended December 31, 2008(2)

Income Statement Data:

Revenues:

Investment banking

$
5,122

$
5,020

$
4,057

$
6,321

$
4,706

$
196

Principal transactions:

Trading

9,406

7,722

6,170

1,723

10,290

(1,491
)

Investments

1,825

(1,034
)

(3,888
)

3,328

1,791

(205
)

Commissions

4,947

4,233

4,443

4,654

3,746

213

Asset management, distribution and administration fees

7,957

5,884

4,839

5,486

4,231

292

Other

1,501

837

3,851

777

210

109

Total non-interest revenues

30,758

22,662

19,472

22,289

24,974

(886
)

Interest income

7,278

7,477

38,931

61,420

44,270

1,089

Interest expense

6,414

6,705

36,263

57,264

40,904

1,140

Net interest

864

772

2,668

4,156

3,366

(51
)

Net revenues

31,622

23,434

22,140

26,445

28,340

(937
)

Non-interest expenses:

Compensation and benefits

16,048

14,434

11,851

16,111

13,593

582

Other

9,372

8,017

9,035

7,573

6,353

475

Total non-interest expenses

25,420

22,451

20,886

23,684

19,946

1,057

Income (loss) from continuing operations before income taxes

6,202

983

1,254

2,761

8,394

(1,994
)

Provision for (benefit from) income taxes

739

(341
)

16

573

2,469

(725
)

Income (loss) from continuing operations

5,463

1,324

1,238

2,188

5,925

(1,269
)

Discontinued operations(3):

Gain (loss) from discontinued operations

606

33

1,004

1,697

2,351

(14
)

Provision for (benefit from) income taxes

367

(49
)

464

636

789

2

Net gain (loss) from discontinued operations

239

82

540

1,061

1,562

(16
)

Net income (loss)

5,702

1,406

1,778

3,249

7,487

(1,285
)

Net income applicable to noncontrolling interests

999

60

71

40

15

3

Net income (loss) applicable to Morgan Stanley

$
4,703

$
1,346

$
1,707

$
3,209

$
7,472

$
(1,288
)

Earnings (loss) applicable to Morgan Stanley common shareholders(4)

$
3,594

$
(907
)

$
1,495

$
2,976

$
7,027

$
(1,624
)

Amounts applicable to Morgan Stanley:

Income (loss) from continuing operations

$
4,464

$
1,280

$
1,205

$
2,150

$
5,913

$
(1,269
)

Net gain (loss) from discontinued operations

239

66

502

1,059

1,559

(19
)

Net income (loss) applicable to Morgan Stanley

$
4,703

$
1,346

$
1,707

$
3,209

$
7,472

$
(1,288
)

42

2010

2009(1)(2)

Fiscal 2008

Fiscal 2007

Fiscal 2006

One Month Ended December 31, 2008(2)

Per Share Data:

Earnings (loss) per basic common share(5):

Income (loss) from continuing operations

$
2.48

$
(0.82
)

$
1.00

$
1.97

$
5.50

$
(1.60
)

Net gain (loss) from discontinued operations

0.16

0.05

0.45

1.00

1.46

(0.02
)

Earnings (loss) per basic common share

$
2.64

$
(0.77
)

$
1.45

$
2.97

$
6.96

$
(1.62
)

Earnings (loss) per diluted common share(5):

Income (loss) from continuing operations

$
2.44

$
(0.82
)

$
0.95

$
1.92

$
5.42

$
(1.60
)

Net gain (loss) from discontinued operations

0.19

0.05

0.44

0.98

1.43

(0.02
)

Earnings (loss) per diluted common share

$
2.63

$
(0.77
)

$
1.39

$
2.90

$
6.85

$
(1.62
)

Book value per common share(6)

$
31.49

$
27.26

$
30.24

$
28.56

$
32.67

$
27.53

Dividends declared per common share

$
0.20

$
0.17

$
1.08

$
1.08

$
1.08

$
0.27

Balance Sheet and Other Operating Data:

Total assets

$
807,698

$
771,462

$
659,035

$
1,045,409

$
1,121,192

$
676,764

Total capital(7)

222,757

213,974

192,297

191,085

162,134

208,008

Long-term borrowings(7)

165,546

167,286

141,466

159,816

126,770

159,255

Morgan Stanley shareholders’ equity

57,211

46,688

50,831

31,269

35,364

48,753

Return on average common shareholders’ equity

8.5
%

N/M

3.2
%

6.5
%

22.0
%

N/M

Average common and equivalent shares(4)

1,361,670,938

1,185,414,871

1,028,180,275

1,001,878,651

1,010,254,255

1,002,058,928

N/M—Not
Meaningful

(1)
Information includes Morgan Stanley Smith Barney Holdings LLC effective May 31, 2009 (see Note 3 to the consolidated financial statements).

(2)
On December 16, 2008, the Board of Directors of the Company approved a change in the Company’s fiscal year-end from November 30 to December 31 of each year. This change to the calendar year reporting cycle began January 1, 2009. As a result of the change, the Company had a one-month transition period in December 2008.

(3)
Prior period amounts have been recast for discontinued operations. See Note 1 to the consolidated financial statements for information on discontinued operations.

(4)
Amounts shown are used to calculate earnings per basic common share.

(5)
For the calculation of basic and diluted earnings per common share, see Note 16 to the consolidated financial statements.

(6)
Book value per common share equals common shareholders’ equity of $47,614 million at December 31, 2010, $37,091 million at December 31, 2009, $31,676 million at November 30, 2008, $30,169 million at November 30, 2007, $34,264 million at November 30, 2006 and $29,585 million at December 31, 2008, divided by common shares outstanding of 1,512 million at December 31,
2010, 1,361 million at December 31, 2009, 1,048 million at November 30, 2008, 1,056 million at November 30, 2007, 1,049 million at November 30, 2006 and 1,074 million at December 31, 2008.

(7)
These amounts exclude the current portion of long-term borrowings and include junior subordinated debt issued to capital trusts. At November 30, 2006, capital units were included in total capital.

43

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

A summary of the activities of each of the Company’s business segments is as follows:

Institutional Securities provides capital raising; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; corporate lending; sales, trading, financing and market-making activities in equity and fixed income securities and related products, including foreign exchange and commodities; and investment activities.

Global Wealth Management
Group, which includes the Company’s 51% interest in Morgan Stanley Smith Barney Holdings LLC (“MSSB”), provides brokerage and investment advisory services to individual investors and small-to-medium sized businesses and institutions covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; cash management services; retirement services; and trust and fiduciary services and engages in fixed income principal trading, which primarily facilitates clients’ trading or investments in such securities.

Asset Management provides a broad array of investment strategies that span the risk/return spectrum across geographies, asset classes and public and private markets to a diverse group of clients across the institutional and intermediary channels as well as high net worth clients.

See Note 1 to the consolidated financial statements for a discussion of the Company’s discontinued operations.

The results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including the effect of political and economic conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income and credit markets, including corporate and mortgage (commercial and residential) lending and commercial real estate investments; the impact of current, pending and future legislation (including the Dodd-Frank Act), regulation (including capital requirements), and legal actions in the United States of America (“U.S.”) and worldwide; the level and volatility of equity, fixed income, and commodity prices and interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor sentiment and confidence in the financial markets; the performance of the Company’s acquisitions, joint ventures, strategic alliances or other strategic arrangements (including MSSB and with Mitsubishi UFJ Financial Group, Inc. (“MUFG”)); the Company’s reputation; inflation, natural disasters, and acts of war or terrorism; the actions and initiatives of current and potential competitors and technological changes; or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to the Company’s businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an impact on the Company’s ability to achieve its strategic objectives. For a further discussion of these and other important factors that could affect the Company’s business, see “Competition” and “Supervision and Regulation” in Part I, Item 1, and “Risk Factors” in Part I, Item 1A.

Change in Fiscal Year-End.

On December 16, 2008, the Board of Directors of the Company (the “Board”) approved a change in the Company’s fiscal year-end from
November 30 to December 31 of each year. This change to the calendar year reporting cycle began January 1, 2009. As a result of the change, the Company had a one-month transition period in December 2008.

The Company’s results of operations for the 12 months ended
December 31, 2010 (“2010”), December 31, 2009 (“2009”), November 30, 2008 (“fiscal 2008”) and the one month ended December 31, 2008 are discussed below.

Executive Summary.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts).

2010

2009(1)

Fiscal 2008

One Month Ended December 31, 2008

Net revenues:

Institutional Securities

$
16,366

$
12,853

$
14,768

$
(1,322
)

Global Wealth Management Group

12,636

9,390

7,019

409

Asset Management

2,723

1,337

547

(9
)

Intersegment Eliminations

(103
)

(146
)

(194
)

(15
)

Consolidated net revenues

$
31,622

$
23,434

$
22,140

$
(937
)

Consolidated net income (loss)

$
5,702

$
1,406

$
1,778

$
(1,285
)

Net income applicable to noncontrolling interests

999

60

71

3

Net income (loss) applicable to Morgan Stanley

$
4,703

$
1,346

$
1,707

$
(1,288
)

Income (loss) from continuing operations applicable to Morgan Stanley:

Institutional Securities

$
3,747

$
1,393

$
1,358

$
(1,271
)

Global Wealth Management Group

519

283

714

73

Asset Management

210

(388
)

(856
)

(70
)

Intersegment Eliminations

(12
)

(8
)

(11
)

(1
)

Income (loss) from continuing operations applicable to Morgan Stanley

$
4,464

$
1,280

$
1,205

$
(1,269
)

Amounts applicable to Morgan Stanley:

Income (loss) from continuing operations applicable to Morgan Stanley

$
4,464

$
1,280

$
1,205

$
(1,269
)

Net gain (loss) from discontinued operations applicable to Morgan Stanley(2)

239

66

502

(19
)

Net income (loss) applicable to Morgan Stanley

$
4,703

$
1,346

$
1,707

$
(1,288
)

Earnings (loss) applicable to Morgan Stanley common shareholders

$
3,594

$
(907
)

$
1,495

$
(1,624
)

Earnings (loss) per basic common share:

Income (loss) from continuing operations

$
2.48

$
(0.82
)

$
1.00

$
(1.60
)

Net gain (loss) from discontinued operations(2)

0.16

0.05

0.45

(0.02
)

Earnings (loss) per basic common share(3)

$
2.64

$
(0.77
)

$
1.45

$
(1.62
)

Earnings (loss) per diluted common share:

Income (loss) from continuing operations

$
2.44

$
(0.82
)

$
0.95

$
(1.60
)

Net gain (loss) from discontinued operations(2)

0.19

0.05

0.44

(0.02
)

Earnings (loss) per diluted common share(3)

$
2.63

$
(0.77
)

$
1.39

$
(1.62
)

Regional net revenues(4):

Americas

$
21,674

$
18,909

$
10,768

$
(766
)

Europe, Middle East and Africa

5,628

2,529

8,977

(215
)

Asia

4,320

1,996

2,395

44

Consolidated net revenues

$
31,622

$
23,434

$
22,140

$
(937
)

Financial
Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

2010

2009(1)

Fiscal 2008

One Month Ended December 31, 2008

Average common equity (dollars in billions)(5):

Institutional Securities

$
17.7

$
18.1

$
22.9

$
20.8

Global Wealth Management Group

6.8

4.6

1.5

1.3

Asset Management

2.1

2.2

3.0

2.4

Parent capital

15.5

8.1

4.9

4.9

Total from continuing operations

42.1

33.0

32.3

29.4

Discontinued operations

0.3

1.1

1.3

1.2

Consolidated average common equity

$
42.4

$
34.1

$
33.6

$
30.6

Return on average common equity(5):

Consolidated

9
%

N/M

3
%

N/M

Institutional Securities(5)

19
%

N/A

N/A

N/A

Global Wealth Management Group

7
%

N/A

N/A

N/A

Asset Management

9
%

N/A

N/A

N/A

Book value per common share(6)

$
31.49

$
27.26

$
30.24

$
27.53

Tangible common equity(7)

$
40,667

$
29,479

N/A

$
26,607

Tangible book value per common share(8)

$
26.90

$
21.67

N/A

$
24.76

Effective income tax rate provision (benefit) from continuing operations(9)

11.9
%

(34.7
)%

1.3
%

36.4
%

Worldwide employees(10)

62,542

60,494

44,716

44,352

Average liquidity (dollars in billions)(11):

Parent company liquidity

$
65

$
61

$
69

$
64

Bank and other subsidiary liquidity

94

93

69

78

Total liquidity

$
159

$
154

$
138

$
142

Capital ratios at December 31, 2010 and 2009(12):

Total capital ratio

16.5
%

16.4
%

N/A

N/A

Tier 1 capital ratio

16.1
%

15.3
%

N/A

N/A

Tier 1 leverage ratio

6.6
%

5.8
%

N/A

N/A

Tier 1 common ratio(12)

10.5
%

8.2
%

N/A

N/A

Consolidated assets under management or supervision (dollars in billions)(13)(14):

Asset Management(15)

$
279

$
266

$
287

$
290

Global Wealth Management Group

477

379

128

129

Total

$
756

$
645

$
415

$
419

Institutional Securities:

Pre-tax profit margin(16)

27
%

9
%

10
%

N/M

Global Wealth Management Group:

Global representatives(17)

18,043

18,135

8,426

8,356

Annualized net revenues per global representative (dollars in thousands)(18)

$
698

$
666

$
746

$
585

Assets by client segment (dollars in billions):

$10 million or more

$
522

$
453

$
152

$
155

$1 million to $10 million

707

637

197

196

Subtotal $1 million or more

1,229

1,090

349

351

$100,000 to $1 million

399

418

151

155

Less than $100,000

41

52

22

22

Corporate and other accounts(19)

—

—

24

22

Total client assets

$
1,669

$
1,560

$
546

$
550

Financial
Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

2010

2009(1)

Fiscal 2008

One Month Ended December 31, 2008

Fee-based assets as a percentage of total client assets

28
%

24
%

25
%

25
%

Client assets per global representative(20)

$
93

$
86

$
65

$
66

Bank deposits (dollars in billions)(21)

$
113

$
112

$
36

$
39

Pre-tax profit margin(16)

9
%

6
%

16
%

29
%

Asset Management(13):

Assets under management or supervision (dollars in billions)

$
279

$
266

$
287

$
290

Pre-tax profit margin(16)

27
%

N/M

N/M

N/M

N/M—Not Meaningful.

N/A—Not
Applicable. Information is not comparable.

(1)
Information includes MSSB effective from May 31, 2009 (see Note 3 to the consolidated financial statements).

(2)
See Note 1 to the consolidated financial statements for information on discontinued operations.

(3)
For the calculation of basic and diluted earnings per share (“EPS”), see Note 16 to the consolidated financial statements.

(4)
In 2010, regional net revenues, primarily in the Americas, were negatively impacted by the tightening of the Company’s credit spreads, which resulted in the increase in the fair value of certain of the Company’s long-term and short-term structured notes. In 2009, regional net revenues, primarily in Europe, Middle East and Africa, were negatively impacted by the tightening of the Company’s credit spreads. For a discussion of the Company’s methodology used to allocate revenues among the regions, see Note 23 to the consolidated financial statements.

(5)
The computation of average common equity for each business segment in 2010 is determined using the Company’s Required Capital framework (“Required Capital
Framework”), an internal capital adequacy measure (see “Liquidity and Capital Resources—Required Capital” herein). Business segment capital prior to 2010 has not been restated under this framework. As a result, the business segments’ return on average common equity from continuing operations prior to 2010 is not available. The Required Capital framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. The return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. The effective tax rates used in the computation of business segment return on average common equity were determined on a separate entity basis. Excluding the effect of the discrete tax benefits in 2010, the return on average common equity for the Institutional Securities business segment would have been 13% (see “Executive Summary—Significant Items” herein).

(6)
Book value per common share equals common shareholders’ equity of $47,614 million at December 31, 2010, $37,091 million at December 31, 2009, $31,676 million at November 30, 2008 and $29,585 million at December 31, 2008, divided by common shares outstanding of 1,512 million at December 31, 2010, 1,361 million at December 31, 2009, 1,048 million at
November 30, 2008 and 1,074 million at December 31, 2008. Book value per common share in 2010 included a benefit of approximately $1.40 per share due to the issuance of 116 million shares of common stock corresponding to the mandatory redemption of the junior subordinated debentures underlying $5.6 billion of equity units (see “Other Matters—Redemption of CIC Equity Units and Issuance of Common Stock” herein).

(7)
Tangible common equity is a non-Generally Accepted Accounting Principle (“GAAP”) financial measure that the Company considers to be a useful measure that the
Company and investors use to assess capital adequacy. For a discussion of tangible common equity, see “Liquidity and Capital Resources—The Balance Sheet” herein.

(8)
Tangible book value per common share is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. Tangible book value per common share equals tangible common equity divided by period-end common shares outstanding.

(9)
For a discussion of the effective income tax rate, see “Executive Summary—Significant Items” herein.

(10)
Worldwide employees at December 31, 2010 and December 31, 2009 include additional worldwide employees of businesses contributed by Citigroup, Inc.
(“Citi”) related to MSSB.

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

(13)
Amount excludes substantially all of the Company’s retail asset management business (“Retail Asset Management”) that was sold to Invesco Ltd.
(“Invesco”) (see “Executive Summary—Significant Items” herein).

(14)
Revenues and expenses associated with these assets are included in the Company’s Asset Management and Global Wealth Management Group business segments.

(15)
Amounts include Asset Management’s proportionate share of assets managed by entities in which it owns a minority stake.

(16)
Pre-tax profit margin is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess operating performance. Percentages represent income from continuing operations before income taxes as a percentage of net revenues.

(17)
Global representatives at December 31, 2010 and December 31, 2009 include additional global representatives of businesses contributed by Citi related to MSSB.

(18)
Annualized net revenues per global representative for 2010, 2009, fiscal 2008 and the one month ended December 31, 2008 equals Global Wealth Management
Group’s net revenues (excluding the sale of Morgan Stanley Wealth Management S.V., S.A.U. (“MSWM S.V.”) for fiscal 2008) divided by the quarterly weighted average global representative headcount for 2010, 2009, fiscal 2008 and the one month ended December 31, 2008, respectively.

(19)
Beginning in 2009, amounts for Corporate and other accounts are presented in the appropriate client segment.

(20)
Client assets per global representative equal total period-end client assets divided by period-end global representative headcount.

(21)
Approximately $55 billion and $54 billion of the bank deposit balances at December 31, 2010 and December 31, 2009, respectively, are held at
Company-affiliated depositories with the remainder held at Citi-affiliated depositories. These deposit balances are held at certain of the Company’s Federal Deposit Insurance Corporation (the “FDIC”) insured depository institutions for the benefit of the Company’s clients through their accounts.

Global Market and Economic Conditions in 2010.

Global market and economic conditions continued to improve, and global capital markets continued to recover, during 2010 and 2009, as compared with the severe economic and financial downturn that occurred in the fall of 2008.

In the U.S., major equity market indices
ended 2010 higher compared with the beginning of the year. The increase was primarily due to better than expected corporate earnings. Positive market and economic developments were partially offset by a persistently high unemployment rate, continued
investor concerns about U.S. regulatory reform within the financial services industry, a sharp temporary decline in stock prices on May 6, 2010 (speculated to have been caused by high-speed electronic trading) and the continued sovereign debt crisis within the European region. Government and business spending increased, while certain sectors of the real estate market remained challenged. Consumer spending began to show signs of improvement toward the end of the year. Deficit reductions and balanced budgets remain critical items at the federal, state and local levels of government. The unemployment rate decreased to 9.4% at December 31, 2010 from 9.9% at December 31, 2009. The Federal Open Market Committee
(“FOMC”) of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) kept key interest rates at historically low levels, and at December 31, 2010, the federal funds target rate was between zero and 0.25%, and the discount rate was 0.75%. The FOMC pursued quantitative easing policies during 2010 and 2009, in which the FOMC purchased securities with the objective of improving economic conditions by increasing the money supply.

In Europe, equity market indices in the United Kingdom (“U.K.”) and
Germany ended 2010 higher, while in France, they ended lower, as compared with the beginning of the year. Results in the European equity markets were impacted by adverse economic developments, including investor concerns about the outcome of regulatory stress testing of European banks and the sovereign debt crisis, especially in Greece and Ireland. Industrial output in the region was primarily driven by German exports. The euro area unemployment rate remained relatively unchanged at approximately 10% at December 31, 2010. At December 31, 2010, the European Central Bank’s benchmark interest rate was 1.00% and the Bank of England’s (“BOE”) benchmark interest rate was 0.50%. The BOE pursued quantitative easing policies during 2010 and 2009, in which the BOE purchased securities, including U.K. Government Gilts, with the objective of improving economic conditions by increasing the money supply.

In Asia, industrial output was driven by exports from both China and Japan.
China’s economy also continued to benefit from government spending for capital projects, a significant amount of foreign currency reserves and a relatively high domestic savings rate. Equity markets in Hong Kong ended 2010 higher compared with the beginning of the year, while results in China and Japan were lower, as compared with the beginning of the year. During 2010, the People’s Bank of China raised the one-year yuan lending rate by 0.50% from 5.31% to 5.81%, and the one-year yuan deposit rate by 0.50% from 2.25% to 2.75% (on two separate occasions: 0.25% in October 2010 and 0.25% in December 2010). In February 2011, the People’s Bank of China raised the one-year yuan lending rate by 0.25% from 5.81% to 6.06% and the one-year yuan deposit rate by 0.25% from 2.75% to 3.00%.

Overview of 2010 Financial Results.

Consolidated Review.    The Company recorded net income applicable to Morgan Stanley of $4,703 million in 2010, a 249% increase from $1,346 million in 2009.

Net
revenues increased 35% to $31,622 million in 2010 from $23,434 million in 2009, primarily driven by the Institutional Securities business segment and MSSB. Net revenues in 2010 included negative revenues of $873 million due to the tightening of the
Company’s credit spreads on certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected, compared with negative revenues of $5,510 million in 2009 due to the tightening of the Company’s credit spreads on such borrowings. In addition, results for 2010 included a pre-tax gain of $668 million from the sale of the Company’s investment in China International Capital Corporation Limited
(“CICC”). Non-interest expenses increased 13% to $25,420 million in 2010. Compensation and benefits expense increased 11% and non-compensation expenses increased 17%, primarily due to increased compensation costs and non-compensation costs in the Global Wealth Management Group business segment, primarily due to MSSB. The increase was also due to a charge of $272 million related to the U.K. government’s payroll tax on discretionary bonuses reflected in 2010 compensation and benefits expense. Diluted EPS were $2.63 in 2010 compared with $(0.77) in 2009. Diluted EPS from continuing operations were $2.44 in 2010 compared with $(0.82) in 2009.

The Company’s effective income tax rate from continuing operations was
11.9% in 2010. The effective tax rate for 2010 includes tax benefits of $382 million related to the reversal of U.S. deferred tax liabilities associated with prior-years’ undistributed earnings of certain non-U.S. subsidiaries that were determined to be indefinitely reinvested abroad, $345 million associated with the remeasurement of net unrecognized tax benefits and related interest based on new information regarding the status of federal and state examinations, and $277 million associated with the planned repatriation of non-U.S. earnings at a cost lower than originally estimated. Excluding the benefits noted above, the effective tax rate from continuing operations in 2010 would have been 28.0%. The annual effective tax rate in 2010 is reflective of the geographic mix of earnings.

The
Company’s effective income tax rate from continuing operations was a benefit of 34.7% in 2009. The effective tax rate for 2009 includes a tax benefit of $331 million resulting from the cost of anticipated repatriation of non-U.S. earnings at lower than previously estimated tax rates. Excluding this benefit, the annual effective tax rate from continuing operations for 2009 would have been a benefit of 1.0%. The annual effective tax rate in 2009 is reflective of the geographic mix of earnings and includes tax benefits associated with the anticipated use of domestic tax credits and the utilization of state net operating losses.

Discontinued operations for 2010 included: a loss of $1.2 billion due to a writedown and related costs associated with the planned disposition of Revel
Entertainment Group, LLC (“Revel”), a development stage enterprise and subsidiary of the Company that is primarily associated with a development property in Atlantic City, New Jersey; a gain of $775 million related to a legal settlement with Discover Financial Services (“DFS”); and an after-tax gain of approximately $570 million related to the Company’s sale of Retail Asset Management, including Van Kampen Investments, Inc. (“Van Kampen”), to Invesco.

Institutional Securities.    Income
from continuing operations before income taxes was $4,338 million in 2010 compared with $1,088 million in 2009. Net revenues were $16,366 million in 2010 compared with $12,853 million in 2009. Investment banking revenues decreased 4%, reflecting lower revenues from equity underwriting and lower advisory fees from merger, acquisition and restructuring transactions, partially offset by higher revenues from fixed income underwriting. Investment banking revenues in 2010 were also impacted by the deconsolidation of the majority of the Company’s Japanese investment banking business as a result of the closing of the transaction between the Company and MUFG to form a joint venture in Japan (the “MUFG
Transaction”) (see “Other Matters—Japan Securities Joint Venture” herein). Equity sales and trading revenues increased 31% to $4,840 million in 2010 from $3,690 million in 2009. Equity sales and trading revenues reflected negative revenue of approximately $121 million in 2010 due to the tightening of the Company’s credit spreads resulting from the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected, compared with negative revenues of approximately $1,738 million in 2009. Lower results in the cash and derivatives businesses in 2010 reflected solid customer flows offset by a challenging trading environment. Fixed income sales and trading revenues in 2010 increased 21% to $5,867 million in 2010 from $4,854 million in 2009. Fixed income sales and trading revenues reflected negative revenues of approximately $703 million in 2010 due to the tightening of the Company’s credit spreads resulting from the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected compared with negative revenues of approximately $3,321 million in 2009.
Interest rate and currency product revenues decreased 38% in 2010 reflecting lower trading results across most businesses. Results for 2010 primarily reflected solid customer flows in interest rate, credit and currency products, which were partly offset by a challenging trading environment. Principal transaction net investment gains of $809 million were recognized in 2010 compared with net investment losses of $864 million in 2009. Non-interest expenses increased 2% to $12,028 million in 2010 from $11,765 million in 2009. Compensation and benefits expenses decreased 2% in 2010.

Global Wealth Management Group.    Income from continuing operations before income taxes was $1,156 million in 2010 compared with $559 million in 2009. Net revenues were $12,636 million compared with $9,390 million in 2009. Investment banking revenues increased 39% in 2010, primarily benefiting from a full year of MSSB and higher closed-end fund activity. Principal transactions trading revenues increased 8% in 2010, primarily benefiting from a full year of MSSB, net gains related to investments associated with certain employee deferred compensation plans and gains on certain investments. Commission revenues increased 28% in 2010, primarily benefiting from a full year of MSSB and higher client activity. Asset management, distribution and administration fees increased 39% in 2010 benefiting from a full year of MSSB and improved market conditions. Net interest increased 70% in 2010 primarily resulting from an increase in interest income benefiting from a full year of MSSB, the Securities Available for Sale (“AFS”) portfolio and the change in classification of the bank deposit program, partially offset by increased funding costs (see
“Global Wealth Management Group—Asset Management, Distribution and Administration Fees” herein). Non-interest expenses were $11,480 million in 2010 compared with $8,831 million in 2009.

Asset Management.    Income from continuing
operations before income taxes was $723 million in 2010 compared with a loss of $653 million in 2009. Net revenues were $2,723 million in 2010 compared with $1,337 million in 2009. The Company recorded principal transactions net investment gains of
$996 million in 2010 compared with losses of $173 million in 2009. Non-interest expenses were $2,000 million in 2010 compared with $1,990 million in 2009.

Significant Items.

Mortgage-Related Trading.    The Company recorded mortgage-related trading gains (losses) primarily related to commercial mortgage-backed securities, commercial whole loan positions, U.S. subprime mortgage proprietary trading exposures and non-subprime residential mortgages of $1.2 billion, $(0.6) billion, $(2.6) billion and $(0.1) billion in 2010, 2009, fiscal 2008 and the one month ended December 31, 2008, respectively.

Real Estate Investments.    The Company recorded gains (losses) in the following
business segments related to real estate investments. These amounts exclude investments associated with certain deferred compensation and employee co-investment plans.

2010

2009

Fiscal 2008

One Month Ended December 31, 2008

(dollars in billions)

Institutional Securities

Continuing operations(1)

$
0.2

$
(0.8
)

$
(1.2
)

$
(0.1
)

Discontinued operations(2)

(1.2
)

—

—

—

Total Institutional Securities

(1.0
)

(0.8
)

(1.2
)

(0.1
)

Asset Management:

Continuing operations(3)

0.5

(0.5
)

(0.6
)

—

Discontinued operations(2)

—

(0.6
)

(0.5
)

—

Total Asset Management

0.5

(1.1
)

(1.1
)

—

Amounts applicable to noncontrolling interests

0.5

—

—

—

Total

$
(1.0
)

$
(1.9
)

$
(2.3
)

$
(0.1
)

(1)
Gains (losses) related to net realized and unrealized gains (losses) from the Company’s limited partnership investments in real estate funds and are reflected in
Principal transactions—Investments in the consolidated statements of income.

(2)
On March 31, 2010, the Board of Directors authorized a plan of disposal by sale for Revel. The results of Revel, including the estimated loss from the planned disposal, are reported as discontinued operations for all periods presented within the Institutional Securities business segment. In the Asset Management business segment, amounts related to the disposition of Crescent Real Estate Equities Limited
Partnership (“Crescent”), which was disposed in the fourth quarter of 2009 (see Note 1 to the consolidated financial statements).

(3)
Gains (losses) related to net realized and unrealized gains (losses) from real estate investments in the Company’s merchant banking business and are reflected in
Principal transactions—Investments in the consolidated statements of income.

See “Other Matters—Real Estate” herein for further information.

Income Tax Benefit.    The Company recognized tax benefits of $382 million related to the reversal of U.S. deferred tax liabilities associated with prior-years’ undistributed earnings of certain non-U.S. subsidiaries that were determined to be indefinitely reinvested abroad, $345 million associated with the remeasurement of net unrecognized tax benefits and related interest based on new information regarding the status of federal and state examinations, and $277 million associated with the planned repatriation of non-U.S. earnings at a cost lower than originally estimated. The Company recognized a tax benefit of $331 million in 2009, resulting from the cost of anticipated repatriation of non-U.S. earnings at lower than previously estimated tax rates.

Morgan Stanley Debt.    Net revenues reflected negative revenues of $873 million, $5.5 billion and $0.2 billion in 2010, 2009 and the one month ended December 31, 2008, respectively, from the tightening of the Company’s credit spreads, and gains of $5.6 billion in fiscal 2008 from the widening of the Company’s credit spreads on certain long-term and short-term borrowings, including structured notes and junior subordinated debentures that are accounted for at fair value.

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

Monoline Insurers.    Monoline insurers (“Monolines”) provide credit
enhancement to capital markets transactions. The current credit environment continues to affect the ability of such financial guarantors to provide enhancement to existing capital market transactions. The Company’s direct exposure to Monolines is limited to bonds that are insured by Monolines and to derivative contracts with a Monoline as counterparty (principally an affiliate of MBIA Inc. (“MBIA”)).

The Company’s exposure to Monolines at December 31, 2010 includes
$1.5 billion in insured municipal bond securities and $326 million of mortgage and asset-backed securities enhanced by financial guarantees. Excluding MBIA, derivative counterparty exposure includes gross exposures of approximately $440 million, net of cumulative credit valuation adjustments and hedges. The positive net derivative counterparty exposure (the sum of net long positions for each individual counterparty) was insignificant at December 31, 2010. Positive net derivative counterparty exposure is defined as potential loss to the Company over a period of time in an event of 100% default of a Monoline, assuming zero recovery. Amounts related to MBIA derivative counterparty exposure are not included in the above amounts since, at
December 31, 2010, the aggregate value of cumulative credit valuation adjustments and hedges exceeded the amount of gross exposure of $4.2 billion by $1.1 billion.

The results for 2010 included losses of $865 million related to the
Company’s Monoline counterparty credit exposures, principally MBIA, compared with losses of $232 million, $1.7 billion and $203 million in 2009, fiscal 2008 and the one month ended December 31, 2008, respectively. The
Company’s hedging program for Monoline counterparty exposure continues to become more costly and difficult to effect, and, as such, the losses in 2010 reflected those additional costs as well as volatility on those hedges caused by the tightening of both MBIA and commercial mortgage-backed spreads. The Company proactively manages its Monoline exposure; however, as market conditions continue to evolve, significant additional losses could be incurred. The Company’s hedging program includes the use of single name and index transactions that mitigate credit exposure to the Monolines as well as certain market risk components of existing underlying commercial mortgage-backed securities transactions with the Monolines and is conducted as part of the Company’s overall market risk management. See “Qualitative and Quantitative Disclosure about Market Risk—Risk Management—Market Risk” in Part II, Item 7A herein.

Settlement with DFS.    On June 30, 2007, the
Company completed the spin-off of its business segment DFS to its shareholders. On February 11, 2010, DFS paid the Company $775 million in complete satisfaction of its obligations to the Company regarding the sharing of proceeds from a lawsuit against Visa and MasterCard. The payment was recorded as a gain in discontinued operations in the consolidated statement of income for 2010.

Gain on Sale of Noncontrolling Interest.    In connection with the MUFG Transaction (see “Other Matters—Japan
Securities Joint Venture” herein), the Company recorded an after-tax gain of $731 million from the sale of a noncontrolling interest in its Japanese institutional securities business. This gain was recorded in Paid-in capital in the
Company’s consolidated statements of financial condition at December 31, 2010 and changes in total equity for 2010.

Gain on Sale of Retail Asset Management.    On June 1, 2010, the Company completed the sale of Retail Asset Management, including Van Kampen, to Invesco. The Company received $800 million in cash and approximately 30.9 million shares of Invesco stock upon sale, resulting in a cumulative after-tax gain of $682 million, of which $570 million was recorded in 2010.
The remaining gain, representing tax basis benefits, was recorded in the quarter ended December 31, 2009. The results of Retail Asset Management are reported as discontinued operations within the Asset Management business segment for all periods presented through the date of divestiture. The Company recorded the 30.9 million shares as securities available for sale. In November 2010, the Company sold its investment in Invesco, resulting in a realized gain of approximately $102 million reported within Other revenues in the consolidated statement of income for 2010.

Sale of Stake in CICC.    In December 2010, the Company completed the sale of its 34.3% stake in CICC for a pre-tax gain of approximately $668 million, which is included within
Other revenues in the consolidated statement of income for 2010. See Note 24 to the consolidated financial statements.

Corporate Lending.    The Company recorded the following amounts primarily
associated with loans and lending commitments carried at fair value within the Institutional Securities business segment:

2010(1)

2009(1)

Fiscal 2008(1)

One Month Ended December 31, 2008(1)

(dollars in billions)

Gains (losses) on loans and lending commitments

$
0.3

$
4.0

$
(6.3
)

$
(0.5
)

Gains (losses) on hedges

(0.7
)

(3.2
)

3.0

(0.1
)

Total gains (losses)

$
(0.4
)

$
0.8

$
(3.3
)

$
(0.6
)

(1)
Amounts include realized and unrealized gains (losses).

U.K. Tax.    During 2010, the Company recognized a charge of approximately $272 million in Compensation and benefits expense representing the final amount paid relating to the U.K. government’s payroll tax on discretionary above-base compensation.

OIS Fair Value Measurement.    In the fourth quarter of 2010, the Company began using the overnight indexed swap
(“OIS”) curve as an input to value substantially all of its collateralized interest rate derivative contracts. The Company believes using the OIS curve, which reflects the interest rate typically paid on cash collateral, more accurately reflects the fair value of collateralized interest rate derivative contracts. The Company recognized a pre-tax gain of approximately $176 million in Principal transactions—Trading upon application of the
OIS curve within the Institutional Securities business segment. Previously, the Company discounted these collateralized interest rate derivative contracts based on London Interbank Offered Rate (“LIBOR”).

Goodwill and Intangibles.    Impairment charges
related to goodwill and intangible assets were $201 million, $16 million and $725 million in 2010, 2009 and fiscal 2008, respectively (see Note 9 to the consolidated financial statements). The impairment charges for 2010 included $193 million related to FrontPoint Partners LLC (“FrontPoint”), as described below.

FrontPoint.    In 2010, the Company reached an agreement with the principals of FrontPoint, whereby FrontPoint senior management and portfolio managers will own a majority equity stake in FrontPoint, and the Company will retain a minority stake. FrontPoint will replace the Company’s affiliates as the investment advisor and general partner of the FrontPoint funds. The Company expects this transaction to close in the first quarter of 2011, subject to closing conditions. The Company recorded impairment charges of approximately $126 million related to the transaction in 2010, which were included in Other revenues in the consolidated statement of income.

In addition, the Company recorded approximately $67 million
related to the writedown of certain intangible assets in 2010, included in Other expenses in the consolidated statement of income.

MSCI.    In May 2009, the Company divested all of its remaining ownership interest in MSCI Inc. (“MSCI”).
The gain on sale, net of taxes, was approximately $279 million and $895 million, related to the secondary offerings, for 2009 and fiscal 2008, respectively. The results of MSCI are reported as discontinued operations for all periods presented through the date of divestiture. The results of MSCI were formerly included in the continuing operations of the Institutional Securities business segment.

Sale of Bankruptcy Claims.    In 2009, the Company recorded a gain of $319 million related to the sale of undivided participating interests in a portion of the Company’s claims against a derivative counterparty that filed for bankruptcy protection (see Note 18 to the consolidated financial statements).

Structured Investment Vehicles.    The Company recognized gains of $164 million in 2009 and losses of $470 million and $84 million in fiscal 2008 and the one month ended December 31, 2008, respectively, related to securities issued by structured investment vehicles (“SIV”). The gains were recorded in the Asset Management business segment.

Subsidiary Banks.    The Company recorded losses of approximately $70 million,
gains of approximately $140 million and losses of approximately $900 million in 2010, 2009 and fiscal 2008, respectively, related to securities portfolios in the Company’s domestic subsidiary banks, Morgan Stanley Bank, N.A. and Morgan Stanley
Private Bank, National Association (formerly, Morgan Stanley Trust FSB) (the “Subsidiary Banks”).

ARS.    Under the terms of various agreements entered into with government agencies and the terms of the Company’s announced offer to repurchase, the Company agreed to repurchase at par certain Auction Rate Securities (“ARS”) held by retail clients that were purchased through the Company. In addition, the Company agreed to reimburse retail clients who have sold certain ARS purchased through the Company at a loss. Fiscal 2008 reflected charges of $532 million for the ARS repurchase program and writedowns of $108 million associated with ARS held in inventory.

Sales of Subsidiaries and Other Items.    Results for fiscal 2008 included a pre-tax gain of $687 million related to the sale of MSWM S.V. (see Note 19 to the consolidated financial statements).

Business Segments.

Substantially all of the Company’s operating revenues and operating expenses can be directly attributed to its business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective revenues or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the
Company’s consolidated results. Income before taxes in Intersegment Eliminations primarily represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by the Asset Management business segment to the Global Wealth Management Group business segment associated with sales of certain products and the related compensation costs paid to the Global Wealth Management Group business segment’s global representatives. Intersegment
Eliminations also reflect the effect of fees paid by the Institutional Securities business segment to the Global Wealth Management Group business segment related to the bank deposit program. Losses from continuing operations before income taxes recorded in Intersegment Eliminations were $15 million, $11 million, $17 million and $1 million in 2010, 2009, fiscal 2008 and the one month ended December 31, 2008, respectively.

From June 2009 until April 1, 2010, in the Global Wealth Management Group business segment, revenues in the bank deposit program were primarily included in Asset management, distribution and administration fees. Prior to June 2009, these revenues were previously reported in Interest income. The change was the result of agreements that were entered into in connection with the MSSB transaction. Beginning on April 1, 2010, revenues in the bank deposit program held at the Company’s depository institutions are recorded as Interest income, due to renegotiations of the revenue sharing agreement as part of the Global Wealth Management Group business segment’s retail banking strategy. The Global Wealth Management Group business segment will continue to earn referral fees for deposits placed with Citi depository institutions, and these fees will continue to be recorded in Asset management, distribution and administration fees until the legacy Smith Barney deposits are migrated to the Company’s depository institutions.

Effective January 1, 2010, certain transfer pricing arrangements between the Global Wealth Management Group business segment and the Institutional Securities business segment relating to Global Wealth Management Group business segment’s fixed income trading activities were modified to conform to agreements with Citi in connection with MSSB.

In addition, with an effective date of
January 1, 2010, the Global Wealth Management Group business segment sold approximately $3 billion of ARS to the Institutional Securities business segment at book value.

The Company changed the allocation methodology in the Institutional Securities business segment for funding costs centrally managed by the Company’s Treasury Department between equity and fixed income sales and trading to more accurately reflect business activity. Effective January 1, 2010, funding costs were allocated 35% to equity sales and trading and 65% to fixed income sales and trading. Prior to January 1, 2010, funding costs were allocated 20% and 80% to equity and fixed income sales and trading, respectively. The Company regularly evaluates the appropriateness of funding cost allocations with respect to business activities and may, in the future, modify further the allocation percentages.

Effective January 1, 2010, in the Institutional Securities business segment, Equity sales and trading revenues include Asset management, distribution and administration fees as these fees relate to administrative services primarily provided to the Company’s prime brokerage clients and, therefore, closely align to equity sales and trading revenues. Prior periods have been adjusted to conform to the current presentation.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

2010

2009

Fiscal 2008

One Month Ended December 31, 2008

(dollars in millions)

Revenues:

Investment banking

$
4,295

$
4,455

$
3,630

$
177

Principal transactions:

Trading

8,154

6,591

5,897

(1,462
)

Investments

809

(864
)

(2,461
)

(158
)

Commissions

2,274

2,152

3,094

127

Asset management, distribution and administration fees

104

98

142

10

Other

996

545

2,722

91

Total non-interest revenues

16,632

12,977

13,024

(1,215
)

Interest income

5,877

6,373

37,604

1,017

Interest expense

6,143

6,497

35,860

1,124

Net interest

(266
)

(124
)

1,744

(107
)

Net revenues

16,366

12,853

14,768

(1,322
)

Compensation and benefits

7,081

7,212

7,084

280

Non-compensation expenses

4,947

4,553

6,144

395

Total non-interest expenses

12,028

11,765

13,228

675

Income (loss) from continuing operations before income taxes

4,338

1,088

1,540

(1,997
)

Provision for (benefit from) income taxes

301

(301
)

149

(726
)

Income (loss) from continuing operations

4,037

1,389

1,391

(1,271
)

Discontinued operations:

Gain (loss) from discontinued operations

(1,175
)

396

1,460

(20
)

Provision for (benefit from) income taxes

26

229

575

(1
)

Net gain (loss) on discontinued operations

(1,201
)

167

885

(19
)

Net income (loss)

2,836

1,556

2,276

(1,290
)

Net income applicable to noncontrolling interests

290

12

71

3

Net income (loss) applicable to Morgan Stanley

$
2,546

$
1,544

$
2,205

$
(1,293
)

Amounts applicable to Morgan Stanley:

Income (loss) from continuing operations

$
3,747

$
1,393

$
1,358

$
(1,271
)

Net gain (loss) from discontinued operations

(1,201
)

151

847

(22
)

Net income (loss) applicable to Morgan Stanley

$
2,546

$
1,544

$
2,205

$
(1,293
)

In the third quarter of 2010, the Company
completed the disposal of CityMortgage Bank (“CMB”), a Moscow-based mortgage bank. Results for CMB are reported as discontinued operations for all periods presented through the date of disposal within the Institutional Securities business segment.

On March 31, 2010, the Board authorized a plan of
disposal by sale for Revel. The results of Revel are reported as discontinued operations for all periods presented within the Institutional Securities business segment. Results for 2010 include a loss of approximately $1.2 billion in connection with writedowns and related costs of such planned disposition.

Supplemental Financial Information.

Investment Banking.

Investment banking revenues are composed of fees from advisory services and revenues from the underwriting of securities offerings and syndication of loans, net of syndication expenses.

Investment banking revenues
were as follows:

2010

2009(1)

Fiscal 2008

One Month Ended December 31, 2008

(dollars in millions)

Advisory fees from merger, acquisition and restructuring transactions

$
1,470

$
1,488

$
1,740

$
68

Equity underwriting revenues

1,454

1,695

1,045

47

Fixed income underwriting revenues

1,371

1,272

845

62

Total investment banking revenues

$
4,295

$
4,455

$
3,630

$
177

(1)
All prior-period amounts have been reclassified to conform to the current period’s presentation.

Sales and Trading.

Sales and trading revenues are composed of Principal
transactions—Trading revenues; Commissions; Asset management, distribution and administration fees; and Net interest revenues (expenses). In assessing the profitability of its sales and trading activities, the Company views Principal transactions—Trading; Commissions; Asset management, distribution and administration fees; and Net interest revenues (expenses) in the aggregate. In addition, decisions relating to principal transactions are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes, among other things, an assessment of the potential gain or loss associated with a transaction, including any associated commissions, dividends, the interest income or expense associated with financing or hedging the Company’s positions, and other related expenses.

Sales and trading revenues were as follows:

2010

2009(1)

Fiscal 2008(1)

One Month Ended December 31, 2008(1)

(dollars in millions)

Principal transactions—Trading

$
8,154

$
6,591

$
5,897

$
(1,462
)

Commissions

2,274

2,152

3,094

127

Asset management, distribution and administration fees

104

98

142

10

Net interest

(266
)

(124
)

1,744

(107
)

Total sales and trading revenues

$
10,266

$
8,717

$
10,877

$
(1,432
)

(1)
All prior-period amounts have been reclassified to conform to the current period’s presentation. See “Business Segments” and “Other
Matters—Dividend Income” herein for further information.

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

57

Asset Management, Distribution and Administration Fees. Asset management, distribution and administration fees include fees associated with administrative services primarily provided to the Company’s prime brokerage clients.

Net Interest. Interest income and Interest expense are a function of the level and mix of total assets and liabilities, including financial instruments owned and financial instruments sold, not yet purchased, reverse repurchase and repurchase agreements, trading strategies, customer activity in the Company’s prime brokerage business, and the prevailing level, term structure and volatility of interest rates. Certain Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”) and Securities borrowed and
Securities loaned transactions may be entered into with different customers using the same underlying securities, thereby generating a spread between the interest revenue on the reverse repurchase agreements or securities borrowed transactions and the interest expense on the repurchase agreements or securities loaned transactions.

Sales and trading revenues by business were as follows:

2010

2009(1)

Fiscal 2008(1)

One Month Ended December 31, 2008(1)

(dollars in millions)

Equity

$
4,840

$
3,690

$
9,881

$
(11
)

Fixed income

5,867

4,854

4,115

(858
)

Other(2)

(441
)

173

(3,119
)

(563
)

Total sales and trading revenues

$
10,266

$
8,717

$
10,877

$
(1,432
)

(1)
All prior-period amounts have been reclassified to conform to the current period’s presentation.

(2)
Other sales and trading net revenues primarily included net gains (losses) from loans and lending commitments and related hedges associated with the Company’s lending and other corporate activities. Other sales and trading net revenues also included net losses associated with costs related to the amount of liquidity (“negative carry”) in the Subsidiary Banks.

2010 Compared with 2009.

Investment
Banking.    Investment banking revenues decreased 4% in 2010 from 2009, reflecting lower revenues from equity underwriting and lower advisory fees from merger, acquisition and restructuring transactions, partially offset by higher revenues from fixed income underwriting. Investment banking revenues in 2010 were also impacted by the deconsolidation of the majority of the Company’s Japanese investment banking business as a result of the
MUFG Transaction (see “Other Matters—Japan Securities Joint Venture” herein). Overall, underwriting revenues of $2,825 million decreased 5% from 2009. Equity underwriting revenues decreased 14% to $1,454 million, primarily due to lower market volume. Fixed income underwriting revenues increased 8% to $1,371 million, primarily due to increased high-yield issuance volumes and higher loan syndication fees. Advisory fees from merger, acquisition and restructuring transactions were $1,470 million, a decrease of 1% from 2009.

Sales and Trading Revenues.    Total sales and trading revenues increased 18% in 2010 from 2009, reflecting higher equity and fixed income sales and trading revenues, partially offset by losses in other sales and trading.

Equity.    Equity sales and trading revenues increased 31% to $4,840 million in 2010 from $3,690 million in 2009. Equity sales and trading revenues reflected negative revenues of approximately $121 million in 2010 due to the tightening of the Company’s credit spreads resulting from the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected compared with negative revenues of approximately $1,738 million in 2009. Despite solid customer flows, a challenging trading environment resulted in lower revenues in the cash and derivatives businesses in 2010. Results in 2010 reflected higher revenues in prime brokerage due to higher client balances compared with 2009.

In 2010, equity sales and trading revenues also reflected unrealized gains of approximately $20 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ credit default swap spreads compared with unrealized gains of approximately $198 million in 2009. The Company also recorded unrealized gains of $31 million in 2010 related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s credit default swap spreads compared with unrealized losses of approximately $154 million in
2009 from the tightening of the Company’s credit default swap spreads. The unrealized gains and losses on credit default swap spreads do not reflect any gains or losses on related hedging instruments.

Fixed Income.    Fixed income sales and trading
revenues increased 21% to $5,867 million in 2010 from $4,854 million in 2009. Results in 2010 included negative revenues of approximately $703 million due to the tightening of the Company’s credit spreads resulting from the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected compared with negative revenues of approximately $3,321 million in 2009. Interest rate, credit and currency product revenues decreased 38% in 2010, reflecting lower trading results across most businesses. Results for 2010 primarily reflected solid customer flows in interest rate, credit and currency products, which were partly offset by a challenging trading environment. Interest rate, credit and currency product net revenues in 2010 were also negatively impacted by losses of $865 million from Monolines compared with losses of $232 million in 2009. Results in interest rate, credit and currency products also included a gain of approximately $123 million related to a change in the fair value measurement methodology to use the OIS curve as an input to value substantially all collateralized interest rate derivative contracts (see
“Overview of 2010 Financial Results—Significant Items—OIS Fair Value Measurement” herein and Note 4 to the consolidated financial statements). Commodity net revenues decreased 27% in 2010, primarily due to low levels of client activity and market volatility. Results in 2009 included a gain of approximately $319 million related to the sale of undivided participating interests in a portion of the Company’s claims against a derivative counterparty that filed for bankruptcy protection (see Note 18 to the consolidated financial statements).

In 2010, fixed income sales and trading revenues reflected net unrealized gains of $603 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ credit default swap spreads compared with unrealized gains of approximately $3,462 million in 2009. The Company also recorded unrealized gains of $287 million in 2010 related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s credit default swap spreads compared with unrealized losses of approximately $1,938 million in 2009 from the tightening of the Company’s credit default swap spreads. The unrealized gains and losses on credit default swap spreads do not reflect any gains or losses on related hedging instruments.

Other.    In addition to the equity and fixed income sales and trading revenues discussed above, sales and trading revenues included other trading revenues, consisting primarily of certain activities associated with the Company’s corporate activities. In connection with its corporate lending activities, the Company provides to select clients loans or lending commitments (including bridge financing) that are generally classified as either “event-driven” or “relationship-driven.” “Event-driven” loans and lending commitments refer to activities associated with a particular event or transaction, such as to support client merger, acquisition or recapitalization transactions. “Relationship-driven” loans and lending commitments are generally made to expand business relationships with select clients. For further information about the Company’s corporate lending activities, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” herein. The fair value measurement of loans and lending commitments takes into account fee income that is considered an attribute of the contract. The valuation of these commitments could change in future periods depending on, among other things, the extent that they are renegotiated or repriced or if the associated acquisition transaction does not occur. Other sales and trading also includes costs related to negative carry.

In 2010,
other sales and trading net revenues reflected a net loss of $441 million compared with net gains of $173 million in 2009. Results in 2010 primarily included net losses of approximately $342 million (mark-to-market valuations and realized gains of approximately $327 million offset by losses on related hedges of approximately $669 million) associated with loans and lending commitments and the costs related to negative carry in the Subsidiary Banks. Results in 2009 included net gains of approximately $804 million (mark-to-market valuations and realized gains of approximately $4,042 million, partially offset by losses on related hedges of approximately
$3,238 million) associated with loans and lending commitments. Results in 2009 also included losses of $362 million, reflecting the improvement in the Company’s debt-related credit spreads on certain debt related to China Investment
Corporation’s (“CIC”) investment in the Company. Results in 2010 also included a gain of approximately $53 million related to the OIS curve fair value methodology referred to above (see “Overview of 2010 Financial
Results—Significant Items—OIS Fair Value Measurement” and Note 4 to the consolidated financial statements).

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

Principal transaction net investment gains of $809 million were recognized in 2010 compared with net investment losses of $864 million in 2009. The results for 2010 reflected a gain of $313 million on a principal investment held by a consolidated investment partnership, which was sold in 2010. The portion of the gain related to third-party investors amounted to $183 million and was recorded in the net income applicable to noncontrolling interests in the consolidated statement of income. The results in 2010 also reflected gains on principal investments in real estate funds and investments associated with certain employee deferred compensation and co-investment plans compared with losses on such investments in 2009.

Other.    Other revenues increased 83% in 2010, primarily reflecting a pre-tax gain of $668 million from the sale of the
Company’s investment in CICC. Results in 2009 included gains of approximately $465 million from the Company’s repurchase of its debt in the open market.

Non-interest Expenses.    Non-interest
expenses increased 2% in 2010, primarily due to higher non-compensation expenses, partially offset by lower compensation expense. Compensation and benefits expenses decreased 2% in 2010, primarily due to lower net revenues, excluding the impact of negative revenues related to the Company’s debt-related credit spreads. Compensation and benefits expenses in 2010 included a charge of approximately $269 million related to the U.K. government’s payroll tax on discretionary above-base compensation. Non-compensation expenses increased 9% in 2010. Brokerage and clearing expense increased 18% in 2010, primarily due to higher levels of business activity. Information processing and communications expense increased 12% in 2010, primarily due to ongoing investments in technology. Marketing and business development expense increased 35% in 2010, primarily due to higher levels of business activity. Professional services expense increased 9% in 2010, primarily due to higher technology consulting expenses and higher legal fees. Other expenses decreased 6% in 2010, primarily related to insurance recoveries reflected in 2010 and a loss provision in deferred compensation plans reflected in 2009. The decrease in 2010 was partially offset by higher provisions for litigation and regulatory proceedings, including $102.7 million related to the Assurance of Discontinuance that was entered into on June 24, 2010 between the Company and the Office of the Attorney
General for the Commonwealth of Massachusetts (“Massachusetts OAG”) to resolve the Massachusetts OAG’s investigation of the Company’s financing, purchase and securitization of certain subprime residential mortgages.

2009 Compared with Fiscal 2008.

Investment banking revenues increased 23% in 2009 from fiscal 2008, as higher revenues from equity and fixed income underwriting transactions were partially offset by lower advisory revenues. Underwriting revenues of $2,967 million increased 57% from fiscal 2008, reflecting higher levels of market activity, as equity underwriting revenues increased 62% to $1,695 million and fixed income underwriting revenues increased 51% to $1,272 million. Underwriting fees in 2009 reflected a significant increase in market activity from 2008 levels, which were affected by unprecedented market turmoil and challenging market conditions. In 2009, advisory fees from merger, acquisition and restructuring transactions were $1,488 million, a decrease of
14% from fiscal 2008, reflecting lower levels of market activity.

Total sales and trading revenues decreased 20% in 2009 from fiscal 2008, reflecting lower equity sales and trading revenues, partially offset by higher other sales and trading revenues and by higher fixed income sales and trading revenues.

Equity sales and trading revenues decreased 63% to $3,690 million in 2009 from fiscal 2008. The decrease in 2009 was primarily due to a significant reduction in net revenues from derivative products and equity cash products, reflecting lower levels of market volume and market volatility, reduced levels of client activity and lower average prime brokerage client balances. Equity sales and trading revenues reflected losses of $1,738 million due to the tightening of the Company’s credit spreads during 2009 resulting from the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected compared with a benefit of approximately $1,604 million in fiscal 2008 related to the widening of the Company’s credit spreads.

In 2009, equity sales and trading revenues also reflected unrealized gains of approximately $198 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ credit default swap spreads compared with losses of $300 million in fiscal 2008 related to the widening of counterparties’ credit default swap spreads. The Company also recorded unrealized losses of approximately $154 million in 2009 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s credit default swap spreads compared with gains of $125 million in fiscal 2008 related to the widening of the Company’s credit default swap spreads. The unrealized losses and gains do not reflect any gains or losses on related hedging instruments.

Fixed income sales and trading revenues increased 18% to $4,854 million in 2009 from fiscal 2008. Interest rate, currency and credit products net revenues increased 127% in 2009, primarily due to strong investment grade and distressed debt trading results, partly offset by lower levels of client activity. Results in 2009 also included a gain of $319 million related to the sale of undivided participating interests in a portion of the Company’s claims against a derivative counterparty that filed for bankruptcy protection. Commodity net revenues decreased 31% in 2009, primarily reflecting reduced levels of client activity and unfavorable market conditions.

In 2009, fixed income
sales and trading revenues reflected net unrealized gains of approximately $3,462 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ credit default swap spreads compared with unrealized losses of approximately $6,560 million in fiscal 2008 related to the widening of counterparties’ credit default swap spreads. The Company also recorded unrealized losses of approximately $1,938 million in 2009, related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s credit default swap spreads compared with unrealized gains of approximately $1,968 million in fiscal 2008 related to the widening of the
Company’s credit default swap spreads. The unrealized losses and gains on credit default swap spreads do not reflect any gains or losses on related hedging instruments.

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

In 2009, other sales and trading net revenues reflected net gains of $173 million compared with net losses of $3,119 million in fiscal 2008. Results for 2009 included net gains of $804 million (mark-to-market valuations and realized gains of $4,042 million, partially offset by losses on related hedges of $3,238 million) associated with loans and lending commitments. Results for fiscal 2008 included net losses of $3,335 million (negative mark-to-market valuations and losses of $6,311 million, net of gains on related hedges of $2,976 million) associated with loans and lending commitments largely related to certain “event-driven” lending to non-investment grade companies. Results in 2009 also included losses of $362 million, reflecting the improvement in the
Company’s debt-related credit spreads on certain debt related to CIC’s investment in the Company compared with gains of $387 million in fiscal 2008.

In fiscal 2008, other sales and trading revenues also included writedowns of securities of approximately $1.2 billion in the Company’s
Subsidiary Banks and mark-to-market gains of approximately $1.4 billion on certain swaps previously designated as hedges of a portion of the Company’s long-term debt. These swaps were no longer considered hedges once the related debt was repurchased by the Company.

Principal transactions net investment
losses of $864 million were recognized in 2009 as compared with net investment losses of $2,461 million in fiscal 2008. The losses were primarily related to net realized and unrealized losses from the Company’s limited partnership investments in real estate funds and investments associated with certain employee deferred compensation and co-investment plans.

Other revenues decreased 80% in 2009 compared with fiscal 2008. During 2009, the Company recorded gains of approximately $465 million from the
Company’s repurchase of debt in the open market compared with approximately $2.1 billion in fiscal 2008 (see “Significant Items—Morgan Stanley Debt” herein for further discussion).

Non-interest expenses decreased 11% in 2009, primarily due to lower non-compensation expense. Compensation and benefits expense increased 2% from fiscal 2008. Non-compensation expenses decreased 26% in 2009, partly due to the Company’s initiatives to reduce costs. Occupancy and equipment expense decreased 12%
in 2009, primarily due to lower leasing costs associated with office facilities. Brokerage, clearing and exchange fees decreased 20% in 2009, primarily due to decreased trading activity. Marketing and business development expense decreased 43% in
2009, primarily due to lower levels of business activity. Professional services expense decreased 18% in 2009, primarily due to lower consulting and legal fees. Other expenses decreased 50% in 2009. In fiscal 2008, other expenses included $694 million related to the impairment of goodwill and intangible assets related to certain fixed income businesses. Excluding the fiscal 2008 impairment charges, other expenses decreased in 2009, primarily due to lower levels of business activity and lower litigation expense.

One Month Ended December 31,
2008 Compared with the One Month Ended December 31, 2007.

Institutional Securities recorded losses before income taxes of $1,997 million in the one month ended December 31, 2008 compared with income before income taxes of $938 million in the one month ended December 31, 2007. Net revenues were $(1,322) million in the one month ended December 31, 2008 compared with $2,314 million in the one month ended December 31, 2007. Net revenues in the one month ended December 31, 2008 reflected sales and trading losses as compared with sales and trading revenues in the prior-year period. Non-interest expenses decreased 51% to $675 million, primarily due to lower compensation and benefits expense, reflecting lower net revenues. Non-compensation expenses increased 4%.

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

Equity sales and trading losses were $11 million in the
one month ended December 31, 2008 compared with revenues of $935 million in the one month ended December 31, 2007. Results in the one month ended December 31, 2008 reflected lower revenues from equity cash and derivative products and prime brokerage.

Equity sales and trading losses also included approximately $75 million of losses from the tightening of the Company’s credit spreads on certain long-term and short-term borrowings accounted for at fair value. Fixed income sales and trading losses were $858 million in the one month ended December 31, 2008 compared with revenues of $944 million in the one month ended December 31, 2007. Results in the one month ended
December 31, 2008 reflected losses in interest rate, credit and currency products where continued dislocation in the credit markets contributed to the losses. In addition, fixed income sales and trading included approximately $175 million losses from the tightening of the Company’s credit spreads on certain long-term and short-term borrowings that are accounted for at fair value.

Other sales and trading losses were approximately $563 million in the one month ended December 31, 2008 compared with revenues of $60 million in the one month ended December 31, 2007. The one month ended December 31, 2008 included writedowns related to mortgage-related securities portfolios in the Company’s Subsidiary Banks, partially offset by mark-to-market gains on loans and lending commitments and related hedges.

Principal transactions
net investment losses of $158 million were recognized in the one month ended December 31, 2008 compared with net investment gains of $25 million in the one month ended December 31, 2007. The losses in the one month ended December 31,
2008 were primarily related to net realized and unrealized losses from the Company’s limited partnership investments in real estate funds and investments associated with certain employee deferred compensation and co-investment plans, and other principal investments.

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

2010

2009

Fiscal 2008

One Month Ended December 31, 2008

(dollars in millions)

Revenues:

Investment banking

$
827

$
596

$
427

$
21

Principal transactions:

Trading

1,306

1,208

613

54

Investments

19

3

(54
)

(4
)

Commissions

2,676

2,090

1,408

89

Asset management, distribution and administration fees

6,349

4,583

2,726

183

Other

337

249

965

15

Total non-interest revenues

11,514

8,729

6,085

358

Interest income

1,587

1,114

1,239

66

Interest expense

465

453

305

15

Net interest

1,122

661

934

51

Net revenues

12,636

9,390

7,019

409

Compensation and benefits

7,843

6,114

3,810

247

Non-compensation expenses

3,637

2,717

2,055

44

Total non-interest expenses

11,480

8,831

5,865

291

Income from continuing operations before income taxes

1,156

559

1,154

118

Provision for income taxes

336

178

440

45

Income from continuing operations

820

381

714

73

Net income

820

381

714

73

Net income applicable to noncontrolling interests

301

98

—

—

Net income applicable to Morgan Stanley

$
519

$
283

$
714

$
73

On May 31, 2009, MSSB was formed (see Note
3). The Company owns 51% of MSSB, which is consolidated. As a result, the operating results for MSSB are included in the Global Wealth Management Group business segment since May 31, 2009. Net income applicable to noncontrolling interests of
$301 million and $98 million in 2010 and 2009, respectively, primarily represents Citi’s interest in MSSB since May 31, 2009.

2010 Compared with 2009.

Investment Banking.    Global Wealth Management Group investment banking includes revenues from the distribution of equity and fixed income securities, including initial public offerings, secondary offerings, closed-end funds and unit trusts. Investment banking revenues increased 39% in 2010, primarily benefiting from a full year of MSSB revenues and higher closed-end fund activity.

Principal
Transactions—Trading.    Principal transactions—Trading include revenues from customers’ purchases and sales of financial instruments in which the Company acts as principal and gains and losses on the
Company’s inventory positions which are held primarily to facilitate customer transactions.

Principal transactions trading revenues increased 8% in 2010, primarily benefiting from a full year of MSSB revenues, net gains related to investments associated with certain employee deferred compensation plans and gains on certain investments.

Principal Transactions—Investments.    Principal transaction net
investment gains were $19 million in 2010 compared with $3 million in 2009. The increase primarily reflected gains related to investments associated with certain employee deferred compensation plans compared with such investments in the prior-year period.

Commissions.    Commission revenues primarily arise from agency transactions in listed and OTC equity securities and sales of mutual funds, futures, insurance products and options. Commission revenues increased 28% in 2010, primarily benefiting from a full year of MSSB revenues and higher client activity.

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

Asset management, distribution and administration fees increased 39% in 2010, primarily benefiting from a full year of MSSB revenues and improved market conditions. From June 2009 until
April 1, 2010, revenues in the bank deposit program were primarily included in Asset management, distribution and administration fees. Prior to June 2009, these revenues were reported in Interest income. The change was the result of agreements that were entered into in connection with the MSSB transaction. Beginning on April 1, 2010, revenues in the bank deposit program held at the Company’s U.S. depository institutions were recorded as Interest income due to renegotiations of the revenue sharing agreement as part of the Global Wealth Management Group business segment’s retail banking strategy. The Global Wealth Management Group business segment will continue to earn referral fees for deposits placed with Citi depository institutions, and these fees will continue to be recorded in Asset management, distribution and administration fees until the legacy Smith Barney deposits are migrated to the Company’s U.S. depository institutions.
The referral fees for deposits were $381.7 million in 2010 and $659.5 million in 2009.

Balances in the bank deposit program increased to $113.3 billion at December 31, 2010 from $112.5 billion at December 31, 2009. The unlimited FDIC program expired on December 31, 2009 for deposits held by Citi depository institutions and June 30, 2010 for deposits held by the Company’s depository institutions. Deposits held by Company-affiliated FDIC-insured depository institutions were $55 billion of the $113.3 billion deposits at December 31, 2010.

Client assets in
fee-based accounts increased to $470 billion and represented 28% of total client assets at December 31, 2010 compared with $379 billion and 24% at December 31, 2009, respectively. Total client asset balances increased to $1,669 billion at
December 31, 2010 from $1,560 billion at December 31, 2009, primarily due to improved market conditions and an increase in net new assets. Net new assets for 2010 were $22.9 billion. Client asset balances in households with assets greater than $1 million increased to $1,229 billion at December 31, 2010 from $1,090 billion at December 31, 2009. Global fee-based asset flows increased to $32.7 billion at December 31, 2010 from $13.4 billion at December 31,
2009.

Other.    Other revenues
primarily include customer account service fees and other miscellaneous revenues. Other revenues were $337 million in 2010, an increase of 35% from $249 million in 2009. Other revenues in 2010 primarily benefited from a full year of MSSB revenues and increases in proxy and other fee services.

Net
Interest.    Interest income and Interest expense are a function of the level and mix of total assets and liabilities, including customer bank deposits and margin loans and securities borrowed and securities loaned transactions. Net interest increased 70% in 2010, primarily resulting from an increase in Interest income due to a full year of MSSB net interest, the securities available for sale portfolio (see “Other Matters—Securities Available for
Sale” herein) and the change in classification of the bank deposit program noted above, partially offset by increased funding costs.

Non-interest Expenses.    Non-interest expenses increased 30% in 2010,
primarily due to higher costs related to a full year of MSSB operating expenses and the amortization of MSSB’s intangible assets. Compensation and benefits expense increased 28% in 2010, primarily due to a full year of MSSB operating expenses.
Non-compensation expenses increased 34% in 2010. In 2010, brokerage, clearing and exchange fees expense increased 38%, information processing and communications expense increased 41%, and other expenses increased 51%, primarily due to a full year of
MSSB operating expenses. In 2010, professional services expense increased 43%, primarily due to a full year of MSSB operating expenses and increased technology consulting costs related to the MSSB integration.

2009 Compared with Fiscal 2008.

Investment banking revenues increased 40% in 2009 from fiscal 2008, primarily due to the consolidation of the operating revenues of MSSB and higher equity underwriting activity, partially offset by lower underwriting activity across fixed income and unit trust products. Principal transactions trading revenues increased 97% in 2009 from fiscal 2008, primarily due to the consolidation of the operating revenues of MSSB and higher revenues from municipal and corporate fixed income securities, partially offset by lower revenues from government securities. The results in 2009 also reflected net gains related to investments associated with certain employee deferred compensation plans. Principal transactions net investment gains were $3 million in 2009 compared with net investment losses of $54 million in fiscal 2008. The results in 2009 primarily reflected net gains related to investments associated with certain employee deferred compensation plans compared with losses on such plans in fiscal 2008. Commission revenues increased 48% in 2009 compared with fiscal 2008, reflecting the operating results of MSSB, partially offset by lower client activity. Asset management, distribution and administration fees increased 68% in 2009 compared with fiscal 2008, primarily due to consolidating the operating revenues of MSSB, fees associated with customer account balances in the bank deposit program and the change in classification of the bank deposit program noted above. Balances in the bank deposit program rose to $112.5 billion at
December 31, 2009 from $38.8 billion at December 31, 2008, primarily due to MSSB, which include balances held at Citi’s depository institutions. Deposits held by certain of the Company’s FDIC-insured depository institutions were $54 billion of the $112.5 billion deposits at December 31, 2009. Client assets in fee-based accounts increased 175% to $379 billion at December 31, 2009 and represented 24% of total client assets compared with 25% at
December 31, 2008. Total client asset balances increased to $1,560 billion at December 31, 2009 from $550 billion at December 31, 2008, primarily due to MSSB. Client asset balances in households greater than $1 million increased to $1,090 billion at December 31, 2009 from $351 billion at December 31, 2008.

Other revenues decreased 74% in 2009 compared with fiscal 2008. The results in 2009 included the operating revenues of MSSB. Fiscal 2008 results included $743 million related to the sale of MSWM S.V., the
Spanish onshore mass affluent wealth management business, and the Global Wealth Management Group business segment’s share ($43 million) of the Company’s repurchase of debt (see “Overview of 2010 Financial Results—Morgan Stanley
Debt” herein for further discussion).

Net interest revenues
decreased 29% in 2009 compared with fiscal 2008. The decrease was primarily due to the change in the classification of the bank deposit program noted above, a decline in customer margin loan balances and increased funding costs.

Non-interest expenses increased 51% in 2009 and included the operating costs of MSSB, the amortization of MSSB’s intangible assets, and a one-time expense of $124 million, primarily for replacement deferred compensation awards. The cost of these replacement awards was fully allocated to Citi within noncontrolling interests. Compensation and benefits expense increased 60% in 2009, primarily reflecting MSSB and the replacement awards noted above. Non-compensation expenses increased 32%. Occupancy and equipment expense increased 91%, primarily due to the consolidation of operating costs of MSSB and real estate abandonment charges. Information processing and communications expense increased 70%, and professional services expense increased 54% in 2009, primarily due to the consolidation of operating results of MSSB. Other expenses decreased 7% in 2009, primarily due to the charge of $532 million for the
ARS repurchase program in fiscal 2008, partially offset by the consolidation of operating costs of MSSB and a charge related to an FDIC assessment on deposits.

One Month Ended December 31, 2008 Compared with the One Month Ended December 31, 2007.

The Global Wealth Management Group business segment recorded income before income taxes of $118 million in the one month ended December 31, 2008 compared with $103 million in the one month ended December 31, 2007. The one month ended December 31, 2008 included a reversal of a portion of approximately $70 million of the accrual related to the ARS repurchase program. Net revenues were $409 million, a 24% decrease, primarily related to lower asset management, distribution and administration fees, lower commissions and lower investment banking fees. Client assets in fee-based accounts decreased 31% to $138 billion and decreased as a percentage of total client assets to 25% from 27% at December 31, 2007. In addition, total client assets decreased to $550 billion, down 27% from December 31, 2007, primarily due to weakened market conditions.

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

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

2010

2009

Fiscal 2008

One Month Ended December 31, 2008

(dollars in millions)

Revenues:

Investment banking

$
20

$
10

$
26

$
1

Principal transactions:

Trading

(49
)

(68
)

(331
)

(82
)

Investments

996

(173
)

(1,373
)

(43
)

Commissions

—

—

—

1

Asset management, distribution and administration fees

1,668

1,605

2,139

112

Other

164

46

160

3

Total non-interest revenues

2,799

1,420

621

(8
)

Interest income

22

17

131

8

Interest expense

98

100

205

9

Net interest

(76
)

(83
)

(74
)

(1
)

Net revenues

2,723

1,337

547

(9
)

Compensation and benefits

1,123

1,104

947

54

Non-compensation expenses

877

886

1,023

51

Total non-interest expenses

2,000

1,990

1,970

105

Income (loss) from continuing operations before income taxes

723

(653
)

(1,423
)

(114
)

Provision for (benefit from) income taxes

105

(215
)

(567
)

(44
)

Income (loss) from continuing operations

618

(438
)

(856
)

(70
)

Discontinued operations:

Gain (loss) from discontinued operations

994

(376
)

(383
)

4

Provision for (benefit from) income taxes

335

(277
)

(122
)

2

Net gain (loss) from discontinued operations

659

(99
)

(261
)

2

Net income (loss)

1,277

(537
)

(1,117
)

(68
)

Net income (loss) applicable to noncontrolling interests

408

(50
)

—

—

Net income (loss) applicable to Morgan Stanley

$
869

$
(487
)

$
(1,117
)

$
(68
)

Amounts applicable to Morgan Stanley:

Income (loss) from continuing operations

$
210

$
(388
)

$
(856
)

$
(70
)

Net gain (loss) from discontinued operations

659

(99
)

(261
)

2

Net income (loss) applicable to Morgan Stanley

$
869

$
(487
)

$
(1,117
)

$
(68
)

On June 1, 2010, the Company completed the sale of Retail Asset Management, including Van Kampen, to Invesco. The Company recorded a cumulative after-tax gain of $682 million, of which approximately $570 million was recorded in 2010. The remaining gain, representing tax basis benefits, was recorded in the quarter ended December 31, 2009. The results of Retail Asset Management are reported as discontinued operations through the date of sale within the Asset Management business segment. Noncontrolling interests relate to the consolidation of certain real estate funds sponsored by the Company. The increase in noncontrolling interests in 2010 is primarily related to principal investment gains of $444 million associated with these consolidated funds.

In the third quarter of 2010, the Company completed a disposal of a real estate property within the Asset Management business segment. The results of operations are reported as discontinued operations through the date of disposal.

Statistical Data.

The results presented in the statistical tables below exclude the operations of Retail Asset Management, as those results are included in discontinued operations through the date of sale (see Note 25 to the consolidated financial statements).

Asset Management’s year-end and average assets under management or supervision were as follows:

			Average For
	At December 31,		2010	2009	Fiscal 2008	One Month Ended December 31, 2008
	2010	2009
	(dollars in billions)
Assets under management or supervision by asset class:
Core asset management:
Equity	$92	$81	$81	$68	$102	$62
Fixed income—long-term	59	54	58	52	71	56
Money market	53	59	53	65	107	81
Alternatives(1)	43	42	42	37	53	41

Total core asset management	247	236	234	222	333	240

Merchant banking:
Private equity	5	4	5	4	3	4
Infrastructure	4	4	4	4	3	4
Real estate	16	15	15	21	37	34

Total merchant banking	25	23	24	29	43	42

Total assets under management or supervision	272	259	258	251	376	282
Share of minority stake assets(2)	7	7	7	6	7	6

Total	$279	$266	$265	$257	$383	$288

(1)	The alternatives asset class includes a range of investment products such as hedge funds, funds of hedge funds, funds of private equity funds and funds of real estate funds.
(2)	Amounts represent Asset Management’s proportional share of assets managed by entities in which it owns a minority stake.

Activity in Asset Management’s assets under management or supervision during 2010, 2009, fiscal 2008 and the one month ended December 31, 2008 was as follows:

	2010	2009	Fiscal 2008	One Month Ended December 31, 2008
	(dollars in billions)
Balance at beginning of period	$266	$290	$400	$287
Net flows by asset class:
Core asset management:
Equity	(1)	(8)	(9)	—
Fixed income—long-term	1	(6)	(14)	(3)
Money market	(6)	(22)	(19)	—
Alternatives(1)	(2)	(3)	6	—

Total core asset management	(8)	(39)	(36)	(3)

Merchant banking:
Private equity	—	—	1	—
Infrastructure	—	—	1	—
Real estate	2	(2)	1	—

Total merchant banking	2	(2)	3	—

Total net flows	(6)	(41)	(33)	(3)
Net market appreciation (depreciation)	19	16	(80)	6

Total net increase (decrease)	13	(25)	(113)	3
Acquisitions	—	—	1	—
Net increase (decrease) in share of minority stake assets(2)	—	1	(1)	—

Balance at end of period	$279	$266	$287	$290

(1)	The alternatives asset class includes a range of investment products such as hedge funds, funds of hedge funds, funds of private equity funds and funds of real estate funds.
(2)	Amounts represent Asset Management’s proportional share of assets managed by entities in which it owns a minority stake.

2010 Compared with 2009.

Investment Banking.    Asset Management generates investment banking revenues primarily from the placement of investments in merchant banking funds. Investment banking revenues doubled in 2010 from 2009, primarily reflecting higher revenues from real estate and infrastructure products.

Principal Transactions—Trading.    In 2010, the Company recognized a loss of $49 million compared with a loss of $68 million in 2009. Trading results in 2010 and 2009 included losses from hedges on certain investments and long-term debt. Trading results in 2010 also included $25 million related to contributions to money market funds. Trading results in 2009 also included mark-to-market losses related to a lending facility to a real estate fund sponsored by the Company, partially offset by gains of $164 million related to SIV positions that were previously held on the Company’s consolidated statements of financial condition.

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

The Company recorded principal transactions net investment gains of $996 million in 2010 compared with losses of $173 million in 2009. The results in 2010 included a gain of $444 million associated with certain consolidated real estate funds sponsored by the Company and net investment gains in the merchant banking and core businesses, including certain investments associated with the Company’s employee deferred compensation and co-investment plans. The results in 2009 primarily related to net investment losses associated with the Company’s real estate investments and losses related to certain investments associated with the Company’s employee deferred compensation and co-investment plans, partially offset by net investment gains associated with the Company’s alternatives business.

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

Asset management, distribution and administration fees increased 4% in 2010, primarily reflecting higher fund management and administration fees, partially offset by lower performance fees. The higher fund management and administration fees reflected an increase in average assets under management. The Company’s assets under management increased $13 billion from December 31, 2009 to December 31, 2010 reflecting market appreciation, partially offset by net customer outflows, primarily in the Company’s money market funds. The Company recorded net customer outflows of $5.7 billion in 2010 compared with net outflows of $41.1 billion in 2009.

Other.    Other revenues increased $118
million in 2010 compared with 2009. The results in 2010 included a pre-tax gain of approximately $96 million from the sale of the Company’s investment in Invesco (see Notes 5 and 19 to the consolidated financial statements). See
“Introduction—Overview of 2010 Financial Results” herein for further information. The increase in 2010 also reflected gains associated with the reduction of a lending facility to a real estate fund sponsored by the Company and higher revenues associated with the Company’s minority stake investments in Avenue Capital Group, a New York-based investment manager, and Lansdowne Partners (“Lansdowne”), a London-based investment manager. These increases were partially offset by impairment charges of $126 million related to FrontPoint (see Note 28 to the consolidated financial statements).

Non-interest Expenses.    Non-interest expenses increased 1% in 2010 compared with 2009. The results in 2010 primarily reflected an increase in Compensation and benefits expense, partially offset by a decrease in Non-compensation expenses. Compensation and benefits expenses increased 2% in 2010 due to certain international tax equalization payments and principal investment gains in the current year related to employee deferred compensation and co-investment plans. Non-compensation expenses for 2010 included intangible asset impairment charges of $67 million related to certain investment management contracts.

2009 Compared with Fiscal 2008.

Investment banking revenues decreased 62% in 2009 from fiscal 2008, primarily reflecting lower revenues from real estate products.

In
2009, the Company recognized Principal transaction—Trading losses of $68 million compared with losses of $331 million in fiscal 2008. Trading results in 2009 included mark-to-market losses related to a lending facility to a real estate fund sponsored by the Company and losses from hedges on certain investments and long-term debt. Losses in 2009 were partially offset by net gains of $164 million related to securities issued by SIVs compared with losses of
$470 million in fiscal 2008.

Principal transactions net investment losses of $173 million were recognized in 2009 compared with losses of
$1,373 million in fiscal 2008. The results in 2009 were primarily related to net investment losses associated with the Company’s real estate investments and losses related to certain investments associated with the Company’s employee deferred compensation and co-investment plans. Losses in 2009 were partially offset by net investment gains associated with the Company’s alternatives business. The results in fiscal 2008 were primarily related to net investment losses associated with the Company’s merchant banking business, including real estate and private equity investments, and losses related to certain investments associated with the Company’s employee deferred compensation and co-investment plans. Included in the net investment losses in fiscal 2008 were writedowns of approximately $250 million on Crescent prior to its consolidation.

Asset management, distribution and administration fees decreased 25% in 2009 compared with fiscal 2008. The decrease in 2009 primarily reflected lower fund management and administration fees, reflecting a decrease in average assets under management. Net flows in 2009 consisted of negative outflows across all asset classes. The Company’s decline in assets under management from
December 31, 2008 to December 31, 2009 included net customer outflows of $41.1 billion, primarily in the Company’s money market, long-term fixed income and equity funds.

Other revenues decreased 71% in 2009 compared with fiscal 2008. The results in 2009 reflected lower revenues associated with
Lansdowne and lower revenues associated with the Company’s repurchase of debt.

Non-interest expenses increased 1% in 2009 compared with fiscal 2008. The results in 2009 primarily reflected an increase in compensation and benefits expense. Compensation and benefits expense increased
17% in 2009, primarily reflecting higher net revenues. Non-compensation expenses decreased 13% in 2009. Brokerage, clearing and exchange fees decreased 44% in 2009, primarily due to lower fee sharing expenses. Marketing and business development expense decreased 40% in 2009, primarily due to lower levels of business activity. Professional services expense decreased 20% in 2009, primarily due to lower consulting and legal fees.

One Month Ended December 31, 2008 Compared with the One Month Ended December 31, 2007.

Asset Management recorded losses from continuing operations before income taxes of $114 million in the one month ended December 31, 2008 compared with losses before income taxes of $103 million in the one month ended December 31, 2007. Net revenues decreased 112% from the prior period. The decrease in the one month ended December 31, 2008 reflected asset management, distribution and administration fees of $112 million compared with $210 million in the prior-year period. This decrease was partially offset by lower losses related to securities issued by SIVs of $84 million compared with $119 million in the one month ended December 31, 2007. Assets under management or supervision within Asset Management of $290 billion were down $106 billion, or 27%, from $396 billion at
December 31, 2007, primarily reflecting decreases in equity and fixed income products resulting from market depreciation and net outflows. Non-interest expenses decreased $76 million to $105 million, primarily due to lower Compensation and benefits expense. Compensation and benefits expense decreased 53%, primarily reflecting lower revenues and reduced headcount.

Accounting Developments.

Goodwill Impairment Test.

In December 2010, the Financial Accounting Standards Board (the
“FASB”) issued accounting guidance that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity shall consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance. This guidance became effective for the Company on January 1, 2011. The Company does not believe the adoption of this accounting guidance will have a material impact on the Company’s consolidated financial statements.

Other Matters.

Real Estate.

The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner. The Company’s real estate investments at December 31, 2010 and December 31, 2009 are described below. Such amounts exclude investments associated with certain employee deferred compensation and co-investment plans.

At December 31, 2010 and December 31, 2009, the consolidated statements of financial condition include amounts representing real estate investment assets of consolidated subsidiaries of approximately $1.9 billion and $2.1 billion, respectively, net of noncontrolling interests of approximately $1.5 billion and
$0.6 billion, respectively. This net presentation is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess the Company’s net exposure. The decrease, net of noncontrolling interests, from December 31, 2009 to December 31, 2010 was primarily due to the $1.2 billion write-off in connection with the planned disposition of Revel. In addition, the Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to real estate investments of $1.0 billion at December 31, 2010 (see Note 13 to the consolidated financial statements).

In addition to the Company’s real estate investments, the Company engages in various real estate-related activities, including origination of loans secured by commercial and residential properties. The Company also securitizes and trades in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate. In connection with these activities, the Company provides representations and warranties that certain assets sold as whole loans or transferred to securitization transactions conform to certain guidelines. The Company continues to monitor its real estate-related activities in order to manage its exposures and potential liability from these markets and businesses. See “Legal Proceedings—Residential Mortgage and Credit
Crisis Related Matters” in Part I, Item 3.

A subsidiary
of the Company manages an open-ended real estate fund in Germany that suspended redemptions during the global financial crisis in October 2008. In October 2010, the subsidiary announced that it will liquidate the open-ended real estate fund over a period of three years ending September 30, 2013 and distribute proceeds from the sale of real estate assets to its investors. The subsidiary will waive the transaction fees related to the sale of assets but will continue to charge management fees. The Company does not intend to provide any support to the fund.

See “Overview of 2010 Financial Results—Real Estate Investments” herein for further information.

Securities Available for Sale.

During the first quarter of 2010, the Company established a portfolio of debt securities in order to manage interest rate risk. The securities have been classified as AFS in accordance with accounting guidance for investments in debt and equity securities and are included within the Global Wealth Management Group business segment.

73

During the second quarter of 2010, the Company classified certain marketable equity securities received in connection with the Company’s sale of Retail Asset Management to Invesco as AFS securities (see Note 1 to the consolidated financial statements for further information), included within the Asset Management business segment. In the fourth quarter of 2010, the Company sold its investment in Invesco, thereby selling all of these equity securities, resulting in a gain of $102 million, recorded within Other revenues in the consolidated statement of income for 2010.

See Note 5 to the consolidated financial statements for further information on AFS.

Redemption of CIC Equity Units and Issuance of Common
Stock.

In December 2007, the Company sold Equity Units that
included contracts to purchase Company common stock to a wholly owned subsidiary of CIC. The Company redeemed the junior subordinated debentures underlying the Equity Units in August 2010, and the redemption proceeds were subsequently used by the
CIC subsidiary to settle its obligation under the purchase contracts. See “Liquidity and Capital Resources—Redemption of CIC Equity Units and Issuance of Common Stock” herein.

Japan Securities Joint Venture.

On May 1, 2010, the Company and MUFG closed the transaction to form a joint venture in Japan of their respective investment banking and securities businesses. MUFG and the Company have integrated their respective Japanese securities companies by forming two joint venture companies. MUFG contributed the investment banking, wholesale and retail securities businesses conducted in Japan by Mitsubishi UFJ Securities Co., Ltd. into one of the joint venture entities named Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”). The Company
contributed the investment banking operations conducted in Japan by its subsidiary, Morgan Stanley MUFG Securities, Co., Ltd. (“MSMS”), formerly known as Morgan Stanley Japan Securities Co., Ltd., into MUMSS (MSMS, together with MUMSS, the
“Joint Venture”). MSMS will continue its sales and trading and capital markets business conducted in Japan. Following the respective contributions to the Joint Venture and a cash payment of 23 billion yen ($247 million) from MUFG to the Company, the Company owns a 40% economic interest in the Joint Venture, and MUFG owns a 60% economic interest in the Joint Venture. The Company holds a 40% voting interest, and MUFG holds a 60% voting interest in MUMSS, while the Company holds a
51% voting interest, and MUFG holds a 49% voting interest in MSMS. The Company continues to consolidate MSMS in its consolidated financial statements and, commencing on May 1, 2010, accounted for its interest in MUMSS as an equity method investment within the Institutional Securities business segment.

See Note 24 to the consolidated financial statements and “Overview of 2010 Financial Results—Gain on Sale of Noncontrolling Interests”
herein for further information.

Dividend Income.

Effective January 1, 2010, the Company reclassified
dividend income associated with trading and investing activities to Principal transactions—Trading or Principal transactions—Investments depending upon the business activity. Previously, these amounts were included in Interest and dividends on the consolidated statements of income. These reclassifications were made in connection with the Company’s conversion to a financial holding company. Prior periods have been adjusted to conform to the current presentation.

Regulatory Outlook.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.
While certain portions of the Dodd-Frank Act were effective immediately, other portions will be effective only following extended transition periods. At this time, it is difficult to assess fully the impact that the Dodd-Frank Act will have on the
Company and on the financial services industry generally. Implementation of the Dodd-Frank Act will be accomplished through numerous rulemakings by multiple governmental agencies. The Dodd-Frank Act also mandates the preparation of studies on a wide range of issues, which could lead to additional legislation or regulatory changes.

74

In addition, legislative and regulatory initiatives continue outside the U.S. which may also affect the
Company’s business and operations. For example, the Basel Committee on Banking Supervision (the “Basel Committee”) has issued new capital, leverage and liquidity standards, known as “Basel III,” which U.S. banking regulators are expected to introduce in the U.S. The Financial Stability Board and the Basel Committee are also developing standards designed to apply to systemically important financial institutions, such as the Company. In addition, initiatives are under way in the European Union and Japan, among other jurisdictions, that would require centralized clearing, reporting and recordkeeping with respect to various kinds of financial transactions and other regulatory requirements that are in some cases similar to those required under the Dodd-Frank Act.

It is likely that the
year 2011 and subsequent years will see further material changes in the way major financial institutions are regulated in both the U.S. and other markets in which the Company operates, though it is difficult to predict which further reform initiatives will become law, how such reforms will be implemented or the exact impact they will have on the Company’s business, financial condition, results of operations and cash flows for a particular future period. See also
“Supervision and Regulation” in Part I, Item 1.

Defined Benefit Pension and Other Postretirement Plans.

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

On June 1, 2010, the defined benefit pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “U.S. Qualified Plan”) was amended to cease future benefit accruals effective after December 31, 2010. Any benefits earned by participants under the U.S. Qualified Plan at
December 31, 2010 will be preserved and will be payable based on the U.S. Qualified Plan’s provisions. Net periodic pension expense for U.S. and non-U.S. plans was $96 million, $175 million, $132 million and $9 million for 2010, 2009, fiscal 2008 and the one month ended December 31, 2008, respectively.

On October 29, 2010, the Morgan Stanley Medical Plan was amended to change eligibility requirements for a firm-provided subsidy toward the cost of retiree medical coverage after December 31,
2010. Net periodic postretirement expense for the Morgan Stanley Medical Plan was $12 million, $26 million, $17 million and $2 million for 2010, 2009, fiscal 2008 and the one month ended December 31, 2008, respectively.

Contributions.    The Company made
contributions of $72 million, $321 million, $325 million and $2 million to its U.S. and non-U.S. defined benefit pension plans in 2010, 2009, fiscal 2008 and the one month ended December 31, 2008, respectively. These contributions were funded with cash from operations.

The Company determines the amount of
its pension contributions to its funded plans by considering several factors, including the level of plan assets relative to plan liabilities, the types of assets in which the plans are invested, expected plan liquidity needs and expected future contribution requirements. The Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax laws (for example, in the U.S., the minimum required contribution under the Employee Retirement Income Security Act of 1974, or “ERISA”). At December 31, 2010 and December 31, 2009, there were no minimum required ERISA contributions for the U.S. Qualified Plan. Due to cessation of accruals for benefits effective after December 31, 2010, no contribution was made to the U.S. Qualified Plan for 2010. A $278 million contribution was funded to the U.S. Qualified Plan for 2009 based on the service cost earned by the eligible employees plus a portion of the unfunded accumulated benefit obligation on a funding basis. Liabilities for benefits payable under certain postretirement and unfunded supplementary plans are accrued by the Company and are funded when paid to the beneficiaries.

See Notes 2 and 21 to the consolidated financial
statements for more information on the Company’s defined benefit pension and postretirement plans.

75

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

•

Certain Commercial paper and other short-term borrowings, including structured notes;

•

Certain Deposits;

•

Certain Securities sold under agreements to repurchase;

•

Certain Other secured financings; and

•

Certain Long-term borrowings, including structured notes.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels, wherein Level 1 uses observable prices in active markets, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs, and, therefore require the greatest use of judgment. In periods of market disruption, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3. In addition, a downturn in market conditions could lead to declines in the valuation of many instruments. For further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Notes 2 and 4 to the consolidated financial statements.

Level 3 Assets and Liabilities.    The
Company’s Level 3 assets before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $34.9 billion and $43.4 billion at December 31, 2010 and December 31, 2009, respectively, and represented approximately 10% and 14% at December 31, 2010 and December 31, 2009, respectively, of the assets measured at fair value (4% and 6% of total assets at December 31, 2010 and December 31, 2009, respectively). Level 3 liabilities before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $8.5 billion and $15.4 billion at December 31, 2010 and December 31, 2009, respectively, and represented approximately 4% and 9%, respectively, of the Company’s liabilities measured at fair value.

Transfers In/Out of Level 3 during 2010.    During 2010, the Company reclassified approximately $3.5 billion of certain Corporate and other debt, primarily loans and hybrid contracts, from Level 3 to Level 2. The Company reclassified these loans and hybrid contracts as external prices and/or spread inputs became observable, and the remaining unobservable inputs were deemed insignificant to the overall measurement.

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

During 2010, the Company reclassified approximately $1.2 billion of certain Net derivative contracts from Level 3 to Level 2. These reclassifications were related to certain tranched bespoke basket credit default swaps and single name credit default swaps for which unobservable inputs became insignificant.

During 2010, the Company reclassified approximately $1 billion of certain Investments from Level 3 to Level 2. The reclassifications were primarily related to principal investments for which external prices became observable.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.    Certain of the Company’s assets were measured at fair value on a non-recurring basis, primarily relating to loans, other investments, goodwill and intangible assets. The Company incurs losses or gains for any adjustments of these assets to fair value. A downturn in market conditions could result in impairment charges in future periods.

For assets and liabilities measured at fair value on a
non-recurring basis, fair value is determined by using various valuation approaches. The same hierarchy as described above, which maximizes the use of observable inputs and minimizes the use of unobservable inputs by generally requiring that the observable inputs be used when available, is used in measuring fair value for these items.

For further information on financial assets and liabilities that are measured at fair value on a non-recurring basis, see Note 4 to the consolidated financial statements.

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

Goodwill and Intangible Assets.

Goodwill.    The Company tests goodwill for
impairment on an annual basis and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level, which is generally at the level of or one level below its business segments. Goodwill no longer retains its association with a particular acquisition once it has been assigned to a reporting unit. As such, all of the activities of a reporting unit, whether acquired or organically developed, are available to support the value of the goodwill. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective book value. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below book value, however, further analysis is required to determine the amount of the impairment. The estimated fair values of the reporting units are derived based on valuation techniques the Company believes market participants would use for each of the reporting units. The estimated fair values are generally determined utilizing methodologies that incorporate price-to-book, price-to-earnings and assets under management multiples of certain comparable companies.

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

See Note 4 to the consolidated financial statements for intangible asset impairments recorded during 2010.

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

See Note 9 to the consolidated financial statements for further information on goodwill and intangible assets.

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

Accruals for litigation and regulatory proceedings are generally determined on a case-by-case basis. Where available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. For certain legal proceedings, the Company can estimate possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued. For certain other legal proceedings, the Company cannot reasonably estimate such losses, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues may need to be resolved, including through potentially

lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding.

The Company is subject to the income and indirect tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which the Company has significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. The Company must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and the expense for indirect taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. The Company periodically evaluates the likelihood of assessments in each taxing jurisdiction resulting from current and subsequent years’ examinations, and unrecognized tax benefits are established as appropriate. The Company establishes a liability for unrecognized tax benefits related to potential losses that may arise from tax audits in accordance with the guidance on accounting for unrecognized tax benefits.
Once established, unrecognized tax benefits are adjusted when there is more information available or when an event occurs requiring a change.

Significant judgment is required in making these estimates, and the actual cost of a legal claim, tax assessment or regulatory fine/penalty may ultimately be materially different from the recorded accruals and unrecognized tax benefits, if any. See Notes 13 and 22 to the consolidated financial statements for additional information on legal proceedings and tax examinations.

Special Purpose Entities and Variable Interest Entities.

The Company’s involvement with special purpose entities
(“SPE”) consists primarily of the following:

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

The Company engages in securitization
activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial instruments. The Company’s involvement with SPEs is discussed further in Note 7 to the consolidated financial statements.

In most cases, these SPEs are deemed for accounting purposes to be VIEs. The Company applies accounting guidance for consolidation of VIEs to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Entities that previously met the criteria as qualifying SPEs that were not subject to consolidation prior to January 1, 2010 became subject to the consolidation requirements for VIEs on that date. Excluding entities subject to the Deferral (as defined in Note 2 to the consolidated financial statements), effective January 1, 2010, the primary beneficiary of a VIE is the party that both (1) has the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (2) has an obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. The Company consolidates entities of which it is the primary beneficiary.

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

See Note 2 to the consolidated
financial statements for information on accounting guidance adopted on January 1, 2010 for transfers of financial assets.

Liquidity and Capital Resources.

The Company’s senior management establishes the liquidity and capital policies of the Company. Through various risk and control committees, the Company’s senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity and interest rate and currency sensitivity of the Company’s asset and liability position. The Company’s Treasury Department, Firm Risk Committee (“FRC”), Asset and Liability Management Committee (“ALCO”) and
other control groups assist in evaluating, monitoring and controlling the impact that the Company’s business activities have on its consolidated statements of financial condition, liquidity and capital structure. Liquidity and capital matters are reported regularly to the Board’s Risk Committee.

The
Balance Sheet.

The Company actively monitors and evaluates
the composition and size of its balance sheet. A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional
Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets increased to $807,698 million at December 31, 2010 from $771,462 million at December 31, 2009. The increase in total assets was primarily due to higher interest bearing deposits with banks and financial instruments owned, partially offset by lower securities borrowed.

The Company’s assets and liabilities are primarily related to transactions attributable to sales and trading and securities financing activities. At December 31, 2010, securities financing assets and liabilities were $358 billion and $321 billion, respectively. At December 31, 2009, securities financing assets and liabilities were $376 billion and $316 billion, respectively. Securities financing transactions include repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Note 2 to the consolidated financial statements). Securities sold under agreements to repurchase and Securities loaned were $177 billion at December 31, 2010 and averaged $211 billion during 2010, respectively. The period-end balance was lower than the annual average, primarily due to the seasonal maturity of client financing activity on December 31, 2010. Securities purchased under agreements to resell and Securities borrowed were $287 billion at December 31, 2010 and averaged $306 billion during 2010, respectively.

Securities financing assets and liabilities also
include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer owned securities, and customer cash, which is segregated according to regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage clients. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets were $17 billion and $14 billion at December 31, 2010 and December 31, 2009, respectively, recorded in accordance with accounting guidance for the transfer of financial assets that represented equal and offsetting assets and liabilities for fully collateralized non-cash loan transactions.

The Company uses the Tier 1 leverage ratio, risk-based capital ratios (see “Regulatory Requirements” herein), Tier 1 common ratio and the balance sheet leverage ratio as indicators of capital adequacy when viewed in the context of the Company’s overall liquidity and capital policies. These ratios are commonly used measures to assess capital adequacy and frequently referred to by investors.

The following table sets forth the Company’s total assets and leverage ratios at December 31, 2010 and December 31, 2009 and average balances during 2010:

Balance at

Average Balance(1)

December 31, 2010

December 31, 2009

2010

(dollars in millions, except ratio data)

Total assets

$
807,698

$
771,462

$
831,070

Common equity(2)

$
47,614

$
37,091

$
42,399

Preferred equity

9,597

9,597

9,597

Morgan Stanley shareholders’ equity

57,211

46,688

51,996

Junior subordinated debentures issued to capital trusts

4,817

10,594

8,346

Less: Goodwill and net intangible assets(3)

(6,947
)

(7,612
)

(7,310
)

Tangible Morgan Stanley shareholders’ equity

$
55,081

$
49,670

$
53,032

Common equity(2)

$
47,614

$
37,091

$
42,399

Less: Goodwill and net intangible assets(3)

(6,947
)

(7,612
)

(7,310
)

Tangible common equity(4)

$
40,667

$
29,479

$
35,089

Leverage ratio(5)

14.7x

15.5x

15.7x

Tier 1 common ratio(6)

10.5
%

8.2
%

N/M

N/M—Not
meaningful.

(1)
The Company calculates its average balances based upon weekly balances, except where weekly balances are unavailable, the month-end balances are used.

(2)
During 2010, the calculation of average Common equity was adjusted to reflect the common stock issuance corresponding to the redemption of the junior subordinated debentures underlying the CIC Equity Units. See “Redemption of CIC Equity Units and Issuance of Common Stock” herein for further information.

(3)
Goodwill and net intangible assets exclude mortgage servicing rights (net of disallowable mortgage servicing rights) of $141 million and $123 million at
December 31, 2010 and December 31, 2009, respectively, and include only the Company’s share of MSSB’s goodwill and intangible assets.

(4)
Tangible common equity, a non-GAAP financial measure, equals common equity less goodwill and net intangible assets as defined above. The Company views tangible common equity as a useful measure to investors because it is a commonly utilized metric and reflects the common equity deployed in the Company’s businesses.

(5)
Leverage ratio, a non-GAAP financial measure, equals total assets divided by tangible Morgan Stanley shareholders’ equity. The Company views the leverage ratio as a useful measure for investors to assess capital adequacy.

(6)
The Tier 1 common ratio, a non-GAAP financial measure, equals Tier 1 common equity divided by Risk Weighted Assets (“RWA”). The Company defines
Tier 1 common equity as Tier 1 capital less qualifying perpetual preferred stock, qualifying trust preferred securities and other restricted core capital elements, adjusted for the portion of goodwill and non-servicing intangible assets associated with MSSB’s noncontrolling interests (i.e., Citi’s share of MSSB’s goodwill and intangibles). The Company views its definition of the Tier 1 common equity as a useful measure for investors as it reflects the actual ownership structure and economics of MSSB. This definition of Tier 1 common equity may evolve in the future as regulatory rules may be implemented based on a final proposal regarding noncontrolling interest (also referred to as minority interest) as initially presented in December 2009 in the Basel Committee on Banking Supervision Consultative Document Strengthening the resilience of the banking sector (“BCBS 164”). For a discussion of RWAs and Tier 1 capital, see “Regulatory Requirements” herein. The year-over-year increase in the Company’s Tier 1 Common ratio was primarily driven by net income and the issuance of approximately $5,579 million of common stock corresponding to the redemption of the junior subordinated debentures underlying the CIC Equity Units. Please see “Redemption of CIC Equity Units and Issuance of Common Stock” herein for more information.

Balance Sheet and Funding Activity in 2010.

During 2010, the Company issued notes with a principal
amount of approximately $33 billion. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.2 years at December 31, 2010. Subsequent to December 31, 2010 and through February 16, 2011, the Company’s long-term borrowings (net of repayments) increased by approximately $5 billion.

At December 31, 2010, the aggregate outstanding principal amount of the Company’s senior indebtedness was approximately $183 billion (including guaranteed obligations of the indebtedness of subsidiaries) compared with $179 billion at December 31, 2009. The increase in the amount of senior indebtedness was primarily due to new issuances of notes, net of repayments, and an increase in other short-term borrowings, partially offset by maturities.

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

At
December 31, 2010, the Company had approximately $1.6 billion remaining under its current share repurchase program out of the $6 billion authorized by the Board in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases by the Company are subject to regulatory approval. During 2010, the Company did not repurchase common stock as part of its capital management share repurchase program (see also “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5).

The Board determines the declaration and payment of dividends on a quarterly basis. In January 2011, the Company announced that its Board declared a quarterly dividend per common share of $0.05. The Company also announced that the Board declared a quarterly dividend of $255.56 per share of Series A Floating Rate
Non-Cumulative Preferred Stock (represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25556); a quarterly dividend of $25.00 per share of Series B Non-Cumulative
Non-Voting Perpetual Convertible Preferred Stock and a quarterly dividend of $25.00 per share of Series C Non-Cumulative Non-Voting Perpetual Preferred Stock.

Required Capital.

Beginning with the quarter ended June 30, 2010, the Company’s capital estimation is based on the Required Capital framework, an internal capital adequacy measure. This framework is a risk-based internal use of capital measure, which is compared with the Company’s regulatory Tier 1 capital to help ensure the Company maintains an amount of risk-based going concern capital after absorbing potential losses from extreme stress events at a point in time. The difference between the Company’s Tier 1 capital and aggregate Required Capital is the Company’s Parent capital. Average Tier 1 capital, Required Capital and Parent capital for 2010 was approximately $51.6 billion, $30.9 billion and $20.7 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, including Basel III, organic growth, acquisitions and other capital needs.

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

The following table
presents the Company’s and business segments’ average Tier 1 capital and average common equity for 2010.

2010

Average Tier 1 Capital(1)

Average Common Equity(1)

(dollars in billions)

Institutional Securities

$
26.0

$
17.7

Global Wealth Management Group

2.9

6.8

Asset Management

1.9

2.1

Parent capital

20.7

15.5

Total from continuing operations

51.5

42.1

Discontinued operations

0.1

0.3

Total

$
51.6

$
42.4

(1)
The computation of Average common equity and Tier 1 capital is determined using the Company’s Required Capital Framework. Business segment capital prior to 2010 was computed under a previous framework and has not been restated under the Required Capital Framework. As a result, the business segment Tier 1 Capital and average common equity prior to 2010 is not directly comparable. The Required Capital framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques.

Capital Covenants.

In October 2006 and April 2007, the Company executed replacement capital covenants in connection with offerings by Morgan Stanley Capital Trust VII and Morgan Stanley Capital Trust VIII (the “Capital Securities”), which become effective after the scheduled redemption date in 2046. Under the terms of the replacement capital covenants, the Company has agreed, for the benefit of certain specified holders of debt, to limitations on its ability to redeem or repurchase any of the Capital Securities for specified periods of time. For a complete description of the Capital Securities and the terms of the replacement capital covenants, see the Company’s Current Reports on Form 8-K dated October 12, 2006 and April 26, 2007.

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

Contingency Funding Plan.

The Contingency Funding Plan (“CFP”) is the Company’s primary liquidity and funding risk management tool. The CFP outlines the
Company’s response to liquidity stress in the markets and incorporates stress testing to identify potential liquidity risk. Liquidity stress tests model multiple scenarios related to idiosyncratic, systemic or a combination of both types of events across various time horizons. Based on the results of stress testing, the CFP sets forth a course of action to effectively manage through a stressed liquidity event.

The Company’s CFP incorporates a number of assumptions, including, but not limited to, the following:

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

At December 31, 2010, the Company maintained sufficient liquidity to meet funding and contingent obligations as modeled in its liquidity stress tests.

Global Liquidity Reserve.

The Company maintains sufficient liquidity reserves (“Global Liquidity
Reserve”) to cover daily funding needs and meet strategic liquidity targets sized by the CFP. The Global Liquidity Reserve is held within the Parent company and major operating subsidiaries. It is comprised of cash and cash equivalents, securities that have been reversed or borrowed by the Company primarily on an overnight basis (predominantly consisting of U.S. and European government bonds and U.S. agency and agency mortgage-backed securities) and pools of Federal
Reserve-eligible (eligible to be pledged to the Federal Reserve’s Discount Window) securities (see table below). The assets that make up the Global Liquidity Reserve are all unencumbered and are not pledged as collateral on either a mandatory or a voluntary basis. They do not include other unencumbered assets that are available to the Company for additional monetization.

Global Liquidity Reserve by Type of Investment

The table below summarizes the Company’s Global Liquidity Reserve by type of investment:

At December 31, 2010

(dollars in billions)

Cash and cash equivalents

$
42

Securities purchased under agreements to resell/Securities borrowed

88

Federal Reserve-eligible securities

41

Global Liquidity Reserve

$
171

The vast majority of the assets held in the
Global Liquidity Reserve can be monetized on a next-day basis in a stressed environment given the highly liquid and diversified nature of the reserves. The remainder of the assets can be monetized within two to five business days.

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

At December
31, 2010

At December
31, 2009

Average Balance(1)

2010

2009

(dollars in billions)

Parent

$
68

$
64

$
65

$
61

Non-bank subsidiaries

35

40

31

35

Bank subsidiaries

68

59

63

58

Total

$
171

$
163

$
159

$
154

(1)
The Company calculates the average global liquidity reserve based upon weekly amounts.

The Company is exposed to intra-day settlement risk in connection with liquidity provided to its major broker-dealer subsidiaries for intra-day clearing and settlement of its securities and financing activity.

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

The Company funds its balance sheet on a global basis through diverse sources. These sources may include the Company’s equity capital, long-term debt, repurchase agreements, securities lending, deposits, commercial paper, letters of credit and lines of credit. The Company has active financing programs for both standard and structured products targeting global investors and currencies such as the U.S. dollar, euro, British pound, Australian dollar and Japanese yen.

Secured Financing.  A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term collateralized receivables arising principally from its Institutional Securities sales and trading activities. The liquid nature of these assets provides the Company with flexibility in financing these assets with collateralized borrowings.

The Company’s goal is to achieve an optimal mix of secured and unsecured funding while ensuring continued growth in stable funding sources. The Institutional Securities business segment emphasizes the use of collateralized short-term borrowings to limit the growth of short-term unsecured funding, which is generally more subject to disruption during periods of financial stress. The ability to fund less liquid assets on a secured basis may be impaired in a stress environment. To manage this risk, the Company obtains longer-term secured financing for less liquid assets and has minimal reliance on overnight financing. In addition, the Company holds a portion of its Global Liquidity Reserve against a potential disruption to its secured financing capabilities. This potential disruption may be in the form of additional margin or reduced capacity to refinance maturing trades. The Company continues to extend the tenor of secured financing for less liquid collateral and seeks to build a sufficient buffer to offset the risks discussed above.

Unsecured Financing.    The Company views
long-term debt and deposits as stable sources of funding for core inventories and less liquid assets. Securities inventories not financed by secured funding sources and the majority of current assets are financed with a combination of short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating rate and deposits. The Company uses derivative products (primarily interest rate, currency and equity swaps) to assist in asset and liability management and to hedge interest rate risk (see Note 12 to the consolidated financial statements).

Temporary Liquidity Guarantee Program (“TLGP”).    In October 2008, the Secretary of the U.S. Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991, and the FDIC announced the TLGP. Based on the Final Rule adopted on November 21, 2008, the TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating
Eligible Entities (including the Company) between October 14, 2008 and June 30, 2009. At December 31, 2010 and December 31, 2009, the Company had $21.3 billion and $23.8 billion, respectively, of senior unsecured debt outstanding under the TLGP. There have been no issuances under the TLGP since March 31, 2009. See Note 11 to the consolidated financial statements for further information on commercial paper and long-term borrowings.

Short-Term Borrowings.    The
Company’s unsecured short-term borrowings consist of commercial paper, bank loans, bank notes and structured notes with maturities of 12 months or less at issuance.

The table below summarizes the Company’s short-term unsecured borrowings:

At December
31, 2010

At December
31, 2009

(dollars in millions)

Commercial paper

$
945

$
783

Other short-term borrowings

2,311

1,595

Total

$
3,256

$
2,378

Deposits.    The Company’s bank subsidiaries’ funding sources include bank deposits, repurchase agreements, federal funds purchased, certificates of deposit, money market deposit accounts, commercial paper and Federal Home Loan Bank advances.

Deposits were as follows:

At December
31, 2010(1)

At December
31, 2009(1)

(dollars in millions)

Savings and demand deposits

$
59,856

$
57,114

Time deposits(2)

3,956

5,101

Total

$
63,812

$
62,215

(1)
Total deposits insured by the FDIC at December 31, 2010 and December 31, 2009 were $48 billion and $46 billion, respectively.

(2)
Certain time deposit accounts are carried at fair value under the fair value option (see Note 4 to the consolidated financial statements).

With the passage of the Dodd-Frank Act, the statutory standard maximum deposit insurance amount was permanently increased to $250,000 per depositor and is in effect for the Company’s relevant U.S. subsidiary banks.

On November 9, 2010, the FDIC issued a Final Rule implementing Section 343 of the Dodd-Frank Act that provides for unlimited insurance coverage of non-interest bearing transaction accounts. Beginning December 31, 2010 through December 31, 2012, all non-interest bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions, including the Company’s FDIC-insured subsidiaries. This unlimited insurance coverage is available to all depositors and is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. Money Market Deposit Accounts (“MMDA”) and Negotiable Order of Withdrawal (“NOW”) accounts are not eligible for this unlimited insurance coverage, regardless of the interest rate, even if no interest is paid on the account.

Long-Term
Borrowings.    The Company uses a variety of long-term debt funding sources to generate liquidity, taking CFP requirements into consideration. In addition, the issuance of long-term debt allows the Company to reduce reliance on short-term credit sensitive instruments (e.g., commercial paper and other unsecured short-term borrowings). Long-term borrowings are generally structured to ensure staggered maturities, thereby mitigating refinancing risk, and to maximize investor diversification through sales to global institutional and retail clients. Availability and cost of financing to the Company can vary depending on market conditions, the volume of certain trading and lending activities, the
Company’s credit ratings and the overall availability of credit. During 2010, the Company issued notes with a principal amount of approximately $33 billion.

The Company may from time to time engage in various transactions in the credit markets (including, for example, debt repurchases) that it believes are in the best interests of the Company and its investors. During 2010, approximately $34 billion in aggregate long-term borrowings matured.

Long-term borrowings at December 31, 2010 consisted of the following:

Parent

Subsidiaries

Total

(dollars in millions)

Due in 2011

$
24,953

$
1,958

$
26,911

Due in 2012

37,175

690

37,865

Due in 2013

24,721

757

25,478

Due in 2014

16,704

999

17,703

Due in 2015

17,197

3,829

21,026

Thereafter

62,218

1,256

63,474

Total

$
182,968

$
9,489

$
192,457

See Note 11 to the consolidated financial
statements for further information on long-term borrowings.

Credit Ratings.

The Company relies on external sources to finance a significant portion of its day-to-day operations. The cost and availability of financing generally is impacted by the Company’s credit ratings. In addition, the Company’s credit ratings can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as
OTC derivative transactions, including credit derivatives and interest rate swaps. Factors that are important to the determination of the Company’s credit ratings include the level and quality of earnings, capital adequacy, liquidity, risk appetite and management, asset quality, business mix and perceived levels of government support.

The rating agencies have stated that they currently incorporate various degrees of uplift from perceived government support in the credit ratings of systemically important banks, including the credit ratings of the Company. The U.S. financial reform legislation has rating agencies reviewing their methodologies and may be seen as limiting the possibility of extraordinary government support for the financial system in any future financial crises. This may lead to reduced uplift assumptions for U.S. banks and thereby place downward pressure on credit ratings. At the same time, the U.S.
financial reform legislation also has credit ratings positive features such as higher standards for capital and liquidity levels. The net result on credit ratings and the timing of any rating agency actions is currently uncertain (see “Other
Matters—Regulatory Outlook” herein).

In connection with
certain OTC trading agreements and certain other agreements associated with the Institutional Securities business segment, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit rating downgrade. At December 31, 2010, the amount of additional collateral or termination payments that could be called by counterparties under the terms of such agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was $1,516 million. A total of $3,701 million in collateral or termination payments could be called in the event of a two-notch downgrade.

Also, the Company is required to pledge additional collateral to certain exchanges and clearing organizations in the event of a credit rating downgrade. At December 31, 2010, the increased collateral requirement at certain exchanges and clearing organizations was $173 million in the event of a one-notch downgrade of the Company’s long-term credit rating. A total of $1,446 million of collateral is required in the event of a two-notch downgrade.

The liquidity impact of additional collateral requirements is accounted for in the Company’s CFP.

At January 31, 2011, the Company’s and Morgan Stanley Bank,
N.A.’s senior unsecured ratings were as set forth below:

Company

Morgan Stanley Bank, N.A.

Short-Term Debt

Long-Term Debt

Rating Outlook

Short-Term Debt

Long-Term Debt

Rating Outlook

Dominion Bond Rating Service Limited

R-1 (middle)

A (high)

Negative

—

—

—

Fitch Ratings

F1

A

Stable

F1

A

Stable

Moody’s

P-1

A2

Negative

P-1

A1

Negative

Rating and Investment Information, Inc.

a-1

A+

Negative

—

—

—

Standard & Poor’s

A-1

A

Negative

A-1

A+

Negative

In September 2010, Fitch Ratings downgraded Morgan Stanley Bank, N.A.’s rating to “A,” and this downgrade had no impact on the operations of Morgan Stanley Bank, N.A. or the Company as a whole. As the rating outlook of Morgan Stanley Bank, N.A. is Stable, the Company does not expect this downgrade to have any future impact on operations.

Off-Balance Sheet Arrangements with Unconsolidated Entities.

The Company enters into various arrangements with unconsolidated entities, including variable interest entities, primarily in connection with its Institutional Securities business segment.

Institutional Securities Activities.    The Company utilizes SPEs primarily in connection with securitization activities. The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the consolidated statements of income. Retained interests in securitized financial assets were approximately $5.4 billion and $2.0 billion at December 31, 2010 and December 31, 2009, respectively, substantially all of which were related to U.S. agency collateralized mortgage obligations, commercial mortgage loan and residential mortgage loan securitization transactions. For further information about the Company’s securitization activities, see Notes 2 and 7 to the consolidated financial statements.

The Company has entered into liquidity facilities with SPEs and other counterparties, whereby the Company is required to make certain payments if losses or defaults occur. The Company often may have recourse to the underlying assets held by the SPEs in the event payments are required under such liquidity facilities
(see Note 13 to the consolidated financial statements).

Asset Management Activities.    As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations.

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

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at December 31, 2010:

Maximum Potential Payout/Notional

Carrying Amount (Asset)/ Liability

Collateral/ Recourse

Years to Maturity

Type of Guarantee

Less than 1

1-3

3-5

Over 5

Total

(dollars in millions)

Credit derivative contracts(1)

$
306,459

$
848,018

$
671,941

$
467,833

$
2,294,251

$
25,232

$
—

Other credit contracts

61

1,416

822

3,856

6,155

(1,198
)

—

Non-credit derivative contracts(1)(2)

681,836

461,082

205,306

258,534

1,606,758

72,001

—

Standby letters of credit and other financial guarantees issued(3)(4)

1,085

2,132

354

5,633

9,204

27

5,616

Market value guarantees

—

—

180

644

824

44

116

Liquidity facilities

4,884

338

187

71

5,480

—

6,857

Whole loan sales guarantees

—

—

—

24,777

24,777

55

—

Securitization representations and warranties

—

—

—

94,314

94,314

25

—

General partner guarantees

189

28

56

249

522

69

—

(1)
Carrying amount of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 12 to the consolidated financial statements.

(2)
Amounts include a guarantee to investors in undivided participating interests in claims the Company made against a derivative counterparty that filed for bankruptcy protection. To the extent, in the future, any portion of the claims is disallowed or reduced by the bankruptcy court in excess of a certain amount, then the Company must refund a portion of the purchase price plus interest. For further information, see Note 18 to the consolidated financial statements.

(3)
Approximately $2.2 billion of standby letters of credit are also reflected in the “Commitments” table in primary and secondary lending commitments.
Standby letters of credit are recorded at fair value within Financial instruments owned or Financial instruments sold, not yet purchased in the consolidated statements of financial condition.

(4)
Amounts include guarantees issued by consolidated real estate funds sponsored by the Company of approximately $465 million. These guarantees relate to obligations of the fund’s investee entities, including guarantees related to capital expenditures and principal and interest debt payments. Accrued losses under these guarantees of approximately $161 million are reflected as a reduction of the carrying value of the related fund investments, which are reflected in Financial instruments owned—Investments on the consolidated statement of financial condition.

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

See Note 13 to the consolidated financial statements for information on other guarantees and indemnities.

Commitments and Contractual
Obligations.

The Company’s commitments associated with
outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at December 31, 2010 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Years to Maturity

Total at December 31, 2010

Less than 1

1-3

3-5

Over 5

(dollars in millions)

Letters of credit and other financial guarantees obtained to satisfy collateral requirements

$
1,701

$
8

$
11

$
1

$
1,721

Investment activities

1,146

587

103

78

1,914

Primary lending commitments—investment grade(1)(2)

8,104

28,291

7,885

219

44,499

Primary lending commitments—non-investment grade(1)

990

5,448

5,361

2,134

13,933

Secondary lending commitments(1)

39

116

173

39

367

Commitments for secured lending transactions

346

621

2

—

969

Forward starting reverse repurchase agreements(3)

53,037

—

—

—

53,037

Commercial and residential mortgage-related commitments

1,131

10

68

634

1,843

Underwriting commitments

128

—

—

—

128

Other commitments

198

62

3

—

263

Total

$
66,820

$
35,143

$
13,606

$
3,105

$
118,674

(1)
These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the consolidated statements of financial condition (see Note 4 to the consolidated financial statements).

(2)
This amount includes commitments to asset-backed commercial paper conduits of $275 million at December 31, 2010, of which $138 million have maturities of less than one year and $137 million of which have maturities of one to three years.

(3)
The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date at or prior to December 31, 2010 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and at December 31, 2010,
$45.2 billion of the $53.0 billion settled within three business days.

For further description of these commitments, see Note 13 to the consolidated financial statements and
“Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part II, Item 7A herein.

In the normal course of business, the Company enters into various contractual obligations that may require future cash payments. Contractual obligations include long-term borrowings, other secured financings, contractual interest payments, contractual payments on time deposits, operating leases, purchase obligations and expected contributions for pension and postretirement plans. The Company’s future cash payments associated with certain of its obligations at December 31, 2010 are summarized below:

Payments Due in:

At December 31, 2010

2011

2012-2013

2014-2015

Thereafter

Total

(dollars in millions)

Long-term borrowings(1)

$
26,911

$
63,343

$
38,729

$
63,474

$
192,457

Other secured financings(1)

3,207

634

591

2,966

7,398

Contractual interest payments(2)

6,305

10,388

7,852

23,346

47,891

Contractual payments on time deposits(3)

1,909

1,960

185

—

4,054

Operating leases—office facilities(4)

680

1,274

925

2,431

5,310

Operating leases—equipment(4)

313

313

152

203

981

Purchase obligations(5)

862

569

325

131

1,887

Pension and postretirement plans—expected contribution(6)

50

—

—

—

50

Total(7)

$
40,237

$
78,481

$
48,759

$
92,551

$
260,028

(1)
See Note 11 to the consolidated financial statements. Amounts presented for Other secured financings are financings with original maturities greater than one year.

(2)
Amounts represent estimated future contractual interest payments related to unsecured long-term borrowings and secured long-term financings based on applicable interest rates at December 31, 2010. Amounts include stated coupon rates, if any, on structured or index-linked notes.

(3)
Amounts represent contractual principal and interest payments related to time deposits primarily held at the Company’s Subsidiary Banks.

(4)
See Note 13 to the consolidated financial statements.

(5)
Purchase obligations for goods and services include payments for, among other things, consulting, outsourcing, advertising, sponsorship, computer and telecommunications maintenance agreements, certain license agreements related to MSSB, and certain transmission, transportation and storage contracts related to the commodities business. Purchase obligations at December 31, 2010 reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on the Company’s consolidated statements of financial condition.

(6)
See Note 21 to the consolidated financial statements.

(7)
Amounts exclude unrecognized tax benefits, as the timing and amount of future cash payments are not determinable at this time (see Note 22 to the consolidated financial statements for further information).

Regulatory
Requirements.

The Company is a financial holding company
under the Bank Holding Company Act of 1956 and is subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for the Company, including well-capitalized standards, and evaluates the
Company’s compliance with such capital requirements. The Office of the Comptroller of the Currency establishes similar capital requirements and standards for the Company’s national bank subsidiaries. See “Supervision and
Regulation—Financial Holding Company” in Part I, Item 1 and “Other Matters—Regulatory Outlook” herein.

The Company calculates its capital ratios and RWAs in accordance with the capital adequacy standards for financial holding companies adopted by the
Federal Reserve. These standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. In December 2007, the U.S. banking regulators published final U.S. implementing regulation incorporating the Basel II Accord, which requires internationally active banking organizations, as well as certain of their U.S. bank subsidiaries, to implement Basel II standards over the next several years. The timeline set out in December 2007 for the implementation of Basel II in the U.S. may be impacted by the developments concerning Basel III described below. Starting July 2010, the Company has been reporting on a parallel basis under the current regulatory capital regime (Basel I) and
Basel II. During the parallel run period, the Company continues to be subject to Basel I but simultaneously calculates its risks under Basel II. The Company reports the capital ratios under both of these standards to the regulators. There will be at least four quarters of parallel reporting before the Company enters the three-year transitional period to implement Basel II standards. Under provisions in the Dodd-Frank Act, the generally applicable capital standards, which are currently based on
Basel I standards, but may themselves change over time, would serve as a permanent floor to minimum capital requirements calculated under the Basel II standards the Company is currently required to implement, as well as future capital standards.

Basel III contains new capital standards that raise the quality of capital, strengthen counterparty credit risk capital requirements and introduces a leverage ratio as a supplemental measure to the risk-based ratio. Basel III also includes a new capital conservation buffer, which imposes a common equity requirement above the new minimum that can be depleted under stress, subject to restrictions on capital distributions, and a new countercyclical buffer, which regulators can activate during periods of excessive credit growth in their jurisdiction.
The Basel III proposals complement an earlier proposal for revisions to Market Risk Framework that increases capital requirements for securitizations within the trading book. The U.S. regulators will require implementation of Basel III subject to an extended phase-in period.

Under the Basel Committee’s
proposed framework, based on a preliminary analysis of the guidelines published to date, the Company estimates its RWAs at December 31, 2010 could increase by approximately $240 billion, partially offset by a decrease of approximately $100 billion related to runoff and mitigation opportunities by the end of 2012. The net increase in RWAs is estimated to be $140 billion, or approximately 43%, primarily driven by higher market risk for securitization, structured credit and correlation products and credit risk for counterparty exposures. These are preliminary estimates and they will likely change based on guidelines for implementation to be issued by the Federal Reserve.

The proposed framework includes new standards to raise the quality of capital which may impact the components of Tier 1 capital and Tier 1 common equity. The Company currently defines Tier 1 common equity as Tier 1 capital less qualifying perpetual preferred stock, qualifying restricted core capital elements (including junior subordinated debt issued to trusts (“trust preferred securities”) and noncontrolling interest), adjusted for the portion of goodwill and non-servicing intangible assets associated with MSSB’s noncontrolling interests (i.e.,
Citi’s share of MSSB’s goodwill and intangibles). This definition of Tier 1 common equity may evolve in the future as regulatory rules may be implemented based on a final proposal regarding noncontrolling interest as initially presented by the Basel Committee. For the discussion of Tier 1 common equity, please see “The Balance Sheet” herein.

Pursuant to provisions of the Dodd-Frank Act, over time, the trust preferred securities will no longer qualify as Tier 1 capital but will qualify only as Tier 2 capital. This change in regulatory capital treatment will be phased in incrementally during a transition period that will start on January 1, 2013 and end on January 1, 2016. This provision of the Dodd-Frank Act accelerates the phasing in of the disqualification of the trust preferred securities as provided for by Basel III. At December 31, 2010, the Company had $4.7 billion of trust preferred securities included in the qualifying restricted core capital elements. Effective March 31, 2011, the Federal Reserve will institute a limit on restricted core capital elements that are included in Tier 1 capital. Amounts in excess of the stated limit will be included in Tier 2 capital.

At December 31, 2010, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 16.1% and total capital to RWAs of 16.5% (6% and 10% being well-capitalized for regulatory purposes, respectively). In addition, financial holding companies are also subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the year.

The following table reconciles the Company’s total shareholders’ equity to Tier 1 and Total capital as defined by the regulations issued by the Federal Reserve and presents the Company’s consolidated capital ratios at December 31, 2010 and December 31, 2009:

At December
31, 2010

At December
31, 2009

(dollars in millions)

Allowable capital

Tier 1 capital:

Common shareholders’ equity

$
47,614

$
37,091

Qualifying preferred stock

9,597

9,597

Qualifying mandatorily convertible trust preferred securities

—

5,730

Qualifying restricted core capital elements

12,924

10,867

Less: Goodwill

(6,739
)

(7,162
)

Less: Non-servicing intangible assets

(4,526
)

(4,931
)

Less: Net deferred tax assets

(3,984
)

(3,242
)

Less: After-tax debt valuation adjustment

(20
)

(554
)

Other deductions

(1,986
)

(726
)

Total Tier 1 capital

52,880

46,670

Tier 2 capital:

Other components of allowable capital:

Qualifying subordinated debt

2,412

3,127

Other qualifying amounts

82

158

Other deductions

(897
)

—

Total Tier 2 capital

1,597

3,285

Total allowable capital

$
54,477

$
49,955

Total risk-weighted assets

$
329,560

$
305,000

Capital ratios

Total capital ratio

16.5
%

16.4
%

Tier 1 capital ratio

16.1
%

15.3
%

Tier 1 leverage ratio

6.6
%

5.8
%

Total allowable capital is composed of Tier 1
and Tier 2 capital. Tier 1 capital consists predominately of common shareholders’ equity as well as qualifying preferred stock, trust preferred securities mandatorily convertible to common equity (see “Redemption of CIC Equity Units and
Issuance of Common Stock” herein for further information) and qualifying restricted core capital elements (trust preferred securities and noncontrolling interests) less goodwill, non-servicing intangible assets (excluding allowable mortgage servicing rights), net deferred tax assets (recoverable in excess of one year), an after-tax debt valuation adjustment and certain other deductions, including equity investments. The debt valuation adjustment in the above table represents the cumulative change in fair value of certain long-term and short-term borrowings that was attributable to the Company’s own instrument specific credit spreads and is included in retained earnings. For a further discussion of fair value, see Note
4 to the consolidated financial statements.

In August 2010, the
Company redeemed the junior subordinated debentures underlying the Equity Units and issued 116 million shares of common stock to the CIC Entity (see “Redemption of CIC Equity Units and Issuance of Common Stock” herein for further information). At December 31, 2010, the Company had no trust preferred securities mandatorily convertible to common equity outstanding.

At December 31, 2010, the Company calculated its RWAs in accordance with the regulatory capital requirements of the Federal Reserve, which is consistent with guidelines described under Basel I. RWAs reflect both on and off-balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations.

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

Item 7A.    Quantitative and Qualitative Disclosures
about Market Risk.

Risk Management.

Overview.

Management believes effective risk management is vital to the success of the Company’s business activities. Accordingly, the Company employs an enterprise risk management (“ERM”) framework to integrate the diverse roles of the risk departments into a holistic enterprise structure and to facilitate the incorporation of risk evaluation into decision-making processes across the Company. The Company has policies and procedures in place to identify, assess, monitor and manage the significant risks involved in the activities of its Institutional Securities, Global Wealth Management Group and Asset
Management business segments and support functions as well as at the holding company level. Principal risks involved in the Company’s business activities include market, credit, capital and liquidity, operational, and compliance and legal risk.

The cornerstone of the Company’s risk management philosophy
is the execution of risk-adjusted returns through prudent risk-taking that protects the Company’s capital base and franchise. Five key principles underlie this philosophy: comprehensiveness, independence, accountability, defined risk tolerance and transparency. The fast-paced, complex, and constantly-evolving nature of global financial services requires that the Company maintain a risk management culture that is incisive, knowledgeable about specialized products and markets, and subject to ongoing review and enhancement. To help ensure the efficacy of risk management, which is an essential component of the Company’s reputation, senior management requires thorough and frequent communication and the appropriate escalation of risk matters.

Risk Governance Structure.

Risk management at the Company requires independent company-level oversight, accountability of the Company’s business segments, and effective communication of risk matters to senior management and across the Company. The nature of the Company’s risks, coupled with its risk management philosophy, informs the
Company’s risk governance structure. The Company’s risk governance structure comprises the Board of Directors; the Risk Committee of the Board (“BRC”) and the Audit Committee of the Board (“BAC”); the Firm Risk
Committee (“FRC”); senior management oversight (including the Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer); the Internal Audit Department and risk managers, committees, and groups within and across the Company’s business segments. A risk governance structure composed of independent but complementary entities facilitates efficient and comprehensive supervision of the Company’s risk exposures and processes.

Morgan Stanley Board of
Directors.    The Board has oversight for the Company’s ERM framework and is responsible for helping to ensure that the Company’s risks are managed in a sound manner. The Board has authorized the committees within the ERM framework to help facilitate its risk oversight responsibilities.

Risk Committee of the Board.    The BRC, appointed by the Board, is composed of non-management directors. The BRC is responsible for assisting the Board in the oversight of the Company’s risk governance structure; the Company’s risk management and risk assessment guidelines and policies regarding market, credit and liquidity, and funding risk; the Company’s risk tolerance; and the performance of the
Chief Risk Officer. The BRC reports to the full Board on a regular basis.

Audit Committee of the Board.    The BAC, appointed by the Board, is composed of independent directors (pursuant to the Company’s Corporate Governance Policies and applicable New York Stock Exchange and Securities and Exchange Commission (“SEC”) rules) and is responsible for oversight of certain aspects of risk management, including review of the major operational, franchise, reputational, legal and compliance risk exposures of the Company and the steps management has taken to monitor and control such exposure, as well as guidelines and policies that govern the process for risk assessment and risk management. The BAC reports to the full Board on a regular basis.

Firm Risk Committee.    The Board has also authorized the FRC, a
management committee appointed and chaired by the Chief Executive Officer, that includes the most senior officers of the Company, including the Chief Risk Officer, Chief Legal Officer and Chief Financial Officer. The FRC’s responsibilities include oversight of the Company’s risk management principles, procedures and limits and the monitoring of capital levels and material market, credit, liquidity and funding, legal, compliance, operational, franchise and regulatory risk matters, and other risks, as appropriate, and the steps management has taken to monitor and manage such risks. The FRC reports to the full Board, the BAC and the BRC through the Company’s Chief Risk Officer.

Chief Risk Officer.    The Chief Risk
Officer, who reports to the Chief Executive Officer and the BRC oversees compliance with Company risk limits; approves exceptions to the Company’s risk limits; reviews material market, credit and operational risks; and reviews results of risk management processes with the Board, the BAC and the BRC, as appropriate. The Chief Risk Officer also coordinates with the Compensation, Management Development and Succession Committee of the Board to evaluate whether the Company’s compensation arrangements encourage unnecessary or excessive risk-taking and whether risks arising from the Company’s compensation arrangements are reasonably likely to have a material adverse effect on the Company.

Internal Audit Department.    The Internal
Audit Department provides independent risk and control assessment and reports to the BAC and administratively to the Chief Legal Officer. The Internal Audit Department examines the Company’s operational and control environment and conducts audits designed to cover all major risk categories.

Independent Risk Management Functions.    The independent risk management functions (Market Risk, Credit Risk,
Operational Risk and Corporate Treasury departments) are independent of the Company’s business units. These groups assist senior management and the FRC in monitoring and controlling the Company’s risk through a number of control processes.
Each function maintains its own risk governance structure with specified individuals and committees responsible for aspects of managing risk. Further discussion about the responsibilities of the risk management functions may be found below under
“Market Risk,” “Credit Risk,” and “Operational Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” in Part II, Item 7
herein.

Control Groups.    The
Company control groups include the Human Resources Department, the Legal and Compliance Division, the Operations Division, Global Technology and Data, the Tax Department and Finance. The Company control groups coordinate with the business segment control groups to review the risk monitoring and risk management policies and procedures relating to, among other things, controls over financial reporting and disclosure; the business segment’s market, credit and operational risk profile;
sales practices; reputation; legal enforceability; and operational and technological risks. Participation by the senior officers of the Company and business segment control groups helps ensure that risk policies and procedures, exceptions to risk limits, new products and business ventures, and transactions with risk elements undergo thorough review.

Divisional Risk Committees.    Each business segment has a risk committee that is responsible for helping to ensure that the business segment, as applicable, adheres to established limits for market, credit, operational and other risks; implements risk measurement, monitoring, and management policies and procedures that are consistent with the risk framework established by the FRC; and reviews, on a periodic basis, its aggregate risk exposures, risk exception experience, and the efficacy of its risk identification, measurement, monitoring and management policies and procedures, and related controls.

Stress Value-at-Risk.

During 2010, the Company continued to enhance its market and credit risk management framework to address the severe stresses observed in global markets during the economic downturn. The Company expanded and improved its risk measurement processes, including stress tests and scenario analysis, and further refined its market and credit risk limit framework. Stress Value-at-Risk (“S-VaR”), a proprietary methodology that

comprehensively measures the Company’s market and credit risks, was further refined and is now an important metric used in establishing the Company’s risk appetite and its capital allocation framework. S-VaR simulates many stress scenarios based on more than 25 years of historical data and attempts to capture the different liquidities of various types of general and specific risks. Additionally, S-VaR captures event and default risks that are particularly relevant for credit portfolios.

Risk Management Process.

The following is a discussion of the Company’s risk management policies and procedures for its principal risks (capital and liquidity risk is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 herein). The discussion focuses on the Company’s securities activities (primarily its institutional trading activities) and corporate lending and related activities. The Company believes that these activities generate a substantial portion of its principal risks. This discussion and the estimated amounts of the Company’s risk exposure generated by the Company’s statistical analyses are forward-looking statements. However, the analyses used to assess such risks are not predictions of future events, and actual results may vary significantly from such analyses due to events in the markets in which the Company operates and certain other factors described below.

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, the Company incurs market risk as a result of trading, investing and client facilitation activities, principally within the
Institutional Securities business segment where the substantial majority of the Company’s VaR for market risk exposures is generated. In addition, the Company incurs trading related market risk within the Global Wealth Management Group. Asset
Management incurs principally Non-trading market risk primarily from capital investments in real estate funds and investments in private equity vehicles.

Sound market risk management is an integral part of the Company’s culture. The various business units and trading desks are responsible for ensuring that market risk exposures are well-managed and prudent. The control groups help ensure that these risks are measured and closely monitored and are made transparent to senior management. The Market Risk Department is responsible for ensuring transparency of material market risks, monitoring compliance with established limits, and escalating risk concentrations to appropriate senior management. To execute these responsibilities, the Market Risk Department monitors the Company’s risk against limits on aggregate risk exposures, performs a variety of risk analyses, routinely reports risk summaries, and maintains the Company’s VaR and scenario analysis systems. These limits are designed to control price and market liquidity risk. Market risk is also monitored through various measures: statistically (using VaR and related analytical measures); by measures of position sensitivity; and through routine stress testing, which measures the impact on the value of existing portfolios of specified changes in market factors, and scenario analyses conducted by the Market Risk Department in collaboration with the business units. The material risks identified by these processes are summarized in reports produced by the
Market Risk Department that are circulated to and discussed with senior management, the FRC, the BRC, and the Board of Directors.

Sales and Trading and Related Activities.

Primary Market Risk Exposures and Market Risk Management.    During 2010, the Company had exposures to a wide range of
interest rates, equity prices, foreign exchange rates and commodity prices—and the associated implied volatilities and spreads—related to the global markets in which it conducts its trading activities.

The Company is exposed to interest rate and credit spread risk as a result of its market-making activities and other trading in interest rate sensitive financial instruments (e.g., risk arising from changes in the level or implied volatility of interest rates, the timing of mortgage prepayments, the shape of the yield curve and credit spreads).

The activities from which those exposures arise and the markets in which the Company is active include, but are not limited to, the following: corporate and government debt across both developed and emerging markets and asset-backed debt (including mortgage-related securities).

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

Aggregate market risk limits have been approved for the Company across all divisions worldwide. Additional market risk limits are assigned to trading desks and, as appropriate, products and regions. Trading division risk managers, desk risk managers, traders and the Market Risk Department monitor market risk measures against limits in accordance with policies set by senior management.

VaR.    The Company
uses the statistical technique known as VaR as one of the tools used to measure, monitor and review the market risk exposures of its trading portfolios. The Market Risk Department calculates and distributes daily VaR-based risk measures to various levels of management.

VaR Methodology, Assumptions and
Limitations.    The Company estimates VaR using a model based on historical simulation for major market risk factors and Monte Carlo simulation for name-specific risk in corporate shares, bonds, loans and related derivatives. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of trading portfolios based on two sets of inputs: historical observation of daily changes in key market indices or other market risk factors; and information on the sensitivity of the portfolio values to these market risk factor changes. The Company’s VaR model uses four years of historical data to characterize potential changes in market risk factors. The Company’s
95%/one-day VaR corresponds to the unrealized loss in portfolio value that, based on historically observed market risk factor movements, would have been exceeded with a frequency of 5%, or five times in every 100 trading days, if the portfolio were held constant for one day.

The Company’s VaR model generally takes into account linear and non-linear exposures to equity and commodity price risk, interest rate risk, credit spread risk and foreign exchange rates as well as linear exposures to implied volatility risks. The VaR model also captures certain implied correlation risks associated with portfolio credit derivatives as well as certain basis risks (e.g., corporate debt and related credit derivatives).

Among their benefits, VaR models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks and portfolio assets. One key element of the VaR model is that it reflects risk reduction due to portfolio diversification or hedging activities. However, VaR risk measures should be interpreted carefully in light of the methodology’s limitations, which include the following: past changes in market risk factors may not always yield accurate predictions of the distributions and correlations of future market movements; changes in portfolio value in response to market movements (especially for complex derivative portfolios) may differ from the responses calculated by a VaR model; VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under market conditions that are unusual relative to the historical period used in estimating the VaR; and published VaR results reflect past trading positions while future risk depends on future positions. VaR is most appropriate as a risk measure for trading positions in liquid financial markets and will understate the risk associated with severe events, such as periods of extreme illiquidity. The Company is aware of these and other limitations and, therefore, uses VaR as only one component in its risk management oversight process. As explained above, this process also incorporates stress testing and scenario analyses and extensive risk monitoring, analysis, and control at the trading desk, division and Company levels.

The Company’s VaR
model evolves over time in response to changes in the composition of trading portfolios and to improvements in modeling techniques and systems capabilities. The Company is committed to continuous review and enhancement of VaR methodologies and assumptions in order to capture evolving risks associated with changes in market structure and dynamics. As part of regular process improvement, additional systematic and name-specific risk factors may be added to improve the VaR model’s ability to more accurately estimate risks to specific asset classes or industry sectors. Additionally, the Company continues to evaluate enhancements to the VaR model to make it more responsive to more recent market conditions while maintaining a longer-term perspective.

VaR for
2010.    The table below presents the Company’s Trading, Non-trading and Aggregate VaR for each of the Company’s primary market risk exposures at December 31, 2010 and December 31, 2009, incorporating substantially all financial instruments generating market risk. A small proportion of trading positions generating market risk is not included in VaR, and the modeling of the risk characteristics of some positions relies upon approximations that, under certain circumstances, could produce significantly different VaR results from those produced using more precise measures.

The counterparty portfolio, which reflects adjustments, net of hedges, relating to counterparty credit risk and other market risks, was reclassified from
Non-trading VaR into Trading VaR at January 1, 2010. This reclassification reflects regulatory considerations surrounding the Company’s conversion to a financial holding company and the trading book nature of the Company’s counterparty risk-hedging activities. Aggregate VaR was not affected by this change; however, this reclassification increased Trading VaR and decreased Non-trading VaR for the year ended December 31, 2009.

Since the reported VaR statistics are estimates based on historical position and market data, VaR should not be viewed as predictive of the Company’s future revenues or financial performance or of its ability to monitor and manage risk. There can be no assurance that the Company’s actual losses on a particular day will not exceed the VaR amounts indicated below or that such losses will not occur more than five times in 100 trading days. VaR does not predict the magnitude of losses that, should they occur, may be significantly greater than the VaR amount.

The table below presents the Company’s 95%/one-day VaR:

Table 1: 95% Total VaR

95% One-Day VaR for 2010

95% One-Day VaR for 2009

Primary Market Risk Category

Period End

Average

High

Low

Period End

Average

High

Low

(dollars in millions)

Interest rate and credit spread

$
102

$
129

$
147

$
100

$
142

$
128

$
149

$
106

Equity price

30

28

52

19

23

21

36

14

Foreign exchange rate

21

24

50

9

26

20

47

7

Commodity price

30

28

36

21

24

24

38

18

Less: Diversification benefit(1)

(65
)

(70
)

(120
)

(32
)

(57
)

(55
)

(108
)

(34
)

Total Trading VaR

$
118

$
139

$
165

$
117

$
158

$
138

$
162

$
111

Total Non-trading VaR

$
77

$
82

$
137

$
57

$
67

$
63

$
89

$
33

Aggregate VaR

$
146

$
173

$
217

$
143

$
187

$
163

$
205

$
119

(1)
Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s average Trading VaR for 2010 is relatively unchanged at
$139 million compared with $138 million for 2009. Increased equity, foreign exchange and commodity risks were offset by increased diversification in the trading portfolios.

The Company’s average Non-trading VaR for 2010 increased to $82 million compared with $63 million for 2009. The Company’s average Aggregate VaR for 2010 was $173 million compared with $163 million for 2009. The increase in both Non-trading and Aggregate VaR was due primarily to the Company’s investment in
Invesco, which was sold in November 2010, as well as increased interest rate sensitivity of deposits in the declining rate environment.

VaR Statistics under Varying Assumptions.

VaR statistics are not readily comparable across firms because of differences in the breadth of products included in each firm’s VaR model, in the statistical assumptions made when simulating changes in market factors and in the methods used to approximate portfolio revaluations under the simulated market conditions. These differences can result in materially different VaR estimates for similar portfolios. The impact varies depending on the factor history assumptions, the frequency with which the factor history is updated and the confidence level. As a result, VaR statistics are more reliable and relevant when used as indicators of trends in risk taking rather than as a basis for inferring differences in risk taking across firms.

Table 2 presents the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (95% versus 99%) for the VaR statistic or a shorter historical time series (four-year versus one-year) for market data upon which it bases its simulations. The four-year VaR measure continues to be sensitive to the high market volatilities experienced in the fourth quarter of 2008, while the one-year VaR is no longer affected by this phenomenon. Consequently, the four-year VaR is a more conservative approximation of the Company’s portfolio risk.

Table 2: 95% and 99% Average Trading VaR with Four-Year / One-Year Historical Time Series

Table 2: 95% and 99% Average Trading VaR with Four-Year / One-Year Historical Time Series

95% Average One-Day VaR for 2010

99% Average One-Day VaR for 2010

Primary Market Risk Category

Four-Year Factor History

One-Year Factor History

Four-Year Factor History

One-Year Factor History

(dollars in millions)

Interest rate and credit spread

$
129

$
95

$
264

$
164

Equity price

28

25

41

37

Foreign exchange rate

24

24

42

38

Commodity price

28

22

47

32

Less: Diversification benefit(1)

(70
)

(56
)

(120
)

(93
)

Total Trading VaR

$
139

$
110

$
274

$
178

(1)
Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

Distribution of VaR Statistics and Net Revenues for 2010.

As shown in Table 1, the Company’s average
95%/one-day Trading VaR for 2010 was $139 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Trading VaR for 2010. The most frequently occurring value was between $137 million and $141 million, while for approximately 81% of trading days during the year VaR ranged between $129 million and $149 million.

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

The histogram below shows the distribution of daily net
trading revenues during 2010 for the Company’s trading businesses (these figures include revenues from the counterparty portfolio and also include net interest and non-agency commissions but exclude certain Non-trading revenues such as primary, fee-based and prime brokerage revenues credited to the trading businesses). During 2010, the Company experienced net trading losses on 38 days, with zero excesses of the 95%/one-day Trading VaR.

Non-trading Risks.

Aggregate VaR currently incorporates certain Non-trading risks, such as the interest rate risk generated by funding liabilities related to institutional trading positions and public company equity positions recorded as investments by the Company. Investments made by the Company that are not publicly traded are not reflected in the Aggregate VaR results.

VaR is one method of assessing the
risk of the Company’s Non-trading portfolio; however, due to a variety of factors (e.g., trading restrictions, illiquidity), sensitivity analysis may be a better approach to evaluating this risk. Reflected below is a sensitivity analysis covering substantially all of the Company’s Non-trading risk.

Counterparty Exposure Related to the Company’s Own Spreads.

The credit spread risk relating to the Company’s own mark-to-market derivative counterparty exposure is managed separately from VaR. The credit spread risk sensitivity of this exposure corresponds to an increase in value of approximately $8 million for each +1 basis point widening in the Company’s credit spread level for both December 31, 2010 and December 31, 2009.

Funding Liabilities.

The credit spread risk and interest rate risk associated with non-mark-to-market funding liabilities related to fixed and other Non-trading assets are also excluded from VaR. At December 31, 2010 and December 31, 2009, non-mark-to-market funding liabilities related to fixed and other Non-trading assets were approximately $3.5 billion and $7.7 billion, respectively. The $4.2 billion reduction reflects a decision by the Company to swap this amount of fixed-rate debt to a floating rate and is now included in the Non-trading VaR.

The Company’s VaR does not capture the credit spread risk sensitivity of the Company’s mark-to-market funding liabilities, which corresponded to an increase in value of approximately $14 million and $11 million for each +1 basis point widening in the Company’s credit spread level at December 31, 2010 and December 31, 2009, respectively. The increased credit spread sensitivity is driven by greater issuances of structured notes.

Interest Rate Risk Sensitivity on Income from Continuing Operations.

The Company measures the interest rate risk of certain assets and liabilities not included in Trading VaR by calculating the hypothetical sensitivity of Income from continuing operations (before income taxes) to potential changes in the level of interest rates over the next 12 months. This sensitivity analysis includes positions that are mark-to-market as well as positions that are accounted for on an accrual basis.

Given the currently low interest rate environment, the Company uses the following two interest rate scenarios to quantify the Company’s sensitivity: instantaneous parallel shocks of +100 basis points and +200 basis points to all yield curves simultaneously. With respect to MSSB, the Company’s assessment of interest rate risk focuses on its economic investment in MSSB (the Company’s 51% share of MSSB’s income from continuing operations before income taxes). These results can be seen in the table below.

December 31, 2010

+100 Basis Points

+200 Basis Points

(dollars in millions)

Impact on income from continuing operations before income taxes

$
560

$
1,084

Impact on income from continuing operations before income taxes, excluding Citi’s interest in MSSB(1)

343

664

(1)
Amounts reflect the exclusion of the portion of income from continuing operations before income and taxes associated with MSSB’s noncontrolling interest in the joint venture.

For non-interest-bearing positions
and for interest-sensitive positions that are not mark-to-market, the Company measures the incremental impact of the funding expense or coupon accrual over the next 12 months. For interest rate-sensitive positions that are mark-to-market, the sensitivities include the income impact of the instantaneous yield curve shock. The income impact of the yield curve shock measures the present value over the life of the position. For interest rate derivatives that are perfect economic hedges to non-mark-to-market assets or liabilities, the disclosed sensitivities include only the impact of the coupon accrual mismatch. This treatment avoids the distorting effects of accounting differences between the hedge and the corresponding hedged instrument.

The hypothetical model does not assume any growth,
change in business focus, asset pricing philosophy or asset/liability funding mix and does not capture how the Company would respond to significant changes in market conditions. Furthermore, the model does not reflect the Company’s expectations regarding the movement of interest rates in the near term nor the actual effect on Income from continuing operations before income taxes if such changes were to occur.

Investments.

The Company makes investments in both public and private companies, primarily in its Institutional Securities and Asset Management business segments.
These investments are predominantly equity positions with long investment horizons, the majority of which are for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net revenues associated with a 10% decline in asset values as shown in the table below.

Investments

10% Sensitivity December 31, 2010

(dollars in millions)

Investments related to merchant banking activities:

Real estate funds

$
108

Private equity and infrastructure funds

115

Other investments:

Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.

$
179

Asset Management hedge fund investments

169

Other firm investments

344

Credit Risk.

Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations. The Company incurs credit risk exposure to institutions and sophisticated investors through the Institutional Securities business segment. This risk may arise from a variety of business activities, including, but not limited to, entering into swap or other derivative contracts under which counterparties have obligations to make payments to us; extending credit to clients through various lending commitments; providing short- or long-term funding that is secured by physical or financial collateral whose value may at times be insufficient to fully cover the loan repayment amount; and posting margin and/or collateral to clearing houses, clearing agencies, exchanges, banks, securities firms and other financial counterparties. We incur credit risk in traded securities and loan pools, whereby the value of these assets may fluctuate based on realized or expected defaults on the underlying obligations or loans. The Company incurs credit risk in the Global Wealth Management Group business segment lending to individual investors, including margin and non-purpose loans collateralized by securities and through single-family residential prime mortgage loans in conforming, nonconforming or home equity lines of credit (“HELOC”) form.

The Company has structured its credit risk management framework to reflect that each of its businesses generates unique credit risks, and the Credit Risk Management Department establishes company-wide practices to evaluate, monitor and control credit risk exposure both within and across business segments. The Company employs a comprehensive and global Credit Limits Framework as one of the primary tools used to evaluate and manage credit risk levels across the Company. The Credit Limits Framework is calibrated within the Company’s risk tolerance and includes single name limits and portfolio concentration limits by country, industry and product type. The Credit Risk Management Department is responsible for ensuring transparency of material credit risks, ensuring compliance with established limits, approving material extensions of credit, and escalating risk concentrations to appropriate senior management. Credit risk exposure is managed by credit professionals and committees within the Credit Risk Management Department and through various risk committees, whose membership includes the Credit Risk Management Department. The Credit Risk Management Department also works closely with the Market Risk Department and applicable business units to monitor risk exposures, including margin loans, mortgage loans, and credit sensitive, higher risk transactions.

See Note 8 to the consolidated financial statements for additional information on the credit quality of the
Company’s financing receivables.

Institutional
Securities Activities.

Corporate
Lending.    In connection with certain of its Institutional Securities business segment activities, the Company provides loans or lending commitments (including bridge financing) to selected corporate clients. Such loans and lending commitments can generally be classified as either “relationship-driven” or “event-driven.”

“Relationship-driven” loans and lending commitments are generally made to expand business relationships with select clients. Commitments associated with “relationship-driven” activities may not be indicative of the Company’s actual funding requirements, as the commitment may expire unused or the borrower may not fully utilize the commitment. The Company may hedge its exposures in connection with “relationship-driven” transactions, and commitments may be subject to conditions, including financial covenants.

“Event-driven” loans and lending commitments refer to activities associated with a particular event or transaction, such as to support client merger, acquisition or recapitalization activities. Commitments associated with these “event-driven” activities may not be indicative of the Company’s actual funding requirements since funding is contingent upon a proposed transaction being completed. In addition, the borrower may not fully utilize the commitment or the Company’s portion of the commitment may be reduced through the syndication process. The borrower’s ability to draw on the commitment is also subject to certain terms and conditions, among other factors. The Company risk manages its exposures in connection with “event-driven” transactions through various means, including syndication, distribution and/or hedging.

Securitizations.    The Company may extend
short- or long-term funding to clients through loans and lending commitments that are secured by assets of the borrower and generally provide for over-collateralization, including commercial real estate, loans secured by loan pools, commercial and industrial company loans, and secured lines of revolving credit. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement or a decline in the underlying collateral value.

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

The Company incurs credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the derivative contracts reported as assets, net of cash collateral received. The fair value of derivatives represents the amount at which the derivative could be exchanged in an orderly transaction between market participants and is further described in Note 2 to the consolidated financial statements. Future changes in interest rates, foreign currency exchange rates, or the fair values of the financial instruments, commodities or indices underlying these contracts ultimately may result in cash settlements exceeding fair value amounts recognized in the consolidated statements of financial condition. In addition to measuring and managing credit exposures referenced to the current fair value of derivative instruments, the Company also measures and manages credit exposures referenced to potential exposure. Potential exposure is an estimate of exposure, within a specified confidence level, that could be outstanding over time based on market movements.

Other.    In addition to the activities noted above, there are other credit risks managed by the Credit Risk Management Department and various business areas within the Institutional Securities business segment. The Company incurs credit risk through margin and collateral transactions with clearing houses, clearing agencies, exchanges, banks, securities firms and other financial counterparties. Certain risk management activities as they pertain to establishing appropriate collateral amounts for the Company’s prime brokerage and securitized product businesses are primarily monitored within those respective areas in that they determine the appropriate collateral level for each strategy or position. In addition, a collateral management group monitors collateral levels against requirements and oversees the administration of the collateral function.

Analyzing Credit Risk.    Credit risk management takes place at the transaction, obligor and portfolio levels. In order to protect the Company from losses resulting from these activities, the Credit Risk Management Department ensures lending transactions and derivative exposures are analyzed, that the creditworthiness of the Company’s counterparties and borrowers is reviewed regularly and that credit exposure is actively monitored and managed. The Credit Risk Management Department assigns obligor credit ratings to the Company’s counterparties and borrowers, which reflect an assessment of an obligor’s probability of default. Additionally, the Credit Risk Management Department evaluates the relative position of the Company’s particular obligation in the borrower’s capital structure and relative recovery prospects, as well as collateral (if applicable) and other structural elements of the particular transaction.

Risk Mitigation.    The Company may seek to mitigate credit risk from its lending and derivatives transactions in multiple ways. At the transaction level, the Company seeks to mitigate risk through management of key risk elements such as size, tenor, financial covenants, seniority and collateral. The Company actively hedges its lending and derivatives exposure through various financial instruments that may include single name, portfolio and structured credit derivatives. Additionally, the Company may sell, assign or sub-participate funded loans and lending commitments to other financial institutions in the primary and secondary loan market. In connection with its derivatives trading activities, the Company generally enters into master netting agreements and collateral arrangements with counterparties. These agreements provide the Company with the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default.

Credit Exposure—Corporate Lending.    The following tables present information about the Company’s corporate funded loans and lending commitments carried at fair value at December 31, 2010 and December 31, 2009. The “total corporate lending exposure” column includes both lending commitments and funded loans. Fair value of corporate lending exposure represents the fair value of loans that have been drawn by the borrower and lending commitments that were outstanding at December 31, 2010 and December 31, 2009. Lending commitments represent legally binding obligations to provide funding to clients at December 31, 2010 and December 31, 2009 for both “relationship-driven” and “event-driven” lending transactions. As discussed above, these loans and lending commitments have varying terms, may be senior or subordinated, may be secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated, traded or hedged by the Company.

At December 31, 2010 and December 31, 2009, the aggregate amount of investment grade loans was $3.9 billion and $6.5 billion, respectively, and the aggregate amount of non-investment grade loans was $6.8 billion and $9.5 billion, respectively. In connection with these corporate lending activities (which include corporate funded loans and lending commitments), the Company had hedges (which include “single name,” “sector” and “index” hedges) with a notional amount of $21.0 billion and $25.8 billion related to the total corporate lending exposure of $69.2 billion and $64.0 billion at December 31, 2010 and December 31, 2009, respectively.

The tables below show the Company’s credit exposure from its corporate lending positions and lending commitments at December 31, 2010 and December 31, 2009. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements:

Corporate Lending Commitments and Funded Loans at
December 31, 2010

Years to Maturity

Total Corporate Lending Exposure(2)

Corporate Lending Exposure at Fair Value(3)

Corporate Lending Commitments(4)

Credit Rating(1)

Less than 1

1-3

3-5

Over 5

(dollars in millions)

AAA

$
351

$
342

$
50

$
—

$
743

$
—

$
743

AA

3,220

5,435

671

70

9,396

131

9,265

A

2,739

8,780

2,667

34

14,220

542

13,678

BBB

2,793

16,170

4,816

237

24,016

3,203

20,813

Investment grade

9,103

30,727

8,204

341

48,375

3,876

44,499

Non-investment grade

1,740

6,857

7,642

4,539

20,778

6,845

13,933

Total

$
10,843

$
37,584

$
15,846

$
4,880

$
69,153

$
10,721

$
58,432

(1)
Obligor credit ratings are determined by the Credit Risk Management Department.

(2)
Total corporate lending exposure represents the Company’s potential loss assuming the fair value of funded loans and lending commitments was zero.

(3)
The Company’s corporate lending exposure carried at fair value includes $11.2 billion of funded loans and $0.5 billion of lending commitments recorded in Financial instruments owned and Financial instruments sold, not yet purchased, respectively, in the consolidated statements of financial condition at December 31, 2010. See Notes 8 and 13 to the consolidated financial statements for information on corporate loans and corporate lending commitments, respectively.

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
December 31, 2009

Years to Maturity

Total Corporate Lending Exposure(2)

Corporate Lending Exposure at Fair Value(3)

Corporate Lending Commitments(4)

Credit Rating(1)

Less than 1

1-3

3-5

Over 5

(dollars in millions)

AAA

$
542

$
233

$
—

$
—

$
775

$
—

$
775

AA

3,141

4,354

275

—

7,770

80

7,690

A

3,116

9,796

1,129

548

14,589

1,918

12,671

BBB

4,272

16,191

3,496

164

24,123

4,548

19,575

Investment grade

11,071

30,574

4,900

712

47,257

6,546

40,711

Non-investment grade

749

6,525

6,097

3,322

16,693

9,517

7,176

Total

$
11,820

$
37,099

$
10,997

$
4,034

$
63,950

$
16,063

$
47,887

(1)
Obligor credit ratings are determined by the Credit Risk Management Department.

(2)
Total corporate lending exposure represents the Company’s potential loss assuming the fair value of funded loans and lending commitments was zero.

(3)
The Company’s corporate lending exposure carried at fair value includes $15.6 billion of funded loans and $0.4 billion of lending commitments recorded in Financial instruments owned and Financial instruments sold, not yet purchased, respectively, in the consolidated statements of financial condition at December 31, 2009. The Company’s corporate lending exposure carried at amortized cost includes $850 million of funded loans recorded in Loans in the consolidated statements of financial condition.

(4)
Amounts represent the notional amount of unfunded lending commitments less the amount of commitments reflected in the Company’s consolidated statements of financial condition.

“Event-Driven” Loans and Lending Commitments at December 31, 2010 and December 31,
2009.

Included in the total corporate lending exposure
amounts in the table above at December 31, 2010 is “event-driven” exposure of $5.4 billion composed of funded loans of $1.3 billion and lending commitments of $4.1 billion. Included in the $5.4 billion of “event-driven”
exposure at December 31, 2010 were $4.9 billion of loans and lending commitments to non-investment grade borrowers that were closed.

Included in the total corporate lending exposure amounts in the table above at December 31, 2009 is “event-driven” exposure of $5.6 billion composed of funded loans of $2.8 billion and lending commitments of $2.8 billion. Included in the $5.6 billion of “event-driven” exposure at December 31, 2009 were $3.7 billion of loans and lending commitments to non-investment grade borrowers that were closed.

Activity associated with the
corporate “event-driven” lending exposure during 2010 was as follows (dollars in millions):

“Event-driven” lending exposures at December 31, 2009

$
5,621

Closed commitments

3,636

Net reductions, primarily through distributions

(3,720
)

Mark-to-market adjustments

(128
)

“Event-driven” lending exposures at December 31, 2010

$
5,409

Credit
Exposure—Derivatives.    The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at December 31, 2010 and
December 31, 2009. Fair value is presented in the final column net, of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned at December 31, 2010(1)

Years to Maturity

Cross-Maturity and Cash Collateral Netting(3)

Net Exposure Post- Cash
Collateral

Net Exposure Post- Collateral

Credit Rating(2)

Less than 1

1-3

3-5

Over 5

(dollars in millions)

AAA

$
802

$
2,005

$
1,242

$
8,823

$
(5,906
)

$
6,966

$
6,683

AA

6,601

6,760

5,589

17,844

(27,801
)

8,993

7,877

A

8,655

8,710

6,507

26,492

(36,397
)

13,967

12,383

BBB

2,982

4,109

2,124

7,347

(9,034
)

7,528

6,001

Non-investment grade

2,628

3,231

1,779

4,456

(4,355
)

7,739

5,348

Total

$
21,668

$
24,815

$
17,241

$
64,962

$
(83,493
)

$
45,193

$
38,292

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

Over 5

(dollars in millions)

AAA

$
852

$
2,026

$
3,876

$
9,331

$
(6,616
)

$
9,469

$
9,082

AA

6,469

7,855

6,600

15,071

(25,576
)

10,419

8,614

A

8,018

10,712

7,990

22,739

(38,971
)

10,488

9,252

BBB

3,032

4,193

2,947

7,524

(8,971
)

8,725

5,902

Non-investment grade

2,773

3,331

2,113

4,431

(4,534
)

8,114

6,525

Total

$
21,144

$
28,117

$
23,526

$
59,096

$
(84,668
)

$
47,215

$
39,375

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

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased, by product category and maturity at December 31, 2010 and December 31, 2009, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned at December 31, 2010

Years to Maturity

Cross- Maturity and Cash Collateral Netting(1)

Net Exposure Post- Cash
Collateral

Net Exposure Post- Collateral

Product Type

Less than 1

1-3

3-5

Over 5

(dollars in millions)

  Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
10,308

$
17,447

$
15,571

$
62,224

$
(73,708
)

$
31,842

$
28,158

Foreign exchange forward contracts and options

5,703

754

185

64

(2,984
)

3,722

3,051

Equity securities contracts (including equity swaps, warrants and options)

2,416

1,201

247

1,604

(2,587
)

2,881

1,613

Commodity forwards, options and swaps

3,241

5,413

1,238

1,070

(4,214
)

6,748

5,470

Total

$
21,668

$
24,815

$
17,241

$
64,962

$
(83,493
)

$
45,193

$
38,292

(1)
Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased, at
December 31, 2010(1)

Years to Maturity

Cross-Maturity and Cash Collateral
Netting(2)

Total

Product Type

Less than 1

1-3

3-5

Over 5

(dollars in millions)

  Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
8,195

$
11,451

$
13,965

$
35,460

$
(44,955
)

$
24,116

Foreign exchange forward contracts and options

6,688

680

332

79

(3,154
)

4,625

Equity securities contracts (including equity swaps, warrants and options)

4,768

2,886

1,362

1,161

(5,675
)

4,502

Commodity forwards, options and swaps

4,495

4,556

1,559

838

(5,442
)

6,006

Total

$
24,146

$
19,573

$
17,218

$
37,538

$
(59,226
)

$
39,249

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
December 31, 2009

Years to Maturity

Cross-
Maturity and Cash Collateral Netting(1)

Net
Exposure Post-Cash Collateral

Net
Exposure Post- Collateral

Product Type

Less than 1

1-3

3-5

Over 5

(dollars in millions)

  Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
11,958

$
19,556

$
20,564

$
57,240

$
(76,255
)

$
33,063

$
29,444

Foreign exchange forward contracts and options

3,859

916

201

40

(1,994
)

3,022

2,699

Equity securities contracts (including equity swaps, warrants and options)

1,987

1,023

441

697

(2,065
)

2,083

1,109

Commodity forwards, options and swaps

3,340

6,622

2,320

1,119

(4,354
)

9,047

6,123

Total

$
21,144

$
28,117

$
23,526

$
59,096

$
(84,668
)

$
47,215

$
39,375

(1)
Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased, at
December 31, 2009(1)

Years to Maturity

Cross-Maturity and Cash Collateral
Netting(2)

Total

Product Type

Less than 1

1-3

3-5

Over 5

(dollars in millions)

  Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
6,054

$
11,442

$
11,795

$
32,133

$
(40,743
)

$
20,681

Foreign exchange forward contracts and options

3,665

647

201

72

(1,705
)

2,880

Equity securities contracts (including equity swaps, warrants and options)

4,528

2,547

1,253

1,150

(5,860
)

3,618

Commodity forwards, options and swaps

3,727

4,668

1,347

975

(5,336
)

5,381

Total

$
17,974

$
19,304

$
14,596

$
34,330

$
(53,644
)

$
32,560

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

The Company’s derivatives (both listed and OTC), on a net of counterparty and cash collateral basis, at December 31, 2010 and December 31, 2009 are summarized in the table below, showing the fair value of the related assets and liabilities by product category:

At December 31, 2010

At December 31, 2009

Product Type

Assets

Liabilities

Assets

Liabilities

(dollars in millions)

  Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
32,163

$
24,743

$
33,307

$
20,911

Foreign exchange forward contracts and options

3,722

4,625

3,022

2,824

Equity securities contracts (including equity swaps, warrants and options)

7,865

10,939

3,619

7,371

Commodity forwards, options and swaps

7,542

7,495

9,133

7,103

Total

$
51,292

$
47,802

$
49,081

$
38,209

Each category of derivative products in the
above tables includes a variety of instruments, which can differ substantially in their characteristics. Instruments in each category can be denominated in U.S. dollars or in one or more non-U.S. currencies.

The Company determines the fair values recorded in the above tables using various pricing models. For a discussion of fair value as it affects the consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”
in Part II, Item 7 herein and Notes 2 and 4 to the consolidated financial statements.

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

The Company actively monitors its counterparty credit risk related to credit derivatives. A majority of the Company’s counterparties are banks, broker-dealers, insurance and other financial institutions, and Monolines. Contracts with these counterparties do not include ratings-based termination events but do include counterparty rating downgrades, which may result in additional collateral being required by the Company. For further information on the Company’s exposure to Monolines, see “Management’s Discussion and Analysis of Financial Condition
and Results of Operations—Significant Items—Monoline Insurers” in Part II, Item 7 herein. The master agreements with these Monoline counterparties are generally unsecured, and the few ratings-based triggers (if any) generally provide the Company the ability to terminate only upon significant downgrade. As with all derivative contracts, the Company considers counterparty credit risk in the valuation of its positions and recognizes credit valuation adjustments as appropriate within Principal transactions—Trading.

The
following tables summarize the key characteristics of the Company’s credit derivative portfolio by counterparty at December 31, 2010 and December 31, 2009. The fair values shown are before the application of any counterparty or cash collateral netting:

At December 31, 2010

Fair Values(1)

Notionals

Receivable

Payable

Beneficiary

Guarantor

(dollars in millions)

Banks and securities firms

$
96,551

$
86,574

$
2,037,326

$
2,032,824

Insurance and other financial institutions

10,954

8,679

277,714

257,180

Monolines(2)

2,370

—

25,676

—

Non-financial entities

259

373

2,920

4,247

Total

$
110,134

$
95,626

$
2,343,636

$
2,294,251

(1)
The Company’s credit default swaps are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 13% of receivable fair values and 8% of payable fair values represent Level 3 amounts.

(2)
Amounts do not include the effect of hedges of Monoline derivative counterparty exposure.

At December 31, 2009

Fair Values(1)

Notionals(2)

Receivable

Payable

Beneficiary

Guarantor

(dollars in millions)

Banks and securities firms

$
125,352

$
115,855

$
2,294,658

$
2,213,761

Insurance and other financial institutions

15,422

9,310

194,353

229,630

Monolines

4,903

—

22,886

—

Non-financial entities

387

69

3,990

3,634

Total

$
146,064

$
125,234

$
2,515,887

$
2,447,025

(1)
The Company’s credit default swaps are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 16% of receivable fair values and 11% of payable fair values represent Level 3 amounts.

(2)
As part of an industry-wide effort to reduce the total notional amount of outstanding offsetting credit derivative trades, the Company participated in novating certain credit default swap contracts with external counterparties to a central clearinghouse during 2009.

Country Exposure.    At both December 31, 2010 and December 31, 2009, primarily based on the domicile of the counterparty, approximately 5% of the
Company’s credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivative contracts) was to emerging markets, and no one emerging market country accounted for more than approximately 1% of the Company’s credit exposure.

The Company defines emerging markets to include generally all countries where the economic, legal and political systems are transitional and in the process of developing into more transparent and accountable systems that are consistent with advanced countries.

The following tables show the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by country at December 31, 2010 and December 31, 2009:

Corporate Lending Exposure(1)

At December
31, 2010

At December
31, 2009

Country

United States

65
%

65
%

United Kingdom

7

7

Germany

6

6

Netherlands

2

2

Canada

2

2

France

2

2

Switzerland

2

2

Cayman Islands

2

2

Luxembourg

2

2

Other

10

10

Total

100
%

100
%

OTC Derivative Products(1)(2)

At December
31, 2010

At December
31, 2009

Country

United States

35
%

31
%

Cayman Islands

11

14

United Kingdom

9

8

Italy

7

7

France

4

3

Germany

3

4

Japan

3

2

Luxembourg

2

2

Australia

2

2

Chile

2

2

Jersey

2

3

Austria

2

2

Netherlands

2

1

Canada

2

2

Switzerland

2

1

Other

12

16

Total

100
%

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

The following tables show the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by industry at December 31, 2010:

Corporate Lending Exposure

At December
31, 2010

Industry

Energy

13
%

Utilities

11

Financial institutions(1)

10

Chemicals, metals, mining and other materials

8

Technology

7

Media-related entities

6

Telecommunications services

6

Food, beverage and tobacco

5

Pharmaceutical and healthcare

5

Insurance

4

Capital goods

4

Real estate

3

Other

18

Total

100
%

OTC Derivative Products

At December
31, 2010

Industry

Financial institutions(1)

31
%

Banks

13

Sovereign governments

11

Insurance

9

Utilities

8

Regional governments

6

Energy

5

Chemicals, metals, mining and other materials

3

Pharmaceutical and healthcare

3

Other

11

Total

100
%

(1)
Percentage reflects credit exposures from special purpose entity vehicles, other diversified financial service entities and mutual and pension funds, exchanges and clearing houses, and private equity and real estate funds.

Global Wealth Management Group Activities.

The principal Global Wealth Management Group activities that result in credit risk to the Company include margin lending, non-purpose securities-based lending, commercial lending, and residential mortgage lending.

Customer margin accounts, the primary
source of retail credit exposure, are collateralized in accordance with internal and regulatory guidelines. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the review of margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies to reduce risk. Additionally, transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations.

The Company, through agreements with Citi relating to the formation of MSSB, retains certain credit risk for margin and non-purpose loans that are held at
Citigroup Global Markets Inc. in its capacity as clearing broker for certain MSSB clients. The related loans are generally subject to the same oversight as similar margin and non-purpose loans held by the Company and its subsidiaries.

Non-purpose securities-based lending allows clients
to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying marketable securities or refinancing margin debt. Similar to margin lending, non-purpose securities-based loans are structured as demand facilities. This lending activity has primarily been conducted through the Portfolio Loan Account (“PLA”) product platform. The Company establishes approved lines and advance rates against qualifying securities and monitors limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce debt positions, when necessary. Factors considered in the review of non-purpose securities-based lending are amount of the loan, the degree of concentrated or restricted positions, and the overall evaluation of the portfolio to ensure proper diversification, or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies. Underlying collateral for non-purpose securities-based loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations.

A new non-purpose lending platform, Tailored Lending (“TL”), was launched in February 2010 and predominantly provides securities-based lending to high net worth clients of MSSB. The TL platform looks beyond the collateral security in its underwriting process to also incorporate a comprehensive analysis of the obligor’s financial profile and overall creditworthiness. Consequently, TL advance rates are generally higher than those offered in the PLA product and TL facilities may be offered on a committed basis.

The Global Wealth Management Group business segment also provides structured credit facilities to high net worth individuals and their small and medium-sized domestic businesses, with a suite of products that includes working capital lines of credit, revolving lines of credit, standby letters of credit, term loans and commercial real estate mortgages. Decisions to extend credit are based on an analysis of the borrower, the guarantor, the collateral, cash flow, liquidity, leverage and credit history.

With respect to first mortgages and second mortgages, including HELOC loans, a loan evaluation process is adopted within a framework of credit underwriting policies and collateral valuation. The
Company’s underwriting policy is designed to ensure that all borrowers pass an assessment of capacity and willingness to pay, which includes an analysis of applicable industry standard credit scoring models (e.g., FICO scores), debt ratios and reserves of the borrower. Loan-to-collateral value ratios are determined based on independent third-party property appraisal/valuations, and security lien position is established through title/ownership reports. Historically, all mortgages were originated to be sold or securitized. Eligible conforming loans are currently sold to the government-sponsored enterprises, while most non-conforming and HELOC loans will be held for investment in the Company’s portfolio.

See Note 8 to the consolidated financial statements for
additional information about the Company’s financing receivables.

Operational Risk.

Operational risk refers to the risk of financial or other loss, or potential damage to a firm’s reputation, resulting from inadequate or failed internal processes, people, systems, or from external events (e.g., fraud, legal and compliance risks or damage to physical assets). The Company may incur operational risk across the full scope of its business activities, including revenue generating activities (e.g., sales and trading) and control groups (e.g., information technology and trade processing). Legal and compliance risk is included in the scope of operational risk and is discussed below under “Legal Risk.”

The Company has established an operational risk management process to identify, measure, monitor and control risk across the Company. Effective operational risk management is essential to reducing the impact of operational risk incidents and mitigating legal, regulatory and reputational risks. The framework is continually evolving to account for changes in the Company and in response to the changing regulatory and business environment landscape.
The Company has implemented operational risk data and assessment systems to monitor and analyze internal and external operational risk events, business environment and internal control factors and perform scenario analysis. The collected data elements are incorporated in the operational risk capital model. The model encompasses both quantitative and qualitative elements. Internal loss data and scenario analysis results are direct inputs to the capital models while external operational incidents, business environment internal control factors and metrics are indirect inputs to the model.

Primary responsibility for the management of operational risk is with the business segments, the control groups and the business managers therein. The business managers generally maintain processes and controls designed to identify, assess, manage, mitigate and report operational risk. Each business segment has a designated operational risk coordinator. The operational risk coordinator regularly reviews operational risk issues and reports to senior management within each business. Each control group also has a designated operational risk coordinator and a forum for discussing operational risk matters with senior management. Oversight of operational risk is provided by regional risk committees and senior management. In the event of a merger, joint venture, divestiture, reorganization, or creation of a new legal entity, a new product or a business activity, operational risks are considered, and any necessary changes in processes or controls are implemented.

The independent Operational Risk
Department (“ORD”) works with the business segments and control groups to help ensure a transparent, consistent and comprehensive program for managing operational risk within each area and across the Company globally. ORD is responsible for facilitating, designing, implementing and monitoring the company-wide operational risk program.

Business Continuity Management is responsible for identifying key risks and threats to the Company’s resiliency and planning to ensure a recovery strategy and required resources are in place for the resumption of critical business functions following a disaster or other business interruption. Disaster recovery plans are in place for critical facilities and resources on a company-wide basis, and redundancies are built into the systems as deemed appropriate. The key components of the Company’s disaster recovery plans include: crisis management; business recovery plans; applications/data recovery; work area recovery; and other elements addressing management, analysis, training and testing.

The Company maintains an information security program
that coordinates the management of information security risks and satisfies regulatory requirements. Information security policies are designed to protect the Company’s information assets against unauthorized disclosure, modification or misuse.
These policies cover a broad range of areas, including: application entitlements, data protection, incident response, Internet and electronic communications, remote access and portable devices. The Company has also established policies, procedures and technologies to protect its computers and other assets from unauthorized access.

The Company utilizes the services of external vendors in connection with the Company’s ongoing operations. These may include, for example, outsourced processing and support functions and consulting and other professional services. The Company manages its exposures to the quality of these services through a variety of means, including service level and other contractual agreements, service and quality reviews, and ongoing monitoring of the vendors’ performance. It is anticipated that the use of these services will continue and possibly increase in the future. The Supplier Risk Management program is responsible for the policies, procedures, organizations, governance and supporting technology to ensure adequate risk management controls between the
Company and its third-party suppliers as it relates to information security disaster recoverability, and other key areas. The program ensures Company compliance with regulatory requirements.

Legal and Regulatory Risk.

Legal risk includes the risk of exposure to fines, penalties, judgments, damages and/or settlements in connection with regulatory or legal actions as a result of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that a counterparty’s performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business (see also “Business—Supervision and Regulation” in Part I, Item 1 and “Risk Factors” in Part I,
Item 1A). The Company has established procedures based on legal and regulatory requirements on a worldwide basis that are designed to foster compliance with applicable statutory and regulatory requirements. The Company, principally through the
Legal and Compliance Division, also has established procedures that are designed to require that the Company’s policies relating to conduct, ethics and business practices are followed globally. In connection with its businesses, the Company has and continuously develops various procedures addressing issues such as regulatory capital requirements, sales and trading practices, new products, potential conflicts of interest, structured transactions, use and safekeeping of customer funds and securities, credit granting, money laundering, privacy and recordkeeping. In addition, the Company has established procedures to mitigate the risk that a counterparty’s performance obligations will be unenforceable, including consideration of counterparty legal authority and capacity, adequacy of legal documentation, the permissibility of a transaction under applicable law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies. The legal and regulatory focus on the financial services industry presents a continuing business challenge for the Company.

Item 8.
Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have audited the accompanying consolidated statements of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the consolidated statements of income, comprehensive income, cash flows, and changes in total equity for the calendar years ended
December 31, 2010 and 2009, the one month ended December 31, 2008, and the fiscal year ended November 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the calendar years ended December 31, 2010 and 2009, the one month ended
December 31, 2008, and the fiscal year ended November 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its fiscal year end from November 30 to December 31.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of
December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2011 expresses an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2011

MORGAN STANLEY

Consolidated Statements of
Financial Condition

(dollars in millions, except share data)

December 31, 2010

December 31, 2009

Assets

  Cash and due from banks ($297 at December 31, 2010 related to consolidated variable interest entities generally not available to the Company)

$
7,341

$
6,988

Interest bearing deposits with banks

40,274

25,003

  Cash deposited with clearing organizations or segregated under federal and other regulations or requirements

19,180

23,712

  Financial instruments owned, at fair value (approximately $130 billion and $101 billion were pledged to various parties at
December 31, 2010 and December 31, 2009, respectively):

U.S. government and agency securities

48,446

62,215

Other sovereign government obligations

33,908

25,445

  Corporate and other debt ($3,816 at December 31, 2010 related to consolidated variable interest entities, generally not available to the Company)

88,154

90,454

  Corporate equities ($625 at December 31, 2010 related to consolidated variable interest entities, generally not available to the Company)

68,416

57,968

Derivative and other contracts

51,292

49,081

  Investments ($1,873 at December 31, 2010 related to consolidated variable interest entities, generally not available to the
Company)

9,752

9,286

Physical commodities

6,778

5,329

Total financial instruments owned, at fair value

306,746

299,778

Securities available for sale, at fair value

29,649

—

Securities received as collateral, at fair value

16,537

13,656

Federal funds sold and securities purchased under agreements to resell

148,253

143,208

Securities borrowed

138,730

167,501

Receivables:

Customers

35,258

27,594

Brokers, dealers and clearing organizations

9,102

5,719

Fees, interest and other

9,790

11,164

Loans (net of allowances of $82 at December 31, 2010 and $158 at December 31, 2009)

10,576

7,259

Other investments

5,412

3,752

  Premises, equipment and software costs (net of accumulated depreciation of $4,476 and $3,734 at December 31, 2010 and
December 31, 2009, respectively) ($321 at December 31, 2010 related to consolidated variable entities, generally not available to the Company)

6,154

7,067

Goodwill

6,739

7,162

  Intangible assets (net of accumulated amortization of $605 and $275 at December 31, 2010 and December 31, 2009,
respectively) (includes $157 and $137 at fair value at December 31, 2010 and December 31, 2009, respectively)

4,667

5,054

Other assets

13,290

16,845

Total assets

$
807,698

$
771,462

See Notes to
Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Financial Condition—(Continued)

(dollars in millions, except share data)

December 31, 2010

December 31, 2009

Liabilities and Equity

  Deposits (includes $3,027 and $4,967 at fair value at December 31, 2010 and December 31, 2009, respectively)

$
63,812

$
62,215

  Commercial paper and other short-term borrowings (includes $1,799 and $791 at fair value at December 31, 2010 and
December 31, 2009, respectively)

3,256

2,378

Financial instruments sold, not yet purchased, at fair value:

U.S. government and agency securities

27,948

20,503

Other sovereign government obligations

22,250

18,244

Corporate and other debt

10,918

7,826

Corporate equities

19,838

22,601

Derivative and other contracts

47,802

38,209

Total financial instruments sold, not yet purchased, at fair value

128,756

107,383

Obligation to return securities received as collateral, at fair value

21,163

13,656

Securities sold under agreements to repurchase (includes $849 at fair value at December 31, 2010)

147,598

159,401

Securities loaned

29,094

26,246

  Other secured financings (includes $8,490 and $8,102 at fair value at December 31, 2010 and December 31, 2009, respectively) ($2,656 at December 31, 2010 related to consolidated variable interest entities and are non-recourse to the Company)

10,453

8,102

Payables:

Customers

123,249

117,058

Brokers, dealers and clearing organizations

3,363

5,423

Interest and dividends

2,572

2,597

Other liabilities and accrued expenses

16,518

20,849

  Long-term borrowings (includes $42,709 and $37,610 at fair value at December 31, 2010 and December 31, 2009, respectively)

192,457

193,374

742,291

718,682

Commitments and contingent liabilities (see Note 13)

Equity

Morgan Stanley shareholders’ equity:

Preferred stock

9,597

9,597

Common stock, $0.01 par value;

  Shares authorized: 3,500,000,000 at December 31, 2010 and December 31, 2009; Shares issued: 1,603,913,074 at
December 31, 2010 and 1,487,850,163 at December 31, 2009; Shares outstanding: 1,512,022,095 at December 31, 2010 and 1,360,595,214 at December 31, 2009

16

15

Paid-in capital

13,521

8,619

Retained earnings

38,603

35,056

Employee stock trust

3,465

4,064

Accumulated other comprehensive loss

(467
)

(560
)

  Common stock held in treasury, at cost, $0.01 par value; 91,890,979 shares at December 31, 2010 and 127,254,949 shares at
December 31, 2009

(4,059
)

(6,039
)

Common stock issued to employee trust

(3,465
)

(4,064
)

Total Morgan Stanley shareholders’ equity

57,211

46,688

Noncontrolling interests

8,196

6,092

Total equity

65,407

52,780

Total liabilities and equity

$
807,698

$
771,462

See Notes to Consolidated
Financial Statements.

MORGAN STANLEY

Consolidated Statements of
Income

(dollars in millions, except share and per share data)

2010

2009

Fiscal 2008

One Month Ended December
31, 2008

Revenues:

Investment banking

$
5,122

$
5,020

$
4,057

$
196

Principal transactions:

Trading

9,406

7,722

6,170

(1,491
)

Investments

1,825

(1,034
)

(3,888
)

(205
)

Commissions

4,947

4,233

4,443

213

Asset management, distribution and administration fees

7,957

5,884

4,839

292

Other

1,501

837

3,851

109

Total non-interest revenues

30,758

22,662

19,472

(886
)

Interest income

7,278

7,477

38,931

1,089

Interest expense

6,414

6,705

36,263

1,140

Net interest

864

772

2,668

(51
)

Net revenues

31,622

23,434

22,140

(937
)

Non-interest expenses:

Compensation and benefits

16,048

14,434

11,851

582

Occupancy and equipment

1,570

1,542

1,324

123

Brokerage, clearing and exchange fees

1,431

1,190

1,483

91

Information processing and communications

1,665

1,372

1,194

95

Marketing and business development

582

501

714

34

Professional services

1,911

1,597

1,708

109

Other

2,213

1,815

2,612

23

Total non-interest expenses

25,420

22,451

20,886

1,057

Income (loss) from continuing operations before income taxes

6,202

983

1,254

(1,994
)

Provision for (benefit from) income taxes

739

(341
)

16

(725
)

Income (loss) from continuing operations

5,463

1,324

1,238

(1,269
)

Discontinued operations:

Gain (loss) from discontinued operations

606

33

1,004

(14
)

Provision for (benefit from) income taxes

367

(49
)

464

2

Net gain (loss) from discontinued operations

239

82

540

(16
)

Net income (loss)

5,702

1,406

1,778

(1,285
)

Net income applicable to noncontrolling interests

999

60

71

3

Net income (loss) applicable to Morgan Stanley

$
4,703

$
1,346

$
1,707

$
(1,288
)

Earnings (loss) applicable to Morgan Stanley common shareholders

$
3,594

$
(907
)

$
1,495

$
(1,624
)

Amounts applicable to Morgan Stanley:

Income (loss) from continuing operations

$
4,464

$
1,280

$
1,205

$
(1,269
)

Net gain (loss) from discontinued operations

239

66

502

(19
)

Net income (loss) applicable to Morgan Stanley

$
4,703

$
1,346

$
1,707

$
(1,288
)

Earnings (loss) per basic common share:

Income (loss) from continuing operations

$
2.48

$
(0.82
)

$
1.00

$
(1.60
)

Net gain (loss) from discontinued operations

0.16

0.05

0.45

(0.02
)

Earnings (loss) per basic common share

$
2.64

$
(0.77
)

$
1.45

$
(1.62
)

Earnings (loss) per diluted common share:

Income (loss) from continuing operations

$
2.44

$
(0.82
)

$
0.95

$
(1.60
)

Net gain (loss) from discontinued operations

0.19

0.05

0.44

(0.02
)

Earnings (loss) per diluted common share

$
2.63

$
(0.77
)

$
1.39

$
(1.62
)

Average common shares outstanding:

Basic

1,361,670,938

1,185,414,871

1,028,180,275

1,002,058,928

Diluted

1,411,268,971

1,185,414,871

1,073,496,349

1,002,058,928

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of
Comprehensive Income

(dollars in millions)

2010

2009

Fiscal 2008

One Month Ended December 31, 2008

Net income (loss)

$
5,702

$
1,406

$
1,778

$
(1,285
)

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments(1)

221

112

(270
)

(96
)

Amortization of cash flow hedges(2)

9

13

16

2

Net unrealized gain on securities available for sale(3)

36

—

—

—

Pension, postretirement and other related adjustments(4)

(20
)

(273
)

216

(201
)

Comprehensive income (loss)

$
5,948

$
1,258

$
1,740

$
(1,580
)

Net income applicable to noncontrolling interests

999

60

71

3

Other comprehensive income (loss) applicable to noncontrolling interests

153

(8
)

(110
)

—

Comprehensive income (loss) applicable to Morgan Stanley

$
4,796

$
1,206

$
1,779

$
(1,583
)

(1)
Amounts are net of provision for (benefit from) income taxes of $(222) million, $(335) million, $388 million and $(52) million for 2010, 2009, fiscal 2008 and the one month ended December 31, 2008, respectively.

(2)
Amounts are net of provision for income taxes of $6 million, $8 million, $11 million and $1 million for 2010, 2009, fiscal 2008 and the one month ended
December 31, 2008, respectively.

(3)
Amounts are net of provision for income taxes of $25 million for 2010.

(4)
Amounts are net of provision for (benefit from) income taxes of $(10) million, $(161) million, $147 million and $(132) million for 2010, 2009, fiscal 2008 and the one month ended December 31, 2008, respectively.

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Cash
Flows

(dollars in millions)

2010

2009

Fiscal 2008

One Month Ended December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)

$
5,702

$
1,406

$
1,778

$
(1,285
)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

Deferred income taxes

(129
)

(932
)

(1,224
)

(781
)

Compensation payable in common stock and options

1,260

1,265

1,838

77

Depreciation and amortization

1,419

1,224

794

104

Gain on business dispositions

(570
)

(606
)

(2,232
)

—

Gain on sale of stake in China International Capital Corporation Limited

(668
)

—

—

—

Gains on curtailments of postretirement plans

(54
)

—

—

—

Gains on sale of securities available for sale

(102
)

—

—

—

Gain on repurchase of long-term debt

—

(491
)

(2,252
)

(73
)

Insurance reimbursement

(76
)

—

—

—

Loss on assets held for sale

1,190

—

—

—

Impairment charges and other-than-temporary impairment charges

201

823

1,238

—

Changes in assets and liabilities:

Cash deposited with clearing organizations or segregated under federal and other regulations or requirements

4,532

211

5,001

1,407

Financial instruments owned, net of financial instruments sold, not yet purchased

19,169

(26,130
)

78,486

2,412

Securities borrowed

28,771

(79,449
)

154,209

(2,267
)

Securities loaned

2,848

11,666

(95,602
)

(241
)

Receivables, loans and other assets

(9,568
)

(2,445
)

54,531

1,479

Payables and other liabilities

761

818

(114,531
)

11,481

Federal funds sold and securities purchased under agreements to resell

(5,045
)

(20,499
)

51,822

(16,290
)

Securities sold under agreements to repurchase

(9,334
)

67,188

(60,439
)

(10,188
)

Net cash provided by (used for) operating activities

40,307

(45,951
)

73,417

(14,165
)

CASH FLOWS FROM INVESTING ACTIVITIES

Net proceeds from (payments for):

Premises, equipment and software costs

(1,201
)

(2,877
)

(1,400
)

(107
)

Business acquisitions, net of cash acquired

(1,042
)

(2,160
)

(174
)

—

Business dispositions, net of cash disposed

840

565

743

—

MUFG Transaction

247

—

—

—

Sale of stake in China International Capital Corporation Limited

989

—

—

—

Purchases of securities available for sale

(29,989
)

—

—

—

Sales and redemptions of securities available for sale

999

—

—

—

Net cash used for investing activities

(29,157
)

(4,472
)

(831
)

(107
)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from (payments for):

Commercial paper and other short-term borrowings

878

(7,724
)

(24,012
)

(381
)

Dividends related to noncontrolling interests

(332
)

—

—

—

Derivatives financing activities

(85
)

(85
)

962

(3,354
)

Other secured financings

(751
)

(4,437
)

(15,246
)

12

Deposits

1,597

10,860

11,576

8,600

Net proceeds from:

Excess tax benefits associated with stock-based awards

5

102

47

—

Noncontrolling interests

—

—

1,560

—

Issuance of preferred stock and common stock warrant

—

—

18,997

—

Public offerings and other issuances of common stock

5,581

6,255

397

4

Issuance of long-term borrowings

32,523

43,960

42,331

13,590

Issuance of junior subordinated debentures related to China Investment Corporation

—

—

5,579

—

Payments for:

Long-term borrowings

(28,201
)

(33,175
)

(56,120
)

(5,694
)

Series D Preferred Stock and Warrant

—

(10,950
)

—

—

Redemption of junior subordinated debentures related to China Investment Corporation

(5,579
)

—

—

—

Repurchases of common stock through capital management share repurchase program

—

—

(711
)

—

Repurchases of common stock for employee tax withholding

(317
)

(50
)

(1,117
)

(3
)

Cash dividends

(1,156
)

(1,732
)

(1,227
)

—

Net cash provided by (used for) financing activities

4,163

3,024

(16,984
)

12,774

Effect of exchange rate changes on cash and cash equivalents

14

720

(2,546
)

1,514

Effect of cash and cash equivalents related to variable interest entities

297

—

—

—

Net increase (decrease) in cash and cash equivalents

15,624

(46,679
)

53,056

16

Cash and cash equivalents, at beginning of period

31,991

78,670

25,598

78,654

Cash and cash equivalents, at end of period

$
47,615

$
31,991

$
78,654

$
78,670

Cash and cash equivalents include:

Cash and due from banks

$
7,341

$
6,988

$
11,276

$
13,354

Interest bearing deposits with banks

40,274

25,003

67,378

65,316

Cash and cash equivalents, at end of period

$
47,615

$
31,991

$
78,654

$
78,670

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $5,891 million, $7,605 million, $35,587 million and $1,111 million for 2010, 2009, fiscal 2008 and the one month ended December 31, 2008, respectively.

Cash payments for income taxes were $1,091 million, $1,028 million, $1,406 million and $113 million for 2010, 2009, fiscal 2008 and the one month ended
December 31, 2008, respectively.

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of
Changes in Total Equity

(dollars in millions)

Preferred Stock

Common Stock

Paid-in Capital

Retained Earnings

Employee Stock Trust

Accumulated Other Comprehensive Income (Loss)

Common Stock Held in Treasury at Cost

Common Stock Issued to Employee Trust

Non- controlling Interests

Total Equity

BALANCE AT NOVEMBER 30, 2007

$
1,100

$
12

$
1,902

$
38,045

$
5,569

$
(199
)

$
(9,591
)

$
(5,569
)

$
1,628

$
32,897

Net income

—

—

—

1,707

—

—

—

—

71

1,778

Dividends

—

—

—

(1,227
)

—

—

—

—

(71
)

(1,298
)

Shares issued under employee plans and related tax effects

—

—

(1,142
)

—

(1,668
)

—

3,493

1,668

—

2,351

Repurchases of common stock

—

—

—

—

—

—

(1,828
)

—

—

(1,828
)

Issuance of preferred stock and common stock warrant

18,055

—

957

(15
)

—

—

—

—

—

18,997

Net change in cash flow hedges

—

—

—

—

—

16

—

—

—

16

Pension adjustment

—

—

—

(15
)

—

2

—

—

—

(13
)

Pension and postretirement adjustments

—

—

—

—

—

216

—

—

—

216

Tax adjustment

—

—

—

(92
)

—

—

—

—

—

(92
)

Foreign currency translation adjustments

—

—

—

—

—

(160
)

—

—

(110
)

(270
)

Equity Units

—

—

(405
)

—

—

—

—

—

—

(405
)

Reclassification of negative additional paid-in capital to retained earnings

—

—

307

(307
)

—

—

—

—

—

—

Other decreases in noncontrolling interests

—

—

—

—

—

—

—

—

(813
)

(813
)

BALANCE AT NOVEMBER 30, 2008

19,155

12

1,619

38,096

3,901

(125
)

(7,926
)

(3,901
)

705

51,536

Net income (loss)

—

—

—

(1,288
)

—

—

—

—

3

(1,285
)

Dividends

—

—

—

(641
)

—

—

—

—

(5
)

(646
)

Shares issued under employee plans and related tax effects

—

—

(1,160
)

—

411

—

1,309

(411
)

—

149

Repurchases of common stock

—

—

—

—

—

—

(3
)

—

—

(3
)

Preferred stock accretion

13

—

—

(13
)

—

—

—

—

—

—

Net change in cash flow hedges

—

—

—

—

—

2

—

—

—

2

Pension and postretirement adjustments

—

—

—

—

—

(201
)

—

—

—

(201
)

Foreign currency translation adjustments

—

—

—

—

—

(96
)

—

—

—

(96
)

BALANCE AT DECEMBER 31, 2008

19,168

12

459

36,154

4,312

(420
)

(6,620
)

(4,312
)

703

49,456

Net income

—

—

—

1,346

—

—

—

—

60

1,406

Dividends

—

—

—

(1,310
)

—

—

—

—

(23
)

(1,333
)

Shares issued under employee plans and related tax effects

—

—

485

—

(248
)

—

631

248

—

1,116

Repurchases of common stock

—

—

—

—

—

—

(50
)

—

—

(50
)

Morgan Stanley public offerings of common stock

—

3

6,209

—

—

—

—

—

—

6,212

Series C Preferred Stock extinguished and exchanged for common stock

(503
)

—

705

(202
)

—

—

—

—

—

—

Series D Preferred Stock and Warrant

(9,068
)

—

(950
)

(932
)

—

—

—

—

—

(10,950
)

Gain on Morgan Stanley Smith Barney transaction

—

—

1,711

—

—

—

—

—

—

1,711

Net change in cash flow hedges

—

—

—

—

—

13

—

—

—

13

Pension and postretirement adjustments

—

—

—

—

—

(269
)

—

—

(4
)

(273
)

Foreign currency translation adjustments

—

—

—

—

—

116

—

—

(4
)

112

Increase in noncontrolling interests related to Morgan Stanley Smith Barney transaction

—

—

—

—

—

—

—

—

4,825

4,825

Other increases in noncontrolling interests

—

—

—

—

—

—

—

—

535

535

BALANCE AT DECEMBER 31, 2009

$
9,597

$
15

$
8,619

$
35,056

$
4,064

$
(560
)

$
(6,039
)

$
(4,064
)

$
6,092

$
52,780

See Notes to
Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Changes in Total Equity—(Continued)

(dollars in millions)

Preferred Stock

Common Stock

Paid-in Capital

Retained Earnings

Employee Stock Trust

Accumulated Other Comprehensive Income (Loss)

Common Stock Held in Treasury at Cost

Common Stock Issued to Employee Trust

Non- controlling Interests

Total Equity

BALANCE AT DECEMBER 31, 2009

$
9,597

$
15

$
8,619

$
35,056

$
4,064

$
(560
)

$
(6,039
)

$
(4,064
)

$
6,092

$
52,780

Net income

—

—

—

4,703

—

—

—

—

999

5,702

Dividends

—

—

—

(1,156
)

—

—

—

—

—

(1,156
)

Shares issued under employee plans and related tax effects

—

—

(1,407
)

—

(599
)

—

2,297

599

—

890

Repurchases of common stock

—

—

—

—

—

—

(317
)

—

—

(317
)

Net change in cash flow hedges

—

—

—

—

—

9

—

—

—

9

Pension, postretirement and other related adjustments

—

—

—

—

—

(18
)

—

—

(2
)

(20
)

Foreign currency translation adjustments

—

—

—

—

—

66

—

—

155

221

Gain on MUFG Transaction

—

—

731

—

—

—

—

—

—

731

Change in net unrealized gains (losses) on securities available for sale

—

—

—

—

—

36

—

—

—

36

Redemption of China Investment Corporation equity units and issuance of common stock

—

1

5,578

—

—

—

—

—

—

5,579

Increase in noncontrolling interests related to MUFG Transaction

—

—

—

—

—

—

—

—

1,130

1,130

Decrease in noncontrolling interests related to dividends of noncontrolling interests

—

—

—

—

—

—

—

—

(332
)

(332
)

Other increases in noncontrolling interests

—

—

—

—

—

—

—

—

154

154

BALANCE AT DECEMBER 31, 2010

$
9,597

$
16

$
13,521

$
38,603

$
3,465

$
(467
)

$
(4,059
)

$
(3,465
)

$
8,196

$
65,407

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

A summary of the activities of each of the Company’s business segments is as follows:

Institutional Securities provides capital raising; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; corporate lending; sales, trading, financing and market-making activities in equity and fixed income securities and related products, including foreign exchange and commodities; and investment activities.

Global Wealth Management Group, which includes the Company’s 51% interest in Morgan Stanley Smith Barney Holdings LLC
(“MSSB”) (see Note 3), provides brokerage and investment advisory services to individual investors and small-to-medium sized businesses and institutions covering various investment alternatives; financial and wealth planning services;
annuity and other insurance products; credit and other lending products; cash management services; retirement services; and trust and fiduciary services and engages in fixed income principal trading, which primarily facilitates clients’ trading or investments in such securities.

Asset
Management provides a broad array of investment strategies that span the risk/return spectrum across geographies, asset classes and public and private markets to a diverse group of clients across the institutional and intermediary channels as well as high net worth clients (see “Discontinued Operations—Retail Asset Management Business” herein).

Change in Fiscal Year-End.

On December 16, 2008, the Board of Directors of the Company approved a change in the Company’s fiscal year-end from November 30 to
December 31 of each year. This change to the calendar year reporting cycle began January 1, 2009. As a result of the change, the Company had a one-month transition period in December 2008.

Included in this report are the Company’s consolidated statements of financial condition at December 31, 2010 and December 31, 2009; the consolidated statements of income, comprehensive income, cash flows and changes in total equity for the 12 months ended December 31, 2010
(“2010”), December 31, 2009 (“2009”) and November 30, 2008 (“fiscal 2008”) and the one month ended December 31, 2008.

Discontinued Operations.

Retail Asset Management Business.    On
June 1, 2010, the Company completed the sale of substantially all of its retail asset management business (“Retail Asset Management”), including Van Kampen Investments, Inc., to Invesco Ltd. (“Invesco”). The Company received
$800 million in cash and approximately 30.9 million shares of Invesco stock upon the sale, resulting in a cumulative after-tax gain of $682 million, of which approximately $570 million was recorded in 2010. The remaining gain, representing tax basis benefits, was recorded in the quarter ended December 31, 2009. The results of Retail Asset Management are reported as discontinued operations within the Asset Management business segment for all periods presented through the date of sale.

The Company recorded the 30.9 million shares as securities
available for sale. In the fourth quarter of 2010, the Company sold its investment in Invesco, resulting in a pre-tax gain of $102 million recorded in Other revenues.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revel Entertainment Group, LLC.    On March 31, 2010, the Board of
Directors authorized a plan of disposal by sale for Revel Entertainment Group, LLC (“Revel”), a development stage enterprise and subsidiary of the Company that is primarily associated with a development property in Atlantic City, New
Jersey. Total assets of Revel included in the Company’s consolidated statements of financial condition at December 31, 2010 and December 31, 2009 approximated $28 million and $1.2 billion, respectively. The results of Revel are reported as discontinued operations for all periods presented within the Institutional Securities business segment. Amounts for 2010 included losses of approximately $1.2 billion in connection with writedowns and related costs of such planned disposition.

CityMortgage Bank.    In
the third quarter of 2010, the Company completed the disposal of CityMortgage Bank (“CMB”), a Moscow-based mortgage bank. The results of CMB are reported as discontinued operations for all periods presented through the date of disposal within the Institutional Securities business segment.

Other.    In the third quarter of 2010, the Company completed a disposal of a real estate property within the Asset Management business segment. The results of operations are reported as discontinued operations for all periods presented through the date of disposal.

MSCI Inc.    In May 2009, the Company divested all of its remaining ownership interest in MSCI Inc. (“MSCI”). The results of MSCI are reported as discontinued operations through the divestiture within the Institutional Securities business segment.

Crescent.    Discontinued operations in 2009, fiscal 2008 and the one month ended December 31, 2008 include operating results related to the disposition of Crescent Real Estate Equities Limited Partnership (“Crescent”), a former real estate subsidiary of the Company. The Company completed the disposition of Crescent in the fourth quarter of 2009, whereby the Company transferred its ownership interest in Crescent to Crescent’s primary creditor in exchange for full release of liability on the related loans. The results of Crescent are reported as discontinued operations within the Asset
Management business segment.

Discover.    On June 30, 2007, the Company completed the spin-off of its business segment Discover Financial Services
(“DFS”) to its shareholders. On February 11, 2010, DFS paid the Company $775 million in complete satisfaction of its obligations to the Company regarding the sharing of proceeds from a lawsuit against Visa and MasterCard. The payment was recorded as a gain in discontinued operations for 2010. Fiscal 2008 included costs related to a legal settlement between DFS, Visa and MasterCard.

Prior period amounts have been recast for discontinued operations. See Note 25 for additional information on discontinued operations.

Basis of Financial Information.    The
consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”), which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, the valuation of goodwill, compensation, deferred tax assets, the outcome of litigation and tax matters, and other matters that affect the consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

At December 31, 2010, the Company netted securities received as collateral in connection with securities lending arrangements aggregating $4.6 billion with identical securities, primarily Corporate equities, in Financial instruments sold, not yet purchased. At December 31, 2009, the Company did not net securities received as collateral with Financial instruments sold, not yet purchased, as amounts did not materially affect the Company’s consolidated statement of financial condition.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Material intercompany balances and transactions have been eliminated.

Consolidation.    The consolidated
financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest, including certain variable interest entities (“VIE”) (see Note 7).
The Company adopted accounting guidance for noncontrolling interests on January 1, 2009. Accordingly, for consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests for such subsidiaries is presented as Net income applicable to noncontrolling interests on the consolidated statements of income, and the portion of the shareholders’
equity of such subsidiaries is presented as Noncontrolling interests in the consolidated statements of financial condition and consolidated statements of changes in total equity.

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

Notwithstanding the above, under accounting guidance prior to January 1, 2010, certain securitization vehicles, commonly known as qualifying special purpose entities (“QSPE”), were not consolidated by the Company if they met certain criteria regarding the types of assets and derivatives they could hold and the range of discretion they could exercise in connection with the assets they held. These entities are now subject to the consolidation requirements for VIEs.

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

Income Statement Presentation.    The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. In connection with the delivery of the various products and services to clients, the
Company manages its revenues and related expenses in the aggregate. As such, when assessing the performance of its businesses, primarily in its Institutional Securities business segment, the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company considers its principal trading, investment banking, commissions and interest income, along with the associated interest expense, as one integrated activity.

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

The Company made an immaterial adjustment to eliminate $1,021 million of interest revenue and interest expense on certain intercompany transactions for fiscal 2008, which had not been eliminated in error. There was no impact on net interest, net revenues or net income on the consolidated statement of income.

2.     Summary of Significant Accounting Policies.

Revenue Recognition.

Investment Banking.    Underwriting revenues and
advisory fees from mergers, acquisitions and restructuring transactions are recorded when services for the transactions are determined to be substantially completed, generally as set forth under the terms of the engagement. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenues. Underwriting revenues are presented net of related expenses. Non-reimbursed expenses associated with advisory transactions are recorded within Non-interest expenses.

Commissions.    The Company generates commissions from executing and clearing customer transactions on stock, options, bonds and futures markets. Commission revenues are recognized in the accounts on trade date.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees are recognized over the relevant contract period. Sales commissions paid by the Company in connection with the sale of certain classes of shares of its open-end mutual fund products are accounted for as deferred commission assets. The Company periodically tests the deferred commission assets for recoverability based on cash flows expected to be received in future periods. In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account/fund performance to date versus the performance benchmark stated
in the investment management agreement. Performance-based fees are recorded within Principal transactions—Investments or Asset management, distribution and administration fees depending on the nature of the arrangement. The amount of performance-based fee revenue at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $208 million at December 31, 2010 and approximately $122 million at December 31, 2009.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Measured at Fair Value.    All of the instruments
within Financial instruments owned and Financial instruments sold, not yet purchased, are measured at fair value, either through the fair value option election (discussed below) or as required by other accounting guidance. These financial instruments primarily represent the Company’s trading and investment activities and include both cash and derivative products. In addition, debt securities classified as Securities available for sale are measured at fair value in accordance with accounting guidance for certain investments in debt securities. Furthermore, Securities received as collateral and Obligation to return securities received as collateral are measured at fair value as required by other accounting guidance.
Additionally, certain Deposits, certain Commercial paper and other short-term borrowings (structured notes), certain Other secured financings, certain Securities sold under agreements to repurchase and certain Long-term borrowings (primarily structured notes) are measured at fair value through the fair value option election.

Gains and losses on all of these instruments carried at fair value are reflected in Principal transactions—Trading revenues, Principal transactions—Investments revenues or Investment banking revenues in the consolidated statements of income, except for Securities available for sale (see “Securities Available for Sale” section herein and Note 5) and derivatives accounted for as hedges (see “Hedge Accounting” section herein and Note 12). Interest income and expense are recorded within the consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instruments’ fair value, interest is included within Principal transactions—Trading revenues or Principal transactions—Investments revenues. Otherwise, it is included within Interest income or
Interest expense. Dividend income is recorded in Principal transactions—Trading revenues or Principal transactions—Investments revenues depending on the business activity. The fair value of over-the-counter (“OTC”) financial instruments, including derivative contracts related to financial instruments and commodities, is presented in the accompanying consolidated statements of financial condition on a net-by-counterparty basis, when appropriate. Additionally, the Company nets the fair value of cash collateral paid or received against the fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement.

Fair Value Option.    The fair value option
permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company applies the fair value option for eligible instruments, including certain loans and lending commitments, certain equity method investments, certain securities sold under agreements to repurchase, certain structured notes, certain time deposits and certain other secured financings.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3 of the fair value hierarchy.

The Company considers prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3 of the fair value hierarchy (see Note 4). In addition, a downturn in market conditions could lead to declines in the valuation of many instruments.

In certain
cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Valuation Techniques.    Many cash instruments and OTC derivative contracts have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that a party is willing to pay for an asset. Ask prices represent the lowest price that a party is willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, the Company does not require that the fair value estimate always be a predetermined point in the bid-ask range. The Company’s policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets the
Company’s best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.

Fair value for many cash instruments and OTC derivative contracts is derived using pricing models. Pricing models take into account the contract terms (including maturity) as well as multiple inputs, including, where applicable, commodity prices, equity prices, interest rate yield curves, credit curves, correlation, creditworthiness of the counterparty, creditworthiness of the Company, option volatility and currency rates. Where appropriate, valuation adjustments are made to account for various factors such as liquidity risk (bid-ask adjustments), credit quality and model uncertainty. Adjustments for liquidity risk adjust model derived mid-market levels of Level 2 and Level 3 financial instruments for the bid-mid or mid-ask spread required to properly reflect the exit price of a risk position.
Bid-mid and mid-ask spreads are marked to levels observed in trade activity, broker quotes or other external third-party data. Where these spreads are unobservable for the particular position in question, spreads are derived from observable levels of similar positions. The Company applies credit-related valuation adjustments to its short-term and long-term borrowings (including structured notes) for which the fair value option was elected and to OTC derivatives. The Company considers the impact of changes in its own credit spreads based upon observations of the Company’s secondary bond market spreads when measuring the fair

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value for short-term and long-term borrowings. For OTC derivatives, the impact of changes in both the Company’s and the counterparty’s credit standing is considered when measuring fair value. In determining the expected exposure, the Company simulates the distribution of the future exposure to a counterparty, then applies market-based default probabilities to the future exposure, leveraging external third-party credit default swap
(“CDS”) spread data. Where CDS spread data are unavailable for a specific counterparty, bond market spreads, CDS spread data based on the counterparty’s credit rating or CDS spread data that reference a comparable counterparty may be utilized. The Company also considers collateral held and legally enforceable master netting agreements that mitigate the Company’s exposure to each counterparty. Adjustments for model uncertainty are taken for positions whose underlying models are reliant on significant inputs that are neither directly nor indirectly observable, hence requiring reliance on established theoretical concepts in their derivation. These adjustments are derived by making assessments of the possible degree of variability using statistical approaches and market-based information where possible. The Company generally subjects all valuations and models to a review process initially and on a periodic basis thereafter.

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

Hedge Accounting.

The Company applies hedge accounting using various derivative financial instruments and non-U.S. dollar-denominated debt to hedge interest rate and foreign exchange risk arising from assets and liabilities not held at fair value as part of asset/liability and currency management. These financial instruments are included within Financial instruments owned—Derivative and other contracts and
Corporate and other debt or Financial instruments sold, not yet purchased—Derivative and other contracts and Corporate and other debt in the consolidated statements of financial condition.

The Company’s hedges are designated and qualify for accounting purposes as one of the following types of hedges: hedges of changes in fair value of assets and liabilities due to the risk being hedged (fair value hedges); and hedges of net investments in foreign operations whose functional currency is different from the reporting currency of the parent company (net investment hedges).

For further information on derivative instruments and hedging activities, see Note 12.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Cash Flows.

For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks, which are highly liquid investments with original maturities of three months or less and readily convertible to known amounts of cash, and are held for investment purposes. The Company’s significant non-cash activities in 2010 included assets acquired of approximately $0.5 billion and assumed liabilities of approximately $0.2 billion in connection with business acquisitions and approximately
$0.6 billion of equity securities received in connection with the sale of Retail Asset Management, which were subsequently sold (see Note 1). The Company’s significant non-cash activities in 2009 included assets acquired of $11.0 billion and assumed liabilities, in connection with business acquisitions, of $3.2 billion. Fiscal 2008 included assumed liabilities of $77 million. During 2009, the Company consolidated certain real estate funds sponsored by the Company increasing assets by
$600 million, liabilities of $18 million and Noncontrolling interests of $582 million. In the fourth quarter of 2009, the Company disposed of Crescent, deconsolidating $2,766 million of assets and $2,947 million of liabilities (see Note 1). During fiscal 2008, the Company consolidated Crescent assets and liabilities of approximately $4,681 million and $3,881 million, respectively.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Premises, equipment and software costs are tested for impairment whenever events or changes in circumstances suggest that an asset’s carrying value may not be fully recoverable in accordance with current accounting guidance.

Income Taxes.

Income tax expense (benefit) is provided for using the asset and liability method, under which deferred tax assets and related valuation allowance
(recorded in Other assets) and liabilities are determined based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

Earnings per Common Share.

Basic earnings per common share (“EPS”) is computed by dividing income available to Morgan Stanley common shareholders by the weighted average number of common shares outstanding for the period. Income available to Morgan Stanley common shareholders represents net income applicable to Morgan Stanley reduced by preferred stock dividends and allocations of earnings to participating securities. Common shares outstanding include common stock and vested restricted stock units (“RSUs”) where recipients have satisfied either the explicit vesting terms or retirement eligibility requirements. Diluted EPS reflects the assumed conversion of all dilutive securities.

In December 2007, the Company sold Equity Units that included contracts to purchase Company common stock to a wholly owned subsidiary of China Investment Corporation (“CIC”), (the “CIC
Entity”), for approximately $5,579 million. Effective October 13, 2008, the Company began calculating EPS in accordance with the accounting guidance for determining EPS for participating securities as a result of an adjustment to these
Equity Units. The accounting guidance for participating securities and the two-class method of calculating EPS addresses the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company along with common shareholders according to a predetermined formula. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to Morgan
Stanley common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. The amount allocated to the participating securities is based upon the contractual terms of their respective contract and is reflected as a reduction to Net income applicable to Morgan Stanley common shareholders for the Company’s basic and diluted EPS calculations (see Note 16). The two-class method does not impact the Company’s actual net income applicable to Morgan Stanley or other financial results. Unless contractually required by the terms of the participating securities, no losses are allocated to participating securities for purposes of the EPS calculation under the two-class method.

On July 1, 2010, Moody’s Investors Service, Inc.
(“Moody’s”) announced that it was lowering the equity credit assigned to these Equity Units. The terms of the Equity Units permitted the Company to redeem the junior subordinated debentures underlying the Equity Units upon the occurrence and continuation of such a change in equity credit (a “Rating Agency Event”). In response to this Rating Agency Event, the Company redeemed the junior subordinated debentures in August 2010, and the redemption proceeds were subsequently used by the CIC Entity to settle its obligation under the purchase contracts. The settlement of the purchase contracts and delivery of 116,062,911 shares of Company common stock to the CIC Entity occurred in
August 2010.

Under current accounting guidance, unvested
share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method described above. Share-based payment awards that pay

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dividend equivalents subject to vesting are not deemed participating securities and are included in diluted shares outstanding (if dilutive) under the treasury stock method.

The Company has granted performance-based stock units (“PSU”) that vest and convert to shares of common stock only if the Company satisfies predetermined performance and market goals. Since the issuance of the shares is contingent upon the satisfaction of certain conditions, the PSUs are included in diluted EPS based on the number of shares (if any) that would be issuable if the end of the reporting period were the end of the contingency period.

Stock-Based Compensation.

The Company accounts for stock-based compensation in accordance with the accounting guidance for equity-based awards. This accounting guidance requires measurement of compensation cost for equity-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures. The Company determines the fair value of RSUs (including RSUs with non-market performance conditions) based on the grant date fair value of the Company’s common stock, measured as the volume-weighted average price on the date of grant. The fair value of stock options is determined using the Black-Scholes valuation model and the single grant life method. Under the single grant life method, option awards with graded vesting are valued using a single weighted average expected option life. RSUs with market-based conditions are valued using a Monte Carlo valuation model.

Compensation expense for stock-based payment awards is
recognized using the graded vesting attribution method. Compensation expense for awards with performance conditions is recognized based on the probable outcome of the performance condition at each reporting date. At the end of the contingency period, the total compensation cost recognized will be the grant-date fair value of all units that actually vest based on the outcome of the performance conditions. Compensation expense for awards with market-based conditions is recognized irrespective of the probability of the market condition being achieved and is not reversed if the market condition is not met.

Until its discontinuation on June 1, 2009, the Company’s Employee Stock Purchase Plan (the “ESPP”) allowed employees to purchase shares of the Company’s common stock at a 15% discount from market value. The Company expensed the 15% discount associated with the ESPP until its discontinuation.

The Company recognizes the expense for equity-based awards over the requisite service period. For anticipated year-end equity awards that are granted to employees expected to be retirement-eligible under the award terms, the Company accrues the estimated cost of these awards over the course of the current year. As such, the
Company accrued the estimated cost of 2010 year-end awards granted to employees who were retirement eligible under the award terms over 2010 rather than expensing the awards on the date of grant (which occurred in January 2011). The Company believes that this method of recognition for retirement-eligible employees is preferable because it better reflects the period over which the compensation is earned.

Translation of Foreign Currencies.

Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at year-end rates of exchange, and income statement accounts are translated at weighted average rates of exchange for the year. Gains or losses resulting from translating foreign currency financial statements, net of hedge gains or losses and related tax effects, are reflected in Accumulated other comprehensive income (loss), a separate component of Morgan Stanley Shareholders’ equity on the consolidated statements of financial condition. Gains or losses resulting from remeasurement of foreign currency transactions are included in net income.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets.

Goodwill and indefinite-lived intangible assets are not amortized and are reviewed annually (or more frequently when certain events or circumstances exist) for impairment. Other intangible assets are amortized over their estimated useful lives and reviewed for impairment.

Deferred Compensation Arrangements.

Rabbi Trust.    The Company maintains trusts, commonly referred to as rabbi trusts (the “Rabbi Trusts”), in connection with certain deferred compensation plans. Assets of Rabbi Trusts are consolidated, and the value of the Company’s stock held in Rabbi Trusts is classified in Morgan Stanley Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company has included its obligations under certain deferred compensation plans in Employee stock trust. Shares that the Company has issued to its Rabbi Trusts are recorded in Common stock issued to employee trust. Both Employee stock trust and Common stock issued to the employee trust are components of Morgan Stanley Shareholders’ equity. The Company recognizes the original amount of deferred compensation (fair value of the deferred stock award at the date of grant—see Note 20) as the basis for recognition in Employee stock trust and Common stock issued to employee trust. Changes in the fair value of amounts owed to employees are not recognized as the Company’s deferred compensation plans do not permit diversification and must be settled by the delivery of a fixed number of shares of the Company’s common stock.

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

Securities Available for Sale.

During the quarter ended March 31, 2010, the
Company established a portfolio of debt securities that are classified as securities available for sale (“AFS”). During the quarter ended June 30, 2010, the Company classified certain marketable equity securities received in connection with the Company’s sale of Retail Asset Management as AFS securities (see Note 1) which were subsequently sold in the fourth quarter of 2010. AFS securities are reported at fair value in the consolidated statements of financial condition with unrealized gains and losses reported in Accumulated other comprehensive income (loss), net of tax. Interest and dividend income, including amortization of premiums and accretion of discounts, is included in Interest income in the consolidated statements of income. Realized gains and losses on AFS securities are reported in earnings (see Note 5). The Company utilizes the “first-in, first-out” method as the basis for determining the cost of AFS securities.

Other-than-temporary
impairment.    AFS securities in unrealized loss positions resulting from the current fair value of a security being less than amortized cost are analyzed as part of the Company’s ongoing assessment of other-than-temporary impairment (“OTTI”).

For AFS debt
securities, the Company incurs a loss in the consolidated statements of income for the OTTI if the Company has the intent to sell the security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis as of the reporting date. For those debt securities the Company does not expect to sell or expect to be required to sell, the Company must evaluate whether it expects to recover the entire amortized cost basis of the debt security. In the event of a credit loss, only the amount of

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment associated with the credit loss is recognized in income. Unrealized losses relating to factors other than credit are recorded in Accumulated other comprehensive income (loss), net of tax.

Allowance for Loan Losses.

The allowance for loan losses estimates probable losses related to loans individually identified for impairment in addition to the probable losses inherent in the held for investment loan portfolio.

When a loan is deemed impaired or required to be specifically evaluated under regulatory requirements in certain regions, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. If the present value of the expected future cash flows (or alternatively, the observable market price of the loan or the fair value of the collateral) is less than the recorded investment in the loan, then the Company recognizes an allowance and a charge to the provision for loan losses within Other revenues.

Generally, inherent losses in the portfolio for unimpaired loans are estimated using statistical analysis and judgment around the exposure at default, the probability of default and the loss given default. Specific qualitative and environmental factors such as economic and business conditions, nature and volume of the portfolio and lending terms, and volume and severity of past due loans may also be considered in the calculations.

The Company places a loan on
nonaccrual status if principal or interest is past due for a period of 90 days or more or payment of principal or interest is in doubt unless the obligation is well-secured and in the process of collection. A loan is considered past due when a payment due according to the contractual terms of the loan agreement has not been remitted by the borrower. Loans assigned a credit quality indicator of Substandard, Doubtful or Loss are identified as impaired and placed upon nonaccrual status. For descriptions of these modifiers, see Note 8.

Payments received on
nonaccrual loans held for investment are applied to principal if there is doubt regarding the ultimate collectability; if collection of the principal is not doubtful, interest income is recognized on a cash basis. Loans that are nonaccrual status may not be restored to accrual status until all delinquent principal and/or interest has been brought current, after a reasonable period of performance, typically a minimum of six months.

The Company charges off a loan in the period that it is deemed uncollectible and records a reduction in the allowance for loan losses and the balance of the loan.

The Company calculates the
liability and related expense for the credit exposure related to commitments to fund loans that will be held for investment in a manner similar to outstanding loans disclosed above. The analysis also incorporates a credit conversion factor, which is the expected utilization of the undrawn commitment. The liability is recorded in Other liabilities and accrued expenses on the consolidated statements of financial condition, and the expense is recorded in Non-interest expenses in the consolidated statements of income. For more information regarding loan commitments, standby letters of credit and financial guarantees, see Note 13.

Accounting Developments.

Employee Benefit Plans.    In September 2006, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance for pension and other post retirement plans. In the first quarter of fiscal 2008, the Company recorded an after-tax charge of approximately $13 million ($21 million pre-tax) to Shareholders’ equity upon early adoption of the requirement to use the fiscal year-end date as the measurement date (see Note 21).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends on Share-Based Payment Awards.    In June 2007, the Emerging Issues
Task Force reached consensus on accounting for tax benefits of dividends on share-based payment awards to employees. The accounting guidance required that the tax benefit related to dividend equivalents paid on RSUs that are expected to vest be recorded as an increase to additional paid-in capital. The Company adopted this guidance prospectively effective December 1, 2008. The Company previously accounted for this tax benefit as a reduction to its income tax provision. The adoption of the accounting guidance did not have a material impact on the Company’s consolidated financial statements.

Business Combinations.    In December 2007, the FASB issued accounting guidance that required the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); established the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; required expensing of most transaction and restructuring costs; and required the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The accounting guidance applied to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. The Company adopted the accounting guidance prospectively on January 1, 2009.

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

Determination of the Useful Life of Intangible
Assets.    In April 2008, the FASB issued guidance on the determination of the useful life of intangible assets. The guidance removed the requirement for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. The guidance replaced the previous useful-life assessment criteria with a requirement that an entity shall consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. The adoption of the guidance on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

Instruments Indexed to an Entity’s Own Stock.    In June 2008, the FASB ratified the consensus reached for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The accounting guidance applied to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock with certain exceptions. To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. The adoption of the guidance on January 1, 2009 did not change the classification or measurement of the Company’s financial instruments.

Subsequent Events.    In May 2009, the
FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issued or are available to be issued. The Company’s adoption of this guidance in the quarter ended June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance on
determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance provided additional application guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirmed the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirmed the need to use judgment to ascertain if a formerly active market has become inactive and to determine fair values when markets have become inactive. The adoption of the guidance in the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued guidance about measuring liabilities at fair value. The adoption of the guidance on October 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued additional guidance about measuring the fair value of certain alternative investments, such as hedge funds, private equity funds, real estate funds and venture capital funds. The guidance allowed companies to determine the fair value of such investments using net asset value (“NAV”) as a practical expedient and also required disclosures of the nature and risks of the investments by major category of alternative investments. The Company’s adoption on December 31, 2009 did not have a material impact on the Company’s consolidated financial statements.

Transfers of Financial Assets and Extinguishments of Liabilities and
Consolidation of Variable Interest Entities.    In June 2009, the FASB issued accounting guidance that changed the way entities account for securitizations and special purpose entities (“SPE”). The accounting guidance amended the accounting for transfers of financial assets and required additional disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This guidance eliminated the concept of a QSPE and changed the requirements for derecognizing financial assets.

The accounting guidance also amended the accounting for consolidation and changed how a reporting entity determines when a VIE that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate a VIE is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. In February 2010, the FASB finalized a deferral of these accounting changes, effective
January 1, 2010, for certain interests in money market funds, in investment companies or in entities qualifying for accounting purposes as investment companies (the “Deferral”). The Company will continue to analyze consolidation under other existing authoritative guidance for entities subject to the Deferral. The adoption of this accounting guidance on January 1, 2010 did not have a material impact on the Company’s consolidated statements of financial condition.

Scope Exception Related to Embedded Credit
Derivatives.    In March 2010, the FASB issued accounting guidance that changed the accounting for credit derivatives embedded in beneficial interests in securitized financial assets. The guidance eliminated the scope exception for embedded credit derivatives unless they are created solely by subordination of one financial instrument to another. Bifurcation and separate recognition may be required for certain beneficial interests that are currently not accounted for at fair value through earnings. The adoption of this accounting guidance on July 1, 2010 did not have a material impact on the Company’s consolidated financial statements.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Morgan Stanley Smith Barney Holdings LLC.

Smith Barney.    On May 31, 2009, the
Company and Citigroup Inc. (“Citi”) consummated the combination of the Company’s Global Wealth Management Group and the businesses of Citi’s Smith Barney in the U.S., Quilter Holdings Ltd in the United Kingdom (“U.K.”),
and Smith Barney Australia (collectively, “Smith Barney”). In addition to the Company’s contribution of respective businesses to MSSB, the Company paid Citi $2,755 million in cash. The combined businesses operate as Morgan
Stanley Smith Barney. At December 31, 2010, pursuant to the terms of the amended contribution agreement, dated at May 29, 2009, certain businesses of Smith Barney and Morgan Stanley have been and will continue to be contributed to MSSB
(the “delayed contribution businesses”). Morgan Stanley and Citi each owned their delayed contribution businesses until they were transferred to MSSB and gains and losses from such businesses were allocated to the Company’s and
Citi’s respective share of MSSB’s gains and losses.

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

At May 31, 2009, the Company included MSSB in its consolidated financial statements. The results of MSSB are included within the Global Wealth Management Group business segment.

The Company accounted for the transaction using the acquisition method of accounting. The fair value of the total consideration transferred to Citi amounted to approximately $6,087 million, and the fair value of Citi’s equity in MSSB was approximately $3,973 million. The acquisition method of accounting prescribes the full goodwill method even in business combinations in which the acquirer holds less than 100% of the equity interests in the acquiree at acquisition date. Accordingly, the full fair value of Smith Barney was allocated to the fair value of assets acquired and liabilities assumed to derive the goodwill amount of approximately $5,208 million, which represents synergies of combining the two businesses.

The following table summarizes
the allocation of the final purchase price to the net assets of Smith Barney at May 31, 2009 (dollars in millions):

Total fair value of consideration transferred

$
6,087

Total fair value of noncontrolling interest

3,973

Total fair value of Smith Barney(1)

10,060

Total fair value of net assets acquired

4,852

Acquisition-related goodwill(2)

$
5,208

(1)
Total fair value of Smith Barney is inclusive of control premium.

(2)
Goodwill is recorded within the Global Wealth Management Group business segment. Approximately $964 million of goodwill is deductible for tax purposes.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed statement of assets acquired and liabilities assumed.    The
following table summarizes the final fair values of the assets acquired and liabilities assumed as of the acquisition date.

At May 31, 2009

(dollars in millions)

Assets

Cash and due from banks

$
920

Financial instruments owned

33

Receivables

1,667

Intangible assets

4,480

Other assets

881

Total assets acquired

$
7,981

Liabilities

Financial instrument sold, not yet purchased

$
11

Long-term borrowings

2,320

Other liabilities and accrued expenses

798

Total liabilities assumed

$
3,129

Net assets acquired

$
4,852

In addition, the Company recorded a receivable
of approximately $1.1 billion relating to the fair value of the Smith Barney delayed contribution businesses at May 31, 2009 from Citi. Such amount is presented in the consolidated statements of financial condition as a reduction from noncontrolling interests.

Amortizable intangible assets included
the following at May 31, 2009:

At May 31, 2009

Estimated Useful Life

(dollars in millions)

(in years)

Customer relationships

$
4,000

16

Research

176

5

Intangible lease asset

24

1-10

Total

$
4,200

The Company also recorded an
indefinite-lived intangible asset of approximately $280 million related to the Smith Barney trade name.

Citi Managed Futures.    Citi contributed its managed futures business and certain related proprietary trading positions to MSSB on July 31, 2009 (“Citi Managed
Futures”). The Company paid Citi approximately $300 million in cash in connection with this transfer. As of July 31, 2009, Citi Managed Futures was wholly owned and consolidated by MSSB, of which the Company owns 51% and Citi owns
49%.

The Company accounted for this transaction using the
acquisition method of accounting. The fair value of the total consideration transferred to Citi was approximately $300 million, and the increase in fair value of Citi’s equity in MSSB was approximately $289 million. The acquisition method of accounting prescribes the full goodwill method even in business combinations in which the acquirer holds less than 100% of the equity interests in the acquiree at acquisition date. Accordingly, the full fair value of Citi Managed Futures was allocated to the fair value of the assets acquired and liabilities assumed to derive the goodwill amount of approximately $136 million, which represents business synergies of combining the Citi Managed Futures business with MSSB.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the final allocation of the purchase price to the net assets of Citi
Managed Futures as of July 31, 2009 (dollars in millions).

Total fair value of consideration transferred

$
300

Total fair value of noncontrolling interest

289

Total fair value of Citi Managed Futures

589

Total fair value of net assets acquired

453

Acquisition-related goodwill(1)

$
136

(1)
Goodwill is recorded within the Global Wealth Management Group business segment. Approximately $4 million of goodwill is deductible for tax purposes.

Condensed statement of assets acquired and
liabilities assumed.    The following table summarizes the final fair values of the assets acquired and liabilities assumed as of the acquisition date.

At July 31, 2009

(dollars in millions)

Assets

Financial instruments owned

$
83

Receivables

86

Intangible assets(1)

275

Other assets

11

Total assets acquired

$
455

Liabilities

Other liabilities and accrued expenses

$
2

Total liabilities assumed

$
2

Net assets acquired

$
453

(1)
At July 31, 2009, amortizable intangible assets in the amount of $275 million primarily related to management contracts with an estimated useful life of five to nine years.

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

2009

Fiscal 2008

One Month Ended December 31, 2008

(unaudited)

Net revenues

$
26,240

$
30,439

$
(275
)

Total non-interest expenses

24,901

28,407

1,592

Income (loss) from continuing operations before income taxes

1,339

2,032

(1,867
)

Provision for (benefit from) income taxes

(272
)

167

(700
)

Income (loss) from continuing operations

1,611

1,865

(1,167
)

Discontinued operations:

Gain (loss) from discontinued operations

33

1,004

(14
)

Provision for (benefit from) income taxes

(49
)

464

2

Net gain (loss) from discontinued operations

82

540

(16
)

Net income (loss)

1,693

2,405

(1,183
)

Net income applicable to noncontrolling interests

234

452

65

Net income (loss) applicable to Morgan Stanley

$
1,459

$
1,953

$
(1,248
)

Earnings (loss) applicable to Morgan Stanley common shareholders

$
(794
)

$
1,727

$
(1,584
)

Earnings (loss) per basic common share:

Income (loss) from continuing operations

$
(0.73
)

$
1.23

$
(1.56
)

Net gain (loss) from discontinued operations

0.06

0.45

(0.02
)

Earnings (loss) per basic common share

$
(0.67
)

$
1.68

$
(1.58
)

Earnings (loss) per diluted common share:

Income (loss) from continuing operations

$
(0.73
)

$
1.17

$
(1.56
)

Net gain (loss) from discontinued operations

0.06

0.44

(0.02
)

Earnings (loss) per diluted common share

$
(0.67
)

$
1.61

$
(1.58
)

The unaudited pro forma condensed combined
financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company had the closing of Smith Barney and Citi Managed Futures been completed on January 1,
2009, December 1, 2007 and December 1, 2008, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma combined financial information for 2009, fiscal 2008, and the one month ended
December 31, 2008 were pro forma adjustments to reflect the results of operations of Smith Barney and Citi Managed Futures as well as the impact of amortizing certain purchase accounting adjustments such as amortizable intangible assets. The pro forma condensed financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of market conditions, expense efficiencies or other factors.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Fair Value Disclosures.

Fair Value Measurements.

A description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased.

U.S. Government and Agency Securities.

•

U.S. Treasury Securities.    U.S. treasury securities are valued using quoted market prices. Valuation adjustments are not applied. Accordingly, U.S. treasury securities are generally categorized in Level 1 of the fair value hierarchy.

•

U.S. Agency Securities.    U.S. agency securities are composed of three main categories consisting of agency-issued debt, agency mortgage pass-through pool securities and collateralized mortgage obligations. Non-callable agency-issued debt securities are generally valued using quoted market prices. Callable agency-issued debt securities are valued by benchmarking model-derived prices to quoted market prices and trade data for identical or comparable securities. The fair value of agency mortgage pass-through pool securities is model-driven based on spreads of the comparable To-be-announced
(“TBA”) security. Collateralized mortgage obligations are valued using indices, quoted market prices and trade data for identical or comparable securities. Actively traded non-callable agency-issued debt securities are generally categorized in Level 1 of the fair value hierarchy. Callable agency-issued debt securities, agency mortgage pass-through pool securities and collateralized mortgage obligations are generally categorized in Level 2 of the fair value hierarchy.

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

Corporate and Other Debt.

•

State and Municipal Securities.    The fair value of state and municipal securities is determined using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rates, bond or credit default swap spreads and volatility. These bonds are generally categorized in Level 2 of the fair value hierarchy.

•

Residential Mortgage-Backed Securities (“RMBS”), Commercial Mortgage-Backed Securities (“CMBS”) and other Asset-Backed
Securities (“ABS”).    RMBS, CMBS and other ABS may be valued based on price or spread data obtained from observed transactions or independent external parties such as vendors or brokers. When position-specific external price data are not observable, the fair value determination may require benchmarking to similar instruments and/or analyzing expected credit losses, default and recovery rates. In evaluating the fair value of each security, the Company considers security collateral-specific attributes, including payment priority, credit enhancement levels, type of collateral, delinquency rates and loss severity. In addition, for RMBS borrowers, Fair Isaac Corporation (“FICO”) scores and the level of documentation for the loan are also considered. Market standard models, such as Intex, Trepp or

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

others, may be deployed to model the specific collateral composition and cash flow structure of each transaction. Key inputs to these models are market spreads, forecasted credit losses, default and prepayment rates for each asset category. Valuation levels of RMBS and CMBS indices are also used as an additional data point for benchmarking purposes or to price outright index positions.

RMBS, CMBS and other ABS are generally categorized in Level
2 of the fair value hierarchy. If external prices or significant spread inputs are unobservable or if the comparability assessment involves significant subjectivity related to property type differences, cash flows, performance and other inputs, then
RMBS, CMBS and other ABS are categorized in Level 3 of the fair value hierarchy.

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

•

Collateralized Debt Obligations (“CDO”).    The Company holds cash CDOs that typically reference a tranche of an underlying synthetic portfolio of single name credit default swaps. The collateral is usually ABS or other corporate bonds. Credit correlation, a primary input used to determine the fair value of a cash CDO, is usually unobservable and derived using a benchmarking technique. The other model inputs such as credit spreads, including collateral spreads, and interest rates are typically observable. CDOs are categorized in Level 2 of the fair value hierarchy when the credit correlation input is insignificant. In instances where the credit correlation input is deemed to be significant, these instruments are categorized in Level 3 of the fair value hierarchy.

•

Corporate Loans and Lending Commitments.    The fair value of corporate loans is determined using recently executed transactions, market price quotations (where observable), implied yields from comparable debt, and market observable credit default swap spread levels obtained from independent external parties such as vendors and brokers adjusted for any basis difference between cash and derivative instruments, along with proprietary valuation models and default recovery analysis where such transactions and quotations are unobservable. The fair value of contingent corporate lending commitments is determined by using executed transactions on comparable loans and the anticipated market price based on pricing indications from syndicate banks and customers. The valuation of loans and lending commitments also takes into account fee income that is considered an attribute of the contract. Corporate loans and lending commitments are generally categorized in Level 2 of the fair value hierarchy; in instances where prices or significant spread inputs are unobservable, they are categorized in Level
3 of the fair value hierarchy.

•

Mortgage Loans.    Mortgage loans are valued using observable prices based on transactional data for identical or comparable instruments, when available. Where observable prices are not available, the Company estimates fair value based on benchmarking to prices and rates observed in the primary market for similar loan or borrower types or based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved or a methodology that utilizes the capital structure and credit spreads of recent comparable securitization transactions. Mortgage loans valued based on observable transactional data for identical or comparable instruments are categorized in Level 2

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the fair value hierarchy. Where observable prices are not available, due to the subjectivity involved in the comparability assessment related to mortgage loan vintage, geographical concentration, prepayment speed and projected loss assumptions, mortgage loans are classified in Level 3 of the fair value hierarchy.

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

Corporate Equities.

•

Exchange-Traded Equity Securities.    Exchange-traded equity securities are generally valued based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied, and they are categorized in Level 1 of the fair value hierarchy; otherwise, they are categorized in Level 2 or Level 3 of the fair value hierarchy.

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

Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be either observed or modeled using a series of techniques and model inputs from comparable benchmarks, including closed-form analytic formulas, such as the Black-Scholes option-pricing model, and simulation models or a combination thereof. Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for generic interest rate swaps, certain option contracts and certain credit default swaps. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. A substantial majority of OTC derivative products valued by the Company using pricing models fall into this category and are categorized in Level 2 of the fair value hierarchy.

Other derivative products, including complex products that have become illiquid, require more judgment in the implementation of the valuation technique applied due to the complexity of the valuation

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumptions and the reduced observability of inputs. This includes derivative interests in certain mortgage-related CDO securities, certain types of ABS credit default swaps, basket credit default swaps and CDO-squared positions (a CDO-squared position is a special purpose vehicle that issues interests, or tranches, that are backed by tranches issued by other CDOs) where direct trading activity or quotes are unobservable. These instruments involve significant unobservable inputs and are categorized in Level 3 of the fair value hierarchy.

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

•

Collateralized Interest Rate Derivative Contracts.    In the fourth quarter of 2010, the Company began using the overnight indexed swap (“OIS”) curve as an input to value substantially all of its collateralized interest rate derivative contracts. The Company believes using the OIS curve, which reflects the interest rate typically paid on cash collateral, more accurately reflects the fair value of collateralized interest rate derivative contracts. The Company recognized a pre-tax gain of $176 million in net revenues upon application of the OIS curve within the Institutional Securities business segment. Previously, the Company discounted these collateralized interest rate derivative contracts based on London Interbank Offered Rates (“LIBOR”).

For further information on derivative instruments and
hedging activities, see Note 12.

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

After initial recognition, in
determining the fair value of internally and externally managed funds, the Company considers the net asset value of the fund provided by the fund manager to be the best estimate

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of fair value. For non-exchange-traded investments either held directly or held within internally managed funds, fair value after initial recognition is based on an assessment of each underlying investment, considering rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable company transactions, trading multiples and changes in market outlook, among other factors.
Exchange-traded direct equity investments are generally valued based on quoted prices from the exchange.

Exchange-traded direct equity investments that are actively traded are categorized in Level 1 of the fair value hierarchy.
Non-exchange-traded direct equity investments and investments in private equity and real estate funds are generally categorized in Level 3 of the fair value hierarchy. Investments in hedge funds that are redeemable at the measurement date or in the near future are categorized in Level 2 of the fair value hierarchy; otherwise, they are categorized in Level 3 of the fair value hierarchy.

Physical Commodities.

•

The Company trades various physical commodities, including crude oil and refined products, natural gas, base and precious metals and agricultural products. Fair value for physical commodities is determined using observable inputs, including broker quotations and published indices. Physical commodities are categorized in Level 2 of the fair value hierarchy.

Securities Available for Sale.

•

Securities available for sale are composed of U.S. government and agency securities, including U.S. Treasury securities, agency-issued debt, agency mortgage pass-through securities and collateralized mortgage obligations. Actively traded U.S. Treasury securities and non-callable agency-issued debt securities are generally categorized in Level 1 of the fair value hierarchy. Callable agency-issued debt securities, agency mortgage pass-through securities and collateralized mortgage obligations are generally categorized in Level 2 of the fair value hierarchy. For further information on securities available for sale, see Note 5.

Commercial Paper and Other Short-term
Borrowings/Long-term Borrowings.

•

Structured Notes.    The Company issues structured notes that have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities. Fair value of structured notes is determined using valuation models for the derivative and debt portions of the notes. These models incorporate observable inputs referencing identical or comparable securities, including prices that the notes are linked to, interest rate yield curves, option volatility and currency, commodity or equity rates. Independent, external and traded prices for the notes are also considered. The impact of the
Company’s own credit spreads is also included based on the Company’s observed secondary bond market spreads. Most structured notes are categorized in Level 2 of the fair value hierarchy.

Deposits.

•

  Time Deposits.    The fair value of certificates of deposit is determined using third-party quotations. These deposits are generally categorized in Level 2 of the fair value hierarchy.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities Sold under Agreements to Repurchase.

•

In 2010, the fair value option was elected for certain securities sold under agreements to repurchase. The fair value of a repurchase agreement is computed using a standard cash flow discounting methodology. The inputs to the valuation include contractual cash flows and collateral funding spreads, which are estimated using various benchmarks, interest rate yield curves and option volatilities. In instances where the unobservable inputs are deemed significant, repurchase agreements are categorized in Level 3 of the fair value hierarchy; otherwise, they are categorized in Level 2 of the fair value hierarchy.

The following fair value hierarchy
tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and December 31, 2009. See Note 2 for a discussion of the Company’s policies regarding the fair value hierarchy.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2010

Quoted Prices in Active Markets for Identical Assets (Level 1)

Significant Observable Inputs (Level 2)

Significant Unobservable Inputs (Level 3)

Counterparty and Cash Collateral Netting

Balance at December 31, 2010

(dollars in millions)

Assets

Financial instruments owned:

U.S. government and agency securities:

U.S. Treasury securities

$
19,226

$
—

$
—

$
—

$
19,226

U.S. agency securities

3,827

25,380

13

—

29,220

Total U.S. government and agency securities

23,053

25,380

13

—

48,446

Other sovereign government obligations

25,334

8,501

73

—

33,908

Corporate and other debt:

State and municipal securities

—

3,229

110

—

3,339

Residential mortgage-backed securities

—

3,690

319

—

4,009

Commercial mortgage-backed securities

—

2,692

188

—

2,880

Asset-backed securities

—

2,322

13

—

2,335

Corporate bonds

—

39,569

1,368

—

40,937

Collateralized debt obligations

—

2,305

1,659

—

3,964

Loans and lending commitments

—

15,308

11,666

—

26,974

Other debt

—

3,523

193

—

3,716

Total corporate and other debt

—

72,638

15,516

—

88,154

Corporate equities(1)

65,009

2,923

484

—

68,416

Derivative and other contracts:

Interest rate contracts

3,985

616,016

966

—

620,967

Credit contracts

—

95,818

14,316

—

110,134

Foreign exchange contracts

1

61,556

431

—

61,988

Equity contracts

2,176

36,612

1,058

—

39,846

Commodity contracts

5,464

57,528

1,160

—

64,152

Other

—

108

135

—

243

Netting(2)

(8,551
)

(761,939
)

(7,168
)

(68,380
)

(846,038
)

Total derivative and other contracts

3,075

105,699

10,898

(68,380
)

51,292

Investments:

Private equity funds

—

—

1,986

—

1,986

Real estate funds

—

8

1,176

—

1,184

Hedge funds

—

736

901

—

1,637

Principal investments

286

486

3,131

—

3,903

Other(3)

403

79

560

—

1,042

Total investments

689

1,309

7,754

—

9,752

Physical commodities

—

6,778

—

—

6,778

Total financial instruments owned

117,160

223,228

34,738

(68,380
)

306,746

Securities available for sale:

U.S. government and agency securities

20,792

8,857

—

—

29,649

Securities received as collateral

15,646

890

1

—

16,537

Intangible assets(4)

—

—

157

—

157

Liabilities

Deposits

$
—

$
3,011

$
16

$
—

$
3,027

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quoted Prices in Active Markets for Identical Assets (Level 1)

Significant Observable Inputs (Level 2)

Significant Unobservable Inputs (Level 3)

Counterparty and Cash Collateral Netting

Balance at December 31, 2010

(dollars in millions)

Commercial paper and other short-term borrowings

—

1,797

2

—

1,799

Financial instruments sold, not yet purchased:

U.S. government and agency securities:

U.S. Treasury securities

25,225

—

—

—

25,225

U.S. agency securities

2,656

67

—

—

2,723

Total U.S. government and agency securities

27,881

67

—

—

27,948

Other sovereign government obligations

19,708

2,542

—

—

22,250

Corporate and other debt:

State and municipal securities

—

11

—

—

11

Asset-backed securities

—

12

—

—

12

Corporate bonds

—

9,100

44

—

9,144

Collateralized debt obligations

—

2

—

—

2

Unfunded lending commitments

—

464

263

—

727

Other debt

—

828

194

—

1,022

Total corporate and other debt

—

10,417

501

—

10,918

Corporate equities(1)

19,696

127

15

—

19,838

Derivative and other contracts:

Interest rate contracts

3,883

591,378

542

—

595,803

Credit contracts

—

87,904

7,722

—

95,626

Foreign exchange contracts

2

64,301

385

—

64,688

Equity contracts

2,098

42,242

1,820

—

46,160

Commodity contracts

5,871

58,885

972

—

65,728

Other

—

520

1,048

—

1,568

Netting(2)

(8,551
)

(761,939
)

(7,168
)

(44,113
)

(821,771
)

Total derivative and other contracts

3,303

83,291

5,321

(44,113
)

47,802

Total financial instruments sold, not yet purchased

70,588

96,444

5,837

(44,113
)

128,756

Obligation to return securities received as collateral

20,272

890

1

—

21,163

Securities sold under agreements to repurchase

—

498

351

—

849

Other secured financings

—

7,474

1,016

—

8,490

Long-term borrowings

—

41,393

1,316

—

42,709

(1)
The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.

(2)
For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 12.

(3)
In June 2010, the Company voluntarily contributed $25 million to certain other investments in funds that it manages in connection with upcoming rule changes regarding net asset value disclosures for money market funds. Based on current liquidity and fund performance, the Company does not expect to provide additional voluntary support to non-consolidated funds that it manages.

(4)
Amount represents mortgage servicing rights (“MSR”) accounted for at fair value. See Note 7 for further information on MSRs.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transfers Between Level 1 and Level 2 during 2010.

Financial instruments owned—Derivative and other contracts and
Financial instruments sold, not yet purchased—Derivative and other contracts.    During 2010, the Company reclassified approximately $2.9 billion of derivative assets and approximately $2.7 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on quoted prices from the exchange.

Financial instruments owned—Corporate equities.    During 2010, the Company reclassified approximately $1.2 billion of certain Corporate equities from Level 2 to Level 1 as transactions in these securities occurred with sufficient frequency and volume to constitute an active market.

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

$
15,394

$
—

$
—

$
—

$
15,394

U.S. agency securities

19,670

27,115

36

—

46,821

Total U.S. government and agency securities

35,064

27,115

36

—

62,215

Other sovereign government obligations

21,080

4,362

3

—

25,445

Corporate and other debt:

State and municipal securities

—

3,234

713

—

3,947

Residential mortgage-backed securities

—

4,285

818

—

5,103

Commercial mortgage-backed securities

—

2,930

1,573

—

4,503

Asset-backed securities

—

4,797

591

—

5,388

Corporate bonds

—

37,363

1,038

—

38,401

Collateralized debt obligations

—

1,539

1,553

—

3,092

Loans and lending commitments

—

13,759

12,506

—

26,265

Other debt

—

2,093

1,662

—

3,755

Total corporate and other debt

—

70,000

20,454

—

90,454

Corporate equities(1)

49,732

7,700

536

—

57,968

Derivative and other contracts:

Interest rate contracts

3,403

622,544

1,182

—

627,129

Credit contracts

—

124,143

21,921

—

146,064

Foreign exchange contracts

7

52,066

455

—

52,528

Equity contracts

2,126

38,608

631

—

41,365

Commodity contracts

6,291

56,984

1,341

—

64,616

Other

—

114

275

—

389

Netting(2)

(9,517
)

(791,993
)

(11,256
)

(70,244
)

(883,010
)

Total derivative and other contracts

2,310

102,466

14,549

(70,244
)

49,081

Investments:

Private equity funds

—

—

1,296

—

1,296

Real estate funds

—

12

833

—

845

Hedge funds

—

713

1,708

—

2,421

Principal investments

438

5

3,195

—

3,638

Other

305

200

581

—

1,086

Total investments

743

930

7,613

—

9,286

Physical commodities

—

5,329

—

—

5,329

Total financial instruments owned

108,929

217,902

43,191

(70,244
)

299,778

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quoted Prices in Active Markets for Identical Assets (Level 1)

Significant Observable Inputs (Level 2)

Significant Unobservable Inputs (Level 3)

Counterparty and Cash Collateral Netting

Balance at December 31, 2009

(dollars in millions)

Securities received as collateral

12,778

855

23

—

13,656

Intangible assets(3)

—

—

137

—

137

Liabilities

Deposits

$
—

$
4,943

$
24

$
—

$
4,967

Commercial paper and other short-term borrowings

—

791

—

—

791

Financial instruments sold, not yet purchased:

U.S. government and agency securities:

U.S. Treasury securities

17,907

1

—

—

17,908

U.S. agency securities

2,573

22

—

—

2,595

Total U.S. government and agency securities

20,480

23

—

—

20,503

Other sovereign government obligations

16,747

1,497

—

—

18,244

Corporate and other debt:

State and municipal securities

—

9

—

—

9

Commercial mortgage-backed securities

—

8

—

—

8

Asset-backed securities

—

63

4

—

67

Corporate bonds

—

5,812

29

—

5,841

Collateralized debt obligations

—

—

3

—

3

Unfunded lending commitments

—

732

252

—

984

Other debt

—

483

431

—

914

Total corporate and other debt

—

7,107

719

—

7,826

Corporate equities(1)

18,125

4,472

4

—

22,601

Derivative and other contracts:

Interest rate contracts

3,255

595,416

795

—

599,466

Credit contracts

—

112,136

13,098

—

125,234

Foreign exchange contracts

7

51,266

201

—

51,474

Equity contracts

2,295

45,583

1,320

—

49,198

Commodity contracts

7,343

55,038

1,334

—

63,715

Other

—

411

711

—

1,122

Netting(2)

(9,517
)

(791,993
)

(11,256
)

(39,234
)

(852,000
)

Total derivative and other contracts

3,383

67,857

6,203

(39,234
)

38,209

Total financial instruments sold, not yet purchased

58,735

80,956

6,926

(39,234
)

107,383

Obligation to return securities received as collateral

12,778

855

23

—

13,656

Other secured financings

—

6,570

1,532

—

8,102

Long-term borrowings

—

30,745

6,865

—

37,610

(1)
The Company holds or sells short for trading purposes, equity securities issued by entities in diverse industries and of varying size.

(2)
For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 12.

(3)
Amount represents MSRs accounted for at fair value. See Note 7 for further information on MSRs.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for 2010, 2009, fiscal 2008 and the one month ended December 31, 2008. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2010

Beginning Balance at December 31, 2009

Total Realized and Unrealized Gains (Losses)(1)

Purchases, Sales, Other Settlements and Issuances, net

Net Transfers In and/or (Out) of Level 3

Ending Balance at December 31, 2010

Unrealized Gains (Losses) for Level
3 Assets/ Liabilities Outstanding at December 31, 2010(2)

(dollars in millions)

Assets

Financial instruments owned:

U.S. agency securities

$
36

$
(1
)

$
13

$
(35
)

$
13

$
(1
)

Other sovereign government obligations

3

5

66

(1
)

73

5

Corporate and other debt:

State and municipal securities

713

(11
)

(533
)

(59
)

110

(12
)

Residential mortgage-backed securities

818

12

(607
)

96

319

(2
)

Commercial mortgage-backed securities

1,573

35

(1,054
)

(366
)

188

(61
)

Asset-backed securities

591

10

(436
)

(152
)

13

7

Corporate bonds

1,038

(84
)

403

11

1,368

41

Collateralized debt obligations

1,553

368

(259
)

(3
)

1,659

189

Loans and lending commitments

12,506

203

(376
)

(667
)

11,666

214

Other debt

1,662

44

(92
)

(1,421
)

193

49

Total corporate and other debt

20,454

577

(2,954
)

(2,561
)

15,516

425

Corporate equities

536

118

(189
)

19

484

59

Net derivative and other contracts:

Interest rate contracts

387

238

(178
)

(23
)

424

260

Credit contracts

8,824

(1,179
)

128

(1,179
)

6,594

58

Foreign exchange contracts

254

(77
)

33

(164
)

46

(109
)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beginning Balance at December 31, 2009

Total Realized and Unrealized Gains (Losses)(1)

Purchases, Sales, Other Settlements and Issuances, net

Net Transfers In and/or (Out) of Level 3

Ending Balance at December 31, 2010

Unrealized Gains (Losses) for Level
3 Assets/ Liabilities Outstanding at December 31, 2010(2)

(dollars in millions)

Equity contracts

(689
)

(131
)

(146
)

204

(762
)

(143
)

Commodity contracts

7

121

60

—

188

268

Other

(437
)

(266
)

(220
)

10

(913
)

(284
)

Total net derivative and other contracts(3)

8,346

(1,294
)

(323
)

(1,152
)

5,577

50

Investments:

Private equity funds

1,296

496

202

(8
)

1,986

462

Real estate funds

833

251

89

3

1,176

399

Hedge funds

1,708

(161
)

(327
)

(319
)

901

(160
)

Principal investments

3,195

470

229

(763
)

3,131

412

Other

581

109

(129
)

(1
)

560

49

Total investments

7,613

1,165

64

(1,088
)

7,754

1,162

Securities received as collateral

23

—

(22
)

—

1

—

Intangible assets

137

43

(23
)

—

157

23

Liabilities

Deposits

$
24

$
—

$
—

$
(8
)

$
16

$
—

Commercial paper and other short-term borrowings

—

—

2

—

2

—

Financial instruments sold, not yet purchased:

Corporate and other debt:

Asset-backed securities

4

—

(4
)

—

—

—

Corporate bonds

29

(15
)

13

(13
)

44

(9
)

Collateralized debt obligations

3

—

(3
)

—

—

—

Unfunded lending commitments

252

(4
)

7

—

263

(2
)

Other debt

431

65

(161
)

(11
)

194

62

Total corporate and other debt

719

46

(148
)

(24
)

501

51

Corporate equities

4

17

54

(26
)

15

9

Obligation to return securities received as collateral

23

—

(22
)

—

1

—

Securities sold under agreements to repurchase

—

(1
)

350

—

351

(1
)

Other secured financings

1,532

(44
)

(612
)

52

1,016

(44
)

Long-term borrowings

6,865

66

(5,175
)

(308
)

1,316

(84
)

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the consolidated statements of income except for $1,165 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for 2010 related to assets and liabilities still outstanding at December 31, 2010.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts, net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 12.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments owned—Corporate and other debt.    During 2010,
the Company reclassified approximately $3.5 billion of certain Corporate and other debt, primarily loans and hybrid contracts, from Level 3 to Level 2. The Company reclassified these loans and hybrid contracts as external prices and/or spread inputs became observable and the remaining unobservable inputs were deemed insignificant to the overall measurement.

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

During 2010, the Company reclassified approximately $1.2 billion of certain
Net derivative contracts from Level 3 to Level 2. These reclassifications were related to certain tranched bespoke basket credit default swaps and single name credit default swaps for which unobservable inputs became insignificant.

Financial instruments
owned—Investments.    During 2010, the Company reclassified approximately $1 billion from Level 3 to Level 2. The reclassifications were primarily related to principal investments for which external prices became observable.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2009

Beginning Balance at December 31, 2008

Total Realized and Unrealized Gains (Losses)(1)

Purchases, Sales, Other Settlements and Issuances, net

Net Transfers In and/or (Out) of Level 3

Ending Balance at December 31, 2009

Unrealized Gains (Losses) for Level
3 Assets/Liabilities Outstanding at December 31, 2009(2)

(dollars in millions)

Assets

Financial instruments owned:

U.S. agency securities

$
127

$
(2
)

$
(56
)

$
(33
)

$
36

$
—

Other sovereign government obligations

1

(3
)

1

4

3

—

Corporate and other debt:

State and municipal securities

2,065

2

(413
)

(941
)

713

(26
)

Residential mortgage-backed securities

1,197

(79
)

(125
)

(175
)

818

(52
)

Commercial mortgage-backed securities

3,017

(654
)

(314
)

(476
)

1,573

(662
)

Asset-backed securities

1,013

91

(468
)

(45
)

591

(12
)

Corporate bonds

2,753

(184
)

(917
)

(614
)

1,038

33

Collateralized debt obligations

946

630

30

(53
)

1,553

418

Loans and lending commitments

20,180

(1,225
)

(5,898
)

(551
)

12,506

(763
)

Other debt

3,747

985

(2,386
)

(684
)

1,662

775

Total corporate and other debt

34,918

(434
)

(10,491
)

(3,539
)

20,454

(289
)

Corporate equities

976

121

(691
)

130

536

(227
)

Net derivative and other contracts(3)

23,382

(4,316
)

(956
)

(9,764
)

8,346

(3,037
)

Investments

9,698

(1,418
)

82

(749
)

7,613

(1,317
)

Securities received as collateral

30

—

(7
)

—

23

—

Intangible assets

184

(44
)

(3
)

—

137

(44
)

Liabilities

Deposits

$
—

$
(2
)

$
—

$
22

$
24

$
(2
)

Financial instruments sold, not yet purchased:

Other sovereign government obligations

—

—

(10
)

10

—

—

Corporate and other debt:

Commercial mortgage-backed securities

13

—

(13
)

—

—

—

Asset-backed securities

4

—

—

—

4

—

Corporate bonds

395

(22
)

(291
)

(97
)

29

(30
)

Collateralized debt obligations

—

—

3

—

3

—

Unfunded lending commitments

24

(12
)

216

—

252

(12
)

Other debt

3,372

(13
)

(2,291
)

(663
)

431

(196
)

Total corporate and other debt

3,808

(47
)

(2,376
)

(760
)

719

(238
)

Corporate equities

27

(6
)

(90
)

61

4

(1
)

Obligation to return securities received as collateral

30

—

(7
)

—

23

—

Other secured financings

6,148

396

(3,757
)

(463
)

1,532

(50
)

Long-term borrowings

5,473

(450
)

267

675

6,865

(450
)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(3)
Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 12.

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

During 2009, the Company reclassified approximately
$10.2 billion of certain Derivative and other contracts from Level 3 to Level 2, primarily related to single name subprime and CMBS credit default swaps as well as tranched-indexed corporate credit default swaps. Certain single name subprime and CMBS credit default swaps were reclassified primarily because the values associated with the unobservable inputs, such as correlation, were no longer deemed significant to the fair value measurement of these derivative contracts due to market deterioration. Increased availability of transaction data, broker quotes and/or consensus pricing resulted in the reclassifications of certain tranche-indexed corporate credit default swaps. The Company reclassified approximately $0.4 billion of certain Derivative and other contracts from Level 2 to Level 3 as certain inputs became unobservable.

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

Beginning Balance at November 30, 2007

Total Realized and Unrealized Gains (Losses)(1)

Purchases, Sales, Other Settlements and Issuances, net

Net Transfers In and/or (Out) of Level 3

Ending Balance at November 30, 2008

Unrealized Gains (Losses) for Level
3 Assets/Liabilities Outstanding at November 30, 2008(2)

(dollars in millions)

Assets

Financial instruments owned:

U.S. agency securities

$
660

$
9

$
(367
)

$
(96
)

$
206

$
(8
)

Other sovereign government obligations

29

(6
)

(20
)

—

3

(2
)

Corporate and other debt

37,058

(12,835
)

411

9,826

34,460

(12,683
)

Corporate equities

1,236

(537
)

(52
)

260

907

(351
)

Net derivative and other contracts(3)

5,938

20,974

(512
)

1,224

27,624

20,499

Investments

13,068

(3,324
)

2,151

(2,163
)

9,732

(3,350
)

Securities received as collateral

7

—

8

—

15

—

Intangible assets

—

(220
)

19

421

220

(220
)

Liabilities

Financial instruments sold, not yet purchased:

Corporate and other debt

$
1,122

$
221

$
2,865

$
177

$
3,943

$
94

Corporate equities

16

(165
)

(271
)

111

21

27

Obligation to return securities received as collateral

7

—

8

—

15

—

Other secured financings

2,321

1,349

1,440

3,335

5,747

1,349

Long-term borrowings

398

226

5,428

(183
)

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

(3)
Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts, net of Financial instruments sold, not yet purchased—Derivative and other contracts.

Financial instruments owned—Corporate and other debt.    The net losses in Level 3 Corporate and other debt were
primarily driven by certain asset-backed securities, including residential and commercial mortgage loans, certain collateralized debt obligations (including collateralized bond obligations and collateralized loan obligations), and certain commercial whole loans and by certain corporate loans and lending commitments.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-term borrowings.    Amounts included in the
Purchases, sales, other settlements and issuances, net column primarily relates to the issuance of junior subordinated debentures related to the CIC investment (see Note 15).

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
3 Assets/ Liabilities Outstanding at December 31, 2008(2)

(dollars in millions)

Assets

Financial instruments owned:

U.S. agency securities

$
206

$
(3
)

$
(76
)

$
—

$
127

$
(5
)

Other sovereign government obligations

3

—

(1
)

(1
)

1

—

Corporate and other debt

34,460

(393
)

1,036

(185
)

34,918

(378
)

Corporate equities

907

(11
)

(3
)

83

976

(10
)

Net derivative and other contracts(3)

27,624

(2,040
)

(43
)

(2,159
)

23,382

(1,879
)

Investments

9,732

(169
)

149

(14
)

9,698

(158
)

Securities received as collateral

15

—

15

—

30

—

Intangible assets

220

(36
)

—

—

184

(36
)

Liabilities

Financial instruments sold, not yet purchased:

Corporate and other debt

$
3,943

$
(43
)

$
(140
)

$
(38
)

$
3,808

$
(63
)

Corporate equities

21

(20
)

(20
)

6

27

1

Obligation to return securities received as collateral

15

—

15

—

30

—

Other secured financings

5,747

(219
)

34

148

6,148

(219
)

Long-term borrowings

5,417

(52
)

4

—

5,473

(51
)

(1)
Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the consolidated statements of income except for $(169)
million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.

(2)
Amounts represent unrealized gains (losses) for the one month ended December 31, 2008 related to assets and liabilities still outstanding at December 31,
2008.

(3)
Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts, net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 12.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Investments that Calculate Net Asset Value.

The Company’s Investments measured at fair value were $9,752 million and $9,286 million at December 31, 2010 and 2009, respectively. The following table presents information solely about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on net asset value at December 31, 2010 and December 31, 2009, respectively.

At December 31, 2010

At December 31, 2009

Fair Value

Unfunded Commitment

Fair Value

Unfunded Commitment

(dollars in millions)

Private equity funds

$
1,947

$
1,047

$
1,292

$
1,251

Real estate funds

1,154

500

823

674

Hedge funds(1):

Long-short equity hedge funds

1,046

4

1,597

—

Fixed income/credit-related hedge funds

305

—

407

—

Event-driven hedge funds

143

—

146

—

Multi-strategy hedge funds

140

—

235

—

Total

$
4,735

$
1,551

$
4,500

$
1,925

(1)
Fixed income/credit-related hedge funds, event-driven hedge funds and multi-strategy hedge funds are redeemable at least on a six-month period basis with a notice period of 90 days or less. At December 31, 2010, approximately 49% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 24% is redeemable every six months and 27% of these funds have a redemption frequency of greater than six months. At December 31, 2009, approximately 36% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 15% is redeemable every six months and 49% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds is primarily greater than 90 days.

Private Equity Funds.    Amount includes several private equity funds that pursue multiple strategies, including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments and mezzanine capital. In addition, the funds may be structured with a focus on specific domestic or foreign geographic regions. These investments are generally not redeemable with the funds. Instead, the nature of the investments in this category is that distributions are received through the liquidation of the underlying assets of the fund. At December 31, 2010, it is estimated that 6% of the fair value of the funds will be liquidated in the next five years, another 35% of the fair value of the funds will be liquidated between five to 10 years and the remaining 59% of the fair value of the funds have a remaining life of greater than 10 years.

Real Estate Funds.    Amount includes
several real estate funds that invest in real estate assets such as commercial office buildings, retail properties, multi-family residential properties, developments or hotels. In addition, the funds may be structured with a focus on specific geographic domestic or foreign regions. These investments are generally not redeemable with the funds. Distributions from each fund will be received as the underlying investments of the funds are liquidated. At December 31, 2010, it is estimated that 20% of the fair value of the funds will be liquidated within the next five years, another 34% of the fair value of the funds will be liquidated between five to 10 years and the remaining 46% of the fair value of the funds have a remaining life of greater than 10 years.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hedge Funds.    Investments in hedge funds may be subject to initial period lock-up restrictions or gates. A hedge fund lock-up provision is a provision that provides that, during a certain initial period, an investor may not make a withdrawal from the fund. The purpose of a gate is to restrict the level of redemptions that an investor in a particular hedge fund can demand on any redemption date.

•

Long-short Equity Hedge Funds.    Amount includes investments in hedge funds that invest, long or short, in equities. Equity value and growth hedge funds purchase stocks perceived to be undervalued and sell stocks perceived to be overvalued. Investments representing approximately 19% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for 100% of investments subject to lock-up restrictions ranged from one to three years at December 31, 2010. Investments representing approximately 29% of the fair value of the investments in long-short equity hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for 100% of investments subject to an exit restriction is expected to be less than a year at December 31, 2010.

•

Fixed Income/Credit-Related Hedge Funds.    Amount includes investments in hedge funds that employ long-short, distressed or relative value strategies in order to benefit from investments in undervalued or overvalued securities that are primarily debt or credit related. At December 31, 2010, investments representing approximately 24% of the fair value of the investments in fixed income/credit-related hedge funds cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments was less than one year at
December 31, 2010.

•

Event-Driven Hedge Funds.    Amount includes investments in hedge funds that invest in event-driven situations such as mergers, hostile takeovers, reorganizations or leveraged buyouts. This may involve the simultaneous purchase of stock in companies being acquired and the sale of stock in its acquirer, hoping to profit from the spread between the current market price and the ultimate purchase price of the target company. At December 31, 2010, investments representing approximately 64% of the value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments was less than one year at December 31, 2010.

•

Multi-strategy Hedge Funds.    Amount includes investments in hedge funds that pursue multiple strategies to realize short and long-term gains. Management of the hedge funds has the ability to overweight or underweight different strategies to best capitalize on current investment opportunities. At December 31, 2010, investments representing approximately 37% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for 71% of investments subject to lock-ups was two years or less at December 31, 2010. The remaining restriction period for the other 29% of investments subject to lock-up restrictions was estimated to be greater than three years at December 31, 2010.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis. The following tables present net gains (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for 2010, 2009, fiscal 2008 and the one month ended
December 31, 2008.

Principal Transactions-
Trading

Interest Expense

(Losses)
Gains Included in Net Revenues

(dollars in millions)

2010

Deposits

$
2

$
(173
)

$
(171
)

Commercial paper and other short-term borrowings

(8
)

—

(8
)

Long-term borrowings

(872
)

(849
)

(1,721
)

Securities sold under agreements to repurchase

9

(1
)

8

2009

Deposits

$
(81
)

$
(321
)

$
(402
)

Commercial paper and other short-term borrowings

(176
)

—

(176
)

Long-term borrowings

(7,660
)

(983
)

(8,643
)

Fiscal 2008

Deposits

$
14

$
—

$
14

Commercial paper and other short-term borrowings

1,238

(2
)

1,236

Long-term borrowings

12,428

(1,059
)

11,369

One Month Ended December 31, 2008

Deposits

$
(120
)

$
(26
)

$
(146
)

Commercial paper and other short-term borrowings

(81
)

—

(81
)

Long-term borrowings

(2,168
)

(80
)

(2,248
)

In addition to the amounts in the above table, as discussed in Note 2, all of the instruments within Financial instruments owned or Financial instruments sold, not yet purchased are measured at fair value, either through the election of the fair value option, or as required by other accounting guidance.

The following tables present information on the Company’s short-term and long-term borrowings (including structured notes), loans and unfunded lending commitments for which the fair value option was elected.

Fair Value Option—Gains (Losses) due to
Changes in Instrument Specific Credit Spreads

2010

2009

Fiscal 2008

One
Month Ended December
31, 2008

(dollars in millions)

Short-term and long-term borrowings(1)

$
(873
)

$
(5,510
)

$
5,594

$
(241
)

Loans(2)

448

4,139

(5,864
)

(498
)

Unfunded lending commitments(3)

(148
)

(8
)

280

6

(1)
The change in the fair value of structured notes includes an adjustment to reflect the credit quality of the Company based upon observations of the Company’s secondary bond market spreads.

(2)
Instrument specific credit gains or (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.

(3)
Losses were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period end.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables above exclude non-recourse debt from consolidated VIEs, liabilities related to failed sales and other liabilities that have specified assets attributable to them.

Amount by Which Contractual Principal Amount Exceeds Fair Value

At December
31, 2010

At December
31, 2009

(dollars in billions)

Short-term and long-term borrowings(1)

$
0.6

$
1.9

Loans(2)

24.3

24.4

Loans 90 or more days past due in non-accrual status or both(2)(3)

21.2

21.0

(1)
These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.

(2)
The majority of this difference between principal and fair value amounts emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.

(3)
The aggregate fair value of loans that were in non-accrual status, which includes all loans 90 or more days past due, was $2.2 billion and $3.9 billion at
December 31, 2010 and December 31, 2009, respectively. The aggregate fair value of loans that were 90 or more days past due was $2.0 billion and $0.7 billion at December 31, 2010 and December 31, 2009, respectively.

Assets and Liabilities Measured at Fair Value on
a Non-recurring Basis

Certain assets were measured at fair
value on a non-recurring basis and are not included in the tables above. These assets may include loans, equity method investments, premises and equipment, intangible assets and real estate investments.

The following tables present, by caption on the consolidated statements of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for 2010, 2009 and fiscal 2008.

2010.

Fair Value Measurements Using:

Carrying Value at
December 31, 2010

Quoted Prices in Active Markets for Identical Assets (Level 1)

Significant Observable Inputs (Level 2)

Significant Unobservable Inputs (Level
3)

Total Losses for 2010(1)

(dollars in millions)

Loans(2)

$
680

$
—

$
151

$
529

$
(12
)

Other investments(3)

88

—

—

88

(19
)

Goodwill(4)

—

—

—

—

(27
)

Intangible assets(5)

3

—

—

3

(174
)

Total

$
771

$
—

$
151

$
620

$
(232
)

(1)
Losses related to Loans, impairments related to Other investments and losses related to Goodwill and certain Intangibles associated with the planned disposition of
FrontPoint Partners LLC (“FrontPoint”) are included in Other revenues in the consolidated statements of income (see Notes 19 and 28 for further information on FrontPoint). Remaining losses were included in Other expenses in the consolidated statements of income.

(2)
Non-recurring change in fair value for loans held for investment was calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models. The non-recurring change in fair value for mortgage loans held for sale is based upon a valuation model incorporating market observable inputs.

(3)
Losses recorded were determined primarily using discounted cash flow models.

(4)
Loss relates to FrontPoint, determined primarily using discounted cash flow models (see Note 28 for further information on FrontPoint).

(5)
Losses primarily related to investment management contracts, including contracts associated with FrontPoint, and were determined primarily using discounted cash flow models.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the losses included in the table above, the Company incurred a loss of approximately $1.2 billion in connection with the planned disposition of Revel for 2010, which was included in discontinued operations. The loss primarily related to premises and equipment and was included in discontinued operations (see Note 1).
The fair value of Revel, net of estimated costs to sell, included in Premises, equipment and software costs was approximately $28 million at December 31, 2010 and was classified in Level 3. Fair value was determined using discounted cash flow models. See Note 28 for further information on Revel.

There were
no liabilities measured at fair value on a non-recurring basis during 2010.

2009.

Fair Value Measurements Using:

Carrying Value at
December 31, 2009

Quoted Prices in Active Markets for Identical Assets (Level 1)

Significant Observable Inputs (Level 2)

Significant Unobservable Inputs (Level
3)

Total Losses
for 2009(1)

(dollars in millions)

Loans(2)

$
739

$
—

$
—

$
739

$
(269
)

Other investments(3)

66

—

—

66

(39
)

Premises, equipment and software costs(3)

8

—

—

8

(5
)

Intangible assets(3)

3

—

—

3

(4
)

Total

$
816

$
—

$
—

$
816

$
(317
)

(1)
Losses are recorded within Other expenses in the consolidated statements of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.

(2)
Losses for loans held for investment and held for sale were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models.

(3)
Losses recorded were determined primarily using discounted cash flow models.

In addition to the impairment losses included in the table above, impairment losses of approximately $482 million (of which $45 million related to Other investments, $12 million related to Intangible assets, and $425 million related to Other assets) were included in discontinued operations primarily related to Crescent (see
Note 1). Impairment losses of approximately $24 million were also included in discontinued operations related to premises and equipment of an entity sold by the Company in 2009.

There were no liabilities measured at fair value on a non-recurring basis during 2009.

Fiscal 2008.

Fair Value Measurements Using:

Carrying Value at November 30, 2008

Quoted Prices in Active Markets for Identical Assets (Level 1)

Significant Observable Inputs (Level 2)

Significant Unobservable Inputs (Level
3)

Total Losses for Fiscal 2008(1)

(dollars in millions)

Loans(2)

$
634

$
—

$
70

$
564

$
(121
)

Other investments(3)

123

—

—

123

(62
)

Premises, equipment and software costs(4)

91

—

—

91

(15
)

Goodwill(5)

—

—

—

—

(673
)

Intangible assets(6)

198

—

—

198

(46
)

Other assets(7)

54

—

—

54

(30
)

Total

$
1,100

$
—

$
70

$
1,030

$
(947
)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
Impairment losses are recorded within Other expenses in the consolidated statements of income except for impairment losses related to Loans and Other investments, which are included in Other revenues.

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

(5)
The impairment charge relates to the fixed income business, which is a reporting unit within the Institutional Securities business segment. The fair value of the fixed income business was estimated by comparison with similar companies using their publicly traded price-to-book multiples as the basis for valuation. The impairment charge resulted from declines in the credit and mortgage markets in general, which caused significant declines in the stock market capitalization in the fourth quarter of fiscal 2008, and therefore, a decline in the fair value of the fixed income business.

(6)
Impairment losses of $21 million recorded within the Institutional Securities business segment primarily related to intellectual property rights. Impairment losses of
$25 million recorded within the Asset Management business segment primarily related to management contract intangibles.

(7)
Buildings and property were written down to their fair value resulting in an impairment charge of $30 million. Fair values were generally determined using discounted cash flow models or third-party appraisals and valuations. The fair value was determined using a discounted cash flow model. These charges related to the Asset Management business segment.

In addition to the impairment losses included in the table above, impairment losses of approximately $277 million (of which, $34 million related to Other investments, $6 million related to Intangible assets and $237 million related to Other assets) were included in discontinued operations related to Crescent (see Note 1).
Impairment losses of approximately $14 million related to a deferred commission asset in Retail Asset Management were also included in discontinued operations.

There were no liabilities measured at fair value on a non-recurring basis during fiscal 2008.

One Month Ended December 31, 2008.

There were no assets or liabilities measured at fair value on a non-recurring basis for which the Company recognized an impairment charge during the one month ended December 31, 2008.

Financial Instruments Not Measured at Fair Value.

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but nevertheless are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: Cash and due from banks, Interest bearing deposits with banks, Cash deposited with clearing organizations or segregated under federal and other regulations or requirements, Federal funds sold and Securities purchased under agreements to resell, Securities borrowed, certain Securities sold under agreements to repurchase, Securities loaned, Receivables—Customers,
Receivables—Brokers, dealers and clearing organizations, Payables—Customers, Payables—Brokers, dealers and clearing organizations, certain Commercial paper and other short-term borrowings, certain Deposits and certain Other secured financings.

The Company’s long-term borrowings are recorded
at amortized amounts unless elected under the fair value option or designated as a hedged item in a fair value hedge. For long-term borrowings not measured at fair value, the fair value of the Company’s long-term borrowings was estimated using either quoted market prices or discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing arrangements. At December 31, 2010, the carrying value of the Company’s long-term borrowings not measured at fair value was approximately $1.8 billion higher than fair value. At December 31, 2009, the carrying value of the Company’s long-term borrowings not measured at fair value was approximately $1.4 billion higher than fair value.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Securities Available for Sale.

The following table presents information about the Company’s AFS securities:

At December 31, 2010

Amortized Cost

Gross Unrealized Gains

Gross Unrealized Losses

Other-than- Temporary Impairment

Fair Value

(dollars in millions)

Debt securities available for sale:

U.S. government and agency securities

$
29,586

$
215

$
152

$
—

$
29,649

The table below presents the fair value of investments in debt securities available for sale that have been in an unrealized loss position:

Less than 12 Months

12 Months or Longer

Total

At December 31, 2010

Fair Value

Gross Unrealized Losses

Fair Value

Gross Unrealized Losses

Fair Value

Gross Unrealized Losses

(dollars in millions)

Debt securities available for sale:

U.S. government and agency securities

$
9,696

$
152

$
—

$
—

$
9,696

$
152

Gross unrealized losses are recorded in Accumulated other comprehensive income.

The Company does not intend to sell these securities or expect to be required to sell these securities prior to recovery of the amortized cost basis. In addition, the Company does not expect these securities to experience a credit loss given the explicit and implicit guarantee provided by the U.S. government. The Company believes that the debt securities with an unrealized loss in Accumulated other comprehensive income were not other-than-temporarily impaired at December 31, 2010.

The following table presents the amortized cost and fair value of debt securities available for sale by contractual maturity dates at December 31, 2010.

Amortized Cost

Fair Value

Annualized Average Yield

(dollars in millions)

U.S. government and agency securities:

Due within 1 year

$
6,913

$
6,929

0.60
%

After 1 year but through 5 years

13,700

13,862

1.40
%

After 5 years

8,973

8,858

1.64
%

Total

$
29,586

$
29,649

1.28
%

The following table presents
information pertaining to sales of equity securities available for sale during 2010 (dollars in millions):

Gross realized gains(1)(2)

$
102

Gross realized losses(2)

$
—

Proceeds of sales of equity securities available for sale(1)

$
670

(1)
Amounts relate to the Company’s sale of Invesco equity securities in the fourth quarter of 2010. See Note 1 for additional information.

(2)
Amounts are recognized in Other revenues in the consolidated statements of income.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company did not have any AFS securities at December 31, 2009.

6.    Collateralized Transactions.

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The Company’s policy is generally to take possession of Securities received as collateral, Securities purchased under agreements to resell and Securities borrowed. The Company manages credit exposure arising from reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Company, in the event of a customer default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The Company also monitors the fair value of the underlying securities as compared with the related receivable or payable, including accrued interest, and, as necessary, requests additional collateral to ensure such transactions are adequately collateralized. Where deemed appropriate, the Company’s agreements with third parties specify its rights to request additional collateral.

The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the review of margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies to reduce risk. Additionally, transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations. For these transactions, adherence to the
Company’s collateral policies significantly limits the Company’s credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and, if necessary, may sell securities that have not been paid for or purchase securities sold but not delivered from customers. At December 31, 2010 and December 31, 2009, there were approximately $18.0 billion and $12.4 billion, respectively, of customer margin loans outstanding.

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

At December 31, 2010

At December 31, 2009

(dollars in millions)

Financial instruments owned:

U.S. government and agency securities

$
11,513

$
18,376

Other sovereign government obligations

8,741

4,584

Corporate and other debt

12,333

13,111

Corporate equities

21,919

10,284

Total

$
54,506

$
46,355

The Company receives collateral in the form of
securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. The Company additionally receives securities as collateral in connection with certain securities-for-securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the consolidated statements of financial condition. At December 31, 2010 and December 31, 2009, the fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $537 billion and $429 billion, respectively, and the fair value of the portion that had been sold or repledged was $390 billion and $311 billion, respectively.

The Company is subject to concentration risk by holding large positions in certain types of securities, loans or commitments to purchase securities of a single issuer, including sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries, or issuers engaged in a particular industry. Financial instruments owned by the Company include U.S. government and agency securities and securities issued by other sovereign governments (principally the U.K., Japan, South Korea and Brazil), which, in the aggregate, represented approximately 10% of the Company’s total assets at December 31, 2010. In addition, substantially all of the collateral held by the Company for resale agreements or bonds borrowed, which together represented approximately 26% of the
Company’s total assets at December 31, 2010, consist of securities issued by the U.S. government, federal agencies or other sovereign government obligations. Positions taken and commitments made by the Company, including positions taken and underwriting and financing commitments made in connection with its private equity, principal investment and lending activities, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment grade issuers. In addition, the Company may originate or purchase certain residential and commercial mortgage loans that could contain certain terms and features that may result in additional credit risk as compared with more traditional types of mortgages. Such terms and features may include loans made to borrowers subject to payment increases or loans with high loan-to-value ratios.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2010 and December 31, 2009, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

At December
31, 2010

At December
31, 2009

(dollars in millions)

Cash deposited with clearing organizations or segregated under federal and other regulations or requirements

$
19,180

$
23,712

Securities(1)

18,935

11,296

Total

$
38,115

$
35,008

(1)
Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Federal funds sold and securities purchased under agreements to resell and Financial instruments owned in the consolidated statements of financial condition.

Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Company is deemed to be the primary beneficiary, and certain equity-linked notes and other secured borrowings. These liabilities are generally payable from the cash flows of the related assets accounted for as Financial instruments owned (see Note 7).

7.    Variable Interest Entities and Securitization Activities.

The Company is involved with various SPEs in the normal course of business.
In most cases, these entities are deemed to be VIEs.

The Company
applies accounting guidance for consolidation of VIEs to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Entities that previously met the criteria to be classified as QSPEs, that were not subject to consolidation prior to January 1, 2010, became subject to the consolidation requirements for VIEs on that date. Excluding entities subject to the Deferral (as defined in Note 2), effective January 1, 2010, the primary beneficiary of a VIE is the party that both (1) has the power to direct the activities of a
VIE that most significantly affect the VIE’s economic performance and (2) has an obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. The Company consolidates entities of which it is the primary beneficiary.

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

•

Derivatives entered into with VIEs.

•

  Structuring of credit-linked notes (“CLN”) or other asset-repackaged notes designed to meet the investment objectives of clients.

•

Other structured transactions designed to provide tax-efficient yields to the Company or its clients.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company determines whether it is the primary beneficiary of a VIE upon its initial involvement with the VIE and reassesses whether it is the primary beneficiary on an ongoing basis as long as it has any continuing involvement with the VIE. This determination is based upon an analysis of the design of the VIE, including the VIE’s structure and activities, the power to make significant economic decisions held by the Company and by other parties, and the variable interests owned by the Company and other parties.

The power to make the most important economic decisions may take a number of different forms in different types of VIEs. The Company considers servicing or collateral management decisions as representing the power to make the most important economic decisions in transactions such as securitizations or collateral debt obligations.

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

Except for consolidated VIEs included in other
structured financings in the tables below, the Company accounts for the assets held by the entities primarily in Financial instruments owned and the liabilities of the entities as Other secured financings in the consolidated statements of financial condition. The Company includes assets held by consolidated VIEs included in other structured financings in the tables below primarily in Receivables, Premises, equipment and software costs, and Other assets and the liabilities primarily as Other liabilities and accrued expenses and Payables in the consolidated statements of financial condition. Except for consolidated VIEs included in other structured financings, the assets and liabilities are measured at fair value, with changes in fair value reflected in earnings.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information at December 31, 2010 and December 31, 2009 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis. As a result of the accounting guidance adopted on January 1, 2010, the
Company consolidated a number of VIEs that had not previously been consolidated and de-consolidated a number of VIEs that previously had been consolidated at December 31, 2009.

At December 31, 2010

Mortgage
and Asset-Backed Securitizations

Collateralized Debt Obligations

Managed Real Estate Partnerships

Other Structured Financings

Other

(dollars in millions)

VIE assets

$
3,362

$
129

$
2,032

$
643

$
2,584

VIE liabilities

$
2,544

$
68

$
108

$
2,571

$
1,219

At December 31, 2009

Mortgage and Asset-Backed Securitizations

Credit and Real Estate

Commodities Financing

Other Structured Financings

(dollars in millions)

VIE assets

$
2,715

$
2,629

$
1,509

$
762

VIE liabilities

$
992

$
687

$
1,370

$
73

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s liabilities. At December 31, 2010, managed real estate partnerships reflected noncontrolling interests of $1,508 million. The Company also had additional maximum exposure to losses of approximately
$884 million and $533 million at December 31, 2010 and December 31, 2009, respectively. This additional exposure related primarily to certain derivatives (e.g., credit derivatives in which the Company has sold unfunded protection in synthetic collateralized debt obligations, typically for the most senior tranche, in which the total protection sold by the VIE exceeds the amount of collateral held) and commitments, guarantees and other forms of involvement.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about certain non-consolidated VIEs in which the Company had variable interests at December 31, 2010. Many of the VIEs included in this table met the QSPE requirements under previous accounting guidance. QSPEs were not included as non-consolidated VIEs in prior periods. The table includes all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. The non-consolidated VIEs included in the December 31, 2010 and December 31, 2009 tables are based on different criteria.

At December 31, 2010

Mortgage and Asset-Backed Securitizations

Collateralized Debt Obligations

Municipal Tender Option Bonds

Other Structured Financings

Other

(dollars in millions)

VIE assets that the Company does not consolidate (unpaid principal balance)(1)

$
172,711

$
38,332

$
7,431

$
2,037

$
11,262

Maximum exposure to loss:

Debt and equity interests(2)

$
8,129

$
1,330

$
78

$
1,062

$
2,678

Derivative and other contracts

113

942

4,709

—

2,079

Commitments, guarantees and other

—

—

—

791

446

Total maximum exposure to loss

$
8,242

$
2,272

$
4,787

$
1,853

$
5,203

Carrying value of exposure to loss—Assets:

Debt and equity interests(2)

$
8,129

$
1,330

$
78

$
779

$
2,678

Derivative and other contracts

113

753

—

—

551

Total carrying value of exposure to loss—Assets

$
8,242

$
2,083

$
78

$
779

$
3,229

Carrying value of exposure to loss—Liabilities:

Derivative and other contracts

$
15

$
123

$
—

$
—

$
23

Commitments, guarantees and other

—

—

—

44

261

Total carrying value of exposure to loss—Liabilities

$
15

$
123

$
—

$
44

$
284

(1)
Mortgage and asset-backed securitizations include VIE assets as follows: $34.9 billion of residential mortgages; $94.0 billion of commercial mortgages; $28.8 billion of
U.S. agency collateralized mortgage obligations; and $15.0 billion of other consumer or commercial loans.

(2)
Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $1.9 billion of residential mortgages; $2.1 billion of commercial mortgages;
$3.0 billion of U.S. agency collateralized mortgage obligations; and $1.1 billion of other consumer or commercial loans.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securitization transactions generally involve VIEs. The Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $5.7 billion at December 31, 2010. These securities were either retained in connection with transfers of assets by the Company or acquired in connection with secondary market-making activities. Securities issued by securitization SPEs consist of $2.1 billion of securities backed primarily by residential mortgage loans, $0.6 billion of securities backed by
U.S. agency collateralized mortgage obligations, $1.2 billion of securities backed by commercial mortgage loans, $1.1 billion of securities backed by collateralized debt obligations or collateralized loan obligations and $0.7 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. The Company’s primary risk exposure is limited to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Financial instruments owned—Corporate and other debt and are measured at fair value. The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Company’s maximum exposure to loss is equal to the fair value of the securities owned.

The following table presents information about the Company’s non-consolidated VIEs at December 31, 2009 in which the
Company had significant variable interests or served as the sponsor and had any variable interest as of that date. The non-consolidated VIEs included in the December 31, 2010 and December 31, 2009 tables are based on different criteria.

At December 31, 2009

Mortgage and Asset-Backed Securitizations

Credit and Real Estate

Municipal Tender Option Bonds

Other Structured Financings

(dollars in millions)

VIE assets that the Company does not consolidate

$
720

$
11,848

$
339

$
5,775

Maximum exposure to loss:

Debt and equity interests

$
16

$
2,330

$
40

$
861

Derivative and other contracts

1

4,949

—

—

Commitments, guarantees and other

—

200

31

623

Total maximum exposure to loss

$
17

$
7,479

$
71

$
1,484

Carrying value of exposure to loss—Assets:

Debt and equity interests

$
16

$
2,330

$
40

$
682

Derivative and other contracts

1

2,382

—

—

Total carrying value of exposure to loss—Assets

$
17

$
4,712

$
40

$
682

Carrying value of exposure to loss—Liabilities:

Derivative and other contracts

$
—

$
484

$
—

$
—

Commitments, guarantees and other

—

—

—

45

Total carrying value of exposure to loss—Liabilities

$
—

$
484

$
—

$
45

The Company’s transactions with VIEs
primarily includes securitizations, municipal tender option bond trusts, credit protection purchased through CLNs, collateralized loan and debt obligations, equity-linked notes, managed real estate partnerships and asset management investment funds.
Such activities are described below.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securitization Activities.    In a securitization transaction, the Company
transfers assets (generally commercial or residential mortgage loans or U.S. agency securities) to an SPE, sells to investors most of the beneficial interests, such as notes or certificates, issued by the SPE, and in many cases, retains other beneficial interests. In many securitization transactions involving commercial mortgage loans, the Company transfers a portion of the assets to the SPE with unrelated parties transferring the remaining assets.

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

In most of these transactions, the SPE met the criteria to be classified as a QSPE under the accounting guidance effective prior to January 1, 2010 for the transfer and servicing of financial assets. The Company did not consolidate QSPEs if they met certain criteria regarding the types of assets and derivatives they held, the activities in which they engaged and the range of discretion they may have exercised in connection with the assets they held. SPEs that formerly met the criteria to be a QSPE are now subject to the same consolidation requirements as other VIEs.

The primary risk retained by the Company in connection with these transactions generally is limited to the beneficial interests issued by the SPE that are owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These beneficial interests generally are included in
Financial instruments owned—Corporate and other debt and are measured at fair value. The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives.

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

See Note 12 for further information on derivative
instruments and hedging activities.

Municipal Tender Option
Bond Trusts.    In a municipal tender option bond transaction, the Company, on behalf of a client, transfers a municipal bond to a trust. The trust issues short-term securities that the Company, as the remarketing agent, sells to investors. The client retains a residual interest. The short-term securities are supported by a liquidity facility pursuant to which the investors may put their short-term interests. In some programs, the Company provides this liquidity facility; in most programs, a third-party provider will provide such liquidity facility. The Company may purchase short-term securities in its role either as remarketing agent or liquidity provider. The client can generally terminate the transaction at any time. The liquidity provider can generally terminate the transaction upon the occurrence of certain events. When the transaction is terminated, the municipal bond is generally sold or returned to the client. Any losses suffered by the liquidity provider upon the sale of the bond are the responsibility of the client. This obligation generally is collateralized. Liquidity facilities provided to municipal tender option bond trusts are classified as derivatives.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Protection Purchased Through CLNs.    In a CLN transaction, the
Company transfers assets (generally high quality securities or money market investments) to an SPE, enters into a derivative transaction in which the SPE writes protection on an unrelated reference asset or group of assets, through a credit default swap, a total return swap or similar instrument, and sells to investors the securities issued by the SPE. In some transactions, the Company may also enter into interest rate or currency swaps with the SPE. Upon the occurrence of a credit event related to the reference asset, the SPE will deliver collateral securities as the payment to the Company. The Company is generally exposed to price changes on the collateral securities in the event of a credit event and subsequent sale. These transactions are designed to provide investors with exposure to certain credit risk on the reference asset. In some transactions, the assets and liabilities of the SPE are recognized in the Company’s consolidated financial statements. In other transactions, the transfer of the collateral securities is accounted for as a sale of assets, and the SPE is not consolidated. The structure of the transaction determines the accounting treatment. CLNs are included in Other in the above VIE tables.

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

Other Structured Financings.    The Company primarily invests in equity interests issued by entities that develop and own low-income communities (including low-income housing projects) and entities that construct and own facilities that will generate energy from renewable resources. The equity interests entitle the Company to its share of tax credits and tax losses generated by these projects. In addition, the Company has issued guarantees to investors in certain low-income housing funds. The guarantees are designed to return an investor’s contribution to a fund and the investor’s share of tax losses and tax credits expected to be generated by the fund. The Company is also involved with entities designed to provide tax-efficient yields to the Company or its clients.

Collateralized Loan and Debt Obligations.    A
collateralized loan obligation (“CLO”) or a CDO is an SPE that purchases a pool of assets, consisting of corporate loans, corporate bonds, asset-backed securities or synthetic exposures on similar assets through derivatives, and issues multiple tranches of debt and equity securities to investors.

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

Managed Real Estate Partnerships.    The Company sponsors funds that invest in real estate assets. Certain of these funds are classified as VIEs primarily because the Company has provided financial support through lending facilities and other means. The Company also serves as the general partner for these funds and owns limited partnership interests in them. These funds are consolidated at December 31, 2010.

Asset Management Investment
Funds.    The tables above do not include certain investments made by the Company held by entities qualifying for accounting purposes as investment companies.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transfers of Assets with Continuing Involvement.

The following tables present information at December 31, 2010 regarding transactions with SPEs in which the Company, acting as principal, transferred assets with continuing involvement and received sales treatment. The transferees in most of these transactions formerly met the criteria for QSPEs.

At December 31, 2010

Residential Mortgage Loans

Commercial Mortgage Loans

U.S. Agency Collateralized Mortgage Obligations

Credit- Linked Notes and Other

(dollars in millions)

SPE assets (unpaid principal balance)(1)

$
48,947

$
85,974

$
29,748

$
11,462

Retained interests (fair value):

Investment grade

$
46

$
64

$
2,636

$
8

Non-investment grade

206

81

—

2,327

Total retained interests (fair value)

$
252

$
145

$
2,636

$
2,335

Interests purchased in the secondary market (fair value):

Investment grade

$
118

$
643

$
155

$
21

Non-investment grade

205

55

—

11

Total interests purchased in the secondary market (fair value)

$
323

$
698

$
155

$
32

Derivative assets (fair value)

$
75

$
955

$
—

$
78

Derivative liabilities (fair value)

$
29

$
80

$
—

$
314

(1)
Amounts include assets transferred by unrelated transferors.

At December 31, 2010

Level 1

Level 2

Level 3

Total

(dollars in millions)

Retained interests (fair value):

Investment grade

$
—

$
2,732

$
22

$
2,754

Non-investment grade

—

241

2,373

2,614

Total retained interests (fair value)

$
—

$
2,973

$
2,395

$
5,368

Interests purchased in the secondary market (fair value):

Investment grade

$
—

$
929

$
8

$
937

Non-investment grade

—

255

16

271

Total interests purchased in the secondary market (fair value)

$
—

$
1,184

$
24

$
1,208

Derivative assets (fair value)

$
—

$
887

$
221

$
1,108

Derivative liabilities (fair value)

$
—

$
360

$
63

$
423

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net gains at the time of securitization were not material in 2010, fiscal 2008 and in the one month ended December 31, 2008. Net gains at the time of securitization were $104 million in 2009.

During 2010, 2009 and fiscal 2008, the Company received proceeds from new securitization transactions of $25.6 billion, $8.6 billion and $7.1 billion, respectively. The Company did not receive any proceeds from new securitization transactions during the one month ended December 31, 2008. During 2010, 2009, fiscal 2008 and the one month ended December 31, 2008, the Company received proceeds from cash flows from retained interests in securitization transactions of $7.1 billion, $2.1 billion, $3.1 billion and $153 million, respectively.

The Company provides representations and warranties that certain assets transferred in securitization transactions conform to specific guidelines (see Note 13).

Failed Sales.

In order to be treated as a sale of assets for accounting purposes, a transaction must meet all of the criteria stipulated in the accounting guidance for the transfer of financial assets. If the transfer fails to meet these criteria, that transfer is treated as a failed sale. In such case, the Company continues to recognize the assets in Financial instruments owned, and the Company recognizes the associated liabilities in Other secured financings in the consolidated statements of financial condition.

The assets transferred to many unconsolidated VIEs in transactions accounted for as failed sales cannot be removed unilaterally by the Company and are not generally available to the Company. The related liabilities issued by many unconsolidated VIEs are non-recourse to the Company. In certain other failed sale transactions, the Company has the unilateral right to remove assets or provide additional recourse through derivatives such as total return swaps, guarantees or other forms of involvement.

The following tables present information about transfers of assets treated by the Company as secured financings:

At December 31, 2010

Commercial Mortgage Loans

Credit- Linked Notes

Equity- Linked Transactions

Other

(dollars in millions)

Assets

Carrying value

$
128

$
784

$
1,618

$
62

Other secured financings

Carrying value

$
124

$
781

$
1,583

$
61

At December 31, 2009

Residential Mortgage Loans

Commercial Mortgage Loans

Credit- Linked Notes

Other

(dollars in millions)

Assets

Carrying value

$
151

$
291

$
1,012

$
1,294

Other secured financings

Carrying value

$
138

$
269

$
978

$
1,294

Mortgage Servicing Activities.

Mortgage Servicing Rights.    The Company may retain servicing rights to certain mortgage loans that are sold through its securitization activities. These transactions create an asset referred to as MSRs, which totaled

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $157 million and $137 million at December 31, 2010 and December 31, 2009, respectively, and are included within Intangible assets and carried at fair value in the consolidated statements of financial condition.

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

The Company provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets and are recorded at cost. Advances at December 31, 2010 and December 31, 2009 totaled approximately $1.5 billion and $2.2 billion, respectively, net of allowance of
$10 million and $23 million at December 31, 2010 and December 31, 2009, respectively.

The following tables present information about the Company’s mortgage servicing activities for SPEs to which the Company transferred loans at December 31, 2010 and December 31, 2009:

At December 31, 2010

Residential Mortgage Unconsolidated SPEs

Residential Mortgage Consolidated SPEs

Commercial Mortgage Unconsolidated SPEs

Commercial Mortgage Consolidated SPEs

(dollars in millions)

Assets serviced (unpaid principal balance)

$
10,616

$
2,357

$
7,108

$
2,097

Amounts past due 90 days or greater (unpaid principal balance)(1)

$
3,861

$
446

$
—

$
—

Percentage of amounts past due 90 days or greater(1)

36.4
%

18.9
%

—

—

Credit losses

$
1,098

$
35

$
—

$
—

(1)
Amount includes loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

At December 31, 2009

Residential Mortgage QSPEs

Residential Mortgage Failed Sales

Commercial Mortgage QSPEs

(dollars in millions)

Assets serviced (unpaid principal balance)

$
18,902

$
1,110

$
10,901

Amounts past due 90 days or greater (unpaid principal balance)(1)

$
7,297

$
408

$
5

Percentage of amounts past due 90 days or greater(1)

38.6
%

36.8
%

—

(1)
Amount includes loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

The Company also serviced residential and
commercial mortgage loans for SPEs sponsored by unrelated parties with unpaid principal balances totaling $13 billion and $20 billion at December 31, 2010 and December 31, 2009, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Financing Receivables.

Loans held for investment.

The Company’s loans held for investment are recorded at amortized cost and classified as Loans in the consolidated statements of financial condition. A description of the Company’s loan portfolio is described below.

•

Commercial and Industrial. Commercial and industrial loans include commercial lending, corporate lending and commercial asset-backed lending products. Risk factors considered in determining the allowance for commercial and industrial loans include the borrower’s financial strength, seniority of the loan, collateral type, volatility of collateral value, debt cushion, covenants and
(for unsecured loans) counterparty type.

•

Consumer. Consumer loans include unsecured loans and non-purpose securities-based lending that allows clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying marketable securities or refinancing margin debt. The allowance methodology for unsecured loans considers the specific attributes of the loan as well as borrower’s source of repayment. The allowance methodology for non-purpose securities-based lending considers the collateral type underlying the loan (e.g., diversified securities, concentrated securities, or restricted stock).

•

Real Estate—Residential. Residential real estate loans include home equity lines of credit and non-conforming loans. The allowance methodology for nonconforming residential mortgage loans considers several factors, including but not limited to loan-to-value ratio, a FICO score, home price index, and delinquency status. The methodology for home equity loans considers credit limits and utilization rates in addition to the factors considered for nonconforming residential mortgages.

•

Real Estate—Wholesale. Wholesale real estate loans include owner-occupied loans and income-producing loans. The principal risk factor for determining the allowance for wholesale real estate loans is the underlying collateral type, which is affected by the time period to liquidate the collateral and the volatility in collateral values.

The Company’s loans held for investment at December 31, 2010 included the following (dollars in millions):

Commercial and industrial

$
4,054

Consumer loans

3,974

Residential real estate loans

1,915

Wholesale real estate loans

468

Total loans held for investment, net of allowance of $82 million

$
10,411

The above table does not include loans held for
sale of $165 million at December 31, 2010.

The
Company’s Credit Risk Management Department evaluates new obligors before credit transactions are initially approved, and at least annually thereafter for consumer and industrial loans. For corporate and commercial loans, credit evaluations typically involve the evaluation of financial statements, assessment of leverage, liquidity, capital strength, asset composition and quality, market capitalization and access to capital markets, cash flow projections and debt service requirements, and the adequacy of collateral, if applicable. The Company’s Credit Risk Management Department will also evaluate strategy, market position, industry dynamics, obligor’s management and other factors that could affect the obligor’s risk profile. For residential real estate and consumer loans, the initial credit evaluation includes, but is not limited to review of the obligor’s income, net worth, liquidity, collateral, loan-to-value ratio, and credit bureau information. Subsequent credit monitoring for residential real estate loans is performed at the portfolio level and for consumer loans collateral, values are monitored on an ongoing basis.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company utilizes the following credit quality indictors in its credit monitoring process.

•

Pass. A credit exposure rated pass has a continued expectation of timely repayment, all obligations of the borrower are current, and the obligor complies with material terms and conditions of the lending agreement.

•

Special Mention. Extensions of credit that have potential weakness that deserve management’s close attention and if left uncorrected may, at some future date, result in the deterioration of the repayment prospects for the credit. These potential weaknesses may be due to circumstances such as the borrower experiencing negative operating trends, having an ill-proportioned balance sheet, experiencing problems with management or labor relations, experiencing pending litigation, or there are concerns about the condition or control over collateral.

•

Substandard. Obligor has a well-defined weakness that jeopardizes the repayment of the debt and has a high probability of payment default with the distinct possibility that the Company will sustain some loss if noted deficiencies are not corrected. Indicators of a substandard loan include that the obligor is experiencing current or anticipated unprofitable operations, inadequate fixed charge coverage, and inadequate liquidity to support operations or meet obligations when they come due or marginal capitalization.

Consumer loans are considered substandard when they are past due 90 cumulative days from the contractual due date. Residential real estate and home equity loans are considered substandard when they are past due more than 90 days and have a loan-to-value ratio greater than 60%, except for home equity loans where the Company does not hold a senior mortgage, which are considered substandard when past due 90 days or more regardless of loan-to-value ratio.

•

Doubtful. Inherent weakness in the exposure makes the collection or repayment in full, based on existing facts, conditions and circumstances, highly improbable, but the amount of loss is uncertain. The obligor may demonstrate inadequate liquidity, sufficient capital or necessary resources to continue as a going concern or may be in default.

•

Loss. Extensions of credit classified as loss are considered uncollectible and are charged off.

At December 31, 2010, the Company collectively evaluated for impairment gross commercial and industrial loans, consumer loans, residential real estate loans and wholesale real estate loans of $3,791 million, $3,890 million, $1,915 million and $90 million, respectively. The Company individually evaluated for impairment gross commercial and industrial loans, consumer and wholesale real estate loans of $307 million, $85 million and $415 million, respectively. Commercial and industrial loans of approximately $170 million and wholesale real estate loans of approximately $108 million were impaired at December 31, 2010. Approximately 99% of the Company’s loan portfolio was current at December 31, 2010.

The Company assigned an internal grade of “doubtful” to certain commercial asset-backed and wholesale real estate loans totaling $500 million. Doubtful loans can be classified as current if the borrower is making payments in accordance with the loan agreement. The Company assigned an internal grade of
“pass” to the majority of the remaining loans.

Employee Loans.

Employee loans are granted primarily in conjunction with a program established in the Global Wealth Management Group business segment to retain and recruit certain employees. These loans are recorded in Receivables—Fees, interest and other in the consolidated statements of financial condition. These loans are full recourse, require periodic payments and have repayment terms ranging from four to 12 years. The Company

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

establishes a reserve for loan amounts it does not consider recoverable from terminated employees, which is recorded in Compensation and benefits expense. At December 31, 2010, the Company had $5,831 million of employee loans, net of an allowance of approximately $111 million.

Collateralized Transactions.

In certain instances, the Company enters into reverse repurchase agreements and securities borrowed transactions to acquire securities to cover short positions, to settle other securities obligations and to accommodate customers’ needs. The Company also engages in securities financing transactions for customers through margin lending (see Note 6).

Servicing Advances.

As part of its servicing activities, the Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed (see Note 7).

9.    Goodwill and Net Intangible Assets.

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

The Company completed its annual goodwill impairment testing as of July 1, 2010 and July 1, 2009. The Company’s testing did not indicate any goodwill impairment. Due to the volatility in the equity markets, the economic outlook and the Company’s common shares trading below book value during the quarters ended September 30, 2010 and December 31,
2010, the Company performed additional impairment testing at September 30, 2010 and December 31, 2010, which did not result in any goodwill impairment. Adverse market or economic events could result in impairment charges in future periods.

In connection with the proposed sale of a majority equity stake in FrontPoint (see Note 28), the Company recognized an impairment charge of $27 million.

Due to the financial market and economic events that occurred in the fourth quarter of fiscal 2008, the Company performed an interim impairment test for goodwill subsequent to its annual testing date of
June 1, 2008. The interim impairment test resulted in a non-cash goodwill impairment charge of approximately $673 million. The charge related to the fixed income business, which is a reporting unit within the Institutional Securities business segment. The fair value of the fixed income business was calculated by comparison with similar companies using their publicly traded price-to-book multiples as the basis for valuation. The impairment charge resulted from declines in the credit and mortgage markets in general, which caused significant declines in the stock market capitalization in the fourth quarter of fiscal 2008 and, hence, a decline in the fair value of the fixed income business.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill.

Changes in the carrying amount of the Company’s goodwill, net of accumulated impairment losses for 2010 and 2009, were as follows:

Institutional Securities(1)

Global Wealth Management Group

Asset Management

Total

(dollars in millions)

Goodwill at December 31, 2008

$
813

$
272

$
1,171

$
2,256

Foreign currency translation adjustments and other

13

—

—

13

Goodwill acquired during the year(2)

—

5,346

—

5,346

Goodwill disposed of during the year(3)

(453
)

—

—

(453
)

Goodwill at December 31, 2009(4)(5)

$
373

$
5,618

$
1,171

$
7,162

Foreign currency translation adjustments and other

10

(2
)

—

8

Goodwill disposed of during the year(6)

—

—

(404
)

(404
)

Impairment losses(7)

—

—

(27
)

(27
)

Goodwill at December 31, 2010(5)

$
383

$
5,616

$
740

$
6,739

(1)
The amount of goodwill related to MSCI was $437 million at December 31, 2008.

(2)
Global Wealth Management Group business segment activity primarily represents goodwill acquired in connection with Smith Barney and Citi Managed Futures (see Note 3).

(3)
Institutional Securities business segment activity primarily represents goodwill disposed of in connection with MSCI (see Note 25).

(4)
The Asset Management business segment amount at December 31, 2009 included approximately $404 million related to Retail Asset Management.

(5)
The amount of the Company’s goodwill before accumulated impairments of $700 million and $673 million at December 31, 2010 and December 31, 2009, respectively, was $7,439 million and $7,835 million at December 31, 2010 and December 31, 2009, respectively.

(6)
The Asset Management activity represents goodwill disposed of in connection with the sale of Retail Asset Management (see Note 1).

(7)
The Asset Management activity represents impairment losses related to FrontPoint (see Note 28 for further information on FrontPoint).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Intangible Assets.

Changes in the carrying amount of the Company’s intangible assets for 2010 and 2009 were as follows:

Institutional Securities(1)

Global Wealth Management Group

Asset Management(2)

Total

(dollars in millions)

Amortizable net intangible assets at December 31, 2008

$
333

$
—

$
389

$
722

Mortgage servicing rights (see Note 7)

184

—

—

Net intangible assets at December 31, 2008

$
517

$
—

$
389

$
906

Amortizable net intangible assets at December 31, 2008

$
333

$
—

$
389

$
722

Foreign currency translation adjustments and other

—

—

(4
)

(4
)

Amortization expense(3)

(17
)

(183
)

(45
)

(245
)

Impairment losses(4)

(4
)

—

(12
)

(16
)

Intangible assets acquired during the year(5)

2

4,475

1

4,478

Intangible assets disposed of during the year(6)

(153
)

—

(145
)

(298
)

Amortizable net intangible assets at December 31, 2009

161

4,292

184

4,637

Mortgage servicing rights (see Note 7)

135

2

—

137

Indefinite-lived intangible assets (see Note 3)

—

280

—

280

Net intangible assets at December 31, 2009

$
296

$
4,574

$
184

$
5,054

Amortizable net intangible assets at December 31, 2009

$
161

$
4,292

$
184

$
4,637

Foreign currency translation adjustments and other

6

1

—

7

Amortization expense

(23
)

(324
)

(9
)

(356
)

Impairment losses(7)

(4
)

(4
)

(166
)

(174
)

Intangible assets acquired during the year(8)

122

—

—

122

Intangible assets disposed of during the year

—

(2
)

(4
)

(6
)

Amortizable net intangible assets at December 31, 2010

262

3,963

5

4,230

Mortgage servicing rights (see Note 7)

151

6

—

157

Indefinite-lived intangible assets (see Note 3)

—

280

—

280

Net intangible assets at December 31, 2010

$
413

$
4,249

$
5

$
4,667

(1)
The amount of net intangible assets related to MSCI was $144 million at December 31, 2008.

(2)
The amount of intangible assets related to Crescent was $194 million at December 31, 2008.

(3)
Amortization expense for MSCI, Retail Asset Management and Crescent in 2009 is included in discontinued operations.

(4)
Impairment losses recorded within the Asset Management business segment related to the disposition of Crescent and are included in discontinued operations.

(5)
Global Wealth Management Group business segment activity primarily represents intangible assets acquired in connection with Smith Barney and Citi Managed Futures (see
Note 3).

(6)
Institutional Securities business segment activity primarily represents intangible assets disposed of in connection with MSCI. Asset Management business segment activity represents intangible assets disposed of in connection with Crescent (see Note 25).

(7)
The Asset Management business segment activity represents losses primarily related to investment management contracts that were determined using discounted cash flow models. Impairment losses are recorded within Other expenses and Other revenues in the consolidated statements of income (see Note 19).

(8)
The Institutional Securities business segment activity primarily represents certain reinsurance licenses and a management contract.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortizable intangible assets were as follows:

At December 31, 2010

At December 31, 2009

Gross Carrying Amount

Accumulated Amortization

Gross Carrying Amount

Accumulated Amortization

(dollars in millions)

Amortizable intangible assets:

Trademarks

$
63

$
13

$
75

$
10

Technology related

3

2

10

3

Customer relationships

4,059

415

4,061

159

Management contracts

347

75

463

38

Research

176

56

176

21

Intangible lease asset

38

16

24

4

Other

149

28

103

40

Total amortizable intangible assets

$
4,835

$
605

$
4,912

$
275

Amortization expense associated with intangible
assets is estimated to be approximately $329 million per year over the next five years.

10.    Deposits.

Deposits were as follows:

At December 31, 2010(1)

At December 31, 2009(1)

(dollars in millions)

Savings and demand deposits

$
59,856

$
57,114

Time deposits(2)

3,956

5,101

Total

$
63,812

$
62,215

(1)
Total deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) at December 31, 2010 and December 31, 2009 were $48 billion and $46 billion, respectively.

(2)
Certain time deposit accounts are carried at fair value under the fair value option (see Note 4).

The weighted average interest rates of interest bearing deposits outstanding during 2010, 2009, fiscal 2008 and the one month ended December 31, 2008 were 0.5%, 1.3%, 2.1% and 1.3%, respectively.

At December 31, 2010, interest bearing deposits maturing over the next five years were as follows (dollars in millions):

Year

2011(1)

$
61,633

2012

591

2013

1,360

2014

198

2015

—

(1)
Amount includes approximately $60 billion of savings deposits, which have no stated maturity, and approximately $2 billion of time deposits.

At December 31, 2010 and December 31, 2009, the Company had $805
million and $110 million, respectively, of time deposits in denominations of $100,000 or more.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Borrowings and Other Secured Financings.

Commercial Paper and Other Short-Term Borrowings.

The table below summarizes certain information regarding commercial paper and other short-term borrowings:

December
31, 2010

December
31, 2009

(dollars in millions)

Commercial Paper:

Balance at period-end

$
945

$
783

Average balance(1)

$
866

$
924

Weighted average interest rate on period-end balance

2.5
%

0.8
%

Other Short-Term Borrowings(2)(3):

Balance at period-end

$
2,311

$
1,595

Average balance(1)

$
2,697

$
2,453

(1)
Average balances are calculated based upon weekly balances.

(2)
These borrowings included bank loans, bank notes and structured notes with original maturities of 12 months or less.

(3)
Certain structured short-term borrowings are carried at fair value under the fair value option. See Note 4 for additional information.

Long-Term Borrowings.

Maturities and Terms.    Long-term
borrowings consisted of the following (dollars in millions):

Parent Company

Subsidiaries

At December
31, 2010(3)(4)(5)

At December
31, 2009(3)

Fixed Rate

Variable Rate(1)(2)

Fixed Rate

Variable Rate(1)(2)

Due in 2010

$
—

$
—

$
—

$
—

$
—

$
26,088

Due in 2011

14,395

10,558

161

1,797

26,911

26,810

Due in 2012

15,310

21,865

37

653

37,865

38,039

Due in 2013

6,269

18,452

63

694

25,478

25,020

Due in 2014

11,178

5,526

15

984

17,703

16,866

Due in 2015

13,087

4,110

73

3,756

21,026

13,175

Thereafter

39,371

22,847

317

939

63,474

47,376

Total

$
99,610

$
83,358

$
666

$
8,823

$
192,457

$
193,374

Weighted average coupon at period-end(6)

5.1
%

1.0
%

6.2
%

4.2
%

3.8
%

3.9
%

(1)
Floating rate borrowings bear interest based on a variety of money market indices, including LIBOR and Federal Funds rates.

(2)
Amounts include borrowings that are equity-linked, credit-linked, commodity-linked or linked to some other index.

(3)
Amounts include long-term borrowings issued under the Temporary Liquidity Guarantee Program (“TLGP”).

(4)
Amounts include an increase of approximately $3.2 billion at December 31, 2010 to the carrying amount of certain of the Company’s long-term borrowings associated with fair value hedges. The increase to the carrying value associated with fair value hedges by year due was approximately $0.1 billion due in 2011, $0.2 billion due in 2012, $0.4 billion due in 2013, $0.4 billion due in 2014, $0.6 billion due in 2015 and $1.5 billion due thereafter.

(5)
Amounts include a decrease of approximately $0.6 billion at December 31, 2010 to the carrying amounts of certain of the Company’s long-term borrowings for which the fair value option was elected (see Note 4).

(6)
Weighted average coupon was calculated utilizing U.S. and non-U.S. dollar interest rates and excludes financial instruments for which the fair value option was elected.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s long-term borrowings included the following components:

At December 31,

2010

2009

(dollars in millions)

Senior debt

$
183,514

$
178,797

Subordinated debt

4,126

3,983

Junior subordinated debentures

4,817

10,594

Total

$
192,457

$
193,374

During 2010, the Company issued notes with a
principal amount of approximately $33 billion. During 2010, approximately $34 billion of notes were repaid, which includes $5,579 million of junior subordinated debentures related to CIC that were redeemed in August 2010 (see Note 15).

During 2009, the Company issued notes with a principal amount of approximately $44 billion. These notes include the public issuance of approximately $30 billion of senior unsecured notes that were not guaranteed by the FDIC. During 2009, approximately $33 billion of notes were repaid.

Senior debt securities often are denominated in various non-U.S. dollar currencies and may be structured to provide a return that is equity-linked, credit-linked, commodity-linked or linked to some other index (e.g., the consumer price index). Senior debt also may be structured to be callable by the Company or extendible at the option of holders of the senior debt securities. Debt containing provisions that effectively allow the holders to put or extend the notes aggregated $947 million at December 31, 2010 and $928 million at December 31, 2009.
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

Subordinated
Debt and Junior Subordinated Debentures.    Included in the Company’s long-term borrowings are subordinated notes of $4,126 million having a contractual weighted average coupon of 4.79% at December 31, 2010 and
$3,983 million having a weighted average coupon of 4.78% at December 31, 2009. Junior subordinated debentures outstanding by the Company were $4,817 million at December 31, 2010 and $10,594 million at December 31, 2009 having a contractual weighted average coupon of 6.37% at December 31, 2010 and 6.17% at December 31, 2009. Maturities of the subordinated and junior subordinated notes range from 2011 to 2067. Maturities of certain junior subordinated debentures can be extended to 2052 at the Company’s option.

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

2010

2009

Fiscal 2008

One Month Ended December 31, 2008

Weighted average coupon of long-term borrowings at period-end(1)

3.6
%

3.7
%

4.9
%

4.8
%

Effective average borrowing rate for long-term borrowings after swaps at period-end(1)

2.4
%

2.3
%

4.0
%

3.8
%

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

FDIC’s Temporary Liquidity Guarantee Program.

At December 31, 2010 and December 31, 2009, the Company had long-term debt outstanding of $21.3 billion and $23.8 billion, respectively, under the TLGP. The issuance of debt under the TLPG expired on December 31, 2010, but the existing long-term debt outstanding is guaranteed until June 30, 2012. These borrowings are senior unsecured debt obligations of the Company and guaranteed by the FDIC under the TLGP. The FDIC has concluded that the guarantee is backed by the full faith and credit of the U.S. government.

Other Secured Financings.

The Company’s other secured financings consisted of the following:

At December 31, 2010

At December 31, 2009

(dollars in millions)

Secured financings with original maturities greater than one year

$
7,398

$
5,396

Secured financings with original maturities one year or less(1)

506

27

Failed sales

2,549

2,679

Total(2)

$
10,453

$
8,102

(1)
At December 31, 2010, amount included approximately $308 million of variable rate financings and approximately $198 million of fixed rate financings.

(2)
Amounts include $8,490 million at fair value at December 31, 2010 and $8,102 million at fair value at December 31, 2009.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities and Terms:    Secured financings with original maturities
greater than one year consisted of the following:

Fixed Rate

Variable Rate(1)(2)

At December 31, 2010

At December 31, 2009

(dollars in millions)

Due in 2010

$
—

$
—

$
—

$
75

Due in 2011

486

2,721

3,207

2,542

Due in 2012

38

62

100

4

Due in 2013

300

234

534

963

Due in 2014

—

14

14

53

Due in 2015

—

577

577

—

Thereafter

470

2,496

2,966

1,759

Total

$
1,294

$
6,104

$
7,398

$
5,396

Weighted average coupon rate at period-end(3)

2.2
%

1.6
%

1.7
%

0.8
%

(1)
Variable rate borrowings bear interest based on a variety of indices, including LIBOR.

(2)
Amounts include borrowings that are equity-linked, credit-linked, commodity-linked or linked to some other index.

(3)
Weighted average coupon was calculated utilizing U.S. and non-U.S. dollar interest rates and excludes secured financings that are linked to non-interest indices.

Maturities and
Terms:    Failed sales consisted of the following:

At December 31, 2010

At December 31, 2009

(dollars in millions)

Due in 2010

$
—

$
581

Due in 2011

50

500

Due in 2012

182

316

Due in 2013

1,687

488

Due in 2014

382

306

Due in 2015

23

42

Thereafter

225

446

Total

$
2,549

$
2,679

For more information on failed sales, see Note
7.

12.    Derivative Instruments and Hedging Activities.

The Company trades, makes markets and takes proprietary positions globally in listed futures, OTC swaps, forwards, options and other derivatives referencing, among other things, interest rates, currencies, investment grade and non-investment grade corporate credits, loans, bonds, U.S. and other sovereign securities, emerging market bonds and loans, credit indices, asset-backed security indices, property indices, mortgage-related and other asset-backed securities, and real estate loan products. The Company uses these instruments for trading, foreign currency exposure management and asset and liability management.

The
Company manages its trading positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging. Hedging activities consist of the purchase or sale of

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). The Company manages the market risk associated with its trading activities on a Company-wide basis, on a worldwide trading division level and on an individual product basis.

The Company’s derivative products consist of the following:

At December 31, 2010

At December 31, 2009

Assets

Liabilities

Assets

Liabilities

(dollars in millions)

Exchange traded derivative products

$
6,099

$
8,553

$
1,866

$
5,649

OTC derivative products

45,193

39,249

47,215

32,560

Total

$
51,292

$
47,802

$
49,081

$
38,209

The Company incurs credit risk as a dealer in
OTC derivatives. Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the derivative contracts reported as assets. The fair value of a derivative represents the amount at which the derivative could be exchanged in an orderly transaction between market participants and is further described in Notes 2 and 4.

In connection with its derivative activities, the Company
generally enters into master netting agreements and collateral arrangements with counterparties. These agreements provide the Company with the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default.

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at December 31, 2010 and December 31,
2009, respectively. Fair value is presented in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned at December 31, 2010(1)

Cross- Maturity and
Cash Collateral Netting(3)

Net Exposure Post-Cash
Collateral

Net Exposure Post- Collateral

Years to Maturity

Credit Rating(2)

Less than 1

1-3

3-5

Over 5

(dollars in millions)

AAA

$
802

$
2,005

$
1,242

$
8,823

$
(5,906
)

$
6,966

$
6,683

AA

6,601

6,760

5,589

17,844

(27,801
)

8,993

7,877

A

8,655

8,710

6,507

26,492

(36,397
)

13,967

12,383

BBB

2,982

4,109

2,124

7,347

(9,034
)

7,528

6,001

Non-investment grade

2,628

3,231

1,779

4,456

(4,355
)

7,739

5,348

Total

$
21,668

$
24,815

$
17,241

$
64,962

$
(83,493
)

$
45,193

$
38,292

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

Over 5

(dollars in millions)

AAA

$
852

$
2,026

$
3,876

$
9,331

$
(6,616
)

$
9,469

$
9,082

AA

6,469

7,855

6,600

15,071

(25,576
)

10,419

8,614

A

8,018

10,712

7,990

22,739

(38,971
)

10,488

9,252

BBB

3,032

4,193

2,947

7,524

(8,971
)

8,725

5,902

Non-investment grade

2,773

3,331

2,113

4,431

(4,534
)

8,114

6,525

Total

$
21,144

$
28,117

$
23,526

$
59,096

$
(84,668
)

$
47,215

$
39,375

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
2010

Liabilities at December 31,
2010

Fair Value

Notional

Fair Value

Notional

(dollars in millions)

Derivatives designated as accounting hedges:

Interest rate contracts

$
5,250

$
68,212

$
177

$
7,989

Foreign exchange contracts

64

5,119

420

14,408

Total derivatives designated as accounting hedges

5,314

73,331

597

22,397

Derivatives not designated as accounting hedges(1):

Interest rate contracts

615,717

16,305,214

595,626

16,267,730

Credit contracts

110,134

2,398,676

95,626

2,239,211

Foreign exchange contracts

61,924

1,418,488

64,268

1,431,651

Equity contracts

39,846

571,767

46,160

568,399

Commodity contracts

64,152

420,534

65,728

414,535

Other

243

6,635

1,568

16,910

Total derivatives not designated as accounting hedges

892,016

21,121,314

868,976

20,938,436

Total derivatives

$
897,330

$
21,194,645

$
869,573

$
20,960,833

Cash collateral netting

(61,856
)

—

(37,589
)

—

Counterparty netting

(784,182
)

—

(784,182
)

—

Total derivatives

$
51,292

$
21,194,645

$
47,802

$
20,960,833

(1)
Notional amounts include net notionals related to long and short futures contracts of $71 billion and $76 billion, respectively. The variation margin on these futures contracts (excluded from the table above) of $387 million and $1 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets at December 31,
2009

Liabilities at December 31,
2009

Fair Value

Notional

Fair Value

Notional

(dollars in millions)

Derivatives designated as accounting hedges:

Interest rate contracts

$
4,343

$
69,026

$
175

$
12,248

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

12,908

1,123

6,180

Total derivatives not designated as accounting hedges

927,531

20,960,657

889,929

20,550,316

Total derivatives

$
932,090

$
21,040,464

$
890,209

$
20,569,689

Cash collateral netting

(62,738
)

—

(31,729
)

—

Counterparty netting

(820,271
)

—

(820,271
)

—

Total derivatives

$
49,081

$
21,040,464

$
38,209

$
20,569,689

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

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for 2010 and 2009, respectively.

Derivatives Designated as Fair Value Hedges.

The following table presents gains (losses) reported on derivative instruments and the related hedge item as well as the hedge ineffectiveness included in Interest expense in the consolidated statements of income from interest rate contracts:

Product Type	2010	2009	One Month Ended December 31, 2008
	(dollars in millions)
Gain (loss) recognized on derivatives	$1,257	$(2,696)	$1,237
Gain (loss) recognized on borrowings	(604)	3,013	(1,231)

Total	$653	$317	$6

In addition, a gain of $17 million during fiscal 2008 was recognized in income related to hedge ineffectiveness.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives Designated as Net Investment Hedges.

Losses Recognized in OCI (effective portion)

Product Type

2010

2009

One Month Ended December 31, 2008

(dollars in millions)

Foreign exchange contracts(1)

$
(285
)

$
(278
)

$
(102
)

Debt instruments

—

(192
)

(18
)

Total

$
(285
)

$
(470
)

$
(120
)

(1)
A gain of $5 million was recognized in income related to amounts excluded from hedge effectiveness testing during 2010. A loss of $6 million and a loss of $17 million were recognized in income related to amounts excluded from hedge effectiveness testing during 2009 and the one month ended December 31, 2008, respectively. In addition, the amount excluded from the assessment of hedge effectiveness for fiscal
2008 was not material.

The table below summarizes
gains (losses) on derivative instruments not designated as accounting hedges for 2010, 2009 and the one month ended December 31, 2008, respectively:

Gains (Losses) Recognized in
Income(1)(2)

December 31,

One Month Ended December 31, 2008

Product Type

2010

2009

(dollars in millions)

Interest rate contracts

$
544

$
3,515

$
1,814

Credit contracts

(533
)

(2,579
)

(1,017
)

Foreign exchange contracts

146

469

(2,176
)

Equity contracts

(2,772
)

(9,125
)

91

Commodity contracts

597

1,748

880

Other contracts

(160
)

680

(177
)

Total derivative instruments

$
(2,178
)

$
(5,292
)

$
(585
)

(1)
Gains (losses) on derivative contracts not designated as hedges are primarily included in Principal transactions—Trading.

(2)
Gains (losses) associated with derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Principal transactions—Trading.

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $109 million and $122 million at December 31, 2010 and December 31, 2009, respectively, and a notional of $4,256 million and $5,504 million at December 31, 2010 and December 31, 2009, respectively. The Company recognized gains of
$76 million related to changes in the fair value of its bifurcated embedded derivatives for 2010. The Company recognized losses of $70 million and $97 million related to changes in the fair value of its bifurcated embedded derivatives for 2009 and the one month ended December 31, 2008, respectively.

At
December 31, 2010 and December 31, 2009, the amount of payables associated with cash collateral received that was netted against derivative assets was $61.9 billion and $62.7 billion, respectively, and the amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $37.6 billion and $31.7 billion, respectively. Cash collateral receivables and payables of $435 million and $37 million, respectively, at December 31, 2010 and $62 million and $227 million, respectively, at December 31, 2009, were not offset against certain contracts that did not meet the definition of a derivative.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit-Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit ratings downgrade. At December 31, 2010 and December 31, 2009, the aggregate fair value of derivative contracts that contain credit-risk-related contingent features that are in a net liability position totaled $32,567 million and $23,052 million, respectively, for which the Company has posted collateral of $26,904 million and $20,607 million, respectively, in the normal course of business. At December 31, 2010 and December 31, 2009, the amount of additional collateral or termination payments that could be called by counterparties under the terms of such agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was approximately $873 million and $717 million, respectively. Additional collateral or termination payments of approximately $1,537 million and $975 million could be called by counterparties in the event of a two-notch downgrade at December 31, 2010 and December 31, 2009, respectively. Of these amounts, $1,766 million and $1,203 million at December 31, 2010 and December 31, 2009, respectively, related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

Credit Derivatives and Other Credit Contracts.

The Company enters into credit derivatives, principally through credit default swaps, under which it provides counterparties protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Company’s counterparties are banks, broker-dealers, insurance and other financial institutions, and monoline insurers. The table below summarizes certain information regarding protection sold through credit default swaps and CLNs at December 31, 2010:

Protection Sold

Maximum Potential Payout/Notional

Fair
Value (Asset)/ Liability(1)(2)

Years to Maturity

Credit Ratings of the Reference Obligation

Less than 1

1-3

3-5

Over 5

Total

(dollars in millions)

Single name credit default swaps:

AAA

$
2,747

$
7,232

$
13,927

$
22,648

$
46,554

$
3,193

AA

13,364

44,700

35,030

33,538

126,632

4,260

A

47,756

131,464

79,900

50,227

309,347

(940
)

BBB

74,961

191,046

115,460

76,544

458,011

(2,816
)

Non-investment grade

70,691

173,778

84,605

59,532

388,606

6,984

Total

209,519

548,220

328,922

242,489

1,329,150

10,681

Index and basket credit default swaps:

AAA

17,437

67,165

26,172

26,966

137,740

(1,569
)

AA

974

3,012

695

18,236

22,917

305

A

447

9,432

44,104

4,902

58,885

2,291

BBB

24,311

80,314

176,252

69,218

350,095

(278
)

Non-investment grade

53,771

139,875

95,796

106,022

395,464

13,802

Total

96,940

299,798

343,019

225,344

965,101

14,551

Total credit default swaps sold

$
306,459

$
848,018

$
671,941

$
467,833

$
2,294,251

$
25,232

Other credit contracts(3)(4)

$
61

$
1,416

$
822

$
3,856

$
6,155

$
(1,198
)

Total credit derivatives and other credit contracts

$
306,520

$
849,434

$
672,763

$
471,689

$
2,300,406

$
24,034

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair
Value (Asset)/ Liability(1)(2)

Years to Maturity

Credit Ratings of the Reference Obligation

Less than 1

1-3

3-5

Over 5

Total

(dollars in millions)

Single name credit default swaps:

AAA

$
926

$
2,733

$
10,969

$
30,542

$
45,170

$
846

AA

13,355

31,475

38,360

39,424

122,614

1,355

A

35,164

101,909

100,489

50,432

287,994

(3,115
)

BBB

57,979

161,309

151,143

80,216

450,647

(6,753
)

Non-investment grade

58,408

180,311

123,972

63,871

426,562

25,870

Total

165,832

477,737

424,933

264,485

1,332,987

18,203

Index and basket credit default swaps:

AAA

41,517

59,925

51,750

53,917

207,109

(1,563
)

AA

—

1,113

4,082

17,120

22,315

1,794

A

198

3,604

25,425

5,666

34,893

(377
)

BBB

12,866

65,484

183,799

93,906

356,055

(2,101
)

Non-investment grade

40,941

160,331

160,127

132,267

493,666

27,665

Total

95,522

290,457

425,183

302,876

1,114,038

25,418

Total credit default swaps sold

$
261,354

$
768,194

$
850,116

$
567,361

$
2,447,025

$
43,621

Other credit contracts(3)(4)

$
160

$
125

$
361

$
1,757

$
2,403

$
783

Total credit derivatives and other credit contracts

$
261,514

$
768,319

$
850,477

$
569,118

$
2,449,428

$
44,404

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

Purchased Credit Protection.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $1.8 trillion and $1.9 trillion at December 31, 2010 and December 31, 2009, respectively, compared with a notional amount of approximately $2.0 trillion and $2.1 trillion, at December 31, 2010 and December 31, 2009, respectively, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations. The Company may also purchase credit protection to economically hedge loans and lending commitments. In total, not considering whether the underlying reference obligations are identical, the Company has purchased credit protection of $2.3 trillion with a positive fair value of $40 billion compared with $2.3 trillion of credit protection sold with a negative fair value of $25 billion at December 31, 2010. In total, not considering whether the underlying reference obligations are identical, the Company has purchased credit protection of $2.5 trillion with a positive fair value of $65 billion compared with $2.4 trillion of credit protection sold with a negative fair value of $44 billion at December 31, 2009.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Commitments, Guarantees and Contingencies.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at December 31, 2010 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Years to Maturity

Total at December 31, 2010

Less than 1

1-3

3-5

Over 5

(dollars in millions)

Letters of credit and other financial guarantees obtained to satisfy collateral requirements

$
1,701

$
8

$
11

$
1

$
1,721

Investment activities

1,146

587

103

78

1,914

Primary lending commitments—investment grade(1)(2)

8,104

28,291

7,885

219

44,499

Primary lending commitments—non-investment grade(1)

990

5,448

5,361

2,134

13,933

Secondary lending commitments(1)

39

116

173

39

367

Commitments for secured lending transactions

346

621

2

—

969

Forward starting reverse repurchase agreements(3)

53,037

—

—

—

53,037

Commercial and residential mortgage-related commitments

1,131

10

68

634

1,843

Underwriting commitments

128

—

—

—

128

Other commitments

198

62

3

—

263

Total

$
66,820

$
35,143

$
13,606

$
3,105

$
118,674

(1)
These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the consolidated statements of financial condition (see Note 4).

(2)
This amount includes commitments to asset-backed commercial paper conduits of $275 million at December 31, 2010, of which $138 million have maturities of less than one year and $137 million of which have maturities of one to three years.

(3)
The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date at or prior to December 31, 2010 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and at December 31, 2010,
$45.2 billion of the $53.0 billion settled within three business days.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments for Secured Lending Transactions.    Secured lending commitments
are extended by the Company to companies and are secured by real estate or other physical assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower.

Forward Starting Reverse
Repurchase Agreements.    The Company has entered into forward starting securities purchased under agreements to resell (agreements that have a trade date at or prior to December 31, 2010 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations.

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

The Company sponsors several non-consolidated investment funds for third-party investors where the Company typically acts as general partner of, and investment advisor to, these funds and typically commits to invest a minority of the capital of such funds, with subscribing third-party investors contributing the majority. The Company’s employees, including its senior officers, as well as the
Company’s directors may participate on the same terms and conditions as other investors in certain of these funds that the Company forms primarily for client investment, except that the Company may waive or lower applicable fees and charges for its employees. The Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to these investment funds.

Premises and Equipment.    The Company has
non-cancelable operating leases covering premises and equipment (excluding commodities operating leases, shown separately). At December 31, 2010, future minimum rental commitments under such leases (net of subleases, principally on office rentals) were as follows (dollars in millions):

Year Ended

Operating Premises Leases

2011

$
680

2012

671

2013

603

2014

529

2015

396

Thereafter

2,431

The total of minimum rentals to be received in the future under non-cancelable operating subleases at December 31, 2010 was $106 million.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense, net of sublease rental income, was $788 million, $707 million, $619 million and $56 million in 2010, 2009, fiscal 2008 and the one month ended December 31, 2008, respectively.

In
connection with its commodities business, the Company enters into operating leases for both crude oil and refined products storage and for vessel charters. These operating leases are integral parts of the Company’s commodities risk management business. At December 31, 2010, future minimum rental commitments under such leases were as follows (dollars in millions):

Year Ended

Operating Equipment Leases

2011

$
313

2012

188

2013

125

2014

82

2015

70

Thereafter

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at December 31, 2010:

Maximum Potential Payout/Notional

Carrying Amount (Asset)/ Liability

Collateral/ Recourse

Years to Maturity

Total

Type of Guarantee

Less than 1

1-3

3-5

Over 5

(dollars in millions)

Credit derivative contracts(1)

$
306,459

$
848,018

$
671,941

$
467,833

$
2,294,251

$
25,232

$
—

Other credit contracts

61

1,416

822

3,856

6,155

(1,198
)

—

Non-credit derivative contracts(1)(2)

681,836

461,082

205,306

258,534

1,606,758

72,001

—

Standby letters of credit and other financial guarantees issued(3)(4)

1,085

2,132

354

5,633

9,204

27

5,616

Market value guarantees

—

—

180

644

824

44

116

Liquidity facilities

4,884

338

187

71

5,480

—

6,857

Whole loan sales guarantees

—

—

—

24,777

24,777

55

—

Securitization representations and warranties

—

—

—

94,314

94,314

25

—

General partner guarantees

189

28

56

249

522

69

—

(1)
Carrying amount of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 12.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)
Amounts include a guarantee to investors in undivided participating interests in claims the Company made against a derivative counterparty that filed for bankruptcy protection. To the extent, in the future, any portion of the claims is disallowed or reduced by the bankruptcy court in excess of a certain amount, then the Company must refund a portion of the purchase price plus interest. For further information, see Note 18.

(3)
Approximately $2.2 billion of standby letters of credit are also reflected in the “Commitments” table in primary and secondary lending commitments.
Standby letters of credit are recorded at fair value within Financial instruments owned or Financial instruments sold, not yet purchased in the consolidated statements of financial condition.

(4)
Amounts include guarantees issued by consolidated real estate funds sponsored by the Company of approximately $465 million. These guarantees relate to obligations of the fund’s investee entities, including guarantees related to capital expenditures and principal and interest debt payments. Accrued losses under these guarantees of approximately $161 million are reflected as a reduction of the carrying value of the related fund investments, which are reflected in Financial instruments owned—Investments on the consolidated statement of financial condition.

The Company has obligations under certain guarantee arrangements, including contracts and indemnification agreements, that contingently require a guarantor to make payments to the guaranteed party based on changes in an underlying measure (such as an interest or foreign exchange rate, security or commodity price, an index or the occurrence or non-occurrence of a specified event) related to an asset, liability or equity security of a guaranteed party. Also included as guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement, as well as indirect guarantees of the indebtedness of others. The Company’s use of guarantees is described below by type of guarantee:

Derivative Contracts.    Certain derivative
contracts meet the accounting definition of a guarantee, including certain written options, contingent forward contracts and credit default swaps (see Note 12 regarding credit derivatives in which the Company has sold credit protection to the counterparty). Although the Company’s derivative arrangements do not specifically identify whether the derivative counterparty retains the underlying asset, liability or equity security, the Company has disclosed information regarding all derivative contracts that could meet the accounting definition of a guarantee. The maximum potential payout for certain derivative contracts, such as written interest rate caps and written foreign currency options, cannot be estimated, as increases in interest or foreign exchange rates in the future could possibly be unlimited. Therefore, in order to provide information regarding the maximum potential amount of future payments that the Company could be required to make under certain derivative contracts, the notional amount of the contracts has been disclosed. In certain situations, collateral may be held by the Company for those contracts that meet the definition of a guarantee. Generally, the Company sets collateral requirements by counterparty so that the collateral covers various transactions and products and is not allocated specifically to individual contracts. Also, the Company may recover amounts related to the underlying asset delivered to the Company under the derivative contract.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investor’s contribution to a fund and the investor’s share of tax losses and tax credits expected to be generated by a fund. From time to time, the Company may also guarantee return of principal invested, potentially including a specified rate of return, to fund investors.

Liquidity Facilities.    The Company has entered into liquidity facilities with SPEs and other counterparties, whereby the Company is required to make certain payments if losses or defaults occur. Primarily, the Company acts as liquidity provider to municipal bond securitization SPEs and for standalone municipal bonds in which the holders of beneficial interests issued by these SPEs or the holders of the individual bonds, respectively, have the right to tender their interests for purchase by the Company on specified dates at a specified price. The Company often may have recourse to the underlying assets held by the SPEs in the event payments are required under such liquidity facilities as well as make-whole or recourse provisions with the trust sponsors. Primarily all of the underlying assets in the SPEs are investment grade. Liquidity facilities provided to municipal tender option bond trusts are classified as derivatives.

Whole Loan Sale
Guarantees.    The Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain whole loan sales. Under certain circumstances, the Company may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. The Company’s maximum potential payout related to such representations and warranties is equal to the current unpaid principal balance (“UPB”) of such loans. The Company has information on the current UPB only when it services the loans. The amount included in the above table for the maximum potential payout of $24.8 billion includes the current UPB where known ($5.9 billion) and the UPB at the time of sale ($18.9 billion) when the current UPB is not known. The UPB at the time of the sale of all loans covered by these representations and warranties was approximately $43.0 billion. The related liability primarily relates to sales of loans to the federal mortgage agencies.

Securitization Representations and Warranties.    As part of the Company’s Institutional Securities business segment’s securitization and related activities, the
Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company. The extent and nature of the representations and warranties, if any, vary among different securitizations. Under certain circumstances, the Company may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of, or losses associated with, the assets subject to breaches of such representations and warranties. The amount included in the above table for the maximum potential payout includes the current UPB where known and the UPB at the time of sale when the current UPB is not known.

Between 2004 and 2010, the Company sponsored approximately $147 billion of
RMBS primarily containing U.S. residential loans. Of that amount, the Company made representations and warranties concerning approximately $46 billion of loans and agreed to be responsible for the representations and warranties made by third-party sellers, many of which are now insolvent, on approximately $21 billion of loans. At December 31, 2010, the current UPB for all the residential assets subject to such representations and warranties was approximately $26.8 billion and the cumulative losses associated with U.S. RMBS were approximately $8.8 billion. The Company did not make, or otherwise agree to be responsible for the representations and warranties made by third party sellers on approximately $81 billion of residential loans that it securitized during that time period. The Company has not sponsored any U.S. RMBS transactions since 2007.

The Company also made representations and warranties in connection with its role as an originator of certain commercial mortgage loans that it securitized in CMBS. Between 2004 and 2010, the Company originated approximately $41 billion and $29 billion of U.S. and non-U.S. commercial mortgage loans, respectively, that

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were placed into CMBS sponsored by the Company. At December 31, 2010, the Company had not accrued any amounts in the consolidated financial statements for payments owed as a result of breach of representations and warranties made in connection with these commercial mortgages. At December 31, 2010, the current UPB for all U.S. commercial mortgage loans subject to such representations and warranties is $39.3 billion. For the non-U.S.
commercial mortgage loans, the amount included in the above table for the maximum potential payout includes the current UPB when known of $14.6 billion and the UPB at the time of sale when the current UPB is not known of $4.8 billion.

General Partner Guarantees.    As a general
partner in certain private equity and real estate partnerships, the Company receives certain distributions from the partnerships related to achieving certain return hurdles according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations.

Other Guarantees and Indemnities.

In the normal course of business, the Company provides guarantees and indemnifications in a variety of commercial transactions. These provisions generally are standard contractual terms. Certain of these guarantees and indemnifications are described below.

•

Trust Preferred Securities.    The Company has established Morgan Stanley Capital Trusts for the limited purpose of issuing trust preferred securities to third parties and lending the proceeds to the Company in exchange for junior subordinated debentures. The Company has directly guaranteed the repayment of the trust preferred securities to the holders thereof to the extent that the Company has made payments to a Morgan Stanley Capital Trust on the junior subordinated debentures. In the event that the Company does not make payments to a Morgan Stanley Capital Trust, holders of such series of trust preferred securities would not be able to rely upon the guarantee for payment of those amounts. The Company has not recorded any liability in the consolidated financial statements for these guarantees and believes that the occurrence of any events
(i.e., non-performance on the part of the paying agent) that would trigger payments under these contracts is remote. See Note 15 for details on the Company’s junior subordinated debentures.

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

Contingencies.

Legal.    In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or are in financial distress. These actions have included, but are not limited to, residential mortgage and credit crisis related matters and a Foreign Corrupt Practices Act related matter in China. Recently, the level of litigation activity focused on residential mortgage and credit crisis related matters has increased materially in the financial services industry. As a result, the Company expects that it may become the subject of increased claims for damages and other relief regarding residential mortgages and related securities in the future and, while the Company has identified below any individual proceedings where the Company believes a material loss to be possible and reasonably estimable, there can be no assurance that material losses will not be incurred from claims that have not yet been notified to the Company or are not yet determined to be probable or possible and reasonably estimable losses.

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, including,

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is not always possible to reasonably estimate the size of the possible loss or range of loss.

For certain legal proceedings, the Company cannot reasonably estimate such losses, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding.

For certain other legal proceedings, the Company can
estimate possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued, but does not believe, based on current knowledge and after consultation with counsel, that such losses will have a material adverse effect on the Company’s consolidated financial statements as a whole, other than the matters referred to in the next two paragraphs.

On September 25, 2009, the Company was named as a defendant in a lawsuit styled Citibank, N.A. v. Morgan Stanley & Co. International,
PLC, which is pending in the United States District Court for the Southern District of New York (“SDNY”). The lawsuit relates to a credit default swap referencing the Capmark VI CDO (“Capmark”), which was structured by
Citibank, N.A. (“Citi N.A.”). At issue is whether, as part of the swap agreement, Citi N.A. was obligated to obtain the Company’s prior written consent before it exercised a right to liquidate Capmark upon the occurrence of certain contractually-defined credit events. Citi N.A. is seeking approximately $245 million in compensatory damages plus interest and costs. On May 13, 2010, the court granted Citi N.A.’s motion for judgment on the pleadings on its claim for breach of contract. On October 8, 2010, the court issued an order denying Citi N.A.’s motion for judgment on the pleadings as to the Company’s counterclaim for reformation and granting Citi N.A.’s motion for judgment on the pleadings as to the Company’s counterclaim for estoppel. The Company moved for summary judgment on December 17, 2010. Citi N.A. opposed the Company’s motion and cross moved for summary judgment on January 21, 2011. Based on currently available information, the Company believes it is reasonably possible it could incur a loss of approximately $245 million.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tourmaline’s funds pending the resolution of these issues and is seeking a judgment from the court resolving them. On January 11, 2011, the court conducted a bench trial, but has not yet issued its ruling. Based on currently available information, at December 31, 2010, the Company believes it is reasonably possible it could incur a loss of approximately $273 million, resulting from the write-off of receivables from
Tourmaline.

14.     Regulatory Requirements.

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

The Company calculates
its capital ratios and Risk Weighted Assets (“RWA”) in accordance with the capital adequacy standards for financial holding companies adopted by the Federal Reserve. These standards are based upon a framework described in the
“International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. In December 2007, the U.S. banking regulators published final U.S. implementing regulation incorporating the
Basel II Accord, which requires internationally active banking organizations, as well as certain of their U.S. bank subsidiaries, to implement Basel II standards over the next several years. The timeline set out in December 2007 for the implementation of Basel II in the U.S. may be impacted by the developments concerning Basel III described below. Starting July 2010, the Company has been reporting on a parallel basis under the current regulatory capital regime (Basel I), and Basel
II followed by a three-year transitional period.

In December
2009, the Basel Committee of Banking Supervision (the “Basel Committee”) released proposals on risk-based capital, leverage and liquidity standards, known as Basel III. The proposal described new standards to raise the quality of capital and strengthen counterparty credit risk capital requirements; introduced a leverage ratio as a supplemental measure to the risk-based ratio and introduced a countercyclical buffer. The Basel III proposals complement an earlier proposal for revisions to Market Risk Framework that increases capital requirements for securitizations within the trading book. The Basel Committee published final rules in December 2010, which were ratified at the G-20 Leaders Summit in November 2010. The U.S.
regulators will require implementation of Basel III subject to an extended phase-in period. The Basel Committee is also working with the Financial Stability Board to develop additional requirements for systemically important banks, which could include capital surcharges.

At December 31, 2010, the
Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 16.1% and total capital to RWAs of 16.5% (6% and 10% being well-capitalized for regulatory purposes, respectively). In addition, financial holding companies are also subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the year.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the capital measures for the Company:

December 31, 2010

December 31, 2009

Balance

Ratio

Balance

Ratio

(dollars in millions)

Tier 1 capital

$
52,880

16.1
%

$
46,670

15.3
%

Total capital

54,477

16.5
%

49,955

16.4
%

RWAs

329,560

—

305,000

—

Adjusted average assets

802,283

—

804,456

—

Tier 1 leverage

—

6.6
%

—

5.8
%

Tier 1 capital ratio increased year-over-year due to an increase of Tier 1 capital predominantly driven by earnings, partially offset by an increase of RWAs. Tier 1 leverage improved year-over-year due to increase of Tier 1 capital predominantly driven by earnings.

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

At December 31, 2010 and
December 31, 2009, the Company’s U.S. bank operating subsidiaries met all capital adequacy requirements to which they are subject and exceeded all regulatory mandated and targeted minimum regulatory capital requirements to be well-capitalized. There are no conditions or events that management believes have changed the Company’s U.S. bank operating subsidiaries’ category.

The table below sets forth the Company’s significant U.S. bank operating subsidiaries’ capital.

December 31, 2010

December 31, 2009

Amount

Ratio

Amount

Ratio

(dollars in millions)

Total capital (to RWAs):

Morgan Stanley Bank, N.A.

$
8,069

18.6
%

$
8,880

18.4
%

Morgan Stanley Private Bank, N.A.(1)

$
911

37.3
%

$
602

70.3
%

Tier I capital (to RWAs):

Morgan Stanley Bank, N.A.

$
9,572

15.7
%

$
7,360

15.3
%

Morgan Stanley Private Bank, N.A.(1)

$
911

37.3
%

$
602

70.3
%

Leverage ratio:

Morgan Stanley Bank, N.A.

$
9,572

12.1
%

$
7,360

10.7
%

Morgan Stanley Private Bank, N.A.(1)

$
911

12.4
%

$
602

8.9
%

(1)
Morgan Stanley Private Bank, National Association (formerly Morgan Stanley Trust) changed its charter to a National Association on July 1, 2010.

Under regulatory capital requirements adopted by
the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain a ratio of total capital to RWAs of 10%, a capital ratio

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Tier 1 capital to RWAs of 6%, and a ratio of Tier 1 capital to average book assets (leverage ratio) of 5%. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted to financial holding companies. At December 31,
2010 and December 31, 2009, the Company’s three U.S. depository institutions maintained capital at levels in excess of the universally mandated well-capitalized levels. These subsidiary depository institutions maintain capital at levels sufficiently in excess of the “well-capitalized” requirements to address any additional capital needs and requirements identified by the federal banking regulators.

In July 2010, Morgan Stanley Trust, a Federal Savings Bank regulated by the Office of Thrift Supervision (the “OTS”), converted to Morgan Stanley Private Bank, National Association (the “Private Bank”), a national bank regulated by the Office of the Comptroller of the Currency. Upon conversion, the Private Bank became subject to the Market Risk
Amendment to the Risk-Based Capital rules under Basel I, and the Private Bank’s trading portfolio risk-weighted assets calculation changed from the ratings-based approach to the market-risk approach. The change in the risk-weighting of the portfolio resulted in the capital ratio changes, which had no impact on the operations of the Company or the Private Bank.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority and the U.S. Commodity Futures Trading Commission. MS&Co. has
consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $7,463 million and $7,854 million at December 31, 2010 and December 31, 2009, respectively, which exceeded the amount required by $6,355 million and $6,758 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of
Appendix E of SEC Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At December 31, 2010, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

Morgan Stanley Smith Barney LLC is a
registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC, the Financial Industry Regulatory Authority, Inc. and the U.S. Commodity Futures Trading Commission.
Morgan Stanley Smith Barney LLC has operated with capital in excess of its regulatory capital requirements. Morgan Stanley Smith Barney LLC clears certain customer activity directly and introduces other business to MS&Co. and Citi. MSIP, a
London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSMS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIP and
MSMS have consistently operated in excess of their respective regulatory capital requirements.

Other Regulated Subsidiaries.    Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

Morgan Stanley Derivative Products Inc. (“MSDP”), a derivative products subsidiary rated Aa3 by Moody’s and AAA by Standard & Poor’s Ratings Services, a Division of the McGraw-Hill Companies Inc. (“S&P”), maintains certain operating restrictions that have been reviewed by
Moody’s and S&P. On December 17, 2010, MSDP was downgraded from an Aa2 rating to an Aa3 rating by Moody’s but maintained its AAA rating by S&P. While MSDP has made substantial effort to address Moody’s comments,
MSDP’s counterparty rating remains on review for possible downgrade while Moody’s continues to evaluate MSDP’s capital adequacy. The

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recent downgrade did not significantly impact the Company’s results of operations or financial condition. MSDP is operated such that creditors of the Company should not expect to have any claims on the assets of MSDP, unless and until the obligations to its own creditors are satisfied in full. Creditors of MSDP should not expect to have any claims on the assets of the Company or any of its affiliates, other than the respective assets of MSDP.

The regulatory capital requirements referred to above,
and certain covenants contained in various agreements governing indebtedness of the Company, may restrict the Company’s ability to withdraw capital from its subsidiaries. As of December 31, 2010 and December 31, 2009, approximately
$19.5 billion and $14.7 billion, respectively, of net assets of consolidated subsidiaries may be restricted as to the payment of cash dividends and advances to the parent company.

15.    Total Equity.

Morgan Stanley Shareholders’ Equity.

Common Stock.    Changes in
shares of common stock outstanding for 2010, 2009, fiscal 2008 and the one month ended December 31, 2008 were as follows (share data in millions):

2010

2009

Fiscal 2008

One
Month Ended December
31, 2008

Shares outstanding at beginning of period

1,361

1,074

1,056

1,048

Public offerings and other issuances of common stock

116

276

—

—

Net impact of stock option exercises and other share issuances

46

13

57

26

Treasury stock purchases(1)

(11
)

(2
)

(65
)

—

Shares outstanding at end of period

1,512

1,361

1,048

1,074

(1)
Treasury stock purchases include repurchases of common stock for employee tax withholding.

Treasury Shares.    In December 2006, the Company announced that its Board of
Directors had authorized the repurchase of up to $6 billion of the Company’s outstanding common stock. The share repurchase program considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. During 2010 and 2009 the Company did not purchase any of its common stock as part of its share repurchase program. At December 31, 2010, the Company had approximately $1.6 billion remaining under its current share repurchase authorization. Share repurchases by the Company are subject to regulatory approval.

CIC Investment.    In December 2007, the Company sold Equity Units that included contracts to purchase Company common stock to a wholly owned subsidiary of
CIC for approximately $5,579 million. Each Equity Unit had a stated amount of $1,000 per unit consisting of: (i) an undivided beneficial ownership interest in a trust preferred security of Morgan Stanley Capital Trust A (“Series A
Trust”), Morgan Stanley Capital Trust B (“Series B Trust”) or Morgan Stanley Capital Trust C (“Series C Trust”) (each a “Morgan Stanley Capital Trust” and, collectively, the “Trusts”) with an initial liquidation amount of $1,000; and (ii) a stock purchase contract relating to the common stock, par value of $0.01 per share, of the Company. A substantial portion of the investment proceeds from the offering of the Equity Units was treated as
Tier 1 capital for regulatory capital purposes.

In the first
quarter of fiscal 2008, the Company issued junior subordinated debt securities for a total of $5,579,173,000 in exchange for $5,579,143,000 in aggregate proceeds from the sale of the trust preferred securities by the Trusts and $30,000 in trust common securities issued equally by the Trusts. The Company elected to fair value the junior subordinated debentures pursuant to the fair value option accounting guidance.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The trust common securities, which were held by the Company, represented an interest in the Trusts and were recorded as an equity method investment in the Company’s consolidated statement of financial condition. The Trusts were VIEs in accordance with current accounting guidance, and the Company did not consolidate its interests in the Trusts as it was not the primary beneficiary of any of the Trusts.

As a result of the transaction with Mitsubishi UFJ Financial Group, Inc.
(“MUFG”) described under “Preferred Stock—Series B and Series C Preferred Stock” below, upon settlement of the Equity Units, CIC would be entitled to receive 116,062,911 shares of the Company’s common stock, subject to anti-dilution adjustments. In June 2009, to maintain its pro rata share in the Company’s share capital, CIC participated in the Company’s registered public offering of 85,890,277 shares by purchasing 45,290,576 shares of the Company’s common stock.

Redemption of CIC Equity Units and Issuance
of Common Stock.    On July 1, 2010, Moody’s announced that it was lowering the equity credit assigned to such Equity Units. The terms of the Equity Units permitted the Company to redeem the junior subordinated debentures underlying the Equity Units upon the occurrence and continuation of a Rating Agency Event. In response to this Rating Agency Event, the Company redeemed the junior subordinated debentures in August 2010, and the redemption proceeds were subsequently used by the CIC Entity to settle its obligation under the stock purchase contracts. The settlement of the stock purchase contracts and delivery of 116,062,911 shares of Company common stock to the CIC
Entity occurred in August 2010.

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

Effective October 13, 2008 (as a result of
the adjustment to the Equity Units as described above) and prior to the quarter ended June 30, 2010, the Company included the Equity Units in the diluted EPS calculation using the more dilutive of the two-class method or the treasury stock method. The Equity Units participated in substantially all of the earnings of the Company (i.e., any earnings above $0.27 per quarter) in basic EPS (assuming a full distribution of earnings of the Company), and therefore, the Equity
Units generally would not have been included as incremental shares in the diluted calculation under the treasury stock method. During 2010, 2009, fiscal 2008, and the one month ended December 31, 2008, no dividends above $0.27 per share were declared during any quarterly reporting period.

Beginning in the
quarter ended June 30, 2010, and prior to the redemption of the junior subordinated debentures underlying the Equity Units and issuance of common stock, the Company included the Equity Units in the diluted EPS calculation using the more dilutive of the two-class method or the if-converted method. See Note 2 for further discussion of the two-class method and Note 16 for the dilutive impact for 2010, 2009, fiscal 2008 and the one month ended December 31, 2008.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Equity Units did not share in any losses of the Company for purposes of calculating EPS. Therefore, if the Company incurred a loss in any reporting period, losses were not allocated to the Equity Units in the EPS calculation under the two-class method.

Common Equity Offerings.    During 2009, the Company issued common stock for approximately $6.9 billion in two registered public offerings. MUFG elected to participate in both offerings, and in one of the offerings, MUFG received $0.7 billion of common stock in exchange for 640,909 shares of the Company’s Series C Non-Cumulative Non-Voting Perpetual
Preferred Stock (“Series C Preferred Stock”).

Rabbi Trusts.    The Company has established Rabbi Trusts to provide common stock voting rights to certain employees who hold outstanding RSUs. The assets of the Rabbi Trusts are consolidated with those of the Company, and the value of the Company’s stock held in the Rabbi Trusts is classified in Morgan Stanley shareholders’ equity and generally accounted for in a manner similar to treasury stock.

Preferred Stock.

The Company’s preferred stock outstanding consisted
of the following:

Series

Dividend Rate (Annual)

Shares Outstanding at December 31, 2010

Liquidation Preference per Share

Convertible to Morgan Stanley Shares

Carrying Value

At December 31, 2010

At December 31, 2009

(dollars in millions)

A

N/A

44,000

$
25,000

—

$
1,100

$
1,100

B

10.0
%

7,839,209

1,000

310,464,033

8,089

8,089

C

10.0
%

519,882

1,000

—

408

408

Total

$
9,597

$
9,597

N/A—Not Available.

The Company’s preferred stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 14).

Series A Preferred Stock.    In July 2006, the
Company issued 44,000,000 Depositary Shares, in an aggregate of $1,100 million. Each Depositary Share represents 1/1,000th of a Share of Floating Rate Non-Cumulative Preferred Stock, Series A, $0.01 par value (“Series A
Preferred Stock”). The Series A Preferred Stock is redeemable at the Company’s option, in whole or in part, on or after July 15, 2011 at a redemption price of $25,000 per share (equivalent to $25 per Depositary Share). The Series A
Preferred Stock also has a preference over the Company’s common stock upon liquidation. Subsequent to December 31, 2010, the Company declared a quarterly dividend of $255.56 per share of Series A Preferred Stock that was paid on
January 18, 2011 to preferred shareholders of record on December 31, 2010.

Series B and Series C Preferred Stock.    On October 13, 2008, the Company issued to MUFG 7,839,209 shares of Series B Non-Cumulative Non-Voting Perpetual Convertible
Preferred Stock (“Series B Preferred Stock”) and 1,160,791 shares of Series C Preferred Stock for an aggregate purchase price of $9 billion. The Series B Preferred Stock is convertible at MUFG’s option (at a conversion price of
$25.25) into 310,464,033 shares of the Company’s common shares, subject to certain anti-dilution adjustments. Subject to any applicable New York Stock Exchange stockholder approval requirements, one-half of the Series B Preferred Stock will mandatorily convert into the Company’s common shares when, at any time on or after October 13, 2009, the market price of the Company’s common shares exceeds 150% of the then-applicable conversion price (initially $25.25) for

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20 trading days within any period of 30 consecutive trading days beginning after October 13, 2009 (subject to certain ownership limits on MUFG and its affiliates). The remainder of the
Series B Preferred Stock will mandatorily convert on the same basis on or after October 13, 2010.

The Series B Preferred Stock pays a non-cumulative dividend, as and if declared by the Board of Directors of the Company, in cash, at the rate of 10% per annum of the liquidation preference of $1,000 per share, except under certain circumstances (as set forth in the securities purchase agreement for the sale of the Series B Preferred Stock and the Series C Preferred Stock to MUFG). Subsequent to December 31, 2010, the Company declared a quarterly dividend of $25.00 per share of Series B Preferred Stock that was paid on January 18, 2011 to preferred shareholders of record on December 31, 2010.

The Series C Preferred Stock is redeemable by the Company, in whole or in part, on or after October 15, 2011 at a redemption price of $1,100 per share. Dividends on the Series C Preferred Stock are payable, on a non-cumulative basis, as and if declared by the Board of Directors of the Company, in cash, at the rate of
10% per annum of the liquidation preference of $1,000 per share. Subsequent to December 31, 2010, the Company declared a quarterly dividend of $25.00 per share of Series C Preferred Stock that was paid on January 18, 2011 to preferred shareholders of record on December 31, 2010.

The $9 billion
in proceeds was allocated to the Series B Preferred Stock and the Series C Preferred Stock based on their relative fair values at issuance (approximately $8.1 billion was allocated to the Series B Preferred Stock and approximately $0.9 billion to the Series C Preferred Stock). Upon redemption by the Company, the excess of the redemption value of $1,100 per share over the carrying value of the Series C Preferred Stock ($0.9 billion allocated at inception or approximately $784 per share) will be charged to Retained earnings (i.e., treated in a manner similar to the treatment of dividends paid). The amount charged to Retained earnings will be deducted from the numerator in calculating basic and diluted earnings per share during the related reporting period in which the Series C Preferred Stock is redeemed by the Company (see Note 16 for additional details).

During 2009, 640,909 shares of the Series C Preferred Stock were redeemed with an aggregate price equal to the aggregate price exchanged by MUFG for approximately $0.7 billion of common stock, resulting in a negative adjustment of approximately $202 million in calculating earnings per basic and diluted share.

Series D Preferred Stock and Warrant.    On
October 26, 2008 the Company entered into a Securities Purchase Agreement—Standard Terms with the U.S. Treasury pursuant to which, among other things, the Company sold to the U.S. Treasury for an aggregate purchase price of $10 billion,
10 million shares of Series D Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.01 per share, of the Company (“Series D Preferred Stock”) and a warrant to purchase 65,245,759 shares of the Company’s common stock, par value $0.01 per share (the “Warrant”), of the Company at an exercise price of $22.99 per share.

The $10 billion in proceeds was allocated to the Series D Preferred Stock and the Warrant based on their relative fair values at issuance (approximately $9 billion was allocated to the Series D Preferred
Stock and approximately $1 billion to the Warrant). The difference between the initial value allocated to the Series D Preferred Stock of approximately $9 billion and the liquidation value of $10 billion was to be charged to Retained earnings over the first five years of the contract as an adjustment to the dividend yield using the effective yield method. The amount charged to Retained earnings was deducted from the numerator in calculating basic and diluted earnings per share during the related reporting period (see Note 16).

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

In August 2009, under the terms of
the Capital Purchase Program securities purchase agreement, the Company repurchased the Warrant from the U.S. Treasury in the amount of $950 million. The repurchase of the Series D Preferred Stock, in the amount of $10.0 billion and the Warrant in the amount of $950 million, reduced the Company’s total equity by $10,950 million in 2009.

Accumulated Other Comprehensive Income (Loss).    At December 31, 2010 and December 31, 2009, the components of the Company’s Accumulated other comprehensive loss are as follows (dollars in millions):

At December
31, 2010

At December
31, 2009

Foreign currency translation adjustments, net of tax

$
40

$
(26
)

Amortization expense related to terminated cash flow hedges, net of tax

(18
)

(27
)

Pension, postretirement and other related adjustments, net of tax

(525
)

(507
)

Net unrealized gain on securities available for sale, net of tax

36

—

Accumulated other comprehensive loss, net of tax

$
(467
)

$
(560
)

Cumulative Foreign Currency Translation
Adjustments.    Cumulative foreign currency translation adjustments include gains or losses resulting from translating foreign currency financial statements from their respective functional currencies to U.S. dollars, net of hedge gains or losses and related tax effects. The Company uses foreign currency contracts and designates certain non-U.S. dollar currency debt as hedges to manage the currency exposure relating to its net monetary investments in non-U.S. dollar functional currency subsidiaries. Increases or decreases in the value of the Company’s net foreign investments generally are tax deferred for U.S. purposes, but the related hedge gains and losses are taxable currently. The Company attempts to protect its net book value from the effects of fluctuations in currency exchange rates on its net monetary investments in non-U.S. dollar subsidiaries by selling the appropriate non-U.S. dollar currency in the forward market. Under some circumstances, however, the Company may elect not to hedge its net monetary investments in certain foreign operations due to market conditions, including the availability of various currency contracts at acceptable costs. Information at
December 31, 2010 and December 31, 2009 relating to the hedging of the Company’s net monetary investments in non-U.S. dollar functional currency subsidiaries and their effects on cumulative foreign currency translation adjustments is summarized below:

At December
31, 2010

At December
31, 2009

(dollars in millions)

Net monetary investments in non-U.S. dollar functional currency subsidiaries

$
10,990

$
9,325

  Cumulative foreign currency translation adjustments resulting from net investments in subsidiaries with a non-U.S. dollar functional currency

$
544

$
254

  Cumulative foreign currency translation adjustments resulting from realized or unrealized losses on hedges, net of tax

(504
)

(280
)

Total cumulative foreign currency translation adjustments, net of tax

$
40

$
(26
)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Noncontrolling Interests.

Deconsolidation of Subsidiaries.

During 2009, the Company deconsolidated MSCI in connection with the
Company’s disposition of its remaining ownership interest in MSCI and recognized an after-tax gain of approximately $279 million. The Company did not retain any investment in MSCI upon deconsolidation. See Note 1 for further information on discontinued operations.

During fiscal 2008, the Company
deconsolidated certain subsidiaries and recognized gains of approximately $70 million, included in Other revenues in the consolidated statements of income.

Changes in the Company’s Ownership Interest in Subsidiaries.

The following table presents the effect on the Company’s
shareholders’ equity from changes in ownership of subsidiaries resulting from transactions with noncontrolling interests.

Year Ended December 31,

2010

2009

(dollars in millions)

Net income applicable to Morgan Stanley

$
4,703

$
1,346

Transfers from the noncontrolling interests:

Increase in paid-in capital in connection with MSSB

—

1,711

Increase in paid-in capital in connection with the MUFG Transaction (see Note 24)

731

—

Net transfers from noncontrolling interests

731

1,711

Change from net income applicable to Morgan Stanley and transfers from noncontrolling interests

$
5,434

$
3,057

The increase in paid-in capital in connection
with MSSB results from Citi’s equity interest in MSSB, to which the Company had contributed certain businesses associated with the Company’s Global Wealth Management Group business segment. The excess of the net fair value received by the
Company over the increase in noncontrolling interest associated with Smith Barney is reflected as an increase in paid-in capital. See Note 3 for further information regarding the MSSB transaction.

In connection with the closing of the transaction between the Company and
MUFG to form a joint venture in Japan (the “MUFG Transaction”) (see Note 24), the Company recorded an after-tax gain of $731 million from the sale of a noncontrolling interest in its Japanese institutional securities business. The gain was recorded in Paid-in capital in the Company’s consolidated statements of financial condition at December 31, 2010, and changes in total equity for the year ended December 31, 2010.

The impact on the Company’s shareholders’ equity from transactions with noncontrolling interests was not material for fiscal 2008 and the one month ended December 31, 2008.

During fiscal 2008, the Company recorded pre-tax gains of approximately $1.5 billion, in connection with sales of its shares in MSCI as part of secondary offerings. Such gains are included in discontinued
operations (see Note 25).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Earnings per Common Share.

Basic EPS is computed by dividing income available to Morgan Stanley common shareholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include common stock and vested RSUs where recipients have satisfied either the explicit vesting terms or retirement eligibility requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. The Company calculates EPS using the two-class method (see Note 2) and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

2010

2009

Fiscal 2008

One Month Ended December 31, 2008

Basic EPS:

Income (loss) from continuing operations

$
5,463

$
1,324

$
1,238

$
(1,269
)

Net gain (loss) from discontinued operations

239

82

540

(16
)

Net income (loss)

5,702

1,406

1,778

(1,285
)

Net income applicable to noncontrolling interests

999

60

71

3

Net income (loss) applicable to Morgan Stanley

4,703

1,346

1,707

(1,288
)

Less: Preferred dividends (Series A Preferred Stock)

(45
)

(45
)

(53
)

(15
)

Less: Preferred dividends (Series B Preferred Stock)

(784
)

(784
)

—

(200
)

Less: Preferred dividends (Series C Preferred Stock)

(52
)

(68
)

—

(30
)

Less: Partial redemption of Series C Preferred Stock

—

(202
)

—

—

Less: Preferred dividends (Series D Preferred Stock)

—

(212
)

(44
)

(63
)

  Less: Amortization and acceleration of issuance discount for Series
D Preferred Stock(1)

—

(932
)

(15
)

(13
)

Less: Allocation of earnings to participating RSUs(2):

From continuing operations

(108
)

(10
)

(69
)

(15
)

From discontinued operations

(7
)

—

(25
)

—

Less: Allocation of undistributed earnings to Equity Units(1):

From continuing operations

(101
)

—

(6
)

—

From discontinued operations

(12
)

—

—

—

Earnings (loss) applicable to Morgan Stanley common shareholders

$
3,594

$
(907
)

$
1,495

$
(1,624
)

Weighted average common shares outstanding

1,362

1,185

1,028

1,002

Earnings (loss) per basic common share:

Income (loss) from continuing operations

$
2.48

$
(0.82
)

$
1.00

$
(1.60
)

Net gain (loss) from discontinued operations

0.16

0.05

0.45

(0.02
)

Earnings (loss) per basic common share

$
2.64

$
(0.77
)

$
1.45

$
(1.62
)

Diluted EPS:

Earnings (loss) applicable to Morgan Stanley common shareholders

$
3,594

$
(907
)

$
1,495

$
(1,624
)

Impact on income of assumed conversions:

Assumed conversions of Equity Units(1)(3)

From continuing operations

75

—

—

—

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2010

2009

Fiscal 2008

One Month Ended December 31, 2008

From discontinued operations

41

—

—

—

Earnings (loss) applicable to common shareholders plus assumed conversions

3,710

(907
)

1,495

(1,624
)

Weighted average common shares outstanding

1,362

1,185

1,028

1,002

Effect of dilutive securities:

Stock options and RSUs(2)

5

—

3

—

Equity Units(1)(3)

44

—

—

—

Series B Preferred Stock

—

—

42

—

Weighted average common shares outstanding and common stock equivalents

1,411

1,185

1,073

1,002

Earnings (loss) per diluted common share:

Income (loss) from continuing operations

$
2.44

$
(0.82
)

$
0.95

$
(1.60
)

Net gain (loss) from discontinued operations

0.19

0.05

0.44

(0.02
)

Earnings (loss) per diluted common share

$
2.63

$
(0.77
)

$
1.39

$
(1.62
)

(1)
See Note 15 for further information on Equity Units.

(2)
RSUs that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and therefore, such RSUs are not included as incremental shares in the diluted calculation.

(3)
Prior to the quarter ended June 30, 2010, the Company included the Equity Units in the diluted EPS calculation using the more dilutive of the two-class method or the treasury stock method. The Equity Units participated in substantially all of the earnings of the Company (i.e., any earnings above $0.27 per quarter) in basic EPS (assuming a full distribution of earnings of the Company), and therefore, the Equity Units generally would not have been included as incremental shares in the diluted calculation under the treasury stock method. Beginning in the quarter ended June 30, 2010, and prior to the redemption of the junior subordinated debentures underlying the Equity Units and issuance of common stock in the third quarter of 2010, the Company included the Equity Units in the diluted EPS calculation using the more dilutive of the two-class method or the if-converted method. See Note 2 on the Company’s method for calculating EPS.

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

Number of Antidilutive Securities Outstanding at End of Period:

2010

2009

Fiscal 2008

One Month Ended December 31, 2008

(shares in millions)

RSUs and PSUs

38

62

50

72

Stock options

67

82

81

99

Equity Units(1)

—

116

116

116

Warrant issued to U.S. Treasury

—

—

65

65

Series B Preferred Stock

311

311

—

311

Total

416

571

312

663

(1)
See Note 2 and Note 15 for additional information on the Equity Units regarding the change in methodology to the if-converted method and the redemption of the junior subordinated debentures underlying the Equity Units and issuance of common stock.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

2010

2009

Fiscal 2008(1)

One Month Ended December 31, 2008

(dollars in millions)

Interest income(2):

Financial instruments owned(3)

$
3,931

$
4,931

$
9,217

$
395

Securities available for sale

215

—

—

—

Loans

315

229

784

15

Interest bearing deposits with banks

155

241

—

19

Federal funds sold and securities purchased under agreements to resell and Securities borrowed

769

859

—

380

Other

1,893

1,217

28,930

280

Total Interest income

$
7,278

$
7,477

$
38,931

$
1,089

Interest expense(2):

Commercial paper and other short-term borrowings

$
28

$
51

$
663

$
33

Deposits

310

782

740

53

Long-term debt

4,592

4,898

7,793

579

Securities sold under agreements to repurchase and Securities loaned

1,591

1,374

—

355

Other

(107
)

(400
)

27,067

120

Total Interest expense

$
6,414

$
6,705

$
36,263

$
1,140

Net interest

$
864

$
772

$
2,668

$
(51
)

(1)
The Company considers its principal trading, investment banking, commissions, and interest income, along with the associated interest expense, as one integrated activity, and therefore, prior to December 2008, was unable to further breakout Interest income and Interest expense (see Note 1).

(2)
Interest income and expense are recorded within the consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instrument’s fair value, interest is included within Principal transactions—Trading revenues or Principal transactions—Investment revenues. Otherwise, it is included within Interest income or
Interest expense.

(3)
Interest expense on Financial instruments sold, not yet purchased is reported as a reduction to Interest income.

18.    Sale of Bankruptcy Claims Related to a Derivative Counterparty.

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

As a result of the bankruptcy of the derivative counterparty, the Company, as contractually entitled, exercised remedies as the non-defaulting party and determined the value of the claims under the ISDA master agreements in a commercially reasonable manner. The Company filed its claims with the bankruptcy court. In connection

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the sale of the undivided participating interests in a portion of the claims, the Company provided certain representations and warranties related to the allowance of the amount stated in the claims submitted to the bankruptcy court. The bankruptcy court will be evaluating all of the claims filed against the derivative counterparty. To the extent, in the future, any portion of the stated claims is disallowed or reduced by the bankruptcy court in excess of a certain amount, then the Company must refund a portion of the purchase price plus interest from the date of the participation agreements to the repayment date. The maximum amount that the Company could be required to refund is the total proceeds of $429 million plus interest. The Company recorded a liability for the fair value of this possible disallowance. The fair value was determined by assessing mid-market values of the underlying transactions, where possible, prevailing bid-offer spreads around the time of the bankruptcy filing, and applying valuation adjustments related to estimating unwind costs. The investors, however, bear full price risk associated with the allowed claims as it relates to the liquidation proceeds from the bankruptcy estate. The Company also agreed to service the claims and, as such, recorded a liability for the fair value of the servicing obligation. The Company continues to measure these obligations at fair value with changes in fair value recorded in earnings. The change in fair value recorded in earnings in 2010 was immaterial. These obligations are reflected in the consolidated statement of financial condition as Financial instruments sold, not yet purchased—Derivatives and other contracts, in Note 4 as Level 3 instruments, and in Note 12 as Derivatives not designated as accounting hedges. The disallowance obligation is also reflected in Note 13 in the guarantees table.

19.    Other Revenues.

Details of Other revenues were as follows:

2010

2009

Fiscal 2008

One Month Ended December 31, 2008

(dollars in millions)

Gain on China International Capital Corporation Limited (see Note 24)

$
668

$
—

$
—

$
—

Gain on sale of Invesco shares (see Note 1)

102

—

—

—

FrontPoint impairment charges (see Note 28)

(126
)

—

—

—

Gain on repurchase of long-term debt (see Note 11)

—

491

2,252

73

Morgan Stanley Wealth Management S.V., S.A.U.(1)

—

—

743

—

Other

857

346

856

36

Total

$
1,501

$
837

$
3,851

$
109

(1)
In the second quarter of fiscal 2008, the Company sold Morgan Stanley Wealth Management S.V., S.A.U. (“MSWM S.V.”), its Spanish onshore mass affluent wealth management business. The results of MSWM S.V. are included within the Global Wealth Management Group business segment through the date of sale.

20.    Employee Stock-Based Compensation Plans.

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

2010

2009

Fiscal 2008

One
Month Ended December
31, 2008

(dollars in millions)

Deferred stock

$
1,075

$
1,120

$
1,659

$
66

Stock options

1

17

83

5

Performance-based stock units

39

—

—

—

Employee Stock Purchase Plan(1)

—

4

10

—

Total(2)

$
1,115

$
1,141

$
1,752

$
71

(1)
The Company discontinued the Employee Stock Purchase Plan effective June 1, 2009.

(2)
Amounts for 2010, 2009 and fiscal 2008 include $222 million, $198 million and $90 million, respectively, primarily related to equity awards that were granted in 2011,
2010 and December 2008, respectively, to employees who are retirement-eligible under the award terms. Amounts for the one month ended December 31, 2008 include $2 million primarily related to equity awards that were granted in 2010 to employees who are retirement-eligible under the award terms.

The table above excludes stock-based compensation expense recorded in discontinued operations, which was approximately $3 million, $11 million, $40 million and $2 million for 2010, 2009, fiscal 2008 and the one month ended December 31, 2008, respectively. See Note 1 for additional information on discontinued operations.

The tax benefit for stock-based compensation expense related to deferred stock and stock options was $382 million, $380 million, $557 million and $23 million for 2010, 2009, fiscal 2008 and the one month ended December 31, 2008, respectively. The tax benefit for stock-based compensation expense included in discontinued operations in 2010, 2009, fiscal 2008 and the one month ended December 31, 2008 was approximately $1 million, $3 million, $15 million and $1 million, respectively.

At December 31, 2010, the Company had approximately $975 million of unrecognized compensation cost related to unvested stock-based awards (excluding 2010 year-end awards granted in January 2011 to nonretirement-eligible employees, which will begin to amortize in 2011). The unrecognized compensation cost relating to unvested stock-based awards expected to vest will primarily be recognized over the next two years.

In connection
with awards under its equity-based compensation plans, the Company is authorized to issue shares of its common stock held in treasury or newly issued shares. At December 31, 2010, approximately 105 million shares were available for future grant under these plans.

The Company generally uses treasury
shares to deliver shares to employees and has an ongoing repurchase authorization that includes repurchases in connection with awards granted under its equity-based compensation plans. Share repurchases by the Company are subject to regulatory approval. See Note 15 for additional information on the Company’s share repurchase program.

Deferred Stock Awards.    The Company has made deferred stock awards pursuant to several equity-based compensation plans. The plans provide for the deferral of a portion of certain key employees’ discretionary compensation with awards made in the form of restricted common stock or in the right to receive unrestricted shares of common stock in the future. Awards under these plans are generally subject to vesting over time contingent upon continued employment and to restrictions on sale, transfer or assignment until the end of a specified period, generally two to three years from date of grant. All or a portion of an award may be canceled if employment is terminated before the end of the relevant restriction period. All or a portion of a vested award also

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may be canceled in certain limited situations, including termination for cause during the relevant restriction period. Recipients of deferred stock awards generally have voting rights and receive dividend equivalents.

The following table sets forth activity
relating to the Company’s vested and unvested RSUs (share data in millions):

2010

Number of Shares

Weighted Average Grant Date Fair
Value

RSUs at beginning of period

100

$
40.88

Granted

49

28.95

Conversions to common stock

(33
)

53.95

Canceled

(7
)

30.48

RSUs at end of period(1)

109

$
32.10

(1)
At December 31, 2010, approximately 99 million RSUs with a weighted average grant date fair value of $32.62 were vested or expected to vest.

The weighted average price for RSUs granted during
2009, fiscal 2008 and the one month ended December 31, 2008 was $26.30, $48.71 and $16.81, respectively. At December 31, 2010, the weighted average remaining term until delivery for the Company’s outstanding RSUs was approximately 1.5 years.

At December 31, 2010, the intrinsic value of
outstanding RSUs was $2,979 million.

The total fair market value
of RSUs converted to common stock during 2010, 2009, fiscal 2008 and the one month ended December 31, 2008 was $971 million, $151 million, $3,209 million and $8 million, respectively. The increased value of RSUs converting to common stock in fiscal 2008 compared with other fiscal years reflects the impact of a modification in fiscal 2008 to accelerate the conversion of certain RSUs. Additional compensation cost recognized as a result of this modification was not material.

The following table sets forth activity relating to the Company’s unvested RSUs (share data in millions):

2010

Number of Shares

Weighted Average Grant Date Fair
Value

Unvested RSUs at beginning of period

62

$
37.78

Granted

49

28.95

Vested

(28
)

43.75

Canceled

(7
)

30.34

Unvested RSUs at end of period(1)

76

$
30.29

(1)
Unvested RSUs represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligibility requirements. At December 31, 2010, approximately 66 million unvested RSUs with a weighted average grant date fair value of $30.81 were expected to vest.

Stock Option Awards.    The Company has granted stock option awards pursuant to several equity-based compensation plans.
The plans provide for the deferral of a portion of certain key employees’ discretionary

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation with awards made in the form of stock options generally having an exercise price not less than the fair value of the Company’s common stock on the date of grant. Such stock option awards generally become exercisable over a three-year period and expire 10 years from the date of grant, subject to accelerated expiration upon termination of employment. Stock option awards have vesting, restriction and cancellation provisions that are generally similar to those in deferred stock awards. No options were granted during 2010, 2009, fiscal 2008 or the one month ended December 31, 2008.

The Company’s expected option life has been determined based upon historical experience. The expected stock price volatility assumption was determined using the implied volatility of exchange-traded options in accordance with accounting guidance for share-based payments. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues.

The following table sets forth activity relating to the Company’s stock options (number of options in millions):

2010

Number of Options

Weighted Average Exercise Price

Options outstanding at beginning of period

82

$
51.29

Canceled

(15
)

$
55.52

Options outstanding at end of period(1)

67

$
50.35

Options exercisable at end of period

67

$
50.28

(1)
At December 31, 2010, 67 million awards with a weighted average exercise price of $50.32 were vested or expected to vest.

The total intrinsic value of stock options exercised during fiscal 2008 was
$211 million. There were no stock options exercised during 2010, 2009 or the one month ended December 31, 2008.

At December 31, 2010, the intrinsic value of in-the-money exercisable stock options was not material.

The following table presents information relating to the Company’s stock options outstanding at December 31, 2010 (number of options outstanding data in millions):

At December 31, 2010

Options Outstanding

Options Exercisable

Range of Exercise Prices

Number Outstanding

Weighted Average Exercise Price

Average Remaining Life (Years)

Number Exercisable

Weighted Average Exercise Price

Average Remaining Life
(Years)

$28.00 – $39.99

11

$
36.22

2.0

11

$
36.22

2.0

$40.00 – $49.99

33

47.26

2.3

33

47.26

2.3

$50.00 – $59.99

11

55.45

0.3

11

55.45

0.3

$60.00 – $76.99

12

66.72

5.9

12

66.72

5.8

Total

67

67

Performance-Based Stock Unit
Awards.    In 2010, the Company granted 2 million PSUs to senior executives. These PSUs will vest and convert to shares of common stock in 2013 only if the Company satisfies predetermined performance and market goals over the three-year performance period that began on January 1, 2010 and ends on December 31, 2012. Under the terms of the grant, the number of PSUs that will actually vest and convert to shares will be based on the extent to which the
Company achieves the specified performance goals during the performance period. Performance-based stock unit awards have vesting, restriction and cancellation provisions that are generally similar to those in deferred stock awards.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

One-half of the award will be earned based on the Company’s return on average common shareholders’ equity, excluding the impact of revenues related to the Company’s debt-related credit spreads (“Average ROE”). A multiplier of zero will be applied in the event of a three-year Average ROE of less than 7.5% and a maximum multiplier of 2 will be applied in the event of a three-year Average ROE of 18% or greater. The fair value per share of this portion of the award was $29.32.

One-half of the award will be earned based on the Company’s total shareholder return, relative to the members of a comparison peer group. A maximum multiplier of 2 can be applied for achieving the highest ranking within the comparison group, with multipliers diminishing for lower rankings. The fair value per share of this portion of the award was $41.52, estimated on the date of grant using a Monte Carlo simulation and the following assumptions.

Grant Year

Risk-Free Interest Rate

Expected Stock Price Volatility

Expected Dividend Yield

2010

1.5
%

89.9
%

0.7
%

Because the payout depends on the Company’s total shareholder return relative to a comparison group, the valuation also depended on the performance of the stocks in the comparison group as well as estimates of the correlations among their performance. The expected stock price volatility assumption was determined using historical volatility because correlation coefficients can be developed only through historical volatility. The expected dividend yield was based on historical dividend payments. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues.

At December 31, 2010, two million PSUs were outstanding.

21.    Employee Benefit Plans.

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

Pension and Other Postretirement Plans.    Substantially all of the U.S. employees of the Company and its U.S. affiliates who were hired before July 1, 2007 are covered by the U.S. Qualified Plan, a non-contributory, defined benefit pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “U.S. Qualified Plan”). Unfunded supplementary plans (the “Supplemental
Plans”) cover certain executives. In addition, certain of the Company’s non-U.S. subsidiaries also have defined benefit pension plans covering substantially all of their employees. These pension plans generally provide pension benefits that are based on each employee’s years of credited service and on compensation levels specified in the plans. The Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax laws. Liabilities for benefits payable under the Supplemental Plans are accrued by the Company and are funded when paid to the beneficiaries. The Company’s U.S. Qualified Plan was closed to new hires effective July 1, 2007.
In lieu of a defined benefit pension plan, eligible employees (excluding legacy Smith Barney employees) who were first hired, rehired or transferred to a U.S. benefits eligible position on or after July 1, 2007 receive a

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

retirement contribution under the 401(k) plan. The amount of the retirement contribution is included in the Company’s 401(k) cost and is equal to between 2% and 5% of eligible pay up to the annual Internal Revenue Code Section 401(a)(17) limit based on years of service as of December 31.

On June 1, 2010, the U.S. Qualified Plan was amended to cease future benefit accruals after December 31, 2010. Any benefits earned by participants under the U.S. Qualified Plan at
December 31, 2010 will be preserved and will be payable based on the U.S. Qualified Plan’s provisions. As a result, the Company recorded a curtailment gain that reduced Compensation and benefits expense by approximately $51 million in the consolidated statements of income for 2010. Additionally, the Company remeasured the obligation and assets of the U.S. Qualified Plan at May 31, 2010 due to such cessation of accruals for benefits.

The Company also has an unfunded postretirement benefit plan that provides medical and life insurance for eligible U.S. retirees and medical insurance for their dependents.

On October 29, 2010, the Morgan Stanley Medical Plan was amended to change eligibility requirements for a Company-provided subsidy toward the cost of retiree medical coverage after December 31,
2010. As a result, the Company recorded a curtailment gain that reduced Compensation and benefits expense by approximately $4 million in the consolidated statements of income for 2010. Additionally, the Company remeasured the obligation and assets of the postretirement plan at October 31, 2010 for this amendment.

Net Periodic Benefit Expense.

The following table presents the components of the net periodic benefit expense for 2010, 2009, fiscal 2008 and the one month ended December 31, 2008:

Pensions

Postretirement

2010

2009

Fiscal 2008

One
Month Ended December
31, 2008

2010

2009

Fiscal 2008

One
Month Ended December
31, 2008

(dollars in millions)

Service cost, benefits earned during the period

$
99

$
116

$
102

$
8

$
7

$
12

$
8

$
1

Interest cost on projected benefit obligation

152

152

135

12

11

12

10

1

Expected return on plan assets

(128
)

(125
)

(128
)

(10
)

—

—

—

—

Net amortization of prior service credits

(4
)

(9
)

(8
)

(1
)

(3
)

(1
)

(2
)

—

Net amortization of actuarial loss

24

41

31

—

1

3

1

—

Curtailment gain

(50
)

—

—

—

(4
)

—

—

—

Settlement loss

3

—

—

—

—

—

—

—

Net periodic benefit expense

$
96

$
175

$
132

$
9

$
12

$
26

$
17

$
2

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) on a pre-tax basis in 2010, 2009, fiscal 2008 and the one month ended December 31, 2008 are as follows:

Pension

Postretirement

2010

2009

Fiscal 2008

One Month Ended December 31, 2008

2010

2009

Fiscal 2008

One Month Ended December 31, 2008

(dollars in millions)

Net loss (gain)

$
34

$
509

$
(330
)

$
282

$
2

$
(25
)

$
(11
)

$
50

Prior service credit

—

(16
)

—

—

(54
)

—

—

—

Amortization of prior service credit

54

9

8

1

7

1

2

—

Amortization of net loss

(27
)

(41
)

(31
)

—

(1
)

(3
)

(1
)

—

Total recognized in other comprehensive loss (income)

$
61

$
461

$
(353
)

$
283

$
(46
)

$
(27
)

$
(10
)

$
50

The Company, for most plans, amortizes (as a
component of pension and postretirement expense) unrecognized net gains and losses over the average future service of active participants to the extent that the gain (loss) exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Effective January 1, 2011, the U.S. Qualified Plan will amortize the unrecognized net gains and losses using the average life expectancy of participants.

The following table presents the weighted average assumptions used to determine net periodic benefit costs for 2010, 2009, fiscal 2008 and the one month ended December 31, 2008:

Pensions

Postretirement

2010

2009

Fiscal 2008

One
Month Ended December
31, 2008

2010

2009

Fiscal 2008

One
Month Ended December
31, 2008

Discount rate

5.91
%

5.75
%

6.17
%

7.23
%

6.00%/5.35%

5.78
%

6.34
%

7.47
%

Expected long-term rate of return on plan assets

4.78

5.21

6.46

5.17

N/A

N/A

N/A

N/A

Rate of future compensation increases

5.13

5.12

5.08

5.09

N/A

N/A

N/A

N/A

N/A—Not Available.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations and Funded Status.

The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets for 2010 and 2009:

Pension

Postretirement

(dollars in millions)

Reconciliation of benefit obligation:

Benefit obligation at December 31, 2008

$
2,658

$
215

Service cost(1)

117

12

Interest cost

152

12

Actuarial gain

(154
)

(25
)

Plan amendments

(16
)

—

Plan settlements

(2
)

—

Benefits paid

(172
)

(11
)

Transfers/divestitures(2)

25

—

Other, including foreign currency exchange rate changes

22

—

Benefit obligation at December 31, 2009

$
2,630

$
203

Service cost

99

7

Interest cost

152

11

Actuarial loss(3)

264

2

Plan amendments

(1
)

(54
)

Plan curtailments

(82
)

—

Plan settlements

(11
)

—

Benefits paid

(100
)

(14
)

Other, including foreign currency exchange rate changes

2

—

Benefit obligation at December 31, 2010

$
2,953

$
155

Reconciliation of fair value of plan assets:

Fair value of plan assets at December 31, 2008

$
2,739

$
—

Actual return on plan assets

(538
)

—

Employer contributions

321

11

Benefits paid

(172
)

(11
)

Plan settlements

(2
)

—

Transfers/divestitures(3)

35

—

Other, including foreign currency exchange rate changes

23

—

Fair value of plan assets at December 31, 2009

$
2,406

$
—

Actual return on plan assets

276

—

Employer contributions

72

14

Benefits paid

(100
)

(14
)

Plan settlements

(11
)

—

Other, including foreign currency exchange rate changes

(1
)

—

Fair value of plan assets at December 31, 2010

$
2,642

$
—

(1)
Pension amounts included in discontinued operations were $1 million.

(2)
Transfers and divestitures primarily related to the impact of MSCI and the formation of MSSB.

(3)
Change in actuarial loss under benefit obligation is primarily attributed to a decrease in the discount rates at December 31, 2010.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the funded status at December 31, 2010 and
December 31, 2009:

Pension

Postretirement

December 31, 2010

December 31, 2009

December 31, 2010

December 31, 2009

(dollars in millions)

Funded status:

Unfunded status

$
(311
)

$
(224
)

$
(155
)

$
(203
)

Amounts recognized in the consolidated statements of financial condition consist of:

Assets

$
54

$
107

$
—

$
—

Liabilities

(365
)

(331
)

(155
)

(203
)

Net amount recognized

$
(311
)

$
(224
)

$
(155
)

$
(203
)

Amounts recognized in accumulated other comprehensive loss consist of:

Prior service credit

$
(7
)

$
(61
)

$
(52
)

$
(5
)

Net loss

851

844

34

33

Net loss (gain) recognized

$
844

$
783

$
(18
)

$
28

The estimated prior-service credit that will be
amortized from Accumulated other comprehensive loss into net periodic benefit cost over 2011 is $14 million for postretirement plans. The estimated net loss that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over 2011 is approximately $17 million for defined benefit pension plans and $2 million for postretirement plans.

The accumulated benefit obligation for all defined benefit pension plans was $2,899 million and $2,507 million at December 31, 2010 and
December 31, 2009, respectively.

The following table
contains information for pension plans with projected benefit obligations in excess of the fair value of plan assets at period-end:

December 31, 2010

December 31, 2009

(dollars in millions)

Projected benefit obligation

$
498

$
385

Fair value of plan assets

133

54

The following table contains information for pension plans with accumulated benefit obligations in excess of the fair value of plan assets at period-end:

December 31, 2010

December 31, 2009

(dollars in millions)

Accumulated benefit obligation

$
400

$
346

Fair value of plan assets

72

45

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the weighted average assumptions used to determine benefit obligations at period-end:

Pension

Postretirement

December 31, 2010

December 31, 2009

December 31, 2010

December 31, 2009

Discount rate

5.44
%

5.91
%

5.41
%

6.00
%

Rate of future compensation increase

2.43

5.13

N/A

N/A

N/A—Not Available.

The discount rates used to determine the benefit obligations for the U.S. pension plans, postretirement plan and the U.K. pension plan’s liabilities were selected by the Company, in consultation with its independent actuaries, using a pension discount yield curve based on the characteristics of the plans, each determined independently. The pension discount yield curve represents spot discount yields based on duration implicit in a representative broad based Aa corporate bond universe of high-quality fixed income investments. For all other non-U.S. pension plans, the Company set the assumed discount rates based on the nature of liabilities, local economic environments and available bond indices.

The following table presents assumed health care cost trend rates used to determine the postretirement benefit obligations at period-end:

December 31, 2010

December 31, 2009

Health care cost trend rate assumed for next year:

Medical

6.98%-7.84%

7.00%-8.00%

Prescription

9.53%

10.00%

Rate to which the cost trend rate is assumed to decline (ultimate trend rate)

4.50%

4.50%

Year that the rate reaches the ultimate trend rate

2029

2029

Assumed health care cost trend rates can have a significant effect on the amounts reported for the Company’s postretirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

One-Percentage Point Increase

One-Percentage Point
(Decrease)

(dollars in millions)

Effect on total postretirement service and interest cost

$
2

$
(1
)

Effect on postretirement benefit obligation

19

(16
)

No impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 has been reflected in the Company’s consolidated statements of income as medicare prescription drug coverage was deemed to have no material effect on the Company’s retiree medical program.

Plan Assets.    The U.S. Qualified Plan assets represent 88% of the Company’s total pension plan assets. The U.S. Qualified Plan uses a combination of active and risk-controlled fixed income investment strategies. The fixed income asset allocation consists primarily of fixed income securities designed to approximate the expected cash flows of the plan’s liabilities in order to help reduce plan exposure to interest rate variation and to better align assets with obligations. The longer duration fixed income allocation is expected to help protect the plan’s funded status and maintain the stability of plan contributions over the long run.

The allocation by investment manager of the Company’s U.S.
Qualified Plan is reviewed by the Morgan Stanley Retirement Plan Investment Committee on a regular basis. When the exposure to a given investment manager

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Commingled trust funds are privately offered funds available to institutional clients that are regulated, supervised and subject to periodic examination by a federal or state agency. The trust must be maintained for the collective investment or reinvestment of assets contributed to it from employee benefit plans maintained by more than one employer or a controlled group of corporations. The sponsor of the commingled trust funds values the funds’ NAV based on the fair value of the underlying securities. The underlying securities of the commingled trust funds consist of mainly long-duration fixed income instruments. Commingled trust funds are categorized in Level 2 of the fair value hierarchy to the extent that they are readily redeemable at their NAV or else they are categorized in Level 3 of the fair value hierarchy.

Foreign funds consist of investment in foreign corporate equity funds, foreign corporate bond funds and foreign target cash flow funds. Foreign corporate equity funds and foreign corporate bond funds invest in individual securities quoted on a recognized stock exchange or traded in a regulated market and certain bond funds that aim

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to produce returns as close as possible to certain Financial Times Stock Exchange indexes. Foreign target cash flow funds are designed to provide a series of fixed annual cash flows over five or
10 years achieved by investing in government bonds and derivatives. Foreign funds are categorized in Level 2 of the fair value hierarchy as they are readily redeemable at their NAV.

Other investments consist of investment in emerging market, real estate, hedge funds and insurance annuity contracts. These emerging market, real estate and hedge funds are categorized in Level 2 of the fair value hierarchy to the extent that they are readily redeemable at their NAV or else they are categorized in Level 3 of the fair value hierarchy. The insurance annuity contracts are valued based on the premium reserve of the insurer for a guarantee that the insurer has given to the employee benefit fund that approximates fair value. The insurance annuity contracts are categorized in Level 3 of the fair value hierarchy.

The following table presents the fair value of
the net pension plan assets at December 31, 2010. There were no transfers between Level 1 and Level 2 during 2010.

Quoted Prices in Active Markets for Identical Assets (Level 1)

Significant Observable Inputs (Level 2)

Significant Unobservable Inputs (Level 3)

Total

(dollars in millions)

Assets:

Investments:

Cash and cash equivalents(1)

$
10

$
—

$
—

$
10

U.S. government and agency securities:

U.S. Treasury securities

822

—

—

822

U.S. agency securities

367

28

—

395

Total U.S. government and agency securities

1,189

28

—

1,217

Other sovereign government obligations

27

7

—

34

Corporate and other debt:

State and municipal securities

—

12

—

12

Asset-backed securities

—

4

—

4

Corporate bonds

—

392

—

392

Collateralized debt obligations

—

13

—

13

Total corporate and other debt

—

421

—

421

Corporate equities

6

—

—

6

Derivative and other contracts(2)

—

71

—

71

Derivative-related cash collateral

—

98

—

98

Commingled trust funds(3)

—

677

—

677

Foreign funds(4)

—

206

—

206

Other investments

—

25

23

48

Total investments

1,232

1,533

23

2,788

Receivables:

Securities purchased under agreements to resell(1)

—

68

—

68

Other receivables(1)

—

12

—

12

Total receivables

—

80

—

80

Total assets

$
1,232

$
1,613

$
23

$
2,868

Liabilities:

Derivative and other contracts(5)

$
1

$
156

$
—

$
157

Other liabilities(1)

—

69

—

69

Total liabilities

1

225

—

226

Net pension assets

$
1,231

$
1,388

$
23

$
2,642

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
Cash and cash equivalents, securities purchased under agreements to resell, other receivables and other liabilities are valued at cost, which approximates fair value.

(2)
Derivative and other contracts in an asset position include investments in interest rate swaps of $71 million.

(3)
Commingled trust funds include investments in cash funds and fixed income funds of $58 million and $619 million, respectively.

(4)
Foreign funds include investments in equity funds, bond funds and targeted cash flow funds of $19 million, $92 million and $95 million, respectively.

(5)
Derivative and other contracts in a liability position include investments in listed derivatives and interest rate swaps of $1 million and $156 million, respectively.

The following table presents the fair value of the
net pension plan assets at December 31, 2009:

Quoted Prices in Active Markets for Identical Assets (Level 1)

Significant Observable Inputs (Level 2)

Significant Unobservable Inputs (Level 3)

Total

(dollars in millions)

Assets:

Investments:

Cash and cash equivalents(1)

$
9

$
—

$
—

$
9

U.S. government and agency securities:

U.S. Treasury securities

720

—

—

720

U.S. agency securities

12

318

—

330

Total U.S. government and agency securities

732

318

—

1,050

Other sovereign government obligations

10

7

—

17

Corporate and other debt:

State and municipal securities

—

5

—

5

Asset-backed securities

—

6

—

6

Corporate bonds

—

419

—

419

Collateralized debt obligations

—

12

—

12

Total corporate and other debt

—

442

—

442

Corporate equities

44

—

—

44

Derivative and other contracts(2)

2

32

—

34

Derivative-related cash collateral

—

103

—

103

Commingled trust funds(3)

—

647

12

659

Foreign funds(4)

—

184

—

184

Other investments

—

10

2

12

Total investments

797

1,743

14

2,554

Receivables:

Securities purchased under agreements to resell(1)

—

29

—

29

Other receivables(1)

—

43

—

43

Total receivables

—

72

—

72

Total assets

$
797

$
1,815

$
14

$
2,626

Liabilities:

Derivative and other contracts(5)

$
15

$
160

$
—

$
175

Other liabilities(1)

—

45

—

45

Total liabilities

15

205

—

220

Net pension assets

$
782

$
1,610

$
14

$
2,406

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
Cash and cash equivalents, securities purchased under agreements to resell, other receivables and other liabilities are valued at cost, which approximates fair value.

(2)
Derivative and other contracts in an asset position include investments in futures contracts and interest rate swaps of $2 million and $32 million, respectively.

(3)
Commingled trust funds include investments in cash funds, fixed income funds and equity funds of $74 million, $573 million and $12 million, respectively.

(4)
Foreign funds include investments in equity funds, bond funds and targeted cash flow funds of $15 million, $81 million and $88 million, respectively.

(5)
Derivative and other contracts in a liability position include investments in listed derivatives and interest rate swaps of $15 million and $160 million, respectively.

The following table presents changes in Level 3
pension assets and liabilities measured at fair value for 2010:

Beginning Balance
at January 1, 2010

Actual Return
on Plan Assets Related to Assets Still Held at December 31, 2010

Actual Return on
Plan Assets Related to Assets Sold during 2010

Purchases, Sales, Other Settlements
and Issuance, net

Net Transfers In and/or
(Out) of Level 3

Ending Balance at December
31, 2010

(dollars in millions)

Investments

Commingled trust funds

$
12

$
—

$
—

$
(12
)

$
—

$
—

Other investments

2

—

—

21

—

23

Total investments

$
14

$
—

$
—

$
9

$
—

$
23

The following table presents changes in Level 3
pension assets and liabilities measured at fair value for 2009:

Beginning Balance
at January 1, 2009

Actual Return on Plan
Assets Related to Assets Still Held at December 31, 2009

Actual Return on Plan
Assets Related to Assets Sold during 2009

Purchases, Sales, Other Settlements and
Issuance, net

Net Transfers In and/or (Out) of Level 3

Ending Balance at December
31, 2009

(dollars in millions)

Investments

Commingled trust funds(1)

$
792

$
(195
)

$
19

$
43

$
(647
)

$
12

Other investments

2

—

—

—

—

2

Total investments

$
794

$
(195
)

$
19

$
43

$
(647
)

$
14

(1)	Net transfers out represents reclassification of commingled trust funds from Level 3 to Level 2 based on current accounting guidance for investments that are readily redeemable at their NAV.

Cash Flows.

At December 31, 2010, the Company expects to contribute approximately $50 million to its pension and postretirement benefit plans in 2011 based upon the plans’ current funded status and expected asset return assumptions for 2011, as applicable.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected benefit payments associated with the Company’s pension and postretirement benefit plans for the next five years and in aggregate for the five years thereafter as of December 31, 2010 are as follows:

Pension

Postretirement

(dollars in millions)

2011

$
114

$
9

2012

116

9

2013

118

9

2014

122

9

2015

123

9

2016—2020

672

49

Morgan Stanley 401(k) Plan, Morgan Stanley 401(k) Savings Plan and Profit Sharing Awards.    Eligible U.S. employees receive 401(k) matching contributions that are invested in the Company’s common stock. Effective July 1, 2009, the Company introduced the Morgan Stanley 401(k) Savings Plan for legacy Smith Barney U.S. employees who were contributed to MSSB. Legacy Smith Barney U.S. employees with eligible pay less than or equal to $100,000 will receive a fixed contribution under the 401(k) Savings Plan. The amount of fixed contribution is included in the Company’s 401(k) expense and equals between 1% and 2% of eligible pay based on years of service as of December 31. Additionally, certain eligible Smith Barney employees were granted a transition contribution and, for 2009, a one-time make-up Company match based on certain transition percentages of eligible pay and a comparison of the Company match under the Citi 401(k) Plan and Morgan Stanley 401(k) Savings Plan. The retirement contribution granted in lieu of a defined benefit pension plan and the fixed contribution, transition contribution and make-up Company match granted to legacy Smith Barney employees are included in the Company’s 401(k) expense. The Company entered into an agreement with the investment manager for the SVP, a fund within the Company’s 401(k) plan, and certain other third parties on September 30, 2009 (see Note 13 for further information). Under the agreement, the Company contributed $20 million to the SVP on October 15, 2009 and recorded the contribution in the Company’s 401(k) expense. The Company also provides discretionary profit sharing to certain non-U.S. employees. The pre-tax expense associated with the 401(k) plans and profit sharing for 2010, 2009, fiscal 2008 and the one month ended December 31, 2008 was $196 million, $181 million, $106 million and $8 million, respectively.

Defined
Contribution Pension Plans.    The Company maintains separate defined contribution pension plans that cover substantially all employees of certain non-U.S. subsidiaries. Under such plans, benefits are determined based on a fixed rate of base salary with certain vesting requirements. In 2010, 2009, fiscal 2008 and the one month ended December 31, 2008, the Company’s expense related to these plans was $117 million, $99 million, $128 million and $9 million, respectively.

Other Postemployment
Benefits.    Postemployment benefits include, but are not limited to, salary continuation, severance benefits, disability-related benefits, and continuation of health care and life insurance coverage provided to former employees or inactive employees after employment but before retirement. The postemployment benefit obligations were not material at December 31, 2010 and December 31, 2009.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.     Income Taxes.

The provision for (benefit from) income taxes from continuing operations consisted of:

2010

2009

Fiscal 2008

One Month Ended December 31, 2008

(dollars in millions)

Current:

U.S. federal

$
213

$
160

$
445

$
42

U.S. state and local

162

45

78

8

Non-U.S.

850

340

1,182

12

$
1,225

$
545

$
1,705

$
62

Deferred:

U.S. federal

$
(863
)

$
(455
)

$
(1,396
)

$
(670
)

U.S. state and local

340

(360
)

(106
)

31

Non-U.S.

37

(71
)

(187
)

(148
)

$
(486
)

$
(886
)

$
(1,689
)

$
(787
)

Provision for (benefit from) income taxes from continuing operations

$
739

$
(341
)

$
16

$
(725
)

Provision for (benefit from) income taxes from discontinuing operations

$
367

$
(49
)

$
464

$
2

The following table reconciles the provision for
(benefit from) income taxes to the U.S. federal statutory income tax rate:

2010

2009

Fiscal 2008

One Month Ended December 31, 2008

U.S. federal statutory income tax rate

35.0
%

35.0
%

35.0
%

35.0
%

U.S. state and local income taxes, net of U.S. federal income tax benefits

6.1

(21.0
)

(1.4
)

(1.3
)

Lower tax rates applicable to non-U.S. earnings

(19.8
)

(26.7
)

(20.2
)

1.2

Domestic tax credits

(3.6
)

(19.6
)

(18.0
)

1.5

Tax exempt income

(1.7
)

(6.0
)

(14.3
)

0.2

Goodwill

—

—

18.4

—

Other

(4.1
)

3.6

1.8

(0.2
)

Effective income tax rate(1)

11.9
%

(34.7
)%

1.3
%

36.4
%

(1)
Results for 2010 included tax benefits of $382 million related to the reversal of U.S. deferred tax liabilities associated with prior-years’ undistributed earnings of certain non-U.S. subsidiaries that were determined to be indefinitely reinvested abroad, $345 million associated with the remeasurement of net unrecognized tax benefits and related interest based on new information regarding the status of federal and state examinations, and $277 million associated with the planned repatriation of non-U.S. earnings at a cost lower than originally estimated. Excluding the benefits noted above, the effective tax rate from continuing operations in 2010 would have been 28%. The effective tax rate for 2009 includes a tax benefit of $331 million resulting from the cost of anticipated repatriation of non-U.S. earnings at lower than previously estimated tax rates. Excluding this benefit, the annual effective tax rate from continuing operations for 2009 would have been a benefit of 1%.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010, the Company had approximately $5.1 billion of earnings attributable to foreign subsidiaries for which no provisions have been recorded for income tax that could occur upon repatriation. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and December 31, 2009 were as follows:

December 31, 2010

December 31, 2009

(dollars in millions)

Deferred tax assets:

Tax credits and loss carryforward

$
6,219

$
5,124

Employee compensation and benefit plans

2,887

3,312

Valuation and liability allowances

331

378

Valuation of inventory, investments and receivables

205

—

Deferred expenses

54

52

Other

316

412

Total deferred tax assets

10,012

9,278

Valuation allowance(1)

655

105

Deferred tax assets after valuation allowance

$
9,357

$
9,173

Deferred tax liabilities:

Non-U.S. operations

$
1,349

$
635

Fixed assets

180

322

Prepaid commissions

16

14

Valuation of inventory, investments and receivables

—

587

Total deferred tax liabilities

$
1,545

$
1,558

Net deferred tax assets

$
7,812

$
7,615

(1)
The valuation allowance reduces the benefit of certain separate Company federal, state and foreign net operating loss carryforwards and book writedowns to the amount that will more likely than not be realized.

During
2010, the valuation allowance was increased by $550 million related to the ability to utilize certain federal and state unrealized capital losses as well as state and foreign net operating losses.

The Company had federal and state net operating loss carryforwards for which a deferred tax asset of $1,978 million was recorded as of December 31, 2009. The amount of federal and state net operating loss carryforwards as of December 31, 2010 was immaterial.

The Company had net operating loss carryforwards in Japan for which a related deferred tax asset of $742 million and $546 million was recorded as of December 31, 2010 and December 31, 2009, respectively. These carryforwards are subject to annual limitations and will begin to expire in 2016.

The Company had a federal capital loss carryforward for which a related deferred tax asset of $234 million was recorded at December 31, 2009. The Company had no realized capital loss carryforward at December 31, 2010.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had tax credit carryforwards for which a related deferred tax asset of $5,267 million and
$2,366 million was recorded as of December 31, 2010 and December 31, 2009, respectively. These carryforwards are subject to annual limitations on utilization and will begin to expire in 2016.

The Company believes the recognized net deferred tax asset of $7,812 million
(after valuation allowance) is more likely than not to be realized based on expectations as to future taxable income in the jurisdictions in which it operates.

The Company recorded net income tax provision (benefit) to Paid-in capital related to employee stock compensation transactions of $322 million, ($33)
million, $131 million, and $4 million in 2010, 2009, fiscal 2008, and the one month ended December 31, 2008, respectively.

Cash paid for income taxes was $1,091 million, $1,028 million, $1,406 million, and $113 million, in 2010, 2009, fiscal 2008, and the one month ended
December 31, 2008, respectively.

The following table
presents the U.S. and non-U.S. components of income from continuing operations before income tax expense/(benefit) and extraordinary gain for 2010, 2009, fiscal 2008 and the one month ended December 31, 2008, respectively:

2010

2009

Fiscal 2008

One Month Ended December 31, 2008

(dollars in millions)

U.S.

$
3,550

$
(1,451
)

$
(2,862
)

$
(1,119
)

Non-U.S.(1)

2,652

2,434

4,116

(875
)

$
6,202

$
983

$
1,254

$
(1,994
)

(1)
Non-U.S. income is defined as income generated from operations located outside the U.S.

The total amount of unrecognized tax benefits was approximately $3.7 billion and $4.1 billion as of December 31, 2010 and
December 31, 2009, respectively. Of this total, approximately $1.7 billion and $2.1 billion, respectively, (net of federal benefit of state issues, competent authority and foreign tax credit offsets) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.

In accordance with the guidance for accounting for uncertainty in income taxes, penalties related to unrecognized tax benefits may be classified as either income taxes or another expense classification.
During 2010, the Company changed the classification of penalties related to unrecognized tax benefits and began recording them in provision for income taxes in the consolidated statements of income. The Company previously recorded such penalties in
Income (loss) from continuing operations before income taxes as part of Other expenses. The Company believes the change in classification of penalties is preferable because such penalties are directly dependent on and correlated to related income tax positions.

Additionally, the Company views penalties and
interest on uncertain tax positions as part of the cost of managing the Company’s overall tax exposure, and the change in presentation aligns the classification of penalties related to unrecognized tax benefits with the classification of interest on unrecognized tax benefits already classified as part of provision for income taxes. Penalties related to unrecognized tax benefits during 2010 and prior periods were not material. Accordingly, the Company did not retrospectively adjust prior periods. The change in classification did not impact Net income or Earnings per share, and the impact on Income (loss) from continuing operations before income taxes was not material.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes the accrual of interest related to unrecognized tax benefits in provision for income taxes in the consolidated statements of income. The Company recognized $93 million and $(53) million of interest income (expense) (net of federal and state income tax benefits) in the consolidated statements of income for the year ended
December 31, 2010 and December 31, 2009, respectively. Interest expense accrued as of December 31, 2010 and December 31, 2009 was approximately $274 million and $367 million, respectively, net of federal and state income tax benefits.

The following table presents a reconciliation of the
beginning and ending amount of unrecognized tax benefits for 2010 and 2009 (dollars in millions):

Unrecognized Tax Benefits

Balance at December 31, 2008

$
3,466

Increase based on tax positions related to the current period

688

Increase based on tax positions related to prior periods

33

Decreases based on tax positions related to prior periods

(74
)

Decreases related to a lapse of applicable statute of limitations

(61
)

Balance at December 31, 2009

$
4,052

Increase based on tax positions related to the current period

478

Increase based on tax positions related to prior periods

479

Decreases based on tax positions related to prior periods

(881
)

Decreases related to settlements with taxing authorities

(356
)

Decreases related to a lapse of applicable statute of limitations

(61
)

Balance at December 31, 2010

$
3,711

The Company is under continuous examination by
the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the U.K., and states in which the Company has significant business operations, such as New York. During 2010, the IRS concluded the field work portion of its examinations on issues covering tax years 1999 – 2005. Also during 2010, the Company reached a conclusion with the New York State and New York City tax authorities on issues covering tax years
2002 – 2006. The impact of the settlement was immaterial. During 2011, the Company expects to reach a conclusion with the U.K. tax authorities on substantially all issues through tax year 2008, including those in appeals. During 2012, the Company expects to reach a conclusion with the Japanese tax authorities on substantially all issues covering tax years 2007 – 2008. The Company periodically evaluates the likelihood of assessments in each taxing jurisdiction resulting from current and subsequent years’ examinations.

As part of the
Company’s periodic review of unrecognized tax benefits, and based on new information regarding the status of federal and state examinations, the Company’s unrecognized tax benefits were remeasured. As a result of this remeasurement, the income tax provision for the year ended December 31, 2010 included a benefit of $345 million.

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

2007

Hong Kong

2004

U.K.

2007

Japan

2007

23.    Segment and Geographic Information.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information for the Company’s segments is presented below:

2010

Institutional Securities

Global Wealth Management Group

Asset Management

Discover

Intersegment Eliminations

Total

(dollars in millions)

Total non-interest revenues(1)

$
16,632

$
11,514

$
2,799

$
—

$
(187
)

$
30,758

Net interest

(266
)

1,122

(76
)

—

84

864

Net revenues

$
16,366

$
12,636

$
2,723

$
—

$
(103
)

$
31,622

Income (loss) from continuing operations before income taxes

$
4,338

$
1,156

$
723

$
—

$
(15
)

$
6,202

Provision for (benefit from) income taxes

301

336

105

—

(3
)

739

Income (loss) from continuing operations

4,037

820

618

—

(12
)

5,463

Discontinued operations(2):

Gain (loss) from discontinued operations

(1,175
)

—

994

775

12

606

Provision for income taxes

26

—

335

—

6

367

Net gain (loss) on discontinued operations(3)

(1,201
)

—

659

775

6

Net income (loss)

2,836

820

1,277

775

(6
)

5,702

Net income applicable to noncontrolling interests

290

301

408

—

—

999

Net income (loss) applicable to Morgan Stanley

$
2,546

$
519

$
869

$
775

$
(6
)

$
4,703

2009

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations

Total

(dollars in millions)

Total non-interest revenues

$
12,977

$
8,729

$
1,420

$
(464
)

$
22,662

Net interest

(124
)

661

(83
)

318

772

Net revenues

$
12,853

$
9,390

$
1,337

$
(146
)

$
23,434

Income (loss) from continuing operations before income taxes

$
1,088

$
559

$
(653
)

$
(11
)

$
983

Provision for (benefit from) income taxes

(301
)

178

(215
)

(3
)

(341
)

Income (loss) from continuing operations

1,389

381

(438
)

(8
)

1,324

Discontinued operations(2):

Gain (loss) from discontinued operations

396

—

(376
)

13

33

Provision for (benefit from) income taxes

229

—

(277
)

(1
)

(49
)

Net gain (loss) on discontinued operations(3)

167

—

(99
)

14

82

Net income (loss)

1,556

381

(537
)

6

1,406

Net income (loss) applicable to noncontrolling interests

12

98

(50
)

—

60

Net income (loss) applicable to Morgan Stanley

$
1,544

$
283

$
(487
)

$
6

$
1,346

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2008

Institutional Securities

Global Wealth Management Group

Asset Management

Discover

Intersegment Eliminations

Total

(dollars in millions)

Total non-interest revenues

$
13,024

$
6,085

$
621

$
—

$
(258
)

$
19,472

Net interest

1,744

934

(74
)

—

64

2,668

Net revenues

$
14,768

$
7,019

$
547

$
—

$
(194
)

$
22,140

Income (loss) from continuing operations before income taxes(4)

$
1,540

$
1,154

$
(1,423
)

$
—

$
(17
)

$
1,254

Provision for (benefit from) income taxes

149

440

(567
)

—

(6
)

16

Income (loss) from continuing operations

1,391

714

(856
)

—

(11
)

1,238

Discontinued operations(2):

Gain (loss) from discontinued operations

1,460

—

(383
)

(100
)

27

1,004

Provision for (benefit from) income taxes

575

—

(122
)

—

11

464

Net gain (loss) on discontinued operations(3)

885

—

(261
)

(100
)

16

540

Net income (loss)

2,276

714

(1,117
)

(100
)

5

1,778

Net income applicable to noncontrolling interests

71

—

—

—

—

71

Net income (loss) applicable to Morgan Stanley

$
2,205

$
714

$
(1,117
)

$
(100
)

$
5

$
1,707

One Month Ended December 31, 2008

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations

Total

(dollars in millions)

Total non-interest revenues

$
(1,215
)

$
358

$
(8
)

$
(21
)

$
(886
)

Net interest

(107
)

51

(1
)

6

(51
)

Net revenues

$
(1,322
)

$
409

$
(9
)

$
(15
)

$
(937
)

Income (loss) from continuing operations before income taxes

$
(1,997
)

$
118

$
(114
)

$
(1
)

$
(1,994
)

Provision for (benefit from) income taxes

(726
)

45

(44
)

—

(725
)

Income (loss) from continuing operations

(1,271
)

73

(70
)

(1
)

(1,269
)

Discontinued operations(2):

Gain (loss) from discontinued operations

(20
)

—

4

2

(14
)

Provision for (benefit from) income taxes

(1
)

—

2

1

2

Net gain (loss) from discontinued operations(3)

(19
)

—

2

1

(16
)

Net income (loss)

(1,290
)

73

(68
)

—

(1,285
)

Net income applicable to noncontrolling interests

3

—

—

—

3

Net income (loss) applicable to Morgan Stanley

$
(1,293
)

$
73

$
(68
)

$
—

$
(1,288
)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
In the fourth quarter of 2010, the Company recognized a pre-tax gain of $176 million in net revenues upon application of the OIS curve within the Institutional
Securities business segment (see Note 4).

(2)
See Note 1 for a discussion of discontinued operations.

(3)
Amounts for 2010 included a loss of $1.2 billion related to the planned disposition of Revel included within the Institutional Securities business segment, a gain of
$775 million related to the legal settlement with DFS and a gain of approximately $570 million related to the Company’s sale of Retail Asset Management within the Asset Management business segment. Amounts for 2009 and fiscal 2008 included net gains of $499 million and $1,463 million, respectively, related to MSCI secondary offerings within the Institutional Securities business segment.

(4)
Income from continuing operations for the Institutional Securities business segment included correction of prior-period errors of $171 million ($120 million after-tax),
$0.11 per diluted share, due to the reversal of valuation adjustments related to interest rate derivatives and a cumulative negative adjustment of $120 million ($84 million after-tax), $0.08 per diluted share, resulting from incorrect valuations of a London-based trader’s positions. The positive adjustment of $171 million related to fiscal 2006. The negative adjustment of $120 million increased income from continuing operations on a pre-tax basis by $45 million and $75 million in fiscal
2007 and fiscal 2008, respectively. The Company does not believe the adjustments, which were recorded in the period identified, were material to those consolidated financial statements after considering both the quantitative amount and qualitative factors as related to the affected financial statements.

Net Interest

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations

Total

(dollars in millions)

2010

Interest income

$
5,877

$
1,587

$
22

$
(208
)

$
7,278

Interest expense

6,143

465

98

(292
)

6,414

Net interest

$
(266
)

$
1,122

$
(76
)

$
84

$
864

2009

Interest income

$
6,373

$
1,114

$
17

$
(27
)

$
7,477

Interest expense

6,497

453

100

(345
)

6,705

Net interest

$
(124
)

$
661

$
(83
)

$
318

$
772

Fiscal 2008

Interest income

$
37,604

$
1,239

$
131

$
(43
)

$
38,931

Interest expense

35,860

305

205

(107
)

36,263

Net interest

$
1,744

$
934

$
(74
)

$
64

$
2,668

One Month Ended December 31, 2008

Interest income

$
1,017

$
66

$
8

$
(2
)

$
1,089

Interest expense

1,124

15

9

(8
)

1,140

Net interest

$
(107
)

$
51

$
(1
)

$
6

$
(51
)

Total Assets(1)

Institutional Securities

Global Wealth Management Group

Asset Management

Total

(dollars in millions)

At December 31, 2010

$
698,453

$
101,058

$
8,187

$
807,698

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

Net Revenues

2010

2009(1)

Fiscal 2008(1)

One Month Ended December 31, 2008(1)

(dollars in millions)

Americas

$
21,674

$
18,909

$
10,768

$
(766
)

Europe, Middle East, and Africa

5,628

2,529

8,977

(215
)

Asia

4,320

1,996

2,395

44

Net revenues

$
31,622

$
23,434

$
22,140

$
(937
)

Total Assets

At December 31, 2010

At December 31, 2009

(dollars in millions)

Americas

$
582,928

$
571,829

Europe, Middle East, and Africa

153,656

143,072

Asia

71,114

56,561

Total

$
807,698

$
771,462

(1)
Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation.

24.    Equity Method Investments.

The Company has investments accounted for under the equity method (see Note 1) of $5,120 million and $3,253 million at
December 31, 2010 and December 31, 2009, respectively, included in Other investments in the consolidated statements of financial condition. Gains (losses) from these investments were $(37) million, $(49) million and $258 million in 2010,
2009 and fiscal 2008, respectively, and are included in Other revenues in the consolidated statements of income. In addition, in December 2010, the Company completed the sale of its 34.3% stake in China International Capital Corporation Limited, for
a pre-tax gain of approximately $668 million, which is included in Other revenues in the consolidated statement of income. See Note 19.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s significant equity method investees at December 31, 2010 and 2009 were as follows:

Percent Ownership

Book Value

December 31, 2010

December 31, 2009

(dollars in millions)

Mitsubishi UFJ Morgan Stanley Securities Co., Ltd(1)

40
%

$
1,794

$
—

Lansdowne Partners(1)(2)

19.8
%

284

292

Avenue Capital Group(1)(2)

(3
)

275

234

China International Capital Corporation Limited

34.3
%

—

269

(1)
Book value of these investees exceeds the Company’s share of net assets, reflecting intangible assets and equity method goodwill.

(2)
The Company’s ownership interest represents limited partnership interests. The Company is deemed to have significant influence in these limited partnerships, as the Company’s limited partnership interests were above the 3% to 5% threshold for interests that should be accounted for under the equity method.

(3)
The Company’s ownership interest represents limited partnerships interests in a number of different entities within the Avenue Capital Group.

On May 1, 2010, the Company and MUFG closed
the transaction to form a joint venture in Japan of their respective investment banking and securities businesses. MUFG and the Company have integrated their respective Japanese securities companies by forming two joint venture companies. MUFG contributed the investment banking, wholesale and retail securities businesses conducted in Japan by Mitsubishi UFJ Securities Co., Ltd. into one of the joint venture entities named Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
(“MUMSS”). The Company contributed the investment banking operations conducted in Japan by its subsidiary, MSMS, formerly known as Morgan Stanley Japan Securities Co., Ltd., into MUMSS (MSMS, together with MUMSS, the “Joint
Venture”). MSMS will continue its sales and trading and capital markets business conducted in Japan. Following the respective contributions to the Joint Venture and a cash payment of 23 billion yen ($247 million), from MUFG to the Company, the Company owns a 40% economic interest in the Joint Venture and MUFG owns a 60% economic interest in the Joint Venture. The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS, while the Company holds a 51% voting interest and MUFG holds a 49% voting interest in MSMS. The Company continues to consolidate MSMS in its consolidated financial statements and, commencing on May 1, 2010, accounted for its interest in MUMSS as an equity method investment within the Institutional Securities business segment.

Lansdowne Partners
is a London-based investment manager. Avenue Capital Group is a New York-based investment manager. The investments are accounted for within the Asset Management business segment.

The Company also invests in certain structured transactions and other investments not integral to the operations of the Company accounted for under the equity method of accounting amounting to $2,767 million and $2,458 million at December 31, 2010 and 2009, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25.    Discontinued Operations.

See Note 1 for a discussion of the Company’s discontinued operations.

The table below provides information regarding amounts included in discontinued operations:

2010

2009

Fiscal 2008

One Month Ended December 31, 2008

(dollars in millions)

Net revenues(1):

Revel

$
—

$
(6
)

$
(3
)

$
—

Crescent

—

161

34

78

Retail Asset Management

1,221

628

707

50

MSCI

—

651

1,884

34

CMB

60

(71
)

(28
)

(30
)

Other

3

5

1

—

$
1,284

$
1,368

$
2,595

$
132

Pre-tax gain (loss) on discontinued operations(1):

Revel(2)

$
(1,208
)

$
(15
)

$
(52
)

$
—

Crescent(3)

2

(613
)

(515
)

(12
)

Retail Asset Management(4)

994

268

159

17

MSCI(5)

—

537

1,579

13

DFS(6)

775

—

(100
)

—

CMB

40

(87
)

(65
)

(32
)

Other

3

(57
)

(2
)

—

$
606

$
33

$
1,004

$
(14
)

(1)
Amounts included eliminations of intersegment activity.

(2)
Amount included a loss of approximately $1.2 billion in 2010 in connection with the planned disposition of Revel.

(3)
Amount included a gain on disposition of approximately $126 million in 2009.

(4)
Amount included a pre-tax gain of approximately $853 million in 2010 in connection with the sale of Retail Asset Management.

(5)
Amounts included a pre-tax gain on MSCI secondary offerings of $499 million and $1,463 million in 2009 and fiscal 2008, respectively.

(6)
Amount relates to the legal settlement with DFS in 2010.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26.    Parent Company.

Parent Company Only

Condensed Statements of Financial Condition

(dollars in millions, except share data)

December 31, 2010

December 31, 2009

Assets:

Cash and due from banks

$
5,672

$
13,262

Interest bearing deposits with banks

3,718

3,537

Financial instruments owned

18,640

7,049

Securities purchased under agreement to resell with affiliate

49,631

48,048

Advances to subsidiaries:

Bank and bank holding company

18,371

1,872

Non-bank

141,659

157,782

Investment in subsidiaries, at equity:

Bank and bank holding company

6,129

5,206

Non-bank

43,607

35,425

Other assets

7,568

8,749

Total assets

$
294,995

$
280,930

Liabilities and Shareholders’ Equity:

Commercial paper and other short-term borrowings

$
1,353

$
1,151

Financial instruments sold, not yet purchased

1,323

1,588

Payables to subsidiaries

42,816

41,275

Other liabilities and accrued expenses

8,376

3,068

Long-term borrowings

183,916

187,160

237,784

234,242

Commitments and contingent liabilities

Shareholders’ equity:

Preferred stock

9,597

9,597

Common stock, $0.01 par value;

Shares authorized: 3,500,000,000 in 2010 and 2009;

Shares issued: 1,603,913,074 in 2010 and 1,487,850,163 in 2009;

Shares outstanding: 1,512,022,095 in 2010 and 1,360,595,214 in 2009

16

15

Paid-in capital

13,521

8,619

Retained earnings

38,603

35,056

Employee stock trust

3,465

4,064

Accumulated other comprehensive loss

(467
)

(560
)

Common stock held in treasury, at cost, $0.01 par value; 91,890,979 shares in 2010 and 127,254,949 shares in 2009

(4,059
)

(6,039
)

Common stock issued to employee trust

(3,465
)

(4,064
)

Total shareholders’ equity

57,211

46,688

Total liabilities and shareholders’ equity

$
294,995

$
280,930

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company Only

Condensed Statements of Income and Comprehensive Income

(dollars in millions)

2010

2009

Fiscal 2008

One Month Ended December 31, 2008

Revenues:

Dividends from non-bank subsidiary

$
2,537

$
6,117

$
4,209

$
14

Undistributed gain (loss) from subsidiaries

5,708

(307
)

(6,844
)

(1,305
)

Principal transactions

628

(5,592
)

7,547

548

Other

(36
)

484

1,451

612

Total non-interest revenues

8,837

702

6,363

(131
)

Interest income

3,305

4,432

11,098

658

Interest expense

5,351

6,153

12,167

1,164

Net interest

(2,046
)

(1,721
)

(1,069
)

(506
)

Net revenues

6,791

(1,019
)

5,294

(637
)

Non-interest expenses:

Non-interest expenses

672

461

767

649

Income (loss) before income tax provision (benefit)

6,119

(1,480
)

4,527

(1,286
)

Provision for (benefit from) income taxes

1,416

(2,826
)

2,820

2

Net income (loss)

4,703

1,346

1,707

(1,288
)

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments

66

116

(160
)

(96
)

Amortization of cash flow hedges

9

13

16

2

Net unrealized gain on securities available for sale

36

—

—

—

Pension, postretirement and other related adjustments

(18
)

(269
)

216

(201
)

Comprehensive income (loss)

$
4,796

$
1,206

$
1,779

$
(1,583
)

Net income (loss)

$
4,703

$
1,346

$
1,707

$
(1,288
)

Earnings (loss) applicable to Morgan Stanley common shareholders

$
3,594

$
(907
)

$
1,495

$
(1,624
)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company Only

Condensed Statements of Cash Flows

(dollars in millions)

2010

2009

Fiscal 2008

One Month Ended December 31, 2008

Cash flows from operating activities:

Net income (loss)

$
4,703

$
1,346

$
1,707

$
(1,288
)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

Compensation payable in common stock and stock options

1,260

1,265

1,838

77

Undistributed (gain) loss of subsidiaries

(5,708
)

307

6,844

1,305

Gain on business dispositions

—

(606
)

(1,464
)

—

Change in assets and liabilities:

Financial instruments owned, net of financial instruments sold, not yet purchased

(11,848
)

5,505

(2,568
)

467

Other assets

929

(5,036
)

(1,584
)

(1,015
)

Other liabilities and accrued expenses

15,072

(10,134
)

25,417

(4,024
)

Net cash provided by (used for) operating activities

4,408

(7,353
)

30,190

(4,478
)

Cash flows from investing activities:

Advances to and investments in subsidiaries

(9,552
)

13,375

(25,651
)

(5,013
)

Securities purchased under agreement to resell with affiliate

(1,545
)

(29,255
)

48,137

(12,794
)

Business dispositions, net of cash disposed

—

565

1,560

—

Net cash provided by (used for) investing activities

(11,097
)

(15,315
)

24,046

(17,807
)

Cash flows from financing activities:

Net proceeds from (payments for) short-term borrowings

202

(5,743
)

(14,224
)

504

Excess tax benefits associated with stock-based awards

5

102

47

—

Net proceeds from:

Issuance of preferred stock and common stock warrant

—

—

18,997

—

Public offerings and other issuances of common stock

5,581

6,255

397

4

Issuance of long-term borrowings

26,683

30,112

35,420

9,846

Payments for:

Series D Preferred Stock and Warrant

—

(10,950
)

—

—

Redemption of junior subordinated debentures related to China Investment Corporation

(5,579
)

—

—

—

Repurchase of common stock through capital management share repurchase program

—

—

(711
)

—

Repurchases of common stock for employee tax withholding

(317
)

(50
)

(1,117
)

(3
)

Long-term borrowings

(25,322
)

(24,315
)

(44,412
)

(341
)

Cash dividends

(1,156
)

(1,732
)

(1,227
)

—

Net cash provided by (used for) financing activities

97

(6,321
)

(6,830
)

10,010

Effect of exchange rate changes on cash and cash equivalents

(817
)

549

(2,375
)

2,259

Net increase (decrease) in cash and cash equivalents

(7,409
)

(28,440
)

45,031

(10,016
)

Cash and cash equivalents, at beginning of period

16,799

45,239

10,224

55,255

Cash and cash equivalents, at end of period

$
9,390

$
16,799

$
55,255

$
45,239

Cash and cash equivalents include:

Cash and due from banks

$
5,672

$
13,262

$
16,118

$
23,629

Interest bearing deposits with banks

3,718

3,537

39,137

21,610

Cash and cash equivalents, at end of period

$
9,390

$
16,799

$
55,255

$
45,239

Supplemental Disclosure of Cash Flow
Information.

Cash payments for interest were $4,801 million,
$6,758 million, $12,098 million and $1,059 million for 2010, 2009, fiscal 2008 and the one month ended December 31, 2008, respectively.

Cash payments (refund) for income taxes were $556 million, $325 million, $(688) million and $2 million for 2010, 2009, fiscal 2008 and the one month ended
December 31, 2008, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions with Subsidiaries.

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

The Company has issued guarantees on behalf of its subsidiaries to various U.S. and non-U.S. exchanges and clearinghouses that trade and clear securities and/or futures contracts. Under these guarantee arrangements, the Company may be required to pay the financial obligations of its subsidiaries related to business transacted on or with the exchanges and clearinghouses in the event of a subsidiary’s default on its obligations to the exchange or the clearinghouse. The Company has not recorded any contingent liability in the condensed financial statements for these arrangements and believes that any potential requirements to make payments under these arrangements are remote.

The Company
guarantees certain debt instruments and warrants issued by subsidiaries. The debt instruments and warrants totaled $8.3 billion and $5.5 billion at December 31, 2010 and December 31, 2009, respectively. In connection with subsidiary lease obligations, the Company has issued guarantees to various lessors. At December 31, 2010 and December 31, 2009, the Company had $1.5 billion and $1.6 billion guarantees outstanding, respectively, under subsidiary lease obligations, primarily in the U.K.

At December 31, 2010 and 2009, the
Company had $125 million and $138 million in guarantees related to Crescent, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

27.    Quarterly Results (unaudited).

2010 Quarter

2009 Quarter

First

Second

Third

Fourth

First

Second

Third

Fourth

(dollars in millions, except per share data)

Total non-interest revenues

$
8,704

$
7,822

$
6,677

$
7,555

$
3,003

$
5,412

$
7,972

$
6,275

Net interest

368

141

103

252

(69
)

(216
)

496

561

Net revenues

9,072

7,963

6,780

7,807

2,934

5,196

8,468

6,836

Total non-interest expenses

6,557

6,260

5,979

6,624

3,517

5,776

6,975

6,183

Income (loss) from continuing operations before income taxes

2,515

1,703

801

1,183

(583
)

(580
)

1,493

653

Provision for (benefit from) income taxes

436

240

(23
)

86

(584
)

(318
)

521

40

Income (loss) from continuing operations

2,079

1,463

824

1,097

1

(262
)

972

613

Discontinued operations(1):

Gain (loss) from discontinued operations

(99
)

866

(148
)

(13
)

(303
)

477

(278
)

137

Provision for (benefit from) income taxes

(31
)

345

35

18

(112
)

182

(99
)

(20
)

Net gain (loss) from discontinued operations

(68
)

521

(183
)

(31
)

(191
)

295

(179
)

157

Net income (loss)

2,011

1,984

641

1,066

(190
)

33

793

770

Net income (loss) applicable to noncontrolling interests

235

24

510

230

(13
)

(116
)

36

153

Net income (loss) applicable to Morgan Stanley

$
1,776

$
1,960

$
131

$
836

$
(177
)

$
149

$
757

$
617

Earnings (loss) applicable to Morgan Stanley common shareholders

$
1,411

$
1,578

$
(91
)

$
600

$
(578
)

$
(1,256
)

$
498

$
376

Earnings (loss) per basic common share(2):

Income (loss) from continuing operations

$
1.12

$
0.84

$
0.07

$
0.44

$
(0.38
)

$
(1.35
)

$
0.51

$
0.18

Net gain (loss) from discontinued operations

(0.05
)

0.36

(0.14
)

(0.02
)

(0.19
)

0.25

(0.12
)

0.11

Earnings (loss) per basic common share

$
1.07

$
1.20

$
(0.07
)

$
0.42

$
(0.57
)

$
(1.10
)

$
0.39

$
0.29

Earnings (loss) per diluted common share(2):

Income (loss) from continuing operations

$
1.03

$
0.80

$
0.05

$
0.43

$
(0.38
)

$
(1.35
)

$
0.50

$
0.18

Net gain (loss) from discontinued operations

(0.04
)

0.29

(0.12
)

(0.02
)

(0.19
)

0.25

(0.12
)

0.11

Earnings (loss) per diluted common share

$
0.99

$
1.09

$
(0.07
)

$
0.41

$
(0.57
)

$
(1.10
)

$
0.38

$
0.29

Dividends declared to common shareholders

$
0.05

$
0.05

$
0.05

$
0.05

$
—

$
0.07

$
0.05

$
0.05

Book value

$
27.65

$
29.65

$
31.25

$
31.49

$
27.10

$
27.21

$
27.05

$
27.26

(1)
See Note 1 and Note 25 for more information on discontinued operations.

(2)
Summation of the quarters’ earnings per common share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

28.    Subsequent Events.

Revel.

On February 17, 2011, the Company completed the sale of Revel to a group of investors led by Revel’s Chief Executive Officer. The Company will not retain any stake or ongoing involvement. The sale price approximated the carrying value of Revel and, accordingly, the Company did not recognize any pre-tax gain or loss on the sale. See Note 1 and Note 25 for further information on Revel.

Morgan Stanley and Huaxin Securities Joint Venture.

In January 2011, the Company and Huaxin Securities Co., Limited
(also known as China Fortune Securities Co., Limited) jointly announced that the establishment of their securities joint venture in China had been approved by the China Securities Regulatory Commission on December 31, 2010. The approval allows the Company to further build on its established onshore businesses in China.

The joint venture, Morgan Stanley Huaxin Securities Company Limited, will be registered and principally located in Shanghai. Huaxin Securities will hold a two-thirds stake in the joint venture while the Company will own a one-third interest. The scope of business will include underwriting and sponsorship of shares in the domestic China market (including A shares and foreign investment shares), as well as underwriting, sponsorship and principal trading of bonds (including government and corporate bonds).

Long-Term Borrowings.

Subsequent to December 31, 2010 and through February 16, 2011, the Company’s long-term borrowings (net of repayments) increased by approximately $5 billion.

FrontPoint.

In 2010, the Company reached an agreement with the principals of FrontPoint, whereby FrontPoint senior management and portfolio managers will own a majority equity stake in FrontPoint, and the Company will retain a minority stake. FrontPoint will replace the Company’s affiliates as the investment advisor and general partner of the FrontPoint funds. The Company expects this transaction to close in the first quarter of 2011, subject to closing conditions. See Note 9 for further information.

Common Dividend.

On January 20, 2011, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05. The dividend was payable on February 15, 2011 to common shareholders of record on January 31, 2011.

The Company has evaluated its subsequent events through the filing date of this Form 10-K Report.

FINANCIAL DATA SUPPLEMENT (Unaudited)

Average Balances and Interest Rates and Net Interest Income

2010

Average Weekly Balance

Interest

Average Rate

(dollars in millions)

Assets

Interest earning assets:

Financial instruments owned(1):

U.S.

$
145,449

$
3,124

2.1
%

Non-U.S.

105,385

807

0.8

Securities available for sale:

U.S.

18,290

215

1.2

Loans:

U.S.

7,993

293

3.7

Non-U.S.

219

22

10.0

Interest bearing deposits with banks:

U.S.

33,807

67

0.2

Non-U.S.

20,897

88

0.4

Federal funds sold and securities purchased under agreements to resell and Securities borrowed:

U.S.

193,796

236

0.1

Non-U.S.

111,982

533

0.5

Other:

U.S.

32,400

1,538

4.7

Non-U.S.

18,091

355

2.0

Total

$
688,309

$
7,278

1.1
%

Non-interest earning assets

142,761

Total assets

$
831,070

Liabilities and Equity

Interest bearing liabilities:

Commercial paper and other short-term borrowings:

U.S.

$
1,599

$
11

0.7
%

Non-U.S.

1,772

17

1.0

Deposits:

U.S.

62,759

310

0.5

Non-U.S.

70

—

—

Long-term debt:

U.S.

186,374

4,586

2.5

Non-U.S.

5,170

6

0.1

Financial instruments sold, not yet purchased(1):

U.S.

22,947

—

—

Non-U.S.

58,741

—

—

Securities sold under agreements to repurchase and Securities loaned:

U.S.

116,090

725

0.6

Non-U.S.

94,498

866

0.9

Other:

U.S.

97,585

(497
)

(0.5
)

Non-U.S.

23,852

390

1.6

Total

$
671,457

$
6,414

1.0

Non-interest bearing liabilities and equity

159,613

Total liabilities and equity

$
831,070

Net interest income and net interest rate spread

$
864

0.1
%

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Average Balances and Interest Rates and Net Interest Income

2009

Average Weekly Balance(2)

Interest

Average Rate

(dollars in millions)

Assets

Interest earning assets:

Financial instruments owned(1):

U.S.

$
143,885

$
4,024

2.8
%

Non-U.S.

77,531

907

1.2

Loans:

U.S.

6,339

207

3.3

Non-U.S.

314

22

7.0

Interest bearing deposits with banks:

U.S.

44,523

149

0.3

Non-U.S.

16,300

92

0.6

Federal funds sold and securities purchased under agreements to resell and Securities borrowed:

U.S.

176,904

237

0.1

Non-U.S.

85,079

622

0.7

Other:

U.S.

27,691

1,224

4.4

Non-U.S.

17,261

(7
)

—

Total

$
595,827

$
7,477

1.2
%

Non-interest earning assets

145,719

Total assets

$
741,546

Liabilities and Equity

Interest bearing liabilities:

Commercial paper and other short-term borrowings:

U.S.

$
2,101

$
31

1.5
%

Non-U.S.

1,276

20

1.6

Deposits:

U.S.

61,164

782

1.3

Non-U.S.

116

—

—

Long-term debt:

U.S.

181,280

4,882

2.7

Non-U.S.

3,712

16

0.4

Financial instruments sold, not yet purchased(1):

U.S.

29,153

—

—

Non-U.S.

40,440

—

—

Securities sold under agreements to repurchase and Securities loaned:

U.S.

115,653

749

0.6

Non-U.S.

49,222

625

1.3

Other:

U.S.

84,015

(598
)

(0.7
)

Non-U.S.

29,437

198

0.7

Total

$
597,569

$
6,705

1.1

Non-interest bearing liabilities and equity

143,977

Total liabilities and equity

$
741,546

Net interest income and net interest rate spread

$
772

0.1
%

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Average Balances and Interest Rates and Net Interest Income

Fiscal 2008

Average Month-End Balance(2)

Interest

Average Rate

(dollars in millions)

Assets

Interest earning assets:

Financial instruments owned(1)

$
288,639

$
9,217

3.2
%

Loans

12,463

784

6.3

Other interest earning assets(3):

Interest bearing deposits with banks

80,273

—

—

Federal funds sold and securities purchased under agreements to resell

134,452

—

—

Securities borrowed

223,037

—

—

Receivables from customers

58,903

—

—

Total other interest earning assets

496,665

28,930

5.8

Total

$
797,767

$
38,931

4.9
%

Non-interest earning assets

208,841

Total assets

$
1,006,608

Liabilities and Equity

Interest bearing liabilities:

Commercial paper and other short-term borrowings

$
21,249

$
663

3.1
%

Deposits

35,311

740

2.1

Long-term debt

194,028

7,793

4.0

Financial instruments sold, not yet purchased(1)

80,166

—

—

Other interest bearing liabilities(3):

Securities sold under agreements to repurchase

168,659

—

—

Securities loaned

58,754

—

—

Payables to customers

238,088

—

—

Total other interest bearing liabilities

465,501

27,067

5.8

Total

$
796,255

$
36,263

4.6

Non-interest bearing liabilities and equity

210,353

Total liabilities and equity

$
1,006,608

Net interest income and net interest rate spread

$
2,668

0.3
%

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Average Balances and Interest Rates and Net Interest Income

One Month Ended December 31, 2008

Average Month-End Balance(2)

Interest

Annualized Average Rate

(dollars in millions)

Assets

Interest earning assets:

Financial instruments owned(1):

U.S.

$
122,842

$
358

3.4
%

Non-U.S.

49,384

37

0.9

Loans:

U.S.

6,527

15

2.7

Non-U.S.

5

—

—

Interest bearing deposits with banks:

U.S.

56,784

4

0.1

Non-U.S.

18,053

15

1.0

Federal funds sold and securities purchased under agreements to resell and Securities borrowed:

U.S.

99,626

166

2.0

Non-U.S.

65,568

214

3.8

Other:

U.S.

60,121

149

2.9

Non-U.S.

18,698

131

8.3

Total

$
497,608

$
1,089

2.6
%

Non-interest earning assets

170,292

Total assets

$
667,900

Liabilities and Equity

Interest bearing liabilities:

Commercial paper and other short-term borrowings:

U.S.

$
7,210

$
27

4.4
%

Non-U.S.

3,385

6

2.1

Deposits:

U.S.

47,082

53

1.3

Non-U.S.

137

—

—

Long-term debt:

U.S.

169,117

570

4.0

Non-U.S.

3,463

9

3.1

Financial instruments sold, not yet purchased(1):

U.S.

36,450

—

—

Non-U.S.

10,028

—

—

Securities sold under agreements to repurchase and Securities loaned:

U.S.

76,223

99

1.5

Non-U.S.

34,578

256

8.7

Other:

U.S.

90,993

14

0.2

Non-U.S.

31,604

106

3.9

Total

$
510,270

$
1,140

2.6

Non-interest bearing liabilities and equity

157,630

Total liabilities and equity

$
667,900

Net interest income and net interest rate spread

$
(51
)

—
%

(1)
Interest expense on Financial instruments sold, not yet purchased, is reported as a reduction of Interest income.

(2)
The Company calculates its average balances based upon weekly amounts except where weekly balances are unavailable, month-end balances are used.

(3)
Amounts primarily relate to securities financing transactions, which include repurchase and resale agreements, securities borrowed and loaned transactions, customer receivables/payables and segregated customer cash. The Company considers its principal trading, investment banking, commissions, and interest and dividend income, along with the associated interest expense, as one integrated activity for each of the
Company’s separate businesses, and therefore, prior to December 2008, was unable to further break out Interest income and Interest expense (see Note 1 to the consolidated financial statements).

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Rate/Volume Analysis.

The following tables set forth an analysis of the effect on net interest income of volume and rate changes:

2010 versus 2009

Increase (Decrease) due to Change in:

Volume

Rate

Net Change

(dollars in millions)

Interest earning assets:

Financial instruments owned:

U.S.

$
44

$
(944
)

$
(900
)

Non-U.S.

326

(426
)

(100
)

Securities available for sale:

U.S.

215

—

215

Loans:

U.S.

54

32

86

Non-U.S.

(7
)

7

—

Interest bearing deposits with banks:

U.S.

(36
)

(46
)

(82
)

Non-U.S.

26

(30
)

(4
)

Federal funds sold and securities purchased under agreements to resell and Securities borrowed:

U.S.

23

(24
)

(1
)

Non-U.S.

197

(286
)

(89
)

Other:

U.S.

208

106

314

Non-U.S.

—

362

362

Change in interest income

$
1,050

$
(1,249
)

$
(199
)

Interest bearing liabilities:

Commercial paper and other short-term borrowings:

U.S.

$
(7
)

$
(13
)

$
(20
)

Non-U.S.

8

(11
)

(3
)

Deposits:

U.S.

20

(492
)

(472
)

Long-term debt:

U.S.

137

(433
)

(296
)

Non-U.S.

6

(16
)

(10
)

Securities sold under agreements to repurchase and Securities loaned:

U.S.

3

(27
)

(24
)

Non-U.S.

575

(334
)

241

Other:

U.S.

(97
)

198

101

Non-U.S.

(37
)

229

192

Change in interest expense

$
608

$
(899
)

$
(291
)

Change in net interest income

$
442

$
(350
)

$
92

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

2009 versus Fiscal 2008

Increase (Decrease) due to Change in:

Volume

Rate

Net Change

(dollars in millions)

Interest earning assets:

Financial instruments owned

$
(2,147
)

$
(2,139
)

$
(4,286
)

Loans

(365
)

(190
)

(555
)

Other

(7,509
)

(19,104
)

(26,613
)

Change in interest income

$
(10,021
)

$
(21,433
)

$
(31,454
)

Interest bearing liabilities:

Commercial paper and other short-term borrowings

$
(558
)

$
(54
)

$
(612
)

Deposits

544

(502
)

42

Long-term debt

(363
)

(2,532
)

(2,895
)

Other

(9,809
)

(16,284
)

(26,093
)

Change in interest expense

$
(10,186
)

$
(19,372
)

$
(29,558
)

Change in net interest income

$
165

$
(2,061
)

$
(1,896
)

Deposits.

Average Deposits(1)

2010

2009

Fiscal 2008

One Month Ended December 31, 2008

Average Amount(1)

Average Rate

Average Amount(1)

Average Rate

Average Amount(1)

Average Rate

Average Amount(1)

Average Rate

(dollars in millions)

Deposits(2):

Savings deposits

$
58,053

0.2
%

$
52,397

0.9
%

$
33,756

2.0
%

$
38,911

0.8
%

Time deposits

4,776

3.7
%

8,883

3.7
%

1,555

4.0
%

8,308

3.9
%

Total

$
62,829

0.5
%

$
61,280

1.3
%

$
35,311

2.1
%

$
47,219

1.3
%

(1)
The Company calculates its average balances based upon weekly amounts except where weekly balances are unavailable, month-end balances are used.

(2)
Deposits are primarily located in U.S. offices.

Ratios.

2010

2009

Fiscal 2008

One Month Ended December 31, 2008

Net income to average assets

0.6
%

0.2
%

0.2
%

N/M

Return on common equity(1)

8.5
%

N/M

4.5
%

N/M

Return on total equity(2)

9.0
%

2.8
%

4.6
%

N/M

Dividend payout ratio(3)

7.6
%

N/M

77.7
%

N/M

Total average common equity to average assets

5.1
%

4.6
%

3.3
%

4.6
%

Total average equity to average assets

6.3
%

6.5
%

3.7
%

7.5
%

N/M—Not meaningful.

(1)	Based on net income applicable to common shareholders as a percentage of average common equity.
(2)	Based on net income as a percentage of average total equity.
(3)	Dividends declared per common share as a percentage of net income per diluted share.

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Short-Term Borrowings.

	2010	2009	Fiscal 2008	One Month Ended December 31, 2008
	(dollars in millions)
Securities sold under agreements to repurchase(1):
Period-end balance	$147,598	$159,401	$102,401	$92,213
Average balance(2)(3)	178,673	142,197	168,659	97,307
Maximum balance at any month-end	216,130	210,482	272,126	102,401

Securities loaned(1):
Period-end balance	$29,094	$26,246	$14,821	$14,580
Average balance(2)	31,915	22,679	58,754	14,701
Maximum balance at any month-end	33,454	26,867	110,446	14,821

Commercial paper:
Period-end balance	$945	$783	$6,744	$7,388
Average balance(2)	866	924	12,397	7,066
Maximum balance at any month-end	1,098	5,367	19,895	7,388
Weighted average interest rate during the period	1.7%	2.4%	4.2%	2.7%
Weighted average interest rate on period-end balance	2.5%	0.8%	2.6%	2.3%

(1)	The Company considers its principal trading, investment banking, commissions, and interest and dividend income, along with the associated interest expense, as one integrated activity for each of the Company’s separate businesses and, therefore, is unable to provide weighted average interest rates for Securities sold under repurchase agreements and Securities loaned. See Note 1 and Note 17 of the consolidated financial statements for further information.
(2)	The Company calculates its average balances based upon weekly amounts except where weekly balances are unavailable, month-end balances are used.
(3)	The period-end balance was lower than the annual average primarily due to the seasonal maturity of client financing activity on December 31, 2010.

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Cross-Border Outstandings.

Cross-border outstandings are based upon the Federal Financial Institutions Examination Council’s (“FFIEC”) regulatory guidelines for reporting cross-border risk. Claims include cash, receivables, securities purchased under agreements to resell, securities borrowed and cash trading instruments but exclude derivative instruments and commitments. Securities purchased under agreements to resell and Securities borrowed are presented based on the domicile of the counterparty, without reduction for related securities collateral held.

The following tables set forth cross-border outstandings for each country in which cross-border outstandings exceed 1% of the Company’s consolidated assets or 20% of the Company’s total capital, whichever is less, at December 31, 2010 and December 31, 2009, respectively, in accordance with the FFIEC guidelines (dollars in millions):

	At December 31, 2010
Country	Banks	Governments	Other	Total
France	$39,009	$2,526	$3,219	$44,754
Germany	8,928	6,435	2,332	17,695
Italy	1,616	1,726	1,264	4,606
Luxembourg	2,926	483	4,846	8,255
Netherlands	3,769	61	8,078	11,908
United Kingdom	7,591	1	8,711	16,303
Brazil	915	707	7,001	8,623
Cayman Islands	15	4	27,646	27,665
Japan	12,564	1,444	5,133	19,141
Korea	63	5,881	1,424	7,368
Australia	1,578	186	1,282	3,046

	At December 31, 2009
Country	Banks	Governments	Other	Total
Denmark	$787	$5,701	$647	$7,135
France	9,702	2,175	13,452	25,329
Germany	10,700	2,280	10,986	23,966
Ireland	3,922	6	4,269	8,197
Italy	1,395	2,391	1,761	5,547
Luxembourg	4,264	1	5,946	10,211
Netherlands	2,798	271	9,803	12,872
Spain	1,660	316	4,211	6,187
Switzerland	4,429	—	6,507	10,936
United Kingdom	13,150	1	9,674	22,825
Cayman Islands	—	—	35,993	35,993
Japan	9,040	194	6,035	15,269
Canada	2,163	262	4,554	6,979

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Morgan Stanley:

We have audited the internal control over financial reporting of Morgan Stanley and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2010, the consolidated statements of income, comprehensive income, cash flows, and changes in total equity for the year ended December 31, 2010 and our report dated February 28, 2011 expresses an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2011

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the quarter ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other	Information.

Not applicable.

Part III

Item 10.
Directors, Executive Officers and Corporate Governance.

Information relating to the Company’s directors and nominees under the following captions in the Company’s definitive proxy statement for its
2011 annual meeting of shareholders (“Morgan Stanley’s Proxy Statement”) is incorporated by reference herein.

•

“Item 1—Election of Directors”

•

“Item 1—Election of Directors—Board Meetings and Committees”

Information relating to the Company’s executive officers is contained in
Part I, Item 1 of this report under “Executive Officers of Morgan Stanley.”

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

•

“Item 1—Election of Directors—Director Compensation”

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information. The following table
provides information about stock options outstanding and shares of common stock available for future awards under all of the Company’s equity compensation plans as of December 31, 2010. The Company has not made any grants of common stock outside of its equity compensation plans.

(a)

(b)

(c)

Plan Category

Number of securities to be issued upon exercise of
outstanding options, warrants and rights

Weighted-average exercise price of outstanding options, warrants and rights

Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders

67,024,871

$
50.3544

102,294,893
(1)

Equity compensation plans not approved by security holders

—

—

2,525,626
(2)

Total

67,024,871

$
50.3544

104,820,519
(3)

(1)
Includes the following:

(a)
39,201,616 shares available under the Employee Stock Purchase Plan (“ESPP”). Pursuant to this plan, which is qualified under Section 423 of the Internal
Revenue Code, eligible employees may purchase shares of common stock at a discount to market price through regular payroll deduction. The Compensation, Management Development and Succession Committee (“CMDS Committee”) approved the discontinuation of the ESPP, effective June 1, 2009, such that no further contributions to the plan will be permitted following such date, until such time as the CMDS Committee determines to recommence contributions under the plan.

(b)
52,299,480 shares available under the 2007 Equity Incentive Compensation Plan (“EICP”). Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units to be settled by the delivery of shares of common stock (or the value thereof), performance-based units, other awards that are valued by reference to or otherwise based on the fair market value of common stock, and other equity-based or equity-related awards approved by the CMDS Committee.

(c)
10,144,473 shares available under the Employee Equity Accumulation Plan (“EEAP”), which includes 586,711 shares available for awards of restricted stock and restricted stock units. Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units to be settled by the delivery of shares of common stock (or the value thereof), other awards that are valued by reference to or otherwise based on the fair market value of common stock, and other equity-based or equity-related awards approved by the CMDS Committee.

(d)
354,757 shares available under the Tax Deferred Equity Participation Plan (“TDEPP”). Awards consist of restricted stock units which are settled by the delivery of shares of common stock.

(e)
294,568 shares available under the Directors’ Equity Capital Accumulation Plan (“DECAP”). This plan provides for periodic awards of shares of common stock and stock units to non-employee directors and also allows non-employee directors to defer the fees they earn from services as a director in the form of stock units.

(2)
22,957 shares available under the Branch Manager Compensation Plan (“BMCP”), 13,239 shares available under the Financial Advisor and Investment Representative
Compensation Plan (“FAIRCP”), and 2,489,430 shares available under the Morgan Stanley 2009 Replacement Equity Incentive Compensation Plan for Morgan Stanley Smith Barney Employees (“REICP”). The material features of these plans are described below.

(3)
As of December 31, 2010, approximately 63 million shares were available under the Company’s plans that can be used for the purpose of granting annual employee equity awards (EICP, EEAP, TDEPP, BMCP and FAIRCP). Approximately 42 million shares were granted in January 2011 as part of 2010 employee incentive compensation (which, for the PSUs granted to senior executives, reflects the grant of the target number of units, although the senior executive may ultimately earn up to two times the target number, or nothing, based on the Company’s performance over the three-year performance period).

The material features of the Company’s equity compensation plans that have not been approved by shareholders under SEC rules (BMCP, FAIRCP and REICP) are described below. The following descriptions do not purport to be complete and are qualified in their entirety by reference to the plan documents. All plans through which awards may currently be granted are included as exhibits to this report.

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

REICP. The REICP was adopted in connection with the MSSB joint venture and without stockholder approval pursuant to the employment inducement award exception under the NYSE Corporate Governance Listing Standards. The equity awards granted pursuant to the REICP are limited to awards to induce certain Citi employees to join the new MSSB joint venture by replacing the value of Citi awards that were forfeited in connection with the employees’ transfer of employment to MSSB. Awards under the REICP may be made in the form of restricted stock units, stock appreciation rights, stock options and restricted stock and other forms of stock-based awards.

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

•

“Other Matters—Certain Transactions”

•

“Other Matters—Related Person Transactions Policy”

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

Part IV

Item 15.
Exhibits and Financial Statement Schedules.

Documents filed as part of this report.

•

  The consolidated financial statements required to be filed in this Annual Report on Form 10-K are included in Part II, Item 8 hereof.

•

An exhibit index has been filed as part of this report beginning on page E-1 and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2011.

  MORGAN STANLEY
(REGISTRANT)

By:

  /s/    JAMES P.
GORMAN

  (James P. Gorman)
President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned, hereby severally constitute Ruth Porat, Francis P. Barron and Martin M. Cohen, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities indicated on the 28th day of February, 2011.

Signature

Title

  /s/    JAMES P.
GORMAN (James P. Gorman)

  President and Chief Executive Officer
(Principal Executive Officer)

  /s/    RUTH
PORAT (Ruth Porat)

  Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

  /s/    PAUL C.
WIRTH (Paul C. Wirth)

Deputy Chief Financial Officer (Principal Accounting Officer)

  /s/    JOHN J.
MACK (John J. Mack)

Director (Chairman of the Board of Directors)

  /s/    ROY J.
BOSTOCK (Roy J. Bostock)

Director

  /s/    ERSKINE B.
BOWLES (Erskine B. Bowles)

Director

  /s/    HOWARD J.
DAVIES (Howard J. Davies)

Director

  /s/    JAMES H. HANCE,
JR. (James H. Hance, Jr.)

Director

  /s/    NOBUYUKI
HIRANO (Nobuyuki Hirano)

Director

S-1

Signature

Title

  /s/    C. ROBERT KIDDER
(C. Robert Kidder)

Director

  /s/    DONALD T.
NICOLAISEN (Donald T. Nicolaisen)

Director

  /s/    HUTHAM S.
OLAYAN (Hutham S. Olayan)

Director

  /s/    JAMES W.
OWENS (James W. Owens)

Director

  /s/    O. GRIFFITH
SEXTON (O. Griffith Sexton)

Director

  /s/    LAURA D’ANDREA
TYSON (Laura D’Andrea Tyson)

Director

S-2

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS TO FORM 10-K

For the year ended December 31, 2010

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

3.2

Amended and Restated Bylaws of Morgan Stanley, as amended to date (Exhibit 3.1 to Morgan Stanley’s Current Report on Form 8-K dated March 9, 2010).

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

Exhibit No.

Description

10.1

Amended and Restated Trust Agreement dated as of April 20, 2010 by and between Morgan Stanley and State Street Bank and Trust Company (Exhibit 10 to Morgan Stanley’s
Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.2

Amended and Restated Joint Venture Contribution and Formation Agreement dated as of May 29, 2009 by and among Citigroup Inc. and Morgan Stanley and Morgan Stanley Smith Barney
Holdings LLC (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated May 29, 2009).

10.3

Transaction Agreement dated as of October 19, 2009 between Morgan Stanley and Invesco Ltd. (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.4

Letter Agreement dated as of May 28, 2010 between Morgan Stanley and Invesco Ltd. (Exhibit 2.1 to Morgan Stanley’s Current Report on Form 8-K dated May 28,
2010).

10.5†

Morgan Stanley 401(k) Plan (f/k/a the Morgan Stanley DPSP/START Plan) dated as of October 1, 2002 (Exhibit 10.17 to Morgan Stanley’s Annual Report on Form 10-K for the
fiscal year ended November 30, 2002) as amended by Amendment (Exhibit 10.18 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002), Amendment (Exhibit 10.18 to Morgan Stanley’s Annual Report on Form
10-K for the fiscal year ended November 30, 2003), Amendment (Exhibit 10.19 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003), Amendment (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form
10-Q for the quarter ended May 31, 2004), Amendment (Exhibit 10.16 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004), Amendment (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for
the quarter ended February 28, 2005), Amendment (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005), Amendment (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the
quarter ended May 31, 2005), Amendment (Exhibit 10.8 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005), Amendment (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended
February 28, 2007), Amendment (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007), Amendment (Exhibit 10.6 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November
30, 2007), Amendment (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008), Amendment (Exhibit 10.12 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30,
2008), Amendment (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009), Amendment (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30,
2009) and Amendment (Exhibit 10.9 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.6†*

Amendment to Morgan Stanley 401(k) Plan, dated as of December 23, 2010.

10.7†

Morgan Stanley 401(k) Savings Plan, dated as of July 1, 2009 (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009) as amended by Amendment (Exhibit 10.11 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.8†*

Amendment to Morgan Stanley 401(k) Savings Plan, dated as of December 23, 2010.

10.9†

1994 Omnibus Equity Plan as amended and restated (Exhibit 10.23 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003) as amended by
Amendment (Exhibit 10.11 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

Exhibit No.

Description

10.10†

Tax Deferred Equity Participation Plan as amended and restated as of November 26, 2007 (Exhibit 10.9 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended
November 30, 2007).

10.11†

Directors’ Equity Capital Accumulation Plan as amended through November 16, 2009 (Exhibit 10.14 to Morgan Stanley’s Annual Report on Form 10-K for the year ended
December 31, 2009).

10.12†

Select Employees’ Capital Accumulation Program as amended and restated as of May 7, 2008 (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008).

10.13†

Form of Term Sheet under the Select Employees’ Capital Accumulation Program (Exhibit 10.9 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended
February 29, 2008).

10.14†

Employees’ Equity Accumulation Plan as amended and restated as of November 26, 2007 (Exhibit 10.12 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.15†

Employee Stock Purchase Plan as amended and restated as of February 1, 2009 (Exhibit 10.20 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November
30, 2008).

10.16†

Form of Agreement under the Morgan Stanley & Co. Incorporated Owners’ and Select Earners’ Plan (Exhibit 10.1 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.17†

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

10.19†*

Amendment to Morgan Stanley Supplemental Executive Retirement and Excess Plan, dated as of December 23, 2010.

10.20†

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

10.21†

Form of Equity Incentive Compensation Plan Award Certificate (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31,
2004).

10.22†

Form of Equity Incentive Compensation Plan Award Certificate (Exhibit 10.10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31,
2005).

10.23†

Form of Chief Executive Officer Equity Award Certificate for Discretionary Retention Award of Stock Units and Stock Options (Exhibit 10.28 to Morgan Stanley’s Annual Report
on Form 10-K for the fiscal year ended November 30, 2006).

10.24†

Form of Management Committee Equity Award Certificate for Discretionary Retention Award of Stock Units and Stock Options (Exhibit 10.30 to Morgan Stanley’s Annual Report on
Form 10-K for the fiscal year ended November 30, 2006).

Exhibit No.

Description

10.25†

1988 Capital Accumulation Plan as amended (Exhibit 10.13 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.26†

Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program (Exhibit 10.12 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31,
1994).

10.27†

Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program 2 (Exhibit 10.12 to MSG’s Annual Report for the fiscal year ended November 30,
1996).

10.28†

Key Employee Private Equity Recognition Plan (Exhibit 10.43 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.29†

Morgan Stanley Branch Manager Compensation Plan as amended and restated as of November 26, 2007 (Exhibit 10.33 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.30†

Morgan Stanley Financial Advisor and Investment Representative Compensation Plan as amended and restated as of November 26, 2007 (Exhibit 10.34 to Morgan Stanley’s Annual
Report on Form 10-K for the fiscal year ended November 30, 2007).

10.31†

Morgan Stanley UK Share Ownership Plan (Exhibit 4.1 to Morgan Stanley’s Registration Statement on Form S-8 (No. 333-146954)).

10.32†

Supplementary Deed of Participation for the Morgan Stanley UK Share Ownership Plan, dated as of November 5, 2009 (Exhibit 10.36 to Morgan Stanley’s Annual Report on Form
10-K for the year ended December 31, 2009).

10.33†

Aircraft Time Sharing Agreement dated as of March 10, 2009 by and between Morgan Stanley Management Services II, Inc. and John J. Mack (Exhibit 10.4 to Morgan Stanley’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.34†

Aircraft Time Sharing Agreement, dated as of January 1, 2010, by and between Corporate Services Support Corp. and James P. Gorman (Exhibit 10.1 to Morgan
Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.35†

Agreement between Morgan Stanley and James P. Gorman, dated August 16, 2005, and amendment to agreement dated December 17, 2008 (Exhibit 10.2 to Morgan Stanley’s Quarterly
Report on Form 10-Q for the quarter ended March 31, 2010).

10.36†

Agreement between Morgan Stanley and Kenneth M. deRegt, dated February 14, 2008 (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March
31, 2010).

10.37†

Memorandum dated as of August 21, 2007 to Walid Chammah regarding Relocation from United States to London Office (Exhibit 10.7 to Morgan Stanley’s Quarterly Report on Form
10-Q for the quarter ended March 31, 2009).

10.38†

Memorandum dated as of February 16, 2006 to Colm Kelleher regarding Expatriate Relocation Policy and European Tax Equalisation Policy (Exhibit 10.6 to Morgan Stanley’s
Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.39†

Form of Restrictive Covenant Agreement (Exhibit 10 to Morgan Stanley’s Current Report on Form 8-K dated November 22, 2005).

10.40†

Morgan Stanley Performance Formula and Provisions (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

10.41†

2007 Equity Incentive Compensation Plan, as amended and restated as of March 19, 2010 (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated May 18,
2010).

10.42†

Morgan Stanley 2006 Notional Leveraged Co-Investment Plan, as amended and restated as of November 28, 2008 (Exhibit 10.47 to Morgan Stanley’s Annual Report on Form 10-K for
the fiscal year ended November 30, 2008).

Exhibit No.

Description

10.43†

Form of Award Certificate under the 2006 Notional Leveraged Co-Investment Plan (Exhibit 10.7 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended
February 29, 2008).

10.44†

Morgan Stanley 2007 Notional Leveraged Co-Investment Plan, amended as of June 4, 2009 (Exhibit 10.6 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2009).

10.45†

Form of Award Certificate under the 2007 Notional Leveraged Co-Investment Plan for Certain Management Committee Members (Exhibit 10.8 to Morgan Stanley’s Quarterly Report on
Form 10-Q for the quarter ended February 29, 2008).

10.46†

Form of Award Certificate for Discretionary Retention Awards of Stock Units to Certain Management Committee Members (Exhibit 10.10 to Morgan Stanley’s Quarterly Report on
Form 10-Q for the quarter ended February 29, 2008).

10.47†

Form of Award Certificate for Discretionary Retention Awards of Stock Units (Exhibit 10.8 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March
31, 2009).

10.48†

Form of Award Certificate for Discretionary Retention Awards of Stock Units (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March
31, 2010).

10.49†

Governmental Service Amendment to Outstanding Stock Option and Stock Unit Awards (replacing and superseding in its entirety Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007) (Exhibit 10.41 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.50†

Amendment to Outstanding Stock Option and Stock Unit Awards (Exhibit 10.53 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30,
2008).

10.51†

Morgan Stanley Compensation Incentive Plan (Exhibit 10.54 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008).

10.52†

Form of Award Certificate under the Morgan Stanley Compensation Incentive Plan (Exhibit 10.9 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended
March 31, 2009).

10.53†

Form of Award Certificate under the Morgan Stanley Compensation Incentive Plan (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended
March 31, 2010).

10.54†

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

10.57†

Form of Award Certificate for Performance Stock Units (Exhibit 10.6 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31,
2010).

12*

Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21*

Subsidiaries of Morgan Stanley.

23.1*

Consent of Deloitte & Touche LLP.

24

Powers of Attorney (included on signature page).

Exhibit No.

Description

31.1**

Rule 13a-14(a) Certification of Chief Executive Officer.

31.2**

Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**

Section 1350 Certification of Chief Executive Officer.

32.2**

Section 1350 Certification of Chief Financial Officer.

101***

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition—December 31, 2010 and December 31, 2009,
(ii) the Consolidated Statements of Income—Twelve Months Ended December 31, 2010, December 31, 2009 and November 30, 2008 and One Month Ended December 31, 2008, (iii) the Consolidated Statements of Comprehensive Income—Twelve
Months Ended December 31, 2010, December 31, 2009 and November 30, 2008 and One Month Ended December 31, 2008, (iv) the Consolidated Statements of Cash Flows—Twelve Months Ended December 31, 2010, December 31, 2009 and November 30, 2008
and One Month Ended December 31, 2008, (v) the Consolidated Statements of Changes in Total Equity—Twelve Months Ended December 31, 2010, December 31, 2009, November 30, 2008 and One Month Ended December 31, 2008, and (vi) Notes to
Consolidated Financial Statements.

*
Filed herewith.

**
Furnished herewith.

***
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and
Section 18 of the Securities Exchange Act of 1934.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

