Form 10-Q
period 2011-03-31
MORGAN STANLEY
filed 2011-05-09
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, there were 1,544,658,124 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2011

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

•

Policy Regarding Corporate Political Contributions;

•

Policy Regarding Shareholder Rights Plan;

•

Code of Ethics and Business Conduct;

•

Code of Conduct; and

•

Integrity Hotline information.

Morgan Stanley’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer and Deputy Chief Financial
Officer. Morgan Stanley will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange LLC (“NYSE”) on its internet site.
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
Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

(unaudited)

March 31, 2011

December 31, 2010

Assets

  Cash and due from banks ($310 and $297 at March 31, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities generally not available to the Company)

$
8,120

$
7,341

Interest bearing deposits with banks

44,488

40,274

Cash deposited with clearing organizations or segregated under federal and other regulations or requirements

21,932

19,180

  Financial instruments owned, at fair value (approximately $132 billion and $130 billion were pledged to various parties at
March 31, 2011 and December 31, 2010, respectively):

U.S. government and agency securities

46,626

48,446

Other sovereign government obligations

38,878

33,908

  Corporate and other debt ($4,316 and $3,816 at March 31, 2011 and December 31, 2010, respectively related to consolidated variable interest entities, generally not available to the Company)

88,459

88,154

  Corporate equities ($655 and $625 at March 31, 2011 and December 31, 2010, respectively related to consolidated variable interest entities, generally not available to the Company)

67,042

68,416

Derivative and other contracts

49,913

51,292

  Investments ($1,881 and $1,873 at March 31, 2011 and December 31, 2010, respectively related to consolidated variable interest entities, generally not available to the Company)

9,068

9,752

Physical commodities

8,126

6,778

Total financial instruments owned, at fair value

308,112

306,746

Securities available for sale, at fair value

27,733

29,649

Securities received as collateral, at fair value

13,161

16,537

Federal funds sold and securities purchased under agreements to resell

162,923

148,253

Securities borrowed

142,937

138,730

Receivables:

Customers

43,959

35,258

Brokers, dealers and clearing organizations

6,131

9,102

Fees, interest and other

8,840

9,790

Loans (net of allowances of $45 and $82 at March 31, 2011 and December 31, 2010, respectively)

11,882

10,576

Other investments

4,719

5,412

  Premises, equipment and software costs (net of accumulated depreciation of $4,259 and $4,476 at March 31, 2011 and
December 31, 2010, respectively) ($352 and $321 at March 31, 2011 and December 31, 2010, respectively related to consolidated variable entities, generally not available to the Company)

6,366

6,154

Goodwill

6,743

6,739

  Intangible assets (net of accumulated amortization of $692 and $605 at March 31, 2011 and December 31, 2010,
respectively) (includes $144 and $157 at fair value at March 31, 2011 and December 31, 2010, respectively)

4,581

4,667

  Other assets ($232 and $118 at March 31, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities generally not available to the Company)

13,558

13,290

Total assets

$
836,185

$
807,698

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

(dollars in millions, except share data)

(unaudited)

March 31, 2011

December 31, 2010

Liabilities and Equity

  Deposits (includes $2,848 and $3,027 at fair value at March 31, 2011 and December 31, 2010, respectively)

$
63,495

$
63,812

  Commercial paper and other short-term borrowings (includes $1,657 and $1,799 at fair value at March 31, 2011 and
December 31, 2010, respectively)

3,302

3,256

Financial instruments sold, not yet purchased, at fair value:

U.S. government and agency securities

31,488

27,948

Other sovereign government obligations

23,133

22,250

Corporate and other debt

10,443

10,918

Corporate equities

26,621

19,838

Derivative and other contracts

44,585

47,802

Total financial instruments sold, not yet purchased, at fair value

136,270

128,756

Obligation to return securities received as collateral, at fair value

18,069

21,163

  Securities sold under agreements to repurchase (includes $890 and $849 at fair value at March 31, 2011 and December 31,
2010, respectively)

156,891

147,598

Securities loaned

36,084

29,094

  Other secured financings (includes $8,052 and $8,490 at fair value at March 31, 2011 and December 31, 2010, respectively) ($2,812 and $2,656 at March 31, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities and are non-recourse to the Company)

12,958

10,453

Payables:

Customers

121,574

123,249

Brokers, dealers and clearing organizations

8,278

3,363

Interest and dividends

2,659

2,572

  Other liabilities and accrued expenses ($177 and $117 at March 31, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities and are non-recourse to the Company)

13,961

16,518

  Long-term borrowings (includes $43,575 and $42,709 at fair value at March 31, 2011 and December 31, 2010, respectively)

196,136

192,457

769,677

742,291

Commitments and contingent liabilities (see Note 11)

Equity

Morgan Stanley shareholders’ equity:

Preferred stock

9,597

9,597

Common stock, $0.01 par value;

Shares authorized: 3,500,000,000 at March 31, 2011 and December 31, 2010;

Shares issued: 1,603,913,074 at March 31, 2011 and December 31, 2010;

Shares outstanding: 1,545,064,012 at March 31, 2011 and 1,512,022,095 at December 31, 2010

16

16

Paid-in capital

12,185

13,521

Retained earnings

39,269

38,603

Employee stock trust

3,468

3,465

Accumulated other comprehensive loss

(426
)

(467
)

  Common stock held in treasury at cost, $0.01 par value; 58,849,062 shares at March 31, 2011 and 91,890,979 shares at
December 31, 2010

(2,455
)

(4,059
)

Common stock issued to employee trust

(3,468
)

(3,465
)

Total Morgan Stanley shareholders’ equity

58,186

57,211

Noncontrolling interests

8,322

8,196

Total equity

66,508

65,407

Total liabilities and equity

$
836,185

$
807,698

See Notes to Condensed Consolidated Financial Statements.

2

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

(unaudited)

Three Months Ended March 31,

2011

2010

Revenues:

Investment banking

$
1,214

$
1,060

Principal transactions:

Trading

2,977

3,758

Investments

329

369

Commissions

1,449

1,260

Asset management, distribution and administration fees

2,109

1,963

Other

(444
)

294

Total non-interest revenues

7,634

8,704

Interest income

1,854

1,736

Interest expense

1,853

1,368

Net interest

1

368

Net revenues

7,635

9,072

Non-interest expenses:

Compensation and benefits

4,333

4,416

Occupancy and equipment

402

390

Brokerage, clearing and exchange fees

405

348

Information processing and communications

445

395

Marketing and business development

147

134

Professional services

428

395

Other

603

479

Total non-interest expenses

6,763

6,557

Income from continuing operations before income taxes

872

2,515

Provision for (benefit from) income taxes

(256
)

436

Income from continuing operations

1,128

2,079

Discontinued operations:

Loss from discontinued operations

—

(99
)

Benefit from income taxes

(2
)

(31
)

Net gain (loss) from discontinued operations

2

(68
)

Net income

$
1,130

$
2,011

Net income applicable to noncontrolling interests

162

235

Net income applicable to Morgan Stanley

$
968

$
1,776

Earnings applicable to Morgan Stanley common shareholders

$
736

$
1,411

Amounts applicable to Morgan Stanley:

Income from continuing operations

$
966

$
1,844

Net gain (loss) from discontinued operations

2

(68
)

Net income applicable to Morgan Stanley

$
968

$
1,776

Earnings (loss) per basic common share:

Income from continuing operations

$
0.50

$
1.12

Net gain (loss) from discontinued operations

0.01

(0.05
)

Earnings per basic common share

$
0.51

$
1.07

Earnings per diluted common share:

Income from continuing operations

$
0.50

$
1.03

Loss from discontinued operations

—

(0.04
)

Earnings per diluted common share

$
0.50

$
0.99

Average common shares outstanding:

Basic

1,456,015,979

1,314,608,020

Diluted

1,472,307,592

1,626,207,327

See Notes to Condensed Consolidated Financial Statements.

3

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

(unaudited)

Three Months Ended March 31,

2011

2010

Net income

$
1,130

$
2,011

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments(1)

37

2

Amortization of cash flow hedges(2)

1

Net unrealized loss on Securities available for sale(3)

(36
)

(20
)

Pension, postretirement and other related adjustments(4)

5

4

Comprehensive income

$
1,137

$
2,000

Net income applicable to noncontrolling interests

162

235

Other comprehensive loss applicable to noncontrolling interests

(34
)

(12
)

Comprehensive income applicable to Morgan Stanley

$
1,009

$
1,777

(1)
Amounts are net of provision for (benefit from) income taxes of $(68) million and $89 million for the quarters ended March 31, 2011 and 2010, respectively.

(2)
Amounts are net of provision for income taxes of $2 million for both quarters ended March 31, 2011 and 2010.

(3)
Amounts are net of benefit from income taxes of $24 million and $14 million for the quarters ended March 31, 2011 and 2010, respectively.

(4)
Amounts are net of provision for (benefit from) income taxes of $(4) million and $2 million for the quarters ended March 31, 2011 and 2010, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

Three Months Ended March
31,

2011

2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income

$
1,130

$
2,011

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

(Gain) loss on equity method investees

660

(66
)

Compensation payable in common stock and options

340

370

Depreciation and amortization

379

154

Loss on business dispositions

—

932

Gain on sale of securities available for sale

(12
)

—

Loss on repurchase of long-term debt

23

—

Insurance reimbursement

—

(31
)

Impairment charges and other-than-temporary impairment charges

3

10

Changes in assets and liabilities:

Cash deposited with clearing organizations or segregated under federal and other regulations or requirements

(2,752
)

1,345

Financial instruments owned, net of financial instruments sold, not yet purchased

7,568

(5,073
)

Securities borrowed

(4,207
)

(13,554
)

Securities loaned

6,990

5,126

Receivables, loans and other assets

(7,417
)

4,618

Payables and other liabilities

1,350

5,494

Federal funds sold and securities purchased under agreements to resell

(14,670
)

4,575

Securities sold under agreements to repurchase

9,293

15,190

Net cash provided by (used for) operating activities

(1,322
)

21,101

CASH FLOWS FROM INVESTING ACTIVITIES

Net proceeds from (payments for):

Premises, equipment and software costs

(409
)

(138
)

Purchases of securities available for sale

(3,357
)

(18,674
)

Sales and redemptions of securities available for sale

6,311

—

Net cash provided by (used for) investing activities

2,545

(18,812
)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from (payments for):

Commercial paper and other short-term borrowings

46

945

Dividends related to noncontrolling interests

(7
)

(7
)

Derivatives financing activities

89

(39
)

Other secured financings

2,312

1,458

Deposits

(317
)

1,711

Net proceeds from:

Excess tax benefits associated with stock-based awards

29

2

Public offerings and other issuances of common stock

—

1

Issuance of long-term borrowings

14,285

7,755

Payments for:

Long-term borrowings

(13,046
)

(9,693
)

Repurchases of common stock for employee tax withholding

(273
)

(262
)

Cash dividends

(302
)

(293
)

Net cash provided by financing activities

2,816

1,578

Effect of exchange rate changes on cash and cash equivalents

644

(380
)

Effect of cash and cash equivalents related to variable interest entities

310

—

Net increase in cash and cash equivalents

4,993

3,487

Cash and cash equivalents, at beginning of period

47,615

31,991

Cash and cash equivalents, at end of period

$
52,608

$
35,478

Cash and cash equivalents include:

Cash and due from banks

$
8,120

$
5,979

Interest bearing deposits with banks

44,488

29,499

Cash and cash equivalents, at end of period

$
52,608

$
35,478

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $1,697 million and $1,178 million for the quarters ended March 31, 2011 and 2010, respectively.

Cash payments for income taxes were $250 million and $169 million for the quarters ended March 31, 2011 and 2010, respectively.

See Notes to Condensed Consolidated Financial Statements.

5

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

Three Months Ended March 31, 2011

(dollars in millions)

(unaudited)

Preferred Stock

Common Stock

Paid-in Capital

Retained Earnings

Employee Stock Trust

Accumulated Other Comprehensive Income (Loss)

Common Stock Held in Treasury at Cost

Common Stock Issued to Employee Trust

Non- controlling Interests

Total Equity

BALANCE AT DECEMBER 31, 2010

$
9,597

$
16

$
13,521

$
38,603

$
3,465

$
(467
)

$
(4,059
)

$
(3,465
)

$
8,196

$
65,407

Net income

—

—

—

968

—

—

—

—

162

1,130

Dividends

—

—

—

(302
)

—

—

—

—

—

(302
)

Shares issued under employee plans and related tax effects

—

—

(1,336
)

—

3

—

1,877

(3
)

—

541

Repurchases of common stock

—

—

—

—

—

—

(273
)

—

—

(273
)

Net change in cash flow hedges

—

—

—

—

—

1

—

—

—

1

Pension, postretirement and other related adjustments

—

—

—

—

—

5

—

—

—

5

Foreign currency translation adjustments

—

—

—

—

—

71

—

—

(34
)

37

Change in net unrealized losses on securities available for sale

—

—

—

—

—

(36
)

—

—

—

(36
)

Decrease in noncontrolling interests related to dividends of noncontrolling interests

—

—

—

—

—

—

—

—

(7
)

(7
)

Other increases in noncontrolling interests

—

—

—

—

—

—

—

—

5

5

BALANCE AT MARCH 31, 2011

$
9,597

$
16

$
12,185

$
39,269

$
3,468

$
(426
)

$
(2,455
)

$
(3,468
)

$
8,322

$
66,508

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY—(Continued)

Three Months Ended March 31, 2010

(dollars in millions)

(unaudited)

Preferred Stock

Common Stock

Paid-in Capital

Retained Earnings

Employee Stock Trust

Accumulated Other Comprehensive Income (Loss)

Common Stock Held in Treasury at Cost

Common Stock Issued to Employee Trust

Non- controlling Interests

Total Equity

BALANCE AT DECEMBER 31, 2009

$
9,597

$
15

$
8,619

$
35,056

$
4,064

$
(560
)

$
(6,039
)

$
(4,064
)

$
6,092

$
52,780

Net income

—

—

—

1,776

—

—

—

—

235

2,011

Dividends

—

—

—

(293
)

—

—

—

—

—

(293
)

Shares issued under employee plans and related tax effects

—

—

(1,869
)

—

(292
)

—

2,223

292

—

354

Repurchases of common stock

—

—

—

—

—

—

(262
)

—

—

(262
)

Net change in cash flow hedges

—

—

—

—

—

3

—

—

—

3

Pension and postretirement adjustments

—

—

—

—

—

4

—

—

—

4

Foreign currency translation adjustments

—

—

—

—

—

14

—

—

(12
)

2

Change in net unrealized losses on securities available for sale

—

—

—

—

—

(20
)

—

—

—

(20
)

  Increase in noncontrolling interests related to the consolidation of certain real estate partnerships sponsored by the
Company

—

—

—

—

—

—

—

—

468

468

Decrease in noncontrolling interests related to dividends of noncontrolling interests

—

—

—

—

—

—

—

—

(7
)

(7
)

Other increases in noncontrolling interests

—

—

—

—

—

—

—

—

139

139

BALANCE AT MARCH 31, 2010

$
9,597

$
15

$
6,750

$
36,539

$
3,772

$
(559
)

$
(4,078
)

$
(3,772
)

$
6,915

$
55,179

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

Discontinued Operations.

Retail Asset Management Business.    On June 1, 2010, the Company completed the sale of substantially all of its retail asset management business (“Retail Asset Management”), including Van Kampen Investments, Inc., to Invesco Ltd. (“Invesco”). The Company received $800 million in cash and approximately 30.9 million shares of Invesco stock upon the sale. The results of Retail Asset Management are reported as discontinued operations within the Asset Management business segment for all periods presented through the date of sale.

The Company recorded the 30.9 million shares as securities available for sale. In the fourth quarter of 2010, the Company sold its investment in Invesco.

Revel Entertainment Group, LLC.    On March 31, 2010, the Board of Directors authorized a plan of disposal by sale for
Revel Entertainment Group, LLC (“Revel”), a development stage enterprise and subsidiary of the Company that was primarily associated with a development property in Atlantic City, New Jersey. On February 17, 2011, the Company completed the sale of Revel to a group of investors led by Revel’s chief executive officer. The Company did not retain any stake or ongoing involvement. The sale price approximated the carrying value of Revel and, accordingly, the Company did not recognize any pre-tax gain or loss on the sale. Total assets of Revel included in the Company’s condensed consolidated statement of financial condition at December 31, 2010 approximated $28 million. The results of Revel are reported as discontinued operations within the Institutional Securities business segment for all periods presented through the date of sale. The quarter ended March 31, 2010 included losses of approximately $932 million in connection with such planned disposition. See Note 17 for additional information about an income tax benefit related to Revel.

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

Prior period amounts have been recast for discontinued operations. See Note 20 for additional information on discontinued operations.

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

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2010 (the “Form 10-K”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Consolidation.    The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest, including certain variable interest entities (“VIE”) (see Note 6). For consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests for such subsidiaries is presented as Net income (loss) applicable to noncontrolling interests on the condensed consolidated statements of income, and the portion of the shareholders’ equity of such subsidiaries is presented as Noncontrolling interests in the condensed consolidated statements of financial condition and condensed consolidated statements of changes in total equity.

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

Income Statement Presentation.    The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. In connection with the delivery of the various products and services to clients, the
Company manages its revenues and related expenses in the aggregate. As such, when assessing the performance of its businesses, primarily in its Institutional Securities business segment, the Company considers its principal trading, investment banking, commissions and interest income, along with the associated interest expense, as one integrated activity.

2.
Significant Accounting Policies.

For a
detailed discussion about the Company’s significant accounting policies, see Note 2 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K.

During the quarter ended March 31, 2011, other than the following, no other updates were made to the Company’s significant accounting policies.

Financial Instruments and Fair Value.

Fair value for many cash instruments and OTC derivative contracts is derived using pricing models. Pricing models take into account the contract terms (including maturity) as well as multiple inputs, including, where applicable, commodity prices, equity prices, interest rate yield curves, credit curves, correlation, creditworthinness of the counterparty, creditworthiness of the Company, option volatility and currency rates. Where appropriate, valuation adjustments are made to account for various factors such as liquidity risk (bid-ask adjustments), credit quality, model uncertainty and concentration risk. Adjustments for liquidity risk adjust model derived mid-market levels of Level 2 and Level 3 financial instruments for the bid-mid or mid-ask spread required to properly reflect the exit price of a risk position. Bid-mid and mid-ask spreads are marked to levels observed in trade activity, broker quotes or other external third-party data. Where these spreads are unobservable for the particular position in question, spreads are derived from observable levels of similar positions. The Company applies credit-related valuation adjustments to its short-term and long-term borrowings (primarily structured notes) for which the fair value option was elected and to OTC derivatives. The Company considers the impact of changes in its own credit spreads based upon observations of the Company’s secondary bond market spreads when measuring the fair value for short-term and long-term borrowings. For OTC derivatives, the impact of changes in both the Company’s and the counterparty’s credit standing is considered when measuring fair

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value. In determining the expected exposure, the Company simulates the distribution of the future exposure to a counterparty, then applies market-based default probabilities to the future exposure, leveraging external third-party credit default swap (“CDS”) spread data. Where CDS spread data are unavailable for a specific counterparty, bond market spreads, CDS spread data based on the counterparty’s credit rating or
CDS spread data that reference a comparable counterparty may be utilized. The Company also considers collateral held and legally enforceable master netting agreements that mitigate the Company’s exposure to each counterparty. Adjustments for model uncertainty are taken for positions whose underlying models are reliant on significant inputs that are neither directly nor indirectly observable, hence requiring reliance on established theoretical concepts in their derivation. These adjustments are derived by making assessments of the possible degree of variability using statistical approaches and market-based information where possible. The Company generally subjects all valuations and models to a review process initially and on a periodic basis thereafter. The Company may apply a concentration adjustment to certain of its OTC derivatives portfolios to reflect the additional cost of closing out a particularly large risk position. Where possible, these adjustments are based on observable market information but in many instances significant judgment is required to estimate the costs of closing out concentrated risk positions due to the lack of liquidity in the marketplace.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

Corporate Loans and Lending Commitments.    The fair value of corporate loans is determined using recently executed transactions, market price quotations (where observable), implied yields from comparable debt, and market observable credit default swap spread levels obtained from independent external parties such as vendors and brokers adjusted for any basis difference between cash and derivative instruments, along with proprietary valuation models and default recovery analysis where such transactions and quotations are unobservable. The fair value of contingent corporate lending commitments is determined by using executed transactions on comparable loans and the anticipated market price based on pricing indications from syndicate banks and customers. The valuation of loans and lending commitments also takes into account fee income that is considered an attribute of the contract. Corporate loans and lending commitments are categorized in Level 2 of the fair value hierarchy except in instances where prices or significant spread inputs are unobservable, in which case they are categorized in Level 3 of the fair value hierarchy.

•

Mortgage Loans.    Mortgage loans are valued using observable prices based on transactional data for identical or comparable instruments, when available. Where observable prices are not available, the Company estimates fair value based on benchmarking to prices and rates observed in the primary market for similar loan or borrower types or based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved or a methodology that utilizes the capital structure and credit spreads of recent comparable securitization transactions. Mortgage loans valued based on observable transactional data for identical or comparable instruments are categorized in Level 2 of the fair value hierarchy. Where observable prices are not available, due to the subjectivity involved in the comparability assessment related to mortgage loan vintage, geographical concentration, prepayment speed and projected loss assumptions, mortgage loans are categorized in
Level 3 of the fair value hierarchy.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investments.

•

The Company’s investments include investments in private equity funds, real estate funds, hedge funds and direct investments in equity securities.
Direct investments are presented in the fair value hierarchy table as Principal investments and Other. Initially, the transaction price is generally considered by the Company as the exit price and is the Company’s best estimate of fair value.

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

Securities Available for Sale.

•

Securities available for sale are composed of U.S. government and agency securities, including U.S. Treasury securities, agency-issued debt, agency mortgage pass-through securities and collateralized mortgage obligations. Actively traded U.S. Treasury securities and non-callable agency-issued debt securities are generally categorized in Level 1 of the fair value hierarchy. Callable agency-issued debt securities, agency mortgage pass-through securities and collateralized mortgage obligations are generally categorized in Level 2 of the fair value hierarchy. For further information on securities available for sale, see Note 4.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2011

Quoted Prices
in Active Markets for Identical Assets (Level 1)

Significant Observable Inputs (Level
2)

Significant Unobservable Inputs (Level
3)

Counterparty and Cash Collateral Netting

Balance at March 31, 2011

(dollars in millions)

Assets

Financial instruments owned:

U.S. government and agency securities:

U.S. Treasury securities

$
15,174

$
21

$
—

$
—

$
15,195

U.S. agency securities

4,253

27,121

57

—

31,431

Total U.S. government and agency securities

19,427

27,142

57

—

46,626

Other sovereign government obligations

30,494

8,258

126

—

38,878

Corporate and other debt:

State and municipal securities

—

3,370

4

—

3,374

Residential mortgage-backed securities

—

3,572

361

—

3,933

Commercial mortgage-backed securities

—

2,782

132

—

2,914

Asset-backed securities

—

2,355

—

—

2,355

Corporate bonds

—

40,454

1,366

—

41,820

Collateralized debt obligations

—

1,961

1,593

—

3,554

Loans and lending commitments

—

16,757

11,218

—

27,975

Other debt

—

2,369

165

—

2,534

Total corporate and other debt

—

73,620

14,839

—

88,459

Corporate equities(1)

64,037

2,503

502

—

67,042

Derivative and other contracts:

Interest rate contracts

1,578

534,820

5,767

—

542,165

Credit contracts

—

85,999

13,012

—

99,011

Foreign exchange contracts

—

58,336

389

—

58,725

Equity contracts

1,577

38,555

1,043

—

41,175

Commodity contracts

6,829

57,540

1,056

—

65,425

Other

—

119

143

—

262

Netting(2)

(8,337
)

(677,036
)

(11,186
)

(60,291
)

(756,850
)

Total derivative and other contracts

1,647

98,333

10,224

(60,291
)

49,913

Investments:

Private equity funds

—

—

2,006

—

2,006

Real estate funds

—

6

1,251

—

1,257

Hedge funds

—

666

871

—

1,537

Principal investments

269

193

3,057

—

3,519

Other

191

160

398

—

749

Total investments

460

1,025

7,583

—

9,068

Physical commodities

—

8,126

—

—

8,126

Total financial instruments owned

116,065

219,007

33,331

(60,291
)

308,112

Securities available for sale:

U.S. government and agency securities

15,157

12,576

—

—

27,733

Securities received as collateral

13,007

154

—

—

13,161

Intangible assets(3)

—

—

144

—

144

Liabilities

Deposits

$
—

$
2,848

$
—

$
—

$
2,848

Commercial paper and other short-term borrowings

—

1,653

4

—

1,657

Financial instruments sold, not yet purchased:

U.S. government and agency securities:

U.S. Treasury securities

29,260

4

—

—

29,264

U.S. agency securities

2,147

77

—

—

2,224

Total U.S. government and agency securities

31,407

81

—

—

31,488

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quoted Prices in Active Markets for Identical
Assets (Level 1)

Significant Observable Inputs (Level
2)

Significant Unobservable Inputs (Level
3)

Counterparty and Cash Collateral Netting

Balance at March 31, 2011

(dollars in millions)

Other sovereign government obligations

19,784

3,349

—

—

23,133

Corporate and other debt:

State and municipal securities

—

4

—

—

4

Asset-backed securities

—

7

—

—

7

Corporate bonds

—

9,421

150

—

9,571

Collateralized debt obligations

—

—

2

—

2

Unfunded lending commitments

—

435

171

—

606

Other debt

—

73

180

—

253

Total corporate and other debt

—

9,940

503

—

10,443

Corporate equities(1)

25,713

899

9

—

26,621

Derivative and other contracts:

Interest rate contracts

1,366

508,086

5,825

—

515,277

Credit contracts

—

80,208

6,933

—

87,141

Foreign exchange contracts

—

60,507

343

—

60,850

Equity contracts

1,663

43,003

1,688

—

46,354

Commodity contracts

7,477

59,024

726

—

67,227

Other

—

581

651

—

1,232

Netting(2)

(8,337
)

(677,036
)

(11,186
)

(36,937
)

(733,496
)

Total derivative and other contracts

2,169

74,373

4,980

(36,937
)

44,585

Total financial instruments sold, not yet purchased

79,073

88,642

5,492

(36,937
)

136,270

Obligation to return securities received as collateral

17,915

154

—

—

18,069

Securities sold under agreements to repurchase

—

538

352

—

890

Other secured financings

—

7,447

605

—

8,052

Long-term borrowings

21

42,180

1,374

—

43,575

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

Transfers Between Level 1 and Level 2 During the Quarter Ended March 31, 2011.

Financial instruments owned—Derivative and other contracts and Financial instruments sold, not yet purchased—Derivative and other contracts.    During the quarter
ended March 31, 2011, the Company reclassified approximately $0.6 billion of derivative assets and approximately $0.8 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on quoted prices from the exchange.

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

The following tables present additional information
about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2011 and 2010, respectively. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three
Months Ended March 31, 2011

Beginning Balance at December 31, 2010

Total Realized and Unrealized Gains (Losses)(1)

Purchases

Sales

Issuances

Settlements

Net Transfers

Ending Balance at March 31, 2011

Unrealized Gains (Losses)
for Level 3 Assets/ Liabilities Outstanding at March 31, 2011(2)

(dollars in millions)

Assets

Financial instruments owned:

U.S. agency securities

$
13

$
—

$
103

$
(52
)

$
—

$
—

$
(7
)

$
57

$
—

Other sovereign government obligations

73

—

59

—

—

—

(6
)

126

—

Corporate and other debt:

State and municipal securities

110

(1
)

4

(96
)

—

—

(13
)

4

—

Residential mortgage-backed securities

319

(58
)

198

(183
)

—

(1
)

86

361

(21
)

Commercial mortgage-backed securities

188

16

9

(30
)

—

—

(51
)

132

10

Asset-backed securities

13

—

12

(19
)

—

—

(6
)

—

—

Corporate bonds

1,368

33

255

(215
)

—

—

(75
)

1,366

55

Collateralized debt obligations

1,659

254

355

(595
)

—

(36
)

(44
)

1,593

93

Loans and lending commitments

11,666

386

1,023

(643
)

—

(1,024
)

(190
)

11,218

382

Other debt

193

(6
)

1

(22
)

—

—

(1
)

165

(16
)

Total corporate and other debt

15,516

624

1,857

(1,803
)

—

(1,061
)

(294
)

14,839

503

Corporate equities

484

(53
)

101

(98
)

—

—

68

502

(18
)

Net derivatives and other contracts(3):

Interest rate contracts

424

169

1

—

(663
)

(114
)

125

(58
)

100

Credit contracts

6,594

(673
)

128

—

(152
)

71

111

6,079

(245
)

Foreign exchange contracts

46

(124
)

—

—

—

127

(3
)

46

(100
)

Equity contracts

(762
)

75

65

(12
)

(85
)

15

59

(645
)

75

Commodity contracts

188

(9
)

161

—

(132
)

85

37

330

(4
)

Other

(913
)

209

—

—

(5
)

205

(4
)

(508
)

203

Total net derivative and other contracts

5,577

(353
)

355

(12
)

(1,037
)

389

325

5,244

29

Investments:

Private equity funds

1,986

107

32

(190
)

—

—

71

2,006

95

Real estate funds

1,176

64

14

(3
)

—

—

—

1,251

102

Hedge funds

901

(9
)

135

(189
)

—

—

33

871

(9
)

Principal investments

3,131

66

202

(301
)

—

—

(41
)

3,057

(85
)

Other

560

8

1

(14
)

—

—

(157
)

398

3

Total investments

7,754

236

384

(697
)

—

—

(94
)

7,583

106

Securities received as collateral

1

—

—

(1
)

—

—

—

—

—

Intangible assets

157

(15
)

3

(1
)

—

—

—

144

(14
)

Liabilities

Deposits

$
16

$
2

$
—

$
—

$
—

$
(14
)

$
—

$
—

$
—

Commercial paper and other short-term borrowings

2

—

—

—

4

(2
)

—

4

—

Financial instruments sold, not yet purchased:

Corporate and other debt:

Corporate bonds

44

1

(27
)

155

—

—

(21
)

150

8

Collateralized debt obligations

—

1

—

3

—

—

—

2

1

Unfunded lending commitments

263

92

—

—

—

—

—

171

92

Other debt

194

—

—

—

—

—

(14
)

180

—

Total corporate and other debt

501

94

(27
)

158

—

—

(35
)

503

101

Corporate equities

15

(1
)

(8
)

1

—

—

—

9

—

Obligation to return securities received as collateral

1

—

(1
)

—

—

—

—

—

—

Securities sold under agreements to repurchase

351

(2
)

—

—

—

(1
)

—

352

(2
)

Other secured financings

1,016

(12
)

—

—

—

(117
)

(306
)

605

(12
)

Long-term borrowings

1,316

(84
)

—

—

141

(180
)

13

1,374

(83
)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for
$236 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.

(2)
Amounts represent unrealized gains (losses) for the quarter ended March 31, 2011 related to assets and liabilities still outstanding at March 31, 2011.

(3)
Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on Derivative instruments and hedging activities, see Note 10.

Financial instruments owned—Corporate and other debt.    During the quarter ended March 31, 2011, the Company reclassified approximately $1.6 billion of certain
Corporate and other debt, primarily corporate loans, from Level 3 to Level 2. The Company reclassified the corporate loans as external prices and/or spread inputs for these instruments became observable.

The Company also reclassified approximately $1.3 billion of certain Corporate and other debt from Level 2 to Level 3. The reclassifications were primarily related to corporate loans and were generally due to a reduction in market price quotations for these or comparable instruments, or a lack of available broker quotes, such that unobservable inputs had to be utilized for the fair value measurement of these instruments.

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

Net Transfers

Ending Balance at March 31, 2010

Unrealized Gains (Losses) for Level
3 Assets/ Liabilities Outstanding at March 31, 2010(2)

(dollars in millions)

Assets

Financial instruments owned:

U.S. agency securities

$
36

$
—

$
(35
)

$
—

$
1

$
—

Other sovereign government obligations

3

2

76

(1
)

80

1

Corporate and other debt:

State and municipal securities

713

(18
)

(297
)

—

398

1

Residential mortgage-backed securities

818

24

(220
)

3

625

19

Commercial mortgage-backed securities

1,573

109

(860
)

(43
)

779

42

Asset-backed securities

591

1

(440
)

(3
)

149

10

Corporate bonds

1,038

(55
)

128

34

1,145

(48
)

Collateralized debt obligations

1,553

133

(171
)

(3
)

1,512

121

Loans and lending commitments

12,506

155

572

270

13,503

143

Other debt

1,662

252

8

(1
)

1,921

244

Total corporate and other debt

20,454

601

(1,280
)

257

20,032

532

Corporate equities

536

70

(7
)

(63
)

536

56

Net derivative and other contracts:

Interest rate contracts

387

9

7

(19
)

384

1

Credit contracts

8,824

(434
)

96

(534
)

7,952

(352
)

Foreign exchange rate contracts

254

(285
)

201

36

206

(308
)

Equity contracts

(689
)

(96
)

58

26

(701
)

(88
)

Commodity contracts

7

(25
)

108

—

90

83

Other

(437
)

(147
)

4

1

(579
)

(113
)

Total net derivative and other contracts(3)

8,346

(978
)

474

(490
)

7,352

(777
)

Investments

7,613

56

19

(142
)

7,546

50

Securities received as collateral

23

—

(23
)

—

—

—

Intangible assets

137

38

—

—

175

30

Liabilities

Deposits

$
24

$
1

$
—

$
(8
)

$
15

$
1

Commercial paper and other short-term borrowings

—

—

300

—

300

—

Financial instruments sold, not yet purchased:

Corporate and other debt:

Asset-backed securities

4

—

—

—

4

—

Corporate bonds

29

(42
)

(79
)

25

17

(36
)

Collateralized debt obligations

3

—

(3
)

—

—

—

Unfunded lending commitments

252

(32
)

(71
)

—

213

(29
)

Other debt

431

25

(76
)

(13
)

317

Total corporate and other debt

719

(49
)

(229
)

12

551

(41
)

Corporate equities

4

(1
)

5

3

13

—

Obligation to return securities received as collateral

23

—

(23
)

—

—

—

Other secured financings

1,532

(104
)

175

—

1,811

(104
)

Long-term borrowings

6,865

5

45

(177
)

6,728

5

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

Fair
Value of Investments that Calculate Net Asset Value.

The Company’s Investments measured at fair value were $9,068 million and
$9,752 million at March 31, 2011 and December 31, 2010, respectively. The following table presents information solely about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on net asset value at March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011

At December 31, 2010

Fair Value

Unfunded Commitment

Fair Value

Unfunded Commitment

(dollars in millions)

Private equity funds

$
1,968

$
1,111

$
1,947

$
1,047

Real estate funds

1,225

552

1,154

500

Hedge funds(1):

Long-short equity hedge funds

877

4

1,046

4

Fixed income/credit-related hedge funds

304

—

305

—

Event-driven hedge funds

196

—

143

—

Multi-strategy hedge funds

161

—

140

—

Total

$
4,731

$
1,667

$
4,735

$
1,551

(1)
Fixed income/credit-related hedge funds, event-driven hedge funds, and multi-strategy hedge funds are redeemable at least on a six-month period basis primarily with a notice period of 90 days or less. At March 31, 2011, approximately 57% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 20% is redeemable every six months and 23% of these funds have a redemption frequency of greater than six months. At December 31, 2010, approximately 49% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 24% is redeemable every six months and 27% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds is primarily greater than 90 days.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Private Equity Funds.    Amount includes several private equity funds that
pursue multiple strategies including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments, and mezzanine capital. In addition, the funds may be structured with a focus on specific domestic or foreign geographic regions. These investments are generally not redeemable with the funds. Instead, the nature of the investments in this category is that distributions are received through the liquidation of the underlying assets of the fund. At March 31, 2011, it is estimated that 6% of the fair value of the funds will be liquidated in the next five years, another 36% of the fair value of the funds will be liquidated between five to 10 years and the remaining 58% of the fair value of the funds have a remaining life of greater than 10 years.

Real Estate Funds.    Amount includes several real estate funds that
invest in real estate assets such as commercial office buildings, retail properties, multi-family residential properties, developments or hotels. In addition, the funds may be structured with a focus on specific geographic domestic or foreign regions. These investments are generally not redeemable with the funds. Distributions from each fund will be received as the underlying investments of the funds are liquidated. At March 31, 2011, it is estimated that 19% of the fair value of the funds will be liquidated within the next five years, another 33% of the fair value of the funds will be liquidated between five to 10 years and the remaining 48% of the fair value of the funds have a remaining life of greater than 10 years.

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

•

Long-short Equity Hedge Funds.    Amount includes investments in hedge funds that invest, long or short, in equities. Equity value and growth hedge funds purchase stocks perceived to be undervalued and sell stocks perceived to be overvalued. Investments representing approximately 22% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for 100% of investments subject to lock-up restrictions ranged from one to three years at March 31, 2011. Investments representing approximately 23% of the fair value of the investments in long-short equity hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for 100% of investments subject to an exit restriction was primarily two years or less at March 31, 2011.

•

Fixed Income/Credit-Related Hedge Funds.    Amount includes investments in hedge funds that employ long-short, distressed or relative value strategies in order to benefit from investments in undervalued or overvalued securities that are primarily debt or credit related. At March 31, 2011, investments representing approximately 18% of the fair value of the investments in fixed income/credit-related hedge funds cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments was two years or less at March 31, 2011.

•

Event-Driven Hedge Funds.    Amount includes investments in hedge funds that invest in event-driven situations such as mergers, hostile takeovers, reorganizations, or leveraged buyouts. This may involve the simultaneous purchase of stock in companies being acquired and the sale of stock in its acquirer, hoping to profit from the spread between the current market price and the ultimate purchase price of the target company. At March 31, 2011, investments representing approximately 37% of the value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments was two years or less at March 31, 2011.

•

  Multi-strategy Hedge Funds.    Amount includes investments in hedge funds that pursue multiple strategies to realize short-
and long-term gains. Management of the hedge funds has the ability to

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

overweight or underweight different strategies to best capitalize on current investment opportunities. At March 31, 2011, investments representing approximately 35% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for 72% of investments subject to lock-ups was two years or less at
March 31, 2011. The remaining restriction period for the other 28% of investments subject to lock-up restrictions was greater than three years at March 31, 2011. Investments representing approximately 23% of the fair value of investments in multi-strategy hedge funds cannot be redeemed currently because of an exit restriction that has been imposed by the hedge fund manager. The restriction period for 100% of investments subject to an exit restriction was indefinite at March 31,
2011.

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models. The following tables present net gains (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarters ended March 31, 2011 and 2010, respectively.

Principal Transactions- Trading

Interest Expense

Gains (Losses) Included in Net Revenues

(dollars in millions)

Three Months Ended March 31, 2011

Deposits

$
13

$
(30
)

$
(17
)

Commercial paper and other short-term borrowings

(5
)

—

(5
)

Long-term borrowings

(1,266
)

(290
)

(1,556
)

Securities sold under agreements to repurchase

(2
)

—

(2
)

Three Months Ended March 31, 2010

Deposits

$
(25
)

$
(47
)

$
(72
)

Commercial paper and other short-term borrowings

13

—

13

Long-term borrowings

(366
)

(202
)

(568
)

In addition to the amounts in the above
table, as discussed in Note 2 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K, all of the instruments within Financial instruments owned or Financial instruments sold, not yet purchased are measured at fair value, either through the election of the fair value option, or as required by other accounting guidance.

The following
tables present information on the Company’s short-term and long-term borrowings (primarily structured notes), loans and unfunded lending commitments for which the fair value option was elected.

Gains (Losses) due to Changes in Instrument Specific Credit Spreads

Three Months Ended March
31,

2011

2010

(dollars in millions)

Short-term and long-term borrowings(1)

$
(189
)

$
54

Loans(2)

140

316

Unfunded lending commitments(3)

10

(21
)

(1)
The change in the fair value of short-term and long-term borrowings (primarily structured notes) includes an adjustment to reflect the credit quality of the Company based upon observations of the Company’s secondary bond market spreads.

(2)
Instrument-specific credit gains were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.

(3)
Gains (losses) were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period end.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount by Which Contractual Principal Amount Exceeds Fair Value

At March 31, 2011

At December 31, 2010

(dollars in billions)

Short-term and long-term borrowings(1)

$
1.1

$
0.6

Loans(2)

23.6

24.3

Loans 90 or more days past due and/or on non-accrual status(2)(3)

21.2

21.2

(1)
These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.

(2)
The majority of this difference between principal and fair value amounts emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.

(3)
The aggregate fair value of loans that were in non-accrual status, which includes all loans 90 or more days past due, was $2.7 billion and $2.2 billion at
March 31, 2011 and December 31, 2010, respectively. The aggregate fair value of loans that were 90 or more days past due was $2.0 billion at both March 31, 2011 and December 31, 2010.

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

The following tables present, by caption on the
condensed consolidated statements of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for the quarters ended
March 31, 2011 and 2010, respectively.

Three Months Ended March 31, 2011.

Fair Value Measurements Using:

Carrying Value at March 31, 2011

Quoted Prices in Active Markets for Identical Assets (Level 1)

Significant Observable Inputs (Level 2)

Significant Unobservable Inputs (Level
3)

Total Gains (Losses) for the Three Months Ended
March 31, 2011(1)

(dollars in millions)

Loans(2)

$
559

$
—

$
46

$
513

$
16

Other investments(3)

77

—

—

77

(9
)

Intangible assets(4)

—

—

—

—

(3
)

Total

$
636

$
—

$
46

$
590

$
4

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no liabilities measured at fair value on a non-recurring basis during the quarter ended
March 31, 2011.

Three Months Ended March 31, 2010.

Fair Value Measurements Using:

Carrying Value at March 31, 2010

Quoted Prices in Active Markets for Identical Assets (Level 1)

Significant Observable Inputs (Level 2)

Significant Unobservable Inputs (Level
3)

Total Losses for the Three Months Ended March 31, 2010(1)

(dollars in millions)

Loans(2)

$
634

$
—

$
—

$
634

$
(3
)

Other investments(3)

17

—

—

17

(5
)

Intangible assets(4)

5

—

—

5

(10
)

Total

$
656

$
—

$
—

$
656

$
(18
)

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

In addition to the losses included in the table above, the Company incurred a loss of approximately $932 million in connection with the planned disposition of Revel, which was included in discontinued operations. The loss primarily related to premises and equipment and was included in discontinued operations (see Note 1). The fair value of Revel, net of estimated costs to sell, included in Premises, equipment and software costs was approximately $240 million at March 31, 2010 and was classified in Level 3. Fair value was determined using discounted cash flow models.

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

The
Company’s long-term borrowings are recorded at amortized amounts unless elected under the fair value option or designated as a hedged item in a fair value hedge. For long-term borrowings not measured at fair value, the fair value of the
Company’s long-term borrowings was estimated using either quoted market prices or discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangements. At March 31, 2011, the carrying value of the Company’s long-term borrowings not measured at fair value was less than $0.1 billion lower than fair value. At
December 31, 2010, the carrying value of the Company’s long-term borrowings not measured at fair value was approximately $1.8 billion higher than fair value.

4.
Securities Available for Sale.

The
following table presents information about the Company’s available for sale (“AFS”) securities:

At March 31, 2011

Amortized Cost

Gross Unrealized Gains

Gross Unrealized Losses

Other-than- Temporary Impairment

Fair Value

(dollars in millions)

Debt securities available for sale:

U.S. government and agency securities:

U.S. Treasury securities

$
13,537

$
149

$
40

$
—

$
13,646

U.S. agency securities

14,194

15

122

—

14,087

Total U.S. government and agency securities

$
27,731

$
164

$
162

$
—

$
27,733

At December 31, 2010

Amortized Cost

Gross Unrealized Gains

Gross Unrealized Losses

Other-than- Temporary Impairment

Fair Value

(dollars in millions)

Debt securities available for sale:

U.S. government and agency securities:

U.S. Treasury securities

$
18,812

$
199

$
34

$
—

$
18,977

U.S. agency securities

10,774

16

118

—

10,672

Total U.S. government and agency securities

$
29,586

$
215

$
152

$
—

$
29,649

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the fair value of investments in debt securities available for sale that have been in an unrealized loss position:

Less than 12 Months

12 Months or Longer

Total

At March 31, 2011

Fair Value

Gross Unrealized Losses

Fair Value

Gross Unrealized Losses

Fair Value

Gross Unrealized Losses

(dollars in millions)

Debt securities available for sale:

U.S. government and agency securities:

U.S. Treasury securities

$
2,253

$
40

$
—

$
—

$
2,253

$
40

U.S. agency securities

9,783

122

—

—

9,783

122

Total U.S. government and agency securities

$
12,036

$
162

$
—

$
—

$
12,036

$
162

Less than 12 Months

12 Months or Longer

Total

At December 31, 2010

Fair Value

Gross Unrealized Losses

Fair Value

Gross Unrealized Losses

Fair Value

Gross Unrealized Losses

(dollars in millions)

Debt securities available for sale:

U.S. government and agency securities:

U.S. Treasury securities

$
1,960

$
34

$
—

$
—

$
1,960

$
34

U.S. agency securities

7,736

118

—

—

7,736

118

Total U.S. government and agency securities

$
9,696

$
152

$
—

$
—

$
9,696

$
152

Gross unrealized losses are recorded in Accumulated other comprehensive income.

The Company does not intend to sell these securities or expect to be required to sell these securities prior to recovery of the amortized cost basis. In addition, the Company does not expect these securities to experience a credit loss given the explicit and implicit guarantee provided by the U.S. government. The Company believes that the debt securities with an unrealized loss in Accumulated other comprehensive income were not other-than-temporarily impaired at March 31, 2011 and December 31, 2010.

The following table presents
the amortized cost and fair value of debt securities available for sale by contractual maturity dates at March 31, 2011.

Amortized Cost

Fair Value

Annualized Average Yield

(dollars in millions)

U.S. government and agency securities:

U.S. Treasury securities:

Due within 1 year

$
1,857

$
1,866

0.9
%

After 1 year but through 5 years

11,680

11,780

1.5
%

Total

$
13,537

$
13,646

U.S. agency securities:

Due within 1 year

$
786

$
792

1.1
%

After 1 year but through 5 years

714

719

1.2
%

After 5 years

12,694

12,576

1.5
%

Total

$
14,194

$
14,087

Total U.S. government and agency securities:

$
27,731

$
27,733

1.4
%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information pertaining to sales of debt securities available for sale during the three months ended March 31, 2011 (dollars in millions):

Gross realized gains

$
12

Gross realized losses

$
—

Proceeds of sales of debt securities

$
6,121

Gross realized gains and losses are recognized in Other revenues in the condensed consolidated states of income. There were no sales of AFS securities during the three months ended March 31, 2010.

5.
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
Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations. For these transactions, adherence to the Company’s collateral policies significantly limits the Company’s credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and, if necessary, may sell securities that have not been paid for or purchase securities sold but not delivered from customers. At March 31, 2011 and December 31, 2010, there were approximately $24.6 billion and $18.0 billion, respectively, of customer margin loans outstanding.

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

At March 31, 2011

At December 31, 2010

(dollars in millions)

Financial instruments owned:

U.S. government and agency securities

$
9,126

$
11,513

Other sovereign government obligations

7,988

8,741

Corporate and other debt

12,198

12,333

Corporate equities

24,219

21,919

Total

$
53,531

$
54,506

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
In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the condensed consolidated statements of financial condition. At March 31, 2011 and December 31, 2010, the fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $577 billion and $537 billion, respectively, and the fair value of the portion that had been sold or repledged was $430 billion and $390 billion, respectively.

At March 31, 2011 and
December 31, 2010, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

At March 31, 2011

At December 31, 2010

(dollars in millions)

Cash deposited with clearing organizations or segregated under federal and other regulations or requirements

$
21,932

$
19,180

Securities(1)

15,486

18,935

Total

$
37,418

$
38,115

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.
Variable Interest Entities and Securitization Activities.

The Company is involved with various SPEs in the normal course of business. In most cases, these entities are deemed to be VIEs.

The Company applies accounting guidance for consolidation of VIEs to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Excluding entities subject to the Deferral (as defined in Note 2 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K), the primary beneficiary of a VIE is the party that both (1) has the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (2) has an obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. The Company consolidates entities of which it is the primary beneficiary.

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

The power to
make the most significant economic decisions may take a number of different forms in different types of VIEs. The Company considers servicing or collateral management decisions as representing the power to make the most significant economic decisions in transactions such as securitizations or collateral debt obligations.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other secured financings in the condensed consolidated statements of financial condition. The Company includes assets held by consolidated VIEs included in other structured financings in the tables below primarily in Premises, equipment and software costs, and Other assets in the condensed consolidated statements of financial condition. Except for consolidated VIEs included in other structured financings, the assets and liabilities are measured at fair value, with changes in fair value reflected in earnings.

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

The
following tables present information at March 31, 2011 and December 31, 2010 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis.

At March 31, 2011

Mortgage and Asset-backed Securitizations

Collateralized Debt Obligations

Managed Real Estate Partnerships

Other Structured Financings

Other

(dollars in millions)

VIE assets

$
3,154

$
125

$
2,078

$
699

$
3,467

VIE liabilities

$
2,332

$
94

$
103

$
2,626

$
1,122

At December 31, 2010

Mortgage and Asset-Backed Securitizations

Collateralized Debt Obligations

Managed Real Estate Partnerships

Other Structured Financings

Other

(dollars in millions)

VIE assets

$
3,362

$
129

$
2,032

$
643

$
2,584

VIE liabilities

$
2,544

$
68

$
108

$
2,571

$
1,219

In general, the Company’s exposure to
loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s liabilities. At March 31, 2011 and
December 31, 2010, managed real estate partnerships reflected noncontrolling interests in the Company’s condensed consolidated financial statements of $1,536 million and $1,508 million, respectively. The Company also had additional maximum exposure to losses of approximately $478 million and $884 million at March 31, 2011 and December 31, 2010, respectively. This additional exposure related primarily to certain derivatives (e.g., credit derivatives in which the Company has sold protection to synthetic collateralized debt obligations, typically for the most senior tranche, instead of purchasing senior securities) and commitments, guarantees and other forms of involvement.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information about certain non-consolidated VIEs in which the Company had variable interests at March 31, 2011 and December 31, 2010, respectively. The tables include all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria.

At March 31, 2011

Mortgage and Asset-Backed Securitizations

Collateralized Debt Obligations

Municipal Tender Option Bonds

Other Structured Financings

Other

(dollars in millions)

VIE assets that the Company does not consolidate (unpaid principal balance)(1)

$
263,119

$
40,747

$
6,946

$
2,084

$
6,121

Maximum exposure to loss:

Debt and equity interests(2)

$
7,825

$
1,102

$
169

$
1,024

$
1,748

Derivative and other contracts

120

920

4,346

—

1,738

Commitments, guarantees and other

—

456

—

809

328

Total maximum exposure to loss

$
7,945

$
2,478

$
4,515

$
1,833

$
3,814

Carrying value of exposure to loss—Assets:

Debt and equity interests(2)

$
7,825

$
1,102

$
169

$
726

$
1,748

Derivative and other contracts

115

731

—

—

414

Total carrying value of exposure to loss—Assets

$
7,940

$
1,833

$
169

$
726

$
2,162

Carrying value of exposure to loss—Liabilities:

Derivative and other contracts

$
17

$
108

$
—

$
—

$
23

Commitments, guarantees and other

—

427

—

17

302

Total carrying value of exposure to loss—Liabilities

$
17

$
535

$
—

$
17

$
325

(1)
Mortgage and asset-backed securitizations include VIE assets as follows: $40.1 billion of residential mortgages; $173.2 billion of commercial mortgages; $28.8 billion of U.S. agency collateralized mortgage obligations; and $21.0 billion of other consumer or commercial loans.

(2)
Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $1.9 billion of residential mortgages; $2.0 billion of commercial mortgages;
$2.7 billion of U.S. agency collateralized mortgage obligations; and $1.2 billion of other consumer or commercial loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Securitization transactions generally involve VIEs. The Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $4.8 billion at March 31, 2011. These securities were either retained in connection with

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transfers of assets by the Company or acquired in connection with secondary market-making activities. Securities issued by securitization SPEs consist of $1.9 billion of securities backed primarily by residential mortgage loans, $0.6 billion of securities backed by U.S. agency collateralized mortgage obligations, $0.8 billion of securities backed by commercial mortgage loans, $0.9 billion of securities backed by collateralized debt obligations or collateralized loan obligations and $0.6 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. The Company’s primary risk exposure is to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Financial instruments owned—Corporate and other debt and are measured at fair value.
The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Company’s maximum exposure to loss generally equals the fair value of the securities owned.

The Company’s transactions with VIEs primarily includes securitizations, municipal tender option bond trusts, credit protection purchased through CLNs, other structured financings, collateralized loan and debt obligations, equity-linked notes, managed real estate partnerships and asset management investment funds. Such activities are described in Note 7 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K.

Transfers of Assets with
Continuing Involvement.

The following tables present information at March 31, 2011 regarding transactions with SPEs in which the
Company, acting as principal, transferred assets with continuing involvement and received sales treatment.

At March 31, 2011

Residential Mortgage Loans

Commercial Mortgage Loans

U.S. Agency Collateralized Mortgage Obligations

Credit- Linked Notes and Other

(dollars in millions)

SPE assets (unpaid principal balance)(1)

$
47,089

$
89,033

$
29,314

$
19,303

Retained interests (fair value):

Investment grade

$
38

$
110

$
1,786

$
3

Non-investment grade

345

56

—

2,525

Total retained interests (fair value)

$
383

$
166

$
1,786

$
2,528

Interests purchased in the secondary market (fair value):

Investment grade

$
67

$
307

$
145

$
433

Non-investment grade

317

103

86

Total interests purchased in the secondary market (fair value)

$
384

$
410

$
231

$
468

Derivative assets (fair value)

$
55

$
1,095

$
—

$
295

Derivative liabilities (fair value)

$
34

$
—

$
—

$
242

(1)
Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2011

Level 1

Level 2

Level 3

Total

(dollars in millions)

Retained interests (fair value):

Investment grade

$
—

$
1,921

$
16

$
1,937

Non-investment grade

—

160

2,766

2,926

Total retained interests (fair value)

$
—

$
2,081

$
2,782

$
4,863

Interests purchased in the secondary market (fair value):

Investment grade

$
—

$
951

$
1

$
952

Non-investment grade

—

324

217

541

Total interests purchased in the secondary market (fair value)

$
—

$
1,275

$
218

$
1,493

Derivative assets (fair value)

$
—

$
902

$
543

$
1,445

Derivative liabilities (fair value)

$
—

$
244

$
32

$
276

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net gains on sales of assets in securitization transactions at the time of the sale were not material in the quarters ended March 31, 2011 and 2010.

During the quarters ended March 31, 2011 and 2010, the Company received proceeds from new securitization transactions of $7.9 billion and $5 billion, respectively. During the quarters ended March 31, 2011 and 2010, the Company received proceeds from cash flows from retained interests in securitization transactions of $2.4 billion and $1.2 billion, respectively.

The Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company (see Note 11).

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the carrying value of assets and liabilities resulting from transfers of assets treated by the Company as secured financings:

At March 31, 2011

At December 31, 2010

Assets

Liabilities

Assets

Liabilities

(dollars in millions)

Commercial Mortgage Loans

$
112

$
112

$
128

$
124

Credit-Linked Notes

710

670

784

781

Equity-Linked Transactions

1,896

1,859

1,618

1,583

Other

131

131

62

61

Mortgage Servicing Activities.

Mortgage Servicing Rights.     The Company may retain servicing rights to certain mortgage loans that are sold. These transactions create an asset referred to as MSRs, which totaled approximately $144 million and $157 million at March 31, 2011 and December 31, 2010, respectively, and are included within Intangible assets and carried at fair value in the condensed consolidated statements of financial condition.

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

The Company provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets and are recorded at cost. Advances at March 31, 2011 and December 31, 2010 totaled approximately $1.4 billion and $1.5 billion, respectively, net of allowance of $5 million and $10 million at March 31, 2011 and December 31, 2010, respectively.

The following tables present information about the Company’s mortgage servicing activities for SPEs to which the Company transferred loans at March 31, 2011 and December 31, 2010:

At March 31, 2011

Residential Mortgage Unconsolidated SPEs

Residential Mortgage Consolidated SPEs

Commercial Mortgage Unconsolidated SPEs

Commercial Mortgage Consolidated SPEs

(dollars in millions)

Assets serviced (unpaid principal balance)

$
10,306

$
2,287

$
7,241

$
2,096

Amounts past due 90 days or greater (unpaid principal balance)(1)

$
3,568

$
408

$
—

$
—

Percentage of amounts past due 90 days or greater(1)

34.6
%

17.9
%

—

—

Credit losses

$
155

$
9

$
—

$
—

(1)
Amount includes loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2010

Residential Mortgage Unconsolidated SPEs

Residential Mortgage Consolidated SPEs

Commercial Mortgage Consolidated SPEs

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

The Company also serviced residential and commercial mortgage loans for SPEs sponsored by unrelated parties with unpaid principal balances totaling $13 billion at both March 31, 2011 and December 31, 2010.

7.
Financing Receivables.

Loans held for
investment.

The Company’s loans held for investment are recorded at amortized cost and classified as Loans in the condensed consolidated statements of financial condition.

The Company’s loans held for investment at March 31, 2011 and December 31,
2010 included the following:

At March 31, 2011

At December 31, 2010

(dollars in millions)

Commercial and industrial

$
4,133

$
4,054

Consumer loans

4,093

3,974

Residential real estate loans

2,631

1,915

Wholesale real estate loans

646

468

Total loans held for investment(1)

$
11,503

$
10,411

(1)
Amounts are net of allowances of $45 million and $82 million at March 31, 2011 and December 31, 2010, respectively.

The above table does not include loans held for sale of $379 million and $165 million at March 31, 2011 and December 31, 2010, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2011, the Company collectively evaluated for impairment gross commercial and industrial loans, consumer loans, residential real estate loans and wholesale real estate loans of $3,949 million, $4,020 million, $2,632 million and $324 million, respectively. The Company individually evaluated for impairment gross commercial and industrial loans, consumer and wholesale real estate loans of $210 million, $74 million and $339 million, respectively. Commercial and industrial loans of approximately $80 million and wholesale real estate loans of approximately $76 million were impaired at March 31, 2011. Approximately 99% of the Company’s loan portfolio was current at March 31, 2011.

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

The Company assigned an internal grade of “doubtful” to certain commercial asset-backed and wholesale real estate loans totaling $249 million and $500 million at March 31, 2011 and December 31, 2010, respectively. Doubtful loans can be classified as current if the borrower is making payments in accordance with the loan agreement. The Company assigned an internal grade of
“pass” to the majority of the remaining loans.

For a description of the Company’s loan portfolio and credit quality indicators utilized in its credit monitoring process, see Note 8 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K.

Employee Loans.

Employee loans are granted primarily in conjunction with a program established in the Global Wealth Management Group business segment to retain and recruit certain employees. These loans are recorded in Receivables—Fees, interest and other in the condensed consolidated statements of financial condition. These loans are full recourse, require periodic payments and have repayment terms ranging from four to 12 years. The Company establishes a reserve for loan amounts it does not consider recoverable from terminated employees, which is recorded in
Compensation and benefits expense. At March 31, 2011, the Company had $5,488 million of employee loans, net of an allowance of approximately $100 million. At December 31, 2010, the Company had $5,831 million of employee loans, net of an allowance of approximately $111 million.

Collateralized Transactions.

In certain instances, the Company enters into reverse repurchase agreements and securities borrowed transactions to acquire securities to cover short positions, to settle other securities obligations and to accommodate customers’ needs. The Company also engages in securities financing transactions for customers through margin lending (see Note 5).

Servicing Advances.

As part of its servicing activities, the Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed (see Note 6).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.
Goodwill and Net Intangible Assets.

The
Company tests goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level, which is generally at the level of or one level below its business segments. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective book value. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below book value, however, further analysis is required to determine the amount of the impairment. Additionally, if the book value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required.

The estimated fair values of the reporting units are
generally determined utilizing methodologies that incorporate price-to-book, price-to-earnings and assets under management multiples of certain comparable companies. The Company also utilizes a discounted cash flow methodology for certain reporting units.

The Company completed its annual goodwill impairment testing as of July 1, 2010. The Company’s testing did not indicate any goodwill impairment. Due to the volatility in the equity markets, the economic outlook and the Company’s common shares trading below book value during the quarters ended December 31, 2010 and March 31, 2011, the Company performed additional impairment testing at December 31, 2010 and March 31, 2011, which did not result in any goodwill impairment. Adverse market or economic events could result in impairment charges in future periods.

Goodwill.

Changes in the
carrying amount of the Company’s goodwill, net of accumulated impairment losses for the quarter ended March 31, 2011, were as follows:

Institutional Securities

Global Wealth Management Group

Asset Management

Total

(dollars in millions)

Goodwill at December 31, 2010(1)

$
383

$
5,616

$
740

$
6,739

Foreign currency translation adjustments and other

4

—

—

4

Goodwill at March 31, 2011(1)

$
387

$
5,616

$
740

$
6,743

(1)
The amount of the Company’s goodwill before accumulated impairments of $700 million at both March 31, 2011 and December 31, 2010, was $7,443 million and
$7,439 million, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Intangible Assets.

Changes in the carrying amount of the Company’s intangible assets for the quarter ended March 31, 2011 were as follows:

Institutional Securities

Global Wealth Management Group

Asset Management

Total

(dollars in millions)

Amortizable net intangible assets at December 31, 2010

$
262

$
3,963

$
5

$
4,230

Mortgage servicing rights (see Note 6)

151

6

—

157

Indefinite-lived intangible assets

—

280

—

280

Net intangible assets at December 31, 2010

$
413

$
4,249

$
5

$
4,667

Amortizable net intangible assets at December 31, 2010

$
262

$
3,963

$
5

$
4,230

Foreign currency translation adjustments and other

17

—

—

17

Amortization expense

(6
)

(81
)

—

(87
)

Impairment losses

—

—

(3
)

(3
)

Amortizable net intangible assets at March 31, 2011

273

3,882

2

4,157

Mortgage servicing rights (see Note 6)

132

12

—

144

Indefinite-lived intangible assets

—

280

—

280

Net intangible assets at March 31, 2011

$
405

$
4,174

$
2

$
4,581

9.
Long-Term Borrowings and Other Secured Financings.

The Company’s long-term borrowings included the following components:

At March 31, 2011

At December 31, 2010

(dollars in millions)

Senior debt

$
187,319

$
183,514

Subordinated debt

3,972

4,126

Junior subordinated debentures

4,845

4,817

Total

$
196,136

$
192,457

During the quarter ended March 31, 2011, the Company issued notes with a principal amount of approximately $14 billion.
During the quarter ended March 31, 2011, approximately $13 billion of notes were repaid.

The weighted average maturity of the
Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.2 years at March 31, 2011 and December 31, 2010.

FDIC’s Temporary Liquidity Guarantee Program.

At March 31, 2011 and
December 31, 2010, the Company had long-term debt outstanding of $19.3 billion and $21.3 billion, respectively, under the Temporary Liquidity Guarantee Program (“TLGP”). The issuance of debt under the TLGP debt expired on
December 31, 2010, but the existing long-term debt outstanding is guaranteed

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

until June 30, 2012. These borrowings are senior unsecured debt obligations of the Company and guaranteed by the FDIC under the TLGP. The FDIC has concluded that the guarantee is backed by the full faith and credit of the U.S. government.

Other Secured Financings.

The Company’s other secured financings consisted of the following:

At March 31, 2011

At December 31, 2010

(dollars in millions)

Secured financings with original maturities greater than one year

$
9,863

$
7,398

Secured financings with original maturities one year or less

323

506

Failed sales(1)

2,772

2,549

Total(2)

$
12,958

$
10,453

(1)
For more information on failed sales, see Note 6.

(2)
Amounts include $8,052 million at fair value at March 31, 2011 and $8,490 million at fair value at December 31, 2010.

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

The Company’s derivative products
consist of the following:

At March 31, 2011

At December 31, 2010

Assets

Liabilities

Assets

Liabilities

(dollars in millions)

Exchange traded derivative products

$
6,016

$
7,746

$
6,099

$
8,553

OTC derivative products

43,897

36,839

45,193

39,249

Total

$
49,913

$
44,585

$
51,292

$
47,802

The Company incurs credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the derivative contracts reported as assets. The fair value of a derivative represents the amount at which the derivative could be exchanged in an

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

orderly transaction between market participants and is further described in Notes 2 and 3.

In connection with its derivative activities, the Company generally enters into master netting agreements and collateral arrangements with counterparties. These agreements provide the Company with the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default.

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at March 31, 2011 and December 31, 2010, respectively. Fair value is presented in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned at March 31, 2011(1)

Years to Maturity

Cross-Maturity and
Cash Collateral Netting(3)

Net Exposure Post-Cash Collateral

Net Exposure Post-Collateral

Credit Rating(2)

Less than 1

1 - 3

3 - 5

Over 5

(dollars in millions)

AAA

$
579

$
1,534

$
1,106

$
9,332

$
(6,166
)

$
6,385

$
6,109

AA

5,899

5,974

4,662

17,111

(24,639
)

9,007

6,519

A

8,418

5,774

6,095

24,014

(31,311
)

12,990

11,403

BBB

3,340

3,043

1,967

5,993

(7,289
)

7,054

5,548

Non-investment grade

3,684

3,043

1,858

4,377

(4,501
)

8,461

6,160

Total

$
21,920

$
19,368

$
15,688

$
60,827

$
(73,906
)

$
43,897

$
35,739

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

1 - 3

3 - 5

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Hedge Accounting.

The Company
applies hedge accounting using various derivative financial instruments to hedge interest rate and foreign exchange risk arising from assets and liabilities not held at fair value as part of asset and liability management and foreign currency exposure management.

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

Net Investment Hedges.     The Company may utilize
forward foreign exchange contracts to manage the currency exposure relating to its net investments in non-U.S. dollar functional currency operations. No hedge ineffectiveness is recognized in earnings since the notional amounts of the hedging instruments equal the portion of the investments being hedged and the currencies being exchanged are the functional currencies of the parent and investee. The gain or loss from revaluing hedges of net investments in foreign operations at the spot rate is deferred and reported within Accumulated other comprehensive income (loss) in Total Equity, net of tax effects. The forward points on the hedging instruments are recorded in Interest income.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
2011

Liabilities at March 31,
2011

Fair Value

Notional

Fair Value

Notional

(dollars in millions)

Derivatives designated as accounting hedges:

Interest rate contracts

$
4,442

$
68,405

$
325

$
11,757

Foreign exchange contracts

57

5,420

293

13,043

Total derivatives designated as accounting hedges

4,499

73,825

618

24,800

Derivatives not designated as accounting hedges(1):

Interest rate contracts

537,723

20,355,888

514,952

20,944,379

Credit contracts

99,011

2,471,756

87,141

2,268,204

Foreign exchange contracts

58,668

1,743,895

60,557

1,713,501

Equity contracts

41,175

625,610

46,354

644,102

Commodity contracts

65,425

450,550

67,227

438,858

Other

262

6,878

1,232

18,964

Total derivatives not designated as accounting hedges

802,264

25,654,577

777,463

26,028,008

Total derivatives

$
806,763

$
25,728,402

$
778,081

$
26,052,808

Cash collateral netting

(53,870
)

—

(30,516
)

—

Counterparty netting

(702,980
)

—

(702,980
)

—

Total derivatives

$
49,913

$
25,728,402

$
44,585

$
26,052,808

(1)
Notional amounts include net notionals related to long and short futures contracts of $84 billion and $79 billion, respectively. The variation margin on these futures contracts (excluded from the table above) of $561 million and $93 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets at December 31,
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

6,635

1,568

16,910

Total derivatives not designated as accounting hedges

892,016

21,121,314

868,976

20,938,436

Total derivatives

$
897,330

$
21,194,645

$
869,573

$
20,960,833

Cash collateral netting

(61,856
)

—

(37,589
)

—

Counterparty netting

(784,182
)

—

(784,182
)

—

Total derivatives

$
51,292

$
21,194,645

$
47,802

$
20,960,833

(1)
Notional amounts include net notionals related to long and short futures contracts of $71 billion and $76 billion, respectively. The variation margin on these futures contracts (excluded from the table above) of $387 million and $1 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the condensed consolidated statements of financial condition.

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for the quarters ended March 31, 2011 and 2010, respectively.

Derivatives
Designated as Fair Value Hedges.

The following table presents gains (losses) reported on derivative instruments and the related hedge item as well as the hedge ineffectiveness included in Interest expense in the condensed consolidated statements of income from interest rate contracts:

Three Months Ended March 31,

Product Type

2011

2010

(dollars in millions)

Gain (loss) recognized on derivatives

$
(1,095
)

$
721

Gain (loss) recognized on borrowings

1,258

(566
)

Total

$
163

$
155

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives Designated as Net Investment Hedges.

Gains Recognized in OCI
(effective portion)

Three Months
Ended March 31,

Product Type

2011

2010

(dollars in millions)

Foreign exchange contracts(1)

$
126

$
220

Total

$
126

$
220

(1)
Losses of $47 million and $36 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarters ended March 31,
2011 and 2010, respectively.

The table below summarizes gains (losses) on derivative instruments not designated as accounting hedges for the quarters ended March 31, 2011 and 2010, respectively:

Gains (Losses) Recognized in Income(1)(2)

Three Months
Ended March 31,

Product Type

2011

2010

(dollars in millions)

Interest rate contracts

$
925

$
620

Credit contracts

(697
)

(597
)

Foreign exchange contracts

(339
)

(157
)

Equity contracts

(1,319
)

(483
)

Commodity contracts

(271
)

551

Other contracts

208

(57
)

Total derivative instruments

$
(1,493
)

$
(123
)

(1)
Gains (losses) on derivative contracts not designated as hedges are primarily included in Principal transactions—Trading.

(2)
Gains (losses) associated with derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Principal transactions—Trading.

The Company also has certain
embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $83 million and $109 million at March 31, 2011 and December 31,
2010, respectively, and a notional of $4,328 million and $4,256 million at March 31, 2011 and December 31, 2010, respectively. The Company recognized losses of $19 million and gains of $13 million related to changes in the fair value of its bifurcated embedded derivatives for the quarters ended March 31, 2011 and 2010, respectively.

At March 31, 2011 and
December 31, 2010, the amount of payables associated with cash collateral received that was netted against derivative assets was $53.9 billion and $61.9 billion, respectively, and the amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $30.5 billion and $37.6 billion, respectively. Cash collateral receivables and payables of $419 million and $105 million, respectively, at March 31, 2011 and $435 million and $37 million, respectively, at December 31, 2010, were not offset against certain contracts that did not meet the definition of a derivative.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit-Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit ratings downgrade. At March 31, 2011 and December 31, 2010, the aggregate fair value of derivative contracts that contain credit-risk-related contingent features that are in a net liability position totaled $29,210 million and $32,567 million, respectively, for which the Company has posted collateral of $22,721 million and $26,904 million, respectively, in the normal course of business. At March 31, 2011 and
December 31, 2010, the amount of additional collateral or termination payments that could be called by counterparties under the terms of such agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was approximately $636 million and $873 million, respectively. Additional collateral or termination payments of approximately $1,454 million and $1,537 million could be called by counterparties in the event of a two-notch downgrade at
March 31, 2011 and December 31, 2010, respectively. Of these amounts, $1,439 million and $1,766 million at March 31, 2011 and December 31, 2010, respectively, related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

Credit Derivatives and Other Credit Contracts.

The Company enters into credit derivatives, principally through credit default swaps, under which it provides counterparties protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Company’s counterparties are banks, broker-dealers, insurance and other financial institutions, and monoline insurers. The table below summarizes certain information regarding protection sold through credit default swaps and other credit contracts at March 31, 2011:

Protection Sold

Maximum Potential Payout/Notional

Fair
Value (Asset)/ Liability(1)(2)

Years to Maturity

Credit Ratings of the Reference Obligation

Less than 1

1-3

3-5

Over 5

Total

(dollars in millions)

Single name credit default swaps:

AAA

$
2,777

$
11,098

$
16,085

$
19,523

$
49,483

$
2,385

AA

12,606

40,370

40,083

36,609

129,668

3,103

A

47,402

126,917

70,230

47,650

292,199

(2,578
)

BBB

74,786

189,203

107,394

78,857

450,240

(4,215
)

Non-investment grade

70,680

168,078

78,345

57,992

375,095

5,674

Total

208,251

535,666

312,137

240,631

1,296,685

4,369

Index and basket credit default swaps:

AAA

17,017

86,153

29,899

28,940

162,009

(2,157
)

AA

412

3,592

3,185

15,787

22,976

199

A

1,617

7,029

54,387

17,213

80,246

1,291

BBB

31,668

103,757

180,379

118,701

434,505

(808
)

Non-investment grade

45,656

112,452

83,756

109,273

351,137

11,147

Total

96,370

312,983

351,606

289,914

1,050,873

9,672

Total credit default swaps sold

$
304,621

$
848,649

$
663,743

$
530,545

$
2,347,558

$
14,041

Other credit contracts(3)(4)

$
65

$
1,177

$
393

$
3,457

$
5,092

$
(1,339
)

Total credit derivatives and other credit contracts

$
304,686

$
849,826

$
664,136

$
534,002

$
2,352,650

$
12,702

(1)
Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below summarizes certain information regarding protection sold through credit default swaps and other credit contracts at December 31, 2010:

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Purchased Credit Protection.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $1.8 trillion at both March 31, 2011 and December 31, 2010, compared with a notional amount of approximately $2.1 trillion and
$2.0 trillion, at March 31, 2011 and December 31, 2010, respectively, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations. The Company may also purchase credit protection to economically hedge loans and lending commitments. In total, not considering whether the underlying reference obligations are identical, the
Company has purchased credit protection of $2.4 trillion with a positive fair value of $26 billion compared with $2.3 trillion of credit protection sold with a negative fair value of $14 billion at March 31, 2011. In total, not considering whether the underlying reference obligations are identical, the Company has purchased credit protection of $2.3 trillion with a positive fair value of $40 billion compared with $2.3 trillion of credit protection sold with a negative fair value of $25 billion at December 31, 2010.

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

11.
Commitments, Guarantees and Contingencies.

Commitments.

The Company’s
commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements,

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

mortgage lending and margin lending at March 31, 2011 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Years to Maturity

Less than 1

1-3

3-5

Over 5

Total at March 31, 2011

(dollars in millions)

Letters of credit and other financial guarantees obtained to satisfy collateral requirements

$
1,012

$
1

$
10

$
—

$
1,023

Investment activities

1,329

299

77

357

2,062

Primary lending commitments—investment grade(1)(2)

9,044

28,563

10,560

584

48,751

Primary lending commitments—non-investment grade(1)

1,071

5,957

6,730

1,006

14,764

Secondary lending commitments(1)

46

152

173

176

547

Commitments for secured lending transactions

620

710

1

135

1,466

Forward starting reverse repurchase agreements(3)

59,397

—

—

—

59,397

Commercial and residential mortgage-related commitments

464

11

77

643

1,195

Underwriting commitments

970

—

—

—

970

Other commitments

97

171

42

5

315

Total

$
74,050

$
35,864

$
17,670

$
2,906

$
130,490

(1)
These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 3).

(2)
This amount includes commitments to asset-backed commercial paper conduits of $275 million at March 31, 2011, of which $138 million have maturities of less than one year and $137 million have maturities of one to three years.

(3)
The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date at or prior to March 31, 2011 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and at March 31, 2011,
$55.3 billion settled within three business days.

For further description of these commitments, refer to Note 13 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at March 31, 2011:

Maximum Potential Payout/Notional

Carrying Amount (Asset)/ Liability

Years to Maturity

Collateral/ Recourse

Type of Guarantee

Less than 1

1-3

3-5

Over 5

Total

(dollars in millions)

Credit derivative contracts(1)

$
304,621

$
848,649

$
663,743

$
530,545

$
2,347,558

$
14,041

$
—

Other credit contracts

65

1,177

393

3,457

5,092

(1,339
)

—

Non-credit derivative contracts(1)(2)

1,041,301

995,778

382,116

324,527

2,743,722

71,861

—

Standby letters of credit and other financial guarantees issued(3)(4)

1,977

1,971

537

5,680

10,165

(18
)

5,668

Market value guarantees

—

—

170

645

815

17

90

Liquidity facilities

4,601

259

187

71

5,118

—

6,233

Whole loan sales representations and warranties

—

—

—

24,877

24,877

47

—

Securitization representations and warranties

—

—

—

88,582

88,582

25

—

General partner guarantees

204

2

56

254

516

71

—

(1)
Carrying amount of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 10.

(2)
Amounts include a guarantee to investors in undivided participating interests in claims the Company made against a derivative counterparty that filed for bankruptcy protection. To the extent, in the future, any portion of the claims is disallowed or reduced by the bankruptcy court in excess of a certain amount, then the Company must refund a portion of the purchase price plus interest. See Note 18 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K.

(3)
Approximately $2.5 billion of standby letters of credit are also reflected in the “Commitments” table in primary and secondary lending commitments.
Standby letters of credit are recorded at fair value within Financial instruments owned or Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition.

(4)
Amounts include guarantees issued by consolidated real estate funds sponsored by the Company of approximately $443 million. These guarantees relate to obligations of the fund’s investee entities, including guarantees related to capital expenditures and principal and interest debt payments. Accrued losses under these guarantees of approximately $108 million are reflected as a reduction of the carrying value of the related fund investments, which are reflected in Financial instruments owned—Investments on the condensed consolidated statement of financial condition.

For further description of these guarantees, refer to Note 13 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K.

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

•

Trust Preferred Securities.     The Company has established Morgan Stanley Capital Trusts for the limited purpose of issuing trust preferred securities to third parties and lending the proceeds to the Company in exchange for junior subordinated debentures. The Company has directly guaranteed the repayment of the trust preferred securities to the holders thereof to the extent that the Company has made payments to a Morgan Stanley Capital Trust on the junior subordinated debentures. In the event that the Company does not make payments to a Morgan Stanley Capital Trust, holders of such series of trust preferred securities would not be able to rely upon the guarantee for payment of those amounts. The Company has not recorded any liability in the condensed consolidated financial statements for these guarantees and believes that the occurrence of any events (i.e., non-performance on the part of the paying agent) that would trigger payments under these contracts is remote. See Note 15 to the consolidated financial statements for the year ended December 31, 2010 included in the
Form 10-K for details on the Company’s junior subordinated debentures.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Contingencies.

Legal. In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or are in financial distress. These actions have included, but are not limited to, residential mortgage and credit crisis related matters and a Foreign Corrupt Practices Act related matter in China. Recently, the level of litigation activity focused on residential mortgage and credit crisis related matters has increased materially in the financial services industry. As a result, the Company expects that it may become the subject of increased claims for damages and other relief regarding residential mortgages and related securities in the future and, while the Company has identified below any individual proceedings where the Company believes a material loss to be reasonably possible and reasonably estimable, there can be no assurance that material losses will not be incurred from claims that have not yet been notified to the Company or are not yet determined to be probable or possible and reasonably estimable losses.

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

For certain legal proceedings, the Company cannot reasonably estimate such losses, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

important factual matters, determination of issues related to class certification and the calculation of damages, and by addressing novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding.

For certain
other legal proceedings, the Company can estimate reasonably possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued, but does not believe, based on current knowledge and after consultation with counsel, that such losses will have a material adverse effect on the Company’s condensed consolidated financial statements as a whole, other than the matters referred to in the next three paragraphs.

On September 25, 2009, the Company was named as a defendant in a lawsuit styled Citibank, N.A. v. Morgan Stanley & Co. International,
PLC, which is pending in the United States District Court for the Southern District of New York (“SDNY”). The lawsuit relates to a credit default swap referencing the Capmark VI CDO (“Capmark”), which was structured by
Citibank, N.A. (“Citi N.A.”). At issue is whether, as part of the swap agreement, Citi N.A. was obligated to obtain the Company’s prior written consent before it exercised a right to liquidate Capmark upon the occurrence of certain contractually-defined credit events. Citi N.A. is seeking approximately $245 million in compensatory damages plus interest and costs. On May 13, 2010, the court granted Citi N.A.’s motion for judgment on the pleadings on its claim for breach of contract. On October 8, 2010, the court issued an order denying Citi N.A.’s motion for judgment on the pleadings as to the Company’s counterclaim for reformation and granting Citi N.A.’s motion for judgment on the pleadings as to the Company’s counterclaim for estoppel. The Company’s motion for summary judgment and Citi N.A.’s cross motion for summary judgment are fully briefed and pending. Based on currently available information, the Company believes it could incur a loss of up to $245 million.

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance (the “Cheyne SIV”). The case is styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et
al., and is pending in the SDNY. The complaint alleges, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. On September 2, 2009, the court dismissed all of the claims against the Company except for plaintiffs’ claims for common law fraud. On June 15, 2010, the court denied plaintiffs’ motion for class certification. On July 20, 2010, the court granted plaintiffs leave to replead their aiding and abetting common law fraud claims against the Company, and those claims were added in an amended complaint filed on August 5, 2010. Since the filing of the initial complaint, various additional plaintiffs have been added to the case. The deadline for new plaintiffs to join the case expired on March 11, 2011. There are currently 15 plaintiffs asserting individual claims related to approximately $983 million of securities issued by the Cheyne SIV. Plaintiffs have not provided information quantifying the amount of compensatory damages they are seeking and are also seeking unspecified punitive damages. Based on currently available information, the Company believes that the defendants could incur a loss up to the amount of plaintiffs’ claimed compensatory damages, once specified, related to their alleged purchase of $983 million of securities issued by the Cheyne SIV.

On July 15, 2010, China Development Industrial Bank
(“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County.
The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the
Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint. On March 21, 2011, the Company appealed the order denying its motion to dismiss the complaint. Based on currently available information, the Company believes it could incur a loss of up to $240 million.

In addition to the three matters referenced above, on April 20, 2011, the court presiding over the action styled U.S. Bank, N.A. v. Barclays Bank PLC and Morgan Stanley Capital Services Inc., entered a stipulation and order of dismissal reflecting the parties’ agreement to resolve this litigation pursuant to a settlement. While the terms of the settlement agreement are confidential, the loss to the Company as a result of the settlement is substantially less than the amount of potential loss disclosed in the Form 10-K.

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

The Company calculates its capital
ratios and Risk Weighted Assets (“RWA”) in accordance with the capital adequacy standards for financial holding companies adopted by the Federal Reserve. These standards are based upon a framework described in the “International
Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. In December 2007, the U.S. banking regulators published final regulation incorporating the Basel II Accord, which requires internationally active banking organizations, as well as certain of their U.S. bank subsidiaries, to implement Basel II standards over the next several years. The timeline set out in December 2007 for the implementation of Basel II in the U.S. may be impacted by the developments concerning Basel III described below. Starting July 2010, the Company has been reporting on a parallel basis under the current regulatory capital regime (Basel I) and Basel II. During the parallel run period, the
Company continues to be subject to Basel I but simultaneously calculates its risks under Basel II. The Company reports the capital ratios under both of these standards to the regulators. There will be at least four quarters of parallel reporting before the Company enters the three-year transitional period to implement Basel II standards. In addition, under provisions of the Dodd-Frank Act, the generally applicable capital standards, which are currently based on Basel I standards, but may themselves change over time, would serve as a permanent floor to minimum capital requirements calculated under the Basel II standard the Company is currently required to implement, as well as future capital standards.

In December 2009, the Basel Committee of Banking Supervision (the “Basel Committee”) released proposals on risk-based capital, leverage and liquidity standards, known as Basel III. The proposal described new standards to raise the quality of capital and strengthen counterparty credit risk capital requirements; introduced a leverage ratio as a supplemental measure to the risk-based ratio and introduced a countercyclical buffer. The Basel III proposals complement an earlier proposal for revisions to the Market Risk Framework that increases capital requirements for securitizations within the Company’s trading book. The Basel
Committee published final rules in December 2010, which were ratified at the G-20 Leaders Summit in November 2010. The U.S. regulators will require implementation of Basel III subject to an extended phase-in period. The Basel Committee is also working with the Financial Stability Board to develop additional requirements for systemically important banks, which could include capital surcharges.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2011, the Company was in compliance with Basel I capital requirements with ratios of
Tier 1 capital to RWAs of 16.5% and total capital to RWAs of 18.4% (6% and 10% being well-capitalized for regulatory purposes, respectively). In addition, financial holding companies are also subject to a Tier 1 leverage ratio as defined by the
Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the year.

The following table
summarizes the capital measures for the Company:

March 31, 2011

December 31, 2010

Balance

Ratio

Balance

Ratio

(dollars in millions)

Tier 1 capital

$
49,619

16.5
%

$
52,880

16.1
%

Total capital

55,453

18.4
%

54,477

16.5
%

RWAs

301,482

—

329,560

—

Adjusted average assets

809,398

—

802,283

—

Tier 1 leverage

—

6.1
%

—

6.6
%

Tier 1 capital ratio increased
quarter-over-quarter due to a decrease of RWAs. Tier 1 leverage decreased quarter-over-quarter due to an increase of adjusted average assets and a decrease in Tier 1 capital.

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

At March 31, 2011, the Company’s U.S. bank operating subsidiaries met all capital adequacy requirements to which they are subject and exceeded all regulatory mandated and targeted minimum regulatory capital requirements to be well-capitalized. There are no conditions or events that management believes have changed the Company’s U.S. bank operating subsidiaries’ category.

The table below sets forth the Company’s significant U.S. bank operating subsidiaries’ capital.

March 31, 2011

December 31, 2010

Amount

Ratio

Amount

Ratio

(dollars in millions)

Total capital (to RWAs):

Morgan Stanley Bank, N.A.

$
9,750

18.4
%

$
9,568

18.6
%

Morgan Stanley Private Bank, N.A.

$
912

42.3
%

$
909

37.4
%

Tier I capital (to RWAs):

Morgan Stanley Bank, N.A.

$
8,248

15.6
%

$
8,065

15.7
%

Morgan Stanley Private Bank, N.A

$
911

42.3
%

$
909

37.4
%

Leverage ratio:

Morgan Stanley Bank, N.A.

$
8,248

12.3
%

$
8,065

12.1
%

Morgan Stanley Private Bank, N.A

$
911

12.0
%

$
909

12.4
%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain a ratio of total capital to RWAs of 10%, a capital ratio of Tier 1 capital to RWAs of 6%, and a ratio of Tier 1 capital to average book assets (leverage ratio) of 5%. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted to financial holding companies. At March 31, 2011 and December 31, 2010, the Company’s three U.S. depository institutions maintained capital at levels in excess of the universally mandated well-capitalized levels. These subsidiary depository institutions maintain capital at levels sufficiently in excess of the “well-capitalized” requirements to address any additional capital needs and requirements identified by the federal banking regulators.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and
registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority and the U.S. Commodity Futures
Trading Commission. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $7,306 million and $7,463 million at March 31, 2011 and December 31, 2010, respectively, which exceeded the amount required by $6,113 million and $6,355 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At March 31, 2011, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

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

Morgan Stanley Derivative Products Inc. (“MSDP”), a
derivative products subsidiary rated Aa3 by Moody’s and AAA by Standard & Poor’s Ratings Services, a Division of the McGraw-Hill Companies Inc. (“S&P”), maintains certain operating restrictions that have been reviewed by Moody’s and S&P. On December 17, 2010, MSDP was downgraded from an Aa2 rating to an Aa3 rating by Moody’s but maintained its AAA rating by S&P. While MSDP has made substantial effort to address Moody’s comments, MSDP’s counterparty rating remains on review for possible downgrade while Moody’s continues to evaluate MSDP’s capital adequacy. The recent downgrade did not significantly impact the Company’s results of operations or financial condition. MSDP is operated such that creditors of the Company should not expect to have any claims on the assets of MSDP, unless and until the obligations to its own creditors are satisfied in full. Creditors of MSDP should not expect to have any claims on the assets of the Company or any of its affiliates, other than the respective assets of MSDP.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.
Total Equity.

Common Equity
Offerings.    During the quarters ended March 31, 2011 and 2010, the Company did not purchase any of its common stock as part of its share repurchase program. At March 31, 2011, the Company had approximately
$1.6 billion remaining under its current share repurchase authorization. Share repurchases by the Company are subject to regulatory approval.

14.
Earnings per Common Share.

Basic
EPS is computed by dividing income available to Morgan Stanley common shareholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include common stock and vested RSUs where recipients have satisfied either the explicit vesting terms or retirement eligibility requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. The Company calculates EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities (see Note 2 to the consolidated financial statements for the year ended December 31, 2010 in the Form 10-K). The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

Three Months Ended March 31,

2011

2010

Basic EPS:

Income from continuing operations

$
1,128

$
2,079

Net gain (loss) from discontinued operations

2

(68
)

Net income

1,130

2,011

Net income applicable to noncontrolling interests

162

235

Net income applicable to Morgan Stanley

968

1,776

Less: Preferred dividends (Series A Preferred Stock)

(11
)

(11
)

Less: Preferred dividends (Series B Preferred Stock)

(196
)

(196
)

Less: Preferred dividends (Series C Preferred Stock)

(13
)

(13
)

Less: Allocation of earnings to participating RSUs(1):

From continuing operations

(12
)

(54
)

From discontinued operations

—

2

Less: Allocation of undistributed earnings to Equity Units(2):

From continuing operations

—

(99
)

From discontinued operations

—

6

Earnings applicable to Morgan Stanley common shareholders

$
736

$
1,411

Weighted average common shares outstanding

1,456

1,315

Earnings per basic common share:

Income from continuing operations

$
0.50

$
1.12

Net gain (loss) from discontinued operations

0.01

(0.05
)

Earnings per basic common share

$
0.51

$
1.07

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March
31,

2011

2010

Diluted EPS:

Earnings applicable to Morgan Stanley common shareholders

$
736

$
1,411

Impact on income of assumed conversions:

Preferred stock dividends (Series B Preferred Stock)

—

196

Earnings applicable to common shareholders plus assumed conversions

$
736

$
1,607

Weighted average common shares outstanding

1,456

1,315

Effect of dilutive securities:

Stock options and RSUs(1)

16

1

Series B Preferred Stock

—

310

Weighted average common shares outstanding and common stock equivalents

1,472

1,626

Earnings per diluted common share:

Income from continuing operations

$
0.50

$
1.03

Net loss from discontinued operations

—

(0.04
)

Earnings per diluted common share

$
0.50

$
0.99

(1)
RSUs that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and therefore, such RSUs are not included as incremental shares in the diluted calculation.

(2)
See Note 15 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K for further information on Equity Units.

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

Three Months Ended March 31,

Number of Antidilutive Securities Outstanding at End of Period:

2011

2010

(shares in millions)

RSUs and PSUs

26

47

Stock options

60

73

Equity Units(1)

—

116

Series B Preferred Stock

311

—

Total

397

236

(1)
See Note 2 and Note 15 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K for additional information on the
Equity Units regarding the change in methodology to the if-converted method and the redemption of the junior subordinated debentures underlying the Equity Units and issuance of common stock.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.
Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

Three Months
Ended March 31,

2011

2010

(dollars in millions)

Interest income(1):

Financial instruments owned(2)

$
918

$
1,131

Securities available for sale

88

10

Loans

105

70

Interest bearing deposits with banks

35

41

Federal funds sold and securities purchased under agreements to resell and Securities borrowed

277

150

Other

431

334

Total Interest income

$
1,854

$
1,736

Interest expense(1):

Deposits

$
66

$
172

Commercial paper and other short-term borrowings

8

3

Long-term debt

1,313

1,064

Securities sold under agreements to repurchase and Securities loaned

471

286

Other

(5
)

(157
)

Total Interest expense

$
1,853

$
1,368

Net interest

$
1

$
368

(1)
Interest income and expense are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instrument’s fair value, interest is included within Principal transactions—Trading revenues or Principal transactions—Investments revenues. Otherwise, it is included within
Interest income or Interest expense.

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

Effective January 1, 2011, the Morgan
Stanley Employees Retirement Plan (the “Pension Plan”) for U.S. participants ceased accruals of benefits under the Pension Plan. Any benefits earned by participants under the Pension Plan at December 31, 2010 were preserved and will be payable in the future based on the Pension Plan’s provisions.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

Three Months Ended March 31,

2011

2010

(dollars in millions)

Service cost, benefits earned during the period

$
8

$
26

Interest cost on projected benefit obligation

42

41

Expected return on plan assets

(33
)

(32
)

Net amortization of prior service costs

(4
)

(2
)

Net amortization of actuarial loss

5

8

Net periodic benefit expense

$
18

$
41

17.
Income Taxes.

The Company is under
continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom (the “U.K.”), and states in which the Company has significant business operations, such as New York. The Company is currently in the early stages of an IRS audit for tax years 2006 – 2008. During 2012, the Company expects to reach a conclusion with the IRS on issues covering tax years 1999 – 2005. During
2011, the Company expects to commence an audit with New York State and New York City covering tax years 2007 – 2009. Also during 2011, the Company expects to reach a conclusion with the U.K. tax authorities on substantially all issues through tax year 2008, including those in appeals. During 2012, the Company expects to reach a conclusion with the Japanese tax authorities on substantially all issues covering tax years 2007 – 2008. The Company periodically evaluates the likelihood of assessments in each taxing jurisdiction resulting from current and subsequent years’ examinations.

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

The Company’s effective tax rate from continuing operations for the quarter ended March 31, 2011 included a $447 million net tax benefit from the remeasurement of a deferred tax asset and the reversal of a related valuation allowance. The deferred tax asset and valuation allowance were recognized in income from discontinued operations in the year ended December 31, 2010 in connection with the recognition of a $1.2 billion loss due to writedowns and related costs following the Company’s commitment to a plan to dispose of Revel. The Company recorded the valuation allowance because the Company did not believe it was more likely than not that it would have sufficient future net capital gain to realize the benefit of the expected capital loss to be recognized upon the disposal of Revel. During the quarter ended March 31, 2011, the disposal of Revel was restructured as a tax-free like kind exchange and the disposal was completed. The restructured transaction changed the character of the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future taxable loss to ordinary. The Company reversed the valuation allowance because the Company believes it is more likely than not that it will have sufficient future ordinary taxable income to recognize the recorded deferred tax asset. In accordance with the applicable accounting literature, this reversal of a previously established valuation allowance due to a change in circumstances was recognized in income from continuing operations.

18.
Segment and Geographic Information.

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

Three Months Ended March 31, 2011

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations

Total

(dollars in millions)

Total non-interest revenues

$
3,925

$
3,095

$
634

$
(20
)

$
7,634

Net interest

(333
)

342

(8
)

—

1

Net revenues(1)

$
3,592

$
3,437

$
626

$
(20
)

$
7,635

Income from continuing operations before income taxes

$
397

$
348

$
127

$
—

$
872

Provision for (benefit from) income taxes

(378
)

91

31

—

(256
)

Income from continuing operations

775

257

96

—

1,128

Discontinued operations(2):

Gain (loss) from discontinued operations

(5
)

—

5

—

—

Benefit from income taxes

(2
)

—

—

—

(2
)

Net gain (loss) on discontinued operations

(3
)

—

5

—

2

Net income

772

257

101

—

1,130

Net income applicable to noncontrolling interests

61

74

27

—

162

Net income applicable to Morgan Stanley

$
711

$
183

$
74

$
—

$
968

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010

Institutional Securities

Global Wealth Management Group

Asset Management

Discover

Intersegment Eliminations

Total

(dollars in millions)

Total non-interest revenues

$
5,227

$
2,914

$
672

$
—

$
(109
)

$
8,704

Net interest

111

191

(19
)

—

85

368

Net revenues(1)

$
5,338

$
3,105

$
653

$
—

$
(24
)

$
9,072

Income (loss) from continuing operations before income taxes

$
2,065

$
278

$
174

$
—

$
(2
)

$
2,515

Provision for (benefit from) income taxes

330

64

43

—

(1
)

436

Income (loss) from continuing operations

1,735

214

131

—

(1
)

2,079

Discontinued operations(2):

Gain (loss) from discontinued operations

(936
)

—

64

775

(2
)

(99
)

Benefit from income taxes

—

—

(30
)

—

(1
)

(31
)

Net gain (loss) on discontinued operations(3)

(936
)

—

94

775

(1
)

(68
)

Net income (loss)

799

214

225

775

(2
)

2,011

Net income applicable to noncontrolling interests

4

115

116

—

—

235

Net income (loss) applicable to Morgan Stanley

$
795

$
99

$
109

$
775

$
(2
)

$
1,776

(1)
In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account fund performance to date versus the performance benchmark stated
in the investment management agreement. The amount of performance-based fee revenue at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $226 million at March 31, 2011 and approximately $208 million at December 31, 2010 (see Note 2 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K).

(2)
See Note 1 for discussion of discontinued operations.

(3)
Amounts for the quarter ended March 31, 2010 included a loss of $932 million related to the planned disposition of Revel included within the Institutional
Securities business segment and a gain of $775 million related to the legal settlement with DFS.

Net Interest

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations

Total

(dollars in millions)

Three Months Ended March 31, 2011

Interest income

$
1,480

$
454

$
4

$
(84
)

$
1,854

Interest expense

1,813

112

12

(84
)

1,853

Net interest

$
(333
)

$
342

$
(8
)

$
—

$
1

Three Months Ended March 31, 2010

Interest income

$
1,396

$
339

$
6

$
(5
)

$
1,736

Interest expense

1,285

148

25

(90
)

1,368

Net interest

$
111

$
191

$
(19
)

$
85

$
368

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total Assets(1)

Institutional Securities

Global Wealth Management Group

Asset Management

Total

(dollars in millions)

At March 31, 2011

$
725,804

$
102,696

$
7,685

$
836,185

At December 31, 2010

$
698,453

$
101,058

$
8,187

$
807,698

(1)
Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information.

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

•

  Asset Management: client location, except for Merchant Banking and Real Estate Investing businesses, which are based on asset location.

Three Months Ended March
31,

Net revenues

2011

2010

(dollars in millions)

Americas

$
5,490

$
6,200

Europe, Middle East, and Africa

1,704

2,006

Asia

441

866

Net revenues

$
7,635

$
9,072

19.
Equity Method Investments.

The Company
has investments accounted for under the equity method (see Note 1) included in Other investments in the condensed consolidated statements of financial condition. See Note 24 to the consolidated financial statements for the year ended
December 31, 2010 included in the Form 10-K for further information.

Japanese Securities Joint Venture.

On May 1, 2010, the Company and MUFG formed a joint venture in Japan of their respective investment banking and securities businesses. MUFG and the
Company have integrated their respective Japanese securities companies by forming two joint venture companies. MUFG contributed the investment banking, wholesale and retail securities businesses conducted in Japan by Mitsubishi UFJ Securities Co.,
Ltd. into one of the joint venture entities named Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”). The Company contributed the investment banking operations conducted in Japan by its subsidiary, MSMS, formerly known as Morgan
Stanley Japan Securities Co., Ltd., into MUMSS (MSMS, together with MUMSS, the “Joint Venture”). The Company owns a 40% economic interest in the Joint Venture and MUFG owns a 60% economic interest in the Joint Venture. The Company holds a
40% voting interest and MUFG holds a 60% voting interest in MUMSS, while the Company holds a 51% voting interest and MUFG holds a 49% voting interest in MSMS. The Company

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

continues to consolidate MSMS in its condensed consolidated financial statements and, commencing on May 1, 2010, accounted for its interest in MUMSS as an equity method investment within the
Institutional Securities business segment.

During the quarter ended March 31, 2011, the Company recorded a loss of $655 million arising from the Company’s 40% stake in MUMSS, recorded within Other revenues in the condensed consolidated statement of income. In order to enhance the risk management at MUMSS, during the quarter ended March 31, 2011, the Company entered into a transaction with MUMSS, whereby the fixed income trading positions that previously caused the majority of the aforementioned MUMSS losses were transferred to MSMS. In return for entering into the transaction, the Company received total consideration of $659 million, which represented the estimated fair value of the transaction.

Pursuant to a shareholder agreement between MUFG and the
Company, MUFG is responsible for ensuring that MUMSS remains adequately capitalized, and the Company is not obligated to contribute additional capital to MUMSS. Because of the losses incurred by MUMSS, MUFG contributed approximately $370 million of capital to MUMSS on April 22, 2011.

During the quarter ended March 31, 2011, the Company performed an impairment review of its equity method investment in MUMSS in view of the deterioration in the financial performance of MUMSS and the earthquake in Japan on March 11, 2011. The Company recorded no other-than-temporary impairment loss at March 31, 2011. Adverse market or economic events, as well as further deterioration of post earthquake economic performance could result in impairment charges of this investment in future periods.

FrontPoint.

On March 1, 2011, the Company and the principals of FrontPoint
Partners LLC (“FrontPoint”) completed the previously announced transaction, whereby FrontPoint senior management and portfolio managers own a majority equity stake in FrontPoint, and the Company retains a minority stake. FrontPoint has replaced the Company’s affiliates as the investment advisor and general partner of the FrontPoint funds. At March 1, 2011, the Company accounts for its interest in FrontPoint as an equity method investment within the Asset Management business segment.

20.
Discontinued Operations.

See Note 1 for
a discussion of the Company’s discontinued operations.

The table below provides information regarding amounts included in discontinued
operations:

Three Months Ended March
31,

2011

2010

(dollars in millions)

Pre-tax gain (loss) on discontinued operations(1):

Revel(2)

$
(10
)

$
(938
)

Retail Asset Management

5

66

DFS(3)

—

775

CMB

6

2

Other

(1
)

(4
)

$
—

$
(99
)

(1)
Amounts included eliminations of intersegment activity.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)
Amount included a loss of approximately $932 million in the three months ended March 31, 2010 in connection with the planned disposition of Revel.

(3)
Amount relates to the legal settlement with DFS.

Net revenues included in discontinued operations for the three months ended March 31, 2011 included $6 million related to CMB. Net revenues included in discontinued operations for the three months ended March 31, 2010 included $185 million related to Retail Asset Management and $6 million related to CMB.

21.
Subsequent Events.

Common
Dividend.

On April 21, 2011, the Company announced that its Board of Directors declared a quarterly dividend per common share of
$0.05. The dividend is payable on May 13, 2011 to common shareholders of record on April 29, 2011.

Long-Term Borrowings.

Subsequent to March 31, 2011 and through April 30, 2011, the Company’s long-term borrowings (net of repayments) decreased by approximately $1 billion.

MUFG Stock Conversion.

On April 21, 2011, MUFG and the Company announced that they have entered into an agreement to convert MUFG’s outstanding Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock
(“Series B Preferred Stock”) in the Company into the Company’s common stock. Under the terms of the transaction, MUFG will exchange the Series B Preferred Stock with a face value of $7.8 billion and a 10% dividend for approximately 385 million shares of Company common stock, reflecting an increase in the conversion rate of 75 million shares and providing MUFG with an ownership interest in the Company of 22.4%. The 75 million share increase in the conversion rate (which, based on the Company’s closing stock price on April 21, 2011, would be approximately $2 billion) will be treated as a preferred stock dividend at closing. The transaction is subject to certain closing conditions, including receipt of required regulatory approvals in certain jurisdictions globally.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of March 31, 2011, and the related condensed consolidated statements of income, comprehensive income, cash flows and changes in total equity for the three-month periods ended March 31, 2011 and March 31, 2010. These condensed consolidated financial statements are the responsibility of the management of the Company.

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

We have
previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2010, and the consolidated statements of income, comprehensive income, cash flows and changes in total equity for the year then ended (not presented herein) included in the Company’s Annual Report on Form 10-K; and in our report dated February 28, 2011, which report contains an explanatory paragraph concerning the Company changing its fiscal year end from November 30 to December 31, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

New York,
New York

May 9, 2011

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

The results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including the effect of political and economic conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income and credit markets, including corporate and mortgage (commercial and residential) lending and commercial real estate investments; the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital requirements), and legal actions in the United States of America (“U.S.”) and worldwide; the level and volatility of equity, fixed income, and commodity prices and interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor sentiment and confidence in the financial markets; the performance of the Company’s acquisitions, joint ventures, strategic alliances or other strategic arrangements (including MSSB and with Mitsubishi UFJ Financial Group, Inc. (“MUFG”)); the Company’s reputation; inflation, natural disasters, and acts of war or terrorism; the actions and initiatives of current and potential competitors and technological changes; or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to the Company’s businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an impact on the Company’s ability to achieve its strategic objectives. For a further discussion of these and other important factors that could affect the Company’s business, see
“Competition” and “Supervision and Regulation” in Part I, Item 1, and “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the
“Form 10-K”) and “Other Matters—Regulatory Outlook” in Part I, Item 2 herein.

The discussion of the
Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements”
immediately preceding Part I, Item 1, “Competition” and “Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and “Executive Summary—Significant Items” in Part
II, Item 7 of the Form 10-K and “Other Matters—Regulatory Outlook” herein.

Executive
Summary.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts).

Three Months Ended March
31,

2011

2010

Net revenues:

Institutional Securities

$
3,592

$
5,338

Global Wealth Management Group

3,437

3,105

Asset Management

626

653

Intersegment Eliminations

(20
)

(24
)

Consolidated net revenues

$
7,635

$
9,072

Net income

1,130

2,011

Net income applicable to noncontrolling interests

162

235

Net income applicable to Morgan Stanley

$
968

$
1,776

Income from continuing operations applicable to Morgan Stanley:

Institutional Securities

$
714

$
1,731

Global Wealth Management Group

183

99

Asset Management

69

15

Intersegment Eliminations

—

(1
)

Income from continuing operations applicable to Morgan Stanley

$
966

$
1,844

Amounts applicable to Morgan Stanley:

Income from continuing operations applicable to Morgan Stanley

$
966

$
1,844

Net gain (loss) from discontinued operations applicable to Morgan Stanley(1)

2

(68
)

Net income applicable to Morgan Stanley

$
968

$
1,776

Earnings applicable to Morgan Stanley common shareholders

$
736

$
1,411

Earnings (loss) per basic common share:

Income from continuing operations

$
0.50

$
1.12

Net gain (loss) from discontinued operations(1)

0.01

(0.05
)

Earnings per basic common share(2)

$
0.51

$
1.07

Earnings (loss) per diluted common share:

Income from continuing operations

$
0.50

$
1.03

Net loss from discontinued operations(1)

—

(0.04
)

Earnings per diluted common share(2)

$
0.50

$
0.99

Regional net revenues(3):

Americas

$
5,490

$
6,200

Europe, Middle East and Africa

1,704

2,006

Asia

441

866

Net revenues

$
7,635

$
9,072

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

Three Months Ended March 31,

2011

2010

Average common equity (dollars in billions)(4):

Institutional Securities

$
20.7

$
17.3

Global Wealth Management Group

6.7

6.9

Asset Management

1.9

2.2

Parent capital

18.8

11.2

Total from continuing operations

48.1

37.6

Discontinued operations

—

0.5

Consolidated average common equity

$
48.1

$
38.1

Return on average common equity(4):

Consolidated

6
%

16
%

Institutional Securities(4)

10
%

38
%

Global Wealth Management Group

9
%

5
%

Asset Management

12
%

2
%

Book value per common share(5)

$
31.45

$
27.65

Tangible common equity(6)

$
41,673

$
31,097

Tangible book value per common share(7)

$
26.97

$
22.24

Effective income tax rate provision (benefit) from continuing operations(8)

(29.4
)%

17.3
%

Worldwide employees

62,494

61,335

Average liquidity (dollars in billions)(9):

Parent company liquidity

$
77

$
65

Bank and other subsidiary liquidity

95

90

Total liquidity

$
172

$
155

Capital ratios at March 31, 2011 and 2010(10):

Total capital ratio

18.4
%

16.1
%

Tier 1 capital ratio

16.5
%

15.1
%

Tier 1 leverage ratio

6.1
%

6.1
%

Tier 1 common ratio(10)

11.7
%

8.3
%

Consolidated assets under management or supervision (dollars in billions)(11):

Asset Management(12)

$
284

$
262

Global Wealth Management Group

510

413

Total

$
794

$
675

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

Three Months Ended March 31,

2011

2010

Institutional Securities:

Pre-tax profit margin(13)

11
%

39
%

Global Wealth Management Group:

Global representatives

17,800

18,140

Annualized net revenue per global representative (dollars in thousands)(14)

$
767

$
685

Assets by client segment (dollars in billions):

$10 million or more

$
545

$
481

$1 million to $10 million

733

670

Subtotal $1 million or more

1,278

1,151

$100,000 to $1 million

401

408

Less than $100,000

39

45

Total client assets

$
1,718

$
1,604

Fee-based assets as a percentage of total client assets

29
%

26
%

Client assets per global representative(15)

$
97

$
88

Global retail net new assets (dollars in billions):

Domestic

$
9.2

$
6.9

International

2.2

2.4

Total retail net new assets

$
11.4

$
9.3

Global fee based asset flows (dollars in billions)

17.8

9.1

Global retail locations

832

905

Bank deposits (dollars in billions)(16)

$
112

$
114

Pre-tax profit margin(13)

10
%

9
%

Asset Management:

Assets under management or supervision (dollars in billions)

$
284

$
262

Pre-tax profit margin(13)

20
%

27
%

(1)
See Note 1 to the condensed consolidated financial statements for information on discontinued operations.

(2)
For the calculation of basic and diluted earnings per share (“EPS”), see Note 14 to the condensed consolidated financial statements.

(3)
In the quarter ended March 31, 2011, regional net revenues, primarily in the Americas, were negatively impacted by the tightening of the Company’s credit spreads, which resulted in the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes. For a discussion of the Company’s methodology used to allocate revenues among the regions, see Note 18 to the condensed consolidated financial statements.

(4)
The computation of average common equity for each business segment is determined using the Company’s Required Capital framework (“Required Capital
Framework”), an internal capital adequacy measure (see “Liquidity and Capital Resources—Required Capital” herein). The Required Capital Framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. The return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. See
“Liquidity and Capital Resource—Required Capital” herein for more information on the calculation of the average common equity by segment. The effective tax rates used in the computation of business segment return on average common equity were determined on a separate entity basis. Excluding the effect of the discrete tax benefit in the quarter ended March 31, 2011, the return on average common equity for the Institutional Securities business segment would have been 1%
(see “Executive Summary—Overview of the Quarter Ended March 31, 2011 Financial Results” herein).

(5)
Book value per common share equals common shareholders’ equity of $48,589 million at March 31, 2011 and $38,667 million at March 31, 2010, divided by common shares outstanding of 1,545 million at March 31, 2011 and 1,398 million at March 31, 2010.

(6)
Tangible common equity is a non-Generally Accepted Accounting Principle (“GAAP”) financial measure that the Company considers to be a useful measure that the
Company and investors use to assess capital adequacy. For a discussion of tangible common equity, see “Liquidity and Capital Resources—The Balance Sheet” herein.

(7)
Tangible book value per common share is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. Tangible book value per common share equals tangible common equity divided by period-end common shares outstanding.

76

(8)
For a discussion of the effective income tax rate, see “Executive Summary—Overview of the Quarter Ended March 31, 2011 Financial Results” herein.

(9)
For a discussion of average liquidity, see “Liquidity and Capital Resources—Liquidity Management—Global Liquidity Reserve” herein.

(10)
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

(12)
Amounts include Asset Management’s proportionate share of assets managed by entities in which it owns a minority stake.

(13)
Pre-tax profit margin is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess operating performance. Percentages represent income from continuing operations before income taxes as a percentage of net revenues.

(14)
Annualized net revenues per global representative for the quarters ended March 31, 2011 and 2010 equals Global Wealth Management Group’s net revenues divided by the quarterly weighted average global representative headcount for the quarters ended March 31, 2011 and 2010, respectively.

(15)
Client assets per global representative equal total period-end client assets divided by period-end global representative headcount.

(16)
Approximately $54 billion and $56 billion of the bank deposit balances at March 31, 2011 and 2010, respectively, are held at Company-affiliated depositories with the remainder held at Citigroup, Inc. (“Citi”) affiliated depositories. These deposit balances are held at certain of the Company’s Federal Deposit Insurance Corporation (the “FDIC”) insured depository institutions for the benefit of the Company’s clients through their accounts.

Global Market and Economic Conditions.

During the first quarter of 2011, global market and economic conditions were affected by the earthquake and tsunami in Japan, political unrest in the Middle East and military operations in Libya.

In the U.S., major equity market indices ended the first quarter of
2011 higher compared with the beginning of the year primarily due to better than expected corporate earnings. Positive market and economic developments, which included a modest improvement in the unemployment rate, were partially offset by the negative global market effects from the earthquake and tsunami in Japan and the continued sovereign debt crisis within the European region. Certain sectors of the residential real estate market and investments in commercial real estate projects remained challenged. Consumer spending and business investments continued to improve. Concerns about crude oil supplies contributed to a rise in oil prices during the quarter. Deficit reductions and balanced budgets remain critical focus items at the federal, state and local levels of government. The unemployment rate decreased to 8.8% at March 31, 2011 from 9.4% at December 31, 2010. The Federal Open Market Committee (“FOMC”) of the Board of Governors of the Federal
Reserve System (the “Federal Reserve”) kept key interest rates at historically low levels, and at March 31, 2011, the federal funds target rate was between zero and 0.25%, and the discount rate was 0.75%. The FOMC continued to pursue quantitative easing policies, in which the FOMC purchased securities with the objective of improving economic conditions by increasing the money supply.

In Europe, equity market indices in France and Germany ended the first quarter of 2011 higher, as compared with the beginning of the year, while in the United Kingdom (“U.K.”), they were relatively unchanged. Results in the European equity markets were affected by adverse economic developments, including investor concerns about the sovereign debt crisis, especially in Portugal, Ireland, Greece and Spain. Industrial output in the region was primarily driven by German exports. The euro area unemployment rate remained relatively unchanged at approximately 10% at March 31, 2011. At March 31, 2011, the European Central Bank’s (“ECB”) benchmark interest rate was 1.00% and the Bank of England’s (“BOE”) benchmark interest rate was 0.50%. The BOE continued to pursue quantitative easing policies, in which the BOE purchased securities, including U.K. Government Gilts, with the objective of improving economic conditions by increasing the money supply. In April 2011, the ECB increased its benchmark interest rate by 0.25% from 1.00% to 1.25%.

In Asia, industrial output was driven by exports from China and Japan. China’s economy continued to benefit from government spending for capital projects, a significant amount of foreign currency reserves and a relatively

high domestic savings rate. Japan’s economic recovery stalled and exports declined due to the earthquake and tsunami that occurred in March 2011. Equity markets in China and Hong Kong ended the first quarter of 2011 higher compared with the beginning of the year, while results in Japan were lower. During the first quarter of 2011, the People’s Bank of China raised the one-year yuan lending rate by 0.25% from 5.81% to 6.06% and the one-year yuan deposit rate by 0.25% from 2.75% to 3.00%. In April 2011, the People’s Bank of China raised the one-year yuan lending rate by 0.25% from 6.06% to 6.31% and the one-year yuan deposit rate by 0.25% from 3.00% to 3.25%.

Overview of the Quarter Ended March 31, 2011 Financial Results.

Consolidated Review.    The Company recorded net income applicable to Morgan Stanley of $968 million during the quarter ended March 31, 2011, a 45% decrease from $1,776 million in the prior year period.

Net revenues decreased 16% to $7,635 million in the quarter ended March 31, 2011 from $9,072 million in the prior year period. Net revenues in the quarter ended March 31, 2011 included a pre-tax loss of $655 million, or $0.26 per diluted share, arising from the Company’s 40% stake in the Japanese securities joint venture with MUFG,
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) (see Note 19 to the condensed consolidated financial statements). Net revenues in the quarter ended March 31, 2011 also included negative revenues of $189 million due to the tightening of the Company’s credit spreads on certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected, compared with gains of approximately $54 million in the prior year period related to the widening of the Company’s credit spreads on such borrowings. Non-interest expenses increased 3% to $6,763 million in the quarter ended March 31, 2011. Compensation and benefits expense decreased 2%.
Non-compensation expenses increased 13%, primarily reflecting higher levels of business activity, litigation expenses and ongoing investments in technology. Diluted EPS were $0.50 in the quarter ended March 31, 2011 compared with $0.99 in the prior year period. Diluted EPS from continuing operations were $0.50 in the quarter ended March 31, 2011 compared with $1.03 in the prior year period.

The Company’s effective income tax rate from continuing operations was a benefit of (29.4)% for the quarter ended March 31, 2011. The effective tax rate for the quarter ended March 31, 2011 included a net tax benefit of $447 million, or $0.30 per diluted share, from the remeasurement of a deferred tax asset and the reversal of a related valuation allowance. The deferred tax asset and valuation allowance were recognized in income from discontinued operations in 2010 in connection with the recognition of a $1.2 billion loss due to writedowns and related costs following the Company’s commitment to a plan to dispose of Revel Entertainment Group, LLC (“Revel”).
Excluding this discrete tax benefit the annual effective tax rate in the quarter ended March 31, 2011 would have been 22.0%. For further discussion of the discrete tax benefit, see “Significant Items—Income Tax Benefit” herein.

The Company’s effective income tax rate from continuing operations was 17.3% for the quarter ended March 31, 2010. The effective tax rate for the quarter ended March 31, 2010 included a tax benefit of $382 million, or $0.21 per diluted share, related to the reversal of U.S. deferred tax liabilities associated with prior-years’ undistributed earnings of certain
non-U.S. subsidiaries that were determined to be indefinitely reinvested abroad. Excluding this benefit, the annual effective tax rate in the quarter ended March 31, 2010 would have been 32.5%.

Discontinued operations for the quarter ended March 31, 2010 included a loss of $932 million due to writedowns and related costs associated with the planned disposition of Revel and a gain of $775 million related to a legal settlement with Discover Financial Services (“DFS”).

Institutional Securities.    Income from continuing operations before income taxes was $397 million in the quarter ended
March 31, 2011 compared with $2,065 million in the prior year period. Net revenues were $3,592 million in the quarter ended March 31, 2011 compared with $5,338 million in the prior year period. Investment banking revenues increased 14%
from the prior year period, reflecting higher revenues from equity and fixed income underwriting transactions and higher advisory fees. Equity sales and trading revenues increased 20% to $1,702 million in the quarter ended March 31, 2011, primarily reflecting higher revenues in the derivatives and cash businesses driven by increased levels of both client activity and market volatility. Fixed income and commodities sales and trading revenues decreased 35% to $1,770 million in the quarter ended
March 31, 2011 from $2,717 million in the prior year period, primarily reflecting lower results in credit products, partly offset by higher net revenues in interest rates and commodities. Results in the quarter ended March 31, 2011 included negative revenue of approximately $159 million due to the tightening of the Company’s credit spreads resulting from the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected compared with positive revenues of $2 million in the quarter ended March 31, 2010 due to the widening of such spreads. Principal transaction net investment gains of $143 million were recognized in the quarter ended March 31, 2011 compared with net investment gains of $174 million in the prior year period. Other losses of $573 million were recognized in the quarter ended March 31, 2011 compared with other revenues of $142 million in the quarter ended March 31, 2010. The results in the current quarter included a pre-tax loss of $655 million arising from the Company’s 40% stake in MUMSS (see “Business Segments—Institutional
Securities—Other” herein for further information). Non-interest expenses decreased 2% in the quarter ended March 31, 2011, primarily due to lower compensation and benefits expenses, partially offset by an increase in non-compensation expenses. Compensation and benefits expenses decreased 10% in the quarter ended March 31, 2011. Non-compensation expenses increased 13% in the quarter ended March 31, 2011 from a year ago resulting from higher levels of business activity and ongoing investments in technology.

Global Wealth Management Group.    Income from continuing operations before
income taxes was $348 million in the quarter ended March 31, 2011 compared with $278 million in the prior year period. Net revenues were $3,437 million in the quarter ended March 31, 2011 compared with $3,105 million in the prior year period. Investment banking revenues increased 18% in the quarter ended March 31, 2011, primarily due to higher closed-end fund and unit investment trusts activity, partially offset by lower fixed income underwriting activity. Principal transactions trading revenues decreased 2% in the quarter ended March 31, 2011 primarily due to lower revenues from corporate fixed income and government securities, partially offset by higher revenues from municipal and corporate equity securities and gains related to investments associated with certain employee deferred compensation plans. Commission revenues increased 14% in the quarter ended March 31, 2011, primarily due to higher client activity. Asset management, distribution and administration fees increased 3% in the quarter ended March 31, 2011, primarily due to higher fee based revenues partially offset by the change in classification of the bank deposit program (see “Global Wealth Management
Group—Asset Management, Distribution and Administration Fees” herein). Other revenues increased 10% in the quarter ended March 31, 2011, primarily due to gains on securities available for sale. Net interest increased 79% in the quarter ended March 31, 2011, primarily resulting from an increase in Interest income due to the securities available for sale portfolio and the change in classification of the bank deposit program noted above. Non-interest expenses were $3,089 million in the quarter ended March 31, 2011 compared with $2,827 million in the prior year period.

Asset
Management.    Income from continuing operations before income taxes was $127 million in the quarter ended March 31, 2011 compared with $174 million in the prior year period. Net revenues were $626 million in the quarter ended March 31, 2011 compared with $653 million in the prior year period as higher results in the Traditional Asset Management business were offset by lower gains on principal investments in the Real Estate Investing business. Non-interest expenses increased 4% to $499 million in the quarter ended March 31, 2011.

Significant Items.

Japanese Securities Joint Venture.    During the quarter ended March 31, 2011, the Company recorded a pre-tax loss of $655 million within Other revenues in the condensed consolidated statement of income, arising from the Company’s 40% stake in MUMSS (see Note 19 to the condensed consolidated financial statements), included within Other revenues in the condensed consolidated statement of income. See “Other Matters—Japanese Securities Joint Venture” herein for further information.

Real Estate Investments.    The Company recorded gains (losses) in the following
business segments related to real estate investments. These amounts exclude investments associated with certain deferred compensation and employee co-investment plans.

Three Months Ended March
31,

2011

2010

(dollars in billions)

Institutional Securities

Continuing operations(1)

$
0.5

$
—

Discontinued operations(2)

—

(0.9
)

Total Institutional Securities

0.5

(0.9
)

Asset Management:

Continuing operations(3)

0.1

0.1

Total Asset Management

0.1

0.1

Amounts applicable to noncontrolling interests

0.1

0.1

Total

$
0.5

$
(0.9
)

(1)
Amount includes a tax benefit related to Revel (see “Income Tax Benefit” below), and net realized and unrealized losses from the Company’s limited partnership investments in real estate funds.

(2)
On March 31, 2010, the Board of Directors authorized a plan of disposal by sale for Revel. The results of Revel, including the estimated loss from the planned disposal, are reported as discontinued operations for all periods presented within the Institutional Securities business segment. On February 17, 2011, the Company completed the sale of Revel to a group of investors led by Revel’s chief executive officer (see Note 1 to the condensed consolidated financial statements).

(3)
Gains related to net realized and unrealized gains (losses) from real estate limited partnership investments in the Company’s Real Estate Investing business and are reflected in Principal transactions—Investments in the condensed consolidated statements of income.

See “Other
Matters—Real Estate” herein for further information.

Income Tax Benefit.    The Company’s effective
tax rate from continuing operations for the quarter ended March 31, 2011 included a $447 million net tax benefit from the remeasurement of a deferred tax asset and the reversal of a related valuation allowance. The deferred tax asset and valuation allowance were recognized in income from discontinued operations in 2010 in connection with the recognition of a $1.2 billion loss due to writedowns and related costs following the Company’s commitment to a plan to dispose of Revel.
The Company recorded the valuation allowance because the Company did not believe it was more likely than not that it would have sufficient future net capital gain to realize the benefit of the expected capital loss to be recognized upon the disposal of Revel. During the quarter ended March 31, 2011, the disposal of Revel was restructured as a tax-free like kind exchange and the disposal was completed. The restructured transaction changed the character of the future taxable loss to ordinary. The Company reversed the valuation allowance because the Company believes it is more likely than not that it will have sufficient future ordinary taxable income to recognize the recorded deferred tax asset. In accordance with the applicable accounting literature, this reversal of a previously established valuation allowance due to a change in circumstances was recognized in income from continuing operations.

The Company’s effective tax rate from continuing operations for the quarter ended March 31, 2010 included a tax benefit of $382 million, or $0.21 per diluted share, related to the reversal of
U.S. deferred tax liabilities associated with prior-years’ undistributed earnings of certain non-U.S. subsidiaries that were determined to be indefinitely reinvested abroad.

Morgan Stanley Debt.    Net revenues reflected negative revenues of $189 million and gains of $54 million in the quarters ended March 31, 2011 and 2010, respectively, from the tightening and widening, respectively, of the Company’s credit spreads on certain long-term and short-term borrowings, primarily structured notes that are accounted for at fair value.

During the quarter ended March 31, 2011, net revenues included losses on economic hedges related to the
Company’s long-term debt (see “Business Segments—Institutional Securities—Sales and Trading Revenues—Other” herein).

Monoline Insurers.    The quarter ended March 31, 2011 included losses of $318 million related to the Company’s Monoline counterparty credit exposures, principally
MBIA, compared with losses of $143 million in the prior year period.

Monoline insurers (“Monolines”) provide credit enhancement to capital markets transactions. The current credit environment continues to affect the ability of such financial guarantors to provide enhancement to existing capital market transactions. The Company’s direct exposure to Monolines is limited to bonds that are insured by Monolines and to derivative contracts with a Monoline as counterparty (principally an affiliate of MBIA Inc. (“MBIA”)). The Company’s exposure to Monolines at March 31, 2011 includes $1.6 billion of insured municipal bond securities, $282 million of mortgage and asset-backed securities enhanced by financial guarantees, and positive net derivative counterparty exposure of $782 million (gross counterparty exposure of approximately $4.2 billion net of cumulative credit valuation adjustments and hedges), which was primarily related to MBIA. Positive net derivative counterparty exposure is defined as the sum of net long positions for each individual counterparty and represents the potential loss to the Company over a period of time in an event of 100% default of a Monoline, assuming zero recovery. The increase in positive net derivative counterparty exposure from December 31, 2010 is primarily due to a reduction of MBIA-related hedges.

The Company’s hedging program for Monoline counterparty exposure continues to become more costly and difficult to effect, and, as such, the losses in the quarter ended March 31, 2011 reflected those additional costs as well as volatility on those hedges caused by the tightening of both MBIA and commercial mortgage-backed spreads. The Company proactively manages its
Monoline exposure; however, as market conditions continue to evolve, significant additional losses could be incurred. The Company’s hedging program includes the use of single name and index transactions that mitigate credit exposure to the
Monolines as well as certain market risk components of existing underlying commercial mortgage-backed securities transactions with the Monolines and is conducted as part of the Company’s overall market risk management. See “Qualitative and
Quantitative Disclosures about Market Risk—Risk Management—Market Risk” in Part II, Item 7A of the Form 10-K.

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
Intersegment Eliminations also reflect the effect of fees paid by the Institutional Securities business segment to the Global Wealth Management Group business segment related to the bank deposit program. The Company did not recognize any
Intersegment Elimination gain or loss in the quarter ended March 31, 2011 and losses from continuing operations before income taxes recorded in Intersegment Eliminations were $2 million in the quarter ended March 31, 2010.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

Three Months Ended March 31,

2011

2010

(dollars in millions)

Revenues:

Investment banking

$
1,008

$
887

Principal transactions:

Trading

2,646

3,418

Investments

143

174

Commissions

670

580

Asset management, distribution and administration fees

31

26

Other

(573
)

142

Total non-interest revenues

3,925

5,227

Interest income

1,480

1,396

Interest expense

1,813

1,285

Net interest

(333
)

111

Net revenues

3,592

5,338

Compensation and benefits

1,953

2,169

Non-compensation expenses

1,242

1,104

Total non-interest expenses

3,195

3,273

Income from continuing operations before income taxes

397

2,065

Provision for (benefit from) income taxes

(378
)

330

Income from continuing operations

775

1,735

Discontinued operations:

Losses from discontinued operations

(5
)

(936
)

Benefit from income taxes

(2
)

—

Net losses on discontinued operations

(3
)

(936
)

Net income

772

799

Net income applicable to noncontrolling interests

61

4

Net income applicable to Morgan Stanley

$
711

$
795

Amounts applicable to Morgan Stanley:

Income from continuing operations

$
714

$
1,731

Net loss from discontinued operations

(3
)

(936
)

Net income applicable to Morgan Stanley

$
711

$
795

On February 17, 2011, the Company completed the sale of Revel. The sale price approximated the carrying value of Revel and, accordingly, the Company did not recognize any pre-tax gain or loss on the sale. The results of Revel are reported as discontinued operations within the Institutional Securities business segment for all periods presented through the date of sale. The quarter ended March 31, 2010 included losses of approximately $932 million in connection with writedowns and related costs of such planned disposition. For further information on Revel, see “Executive Summary—Significant
Items—Income Tax Benefit” herein and Note 28 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K.

Investment Banking.     Investment banking revenues for the
quarter ended March 31, 2011 increased 14% from the comparable period in 2010, reflecting higher revenues from equity and fixed income underwriting transactions and higher advisory fees. Overall, underwriting revenues of $623 million increased
11% from the quarter ended March 31, 2010. Equity underwriting revenues increased 8% to $285 million, as market activity increased versus the same period a year ago. Fixed income underwriting revenues increased 14% to $338 million, primarily due to higher loan syndication fees. Advisory fees from merger, acquisition and restructuring transactions were $385 million, an increase of 18% from the comparable period of 2010 driven by an increase in completed deal activity.

Sales and Trading Revenues.     Sales and trading revenues are composed of Principal
transactions—Trading revenues; Commissions; Asset management, distribution and administration fees; and Net interest revenues (expenses). In assessing the profitability of its sales and trading activities, the Company views Principal transactions—Trading revenues; Commissions; Asset management, distribution and administration fees; and Net interest revenues (expenses) in the aggregate. In addition, decisions relating to principal transactions are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes, among other things, an assessment of the potential gain or loss associated with a transaction, including any associated commissions, dividends, the interest income or expense associated with financing or hedging the Company’s positions, and other related expenses.

Effective March 31, 2011, the Institutional Securities business segment’s “fixed income” business has been renamed the “fixed income and commodities” business. The IRCC business has been renamed the “fixed income” business. These name changes did not affect current or previously reported results for these businesses.

Total sales and trading revenues decreased 27% in the quarter ended March 31, 2011 from the comparable period of 2010, reflecting lower fixed income sales and trading revenues and higher losses in other sales and trading, partially offset by higher equity sales and trading revenues.

Sales
and trading revenues were as follows:

Three Months Ended March 31,

2011

2010(1)

(dollars in millions)

Equity

$
1,702

$
1,419

Fixed income and commodities

1,770

2,717

Other(2)

(458
)

(1
)

Total sales and trading revenues

$
3,014

$
4,135

(1)
All prior-period amounts have been reclassified to conform to the current period’s presentation.

(2)
Other sales and trading revenues include net gains (losses) from loans and lending commitments and related hedges associated with the Company’s lending activities.
Other sales and trading revenues also included losses on economic hedges related to the Company’s long-term debt and net losses associated with costs related to the amount of liquidity (“negative carry”) in the Company’s domestic subsidiary banks, Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (formerly, Morgan Stanley Trust FSB) (the “Subsidiary Banks”).

Equity.     Equity sales and trading revenues increased 20% to $1,702 million in the quarter ended March 31, 2011 from the comparable period of 2010. The increase primarily reflected higher revenues in the derivatives and cash businesses driven by increased levels of both client activity and market volatility. Results in equity sales and trading revenues were partially offset by negative revenue of approximately $30 million in the quarter ended March 31, 2011 due to the tightening of the Company’s credit spreads resulting from the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected compared with positive revenue of approximately $48 million in the quarter ended March 31, 2010.

In the quarter ended March 31, 2011, equity sales and trading revenues also reflected unrealized gains of approximately $12 million related to changes in the fair value of net derivative contracts attributable to the

tightening of counterparties’ credit default swap spreads compared with unrealized gains of $24 million in the quarter ended March 31, 2010. The Company also recorded unrealized losses of $40 million in the quarter ended March 31, 2011 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s credit default swap spreads compared with unrealized gains of approximately
$14 million in the quarter ended March 31, 2010 due to the widening of such spreads. The unrealized gains and losses on credit default swap spreads do not reflect any gains or losses on related hedging instruments.

Fixed Income and Commodities.     Fixed income and commodities sales and trading revenues decreased 35% to $1,770 million in the quarter ended March 31, 2011 from $2,717 million in the quarter ended March 31, 2010. Fixed income product revenues in the quarter ended March 31, 2011 decreased 34%, primarily reflecting lower results in credit products, partially offset by higher net revenues in interest rates due to more favorable market conditions. Fixed income product net revenues in the first quarter of 2010 reflected strong results in credit products, particularly in investment grade and distressed debt trading and securitized products. Fixed income product net revenues in the quarter ended March 31, 2011 were also negatively impacted by losses of $318 million from Monolines compared with losses of $143 million in the quarter ended March 31, 2010 (see “Executive Summary—Significant Items—Monoline Insurers” herein for further information). Commodity net revenues increased 10% in the quarter ended March 31, 2011, primarily due to improved results in more volatile markets. Results in the quarter ended March 31, 2011 included negative revenue of approximately $159 million due to the tightening of the Company’s credit spreads resulting from the increase in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected compared with positive revenues of $2 million in the quarter ended March 31, 2010 due to the widening of such spreads.

In the quarter ended March 31, 2011, fixed income and commodities sales and trading revenues reflected net unrealized gains of $857 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ credit default swap spreads compared with unrealized gains of approximately $537 million in the quarter ended March 31, 2010. The Company also recorded unrealized losses of $156 million in the quarter ended March 31, 2011 related to changes in the fair value of net derivative contracts attributable to the tightening of the
Company’s credit default swap spreads compared with gains of $99 million in the quarter ended March 31, 2010 due to the widening of such spreads. The unrealized gains and losses on credit default swap spreads do not reflect any gains or losses on related hedging instruments.

Other.     In addition to the equity and fixed income and commodities sales and trading revenues discussed above, sales and trading revenues included other trading revenues, consisting of certain activities associated with the Company’s lending activities, losses on economic hedges related to the Company’s long-term debt and negative carry in the Subsidiary Banks. In the quarter ended March 31, 2011, other sales and trading revenues reflected a net loss of $458 million compared with a net loss of $1 million in the quarter ended March 31,
2010. Results in the quarter ended March 31, 2011 were partially offset by net gains of approximately $74 million associated with loans and lending commitments (mark-to-market valuations and realized gains of approximately $209 million offset by losses on related hedges of approximately $135 million). Results for the prior year quarter included net losses of $15 million associated with loans and lending commitments (losses on related hedges of $198 million, partially offset by mark-to-market valuations and realized gains of $183 million). The valuation of these commitments could change in future periods depending on, among other things, the extent that they are renegotiated or repriced or if the associated acquisition transaction does not occur.

Principal Transactions—Investments.     Principal transaction net
investment gains of $143 million were recognized in the quarter ended March 31, 2011 compared with net investment gains of $174 million in the quarter ended March 31, 2010. The results in both periods reflected gains on principal investments in real estate funds and investments associated with certain employee deferred compensation and co-investment plans.

Other.
    Other losses of $573 million were recognized in the quarter ended March 31, 2011 compared with other revenues of $142 million in the quarter ended March 31, 2010. The results in the current quarter included
a

pre-tax loss of $655 million arising from the Company’s 40% stake in MUMSS (see “Executive Summary—Overview of the Quarter Ended March 31, 2011 Financial Results”
herein). The results in the previous quarter included higher net servicing fee income.

Non-interest
Expenses.     Non-interest expenses decreased 2% in the quarter ended March 31, 2011, primarily due to lower compensation and benefits expenses, partially offset by an increase in non-compensation expenses.
Compensation and benefits expenses decreased 10% in the quarter ended March 31, 2011, primarily due to lower net revenues. Occupancy and equipment expense increased 14% in the first quarter of 2011, primarily due to expansion of data center space. Brokerage and clearing expense increased 13% in the quarter ended March 31, 2011, primarily due to higher levels of business activity. Information processing and communications expense increased 13% in the quarter ended March 31,
2011, primarily due to ongoing investments in technology. Professional services expense decreased 11% in the quarter ended March 31, 2011, primarily due to lower consulting expenses. Other expenses increased 55% in the quarter ended
March 31, 2011, primarily related to higher litigation expenses.

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

Three Months Ended March 31,

2011

2010

(dollars in millions)

Revenues:

Investment banking

$
204

$
173

Principal transactions:

Trading

334

342

Investments

4

6

Commissions

779

682

Asset management, distribution and administration fees

1,683

1,628

Other

91

83

Total non-interest revenues

3,095

2,914

Interest income

454

339

Interest expense

112

148

Net interest

342

191

Net revenues

3,437

3,105

Compensation and benefits

2,125

1,972

Non-compensation expenses

964

855

Total non-interest expenses

3,089

2,827

Income from continuing operations before income taxes

348

278

Provision for income taxes

91

64

Income from continuing operations

257

214

Net income

257

214

Net income applicable to noncontrolling interests

74

115

Net income applicable to Morgan Stanley

$
183

$
99

Investment Banking.    Investment banking revenues increased 18% in the quarter ended
March 31, 2011, primarily due to higher closed-end fund and unit investment trusts activity, partially offset by lower fixed income underwriting activity.

Principal Transactions—Trading.    Principal transactions trading revenues decreased 2% in the quarter ended March 31, 2011 primarily due to lower revenues from corporate fixed income and government securities, partially offset by higher revenues from municipal and corporate equity securities and gains related to investments associated with certain employee deferred compensation plans.

Principal Transactions—Investments.    Principal transaction net investment gains were $4 million in the quarter ended March 31, 2011 compared with $6 million in the quarter ended March 31, 2010. The decrease primarily reflected losses related to investments associated with certain employee deferred compensation plans compared with such investments in the prior year period.

Commissions.    Commission revenues increased 14% in the quarter ended
March 31, 2011, primarily due to higher client activity.

Asset Management, Distribution and Administration
Fees.    Asset management, distribution and administration fees increased 3% in the quarter ended March 31, 2011, primarily due to higher fee based revenues partially offset by the change in classification of the bank deposit program. From June 2009 until April 1, 2010, revenues in the bank deposit program were primarily included in
Asset management, distribution and administration fees. Beginning on April 1, 2010, revenues in the bank deposit program held at the Company’s U.S. depository institutions were recorded as Interest income due to renegotiations of the revenue sharing agreement as part of the Global Wealth Management Group business segment’s retail banking strategy. The Global Wealth Management Group business segment will continue to earn referral fees for deposits placed with Citi depository institutions, and these fees will continue to be recorded in Asset management, distribution and administration fees until the legacy Smith Barney deposits are migrated to the Company’s U.S. depository institutions. The referral fees for deposits were $65 million and $100 million for the quarters ended March 31, 2011 and 2010, respectively.

Balances in the bank deposit
program decreased to $111.5 billion at March 31, 2011 from $113.5 billion at March 31, 2010. The unlimited FDIC program expired on June 30, 2010 for deposits held by the Company’s depository institutions. Deposits held by
Company-affiliated FDIC-insured depository institutions were $54.4 billion of the $111.5 billion deposits at March 31, 2011.

Client
assets in fee-based accounts increased to $501 billion and represented 29% of total client assets at March 31, 2011, compared with $413 billion and 26% at March 31, 2010, respectively. Total client asset balances increased to $1,718 billion at March 31, 2011 from $1,604 billion at March 31, 2010, primarily due to improved market conditions and an increase in net new assets. Net new assets for the quarter ended March 31, 2011 were $11.4 billion, an increase from $9.3 billion at March 31, 2010. Client asset balances in households with assets greater than $1 million increased to $1,278 billion at March 31, 2011 from $1,151 billion at March 31, 2010. Global fee-based asset flows increased to $17.8 billion at March 31, 2011 from $9.1 billion at March 31, 2010.

Other.    Other revenues
were $91 million in the quarter ended March 31, 2011, an increase of 10% from $83 million in the quarter ended March 31, 2010. The increase was primarily due to gains on securities available for sale.

Net Interest.    Net interest increased 79% in the quarter ended March 31, 2011, primarily resulting from an increase in Interest income due to the securities available for sale portfolio and the change in classification of the bank deposit program noted above.

Non-interest Expenses.    Non-interest expenses increased 9% in the quarter ended March 31, 2011. Compensation and benefits expense increased 8% in the quarter ended
March 31, 2011, primarily reflecting higher net revenues and payroll taxes, partially offset by lower severance costs. Non-compensation expenses increased 13% in the quarter ended March 31, 2011. In the quarter ended March 31, 2011, marketing and business development expense increased 47% primarily due to higher costs associated with conferences and seminars. Professional services expense increased 33% primarily due to increased technology consulting costs. Information processing and communications expense increased 17% primarily due to higher telecommunications and data storage costs.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

Three Months Ended March 31,

2011

2010

(dollars in millions)

Revenues:

Investment banking

$
2

$
—

Principal transactions:

Trading

(1
)

(1
)

Investments

182

189

Asset management, distribution and administration fees

409

414

Other

42

70

Total non-interest revenues

634

672

Interest income

4

6

Interest expense

12

25

Net interest

(8
)

(19
)

Net revenues

626

653

Compensation and benefits

255

275

Non-compensation expenses

244

204

Total non-interest expenses

499

479

Income from continuing operations before income taxes

127

174

Provision for income taxes

31

43

Income from continuing operations

96

131

Discontinued operations:

Gain from discontinued operations

5

64

Benefit from income taxes

—

(30
)

Net gain from discontinued operations

5

94

Net income

101

225

Net income applicable to noncontrolling interests

27

116

Net income applicable to Morgan Stanley

$
74

$
109

Amounts applicable to Morgan Stanley:

Income from continuing operations

$
69

$
15

Net gain from discontinued operations

5

94

Net income applicable to Morgan Stanley

$
74

$
109

On March 1, 2011, the Company and the principals of FrontPoint completed a transaction whereby FrontPoint senior management and portfolio managers own a majority equity stake in FrontPoint and the Company retains a minority stake. FrontPoint has replaced the Company’s affiliates as the investment advisor and general partner of the FrontPoint funds. The
Company’s investment in FrontPoint is accounted for under the equity method of accounting. Prior to March 1, 2011, the Company consolidated FrontPoint.

Beginning in the quarter ended March 31, 2011, the Asset Management business segment was reorganized into three businesses: Traditional Asset Management, Real Estate Investing and Merchant Banking.
Traditional Asset Management includes Long-only, which is comprised of Equity and Fixed Income, Liquidity and the Alternative Investment Products fund-of-funds businesses. Real Estate Investing was previously reported as part of Merchant

Banking. Merchant Banking includes the Private Equity and Infrastructure business and hedge fund stake investments. The Company’s equity investment in FrontPoint, subsequent to the restructuring of that business, is included in Merchant Banking. The results of the FrontPoint business for all periods prior to the restructuring are also included in Merchant Banking.

Statistical Data.

Asset Management’s period-end and average assets under
management or supervision were as follows:

At March 31,

Average For The Three Months Ended March 31,

2011

2010(1)

2011

2010(1)

(dollars in billions)

Assets under management or supervision by asset class:

Traditional Asset Management:

Equity

$
116

$
96

$
112

$
93

Fixed income

61

60

61

59

Liquidity

55

51

55

55

Alternatives(2)

18

17

18

17

Total Traditional Asset Management

250

224

246

224

Real Estate Investing

17

15

16

15

Merchant Banking:

Private Equity

9

9

9

8

FrontPoint(3)

—

7

3

7

Total Merchant Banking

9

16

12

15

Total assets under management or supervision

276

255

274

254

Share of minority stake assets(3)(4)

8

7

8

7

Total

$
284

$
262

$
282

$
261

(1)
All prior-period amounts have been reclassified to conform to the current period’s presentation.

(2)
The alternatives asset class includes a range of investment products such as hedge funds, funds of hedge funds and funds of private equity funds.

(3)
On March 1, 2011, the Company and the principals of FrontPoint completed a transaction whereby FrontPoint senior management and portfolio managers own a majority equity stake in FrontPoint and the Company retains a minority stake. At March 31, 2011, the assets under management attributed to FrontPoint are represented within the share of minority stake assets.

(4)
Amounts represent Asset Management’s proportional share of assets managed by entities in which it owns a minority stake.

Activity in Asset Management’s assets under management or supervision during the quarters ended
March 31, 2011 and 2010 was as follows:

Three Months Ended March 31,

2011

2010(1)

(dollars in billions)

Balance at beginning of period

$
279

$
266

Net flows by asset class:

Traditional Asset Management:

Equity

2

(1
)

Fixed income

(1
)

2

Liquidity

2

(8
)

Alternatives(2)

—

(1
)

Total Traditional Asset Management

3

(8
)

Real Estate Investing

—

1

Merchant Banking:

Private equity

—

—

FrontPoint(3)

(2
)

—

Total Merchant Banking

(2
)

—

Total net flows

1

(7
)

Net market appreciation

7

3

Decrease due to FrontPoint transaction

(4
)

—

Total net increase (decrease)

4

(4
)

Net increase in share of minority stake assets(4)

1

—

Balance at end of period

$
284

$
262

(1)
All prior-period amounts have been reclassified to conform to the current presentation.

(2)
The alternatives asset class includes a range of investment products such as hedge funds, funds of hedge funds and funds of private equity funds.

(3)
The amount for the quarter ended March 31, 2011 includes two months of net flows related to FrontPoint, whereas the quarter ended March 31, 2010 includes three months of net flows related to FrontPoint.

(4)
Amounts represent Asset Management’s proportional share of assets managed by entities in which it owns a minority stake. At March 31, 2011, the assets under management attributed to FrontPoint are represented within the share of minority stake assets.

Principal
Transactions—Investments.    The Company recorded principal transactions net investment gains of $182 million in the quarter ended March 31, 2011 compared with gains of $189 million in the quarter ended
March 31, 2010. The results in the quarters ended March 31, 2011 and 2010 were primarily related to net investment gains associated with the Company’s Real Estate Investing business, primarily due to valuation gains within certain consolidated real estate funds sponsored by the Company, and net gains on the Company’s Merchant Banking and Traditional Asset Management investments.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees decreased 1% in the quarter ended March 31, 2011, primarily reflecting lower performance fees related to FrontPoint. The Company’s assets under management increased $22 billion from March 31, 2010 to March 31, 2011 reflecting market appreciation and net customer inflows primarily in the Company’s liquidity funds. The Company recorded net customer inflows of $1.4 billion in the quarter ended March 31, 2011 compared with net outflows of $6.8 billion in the quarter ended March 31, 2010.

Other.    Other revenues decreased $28 million in the quarter ended March 31, 2011 compared with the quarter ended
March 31, 2010. The decrease primarily reflected lower revenues associated with the Company’s minority stake investments in Lansdowne Partners, a London-based investment manager.

Non-interest Expenses.    Non-interest expenses increased 4% in the
quarter ended March 31, 2011 compared with the quarter ended March 31, 2010, primarily reflecting an increase in Non-compensation expenses, partially offset by a decrease in Compensation and benefits expense. Compensation and benefits expenses decreased 7% in the quarter ended March 31, 2011 primarily related to FrontPoint, as the quarter ended March 31, 2011 included two months of expenses for FrontPoint compared with three months of expenses in the quarter ended
March 31, 2010. Non-compensation expenses increased 20% for the quarter ended March 31, 2011 primarily due to an increase in Other expenses, due to indemnification losses related to the FrontPoint transaction.

Accounting Developments.

Reconsideration of Effective Control for Repurchase Agreements.

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance that removes the requirement to consider whether sufficient collateral is held when determining whether to account for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financings. The guidance is effective for the Company prospectively for transactions beginning on January 1, 2012. The Company is currently evaluating the impact of this accounting guidance.

Other Matters.

Real Estate.

The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner. The Company’s real estate investments at March 31, 2011 and December 31, 2010 are described below. Such amounts exclude investments associated with certain employee deferred compensation and co-investment plans.

At both March 31, 2011 and December 31, 2010, the condensed consolidated statements of financial condition included amounts representing real estate investment assets of consolidated subsidiaries of approximately $1.9 billion, including noncontrolling interests of approximately $1.5 billion, for a net amount of $0.4 billion. This net presentation is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess the Company’s net exposure. In addition, the Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to real estate investments of $1.0 billion at March 31, 2011 (see Note 11 to the condensed consolidated financial statements).

In addition to the Company’s real estate investments, the Company engages in various real estate-related activities, including origination of loans secured by commercial and residential properties. The Company also securitizes and trades in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate. In connection with these activities, the Company has provided, or otherwise agreed to be responsible for, representations and warranties. Under certain circumstances, the Company may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. The Company continues to monitor its real estate-related activities in order to manage its exposures and potential liability from these markets and businesses. See “Legal
Proceedings—Residential Mortgage and Credit Crisis Related Matters” in Part II, Item 1, herein and see Note 11 to the condensed consolidated financial statements.

See “Executive Summary—Significant Items—Real Estate Investments” herein for further information.

Morgan Stanley and Huaxin Securities Joint Venture.

In January 2011, the Company and
Huaxin Securities Co., Limited (“Huaxin Securities”) (also known as China Fortune Securities Co., Limited) jointly announced that the establishment of their securities joint venture in China had been approved by the China
Securities Regulatory Commission (“CSRC”) on December 31, 2010. The incorporation of the joint venture is subject to obtaining the appropriate licenses including the business license from the State Administration for
Industry & Commerce of the People’s Republic of China. Final CSRC approval is required before the commencement of business operations. In the second quarter of 2011, upon closing, the Company expects to incur costs of approximately
$130 million related to the formation of this securities joint venture.

The joint venture, Morgan Stanley Huaxin Securities Company Limited, will be registered and principally located in Shanghai. Huaxin Securities will hold a two-thirds stake in the joint venture while the Company will own a one-third interest. The establishment of the joint venture allows the Company to further build on its established onshore businesses in China. The scope of business will include underwriting and sponsorship of shares in the domestic China market (including A shares and foreign investment shares), as well as underwriting, sponsorship and principal trading of bonds (including government and corporate bonds).

Japanese Securities Joint Venture.

On May 1, 2010, the Company and MUFG formed a joint venture in Japan of their respective investment banking and securities businesses. MUFG and the
Company have integrated their respective Japanese securities companies by forming two joint venture companies. MUFG contributed the investment banking, wholesale and retail securities businesses conducted in Japan by Mitsubishi UFJ Securities Co.,
Ltd. into one of the joint venture entities named Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”). The Company

contributed the investment banking operations conducted in Japan by its subsidiary, MSMS, formerly known as Morgan Stanley Japan Securities Co., Ltd., into MUMSS (MSMS, together with MUMSS, the
“Joint Venture”). The Company owns a 40% economic interest in the Joint Venture and MUFG owns a 60% economic interest in the Joint Venture. The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS, while the
Company holds a 51% voting interest and MUFG holds a 49% voting interest in MSMS. The Company continues to consolidate MSMS in its condensed consolidated financial statements and, commencing on May 1, 2010, accounted for its interest in MUMSS as an equity method investment within the Institutional Securities business segment.

During the quarter ended March 31, 2011, the Company
recorded a loss of $655 million arising from the Company’s 40% stake in MUMSS, recorded within Other revenues in the condensed consolidated statement of income. In order to enhance the risk management at MUMSS, during the quarter ended
March 31, 2011, the Company entered into a transaction with MUMSS whereby the fixed income trading positions that previously caused the majority of the aforementioned MUMSS losses were transferred to MSMS. In return for entering into the transaction, the Company received total consideration of $659 million, which represented the estimated fair value of the transaction.

Pursuant to a shareholder agreement between MUFG and the Company, MUFG is responsible for ensuring that MUMSS remains adequately capitalized, and the
Company is not obligated to contribute additional capital to MUMSS. Because of the losses incurred by MUMSS, MUFG contributed approximately $370 million of capital to MUMSS on April 22, 2011. The MUFG capital injection will improve the capital base and restore the capital adequacy ratio of MUMSS, and will partially mitigate, to the extent of approximately $145 million, the reduction in the Company’s book value that results from the MUMSS losses. This adjustment to book value will be reflected in the quarter ended June 30, 2011.

During the quarter ended March 31, 2011, the Company performed an impairment review of its equity method investment in MUMSS in view of the deterioration in the financial performance of MUMSS and the earthquake in Japan on March 11, 2011. The Company recorded no other-than-temporary impairment loss at March 31, 2011.
Adverse market or economic events, as well as further deterioration of post-earthquake economic performance could result in impairment charges of this investment in future periods.

See “Significant Items—Japanese Securities Joint Venture” herein for further information.

MUFG Stock Conversion.

On April 21, 2011, MUFG and the Company announced that they
have entered into an agreement to convert MUFG’s outstanding Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (“Series B Preferred Stock”) in the Company into the Company’s common stock. Under the terms of the transaction, MUFG will exchange the Series B Preferred Stock with a face value of $7.8 billion and a 10% dividend for approximately 385 million shares of Company common stock, reflecting an increase in the conversion rate of 75 million shares and providing MUFG with an ownership interest in the Company of 22.4%. The 75 million share increase in the conversion rate (which, based on the Company’s closing stock price on April 21, 2011, would be approximately $2 billion) will be treated as a preferred stock dividend at closing. The transaction is subject to certain closing conditions, including receipt of required regulatory approvals in certain jurisdictions globally.

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

For
a further discussion regarding the regulatory outlook for the Company, please refer to “Supervision and Regulation” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of
Operations—Regulatory Outlook” in Part II, Item 7, included in the Form 10-K.

Critical Accounting Policies.

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 1 to the condensed consolidated financial statements). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K), the following involve a higher degree of judgment and complexity.

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

•

Certain Other secured financings; and

•

Certain Long-term borrowings, primarily structured notes.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels, wherein Level 1 uses observable prices in active markets, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs, and, therefore require the greatest use of judgment. In periods of market disruption, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3. In addition, a downturn in market conditions could lead to declines in the valuation of many instruments. For further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Note 2 to the consolidated financial statements for the year ended December 31, 2010 included in Form 10-K and Notes 2 and 3 to the condensed consolidated financial statements.

Level 3 Assets and
Liabilities.    The Company’s Level 3 assets before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $33.5 billion and $34.9 billion at March 31, 2011 and
December 31, 2010, respectively, and represented approximately 10% at March 31, 2011 and December 31, 2010 of the assets measured at fair value (4% of total assets at March 31, 2011 and December 31, 2010). Level 3 liabilities before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $7.8 billion and $8.5 billion at March 31, 2011 and December 31, 2010, respectively, and represented approximately
4% of the Company’s liabilities measured at fair value.

Transfers In/Out of Level 3 During the Quarter Ended March 31,
2011.    During the quarter ended March 31, 2011, the Company reclassified approximately $1.6 billion of certain Corporate and other debt, primarily corporate loans, from Level 3 to Level 2. The Company reclassified the corporate loans as external prices and/or spread inputs for these instruments became observable.

The Company also reclassified approximately $1.3 billion of certain Corporate and other debt from Level 2 to
Level 3. The reclassifications were primarily related to corporate loans and were generally due to a reduction in market price quotations for these or comparable instruments, or a lack of available broker quotes, such that unobservable inputs had to be utilized for the fair value measurement of these instruments.

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

Fair Value Control Processes.    The Company employs
control processes to validate the fair value of its financial instruments, including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by Company personnel with relevant expertise who are independent from the trading desks. Additionally, groups independent from the trading divisions within Finance, Market Risk Department and Credit Risk Management Department participate in the review and validation of the fair values generated from pricing models, as appropriate. Where a pricing model is used to determine fair value, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model.

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

Goodwill and Intangible Assets.

Goodwill.    The Company tests goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level, which is generally at the level of or one level below its business segments. Goodwill no longer retains its association with a particular acquisition once it has been assigned to a reporting unit. As such, all of the activities of a reporting unit, whether acquired or organically developed, are available to support the value of the goodwill. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective book value. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below book value, however, further analysis is required to determine the amount of the impairment. Additionally, if the book value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques the Company believes market participants would use for each of the reporting units. The estimated fair values are generally determined utilizing methodologies that incorporate price-to-book, price-to-earnings and assets under management multiples of certain comparable companies. The Company also utilizes a discounted cash flow methodology for certain reporting units.

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

See Note 3 and Note 8 to the condensed consolidated financial statements for additional information about goodwill and intangible assets.

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

In most cases, these SPEs are deemed for accounting purposes to be VIEs. The Company applies accounting guidance for consolidation of VIEs to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Entities that previously met the criteria as qualifying SPEs that were not subject to consolidation prior to January 1, 2010 became subject to the consolidation requirements for VIEs on that date. Excluding entities subject to the
Deferral (as defined in Note 2 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K), effective January 1, 2010, the primary beneficiary of a VIE is the party that both (1) has the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (2) has an obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the
VIE. The Company consolidates entities of which it is the primary beneficiary.

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

The Balance Sheet.

The
Company actively monitors and evaluates the composition and size of its balance sheet. A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets increased to $836,185 million at
March 31, 2011 from $807,698 million at December 31, 2010. The increase in total assets was primarily due to higher interest bearing deposits with banks and securities financing activities.

The Company’s assets and liabilities are primarily related to transactions attributable to sales and trading and securities financing activities. At
March 31, 2011, securities financing assets and liabilities were $385 billion and $333 billion, respectively. At December 31, 2010, securities financing assets and liabilities were $358 billion and $321 billion, respectively. Securities financing transactions include repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Note 2 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K). Securities sold under agreements to repurchase and Securities loaned were $193 billion at March 31, 2011 and averaged $199 billion during the quarter. Securities purchased under agreements to resell and Securities borrowed were $306 billion at March 31, 2011 and averaged $299 billion during the quarter.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer owned securities, and customer cash, which is segregated according to regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage clients. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets were $13 billion and $17 billion at March 31, 2011 and December 31, 2010, respectively, recorded in accordance with accounting guidance for the transfer of financial assets that represented offsetting assets and liabilities for fully collateralized non-cash loan transactions.

The following table sets forth the Company’s total assets and leverage ratios at March 31, 2011 and December 31, 2010 and average balances during the quarter ended March 31, 2011:

Balance at

Average Balance(1)

March 31, 2011

December 31, 2010

For the Three Months Ended March 31, 2011

(dollars in millions, except ratio data)

Common equity

$
48,589

$
47,614

$
48,127

Preferred equity

9,597

9,597

9,597

Morgan Stanley shareholders’ equity

58,186

57,211

57,724

Junior subordinated debentures issued to capital trusts

4,845

4,817

4,828

Less: Goodwill and net intangible assets(2)

(6,916
)

(6,947
)

(6,914
)

Tangible Morgan Stanley shareholders’ equity

$
56,115

$
55,081

$
55,638

Common equity

$
48,589

$
47,614

$
48,127

Less: Goodwill and net intangible assets(2)

(6,916
)

(6,947
)

(6,914
)

Tangible common equity(3)

$
41,673

$
40,667

$
41,213

Tier 1 common ratio(4)

11.7
%

10.5
%

N/M

N/M
– Not meaningful.

(1)
The Company calculates its average balances based upon weekly balances, except where weekly balances are unavailable, the month-end balances are used.

(2)
Goodwill and net intangible assets exclude mortgage servicing rights (net of disallowable mortgage servicing rights) of $130 million and $141 million at March 31,
2011 and December 31, 2010, respectively, and include only the Company’s share of MSSB’s goodwill and intangible assets.

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

Balance Sheet and Funding Activity for the Three Months Ended March 31,
2011.

During the quarter ended March 31, 2011, the Company issued notes with a principal amount of approximately $14 billion. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.2 years at March 31, 2011. Subsequent to March 31, 2011 and through April 30, 2011, the Company’s long-term borrowings (net of repayments) decreased by approximately $1 billion.

At March 31, 2011, the aggregate outstanding principal amount of the Company’s senior indebtedness was approximately $187 billion (including guaranteed obligations of the indebtedness of subsidiaries) compared with $183 billion at December 31, 2010. The increase in the amount of senior indebtedness was primarily due to foreign currency translation adjustments.

MUFG Stock Conversion.

On April 21, 2011, MUFG and the Company announced that they have entered into an agreement to convert MUFG’s outstanding Series B Preferred Stock in the Company into the Company’s common stock (see “Other Matters—MUFG Stock Conversion” herein).

Capital Management.

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

At March 31, 2011, the Company had approximately $1.6 billion remaining under its current share repurchase program out of the $6 billion authorized by the Board in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases by the Company are subject to regulatory approval. During the quarter ended March 31, 2011, the Company did not repurchase common stock as part of its capital management share repurchase program (see also “Unregistered Sales of Equity
Securities and Use of Proceeds” in Part II, Item 2).

The Board determines the declaration and payment of dividends on a quarterly basis. In April 2011, the Company announced that its Board declared a quarterly dividend per common share of $0.05. The Company also announced that the Board declared a quarterly dividend of $250.00 per share of Series A Floating Rate Non-Cumulative
Preferred Stock (represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25000); a quarterly dividend of $25.00 per share of Series B Preferred Stock; and a quarterly dividend of $25.00 per share of Series C Non-Cumulative Non-Voting Perpetual Preferred Stock.

Required Capital.

Beginning with the quarter ended June 30, 2010, the Company’s capital estimation is based on the Required Capital Framework, an internal capital adequacy measure. This framework is a risk-based internal use of capital measure, which is compared with the Company’s regulatory Tier 1 capital to help ensure the Company maintains an amount of risk-based going concern capital after absorbing potential losses from extreme stress events at a point in time. The difference between the Company’s Tier 1 capital and aggregate Required Capital is the Company’s Parent capital. Average Tier 1 capital, Required Capital and Parent capital for the quarter ended March 31, 2011 was approximately $49.3 billion, $27.5 billion and $21.8 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, including Basel III, organic growth, acquisitions and other capital needs.

Tier 1 capital and common equity attribution to the business segments is based on capital usage calculated by Required Capital. In principle, each business segment is capitalized as if it were an independent operating entity with limited diversification benefit between the business segments. Required Capital is assessed at each business segment and further attributed to product lines. This process is intended to align capital with the risks in each business segment in order to allow senior management to evaluate returns on a risk-adjusted basis. The Required Capital framework will evolve over time, responding to changes in the business and regulatory environment, including Basel III, and incorporating enhancements in modeling techniques (see “Regulatory Requirements” herein for further information on Basel III).

For a further discussion of the Company’s Tier 1 capital, see “Regulatory Requirements” herein.

The following table presents the Company’s and business segments’ average Tier 1 capital and average common equity for the quarter ended March 31, 2011 and the quarter ended December 31, 2010.

Three Months Ended March
31, 2011

Three Months Ended December 31, 2010

Average Tier 1 Capital

Average Common Equity

Average Tier 1 Capital

Average Common Equity

(dollars in billions)

Institutional Securities

$
23.0

$
20.7

$
25.9

$
18.6

Global Wealth Management Group

3.1

6.7

2.9

6.8

Asset Management

1.4

1.9

2.0

2.2

Parent capital

21.8

18.8

22.3

19.8

Total

$
49.3

$
48.1

$
53.1

$
47.4

On March 31, 2011, the Federal Reserve implemented a limit on the amount of the restricted core capital elements (trust preferred securities and certain noncontrolling interests) to 15% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. This restriction resulted in approximately $3.9 billion of restricted capital being reclassed from Tier 1 Capital to Tier 2 Capital for March 31, 2011. To enhance the comparability of the current quarter’s average Tier 1 capital and average common equity by segment to subsequent quarterly averages, the Company applied this limitation to the full quarter average, as if the rule were in place from the beginning of first quarter 2011 (see “Regulatory Requirements” herein for more information).

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

Liquidity and Funding Management.

The primary goal of the Company’s liquidity management and funding activities is to ensure adequate funding over a wide range of market conditions. Given the mix of the Company’s business activities, funding requirements are fulfilled through a diversified range of secured and unsecured financing.

The Company’s liquidity
and funding risk management framework, including policies and governance structure, helps mitigate the potential risk that the Company may not have access to adequate financing. The framework is designed to help ensure that the Company fulfills its financial obligations and to support the execution of the Company’s business strategies. The principal elements of the Company’s liquidity and funding risk management framework are the Contingency Funding Plan and the Global Liquidity
Reserve that support the target liquidity profile (see “Liquidity Management—Contingency Funding Plan” and “Liquidity Management—Global Liquidity Reserve” herein).

Liquidity Management.

Contingency
Funding Plan.

The Contingency Funding Plan (“CFP”) is the Company’s primary liquidity risk management tool. The CFP outlines the Company’s response to liquidity stress in the markets and incorporates stress testing to identify potential liquidity risk. Liquidity stress tests model multiple scenarios related to idiosyncratic, systemic or a combination of both types of events across various time horizons.

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

At March 31, 2011, the
Company maintained sufficient liquidity to meet funding and contingent obligations as modeled in its liquidity stress tests.

Global Liquidity Reserve.

The
Company maintains sufficient liquidity reserves (“Global Liquidity Reserve”) to cover daily funding needs and meet strategic liquidity targets sized by the CFP. The Global Liquidity Reserve is held within the Parent company and major operating subsidiaries. It is comprised of cash and cash equivalents, securities that have been reversed or borrowed by the Company primarily on an overnight basis (predominantly consisting of U.S. and European government bonds and U.S. agency and agency mortgage-backed securities) and pools of Federal Reserve-eligible (eligible to be pledged to the Federal Reserve’s Discount Window) and other unencumbered liquid securities (see table below). The assets that make up the Global Liquidity
Reserve are all unencumbered and are not pledged as collateral on either a mandatory or a voluntary basis. They do not include other unencumbered assets that are available to the Company for additional monetization.

Global Liquidity Reserve by Type of Investment

The table below summarizes the Company’s Global Liquidity Reserve by type of investment:

At March 31, 2011

(dollars in billions)

Cash and cash equivalents

$
47

Securities purchased under agreements to resell/Securities borrowed

88

Federal Reserve-eligible and other unencumbered liquid securities

37

Global Liquidity Reserve

$
172

The vast majority of the assets held in the Global Liquidity Reserve can be monetized on a next-day basis in a stressed environment given the highly liquid and diversified nature of the reserves. The remainder of the assets can be monetized within two to five business days.

The currency composition of the Global Liquidity Reserve is consistent with the CFP on a currency level. The Company’s funding requirements and target liquidity reserves may vary based on changes to the level and composition of its balance sheet, subsidiary-funding needs, timing of specific transactions, client financing activity, market conditions and seasonal factors.

Global Liquidity Reserve Held by the Parent and Subsidiaries

The table below summarizes
the Global Liquidity Reserve held by the Parent and subsidiaries:

At March 31, 2011

At December 31, 2010

Average Balance(1)

For the Three Months Ended March 31, 2011

For the Three Months Ended December 31, 2010

(dollars in billions)

Parent

$
77

$
68

$
77

$
69

Non-Bank Subsidiaries

32

35

30

35

Bank Subsidiaries

63

68

65

65

Total

$
172

$
171

$
172

$
169

(1)
Starting January 2011, the Company calculates the average global liquidity reserve based upon daily amounts; previous quarterly average balances were based upon weekly amounts.

The Company is exposed to intra-day settlement risk in connection with liquidity provided to its major broker-dealer subsidiaries for intra-day clearing and settlement of its securities and financing activity.

Funding Management.

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

The Company funds its balance sheet on a global basis through diverse sources. These sources may include the Company’s equity capital, long-term debt, repurchase agreements, securities lending, deposits, commercial paper, letters of credit and lines of credit. The Company has active financing programs for both standard and structured products targeting global investors and currencies.

Secured Financing.    A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term collateralized receivables arising principally from its Institutional Securities sales and trading activities. The liquid nature of these assets provides the Company with flexibility in financing these assets with collateralized borrowings.

The Company’s goal is to achieve an optimal mix of secured and unsecured funding while ensuring continued growth in stable funding sources. The Institutional Securities business segment emphasizes the use of collateralized short-term borrowings to limit the growth of short-term unsecured funding, which is generally more subject to disruption during periods of financial stress. The ability to fund less liquid assets on a secured basis may be impaired in a stress environment. To manage this risk, the Company obtains longer-term secured financing for less liquid assets and has minimal reliance on overnight financing. At March 31, 2011, the weighted average maturity of the Company’s secured financing against less liquid collateral was greater than 120 days. The Company defines less liquid collateral as those that are not consistent with the standards of the Global Liquidity Reserve. In addition, the Company minimizes refinancing risk by diversifying across both counterparties and maturities. The Company holds a portion of its Global Liquidity Reserve against a potential disruption to its secured financing capabilities. This potential disruption may be in the form of additional margin or reduced capacity to refinance maturing trades. The Company continues to extend the tenor of secured financing for less liquid collateral and seeks to build a sufficient buffer to offset the risks discussed above.

Unsecured Financing.    The Company views long-term debt and deposits as stable sources of funding for core inventories and less liquid assets. Securities inventories not financed by secured funding sources and the majority of current assets are financed with a combination of short-term funding, deposits, floating rate long-term debt and fixed rate long-term debt swapped to a floating rate. The Company uses derivative products (primarily interest rate, currency and equity swaps) to assist in asset and liability management and to hedge interest rate risk (see Note 12 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K).

Temporary Liquidity Guarantee Program
(“TLGP”).    In October 2008, the Secretary of the U.S. Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991, and the FDIC announced the TLGP. Based on the Final Rule adopted on
November 21, 2008, the TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Company) between October 14, 2008 and
June 30, 2009. Of the $23.8 billion issued under the TLGP, $4.5 billion (including $1.4 billion of debt buybacks) were retired through the quarter ended March 31, 2011.

Short-Term Borrowings.    The Company’s unsecured short-term borrowings consist of commercial paper, bank loans, bank notes and structured notes with maturities of
12 months or less at issuance.

The table below summarizes the Company’s short-term unsecured borrowings:

At March 31, 2011

At December 31, 2010

(dollars in millions)

Commercial paper

$
959

$
945

Other short-term borrowings

2,343

2,311

Total

$
3,302

$
3,256

Deposits.    The Company’s bank subsidiaries’ funding sources include bank deposits, repurchase agreements, federal funds purchased, certificates of deposit, money market deposit accounts, commercial paper and Federal Home Loan Bank advances.

Deposits were as follows:

At March 31, 2011(1)

At December 31, 2010(1)

(dollars in millions)

Savings and demand deposits

$
59,961

$
59,856

Time deposits(2)

3,534

3,956

Total

$
63,495

$
63,812

(1)
Total deposits insured by the FDIC at March 31, 2011 and December 31, 2010 were $48 billion.

(2)
Certain time deposit accounts are carried at fair value under the fair value option (see Note 3 to the condensed consolidated financial statements).

With the passage of the Dodd-Frank Act, the statutory standard maximum deposit insurance amount was permanently increased to $250,000 per depositor and is in effect for the Subsidiary Banks.

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

Long-Term Borrowings.    The Company uses a variety of long-term debt funding sources to generate liquidity, taking CFP requirements into consideration. In addition, the issuance of long-term debt allows the Company to reduce reliance on short-term credit sensitive instruments (e.g., commercial paper and other unsecured short-term borrowings). Long-term borrowings are generally structured to ensure staggered maturities, thereby mitigating refinancing risk, and to maximize investor diversification through sales to global institutional and retail clients. Availability and cost of financing to the Company can vary depending on market conditions, the volume of certain trading and lending activities, the Company’s credit ratings and the overall availability of credit. During the quarter ended March 31, 2011, the Company issued notes with a principal amount of approximately $14 billion.

The Company may from time to time engage in various transactions in the credit markets (including, for example, debt repurchases) that it believes are in the best interests of the Company and its investors. During the quarter ended March 31, 2011, approximately $13 billion in aggregate long-term borrowings were repaid.

Long-term borrowings at March 31, 2011 consisted of the following:

Parent

Subsidiaries

Total

(dollars in millions)

Due in 2011

$
17,457

$
1,862

$
19,319

Due in 2012

35,974

802

36,776

Due in 2013

25,525

839

26,364

Due in 2014

20,652

830

21,482

Due in 2015

17,179

3,834

21,013

Thereafter

69,412

1,770

71,182

Total

$
186,199

$
9,937

$
196,136

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

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business segment, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit rating downgrade. At March 31, 2011, the amount of additional collateral or termination payments that could be called by counterparties under the terms of such agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was $1,260 million. A total of $3,336 million in collateral or termination payments could be called in the event of a two-notch downgrade.

Also, the Company is required to pledge additional collateral to certain exchanges and clearing organizations in the event of a credit rating downgrade. At March 31, 2011, the increased collateral requirement at certain exchanges and clearing organizations was $191 million in the event of a one-notch downgrade of the Company’s long-term credit rating. A total of $1,543 million of collateral is required in the event of a two-notch downgrade.

The liquidity impact of additional collateral requirements is accounted for in the Company’s CFP.

At April 30, 2011, the Company’s and Morgan Stanley Bank, N.A.’s senior unsecured ratings were as set forth below:

Company

Morgan Stanley Bank, N.A.

Short-Term Debt

Long-Term Debt

Rating Outlook

Short-Term Debt

Long-Term Debt

Rating Outlook

Dominion Bond Rating Service Limited

R-1 (middle)

A (high)

Negative

—

—

—

Fitch Ratings

F1

A

Stable

F1

A

Stable

Moody’s

P-1

A2

Negative

P-1

A1

Negative

Rating and Investment Information, Inc.

a-1

A+

Negative

—

—

—

Standard & Poor’s

A-1

A

Negative

A-1

A+

Negative

Off-Balance Sheet Arrangements
with Unconsolidated Entities.

The Company enters into various arrangements with unconsolidated entities, including variable interest entities, primarily in connection with its Institutional Securities business segment. See “Off-Balance Sheet Arrangements with Unconsolidated Entities” included in Part II, Item 7, of the Form 10-K for further information.

See Note 11 to the condensed consolidated financial statements for further information on Guarantees.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at March 31, 2011 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Years to Maturity

Total at March 31, 2011

Less than 1

1-3

3-5

Over 5

(dollars in millions)

Letters of credit and other financial guarantees obtained to satisfy collateral requirements

$
1,012

$
1

$
10

$
—

$
1,023

Investment activities

1,329

299

77

357

2,062

Primary lending commitments—investment grade(1)(2)

9,044

28,563

10,560

584

48,751

Primary lending commitments—non-investment grade(1)

1,071

5,957

6,730

1,006

14,764

Secondary lending commitments(1)

46

152

173

176

547

Commitments for secured lending transactions

620

710

1

135

1,466

Forward starting reverse repurchase agreements(3)

59,397

—

—

—

59,397

Commercial and residential mortgage-related commitments

464

11

77

643

1,195

Underwriting commitments

970

—

—

—

970

Other commitments

97

171

42

5

315

Total

$
74,050

$
35,864

$
17,670

$
2,906

$
130,490

(1)
These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 3 to the condensed consolidated financial statements).

(2)
This amount includes commitments to asset-backed commercial paper conduits of $275 million at March 31, 2011, of which $138 million have maturities of less than one year and $137 million have maturities of one to three years.

(3)
The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to March 31, 2011 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and at March 31, 2011,
$55.3 billion settled within three business days.

Regulatory Requirements.

Capital.

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

The Company calculates its capital ratios and RWAs in accordance with the capital adequacy standards for financial holding companies adopted by the Federal Reserve. These standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. In December 2007, the U.S. banking regulators published final regulation incorporating the Basel II Accord, which requires internationally active banking organizations, as well as certain of their U.S. bank subsidiaries, to implement Basel II standards over the next several years. The timeline set out in December 2007 for the implementation of Basel II in the U.S. may be impacted by the developments concerning Basel III described below. Starting July 2010, the Company has been reporting on a parallel basis under the current regulatory capital regime (Basel I) and Basel II. During the parallel run period, the Company continues to be subject to Basel I but simultaneously calculates its risks under Basel II. The Company reports the capital ratios under both of these standards to the regulators. There will be at least four quarters of parallel reporting before the Company enters the three-year transitional period to implement Basel II standards. In addition, under provisions of the Dodd-Frank Act, the generally applicable capital standards, which are currently based on Basel I standards, but may themselves change over time, would serve as a permanent floor to minimum capital requirements calculated under the Basel II standard the Company is currently required to implement, as well as future capital standards.

Basel III contains new capital standards that raise the quality of capital and strengthen counterparty credit risk capital requirements and introduces a leverage ratio as a supplemental measure to the risk-based ratio. Basel III includes a new capital conservation buffer, which imposes a common equity requirement above the new minimum that can be depleted under stress, subject to restrictions on capital distributions, and a new countercyclical buffer which regulators can activate during periods of excessive credit growth in their jurisdiction. The Basel III proposals complement an earlier proposal for revisions to the Market Risk Framework that increases capital requirements for securitizations within the Company’s trading book. In 2011, the U.S. regulators have issued proposed rules that are intended to implement certain aspects of the Market Risk Framework proposals. The U.S.
regulators will require implementation of Basel III subject to an extended phase-in period.

Under the Basel Committee’s proposed
framework, based on a preliminary analysis of the guidelines published to date, the Company estimates its Tier 1 common ratio will be in a range between 8% and 10% by the end of 2012, including the effects of the MUFG Stock Conversion (see
“Other Matters—MUFG Stock Conversion” herein). This is a preliminary estimate and may change based on guidelines for implementation to be issued by the Federal Reserve.

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

Pursuant to provisions of the Dodd-Frank Act, over time, trust preferred securities will no longer qualify as Tier 1 capital but will only qualify as Tier 2 capital. This change in regulatory capital treatment will be phased in incrementally during a transition period that will start on January 1, 2013 and end on January 1, 2016. This provision of the Dodd-Frank Act accelerates the phasing in of the disqualification of the trust preferred securities as provided for by Basel III.

Starting March 31,
2011, the Federal Reserve required implementation of a rule limiting the amount of restricted Tier 1 core capital elements to 15% of the core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. As a result of this regulation, $3.9 billion of restricted core capital shifted from Tier 1 to Tier 2 at March 31, 2011.

At March 31, 2011, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 16.5% and total capital to RWAs of 18.4% (6% and 10% being well-capitalized for regulatory purposes, respectively). In addition, financial holding companies are also subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments).
The adjusted average total assets are derived using weekly balances for the year.

The following table reconciles the Company’s total
shareholders’ equity to Tier 1 and Total capital as defined by the regulations issued by the Federal Reserve and presents the Company’s consolidated capital ratios at March 31, 2011 and December 31, 2010:

At March 31, 2011

At December 31 2010

(dollars in millions)

Allowable capital

Tier 1 capital:

Common shareholders’ equity

$
48,589

$
47,614

Qualifying preferred stock

9,597

9,597

Qualifying restricted core capital elements

9,132

12,924

Less: Goodwill

(6,743
)

(6,739
)

Less: Non-servicing intangible assets

(4,451
)

(4,526
)

Less: Net deferred tax assets

(5,280
)

(3,984
)

Less: After-tax debt valuation adjustment

95

(20
)

Other deductions

(1,320
)

(1,986
)

Total Tier 1 capital

49,619

52,880

Tier 2 capital:

Other components of allowable capital:

Qualifying subordinated debt and restricted core capital elements

6,340

2,412

Other qualifying amounts

45

82

Other additions (deductions)

(551
)

(897
)

Total Tier 2 capital

5,834

1,597

Total allowable capital

$
55,453

$
54,477

Total risk weighted assets

$
301,482

$
329,560

Capital ratios

Total capital ratio

18.4
%

16.5
%

Tier 1 capital ratio

16.5
%

16.1
%

Tier 1 leverage ratio

6.1
%

6.6
%

Total allowable capital is composed of Tier 1 and Tier 2 capital. Tier 1 capital consists predominately of common shareholders’ equity as well as qualifying preferred stock and qualifying restricted core capital elements (trust preferred securities and noncontrolling interests) less goodwill, non-servicing intangible assets (excluding allowable mortgage servicing rights), net deferred tax assets (recoverable in excess of one year), an after-tax debt valuation adjustment and certain other deductions, including equity investments. The debt valuation adjustment in the above table represents the cumulative change in fair value of certain long-term and short-term borrowings that was attributable to the Company’s own instrument-specific credit spreads and is included in retained earnings. For a further discussion of fair value, see Note
3 to the condensed consolidated financial statements.

At March 31, 2011, the Company calculated its RWAs in accordance with the regulatory capital requirements of the Federal Reserve, which is consistent with guidelines described under Basel I. RWAs reflect both on and off-balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations. RWAs decreased from December 31, 2010 to March 31, 2011 as a result of a combination of business mix, analytics and collateral changes.

Market RWAs reflect capital charges attributable to the risk of loss resulting from adverse changes in market prices and other factors. For a further discussion of the Company’s market risks and Value-at-Risk (“VaR”) model, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II,
Item 7A, of the Form 10-K and in Part 1, Item 3 herein. Market RWAs incorporate two components: systematic risk and specific risk. Systematic and specific risk charges are computed using either the Company’s VaR model or Standardized
Approach in accordance with regulatory requirements.

Credit RWAs reflect capital charges attributable to the risk of loss arising from a borrower or counterparty failing to meet its financial obligations. For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part
II, Item 7A, of the Form 10-K and in Part 1, Item 3 herein.

Liquidity.

The Basel Committee on Banking Supervision has developed two standards for supervisors to use in liquidity risk supervision. The first standard’s objective is to promote the short-term resilience of the liquidity risk profile of banks and bank holding companies. The Committee developed the Liquidity Coverage Ratio (“LCR”) to ensure banks have sufficient high-quality liquid assets to cover net outflows arising from significant stress lasting 30 calendar days. The standard requires that the value of the ratio be no lower than 100%. The second standard’s objective is to promote resilience over a longer time horizon. The Net Stable Funding Ratio (“NSFR”) has a time horizon of one year and builds on traditional “net liquid asset” and “cash capital” methodologies used widely by internationally active banking organizations to provide a sustainable maturity structure of assets and liabilities. The NSFR is defined as the amount of available stable funding to the amount of required stable funding. This ratio must be greater than 100%. After an observation period beginning in 2011, the LCR, including any revisions, will be introduced on January 1, 2015. The NSFR, including any revisions, will move to a minimum standard by January 1, 2018. The Company will continue to monitor the development and the potential impact of these standards.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk.

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio.
Generally, the Company incurs market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of the Company’s VaR for market risk exposures is generated. In addition, the Company incurs trading related market risk within the Global Wealth Management Group. Asset Management incurs principally Non-trading market risk primarily from capital investments in real estate funds and investments in private equity vehicles. Regarding sales and trading and related activities, the Company is exposed to concentration risk in certain of its OTC derivatives portfolios related to the additional cost of closing out particularly large risk positions. For a further discussion of the Company’s Market Risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

VaR.

The Company uses VaR as one
of a range of risk management tools. VaR methodology has various strengths and limitations, which include, but are not limited to: use of historical changes in market risk factors, which may not be accurate predictors of future market conditions, and may not fully incorporate the risk of extreme market events that are outsized relative to observed historical market behavior or reflect the historical distribution of results beyond the 95% confidence interval; and reporting of losses in a single day, which does not reflect the risk of positions that cannot be liquidated or hedged in one day. A small proportion of market risk generated by trading positions is not included in VaR. The modeling of the risk characteristics of some positions relies on approximations that, under certain circumstances, could produce significantly different results from those produced using more precise measures.

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

Since the reported VaR statistics are estimates
based on historical position and market data, VaR should not be viewed as predictive of the Company’s future revenues or financial performance or of its ability to monitor and manage risk. There can be no assurance that the Company’s actual losses on a particular day will not exceed the VaR amounts indicated below or that such losses will not occur more than five times in 100 trading days for a 95%/one-day VaR. VaR does not predict the magnitude of losses which, should they occur, may be significantly greater than the VaR amount.

The tables below present VaR for the Company’s Trading portfolio, on a quarter-end, quarterly average, and quarterly high and low basis (see Table 1 below). The VaRs that would result if the Company were to adopt alternative parameters for its calculations, such as a higher confidence level for the VaR statistic (99%
rather than 95%) or a shorter historical time series of market data (one year rather than four years), are also disclosed (see Table 2 below).

The Company’s Trading VaR includes mark-to-market lending exposures and associated hedges. In addition, counterparty credit valuation adjustments and related hedges are also included in Trading VaR.

The Company has adopted alternative measures for the disclosure of non-trading risks and will therefore no longer disclose Non-trading and Aggregate VaR. Due to a variety of factors (e.g. trading restrictions, illiquidity); the Company believes that sensitivity analysis is a more appropriate representation of the Company’s non-trading risks.
These are covered in the Non-Trading Risks section below.

Trading Risks.

The table below presents the Company’s 95%/one-day Trading VaR:

Table 1: 95% Total Trading VaR

95%/One-Day VaR for the Quarter Ended March 31, 2011

95%/One-Day VaR for the Quarter Ended December 31, 2010

Primary Market Risk Category

Period End

Average

High

Low

Period End

Average

High

Low

(dollars in millions)

Interest rate and credit spread

$
123

$
105

$
131

$
91

$
102

$
120

$
138

$
100

Equity price

29

28

33

23

30

31

52

25

Foreign exchange rate

19

18

27

10

21

22

40

9

Commodity price

30

33

44

26

30

26

35

21

Less Diversification benefit(1)

(67
)

(63
)

(90
)

(47
)

(65
)

(67
)

(117
)

(38
)

Total Trading VaR

$
134

$
121

$
145

$
103

$
118

$
132

$
148

$
117

(1)
Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four primary risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s average Trading VaR for the quarter ended March 31, 2011 was $121 million compared with $132 million for the quarter ended December 31, 2010. The decrease was driven by reductions in credit and foreign exchange.

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

Table 2 presents the VaR statistics
that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (95% versus 99%) for the VaR statistic or a shorter historical time series (four-year versus one-year) for market data upon which it bases its simulations. The four-year VaR measure continues to be sensitive to the high market volatilities experienced in the fourth quarter of 2008, while the one-year VaR is no longer affected by this phenomenon. Consequently, the four-year VaR remains a more conservative approximation of the Company’s portfolio risk.

Table 2: 95% and 99% Average Trading VaR with Four-Year / One-Year Historical Time Series

95% Average One-Day VaR for the Quarter Ended March 31, 2011

99% Average One-Day VaR for the Quarter Ended March 31, 2011

Primary Market Risk Category

Four-Year Factor History

One-Year Factor History

Four-Year Factor History

One-Year Factor History

(dollars in millions)

Interest rate and credit spread

$
105

$
71

$
207

$
129

Equity price

28

23

39

34

Foreign exchange rate

18

16

28

27

Commodity price

33

23

58

32

Less Diversification benefit(1)

(63
)

(47
)

(111
)

(65
)

Total Trading VaR

$
121

$
86

$
221

$
157

116

(1)
Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four primary risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

Distribution of VaR Statistics and Net Revenues for the quarter ended March 31, 2011.

As shown in Table 1, the Company’s average 95%/one-day Trading VaR for the quarter ended March 31, 2011 was $121 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Trading VaR for the quarter ended March 31, 2011. The most frequently occurring value was between $105 million and $110 million, while for approximately 56% of trading days during the quarter, VaR ranged between $100 million and $125 million.

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

The histogram below shows the distribution of daily net trading revenue for the quarter ended March 31,
2011 for the Company’s trading businesses (these figures include revenue from the counterparty portfolio and also include net interest and non-agency commissions but exclude certain non-trading revenues such as primary, fee-based and prime brokerage revenue credited to the trading businesses). During the quarter ended March 31, 2011, the Company experienced net trading losses on 3 days, none of which were in excess of the 95%/one-day Trading VaR.

Non-Trading Risks.

Reflected below is a sensitivity analysis covering substantially all of the non-trading risk in the Company’s portfolio.

Counterparty Exposure Related to the Company’s Own Spread.

The credit spread risk
relating to the Company’s own mark-to-market derivative counterparty exposure is managed separately from VaR. The credit spread risk sensitivity of this exposure corresponds to an increase in value of approximately $8 million for each 1 basis point widening in the Company’s credit spread level for both March 31, 2011 and December 31, 2010.

Funding Liabilities.

The credit spread risk and interest rate risk associated with non-mark-to-market funding liabilities related to fixed and other non-trading assets are also excluded from VaR. At March 31, 2011 and December 31, 2010, non-mark-to-market funding liabilities related to fixed and other non-trading assets were approximately $3.0 billion and $3.5 billion, respectively.

The Company’s VaR also does not capture the credit spread risk sensitivity of the Company’s mark-to-market funding liabilities, which corresponded to an increase in value of approximately $13 million and $14 million for each 1 basis point widening in the Company’s credit spread level at March 31, 2011 and December 31, 2010, respectively.

Interest Rate Risk Sensitivity on Income from Continuing Operations.

The Company measures the interest rate risk of certain assets and liabilities not included in Trading VaR by calculating the hypothetical sensitivity of income from continuing operations (before income taxes) to potential changes in the level of interest rates over the next twelve months. This sensitivity analysis includes positions that are mark-to-market as well as positions that are accounted for on an accrual basis.

Given the currently low interest rate environment, the Company uses the following two interest rate scenarios to quantify the Company’s sensitivity: instantaneous parallel shocks of 100 and 200 basis point increases to all points on all yield curves simultaneously. With respect to MSSB, the Company’s assessment of interest rate risk focuses on its economic investment in MSSB (the Company’s 51% share of MSSB’s income from continuing operations before income taxes).

For
non-interest-bearing positions and for interest-sensitive positions that are not mark-to-market, the Company measures the incremental impact of the funding expense or coupon accrual over the next 12 months. For interest rate-sensitive positions that are mark-to-market, the sensitivities include the income impact of the instantaneous yield curve shock. The income impact of the yield curve shock measures the present value over the life of the position. For interest rate derivatives that are perfect economic hedges to non-mark-to-market assets or liabilities, the disclosed sensitivities include only the impact of the coupon accrual mismatch. This treatment mitigates the effects caused by the measurement basis differences between the economic hedge and the corresponding hedged instrument.

The hypothetical model does not assume any growth, change in business focus, asset pricing philosophy or asset/liability funding mix and does not capture how the Company would respond to significant changes in market conditions. Furthermore, the model does not reflect the Company’s expectations regarding the movement of interest rates in the near term, nor the actual effect on income from continuing operations before income taxes if such changes were to occur.

March 31, 2011

December 31, 2010

+100 basis points

+200 basis points

+100 basis points

+200 basis points

(dollars in millions)

Impact on income from continuing operations before income taxes

$
543

$
1,090

$
560

$
1,084

Impact on income from continuing operations before income taxes excluding Citi’s shares of MSSB(1)

365

730

343

664

(1)
Reflects the exclusion of the portion of income from continuing operations before income and taxes associated with MSSB’s noncontrolling interest in the joint venture.

Principal Investments.

The Company makes investments in both public and private companies, primarily in its Institutional Securities and Asset Management business segments. These investments are predominantly equity positions with long investment horizons, the majority of which are for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net revenues (including the impact of leverage) associated with a 10% decline in asset values.

10% Sensitivity

Investments

March 31, 2011

December 31, 2010

(dollars in millions)

Investments related to Asset Management activities:

Hedge fund investments

$
178

$
169

Private equity and infrastructure funds

114

115

Real estate funds

113

108

Other investments:

Mitsubishi UFJ Financial Group JV

110

179

Other Company investments

302

344

Credit Risk.

For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk
Management—Credit Risk” in Part II, Item 7A of the Form 10-K.

Credit Exposure—Corporate
Lending.    In connection with certain of its Institutional Securities business segment activities, the Company provides loans or lending commitments (including bridge financing) to selected corporate clients. Such loans and lending commitments can generally be classified as either “relationship-driven” or “event-driven.”

“Relationship-driven” loans and lending commitments are generally made to expand business relationships with select clients. Commitments associated with “relationship-driven” activities may not be indicative of the Company’s actual funding requirements, as the commitment may expire unused or the borrower may not fully utilize the commitment. The Company may hedge its exposures in connection with “relationship-driven” transactions, and commitments may be subject to conditions including financial covenants.

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

The following table presents information about the Company’s corporate funded loans and lending commitments carried at fair value at March 31, 2011. The “total corporate lending exposure” column includes both lending commitments and funded loans. Fair value of corporate lending exposure represents the fair value of loans that have been drawn by the borrower and lending commitments that were outstanding at
March 31, 2011. Lending commitments represent legally binding obligations to provide funding to clients at March 31, 2011 for both “relationship-driven” and “event-driven” lending transactions. As discussed above, these loans and lending commitments have varying terms, may be senior or subordinated, may be secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated, traded or hedged by the Company.

At March 31, 2011, the aggregate amount of investment grade loans was $5.3 billion and the aggregate amount of non-investment grade loans was $6.5 billion. In connection with these corporate lending activities (which include corporate funded loans and lending commitments), the Company had hedges (which include “single name,”
“sector” and “index” hedges) with a notional amount of $23.9 billion related to the total corporate lending exposure of $75.3 billion at March 31, 2011.

The table below shows the Company’s credit exposure from its corporate lending positions and lending commitments at March 31, 2011. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements:

Corporate Lending
Commitments and Funded Loans at March 31, 2011

Years to Maturity

Total Corporate Lending Exposure(2)

Corporate Lending Exposure at Fair Value(3)

Corporate Lending Commitments(4)

Credit Rating(1)

Less than 1

1-3

3-5

Over 5

(dollars in millions)

AAA

$
401

$
349

$
—

$
—

$
750

$
—

$
750

AA

3,461

5,321

1,836

69

10,687

1,139

9,548

A

2,691

11,041

3,381

35

17,148

783

16,365

BBB

3,499

14,543

6,913

545

25,500

3,412

22,088

Investment grade

10,052

31,254

12,130

649

54,085

5,334

48,751

Non-investment grade

1,672

7,595

10,315

1,638

21,220

6,456

14,764

Total

$
11,724

$
38,849

$
22,445

$
2,287

$
75,305

$
11,790

$
63,515

(1)
Obligor credit ratings are determined by the Credit Risk Management Department.

(2)
Total corporate lending exposure represents the Company’s potential loss assuming the fair value of funded loans and lending commitments was zero.

(3)
The Company’s corporate lending exposure carried at fair value includes $12.4 billion of funded loans and $0.6 billion of lending commitments recorded in Financial instruments owned and Financial instruments sold, not yet purchased, respectively, in the condensed consolidated statements of financial condition at March 31, 2011. See Notes 7 and 11 to the condensed consolidated financial statements for information on corporate loans and corporate lending commitments, respectively.

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

“Event-Driven” Loans and Lending Commitments at March 31, 2011.

Included in the total corporate lending exposure amounts in the table above at March 31, 2011 is “event-driven” exposure of $5.8 billion composed of funded loans of $1.0 billion and lending commitments of $4.8 billion. Included in the $5.8 billion of “event-driven” exposure at March 31, 2011 were $3.7 billion of loans and lending commitments to non-investment grade borrowers that were closed.

Activity associated with the corporate “event-driven” lending exposure during the quarter ended March 31, 2011 was as follows (dollars in millions):

“Event-driven” lending exposures at December 31, 2010

$
5,409

Closed commitments

3,862

Net reductions, primarily through distributions

(3,473
)

Mark-to-market adjustments

50

“Event-driven” lending exposures at March 31, 2011

$
5,848

Credit Exposure—Derivatives. The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at March 31, 2011. Fair value is presented in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned at March 31, 2011(1)

Years to Maturity

Cross- Maturity and Cash
Collateral Netting(3)

Net Exposure Post-Cash
Collateral

Net Exposure Post- Collateral

Credit Rating(2)

Less than 1

1-3

3-5

Over 5

(dollars in millions)

AAA

$
579

$
1,534

$
1,106

$
9,332

$
(6,166
)

$
6,385

$
6,109

AA

5,899

5,974

4,662

17,111

(24,639
)

9,007

6,519

A

8,418

5,774

6,095

24,014

(31,311
)

12,990

11,403

BBB

3,340

3,043

1,967

5,993

(7,289
)

7,054

5,548

Non-investment grade

3,684

3,043

1,858

4,377

(4,501
)

8,461

6,160

Total

$
21,920

$
19,368

$
15,688

$
60,827

$
(73,906
)

$
43,897

$
35,739

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

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased, by product category and maturity at March 31, 2011, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned at March 31, 2011

Years to Maturity

Cross- Maturity and Cash Collateral Netting(1)

Net Exposure Post-Cash Collateral

Net Exposure Post- Collateral

Product Type

Less than 1

1-3

3-5

Over 5

(dollars in millions)

  Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
7,870

$
13,766

$
14,190

$
58,392

$
(64,235
)

$
29,983

$
25,115

Foreign exchange forward contracts and options

5,780

675

236

58

(2,522
)

4,227

3,590

Equity securities contracts

(including equity swaps, warrants and options)

2,553

1,265

408

1,601

(3,322
)

2,505

1,255

Commodity forwards, options and swaps

5,717

3,662

854

776

(3,827
)

7,182

5,779

Total

$
21,920

$
19,368

$
15,688

$
60,827

$
(73,906
)

$
43,897

$
35,739

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
March 31, 2011(1)

Years to Maturity

Cross- Maturity and Cash Collateral Netting(2)

Total

Product Type

Less than 1

1-3

3-5

Over 5

(dollars in millions)

  Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
6,400

$
10,398

$
12,675

$
29,317

$
(37,027
)

$
21,763

Foreign exchange forward contracts and options

6,274

815

327

77

(3,037
)

4,456

Equity securities contracts (including equity swaps, warrants and options)

4,123

2,948

1,446

941

(5,234
)

4,224

Commodity forwards, options and swaps

6,164

3,546

1,298

639

(5,251
)

6,396

Total

$
22,961

$
17,707

$
15,746

$
30,974

$
(50,549
)

$
36,839

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

The Company’s derivatives (both listed and OTC), on a net of counterparty and cash collateral basis, at March 31, 2011 and December 31, 2010 are summarized in the table below, showing the fair value of the related assets and liabilities by product category:

At March 31, 2011

At December 31, 2010

Product Type

Assets

Liabilities

Assets

Liabilities

(dollars in millions)

  Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts

$
30,500

$
22,324

$
32,163

$
24,743

Foreign exchange forward contracts and options

4,227

4,456

3,722

4,625

Equity securities contracts (including equity swaps, warrants and options)

7,595

10,317

7,865

10,939

Commodity forwards, options and swaps

7,591

7,488

7,542

7,495

Total

$
49,913

$
44,585

$
51,292

$
47,802

Each category of derivative products in the above tables includes a variety of instruments, which can differ substantially in their characteristics. Instruments in each category can be denominated in U.S. dollars or in one or more non-U.S. currencies.

The Company
determines the fair values recorded in the above tables using various pricing models. For a discussion of fair value as it affects the condensed consolidated financial statements, see “Critical Accounting Policies” in Part I,
Item 2 herein and Note 3 to the condensed consolidated financial statements and Note 2 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K.

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

The Company actively monitors its counterparty credit risk related to credit derivatives. A majority of the Company’s counterparties are banks, broker-dealers, insurance and other financial institutions, and Monolines. Contracts with these counterparties do not include ratings-based termination events but do include counterparty rating downgrades, which may result in additional collateral being required by the Company. For further information on the Company’s exposure to Monolines, see “Executive Summary—Significant Items—Monoline Insurers” in Part I, Item 2 herein. The master agreements with these
Monoline counterparties are generally unsecured, and the few ratings-based triggers (if any) generally provide the Company the ability to terminate only upon significant downgrade. As with all derivative contracts, the Company considers counterparty credit risk in the valuation of its positions and recognizes credit valuation adjustments as appropriate within Principal transactions—Trading.

The following table summarizes the key characteristics of the Company’s credit derivative portfolio by counterparty at March 31, 2011. The fair values shown are before the application of any counterparty or cash collateral netting:

At March 31, 2011

Fair Values(1)

Notionals

Receivable

Payable

Beneficiary

Guarantor

(dollars in millions)

Banks and securities firms

$
86,270

$
78,603

$
2,075,828

$
2,055,224

Insurance and other financial institutions

9,951

8,408

287,190

288,464

Monolines(2)

2,628

—

25,390

—

Non-financial entities

162

130

3,994

3,870

Total

$
99,011

$
87,141

$
2,392,402

$
2,347,558

(1)
The Company’s credit default swaps are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 13% of receivable fair values and 8% of payable fair values represent Level 3 amounts.

(2)
Amounts do not include the effect of hedges of Monoline derivative counterparty exposure.

Country Exposure.    At March 31, 2011 primarily based on the domicile of the counterparty, approximately 5% of the Company’s credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivative contracts) was to emerging markets, and no one emerging market country accounted for more than approximately 1% of the Company’s credit exposure.

The Company defines emerging markets to include generally all countries where the economic, legal and political systems are transitional and in the process of developing into more transparent and accountable systems that are consistent with advanced countries.

The following tables show the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by country at March 31, 2011:

Country

Corporate Lending Exposure(1)

United States

64
%

United Kingdom

9

Germany

6

Netherlands

3

Canada

2

France

2

Switzerland

2

Luxembourg

2

Cayman Islands

2

Other

8

Total

100
%

Country

OTC Derivative Products(1)(2)

United States

34
%

Cayman Islands

10

United Kingdom

9

Italy

8

France

3

Germany

3

Japan

2

Chile

2

Luxembourg

2

Netherlands

2

Canada

2

Australia

2

Austria

2

Other

19

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

The following tables show the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by industry at March 31, 2011:

Industry

Corporate Lending Exposure

Utilities

12
%

Energy

11

Financial institutions(1)

9

Chemicals, metals, mining and other materials

8

Pharmaceutical and healthcare

7

Technology

7

Telecommunications services

6

Media-related entities

6

Food, beverage and tobacco

5

Insurance

4

Capital goods

4

Banks

3

Real estate

3

Transportation

3

Other

12

Total

100
%

Industry

OTC Derivative Products

Financial institutions(1)

29
%

Sovereign governments

12

Banks

10

Insurance

10

Utilities

9

Energy

9

Regional governments

6

Chemicals, metals, mining and other materials

3

Pharmaceutical and healthcare

2

Transportation

2

Other

8

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

Three Months Ended March 31, 2011

Average Weekly Balance

Interest

  Annualized
Average Rate

(dollars in millions)

Assets

Interest earning assets:

Financial instruments owned(1):

U.S.

$
121,713

$
730

2.4
%

Non-U.S.

120,291

188

0.6

Securities available for sale:

U.S.

27,123

88

1.3

Loans:

U.S.

10,966

100

3.7

Non-U.S.

193

5

10.5

Interest bearing deposits with banks:

U.S.

48,102

12

0.1

Non-U.S.

14,983

23

0.6

Federal funds sold and securities purchased under agreements to resell and Securities borrowed:

U.S.

199,619

55

0.1

Non-U.S.

98,941

222

0.9

Other:

U.S.

40,899

243

2.4

Non-U.S.

17,328

188

4.4

Total

$
700,158

$
1,854

1.1
%

Non-interest earning assets

135,698

Total assets

$
835,856

Liabilities and Equity

Interest bearing liabilities:

Deposits:

U.S.

$
63,216

$
66

0.4
%

Non-U.S.

65

—

—

Commercial paper and other short-term borrowings:

U.S.

1,476

3

0.8

Non-U.S.

1,644

5

1.2

Long-term debt:

U.S.

186,108

1,304

2.8

Non-U.S.

6,676

9

0.5

Financial instruments sold, not yet purchased(1):

U.S.

23,080

—

—

Non-U.S.

62,115

—

—

Securities sold under agreements to repurchase and Securities loaned:

U.S.

105,383

185

0.7

Non-U.S.

93,514

286

1.2

Other:

U.S.

85,962

(182
)

(0.9
)

Non-U.S.

34,037

177

2.1

Total

$
663,276

$
1,853

1.1

Non-interest bearing liabilities and equity

172,580

Total liabilities and equity

$
835,856

Net interest income and net interest rate spread

$
1

—
%

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Average Balances and Interest Rates and Net Interest Income

Three Months Ended March 31, 2010

Average Weekly Balance

Interest

Average Rate

(dollars in millions)

Assets

Interest earning assets:

Financial instruments owned(1):

U.S.

$
155,440

$
975

2.5
%

Non-U.S.

102,951

156

0.6

Securities available for sale:

U.S.

4,749

10

0.9

Loans:

U.S.

6,818

65

3.9

Non-U.S.

204

5

9.9

Interest bearing deposits with banks:

U.S.

35,442

23

0.3

Non-U.S.

19,924

18

0.4

Federal funds sold and securities purchased under agreements to resell and Securities borrowed:

U.S.

216,466

27

0.1

Non-U.S.

101,001

123

0.5

Other:

U.S.

28,065

334

4.8

Non-U.S.

20,289

—

—

Total

$
691,349

$
1,736

1.0
%

Non-interest earning assets

144,445

Total assets

$
835,794

Liabilities and Equity

Interest bearing liabilities:

Deposits:

U.S.

$
63,358

$
172

1.1
%

Non-U.S.

101

—

—

Commercial paper and other short-term borrowings:

U.S.

1,677

3

0.7

Non-U.S.

744

—

—

Long-term debt:

U.S.

188,994

1,061

2.3

Non-U.S.

4,317

3

0.3

Financial instruments sold, not yet purchased(1):

U.S.

14,820

—

—

Non-U.S.

64,986

—

—

Securities sold under agreements to repurchase and Securities loaned:

U.S.

150,018

146

0.4

Non-U.S.

73,959

140

0.8

Other:

U.S.

84,357

(120
)

(0.6
)

Non-U.S.

35,362

(37
)

(0.4
)

Total

$
682,693

$
1,368

0.8

Non-interest bearing liabilities and equity

153,101

Total liabilities and equity

$
835,794

Net interest income and net interest rate spread

$
368

0.2
%

(1)
Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income.

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Rate/Volume Analysis

The following tables set forth an analysis of the effect on net interest income of volume and rate changes:

Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010

Increase (decrease) due to change in:

Volume

Rate

Net change

(in millions)

Interest earning assets

Financial instruments owned:

U.S.

$
(212
)

$
(33
)

$
(245
)

Non-U.S.

26

6

32

Securities available for sale:

U.S.

47

31

78

Loans:

U.S.

40

(5
)

35

Interest bearing deposits with banks:

U.S.

8

(19
)

(11
)

Non-U.S.

(4
)

9

5

Federal funds sold and securities purchased under agreements to resell and Securities borrowed:

U.S.

(2
)

30

28

Non-U.S.

(3
)

102

99

Other:

U.S.

153

(244
)

(91
)

Non-U.S.

—

188

188

Change in interest income

$
53

$
65

$
118

Interest bearing liabilities

Deposits

U.S.

$
—

$
(106
)

$
(106
)

Commercial paper and other short-term borrowings

Non-U.S.

—

5

5

Long-term debt

U.S.

(16
)

259

243

Non-U.S.

2

4

6

Securities sold under agreements to repurchase and Securities loaned

U.S.

(43
)

82

39

Non-U.S.

37

109

146

Other

U.S.

(2
)

(60
)

(62
)

Non-U.S.

1

213

214

Change in interest expense

$
(21
)

$
506

$
485

Change in net interest income

$
74

$
(441
)

$
(367
)

Part II—Other Information.

Item 1.
Legal Proceedings.

In addition to the
matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”), and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or concern new actions that have been filed since December 31, 2010:

Residential Mortgage and Credit Crisis Related Matters.

Class Actions.

On April 4,
2011, the court presiding over the action styled Joel Stratte-McClure, et al. v. Morgan Stanley, et al., granted defendants’ motion to dismiss and granted plaintiffs leave to file an amended complaint with respect to certain of their allegations.

On March 29, 2011, the Company reached an agreement in principle with the class plaintiffs in the action styled In Re Washington Mutual, Inc. Securities Litigation, to settle this litigation. The settlement agreement has not yet been completed and will be subject to court approval.

On March 16, 2011, a purported class action, styled Coulter v. Morgan Stanley & Co. Incorporated et al., was filed in the United States District Court for the Southern District of New
York asserting claims on behalf of participants in the Company’s 401(k) plan and employee stock ownership plan against the Company and certain current and former officers and directors for breach of fiduciary duties under the Employee
Retirement Income Security Action of 1974. The complaint alleges, among other things, that defendants knew or should have known that from January 2, 2008 to December 31, 2008, the plans’ investment in Company stock was imprudent given the extraordinary risks faced by the Company and its common stock during that period. Plaintiffs are seeking, among other relief, class certification, unspecified compensatory damages, costs, interest and fees.

Shareholder Derivative Matter.

On
March 31, 2011, the court presiding over the action styled Steve Staehr, Derivatively on Behalf of Morgan Stanley v. John J. Mack, et al., granted defendants’ motion to dismiss.

Other Litigation.

On
March 11, 2011, the deadline for new plaintiffs to join the case styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al., expired. There are currently 15 plaintiffs in this action asserting claims related to approximately $983 million of securities issued by the structured investment vehicle called Cheyne Finance.

On April 20, 2011, the
court presiding over the action styled U.S. Bank, N.A. v. Barclays Bank PLC and Morgan Stanley Capital Services Inc., entered a stipulation and order of dismissal reflecting the parties’ agreement to resolve this litigation pursuant to a settlement.

On April 18, 2011, defendants in the actions styled Federal Home Loan Bank of San Francisco v. Credit Suisse
Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., filed an omnibus demurrer and motion to strike the amended complaints.

On February 23, 2011, the court presiding over the action styled The Charles Schwab Corp. v. BNP Paribas Securities Corp. et al., remanded the action to the Superior Court of the State of California.

On February 28, 2011, the court presiding over the action styled China
Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. denied the Company’s motion to dismiss the complaint. On March 21, 2011, the Company appealed the order denying its motion to dismiss the complaint.

On March 15, 2011, the court presiding over the action styled Federal Home Loan Bank of Chicago v. Bank of America
Securities LLC et al., which had been removed to the United States District Court for the Central District of California, remanded the action to the Superior Court of the State of California. On March 24, 2011, the court presiding over the action styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al., which is pending in Illinois state court, granted plaintiff’s motion to file an amended complaint.

On February 11, 2011, Cambridge Place Investment Management Inc. filed a new complaint against the Company and other defendants in the Superior
Court of the Commonwealth of Massachusetts styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. The complaint alleges that the defendants made untrue statements and material omissions in the sale to plaintiff’s clients of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued or underwritten by the Company or sold to plaintiff’s clients by the Company was approximately $102 million. The complaint raises claims under the Massachusetts Uniform Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. This action is separate from the similarly styled action filed by Cambridge Place on July 9, 2010 that was previously disclosed in the Form 10-K.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $500 million. The complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts consumer protection act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates.

Item 1A.
Risk Factors.

For a discussion of the
risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of the Form 10-K.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended March 31, 2011.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period

Total Number of Shares Purchased

Average Price Paid Per Share

Total Number of Shares Purchased As Part of Publicly Announced Plans or
Programs (C)

Approximate Dollar Value of Shares that May Yet Be Purchased Under the
Plans or Programs

Month #1

(January 1, 2011—January 31, 2011)

Share Repurchase Program(A)

—

—

—

$
1,560

Employee Transactions(B)

8,812,772

$
29.40

—

—

Month #2

(February 1, 2011—February 28, 2011)

Share Repurchase Program(A)

—

—

—

$
1,560

Employee Transactions(B)

292,319

$
29.93

—

—

Month #3

(March 1, 2011—March 31, 2011)

Share Repurchase Program(A)

—

—

—

$
1,560

Employee Transactions(B)

162,747

$
28.24

—

—

Total

Share Repurchase Program(A)

—

—

—

$
1,560

Employee Transactions(B)

9,267,838

$
29.40

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

MORGAN STANLEY (Registrant)

By:

/S/ RUTH PORAT

  Ruth Porat   Executive Vice President and   Chief Financial
Officer

By:

/S/ PAUL C. WIRTH

Paul C. Wirth Deputy Chief Financial Officer

Date: May 9, 2011

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended March 31, 2011

Exhibit No.

Description

10.1

Form of Award Certificate for Discretionary Retention Awards of Stock Units.

10.2

Form of Award Certificate for Awards under the Deferred Bonus Program of the Morgan Stanley Compensation Incentive Plan.

10.3

Form of Award Certificate for Performance Stock Units.

10.4

Form of Award Certificate for Special Discretionary Retention Awards of Stock Options.

10.5

Agreement between Morgan Stanley and Gregory J. Fleming, dated February 3, 2010 (filed hereto as a result of Mr. Fleming becoming a named executive officer pursuant to Item 402 of Regulation S-K).

12

Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15

Letter of awareness from Deloitte & Touche LLP, dated May 9, 2011, concerning unaudited interim financial information.

31.1

Rule 13a-14(a) Certification of Chief Executive Officer.

31.2

Rule 13a-14(a) Certification of Chief Financial Officer.

32.1

Section 1350 Certification of Chief Executive Officer.

32.2

Section 1350 Certification of Chief Financial Officer.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition—March 31, 2011 and December 31,
2010, (ii) the Condensed Consolidated Statements of Income—Three Months Ended March 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Comprehensive Income—Three Months Ended March 31, 2011 and 2010, (iv) the
Condensed Consolidated Statements of Cash Flows—Three Months Ended March 31, 2011 and 2010, (v) the Condensed Consolidated Statements of Changes in Total Equity—Three Months Ended March 31, 2011 and 2010, and (vi) Notes to
Condensed Consolidated Financial Statements (unaudited).*

*
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and
Section 18 of the Securities Exchange Act of 1934.

E-1