Form 10-Q
period 2011-06-30
MORGAN STANLEY
filed 2011-08-08
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 31, 2011, there were 1,927,916,237 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2011

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

•

Amended and Restated Certificate of Incorporation;

•

Amended and Restated Bylaws;

•

  Charters for its Audit Committee; Compensation, Management Development and Succession Committee; Nominating and Governance Committee; Operations and
Technology Committee; and Risk Committee:

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
Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

(unaudited)

June 30, 2011

December 31, 2010

Assets

  Cash and due from banks ($254 and $297 at June 30, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities generally not available to the Company)

$
9,066

$
7,341

Interest bearing deposits with banks

41,681

40,274

Cash deposited with clearing organizations or segregated under federal and other regulations or requirements

25,504

19,180

  Financial instruments owned, at fair value (approximately $122,209 and $129,969 were pledged to various parties at June 30,
2011 and December 31, 2010, respectively):

U.S. government and agency securities

35,676

48,446

Other sovereign government obligations

39,172

33,908

  Corporate and other debt ($4,005 and $3,816 at June 30, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities, generally not available to the Company)

89,159

88,154

  Corporate equities ($100 and $625 at June 30, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities, generally not available to the Company)

66,053

68,416

Derivative and other contracts

46,167

51,292

  Investments ($2,012 and $1,873 at June 30, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities, generally not available to the Company)

9,020

9,752

Physical commodities

9,551

6,778

Total financial instruments owned, at fair value

294,798

306,746

Securities available for sale, at fair value

24,306

29,649

Securities received as collateral, at fair value

15,862

16,537

Federal funds sold and securities purchased under agreements to resell

180,990

148,253

Securities borrowed

132,092

138,730

Receivables:

Customers

39,142

35,258

Brokers, dealers and clearing organizations

9,439

9,102

Fees, interest and other

9,911

9,790

Loans (net of allowances of $36 and $82 at June 30, 2011 and December 31, 2010, respectively)

12,476

10,576

Other investments

4,831

5,412

  Premises, equipment and software costs (net of accumulated depreciation of $4,524 and $4,476 at June 30, 2011 and
December 31, 2010, respectively) ($310 and $321 at June 30, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities, generally not available to the Company)

6,399

6,154

Goodwill

6,744

6,739

  Intangible assets (net of accumulated amortization of $779 and $605 at June 30, 2011 and December 31, 2010,
respectively) (includes $133 and $157 at fair value at June 30, 2011 and December 31, 2010, respectively)

4,474

4,667

  Other assets ($371 and $118 at June 30, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities, generally not available to the Company)

13,032

13,290

Total assets

$
830,747

$
807,698

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

(dollars in millions, except share data)

(unaudited)

June 30, 2011

December 31, 2010

Liabilities and Equity

  Deposits (includes $2,830 and $3,027 at fair value at June 30, 2011 and December 31, 2010, respectively)

$
65,525

$
63,812

  Commercial paper and other short-term borrowings (includes $1,710 and $1,799 at fair value at June 30, 2011 and
December 31, 2010, respectively)

3,566

3,256

Financial instruments sold, not yet purchased, at fair value:

U.S. government and agency securities

27,520

27,948

Other sovereign government obligations

22,479

22,250

Corporate and other debt

9,166

10,918

Corporate equities

27,618

19,838

Derivative and other contracts

41,113

47,802

Total financial instruments sold, not yet purchased, at fair value

127,896

128,756

Obligation to return securities received as collateral, at fair value

20,741

21,163

  Securities sold under agreements to repurchase (includes $358 and $849 at fair value at June 30, 2011 and December 31,
2010, respectively )

133,707

147,598

Securities loaned

35,375

29,094

  Other secured financings (includes $16,632 and $8,490 at fair value at June 30, 2011 and December 31, 2010, respectively) ($3,157 and $2,656 at June 30, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities and are non-recourse to the Company)

22,476

10,453

Payables:

Customers

133,372

123,249

Brokers, dealers and clearing organizations

5,178

3,363

Interest and dividends

3,066

2,572

  Other liabilities and accrued expenses ($132 and $117 at June 30, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities and are non-recourse to the Company)

15,596

16,518

  Long-term borrowings (includes $43,434 and $42,709 at fair value at June 30, 2011 and December 31, 2010, respectively)

196,106

192,457

762,604

742,291

Commitments and contingent liabilities (see Note 11)

Equity

Morgan Stanley shareholders’ equity:

Preferred stock

1,508

9,597

Common stock, $0.01 par value;

Shares authorized: 3,500,000,000 at June 30, 2011 and December 31, 2010;

Shares issued: 1,989,377,171 at June 30, 2011 and 1,603,913,074 at December 31, 2010;

Shares outstanding: 1,929,032,583 at June 30, 2011 and 1,512,022,095 and December 31, 2010

20

16

Paid-in capital

22,346

13,521

Retained earnings

38,637

38,603

Employee stock trust

3,385

3,465

Accumulated other comprehensive loss

(320
)

(467
)

  Common stock held in treasury, at cost, $0.01 par value; 60,344,588 shares at June 30, 2011 and 91,890,979 shares at
December 31, 2010

(2,484
)

(4,059
)

Common stock issued to employee trust

(3,385
)

(3,465
)

Total Morgan Stanley shareholders’ equity

59,707

57,211

Noncontrolling interests

8,436

8,196

Total equity

68,143

65,407

Total liabilities and equity

$
830,747

$
807,698

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

(unaudited)

Three Months Ended June 30,

Six Months Ended June 30,

2011

2010

2011

2010

Revenues:

Investment banking

$
1,695

$
1,080

$
2,909

$
2,140

Principal transactions:

Trading

3,485

3,353

6,462

7,111

Investments

402

(52
)

731

317

Commissions

1,291

1,308

2,740

2,568

Asset management, distribution and administration fees

2,206

1,974

4,315

3,937

Other

275

159

(169
)

453

Total non-interest revenues

9,354

7,822

16,988

16,526

Interest income

1,957

1,747

3,811

3,483

Interest expense

2,029

1,606

3,882

2,974

Net interest

(72
)

141

(71
)

509

Net revenues

9,282

7,963

16,917

17,035

Non-interest expenses:

Compensation and benefits

4,675

3,886

9,008

8,302

Occupancy and equipment

401

401

803

791

Brokerage, clearing and exchange fees

416

371

821

719

Information processing and communications

448

416

893

811

Marketing and business development

154

153

301

287

Professional services

494

496

922

891

Other

750

537

1,353

1,016

Total non-interest expenses

7,338

6,260

14,101

12,817

Income from continuing operations before income taxes

1,944

1,703

2,816

4,218

Provision for income taxes

542

240

286

676

Income from continuing operations

1,402

1,463

2,530

3,542

Discontinued operations:

Gain from discontinued operations

5

866

6

767

Provision for income taxes

1

345

—

314

Net gain from discontinued operations

4

521

6

453

Net income

$
1,406

$
1,984

$
2,536

$
3,995

Net income applicable to noncontrolling interests

213

24

375

259

Net income applicable to Morgan Stanley

$
1,193

$
1,960

$
2,161

$
3,736

Earnings (loss) applicable to Morgan Stanley common shareholders

$
(558
)

$
1,578

$
188

$
2,990

Amounts applicable to Morgan Stanley:

Income from continuing operations

$
1,189

$
1,439

$
2,155

$
3,283

Net gain from discontinued operations

4

521

6

453

Net income applicable to Morgan Stanley

$
1,193

$
1,960

$
2,161

$
3,736

Earnings (loss) per basic common share:

Income (loss) from continuing operations

$
(0.38
)

$
0.84

$
0.12

$
1.96

Net gain from discontinued operations

—

0.36

0.01

0.31

Earnings (loss) per basic common share

$
(0.38
)

$
1.20

$
0.13

$
2.27

Earnings (loss) per diluted common share:

Income (loss) from continuing operations

$
(0.38
)

$
0.80

$
0.12

$
1.82

Net gain from discontinued operations

—

0.29

0.01

0.26

Earnings (loss) per diluted common share

$
(0.38
)

$
1.09

$
0.13

$
2.08

Average common shares outstanding:

Basic

1,464,295,984

1,317,686,493

1,460,155,981

1,316,147,257

Diluted

1,464,295,984

1,748,208,948

1,477,572,132

1,687,528,753

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

(unaudited)

Three Months Ended June 30,

Six Months Ended June 30,

2011

2010

2011

2010

Net income

$
1,406

$
1,984

$
2,536

$
3,995

Other comprehensive income, net of tax:

Foreign currency translation adjustments(1)

94

35

131

37

Amortization of cash flow hedges(2)

3

2

4

5

Net unrealized gain on Securities available for sale(3)

50

107

14

87

Pension, postretirement and other related adjustments(4)

2

105

7

109

Comprehensive income

$
1,555

$
2,233

$
2,692

$
4,233

Net income applicable to noncontrolling interests

213

24

375

259

Other comprehensive income applicable to noncontrolling interests

43

44

9

32

Comprehensive income applicable to Morgan Stanley

$
1,299

$
2,165

$
2,308

$
3,942

(1)
Amounts are net of provision for (benefit from) income taxes of $(68) million and $(19) million for the quarters ended June 30, 2011 and 2010, respectively, and
$(136) million and $70 million for the six months ended June 30, 2011 and 2010, respectively.

(2)
Amounts are net of provision for income taxes of $2 million for the quarter ended June 30, 2010, and $2 million and $3 million for the six months ended
June 30, 2011 and 2010, respectively.

(3)
Amounts are net of provision for income taxes of $34 million and $90 million for the quarters ended June 30, 2011 and 2010, respectively, and $10 million and $76 million for the six months ended June 30, 2011 and 2010, respectively.

(4)
Amounts are net of provision for income taxes of $4 million and $66 million for the quarters ended June 30, 2011 and 2010, respectively, and $68 million for the six months ended June 30, 2010.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

Six Months Ended June 30,

2011

2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income

$
2,536

$
3,995

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

(Gain) loss on equity method investees

725

(78
)

Compensation payable in common stock and options

728

671

Depreciation and amortization

759

1,191

Gain on business dispositions

—

(514
)

Gain on sale of securities available for sale

(94
)

—

Loss on repurchase of long-term debt

31

—

Insurance reimbursement

—

(88
)

Loss on assets held for sale

—

951

Impairment charges and other-than-temporary impairment charges

3

27

Changes in assets and liabilities:

Cash deposited with clearing organizations or segregated under federal and other regulations or requirements

(6,324
)

1,782

Financial instruments owned, net of financial instruments sold, not yet purchased

22,984

7,242

Securities borrowed

6,638

(11,358
)

Securities loaned

6,281

278

Receivables, loans and other assets

(6,271
)

343

Payables and other liabilities

13,458

872

Federal funds sold and securities purchased under agreements to resell

(32,737
)

(1,654
)

Securities sold under agreements to repurchase

(13,891
)

25,733

Net cash provided by (used for) operating activities

(5,174
)

29,393

CASH FLOWS FROM INVESTING ACTIVITIES

Net proceeds from (payments for):

Premises, equipment and software costs

(725
)

(436
)

Business acquisitions, net of cash acquired

—

(1,028
)

Business dispositions, net of cash disposed

—

800

Japanese securities joint venture with MUFG

—

283

Purchases of securities available for sale

(8,632
)

(19,233
)

Sales and redemptions of securities available for sale

14,245

—

Net cash provided by (used for) investing activities

4,888

(19,614
)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from (payments for):

Commercial paper and other short-term borrowings

310

1,457

Dividends related to noncontrolling interests

(153
)

(14
)

Derivatives financing activities

146

(64
)

Other secured financings

3,176

(367
)

Deposits

1,713

(847
)

Net proceeds from:

Excess tax benefits associated with stock-based awards

29

Public offerings and other issuances of common stock

—

2

Issuance of long-term borrowings

22,596

13,757

Payments for:

Long-term borrowings

(24,192
)

(17,570
)

Repurchases of common stock for employee tax withholding

(283
)

(275
)

Cash dividends

(594
)

(582
)

Net cash provided by (used for) financing activities

2,748

(4,500
)

Effect of exchange rate changes on cash and cash equivalents

416

(923
)

Effect of cash and cash equivalents related to variable interest entities

254

—

Net increase in cash and cash equivalents

3,132

4,356

Cash and cash equivalents, at beginning of period

47,615

31,991

Cash and cash equivalents, at end of period

$
50,747

$
36,347

Cash and cash equivalents include:

Cash and due from banks

$
9,066

$
8,770

Interest bearing deposits with banks

41,681

27,577

Cash and cash equivalents, at end of period

$
50,747

$
36,347

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $3,144 million and $3,302 million for the six months ended June 30, 2011 and 2010, respectively.

Cash payments for income taxes were $530 million and $236 million for the six months ended June 30, 2011 and 2010, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

Six Months Ended June 30, 2011

(dollars in millions)

(unaudited)

Preferred Stock

Common Stock

Paid-in Capital

Retained Earnings

Employee Stock Trust

Accumulated Other Comprehensive Income (Loss)

Common Stock Held in Treasury at Cost

Common Stock Issued to Employee Trust

Non- controlling Interests

Total Equity

  BALANCE AT
DECEMBER 31, 2010

$
9,597

$
16

$
13,521

$
38,603

$
3,465

$
(467
)

$
(4,059
)

$
(3,465
)

$
8,196

$
65,407

Net income

—

—

—

2,161

—

—

—

—

375

2,536

Dividends

—

—

—

(401
)

—

—

—

—

—

(401
)

Shares issued under employee plans and related tax effects

—

—

(1,072
)

—

(80
)

—

1,858

80

—

786

Repurchases of common stock

—

—

—

—

—

—

(283
)

—

—

(283
)

Net change in cash flow hedges

—

—

—

—

—

4

—

—

—

Pension, postretirement and other related adjustments

—

—

—

—

—

7

—

—

—

Foreign currency translation adjustments

—

—

—

—

—

122

—

—

9

131

Change in net unrealized gains on securities available for sale

—

—

—

—

—

14

—

—

—

14

Other increase in equity method investments

—

—

86

—

—

—

—

—

—

86

MUFG stock conversion

(8,089
)

4

9,811

(1,726
)

—

—

—

—

—

—

Decrease in noncontrolling interests related to dividends of noncontrolling interests

—

—

—

—

—

—

—

—

(153
)

(153
)

Other increases in noncontrolling interests

—

—

—

—

—

—

—

—

9

BALANCE AT JUNE 30, 2011

$
1,508

$
20

$
22,346

$
38,637

$
3,385

$
(320
)

$
(2,484
)

$
(3,385
)

$
8,436

$
68,143

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY—(Continued)

Six Months Ended June 30, 2010

(dollars in millions)

(unaudited)

Preferred Stock

Common Stock

Paid-in Capital

Retained Earnings

Employee Stock Trust

Accumulated Other Comprehensive Income (Loss)

Common Stock Held in Treasury at Cost

Common Stock Issued to Employee Trust

Non- controlling Interests

Total Equity

BALANCE AT DECEMBER 31, 2009

$
9,597

$
15

$
8,619

$
35,056

$
4,064

$
(560
)

$
(6,039
)

$
(4,064
)

$
6,092

$
52,780

Net income

—

—

—

3,736

—

—

—

—

259

3,995

Dividends

—

—

—

(582
)

—

—

—

—

—

(582
)

Shares issued under employee plans and related tax effects

—

—

(1,687
)

—

(398
)

—

2,210

398

—

523

Repurchases of common stock

—

—

—

—

—

—

(275
)

—

—

(275
)

Net change in cash flow hedges

—

—

—

—

—

5

—

—

—

Pension and postretirement adjustments

—

—

—

—

—

109

—

—

—

109

Foreign currency translation adjustments

—

—

—

—

—

5

—

—

32

37

Gain on Japanese securities joint venture with MUFG

—

—

717

—

—

—

—

—

—

717

Change in net unrealized gains on securities available for sale

—

—

—

—

—

87

—

—

—

87

Increase in noncontrolling interests related to Japanese securities joint venture with MUFG

—

—

—

—

—

—

—

—

1,130

1,130

  Increase in noncontrolling interests related to the consolidation of certain real estate partnerships sponsored by the
Company

—

—

—

—

—

—

—

—

468

468

Decrease in noncontrolling interests related to dividends of noncontrolling interests

—

—

—

—

—

—

—

—

(14
)

(14
)

Other increases in noncontrolling interests

—

—

—

—

—

—

—

—

179

179

BALANCE AT JUNE 30, 2010

$
9,597

$
15

$
7,649

$
38,210

$
3,666

$
(354
)

$
(4,104
)

$
(3,666
)

$
8,146

$
59,159

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

Revel Entertainment Group,
LLC.    On March 31, 2010, the Board of Directors authorized a plan of disposal by sale for Revel Entertainment Group, LLC (“Revel”), a development stage enterprise and subsidiary of the Company that was primarily associated with a development property in Atlantic City, New Jersey. On February 17, 2011, the Company completed the sale of Revel to a group of investors led by Revel’s chief executive officer. The Company did not retain any stake or ongoing involvement. The sale price approximated the carrying value of Revel and, accordingly, the Company did not recognize any pre-tax gain or loss on the sale. Total assets of Revel included in the Company’s condensed consolidated statement of financial condition at December 31, 2010 approximated $28 million. The results of Revel are reported as discontinued operations within the Institutional Securities business segment for all periods presented through the date of sale. The three and six months ended June 30, 2010 included losses of approximately $19 million and $951 million, respectively, in connection with such planned disposition. See Note 17 for additional information about an income tax benefit related to Revel.

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

At June 30, 2011, the Company recorded approximately $5.6 billion in Financial instruments owned—Corporate and other debt, $3.4 billion of physical commodities within Financial instruments owned—Physical commodities, and $9.0 billion of financing obligations within Other secured financing in the condensed consolidated statements of financial condition in connection with certain physical commodities swap transactions. Prior to June 30, 2011, the Company accounted for these types of transfers of assets as sales and purchases instead of financings. There was no impact on the Company’s results of operations in any period presented as a result of this change. The Company did not restate the balances in connection with such transactions at December 31, 2010 as amounts did not materially affect the Company’s condensed consolidated statement of financial condition.

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

Consolidation.    The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the
Company has a controlling financial interest, including certain variable interest entities (“VIE”) (see Note 6). For consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests for such subsidiaries is presented as Net income (loss) applicable to noncontrolling interests in the condensed consolidated statements of income, and the portion of the shareholders’ equity of such subsidiaries is presented as Noncontrolling interests in the condensed consolidated statements of financial condition and condensed consolidated statements of changes in total equity.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s significant regulated U.S. and international subsidiaries include Morgan Stanley & Co. LLC (“MS&Co.”), Morgan Stanley Smith Barney LLC, Morgan Stanley &
Co. International plc (“MSIP”), Morgan Stanley MUFG Securities, Co., Ltd. (“MSMS”), Morgan Stanley Bank, N.A., Morgan Stanley Private Bank, National Association and Morgan Stanley Investment Advisors Inc.

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

During the six months ended June 30, 2011, other than the following, no other updates were made to the Company’s significant accounting policies.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Allowance for Loan Losses.

The Company places loans on nonaccrual status if principal or interest is past due for a period of 90 days or more or payment of principal or interest is in doubt unless the obligation is well secured and in the process of collection. Payments received on nonaccrual loans held for investment are applied to principal if there is doubt regarding the ultimate collectability of principal (cost recovery method). If collection of the principal of nonaccrual loans held for investment is not in doubt, interest income is recognized on a cash basis. If neither principal nor interest collection is in doubt, loans are on accrual status and interest income is recognized using the effective interest method.

Condensed Consolidated Statements of Cash Flows.

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks, which are highly liquid investments with original maturities of three months or less and readily convertible to known amounts of cash, and are held for investment purposes. At June 30, 2011, Mitsubishi UFJ Financial Group, Inc. (“MUFG”) and the Company
converted MUFG’s outstanding Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (“Series B Preferred Stock”) in the Company with a face value of $7.8 billion (carrying value $8.1 billion) into the Company’s common stock. As a result of the adjustment to the conversion ratio, pursuant to the transaction agreement, the Company incurred a one-time, non-cash negative adjustment of approximately $1.7 billion in its calculation of basic and diluted earnings per share during the quarter and six months ended June 30, 2011 (see Note 13). In addition, in the six months ended June 30, 2010, the Company’s significant non-cash activities include assets acquired of approximately $0.4 billion and assumed liabilities of approximately $0.1 billion in connection with a business acquisition and approximately $0.6 billion of equity securities received in connection with the sale of Retail Asset Management.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Mortgage Loans.    Mortgage loans are valued using observable prices based on transactional data or third party pricing for identical or comparable instruments, when available. Where observable prices are not available, the Company estimates fair value based on benchmarking to prices and rates observed in the primary market for similar loan or borrower types or based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved or a methodology that utilizes the capital structure and credit spreads of recent comparable securitization transactions. Mortgage loans valued based on observable market data for identical or comparable instruments are categorized in Level 2 of the fair value hierarchy.
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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investments.

•

The Company’s investments include investments in private equity funds, real estate funds and hedge funds (which include investments made in connection with certain employee deferred compensation plans) as well as direct investments in equity securities. Direct investments are presented in the fair value hierarchy table as Principal investments and Other. Initially, the transaction price is generally considered by the Company as the exit price and is the Company’s best estimate of fair value.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

After initial recognition, in determining the fair value of internally and externally managed funds, the Company generally considers the net asset value of the fund provided by the fund manager to be the best estimate of fair value. For non-exchange-traded investments either held directly or held within internally managed funds, fair value after initial recognition is based on an assessment of each underlying investment, considering rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable company transactions, trading multiples and changes in market outlook, among other factors. Exchange-traded direct equity investments are generally valued based on quoted prices from the exchange.

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

Physical Commodities.

•

The Company trades various physical commodities, including crude oil and refined products, natural gas, base and precious metals and agricultural products. Fair value for physical commodities is determined using observable inputs, including broker quotations and published indices. Physical commodities are generally categorized in Level 2 of the fair value hierarchy; in instances where significant inputs are unobservable, they are categorized in Level 3 of the fair value hierarchy.

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

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2011

Quoted Prices
in Active Markets for Identical Assets (Level 1)

Significant Observable Inputs (Level 2)

Significant Unobservable Inputs (Level
3)

Counterparty and Cash Collateral Netting

Balance at June 30, 2011

(dollars in millions)

Assets

Financial instruments owned:

U.S. government and agency securities:

U.S. Treasury securities

$
13,062

$
21

$
—

$
—

$
13,083

U.S. agency securities

2,499

20,092

2

—

22,593

Total U.S. government and agency securities

15,561

20,113

2

—

35,676

Other sovereign government obligations

30,743

8,297

132

—

39,172

Corporate and other debt:

State and municipal securities

—

3,166

—

—

3,166

Residential mortgage-backed securities

—

3,025

509

—

3,534

Commercial mortgage-backed securities

—

2,586

136

—

2,722

Asset-backed securities

—

1,639

298

—

1,937

Corporate bonds

—

36,972

1,179

—

38,151

Collateralized debt obligations

—

1,932

1,650

—

3,582

Loans and lending commitments

—

17,055

10,420

—

27,475

Other debt

—

8,429

163

—

8,592

Total corporate and other debt

—

74,804

14,355

—

89,159

Corporate equities(1)

62,535

3,057

461

—

66,053

Derivative and other contracts:

Interest rate contracts

1,660

578,414

4,919

—

584,993

Credit contracts

—

96,664

15,622

—

112,286

Foreign exchange contracts

—

55,956

517

—

56,473

Equity contracts

1,900

38,839

1,240

—

41,979

Commodity contracts

5,638

42,934

1,297

—

49,869

Other

—

233

312

—

545

Netting(2)

(8,020
)

(720,762
)

(11,253
)

(59,943
)

(799,978
)

Total derivative and other contracts

1,178

92,278

12,654

(59,943
)

46,167

Investments:

Private equity funds

—

—

2,160

—

2,160

Real estate funds

—

7

1,290

—

1,297

Hedge funds

—

436

827

—

1,263

Principal investments

213

228

3,120

—

3,561

Other

188

26

525

—

739

Total investments

401

697

7,922

—

9,020

Physical commodities

—

8,878

673

—

9,551

Total financial instruments owned

110,418

208,124

36,199

(59,943
)

294,798

Securities available for sale:

U.S. government and agency securities

9,378

14,928

—

—

24,306

Securities received as collateral

15,778

84

—

—

15,862

Intangible assets(3)

—

—

133

—

133

Liabilities

Deposits

$
—

$
2,830

$
—

$
—

$
2,830

Commercial paper and other short-term borrowings

—

1,687

23

—

1,710

Financial instruments sold, not yet purchased:

U.S. government and agency securities:

U.S. Treasury securities

25,315

—

—

—

25,315

U.S. agency securities

2,191

14

—

—

2,205

Total U.S. government and agency securities

27,506

14

—

—

27,520

Other sovereign government obligations

19,903

2,576

—

—

22,479

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quoted Prices
in Active Markets for Identical Assets (Level 1)

Significant Observable Inputs (Level 2)

Significant Unobservable Inputs (Level
3)

Counterparty and Cash Collateral Netting

Balance at June 30, 2011

(dollars in millions)

Corporate and other debt:

State and municipal securities

—

4

—

—

4

Residential mortgage-backed securities

—

—

41

—

41

Commercial mortgage-backed securities

—

18

—

—

Corporate bonds

—

7,962

35

—

7,997

Unfunded lending commitments

—

669

240

—

909

Other debt

—

19

178

—

197

Total corporate and other debt

—

8,672

494

—

9,166

Corporate equities(1)

26,563

1,054

1

—

27,618

Derivative and other contracts:

Interest rate contracts

1,560

551,231

4,602

—

557,393

Credit contracts

—

93,508

8,230

—

101,738

Foreign exchange contracts

—

57,275

473

—

57,748

Equity contracts

1,758

43,459

2,901

—

48,118

Commodity contracts

6,196

43,852

981

—

51,029

Other

—

612

709

—

1,321

Netting(2)

(8,020
)

(720,762
)

(11,253
)

(36,199
)

(776,234
)

Total derivative and other contracts

1,494

69,175

6,643

(36,199
)

41,113

Total financial instruments sold, not yet purchased

75,466

81,491

7,138

(36,199
)

127,896

Obligation to return securities received as collateral

20,657

84

—

—

20,741

Securities sold under agreements to repurchase

—

—

358

—

358

Other secured financings

—

15,890

742

—

16,632

Long-term borrowings

12

42,171

1,251

—

43,434

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

Transfers Between Level 1 and Level 2 During the Quarter Ended June 30, 2011.

Financial instruments owned—Derivative and other contracts and Financial instruments sold, not yet purchased—Derivative and other contracts.    During the quarter
ended June 30, 2011, the Company reclassified approximately $0.9 billion of derivative assets and approximately $1.3 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on quoted prices from the exchange.

Transfers Between Level 1 and Level 2 During the Six Months Ended June 30, 2011.

Financial instruments owned—Derivative and other contracts and Financial instruments sold, not yet purchased—Derivative and
other contracts.    During the six months ended June 30, 2011, the Company reclassified approximately $1.1 billion of derivative assets and approximately $0.9 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on quoted prices from the exchange.

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

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter and six months ended June 30, 2011 and for the quarter and six months ended June 30, 2010, respectively. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

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
Months Ended June 30, 2011

Beginning Balance at March 31, 2011

Total Realized and Unrealized Gains (Losses)(1)

Purchases

Sales

Issuances

Settlements

Net Transfers

Ending Balance at June 30, 2011

Unrealized Gains (Losses) for Level 3
Assets/ Liabilities Outstanding at June 30, 2011(2)

(dollars in millions)

Assets

Financial instruments owned:

U.S. agency securities

$
57

$
1

$
29

$
(72
)

$
—

$
—

$
(13
)

$
2

$
—

Other sovereign government obligations

126

9

—

(4
)

—

—

1

132

9

Corporate and other debt:

State and municipal securities

4

—

21

(25
)

—

—

—

—

—

Residential mortgage-backed securities

361

(10
)

101

(54
)

—

—

111

509

—

Commercial mortgage-backed securities

132

(21
)

81

(10
)

—

—

(46
)

136

(1
)

Asset-backed securities

—

259

4

—

—

—

35

298

259

Corporate bonds

1,366

(93
)

216

(353
)

—

—

43

1,179

(57
)

Collateralized debt obligations

1,593

17

357

(352
)

—

(19
)

54

1,650

14

Loans and lending commitments

11,218

(168
)

1,898

(676
)

—

(1,285
)

(567
)

10,420

(236
)

Other debt

165

5

6

(13
)

—

—

—

163

1

Total corporate and other debt

14,839

(11
)

2,684

(1,483
)

—

(1,304
)

(370
)

14,355

(20
)

Corporate equities

502

11

127

(144
)

—

—

(35
)

461

Net derivative and other contracts(3):

Interest rate contracts

(58
)

472

22

—

(45
)

(62
)

(12
)

317

376

Credit contracts

6,079

1,002

1,089

—

(109
)

(737
)

68

7,392

958

Foreign exchange contracts

46

(34
)

2

—

—

30

—

44

(39
)

Equity contracts

(645
)

58

77

(7
)

(1,163
)

52

(33
)

(1,661
)

60

Commodity contracts

330

(129
)

330

—

(146
)

(99
)

30

316

(139
)

Other

(508
)

(74
)

2

—

(112
)

296

(1
)

(397
)

(81
)

Total net derivative and other contracts

5,244

1,295

1,522

(7
)

(1,575
)

(520
)

52

6,011

1,135

Investments:

Private equity funds

2,006

153

91

(90
)

—

—

—

2,160

129

Real estate funds

1,251

81

17

(59
)

—

—

—

1,290

148

Hedge funds

871

(17
)

20

(120
)

—

—

73

827

(17
)

Principal investments

3,057

182

75

(108
)

—

—

(86
)

3,120

(15
)

Other

398

2

2

(3
)

—

—

126

525

(2
)

Total investments

7,583

401

205

(380
)

—

—

113

7,922

243

Physical commodities

—

(48
)

721

—

—

—

—

673

(48
)

Intangible assets

144

(11
)

1

—

—

(1
)

—

133

(11
)

Liabilities

Commercial paper and other short-term borrowings

$
4

$
7

$
—

$
—

$
29

$
(3
)

$
—

$
23

$
7

Financial instruments sold, not yet purchased:

Corporate and other debt:

Residential mortgage-backed securities

—

(13
)

(13
)

41

—

—

—

41

(13
)

Corporate bonds

150

49

(324
)

336

—

—

(78
)

35

60

Collateralized debt obligations

2

—

(1
)

—

—

—

(1
)

—

—

Unfunded lending commitments

171

(69
)

—

—

—

—

—

240

(69
)

Other debt

180

13

—

13

—

—

(2
)

178

13

Total corporate and other debt

503

(20
)

(338
)

390

—

—

(81
)

494

(9
)

Corporate equities

9

13

(8
)

12

—

—

1

1

3

Securities sold under agreements to repurchase

352

(5
)

—

—

1

—

—

358

(5
)

Other secured financings

605

(9
)

—

—

145

(17
)

—

742

(9
)

Long-term borrowings

1,374

38

—

—

215

(175
)

(125
)

1,251

20

(1)
Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for
$401 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.

(2)
Amounts represent unrealized gains (losses) for the quarter ended June 30, 2011 related to assets and liabilities still outstanding at June 30, 2011.

(3)
Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on Derivative instruments and hedging activities, see Note 10.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments owned—Corporate and other debt.    During the
quarter ended June 30, 2011, the Company reclassified approximately $1.2 billion of certain Corporate and other debt, primarily corporate loans, from Level 3 to Level 2. The Company reclassified the corporate loans as external prices and/or spread inputs for these instruments became observable.

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
Months Ended June 30, 2011

Beginning Balance at December 31, 2010

Total Realized and Unrealized Gains (Losses)(1)

Purchases

Sales

Issuances

Settlements

Net Transfers

Ending Balance at June 30, 2011

Unrealized Gains (Losses) for Level
3 Assets/ Liabilities Outstanding at June 30, 2011(2)

(dollars in millions)

Assets

Financial instruments owned:

U.S. agency securities

$
13

$
—

$
34

$
(40
)

$
—

$
—

$
(5
)

$
2

$
—

Other sovereign government obligations

73

8

56

—

—

—

(5
)

132

8

Corporate and other debt:

State and municipal securities

110

(1
)

—

(96
)

—

—

(13
)

—

—

Residential mortgage-backed securities

319

(62
)

279

(193
)

—

(1
)

167

509

(71
)

Commercial mortgage-backed securities

188

(19
)

96

(30
)

—

—

(99
)

136

(18
)

Asset-backed securities

13

259

13

(17
)

—

—

30

298

258

Corporate bonds

1,368

(26
)

273

(409
)

—

34

(61
)

1,179

42

Collateralized debt obligations

1,659

273

641

(862
)

—

(55
)

(6
)

1,650

70

Loans and lending commitments

11,666

213

2,321

(537
)

—

(2,038
)

(1,205
)

10,420

212

Other debt

193

—

5

(33
)

—

—

(2
)

163

(9
)

Total corporate and other debt

15,516

637

3,628

(2,177
)

—

(2,060
)

(1,189
)

14,355

484

Corporate equities

484

(207
)

219

(176
)

—

—

141

461

1

Net derivative and other contracts(3):

Interest rate contracts

424

702

19

—

(704
)

(192
)

68

317

600

Credit contracts

6,594

388

1,148

—

(197
)

(614
)

73

7,392

772

Foreign exchange contracts

46

(159
)

1

—

—

159

(3
)

44

(130
)

Equity contracts

(762
)

105

119

—

(1,236
)

98

15

(1,661
)

96

Commodity contracts

188

165

455

—

(321
)

(281
)

110

316

153

Other

(913
)

117

2

—

(116
)

428

85

(397
)

110

Total net derivative and other contracts

5,577

1,318

1,744

—

(2,574
)

(402
)

348

6,011

1,601

Investments:

Private equity funds

1,986

260

88

(245
)

—

—

71

2,160

209

Real estate funds

1,176

145

31

(62
)

—

—

—

1,290

255

Hedge funds

901

(25
)

15

(172
)

—

—

108

827

(25
)

Principal investments

3,131

242

(26
)

(195
)

—

—

(32
)

3,120

(105
)

Other

560

51

(4
)

(11
)

—

—

(71
)

525

41

Total investments

7,754

673

104

(685
)

—

—

76

7,922

375

Physical commodities

—

(48
)

721

—

—

—

—

673

(48
)

Securities received as collateral

1

—

—

(1
)

—

—

—

—

—

Intangible assets

157

(26
)

5

(1
)

(1
)

(1
)

—

133

(26
)

Liabilities

Deposits

$
16

$
2

$
—

$
—

$
—

$
(14
)

$
—

$
—

$
—

Commercial paper and other short-term borrowings

2

7

—

—

29

(1
)

—

23

7

Financial instruments sold, not yet purchased:

Corporate and other debt:

Residential mortgage-backed securities

—

(13
)

(12
)

40

—

—

—

41

(13
)

Commercial mortgage-backed securities

—

1

—

1

—

—

—

—

—

Corporate bonds

44

40

(367
)

426

—

—

(28
)

35

30

Unfunded lending commitments

263

23

—

—

—

—

—

240

Other debt

194

4

(10
)

14

—

—

(16
)

178

4

Total corporate and other debt

501

55

(389
)

481

—

—

(44
)

494

44

Corporate equities

15

5

(19
)

6

—

—

4

1

3

Obligation to return securities received as collateral

1

—

(1
)

—

—

—

—

—

—

Securities sold under agreements to repurchase

351

(6
)

1

—

—

—

—

358

(8
)

Other secured financings

1,016

(12
)

—

—

142

(122
)

(306
)

742

(12
)

Long-term borrowings

1,316

(28
)

—

—

388

(342
)

(139
)

1,251

(22
)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $673 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the six months ended June 30, 2011 related to assets and liabilities still outstanding at June 30, 2011.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on Derivative instruments and hedging activities, see Note 10.

Financial instruments owned—Corporate and other debt.    During the six months ended June 30, 2011, the Company reclassified approximately $1.8 billion of certain Corporate and other debt, primarily corporate loans, from Level 3 to Level 2. The Company reclassified these corporate loans as external prices and/or spread inputs for these instruments became observable.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2010

	Beginning Balance at March 31, 2010	Total Realized and Unrealized Gains (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers	Ending Balance at June 30, 2010	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2010(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. agency securities	$1	$—	$(5)	$5	$1	$—
Other sovereign government obligations	80	(1)	70	(76)	73	—
Corporate and other debt:
State and municipal securities	398	19	(180)	(16)	221	1
Residential mortgage-backed securities	625	(37)	(97)	(15)	476	(42)
Commercial mortgage-backed securities	779	23	133	(322)	613	13
Asset-backed securities	149	8	(75)	19	101	6
Corporate bonds	1,145	86	154	(41)	1,344	79
Collateralized debt obligations	1,512	(25)	40	(14)	1,513	42
Loans and lending commitments	13,503	(40)	152	(868)	12,747	(64)
Other debt	1,921	(61)	(28)	(22)	1,810	(68)

Total corporate and other debt	20,032	(27)	99	(1,279)	18,825	(33)
Corporate equities	536	(33)	(183)	26	346	(1)
Net derivative and other contracts(3):
Interest rate contracts	384	310	(132)	(46)	516	311
Credit contracts	7,952	315	265	(431)	8,101	499
Foreign exchange rate contracts	206	(1)	(134)	—	71	(2)
Equity contracts	(701)	(137)	(191)	31	(998)	(129)
Commodity contracts	90	(152)	53	23	14	(126)
Other	(579)	(402)	(40)	(18)	(1,039)	(352)

Total net derivative and other contracts	7,352	(67)	(179)	(441)	6,665	201
Investments:
Private equity funds	1,634	82	123	—	1,839	21
Real estate funds	1,751	4	(115)	3	1,643	109
Hedge funds	1,027	(29)	5	(93)	910	(29)
Principal investments	2,700	(132)	7	—	2,575	(83)
Other	434	64	(60)	6	444	3

Total investments	7,546	(11)	(40)	(84)	7,411	21
Intangible assets	175	(15)	(21)	—	139	(27)

Liabilities
Deposits	$15	$1	$—	$—	$14	$—
Commercial paper and other short-term borrowings	300	—	(293)	—	7	—
Financial instruments sold, not yet purchased:
Corporate and other debt:
Residential mortgage-backed securities	—	(6)	(4)	—	2	(5)
Asset-backed securities	4	—	(4)	—	—	—
Corporate bonds	17	14	80	(3)	80	19
Unfunded lending commitments	213	(110)	12	—	335	(110)
Other debt	317	15	(81)	—	221	13

Total corporate and other debt	551	(87)	3	(3)	638	(83)
Corporate equities	13	1	(4)	(3)	5	—
Other secured financings	1,811	69	5	163	1,910	69
Long-term borrowings	6,728	92	20	(147)	6,509	92

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $(11) million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the quarter ended June 30, 2010 related to assets and liabilities still outstanding at June 30, 2010.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on Derivative instruments and hedging activities, see Note 10.

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

Net Transfers

Ending Balance at June 30, 2010

Unrealized Gains (Losses) for Level
3 Assets/ Liabilities Outstanding at June 30, 2010(2)

(dollars in millions)

Assets

Financial instruments owned:

U.S. agency securities

$
36

$
—

$
(35
)

$
—

$
1

$
—

Other sovereign government obligations

3

(1
)

63

8

73

(1
)

Corporate and other debt:

State and municipal securities

713

(56
)

(436
)

—

221

(58
)

Residential mortgage-backed securities

818

12

(392
)

38

476

(6
)

Commercial mortgage-backed securities

1,573

128

(774
)

(314
)

613

Asset-backed securities

591

3

(491
)

(2
)

101

9

Corporate bonds

1,038

(44
)

256

94

1,344

(53
)

Collateralized debt obligations

1,553

122

(171
)

9

1,513

60

Loans and lending commitments

12,506

76

629

(464
)

12,747

126

Other debt

1,662

185

(14
)

(23
)

1,810

160

Total corporate and other debt

20,454

426

(1,393
)

(662
)

18,825

266

Corporate equities

536

67

(161
)

(96
)

346

21

Net derivative and other contracts(3):

Interest rate contracts

387

300

(146
)

(25
)

516

302

Credit contracts

8,824

(163
)

383

(943
)

8,101

340

Foreign exchange rate contracts

254

(102
)

(123
)

42

71

(308
)

Equity contracts

(689
)

(208
)

(184
)

83

(998
)

(161
)

Commodity contracts

7

(68
)

14

61

14

66

Other

(437
)

(575
)

(12
)

(15
)

(1,039
)

(511
)

Total net derivative and other contracts

8,346

(816
)

(68
)

(797
)

6,665

(272
)

Investments:

Private equity funds

1,628

139

72

—

1,839

116

Real estate funds

1,087

186

350

20

1,643

289

Hedge funds

1,678

(218
)

(270
)

(280
)

910

(220
)

Principal investments

2,642

(105
)

38

—

2,575

(87
)

Other

578

47

(180
)

(1
)

444

(3
)

Total investments

7,613

49

10

(261
)

7,411

95

Securities received as collateral

23

—

(23
)

—

—

—

Intangible assets

137

24

(22
)

—

139

4

Liabilities

Deposits

$
24

$
2

$
—

$
(8
)

$
14

$
2

Commercial paper and other short-term borrowings

—

—

7

—

7

—

Financial instruments sold, not yet purchased:

Corporate and other debt:

Residential mortgage-backed securities

—

(1
)

1

—

2

(1
)

Commercial mortgage-backed securities

—

1

1

—

—

—

Asset-backed securities

4

—

(4
)

—

—

—

Corporate bonds

29

(1
)

22

28

80

8

Collateralized debt obligations

3

—

(3
)

—

—

—

Unfunded lending commitments

252

(140
)

(57
)

—

335

(138
)

Other debt

431

20

(175
)

(15
)

221

20

Total corporate and other debt

719

(121
)

(215
)

13

638

(111
)

Corporate equities

4

(1
)

(7
)

7

5

1

Obligation to return securities received as collateral

23

—

(23
)

—

—

—

Other secured financings

1,532

(67
)

222

89

1,910

(80
)

Long-term borrowings

6,865

99

(26
)

(231
)

6,509

99

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Investments that Calculate Net Asset Value.

The Company’s Investments measured at fair value were $9,020 million and $9,752 million at June 30, 2011 and
December 31, 2010, respectively. The following table presents information solely about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on net asset value at June 30,
2011 and December 31, 2010, respectively.

At June 30, 2011

At December 31, 2010

Fair Value

Unfunded Commitment

Fair Value

Unfunded Commitment

(dollars in millions)

Private equity funds

$
2,119

$
1,019

$
1,947

$
1,047

Real estate funds

1,262

538

1,154

500

Hedge funds(1):

Long-short equity hedge funds

571

5

1,046

4

Fixed income/credit-related hedge funds

123

—

305

—

Event-driven hedge funds

183

—

143

—

Multi-strategy hedge funds

385

—

140

—

Total

$
4,643

$
1,562

$
4,735

$
1,551

(1)
Fixed income/credit-related hedge funds, event-driven hedge funds, and multi-strategy hedge funds are redeemable at least on a six-month period basis primarily with a notice period of 90 days or less. At June 30, 2011, approximately 40% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 32% is redeemable every six months and 28% of these funds have a redemption frequency of greater than six months. At December 31, 2010, approximately 49% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 24% is redeemable every six months and 27% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds is primarily greater than 90 days.

Private Equity Funds.    Amount includes several private equity funds that pursue multiple strategies including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments, and mezzanine capital. In addition, the funds may be structured with a focus on specific domestic or foreign geographic regions. These investments are generally not redeemable with the funds. Instead, the nature of the investments in this category is that distributions are received through the liquidation of the underlying assets of the fund. At June 30, 2011, it is estimated that 7% of the fair value of the funds will be liquidated in the next five years, another 32% of the fair value of the funds will be liquidated between five to 10 years and the remaining 61% of the fair value of the funds have a remaining life of greater than 10 years.

Real Estate Funds.    Amount includes several real estate funds that invest in real estate assets such as commercial office buildings, retail properties, multi-family residential properties, developments or hotels. In addition, the funds may be structured with a focus on specific geographic domestic or foreign regions. These

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments are generally not redeemable with the funds. Distributions from each fund will be received as the underlying investments of the funds are liquidated. At June 30, 2011, it is estimated that 18% of the fair value of the funds will be liquidated within the next five years, another 35% of the fair value of the funds will be liquidated between five to 10 years and the remaining 47% of the fair value of the funds have a remaining life of greater than 10 years.

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

•

Long-short Equity Hedge Funds.    Amount includes investments in hedge funds that invest, long or short, in equities. Equity value and growth hedge funds purchase stocks perceived to be undervalued and sell stocks perceived to be overvalued. Investments representing approximately 12% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions ranged from one to three years at June 30, 2011. Investments representing approximately 26% of the fair value of the investments in long-short equity hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was primarily two years or less at June 30, 2011.

•

Fixed Income/Credit-Related Hedge Funds.    Amount includes investments in hedge funds that employ long-short, distressed or relative value strategies in order to benefit from investments in undervalued or overvalued securities that are primarily debt or credit related. At June 30, 2011, investments representing approximately 36% of the fair value of the investments in fixed income/credit-related hedge funds cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was one year or less at June 30, 2011.

•

Event-Driven Hedge Funds.    Amount includes investments in hedge funds that invest in event-driven situations such as mergers, hostile takeovers, reorganizations, or leveraged buyouts. This may involve the simultaneous purchase of stock in companies being acquired and the sale of stock in its acquirer, hoping to profit from the spread between the current market price and the ultimate purchase price of the target company. At June 30, 2011, investments representing approximately 34% of the value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments was primarily one year or less at June 30, 2011.

•

Multi-strategy Hedge Funds.    Amount includes investments in hedge funds that pursue multiple strategies to realize short-
and long-term gains. Management of the hedge funds has the ability to overweight or underweight different strategies to best capitalize on current investment opportunities. At June 30, 2011, investments representing approximately 76% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily three years or less at June 30, 2011. Investments representing approximately 9% of the fair value of investments in multi-strategy hedge funds cannot be redeemed currently because of an exit restriction that has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was indefinite at June 30, 2011.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models. The following tables present net gains (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarters and six months ended June 30, 2011 and 2010, respectively.

Principal Transactions- Trading

Interest Expense

Gains (Losses) Included in Net Revenues

(dollars in millions)

Three Months Ended June 30, 2011

Deposits

$
18

$
(30
)

$
(12
)

Commercial paper and other short-term borrowings

49

—

49

Securities sold under agreements to repurchase

2

—

2

Long-term borrowings

(42
)

(270
)

(312
)

Six Months Ended June 30, 2011

Deposits

$
31

$
(60
)

$
(29
)

Commercial paper and other short-term borrowings

44

—

44

Securities sold under agreements to repurchase

—

—

—

Long-term borrowings

(1,308
)

(560
)

(1,868
)

Three Months Ended June 30, 2010

Deposits

$
10

$
(45
)

$
(35
)

Commercial paper and other short-term borrowings

55

—

55

Long-term borrowings

2,409

(285
)

2,124

Six Months Ended June 30, 2010

Deposits

$
(15
)

$
(93
)

$
(108
)

Commercial paper and other short-term borrowings

68

—

68

Long-term borrowings

2,527

(484
)

2,043

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

The changes in overall fair value of the short-term and long-term borrowings
(primarily structured notes) are attributable to changes in foreign currency exchange rates, interest rates, movements in the reference price or index for structured notes and (as presented in the table below) an adjustment to reflect the change in credit quality of the Company.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information on the Company’s short-term and long-term borrowings
(primarily structured notes), loans and unfunded lending commitments for which the fair value option was elected.

Gains (Losses) due
to Changes in Instrument Specific Credit Risk

Three Months Ended June 30,

Six Months Ended June 30,

2011

2010

2011

2010

(dollars in millions)

Short-term and long-term borrowings(1)

$
244

$
750

$
55

$
803

Loans(2)

(146
)

(348
)

(108
)

(1
)

Unfunded lending commitments(3)

(223
)

(94
)

(213
)

(164
)

(1)
The change in the fair value of short-term and long-term borrowings (primarily structured notes) includes an adjustment to reflect the change in credit quality of the
Company based upon observations of the Company’s secondary bond market spreads.

(2)
Instrument-specific credit gains were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.

(3)
Gains (losses) were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period end.

Amount by Which Contractual Principal Amount Exceeds Fair Value

At June 30, 2011

At December 31, 2010

(dollars in billions)

Short-term and long-term borrowings(1)

$
0.9

$
0.6

Loans(2)

24.5

24.3

Loans 90 or more days past due and/or on non-accrual status(2)(3)

21.4

21.2

(1)
These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.

(2)
The majority of this difference between principal and fair value amounts emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.

(3)
The aggregate fair value of loans that were in non-accrual status, which includes all loans 90 or more days past due, was $2.3 billion and $2.2 billion at June 30,
2011 and December 31, 2010, respectively. The aggregate fair value of loans that were 90 or more days past due was $1.8 billion and $2.0 billion at June 30, 2011 and December 31, 2010, respectively.

The tables above exclude non-recourse debt from consolidated VIEs, liabilities related to failed sales, pledged commodities and other liabilities that have specified assets attributable to them.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. These assets may include loans, equity method investments, premises and equipment, intangible assets and real estate investments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present, by caption on the condensed consolidated statements of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for the quarters and six months ended June 30, 2011 and 2010, respectively.

Three and Six Months Ended June 30, 2011.

Fair Value Measurements Using:

Carrying Value At June 30, 2011(1)

Quoted Prices in Active Markets for Identical Assets (Level 1)

Significant Observable Inputs (Level 2)

Significant Unobservable Inputs (Level 3)

Total Gains (Losses) for the Three Months Ended June 30, 2011(2)

Total Gains (Losses) for the Six Months Ended June 30, 2011(2)

(dollars in millions)

Loans(3)

$
183

$
—

$
92

$
91

$
3

$
18

Other investments(4)

84

—

—

84

(20
)

(28
)

Intangible assets(5)

—

—

—

—

—

(3
)

Total

$
267

$
—

$
92

$
175

$
(17
)

$
(13
)

(1)
Carrying values relate only to those assets that had fair value adjustments during the quarter ended June 30, 2011. These amounts do not include assets that had fair value adjustments during the six months ended June 30, 2011, unless the assets also had a fair value adjustment during the quarter ended June 30, 2011.

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

(5)
Losses primarily related to investment management contracts and were determined primarily using discounted cash flow models.

There were no liabilities measured at fair value on a non-recurring basis during the quarter and six months ended June 30, 2011.

Three and Six Months Ended June 30, 2010.

Fair Value Measurements Using:

Carrying Value At June 30, 2010(1)

Quoted Prices in Active Markets for Identical Assets (Level 1)

Significant Observable Inputs (Level 2)

Significant Unobservable Inputs (Level
3)

Total Losses for the Three Months Ended June 30, 2010(2)

Total Losses for the Six
Months Ended June 30, 2010(2)

(dollars in millions)

Loans(3)

$
622

$
—

$
—

$
622

$
(25
)

$
(28
)

Other investments(4)

—

—

—

—

—

(5
)

Intangible assets(5)

3

—

—

3

(17
)

(27
)

Total

$
625

$
—

$
—

$
625

$
(42
)

$
(60
)

(1)
Carrying values relate only to those assets that had fair value adjustments during the quarter ended June 30, 2010. These amounts do not include assets that had fair value adjustments during the six months ended June 30, 2010, unless the assets also had a fair value adjustment during the quarter ended June 30, 2010.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s long-term borrowings are recorded at amortized amounts unless elected under the fair value option or designated as a hedged item in a fair value hedge. For long-term borrowings not measured at fair value, the fair value of the Company’s long-term borrowings was estimated using either quoted market prices or discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing arrangements. At June 30, 2011, the carrying value of the Company’s long-term borrowings not measured at fair value was approximately $1.0 billion higher than fair value. At
December 31, 2010, the carrying value of the Company’s long-term borrowings not measured at fair value was approximately $1.8 billion higher than fair value.

4.
Securities Available for Sale.

The
following table presents information about the Company’s available for sale (“AFS”) securities:

At June 30, 2011

Amortized Cost

Gross Unrealized Gains

Gross Unrealized Losses

Other-than- Temporary Impairment

Fair Value

(dollars in millions)

Debt securities available for sale:

U.S. government and agency securities:

U.S. Treasury securities

$
9,233

$
148

$
3

$
—

$
9,378

U.S. agency securities

14,986

6

64

—

14,928

Total U.S. government and agency securities

$
24,219

$
154

$
67

$
—

$
24,306

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Less than 12 Months

12 Months or Longer

Total

At June 30, 2011

Fair Value

Gross Unrealized Losses

Fair Value

Gross Unrealized Losses

Fair Value

Gross Unrealized Losses

(dollars in millions)

Debt securities available for sale:

U.S. government and agency securities:

U.S. Treasury securities

$
619

$
3

$
—

$
—

$
619

$
3

U.S. agency securities

11,023

64

—

—

11,023

64

Total U.S. government and agency securities

$
11,642

$
67

$
—

$
—

$
11,642

$
67

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

The Company does not intend to sell these securities or expect to be required to sell these securities prior to recovery of the amortized cost basis. In addition, the Company does not expect these securities to experience a credit loss given the explicit and implicit guarantee provided by the U.S. government. The Company believes that the debt securities with an unrealized loss in Accumulated other comprehensive income were not other-than-temporarily impaired at June 30, 2011 and December 31, 2010.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the amortized cost and fair value of debt securities available for sale by contractual maturity dates at June 30, 2011.

Amortized Cost

Fair Value

Annualized Average Yield

(dollars in millions)

U.S. government and agency securities:

U.S. Treasury securities:

Due within 1 year

$
304

$
304

0.4
%

After 1 year but through 5 years

8,830

8,975

1.4
%

After 5 years

99

99

1.7
%

Total

$
9,233

$
9,378

U.S. agency securities:

After 5 years

14,986

14,928

1.3
%

Total U.S. government and agency securities:

$
24,219

$
24,306

1.4
%

The following table presents information pertaining to sales of debt securities available for sale:

Three Months Ended June 30, 2011

Six Months Ended June 30, 2011

(dollars in millions)

Gross realized gains

$
84

$
96

Gross realized losses

$
2

$
2

Proceeds of sales of debt securities available for sale

$
7,021

$
13,142

Gross realized gains and losses are recognized in Other revenues in the condensed consolidated statements of income.
There were no sales of AFS securities during the three and six months ended June 30, 2010.

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

The Company also engages in securities
financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activity are collateralized by customer-

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

owned securities held by the Company. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the review of margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies to reduce risk.
Additionally, transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations. For these transactions, adherence to the Company’s collateral policies significantly limits the Company’s credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and, if necessary, may sell securities that have not been paid for or purchase securities sold but not delivered from customers. At June 30, 2011 and December 31, 2010, there were approximately $20.7 billion and $18.0 billion, respectively, of customer margin loans outstanding.

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

At June 30, 2011

At December 31, 2010

(dollars in millions)

Financial instruments owned:

U.S. government and agency securities

$
7,222

$
11,513

Other sovereign government obligations

6,547

8,741

Corporate and other debt

14,257

12,333

Corporate equities

23,546

21,919

Total

$
51,572

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
In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the condensed consolidated statements of financial condition. At June 30, 2011 and December 31, 2010, the fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $585 billion and $537 billion, respectively, and the fair value of the portion that had been sold or repledged was $416 billion and $390 billion, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2011 and December 31, 2010, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

At June 30, 2011

At December 31, 2010

(dollars in millions)

Cash deposited with clearing organizations or segregated under federal and other regulations or requirements

$
25,504

$
19,180

Securities(1)

12,175

18,935

Total

$
37,679

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

•

  Interests purchased in connection with market-making and retained interests held as a result of securitization activities, including re-securitization transactions.

•

Guarantees issued and residual interests retained in connection with municipal bond securitizations.

•

Servicing residential and commercial mortgage loans held by VIEs.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The power to make the most significant economic decisions may take a number of different forms in different types of VIEs. The Company considers servicing or collateral management decisions as representing the power to make the most significant economic decisions in transactions such as securitizations or CDOs. As a result, the Company does not consolidate securitizations or CDOs for which it does not act as the servicer or collateral manager unless it holds certain other rights to replace the servicer or collateral manager or to require the liquidation of the entity. If the Company serves as servicer or collateral manager, or has certain other rights described in the previous sentence, the Company analyzes the interests in the VIE that it holds and consolidates only those VIEs for which it holds a potentially significant interest, generally based on the fair value of interests held by the Company relative to the fair value of the assets of the VIE.

The structure of
securitization vehicles and CDOs are driven by several parties, including loan seller(s) in securitization transactions, the collateral manager in a CDO, one or more rating agencies, a financial guarantor in some transactions and the underwriter(s)
of the transactions, who serve to reflect specific investor demand. In addition, subordinate investors, such as the “B-piece” buyer in commercial mortgage backed securitizations or equity investors in CDOs, can influence whether specific loans are excluded from a CMBS transaction or investment criteria in a CDO.

For many transactions, such as re-securitization transactions,
CLNs and other asset-repackaged notes, there are no significant economic decisions made on an ongoing basis. In these cases, the Company focuses its analysis on decisions made prior to the initial closing of the transaction and at the termination of the transaction. Based upon factors, which include an analysis of the nature of the assets, including whether the assets were issued in a transaction sponsored by the Company and the extent of the information available to the Company and to investors, the number, nature and involvement of investors, other rights held by the Company and investors, the standardization of the legal documentation and the level of the continuing involvement by the Company, including the amount and type of interests owned by the Company and by other investors, the Company concluded in most of these transactions that decisions made prior to the initial closing were shared between the Company and the initial investors. The Company focused its control decision on any right held by the Company or investors related to the termination of the VIE. Most re-securitization transactions, CLNs and other asset-repackaged notes have no such termination rights.

Except for consolidated VIEs included in other structured financings in the tables below, the Company accounts for the assets held by the entities primarily in Financial instruments owned and the liabilities of the entities as Other secured financings in the condensed consolidated statements of financial condition. For consolidated VIEs included in other structured financings, the Company accounts for the assets held by the entities primarily in Premises, equipment and software costs, and Other assets in the condensed consolidated statements of financial condition. Except for consolidated VIEs included in other structured financings, the assets and liabilities are measured at fair value, with changes in fair value reflected in earnings.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information at June 30, 2011 and December 31, 2010 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis.

At June 30, 2011

Mortgage and Asset-backed Securitizations

Collateralized Debt Obligations

Managed Real Estate Partnerships

Other Structured Financings

Other

(dollars in millions)

VIE assets

$
3,071

$
133

$
2,184

$
851

$
2,643

VIE liabilities

$
2,185

$
99

$
111

$
2,571

$
880

At December 31, 2010

Mortgage and Asset-Backed Securitizations

Collateralized Debt Obligations

Managed Real Estate Partnerships

Other Structured Financings

Other

(dollars in millions)

VIE assets

$
3,362

$
129

$
2,032

$
643

$
2,584

VIE liabilities

$
2,544

$
68

$
108

$
2,571

$
1,219

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the
VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s liabilities. At June 30, 2011 and December 31, 2010, managed real estate partnerships reflected noncontrolling interests in the Company’s condensed consolidated financial statements of $1,627 million and $1,508 million, respectively. The Company also had additional maximum exposure to losses of approximately $471 million and $884 million at
June 30, 2011 and December 31, 2010, respectively. This additional exposure related primarily to certain derivatives (e.g., instead of purchasing senior securities, the Company has sold credit protection to synthetic CDOs through credit derivatives that are typically related to the most senior tranche of the CDO) and commitments, guarantees and other forms of involvement.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information about certain non-consolidated VIEs in which the Company had variable interests at June 30, 2011 and December 31, 2010. The tables include all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. Most of the
VIEs included in the tables below are sponsored by unrelated parties; the Company’s involvement generally is the result of the Company’s secondary market-making activities.

At June 30, 2011

Mortgage and Asset-Backed Securitizations

Collateralized Debt Obligations

Municipal Tender Option Bonds

Other Structured Financings

Other

(dollars in millions)

VIE assets that the Company does not consolidate (unpaid principal balance)(1)

$
199,668

$
26,919

$
6,901

$
2,015

$
5,345

Maximum exposure to loss:

Debt and equity interests(2)

$
6,833

$
1,788

$
—

$
1,016

$
1,178

Derivative and other contracts

75

847

4,491

—

1,424

Commitments, guarantees and other

—

308

—

797

363

Total maximum exposure to loss

$
6,908

$
2,943

$
4,491

$
1,813

$
2,965

Carrying value of exposure to loss—Assets:

Debt and equity interests(2)

$
6,833

$
1,788

$
—

$
709

$
1,178

Derivative and other contracts

94

659

—

—

401

Total carrying value of exposure to loss—Assets

$
6,927

$
2,447

$
—

$
709

$
1,579

Carrying value of exposure to loss—Liabilities:

Derivative and other contracts

$
19

$
119

$
—

$
—

$
49

Commitments, guarantees and other

—

—

—

16

337

Total carrying value of exposure to loss—Liabilities

$
19

$
119

$
—

$
16

$
386

(1)
Mortgage and asset-backed securitizations include VIE assets as follows: $25.3 billion of residential mortgages; $132.9 billion of commercial mortgages; $25.0 billion of U.S. agency collateralized mortgage obligations; and $16.5 billion of other consumer or commercial loans.

(2)
Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $1.5 billion of residential mortgages; $1.8 billion of commercial mortgages;
$2.3 billion of U.S. agency collateralized mortgage obligations; and $1.2 billion of other consumer or commercial loans.

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

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $5.0 billion at June 30, 2011. These securities were either retained in connection with transfers of assets by the Company or acquired in

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with secondary market-making activities. Securities issued by securitization SPEs consist of $1.8 billion of securities backed primarily by residential mortgage loans,
$1.0 billion of securities backed by U.S. agency collateralized mortgage obligations, $0.9 billion of securities backed by commercial mortgage loans, $0.8 billion of securities backed by collateralized debt obligations or collateralized loan obligations and $0.5 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. The Company’s primary risk exposure is to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Financial instruments owned—Corporate and other debt and are measured at fair value. The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Company’s maximum exposure to loss generally equals the fair value of the securities owned.

The Company’s transactions with VIEs primarily includes securitizations, municipal tender option bond trusts, credit protection purchased through
CLNs, other structured financings, collateralized loan and debt obligations, equity-linked notes, managed real estate partnerships and asset management investment funds. The Company’s continuing involvement in VIEs that it does not consolidate can include ownership of retained interests in Company-sponsored transactions, interests purchased in the secondary market (both for Company-sponsored transactions and transactions sponsored by third parties), derivatives with securitization SPEs
(primarily interest rate derivatives in commercial mortgage and residential mortgage securitizations and credit derivatives in which the Company has purchased protection in synthetic CDOs), and as servicer in residential mortgage securitizations in the U.S. and Europe and commercial mortgage securitizations in Europe. Such activities are further described in Note 7 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K.

Transfers of Assets with Continuing Involvement.

The following tables present information at June 30, 2011 regarding transactions with SPEs in which the Company, acting as principal, transferred financial assets with continuing involvement and received sales treatment.

At June 30, 2011

Residential Mortgage Loans

Commercial Mortgage Loans

U.S. Agency Collateralized Mortgage Obligations

Credit- Linked Notes and Other

(dollars in millions)

SPE assets (unpaid principal balance)(1)

$
44,788

$
86,427

$
33,188

$
17,913

Retained interests (fair value):

Investment grade

$
37

$
89

$
1,710

$
3

Non-investment grade

233

59

—

1,474

Total retained interests (fair value)

$
270

$
148

$
1,710

$
1,477

Interests purchased in the secondary market (fair value):

Investment grade

$
75

$
286

$
133

$
425

Non-investment grade

266

144

—

24

Total interests purchased in the secondary market (fair value)

$
341

$
430

$
133

$
449

Derivative assets (fair value)

$
40

$
1,123

$
—

$
166

Derivative liabilities (fair value)

$
38

$
—

$
—

$
274

(1)
Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2011

Level 1

Level 2

Level 3

Total

(dollars in millions)

Retained interests (fair value):

Investment grade

$
—

$
1,832

$
7

$
1,839

Non-investment grade

—

120

1,646

1,766

Total retained interests (fair value)

$
—

$
1,952

$
1,653

$
3,605

Interests purchased in the secondary market (fair value):

Investment grade

$
—

$
911

$
8

$
919

Non-investment grade

—

255

179

434

Total interests purchased in the secondary market (fair value)

$
—

$
1,166

$
187

$
1,353

Derivative assets (fair value)

$
—

$
815

$
514

$
1,329

Derivative liabilities (fair value)

$
—

$
274

$
38

$
312

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

Net gains on sales of assets in
securitization transactions at the time of the sale were not material in the six months ended June 30, 2011 and 2010.

During the six
months ended June 30, 2011 and 2010, the Company received proceeds from new securitization transactions of $15.0 billion and $10.0 billion, respectively. During the six months ended June 30, 2011 and 2010, the Company received proceeds from cash flows from retained interests in securitization transactions of $3.9 billion and $2.8 billion, respectively.

The Company has
provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company (see Note 11).

Failed Sales.

In order to be treated as a sale of assets for accounting purposes, a transaction must meet all of the criteria stipulated in the accounting guidance for the transfer of financial assets. If the transfer fails to meet these criteria, that transfer of financial assets is treated as a failed sale. In such case, the
Company continues to recognize the assets in Financial instruments owned, and the Company recognizes the associated liabilities in Other secured financings in the condensed consolidated statements of financial condition.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the carrying value of assets and liabilities resulting from transfers of financial assets treated by the Company as secured financings:

At June 30, 2011

At December 31, 2010

Carrying Value of

Carrying Value of

Assets

Liabilities

Assets

Liabilities

(dollars in millions)

Commercial mortgage loans

$
115

$
115

$
128

$
124

Credit-linked notes

451

405

784

781

Equity-linked transactions

1,661

1,621

1,618

1,583

Other

113

113

62

61

Mortgage Servicing Activities.

Mortgage Servicing Rights.    The Company may retain servicing rights to certain mortgage loans that are sold. These transactions create an asset referred to as MSRs, which totaled approximately $133 million and $157 million at June 30, 2011 and December 31, 2010, respectively, and are included within Intangible assets and carried at fair value in the condensed consolidated statements of financial condition.

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

The Company
provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets and are recorded at cost. Advances at June 30, 2011 and December 31, 2010 totaled approximately $1.4 billion and $1.5 billion, respectively, net of allowance of $6 million and $10 million at June 30, 2011 and December 31, 2010, respectively.

The following tables present information about the Company’s mortgage servicing activities for SPEs to which the Company transferred loans at
June 30, 2011 and December 31, 2010:

At June 30, 2011

Residential Mortgage Unconsolidated SPEs

Residential Mortgage Consolidated SPEs

Commercial Mortgage Unconsolidated SPEs

Commercial Mortgage Consolidated SPEs

(dollars in millions)

Assets serviced (unpaid principal balance)

$
9,902

$
2,221

$
6,893

$
1,993

Amounts past due 90 days or greater (unpaid principal balance)(1)

$
3,375

$
408

$
—

$
—

Percentage of amounts past due 90 days or greater(1)

34.1
%

18.4
%

—

—

Credit losses

$
206

$
13

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

The Company also serviced residential and commercial mortgage loans for SPEs sponsored by unrelated parties with unpaid principal balances totaling $12 billion and $13 billion at June 30, 2011 and December 31, 2010, respectively.

7.
Financing Receivables.

Loans held for
investment.

The Company’s loans held for investment are recorded at amortized cost and classified as Loans in the condensed consolidated statements of financial condition.

The Company’s loans held for investment at June 30, 2011 and December 31, 2010 included the following:

At June 30, 2011

At December 31, 2010

(dollars in millions)

Commercial and industrial

$
4,183

$
4,054

Consumer loans

4,395

3,974

Residential real estate loans

3,320

1,915

Wholesale real estate loans

468

468

Total loans held for investment(1)

$
12,366

$
10,411

(1)
Amounts are net of allowances of $36 million and $82 million at June 30, 2011 and December 31, 2010, respectively.

The above table does not include loans held for sale of $110 million and $165 million at June 30, 2011 and December 31, 2010.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

worth, liquidity, collateral, loan-to-value ratio, and credit bureau information. Subsequent credit monitoring for residential real estate loans is performed at the portfolio level and for consumer loans collateral, values are monitored on an ongoing basis.

At June 30, 2011, the Company collectively evaluated for impairment gross commercial and industrial loans, consumer loans, residential real estate loans and wholesale real estate loans of $3,993 million, $4,325 million, $3,321 million and $335 million, respectively. The Company individually evaluated for impairment gross commercial and industrial loans, consumer and wholesale real estate loans of $212 million, $71 million and $145 million, respectively. Commercial and industrial loans of approximately $70 million and wholesale real estate loans of approximately $72 million were impaired at June 30, 2011. Approximately 99% of the Company’s loan portfolio was current at June 30, 2011.

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

The Company assigned an internal grade of “doubtful” to certain commercial asset-backed and wholesale real estate loans totaling $145 million and $500 million at June 30, 2011 and December 31, 2010, respectively. Doubtful loans can be classified as current if the borrower is making payments in accordance with the loan agreement. The Company assigned an internal grade of “pass” to the majority of the remaining loans.

For a description of the Company’s loan portfolio
and credit quality indicators utilized in its credit monitoring process, see Note 8 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K.

Employee Loans.

Employee loans are
granted primarily in conjunction with a program established in the Global Wealth Management Group business segment to retain and recruit certain employees. These loans are recorded in Receivables—Fees, interest and other in the condensed consolidated statements of financial condition. These loans are full recourse, require periodic payments and have repayment terms ranging from four to 12 years. The Company establishes a reserve for loan amounts it does not consider recoverable from terminated employees, which is recorded in Compensation and benefits expense. At June 30, 2011, the Company had $5,502 million of employee loans, net of an allowance of approximately $112 million. At December 31, 2010, the Company had
$5,831 million of employee loans, net of an allowance of approximately $111 million.

Collateralized Transactions.

In certain instances, the Company enters into reverse repurchase agreements and securities borrowed transactions to acquire securities to cover short positions, to settle other securities obligations and to accommodate customers’ needs. The Company also engages in securities financing transactions for customers through margin lending (see Note 5).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Due to the volatility in the equity markets, the economic outlook and the Company’s common shares trading below book value during the quarters ended December 31, 2010 and June 30, 2011, the Company performed additional impairment testing at December 31, 2010 and June 30, 2011, which did not result in any goodwill impairment. Adverse market or economic events could result in impairment charges in future periods.

Goodwill.

Changes in the carrying amount of the Company’s goodwill, net of accumulated impairment losses for the six months ended June 30, 2011, were as follows:

Institutional Securities

Global Wealth Management Group

Asset Management

Total

(dollars in millions)

Goodwill at December 31, 2010(1)

$
383

$
5,616

$
740

$
6,739

Foreign currency translation adjustments and other

5

—

—

5

Goodwill at June 30, 2011(1)

$
388

$
5,616

$
740

$
6,744

(1)
The amount of the Company’s goodwill before accumulated impairments of $700 million at June 30, 2011 and December 31, 2010, was $7,444 million and $7,439 million, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Intangible Assets.

Changes in the carrying amount of the Company’s intangible assets for the six months ended June 30, 2011 were as follows:

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
5

$
4,230

Foreign currency translation adjustments and other

9

—

—

9

Amortization expense

(12
)

(162
)

—

(174
)

Impairment losses

—

—

(3
)

(3
)

Intangible assets disposed of during the period

(1
)

—

—

(1
)

Amortizable net intangible assets at June 30, 2011

258

3,801

2

4,061

Mortgage servicing rights (see Note 6)

122

11

—

133

Indefinite-lived intangible assets

—

280

—

280

Net intangible assets at June 30, 2011

$
380

$
4,092

$
2

$
4,474

9.
Long-Term Borrowings and Other Secured Financings.

The Company’s long-term borrowings included the following components:

At June 30, 2011

At December 31, 2010

(dollars in millions)

Senior debt

$
187,350

$
183,514

Subordinated debt

3,930

4,126

Junior subordinated debentures

4,826

4,817

Total

$
196,106

$
192,457

During the six months ended June 30, 2011, the Company issued notes with a principal amount of approximately $23 billion. During the six months ended June 30, 2011, approximately $24 billion of notes were repaid.

The weighted average maturity of the
Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.1 years and 5.2 years at June 30, 2011 and December 31, 2010, respectively.

FDIC’s Temporary Liquidity Guarantee Program.

At June 30, 2011 and
December 31, 2010, the Company had long-term debt outstanding of $18.3 billion and $21.3 billion, respectively, under the Temporary Liquidity Guarantee Program (“TLGP”). The issuance of debt under the TLGP expired on December 31,
2010, but the existing long-term debt outstanding is guaranteed

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

until June 30, 2012. These borrowings are senior unsecured debt obligations of the Company and guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) under the TLGP. The
FDIC has concluded that the guarantee is backed by the full faith and credit of the U.S. government.

Other Secured Financings.

Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Company is deemed to be the primary beneficiary, pledged commodities, certain equity-linked notes and other secured borrowings. See Note 6 for further information on other secured financings related to variable interest entities and securitization activities.

The Company’s other secured financings consisted of the following:

At June 30, 2011

At December 31, 2010

(dollars in millions)

Secured financings with original maturities greater than one year

$
19,730

$
7,398

Secured financings with original maturities one year or less

492

506

Failed sales(1)

2,254

2,549

Total(2)

$
22,476

$
10,453

(1)
For more information on failed sales, see Note 6.

(2)
Amounts include $16,632 million at fair value at June 30, 2011 and $8,490 million at fair value at December 31, 2010.

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

The Company’s derivative products
consist of the following:

At June 30, 2011

At December 31, 2010

Assets

Liabilities

Assets

Liabilities

(dollars in millions)

Exchange traded derivative products

$
3,657

$
4,789

$
6,099

$
8,553

OTC derivative products

42,510

36,324

45,193

39,249

Total

$
46,167

$
41,113

$
51,292

$
47,802

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at June 30, 2011 and December 31, 2010, respectively. Fair value is presented in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned at June 30, 2011(1)

Years to Maturity

Cross-Maturity and Cash Collateral Netting(3)

Net Exposure Post-Cash Collateral

Net
Exposure Post-Collateral

Credit Rating(2)

Less than 1

1 - 3

3 - 5

Over 5

(dollars in millions)

AAA

$
618

$
1,652

$
1,050

$
8,745

$
(5,854
)

$
6,211

$
5,968

AA

5,791

5,286

4,841

17,979

(24,792
)

9,105

7,152

A

5,113

6,163

5,942

25,338

(31,535
)

11,021

9,561

BBB

3,102

3,340

2,303

6,716

(8,272
)

7,189

5,906

Non-investment grade

2,877

3,050

2,592

5,451

(4,986
)

8,984

6,840

Total

$
17,501

$
19,491

$
16,728

$
64,229

$
(75,439
)

$
42,510

$
35,427

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

Assets at June 30, 2011

Liabilities at June 30,
2011

Fair Value

Notional

Fair Value

Notional

(dollars in millions)

Derivatives designated as accounting hedges:

Interest rate contracts

$
5,428

$
75,854

$
102

$
6,557

Foreign exchange contracts

45

4,384

308

15,380

Total derivatives designated as accounting hedges

5,473

80,238

410

21,937

Derivatives not designated as accounting hedges(1):

Interest rate contracts

579,565

22,275,274

557,291

22,708,028

Credit contracts

112,286

2,978,200

101,738

2,764,644

Foreign exchange contracts

56,428

1,859,885

57,440

1,876,327

Equity contracts

41,979

681,867

48,118

698,855

Commodity contracts

49,869

438,036

51,029

420,623

Other

545

15,609

1,321

29,134

Total derivatives not designated as accounting hedges

840,672

28,248,871

816,937

28,497,611

Total derivatives

$
846,145

$
28,329,109

$
817,347

$
28,519,548

Cash collateral netting

(53,779
)

—

(30,035
)

—

Counterparty netting

(746,199
)

—

(746,199
)

—

Total derivatives

$
46,167

$
28,329,109

$
41,113

$
28,519,548

(1)
Notional amounts include net notionals related to long and short futures contracts of $88 billion and $71 billion, respectively. The variation margin on these futures contracts (excluded from the table above) of $293 million and $23 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets at December 31,
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

6,635

1,568

16,910

Total derivatives not designated as accounting hedges

892,016

21,121,314

868,976

20,938,436

Total derivatives

$
897,330

$
21,194,645

$
869,573

$
20,960,833

Cash collateral netting

(61,856
)

—

(37,589
)

—

Counterparty netting

(784,182
)

—

(784,182
)

—

Total derivatives

$
51,292

$
21,194,645

$
47,802

$
20,960,833

(1)
Notional amounts include net notionals related to long and short futures contracts of $71 billion and $76 billion, respectively. The variation margin on these futures contracts (excluded from the table above) of $387 million and $1 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the condensed consolidated statements of financial condition.

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for the quarters and six months ended June 30, 2011 and 2010, respectively.

Derivatives Designated as Fair Value Hedges.

The following table presents gains (losses) reported on derivative instruments and the related hedge item as well as the hedge ineffectiveness included in Interest expense in the condensed consolidated statements of income from interest rate contracts:

Three Months Ended June 30,

Six Months Ended June 30,

Product Type

2011

2010

2011

2010

(dollars in millions)

Gain recognized on derivatives

$
1,165

$
1,732

$
70

$
2,453

Gain (loss) recognized on borrowings

(1,013
)

(1,579
)

245

(2,145
)

Total

$
152

$
153

$
315

$
308

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives Designated as Net Investment Hedges.

Gains (Losses) Recognized in OCI (effective portion)

Three Months Ended June 30,

Six Months Ended June
30,

Product Type

2011

2010

2011

2010

(dollars in millions)

Foreign exchange contracts(1)

$
(157
)

$
152

$
(283
)

$
372

Total

$
(157
)

$
152

$
(283
)

$
372

(1)
Losses of $62 million and $109 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarter and six months ended
June 30, 2011, respectively. Losses of $33 million and $69 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarter and six months ended June 30, 2010, respectively.

The table below summarizes gains (losses) on derivative instruments not designated as accounting hedges for the quarters and six months ended June 30, 2011 and 2010, respectively:

Gains (Losses) Recognized
in Income(1)(2)

Three Months Ended June 30,

Six Months Ended June 30,

Product Type

2011

2010

2011

2010

(dollars in millions)

Interest rate contracts

$
4,410

$
381

$
5,281

$
997

Credit contracts

1,551

1,240

753

574

Foreign exchange contracts

(3,329
)

283

(3,584
)

193

Equity contracts

38

3,307

(942
)

2,829

Commodity contracts

721

630

449

1,181

Other contracts

(14
)

(466
)

222

(521
)

Total derivative instruments

$
3,377

$
5,375

$
2,179

$
5,253

(1)
Gains (losses) on derivative contracts not designated as hedges are primarily included in Principal transactions—Trading.

(2)
Gains (losses) associated with derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Principal transactions—Trading.

The Company also has certain
embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $98 million and $109 million at June 30, 2011 and December 31, 2010, respectively, and a notional of $4,085 million and $4,256 million at June 30, 2011 and December 31, 2010, respectively. The Company recognized gains of $21 million and $2 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter and six months ended June 30, 2011, respectively. The Company recognized gains of $27 million and $40 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter and six months ended June 30, 2010, respectively.

At June 30, 2011 and December 31, 2010, the amount of payables associated with cash collateral received that was netted against derivative assets was $53.8 billion and $61.9 billion, respectively, and the amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $30.0 billion and $37.6 billion, respectively. Cash collateral receivables and payables of $413 million and $114 million, respectively, at June 30, 2011 and $435 million and $37 million, respectively, at December 31, 2010, were not offset against certain contracts that did not meet the definition of a derivative.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit-Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit ratings downgrade. At June 30, 2011 and December 31, 2010, the aggregate fair value of derivative contracts that contain credit-risk-related contingent features that are in a net liability position totaled $29,003 million and $32,567 million, respectively, for which the Company has posted collateral of $22,813 million and $26,904 million, respectively, in the normal course of business. At June 30, 2011 and
December 31, 2010, the amount of additional collateral or termination payments that could be called by counterparties under the terms of such agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was approximately $600 million and $873 million, respectively. Additional collateral or termination payments of approximately $1,393 million and $1,537 million could be called by counterparties in the event of a two-notch downgrade at June 30,
2011 and December 31, 2010, respectively. Of these amounts, $1,419 million and $1,766 million at June 30, 2011 and December 31, 2010, respectively, related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

Credit Derivatives and Other Credit Contracts.

The Company enters into credit derivatives, principally through credit default swaps, under which it receives or provides protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Company’s counterparties are banks, broker-dealers, insurance and other financial institutions, and monoline insurers.

The tables below summarize the notional and fair value of protection sold and protection purchased through credit default swaps at June 30, 2011 and December 31, 2010:

At June 30, 2011

Maximum Potential Payout/Notional

Protection Sold

Protection Purchased

Notional

Fair Value (Asset)/Liability

Notional

Fair Value (Asset)/Liability

(dollars in millions)

Single name credit default swaps

$
1,436,109

$
9,117

$
1,418,219

$
(13,149
)

Index and basket credit default swaps

1,079,299

9,178

871,907

(6,263
)

Tranched index and basket credit default swaps

345,218

5,071

592,092

(14,502
)

Total

$
2,860,626

$
23,366

$
2,882,218

$
(33,914
)

At December 31, 2010

Maximum Potential Payout/Notional

Protection Sold

Protection Purchased

Notional

Fair Value (Asset)/Liability

Notional

Fair Value (Asset)/Liability

(dollars in millions)

Single name credit default swaps

$
1,329,150

$
10,681

$
1,316,610

$
(18,481
)

Index and basket credit default swaps

683,593

10,380

500,781

(6,764
)

Tranched index and basket credit default swaps

281,508

4,171

526,245

(14,496
)

Total

$
2,294,251

$
25,232

$
2,343,636

$
(39,741
)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the credit ratings and maturities of protection sold through credit default swaps and other credit contracts at June 30, 2011:

	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$1,075	$5,545	$14,478	$14,145	$35,243	$39
AA	11,311	34,590	32,304	33,033	111,238	2,320
A	52,328	146,630	71,601	47,812	318,371	(2,147)
BBB	107,487	257,970	126,778	95,095	587,330	(3,552)
Non-investment grade	85,074	157,045	77,972	63,836	383,927	12,457

Total	257,275	601,780	323,133	253,921	1,436,109	9,117

Index and basket credit default swaps(3):
AAA	14,551	75,588	31,969	26,337	148,445	(1,331)
AA	1,376	16,966	13,369	14,794	46,505	54
A	2,716	19,436	55,561	16,670	94,383	241
BBB	10,028	164,816	295,689	49,603	520,136	(2,329)
Non-investment grade	132,446	202,300	120,248	160,054	615,048	17,614

Total	161,117	479,106	516,836	267,458	1,424,517	14,249

Total credit default swaps sold	$418,392	$1,080,886	$839,969	$521,379	$2,860,626	$23,366

Other credit contracts(4)(5)	$808	$1,534	$684	$3,157	$6,183	$(136)

Total credit derivatives and other credit contracts	$419,200	$1,082,420	$840,653	$524,536	$2,866,809	$23,230

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the terms of the contracts.
(3)	Credit ratings are calculated internally.
(4)	Other credit contracts include CLNs, CDOs and credit default swaps that are considered hybrid instruments.
(5)	Fair value amount shown represents the fair value of the hybrid instruments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the credit ratings and maturities of protection sold through credit default swaps and other credit contracts at December 31, 2010:

	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$2,747	$7,232	$13,927	$22,648	$46,554	$3,193
AA	13,364	44,700	35,030	33,538	126,632	4,260
A	47,756	131,464	79,900	50,227	309,347	(940)
BBB	74,961	191,046	115,460	76,544	458,011	(2,816)
Non-investment grade	70,691	173,778	84,605	59,532	388,606	6,984

Total	209,519	548,220	328,922	242,489	1,329,150	10,681

Index and basket credit default swaps(3):
AAA	17,437	67,165	26,172	26,966	137,740	(1,569)
AA	974	3,012	695	18,236	22,917	305
A	447	9,432	44,104	4,902	58,885	2,291
BBB	24,311	80,314	176,252	69,218	350,095	(278)
Non-investment grade	53,771	139,875	95,796	106,022	395,464	13,802

Total	96,940	299,798	343,019	225,344	965,101	14,551

Total credit default swaps sold	$306,459	$848,018	$671,941	$467,833	$2,294,251	$25,232

Other credit contracts(4)(5)	$61	$1,416	$822	$3,856	$6,155	$(1,198)

Total credit derivatives and other credit contracts	$306,520	$849,434	$672,763	$471,689	$2,300,406	$24,034

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the terms of the contracts.
(3)	Credit ratings are calculated internally.
(4)	Other credit contracts include CLNs, CDOs and credit default swaps that are considered hybrid instruments.
(5)	Fair value amount shown represents the fair value of the hybrid instruments.

Single Name Credit Default Swaps.    A credit default swap protects the buyer against the loss of principal on a bond or loan in case of a default by the issuer. The protection buyer pays a periodic premium (generally quarterly) over the life of the contract and is protected for the period. The Company in turn will have to perform under a credit default swap if a credit event as defined under the contract occurs. Typical credit events include bankruptcy, dissolution or insolvency of the referenced entity, failure to pay and restructuring of the obligations of the referenced entity. In order to provide an indication of the current payment status or performance risk of the credit default swaps, the external credit ratings of the underlying reference entity of the credit default swaps are disclosed.

Index and Basket Credit Default Swaps.    Index and basket credit default swaps are credit default swaps that reference multiple names through underlying baskets or portfolios of single name credit default swaps. Generally, in the event of a default on one of the underlying names, the Company will have to pay a pro rata portion of the total notional amount of the credit default index or basket contract. In order to provide an indication of the current payment status or performance risk of these credit default swaps, the weighted average external credit ratings of the underlying reference entities comprising the basket or index were calculated and disclosed.

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

When external credit ratings are not available, credit ratings were determined based upon an internal methodology.

Credit Protection Sold through CLNs and CDOs.    The Company has invested in CLNs and CDOs, which are hybrid instruments containing embedded derivatives, in which credit protection has been sold to the issuer of the note. If there is a credit event of a reference entity underlying the instrument, the principal balance of the note may not be repaid in full to the Company.

Purchased Credit Protection with Identical Underlying Reference Obligations.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $2.3 trillion and $1.8 trillion at June 30, 2011 and December 31, 2010, compared with a notional amount of approximately $2.5 trillion and $2.0 trillion, at June 30, 2011 and December 31, 2010, respectively, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations.

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

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at June 30, 2011 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at June 30, 2011
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$1,220	$2	$11	$—	$1,233
Investment activities	1,255	359	87	262	1,963
Primary lending commitments—investment grade(1)	14,074	20,494	18,138	508	53,214
Primary lending commitments—non-investment grade	3,023	4,545	7,824	3,121	18,513
Secondary lending commitments(2)	53	250	56	130	489
Commitments for secured lending transactions	278	322	231	—	831
Forward starting reverse repurchase agreements(3)	69,474	—	—	—	69,474
Commercial and residential mortgage-related commitments	583	14	103	588	1,288
Underwriting commitments	76	—	—	—	76
Other commitments	235	212	2	—	449

Total	$90,271	$26,198	$26,452	$4,609	$147,530

(1)	This amount includes commitments to asset-backed commercial paper conduits of $275 million at June 30, 2011, of which $138 million have maturities of less than one year and $137 million of which have maturities of one to three years.
(2)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 3).
(3)	The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date at or prior to June 30, 2011 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and at June 30, 2011, $67.5 billion settled within three business days.

For further description of these commitments, refer to Note 13 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K.

The Company sponsors several non-consolidated investment funds for third-party investors where the Company typically acts as general partner of, and investment advisor to, these funds and typically commits to invest a minority of the capital of such funds, with subscribing third-party investors contributing the majority. The Company’s employees, including its senior officers, as well as the Company’s directors, may participate on the same terms and conditions as other investors in certain of these funds that the Company forms primarily for client investment, except that the Company may waive or lower applicable fees and charges for its employees. The Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to these investment funds.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at June 30, 2011:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity				Total
Type of Guarantee	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Credit derivative contracts(1)	$418,392	$1,080,886	$839,969	$521,379	$2,860,626	$23,366	$—
Other credit contracts	808	1,534	684	3,157	6,183	(136)	—
Non-credit derivative contracts(1)	1,286,082	941,485	371,512	330,187	2,929,266	76,136	—
Standby letters of credit and other financial guarantees issued(2)(3)	7,247	1,588	567	5,648	15,050	(58)	12,081
Market value guarantees	—	—	159	669	828	16	91
Liquidity facilities	4,570	504	758	71	5,903	—	6,806
Whole loan sales representations and warranties	—	—	—	24,674	24,674	49	—
Securitization representations and warranties	—	—	—	87,948	87,948	25	—
General partner guarantees	208	1	56	283	548	72	—

(1)	Carrying amount of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 10.
(2)	Approximately $2.3 billion of standby letters of credit are also reflected in the “Commitments” table in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Financial instruments owned or Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition.
(3)	Amounts include guarantees issued by consolidated real estate funds sponsored by the Company of approximately $362 million. These guarantees relate to obligations of the fund’s investee entities, including guarantees related to capital expenditures and principal and interest debt payments. Accrued losses under these guarantees of approximately $82 million are reflected as a reduction of the carrying value of the related fund investments, which are reflected in Financial instruments owned—Investments on the condensed consolidated statement of financial condition.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For certain legal proceedings, the Company cannot reasonably estimate such losses, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, determination of issues related to class certification and the calculation of damages, and by addressing novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding.

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

On September 25, 2009, the Company was named as a defendant in a lawsuit styled Citibank, N.A. v. Morgan Stanley & Co. International, PLC, which is pending in the United States District Court for the Southern District of New York (“SDNY”). The lawsuit relates to a credit default swap referencing the Capmark VI CDO (“Capmark”), which was structured by Citibank, N.A. (“Citi N.A.”). At issue is whether, as part of the swap agreement, Citi N.A. was obligated to obtain the Company’s prior written consent before it exercised a right to liquidate Capmark upon the occurrence of certain contractually-defined credit events. Citi N.A. is seeking approximately $245 million in compensatory damages plus interest and costs. On May 12, 2010, the court granted Citi N.A.’s motion for judgment on the pleadings on its claim for breach of contract. On October 8, 2010, the court issued an order denying Citi N.A.’s motion for judgment on the pleadings as to the Company’s counterclaim for reformation and granting Citi N.A.’s motion for judgment on the pleadings as to the Company’s counterclaim for estoppel. On May 25, 2011, the court denied the Company’s motion for summary judgment and granted Citi N.A.’s cross motion for summary judgment. On June 27, 2011, the court entered a judgment in favor of Citi N.A. for $269 million plus post-judgment interest and the Company filed a notice of appeal to the United States Court of Appeals for the Second Circuit. Based on currently available information, the Company believes it could incur a loss of up to approximately $269 million plus post-judgment interest.

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance (the “Cheyne SIV”). The case is styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. and is pending in the SDNY. The complaint alleges, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. On September 2, 2009, the court dismissed all of the claims against the Company except for plaintiffs’ claims for common law fraud. On June 15, 2010, the court denied plaintiffs’ motion for class certification. On July 20, 2010, the court granted plaintiffs leave to replead their aiding and abetting common law fraud claims against the Company, and those claims were added in an amended complaint filed on August 5, 2010. Since the filing of the initial complaint, various additional plaintiffs have been added to the case. The deadline for new plaintiffs to join the case expired on March 11, 2011. There are currently 15 plaintiffs asserting individual claims related to approximately $983 million of securities issued by the Cheyne SIV. Plaintiffs have not provided information quantifying the amount of compensatory damages they are seeking and are also seeking unspecified punitive damages. Based on currently available information, the Company believes that the defendants could incur a loss up to the amount of plaintiffs’ claimed compensatory damages, once specified, related to their alleged purchase of approximately $983 million of securities issued by the Cheyne SIV plus pre- and post-judgment interest, fees and costs.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supreme Court of the State of New York, New York County. The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint. On March 21, 2011, the Company appealed the order denying its motion to dismiss the complaint. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On December 6, 2010, MBIA Insurance Corporation (“MBIA”) filed a complaint against the Company related to MBIA’s contract to insure approximately $223 million of residential mortgage backed securities related to a second lien residential mortgage backed securitization sponsored by the Company in June 2007. The complaint is styled MBIA Insurance Corporation v. Morgan Stanley, et al. and is pending in New York Supreme Court, Westchester County. The complaint asserts claims for fraud, breach of contract and unjust enrichment and alleges, among other things, that the Company misled MBIA regarding the quality of the loans contained in the securitization, that loans contained in the securitization breached various representations and warranties and that the loans have been serviced inadequately. The complaint seeks, among other relief, compensatory and punitive damages, an order requiring the Company to comply with the loan breach remedy procedures in the transaction documents and/or to indemnify MBIA for losses resulting from the Company’s alleged breach of the transaction documents, as well as costs, interests and fees. On May 26, 2011, the court presiding over this case partially denied the Company’s motion to dismiss the complaint. On June 28, 2011, the Company filed a notice appealing that decision to the Appellate Division of the New York Supreme Court, First Department. Based on currently available information, the Company believes it could incur a loss of up to approximately $223 million plus pre- and post-judgment interest, fees and costs.

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

The Company calculates its capital ratios and Risk Weighted Assets (“RWA”) in accordance with the capital adequacy standards for financial holding companies adopted by the Federal Reserve. These standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. In December 2007, the U.S. banking regulators published final regulation incorporating the Basel II Accord, which requires internationally active banking organizations, as well as certain of their U.S. bank subsidiaries, to implement Basel II standards over the next several years. The timeline set out in December 2007 for the implementation of Basel II in the U.S. may be impacted by the developments concerning Basel III described below. Starting July 2010, the Company has been reporting on a parallel basis under the current regulatory capital regime (Basel I) and Basel II. During the parallel run period, the Company continues to be subject to Basel I but simultaneously calculates its risks under Basel II. The Company reports the capital ratios under both of these standards to the regulators. There will be at least four

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarters of parallel reporting before the Company enters the three-year transitional period to implement Basel II standards. In addition, under provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the generally applicable capital standards, which are currently based on Basel I standards, but may themselves change over time, will serve as a permanent floor to minimum capital requirements calculated under the Basel II standard the Company is currently required to implement, as well as future capital standards.

In December 2009, the Basel Committee of Banking Supervision (the “Basel Committee”) released proposals on risk-based capital, leverage and liquidity standards, known as Basel III. The proposal described new standards to raise the quality of capital and strengthen counterparty credit risk capital requirements; introduced a leverage ratio as a supplemental measure to the risk-based ratio and introduced a countercyclical buffer. The Basel III proposals complement an earlier proposal for revisions to the Market Risk Framework that increases capital requirements for securitizations within the Company’s trading book. The Basel Committee published final rules in December 2010, which were ratified at the G-20 Leaders Summit in November 2010. The U.S. regulators will require implementation of Basel III subject to an extended phase-in period. The Basel Committee is also working with the Financial Stability Board to develop additional requirements for systemically important financial institutions, which could include capital surcharges.

At June 30, 2011, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 16.7% and total capital to RWAs of 18.3% (6% and 10% being well-capitalized for regulatory purposes, respectively). In addition, financial holding companies are subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the calendar quarter.

The following table summarizes the capital measures for the Company:

	June 30, 2011		December 31, 2010
	Balance	Ratio	Balance	Ratio
	(dollars in millions)
Tier 1 capital	$51,007	16.7%	$52,880	16.1%
Total capital	55,758	18.3%	54,477	16.5%
RWAs	304,759	—	329,560	—
Adjusted average assets	848,329	—	802,283	—
Tier 1 leverage	—	6.0%	—	6.6%

Tier 1 capital ratio increased in the six month period due to a decrease of RWAs. Tier 1 leverage decreased in the six month period due to an increase of adjusted average assets and a decrease in Tier 1 capital.

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

At June 30, 2011, the Company’s U.S. bank operating subsidiaries met all capital adequacy requirements to which they are subject and exceeded all regulatory mandated and targeted minimum regulatory capital requirements to be well-capitalized. There are no conditions or events that management believes have changed the Company’s U.S. bank operating subsidiaries’ category.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below sets forth the Company’s significant U.S. bank operating subsidiaries’ capital.

	June 30, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
	(dollars in millions)
Total capital (to RWAs):
Morgan Stanley Bank, N.A.	$9,968	17.7%	$9,568	18.6%
Morgan Stanley Private Bank, National Association	$1,069	40.8%	$909	37.4%
Tier I capital (to RWAs):
Morgan Stanley Bank, N.A.	$8,462	15.1%	$8,065	15.7%
Morgan Stanley Private Bank, National Association	$1,067	40.8%	$909	37.4%
Leverage ratio:
Morgan Stanley Bank, N.A.	$8,462	12.3%	$8,069	12.1%
Morgan Stanley Private Bank, National Association	$1,067	14.2%	$909	12.4%

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain a ratio of total capital to RWAs of 10%, a capital ratio of Tier 1 capital to RWAs of 6%, and a ratio of Tier 1 capital to average book assets (leverage ratio) of 5%. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted to financial holding companies. At June 30, 2011 and December 31, 2010, the Company’s three U.S. depository institutions maintained capital at levels in excess of the universally mandated well-capitalized levels. These subsidiary depository institutions maintain capital at levels sufficiently in excess of the “well-capitalized” requirements to address any additional capital needs and requirements identified by the federal banking regulators.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority, Inc. and the U.S. Commodity Futures Trading Commission. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $6,474 million and $7,463 million at June 30, 2011 and December 31, 2010, respectively, which exceeded the amount required by $5,309 million and $6,355 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At June 30, 2011, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

Morgan Stanley Smith Barney LLC is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC, the Financial Industry Regulatory Authority, Inc. and the U.S. Commodity Futures Trading Commission. Morgan Stanley Smith Barney LLC has consistently operated with capital in excess of its regulatory capital requirements. Morgan Stanley Smith Barney LLC clears certain customer activity directly and introduces other business to MS&Co. and Citigroup, Inc. MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSMS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIP and MSMS have consistently operated in excess of their respective regulatory capital requirements.

Other Regulated Subsidiaries.    Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Common Equity Offerings.    During the quarters and six months ended June 30, 2011 and 2010, the Company did not purchase any of its common stock as part of its share repurchase program. At June 30, 2011, the Company had approximately $1.6 billion remaining under its current share repurchase authorization. Share repurchases by the Company are subject to regulatory approval.

MUFG Stock Conversion.

As previously disclosed, on April 21, 2011, MUFG and the Company announced that they had entered into an agreement to convert MUFG’s outstanding Series B Preferred Stock in the Company into the Company’s common stock. On June 30, 2011 the Company and MUFG completed the conversion, whereby MUFG exchanged the Series B Preferred Stock with a face value of $7.8 billion (carrying value $8.1 billion) and a 10% dividend for 385,464,097 shares of the Company’s common stock, including approximately 75 million shares resulting from the adjustment to the conversion ratio pursuant to the transaction agreement. As a result of the adjustment to the conversion ratio, the Company incurred a one-time, non-cash negative adjustment of approximately $1.7 billion in its calculation of basic and diluted earnings per share during the quarter and six months ended June 30, 2011. As a result of the conversion, MUFG did not receive the previously declared dividend that would otherwise have been payable on July 15, 2011 in respect of the Series B Preferred Stock.

Noncontrolling Interest.

Changes in the Company’s Ownership Interest in Subsidiaries.

The following table presents the effect on the Company’s shareholders’ equity from changes in ownership of subsidiaries resulting from transactions with noncontrolling interests.

	Six Months Ended June 30,
	2011	2010
	(dollars in millions)
Net income applicable to Morgan Stanley	$2,161	$3,736
Transfers from the noncontrolling interests:
Increase in paid-in capital in connection with the MUFG transaction	—	717

Net transfers from noncontrolling interests	—	717

Change from net income applicable to Morgan Stanley and transfers from noncontrolling interests	$2,161	$4,453

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the transaction between the Company and MUFG to form a joint venture in Japan, the Company recorded an after-tax gain of $717 million from the sale of a noncontrolling interest in its Japanese institutional securities business. This gain was recorded in Paid-in capital in the Company’s condensed consolidated statements of financial condition at June 30, 2010 and changes in total equity for the six months ended June 30, 2010. See “Other Matters—Japanese Securities Joint Venture” in Part I, Item 2 herein for further information.

14.	Earnings per Common Share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic EPS:
Income from continuing operations	$1,402	$1,463	$2,530	$3,542
Net gain from discontinued operations	4	521	6	453

Net income	1,406	1,984	2,536	3,995
Net income applicable to noncontrolling interests	213	24	375	259

Net income applicable to Morgan Stanley	1,193	1,960	2,161	3,736
Less: Preferred dividends (Series A Preferred Stock)	(11)	(11)	(22)	(22)
Less: Preferred dividends (Series B Preferred Stock)	—	(196)	(196)	(392)
Less: MUFG stock conversion	(1,726)		(1,726)
Less: Preferred dividends (Series C Preferred Stock)	(13)	(13)	(26)	(26)
Less: Allocation of earnings to participating RSUs(1):
From continuing operations	(1)	(38)	(3)	(91)
From discontinued operations	—	(16)	—	(14)
Less: Allocation of undistributed earnings to Equity Units(2):
From continuing operations	—	(67)	—	(165)
From discontinued operations	—	(41)	—	(36)

Earnings (loss) applicable to Morgan Stanley common shareholders	$(558)	$1,578	$188	$2,990

Weighted average common shares outstanding	1,464	1,318	1,460	1,316

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$(0.38)	$0.84	$0.12	$1.96
Net gain from discontinued operations	—	0.36	0.01	0.31

Earnings (loss) per basic common share	$(0.38)	$1.20	$0.13	$2.27

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Diluted EPS:
Earnings (loss) applicable to Morgan Stanley common shareholders	$(558)	$1,578	$188	$2,990
Impact on income of assumed conversions:
Assumed conversion of Equity Units(2)
From continuing operations	—	91	—	91
From discontinued operations	—	41	—	41
Preferred stock dividends (Series B Preferred Stock)	—	196	—	392

Earnings (loss) applicable to common shareholders plus assumed conversions	$(558)	$1,906	$188	$3,514

Weighted average common shares outstanding	1,464	1,318	1,460	1,316
Effect of dilutive securities:
Stock options and RSUs(1)	—	4	17	4
Series B Preferred Stock	—	310	—	310
Equity Units(2)	—	116	—	58

Weighted average common shares outstanding and common stock equivalents	1,464	1,748	1,477	1,688

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$(0.38)	$0.80	$0.12	$1.82
Net income from discontinued operations	—	0.29	0.01	0.26

Earnings (loss) per diluted common share	$(0.38)	$1.09	$0.13	$2.08

(1)	RSUs that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and therefore, such RSUs are not included as incremental shares in the diluted calculation.
(2)	See Note 15 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K for further information on Equity Units.

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
Number of Antidilutive Securities Outstanding at End of Period:	2011	2010	2011	2010
	(shares in millions)
RSUs and Performance-based stock units	36	45	25	45
Stock options	59	70	59	70

Total	95	115	84	115

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.
Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

Three Months Ended June 30,

Six Months Ended June 30,

2011

2010

2011

2010

(dollars in millions)

Interest income(1):

Financial instruments owned(2)

$
926

$
1,059

$
1,845

$
2,190

Securities available for sale

96

55

191

65

Loans

83

70

159

140

Interest bearing deposits with banks

43

42

77

83

Federal funds sold and securities purchased under agreements to resell and Securities borrowed

330

175

605

325

Other

479

346

934

680

Total Interest income

$
1,957

$
1,747

$
3,811

$
3,483

Interest expense(1):

Deposits

$
60

$
78

$
126

$
160

Commercial paper and other short-term borrowings

11

3

18

6

Long-term debt

1,292

1,154

2,604

2,233

Securities sold under agreements to repurchase and Securities loaned

682

423

1,155

708

Other

(16
)

(52
)

(21
)

(133
)

Total Interest expense

$
2,029

$
1,606

$
3,882

$
2,974

Net interest

$
(72
)

$
141

$
(71
)

$
509

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

2011

2010

2011

2010

(dollars in millions)

Service cost, benefits earned during the period

$
8

$
26

$
16

$
52

Interest cost on projected benefit obligation

41

41

83

82

Expected return on plan assets

(33
)

(32
)

(66
)

(64
)

Net amortization of prior service costs

(4
)

(2
)

(8
)

(4
)

Net amortization of actuarial loss

5

7

10

14

Curtailment gain

—

(51
)

—

(51
)

Net periodic benefit expense

$
17

$
(11
)

$
35

$
29

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

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2011 included a $447 million net tax benefit from the remeasurement of a deferred tax asset and the reversal of a related valuation allowance. The deferred tax asset and valuation allowance were recognized in income from discontinued operations during 2010 in connection with the recognition of a $1.2 billion loss due to writedowns and related costs following the Company’s commitment to a plan to dispose of Revel. The Company recorded the valuation allowance because the Company did not believe it was more likely than not that it would have sufficient future net capital gain to realize the benefit of the expected capital loss to be recognized upon the disposal of Revel. During the quarter ended March 31, 2011, the disposal of Revel was restructured as a tax-free like kind exchange and the disposal was completed. The restructured transaction changed the character of the future taxable loss to

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ordinary. The Company reversed the valuation allowance because the Company believes it is more likely than not that it will have sufficient future ordinary taxable income to recognize the recorded deferred tax asset. In accordance with the applicable accounting literature, this reversal of a previously established valuation allowance due to a change in circumstances was recognized in income from continuing operations during the quarter ended March 31, 2011.

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

Three Months Ended June 30, 2011

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations

Total

(dollars in millions)

Total non-interest revenues

$
5,599

$
3,128

$
655

$
(28
)

$
9,354

Net interest

(410
)

348

(10
)

—

(72
)

Net revenues(1)

$
5,189

$
3,476

$
645

$
(28
)

$
9,282

Income from continuing operations before income taxes

$
1,457

$
322

$
165

$
—

$
1,944

Provision for income taxes

350

138

54

—

542

Income from continuing operations

1,107

184

111

—

1,402

Discontinued operations(2):

Gain from discontinued operations

1

—

4

—

5

Provision from income taxes

—

—

1

—

1

Net gain on discontinued operations

1

—

3

—

4

Net income

1,108

184

114

—

1,406

Net income applicable to noncontrolling interests

117

4

92

—

213

Net income applicable to Morgan Stanley

$
991

$
180

$
22

$
—

$
1,193

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended June 30, 2010

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations

Total

(dollars in millions)

Total non-interest revenues

$
4,640

$
2,786

$
432

$
(36
)

$
7,822

Net interest

(125
)

288

(22
)

—

141

Net revenues(1)

$
4,515

$
3,074

$
410

$
(36
)

$
7,963

Income (loss) from continuing operations before income taxes

$
1,595

$
207

$
(86
)

$
(13
)

$
1,703

Provision for (benefit from) income taxes

220

61

(39
)

(2
)

240

Income (loss) from continuing operations

1,375

146

(47
)

(11
)

1,463

Discontinued operations(2):

Gain (loss) from discontinued operations

(50
)

—

901

15

866

Provision for (benefit from) income taxes

(23
)

—

360

8

345

Net gain (loss) on discontinued operations

(27
)

—

541

7

521

Net income (loss)

1,348

146

494

(4
)

1,984

Net income (loss) applicable to noncontrolling interests

(9
)

36

(3
)

—

24

Net income (loss) applicable to Morgan Stanley

$
1,357

$
110

$
497

$
(4
)

$
1,960

Six Months Ended June 30, 2011

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations

Total

(dollars in millions)

Total non-interest revenues

$
9,524

$
6,223

$
1,289

$
(48
)

$
16,988

Net interest

(743
)

690

(18
)

—

(71
)

Net revenues(1)

$
8,781

$
6,913

$
1,271

$
(48
)

$
16,917

Income from continuing operations before income taxes

$
1,854

$
670

$
292

$
—

$
2,816

Provision for (benefit from) income taxes

(28
)

229

85

—

286

Income from continuing operations

1,882

441

207

—

2,530

Discontinued operations(2):

Gain (loss) from discontinued operations

(4
)

—

9

1

6

Provision for (benefit from) income taxes

(2
)

—

1

1

—

Net gain (loss) on discontinued operations

(2
)

—

8

—

6

Net income

1,880

441

215

—

2,536

Net income applicable to noncontrolling interests

178

78

119

—

375

Net income applicable to Morgan Stanley

$
1,702

$
363

$
96

$
—

$
2,161

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2010

Institutional Securities

Global Wealth Management Group

Asset Management

Discover

Intersegment Eliminations

Total

(dollars in millions)

Total non-interest revenues

$
9,867

$
5,700

$
1,104

$
—

$
(145
)

$
16,526

Net interest

(14
)

479

(41
)

—

85

509

Net revenues(1)

$
9,853

$
6,179

$
1,063

$
—

$
(60
)

$
17,035

Income (loss) from continuing operations before income taxes

$
3,660

$
485

$
88

$
—

$
(15
)

$
4,218

Provision for (benefit from) income taxes

550

125

4

—

(3
)

676

Income (loss) from continuing operations

3,110

360

84

—

(12
)

3,542

Discontinued operations(2):

Gain (loss) from discontinued operations

(985
)

—

965

775

12

767

Provision for (benefit from) income taxes

(22
)

—

330

—

6

314

Net gain (loss) from discontinued operations(3)

(963
)

—

635

775

6

453

Net income (loss)

2,147

360

719

775

(6
)

3,995

Net income (loss) applicable to noncontrolling interests

(5
)

151

113

—

—

259

Net income (loss) applicable to Morgan Stanley

$
2,152

$
209

$
606

$
775

$
(6
)

$
3,736

(1)
In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account fund performance to date versus the performance benchmark stated
in the investment management agreement. The amount of performance-based fee revenue at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $262 million at June 30, 2011 and approximately $208 million at December 31, 2010 (see Note 2 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K).

(2)
See Note 1 for discussion of discontinued operations.

(3)
Amounts for the three months ended June 30, 2010 included a gain of $514 million related to the Company’s sale of Retail Asset Management within the Asset
Management business segment. Amounts for the six months ended June 30, 2010 included a loss of $951 million related to the planned disposition of Revel included within the Institutional Securities business segment and a gain of $775 million related to the legal settlement with DFS.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Interest

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations

Total

(dollars in millions)

Three Months Ended June 30, 2011

Interest income

$
1,573

$
466

$
3

$
(85
)

$
1,957

Interest expense

1,983

118

13

(85
)

2,029

Net interest

$
(410
)

348

(10
)

—

(72
)

Three Months Ended June 30, 2010

Interest income

$
1,359

$
387

$
3

$
(2
)

$
1,747

Interest expense

1,484

99

25

(2
)

1,606

Net interest

$
(125
)

$
288

$
(22
)

$
—

$141

Six Months Ended June 30, 2011

Interest income

$
3,053

$
920

$7

$
(169
)

$
3,811

Interest expense

3,796

230

25

(169
)

3,882

Net interest

$
(743
)

$
690

$
(18
)

$
—

$
(71
)

Six Months Ended June 30, 2010

Interest income

$
2,755

$
726

$
9

$
(7
)

$
3,483

Interest expense

2,769

247

50

(92
)

2,974

Net interest

$
(14
)

$
479

$
(41
)

$
85

$
509

Total Assets(1)

Institutional Securities

Global Wealth Management Group

Asset Management

Total

(dollars in millions)

At June 30, 2011

$
719,637

$
103,665

$
7,445

$
830,747

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended June 30,

Six Months Ended June 30,

Net revenues

2011

2010

2011

2010

(dollars in millions)

Americas

$
6,629

$
5,673

$
12,119

$
11,873

Europe, Middle East, and Africa

1,572

1,720

3,276

3,726

Asia

1,081

570

1,522

1,436

Net revenues

$
9,282

$
7,963

$
16,917

$
17,035

19.
Equity Method Investments.

The Company
records investments accounted for under the equity method of accounting (see Note 1) in Other investments in the condensed consolidated statements of financial condition. See Note 24 to the consolidated financial statements for the year ended
December 31, 2010 included in the Form 10-K for further information.

Huaxin Securities Joint Venture.

In June 2011, the Company and Huaxin Securities Co., Ltd. (“Huaxin Securities”) (also known as China Fortune Securities
Co., Ltd.) jointly announced the operational commencement of their securities joint venture in China. The establishment of the joint venture was approved by China Securities Regulatory Commission (“CSRC”) on December 31, 2010 and
was subject to receipt of a business license from the State Administration for Industry & Commerce of the People’s Republic of China, which was obtained in May 2011. Final CSRC approval for the commencement of business operations was obtained in June 2011. In the quarter ended June 30, 2011, the Company recorded initial costs of $130 million related to the formation of this new Chinese securities joint venture in Other expenses in the condensed consolidated statement of income.

The joint venture, Morgan Stanley Huaxin Securities Company Limited, is registered and principally located in Shanghai. Huaxin
Securities holds a two-thirds interest in the joint venture while the Company owns a one-third interest. The establishment of the joint venture allows the Company to further build on its established onshore businesses in China. The joint venture’s business includes underwriting and sponsorship of shares in the domestic China market (including A shares and foreign investment shares), as well as underwriting, sponsorship and principal trading of bonds (including government and corporate bonds).

Japanese Securities Joint Venture.

On May 1, 2010, the Company and MUFG formed a joint venture in Japan of their respective investment banking and securities businesses. MUFG and the Company have integrated their respective Japanese securities companies by forming two joint venture companies. MUFG contributed the investment banking, wholesale and retail securities businesses conducted in Japan by Mitsubishi UFJ Securities Co., Ltd. into MUMSS. The Company contributed the investment banking operations conducted in Japan by its subsidiary, Morgan Stanley MUFG Securities, Co., Ltd. (“MSMS”), formerly known as Morgan Stanley Japan Securities Co., Ltd., into MUMSS (MSMS, together with MUMSS, the “Joint
Venture”). The Company owns a 40% economic interest in the Joint Venture and MUFG owns a 60% economic interest in the Joint Venture. The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS, while the Company holds a 51% voting interest and MUFG holds a 49% voting interest in MSMS. The Company continues to consolidate MSMS in its condensed consolidated financial statements and, commencing on May 1, 2010, accounted for its interest in MUMSS as an equity method investment within the Institutional Securities business segment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three and six months ended June 30, 2011, the Company recorded losses of $17 million and
$672 million, respectively, arising from the Company’s 40% stake in MUMSS, recorded within Other revenues in the condensed consolidated statements of income. In order to enhance the risk management at MUMSS, during the six months ended
June 30, 2011, the Company entered into a transaction with MUMSS whereby the risk associated with the fixed income trading positions that previously caused the majority of the aforementioned MUMSS losses were transferred to MSMS. In return for entering into the transaction, the Company received total consideration of $659 million, which represented the estimated fair value of the transaction.

MUFG is responsible for ensuring that MUMSS remains adequately capitalized, and the Company is not obligated to contribute additional capital to MUMSS. Because of the losses incurred by MUMSS, MUFG contributed approximately $370 million of capital to MUMSS on April 22, 2011. The MUFG capital injection improved the capital base and restored the capital adequacy ratio of MUMSS. As a result of the capital injection, during the quarter ended June 30, 2011, the Company recorded an increase of approximately $148 million in the carrying amount of the equity method investment in MUMSS, reflecting the Company’s 40% share of the increase in the net asset value of MUMSS, and an increase in the Company’s Paid-in capital of approximately $86 million (after-tax).

During the quarter ended June 30, 2011, the
Company performed an impairment review of its equity method investment in MUMSS in view of the deterioration in the financial performance of MUMSS and the earthquake in Japan on March 11, 2011. The Company recorded no other-than-temporary impairment loss at June 30, 2011. Adverse market or economic events, as well as further deterioration of post-earthquake economic performance could result in impairment charges of this investment in future periods.

FrontPoint.

On March 1,
2011, the Company and the principals of FrontPoint Partners LLC (“FrontPoint”) completed a transaction, whereby FrontPoint senior management and portfolio managers own a majority equity stake in FrontPoint, and the Company retains a minority stake. FrontPoint has replaced the Company’s affiliates as the investment advisor and general partner of the FrontPoint funds. Beginning March 1, 2011, the Company accounts for its interest in FrontPoint as an equity method investment within the Asset Management business segment. The Company recorded a loss of approximately $20 million related to the writedown of the minority stake investment in FrontPoint for the quarter ended June 30, 2011. The loss was included in Other revenues in the condensed consolidated statement of income.

20.
Discontinued Operations.

See Note 1 for
a discussion of the Company’s discontinued operations.

The table below provides information regarding amounts included in discontinued
operations:

Three Months Ended June 30,

Six Months Ended June 30,

2011

2010

2011

2010

(dollars in millions)

Pre-tax gain (loss) on discontinued operations(1):

Revel(2)

$
—

$
(25
)

$
(10
)

$
(963
)

Retail Asset Management

4

916

9

982

DFS(3)

—

—

—

775

CMB

—

(18
)

6

(16
)

Other

1

(7
)

1

(11
)

$
5

$
866

$
6

$
767

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
Amounts included eliminations of intersegment activity.

(2)
Amount included a loss of approximately $951 million in the six months ended June 30, 2010 in connection with the planned disposition of Revel.

(3)
Amount relates to the legal settlement with DFS.

Net revenues included in discontinued operations for the quarter ended June 30, 2011 was $5 million related to Retail Asset Management. Net revenues included in discontinued operations for the six months ended June 30, 2011 included $6 million related to CMB and $5 million related to Retail Asset Management. Net revenues included in discontinued operations for the quarter ended
June 30, 2010 included $1,019 million related to Retail Asset Management and a net loss of $2 million related to CMB. Net revenues included in discontinued operations for the six months ended June 30, 2010 included $1,204 million related to Retail Asset Management and $4 million related to CMB.

21.
Subsequent Events.

Common
Dividend.

On July 19, 2011, the Company announced that its Board of Directors declared a quarterly dividend per common share of
$0.05. The dividend is payable on August 15, 2011 to common shareholders of record on July 29, 2011.

Long-Term Borrowings.

Subsequent to June 30, 2011 and through July 31, 2011, the Company’s long-term borrowings (net of repayments) increased by approximately $1.5 billion.

U.K. Bank Levy.

In July 2011, the U.K. Government enacted legislation imposing a bank levy on relevant liabilities and equities on the consolidated balance sheets of “U.K. Banking Groups,” as defined under the bank levy legislations at December 31, 2011. The Company continues to evaluate the impact of this legislation and expects to incur a charge of approximately $125 million for the full year. Due to the charge being determined on relevant liabilities and equities at December 31, 2011, the final charge may differ from this estimate. The levy is not deductible for U.K. Corporation Tax purposes. The Company will start to accrue this charge in the third quarter of 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of June 30, 2011, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows and changes in total equity for the six-month periods ended June 30, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the management of the Company.

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

August 8, 2011

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

The results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including the effect of political and economic conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income and credit markets, including corporate and mortgage (commercial and residential) lending and commercial real estate investments; the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital requirements), and legal actions in the United States of America (“U.S.”) and worldwide; the level and volatility of equity, fixed income, and commodity prices and interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor sentiment and confidence in the financial markets; the performance of the Company’s acquisitions, joint ventures, strategic alliances or other strategic arrangements (including MSSB and with Mitsubishi UFJ Financial Group, Inc. (“MUFG”)); the Company’s reputation; inflation, natural disasters, and acts of war or terrorism; the actions and initiatives of current and potential competitors and technological changes; or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to the Company’s businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an impact on the Company’s ability to achieve its strategic objectives. For a further discussion of these and other important factors that could affect the Company’s business, see
“Competition” and “Supervision and Regulation” in Part I, Item 1, and “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the
“Form 10-K”) and “Other Matters” in Part I, Item 2 and “Risk Factors” in Part II, Item 1A herein.

The
discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements”
immediately preceding Part I, Item 1, “Competition” and “Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and “Executive Summary—Significant Items” in Part
II, Item 7 of the Form 10-K and “Other Matters” herein.

Executive Summary.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts).

Three Months Ended June 30,

Six Months Ended June 30,

2011

2010

2011

2010

Net revenues:

Institutional Securities

$
5,189

$
4,515

$
8,781

$
9,853

Global Wealth Management Group

3,476

3,074

6,913

6,179

Asset Management

645

410

1,271

1,063

Intersegment Eliminations

(28
)

(36
)

(48
)

(60
)

Consolidated net revenues

$
9,282

$
7,963

$
16,917

$
17,035

Net income

1,406

1,984

2,536

3,995

Net income applicable to noncontrolling interests

213

24

375

259

Net income applicable to Morgan Stanley

$
1,193

$
1,960

$
2,161

$
3,736

Income from continuing operations applicable to Morgan Stanley:

Institutional Securities

$
990

$
1,384

$
1,704

$
3,115

Global Wealth Management Group

180

110

363

209

Asset Management

19

(44
)

88

(29
)

Intersegment Eliminations

—

(11
)

—

(12
)

Income from continuing operations applicable to Morgan Stanley

$
1,189

$
1,439

$
2,155

$
3,283

Amounts applicable to Morgan Stanley:

Income from continuing operations applicable to Morgan Stanley

$
1,189

$
1,439

$
2,155

$
3,283

Net gain from discontinued operations applicable to Morgan Stanley

4

521

6

453

Net income applicable to Morgan Stanley

$
1,193

$
1,960

$
2,161

$
3,736

Earnings (loss) applicable to Morgan Stanley common shareholders

$
(558
)

$
1,578

$
188

$
2,990

Earnings (loss) per basic common share:

Income from continuing operations

$
(0.38
)

$
0.84

$
0.12

$
1.96

Net gain from discontinued operations(1)

—

0.36

0.01

0.31

Earnings (loss) per basic common share(2)

$
(0.38
)

$
1.20

$
0.13

$
2.27

Earnings (loss) per diluted common share:

Income (loss) from continuing operations

$
(0.38
)

$
0.80

$
0.12

$
1.82

Net gain from discontinued operations(1)

—

0.29

0.01

0.26

Earnings (loss) per diluted common share(2)

$
(0.38
)

$
1.09

$
0.13

$
2.08

Regional net revenues(3):

Americas

$
6,629

$
5,673

$
12,119

$
11,873

Europe, Middle East and Africa

1,572

1,720

3,276

3,726

Asia

1,081

570

1,522

1,436

Net revenues

$
9,282

$
7,963

$
16,917

$
17,035

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

Three Months Ended June 30,

Six Months Ended June 30,

2011

2010

2011

2010

Average common equity (dollars in billions)(4):

Institutional Securities

$
22.1

$
17.8

$
21.2

$
17.6

Global Wealth Management Group

7.1

6.8

7.0

6.8

Asset Management

2.0

2.0

2.0

2.1

Parent capital

18.4

13.0

18.7

12.2

Total from continuing operations

49.6

39.6

48.9

38.7

Discontinued operations

—

0.4

—

0.4

Consolidated average common equity

$
49.6

$
40.0

$
48.9

$
39.1

Return on average common equity(4):

Consolidated

N/M

17
%

1
%

17
%

Institutional Securities(4)

N/M

29
%

N/M

34
%

Global Wealth Management Group

N/M

6
%

4
%

6
%

Asset Management

N/M

N/M

N/M

N/M

Book value per common share(5)

$
30.17

$
29.65

$
30.17

$
29.65

Tangible common equity(6)

$
51,339

$
34,267

$
51,339

$
34,267

Tangible book value per common share(7)

$
26.61

$
24.53

$
26.61

$
24.53

Effective income tax rate provision from continuing operations(8)

27.9
%

14.1
%

10.2
%

16.0
%

Worldwide employees

62,964

61,958

62,964

61,958

Average liquidity (dollars in billions)(9):

Parent company liquidity

$
76

$
60

$
76

$
62

Bank and other subsidiary liquidity

96

92

96

91

Total liquidity

$
172

$
152

$
172

$
153

Capital ratios at June 30, 2011 and 2010(10):

Total capital ratio

18.3
%

17.0
%

18.3
%

17.0
%

Tier 1 capital ratio

16.7
%

16.5
%

16.7
%

16.5
%

Tier 1 leverage ratio

6.0
%

6.6
%

6.0
%

6.6
%

Tier 1 common ratio(10)

14.6
%

9.2
%

14.6
%

9.2
%

Consolidated assets under management or supervision (dollars in billions)(11):

Asset Management(12)

$
296

$
244

$
296

$
244

Global Wealth Management Group

516

403

516

403

Total

$
812

$
647

$
812

$
647

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

Three Months Ended June 30,

Six Months Ended June 30,

2011

2010

2011

2010

Institutional Securities:

Pre-tax profit margin(13)

28
%

35
%

21
%

37
%

Global Wealth Management Group:

Global representatives

17,638

18,087

17,638

18,087

Annualized net revenue per global representative (dollars in thousands)(14)

$
785

$
679

$
776

$
682

Assets by client segment (dollars in billions):

$10 million or more

$
539

$
440

$
539

$
440

$1 million to $10 million

735

627

735

627

Subtotal $1 million or more

1,274

1,067

1,274

1,067

$100,000 to $1 million

397

389

397

389

Less than $100,000

38

44

38

44

Total client assets

$
1,709

$
1,500

$
1,709

$
1,500

Fee-based assets as a percentage of total client assets

30
%

26
%

30
%

26
%

Client assets per global representative(15)

$
97

$
83

$
97

$
83

Global retail net new assets (dollars in billions)

$
2.9

$
(5.5
)

$
14.3

$
3.8

Global fee-based asset flows (dollars in billions)

$
9.7

$
6.3

$
27.5

$
15.4

Global retail locations

804

881

804

881

Bank deposits (dollars in billions)(16)

$
110

$
110

$
110

$
110

Pre-tax profit margin(13)

9
%

7
%

10
%

8
%

Asset Management:

Assets under management or supervision (dollars in billions)

$
296

$
244

$
296

$
244

Pre-tax profit margin(13)

26
%

N/M

23
%

8
%

N/M—Not
Meaningful.

(1)
See Note 1 to the condensed consolidated financial statements for information on discontinued operations.

(2)
For the calculation of basic and diluted earnings per share (“EPS”), see Note 14 to the condensed consolidated financial statements.

(3)
In the quarter and six months ended June 30, 2011, regional net revenues, primarily in the Americas, included positive revenue due to the widening of the
Company’s credit spreads and other credit factors, which resulted in the decrease in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes. For a discussion of the Company’s methodology used to allocate revenues among the regions, see Note 18 to the condensed consolidated financial statements.

(4)
The computation of average common equity for each business segment is determined using the Company’s Required Capital framework (“Required Capital
Framework”), an internal capital adequacy measure (see “Liquidity and Capital Resources—Required Capital” herein). The Required Capital Framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. During 2011, the Company will continue to evaluate the framework with respect to the impact of future regulatory requirements, as appropriate (see “Regulatory
Requirements” herein for further information on Basel III). The return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. For the quarter and six months ended June 30, 2011, the negative adjustment related to the MUFG conversion was included in the calculation of the return on average common equity. Excluding this negative adjustment, the return on average common equity for the quarter and six months ended June 30, 2011 would have been 18% and 14%, respectively, for the Institutional Securities business segment; 10% and 10%, respectively, for the Global Wealth Management Group business segment; and 4% and 8%, respectively, for the Asset Management business segment. See “Liquidity and Capital Resource—Required Capital” herein for more information on the calculation of the average common equity by segment. The effective tax rates used in the computation of business segment return on average common equity were determined on a separate entity basis. Excluding the effect of the discrete tax benefit in the quarter and six months ended June 30, 2010, the return on average common equity for the Institutional Securities business segment would have been 22% and 26%, respectively (see “Executive Summary—Overview of the Quarter and Six Months Ended June 30, 2011 Financial Results” herein).

(5)
Book value per common share equals common shareholders’ equity of $58,199 million at June 30, 2011 and $41,415 million at June 30, 2010, divided by common shares outstanding of 1,929 million at June 30, 2011 and 1,397 million at June 30, 2010.

86

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

(8)
For a discussion of the effective income tax rate, see “Executive Summary—Overview of the Quarter and Six Months Ended June 30, 2011 Financial
Results” herein.

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

(12)
Amounts exclude the Asset Management business segment’s proportionate share of assets managed by entities in which it owns a minority stake.

(13)
Pre-tax profit margin is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess operating performance. Percentages represent income from continuing operations before income taxes as a percentage of net revenues.

(14)
Annualized net revenues per global representative for the quarter and six months ended June 30, 2011 and 2010 equals Global Wealth Management Group’s net revenues divided by the quarterly weighted average global representative headcount for the quarter and six months ended June 30, 2011 and 2010, respectively.

(15)
Client assets per global representative equal total period-end client assets divided by period-end global representative headcount.

(16)
Approximately $56 billion and $52 billion of the bank deposit balances at June 30, 2011 and 2010, respectively, are held at Company-affiliated depositories with the remainder held at Citigroup, Inc. (“Citi”) affiliated depositories. These deposit balances are held at certain of the Company’s Federal Deposit Insurance Corporation (the “FDIC”) insured depository institutions for the benefit of the Company’s clients through their accounts.

Global Market and Economic Conditions.

During the six months ended June 30, 2011, global market and economic conditions were negatively impacted by concern about a sovereign debt crisis in Europe and the U.S. federal debt ceiling. Global economic conditions in the quarter ended June 30, 2011 were more challenging than the quarter ended March 31, 2011, which was affected by the natural disaster in
Japan, political unrest in the Middle East and military operations in Libya. In the second quarter of 2011, global equity markets were strong in April, but pulled back in May and June as investors reacted to slowing global economic growth.

In the U.S., major equity market indices ended the first six months of 2011 higher compared with the beginning of the year primarily due to better than expected corporate earnings. However, the volatile second quarter of 2011 left the Dow Jones Industrial Average relatively flat and both the NASDAQ Composite and Standard & Poor’s 500-stock index were slightly lower from the beginning of the quarter. Negative market and economic developments in the second quarter of 2011 included the slowing pace of economic recovery, the increase in the unemployment rate and the continued sovereign debt crisis within the European region. Certain sectors of the residential real estate market and investments in commercial real estate projects remained challenged in the second quarter. Growth in consumer spending declined in recent months from the already modest pace in the first quarter. Inflation rose in recent months, mainly reflecting higher prices for some commodities and imported goods, as well as the recent supply chain disruptions associated with the natural disaster in Japan. Concerns about crude oil supplies contributed to a rise in oil prices in the beginning of the second quarter of 2011 and prices then fell sharply in May and June as investors feared the economic recovery was in jeopardy. The U.S. federal debt ceiling, deficit reductions, balanced budgets, and underfunded public pension liabilities remained critical focus items at the federal, state and local levels of government during the first six months of 2011. The unemployment rate, which declined in the first quarter to 8.8% from 9.4%
at December 31, 2010, rose during the second quarter to 9.2% at June 30, 2011. The Federal Open Market Committee (“FOMC”) of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) kept key interest rates at historically low levels, and at June 30, 2011, the federal funds target rate was between zero and 0.25%, and the discount rate was 0.75%. FOMC completed its quantitative easing policies, in which the FOMC purchased securities with the objective of improving economic conditions by increasing the money supply and its $600 billion bond-buying program, commonly referred to as “quantitative easing 2” on June 30, 2011.

In Europe, equity market indices in the United Kingdom (“U.K.”) and France were relatively unchanged during the second quarter, while Germany’s DAX index was 5% higher compared with the beginning of the second quarter. During the first six months of 2011, U.K.’s FTSE 100 index was slightly higher while Germany and France’s indices were 6.3% and 4.5% higher respectively. Results in the European equity markets were affected by adverse economic developments, including investor concerns about the sovereign debt crisis, especially in Greece, Portugal, Ireland, Spain and
Italy. The euro area unemployment rate remained relatively unchanged at approximately 10% at June 30, 2011. In April 2011, the European Central Bank (“ECB”) increased its benchmark interest rate by 0.25% from 1.00% to 1.25%. In July
2011, it increased such rate by another 0.25% to 1.50% and signaled further ECB rate increases in coming months. The Bank of England’s (“BOE”) benchmark interest rate was kept at 0.50%. The BOE continued to pursue quantitative easing policies, in which the BOE purchased securities, including U.K. Government Gilts, with the objective of improving economic conditions by increasing the money supply.

In Asia, major stock markets closed out the second quarter lower compared with the beginning of the quarter and the year. Japan’s economy picked up in the second quarter as supply constraints from the March natural disaster eased. In July 2011, the Bank of Japan kept its benchmark interest rate steady at a range of zero to 0.1% and refrained from loosening monetary policy further. The Nikkei 225 Index was relatively flat in the second quarter, and was 6% lower during the first six months of 2011. China’s gross domestic product growth moderated slightly during the second quarter of 2011 as Chinese policy makers tightened monetary policy to combat inflation. The People’s
Bank of China (“PBOC”) raised benchmark interest rates by 0.25% twice during the first six months of 2011. In early July 2011, PBOC raised the benchmark interest rates by another 0.25%, which takes the one-year yuan lending rate from 2010 year-end’s 5.81% to 6.56% and one-year yuan deposit rate from 2010 year-end’s 2.75% to 3.5%. The Shanghai Composite Index and the Hang Seng Index decreased 6% and 5%, respectively, during the second quarter and decreased 2% and 3%, respectively, during the first six months of 2011.

Overview of the Quarter and Six Months Ended June 30, 2011 Financial Results.

Consolidated Results. The Company recorded net income applicable to Morgan Stanley of $1,193 million on net revenues of
$9,282 million during the quarter ended June 30, 2011, compared with $1,960 million of net income applicable to Morgan Stanley and net revenues of $7,963 million in the prior year period. Net revenues in the current quarter included gains of
$244 million due to the widening of the Company’s credit spreads and other credit factors on certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected, compared with gains of approximately $750 million in the quarter ended June 30, 2010. Non-interest expenses increased 17% to $7,338 million in the quarter ended June 30, 2011. Compensation and benefits expense increased 20% quarter over quarter, primarily due to increased compensation costs in the Institutional Securities business segment due to higher net revenues. Non-compensation expenses increased 12%, primarily due to an increase in Other expenses in the Institutional Securities business segment related to business activity and ongoing investments in technology. Diluted EPS and diluted EPS from continuing operations were both $(0.38) in the quarter ended June 30, 2011 compared with $1.09 and $0.80, respectively in the prior year period. The earnings per share calculation for the current quarter included a negative adjustment of approximately $1.7 billion, or $1.02 per diluted share (calculated using 1.79 billion diluted average shares outstanding under the if-converted method), related to the conversion of MUFG’s outstanding Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (“Series B Preferred Stock”) in the Company into the Company’s common stock.

For the six months ended June 30, 2011, the Company recorded net income applicable to Morgan Stanley of $2,161 million compared with net income applicable to Morgan Stanley of $3,736 million a year ago. Net revenues were $16,917 million in the six months ended June 30, 2011, compared to $17,035 million in the prior year period. Non-interest expenses increased 10% to $14,101 million from the prior year period. Diluted EPS were $0.13 in the six months ended June 30, 2011 compared with $2.08 a year ago. Diluted EPS from continuing operations were $0.12 in the six months ended June 30, 2011 compared with $1.82 a year ago.

The Company’s effective income tax rate from continuing operations was 27.9% and 10.2% for the quarter and six months ended June 30, 2011, respectively. The effective tax rate for the six months ended June 30, 2011 included a net tax benefit of $447 million, or $0.30 per diluted share, from the remeasurement of a deferred tax asset and the reversal of a related valuation allowance. The deferred tax asset and valuation allowance were recognized in income from discontinued operations during 2010 in connection with the recognition of a $1.2 billion loss due to writedowns and related costs following the Company’s commitment to a plan to dispose of Revel Entertainment Group, LLC (“Revel”). Excluding this discrete tax benefit, the annual effective tax rate for the six months ended June 30, 2011 would have been
26.0%. For further discussion of the discrete tax benefit, see “Executive Summary—Significant Items—Income Tax Benefit” herein.

The Company’s effective income tax rate from continuing operations was 14.1% and 16.0% for the quarter and six months ended June 30, 2010, respectively. The effective tax rate for the quarter and six months ended June 30, 2010 included a net tax benefit of $345 million, or $0.20 per diluted share, associated with the remeasurement of net unrecognized tax benefits and related interest based on new information regarding the status of federal and state examinations. The results for the six months ended June 30, 2010 also included a net tax benefit of $382 million, or $0.20 per diluted share, related to the reversal of U.S. deferred tax liabilities associated with prior years’ undistributed earnings of certain non-U.S. subsidiaries that were determined to be indefinitely reinvested abroad. Excluding the benefits noted above, the annual effective tax rate for the quarter and six months ended June 30, 2010 would have been 34.4% and 33.3%, respectively.

Institutional Securities. Income from continuing operations before income taxes was $1,457 million in the quarter ended June 30, 2011 compared with $1,595 million in the prior year period. Net revenues were $5,189 million in the quarter ended June 30, 2011 compared with $4,515 million in the prior year period.
Investment banking revenues for the quarter ended June 30, 2011 increased 66% from the comparable period in 2010, reflecting higher revenues in all categories—equity and fixed income underwriting transactions and advisory fees. Equity sales and trading revenues increased 31% to $1,853 million in the quarter ended June 30, 2011, primarily reflecting higher revenues in derivatives and equity financing. Results in the quarter ended June 30, 2011 included positive revenue of $52 million due to the widening of the Company’s credit spreads and other credit factors resulting from the decrease in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected compared with positive revenue of $129 million in the quarter ended June 30, 2010. Fixed income and commodities sales and trading revenues decreased 10% to $2,093 million in the quarter ended
June 30, 2011 from the comparable period of 2010, reflecting decreased revenues in commodities, partially offset by gains on monoline insurers (“Monolines”) and higher revenues in credit. Results in the quarter ended June 30,
2011 included positive revenue of $192 million due to the widening of the Company’s credit spreads and other credit factors resulting from the decrease in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected compared with positive revenues of $602 million in the quarter ended June 30, 2010. Principal transaction net investment gains of $150 million were recognized in the quarter ended June 30, 2011 compared with net investment losses of $68 million in the prior year period. Other revenues of $130 million were recognized in the quarter ended June 30, 2011 compared with other revenues of $51 million in the quarter ended June 30, 2010. Non-interest expenses increased 28% in the quarter ended June 30, 2011, primarily due to higher compensation expenses and higher non-compensation expenses. Compensation and benefits expenses increased 37% in the quarter ended June 30, 2011, primarily due to higher net revenues. Non-compensation expenses increased 16% in the quarter ended June 30, 2011 from a year ago, primarily due to an increase in Other expenses, which include the initial costs of $130 million associated with the new Chinese securities joint venture, Morgan Stanley Huaxin Securities Company Limited, which closed in the second quarter of 2011. In addition, the Institutional Securities business segment incurred higher non-compensation expenses in the quarter ended June 30, 2011 resulting from higher levels of business activity and ongoing investments in technology.

Global Wealth Management Group.    Income from continuing operations before
income taxes was $322 million in the quarter ended June 30, 2011 compared with $207 million in the prior year period. Net revenues were $3,476 million in the quarter ended June 30, 2011 compared with $3,074 million in the prior year period. Investment banking revenues increased 9% in the quarter ended June 30, 2011, primarily due to higher equity underwriting and unit investment trusts activity, partially offset by lower fixed income underwriting activity. Principal transactions trading revenues increased 16% in the quarter ended June 30, 2011 primarily due to gains related to investments associated with certain employee deferred compensation plans and higher revenues from municipal securities and structured notes, partially offset by lower revenues from corporate equity and government securities. Asset management, distribution and administration fees increased 13% in the quarter ended June 30, 2011, primarily due to higher fee-based revenues. Other revenues increased 101% in the quarter ended June 30, 2011, primarily due to gains on sales of securities available for sale. Net interest increased 21% in the quarter ended June 30, 2011, primarily resulting from an increase in Interest income due to interest on the securities available for sale portfolio and mortgages. Non-interest expenses increased 10% in the quarter ended June 30, 2011, due to increased compensation and non-compensation expenses.

Asset Management.    Income from continuing operations before income taxes was $165 million in the quarter ended
June 30, 2011 compared with a loss of $86 million in the prior year period. Net revenues were $645 million in the quarter ended June 30, 2011 compared with $410 million in the prior year period. Principal transactions net investment gains were $247 million in the quarter ended June 30, 2011 compared with gains of $16 million in the quarter ended June 30, 2010, primarily related to net investment gains associated with the Real Estate Investing business, as a result of valuation gains within certain consolidated real estate funds sponsored by the Company, as well as net gains on Merchant Banking and Traditional Asset Management investments. Asset management, distribution and administration fees increased
8% in the quarter ended June 30, 2011, primarily reflecting higher performance fees and fund management and administration fees, due to an increase in average assets under management. Non-interest expenses decreased 3% to $480 million in the quarter ended June 30, 2011, primarily reflecting a decrease in non-compensation expenses.

Significant Items.

Japanese Securities Joint Venture.    During the three and six months ended June 30, 2011, the Company recorded a pre-tax loss of $17 million and $672 million, respectively, within Other revenues in the condensed consolidated statement of income, arising from the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
(“MUMSS”) (see Note 19 to the condensed consolidated financial statements). See “Other Matters—Japanese Securities Joint Venture” herein for further information.

MUFG Stock Conversion.    As previously disclosed, on April 21, 2011, MUFG and the Company announced that they had entered into an agreement to convert MUFG’s outstanding Series B Preferred Stock in the Company into the Company’s common stock. On June 30, 2011 the Company and MUFG completed the conversion, whereby MUFG exchanged the Series B Preferred Stock with a face value of $7.8 billion
(carrying value $8.1 billion) and a 10% dividend for 385,464,097 shares of the Company’s common stock, including approximately 75 million shares resulting from the adjustment to the conversion ratio pursuant to the transaction agreement.
As a result of the adjustment to the conversion ratio, the Company incurred a one-time, non-cash negative adjustment of approximately $1.7 billion in its calculation of basic and diluted earnings per share during the quarter and six months ended
June 30, 2011. As a result of the conversion, MUFG did not receive the previously declared dividend that would otherwise have been payable on July 15, 2011 in respect of the Series B Preferred Stock.

Monoline Insurers.    The quarter and six months ended June 30, 2011 included gains of $471 million and $153 million, respectively, related to the Company’s Monoline counterparty credit exposures, principally MBIA Insurance Corporation (“MBIA”), compared with losses of $186 million and $330 million, respectively, in the prior year comparative periods.

Monolines provide credit enhancement to capital markets transactions. The current credit environment continues to affect the ability of such financial guarantors to provide enhancement to existing capital market transactions. The Company’s direct exposure to Monolines is limited to bonds that are insured by Monolines and to derivative contracts with a Monoline as counterparty. The Company’s exposure to Monolines at June 30, 2011 includes $1.7 billion of insured municipal bond securities, $145 million of mortgage and asset-backed securities enhanced by financial guarantees, and positive net derivative counterparty exposure of $1.6 billion (gross counterparty exposure of approximately $4.8 billion net of cumulative credit valuation adjustments and counterparty hedges), which was primarily related to MBIA.

At June 30, 2011 and December 31, 2010, the Company’s positive net derivative counterparty exposure to MBIA was as follows:

At June 30, 2011

At December 31, 2010

(dollars in billions)

Gross counterparty exposure(1)

$
4.4

$
4.2

Less: Credit valuation adjustments(2)

1.3

2.1

Subtotal

3.1

2.1

Less: Counterparty hedges(3)

1.6

3.0

Positive net derivative counterparty exposure(4)(5)

$
1.5

N/A

(1)
Gross counterparty exposure is defined as the fair value of derivative contracts with MBIA before consideration of credit valuation adjustments.

(2)
Credit valuation adjustments is defined as the change in the fair value of derivative contracts with MBIA attributable to MBIA’s credit spreads.

(3)
Counterparty hedges is defined as the notional value less current fair value of single name credit default swaps on MBIA the Company uses to mitigate credit exposure to
MBIA.

(4)
Positive net derivative counterparty exposure is defined as the net long position for MBIA and represents the potential loss to the Company over a period of time in an event of 100% default of a MBIA, assuming zero recovery.

(5)
N/A—Not Applicable. At December 31, 2010, the aggregate value of credit valuation adjustments and hedges exceeded the amount of gross counterparty exposure by
$0.9 billion.

The increase in positive net derivative counterparty exposure from December 31, 2010 is primarily due to a reduction in counterparty hedges and a reduction of the credit valuation adjustment from the tightening of MBIA spreads.

The Company’s
hedging program primarily includes the use of single name credit default swaps that mitigate credit exposure to the Monolines and is conducted as part of the Company’s overall market risk management. The Company’s hedging program for
Monoline counterparty exposure continues to be costly and difficult to effect because of the basis risk (risk associated with imperfect hedging) between the Monoline counterparty exposure and counterparty hedges as well as costs the Company incurs from premiums paid on counterparty hedges. The Company proactively manages its Monoline exposure; however, as market conditions continue to evolve, significant additional gains or losses could be incurred. See “Qualitative and Quantitative
Disclosures about Market Risk—Risk Management—Market Risk” in Part II, Item 7A of the Form 10-K.

Corporate Lending.    The Company recorded the following amounts primarily
associated with loans and lending commitments carried at fair value within the Institutional Securities business segment (see “Business Segments—Institutional Securities—Sales and Trading Revenues” herein):

Three Months Ended June 30,

Six Months Ended June 30,

2011(1)

2010(1)

2011(1)

2010(1)

(dollars in billions)

Losses on loans and lending commitments

$
(0.2
)

$
(0.4
)

$
—

$
(0.2
)

Gains (losses) on hedges

(0.1
)

0.1

(0.2
)

(0.1
)

Total losses

$
(0.3
)

$
(0.3
)

$
(0.2
)

$
(0.3
)

(1)
Amounts include realized and unrealized gains (losses).

Income Tax Benefit.    The Company’s effective tax rate from continuing operations for the six months ended June 30, 2011 included a $447 million net tax benefit from the remeasurement of a deferred tax asset and the reversal of a related valuation allowance. The deferred tax asset and valuation allowance were recognized in income from discontinued operations during 2010 in connection with the recognition of a
$1.2 billion loss due to writedowns and related costs following the Company’s commitment to a plan to dispose of Revel. The Company recorded the valuation allowance because the Company did not believe it was more likely than not that it would have sufficient future net capital gain to realize the benefit of the expected capital loss to be recognized upon the disposal of Revel. During the quarter ended March 31, 2011, the disposal of Revel was restructured as a tax-free like kind exchange and the disposal was completed. The restructured transaction changed the character of the future taxable loss to ordinary. The Company reversed the valuation allowance because the Company believes it is more likely than not that it will have sufficient future ordinary taxable income to recognize the recorded deferred tax asset. In accordance with the applicable accounting literature, this reversal of a previously established valuation allowance due to a change in circumstances was recognized in income from continuing operations during the quarter ended March 31, 2011.

The Company’s effective tax rate from
continuing operations for the quarter and six months ended June 30, 2010 included a net tax benefit of $345 million and $727 million, respectively. The quarter and six months ended June 30, 2010 included a tax benefit of $345 million associated with the remeasurement of net unrecognized tax benefits and related interest based on new information regarding the status of federal and state examinations. The six months ended June 30, 2010 also included a tax benefit of $382 million related to the reversal of U.S. deferred tax liabilities associated with prior-years’ undistributed earnings of certain non-U.S. subsidiaries that were determined to be indefinitely reinvested abroad.

Morgan Stanley Debt.    Net revenues reflected gains of $244 million and $55 million in the quarter and six months ended
June 30, 2011, respectively, and $750 million and $803 million in the quarter and six months ended June 30, 2010, respectively from the widening of the Company’s credit spreads and other credit factors on certain long-term and short-term borrowings, primarily structured notes that are accounted for at fair value.

During the quarter and six months ended
June 30, 2011, net revenues included losses on economic hedges related to the Company’s long-term debt (see “Business Segments—Institutional Securities—Sales and Trading Revenues” herein).

Real Estate Investments.    The Company recorded gains (losses) in the following
business segments related to real estate investments. These amounts exclude investments associated with certain deferred compensation and employee co-investment plans.

Three Months Ended June 30,

Six Months Ended June 30,

2011

2010

2011

2010

(dollars in billions)

Institutional Securities

Continuing operations(1)

$
0.1

$
—

$
0.6

$
—

Discontinued operations(2)

—

—

—

(0.9
)

Total Institutional Securities

0.1

—

0.6

(0.9
)

Asset Management:

Continuing operations(3)

0.2

—

0.2

0.1

Total Asset Management

0.2

—

0.2

0.1

Amounts applicable to noncontrolling interests

0.1

—

0.2

0.1

Total

$
0.2

$
—

$
0.6

$
(0.9
)

(1)
Amounts include a tax benefit related to Revel (see “Income Tax Benefit” herein), and net realized and unrealized gains from the Company’s limited partnership investments in real estate funds.

(2)
On March 31, 2010, the Company’s Board of Directors authorized a plan of disposal by sale for Revel. The results of Revel, including the estimated loss from the planned disposal, are reported as discontinued operations for all periods presented within the Institutional Securities business segment. On February 17, 2011, the Company completed the sale of Revel to a group of investors led by
Revel’s chief executive officer (see Note 1 to the condensed consolidated financial statements).

(3)
Gains related to net realized and unrealized gains from real estate limited partnership investments in the Company’s Real Estate Investing business and are reflected in Principal transactions—Investments in the condensed consolidated statements of income. Amounts also include net gains associated with the Company’s investment in Infrastructure funds.

Huaxin Securities Joint Venture.    In June 2011, the Company and Huaxin Securities Co., Ltd. (“Huaxin
Securities”) (also known as China Fortune Securities Co., Ltd.) jointly announced the operational commencement of their securities joint venture in China. The establishment of the joint venture was approved by China Securities Regulatory
Commission (“CSRC”) on December 31, 2010 and was subject to receipt of a business license from the State Administration for Industry & Commerce of the People’s Republic of China, which was obtained in May 2011. Final
CSRC approval for the commencement of business operations was obtained in June 2011. In the quarter ended June 30, 2011, the Company recorded initial costs of $130 million related to the formation of this new Chinese securities joint venture in Other expenses in the condensed consolidated statement of income.

The joint venture, Morgan Stanley Huaxin Securities Company
Limited, is registered and principally located in Shanghai. Huaxin Securities holds a two-thirds interest in the joint venture while the Company owns a one-third interest. The establishment of the joint venture allows the Company to further build on its established onshore businesses in China. The joint venture’s business includes underwriting and sponsorship of shares in the domestic China market (including A shares and foreign investment shares), as well as underwriting, sponsorship and principal trading of bonds (including government and corporate bonds).

FrontPoint.    The Company recorded a loss of approximately $20 million related to the writedown of its minority stake investment in FrontPoint Partners LLC (“FrontPoint”) for the quarter ended June 30, 2011. The loss was included in Other revenues in the condensed consolidated statement of income. Beginning March 1, 2011, the Company accounts for its interest in FrontPoint as an equity method investment within the Asset Management business segment (see Note 19 to the condensed consolidated financial statements).

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

Gain on Sale of Noncontrolling
Interest.    In connection with the transaction between the Company and MUFG to form a joint venture in Japan, the Company recorded an after-tax gain of $717 million from the sale of a noncontrolling interest in its Japanese institutional securities business. This gain was recorded in Paid-in capital in the Company’s condensed consolidated statements of financial condition at June 30, 2010 and changes in total equity for the six months ended June 30,
2010. See “Other Matters—Japanese Securities Joint Venture” herein for further information.

Gain on Sale of Retail Asset
Management.    On June 1, 2010, the Company completed the sale of substantially all of its retail asset management business (“Retail Asset Management”), including Van Kampen Investments, Inc. (“Van
Kampen”), to Invesco Ltd. (“Invesco”). The Company received $800 million in cash and approximately 30.9 million shares of Invesco stock upon sale, resulting in a cumulative after-tax gain of $673 million, of which $514 million was recorded in the quarter ended June 30, 2010. The remaining gain of $159 million, representing tax basis benefits, was recorded primarily in the quarter ended December 31, 2009. The results of Retail Asset Management are reported as discontinued operations within the Asset Management business segment for all periods presented. The Company recorded the 30.9 million shares as securities available for sale and subsequently sold the shares in the fourth quarter of 2010.

U.K. Tax.    During the quarter ended June 30, 2010, the Company recognized a charge of $361 million in Compensation and benefits expense relating to the U.K. government’s payroll tax on discretionary above-based compensation.

Employee Benefit Plans.    On June 1, 2010, the Morgan Stanley Employees Retirement Plan (the “Pension Plan”)
for U.S. participants was amended to cease future benefit accruals after December 31, 2010. Any benefits earned by participants under the Pension Plan at December 31, 2010 were preserved and payable based on the Pension Plan’s provisions. As a result, the Company recorded a curtailment gain that reduced Compensation and benefits expense by approximately $51 million in the condensed consolidated statement of income for the quarter ended June 30, 2010.
Additionally, the Company remeasured the obligation and assets of the Pension Plan at May 31, 2010 due to such cessation of accruals for benefits, and recognized a gain of $166 million ($102 million after-tax) in the condensed consolidated statements of comprehensive income for the quarter and six months ended June 30, 2010, after reflecting the $51 million reduction in Compensation and benefits expense (see Note 16 to the condensed consolidated financial statements).

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
Intersegment Eliminations also reflect the effect of fees paid by the Institutional Securities business segment to the Global Wealth Management Group business segment related to the bank deposit program. The Company did not recognize any
Intersegment Elimination gains or losses in the quarter and six months ended June 30, 2011, and losses from continuing operations before income taxes recorded in Intersegment Eliminations were $13 million and $15 million in the quarter and six months ended June 30, 2010, respectively.

Net Revenues Discussion.

Principal Transactions—Trading.    Principal transactions—Trading revenues include revenues from customers’
purchases and sales of financial instruments in which the Company acts as principal and gains and losses on the Company’s positions, as well as proprietary trading activities for its own account. Principal transactions—Trading revenues also includes the realized gains and losses from sales of cash instruments and derivative settlements, and unrealized gains and losses from ongoing fair value changes of the Company’s positions related to market-making activities. In many markets, the realized and unrealized gains and losses from the purchase and sale transactions will include any spreads between bids and offers. Fees received on loans carried at fair value and dividends from equity securities are also recorded in this line item since they relate to market-making positions. Commissions received for purchasing and selling listed equity securities and options are recorded separately in the Commissions line item. Other cash and derivative instruments typically do not have fees associated with them.

Principal
Transactions—Investments. The Company’s investments generally are held for long-term appreciation and generally are subject to significant sales restrictions. Estimates of the fair value of the investments may involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions. In some cases, such investments are required or are a necessary part of offering other products. The revenues recorded are the result of realized gains and losses from sales and unrealized gains and losses from ongoing fair value changes of the Company’s holdings as well as from investments associated with certain employee deferred compensation plans. Typically, there are no fee revenues from these investments. The sales restrictions on the investments relate primarily to redemption and withdrawal restrictions on investments in real estate funds, hedge funds and private equity funds, which includes investments made in connection with certain employee deferred compensation plans (see Note 3 to the condensed consolidated financial statements). Restrictions on interests in exchanges and clearinghouses generally include a requirement to hold those interests for the period of time that the Company is clearing trades on that exchange or clearinghouse. Additionally, there are certain principal investments related to assets held by consolidated real estate funds, which are primarily related to holders of non-controlling interests.

Commissions.    Commission
revenues primarily arise from agency transactions in listed and over-the-counter (“OTC”) equity securities and sales of mutual funds, futures, insurance products and options.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees include fees associated with the management and supervision of assets, account services and administration, performance-based fees relating to certain funds, separately managed accounts, shareholder servicing, and the distribution of certain open-ended mutual funds.

Net Interest.    Interest income and Interest expense are a function of the level and mix of total assets and liabilities, including financial instruments owned and financial instruments sold, not yet purchased, securities available for sale, reverse repurchase and repurchase agreements, loans, trading strategies, customer activity in the Company’s prime brokerage business, and the prevailing level, term structure and volatility of interest rates. Certain Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”) and Securities borrowed and Securities loaned transactions may be entered into with different customers using the same underlying securities, thereby generating a spread between the interest revenue on the reverse repurchase agreements or securities borrowed transactions and the interest expense on the repurchase agreements or securities loaned transactions.

Market Making.

As a market maker, the Company stands ready to buy, sell or
otherwise transact with customers under a variety of market conditions and provide firm or indicative prices in response to customer requests. The Company’s liquidity obligations can be explicit and obligatory in some cases, and in others, customers expect the Company to be willing to transact with them. In order to most effectively fulfill its market-making function, the Company engages in activities, across all of its trading businesses, that include, but are not limited to,
(i) taking positions in anticipation of, and in response to customer demand to buy or sell, and—depending on the liquidity of the relevant market and the size of the position—holding those positions for a period of time;
(ii) managing and assuming basis risk (risk associated with imperfect hedging) between customized customer risks and the standardized products available in the market to hedge those risks; (iii) building, maintaining, and re-balancing inventory, through trades with other market participants, and engaging in accumulation activities to accommodate anticipated customer demand; (iv) trading in the market to remain current on pricing and trends; and (v) engaging in arbitrage activities to provide efficiency and liquidity for markets. Interest income and expense are also impacted by market-making activities as debt securities held by the Company earn interest and securities are loaned, borrowed, sold with agreement to repurchase and purchased with agreement to resell.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

Three Months Ended June 30,

Six Months Ended June 30,

2011

2010

2011

2010

(dollars in millions)

Revenues:

Investment banking

$
1,473

$
885

$
2,481

$
1,772

Principal transactions:

Trading

3,209

3,116

5,855

6,534

Investments

150

(68
)

293

106

Commissions

603

617

1,273

1,197

Asset management, distribution and administration fees

34

39

65

65

Other

130

51

(443
)

193

Total non-interest revenues

5,599

4,640

9,524

9,867

Interest income

1,573

1,359

3,053

2,755

Interest expense

1,983

1,484

3,796

2,769

Net interest

(410
)

(125
)

(743
)

(14
)

Net revenues

5,189

4,515

8,781

9,853

Compensation and benefits

2,240

1,637

4,193

3,806

Non-compensation expenses

1,492

1,283

2,734

2,387

Total non-interest expenses

3,732

2,920

6,927

6,193

Income from continuing operations before income taxes

1,457

1,595

1,854

3,660

Provision for (benefit from) income taxes

350

220

(28
)

550

Income from continuing operations

1,107

1,375

1,882

3,110

Discontinued operations:

Income (loss) from discontinued operations

1

(50
)

(4
)

(985
)

Provision for (benefit from) income taxes

—

(23
)

(2
)

(22
)

Net gain (losses) on discontinued operations

1

(27
)

(2
)

(963
)

Net income

1,108

1,348

1,880

2,147

Net income (loss) applicable to noncontrolling interests

117

(9
)

178

(5
)

Net income applicable to Morgan Stanley

$
991

$
1,357

$
1,702

$
2,152

Amounts applicable to Morgan Stanley:

Income from continuing operations

$
990

$
1,384

$
1,704

$
3,115

Net gain (losses) from discontinued operations

1

(27
)

(2
)

(963
)

Net income applicable to Morgan Stanley

$
991

$
1,357

$
1,702

$
2,152

On February 17, 2011, the Company completed the sale of Revel. The sale price approximated the carrying value of Revel and, accordingly, the Company did not recognize any pre-tax gain or loss on the sale. The results of Revel are reported as discontinued operations within the Institutional Securities business segment for all periods presented through the date of sale. The six months ended June 30, 2010 included losses of approximately $1.2 billion in connection with writedowns and related costs of such planned disposition. For further information on Revel, see “Executive Summary—Significant Items—Income Tax Benefit” herein and Note 28 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K.

Investment Banking.

Investment banking revenues were as follows:

Three Months Ended June 30,

Six Months Ended June 30,

2011

2010

2011

2010

(dollars in millions)

Advisory revenues

$
533

$
288

$
918

$
615

Underwriting revenues:

Equity underwriting revenues

419

269

704

533

Fixed income underwriting revenues

521

328

859

624

Total underwriting revenues

940

597

1,563

1,157

Total investment banking revenues

$
1,473

$
885

$
2,481

$
1,772

The following table presents the Company’s volumes of announced and completed mergers and acquisitions, equity and equity-related offerings and fixed income offerings:

Three Months Ended June 30,

Six Months Ended June 30,

2011(1)

2010(1)

2011(1)

2010(1)

(dollars in billions)

Announced mergers and acquisitions(2)

$
106

$
115

$
267

$
180

Completed mergers and acquisitions(2)

173

107

411

170

Equity and equity-related offerings(3)

16

11

29

22

Fixed income offerings(4)

53

48

119

113

(1)
Source: Thomson Reuters, data at July 20, 2011. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or a change in the value of a transaction.

(2)
Amounts include transactions of $100 million or more and exclude terminated transactions.

(3)
Amounts include Rule 144A and public common stock offerings, convertible offerings and rights offerings.

(4)
Amounts include non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Amounts also include publicly registered and Rule 144A issues. Amounts exclude leveraged loans and self-led issuances.

Investment banking revenues for the
quarter ended June 30, 2011 increased 66% from the comparable period in 2010, reflecting higher revenues in all categories—equity and fixed income underwriting transactions and advisory fees. Overall, underwriting revenues of $940 million increased 57% from the quarter ended June 30, 2010. Equity underwriting revenues increased 56% to $419 million, reflecting revenue growth across all regions. Fixed income underwriting revenues increased 59% to $521 million, primarily due to higher loan syndication fees and an increase in non-investment grade bond issuances. Advisory revenues from merger, acquisition and restructuring transactions were $533 million, an increase of 85% from the comparable period of 2010, reflecting higher revenues across all regions.

Investment banking revenues for the six months ended June 30, 2011 increased 40% from the comparable period in 2010, reflecting higher revenues from equity and fixed income underwriting transactions and higher advisory revenues.

Sales
and Trading Revenues.    Sales and trading revenues are composed of Principal transactions—Trading revenues; Commissions; Asset management, distribution and administration fees; and Net interest revenues
(expenses). In assessing the profitability of its sales and trading activities, the Company views these net revenues in the aggregate. In addition, decisions relating to principal transactions are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes,

among other things, an assessment of the potential gain or loss associated with a transaction, including any associated commissions, dividends, the interest income or expense associated with financing or hedging the Company’s positions, and other related expenses. See Note 10 to the condensed consolidated financial statements for further information related to gains (losses) on derivative instruments.

Effective March 31, 2011, the Institutional Securities business segment’s “fixed income” business has been renamed the “fixed income and commodities” business. The interest rate, credit and currency business has been renamed the “fixed income” business. These name changes did not affect current or previously reported results for these businesses.

Total sales and trading revenues decreased 6% in the quarter ended June 30, 2011 from the comparable period of 2010, reflecting lower fixed income sales and trading revenues and higher losses in other sales and trading revenues, partially offset by higher equity sales and trading revenues.

Sales and trading revenues were as follows:

Three Months Ended June 30,

Six Months Ended June 30,

2011

2010(1)

2011

2010(1)

(dollars in millions)

Equity

$
1,853

$
1,415

$
3,555

$
2,834

Fixed income and commodities

2,093

2,332

3,863

5,049

Other(2)

(510
)

(100
)

(968
)

(101
)

Total sales and trading revenues

$
3,436

$
3,647

$
6,450

$
7,782

(1)
All prior-period amounts have been reclassified to conform to the current period’s presentation.

(2)
Other sales and trading net revenues include net gains (losses) from loans and lending commitments and related hedges associated with the Company’s lending activities. Other sales and trading net revenues also included losses on economic hedges related to the Company’s long-term debt and net losses associated with costs related to the amount of liquidity (“negative carry”) in the
Company’s domestic subsidiary banks, Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (formerly, Morgan Stanley Trust FSB) (the “Subsidiary Banks”).

Equity.    Equity sales and trading revenues increased 31% to $1,853 million in the quarter ended June 30, 2011 from the comparable period of 2010. The increase primarily reflected higher revenues in derivatives and equity financing driven by strong client activity and to a lesser extent structured transactions. Prime Brokerage net revenues also increased from the prior year quarter primarily reflecting higher average client balances. Results in equity sales and trading revenues also included positive revenue of $52 million in the quarter ended June 30, 2011 due to the widening of the Company’s credit spreads and other credit factors, resulting in a decrease in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected compared with positive revenue of $129 million in the quarter ended June 30, 2010.

In the quarter ended June 30, 2011, equity sales and trading revenues also reflected unrealized losses of $6 million related to changes in the fair value of net derivative contracts attributable to the widening of counterparties’ credit default swap spreads and other credit factors compared with unrealized losses of $60 million in the quarter ended June 30, 2010. The Company also recorded unrealized gains of $69 million in the quarter ended June 30, 2011 related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s credit default swap spreads and other credit factors compared with unrealized gains of $80 million in the quarter ended June 30, 2010. The unrealized gains and losses on credit default swap spreads do not reflect any gains or losses on related hedging instruments.

Fixed Income and Commodities.    Fixed income and commodities sales and
trading revenues decreased 10% to $2,093 million in the quarter ended June 30, 2011 from the comparable period of 2010. Fixed income product revenues in the quarter ended June 30, 2011 increased 32%, primarily reflecting higher results in credit products due to higher revenues related to structured transactions, partially offset by lower revenues from unfavorable positioning in interest rate products. Fixed income product net revenues in the quarter ended June 30, 2011 were positively impacted by gains of $471 million from Monolines compared with losses of $186 million in the quarter ended June 30, 2010 (see “Executive Summary—Significant
Items—Monoline Insurers” herein for further information). Commodity net revenues decreased 83% in the quarter ended June 30, 2011, primarily due to lower levels of client activity across all sectors. Results in the quarter ended
June 30, 2011 included positive revenue of $192 million due to the widening of the Company’s credit spreads and other credit factors, resulting in a decrease in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes, for which the fair value option was elected compared with positive revenues of $602 million in the quarter ended June 30, 2010.

In the quarter ended June 30, 2011, fixed income and commodities sales and trading revenues reflected net unrealized gains of $129 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ credit default swap spreads and other credit factors compared with unrealized losses of $820 million in the quarter ended June 30, 2010 due to the widening of such spreads and other credit factors. The Company also recorded unrealized gains of $138 million in the quarter ended June 30, 2011 related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s credit default swap spreads and other credit factors compared with gains of $919 million in the quarter ended June 30, 2010. The unrealized gains and losses on credit default swap spreads do not reflect any gains or losses on related hedging instruments.

Other.    In addition to the equity and fixed income and commodities sales and trading revenues discussed above, sales and trading revenues included other trading revenues, consisting of certain activities associated with the Company’s lending activities, losses on economic hedges related to the Company’s long-term debt and negative carry in the Subsidiary Banks. In the quarter ended June 30, 2011, other sales and trading revenues reflected a net loss of $510 million compared with a net loss of $100 million in the quarter ended June 30, 2010. Results in the quarter ended June 30, 2011 included net losses related to negative carry in the Subsidiary Banks and net losses of $252 million associated with loans and lending commitments (mark-to-market valuations and realized losses of $173 million and losses on related hedges of $79 million). The results in the current quarter also reflected net losses on economic hedges related to the Company’s long-term debt compared with net gains in the prior year quarter. Results for the prior year quarter included net losses of $277 million (mark-to-market valuations and realized losses of $388 million, partially offset by gains on related hedges of $111 million) associated with loans and lending commitments. The valuation of these commitments could change in future periods depending on, among other things, the extent that they are renegotiated or repriced or if the associated acquisition transaction does not occur.

Sales and Trading Revenues in the Six Months Ended June 30, 2011.    Total sales and trading revenues decreased 17% in the six months ended June 30, 2011 from the comparable period of 2010, reflecting lower fixed income and commodities sales and trading revenues and higher losses in other sales and trading revenues, partially offset by higher equity sales and trading revenues. Equity sales and trading revenues increased 25% primarily due to higher revenues in the derivatives and cash businesses and higher revenues from prime brokerage. The results in equity sales and trading revenues in the six months ended June 30, 2011 also included positive revenues of $22 million due to the widening of the Company’s debt-related credit spreads and other credit factors compared with positive revenues of $177 million in the six months ended June 30, 2010. Fixed income and commodities sales and trading revenues decreased 23% primarily due to lower revenues in credit, currency and commodity products. The decrease in fixed income and commodities sales and trading revenues in the six months ended June 30, 2011 were also due to the inclusion of positive revenues of only $33 million due to the widening of the Company’s debt-related credit spreads and other credit factors compared with positive revenues of $604 million in the six months ended June 30, 2010.
In the six months ended June 30, 2011, other sales and trading losses were $968 million compared with losses of $101 million in the six months ended June 30, 2010. Results in the six months ended June 30, 2011 included net losses on economic hedges related to the Company’s long-term debt and higher net losses related to negative carry in the Subsidiary Banks, partially offset by lower losses related to certain activities associated with the Company’s corporate lending activities.

Principal Transactions—Investments.    Principal transaction net
investment gains of $150 million and $293 million were recognized in the quarter and six months ended June 30, 2011 compared with net investment losses of $68 million and net investment gains of $106 million in the quarter and six months ended June 30, 2010, respectively. The gains in the quarter ended June 30, 2011 primarily reflected higher equity valuations compared with lower equity valuations in the quarter ended June 30, 2010. The gains in the six months ended June 30, 2011 and June 30, 2010 were primarily due to principal investments in real estate funds and investments associated with certain employee deferred compensation plans.

Other.    Other revenues of $130 million and other losses of $443 million were recognized in the quarter and six months ended June 30, 2011, respectively, compared with other revenues of $51 million and $193 million in the quarter and six months ended June 30, 2010, respectively. The increase in the quarter ended June 30, 2011 was primarily due to higher revenues from equity method investments. The results in the quarter and six months ended June 30, 2011 included pre-tax losses of $17 million and $672 million, respectively, arising from the Company’s 40% stake in MUMSS (see “Executive Summary—Significant
Items—Japanese Securities Joint Venture” herein).

Non-interest Expenses.    Non-interest expenses
increased 28% and 12% in the quarter and six months ended June 30, 2011, respectively. The increase in both periods was primarily due to higher compensation expenses and higher non-compensation expenses. Compensation and benefits expenses increased 37% in the quarter ended June 30, 2011 primarily due to higher net revenues. Compensation and benefits expenses increased 10% in the six months ended June 30, 2011 primarily due to higher net revenues, excluding gains due to the widening of the Company’s credit spreads and other credit factors on long-term and short-term borrowings carried at fair value and a pre-tax loss of $672 million arising from the Company’s 40% stake in MUMSS (see “Executive
Summary—Significant Items—Japanese Securities Joint Venture” herein). Brokerage, clearing and exchange fees increased 10% and 12% in the quarter and six months ended June 30, 2011, respectively, primarily due to higher levels of business activity. Information processing and communications expense increased 12% in both periods, primarily due to ongoing investments in technology. Professional services expense decreased 9% and 10% in the quarter and six months ended
June 30, 2011, respectively, primarily due to lower legal fees and consulting expenses. Other expenses increased 82% and 72% in the quarter and six months ended June 30, 2011, respectively, primarily due to the initial costs of $130 million associated with Morgan Stanley Huaxin Securities Company Limited.

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

Three Months Ended June 30,

Six Months Ended June
30,

2011

2010

2011

2010

(dollars in millions)

Revenues:

Investment banking

$
219

$
201

$
423

$
374

Principal transactions:

Trading

289

249

623

591

Investments

5

—

9

6

Commissions

689

692

1,468

1,374

Asset management, distribution and administration fees

1,781

1,572

3,464

3,200

Other

145

72

236

155

Total non-interest revenues

3,128

2,786

6,223

5,700

Interest income

466

387

920

726

Interest expense

118

99

230

247

Net interest

348

288

690

479

Net revenues

3,476

3,074

6,913

6,179

Compensation and benefits

2,150

1,966

4,275

3,938

Non-compensation expenses

1,004

901

1,968

1,756

Total non-interest expenses

3,154

2,867

6,243

5,694

Income from continuing operations before income taxes

322

207

670

485

Provision for income taxes

138

61

229

125

Income from continuing operations

184

146

441

360

Net income

184

146

441

360

Net income applicable to noncontrolling interests

4

36

78

151

Net income applicable to Morgan Stanley

$
180

$
110

$
363

$
209

Global Wealth Management Group’s net revenues are composed of Transactional, Asset management, Net interest and
Other revenues. Transactional revenues include investment banking, Principal transactions—Trading and Commissions. Asset management revenues include asset management, distribution and administration fees and fees related to the bank deposit program. Net interest revenues include net interest revenues related to the bank deposit program, interest on securities available for sale and all other net interest revenues.

Three Months Ended June 30,

Six Months Ended June 30,

2011

2010

2011

2010

(dollars in millions)

Revenues:

Transactional

$
1,197

$
1,142

$
2,514

$
2,339

Asset management

1,781

1,572

3,464

3,200

Net interest

348

288

690

479

Other

150

72

245

161

Net revenues

$
3,476

$
3,074

$
6,913

$
6,179

Transactional.

Investment Banking.    Investment banking revenues increased 9% and 13% in the quarter and six months ended June 30, 2011, respectively, from the comparable period of 2010, primarily due to higher equity underwriting and unit investment trusts activity, partially offset by lower fixed income underwriting activity.

Principal Transactions—Trading.    Principal transactions—Trading revenues increased 16% and 5% in the quarter and six months ended June 30, 2011, respectively, from the comparable periods of 2010, primarily due to gains related to investments associated with certain employee deferred compensation plans, higher revenues from municipal securities and structured notes, partially offset by lower revenues from corporate equity and government securities.

Commissions.    Commission revenues increased 7% in the six months ended June 30, 2011, from the comparable periods of
2010, primarily due to higher client activity.

Asset Management.

Asset Management, Distribution and Administration Fees. Asset management, distribution and administration fees increased 13% and 8% in the quarter and six months ended June 30, 2011, respectively, from the comparable periods of 2010, primarily due to higher fee-based revenues. Revenues for the six months ended June 30, 2011 were partially offset by the change in classification of the bank deposit program.
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
The Global Wealth Management Group business segment will continue to earn referral fees for deposits placed with Citi depository institutions, and these fees will continue to be recorded in Asset management, distribution and administration fees until the legacy Smith Barney deposits are migrated to the Company’s U.S. depository institutions. The referral fees for deposits were $61 million and $65 million for the quarters ended June 30, 2011 and 2010, respectively, and $126 million and $166 million for the six months ended June 30, 2011 and 2010, respectively.

Balances in the bank deposit program increased
to $110.4 billion at June 30, 2011 from $109.5 billion at June 30, 2010. The unlimited FDIC program expired on June 30, 2010 for deposits held by the Company’s depository institutions. Deposits held by Company-affiliated
FDIC-insured depository institutions were $55.9 billion of the $110.4 billion deposits at June 30, 2011.

Client assets in fee-based
accounts increased to $509 billion and represented 30% of total client assets at June 30, 2011, compared with $396 billion and 26% at June 30, 2010, respectively. Total client asset balances increased to $1,709 billion at June 30,
2011 from $1,500 billion at June 30, 2010, primarily due to improved market conditions and an increase in net new assets. Net new assets for the quarter ended June 30, 2011 were an inflow of $2.9 billion compared with an outflow of
$5.5 billion for the quarter ended June 30, 2010. Client asset balances in households with assets greater than $1 million increased to $1,274 billion at June 30, 2011 from $1,067 billion at June 30, 2010. Global fee-based asset net flows increased to $9.7 billion for the quarter ended June 30, 2011 from $6.3 billion for the quarter ended June 30, 2010.

Net Interest.

Net interest
increased 21% and 44% in the quarter and six months ended June 30, 2011, respectively, from the comparable periods of 2010, primarily resulting from an increase in Interest income due to interest on the securities available for sale portfolio and mortgages. The increase in Interest income for the six months ended June 30, 2011 was also due to a change in classification of the bank deposit program noted above.

Other.

Principal Transactions—Investments.    Principal transaction net investment gains were $5 million and $9 million in the quarter and six months ended June 30, 2011, respectively, compared with net investment gains of $0 and $6 million in the quarter and six months ended June 30, 2010, respectively. The increase primarily reflected gains related to investments associated with certain employee deferred compensation plans compared with such investments in the prior year period.

Other.    Other revenues
were $145 million and $236 million in the quarter and six months ended June 30, 2011, respectively, an increase of 101% and 52% from the quarter and six months ended June 30, 2010, respectively. The increase was primarily due to gains on sales of securities available for sale.

Non-interest Expenses.    Non-interest expenses increased 10% in
the quarter and six months ended June 30, 2011 from the comparable periods of 2010. Compensation and benefits expense increased 9% in the quarter and six months ended June 30, 2011, from the comparable periods of 2010, primarily reflecting higher net revenues, higher expenses associated with certain employee deferred compensation plans and higher amortization of deferred compensation awards. In addition, the quarter and six months ended June 30, 2010 included a pension credit
(see “Executive Summary—Significant Items—Employee Benefit Plans” herein). Non-compensation expenses increased 11% and 12% in the quarter and six months ended June 30, 2011, respectively, from the comparable periods of 2010.
In the quarter and six months ended June 30, 2011, marketing and business development expense increased 17% and 29%, respectively, from the comparable periods of 2010, primarily due to higher costs associated with conferences and seminars.
Professional services expense increased 18% and 25% in the quarter and six months ended June 30, 2011, respectively, from the comparable periods of 2010, primarily due to increased technology consulting costs and sub-advisory fees. Brokerage, clearing and exchange fees increased 18% and 20% in the quarter and six months ended June 30, 2011, respectively, from the comparable periods of 2010, primarily due to higher volumes. Information processing and communications expense increased
9% and 12% in the quarter and six months ended June 30, 2011, respectively, from the comparable periods of 2010, primarily due to higher telecommunications and data storage costs. Other expenses increased 14% and 10% in the quarter and six months ended June 30, 2011, respectively, from the comparable periods of 2010, primarily due to a $45 million increase in the FDIC assessment on deposits and higher bad debt expense. The six months ended June 30, 2011 was also impacted by higher litigation costs, as well as costs associated with printing, taxes, licenses and fees.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

Three Months Ended June 30,

Six Months Ended June 30,

2011

2010

2011

2010

(dollars in millions)

Revenues:

Investment banking

$
3

$
7

$
5

$
7

Principal transactions:

Trading

(11
)

(10
)

(12
)

(11
)

Investments

247

16

429

205

Asset management, distribution and administration fees

413

383

822

797

Other

3

36

45

106

Total non-interest revenues

655

432

1,289

1,104

Interest income

3

3

7

9

Interest expense

13

25

25

50

Net interest

(10
)

(22
)

(18
)

(41
)

Net revenues

645

410

1,271

1,063

Compensation and benefits

285

282

540

557

Non-compensation expenses

195

214

439

418

Total non-interest expenses

480

496

979

975

Income (loss) from continuing operations before income taxes

165

(86
)

292

88

Provision for (benefit from) income taxes

54

(39
)

85

4

Income (loss) from continuing operations

111

(47
)

207

84

Discontinued operations:

Gain from discontinued operations

4

901

9

965

Provision for income taxes

1

360

1

330

Net gain from discontinued operations

3

541

8

635

Net income

114

494

215

719

Net income (loss) applicable to noncontrolling interests

92

(3
)

119

113

Net income applicable to Morgan Stanley

$
22

$
497

$
96

$
606

Amounts applicable to Morgan Stanley:

Income (loss) from continuing operations

$
19

$
(44
)

$
88

$
(29
)

Net gain from discontinued operations

3

541

8

635

Net income applicable to Morgan Stanley

$
22

$
497

$
96

$
606

On March 1, 2011, the Company and the principals of FrontPoint completed a transaction whereby FrontPoint senior management and portfolio managers own a majority equity stake in FrontPoint and the Company retained a minority stake. FrontPoint has replaced the Company’s affiliates as the investment advisor and general partner of the FrontPoint funds. The investment in FrontPoint is accounted for under the equity method of accounting. Prior to March 1, 2011, the Company consolidated FrontPoint. The Company recorded a loss of approximately $20 million related to the writedown of the minority stake investment in FrontPoint for the quarter ended June 30, 2011. The loss was included in Other revenues in the condensed consolidated statements of income.

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

Statistical Data.

The Asset
Management business segment’s period-end and average assets under management or supervision were as follows:

At June 30,

Average For The Three Months Ended June 30,

Average For The Six Months Ended June 30,

2011

2010(1)

2011

2010(1)

2011

2010(1)

(dollars in billions)

Assets under management or supervision by asset class:

Traditional Asset Management:

Equity

$
119

$
87

$
119

$
93

$
116

$
92

Fixed income

61

59

62

60

62

60

Liquidity

72

50

68

51

62

53

Alternatives(2)

18

17

18

17

18

17

Total Traditional Asset Management

270

213

267

221

258

222

Real Estate Investing

17

15

17

15

16

15

Merchant Banking:

Private Equity

9

9

9

9

9

9

FrontPoint(3)

—

7

—

7

2

7

Total Merchant Banking

9

16

9

16

11

16

Total assets under management or supervision

$
296

$
244

$
293

$
252

$
285

$
253

Share of minority stake assets(3)(4)

$
7

$
7

$
7

$
7

$
7

$
7

(1)
All prior-period amounts have been reclassified to conform to the current period’s presentation.

(2)
The alternatives asset class includes a range of investment products such as hedge funds, funds of hedge funds and funds of private equity funds.

(3)
On March 1, 2011, the Company and the principals of FrontPoint completed a transaction whereby FrontPoint senior management and portfolio managers own a majority equity stake in FrontPoint and the Company retains a minority stake. At June 30, 2011, the assets under management attributed to FrontPoint are represented within the share of minority stake assets.

(4)
Amounts represent the Asset Management business segment’s proportional share of assets managed by entities in which it owns a minority stake.

Activity in the Asset Management business segment’s assets under management or supervision during the quarters and six months ended June 30, 2011 and 2010 was as follows:

Three Months Ended June 30,

Six Months Ended June 30,

2011

2010(1)

2011

2010(1)

(dollars in billions)

Balance at beginning of period

$
276

$
255

$
272

$
260

Net flows by asset class:

Traditional Asset Management:

Equity

1

(1
)

4

(1
)

Fixed income(2)

(2
)

(1
)

(3
)

1

Liquidity

17

—

18

(9
)

Alternatives(3)

—

1

—

—

Total Traditional Asset Management

16

(1
)

19

(9
)

Real Estate Investing

—

—

—

1

Merchant Banking:

Private equity

—

—

—

—

FrontPoint(4)

—

—

(2
)

—

Total Merchant Banking

—

—

(2
)

—

Total net flows

16

(1
)

17

(8
)

Net market appreciation (depreciation)

4

(10
)

11

(8
)

Decrease due to FrontPoint transaction

—

—

(4
)

—

Total net increase (decrease)

20

(11
)

24

(16
)

Balance at end of period

$
296

$
244

$
296

$
244

(1)
All prior-period amounts have been reclassified to conform to the current presentation.

(2)
Fixed income outflows for the quarter ended June 30, 2011 includes $1.3 billion due to the revised treatment of assets under management previously reported as a net flow.

(3)
The alternatives asset class includes a range of investment products such as hedge funds, funds of hedge funds and funds of private equity funds.

(4)
The amount for the six months ended June 30, 2011 includes two months of net flows related to FrontPoint, whereas the comparable period in 2010 includes six months of net flows related to FrontPoint. The amount for the quarter ended June 30, 2011 does not include net flows related to FrontPoint, whereas the quarter ended June 30, 2010 includes three months of net flows related to FrontPoint.

Principal Transactions—Investments.    The Company recorded principal transactions net
investment gains of $247 million and $429 million in the quarter and six months ended June 30, 2011, respectively, compared with gains of $16 million and $205 million in the quarter and six months ended June 30, 2010, respectively. The increase in both periods was primarily related to net investment gains associated with the Company’s Real Estate Investing business, as a result of valuation gains within certain consolidated real estate funds sponsored by the Company, as well as net gains on the Company’s Merchant Banking and Traditional Asset Management investments.

Asset Management,
Distribution and Administration Fees.    Asset management, distribution and administration fees increased 8% and 3% in the quarter and six months ended June 30, 2011, respectively, primarily reflecting higher performance fees and fund management and administration fees. The higher fund management and administration fees were driven by an increase in average assets under management.

The Company’s assets under management increased $52 billion from $244 billion at June 30, 2010 to $296 billion at June 30, 2011 reflecting market appreciation and net customer inflows. The
Company recorded net customer inflows of $15.7 billion and $17.1 billion in the quarter and six months ended June 30, 2011, respectively, compared with net outflows of $1.2 billion and $8.0 billion in the quarter and six months ended

June 30, 2010, respectively. The increase in flows for the quarter and six months ended June 30, 2011 reflected the sweep of MSSB client cash balances of approximately $18.5 billion into Morgan Stanley managed liquidity funds.

Other.    Other revenues decreased 92% and 58% in the quarter
and six months ended June 30, 2011, respectively, primarily reflecting a loss of approximately $20 million related to the writedown of the Company’s minority stake investment in FrontPoint (see “Executive Summary—Significant
Items—FrontPoint” herein). The results also included lower revenues associated with the Company’s minority stake investments in Avenue Capital Group, a New York-based investment manager, and Lansdowne Partners, a London-based investment manager.

Non-interest Expenses.    Non-interest expenses decreased 3% in the quarter ended
June 30, 2011 compared with the quarter ended June 30, 2010, primarily reflecting a decrease in Non-compensation expenses. Non-compensation expenses decreased 9% in the quarter ended June 30, 2011 compared with the prior year quarter primarily due to the absence of FrontPoint in the current quarter. Non-compensation expenses increased 5% in the six months ended June 30, 2011 compared with the prior year period due to indemnification losses related to the FrontPoint transaction and higher distribution expenses.

Accounting Developments.

Reconsideration of Effective Control for Repurchase Agreements.

In April 2011, the FASB issued accounting guidance that removes the requirement to consider whether sufficient collateral is held when determining whether to account for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financings. The guidance is effective for the Company prospectively for transactions beginning on January 1, 2012. The Company does not believe the adoption of this accounting guidance will have a material impact on the Company’s condensed consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.

In May 2011, the FASB issued an accounting update that clarifies the existing fair value measurement guidance and changes certain principles or requirements for measuring fair value or disclosing information about fair value measurements. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurement in accordance with U.S. GAAP and International Financial Reporting Standards. The guidance is effective for the Company prospectively beginning on January 1, 2012. The Company is currently evaluating the impact of adopting this accounting guidance on the Company’s condensed consolidated financial statements.

Other Matters.

Real Estate.

The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner. The Company’s real estate investments at June 30, 2011 and December 31, 2010 are described below. Such amounts exclude investments associated with certain employee deferred compensation and co-investment plans.

At June 30, 2011 and December 31, 2010, the condensed consolidated statements of financial condition included amounts representing real estate investment assets of consolidated subsidiaries of approximately $2.0 billion and $1.9 billion, respectively, including noncontrolling interests of approximately $1.6 billion and $1.5 billion, respectively, for a net amount of $0.4 billion. This net presentation is a non-GAAP financial measure that the Company considers to be the most useful measure for the Company and investors to use in assessing the Company’s net exposure. In addition, the Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to real estate investments of $1.0 billion at June 30, 2011 (see Note 11 to the condensed consolidated financial statements).

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

See “Executive Summary—Significant Items—Real Estate Investments” herein for further information.

Japanese Securities Joint Venture.

On May 1, 2010, the Company and MUFG formed a
joint venture in Japan of their respective investment banking and securities businesses. MUFG and the Company have integrated their respective Japanese securities companies by forming two joint venture companies. MUFG contributed the investment banking, wholesale and retail securities businesses conducted in Japan by Mitsubishi UFJ Securities Co., Ltd. into MUMSS. The Company contributed the investment banking operations conducted in Japan by its subsidiary, Morgan Stanley MUFG Securities,
Co., Ltd. (“MSMS”), formerly known as Morgan Stanley Japan Securities Co., Ltd., into MUMSS (MSMS, together with MUMSS, the “Joint Venture”). The Company owns a 40% economic interest in the Joint Venture and MUFG owns a 60%
economic interest in the Joint Venture. The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS, while the Company holds a 51% voting interest and MUFG holds a 49% voting interest in MSMS. The Company continues to consolidate MSMS in its condensed consolidated financial statements and, commencing on May 1, 2010, accounted for its interest in MUMSS as an equity method investment within the Institutional Securities business segment.

During the three and six months ended June 30, 2011, the Company recorded losses of $17 million and $672 million, respectively, arising from the
Company’s 40% stake in MUMSS, recorded within Other revenues in the condensed consolidated statements of income. In order to enhance the risk management at MUMSS, during the six months ended June 30, 2011, the Company entered into a transaction with MUMSS whereby the risk associated with the fixed income trading positions that previously caused the majority of the aforementioned MUMSS losses were transferred to MSMS. In return for entering into the transaction, the Company received total consideration of $659 million, which represented the estimated fair value of the transaction.

MUFG is responsible for ensuring that MUMSS remains adequately capitalized, and the Company is not obligated to contribute additional capital to MUMSS. Because of the losses incurred by MUMSS, MUFG contributed approximately $370 million of capital to MUMSS on April 22, 2011. The MUFG capital injection improved the capital base and restored the capital adequacy ratio of MUMSS. As a result of the capital injection, during the quarter ended June 30, 2011, the Company recorded an increase of approximately $148 million in the carrying amount of the equity method investment in MUMSS, reflecting the Company’s 40% share of the increase in the net asset value of MUMSS, and an increase in the Company’s Paid-in capital of approximately $86 million (after-tax).

During the quarter ended June 30, 2011, the Company performed an impairment review of its equity method investment in MUMSS in view of the deterioration in the financial performance of MUMSS and the earthquake in Japan on March 11, 2011. The Company recorded no other-than-temporary impairment loss at June 30, 2011. Adverse market or economic events, as well as further deterioration of post-earthquake economic performance could result in impairment charges of this investment in future periods.

See Note 19 to the condensed consolidated financial statements and
“Executive Summary—Significant Items” herein for further information.

Institutional Securities.

Sales and Trading Activities-Commodities.    The Company invests and makes markets in
various types of commodities and commodity-related assets or instruments, not in the sense of a traditional market maker as exists in the equity markets in which one would be expected to quote a two-sided market for all relevant products. Rather, the Company conducts these activities as a commodity merchant that provides liquidity to the markets by providing liquidity to clients, customers and counterparties. In connection with the provision of market-making related services, the Company conducts activities that include, but are not limited to: (i) taking positions in anticipation of, and in response to, customer demand to buy or sell, and—depending on the liquidity of the relevant market and the size of the position—holding those positions for a period of time; (ii) managing and assuming basis risk between customized customer risks and the standardized products available in the market to hedge those risks; (iii) building, maintaining, and re-balancing inventory, through trades with other market participants, and engaging in accumulation activities to accommodate anticipated customer demand; (iv) trading in the market to remain current on pricing and trends; and
(v) engaging in arbitrage activities to provide efficiency and liquidity for markets.

Revenue streams are generated by each of
these market-making related activities either individually or in combination with one or more of the other activities as part of an overall portfolio of positions assumed by traders in physical and financial markets. Transaction price spreads to existing market levels together with market movement on the portfolio of managed market risk generate revenue. To a lesser extent, there are also revenue streams from service fees, lease fees, and investment appreciation or depreciation.

Within the commodity sector, the types of other parties that make markets in the same commodities vary by asset class. Further, within each of the commodity asset groups, the types of other parties that make markets vary based on the type of physical or financial instruments in which positions are taken. For example, depending upon the relevant market segment, other parties that make markets in the same commodities or commodity-related instruments include subsidiaries of bank holding companies and foreign banks, major oil companies, energy merchant companies, and non-regulated U.S.-based and foreign owned commodity trading companies.

The Company’s other energy related activities include the production, storage and transportation of several commodities, including crude oil, oil products, natural gas, electric power, emission credits, coal, freight, liquefied natural gas and related products. For example, the Company is an electricity power marketer in the U.S. and owns electricity generating facilities in the
U.S. and Europe.

The Company conducts its other energy related activities through several subsidiaries, including Morgan
Stanley Capital Group Inc., and also participates in these activities through investments in certain non-consolidated entities.

Similar to
its market-making activities, revenue streams are generated by each of these other energy-related activities either individually or in combination with one or more of the other activities as part of an overall portfolio of positions assumed by traders in physical and financial markets.

U.K. Bank Levy.

In July 2011, the U.K. Government enacted legislation imposing a bank levy on relevant liabilities and equities on the consolidated balance sheets of “U.K. Banking Groups,” as defined under the bank levy legislations at December 31, 2011. The Company continues to evaluate the impact of this legislation and expects to incur a charge of approximately $125 million for the full year. Due to the charge being determined on relevant liabilities and equities at December 31, 2011, the final charge may differ from this estimate. The levy is not deductible for U.K. Corporation Tax purposes. The Company will start to accrue this charge in the third quarter of 2011.

Regulatory Outlook.

On July 21,
2010, President Obama signed the Dodd-Frank Act into law. While certain portions of the Dodd-Frank Act were effective immediately, other portions will be effective only following extended transition and implementation periods. At this time, it is difficult to assess fully the impact that the Dodd-Frank Act will have on the Company and on the financial services industry in general. Implementation of the Dodd-Frank Act will be accomplished through numerous rulemakings by multiple governmental agencies. The Dodd-Frank Act also mandates the preparation of studies on a wide range of issues, which could lead to additional legislation or regulatory changes.

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

Other than the following, no other updates were
made to the Company’s supervision and regulation disclosure. For a further discussion regarding the regulatory outlook for the Company, please refer to “Supervision and Regulation” in Part I, Item 1 and
“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Outlook” in Part II, Item 7, included in the Form 10-K.

Scope of Permitted Activities.    The Bank Holding Company Act of 1956, as amended (the “BHC Act”) provides a two-year period from September 21, 2008, the date that the Company became a bank holding company, for the Company to conform its activities to the BHC Act, subject to three one-year extensions that may be granted by the Federal Reserve upon approval of the Company's application. The
Company has received the first of these extensions with respect to certain activities relating to its real estate and other funds businesses. Although conformance activities continue with respect to these businesses, the Company is in the process of seeking a second extension, and it is possible that the Company will be required, in 2012, to seek

Federal Reserve approval for the third additional year permitted by the BHC Act. The Federal Reserve may grant an extension, one year at a time, if it finds that the extension will not be detrimental to the public interest. Based on the real estate and other investments and businesses which are required to be sold, there would be no material adverse impact on the Company's condensed consolidated financial statements.

In addition, the Company is engaged in discussions with the Federal Reserve regarding its commodities activities, as the BHC Act also grandfathers any “activities related to the trading, sale or investment in commodities and underlying physical properties,” provided that the Company was engaged in “any of such activities as of September 30, 1997 in the
United States” and provided that certain other conditions that are within the Company’s reasonable control are satisfied. If the Federal Reserve were to determine that any of the Company’s commodities activities did not qualify for the BHC Act grandfather exemption, then the Company would likely be required to divest any such activities that did not otherwise conform to the BHC Act by the end of any extensions of the grace period. At this time the Company does not believe, based on its interpretation of applicable law, that any such required divestment would have a material adverse impact on its condensed consolidated financial statements.

Critical Accounting Policies.

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 1 to the condensed consolidated financial statements). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K and Note 2 to the condensed consolidated financial statements), the following involve a higher degree of judgment and complexity.

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

Level 3 Assets and
Liabilities.    The Company’s Level 3 assets before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $36.3 billion and $34.9 billion at June 30, 2011 and
December 31, 2010, respectively, and represented approximately 12% and 10% at June 30, 2011 and December 31, 2010, respectively, of the assets measured at fair value (4% of total assets at June 30, 2011 and December 31,
2010). Level 3 liabilities before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $9.5 billion and $8.5 billion at June 30, 2011 and December 31, 2010, respectively, and represented approximately 4% of the Company’s liabilities measured at fair value.

Transfers In/Out of Level 3 During the Quarter Ended
June 30, 2011.    During the quarter ended June 30, 2011, the Company reclassified approximately $1.2 billion of certain Corporate and other debt, primarily corporate loans, from Level 3 to Level 2. The Company reclassified the corporate loans as external prices and/or spread inputs for these instruments became observable.

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

The Balance Sheet.

The
Company actively monitors and evaluates the composition and size of its balance sheet. A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets increased to $830,747 million at
June 30, 2011 from $807,698 million at December 31, 2010. The increase in total assets was primarily due to securities financing activities.

The Company’s assets and liabilities are primarily related to transactions attributable to sales and trading and securities financing activities. At June 30, 2011, securities financing assets and liabilities were $394 billion and $323 billion, respectively. At December 31, 2010, securities financing assets and liabilities were $358 billion and $321 billion, respectively. Securities financing transactions include repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Note 2 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K). Securities sold under agreements to repurchase and
Securities loaned were $169 billion at June 30, 2011 and averaged $195 billion and $197 billion during the quarter and six months ended June 30, 2011, respectively. Securities purchased under agreements to resell and Securities borrowed were $313 billion at June 30, 2011 and averaged $319 billion and $309 billion during the quarter and six months ended June 30, 2011, respectively.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer owned securities, and customer cash, which is segregated according to regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage clients. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets were $16 billion and $17 billion at June 30, 2011 and December 31, 2010, respectively, recorded in accordance with accounting guidance for the transfer of financial assets that represented offsetting assets and liabilities for fully collateralized non-cash loan transactions.

The following table sets forth the Company’s tangible common equity and Tier 1 common ratios at
June 30, 2011 and December 31, 2010 and average balances during the six months ended June 30, 2011:

Balance at

Average Balance(1)

June 30, 2011

December 31, 2010

For the Six Months Ended June 30,
2011

(dollars in millions, except ratio data)

Common equity

$
58,199

$
47,614

$
48,870

Preferred equity

1,508

9,597

8,441

Morgan Stanley shareholders’ equity

59,707

57,211

57,311

Junior subordinated debentures issued to capital trusts

4,826

4,817

4,832

Less: Goodwill and net intangible assets(2)

(6,860
)

(6,947
)

(6,898
)

Tangible Morgan Stanley shareholders’ equity

$
57,673

$
55,081

$
55,245

Common equity

$
58,199

$
47,614

$
48,870

Less: Goodwill and net intangible assets(2)

(6,860
)

(6,947
)

(6,898
)

Tangible common equity(3)

$
51,339

$
40,667

$
41,972

Tier 1 common ratio(4)

14.6
%

10.5
%

N/M

N/M
– Not meaningful.

(1)
The Company calculates its average balances based upon month-end balances.

(2)
Goodwill and net intangible assets exclude mortgage servicing rights (net of disallowable mortgage servicing rights) of $120 million and $141 million at June 30,
2011 and December 31, 2010, respectively, and include only the Company’s share of MSSB’s goodwill and intangible assets.

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

Balance Sheet and Funding Activity for the Six Months Ended June 30,
2011.

During the six months ended June 30, 2011, the Company issued notes with a principal amount of approximately $23 billion.
In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.1 years at June 30, 2011. Subsequent to June 30, 2011 and through July 31, 2011, the Company’s long-term borrowings (net of repayments) increased by approximately
$1.5 billion.

At June 30, 2011, the aggregate outstanding principal amount of the Company’s senior indebtedness was approximately
$187 billion (including guaranteed obligations of the indebtedness of subsidiaries) compared with $183 billion at December 31, 2010. The increase in the amount of senior indebtedness was primarily due to foreign currency translation adjustments.

MUFG Stock Conversion.

As previously disclosed, on April 21, 2011, MUFG and the Company announced that they had entered into an agreement to convert MUFG’s outstanding Series B Preferred Stock in the Company into the
Company’s common stock. On June 30, 2011, the Company and MUFG completed the conversion (see “Executive Summary—Significant Items—MUFG Stock Conversion” herein).

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

At June 30, 2011, the Company had approximately $1.6 billion remaining under its current share repurchase program out of the $6 billion authorized by the Board in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases by the Company are subject to regulatory approval. During the quarter and six months ended June 30, 2011, the Company did not repurchase common stock as part of its capital management share repurchase program (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

The Board determines the declaration and payment of dividends on a quarterly basis. In July 2011, the Company announced that its Board declared a quarterly dividend per common share of $0.05. The Company also announced that the Board declared a quarterly dividend of $252.78 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25278) and a quarterly dividend of $25.00 per share of Series C Non-Cumulative Non-Voting Perpetual Preferred Stock. As a result of the recently completed MUFG stock conversion (see “Executive Summary—Significant
Items—MUFG Stock Conversion” herein), MUFG did not receive the previously declared dividend that would otherwise have been payable on July 15, 2011 in respect of the Series B Preferred Stock.

Required Capital.

Beginning with the
quarter ended June 30, 2010, the Company’s capital estimation is based on the Required Capital Framework, an internal capital adequacy measure. This framework is a risk-based internal use of capital measure, which is compared with the
Company’s regulatory Tier 1 capital to help ensure the Company maintains an amount of risk-based going concern capital after absorbing potential losses from extreme stress events at a point in time. The difference between the Company’s
Tier 1 capital and aggregate Required Capital is the Company’s Parent capital. Average Tier 1 capital, Required Capital and Parent capital for the quarter ended June 30, 2011 was approximately $50.6 billion, $29.9 billion and $20.7 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, including Basel III, organic growth, acquisitions and other capital needs.

Tier 1 capital and common equity attribution to the business segments is based on capital usage calculated by Required Capital. In principle, each business segment is capitalized as if it were an independent operating entity with limited diversification benefit between the business segments. Required Capital is assessed at each business segment and further attributed to product lines. This process is intended to align capital with the risks in each business segment in order to allow senior management to evaluate returns on a risk-adjusted basis. The Required Capital Framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. During 2011, the Company will continue to evaluate the framework with respect to the impact of future regulatory requirements, as appropriate.

For a further discussion of the Company’s Tier 1 capital, see “Regulatory Requirements”
herein.

The following table presents the Company’s and business segments’ average Tier 1 capital and average common equity for the quarter ended June 30, 2011 and the quarter ended March 31, 2011.

Three Months Ended June 30, 2011

Three Months Ended March 31, 2011

Average Tier 1 Capital

Average Common Equity

Average Tier 1 Capital

Average Common Equity

(dollars in billions)

Institutional Securities

$
25.1

$
22.1

$
23.0

$
20.7

Global Wealth Management Group

3.4

7.1

3.1

6.7

Asset Management

1.4

2.0

1.4

1.9

Parent capital

20.7

18.4

21.8

18.8

Total

$
50.6

$
49.6

$
49.3

$
48.1

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

The CFP is produced at the Parent and major operating subsidiary levels, as well as at major currency levels, to capture specific cash requirements and cash availability across the Company. The CFP assumes the subsidiaries will use their own liquidity first to fund their obligations before drawing liquidity from the Parent company. The CFP also assumes that the Parent will support its subsidiaries and will not have access to their liquidity reserves if there are any regulatory, legal or tax constraints.

At June 30, 2011, the
Company maintained sufficient liquidity to meet funding and contingent obligations as modeled in its liquidity stress tests.

Global Liquidity Reserve.

The
Company maintains sufficient liquidity reserves (“Global Liquidity Reserve”) to cover daily funding needs and meet strategic liquidity targets sized by the CFP. The Global Liquidity Reserve is held within the Parent company and operating subsidiaries. The Company’s Global Liquidity Reserve is comprised of highly liquid and diversified assets including cash and cash equivalents, and unencumbered highly liquid securities such as U.S. government securities, U.S. agency securities,
U.S. agency mortgage-backed securities, FDIC-guaranteed corporate debt and non-U.S. government securities.

Global Liquidity Reserve by
Type of Investment

The table below summarizes the Company’s Global Liquidity Reserve by type of investment:

At June 30, 2011

(dollars in billions)

Cash deposits with banks

$
13

Cash deposits with central banks

31

Unencumbered highly liquid securities:

U.S. Government obligations

69

U.S. agency and agency MBS

44

Non-U.S. sovereign obligations(1)

16

Investments in money market funds

1

Other investment grade securities

8

Global Liquidity Reserve

$
182

(1)
At June 30, 2011, approximately 80% of Non-U.S. sovereign obligations were rated AAA.

The ability to monetize assets during the start of a liquidity crisis is critical. The Company believes that the assets held in the Global Liquidity Reserve can be monetized within five business days in a stressed environment given the highly liquid and diversified nature of the reserves.

The currency composition of the Global Liquidity Reserve is consistent with the CFP. The Company’s funding requirements and target liquidity reserves may vary based on changes to the level and composition of its balance sheet, subsidiary-funding needs, timing of specific transactions, client financing activity, market conditions and seasonal factors.

In addition to the Global Liquidity Reserve, the Company has other unencumbered assets that are available for monetization and the Company has not included these balances in the table above.

Global Liquidity Reserve Held by the Parent and Operating Subsidiaries

The table below summarizes the Global Liquidity Reserve held by the Parent and operating subsidiaries:

At June 30, 2011

At March 31, 2011

Average Balance(1)

For the Three Months Ended June 30, 2011

For the Three Months Ended March 31, 2011

(dollars in billions)

Parent

$
82

$
77

$
76

$
77

Non-Bank Subsidiaries:

Domestic

13

8

12

8

Foreign

24

24

22

22

Total Non-Bank Subsidiaries

37

32

34

30

Bank Subsidiaries:

Domestic

57

57

56

59

Foreign

6

6

6

6

Total Bank Subsidiaries

63

63

62

65

Total

$
182

$
172

$
172

$
172

(1)
The Company calculates the average global liquidity reserve based upon daily amounts.

As mentioned previously in the Contingency Funding Plan section, the CFP assumes that the Parent will support its subsidiaries and will not have access to their liquidity reserves if there are any regulatory, legal or tax constraints.

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

The Company’s goal is to achieve an optimal mix of secured and unsecured funding while ensuring continued growth in stable funding sources. The Institutional Securities business segment emphasizes the use of collateralized short-term borrowings to limit the growth of short-term unsecured funding, which is generally more subject to disruption during periods of financial stress. The ability to fund less liquid assets on a secured basis may be impaired in a stress environment. To manage this risk, the Company obtains longer-term secured financing for less liquid assets and has minimal reliance on overnight financing. At June 30, 2011, the weighted average maturity of the Company’s secured financing against less liquid collateral was greater than 120 days. The Company defines less liquid collateral as those that are not consistent with the standards of the Global Liquidity Reserve. In addition, the Company minimizes refinancing risk by diversifying across both counterparties and maturities. The Company holds a portion of its Global
Liquidity Reserve against a potential disruption to its secured financing capabilities. This potential disruption may be in the form of additional margin or reduced capacity to refinance maturing trades. The Company continues to extend the tenor of secured financing for less liquid collateral and seeks to build a sufficient buffer to offset the risks discussed above.

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

Temporary Liquidity Guarantee Program
(“TLGP”).    In October 2008, the Secretary of the U.S. Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991, and the FDIC announced the TLGP. Based on the Final Rule adopted on
November 21, 2008, the TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Company) between October 14, 2008 and
June 30, 2009. Of the $23.8 billion issued under the TLGP, $5.5 billion (including $1.7 billion of debt buybacks) were retired through the six months ended June 30, 2011.

Short-Term Borrowings.    The Company’s unsecured short-term borrowings consist of commercial paper, bank loans, bank notes and structured notes with maturities of
12 months or less at issuance.

The table below summarizes the Company’s short-term unsecured borrowings:

At June 30, 2011

At December 31, 2010

(dollars in millions)

Commercial paper

$
865

$
945

Other short-term borrowings

2,701

2,311

Total

$
3,566

$
3,256

Deposits.    The Company’s bank subsidiaries’ funding sources include bank deposits, repurchase agreements, federal funds purchased, certificates of deposit, money market deposit accounts, commercial paper and Federal Home Loan Bank advances.

Deposits were as follows:

At June 30, 2011(1)

At December 31, 2010(1)

(dollars in millions)

Savings and demand deposits

$
62,000

$
59,856

Time deposits(2)

3,525

3,956

Total

$
65,525

$
63,812

(1)
Total deposits insured by the FDIC at June 30, 2011 and December 31, 2010 were $49 billion and $48 billion, respectively.

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

Long-Term Borrowings.    The Company uses a variety of long-term debt funding sources to generate liquidity, taking CFP requirements into consideration. In addition, the issuance of long-term debt allows the Company to reduce reliance on short-term credit sensitive instruments (e.g., commercial paper and other unsecured short-term borrowings). Long-term borrowings are generally structured to ensure staggered maturities, thereby mitigating refinancing risk, and to maximize investor diversification through sales to global institutional and retail clients. Availability and cost of financing to the
Company can vary depending on market conditions, the volume of certain trading and lending activities, the Company’s credit ratings and the overall availability of credit. During the six months ended June 30, 2011, the Company issued notes with a principal amount of approximately $23 billion.

The Company may from time to time engage in various transactions in the credit markets
(including, for example, debt repurchases) that it believes are in the best interests of the Company and its investors. During the six months ended June 30, 2011, approximately $24 billion in aggregate long-term borrowings were repaid.

Long-term borrowings at June 30, 2011 consisted of the following:

Parent

Subsidiaries

Total

(dollars in millions)

Due in 2011

$
9,689

$
1,460

$
11,149

Due in 2012

35,364

845

36,209

Due in 2013

27,653

831

28,484

Due in 2014

20,858

1,108

21,966

Due in 2015

18,044

3,977

22,021

Thereafter

73,880

2,397

76,277

Total

$
185,488

$
10,618

$
196,106

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

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business segment, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit rating downgrade. At June 30, 2011, the amount of additional collateral or termination payments that could be called by counterparties under the terms of such agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was $1,245 million. A total of $3,258 million in collateral or termination payments could be called in the event of a two-notch downgrade.

Also, the Company is required to pledge additional collateral to certain exchanges and clearing organizations in the event of a credit rating downgrade. At June 30, 2011, the increased collateral requirement at certain exchanges and clearing organizations was $178 million in the event of a one-notch downgrade of the Company’s long-term credit rating. A total of $1,371 million of collateral is required in the event of a two-notch downgrade.

The liquidity impact of additional collateral requirements is accounted for in the Company’s CFP.

At July 31, 2011, the Company’s and Morgan Stanley Bank, N.A.’s senior unsecured ratings were as set forth below:

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

A-1

A+

Negative

Off-Balance Sheet Arrangements with Unconsolidated Entities.

The Company enters into various arrangements with unconsolidated entities, including VIEs, primarily in connection with its Institutional Securities business segment. See “Off-Balance Sheet Arrangements with Unconsolidated Entities” included in Part II, Item 7, of the Form 10-K for further information.

See Note 11 to the condensed consolidated financial statements for further information on Guarantees.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at June 30, 2011 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Years to Maturity

Less than 1

1-3

3-5

Over 5

Total at June 30, 2011

(dollars in millions)

Letters of credit and other financial guarantees obtained to satisfy collateral requirements

$
1,220

$
2

$
11

$
—

$
1,233

Investment activities

1,255

359

87

262

1,963

Primary lending commitments—investment grade(1)

14,074

20,494

18,138

508

53,214

Primary lending commitments—non-investment grade

3,023

4,545

7,824

3,121

18,513

Secondary lending commitments(2)

53

250

56

130

489

Commitments for secured lending transactions

278

322

231

—

831

Forward starting reverse repurchase agreements(3)

69,474

—

—

—

69,474

Commercial and residential mortgage-related commitments

583

14

103

588

1,288

Underwriting commitments

76

—

—

—

76

Other commitments

235

212

2

—

449

Total

$
90,271

$
26,198

$
26,452

$
4,609

$
147,530

(1)
This amount includes commitments to asset-backed commercial paper conduits of $275 million at June 30, 2011, of which $138 million have maturities of less than one year and $137 million of which have maturities of one to three years.

(2)
These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 3 to the condensed consolidated financial statements).

(3)
The Company enters into forward starting securities purchased under agreements to resell (agreements that have a trade date as of or prior to June 30, 2011 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and at June 30, 2011,
$67.5 billion settled within three business days.

Regulatory Requirements.

Capital.

The Company is a
financial holding company under the BHC Act and is subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for the Company, including well-capitalized standards, and evaluates the
Company’s compliance with such capital requirements. The Office of the Comptroller of the Currency establishes similar capital requirements and standards for the Company’s national bank subsidiaries (see “Other Matters—Regulatory
Outlook” herein).

The Company calculates its capital ratios and RWAs in accordance with the capital adequacy standards for financial holding companies adopted by the Federal Reserve. These standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. In
December 2007, the U.S. banking regulators published final regulation incorporating the Basel II Accord, which requires internationally active banking organizations, as well as certain of their U.S. bank subsidiaries, to implement Basel II standards over the next several years. The timeline set out in December 2007 for the implementation of Basel II in the U.S. may be impacted by the developments concerning Basel III described below. Starting July 2010, the Company has been reporting on a parallel basis under the current regulatory capital regime (Basel I) and Basel II. During the parallel run period, the Company continues to be subject to Basel I but simultaneously calculates its risks under Basel II. The Company reports the capital ratios under both of these standards to the regulators. There will be at least four quarters of parallel reporting before the Company enters the three-year transitional period to implement Basel II standards. In addition, under provisions of the Dodd-Frank Act, the generally applicable capital standards, which are currently based on Basel I standards, but may themselves change over time, will serve as a permanent floor to minimum capital requirements calculated under the Basel II standard the Company is currently required to implement, as well as future capital standards.

Basel III contains new capital standards that raise the quality of capital and strengthen counterparty credit risk capital requirements and introduces a leverage ratio as a supplemental measure to the risk-based ratio. Basel III includes a new capital conservation buffer, which imposes a common equity requirement above the new minimum that can be depleted under stress, subject to restrictions on capital distributions, a new additional loss absorbency capital requirement for global systematically important financials institutions and a new countercyclical buffer which regulators can activate during periods of excessive credit growth in their jurisdiction. The Basel III proposals complement an earlier proposal for revisions to the Market Risk Framework that increases capital requirements for securitizations within the Company’s trading book. In 2011, the U.S. regulators have issued proposed rules that are intended to implement certain aspects of the Market Risk Framework proposals. The U.S. regulators will require implementation of Basel III subject to an extended phase-in period.

Under the Basel Committee’s proposed framework, based on a preliminary analysis of the guidelines published to date, the Company estimates its Tier
1 common ratio will be in a range between 8% and 10% by the end of 2012. This is a preliminary estimate and may change based on guidelines for implementation to be issued by the Federal Reserve.

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
This definition of Tier 1 common equity may evolve in the future as regulatory rules may be implemented based on a final proposal regarding noncontrolling interest as initially presented by the Basel Committee. For the discussion of Tier 1 common equity, see “The Balance Sheet” herein.

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

At June 30, 2011, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 16.7% and total capital to RWAs of 18.3% (6% and 10% being well-capitalized for regulatory purposes, respectively). In addition, financial holding companies are also subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the year.

The following table reconciles the Company’s total shareholders’ equity to Tier 1 and Total capital as defined by the regulations issued by the Federal Reserve and presents the Company’s consolidated capital ratios at June 30, 2011 and December 31, 2010:

At June 30, 2011

At December 31 2010

(dollars in millions)

Allowable capital

Tier 1 capital:

Common shareholders’ equity

$
58,199

$
47,614

Qualifying preferred stock

1,508

9,597

Qualifying restricted core capital elements

9,400

12,924

Less: Goodwill

(6,744
)

(6,739
)

Less: Non-servicing intangible assets

(4,355
)

(4,526
)

Less: Net deferred tax assets

(5,510
)

(3,984
)

Less: After-tax debt valuation adjustment

(54
)

(20
)

Other deductions

(1,437
)

(1,986
)

Total Tier 1 capital

51,007

52,880

Tier 2 capital:

Other components of allowable capital:

Qualifying subordinated debt and restricted core capital elements

5,356

2,412

Other qualifying amounts

32

82

Other deductions

(637
)

(897
)

Total Tier 2 capital

4,751

1,597

Total allowable capital

$
55,758

$
54,477

Total risk weighted assets

$
304,759

$
329,560

Capital ratios

Total capital ratio

18.3
%

16.5
%

Tier 1 capital ratio

16.7
%

16.1
%

Tier 1 leverage ratio

6.0
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

At June 30, 2011, the Company calculated its RWAs in accordance with the regulatory capital requirements of the Federal Reserve, which is consistent with guidelines described under Basel I. RWAs reflect both on and off-balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations. RWAs decreased from December 31, 2010 to June 30, 2011 as a result of a combination of business mix, analytics and collateral changes.

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
Generally, the Company incurs market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of the Company’s VaR for market risk exposures is generated. In addition, the Company incurs trading related market risk within the Global Wealth Management Group business segment. The Asset Management business segment incurs principally non-trading market risk primarily from capital investments in real estate funds and investments in private equity vehicles. Regarding sales and trading and related activities, the Company is exposed to concentration risk in certain of its OTC derivatives portfolios related to the additional cost of closing out particularly large risk positions. For a further discussion of the Company’s Market Risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

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

The Company’s VaR model evolves over time in response to changes in the composition of trading portfolios and to improvements in modeling techniques and systems capabilities. The Company is committed to continuous review and enhancement of VaR methodologies and assumptions in order to capture evolving risks associated with changes in market structure and dynamics. As part of regular process improvement, additional systematic and name-specific risk factors may be added to improve the VaR model’s ability to more accurately estimate risks to specific asset classes or industry sectors. Additionally, the Company continues to evaluate enhancements to the VaR model to make it more responsive to recent market conditions, while maintaining a longer-term perspective.

The Company also performs routine stress testing to more
comprehensively monitor the risks in the portfolio. Morgan Stanley utilizes Stress VaR (“S-VaR”), which is a proprietary methodology that seeks to measure both the Company’s market and credit risks, while adjusting for the different liquidity characteristics of the underlying risks (in contrast to traditional VaR measures which are typically calculated using the same horizon for all risks). It is an important metric used in establishing the Company’s risk tolerance and its capital allocation framework. Further information on S-VaR can be found in “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

Since the reported VaR statistics are estimates based on historical positions and market data, VaR should not be viewed as predictive of the
Company’s future revenues or financial performance or of its ability to monitor and manage risk. There can be no assurance that the Company’s actual losses on a particular day will not exceed the VaR amounts indicated below or that such losses will not occur more than five times in 100 trading days for a 95%/one-day VaR. VaR does not predict the magnitude of losses which, should they occur, may be significantly greater than the VaR amount.

The table below presents VaR for the Company’s Trading portfolio, on a quarter-end, quarterly average and quarterly high and low basis (see Table 1 below). The VaR that would result if the Company were to adopt alternative parameters for its calculations, such as a higher confidence level for the VaR statistic (99% rather than 95%) or a shorter historical time series of market data (one year rather than four years), are also disclosed (see Table 2 below).

The Company’s Trading
VaR includes mark-to-market lending exposures and associated hedges. In addition, counterparty credit valuation adjustments and related hedges are also included in Trading VaR.

Trading Risks.

The table below presents the Company’s 95%/one-day Trading VaR:

Table 1: 95% Total Trading VaR

95%/One-Day VaR for the Quarter Ended June 30, 2011

95%/One-Day VaR for the Quarter Ended March 31, 2011

Primary Market Risk Category

Period End

Average

High

Low

Period End

Average

High

Low

(dollars in millions)

Interest rate and credit spread

$
116

$
131

$
146

$
116

$
123

$
105

$
131

$
91

Equity price

31

31

37

26

29

28

33

23

Foreign exchange rate

23

20

26

12

19

18

27

10

Commodity price

32

30

35

27

30

33

44

26

Less Diversification benefit(1)(2)

(73
)

(67
)

N/A

N/A

(67
)

(63
)

N/A

N/A

Total Trading VaR

$
129

$
145

$
168

$
128

$
134

$
121

$
145

$
103

(1)
Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four primary risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

(2)
N/A—Not Applicable. The minimum and maximum VaR values for the Total and each of the four risk categories might have occurred on different days during the quarter and therefore the Diversification benefit is not an applicable measure.

The Company’s average Trading VaR for the quarter
ended June 30, 2011 was $145 million compared with $121 million for the quarter ended March 31, 2011. The increase was driven by the interest rate and credit spread asset class.

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

Table 2 presents the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (95% versus 99%) for the VaR statistic or a shorter historical time series (four-year versus one-year) for market data upon which it bases its simulations. The four-year VaR measure continues to reflect the high market volatilities experienced in the latter half of 2007 through 2008, while the one-year VaR is no longer affected by these phenomena.

Table 2: 95% and 99% Average Trading VaR with Four-Year / One-Year Historical Time Series

95% Average One-Day VaR for the Quarter
Ended June 30, 2011

99% Average One-Day VaR for the Quarter
Ended June 30, 2011

Primary Market Risk Category

Four-Year Factor History

One-Year Factor History

Four-Year Factor History

One-Year Factor History

(dollars in millions)

Interest rate and credit spread

$
131

$
86

$
240

$
149

Equity price

31

26

44

37

Foreign exchange rate

20

17

34

34

Commodity price

30

22

50

35

Less Diversification benefit(1)

(67
)

(50
)

(99
)

(77
)

Total Trading VaR

$
145

$
101

$
269

$
178

(1)
Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four primary risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

Distribution of VaR Statistics and Net Revenues for the quarter ended June 30, 2011.

As shown in Table 1, the Company’s average 95%/one-day Trading VaR for the quarter ended June 30, 2011 was $145 million. The histogram below presents the distribution of the Company’s daily
95%/one-day Trading VaR for the quarter ended June 30, 2011. The most frequently occurring value was between $145 million and $150 million, while for approximately 72% of trading days during the quarter, VaR ranged between $135 million and $155 million.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the
Company’s potential volatility of net revenue is to compare the VaR with actual trading revenue. Assuming no intra-day trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the year is 13, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the accuracy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results for both the Company as well as individual business units. For days where losses exceed the 95% or 99% VaR statistic, the Company examines the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results.

The histogram below shows the distribution of daily net trading revenue for the quarter ended June 30, 2011 for the Company’s trading businesses (these figures include revenue from the counterparty portfolio and also include net interest and non-agency commissions but exclude certain non-trading revenues such as primary, fee-based and prime brokerage revenue credited to the trading businesses). During the quarter ended June 30, 2011, the Company experienced net trading losses on 8 days, none of which were in excess of the 95%/one-day Trading VaR.
The lack of realized trading losses that exceeded the VaR statistic over recent history is largely due to the inclusion of the high market volatilities experienced in the latter half of 2007 through 2008 in the calculation of the VaR statistic, while recent realized market volatilities have been more subdued.

Non-Trading Risks.

The Company believes that sensitivity analysis is an appropriate representation of the Company’s non-trading risks. Reflected below is this analysis, which covers substantially all of the non-trading risk in the Company’s portfolio.

Counterparty Exposure Related to the Company’s Own Spread.

The credit spread risk relating to the Company’s own mark-to-market derivative counterparty exposure is managed separately from VaR. The credit spread risk sensitivity of this exposure corresponds to an increase in value of approximately $8 million for each 1 basis point widening in the Company’s credit spread level for both June 30, 2011 and March 31, 2011.

Funding Liabilities.

The credit spread
risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $12 million and $13 million for each 1 basis point widening in the Company’s credit spread level at June 30,
2011 and March 31, 2011, respectively.

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

For
non-interest-bearing positions and for interest-sensitive positions that are not mark-to-market, the Company measures the incremental impact of the funding expense or coupon accrual over the next 12 months. For interest rate-sensitive positions that are mark-to-market, the sensitivities include the income impact of the instantaneous yield curve shock on the present value of the positions. For interest rate derivatives that are perfect economic hedges to non-mark-to-market assets or liabilities, the disclosed sensitivities include only the impact of the coupon accrual mismatch. This treatment mitigates the effects caused by the measurement basis differences between the economic hedge and the corresponding hedged instrument.

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

June 30, 2011

March 31, 2011

+100 basis points

+200 basis points

+100 basis points

+200 basis points

(dollars in millions)

Impact on income from continuing operations before income taxes

$
619

$
1,215

$
543

$
1,090

Impact on income from continuing operations before income taxes excluding Citi’s shares of MSSB(1)

424

832

365

730

(1)
Reflects the exclusion of the portion of income from continuing operations before taxes associated with MSSB’s noncontrolling interest in the joint venture.

Principal Investments.

The Company makes investments in both public and private companies. These investments are predominantly equity positions with long investment horizons, the majority of which are for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net revenues associated with a 10% decline in asset values.

10% Sensitivity

Investments

June 30, 2011

March 31, 2011

(dollars in millions)

Investments related to Asset Management activities:

Hedge fund investments

$
158

$
178

Private equity and infrastructure funds

122

114

Real estate funds

116

113

Other investments:

Mitsubishi UFJ Financial Group JV

127

110

Other Company investments

300

302

Credit Risk.

For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A of
the Form 10-K.

Credit Exposure—Corporate Lending.    In connection with certain of its Institutional
Securities business segment activities, the Company provides loans or lending commitments (including bridge financing) to selected corporate clients. Such loans and lending commitments can generally be classified as either
“relationship-driven” or “event-driven”. These loans and lending commitments have varying terms, may be senior or subordinated, may be secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated, traded or hedged by the Company.

“Relationship-driven”
loans and lending commitments are generally made to expand business relationships with select clients. Commitments associated with “relationship-driven” activities may not be indicative of the Company’s actual funding requirements, as the commitment may expire unused or the borrower may not fully utilize the commitment. The Company may hedge its exposures in connection with “relationship-driven” transactions, and commitments may be subject to conditions including financial covenants. These loans are carried either at fair value with changes in fair value recorded in earnings or amortized cost in the condensed consolidated statements of financial condition.

“Event-driven” loans and lending commitments refer to activities associated with a particular event or transaction, such as to support client merger, acquisition or recapitalization activities. Commitments associated with these “event-driven” activities may not be indicative of the Company’s actual funding requirements since funding is contingent upon a proposed transaction being completed. In addition, the borrower may not fully utilize the commitment or the Company’s portion of the commitment may be reduced through the syndication or sales process. The “event-driven” loans are typically syndicated or sold to third party institutional investors. The Company may have a custodial relationship with these institutional investors, for instance, prime brokerage clients. The borrower’s ability to draw on the commitment is also subject to certain terms and conditions, among other factors. The Company risk manages its exposures in connection with “event-driven” transactions through various means, including syndication, distribution and/or hedging. The Company’s
“event-driven” loans and lending commitments consist of term loans, bridge loans and revolving lines of credit. These loans are carried at fair value in the condensed consolidated statements of financial condition with changes in fair value recorded in earnings.

At June 30, 2011, the aggregate amount of investment grade loans was $7.2 billion and the aggregate amount of non-investment grade loans was $7.0 billion. In connection with these corporate lending activities (which include corporate funded loans and lending commitments), the Company had hedges (which include “single name,” “sector” and “index” hedges) with a notional amount of $34.0 billion related to the total corporate lending exposure of $86.0 billion at June 30, 2011.

The table below also presents the
Company’s credit exposure from its corporate lending positions and lending commitments at June 30, 2011. The “total corporate lending exposure” column includes both lending commitments and funded loans. Lending commitments represent legally binding obligations to provide funding to clients at June 30, 2011 for both “relationship-driven” and “event-driven” lending transactions. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements.

Corporate Lending Commitments
and Funded Loans at June 30, 2011

Credit Rating(1)

Years to Maturity

Total Corporate Lending Exposure(2)

Corporate Lending Exposure at Carrying Value(3)

Corporate Lending Commitments(4)

Less than 1

1-3

3-5

Over 5

(dollars in millions)

AAA

$
805

$
368

$
89

$
—

$
1,262

$
—

$
1,262

AA

3,370

3,500

3,240

93

10,203

1,001

9,202

A

6,452

7,850

5,831

65

20,198

2,727

17,471

BBB

5,198

11,897

11,251

430

28,776

3,497

25,279

Investment grade

15,825

23,615

20,411

588

60,439

7,225

53,214

Non-investment grade

3,604

6,335

11,261

4,359

25,559

7,046

18,513

Total

$
19,429

$
29,950

$
31,672

$
4,947

$
85,998

$
14,271

$
71,727

(1)
Obligor credit ratings are determined by the Credit Risk Management Department.

(2)
Total corporate lending exposure represents the Company’s potential loss assuming the fair value of funded loans and lending commitments was zero.

(3)
The Company’s corporate lending exposure carried at fair value includes $14.3 billion of funded loans and $0.8 billion of lending commitments recorded in Financial instruments owned and Financial instruments sold, not yet purchased, respectively, in the condensed consolidated statements of financial condition at June 30, 2011. The Company’s corporate lending exposure carried at amortized cost includes $0.8 billion of funded loans and $0.8 billion of unfunded loans recorded in Loans and Other Liabilities and accrued expenses, respectively in the condensed consolidated statements of financial condition. See Notes 7 and 11 to the condensed consolidated financial statements for information on corporate loans and corporate lending commitments, respectively.

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

“Event-Driven” Loans and Lending Commitments at June 30, 2011.

Included in the total corporate lending exposure amounts in the table above at June 30, 2011 is “event-driven” exposure of $11.1 billion composed of funded loans of $2.0 billion and lending commitments of $9.1 billion. Included in the “event-driven” exposure at June 30, 2011 were $7.2 billion of loans and lending commitments to non-investment grade borrowers. The maturity profile of the “event-driven” loans and lending commitments at June 30, 2011 was as follows: 52% will mature in less than 1 year, 9% will mature within 1 to 3 years, 9% will mature within 3 to 5 years, and 30% will mature in over 5 years.

At June 30, 2011, $224 million of the Company’s “event-driven” loans were on non-accrual basis. These loans primarily are those the
Company originated prior to the financial crisis in 2008 and was unable to sell or syndicate due to the financial crisis. For loans carried at fair value that are on non-accrual status, interest income is recognized on a cash basis.

Activity associated with the corporate “event-driven” lending exposure during the six months ended
June 30, 2011 was as follows (dollars in millions):

“Event-driven” lending exposures at December 31, 2010

$
5,409

Closed commitments

10,266

Net reductions, primarily through syndication or sales

(4,527
)

Mark-to-market adjustments

(52
)

“Event-driven” lending exposures at June 30, 2011

$
11,096

Credit Exposure—Derivatives.    For credit exposure information on the
Company’s OTC derivative products, see Note 10 to the condensed consolidated financial statements.

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

The Company actively
monitors its counterparty credit risk related to credit derivatives. A majority of the Company’s counterparties are banks, broker-dealers, insurance and other financial institutions, and Monolines. Contracts with these counterparties do not include ratings-based termination events but do include provisions related to counterparty rating downgrades, which may result in additional collateral being required by the Company. For further information on the Company’s exposure to
Monolines, see “Executive Summary—Significant Items—Monoline Insurers” in Part I, Item 2 herein. The master agreements with these Monoline counterparties are generally unsecured, and the few ratings-based triggers (if any)
generally provide the Company the ability to terminate only upon significant downgrade. As with all derivative contracts, the Company considers counterparty credit risk in the valuation of its positions and recognizes credit valuation adjustments as appropriate within Principal transactions—Trading.

The following table summarizes the key characteristics of the Company’s credit derivative portfolio by counterparty at June 30, 2011. The fair values shown are before the application of any counterparty or cash collateral netting:

At June 30, 2011

Fair Values(1)

Notionals

Receivable

Payable

Net

Beneficiary

Guarantor

(dollars in millions)

Banks and securities firms

$
95,146

$
89,566

$
5,580

$
2,432,370

$
2,414,276

Insurance and other financial institutions

13,517

11,949

1,568

418,536

442,502

Monolines(2)

3,343

—

3,343

25,322

—

Non-financial entities

280

223

57

5,990

3,848

Total

$
112,286

$
101,738

$
10,548

$
2,882,218

$
2,860,626

139

(1)
The Company’s credit default swaps are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 14% of receivable fair values and 8% of payable fair values represent Level 3 amounts.

(2)
Credit derivatives used to hedge the Company’s credit exposure to Monolines (including derivative counterparty exposure) are included in the table based on the counterparties writing such hedges. None of these hedges are written by other Monolines.

See Note 10 to the condensed
consolidated financial statements for further information on credit derivatives.

Country Exposure—Exposure to European
Peripherals.    In connection with certain of its Institutional Securities business segment activities, the Company has exposure to European peripheral countries, which are defined as exposures in Greece, Ireland, Italy,
Portugal and Spain. At June 30, 2011, gross funded exposure before the benefit of hedges was approximately $5 billion and net funded exposure after hedges was approximately $2 billion. Gross funded exposure includes obligations from sovereign governments, corporations, and financial institutions. In addition to the gross funded exposure, at June 30, 2011, the Company had European peripheral country exposure for overnight deposits with banks of approximately $2 billion and unfunded loans to corporations of approximately $1.5 billion.

Country Exposure—Corporate Lending and OTC Derivative
products.    At June 30, 2011 primarily based on the domicile of the counterparty, approximately 6% of the Company’s credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivative contracts) was to emerging markets, and no one emerging market country accounted for more than approximately 1% of the Company’s credit exposure.

The Company defines emerging markets to include generally all countries where the economic, legal and political systems are transitional and in the process of developing into more transparent and accountable systems that are consistent with advanced countries.

The following tables
show the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by country at June 30, 2011:

Country

Corporate Lending Exposure(1)

United States

62
%

United Kingdom

8

Germany

6

France

3

Netherlands

2

Canada

2

Luxembourg

2

Spain

2

Other

13

Total

100
%

Country

OTC
Derivative Products(1)(2)

United States

35
%

United Kingdom

10

Cayman Islands

8

Italy

8

Germany

3

France

3

Netherlands

2

Canada

2

Australia

2

Japan

2

Luxembourg

2

Chile

2

Austria

2

Other

19

Total

100
%

(1)
Credit exposure amounts are based on the domicile of the counterparty.

(2)
Credit exposure amounts do not reflect the offsetting benefit of financial instruments that the Company utilizes to hedge credit exposure arising from OTC derivative products.

Industry Exposure—Corporate Lending and OTC Derivative products.    The
Company also monitors its credit exposure to individual industries for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivative contracts.

The following tables show the Company’s percentage of credit exposure from its primary corporate loans and lending commitments and OTC derivative products by industry at June 30, 2011:

Industry

Corporate Lending Exposure

Utilities

10
%

Energy

10

Financial institutions(1)

9

Pharmaceutical and healthcare

9

Technology

7

Chemicals, metals, mining and other materials

6

Telecommunications services

6

Media-related entities

6

Capital goods

5

Insurance

4

Food, beverage and tobacco

4

Transportation

3

Banks

3

Real estate

3

Other

15

Total

100
%

Industry

OTC Derivative Products

Financial institutions(1)

28
%

Sovereign governments

13

Insurance

11

Banks

11

Utilities

8

Regional governments

6

Energy

6

Chemicals, metals, mining and other materials

3

Pharmaceutical and healthcare

3

Other

11

Total

100
%

(1)
Percentage reflects credit exposures from special purpose entity vehicles, other diversified financial service entities and mutual and pension funds, exchanges and clearinghouses, and private equity and real estate funds.

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

Three Months Ended June 30, 2011

Average Weekly Balance

Interest

Annualized Average Rate

(dollars in millions)

Assets

Interest earning assets:

Financial instruments owned(1):

U.S.

$
124,225

$
592

1.9
%

Non-U.S.

132,668

334

1.0

Securities available for sale:

U.S.

26,899

96

1.4

Loans:

U.S.

11,812

77

2.6

Non-U.S.

171

6

14.2

Interest bearing deposits with banks:

U.S.

43,834

12

0.1

Non-U.S.

15,001

31

0.8

Federal funds sold and securities purchased under agreements to resell and Securities borrowed:

U.S.

222,620

(57
)

(0.1
)

Non-U.S.

96,348

387

1.6

Other:

U.S.

45,473

426

3.8

Non-U.S.

17,660

53

1.2

Total

$
736,711

$
1,957

1.1
%

Non-interest earning assets

138,191

Total assets

$
874,902

Liabilities and Equity

Interest bearing liabilities:

Deposits:

U.S.

$
63,974

$
60

0.4
%

Non-U.S.

92

—

—

Commercial paper and other short-term borrowings:

U.S.

1,307

2

0.6

Non-U.S.

2,067

9

1.8

Long-term debt:

U.S.

187,432

1,285

2.8

Non-U.S.

7,365

7

0.4

Financial instruments sold, not yet purchased(1):

U.S.

36,686

—

—

Non-U.S.

73,101

—

—

Securities sold under agreements to repurchase and Securities loaned:

U.S.

114,917

191

0.7

Non-U.S.

79,965

491

2.5

Other:

U.S.

89,654

(159
)

(0.7
)

Non-U.S.

38,882

143

1.5

Total

$
695,442

$
2,029

1.2

Non-interest bearing liabilities and equity

179,460

Total liabilities and equity

$
874,902

Net interest income and net interest rate spread

$
(72
)

(0.1
)%

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

Interest earning assets:

Financial instruments owned(1):

U.S.

$
141,597

$
860

2.5
%

Non-U.S.

105,566

199

0.8

Securities available for sale:

U.S.

18,726

55

1.2

Loans:

U.S.

7,231

65

3.7

Non-U.S.

198

5

10.2

Interest bearing deposits with banks:

U.S.

34,480

18

0.2

Non-U.S.

22,123

24

0.4

Federal funds sold and securities purchased under agreements to resell and Securities borrowed:

U.S.

204,316

27

0.1

Non-U.S.

106,595

148

0.6

Other:

U.S.

30,103

399

5.4

Non-U.S.

19,805

(53
)

(1.1
)

Total

$
690,740

$
1,747

1.0
%

Non-interest earning assets

141,711

Total assets

$
832,451

Liabilities and Equity

Interest bearing liabilities:

Deposits:

U.S.

$
64,928

$
78

0.5
%

Non-U.S.

78

—

—

Commercial paper and other short-term borrowings:

U.S.

1,736

2

0.5

Non-U.S.

1,321

1

0.3

Long-term debt:

U.S.

182,847

1,151

2.6

Non-U.S.

4,807

3

0.3

Financial instruments sold, not yet purchased(1):

U.S.

15,999

—

—

Non-U.S.

69,840

—

—

Securities sold under agreements to repurchase and Securities loaned:

U.S.

139,046

196

0.6

Non-U.S.

77,445

227

1.2

Other:

U.S.

89,027

(209
)

(1.0
)

Non-U.S.

33,510

157

1.9

Total

$
680,584

$
1,606

1.0

Non-interest bearing liabilities and equity

151,867

Total liabilities and equity

$
832,451

Net interest income and net interest rate spread

$
141

—
%

(1)
Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income.

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Average Balances and Interest Rates and Net Interest Income

Six Months Ended June 30, 2011

Average Weekly Balance

Interest

Annualized Average Rate

(dollars in millions)

Assets

Interest earning assets:

Financial instruments owned(1):

U.S.

$
122,604

$
1,322

2.2
%

Non-U.S.

126,796

523

0.8

Securities available for sale:

U.S.

27,011

191

1.4

Loans:

U.S.

11,388

148

2.6

Non-U.S.

183

11

12.2

Interest bearing deposits with banks:

U.S.

46,160

24

0.1

Non-U.S.

14,812

53

0.7

Federal funds sold and securities purchased under agreements to resell and Securities borrowed:

U.S.

214,927

(3
)

—

Non-U.S.

93,836

608

1.3

Other:

U.S.

43,273

694

3.3

Non-U.S.

17,400

240

2.8

Total

$
718,390

$
3,811

1.1
%

Non-interest earning assets

136,894

Total assets

$
855,284

Liabilities and Equity

Interest bearing liabilities:

Deposits:

U.S.

$
62,809

$
126

0.4
%

Non-U.S.

865

—

—

Commercial paper and other short-term borrowings:

U.S.

1,040

4

0.8

Non-U.S.

2,207

14

1.3

Long-term debt:

U.S.

186,742

2,589

2.8

Non-U.S.

7,049

15

0.4

Financial instruments sold, not yet purchased(1):

U.S.

29,792

—

—

Non-U.S.

67,662

—

—

Securities sold under agreements to repurchase and Securities loaned:

U.S.

115,917

378

0.7

Non-U.S.

80,972

777

1.9

Other:

U.S.

87,898

(365
)

(0.8
)

Non-U.S.

36,370

344

1.9

Total

$
679,323

$
3,882

1.2

Non-interest bearing liabilities and equity

175,961

Total liabilities and equity

$
855,284

Net interest income and net interest rate spread

$
(71
)

(0.1
)%

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

Interest earning assets:

Financial instruments owned(1):

U.S.

$
148,208

$
1,835

2.5
%

Non-U.S.

103,253

355

0.7

Securities available for sale:

U.S.

11,738

65

1.1

Loans:

U.S.

7,042

129

3.7

Non-U.S.

203

11

11.0

Interest bearing deposits with banks:

U.S.

34,880

41

0.2

Non-U.S.

21,088

42

0.4

Federal funds sold and securities purchased under agreements to resell and Securities borrowed:

U.S.

204,157

60

0.1

Non-U.S.

110,044

265

0.5

Other:

U.S.

29,137

740

5.2

Non-U.S.

19,960

(60
)

(0.6
)

Total

$
689,710

$
3,483

1.0
%

Non-interest earning assets

142,836

Total assets

$
832,546

Liabilities and Equity

Interest bearing liabilities:

Deposits:

U.S.

$
64,134

$
160

0.5
%

Non-U.S.

97

—

—

Commercial paper and other short-term borrowings:

U.S.

1,625

4

0.5

Non-U.S.

1,037

2

0.4

Long-term debt:

U.S.

185,833

2,227

2.4

Non-U.S.

4,576

6

0.3

Financial instruments sold, not yet purchased(1):

U.S.

15,043

—

—

Non-U.S.

67,754

—

—

Securities sold under agreements to repurchase and Securities loaned:

U.S.

142,331

342

0.5

Non-U.S.

77,508

366

1.0

Other:

U.S.

86,533

(260
)

(0.6
)

Non-U.S.

34,672

127

0.7

Total

$
681,143

$
2,974

0.9

Non-interest bearing liabilities and equity

151,403

Total liabilities and equity

$
832,546

Net interest income and net interest rate spread

$
509

0.1
%

(1)
Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income.

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Rate/Volume Analysis

The following tables set forth an analysis of the effect on net interest income of volume and rate changes:

Three Months Ended June 30, 2011 versus Three Months Ended June 30, 2010

Increase (decrease) due to change in:

Volume

Rate

Net change

(in millions)

Interest earning assets

Financial instruments owned:

U.S.

$
(106
)

$
(162
)

$
(268
)

Non-U.S.

51

84

135

Securities available for sale:

U.S.

24

17

41

Loans:

U.S.

41

(29
)

12

Non-U.S.

(1
)

2

1

Interest bearing deposits with banks:

U.S.

5

(11
)

(6
)

Non-U.S.

(8
)

15

7

Federal funds sold and securities purchased under agreements to resell and Securities borrowed:

U.S.

2

(86
)

(84
)

Non-U.S.

(14
)

253

239

Other:

U.S.

205

(178
)

27

Non-U.S.

6

100

106

Change in interest income

$
205

$
5

$
210

Interest bearing liabilities

Deposits:

U.S.

$
(1
)

$
(17
)

$
(18
)

Non-U.S.

—

—

—

Commercial paper and other short-term borrowings:

U.S.

—

—

—

Non-U.S.

1

7

8

Long-term debt:

U.S.

29

105

134

Non-U.S.

2

2

4

Securities sold under agreements to repurchase and Securities loaned:

U.S.

(34
)

29

(5
)

Non-U.S.

7

257

264

Other:

U.S.

(1
)

51

50

Non-U.S.

24

(38
)

(14
)

Change in interest expense

$
27

$
396

$
423

Change in net interest income

$
178

$
(391
)

$
(213
)

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

	Six Months Ended June 30, 2011 versus Six Months Ended June 30, 2010
	Increase (decrease) due to change in:
	Volume	Rate	Net change
	(in millions)
Interest earning assets
Financial instruments owned:
U.S.	$(317)	$(196)	$(513)
Non-U.S.	81	87	168
Securities available for sale:
U.S.	85	41	126
Loans:
U.S.	80	(61)	19
Non-U.S.	(1)	1	—
Interest bearing deposits with banks:
U.S.	13	(30)	(17)
Non-U.S.	(12)	23	11
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	3	(66)	(63)
Non-U.S.	(39)	382	343
Other:
U.S.	358	(404)	(46)
Non-U.S.	8	292	300

Change in interest income	$259	$69	$328

Interest bearing liabilities
Deposits:
U.S.	$(3)	$(31)	$(34)
Non-U.S.	—	—	—
Commercial paper and other short-term borrowings:
U.S.	(1)	1	—
Non-U.S.	2	10	12
Long-term debt:
U.S.	11	351	362
Non-U.S.	3	6	9
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(63)	99	36
Non-U.S.	16	395	411
Other:
U.S.	(4)	(101)	(105)
Non-U.S.	6	211	217

Change in interest expense	$(33)	$941	$908

Change in net interest income	$292	$(872)	$(580)

Part II—Other Information.

Item 1.	Legal Proceedings.

In addition to the matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”), the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (the “First Quarter Form 10-Q”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K and the First Quarter Form 10-Q or concern new actions that have been filed since the first quarter Form 10-Q:

Residential Mortgage and Credit Crisis Related Matters.

Class Actions.

On June 9, 2011, plaintiffs in Joel Stratte-McClure, et al. v. Morgan Stanley, et al., filed a Second Amended Complaint in response to the court’s order of April 4, 2011.

On July 21, 2011, the court presiding over In re Washington Mutual, Inc. Securities Litigation issued an order preliminarily approving the settlement of this litigation by the Company and other defendants.

On July 27, 2011, the court presiding over In re: Lehman Brothers Equity/Debt Securities Litigation issued an opinion granting in part and denying in part the underwriter defendants’ motion to dismiss the current amended complaint.

Other Litigation.

On May 25, 2011, the court presiding over Citibank, N.A. v. Morgan Stanley & Co. International, PLC issued an order denying the Company’s motion for summary judgment and granting Citibank, N.A.’s cross motion for summary judgment. On June 27, 2011, the court entered a final judgment against the Company for approximately $269 million plus post-judgment interest. On June 27, 2011, the Company filed a notice of appeal with United States Court of Appeals for the Second Circuit.

By orders dated June 23, 2011 and July 18, 2011, the court presiding over Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. denied defendants’ omnibus motion to dismiss the Amended Complaint. The Company’s individual motion to dismiss remains pending before the court.

On May 26, 2011, the court presiding over MBIA Insurance Corporation v. Morgan Stanley, et al. partially denied the Company’s motion to dismiss. On June 28, 2011, the Company filed a notice appealing this decision to the Appellate Division of the New York Supreme Court, First Department.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in New York State Supreme Court styled Allstate Insurance Company v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiffs by the Company was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates.

On July 7, 2011, the appellate court in China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. affirmed the lower court’s decision denying the Company’s motion to dismiss.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiffs by the Company was approximately $130 million. The complaint raises claims under the Ohio Securities Act and federal securities laws and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates.

Item 1A.	Risk Factors.

Concerns regarding downgrade of the U.S. credit rating and the sovereign debt crisis in Europe could have a material adverse effect on our business, financial condition and liquidity.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics. This downgrade could have material adverse impacts on financial markets and economic conditions in the United

States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. In particular, it could disrupt payment systems, money markets, long-term or short-term fixed income markets, foreign exchange markets, commodities markets and equity markets and adversely affect the cost and availability of funding and certain impacts, such as increased spreads in money market and other short term rates, have been experienced already as the market anticipated the downgrade. In addition, it could adversely affect our credit ratings, as well as those of our clients and/or counterparties and could require us to post additional collateral on loans collateralized by U.S. Treasury securities. Because of the unprecedented nature of negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global markets and our business, financial condition and liquidity are unpredictable and may not be immediately apparent.

In addition, global markets and economic conditions have been negatively impacted by the ability of certain European Union (“EU”) member states to service their sovereign debt obligations. The continued uncertainty over the outcome of the EU governments’ financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. In particular, it has and could in the future disrupt equity markets and result in volatile bond yields on the sovereign debt of EU members. These factors could have an adverse effect on our business, financial condition and liquidity. In particular, in connection with certain of our Institutional Securities business segment activities, we have exposure to European peripheral countries, which are defined as exposures in Greece, Ireland, Italy, Portugal and Spain. At June 30, 2011, gross funded exposure before the benefit of hedges to European peripheral countries was approximately $5 billion and net funded exposure after hedges was approximately $2 billion. Gross funded exposure includes obligations from sovereign governments, corporations, and financial institutions. In addition to the gross funded exposure, at June 30, 2011, the Company had European peripheral country exposure for overnight deposits with banks of approximately $2 billion and unfunded loans to corporations of approximately $1.5 billion.

The financial services industry is subject to extensive regulation, which is undergoing major changes that will impact our business.

As a major financial services firm, we are subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by regulators and exchanges in each of the major markets where we operate. We also face the risk of investigations and proceedings by governmental and self-regulatory agencies in all countries in which we conduct our business. Interventions by authorities may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In addition to the monetary consequences, these measures could, for example, impact our ability to engage in, or impose limitations on, certain of our businesses. The number of these investigations and proceedings, as well as the amount of penalties and fines sought, has increased substantially in recent years with regard to many firms in the financial services industry, including us. Significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause us significant reputational harm, which could seriously harm our business. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) also provides a bounty to whistleblowers who present the Securities and Exchange Commission (“SEC”) with information related to securities laws violations that leads to a successful enforcement action. As a result of this bounty, we may face an increased number of investigations by the SEC.

In response to the financial crisis, legislators and regulators, both in the U.S. and worldwide, have adopted, or are currently considering enacting, financial market reforms that have resulted and could result in major changes to the way our global operations are regulated. In particular, as a result of the Dodd-Frank Act, we are subject to significantly revised and expanded regulation and supervision, to new activities limitations, to a systemic risk regime which will impose especially high capital and liquidity requirements, and to comprehensive new derivatives regulation. Additional restrictions on our activities would result if we were to no longer meet certain capital or management requirements at the financial holding company level. Certain portions of the Dodd-Frank Act were effective immediately, while other portions will be effective only following extended transition periods, but many of these changes could in the future materially impact the profitability of our businesses, the value of assets we hold, expose us to additional costs, require changes to business practices or force us to discontinue businesses, could adversely affect our ability to pay dividends, or could require us to raise capital, including in ways that may adversely impact our shareholders or creditors.

For example, the Volcker Rule provision of the Dodd-Frank Act will have an impact on us, including potentially limiting various aspects of our business. With respect to the “proprietary trading” prohibition of the Volcker Rule, we have previously announced plans to dispose of our in-house proprietary quantitative trading unit, Process-Driven Trading (“PDT”), in 2012. For the year ended December 31, 2010, PDT did not have a material impact on our financial condition, results of operations and liquidity. We have also previously exited other standalone proprietary trading businesses (defined as those businesses that were dedicated solely to investing our capital), and we are continuing to liquidate legacy positions related to those businesses. Beyond the restriction on standalone proprietary trading businesses, any additional limitations will depend on the details of agency rulemaking, which have not been published. Given the lack of clarity, we are unable to identify which other parts of our business will or might be defined to be “proprietary trading” or, even if defined as “proprietary trading,” whether we would benefit from a “permitted activity” exception, such as market-making or hedging. We are closely monitoring regulatory developments related to the Volcker Rule, and when the regulations are final, we will be in a position to complete a review of our relevant activities and make plans to implement compliance with the Volcker Rule, which will likely not require full conformance until July 2014, subject to extensions.

Holding large and concentrated positions may expose us to losses.

Concentration of risk may reduce revenues or result in losses in our market-making, investing, block trading, underwriting and lending businesses in the event of unfavorable market movements. We commit substantial amounts of capital to these businesses, which often results in our taking large positions in the securities of, or making large loans to, a particular issuer or issuers in a particular industry, country or region. For example, our exposure to monoline insurers (“Monolines”) at June 30, 2011 includes $1.7 billion of bonds that are insured by Monolines and $1.6 billion of positive net derivative counterparty exposure (principally MBIA Insurance Corporation). Our hedging program for Monoline counterparty exposure continues to become more costly and difficult to effect because of the basis risk (risk associated with imperfect hedging) between the Monoline counterparty exposure and the related hedges. The quarter and six months ended June 30, 2011 included gains of $471 million and $153 million, respectively, compared with losses of $186 million and $330 million, respectively, in the prior year comparative periods. Although we proactively manage our Monoline exposure, as market conditions continue to evolve, significant additional gains or losses could be incurred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Significant Items—Monoline Insurers” in Part I, Item 2, herein.

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

Our debt ratings also can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as over-the-counter (“OTC”) derivative transactions, including credit derivatives and interest rate swaps. In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business segment, we may be required to provide additional collateral to certain counterparties in the event of a credit ratings downgrade. At June 30, 2011, the amount of additional collateral or termination payments that could be called by counterparties under the terms of such agreements in the event of a one-notch downgrade of our long-term credit rating was $1,245 million. A total of $3,258 million in collateral or termination payments could be called in the event of a two-notch downgrade. In addition, we may be required to pledge additional collateral to certain exchanges and clearing organizations in the event of a credit ratings downgrade. At June 30, 2011, the increased collateral requirement at certain exchanges and clearing organizations was $178 million in the event of a one-notch downgrade of our long-term credit rating. A total of $1,371 million of collateral is required in the event of a two-notch downgrade.

The rating agencies are considering the impact of the Dodd-Frank Act’s resolution authority provisions on large banking institutions and it is possible that they could downgrade our ratings and those of similar institutions.

We have incurred, and may continue to incur, significant losses in the real estate sector.

We finance and acquire principal positions in a number of real estate and real estate-related products for our own account, for investment vehicles managed by affiliates in which we also may have a significant investment, for separate accounts managed by affiliates and for major participants in the commercial and residential real estate markets. At June 30, 2011, the condensed consolidated statements of financial condition included amounts representing real estate investment assets of consolidated subsidiaries of approximately $2.0 billion, net of noncontrolling interests of approximately $1.6 billion. In addition, we had contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to real estate investments of $1.0 billion at June 30, 2011.

We also originate loans secured by commercial and residential properties. Further, we securitize and trade in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate and commercial assets and products, including residential and commercial mortgage-backed securities. These businesses have been, and may continue to be, adversely affected by the downturn in the real estate sector. In connection with these activities, we have provided, or otherwise agreed to be responsible for, certain representations and warranties. Under certain circumstances, we may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. Between 2004 and June 30, 2011, we sponsored approximately $147 billion of residential mortgage-backed securities (“RMBS”) primarily containing U.S. residential loans. Of that amount, we made representations and warranties concerning approximately $46 billion of loans and agreed to be responsible for the representations and warranties made by third-party sellers, many of which are now insolvent, on approximately $21 billion of loans. At June 30, 2011, the current unpaid principal balance (“UPB”) for all the residential assets subject to such representations and warranties was approximately $25.1 billion and the cumulative losses associated with U.S. RMBS were approximately $9.6 billion. We did not make, or otherwise agree to be responsible, for the representations and warranties made by third party sellers on approximately $80 billion of residential loans that we securitized during that time period. We have not sponsored any U.S. RMBS transactions since 2007.

We have also made representations and warranties in connection with our role as an originator of certain commercial mortgage loans that we securitized in commercial mortgage-backed securities (“CMBS”). Between 2004 and 2010, we originated approximately $43 billion and $29 billion of U.S. and non-U.S. commercial mortgage loans, respectively, that were placed into CMBS sponsored by us. At June 30, 2011, the current UPB for all U.S. commercial mortgage loans subject to such representations and warranties was $36.6 billion. At June 30, 2011, the current UPB for all non-U.S. commercial mortgage loans, subject to such representations and warranties was approximately $17 billion.

Recently, the level of litigation activity focused on residential mortgage and credit crisis-related matters has increased materially in the financial services industry. As a result, we expect that we may become the subject of increased claims for damages and other relief regarding residential mortgages and related securities in the future. We continue to monitor our real estate-related activities in order to manage our exposures and potential liability from these markets and businesses. See “Legal Proceedings—Residential Mortgage and Credit Crisis Related Matters” in Part II, Item 1 herein. For a discussion of additional risk factors affecting the Company, see also “Risk Factors” in Part I, Item 1A of the Form 10-K.

We may be unable to fully capture the expected value from acquisitions, joint ventures, minority stakes and strategic alliances.

In connection with past or future acquisitions, joint ventures (including Morgan Stanley Smith Barney Holdings LLC) or strategic alliances (including with Mitsubishi UFJ Financial Group, Inc. (“MUFG”)), we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with clients, trading counterparties and business partners. In the case of joint ventures and minority stakes, we are subject to additional risks and uncertainties because we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

For example, the ownership arrangements relating to the Company’s joint venture in Japan with MUFG of their respective investment banking and securities businesses are complex. MUFG and the Company have integrated their respective Japanese securities businesses by forming two joint venture companies, Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) and Morgan Stanley MUFG Securities, Co., Ltd. (“MSMS”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Japanese Securities Joint Venture” in Part I, Item 2 herein. For the quarter ended March 31, 2011, the Company recorded a loss of $655 million arising from its 40% stake in MUMSS related to certain fixed income trading positions at MUMSS, which is a subsidiary of MUFG that is controlled and risk managed by MUFG. As a result of this loss, during the quarter ended March 31, 2011, the Company entered into a transaction with MUMSS, whereby the fixed income trading positions that previously caused the majority of the aforementioned MUMSS losses were transferred to MSMS, a subsidiary of the Company that is controlled and risk managed by the Company. While MUFG contributed $370 million in capital to MUMSS in connection with the trading losses and has or will take certain other actions, including the replacement of certain management personnel and enhancement of risk management processes and controls, additional losses could be incurred by MUMSS in the future.

In addition, conflicts or disagreements between us and any of our joint venture partners may negatively impact the benefits to be achieved by the relevant joint venture.

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

See also “Risk Factors” in Part I, Item 1A of the Form 10-K and “Supervision and Regulation” in Part I, Item 1 of the 2010 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended June 30, 2011.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
(April 1, 2011—April 30, 2011)

Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	91,393	$27.09	—	—

Month #2
(May 1, 2011—May 31, 2011)

Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	119,198	$24.98	—	—

Month #3
(June 1, 2011—June 30, 2011)

Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	216,857	$23.34	—	—

Total

Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	427,449	$24.60	—	—

(A)	On December 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $6 billion of the Company’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Company are subject to regulatory approval.
(B)	Includes: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee and director stock compensation plans) who exercised options; (2) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; (3) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units, and (4) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset the cash payment for fractional shares. The Company’s employee and director stock compensation plans provide that the value of the shares withheld, delivered or attested shall be valued using the fair market value of the Company’s common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

Item 6.	Exhibits.

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
Paul C. Wirth Deputy Chief Financial Officer

Date: August 8, 2011

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended June 30, 2011

Exhibit No.	Description

2.1	Amended and Restated Joint Venture Contribution and Formation Agreement dated as of May 29, 2009 by and among Citigroup Inc. and Morgan Stanley and Morgan Stanley Smith Barney Holdings LLC (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated May 29, 2009).

2.2	Integration and Investment Agreement, dated as of March 30, 2010 by and between Mitsubishi UFJ Financial Group, Inc. and Morgan Stanley.

10.1	Amendment to Morgan Stanley 401(k) Plan, dated as of June 1, 2011.

10.2	Amendment to Morgan Stanley 401(k) Savings Plan, dated as of June 1, 2011.

10.3	Amendment to Morgan Stanley Supplemental Executive Retirement and Excess Plan, dated as of June 1, 2011.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated August 8, 2011, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition—June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Income—Three and Six Months Ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Comprehensive Income—Three and Six Months Ended June 30, 2011 and 2010, (iv) the Condensed Consolidated Statements of Cash Flows—Six Months Ended June 30, 2011 and 2010, (v) the Condensed Consolidated Statements of Changes in Total Equity—Six Months Ended June 30, 2011 and 2010, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

E-1