Form 10-Q
period 2011-09-30
MORGAN STANLEY
filed 2011-11-07
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, there were 1,927,402,132 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2011

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

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Cash and due from banks ($362 and $297 at September 30, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities generally not available to the Company)	$12,255	$7,341
Interest bearing deposits with banks	41,652	40,274
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	30,864	19,180
Financial instruments owned, at fair value (approximately $132,554 and $129,969 were pledged to various parties at September 30, 2011 and December 31, 2010, respectively):
U.S. government and agency securities	43,104	48,446
Other sovereign government obligations	34,779	33,908
Corporate and other debt ($3,440 and $3,816 at September 30, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities, generally not available to the Company)	76,143	88,154
Corporate equities ($0 and $625 at September 30, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities, generally not available to the Company)	47,194	68,416
Derivative and other contracts	54,412	51,292
Investments ($1,814 and $1,873 at September 30, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities, generally not available to the Company)	8,323	9,752
Physical commodities	10,296	6,778

Total financial instruments owned, at fair value	274,251	306,746
Securities available for sale, at fair value	27,697	29,649
Securities received as collateral, at fair value	10,899	16,537
Federal funds sold and securities purchased under agreements to resell	169,824	148,253
Securities borrowed	123,904	138,730
Receivables:
Customers	34,175	35,258
Brokers, dealers and clearing organizations	11,063	9,102
Fees, interest and other	9,392	9,790
Loans (net of allowances of $18 and $82 at September 30, 2011 and December 31, 2010, respectively)	13,453	10,576
Other investments	4,811	5,412
Premises, equipment and software costs (net of accumulated depreciation of $4,722 and $4,476 at September 30, 2011 and December 31, 2010, respectively) ($324 and $321 at September 30, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities, generally not available to the Company)	6,511	6,154
Goodwill	6,709	6,739
Intangible assets (net of accumulated amortization of $865 and $605 at September 30, 2011 and December 31, 2010, respectively) (includes $133 and $157 at fair value at September 30, 2011 and December 31, 2010, respectively)	4,370	4,667
Other assets ($346 and $118 at September 30, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities, generally not available to the Company)	13,109	13,290

Total assets	$794,939	$807,698

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

(dollars in millions, except share data)

(unaudited)

	September 30, 2011	December 31, 2010
Liabilities and Equity
Deposits (includes $2,796 and $3,027 at fair value at September 30, 2011 and December 31, 2010, respectively)	$66,184	$63,812
Commercial paper and other short-term borrowings (includes $1,139 and $1,799 at fair value at September 30, 2011 and December 31, 2010, respectively)	2,881	3,256
Financial instruments sold, not yet purchased, at fair value:
U.S. government and agency securities	19,334	27,948
Other sovereign government obligations	18,089	22,250
Corporate and other debt	9,978	10,918
Corporate equities	26,483	19,838
Derivative and other contracts	48,064	47,802
Physical commodities	16	—

Total financial instruments sold, not yet purchased, at fair value	121,964	128,756
Obligation to return securities received as collateral, at fair value	15,035	21,163
Securities sold under agreements to repurchase (includes $354 and $849 at fair value at September 30, 2011 and December 31, 2010, respectively )	110,053	147,598
Securities loaned	27,785	29,094
Other secured financings (includes $15,940 and $8,490 at fair value at September 30, 2011 and December 31, 2010, respectively) ($2,681 and $2,656 at September 30, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities and are non-recourse to the Company)	22,156	10,453
Payables:
Customers	143,717	123,249
Brokers, dealers and clearing organizations	5,891	3,363
Interest and dividends	2,788	2,572
Other liabilities and accrued expenses ($142 and $117 at September 30, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities and are non-recourse to the Company)	17,298	16,518
Long-term borrowings (includes $39,687 and $42,709 at fair value at September 30, 2011 and December 31, 2010, respectively)	189,093	192,457

	724,845	742,291

Commitments and contingent liabilities (see Note 11)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	1,508	9,597
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at September 30, 2011 and December 31, 2010;
Shares issued: 1,989,377,171 at September 30, 2011 and 1,603,913,074 at December 31, 2010;
Shares outstanding: 1,927,539,703 at September 30, 2011 and 1,512,022,095 at December 31, 2010	20	16
Paid-in capital	22,501	13,521
Retained earnings	40,710	38,603
Employee stock trust	3,216	3,465
Accumulated other comprehensive loss	(413)	(467)
Common stock held in treasury, at cost, $0.01 par value; 61,837,468 shares at September 30, 2011 and 91,890,979 shares at December 31, 2010	(2,498)	(4,059)
Common stock issued to employee trust	(3,216)	(3,465)

Total Morgan Stanley shareholders’ equity	61,828	57,211
Noncontrolling interests	8,266	8,196

Total equity	70,094	65,407

Total liabilities and equity	$794,939	$807,698

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Investment banking	$1,031	$1,221	$3,940	$3,361
Principal transactions:
Trading	4,961	1,441	11,423	8,552
Investments	(298)	820	433	1,137
Commissions and fees	1,484	1,068	4,224	3,636
Asset management, distribution and administration fees	2,184	1,940	6,499	5,877
Other	390	187	221	640

Total non-interest revenues	9,752	6,677	26,740	23,203

Interest income	1,749	1,851	5,560	5,334
Interest expense	1,609	1,748	5,491	4,722

Net interest	140	103	69	612

Net revenues	9,892	6,780	26,809	23,815

Non-interest expenses:
Compensation and benefits	3,685	3,685	12,693	11,987
Occupancy and equipment	386	399	1,189	1,190
Brokerage, clearing and exchange fees	447	332	1,268	1,051
Information processing and communications	460	412	1,353	1,223
Marketing and business development	145	134	446	421
Professional services	462	460	1,384	1,351
Other	629	557	1,982	1,573

Total non-interest expenses	6,214	5,979	20,315	18,796

Income from continuing operations before income taxes	3,678	801	6,494	5,019
Provision for (benefit from) income taxes	1,410	(23)	1,696	653

Income from continuing operations	2,268	824	4,798	4,366

Discontinued operations:
Gain (loss) from discontinued operations	1	(148)	7	619
Provision for (benefit from) income taxes	(24)	35	(24)	349

Net gain (loss) from discontinued operations	25	(183)	31	270

Net income	$2,293	$641	$4,829	$4,636
Net income applicable to noncontrolling interests	94	510	469	769

Net income applicable to Morgan Stanley	$2,199	$131	$4,360	$3,867

Earnings (loss) applicable to Morgan Stanley common shareholders	$2,153	$(91)	$2,335	$2,971

Amounts applicable to Morgan Stanley:
Income from continuing operations	$2,174	$314	$4,329	$3,597
Net gain (loss) from discontinued operations	25	(183)	31	270

Net income applicable to Morgan Stanley	$2,199	$131	$4,360	$3,867

Earnings (loss) per basic common share:
Income from continuing operations	$1.15	$0.07	$1.45	$2.04
Net gain (loss) from discontinued operations	0.01	(0.14)	0.02	0.18

Earnings (loss) per basic common share	$1.16	$(0.07)	$1.47	$2.22

Earnings (loss) per diluted common share:
Income from continuing operations	$1.14	$0.05	$1.43	$1.98
Net gain (loss) from discontinued operations	0.01	(0.12)	0.02	0.17

Earnings (loss) per diluted common share	$1.15	$(0.07)	$1.45	$2.15

Average common shares outstanding:
Basic	1,848,246,471	1,377,230,354	1,589,519,478	1,336,508,289

Diluted	1,868,743,943	1,443,100,524	1,607,962,757	1,709,544,142

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$2,293	$641	$4,829	$4,636
Other comprehensive income, net of tax:
Foreign currency translation adjustments(1)	(108)	178	23	215
Amortization of cash flow hedges(2)	1	2	5	7
Net unrealized gain on Securities available for sale(3)	76	145	90	232
Pension, postretirement and other related adjustments(4)	1	4	8	113

Comprehensive income	$2,263	$970	$4,955	$5,203
Net income applicable to noncontrolling interests	94	510	469	769
Other comprehensive income applicable to noncontrolling interests	63	91	72	123

Comprehensive income applicable to Morgan Stanley	$2,106	$369	$4,414	$4,311

(1)	Amounts are net of provision for (benefit from) income taxes of $239 million and $(219) million for the quarters ended September 30, 2011 and 2010, respectively, and $103 million and $(149) million for the nine months ended September 30, 2011 and 2010, respectively.
(2)	Amounts are net of provision for income taxes of $2 million and $1 million for the quarters ended September 30, 2011 and 2010, respectively, and $4 million and $5 million for the nine months ended September 30, 2011 and 2010, respectively.
(3)	Amounts are net of provision for income taxes of $52 million and $78 million for the quarters ended September 30, 2011 and 2010, respectively, and $62 million and $154 million for the nine months ended September 30, 2011 and 2010, respectively.
(4)	Amounts are net of provision for income taxes of $1 million and $2 million for the quarters ended September 30, 2011 and 2010, respectively, and $1 million and $70 million for the nine months ended September 30, 2011 and 2010, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,829	$4,636
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
(Gain) loss on equity method investees	788	(4)
Compensation payable in common stock and options	1,006	977
Depreciation and amortization	1,187	1,837
Gain on business dispositions	(24)	(514)
Gain on sale of securities available for sale	(130)	—
Gain on retirement of long-term debt	(46)	—
Insurance reimbursement	—	(88)
Loss on assets held for sale	—	1,158
Impairment charges and other-than-temporary impairment charges	57	66
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	(11,684)	3,439
Financial instruments owned, net of financial instruments sold, not yet purchased	34,742	4,421
Securities borrowed	14,826	5,067
Securities loaned	(1,309)	4,877
Receivables, loans and other assets	(3,989)	(6,081)
Payables and other liabilities	22,501	2,495
Federal funds sold and securities purchased under agreements to resell	(21,571)	(10,744)
Securities sold under agreements to repurchase	(37,545)	7,710

Net cash provided by (used for) operating activities	3,638	19,252

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from (payments for):
Premises, equipment and software costs	(1,088)	(800)
Business acquisitions, net of cash acquired	—	(1,028)
Business dispositions, net of cash disposed	—	800
Japanese securities joint venture with MUFG	—	247
Purchases of securities available for sale	(13,968)	(23,374)
Sales, maturities and redemptions of securities available for sale	16,809	31

Net cash provided by (used for) investing activities	1,753	(24,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Commercial paper and other short-term borrowings	(375)	2,271
Distributions related to noncontrolling interests	(489)	(20)
Derivatives financing activities	54	(76)
Other secured financings	1,705	(409)
Deposits	2,372	(1,013)
Net proceeds from:
Excess tax benefits associated with stock-based awards	30	4
Public offerings and other issuances of common stock	—	5,581
Issuance of long-term borrowings	30,063	26,648
Payments for:
Long-term borrowings	(31,936)	(20,662)
Redemption of junior subordinated debentures related to CIC	—	(5,579)
Repurchases of common stock for employee tax withholding	(311)	(298)
Cash dividends	(714)	(867)

Net cash provided by (used for) financing activities	399	5,580

Effect of exchange rate changes on cash and cash equivalents	140	171

Effect of cash and cash equivalents related to variable interest entities	362	245

Net increase in cash and cash equivalents	6,292	1,124
Cash and cash equivalents, at beginning of period	47,615	31,991

Cash and cash equivalents, at end of period	$53,907	$33,115

Cash and cash equivalents include:
Cash and due from banks	$12,255	$6,936
Interest bearing deposits with banks	41,652	26,179

Cash and cash equivalents, at end of period	$53,907	$33,115

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $4,832 million and $4,066 million for the nine months ended September 30, 2011 and 2010, respectively.

Cash payments for income taxes were $791 million and $378 million for the nine months ended September 30, 2011 and 2010, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

Nine Months Ended September 30, 2011

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2010	$9,597	$16	$13,521	$38,603	$3,465	$(467)	$(4,059)	$(3,465)	$8,196	$65,407
Net income	—	—	—	4,360	—	—	—	—	469	4,829
Dividends	—	—	—	(527)	—	—	—	—	—	(527)
Shares issued under employee plans and related tax effects	—	—	(917)	—	(249)	—	1,873	249	—	956
Repurchases of common stock	—	—	—	—	—	—	(312)	—	—	(312)
Net change in cash flow hedges	—	—	—	—	—	5	—	—	—	5
Pension, postretirement and other related adjustments	—	—	—	—	—	8	—	—	—	8
Foreign currency translation adjustments	—	—	—	—	—	(49)	—	—	72	23
Change in net unrealized gains on securities available for sale	—	—	—	—	—	90	—	—	—	90
Other increase in equity method investments	—	—	86	—	—	—	—	—	—	86
MUFG stock conversion	(8,089)	4	9,811	(1,726)	—	—	—	—	—	—
Decrease in noncontrolling interests related to distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(489)	(489)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	—	18	18

BALANCE AT SEPTEMBER 30, 2011	$1,508	$20	$22,501	$40,710	$3,216	$(413)	$(2,498)	$(3,216)	$8,266	$70,094

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY—(Continued)

Nine Months Ended September 30, 2010

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2009	$9,597	$15	$8,619	$35,056	$4,064	$(560)	$(6,039)	$(4,064)	$6,092	$52,780
Net income	—	—	—	3,867	—	—	—	—	769	4,636
Dividends	—	—	—	(867)	—	—	—	—	—	(867)
Shares issued under employee plans and related tax effects	—	—	(1,539)	—	(515)	—	2,271	515	—	732
Repurchases of common stock	—	—	—	—	—	—	(298)	—	—	(298)
Net change in cash flow hedges	—	—	—	—	—	7	—	—	—	7
Pension and postretirement adjustments	—	—	—	—	—	113	—	—	—	113
Foreign currency translation adjustments	—	—	—	—	—	92	—	—	123	215
Gain on Japanese securities joint venture with MUFG	—	—	731	—	—	—	—	—	—	731
Change in net unrealized gains on securities available for sale	—	—	—	—	—	232	—	—	—	232
Redemption of CIC equity units and issuance of common stock	—	1	5,578	—	—	—	—	—	—	5,579
Increase in noncontrolling interests related to Japanese securities joint venture with MUFG	—	—	—	—	—	—	—	—	1,130	1,130
Increase in noncontrolling interests related to the consolidation of certain real estate partnerships sponsored by the Company	—	—	—	—	—	—	—	—	468	468
Decrease in noncontrolling interests related to distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(20)	(20)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	—	144	144

BALANCE AT SEPTEMBER 30, 2010	$9,597	$16	$13,389	$38,056	$3,549	$(116)	$(4,066)	$(3,549)	$8,706	$65,582

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Introduction and Basis of Presentation.

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

Revel Entertainment Group, LLC.    On March 31, 2010, the Board of Directors authorized a plan of disposal by sale for Revel Entertainment Group, LLC (“Revel”), a development stage enterprise and subsidiary of the Company that was primarily associated with a development property in Atlantic City, New Jersey. On February 17, 2011, the Company completed the sale of Revel to a group of investors led by Revel’s chief executive officer. The Company did not retain any stake or ongoing involvement. The sale price approximated the carrying value of Revel and, accordingly, the Company did not recognize any pre-tax gain or loss on the sale. Total assets of Revel included in the Company’s condensed consolidated statement of financial condition at December 31, 2010 approximated $28 million. The results of Revel are reported as discontinued operations within the Institutional Securities business segment for all periods presented through the date of sale. The three and nine months ended September 30, 2010 included losses of approximately $229 million and approximately $1.2 billion, respectively, in connection with such disposition. See Note 17 for additional information about an income tax benefit related to Revel.

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

At September 30, 2011, the Company had approximately $5.6 billion in Financial instruments owned—Corporate and other debt, $4.2 billion of physical commodities within Financial instruments owned—Physical commodities, and $9.8 billion of financing obligations within Other secured financing in the condensed consolidated statements of financial condition in connection with certain physical commodities swap transactions. Prior to June 30, 2011, the Company accounted for these types of transfers of assets as sales and purchases instead of financings. There was no impact on the Company’s results of operations in any period presented as a result of this change. The Company did not restate the balances in connection with such transactions at December 31, 2010 as amounts did not materially affect the Company’s condensed consolidated statement of financial condition.

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

The Company’s significant regulated U.S. and international subsidiaries include Morgan Stanley & Co. LLC (“MS&Co.”), Morgan Stanley Smith Barney LLC, Morgan Stanley & Co. International plc (“MSIP”), Morgan Stanley MUFG Securities, Co., Ltd. (“MSMS”), Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association.

Income Statement Presentation.    The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. In connection with the delivery of the various products and services to clients, the Company manages its revenues and related expenses in the aggregate. As such, when assessing the performance of its businesses, primarily in its Institutional Securities business segment, the Company considers its principal trading, investment banking, commissions and fees and interest income, along with the associated interest expense, as one integrated activity.

2.	Significant Accounting Policies.

For a detailed discussion about the Company’s significant accounting policies, see Note 2 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K.

During the nine months ended September 30, 2011, other than the following, no other updates were made to the Company’s significant accounting policies.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Condensed Consolidated Statements of Cash Flows.

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks, which are highly liquid investments with original maturities of three months or less and readily convertible to known amounts of cash, and are held for investment purposes. At June 30, 2011, Mitsubishi UFJ Financial Group, Inc. (“MUFG”) and the Company converted MUFG’s outstanding Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (“Series B Preferred Stock”) in the Company with a face value of $7.8 billion (carrying value $8.1 billion) into the Company’s common stock. As a result of the adjustment to the conversion ratio, pursuant to the transaction agreement, the Company incurred a one-time, non-cash negative adjustment of approximately $1.7 billion in its calculation of basic and diluted earnings per share during the nine months ended September 30, 2011 (see Note 13). In addition, in the nine months ended September 30, 2010, the Company’s significant non-cash activities include assets acquired of approximately $0.4 billion and assumed liabilities of approximately $0.1 billion in connection with a business acquisition and approximately $0.6 billion of equity securities received in connection with the sale of Retail Asset Management.

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

•

U.S. Agency Securities.    U.S. agency securities are composed of three main categories consisting of agency-issued debt, agency mortgage pass-through pool securities and collateralized mortgage obligations. Non-callable agency-issued debt securities are generally valued using quoted market prices. Callable agency-issued debt securities are valued by benchmarking model-derived prices to quoted market prices and trade data for identical or comparable securities. The fair value of agency mortgage pass-through pool securities is model-driven based on spreads of the comparable To-be-announced (“TBA”) security. Collateralized mortgage obligations are valued using quoted market prices and trade data adjusted by subsequent changes in related indices for identical or comparable securities. Actively traded non-callable agency-issued debt securities are generally categorized in Level 1 of the fair value hierarchy. Callable agency-issued debt securities, agency mortgage pass-through pool securities and collateralized mortgage obligations are generally categorized in Level 2 of the fair value hierarchy.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Securities Available for Sale.

•

Securities available for sale are composed of U.S. government and agency securities (e.g., U.S. Treasury securities, agency-issued debt, agency mortgage pass-through securities and collateralized mortgage obligations) and Federal Family Education Loan Program (“FFELP”) student loan asset-backed securities. Actively traded U.S. Treasury securities and non-callable agency-issued debt securities are generally categorized in Level 1 of the fair value hierarchy. Callable agency-issued debt securities, agency mortgage pass-through securities, collateralized mortgage obligations and FFELP student loan asset-backed securities are generally categorized in Level 2 of the fair value hierarchy. For further information on securities available for sale, see Note 4.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2011

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at September 30, 2011
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities:
U.S. Treasury securities	$19,329	$21	$—	$—	$19,350
U.S. agency securities	3,913	19,831	10	—	23,754

Total U.S. government and agency securities	23,242	19,852	10	—	43,104
Other sovereign government obligations	26,069	8,592	118	—	34,779
Corporate and other debt:
State and municipal securities	—	2,446	—	—	2,446
Residential mortgage-backed securities	—	2,042	386	—	2,428
Commercial mortgage-backed securities	—	1,815	146	—	1,961
Asset-backed securities	—	884	6	—	890
Corporate bonds	—	29,642	1,004	—	30,646
Collateralized debt obligations	—	2,368	1,249	—	3,617
Loans and lending commitments	—	14,239	11,307	—	25,546
Other debt	—	8,472	137	—	8,609

Total corporate and other debt	—	61,908	14,235	—	76,143
Corporate equities(1)	43,504	3,309	381	—	47,194
Derivative and other contracts:
Interest rate contracts	1,657	906,548	5,636	—	913,841
Credit contracts	—	150,394	19,468	—	169,862
Foreign exchange contracts	10	89,880	629	—	90,519
Equity contracts	2,696	58,167	955	—	61,818
Commodity contracts	5,896	35,382	2,585	—	43,863
Other	—	932	326	—	1,258
Netting(2)	(8,880)	(1,122,162)	(11,501)	(84,206)	(1,226,749)

Total derivative and other contracts	1,379	119,141	18,098	(84,206)	54,412
Investments:
Private equity funds	—	—	2,040	—	2,040
Real estate funds	—	5	1,254	—	1,259
Hedge funds	—	377	791	—	1,168
Principal investments	161	—	3,074	—	3,235
Other	91	49	481	—	621

Total investments	252	431	7,640	—	8,323
Physical commodities	—	10,296	—	—	10,296

Total financial instruments owned	94,446	223,529	40,482	(84,206)	274,251
Securities available for sale	11,491	16,206	—	—	27,697
Securities received as collateral	10,806	93	—	—	10,899
Intangible assets(3)	—	—	133	—	133

Liabilities
Deposits	$—	$2,796	$—	$—	$2,796
Commercial paper and other short-term borrowings	—	1,137	2	—	1,139
Financial instruments sold, not yet purchased:
U.S. government and agency securities:
U.S. Treasury securities	17,264	1	—	—	17,265
U.S. agency securities	1,602	467	—	—	2,069

Total U.S. government and agency securities	18,866	468	—	—	19,334
Other sovereign government obligations	14,348	3,741	—	—	18,089
Corporate and other debt:
State and municipal securities	—	6	—	—	6

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at September 30, 2011
	(dollars in millions)
Residential mortgage-backed securities	—	8	93	—	101
Commercial mortgage-backed securities	—	14	—	—	14
Corporate bonds	—	7,811	70	—	7,881
Unfunded lending commitments	—	1,411	206	—	1,617
Other debt	—	289	70	—	359

Total corporate and other debt	—	9,539	439	—	9,978
Corporate equities(1)	26,234	247	2	—	26,483
Derivative and other contracts:
Interest rate contracts	1,713	877,542	4,924	—	884,179
Credit contracts	—	149,071	8,935	—	158,006
Foreign exchange contracts	11	91,673	570	—	92,254
Equity contracts	2,697	59,919	2,174	—	64,790
Commodity contracts	6,686	33,284	2,043	—	42,013
Other	—	1,022	1,424	—	2,446
Netting(2)	(8,880)	(1,122,162)	(11,501)	(53,081)	(1,195,624)

Total derivative and other contracts	2,227	90,349	8,569	(53,081)	48,064
Physical commodities	—	16	—	—	16

Total financial instruments sold, not yet purchased	61,675	104,360	9,010	(53,081)	121,964
Obligation to return securities received as collateral	14,938	97	—	—	15,035
Securities sold under agreements to repurchase	—	8	346	—	354
Other secured financings	—	15,350	590	—	15,940
Long-term borrowings	30	38,371	1,286	—	39,687

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 10.
(3)	Amount represents mortgage servicing rights (“MSR”) accounted for at fair value. See Note 6 for further information on MSRs.

Transfers Between Level 1 and Level 2 During the Quarter Ended September 30, 2011.

Financial instruments owned—Derivative and other contracts and Financial instruments sold, not yet purchased—Derivative and other contracts.    During the quarter ended September 30, 2011, the Company reclassified approximately $1.0 billion of derivative assets and approximately $0.9 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on quoted prices from the exchange.

Financial instruments owned—Other sovereign government obligations.    During the quarter ended September 30, 2011, the Company reclassified approximately $1.8 billion of other sovereign government obligations assets and approximately $2.1 billion of other sovereign government obligations liabilities from Level 1 to Level 2. These reclassifications primarily related to European peripheral government bonds as transactions in these securities did not occur with sufficient frequency and volume to constitute an active market.

Transfers Between Level 1 and Level 2 During the Nine Months Ended September 30, 2011.

Financial instruments owned—Derivative and other contracts and Financial instruments sold, not yet purchased—Derivative and other contracts.    During the nine months ended September 30, 2011, the Company

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reclassified approximately $0.8 billion of derivative assets and approximately $1.2 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on quoted prices from the exchange.

Financial instruments owned—Other sovereign government obligations.    During the nine months ended September 30, 2011, the Company reclassified approximately $1.8 billion of other sovereign government obligations assets and approximately $2.1 billion of other sovereign government obligations liabilities from Level 1 to Level 2. These reclassifications primarily related to European peripheral government bonds as transactions in these securities did not occur with sufficient frequency and volume to constitute an active market.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2010
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities:
U.S. Treasury securities	$19,226	$—	$—	$—	$19,226
U.S. agency securities	3,827	25,380	13	—	29,220

Total U.S. government and agency securities	23,053	25,380	13	—	48,446
Other sovereign government obligations	25,334	8,501	73	—	33,908
Corporate and other debt:
State and municipal securities	—	3,229	110	—	3,339
Residential mortgage-backed securities	—	3,690	319	—	4,009
Commercial mortgage-backed securities	—	2,692	188	—	2,880
Asset-backed securities	—	2,322	13	—	2,335
Corporate bonds	—	39,569	1,368	—	40,937
Collateralized debt obligations	—	2,305	1,659	—	3,964
Loans and lending commitments	—	15,308	11,666	—	26,974
Other debt	—	3,523	193	—	3,716

Total corporate and other debt	—	72,638	15,516	—	88,154
Corporate equities(1)	65,009	2,923	484	—	68,416
Derivative and other contracts:
Interest rate contracts	3,985	616,016	966	—	620,967
Credit contracts	—	95,818	14,316	—	110,134
Foreign exchange contracts	1	61,556	431	—	61,988
Equity contracts	2,176	36,612	1,058	—	39,846
Commodity contracts	5,464	57,528	1,160	—	64,152
Other	—	108	135	—	243
Netting(2)	(8,551)	(761,939)	(7,168)	(68,380)	(846,038)

Total derivative and other contracts	3,075	105,699	10,898	(68,380)	51,292
Investments:
Private equity funds	—	—	1,986	—	1,986
Real estate funds	—	8	1,176	—	1,184
Hedge funds	—	736	901	—	1,637
Principal investments	286	486	3,131	—	3,903
Other(3)	403	79	560	—	1,042

Total investments	689	1,309	7,754	—	9,752
Physical commodities	—	6,778	—	—	6,778

Total financial instruments owned	117,160	223,228	34,738	(68,380)	306,746
Securities available for sale:
U.S. government and agency securities	20,792	8,857	—	—	29,649
Securities received as collateral	15,646	890	1	—	16,537
Intangible assets(4)	—	—	157	—	157

Liabilities
Deposits	$—	$3,011	$16	$—	$3,027
Commercial paper and other short-term borrowings	—	1,797	2	—	1,799
Financial instruments sold, not yet purchased:
U.S. government and agency securities:
U.S. Treasury securities	25,225	—	—	—	25,225
U.S. agency securities	2,656	67	—	—	2,723

Total U.S. government and agency securities	27,881	67	—	—	27,948
Other sovereign government obligations	19,708	2,542	—	—	22,250

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2010
	(dollars in millions)
Corporate and other debt:
State and municipal securities	—	11	—	—	11
Asset-backed securities	—	12	—	—	12
Corporate bonds	—	9,100	44	—	9,144
Collateralized debt obligations	—	2	—	—	2
Unfunded lending commitments	—	464	263	—	727
Other debt	—	828	194	—	1,022

Total corporate and other debt	—	10,417	501	—	10,918
Corporate equities(1)	19,696	127	15	—	19,838
Derivative and other contracts:
Interest rate contracts	3,883	591,378	542	—	595,803
Credit contracts	—	87,904	7,722	—	95,626
Foreign exchange contracts	2	64,301	385	—	64,688
Equity contracts	2,098	42,242	1,820	—	46,160
Commodity contracts	5,871	58,885	972	—	65,728
Other	—	520	1,048	—	1,568
Netting(2)	(8,551)	(761,939)	(7,168)	(44,113)	(821,771)

Total derivative and other contracts	3,303	83,291	5,321	(44,113)	47,802

Total financial instruments sold, not yet purchased	70,588	96,444	5,837	(44,113)	128,756
Obligation to return securities received as collateral	20,272	890	1	—	21,163
Securities sold under agreements to repurchase	—	498	351	—	849
Other secured financings	—	7,474	1,016	—	8,490
Long-term borrowings	—	41,393	1,316	—	42,709

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 10.
(3)	In June 2010, the Company voluntarily contributed $25 million to certain other investments in funds that it manages in connection with upcoming rule changes regarding net asset value disclosures for money market funds. Based on current liquidity and fund performance, the Company does not expect to provide additional voluntary support to non-consolidated funds that it manages.
(4)	Amount represents MSRs accounted for at fair value. See Note 6 for further information on MSRs.

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

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter and nine months ended September 30, 2011 and for the quarter and nine months ended September 30, 2010, respectively. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2011

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at June 30, 2011	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2011	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2011(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. agency securities	$2	$—	$18	$(10)	$—	$—	$—	$10	$—
Other sovereign government obligations	132	(13)	—	—	—	—	(1)	118	(13)
Corporate and other debt:
Residential mortgage-backed securities	509	(28)	147	(193)	—	—	(49)	386	(16)
Commercial mortgage-backed securities	136	(3)	7	(49)	—	—	55	146	(6)
Asset-backed securities	298	3	1	(297)	—	—	1	6	2
Corporate bonds	1,179	(119)	309	(385)	—	—	20	1,004	(151)
Collateralized debt obligations	1,650	(115)	189	(303)	—	(24)	(148)	1,249	(119)
Loans and lending commitments	10,420	(166)	1,525	(968)	—	(957)	1,453	11,307	(184)
Other debt	163	40	10	(34)	—	(13)	(29)	137	24

Total corporate and other debt	14,355	(388)	2,188	(2,229)	—	(994)	1,303	14,235	(450)
Corporate equities	461	(46)	90	(137)	—	—	13	381	(62)
Net derivative and other contracts(3):
Interest rate contracts	317	274	17	—	(112)	200	16	712	294
Credit contracts	7,392	3,375	107	—	(383)	(51)	93	10,533	3,277
Foreign exchange contracts	44	62	—	—	—	(47)	—	59	52
Equity contracts	(1,661)	532	80	(41)	(156)	57	(30)	(1,219)	511
Commodity contracts	316	245	—	—	—	(19)	—	542	330
Other	(397)	(710)	—	—	(5)	16	(2)	(1,098)	(701)

Total net derivative and other contracts	6,011	3,778	204	(41)	(656)	156	77	9,529	3,763
Investments:
Private equity funds	2,160	(104)	66	(82)	—	—	—	2,040	(126)
Real estate funds	1,290	(15)	7	(28)	—	—	—	1,254	3
Hedge funds	827	(4)	31	(65)	—	—	2	791	(4)
Principal investments	3,120	(50)	41	(153)	—	—	116	3,074	(72)
Other	525	(34)	1	(8)	—	—	(3)	481	(37)

Total investments	7,922	(207)	146	(336)	—	—	115	7,640	(236)
Physical commodities	673	—	—	—	—	(673)	—	—	—
Intangible assets	133	(1)	1	—	—	—	—	133	(1)

Liabilities
Commercial paper and other short-term borrowings	$23	$1	$—	$—	$1	$(19)	$(2)	$2	$1
Other sovereign government obligations	—	—	(31)	—	—	—	31	—	—
Financial instruments sold, not yet purchased:
Corporate and other debt:
Residential mortgage-backed securities	41	1	(37)	115	—	—	(25)	93	—
Corporate bonds	35	122	(34)	168	—	—	23	70	39
Unfunded lending commitments	240	(66)	—	—	—	(100)	—	206	(66)
Other debt	178	98	(7)	9	—	(2)	(10)	70	97

Total corporate and other debt	494	155	(78)	292	—	(102)	(12)	439	70
Corporate equities	1	6	(16)	17	—	—	6	2	—
Securities sold under agreements to repurchase	358	12	—	—	—	—	—	346	12
Other secured financings	742	33	—	—	27	(146)	—	590	33
Long-term borrowings	1,251	76	—	—	239	(133)	5	1,286	58

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $(207) million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the quarter ended September 30, 2011 related to assets and liabilities still outstanding at September 30, 2011.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on Derivative instruments and hedging activities, see Note 10.

Financial instruments owned—Corporate and other debt.    During the quarter ended September 30, 2011, the Company reclassified approximately $0.8 billion of certain Corporate and other debt, primarily corporate loans, residential mortgage-backed securities, and collateralized debt obligations, from Level 3 to Level 2. The Company reclassified the corporate loans as external prices and/or spread inputs for these instruments became observable.

The Company also reclassified approximately $2.1 billion of certain Corporate and other debt from Level 2 to Level 3. The reclassifications were primarily related to corporate loans and were generally due to a reduction in market price quotations for these or comparable instruments, or a lack of available broker quotes, such that unobservable inputs had to be utilized for the fair value measurement of these instruments.

Financial instruments owned—Net derivative and other contracts.    The net gains in Net derivative and other contracts were primarily driven by widening of credit spreads on underlying reference entities of certain basket default swaps where the Company was long protection.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2011

	Beginning Balance at December 31, 2010	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2011	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2011(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. agency securities	$13	$1	$54	$(56)	$—	$—	$(2)	$10	$1
Other sovereign government obligations	73	(5)	56	—	—	—	(6)	118	(3)
Corporate and other debt:
State and municipal securities	110	(1)	—	(96)	—	—	(13)	—	—
Residential mortgage-backed securities	319	(50)	347	(329)	—	(1)	100	386	(57)
Commercial mortgage-backed securities	188	10	61	(68)	—	—	(45)	146	(9)
Asset-backed securities	13	5	16	(48)	—	—	20	6	1
Corporate bonds	1,368	(147)	492	(651)	—	—	(58)	1,004	(76)
Collateralized debt obligations	1,659	135	749	(1,191)	—	(55)	(48)	1,249	(102)
Loans and lending commitments	11,666	(179)	3,504	(1,182)	—	(2,285)	(217)	11,307	(203)
Other debt	193	43	10	(64)	—	(11)	(34)	137	—

Total corporate and other debt	15,516	(184)	5,179	(3,629)	—	(2,352)	(295)	14,235	(446)
Corporate equities	484	2	295	(324)	—	—	(76)	381	(23)
Net derivative and other contracts(3):
Interest rate contracts	424	1,255	36	—	(809)	(239)	45	712	1,152
Credit contracts	6,594	3,860	1,176	—	(478)	(707)	88	10,533	4,195
Foreign exchange contracts	46	(95)	2	—	—	100	6	59	(73)
Equity contracts	(762)	664	187	(130)	(1,373)	67	128	(1,219)	636
Commodity contracts	188	422	457	—	(321)	(299)	95	542	490
Other	(913)	(571)	1	—	(120)	424	81	(1,098)	(565)

Total net derivative and other contracts	5,577	5,535	1,859	(130)	(3,101)	(654)	443	9,529	5,835
Investments:
Private equity funds	1,986	156	189	(362)	—	—	71	2,040	84
Real estate funds	1,176	128	40	(90)	—	—	—	1,254	181
Hedge funds	901	(30)	172	(361)	—	—	109	791	(32)
Principal investments	3,131	192	285	(618)	—	—	84	3,074	(8)
Other	560	16	4	(25)	—	—	(74)	481	4

Total investments	7,754	462	690	(1,456)	—	—	190	7,640	229
Physical commodities	—	(48)	721	—	—	(673)	—	—	—
Securities received as collateral	1	—	—	(1)	—	—	—	—	—
Intangible assets	157	(27)	5	—	—	(2)	—	133	(28)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at December 31, 2010	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2011	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2011(2)
	(dollars in millions)

Liabilities
Deposits	$16	$2	$—	$—	$—	$(14)	$—	$—	$—
Commercial paper and other short-term borrowings	2	1	—	—	2	(1)	—	2	1
Financial instruments sold, not yet purchased:
Corporate and other debt:
Residential mortgage-backed securities	—	(9)	(8)	92	—	—	—	93	1
Commercial mortgage-backed securities	—	1	—	1	—	—	—	—	1
Corporate bonds	44	90	(183)	305	—	—	(6)	70	95
Unfunded lending commitments	263	57	—	—	—	—	—	206	57
Other debt	194	99	(5)	9	—	(2)	(27)	70	98

Total corporate and other debt	501	238	(196)	407	—	(2)	(33)	439	252
Corporate equities	15	6	(18)	12	—	—	(1)	2	3
Obligation to return securities received as collateral	1	—	(1)	—	—	—	—	—	—
Securities sold under agreements to repurchase	351	4	—	—	—	(1)	—	346	4
Other secured financings	1,016	(7)	—	—	24	(151)	(306)	590	(23)
Long-term borrowings	1,316	66	—	—	489	(332)	(121)	1,286	45

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $462 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the nine months ended September 30, 2011 related to assets and liabilities still outstanding at September 30, 2011.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on Derivative instruments and hedging activities, see Note 10.

Financial instruments owned—Corporate and other debt.    During the nine months ended September 30, 2011, the Company reclassified approximately $1.4 billion of certain Corporate and other debt, primarily corporate loans, from Level 3 to Level 2. The Company reclassified these corporate loans as external prices and/or spread inputs for these instruments became observable.

The Company also reclassified approximately $1.1 billion of certain Corporate and other debt from Level 2 to Level 3. The reclassifications were primarily related to corporate loans and were generally due to a reduction in market price quotations for these or comparable instruments, or a lack of available broker quotes, such that unobservable inputs had to be utilized for the fair value measurement of these instruments.

Financial instruments owned—Net derivative and other contracts.    The net gains in Net derivative and other contracts were primarily driven by widening of credit spreads on underlying reference entities of certain basket default swaps where the Company was long protection.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2010

	Beginning Balance at June 30, 2010	Total Realized and Unrealized Gains (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers	Ending Balance at September 30, 2010	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2010(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. agency securities	$1	$—	$—	$—	$1	$—
Other sovereign government obligations	73	7	(7)	(8)	65	7
Corporate and other debt:
State and municipal securities	221	(3)	—	(118)	100	(1)
Residential mortgage-backed securities	476	2	(335)	94	237	(7)
Commercial mortgage-backed securities	613	61	(83)	(225)	366	44
Asset-backed securities	101	13	(78)	(13)	23	1
Corporate bonds	1,344	29	247	22	1,642	31
Collateralized debt obligations	1,513	120	109	4	1,746	106
Loans and lending commitments	12,747	141	421	(1,199)	12,110	125
Other debt	1,810	1	(4)	(1,590)	217	(6)

Total corporate and other debt	18,825	364	277	(3,025)	16,441	293
Corporate equities	346	(5)	49	50	440	2
Net derivative and other contracts(3):
Interest rate contracts	516	96	(27)	159	744	112
Credit contracts	8,101	(812)	444	(87)	7,646	(623)
Foreign exchange rate contracts	71	(81)	37	(132)	(105)	(83)
Equity contracts	(998)	(8)	(24)	58	(972)	(75)
Commodity contracts	14	165	75	(78)	176	105
Other	(1,039)	(389)	(27)	21	(1,434)	(393)

Total net derivative and other contracts	6,665	(1,029)	478	(59)	6,055	(957)
Investments:
Private equity funds	1,839	151	10	(44)	1,956	152
Real estate funds	1,643	323	316	—	2,282	376
Hedge funds	910	41	(23)	(88)	840	41
Principal investments	2,575	(64)	(53)	(640)	1,818	(73)
Other	444	18	(39)	32	455	13

Total investments	7,411	469	211	(740)	7,351	509
Intangible assets	139	1	(1)	—	139	1

Liabilities
Deposits	$14	$(1)	$—	$—	$15	$(1)
Commercial paper and other short-term borrowings	7	—	—	(4)	3	—
Financial instruments sold, not yet purchased:
Corporate and other debt:
Residential mortgage-backed securities	2	—	(2)	—	—	—
Commercial mortgage-backed securities	—	(1)	(1)	—	—	—
Corporate bonds	80	(1)	202	(21)	262	(2)
Unfunded lending commitments	335	16	4	—	323	16
Other debt	221	16	(7)	(5)	193	15

Total corporate and other debt	638	30	196	(26)	778	29
Corporate equities	5	2	12	1	16	—
Securities sold under agreements to repurchase	—	(2)	264	—	266	(2)
Other secured financings	1,910	(31)	140	(1,005)	1,076	(31)
Long-term borrowings	6,509	(19)	(5,268)	39	1,299	(89)

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $469 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the quarter ended September 30, 2010 related to assets and liabilities still outstanding at September 30, 2010.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on Derivative instruments and hedging activities, see Note 10.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments owned—Corporate and other debt.    During the quarter ended September 30, 2010, the Company reclassified approximately $3.9 billion of certain Corporate and other debt, primarily loans and hybrid contracts, from Level 3 to Level 2. The Company reclassified these loans and hybrid contracts as external prices and/or spread inputs for these instruments became observable and certain unobservable inputs were deemed insignificant to the overall measurement.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2010

	Beginning Balance at December 31, 2009	Total Realized and Unrealized Gains (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers	Ending Balance at September 30, 2010	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2010(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. agency securities	$36	$—	$(35)	$—	$1	$—
Other sovereign government obligations	3	3	62	(3)	65	4
Corporate and other debt:
State and municipal securities	713	(6)	(534)	(73)	100	(10)
Residential mortgage-backed securities	818	4	(640)	55	237	(10)
Commercial mortgage-backed securities	1,573	99	(698)	(608)	366	(16)
Asset-backed securities	591	13	(438)	(143)	23	4
Corporate bonds	1,038	(13)	568	49	1,642	22
Collateralized debt obligations	1,553	219	(27)	1	1,746	129
Loans and lending commitments	12,506	189	(255)	(330)	12,110	136
Other debt	1,662	25	(48)	(1,422)	217	11

Total corporate and other debt	20,454	530	(2,072)	(2,471)	16,441	266
Corporate equities	536	64	(109)	(51)	440	35
Net derivative and other contracts(3):
Interest rate contracts	387	136	191	30	744	150
Credit contracts	8,824	(1,167)	1,167	(1,178)	7,646	(371)
Foreign exchange rate contracts	254	(59)	(188)	(112)	(105)	(270)
Equity contracts	(689)	8	(503)	212	(972)	16
Commodity contracts	7	66	158	(55)	176	142
Other	(437)	(855)	(147)	5	(1,434)	(767)

Total net derivative and other contracts	8,346	(1,871)	678	(1,098)	6,055	(1,100)
Investments:
Private equity funds	1,628	291	43	(6)	1,956	283
Real estate funds	1,087	509	666	20	2,282	666
Hedge funds	1,678	(175)	(327)	(336)	840	(175)
Principal investments	2,642	(87)	(60)	(677)	1,818	(105)
Other	578	55	(177)	(1)	455	(4)

Total investments	7,613	593	145	(1,000)	7,351	665
Securities received as collateral	23	—	(23)	—	—	—
Intangible assets	137	25	(23)	—	139	4

Liabilities
Deposits	$24	$1	$—	$(8)	$15	$—
Commercial paper and other short-term borrowings	—	—	3	—	3	—
Financial instruments sold, not yet purchased:
Corporate and other debt:
Asset-backed securities	4	—	(4)	—	—	—
Corporate bonds	29	3	203	33	262	(4)
Collateralized debt obligations	3	—	(3)	—	—	—
Unfunded lending commitments	252	(124)	(53)	—	323	(124)
Other debt	431	50	(168)	(20)	193	49

Total corporate and other debt	719	(71)	(25)	13	778	(79)
Corporate equities	4	1	6	7	16	—
Obligation to return securities received as collateral	23	—	(23)	—	—	—
Securities sold under agreements to repurchase	—	(2)	264	—	266	(2)
Other secured financings	1,532	(82)	(692)	154	1,076	(82)
Long-term borrowings	6,865	77	(5,323)	(166)	1,299	96

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $593 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the nine months ended September 30, 2010 related to assets and liabilities still outstanding at September 30, 2010.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

Financial instruments owned—Corporate and other debt.    During the nine months ended September 30, 2010, the Company reclassified approximately $3.5 billion of certain Corporate and other debt, primarily loans and hybrid contracts, from Level 3 to Level 2. The Company reclassified these loans and hybrid contracts as external prices and/or spread inputs for these instruments became observable and certain unobservable inputs were deemed insignificant to the overall measurement.

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

Fair Value of Investments that Calculate Net Asset Value.

The Company’s Investments measured at fair value were $8,323 million and $9,752 million at September 30, 2011 and December 31, 2010, respectively. The following table presents information solely about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on net asset value at September 30, 2011 and December 31, 2010, respectively.

	At September 30, 2011		At December 31, 2010
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
	(dollars in millions)
Private equity funds	$2,002	$971	$1,947	$1,047
Real estate funds	1,225	505	1,154	500
Hedge funds(1):
Long-short equity hedge funds	554	5	1,046	4
Fixed income/credit-related hedge funds	119	—	305	—
Event-driven hedge funds	164	—	143	—
Multi-strategy hedge funds	332	—	140	—

Total	$4,396	$1,481	$4,735	$1,551

(1)

Fixed income/credit-related hedge funds, event-driven hedge funds, and multi-strategy hedge funds are redeemable at least on a six-month period basis primarily with a notice period of 90 days or less. At September 30, 2011, approximately 38% of the fair value

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount of long-short equity hedge funds is redeemable at least quarterly, 31% is redeemable every six months and 31% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds is primarily greater than six months. At December 31, 2010, approximately 49% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 24% is redeemable every six months and 27% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds is primarily greater than 90 days.

Private Equity Funds.    Amount includes several private equity funds that pursue multiple strategies including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments, and mezzanine capital. In addition, the funds may be structured with a focus on specific domestic or foreign geographic regions. These investments are generally not redeemable with the funds. Instead, the nature of the investments in this category is that distributions are received through the liquidation of the underlying assets of the fund. At September 30, 2011, it is estimated that 6% of the fair value of the funds will be liquidated in the next five years, another 31% of the fair value of the funds will be liquidated between five to 10 years and the remaining 63% of the fair value of the funds have a remaining life of greater than 10 years.

Real Estate Funds.    Amount includes several real estate funds that invest in real estate assets such as commercial office buildings, retail properties, multi-family residential properties, developments or hotels. In addition, the funds may be structured with a focus on specific geographic domestic or foreign regions. These investments are generally not redeemable with the funds. Distributions from each fund will be received as the underlying investments of the funds are liquidated. At September 30, 2011, it is estimated that 18% of the fair value of the funds will be liquidated within the next five years, another 34% of the fair value of the funds will be liquidated between five to 10 years and the remaining 48% of the fair value of the funds have a remaining life of greater than 10 years.

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

•

Long-short Equity Hedge Funds.    Amount includes investments in hedge funds that invest, long or short, in equities. Equity value and growth hedge funds purchase stocks perceived to be undervalued and sell stocks perceived to be overvalued. Investments representing approximately 12% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions ranged from one to three years at September 30, 2011. Investments representing approximately 30% of the fair value of the investments in long-short equity hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was primarily two years or less at September 30, 2011.

•

Fixed Income/Credit-Related Hedge Funds.    Amount includes investments in hedge funds that employ long-short, distressed or relative value strategies in order to benefit from investments in undervalued or overvalued securities that are primarily debt or credit related. At September 30, 2011, investments representing approximately 42% of the fair value of the investments in fixed income/credit-related hedge funds cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was one year or less at September 30, 2011.

•

Event-Driven Hedge Funds.    Amount includes investments in hedge funds that invest in event-driven situations such as mergers, hostile takeovers, reorganizations, or leveraged buyouts. This may involve the simultaneous purchase of stock in companies being acquired and the sale of stock in its acquirer, hoping

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to profit from the spread between the current market price and the ultimate purchase price of the target company. At September 30, 2011, investments representing approximately 38% of the value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments was primarily one year or less at September 30, 2011.

•

Multi-strategy Hedge Funds.    Amount includes investments in hedge funds that pursue multiple strategies to realize short- and long-term gains. Management of the hedge funds has the ability to overweight or underweight different strategies to best capitalize on current investment opportunities. At September 30, 2011, investments representing approximately 85% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily three years or less at September 30, 2011.

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models. The following tables present net gains (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarters and nine months ended September 30, 2011 and 2010, respectively.

	Principal Transactions- Trading	Interest Expense	Gains (Losses) Included in Net Revenues
	(dollars in millions)
Three Months Ended September 30, 2011
Deposits	$18	$(30)	$(12)
Commercial paper and other short-term borrowings	541	—	541
Securities sold under agreements to repurchase	6	—	6
Long-term borrowings	5,624	(249)	5,375

Nine Months Ended September 30, 2011
Deposits	$49	$(90)	$(41)
Commercial paper and other short-term borrowings	585	—	585
Securities sold under agreements to repurchase	6	—	6
Long-term borrowings	4,316	(809)	3,507

Three Months Ended September 30, 2010
Deposits	$2	$(43)	$(41)
Commercial paper and other short-term borrowings	(156)	—	(156)
Securities sold under agreements to repurchase	(2)	—	(2)
Long-term borrowings	(3,008)	(159)	(3,167)

Nine Months Ended September 30, 2010
Deposits	$(13)	$(136)	$(149)
Commercial paper and other short-term borrowings	(88)	—	(88)
Securities sold under agreements to repurchase	(2)	—	(2)
Long-term borrowings	(481)	(643)	(1,124)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the amounts in the above table, as discussed in Note 2 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K, all of the instruments within Financial instruments owned or Financial instruments sold, not yet purchased are measured at fair value, either through the election of the fair value option, or as required by other accounting guidance. The amounts in the above table are included within Net revenues and do not reflect gains or losses on related hedging instruments, if any.

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

Gains (Losses) due to Changes in Instrument Specific Credit Risk

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in millions)
Short-term and long-term borrowings(1)	$3,410	$(731)	$3,465	$72
Loans(2)	(318)	195	(438)	205
Unfunded lending commitments(3)	(821)	6	(1,034)	(124)

(1)	The change in the fair value of short-term and long-term borrowings (primarily structured notes) includes an adjustment to reflect the change in credit quality of the Company based upon observations of the Company’s secondary bond market spreads.
(2)	Instrument-specific credit gains were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Gains (losses) were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period end.

Amount by Which Contractual Principal Amount Exceeds Fair Value

	At September 30, 2011	At December 31, 2010
	(dollars in billions)
Short-term and long-term borrowings(1)	$2.4	$0.6
Loans(2)	27.4	24.3
Loans 90 or more days past due and/or on non-accrual status(2)(3)	22.2	21.2

(1)	These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.
(2)	The majority of this difference between principal and fair value amounts emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.
(3)	The aggregate fair value of loans that were in non-accrual status, which includes all loans 90 or more days past due, was $2.2 billion and $2.2 billion at September 30, 2011 and December 31, 2010, respectively. The aggregate fair value of loans that were 90 or more days past due was $1.4 billion and $2.0 billion at September 30, 2011 and December 31, 2010, respectively.

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

The following tables present, by caption on the condensed consolidated statements of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for the quarters and nine months ended September 30, 2011 and 2010, respectively.

Three and Nine Months Ended September 30, 2011.

		Fair Value Measurements Using:
	Carrying Value At September 30, 2011(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains(Losses) for the Three Months Ended September 30, 2011(2)	Total Gains (Losses) for the Nine Months Ended September 30, 2011(2)
	(dollars in millions)
Loans(3)	$108	$—	$47	$61	$(19)	$—
Other investments(4)	111	—	—	111	(16)	(44)
Premises, equipment and software costs(4)	3	—	—	3	(4)	(6)
Intangible assets(5)	—	—	—	—	(4)	(7)

Total	$222	$—	$47	$175	$(43)	$(57)

(1)	Carrying values relate only to those assets that had fair value adjustments during the quarter ended September 30, 2011. These amounts do not include assets that had fair value adjustments during the nine months ended September 30, 2011, unless the assets also had a fair value adjustment during the quarter ended September 30, 2011.
(2)	Losses are recorded within Other expenses in the condensed consolidated statement of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.
(3)	Non-recurring change in fair value for loans held for investment was calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models. The non-recurring change in fair value for mortgage loans held for sale is based upon a valuation model incorporating market observable inputs.
(4)	Losses recorded were determined primarily using discounted cash flow models.
(5)	Losses were determined primarily using discounted cash flow models or a valuation technique incorporating an observable market index.

There were no liabilities measured at fair value on a non-recurring basis during the quarter and nine months ended September 30, 2011.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2010.

		Fair Value Measurements Using:
	Carrying Value At September 30, 2010(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended September 30, 2010(2)	Total Gains (Losses) for the Nine Months Ended September 30, 2010(2)
	(dollars in millions)
Loans(3)	$641	$—	$—	$641	$41	$13
Other investments(4)	52	—	—	52	(3)	(9)
Intangible assets(5)	86	—	—	86	(31)	(66)

Total	$779	$—	$—	$779	$7	$(62)

(1)	Carrying values relate only to those assets that had fair value adjustments during the quarter ended September 30, 2010. These amounts do not include assets that had fair value adjustments during the nine months ended September 30, 2010, unless the assets also had a fair value adjustment during the quarter ended September 30, 2010.
(2)	Losses are recorded within Other expenses in the condensed consolidated statement of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.
(3)	Non-recurring change in fair value for loans held for investment were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models.
(4)	Losses recorded were determined primarily using discounted cash flow models.
(5)	Losses primarily related to investment management contracts and were determined using discounted cash flow models.

In addition to the losses included in the table above, the Company incurred a loss of approximately $1.2 billion in connection with the disposition of Revel, which was included in discontinued operations. The loss primarily related to premises, equipment and software costs and was included in discontinued operations (see Note 1). The fair value of Revel, net of estimated costs to sell, included in Premises, equipment and software costs was approximately $40 million at September 30, 2010 and was classified in Level 3. Fair value was determined using discounted cash flow models.

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

The Company’s long-term borrowings are recorded at amortized amounts unless elected under the fair value option or designated as a hedged item in a fair value hedge. For long-term borrowings not measured at fair value, the fair value of the Company’s long-term borrowings was estimated using either quoted market prices or discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing arrangements. At September 30, 2011, the carrying value of the Company’s long-term borrowings not measured

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at fair value was approximately $12.7 billion higher than fair value. At December 31, 2010, the carrying value of the Company’s long-term borrowings not measured at fair value was approximately $1.8 billion higher than fair value.

4.	Securities Available for Sale.

The following table presents information about the Company’s available for sale securities:

	At September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$11,318	$175	$2	$—	$11,491
U.S. agency securities	15,663	56	13	—	15,706
Corporate and other debt(1)	501	—	1	—	500

Total	$27,482	$231	$16	$—	$27,697

(1)	Amounts include FFELP student loan asset-backed securities, which are backed by a guarantee from the U.S. Department of Education.

	At December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$18,812	$199	$34	$—	$18,977
U.S. agency securities	10,774	16	118	—	10,672

Total	$29,586	$215	$152	$—	$29,649

The table below presents the fair value of investments in debt securities available for sale that have been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
At September 30, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$768	$2	$—	$—	$768	$2
U.S. agency securities	3,027	11	880	2	3,907	13
Corporate and other debt	486	1	—	—	486	1

Total	$4,281	$14	$880	$2	$5,161	$16

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Less than 12 Months		12 Months or Longer		Total
At December 31, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$1,960	$34	$—	$—	$1,960	$34
U.S. agency securities	7,736	118	—	—	7,736	118

Total	$9,696	$152	$—	$—	$9,696	$152

Gross unrealized losses are recorded in Accumulated other comprehensive income.

The Company does not intend to sell these securities or expect to be required to sell these securities prior to recovery of the amortized cost basis. In addition, the Company does not expect these securities to experience a credit loss given the explicit and implicit guarantee provided by the U.S. government. The Company believes that the debt securities with an unrealized loss in Accumulated other comprehensive income were not other-than-temporarily impaired at September 30, 2011 and December 31, 2010.

The following table presents the amortized cost and fair value of debt securities available for sale by contractual maturity dates at September 30, 2011.

	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$2,157	$2,171	0.9%
After 1 year but through 5 years	7,744	7,893	1.4%
After 5 years	1,417	1,427	1.4%

Total	11,318	11,491

U.S. agency securities:
After 5 years	15,663	15,706	1.1%

Total	15,663	15,706

Total U.S. government and agency securities	26,981	27,197	1.2%

Corporate and other debt:
After 5 years	501	500	1.0%

Total Corporate and other debt	501	500

Total debt securities available for sale	$27,482	$27,697	1.2%

The following table presents information pertaining to sales of debt securities available for sale:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(dollars in millions)
Gross realized gains	$36	$132

Gross realized losses	$—	$2

Proceeds of sales of debt securities available for sale	$1,775	$14,917

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross realized gains and losses are recognized in Other revenues in the condensed consolidated statements of income. There were no sales of available for sale securities during the three and nine months ended September 30, 2010.

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

The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the review of margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies to reduce risk. Additionally, transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations. For these transactions, adherence to the Company’s collateral policies significantly limits the Company’s credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and, if necessary, may sell securities that have not been paid for or purchase securities sold but not delivered from customers. At September 30, 2011 and December 31, 2010, there were approximately $14.4 billion and $18.0 billion, respectively, of customer margin loans outstanding.

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

	At September 30, 2011	At December 31, 2010
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$5,662	$11,513
Other sovereign government obligations	6,780	8,741
Corporate and other debt	14,065	12,333
Corporate equities	22,870	21,919

Total	$49,377	$54,506

The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. The Company additionally receives securities as collateral in connection with certain securities-for-securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the condensed consolidated statements of financial condition. At September 30, 2011 and December 31, 2010, the fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $573 billion and $537 billion, respectively, and the fair value of the portion that had been sold or repledged was $410 billion and $390 billion, respectively.

At September 30, 2011 and December 31, 2010, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

	At September 30, 2011	At December 31, 2010
	(dollars in millions)
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	$30,864	$19,180
Securities(1)	21,752	18,935

Total	$52,616	$38,115

(1)	Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Federal funds sold and securities purchased under agreements to resell and Financial instruments owned in the condensed consolidated statements of financial condition.

6.	Variable Interest Entities and Securitization Activities.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables present information at September 30, 2011 and December 31, 2010 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis.

	At September 30, 2011
	Mortgage and Asset-backed Securitizations	Collateralized Debt Obligations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$2,754	$101	$2,170	$857	$2,081
VIE liabilities	$1,947	$73	$124	$2,614	$669

	At December 31, 2010
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$3,362	$129	$2,032	$643	$2,584
VIE liabilities	$2,544	$68	$108	$2,571	$1,219

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s liabilities. At September 30, 2011 and December 31, 2010, managed real estate partnerships reflected noncontrolling interests in the Company’s condensed consolidated financial statements of $1,610 million and

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1,508 million, respectively. The Company also had additional maximum exposure to losses of approximately $224 million and $884 million at September 30, 2011 and December 31, 2010, respectively. This additional exposure related primarily to certain derivatives (e.g., instead of purchasing senior securities, the Company has sold credit protection to synthetic CDOs through credit derivatives that are typically related to the most senior tranche of the CDO) and commitments, guarantees and other forms of involvement.

The following tables present information about certain non-consolidated VIEs in which the Company had variable interests at September 30, 2011 and December 31, 2010. The tables include all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. Most of the VIEs included in the tables below are sponsored by unrelated parties; the Company’s involvement generally is the result of the Company’s secondary market-making activities.

	At September 30, 2011
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$161,330	$15,683	$6,883	$1,920	$19,632
Maximum exposure to loss:
Debt and equity interests(2)	$4,639	$629	$63	$975	$2,286
Derivative and other contracts	99	854	4,406	—	1,557
Commitments, guarantees and other	216	—	—	784	241

Total maximum exposure to loss	$4,954	$1,483	$4,469	$1,759	$4,084

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$4,639	$629	$63	$654	$2,284
Derivative and other contracts	97	668	—	—	632

Total carrying value of exposure to loss—Assets	$4,736	$1,297	$63	$654	$2,916

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$15	$138	$—	$—	$72
Commitments, guarantees and other	—	—	—	15	215

Total carrying value of exposure to loss—Liabilities	$15	$138	$—	$15	$287

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $18.5 billion of residential mortgages; $110.0 billion of commercial mortgages; $23.8 billion of U.S. agency collateralized mortgage obligations; and $9.0 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $1.1 billion of residential mortgages; $1.3 billion of commercial mortgages; $1.7 billion of U.S. agency collateralized mortgage obligations; and $0.5 billion of other consumer or commercial loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2010
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$172,711	$38,332	$7,431	$2,037	$11,262
Maximum exposure to loss:
Debt and equity interests(2)	$8,129	$1,330	$78	$1,062	$2,678
Derivative and other contracts	113	942	4,709	—	2,079
Commitments, guarantees and other	—	—	—	791	446

Total maximum exposure to loss	$8,242	$2,272	$4,787	$1,853	$5,203

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$8,129	$1,330	$78	$779	$2,678
Derivative and other contracts	113	753	—	—	551

Total carrying value of exposure to loss—Assets	$8,242	$2,083	$78	$779	$3,229

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$15	$123	$—	$—	$23
Commitments, guarantees and other	—	—	—	44	261

Total carrying value of exposure to loss—Liabilities	$15	$123	$—	$44	$284

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $34.9 billion of residential mortgages; $94.0 billion of commercial mortgages; $28.8 billion of U.S. agency collateralized mortgage obligations; and $15.0 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $1.9 billion of residential mortgages; $2.1 billion of commercial mortgages; $3.0 billion of U.S. agency collateralized mortgage obligations; and $1.1 billion of other consumer or commercial loans.

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

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $3.8 billion at September 30, 2011. These securities were either retained in connection with transfers of assets by the Company or acquired in connection with secondary market-making activities. Securities issued by securitization SPEs consist of $1.2

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

billion of securities backed primarily by residential mortgage loans, $0.9 billion of securities backed by U.S. agency collateralized mortgage obligations, $0.8 billion of securities backed by commercial mortgage loans, $0.5 billion of securities backed by collateralized debt obligations or collateralized loan obligations and $0.4 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. The Company’s primary risk exposure is to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Financial instruments owned—Corporate and other debt and are measured at fair value. The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Company’s maximum exposure to loss generally equals the fair value of the securities owned.

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

Transfers of Assets with Continuing Involvement.

The following tables present information at September 30, 2011 regarding transactions with SPEs in which the Company, acting as principal, transferred financial assets with continuing involvement and received sales treatment.

	At September 30, 2011
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other
	(dollars in millions)
SPE assets (unpaid principal balance)(1)	$43,363	$84,333	$33,619	$18,891
Retained interests (fair value):
Investment grade	$32	$28	$1,110	$3
Non-investment grade	193	42	—	1,565

Total retained interests (fair value)	$225	$70	$1,110	$1,568

Interests purchased in the secondary market (fair value):
Investment grade	$70	$143	$58	$425
Non-investment grade	188	89	—	18

Total interests purchased in the secondary market (fair value)	$258	$232	$58	$443

Derivative assets (fair value)	$27	$1,238	$—	$192
Derivative liabilities (fair value)	$31	$59	$—	$630

(1)	Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At September 30, 2011
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$1,165	$8	$1,173
Non-investment grade	—	125	1,675	1,800

Total retained interests (fair value)	$—	$1,290	$1,683	$2,973

Interests purchased in the secondary market (fair value):
Investment grade	$—	$686	$10	$696
Non-investment grade	—	169	126	295

Total interests purchased in the secondary market (fair value)	$—	$855	$136	$991

Derivative assets (fair value)	$—	$904	$553	$1,457
Derivative liabilities (fair value)	$—	$640	$80	$720

The following tables present information at December 31, 2010 regarding transactions with SPEs in which the Company, acting as principal, transferred assets with continuing involvement and received sales treatment.

	At December 31, 2010
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other
	(dollars in millions)
SPE assets (unpaid principal balance)(1)	$48,947	$85,974	$29,748	$11,462
Retained interests (fair value):
Investment grade	$46	$64	$2,636	$8
Non-investment grade	206	81	—	2,327

Total retained interests (fair value)	$252	$145	$2,636	$2,335

Interests purchased in the secondary market (fair value):
Investment grade	$118	$643	$155	$21
Non-investment grade	205	55	—	11

Total interests purchased in the secondary market (fair value)	$323	$698	$155	$32

Derivative assets (fair value)	$75	$955	$—	$78
Derivative liabilities (fair value)	$29	$80	$—	$314

(1)	Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2010
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$2,732	$22	$2,754
Non-investment grade	—	241	2,373	2,614

Total retained interests (fair value)	$—	$2,973	$2,395	$5,368

Interests purchased in the secondary market (fair value):
Investment grade	$—	$929	$8	$937
Non-investment grade	—	255	16	271

Total interests purchased in the secondary market (fair value)	$—	$1,184	$24	$1,208

Derivative assets (fair value)	$—	$887	$221	$1,108
Derivative liabilities (fair value)	$—	$360	$63	$423

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

Net gains on sales of assets in securitization transactions at the time of the sale were not material in the nine months ended September 30, 2011 and 2010.

During the nine months ended September 30, 2011 and 2010, the Company received proceeds from new securitization transactions of $18.6 billion and $18.5 billion, respectively. During the nine months ended September 30, 2011 and 2010, the Company received proceeds from cash flows from retained interests in securitization transactions of $5.7 billion and $5.0 billion, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the carrying value of assets and liabilities resulting from transfers of financial assets treated by the Company as secured financings:

	At September 30, 2011		At December 31, 2010
	Carrying Value of		Carrying Value of
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Commercial mortgage loans	$120	$120	$128	$124
Credit-linked notes	380	337	784	781
Equity-linked transactions	1,952	1,909	1,618	1,583
Other	115	115	62	61

Mortgage Servicing Activities.

Mortgage Servicing Rights.    The Company may retain servicing rights to certain mortgage loans that are sold. These transactions create an asset referred to as MSRs, which totaled approximately $133 million and $157 million at September 30, 2011 and December 31, 2010, respectively, and are included within Intangible assets and carried at fair value in the condensed consolidated statements of financial condition.

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

The Company provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets and are recorded at cost. Advances at September 30, 2011 and December 31, 2010 totaled approximately $1.3 billion and $1.5 billion, respectively, net of allowance of $12 million and $10 million at September 30, 2011 and December 31, 2010, respectively.

The following tables present information about the Company’s mortgage servicing activities for SPEs to which the Company transferred loans at September 30, 2011 and December 31, 2010:

	At September 30, 2011
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs	Commercial Mortgage Consolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$10,167	$2,181	$6,362	$1,786
Amounts past due 90 days or greater (unpaid principal balance)(1)	$3,212	$409	$—	$—
Percentage of amounts past due 90 days or greater(1)	31.6%	18.8%	—	—
Credit losses	$442	$62	$—	$—

(1)	Amount includes loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2010
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs	Commercial Mortgage Consolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$10,616	$2,357	$7,108	$2,097
Amounts past due 90 days or greater (unpaid principal balance)(1)	$3,861	$446	$—	$—
Percentage of amounts past due 90 days or greater(1)	36.4%	18.9%	—	—
Credit losses	$1,098	$35	$—	$—

(1)	Amount includes loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

The Company also serviced residential and commercial mortgage loans for SPEs sponsored by unrelated parties with unpaid principal balances totaling $11 billion and $13 billion at September 30, 2011 and December 31, 2010, respectively.

7.	Financing Receivables.

Loans held for investment.

The Company’s loans held for investment are recorded at amortized cost and classified as Loans in the condensed consolidated statements of financial condition.

The Company’s loans held for investment at September 30, 2011 and December 31, 2010 included the following:

	At September 30, 2011	At December 31, 2010
	(dollars in millions)
Commercial and industrial	$4,220	$4,054
Consumer loans	4,838	3,974
Residential real estate loans	3,932	1,915
Wholesale real estate loans	402	468

Total loans held for investment(1)	$13,392	$10,411

(1)	Amounts are net of allowances of $18 million and $82 million at September 30, 2011 and December 31, 2010, respectively.

The above table does not include loans held for sale of $61 million and $165 million at September 30, 2011 and December 31, 2010.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consumer loans, the initial credit evaluation includes, but is not limited to review of the obligor’s income, net worth, liquidity, collateral, loan-to-value ratio, and credit bureau information. Subsequent credit monitoring for residential real estate loans is performed at the portfolio level and for consumer loans collateral, values are monitored on an ongoing basis.

At September 30, 2011, the Company collectively evaluated for impairment gross commercial and industrial loans, consumer loans, residential real estate loans and wholesale real estate loans of $4,054 million, $4,767 million, $3,932 million and $347 million, respectively. The Company individually evaluated for impairment gross commercial and industrial loans, consumer and wholesale real estate loans of $177 million, $72 million and $61 million, respectively. Commercial and industrial loans of approximately $33 million and wholesale real estate loans of approximately $60 million were impaired at September 30, 2011. Approximately 100% of the Company’s loan portfolio was current at September 30, 2011.

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

The Company assigned an internal grade of “doubtful” to certain commercial asset-backed and wholesale real estate loans totaling $35 million and $500 million at September 30, 2011 and December 31, 2010, respectively. Doubtful loans can be classified as current if the borrower is making payments in accordance with the loan agreement. The Company assigned an internal grade of “pass” to the majority of the remaining loans.

For a description of the Company’s loan portfolio and credit quality indicators utilized in its credit monitoring process, see Note 8 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K.

Employee Loans.

Employee loans are granted primarily in conjunction with a program established in the Global Wealth Management Group business segment to retain and recruit certain employees. These loans are recorded in Receivables—Fees, interest and other in the condensed consolidated statements of financial condition. These loans are full recourse, require periodic payments and have repayment terms ranging from four to 12 years. The Company establishes a reserve for loan amounts it does not consider recoverable from terminated employees, which is recorded in Compensation and benefits expense. At September 30, 2011, the Company had $5,509 million of employee loans, net of an allowance of approximately $115 million. At December 31, 2010, the Company had $5,831 million of employee loans, net of an allowance of approximately $111 million.

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

The Company tests goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level, which is generally at the level of or one level below its business segments. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required.

The estimated fair values of the reporting units are generally determined utilizing methodologies that incorporate price-to-book, price-to-earnings and assets under management multiples of certain comparable companies. The Company also utilizes a discounted cash flow methodology for certain reporting units.

The Company completed its annual goodwill impairment testing as of July 1, 2011. The Company’s testing did not indicate any goodwill impairment. Due to the volatility in the equity markets, the economic outlook and the Company’s common shares trading below book value during the quarter ended September 30, 2011, the Company performed additional impairment testing at September 30, 2011, which did not result in any goodwill impairment. Adverse market or economic events could result in impairment charges in future periods.

Goodwill.

Changes in the carrying amount of the Company’s goodwill, net of accumulated impairment losses for the nine months ended September 30, 2011, were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Goodwill at December 31, 2010(1)	$383	$5,616	$740	$6,739
Foreign currency translation adjustments and other	(30)	—	—	(30)

Goodwill at September 30, 2011(1)	$353	$5,616	$740	$6,709

(1)	The amount of the Company’s goodwill before accumulated impairment losses of $700 million (primarily related to the Institutional Securities business segment) at September 30, 2011 and December 31, 2010, was $7,409 million and $7,439 million, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Intangible Assets.

Changes in the carrying amount of the Company’s intangible assets for the nine months ended September 30, 2011 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Amortizable net intangible assets at December 31, 2010	$262	$3,963	$5	$4,230
Mortgage servicing rights (see Note 6)	151	6	—	157
Indefinite-lived intangible assets	—	280	—	280

Net intangible assets at December 31, 2010	$413	$4,249	$5	$4,667

Amortizable net intangible assets at December 31, 2010	$262	$3,963	$5	$4,230
Foreign currency translation adjustments and other	(4)	—	—	(4)
Amortization expense	(19)	(242)	—	(261)
Impairment losses(1)	(4)	—	(3)	(7)
Intangible assets disposed of during the period	(1)	—	—	(1)

Amortizable net intangible assets at September 30, 2011	234	3,721	2	3,957
Mortgage servicing rights (see Note 6)	124	9	—	133
Indefinite-lived intangible assets	—	280	—	280

Net intangible assets at September 30, 2011	$358	$4,010	$2	$4,370

(1)	Impairment losses are recorded within Other expenses.

9.	Long-Term Borrowings and Other Secured Financings.

The Company’s long-term borrowings included the following components:

	At September 30, 2011	At December 31, 2010
	(dollars in millions)
Senior debt	$180,316	$183,514
Subordinated debt	3,942	4,126
Junior subordinated debentures	4,835	4,817

Total	$189,093	$192,457

During the nine months ended September 30, 2011, the Company issued notes with a principal amount of approximately $30 billion. During the nine months ended September 30, 2011, approximately $32 billion of notes were matured or retired.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates was approximately 5.1 years and 5.2 years at September 30, 2011 and December 31, 2010, respectively.

FDIC’s Temporary Liquidity Guarantee Program.

At September 30, 2011 and December 31, 2010, the Company had long-term debt outstanding of $15.2 billion and $21.3 billion, respectively, under the Temporary Liquidity Guarantee Program (“TLGP”). The issuance of debt under the TLGP expired on December 31, 2010, but the existing long-term debt outstanding is guaranteed

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

until June 30, 2012. These borrowings are senior unsecured debt obligations of the Company and guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) under the TLGP. The FDIC has concluded that the guarantee is backed by the full faith and credit of the U.S. government.

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

The Company’s other secured financings consisted of the following:

	At September 30, 2011	At December 31, 2010
	(dollars in millions)
Secured financings with original maturities greater than one year	$19,387	$7,398
Secured financings with original maturities one year or less	288	506
Failed sales(1)	2,481	2,549

Total(2)	$22,156	$10,453

(1)	For more information on failed sales, see Note 6.
(2)	Amounts include $15,940 million at fair value at September 30, 2011 and $8,490 million at fair value at December 31, 2010.

10.	Derivative Instruments and Hedging Activities.

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

The Company’s derivative products consist of the following:

	At September 30, 2011		At December 31, 2010
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Exchange traded derivative products	$5,327	$7,090	$6,099	$8,553
OTC derivative products	49,085	40,974	45,193	39,249

Total	$54,412	$48,064	$51,292	$47,802

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

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at September 30, 2011 and December 31, 2010, respectively. Fair value is presented in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned at September 30, 2011(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post-Collateral
Credit Rating(2)	Less than 1	1 - 3	3 - 5	Over 5
	(dollars in millions)
AAA	$983	$1,985	$1,310	$11,287	$(7,555)	$8,010	$6,538
AA	7,024	6,648	6,463	20,518	(32,303)	8,350	6,055
A	9,078	6,874	8,916	35,589	(44,993)	15,464	12,747
BBB	4,387	3,487	2,563	9,040	(11,025)	8,452	6,316
Non-investment grade	2,742	3,159	2,925	7,516	(7,533)	8,809	6,700

Total	$24,214	$22,153	$22,177	$83,950	$(103,409)	$49,085	$38,356

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. The table does not include listed derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Owned at December 31, 2010(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post-Collateral
Credit Rating(2)	Less than 1	1 - 3	3 - 5	Over 5
	(dollars in millions)
AAA	$802	$2,005	$1,242	$8,823	$(5,906)	$6,966	$6,683
AA	6,601	6,760	5,589	17,844	(27,801)	8,993	7,877
A	8,655	8,710	6,507	26,492	(36,397)	13,967	12,383
BBB	2,982	4,109	2,124	7,347	(9,034)	7,528	6,001
Non-investment grade	2,628	3,231	1,779	4,456	(4,355)	7,739	5,348

Total	$21,668	$24,815	$17,241	$64,962	$(83,493)	$45,193	$38,292

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. The table does not include listed derivatives and the effect of any related hedges utilized by the Company.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

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

	Assets at September 30, 2011		Liabilities at September 30, 2011
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$8,510	$79,767	$—	$—
Foreign exchange contracts	680	13,410	171	5,191

Total derivatives designated as accounting hedges	9,190	93,177	171	5,191

Derivatives not designated as accounting hedges(1):
Interest rate contracts	905,331	21,629,892	884,179	21,618,226
Credit contracts	169,862	2,865,134	158,006	2,782,564
Foreign exchange contracts	89,839	2,001,849	92,083	1,974,088
Equity contracts	61,818	782,263	64,790	767,265
Commodity contracts	43,863	476,307	42,013	430,490
Other	1,258	14,021	2,446	28,607

Total derivatives not designated as accounting hedges	1,271,971	27,769,466	1,243,517	27,601,240

Total derivatives	$1,281,161	$27,862,643	$1,243,688	$27,606,431
Cash collateral netting	(75,092)	—	(43,968)	—
Counterparty netting	(1,151,657)	—	(1,151,656)	—

Total derivatives	$54,412	$27,862,643	$48,064	$27,606,431

(1)	Notional amounts include net notionals related to long and short futures contracts of $80 billion and $81 billion, respectively. The variation margin on these futures contracts (excluded from the table above) of $484 million and $51 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Assets at December 31, 2010		Liabilities at December 31, 2010
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$5,250	$68,212	$177	$7,989
Foreign exchange contracts	64	5,119	420	14,408

Total derivatives designated as accounting hedges	5,314	73,331	597	22,397

Derivatives not designated as accounting hedges(1):
Interest rate contracts	615,717	16,305,214	595,626	16,267,730
Credit contracts	110,134	2,398,676	95,626	2,239,211
Foreign exchange contracts	61,924	1,418,488	64,268	1,431,651
Equity contracts	39,846	571,767	46,160	568,399
Commodity contracts	64,152	420,534	65,728	414,535
Other	243	6,635	1,568	16,910

Total derivatives not designated as accounting hedges	892,016	21,121,314	868,976	20,938,436

Total derivatives	$897,330	$21,194,645	$869,573	$20,960,833
Cash collateral netting	(61,856)	—	(37,589)	—
Counterparty netting	(784,182)	—	(784,182)	—

Total derivatives	$51,292	$21,194,645	$47,802	$20,960,833

(1)	Notional amounts include net notionals related to long and short futures contracts of $71 billion and $76 billion, respectively. The variation margin on these futures contracts (excluded from the table above) of $387 million and $1 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the condensed consolidated statements of financial condition.

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for the quarters and nine months ended September 30, 2011 and 2010, respectively.

Derivatives Designated as Fair Value Hedges.

The following table presents gains (losses) reported on derivative instruments and the related hedge item as well as the hedge ineffectiveness included in Interest expense in the condensed consolidated statements of income from interest rate contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2011	2010	2011	2010
	(dollars in millions)
Gain recognized on derivatives	$3,261	$1,325	$3,331	$3,778
Gain (loss) recognized on borrowings	(3,065)	(1,141)	(2,820)	(3,286)

Total	$196	$184	$511	$492

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives Designated as Net Investment Hedges.

	Gains (Losses) Recognized in OCI (effective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2011	2010	2011	2010
	(dollars in millions)
Foreign exchange contracts(1)	$422	$(545)	$139	$(173)

Total	$422	$(545)	$139	$(173)

(1)	Losses of $67 million and $176 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarter and nine months ended September 30, 2011, respectively. Losses of $33 million and $103 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarter and nine months ended September 30, 2010, respectively.

The table below summarizes gains (losses) on derivative instruments not designated as accounting hedges for the quarters and nine months ended September 30, 2011 and 2010, respectively:

	Gains (Losses) Recognized in Income(1)(2)
	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2011	2010	2011	2010
	(dollars in millions)
Interest rate contracts	$(221)	$924	$5,251	$1,360
Credit contracts	2,117	(729)	2,849	21
Foreign exchange contracts	636	(1,558)	(3,165)	(688)
Equity contracts	4,278	(2,653)	3,262	(116)
Commodity contracts	1,167	(258)	1,616	923
Other contracts	(357)	(83)	(113)	(604)

Total derivative instruments	$7,620	$(4,357)	$9,700	$896

(1)	Gains (losses) on derivative contracts not designated as hedges are primarily included in Principal transactions—Trading.
(2)	Gains (losses) associated with derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Principal transactions—Trading.

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $69 million and $109 million at September 30, 2011 and December 31, 2010, respectively, and a notional of $3,469 million and $4,256 million at September 30, 2011 and December 31, 2010, respectively. The Company recognized losses of $2 million and gains of less than $1 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter and nine months ended September 30, 2011, respectively. The Company recognized gains of $24 million and $69 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter and nine months ended September 30, 2010, respectively.

At September 30, 2011 and December 31, 2010, the amount of payables associated with cash collateral received that was netted against derivative assets was $75.1 billion and $61.9 billion, respectively, and the amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $44.0 billion and $37.6 billion, respectively. Cash collateral receivables and payables of $212 million and $19 million, respectively, at September 30, 2011 and $435 million and $37 million, respectively, at December 31, 2010, were not offset against certain contracts that did not meet the definition of a derivative.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit-Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit ratings downgrade. At September 30, 2011 and December 31, 2010, the aggregate fair value of derivative contracts that contain credit-risk-related contingent features that are in a net liability position totaled $41,347 million and $32,567 million, respectively, for which the Company has posted collateral of $32,115 million and $26,904 million, respectively, in the normal course of business. At September 30, 2011 and December 31, 2010, the amount of additional collateral or termination payments that could be called by counterparties under the terms of such agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was approximately $629 million and $873 million, respectively. Additional collateral or termination payments of approximately $4,219 million and $1,537 million could be called by counterparties in the event of a two-notch downgrade at September 30, 2011 and December 31, 2010, respectively. Of these amounts, $4,172 million and $1,766 million at September 30, 2011 and December 31, 2010, respectively, related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

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

The tables below summarize the notional and fair value of protection sold and protection purchased through credit default swaps at September 30, 2011 and December 31, 2010:

	At September 30, 2011
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$1,511,779	$67,092	$1,495,932	$(65,720)
Index and basket credit default swaps	1,047,726	42,998	871,695	(34,465)
Tranched index and basket credit default swaps	239,050	15,539	481,516	(37,300)

Total	$2,798,555	$125,629	$2,849,143	$(137,485)

	At December 31, 2010
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$1,329,150	$10,681	$1,316,610	$(18,481)
Index and basket credit default swaps	683,593	10,380	500,781	(6,764)
Tranched index and basket credit default swaps	281,508	4,171	526,245	(14,496)

Total	$2,294,251	$25,232	$2,343,636	$(39,741)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the credit ratings and maturities of protection sold through credit default swaps and other credit contracts at September 30, 2011:

	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$8,280	$23,211	$25,375	$27,322	$84,188	$1,328
AA	13,542	39,432	43,241	31,160	127,375	8,613
A	56,098	130,546	67,661	47,183	301,488	5,110
BBB	112,853	232,416	117,060	83,160	545,489	8,057
Non-investment grade	101,230	175,125	97,626	79,258	453,239	43,984

Total	292,003	600,730	350,963	268,083	1,511,779	67,092

Index and basket credit default swaps(3):
AAA	7,450	60,990	24,696	19,397	112,533	(49)
AA	260	52,099	34,380	36,207	122,946	2,705
A	1,279	16,045	45,552	14,826	77,702	4,512
BBB	8,834	100,742	227,872	87,603	425,051	13,172
Non-investment grade	119,777	169,276	105,965	153,526	548,544	38,197

Total	137,600	399,152	438,465	311,559	1,286,776	58,537

Total credit default swaps sold	$429,603	$999,882	$789,428	$579,642	$2,798,555	$125,629

Other credit contracts(4)(5)	$738	$1,128	$100	$2,906	$4,872	$(536)

Total credit derivatives and other credit contracts	$430,341	$1,001,010	$789,528	$582,548	$2,803,427	$125,093

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the terms of the contracts.
(3)	Credit ratings are calculated internally.
(4)	Other credit contracts include CLNs, CDOs and credit default swaps that are considered hybrid instruments.
(5)	Fair value amount shown represents the fair value of the hybrid instruments.

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

Purchased Credit Protection with Identical Underlying Reference Obligations.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $2.3 trillion and $1.8 trillion at September 30, 2011 and December 31, 2010, compared with a notional amount of approximately $2.4 trillion and $2.0 trillion, at September 30, 2011 and December 31, 2010, respectively, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations.

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

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at September 30, 2011 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at September 30, 2011
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$1,565	$—	$11	$—	$1,576
Investment activities	1,175	381	84	227	1,867
Primary lending commitments—investment grade(1)	15,487	15,039	23,692	833	55,051
Primary lending commitments—non-investment grade	2,089	3,863	8,500	3,478	17,930
Secondary lending commitments(2)	50	247	28	97	422
Commitments for secured lending transactions	9	370	217	—	596
Forward starting reverse repurchase agreements and securities borrowing agreements(3)	59,036	—	—	—	59,036
Commercial and residential mortgage-related commitments	810	18	120	538	1,486
Other commitments	656	697	41	1	1,395

Total	$80,877	$20,615	$32,693	$5,174	$139,359

(1)	This amount includes commitments to asset-backed commercial paper conduits of $275 million at September 30, 2011, of which $138 million have maturities of less than one year and $137 million of which have maturities of one to three years.
(2)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 3).
(3)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to September 30, 2011 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and at September 30, 2011, $54.0 billion settled within three business days.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at September 30, 2011:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)	$429,603	$999,882	$789,428	$579,642	$2,798,555	$125,629	$—
Other credit contracts	738	1,128	100	2,906	4,872	(536)	—
Non-credit derivative contracts(1)	1,535,977	927,150	373,096	339,490	3,175,713	140,861	—
Standby letters of credit and other financial guarantees issued(2)(3)	1,114	1,666	922	5,544	9,246	13	5,674
Market value guarantees	—	—	149	667	816	15	89
Liquidity facilities	5,150	931	187	71	6,339	—	7,054
Whole loan sales representations and warranties	—	—	—	24,685	24,685	54	—
Securitization representations and warranties	—	—	—	86,434	86,434	25	—
General partner guarantees	204	2	56	222	484	77	—

(1)	Carrying amount of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 10.
(2)	Approximately $2.5 billion of standby letters of credit are also reflected in the “Commitments” table in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Financial instruments owned or Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition.
(3)	Amounts include guarantees issued by consolidated real estate funds sponsored by the Company of approximately $361 million. These guarantees relate to obligations of the fund’s investee entities, including guarantees related to capital expenditures and principal and interest debt payments. Accrued losses under these guarantees of approximately $79 million are reflected as a reduction of the carrying value of the related fund investments, which are reflected in Financial instruments owned—Investments on the condensed consolidated statement of financial condition.

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

For certain other legal proceedings, the Company can estimate reasonably possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued, but does not believe, based on current knowledge and after consultation with counsel, that such losses will have a material adverse effect on the Company’s condensed consolidated financial statements as a whole, other than the matters referred to in the following paragraphs.

On September 25, 2009, the Company was named as a defendant in a lawsuit styled Citibank, N.A. v. Morgan Stanley & Co. International, PLC, which is pending in the United States District Court for the Southern District of New York (“SDNY”). The lawsuit relates to a credit default swap referencing the Capmark VI CDO (“Capmark”), which was structured by Citibank, N.A. (“Citi N.A.”). At issue is whether, as part of the swap agreement, Citi N.A. was obligated to obtain the Company’s prior written consent before it exercised a right to liquidate Capmark upon the occurrence of certain contractually-defined credit events. Citi N.A. is seeking approximately $245 million in compensatory damages plus interest and costs. On May 12, 2010, the court granted Citi N.A.’s motion for judgment on the pleadings on its claim for breach of contract. On October 8, 2010, the court issued an order denying Citi N.A.’s motion for judgment on the pleadings as to the Company’s counterclaim for reformation and granting Citi N.A.’s motion for judgment on the pleadings as to the Company’s counterclaim for estoppel. On May 25, 2011, the court denied the Company’s motion for summary judgment and granted Citi N.A.’s cross motion for summary judgment. On June 27, 2011, the court entered a judgment in favor of Citi N.A. for $269 million plus post-judgment interest and the Company filed a notice of appeal to the United States Court of Appeals for the Second Circuit. On October 11, 2011, the Company filed its initial brief in support of that appeal. Based on currently available information, the Company believes it could incur a loss of up to approximately $269 million plus post-judgment interest.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 6, 2010, MBIA Insurance Corporation (“MBIA”) filed a complaint against the Company related to MBIA’s contract to insure approximately $223 million of residential mortgage backed securities related to a second lien residential mortgage backed securitization sponsored by the Company in June 2007. The complaint is styled MBIA Insurance Corporation v. Morgan Stanley, et al. and is pending in New York Supreme Court, Westchester County. The complaint asserts claims for fraud, breach of contract and unjust enrichment and alleges, among other things, that the Company misled MBIA regarding the quality of the loans contained in the securitization, that loans contained in the securitization breached various representations and warranties and that the loans have been serviced inadequately. The complaint seeks, among other relief, compensatory and punitive damages, an order requiring the Company to comply with the loan breach remedy procedures in the transaction documents and/or to indemnify MBIA for losses resulting from the Company’s alleged breach of the transaction documents, as well as costs, interests and fees. On May 26, 2011, the court presiding over this case partially denied the Company’s motion to dismiss the complaint. On June 28, 2011, the Company filed a notice appealing that decision to the Appellate Division of the Supreme Court of the State of New York, First Department. Based on currently available information, the Company believes it could incur a loss of up to approximately $223 million plus pre- and post-judgment interest, fees and costs.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche bank Securities Inc. et al., respectively. Amended complaints were filed on June 10, 2010. The complaints allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The original amount of the certificates allegedly sold to plaintiff by the Company in these cases was approximately $980 million collectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over these cases dismissed the federal securities law claims against the Company, but denied the Company’s motion to dismiss with respect to other claims. As of October 1, 2011, the current unpaid balance of the mortgage pass through certificates at issue in these cases was approximately $420 million and the certificates had not yet incurred losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $420 million unpaid balance of these certificates and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and would be entitled to an offset for interest received by the plaintiff prior to a judgment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2009, the Basel Committee of Banking Supervision (the “Basel Committee”) released proposals on risk-based capital, leverage and liquidity standards, known as Basel III. The proposal described new standards to raise the quality of capital and strengthen counterparty credit risk capital requirements; introduced a leverage ratio as a supplemental measure to the risk-based ratio and introduced a countercyclical buffer. The Basel III proposals complement an earlier proposal for revisions to the Market Risk Framework that increases capital requirements for securitizations within the Company’s trading book. The Basel Committee published final rules in December 2010, which were ratified at the G-20 Leaders Summit in November 2010. In July 2011, the Basel Committee released proposals to require global systemically important banks (“GSIBs”) to maintain additional Tier 1 common requirements. The U.S. regulators will require implementation of Basel III subject to an extended phase-in period. The Basel Committee is also working with the Financial Stability Board to develop additional requirements for systemically important financial institutions, which could include capital surcharges.

At September 30, 2011, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 15.2% and total capital to RWAs of 16.4% (6% and 10% being well-capitalized for regulatory purposes, respectively). In addition, financial holding companies are subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the calendar quarter.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2011, the Company calculated its RWAs in accordance with the regulatory capital requirements of the Federal Reserve, which is consistent with guidelines described under Basel I. RWAs reflect both on and off-balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations. Prior to October 2011, the Company applied a capital treatment for OTC derivatives collateral that reduced the Company’s overall RWAs based on regulatory reporting guidance received from the Federal Reserve. In October 2011, the Company was advised by the Federal Reserve that, based on its further review concerning the application of pre-existing regulatory policy, the Company should adjust its capital treatment for OTC derivatives collateral. In all circumstances, the Company’s calculations have been consistent with Federal Reserve guidance.

The following table summarizes the capital measures for the Company:

	September 30, 2011		December 31, 2010
	Balance	Ratio	Balance	Ratio
	(dollars in millions)
Tier 1 capital(1)	$52,746	15.2%	$52,880	15.5%
Total capital(1)	56,921	16.4%	54,477	16.0%
RWAs(1)	346,790	—	340,884	—
Adjusted average assets	824,517	—	802,283	—
Tier 1 leverage	—	6.4%	—	6.6%

(1)	At December 31, 2010, the Company’s RWAs, Total capital ratio and Tier 1 capital ratio were revised to $340,884 million, 16.0% and 15.5%, respectively, from $329,560 million, 16.5% and 16.1%, respectively, based on revised guidance from the Federal Reserve about the Company’s capital treatment for OTC derivative collateral.

Tier 1 capital ratio decreased in the nine month period due to an increase of RWAs. Tier 1 leverage decreased in the nine month period due to an increase of adjusted average assets and a decrease in Tier 1 capital.

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

At September 30, 2011, the Company’s U.S. bank operating subsidiaries met all capital adequacy requirements to which they are subject and exceeded all regulatory mandated and targeted minimum regulatory capital requirements to be well-capitalized. There are no conditions or events that management believes have changed the Company’s U.S. bank operating subsidiaries’ category.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below sets forth the capital information for the Company’s significant U.S. bank operating subsidiaries, which are U.S. depository institutions:

	September 30, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
	(dollars in millions)
Total capital (to RWAs):
Morgan Stanley Bank, N.A.	$10,007	17.0%	$9,568	18.6%
Morgan Stanley Private Bank, National Association	$1,262	34.7%	$909	37.4%
Tier I capital (to RWAs):
Morgan Stanley Bank, N.A.	$8,495	14.5%	$8,065	15.7%
Morgan Stanley Private Bank, National Association	$1,261	34.7%	$909	37.4%
Leverage ratio:
Morgan Stanley Bank, N.A.	$8,495	12.3%	$8,069	12.1%
Morgan Stanley Private Bank, National Association	$1,261	13.5%	$909	12.4%

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain a ratio of total capital to RWAs of 10%, a capital ratio of Tier 1 capital to RWAs of 6%, and a ratio of Tier 1 capital to average book assets (leverage ratio) of 5%. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted to financial holding companies. At September 30, 2011 and December 31, 2010, the Company’s U.S. depository institutions maintained capital at levels in excess of the universally mandated well-capitalized levels. These subsidiary depository institutions maintain capital at levels sufficiently in excess of the “well-capitalized” requirements to address any additional capital needs and requirements identified by the federal banking regulators.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority, Inc. and the U.S. Commodity Futures Trading Commission. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $7,448 million and $7,463 million at September 30, 2011 and December 31, 2010, respectively, which exceeded the amount required by $6,327 million and $6,355 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At September 30, 2011, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

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

Morgan Stanley Derivative Products Inc. (“MSDP”), a derivative products subsidiary rated Aa3 by Moody’s Investors Service, Inc. (“Moody’s”) and AAA by Standard & Poor’s Ratings Services, a Division of the McGraw-Hill Companies Inc. (“S&P”), maintains certain operating restrictions that have been reviewed by Moody’s and S&P. On December 17, 2010, MSDP was downgraded from an Aa2 rating to an Aa3 rating by Moody’s but maintained its AAA rating by S&P. While MSDP has made substantial effort to address Moody’s comments, MSDP’s counterparty rating remains on review for possible downgrade while Moody’s continues to evaluate MSDP’s capital adequacy. The downgrade did not significantly impact the Company’s results of operations or financial condition. MSDP is operated such that creditors of the Company should not expect to have any claims on the assets of MSDP, unless and until the obligations to its own creditors are satisfied in full. Creditors of MSDP should not expect to have any claims on the assets of the Company or any of its affiliates, other than the respective assets of MSDP.

13.	Total Equity.

Morgan Stanley Shareholders’ Equity.

Common Equity Offerings.

During the quarters and nine months ended September 30, 2011 and 2010, the Company did not purchase any of its common stock as part of its share repurchase program. At September 30, 2011, the Company had approximately $1.6 billion remaining under its current share repurchase authorization. Share repurchases by the Company are subject to regulatory approval.

MUFG Stock Conversion.

On April 21, 2011, MUFG and the Company announced that they had entered into an agreement to convert MUFG’s outstanding Series B Preferred Stock in the Company into the Company’s common stock and on June 30, 2011 the Company and MUFG completed the conversion of MUFG Series B Preferred Stock with a face value of $7.8 billion (carrying value $8.1 billion) and a 10% dividend into 385,464,097 shares of the Company’s common stock, including approximately 75 million shares resulting from the adjustment to the conversion ratio pursuant to the transaction agreement. As a result of the adjustment to the conversion ratio, the Company incurred a one-time, non-cash negative adjustment of approximately $1.7 billion in its calculation of basic and diluted earnings per share during the nine months ended September 30, 2011. As a result of the conversion, MUFG did not receive the previously declared dividend that would otherwise have been payable on July 15, 2011 in respect of the Series B Preferred Stock.

Redemption of CIC Equity Units and Issuance of Common Stock.

In December 2007, the Company sold Equity Units that included contracts to purchase Company common stock to the China Investment Corporation Ltd. (“CIC”) Entity for approximately $5,579 million. On July 1, 2010, Moody’s announced that it was lowering the equity credit assigned to such Equity Units. The terms of the Equity Units permitted the Company to redeem the junior subordinated debentures underlying the Equity Units upon the occurrence and continuation of such a change in equity credit (a “Rating Agency Event”). In response to this Rating Agency Event, the Company redeemed the junior subordinated debentures in August 2010 and the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redemption proceeds were subsequently used by the CIC Entity to settle its obligation under the purchase contracts. The settlement of the purchase contracts and delivery of 116,062,911 shares of Company common stock to the CIC Entity occurred in August 2010.

Noncontrolling Interest.

Changes in the Company’s Ownership Interest in Subsidiaries.

The following table presents the effect on the Company’s shareholders’ equity from changes in ownership of subsidiaries resulting from transactions with noncontrolling interests.

	Nine Months Ended September 30,
	2011	2010
	(dollars in millions)
Net income applicable to Morgan Stanley	$4,360	$3,867
Transfers from the noncontrolling interests:
Increase in paid-in capital in connection with the MUFG transaction	—	731

Net transfers from noncontrolling interests	—	731

Change from net income applicable to Morgan Stanley and transfers from noncontrolling interests	$4,360	$4,598

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic EPS:
Income from continuing operations	$2,268	$824	$4,798	$4,366
Net gain (loss) from discontinued operations	25	(183)	31	270

Net income	2,293	641	4,829	4,636
Net income applicable to noncontrolling interests	94	510	469	769

Net income applicable to Morgan Stanley	2,199	131	4,360	3,867
Less: Preferred dividends (Series A Preferred Stock)	(11)	(11)	(33)	(33)
Less: Preferred dividends (Series B Preferred Stock)	—	(196)	(196)	(588)
Less: MUFG stock conversion	—	—	(1,726)	—
Less: Preferred dividends (Series C Preferred Stock)	(13)	(13)	(39)	(39)
Less: Allocation of earnings to participating RSUs(1):
From continuing operations	(22)	(3)	(31)	(92)
From discontinued operations	—	1	—	(8)
Less: Allocation of undistributed earnings to Equity Units(2):
From continuing operations	—	—	—	(118)
From discontinued operations	—	—	—	(18)

Earnings (loss) applicable to Morgan Stanley common shareholders	$2,153	$(91)	$2,335	$2,971

Weighted average common shares outstanding	1,848	1,377	1,590	1,337

Earnings (loss) per basic common share:
Income from continuing operations	$1.15	$0.07	$1.45	$2.04
Net gain (loss) from discontinued operations	0.01	(0.14)	0.02	0.18

Earnings (loss) per basic common share	$1.16	$(0.07)	$1.47	$2.22

Diluted EPS:
Earnings (loss) applicable to Morgan Stanley common shareholders	$2,153	$(91)	$2,335	$2,971
Impact on income of assumed conversions:
Assumed conversion of Equity Units(2)
From continuing operations	—	(16)	—	75
From discontinued operations	—	—	—	41
Preferred stock dividends (Series B Preferred Stock)	—	—	—	588

Earnings (loss) applicable to common shareholders plus assumed conversions	$2,153	$(107)	$2,335	$3,675

Weighted average common shares outstanding	1,848	1,377	1,590	1,337
Effect of dilutive securities:
Stock options and RSUs(1)	21	7	18	4
Series B Preferred Stock	—	—	—	310
Equity Units(2)	—	59	—	59

Weighted average common shares outstanding and common stock equivalents	1,869	1,443	1,608	1,710

Earnings (loss) per diluted common share:
Income from continuing operations	$1.14	$0.05	$1.43	$1.98
Net income (loss) from discontinued operations	0.01	(0.12)	0.02	0.17

Earnings (loss) per diluted common share	$1.15	$(0.07)	$1.45	$2.15

(1)	RSUs that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and therefore, such RSUs are not included as incremental shares in the diluted calculation.
(2)	See Note 15 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K for further information on Equity Units.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
Number of Antidilutive Securities Outstanding at End of Period:	2011	2010	2011	2010
	(shares in millions)
RSUs and Performance-based stock units	35	41	23	41
Stock options	59	69	59	69
Series B Preferred Stock	—	311	—	—

Total	94	421	82	110

15.	Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in millions)
Interest income(1):
Financial instruments owned(2)	$900	$1,094	$2,744	$3,287
Securities available for sale	73	63	264	126
Loans	110	91	255	231
Interest bearing deposits with banks	47	38	125	120
Federal funds sold and securities purchased under agreements to resell and Securities borrowed	112	190	719	514
Other	507	375	1,453	1,056

Total Interest income	$1,749	$1,851	$5,560	$5,334

Interest expense(1):
Deposits	$59	$30	$185	$189
Commercial paper and other short-term borrowings	9	6	28	12
Long-term debt	1,254	1,277	3,859	3,493
Securities sold under agreements to repurchase and Securities loaned	385	398	1,538	1,101
Other	(98)	37	(119)	(73)

Total Interest expense	$1,609	$1,748	$5,491	$4,722

Net interest	$140	$103	$69	$612

(1)	Interest income and expense are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instrument’s fair value, interest is included within Principal transactions—Trading revenues or Principal transactions—Investments revenues. Otherwise, it is included within Interest income or Interest expense.
(2)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction to Interest income.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Employee Benefit Plans.

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

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in millions)
Service cost, benefits earned during the period	$8	$27	$24	$79
Interest cost on projected benefit obligation	42	41	125	123
Expected return on plan assets	(33)	(32)	(99)	(96)
Net amortization of prior service costs	(4)	—	(12)	(4)
Net amortization of actuarial loss	5	5	15	20
Curtailment (gain) loss	—	1	—	(50)

Net periodic benefit expense	$18	$42	$53	$72

17.	Income Taxes.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom (the “U.K.”), and states in which the Company has significant business operations, such as New York. The Company is currently in the early stages of audits with the IRS, as well as New York State and New York City, for tax years 2006 – 2008 and 2007 – 2009, respectively. During 2012, the Company expects to reach a conclusion with the IRS on issues covering tax years 1999 – 2005. During 2011, the Company expects to reach a conclusion with the U.K. tax authorities on substantially all issues through tax year 2008, including those in appeals. During 2012, the Company expects to reach a conclusion with the Japanese tax authorities on substantially all issues covering tax years 2007 – 2008. The Company periodically evaluates the likelihood of assessments in each taxing jurisdiction resulting from current and subsequent years’ examinations.

The Company believes that the resolution of tax matters will not have a material effect on the condensed consolidated statements of financial condition of the Company, although a resolution could have a material impact on the Company’s condensed consolidated statements of income for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs. The Company has established a liability for unrecognized tax benefits that the Company believes is adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs requiring a change.

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

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2011 included a $447 million net tax benefit from the remeasurement of a deferred tax asset and the reversal of a related valuation allowance. The deferred tax asset and valuation allowance were recognized in income from discontinued operations in 2010 in connection with the recognition of a $1.2 billion loss due to writedowns and related costs following the Company’s commitment to a plan to dispose of Revel. The Company recorded the valuation allowance because the Company did not believe it was more likely than not that it would have sufficient future net capital gain to realize the benefit of the expected capital loss to be recognized upon the disposal of Revel. During the quarter ended March 31, 2011, the disposal of Revel was restructured as a tax-free like kind exchange and the disposal was completed. The restructured transaction changed the character of the future taxable loss to ordinary. The Company reversed the valuation allowance because the Company believes it is more likely than not that it will have sufficient future ordinary taxable income to recognize the recorded deferred tax asset. In accordance with the applicable accounting literature, this reversal of a previously established valuation allowance due to a change in circumstances was recognized in income from continuing operations during the quarter ended March 31, 2011.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information for the Company’s segments is presented below:

Three Months Ended September 30, 2011	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$6,673	$2,886	$224	$(31)	$9,752
Net interest	(225)	374	(9)	—	140

Net revenues(1)	$6,448	$3,260	$215	$(31)	$9,892

Income (loss) from continuing operations before income taxes	$3,433	$362	$(117)	$—	$3,678
Provision for (benefit from) income taxes	1,309	141	(40)	—	1,410

Income (loss) from continuing operations	2,124	221	(77)	—	2,268

Discontinued operations(2):
Gain (loss) from discontinued operations	(3)	—	4	—	1
Benefit from income taxes	—	—	(24)	—	(24)

Net gain (loss) on discontinued operations	(3)	—	28	—	25

Net income (loss)	2,121	221	(49)	—	2,293
Net income (loss) applicable to noncontrolling interests	60	52	(18)	—	94

Net income (loss) applicable to Morgan Stanley	$2,061	$169	$(31)	$—	$2,199

Three Months Ended September 30, 2010	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$3,074	$2,802	$822	$(21)	$6,677
Net interest	(179)	302	(20)	—	103

Net revenues(1)	$2,895	$3,104	$802	$(21)	$6,780

Income from continuing operations before income taxes	$241	$281	$279	$—	$801
Provision for (benefit from) income taxes	(131)	93	15	—	(23)

Income from continuing operations	372	188	264	—	824

Discontinued operations(2):
Gain (loss) from discontinued operations	(168)	—	20	—	(148)
Provision for income taxes	34	—	1	—	35

Net gain (loss) on discontinued operations(3)	(202)	—	19	—	(183)

Net income	170	188	283	—	641
Net income applicable to noncontrolling interests	273	44	193	—	510

Net income (loss) applicable to Morgan Stanley	$(103)	$144	$90	$—	$131

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$16,197	$9,109	$1,513	$(79)	$26,740
Net interest	(968)	1,064	(27)	—	69

Net revenues(1)	$15,229	$10,173	$1,486	$(79)	$26,809

Income from continuing operations before income taxes	$5,287	$1,032	$175	$—	$6,494
Provision for income taxes	1,281	370	45	—	1,696

Income from continuing operations	4,006	662	130	—	4,798

Discontinued operations(2):
Gain (loss) from discontinued operations	(7)	—	13	1	7
Provision for (benefit from) income taxes	(2)	—	(23)	1	(24)

Net gain (loss) on discontinued operations	(5)	—	36	—	31

Net income	4,001	662	166	—	4,829
Net income applicable to noncontrolling interests	238	130	101	—	469

Net income applicable to Morgan Stanley	$3,763	$532	$65	$—	$4,360

Nine Months Ended September 30, 2010	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$12,941	$8,502	$1,926	$—	$(166)	$23,203
Net interest	(193)	781	(61)	—	85	612

Net revenues(1)	$12,748	$9,283	$1,865	$—	$(81)	$23,815

Income (loss) from continuing operations before income taxes	$3,901	$766	$367	$—	$(15)	$5,019
Provision for (benefit from) income taxes	419	218	19	—	(3)	653

Income (loss) from continuing operations	3,482	548	348	—	(12)	4,366

Discontinued operations(2):
Gain (loss) from discontinued operations	(1,153)	—	985	775	12	619
Provision for income taxes	12	—	331	—	6	349

Net gain (loss) from discontinued operations(3)	(1,165)	—	654	775	6	270

Net income (loss)	2,317	548	1,002	775	(6)	4,636
Net income applicable to noncontrolling interests	268	195	306	—	—	769

Net income (loss) applicable to Morgan Stanley	$2,049	$353	$696	$775	$(6)	$3,867

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account fund performance to date versus the performance benchmark stated in the investment management agreement. The amount of performance-based fee revenue at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $223 million at September 30, 2011 and approximately $208 million at December 31, 2010 (see Note 2 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K).
(2)	See Note 1 for discussion of discontinued operations.
(3)	Amounts for the three months ended September 30, 2010 included a loss of $229 million related to the disposition of Revel included within the Institutional Securities business segment. Amount for the nine months ended September 30, 2010 included a gain of $514 million related to the Company’s sale of Retail Asset Management within the Asset Management business segment, a loss of $1.2 billion related to the disposition of Revel included within the Institutional Securities business segment and a gain of $775 million related to the legal settlement with DFS.

Net Interest	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Three Months Ended September 30, 2011
Interest income	$1,369	$467	$3	$(90)	$1,749
Interest expense	1,594	93	12	(90)	1,609

Net interest	$(225)	374	(9)	—	140

Three Months Ended September 30, 2010
Interest income	$1,538	$404	$9	$(100)	$1,851
Interest expense	1,717	102	29	(100)	1,748

Net interest	$(179)	$302	$(20)	$—	$103

Nine Months Ended September 30, 2011
Interest income	$4,422	$1,387	$10	$(259)	$5,560
Interest expense	5,390	323	37	(259)	5,491

Net interest	$(968)	$1,064	$(27)	$—	$69

Nine Months Ended September 30, 2010
Interest income	$4,293	$1,130	$18	$(107)	$5,334
Interest expense	4,486	349	79	(192)	4,722

Net interest	$(193)	$781	$(61)	$85	$612

Total Assets(1)	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
At September 30, 2011	$685,736	$102,191	$7,012	$794,939

At December 31, 2010	$698,453	$101,058	$8,187	$807,698

(1)	Corporate assets have been fully allocated to the Company’s business segments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted through European and Asian locations. The net revenues disclosed in the following table reflect the regional view of the Company’s consolidated net revenues on a managed basis, based on the following methodology:

•	Institutional Securities: advisory and equity underwriting—client location, debt underwriting—revenue recording location, sales and trading—trading desk location.

•	Global Wealth Management Group: global representative coverage location.

•	Asset Management: client location, except for Merchant Banking and Real Estate Investing businesses, which are based on asset location.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net revenues	2011	2010	2011	2010
	(dollars in millions)
Americas	$6,582	$4,777	$18,701	$16,650
Europe, Middle East, and Africa	2,243	1,002	5,519	4,728
Asia	1,067	1,001	2,589	2,437

Net revenues	$9,892	$6,780	$26,809	$23,815

19.	Equity Method Investments.

The Company has investments accounted for under the equity method of accounting (see Note 1) included in Other investments in the condensed consolidated statements of financial condition. See Note 24 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K for further information.

Huaxin Securities Joint Venture.

In June 2011, the Company and Huaxin Securities Co., Ltd. (“Huaxin Securities”) (also known as China Fortune Securities Co., Ltd.) jointly announced the operational commencement of their securities joint venture in China. During the nine months ended September 30, 2011, the Company recorded initial costs of $130 million related to the formation of this new Chinese securities joint venture in Other expenses in the condensed consolidated statement of income.

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

Japanese Securities Joint Venture.

On May 1, 2010, the Company and MUFG formed a joint venture in Japan of their respective investment banking and securities businesses. MUFG and the Company have integrated their respective Japanese securities companies by forming two joint venture companies. MUFG contributed the investment banking, wholesale and

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

retail securities businesses conducted in Japan by Mitsubishi UFJ Securities Co., Ltd. into Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”). The Company contributed the investment banking operations conducted in Japan by its subsidiary, Morgan Stanley MUFG Securities, Co., Ltd. (“MSMS”), formerly known as Morgan Stanley Japan Securities Co., Ltd., into MUMSS (MSMS, together with MUMSS, the “Joint Venture”). The Company owns a 40% economic interest in the Joint Venture and MUFG owns a 60% economic interest in the Joint Venture. The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS, while the Company holds a 51% voting interest and MUFG holds a 49% voting interest in MSMS. The Company continues to consolidate MSMS in its condensed consolidated financial statements and, commencing on May 1, 2010, accounted for its interest in MUMSS as an equity method investment within the Institutional Securities business segment.

During the three and nine months ended September 30, 2011, the Company recorded losses of $3 million and $675 million, respectively, arising from the Company’s 40% stake in MUMSS, recorded within Other revenues in the condensed consolidated statements of income. In order to enhance the risk management at MUMSS, during the nine months ended September 30, 2011, the Company entered into a transaction with MUMSS whereby the risk associated with the fixed income trading positions that previously caused the majority of the aforementioned MUMSS losses were transferred to MSMS. In return for entering into the transaction, the Company received total consideration of $659 million, which represented the estimated fair value of the transaction.

To the extent that MUMSS is required to increase its capital level due to factors other than losses, such as changes in regulatory requirements, both MUFG and the Company would be required to contribute the necessary capital based upon their economic interest as set forth above. However, to the extent that losses incurred by MUMSS result in a requirement to restore its capital, MUFG is solely responsible for providing this additional capital to a minimum level and the Company is not obligated to contribute additional capital to MUMSS. Because of the losses incurred by MUMSS, MUFG contributed approximately $370 million of capital to MUMSS on April 22, 2011. The MUFG capital injection improved the capital base and restored the capital adequacy ratio of MUMSS. As a result of the capital injection, during the quarter ended June 30, 2011, the Company recorded an increase of approximately $148 million in the carrying amount of the equity method investment in MUMSS, reflecting the Company’s 40% share of the increase in the net asset value of MUMSS, and an increase in the Company’s Paid-in capital of approximately $86 million (after-tax).

During the quarter ended September 30, 2011, the Company performed an impairment review of its equity method investment in MUMSS in view of the deterioration in the financial performance of MUMSS and the aftermath of the earthquake in Japan on March 11, 2011. The Company recorded no other-than-temporary impairment loss at September 30, 2011. Adverse market or economic events, as well as further deterioration of post-earthquake economic performance, could result in impairment charges of this investment in future periods.

FrontPoint.

On March 1, 2011, the Company and the principals of FrontPoint Partners LLC (“FrontPoint”) completed a transaction, whereby FrontPoint senior management and portfolio managers own a majority equity stake in FrontPoint, and the Company retains a minority stake. FrontPoint has replaced the Company’s affiliates as the investment advisor and general partner of the FrontPoint funds. The Company recorded losses of approximately $7 million and $27 million related to the writedown of the minority stake investment in FrontPoint for the quarter and nine months ended September 30, 2011, respectively. The losses were included in Other revenues in the condensed consolidated statement of income. Beginning March 1, 2011, the Company accounts for its interest in FrontPoint as an equity method investment within the Asset Management business segment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Discontinued Operations.

See Note 1 for a discussion of the Company’s discontinued operations.

The table below provides information regarding amounts included in discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in millions)
Net revenues(1):
Retail Asset Management	$4	$15	$9	$1,220
CMB	(2)	44	4	48
Other	—	13	—	3

	$2	$72	$13	$1,271

Pre-tax gain (loss) on discontinued operations(1):
Revel(2)	$—	$(212)	$(10)	$(1,175)
Crescent	—	2	—	2
Retail Asset Management(3)	4	4	13	985
DFS(4)	—	—	—	775
CMB	(2)	45	4	29
Other	(1)	13	—	3

	$1	$(148)	$7	$619

(1)	Amounts included eliminations of intersegment activity.
(2)	Amounts included a loss of approximately $208 million and $1.2 billion in the three and nine months ended September 30, 2010 in connection with the disposition of Revel.
(3)	Amount included a pre-tax gain of approximately $860 million in the nine months ended September 30, 2010 in connection with the sale of Retail Asset Management.
(4)	Amount relates to the legal settlement with DFS.

21.	Subsequent Events.

Common Dividend.

On October 19, 2011, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05. The dividend is payable on November 15, 2011 to common shareholders of record on October 31, 2011.

Long-Term Borrowings.

Subsequent to September 30, 2011 and through October 31, 2011, the Company’s long-term borrowings (net of repayments) increased by approximately $0.6 billion.

Saxon Mortgage Services.

On October 24, 2011, the Company announced that it had reached an agreement to sell Saxon mortgage services, a provider of servicing and subservicing of residential mortgage loans, to Ocwen Financial Corporation. The transaction is expected to close during the first quarter of 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of September 30, 2011, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows and changes in total equity for the nine-month periods ended September 30, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the management of the Company.

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

/s/ Deloitte & Touche LLP New York, New York November 7, 2011

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

The results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including the effect of political and economic conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income and credit markets, including corporate and mortgage (commercial and residential) lending and commercial real estate investments; the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital requirements), and legal actions in the United States of America (“U.S.”) and worldwide; the level and volatility of equity, fixed income, and commodity prices and interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor sentiment and confidence in the financial markets; the performance of the Company’s acquisitions, joint ventures, strategic alliances or other strategic arrangements (including MSSB and with Mitsubishi UFJ Financial Group, Inc. (“MUFG”)); the Company’s reputation; inflation, natural disasters, and acts of war or terrorism; the actions and initiatives of current and potential competitors and technological changes; or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to the Company’s businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an impact on the Company’s ability to achieve its strategic objectives. For a further discussion of these and other important factors that could affect the Company’s business, see “Competition” and “Supervision and Regulation” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”) and “Other Matters” in Part I, Item 2 and “Risk Factors” in Part II, Item 1A in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Second Quarter Form 10-Q”) and herein.

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Competition” and “Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and “Executive Summary—Significant Items” in Part II, Item 7 of the Form 10-K, “Risk Factors” in Part I, Item 1A in the Second Quarter Form 10-Q and herein, and “Other Matters” herein.

Executive Summary.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues:
Institutional Securities	$6,448	$2,895	$15,229	$12,748
Global Wealth Management Group	3,260	3,104	10,173	9,283
Asset Management	215	802	1,486	1,865
Intersegment Eliminations	(31)	(21)	(79)	(81)

Consolidated net revenues	$9,892	$6,780	$26,809	$23,815

Net income	2,293	641	4,829	4,636
Net income applicable to noncontrolling interests	94	510	469	769

Net income applicable to Morgan Stanley	$2,199	$131	$4,360	$3,867

Income (loss) from continuing operations applicable to Morgan Stanley:
Institutional Securities	$2,064	$99	$3,768	$3,214
Global Wealth Management Group	169	144	532	353
Asset Management	(59)	71	29	42
Intersegment Eliminations	—	—	—	(12)

Income from continuing operations applicable to Morgan Stanley	$2,174	$314	$4,329	$3,597

Amounts applicable to Morgan Stanley:
Income from continuing operations applicable to Morgan Stanley	$2,174	$314	$4,329	$3,597
Net gain (loss) from discontinued operations applicable to Morgan Stanley(1)	25	(183)	31	270

Net income applicable to Morgan Stanley	$2,199	$131	$4,360	$3,867

Earnings (loss) applicable to Morgan Stanley common shareholders	$2,153	$(91)	$2,335	$2,971

Earnings (loss) per basic common share:
Income from continuing operations	$1.15	$0.07	$1.45	$2.04
Net gain (loss) from discontinued operations(1)	0.01	(0.14)	0.02	0.18

Earnings (loss) per basic common share(2)	$1.16	$(0.07)	$1.47	$2.22

Earnings (loss) per diluted common share:
Income from continuing operations	$1.14	$0.05	$1.43	$1.98
Net gain (loss) from discontinued operations(1)	0.01	(0.12)	0.02	0.17

Earnings (loss) per diluted common share(2)	$1.15	$(0.07)	$1.45	$2.15

Regional net revenues(3):
Americas	$6,582	$4,777	$18,701	$16,650
Europe, Middle East and Africa	2,243	1,002	5,519	4,728
Asia	1,067	1,001	2,589	2,437

Net revenues	$9,892	$6,780	$26,809	$23,815

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average common equity (dollars in billions)(4):
Institutional Securities	$29.3	$17.3	$23.9	$17.5
Global Wealth Management Group	8.3	6.6	7.4	6.8
Asset Management	2.5	2.2	2.2	2.1
Parent capital	19.0	18.0	18.8	14.0

Total from continuing operations	59.1	44.1	52.3	40.4
Discontinued operations	—	0.1	—	0.3

Consolidated average common equity	$59.1	$44.2	$52.3	$40.7

Return on average common equity(4):
Consolidated	15%	N/M	6%	10%
Institutional Securities(4)	28%	N/M	11%	23%
Global Wealth Management Group	8%	8%	5%	6%
Asset Management	N/M	12%	N/M	2%
Book value per common share(5)	$31.29	$31.25	$31.29	$31.25
Tangible common equity(6)	$53,559	$40,188	$53,559	$40,188
Tangible book value per common share(7)	$27.79	$26.56	$27.79	$26.56
Effective income tax rate provision from continuing operations(8)	38.3%	(2.9)%	26.1%	13.0%
Worldwide employees	62,648	62,864	62,648	62,864
Average liquidity (dollars in billions)(9):
Parent company liquidity	$83	$67	$79	$64
Bank and other subsidiaries liquidity	100	93	97	91

Total liquidity	$183	$160	$176	$155

Capital ratios at September 30, 2011 and 2010(10):
Total capital ratio	16.4%	17.0%	16.4%	17.0%
Tier 1 capital ratio	15.2%	16.5%	15.2%	16.5%
Tier 1 leverage ratio	6.4%	6.7%	6.4%	6.7%
Tier 1 common ratio(10)	13.2%	10.7%	13.2%	10.7%
Consolidated assets under management or supervision (dollars in billions)(11):
Asset Management(12)	$268	$266	$268	$266
Global Wealth Management Group	472	449	472	449

Total	$740	$715	$740	$715

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Institutional Securities:
Pre-tax profit margin(13)	53%	8%	35%	31%
Global Wealth Management Group:
Global representatives	17,291	18,119	17,291	18,119
Annualized net revenue per global representative (dollars in thousands)(14)	$747	$686	$767	$683
Assets by client segment (dollars in billions):
$10 million or more	$482	$485	$482	$485
$1 million to $10 million	665	678	665	678

Subtotal $1 million or more	1,147	1,163	1,147	1,163

$100,000 to $1 million	379	397	379	397
Less than $100,000	38	43	38	43

Total client assets	$1,564	$1,603	$1,564	$1,603

Fee-based assets as a percentage of total client assets	30%	27%	30%	27%
Client assets per global representative(15)	$90	$88	$90	$88
Global retail net new assets (dollars in billions)	$15.5	$5.0	$29.8	$8.8
Global fee-based asset flows (dollars in billions)	$10.1	$4.8	$37.6	$20.2
Global retail locations	772	867	772	867
Bank deposits (dollars in billions)(16)	$109	$109	$109	$109
Pre-tax profit margin(13)	11%	9%	10%	8%
Asset Management:
Assets under management or supervision (dollars in billions)	$268	$266	$268	$266
Pre-tax profit margin(13)	N/M	35%	12%	20%

N/M—Not Meaningful.

(1)	See Note 1 to the condensed consolidated financial statements for information on discontinued operations.
(2)	For the calculation of basic and diluted earnings per share (“EPS”), see Note 14 to the condensed consolidated financial statements.
(3)	In the quarter and nine months ended September 30, 2011, regional net revenues, primarily in the Americas and Europe, Middle East and Africa, included positive revenue due to the widening of the Company’s credit spreads and other credit factors, which resulted in the decrease in the fair value of certain of the Company’s long-term and short-term borrowings, primarily structured notes. For a discussion of the Company’s methodology used to allocate revenues among the regions, see Note 18 to the condensed consolidated financial statements.
(4)	The computation of average common equity for each business segment is determined using the Company’s Required Capital framework (“Required Capital Framework”), an internal capital adequacy measure (see “Liquidity and Capital Resources—Required Capital” herein). The Required Capital Framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. During 2011, the Company continues to evaluate the framework with respect to the impact of future regulatory requirements, as appropriate (see “Regulatory Requirements” herein for further information on risk-based capital, leverage and liquidity standards known as “Basel III,” which were proposed by the Basel Committee of Banking Supervision in December 2009). The calculation of return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. For the nine months ended September 30, 2011, the negative adjustment related to the MUFG conversion (see “Significant Items—MUFG Stock Conversion” herein) was included in the calculation of the return on average common equity. Excluding this negative adjustment, the return on average common equity for the nine months ended September 30, 2011 would have been 20% for the Institutional Securities business segment; 9% for the Global Wealth Management Group business segment; and 1% for the Asset Management business segment. See “Liquidity and Capital Resource—Required Capital” herein for more information on the calculation of the average common equity by business segment. The effective tax rates used in the computation of business segment return on average common equity were determined on a separate entity basis. Excluding the effect of the discrete tax benefit in the nine months ended September 30, 2011, the return on average common equity for the Institutional Securities business segment would have been 9%, (see “Executive Summary—Overview of the Quarter and Nine Months Ended September 30, 2011 Financial Results” herein).

(5)	Book value per common share equals common shareholders’ equity of $60,320 million at September 30, 2011 and $47,279 million at September 30, 2010, divided by common shares outstanding of 1,928 million at September 30, 2011 and 1,513 million at September 30, 2010. Book value per common share included a benefit of $1.40 per share due to the issuance of 116 million shares of common stock corresponding to the mandatory redemption of the junior subordinated debentures underlying $5.6 billion of equity units during the quarter ended September 30, 2010.
(6)	Tangible common equity is a non-Generally Accepted Accounting Principle (“GAAP”) financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. For a discussion of tangible common equity, see “Liquidity and Capital Resources—The Balance Sheet” herein.
(7)	Tangible book value per common share is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. Tangible book value per common share equals tangible common equity divided by period-end common shares outstanding.
(8)	For a discussion of the effective income tax rate, see “Executive Summary—Overview of the Quarter and Nine Months Ended September 30, 2011 Financial Results” herein.
(9)	For a discussion of average liquidity, see “Liquidity and Capital Resources—Liquidity Management—Global Liquidity Reserve” herein.
(10)	Tier 1 common ratio is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. For a discussion of total capital ratio, Tier 1 capital ratio and Tier 1 leverage ratio, see “Liquidity and Capital Resources—Regulatory Requirements” herein. For a discussion of Tier 1 common ratio, see “Liquidity and Capital Resources—The Balance Sheet” herein.
(11)	Revenues and expenses associated with these assets are included in the Company’s Asset Management and Global Wealth Management Group business segments.
(12)	Amounts exclude the Asset Management business segment’s proportionate share of assets managed by entities in which it owns a minority stake.
(13)	Pre-tax profit margin is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess operating performance. Percentages represent income from continuing operations before income taxes as a percentage of net revenues.
(14)	Annualized net revenues per global representative for the quarter and nine months ended September 30, 2011 and 2010 equals Global Wealth Management Group’s net revenues divided by the quarterly weighted average global representative headcount for the quarter and nine months ended September 30, 2011 and 2010, respectively.
(15)	Client assets per global representative equal total period-end client assets divided by period-end global representative headcount.
(16)	Approximately $56 billion and $52 billion of the bank deposit balances at September 30, 2011 and 2010, respectively, are held at Company-affiliated depositories with the remainder held at Citigroup, Inc. (“Citi”) affiliated depositories. These deposit balances are held at certain of the Company’s Federal Deposit Insurance Corporation (the “FDIC”) insured depository institutions for the benefit of the Company’s clients through their accounts.

Global Market and Economic Conditions.

During the nine months ended September 30, 2011, global market and economic conditions were negatively impacted by concern about the sovereign debt crisis in Europe, the U.S. federal debt ceiling, and slower economic growth. Global equity markets sharply declined during the third quarter of 2011 as investors reacted to slowing global economic growth and the deepening sovereign debt crisis in the European region.

In the U.S., major equity market indices ended the third quarter and the first nine months of 2011 lower compared with the beginning of the quarter and the year primarily due to investors’ anxiety about the European sovereign debt crisis, a U.S. economy facing the prospect of a double-dip recession, and signs of slowing economies in emerging markets. Negative market and economic developments in the third quarter of 2011 also included concerns about the pace of the economic recovery, the controversy regarding the raising of the federal debt ceiling, the Standard & Poor’s downgrade of the U.S. long-term credit rating, and the continued sovereign debt crisis within the European region. Certain sectors of the residential real estate market and investments in commercial real estate projects remained challenged in the third quarter. Growth in consumer spending accelerated in recent months from the modest pace in the first half of the year. Inflation rose during the first half of 2011 and moderated during the third quarter, mainly reflecting lower prices for some commodities and imported goods. Concerns about weakening crude oil demand due to slowing economic recovery contributed to a drop in prices of oil and many other commodities in the third quarter. The U.S. federal debt ceiling, deficit reductions, balanced budgets, and underfunded public pension liabilities remained critical focus items at the federal, state and local levels of government during the first nine months of 2011. The unemployment rate, which declined in the first quarter to 8.8% from 9.4% at December 31, 2010, rose during the second quarter to 9.2% at June 30, 2011 and then decreased to 9.1% at September 30, 2011. The Federal Open Market Committee (“FOMC”) of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) kept key interest rates at historically low levels, and at September 30, 2011, the federal funds target rate was between zero and 0.25%, and the discount rate was 0.75%. The FOMC announced in September 2011, that key interest rates will likely remain at historically low levels through the middle of 2013. In order to lower long-term interest rates and to support economic growth, on September 21, 2011, the FOMC announced a plan to purchase $400 billion of U.S. Treasury securities with maturities between 6 and 30 years and to sell an equal amount of Treasury securities with maturities of 3 years or less.

In Europe, real gross domestic product growth remained moderate in the third quarter, after slowing in the second quarter of 2011. Major equity market indices ended the third quarter and the first nine months of 2011 lower compared with the beginning of the quarter and the year. Results in the European equity markets were affected by adverse economic developments, including investors’ growing concerns about the sovereign debt crisis, especially in Greece, Portugal, Ireland, Spain and Italy, and the sovereign debt exposures in the European banking system. The euro area unemployment rate remained relatively unchanged at approximately 10% at September 30, 2011. The European Central Bank (“ECB”) increased its benchmark interest rate by 0.25% in each of April and July of 2011 to 1.50%. In October 2011, the ECB announced its decision to make longer-term loans available to banks in October and December of 2011 for maturities up to 13 months, ensuring that European banks have unlimited financing into 2013 provided they can post collateral. Starting in November 2011, the ECB will also buy €40 billion in European bank bonds backed by mortgages and other assets, known as covered bonds, a key source of funds for banks. The Bank of England’s (“BOE”) benchmark interest rate remained at 0.50%. In October 2011, the BOE increased the size of its quantitative easing program by £75 billion to £275 billion in order to inject further monetary stimulus into the U.K. economy. In November of 2011, the ECB decreased its benchmark interest rate by 0.25% from 1.50% to 1.25%.

In Asia, major stock markets closed out the third quarter and the first nine months of 2011 sharply lower compared with the beginning of the quarter and the year, primarily due to investors’ concerns of debt crisis in Europe and slowing economic growth in Asia. Japan’s economic activity continued to increase in the third quarter. In August 2011, the Bank of Japan enhanced monetary easing by increasing the size of the asset purchase program by approximately 10 trillion yen from 40 trillion yen to 50 trillion yen. Japan’s benchmark interest rate remained within a range of zero to 0.1% during the third quarter. China’s gross domestic product growth moderated during the third quarter of 2011, primarily due to lower exports. To combat rising inflation, the People’s Bank of China raised benchmark interest rates by 0.25% three times during the first nine months of 2011, which took the one-year yuan lending rate from 2010 year-end’s 5.81% to 6.56% and the one-year yuan deposit rate from 2010 year-end’s 2.75% to 3.5%.

Overview of the Quarter and Nine Months Ended September 30, 2011 Financial Results.

Consolidated Results.    The Company recorded net income applicable to Morgan Stanley of $2,199 million on net revenues of $9,892 million during the quarter ended September 30, 2011, compared with $131 million of net income applicable to Morgan Stanley and net revenues of $6,780 million in the prior year period. Net revenues in the current quarter included positive revenue of $3,410 million, or $1.12 per diluted share, due to the widening of the Company’s credit spreads and other credit factors on certain of the Company’s long-term and short-term borrowings, primarily structured notes (“Debt-Related Credit Spreads”) related to a decrease in fair value for which the fair value option was elected. The prior year period included negative revenue of $731 million in the quarter ended September 30, 2010 due to the tightening of Debt-Related Credit Spreads related to an increase in fair value for which the fair value option was elected. Non-interest expenses increased 4% to $6,214 million in the current quarter from the prior year quarter. Non-compensation expenses increased 10% from the prior year quarter, primarily reflecting higher levels of business activity and costs associated with the U.K. bank levy (see “Executive Summary—Significant Items—U.K. Bank Levy” herein). Diluted EPS and diluted EPS from continuing operations were $1.15 and $1.14 in the current quarter, respectively, compared with $(0.07) and $0.05, respectively in the prior year quarter.

For the nine months ended September 30, 2011, the Company recorded net income applicable to Morgan Stanley of $4,360 million compared with net income applicable to Morgan Stanley of $3,867 million a year ago. Net revenues were $26,809 million in the nine months ended September 30, 2011, compared to $23,815 million in the prior year period. Non-interest expenses increased 8% to $20,315 million from the prior year period. Diluted EPS were $1.45 in the nine months ended September 30, 2011 compared with $2.15 a year ago. Diluted EPS from continuing operations were $1.43 in the nine months ended September 30, 2011 compared with $1.98 a year ago. The earnings per share calculation for the nine months ended September 30, 2011 included a negative adjustment of approximately $1.7 billion, or $0.92 per diluted share (calculated using 1.79 billion diluted average shares outstanding under the if-converted method), related to the conversion of MUFG’s outstanding Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (“Series B Preferred Stock”) into the Company’s common stock.

The Company’s effective tax rate from continuing operations was 38.3% and 26.1% for the quarter and nine months ended September 30, 2011, respectively. The effective tax rate for the nine months ended September 30, 2011 included a net tax benefit of $447 million, or $0.27 per diluted share, from the remeasurement of a deferred tax asset and the reversal of a related valuation allowance. The deferred tax asset and valuation allowance were recognized in income from discontinued operations in 2010 in connection with the recognition of a $1.2 billion loss due to writedowns and related costs following the Company’s commitment to a plan to dispose of Revel Entertainment Group, LLC (“Revel”). Excluding this discrete tax benefit, the annual effective tax rate from continuing operations for the nine months ended September 30, 2011 would have been 33.0%.

The Company’s effective tax rate from continuing operations was a benefit of (2.9)% and an expense of 13.0% for the quarter and nine months ended September 30, 2010, respectively. The effective tax rate for the quarter and nine months ended September 30, 2010 included a net tax benefit of $176 million and aggregate tax benefit of $903 million, or $0.12 and $0.56 per diluted share, respectively. Excluding the benefits noted above, the annual effective tax rate from continuing operations for the quarter and nine months ended September 30, 2010 would have been 19.1% and 31.0%, respectively. For further discussion of the current and prior year discrete tax benefits, see “Executive Summary—Significant Items—Income Tax Benefit” herein.

Institutional Securities.    Income from continuing operations before income taxes was $3,433 million in the current quarter compared with $241 million in the prior year period. Net revenues were $6,448 million in the current quarter compared with $2,895 million in the prior year period. Investment banking revenues for the current quarter decreased 14% from the comparable period in 2010, reflecting lower revenues from fixed income and equity underwriting transactions, partially offset by higher advisory fees. Equity sales and trading revenues increased 112% to $1,961 million in the current quarter. The increase was due to higher revenues in the cash and derivatives businesses primarily reflecting higher levels of client activity, market volumes and positive revenue of $620 million due to the widening of the Company’s Debt-Related Credit Spreads, related to a decrease in fair value for which the fair value option was elected, compared with negative revenue of approximately $196 million in the prior year quarter. Fixed income and commodities sales and trading revenues increased to $3,883 million in the current quarter compared with $847 million in the prior year quarter. Results in the current quarter included positive revenue of $2,790 million due to the widening of the Company’s Debt-Related Credit Spreads related to a decrease in fair value for which the fair value option was elected, compared with negative revenues of $464 million in the prior year quarter due to the tightening of the Company’s Debt-Related Credit Spreads related to an increase in fair value for which the fair value option was elected. The results in the current quarter reflected losses in credit products due to the stressed credit environment compared with gains in credit products in the prior year quarter, partially offset by higher levels of client activity in interest rate and currency products as well as commodities. Principal transactions net investment losses of $119 million were recognized in the current quarter compared with net investment gains of $387 million in the prior year quarter. Other revenues of $302 million were recognized in the current quarter compared with other revenues of $70 million in the prior year quarter, primarily reflecting gains on debt retirements. Non-interest expenses increased 14% in the current quarter, primarily due to higher compensation expenses and higher non-compensation expenses. Compensation and benefits expenses increased 4% in the current quarter, primarily due to higher net revenues. Non-compensation expenses increased 26% in the current quarter, which included a 141% increase in Other expenses. The increase in Other expenses was primarily due to the accrual of a charge of approximately $94 million of the estimated $125 million related to the bank levy on relevant liabilities and equities on the consolidated balance sheets of “U.K. Banking Groups” at December 31, 2011, as defined under the bank levy legislation enacted by the U.K. government in July 2011 (see “Executive Summary—Significant Items—U.K. Bank Levy” herein for further information).

Global Wealth Management Group.    Income from continuing operations before income taxes was $362 million in the current quarter compared with $281 million in the prior year quarter. Net revenues were $3,260 million in the current quarter compared with $3,104 million in the prior year quarter. Investment banking revenues decreased 23% in the current quarter, primarily due to lower equity and fixed income underwriting activities. Principal transactions trading revenues decreased 52% in the current quarter primarily due to losses related to investments associated with certain employee deferred compensation plans, lower revenues from corporate equity and fixed income securities, government securities, derivatives and structured notes, partially offset by higher revenues from municipal securities. Asset management, distribution and administration fees increased 16% in the current quarter, primarily due to higher fee-based revenues. Other revenues decreased 9% in the current quarter, primarily due to lower shareholder service fees, partially offset by gains on sales of securities available for sale. Net interest increased 24% in the current quarter, primarily resulting from an increase in Interest income due to interest on the securities available for sale portfolio and mortgages. Non-interest expenses increased 3% in the current quarter, primarily due to increased compensation expenses, partially offset by lower non-compensation expenses.

Asset Management.    Loss from continuing operations before income taxes was $117 million in the current quarter compared with income from continuing operations before income taxes of $279 million in the prior year quarter. Net revenues were $215 million in the current quarter compared with $802 million in the prior year quarter. Principal transactions net investment losses were $176 million in the current quarter compared with gains of $427 million in the prior year quarter, primarily due to losses associated with the Company’s Merchant Banking investments, mainly in private equity, and losses associated with the Company’s Real Estate Investing business, as a result of investment losses within certain consolidated real estate funds sponsored by the Company. Asset management, distribution and administration fees decreased 3% in the current quarter, primarily reflecting lower performance fees. Non-interest expenses decreased 37% to $332 million in the current quarter, primarily reflecting a decrease in compensation expenses.

Significant Items.

Japanese Securities Joint Venture.    During the three and nine months ended September 30, 2011, the Company recorded losses of $3 million and $675 million, respectively, within Other revenues in the condensed consolidated statement of income, arising from the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) (see Note 19 to the condensed consolidated financial statements). See “Other Matters—Japanese Securities Joint Venture” herein for further information.

MUFG Stock Conversion.    On April 21, 2011, MUFG and the Company announced that they had entered into an agreement to convert MUFG’s outstanding Series B Preferred Stock in the Company into the Company’s common stock and on June 30, 2011, the Company and MUFG completed the conversion of MUFG Series B Preferred Stock with a face value of $7.8 billion (carrying value $8.1 billion) and a 10% dividend into 385,464,097 shares of the Company’s common stock, including approximately 75 million shares resulting from the adjustment to the conversion ratio pursuant to the transaction agreement. As a result of the adjustment to the conversion ratio, the Company incurred a one-time, non-cash negative adjustment of approximately $1.7 billion in its calculation of basic and diluted earnings per share during the nine months ended September 30, 2011. As a result of the conversion, MUFG did not receive the previously declared dividend that would otherwise have been payable on July 15, 2011 in respect of the Series B Preferred Stock.

Monoline Insurers.    The quarter and nine months ended September 30, 2011 included losses of $284 million and $132 million, respectively, related to the Company’s counterparty credit exposures to Monoline Insurers (“Monolines”), principally MBIA Insurance Corporation (“MBIA”), compared with losses of $272 million and $602 million, respectively, in the prior year comparative periods.

Monolines provide credit enhancement to capital markets transactions. The current credit environment continues to affect the ability of such financial guarantors to provide enhancement to existing capital market transactions. The Company’s direct exposure to Monolines is limited to bonds that are insured by Monolines and to derivative contracts with a Monoline as counterparty. The Company’s exposure to Monolines at September 30, 2011 includes $1.3 billion of insured municipal bond securities, $144 million of mortgage and asset-backed securities enhanced by financial guarantees, and positive net derivative counterparty exposure of $2.1 billion (gross counterparty exposure of approximately $5.5 billion net of cumulative credit valuation adjustments and counterparty hedges), which was primarily related to MBIA.

At September 30, 2011 and December 31, 2010, the Company’s positive net derivative counterparty exposure to MBIA was as follows:

	At September 30, 2011	At December 31, 2010
	(dollars in billions)
Gross counterparty exposure(1)	$4.9	$4.2
Less: Credit valuation adjustments(2)	2.2	2.1

Subtotal	2.7	2.1
Less: Counterparty hedges(3)	0.7	3.0

Positive net derivative counterparty exposure(4)(5)	$2.0	N/A

(1)	Gross counterparty exposure is defined as the fair value of derivative contracts with MBIA before consideration of credit valuation adjustments.
(2)	Credit valuation adjustments is defined as the change in the fair value of derivative contracts with MBIA attributable to MBIA’s credit spreads.
(3)	Counterparty hedges is defined as the notional value less current fair value of single name credit default swaps on MBIA that the Company uses to mitigate credit exposure to MBIA.
(4)	Positive net derivative counterparty exposure is defined as the net long position for MBIA and represents the potential loss to the Company over a period of time in an event of 100% default of MBIA, assuming zero recovery.
(5)	N/A – Not Applicable. At December 31, 2010, the aggregate value of credit valuation adjustments and hedges exceeded the amount of gross counterparty exposure by $0.9 billion.

The increase in positive net derivative counterparty exposure from December 31, 2010 is primarily due to a reduction in counterparty hedges and an increase in gross counterparty exposure resulting from the widening of commercial mortgage-backed securities spreads.

The Company’s hedging program primarily includes the use of single name credit default swaps that mitigate credit exposure to Monolines and is conducted as part of the Company’s overall market risk management. The Company’s hedging program for Monoline counterparty exposure continues to be costly and difficult to effect because of the basis risk (risk associated with imperfect hedging) between the Monoline counterparty exposure and counterparty hedges as well as costs the Company incurs from premiums paid on counterparty hedges. The Company proactively manages its Monoline exposure; however, as market conditions continue to evolve, significant additional gains or losses could be incurred. See “Qualitative and Quantitative Disclosures about Market Risk—Risk Management—Market Risk” in Part II, Item 7A of the Form 10-K.

Corporate Lending.    The Company recorded the following amounts primarily associated with loans and lending commitments carried at fair value within the Institutional Securities business segment (see “Business Segments—Institutional Securities—Sales and Trading Revenues” herein):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011(1)	2010(1)	2011(1)	2010(1)
	(dollars in billions)
Gains (losses) on loans and lending commitments	$(1.1)	$0.3	$(1.1)	$0.1
Gains (losses) on hedges	0.7	(0.3)	0.5	(0.4)

Total losses	$(0.4)	$—	$(0.6)	$(0.3)

(1)	Amounts include realized and unrealized gains (losses).

Income Tax Benefit.    The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2011 included a $447 million net tax benefit from the remeasurement of a deferred tax asset and the reversal of a related valuation allowance. The deferred tax asset and valuation allowance were recognized in income from discontinued operations in 2010 in connection with the recognition of a $1.2 billion loss due to writedowns and related costs following the Company’s commitment to a plan to dispose of Revel Entertainment Group, LLC (“Revel”). The Company recorded the valuation allowance because the Company did not believe it was more likely than not that it would have sufficient future net capital gain to realize the benefit of the expected capital loss to be recognized upon the disposal of Revel. During the quarter ended March 31, 2011, the disposal of Revel was restructured as a tax-free like kind exchange and the disposal was completed. The restructured transaction changed the character of the future taxable loss to ordinary. The Company reversed the valuation allowance because the Company believes it is more likely than not that it will have sufficient future ordinary taxable income to recognize the recorded deferred tax asset. In accordance with the applicable accounting literature, this reversal of a previously established valuation allowance due to a change in circumstances was recognized in income from continuing operations during the quarter ended March 31, 2011.

The Company’s effective tax rate from continuing operations for the quarter and nine months ended September 30, 2010 included a net tax benefit of $176 million and $903 million, respectively. The quarter and nine months ended September 30, 2010 included a tax benefit of $176 million associated with the planned repatriation of non-U.S. earnings at a cost lower than originally estimated. The nine months ended September 30, 2010 also included a tax benefit of $345 million associated with the remeasurement of net unrecognized tax benefits and related interest based on new information regarding the status of federal and state examinations and a tax benefit of $382 million related to the reversal of U.S. deferred tax liabilities associated with prior-years’ undistributed earnings of certain non-U.S. subsidiaries that were determined to be permanently reinvested abroad.

Morgan Stanley Debt.    Net revenues reflected positive revenue of $3,410 million and $3,465 million in the quarter and nine months ended September 30, 2011, respectively, and negative revenue of $731 million and positive revenue of $72 million in the quarter and nine months ended September 30, 2010, respectively, related to changes in the Company’s Debt-Related Credit Spreads that are accounted for at fair value. In addition, results in the quarter and nine months ended September 30, 2011 and 2010 reflected the amortization of the value of the de-designated hedges related to the Company’s retirement of its debt.

Real Estate Investments.    The Company recorded gains (losses) in the following business segments related to real estate investments. These amounts exclude investments associated with certain deferred compensation and employee co-investment plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in billions)
Institutional Securities
Continuing operations(1)	$—	$0.1	$0.6	$0.1
Discontinued operations(2)	—	(0.2)	—	(1.2)

Total Institutional Securities	—	(0.1)	0.6	(1.1)
Asset Management:
Continuing operations(3)	—	0.2	0.2	0.3

Total Asset Management	—	0.2	0.2	0.3
Amounts applicable to noncontrolling interests	—	0.2	0.2	0.3

Total	$—	$(0.1)	$0.6	$(1.1)

(1)	Amounts include a tax benefit related to Revel (see “Income Tax Benefit” herein), and net realized and unrealized gains from the Company’s limited partnership investments in real estate funds.
(2)	On March 31, 2010, the Company’s Board of Directors authorized a plan of disposal by sale for Revel. The results of Revel, included a loss from the planned disposal, are reported as discontinued operations for all periods presented within the Institutional Securities business segment. On February 17, 2011, the Company completed the sale of Revel to a group of investors led by Revel’s chief executive officer (see Note 1 to the condensed consolidated financial statements).
(3)	Gains related to net realized and unrealized gains from real estate limited partnership investments in the Company’s Real Estate Investing business and are reflected in Principal transactions—Investments in the condensed consolidated statements of income. Amounts also include net gains associated with the Company’s investment in Infrastructure funds.

U.K. Bank Levy.    In July 2011, the U.K. Government enacted legislation imposing a bank levy on relevant liabilities and equities at December 31, 2011 on the consolidated balance sheets of “U.K. Banking Groups,” as defined under the bank levy legislation. The Company continues to evaluate the impact of this legislation and expects to incur a charge of approximately $125 million for the full year. Due to the charge being determined on relevant liabilities and equities at December 31, 2011, the final charge may differ from this estimate. The levy is not deductible for U.K. Corporation Tax purposes. The Company accrued approximately $94 million of this charge in the third quarter of 2011.

Huaxin Securities Joint Venture.    In June 2011, the Company and Huaxin Securities Co., Ltd. (“Huaxin Securities”) (also known as China Fortune Securities Co., Ltd.) jointly announced the operational commencement of their securities joint venture in China. During the nine months ended September 30, 2011, the Company recorded initial costs of $130 million related to the formation of this new Chinese securities joint venture in Other expenses in the condensed consolidated statement of income.

The joint venture, Morgan Stanley Huaxin Securities Company Limited, is registered and principally located in Shanghai. Huaxin Securities holds a two-thirds interest in the joint venture while the Company owns a one-third interest. The establishment of the joint venture allows the Company to further build on its established onshore businesses in China. The joint venture’s businesses include underwriting and sponsorship of shares in the domestic China market (including A shares and foreign investment shares), as well as underwriting, sponsorship and principal trading of bonds (including government and corporate bonds).

FrontPoint.    The Company recorded losses of approximately $7 million and $27 million related to the writedown of its minority stake investment in FrontPoint Partners LLC (“FrontPoint”) for the quarter and nine months ended September 30, 2011, respectively. The losses were included in Other revenues in the condensed consolidated statements of income. Beginning March 1, 2011, the Company accounts for its interest in FrontPoint as an equity method investment within the Asset Management business segment (see Note 19 to the condensed consolidated financial statements).

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

Employee Benefit Plans.    On June 1, 2010, the Morgan Stanley Employees Retirement Plan (the “Pension Plan”) for U.S. participants was amended to cease future benefit accruals after December 31, 2010. Any benefits earned by participants under the Pension Plan at December 31, 2010 were preserved and payable based on the Pension Plan’s provisions. As a result, the Company recorded a curtailment gain that reduced Compensation and benefits expense by approximately $51 million in the condensed consolidated statement of income for the nine months ended September 30, 2010. Additionally, the Company remeasured the obligation and assets of the Pension Plan at May 31, 2010 due to such cessation of accruals for benefits, and recognized a gain of $166 million ($102 million after-tax) in the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2010, after reflecting the $51 million reduction in Compensation and benefits expense (see Note 16 to the condensed consolidated financial statements).

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

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the Company’s consolidated results. Intersegment Eliminations also reflect the effect of fees paid by the Institutional Securities business segment to the Global Wealth Management Group business segment related to the bank deposit program. The Company did not recognize any Intersegment Elimination gains or losses in the quarter and nine months ended September 30, 2011, and losses from continuing operations before income taxes recorded in Intersegment Eliminations were zero and $15 million in the quarter and nine months ended September 30, 2010, respectively.

Net Revenues.

Principal Transactions—Trading.    Principal transactions—Trading revenues include revenues from customers’ purchases and sales of financial instruments in which the Company acts as principal and gains and losses on the Company’s positions, as well as proprietary trading activities for its own account. Principal transactions—Trading revenues also includes the realized gains and losses from sales of cash instruments and derivative settlements, and unrealized gains and losses from ongoing fair value changes of the Company’s positions related to market-making activities. In many markets, the realized and unrealized gains and losses from the purchase and sale transactions will include any spreads between bids and offers. Fees received on loans carried at fair value and dividends from equity securities are also recorded in this line item since they relate to market-making positions. Commissions received for purchasing and selling listed equity securities and options are recorded separately in the Commissions and fees line item. Other cash and derivative instruments typically do not have fees associated with them and fees for related services would be recorded in Commissions and fees.

Principal Transactions—Investments.    The Company’s investments generally are held for long-term appreciation and generally are subject to significant sales restrictions. Estimates of the fair value of the investments may involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions. In some cases, such investments are required or are a necessary part of offering other products. The revenues recorded are the result of realized gains and losses from sales and unrealized gains and losses from ongoing fair value changes of the Company’s holdings as well as from investments associated with certain employee deferred compensation plans. Typically, there are no fee revenues from these investments. The sales restrictions on the investments relate primarily to redemption and withdrawal restrictions on investments in real estate funds, hedge funds, and private equity funds, which includes investments made in connection with certain employee deferred compensation plans (see Note 3 to the condensed consolidated financial statements). Restrictions on interests in exchanges and clearinghouses generally include a requirement to hold those interests for the period of time that the Company is clearing trades on that exchange or clearinghouse. Additionally, there are certain principal investments related to assets held by consolidated real estate funds, which are primarily related to holders of noncontrolling interests.

Commissions and Fees.    Commission and fee revenues primarily arise from agency transactions in listed and over-the-counter (“OTC”) equity securities, services related to sales and trading activities, and sales of mutual funds, futures, insurance products and options.

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

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in millions)
Revenues:
Investment banking	$864	$1,008	$3,345	$2,780
Principal transactions:
Trading	4,781	1,090	10,636	7,624
Investments	(119)	387	174	493
Commissions and fees	814	504	2,087	1,701
Asset management, distribution and administration fees	31	15	96	80
Other	302	70	(141)	263

Total non-interest revenues	6,673	3,074	16,197	12,941

Interest income	1,369	1,538	4,422	4,293
Interest expense	1,594	1,717	5,390	4,486

Net interest	(225)	(179)	(968)	(193)

Net revenues	6,448	2,895	15,229	12,748

Compensation and benefits	1,550	1,490	5,743	5,296
Non-compensation expenses	1,465	1,164	4,199	3,551

Total non-interest expenses	3,015	2,654	9,942	8,847

Income from continuing operations before income taxes	3,433	241	5,287	3,901
Provision for (benefit from) income taxes	1,309	(131)	1,281	419

Income from continuing operations	2,124	372	4,006	3,482

Discontinued operations:
Income (loss) from discontinued operations	(3)	(168)	(7)	(1,153)
Provision for (benefit from) income taxes	—	34	(2)	12

Net gain (losses) on discontinued operations	(3)	(202)	(5)	(1,165)

Net income	2,121	170	4,001	2,317

Net income applicable to noncontrolling interests	60	273	238	268

Net income (loss) applicable to Morgan Stanley	$2,061	$(103)	$3,763	$2,049

Amounts applicable to Morgan Stanley:
Income from continuing operations	$2,064	$99	$3,768	$3,214
Net gain (losses) from discontinued operations	(3)	(202)	(5)	(1,165)

Net income (loss) applicable to Morgan Stanley	$2,061	$(103)	$3,763	$2,049

Discontinued Operations.    On February 17, 2011, the Company completed the sale of Revel. The sale price approximated the carrying value of Revel and, accordingly, the Company did not recognize any pre-tax gain or loss on the sale. The results of Revel are reported as discontinued operations within the Institutional Securities business segment for all periods presented through the date of sale. The quarter and nine months ended September 30, 2010 included losses of approximately $229 million and approximately $1.2 billion, respectively, in connection with writedowns and related costs of such disposition. For further information on Revel, see “Executive Summary—Significant Items—Income Tax Benefit” herein and Note 28 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K.

In the third quarter of 2010, the Company completed the disposal of CityMortgage Bank (“CMB”), a Moscow-based mortgage bank. The results of CMB are reported as discontinued operations for all periods presented through the date of sale within the Institutional Securities business segment.

Investment Banking.

Investment banking revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in millions)
Advisory revenues	$413	$371	$1,331	$986
Underwriting revenues:
Equity underwriting revenues	239	260	943	793
Fixed income underwriting revenues	212	377	1,071	1,001

Total underwriting revenues	451	637	2,014	1,794

Total investment banking revenues	$864	$1,008	$3,345	$2,780

The following table presents the Company’s volumes of announced and completed mergers and acquisitions, equity and equity-related offerings and fixed income offerings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011(1)	2010(1)	2011(1)	2010(1)
	(dollars in billions)
Announced mergers and acquisitions(2)	$71	$228	$380	$406
Completed mergers and acquisitions(2)	103	77	527	247
Equity and equity-related offerings(3)	12	16	41	39
Fixed income offerings(4)	40	62	158	175

(1)	Source: Thomson Reuters, data at October 18, 2011. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or a change in the value of a transaction.
(2)	Amounts include transactions of $100 million or more and exclude terminated transactions.
(3)	Amounts include Rule 144A and public common stock offerings, convertible offerings and rights offerings.
(4)	Amounts include non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Amounts also include publicly registered and Rule 144A issues. Amounts exclude leveraged loans and self-led issuances.

Investment banking revenues for the quarter ended September 30, 2011 decreased 14% from the comparable period in 2010, reflecting lower revenues from fixed income and equity underwriting transactions, partially offset by higher advisory fees. Overall, underwriting revenues of $451 million decreased 29% from the quarter ended September 30, 2010. Equity underwriting revenues decreased 8% to $239 million, reflecting lower levels of market activity. Fixed income underwriting revenues decreased 44% to $212 million, primarily due to lower high yield and investment grade bond issuance volumes. Advisory revenues from merger, acquisition and restructuring transactions were $413 million, an increase of 11% from the comparable period of 2010, reflecting higher levels of completed activity.

Investment banking revenues for the nine months ended September 30, 2011 increased 20% from the comparable period in 2010, reflecting higher advisory revenues and higher revenues from equity and fixed income underwriting transactions.

Sales and Trading Revenues.    Sales and trading revenues are composed of Principal transactions—Trading revenues; Commissions and fees; Asset management, distribution and administration fees; and Net interest revenues (expenses). In assessing the profitability of its sales and trading activities, the Company views these net revenues in the aggregate. In addition, decisions relating to principal transactions are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes, among other things, an assessment of the potential gain or loss associated with a transaction, including any associated commissions and fees, dividends, the interest income or expense associated with financing or hedging the Company’s positions, and other related expenses. See Note 10 to the condensed consolidated financial statements for further information related to gains (losses) on derivative instruments.

Effective March 31, 2011, the Institutional Securities business segment’s “fixed income” business has been renamed the “fixed income and commodities” business. The interest rate, credit and currency business has been renamed the “fixed income” business. These name changes did not affect current or previously reported results for these businesses.

Total sales and trading revenues increased to $5,401 million in the quarter ended September 30, 2011 from $1,430 million in the comparable period of 2010, reflecting higher equity and fixed income sales and trading revenues, partially offset by higher losses in other sales and trading revenues.

Sales and trading revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010(1)	2011	2010(1)
	(dollars in millions)
Equity	$1,961	$925	$5,516	$3,759
Fixed income and commodities	3,883	847	7,746	5,896
Other(2)	(443)	(342)	(1,411)	(443)

Total sales and trading revenues	$5,401	$1,430	$11,851	$9,212

(1)	All prior-period amounts have been reclassified to conform to the current period’s presentation.
(2)	Other sales and trading net revenues include net gains (losses) from loans and lending commitments and related hedges associated with the Company’s lending activities. Other sales and trading net revenues also included gains (losses) on economic hedges related to the Company’s long-term debt and net losses associated with costs related to the amount of liquidity (“negative carry”) in the Company’s domestic subsidiary banks, Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (formerly, Morgan Stanley Trust FSB) (the “Subsidiary Banks”).

Equity.    Equity sales and trading revenues increased 112% to $1,961 million in the quarter ended September 30, 2011 from the comparable period of 2010 primarily due to positive revenue of $620 million in the quarter ended September 30, 2011 due to the widening of the Company’s Debt-Related Credit Spreads related to a decrease in fair value for which the fair value option was elected compared with negative revenue of $196 million in the quarter ended September 30, 2010 due to the tightening of the Company’s Debt-Related Credit Spreads related to an increase in fair value for which the fair value option was elected in the 2010 period. The increase in the quarter ended September 30, 2011 was also attributable to the cash and derivatives businesses primarily reflecting higher levels of client activity and market volumes. Prime brokerage net revenues also increased from the prior year quarter primarily due to higher average client balances.

In the quarter ended September 30, 2011, equity sales and trading revenues also reflected unrealized losses of $94 million related to changes in the fair value of net derivative contracts attributable to the widening of counterparties’ credit default swap spreads and other credit factors compared with unrealized gains of $27 million in the quarter ended September 30, 2010 due to the tightening of counterparties’ credit default swap spreads and other credit factors in the 2010 period. The Company also recorded unrealized gains of $166 million in the quarter ended September 30, 2011 related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s credit default swap spreads and other credit factors compared with unrealized losses of $38 million in the quarter ended September 30, 2010 due to the tightening of the Company’s credit default swap spreads and other credit factors in the 2010 period. The unrealized gains and losses on credit default swap spreads do not reflect any gains or losses on related hedging instruments.

Fixed Income and Commodities.    Fixed income and commodities sales and trading revenues increased to $3,883 million in the quarter ended September 30, 2011 from $847 million in the comparable period of 2010. Results in the quarter ended September 30, 2011 included positive revenue of $2,790 million due to the widening of the Company’s Debt-Related Credit Spreads related to a decrease in fair value for which the fair value option was elected, compared with negative revenues of $464 million in the quarter ended September 30, 2010 due to the tightening of the Company’s Debt-Related Credit Spreads related to an increase in fair value for which the fair value option was elected. Fixed income product revenues in the quarter ended September 30, 2011 decreased 24%, primarily reflecting losses in credit products due to the stressed credit environment compared with gains in credit products in the prior year quarter. The results in the quarter ended September 30, 2011 were partially offset by higher levels of client activity in interest rate and currency products. Commodity revenues increased 79% in the quarter ended September 30, 2011, primarily due to higher levels of client activity, including structured transactions. Fixed income product revenues in the quarter ended September 30, 2011 were negatively impacted by losses of $284 million from Monolines compared with losses of $272 million in the quarter ended September 30, 2010 (see “Executive Summary—Significant Items—Monoline Insurers” herein for further information).

In the quarter ended September 30, 2011, fixed income and commodities sales and trading revenues reflected net unrealized losses of $2,487 million related to changes in the fair value of net derivative contracts attributable to the widening of counterparties’ credit default swap spreads and other credit factors compared with unrealized gains of $77 million in the quarter ended September 30, 2010 due to the tightening of counterparties’ credit default swap spreads and other credit factors. The Company also recorded unrealized gains of $2,098 million in the quarter ended September 30, 2011 related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s credit default swap spreads and other credit factors compared with losses of $451 million in the quarter ended September 30, 2010 due to the tightening of the Company’s credit default swap spreads and other credit factors. The unrealized gains and losses on credit default swap spreads do not reflect any gains or losses on related hedging instruments.

Other.    In addition to the equity and fixed income and commodities sales and trading revenues discussed above, sales and trading revenues included other trading revenues, consisting of certain activities associated with the Company’s lending activities, gains (losses) on economic hedges related to the Company’s long-term debt and negative carry in the Subsidiary Banks. In the quarter ended September 30, 2011, other sales and trading revenues reflected a net loss of $443 million compared with a net loss of $342 million in the quarter ended September 30, 2010. Results in the quarter ended September 30, 2011 included net losses of $369 million associated with loans and lending commitments (mark-to-market valuations and realized losses of $1,048 million and gains on related hedges of $679 million). The valuation of these commitments could change in future periods depending on, among other things, the extent that they are renegotiated or repriced or if the associated acquisition transaction does not occur. The results in the quarter ended September 30, 2011 also included net investment losses in the Company’s deferred compensation and co-investment plans compared with net gains in the prior year quarter. Results in both periods also included net losses related to negative carry in the Subsidiary Banks. The results in the current quarter were partially offset by net gains on economic hedges related to the Company’s long-term debt compared with net losses in the prior year quarter.

Sales and Trading Revenues in the Nine Months Ended September 30, 2011.    Total sales and trading revenues increased 29% in the nine months ended September 30, 2011 from the comparable period of 2010, reflecting higher equity and fixed income and commodities sales and trading revenues, partially offset by higher losses in other sales and trading revenues. Equity sales and trading revenues increased 47% primarily due to higher revenues in the derivatives and cash businesses and higher revenues from prime brokerage. The results in equity sales and trading revenues in the nine months ended September 30, 2011 also included positive revenues of $642 million in the nine months ended September 30, 2011 due to the widening of the Company’s Debt-Related Credit Spreads compared with negative revenues of $19 million in the nine months ended September 30, 2010 due to the tightening of the Company’s Debt-Related Credit Spreads. Fixed income and commodities sales and trading revenues increased 31% primarily due to the inclusion of positive revenues of $2,823 million in the nine months ended September 30, 2011 due to the widening of the Company’s Debt-Related Credit Spreads compared with positive revenues of $140 million in the nine months ended September 30, 2010. The increase in fixed income and commodities sales and trading revenues in the nine months ended September 30, 2011 was partially offset by lower revenues in credit and commodity products. In the nine months ended September 30, 2011, other sales and trading losses were $1,411 million compared with losses of $443 million in the nine months ended September 30, 2010. Results in the nine months ended September 30, 2011 included higher net losses related to negative carry in the Subsidiary Banks and higher losses related to certain activities associated with the Company’s corporate lending activities. The results in the quarter ended September 30, 2011 also included net investment losses in the Company’s deferred compensation and co-investment plans compared with net gains in the prior year period.

Principal Transactions—Investments.    Principal transaction net investment losses of $119 million and net investment gains of $174 million were recognized in the quarter and nine months ended September 30, 2011 compared with net investment gains of $387 million and $493 million in the quarter and nine months ended September 30, 2010, respectively. The losses in the quarter ended September 30, 2011 primarily reflected losses on media-related investments. The gains in the quarter and nine months ended September 30, 2010 primarily reflected a mark-up on a principal investment held by a consolidated investment partnership of $313 million, which was sold in the fourth quarter of 2010. The portion of the gain related to third-party investors amounted to $183 million and was recorded in the net income applicable to noncontrolling interests in the condensed consolidated statement of income. The gains in the nine months ended September 30, 2011 and September 30, 2010 were also due to principal investments in real estate funds and investments associated with certain employee deferred compensation plans.

Other.    Other revenues of $302 million and other losses of $141 million were recognized in the quarter and nine months ended September 30, 2011, respectively, compared with other revenues of $70 million and $263 million in the quarter and nine months ended September 30, 2010, respectively. The increase in the quarter ended September 30, 2011 was primarily due to gains from the Company’s retirement of its debt. The results in the quarter and nine months ended September 30, 2011 included pre-tax losses of $3 million and $675 million, respectively, arising from the Company’s 40% stake in MUMSS (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein).

Non-interest Expenses.    Non-interest expenses increased 14% and 12% in the quarter and nine months ended September 30, 2011, respectively. The increase in both periods was due to higher compensation expenses and higher non-compensation expenses. Compensation and benefits expenses increased 4% and 8% in the quarter and nine months ended September 30, 2011 primarily due to higher net revenues. Brokerage, clearing and exchange fees increased 37% and 19% in the quarter and nine months ended September 30, 2011, respectively, primarily due to higher levels of business activity. Information processing and communications expense increased 15% and 13% in the quarter and nine months ended September 30, 2011, primarily due to ongoing investments in technology. Professional services expenses decreased 15% and 12% in the quarter and nine months ended September 30, 2011, respectively, primarily due to lower legal fees and consulting expenses. Other expenses increased 141% and 92% in the quarter and nine months ended September 30, 2011, respectively, primarily due to the accrual of approximately $94 million of the estimated $125 million due to the bank levy on relevant liabilities and equities on the consolidated balance sheets of “U.K. Banking Groups,” at December 31, 2011 as defined under the bank levy legislation enacted by the U.K. government in July 2011 (see “Executive Summary—Significant Items—U.K. Bank Levy” herein for further information). The increase in the nine months ended September 30, 2011 also included the initial costs of $130 million associated with Morgan Stanley Huaxin Securities Company Limited in the nine months ended September 30, 2011.

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in millions)
Revenues:
Investment banking	$162	$211	$585	$585
Principal transactions:
Trading	185	386	808	977
Investments	(3)	5	6	11
Commissions and fees	670	564	2,138	1,938
Asset management, distribution and administration fees	1,775	1,529	5,239	4,729
Other	97	107	333	262

Total non-interest revenues	2,886	2,802	9,109	8,502

Interest income	467	404	1,387	1,130
Interest expense	93	102	323	349

Net interest	374	302	1,064	781

Net revenues	3,260	3,104	10,173	9,283

Compensation and benefits	2,002	1,910	6,277	5,848
Non-compensation expenses	896	913	2,864	2,669

Total non-interest expenses	2,898	2,823	9,141	8,517

Income from continuing operations before income taxes	362	281	1,032	766
Provision for income taxes	141	93	370	218

Income from continuing operations	221	188	662	548

Net income	221	188	662	548
Net income applicable to noncontrolling interests	52	44	130	195

Net income applicable to Morgan Stanley	$169	$144	$532	$353

Global Wealth Management Group’s net revenues are composed of Transactional, Asset management, Net interest and Other revenues. Transactional revenues include Investment banking, Principal transactions—Trading, and Commissions and fees. Asset management revenues include Asset management, distribution and administration fees and fees related to the bank deposit program. Net interest revenues include net interest revenues related to the bank deposit program, interest on securities available for sale and all other net interest revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in millions)
Revenues:
Transactional	$1,017	$1,161	$3,531	$3,500
Asset management	1,775	1,529	5,239	4,729
Net interest	374	302	1,064	781
Other	94	112	339	273

Net revenues	$3,260	$3,104	$10,173	$9,283

Transactional.

Investment Banking.    Investment banking revenues decreased 23% in the quarter ended September 30, 2011, from the comparable period of 2010, primarily due to lower equity and fixed income underwriting activities.

Principal Transactions—Trading.    Principal transactions—Trading revenues decreased 52% and 17% in the quarter and nine months ended September 30, 2011, respectively, from the comparable periods of 2010, primarily due to losses related to investments associated with certain employee deferred compensation plans, lower revenues from corporate equity and fixed income securities, government securities, derivatives and structured notes, partially offset by higher revenues from municipal securities.

Commissions and Fees.    Commission and fees revenues increased 19% and 10% in the quarter and nine months ended September 30, 2011, from the comparable periods of 2010, primarily due to higher client activity.

Asset Management.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 16% and 11% in the quarter and nine months ended September 30, 2011, respectively, from the comparable periods of 2010, primarily due to higher fee-based revenues. Revenues for the nine months ended September 30, 2011 were partially offset by the change in classification of the bank deposit program. From June 2009 until April 1, 2010, revenues in the bank deposit program were primarily included in Asset management, distribution and administration fees. Beginning on April 1, 2010, revenues in the bank deposit program held at the Company’s U.S. depository institutions were recorded as Interest income due to renegotiations of the revenue sharing agreement as part of the Global Wealth Management Group business segment’s retail banking strategy. The Global Wealth Management Group business segment will continue to earn referral fees for deposits placed with Citi depository institutions, and these fees will continue to be recorded in Asset management, distribution and administration fees until the legacy Smith Barney deposits are migrated to the Company’s U.S. depository institutions. The referral fees for deposits were $64 million and $65 million for the quarters ended September 30, 2011 and 2010, respectively, and $190 million and $231 million for the nine months ended September 30, 2011 and 2010, respectively.

Balances in the bank deposit program increased to $109.0 billion at September 30, 2011 from $108.7 billion at September 30, 2010.

Client assets in fee-based accounts increased to $465 billion and represented 30% of total client assets at September 30, 2011, compared with $437 billion and 27% at September 30, 2010, respectively. Total client asset balances decreased to $1,564 billion at September 30, 2011 from $1,603 billion at September 30, 2010, primarily due to the impact of weakened market conditions, partially offset by an increase in net new assets. Net new assets for the quarter ended September 30, 2011 were an inflow of $15.5 billion, compared to an inflow of $5.0 billion for the quarter ended September 30, 2010. Client asset balances in households with assets greater than $1 million decreased to $1,147 billion at September 30, 2011 from $1,163 billion at September 30, 2010. Global fee-based asset net inflows increased to $10.1 billion for the quarter ended September 30, 2011 from $4.8 billion for the quarter ended September 30, 2010.

Net Interest.

Net interest increased 24% and 36% in the quarter and nine months ended September 30, 2011, respectively, from the comparable periods of 2010, primarily resulting from an increase in Interest income due to interest on the securities available for sale portfolio and mortgages. The increase in Interest income for the nine months ended September 30, 2011 was also due to a change in classification of the bank deposit program noted above.

Other.

Principal Transactions—Investments.    Principal transaction net investment losses of $3 million and net investment gains of $6 million in the quarter and nine months ended September 30, 2011, respectively, compared with net investment gains of $5 million and $11 million in the quarter and nine months ended September 30, 2010, respectively. The decrease in the quarter ended September 30, 2011 primarily reflected losses related to investments associated with certain employee deferred compensation plans compared with such investments in the prior year period.

Other.    Other revenues were $97 million in the quarter ended September 30, 2011, a decrease of 9% from the quarter ended September 30, 2010, primarily due to lower shareholder service fees, partially offset by gains on sales of securities available for sale. Other revenues were $333 million in the nine months ended September 30, 2011, an increase of 27% from the nine months ended September 30, 2010, primarily related to gains on sales of securities available for sale.

Non-interest Expenses.    Non-interest expenses increased 3% and 7% in the quarter and nine months ended September 30, 2011 from the comparable periods of 2010. Compensation and benefits expense increased 5% in the quarter ended September 30, 2011, from the comparable period of 2010, primarily reflecting higher net revenues, support services related compensation and amortization of deferred compensation awards, partially offset by lower expenses associated with certain employee deferred compensation plans. Compensation and benefits expense increased 7% in the nine months ended September 30, 2011, from the comparable period of 2010, primarily reflecting higher net revenues and support services related compensation, partially offset by lower expenses associated with certain employee deferred compensation plans. Non-compensation expenses decreased 2% and increased 7% in the quarter and nine months ended September 30, 2011, respectively, from the comparable periods of 2010. In the quarter and nine months ended September 30, 2011, marketing and business development expense increased 14% and 24%, respectively, from the comparable periods of 2010, primarily due to higher costs associated with conferences and seminars. Professional services expense increased 22% and 24% in the quarter and nine months ended September 30, 2011, respectively, from the comparable periods of 2010, primarily due to increased technology consulting costs and legal fees. Information processing and communications expense increased 11% and 12% in the quarter and nine months ended September 30, 2011, respectively, from the comparable periods of 2010, primarily due to higher telecommunications and data storage costs. Occupancy and equipment expense decreased 2% and 3% in the quarter and nine months ended September 30, 2011, respectively, from the comparable periods of 2010, primarily due to lower infrastructure costs. Other expenses decreased 24% and 2% in the quarter and nine months ended September 30, 2011, respectively, from the comparable periods of 2010, primarily due to a lower FDIC assessment on deposits. The FDIC assessment related to Citi’s depositories was approximately $30 million lower than the Company’s expectation in the third quarter of 2011. The Company believes its FDIC assessment should normalize in the fourth quarter of 2011.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in millions)
Revenues:
Investment banking	$5	$2	$10	$9
Principal transactions:
Trading	(3)	(34)	(15)	(45)
Investments	(176)	427	253	632
Asset management, distribution and administration fees	404	415	1,226	1,212
Other	(6)	12	39	118

Total non-interest revenues	224	822	1,513	1,926

Interest income	3	9	10	18
Interest expense	12	29	37	79

Net interest	(9)	(20)	(27)	(61)

Net revenues	215	802	1,486	1,865

Compensation and benefits	133	285	673	842
Non-compensation expenses	199	238	638	656

Total non-interest expenses	332	523	1,311	1,498

Income (loss) from continuing operations before income taxes	(117)	279	175	367
Provision for (benefit from) income taxes	(40)	15	45	19

Income (loss) from continuing operations	(77)	264	130	348

Discontinued operations:
Gain from discontinued operations	4	20	13	985
Provision for (benefit from) income taxes	(24)	1	(23)	331

Net gain from discontinued operations	28	19	36	654

Net income (loss)	(49)	283	166	1,002
Net income (loss) applicable to noncontrolling interests	(18)	193	101	306

Net income (loss) applicable to Morgan Stanley	$(31)	$90	$65	$696

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations	$(59)	$71	$29	$42
Net gain from discontinued operations	28	19	36	654

Net income (loss) applicable to Morgan Stanley	$(31)	$90	$65	$696

On March 1, 2011, the Company and the principals of FrontPoint completed a transaction whereby FrontPoint senior management and portfolio managers own a majority equity stake in FrontPoint and the Company retained a minority stake. FrontPoint has replaced the Company’s affiliates as the investment advisor and general partner of the FrontPoint funds. The investment in FrontPoint is accounted for under the equity method of accounting. Prior to March 1, 2011, the Company consolidated FrontPoint. The Company recorded losses of approximately $7 million and $27 million related to the writedown of the minority stake investment in FrontPoint for the quarter and nine months ended September 30, 2011, respectively. The losses were included in Other revenues in the condensed consolidated statements of income.

Segment Reorganization.    Beginning in the quarter ended March 31, 2011, the Asset Management business segment was reorganized into three businesses: Traditional Asset Management, Real Estate Investing and Merchant Banking. Traditional Asset Management includes Long-only, which is comprised of Equity and Fixed

Income, Liquidity and the Alternative Investment Products businesses which includes a range of alternative investment products such as hedge funds, funds of hedge funds and funds of private equity funds. Real Estate Investing was previously reported as part of Merchant Banking. Merchant Banking includes the Private Equity and Infrastructure business and hedge fund stake investments. The Company’s equity investment in FrontPoint, subsequent to the restructuring of that business, is included in Merchant Banking. The results of the FrontPoint business for all periods prior to the restructuring are also included in Merchant Banking.

Discontinued Operations.    On June 1, 2010, the Company completed the sale of Retail Asset Management, including Van Kampen, to Invesco. The Company recorded a cumulative after-tax gain of $673 million, of which $514 million was recorded in the quarter ended June 30, 2010. The remaining gain of $159 million, representing tax basis benefits, was recorded primarily in the quarter ended December 31, 2009. The results of Retail Asset Management are reported as discontinued operations within the Asset Management business segment for all periods presented.

In the third quarter of 2010, the Company completed a disposal of a real estate property within the Asset Management business segment. The results of operations are reported as discontinued operations for all periods presented.

Statistical Data.

The Asset Management business segment’s period-end and average assets under management or supervision were as follows:

	At September 30,		Average For The Three Months Ended September 30,		Average For The Nine Months Ended September 30,
	2011	2010(1)	2011	2010(1)	2011	2010(1)
	(dollars in billions)
Assets under management or supervision by asset class:
Traditional Asset Management:
Equity	$98	$103	$112	$95	$114	$94
Fixed income	58	63	61	60	61	60
Liquidity	67	52	68	52	64	53
Alternatives	18	17	18	17	18	17

Total Traditional Asset Management	241	235	259	224	257	224

Real Estate Investing	18	15	17	15	17	15

Merchant Banking:
Private Equity	9	9	9	9	9	9
FrontPoint(2)	—	7	—	7	1	7

Total Merchant Banking	9	16	9	16	10	16

Total assets under management or supervision	$268	$266	$285	$255	$284	$255

Share of minority stake assets(2)(3)	$6	$7	$6	$7	$7	$7

(1)	All prior-period amounts have been reclassified to conform to the current period’s presentation.
(2)	On March 1, 2011, the Company and the principals of FrontPoint completed a transaction whereby FrontPoint senior management and portfolio managers own a majority equity stake in FrontPoint and the Company retains a minority stake. At September 30, 2011, the assets under management attributed to FrontPoint are represented within the share of minority stake assets.
(3)	Amounts represent the Asset Management business segment’s proportional share of assets managed by entities in which it owns a minority stake.

Activity in the Asset Management business segment’s assets under management or supervision during the quarters and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010(1)	2011	2010(1)
	(dollars in billions)
Balance at beginning of period	$296	$244	$272	$260
Net flows by asset class:
Traditional Asset Management:
Equity	(1)	1	3	—
Fixed income(2)	(1)	—	(4)	—
Liquidity	(5)	1	13	(7)
Alternatives	—	—	—	—

Total Traditional Asset Management	(7)	2	12	(7)

Real Estate Investing	1	1	1	2

Merchant Banking:
Private equity	—	—	—	—
FrontPoint(3)	—	—	(2)	—

Total Merchant Banking	—	—	(2)	—

Total net flows	(6)	3	11	(5)
Net market appreciation (depreciation)	(22)	19	(11)	11
Decrease due to FrontPoint transaction	—	—	(4)	—

Total net increase (decrease)	(28)	22	(4)	6

Balance at end of period	$268	$266	$268	$266

(1)	All prior-period amounts have been reclassified to conform to the current presentation.
(2)	Fixed income outflows for the nine months ended September 30, 2011 includes $1.3 billion due to the revised treatment of assets under management previously reported as a net flow.
(3)	The amount for the nine months ended September 30, 2011 includes two months of net flows related to FrontPoint, whereas the comparable period in 2010 includes nine months of net flows related to FrontPoint. The amount for the quarter ended September 30, 2011 does not include net flows related to FrontPoint, whereas the quarter ended September 30, 2010 includes three months of net flows related to FrontPoint.

Principal Transactions—Trading.    In the quarter and nine months ended September 30, 2011, the Company recognized losses of $3 million and $15 million, respectively, compared with losses of $34 million and $45 million in the quarter and nine months ended September 30, 2010, respectively. Trading results in the quarter and nine months ended September 30, 2011 primarily reflected losses related to certain investments associated with the Company’s employee deferred compensation and co-investment plans, partially offset by gains from hedges on certain investments. Trading results in the quarter and nine months ended September 30, 2010 primarily related to losses from hedges on certain investments and long-term debt. Trading results for the nine months ended September 30, 2010 also included contributions to money markets funds.

Principal Transactions—Investments.    The Company recorded principal transactions net investment losses of $176 million and net gains of $253 million in the quarter and nine months ended September 30, 2011, respectively, compared with gains of $427 million and $632 million in the quarter and nine months ended September 30, 2010, respectively. The results in the quarter ended September 30, 2011 were primarily due to losses associated with the Company’s Merchant Banking investments, mainly in private equity, and losses associated with the Company’s Real Estate Investing business, as a result of investment losses within certain consolidated real estate funds sponsored by the Company, compared to net investment gains in the prior year quarter. The decrease in the nine months ended September 30, 2011 was primarily related to lower net investment gains associated with certain consolidated real estate funds sponsored by the Company, as well as lower net gains in the Company’s Merchant Banking business.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees decreased 3% and increased 1% in the quarter and nine months ended September 30, 2011, respectively. The decrease in the quarter ended September 20, 2011 primarily reflected lower performance fees. The increase in the nine months ended September 30, 2011 primarily reflected higher fund management and administration fees, partially offset by lower performance fees. The higher fund management and administration fees in the nine months ended September 30, 2011 were driven by an increase in average assets under management.

The Company’s assets under management increased $2 billion from $266 billion at September 30, 2010 to $268 billion at September 30, 2011 reflecting net customer inflows, partially offset by market depreciation. The Company recorded net customer outflows of $5.8 billion and net inflows of $11.3 billion in the quarter and nine months ended September 30, 2011, respectively, compared with net inflows of $2.9 billion and net outflows of $5.1 billion in the quarter and nine months ended September 30, 2010, respectively. The decrease in flows for the quarter ended September 30, 2011 primarily reflected net customer outflows in liquidity funds. The increase in flows for the nine months ended September 30, 2011 primarily reflected the sweep of MSSB client cash balances of approximately $18.5 billion into Morgan Stanley managed liquidity funds.

Other.    Other losses were $6 million and Other revenues were $39 million in the quarter and nine months ended September 30, 2011, respectively, as compared with Other revenues of $12 million and $118 million in the quarter and nine months ended September 30, 2010, respectively. The results in the quarter ended September 30, 2011 included losses of approximately $7 million related to the writedown of the Company’s minority stake investment in FrontPoint (see “Executive Summary—Significant Items—FrontPoint” herein). Other revenues for the nine months ended September 30, 2011 included revenues associated with the Company’s minority stake investments in Lansdowne Partners, a London-based investment manager, and Avenue Capital Group, a New York-based investment manager, partially offset by a $27 million writedown in the Company’s minority stake investment in FrontPoint as noted above. The decrease in the nine month period ended September 30, 2011, compared to the prior year period, primarily reflected lower revenues associated with these minority stakes, as well as the writedown in FrontPoint.

Non-interest Expenses.    Non-interest expenses decreased 37% in the quarter ended September 30, 2011 compared with the quarter ended September 30, 2010, primarily reflecting a decrease in compensation expenses. Compensation expenses decreased 53% in the quarter ended September 30, 2011 compared with the prior year quarter reflecting losses related to certain investments associated with the Company’s employee deferred compensation and co-investment plans, compared to gains in the previous quarter, as well as the absence of FrontPoint in the current quarter. Compensation expenses decreased 20% in the nine months ended September 30, 2011 compared with the prior year period due to the absence of FrontPoint in the current period and lower gains related to certain investments associated with the Company’s employee deferred compensation and co-investment plans. Non-compensation expenses decreased 16% in the quarter ended September 30, 2011 compared with the prior year quarter, as the quarter ended September 30, 2010 included intangible asset impairment charges related to certain investment management contracts. Non-compensation expenses decreased 3% in the nine months ended September 30, 2011 compared with the prior year period.

Accounting Developments.

Reconsideration of Effective Control for Repurchase Agreements.

In April 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that removes the requirement to consider whether sufficient collateral is held when determining whether to account for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financings. The guidance is effective for the Company prospectively for transactions beginning on January 1, 2012. The Company does not believe the adoption of this accounting guidance will have a material impact on the Company’s condensed consolidated financial statements.

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

Goodwill Impairment Test.

In September 2011, the FASB issued accounting guidance that simplifies how entities test goodwill for impairment. This guidance allows entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for the Company prospectively beginning on January 1, 2012. The adoption of this accounting guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Other Matters.

Real Estate.

The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner. The Company’s real estate investments at September 30, 2011 and December 31, 2010 are described below. Such amounts exclude investments associated with certain employee deferred compensation and co-investment plans.

At September 30, 2011 and December 31, 2010, the condensed consolidated statements of financial condition included amounts representing real estate investment assets of consolidated subsidiaries of approximately $2.0 billion and $1.9 billion, respectively, including noncontrolling interests of approximately $1.6 billion and $1.5 billion, respectively, for a net amount of $0.4 billion in both periods. This net presentation is a non-GAAP financial measure that the Company considers to be the most useful measure for the Company and investors to use in assessing the Company’s net exposure. In addition, the Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to real estate investments of $0.8 billion at September 30, 2011 (see Note 11 to the condensed consolidated financial statements).

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

During the three and nine months ended September 30, 2011, the Company recorded losses of $3 million and $675 million, respectively, arising from the Company’s 40% stake in MUMSS, recorded within Other revenues in the condensed consolidated statements of income. In order to enhance the risk management at MUMSS, during the nine months ended September 30, 2011, the Company entered into a transaction with MUMSS whereby the risk associated with the fixed income trading positions that previously caused the majority of the aforementioned MUMSS losses were transferred to MSMS. In return for entering into the transaction, the Company received total consideration of $659 million, which represented the estimated fair value of the transaction.

To the extent that MUMSS is required to increase its capital level due to factors other than losses, such as changes in regulatory requirements, both MUFG and the Company would be required to contribute the necessary capital based upon their economic interest as set forth above. However, to the extent that losses incurred by MUMSS result in a requirement to restore its capital, MUFG is solely responsible for providing this additional capital to a minimum level and the Company is not obligated to contribute additional capital to MUMSS. Because of the losses incurred by MUMSS, MUFG contributed approximately $370 million of capital to MUMSS on April 22, 2011. The MUFG capital injection improved the capital base and restored the capital adequacy ratio of MUMSS. As a result of the capital injection, during the quarter ended June 30, 2011, the Company recorded an increase of approximately $148 million in the carrying amount of the equity method investment in MUMSS, reflecting the Company’s 40% share of the increase in the net asset value of MUMSS, and an increase in the Company’s Paid-in capital of approximately $86 million (after-tax).

During the quarter ended September 30, 2011, the Company performed an impairment review of its equity method investment in MUMSS in view of the deterioration in the financial performance of MUMSS and the aftermath of the earthquake in Japan on March 11, 2011. The Company recorded no other-than-temporary impairment loss at September 30, 2011. Adverse market or economic events, as well as further deterioration of post-earthquake economic performance could result in impairment charges of this investment in future periods.

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

Regulatory Outlook.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. While certain portions of the Dodd-Frank Act were effective immediately, other portions will be effective only following rulemaking and extended transition and implementation periods. At this time, it is difficult to assess fully the impact that the Dodd-Frank Act will have on the Company and on the financial services industry in general. We do know, however, that the Company will be subject to a more complex regulatory framework, and will incur costs to comply with new requirements as well as to monitor for compliance in the future. Implementation of the Dodd-Frank Act will be accomplished through numerous rulemakings by multiple governmental agencies. The Dodd-Frank Act also mandates the preparation of studies on a wide range of issues, which could lead to additional legislation or regulatory changes.

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

It is likely that the year 2011 and subsequent years will see further material changes in the way major financial institutions are regulated in both the U.S. and other markets in which the Company operates, though it is difficult to predict which further reform initiatives will become law, how such reforms will be implemented or the impact they will have on the Company’s business, financial condition, results of operations and cash flows for a particular future period.

For a further discussion regarding the regulatory outlook for the Company, please refer to “Supervision and Regulation” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Outlook” in Part II, Item 7, included in the Form 10-K.

Scope of Permitted Activities.    The Bank Holding Company Act of 1956, as amended (the “BHC Act”) provides a two-year period from September 21, 2008, the date that the Company became a bank holding company, for the Company to conform or dispose of certain nonconforming activities as defined by the BHC Act. Three one-year extensions may be granted by the Federal Reserve upon approval of the Company’s application. The Company has received the second of these extensions with respect to certain activities relating to its real estate and other funds businesses. It has also disposed of certain nonconforming assets and conformed certain activities to the requirements of the BHC Act. Although conformance activities continue with respect to these businesses, it is possible that the Company will be required, in 2012, to seek Federal Reserve approval for the third additional year permitted by the BHC Act. The Federal Reserve may grant an extension if it finds that the extension will not be detrimental to the public interest. Based on the nonconforming real estate and other investments and businesses which are required to be sold, there would be no material adverse impact on the Company’s condensed consolidated financial statements.

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

In determining fair value, the Company uses various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels, wherein Level 1 uses observable prices in active markets, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs, and, therefore require the greatest use of judgment. In periods of market disruption, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3. In addition, a downturn in market conditions could lead to declines in the valuation of many instruments. For further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Notes 2 and 4 to the consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K and Notes 2 and 3 to the condensed consolidated financial statements.

Level 3 Assets and Liabilities.    The Company’s Level 3 assets before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $40.6 billion and $34.9 billion at September 30, 2011 and December 31, 2010, respectively, and represented approximately 13% and 10% at September 30, 2011 and December 31, 2010, respectively, of the assets measured at fair value (5% and 4% of total assets at September 30, 2011 and December 31, 2010, respectively). Level 3 liabilities before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $11.2 billion and $8.5 billion at September 30, 2011 and December 31, 2010, respectively, and represented approximately 6% and 4%, respectively, of the Company’s liabilities measured at fair value.

Transfers In/Out of Level 3 During the Quarter Ended September 30, 2011.    During the quarter ended September 30, 2011, the Company reclassified approximately $0.8 billion of certain Corporate and other debt, primarily corporate loans, residential mortgage-backed securities, and collateralized debt obligations, from Level 3 to Level 2. The Company reclassified the corporate loans as external prices and/or spread inputs for these instruments became observable.

The Company also reclassified approximately $2.1 billion of certain Corporate and other debt from Level 2 to Level 3. The reclassifications were primarily related to corporate loans and were generally due to a reduction in market price quotations for these or comparable instruments, or a lack of available broker quotes, such that unobservable inputs had to be utilized for the fair value measurement of these instruments.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.    Certain of the Company’s assets were measured at fair value on a non-recurring basis, primarily relating to loans, other investments, premises, equipment and software costs, and intangible assets. The Company incurs losses or gains for any adjustments of these assets to fair value. A downturn in market conditions could result in impairment charges in future periods.

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

Goodwill and Intangible Assets.

Goodwill.    The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level, which is generally at the level of or one level below its business segments. Goodwill no longer retains its association with a particular acquisition once it has been assigned to a reporting unit. As such, all of the activities of a reporting unit, whether acquired or organically developed, are available to support the value of the goodwill. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective book value. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below book value, however, further analysis is required to determine the amount of the impairment. Additionally, if the book value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques the Company believes market participants would use for each of the reporting units. The estimated fair values are generally determined utilizing methodologies that incorporate price-to-book, price-to-earnings and assets under management multiples of certain comparable companies. The Company also utilizes a discounted cash flow methodology for certain reporting units.

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

See Notes 3 and 8 to the condensed consolidated financial statements for additional information about goodwill and intangible assets.

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

Liquidity and Capital Resources.

The Company’s senior management establishes the liquidity and capital policies of the Company. Through various risk and control committees, the Company’s senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity and interest rate and currency sensitivity of the Company’s asset and liability position. The Company’s Treasury Department, Firm Risk Committee, Asset and Liability Management Committee and other control groups assist in evaluating, monitoring and controlling the impact that the Company’s business activities have on its condensed consolidated statements of financial condition, liquidity and capital structure. Liquidity and capital matters are reported regularly to the Board’s Risk Committee.

The Balance Sheet.

The Company actively monitors and evaluates the composition and size of its balance sheet. A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets decreased to $794,939 million at September 30, 2011 from $807,698 million at December 31, 2010. The decrease in total assets was primarily due to a decrease in Financial instruments owned—Corporate equities and Corporate and other debt.

The Company’s assets and liabilities are primarily related to transactions attributable to sales and trading and securities financing activities. At September 30, 2011, securities financing assets and liabilities were $370 billion and $297 billion, respectively. At December 31, 2010, securities financing assets and liabilities were $358 billion and $321 billion, respectively. Securities financing transactions include repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Note 2 to the consolidated financial statements included in the Form 10-K). Securities sold under agreements to repurchase and Securities loaned were $138 billion at September 30, 2011 and averaged $170 billion and $188 billion during the quarter and nine months ended September 30, 2011, respectively. The period end balance was lower than the average balances for the quarter and nine months ended September 30, 2011 primarily due to the seasonal maturity of client term financing activity on September 30, 2011. Securities purchased under agreements to resell and Securities borrowed were $294 billion at September 30, 2011 and averaged $314 billion and $310 billion during the quarter and nine months ended September 30, 2011, respectively.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer owned securities, and customer cash, which is segregated according to regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage clients. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets were $11 billion and $17 billion at September 30, 2011 and December 31, 2010, respectively, recorded in accordance with accounting guidance for the transfer of financial assets that represented offsetting assets and liabilities for fully collateralized non-cash loan transactions.

The following table sets forth the Company’s tangible common equity and Tier 1 common ratios at September 30, 2011 and December 31, 2010 and average balances during the nine months ended September 30, 2011:

	Balance at		Average Balance(1)
	September 30, 2011	December 31, 2010	For the Nine Months Ended September 30, 2011
	(dollars in millions, except ratio data)
Common equity	$60,320	$47,614	$52,340
Preferred equity	1,508	9,597	6,361

Morgan Stanley shareholders’ equity	61,828	57,211	58,701
Junior subordinated debentures issued to capital trusts	4,836	4,817	4,831
Less: Goodwill and net intangible assets(2)	(6,761)	(6,947)	(6,871)

Tangible Morgan Stanley shareholders’ equity	$59,903	$55,081	$56,661

Common equity	$60,320	$47,614	$52,340
Less: Goodwill and net intangible assets(2)	(6,761)	(6,947)	(6,871)

Tangible common equity(3)	$53,559	$40,667	$45,469

Tier 1 common ratio(4)(5)	13.2%	10.2%	N/M

N/M	– Not meaningful.
(1)	The Company calculates its average balances based upon month-end balances.
(2)	Goodwill and net intangible assets exclude mortgage servicing rights (net of disallowable mortgage servicing rights) of $120 million and $141 million at September 30, 2011 and December 31, 2010, respectively, and include only the Company’s share of MSSB’s goodwill and intangible assets.
(3)	Tangible common equity, a non-GAAP financial measure, equals common equity less goodwill and net intangible assets as defined above. The Company views tangible common equity as a useful measure to investors because it is a commonly utilized metric and reflects the common equity deployed in the Company’s businesses.
(4)	The Tier 1 common ratio, a non-GAAP financial measure, equals Tier 1 common equity divided by Risk Weighted Assets (“RWA”). The Company defines Tier 1 common equity as Tier 1 capital less qualifying perpetual preferred stock, qualifying trust preferred securities and other restricted core capital elements, adjusted for the portion of goodwill and non-servicing intangible assets associated with MSSB’s noncontrolling interests (i.e., Citi’s share of MSSB’s goodwill and intangibles). The Company views its definition of the Tier 1 common equity as a useful measure for investors as it reflects the actual ownership structure and economics of MSSB. This definition of Tier 1 common equity may evolve in the future as regulatory rules may be implemented based on a final proposal regarding noncontrolling interest (also referred to as minority interest) as initially presented in December 2009 in the Basel Committee on Banking Supervision Consultative Document Strengthening the resilience of the banking sector (“BCBS 164”). For a discussion of RWAs and Tier 1 capital, see “Regulatory Requirements” herein.
(5)	The Company’s Tier 1 common ratio at December 31, 2010 was revised to 10.2% from previously reported 10.5% based on revised guidance from the Federal Reserve about the Company’s capital treatment for OTC derivatives collateral. For further information about the Company’s capital ratios, see “Regulatory Requirements—Capital” herein.

Balance Sheet and Funding Activity for the Nine Months Ended September 30, 2011.

During the nine months ended September 30, 2011, the Company issued notes with a principal amount of approximately $30 billion. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.1 years at September 30, 2011. Subsequent to September 30, 2011 and through October 31, 2011, the Company’s long-term borrowings (net of repayments) increased by approximately $0.6 billion.

At September 30, 2011, the aggregate outstanding principal amount of the Company’s senior indebtedness was approximately $179 billion (including guaranteed obligations of the indebtedness of subsidiaries) compared with $183 billion at December 31, 2010. The decrease in the amount of senior indebtedness was primarily due to repayments of notes, net of new issuances in long-term and short-term borrowings.

MUFG Stock Conversion.

On April 21, 2011, MUFG and the Company announced that they had entered into an agreement to convert MUFG’s outstanding Series B Preferred Stock in the Company into the Company’s common stock and on June 30, 2011, the Company and MUFG completed the conversion (see “Executive Summary—Significant Items—MUFG Stock Conversion” herein).

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

At September 30, 2011, the Company had approximately $1.6 billion remaining under its current share repurchase program out of the $6 billion authorized by the Board in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases by the Company are subject to regulatory approval. During the quarter and nine months ended September 30, 2011, the Company did not repurchase common stock as part of its capital management share repurchase program (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

The Board determines the declaration and payment of dividends on a quarterly basis. In October 2011, the Company announced that its Board declared a quarterly dividend per common share of $0.05. The Company also announced that the Board declared a quarterly dividend of $255.56 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25556) and a quarterly dividend of $25.00 per share of Series C Non-Cumulative Non-Voting Perpetual Preferred Stock.

Required Capital.

Beginning with the quarter ended June 30, 2010, the Company’s capital estimation is based on the Required Capital Framework, an internal capital adequacy measure. This framework is a risk-based internal use of capital measure, which is compared with the Company’s regulatory capital to help ensure the Company maintains an amount of risk-based going concern capital after absorbing potential losses from extreme stress events at a point in time. The difference between the Company’s regulatory capital and aggregate Required Capital is the Company’s Parent capital. Average Tier 1 capital, Aggregate Required Capital and Parent capital for the quarter ended September 30, 2011 was approximately $51.8 billion, $31.2 billion and $20.6 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, including Basel III, organic growth, acquisitions and other capital needs.

Tier 1 capital and common equity attribution to the business segments is based on capital usage calculated by Required Capital. In principle, each business segment is capitalized as if it were an independent operating entity with limited diversification benefit between the business segments. Required Capital is assessed at each business segment and further attributed to product lines. This process is intended to align capital with the risks in each business segment in order to allow senior management to evaluate returns on a risk-adjusted basis. The Required Capital Framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. During 2011, the Company continues to evaluate the framework with respect to the impact of future regulatory requirements, as appropriate.

For a further discussion of the Company’s Tier 1 capital, see “Regulatory Requirements” herein.

The following table presents the Company’s and business segments’ average Tier 1 capital and average common equity for the quarter ended September 30, 2011 and the quarter ended June 30, 2011.

	Three Months Ended September 30, 2011		Three Months Ended June 30, 2011
	Average Tier 1 Capital	Average Common Equity	Average Tier 1 Capital	Average Common Equity
	(dollars in billions)
Institutional Securities	$26.0	$29.3	$25.1	$22.1
Global Wealth Management Group	3.6	8.3	3.4	7.1
Asset Management	1.6	2.5	1.4	2.0
Parent capital	20.6	19.0	20.7	18.4

Total	$51.8	$59.1	$50.6	$49.6

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

The Company’s CFP incorporates a number of assumptions, including, but not limited to, the following:

•	No government support;

•	No access to equity and unsecured debt markets;

•	Repayment of all unsecured debt maturing within one year;

•	Higher haircuts and significantly lower availability of secured funding;

•	Additional collateral that would be required by trading counterparties and certain exchanges and clearing organizations related to multi-notch credit rating downgrades;

•	Discretionary unsecured debt buybacks;

•	Drawdowns on unfunded commitments provided to third parties;

•	Client cash withdrawals;

•	Limited access to the foreign exchange swap markets;

•	Return of securities borrowed on an uncollateralized basis; and

•	Maturity roll-off of outstanding letters of credit with no further issuance.

The CFP is produced at the Parent company (“Parent”) and major operating subsidiary levels, as well as at major currency levels, to capture specific cash requirements and cash availability across the Company. The CFP assumes the subsidiaries will use their own liquidity first to fund their obligations before drawing liquidity from the Parent. The CFP also assumes that the Parent will support its subsidiaries and will not have access to subsidiaries’ liquidity reserves that are subject to any regulatory, legal or tax constraints.

At September 30, 2011, the Company maintained sufficient liquidity to meet funding and contingent obligations as modeled in its liquidity stress tests.

Global Liquidity Reserve.

The Company maintains sufficient liquidity reserves (“Global Liquidity Reserve”) to cover daily funding needs and meet strategic liquidity targets sized by the CFP. The Global Liquidity Reserve is held within the Parent and operating subsidiaries. The Company’s Global Liquidity Reserve is comprised of highly liquid and diversified assets including cash and cash equivalents, and unencumbered highly liquid securities such as U.S. government securities, U.S. agency securities, U.S. agency mortgage-backed securities, FDIC-guaranteed corporate debt and non-U.S. government securities.

Global Liquidity Reserve by Type of Investment.

The table below summarizes the Company’s Global Liquidity Reserve by type of investment:

	At September 30, 2011	At June 30, 2011
	(dollars in billions)
Cash deposits with banks	$11	13
Cash deposits with central banks	36	31
Unencumbered highly liquid securities:
U.S. Government obligations	74	69
U.S. agency and agency mortgage-backed securities	36	44
Non-U.S. sovereign obligations(1)	14	16
Investments in money market funds	1	1
Other investment grade securities	8	8

Global Liquidity Reserve	$180	182

(1)	At September 30, 2011 and June 30, 2011, approximately 84% and approximately 80% of Non-U.S. sovereign obligations were rated AAA, respectively.

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

Global Liquidity Reserve Held by the Parent and Operating Subsidiaries.

The table below summarizes the Global Liquidity Reserve held by the Parent and operating subsidiaries:

			Average Balance(1)
	At September 30, 2011	At June 30, 2011	For the Three Months Ended September 30, 2011	For the Three Months Ended June 30, 2011
	(dollars in billions)
Parent	$79	$82	$83	$76
Non-Bank Subsidiaries:
Domestic	14	13	13	12
Foreign	22	24	22	22

Total Non-Bank Subsidiaries	36	37	35	34

Bank Subsidiaries:
Domestic	58	57	58	56
Foreign	7	6	7	6

Total Bank Subsidiaries	65	63	65	62

Total	$180	$182	$183	$172

(1)	The Company calculates the average global liquidity reserve based upon daily amounts.

As mentioned in “Contingency Funding Plan,” the CFP assumes that the Parent will support its subsidiaries and will not have access to subsidiaries’ liquidity reserves that are subject to any regulatory, legal or tax constraints.

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

Secured Financing.    A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term collateralized receivables arising principally from its Institutional Securities business segment sales and trading activities. The liquid nature of these assets provides the Company with flexibility in financing these assets with collateralized borrowings.

The Company’s goal is to achieve an optimal mix of secured and unsecured funding while ensuring continued growth in stable funding sources. The Institutional Securities business segment emphasizes the use of collateralized short-term borrowings to limit the growth of short-term unsecured funding, which is generally more subject to disruption during periods of financial stress. The ability to fund less liquid assets on a secured basis may be impaired in a stress environment. To manage this risk, the Company obtains longer-term secured financing for less liquid assets and has minimal reliance on overnight financing. At September 30, 2011, the weighted average maturity of the Company’s secured financing against less liquid collateral was greater than 120 days. The Company defines less liquid collateral as that which is not consistent with the standards of the Global Liquidity Reserve. In addition, the Company minimizes refinancing risk by diversifying across both counterparties and maturities. The Company holds a portion of its Global Liquidity Reserve against a potential disruption to its secured financing capabilities. This potential disruption may be in the form of additional margin or reduced capacity to refinance maturing trades. The Company continues to extend the tenor of secured financing for less liquid collateral and seeks to build a sufficient buffer to offset the risks discussed above.

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

Temporary Liquidity Guarantee Program (“TLGP”).    In October 2008, the Secretary of the U.S. Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991, and the FDIC announced the TLGP. Based on the Final Rule adopted on November 21, 2008, the TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Company) between October 14, 2008 and June 30, 2009. Of the $23.8 billion issued by the Company under the TLGP, $15.2 billion is still outstanding at September 30, 2011.

Short-Term Borrowings.    The Company’s unsecured short-term borrowings consist of commercial paper, bank loans, bank notes and structured notes with maturities of 12 months or less at issuance.

The table below summarizes the Company’s short-term unsecured borrowings:

	At September 30, 2011	At December 31, 2010
	(dollars in millions)
Commercial paper	$910	$945
Other short-term borrowings	1,971	2,311

Total	$2,881	$3,256

Deposits.    The Company’s bank subsidiaries’ funding sources include bank deposits, repurchase agreements, federal funds purchased, certificates of deposit, money market deposit accounts, commercial paper and Federal Home Loan Bank advances.

Deposits were as follows:

	At September 30, 2011(1)	At December 31, 2010(1)
	(dollars in millions)
Savings and demand deposits	$62,926	$59,856
Time deposits(2)	3,258	3,956

Total	$66,184	$63,812

(1)	Total deposits insured by the FDIC at September 30, 2011 and December 31, 2010 were $51 billion and $48 billion, respectively.
(2)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 3 to the condensed consolidated financial statements).

With the passage of the Dodd-Frank Act, the statutory standard maximum deposit insurance amount was permanently increased to $250,000 per depositor and is in effect for the Subsidiary Banks.

On November 9, 2010, the FDIC issued a Final Rule implementing Section 343 of the Dodd-Frank Act that provides for unlimited insurance coverage of non-interest bearing transaction accounts. Beginning December 31, 2010 through December 31, 2012, all non-interest bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions, including the Company’s FDIC-insured subsidiaries. This unlimited insurance coverage is available to all depositors and is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. Funds swept from a non-interest bearing demand deposit account (“DDA”) linked to a non-interest bearing Money Market Deposit Accounts (“MMDA”) are eligible for unlimited insurance coverage; however, MMDAs and Negotiable Order of Withdrawal (“NOW”) accounts are not eligible for this coverage, even if no interest is paid on the account. The FDIC does not charge a separate assessment (or premium) for accounts which receive unlimited FDIC coverage. Effective July 21, 2011, the statutory prohibition on the payment of interest on demand deposits was lifted with the repeal of Section 19(i) of the Federal Reserve Act and Regulation Q pursuant to Section 627 of the Dodd-Frank Act. Accordingly, on August 1, 2011, the sub-account structure for the Company’s Bank Deposit Program was changed to a DDA linked to a MMDA. The structure was previously a MMDA for entities and a NOW account linked to a MMDA for all other clients.

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

The Company may from time to time engage in various transactions in the credit markets (including, for example, debt retirements) that it believes are in the best interests of the Company and its investors. During the nine months ended September 30, 2011, approximately $32 billion in aggregate long-term borrowings were matured or retired.

Long-term borrowings at September 30, 2011 consisted of the following:

	Parent	Subsidiaries	Total
	(dollars in millions)
Due in 2011	$4,688	$1,108	$5,796
Due in 2012	34,010	367	34,377
Due in 2013	25,333	673	26,006
Due in 2014	20,745	945	21,690
Due in 2015	18,059	4,002	22,061
Thereafter	76,648	2,515	79,163

Total	$179,483	$9,610	$189,093

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

Specific to Standard & Poor’s (“S&P”), the agency has indicated that it remains on track toward finalizing and implementing its new bank ratings criteria during the fourth quarter of 2011. During the course of the fourth quarter, S&P will provide more details on its implementation plan for the criteria, including the expected timing for any subsequent rating actions. The net result on credit ratings is currently uncertain.

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business segment, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit rating downgrade. At September 30, 2011, the amount of additional collateral or termination payments that could be called by counterparties under the terms of such agreements in the event of a one-notch downgrade of the Company’s long-term credit rating was $1,287 million and $5,910 million in collateral or termination payments could be called in the event of a two-notch downgrade.

Also, the Company is required to pledge additional collateral to certain exchanges and clearing organizations in the event of a credit rating downgrade. At September 30, 2011, the increased collateral requirement at certain exchanges and clearing organizations was $323 million in the event of a one-notch downgrade of the Company’s long-term credit rating and $2,245 million of collateral is required in the event of a two-notch downgrade.

The liquidity impact of additional collateral requirements is accounted for in the Company’s CFP.

On October 13, 2011, as part of a broader industry review, Fitch Ratings placed the Company’s and Morgan Stanley Bank, N.A’s “A/F1” ratings on Rating Watch Negative. At October 31, 2011, the Company’s and Morgan Stanley Bank, N.A.’s senior unsecured ratings were as set forth below:

	Company			Morgan Stanley Bank, N.A.
	Short-Term Debt	Long-Term Debt	Rating Outlook	Short-Term Debt	Long-Term Debt	Rating Outlook
Dominion Bond Rating Service Limited	R-1 (middle)	A (high)	Negative	—	—	—
Fitch Ratings	F1	A	Watch Negative	F1	A	Watch Negative
Moody’s Investor Services, Inc.	P-1	A2	Negative	P-1	A1	Negative
Rating and Investment Information, Inc.	a-1	A+	Negative	—	—	—
Standard & Poor’s	A-1	A	Negative	A-1	A+	Negative

Off-Balance Sheet Arrangements with Unconsolidated Entities.

The Company enters into various arrangements with unconsolidated entities, including VIEs, primarily in connection with its Institutional Securities business segment. See “Off-Balance Sheet Arrangements with Unconsolidated Entities” included in Part II, Item 7, of the Form 10-K and Note 6 to the condensed consolidated financial statements for further information.

See Note 11 to the condensed consolidated financial statements for further information on guarantees.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at September 30, 2011 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total at September 30, 2011
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$1,565	$—	$11	$—	$1,576
Investment activities	1,175	381	84	227	1,867
Primary lending commitments—investment grade(1)	15,487	15,039	23,692	833	55,051
Primary lending commitments—non-investment grade	2,089	3,863	8,500	3,478	17,930
Secondary lending commitments(2)	50	247	28	97	422
Commitments for secured lending transactions	9	370	217	—	596
Forward starting reverse repurchase agreements and securities borrowing agreements(3)	59,036	—	—	—	59,036
Commercial and residential mortgage-related commitments	810	18	120	538	1,486
Other commitments	656	697	41	1	1,395

Total	$80,877	$20,615	$32,693	$5,174	$139,359

(1)	This amount includes commitments to asset-backed commercial paper conduits of $275 million at September 30, 2011, of which $138 million have maturities of less than one year and $137 million of which have maturities of one to three years.
(2)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 3 to the condensed consolidated financial statements).
(3)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date as of or prior to September 30, 2011 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and at September 30, 2011, $54.0 billion settled within three business days.

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

The Company calculates its capital ratios and RWAs in accordance with the capital adequacy standards for financial holding companies adopted by the Federal Reserve. These standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. In December 2007, the U.S. banking regulators published final regulations incorporating the Basel II Accord, which requires internationally active banking organizations, as well as certain of their U.S. bank subsidiaries, to implement Basel II standards over the next several years. The timeline set out in December 2007 for the implementation of Basel II in the U.S. may be impacted by the developments concerning Basel III described below. Starting July 2010, the Company has been reporting on a parallel basis under the current regulatory capital regime (Basel I) and Basel II. During the parallel run period, the Company continues to be subject to Basel I but simultaneously calculates its risks under Basel II. The Company reports the capital ratios under both of these standards to the regulators. There will be at least four quarters of parallel reporting before implementing Basel II standards. In addition, under provisions of the Dodd-Frank Act, the generally applicable capital standards, which are currently based on Basel I standards, but may themselves change over time, will serve as a permanent floor to minimum capital requirements calculated under the Basel II standard the Company is currently required to implement, as well as future capital standards.

Basel III contains new capital standards that raise the quality of capital and strengthen counterparty credit risk capital requirements and introduces a leverage ratio as a supplemental measure to the risk-based ratio. Basel III includes a new capital conservation buffer, which imposes a common equity requirement above the new minimum that can be depleted under stress, subject to restrictions on capital distributions, a new additional loss absorbency capital requirement for global systemically important banks (“GSIBs”), and a new countercyclical buffer which regulators can activate during periods of excessive credit growth in their jurisdiction. The Basel III proposals complement an earlier proposal for revisions to the Market Risk Framework that increases capital requirements for securitizations within the Company’s trading book. In 2011, the U.S. regulators issued proposed rules that are intended to implement certain aspects of the Market Risk Framework proposals. The U.S. regulators will require implementation of Basel III subject to an extended phase-in period.

Under the Basel Committee’s proposed framework, based on a preliminary analysis of the guidelines published to date and other factors, the Company estimates its Tier 1 common ratio under Basel III is greater than 7% as of September 30, 2011 and will be in a range between 8% and 10% by the end of 2012. These are preliminary estimates and may change based on guidelines for implementation to be issued by the Federal Reserve. In addition, these preliminary estimates are forward-looking and are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of risks and uncertainties that may affect the future results of the Company, please see “Risk Factors” in Part I, Item 1A of the 2010 Form 10-K, “Risk Factors” in Part II, Item 1A of the Second Quarter Form 10-Q and “Risk Factors” in Part II, Item 1A herein. Tier 1 common ratio is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy.

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

At September 30, 2011, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 15.2% and total capital to RWAs of 16.4% (6% and 10% being well-capitalized for regulatory purposes, respectively). In addition, financial holding companies are also subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the calendar quarter.

The following table reconciles the Company’s total shareholders’ equity to Tier 1 and Total capital as defined by the regulations issued by the Federal Reserve and presents the Company’s consolidated capital ratios at September 30, 2011 and December 31, 2010:

	At September 30, 2011	At December 31 2010
	(dollars in millions)
Allowable capital
Tier 1 capital:
Common shareholders’ equity	$60,320	$47,614
Qualifying preferred stock	1,508	9,597
Qualifying restricted core capital elements	9,780	12,924
Less: Goodwill	(6,709)	(6,739)
Less: Non-servicing intangible assets	(4,251)	(4,526)
Less: Net deferred tax assets	(4,257)	(3,984)
Less: After-tax debt valuation adjustment	(2,168)	(20)
Other deductions	(1,477)	(1,986)

Total Tier 1 capital	52,746	52,880

Tier 2 capital:
Other components of allowable capital:
Qualifying subordinated debt and restricted core capital elements	4,820	2,412
Other qualifying amounts	18	82
Other deductions	(663)	(897)

Total Tier 2 capital	4,175	1,597

Total allowable capital	$56,921	$54,477

Total risk weighted assets(1)	$346,790	$340,884

Capital ratios
Total capital ratio(1)	16.4%	16.0%

Tier 1 capital ratio(1)	15.2%	15.5%

Tier 1 leverage ratio	6.4%	6.6%

(1)	At December 31, 2010, the Company’s RWAs, Total capital ratio and Tier 1 capital ratio were revised to $340,884 million, 16.0% and 15.5%, respectively, from $329,560 million, 16.5% and 16.1%, respectively, based on revised guidance from the Federal Reserve about the Company’s capital treatment for OTC derivative collateral.

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

At September 30, 2011, the Company calculated its RWAs in accordance with the regulatory capital requirements of the Federal Reserve, which is consistent with guidelines described under Basel I. RWAs reflect both on and off-balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations. Prior to October 2011, the

Company applied a capital treatment for OTC derivatives collateral that reduced the Company’s overall RWAs based on regulatory reporting guidance received from the Federal Reserve. In October 2011, the Company was advised by the Federal Reserve that, based on its further review concerning the application of pre-existing regulatory policy, the Company should adjust its capital treatment for OTC derivatives collateral. In all circumstances, the Company’s calculations have been consistent with Federal Reserve guidance. Neither the original capital treatment nor the revision carry through to Basel III, and as such, the Company’s previously provided estimates of its Tier 1 common ratio under Basel III, currently and by the end of 2012, are not impacted.

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

Market Risk.

Market risk refers to the exposure of the Company to adverse changes in the values of its portfolios and financial instruments due to changes in market prices or rates. Generally, the Company is exposed to market risk as a result of trading, investing and client facilitation activities, mainly within the Institutional Securities business segment where the substantial majority of the Company’s VaR for market risk exposures is generated. In addition, the Company incurs trading related market risk within the Global Wealth Management Group business segment. The Asset Management business segment incurs mainly non-trading market risk primarily from capital investments in real estate funds and investments in private equity vehicles. Regarding sales and trading and related activities, the Company is exposed to concentration risk in certain of its OTC derivatives portfolios related to the additional cost of closing out particularly large risk positions. For a further discussion of the Company’s Market Risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

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

The Company also performs routine stress testing to more comprehensively monitor the risks in the portfolio. The Company utilizes Stress VaR (“S-VaR”), which is a proprietary methodology that seeks to measure both the Company’s market and credit risks, while adjusting for the different liquidity characteristics of the underlying risks (in contrast to traditional VaR measures which are typically calculated using the same liquidity horizon for all risks). S-VaR is an important risk metric used in establishing the Company’s risk tolerance and its capital allocation framework. Further information on S-VaR can be found in “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

Since the reported VaR statistics are estimates based on historical data, VaR should not be viewed as predictive of the Company’s future revenues or financial performance or of its ability to monitor and manage risk. There can be no assurance that the Company’s actual losses on a particular day will not exceed the VaR amounts indicated below or that such losses will not occur more than five times in 100 trading days for a 95%/one-day VaR. VaR does not predict the magnitude of losses which, should they occur, may be significantly greater than the VaR amount.

To further enhance the transparency of the Company’s traded market risk, the Credit Portfolio VaR has been disclosed as a separate category from the Primary Risk Categories. The Credit Portfolio VaR includes the mark-to-market relationship lending exposures and associated hedges as well as counterparty credit valuation adjustments and related hedges. A key driver of the Credit Portfolio VaR is the Company’s exposure to Monolines, principally MBIA. For further information on the Company’s exposure to Monolines, see “Executive Summary—Significant Items—Monoline Insurers” in Part I, Item 2 herein.

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

Trading Risks.

The table below presents the Company’s 95%/one-day Trading VaR:

Table 1: 95% VaR	95%/One-Day VaR for the Quarter Ended September 30, 2011				95%/One-Day VaR for the Quarter Ended June 30, 2011
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$62	$77	$116	$53	$93	$117	$137	$85
Equity price	28	35	44	28	30	31	36	26
Foreign exchange rate	15	19	26	12	23	20	26	12
Commodity price	32	32	36	29	31	29	34	25
Less: Diversification benefit(1)(2)	(66)	(70)	N/A	N/A	(67)	(62)	N/A	N/A

Primary Risk Categories	$71	$93	$130	$68	$110	$135	$170	$102

Credit Portfolio	114	104	124	92	97	97	107	88
Less: Diversification benefit(1)(2)	(42)	(67)	N/A	N/A	(78)	(87)	N/A	N/A

Total Trading VaR	$143	$130	$147	$117	$129	$145	$168	$128

(1)	Diversification benefit equals the difference between the total VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.
(2)	N/A—Not Applicable. The minimum and maximum VaR values for the total VaR and each of the component VaRs might have occurred on different days during the quarter and therefore the diversification benefit is not an applicable measure.

The Company’s average VaR for the Primary Risk Categories for the quarter ended September 30, 2011 was $93 million compared with $135 million for the quarter ended June 30, 2011. Reduced risk taking with interest rate and credit spread products was the primary driver of the decrease. The average Credit Portfolio VaR for the quarter ended September 30, 2011 was $104 million compared with $97 million for the quarter ended June 30, 2011. The increase over the quarter was from increased lending and counterparty exposures, in part due to widening credit spreads over a more volatile quarter.

VaR Statistics under Varying Assumptions.

VaR statistics are not readily comparable across firms because of differences in the breadth of products included in each firm’s VaR model, in the statistical assumptions made when simulating changes in market risk factors, and in the methods used to approximate portfolio revaluations under the simulated market conditions. These differences can result in materially different VaR estimates for similar portfolios. The impact varies depending on the factor history assumptions, the frequency with which the factor history is updated, and the confidence level. As a result, VaR statistics are more reliable and relevant when used as indicators of trends in risk taking rather than as a basis for inferring differences in risk taking across firms.

Table 2 presents the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (95% versus 99%) for the VaR statistic or a shorter historical time series (four-year versus one-year) for market data upon which it bases its simulations. The four-year VaR measure continues to reflect the high market volatilities experienced in the fourth quarter of 2007 through 2008, while the one-year VaR is no longer affected by these phenomena.

Table 2: 95% and 99% Average Trading VaR with Four-Year / One-Year Historical Time Series	95% Average One-Day VaR for for the Quarter Ended September 30, 2011		99% Average One-Day VaR for for the Quarter Ended September 30, 2011
Market Risk Category	Four-Year Risk Factor History	One-Year Risk Factor History	Four-Year Risk Factor History	One-Year Risk Factor History
	(dollars in millions)
Interest rate and credit spread	$77	$52	$150	$102
Equity price	35	28	52	42
Foreign exchange rate	19	16	31	26
Commodity price	32	24	59	44
Less: Diversification benefit(1)	(70)	(51)	(133)	(98)

Primary Risk Categories	$93	$69	$159	$116

Credit Portfolio	104	64	208	135
Less: Diversification benefit(1)	(67)	(43)	(113)	(79)

Total Trading VaR	$130	$90	$254	$172

(1)	Diversification benefit equals the difference between the total VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.

Distribution of VaR Statistics and Net Revenues for the quarter ended September 30, 2011.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenue is to compare the VaR with actual trading revenue. Assuming no intra-day trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the year is 13, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the adequacy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results for both the Company as well as individual business units. For days where losses exceed the 95% or 99% VaR statistic, the Company examines the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results.

In line with the enhanced transparency of the Company’s traded market risk displayed in Tables 1 and 2, the distribution of VaR Statistics and Net Revenues will be presented for both the Primary Risk Categories and the Total Trading populations.

Primary Risk Categories.

As shown in Table 1, the Company’s average 95%/one-day Primary Risk Categories VaR, for the quarter ended September 30, 2011 was $93 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Primary Risk Categories VaR for the quarter ended September 30, 2011. The most frequently occurring value was between $70 million and $80 million, while for approximately 59% of trading days during the quarter, the Primary Risk Categories VaR was less than $100 million.

The histogram below shows the distribution of daily net trading revenue for the Company’s businesses that comprise the Primary Risk Categories for the quarter ended September 30, 2011. This excludes non-trading revenues of these businesses and revenue associated with the Company’s own credit risk. During the quarter ended September 30, 2011, the Company’s businesses that comprise the Primary Risk Categories experienced net trading losses on 19 days, 1 day of which was in excess of the 95%/one-day Primary Risk Categories VaR.

Total Trading—including the Primary Risk Categories and the Credit Portfolio.

As shown in Table 1, the Company’s average 95%/one-day Total Trading VaR, which includes the Primary Risk Categories and the Credit Portfolio, for the quarter ended September 30, 2011 was $130 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Total Trading VaR for the quarter ended September 30, 2011. The most frequently occurring value was between $120 million and $125 million, while for approximately 74% of trading days during the quarter the Total Trading VaR ranged between $120 million and $135 million.

The histogram below shows the distribution of daily net trading revenue for the Company’s Trading businesses for the quarter ended September 30, 2011. This excludes non-trading revenues of these businesses and revenue associated with the Company’s own credit risk. During the quarter ended September 30, 2011, the Company experienced net trading losses on 31 days, 3 days of which were in excess of the 95%/one-day Trading VaR.

Non-Trading Risks.

The Company believes that sensitivity analysis is an appropriate representation of the Company’s non-trading risks. Reflected below is this analysis, which covers substantially all of the non-trading risk in the Company’s portfolio.

Counterparty Exposure Related to the Company’s Own Spread.

The credit spread risk relating to the Company’s own mark-to-market derivative counterparty exposure is managed separately from VaR. The credit spread risk sensitivity of this exposure corresponds to an increase in value of approximately $5 million and $8 million for each 1 basis point widening in the Company’s credit spread level for September 30, 2011 and June 30, 2011, respectively.

Funding Liabilities.

The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $13 million and $12 million for each 1 basis point widening in the Company’s credit spread level at September 30, 2011 and June 30, 2011, respectively.

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

	September 30, 2011		June 30, 2011
	+100 Basis Points	+200 Basis Points	+100 Basis Points	+200 Basis Points
	(dollars in millions)
Impact on income from continuing operations before income taxes	$652	$1,270	$619	$1,215
Impact on income from continuing operations before income taxes excluding Citi’s shares of MSSB(1)	472	914	424	832

(1)	Reflects the exclusion of the portion of income from continuing operations before taxes associated with MSSB’s noncontrolling interest in the joint venture.

Principal Investments.

The Company makes investments in both public and private companies. These investments are predominantly equity positions with long investment horizons, the majority of which are for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net revenues associated with a 10% decline in asset values.

	10% Sensitivity
Investments	September 30, 2011	June 30, 2011
	(dollars in millions)
Investments related to Asset Management activities:
Hedge fund investments	$138	$158
Private equity and infrastructure funds	111	122
Real estate funds	117	116

Other investments:
Mitsubishi UFJ Financial Group joint venture	133	127
Other Company investments	291	300

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

At September 30, 2011, the aggregate amount of investment grade loans was $6.0 billion and the aggregate amount of non-investment grade loans was $7.7 billion. In connection with these corporate lending activities (which include corporate funded loans and lending commitments), the Company had hedges (which include “single name,” “sector” and “index” hedges) with a notional amount of $41.4 billion related to the total corporate lending exposure of $86.7 billion at September 30, 2011.

The table below also presents the Company’s credit exposure from its corporate lending positions and lending commitments at September 30, 2011. The “total corporate lending exposure” column includes both lending commitments and funded loans. Lending commitments represent legally binding obligations to provide funding to clients at September 30, 2011 for both “relationship-driven” and “event-driven” lending transactions. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements.

Corporate Lending Commitments and Funded Loans at September 30, 2011

	Years to Maturity				Total Corporate Lending Exposure(2)	Corporate Lending Exposure at Carrying Value(3)	Corporate Lending Commitments(4)
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$781	$385	$90	$—	$1,256	$—	$1,256
AA	3,880	3,115	3,403	66	10,464	867	9,597
A	7,760	5,843	6,229	356	20,188	2,556	17,632
BBB	5,100	9,141	14,398	458	29,097	2,531	26,566

Investment grade	17,521	18,484	24,120	880	61,005	5,954	55,051
Non-investment grade	3,493	5,215	12,256	4,711	25,675	7,745	17,930

Total	$21,014	$23,699	$36,376	$5,591	$86,680	$13,699	$72,981

(1)	Obligor credit ratings are determined by the Credit Risk Management Department.
(2)	Total corporate lending exposure represents the Company’s potential loss assuming the fair value of funded loans and lending commitments was zero.
(3)	The Company’s corporate lending exposure carried at fair value includes $14.6 billion of funded loans and $1.6 billion of lending commitments recorded in Financial Instruments owned and Financial instruments sold, not yet purchased, respectively, in the condensed consolidated statements of financial condition at September 30, 2011. The Company’s corporate lending exposure carried at amortized cost includes $0.7 billion of funded loans recorded in Loans in the condensed consolidated statements of financial condition. See Notes 7 and 11 to the condensed consolidated financial statements for information on corporate loans and corporate lending commitments, respectively.
(4)	Amounts represent the notional amount of unfunded lending commitments less the amount of commitments reflected in the Company’s condensed consolidated statements of financial condition. For syndications led by the Company, lending commitments accepted by the borrower but not yet closed are net of the amounts agreed to by counterparties that will participate in the syndication. For syndications that the Company participates in and does not lead, lending commitments accepted by the borrower but not yet closed include only the amount that the Company expects it will be allocated from the lead syndicate bank.

“Event-Driven” Loans and Lending Commitments at September 30, 2011.

Included in the total corporate lending exposure amounts in the table above at September 30, 2011 is “event-driven” exposure of $12.3 billion composed of funded loans of $2.6 billion and lending commitments of $9.7 billion. Included in the “event-driven” exposure at September 30, 2011 were $7.0 billion of loans and lending commitments to non-investment grade borrowers. The maturity profile of the “event-driven” loans and lending commitments at September 30, 2011 was as follows: 55% will mature in less than 1 year, 4% will mature within 1 to 3 years, 10% will mature within 3 to 5 years, and 31% will mature in over 5 years.

At September 30, 2011, $218 million of the Company’s “event-driven” loans were on non-accrual basis. These loans primarily are those the Company originated prior to the financial crisis in 2008 and was unable to sell or syndicate. For loans carried at fair value that are on non-accrual status, interest income is recognized on a cash basis.

Activity associated with the corporate “event-driven” lending exposure during the nine months ended September 30, 2011 was as follows (dollars in millions):

“Event-driven” lending exposures at December 31, 2010	$5,409
Closed commitments	11,734
Net reductions, primarily through syndication or sales	(4,466)
Mark-to-market adjustments	(400)

“Event-driven” lending exposures at September 30, 2011	$12,277

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

The following table summarizes the key characteristics of the Company’s credit derivative portfolio by counterparty at September 30, 2011. The fair values shown are before the application of any counterparty or cash collateral netting.

	At September 30, 2011
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$144,005	$136,945	$7,060	$2,364,555	$2,339,107
Insurance and other financial institutions	22,126	20,628	1,498	448,469	451,692
Monolines(2)	3,078	—	3,078	25,208	—
Non-financial entities	653	433	220	10,911	7,756

Total	$169,862	$158,006	$11,856	$2,849,143	$2,798,555

(1)	The Company’s credit default swaps are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 11% of receivable fair values and 6% of payable fair values represent Level 3 amounts.
(2)	Credit derivatives used to hedge the Company’s credit exposure to Monolines (including derivative counterparty exposure) are included in the table based on the counterparties writing such hedges. None of these hedges are written by other Monolines.

See Note 10 to the condensed consolidated financial statements for further information on credit derivatives.

Country Risk Exposure—Country risk exposure is the risk that events within a country, such as currency crises, regulatory changes and other political events, will adversely affect the ability of obligors within the country to honor their obligations to the Company. Country risk exposure is measured in accordance with the Company’s internal risk management standards and includes obligations from sovereign governments, corporations, clearinghouses and financial institutions. Other than select European countries shown below, the following table shows the Company’s significant non-U.S. country risk exposure at September 30, 2011.

Country	Net Inventory(1)	Net Counterparty Exposure(2)	Funded Lending	Subtotal	Hedges(3)	Net Funded Exposure(4)
	(dollars in millions)
United Kingdom	$1,673	$12,229	$1,093	$14,995	$(3,427)	$11,568
Brazil	5,707	1,084	198	6,989	(91)	6,898
Germany	3,028	4,708	687	8,423	(4,470)	3,953
China	1,395	1,044	379	2,818	(85)	2,733
Canada	973	1,702	444	3,119	(929)	2,190

(1)	Net inventory representing the fair value of both long and short single name positions (i.e., bonds, credit default swaps (“CDS”) and equities).
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) taking into consideration legally enforceable master netting agreements and collateral.
(3)	Fair value of hedges on net counterparty exposure and funded lending.
(4)	In addition, at September 30, 2011, the Company had exposure to these countries for overnight deposits with banks of approximately $8.4 billion and unfunded loans to corporations of $9.2 billion.

Country Risk Exposure—Select European Countries.    In connection with certain of its Institutional Securities business segment activities, the Company has country risk exposure to select European countries, which includes exposures to European peripheral countries (Greece, Ireland, Italy, Portugal, Spain) and France. Country risk exposure, measured in accordance with the Company’s internal risk management standards, includes obligations from sovereign governments, corporations, clearinghouses and financial institutions.

At September 30, 2011, country risk exposure to European peripheral countries and France was as follows:

Country	Net Inventory(1)	Net Counterparty Exposure(2)	Funded Lending	CDS Adjustment(3)	Subtotal	Hedges(4)	Net Funded Exposure
	(dollars in millions)
Greece	$153	$32	$138	$29	$352	$(65)	$287
Ireland	(67)	38	—	4	(25)	(23)	(48)
Italy	290	3,660	128	499	4,577	(2,784)	1,793
Spain	(479)	439	367	660	987	(488)	499
Portugal	(583)	157	127	94	(205)	(217)	(422)

Total Peripherals(5)	$(686)	$4,326	$760	$1,286	$5,686	$(3,577)	$2,109

France(6)	$(2,331)	$2,898	$377	$585	$1,529	$(1,815)	$(286)

(1)	Net inventory representing the fair value of both long and short single name positions (i.e., bonds, CDS, equities).
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) taking into consideration legally enforceable master netting agreements and collateral.
(3)	CDS adjustment represents the fair value of credit protection purchased from European peripheral banks on European peripheral sovereign and financial institution risk, or French banks on French sovereign and financial institution risk.
(4)	Fair value of hedges on net counterparty exposure and funded lending.
(5)	In addition, at September 30, 2011, the Company had European peripheral country exposure for overnight deposits with banks of approximately $386 million and unfunded loans to corporations in the European peripheral countries of $904 million.
(6)	In addition, at September 30, 2011, the Company had French exposure for overnight deposits with banks of approximately $19 million and unfunded loans to corporations in France of $1,774 million.

Industry Exposure—Corporate Lending and OTC Derivative products.    The Company also monitors its credit exposure to individual industries for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivative contracts.

The following tables show the Company’s credit exposure from its primary corporate loans and lending commitments and OTC derivative products by industry at September 30, 2011:

Industry	Corporate Lending Exposure
(dollars in millions)
Energy	$9,630
Utilities	8,875
Funds, exchanges and other financial services(1)	7,425
Technology	6,843
Food, beverage and tobacco	4,782
Telecommunications services	4,762
Chemicals, metals, mining and other materials	4,743
Media-related entities	4,621
Healthcare	4,462
Other	30,537

Total	$86,680

Industry	OTC Derivative Products(2)
(dollars in millions)
Funds, exchanges and other financial services(1)	$7,127
Banks	6,546
Sovereign governments	5,661
Insurance	4,538
Regional governments	4,135
Utilities	3,526
Other	17,552

Total	$49,085

(1)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.
(2)	For further information on derivative instruments and hedging activities, see Note 10 to the condensed consolidated financial statements.

Item 4.	Controls and Procedures.

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

	Three Months Ended September 30, 2011
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(1):
U.S.	$125,093	$681	2.2%
Non-U.S.	110,778	219	0.8
Securities available for sale:
U.S.	25,577	73	1.2
Loans:
U.S.	12,815	96	3.0
Non-U.S.	439	14	12.9
Interest bearing deposits with banks:
U.S.	41,997	10	0.1
Non-U.S.	13,699	37	1.1
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	206,250	(38)	(0.1)
Non-U.S.	107,692	150	0.6
Other:
U.S.	46,325	290	2.5
Non-U.S.	14,051	217	6.3

Total	$704,716	$1,749	1.0%

Non-interest earning assets	144,344

Total assets	$849,060

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$66,097	$59	0.4%
Non-U.S.	79	—	—
Commercial paper and other short-term borrowings:
U.S.	1,055	1	0.4
Non-U.S.	2,066	8	1.6
Long-term debt:
U.S.	187,103	1,248	2.7
Non-U.S.	7,064	6	0.3
Financial instruments sold, not yet purchased(1):
U.S.	31,904	—	—
Non-U.S.	56,537	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	100,854	165	0.7
Non-U.S.	69,541	220	1.3
Other:
U.S.	99,813	(323)	(1.3)
Non-U.S.	41,569	225	2.2

Total	$663,682	$1,609	1.0

Non-interest bearing liabilities and equity	185,378

Total liabilities and equity	$849,060

Net interest income and net interest rate spread		$140	—%

(1)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income.

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended September 30, 2010
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(1):
U.S.	$144,924	$884	2.5%
Non-U.S.	101,614	210	0.8
Securities available for sale:
U.S.	21,750	63	1.2
Loans:
U.S.	8,025	80	4.0
Non-U.S.	230	11	19.4
Interest bearing deposits with banks:
U.S.	29,656	18	0.2
Non-U.S.	19,540	20	0.4
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	191,048	1,531	3.2
Non-U.S.	116,456	(1,341)	(4.7)
Other:
U.S.	34,311	57	0.7
Non-U.S.	15,581	318	8.3

Total	$683,135	$1,851	1.1%

Non-interest earning assets	147,074

Total assets	$830,209

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$61,581	$30	0.2%
Non-U.S.	56	—	—
Commercial paper and other short-term borrowings:
U.S.	1,696	3	0.7
Non-U.S.	2,057	3	0.6
Long-term debt:
U.S.	182,551	1,276	2.8
Non-U.S.	5,543	1	0.1
Financial instruments sold, not yet purchased(1):
U.S.	27,422	—	—
Non-U.S.	52,206	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	116,005	1,574	5.5
Non-U.S.	91,483	(1,176)	(5.2)
Other:
U.S.	87,200	(42)	(0.2)
Non-U.S.	32,963	79	1.0

Total	$660,763	$1,748	1.1

Non-interest bearing liabilities and equity	169,446

Total liabilities and equity	$830,209

Net interest income and net interest rate spread		$103	—%

(1)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income.

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Average Balances and Interest Rates and Net Interest Income

	Nine Months Ended September 30, 2011
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(1):
U.S.	$124,850	$2,003	2.1%
Non-U.S.	120,062	741	0.8
Securities available for sale:
U.S.	26,533	264	1.3
Loans:
U.S.	11,714	230	2.6
Non-U.S.	418	25	8.0
Interest bearing deposits with banks:
U.S.	44,744	34	0.1
Non-U.S.	14,445	91	0.8
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	204,036	(40)	—
Non-U.S.	106,454	759	1.0
Other:
U.S.	44,231	995	3.0
Non-U.S.	16,369	458	3.7

Total	$713,856	$5,560	1.1%

Non-interest earning assets	139,353

Total assets	$853,209

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$64,490	$185	0.4%
Non-U.S.	18	—	—
Commercial paper and other short-term borrowings:
U.S.	903	6	0.9
Non-U.S.	2,336	22	1.3
Long-term debt:
U.S.	186,898	3,837	2.7
Non-U.S.	7,017	22	0.4
Financial instruments sold, not yet purchased(1):
U.S.	30,862	—	—
Non-U.S.	63,599	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	111,199	541	0.7
Non-U.S.	76,860	997	1.7
Other:
U.S.	91,934	(689)	(1.0)
Non-U.S.	38,037	570	2.0

Total	$674,153	$5,491	1.1

Non-interest bearing liabilities and equity	179,056

Total liabilities and equity	$853,209

Net interest income and net interest rate spread		$69	—%

(1)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income.

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Average Balances and Interest Rates and Net Interest Income

	Nine Months Ended September 30, 2010
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(1):
U.S.	$147,748	$2,693	2.4%
Non-U.S.	102,822	594	0.8
Securities available for sale:
U.S.	15,142	126	1.1
Loans:
U.S.	7,373	210	3.8
Non-U.S.	215	21	13.1
Interest bearing deposits with banks:
U.S.	34,643	57	0.2
Non-U.S.	20,946	63	0.4
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	192,877	173	0.1
Non-U.S.	118,597	341	0.4
Other:
U.S.	30,706	798	3.5
Non-U.S.	18,316	258	1.9

Total	$689,385	$5,334	1.0%

Non-interest earning assets	143,181

Total assets	$832,566

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$63,112	$189	0.4%
Non-U.S.	80	—	—
Commercial paper and other short-term borrowings:
U.S.	1,458	4	0.4
Non-U.S.	1,569	8	0.7
Long-term debt:
U.S.	185,235	3,489	2.5
Non-U.S.	4,835	4	0.1
Financial instruments sold, not yet purchased(1):
U.S.	20,377	—	—
Non-U.S.	61,658	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	121,776	520	0.6
Non-U.S.	93,970	581	0.8
Other:
U.S.	86,818	(279)	(0.4)
Non-U.S.	33,929	206	0.8

Total	$674,817	$4,722	0.9

Non-interest bearing liabilities and equity	157,749

Total liabilities and equity	$832,566

Net interest income and net interest rate spread		$612	0.1%

(1)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income.

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Rate/Volume Analysis

The following tables set forth an analysis of the effect on net interest income of volume and rate changes:

Three Months Ended September 30, 2011 versus Three Months Ended September 30,
2010

Increase (decrease) due to change in:

Net change

        Volume

        Rate

(in millions)

Interest earning assets

Financial instruments owned:

U.S.

$
(121
)

$
(82
)

$
(203
)

Non-U.S.

19

(10
)

9

Securities available for sale:

U.S.

11

(1
)

10

Loans:

U.S.

48

(32
)

16

Non-U.S.

10

(7
)

3

Interest bearing deposits with banks:

U.S.

7

(15
)

(8
)

Non-U.S.

(6
)

23

17

Federal funds sold and securities purchased under agreements to resell and Securities borrowed:

U.S.

122

(1,691
)

(1,569
)

Non-U.S.

101

1,390

1,491

Other:

U.S.

20

213

233

Non-U.S.

(31
)

(70
)

(101
)

Change in interest income

$
180

$
(282
)

$
(102
)

Interest bearing liabilities

Deposits:

U.S.

$
2

$
27

$
29

Non-U.S.

—

—

—

Commercial paper and other short-term borrowings:

U.S.

(1
)

(1
)

(2
)

Non-U.S.

—

5

5

Long-term debt:

U.S.

32

(60
)

(28
)

Non-U.S.

—

5

5

Securities sold under agreements to repurchase and Securities loaned:

U.S.

(206
)

(1,203
)

(1,409
)

Non-U.S.

282

1,114

1,396

Other:

U.S.

(6
)

(275
)

(281
)

Non-U.S.

21

125

Change in interest expense

$
124

$
(263
)

$
(139
)

Change in net interest income

$
56

$
(19
)

$
37

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Nine Months Ended September 30, 2011 versus Nine Months
Ended September 30, 2010

Increase (decrease) due to change in:

Volume

Rate

Net change

(in millions)

Interest earning assets

Financial instruments owned:

U.S.

$
(417
)

$
(273
)

$
(690
)

Non-U.S.

100

47

Securities available for sale:

U.S.

95

43

138

Loans:

U.S.

124

(104
)

20

Non-U.S.

20

(16
)

4

Interest bearing deposits with banks:

U.S.

17

(40
)

(23
)

Non-U.S.

(20
)

48

28

Federal funds sold and securities purchased under agreements to resell and Securities borrowed:

U.S.

10

(223
)

(213
)

Non-U.S.

(35
)

453

418

Other:

U.S.

350

(153
)

197

Non-U.S.

(27
)

227

200

Change in interest income

$
217

$
9

$
226

Interest bearing liabilities

Deposits:

U.S.

$
4

$
(8
)

$
(4
)

Non-U.S.

—

—

—

Commercial paper and other short-term borrowings:

U.S.

(2
)

4

2

Non-U.S.

4

10

14

Long-term debt:

U.S.

31

317

348

Non-U.S.

2

16

18

Securities sold under agreements to repurchase and Securities loaned:

U.S.

(45
)

66

21

Non-U.S.

(106
)

522

416

Other:

U.S.

(16
)

(394
)

(410
)

Non-U.S.

25

339

364

Change in interest expense

$
(103
)

$
872

$
769

Change in net interest income

$
320

$
(863
)

$
(543
)

Part II—Other Information.

Item 1.
Legal Proceedings.

In addition to the
matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”), the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 (the
“First Quarter Form 10-Q”) and June 30, 2011 (the “Second Quarter Form 10-Q”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K, the First Quarter Form 10-Q and the Second Quarter Form 10-Q or concern new actions that have been filed since the Second Quarter Form 10-Q:

Residential Mortgage and
Credit Crisis Related Matters

On a case-by-case basis the Company has entered into agreements to toll the statute of limitations applicable to potential civil claims related to RMBS, collateralized debt obligations and other mortgage-related products and services when the Company has concluded that it is in its interest to do so.

On October 18, 2011, the Company received a letter from Gibbs & Bruns LLP (the “Law
Firm”), which is purportedly representing a group of investment advisers and holders of residential mortgage backed securities (“RMBS”) issued by RMBS trusts that were sponsored or underwritten by the Company. The letter asserts that the Law Firm’s clients collectively hold 25% or more of the voting rights in 17 RMBS trusts sponsored or underwritten by the Company and that these trusts have an aggregate outstanding balance exceeding $6 billion. The letter alleges generally that large numbers of mortgages in these trusts were sold or deposited into the trusts based on false and/or fraudulent representations and warranties by the mortgage originators, sellers and/or depositors. The letter also alleges generally that there is evidence suggesting that the Company has failed to prudently service mortgage loans in these trusts.

Class Actions.

On July 20, 2011, plaintiffs filed an amended complaint in Coulter v. Morgan Stanley & Co. Incorporated et al. On
October 28, 2011, defendants filed a motion to dismiss the amended complaint.

On August 8, 2011, defendants filed a motion to dismiss
the second amended complaint in Joel Stratte-McClure, et al. v. Morgan Stanley, et al.

On September 15, 2011, the court presiding
over In re Morgan Stanley Mortgage Pass-Through Certificate Litigation granted in part and denied in part defendants’ motion to dismiss the second amended complaint and granted plaintiffs leave to file an amended complaint. On
September 30, 2011, plaintiffs filed a third amended complaint. The third amended complaint purports to assert claims on behalf of a class of investors who purchased residential mortgage pass through certificates with an original unpaid balance of approximately $2.8 billion issued by five RMBS trusts in 2006. On October 17, 2011, defendants moved to dismiss the third amended complaint.

On September 23, 2011, a group of underwriter defendants, including the Company, reached an agreement in principle with the class plaintiffs in In re: Lehman Brothers Equity/Debt Securities
Litigation to settle this litigation. The settlement agreement has not yet been completed and will be subject to court approval.

On
September 30, 2011, the court presiding over Employees’ Retirement System of the Government of the Virgin Islands v. Morgan Stanley & Co. Incorporated, et al. granted defendants’ motion to dismiss the complaint.

On November 2, 2011, proposed intervenors in In re IndyMac Mortgage-Backed Securities Litigation filed their initial appellate brief in support of their appeal to the United States Court of Appeals for the Second Circuit (the “Second Circuit”) from the order issued on June 21, 2011 by the United States District Court for the Southern District of New York
(“SDNY”) denying their motion to intervene.

Other Litigation.

On July 15, 2011, plaintiff filed an amended complaint in Federal Home Loan Bank of Chicago v. Bank of America Securities LLC, et
al.

On July 22, 2011, defendants filed demurrers to the complaint in The Charles Schwab Corp. v. BNP Paribas Securities Corp., et
al.

On July 29, 2011 and September 8, 2011, the court in Federal Home Loan Bank of San Francisco v. Credit Suisse
Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims.

On August 15, 2011, the court in Federal Home Loan
Bank of Seattle v. Morgan Stanley & Co. Inc., et al. denied the Company’s individual motion to dismiss the amended complaint.

On August 18, 2011, the Supreme Court of the State of Delaware reversed the Court of Chancery of the
State of Delaware’s August 19, 2010 decision to dismiss the complaint in a matter styled Central Mortgage Company v. Morgan Stanley Mortgage Capital Holdings LLC. The complaint was filed in the Court of Chancery of the State of
Delaware on December 14, 2009 and alleges that Morgan Stanley Mortgage Capital Holdings LLC improperly refused to repurchase certain mortgage loans that Central Mortgage Company, as servicer, was required to repurchase from the Federal Home
Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”). The complaint asserts claims for breach of contract, quasi-contract, equitable and tort claims and seeks compensatory damages and equitable remedies, including rescission, injunctive relief, damages, restitution and disgorgement.

On August 22, 2011, the federal
district court granted plaintiff’s motion to remand Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. to state court. On September 14, 2011, the second action, also captioned Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., was remanded to state court by stipulation of the parties.

On August 22, 2011, defendants in Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. removed the action to the United States District Court for the Southern District of Ohio and on August 24, 2011 filed a motion to transfer the case to the SDNY. On August 26, 2011, plaintiffs filed a motion to remand the case to Ohio state court.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of the State of New York, styled Federal Housing Finance Agency, as Conservator v. Morgan
Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the SDNY and on October 26, 2011, the FHFA moved to remand the action back to the Supreme Court of the state of New York.

On
September 2, 2011, the FHFA, as conservator for Freddie Mac, also filed a complaint against the Company and other defendants in the Supreme Court of the State of New York, styled Federal Housing Finance Agency, as Conservator
v. General Electric Company et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Freddie Mac of residential mortgage pass through certificates with an original unpaid balance of approximately $549 million. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On October 6, 2011, defendants removed the action to the SDNY.

On September 9, 2011, plaintiffs filed an amended complaint in Allstate Insurance Company
v. Morgan Stanley, et al. On October 14, 2011, defendants filed a motion to dismiss the amended complaint.

On October 11,
2011, the Company filed its initial brief in support of its appeal to the Second Circuit in Citibank, N.A. v. Morgan Stanley & Co. International, PLC from the judgment entered by the SDNY on June 27, 2011 in favor of Citibank,
N.A.

Shareholder Derivative Matter.

On October 3, 2011, plaintiffs filed their initial brief in support of their appeal to the Appellate Division of the Supreme Court of the State of New York, First Department, from the trial court’s December 9, 2010 order dismissing a shareholder derivative lawsuit asserting claims for waste, breach of the duty of loyalty and unjust enrichment related to the Company’s executive compensation for the fiscal years ended
November 30, 2006 and

2007 and the calendar year ended December 31, 2009. The complaint, which is styled Security and Fire Professionals of America Retirement Fund, et al. v. John J. Mack, et al., was
filed in the Supreme Court of the State of New York, County of New York, on February 11, 2010 and names as defendants the Company’s Board of Directors and certain present and former officers and directors. Morgan Stanley, on whose behalf the lawsuit is purportedly being brought, is named as a nominal defendant. The complaint alleges, among other things, that the total amount of the executive compensation paid for these years was disproportionately large in relation to the
Company’s performance. The complaint seeks, among other relief, unspecified compensatory damages, restitution and disgorgement of compensation, benefits and profits, and institution of certain corporate governance reforms.

Item 1A.
Risk Factors.

The following supplements
the discussion of risk factors affecting the Company as set forth under “Risk Factors” in Part I, Item 1A of the Form 10-K and “Risk Factors” in Part II, Item 1A of the Second Quarter Form 10-Q.

The financial services industry is subject to extensive regulation, which is undergoing major changes that will impact our business.

Like other major financial services firms, we are subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by regulators and exchanges in each of the major markets where we operate, and face the risk of investigations and proceedings by governmental and self-regulatory agencies in all countries in which we conduct our business.
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

In response to the financial crisis, legislators and regulators, both in the U.S. and worldwide, have adopted, or are currently considering enacting, financial market reforms that have resulted and could result in major changes to the way our global operations are regulated. In particular, as a result of the Dodd-Frank Act, we are subject to significantly revised and expanded regulation and supervision, to more intensive scrutiny of our businesses and any plans for expansion of those businesses, to new activities limitations, to a systemic risk regime which will impose especially high capital and liquidity requirements, and to comprehensive new derivatives regulation. Certain portions of the
Dodd-Frank Act were effective immediately, while other portions will be effective only following rulemaking and extended transition periods, but many of these changes could in the future materially impact the profitability of our businesses, the value of assets we hold, expose us to additional costs, require changes to business practices or force us to discontinue businesses, could adversely affect our ability to pay dividends, or could require us to raise capital, including in ways that may adversely impact our shareholders or creditors. While there continues to be uncertainty about the exact impact of these changes, we do know that the Company will be subject to a more complex regulatory framework, and will incur costs to comply with new requirements as well as to monitor for compliance in the future.

For example, the Volcker Rule provision of the Dodd-Frank Act will have an impact on us, including potentially limiting various aspects of our business. With respect to the “proprietary trading” prohibition of the Volcker Rule, we have previously announced plans to dispose of our in-house proprietary quantitative trading unit, Process-Driven Trading (“PDT”), in 2012. For the year ended December 31, 2010, PDT did not have a material impact on our financial condition, results of operations and liquidity. We have also previously exited other standalone proprietary trading businesses (defined as those businesses that were dedicated solely to investing our capital), and we are continuing to liquidate legacy positions related to those businesses. In October 2011, four of the five agencies with authority for rulemaking issued proposed rules to implement the Volcker
Rule. The rules set forth a complex and burdensome compliance, reporting and monitoring program, and seek comments to numerous questions. Comments are due in January 2012, and a final rule will not be published until some time after that date. The proposed rules currently require a compliance date of July 2012. Even with the publication of proposed rules, however, it is still too early to determine any additional limitations on the Company beyond the restriction on standalone proprietary trading. There remains considerable uncertainty about the interpretation of the proposed rules, and we are also unable to predict what the final version of the rules will be or the impact they may have on our businesses. We are closely monitoring regulatory developments related to the Volcker Rule, and when the regulations are final, we will be in a position to complete a review of our relevant activities and make plans to implement compliance with the Volcker Rule.

See also “Risk Factors” in Part I, Item 1A of the Form 10-K, “Supervision and Regulation” in Part I, Item 1 of the 2010
Form 10-K, and “Risk Factors” in Part II, Item 1A of the Second Quarter Form 10-Q.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended September 30, 2011.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period

Total Number of Shares Purchased

Average Price Paid Per Share

Total Number of Shares Purchased As Part of Publicly Announced Plans or
Programs(C)

Approximate Dollar Value of Shares that May Yet Be Purchased Under the
Plans or Programs

Month #1

(July 1, 2011—July 31, 2011)

Share Repurchase Program(A)

—

—

—

$
1,560

Employee Transactions(B)

953,083

$
23.44

—

—

Month #2

(August 1, 2011—August 31, 2011)

Share Repurchase Program(A)

—

—

—

$
1,560

Employee Transactions(B)

198,419

$
18.18

—

—

Month #3

(September 1, 2011—September 30, 2011)

Share Repurchase Program(A)

—

—

—

$
1,560

Employee Transactions(B)

189,230

$
15.40

—

—

Total

Share Repurchase Program(A)

—

—

—

$
1,560

Employee Transactions(B)

1,340,732

$
21.53

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
Officer

By:

/S/ PAUL C. WIRTH

Paul C. Wirth Deputy Chief Financial Officer

Date: November 7, 2011

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended September 30, 2011

Exhibit No.

Description

4.1

Sixth Supplemental Senior Indenture dated as of September 16, 2011 between Morgan Stanley and The Bank of New York Mellon, as trustee (supplemental to Senior Indenture dated
November 1, 2004).

10.1

2007 Equity Incentive Compensation Plan, as amended and restated as of July 20, 2011.

12

Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15

Letter of awareness from Deloitte & Touche LLP, dated November 7, 2011, concerning unaudited interim financial information.

31.1

Rule 13a-14(a) Certification of Chief Executive Officer.

31.2

Rule 13a-14(a) Certification of Chief Financial Officer.

32.1

Section 1350 Certification of Chief Executive Officer.

32.2

Section 1350 Certification of Chief Financial Officer.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition—September 30, 2011 and December 31,
2010, (ii) the Condensed Consolidated Statements of Income—Three and Nine Months Ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Comprehensive Income—Three and Nine Months Ended September 30,
2011 and 2010, (iv) the Condensed Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2011 and 2010, (v) the Condensed Consolidated Statements of Changes in Total Equity—Nine Months Ended September 30, 2011 and
2010, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

E-1