Form 10-K
period 2011-12-31
MORGAN STANLEY
filed 2012-02-27
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2011

Commission File Number 1-11758

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	1585 Broadway New York, NY 10036 (Address of principal executive offices, including zip code)	36-3145972 (I.R.S. Employer Identification No.)	(212) 761-4000 (Registrant’s telephone number, including area code)

Title of each class	Name of exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series A, $0.01 par value	New York Stock Exchange
6 1/4% Capital Securities of Morgan Stanley Capital Trust III (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6 1/4% Capital Securities of Morgan Stanley Capital Trust IV (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
5 3/4% Capital Securities of Morgan Stanley Capital Trust V (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6.60% Capital Securities of Morgan Stanley Capital Trust VI (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6.60% Capital Securities of Morgan Stanley Capital Trust VII (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6.45% Capital Securities of Morgan Stanley Capital Trust VIII (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
Capital Protected Notes due September 30, 2012	NYSE Arca, Inc.
MPSSM due March 30, 2012	NYSE Arca, Inc.
Market Vectors ETNs due March 31, 2020 (2 issuances); Market Vectors ETNs due April 30, 2020 (2 issuances)	NYSE Arca, Inc.
Morgan Stanley Cushing® MLP High Income Index ETNs due March 21, 2031	NYSE Arca, Inc.
Morgan Stanley S&P 500 Crude Oil Linked ETNs due July 1, 2031	NYSE Arca, Inc.

Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒ Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Accelerated Filer ☐ Smaller reporting company ☐

Indicate by check mark whether Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

As of June 30, 2011, the aggregate market value of the common stock of Registrant held by non-affiliates of Registrant was approximately $44,205,856,161. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of January 31, 2012, there were 1,978,634,958 shares of Registrant’s common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference: Portions of Registrant’s definitive proxy statement for its 2012 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K

for the year ended December 31, 2011

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

The nature of our business makes predicting the future trends of our revenues, expenses and net income difficult. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements, and it is possible that our actual results may differ from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include (without limitation):

•	the effect of economic and political conditions and geopolitical events;

•

the effect of market conditions, particularly in the global equity, fixed income, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate markets;

•

the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital, leverage and liquidity requirements), and legal actions in the U.S. and worldwide;

•	the level and volatility of equity, fixed income and commodity prices, interest rates, currency values and other market indices;

•	the availability and cost of both credit and capital as well as the credit ratings assigned to our unsecured short-term and long-term debt;

•	investor sentiment and confidence in the financial markets;

•	the performance of our acquisitions, joint ventures, strategic alliances or other strategic arrangements;

•	our reputation;

•	inflation, natural disasters and acts of war or terrorism;

•	the actions and initiatives of current and potential competitors as well as governments, regulators and self-regulatory organizations;

•	technological changes; and

•	other risks and uncertainties detailed under “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and elsewhere throughout this report.

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

Overview.

Morgan Stanley is a global financial services firm that, through its subsidiaries and affiliates, provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Morgan Stanley was originally incorporated under the laws of the State of Delaware in 1981, and its predecessor companies date back to 1924. The Company is a financial holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company conducts its business from its headquarters in and around New York City, its regional offices and branches throughout the U.S. and its principal offices in London, Tokyo, Hong Kong and other world financial centers. At December 31, 2011, the Company had 61,899 employees worldwide. Unless the context otherwise requires, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries.

Financial information concerning the Company, its business segments and geographic regions for each of the 12 months ended December 31, 2011 (“2011”), December 31, 2010 (“2010”) and December 31, 2009 (“2009”) is included in the consolidated financial statements and the notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

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

You can access information about the Company’s corporate governance at www.morganstanley.com/about/company/governance. The Company’s Corporate Governance webpage includes the Company’s Amended and Restated Certificate of Incorporation; Amended and Restated Bylaws; charters for its Audit Committee, Compensation, Management Development and Succession Committee, Nominating and Governance Committee, Operations and Technology Committee, and Risk Committee; Corporate Governance Policies; Policy Regarding Communication with the Board of Directors; Policy Regarding Director Candidates Recommended by Shareholders; Policy Regarding Corporate Political Contributions; Policy Regarding Shareholder Rights Plan; Code of Ethics and Business Conduct; Code of Conduct; and Integrity Hotline information.

1

Morgan Stanley’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer and Deputy Chief Financial Officer and Controller. The Company will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange LLC (“NYSE”) on its internet site. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations, 1585 Broadway, New York, NY 10036 (212-761-4000). The information on the Company’s internet site is not incorporated by reference into this report.

Business Segments.

The Company is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Global Wealth Management Group and Asset Management.

Institutional Securities.

The Company provides financial advisory and capital-raising services to a diverse group of corporate and other institutional clients globally, primarily through wholly owned subsidiaries that include Morgan Stanley & Co. LLC (“MS&Co.”), Morgan Stanley & Co. International plc and Morgan Stanley Asia Limited, and certain joint venture entities that include Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”) and Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”). The Company, primarily through these entities, also conducts sales and trading activities worldwide, as principal and agent, and provides related financing services on behalf of institutional investors.

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

Sales and Trading Activities.

The Company conducts sales, trading, financing and market-making activities on securities and futures exchanges and in over-the-counter (“OTC”) markets around the world. The Company’s Institutional Securities sales and trading activities comprise Equity Trading; Fixed Income and Commodities; Clients and Services; Research; and Investments.

2

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

Fixed Income and Commodities.    The Company trades, invests and makes markets in fixed income securities and related products globally, including, among other products, investment and non-investment grade corporate debt, distressed debt, bank loans, U.S. and other sovereign securities, emerging market bonds and loans, convertible bonds, collateralized debt obligations, credit, currency, interest rate and other fixed income-linked notes, securities issued by structured investment vehicles, mortgage-related and other asset-backed securities and real estate-loan products, municipal securities, preferred stock and commercial paper, money-market and other short-term securities. The Company is a primary dealer of U.S. federal government securities and a member of the selling groups that distribute various U.S. agency and other debt securities. The Company is also a primary dealer or market-maker of government securities in numerous European, Asian and emerging market countries.

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

3

Clients and Services.    The Company provides financing services, including prime brokerage, which offers, among other services, consolidated clearance, settlement, custody, financing and portfolio reporting services to clients trading multiple asset classes. In addition, the Company’s institutional distribution and sales activities are overseen and coordinated through Clients and Services.

Research.    The Company’s research department (“Research”) coordinates globally across all of the Company’s businesses and consists of economists, strategists and industry analysts who engage in equity and fixed income research activities and produce reports and studies on the U.S. and global economy, financial markets, portfolio strategy, technical market analyses, individual companies and industry developments. Research examines worldwide trends covering numerous industries and individual companies, the majority of which are located outside the U.S.; provides analysis and forecasts relating to economic and monetary developments that affect matters such as interest rates, foreign currencies, securities, derivatives and economic trends; and provides analytical support and publishes reports on asset-backed securities and the markets in which such securities are traded and data are disseminated to investors through third-party distributors, proprietary internet sites such as Client Link, and the Company’s global representatives.

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

Global Wealth Management Group.

The Company’s Global Wealth Management Group, which includes the Company’s 51% interest in Morgan Stanley Smith Barney Holdings LLC (“MSSB”), provides comprehensive financial services to clients through a network of more than 17,500 global representatives in approximately 765 locations at year-end. As of December 31, 2011, the Company’s Global Wealth Management Group had $1,649 billion in client assets.

Clients.

Global Wealth Management Group professionals serve individual investors and small-to-medium sized businesses and institutions with an emphasis on ultra high net worth, high net worth and affluent investors. Global representatives are located in branches across the U.S. and provide solutions designed to accommodate individual investment objectives, risk tolerance and liquidity needs. Call centers are available to meet the needs of emerging affluent clients. Outside the U.S., Global Wealth Management Group offers financial services to clients in Europe, the Middle East, Asia, Australia, Canada and Latin America.

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

In addition, Global Wealth Management Group offers its clients access to several cash management services through various banks and other third parties, including deposits, debit cards, electronic bill payments and check writing, as well as lending products through affiliates such as Morgan Stanley Private Bank, National Association (“MS Private Bank”) and MSBNA, including securities based lending, mortgage loans and home equity lines of credit. Global Wealth Management Group also provides trust and fiduciary services, offers access to cash management and commercial credit solutions to qualified small- and medium-sized businesses in the U.S., and provides individual and corporate retirement solutions, including individual retirement accounts and 401(k) plans and U.S. and global stock plan services to corporate executives and businesses.

Global Wealth Management Group provides clients a variety of ways to establish a relationship and conduct business, including brokerage accounts with transaction-based pricing and investment advisory accounts with asset-based fee pricing.

Operations and Information Technology.

As a result of the MSSB joint venture, the operations and technology supporting the Global Wealth Management Group is provided by a combination of the Company and MSSB’s Operations and Information Technology departments and by Citi. Pursuant to contractual agreements, the Company, MSSB and Citi perform various broker-dealer related functions, such as execution and clearing of brokerage transactions, margin lending and custody of client assets. For the Company and MSSB, these activities are undertaken through their own facilities, through memberships in various clearing and settlement organizations, and through agreements with unaffiliated third parties. Citi also provides certain other services and systems to support the Global Wealth Management Group through transition services agreements with MSSB.

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

The Company offers a range of alternative investment, real estate investing and merchant banking products for institutional investors and high net worth individuals. The Company’s alternative investments platform includes funds of hedge funds, funds of private equity funds and portable alpha strategies. The Company’s alternative investments platform also includes minority stakes in Lansdowne Partners, Avenue Capital Group and Traxis Partners LP. The Company’s real estate and merchant banking businesses include its real estate investing business, private equity funds, corporate mezzanine debt investing group and infrastructure investing group. The

Company typically acts as general partner of, and investment adviser to, its alternative investment, real estate and merchant banking funds and typically commits to invest a minority of the capital of such funds with subscribing investors contributing the majority.

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

Institutional Securities and Global Wealth Management Group.

The Company’s competitive position for its Institutional Securities and Global Wealth Management Group business segments depends on innovation, execution capability and relative pricing. The Company competes directly in the U.S. and globally with other securities and financial services firms and broker-dealers and with others on a regional or product basis.

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

It is possible that competition may become even more intense as the Company continues to compete with financial institutions that may be larger, or better capitalized, or may have a stronger local presence and longer operating history in certain areas. Many of these firms have the ability to offer a wide range of products and services that may enhance their competitive position and could result in pricing pressure in our businesses. The complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management, regulatory and other infrastructure challenges that require effective resource allocation in order for the Company to remain competitive.

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

Supervision and Regulation

As a major financial services firm, the Company is subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by regulators and exchanges in each of the major markets where it operates. Moreover, in response to the financial crisis, legislators and regulators, both in the U.S. and around the world, are in the process of adopting and implementing a wide range of reforms that will result in major changes to the way the Company is regulated and conducts its business. It will take time for the comprehensive effects of these reforms to emerge and be understood.

Regulatory Outlook.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. While certain portions of the Dodd-Frank Act were effective immediately, other portions will be effective only following extended transition periods. Moreover, implementation of the Dodd-Frank Act will be accomplished through numerous rulemakings by multiple governmental agencies, only a portion of which have been completed. It remains difficult to assess fully the impact that the Dodd-Frank Act will have on the Company and on the financial services industry generally. In addition, various international developments, such as the adoption of risk-based capital, leverage and liquidity standards by the Basel Committee on Banking Supervision (the “Basel Committee”), known as “Basel III,” will impact the Company in the coming years.

It is likely that 2012 and subsequent years will see further material changes in the way major financial institutions are regulated in both the U.S. and other markets in which the Company operates, although it remains difficult to predict which further reform initiatives will become law, how such reforms will be implemented or the exact impact they will have on the Company’s business, financial condition, results of operations and cash flows for a particular future period.

Financial Holding Company.

The Company has operated as a bank holding company and financial holding company under the BHC Act since September 2008.

Consolidated Supervision.

As a bank holding company, the Company is subject to comprehensive consolidated supervision, regulation and examination by the Federal Reserve. As a result of the Dodd-Frank Act, the Federal Reserve also gained heightened authority to examine, prescribe regulations and take action with respect to all of the Company’s subsidiaries. In particular, as a result of the Dodd-Frank Act, the Company is subject to (among other things) significantly revised and expanded regulation and supervision, to more intensive scrutiny of its businesses and plans for expansion of those businesses, to new activities limitations, to the Volcker Rule, to a systemic risk regime which will impose especially high capital and liquidity requirements, and to comprehensive new derivatives regulation. In addition, the Bureau of Consumer Financial Protection has exclusive rulemaking and primary enforcement and examination authority over the Company and its subsidiaries with respect to federal consumer financial laws, to the extent applicable.

Scope of Permitted Activities.    The BHC Act provides a two-year period from September 21, 2008, the date that the Company became a bank holding company, for the Company to conform or dispose of certain nonconforming activities as defined by the BHC Act. Three one-year extensions may be granted by the Federal Reserve upon approval of the Company’s application for each extension. The Company has received the second of these extensions with respect to certain activities relating to its real estate and other funds businesses. It has also disposed of certain nonconforming assets and conformed certain activities to the requirements of the BHC Act. Although conformance activities continue with respect to these businesses, it is possible that the Company will be required, in 2012, to seek Federal Reserve approval for the third additional year permitted by the BHC Act. The Federal Reserve may grant an extension if it finds that the extension will not be detrimental to the public interest. Based on the nonconforming real estate and other investments and businesses which are required to be sold, the Company believes there would be no material adverse impact on the Company’s financial condition or operations.

In addition, the Company is engaged in discussions with the Federal Reserve regarding its commodities activities, as the BHC Act also grandfathers “activities related to the trading, sale or investment in commodities and underlying physical properties,” provided that the Company was engaged in “any of such activities as of September 30, 1997 in the United States” and provided that certain other conditions that are within the Company’s reasonable control are satisfied. If the Federal Reserve were to determine that any of the Company’s commodities activities did not qualify for the BHC Act grandfather exemption, then the Company would likely be required to divest any such activities that did not otherwise conform to the BHC Act by the end of any extensions of the grace period. At this time the Company does not believe, based on its interpretation of applicable law, that any such required divestment would have a material adverse impact on its financial condition or operations.

Activities Restrictions under the Volcker Rule.    A section of the BHC Act added by the Dodd-Frank Act (the “Volcker Rule”) will, over time, prohibit “banking entities,” including the Company and its affiliates, from engaging in “proprietary trading,” as defined by the regulators. The Volcker Rule will also require banking entities to either restructure or unwind certain investments and relationships with “hedge funds” and “private equity funds,” as such terms are defined in the Volcker Rule and by the regulators. Comments on proposed regulations to implement the substantive Volcker Rule provisions were due by February 13, 2012. It is unclear whether final rules will be in place by July 21, 2012 when the Volcker Rule is scheduled to become effective.

Banking entities will have a two-year transition period to come into full compliance with the Volcker Rule, subject to the possibility of extensions. While full compliance with the Volcker Rule will likely only be required by July 2014, subject to extensions, the Company’s business and operations are expected to be impacted earlier, as operating models, investments and legal structures must be reviewed and gradually adjusted to the new legal environment. The Company continues to review its private equity fund, hedge fund and proprietary trading operations. With respect to the “proprietary trading” prohibition of the Volcker Rule, the Company has previously announced plans to dispose of its in-house proprietary quantitative trading unit, Process-Driven Trading (“PDT”), by the end of 2012. For the year ended December 31, 2011, PDT did not have a material impact on the Company’s financial condition, results of operations and liquidity. The Company has also previously exited other standalone proprietary trading businesses (defined as those businesses dedicated solely to investing the Company’s capital), and the Company is continuing to liquidate legacy positions related to those businesses.

There remains considerable uncertainty about the interpretation of the proposed rules, and we are unable to predict what the final version of the rules will be or the impact they may have on our businesses. We are closely monitoring regulatory developments related to the Volcker Rule, and when the regulations are final, we will be in a position to complete a review of our relevant activities and make plans to implement compliance with the Volcker Rule.

Capital and Liquidity Standards.    The Federal Reserve establishes capital requirements for the Company and evaluates its compliance with such capital requirements. The Office of the Comptroller of the Currency (the “OCC”) establishes similar capital requirements and standards for the Company’s national bank subsidiaries. Under current capital requirements, for the Company to remain a financial holding company, its bank subsidiaries must qualify as “well capitalized” by maintaining a total capital ratio (total capital to risk-weighted assets) of at least 10% and a Tier 1 capital ratio of at least 6%. The capital standards applicable to the Company’s bank subsidiaries also apply directly to the Company, as a holding company, and require it to remain “well capitalized” to maintain its status as a financial holding company. The Federal Reserve may require the Company and its peer financial holding companies to maintain risk-based and leverage capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and their particular condition, risk profile and growth plans. In addition, under the Federal Reserve’s leverage rules, bank holding companies that have implemented the Federal Reserve’s risk-based capital measure for market risk, such as the Company, are subject to a Tier 1 minimum leverage ratio of 3%.

The Company calculates its capital ratios and risk-weighted assets in accordance with the capital adequacy standards for financial holding companies adopted by the Federal Reserve. These standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. In December 2007, the U.S. banking regulators published final regulations incorporating the Basel II Accord, which requires internationally active banking organizations, as well as certain of their U.S. bank subsidiaries, to implement Basel II standards over the next several years. In July 2010, the Company began reporting its capital adequacy standards on a parallel basis to its regulators under Basel I and Basel II as part of a phased implementation of Basel II.

In June 2011, the U.S. banking regulators published final regulations implementing a provision of the Dodd-Frank Act requiring that certain institutions supervised by the Federal Reserve, including the Company, be subject to capital requirements that are not less than the generally applicable risk-based capital requirements. As a result, the generally applicable capital standards, which are based on Basel I standards, but may themselves change over time, will serve as a permanent floor to minimum capital requirements calculated under the Basel II standard the Company is currently required to implement, as well as future capital standards.

In addition, when implemented, Basel III will impose a new minimum Tier 1 common equity ratio of 4.5%, a minimum Tier 1 equity ratio of 6%, and the minimum total capital ratio will remain at 8.0% (plus a 2.5% capital conservation buffer consisting of common equity in addition to these ratios). The new capital conservation buffer will impose a common equity requirement above the new minimum that can be depleted under stress. Basel III also introduces new liquidity measures designed to monitor banking institutions for their ability to meet short-term cash flow needs and to address longer-term structural liquidity mismatches. The Federal Reserve is expected to propose rules implementing Basel III in the U.S. in 2012. However, many provisions, once adopted, will be subject to extended phase-in periods.

The Federal Reserve has indicated that it intends to implement a provision under Basel III that would require global systemically important banks (“G-SIBs”), such as the Company, to hold an additional capital buffer. Although the Federal Reserve has not yet issued a proposed rule to implement this G-SIB surcharge, in November 2011 the Financial Stability Board endorsed a Basel Committee proposal providing that the capital surcharge would range from 1% to 2.5% of risk-weighted assets, and that the largest systemically important financial institutions could potentially be subject to a 3.5% capital surcharge.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Regulatory Requirements” in Part II, Item 7 herein.

Capital Planning, Stress Tests and Dividends.    U.S. banking regulators have recently imposed new capital planning and stress test requirements on large bank holding companies, including the Company. As of December 2011, bank holding companies with $50 billion or more of consolidated assets, such as the Company, must submit annual capital plans to the Federal Reserve, taking into account the results of separate stress tests designed by the bank holding company and the Federal Reserve. The scenario provided by the Federal Reserve in 2011 includes a sizable shortfall in U.S. economic activity and employment, accompanied by a sizeable decline in global economic activity, sharp market price movements in European sovereign and financial sectors, among other adverse circumstances. The capital plans must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution (i.e., payments of dividends or stock repurchases), and any similar action that the Federal Reserve determines could impact the bank holding company’s consolidated capital. The capital plans must include a discussion of how the bank holding company will maintain capital above the minimum regulatory capital ratios and above a Tier 1 common ratio of 5%, and serve as a source of strength to its subsidiary depository institutions.

Beginning in 2012, bank holding companies subject to the capital planning requirements, including the Company, must submit their capital plans in January each year, and the Federal Reserve must object to them, in whole or in part, or provide written notice of non-objection by March 31 each year. If the Federal Reserve objects to the capital plan, or if certain material events occur after approval of a plan, the bank holding company must submit a revised capital plan within 30 days. In addition, even with an approved capital plan, the bank holding company must seek the approval of the Federal Reserve before taking a capital action if, among other reasons, the bank holding company would not meet its regulatory capital requirements after taking the proposed capital action. In addition to capital planning requirements, the OCC, the Federal Reserve and the FDIC have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise, including the Company, MSBNA and other depository institution subsidiaries of the Company, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. All of these policies and other requirements could influence the Company’s ability to pay dividends, or require it to provide capital assistance to MSBNA or MS Private Bank under circumstances under which the Company would not otherwise decide to do so.

See also “—Capital and Liquidity Standards” above.

Systemic Risk Regime.    The Dodd-Frank Act established a new regulatory framework applicable to financial institutions deemed to pose systemic risks. Bank holding companies with $50 billion or more in consolidated assets, such as the Company, became automatically subject to the systemic risk regime in July 2010. A new oversight body, the Financial Stability Oversight Council (the “Council”), can recommend prudential standards, reporting and disclosure requirements to the Federal Reserve for systemically important financial institutions, and must approve any finding by the Federal Reserve that a financial institution poses a grave threat to financial stability and must undertake mitigating actions. The Council is also empowered to designate systemically important payment, clearing and settlement activities of financial institutions, subjecting them to prudential supervision and regulation, and, assisted by the new Office of Financial Research within the U.S. Department of the Treasury (“U.S. Treasury”) (established by the Dodd-Frank Act), can gather data and reports from financial institutions, including the Company.

In December 2011, the Federal Reserve issued proposed rules to implement certain requirements of the systemic risk regime. Among other provisions, the proposed rules would require systemically important financial institutions, such as the Company, to maintain a sufficient quantity of highly liquid assets to survive a projected 30-day liquidity stress event, to conduct regular liquidity stress tests, and to implement various liquidity risk management requirements. More generally, the proposed rules would require institutions to comply with a range of corporate governance requirements, such as establishment of a risk committee of the board of directors and appointment of a chief risk officer, both of which the Company already has.

The proposed rules would also limit the aggregate exposure of each of the largest systemically important financial institutions, including the Company, to each other such institution to 10% of the aggregate capital and surplus of each institution, and limit the aggregate exposure of such institutions to any other bank holding company with $50 billion or more of consolidated assets to 25% of each institution’s aggregate capital and surplus. In addition, the proposed rules would create a new early remediation regime to address financial distress or material management weaknesses determined with reference to four levels of early remediation, including heightened supervisory review, initial remediation, recovery, and resolution assessment, with specific limitations and requirements tied to each level. The proposed rules would also subject systemically important financial institutions to regular stress tests, including institution-administered tests and separate tests conducted by the Federal Reserve, and require publication of public summaries of institutions’ self-administered stress tests.

The systemic risk regime also provides that, for institutions posing a grave threat to U.S. financial stability, the Federal Reserve, upon Council vote, must limit that institution’s ability to merge, restrict its ability to offer financial products, require it to terminate activities, impose conditions on activities or, as a last resort, require it to dispose of assets. Upon a grave threat determination by the Council, the Federal Reserve must issue rules that require financial institutions subject to the systemic risk regime to maintain a debt-to-equity ratio of no more than 15-to-1 if the Council considers it necessary to mitigate the risk. The Federal Reserve also has the ability to establish further standards, including those regarding contingent capital, enhanced public disclosures, and limits on short-term debt, including off-balance sheet exposures.

See also “—Capital and Liquidity Standards” above and “—Orderly Liquidation Authority” below.

Orderly Liquidation Authority.    Under the Dodd-Frank Act, financial companies, including bank holding companies such as Morgan Stanley and certain covered subsidiaries, can be subjected to a new orderly liquidation authority. The U.S. Treasury must first make certain extraordinary financial distress and systemic risk determinations. Absent such U.S. Treasury determinations, the Company as a bank holding company would remain subject to the U.S. Bankruptcy Code.

The orderly liquidation authority went into effect in July 2010, and rulemaking to render it fully operative is proceeding in stages, with some implementing regulations now finalized and others planned but not yet proposed. If the Company were subjected to the orderly liquidation authority, the FDIC would be appointed receiver, which would give the FDIC considerable rights and powers that it must exercise with the goal of liquidating and winding up the Company, including (i) the FDIC’s right to assign assets and liabilities and transfer some to a third party or bridge financial company without the need for creditor consent or prior court review; (ii) the ability of the FDIC to differentiate among creditors, including by treating junior creditors better than senior creditors, subject to a minimum recovery right to receive at least what they would have received in bankruptcy liquidation; and (iii) the broad powers given the FDIC to administer the claims process to determine which creditor receives what, and in which order, from assets not transferred to a third party or bridge financial institution.

U.S. Bank Subsidiaries.

U.S. Banking Institutions.    MSBNA, primarily a wholesale commercial bank, offers consumer lending and commercial lending services in addition to deposit products. Certain foreign exchange activities are also conducted in MSBNA. As an FDIC-insured national bank, MSBNA is subject to supervision, regulation and examination by the OCC.

MS Private Bank conducts certain mortgage lending activities primarily for customers of its affiliate retail broker-dealer, Morgan Stanley Smith Barney LLC (“MSSB LLC”). MS Private Bank also offers certain deposit products, as well as personal trust and prime brokerage custody services. MS Private Bank is an FDIC-insured national bank whose activities are subject to supervision, regulation and examination by the OCC.

Prompt Corrective Action.    The Federal Deposit Insurance Corporation Improvement Act of 1991 provides a framework for regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators. Among other things, it requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards. Current regulations generally apply only to insured banks and thrifts such as MSBNA or MS Private Bank and not to their parent holding companies, such as Morgan Stanley. The Federal Reserve is, however, subject to limitations, authorized to take appropriate action at the holding company level. In addition, as described above, under the systemic risk regime, the Company will become subject to an early remediation protocol in the event of financial distress.

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

The Dodd-Frank Act includes various provisions that affect the regulation of broker-dealer sales practices and customer relationships. For example, the SEC is authorized to adopt a fiduciary duty applicable to broker-dealers when providing investment advice to retail customers. The Dodd-Frank Act also creates a new category of regulation for “municipal advisors,” which are subject to a fiduciary duty with respect to certain activities. The U.S. Department of Labor is considering revisions to regulations under the Employee Retirement Income Security Act of 1974 that could subject broker-dealers to a fiduciary duty and prohibit specified transactions for a wider range of customer interactions. These developments may impact the manner in which affected businesses are conducted, decrease profitability and increase potential liabilities. If the SEC exercises authority provided to it under the Dodd-Frank Act to prohibit or limit the use of mandatory arbitration pre-dispute agreements between a broker-dealer and its customers, it may materially increase the Company’s litigation costs.

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

Compliance with regulatory capital requirements may limit the Company’s operations requiring the intensive use of capital. Such requirements restrict the Company’s ability to withdraw capital from its broker-dealer subsidiaries, which in turn may limit its ability to pay dividends, repay debt, or redeem or purchase shares of its own outstanding stock. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect the Company’s ability to pay dividends or to expand or maintain present business levels. In addition, such rules may require the Company to make substantial capital infusions into one or more of its broker-dealer subsidiaries in order for such subsidiaries to comply with such rules.

MS&Co. and MSSB LLC are members of the Securities Investor Protection Corporation (“SIPC”), which provides protection for customers of broker-dealers against losses in the event of the insolvency of a broker-dealer. SIPC protects customers’ eligible securities held by a member broker-dealer up to $500,000 per customer for all accounts in the same capacity subject to a limitation of $250,000 for claims for uninvested cash balances. To supplement this SIPC coverage, each of MS&Co. and MSSB LLC have purchased additional protection for the benefit of their customers in the form of an annual policy issued by certain underwriters and various insurance companies that provides protection for each eligible customer above SIPC limits subject to an aggregate firmwide cap of $1 billion with no per client sublimit for securities and a $1.9 million per client limit for the cash portion of any remaining shortfall. As noted under “Systemic Risk Regime,” the Dodd-Frank Act contains special provisions for the orderly liquidation of covered financial institutions (which could potentially include MS&Co. and/or MSSB LLC). While these provisions are generally intended to provide customers of covered broker-dealers with protections at least as beneficial as they would enjoy in a broker-dealer liquidation proceeding under the Securities Investor Protection Act, the details and implementation of such protections are subject to further rulemaking.

Over the past few years, the SEC has undertaken a review of a wide range of equity market structure issues. As a part of this review, the SEC has adopted new regulations and proposed various rules regarding market transparency. A new short sale uptick rule that limits the ability to sell short securities that have experienced specified price declines is now in effect. The SEC also adopted rules requiring broker-dealers to maintain risk management controls and supervisory procedures with respect to providing access to securities markets, which will become fully effective in 2012. In addition, in an effort to prevent volatile trading, self-regulatory organizations have adopted trading pauses, more commonly referred to as circuit breakers, with respect to certain securities. It is possible that the SEC or self-regulatory organizations could propose or adopt additional market structure rules in the future.

The provisions, new rules and proposals discussed above could result in increased costs and could otherwise adversely affect trading volumes and other conditions in the markets in which we operate.

Regulation of Registered Futures Activities and Certain Commodities Activities.    As registered futures commission merchants, MS&Co. and MSSB LLC are subject to net capital requirements of, and their activities are regulated by, the U.S. Commodity Futures Trading Commission (the “CFTC”) and various commodity futures exchanges. The Company’s futures and options-on-futures businesses also are regulated by the National Futures Association (“NFA”), a registered futures association, of which MS&Co. and MSSB LLC and certain of their affiliates are members. These regulatory requirements differ for clearing and non-clearing firms, and they address obligations related to, among other things, the registration of the futures commission merchant and certain of its associated persons, membership with the NFA, the segregation of customer funds and the holding apart of a secured amount, the use of customer funds, the receipt of an acknowledgment of certain written risk disclosure statements, the receipt of trading authorizations, the furnishing of daily confirmations and monthly statements, recordkeeping and reporting obligations, the supervision of accounts and antifraud prohibitions. Among other things, the NFA has rules covering a wide variety of areas such as advertising, telephone solicitations, risk disclosure, discretionary trading, disclosure of fees, minimum capital requirements, reporting and proficiency testing. MS&Co. and MSSB LLC have affiliates that are registered as commodity trading advisors and/or commodity pool operators, or are operating under certain exemptions from such registration pursuant to CFTC rules and other guidance. Under CFTC and NFA rules, commodity trading advisors who manage accounts and are registered with the NFA must distribute disclosure documents and maintain specified records relating to their activities, and clients and commodity pool operators have certain responsibilities with respect to each pool they operate. For each pool, a registered commodity pool operator must prepare and distribute a disclosure document; distribute periodic account statements; prepare and distribute audited annual financial reports; and keep specified records concerning the participants, transactions and operations of each pool, as well as records regarding transactions of the commodity pool operator and its principals. Violations of the rules of the CFTC, the NFA or the commodity exchanges could result in remedial actions, including fines, registration restrictions or terminations, trading prohibitions or revocations of commodity exchange memberships.

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

On October 18, 2011, the CFTC adopted a position limits rule that, when effective, would impose position limits on a trader’s positions in futures, options, and swaps on 28 energy, metals, and agricultural commodities. In

December 2011, industry organizations filed a lawsuit against the CFTC challenging the validity of the rule. This rule, if it withstands legal challenge and becomes effective, may affect trading strategies and affect the profitability of various businesses and transactions.

Derivatives Regulation.    Through the Dodd-Frank Act, the Company will face a comprehensive U.S. regulatory regime for its activities in certain OTC derivatives. The regulation of “swaps” and “security-based swaps” (collectively, “Swaps”) in the U.S. will be effected and implemented through CFTC, SEC and other agency regulations, which are currently being adopted.

The Dodd-Frank Act requires central clearing of certain types of Swaps, public and regulatory reporting, and mandatory trading on regulated exchanges or execution facilities. These requirements are subject to some exceptions and will be phased in over time. However, market participants, including the Company’s entities engaging in Swaps, will have to centrally clear, report and trade on an exchange or execution facility certain Swap transactions that are currently uncleared, not reported publicly and executed bilaterally.

The Dodd-Frank Act also requires the registration of “swap dealers” and “major swap participants” with the CFTC and “security-based swap dealers” and “major security-based swap participants” with the SEC (collectively, “Swaps Entities”). Certain subsidiaries of the Company will be required to register as a swap dealer and security-based swap dealer and it is possible some subsidiaries may register as a major swap participant and major security-based swap participant. Swaps Entities will be subject to a comprehensive regulatory regime with new obligations for the Swaps activities for which they are registered, including new capital requirements, a new margin regime for uncleared Swaps and a new segregation regime for collateral of counterparties to uncleared Swaps. Swaps Entities also will be subject to additional duties, including internal and external business conduct and documentation standards with respect to their Swaps counterparties.

The specific parameters of these Swaps Entities requirements are being developed through CFTC, SEC and bank regulator rulemakings. The impact of the regulation on Morgan Stanley entities required to register remains unclear. It is likely, however, that the Company will face increased costs due to the registration and regulatory requirements listed above. Complying with the proposed regulation of Swaps Entities could require the Company to restructure its Swaps businesses, require extensive systems changes, require personnel changes, and raise additional potential liabilities and regulatory oversight. Compliance with Swap-related regulatory capital requirements may require the Company to devote more capital to its Swaps business. The extraterritorial impact of the rules also remains unclear.

Morgan Stanley Swap Entities will also be subject to new rules under the Dodd-Frank Act regarding segregation of customer collateral for cleared transactions, position limits, large trader reporting regimes, compensation requirements and anti-fraud and anti-manipulation requirements related to activities in Swaps.

The European Union (“E.U.”) is in the process of amending its OTC derivatives regulations. In October 2011, the E.U. published a proposal to amend the Markets in Financial Instruments Directive and recently reached an accord to require central clearing of certain OTC derivatives. The Company currently expects that, when the E.U. OTC derivatives regime is fully implemented, it will be similar to derivatives regulation under the Dodd-Frank Act, including with respect to the scope of derivatives covered, and mandatory clearing, reporting, and trading requirements. It is unclear at present how the E.U. and U.S. derivatives regulation will interact.

Non-U.S. Regulation.    The Company’s institutional securities businesses also are regulated extensively by non-U.S. regulators, including governments, securities exchanges, commodity exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which the Company maintains an office. Certain Morgan Stanley subsidiaries are regulated as broker-dealers under the laws of the jurisdictions in which they operate. Subsidiaries engaged in banking and trust activities outside the U.S. are regulated by various government agencies in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activity. For instance, the U.K. Financial Services Authority (“FSA”) and several

U.K. securities and futures exchanges, including the London Stock Exchange and Euronext.liffe, regulate the Company’s activities in the U.K.; the Bundesanstalt für Finanzdienstleistungsaufsicht (the Federal Financial Supervisory Authority) and the Deutsche Bôrse AG regulate its activities in the Federal Republic of Germany; Eidgenôssische Finanzmarktaufsicht (the Financial Market Supervisory Authority) regulates its activities in Switzerland; the Financial Services Agency, the Bank of Japan, the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, the Osaka Securities Exchange and the Tokyo International Financial Futures Exchange, regulate its activities in Japan; the Hong Kong Securities and Futures Commission, the Hong Kong Monetary Authority and the Hong Kong Exchanges and Clearing Limited regulate its operations in Hong Kong; and the Monetary Authority of Singapore and the Singapore Exchange Limited regulate its business in Singapore.

Asset Management.

Many of the subsidiaries engaged in the Company’s asset management activities are registered as investment advisers with the SEC. Many aspects of the Company’s asset management activities are subject to federal and state laws and regulations primarily intended to benefit the investor or client. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its asset management activities in the event that it fails to comply with such laws and regulations. Sanctions that may be imposed for such failure include the suspension of individual employees, limitations on the Company engaging in various asset management activities for specified periods of time or specified types of clients, the revocation of registrations, other censures and significant fines. In order to facilitate its asset management business, the Company owns a registered U.S. broker-dealer, Morgan Stanley Distribution, Inc., which acts as distributor to the Morgan Stanley mutual funds and as placement agent to certain private investment funds managed by the Company’s asset management business segment. See also “—Institutional Securities and Global Wealth Management Group—Broker-Dealer Regulation” above.

As a result of the passage of the Dodd-Frank Act, the Company’s asset management activities will be subject to certain additional laws and regulations, including, but not limited to, additional reporting and recordkeeping requirements (including with respect to clients that are private funds), restrictions on sponsoring or investing in, or maintaining certain other relationships with, hedge funds and private equity funds under the Volcker Rule (subject to certain limited exceptions) and certain rules and regulations regarding trading activities, including trading in derivatives markets. Many of these new requirements may increase the expenses associated with the Company’s asset management activities and/or reduce the investment returns the Company is able to generate for its asset management clients. Many important elements of the Dodd-Frank Act will not be known until rulemaking is finalized and certain final regulations are adopted. See also “—Activities Restrictions under the Volcker Rule” and “—Derivatives Regulation” above.

The Company’s Asset Management business is also regulated outside the U.S. For example, the FSA regulates the Company’s business in the U.K.; the Financial Services Agency regulates the Company’s business in Japan; the Securities and Exchange Board of India regulates the Company’s business in India; and the Monetary Authority of Singapore regulates the Company’s business in Singapore.

Anti-Money Laundering and Economic Sanctions.

The Company’s Anti-Money Laundering (“AML”) program is coordinated on an enterprise-wide basis. In the U.S., for example, the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, imposes significant obligations on financial institutions to detect and deter money laundering and terrorist financing activity, including requiring banks, bank holding company subsidiaries, broker-dealers, futures commission merchants, and mutual funds to implement AML programs, verify the identity of customers that maintain accounts, and monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. Outside the U.S., applicable laws, rules and regulations similarly require designated types of financial institutions to implement AML programs. The Company has implemented policies, procedures and internal controls that are designed to comply with all applicable AML laws and regulations. The Company has also implemented policies, procedures, and internal controls that are designed to comply with the regulations and economic sanctions programs administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), which enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on external threats to the U.S. foreign policy, national security, or economy; by other governments; or by global or regional multilateral organizations, such as the United Nations Security Council.

Anti-Corruption.

The Company is subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. The Company is also subject to applicable anti-corruption laws in the jurisdictions in which it operates, such as the U.K. Bribery Act, which became effective on July 1, 2011. The Company has implemented policies, procedures, and internal controls that are designed to comply with such laws, rules, and regulations.

Protection of Client Information.

Many aspects of the Company’s business are subject to legal requirements concerning the use and protection of certain customer information, including those adopted pursuant to the Gramm-Leach-Bliley Act and the Fair and Accurate Credit Transactions Act of 2003 in the U.S., the E.U. Data Protection Directive and various laws in Asia, including the Japanese Personal Information (Protection) Law, the Hong Kong Personal Data (Protection) Ordinance and the Australian Privacy Act. The Company has adopted measures designed to comply with these and related applicable requirements in all relevant jurisdictions.

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

Compensation Practices and Other Regulation.

The Company’s compensation practices are subject to oversight by the Federal Reserve. In June 2010, the Federal Reserve and other federal regulators issued final guidance applicable to all banking organizations, including those supervised by the Federal Reserve. This guidance was promulgated in accordance with compensation principles and standards for banks and other financial companies, which were designed to encourage the sound compensation practices established by the Financial Stability Board at the direction of the leaders of the Group of Twenty Finance Ministers and Central Bank Governors. The guidance was designed to help ensure that incentive compensation paid by banking organizations does not encourage imprudent risk-taking that threatens the organizations’ safety and soundness. The scope and content of the Federal Reserve’s policies on executive compensation are continuing to develop and may change based on findings from its horizontal review process, and the Company expects that these policies will evolve over a number of years. In this regard, in October 2011, the Federal Reserve published its first report detailing findings from its horizontal review process. In the report, the Federal Reserve announced its intention to implement the compensation disclosure requirements adopted in July 2011 by the Basel Committee.

The Company is subject to the compensation-related provisions of the Dodd-Frank Act, which may impact its compensation practices. Pursuant to the Dodd-Frank Act, among other things, federal regulators, including the Federal Reserve, must prescribe regulations to require covered financial institutions, including the Company, to report the structures of all of their incentive-based compensation arrangements and prohibit incentive-based payment arrangements that encourage inappropriate risks by providing employees, directors or principal shareholders with compensation that is excessive or that could lead to material financial loss to the covered financial institution. In April 2011, seven federal agencies, including the Federal Reserve, jointly proposed an interagency rule implementing this requirement. The proposed rule is expected to be finalized in 2012. Further, pursuant to Dodd-Frank, the SEC must direct listing exchanges to require companies to implement policies relating to disclosure of incentive-based compensation that is based on publicly reported financial information and the clawback of such compensation from current or former executive officers following certain accounting restatements.

In addition to the guidelines issued by the Federal Reserve and referenced above, the Company’s compensation practices may also be impacted by other regulations promulgated in accordance with the Financial Stability Board compensation principles and standards. These standards are to be implemented by local regulators. For instance, in December 2010, the FSA published a policy statement outlining amendments to the Remuneration Code, which governs remuneration of employees at certain banks, to address compensation-related rules under the E.U. Capital Requirements Directive. In October 2011, the FSA finalized and published additional guidance with respect to the Remuneration Code.

For a discussion of certain risks relating to the Company’s regulatory environment, see “Risk Factors” herein.

Executive Officers of Morgan Stanley.

The executive officers of Morgan Stanley and their ages and titles as of February 27, 2012 are set forth below. Business experience for the past five years is provided in accordance with SEC rules.

Gregory J. Fleming (49).    Executive Vice President and President of Asset Management (since February 2010) and President of Global Wealth Management Group of Morgan Stanley (since January 2011). President of Research of Morgan Stanley (February 2010 to January 2011). Senior Research Scholar at Yale Law School and Distinguished Visiting Fellow of the Center for the Study of Corporate Law at Yale Law School (January 2009 to December 2009). President of Merrill Lynch & Co., Inc. (“Merrill Lynch”) (February 2008 to January 2009). Co-President of Merrill Lynch (May 2007 to February 2008). Executive Vice President and Co-President of the Global Markets and Investment Banking Group of Merrill Lynch (August 2003 to May 2007).

James P. Gorman (53).    Chairman of the Board of Directors (since January 2012) and Chief Executive Officer and Director of Morgan Stanley (since January 2010) and Chairman of Morgan Stanley Smith Barney (since June 2009). Co-President (December 2007 to December 2009) and Co-Head of Strategic Planning (October 2007 to December 2009). President and Chief Operating Officer of the Global Wealth Management Group (February 2006 to April 2008).

Eric F. Grossman (45).    Executive Vice President and Chief Legal Officer of Morgan Stanley (since January 2012). Global Head of Legal (September 2010 to January 2012). Global Head of Litigation (January 2006 to September 2010) and General Counsel of the Americas (May 2009 to September 2010). General Counsel of Global Wealth Management Group (November 2008 to June 2009) and General Counsel of Morgan Stanley Smith Barney (June 2009 to September 2010). Partner at the law firm of Davis Polk & Wardwell LLP (June 2001 to December 2005).

Keishi Hotsuki (49).    Chief Risk Officer of Morgan Stanley (since May 2011). Interim Chief Risk Officer (January 2011 to May 2011) and Head of the Market Risk Department (since March 2008). Director of Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (since May 2010). Global Head of Market Risk Management at Merrill Lynch (June 2005 to September 2007).

Colm Kelleher (54).    Executive Vice President and Co-President of Institutional Securities of Morgan Stanley (since January 2010). Chief Financial Officer and Co-Head of Strategic Planning (October 2007 to December 2009). Head of Global Capital Markets (February 2006 to October 2007). Co-Head of Fixed Income Europe (May 2004 to February 2006).

Ruth Porat (54).    Executive Vice President and Chief Financial Officer of Morgan Stanley (since January 2010). Vice Chairman of Investment Banking (September 2003 to December 2009). Global Head of Financial Institutions Group (September 2006 to December 2009) and Chairman of the Financial Sponsors Group (July 2004 to September 2006) within the Investment Banking Division.

James A. Rosenthal (58).    Executive Vice President and Chief Operating Officer of Morgan Stanley (since January 2011). Head of Corporate Strategy (January 2010 to May 2011). Chief Operating Officer of Morgan Stanley Smith Barney (January 2010 to August 2011). Head of Firmwide Technology and Operations (March 2008 to January 2010). Chief Financial Officer of Tishman Speyer (May 2006 to March 2008).

Paul J. Taubman (51).    Executive Vice President and Co-President of Institutional Securities of Morgan Stanley (since January 2010). Global Head of Investment Banking (January 2008 to December 2009). Global Co-Head of Investment Banking (July 2007 to January 2008) and Global Head of Mergers and Acquisitions (May 2005 to July 2007).

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

Liquidity is essential to our businesses. Our liquidity could be negatively affected by our inability to raise funding in the long-term or short-term debt capital markets or our inability to access the secured lending markets. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, including concerns regarding the sovereign debt crisis in Europe, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects due to factors such as if we were to incur large trading losses, are downgraded by the rating agencies, suffer a decline in the level of our business activity, or if regulatory authorities take significant action against us, or we discover significant employee misconduct or illegal activity. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment and trading portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations, cash flows and financial condition.

Global markets and economic conditions have been negatively impacted by the ability of certain E.U. member states to service their sovereign debt obligations. The continued uncertainty over the outcome of the E.U. governments’ financial support programs and the possibility that other E.U. member states may experience similar financial troubles could further disrupt global markets. In particular, it has and could in the future disrupt equity markets and result in volatile bond yields on the sovereign debt of E.U. members. These factors, or market perceptions concerning such matters, could have an adverse effect on our business, financial condition and liquidity. In particular, in connection with certain of our Institutional Securities business segment activities, we have exposure to European peripheral countries, which are defined as exposures in Greece, Ireland, Italy, Portugal and Spain. At January 3, 2012, exposure before hedges to European peripheral countries was approximately $5,044 million and net exposure after hedges was approximately $3,056 million. Exposure includes obligations from sovereign governments, corporations, and financial institutions. In addition, at December 31, 2011, we had European peripheral country exposure for overnight deposits with banks of approximately $448 million. See “Quantitative and Qualitative Disclosure about Market Risk—Credit Risk—Country Risk Exposure—Select European Countries.”

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

Our debt ratings also can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as OTC derivative transactions, including credit derivatives and interest rate swaps. In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business segment, we may be required to provide additional collateral to certain counterparties in the event of a credit ratings downgrade. Our long-term credit ratings by Moody’s Investor Services, Inc (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”) are currently at different levels (commonly referred to as “split ratings”). At December 31, 2011, the amounts of additional collateral or termination payments that could be called by counterparties under the terms of such agreements in the event of a downgrade of our long-term credit rating under various scenarios were as follows: $919 million (A3 Moody’s/A- S&P); $3,989 million (Baa1 Moody’s/ BBB+ S&P); and $4,743 million (Baa2 Moody’s/BBB S&P). In addition, we are required to pledge additional collateral to certain exchanges and clearing organizations in the event of a credit rating downgrade. At December 31, 2011, the increased collateral requirement at certain exchanges and clearing organizations under various scenarios was $118 million (A3 Moody’s/A- S&P); $1,183 million (Baa1 Moody’s/ BBB+ S&P); and $1,775 million (Baa2 Moody’s/BBB S&P).

The rating agencies are continuing to monitor certain issuer specific factors that are important to the determination of our credit ratings including governance, the level and quality of earnings, capital adequacy, funding and liquidity, risk appetite and management, asset quality, strategic direction, and business mix. Additionally, the agencies will look at other industry-wide factors such as regulatory or legislative changes, macro-economic environment, and perceived levels of government support, and it is possible that they could downgrade our ratings and those of similar institutions. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Credit Ratings” in Part II, Item 7 herein.

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

Our ability to raise funding in the long-term or short-term debt capital markets or the equity markets, or to access secured lending markets, has in the past been, and could in the future be, adversely affected by conditions in the U.S. and international markets and economy. Global market and economic conditions have been particularly disrupted and volatile in recent years and continue to be, including as a result of the sovereign debt crisis in the E.U. In particular, our cost and availability of funding have been, and may in the future be, adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the U.S., the E.U. and other international markets and economies could adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

Market Risk.

Market risk refers to our exposure to adverse changes in the values of our portfolios and financial instruments due to changes in market prices or rates. For more information on how we monitor and manage market risk, see “Quantitative and Qualitative Disclosure about Market Risk” in Part II, Item 7A herein.

Our results of operations may be materially affected by market fluctuations and by global and economic conditions and other factors.

Our results of operations may be materially affected by market fluctuations due to global and economic conditions and other factors. Our results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including the effect of economic and political conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate markets; the impact of current, pending and future legislation (including the Dodd-Frank Act), regulation (including capital, leverage and liquidity requirements), and legal actions in the U.S. and worldwide; the level and volatility of equity, fixed income and commodity prices, interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to our unsecured short-term and long-term debt; investor sentiment and confidence in the financial markets; the performance of the Company’s acquisitions, joint ventures, strategic alliances or other strategic arrangements (including MSSB and with Mitsubishi UFJ Financial Group, Inc. (“MUFG”)); our reputation; inflation, natural disasters, and acts of war or terrorism; the actions and initiatives of current and potential competitors, as well as governments, regulators and self-regulatory organizations; and technological changes or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to our businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an impact on our ability to achieve our strategic objectives.

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

We may experience declines in the value of our financial instruments and other losses related to volatile and illiquid market conditions.

Market volatility, illiquid market conditions and disruptions in the credit markets have made it extremely difficult to value certain of our securities particularly during periods of market displacement. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could cause a decline in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

In addition, financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Under these extreme conditions, hedging and other risk management strategies may not be as effective at mitigating trading losses as they would be under more normal market conditions. Moreover, under these conditions market participants are particularly exposed to trading strategies employed by many market participants simultaneously and on a large scale, such as crowded trades. Our risk management and monitoring processes seek to quantify and mitigate risk to more extreme market moves. However, severe market events have historically been difficult to predict, as seen in recent years, and we could realize significant losses if extreme market events were to occur.

Holding large and concentrated positions may expose us to losses

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

We finance and acquire principal positions in a number of real estate and real estate-related products for our own account, for investment vehicles managed by affiliates in which we also may have a significant investment, for separate accounts managed by affiliates and for major participants in the commercial and residential real estate markets. At December 31, 2011, the consolidated statements of financial condition included amounts representing real estate investment assets of consolidated subsidiaries of approximately $2.0 billion, including noncontrolling interests of approximately $1.6 billion. In addition, we had contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to real estate investments of $0.8 billion at December 31, 2011.

We also originate loans secured by commercial and residential properties. Further, we securitize and trade in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate and commercial assets and products, including residential and commercial mortgage-backed securities. These businesses have been, and may continue to be, adversely affected by the downturn in the real estate sector. In connection with these activities, we have provided, or otherwise agreed to be responsible for, certain representations and warranties. Under certain circumstances, we may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. Between 2004 and December 31, 2011, we sponsored approximately $148 billion of residential mortgage-backed securities (“RMBS”) primarily containing U.S. residential loans. Of that amount, we made representations and warranties concerning approximately $47 billion of loans and agreed to be responsible for the representations and warranties made by third-party sellers, many of which are now insolvent, on approximately $21 billion of loans. At December 31, 2011, the current unpaid principal balance (“UPB”) for all the residential assets subject to such representations and warranties was approximately $23.5 billion and the cumulative losses associated with U.S. RMBS were approximately $10.5 billion. We did not make, or otherwise agree to be responsible, for the representations and warranties made by third party sellers on approximately $80 billion of residential loans that we securitized during that time period. We have not sponsored any U.S. RMBS transactions since 2007.

We have also made representations and warranties in connection with our role as an originator of certain commercial mortgage loans that we securitized in commercial mortgage-backed securities (“CMBS”). Between 2004 and 2010, we originated approximately $44 billion and $27 billion of U.S. and non-U.S. commercial mortgage loans, respectively, that were placed into CMBS sponsored by us. At December 31, 2011, the current UPB for all U.S. commercial mortgage loans subject to such representations and warranties was $35.2 billion. At December 31, 2011, the current UPB when known for all non-U.S. commercial mortgage loans, subject to such representations and warranties was approximately $13.9 billion and the UPB at the time of sale when the current UPB is not known was $0.4 billion.

Over the last several years, the level of litigation and investigatory activity focused on residential mortgage and credit crisis-related matters has increased materially in the financial services industry. As a result, we have been and expect that we may continue to become, the subject of increased claims for damages and other relief regarding residential mortgages and related securities in the future. We continue to monitor our real estate-related activities in order to manage our exposures and potential liability from these markets and businesses. See “Legal Proceedings—Residential Mortgage and Credit Crisis Related Matters” in Part I, Item 3 herein.

Credit Risk.

Credit risk refers to the risk of loss arising from borrower or counterparty default when a borrower, counterparty or obligor does not meet its obligations. For more information on how we monitor and manage credit risk, see “Quantitative and Qualitative Disclosure about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A herein.

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

A default by another large financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect us. See also “Systemic Risk Regime” under “Business—Supervision and Regulation” in Part I, Item 1 herein.

Operational Risk.

Operational risk refers to the risk of financial or other loss, or damage to a firm’s reputation, resulting from inadequate or failed internal processes, people, resources, systems or from other internal or external events (e.g., internal or external fraud, legal and compliance risks, damage to physical assets, security breaches, etc.). We may incur operational risk across our full scope of business activities, including revenue-generating activities (e.g., sales and trading), support functions (e.g., information technology and trade processing) or other strategic decisions (e.g., the integration of MSSB or other joint ventures, acquisitions or strategic alliances). Legal and compliance risk is included in the scope of operational risk and is discussed below under “Legal Risk.” For more information on how we monitor and manage operational risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Operational Risk” in Part II, Item 7A herein.

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

We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. In the event of a breakdown or improper operation of our or a third party’s systems or improper or unauthorized action by third parties or our employees, we could suffer financial loss, an impairment to our liquidity, a disruption of our businesses, regulatory sanctions or damage to our reputation.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ personal, confidential, proprietary or other information processed and stored in, and transmitted through, our computer systems. Furthermore, such events could cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations, which could result in reputational damage, litigation or regulatory fines or penalties not covered by insurance maintained by us, and adversely affect our business, financial condition or results of operations.

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

Like other major financial services firms, we are subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by regulators and exchanges in each of the major markets where we operate, and face the risk of investigations and proceedings by governmental and self-regulatory agencies in all countries in which we conduct our business. Interventions by authorities may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In addition to the monetary consequences, these measures could, for example, impact our ability to engage in, or impose limitations on, certain of our businesses. The number of these investigations and proceedings, as well as the amount of penalties and fines sought, has increased substantially in recent years with regard to many firms in the financial services industry, including us. Significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause us significant reputational harm, which could seriously harm our business. The Dodd-Frank Act also provides a bounty to whistleblowers who present the SEC with information related to securities laws violations that leads to a successful enforcement action. As a result of this bounty, it is possible we could face an increased number of investigations by the SEC.

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

For example, the Volcker Rule provision of the Dodd-Frank Act will have an impact on us, including potentially limiting various aspects of our business. Regulators have proposed regulations to implement the substantive Volcker Rule provisions and comments were due by February 13, 2012. It is unclear whether final rules will be in place by July 21, 2012 when the Volcker Rule is to become effective. Even with the publication of proposed rules, however, it is still too early to determine any additional limitations on the Company beyond the restriction on standalone proprietary trading. There remains considerable uncertainty about the interpretation of the proposed rules, and we are also unable to predict what the final version of the rules will be or the impact they may have on our businesses. We are closely monitoring regulatory developments related to the Volcker Rule, and when the regulations are final, we will be in a position to complete a review of our relevant activities and make plans to implement compliance with the Volcker Rule.

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

Substantial legal liability could materially adversely affect our business, financial condition or results of operations or cause us significant reputational harm, which could seriously harm our business. For example, recently, the level of litigation activity focused on residential mortgage and credit crisis related matters has increased materially in the financial services industry. As a result, we have been and expect that we may continue to become, the subject of increased claims for damages and other relief regarding residential mortgages and related securities in the future and there can be no assurance that additional material losses will not be incurred from residential mortgage claims that have not yet been notified to us or are not yet determined to be material. For more information regarding legal proceedings in which we are involved see “Legal Proceedings” in Part I, Item 3 herein.

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

In connection with the commodities activities in our Institutional Securities business segment, we engage in the production, storage, transportation, marketing and trading of several commodities, including metals (base and precious), agricultural products, crude oil, oil products, natural gas, electric power, emission credits, coal, freight, liquefied natural gas and related products and indices. In addition, we are an electricity power marketer in the U.S. and own electricity generating facilities in the U.S. and Europe; we own TransMontaigne Inc. and its subsidiaries, a group of companies operating in the refined petroleum products marketing and distribution business; and we own a minority interest in Heidmar Holdings LLC, which owns a group of companies that provide international marine transportation and U.S. marine logistics services. As a result of these activities, we are subject to extensive and evolving energy, commodities, environmental, health and safety and other governmental laws and regulations. In addition, liability may be incurred without regard to fault under certain environmental laws and regulations for the remediation of contaminated areas. Further, through these activities we are exposed to regulatory, physical and certain indirect risks associated with climate change. Our commodities business also exposes us to the risk of unforeseen and catastrophic events, including natural disasters, leaks, spills, explosions, release of toxic substances, fires, accidents on land and at sea, wars, and terrorist attacks that could result in personal injuries, loss of life, property damage, and suspension of operations.

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

We are engaged in discussions with the Federal Reserve regarding our commodities activities, as the BHC Act provides a grandfather exemption for “activities related to the trading, sale or investment in commodities and underlying physical properties,” provided that we were engaged in “any of such activities as of September 30, 1997 in the United States” and provided that certain other conditions that are within our reasonable control are satisfied. If the Federal Reserve were to determine that any of our commodities activities did not qualify for the BHC Act grandfather exemption, then we would likely be required to divest any such activities that did not otherwise conform to the BHC Act by the end of any extensions of the BHC Act grace period. See also “Scope of Permitted Activities” under “Business—Supervision and Regulation” in Part I, Item 1 herein.

We also expect the other laws and regulations affecting our commodities business to increase in both scope and complexity. During the past several years, intensified scrutiny of certain energy markets by federal, state and local authorities in the U.S. and abroad and the public has resulted in increased regulatory and legal enforcement, litigation and remedial proceedings involving companies engaged in the activities in which we are engaged. For example, the U.S. and the E.U. have increased their focus on the energy markets which has resulted in increased regulation of companies participating in the energy markets, including those engaged in power generation and liquid hydrocarbons trading. In addition, new regulation of OTC derivatives markets in the U.S. and similar legislation proposed or adopted abroad will impose significant new costs and impose new requirements on our commodities derivatives activities. We may incur substantial costs or loss of revenue in complying with current or future laws and regulations and our overall businesses and reputation may be adversely affected by the current legal environment. In addition, failure to comply with these laws and regulations may result in substantial civil and criminal fines and penalties.

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

We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our hedging strategies and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. Some of our methods of managing risk are based upon our use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. For example, market conditions over the last several years have involved unprecedented dislocations and highlight the limitations inherent in using historical information to manage risk. Management of market, credit, liquidity, operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Our trading risk management strategies and techniques also seek to balance our ability to profit from trading positions with our exposure to potential losses. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the timing of such outcomes. We may, therefore, incur losses in the course of our trading activities. For more information on how we monitor and manage market and certain other risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk” in Part II, Item 7A herein.

Competitive Environment.

We face strong competition from other financial services firms, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.

The financial services industry and all aspects of our businesses are intensely competitive, and we expect them to remain so. We compete with commercial banks, brokerage firms, insurance companies, sponsors of mutual funds, hedge funds, energy companies and other companies offering financial services in the U.S., globally and through the internet. We compete on the basis of several factors, including transaction execution, capital or access to capital, products and services, innovation, reputation, risk appetite and price. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by or merged into other firms or have declared bankruptcy. Such changes could result in our remaining competitors gaining greater capital and other resources, such as the ability to offer a broader range of products and services and geographic diversity. We have experienced and may continue to experience pricing pressures as a result of these factors and as some of our competitors seek to increase market share by reducing prices. For more information regarding the competitive environment in which we operate, see “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1 herein.

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

Our people are our most important resource and competition for qualified employees is intense. In order to attract and retain qualified employees, we must compensate such employees at market levels. Typically, those levels have caused employee compensation to be our greatest expense as compensation is highly variable and changes based on business and individual performance and market conditions. If we are unable to continue to attract and retain highly qualified employees, or do so at rates necessary to maintain our competitive position, or if compensation costs required to attract and retain employees become more expensive, our performance, including our competitive position, could be materially adversely affected. The financial industry has and may continue to experience more stringent regulation of employee compensation, including limitations relating to incentive-based compensation, clawback requirements and special taxation, which could have an adverse effect on our ability to hire or retain the most qualified employees.

International Risk.

We are subject to numerous political, economic, legal, operational, franchise and other risks as a result of our international operations which could adversely impact our businesses in many ways.

We are subject to political, economic, legal, tax, operational, franchise and other risks that are inherent in operating in many countries, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls, increased taxes and levies and other restrictive governmental actions, as well as the outbreak of hostilities or political and governmental instability. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in all cases.

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

The emergence of a disease pandemic or other widespread health emergency, or concerns over the possibility of such an emergency as well as natural disasters, terrorist activities or military actions, could create economic and financial disruptions in emerging markets and other areas throughout the world, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses around the world.

As a U.S. company, we are required to comply with the economic sanctions and embargo programs administered by OFAC and similar multi-national bodies and governmental agencies worldwide and the FCPA. A violation of a sanction or embargo program or of the FCPA or similar laws prohibiting certain payments to governmental officials, such as the U.K. Bribery Act, could subject us, and individual employees, to a regulatory enforcement action as well as significant civil and criminal penalties.

Acquisition and Joint Venture Risk.

We may be unable to fully capture the expected value from acquisitions, joint ventures, minority stakes and strategic alliances.

In connection with past or future acquisitions, joint ventures (including MSSB) or strategic alliances (including with MUFG), we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with clients, trading counterparties and business partners. In the case of joint ventures and minority stakes, we are subject to additional risks and uncertainties because we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

For example, the ownership arrangements relating to the Company’s joint venture in Japan with MUFG of their respective investment banking and securities businesses are complex. MUFG and the Company have integrated their respective Japanese securities businesses by forming two joint venture companies, MUMSS and MSMS. During the first quarter of 2011, the Company recorded a loss of $655 million arising from its 40% stake in MUMSS related to certain fixed income trading positions at MUMSS, which is a subsidiary of MUFG that is controlled and risk managed by MUFG. While MUFG contributed $370 million in capital to MUMSS in connection with the trading losses, additional losses could be incurred by MUMSS in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Japanese Securities Joint Venture” in Part II, Item 7 herein.

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

For more information regarding the regulatory environment in which we operate, see also “Business—Supervision and Regulation” in Part I, Item 1 herein.

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

Item 2. Properties.

The Company and its subsidiaries have offices, operations and data centers located around the world. The Company’s properties that are not owned are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. The Company believes the facilities it owns or occupies are adequate for the purposes for which they are currently used and are well maintained. The Company’s principal offices consist of the following properties:

Location	Owned/ Leased	Lease Expiration		Approximate Square Footage as of December 31, 2011(A)

U.S. Locations

1585 Broadway New York, New York (Global Headquarters and Institutional Securities Headquarters)	Owned	N/A		1,346,500 square feet

2000 Westchester Avenue Purchase, New York (Global Wealth Management Group Headquarters)	Owned	N/A		597,400 square feet

522 Fifth Avenue New York, New York (Asset Management Headquarters)	Owned	N/A		581,250 square feet

New York, New York (Several locations)	Leased	2012 – 2024		2,403,600 square feet

Brooklyn, New York (Several locations)	Leased	2012 – 2023		530,400 square feet

Jersey City, New Jersey (Several locations)	Leased	2012 – 2014		495,300 square feet

International Locations

20 Bank Street London (London Headquarters)	Leased	2038		546,500 square feet

Canary Wharf London (Several locations)	Leased(B)	2036		625,950 square feet

1 Austin Road West Kowloon (Hong Kong Headquarters)	Leased	2019		572,600 square feet

Sapporo’s Yebisu Garden Place, Ebisu, Shibuya-ku (Tokyo Headquarters)	Leased	2013	(C)	336,000 square feet

(A)	The indicated total aggregate square footage leased does not include space occupied by Morgan Stanley branch offices.
(B)	The Company holds the freehold interest in the land and building.
(C)	Option to return any amount of space up to the full space with six months prior notice.

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

Over the last several years, the level of litigation and investigatory activity focused on residential mortgage and credit crisis related matters has increased materially in the financial services industry. As a result, the Company expects that it may become the subject of increased claims for damages and other relief regarding residential mortgages and related securities in the future and, while the Company has identified below certain proceedings that the Company believes to be material, individually or collectively, there can be no assurance that additional material losses will not be incurred from residential mortgage claims that have not yet been notified to the Company or are not yet determined to be material.

Residential Mortgage and Credit Crisis Related Matters.

Regulatory and Governmental Matters.    The Company is responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass through certificates. These matters include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

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

On March 16, 2011, a purported class action, styled Coulter v. Morgan Stanley & Co. Incorporated et al., was filed in the SDNY asserting claims on behalf of participants in the Company’s 401(k) plan and employee stock ownership plan against the Company and certain current and former officers and directors for breach of fiduciary duties under ERISA. The complaint alleges, among other things, that defendants knew or should have known that from January 2, 2008 to December 31, 2008, the plans’ investment in Company stock was imprudent given the extraordinary risks faced by the Company and its common stock during that period. Plaintiffs are seeking, among other relief, class certification, unspecified compensatory damages, costs, interest and fees. On July 20, 2011, plaintiffs filed an amended complaint and on October 28, 2011, defendants filed a motion to dismiss the amended complaint.

On February 12, 2008, a plaintiff filed a purported class action, which was amended on November 24, 2008, naming the Company and certain present and former senior executives as defendants and asserting claims for violations of the securities laws. The amended complaint, which is styled Joel Stratte-McClure, et al. v. Morgan Stanley, et al., is currently pending in the SDNY. Subject to certain exclusions, the amended complaint asserts claims on behalf of a purported class of persons and entities who purchased shares of the Company’s common stock during the period June 20, 2007 to December 19, 2007 and who suffered damages as a result of such purchases. The allegations in the amended complaint relate in large part to the Company’s subprime and other mortgage related losses, but also include allegations regarding the Company’s disclosures, internal controls, accounting and other matters. Plaintiffs are seeking, among other relief, class certification, unspecified compensatory damages, costs, interest and fees. On April 27, 2009, the Company filed a motion to dismiss the amended complaint. On April 4, 2011, the court granted defendants’ motion to dismiss and granted plaintiffs leave to file an amended complaint with respect to certain of their allegations. On June 9, 2011, plaintiffs filed a second amended complaint in response to the court’s order of April 4, 2011. On August 8, 2011, defendants filed a motion to dismiss the second amended complaint.

On May 7, 2009, the Company was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), alleging, among other things, that the registration statements and offering documents related to the offerings of approximately $17 billion of mortgage pass through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs sought, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. This case, which was consolidated with an earlier lawsuit and is currently styled In re Morgan Stanley Mortgage Pass-Through Certificate Litigation, is pending in the SDNY. On August 17, 2010, the court dismissed the claims brought by the lead plaintiff, but gave a different plaintiff leave to file a second amended complaint. On September 10, 2010, that plaintiff, together with several new plaintiffs, filed a second amended complaint which purported to assert claims against the Company and others on behalf of a class of investors who purchased approximately $4.7 billion of mortgage pass through certificates issued in 2006 by seven trusts collectively containing residential mortgage loans. The second amended complaint asserted claims under Sections 11, 12 and 15 of the Securities Act, and alleged, among other things, that the registration statements and offering documents related to the offerings contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs sought, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On September 15, 2011, the court granted in part and denied in part the defendants’ motion to dismiss and granted the plaintiffs’ request to file another amended complaint. On September 29, 2011, the defendants moved for reconsideration of a portion of the court’s decision partially denying the motion to dismiss. On September 30, 2011, the plaintiffs filed a third amended complaint purporting to bring claims on behalf of a class of investors who purchased approximately $2.7 billion of mortgage pass through certificates issued in 2006 by five trusts. The defendants moved to dismiss the third amended complaint on October 17, 2011.

Beginning in 2007, the Company was named as a defendant in several putative class action lawsuits brought under Sections 11 and 12 of the Securities Act, related to its role as a member of the syndicates that underwrote offerings of securities and mortgage pass through certificates for certain non-Morgan Stanley related entities that have been exposed to subprime and other mortgage-related losses. The plaintiffs in these actions allege, among other things, that the registration statements and offering documents for the offerings at issue contained material misstatements or omissions related to the extent to which the issuers were exposed to subprime and other mortgage-related risks and other matters and seek various forms of relief including class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. The Company’s exposure to potential losses in these cases may be impacted by various factors including, among other things, the financial condition of the entities that issued or sponsored the securities and mortgage pass through certificates at issue, the principal amount of the offerings underwritten by the Company, the financial condition of co-defendants and the willingness and ability of the issuers (or their affiliates) to indemnify the underwriter defendants. Some of these cases, including In Re Washington Mutual, Inc. Securities Litigation, In re: Lehman Brothers Equity/Debt Securities Litigation and In re IndyMac Mortgage-Backed Securities Litigation, relate to issuers or sponsors (or their affiliates) that have filed for bankruptcy or have been placed into receivership.

In re: Lehman Brothers Equity/Debt Securities Litigation is pending in the SDNY and relates to several offerings of debt and equity securities issued by Lehman Brothers Holdings Inc. during 2007 and 2008. The Company underwrote approximately $232 million of the principal amount of the offerings at issue. On September 23, 2011, a group of underwriter defendants, including the Company, reached an agreement in principle with the class plaintiffs to settle the litigation. On December 15, 2011, the Court presiding over this action issued an order preliminarily approving the settlement. The settlement hearing is currently scheduled for April 12, 2012.

In re IndyMac Mortgage-Backed Securities Litigation is pending in the SDNY and relates to offerings of mortgage pass through certificates issued by seven trusts sponsored by affiliates of IndyMac Bancorp during 2006 and 2007. The Company underwrote over $1.4 billion of the principal amount of the offerings originally at issue. On June 21, 2010, the court granted in part and denied in part the underwriter defendants’ motion to dismiss the amended consolidated class action complaint. The Company underwrote approximately $46 million of the principal amount of the offerings at issue following the court’s June 21, 2010 decision. On May 17, 2010, certain putative plaintiffs filed a motion to intervene in the litigation in order to assert claims related to additional offerings. The principal amount of the additional offerings underwritten by the Company is approximately $1.2 billion. On June 21, 2011, the Company successfully opposed the motion to add the additional plaintiffs as to the Company. On July 20, 2011 and July 21, 2011, certain of the additional plaintiffs filed appeals in the United States Court of Appeals for the Second Circuit. The Company is opposing the appeals.

Luther, et al. v. Countrywide Financial Corporation, et al., pending in the Superior Court of the State of California, involves claims related to the Company’s role as an underwriter of various residential mortgage backed securities offerings issued by affiliates of Countrywide Financial Corporation. The amended complaint includes allegations that the registration statements and the offering documents contained false and misleading statements about the residential mortgage loans backing the securities. The Company underwrote approximately $6.3 billion of the principal amount of the offerings at issue. On January 6, 2010, the Court dismissed the case for lack of subject matter jurisdiction. On May 18, 2011, a California court of appeals reversed the dismissal and reinstated the complaint. On December 19, 2011, defendants moved to dismiss the complaint. On February 3, 2012, defendants moved to stay the case pending resolution of a securities class action brought by the same plaintiffs, styled Maine State Retirement System v. Countrywide Financial Corporation, et al., in the United States District Court for the Central District of California.

Other Litigation. On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a SIV called Cheyne Finance (the “Cheyne SIV”). The case is styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. and is pending in the SDNY. The complaint alleges, among other things, that the ratings assigned to the securities issued by the SIV were false and misleading because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the SIV. On September 2, 2009, the court dismissed all of the claims against the Company except for plaintiffs’ claims for common law fraud. On June 15, 2010, the court denied plaintiffs’ motion for class certification. On July 20, 2010, the court granted plaintiffs leave to replead their aiding and abetting common law fraud claims against the Company, and those claims were added in an amended complaint filed on August 5, 2010. On December 27, 2011, the court permitted plaintiffs to reinstate their causes of action for negligent misrepresentation and breach of fiduciary duty against the Company. The Company moved to dismiss these claims on January 10, 2012. On January 5, 2012, the court permitted plaintiffs to amend their complaint and assert a negligence claim against the Company. The amended complaint was filed on January 9, 2012 and the Company moved to dismiss the negligence claim on January 17, 2012. On January 23, 2012, the Company moved for summary judgment with respect to the fraud and aiding and abetting fraud claims. Plaintiffs have not alleged the amount of their alleged investments, and are seeking, among other relief, unspecified compensatory and punitive damages. There are 15 plaintiffs in this action asserting claims related to approximately $983 million of securities issued by the SIV.

On September 25, 2009, the Company was named as a defendant in a lawsuit styled Citibank, N.A. v. Morgan Stanley & Co. International, PLC, pending in the SDNY. The lawsuit relates to a credit default swap referencing the Capmark VI CDO, which was structured by Citibank, N.A. (“Citi N.A.”). At issue is whether, as part of the swap agreement, Citi N.A. was obligated to obtain the Company’s prior written consent before it exercised its rights to liquidate Capmark upon the occurrence of certain contractually-defined credit events. Citi N.A. is seeking approximately $245 million in compensatory damages plus interest and costs. On May 25, 2011, the court issued an order denying the Company’s motion for summary judgment and granting Citi N.A.’s cross motion for summary judgment. On June 27, 2011, the court entered a final judgment against the Company for approximately $269 million plus post-judgment interest, and the Company filed a notice of appeal with the United States Court of Appeals for the Second Circuit, which appeal is now pending.

On December 14, 2009, Central Mortgage Company (“CMC”) filed a complaint against the Company, in a matter styled Central Mortgage Company v. Morgan Stanley Mortgage Capital Holdings LLC, pending in the Court of Chancery of the State of Delaware. The complaint alleged that that Morgan Stanley Mortgage Capital Holdings LLC improperly refused to repurchase certain mortgage loans that CMC, as servicer, was required to repurchase from the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”). On November 4, 2011, CMC filed an amended complaint adding claims related to its purchase of servicing rights in connection with approximately $4.1 billion of residential loans deposited into RMBS trusts sponsored by the Company. The amended complaint asserts claims for breach of contract, quasi-contract, equitable and tort claims and seeks compensatory damages and equitable remedies, including rescission, injunctive relief, damages, restitution and disgorgement. On January 9, 2012, the Company moved to dismiss the amended complaint.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. An amended complaint was filed on September 28, 2010. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints were filed on June 10, 2010. The complaints allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On April 18, 2011, defendants in these actions filed an omnibus demurrer and motion to strike the amended complaints. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act, and overruled defendants’ demurrers with respect to all other claims.

On June 10, 2010, the Company was named as a new defendant in a pre-existing purported class action related to securities issued by a SIV called Rhinebridge plc (“Rhinebridge SIV”). The case is styled King County, Washington, et al. v. IKB Deutsche Industriebank AG, et al. and is pending in the SDNY. The complaint asserts claims for common law fraud and aiding and abetting common law fraud and alleges, among other things, that the ratings assigned to the securities issued by the SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the SIV. On July 15, 2010, the Company moved to dismiss the complaint. That motion was denied on October 29, 2010. On December 27, 2011, the court permitted plaintiffs to amend their complaint and assert causes of action for negligence, negligent misrepresentation, and breach of fiduciary duty against the Company. The amended complaint was filed on January 10, 2012 and the Company moved to dismiss the negligence, negligent misrepresentation, and breach of fiduciary duty claims on January 31, 2012. The case is pending before the same judge presiding over the litigation concerning the Cheyne SIV, described above. While reserving their ability to act otherwise, plaintiffs have indicated that they do not currently plan to file a motion for class certification. Plaintiffs have not alleged the amount of their alleged investments, and are seeking, among other relief, unspecified compensatory and punitive damages.

On July 9, 2010, Cambridge Place Investment Management Inc. filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaint asserts claims on behalf of certain clients of plaintiff’s affiliates and alleges that defendants made untrue statements and material omissions in the sale of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company was approximately $242 million. The complaint raises claims under the Massachusetts Uniform Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On February 11, 2011, Cambridge Place Investment Management Inc. filed a second complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts also styled Cambridge Place

Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. The complaint asserts claims on behalf of clients of plaintiff’s affiliates, and alleges that the defendants made untrue statements and material omissions in selling certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued or underwritten by the Company or sold to plaintiff’s affiliates’ clients by the Company was approximately $102 million. The complaint raises claims under the Massachusetts Uniform Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 14, 2011, plaintiffs filed an amended complaint in each action. On November 22, 2011, defendants filed a motion to dismiss the amended complaints.

On July 15, 2010, The Charles Schwab Corp. filed a complaint against the Company and other defendants in the Superior Court of the State of California, styled The Charles Schwab Corp. v. BNP Paribas Securities Corp., et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to one of plaintiff’s subsidiaries of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff’s subsidiary by the Company was approximately $180 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. Plaintiff filed an amended complaint on August 2, 2010. On September 22, 2011, defendants filed demurrers to the amended complaint. On October 13, 2011, plaintiff voluntarily dismissed its claims brought under the Securities Act. On January 27, 2012, the court, in a ruling from the bench, substantially overruled defendants’ demurrers.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated and is pending in the Supreme Court of the State of New York, New York County. The Complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On September 30, 2010, the Company filed a motion to dismiss the complaint. On February 28, 2011, the Court denied the Company’s motion to dismiss the complaint. On March 21, 2011, the Company appealed the order denying its motion to dismiss the complaint. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the Company’s motion to dismiss.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed two complaints against the Company and other defendants. One was filed in the Circuit Court of the State of Illinois and is styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The other was filed in the Superior Court of the State of California and is styled Federal Home Loan Bank of Chicago v. Bank of America Securities LLC, et al. The complaints allege that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in the two actions was approximately $203 million and $75 million respectively. The complaint filed in Illinois raises claims under Illinois law. The complaint filed in California raises claims under the federal securities laws, Illinois law and California law. Both complaints seek, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the Court presiding over Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. granted plaintiff leave to file an amended complaint. On May 27, 2011, defendants filed a motion to dismiss the amended complaint, which motion is currently pending. On September 15, 2011, plaintiff filed an amended complaint in Federal Home Loan Bank of Chicago v. Bank of America Securities LLC, et al. On December 1, 2011, defendants filed a demurrer to the amended complaint, which demurrer is currently pending.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $550 million. The complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts consumer protection act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts, and on June 22, 2011, plaintiff filed a motion to remand the case back to state court.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in New York State Supreme Court styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by the Company was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates. On September 9, 2011, plaintiffs filed an amended complaint. On October 14, 2011, defendants filed a motion to dismiss the amended complaint, which motion is currently pending.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates.

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

On September 2, 2011, the FHFA, as conservator for Freddie Mac, also filed a complaint against the Company and other defendants in the Supreme Court of the State of New York, styled Federal Housing Finance Agency, as Conservator v. General Electric Company et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Freddie Mac of residential mortgage pass through certificates with an original unpaid balance of approximately $549 million. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On October 6, 2011, defendants removed the action to the SDNY and on November 7, 2011, the FHFA moved to remand the action back to the Supreme Court of the State of New York.

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each is styled Federal Deposit

Insurance Corporation, as Receiver for Franklin Bank S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleges that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. The complaints each raise claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates.

On January 20, 2012, Sealink Funding Limited filed a complaint against the Company in the Supreme Court of the State of New York styled Sealink Funding Limited v. Morgan Stanley, et al. Plaintiff purports to be the assignee of claims of certain special purpose vehicles (“SPVs”) formerly sponsored by SachsenLB Europe. The complaint alleges that defendants made untrue statements and material omissions in the sale to the SPVs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold by the Company was approximately $556 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates.

On January 25, 2012, Dexia SA/NV and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of the State of New York styled Dexia SA/NV et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold to plaintiffs by the Company was approximately $680 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates.

On January 25, 2012, Bayerische Landesbank, New York Branch filed a complaint against the Company in the Supreme Court of the State of New York styled Bayerische Landesbank, New York Branch v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold to plaintiff by the Company was approximately $486 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates.

Other Matters. On a case-by-case basis the Company has entered into agreements to toll the statute of limitations applicable to potential civil claims related to RMBS, CDOs and other mortgage-related products and services when the Company has concluded that it is in its interest to do so.

On October 18, 2011, the Company received a letter from Gibbs & Bruns LLP (the “Law Firm”), which is purportedly representing a group of investment advisers and holders of mortgage pass through certificates issued by RMBS trusts that were sponsored or underwritten by the Company. The letter asserted that the Law Firm’s clients collectively hold 25% or more of the voting rights in 17 RMBS trusts sponsored or underwritten by the Company and that these trusts have an aggregate outstanding balance exceeding $6 billion. The letter alleged generally that large numbers of mortgages in these trusts were sold or deposited into the trusts based on false and/or fraudulent representations and warranties by the mortgage originators, sellers and/or depositors. The letter also alleged generally that there is evidence suggesting that the Company has failed prudently to service mortgage loans in these trusts. On January 31, 2012, the Law Firm announced that its clients hold over 25% of the voting rights in 69 RMBS trusts securing over $25 billion of RMBS sponsored or underwritten by the Company, and that its clients had issued instructions to the trustees of these trusts to open investigations into allegedly ineligible mortgages held by these trusts. The Law Firm’s press release also indicated that the Law Firm’s clients anticipate that they may provide additional instructions to the trustees, as needed, to further the investigations.

Shareholder Derivative Matter.

On February 11, 2010, a shareholder derivative complaint styled Security, Police and Fire Professionals of America Retirement Fund, et al. v. John J. Mack et al. was filed in the Supreme Court of the State of New York. The complaint is purportedly for the benefit of the Company, and is brought against certain current and former directors and officers of the Company, to recover damages for alleged acts of corporate waste, breaches of the duty of loyalty, and unjust enrichment based on the amount of compensation awarded to an undefined group of employees for fiscal years 2006, 2007 and 2009. The complaint seeks, among other relief, unspecified compensatory damages, restitution and disgorgement of compensation, benefits and profits, and institution of certain corporate governance reforms. On December 9, 2010, the court granted defendants’ motion to dismiss the complaint and on February 4, 2011, plaintiffs noticed an appeal of that dismissal, which appeal is pending.

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

The following matters were terminated during the quarter ended December 31, 2011:

In Re Washington Mutual, Inc. Securities Litigation, which had been pending in the United States District Court for the Western District of Washington, involved claims under the Securities Act related to three offerings by Washington Mutual Inc. in 2006 and 2007. The Company was one of several underwriters who participated in the offerings. The Company underwrote approximately $1.3 billion of the securities covered by the class certified by the court. On November 4, 2011, a final settlement among the parties was approved by the court.

Employees’ Retirement System of the Government of the Virgin Islands v. Morgan Stanley & Co. Incorporated, et al., which had been pending in the SDNY, involved claims for common law fraud and unjust enrichment against the Company related to the Libertas III CDO. On November 3, 2011, the Court dismissed the action with prejudice.

MBIA Insurance Corporation v. Morgan Stanley, et al. which had been pending in New York Supreme Court, Westchester County, involved claims for fraud, breach of contract and unjust enrichment against the Company related to MBIA Insurance Corporation’s (“MBIA’s”) contract to insure approximately $223 million of residential mortgage pass through certificates related a second lien securitization sponsored by the Company in June 2007. On December 13, 2011, the Company and MBIA entered into an agreement to settle this litigation and to resolve certain claims that the Company had against MBIA.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Morgan Stanley’s common stock trades on the NYSE under the symbol “MS.” As of February 23, 2012, the Company had 90,959 holders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.

The table below sets forth, for each of the last eight quarters, the low and high sales prices per share of the Company’s common stock as reported by Bloomberg Financial Markets and the amount of any cash dividends per share of the Company’s common stock declared by its Board of Directors for such quarter.

	Low Sale Price	High Sale Price	Dividends
2011:
Fourth Quarter	$11.58	$19.67	$0.05
Third Quarter	$12.49	$24.46	$0.05
Second Quarter	$21.76	$28.24	$0.05
First Quarter	$26.70	$31.04	$0.05
2010:
Fourth Quarter	$23.95	$27.77	$0.05
Third Quarter	$22.40	$28.05	$0.05
Second Quarter	$23.14	$32.29	$0.05
First Quarter	$26.15	$33.27	$0.05

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of the year ended December 31, 2011.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2011—October 31, 2011)
Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	83,427	$15.16	—	—
Month #2 (November 1, 2011—November 30, 2011)
Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	30,453	$15.91	—	—
Month #3 (December 1, 2011—December 31, 2011)
Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	239,301	$15.12	—	—
Total
Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	353,181	$15.20	—	—

(A)	On December 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $6 billion of the Company’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Company are subject to regulatory approval.
(B)	Includes: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee and director stock compensation plans) who exercised options; (2) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; (3) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units; and (4) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset the cash payment for fractional shares. The Company’s employee and director stock compensation plans provide that the value of the shares withheld, delivered or attested, shall be valued using the fair market value of the Company’s common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

***

Stock performance graph.    The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of the Company’s common stock, the S&P 500 Stock Index (“S&P 500”) and the S&P 500 Financials Index (“S5FINL”) for the last five years. The graph assumes a $100 investment at the closing price on December 29, 2006 and reinvestment of dividends on the respective dividend payment dates without commissions. Historical prices are adjusted to reflect the spin-off of Discover Financial Services completed on June 30, 2007. This graph does not forecast future performance of the Company’s common stock.

	MS	S&P 500	S5FINL
12/29/2006	$100.00	$100.00	$100.00
12/31/2007	$79.72	$103.53	$79.16
12/31/2008	$24.91	$63.69	$34.08
12/31/2009	$46.82	$78.62	$39.12
12/31/2010	$43.36	$88.67	$43.36
12/30/2011	$24.31	$88.67	$35.38

Item 6.	Selected Financial Data.

MORGAN STANLEY

SELECTED FINANCIAL DATA

(dollars in millions, except share and per share data)

	2011	2010	2009(1)(2)	Fiscal 2008	Fiscal 2007	One Month Ended December 31, 2008(2)
Income Statement Data:
Revenues:
Investment banking	$4,991	$5,122	$5,020	$4,057	$6,321	$196
Principal transactions:
Trading	12,392	9,406	7,723	6,083	1,843	(1,491)
Investments	573	1,825	(1,034)	(3,888)	3,328	(205)
Commissions and fees	5,379	4,947	4,233	4,443	4,654	213
Asset management, distribution and administration fees	8,502	7,919	5,841	4,839	5,486	292
Other	209	1,271	707	3,855	696	108

Total non-interest revenues	32,046	30,490	22,490	19,389	22,328	(887)

Interest income	7,264	7,311	7,477	38,928	61,256	1,089
Interest expense	6,907	6,414	6,687	36,226	57,124	1,138

Net interest	357	897	790	2,702	4,132	(49)

Net revenues	32,403	31,387	23,280	22,091	26,460	(936)

Non-interest expenses:
Compensation and benefits	16,403	15,923	14,331	11,759	15,981	578
Other	9,886	9,233	7,819	8,905	7,453	473

Total non-interest expenses	26,289	25,156	22,150	20,664	23,434	1,051

Income (loss) from continuing operations before income taxes	6,114	6,231	1,130	1,427	3,026	(1,987)
Provision for (benefit from) income taxes	1,418	754	(297)	132	719	(721)

Income (loss) from continuing operations	4,696	5,477	1,427	1,295	2,307	(1,266)
Discontinued operations(3):
Gain (loss) from discontinued operations	(175)	577	(114)	831	1,432	(22)
Provision for (benefit from) income taxes	(124)	352	(93)	348	490	(3)

Net gain (loss) from discontinued operations	(51)	225	(21)	483	942	(19)

Net income (loss)	4,645	5,702	1,406	1,778	3,249	(1,285)
Net income applicable to noncontrolling interests	535	999	60	71	40	3

Net income (loss) applicable to Morgan Stanley	$4,110	$4,703	$1,346	$1,707	$3,209	$(1,288)

Earnings (loss) applicable to Morgan Stanley common shareholders(4)	$2,067	$3,594	$(907)	$1,495	$2,976	$(1,624)

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations	$4,161	$4,478	$1,383	$1,262	$2,269	$(1,266)
Net gain (loss) from discontinued operations	(51)	225	(37)	445	940	(22)

Net income (loss) applicable to Morgan Stanley	$4,110	$4,703	$1,346	$1,707	$3,209	$(1,288)

	2011	2010	2009(1)(2)	Fiscal 2008	Fiscal 2007	One Month Ended December 31, 2008(2)
Per Share Data:
Earnings (loss) per basic common share(5):
Income (loss) from continuing operations	$1.28	$2.49	$(0.73)	$1.05	$2.08	$(1.60)
Net gain (loss) from discontinued operations	(0.03)	0.15	(0.04)	0.40	0.89	(0.02)

Earnings (loss) per basic common share	$1.25	$2.64	$(0.77)	$1.45	$2.97	$(1.62)

Earnings (loss) per diluted common share(5):
Income (loss) from continuing operations	$1.26	$2.45	$(0.73)	$1.01	$2.03	$(1.60)
Net gain (loss) from discontinued operations	(0.03)	0.18	(0.04)	0.38	0.87	(0.02)

Earnings (loss) per diluted common share	$1.23	$2.63	$(0.77)	$1.39	$2.90	$(1.62)

Book value per common share(6)	$31.42	$31.49	$27.26	$30.24	$28.56	$27.53
Dividends declared per common share	$0.20	$0.20	$0.17	$1.08	$1.08	$0.27

Balance Sheet and Other Operating Data:
Total assets	$749,898	$807,698	$771,462	$659,035	$1,045,409	$676,764
Total capital(7)	211,201	222,757	213,974	192,297	191,085	208,008
Long-term borrowings(7)	149,152	165,546	167,286	141,466	159,816	159,255
Morgan Stanley shareholders’ equity	62,049	57,211	46,688	50,831	31,269	48,753
Return on average common shareholders’ equity	3.9%	8.5%	N/M	3.4%	6.9%	N/M
Average common shares outstanding(4):
Basic	1,654,708,640	1,361,670,938	1,185,414,871	1,028,180,275	1,001,878,651	1,002,058,928
Diluted	1,675,271,669	1,411,268,971	1,185,414,871	1,073,496,349	1,024,836,645	1,002,058,928

N/M—Not Meaningful.

(1)	Information includes Morgan Stanley Smith Barney Holdings LLC effective May 31, 2009 (see Note 3 to the consolidated financial statements).
(2)	On December 16, 2008, the Board of Directors of the Company approved a change in the Company’s fiscal year-end from November 30 to December 31 of each year. This change to the calendar year reporting cycle began January 1, 2009. As a result of the change, the Company had a one-month transition period in December 2008.
(3)	Prior-period amounts have been recast for discontinued operations. See Notes 1 and 25 to the consolidated financial statements for information on discontinued operations.
(4)	Amounts shown are used to calculate earnings per basic and diluted common share.
(5)	For the calculation of basic and diluted earnings per common share, see Note 16 to the consolidated financial statements.
(6)	Book value per common share equals common shareholders’ equity of $60,541 million at December 31, 2011, $47,614 million at December 31, 2010, $37,091 million at December 31, 2009, $31,676 million at November 30, 2008, $30,169 million at November 30, 2007 and $29,585 million at December 31, 2008, divided by common shares outstanding of 1,927 million at December 31, 2011, 1,512 million at December 31, 2010, 1,361 million at December 31, 2009, 1,048 million at November 30, 2008, 1,056 million at November 30, 2007 and 1,074 million at December 31, 2008.
(7)	These amounts exclude the current portion of long-term borrowings and include junior subordinated debt issued to capital trusts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

See Notes 1 and 25 to the consolidated financial statements for a discussion of the Company’s discontinued operations.

The results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including the effect of economic and political conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate markets; the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital, leverage and liquidity requirements), and legal actions in the United States of America (“U.S.”) and worldwide; the level and volatility of equity, fixed income, and commodity prices and interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor sentiment and confidence in the financial markets; the performance of the Company’s acquisitions, joint ventures, strategic alliances or other strategic arrangements (including MSSB and with Mitsubishi UFJ Financial Group, Inc. (“MUFG”)); the Company’s reputation; inflation, natural disasters and acts of war or terrorism; the actions and initiatives of current and potential competitors as well as governments, regulators and self-regulatory organizations and technological changes; or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to the Company’s businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an impact on the Company’s ability to achieve its strategic objectives. For a further discussion of these and other important factors that could affect the Company’s business, see “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A, and “Other Matters” herein.

Executive Summary.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts).

	2011	2010	2009(1)
Net revenues:
Institutional Securities	$17,208	$16,169	$12,742
Global Wealth Management Group	13,423	12,636	9,390
Asset Management	1,887	2,685	1,294
Intersegment Eliminations	(115)	(103)	(146)

Consolidated net revenues	$32,403	$31,387	$23,280

Net income	$4,645	$5,702	$1,406
Net income applicable to noncontrolling interests	535	999	60

Net income applicable to Morgan Stanley	$4,110	$4,703	$1,346

Income (loss) from continuing operations applicable to Morgan Stanley:
Institutional Securities	$3,461	$3,766	$1,499
Global Wealth Management Group	665	519	283
Asset Management	35	205	(391)
Intersegment Eliminations	—	(12)	(8)

Income from continuing operations applicable to Morgan Stanley	$4,161	$4,478	$1,383

Amounts applicable to Morgan Stanley:
Income from continuing operations applicable to Morgan Stanley	$4,161	$4,478	$1,383
Net gain (loss) from discontinued operations applicable to Morgan Stanley(2)	(51)	225	(37)

Net income applicable to Morgan Stanley	$4,110	$4,703	$1,346

Earnings (loss) applicable to Morgan Stanley common shareholders	$2,067	$3,594	$(907)

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$1.28	$2.49	$(0.73)
Net gain (loss) from discontinued operations(2)	(0.03)	0.15	(0.04)

Earnings (loss) per basic common share(3)	$1.25	$2.64	$(0.77)

Earnings (loss) per diluted common share:
Income from continuing operations	$1.26	$2.45	$(0.73)
Net gain (loss) from discontinued operations(2)	(0.03)	0.18	(0.04)

Earnings (loss) per diluted common share(3)	$1.23	$2.63	$(0.77)

Regional net revenues(4):
Americas	$22,331	$21,477	$18,798
Europe, Middle East and Africa	6,761	5,590	2,486
Asia	3,311	4,320	1,996

Net revenues	$32,403	$31,387	$23,280

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	2011	2010	2009(1)
Average common equity (dollars in billions)(5):
Institutional Securities	$26.2	$17.7	$18.1
Global Wealth Management Group	7.6	6.8	4.6
Asset Management	2.2	2.1	2.2
Parent capital	18.4	15.5	8.1

Total from continuing operations	54.4	42.1	33.0
Discontinued operations	—	0.3	1.1

Consolidated average common equity	$54.4	$42.4	$34.1

Return on average common equity(5):
Institutional Securities(5)	7%	19%	N/A
Global Wealth Management Group	6%	7%	N/A
Asset Management	N/M	8%	N/A
Consolidated	4%	9%	N/M
Book value per common share(6)	$31.42	$31.49	$27.26
Tangible common equity(7)	$53,850	$40,667	$29,479
Tangible book value per common share(8)	$27.95	$26.90	$21.67
Effective income tax rate provision from continuing operations(9)	23.2%	12.1%	(26.2)%
Worldwide employees	61,899	62,542	60,494
Average liquidity (dollars in billions)(10):
Parent company liquidity	$78	$65	$61
Bank and other subsidiaries liquidity	99	94	93

Total liquidity	$177	$159	$154

Capital ratios at December 31, 2011, 2010 and 2009(11):
Total capital ratio	17.8%	16.0%	16.2%
Tier 1 common capital ratio	13.0%	10.2%	8.1%
Tier 1 capital ratio	16.6%	15.5%	15.2%
Tier 1 leverage ratio	6.8%	6.6%	5.8%
Consolidated assets under management or supervision (dollars in billions)(12):
Asset Management(13)	$287	$272	$259
Global Wealth Management Group	494	477	379

Total	$781	$749	$638

Institutional Securities:
Pre-tax profit margin(14)	27%	27%	10%
Global Wealth Management Group:
Global representatives(15)	17,649	18,440	18,284
Annualized revenues per global representative (dollars in thousands)(15)(16)	$744	$686	$664
Assets by client segment (dollars in billions):
$10 million or more	$510	$522	$453
$1 million to $10 million	709	707	637

Subtotal $1 million or more	1,219	1,229	1,090

$100,000 to $1 million	388	399	418
Less than $100,000	42	41	52

Total client assets	$1,649	$1,669	$1,560

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	2011	2010	2009(1)
Fee-based assets as a percentage of total client assets	30%	28%	24%
Client assets per global representative(15)(17)	$93	$91	$85
Global retail net new assets (dollars in billions)	$35.8	$22.9	$(15.3)
Global fee-based asset flows (dollars in billions)	$42.5	$32.7	$13.4
Bank deposits (dollars in billions)(18)	$111	$113	$112
Global retail locations	765	851	930
Pre-tax profit margin(14)	10%	9%	6%
Asset Management:
Assets under management or supervision (dollars in billions)	$287	$272	$259
Pre-tax profit margin(14)	13%	27%	N/M

N/M—Not Meaningful.

N/A—Not Applicable. Information is not comparable.

(1)	Information includes MSSB effective from May 31, 2009 (see Note 3 to the consolidated financial statements).
(2)	See Notes 1 and 25 to the consolidated financial statements for information on discontinued operations.
(3)	For the calculation of basic and diluted earnings per share (“EPS”), see Note 16 to the consolidated financial statements.
(4)	Regional net revenues include the impact of the fluctuation in the Company’s credit spreads and other credit factors (“Debt-Related Credit Spreads”) on certain of the Company’s long-term and short-term borrowings, primarily structured notes, (“Borrowings”) that are accounted for at fair value.
(5)	Average common equity is a non-Generally Accepted Accounting Principle (“GAAP”) financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance. The computation of average common equity for each business segment is determined using the Company’s Required Capital framework (“Required Capital Framework”), an internal capital adequacy measure (see “Liquidity and Capital Resources—Required Capital” herein). The Required Capital Framework will evolve over time to respond to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. The Company continues to evaluate the framework with respect to the impact of future regulatory requirements, as appropriate (see “Liquidity and Capital Resources—Regulatory Requirements” herein for further information on risk-based capital, leverage and liquidity standards, known as “Basel III,” which were proposed by the Basel Committee on Banking Supervision (the “Basel Committee”) in December 2009). The calculation of return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. For 2011, the negative adjustment related to the MUFG stock conversion (see “Executive Summary–Significant Items—MUFG Stock Conversion” herein) of $1,726 million was included in the calculation of the return on average common equity. Excluding this negative adjustment, the return on average common equity for 2011 would have been 12% for the Institutional Securities business segment; 8% for the Global Wealth Management Group business segment; and 1% for the Asset Management business segment. See “Liquidity and Capital Resource—Required Capital” herein for more information on the calculation of the average common equity by business segment. The effective tax rates used in the computation of business segment return on average common equity were determined on a separate entity basis. Excluding the effects of the aggregate discrete tax benefit for 2011, the return on average common equity for the Institutional Securities business segment would have been 5%, (see “Executive Summary—Significant Items” herein).
(6)	Book value per common share equals common shareholders’ equity of $60,541 million at December 31, 2011, $47,614 million at December 31, 2010 and $37,091 million at December 31, 2009 divided by common shares outstanding of 1,927 million at December 31, 2011, 1,512 million at December 31, 2010 and 1,361 million at December 31, 2009. Book value per common share in 2011 was reduced by approximately $2.61 per share as a result of the MUFG stock conversion (see “Significant Items—MUFG Stock Conversion” herein). Book value per common share in 2010 included a benefit of approximately $1.40 per share due to the issuance of 116 million shares of common stock in 2010 corresponding to the mandatory redemption of the junior subordinated debentures underlying $5.6 billion of equity units (see “Other Matters—Redemption of CIC Equity Units and Issuance of Common Stock” herein).
(7)	Tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. For a discussion of tangible common equity, see “Liquidity and Capital Resources—The Balance Sheet” herein.
(8)	Tangible book value per common share is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. Tangible book value per common share equals tangible common equity divided by period-end common shares outstanding.
(9)	For a discussion of the effective income tax rate, see “Executive Summary—Significant Items” herein.
(10)	For a discussion of average liquidity, see “Liquidity and Capital Resources—Liquidity and Trading Management—Global Liquidity Reserve” herein.
(11)

On December 30, 2011, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) formalized regulatory definitions for Tier 1 common capital and Tier 1 common capital ratio. The Company’s conformance to the Federal Reserve’s definition under the final rule reduced its Tier 1 common capital and Tier 1 common ratio by approximately $4.2 billion and 132 basis points, respectively, at December 31, 2011. The Company’s Total capital ratio, Tier 1 common capital ratio and Tier 1 capital ratio at December 31, 2010 and 2009 have also been adjusted based on revised guidance from the Federal Reserve about the Company’s capital treatment for over-the-counter (“OTC”) derivative collateral. For a discussion of Total capital ratio, Tier 1 common capital ratio, Tier 1 capital ratio and Tier 1 leverage ratio, see “Liquidity and Capital Resources—Regulatory Requirements” herein.

(12)	Revenues and expenses associated with these assets are included in the Company’s Global Wealth Management Group and Asset Management business segments.
(13)	Amounts exclude the Asset Management business segment’s proportionate share of assets managed by entities in which it owns a minority stake.
(14)	Pre-tax profit margin is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess operating performance. Percentages represent income from continuing operations before income taxes as a percentage of net revenues.
(15)	As the business finalizes the integration of its legacy Morgan Stanley and Smith Barney channels in 2012, it is harmonizing what were previously different job descriptions for various licensed roles involved in serving the Company’s clients. This adjustment will be reflected in the prospective reporting of global representative headcount as role definition differences are eliminated in the combined sales organization. Amounts represent global representative headcount and productivity metrics reflecting this adjustment.
(16)	Annualized net revenues per global representative for 2011, 2010 and 2009 equals Global Wealth Management Group’s net revenues divided by the quarterly weighted average global representative headcount for 2011, 2010 and 2009, respectively.
(17)	Client assets per global representative equal total period-end client assets divided by period-end global representative headcount.
(18)	Approximately $56 billion, $55 billion and $54 billion of the bank deposit balances at December 31, 2011, 2010 and 2009, respectively, are held at Company-affiliated depositories with the remainder held at Citigroup, Inc. (“Citi”) affiliated depositories. These deposit balances are held at certain of the Company’s Federal Deposit Insurance Corporation (the “FDIC”) insured depository institutions for the benefit of the Company’s clients through their accounts. For additional information regarding the Company’s deposits, see Note 10 to the consolidated financial statements and “Liquidity and Capital Resources—Funding Management—Deposits” herein.

Global Market and Economic Conditions.

During 2011, global market and economic conditions were negatively impacted by concerns about the sovereign debt crisis in Europe, the U.S. federal debt ceiling and slower economic growth. Global equity markets were volatile in 2011 as investors reacted to slowing global economic growth and the deepening sovereign debt crisis in the European region.

In the U.S., the Dow Jones Industrial Index rose 5.5%; however, most of the other major equity market indices ended 2011 lower compared with the beginning of the year, primarily due to investors’ anxiety about the continued European sovereign debt crisis, a U.S. economy facing the prospect of a double-dip recession and signs of slowing economies in emerging markets. Despite the slowing growth in foreign economies and strains in global financial markets, U.S. economic activity expanded moderately in 2011. Conditions in the labor market improved modestly as the unemployment rate decreased to 8.5% at December 31, 2011 from 9.4% at December 31, 2010. However, certain sectors of the residential real estate market and investments in commercial real estate projects remained challenged in 2011. Growth in consumer spending accelerated in the second half of the year. Inflation rose during the first half of 2011 and moderated during the second half of 2011, primarily reflecting lower prices for certain commodities and imported goods. Concerns about weakening crude oil demand due to slowing economic recovery contributed to a drop in prices of oil and other commodities in the second half of 2011. The U.S. federal debt ceiling, the need for deficit reductions, unbalanced budgets and underfunded public pension liabilities remained critical focus items at the federal, state and local levels of government during 2011. The Federal Open Market Committee (“FOMC”) of the Federal Reserve kept key interest rates at historically low levels, and at December 31, 2011, the federal funds target rate was between zero and 0.25%, and the discount rate was 0.75%. In an effort to lower long-term interest rates and to support economic growth, in September 2011 the FOMC began to purchase $400 billion of U.S. Treasury securities with maturities between six and 30 years and to sell an equal amount of Treasury securities with maturities of three years or less. In January 2012, the FOMC announced that key interest rates will likely remain at historically low levels at least through late 2014.

In Europe, real gross domestic product growth remained moderate in 2011. Major European equity market indices ended 2011 lower compared with the beginning of the year, primarily due to adverse economic developments, including investors’ growing concerns about the sovereign debt crisis, especially in Greece,

Ireland, Italy, Portugal and Spain (the “European Peripherals”), and the sovereign debt exposures in the European banking system. The euro area unemployment rate increased to 10.4% at December 31, 2011 from 10.0% a year ago. At December 31, 2011, the European Central Bank’s (“ECB”) benchmark interest rate was 1.00%, and the Bank of England’s (“BOE”) benchmark interest rate was 0.50%, both of which were unchanged from a year ago. In 2011, the BOE increased the size of its quantitative easing program by £75 billion to £275 billion in order to inject further monetary stimulus into the economy in the United Kingdom (“U.K.”). To stabilize the European banking system during the sovereign debt crisis, the ECB initiated a number of actions during the fourth quarter of 2011. The ECB made longer-term loans available to banks in exchange for posting of adequate collateral in October and December of 2011 for maturities up to 13 months, ensuring that European banks have unlimited financing into 2013. Starting in November 2011, the ECB also bought €40 billion in European bank bonds backed by mortgages and other assets, known as covered bonds, a key source of funds for banks. On October 27, 2011, leaders of 17 European Union countries announced a financial relief plan that involves a write-off of certain sovereign debt by European banks and other measures aimed to resolve the European sovereign debt crisis. In December 2011, European leaders agreed to sign an inter-government treaty that would require them to enforce stricter fiscal and financial discipline in their future budgets. In January and February 2012, rating agencies downgraded the credit ratings for several euro-zone countries.

In Asia, major stock markets closed out 2011 sharply lower compared with the beginning of the year, primarily due to investors’ concerns over the sovereign debt crisis in Europe and slowing economic growth in Asia. Japan’s economy continued to recover from the adverse impact of the earthquake and tsunami in March of 2011. In 2011, the Bank of Japan enhanced monetary easing by increasing the size of the asset purchase program to 50 trillion yen from 40 trillion yen. Japan’s benchmark interest rate remained within a range of zero to 0.1% during 2011. China’s gross domestic product growth moderated during 2011 as import and export growth slowed sharply after domestic tightening measures and global economic turmoil impacted consumption. To combat rising inflation, the People’s Bank of China (the “PBOC”) raised benchmark interest rates by 0.25% three times in 2011. In December 2011, in order to stimulate the Chinese economy, the PBOC cut its bank reserve requirement by 0.5%.

Overview of 2011 Financial Results.

Consolidated Results.    The Company recorded net income applicable to Morgan Stanley of $4,110 million on net revenues of $32,403 million in 2011, compared with $4,703 million of net income applicable to Morgan Stanley and net revenues of $31,387 million in 2010.

Net revenues in 2011 included positive revenue of $3,681 million, or $1.34 per diluted share, due to the impact of the widening of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, compared with negative revenues of $873 million in 2010 due to the impact of the tightening of the Company’s Debt-Related Credit Spreads on Borrowings that were accounted for at fair value. Results for 2011 included the settlement with MBIA Insurance Corporation (“MBIA”), which resulted in a pre-tax loss of approximately $1.7 billion. In addition, the Company recorded a pre-tax loss of approximately $783 million arising from its 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”). See “Executive Summary—Significant Items—Income Tax Benefits,” “Executive Summary—Significant Items—Japanese Securities Joint Venture,” and “Executive Summary—Significant Items—Monoline Insurers,” herein. Non-interest expenses increased 5% to $26,289 million in 2011. Non-compensation expenses increased 7% in 2011.

Diluted EPS and diluted EPS from continuing operations were $1.23 and $1.26 in 2011, respectively, compared with $2.63 and $2.45, respectively, in 2010. The earnings per share calculation for 2011 included a negative adjustment of approximately $1.7 billion, or $0.98 per diluted share (calculated using 1.79 billion diluted average shares outstanding under the if-converted method), related to the conversion of MUFG’s outstanding Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (“Series B Preferred Stock”) into the Company’s common stock. See “Executive Summary—Significant Items—MUFG Stock Conversion” herein.

The Company’s effective tax rates from continuing operations were 23.2% and 12.1% for 2011 and 2010, respectively. The effective tax rates included aggregate discrete tax benefits of $484 million and $997 million for 2011 and 2010, respectively. Excluding these discrete tax benefits, the effective tax rates from continuing operations in 2011 and 2010 would have been 31.1% and 28.1%, respectively. The increase in the effective tax rate is primarily reflective of the geographic mix of earnings. For further discussion of the current and prior year discrete tax benefits, see “Executive Summary—Significant Items—Income Tax Benefits” herein.

Institutional Securities.    Income from continuing operations before income taxes was $4,585 million in 2011 compared with $4,372 million in 2010. Net revenues were $17,208 million in 2011 compared with $16,169 million in 2010. Investment banking revenues for 2011 decreased 2% to $4,228 million from 2010, reflecting lower revenues from equity and fixed income underwriting transactions, partially offset by higher advisory revenues. Investment banking revenues were also impacted by the contribution in 2010 of the majority of the Company’s Japanese investment banking business as a result of a transaction with MUFG (see “Other Matters—Japanese Securities Joint Venture” herein). Equity sales and trading revenues increased 40% to $6,770 million in 2011. The increase was due to higher revenues, primarily reflecting higher levels of client activity, higher average client balances and positive revenue of $619 million due to the impact of the widening of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value compared with negative revenue of approximately $121 million in 2010 due to the impact of the tightening of the Company’s Debt-Related Credits Spreads on Borrowings that were accounted for at fair value. Fixed income and commodities sales and trading revenues increased 27% to $7,507 million in 2011 compared with $5,900 million in 2010. Results in 2011 included positive revenue of $3,062 million due to the impact of the widening of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, compared with negative revenues of $703 million in 2010 due to the impact of the tightening of the Company’s Debt-Related Credit Spreads on Borrowings that were accounted for at fair value. Fixed income revenues were negatively impacted by losses of $1,838 million from Monoline Insurers (“Monolines”) compared with losses of $865 million in 2010. The results in 2011 included the $1.7 billion settlement with MBIA (see “Executive Summary—Significant Items—Monoline Insurers,” herein). The results in 2011 also included approximately $600 million primarily related to the release of credit valuation adjustments upon the restructuring of certain derivatives transactions which decreased its exposure to the European Peripherals. Other sales and trading net losses of $1.3 billion primarily reflected losses associated with corporate lending activity and costs related to liquidity held. Principal transactions net investment gains of $239 million were recognized in 2011 compared with net investment gains of $809 million in 2010. Other losses of $207 million were recognized in 2011 compared with other revenues of $766 million in 2010. In 2011, pre-tax losses of approximately $783 million were from the Company’s 40% stake in MUMSS, partially offset by gains from the Company’s retirement of its debt. Non-interest expenses increased 7% and Compensation and benefits expenses increased 3% in 2011. Non-compensation expenses increased 12% in 2011, which included a 44% increase in Other expenses. The increase in Other expenses was primarily due to the initial costs of $130 million associated with Morgan Stanley Huaxin Securities Company Limited, and a charge of $59 million due to the bank levy on relevant liabilities and equities on the consolidated balance sheets of “U.K. Banking Groups,” at December 31, 2011 as defined under the bank levy legislation enacted by the U.K. government in July 2011 (see “Executive Summary—Significant Items—U.K. Matters” herein for further information).

Global Wealth Management Group.    Income from continuing operations before income taxes was $1,276 million in 2011 compared with $1,156 million in 2010. Net revenues were $13,423 million in 2011 compared with $12,636 million in 2010. Investment banking revenues decreased 9% to $750 million in 2011, primarily due to lower equity and fixed income underwriting activities. Principal transactions trading revenues decreased 14% to $1,122 million in 2011, primarily due to losses related to investments associated with certain employee deferred compensation plans and lower revenues from corporate equity and fixed income securities, government securities and structured notes, partially offset by higher revenues from municipal securities, derivatives and unit trusts. Asset management, distribution and administration fees increased 8% to $6,884 million in 2011, primarily due to higher fee-based revenues, partially offset by lower revenues as a result of the change in classification of the fees generated by the bank deposit program. Net interest increased 32% to $1,483 million in 2011, primarily resulting from an increase in Interest income due to interest on the securities available for sale portfolio and mortgages and the change in classification of the fees generated by the bank deposit program. Other revenues increased 22% to $410 million in 2011, primarily due to gains on sales of securities available for sale. Non-interest expenses increased 6% to $12,147 million in 2011.

Asset Management.    Income from continuing operations before income taxes was $253 million in 2011 compared with $718 million in 2010. Net revenues were $1,887 million in 2011 compared with $2,685 million in 2010. Principal transactions net investment gains were $330 million in 2011 compared with gains of $996 million in 2010. The decrease in 2011 was primarily related to lower net gains in the Company’s Merchant Banking and Traditional Asset Management businesses, including certain investments associated with the Company’s employee deferred compensation and co-investment plans, as well as lower net investment gains associated with certain consolidated real estate funds sponsored by the Company. Asset management, distribution and administration fees decreased 3% to $1,582 million in 2011, primarily reflecting lower performance fees and fund management and administration fees, primarily due to the absence of FrontPoint Partners LLC (“FrontPoint”) for ten months of the current year. Non-interest expenses decreased 17% to $1,634 million in 2011, primarily reflecting a decrease in compensation expenses.

Significant Items.

Morgan Stanley Debt.    Net revenues reflected positive revenues of $3,681 million in 2011 and negative revenues of $873 million and $5.5 billion in 2010 and 2009, respectively, related to the impact of changes in the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value.

In addition, in 2011, 2010 and 2009, the Company recorded gains (losses) of approximately $155 million, $(27) million and $491 million, respectively, related to the Company’s retirement of its debt. The results in 2009 also reflected the amortization of the value of the de-designated hedges related to the Company’s retirement of its debt.

Monoline Insurers.    The results for 2011 included losses of $1,838 million related to the Company’s counterparty credit exposures to Monolines, principally MBIA, compared with losses of $865 million in 2010 and $232 million in 2009.

On December 13, 2011, the Company announced a comprehensive settlement with MBIA. The settlement terminated outstanding credit default swap (“CDS”) protection purchased from MBIA on commercial mortgage-backed securities (“CMBS”) and resolved pending litigation between the two parties for consideration of a net cash payment to the Company. The pre-tax loss on the settlement, which was recorded as a reduction to Fixed income and commodities revenue, approximated $1.7 billion ($1.1 billion after-tax) in the fourth quarter of 2011. The settlement has the effect of significantly reducing risk-weighted assets under the Basel Committee’s proposed Basel III framework, thereby increasing the pro forma Tier 1 common ratio under Basel III by approximately 75 basis points by the end of 2012. The pro forma Tier 1 common capital ratio under Basel III is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. The Basel III estimates are preliminary and may change based on guidelines for implementation to be issued by the Federal Reserve. Under current Basel I standards, the Tier 1 common ratio was reduced by approximately 20 basis points.

MUFG Stock Conversion.    On June 30, 2011, MUFG’s outstanding Series B Preferred Stock with a face value of $7.8 billion (carrying value $8.1 billion) and a 10% dividend was converted into 385,464,097 shares of the Company’s common stock, including approximately 75 million shares resulting from the adjustment to the conversion ratio pursuant to the transaction agreement. As a result of the adjustment to the conversion ratio, the Company incurred a one-time, non-cash negative adjustment of approximately $1.7 billion in its calculation of basic and diluted earnings per share during 2011. As a result of the conversion, MUFG did not receive the previously declared dividend that otherwise would have been payable on July 15, 2011 with respect to the Series B Preferred Stock.

Japanese Securities Joint Venture.    During 2011 and 2010, the Company recorded losses of $783 million and $62 million, respectively, within Other revenues in the consolidated statements of income, arising from the Company’s 40% stake in MUMSS (see Note 24 to the consolidated financial statements). See “Other Matters—Japanese Securities Joint Venture” herein for further information.

Corporate Lending.    The Company recorded the following amounts primarily associated with loans and lending commitments carried at fair value within the Institutional Securities business segment (see “Business Segments—Institutional Securities—Sales and Trading Revenues” herein):

	2011(1)	2010(1)	2009(1)
	(dollars in billions)
Gains (losses) on loans and lending commitments	$(0.8)	$0.3	$4.0
Gains (losses) on hedges	0.1	(0.7)	(3.2)

Total gains (losses)	$(0.7)	$(0.4)	$0.8

(1)	Amounts include realized and unrealized gains (losses).

European Peripheral Countries.    On December 22, 2011, the Company entered into agreements to restructure certain derivative transactions which decreased its exposure to the European Peripherals. As a result, the Company’s results included approximately $600 million related primarily to the release of credit valuation adjustments associated with the transactions, reported within Principal transactions—Trading in the consolidated statement of income (see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Country Risk Exposure,” herein).

Real Estate Investments.    The Company recorded gains (losses) in the following business segments related to real estate investments. These amounts exclude investments associated with certain deferred compensation and employee co-investment plans.

	2011	2010	2009
	(dollars in billions)
Institutional Securities:
Continuing operations(1)	$0.6	$0.2	$(0.8)
Discontinued operations(2)	—	(1.2)	—

Total Institutional Securities	0.6	(1.0)	(0.8)
Asset Management:
Continuing operations(3)	0.2	0.5	(0.5)
Discontinued operations(2)	—	—	(0.6)

Total Asset Management	0.2	0.5	(1.1)
Amounts applicable to noncontrolling interests	0.2	0.5	—

Total	$0.6	$(1.0)	$(1.9)

(1)	Amounts for 2011 include a tax benefit related to Revel Entertainment Group, LLC (“Revel”) (see “Executive Summary—Significant Items—Income Tax Benefits” herein), and net realized and unrealized gains (losses) from the Company’s limited partnership investments in real estate funds.
(2)	On February 17, 2011, the Company completed the sale of Revel. The results of Revel are reported as discontinued operations within the Institutional Securities business segment for all periods presented through the date of sale. In the Asset Management business segment, the amount related to the disposition of Crescent Real Estate Equities Limited Partnership (“Crescent”), which was disposed of in the fourth quarter of 2009. See Notes 1 and 25 to the consolidated financial statements.
(3)	Gains (losses) related to net realized and unrealized gains (losses) from real estate limited partnership investments in the Company’s Real Estate Investing business and are reflected in Principal transactions—Investments in the consolidated statements of income. Amounts also include net gains associated with the Company’s investment in Infrastructure funds.

See “Other Matters—Real Estate” herein for further information.

Income Tax Benefits.    In 2011, the Company recognized a discrete tax benefit of $447 million from the remeasurement of a deferred tax asset and the reversal of a related valuation allowance. The deferred tax asset and valuation allowance were recognized in income from discontinued operations in 2010 in connection with the recognition of a $1.2 billion loss due to writedowns and related costs following the Company’s commitment to a plan to dispose of Revel. The Company recorded the valuation allowance because the Company did not believe it was more likely than not that it would have sufficient future net capital gain to realize the benefit of the expected capital loss to be recognized upon the disposal of Revel. During the quarter ended March 31, 2011, the disposal of Revel was restructured as a tax-free like kind exchange and the disposal was completed. The restructured transaction changed the character of the future taxable loss to ordinary. The Company reversed the valuation allowance because the Company believes it is more likely than not that it will have sufficient future ordinary taxable income to recognize the recorded deferred tax asset. In accordance with the applicable accounting literature, this reversal of a previously established valuation allowance due to a change in circumstances was recognized in income from continuing operations during the quarter ended March 31, 2011. Additionally, in 2011 the Company recognized a discrete tax benefit of $137 million related to the reversal of U.S. deferred tax liabilities associated with prior-years’ undistributed earnings of certain non-U.S. subsidiaries that were determined to be indefinitely reinvested abroad, and a discrete tax cost of $100 million related to the remeasurement of Japan deferred tax assets as a result of a decrease in the local statutory income tax rates starting in 2012.

In 2010, the Company recognized discrete tax benefits of $382 million related to the reversal of U.S. deferred tax liabilities associated with prior-years’ undistributed earnings of certain non-U.S. subsidiaries that were determined to be indefinitely reinvested abroad, $345 million associated with the remeasurement of net unrecognized tax benefits and related interest based on new information regarding the status of federal and state examinations, and $277 million associated with the planned repatriation of non-U.S. earnings at a cost lower than originally estimated.

Huaxin Securities Joint Venture.    In June 2011, the Company and Huaxin Securities Co., Ltd. (“Huaxin Securities”) (also known as China Fortune Securities Co., Ltd.) jointly announced the operational commencement of their securities joint venture in China. During 2011, the Company recorded initial costs of $130 million related to the formation of this joint venture in Other expenses in the consolidated statement of income.

The joint venture, Morgan Stanley Huaxin Securities Company Limited, is registered and principally located in Shanghai. Huaxin Securities holds a two-thirds interest in the joint venture while the Company owns a one-third interest. The establishment of the joint venture allows the Company to further build on its established onshore businesses in China. The joint venture’s businesses include underwriting and sponsorship of shares in the domestic China market (including A shares and foreign investment shares) as well as underwriting, sponsorship and principal trading of bonds (including government and corporate bonds).

OIS Fair Value Measurement.    In the fourth quarter of 2010, the Company began using the overnight indexed swap (“OIS”) curve as an input to value its collateralized interest rate derivative contracts. During the fourth quarter of 2011, the Company recognized a pre-tax loss of approximately $108 million in Principal transactions—Trading upon application of the OIS curve to certain additional fixed income products within the Institutional Securities business segment. Previously, the Company discounted these contracts based on the London Interbank Offered Rate (“LIBOR”). At December 31, 2011, substantially all of the Company’s collateralized derivative contracts were valued using the OIS curve. The Company recognized a pre-tax gain of approximately $176 million in the fourth quarter of 2010 in Principal transactions—Trading upon the initial application of the OIS curve.

U.K. Matters.    In July 2011, the U.K. Government enacted legislation imposing a bank levy on relevant liabilities and equities at December 31, 2011 on the consolidated balance sheets of banks and banking groups operating in the U.K. The Company has accrued a levy charge of $59 million for the year ended December 31, 2011. The levy is not deductible for U.K. corporation tax purposes. During 2010, the Company recognized a charge of approximately $272 million in Compensation and benefits expense relating to the U.K. government’s payroll tax on discretionary above-base compensation.

Goodwill and Intangibles.    Impairment charges related to goodwill and intangible assets were $7 million, $201 million and $16 million in 2011, 2010 and 2009, respectively. The impairment charges for 2010 included $193 million related to FrontPoint. See Note 9 to the consolidated financial statements.

Mortgage-Related Trading.    The Company recorded mortgage-related trading gains (losses) primarily related to commercial mortgage-backed securities, U.S. subprime mortgage proprietary trading exposures and non-subprime residential mortgages of $1.2 billion and $(0.6) billion in 2010 and 2009, respectively.

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

Gain on Sale of Retail Asset Management.    On June 1, 2010, the Company completed the sale of substantially all of its retail asset management business (“Retail Asset Management”), including Van Kampen Investments, Inc. (“Van Kampen”), to Invesco Ltd. (“Invesco”). The Company received $800 million in cash and approximately 30.9 million shares of Invesco stock upon sale, resulting in a cumulative after-tax gain of $710 million, of which $28 million and $570 million were recorded in 2011 and 2010, respectively. The remaining gain, representing tax basis benefits, was recorded in the quarter ended December 31, 2009. The results of Retail Asset Management are reported as discontinued operations within the Asset Management business segment for all periods presented through the date of sale. The Company recorded the 30.9 million shares as securities available for sale and subsequently sold the shares in the fourth quarter of 2010, resulting in a realized gain of approximately $102 million reported within Other revenues in the consolidated statement of income for 2010.

Sale of Stake in CICC.    In December 2010, the Company completed the sale of its 34.3% stake in China International Capital Corporation (“CICC”) for a pre-tax gain of approximately $668 million, which is included within Other revenues in the consolidated statements of income for 2010. See Note 24 to the consolidated financial statements.

Sale of Bankruptcy Claims.    In 2009, the Company recorded a gain of $319 million related to the sale of undivided participating interests in a portion of the Company’s claims against a derivative counterparty that filed for bankruptcy protection (see Note 18 to the consolidated financial statements).

MSCI.    In May 2009, the Company divested all of its remaining ownership interest in MSCI Inc. (“MSCI”). The gain on sale, net of taxes, was approximately $279 million related to the secondary offerings for 2009. The results of MSCI are reported as discontinued operations for all periods presented through the date of sale. The results of MSCI were formerly included in the continuing operations of the Institutional Securities business segment.

Business Segments.

Substantially all of the Company’s operating revenues and operating expenses can be directly attributed to its business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective revenues or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the Company’s consolidated results. Intersegment Eliminations also reflect the effect of fees paid by the Institutional Securities business segment to the Global Wealth Management Group business segment related to the bank deposit program. The Company did not recognize any Intersegment Elimination gains or losses in 2011. Losses from continuing operations before income taxes recorded in Intersegment Eliminations were $15 million and $11 million in 2010 and 2009, respectively.

Net Revenues.

Principal Transactions—Trading.    Principal transactions—Trading revenues include revenues from customers’ purchases and sales of financial instruments in which the Company acts as principal and gains and losses on the Company’s positions, as well as proprietary trading activities for its own account. Principal transactions—Trading revenues includes the realized gains and losses from sales of cash instruments and derivative settlements, unrealized gains and losses from ongoing fair value changes of the Company’s positions related to market-making activities, and gains and losses related to investments associated with certain employee deferred compensation plans. In many markets, the realized and unrealized gains and losses from the purchase and sale transactions will include any spreads between bids and offers. Certain fees received on loans carried at fair value and dividends from equity securities are also recorded in this line item since they relate to market-making positions. Commissions received for purchasing and selling listed equity securities and options are recorded separately in the Commissions and fees line item. Other cash and derivative instruments typically do not have fees associated with them and fees for related services would be recorded in Commissions and fees.

Principal Transactions—Investments.    The Company’s investments generally are held for long-term appreciation and generally are subject to significant sales restrictions. Estimates of the fair value of the investments may involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions. In some cases, such investments are required or are a necessary part of offering other products. The revenues recorded are the result of realized gains and losses from sales and unrealized gains and losses from ongoing fair value changes of the Company’s holdings as well as from investments associated with certain employee deferred compensation plans. Typically, there are no fee revenues from these investments. The sales restrictions on the investments relate primarily to redemption and withdrawal restrictions on investments in real estate funds, hedge funds, and private equity funds, which include investments made in connection with certain employee deferred compensation plans (see Note 4 to the consolidated financial statements). Restrictions on interests in exchanges and clearinghouses generally include a requirement to hold those interests for the period of time that the Company is clearing trades on that exchange or clearinghouse. Additionally, there are certain principal investments related to assets held by consolidated real estate funds, which are primarily related to holders of noncontrolling interests.

Commissions and Fees.    Commission and fee revenues primarily arise from agency transactions in listed and OTC equity securities, services related to sales and trading activities, and sales of mutual funds, futures, insurance products and options.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees include fees associated with the management and supervision of assets, account services and administration, performance-based fees relating to certain funds, separately managed accounts, shareholder servicing, and the distribution of certain open-ended mutual funds.

Asset management, distribution and administration fees in the Global Wealth Management Group business segment also include revenues from individual investors electing a fee-based pricing arrangement and fees for investment management. Mutual fund distribution fees in the Global Wealth Management Group business segment are based on either the average daily fund net asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management or supervision.

Asset management fees in the Asset Management business segment arise from investment management services the Company provides to investment vehicles pursuant to various contractual arrangements. The Company receives fees primarily based upon mutual fund daily average net assets or based on monthly or quarterly invested equity for other vehicles. Performance-based fees in the Asset Management business segment are earned on certain funds as a percentage of appreciation earned by those funds and, in certain cases, are based upon the achievement of performance criteria. These fees are normally earned annually and are recognized on a monthly or quarterly basis.

Net Interest.    Interest income and Interest expense are a function of the level and mix of total assets and liabilities, including financial instruments owned and financial instruments sold, not yet purchased, securities available for sale, securities borrowed or purchased under agreements to resell, securities loaned or sold under agreements to repurchase, loans, deposits, commercial paper and other short-term borrowings, long-term borrowings, trading strategies, customer activity in the Company’s prime brokerage business, and the prevailing level, term structure and volatility of interest rates. Certain Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”) and Securities borrowed and Securities loaned transactions may be entered into with different customers using the same underlying securities, thereby generating a spread between the interest revenue on the reverse repurchase agreements or securities borrowed transactions and the interest expense on the repurchase agreements or securities loaned transactions.

Market Making.

As a market maker, the Company stands ready to buy, sell or otherwise transact with customers under a variety of market conditions and provide firm or indicative prices in response to customer requests. The Company’s liquidity obligations can be explicit and obligatory in some cases, and in others, customers expect the Company to be willing to transact with them. In order to most effectively fulfill its market-making function, the Company engages in activities, across all of its trading businesses, that include, but are not limited to, (i) taking positions in anticipation of, and in response to customer demand to buy or sell, and—depending on the liquidity of the relevant market and the size of the position—holding those positions for a period of time; (ii) managing and assuming basis risk (risk associated with imperfect hedging) between customized customer risks and the standardized products available in the market to hedge those risks; (iii) building, maintaining, and re-balancing inventory, through trades with other market participants, and engaging in accumulation activities to accommodate anticipated customer demand; (iv) trading in the market to remain current on pricing and trends; and (v) engaging in other activities to provide efficiency and liquidity for markets. Interest income and expense are also impacted by market-making activities as debt securities held by the Company earn interest and securities are loaned, borrowed, sold with agreement to repurchase and purchased with agreement to resell.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	2011	2010	2009
	(dollars in millions)
Revenues:
Investment banking	$4,228	$4,295	$4,455
Principal transactions:
Trading	11,299	8,154	6,592
Investments	239	809	(864)
Commissions and fees	2,610	2,274	2,152
Asset management, distribution and administration fees	124	104	98
Other	(207)	766	415

Total non-interest revenues	18,293	16,402	12,848

Interest income	5,740	5,910	6,373
Interest expense	6,825	6,143	6,479

Net interest	(1,085)	(233)	(106)

Net revenues	17,208	16,169	12,742

Compensation and benefits	7,204	6,971	7,123
Non-compensation expenses	5,419	4,826	4,380

Total non-interest expenses	12,623	11,797	11,503

Income from continuing operations before income taxes	4,585	4,372	1,239
Provision for (benefit from) income taxes	880	316	(256)

Income from continuing operations	3,705	4,056	1,495

Discontinued operations:
Income (loss) from discontinued operations	(199)	(1,210)	246
Provision for (benefit from) income taxes	(107)	10	185

Net gain (losses) on discontinued operations	(92)	(1,220)	61

Net income	3,613	2,836	1,556

Net income applicable to noncontrolling interests	244	290	12

Net income applicable to Morgan Stanley	$3,369	$2,546	$1,544

Amounts applicable to Morgan Stanley:
Income from continuing operations	$3,461	$3,766	$1,499
Net gain (losses) from discontinued operations	(92)	(1,220)	45

Net income applicable to Morgan Stanley	$3,369	$2,546	$1,544

Noncontrolling Interests.

Noncontrolling interests primarily relate to the Japanese securities joint venture with MUFG (see “Other Matters—Japanese Securities Joint Venture” herein).

Discontinued Operations.    On October 24, 2011, the Company announced that it had reached an agreement to sell Saxon, a provider of servicing and subservicing of residential mortgage loans, to Ocwen Financial Corporation. The transaction is expected to close during the first quarter of 2012. The results of Saxon are reported as discontinued operations within the Institutional Securities business segment for all periods presented.

On February 17, 2011, the Company completed the sale of Revel. The sale price approximated the carrying value of Revel at the time of disposal and, accordingly, the Company did not recognize any pre-tax gain or loss on the sale. The results of Revel are reported as discontinued operations within the Institutional Securities business segment for all periods presented through the date of sale. Results for 2010 included losses of approximately $1.2 billion in connection with writedowns and related costs of such disposition. For further information on Revel, see “Executive Summary—Significant Items—Income Tax Benefits” herein and Notes 1 and 25 to the consolidated financial statements.

In the third quarter of 2010, the Company completed the disposal of CityMortgage Bank (“CMB”), a Moscow-based mortgage bank. The results of CMB are reported as discontinued operations for all periods presented through the date of sale within the Institutional Securities business segment.

In May 2009, the Company divested all of its remaining ownership in MSCI. The results of MSCI are reported as discontinued operations for all periods presented through the date of sale within the Institutional Securities business segment.

Supplemental Financial Information.

Investment Banking.

Investment banking revenues are composed of fees from advisory services and revenues from the underwriting of securities offerings and syndication of loans, net of syndication expenses.

Investment banking revenues were as follows:

	2011	2010	2009
	(dollars in millions)
Advisory revenues	$1,737	$1,470	$1,488
Underwriting revenues:
Equity underwriting revenues	1,132	1,454	1,695
Fixed income underwriting revenues	1,359	1,371	1,272

Total underwriting revenues	2,491	2,825	2,967

Total investment banking revenues	$4,228	$4,295	$4,455

The following table presents the Company’s volumes of announced and completed mergers and acquisitions, equity and equity-related offerings, and fixed income offerings:

	2011(1)	2010(1)	2009(1)
	(dollars in billions)
Announced mergers and acquisitions(2)	$447	$534	$588
Completed mergers and acquisitions(2)	640	354	643
Equity and equity-related offerings(3)	47	80	67
Fixed income offerings(4)	203	225	250

(1)	Source: Thomson Reuters, data at January 17-18, 2012. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.
(2)	Amounts include transactions of $100 million or more and exclude terminated transactions.
(3)	Amounts include Rule 144A and public common stock offerings, convertible offerings and rights offerings.
(4)	Amounts include non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Amounts also include publicly registered and Rule 144A issues. Amounts exclude leveraged loans and self-led issuances.

Sales and Trading.

Sales and trading revenues are composed of Principal transactions—Trading revenues; Commissions and fees; Asset management, distribution and administration fees; and Net interest revenues (expenses). See “Business Segments—Net Revenues” herein for further information about what is included in sales and trading revenues. In assessing the profitability of its sales and trading activities, the Company views these net revenues in the aggregate. In addition, decisions relating to principal transactions are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes, among other things, an assessment of the potential gain or loss associated with a transaction, including any associated commissions and fees, dividends, the interest income or expense associated with financing or hedging the Company’s positions, and other related expenses. See Note 12 to the consolidated financial statements for further information related to gains (losses) on derivative instruments.

Sales and trading revenues were as follows:

	2011	2010(1)	2009(1)
	(dollars in millions)
Principal transactions—Trading	$11,299	$8,154	$6,592
Commissions and fees	2,610	2,274	2,152
Asset management, distribution and administration fees	124	104	98
Net interest	(1,085)	(233)	(106)

Total sales and trading revenues	$12,948	$10,299	$8,736

(1)	All prior year amounts have been reclassified to conform to the current year’s presentation.

Sales and Trading Reorganization.    Effective March 31, 2011, the Institutional Securities business segment’s “fixed income” business has been renamed the “fixed income and commodities” business. The interest rate, credit and currency business has been renamed the “fixed income” business. These name changes did not affect current or previously reported results for these businesses.

Sales and trading revenues were as follows:

	2011	2010(1)	2009(1)
	(dollars in millions)
Equity	$6,770	$4,840	$3,690
Fixed income and commodities	7,507	5,900	4,872
Other(2)	(1,329)	(441)	174

Total sales and trading revenues	$12,948	$10,299	$8,736

(1)	All prior-year amounts have been reclassified to conform to the current year’s presentation.
(2)	Other sales and trading net revenues include net gains (losses) from certain loans and lending commitments and related hedges associated with the Company’s lending activities. Other sales and trading net revenues also include gains (losses) on economic hedges related to the Company’s long-term debt and net losses associated with costs related to the amount of liquidity held (“negative carry”).

2011 Compared with 2010.

Investment Banking. Investment banking revenues in 2011 decreased 2% from 2010, reflecting lower revenues from equity and fixed income underwriting transactions, partially offset by higher advisory revenues. Overall, underwriting revenues of $2,491 million decreased 12% from 2010, reflecting lower levels of market activity. Investment banking revenues were also impacted by the contribution in 2010 of the majority of the Company’s Japanese investment banking business as a result of a transaction with MUFG (see “Other Matters—Japanese Securities Joint Venture” herein). Equity underwriting revenues decreased 22% to $1,132 million in 2011. Fixed income underwriting revenues decreased 1% to $1,359 million in 2011. Advisory revenues from merger, acquisition and restructuring transactions were $1,737 million in 2011, an increase of 18% from 2010, reflecting higher levels of completed activity.

Sales and Trading Revenues.    Total sales and trading revenues increased to $12,948 million in 2011 from $10,299 million in 2010, reflecting higher equity and fixed income and commodities sales and trading revenues, partially offset by higher losses in other sales and trading revenues.

Equity.    Equity sales and trading revenues increased 40% to $6,770 million in 2011 from 2010, primarily due to higher revenues in the derivatives business, the Company’s electronic trading platform and prime brokerage. The increase in the derivatives business and the Company’s electronic trading platform primarily reflected higher levels of client activity. The increase in prime brokerage net revenues was primarily due to higher average client balances. The results in equity sales and trading revenues also included positive revenue in 2011 of $619 million due to the impact of the widening of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value compared with negative revenue of $121 million in 2010 due to the impact of the tightening of the Company’s Debt-Related Credit Spreads on Borrowings that were accounted for at fair value.

In 2011, equity sales and trading revenues also reflected unrealized losses of $38 million related to changes in the fair value of net derivative contracts attributable to the widening of counterparties’ credit default swap spreads and other credit factors compared with unrealized gains of $20 million in 2010 due to the tightening of counterparties’ credit default swap spreads and other credit factors. The Company also recorded unrealized gains of $182 million in 2011 related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s credit default swap spreads and other credit factors compared with unrealized gains of $31 million in 2010. The unrealized gains and losses on credit default swap spreads and other credit factors do not reflect any gains or losses on related hedging instruments.

Fixed Income and Commodities.    Fixed income and commodities sales and trading revenues increased 27% to $7,507 million in 2011 from $5,900 million in 2010. Results in 2011 included positive revenue of $3,062 million due to the impact of the widening of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, compared with negative revenues of $703 million in 2010 due to the impact of the tightening of the Company’s Debt-Related Credit Spreads on Borrowings that were accounted for at fair value. Fixed income revenues, excluding the Company’s Debt-Related Credit Spreads on Borrowings, in 2011 decreased 30% over 2010. Results in 2011 were negatively impacted by losses of $1,838 million from Monolines compared with losses of $865 million in 2010. On December 13, 2011, the Company announced a comprehensive settlement with MBIA. The loss on the settlement was approximately $1.7 billion in the fourth quarter of 2011 (see “Executive Summary—Significant Items—Monoline Insurers” herein for further information). The results in 2011 also reflected lower revenues in credit products due to the stressed credit environment and lower revenues in currency products, partially offset by higher revenues in interest rate products due to higher levels of market volatility and client activity and approximately $600 million primarily related to the release of credit valuation adjustments upon the restructuring of certain derivative transactions which decreased its exposure to the European Peripherals (see “Executive Summary—Significant Items—European Peripheral Countries” herein for further information). Commodity revenues, excluding the Company’s Debt-Related Credit Spreads on Borrowings, decreased 18% in 2011, primarily due to lower levels of client activity, including structured transactions. Results in the fourth quarter of 2011 included a loss of approximately $108 million upon application of the OIS curve to certain fixed income products. Results in 2010 included a gain of approximately $123 million related to a change in the fair value measurement methodology to use the OIS curve as an input to value substantially all collateralized interest rate derivative contracts (see “Executive Summary—Significant Items—OIS Fair Value Measurement” herein and Note 4 to the consolidated financial statements).

In 2011, fixed income and commodities sales and trading revenues reflected net unrealized gains of $1,625 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ credit default swap spreads and other credit factors compared with unrealized gains of $603 million in 2010. The Company also recorded unrealized gains of $1,750 million in 2011 related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s credit default swap spreads and other credit factors compared with gains of $287 million in 2010. The unrealized gains and losses on credit default swap spreads and other credit factors do not reflect any gains or losses on related hedging instruments.

Other.    In addition to the equity and fixed income and commodities sales and trading revenues discussed above, sales and trading revenues included other trading revenues, consisting of certain activities associated with the Company’s lending activities, gains (losses) on economic hedges related to the Company’s long-term debt and negative carry. The fair value measurement of loans and lending commitments takes into account fee income that is considered an attribute of the contract. The valuation of these commitments could change in future periods depending on, among other things, the extent that they are renegotiated or repriced or if the associated acquisition transaction does not occur. During 2011, the Company, in accordance with its risk management practices, accounted for certain new loans and lending commitments as held for investment. Mark-to-market valuations were not recorded for these loans and lending commitments, but they were evaluated for collectability and an allowance for credit losses was recorded. Other sales and trading also includes costs related to negative carry.

In 2011, other sales and trading revenues reflected a net loss of $1,329 million compared with a net loss of $441 million in 2010. Results in 2011 included net losses of $620 million associated with loans and lending commitments (mark-to-market valuations and realized losses of $688 million and gains on related hedges of $68 million). The results in 2011 also included higher net losses related to negative carry. Results in 2010 also included a gain of approximately $53 million related to the OIS curve fair value methodology referred to above (see “Executive Summary—Significant Items—OIS Fair Value Measurement” and Note 4 to the consolidated financial statements).

Net Interest.    Net interest expense increased to $1,085 million in 2011 from $233 million in 2010 primarily due to higher interest expenses that resulted from increased interest rates associated with the Company’s long term borrowings and stock lending transactions.

Principal Transactions—Investments.    See “Business Segments—Net Revenues” herein for further information on what is included in Principal transactions—Investments.

Principal transaction net investment gains of $239 million were recognized in 2011 compared with net investment gains of $809 million in 2010. Results in both periods reflected gains in principal investments in real estate funds and investments associated with certain employee deferred compensation plans and co-investment plans. The results for 2010 also reflected a gain of $313 million on a principal investment held by a consolidated investment partnership, which was sold in 2010. The portion of the gain related to third-party investors amounted to $183 million and was recorded in the net income applicable to noncontrolling interests in the consolidated statement of income.

Other.    Other losses of $207 million were recognized in 2011 compared with other revenues of $766 million in 2010. The results in 2011 primarily included pre-tax losses of approximately $783 million arising from the Company’s 40% stake in MUMSS (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein), partially offset by gains from the Company’s retirement of its long-term debt. Results in 2010 included a pre-tax gain of $668 million from the sale of the Company’s investment in CICC, partially offset by pre-tax losses of approximately $62 million arising from the Company’s 40% stake in MUMSS.

Non-interest Expenses.    Non-interest expenses increased 7% in 2011. The increase was due to higher compensation expenses and higher non-compensation expenses. Compensation and benefits expenses increased 3% in 2011. Compensation and benefits expenses in 2010 included a non-recurring charge of approximately $269 million related to the U.K. government’s payroll tax on discretionary above-base compensation in 2010. Brokerage, clearing and exchange fees increased 14% in 2011, primarily due to higher levels of business activity. Information processing and communications expense increased 13% in 2011, primarily due to ongoing investments in technology. Professional services expenses decreased 9% in 2011, primarily due to lower legal fees and consulting expenses. Other expenses increased 44% in 2011, primarily due to the initial costs of $130 million associated with Morgan Stanley Huaxin Securities Company Limited and a charge of $59 million due to the bank levy on relevant liabilities and equities on the consolidated balance sheets of “U.K. Banking Groups” at

December 31, 2011 as defined under the bank levy legislation enacted by the U.K. government in July 2011 (see “Executive Summary—Significant Items—U.K. Matters” herein for further information). Other expenses in 2010 included $102.7 million related to the Assurance of Discontinuance between the Company and the Office of the Attorney General for the Commonwealth of Massachusetts (“Massachusetts OAG”) to resolve the Massachusetts OAG’s investigation of the Company’s financing, purchase and securitization of certain subprime residential mortgages.

2010 Compared with 2009.

Investment Banking.    Investment banking revenues decreased 4% in 2010 from 2009, reflecting lower revenues from equity underwriting and lower advisory fees from merger, acquisition and restructuring transactions, partially offset by higher revenues from fixed income underwriting. Investment banking revenues were also impacted by the contribution in 2010 of the majority of the Company’s Japanese investment banking business as a result of a transaction with MUFG (see “Other Matters—Japanese Securities Joint Venture” herein). Overall, underwriting revenues of $2,825 million decreased 5% from 2009. Equity underwriting revenues decreased 14% to $1,454 million, primarily due to lower market volume. Fixed income underwriting revenues increased 8% to $1,371 million, primarily due to increased high-yield issuance volumes and higher loan syndication fees. Advisory fees from merger, acquisition and restructuring transactions were $1,470 million, a decrease of 1% from 2009.

Sales and Trading Revenues.    Total sales and trading revenues increased 18% in 2010 from 2009, reflecting higher equity and fixed income sales and trading revenues, partially offset by losses in other sales and trading.

Equity.    Equity sales and trading revenues increased 31% to $4,840 million in 2010 from $3,690 million in 2009. Equity sales and trading revenues reflected negative revenues of approximately $121 million in 2010 due to the impact of the tightening of the Company’s Debt-Related Credit Spreads on Borrowings that were accounted for at fair value compared with negative revenues of approximately $1,738 million in 2009. Despite solid customer flows, a challenging trading environment resulted in lower revenues in the cash and derivatives businesses in 2010. Results in 2010 reflected higher revenues in prime brokerage due to higher client balances compared with 2009.

In 2010, equity sales and trading revenues also reflected unrealized gains of approximately $20 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ credit default swap spreads compared with unrealized gains of approximately $198 million in 2009. The Company also recorded unrealized gains of $31 million in 2010 related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s credit default swap spreads compared with unrealized losses of approximately $154 million in 2009 from the tightening of the Company’s credit default swap spreads. The unrealized gains and losses on credit default swap spreads and other credit factors do not reflect any gains or losses on related hedging instruments.

Fixed Income and Commodities.    Fixed income sales and trading revenues increased 21% to $5,900 million in 2010 from $4,872 million in 2009. Results in 2010 included negative revenues of approximately $703 million due to the impact of the tightening of the Company’s Debt-Related Credit Spreads on Borrowings that were accounted for at fair value compared with negative revenues of approximately $3,321 million in 2009. Fixed income product revenues decreased 38% in 2010, reflecting lower trading results across most businesses. Results for 2010 primarily reflected solid customer flows in interest rate, credit and currency products, which were partly offset by a challenging trading environment. Fixed income product net revenues in 2010 were also negatively impacted by losses of $865 million from Monolines compared with losses of $232 million in 2009. Results in interest rate, credit and currency products also included a gain of approximately $123 million related to a change in the fair value measurement methodology to use the OIS curve as an input to value substantially all collateralized interest rate derivative contracts (see “Executive Summary —Significant Items—OIS Fair Value Measurement” herein and Note 4 to the consolidated financial statements). Commodity net revenues decreased

27% in 2010, primarily due to low levels of client activity and market volatility. Results in 2009 included a gain of approximately $319 million related to the sale of undivided participating interests in a portion of the Company’s claims against a derivative counterparty that filed for bankruptcy protection (see Note 18 to the consolidated financial statements).

In 2010, fixed income sales and trading revenues reflected net unrealized gains of $603 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ credit default swap spreads compared with unrealized gains of approximately $3,462 million in 2009. The Company also recorded unrealized gains of $287 million in 2010 related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s credit default swap spreads compared with unrealized losses of approximately $1,938 million in 2009 from the tightening of the Company’s credit default swap spreads. The unrealized gains and losses on credit default swap spreads and other credit factors do not reflect any gains or losses on related hedging instruments.

Other.    In 2010, other sales and trading net revenues reflected a net loss of $441 million compared with net gains of $174 million in 2009. Results in 2010 primarily included net losses of approximately $342 million (mark-to-market valuations and realized gains of approximately $327 million offset by losses on related hedges of approximately $669 million) associated with loans and lending commitments and the costs related to negative carry. Results in 2009 included net gains of approximately $804 million (mark-to-market valuations and realized gains of approximately $4,042 million, partially offset by losses on related hedges of approximately $3,238 million) associated with loans and lending commitments. Results in 2009 also included losses of $362 million, reflecting the improvement in the Company’s Debt-Related Credit Spreads on certain debt related to China Investment Corporation, Ltd.’s (“CIC”) investment in the Company. Results in 2010 also included a gain of approximately $53 million related to the OIS curve fair value methodology referred to above (see “Executive Summary—Significant Items—OIS Fair Value Measurement” and Note 4 to the consolidated financial statements).

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

Other.    Other revenues increased 85% in 2010, primarily reflecting a pre-tax gain of $668 million from the sale of the Company’s investment in CICC, partially offset by pre-tax losses of approximately $62 million arising from the Company’s 40% stake in MUMSS. Results in 2009 included gains of approximately $465 million from the Company’s repurchase of its debt in the open market.

Non-interest Expenses.    Non-interest expenses increased 3% in 2010, primarily due to higher non-compensation expenses, partially offset by lower compensation expense. Compensation and benefits expenses decreased 2% in 2010, primarily due to lower net revenues, excluding the impact of negative revenues related to the Company’s Debt-Related Credit Spreads. Compensation and benefits expenses in 2010 included a non-recurring charge of approximately $269 million related to the U.K. government’s payroll tax on discretionary above-base compensation. Non-compensation expenses increased 10% in 2010. Brokerage and clearing expense increased 18% in 2010, primarily due to higher levels of business activity. Information processing and communications expense increased 11% in 2010, primarily due to ongoing investments in technology. Marketing and business development expense increased 33% in 2010, primarily due to higher levels of business activity. Other expenses increased 17% in 2010, primarily related to higher provisions for litigation and regulatory proceedings, including $102.7 million related to the Assurance of Discontinuance between the Company and the Massachusetts OAG, partially offset by insurance recoveries reflected in 2010.

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

	2011	2010	2009
	(dollars in millions)
Revenues:
Investment banking	$750	$827	$596
Principal transactions:
Trading	1,122	1,306	1,208
Investments	4	19	3
Commissions and fees	2,770	2,676	2,090
Asset management, distribution and administration fees	6,884	6,349	4,583
Other	410	337	249

Total non-interest revenues	11,940	11,514	8,729

Interest income	1,869	1,587	1,114
Interest expense	386	465	453

Net interest	1,483	1,122	661

Net revenues	13,423	12,636	9,390

Compensation and benefits	8,351	7,843	6,114
Non-compensation expenses	3,796	3,637	2,717

Total non-interest expenses	12,147	11,480	8,831

Income from continuing operations before income taxes	1,276	1,156	559
Provision for income taxes	465	336	178

Income from continuing operations	811	820	381

Net income	811	820	381
Net income applicable to noncontrolling interests	146	301	98

Net income applicable to Morgan Stanley	$665	$519	$283

Net Revenues.    Global Wealth Management Group’s net revenues are composed of Transactional, Asset management, Net interest and Other revenues. Transactional revenues include Investment banking, Principal transactions—Trading, and Commissions and fees. Asset management revenues include Asset management, distribution and administration fees and fees related to the bank deposit program. Net interest revenues include net interest revenues related to the bank deposit program, interest on securities available for sale and all other net interest revenues. Other revenues include revenues from available for sale securities, customer account services fees, other miscellaneous revenues and revenues from Principal transactions—Investments.

	2011	2010	2009
	(dollars in millions)
Revenues:
Transactional	$4,642	$4,809	$3,894
Asset management	6,884	6,349	4,583
Net interest	1,483	1,122	661
Other	414	356	252

Net revenues	$13,423	$12,636	$9,390

MSSB.    On May 31, 2009, MSSB was formed (see Note 3 to the consolidated financial statements). The Company owns 51% of MSSB, which is consolidated. As a result, the operating results for MSSB are included in the Global Wealth Management Group business segment since May 31, 2009. Net income applicable to noncontrolling interests of $146 million, $301 million and $98 million in 2011, 2010 and 2009, respectively, primarily represents Citi’s interest in MSSB since May 31, 2009.

2011 Compared with 2010.

Transactional.

Investment Banking.    Global Wealth Management Group investment banking includes revenues from the distribution of equity and fixed income securities, including initial public offerings, secondary offerings, closed-end funds and unit trusts. Investment banking revenues decreased 9% in 2011 from 2010, primarily due to lower equity and fixed income underwriting activities.

Principal Transactions—Trading.    Principal transactions—Trading includes revenues from customers’ purchases and sales of financial instruments in which the Company acts as principal and gains and losses on the Company’s inventory positions which are held primarily to facilitate customer transactions and gains and losses associated with certain employee deferred compensation plans. Principal transactions—Trading revenues decreased 14% in 2011 from 2010, primarily due to losses related to investments associated with certain employee deferred compensation plans, lower revenues from corporate equity and fixed income securities, government securities and structured notes, partially offset by higher revenues from municipal securities, derivatives and unit trusts.

Commissions and Fees.    Commissions and fees revenues primarily arise from agency transactions in listed and OTC equity securities and sales of mutual funds, futures, insurance products and options. Commissions and fees revenues increased 4% in 2011 from 2010, primarily due to higher client activity.

Asset Management.

Asset Management, Distribution and Administration Fees.    See “Business Segments—Net Revenues” herein for information on what is included within Asset management, distribution and administration fees.

Asset management, distribution and administration fees increased 8% in 2011 from 2010, primarily due to higher fee-based revenues, partially offset by lower revenues as a result of the change in classification of the fees generated by the bank deposit program. From June 2009 until April 1, 2010, revenues in the bank deposit program were primarily included in Asset management, distribution and administration fees. Beginning on April 1, 2010, revenues in the bank deposit program held at the Company’s U.S. depository institutions were recorded as Interest income due to renegotiations of the revenue sharing agreement as part of the Global Wealth Management Group business segment’s retail banking strategy. The Global Wealth Management Group business segment continues to earn referral fees for deposits placed with Citi affiliated depository institutions, and these fees continue to be recorded in Asset management, distribution and administration fees until the legacy Smith Barney deposits are migrated to the Company’s U.S. depository institutions. The referral fees for deposits were $255 million and $382 million in 2011 and 2010, respectively.

Balances in the bank deposit program decreased to $110.6 billion at December 31, 2011 from $113.3 billion at December 31, 2010.

Client assets in fee-based accounts increased to $496 billion and represented 30% of total client assets at December 31, 2011, compared with $470 billion and 28% at December 31, 2010, respectively. Total client asset balances decreased to $1,649 billion at December 31, 2011 from $1,669 billion at December 31, 2010, primarily due to the impact of weakened market conditions, partially offset by an increase in net new assets. Net new assets for 2011 were an inflow of $35.8 billion, compared with an inflow of $22.9 billion in 2010. Client asset balances in households with assets greater than $1 million decreased to $1,219 billion at December 31, 2011 from $1,229 billion at December 31, 2010. Global fee-based asset net inflows increased to $42.5 billion at December 31, 2011 from $32.7 billion at December 31, 2010.

Net Interest.

Interest income and Interest expense are a function of the level and mix of total assets and liabilities, including customer bank deposits and margin loans and securities borrowed and securities loaned transactions.

Net interest increased 32% in 2011 from 2010, primarily resulting from an increase in Interest income due to interest on the securities available for sale portfolio and mortgages and the change in classification of the fees generated by the bank deposit program noted above.

Other.

Principal Transactions—Investments.    Principal transaction net investment gains were $4 million in 2011 compared with net investment gains of $19 million in 2010. The decrease in 2011 primarily reflected losses related to investments associated with certain employee deferred compensation plans compared with such investments in the prior year.

Other.    Other revenues were $410 million in 2011, an increase of 22% from 2010, primarily due to gains on sales of securities available for sale.

Non-interest Expenses.    Non-interest expenses increased 6% in 2011 from 2010. Compensation and benefits expense increased 6% in 2011 from 2010, primarily reflecting higher net revenues and support services related compensation, partially offset by lower expenses associated with certain employee deferred compensation plans. Non-compensation expenses increased 4% in 2011 from 2010. In 2011, marketing and business development expense increased 15% from 2010, primarily due to higher costs associated with conferences and seminars. Professional services expense increased 14% in 2011 from 2010, primarily due to increased technology consulting costs and legal fees. Information processing and communications expense increased 10% in 2011 from 2010, primarily due to higher telecommunications and data storage costs. Occupancy and equipment expense decreased 4% in 2011 from 2010, primarily due to lower infrastructure costs and continued branch consolidation.

2010 Compared with 2009.

Transactional.

Investment Banking.    Investment banking revenues increased 39% in 2010, primarily benefiting from a full year of MSSB revenues and higher closed-end fund activity.

Principal Transactions—Trading.    Principal transactions—Trading revenues increased 8% in 2010, primarily benefiting from a full year of MSSB revenues, net gains related to investments associated with certain employee deferred compensation plans and gains on certain investments.

Commissions and fees.    Commissions and fees revenues increased 28% in 2010, primarily benefiting from a full year of MSSB revenues and higher client activity.

Asset Management.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 39% in 2010, primarily benefiting from a full year of MSSB revenues and improved market conditions. The referral fees for deposits placed with Citi depository institutions were $382 million in 2010 and $660 million in 2009.

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

Net Interest.

Net interest increased 70% in 2010, primarily resulting from an increase in Interest income due to a full year of MSSB net interest, the securities available for sale portfolio (see “Other Matters—Securities Available for Sale” herein) and the change in classification of the fees generated by the bank deposit program noted above, partially offset by increased funding costs.

Other.

Principal Transactions—Investments.    Principal transaction net investment gains were $19 million in 2010 compared with $3 million in 2009. The increase primarily reflected gains related to investments associated with certain employee deferred compensation plans compared with such investments in the prior-year period.

Other.    Other revenues were $337 million in 2010, an increase of 35% from $249 million in 2009. Other revenues in 2010 primarily benefited from a full year of MSSB revenues and increases in proxy and other fee services.

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

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

	2011	2010	2009
	(dollars in millions)
Revenues:
Investment banking	$13	$20	$10
Principal transactions:
Trading	(22)	(49)	(68)
Investments	330	996	(173)
Asset management, distribution and administration fees	1,582	1,630	1,562
Other	25	164	46

Total non-interest revenues	1,928	2,761	1,377

Interest income	10	22	17
Interest expense	51	98	100

Net interest	(41)	(76)	(83)

Net revenues	1,887	2,685	1,294

Compensation and benefits	848	1,108	1,090
Non-compensation expenses	786	859	861

Total non-interest expenses	1,634	1,967	1,951

Income (loss) from continuing operations before income taxes	253	718	(657)
Provision for (benefit from) income taxes	73	105	(216)

Income (loss) from continuing operations	180	613	(441)

Discontinued operations:
Gain (loss) from discontinued operations	24	999	(373)
Provision for (benefit from) income taxes	(17)	335	(277)

Net gain (loss) from discontinued operations	41	664	(96)

Net income (loss)	221	1,277	(537)
Net income (loss) applicable to noncontrolling interests	145	408	(50)

Net income (loss) applicable to Morgan Stanley	$76	$869	$(487)

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations	$35	$205	$(391)
Net gain (loss) from discontinued operations	41	664	(96)

Net income (loss) applicable to Morgan Stanley	$76	$869	$(487)

FrontPoint.    On March 1, 2011, the Company and the principals of FrontPoint completed a transaction whereby FrontPoint senior management and portfolio managers own a majority equity stake in FrontPoint and the Company retained a minority stake. FrontPoint has replaced the Company’s affiliates as the investment advisor and general partner of the FrontPoint funds. The investment in FrontPoint is accounted for under the equity method of accounting. Prior to March 1, 2011, the Company consolidated FrontPoint. The Company recorded losses of approximately $27 million related to the writedown of the minority stake investment in FrontPoint in 2011. The losses were included in Other revenues in the consolidated statements of income.

Noncontrolling Interests.    Noncontrolling interests are primarily related to the consolidation of certain real estate funds sponsored by the Company. The decrease in noncontrolling interests in 2011 is related to lower principal investment gains associated with these consolidated funds. The increase in noncontrolling interests in 2010 is related to principal investment gains of $444 million associated with these consolidated funds.

Discontinued Operations.    On June 1, 2010, the Company completed the sale of Retail Asset Management, including Van Kampen, to Invesco. The Company recorded a cumulative after-tax gain of $710 million, of which $28 million and $570 million were recorded in 2011 and 2010, respectively. The remaining gain, representing tax basis benefits, was recorded in the quarter ended December 31, 2009. The results of Retail Asset Management are reported as discontinued operations within the Asset Management business segment for all periods presented. See “Executive Summary—Significant Items—Gain on Sale of Retail Asset Management” for further information.

In the fourth quarter of 2011, the Company classified a real estate property management company as held for sale within the Asset Management business segment. The transaction closed during the first quarter of 2012. The results of operations are reported as discontinued operations for all periods presented.

In the third quarter of 2010, the Company completed a disposal of a real estate property within the Asset Management business segment. The results of operations are reported as discontinued operations for all periods presented.

Segment Reorganization.    Beginning in the quarter ended March 31, 2011, the Asset Management business segment was reorganized into three businesses: Traditional Asset Management, Real Estate Investing and Merchant Banking. Traditional Asset Management includes Long-only, which is comprised of Equity and Fixed Income, Liquidity and the Alternative Investment Products businesses, which include a range of alternative investment products such as funds of hedge funds, funds of private equity funds, and funds of real estate funds. Real Estate Investing was previously reported as part of Merchant Banking. Merchant Banking includes the Private Equity and Infrastructure business and hedge fund stake investments. The Company’s equity investment in FrontPoint, subsequent to the restructuring of that business, is included in Merchant Banking. The results of the FrontPoint business for all periods prior to the restructuring are also included in Merchant Banking.

Statistical Data.

The Asset Management business segment’s period-end and average assets under management or supervision were as follows:

	At December 31,		Average For
	2011	2010(1)	2011	2010(1)	2009(1)
	(dollars in billions)
Assets under management or supervision by asset class:
Traditional Asset Management:
Equity	$104	$110	$112	$97	$79
Fixed income	57	61	60	60	56
Liquidity	74	53	66	53	64
Alternatives	25	18	18	17	17

Total Traditional Asset Management	260	242	256	227	216

Real Estate Investing	18	16	17	15	21

Merchant Banking:
Private Equity	9	9	9	9	8
FrontPoint(2)	—	5	1	7	7

Total Merchant Banking	9	14	10	16	15

Total assets under management or supervision	$287	$272	$283	$258	$252

Share of minority stake assets(2)(3)	$6	$7	$7	$7	$6

(1)	All prior-year amounts have been reclassified to conform to the current year’s presentation.

(2)	On March 1, 2011, the Company and the principals of FrontPoint completed a transaction whereby FrontPoint senior management and portfolio managers own a majority equity stake in FrontPoint and the Company retains a minority stake. At December 31, 2011, the assets under management attributed to FrontPoint are represented within the share of minority stake assets.
(3)	Amounts represent the Asset Management business segment’s proportional share of assets managed by entities in which it owns a minority stake.

Activity in the Asset Management business segment’s assets under management or supervision during 2011, 2010 and 2009 was as follows:

	2011	2010(1)	2009(1)
	(dollars in billions)
Balance at beginning of period	$272	$259	$284
Net flows by asset class:
Traditional Asset Management:
Equity	4	—	(8)
Fixed income(2)	(6)	—	(6)
Liquidity	20	(6)	(22)
Alternatives	8	—	(1)

Total Traditional Asset Management	26	(6)	(37)

Real Estate Investing	1	2	(2)

Merchant Banking:
FrontPoint(3)	(1)	(2)	(2)

Total Merchant Banking	(1)	(2)	(2)

Total net flows	26	(6)	(41)
Net market appreciation (depreciation)	(7)	19	16
Decrease due to FrontPoint transaction	(4)	—	—

Total net increase (decrease)	15	13	(25)

Balance at end of period	$287	$272	$259

(1)	All prior-year amounts have been reclassified to conform to the current year’s presentation.
(2)	Fixed income outflows in 2011 includes $1.3 billion due to the revised treatment of assets under management previously reported as a net flow.
(3)	The amount in 2011 includes two months of net flows related to FrontPoint, whereas 2010 and 2009 includes twelve months of net flows related to FrontPoint.

2011 Compared with 2010.

Investment Banking.    Asset Management generates investment banking revenues primarily from the placement of investments in real estate and merchant banking fund. Investment banking revenues decreased in 2011 from 2010, primarily reflecting lower revenues from infrastructure products.

Principal Transactions—Trading.    In 2011, the Company recognized losses of $22 million compared with losses of $49 million in 2010. Trading results in 2011 primarily reflected losses related to certain investments associated with the Company’s employee deferred compensation and co-investment plans and certain consolidated real estate funds sponsored by the Company. Trading results in 2010 primarily included losses from hedges on certain investments and long-term debt. Trading results in 2010 also included $25 million related to contributions to money market funds.

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

The Company recorded principal transactions net investment gains of $330 million in 2011 compared with gains of $996 million in 2010. The decrease in 2011 was primarily related to lower net gains in the Company’s Merchant Banking and Traditional Asset Management businesses, including certain investments associated with the Company’s employee deferred compensation and co-investment plans, as well as lower net investment gains associated with certain consolidated real estate funds sponsored by the Company.

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

Asset management, distribution and administration fees decreased 3% in 2011. The decrease in 2011 primarily reflected lower performance fees and lower fund management and administration fees, primarily due to the absence of FrontPoint for ten months of the current year, partially offset by an increase in revenue associated with higher average assets under management.

The Company’s assets under management increased $15 billion from $272 billion at December 31, 2010 to $287 billion at December 31, 2011 reflecting net customer inflows. The Company recorded net customer inflows of $25.8 billion in 2011 compared with net outflows of $5.7 billion in 2010. The increase in flows for 2011 primarily reflected the sweep of MSSB client cash balances of approximately $18.5 billion into Morgan Stanley managed liquidity funds and inflows of $7.9 billion into alternatives funds, partially offset by outflows of $5.5 billion in fixed income products.

Other.    Other revenues were $25 million in 2011 as compared with $164 million in 2010. The results in 2011 included revenues associated with the Company’s minority stake investments in Lansdowne Partners (“Lansdowne”), a London-based investment manager, and Avenue Capital Group (“Avenue”), a New York-based investment manager, partially offset by a $27 million writedown in the Company’s minority stake investment in FrontPoint as noted above. The results in 2010 primarily reflected revenues associated with these minority stakes and a pre-tax gain of approximately $96 million from the sale of the Company’s investment in Invesco (see Notes 5 and 19 to the consolidated financial statements). The results in 2010 also reflected gains associated with the reduction of a lending facility to a real estate fund sponsored by the Company and impairment charges of $126 million related to FrontPoint.

Non-interest Expenses.    Non-interest expenses decreased 17% in 2011 from 2010, primarily reflecting a decrease in compensation expenses. Compensation and benefits expenses decreased 23% in 2011 from 2010, primarily due to the absence of FrontPoint for ten months of the current year and decreases associated with lower net revenues. Non-compensation expenses decreased 8% in 2011 compared with the prior year, as the prior year included intangible asset impairment charges of $67 million related to certain FrontPoint management contracts.

2010 Compared with 2009.

Investment Banking.    Investment banking revenues doubled in 2010 from 2009, primarily reflecting higher revenues from real estate and infrastructure products.

Principal Transactions—Trading.    In 2010, the Company recognized Principal transactions trading losses of $49 million compared with losses of $68 million in 2009. Trading results in 2010 and 2009 included losses from hedges on certain investments and long-term debt. Trading results in 2010 also included $25 million related to contributions to money market funds. Trading results in 2009 also included mark-to-market losses related to a lending facility to a real estate fund sponsored by the Company, partially offset by gains of $164 million related to structured investment vehicle positions that were previously held on the Company’s consolidated statements of financial condition.

Principal Transactions—Investments.    The Company recorded principal transactions net investment gains of $996 million in 2010 compared with losses of $173 million in 2009. The results in 2010 included a gain of $444 million associated with certain consolidated real estate funds sponsored by the Company and net investment gains in the Merchant Banking and Traditional Asset Management businesses, including certain investments associated with the Company’s employee deferred compensation and co-investment plans. The results in 2009 primarily related to net investment losses associated with the Company’s real estate investments and losses related to certain investments associated with the Company’s employee deferred compensation and co-investment plans, partially offset by net investment gains associated with the Company’s Merchant Banking business.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 4% in 2010 compared with 2009, primarily reflecting higher fund management and administration fees, partially offset by lower performance fees. The higher fund management and administration fees reflected an increase in average assets under management. The Company’s assets under management increased $13 billion from December 31, 2009 to December 31, 2010, reflecting market appreciation, partially offset by net customer outflows, primarily in the Company’s money market funds. The Company recorded net customer outflows of $5.7 billion in 2010 compared with net outflows of $41.1 billion in 2009.

Other.    Other revenues increased $118 million in 2010 compared with 2009. The results in 2010 included a pre-tax gain of approximately $96 million from the sale of the Company’s investment in Invesco, as mentioned above. The increase in 2010 also reflected gains associated with the reduction of a lending facility to a real estate fund sponsored by the Company and higher revenues associated with the Company’s minority stake investments in Avenue and Lansdowne. These increases were partially offset by impairment charges of $126 million related to FrontPoint.

Non-interest Expenses.    Non-interest expenses increased 1% in 2010 compared with 2009. The results in 2010 primarily reflected an increase in Compensation and benefits expense, partially offset by a decrease in Non-compensation expenses. Compensation and benefits expenses increased 2% in 2010 due to certain international tax equalization payments and principal investment gains in the current year related to employee deferred compensation and co-investment plans. Non-compensation expenses for 2010 included intangible asset impairment charges of $67 million related to FrontPoint investment management contracts.

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

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.

In May 2011, the FASB issued an accounting update that clarifies existing fair value measurement guidance and changes certain principles or requirements for measuring fair value or disclosing information about fair value measurements. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurement in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The guidance is effective for the Company prospectively beginning on January 1, 2012. The Company does not believe the adoption of this accounting guidance will have a material impact on the Company’s consolidated financial statements.

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

Other Matters.

Real Estate.

The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner. The Company’s real estate investments at December 31, 2011 and December 31, 2010 are described below. Such amounts exclude investments associated with certain employee deferred compensation and co-investment plans.

At December 31, 2011 and December 31, 2010, the consolidated statements of financial condition included amounts representing real estate investment assets of consolidated subsidiaries of approximately $2.0 billion and $1.9 billion, respectively, including noncontrolling interests of approximately $1.6 billion and $1.5 billion, respectively, for a net amount of $0.4 billion in both periods. This net presentation is a non-GAAP financial measure that the Company considers to be the most useful measure for the Company and investors to use in assessing the Company’s net exposure. In addition, the Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to real estate investments of $0.8 billion at December 31, 2011.

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

See “Executive Summary—Significant Items—Real Estate Investments” herein and Note 13 to the consolidated financial statements for further information.

Securities Available for Sale.

During 2010, the Company established a portfolio of debt securities in order to manage interest rate risk. The securities have been classified as securities available for sale in accordance with accounting guidance for investments in debt and equity securities.

See Note 5 to the consolidated financial statements for further information on securities available for sale.

Japanese Securities Joint Venture.

On May 1, 2010, the Company and MUFG formed a joint venture in Japan of their respective investment banking and securities businesses. MUFG and the Company have integrated their respective Japanese securities companies by forming two joint venture companies. MUFG contributed the investment banking, wholesale and retail securities businesses conducted in Japan by Mitsubishi UFJ Securities Co., Ltd. into MUMSS. The Company contributed the investment banking operations conducted in Japan by its subsidiary, Morgan Stanley MUFG Securities, Co., Ltd. (“MSMS”), formerly known as Morgan Stanley Japan Securities Co., Ltd., into MUMSS (MSMS, together with MUMSS, the “Joint Venture”). MSMS will continue its sales and trading and capital markets business conducted in Japan. Following the respective contributions to the Joint Venture and a cash payment of 23 billion yen ($247 million) from MUFG to the Company, the Company owns a 40% economic interest in the Joint Venture, and MUFG owns a 60% economic interest in the Joint Venture. The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS, while the Company holds a 51% voting interest and MUFG holds a 49% voting interest in MSMS. The Company continues to consolidate MSMS in its consolidated financial statements and, commencing on May 1, 2010, accounted for its interest in MUMSS as an equity method investment within the Institutional Securities business segment. During 2011 and 2010, the Company recorded losses of $783 million and $62 million, respectively, within Other revenues in the consolidated statements of income, arising from the Company’s 40% stake in MUMSS.

In order to enhance the risk management at MUMSS, during 2011, the Company entered into a transaction with MUMSS whereby the risk associated with the fixed income trading positions that previously caused the majority of the aforementioned MUMSS losses in 2011 was transferred to MSMS (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein for more information). In return for entering into the transaction, the Company received total consideration of $659 million, which represented the estimated fair value of the fixed income trading positions transferred.

To the extent that losses incurred by MUMSS result in a requirement to restore its capital, MUFG is solely responsible for providing this additional capital to a minimum level and the Company is not obligated to contribute additional capital to MUMSS. Because of the losses incurred by MUMSS, MUFG contributed approximately $370 million and $259 million of capital to MUMSS on April 22, 2011 and November 24, 2011, respectively. The MUFG capital injection improved the capital base and restored the capital adequacy ratio of MUMSS in each case. As a result of the capital injections, during 2011, the Company recorded increases of approximately $251 million in the carrying amount of the equity method investment in MUMSS, reflecting the Company’s 40% share of the increases in the net asset value of MUMSS, and increases in the Company’s Paid-in capital of approximately $146 million (after-tax).

To the extent that MUMSS is required to increase its capital level due to factors other than losses, such as changes in regulatory requirements, both MUFG and the Company are required to contribute the necessary capital based upon their economic interest as set forth above. In this context, the Company contributed $129 million and MUFG contributed $195 million of additional proportionate capital investments on November 24, 2011 to meet an anticipated change in regulatory capital requirements of MUMSS.

At December 31, 2011, the Company performed an impairment review of its equity method investment in MUMSS in view of the deterioration in the financial performance of MUMSS and the aftermath of the earthquake in Japan on March 11, 2011. The Company recorded no other-than-temporary impairment loss in 2011. Adverse market or economic events, as well as further deterioration of economic performance, could result in impairment charges of this investment in future periods.

See Note 24 to the consolidated financial statements and “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein for further information.

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

On June 1, 2010, the defined benefit pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “U.S. Qualified Plan”) was amended to cease future benefit accruals after December 31, 2010. Any benefits earned by participants under the U.S. Qualified Plan at December 31, 2010 were preserved and will be payable based on the U.S. Qualified Plan’s provisions. Net periodic pension expense for U.S. and non-U.S. plans was $72 million, $96 million and $175 million for 2011, 2010 and 2009, respectively.

On October 29, 2010, the Morgan Stanley Medical Plan was amended to change eligibility requirements for a firm-provided subsidy toward the cost of retiree medical coverage after December 31, 2010. Net periodic postretirement expense for the Morgan Stanley Medical Plan was $12 million and $26 million for 2010 and 2009, respectively.

Contributions.    The Company made contributions of $57 million, $72 million and $321 million to its U.S. and non-U.S. defined benefit pension plans in 2011, 2010 and 2009, respectively. These contributions were funded with cash from operations.

The Company determines the amount of its pension contributions to its funded plans by considering several factors, including the level of plan assets relative to plan liabilities, the types of assets in which the plans are invested, expected plan liquidity needs and expected future contribution requirements. The Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax laws (for example, in the U.S., the minimum required contribution under the Employee Retirement Income Security Act of 1974, or “ERISA”). At December 31, 2011 and December 31, 2010, there were no minimum required ERISA contributions for the U.S. Qualified Plan. No contributions were made to the U.S. Qualified Plan for 2011 and 2010. A $278 million contribution was funded to the U.S. Qualified Plan for 2009 based on the service cost earned by the eligible employees plus a portion of the unfunded accumulated benefit obligation on a funding basis. Liabilities for benefits payable under certain postretirement and unfunded supplementary plans are accrued by the Company and are funded when paid to the beneficiaries.

See Note 21 to the consolidated financial statements for more information on the Company’s defined benefit pension and postretirement plans.

Regulatory Outlook.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. While certain portions of the Dodd-Frank Act were effective immediately, other portions will be effective only following extended transition periods. Moreover, implementation of the Dodd-Frank Act will be accomplished through numerous rulemakings by multiple governmental agencies, only a portion of which has been completed. It remains difficult to assess fully the impact that the Dodd-Frank Act will have on the Company and on the financial services industry generally. In addition, various international developments, such as the adoption of risk-based capital, leverage and liquidity standards by the Basel Committee, known as “Basel III,” will impact the Company in the coming years.

It is likely that 2012 and subsequent years will see further material changes in the way major financial institutions are regulated in both the U.S. and other markets in which the Company operates, although it remains difficult to predict which further reform initiatives will become law, how such reforms will be implemented or the exact impact they will have on the Company’s business, financial condition, results of operations and cash flows for a particular future period. See also “Business—Supervision and Regulation” in Part I, Item 1.

Critical Accounting Policies.

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements), the following policies involve a higher degree of judgment and complexity.

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

In determining fair value, the Company uses various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels, wherein Level 1 uses observable prices in active markets, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and, therefore, require the greatest use of judgment. In periods of market disruption, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3. In addition, a downturn in market conditions could lead to declines in the valuation of many instruments. For further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Notes 2 and 4 to the consolidated financial statements.

Level 3 Assets and Liabilities.    The Company’s Level 3 assets before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $32.5 billion and $34.9 billion at December 31, 2011 and December 31, 2010, respectively, and represented approximately 10% at December 31, 2011 and December 31, 2010, of the assets measured at fair value (4% of total assets at December 31, 2011 and December 31, 2010). Level 3 liabilities before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $11.2 billion and $8.5 billion at December 31, 2011 and December 31, 2010, respectively, and represented approximately 6% and 4%, respectively, of the Company’s liabilities measured at fair value.

Transfers In/Out of Level 3 During 2011.    During 2011, the Company reclassified approximately $1.8 billion of certain Corporate and other debt, primarily corporate loans, from Level 3 to Level 2. The Company reclassified the corporate loans as external prices and/or spread inputs for these instruments became observable.

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

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.    At December 31, 2011, certain of the Company’s assets were measured at fair value on a non-recurring basis, primarily relating to loans, other investments, premises, equipment and software costs, and intangible assets. The Company incurs losses or gains for any adjustments of these assets to fair value. A downturn in market conditions could result in impairment charges in future periods.

For assets and liabilities measured at fair value on a non-recurring basis, fair value is determined by using various valuation approaches. The same hierarchy as described above, which maximizes the use of observable inputs and minimizes the use of unobservable inputs by generally requiring that the observable inputs be used when available, is used in measuring fair value for these items.

For further information on assets and liabilities that are measured at fair value on a non-recurring basis, see Note 4 to the consolidated financial statements.

Fair Value Control Processes.    The Company employs control processes to validate the fair value of its financial instruments, including those derived from pricing models. These control processes are designed to ensure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by Company personnel with relevant expertise who are independent from the trading desks, which include Finance, Market Risk Department and Credit Risk Management Department. These groups participate in the review and validation of the fair values generated from pricing models, as appropriate. Where a pricing model is used to determine fair value, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model.

Consistent with market practice, the Company has individually negotiated agreements with certain counterparties to exchange collateral (“margining”) based on the level of fair values of the derivative contracts they have executed. Through this margining process, one party or each party to a derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required. This sharing of fair value information provides additional support of the Company’s recorded fair value for the relevant OTC derivative products. For certain OTC derivative products, the Company, along with other market participants, contributes derivative pricing information to aggregation services that synthesize the information and make it accessible to subscribers. This information is then used to evaluate the fair value of these OTC derivative products. For more information regarding the Company’s risk management practices, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A herein.

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

Intangible Assets.    Amortizable intangible assets are amortized over their estimated useful lives and are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, an impairment exists when the carrying amount of the intangible asset exceeds its fair value. An impairment loss will be recognized only if the carrying amount of the intangible asset is not recoverable and exceeds its fair value. The carrying amount of the intangible asset is not recoverable if it exceeds the sum of the expected undiscounted cash flows.

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

See Notes 4 and 9 to the consolidated financial statements for additional information about goodwill and intangible assets.

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

The Company is subject to the income and indirect tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which the Company has significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. The Company must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and the expense for indirect taxes and must also make estimates about when certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. The Company periodically evaluates the likelihood of assessments in each taxing jurisdiction resulting from current and subsequent years’ examinations, and unrecognized tax benefits related to potential losses that may arise from tax audits are established in accordance with the guidance on accounting for unrecognized tax benefits. Once established, unrecognized tax benefits are adjusted when there is more information available or when an event occurs requiring a change.

The income of certain foreign subsidiaries earned outside of the United States has been excluded from taxation in the U.S. as a result of a provision of U.S. tax law that defers the imposition of tax on certain active financial services income until such income is repatriated to the United States as a dividend. This provision, which expired for taxable years beginning on or after January 1, 2012, had previously been extended by Congress on several occasions, including the most recent extension which occurred during 2010. If this provision is not extended, the overall financial impact to the Company would depend upon the level, composition and geographic mix of future earnings but could increase the Company’s 2012 annual effective tax rate and have an adverse impact on the Company’s net income, but not its cash flows due to utilization of tax attributes carryforwards.

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

In most cases, these SPEs are deemed for accounting purposes to be VIEs. The Company applies accounting guidance for consolidation of VIEs to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Entities that previously met the criteria as qualifying SPEs that were not subject to consolidation prior to January 1, 2010 became subject to the consolidation requirements for VIEs on that date. Excluding entities subject to the Deferral (as defined in Note 2 to the consolidated financial statements), effective January 1, 2010, the primary beneficiary of a VIE is the party that both (1) has the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (2) has an obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. The Company consolidates entities of which it is the primary beneficiary.

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

The Balance Sheet.

The Company actively monitors and evaluates the composition and size of its balance sheet. A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets decreased to $749,898 million at December 31, 2011 from $807,698 million at December 31, 2010. The decrease in total assets was primarily due to a decrease in Financial instruments owned—Corporate equities and Corporate and other debt and Federal funds sold and securities purchased under agreements to sell and Securities borrowed.

The Company’s assets and liabilities are primarily related to transactions attributable to sales and trading and securities financing activities. At December 31, 2011, securities financing assets and liabilities were $332 billion and $268 billion, respectively. At December 31, 2010, securities financing assets and liabilities were $358 billion and $321 billion, respectively. Securities financing transactions include repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Notes 2 and 6 to the consolidated financial statements). Securities sold under agreements to repurchase and Securities loaned were $135 billion at December 31, 2011 and averaged $180 billion during 2011. Securities purchased under agreements to resell and Securities borrowed were $257 billion at December 31, 2011 and averaged $303 billion during 2011. In both cases, the period end balance was lower than the average balances for 2011 primarily, due to a decrease in the overall balance sheet during the year.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer owned securities, and customer cash, which is segregated according to regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage clients. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets were $12 billion and $17 billion at December 31, 2011 and December 31, 2010, respectively, recorded in accordance with accounting guidance for the transfer of financial assets that represented offsetting assets and liabilities for fully collateralized non-cash loan transactions.

The following table sets forth the Company’s tangible common equity at December 31, 2011 and December 31, 2010 and average balances during 2011:

	Balance at		Average Balance(1)
	December 31, 2011	December 31, 2010	2011
	(dollars in millions)
Common equity	$60,541	$47,614	$54,382
Preferred equity	1,508	9,597	5,241

Morgan Stanley shareholders’ equity	62,049	57,211	59,623
Junior subordinated debentures issued to capital trusts	4,853	4,817	4,835
Less: Goodwill and net intangible assets(2)	(6,691)	(6,947)	(6,836)

Tangible Morgan Stanley shareholders’ equity	$60,211	$55,081	$57,622

Common equity	$60,541	$47,614	$54,382
Less: Goodwill and net intangible assets(2)	(6,691)	(6,947)	(6,836)

Tangible common equity(3)	$53,850	$40,667	$47,546

(1)	The Company calculates its average balances based upon month-end balances.
(2)	The goodwill and net intangible assets deduction exclude mortgage servicing rights (net of disallowable mortgage servicing rights) of $120 million and $141 million at December 31, 2011 and December 31, 2010, respectively, and include only the Company’s share of MSSB’s goodwill and intangible assets.
(3)	Tangible common equity, a non-GAAP financial measure, equals common equity less goodwill and net intangible assets as defined above. The Company views tangible common equity as a useful measure to investors because it is a commonly utilized metric and reflects the common equity deployed in the Company’s businesses.

Balance Sheet and Funding Activity in 2011.

During 2011, the Company issued notes with a principal amount of approximately $33 billion. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5 years at December 31, 2011. During 2011, approximately $39 billion in aggregate long-term borrowings were matured or retired. Subsequent to December 31, 2011 and through February 10, 2012, the Company’s long-term borrowings (net of issuances) decreased by approximately $6.8 billion.

At December 31, 2011, the aggregate outstanding carrying amount of the Company’s senior indebtedness was approximately $176 billion (including guaranteed obligations of the indebtedness of subsidiaries) compared with $183 billion at December 31, 2010. The decrease in the amount of senior indebtedness was primarily due to repayments of notes, net of new issuances in long-term and short-term borrowings.

MUFG Stock Conversion.

On June 30, 2011, MUFG’s outstanding Series B Preferred Stock was converted into the Company’s common stock (see “Executive Summary—Significant Items—MUFG Stock Conversion” herein).

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

At December 31, 2011, the Company had approximately $1.6 billion remaining under its current share repurchase program out of the $6 billion authorized by the Board of Directors in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases by the Company are subject to regulatory approval. During 2011, the Company did not repurchase common stock as part of its capital management share repurchase program (see also “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5).

The Board of Directors determines the declaration and payment of dividends on a quarterly basis. In January 2012, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05. In December 2011, the Company also announced that the Board of Directors declared a quarterly dividend of $255.56 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25556) and a quarterly dividend of $25.00 per share of Series C Non-Cumulative Non-Voting Perpetual Preferred Stock.

Required Capital.

Beginning with the quarter ended June 30, 2010, the Company’s capital estimation is based on the Required Capital Framework, an internal capital adequacy measure. This framework is a risk-based internal use of capital measure, which is compared with the Company’s regulatory capital to help ensure the Company maintains an amount of risk-based going concern capital after absorbing potential losses from extreme stress events at a point in time. The difference between the Company’s regulatory capital and aggregate Required Capital is the Company’s Parent capital. Average Tier 1 capital, aggregate Required capital and Parent capital for 2011 were approximately $51.2 billion, $30.9 billion and $20.3 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, including Basel III, organic growth, acquisitions and other capital needs.

Tier 1 capital and common equity attribution to the business segments is based on capital usage calculated by Required Capital. In principle, each business segment is capitalized as if it were an independent operating entity with limited diversification benefit between the business segments. Required Capital is assessed at each business segment and further attributed to product lines. This process is intended to align capital with the risks in each business segment in order to allow senior management to evaluate returns on a risk-adjusted basis. The Required Capital Framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. During 2012, the Company will continue to evaluate the framework with respect to the impact of future regulatory requirements, as appropriate.

For a further discussion of the Company’s Tier 1 capital, see “Regulatory Requirements” herein.

The following table presents the Company’s and business segments’ average Tier 1 capital and average common equity for 2011 and 2010.

	2011		2010
	Average Tier 1 Capital	Average Common Equity	Average Tier 1 Capital	Average Common Equity
	(dollars in billions)
Institutional Securities	$26.2	$26.2	$26.0	$17.7
Global Wealth Management Group	3.3	7.6	2.9	6.8
Asset Management	1.4	2.2	1.9	2.1
Parent capital	20.3	18.4	20.7	15.5

Total from continuing operations	51.2	54.4	51.5	42.1
Discontinued operations	—	—	0.1	0.3

Total	$51.2	$54.4	$51.6	$42.4

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

Liquidity Risk Management Framework.

The primary goal of the Company’s liquidity risk management framework is to ensure that the Company has access to adequate funding across a wide range of market conditions. The framework is designed to enable the Company to fulfill its financial obligations and support the execution of the Company’s business strategies.

The following principles guide the Company’s liquidity risk management framework:

•	Sufficient liquid assets should be maintained to cover maturing liabilities;

•	Maturity profile of assets and liabilities should be aligned, with limited reliance on short-term funding;

•	Source, counterparty, currency, region, and term of funding should be diversified; and

•	Limited access to funding should be anticipated through the Contingency Funding Plan.

The core components of the Company’s liquidity risk management framework are the Contingency Funding Plan (“CFP”), Liquidity Stress Tests and the Global Liquidity Reserve. These elements support the Company’s target liquidity profile.

Contingency Funding Plan.

The Company maintains the CFP, which describes the data and information flows, limits and triggers, escalation procedures, roles and responsibilities, and available mitigating actions in the event of a liquidity stress. The CFP assesses current and future funding sources and uses and establishes a plan for monitoring and managing a potential liquidity stress event. A set of escalation triggers identifies early signs of stress and activates a response plan.

Liquidity Stress Tests.

The Company uses Liquidity Stress Tests to model liquidity outflows across multiple scenarios over a range of time horizons. These scenarios contain various combinations of idiosyncratic and systemic stress events.

The assumptions underpinning the Liquidity Stress Tests include, but are not limited to, the following:

•	No government support;

•	No access to equity and unsecured debt markets;

•	Repayment of all unsecured debt maturing within one year;

•	Higher haircuts and significantly lower availability of secured funding;

•	Additional collateral that would be required by trading counterparties and certain exchanges and clearing organizations related to multi-notch credit rating downgrade;

•	Additional collateral that would be required due to collateral substitutions, collateral disputes and uncalled collateral;

•	Discretionary unsecured debt buybacks;

•	Drawdowns on unfunded commitments provided to third parties;

•	Client cash withdrawals and reduction in customer short positions that fund long positions;

•	Limited access to the foreign exchange swap markets;

•	Return of securities borrowed on an uncollateralized basis; and

•	Maturity roll-off of outstanding letters of credit with no further issuance.

The Liquidity Stress Tests are produced at the Parent company (“Parent”) and major operating subsidiary levels, as well as at major currency levels, to capture specific cash requirements and cash availability across the Company. The Liquidity Stress Tests assume that subsidiaries will use their own liquidity first to fund their obligations before drawing liquidity from the Parent. The Parent will support its subsidiaries and will not have access to subsidiaries’ liquidity reserves that are subject to any regulatory, legal or tax constraints.

At December 31, 2011, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its Liquidity Stress Tests.

Global Liquidity Reserve.

The Company maintains sufficient liquidity reserves (“Global Liquidity Reserve”) to cover daily funding needs and meet strategic liquidity targets sized by the CFP and Liquidity Stress Tests. These liquidity targets are based on the Company’s risk tolerance, balance sheet level and composition, subsidiary funding needs, and upcoming debt maturities, which are subject to change dependent on market and firm-specific events.

The Global Liquidity Reserve is held within the Parent and operating subsidiaries. The Global Liquidity Reserve is comprised of highly liquid and diversified cash and cash equivalents and unencumbered securities. Eligible unencumbered securities include U.S. government securities, U.S. agency securities, U.S. agency mortgage-backed securities, FDIC-guaranteed corporate debt and non-U.S. government securities.

Global Liquidity Reserve by Type of Investment.

The table below summarizes the Company’s Global Liquidity Reserve by type of investment:

At December 31, 2011
(dollars in billions)
Cash deposits with banks	$9
Cash deposits with central banks	31
Unencumbered highly liquid securities:
U.S. Government obligations	80
U.S. agency and agency mortgage-backed securities	36
Non-U.S. sovereign obligations(1)	14
Investments in money market funds	1
Other investment grade securities	11

Global Liquidity Reserve	$182

(1)	At December 31, 2011, approximately 93% of Non-U.S sovereign obligations were rated AAA.

The ability to monetize assets during the start of a liquidity crisis is critical. The Company believes that the assets held in the Global Liquidity Reserve can be monetized within five business days in a stressed environment given the highly liquid and diversified nature of the reserves.

The currency profile of the Global Liquidity Reserve is consistent with the CFP and Liquidity Stress Tests.

In addition to the Global Liquidity Reserve, the Company has other cash and cash equivalents and other unencumbered assets that are available for monetization which are not included in the balances in the table above.

Global Liquidity Reserve Held by the Parent and Operating Subsidiaries.

The table below summarizes the Global Liquidity Reserve held by the Parent and operating subsidiaries:

	At December 31, 2011	Average Balance(1) 2011
	(dollars in billions)
Parent	$75	$78
Non-Bank Subsidiaries:
Domestic	18	12
Foreign	26	23

Total Non-Bank Subsidiaries	44	35

Bank Subsidiaries:
Domestic	56	57
Foreign	7	7

Total Bank Subsidiaries	63	64

Total	$182	$177

(1)	The Company calculates the average Global Liquidity Reserve based upon daily amounts.

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

Secured Financing.    A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term collateralized receivables arising principally from its Institutional Securities business segment’s sales and trading activities. The liquid nature of these assets provides the Company with flexibility in financing these assets with collateralized borrowings.

The Company’s goal is to achieve an optimal mix of secured and unsecured funding while ensuring continued growth in stable funding sources. The Institutional Securities business segment emphasizes the use of collateralized short-term borrowings to limit the growth of short-term unsecured funding, which is generally more subject to disruption during periods of financial stress. The ability to fund less liquid assets on a secured basis may be impaired in a stress environment. To manage this risk, the Company obtains longer-term secured financing for less liquid assets and has minimal reliance on overnight financing. At December 31, 2011, the weighted average maturity of the Company’s secured financing against less liquid collateral was greater than 120 days. The Company defines less liquid collateral as that which is not consistent with the standards of the Global Liquidity Reserve. In addition, the Company minimizes refinancing risk by diversifying across both counterparties and maturities. The Company holds a portion of its Global Liquidity Reserve against a potential disruption to its secured financing capabilities. This potential disruption may be in the form of additional margin or reduced capacity to refinance maturing trades. The Company actively manages its secured financing book in accordance with established limits on tenor by asset class and seeks to build a sufficient buffer to offset various risks discussed above.

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

Temporary Liquidity Guarantee Program (“TLGP”).    In October 2008, the Secretary of the U.S. Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991, and the FDIC announced the TLGP. Based on the Final Rule adopted on November 21, 2008, the TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Company) between October 14, 2008 and June 30, 2009. Of the $23.8 billion issued by the Company under the TLGP, $12.1 billion was still outstanding at December 31, 2011.

Short-Term Borrowings.    The Company’s unsecured short-term borrowings consist of commercial paper, bank loans, bank notes and structured notes with maturities of 12 months or less at issuance.

The table below summarizes the Company’s short-term unsecured borrowings:

	At December 31, 2011	At December 31, 2010
	(dollars in millions)
Commercial paper(1)	$978	$945
Other short-term borrowings	1,865	2,311

Total	$2,843	$3,256

(1)	At December 31, 2011, the majority of the commercial paper balance was issued as part of client transactions and is not used for the Company’s general funding purposes.

Deposits.    The Company’s bank subsidiaries’ funding sources include bank deposits, repurchase agreements, federal funds purchased, certificates of deposit, money market deposit accounts, commercial paper and Federal Home Loan Bank advances. The vast majority of deposits in Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the “Subsidiary Banks”) are sourced from the Company’s retail brokerage accounts and are considered to have stable, low cost funding characteristics.

Deposits were as follows:

	At December 31, 2011(1)	At December 31, 2010(1)
	(dollars in millions)
Savings and demand deposits(2)	$63,029	$59,856
Time deposits(3)	2,633	3,956

Total	$65,662	$63,812

(1)	Total deposits subject to FDIC Insurance at December 31, 2011 and December 31, 2010 were $52 billion and $48 billion, respectively.
(2)	Amounts include non-interest bearing deposits of $1,270 million and $30 million at December 31, 2011 and December 31, 2010, respectively.
(3)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 4 to the consolidated financial statements).

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

Long-term borrowings at December 31, 2011 consisted of the following:

	Parent	Subsidiaries	Total
	(dollars in millions)
Due in 2012	$33,811	$1,271	$35,082
Due in 2013	24,464	554	25,018
Due in 2014	20,493	991	21,484
Due in 2015	17,914	3,974	21,888
Due in 2016	17,557	1,470	19,027
Thereafter	60,522	1,213	61,735

Total	$174,761	$9,473	$184,234

Credit Ratings.

The Company relies on external sources to finance a significant portion of its day-to-day operations. The cost and availability of financing generally is impacted by the Company’s credit ratings. In addition, the Company’s credit ratings can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as OTC derivative transactions, including credit derivatives and interest rate swaps. Issuer specific factors that are important to the determination of the Company’s credit ratings include governance, the level and quality of earnings, capital adequacy, funding and liquidity, risk appetite and management, asset quality, strategic direction and business mix. Additionally, the agencies will look at other industry-wide factors such as regulatory or legislative changes, macro-economic environment, and perceived levels of government support.

The rating agencies have stated that they currently incorporate various degrees of uplift from perceived government support in the credit ratings of systemically important banks, including the credit ratings of the Company. Rating agencies continue to monitor progress of U.S. financial reform legislation to assess whether the possibility of extraordinary government support for the financial system in any future financial crises is negatively impacted. Legislative outcomes may lead to reduced uplift assumptions for U.S. banks and thereby place downward pressure on credit ratings. At the same time, proposed U.S. financial reform legislation also has positive implications for credit ratings such as higher standards for capital and liquidity levels. The net result on credit ratings and the timing of any change in rating agency assumptions on support is currently uncertain.

At February 17, 2012, the Company’s and Morgan Stanley Bank, N.A.’s senior unsecured ratings were as set forth below. The long-term credit ratings on the Company by Moody’s Investor Services, Inc (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”) are currently at different levels (commonly referred to as “split ratings”).

	Company			Morgan Stanley Bank, N.A.
	Short-Term Debt	Long-Term Debt	Rating Outlook	Short-Term Debt	Long-Term Debt	Rating Outlook
Dominion Bond Rating Service Limited	R-1 (middle)	A (high)	Negative	—	—	—
Fitch Ratings(1)	F1	A	Stable	F1	A	Stable
Moody’s Investor Services, Inc.(2)	P-1	A2	Downgrade Review	P-1	A1	Downgrade Review
Rating and Investment Information, Inc.	a-1	A+	Negative	—	—	—
Standard & Poor’s(3)	A-2	A-	Negative	A-1	A	Negative

(1)	On December 13, 2011, in the context of a global review of trading and universal banks, Fitch Ratings affirmed the Company’s and Morgan Stanley Bank, N.A.’s A/F1 long- and short-term debt ratings. A Stable Outlook was assigned.
(2)	On February 15, 2012, Moody’s placed the ratings of 17 banks on review for downgrade in the context of a broad review of global banks with capital markets operations. As part of this review, Moody’s placed the Company’s and Morgan Stanley Bank, N.A’s “A2/A1” long-term and “P-1” short-term ratings on review for downgrade.
(3)	On November 29, 2011, Standard & Poor’s released new bank ratings for the top global banks based upon its revised methodology. The Company’s long- and short-term debt ratings were lowered one-notch from A/A-1 to A-/A-2 and Morgan Stanley Bank, N.A’s long-term debt rating was lowered from A+ to A. Morgan Stanley Bank, N.A.’s short-term debt rating was affirmed at A-1.

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business segment, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit rating downgrade. The following are the amounts of additional collateral or termination payments that could be called by counterparties under the terms of such agreements in the event of a downgrade of the Company’s long-term credit rating under various scenarios at December 31, 2011: $919 million (A3 Moody’s/A- S&P); $3,989 million (Baa1 Moody’s/ BBB+ S&P); and $4,743 million (Baa2 Moody’s/BBB S&P).

Also, the Company is required to pledge additional collateral to certain exchanges and clearing organizations in the event of a credit rating downgrade. At December 31, 2011, the increased collateral requirement at certain exchanges and clearing organizations under various scenarios was $118 million (A3 Moody’s/A- S&P); $1,183 million (Baa1 Moody’s/ BBB+ S&P); and $1,775 million (Baa2 Moody’s/BBB S&P).

The liquidity impact of additional collateral requirements is accounted for in the Company’s CFP.

Off-Balance Sheet Arrangements with Unconsolidated Entities.

The Company enters into various arrangements with unconsolidated entities, including VIEs, primarily in connection with its Institutional Securities business segment.

Institutional Securities Activities.    The Company utilizes SPEs primarily in connection with securitization activities. The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the consolidated statements of income. Retained interests in securitized financial assets were approximately $2.9 billion and $5.4 billion at December 31, 2011 and December 31, 2010, respectively, substantially all of which were related to U.S. agency collateralized mortgage obligations, commercial mortgage loan and residential mortgage loan securitization transactions. For further information about the Company’s securitization activities, see Notes 2 and 7 to the consolidated financial statements.

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

Guarantees.    Accounting guidance for guarantees requires the Company to disclose information about its obligations under certain guarantee arrangements. Guarantees are defined as contracts and indemnification agreements that contingently require a guarantor to make payments to the guaranteed party based on changes in an underlying measure (such as an interest or foreign exchange rate, a security or commodity price, an index, or the occurrence or non-occurrence of a specified event) related to an asset, liability or equity security of a guaranteed party. Guarantees are also defined as contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at December 31, 2011:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)	$487,620	$828,686	$787,357	$328,741	$2,432,404	$93,629	$—
Other credit contracts	65	2,356	717	2,469	5,607	(1,146)	—
Non-credit derivative contracts(1)	1,332,802	835,776	318,162	309,471	2,796,211	112,936	—
Standby letters of credit and other financial guarantees issued(2)(3)	1,426	788	1,055	5,554	8,823	(30)	5,749
Market value guarantees	—	53	203	561	817	13	90
Liquidity facilities	5,021	1,232	38	67	6,358	—	6,995
Whole loan sales representations and warranties	—	—	—	24,557	24,557	65	—
Securitization representations and warranties	—	—	—	83,544	83,544	24	—
General partner guarantees	259	40	17	155	471	73	—

(1)	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 12 to the consolidated financial statements.
(2)	Approximately $2.4 billion of standby letters of credit are also reflected in the “Commitments” table in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Financial instruments owned or Financial instruments sold, not yet purchased in the consolidated statements of financial condition.

(3)	Amounts include guarantees issued by consolidated real estate funds sponsored by the Company of approximately $291 million. These guarantees relate to obligations of the fund’s investee entities, including guarantees related to capital expenditures and principal and interest debt payments. Accrued losses under these guarantees of approximately $55 million are reflected as a reduction of the carrying value of the related fund investments, which are reflected in Financial instruments owned—Investments on the consolidated statements of financial condition.

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

Commitments and Contractual Obligations.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at December 31, 2011 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at December 31, 2011
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$1,645	$6	$6	$—	$1,657
Investment activities	1,146	317	68	270	1,801
Primary lending commitments—investment grade(1)(2)	11,581	10,206	29,417	440	51,644
Primary lending commitments—non-investment grade(2)	1,027	3,937	9,014	1,673	15,651
Secondary lending commitments(3)	90	305	23	130	548
Commitments for secured lending transactions	293	295	159	—	747
Forward starting reverse repurchase agreements and securities borrowing agreements(4)	40,792	—	—	—	40,792
Commercial and residential mortgage-related commitments	790	22	152	484	1,448
Other commitments	1,013	306	5	—	1,324

Total	$58,377	$15,394	$38,844	$2,997	$115,612

(1)	This amount includes commitments to asset-backed commercial paper conduits of $275 million at December 31, 2011, of which $138 million have maturities of less than one year and $137 million of which have maturities of one to three years.
(2)	This amount includes $6.4 billion of investment grade and $1.6 billion of non-investment grade unfunded commitments accounted for as held for investment at December 31, 2011. The remainder of these lending commitments are carried at fair value.
(3)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the consolidated statements of financial condition (see Note 4 to the consolidated financial statements).
(4)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to December 31, 2011 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and of the amount at December 31, 2011, $36.4 billion settled within three business days.

For further description of these commitments, see Note 13 to the consolidated financial statements and “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A herein.

In the normal course of business, the Company enters into various contractual obligations that may require future cash payments. Contractual obligations include long-term borrowings, other secured financings, contractual interest payments, contractual payments on time deposits, operating leases, purchase obligations and expected contributions for pension and postretirement plans. The Company’s future cash payments associated with certain of its obligations at December 31, 2011 are summarized below:

	Payments Due in:
At December 31, 2011	2012	2013-2014	2015-2016	Thereafter	Total
	(dollars in millions)
Long-term borrowings(1)	$35,082	$46,502	$40,915	$61,735	$184,234
Other secured financings(1)	8,361	6,114	1,478	2,743	18,696
Contractual interest payments(2)	6,418	10,830	7,936	21,659	46,843
Contractual interest payments on time deposits(3)	1,228	1,493	—	—	2,721
Operating leases—office facilities(4)	693	1,229	876	2,453	5,251
Operating leases—equipment(4)	210	429	158	162	959
Purchase obligations(5)	814	621	270	54	1,759
Pension and postretirement plans—expected contribution(6)	50	—	—	—	50

Total(7)	$52,856	$67,218	$51,633	$88,806	$260,513

(1)	See Note 11 to the consolidated financial statements. Amounts presented for Other secured financings are financings with original maturities greater than one year.
(2)	Amounts represent estimated future contractual interest payments related to unsecured long-term borrowings based on applicable interest rates at December 31, 2011. Amounts include stated coupon rates, if any, on structured or index-linked notes.
(3)	Amounts represent contractual principal and interest payments related to time deposits primarily held at the Subsidiary Banks.
(4)	See Note 13 to the consolidated financial statements.
(5)	Purchase obligations for goods and services include payments for, among other things, consulting, outsourcing, printing, computer and telecommunications maintenance agreements, certain license agreements related to MSSB, and certain transmission, transportation and storage contracts related to the commodities business. Purchase obligations at December 31, 2011 reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on the Company’s consolidated statement of financial condition.
(6)	See Note 21 to the consolidated financial statements.
(7)	Amounts exclude unrecognized tax benefits, as the timing and amount of future cash payments are not determinable at this time (see Note 22 to the consolidated financial statements for further information).

Regulatory Requirements.

Capital.

The Company is a financial holding company under the Bank Holding Company Act of 1956, as amended and is subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance with such capital requirements. The Office of the Comptroller of the Currency establishes similar capital requirements and standards for the Company’s national bank subsidiaries (see “Other Matters—Regulatory Outlook” herein).

The Company calculates its capital ratios and risk-weighted assets (“RWA”) in accordance with the capital adequacy standards for financial holding companies adopted by the Federal Reserve. These standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. In December 2007, the U.S. banking regulators published final regulations incorporating the Basel II Accord, which requires internationally active banking organizations, as well as certain of their U.S. bank subsidiaries, to implement Basel II standards over the next several years. In July 2010, the Company began reporting its capital adequacy standards on a parallel basis to its regulators under Basel I and Basel II as part of a phased implementation of Basel II.

In June 2011, the U.S. banking regulators published final regulations implementing a provision of the Dodd-Frank Act requiring certain institutions supervised by the Federal Reserve, including the Company, be subject to capital requirements that are not less than the generally applicable risk-based capital requirements. As a result, the generally applicable capital standards, which are based on Basel I standards, but may themselves change over time, will serve as a permanent floor to minimum capital requirements calculated under the Basel II standards the Company is currently required to implement, as well as future capital standards.

Basel III contains new capital standards that raise the quality of capital and strengthen counterparty credit risk capital requirements and introduce a leverage ratio as a supplemental measure to the risk-based ratio. Basel III includes a new capital conservation buffer, which imposes a common equity requirement above the new minimum that can be depleted under stress, subject to restrictions on capital actions, a new additional loss absorbency capital requirement for global systemically important banks (“GSIB”) such as the Company, and a new countercyclical buffer which regulators can activate during periods of excessive credit growth in their jurisdiction. The Basel III proposals complement an earlier proposal for revisions to the market risk framework that increases capital requirements for securitizations within the Company’s trading book. In 2011, the U.S. regulators issued proposed rules that are intended to implement certain aspects of the market risk framework proposals. The U.S. regulators will require implementation of Basel III subject to an extended phase-in period.

In December 2011, the Federal Reserve issued final rules on Capital Plans, which require large bank holding companies such as the Company to submit capital plans on an annual basis in order for the Federal Reserve to assess the companies’ systems and processes that incorporate forward-looking projections of revenue and losses to monitor and maintain their internal capital adequacy. The rules also require that such companies to obtain approval from the Federal Reserve before making a capital action.

Under the Basel Committee’s proposed framework, based on a preliminary analysis of the guidelines published to date and other factors, the Company estimates its pro forma Tier 1 common ratio under Basel III will be in a range between 8% and 10% by the end of 2012. These are preliminary estimates and may change based on guidelines for implementation to be issued by the Federal Reserve. These preliminary estimates are forward-looking and are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of risks and uncertainties that may affect the future results of the Company, please see “Risk Factors” in Part I, Item 1A herein.

In accordance with the Federal Reserve’s new Capital Plans final rule, Tier 1 common capital is calculated as Tier 1 capital less non-common elements in Tier 1 capital. Non-common elements include perpetual preferred stock and related surplus, minority interests in subsidiaries, trust preferred securities and mandatory convertible preferred securities. The Federal Reserve will work with the other federal banking agencies to implement Basel III and to propose a Basel III Tier 1 common capital ratio as a new minimum regulatory capital ratio. The existing supervisory definition of Tier 1 common capital will remain in force under the Capital Plans final rule until the Federal Reserve adopts the Basel III Tier 1 common ratio.

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

At December 31, 2011, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 16.6% and total capital to RWAs of 17.8% (6% and 10% being well-capitalized for regulatory purposes, respectively). Also, the ratio of Tier 1 common capital to RWAs was 13.0% (5% being the minimum under the Federal Reserve’s new capital plan framework). In addition, financial holding companies are also subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the year. At December 31, 2011, the Company was in compliance with this leverage restriction, with a Tier 1 leverage ratio of 6.8% (5% being well-capitalized for regulatory purposes).

The following table reconciles the Company’s total shareholders’ equity to Tier 1 common, Tier 1, Tier 2 and Total allowable capital as defined by the regulations issued by the Federal Reserve and presents the Company’s consolidated capital ratios at December 31, 2011 and December 31, 2010:

	At December 31, 2011	At December 31, 2010
	(dollars in millions)
Allowable capital
Common shareholders’ equity	$60,541	$47,614
Less: Goodwill	(6,686)	(6,739)
Less: Non-servicing intangible assets	(4,165)	(4,526)
Less: Net deferred tax assets	(4,860)	(3,984)
Less: After-tax debt valuation adjustment	(2,296)	(20)
Other deductions	(1,511)	(1,986)
MSSB Goodwill/Intangibles-Apportionment	—	4,317

Tier 1 common capital(2)	41,023	34,676

Qualifying preferred stock	1,508	9,597
Qualifying restricted core capital elements	9,821	12,924
Less: MSSB Goodwill/Intangibles-Apportionment	—	(4,317)

Tier 1 capital	52,352	52,880

Qualifying subordinated debt and restricted core capital elements	4,546	2,412
Other qualifying amounts	17	82
Other deductions	(721)	(897)

Tier 2 capital	3,842	1,597

Total allowable capital	$56,194	$54,477

Total risk weighted assets(1)	$315,293	$340,884

Capital ratios
Total capital ratio(1)	17.8%	16.0%

Tier 1 common capital ratio(1)(2)	13.0%	10.2%

Tier 1 capital ratio(1)	16.6%	15.5%

Tier 1 leverage ratio	6.8%	6.6%

(1)	At December 31, 2010, the Company’s RWAs, Total capital ratio, Tier 1 common capital ratio and Tier 1 capital ratio were adjusted to $340,884 million, 16.0%, 10.2% and 15.5%, respectively, from $329,560 million, 16.5%, 10.5% and 16.1%, respectively, based on revised guidance from the Federal Reserve about the Company’s capital treatment for OTC derivatives collateral.
(2)	Tier 1 common capital ratio equals Tier 1 common capital divided by RWA. On December 30, 2011, the Federal Reserve formalized regulatory definitions for Tier 1 common capital and Tier 1 common capital ratio. The Federal Reserve defined Tier 1 common capital as Tier 1 capital less non-common elements in Tier 1 capital, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities. Previously, the Company’s definition of Tier 1 common capital included all of the items noted in the Federal Reserve’s definition, but it also included an adjustment for the portion of goodwill and non-servicing intangible assets associated with MSSB’s noncontrolling interests (i.e., Citi’s share of MSSB’s goodwill and intangibles). The Company’s conformance to the Federal Reserve’s definition under the final rule reduced its Tier 1 common capital and Tier 1 common ratio by approximately $4.2 billion and 132 basis points, respectively at December 31, 2011.

Total allowable capital is composed of Tier 1 capital, which includes Tier 1 common capital, and Tier 2 capital. Tier 1 common capital is defined as Tier 1 capital less non-common elements in Tier 1 capital, including qualifying perpetual stock and qualifying restricted core capital elements, as per the Capital Plans final rule. Tier 1 capital consists predominately of common shareholders’ equity as well as qualifying preferred stock and qualifying restricted core capital elements (trust preferred securities and noncontrolling interests) less goodwill, non-servicing intangible assets (excluding allowable mortgage servicing rights), net deferred tax assets (recoverable in excess of one year), an after-tax debt valuation adjustment and certain other deductions, including equity investments. The debt valuation adjustment in the above table represents the cumulative change in fair value of certain long-term and short-term borrowings that was attributable to the Company’s own instrument-specific credit spreads and is included in retained earnings. For a further discussion of fair value, see Note 4 to the consolidated financial statements.

At December 31, 2011, the Company calculated its RWAs in accordance with the regulatory capital requirements of the Federal Reserve, which is consistent with guidelines described under Basel I. RWAs reflect both on and off-balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations.

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

Credit RWAs reflect capital charges attributable to the risk of loss arising from a borrower or counterparty failing to meet its financial obligations. For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A herein.

Liquidity.

The Basel Committee has developed two standards for supervisors to use in liquidity risk supervision. The first standard’s objective is to promote the short-term resilience of the liquidity risk profile of banks and bank holding companies. The Basel Committee developed the Liquidity Coverage Ratio (“LCR”) to ensure banks have sufficient high-quality liquid assets to cover net outflows arising from significant stress lasting 30 calendar days. The standard requires that the value of the ratio be no lower than 100%. The second standard’s objective is to promote resilience over a longer time horizon. The Net Stable Funding Ratio (“NSFR”) has a time horizon of one year and builds on traditional “net liquid asset” and “cash capital” methodologies used widely by internationally active banking organizations to provide a sustainable maturity structure of assets and liabilities. The NSFR is defined as the amount of available stable funding to the amount of required stable funding. This ratio must be greater than 100%. After an observation period beginning in 2011, the LCR, including any revisions, will be introduced on January 1, 2015. The NSFR, including any revisions, will move to a minimum standard by January 1, 2018. The Company will continue to monitor the development and the potential impact of these standards.

In addition, in December 2011, the Federal Reserve issued proposed rules to implement certain requirements of the systemic risk regime, including with respect to liquidity. The proposed rules would require systemically important financial institutions, such as the Company, to maintain a sufficient quantity of highly liquid assets to survive a projected 30-day liquidity stress event, to conduct regular liquidity stress tests, and to implement various liquidity risk management requirements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Risk Management.

Overview.

Management believes effective risk management is vital to the success of the Company’s business activities. Accordingly, the Company employs an enterprise risk management (“ERM”) framework to integrate the diverse roles of the risk departments into a holistic enterprise structure and to facilitate the incorporation of risk evaluation into decision-making processes across the Company. The Company has policies and procedures in place to identify, assess, monitor and manage the significant risks involved in the activities of its Institutional Securities, Global Wealth Management Group and Asset Management business segments as well as at the holding company level. Principal risks involved in the Company’s business activities include market, credit, capital and liquidity, operational, legal and regulatory risk.

The cornerstone of the Company’s risk management philosophy is the execution of risk-adjusted returns through prudent risk-taking that protects the Company’s capital base and franchise. Five key principles underlie this philosophy: comprehensiveness, independence, accountability, defined risk tolerance and transparency. The fast-paced, complex, and constantly-evolving nature of global financial markets requires that the Company maintain a risk management culture that is incisive, knowledgeable about specialized products and markets, and subject to ongoing review and enhancement. To help ensure the efficacy of risk management, which is an essential component of the Company’s reputation, senior management requires thorough and frequent communication and the appropriate escalation of risk matters.

Risk Governance Structure.

Risk management at the Company requires independent company-level oversight, accountability of the Company’s business segments, and effective communication of risk matters to senior management and across the Company. The nature of the Company’s risks, coupled with its risk management philosophy, informs the Company’s risk governance structure. The Company’s risk governance structure is comprised of the Board of Directors; the Risk Committee of the Board (“BRC”), the Audit Committee of the Board (“BAC”), and the Operations and Technology Committee of the Board (“BOTC”); the Firm Risk Committee (“FRC”); senior management oversight (including the Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer); the Internal Audit Department and risk managers, committees, and groups within and across the Company’s business segments. A risk governance structure composed of independent but complementary entities facilitates efficient and comprehensive supervision of the Company’s risk exposures and processes.

Morgan Stanley Board of Directors.    The Board has oversight for the Company’s ERM framework and is responsible for helping to ensure that the Company’s risks are managed in a sound manner. The Board has authorized the committees within the ERM framework to help facilitate its risk oversight responsibilities.

Risk Committee of the Board.    The BRC, appointed by the Board, is composed of non-management directors. The BRC is responsible for assisting the Board in the oversight of the Company’s risk governance structure; the Company’s risk management and risk assessment guidelines and policies regarding market, credit, and liquidity and funding risk; the Company’s risk tolerance; and the performance of the Chief Risk Officer. The BRC reports to the full Board on a regular basis.

Audit Committee of the Board.    The BAC, appointed by the Board, is composed of independent directors (pursuant to the Company’s Corporate Governance Policies and applicable New York Stock Exchange and Securities and Exchange Commission (“SEC”) rules) and is responsible for oversight of the integrity of the Company’s consolidated financial statements, the Company’s compliance with legal and regulatory requirements, the Company’s system of internal controls, the qualifications and independence of the Company’s independent auditor, and the performance of the Company’s internal and independent auditors. In addition, the BAC assists the Board in its oversight of certain aspects of risk management, including review of the major franchise, reputational, legal and compliance risk exposures of the Company and the steps management has taken to monitor and control such exposures, as well as guidelines and policies that govern the process for risk assessment and risk management. The BAC reports to the full Board on a regular basis.

Operations and Technology Committee of the Board.    The BOTC, established in 2011 and appointed by the Board, is responsible for assisting the Board in its oversight of the Company’s operations and technology strategy—and significant investments in support of such strategy—and operational risks, reviewing the major operational risk exposures of the Company and the steps management has taken to monitor and control such exposures. The BOTC is also responsible for the review and approval of operations and technology policies, as well as the review of the Company’s risk management and risk assessment guidelines and policies regarding operational risk. The BOTC reports to the full Board on a regular basis.

Firm Risk Committee.    The Board has also authorized the FRC, a management committee appointed and chaired by the Chief Executive Officer, which includes the most senior officers of the Company, including the Chief Risk Officer, Chief Legal Officer and Chief Financial Officer, to oversee Morgan Stanley’s risk management structure. The FRC’s responsibilities include oversight of the Company’s risk management principles, procedures and limits and the monitoring of capital levels and material market, credit, liquidity and funding, legal, compliance, operational, franchise and regulatory risk matters, and other risks, as appropriate, and the steps management has taken to monitor and manage such risks. The FRC reports to the full Board, the BAC, the BOTC and the BRC through the Company’s Chief Risk Officer and Chief Financial Officer.

Chief Risk Officer.    The Chief Risk Officer, who reports to the Chief Executive Officer and the BRC, oversees compliance with Company risk limits; approves exceptions to the Company’s risk limits; reviews material market, credit and operational risks; and reviews results of risk management processes with the Board, the BRC, the BAC, and the BOTC, as appropriate. The Chief Risk Officer also coordinates with the Compensation, Management Development and Succession Committee of the Board to evaluate whether the Company’s compensation arrangements encourage unnecessary or excessive risk-taking, and whether risks arising from the Company’s compensation arrangements are reasonably likely to have a material adverse effect on the Company.

Internal Audit Department.    The Internal Audit Department provides independent risk and control assessment and reports to the BAC and administratively to the Chief Legal Officer. The Internal Audit Department examines the Company’s operational and control environment and conducts audits designed to cover all major risk categories.

Independent Risk Management Functions.    The independent risk management functions (Market Risk, Credit Risk Management, Operational Risk and Corporate Treasury departments) are independent of the Company’s business units. These groups assist senior management and the FRC in monitoring and controlling the Company’s risk through a number of control processes. Each function maintains its own risk governance structure with specified individuals and committees responsible for aspects of managing risk. Further discussion about the responsibilities of the risk management functions may be found below under “Market Risk,” “Credit Risk,” and “Operational Risk” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” in Part II, Item 7 herein.

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

Stress Value-at-Risk.

The Company frequently enhances its market and credit risk management framework to address severe stresses that are observed in global markets during economic downturns. During 2011, the Company expanded and improved its risk measurement processes, including stress tests and scenario analysis, and further refined its market and credit risk limit framework. Stress Value-at-Risk (“S-VaR”), a proprietary methodology that comprehensively measures the Company’s market and credit risks, was further refined and continues to be an important metric used in establishing the Company’s risk appetite and its capital allocation framework. S-VaR simulates many stress scenarios based on more than 25 years of historical data and attempts to capture the different liquidities of various types of general and specific risks. Additionally, S-VaR captures event and default risks that are particularly relevant for credit portfolios.

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

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, the Company incurs market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of the Company’s Value-at-Risk (“VaR”) for market risk exposures is generated. In addition, the Company incurs trading-related market risk within the Global Wealth Management Group. Asset Management incurs principally Non-trading market risk primarily from capital investments in real estate funds and investments in private equity vehicles.

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

Sales and Trading and Related Activities.

Primary Market Risk Exposures and Market Risk Management.    During 2011, the Company had exposures to a wide range of interest rates, equity prices, foreign exchange rates and commodity prices—and the associated implied volatilities and spreads—related to the global markets in which it conducts its trading activities.

The Company is exposed to interest rate and credit spread risk as a result of its market-making activities and other trading in interest rate-sensitive financial instruments (e.g., risk arising from changes in the level or implied volatility of interest rates, the timing of mortgage prepayments, the shape of the yield curve and credit spreads). The activities from which those exposures arise and the markets in which the Company is active include, but are not limited to, the following: corporate and government debt across both developed and emerging markets and asset-backed debt (including mortgage-related securities).

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

The Company’s VaR model generally takes into account linear and non-linear exposures to equity and commodity price risk, interest rate risk, credit spread risk and foreign exchange rates. The model also takes into account linear exposures to implied volatility risks for all asset classes and non-linear exposures to implied volatility risks for equity, commodity and foreign exchange referenced products. The VaR model also captures certain implied correlation risks associated with portfolio credit derivatives as well as certain basis risks (e.g., corporate debt and related credit derivatives).

Among their benefits, VaR models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks and portfolio assets. One key element of the VaR model is that it reflects risk reduction due to portfolio diversification or hedging activities. However, VaR risk measures should be interpreted carefully in light of the methodology’s limitations, which include but are not limited to: past changes in market risk factors may not always yield accurate predictions of the distributions and correlations of future market movements; changes in portfolio value in response to market movements (especially for complex derivative portfolios) may differ from the responses calculated by a VaR model; VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under market conditions that are unusual relative to the historical period used in estimating the VaR; and published VaR results reflect past trading positions while future risk depends on future positions. A small proportion of market risk generated by trading positions is not included in VaR. The modeling of the risk characteristics of some positions relies on approximations that, under certain circumstances, could produce significantly different results from those produced using more precise measures. VaR is most appropriate as a risk measure for trading positions in liquid financial markets and will understate the risk associated with severe events, such as periods of extreme illiquidity. The Company is aware of these and other limitations and, therefore, uses VaR as only one component in its risk management oversight process. As explained above, this process also incorporates stress testing and scenario analyses and extensive risk monitoring, analysis, and control at the trading desk, division and Company levels.

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

VaR for 2011.    The table below presents VaR for the Company’s Trading portfolio, on a year-end, annual average and annual high and low basis (see Table 1 below). The VaR that would result if the Company were to adopt alternative parameters for its calculations, such as a higher confidence level for the VaR statistic (99% rather than 95%) or a shorter historical time series of market data (one year rather than four years), are also disclosed (see Table 2 below).

The Credit Portfolio VaR is disclosed as a separate category from the Primary Risk Categories. The Credit Portfolio VaR includes the mark-to-market relationship lending exposures and associated hedges as well as counterparty credit valuation adjustments and related hedges. A key driver of the Credit Portfolio VaR in 2011 was the Company’s exposure to Monolines, principally MBIA. For further information on the Company’s settlement with MBIA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Significant Items—Monoline Insurers” in Part II, Item 7 herein.

Trading Risks.

The table below presents the Company’s 95%/one-day Trading VaR:

Table 1: 95% VaR	95%/One-Day VaR for 2011				95%/One-Day VaR for 2010
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$66	$87	$137	$49	$92	$104	$127	$86
Equity price	25	31	48	21	29	28	52	19
Foreign exchange rate	18	17	27	8	20	24	50	9
Commodity price	28	30	44	23	30	28	35	21
Less: Diversification benefit(1)(2)	(67)	(63)	N/A	N/A	(51)	(66)	N/A	N/A

Primary Risk Categories	$70	$102	$170	$60	$120	$118	$149	$98

Credit Portfolio	52	97	124	49	74	67	79	54
Less: Diversification benefit(1)(2)	(35)	(70)	N/A	N/A	(76)	(46)	N/A	N/A

Total Trading VaR	$87	$129	$168	$83	$118	$139	$165	$117

(1)	Diversification benefit equals the difference between the total VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.
(2)	N/A—Not Applicable. The minimum and maximum VaR values for the total VaR and each of the component VaRs might have occurred on different days during the quarter and therefore the diversification benefit is not an applicable measure.

The Company’s average VaR for the Primary Risk Categories for 2011 was $102 million compared with $118 million for 2010. Reduced risk taking in fixed income products was the primary driver of the decrease. The reduction in period-end VaR from $120 million for 2010 to $70 million for 2011 more clearly demonstrates the reduced risk taking in fixed income products that occurred at the end of the third quarter of 2011 that continued through the fourth quarter of 2011.

The average Credit Portfolio VaR for 2011 was $97 million compared with $67 million for 2010. The increase in the average VaR over the year was from increased counterparty exposure during 2011. A more meaningful comparison for the Credit Portfolio is between the period-end VaR for 2011 of $52 million and the period-end VaR for 2010 of $74 million. This reduction reflects the settlement with MBIA in December of 2011.

The average Total Trading VaR for 2011 was $129 million compared with $139 million for 2010. This reduction was driven by the reduced risk taking in the Primary Risk Categories. The reduction in the period-end Total Trading VaR represents both the reduced risk taking in fixed income products as well as the settlement with MBIA.

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

Table 2 presents the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (95% versus 99%) for the VaR statistic or a shorter historical time series (four-year versus one-year) for market data upon which it bases its simulations. The four-year VaR measure continues to reflect the high market volatilities experienced through 2007 and 2008, while the one-year VaR is no longer affected by these phenomena.

Table 2: 95% and 99% Average Trading VaR with Four-Year / One-Year Historical Time Series	95% Average One-Day VaR for 2011		99% Average One-Day VaR for 2011
Market Risk Category	Four-Year Risk Factor History	One-Year Risk Factor History	Four-Year Risk Factor History	One-Year Risk Factor History
	(dollars in millions)
Interest rate and credit spread	$87	$57	$163	$110
Equity price	31	25	45	37
Foreign exchange rate	17	15	28	26
Commodity price	30	23	54	38
Less: Diversification benefit(1)	(63)	(46)	(111)	(81)

Primary Risk Categories	$102	$74	$179	$130

Credit Portfolio	97	58	194	127
Less: Diversification benefit(1)	(70)	(41)	(124)	(80)

Total Trading VaR	$129	$91	$249	$177

(1)	Diversification benefit equals the difference between the total VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.

Distribution of VaR Statistics and Net Revenues for 2011.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenue is to compare the VaR with actual trading revenue. Assuming no intra-day trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the year is 13, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the adequacy of the VaR model could be questioned. Differences between recent market volatility and the historical market volatility used in the VaR model may result in the number of days in which trading losses exceed VaR to be higher or lower than statistically expected. The Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results for both the Company as well as individual business units. For days where losses exceed the 95% or 99% VaR statistic, the Company examines the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results.

In line with the enhanced transparency of the Company’s traded market risk displayed in Tables 1 and 2, the distribution of VaR Statistics and Net Revenues will be presented for both the Primary Risk Categories and the Total Trading populations.

Primary Risk Categories.

As shown in Table 1, the Company’s average 95%/one-day Primary Risk Categories VaR for 2011 was $102 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Primary Risk Categories VaR for 2011. The most frequently occurring value was between $115 million and $130 million, while for approximately 41% of the trading days during the year, the Primary Risk Categories VaR was less than $100 million, reflecting the reduction in risk at the end of the third quarter of 2011 that continued through the fourth quarter of 2011.

The histogram below shows the distribution of daily net trading revenue for the Company’s businesses that comprise the Primary Risk Categories for 2011. This excludes the non-trading revenue of these businesses and the revenue associated with the Company’s own credit risk. During 2011, the Company’s businesses that comprise the Primary Risk Categories experienced net trading losses on 49 days, 1 day of which was in excess of the 95%/one-day Primary Risk Categories VaR.

Total Trading including the Primary Risk Categories and the Credit Portfolio.

As shown in Table 1, the Company’s average 95%/one-day Total Trading VaR, which includes the Primary Risk Categories and the Credit Portfolio, for 2011 was $129 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Total Trading VaR for 2011. The most frequently occurring value was between $130 million and $145 million, while for approximately 70% of the trading days during 2011, the Total Trading VaR ranged between $115 million and $145 million.

The histogram below shows the distribution of daily net trading revenue for the Company’s Trading businesses for 2011. This excludes the non-trading revenue of these businesses and the revenue associated with the Company’s own credit risk. During 2011, the Company experienced net trading losses on 64 days, 4 days of which were in excess of the 95%/one-day Trading VaR.

Non-Trading Risks.

The Company believes that sensitivity analysis is an appropriate representation of the Company’s non-trading risks. Reflected below is this analysis, which covers substantially all of the non-trading risk in the Company’s portfolio.

Counterparty Exposure Related to the Company’s Own Spread.

The credit spread risk relating to the Company’s own mark-to-market derivative counterparty exposure corresponds to an increase in value of approximately $6 million and $8 million for each 1 basis point widening in the Company’s credit spread level for December 31, 2011 and December 31, 2010, respectively.

Funding Liabilities.

The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $12 million and $14 million for each 1 basis point widening in the Company’s credit spread level at December 31, 2011 and December 31, 2010, respectively.

Interest Rate Risk Sensitivity on Income from Continuing Operations.

The Company measures the interest rate risk of certain assets and liabilities by calculating the hypothetical sensitivity of net interest income to potential changes in the level of interest rates over the next twelve months. This sensitivity analysis includes positions that are mark-to-market as well as positions that are accounted for on an accrual basis. For interest rate derivatives that are perfect economic hedges to non-mark-to-market assets or liabilities, the disclosed sensitivities include only the impact of the coupon accrual mismatch. This treatment mitigates the effects caused by the measurement basis differences between the economic hedge and the corresponding hedged instrument.

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

On December 31, 2011, the Company modified its methodology so that the incremental impact of coupon accrual (net of funding expense) is derived explicitly from the projected cash flows over the next twelve months. This change provides improved accuracy over the previous method of using instantaneous shocks on mark-to-market positions to estimate the net effect of accrual and funding. The impact of this change on the December 31, 2011, consolidated results is a reduction of $32 million in interest income sensitivity for a +100 basis point scenario, and a reduction of $64 million for a +200 basis point scenario.

	December 31, 2011		December 31, 2010
	+100 Basis Points	+200 Basis Points	+100 Basis Points	+200 Basis Points
	(dollars in millions)
Impact on income from continuing operations before income taxes	$600	$1,080	$560	$1,084
Impact on income from continuing operations before income taxes excluding Citi’s share of MSSB(1)	370	672	343	664

(1)	Reflects the exclusion of the portion of income from continuing operations before taxes associated with MSSB’s noncontrolling interest in the joint venture.

Principal Investments.

The Company makes investments in both public and private companies. These investments are predominantly equity positions with long investment horizons, the majority of which are for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net revenues associated with a 10% decline in investment values.

	10% Sensitivity
Investments	December 31, 2011	December 31, 2010
	(dollars in millions)
Investments related to Asset Management activities:
Hedge fund investments	$141	$169
Private equity and infrastructure funds	108	115
Real estate funds	133	108
Other investments:
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	144	179
Other Company investments	297	344

Credit Risk.

Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations. The Company incurs credit risk exposure to institutions and sophisticated investors through the Institutional Securities business segment. This risk may arise from a variety of business activities, including, but not limited to, entering into swap or other derivative contracts under which counterparties have obligations to make payments to the Company; extending credit to clients through various lending commitments; providing short- or long-term funding that is secured by physical or financial collateral whose value may at times be insufficient to fully cover the loan repayment amount; and posting margin and/or collateral to clearing houses, clearing agencies, exchanges, banks, securities firms and other financial counterparties. The Company incurs credit risk in traded securities and loan pools, whereby the value of these assets may fluctuate based on realized or expected defaults on the underlying obligations or loans. The Company incurs credit risk in the Global Wealth Management Group business segment lending to individual investors, including margin loans collateralized by securities, non-purpose loans predominantly collateralized by securities, and through single-family residential prime mortgage loans in conforming, nonconforming or home equity lines of credit (“HELOC”) form.

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

See Notes 8 and 13 to the consolidated financial statements for additional information about the Company’s financing receivables and lending commitments, respectively.

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

Risk Mitigation.    The Company may seek to mitigate credit risk from its lending and trading activities in multiple ways. At the transaction level, the Company seeks to mitigate risk through management of key risk elements such as size, tenor, financial covenants, seniority and collateral. The Company actively hedges its lending and derivatives exposure through various financial instruments that may include single name, portfolio and structured credit derivatives. Additionally, the Company may sell, assign or sub-participate funded loans and lending commitments to other financial institutions in the primary and secondary loan market. In connection with its derivatives trading activities, the Company generally enters into master netting agreements and collateral arrangements with counterparties. These agreements provide the Company with the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default.

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

“Relationship-driven” loans and lending commitments refer to loans and lending commitments used for general corporate purposes, working capital and liquidity purposes. Commitments associated with “relationship-driven” activities may not be indicative of the Company’s actual funding requirements, as the commitment may expire unused or the borrower may not fully utilize the commitment. The Company may hedge its exposures in connection with “relationship-driven” transactions, and commitments may be subject to conditions including financial covenants. The Company’s “relationship-driven” loans and lending commitments typically consist of revolving lines of credit, letter of credit facilities and certain term loans. These loans are carried either at fair value with changes in fair value recorded in earnings or amortized cost in the consolidated statements of financial condition.

“Event-driven” loans and lending commitments refer to activities associated with a particular event or transaction, such as to support client merger, acquisition or recapitalization activities. Commitments associated with these “event-driven” activities may not be indicative of the Company’s actual funding requirements since funding is contingent upon a proposed transaction being completed. In addition, the borrower may not fully utilize the commitment or the Company’s portion of the commitment may be reduced through the syndication or sales process. The “event-driven” loans are typically syndicated or sold to third party institutional investors. The Company may have a custodial relationship with these institutional investors, such as, prime brokerage clients. The borrower’s ability to draw on the commitment is also subject to certain terms and conditions, among other factors. The Company risk manages its exposures in connection with “event-driven” transactions through various means, including syndication, distribution and/or hedging. The Company’s “event-driven” loans and lending commitments typically consist of term loans and bridge loans. These loans are carried either at fair value with changes in fair value recorded in earnings or amortized cost in the consolidated statements of financial condition.

During 2011, the Company, in accordance with its risk management practices, accounted for certain new “relationship-driven” and “event-driven” loans and lending commitments as held for investment. The Company may account for additional new loans and lending commitments as held for investment or held for sale in the future.

The tables below present the Company’s credit exposure from its corporate lending positions and lending commitments at December 31, 2011 and December 31, 2010. The “total corporate lending exposure” column includes both lending commitments and funded loans. Lending commitments represent legally binding obligations to provide funding to clients at December 31, 2011 and December 31, 2010 for both “relationship-driven” and “event-driven” lending transactions. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements.

Corporate Lending Commitments and Funded Loans at December 31, 2011

	Years to Maturity				Total Corporate Lending Exposure(2)	Corporate Lending Exposure at Carrying Value	Corporate Lending Commitments(3)
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$779	$385	$90	$—	$1,254	$—	$1,254
AA	3,878	1,660	4,433	65	10,036	905	9,131
A	5,234	5,378	8,463	215	19,290	2,720	16,570
BBB	4,532	6,538	17,539	226	28,835	4,146	24,689

Investment grade	14,423	13,961	30,525	506	59,415	7,771	51,644
Non-investment grade	2,451	5,276	13,272	2,460	23,459	7,808	15,651

Total	$16,874	$19,237	$43,797	$2,966	$82,874	$15,579	$67,295

(1)	Obligor credit ratings are determined by the Credit Risk Management Department.
(2)	Total corporate lending exposure represents the Company’s potential loss assuming the market price of funded loans and lending commitments was zero.
(3)	Amounts represent the notional amount of unfunded lending commitments less the amount of commitments reflected in the Company’s consolidated statements of financial condition. For syndications led by the Company, lending commitments accepted by the borrower but not yet closed are net of the amounts agreed to by counterparties that will participate in the syndication. For syndications that the Company participates in and does not lead, lending commitments accepted by the borrower but not yet closed include only the amount that the Company expects it will be allocated from the lead syndicate bank.

Corporate Lending Commitments and Funded Loans at December 31, 2010

	Years to Maturity				Total Corporate Lending Exposure(2)	Corporate Lending Exposure at Carrying Value	Corporate Lending Commitments(3)
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$351	$342	$50	$—	$743	$—	$743
AA	3,220	5,435	671	70	9,396	131	9,265
A	2,889	9,030	3,017	34	14,970	1,292	13,678
BBB	2,793	16,170	4,816	237	24,016	3,203	20,813

Investment grade	9,253	30,977	8,554	341	49,125	4,626	44,499
Non-investment grade	1,740	6,857	7,642	4,539	20,778	6,845	13,933

Total	$10,993	$37,834	$16,196	$4,880	$69,903	$11,471	$58,432

(1)	Obligor credit ratings are determined by the Credit Risk Management Department.
(2)	Total corporate lending exposure represents the Company’s potential loss assuming the market price of funded loans and lending commitments was zero.
(3)	Amounts represent the notional amount of unfunded lending commitments less the amount of commitments reflected in the Company’s consolidated statements of financial condition. For syndications led by the Company, lending commitments accepted by the borrower but not yet closed are net of the amounts agreed to by counterparties that will participate in the syndication. For syndications that the Company participates in and does not lead, lending commitments accepted by the borrower but not yet closed include only the amount that the Company expects it will be allocated from the lead syndicate bank.

At December 31, 2011 and December 31, 2010, the aggregate amount of investment grade loans was $7.8 billion and $4.6 billion, respectively, and the aggregate amount of non-investment grade loans was $7.8 billion and $6.8 billion, respectively. In connection with these corporate lending activities (which include corporate funded loans and lending commitments), the Company had hedges (which include “single name,” “sector” and “index” hedges) with a notional amount of $35.8 billion and $21.0 billion related to the total corporate lending exposure of $82.9 billion and $69.9 billion at December 31, 2011 and December 31, 2010, respectively.

At December 31, 2011, the Company’s corporate lending exposure carried at fair value includes $15.2 billion of funded loans and $1.3 billion of lending commitments recorded in Financial instruments owned and Financial instruments sold, not yet purchased, respectively, in the consolidated statements of financial condition. The Company’s corporate lending exposure accounted for as held for investment includes $1.7 billion of funded loans recorded in Loans, with an allowance for loan losses of $6 million, and $8 billion of unfunded commitments with an allowance for credit losses of $17 million recorded in Other liabilities in the consolidated statements of financial condition at December 31, 2011. At December 31, 2010, the Company’s corporate lending exposure carried at fair value includes $11.2 billion of funded loans and $0.5 billion of lending commitments recorded in Financial instruments owned and Financial instruments sold, not yet purchased, respectively, in the consolidated statements of financial condition. The Company’s corporate lending exposure accounted for as held for investment includes $750 million of funded loans recorded in Loans with an allowance for loan losses of $0.4 million in the consolidated statements of financial condition at December 31, 2010. See Notes 8 and 13 to the consolidated financial statements for information on corporate loans and corporate lending commitments, respectively.

“Event-Driven” Loans and Lending Commitments at December 31, 2011 and December 31, 2010.

Included in the total corporate lending exposure amounts in the table above at December 31, 2011 were “event-driven” exposure of $7.2 billion composed of funded loans of $3.0 billion and lending commitments of $4.2 billion. Included in the “event-driven” exposure at December 31, 2011 were $3.8 billion of loans and lending commitments to non-investment grade borrowers. The maturity profile of the “event-driven” loans and lending commitments at December 31, 2011 was as follows: 55% will mature in less than 1 year, 9% will mature within 1 to 3 years, 13% will mature within 3 to 5 years, and 23% will mature in over 5 years.

Included in the total corporate lending exposure amounts in the table above at December 31, 2010 were “event-driven” exposure of $5.4 billion composed of funded loans of $1.3 billion and lending commitments of $4.1 billion. Included in the $5.4 billion of “event-driven” exposure at December 31, 2010 were $4.9 billion of loans and lending commitments to non-investment grade borrowers that were closed. The maturity profile of the “event-driven” loans and lending commitments at December 31, 2010 was as follows: 11% will mature in less than 1 year, 21% will mature within 1 to 3 years, 26% will mature within 3 to 5 years, and 43% will mature in over 5 years.

At December 31, 2011 and December 31, 2010, $301 million and $646 million of the Company’s “event-driven” loans were on a non-accrual basis, respectively. These loans primarily are those the Company originated prior to the financial crisis in 2008 and was unable to sell or syndicate. For loans carried at fair value that are on non-accrual status, interest income is recognized on a cash basis.

Activity associated with the corporate “event-driven” lending exposure during 2011 was as follows (dollars in millions):

“Event-driven” lending exposures at December 31, 2010	$5,409
Closed commitments	7,188
Net reductions, primarily through syndication or sales	(5,368)
Mark-to-market adjustments	(72)

“Event-driven” lending exposures at December 31, 2011	$7,157

Other Institutional Securities Lending Activities.    In addition to the primary corporate lending activity described above, the Institutional Securities business segment engages in other lending activity. At December 31, 2011, $9.2 billion of funded loans carried at fair value were recorded in Financial instruments owned in the consolidated statements of financial condition. These loans include corporate loans purchased in the secondary market, commercial and residential mortgage loans, and financing extended to equities and commodities customers. At December 31, 2011, $2.2 billion of funded loans accounted for as held for investment are recorded in Loans with an allowance for loan losses of $8 million in the consolidated statements of financial condition. These loans are primarily commercial asset-backed lending.

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

For credit exposure information on the Company’s credit derivative and other OTC derivative products, see Note 12 to the consolidated financial statements.

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

The Company trades in a variety of credit derivatives and may either purchase or write protection on a single name or portfolio of referenced entities. The Company is an active market maker in the credit derivatives markets. As a market maker, the Company works to earn a bid-offer spread on client flow business and manage any residual credit or correlation risk on a portfolio basis. Further, the Company uses credit derivatives to manage its exposure to residential and commercial mortgage loans and corporate lending exposures during the periods presented.

The Company actively monitors its counterparty credit risk related to credit derivatives. A majority of the Company’s counterparties are banks, broker-dealers, insurance and other financial institutions. Contracts with these counterparties do not include ratings-based termination events but do include provisions related to counterparty rating downgrades, which may result in additional collateral being required by the Company. As with all derivative contracts, the Company considers counterparty credit risk in the valuation of its positions and recognizes credit valuation adjustments as appropriate within Principal transactions—Trading. The Company’s exposure to Monolines was significantly reduced following a comprehensive settlement with MBIA on December 13, 2011. For further information on the Company’s settlement with MBIA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Significant Items—Monoline Insurers” in Part II, Item 7 herein.

The following table summarizes the key characteristics of the Company’s credit derivative portfolio by counterparty at December 31, 2011 and December 31, 2010. The fair values shown are before the application of any counterparty or cash collateral netting.

	At December 31, 2011
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$123,821	$117,125	$6,696	$2,099,438	$2,039,555
Insurance and other financial institutions	13,467	13,334	133	326,633	386,720
Monolines(2)	298	5	293	18,647	—
Non-financial entities	1,205	262	943	17,543	6,129

Total	$138,791	$130,726	$8,065	$2,462,261	$2,432,404

(1)	The Company’s credit default swaps are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 11% of receivable fair values and 7% of payable fair values represent Level 3 amounts.
(2)	Credit derivatives used to hedge the Company’s credit exposure to Monolines (including derivative counterparty exposure) are included in the table based on the counterparties writing such hedges. None of these hedges are written by other Monolines.

	At December 31, 2010
	Fair Values(1)			Notionals(2)
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$96,551	$86,574	$9,977	$2,037,326	$2,032,824
Insurance and other financial institutions	10,954	8,679	2,275	277,714	257,180
Monolines	2,370	—	2,370	25,676	—
Non-financial entities	259	373	(114)	2,920	4,247

Total	$110,134	$95,626	$14,508	$2,343,636	$2,294,251

(1)	The Company’s credit default swaps are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 13% of receivable fair values and 8% of payable fair values represent Level 3 amounts.
(2)	Amounts do not include the effect of hedges of Monoline derivative counterparty exposure.

Securitizations.    The Company may extend short- or long-term funding to clients through loans and lending commitments that are secured by assets of the borrower and generally provide for over-collateralization, including commercial real estate, loans secured by loan pools, commercial and industrial company loans, and secured lines of revolving credit. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement or a decline in the underlying collateral value. See Note 7 to the consolidated financial statements for information about the Company’s securitization activities.

Other.    In addition to the activities noted above, there are other credit risks managed by the Credit Risk Management Department and various business areas within the Institutional Securities business segment. The Company incurs credit risk through margin and collateral transactions with clearing houses, clearing agencies, exchanges, banks, securities firms and other financial counterparties. Certain risk management activities as they pertain to establishing appropriate collateral amounts for the Company’s prime brokerage and securitized product businesses are primarily monitored within those respective areas in that they determine the appropriate collateral level for each strategy or position. In addition, a collateral management group monitors collateral levels against requirements and oversees the administration of the collateral function. See Note 6 to the consolidated financial statements for additional information about the Company’s collateralized transactions.

Country Risk Exposure.    Country risk exposure is the risk that events within a country, such as currency crises, regulatory changes and other political events, will adversely affect the ability of the sovereign government and/or obligors within the country to honor their obligations to the Company. Country risk exposure is measured in accordance with the Company’s internal risk management standards and includes obligations from sovereign governments, corporations, clearinghouses and financial institutions. The Company actively manages country risk exposure through a comprehensive risk management framework that combines credit and market fundamentals as well as scenario analysis, and allows the Company to effectively identify, monitor and limit country risk. Country risk exposure before and after hedges are monitored and managed, with stress testing and scenario analysis conducted on a continuous basis, to identify exposure concentrations, wrong way risk and the impact of idiosyncratic events. In addition, indirect exposures are captured and monitored through regular stress testing and counterparty, market and systemic vulnerability analysis. The Company reduces its country risk exposure through the effect of risk mitigants, such as netting agreements with counterparties that permit the Company to offset receivables and payables with such counterparties, obtaining collateral from counterparties, and by hedging.

In addition to the Company’s country risk exposure, the Company discloses its cross-border outstanding information in “Financial Statements and Supplementary Data—Financial Data Supplement (Unaudited)” in Part II, Item 8 herein. It is based on the Federal Financial Institutions Examination Council’s (“FFIEC”) regulatory guidelines for reporting cross-border information and represents the amounts that the Company may not be able to obtain from a foreign country due to country-specific events, including unfavorable economic and political conditions, economic and social instability, and changes in government policies.

There can be substantial differences between the Company’s country risk exposure and cross-border risk exposure. For instance, unlike the cross-border risk exposure, the Company’s country risk exposure includes the effect of certain risk mitigants such as obtaining collateral from counterparties. In addition, the basis for determining the domicile of the country risk exposure is different from the basis for determining the cross-border risk exposure. Cross-border risk exposure is reported based on the country of jurisdiction for the obligor or guarantor. Besides country of jurisdiction, the Company also considers factors such as physical location of operations or assets, location and source of cash flows/revenues, and location of collateral (if applicable) in order to determine the basis for country risk exposure. Furthermore, cross-border risk exposure only incorporates CDS where protection is purchased while country risk exposure incorporates CDS where protection is both purchased and sold.

The Company’s sovereign exposures consist of financial instruments entered into with sovereign and local governments. Its non-sovereign exposures comprise exposures to corporations and financial institutions. The following table shows the Company’s significant non-U.S. country risk exposure, except for select European countries (see “Country Risk Exposure—Select European Countries” herein), at December 31, 2011.

Country	Net Inventory(1)	Net Counterparty Exposure(2)	Funded Lending	Unfunded Commitments	Exposure Before Hedges	Hedges(3)	Net Exposure(4)
	(dollars in millions)
United Kingdom:
Sovereigns	$425	$46	$—	$—	$471	$(194)	$277
Non-sovereigns	746	12,617	3,106	4,112	20,581	(3,414)	17,167

Total United Kingdom	$1,171	$12,663	$3,106	$4,112	$21,052	$(3,608)	$17,444

Brazil:
Sovereigns	$3,901	$—	$—	$—	$3,901	$—	$3,901
Non-sovereigns	154	2,173	198	375	2,900	(87)	2,813

Total Brazil	$4,055	$2,173	$198	$375	$6,801	$(87)	$6,714

Germany:
Sovereigns	$(459)	$973	$—	$—	$514	$(1,350)	$(836)
Non-sovereigns	712	2,343	573	3,912	7,540	(2,948)	4,592

Total Germany	$253	$3,316	$573	$3,912	$8,054	$(4,298)	$3,756

Australia:
Sovereigns	$(253)	$—	$—	$—	$(253)	$(20)	$(273)
Non-sovereigns	873	886	380	1,019	3,158	(398)	2,760

Total Australia	$620	$886	$380	$1,019	$2,905	$(418)	$2,487

Canada:
Sovereigns	$(555)	$243	$—	$—	$(312)	$—	$(312)
Non-sovereigns	609	897	441	1,378	3,325	(890)	2,435

Total Canada	$54	$1,140	$441	$1,378	$3,013	$(890)	$2,123

(1)	Net inventory representing exposure to both long and short single name positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable).
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) taking into consideration legally enforceable master netting agreements and collateral.
(3)	Represents CDS hedges on net counterparty exposure and funded lending. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(4)	In addition, at December 31, 2011, the Company had exposure to these countries for overnight deposits with banks of approximately $4.1 billion.

Country Risk Exposure—Select European Countries.    In connection with certain of its Institutional Securities business segment activities, the Company has country risk exposure to many foreign countries. During 2011, certain European countries, which include Greece, Ireland, Italy, Portugal and Spain (the “European Peripherals”) and France, experienced varying degrees of credit deterioration due to weaknesses in their economic and fiscal situations. The following table shows the Company’s country risk exposure to European Peripherals and France at December 31, 2011. Such country risk exposure is measured in accordance with the Company’s internal risk management standards and includes obligations from sovereign and non-sovereigns, which includes governments, corporations, clearinghouses and financial institutions.

Country	Net Inventory(1)	Net Counterparty Exposure(2)	Funded Lending	Unfunded Commitments	CDS Adjustment(3)	Exposure Before Hedges	Hedges(4)	Net Exposure
	(dollars in millions)
Greece:
Sovereigns	$(8)	$20	$—	$—	$23	$35	$1	$36
Non-sovereigns	53	7	142	—	—	202	(78)	124

Total Greece	$45	$27	$142	$—	$23	$237	$(77)	$160

Ireland:
Sovereigns	$78	$1	$—	$—	$4	$83	$(2)	$81
Non-sovereigns	102	41	—	—	15	158	(16)	142

Total Ireland	$180	$42	$—	$—	$19	$241	$(18)	$223

Italy(6):
Sovereigns	$(29)	$4,202	$—	$—	$412	$4,585	$(786)	$3,799
Non-sovereigns	197	689	255	363	179	1,683	(581)	1,102

Total Italy(6)	$168	$4,891	$255	$363	$591	$6,268	$(1,367)	$4,901

Spain:
Sovereigns	$(366)	$11	$—	$—	$504	$149	$(37)	$112
Non-sovereigns	225	397	311	424	218	1,575	(297)	1,278

Total Spain	$(141)	$408	$311	$424	$722	$1,724	$(334)	$1,390

Portugal:
Sovereigns	$(435)	$97	$—	$—	$23	$(315)	$(96)	$(411)
Non-sovereigns	7	90	126	—	47	270	(98)	172

Total Portugal	$(428)	$187	$126	$—	$70	$(45)	$(194)	$(239)

Sovereigns	$(760)	$4,331	$—	$—	$966	$4,537	$(920)	$3,617
Non-sovereigns	584	1,224	834	787	459	3,888	(1,070)	2,818

Total European Peripherals(5)(6)	$(176)	$5,555	$834	$787	$1,425	$8,425	$(1,990)	$6,435

France(5):
Sovereigns	$(1,796)	$234	$—	$—	$100	$(1,462)	$(228)	$(1,690)
Non-sovereigns	85	2,246	416	1,657	390	4,794	(1,390)	3,404

Total France(5)	$(1,711)	$2,480	$416	$1,657	$490	$3,332	$(1,618)	$1,714

(1)	Net inventory representing exposure to both long and short single name positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable).
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) taking into consideration legally enforceable master netting agreements and collateral.
(3)	CDS adjustment represents credit protection purchased from European peripheral banks on European peripheral sovereign and financial institution risk, or French banks on French sovereign and financial institution risk. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(4)	Represents CDS hedges on net counterparty exposure and funded lending. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.

(5)	In addition, at December 31, 2011, the Company had European Peripherals and French exposure for overnight deposits with banks of approximately $448 million and $15 million, respectively.
(6)	On December 22, 2011, the Company executed certain derivative restructuring amendments which settled on January 3, 2012. Upon settlement of the amendments, the exposure before hedges and net exposure for Italy decreased to $2,887 million and $1,522 million, respectively, and the exposure before hedges and net exposure for European Peripherals decreased to $5,044 million and $3,056 million, respectively.

Industry Exposure—Corporate Lending and OTC Derivative Products.    The Company also monitors its credit exposure to individual industries for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivative contracts.

The following tables show the Company’s credit exposure from its primary corporate loans and lending commitments and OTC derivative products by industry at December 31, 2011:

Industry	Corporate Lending Exposure
(dollars in millions)
Energy	$9,202
Utilities	8,952
Funds, exchanges and other financial services(1)	7,140
Chemicals, metals, mining and other materials	4,855
Capital goods	4,692
Food, beverage and tobacco	4,557
Pharmaceuticals	4,270
Media-related entities	4,212
Telecommunications services	4,162
Other	30,832

Total	$82,874

Industry	OTC Derivative Products(2)
(dollars in millions)
Sovereign governments	$5,625
Banks	4,835
Utilities	4,146
Funds, exchanges and other financial services(1)	4,018
Regional governments	3,031
Other	13,394

Total	$35,049

(1)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.
(2)	For further information on derivative instruments and hedging activities, see Note 12 to the consolidated financial statements.

Global Wealth Management Group Activities.

The principal Global Wealth Management Group activities that result in credit risk to the Company include margin lending, non-purpose lending, and residential mortgage lending.

Customer margin accounts, the primary source of retail credit exposure, are collateralized in accordance with internal and regulatory guidelines. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the review of margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification and in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies to reduce risk. Additionally, transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations.

The Company, through agreements with Citi relating to the formation of MSSB, retains certain credit risk for margin and non-purpose loans that are held at Citigroup Global Markets Inc. in its capacity as clearing broker for certain MSSB clients. The related loans are generally subject to the same oversight as similar margin and non-purpose loans held by the Company and its subsidiaries.

Non-purpose securities-based lending allows clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying margin stock or refinancing margin debt. Similar to margin lending, non-purpose securities-based loans are structured as demand facilities. This lending activity has primarily been conducted through the Portfolio Loan Account (“PLA”) product platform. The Company establishes approved lines and advance rates against qualifying securities and monitors limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce debt positions, when necessary. Factors considered in the review of non-purpose securities-based lending are amount of the loan, the degree of concentrated or restricted positions, and the overall evaluation of the portfolio to ensure proper diversification, and, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies. Underlying collateral for non-purpose securities-based loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations.

An additional non-purpose lending platform, Tailored Lending (“TL”), provides lending to high net worth clients of MSSB, predominantly collateralized by securities. In addition to review of collateral security, credit assessment for the platform also incorporates a comprehensive analysis of the obligor’s financial profile and overall creditworthiness. Consequently, TL advance rates are generally higher than those offered in the PLA platform and TL facilities may be offered on a committed basis.

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

With respect to first mortgages and second mortgages, including HELOC loans, a loan evaluation process is adopted within a framework of credit underwriting policies and collateral valuation. The Company’s underwriting policy is designed to ensure that all borrowers pass an assessment of capacity and willingness to pay, which includes an analysis of applicable industry standard credit scoring models (e.g., FICO scores), debt ratios and reserves of the borrower. Loan-to-collateral value ratios are determined based on independent third-party property appraisal/valuations, and security lien position is established through title/ownership reports. Historically, all mortgages were originated to be sold or securitized. Eligible conforming loans are currently held for sale, while most non-conforming and HELOC loans are held for investment in the Company’s portfolio.

In certain instances, the Company enters into reverse repurchase agreements and securities borrowed transactions to acquire securities to cover short positions, to settle other securities obligations and to accommodate customers’ needs. The Company also engages in securities financing transactions for customers through margin lending. In addition, the Global Wealth Management Group business segment has employee loans that are granted primarily in conjunction with a program established by the Company to retain and recruit certain employees. These loans, recorded in Receivables—Fees, interest and other in the consolidated statements of financial condition, are full recourse, require periodic payments and have repayment terms ranging from four to 12 years. The Company establishes a reserve for loan amounts it does not consider recoverable from terminated employees, which is recorded in Compensation and benefits expense.

At December 31, 2011, Global Wealth Management Group had $11.4 billion of loans held for investment with an allowance for loan losses of $3 million and $114 million of loans held for sale classified in Loans in the consolidated statements of financial condition.

See Notes 2, 6 and 8 to the consolidated financial statements for additional information about the Company’s allowance for loan losses, collateralized transactions and financing receivables, respectively.

Operational Risk.

Operational risk refers to the risk of financial or other loss, or potential damage to a firm’s reputation, resulting from inadequate or failed internal processes, people, systems, or from external events (e.g., fraud, legal and compliance risks or damage to physical assets). The Company may incur operational risk across the full scope of its business activities, including revenue generating activities (e.g., sales and trading) and control groups (e.g., information technology and trade processing). Legal and compliance risk is included in the scope of operational risk and is discussed below under “Legal and Regulatory Risk.”

The Company has established an operational risk framework to identify, measure, monitor and control risk across the Company. Effective operational risk management is essential to reducing the impact of operational risk incidents and mitigating legal, regulatory and reputational risks. The framework is continually evolving to account for changes in the Company and in response to the changing regulatory and business environment. The Company has implemented operational risk data and assessment systems to monitor and analyze internal and external operational risk events, business environment and internal control factors and perform scenario analysis. The collected data elements are incorporated in the operational risk capital model. The model encompasses both quantitative and qualitative elements. Internal loss data and scenario analysis results are direct inputs to the capital model while external operational incidents, business environment internal control factors and metrics are indirect inputs to the model.

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

Enterprise Operational Risk and Control (“EORC”) and the independent Operational Risk Department (“ORD”) work with the business segments and control groups to help ensure a transparent, consistent and comprehensive program for managing operational risk within each area and across the Company globally. ORD is responsible for the design, ownership and independent validation of the operational risk framework, analysis of operational risk data and senior governance reporting. EORC is responsible for the execution of the operational risk framework including, but not limited to facilitating, collecting and validating operational risk data.

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

The Company utilizes the services of external vendors in connection with the Company’s ongoing operations. These may include, for example, outsourced processing and support functions and consulting and other professional services. The Company manages its exposures to the quality of these services through a variety of means, including service level and other contractual agreements, and ongoing monitoring of the vendors’ performance. It is anticipated that the use of these services will continue and possibly increase in the future. The Supplier Risk Management program is responsible for the policies, procedures, organizations, governance and supporting technology to ensure adequate risk management controls between the Company and its third-party suppliers as it relates to information security, disaster recoverability, and other key areas. The program ensures Company compliance with regulatory requirements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have audited the accompanying consolidated statements of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the consolidated statements of income, comprehensive income, cash flows, and changes in total equity for the years ended December 31, 2011, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2012 expresses an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
February 27, 2012

MORGAN STANLEY

Consolidated Statements of Financial Condition

(dollars in millions, except share data)

	December 31, 2011	December 31, 2010
Assets
Cash and due from banks ($511 and $297 at December 31, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities generally not available to the Company)	$13,165	$7,341
Interest bearing deposits with banks	34,147	40,274
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	29,454	19,180
Financial instruments owned, at fair value (approximately $140,749 and $129,969 were pledged to various parties at December 31, 2011 and December 31, 2010, respectively):
U.S. government and agency securities	63,449	48,446
Other sovereign government obligations	29,059	33,908
Corporate and other debt ($3,007 and $3,816 at December 31, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities, generally not available to the Company)	68,923	88,154
Corporate equities ($0 and $625 at December 31, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities, generally not available to the Company)	47,966	68,416
Derivative and other contracts	48,064	51,292
Investments ($1,666 and $1,873 at December 31, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities, generally not available to the Company)	8,195	9,752
Physical commodities	9,697	6,778

Total financial instruments owned, at fair value	275,353	306,746
Securities available for sale, at fair value	30,495	29,649
Securities received as collateral, at fair value	11,651	16,537
Federal funds sold and securities purchased under agreements to resell (includes $112 and $0 at fair value at December 31, 2011 and December 31, 2010, respectively)	130,155	148,253
Securities borrowed	127,074	138,730
Receivables:
Customers	33,977	35,258
Brokers, dealers and clearing organizations	5,248	9,102
Fees, interest and other	9,444	9,790
Loans (net of allowances of $17 and $82 at December 31, 2011 and December 31, 2010, respectively)	15,369	10,576
Other investments	4,832	5,412
Premises, equipment and software costs (net of accumulated depreciation of $4,852 and $4,476 at December 31, 2011 and December 31, 2010, respectively) ($234 and $321 at December 31, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities, generally not available to the Company)	6,457	6,154
Goodwill	6,686	6,739
Intangible assets (net of accumulated amortization of $910 and $605 at December 31, 2011 and December 31, 2010, respectively) (includes $133 and $157 at fair value at December 31, 2011 and December 31, 2010, respectively)	4,285	4,667
Other assets ($446 and $118 at December 31, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities, generally not available to the Company)	12,106	13,290

Total assets	$749,898	$807,698

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Financial Condition—(Continued)

(dollars in millions, except share data)

	December 31, 2011	December 31, 2010
Liabilities and Equity
Deposits (includes $2,101 and $3,027 at fair value at December 31, 2011 and December 31, 2010, respectively)	$65,662	$63,812
Commercial paper and other short-term borrowings (includes $1,339 and $1,799 at fair value at December 31, 2011 and December 31, 2010, respectively)	2,843	3,256
Financial instruments sold, not yet purchased, at fair value:
U.S. government and agency securities	19,630	27,948
Other sovereign government obligations	17,141	22,250
Corporate and other debt	8,410	10,918
Corporate equities	24,497	19,838
Derivative and other contracts	46,453	47,802
Physical commodities	16	—

Total financial instruments sold, not yet purchased, at fair value	116,147	128,756
Obligation to return securities received as collateral, at fair value	15,394	21,163
Securities sold under agreements to repurchase (includes $348 and $849 at fair value at December 31, 2011 and December 31, 2010, respectively )	104,800	147,598
Securities loaned	30,462	29,094
Other secured financings (includes $14,594 and $8,490 at fair value at December 31, 2011 and December 31, 2010, respectively) ($2,316 and $2,656 at December 31, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities and are non-recourse to the Company)	20,719	10,453
Payables:
Customers	117,241	123,249
Brokers, dealers and clearing organizations	4,082	3,363
Interest and dividends	2,292	2,572
Other liabilities and accrued expenses ($121 and $117 at December 31, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities and are non-recourse to the Company)	15,944	16,518
Long-term borrowings (includes $39,663 and $42,709 at fair value at December 31, 2011 and December 31, 2010, respectively)	184,234	192,457

	679,820	742,291

Commitments and contingent liabilities (see Note 13)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	1,508	9,597
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at December 31, 2011 and December 31, 2010; Shares issued: 1,989,377,171 at December 31, 2011 and 1,603,913,074 at December 31, 2010; Shares outstanding: 1,926,986,130 at December 31, 2011 and 1,512,022,095 at December 31, 2010	20	16
Paid-in capital	22,836	13,521
Retained earnings	40,341	38,603
Employee stock trust	3,166	3,465
Accumulated other comprehensive loss	(157)	(467)
Common stock held in treasury, at cost, $0.01 par value; 62,391,041 shares at December 31, 2011 and 91,890,979 shares at December 31, 2010	(2,499)	(4,059)
Common stock issued to employee trust	(3,166)	(3,465)

Total Morgan Stanley shareholders’ equity	62,049	57,211
Noncontrolling interests	8,029	8,196

Total equity	70,078	65,407

Total liabilities and equity	$749,898	$807,698

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Income

(dollars in millions, except share and per share data)

	2011	2010	2009
Investment banking	$4,991	$5,122	$5,020
Principal transactions:
Trading	12,392	9,406	7,723
Investments	573	1,825	(1,034)
Commissions and fees	5,379	4,947	4,233
Asset management, distribution and administration fees	8,502	7,919	5,841
Other	209	1,271	707

Total non-interest revenues	32,046	30,490	22,490

Interest income	7,264	7,311	7,477
Interest expense	6,907	6,414	6,687

Net interest	357	897	790

Net revenues	32,403	31,387	23,280

Non-interest expenses:
Compensation and benefits	16,403	15,923	14,331
Occupancy and equipment	1,564	1,560	1,540
Brokerage, clearing and exchange fees	1,652	1,431	1,190
Information processing and communications	1,815	1,648	1,363
Marketing and business development	602	576	500
Professional services	1,803	1,818	1,577
Other	2,450	2,200	1,649

Total non-interest expenses	26,289	25,156	22,150

Income from continuing operations before income taxes	6,114	6,231	1,130
Provision for (benefit from) income taxes	1,418	754	(297)

Income from continuing operations	4,696	5,477	1,427

Discontinued operations:
Gain (loss) from discontinued operations	(175)	577	(114)
Provision for (benefit from) income taxes	(124)	352	(93)

Net gain (loss) from discontinued operations	(51)	225	(21)

Net income	$4,645	$5,702	$1,406
Net income applicable to noncontrolling interests	535	999	60

Net income applicable to Morgan Stanley	$4,110	$4,703	$1,346

Earnings (loss) applicable to Morgan Stanley common shareholders	$2,067	$3,594	$(907)

Amounts applicable to Morgan Stanley:
Income from continuing operations	$4,161	$4,478	$1,383
Net gain (loss) from discontinued operations	(51)	225	(37)

Net income applicable to Morgan Stanley	$4,110	$4,703	$1,346

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$1.28	$2.49	$(0.73)
Net gain (loss) from discontinued operations	(0.03)	0.15	(0.04)

Earnings (loss) per basic common share	$1.25	$2.64	$(0.77)

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$1.26	$2.45	$(0.73)
Net gain (loss) from discontinued operations	(0.03)	0.18	(0.04)

Earnings (loss) per diluted common share	$1.23	$2.63	$(0.77)

Average common shares outstanding:
Basic	1,654,708,640	1,361,670,938	1,185,414,871

Diluted	1,675,271,669	1,411,268,971	1,185,414,871

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Comprehensive Income

(dollars in millions)

2011

2010

2009

Net income

$
4,645

$
5,702

$
1,406

Other comprehensive income, net of tax:

Foreign currency translation adjustments(1)

35

221

112

Amortization of cash flow hedges(2)

7

9

13

Net unrealized gain on Securities available for sale(3)

87

36

—

Pension, postretirement and other related adjustments(4)

251

(20
)

(273
)

Comprehensive income

$
5,025

$
5,948

$
1,258

Net income applicable to noncontrolling interests

535

999

60

Other comprehensive income (loss) applicable to noncontrolling interests

70

153

(8
)

Comprehensive income applicable to Morgan Stanley

$
4,420

$
4,796

$
1,206

(1)
Amounts are net of provision for (benefit from) income taxes of $86 million, $(222) million and $(335) million for 2011, 2010 and 2009, respectively.

(2)
Amounts are net of provision for income taxes of $6 million, $6 million and $8 million for 2011, 2010 and 2009, respectively.

(3)
Amounts are net of provision for income taxes of $63 million and $25 million for 2011 and 2010, respectively.

(4)
Amounts are net of provision for (benefit from) income taxes of $153 million, $(10) million and $(161) million for 2011, 2010 and 2009, respectively.

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Cash Flows

(dollars in millions)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,645	$5,702	$1,406
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Deferred income taxes	413	(129)	(932)
Loss on equity method investees	995	37	49
Compensation payable in common stock and options	1,300	1,260	1,265
Depreciation and amortization	1,404	1,419	1,224
Gain on business dispositions	(24)	(570)	(606)
Gain on sale of stake in China International Capital Corporation Limited	—	(668)	—
Gains on curtailments of pension and postretirement plans	—	(54)	—
Gain on sale of securities available for sale	(143)	(102)	—
(Gain) loss on retirement of long-term debt	(155)	27	(491)
Insurance reimbursement	—	(76)	—
Loss on assets held for sale	—	1,190	—
Impairment charges and other-than-temporary impairment charges	159	201	823
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	(10,274)	4,532	211
Financial instruments owned, net of financial instruments sold, not yet purchased	25,484	19,169	(26,130)
Securities borrowed	11,656	28,771	(79,449)
Securities loaned	1,368	2,848	11,666
Receivables, loans and other assets	1,519	(9,568)	(2,445)
Payables and other liabilities	(6,963)	697	769
Federal funds sold and securities purchased under agreements to resell	18,098	(5,045)	(20,499)
Securities sold under agreements to repurchase	(42,798)	(9,334)	67,188

Net cash provided by (used for) operating activities	6,684	40,307	(45,951)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from (payments for):
Premises, equipment and software costs	(1,304)	(1,201)	(2,877)
Business acquisitions, net of cash acquired	—	(1,042)	(2,160)
Business dispositions, net of cash disposed	—	840	565
Sale of stake in China International Capital Corporation Limited	—	989	—
Japanese securities joint venture with MUFG	(129)	247	—
Purchases of securities available for sale	(20,601)	(29,989)	—
Sales, maturities and redemptions of securities available for sale	19,998	999	—

Net cash provided by (used for) investing activities	(2,036)	(29,157)	(4,472)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Commercial paper and other short-term borrowings	(413)	878	(7,724)
Distributions related to noncontrolling interests	(791)	(332)	—
Derivatives financing activities	(3)	(85)	(85)
Other secured financings	1,867	(751)	(4,437)
Deposits	1,850	1,597	10,860
Net proceeds from:
Excess tax benefits associated with stock-based awards	—	5	102
Public offerings and other issuances of common stock	—	5,581	6,255
Issuance of long-term borrowings	32,725	32,523	43,960
Payments for:
Long-term borrowings	(39,232)	(28,201)	(33,175)
Series D Preferred Stock and Warrant	—	—	(10,950)
Redemption of junior subordinated debentures related to China Investment Corporation Ltd.	—	(5,579)	—
Repurchases of common stock for employee tax withholding	(317)	(317)	(50)
Cash dividends	(834)	(1,156)	(1,732)

Net cash provided by (used for) financing activities	(5,148)	4,163	3,024

Effect of exchange rate changes on cash and cash equivalents	(314)	14	720

Effect of cash and cash equivalents related to variable interest entities	511	297	—

Net increase in cash and cash equivalents	(303)	15,624	(46,679)
Cash and cash equivalents, at beginning of period	47,615	31,991	78,670

Cash and cash equivalents, at end of period	$47,312	$47,615	$31,991

Cash and cash equivalents include:
Cash and due from banks	$13,165	$7,341	$6,988
Interest bearing deposits with banks	34,147	40,274	25,003

Cash and cash equivalents, at end of period	$47,312	$47,615	$31,991

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $6,835 million, $5,891 million and $7,605 million for 2011, 2010 and 2009, respectively.

Cash payments for income taxes were $892 million, $1,091 million and $1,028 million for 2011, 2010 and 2009, respectively.

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Changes in Total Equity

(dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2008	$19,168	$12	$459	$36,154	$4,312	$(420)	$(6,620)	$(4,312)	$703	$49,456
Net income	—	—	—	1,346	—	—	—	—	60	1,406
Dividends	—	—	—	(1,310)	—	—	—	—	(23)	(1,333)
Shares issued under employee plans and related tax effects	—	—	485	—	(248)	—	631	248	—	1,116
Repurchases of common stock	—	—	—	—	—	—	(50)	—	—	(50)
Morgan Stanley public offerings of common stock	—	3	6,209	—	—	—	—	—	—	6,212
Series C Preferred Stock extinguished and exchanged for common stock	(503)	—	705	(202)	—	—	—	—	—	—
Series D Preferred Stock and Warrant	(9,068)	—	(950)	(932)	—	—	—	—	—	(10,950)
Gain on Morgan Stanley Smith Barney transaction	—	—	1,711	—	—	—	—	—	—	1,711
Net change in cash flow hedges	—	—	—	—	—	13	—	—	—	13
Pension and postretirement adjustments	—	—	—	—	—	(269)	—	—	(4)	(273)
Foreign currency translation adjustments	—	—	—	—	—	116	—	—	(4)	112
Increase in noncontrolling interests related to Morgan Stanley Smith Barney transaction	—	—	—	—	—	—	—	—	4,825	4,825
Other increases in noncontrolling interests	—	—	—	—	—	—	—	—	535	535

BALANCE AT DECEMBER 31, 2009	9,597	15	8,619	35,056	4,064	(560)	(6,039)	(4,064)	6,092	52,780
Net income	—	—	—	4,703	—	—	—	—	999	5,702
Dividends	—	—	—	(1,156)	—	—	—	—	—	(1,156)
Shares issued under employee plans and related tax effects	—	—	(1,407)	—	(599)	—	2,297	599	—	890
Repurchases of common stock	—	—	—	—	—	—	(317)	—	—	(317)
Net change in cash flow hedges	—	—	—	—	—	9	—	—	—	9
Pension and postretirement adjustments	—	—	—	—	—	(18)	—	—	(2)	(20)
Foreign currency translation adjustments	—	—	—	—	—	66	—	—	155	221
Gain on Japanese securities joint venture with MUFG	—	—	731	—	—	—	—	—	—	731
Change in net unrealized gains on securities available for sale	—	—	—	—	—	36	—	—	—	36
Redemption of CIC equity units and issuance of common stock	—	1	5,578	—	—	—	—	—	—	5,579
Increase in noncontrolling interests related to Japanese securities joint venture with MUFG	—	—	—	—	—	—	—	—	1,130	1,130
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	—	(178)	(178)

BALANCE AT DECEMBER 31, 2010	$9,597	$16	$13,521	$38,603	$3,465	$(467)	$(4,059)	$(3,465)	$8,196	$65,407

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Changes in Total Equity—(Continued)

(dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2010	$9,597	$16	$13,521	$38,603	$3,465	$(467)	$(4,059)	$(3,465)	$8,196	$65,407
Net income	—	—	—	4,110	—	—	—	—	535	4,645
Dividends	—	—	—	(646)	—	—	—	—	—	(646)
Shares issued under employee plans and related tax effects	—	—	(642)	—	(299)	—	1,877	299	—	1,235
Repurchases of common stock	—	—	—	—	—	—	(317)	—	—	(317)
Net change in cash flow hedges	—	—	—	—	—	7	—	—	—	7
Pension, postretirement and other related adjustments	—	—	—	—	—	251	—	—	—	251
Foreign currency translation adjustments	—	—	—	—	—	(35)	—	—	70	35
Change in net unrealized gains on securities available for sale	—	—	—	—	—	87	—	—	—	87
Other increase in equity method investments	—	—	146	—	—	—	—	—	—	146
MUFG stock conversion	(8,089)	4	9,811	(1,726)	—	—	—	—	—	—
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	—	(772)	(772)

BALANCE AT DECEMBER 31, 2011	$1,508	$20	$22,836	$40,341	$3,166	$(157)	$(2,499)	$(3,166)	$8,029	$70,078

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

Discontinued Operations.

2011.

Saxon.    On October 24, 2011, the Company announced that it had reached an agreement to sell Saxon, a provider of servicing and subservicing of residential mortgage loans, to Ocwen Financial Corporation. The transaction is expected to close during the first quarter of 2012. The results of Saxon are reported as discontinued operations within the Institutional Securities business segment for all periods presented.

Other.    In the fourth quarter of 2011, the Company classified a real estate property management company as held for sale within the Asset Management business segment. The transaction closed during the first quarter of 2012. The results of operations are reported as discontinued operations for all periods presented.

2010.

Retail Asset Management Business.    On June 1, 2010, the Company completed the sale of substantially all of its retail asset management business (“Retail Asset Management”), including Van Kampen Investments, Inc., to Invesco Ltd. (“Invesco”). The Company received $800 million in cash and approximately 30.9 million shares of Invesco stock upon the sale resulting in a cumulative after-tax gain of $710 million, of which $28 million and $570 million was recorded in 2011 and 2010, respectively. The remaining gain, representing tax basis benefits, was recorded in the quarter ended December 31, 2009. The results of Retail Asset Management are reported as discontinued operations within the Asset Management business segment for all periods presented through the date of sale. The Company recorded the 30.9 million shares as securities available for sale and subsequently sold the shares in the fourth quarter of 2010, resulting in a realized pre-tax gain of approximately $102 million reported within Other revenues in the consolidated statement of income for 2010.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revel Entertainment Group, LLC.    On March 31, 2010, the Board of Directors authorized a plan of disposal by sale for Revel Entertainment Group, LLC (“Revel”), a development stage enterprise and subsidiary of the Company that was primarily associated with a development property in Atlantic City, New Jersey. On February 17, 2011, the Company completed the sale of Revel. The Company did not retain any stake or ongoing involvement. The sale price approximated the carrying value of Revel and, accordingly, the Company did not recognize any pre-tax gain or loss in 2011 on the sale. Total assets of Revel included in the Company’s consolidated statement of financial condition at December 31, 2010 approximated $28 million. The results of Revel are reported as discontinued operations within the Institutional Securities business segment for all periods presented through the date of sale. Amounts for 2010 included losses of $1.2 billion in connection with such disposition. See Note 22 for additional information about an income tax benefit related to Revel.

CityMortgage Bank.    In the third quarter of 2010, the Company completed the disposal of CityMortgage Bank (“CMB”), a Moscow-based mortgage bank. The results of CMB are reported as discontinued operations for all periods presented through the date of sale within the Institutional Securities business segment.

Other.    In the third quarter of 2010, the Company completed a disposal of a real estate property within the Asset Management business segment. The results of operations are reported as discontinued operations for all periods presented through the date of sale.

2009.

MSCI Inc.    In May 2009, the Company divested all of its remaining ownership interest in MSCI Inc. (“MSCI”). The results of MSCI are reported as discontinued operations through the date of sale within the Institutional Securities business segment.

Crescent.    Discontinued operations in 2009 include operating results related to the disposition of Crescent Real Estate Equities Limited Partnership (“Crescent”), a former real estate subsidiary of the Company. The Company completed the disposition of Crescent in the fourth quarter of 2009, whereby the Company transferred its ownership interest in Crescent to Crescent’s primary creditor in exchange for full release of liability on the related loans. The results of Crescent are reported as discontinued operations within the Asset Management business segment.

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

Basis of Financial Information.    The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”), which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, the valuation of goodwill and intangible assets, compensation, deferred tax assets, the outcome of litigation and tax matters, and other matters that affect the consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

At December 31, 2011, the Company had approximately $5.6 billion in Financial instruments owned—Corporate and other debt, $3.8 billion of physical commodities within Financial instruments owned—Physical

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commodities, and $9.5 billion of financing obligations within Other secured financing in the consolidated statements of financial condition in connection with certain physical commodities swap transactions. Prior to June 30, 2011, the Company accounted for these types of transfers of assets as sales and purchases instead of financings. There was no impact on the Company’s results of operations in any period presented as a result of this change. The Company did not restate the balances in connection with such transactions at December 31, 2010 as amounts did not materially affect the Company’s consolidated statement of financial condition.

Intercompany balances and transactions have been eliminated.

Consolidation.    The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest, including certain variable interest entities (“VIE”) (see Note 7). For consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests for such subsidiaries is presented as Net income (loss) applicable to noncontrolling interests in the consolidated statements of income, and the portion of the shareholders’ equity of such subsidiaries is presented as Noncontrolling interests in the consolidated statements of financial condition and consolidated statements of changes in total equity.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Commissions and fees.    Commission and fee revenues primarily arise from agency transactions in listed and over-the-counter (“OTC”) equity securities, services related to sales and trading activities, and sales of mutual funds, futures, insurance products and options. Commission and fee revenues are recognized in the accounts on trade date.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees are recognized over the relevant contract period. Sales commissions paid by the Company in connection with the sale of certain classes of shares of its open-end mutual fund products are accounted for as deferred commission assets. The Company periodically tests the deferred commission assets for recoverability based on cash flows expected to be received in future periods. In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account/fund performance to date versus the performance benchmark stated in the investment management agreement. Performance-based fees are recorded within Principal transactions—Investments or Asset management, distribution and administration fees depending on the nature of the arrangement. The amount of performance-based fee revenue at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $179 million at December 31, 2011 and approximately $208 million at December 31, 2010.

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

Financial Instruments Measured at Fair Value.    All of the instruments within Financial instruments owned and Financial instruments sold, not yet purchased, are measured at fair value, either through the fair value option election (discussed below) or as required by other accounting guidance. These financial instruments primarily

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

represent the Company’s trading and investment positions and include both cash and derivative products. In addition, debt securities classified as Securities available for sale are measured at fair value in accordance with accounting guidance for certain investments in debt securities. Furthermore, Securities received as collateral and Obligation to return securities received as collateral are measured at fair value as required by other accounting guidance. Additionally, certain Deposits, certain Commercial paper and other short-term borrowings (structured notes), certain Other secured financings, certain Securities sold under agreements to repurchase and certain Long-term borrowings (primarily structured notes) are measured at fair value through the fair value option election.

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

Fair Value Option.    The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company applies the fair value option for eligible instruments, including certain securities purchased under agreements to resell, certain loans and lending commitments, certain equity method investments, certain securities sold under agreements to repurchase, certain structured notes, certain time deposits and certain other secured financings.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the product. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3 of the fair value hierarchy.

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

Fair value for many cash instruments and OTC derivative contracts is derived using pricing models. Pricing models take into account the contract terms (including maturity) as well as multiple inputs, including, where applicable, commodity prices, equity prices, interest rate yield curves, credit curves, correlation, creditworthiness of the counterparty, creditworthiness of the Company, option volatility and currency rates. Where appropriate, valuation adjustments are made to account for various factors such as liquidity risk (bid-ask adjustments), credit quality, model uncertainty and concentration risk. Adjustments for liquidity risk adjust model-derived mid-market levels of Level 2 and Level 3 financial instruments for the bid-mid or mid-ask spread required to properly reflect the exit price of a risk position. Bid-mid and mid-ask spreads are marked to levels observed in trade activity, broker quotes or other external third-party data. Where these spreads are unobservable for the particular position in question, spreads are derived from observable levels of similar positions. The Company applies credit-related valuation adjustments to its short-term and long-term borrowings (primarily structured notes) for which the fair value option was elected and to OTC derivatives. The Company considers the impact of changes in its own credit spreads based upon observations of the Company’s secondary bond market spreads when measuring the fair value for short-term and long-term borrowings. For OTC derivatives, the impact of changes in both the Company’s and the counterparty’s credit standing is considered when measuring fair value. In determining the expected exposure, the Company simulates the distribution of the future exposure to a counterparty, then applies market-based default probabilities to the future exposure, leveraging external third-party credit default swap (“CDS”) spread data. Where CDS spread data are unavailable for a specific

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

counterparty, bond market spreads, CDS spread data based on the counterparty’s credit rating or CDS spread data that reference a comparable counterparty may be utilized. The Company also considers collateral held and legally enforceable master netting agreements that mitigate the Company’s exposure to each counterparty. Adjustments for model uncertainty are taken for positions whose underlying models are reliant on significant inputs that are neither directly nor indirectly observable, hence requiring reliance on established theoretical concepts in their derivation. These adjustments are derived by making assessments of the possible degree of variability using statistical approaches and market-based information where possible. The Company generally subjects all valuations and models to a review process initially and on a periodic basis thereafter. The Company may apply a concentration adjustment to certain of its OTC derivatives portfolios to reflect the additional cost of closing out a particularly large risk exposure. Where possible, these adjustments are based on observable market information but in many instances significant judgment is required to estimate the costs of closing out concentrated risk exposures due to the lack of liquidity in the marketplace.

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

For assets and liabilities measured at fair value on a non-recurring basis, fair value is determined by using various valuation approaches. The same hierarchy for inputs as described above, which maximizes the use of observable inputs and minimizes the use of unobservable inputs by generally requiring that the observable inputs be used when available, is used in measuring fair value for these items.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Cash Flows.

For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks, which are highly liquid investments with original maturities of three months or less and readily convertible to known amounts of cash, and are held for investment purposes. On June 30, 2011, Mitsubishi UFJ Financial Group, Inc.’s (“MUFG”) outstanding Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (“Series B Preferred Stock”) in the Company with a face value of $7.8 billion (carrying value $8.1 billion) and a 10% dividend was converted into the Company’s common stock (see Note 15). As a result of the adjustment to the conversion ratio, the Company incurred a one-time, non-cash negative adjustment of approximately $1.7 billion in its calculation of basic and diluted earnings per share during 2011. The Company’s significant non-cash activities in 2010 included assets acquired of approximately $0.5 billion and assumed liabilities of approximately $0.2 billion in connection with business acquisitions and approximately $0.6 billion of equity securities received in connection with the sale of Retail Asset Management, which were subsequently sold (see Notes 1 and 25). The Company’s significant non-cash activities in 2009 included assets acquired of $11.0 billion and assumed liabilities, in connection with business acquisitions, of $3.2 billion. During 2009, the Company consolidated certain real estate funds sponsored by the Company increasing assets by $600 million, liabilities of $18 million and Noncontrolling interests of $582 million. In the fourth quarter of 2009, the Company disposed of Crescent, deconsolidating $2,766 million of assets and $2,947 million of liabilities (see Notes 1 and 25).

Repurchase and Securities Lending Transactions.

Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings. Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”) are carried on the consolidated statements of financial condition at the amounts of cash paid or received, plus accrued interest, except for certain repurchase agreements for which the Company has elected the fair value option (see Note 4). Where appropriate, transactions with the same counterparty are reported on a net basis. Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received.

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

Premises, Equipment and Software Costs.

Premises and equipment consist of buildings, leasehold improvements, furniture, fixtures, computer and communications equipment, power plants, tugs, barges, terminals, pipelines and software (externally purchased and developed for internal use). Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided by the straight-line method over the estimated useful life of the asset. Estimated useful lives are generally as follows: buildings—39 years; furniture and fixtures—7 years; computer and communications equipment—3 to 9 years; power plants—15 years; tugs and barges—15 years; and terminals and pipelines—3 to 25 years. Estimated useful lives for software costs are generally 3 to 5 years.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2007, the Company sold Equity Units that included contracts to purchase Company common stock to a wholly owned subsidiary of China Investment Corporation, Ltd. (“CIC”), (the “CIC Entity”), for approximately $5,579 million. Effective October 13, 2008, the Company began calculating EPS in accordance with the accounting guidance for determining EPS for participating securities as a result of an adjustment to these Equity Units. The accounting guidance for participating securities and the two-class method of calculating EPS addresses the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company along with common shareholders according to a predetermined formula. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to Morgan Stanley common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. The amount allocated to the participating securities is based upon the contractual terms of their respective contract and is reflected as a reduction to Net income applicable to Morgan Stanley common shareholders for the Company’s basic and diluted EPS calculations (see Note 16). The two-class method does not impact the Company’s actual net income applicable to Morgan Stanley or other financial results. Unless contractually required by the terms of the participating securities, no losses are allocated to participating securities for purposes of the EPS calculation under the two-class method.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company recognizes the expense for equity-based awards over the requisite service period. For anticipated year-end equity awards that are granted to employees expected to be retirement-eligible under the award terms, the Company accrues the estimated cost of these awards over the course of the current year. As such, the Company accrued the estimated cost of 2011 year-end awards granted to employees who were retirement eligible under the award terms over 2011 rather than expensing the awards on the date of grant (which occurred in January 2012). The Company believes that this method of recognition for retirement-eligible employees is preferable because it better reflects the period over which the compensation is earned.

Translation of Foreign Currencies.

Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at year-end rates of exchange, and amounts recognized in the income statement are translated at the rate of exchange on the respective date of recognition for each amount. Gains or losses resulting from translating foreign currency financial statements, net of hedge gains or losses and related tax effects, are reflected in Accumulated other

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprehensive income (loss), a separate component of Morgan Stanley Shareholders’ equity on the consolidated statements of financial condition. Gains or losses resulting from remeasurement of foreign currency transactions are included in net income.

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

Securities Available for Sale.

Available for sale (“AFS”) securities are reported at fair value in the consolidated statements of financial condition with unrealized gains and losses reported in Accumulated other comprehensive income (loss), net of tax. Interest and dividend income, including amortization of premiums and accretion of discounts, is included in Interest income in the consolidated statements of income. Realized gains and losses on AFS securities are reported in earnings (see Note 5). The Company utilizes the “first-in, first-out” method as the basis for determining the cost of AFS securities.

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

For AFS equity securities, the Company considers various factors including the intent and ability to hold the equity security for a period of time sufficient to allow for any anticipated recovery in market value in evaluating whether an OTTI exists. When the Company lacks that intent and ability, the equity security is considered other-than-temporarily impaired and the security will be written down to fair value, with the full difference between fair value and amortized cost recognized in earnings.

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

The Company places loans on nonaccrual status if principal or interest is past due for a period of 90 days or more or payment of principal or interest is in doubt unless the obligation is well secured and in the process of collection. A loan is considered past due when a payment due according to the contractual terms of the loan agreement has not been remitted by the borrower. Loans assigned a credit quality indicator of Substandard, Doubtful or Loss are identified as impaired and placed on nonaccrual status. For descriptions of these modifiers, see Note 8.

Payments received on nonaccrual loans held for investment are applied to principal if there is doubt regarding the ultimate collectability of principal (i.e., cost recovery method). If collection of the principal of nonaccrual loans held for investment is not in doubt, interest income is recognized on a cash basis. If neither principal nor interest collection is in doubt, loans are on accrual status and interest income is recognized using the effective interest method. Loans that are nonaccrual status may not be restored to accrual status until all delinquent principal and/or interest has been brought current, after a reasonable period of performance, typically a minimum of six months.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Developments.

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

Transfers of Financial Assets and Extinguishments of Liabilities and Consolidation of Variable Interest Entities.    In June 2009, the FASB issued accounting guidance that changed the way entities account for securitizations and special purpose entities (“SPE”). The accounting guidance amended the accounting for transfers of financial assets and required additional disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This guidance eliminated the concept of a Qualified Special Purpose Entity (“QSPE”) and changed the requirements for derecognizing financial assets.

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

Goodwill Impairment Test.    In December 2010, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance that modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity shall consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

existing guidance. This guidance became effective for the Company on January 1, 2011. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

3.    Morgan Stanley Smith Barney Holdings LLC.

Smith Barney.    On May 31, 2009, the Company and Citigroup, Inc. (“Citi”) consummated the combination of the Company’s Global Wealth Management Group and the businesses of Citi’s Smith Barney in the U.S., Quilter Holdings Ltd. (“Quilter”) in the United Kingdom (“U.K.”), and Smith Barney Australia (collectively, “Smith Barney”). In addition to the Company’s contribution of respective businesses to MSSB, the Company paid Citi $2,755 million in cash. The combined businesses operate as Morgan Stanley Smith Barney. At December 31, 2011, pursuant to the terms of the amended contribution agreement, dated at May 29, 2009, certain businesses of Smith Barney and Morgan Stanley have been and will continue to be contributed to MSSB (the “delayed contribution businesses”). Morgan Stanley and Citi each owned their delayed contribution businesses until they were transferred to MSSB and gains and losses from such businesses were allocated to the Company’s and Citi’s respective share of MSSB’s gains and losses.

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

The Company accounted for the transaction using the acquisition method of accounting. The fair value of the total consideration transferred to Citi amounted to approximately $6,087 million and the fair value of Citi’s equity in MSSB was approximately $3,973 million. The acquisition method of accounting prescribes the full goodwill method even in business combinations in which the acquirer holds less than 100% of the equity interests in the acquiree at acquisition date. Accordingly, the full fair value of Smith Barney was allocated to the fair value of assets acquired and liabilities assumed to derive the goodwill amount of approximately $5,208 million, which represents synergies of combining the two businesses.

The following table summarizes the allocation of the final purchase price to the net assets of Smith Barney at May 31, 2009 (dollars in millions).

Total fair value of consideration transferred	$6,087
Total fair value of noncontrolling interest	3,973

Total fair value of Smith Barney(1)	10,060
Total fair value of net assets acquired	4,852

Acquisition-related goodwill(2)	$5,208

(1)	Total fair value of Smith Barney is inclusive of control premium.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Goodwill is recorded within the Global Wealth Management Group business segment. Approximately $963 million of goodwill is deductible for tax purposes.

Condensed statement of assets acquired and liabilities assumed.    The following table summarizes the final fair values of the assets acquired and liabilities assumed as of the acquisition date.

At May 31, 2009
(dollars in millions)
Assets
Cash and due from banks	$920
Financial instruments owned	33
Receivables	1,667
Intangible assets	4,480
Other assets	881

Total assets acquired	$7,981

Liabilities
Financial instrument sold, not yet purchased	$11
Long-term borrowings	2,320
Other liabilities and accrued expenses	798

Total liabilities assumed	$3,129

Net assets acquired	$4,852

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

The Company accounted for this transaction using the acquisition method of accounting. The fair value of the total consideration transferred to Citi was approximately $300 million and the increase in fair value of Citi’s equity in MSSB was approximately $289 million. The acquisition method of accounting prescribes the full goodwill method even in business combinations in which the acquirer holds less than 100% of the equity interests in the acquiree at acquisition date. Accordingly, the full fair value of Citi Managed Futures was

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allocated to the fair value of the assets acquired and liabilities assumed to derive the goodwill amount of approximately $136 million, which represents business synergies of combining the Citi Managed Futures business with MSSB.

The following table summarizes the final allocation of the purchase price to the net assets of Citi Managed Futures at July 31, 2009 (dollars in millions).

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

2009
(unaudited)
Net revenues	$26,086
Total non-interest expenses	24,600

Income from continuing operations before income taxes	1,486
Benefit from income taxes	(228)

Income from continuing operations	1,714
Discontinued operations:
Loss from discontinued operations	(114)
Benefit from income taxes	(93)

Net loss from discontinued operations	(21)

Net income	1,693
Net income applicable to noncontrolling interests	234

Net income applicable to Morgan Stanley	$1,459

Loss applicable to Morgan Stanley common shareholders	$(794)

Loss per basic common share:
Loss from continuing operations	$(0.63)
Net loss from discontinued operations	(0.04)

Loss per basic common share	$(0.67)

Loss per diluted common share:
Loss from continuing operations	$(0.63)
Net loss from discontinued operations	(0.04)

Loss per diluted common share	$(0.67)

The unaudited pro forma condensed combined financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company had the closing of Smith Barney and Citi Managed Futures been completed on January 1, 2009, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma combined financial information for 2009 were pro forma adjustments to reflect the results of operations of Smith Barney and Citi Managed Futures as well as the impact of amortizing certain purchase accounting adjustments such as amortizable intangible assets. The pro forma condensed financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of market conditions, expense efficiencies or other factors.

4.    Fair Value Disclosures.

Fair Value Measurements.

A description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RMBS, CMBS and other ABS are generally categorized in Level 2 of the fair value hierarchy. If external prices or significant spread inputs are unobservable or if the comparability assessment involves significant subjectivity related to property type differences, cash flows, performance and other inputs, then RMBS, CMBS and other ABS are categorized in Level 3 of the fair value hierarchy.

•

Corporate Bonds.    The fair value of corporate bonds is determined using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads obtained from independent external parties such as vendors and brokers adjusted for any basis difference between cash and derivative instruments. The spread data used are for the same maturity as the bond. If the spread data do not reference the issuer, then data that reference a comparable issuer are used. When position-specific external price data are not observable, fair value is determined based on either benchmarking to similar instruments or cash flow models with yield curves, bond or single name credit default swap spreads and recovery rates as significant inputs. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy; in instances where prices, spreads or any of the other aforementioned key inputs are unobservable, they are categorized in Level 3 of the fair value hierarchy.

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

•

Mortgage Loans.    Mortgage loans are valued using observable prices based on transactional data or third party pricing for identical or comparable instruments, when available. Where position-specific external prices are not observable, the Company estimates fair value based on benchmarking to prices and rates observed in the primary market for similar loan or borrower types or based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved or a methodology that utilizes the capital structure and credit spreads of recent comparable securitization transactions. Mortgage loans valued based on observable market data for identical or comparable instruments are categorized in Level 2 of the fair value hierarchy. Where observable prices are not available, due to the subjectivity involved in the comparability assessment related to mortgage loan vintage, geographical concentration, prepayment speed and projected loss assumptions, mortgage loans are categorized in Level 3 of the fair value hierarchy.

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

Other derivative products, including complex products that have become illiquid, require more judgment in the implementation of the valuation technique applied due to the complexity of the valuation assumptions and the reduced observability of inputs. This includes certain types of interest rate derivatives with both volatility and correlation exposure and credit derivatives including mortgage-related

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CDO securities, certain types of ABS credit default swaps, basket credit default swaps and CDO-squared positions (a CDO-squared position is a special purpose vehicle that issues interests, or tranches, that are backed by tranches issued by other CDOs) where direct trading activity or quotes are unobservable. These instruments involve significant unobservable inputs and are categorized in Level 3 of the fair value hierarchy.

Derivative interests in complex mortgage-related CDOs and ABS credit default swaps, for which observability of external price data is limited, are valued based on an evaluation of the market and model input parameters sourced from similar positions as indicated by primary and secondary market activity. Each position is evaluated independently taking into consideration available comparable market levels as well as cash-synthetic basis, or the underlying collateral performance and pricing, behavior of the tranche under various cumulative loss and prepayment scenarios, deal structures (e.g., non-amortizing reference obligations, call features, etc.) and liquidity. While these factors may be supported by historical and actual external observations, the determination of their value as it relates to specific positions nevertheless requires significant judgment.

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

•

Collateralized Derivative Contracts.    In the fourth quarter of 2010, the Company began using the overnight indexed swap (“OIS”) curve as an input to value its collateralized interest rate derivative contracts. During the fourth quarter of 2011, the Company recognized a pre-tax loss of approximately $108 million in Principal transactions—Trading upon application of the OIS curve to certain additional fixed income products within the Institutional Securities business segment. Previously, the Company discounted these contracts based on London Interbank Offered Rate (“LIBOR”). At December 31, 2011, substantially all of the Company’s collateralized derivative contracts were valued using the OIS curve.

For further information on derivative instruments and hedging activities, see Note 12.

Investments.

•

The Company’s investments include direct investments in equity securities as well as investments in private equity funds, real estate funds and hedge funds, which include investments made in connection with certain employee deferred compensation plans. Direct investments are presented in the fair value hierarchy table as Principal investments and Other. Initially, the transaction price is generally considered by the Company as the exit price and is the Company’s best estimate of fair value.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Physical Commodities.

•

The Company trades various physical commodities, including crude oil and refined products, natural gas, base and precious metals and agricultural products. Fair value for physical commodities is determined using observable inputs, including broker quotations and published indices. Physical commodities are categorized in Level 2 of the fair value hierarchy; in instances where significant inputs are unobservable, they are categorized in Level 3 of the fair value hierarchy.

Securities Available for Sale.

•

Securities available for sale are composed of U.S. government and agency securities (e.g., U.S. Treasury securities, agency-issued debt, agency mortgage pass-through securities and collateralized mortgage obligations), Federal Family Education Loan Program (“FFELP”) student loan asset-backed securities and equity securities. Actively traded U.S. Treasury securities, non-callable agency-issued debt securities and equity securities are generally categorized in Level 1 of the fair value hierarchy. Callable agency-issued debt securities, agency mortgage pass-through securities, collateralized mortgage obligations and FFELP student loan asset-backed securities are generally categorized in Level 2 of the fair value hierarchy. For further information on securities available for sale, see Note 5.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities Purchased under Agreements to Resell, and Securities Sold under Agreements to Repurchase

•

The fair value of a reverse repurchase agreement or repurchase agreement is computed using a standard cash flow discounting methodology. The inputs to the valuation include contractual cash flows and collateral funding spreads, which are estimated using various benchmarks, interest rate yield curves and option volatilities. In instances where the unobservable inputs are deemed significant, reverse repurchase agreements and repurchase agreements are categorized in Level 3 of the fair value hierarchy; otherwise, they are categorized in Level 2 of the fair value hierarchy.

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2011.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2011
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities:
U.S. Treasury securities	$38,769	$1	$—	$—	$38,770
U.S. agency securities	4,332	20,339	8	—	24,679

Total U.S. government and agency securities	43,101	20,340	8	—	63,449
Other sovereign government obligations	22,650	6,290	119	—	29,059
Corporate and other debt:
State and municipal securities	—	2,261	—	—	2,261
Residential mortgage-backed securities	—	1,304	494	—	1,798
Commercial mortgage-backed securities	—	1,686	134	—	1,820
Asset-backed securities	—	937	31	—	968
Corporate bonds	—	25,873	675	—	26,548
Collateralized debt obligations	—	1,711	980	—	2,691
Loans and lending commitments	—	14,854	9,590	—	24,444
Other debt	—	8,265	128	—	8,393

Total corporate and other debt	—	56,891	12,032	—	68,923
Corporate equities(1)	45,173	2,376	417	—	47,966
Derivative and other contracts:
Interest rate contracts	1,493	906,082	5,301	—	912,876
Credit contracts	—	123,689	15,102	—	138,791
Foreign exchange contracts	—	61,770	573	—	62,343
Equity contracts	929	44,558	800	—	46,287
Commodity contracts	6,356	31,246	2,176	—	39,778
Other	—	292	306	—	598
Netting(2)	(7,596)	(1,045,912)	(11,837)	(87,264)	(1,152,609)

Total derivative and other contracts	1,182	121,725	12,421	(87,264)	48,064

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2011
	(dollars in millions)
Investments:
Private equity funds	—	7	1,936	—	1,943
Real estate funds	—	5	1,213	—	1,218
Hedge funds	—	473	696	—	1,169
Principal investments	161	104	2,937	—	3,202
Other	141	21	501	—	663

Total investments	302	610	7,283	—	8,195
Physical commodities	—	9,651	46	—	9,697

Total financial instruments owned	112,408	217,883	32,326	(87,264)	275,353
Securities available for sale	13,437	17,058	—	—	30,495
Securities received as collateral	11,530	121	—	—	11,651
Federal funds sold and securities purchased under agreements to resell	—	112	—	—	112
Intangible assets(3)	—	—	133	—	133

Liabilities
Deposits	$—	$2,101	$—	$—	$2,101
Commercial paper and other short-term borrowings	—	1,337	2	—	1,339
Financial instruments sold, not yet purchased:
U.S. government and agency securities:
U.S. Treasury securities	17,776	—	—	—	17,776
U.S. agency securities	1,748	106	—	—	1,854

Total U.S. government and agency securities	19,524	106	—	—	19,630
Other sovereign government obligations	14,981	2,152	8	—	17,141
Corporate and other debt:
State and municipal securities	—	3	—	—	3
Residential mortgage-backed securities	—	—	355	—	355
Commercial mortgage-backed securities	—	14	—	—	14
Corporate bonds	—	6,217	219	—	6,436
Collateralized debt obligations	—	3	—	—	3
Unfunded lending commitments	—	1,284	85	—	1,369
Other debt	—	157	73	—	230

Total corporate and other debt	—	7,678	732	—	8,410

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2011
	(dollars in millions)
Corporate equities(1)	24,347	149	1	—	24,497
Derivative and other contracts:
Interest rate contracts	1,680	873,466	4,881	—	880,027
Credit contracts	—	121,438	9,288	—	130,726
Foreign exchange contracts	—	64,218	530	—	64,748
Equity contracts	877	45,375	2,034	—	48,286
Commodity contracts	7,144	31,248	1,606	—	39,998
Other	—	879	1,396	—	2,275
Netting(2)	(7,596)	(1,045,912)	(11,837)	(54,262)	(1,119,607)

Total derivative and other contracts	2,105	90,712	7,898	(54,262)	46,453
Physical commodities	—	16	—	—	16

Total financial instruments sold, not yet purchased	60,957	100,813	8,639	(54,262)	116,147
Obligation to return securities received as collateral	15,267	127	—	—	15,394
Securities sold under agreements to repurchase	—	8	340	—	348
Other secured financings	—	14,024	570	—	14,594
Long-term borrowings	10	38,050	1,603	—	39,663

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 12.
(3)	Amount represents mortgage servicing rights (“MSR”) accounted for at fair value. See Note 7 for further information on MSRs.

Transfers Between Level 1 and Level 2 During 2011.

For assets and liabilities that were transferred between Level 1 and Level 2 during the period, fair values are ascribed as if the assets or liabilities had been transferred as of the beginning of the period.

Financial instruments owned—Other sovereign government obligations and Financial instruments sold, not yet purchased—Other sovereign government obligations.    During 2011, the Company reclassified approximately $0.9 billion of Other sovereign government obligations assets and approximately $1.7 billion of Other sovereign government obligations liabilities from Level 1 to Level 2. These reclassifications primarily related to certain European peripheral government bonds as these securities traded with a high degree of pricing volatility, dispersion and wider bid-ask spreads. The Company continues to mark these securities to observable market price quotations.

Financial instruments owned—Derivative and other contracts and Financial instruments sold, not yet purchased—Derivative and other contracts.    During 2011, the Company reclassified approximately $0.7 billion of derivative assets and approximately $1.0 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on quoted prices from the exchange. Also during 2011, the Company reclassified approximately $1.3 billion of derivative assets and approximately $1.4 billion of derivative liabilities from Level 1 to Level 2 as transactions in these contracts did not occur with sufficient frequency and volume to constitute an active market.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2010.

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

Transfers Between Level 1 and Level 2 During 2010.

Financial instruments owned—Derivative and other contracts and Financial instruments sold, not yet purchased—Derivative and other contracts.    During 2010, the Company reclassified approximately $2.9 billion of derivative assets and approximately $2.7 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on quoted prices from an exchange.

Financial instruments owned—Corporate equities.    During 2010, the Company reclassified approximately $1.2 billion of certain Corporate equities from Level 2 to Level 1 as transactions in these securities occurred with sufficient frequency and volume to constitute an active market.

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for 2011, 2010 and 2009, respectively. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2011.

	Beginning Balance at December 31, 2010	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at December 31, 2011	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at December 31, 2011(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. agency securities	$13	$—	$66	$(68)	$—	$—	$(3)	$8	$—
Other sovereign government obligations	73	(4)	56	(2)	—	—	(4)	119	(2)
Corporate and other debt:
State and municipal securities	110	(1)	—	(96)	—	—	(13)	—	—
Residential mortgage-backed securities	319	(61)	382	(221)	—	(1)	76	494	(59)
Commercial mortgage-backed securities	188	12	75	(90)	—	—	(51)	134	(18)
Asset-backed securities	13	4	13	(19)	—	—	20	31	2
Corporate bonds	1,368	(136)	467	(661)	—	—	(363)	675	(20)
Collateralized debt obligations	1,659	109	613	(1,296)	—	(55)	(50)	980	(84)
Loans and lending commitments	11,666	(251)	2,932	(1,241)	—	(2,900)	(616)	9,590	(431)
Other debt	193	42	14	(76)	—	(11)	(34)	128	—

Total corporate and other debt	15,516	(282)	4,496	(3,700)	—	(2,967)	(1,031)	12,032	(610)
Corporate equities	484	(46)	416	(360)	—	—	(77)	417	16
Net derivative and other contracts(3):
Interest rate contracts	424	628	45	—	(714)	(150)	187	420	522
Credit contracts	6,594	319	1,199	—	(277)	(2,165)	144	5,814	1,818
Foreign exchange contracts	46	(35)	2	—	—	28	2	43	(13)
Equity contracts	(762)	592	214	(133)	(1,329)	136	48	(1,234)	564
Commodity contracts	188	708	52	—	—	(433)	55	570	689
Other	(913)	(552)	1	—	(118)	405	87	(1,090)	(536)

Total net derivative and other contracts	5,577	1,660	1,513	(133)	(2,438)	(2,179)	523	4,523	3,044

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at December 31, 2010	Total Realized and Unrealized Gains (Losses) (1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at December 31, 2011	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at December 31, 2011(2)
	(dollars in millions)
Investments:
Private equity funds	1,986	159	245	(513)	—	—	59	1,936	85
Real estate funds	1,176	21	196	(171)	—	—	(9)	1,213	251
Hedge funds	901	(20)	169	(380)	—	—	26	696	(31)
Principal investments	3,131	288	368	(819)	—	—	(31)	2,937	87
Other	560	38	8	(34)	—	—	(71)	501	23

Total investments	7,754	486	986	(1,917)	—	—	(26)	7,283	415
Physical commodities	—	(47)	771	—	—	(673)	(5)	46	1
Securities received as collateral	1	—	—	(1)	—	—	—	—	—
Intangible assets	157	(25)	6	(1)	—	(4)	—	133	(27)

Liabilities
Deposits	$16	$2	$—	$—	$—	$(14)	$—	$—	$—
Commercial paper and other short-term borrowings	2	—	—	—	—	—	—	2	—
Financial instruments sold, not yet purchased:
Other sovereign government obligations	—	1	—	9	—	—	—	8	—
Corporate and other debt:
Residential mortgage-backed securities	—	(8)	—	347	—	—	—	355	(8)
Corporate bonds	44	37	(407)	694	—	—	(75)	219	51
Unfunded lending commitments	263	178	—	—	—	—	—	85	178
Other debt	194	123	(12)	22	—	(2)	(6)	73	12

Total corporate and other debt	501	330	(419)	1,063	—	(2)	(81)	732	233
Corporate equities	15	(1)	(15)	5	—	—	(5)	1	—
Obligation to return securities received as collateral	1	—	(1)	—	—	—	—	—	—
Securities sold under agreements to repurchase	351	11	—	—	—	—	—	340	11
Other secured financings	1,016	27	—	—	154	(267)	(306)	570	13
Long-term borrowings	1,316	39	—	—	769	(377)	(66)	1,603	32

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the consolidated statements of income except for $486 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for 2011 related to assets and liabilities still outstanding at December 31, 2011.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 12.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments owned—Corporate and other debt.    During 2011, the Company reclassified approximately $1.8 billion of certain Corporate and other debt, primarily corporate loans, from Level 3 to Level 2. The Company reclassified these corporate loans as external prices and/or spread inputs for these instruments became observable.

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

Financial instruments owned—Net derivative and other contracts.    The net gains in Net derivatives and other contract were primarily driven by market movements and certain transactions during 2011 related to interest rate, equity and commodity contracts.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2010.

	Beginning Balance at December 31, 2009	Total Realized and Unrealized Gains (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers	Ending Balance at December 31, 2010	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at December 31, 2010(2)
	(dollars in millions)
Assets
Financial instruments owned:
U.S. agency securities	$36	$(1)	$13	$(35)	$13	$(1)
Other sovereign government obligations	3	5	66	(1)	73	5
Corporate and other debt:
State and municipal securities	713	(11)	(533)	(59)	110	(12)
Residential mortgage-backed securities	818	12	(607)	96	319	(2)
Commercial mortgage-backed securities	1,573	35	(1,054)	(366)	188	(61)
Asset-backed securities	591	10	(436)	(152)	13	7
Corporate bonds	1,038	(84)	403	11	1,368	41
Collateralized debt obligations	1,553	368	(259)	(3)	1,659	189
Loans and lending commitments	12,506	203	(376)	(667)	11,666	214
Other debt	1,662	44	(92)	(1,421)	193	49

Total corporate and other debt	20,454	577	(2,954)	(2,561)	15,516	425
Corporate equities	536	118	(189)	19	484	59
Net derivative and other contracts(3):
Interest rate contracts	387	238	(178)	(23)	424	260
Credit contracts	8,824	(1,179)	128	(1,179)	6,594	58
Foreign exchange rate contracts	254	(77)	33	(164)	46	(109)
Equity contracts	(689)	(131)	(146)	204	(762)	(143)
Commodity contracts	7	121	60	—	188	268
Other	(437)	(266)	(220)	10	(913)	(284)

Total net derivative and other contracts	8,346	(1,294)	(323)	(1,152)	5,577	50

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

(8)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial instruments
owned—Investments.    During 2010, the Company reclassified approximately $1.0 billion from Level 3 to Level 2. These reclassifications were primarily related to principal investments for which external prices became unobservable.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2009.

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

Financial instruments owned—Net
derivative and other contracts.    The net losses in Net derivative and other contracts were primarily driven by tightening of credit spreads on underlying reference entities of single name and basket default swaps.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Investments that Calculate Net Asset Value.

The Company’s Investments measured at fair value were $8,195 million and $9,752 million at December 31, 2011 and 2010, respectively. The following table presents information solely about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on net asset value at December 31, 2011 and 2010, respectively.

At December 31, 2011

At December 31, 2010

Fair Value

Unfunded Commitment

Fair Value

Unfunded Commitment

(dollars in millions)

Private equity funds

$
1,906

$
938

$
1,947

$
1,047

Real estate funds

1,188

448

1,154

500

Hedge funds(1):

Long-short equity hedge funds

545

5

1,046

4

Fixed income/credit-related hedge funds

124

—

305

—

Event-driven hedge funds

163

—

143

—

Multi-strategy hedge funds

335

—

140

—

Total

$
4,261

$
1,391

$
4,735

$
1,551

(1)
Fixed income/credit-related hedge funds, event-driven hedge funds, and multi-strategy hedge funds are redeemable at least on a six-month period basis primarily with a notice period of 90 days or less. At December 31, 2011, approximately 38% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 32% is redeemable every six months and 30% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at December 31, 2011 is primarily greater than six months. At December 31, 2010, approximately 49% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 24% is redeemable every six months and 27% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at December 31, 2010 is primarily greater than 90 days.

Private Equity
Funds.    Amount includes several private equity funds that pursue multiple strategies including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments, and mezzanine capital. In addition, the funds may be structured with a focus on specific domestic or foreign geographic regions. These investments are generally not redeemable with the funds. Instead, the nature of the investments in this category is that distributions are received through the liquidation of the underlying assets of the fund. At December 31, 2011, it is estimated that 6% of the fair value of the funds will be liquidated in the next five years, another 31% of the fair value of the funds will be liquidated between five to 10 years and the remaining 63% of the fair value of the funds have a remaining life of greater than 10 years.

Real Estate Funds.    Amount includes several real estate funds that invest in real estate assets such as commercial office buildings, retail properties, multi-family residential properties, developments or hotels. In addition, the funds may be structured with a focus on specific geographic domestic or foreign regions. These investments are generally not redeemable with the funds. Distributions from each fund will be received as the underlying investments of the funds are liquidated. At December 31, 2011, it is estimated that 5% of the fair value of the funds will be liquidated within the next five years, another 36% of the fair value of the funds will be liquidated between five to 10 years and the remaining 59% of the fair value of the funds have a remaining life of greater than 10 years.

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

•

Long-short Equity Hedge Funds.    Amount includes investments in hedge funds that invest, long or short, in equities. Equity value and growth hedge funds purchase stocks perceived to be undervalued and sell

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stocks perceived to be overvalued. Investments representing approximately 9% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions ranged from three years or less at December 31, 2011. Investments representing approximately 29% of the fair value of the investments in long-short equity hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was primarily two years or less at December 31, 2011.

•

Fixed Income/Credit-Related Hedge Funds.    Amount includes investments in hedge funds that employ long-short, distressed or relative value strategies in order to benefit from investments in undervalued or overvalued securities that are primarily debt or credit related. At December 31, 2011, investments representing approximately 47% of the fair value of the investments in fixed income/credit-related hedge funds cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was one year or less at December 31, 2011.

•

Event-Driven Hedge Funds.    Amount includes investments in hedge funds that invest in event-driven situations such as mergers, hostile takeovers, reorganizations, or leveraged buyouts. This may involve the simultaneous purchase of stock in companies being acquired and the sale of stock in its acquirer, hoping to profit from the spread between the current market price and the ultimate purchase price of the target company. At December 31, 2011, there were no restrictions on redemptions.

•

Multi-strategy Hedge Funds.    Amount includes investments in hedge funds that pursue multiple strategies to realize short-
and long-term gains. Management of the hedge funds has the ability to overweight or underweight different strategies to best capitalize on current investment opportunities. At December 31, 2011, investments representing approximately 74% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily three years or more at December 31, 2011.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models. The following tables present net gains (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for 2011, 2010 and 2009, respectively.

Principal Transactions- Trading

Interest Expense

Gains (Losses) Included in Net Revenues

(dollars in millions)

Year Ended December 31, 2011

Deposits

$
66

$
(117
)

$
(51
)

Federal funds sold and securities purchased under agreements to resell

12

—

12

Commercial paper and other short-term borrowings

567

—

567

Securities sold under agreements to repurchase

3

(7
)

(4
)

Long-term borrowings

4,204

(1,075
)

3,129

Year Ended December 31, 2010

Deposits

$
2

$
(173
)

$
(171
)

Commercial paper and other short-term borrowings

(8
)

—

(8
)

Securities sold under agreements to repurchase

9

(1
)

8

Long-term borrowings

(872
)

(849
)

(1,721
)

Year Ended December 31, 2009

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

The changes in overall fair value of the short-term and long-term borrowings (primarily structured notes) are attributable to changes in foreign currency exchange rates, interest rates, movements in the reference price or index for structured notes and (as presented in the table below) an adjustment to reflect the change in the Company’s credit spreads and other credit factors.

The following tables present information on the Company’s
short-term and long-term borrowings (primarily structured notes), loans and unfunded lending commitments for which the fair value option was elected.

Gains (Losses) due to Changes in Instrument Specific Credit Risk.

2011

2010

2009

(dollars in millions)

Short-term and long-term borrowings(1)

$
3,681

$
(873
)

$
(5,510
)

Loans(2)

(585
)

448

4,139

Unfunded lending commitments(3)

(787
)

(148
)

(8
)

(1)
The change in the fair value of short-term and long-term borrowings (primarily structured notes) includes an adjustment to reflect the change in credit quality of the
Company based upon observations of the Company’s secondary bond market spreads.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)
Instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.

(3)
Gains (losses) were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period end.

Net Difference between Contractual Principal
Amount and Fair Value.

Contractual Principal Amount Exceeds Fair Value

At December 31, 2011

At December 31, 2010

(dollars in billions)

Short-term and long-term borrowings(1)

$
2.5

$
0.6

Loans(2)

27.2

24.3

Loans 90 or more days past due and/or on non-accrual status(2)(3)

22.1

21.2

(1)
These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.

(2)
The majority of this difference between principal and fair value amounts emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.

(3)
The aggregate fair value of loans that were in non-accrual status, which includes all loans 90 or more days past due, was $2.0 billion and $2.2 billion at
December 31, 2011 and December 31, 2010, respectively. The aggregate fair value of loans that were 90 or more days past due was $1.5 billion and $2.0 billion at December 31, 2011 and December 31, 2010, respectively.

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

The following tables present, by caption on the consolidated statements of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for 2011, 2010 and 2009, respectively.

2011.

Fair Value Measurements Using:

Carrying Value At December 31, 2011

Quoted Prices in Active Markets for Identical Assets (Level
1)

Significant Observable Inputs (Level 2)

Significant Unobservable Inputs (Level 3)

Total Gains (Losses) for 2011(1)

(dollars in millions)

Loans(2)

$
70

$
—

$
—

$
70

$
5

Other investments(3)

71

—

—

71

(52
)

Premises, equipment and software costs(3)

4

—

—

4

(7
)

Intangible assets(4)

—

—

—

—

(7
)

Total

$
145

$
—

$
—

$
145

$
(61
)

(1)
Losses are recorded within Other expenses in the consolidated statement of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)
Non-recurring changes in fair value for loans held for investment were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models. The non-recurring change in fair value for mortgage loans held for sale is based upon a valuation model incorporating market observable inputs.

(3)
Losses recorded were determined primarily using discounted cash flow models.

(4)
Losses were determined primarily using discounted cash flow models or a valuation technique incorporating an observable market index.

In addition to the losses included in the table above, impairment losses of approximately $98 million (of which $83 million related to Other assets and $15 million related to Premises, equipment and software costs) were included in discontinued operations related to Saxon (see Notes 1 and 25). These losses were determined using the purchase price agreed upon with the buyer.

There were
no liabilities measured at fair value on a non-recurring basis during 2011.

2010.

Fair Value Measurements Using:

Carrying Value At December 31, 2010

Quoted Prices in Active Markets for Identical Assets (Level 1)

Significant Observable Inputs (Level 2)

Significant Unobservable Inputs (Level 3)

Total Gains (Losses) for 2010(1)

(dollars in millions)

Loans(2)

$
680

$
—

$
151

$
529

$
(12
)

Other investments(3)

88

—

—

88

(19
)

Goodwill(4)

—

—

—

—

(27
)

Intangible assets(5)

3

—

—

3

(174
)

Total

$
771

$
—

$
151

$
620

$
(232
)

(1)
Losses related to Loans, impairments related to Other investments and losses related to Goodwill and certain Intangibles associated with the disposition of FrontPoint
Partners LLC (“FrontPoint”) are included in Other revenues in the consolidated statements of income (see Notes 19 and 24 for further information on FrontPoint). Remaining losses were included in Other expenses in the consolidated statements of income.

(2)
Non-recurring changes in fair value for loans held for investment were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models. The non-recurring change in fair value for mortgage loans held for sale is based upon a valuation model incorporating market observable inputs.

(3)
Losses recorded were determined primarily using discounted cash flow models.

(4)
Loss relates to FrontPoint, determined primarily using discounted cash flow models (see Notes 19 and 24 for further information on FrontPoint).

(5)
Losses primarily related to investment management contracts, including contracts associated with FrontPoint, and were determined primarily using discounted cash flow models.

In addition to the losses included in the
table above, the Company incurred a loss of approximately $1.2 billion in connection with the disposition of Revel, which was included in discontinued operations. The loss primarily related to premises, equipment and software costs and was included in discontinued operations (see Notes 1 and 25). The fair value of Revel, net of estimated costs to sell, included in Premises, equipment and software costs was approximately $28 million at December 31, 2010 and was classified in Level 3. Fair value was determined using discounted cash flow models.

There were no liabilities measured at fair value on a non-recurring basis during 2010.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009.

Fair Value Measurements Using:

Carrying Value At December 31, 2009

Quoted Prices in Active Markets for Identical Assets (Level 1)

Significant Observable Inputs (Level 2)

Significant Unobservable Inputs (Level 3)

Total Gains (Losses) for 2009(1)

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

In addition to the impairment losses included in the table above, impairment losses of approximately $482 million (of which $45 million related to Other investments, $12 million related to Intangible assets, and $425 million related to Other assets) were included in discontinued operations primarily related to Crescent (see
Notes 1 and 25). Impairment losses of approximately $24 million were also included in discontinued operations related to premises and equipment of an entity sold by the Company in 2009.

There were no liabilities measured at fair value on a non-recurring basis during 2009.

Financial Instruments Not Measured at Fair Value.

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but nevertheless are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: Cash and due from banks, Interest bearing deposits with banks, Cash deposited with clearing organizations or segregated under federal and other regulations or requirements, certain Federal funds sold and securities purchased under agreements to resell, Securities borrowed, certain Securities sold under agreements to repurchase, Securities loaned, Receivables—Customers, Receivables—Brokers, dealers and clearing organizations, Payables—Customers, Payables—Brokers, dealers and clearing organizations, certain Commercial paper and other short-term borrowings, certain Deposits and certain Other secured financings.

The Company’s long-term borrowings are recorded at amortized amounts unless elected under the fair value option or designated as a hedged item in a fair value hedge. For long-term borrowings not measured at fair value, the fair value of the Company’s long-term borrowings was estimated using either quoted market prices or discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing arrangements. At December 31, 2011, the carrying value of the Company’s long-term borrowings not measured at fair value was approximately $12.7 billion higher than fair value. At December 31, 2010, the carrying value of the
Company’s long-term borrowings not measured at fair value was approximately $1.8 billion higher than fair value.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Securities Available for Sale.

The following tables present information about the Company’s available for sale securities:

At December 31, 2011

Amortized Cost

Gross Unrealized Gains

Gross Unrealized Losses

Other-than- Temporary Impairment

Fair Value

(dollars in millions)

Debt securities available for sale:

U.S. government and agency securities:

U.S. Treasury securities

$
13,240

$
182

$
—

$
—

$
13,422

U.S. agency securities

16,083

54

20

—

16,117

Corporate and other debt(1)

944

—

3

—

941

Total debt securities available for sale

30,267

236

23

—

30,480

Equity securities available for sale

15

—

—

—

15

Total

$
30,282

$
236

$
23

$
—

$
30,495

(1)
Amounts represent FFELP student loan asset-backed securities, which are backed by a guarantee from the U.S. Department of Education.

At December 31, 2010

Amortized Cost

Gross Unrealized Gains

Gross Unrealized Losses

Other-than- Temporary Impairment

Fair Value

(dollars in millions)

Debt securities available for sale:

U.S. government and agency securities:

U.S. Treasury securities

$
18,812

$
199

$
34

$
—

$
18,977

U.S. agency securities

10,774

16

118

—

10,672

Total

$
29,586

$
215

$
152

$
—

$
29,649

The tables below present the fair value of
investments in debt securities available for sale that have been in an unrealized loss position:

Less than 12 Months

12 Months or Longer

Total

At December 31, 2011

Fair Value

Gross Unrealized Losses

Fair Value

Gross Unrealized Losses

Fair Value

Gross Unrealized Losses

(dollars in millions)

Debt securities available for sale:

U.S. government and agency securities:

U.S. agency securities

$
6,250

$
15

$
1,492

$
5

$
7,742

$
20

Corporate and other debt

679

3

—

—

679

3

Total

$
6,929

$
18

$
1,492

$
5

$
8,421

$
23

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Less than 12 Months

12 Months or Longer

Total

At December 31, 2010

Fair Value

Gross Unrealized Losses

Fair Value

Gross Unrealized Losses

Fair Value

Gross Unrealized Losses

(dollars in millions)

Debt securities available for sale:

U.S. government and agency securities:

U.S. Treasury securities

$
1,960

$
34

$
—

$
—

$
1,960

$
34

U.S. agency securities

7,736

118

—

—

7,736

118

Total

$
9,696

$
152

$
—

$
—

$
9,696

$
152

Gross unrealized losses are recorded in
Accumulated other comprehensive income.

There were no equity
securities available for sale in an unrealized loss position at December 31, 2011. For debt securities available for sale, the Company does not intend to sell these securities or expect to be required to sell these securities prior to recovery of the amortized cost basis. In addition, the Company does not expect these securities to experience a credit loss given the explicit and implicit guarantee provided by the U.S. government. The Company believes that the debt securities with an unrealized loss in Accumulated other comprehensive income were not other-than-temporarily impaired at December 31, 2011 and 2010.

The following table presents the amortized cost and fair value of debt securities available for sale by contractual maturity dates at December 31,
2011.

December 31, 2011

Amortized Cost

Fair Value

Annualized Average Yield

(dollars in millions)

U.S. government and agency securities:

U.S. Treasury securities:

Due within 1 year

$
1,248

$
1,262

1.4
%

After 1 year but through 5 years

10,636

10,782

1.0
%

After 5 years

1,356

1,378

1.4
%

Total

13,240

13,422

U.S. agency securities:

After 5 years

16,083

16,117

1.1
%

Total

16,083

16,117

Total U.S. government and agency securities

29,323

29,539

1.1
%

Corporate and other debt:

After 5 years

944

941

1.1
%

Total Corporate and other debt

944

941

Total debt securities available for sale

$
30,267

$
30,480

1.1
%

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information pertaining to sales of securities available for sale during
2011 and 2010:

2011

2010

(dollars in millions)

Gross realized gains

$
145

$
102

Gross realized losses

$
2

$
—

Proceeds of sales of securities available for sale

$
17,085

$
670

Gross realized gains and losses are
recognized in Other revenues in the consolidated statements of income.

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

The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the review of margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies to reduce risk. Additionally, transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations. For these transactions, adherence to the Company’s collateral policies significantly limits the
Company’s credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and, if necessary, may sell securities that have not been paid for or purchase securities sold but not delivered from customers. At December 31, 2011 and December 31, 2010, there were approximately $16.2 billion and $18.0 billion, respectively, of customer margin loans outstanding.

Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Company is deemed to be the primary beneficiary, and

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2011

At December
31, 2010

(dollars in millions)

Financial instruments owned:

U.S. government and agency securities

$
9,263

$
11,513

Other sovereign government obligations

4,047

8,741

Corporate and other debt

17,024

12,333

Corporate equities

21,664

21,919

Total

$
51,998

$
54,506

The Company receives collateral in the form
of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. The Company additionally receives securities as collateral in connection with certain securities-for-securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the consolidated statements of financial condition. At December 31, 2011 and December 31, 2010, the fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $488 billion and $537 billion, respectively, and the fair value of the portion that had been sold or repledged was $335 billion and $390 billion, respectively.

The Company is subject to concentration risk by holding large positions in certain types of securities, loans or commitments to purchase securities of a single issuer, including sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries, or issuers engaged in a particular industry. Financial instruments owned by the Company include U.S. government and agency securities and securities issued by other sovereign governments (principally the U.K., Japan and Brazil), which, in the aggregate, represented approximately 12%
of the Company’s total assets at December 31, 2011. In addition, substantially all of the collateral held by the Company for resale agreements or bonds borrowed, which together represented approximately 24% of the Company’s total assets at December 31, 2011, consist of securities issued by the U.S. government, federal agencies or other sovereign government obligations. Positions taken and commitments made by the Company, including positions taken and underwriting and financing commitments made in connection with its private equity, principal investment and lending activities, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment grade issuers.
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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2011 and December 31, 2010, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

At December 31, 2011

At December 31, 2010

(dollars in millions)

Cash deposited with clearing organizations or segregated under federal and other regulations or requirements

$
29,454

$
19,180

Securities(1)

15,120

18,935

Total

$
44,574

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

The Company applies accounting guidance for consolidation of VIEs to certain entities in which equity investors do not have characteristics of a controlling financial interest. Entities that previously met the criteria as qualifying SPEs that were not subject to consolidation prior to January 1, 2010 became subject to the consolidation requirements for VIEs on that date. Excluding entities subject to the Deferral (as defined in Note 2)
effective January 1, 2010, the primary beneficiary of a VIE is the party that both (1) has the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (2) has an obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. The Company consolidates entities of which it is the primary beneficiary.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The power to make the most significant economic decisions may take a number of different forms in different types of VIEs. The Company considers servicing or collateral management decisions as representing the power to make the most significant economic decisions in transactions such as securitizations or CDOs. As a result, the Company does not consolidate securitizations or CDOs for which it does not act as the servicer or collateral manager unless it holds certain other rights to replace the servicer or collateral manager or to require the liquidation of the entity. If the Company serves as servicer or collateral manager, or has certain other rights described in the previous sentence, the Company analyzes the interests in the VIE that it holds and consolidates only those VIEs for which it holds a potentially significant interest of the VIE.

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

Except for consolidated VIEs included in
other structured financings in the tables below, the Company accounts for the assets held by the entities primarily in Financial instruments owned and the liabilities of the entities as Other secured financings in the consolidated statements of financial condition. For consolidated VIEs included in other structured financings, the Company accounts for the assets held by the entities primarily in Premises, equipment and software costs, and Other assets in the consolidated statements of financial condition. Except for consolidated VIEs included in other structured financings, the assets and liabilities are measured at fair value, with changes in fair value reflected in earnings.

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

As part of the Company’s Institutional Securities business segment’s securitization and related activities, the Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company (see Note 13).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information at December 31, 2011 and December 31, 2010 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis.

At December 31, 2011

Mortgage and Asset-backed Securitizations

Collateralized Debt Obligations

Managed Real Estate Partnerships

Other Structured Financings

Other

(dollars in millions)

VIE assets

$
2,414

$
102

$
2,207

$
918

$
1,937

VIE liabilities

$
1,699

$
69

$
102

$
2,576

$
556

At December 31, 2010

Mortgage and Asset-Backed Securitizations

Collateralized Debt Obligations

Managed Real Estate Partnerships

Other Structured Financings

Other

(dollars in millions)

VIE assets

$
3,362

$
129

$
2,032

$
643

$
2,584

VIE liabilities

$
2,544

$
68

$
108

$
2,571

$
1,219

In general, the Company’s exposure to
loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s liabilities. At December 31, 2011 and
December 31, 2010, managed real estate partnerships reflected noncontrolling interests in the Company’s consolidated financial statements of $1,653 million and $1,508 million, respectively. The Company also had additional maximum exposure to losses of approximately $200 million and $884 million at December 31, 2011 and December 31, 2010, respectively. This additional exposure related primarily to certain derivatives (e.g., instead of purchasing senior securities, the Company has sold credit protection to synthetic CDOs through credit derivatives that are typically related to the most senior tranche of the CDO) and commitments, guarantees and other forms of involvement.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information about certain non-consolidated VIEs in which the Company had variable interests at December 31, 2011 and December 31, 2010. The tables include all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. Most of the VIEs included in the tables below are sponsored by unrelated parties; the Company’s involvement generally is the result of the Company’s secondary market-making activities.

At December 31, 2011

Mortgage and Asset-Backed Securitizations

Collateralized Debt Obligations

Municipal Tender Option Bonds

Other Structured Financings

Other

(dollars in millions)

VIE assets that the Company does not consolidate (unpaid principal balance)(1)

$
119,999

$
7,593

$
6,833

$
1,944

$
20,997

Maximum exposure to loss:

Debt and equity interests(2)

$
3,848

$
491

$
201

$
978

$
2,413

Derivative and other contracts

103

843

4,141

—

1,209

Commitments, guarantees and other

208

—

—

804

561

Total maximum exposure to loss

$
4,159

$
1,334

$
4,342

$
1,782

$
4,183

Carrying value of exposure to loss—Assets:

Debt and equity interests(2)

$
3,848

$
491

$
201

$
640

$
2,413

Derivative and other contracts

101

657

24

—

338

Total carrying value of exposure to loss—Assets

$
3,949

$
1,148

$
225

$
640

$
2,751

Carrying value of exposure to loss—Liabilities:

Derivative and other contracts

$
13

$
159

$
—

$
—

$
114

Commitments, guarantees and other

—

—

—

14

176

Total carrying value of exposure to loss—Liabilities

$
13

$
159

$
—

$
14

$
290

(1)
Mortgage and asset-backed securitizations include VIE assets as follows: $9.0 billion of residential mortgages; $81.7 billion of commercial mortgages; $19.3 billion of
U.S. agency collateralized mortgage obligations; and $10.0 billion of other consumer or commercial loans.

(2)
Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $0.6 billion of residential mortgages; $1.1 billion of commercial mortgages;
$1.6 billion of U.S. agency collateralized mortgage obligations; and $0.5 billion of other consumer or commercial loans.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $3.2 billion at
December 31, 2011. These securities were either retained in connection with transfers of assets by the Company or acquired in connection with secondary market-making activities. Securities issued by securitization SPEs consist of $0.9

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

billion of securities backed primarily by residential mortgage loans, $0.6 billion of securities backed by U.S. agency collateralized mortgage obligations, $0.8 billion of securities backed by commercial mortgage loans, $0.6 billion of securities backed by collateralized debt obligations or collateralized loan obligations and $0.3 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. The Company’s primary risk exposure is to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Financial instruments owned—Corporate and other debt and are measured at fair value. The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives.
The Company’s maximum exposure to loss generally equals the fair value of the securities owned.

The Company’s transactions with VIEs primarily include securitizations, municipal tender option bond trusts, credit protection purchased through CLNs, other structured financings, collateralized loan and debt obligations, equity-linked notes, managed real estate partnerships and asset management investment funds. The Company’s continuing involvement in VIEs that it does not consolidate can include ownership of retained interests in
Company-sponsored transactions, interests purchased in the secondary market (both for Company-sponsored transactions and transactions sponsored by third parties), derivatives with securitization SPEs (primarily interest rate derivatives in commercial mortgage and residential mortgage securitizations and credit derivatives in which the Company has purchased protection in synthetic CDOs), and as servicer in residential mortgage securitizations in the U.S. and Europe and commercial mortgage securitizations in Europe. Such activities are further described below.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Municipal Tender Option Bond
Trusts.    In a municipal tender option bond transaction, the Company, generally on behalf of a client, transfers a municipal bond to a trust. The trust issues short-term securities that the Company, as the remarketing agent, sells to investors. The client retains a residual interest. The short-term securities are supported by a liquidity facility pursuant to which the investors may put their short-term interests. In some programs, the Company provides this liquidity facility; in most programs, a third-party provider will provide such liquidity facility. The Company may purchase short-term securities in its role either as remarketing agent or liquidity provider. The client can generally terminate the transaction at any time. The liquidity provider can generally terminate the transaction upon the occurrence of certain events. When the transaction is terminated, the municipal bond is generally sold or returned to the client. Any losses suffered by the liquidity provider upon the sale of the bond are the responsibility of the client. This obligation generally is collateralized. Liquidity facilities provided to municipal tender option bond trusts are classified as derivatives. The Company consolidates any municipal tender option bond trusts in which it holds the residual interest. No such trusts were consolidated at either December 31, 2011 or December 31, 2010.

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

Managed Real Estate Partnerships.    The Company
sponsors funds that invest in real estate assets. Certain of these funds are classified as VIEs primarily because the Company has provided financial support through lending facilities and other means. The Company also serves as the general partner for these funds and owns limited partnership interests in them. These funds are consolidated at December 31, 2011.

Asset Management Investment Funds.    The tables above do not include certain investments made by the Company held by entities qualifying for accounting purposes as investment companies.

Transfers of Assets with Continuing Involvement.

The following tables present information at December 31, 2011 regarding transactions with SPEs in which the Company, acting as principal, transferred financial assets with continuing involvement and received sales treatment.

At December 31, 2011

Residential Mortgage Loans

Commercial Mortgage Loans

U.S. Agency Collateralized Mortgage Obligations

Credit- Linked Notes and Other

(dollars in millions)

SPE assets (unpaid principal balance)(1)

$
41,977

$
85,333

$
33,728

$
14,315

Retained interests (fair value):

Investment grade

$
14

$
22

$
1,151

$
2

Non-investment grade

106

44

—

1,545

Total retained interests (fair value)

$
120

$
66

$
1,151

$
1,547

Interests purchased in the secondary market (fair value):

Investment grade

$
45

$
164

$
20

$
411

Non-investment grade

149

82

—

11

Total interests purchased in the secondary market (fair value)

$
194

$
246

$
20

$
422

Derivative assets (fair value)

$
18

$
1,200

$
—

$
223

Derivative liabilities (fair value)

$
30

$
31

$
—

$
510

(1)
Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2011

Level 1

Level 2

Level 3

Total

(dollars in millions)

Retained interests (fair value):

Investment grade

$
—

$
1,186

$
3

$
1,189

Non-investment grade

—

74

1,621

1,695

Total retained interests (fair value)

$
—

$
1,260

$
1,624

$
2,884

Interests purchased in the secondary market (fair value):

Investment grade

$
—

$
638

$
2

$
640

Non-investment grade

—

126

116

242

Total interests purchased in the secondary market (fair value)

$
—

$
764

$
118

$
882

Derivative assets (fair value)

$
—

$
869

$
572

$
1,441

Derivative liabilities (fair value)

$
—

$
541

$
30

$
571

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net gains on sales of assets in securitization transactions at the time of the sale were not material in 2011 and 2010. Net gains at the time of securitization were $104 million in 2009.

During 2011, 2010 and
2009, the Company received proceeds from new securitization transactions of $22.6 billion, $25.6 billion and $8.6 billion, respectively. During 2011, 2010 and 2009, the Company received proceeds from cash flows from retained interests in securitization transactions of $6.5 billion, $7.1 billion, and $2.1 billion, respectively.

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

At December 31, 2011

At December 31, 2010

Carrying Value of

Carrying Value of

Assets

Liabilities

Assets

Liabilities

(dollars in millions)

Commercial mortgage loans

$
121

$
121

$
128

$
124

Credit-linked notes

383

339

784

781

Equity-linked transactions

1,243

1,214

1,618

1,583

Other

75

74

62

61

Mortgage Servicing Activities.

Mortgage Servicing
Rights.    The Company may retain servicing rights to certain mortgage loans that are sold. These transactions create an asset referred to as MSRs, which totaled approximately $133 million and $157 million at
December 31, 2011 and December 31, 2010, respectively, and are included within Intangible assets and carried at fair value in the consolidated statements of financial condition.

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

The Company provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets and are recorded at cost. Advances at December 31, 2011 and December 31, 2010 totaled approximately $1.3 billion and $1.5 billion, respectively, net of allowance of $14 million and $10 million at December 31, 2011 and December 31, 2010, respectively.

The following tables present information about the
Company’s mortgage servicing activities for SPEs to which the Company transferred loans at December 31, 2011 and December 31, 2010:

At December 31, 2011

Residential Mortgage Unconsolidated SPEs

Residential Mortgage Consolidated SPEs

Commercial Mortgage Unconsolidated SPEs

Commercial Mortgage Consolidated SPEs

(dollars in millions)

Assets serviced (unpaid principal balance)

$
9,821

$
2,180

$
5,750

$
1,596

Amounts past due 90 days or greater

(unpaid principal balance)(1)

$
3,087

$
354

$
—

$
—

Percentage of amounts past due 90 days or greater(1)

31.4
%

16.2
%

—

—

Credit losses

$
631

$
81

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

The Company also serviced residential and
commercial mortgage loans for SPEs sponsored by unrelated parties with unpaid principal balances totaling $11 billion and $13 billion at December 31, 2011 and December 31, 2010, respectively.

The agreement to sell Saxon includes MSRs which totaled approximately $119 million at December 31, 2011. After the completion of this sale, the Company will retain the servicing rights for residential mortgage loans for SPEs with an unpaid principal balance of approximately $872 million (see Notes 1 and 25).

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s loans held for investment at December 31, 2011 and December 31, 2010 included the following:

At December
31, 2011

At December
31, 2010

(dollars in millions)

Commercial and industrial

$
5,083

$
4,054

Consumer loans

5,170

3,974

Residential real estate loans

4,674

1,915

Wholesale real estate loans

328

468

Total loans held for investment(1)

$
15,255

$
10,411

(1)
Amounts are net of allowances of $17 million and $82 million at December 31, 2011 and December 31, 2010, respectively.

The above table does not include loans held for sale of $114 million and
$165 million at December 31, 2011 and December 31, 2010.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are past due more than 90 days and have a loan-to-value ratio greater than 60%, except for home equity loans where the Company does not hold a senior mortgage, which are considered substandard when past due 90 days or more regardless of loan-to-value ratio.

•

Doubtful. Inherent weakness in the exposure makes the collection or repayment in full, based on existing facts, conditions and circumstances, highly improbable, but the amount of loss is uncertain. The obligor may demonstrate inadequate liquidity, insufficient capital or lack of necessary resources to continue as a going concern or may be in default.

•

Loss. Extensions of credit classified as loss are considered uncollectible and are charged off.

At December 31, 2011, the Company collectively evaluated for impairment gross commercial and industrial loans, consumer loans, residential real estate loans and wholesale real estate loans of $4,934 million, $5,072 million, $4,675 million and $278 million, respectively. The Company individually evaluated for impairment gross commercial and industrial loans, consumer and wholesale real estate loans of $163 million, $100 million and $50 million, respectively. Commercial and industrial loans of approximately $33 million and wholesale real estate loans of approximately $50 million were impaired at December 31, 2011. Approximately 99% of the Company’s loan portfolio was current at December 31, 2011.

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

The Company assigned an internal grade of “doubtful” to certain commercial asset-backed and wholesale real estate loans totaling $87 million and $500 million at December 31, 2011 and
December 31, 2010, respectively. Doubtful loans can be classified as current if the borrower is making payments in accordance with the loan agreement. The Company assigned an internal grade of “pass” to the majority of the remaining loans.

Employee Loans.

Employee loans are granted primarily in conjunction with a program established in the Global Wealth Management Group business segment to retain and recruit certain employees. These loans are recorded in Receivables—Fees, interest and other in the consolidated statements of financial condition. These loans are full recourse, require periodic payments and have repayment terms ranging from four to 12 years. The Company establishes a reserve for loan amounts it does not consider recoverable from terminated employees, which is recorded in Compensation and benefits expense. At December 31, 2011, the Company had $5,590 million of employee loans, net of an allowance of approximately $119 million. At December 31, 2010, the Company had $5,831 million of employee loans, net of an allowance of approximately $111 million.

Collateralized Transactions.

In certain instances, the Company enters into reverse
repurchase agreements and securities borrowed transactions to acquire securities to cover short positions, to settle other securities obligations and to accommodate customers’ needs. The Company also engages in securities financing transactions for customers through margin lending (see Note 6).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company completed its annual goodwill impairment testing at July 1, 2011 and July 1, 2010. The Company’s testing did not indicate any goodwill impairment. Due to the volatility in the equity markets, the economic outlook and the Company’s common shares trading below book value during the quarters in 2011, the Company performed additional impairment testing, which did not result in any goodwill impairment. Adverse market or economic events could result in impairment charges in future periods.

Goodwill.

Changes in the carrying amount of the Company’s goodwill, net of accumulated impairment losses for 2011 and 2010, were as follows:

Institutional Securities

Global Wealth Management Group

Asset Management

Total

(dollars in millions)

Goodwill at December 31, 2009(1)

$
373

$
5,618

$
1,171

$
7,162

Foreign currency translation adjustments and other

10

(2
)

—

8

Goodwill disposed of during the period(2)

—

—

(404
)

(404
)

Impairment losses(3)

—

—

(27
)

(27
)

Goodwill at December 31, 2010(4)

$
383

$
5,616

$
740

$
6,739

Foreign currency translation adjustments and other

(53
)

—

—

(53
)

Goodwill at December 31, 2011(4)

$
330

$
5,616

$
740

$
6,686

(1)
The Asset Management business segment amount at December 31, 2009 included approximately $404 million related to Retail Asset Management.

(2)
The Asset Management activity represents goodwill disposed of in connection with the sale of Retail Asset Management (see Notes 1 and 25)

(3)
The Asset Management activity represents impairment losses related to FrontPoint (see Note 24 for further information on FrontPoint).

(4)
The amount of the Company’s goodwill before accumulated impairments of $700 million, which included $673 million related to the Institutional Securities business segment and $27 million related to the Asset Management business segment, was $7,386 million and $7,439 million at December 31, 2011 and December 31, 2010, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Intangible Assets.

Changes in the carrying amount of the Company’s intangible assets for 2011 and 2010 were as follows:

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
184

$
4,637

Foreign currency translation adjustments and other

6

1

—

7

Amortization expense

(23
)

(324
)

(9
)

(356
)

Impairment losses(1)

(4
)

(4
)

(166
)

(174
)

Intangible assets acquired during the year(2)

122

—

—

122

Intangible assets disposed of during the period

—

(2
)

(4
)

(6
)

Amortizable net intangible assets at December 31, 2010

$
262

3,963

5

4,230

Mortgage servicing rights (see Note 7)

151

6

—

157

Indefinite-lived intangible assets (see Note 3)

—

280

—

280

Net intangible assets at December 31, 2010

$
413

$
4,249

$
5

$
4,667

Amortizable net intangible assets at December 31, 2010

$
262

$
3,963

$
5

$
4,230

Foreign currency translation adjustments and other

(10
)

—

—

(10
)

Amortization expense

(23
)

(322
)

—

(345
)

Impairment losses(1)

(4
)

—

(3
)

(7
)

Intangible assets acquired during the period

5

—

—

5

Intangible assets disposed of during the period

(1
)

—

—

(1
)

Amortizable net intangible assets at December 31, 2011

229

3,641

2

3,872

Mortgage servicing rights (see Note 7)

122

11

—

133

Indefinite-lived intangible assets (see Note 3)

—

280

—

280

Net intangible assets at December 31, 2011

$
351

$
3,932

$
2

$
4,285

(1)
Impairment losses are recorded within Other expenses and Other revenues in the consolidated statements of income. The Asset Management business segment activity represents losses primarily related to investment management contracts that were determined using discounted cash flow models (see Note 19).

(2)
The Institutional Securities business segment activity primarily represents certain reinsurance licenses and a management contract.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortizable intangible assets were as follows:

At December 31, 2011

At December 31, 2010

Gross Carrying Amount

Accumulated Amortization

Gross Carrying Amount

Accumulated Amortization

(dollars in millions)

Amortizable intangible assets:

Trademarks

$
59

$
13

$
63

$
13

Customer relationships

4,063

673

4,059

415

Management contracts

313

80

347

75

Research

176

91

176

56

Other

171

53

190

46

Total amortizable intangible assets

$
4,782

$
910

$
4,835

$
605

Amortization expense associated with
intangible assets is estimated to be approximately $319 million per year over the next five years.

10.    Deposits.

Deposits were as follows:

At December 31, 2011(1)

At December 31, 2010(1)

(dollars in millions)

Savings and demand deposits(2)

$
63,029

$
59,856

Time deposits(3)

2,633

3,956

Total

$
65,662

$
63,812

(1)
Total deposits subject to Federal Deposit Insurance Corporation (the “FDIC”) at December 31, 2011 and December 31, 2010 were $52 billion and $48 billion, respectively.

(2)
Amounts include non-interest bearing deposits of $1,270 million and $30 million at December 31, 2011 and December 31, 2010, respectively.

(3)
Certain time deposit accounts are carried at fair value under the fair value option (see Note 4).

The weighted average interest rates of interest bearing deposits outstanding during 2011, 2010 and 2009 were 0.4%, 0.5% and
1.3%, respectively.

At December 31, 2011, interest-bearing
deposits maturing over the next five years were as follows (dollars in millions):

Year

2012(1)

$
62,865

2013

1,332

2014

195

2015

—

2016

—

(1)
Amount includes approximately $62 billion of savings deposits, which have no stated maturity and approximately $1 billion of time deposits.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2011 and December 31, 2010, the Company had $522 million and $805 million, respectively, of time deposits in denominations of $100,000 or more.

11.    Borrowings and Other Secured Financings.

Commercial Paper and Other Short-Term Borrowings.

The table below summarizes certain information regarding commercial paper and other short-term borrowings:

December 31, 2011

December 31, 2010

(dollars in millions)

Commercial Paper(1):

Balance at period-end

$
978

$
945

Average balance(2)

$
899

$
866

Weighted average interest rate on period-end balance

2.7
%

2.5
%

Other Short-Term Borrowings(3)(4):

Balance at period-end

$
1,865

$
2,311

Average balance(2)

$
2,276

$
2,697

(1)
At December 31, 2011, the majority of the commercial paper balance was issued as part of client transactions and is not used for the Company’s general funding purposes.

(2)
Average balances are calculated based upon weekly balances.

(3)
These borrowings included bank loans, bank notes and structured notes with original maturities of 12 months or less.

(4)
Certain structured short-term borrowings are carried at fair value under the fair value option. See Note 4 for additional information.

Long-Term Borrowings.

Maturities and Terms.    Long-term
borrowings consisted of the following (dollars in millions):

Parent Company

Subsidiaries

At December
31, 2011(3)(4)(5)

At December 31, 2010(3)

Fixed Rate

Variable Rate(1)(2)

Fixed Rate

Variable Rate(1)(2)

Due in 2011

$
—

$
—

$
—

$
—

$
—

$
26,911

Due in 2012

13,556

20,255

30

1,241

35,082

37,865

Due in 2013

6,105

18,359

16

538

25,018

25,478

Due in 2014

12,158

8,335

16

975

21,484

17,703

Due in 2015

13,309

4,605

16

3,958

21,888

21,026

Due in 2016

9,696

7,861

80

1,390

19,027

9,096

Thereafter

43,324

17,198

299

914

61,735

54,378

Total

$
98,148

$
76,613

$
457

$
9,016

$
184,234

$
192,457

Weighted average coupon at period-end(6)

5.1
%

1.6
%

6.5
%

4.5
%

4.0
%

3.8
%

(1)
Floating rate borrowings bear interest based on a variety of money market indices, including LIBOR and Federal Funds rates.

(2)
Amounts include borrowings that are equity-linked, credit-linked, commodity-linked or linked to some other index.

(3)
Amounts include long-term borrowings issued under the Temporary Liquidity Guarantee Program (“TLGP”).

(4)
Amounts include an increase of approximately $6.3 billion at December 31, 2011, to the carrying amount of certain of the Company’s long-term borrowings associated with fair value hedges. The increase to the carrying value associated with fair value hedges by year due was approximately less than $0.1 billion due in 2012, $0.3 billion due in 2013, $0.5 billion due in 2014, $0.8 billion due in 2015,
$0.7 billion due in 2016 and $4.0 billion due thereafter.

(5)
Amounts include a decrease of approximately $2.5 billion at December 31, 2011 to the carrying amounts of certain of the Company’s long-term borrowings for which the fair value option was elected (see Note 4).

(6)
Weighted average coupon was calculated utilizing U.S. and non-U.S. dollar interest rates and excludes financial instruments for which the fair value option was elected.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s long-term borrowings included the following components:

At December 31,

2011

2010

(dollars in millions)

Senior debt

$
175,471

$
183,514

Subordinated debt

3,910

4,126

Junior subordinated debentures

4,853

4,817

Total

$
184,234

$
192,457

During 2011, the Company issued notes with a
principal amount of approximately $33 billion. During 2011, approximately $39 billion of notes were repaid.

During 2010, the Company issued notes with a principal amount of approximately $33 billion. During 2010, approximately $34 billion of notes were repaid, which includes $5,579 million of junior subordinated debentures related to CIC that were redeemed in August 2010 (see Note 15).

Senior debt securities often are denominated in various non-U.S. dollar currencies and may be structured to provide a return that is equity-linked, credit-linked, commodity-linked or linked to some other index (e.g., the consumer price index). Senior debt also may be structured to be callable by the Company or extendible at the option of holders of the senior debt securities. Debt containing provisions that effectively allow the holders to put or extend the notes aggregated $1,179 million at December 31, 2011 and $947 million at December 31, 2010. In addition, separate agreements are entered into by the Company’s subsidiaries that effectively allow the holders to put the notes aggregated $2,234 million at December 31, 2011 and $438 million at December 31, 2010. Subordinated debt and junior subordinated debentures generally are issued to meet the capital requirements of the Company or its regulated subsidiaries and primarily are U.S. dollar denominated.

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

Subordinated Debt and Junior Subordinated
Debentures.    Included in the Company’s long-term borrowings are subordinated notes of $3,910 million having a contractual weighted average coupon of 4.77% at December 31, 2011 and $4,126 million having a weighted average coupon of 4.79% at December 31, 2010. Junior subordinated debentures outstanding by the Company were $4,853 million at December 31, 2011 and $4,817 million at December 31, 2010 having a contractual weighted average coupon of 6.37% at December 31, 2011 and 6.37% at December 31, 2010. Maturities of the subordinated and junior subordinated notes range from 2014 to 2067. Maturities of certain junior subordinated debentures can be extended to 2052 at the
Company’s option.

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

2011

2010

2009

Weighted average coupon of long-term borrowings at period-end(1)

4.0
%

3.6
%

3.7
%

Effective average borrowing rate for long-term borrowings after swaps at period-end(1)

1.9
%

2.4
%

2.3
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

FDIC’s Temporary Liquidity Guarantee Program.

At December 31, 2011 and December 31, 2010, the Company had long-term debt outstanding of $12.1 billion and $21.3 billion, respectively, under the TLGP. The issuance of debt under the TLPG expired on December 31, 2010, but the existing long-term debt outstanding is guaranteed until June 30, 2012. These borrowings are senior unsecured debt obligations of the Company and guaranteed by the FDIC under the TLGP. The FDIC has concluded that the guarantee is backed by the full faith and credit of the U.S. government.

Other Secured Financings.

Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Company is deemed to be the primary beneficiary, pledged commodities, certain equity-linked notes and other secured borrowings. See Note 7 for further information on other secured financings related to variable interest entities and securitization activities.

The Company’s other secured financings consisted of the following:

At December 31, 2011

At December 31, 2010

(dollars in millions)

Secured financings with original maturities greater than one year

$
18,696

$
7,398

Secured financings with original maturities one year or less(1)

275

506

Failed sales(2)

1,748

2,549

Total(3)

$
20,719

$
10,453

(1)
At December 31, 2011, amount included approximately $275 million of variable rate financings.

(2)
For more information on failed sales, see Note 7.

(3)
Amounts include $14,594 million at fair value at December 31, 2011 and $8,490 million at fair value at December 31, 2010.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities and Terms:    Secured financings with original maturities
greater than one year consisted of the following:

Fixed Rate

Variable Rate(1)(2)

At December 31, 2011

At December 31, 2010

(dollars in millions)

Due in 2011

$
—

$
—

$
—

$
3,207

Due in 2012

1,106

6,755

7,861

100

Due in 2013

2,000

2,849

4,849

534

Due in 2014

—

1,765

1,765

14

Due in 2015

29

1,065

1,094

577

Due in 2016

—

384

384

24

Thereafter

1,034

1,709

2,743

2,942

Total

$
4,169

$
14,527

$
18,696

$
7,398

Weighted average coupon rate at period-end(3)

2.0
%

1.4
%

1.7
%

1.7
%

(1)
Variable rate borrowings bear interest based on a variety of indices including LIBOR.

(2)
Amounts include borrowings that are equity-linked, credit-linked, commodity-linked or linked to some other index.

(3)
Weighted average coupon was calculated utilizing U.S. and non-U.S. dollar interest rates and excludes secured financings that are linked to non-interest indices.

Maturities and
Terms:    Failed sales consisted of the following:

At December 31, 2011

At December 31, 2010

(dollars in millions)

Due in 2011

$
—

$
50

Due in 2012

784

182

Due in 2013

785

1,687

Due in 2014

5

382

Due in 2015

29

23

Due in 2016

127

169

Thereafter

18

56

Total

$
1,748

$
2,549

For more information on failed sales see Note
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

At December 31, 2011

At December 31, 2010

Assets

Liabilities

Assets

Liabilities

(dollars in millions)

Exchange traded derivative products

$
4,103

$
4,969

$
6,099

$
8,553

OTC derivative products

43,961

41,484

45,193

39,249

Total

$
48,064

$
46,453

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

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at December 31, 2011 and December 31,
2010, respectively. Fair value is presented in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned at December 31, 2011(1)

Cross- Maturity and Cash
Collateral Netting(3)

Net Exposure Post-Cash
Collateral

Net Exposure Post- Collateral

Years to Maturity

Credit Rating(2)

Less than 1

1-3

3-5

Over 5

(dollars in millions)

AAA

$
621

$
1,615

$
1,586

$
10,375

$
(7,513
)

$
6,684

$
6,389

AA

5,578

7,547

5,972

21,068

(31,074
)

9,091

7,048

A

7,576

5,538

10,224

27,417

(41,608
)

9,147

7,117

BBB

4,437

4,448

3,231

17,758

(17,932
)

11,942

10,337

Non-investment grade

2,819

2,949

2,703

5,084

(6,458
)

7,097

4,158

Total

$
21,031

$
22,097

$
23,716

$
81,702

$
(104,585
)

$
43,961

$
35,049

(1)
Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared
OTC derivatives. The table does not include listed derivatives and the effect of any related hedges utilized by the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

OTC Derivative Products—Financial Instruments Owned at December 31, 2010(1)

Years to Maturity

Cross-Maturity and Cash Collateral Netting(3)

Net Exposure Post-Cash Collateral

Net Exposure Post- Collateral

Credit Rating(2)

Less than 1

1 - 3

3 - 5

Over 5

(dollars in millions)

AAA

$
802

$
2,005

$
1,242

$
8,823

$
(5,906
)

$
6,966

$
6,683

AA

6,601

6,760

5,589

17,844

(27,801
)

8,993

7,877

A

8,655

8,710

6,507

26,492

(36,397
)

13,967

12,383

BBB

2,982

4,109

2,124

7,347

(9,034
)

7,528

6,001

Non-investment grade

2,628

3,231

1,779

4,456

(4,355
)

7,739

5,348

Total

$
21,668

$
24,815

$
17,241

$
64,962

$
(83,493
)

$
45,193

$
38,292

(1)
Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared
OTC derivatives. The table does not include listed derivatives and the effect of any related hedges utilized by the Company.

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

	Assets at December 31, 2011		Liabilities at December 31, 2011
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$8,151	$71,706	$—	$—
Foreign exchange contracts	348	12,222	57	7,111

Total derivatives designated as accounting hedges	8,499	83,928	57	7,111

Derivatives not designated as accounting hedges(1):
Interest rate contracts	904,725	21,099,876	880,027	21,005,733
Credit contracts	138,791	2,466,623	130,726	2,428,042
Foreign exchange contracts	61,995	1,582,364	64,691	1,604,493
Equity contracts	46,287	603,290	48,286	595,146
Commodity contracts	39,778	411,661	39,998	374,594
Other	598	11,662	2,275	24,905

Total derivatives not designated as accounting hedges	1,192,174	26,175,476	1,166,003	26,032,913

Total derivatives	$1,200,673	$26,259,404	$1,166,060	$26,040,024
Cash collateral netting	(77,938)	—	(44,936)	—
Counterparty netting	(1,074,671)	—	(1,074,671)	—

Total derivatives	$48,064	$26,259,404	$46,453	$26,040,024

(1)	Notional amounts include net notionals related to long and short futures contracts of $77 billion and $66 billion, respectively. The variation margin on these futures contracts (excluded from the table above) of $605 million and $37 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Assets at December 31, 2010		Liabilities at December 31, 2010
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$5,250	$68,212	$177	$7,989
Foreign exchange contracts	64	5,119	420	14,408

Total derivatives designated as accounting hedges	5,314	73,331	597	22,397

Derivatives not designated as accounting hedges(1):
Interest rate contracts	615,717	16,305,214	595,626	16,267,730
Credit contracts	110,134	2,398,676	95,626	2,239,211
Foreign exchange contracts	61,924	1,418,488	64,268	1,431,651
Equity contracts	39,846	571,767	46,160	568,399
Commodity contracts	64,152	420,534	65,728	414,535
Other	243	6,635	1,568	16,910

Total derivatives not designated as accounting hedges	892,016	21,121,314	868,976	20,938,436

Total derivatives	$897,330	$21,194,645	$869,573	$20,960,833
Cash collateral netting	(61,856)	—	(37,589)	—
Counterparty netting	(784,182)	—	(784,182)	—

Total derivatives	$51,292	$21,194,645	$47,802	$20,960,833

(1)	Notional amounts include net notionals related to long and short futures contracts of $71 billion and $76 billion, respectively. The variation margin on these futures contracts (excluded from the table above) of $387 million and $1 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the consolidated statements of financial condition.

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for 2011, 2010 and 2009, respectively.

Derivatives Designated as Fair Value Hedges.

The following table presents gains (losses) reported on derivative instruments and the related hedge item as well as the hedge ineffectiveness included in Interest expense in the consolidated statements of income from interest rate contracts:

	Gains (Losses) Recognized
Product Type	2011	2010	2009
	(dollars in millions)
Derivatives	$3,415	$1,257	$(2,696)
Borrowings	(2,549)	(604)	3,013

Total	$866	$653	$317

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives Designated as Net Investment Hedges.

	Gains (Losses) Recognized in OCI (effective portion)
Product Type	2011	2010	2009
	(dollars in millions)
Foreign exchange contracts(1)	$180	$(285)	$(278)
Debt instruments	—	—	(192)

Total	$180	$(285)	$(470)

(1)	Losses of $220 million, $147 million and $151 million were recognized in income related to amounts excluded from hedge effectiveness testing during 2011, 2010 and 2009, respectively.

The table below summarizes gains (losses) on derivative instruments not designated as accounting hedges for 2011, 2010 and 2009:

	Gains (Losses) Recognized in Income(1)(2)
Product Type	2011	2010	2009
	(dollars in millions)
Interest rate contracts	$5,538	$544	$3,515
Credit contracts	38	(533)	(2,579)
Foreign exchange contracts	(2,982)	146	469
Equity contracts	3,880	(2,772)	(9,125)
Commodity contracts	500	597	1,748
Other contracts	(51)	(160)	680

Total derivative instruments	$6,923	$(2,178)	$(5,292)

(1)	Gains (losses) on derivative contracts not designated as hedges are primarily included in Principal transactions—Trading.
(2)	Gains (losses) associated with certain derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Principal transactions—Trading.

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $53 million and $109 million at December 31, 2011 and December 31, 2010, respectively, and a notional of $3,312 million and $4,256 million at December 31, 2011 and December 31, 2010, respectively. The Company recognized losses of $21 million related to changes in the fair value of its bifurcated embedded derivatives for 2011. The Company recognized gains of $76 million and losses of $70 million related to changes in the fair value of its bifurcated embedded derivatives for 2010 and 2009, respectively.

At December 31, 2011 and December 31, 2010, the amount of payables associated with cash collateral received that was netted against derivative assets was $77.9 billion and $61.9 billion, respectively, and the amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $44.9 billion and $37.6 billion, respectively. Cash collateral receivables and payables of $268 million and $9 million, respectively, at December 31, 2011 and $435 million and $37 million, respectively, at December 31, 2010, were not offset against certain contracts that did not meet the definition of a derivative.

Credit-Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit ratings downgrade. At December 31, 2011 and December 31, 2010, the aggregate fair value of derivative contracts that contain credit-risk-related contingent features that are in a net liability position totaled $40,505 million and $32,567 million, respectively, for which the Company has posted collateral of $33,918 million and $26,904 million, respectively, in the normal course of business. The long-term credit ratings on the Company by Moody’s and Standard & Poor’s Ratings Services (“S&P”) are currently at different levels (commonly referred to as “split ratings”). The following are the amounts of additional collateral or termination payments that could be called by counterparties under the terms of such agreements in the event of a downgrade of the Company’s long-term credit rating under various scenarios at December 31, 2011: $230 million (A3 Moody’s/A- S&P) and $2,962 million (Baa1 Moody’s/ BBB+ S&P); at December 31, 2010: $873 million (A3 Moody’s/A- S&P) and $2,410 million (Baa1 Moody’s/ BBB+ S&P). Of these amounts, $2,500 million and $1,766 million at December 31, 2011 and December 31, 2010, respectively, related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

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

The tables below summarize the notional and fair value of protection sold and protection purchased through credit default swaps at December 31, 2011 and December 31, 2010:

	At December 31, 2011
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$1,325,045	$47,045	$1,315,333	$(45,345)
Index and basket credit default swaps	787,228	29,475	601,452	(24,373)
Tranched index and basket credit default swaps	320,131	17,109	545,476	(31,976)

Total	$2,432,404	$93,629	$2,462,261	$(101,694)

	At December 31, 2010
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$1,329,150	$10,681	$1,316,610	$(18,481)
Index and basket credit default swaps	683,593	10,380	500,781	(6,764)
Tranched index and basket credit default swaps	281,508	4,171	526,245	(14,496)

Total	$2,294,251	$25,232	$2,343,636	$(39,741)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the credit ratings and maturities of protection sold through credit default swaps and other credit contracts at December 31, 2011:

	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$1,290	$5,681	$24,087	$12,942	$44,000	$1,536
AA	12,416	22,043	23,341	10,986	68,786	1,597
A	67,344	124,445	85,543	47,640	324,972	8,683
BBB	131,588	218,262	115,320	64,347	529,517	4,789
Non-investment grade	94,105	133,867	82,163	47,635	357,770	30,440

Total	306,743	504,298	330,454	183,550	1,325,045	47,045

Index and basket credit default swaps(3):
AAA	48,115	49,997	33,584	19,110	150,806	(907)
AA	6,584	15,349	9,498	15,745	47,176	1,053
A	5,202	18,996	17,396	12,286	53,880	2,470
BBB	8,525	99,004	235,888	32,057	375,474	8,365
Non-investment grade	112,451	141,042	160,537	65,993	480,023	35,603

Total	180,877	324,388	456,903	145,191	1,107,359	46,584

Total credit default swaps sold	$487,620	$828,686	$787,357	$328,741	$2,432,404	$93,629

Other credit contracts(4)(5)	$65	$2,356	$717	$2,469	$5,607	$(1,146)

Total credit derivatives and other credit contracts	$487,685	$831,042	$788,074	$331,210	$2,438,011	$92,483

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the terms of the contracts.
(3)	Credit ratings are calculated internally.
(4)	Other credit contracts include CLNs, CDOs and credit default swaps that are considered hybrid instruments.
(5)	Fair value amount shown represents the fair value of the hybrid instruments.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Purchased Credit Protection with Identical Underlying Reference Obligations.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $1.9 trillion and $1.8 trillion at December 31, 2011 and December 31, 2010, compared with a notional amount of approximately $2.1 trillion and $2.0 trillion, at December 31, 2011 and December 31, 2010, respectively, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Commitments, Guarantees and Contingencies.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at December 31, 2011 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total at December 31, 2011
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$1,645	$6	$6	$—	$1,657
Investment activities	1,146	317	68	270	1,801
Primary lending commitments—investment grade(1)(2)	11,581	10,206	29,417	440	51,644
Primary lending commitments—non-investment grade(2)	1,027	3,937	9,014	1,673	15,651
Secondary lending commitments(3)	90	305	23	130	548
Commitments for secured lending transactions	293	295	159	—	747
Forward starting reverse repurchase agreements and securities borrowing agreements(4)	40,792	—	—	—	40,792
Commercial and residential mortgage-related commitments	790	22	152	484	1,448
Other commitments	1,013	306	5	—	1,324

Total	$58,377	$15,394	$38,844	$2,997	$115,612

(1)	This amount includes commitments to asset-backed commercial paper conduits of $275 million at December 31, 2011, of which $138 million have maturities of less than one year and $137 million of which have maturities of one to three years.
(2)	This amount includes $6.4 billion of investment grade and $1.6 billion of non-investment grade unfunded commitments accounted for as held for investment at December 31, 2011. The remainder of these lending commitments are carried at fair value.
(3)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the consolidated statements of financial condition (see Note 4).
(4)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to December 31, 2011 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and of the amount at December 31, 2011, $36.4 billion settled within three business days.

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

Forward Starting Reverse Repurchase Agreements.    The Company has entered into forward starting securities purchased under agreements to resell (agreements that have a trade date at or prior to December 31, 2011 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations.

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

Premises and Equipment.    The Company has non-cancelable operating leases covering premises and equipment (excluding commodities operating leases, shown separately). At December 31, 2011, future minimum rental commitments under such leases (net of subleases, principally on office rentals) were as follows (dollars in millions):

Year Ended	Operating Premises Leases
2012	$693
2013	649
2014	580
2015	470
2016	406
Thereafter	2,453

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total of minimum rentals to be received in the future under non-cancelable operating subleases at December 31, 2011 was $92 million.

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense, net of sublease rental income, was $781 million, $788 million, $707 million in 2011, 2010 and 2009, respectively.

In connection with its commodities business, the Company enters into operating leases for both crude oil and refined products storage and for vessel charters. At December 31, 2011, future minimum rental commitments under such leases were as follows (dollars in millions):

Year Ended	Operating Equipment Leases
2012	$210
2013	259
2014	170
2015	104
2016	54
Thereafter	162

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at December 31, 2011:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)	$487,620	$828,686	$787,357	$328,741	$2,432,404	$93,629	$—
Other credit contracts	65	2,356	717	2,469	5,607	(1,146)	—
Non-credit derivative contracts(1)	1,332,802	835,776	318,162	309,471	2,796,211	112,936	—
Standby letters of credit and other financial guarantees issued(2)(3)	1,426	788	1,055	5,554	8,823	(30)	5,749
Market value guarantees	—	53	203	561	817	13	90
Liquidity facilities	5,021	1,232	38	67	6,358	—	6,995
Whole loan sales representations and warranties	—	—	—	24,557	24,557	65	—
Securitization representations and warranties	—	—	—	83,544	83,544	24	—
General partner guarantees	259	40	17	155	471	73	—

(1)	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 12.
(2)	Approximately $2.4 billion of standby letters of credit are also reflected in the “Commitments” table in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Financial instruments owned or Financial instruments sold, not yet purchased in the consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Amounts include guarantees issued by consolidated real estate funds sponsored by the Company of approximately $291 million. These guarantees relate to obligations of the fund’s investee entities, including guarantees related to capital expenditures and principal and interest debt payments. Accrued losses under these guarantees of approximately $55 million are reflected as a reduction of the carrying value of the related fund investments, which are reflected in Financial instruments owned—Investments on the consolidated statement of financial condition.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Whole Loan Sale Guarantees.    The Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain whole loan sales. Under certain circumstances, the Company may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. The Company’s maximum potential payout related to such representations and warranties is equal to the current unpaid principal balance (“UPB”) of such loans. The Company has information on the current UPB only when it services the loans. The amount included in the above table for the maximum potential payout of $24.6 billion includes the current UPB where known ($5.7 billion) and the UPB at the time of sale ($18.9 billion) when the current UPB is not known. The UPB at the time of the sale of all loans covered by these representations and warranties was approximately $43.7 billion. The related liability primarily relates to sales of loans to the federal mortgage agencies.

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

Between 2004 and 2011, the Company sponsored approximately $148 billion of RMBS primarily containing U.S. residential loans that are outstanding at December 31, 2011. Of that amount, the Company made representations and warranties concerning approximately $47 billion of loans and agreed to be responsible for the representations and warranties made by third-party sellers, many of which are now insolvent, on approximately $21 billion of loans. At December 31, 2011, the Company had recorded $24 million in the consolidated financial statements for payments owed as a result of breach of representations and warranties made in connection with these residential mortgages. At December 31, 2011, the current UPB for all the residential assets subject to such representations and warranties was approximately $23.5 billion and the cumulative losses associated with U.S. RMBS were approximately $10.5 billion. The Company did not make, or otherwise agree to be responsible for the representations and warranties made by third party sellers on approximately $80 billion of residential loans that it securitized during that time period. The Company has not sponsored any U.S. RMBS transactions since 2007.

The Company also made representations and warranties in connection with its role as an originator of certain commercial mortgage loans that it securitized in CMBS. Between 2004 and 2011, the Company originated approximately $44 billion and $27 billion of U.S. and non-U.S. commercial mortgage loans, respectively, that were placed into CMBS sponsored by the Company that are outstanding at December 31, 2011. At December 31, 2011, the Company had not accrued any amounts in the consolidated financial statements for payments owed as a result of breach of representations and warranties made in connection with these commercial mortgages. At

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, the current UPB for all U.S. commercial mortgage loans subject to such representations and warranties is $35.2 billion. For the non-U.S. commercial mortgage loans, the amount included in the above table for the maximum potential payout includes the current UPB when known of $13.9 billion and the UPB at the time of sale when the current UPB is not known of $0.4 billion.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Contingencies.

Legal.    In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or are in financial distress. These actions have included, but are not limited to, residential mortgage and credit crisis related matters and a Foreign Corrupt Practices Act related matter in China. Over the last several years, the level of litigation and investigatory activity focused on residential mortgage and credit crisis related matters has increased materially in the financial services industry. As a result, the Company expects that it may become the subject of increased claims for damages and other relief regarding residential mortgages and related securities in the future and, while the Company has identified below any individual proceedings where the Company believes a material loss to be reasonably possible and reasonably estimable, there can be no assurance that material losses will not be incurred from claims that have not yet been notified to the Company or are not yet determined to be probable or possible and reasonably estimable losses.

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On September 25, 2009, the Company was named as a defendant in a lawsuit styled Citibank, N.A. v. Morgan Stanley & Co. International, PLC, which was pending in the United States District Court for the Southern District of New York (“SDNY”). The lawsuit relates to a credit default swap referencing the Capmark VI CDO (“Capmark”), which was structured by Citibank, N.A. (“Citi N.A.”). At issue is whether, as part of the swap agreement, Citi N.A. was obligated to obtain the Company’s prior written consent before it exercised its rights to liquidate Capmark upon the occurrence of certain contractually-defined credit events. Citi N.A. is seeking approximately $245 million in compensatory damages plus interest and costs. On October 8, 2010, the court issued an order denying Citi N.A.’s motion for judgment on the pleadings as to the Company’s counterclaim for reformation and granting Citi N.A.’s motion for judgment on the pleadings as to the Company’s counterclaim for estoppel. On May 25, 2011, the court issued an order denying the Company’s motion for summary judgment and granting Citi N.A.’s cross motion for summary judgment. On June 27, 2011, the court entered a judgment in favor of Citi N.A. for $269 million plus post-judgment interest and costs, and the Company filed a notice of appeal with the United States Court of Appeals for the Second Circuit, which appeal is now pending. Based on currently available information, the Company believes it could incur a loss of up to approximately $269 million plus post-judgment interest.

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance (the “Cheyne SIV”). The case is styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. and is pending in the SDNY. The complaint alleges, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. On September 2, 2009, the court dismissed all of the claims against the Company except for plaintiffs’ claims for common law fraud. On June 15, 2010, the court denied plaintiffs’ motion for class certification. On July 20, 2010, the court granted plaintiffs leave to replead their aiding and abetting common law fraud claims against the Company, and those claims were added in an amended complaint filed on August 5, 2010. On December 27, 2011, the court permitted plaintiffs to

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reinstate their causes of action for negligent misrepresentation and breach of fiduciary duty against the Company. The Company moved to dismiss these claims on January 10, 2012. On January 5, 2012, the court permitted plaintiffs to amend their Complaint and assert a negligence claim against the Company. The amended complaint was filed on January 9, 2012 and the Company moved to dismiss the negligence claim on January 17, 2012. On January 23, 2012, the Company moved for summary judgment with respect to the fraud and aiding and abetting fraud claims. There are 15 plaintiffs in this action asserting claims related to approximately $983 million of securities issued by the Cheyne SIV. Plaintiffs have not alleged the amount of their alleged investments and are seeking, among other things, unspecified compensatory and punitive damages. Based on currently available information, the Company believes that the defendants could incur a loss up to the amount of plaintiffs’ claimed compensatory damages, once specified, related to their alleged purchase of approximately $983 million of securities issued by the Cheyne SIV plus pre- and post-judgment interest, fees and costs.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints were filed on June 10, 2010. The complaints allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The original amount of the certificates allegedly sold to plaintiff by the Company in these cases was approximately $980 million collectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over these cases dismissed the federal securities law claims against the Company, but denied the Company’s motion to dismiss with respect to other claims. At December 31, 2011, the current unpaid balance of the mortgage pass through certificates at issue in these cases was approximately $405 million and the certificates had not yet incurred losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $405 million unpaid balance of these certificates and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and would be entitled to an offset for interest received by the plaintiff prior to a judgment.

14.    Regulatory Requirements.

Morgan Stanley.    The Company is a financial holding company under the Bank Holding Company Act of 1956 and is subject to the regulation and oversight of the Board of Governors of the Federal Reserve System (the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Federal Reserve”). The Federal Reserve establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance with such capital requirements. The Office of the Comptroller of the Currency establishes similar capital requirements and standards for the Company’s national bank subsidiaries.

The Company calculates its capital ratios and Risk Weighted Assets (“RWA”) in accordance with the capital adequacy standards for financial holding companies adopted by the Federal Reserve. These standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. In December 2007, the U.S. banking regulators published final regulation incorporating the Basel II Accord, which requires internationally active banking organizations, as well as certain of their U.S. bank subsidiaries, to implement Basel II standards over the next several years. In July 2010, the Company began reporting its capital adequacy standards on a parallel basis to its regulators under Basel I and Basel II as part of a phased implementation of Basel II.

In June 2011, the U.S. banking regulators published final regulations implementing a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring certain institutions supervised by the Federal Reserve, including the Company, be subject to capital requirements that are not less than the generally applicable risk-based capital requirements. As a result, the generally applicable capital standards, which are based on Basel I standards, but may themselves change over time, will serve as a permanent floor to minimum capital requirements calculated under the Basel II standards the Company is currently required to implement, as well as future capital standards.

In December 2009, the Basel Committee on Banking Supervision released proposals on risk-based capital, leverage and liquidity standards, known as “Basel III”. Basel III contains new capital standards that raise the quality of capital and strengthen counterparty credit risk capital requirements and introduces a leverage ratio as a supplemental measure to the risk-based ratio. Basel III includes a new capital conservation buffer, which imposes a common equity requirement above the new minimum that can be depleted under stress, subject to restrictions on capital actions, a new additional loss absorbency capital requirement for global systemically important banks (“GSIB”), such as the Company, and a new countercyclical buffer, which regulators can activate during periods of excessive credit growth in their jurisdiction. The Basel III proposals complement an earlier proposal for revisions to the market risk framework that increases capital requirements for securitizations within the Company’s trading book. In 2011, the U.S. regulators issued proposed rules that are intended to implement certain aspects of the market risk framework proposals. The U.S. regulators will require implementation of Basel III subject to an extended phase-in period.

At December 31, 2011, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 16.6% and total capital to RWAs of 17.8% (6% and 10% being well-capitalized for regulatory purposes, respectively). In addition, financial holding companies are subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the year. At December 31, 2011, the Company was in compliance with this leverage restriction, with a Tier 1 leverage ratio of 6.8% (5% being well-capitalized for regulatory purposes).

At December 31, 2011, the Company calculated its RWAs in accordance with the regulatory capital requirements of the Federal Reserve, which is consistent with guidelines described under Basel I. RWAs reflect both on and off-balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the capital measures for the Company:

	December 31, 2011		December 31, 2010
	Balance	Ratio	Balance	Ratio
	(dollars in millions)
Tier 1 common capital(1)(2)	$41,023	13.0%	$34,676	10.2%
Tier 1 capital(1)	52,352	16.6%	52,880	15.5%
Total capital(1)	56,194	17.8%	54,477	16.0%
RWAs(1)	315,293	—	340,884	—
Adjusted average assets	770,815	—	802,283	—
Tier 1 leverage	—	6.8%	—	6.6%

(1)	At December 31, 2010, the Company’s RWAs, Total capital ratio, Tier 1 common capital ratio and Tier 1 capital ratio were adjusted to $340,884 million, 16.0%, 10.2% and 15.5%, respectively, from $329,560 million, 16.5%, 10.5% and 16.1%, respectively, based on revised guidance from the Federal Reserve about the Company’s capital treatment for OTC derivative collateral.
(2)	On December 30, 2011, the final rule issued by Federal Reserve adopting amendments to Regulation Y became effective. In the final rule, the Federal Reserve formalized regulatory definitions for Tier 1 common capital and the Tier 1 common capital ratio. The Federal Reserve defined Tier 1 common capital as Tier 1 capital less non-common elements in Tier 1 capital, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities. Previously, the Company’s definition of Tier 1 common capital included all of the items noted in the Federal Reserve’s definition, but it also included an adjustment for the portion of goodwill and non-servicing intangible assets associated with MSSB’s noncontrolling interests (i.e., Citi’s share of MSSB’s goodwill and intangibles). The Company’s conformance to the Federal Reserve’s definition under the final rule reduced the Tier 1 common capital and the Tier 1 common capital ratio by approximately $4.2 billion and 132 basis points, respectively at December 31, 2011.

Tier 1 capital ratio increased year-over-year due to a decrease in RWAs. Tier 1 leverage ratio increased year-over-year due to a decrease in adjusted average assets.

The Company’s U.S. Bank Operating Subsidiaries.    The Company’s domestic bank operating subsidiaries are subject to various regulatory capital requirements as administered by U.S. federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s U.S. bank operating subsidiaries’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company’s U.S. bank operating subsidiaries must meet specific capital guidelines that involve quantitative measures of the Company’s U.S. bank operating subsidiaries’ assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

At December 31, 2011 and 2010, the Company’s U.S. bank operating subsidiaries met all capital adequacy requirements to which they are subject and exceeded all regulatory mandated and targeted minimum regulatory capital requirements to be well-capitalized. There are no conditions or events that management believes have changed the Company’s U.S. bank operating subsidiaries’ category.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below sets forth the capital information for the Company’s U.S. bank operating subsidiaries, which are U.S. depository institutions:

	December 31, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
	(dollars in millions)
Total capital (to RWAs):
Morgan Stanley Bank, N.A.	$10,222	17.8%	$9,568	18.6%
Morgan Stanley Private Bank, National Association	$1,279	31.8%	$909	37.4%
Tier I capital (to RWAs):
Morgan Stanley Bank, N.A.	$8,703	15.1%	$8,069	15.7%
Morgan Stanley Private Bank, National Association	$1,277	31.7%	$909	37.4%
Leverage ratio:
Morgan Stanley Bank, N.A.	$8,703	13.2%	$8,069	12.1%
Morgan Stanley Private Bank, National Association	$1,277	10.2%	$909	12.4%

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain a ratio of total capital to RWAs of 10%, a capital ratio of Tier 1 capital to RWAs of 6%, and a ratio of Tier 1 capital to average book assets (leverage ratio) of 5%. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. At December 31, 2011 and 2010, the Company’s U.S. depository institutions maintained capital at levels in excess of the universally mandated well-capitalized levels. These subsidiary depository institutions maintain capital at levels sufficiently in excess of the “well-capitalized” requirements to address any additional capital needs and requirements identified by the federal banking regulators.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority, Inc. and the U.S. Commodity Futures Trading Commission. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $8,249 million and $7,463 million at December 31, 2011 and 2010, respectively, which exceeded the amount required by $7,215 million and $6,355 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At December 31, 2011, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

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

Morgan Stanley Derivative Products Inc. (“MSDP”), a derivative products subsidiary rated Aa3 by Moody’s and AAA by S&P, maintains certain operating restrictions that have been reviewed by Moody’s and S&P. MSDP is operated such that creditors of the Company should not expect to have any claims on the assets of MSDP, unless and until the obligations to its own creditors are satisfied in full. Creditors of MSDP should not expect to have any claims on the assets of the Company or any of its affiliates, other than the respective assets of MSDP.

The regulatory capital requirements referred to above, and certain covenants contained in various agreements governing indebtedness of the Company, may restrict the Company’s ability to withdraw capital from its subsidiaries. At December 31, 2011 and 2010, approximately $16.2 billion and $19.5 billion, respectively, of net assets of consolidated subsidiaries may be restricted as to the payment of cash dividends and advances to the parent company.

15.    Total Equity.

Morgan Stanley Shareholders’ Equity.

Common Stock.

Changes in shares of common stock outstanding for 2011, 2010 and 2009 were as follows (share data in millions):

	2011	2010	2009
Shares outstanding at beginning of period	1,512	1,361	1,074
Public offerings and other issuances of common stock	385	116	276
Net impact of stock option exercises and other share issuances	41	46	13
Treasury stock purchases(1)	(11)	(11)	(2)

Shares outstanding at end of period	1,927	1,512	1,361

(1)	Treasury stock purchases include repurchases of common stock for employee tax withholding.

Treasury Shares.

In December 2006, the Company announced that its Board of Directors had authorized the repurchase of up to $6 billion of the Company’s outstanding common stock. The share repurchase program considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. During 2011 and 2010, the Company did not purchase any of its common stock as part of its share repurchase program. At December 31, 2011, the Company had approximately $1.6 billion remaining under its current share repurchase authorization. Share repurchases by the Company are subject to regulatory approval.

MUFG Stock Conversion.

On June 30, 2011, MUFG’s outstanding Series B Preferred Stock with a face value of $7.8 billion (carrying value $8.1 billion) and a 10% dividend was converted into 385,464,097 shares of the Company’s common stock,

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including approximately 75 million shares resulting from the adjustment to the conversion ratio pursuant to the transaction agreement. As a result of the adjustment to the conversion ratio, the Company incurred a one-time, non-cash negative adjustment of approximately $1.7 billion in its calculation of basic and diluted earnings per share during the year ended December 31, 2011. As a result of the conversion, MUFG did not receive the previously declared dividend that would otherwise have been payable on July 15, 2011 in respect of the Series B Preferred Stock.

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

As a result of the transaction with MUFG described under “Preferred Stock—Series B and Series C Preferred Stock” below, upon settlement of the Equity Units, CIC would be entitled to receive 116,062,911 shares of the Company’s common stock, subject to anti-dilution adjustments. In June 2009, to maintain its pro rata share in the Company’s share capital, CIC participated in the Company’s registered public offering of 85,890,277 shares by purchasing 45,290,576 shares of the Company’s common stock.

Redemption of CIC Equity Units and Issuance of Common Stock.

On July 1, 2010, Moody’s announced that it was lowering the equity credit assigned to such Equity Units. The terms of the Equity Units permitted the Company to redeem the junior subordinated debentures underlying the Equity Units upon a Rating Agency Event. In response to this Rating Agency Event, the Company redeemed the junior subordinated debentures in August 2010 and the redemption proceeds were subsequently used by the CIC Entity to settle its obligation under the purchase contracts. The settlement of the purchase contracts and delivery of 116,062,911 shares of Company common stock to the CIC Entity occurred in August 2010.

Earnings per Share.

Prior to October 13, 2008, the impact of the Equity Units was reflected in the Company’s earnings per diluted common share using the treasury stock method. Under the treasury stock method, the number of shares of common stock included in the calculation of earnings per diluted common share was calculated as the excess, if

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective October 13, 2008 (as a result of the adjustment to the Equity Units as described above) and prior to the quarter ended June 30, 2010, the Company included the Equity Units in the diluted EPS calculation using the more dilutive of the two-class method or the treasury stock method. The Equity Units participated in substantially all of the earnings of the Company (i.e., any earnings above $0.27 per quarter) in basic EPS (assuming a full distribution of earnings of the Company), and therefore, the Equity Units generally would not have been included as incremental shares in the diluted calculation under the treasury stock method. During 2010, no dividends above $0.27 per share were declared during any quarterly reporting period.

Beginning in the quarter ended June 30, 2010, and prior to the redemption of the junior subordinated debentures underlying the Equity Units and issuance of common stock, the Company included the Equity Units in the diluted EPS calculation using the more dilutive of the two-class method or the if-converted method. See Note 2 for further discussion of the two-class method and Note 16 for the dilutive impact for 2011, 2010 and 2009.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock.

The Company’s preferred stock outstanding consisted of the following:

	Dividend Rate (Annual)	Shares Outstanding at December 31, 2011		Carrying Value
Series			Liquidation Preference per Share	At December 31, 2011	At December 31, 2010
				(dollars in millions)
A	N/A	44,000	$25,000	$1,100	$1,100
B	—	—	—	—	8,089
C	10.0%	519,882	1,000	408	408

Total				$1,508	$9,597

N/A—Not Available.

The Company’s preferred stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 14).

Series A Preferred Stock.    In July 2006, the Company issued 44,000,000 Depositary Shares, in an aggregate of $1,100 million. Each Depositary Share represents 1/1,000th of a Share of Floating Rate Non-Cumulative Preferred Stock, Series A, $0.01 par value (“Series A Preferred Stock”). The Series A Preferred Stock is redeemable at the Company’s option, in whole or in part, on or after July 15, 2011 at a redemption price of $25,000 per share (equivalent to $25 per Depositary Share). The Series A Preferred Stock also has a preference over the Company’s common stock upon liquidation. In December 2011, the Company declared a quarterly dividend of $255.56 per share of Series A Preferred Stock that was paid on January 17, 2012 to preferred shareholders of record on December 30, 2011.

Series B and Series C Preferred Stock.    On October 13, 2008, the Company issued to MUFG 7,839,209 shares of Series B Preferred Stock and 1,160,791 shares of Series C Preferred Stock for an aggregate purchase price of $9 billion.

The Series B Preferred Stock paid a non-cumulative dividend, as and if declared by the Board of Directors of the Company, in cash, at the rate of 10% per annum of the liquidation preference of $1,000 per share, except under certain circumstances (as set forth in the securities purchase agreement for the sale of the Series B Preferred Stock and the Series C Preferred Stock to MUFG).

The Series C Preferred Stock is redeemable by the Company, in whole or in part, on or after October 15, 2011 at a redemption price of $1,100 per share. Dividends on the Series C Preferred Stock are payable, on a non-cumulative basis, as and if declared by the Board of Directors of the Company, in cash, at the rate of 10% per annum of the liquidation preference of $1,000 per share. In December 2011, the Company declared a quarterly dividend of $25.00 per share of Series C Preferred Stock that was paid on January 17, 2012 to preferred shareholders of record on December 30, 2011.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2011, the Company and MUFG completed the conversion of MUFG Series B Preferred Stock (see “MUFG Stock Conversion” herein).

Series D Preferred Stock and Warrant.    On October 26, 2008, the Company entered into a Securities Purchase Agreement—Standard Terms with the U.S. Treasury pursuant to which, among other things, the Company sold to the U.S. Treasury for an aggregate purchase price of $10 billion, 10 million shares of Series D Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.01 per share, of the Company (“Series D Preferred Stock”) and a warrant to purchase 65,245,759 shares of the Company’s common stock, par value $0.01 per share (the “Warrant”), of the Company at an exercise price of $22.99 per share.

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

Accumulated Other Comprehensive Income (Loss).    At December 31, 2011 and 2010, the components of the Company’s Accumulated other comprehensive loss are as follows (dollars in millions):

	At December 31, 2011	At December 31, 2010
Foreign currency translation adjustments, net of tax	$5	$40
Amortization expense related to terminated cash flow hedges, net of tax	(11)	(18)
Pension, postretirement and other related adjustments, net of tax	(274)	(525)
Net unrealized gain on securities available for sale, net of tax	123	36

Accumulated other comprehensive loss, net of tax	$(157)	$(467)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cumulative Foreign Currency Translation Adjustments.    Cumulative foreign currency translation adjustments include gains or losses resulting from translating foreign currency financial statements from their respective functional currencies to U.S. dollars, net of hedge gains or losses and related tax effects. The Company uses foreign currency contracts and designates certain non-U.S. dollar currency debt as hedges to manage the currency exposure relating to its net investments in non-U.S. dollar functional currency subsidiaries. Increases or decreases in the value of the Company’s net foreign investments generally are tax deferred for U.S. purposes, but the related hedge gains and losses are taxable currently. The Company attempts to protect its net book value from the effects of fluctuations in currency exchange rates on its net investments in non-U.S. dollar subsidiaries by selling the appropriate non-U.S. dollar currency in the forward market. Under some circumstances, however, the Company may elect not to hedge its net investments in certain foreign operations due to market conditions, including the availability of various currency contracts at acceptable costs. Information at December 31, 2011 and December 31, 2010 relating to the effects on cumulative foreign currency translation adjustments resulting from translation of foreign currency financial statements and from gains and losses from hedges of the Company’s net investments in non-U.S. dollar functional currency subsidiaries is summarized below:

	At December 31, 2011	At December 31, 2010
	(dollars in millions)
Net investments in non-U.S. dollar functional currency subsidiaries designated in hedges	$12,325	$10,990

Cumulative foreign currency translation adjustments resulting from net investments in subsidiaries with a non-U.S. dollar functional currency	$581	$544
Cumulative foreign currency translation adjustments resulting from realized or unrealized losses on hedges, net of tax	(576)	(504)

Total cumulative foreign currency translation adjustments, net of tax	$5	$40

Noncontrolling Interests.

Deconsolidation of Subsidiaries.

During 2009, the Company deconsolidated MSCI in connection with the Company’s disposition of its remaining ownership interest in MSCI and recognized an after-tax gain of approximately $279 million. The Company did not retain any investment in MSCI upon deconsolidation. See Notes 1 and 25 for further information on discontinued operations.

Changes in the Company’s Ownership Interest in Subsidiaries.

The following table presents the effect on the Company’s shareholders’ equity from changes in ownership of subsidiaries resulting from transactions with noncontrolling interests.

	Year Ended December 31,
	2011	2010
	(dollars in millions)
Net income applicable to Morgan Stanley	$4,110	$4,703
Transfers from the noncontrolling interests:
Increase in paid-in capital in connection with the MUFG transaction (see Note 24)	—	731

Net transfers from noncontrolling interests	—	731

Change from net income applicable to Morgan Stanley and transfers from noncontrolling interests	$4,110	$5,434

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the transaction between the Company and MUFG to form a joint venture in Japan, the Company recorded an after-tax gain of $731 million from the sale of a noncontrolling interest in its Japanese institutional securities business. This gain was recorded in Paid-in capital in the Company’s consolidated statements of financial condition at December 31, 2010 and changes in total equity for the year ended December 31, 2010. See Note 24 for further information regarding the MUFG transaction.

Distributions to Noncontrolling Interests.

The following transactions represent the significant distributions to noncontrolling interests. Distributions to noncontrolling interest related to MSMS were $416 million in 2011. Distributions to noncontrolling interest related to MSSB were $346 million and $306 million in 2011 and 2010, respectively.

16.    Earnings per Common Share.

Basic EPS is computed by dividing income available to Morgan Stanley common shareholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include common stock and vested RSUs where recipients have satisfied either the explicit vesting terms or retirement eligibility requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. The Company calculates EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities (see Note 2). The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	2011	2010	2009
Basic EPS:
Income from continuing operations	$4,696	$5,477	$1,427
Net gain (loss) from discontinued operations	(51)	225	(21)

Net income	4,645	5,702	1,406
Net income applicable to noncontrolling interests	535	999	60

Net income applicable to Morgan Stanley	4,110	4,703	1,346
Less: Preferred dividends (Series A Preferred Stock)	(44)	(45)	(45)
Less: Preferred dividends (Series B Preferred Stock)	(196)	(784)	(784)
Less: MUFG stock conversion	(1,726)	—	—
Less: Preferred dividends (Series C Preferred Stock)	(52)	(52)	(68)
Less: Partial redemption of Series C Preferred Stock	—	—	(202)
Less: Preferred dividends (Series D Preferred Stock)	—	—	(212)
Less: Amortization and acceleration of issuance discount for Series D Preferred Stock(1)	—	—	(932)
Less: Allocation of earnings to participating RSUs(2):
From continuing operations	(26)	(108)	(10)
From discontinued operations	1	(7)	—
Less: Allocation of undistributed earnings to Equity Units(1):
From continuing operations	—	(102)	—
From discontinued operations	—	(11)	—

Earnings (loss) applicable to Morgan Stanley common shareholders	$2,067	$3,594	$(907)

Weighted average common shares outstanding	1,655	1,362	1,185

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$1.28	$2.49	$(0.73)
Net gain (loss) from discontinued operations	(0.03)	0.15	(0.04)

Earnings (loss) per basic common share	$1.25	$2.64	$(0.77)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2011	2010	2009
Diluted EPS:
Earnings (loss) applicable to Morgan Stanley common shareholders	$2,067	$3,594	$(907)
Impact on income of assumed conversions:
Assumed conversion of Equity Units(1)(3)
From continuing operations	—	76	—
From discontinued operations	—	40	—

Earnings (loss) applicable to common shareholders plus assumed conversions	$2,067	$3,710	$(907)

Weighted average common shares outstanding	1,655	1,362	1,185
Effect of dilutive securities:
Stock options and RSUs(2)	20	5	—
Equity Units(1)(3)	—	44	—

Weighted average common shares outstanding and common stock equivalents	1,675	1,411	1,185

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$1.26	$2.45	$(0.73)
Net income (loss) from discontinued operations	(0.03)	0.18	(0.04)

Earnings (loss) per diluted common share	$1.23	$2.63	$(0.77)

(1)	See Note 15 for further information on Equity Units.
(2)	RSUs that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and therefore, such RSUs are not included as incremental shares in the diluted calculation.
(3)	Prior to the quarter ended June 30, 2010, the Company included the Equity Units in the diluted EPS calculation using the more dilutive of the two-class method or the treasury stock method. The Equity Units participated in substantially all of the earnings of the Company (i.e., any earnings above $0.27 per quarter) in basic EPS (assuming a full distribution of earnings of the Company), and therefore, the Equity Units generally would not have been included as incremental shares in the diluted calculation under the treasury stock method. Beginning in the quarter ended June 30, 2010, and prior to the redemption of the junior subordinated debentures underlying the Equity Units and issuance of common stock in the third quarter of 2010, the Company included the Equity Units in the diluted EPS calculation using the more dilutive of the two-class method or the if-converted method. See Note 2 on the Company’s method for calculating EPS.

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

Number of Antidilutive Securities Outstanding at End of Period:	2011	2010	2009
	(shares in millions)
RSUs and PSUs	21	38	62
Stock options	57	67	82
Equity Units(1)	—	—	116
Series B Preferred Stock	—	311	311

Total	78	416	571

(1)	See Notes 2 and 15 for additional information on the Equity Units regarding the change in methodology to the if-converted method and the redemption of the junior subordinated debentures underlying the Equity Units and issuance of common stock.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

	2011	2010	2009
	(dollars in millions)
Interest income(1):
Financial instruments owned(2)	$3,593	$3,931	$4,931
Securities available for sale	348	215	—
Loans	356	315	229
Interest bearing deposits with banks	186	155	241
Federal funds sold and securities purchased under agreements to resell and Securities borrowed	886	769	859
Other	1,895	1,926	1,217

Total Interest income	$7,264	$7,311	$7,477

Interest expense(1):
Deposits	$236	$310	$782
Commercial paper and other short-term borrowings	41	28	51
Long-term debt	4,912	4,592	4,898
Securities sold under agreements to repurchase and Securities loaned	1,925	1,591	1,374
Other	(207)	(107)	(418)

Total Interest expense	$6,907	$6,414	$6,687

Net interest	$357	$897	$790

(1)	Interest income and expense are recorded within the consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instrument’s fair value, interest is included within Principal transactions—Trading revenues or Principal transactions—Investments revenues. Otherwise, it is included within Interest income or Interest expense.
(2)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction to Interest income.

18.    Sale of Bankruptcy Claims Related to a Derivative Counterparty.

During 2009, the Company entered into multiple participation agreements with certain investors whereby the Company sold undivided participating interests representing 81% (or $1,105 million) of certain claims totaling $1,362 million, pursuant to International Swaps and Derivatives Association (“ISDA”) master agreements, against a derivative counterparty that filed for bankruptcy protection. The Company received cash proceeds of $429 million and recorded a gain on sale of $319 million in 2009.

As a result of the bankruptcy of the derivative counterparty, the Company, as contractually entitled, exercised remedies as the non-defaulting party and determined the value of the claims under the ISDA master agreements in a commercially reasonable manner. The Company filed its claims with the bankruptcy court. In connection with the sale of the undivided participating interests in a portion of the claims, the Company provided certain representations and warranties related to the allowance of the amount stated in the claims submitted to the bankruptcy court. The Company recorded a liability for the fair value of this possible disallowance of claims. The fair value was determined by assessing mid-market values of the underlying transactions, where possible, prevailing bid-offer spreads around the time of the bankruptcy filing, and applying valuation adjustments related to estimating unwind costs. During 2011, the bankruptcy court reached a decision relating to the claims allowed. As a result of this decision, the Company released the liability for possible disallowance, made payments to certain investors pursuant to its representations and warranties and recorded a net gain of $56 million.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2011, the Company entered into participation agreements with certain investors whereby the Company sold participating interests representing the remaining 19% interest of these claims. The Company recorded a gain on sale of $58 million in 2011. Because these sales were made after the court decision, the Company made no representations and warranties relating to disallowance.

The investors bear full price risk associated with the allowed claims as it relates to the liquidation proceeds from the bankruptcy estate. The Company also agreed to service the claims and, as such, recorded a liability for the fair value of the servicing obligation. The Company continues to measure this servicing obligation at fair value with changes in fair value recorded in earnings. The change in fair value of the servicing obligation recorded in earnings in 2011 was immaterial. The servicing obligation is reflected in the consolidated statements of financial condition as Financial instruments sold, not yet purchased—Derivatives and other contracts, in Note 4 as a Level 3 instrument, and in Note 12 as derivatives not designated as accounting hedges.

All gains related to these claims are reflected in the consolidated statements of income in Principal transactions—Trading revenues within the Institutional Securities business segment.

19.    Other Revenues.

Details of Other revenues were as follows:

	2011	2010	2009
	(dollars in millions)
Gain on China International Capital Corporation Ltd. (see Note 24)	$—	$668	$—
Gain on sale of Invesco shares (see Note 1)	—	102	—
FrontPoint impairment charges (see Note 24)	(30)	(126)	—
Gain (loss) on retirement of long-term debt (see Note 11)	155	(27)	491
Other(1)	84	654	216

Total	$209	$1,271	$707

(1)	Other revenues in 2011 and 2010 included pre-tax losses of approximately $783 million and $62 million, respectively, arising from the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) (see Note 24).

20.    Employee Stock-Based Compensation Plans.

The accounting guidance for stock-based compensation requires measurement of compensation cost for equity-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures (see Note 2).

The components of the Company’s stock-based compensation expense (net of cancellations) are presented below:

	2011	2010	2009
	(dollars in millions)
Deferred stock	$1,057	$1,075	$1,120
Stock options	24	1	17
Performance-based stock units	32	39	—
Employee Stock Purchase Plan(1)	—	—	4

Total(2)	$1,113	$1,115	$1,141

(1)	The Company discontinued the Employee Stock Purchase Plan effective June 1, 2009.
(2)	Amounts for 2011, 2010 and 2009 include $186 million, $222 million and $198 million, respectively, primarily related to equity awards that were granted in 2012, 2011 and 2010, respectively, to employees who are retirement-eligible under the award terms.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table above excludes stock-based compensation expense recorded in discontinued operations, which was approximately $3 million and $11 million for 2010 and 2009, respectively. See Notes 1 and 25 for additional information on discontinued operations.

The tax benefit for stock-based compensation expense related to deferred stock and stock options was $383 million, $382 million and $380 million for 2011, 2010 and 2009, respectively. The tax benefit for stock-based compensation expense included in discontinued operations in 2010 and 2009 was approximately $1 million and $3 million, respectively.

At December 31, 2011, the Company had $873 million of unrecognized compensation cost related to unvested stock-based awards (excluding 2011 year-end awards granted in January 2012 to nonretirement-eligible employees, which will begin to amortize in 2012). The unrecognized compensation cost relating to unvested stock-based awards expected to vest will primarily be recognized over the next two years.

In connection with awards under its equity-based compensation plans, the Company is authorized to issue shares of its common stock held in treasury or newly issued shares. At December 31, 2011, approximately 108 million shares were available for future grant under these plans.

The Company generally uses treasury shares to deliver shares to employees and has an ongoing repurchase authorization that includes repurchases in connection with awards granted under its equity-based compensation plans. Share repurchases by the Company are subject to regulatory approval. See Note 15 for additional information on the Company’s share repurchase program.

Deferred Stock Awards.    The Company has made deferred stock awards pursuant to several equity-based compensation plans. The plans provide for the deferral of a portion of certain key employees’ discretionary compensation with awards made in the form of restricted common stock or in the right to receive unrestricted shares of common stock in the future (“RSUs”). Awards under these plans are generally subject to vesting over time contingent upon continued employment and to restrictions on sale, transfer or assignment until the end of a specified period, generally two to three years from date of grant. All or a portion of an award may be canceled if employment is terminated before the end of the relevant restriction period. All or a portion of a vested award also may be canceled in certain limited situations, including termination for cause during the relevant restriction period. Recipients of deferred stock awards generally have voting rights and receive dividend equivalents.

The following table sets forth activity relating to the Company’s vested and unvested RSUs (share data in millions):

	2011
	Number of Shares	Weighted Average Grant Date Fair Value
RSUs at beginning of period	109	$32.10
Granted	41	28.94
Conversions to common stock	(33)	39.58
Canceled	(6)	29.63

RSUs at end of period(1)	111	$28.82

(1)	At December 31, 2011, approximately 104 million RSUs with a weighted average grant date fair value of $28.89 were vested or expected to vest.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average price for RSUs granted during 2010 and 2009 was $28.95 and $26.30, respectively. At December 31, 2011, the weighted-average remaining term until delivery for the Company’s outstanding RSUs was approximately 1.4 years.

At December 31, 2011, the intrinsic value of outstanding RSUs was $1,687 million.

The total fair market value of RSUs converted to common stock during 2011, 2010 and 2009 was $935 million, $971 million and $151 million, respectively. The lower value of RSUs converting to common stock in 2009 compared with 2010 and 2011 reflects the impact of a modification in fiscal 2008 to accelerate the conversion of certain RSUs from 2009 to fiscal 2008.

The following table sets forth activity relating to the Company’s unvested RSUs (share data in millions):

	2011
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSUs at beginning of period	76	$30.29
Granted	41	28.94
Vested	(33)	33.30
Canceled	(6)	29.60

Unvested RSUs at end of period(1)	78	$28.32

(1)	Unvested RSUs represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligible requirements. At December 31, 2011, approximately 70 million unvested RSUs with a weighted average grant date fair value of $28.37 were expected to vest.

Stock Option Awards.    The Company has granted stock option awards pursuant to several equity-based compensation plans. The plans provide for the deferral of a portion of certain key employees’ discretionary compensation with awards made in the form of stock options generally having an exercise price not less than the fair value of the Company’s common stock on the date of grant. Such stock option awards generally become exercisable over a three-year period and expire seven to 10 years from the date of grant, subject to accelerated expiration upon termination of employment. Stock option awards have vesting, restriction and cancellation provisions that are generally similar to those in deferred stock awards. The weighted average fair value of the Company’s options granted during 2011 was $8.24, utilizing the following weighted average assumptions:

Grant Year	Risk-Free Interest Rate	Expected Life	Expected Stock Price Volatility	Expected Dividend Yield
2011	2.1%	5.0 years	32.7%	1.5%

No options were granted during 2010 or 2009.

The Company’s expected option life has been determined based upon historical experience. The expected stock price volatility assumption was determined using the implied volatility of exchange-traded options, in accordance with accounting guidance for share-based payments. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company’s stock options (option data in millions):

	2011
	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of period	67	$50.35
Granted	4	30.01
Canceled	(14)	54.32

Options outstanding at end of period(1)	57	48.15

Options exercisable at end of period	53	49.33

(1)	At December 31, 2011, approximately 56 million awards with a weighted average exercise price of $48.46 were vested or expected to vest.

There were no stock options exercised during 2011, 2010 or 2009. At December 31, 2011, the intrinsic value of in-the-money exercisable stock options was not material.

The following table presents information relating to the Company’s stock options outstanding at December 31, 2011 (number of options data in millions):

At December 31, 2011	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Life (Years)	Number Exercisable	Weighted Average Exercise Price	Average Remaining Life (Years)
$28.00 – $39.99	14	$34.71	2.2	10	$36.22	1.0
$40.00 – $49.99	30	47.21	1.3	30	47.21	1.3
$50.00 – $59.99	1	52.09	4.0	1	52.09	4.0
$60.00 – $76.99	12	66.75	4.9	12	66.75	4.9

Total	57			53

Performance-Based Stock Unit Awards.    The Company granted two million PSUs to senior executives in both 2011 and 2010. These PSUs will vest and convert to shares of common stock at the end of performance period only if the Company satisfies predetermined performance and market goals over the three-year performance period that began on January 1 of the grant year and ends three years later on December 31. Under the terms of the grant, the number of PSUs that will actually vest and convert to shares will be based on the extent to which the Company achieves the specified performance goals during the performance period. Performance-based stock unit awards have vesting, restriction and cancellation provisions that are generally similar to those in deferred stock awards.

One-half of the award will be earned based on the Company’s return on average common shareholders’ equity, excluding the impact of revenues related to the Company’s credit spreads and other credit factors for certain of the Company’s long-term and short-term borrowings, primarily structured notes, that are accounted for at fair value (“Average ROE”). A multiplier of zero will be applied in the event of a three-year Average ROE of less than 7.5%, and a maximum multiplier of 2 will be applied in the event of a three-year Average ROE of 18% or greater. The fair value per share of this portion of the award for 2011 and 2010 was $29.89 and $29.32, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

One-half of the award will be earned based on the Company’s total shareholder return, relative to the members of a comparison peer group. A maximum multiplier of 2 can be applied for achieving the highest ranking within the comparison group, with multipliers diminishing down to zero for lower rankings. The fair value per share of this portion of the award for 2011 and 2010 was $43.14 and $41.52, respectively, estimated on the date of grant using a Monte Carlo simulation and the following assumptions.

Grant Year	Risk-Free Interest Rate	Expected Stock Price Volatility	Expected Dividend Yield
2011	1.0%	89.0%	1.5%
2010	1.5%	89.9%	0.7%

Because the payout depends on the Company’s total shareholder return relative to a comparison group, the valuation also depended on the performance of the stocks in the comparison group as well as estimates of the correlations among their performance. The expected stock price volatility assumption was determined using historical volatility because correlation coefficients can only be developed through historical volatility. The expected dividend yield was based on historical dividend payments. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues.

At December 31, 2011, approximately 4 million PSUs were outstanding.

21.    Employee Benefit Plans.

The Company sponsors various pension plans for the majority of its U.S. and non-U.S. employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees. The Company also provides certain postemployment benefits to certain former employees or inactive employees prior to retirement.

Pension and Other Postretirement Plans.    Substantially all of the U.S. employees of the Company and its U.S. affiliates who were hired before July 1, 2007 are covered by the U.S. Qualified Plan, a non-contributory, defined benefit pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “U.S. Qualified Plan”). Unfunded supplementary plans (the “Supplemental Plans”) cover certain executives. In addition, certain of the Company’s non-U.S. subsidiaries also have defined benefit pension plans covering substantially all of their employees. These pension plans generally provide pension benefits that are based on each employee’s years of credited service and on compensation levels specified in the plans. The Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax laws. Liabilities for benefits payable under the Supplemental Plans are accrued by the Company and are funded when paid to the beneficiaries. The Company’s U.S. Qualified Plan was closed to new hires effective July 1, 2007. In lieu of a defined benefit pension plan, eligible employees (excluding legacy Smith Barney employees) who were first hired, rehired or transferred to a U.S. benefits eligible position on or after July 1, 2007 received a retirement contribution under the Morgan Stanley 401(k) Plan. On December 23, 2010, the Morgan Stanley 401(k) Plan was amended to cease allocating a retirement contribution with respect to plan years beginning on or after January 1, 2011.

On June 1, 2010, the U.S. Qualified Plan was amended to cease future benefit accruals after December 31, 2010. Any benefits earned by participants under the U.S. Qualified Plan at December 31, 2010 were preserved and will be payable based on the U.S. Qualified Plan’s provisions. As a result, the Company recorded a curtailment gain that reduced Compensation and benefits expense by approximately $51 million in the consolidated statements of income for 2010. Additionally, the Company remeasured the obligation and assets of the U.S. Qualified Plan at May 31, 2010 due to such cessation of accruals for benefits.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also has an unfunded postretirement benefit plan that provides medical and life insurance for eligible U.S. retirees and medical insurance for their dependents.

On October 29, 2010, the Morgan Stanley U.S. Medical Plan was amended to change eligibility requirements for a Company-provided subsidy toward the cost of retiree medical coverage after December 31, 2010. As a result, the Company recorded a curtailment gain that reduced Compensation and benefits expense by approximately $4 million in the consolidated statements of income for 2010. Additionally, the Company remeasured the obligation and assets of the postretirement plan at October 31, 2010 for this amendment.

Net Periodic Benefit Expense.

The following table presents the components of the net periodic benefit expense for 2011, 2010 and 2009:

	Pensions			Postretirement
	2011	2010	2009	2011	2010	2009
	(dollars in millions)
Service cost, benefits earned during the period	$27	$99	$116	$4	$7	$12
Interest cost on projected benefit obligation	158	152	152	8	11	12
Expected return on plan assets	(131)	(128)	(125)	—	—	—
Net amortization of prior service costs	—	(4)	(9)	(14)	(3)	(1)
Net amortization of actuarial loss	17	24	41	2	1	3
Curtailment gain	—	(50)	—	—	(4)	—
Settlement loss	1	3	—	—	—	—

Net periodic benefit expense	$72	$96	$175	$—	$12	$26

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) on a pre-tax basis in 2011, 2010 and 2009 were as follows:

	Pension			Postretirement
	2011	2010	2009	2011	2010	2009
	(dollars in millions)
Net loss (gain)	$(401)	$34	$509	$(5)	$2	$(25)
Prior service cost (credit)	2	—	(16)	—	(54)	—
Amortization of prior service credit	—	54	9	14	7	1
Amortization of net loss	(18)	(27)	(41)	(2)	(1)	(3)

Total recognized in other comprehensive loss (income)	$(417)	$61	$461	$7	$(46)	$(27)

The Company, for most plans, amortizes (as a component of pension and postretirement expense) unrecognized net gains and losses over the average future service of active participants to the extent that the gain (loss) exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Effective January 1, 2011, the U.S. Qualified Plan amortizes the unrecognized net gains and losses using the average life expectancy of participants.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the weighted average assumptions used to determine net periodic benefit costs for 2011, 2010 and 2009:

	Pensions			Postretirement
	2011	2010	2009	2011	2010	2009
Discount rate	5.44%	5.91%	5.75%	5.41%	6.00/5.35%	5.78%
Expected long-term rate of return on plan assets	4.78	4.78	5.21	N/A	N/A	N/A
Rate of future compensation increases	2.28	5.13	5.12	N/A	N/A	N/A

N/A—Not Applicable.

The expected long-term rate of return on plan assets represents the Company’s best estimate of the long-term return on plan assets. For the U.S. Qualified Plan, the expected long-term rate of return was estimated by computing a weighted average return of the underlying long-term expected returns on the plan’s fixed income assets based on the investment managers’ target allocations within this asset class. The expected long-term return on assets is a long-term assumption that generally is expected to remain the same from one year to the next unless there is a significant change in the target asset allocation, the fees and expenses paid by the plan or market conditions. The U.S. Qualified Plan has 100% investment in fixed income securities and related derivative securities, including interest rate swap contracts. This asset allocation is expected to help protect the plan’s funded status and limit volatility of the Company’s contributions. Total U.S. Qualified Plan portfolio performance is assessed by comparing actual investment performance with changes in the estimated present value of the U.S. Qualified Plan’s liability.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations and Funded Status.

The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets for 2011 and 2010:

	Pension	Postretirement
	(dollars in millions)
Reconciliation of benefit obligation:
Benefit obligation at December 31, 2009	$2,630	$203
Service cost	99	7
Interest cost	152	11
Actuarial loss	264	2
Plan amendments	(1)	(54)
Plan curtailments	(82)	—
Plan settlements	(11)	—
Benefits paid	(100)	(14)
Other, including foreign currency exchange rate changes	2	—

Benefit obligation at December 31, 2010	$2,953	$155
Service cost	27	4
Interest cost	158	8
Actuarial loss (gain)	490	(4)
Plan amendments	4	—
Plan settlements	(16)	—
Benefits paid	(98)	(9)
Other, including foreign currency exchange rate changes	(1)	—

Benefit obligation at December 31, 2011	$3,517	$154

Reconciliation of fair value of plan assets:
Fair value of plan assets at December 31, 2009	$2,406	$—
Actual return on plan assets	276	—
Employer contributions	72	14
Benefits paid	(100)	(14)
Plan settlements	(11)	—
Other, including foreign currency exchange rates changes	(1)	—

Fair value of plan assets at December 31, 2010	$2,642	$—
Actual return on plan assets	1,024	—
Employer contributions	57	9
Benefits paid	(98)	(9)
Plan settlements	(16)	—
Other, including foreign currency exchange rates changes	(5)	—

Fair value of plan assets at December 31, 2011	$3,604	$—

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the funded status at December 31, 2011 and December 31, 2010:

	Pension		Postretirement
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(dollars in millions)
Funded (unfunded) status	$87	$(311)	$(154)	$(155)

Amounts recognized in the consolidated statements of financial condition consist of:
Assets	$495	$54	$—	$—
Liabilities	(408)	(365)	(154)	(155)

Net amount recognized	$87	$(311)	$(154)	$(155)

Amounts recognized in accumulated other comprehensive loss consist of:
Prior service credit	$(5)	$(7)	$(38)	$(52)
Net loss	432	851	27	34

Net loss (gain) recognized	$427	$844	$(11)	$(18)

The estimated prior service credit that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over 2012 is $14 million for postretirement plans. The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over 2012 is approximately $26 million for defined benefit pension plans and $2 million for postretirement plans.

The accumulated benefit obligation for all defined benefit pension plans was $3,458 million and $2,899 million at December 31, 2011 and December 31, 2010, respectively.

The following table contains information for pension plans with projected benefit obligations in excess of the fair value of plan assets at period-end:

	December 31, 2011	December 31, 2010
	(dollars in millions)
Projected benefit obligation	$567	$498
Fair value of plan assets	159	133

The following table contains information for pension plans with accumulated benefit obligations in excess of the fair value of plan assets at period-end:

	December 31, 2011	December 31, 2010
	(dollars in millions)
Accumulated benefit obligation	$450	$400
Fair value of plan assets	85	72

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the weighted average assumptions used to determine benefit obligations at period-end:

	Pension		Postretirement
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Discount rate	4.57%	5.44%	4.56%	5.41%
Rate of future compensation increase	2.14	2.43	N/A	N/A

N/A—Not Applicable.

The discount rates used to determine the benefit obligations for the U.S. pension plans, U.S. postretirement plan and the U.K. pension plan’s liabilities were selected by the Company, in consultation with its independent actuaries, using a pension discount yield curve based on the characteristics of the plans, each determined independently. The pension discount yield curve represents spot discount yields based on duration implicit in a representative broad based Aa corporate bond universe of high-quality fixed income investments. For all other non-U.S. pension plans, the Company set the assumed discount rates based on the nature of liabilities, local economic environments and available bond indices.

The following table presents assumed health care cost trend rates used to determine the U.S. postretirement benefit obligations at period-end:

	December 31, 2011	December 31, 2010
Health care cost trend rate assumed for next year:
Medical	6.95-7.68%	6.98-7.84%
Prescription	9.08%	9.53%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2029

Assumed health care cost trend rates can have a significant effect on the amounts reported for the Company’s postretirement benefit plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point (Decrease)
	(dollars in millions)
Effect on total postretirement service and interest cost	$2	$(2)
Effect on postretirement benefit obligation	22	(17)

No impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 has been reflected in the Company’s consolidated statements of income as Medicare prescription drug coverage was deemed to have no material effect on the Company’s postretirement benefit plan.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation by investment manager of the Company’s U.S. Qualified Plan is reviewed by the Morgan Stanley Retirement Plan Investment Committee (“Investment Committee”) on a regular basis. When the exposure to a given investment manager reaches a minimum or maximum allocation level, an asset allocation review process is initiated, and the portfolio will be automatically rebalanced back closer toward the target allocation unless the Investment Committee determines otherwise.

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

Commingled trust funds are privately offered funds available to institutional clients that are regulated, supervised and subject to periodic examination by a federal or state agency. The trust must be maintained for the collective investment or reinvestment of assets contributed to it from employee benefit plans maintained by more than one employer or a controlled group of corporations. The sponsor of the commingled trust funds values the funds’ net asset value (“NAV”) based on the fair value of the underlying securities. The underlying securities of the commingled trust funds consist of mainly long-duration fixed income instruments. Commingled trust funds that are redeemable at the measurement date or in the near future are categorized in Level 2 of the fair value hierarchy, otherwise they are categorized in Level 3 of the fair value hierarchy.

Some non-U.S. based plans hold foreign funds that consist of investments in foreign corporate equity funds, foreign corporate bond funds and foreign target cash flow funds. Foreign corporate equity funds and foreign

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

corporate bond funds invest in individual securities quoted on a recognized stock exchange or traded in a regulated market and certain bond funds that aim to produce returns as close as possible to certain Financial Times Stock Exchange indexes. Foreign target cash flow funds are designed to provide a series of fixed annual cash flows over five or 10 years achieved by investing in government bonds and derivatives. Foreign funds are categorized in Level 2 of the fair value hierarchy as they are readily redeemable at their NAV.

Other investments consist of investment held by non-U.S. based plans in emerging markets, real estate, hedge funds and insurance annuity contracts. These emerging markets, real estate and hedge funds are categorized in Level 2 of the fair value hierarchy to the extent that they are readily redeemable at their NAV, otherwise they are categorized in Level 3 of the fair value hierarchy. The insurance annuity contracts are valued based on the premium reserve of the insurer for a guarantee that the insurer has given to the employee benefit fund that approximates fair value. The insurance annuity contracts are categorized in Level 3 of the fair value hierarchy.

The following table presents the fair value of the net pension plan assets at
December 31, 2011. Certain investments in U.S. agency securities, valued at approximately $245 million, were reclassified from Level 1 to Level 2 during 2011 as transactions in these securities did not occur with sufficient frequency and volume to constitute an active market.

Quoted Prices in Active Markets for Identical Assets (Level 1)

Significant Observable Inputs (Level 2)

Significant Unobservable Inputs (Level 3)

Total

(dollars in millions)

Assets:

Investments:

Cash and cash equivalents(1)

$
11

$
—

$
—

$
11

U.S. government and agency securities:

U.S. Treasury securities

1,295

—

—

1,295

U.S. agency securities

—

245

—

245

Total U.S. government and agency securities

1,295

245

—

1,540

Other sovereign government obligations

16

48

—

64

Corporate and other debt:

State and municipal securities

—

2

—

2

Corporate bonds

—

142

—

142

Collateralized debt obligations

—

88

—

88

Total corporate and other debt

—

232

—

232

Corporate equities

6

—

—

6

Derivative and other contracts(2)

—

230

—

230

Derivative-related cash collateral

—

1

—

1

Commingled trust funds(3)

—

1,339

—

1,339

Foreign funds(4)

—

273

—

273

Other investments

—

13

26

39

Total investments

1,328

2,381

26

3,735

Receivables:

Other receivables(1)

—

14

—

14

Total receivables

—

14

—

14

Total assets

$
1,328

$
2,395

$
26

$
3,749

Liabilities:

Derivative and other contracts(5)

$
—

$
130

$
—

$
130

Other liabilities(1)

—

15

—

15

Total liabilities

—

145

—

145

Net pension assets

$
1,328

$
2,250

$
26

$
3,604

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
Cash and cash equivalents, other receivables and other liabilities are valued at cost, which approximates fair value.

(2)
Derivative contracts in an asset position include investments in interest rate swaps of $230 million.

(3)
Commingled trust funds include investments in cash funds and fixed income funds of $39 million and $1,300 million, respectively.

(4)
Foreign funds include investments in equity funds, bond funds, targeted cash flow funds and diversified funds of $17 million, $124 million, $131 million and $1 million, respectively.

(5)
Derivative and other contracts in a liability position include investments in inflation swaps and interest rate swaps of $9 million and $121 million, respectively.

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

The following table presents changes in Level 3
pension assets and liabilities measured at fair value for 2011:

Beginning Balance at January 1, 2011

Actual Return on Plan Assets Related to Assets Still Held
at December 31, 2011

Actual Return on Plan Assets Related to Assets Sold during 2011

Purchases, Sales, Other Settlements and Issuances, net

Net Transfers In and/or (Out) of Level 3

Ending Balance at December 31, 2011

(dollars in millions)

Investments

Other investments

$
23

$
(1
)

$
—

$
4

$
—

$
26

Total investments

$
23

$
(1
)

$
—

$
4

$
—

$
26

The following table presents changes in Level 3 pension assets and liabilities measured at fair value for 2010:

	Beginning Balance at January 1, 2010	Actual Return on Plan Assets Related to Assets Still Held at December 31, 2010	Actual Return on Plan Assets Related to Assets Sold during 2010	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at December 31, 2010
	(dollars in millions)
Investments
Commingled trust funds	$12	$—	$—	$(12)	$—	$—
Other investments	2	—	—	21	—	23

Total investments	$14	$—	$—	$9	$—	$23

Cash Flows.

At December 31, 2011, the Company expects to contribute approximately $50 million to its pension and postretirement benefit plans in 2012 based upon the plans’ current funded status and expected asset return assumptions for 2012, as applicable.

Expected benefit payments associated with the Company’s pension and postretirement benefit plans for the next five years and in aggregate for the five years thereafter at December 31, 2011 are as follows:

	Pension	Postretirement
	(dollars in millions)
2012	$127	$7
2013	127	7
2014	129	7
2015	129	8
2016	131	8
2017-2021	726	46

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Morgan Stanley 401(k) Plan, Morgan Stanley 401(k) Savings Plan and Profit Sharing Awards.    U.S. benefits-eligible employees meeting certain eligibility requirements may participate in the Morgan Stanley 401(k) Plan or the Morgan Stanley 401(k) Savings Plan. Eligible U.S. employees receive 401(k) matching contributions that are invested in the Morgan Stanley Stock Fund.

Effective January 1, 2011, the Morgan Stanley 401(k) Plan was amended to conform with the Morgan Stanley 401(k) Savings Plan to provide a $1 for $1 Company match up to 4% of eligible pay up to the IRS limit ($245,000 in 2011). In addition, the fixed contribution was amended to apply to eligible employees in both the Morgan Stanley 401(k) Plan and Morgan Stanley 401(k) Savings Plan with eligible pay less than or equal to $100,000 who are not Financial Advisors or Senior Advisors. The fixed contribution is equal to 2% of eligible pay. Also effective January 1, 2011, an MS Transition Contribution was added for participants who received a 2010 accrual in the U.S. Qualified Plan or a 2010 retirement contribution in the 401(k) Plan and who met certain age and service requirements as of December 31, 2010. On September 30, 2009, the Company entered into an agreement with the investment manager for the SVP, a fund within the Company’s 401(k) plan, and certain other third parties (see Note 13 for further information). Under the agreement, the Company contributed $20 million to the SVP on October 15, 2009 and recorded the contribution in the Company’s 401(k) expense.

Effective July 1, 2009, the Company introduced the Morgan Stanley 401(k) Savings Plan for legacy Smith Barney U.S. employees who were contributed to MSSB and certain other groups. In 2010, legacy Smith Barney U.S. employees with eligible pay less than or equal to $100,000 received a fixed contribution under the 401(k) Savings Plan. The amount of fixed contribution was included in the Company’s 401(k) expense and equaled between 1% and 2% of eligible pay based on years of service at December 31. Additionally, certain eligible legacy Smith Barney employees were granted a transition contribution and, for their year of transfer, a one-time make-up Company match based on certain transition percentages of eligible pay and a comparison of the Company match under the Citi 401(k) Plan and Morgan Stanley 401(k) Savings Plan. The retirement contribution granted in lieu of a defined benefit pension plan and the fixed contribution, transition contribution and make-up Company match granted to legacy Smith Barney employees are included in the Company’s 401(k) expense. Effective May 1, 2011, the Saxon 401(k) Plan was merged with the Morgan Stanley 401(k) Savings Plan.

The Company also provides discretionary profit sharing to certain non-U.S. employees. The pre-tax expense associated with the 401(k) plans and profit sharing for 2011, 2010 and 2009 was $257 million, $196 million and $181 million, respectively.

Defined Contribution Pension Plans.    The Company maintains separate defined contribution pension plans that cover substantially all employees of certain non-U.S. subsidiaries. Under such plans, benefits are determined based on a fixed rate of base salary with certain vesting requirements. In 2011, 2010 and 2009, the Company’s expense related to these plans was $136 million, $117 million and $99 million, respectively.

Other Postemployment Benefits.    Postemployment benefits may include, but are not limited to, salary continuation, severance benefits, disability-related benefits, and continuation of health care and life insurance coverage provided to former employees or inactive employees after employment but before retirement. The postemployment benefit obligations were not material at December 31, 2011 and December 31, 2010.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    Income Taxes.

The provision for (benefit from) income taxes from continuing operations consisted of:

	2011	2010	2009
	(dollars in millions)
Current:
U.S. federal	$35	$212	$160
U.S. state and local	276	162	45
Non-U.S.	568	850	340

	$879	$1,224	$545

Deferred:
U.S. federal	$511	$(854)	$(399)
U.S. state and local	(49)	346	(373)
Non-U.S.	77	38	(70)

	$539	$(470)	$(842)

Provision for (benefit from) income taxes from continuing operations	$1,418	$754	$(297)

Provision for (benefit from) income taxes from discontinuing operations	$(124)	$352	$(93)

The following table reconciles the provision for (benefit from) income taxes to the U.S. federal statutory income tax rate:

	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	2.6	6.2	(18.8)
Non-U.S. earnings	0.1	(19.7)	(23.1)
Domestic tax credits	(3.8)	(3.7)	(17.1)
Tax exempt income	(0.3)	(1.8)	(5.2)
Valuation allowance	(7.3)	—	—
Other	(3.1)	(3.9)	3.0

Effective income tax rate(1)	23.2%	12.1%	(26.2)%

(1)	Results for 2011 included discrete tax benefits of $447 million from the remeasurement of a deferred tax asset and the reversal of a related valuation allowance, $137 million related to the reversal of U.S. deferred tax liabilities associated with prior-years’ undistributed earnings of certain non-U.S. subsidiaries that were determined to be indefinitely reinvested abroad, and a discrete tax cost of $100 million related to the remeasurement of Japan deferred tax assets as a result of a decrease in the local statutory income tax rates starting in 2012. Excluding the discrete tax benefits noted above, the effective tax rate from continuing operations in 2011 would have been 31.1%. For additional discussion related to the disposition of Revel, see below. Results for 2010 included discrete tax benefits of $382 million related to the reversal of U.S. deferred tax liabilities associated with prior-years’ undistributed earnings of certain non-U.S. subsidiaries that were determined to be indefinitely reinvested abroad, $345 million associated with the remeasurement of net unrecognized tax benefits and related interest based on new information regarding the status of federal and state examinations, and $277 million associated with the planned repatriation of non-U.S. earnings at a cost lower than originally estimated. Excluding the discrete tax benefits noted above, the effective tax rate from continuing operations in 2010 would have been 28.1%. Results for 2009 included a discrete tax benefit of $331 million resulting from the cost of anticipated repatriation of non-U.S. earnings at lower than previously estimated tax rates. Excluding this discrete tax benefit, the annual effective tax rate from continuing operations for 2009 would have been 3.1%.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rate from continuing operations for 2011 included a $447 million net tax benefit from the remeasurement of a deferred tax asset and the reversal of a related valuation allowance. The deferred tax asset and valuation allowance were recognized in income from discontinued operations in 2010 in connection with the recognition of a $1.2 billion loss due to writedowns and related costs following the Company’s commitment to a plan to dispose of Revel. The Company recorded the valuation allowance because the Company did not believe it was more likely than not that it would have sufficient future net capital gain to realize the benefit of the expected capital loss to be recognized upon the disposal of Revel. During the quarter ended March 31, 2011, the disposal of Revel was restructured as a tax-free like kind exchange, and the disposal was completed. The restructured transaction changed the character of the future taxable loss to ordinary. The Company reversed the valuation allowance because the Company believes it is more likely than not that it will have sufficient future ordinary taxable income to recognize the recorded deferred tax asset. In accordance with the applicable accounting literature, this reversal of a previously established valuation allowance due to a change in circumstances was recognized in income from continuing operations during the quarter ended March 31, 2011.

At December 31, 2011, the Company had approximately $6,461 million of earnings attributable to foreign subsidiaries for which no U.S. provisions have been recorded for income tax that could occur upon repatriation. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. Accordingly, at December 31, 2011 approximately $670 million of deferred tax liability was not recorded with respect to these earnings.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and December 31, 2010 were as follows:

	December 31, 2011	December 31, 2010
	(dollars in millions)
Deferred tax assets:
Tax credits and loss carryforwards	$6,254	$6,219
Employee compensation and benefit plans	2,455	2,887
Valuation and liability allowances	428	331
Valuation of inventory, investments and receivables	—	205
Deferred expenses	65	54
Other	—	316

Total deferred tax assets	9,202	10,012
Valuation allowance(1)	60	655

Deferred tax assets after valuation allowance	$9,142	$9,357

Deferred tax liabilities:
Non-U.S. operations	$1,343	$1,349
Fixed assets	97	180
Prepaid commissions	—	16
Valuation of inventory, investments and receivables	569	—
Other	222	—

Total deferred tax liabilities	$2,231	$1,545

Net deferred tax assets	$6,911	$7,812

(1)	The valuation allowance reduces the benefit of certain separate Company federal, state and foreign net operating loss carryforwards and book writedowns to the amount that will more likely than not be realized.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2011, the valuation allowance was decreased by $595 million related to the ability to utilize certain federal, state and foreign net operating losses. The decrease in valuation allowance mainly pertained to the disposition of Revel discussed above.

The Company had tax credit carryforwards for which a related deferred tax asset of $5,556 million and $5,267 million was recorded at December 31, 2011 and December 31, 2010, respectively. These carryforwards are subject to annual limitations on utilization and will begin to expire in 2016, with a significant amount scheduled to expire in 2020, if not utilized.

The Company had net operating loss carryforwards in Japan for which a related deferred tax asset of $435 million and $742 million was recorded at December 31, 2011 and December 31, 2010, respectively. These carryforwards are subject to annual limitations and will begin to expire in 2019.

The Company believes the recognized net deferred tax asset of $6,911 million (after valuation allowance) is more likely than not to be realized based on expectations as to future taxable income in the jurisdictions in which it operates.

The Company recorded net income tax provision (benefit) to Paid-in capital related to employee stock compensation transactions of $76 million, $322 million, and $(33) million in 2011, 2010, and 2009, respectively.

Cash paid for income taxes was $892 million, $1,091 million, and $1,028 million in 2011, 2010, and 2009, respectively.

The following table presents the U.S. and non-U.S. components of income from continuing operations before income tax expense (benefit) and extraordinary gain for 2011, 2010, and 2009, respectively:

	2011	2010	2009
	(dollars in millions)
U.S.	$3,255	$3,584	$(1,299)
Non-U.S.(1)	2,859	2,647	2,429

	$6,114	$6,231	$1,130

(1)	Non-U.S. income is defined as income generated from operations located outside the U.S.

The total amount of unrecognized tax benefits was approximately $4.0 billion, $3.7 billion, and $4.1 billion at December 31, 2011, December 31, 2010, and December 31, 2009, respectively. Of this total, approximately $1.8 billion, $1.7 billion, and $2.1 billion, respectively (net of federal benefit of state issues, competent authority and foreign tax credit offsets), represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company recognizes the accrual of interest related to unrecognized tax benefits in Provision for income taxes in the consolidated statements of income. The Company recognized $56 million, $(93) million, and $53 million of interest expense (benefit) (net of federal and state income tax benefits) in the consolidated statements of income for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively. Interest expense accrued at December 31, 2011, December 31, 2010, and December 31, 2009 was approximately $330 million, $274 million, and $367 million, respectively, net of federal and state income tax benefits. Penalties related to unrecognized tax benefits for the year ended December 31, 2011 were immaterial.

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits for 2011, 2010 and 2009 (dollars in millions):

Unrecognized Tax Benefits
Balance at December 31, 2008	$3,466
Increase based on tax positions related to the current period	688
Increase based on tax positions related to prior periods	33
Decreases based on tax positions related to prior periods	(74)
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	(61)

Balance at December 31, 2009	$4,052

Increase based on tax positions related to the current period	478
Increase based on tax positions related to prior periods	479
Decreases based on tax positions related to prior periods	(881)
Decreases related to settlements with taxing authorities	(356)
Decreases related to a lapse of applicable statute of limitations	(61)

Balance at December 31, 2010	$3,711

Increase based on tax positions related to the current period	412
Increase based on tax positions related to prior periods	70
Decreases based on tax positions related to prior periods	(79)
Decreases related to settlements with taxing authorities	(56)
Decreases related to a lapse of applicable statute of limitations	(13)

Balance at December 31, 2011	$4,045

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the U.K., and states in which the Company has significant business operations, such as New York. The Company is currently under examination by the IRS Appeals Office for the remaining issues covering tax years 1999 – 2005. Also, the Company is currently at various levels of field examination with respect to audits with the IRS, as well as New York State and New York City, for tax years 2006 – 2008 and 2007 – 2009, respectively. During 2011, the Company reached a conclusion with the U.K. tax authorities on substantially all issues through tax year 2007. The impact of the settlement to the financial statements was immaterial. During 2012, the Company expects to reach a conclusion with U.K. tax authorities on

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

substantially all issues through tax year 2009. Also during 2012, the Company expects to reach a conclusion with the Japanese tax authorities on substantially all issues covering tax years 2007 – 2008 and commence an audit covering tax years 2009 – 2010.

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

The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax Year
United States	1999
New York State and City	2007
Hong Kong	2005
Japan	2007
United Kingdom	2008

23.    Segment and Geographic Information.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information for the Company’s segments is presented below:

2011	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(1)	$18,293	$11,940	$1,928	$(115)	$32,046
Net interest	(1,085)	1,483	(41)	—	357

Net revenues	$17,208	$13,423	$1,887	$(115)	$32,403

Income from continuing operations before income taxes	$4,585	$1,276	$253	$—	$6,114
Provision for income taxes	880	465	73	—	1,418

Income from continuing operations	3,705	811	180	—	4,696

Discontinued operations(2):
Gain (loss) from discontinued operations	(199)	—	24	—	(175)
Benefit from income taxes	(107)	—	(17)	—	(124)

Net gain (loss) on discontinued operations	(92)	—	41	—	(51)

Net income	3,613	811	221	—	4,645
Net income applicable to noncontrolling interests	244	146	145	—	535

Net income applicable to Morgan Stanley	$3,369	$665	$76	$—	$4,110

2010	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(1)	$16,402	$11,514	$2,761	$—	$(187)	$30,490
Net interest	(233)	1,122	(76)	—	84	897

Net revenues	$16,169	$12,636	$2,685	$—	$(103)	$31,387

Income from continuing operations before income taxes	$4,372	$1,156	$718	$—	$(15)	$6,231
Provision for (benefit from) income taxes	316	336	105	—	(3)	754

Income from continuing operations	4,056	820	613	—	(12)	5,477

Discontinued operations(2):
Gain (loss) from discontinued operations	(1,210)	—	999	775	13	577
Provision for income taxes	10	—	335	—	7	352

Net gain (loss) on discontinued operations(3)	(1,220)	—	664	775	6	225

Net income	2,836	820	1,277	775	(6)	5,702
Net income applicable to noncontrolling interests	290	301	408	—	—	999

Net income (loss) applicable to Morgan Stanley	$2,546	$519	$869	$775	$(6)	$4,703

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$12,848	$8,729	$1,377	$(464)	$22,490
Net interest	(106)	661	(83)	318	790

Net revenues	$12,742	$9,390	$1,294	$(146)	$23,280

Income (loss) from continuing operations before income taxes	$1,239	$559	$(657)	$(11)	$1,130
Provision for (benefit from) income taxes	(256)	178	(216)	(3)	(297)

Income (loss) from continuing operations	1,495	381	(441)	(8)	1,427

Discontinued operations(2):
Gain (loss) from discontinued operations	246	—	(373)	13	(114)
Provision for (benefit from) income taxes	185	—	(277)	(1)	(93)

Net gain (loss) from discontinued operations(3)	61	—	(96)	14	(21)

Net income (loss)	1,556	381	(537)	6	1,406
Net income applicable to noncontrolling interests	12	98	(50)	—	60

Net income (loss) applicable to Morgan Stanley	$1,544	$283	$(487)	$6	$1,346

(1)	In the fourth quarter of 2011 and 2010, the Company recognized a pre-tax loss of approximately $108 million and a pre-tax gain of approximately $176 million, respectively, in net revenues upon application of the OIS curve within the Institutional Securities business segment (see Note 4).
(2)	See Notes 1 and 25 for discussion of discontinued operations.
(3)	Amounts for 2010 included a loss of $1.2 billion related to the disposition of Revel included within the Institutional Securities business segment, a gain of approximately $570 million related to the Company’s sale of Retail Asset Management within the Asset Management business segment and a gain of $775 million related to the legal settlement with DFS. Amounts for 2009 included net gains of $499 million related to MSCI secondary offerings within the Institutional Securities business segment.

Net Interest	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
2011
Interest income	$5,740	$1,869	$10	$(355)	$7,264
Interest expense	6,825	386	51	(355)	6,907

Net interest	$(1,085)	$1,483	$(41)	$—	$357

2010
Interest income	$5,910	$1,587	$22	$(208)	$7,311
Interest expense	6,143	465	98	(292)	6,414

Net interest	$(233)	$1,122	$(76)	$84	$897

2009
Interest income	$6,373	$1,114	$17	$(27)	$7,477
Interest expense	6,479	453	100	(345)	6,687

Net interest	$(106)	$661	$(83)	$318	$790

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total Assets(1)	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
At December 31, 2011	$641,456	$101,427	$7,015	$749,898

At December 31, 2010	$698,453	$101,058	$8,187	$807,698

(1)	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted through European and Asian locations. The net revenues and total assets disclosed in the following table reflect the regional view of the Company’s consolidated net revenues and total assets on a managed basis, based on the following methodology:

•	Institutional Securities: advisory and equity underwriting—client location, debt underwriting—revenue recording location, sales and trading—trading desk location.

•	Global Wealth Management Group: global representative coverage location.

•	Asset Management: client location, except for Merchant Banking and Real Estate Investing businesses, which are based on asset location.

Net Revenues	2011	2010	2009(1)
	(dollars in millions)
Americas	$22,331	$21,477	$18,798
Europe, Middle East, and Africa	6,761	5,590	2,486
Asia	3,311	4,320	1,996

Net revenues	$32,403	$31,387	$23,280

(1)	Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation.

Total Assets	At December 31, 2011	At December 31, 2010
	(dollars in millions)
Americas	$558,765	$582,928
Europe, Middle East, and Africa	134,190	153,656
Asia	56,943	71,114

Total	$749,898	$807,698

24.    Equity Method Investments.

The Company has investments accounted for under the equity method (see Note 1) of $4,524 million and $5,120 million at December 31, 2011 and December 31, 2010, respectively, included in Other investments in the consolidated statements of financial condition. Losses from these investments were $995 million, $37 million and $49 million in 2011, 2010 and 2009, respectively, and are included in Other revenues in the consolidated statements of income. In addition, in December 2010, the Company completed the sale of its 34.3% stake in China International Capital Corporation Limited, for a pre-tax gain of approximately $668 million, which is included in Other revenues in the consolidated statement of income (see Note 19).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following presents certain equity method investees at December 31, 2011 and 2010:

		Book Value(1)
	Percent Ownership	December 31, 2011	December 31, 2010
		(dollars in millions)
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	40%	$1,444	$1,794
Lansdowne Partners(2)	19.8%	276	284
Avenue Capital Group(2)(3)	—	237	275

(1)	Book value of these investees exceeds the Company’s share of net assets, reflecting intangible assets and equity method goodwill.
(2)	The Company’s ownership interest represents limited partnership interests. The Company is deemed to have significant influence in these limited partnerships, as the Company’s limited partnership interests were above the 3% to 5% threshold for interests that should be accounted for under the equity method.
(3)	The Company’s ownership interest represents limited partnerships interests in a number of different entities within the Avenue Capital Group.

Japanese Securities Joint Venture.

On May 1, 2010, the Company and MUFG formed a joint venture in Japan of their respective investment banking and securities businesses. MUFG and the Company have integrated their respective Japanese securities companies by forming two joint venture companies. MUFG contributed the investment banking, wholesale and retail securities businesses conducted in Japan by Mitsubishi UFJ Securities Co., Ltd. into MUMSS. The Company contributed the investment banking operations conducted in Japan by its subsidiary MSMS, formerly known as Morgan Stanley Japan Securities Co., Ltd., into MUMSS (MSMS, together with MUMSS, the “Joint Venture”). MSMS will continue its sales and trading and capital markets business conducted in Japan. Following the respective contributions to the Joint Venture and a cash payment of 23 billion yen ($247 million), from MUFG to the Company, the Company owns a 40% economic interest in the Joint Venture and MUFG owns a 60% economic interest in the Joint Venture.

The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS, while the Company holds a 51% voting interest and MUFG holds a 49% voting interest in MSMS. The Company continues to consolidate MSMS in its consolidated financial statements and, commencing on May 1, 2010, accounted for its interest in MUMSS as an equity method investment within the Institutional Securities business segment. During 2011 and 2010, the Company recorded losses of $783 million and $62 million, respectively, within Other revenues in the consolidated statements of income, arising from the Company’s 40% stake in MUMSS.

In order to enhance the risk management at MUMSS, during 2011, the Company entered into a transaction with MUMSS whereby the risk associated with the fixed income trading positions that previously caused the majority of the aforementioned MUMSS losses in 2011 was transferred to MSMS. In return for entering into the transaction, the Company received total consideration of $659 million, which represented the estimated fair value of the fixed income trading positions transferred.

To the extent that losses incurred by MUMSS result in a requirement to restore its capital, MUFG is solely responsible for providing this additional capital to a minimum level and the Company is not obligated to contribute additional capital to MUMSS. Because of losses incurred by MUMSS, MUFG contributed approximately $370 million and $259 million of capital to MUMSS on April 22, 2011 and November 24, 2011, respectively. The MUFG capital injection improved the capital base and restored the capital adequacy ratio of MUMSS in each case. As a result of the capital injections, during 2011, the Company recorded increases of approximately $251 million in the carrying amount of the equity method investment in MUMSS, reflecting the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s 40% share of the increases in the net asset value of MUMSS, and increases in the Company’s Paid-in capital of approximately $146 million (after-tax).

To the extent that MUMSS is required to increase its capital level due to factors other than losses, such as changes in regulatory requirements, both MUFG and the Company are required to contribute the necessary capital based upon their economic interest as set forth above. In this context, the Company contributed $129 million and MUFG contributed $195 million of additional proportionate capital investments on November 24, 2011 to meet an anticipated change in regulatory capital requirements of MUMSS.

At December 31, 2011, the Company performed an impairment review of its equity method investment in MUMSS in view of the deterioration in the financial performance of MUMSS and the aftermath of the earthquake in Japan on March 11, 2011. The Company recorded no other-than-temporary impairment loss in 2011. Adverse market or economic events, as well as further deterioration of economic performance, could result in impairment charges of this investment in future periods.

The following presents summarized financial data for MUMSS:

	At December 31,
	2011	2010
	(dollars in millions)
Total assets	$158,363	$217,585
Total liabilities	155,555	213,735
Noncontrolling interests	22	131

	At December 31,
	2011	2010	2009(1)
	(dollars in millions)
Net revenues	$735	$1,073	N/A
Loss from continuing operations before income taxes	(1,746)	(253)	N/A
Net loss	(1,976)	(156)	N/A
Net loss applicable to MUMSS	(1,976)	(144)	N/A

N/A—Not	Applicable.
(1)	The Company accounted for MUMSS as an equity method investment beginning May 1, 2010.

FrontPoint.

On March 1, 2011, the Company and the principals of FrontPoint completed a transaction whereby FrontPoint senior management and portfolio managers own a majority equity stake in FrontPoint and the Company retained a minority stake. FrontPoint has replaced the Company’s affiliates as the investment advisor and general partner of the FrontPoint funds. The investment in FrontPoint is recorded within the Asset Management business segment. Prior to March 1, 2011, the Company consolidated FrontPoint. In 2011, the Company recorded losses of approximately $27 million related to the writedown of the minority stake investment in FrontPoint and approximately $3 million of impairment losses related to investment management contracts associated with FrontPoint. The losses were included in Other revenues in the consolidated statements of income.

Huaxin Securities Joint Venture.

In June 2011, the Company and Huaxin Securities Co., Ltd. (“Huaxin Securities”) (also known as China Fortune Securities Co., Ltd.) jointly announced the operational commencement of their securities joint venture in China.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2011, the Company recorded initial costs of $130 million related to the formation of this new Chinese securities joint venture in Other expenses in the consolidated statement of income. The joint venture, Morgan Stanley Huaxin Securities Company Limited, is registered and principally located in Shanghai. Huaxin Securities holds a two-thirds interest in the joint venture while the Company owns a one-third interest. The establishment of the joint venture allows the Company to further build on its established onshore businesses in China. The joint venture’s business includes underwriting and sponsorship of shares in the domestic China market (including A shares and foreign investment shares), as well as underwriting, sponsorship and principal trading of bonds (including government and corporate bonds).

Other.

Lansdowne Partners is a London-based investment manager. Avenue Capital Group is a New York-based investment manager. The investments are accounted for within the Asset Management business segment.

The Company also invests in certain structured transactions and other investments not integral to the operations of the Company accounted for under the equity method of accounting amounting to $2.5 billion and $2.8 billion at December 31, 2011 and 2010, respectively.

25.    Discontinued Operations.

See Note 1 for a discussion of the Company’s discontinued operations.

The table below provides information regarding amounts included in discontinued operations:

	2011	2010	2009
	(dollars in millions)
Net revenues(1):
Revel	$—	$—	$(6)
Crescent	—	—	161
Retail Asset Management	11	1,221	628
MSCI	—	—	651
CMB	3	60	(71)
Saxon	28	197	112
Other	24	41	48

	$66	$1,519	$1,523

Pre-tax gain (loss) on discontinued operations(1):
Revel(2)	$(10)	$(1,208)	$(15)
Crescent(3)	15	2	(613)
Retail Asset Management(4)	14	994	268
MSCI(5)	—	—	537
DFS(6)	—	775	—
CMB	4	40	(87)
Saxon(7)	(194)	(34)	(151)
Other	(4)	8	(53)

	$(175)	$577	$(114)

(1)	Amounts included eliminations of intersegment activity.
(2)	Amount included a loss of approximately $1.2 billion in 2010 in connection with the disposition of Revel.
(3)	Amount included a gain on disposition of approximately $126 million in 2009.
(4)	Amount included a pre-tax gain of approximately $853 million in 2010 in connection with the sale of Retail Asset Management.
(5)	Amount included a pre-tax gain on MSCI secondary offerings of $499 million in 2009.
(6)	Amount relates to the legal settlement with DFS in 2010.
(7)	Amount included a loss of approximately $98 million in 2011 in connection with the planned disposition of Saxon.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26.    Parent Company.

Parent Company Only

Condensed Statements of Financial Condition

(dollars in millions, except share data)

	December 31, 2011	December 31, 2010
Assets:
Cash and due from banks	$11,935	$5,672
Interest bearing deposits with banks	3,385	3,718
Financial instruments owned	12,747	13,374
Securities purchased under agreement to resell with affiliate	50,356	49,631
Advances to subsidiaries:
Bank and bank holding company	18,325	18,371
Non-bank	129,751	141,659
Investment in subsidiaries, at equity:
Bank and bank holding company	19,899	6,129
Non-bank	26,201	43,607
Other assets	6,845	7,568

Total assets	$279,444	$289,729

Liabilities and Shareholders’ Equity:
Commercial paper and other short-term borrowings	$1,100	$1,353
Financial instruments sold, not yet purchased	1,861	1,614
Payables to subsidiaries	35,159	42,816
Other liabilities and accrued expenses	4,123	2,819
Long-term borrowings	175,152	183,916

	217,395	232,518

Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock	1,508	9,597
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 in 2011 and 2010;
Shares issued: 1,989,377,171 in 2011 and 1,603,913,074 in 2010;
Shares outstanding: 1,926,986,130 in 2011 and 1,512,022,095 in 2010	20	16
Paid-in capital	22,836	13,521
Retained earnings	40,341	38,603
Employee stock trust	3,166	3,465
Accumulated other comprehensive loss	(157)	(467)
Common stock held in treasury, at cost, $0.01 par value; 62,391,041 shares in 2011 and 91,890,979 shares in 2010	(2,499)	(4,059)
Common stock issued to employee trust	(3,166)	(3,465)

Total shareholders’ equity	62,049	57,211

Total liabilities and shareholders’ equity	$279,444	$289,729

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company Only

Condensed Statements of Income and Comprehensive Income

(dollars in millions)

	2011	2010	2009
Revenues:
Dividends from non-bank subsidiary	$7,153	$2,537	$6,117
Undistributed gain (loss) of subsidiaries	(3,280)	5,708	(307)
Principal transactions	4,772	628	(5,592)
Other	(241)	(307)	412

Total non-interest revenues	8,404	8,566	630

Interest income	3,251	3,305	4,432
Interest expense	5,600	5,351	6,153

Net interest	(2,349)	(2,046)	(1,721)

Net revenues	6,055	6,520	(1,091)
Non-interest expenses:
Non-interest expenses	120	230	346

Income (loss) before income tax provision (benefit)	5,935	6,290	(1,437)
Provision for (benefit from) income taxes	1,825	1,587	(2,783)

Net income	4,110	4,703	1,346
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(35)	66	116
Amortization of cash flow hedges	7	9	13
Net unrealized gain on Securities available for sale	87	36	—
Pension, postretirement and other related adjustments	251	(18)	(269)

Comprehensive income	$4,420	$4,796	$1,206

Net income	$4,110	$4,703	$1,346

Earnings (loss) applicable to Morgan Stanley common shareholders	$2,067	$3,594	$(907)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company Only

Condensed Statements of Cash Flows

(dollars in millions)

	2011	2010	2009
Cash flows from operating activities:
Net income	$4,110	$4,703	$1,346
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Compensation payable in common stock and stock options	1,300	1,260	1,265
Undistributed (gain) loss of subsidiaries	3,280	(5,708)	307
Gain on business dispositions	—	—	(606)
(Gain) loss on retirement of long-term debt	(155)	27	(491)
Change in assets and liabilities:
Financial instruments owned, net of financial instruments sold, not yet purchased	103	(11,848)	5,505
Other assets	960	929	(5,036)
Other liabilities and accrued expenses	(4,242)	15,072	(10,134)

Net cash provided by (used for) operating activities	5,356	4,435	(7,844)

Cash flows from investing activities:
Advances to and investments in subsidiaries	10,290	(9,552)	13,375
Securities purchased under agreement to resell with affiliate	(726)	(1,545)	(29,255)
Business dispositions, net of cash disposed	—	—	565

Net cash provided by (used for) investing activities	9,564	(11,097)	(15,315)

Cash flows from financing activities:
Net proceeds from (payments for) short-term borrowings	(253)	202	(5,743)
Excess tax benefits associated with stock-based awards	—	5	102
Net proceeds from:
Public offerings and other issuances of common stock	—	5,581	6,255
Issuance of long-term borrowings	28,106	26,683	30,112
Payments for:
Series D Preferred Stock and Warrant	—	—	(10,950)
Redemption of junior subordinated debentures related to China Investment Corporation Ltd.	—	(5,579)	—
Repurchases of common stock for employee tax withholding	(317)	(317)	(50)
Long-term borrowings	(35,805)	(25,349)	(23,824)
Cash dividends	(834)	(1,156)	(1,732)

Net cash provided by (used for) financing activities	(9,103)	70	(5,830)

Effect of exchange rate changes on cash and cash equivalents	113	(817)	549

Net increase (decrease) in cash and cash equivalents	5,930	(7,409)	(28,440)
Cash and cash equivalents, at beginning of period	9,390	16,799	45,239

Cash and cash equivalents, at end of period	$15,320	$9,390	$16,799

Cash and cash equivalents include:
Cash and due from banks	$11,935	$5,672	$13,262
Interest bearing deposits with banks	3,385	3,718	3,537

Cash and cash equivalents, at end of period	$15,320	$9,390	$16,799

Supplemental Disclosure of Cash Flow Information.

Cash payments for interest were $4,617 million, $4,801 million and $6,758 million for 2011, 2010 and 2009, respectively.

Cash payments for income taxes were $57 million, $556 million and $325 million for 2011, 2010 and 2009, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions with Subsidiaries.

The Parent Company has transactions with its consolidated subsidiaries determined on an agreed-upon basis and has guaranteed certain unsecured lines of credit and contractual obligations of certain of its consolidated subsidiaries. Certain reclassifications have been made to prior period amounts to conform to the current year’s presentation.

Guarantees.

In the normal course of its business, the Parent Company guarantees certain of its subsidiaries’ obligations under derivative and other financial arrangements. The Parent Company records Financial instruments owned and Financial instruments sold, not yet purchased, which include derivative contracts, at fair value on its condensed statements of financial condition.

The Parent Company also, in the normal course of its business, provides standard indemnities to counterparties on behalf of its subsidiaries for taxes, including U.S. and foreign withholding taxes, on interest and other payments made on derivatives, securities and stock lending transactions and certain annuity products. These indemnity payments could be required based on a change in the tax laws or change in interpretation of applicable tax rulings. Certain contracts contain provisions that enable the Parent Company to terminate the agreement upon the occurrence of such events. The maximum potential amount of future payments that the Parent Company could be required to make under these indemnifications cannot be estimated. The Parent Company has not recorded any contingent liability in the condensed financial statements for these indemnifications and believes that the occurrence of any events that would trigger payments under these contracts is remote.

The Parent Company has issued guarantees on behalf of its subsidiaries to various U.S. and non-U.S. exchanges and clearinghouses that trade and clear securities and/or futures contracts. Under these guarantee arrangements, the Parent Company may be required to pay the financial obligations of its subsidiaries related to business transacted on or with the exchanges and clearinghouses in the event of a subsidiary’s default on its obligations to the exchange or the clearinghouse. The Parent Company has not recorded any contingent liability in the condensed financial statements for these arrangements and believes that any potential requirements to make payments under these arrangements is remote.

The Parent Company guarantees certain debt instruments and warrants issued by subsidiaries. The debt instruments and warrants totaled $6.9 billion and $8.3 billion at December 31, 2011 and December 31, 2010, respectively. In connection with subsidiary lease obligations, the Parent Company has issued guarantees to various lessors. At December 31, 2011 and December 31, 2010, the Parent Company had $1.4 billion and $1.5 billion of guarantees outstanding, respectively, under subsidiary lease obligations, primarily in the U.K.

At December 31, 2010, the Parent Company had $125 million in guarantees related to Crescent.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

27.    Quarterly Results (unaudited).

	2011 Quarter				2010 Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(dollars in millions, except per share data)
Total non-interest revenues	$7,600	$9,308	$9,699	$5,439	$8,608	$7,776	$6,622	$7,484
Net interest	7	(66)	146	270	378	149	111	259

Net revenues	7,607	9,242	9,845	5,709	8,986	7,925	6,733	7,743

Total non-interest expenses	6,703	7,266	6,154	6,166	6,493	6,200	5,911	6,552

Income (loss) from continuing operations before income taxes	904	1,976	3,691	(457)	2,493	1,725	822	1,191
Provision for (benefit from) income taxes	(244)	542	1,416	(296)	426	250	(12)	90

Income (loss) from continuing operations	1,148	1,434	2,275	(161)	2,067	1,475	834	1,101

Discontinued operations(1):
Gain (loss) from discontinued operations	(32)	(27)	(12)	(104)	(77)	843	(168)	(22)
Provision for (benefit from) income taxes	(14)	1	(30)	(81)	(21)	334	25	13

Net gain (loss) from discontinued operations	(18)	(28)	18	(23)	(56)	509	(193)	(35)

Net income	1,130	1,406	2,293	(184)	2,011	1,984	641	1,066
Net income applicable to noncontrolling interests	162	213	94	66	235	24	510	230

Net income (loss) applicable to Morgan Stanley	$968	$1,193	$2,199	$(250)	$1,776	$1,960	$131	$836

Earnings (loss) applicable to Morgan Stanley common shareholders	$736	$(558)	$2,153	$(275)	$1,412	$1,578	$(91)	$600

Earnings (loss) per basic common share(2):
Income (loss) from continuing operations	$0.52	$(0.36)	$1.15	$(0.14)	$1.11	$0.85	$0.07	$0.44
Net gain (loss) from discontinued operations	(0.01)	(0.02)	0.01	(0.01)	(0.04)	0.35	(0.14)	(0.02)

Earnings (loss) per basic common share	$0.51	$(0.38)	$1.16	$(0.15)	$1.07	$1.20	$(0.07)	$0.42

Earnings (loss) per diluted common share(2):
Income (loss) from continuing operations	$0.51	$(0.36)	$1.14	$(0.14)	$1.02	$0.81	$0.06	$0.44
Net gain (loss) from discontinued operations	(0.01)	(0.02)	0.01	(0.01)	(0.03)	0.28	(0.13)	(0.03)

Earnings (loss) per diluted common share	$0.50	$(0.38)	$1.15	$(0.15)	$0.99	$1.09	$(0.07)	$0.41

Dividends declared to common shareholders	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05
Book value	$31.45	$30.17	$31.29	$31.42	$27.65	$29.65	$31.25	$31.49

(1)	See Notes 1 and 25 for more information on discontinued operations.
(2)	Summation of the quarters’ earnings per common share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

28.    Subsequent Events.

Common Dividend.

On January 19, 2012, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05. The dividend is payable on February 15, 2012 to common shareholders of record on January 31, 2012.

Long-Term Borrowings.

Subsequent to December 31, 2011 and through February 10, 2012, the Company’s long-term borrowings (net of issuances) decreased by approximately $6.8 billion.

Saxon.

On October 24, 2011, the Company announced that it had reached an agreement to sell Saxon, a provider of servicing and subservicing of residential mortgage loans, to Ocwen Financial Corporation. The transaction is expected to close during the first quarter of 2012.

Quilter.

On January 24, 2012, the Company announced that it had reached an agreement to sell Quilter, its retail wealth management business in the U.K. The transaction is expected to close during the first half of 2012.

FINANCIAL DATA SUPPLEMENT (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	2011
	Average Weekly Balance	Interest	Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(1):
U.S.	$122,704	$2,636	2.1%
Non-U.S.	114,445	957	0.8
Securities available for sale:
U.S.	27,712	348	1.3
Loans:
U.S.	12,294	326	2.7
Non-U.S.	420	30	7.1
Interest bearing deposits with banks:
U.S.	41,256	49	0.1
Non-U.S.	16,558	137	0.8
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	191,843	(79)	—
Non-U.S.	110,682	965	0.9
Other:
U.S.	45,336	1,341	3.0
Non-U.S.	15,454	554	3.6

Total	$698,704	$7,264	1.0%

Non-interest earning assets	140,131

Total assets	$838,835

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$64,559	$236	0.4%
Non-U.S.	91	—	—
Commercial paper and other short-term borrowings:
U.S.	874	7	0.8
Non-U.S.	2,163	34	1.6
Long-term debt:
U.S.	184,623	4,880	2.6
Non-U.S.	7,701	32	0.4
Financial instruments sold, not yet purchased(1):
U.S.	30,070	—	—
Non-U.S.	61,313	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	110,270	649	0.6
Non-U.S.	69,276	1,276	1.8
Other:
U.S.	90,193	(1,089)	(1.2)
Non-U.S.	38,139	882	2.3

Total	$659,272	$6,907	1.0

Non-interest bearing liabilities and equity	179,563

Total liabilities and equity	$838,835

Net interest income and net interest rate spread		$357	—%

(1)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	2010
	Average Weekly Balance	Interest	Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(1):
U.S.	$145,449	$3,124	2.1%
Non-U.S.	105,385	807	0.8
Securities available for sale:
U.S.	18,290	215	1.2
Loans:
U.S.	7,993	293	3.7
Non-U.S.	219	22	10.0
Interest bearing deposits with banks:
U.S.	33,807	67	0.2
Non-U.S.	20,897	88	0.4
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	193,796	236	0.1
Non-U.S.	111,982	533	0.5
Other:
U.S.	32,400	1,571	4.8
Non-U.S.	18,091	355	2.0

Total	$688,309	$7,311	1.1%

Non-interest earning assets	142,761

Total assets	$831,070

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$62,759	$310	0.5%
Non-U.S.	70	—	—
Commercial paper and other short-term borrowings:
U.S.	1,599	11	0.7
Non-U.S.	1,772	17	1.0
Long-term debt:
U.S.	186,374	4,586	2.5
Non-U.S.	5,170	6	0.1
Financial instruments sold, not yet purchased(1):
U.S.	22,947	—	—
Non-U.S.	58,741	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	116,090	725	0.6
Non-U.S.	94,498	866	0.9
Other:
U.S.	97,585	(497)	(0.5)
Non-U.S.	23,852	390	1.6

Total	$671,457	$6,414	1.0

Non-interest bearing liabilities and equity	159,613

Total liabilities and equity	$831,070

Net interest income and net interest rate spread		$897	0.1%

(1)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	2009
	Average Weekly Balance(1)	Interest	Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(2):
U.S.	$143,885	$4,024	2.8%
Non-U.S.	77,531	907	1.2
Loans:
U.S.	6,339	207	3.3
Non-U.S.	314	22	7.0
Interest bearing deposits with banks:
U.S.	44,523	149	0.3
Non-U.S.	16,300	92	0.6
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	176,904	237	0.1
Non-U.S.	85,079	622	0.7
Other:
U.S.	27,691	1,224	4.4
Non-U.S.	17,261	(7)	—

Total	$595,827	$7,477	1.2%

Non-interest earning assets	145,719

Total assets	$741,546

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$61,164	$782	1.3%
Non-U.S.	116	—	—
Commercial paper and other short-term borrowings:
U.S.	2,101	$31	1.5
Non-U.S.	1,276	20	1.6
Long-term debt:
U.S.	181,280	4,882	2.7
Non-U.S.	3,712	16	0.4
Financial instruments sold, not yet purchased(2):
U.S.	29,153	—	—
Non-U.S.	40,440	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	115,653	749	0.6
Non-U.S.	49,222	625	1.3
Other:
U.S.	84,015	(616)	(0.7)
Non-U.S.	29,437	198	0.7

Total	$597,569	$6,687	1.1

Non-interest bearing liabilities and equity	143,977

Total liabilities and equity	$741,546

Net interest income and net interest rate spread		$790	0.1%

(1)	The Company calculates its average balances based upon weekly amounts, except where weekly balances are unavailable, month-end balances are used.
(2)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

The following tables set forth an analysis of the effect on net interest income of volume and rate changes:

	2011 versus 2010
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Financial instruments owned:
U.S.	$(489)	$1	$(488)
Non-U.S.	69	81	150
Securities available for sale:
U.S.	111	22	133
Loans:
U.S.	158	(125)	33
Non-U.S.	20	(12)	8
Interest bearing deposits with banks:
U.S.	15	(33)	(18)
Non-U.S.	(18)	67	49
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	(2)	(313)	(315)
Non-U.S.	(6)	438	432
Other:
U.S.	627	(857)	(230)
Non-U.S.	(52)	251	199

Change in interest income	$433	$(480)	$(47)

Interest bearing liabilities
Deposits:
U.S.	$9	$(83)	$(74)
Commercial paper and other short-term borrowings:
U.S.	(5)	1	(4)
Non-U.S.	4	13	17
Long-term debt:
U.S.	(43)	337	294
Non-U.S.	3	23	26
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(36)	(40)	(76)
Non-U.S.	(231)	641	410
Other:
U.S.	37	(629)	(592)
Non-U.S.	233	259	492

Change in interest expense	$(29)	$522	$493

Change in net interest income	$462	$(1,002)	$(540)

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

	2010 versus 2009
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Financial instruments owned:
U.S.	$44	$(944)	$(900)
Non-U.S.	326	(426)	(100)
Securities available for sale:
U.S.	215	—	215
Loans:
U.S.	54	32	86
Non-U.S.	(7)	7	—
Interest bearing deposits with banks:
U.S.	(36)	(46)	(82)
Non-U.S.	26	(30)	(4)
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	23	(24)	(1)
Non-U.S.	197	(286)	(89)
Other:
U.S.	208	139	347
Non-U.S.	—	362	362

Change in interest income	$1,050	$(1,216)	$(166)

Interest bearing liabilities
Deposits:
U.S.	$20	$(492)	$(472)
Commercial paper and other short-term borrowings:
U.S.	(7)	(13)	(20)
Non-U.S.	8	(11)	(3)
Long-term debt:
U.S.	137	(433)	(296)
Non-U.S.	6	(16)	(10)
Securities sold under agreements to repurchase and Securities loaned:
U.S.	3	(27)	(24)
Non-U.S.	575	(334)	241
Other:
U.S.	(100)	219	119
Non-U.S.	(37)	229	192

Change in interest expense	$605	$(878)	$(273)

Change in net interest income	$445	$(338)	$107

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Deposits

	Average Deposits(1)
	2011		2010		2009
	Average Amount(1)	Average Rate	Average Amount(1)	Average Rate	Average Amount(1)	Average Rate
	(dollars in millions)
Deposits(2):
Savings deposits	$61,258	0.2%	$58,053	0.2%	$52,397	0.9%
Time deposits	3,392	3.5%	4,776	3.7%	8,883	3.7%

Total	$64,650	0.4%	$62,829	0.5%	$61,280	1.3%

(1)	The Company calculates its average balances based upon weekly amounts, except where weekly balances are unavailable, month-end balances are used.
(2)	Deposits are primarily located in U.S. offices.

Ratios

	2011	2010	2009
Net income to average assets	0.5%	0.6%	0.2%
Return on common equity(1)	3.8%	8.5%	N/M
Return on total equity(2)	6.9%	9.0%	2.8%
Dividend payout ratio(3)	16.3%	7.6%	N/M
Total average common equity to average assets	6.5%	5.1%	4.6%
Total average equity to average assets	7.1%	6.3%	6.5%

N/M—Not meaningful.

(1)	Based on net income applicable to common shareholders as a percentage of average common equity.
(2)	Based on net income as a percentage of average total equity.
(3)	Dividends declared per common share as a percentage of net income per diluted share.

Short-term Borrowings

	2011	2010	2009
	(dollars in millions)
Securities sold under repurchase agreements(1):
Period-end balance	$104,800	$147,598	$159,401
Average balance(2)(3)	142,784	178,673	142,197
Maximum balance at any month-end	164,511	216,130	210,482

Securities loaned(1):
Period-end balance	$30,462	$29,094	$26,246
Average balance(2)	36,762	31,915	22,679
Maximum balance at any month-end	50,709	33,454	26,867

Commercial paper:
Period-end balance	$978	$945	$783
Average balance(2)	899	866	924
Maximum balance at any month-end	978	1,098	5,367
Weighted average interest rate during the period	2.1%	1.7%	2.4%
Weighted average interest rate on period-end balance	2.7%	2.5%	0.8%

(1)	The Company considers its principal trading, investment banking, commissions and fees, and interest income, along with the associated interest expense, as one integrated activity for each of the Company’s separate businesses and, therefore, is unable to provide weighted average interest rates for Securities sold under repurchase agreements and Securities loaned. See Notes 1 and 17 of the consolidated financial statements for further information.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

(2)	The Company calculates its average balances based upon weekly amounts, except where weekly balances are unavailable, month-end balances are used.
(3)	In 2011, the period-end balance was lower than the annual average primarily due to a decrease in the overall balance sheet during the year. In 2010, period-end balance was lower than the annual average primarily due to the seasonal maturity of client financing activity.

Cross-border Outstandings

Cross-border outstandings are based upon the Federal Financial Institutions Examination Council’s (“FFIEC”) regulatory guidelines for reporting cross-border risk. Claims include cash, receivables, securities purchased under agreements to resell, securities borrowed and cash trading instruments, but exclude commitments. Securities purchased under agreements to resell and securities borrowed are presented based on the domicile of the counterparty, without reduction for related securities collateral held. For information regarding the Company’s country risk exposure, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Country Risk Exposure” in Part II, Item 7A herein.

The following tables set forth cross-border outstandings for each country in which cross-border outstandings exceed 1% of the Company’s consolidated assets or 20% of the Company’s total capital, whichever is less, at December 31, 2011 and December 31, 2010, respectively, in accordance with the FFIEC guidelines (dollars in millions):

	At December 31, 2011
Country	Banks	Governments	Other	Total
United Kingdom	$13,852	$2	$89,585	$103,439
Cayman Islands	766	—	31,169	31,935
France	23,561	1,096	4,196	28,853
Japan	23,542	436	2,821	26,799
Germany	18,674	3,485	1,859	24,018
Netherlands	3,508	23	8,826	12,357
Luxembourg	1,619	94	6,137	7,850
Brazil	149	3,398	2,165	5,712
Australia	2,008	557	1,414	3,979
Italy	881	1,463	539	2,883

	At December 31, 2010
Country	Banks	Governments	Other	Total
United Kingdom	$8,555	$1	$38,057	$46,613
France	32,798	2,543	3,147	38,488
Germany	21,952	6,477	2,203	30,632
Cayman Islands	15	4	27,550	27,569
Japan	12,523	1,444	5,117	19,084
Netherlands	3,818	61	8,035	11,914
Brazil	1,006	748	6,833	8,587
Luxembourg	2,924	483	4,811	8,218
Korea	63	5,881	1,429	7,373
Italy	1,660	1,730	1,229	4,619
Australia	1,571	187	1,261	3,019

For cross-border exposure that exceeds 0.75% but does not exceed 1% of the Company’s consolidated assets, Korea, Singapore, Canada and certain other countries had a total cross-border exposure of $26,908 million at December 31, 2011, and Ireland, Spain, Switzerland, Taiwan and certain other countries had a total cross-border exposure of $35,896 million at December 31, 2010.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Morgan Stanley:

We have audited the internal control over financial reporting of Morgan
Stanley and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying
Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal
Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2011, and for the year ended December 31, 2011, and our report dated February 27, 2012 expresses an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2012

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting
(as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the quarter ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

Not applicable.

Part III

Item 10.
Directors, Executive Officers and Corporate Governance.

Information relating to the Company’s directors and nominees under the following captions in the Company’s definitive proxy statement for its
2012 annual meeting of shareholders (“Morgan Stanley’s Proxy Statement”) is incorporated by reference herein.

•

“Item 1—Election of Directors—Director Nominees”

•

“Item 1—Election of Directors—Corporate Governance—Board Meetings and Committees”

•

  “Item 1—Election of Directors—Beneficial Ownership of Company Common Stock—Section 16(a) Beneficial Ownership Reporting
Compliance”

Information relating to the
Company’s executive officers is contained in Part I, Item 1 of this report under “Executive Officers of Morgan Stanley.”

Morgan Stanley’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer, Chief
Financial Officer and Deputy Chief Financial Officer and Controller. You can find our Code of Ethics and Business Conduct on our internet site, www.morganstanley.com/about/company/governance/ms_coe_bc.html. We will post any amendments to the
Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our internet site.

Item 11.
Executive Compensation.

Information relating to director and executive officer compensation under the following captions in Morgan Stanley’s Proxy Statement is incorporated by reference herein.

•

“Item 1—Election of Directors—Executive Compensation”

•

“Item 1—Election of Directors—Corporate Governance—Director Compensation”

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to equity compensation plans and security ownership of certain beneficial owners and management is set forth under the captions “Item 3—Company Proposal to Amend the 2007 Equity Incentive Compensation Plan—Equity Compensation Plan Information” and “Item 1—Beneficial
Ownership of Company Common Stock” in Morgan Stanley’s Proxy Statement and such information is incorporated by reference herein.

Item 13.
Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions under the following caption in Morgan Stanley’s Proxy Statement is incorporated by reference herein.

•

“Item 1—Election of Directors—Corporate Governance—Related Person Transactions Policy”

•

“Item 1—Election of Directors—Corporate Governance—Certain Transactions”

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2012.

MORGAN STANLEY (REGISTRANT )

By:

  /s/    JAMES P.
GORMAN

  (James P. Gorman)
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned, hereby severally constitute Ruth Porat, Eric F. Grossman and Martin M. Cohen, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February, 2012.

Signature	Title

/s/ JAMES P. GORMAN (James P. Gorman)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ RUTH PORAT (Ruth Porat)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ PAUL C. WIRTH (Paul C. Wirth)	Deputy Chief Financial Officer (Principal Accounting Officer)

/s/ ROY J. BOSTOCK (Roy J. Bostock)	Director

/s/ ERSKINE B. BOWLES (Erskine B. Bowles)	Director

/s/ HOWARD J. DAVIES (Howard J. Davies)	Director

/s/ JAMES H. HANCE, JR. (James H. Hance, Jr.)	Director

/s/ C. ROBERT KIDDER (C. Robert Kidder)	Director

/s/ DONALD T. NICOLAISEN (Donald T. Nicolaisen)	Director

S-1

Signature	Title

/s/ HUTHAM S. OLAYAN (Hutham S. Olayan)	Director

/s/ JAMES W. OWENS (James W. Owens)	Director

/s/ O. GRIFFITH SEXTON (O. Griffith Sexton)	Director

/s/ RYOSUKE TAMAKOSHI (Ryosuke Tamakoshi)	Director

/s/ MASAAKI TANAKA (Masaaki Tanaka)	Director

/s/ LAURA D’ANDREA TYSON (Laura D’Andrea Tyson)	Director

S-2

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS TO FORM 10-K

For the year ended December 31, 2011

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

2.2

Integration and Investment Agreement dated as of March 30, 2010 by and between Mitsubishi UFJ Financial Group, Inc. and Morgan Stanley (Exhibit 2.2 to Morgan Stanley’s
Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

3.1

Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date (Exhibit 3 to Morgan Stanley’s Quarter Report on Form 10-Q for the quarter ended June
30, 2009).

3.2

Certificate of Elimination of Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (Exhibit 3.1 Morgan Stanley’s Current Report on Form 8-K dated July
20, 2011).

3.3

Amended and Restated Bylaws of Morgan Stanley, as amended to date (Exhibit 3.1 to Morgan Stanley’s Current Report on Form 8-K dated March 9, 2010).

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

4.3

Senior Indenture dated as of November 1, 2004 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on
Form S-3/A (No. 333-117752), as amended by First Supplemental Senior Indenture dated as of September 4, 2007 (Exhibit 4.5 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007), Second Supplemental
Senior Indenture dated as of January 4, 2008 (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated January 4, 2008), Third Supplemental Senior Indenture dated as of September 10, 2008 (Exhibit 4 to Morgan Stanley’s Quarterly
Report on Form 10-Q for the quarter ended August 31, 2008), Fourth Supplemental Senior Indenture dated as of December 1, 2008 (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated December 1, 2008) ; Fifth Supplemental Senior
Indenture dated as of April 1, 2009 (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009) and Sixth Supplemental Senior Indenture dated as of September 16, 2011 (Exhibit 4.1 to Morgan Stanley’s
Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

4.4*

Seventh Supplemental Senior Indenture dated as of November 21, 2011 between Morgan Stanley and The Bank of New York Mellon, as trustee.

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

4.7

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

4.10

Junior Subordinated Indenture dated as of October 12, 2006 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated October 12, 2006).

4.11

Deposit Agreement dated as of July 6, 2006 among Morgan Stanley, JPMorgan Chase Bank, N.A. and the holders from time to time of the depositary receipts described therein
(Exhibit 4.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

4.12

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

Exhibit No.

Description

4.18

Amended and Restated Trust Agreement of Morgan Stanley Capital Trust VIII dated as of April 26, 2007 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4.3 to Morgan Stanley’s Current Report on Form 8-K dated April 26, 2007).

4.19

Instruments defining the Rights of Security Holders, Including Indentures—Except as set forth in Exhibits 4.1 through 4.18 above, the instruments defining the rights of holders of long-term debt securities of Morgan Stanley and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Morgan Stanley hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1*

Amended and Restated Trust Agreement dated as of October 18, 2011 by and between Morgan Stanley and State Street Bank and Trust Company.

10.2

Transaction Agreement dated as of October 19, 2009 between Morgan Stanley and Invesco Ltd. (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3

Letter Agreement dated as of May 28, 2010 between Morgan Stanley and Invesco Ltd. (Exhibit 2.1 to Morgan Stanley’s Current Report on Form 8-K dated May 28,
2010).

10.4

Transaction Agreement dated as of April 21, 2011 between Morgan Stanley and Mitsubishi UFJ Financial Group, Inc. (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K
dated April 21, 2011).

10.5

Amended and Restated Investor Agreement dated as of June 30, 2011 by and between Morgan Stanley and Mitsubishi UFJ Financial Group, Inc.(Exhibit 10.1 to Morgan Stanley’s
Current Report on Form 8-K dated June 30, 2011).

10.6†

Morgan Stanley 401(k) Plan (f/k/a the Morgan Stanley DPSP/START Plan) dated as of October 1, 2002 (Exhibit 10.17 to Morgan Stanley’s Annual Report on Form 10-K for the
fiscal year ended November 30, 2002) as amended by Amendment (Exhibit 10.18 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002), Amendment (Exhibit 10.18 to Morgan Stanley’s Annual Report on Form
10-K for the fiscal year ended November 30, 2003), Amendment (Exhibit 10.19 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003), Amendment (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form
10-Q for the quarter ended May 31, 2004), Amendment (Exhibit 10.16 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004), Amendment (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for
the quarter ended February 28, 2005), Amendment (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005), Amendment (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the
quarter ended May 31, 2005), Amendment (Exhibit 10.8 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005), Amendment (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended
February 28, 2007), Amendment (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007), Amendment (Exhibit 10.6 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November
30, 2007), Amendment (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008), Amendment (Exhibit 10.12 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30,
2008), Amendment (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009), Amendment (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30,
2009), Amendment (Exhibit 10.9 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2009), Amendment (Exhibit 10.6 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2010) and Amendment
(Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

Exhibit No.

Description

10.7†*

Amendment to Morgan Stanley 401(k) Plan, dated as of December 23, 2011.

10.8†

Morgan Stanley 401(k) Savings Plan, dated as of July 1, 2009 (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009) as amended by Amendment (Exhibit 10.11 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2009), Amendment (Exhibit 10.8 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2010) and Amendment
(Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.9†*

Amendment to Morgan Stanley 401(k) Savings Plan, dated as of December 23, 2011.

10.10†

1994 Omnibus Equity Plan as amended and restated (Exhibit 10.23 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003) as amended by
Amendment (Exhibit 10.11 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

10.11†

Tax Deferred Equity Participation Plan as amended and restated as of November 26, 2007 (Exhibit 10.9 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended
November 30, 2007).

10.12†

Directors’ Equity Capital Accumulation Plan as amended through November 16, 2009 (Exhibit 10.14 to Morgan Stanley’s Annual Report on Form 10-K for the year ended
December 31, 2009).

10.13†

Select Employees’ Capital Accumulation Program as amended and restated as of May 7, 2008 (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008).

10.14†

Form of Term Sheet under the Select Employees’ Capital Accumulation Program (Exhibit 10.9 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended
February 29, 2008).

10.15†

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

10.18†

Form of Agreement under the Officers’ and Select Earners’ Plan (Exhibit 10.2 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31,
1993).

10.19†

Morgan Stanley Supplemental Executive Retirement and Excess Plan, amended and restated effective December 31, 2008 (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form
10-Q for the quarter ended March 31, 2009) as amended by Amendment (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009), Amendment (Exhibit 10.19 to Morgan Stanley’s Annual Report on Form
10-K for the year ended December 31, 2010) and Amendment (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

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

10.23†

1988 Capital Accumulation Plan as amended (Exhibit 10.13 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.24†

Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program (Exhibit 10.12 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31,
1994).

10.25†

Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program 2 (Exhibit 10.12 to MSG’s Annual Report for the fiscal year ended November 30,
1996).

10.26†

Key Employee Private Equity Recognition Plan (Exhibit 10.43 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.27†

Morgan Stanley Branch Manager Compensation Plan as amended and restated as of November 26, 2007 (Exhibit 10.33 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.28†

Morgan Stanley Financial Advisor and Investment Representative Compensation Plan as amended and restated as of November 26, 2007 (Exhibit 10.34 to Morgan Stanley’s Annual
Report on Form 10-K for the fiscal year ended November 30, 2007).

10.29†

Morgan Stanley UK Share Ownership Plan (Exhibit 4.1 to Morgan Stanley’s Registration Statement on Form S-8 (No. 333-146954)).

10.30†

Supplementary Deed of Participation for the Morgan Stanley UK Share Ownership Plan, dated as of November 5, 2009 (Exhibit 10.36 to Morgan Stanley’s Annual Report on Form
10-K for the year ended December 31, 2009).

10.31†

Aircraft Time Sharing Agreement, dated as of January 1, 2010, by and between Corporate Services Support Corp. and James P. Gorman (Exhibit 10.1 to Morgan
Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.32†

Agreement between Morgan Stanley and James P. Gorman, dated August 16, 2005, and amendment to agreement dated December 17, 2008 (Exhibit 10.2 to Morgan Stanley’s Quarterly
Report on Form 10-Q for the quarter ended March 31, 2010).

10.33†

Agreement between Morgan Stanley and Gregory J. Fleming, dated February 3, 2010 (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March
31, 2011).

10.34†

Memorandum dated as of August 21, 2007 to Walid Chammah regarding Relocation from United States to London Office (Exhibit 10.7 to Morgan Stanley’s Quarterly Report on Form
10-Q for the quarter ended March 31, 2009).

10.35†

Form of Restrictive Covenant Agreement (Exhibit 10 to Morgan Stanley’s Current Report on Form 8-K dated November 22, 2005).

10.36†

Morgan Stanley Performance Formula and Provisions (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

10.37†

2007 Equity Incentive Compensation Plan, as amended and restated as of July 20, 2011 (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended
September 30, 2011).

Exhibit No.

Description

10.38†

Morgan Stanley 2006 Notional Leveraged Co-Investment Plan, as amended and restated as of November 28, 2008 (Exhibit 10.47 to Morgan Stanley’s Annual Report on Form 10-K for
the fiscal year ended November 30, 2008).

10.39†

Form of Award Certificate under the 2006 Notional Leveraged Co-Investment Plan (Exhibit 10.7 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended
February 29, 2008).

10.40†

Morgan Stanley 2007 Notional Leveraged Co-Investment Plan, amended as of June 4, 2009 (Exhibit 10.6 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2009).

10.41†

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

10.44†

Form of Award Certificate for Discretionary Retention Awards of Stock Units (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March
31, 2010).

10.45†

Governmental Service Amendment to Outstanding Stock Option and Stock Unit Awards (replacing and superseding in its entirety Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007) (Exhibit 10.41 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.46†

Amendment to Outstanding Stock Option and Stock Unit Awards (Exhibit 10.53 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30,
2008).

10.47†

Morgan Stanley Compensation Incentive Plan (Exhibit 10.54 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008).

10.48†

Form of Award Certificate under the Morgan Stanley Compensation Incentive Plan (Exhibit 10.9 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended
March 31, 2009).

10.49†

Form of Award Certificate under the Morgan Stanley Compensation Incentive Plan (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended
March 31, 2010).

10.50†

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

10.53†

Form of Award Certificate for Performance Stock Units (Exhibit 10.6 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31,
2010).

10.54†

Form of Award Certificate for Discretionary Retention Awards of Stock Units (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March
31, 2011).

10.55†

Form of Award Certificate for Awards under the Deferred Bonus Program of the Morgan Stanley Compensation Incentive Plan. (Exhibit 10.2 to Morgan Stanley’s Quarterly Report
on Form 10-Q for the quarter ended March 31, 2011).

Exhibit No.

Description

10.56†

Form of Award Certificate for Performance Stock Units (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31,
2011).

10.57†

Form of Award Certificate for Special Discretionary Retention Awards of Stock Options (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.58†*

Senior Advisor Arrangement with John J. Mack, effective January 1, 2012.

10.59†*

Morgan Stanley Schedule of Non-Employee Directors Annual Compensation, effective as of May 17, 2011.

10.60†*

Strategic Equity Investment Plan, amended and restated as of January 1, 2009.

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

32.1**

Section 1350 Certification of Chief Executive Officer.

32.2**

Section 1350 Certification of Chief Financial Officer.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition—December 31, 2011 and December 31, 2010,
(ii) the Consolidated Statements of Income—Twelve Months Ended December 31, 2011, December 31, 2010 and December 31, 2009, (iii) the Consolidated Statements of Comprehensive Income—Twelve Months Ended December 31, 2011, December
31, 2010 and December 31, 2009, (iv) the Consolidated Statements of Cash Flows—Twelve Months Ended December 31, 2011, December 31, 2010 and December 31, 2009, (v) the Consolidated Statements of Changes in Total Equity—Twelve
Months Ended December 31, 2011, December 31, 2010, and December 31, 2009, and (vi) Notes to Consolidated Financial Statements.

*
Filed herewith.

**
Furnished herewith.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

