Form 10-Q
period 2012-03-31
MORGAN STANLEY
filed 2012-05-07
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, there were 1,977,775,881 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2012

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

MORGAN STANLEY

Condensed Consolidated Statements of Financial Condition

(dollars in millions, except share data)

(unaudited)

	March 31, 2012	December 31, 2011
Assets
Cash and due from banks ($534 and $511 at March 31, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities generally not available to the Company)	$10,133	$13,165
Interest bearing deposits with banks	28,592	34,147
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	30,152	29,454
Financial instruments owned, at fair value (approximately $144,873 and $140,749 were pledged to various parties at March 31, 2012 and December 31, 2011, respectively):
U.S. government and agency securities	59,690	63,449
Other sovereign government obligations	32,235	29,059
Corporate and other debt ($3,442 and $3,007 at March 31, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities, generally not available to the Company)	69,518	68,923
Corporate equities	59,063	47,966
Derivative and other contracts	40,016	48,064
Investments ($1,797 and $1,666 at March 31, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities, generally not available to the Company)	8,329	8,195
Physical commodities	9,573	9,697

Total financial instruments owned, at fair value	278,424	275,353
Securities available for sale, at fair value	32,528	30,495
Securities received as collateral, at fair value	17,728	11,651
Federal funds sold and securities purchased under agreements to resell (includes $318 and $112 at fair value at March 31, 2012 and December 31, 2011, respectively)	136,451	130,155
Securities borrowed	141,610	127,074
Receivables:
Customers	38,962	33,977
Brokers, dealers and clearing organizations	5,718	5,248
Fees, interest and other	10,263	9,444
Loans (net of allowances of $26 and $17 at March 31, 2012 and December 31, 2011, respectively)	16,729	15,369
Other investments	4,688	4,832
Premises, equipment and software costs (net of accumulated depreciation of $5,079 and $4,852 at March 31, 2012 and December 31, 2011, respectively) ($231 and $234 at March 31, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities, generally not available to the Company)	6,410	6,457
Goodwill	6,700	6,686
Intangible assets (net of accumulated amortization of $994 and $910 at March 31, 2012 and December 31, 2011, respectively) (includes $99 and $133 at fair value at March 31, 2012 and December 31, 2011, respectively)	4,170	4,285
Other assets ($343 and $446 at March 31, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities, generally not available to the Company)	11,772	12,106

Total assets	$781,030	$749,898

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Financial Condition—(Continued)

(dollars in millions, except share data)

(unaudited)

	March 31, 2012	December 31, 2011
Liabilities and Equity
Deposits (includes $1,980 and $2,101 at fair value at March 31, 2012 and December 31, 2011, respectively)	$66,441	$65,662
Commercial paper and other short-term borrowings (includes $1,321 and $1,339 at fair value at March 31, 2012 and December 31, 2011, respectively)	2,017	2,843
Financial instruments sold, not yet purchased, at fair value:
U.S. government and agency securities	25,589	19,630
Other sovereign government obligations	26,354	17,141
Corporate and other debt	8,547	8,410
Corporate equities	27,725	24,497
Derivative and other contracts	42,765	46,453
Physical commodities	—	16

Total financial instruments sold, not yet purchased, at fair value	130,980	116,147
Obligation to return securities received as collateral, at fair value	23,366	15,394
Securities sold under agreements to repurchase (includes $347 and $348 at fair value at March 31, 2012 and December 31, 2011, respectively)	107,330	104,800
Securities loaned	34,431	30,462
Other secured financings (includes $13,081 and $14,594 at fair value at March 31, 2012 and December 31, 2011, respectively) ($1,918 and $2,316 at March 31, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities and are non-recourse to the Company)	21,435	20,719
Payables:
Customers	119,045	117,241
Brokers, dealers and clearing organizations	12,143	4,082
Interest and dividends	2,712	2,292
Other liabilities and accrued expenses ($117 and $121 at March 31, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities and are non-recourse to the Company)	13,815	15,944
Long-term borrowings (includes $43,224 and $39,663 at fair value at March 31, 2012 and December 31, 2011, respectively)	176,723	184,234

	710,438	679,820

Commitments and contingent liabilities (see Note 11)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	1,508	1,508
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at March 31, 2012 and December 31, 2011;
Shares issued: 2,038,893,979 at March 31, 2012 and 1,989,377,171 at December 31, 2011;
Shares outstanding: 1,978,337,922 at March 31, 2012 and 1,926,986,130 at December 31, 2011	20	20
Paid-in capital	22,930	22,836
Retained earnings	40,118	40,341
Employee stock trust	3,252	3,166
Accumulated other comprehensive loss	(60)	(157)
Common stock held in treasury, at cost, $0.01 par value; 60,556,057 shares at March 31, 2012 and 62,391,041 shares at December 31, 2011	(2,192)	(2,499)
Common stock issued to employee trust	(3,252)	(3,166)

Total Morgan Stanley shareholders’ equity	62,324	62,049
Noncontrolling interests	8,268	8,029

Total equity	70,592	70,078

Total liabilities and equity	$781,030	$749,898

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Income

(dollars in millions, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Investment banking	$1,063	$1,214
Principal transactions:
Trading	2,407	2,977
Investments	85	329
Commissions and fees	1,177	1,439
Asset management, distribution and administration fees	2,152	2,083
Other	110	(474)

Total non-interest revenues	6,994	7,568

Interest income	1,542	1,859
Interest expense	1,601	1,853

Net interest	(59)	6

Net revenues	6,935	7,574

Non-interest expenses:
Compensation and benefits	4,431	4,285
Occupancy and equipment	392	397
Brokerage, clearing and exchange fees	403	401
Information processing and communications	459	440
Marketing and business development	146	142
Professional services	412	403
Other	489	605

Total non-interest expenses	6,732	6,673

Income from continuing operations before income taxes	203	901
Provision for (benefit from) income taxes	54	(244)

Income from continuing operations	149	1,145

Discontinued operations:
Gain (loss) from discontinued operations	27	(28)
Provision for (benefit from) income taxes	42	(13)

Net gain (loss) from discontinued operations	(15)	(15)

Net income	$134	$1,130
Net income applicable to noncontrolling interests	228	162

Net income (loss) applicable to Morgan Stanley	$(94)	$968

Earnings (loss) applicable to Morgan Stanley common shareholders	$(119)	$736

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations	$(78)	$984
Net gain (loss) from discontinued operations	(16)	(16)

Net income (loss) applicable to Morgan Stanley	$(94)	$968

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$(0.05)	$0.52
Net gain (loss) from discontinued operations	(0.01)	(0.01)

Earnings (loss) per basic common share	$(0.06)	$0.51

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$(0.05)	$0.51
Net gain (loss) from discontinued operations	(0.01)	(0.01)

Earnings (loss) per diluted common share	$(0.06)	$0.50

Average common shares outstanding:
Basic	1,876,961,836	1,456,015,979

Diluted	1,876,961,836	1,472,307,592

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Comprehensive Income

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$134	$1,130
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	$20	$37
Amortization of cash flow hedges(2)	2	1
Net unrealized gain (loss) on Securities available for sale(3)	(19)	(36)
Pension, postretirement and other related adjustments(4)	2	5

Total other comprehensive income	$5	$7

Comprehensive income	$139	$1,137
Net income applicable to noncontrolling interests	228	162
Other comprehensive income (loss) applicable to noncontrolling interests	(92)	(34)

Comprehensive income applicable to Morgan Stanley	$3	$1,009

(1)	Amounts are net of provision for (benefit from) income taxes of $4 million and $(68) million for the quarters ended March 31, 2012 and 2011, respectively.
(2)	Amounts are net of provision for income taxes of $1 million and $2 million for the quarters ended March 31, 2012 and 2011, respectively.
(3)	Amounts are net of (benefit from) income taxes of $(13) million and $(24) million for the quarters ended March 31, 2012 and 2011, respectively.
(4)	Amounts are net of provision for (benefit from) income taxes of $2 million and $(4) million for the quarters ended March 31, 2012 and 2011, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Cash Flows

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$134	$1,130
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Deferred income taxes
Loss on equity method investees	32	660
Compensation payable in common stock and options	372	340
Depreciation and amortization	375	379
Gain on sale of securities available for sale	(1)	(12)
(Gain) loss on retirement of long-term debt	(14)	23
Impairment charges and other-than-temporary impairment charges	12	3
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	(698)	(2,752)
Financial instruments owned, net of financial instruments sold, not yet purchased	14,176	7,568
Securities borrowed	(14,536)	(4,207)
Securities loaned	3,969	6,990
Receivables, loans and other assets	(6,784)	(7,417)
Payables and other liabilities	11,115	1,350
Federal funds sold and securities purchased under agreements to resell	(6,296)	(14,670)
Securities sold under agreements to repurchase	5,575	9,293

Net cash provided by (used for) operating activities	7,431	(1,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from (payments for):
Premises, equipment and software costs	(212)	(409)
Purchases of securities available for sale	(3,487)	(3,357)
Sales, maturities and redemptions of securities available for sale	1,003	6,311

Net cash provided by (used for) investing activities	(2,696)	2,545

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Commercial paper and other short-term borrowings	(826)	46
Distributions related to noncontrolling interests	(7)	(7)
Derivatives financing activities	(169)	89
Other secured financings	(1,674)	2,312
Deposits	779	(317)
Net proceeds from:
Excess tax benefits associated with stock-based awards	34	29
Issuance of long-term borrowings	5,320	14,285
Payments for:
Long-term borrowings	(16,043)	(13,046)
Repurchases of common stock for employee tax withholding	(183)	(273)
Cash dividends	(112)	(302)

Net cash provided by (used for) financing activities	(12,881)	2,816

Effect of exchange rate changes on cash and cash equivalents	93	644

Effect of cash and cash equivalents related to variable interest entities	(534)	310

Net increase in cash and cash equivalents	(8,587)	4,993
Cash and cash equivalents, at beginning of period	47,312	47,615

Cash and cash equivalents, at end of period	$38,725	$52,608

Cash and cash equivalents include:
Cash and due from banks	$10,133	$8,120
Interest bearing deposits with banks	28,592	44,488

Cash and cash equivalents, at end of period	$38,725	$52,608

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $1,169 million and $1,697 million for the quarters ended March 31, 2012 and 2011, respectively.

Cash payments for income taxes were $145 million and $250 million for the quarters ended March 31, 2012 and 2011, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Changes in Total Equity

Three Months Ended March 31, 2012

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2011	$1,508	$20	$22,836	$40,341	$3,166	$(157)	$(2,499)	$(3,166)	$8,029	$70,078
Net income	—	—	—	(94)	—	—	—	—	228	134
Dividends	—	—	—	(129)	—	—	—	—	—	(129)
Shares issued under employee plans and related tax effects	—	—	94	—	86	—	490	(86)	—	584
Repurchases of common stock	—	—	—	—	—	—	(183)	—	—	(183)
Net change in cash flow hedges	—	—	—	—	—	2	—	—	—	2
Pension, postretirement and other related adjustments	—	—	—	—	—	2	—	—	—	2
Foreign currency translation adjustments	—	—	—	—	—	112	—	—	(92)	20
Change in net unrealized gains on securities available for sale	—	—	—	—	—	(19)	—	—	—	(19)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	—	103	103

BALANCE AT MARCH 31, 2012	$1,508	$20	$22,930	$40,118	$3,252	$(60)	$(2,192)	$(3,252)	$8,268	$70,592

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Changes in Total Equity—(Continued)

Three Months Ended March 31, 2011

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2010	$9,597	$16	$13,521	$38,603	$3,465	$(467)	$(4,059)	$(3,465)	$8,196	$65,407
Net income	—	—	—	968	—	—	—	—	162	1,130
Dividends	—	—	—	(302)	—	—	—	—	—	(302)
Shares issued under employee plans and related tax effects	—	—	(1,336)	—	3	—	1,877	(3)	—	541
Repurchases of common stock	—	—	—	—	—	—	(273)	—	—	(273)
Net change in cash flow hedges	—	—	—	—	—	1	—	—	—	1
Pension, postretirement and other related adjustments	—	—	—	—	—	5	—	—	—	5
Foreign currency translation adjustments	—	—	—	—	—	71	—	—	(34)	37
Change in net unrealized losses on securities available for sale	—	—	—	—	—	(36)	—	—	—	(36)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)

BALANCE AT MARCH 31, 2011	$9,597	$16	$12,185	$39,269	$3,468	$(426)	$(2,455)	$(3,468)	$8,322	$66,508

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Introduction and Basis of Presentation.

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

Discontinued Operations.

Saxon.    On October 24, 2011, the Company announced that it had reached an agreement to sell Saxon, a provider of servicing and subservicing of residential mortgage loans, to Ocwen Financial Corporation. During the first quarter of 2012, the transaction was restructured as a sale of Saxon’s assets, the first phase of which was completed in the second quarter of 2012. The remaining operations of Saxon are expected to be wound down within the year. The Company expects to incur incremental wind-down costs in future periods. The results of Saxon are reported as discontinued operations within the Institutional Securities business segment for all periods presented.

Quilter.    On April 2, 2012, the Company closed the sale of Quilter Holdings Ltd. (“Quilter”), its retail wealth management business in the United Kingdom (“U.K.”). The Company has classified Quilter as held for sale within the Global Wealth Management Group business segment and the results of its operations are presented as discontinued operations for all periods presented.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Consolidation.    The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest, including certain variable interest entities (“VIE”) (see Note 6). For condensed consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests for such subsidiaries is presented as Net income (loss) applicable to noncontrolling interests in the condensed consolidated statements of income, and the portion of the shareholders’ equity of such subsidiaries is presented as Noncontrolling interests in the condensed consolidated statements of financial condition and condensed consolidated statements of changes in total equity.

For entities where (1) the total equity investment at risk is sufficient to enable the entity to finance its activities without additional support and (2) the equity holders bear the economic residual risks and returns of the entity and have the power to direct the activities of the entity that most significantly affect its economic performance, the Company consolidates those entities it controls either through a majority voting interest or otherwise. For VIEs (i.e., entities that do not meet these criteria), the Company consolidates those entities where the Company has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, except for certain VIEs that are money market funds, investment companies or are entities qualifying for accounting purposes as investment companies. Generally, the Company consolidates those entities when it absorbs a majority of the expected losses or a majority of the expected residual returns, or both, of the entities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Significant Accounting Policies.

For a detailed discussion about the Company’s significant accounting policies, see Note 2 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K.

During the quarter ended March 31, 2012, other than the following, no other updates were made to the Company’s significant accounting policies.

Financial Instruments and Fair Value—Valuation Process.

The Valuation Review Group (“VRG”) within the Financial Control Group (“FCG”) is responsible for the Company’s fair value valuation policies, processes and procedures. VRG is independent of the business units and reports to the Chief Financial Officer (“CFO”), who has final authority over the valuation of the Company’s financial instruments. VRG implements valuation control processes to validate the fair value of the Company’s financial instruments measured at fair value including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and the assumptions are reasonable.

The Company’s control processes include:

Model Review.    VRG, in conjunction with the Market Risk Department (“MRD”) and, where appropriate, the Credit Risk Management Department, both of which report to the Chief Risk Officer, independently review the valuation model’s theoretical soundness, the appropriateness of the valuation methodology and calibration techniques developed by the business units using observable inputs. Where inputs are not observable, VRG reviews the appropriateness of the proposed valuation methodology to ensure it is consistent with how a market participant would arrive at the unobservable input. The valuation methodologies utilized in the absence of observable inputs may include extrapolation techniques and the use of comparable observable inputs. As part of the review, VRG develops a methodology to independently verify the fair value generated by the business unit’s valuation model. Before trades are executed using new valuation models, those models are required to be independently reviewed. All of the Company’s valuation models are subject to an independent annual review.

Independent Price Verification.    The business units are responsible for determining the fair value of financial instruments using approved valuation models and valuation methodologies. Generally on a monthly basis, VRG independently validates the fair values of financial instruments determined using valuation models by determining the appropriateness of the inputs used by the business units and testing compliance with the documented valuation methodologies approved in the model review process described above.

VRG uses recently executed transactions, other observable market data such as exchange data, broker/dealer quotes, third-party pricing vendors and aggregation services for validating the fair values of financial instruments generated using valuation models. VRG assesses the external sources and their valuation methodologies to determine if the external providers meet the minimum standards expected of a third-party pricing source. Pricing data provided by approved external sources is evaluated using a number of approaches; for example, by corroborating the external sources’ prices to executed trades, analyzing the methodology and assumptions used by the external source to generate a price and/or by evaluating how active the third-party pricing source (or originating sources used by the third-party pricing source) is in the market. Based on this analysis, VRG generates a ranking of the observable market data to ensure that the highest-ranked market data source is used to validate the business unit’s fair value of financial instruments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For financial instruments categorized within Level 3 of the fair value hierarchy, VRG reviews the business unit’s valuation techniques to ensure these are consistent with market participant assumptions.

The results of this independent price verification and any adjustments made by VRG to the fair value generated by the business units are presented to management of the three business segments (i.e., Institutional Securities, Global Wealth Management Group and Asset Management), the CFO and the Chief Risk Officer on a regular basis.

Review of New Level 3 Transactions.    VRG reviews the model and valuation methodology used to price all new material Level 3 transactions and both FCG and MRD management must approve the fair value of the trade that is initially recognized.

Securities Available for Sale – Other-than-temporary Impairment.

For available for sale (“AFS”) debt securities, a credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. When determining if a credit loss exists, the Company considers all relevant information including the length of time and the extent to which the fair value has been less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors; the historical and implied volatility of the fair value of the security; the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future; failure of the issuer of the security to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency and recoveries or additional declines in fair value after the balance sheet date. When estimating the present value of expected cash flows, information shall include the remaining payment terms of the security, prepayment speeds, financial condition of the issuer(s), expected defaults and the value of any underlying collateral.

For AFS equity securities, the Company considers various factors including the intent and ability to hold the equity security for a period of time sufficient to allow for any anticipated recovery in market value in evaluating whether an other-than-temporary impairment (“OTTI”) exists. If the equity security is considered other-than-temporarily impaired, the security will be written down to fair value, with the full difference between fair value and cost recognized in earnings.

Accounting Developments.

Reconsideration of Effective Control for Repurchase Agreements.

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance that modifies the criteria that must be satisfied for a transfer of financial assets to be accounted for as a sale. If the transferor maintains effective control over the transferred assets, the transaction is to be accounted for as a financing. This guidance eliminates from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This guidance is effective for transfers occurring on and after January 1, 2012. The adoption of this accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.

In May 2011, the FASB issued an accounting update that clarifies existing fair value measurement guidance and changes certain principles or requirements for measuring fair value or disclosing information about fair value

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurements. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurement in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The guidance became effective for the Company beginning on January 1, 2012. See Note 3 for additional disclosures as required by this accounting guidance.

Goodwill Impairment Test.

In September 2011, the FASB issued accounting guidance that simplifies how entities test goodwill for impairment. This guidance allows entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance became effective for the Company beginning on January 1, 2012. The adoption of this accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

•

Collateralized Debt Obligations (“CDO”).    The Company holds cash CDOs that typically reference a tranche of an underlying synthetic portfolio of single name credit default swaps collateralized by corporate bonds (“credit-linked notes”) or cash portfolio of asset-backed securities (“asset-backed CDOs”). Credit correlation, a primary input used to determine the fair value of credit-linked notes, is usually unobservable and derived using a benchmarking technique. The other credit-linked note model inputs such as credit spreads, including collateral spreads, and interest rates are typically observable. Asset-backed CDOs are valued based on an evaluation of the market and model input parameters sourced from similar positions as indicated by primary and secondary market activity. Each asset-backed CDO position is evaluated independently taking into consideration available comparable market levels, underlying collateral performance and pricing, deal structures, as well as liquidity. Cash CDOs are categorized in Level 2 of the fair value hierarchy when either the credit correlation input is insignificant or comparable market transactions are observable. In instances where the credit correlation input is deemed to be significant or comparable market transactions are unobservable, cash CDOs are categorized in Level 3 of the fair value hierarchy.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Corporate Loans and Lending Commitments.    The fair value of corporate loans is determined using recently executed transactions, market price quotations (where observable), implied yields from comparable debt, and market observable credit default swap spread levels obtained from independent external parties such as vendors and brokers adjusted for any basis difference between cash and derivative instruments, along with proprietary valuation models and default recovery analysis where such transactions and quotations are unobservable. The fair value of contingent corporate lending commitments is determined by using executed transactions on comparable loans and the anticipated market price based on pricing indications from syndicate banks and customers. The valuation of loans and lending commitments also takes into account fee income that is considered an attribute of the contract. Corporate loans and lending commitments are categorized in Level 2 of the fair value hierarchy except in instances where prices or significant spread inputs are unobservable, in which case they are categorized in Level 3 of the fair value hierarchy. Corporate loans and lending commitments are presented within Loans and lending commitments in the fair value hierarchy table.

•

Mortgage Loans.    Mortgage loans are valued using observable prices based on transactional data or third party pricing for identical or comparable instruments, when available. Where position-specific external prices are not observable, the Company estimates fair value based on benchmarking to prices and rates observed in the primary market for similar loan or borrower types or based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved or a methodology that utilizes the capital structure and credit spreads of recent comparable securitization transactions. Mortgage loans valued based on observable market data for identical or comparable instruments are categorized in Level 2 of the fair value hierarchy. Where observable prices are not available, due to the subjectivity involved in the comparability assessment related to mortgage loan vintage, geographical concentration, prepayment speed and projected loss assumptions, mortgage loans are categorized in Level 3 of the fair value hierarchy. Mortgage loans are presented within Loans and lending commitments in the fair value hierarchy table.

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

Inputs that impact the valuation of SLARS are independent external market data, the underlying collateral types, level of seniority in the capital structure, amount of leverage in each structure, credit rating and liquidity considerations. Inputs that impact the valuation of MARS are independent external market data when available, the maximum rate, quality of underlying issuers/insurers and evidence of issuer calls. ARS are generally categorized in Level 2 of the fair value hierarchy as the valuation technique relies on observable external data. SLARS and MARS are presented within Asset-backed securities and State and municipal securities, respectively, in the fair value hierarchy table.

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

•

Unlisted Equity Securities.    Unlisted equity securities are valued based on an assessment of each underlying security, considering rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable company transactions, trading multiples and changes in market outlook, among other factors. These securities are generally categorized in Level 3 of the fair value hierarchy.

•

Fund Units.    Listed fund units are generally marked to the exchange-traded price or net asset value (“NAV”) and are categorized in Level 1 of the fair value hierarchy if actively traded on an exchange or in Level 2 of the fair value hierarchy if trading is not active. Unlisted fund units are generally marked to NAV and categorized as Level 2; however, positions which are not redeemable at the measurement date or in the near future are categorized in Level 3 of the fair value hierarchy.

Derivative and Other Contracts.

•

Listed Derivative Contracts.    Listed derivatives that are actively traded are valued based on quoted prices from the exchange and are categorized in Level 1 of the fair value hierarchy. Listed derivatives that are not actively traded are valued using the same approaches as those applied to over-the-counter (“OTC”) derivatives; they are generally categorized in Level 2 of the fair value hierarchy.

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

Other derivative products, including complex products that have become illiquid, require more judgment in the implementation of the valuation technique applied due to the complexity of the valuation assumptions and the reduced observability of inputs. This includes certain types of interest rate derivatives with both volatility and correlation exposure and credit derivatives including credit default swaps on certain mortgage-backed or asset-backed securities, basket credit default swaps and CDO-squared positions (a CDO-squared position is a special purpose vehicle that issues interests, or tranches, that are backed by tranches issued by other CDOs) where direct trading activity or quotes are unobservable. These instruments involve significant unobservable inputs and are categorized in Level 3 of the fair value hierarchy.

Derivative interests in credit default swaps on certain mortgage-backed or asset-backed securities, for which observability of external price data is limited, are valued based on an evaluation of the market and

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

model input parameters sourced from similar positions as indicated by primary and secondary market activity. Each position is evaluated independently taking into consideration available comparable market levels as well as cash-synthetic basis, or the underlying collateral performance and pricing, behavior of the tranche under various cumulative loss and prepayment scenarios, deal structures (e.g., non-amortizing reference obligations, call features, etc.) and liquidity. While these factors may be supported by historical and actual external observations, the determination of their value as it relates to specific positions nevertheless requires significant judgment.

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

After initial recognition, in determining the fair value of non-exchange-traded internally and externally managed funds, the Company generally considers the NAV of the fund provided by the fund manager to be the best estimate of fair value. For non-exchange-traded investments either held directly or held within internally managed funds, fair value after initial recognition is based on an assessment of each underlying investment, considering rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable company transactions, trading multiples and changes in market outlook, among other factors. Exchange-traded direct equity investments are generally valued based on quoted prices from the exchange.

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

Securities Available for Sale.

•

Securities available for sale are composed of U.S. government and agency securities (e.g., U.S. Treasury securities, agency-issued debt, agency mortgage pass-through securities and collateralized mortgage obligations), Federal Family Education Loan Program (“FFELP”) student loan asset-backed securities, auto loan asset-backed securities, corporate bonds and equity securities. Actively traded U.S. Treasury securities, non-callable agency-issued debt securities and equity securities are generally categorized in Level 1 of the fair value hierarchy. Callable agency-issued debt securities, agency mortgage pass-through securities, collateralized mortgage obligations and FFELP student loan asset-backed securities, auto loan asset-backed securities and corporate bonds are generally categorized in Level 2 of the fair value hierarchy. For further information on securities available for sale, see Note 4.

Deposits.

•	Time Deposits. The fair value of certificates of deposit is determined using third-party quotations. These deposits are generally categorized in Level 2 of the fair value hierarchy.

Commercial Paper and Other Short-term Borrowings/Long-term Borrowings.

•

Structured Notes.    The Company issues structured notes that have coupon or repayment terms linked to the performance of fixed income or equity securities, indices, currencies or commodities. Fair value of structured notes is determined using valuation models for the derivative and debt portions of the notes. These models incorporate observable inputs referencing identical or comparable securities, including prices that the notes are linked to, interest rate yield curves, option volatility and currency, commodity or equity prices. Independent, external and traded prices for the notes are also considered. The impact of the Company’s own credit spreads is also included based on the Company’s observed secondary bond market spreads. Most structured notes are categorized in Level 2 of the fair value hierarchy.

Securities Purchased under Agreements to Resell, and Securities Sold under Agreements to Repurchase.

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

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at March 31, 2012
	(dollars in millions)
Assets at Fair Value
Financial instruments owned:
U.S. government and agency securities:
U.S. Treasury securities	$35,781	$—	$—	$—	$35,781
U.S. agency securities	1,804	22,082	23	—	23,909

Total U.S. government and agency securities	37,585	22,082	23	—	59,690
Other sovereign government obligations	29,069	3,158	8	—	32,235
Corporate and other debt:
State and municipal securities	—	2,676	3	—	2,679
Residential mortgage-backed securities	—	1,548	43	—	1,591
Commercial mortgage-backed securities	—	1,829	127	—	1,956
Asset-backed securities	—	1,076	3	—	1,079
Corporate bonds	—	25,115	899	—	26,014
Collateralized debt obligations	—	957	1,165	—	2,122
Loans and lending commitments	—	14,940	8,597	—	23,537
Other debt	—	10,483	57	—	10,540

Total corporate and other debt	—	58,624	10,894	—	69,518
Corporate equities(1)	56,582	1,927	554	—	59,063
Derivative and other contracts:
Interest rate contracts	914	786,488	4,117	—	791,519
Credit contracts	—	90,206	9,790	—	99,996
Foreign exchange contracts	1	47,378	720	—	48,099
Equity contracts	991	44,359	1,188	—	46,538
Commodity contracts	7,325	30,287	2,504	—	40,116
Other	—	61	—	—	61
Netting(2)	(8,687)	(895,017)	(7,896)	(74,713)	(986,313)

Total derivative and other contracts	544	103,762	10,423	(74,713)	40,016
Investments:
Private equity funds	—	—	1,994	—	1,994
Real estate funds	—	6	1,338	—	1,344
Hedge funds	—	318	623	—	941
Principal investments	98	—	3,194	—	3,292
Other	157	74	527	—	758

Total investments	255	398	7,676	—	8,329
Physical commodities	—	9,573	—	—	9,573

Total financial instruments owned	124,035	199,524	29,578	(74,713)	278,424
Securities available for sale	13,822	18,706	—	—	32,528
Securities received as collateral	17,542	186	—	—	17,728
Federal funds sold and securities purchased under agreements to resell	—	318	—	—	318
Intangible assets(3)	—	—	99	—	99

Total assets measured at fair value	$155,399	$218,734	$29,677	$(74,713)	$329,097

Liabilities at Fair Value
Deposits	$—	$1,980	$—	$—	$1,980
Commercial paper and other short-term borrowings	—	1,306	15	—	1,321
Financial instruments sold, not yet purchased:
U.S. government and agency securities:
U.S. Treasury securities	23,544	—	—	—	23,544
U.S. agency securities	1,727	318	—	—	2,045

Total U.S. government and agency securities	25,271	318	—	—	25,589
Other sovereign government obligations	24,979	1,374	1	—	26,354
Corporate and other debt:
State and municipal securities	—	4	—	—	4

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at March 31, 2012
	(dollars in millions)
Residential mortgage-backed securities	—	2	61	—	63
Commercial mortgage-backed securities	—	9	—	—	9
Corporate bonds	—	6,888	193	—	7,081
Collateralized debt obligations	—	17	—	—	17
Unfunded lending commitments	—	931	60	—	991
Other debt	—	349	33	—	382

Total corporate and other debt	—	8,200	347	—	8,547
Corporate equities(1)	26,271	1,452	2	—	27,725
Derivative and other contracts:
Interest rate contracts	1,053	757,445	4,095	—	762,593
Credit contracts	—	88,357	5,409	—	93,766
Foreign exchange contracts	2	50,275	654	—	50,931
Equity contracts	1,226	47,293	2,630	—	51,149
Commodity contracts	8,177	30,628	1,701	—	40,506
Other	—	49	23	—	72
Netting(2)	(8,687)	(895,017)	(7,896)	(44,652)	(956,252)

Total derivative and other contracts	1,771	79,030	6,616	(44,652)	42,765

Total financial instruments sold, not yet purchased	78,292	90,374	6,966	(44,652)	130,980
Obligation to return securities received as collateral	23,167	199	—	—	23,366
Securities sold under agreements to repurchase	—	161	186	—	347
Other secured financings	—	12,487	594	—	13,081
Long-term borrowings	2	41,079	2,143	—	43,224

Total liabilities measured at fair value	$101,461	$147,586	$9,904	$(44,652)	$214,299

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 10.
(3)	Amount represents mortgage servicing rights (“MSR”) accounted for at fair value. See Note 6 for further information on MSRs.

Transfers Between Level 1 and Level 2 During the Quarter Ended March 31, 2012.

For assets and liabilities that were transferred between Level 1 and Level 2 during the period, fair values are ascribed as if the assets or liabilities had been transferred as of the beginning of the period.

Financial instruments owned—Derivative and other contracts and Financial instruments sold, not yet purchased—Derivative and other contracts.    During the quarter ended March 31, 2012, the Company reclassified approximately $1.1 billion of derivative assets and approximately $1.2 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on quoted prices from the exchange. Also during the quarter ended March 31, 2012, the Company reclassified approximately $0.3 billion of derivative assets and approximately $0.4 billion of derivative liabilities from Level 1 to Level 2 as transactions in these contracts did not occur with sufficient frequency and volume to constitute an active market.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2011.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2011
	(dollars in millions)
Assets at Fair Value
Financial instruments owned:
U.S. government and agency securities:
U.S. Treasury securities	$38,769	$1	$—	$—	$38,770
U.S. agency securities	4,332	20,339	8	—	24,679

Total U.S. government and agency securities	43,101	20,340	8	—	63,449
Other sovereign government obligations	22,650	6,290	119	—	29,059
Corporate and other debt:
State and municipal securities	—	2,261	—	—	2,261
Residential mortgage-backed securities	—	1,304	494	—	1,798
Commercial mortgage-backed securities	—	1,686	134	—	1,820
Asset-backed securities	—	937	31	—	968
Corporate bonds	—	25,873	675	—	26,548
Collateralized debt obligations	—	1,711	980	—	2,691
Loans and lending commitments	—	14,854	9,590	—	24,444
Other debt	—	8,265	128	—	8,393

Total corporate and other debt	—	56,891	12,032	—	68,923
Corporate equities(1)	45,173	2,376	417	—	47,966
Derivative and other contracts:
Interest rate contracts	1,493	906,082	5,301	—	912,876
Credit contracts	—	123,689	15,102	—	138,791
Foreign exchange contracts	—	61,770	573	—	62,343
Equity contracts	929	44,558	800	—	46,287
Commodity contracts	6,356	31,246	2,176	—	39,778
Other	—	292	306	—	598
Netting(2)	(7,596)	(1,045,912)	(11,837)	(87,264)	(1,152,609)

Total derivative and other contracts	1,182	121,725	12,421	(87,264)	48,064
Investments:
Private equity funds	—	7	1,936	—	1,943
Real estate funds	—	5	1,213	—	1,218
Hedge funds	—	473	696	—	1,169
Principal investments	161	104	2,937	—	3,202
Other	141	21	501	—	663

Total investments	302	610	7,283	—	8,195
Physical commodities	—	9,651	46	—	9,697

Total financial instruments owned	112,408	217,883	32,326	(87,264)	275,353
Securities available for sale	13,437	17,058	—	—	30,495
Securities received as collateral	11,530	121	—	—	11,651
Federal funds sold and securities purchased under agreements to resell	—	112	—	—	112
Intangible assets(3)	—	—	133	—	133

Total assets measured at fair value	$137,375	$235,174	$32,459	$(87,264)	$317,744

Liabilities at Fair Value
Deposits	$—	$2,101	$—	$—	$2,101
Commercial paper and other short-term borrowings	—	1,337	2	—	1,339
Financial instruments sold, not yet purchased:
U.S. government and agency securities:
U.S. Treasury securities	17,776	—	—	—	17,776
U.S. agency securities	1,748	106	—	—	1,854

Total U.S. government and agency securities	19,524	106	—	—	19,630
Other sovereign government obligations	14,981	2,152	8	—	17,141

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2011
	(dollars in millions)
Corporate and other debt:
State and municipal securities	—	3	—	—	3
Residential mortgage-backed securities	—	—	355	—	355
Commercial mortgage-backed securities	—	14	—	—	14
Corporate bonds	—	6,217	219	—	6,436
Collateralized debt obligations	—	3	—	—	3
Unfunded lending commitments	—	1,284	85	—	1,369
Other debt	—	157	73	—	230

Total corporate and other debt	—	7,678	732	—	8,410
Corporate equities(1)	24,347	149	1	—	24,497
Derivative and other contracts:
Interest rate contracts	1,680	873,466	4,881	—	880,027
Credit contracts	—	121,438	9,288	—	130,726
Foreign exchange contracts	—	64,218	530	—	64,748
Equity contracts	877	45,375	2,034	—	48,286
Commodity contracts	7,144	31,248	1,606	—	39,998
Other	—	879	1,396	—	2,275
Netting(2)	(7,596)	(1,045,912)	(11,837)	(54,262)	(1,119,607)

Total derivative and other contracts	2,105	90,712	7,898	(54,262)	46,453
Physical commodities	—	16	—	—	16

Total financial instruments sold, not yet purchased	60,957	100,813	8,639	(54,262)	116,147
Obligation to return securities received as collateral	15,267	127	—	—	15,394
Securities sold under agreements to repurchase	—	8	340	—	348
Other secured financings	—	14,024	570	—	14,594
Long-term borrowings	10	38,050	1,603	—	39,663

Total liabilities measured at fair value	$76,234	$156,460	$11,154	$(54,262)	$189,586

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 10.
(3)	Amount represents MSRs accounted for at fair value. See Note 6 for further information on MSRs.

Transfers Between Level 1 and Level 2 During Quarter Ended March 31, 2011.

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

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2012 and 2011, respectively. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2012.

	Beginning Balance at December 31, 2011	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at March 31, 2012	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at March 31, 2012(2)
	(dollars in millions)
Assets at Fair Value
Financial instruments owned:
U.S. agency securities	$8	$—	$42	$(26)	$—	$—	$(1)	$23	$—
Other sovereign government obligations	119	(1)	8	(118)	—	—	—	8	—
Corporate and other debt:
State and municipal securities	—	—	—	—	—	—	3	3	—
Residential mortgage-backed securities	494	(21)	6	(245)	—	—	(191)	43	(18)
Commercial mortgage-backed securities	134	23	5	(21)	—	(1)	(13)	127	16
Asset-backed securities	31	1	—	(28)	—	—	(1)	3	1
Corporate bonds	675	45	426	(225)	—	—	(22)	899	39
Collateralized debt obligations	980	123	296	(161)	—	—	(73)	1,165	82
Loans and lending commitments	9,590	(20)	496	(1,018)	—	(421)	(30)	8,597	(35)
Other debt	128	2	27	(123)	—	—	23	57	—

Total corporate and other debt	12,032	153	1,256	(1,821)	—	(422)	(304)	10,894	85
Corporate equities	417	(45)	901	(758)	—	—	39	554	(9)
Net derivative and other contracts(3):
Interest rate contracts	420	170	6	—	(5)	(139)	(430)	22	179
Credit contracts	5,814	(1,381)	63	—	(10)	(47)	(58)	4,381	(1,786)
Foreign exchange contracts	43	(99)	—	—	—	162	(40)	66	(83)
Equity contracts	(1,234)	(99)	199	(58)	(50)	(250)	50	(1,442)	(161)
Commodity contracts	570	199	4	—	(4)	37	(3)	803	101
Other	(1,090)	58	—	—	—	269	740	(23)	56

Total net derivative and other contracts	4,523	(1,152)	272	(58)	(69)	32	259	3,807	(1,694)
Investments:
Private equity funds	1,936	(7)	101	(36)	—	—	—	1,994	1
Real estate funds	1,213	52	87	(14)	—	—	—	1,338	5
Hedge funds	696	25	22	(33)	—	—	(87)	623	23
Principal investments	2,937	38	180	(65)	—	—	104	3,194	57
Other	501	(33)	34	(3)	—	—	28	527	(41)

Total investments	7,283	75	424	(151)	—	—	45	7,676	45
Physical commodities	46	—	—	—	—	(46)	—	—	—
Intangible assets	133	(34)	—	—	—	—	—	99	(34)

Liabilities at Fair Value
Commercial paper and other short-term borrowings	$2	$—	$—	$—	$13	$—	$—	$15	$—
Financial instruments sold, not yet purchased:
Other sovereign government obligations	8	—	(7)	—	—	—	—	1	—
Corporate and other debt:
Residential mortgage-backed securities	355	—	(294)	—	—	—	—	61	(61)
Corporate bonds	219	(59)	(186)	126	—	—	(25)	193	(74)
Unfunded lending commitments	85	25	—	—	—	—	—	60	25
Other debt	73	1	—	—	—	(55)	16	33	3

Total corporate and other debt	732	(33)	(480)	126	—	(55)	(9)	347	(107)
Corporate equities	1	(2)	(2)	10	—	—	(9)	2	—
Securities sold under agreements to repurchase	340	1	—	—	—	—	(153)	186	3
Other secured financings	570	(44)	—	—	12	(32)	—	594	(44)
Long-term borrowings	1,603	(173)	—	—	262	(78)	183	2,143	(171)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $75 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the quarter ended March 31, 2012 related to assets and liabilities still outstanding at March 31, 2012.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

Financial instruments owned—Net derivative and other contracts.    The net loss in Net derivative and other contracts were primarily driven by tightening of credit spreads on underlying reference entities of basket credit default swaps.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2011.

	Beginning Balance at December 31, 2010	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at March 31, 2011	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at March 31, 2011(2)
	(dollars in millions)
Assets at Fair Value
Financial instruments owned:
U.S. agency securities	$13	$—	$103	$(52)	$—	$—	$(7)	$57	$—
Other sovereign government obligations	73	—	59	—	—	—	(6)	126	—
Corporate and other debt:
State and municipal securities	110	(1)	4	(96)	—	—	(13)	4	—
Residential mortgage-backed securities	319	(58)	198	(183)	—	(1)	86	361	(21)
Commercial mortgage-backed securities	188	16	9	(30)	—	—	(51)	132	10
Asset-backed securities	13	—	12	(19)	—	—	(6)	—	—
Corporate bonds	1,368	33	255	(215)	—	—	(75)	1,366	55
Collateralized debt obligations	1,659	254	355	(595)	—	(36)	(44)	1,593	93
Loans and lending commitments	11,666	386	1,023	(643)	—	(1,024)	(190)	11,218	382
Other debt	193	(6)	1	(22)	—	—	(1)	165	(16)

Total corporate and other debt	15,516	624	1,857	(1,803)	—	(1,061)	(294)	14,839	503
Corporate equities	484	(53)	101	(98)	—	—	68	502	(18)
Net derivative and other contracts(3):
Interest rate contracts	424	169	1	—	(663)	(114)	125	(58)	100
Credit contracts	6,594	(673)	128	—	(152)	71	111	6,079	(245)
Foreign exchange rate contracts	46	(124)	—	—	—	127	(3)	46	(100)
Equity contracts	(762)	75	65	(12)	(85)	15	59	(645)	75
Commodity contracts	188	(9)	161	—	(132)	85	37	330	(4)
Other	(913)	209	—	—	(5)	205	(4)	(508)	203

Total net derivative and other contracts	5,577	(353)	355	(12)	(1,037)	389	325	5,244	29
Investments:
Private equity funds	1,986	107	32	(190)	—	—	71	2,006	95
Real estate funds	1,176	64	14	(3)	—	—	—	1,251	102
Hedge funds	901	(9)	135	(189)	—	—	33	871	(9)
Principal investments	3,131	66	202	(301)	—	—	(41)	3,057	(85)
Other	560	8	1	(14)	—	—	(157)	398	3

Total investments	7,754	236	384	(697)	—	—	(94)	7,583	106
Securities received as collateral	1	—	—	(1)	—	—	—	—	—
Intangible assets	157	(15)	3	(1)	—	—	—	144	(14)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at December 31, 2010	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at March 31, 2011	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at March 31, 2011(2)
	(dollars in millions)
Liabilities at Fair Value
Deposits	$16	$2	$—	$—	$—	$(14)	$—	$—	$—
Commercial paper and other short-term borrowings	2	—	—	—	4	(2)	—	4	—
Financial instruments sold, not yet purchased:
Corporate and other debt:
Corporate bonds	44	1	(27)	155	—	—	(21)	150	8
Collateralized debt obligations	—	1	—	3	—	—	—	2	1
Unfunded lending commitments	263	92	—	—	—	—	—	171	92
Other debt	194	—	—	—	—	—	(14)	180	—

Total corporate and other debt	501	94	(27)	158	—	—	(35)	503	101
Corporate equities	15	(1)	(8)	1	—	—	—	9	—
Obligation to return securities received as collateral	1	—	(1)	—	—	—	—	—	—
Securities sold under agreements to repurchase	351	(2)	—	—	—	(1)	—	352	(2)
Other secured financings	1,016	(12)	—	—	—	(117)	(306)	605	(12)
Long-term borrowings	1,316	(84)	—	—	141	(180)	13	1,374	(83)

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $236 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the quarter ended March 31, 2011 related to assets and liabilities still outstanding at March 31, 2011.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quantitative Information about and Sensitivity of Significant Unobservable Inputs used in Recurring Level 3 Fair Value Measurements at March 31, 2012

The disclosures below provide information on the valuation techniques, significant unobservable inputs and their ranges for each major category of assets and liabilities measured at fair value on a recurring basis with a significant Level 3 balance. The level of aggregation and breadth of products cause the range of inputs to be wide and not evenly distributed across the inventory. Further, the range of unobservable inputs may differ across firms in the financial services industry because of diversity in the types of products included in each firm’s inventory. The disclosures below also include qualitative information on the sensitivity of the fair value measurements to changes in the significant unobservable inputs.

	Balance at March 31, 2012 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range
Assets(1)
Financial instruments owned:
Corporate and other debt:
Commercial mortgage-backed securities	$127	Comparable pricing(2)	Comparable bond price / (A)	0 to 85 points
Corporate bonds	899	Comparable pricing(2)	Comparable bond price / (A)	2 to 120 points
Collateralized debt obligations	1,165	Comparable pricing(2)	Comparable bond price / (A)	15 to 82 points
		Correlation model	Credit correlation / (B)	21% to 39%
Loans and lending commitments	8,597	Corporate loan model	Credit spread / (C)	26 to 1,109 basis points
		Comparable pricing(2)	Comparable bond or loan price / (A)	10 to 100 points
Other debt	57	Comparable pricing(2)	Comparable bond price / (A)	1 to 9 points
Corporate equities(3)	554	Net asset value	Discount to net asset value / (C)	0% to 31%
		Discounted cash flow	Implied weighted average cost of capital / (C)	9% to 40%
		Market approach	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple / (A)	3 to 21 times
Net derivative and other contracts:
Interest rate contracts	22	Option model	Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 12 times
			Interest rate volatility skew / (A)(D)	-1% to 81%
Credit contracts	4,381	Comparable pricing(2)	Cash synthetic basis / (C)	0 to 10 points
			Comparable bond price / (C)	5 to 97 points
		Correlation model	Credit correlation / (B)	9% to 82%
Foreign exchange contracts	66	Option model	Interest rate - Foreign exchange correlation / (A)	5% to 68%
Equity contracts	(1,442)	Option model	At the money volatility / (C)(D)	8% to 26%
			Volatility skew / (C)(D)	-5% to 0%
			Equity - Equity correlation / (C)(D)	40% to 97%
			Equity - Foreign exchange correlation / (C)(D)	-45% to 35%
			Equity - Interest rate correlation / (C)(D)	8% to 65%
Commodity contracts	803	Option model	Forward power price / (C)(D)	$22 to $134 per Megawatt hour
			Commodity volatility / (A)(D)	13% to 113%
			Cross commodity correlation / (C)(D)	21% to 99%
Investments (3):
Principal investments	3,194	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	10% to 19%
			Exit multiple / (A)(D)	5 to 10 times
		Discounted cash flow	Capitalization rate / (C)(D)	5% to 9%
			Equity discount rate / (C)(D)	16% to 35%
		Market approach	EBITDA multiple / (A)	3 to 24 times
Other	527	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	9% to 14%
			Exit multiple / (A)(D)	4 to 10 times
		Market approach	EBITDA multiple / (A)	3 to 11 times

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at March 31, 2012 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range
Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt:
Residential mortgage-backed securities	$61	Comparable pricing(2)	Comparable bond price / (A)	0 to 100 points
Corporate bonds	193	Comparable pricing(2)	Comparable bond price / (A)	6 to 121 points
Unfunded lending commitments	60	Corporate loan model	Credit spread / (C)	45 to 1,014 basis points
Securities sold under agreements to repurchase	186	Discounted cash flow	Funding spread / (A)	45 to 300 basis points
Other secured financings	594	Comparable pricing(2)	Comparable bond price / (A)	34 to 108 points
		Discounted cash flow	Funding spread / (A)	267 to 269 basis points
Long-term borrowings	2,143	Option model	At the money volatility / (A)(D)	10% to 15%
			Volatility skew / (A)(D)	-2% to 0%
			Equity - Equity correlation / (C)(D)	70% to 97%
			Equity - Foreign exchange correlation / (A)(D)	-70% to -40%

(1)	Intangible assets consisting of MSRs of $84 million included in discontinued operations related to Saxon are excluded from the table. See Notes 1 and 20 for further information.
(2)	Prices for the identical instrument are not available and significant subjectivity may be involved when fair value is determined using pricing data available for comparable instruments.
(3)	Investments in funds measured using an unadjusted net asset value are excluded.

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Investments that Calculate Net Asset Value.

The Company’s Investments measured at fair value were $8,329 million and $8,195 million at March 31, 2012 and December 31, 2011, respectively. The following table presents information solely about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on net asset value at March 31, 2012 and December 31, 2011, respectively.

	At March 31, 2012		At December 31, 2011
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
	(dollars in millions)
Private equity funds	$1,955	$813	$1,906	$938
Real estate funds	1,310	288	1,188	448
Hedge funds(1):
Long-short equity hedge funds	511	—	545	5
Fixed income/credit-related hedge funds	23	—	124	—
Event-driven hedge funds	71	—	163	—
Multi-strategy hedge funds	336	2	335	—

Total	$4,206	$1,103	$4,261	$1,391

(1)	Fixed income/credit-related hedge funds, event-driven hedge funds, and multi-strategy hedge funds are redeemable at least on a six-month period basis primarily with a notice period of 90 days or less. At March 31, 2012, approximately 36% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 34% is redeemable every six months and 30% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at March 31, 2012 is primarily greater than six months. At December 31, 2011, approximately 38% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 32% is redeemable every six months and 30% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at December 31, 2011 is primarily greater than six months.

Private Equity Funds.    Amount includes several private equity funds that pursue multiple strategies including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments, and mezzanine capital. In addition, the funds may be structured with a focus on specific domestic or foreign geographic regions. These investments are generally not redeemable with the funds. Instead, the nature of the investments in this category is that distributions are received through the liquidation of the underlying assets of the fund. At March 31, 2012, it is estimated that 6% of the fair value of the funds will be liquidated in the next five years, another 33% of the fair value of the funds will be liquidated between five to 10 years and the remaining 61% of the fair value of the funds have a remaining life of greater than 10 years.

Real Estate Funds.    Amount includes several real estate funds that invest in real estate assets such as commercial office buildings, retail properties, multi-family residential properties, developments or hotels. In addition, the funds may be structured with a focus on specific geographic domestic or foreign regions. These investments are generally not redeemable with the funds. Distributions from each fund will be received as the underlying investments of the funds are liquidated. At March 31, 2012, it is estimated that 4% of the fair value of the funds will be liquidated within the next five years, another 40% of the fair value of the funds will be liquidated between five to 10 years and the remaining 56% of the fair value of the funds have a remaining life of greater than 10 years.

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

•

Long-short Equity Hedge Funds.    Amount includes investments in hedge funds that invest, long or short, in equities. Equity value and growth hedge funds purchase stocks perceived to be undervalued and sell stocks perceived to be overvalued. Investments representing approximately 8% of the fair value of the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions ranged from three years or less at March 31, 2012. Investments representing approximately 7% of the fair value of the investments in long-short equity hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was primarily one year or less at March 31, 2012.

•

Fixed Income/Credit-Related Hedge Funds.    Amount includes investments in hedge funds that employ long-short, distressed or relative value strategies in order to benefit from investments in undervalued or overvalued securities that are primarily debt or credit related. At March 31, 2012, investments representing approximately 17% of the fair value of the investments in fixed income/credit-related hedge funds cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily one year or less at March 31, 2012.

•

Event-Driven Hedge Funds.    Amount includes investments in hedge funds that invest in event-driven situations such as mergers, hostile takeovers, reorganizations, or leveraged buyouts. This may involve the simultaneous purchase of stock in companies being acquired and the sale of stock in its acquirer, hoping to profit from the spread between the current market price and the ultimate purchase price of the target company. At March 31, 2012, there were no restrictions on redemptions.

•

Multi-strategy Hedge Funds.    Amount includes investments in hedge funds that pursue multiple strategies to realize short- and long-term gains. Management of the hedge funds has the ability to overweight or underweight different strategies to best capitalize on current investment opportunities. At March 31, 2012, investments representing approximately 74% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily two years or less at March 31, 2012.

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models. The following tables present net gains (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarters ended March 31, 2012 and 2011, respectively.

	Principal Transactions- Trading	Interest Income (Expense)	Gains (Losses) Included in Net Revenues
	(dollars in millions)
Three Months Ended March 31, 2012
Federal funds sold and securities purchased under agreements to resell	$(4)	$1	$(3)
Deposits	10	(22)	(12)
Commercial paper and other short-term borrowings	(129)	—	(129)
Securities sold under agreements to repurchase	(2)	(1)	(3)
Long-term borrowings	(2,951)	(344)	(3,295)

Three Months Ended March 31, 2011
Deposits	$13	$(30)	$(17)
Commercial paper and other short-term borrowings	(5)	—	(5)
Securities sold under agreements to repurchase	(2)	—	(2)
Long-term borrowings	(1,266)	(290)	(1,556)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the amounts in the above table, as discussed in Note 2 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K, all of the instruments within Financial instruments owned or Financial instruments sold, not yet purchased are measured at fair value, either through the election of the fair value option, or as required by other accounting guidance. The amounts in the above table are included within Net revenues and do not reflect gains or losses on related hedging instruments, if any.

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

Gains (Losses) due to Changes in Instrument Specific Credit Risk.

	Three Months Ended March 31,
	2012	2011
	(dollars in millions)
Short-term and long-term borrowings(1)	$(1,978)	$(189)
Loans(2)	293	140
Unfunded lending commitments(3)	407	10

(1)	The change in the fair value of short-term and long-term borrowings (primarily structured notes) includes an adjustment to reflect the change in credit quality of the Company based upon observations of the Company’s secondary bond market spreads.
(2)	Instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Gains (losses) were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period end.

Net Difference between Contractual Principal Amount and Fair Value.

	Contractual Principal Amount Exceeds Fair Value
	At March 31, 2012	At December 31, 2011
	(dollars in billions)
Short-term and long-term borrowings(1)	$1.2	$2.5
Loans(2)	23.9	27.2
Loans 90 or more days past due and/or on non-accrual status(2)(3)	21.3	22.1

(1)	These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.
(2)	The majority of this difference between principal and fair value amounts emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.
(3)	The aggregate fair value of loans that were in non-accrual status, which includes all loans 90 or more days past due, was $1.5 billion and $2.0 billion at March 31, 2012 and December 31, 2011, respectively. The aggregate fair value of loans that were 90 or more days past due was $0.9 billion and $1.5 billion at March 31, 2012 and December 31, 2011, respectively.

The tables above exclude non-recourse debt from consolidated VIEs, liabilities related to failed sales of financial assets, pledged commodities and other liabilities that have specified assets attributable to them.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.

Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. These assets may include loans, equity method investments, premises and equipment, intangible assets and real estate investments.

The following tables present, by caption on the condensed consolidated statements of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for the quarters ended March 31, 2012 and 2011, respectively.

Three Months Ended March 31, 2012.

		Fair Value Measurements Using:
	Carrying Value At March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended March 31, 2012(1)
	(dollars in millions)
Loans(2)	$298	$—	$144	$154	$(6)
Other investments(3)	47	—	—	47	(3)
Premises, equipment and software costs(3)	3	—	—	3	(1)
Intangible assets(4)	2	2	—	—	(2)

Total	$350	$2	$144	$204	$(12)

(1)	Losses are recorded within Other expenses in the condensed consolidated statement of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.
(2)	Non-recurring changes in fair value for loans held for investment were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models. The non-recurring change in fair value for mortgage loans held for sale is based upon a valuation model incorporating market observable inputs.
(3)	Losses recorded were determined primarily using discounted cash flow models.
(4)	Losses were determined primarily using discounted cash flow models or a valuation technique incorporating an observable market index.

In addition to the losses included in the table above, there was a pre-tax gain of approximately $51 million (related to Other assets) included in discontinued operations in the quarter ended March 31, 2012 in connection with the planned disposition of Saxon (see Notes 1 and 20). This pre-tax gain was primarily due to the subsequent increase in fair value of Saxon, which had incurred impairment losses of $98 million in the quarter ended December 31, 2011. The fair value of Saxon was determined based on the revised purchase price agreed upon with the buyer.

There were no liabilities measured at fair value on a non-recurring basis during the quarter ended March 31, 2012.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011.

		Fair Value Measurements Using:
	Carrying Value At March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended March 31, 2011(1)
	(dollars in millions)
Loans(2)	$559	$—	$46	$513	$16
Other investments(3)	77	—	—	77	(9)
Intangible assets(4)	—	—	—	—	(3)

Total	$636	$—	$46	$590	$4

(1)	Losses are recorded within Other expenses in the condensed consolidated statement of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.
(2)	Non-recurring changes in fair value for loans held for investment were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models. The non-recurring change in fair value for mortgage loans held for sale is based upon a valuation model incorporating market observable inputs.
(3)	Losses recorded were determined primarily using discounted cash flow models.
(4)	Losses primarily related to investment management contracts, including contracts associated with FrontPoint, and were determined primarily using discounted cash flow models.

There were no liabilities measured at fair value on a non-recurring basis during the quarter ended March 31, 2011.

Financial Instruments Not Measured at Fair Value.

The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the condensed consolidated statements of financial condition. The table below excludes certain financial instruments such as equity method investments and all non-financial assets and liabilities such as the value of the long-term relationships with our deposit customers.

The carrying value of cash and cash equivalents, including Interest bearing deposits with banks, and other short-term financial instruments such as Federal funds sold and securities purchased under agreements to resell, Securities borrowed, Securities sold under agreements to repurchase, Securities loaned, certain receivables and payables arising in the ordinary course of business, certain Deposits, Commercial paper and other short-term borrowings and Other secured financings approximate fair value because of the relatively short period of time between their origination and expected maturity.

The fair value of sweep facilities whereby cash balances are swept into separate money market savings deposits and transaction accounts included within Deposits is determined from observable market data, where available. Otherwise, the fair value is determined using a standard cash flow discounting methodology.

For longer-dated Federal funds sold and securities purchased under agreements to resell, Securities borrowed, Securities sold under agreements to repurchase, Securities loaned and Other secured financings, fair value is determined using a standard cash flow discounting methodology. The inputs to the valuation include contractual cash flows and collateral funding spreads, which are estimated using various benchmarks and interest rate yield curves.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For consumer and residential real estate loans where position-specific external price data is not observable, the fair value is based on the credit risks of the borrower using a probability of default and loss given default method, discounted at the estimated external cost of funding level. The fair value of corporate loans is determined using recently executed transactions, market price quotations (where observable), implied yields from comparable debt, and market observable credit default swap spread levels along with proprietary valuation models and default recovery analysis where such transactions and quotations are unobservable.

Quoted prices are used when available for long-term borrowings. Where quoted prices are not available, fair value is determined based on current interest rates and credit spreads for debt instruments with similar terms and maturity.

Financial Instruments Not Measured at Fair Value at March 31, 2012.

	At March 31, 2012		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Financial Assets:
Cash and due from banks	$10,133	$10,133	$10,133	$—	$—
Interest bearing deposits with banks	28,592	28,592	28,592	—	—
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	30,152	30,152	30,152	—	—
Federal funds sold and securities purchased under agreements to resell	136,133	135,773	—	135,161	612
Securities borrowed	141,610	141,609	—	141,484	125
Receivables:(1)
Customers	38,962	38,962	—	38,962	—
Brokers, dealers and clearing organizations	5,718	5,718	—	5,718	—
Fees, interest and other	6,220	5,922	—	—	5,922
Loans(2)	16,729	16,791	—	1,923	14,868

Financial Liabilities:
Deposits	$64,461	$64,603	$—	$64,603	$—
Commercial paper and other short-term borrowings	696	696	—	439	257
Securities sold under agreements to repurchase	106,983	107,041	—	99,539	7,502
Securities loaned	34,431	34,913	—	34,646	267
Other secured financings	8,354	8,383	—	6,527	1,856
Payables:(1)
Customers	119,045	119,045	—	119,045	—
Brokers, dealers and clearing organizations	12,143	12,143	—	12,143	—
Long-term borrowings	133,499	127,962	—	120,471	7,491

(1)	Accrued interest, fees and dividend receivables and payables where carrying value approximates fair value have been excluded.
(2)	Includes all loans measured at fair value on a non-recurring basis.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Securities Available for Sale.

The following tables present information about the Company’s available for sale securities:

	At March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$13,680	$129	$1	$—	$13,808
U.S. agency securities	16,352	69	17	—	16,404

Total U.S. government and agency securities	30,032	198	18	—	30,212
Corporate and other debt:
Auto loan asset-backed securities	237	—	—	—	237
Corporate bonds	631	1	1	—	631
FFELP student loan asset-backed securities(1)	1,431	4	1	—	1,434

Total Corporate and other debt	2,299	5	2	—	2,302

Total debt securities available for sale	32,331	203	20	—	32,514

Equity securities available for sale	15	—	1	—	14

Total	$32,346	$203	$21	$—	$32,528

(1)	Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

	At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$13,240	$182	$—	$—	$13,422
U.S. agency securities	16,083	54	20	—	16,117
Corporate and other debt(1)	944	—	3	—	941

Total debt securities available for sale	30,267	236	23	—	30,480
Equity securities available for sale	15	—	—	—	15

Total	$30,282	$236	$23	$—	$30,495

(1)	Amounts represent FFELP student loan asset-backed securities, in which the loans are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present the fair value of investments in securities available for sale that have been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
At March 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$1,923	$1	$—	$—	$1,923	$1
U.S. agency securities	3,973	12	1,292	5	5,265	17

Total U.S. government and agency securities	5,896	13	1,292	5	7,188	18
Corporate and other debt:
Corporate bonds	458	1	—	—	458	1
FFELP student loan asset-backed securities	450	1	—	—	450	1

Total Corporate and other debt	908	2	—	—	908	2

Total debt securities available for sale	6,804	15	1,292	5	8,096	20

Equity securities available for sale	14	1	—	—	14	1

Total	$6,818	$16	$1,292	$5	$8,110	$21

	Less than 12 Months		12 Months or Longer		Total
At December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. agency securities	$6,250	$15	$1,492	$5	$7,742	$20
Corporate and other debt	679	3	—	—	679	3

Total	$6,929	$18	$1,492	$5	$8,421	$23

Gross unrealized losses are recorded in Accumulated other comprehensive income.

For the debt securities available for sale, the Company does not intend to sell these securities or expect to be required to sell these securities prior to recovery of the amortized cost basis. In addition, the Company does not expect the U.S. government and agency securities to experience a credit loss given the explicit and implicit guarantee provided by the U.S. government. The Company believes that the debt securities with an unrealized loss in Accumulated other comprehensive income were not other-than-temporarily impaired at March 31, 2012 and December 31, 2011.

For the equity securities available for sale, the Company does not intend to sell these securities or expect to be required to sell these securities prior to the recovery of the amortized cost basis. The Company believes that the equity securities with an unrealized loss in Accumulated other comprehensive income were not other-than-temporarily impaired at March 31, 2012.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the amortized cost and fair value of debt securities available for sale by contractual maturity dates at March 31, 2012.

March 31, 2012	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$2,298	$2,319	1.4%
After 1 year but through 5 years	10,214	10,314	0.9%
After 5 years	1,168	1,175	1.4%

Total	13,680	13,808

U.S. agency securities:
After 5 years	16,352	16,404

Total	16,352	16,404	1.2%

Total U.S. government and agency securities	30,032	30,212	1.1%

Corporate and other debt:
Auto loan asset-backed securities:
After 1 year but through 5 years	237	237	0.8%

Total	237	237

Corporate bonds:
Due within 1 year	43	43	0.7%
After 1 year but through 5 years	570	570	1.1%
After 5 years	18	18	1.7%

Total	631	631

FFELP student loan asset-backed securities:
After 5 years	1,431	1,434	1.2%

Total	1,431	1,434

Total Corporate and other debt	2,299	2,302	1.1%

Total debt securities available for sale	$32,331	$32,514	1.1%

See Note 6 for additional information on securities issued by VIEs, including U.S. agency residential mortgage-backed securities, auto loan asset-backed securities and FFELP student loan asset-backed securities.

The following table presents information pertaining to sales of securities available for sale during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(dollars in millions)
Gross realized gains	$1	$12

Gross realized losses	$1	$—

Proceeds of sales of securities available for sale	$—	$6,121

Gross realized gains and losses are recognized in Other revenues in the condensed consolidated statements of income.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Collateralized Transactions.

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

The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the review of margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies to reduce risk. Additionally, transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations. For these transactions, adherence to the Company’s collateral policies significantly limits the Company’s credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and, if necessary, may sell securities that have not been paid for or purchase securities sold but not delivered from customers. At March 31, 2012 and December 31, 2011, there were approximately $19.4 billion and $16.2 billion, respectively, of customer margin loans outstanding.

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

	At March 31, 2012	At December 31, 2011
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$8,795	$9,263
Other sovereign government obligations	4,128	4,047
Corporate and other debt	11,292	17,024
Corporate equities	28,719	21,664

Total	$52,934	$51,998

The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. The Company additionally receives securities as collateral in connection with certain securities-for-securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the consolidated statements of financial condition. At March 31, 2012 and December 31, 2011, the fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $586 billion and $488 billion, respectively, and the fair value of the portion that had been sold or repledged was $420 billion and $335 billion, respectively.

At March 31, 2012 and December 31, 2011, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

	At March 31, 2012	At December 31, 2011
	(dollars in millions)
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	$30,152	$29,454
Securities(1)	8,229	15,120

Total	$38,381	$44,574

(1)	Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Federal funds sold and securities purchased under agreements to resell and Financial instruments owned in the consolidated statements of financial condition.

6.	Variable Interest Entities and Securitization Activities.

The Company is involved with various special purpose entities (“SPEs”) in the normal course of business. In most cases, these entities are deemed to be VIEs.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s variable interests in VIEs include debt and equity interests, commitments, guarantees, derivative instruments and certain fees. The Company’s involvement with VIEs arises primarily from:

•

Interests purchased in connection with market-making activities, securities held in its available for sale portfolio and retained interests held as a result of securitization activities, including re-securitization transactions.

•	Guarantees issued and residual interests retained in connection with municipal bond securitizations.

•	Servicing residential and commercial mortgage loans held by VIEs.

•	Loans made to and investments in VIEs that hold debt, equity, real estate or other assets.

•	Derivatives entered into with VIEs.

•	Structuring of credit-linked notes (“CLN”) or other asset-repackaged notes designed to meet the investment objectives of clients.

•	Other structured transactions designed to provide tax-efficient yields to the Company or its clients.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Except for consolidated VIEs included in other structured financings and managed real estate partnerships in the tables below, the Company accounts for the assets held by the entities primarily in Financial instruments owned and the liabilities of the entities as Other secured financings in the condensed consolidated statements of financial condition. For consolidated VIEs included in other structured financings, the Company accounts for the assets held by the entities primarily in Premises, equipment and software costs, and Other assets in the condensed consolidated statements of financial condition. For consolidated VIEs included in managed real estate partnerships, the Company accounts for the assets held by the entities primarily in Financial instruments owned—Investments in the condensed consolidated statements of financial condition. Except for consolidated VIEs included in other structured financings, the assets and liabilities are measured at fair value, with changes in fair value reflected in earnings.

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

The following tables present information at March 31, 2012 and December 31, 2011 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis.

	At March 31, 2012
	Mortgage and Asset-backed Securitizations	Collateralized Debt Obligations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$1,977	$129	$2,308	$896	$2,796
VIE liabilities	$1,304	$65	$115	$2,611	$549

	At December 31, 2011
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$2,414	$102	$2,207	$918	$1,937
VIE liabilities	$1,699	$69	$102	$2,576	$556

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s liabilities. At March 31, 2012 and December 31, 2011, managed real estate partnerships reflected noncontrolling

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interests in the Company’s condensed consolidated financial statements of $1,719 million and $1,653 million, respectively. The Company also had additional maximum exposure to losses of approximately $194 million and $200 million at March 31, 2012 and December 31, 2011, respectively. This additional exposure related primarily to certain derivatives (e.g., instead of purchasing senior securities, the Company has sold credit protection to synthetic CDOs through credit derivatives that are typically related to the most senior tranche of the CDO) and commitments, guarantees and other forms of involvement.

The following tables present information about certain non-consolidated VIEs in which the Company had variable interests at March 31, 2012 and December 31, 2011. The tables include all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. Most of the VIEs included in the tables below are sponsored by unrelated parties; the Company’s involvement generally is the result of the Company’s secondary market-making activities or through securities held in its available for sale portfolio (see Note 4).

	At March 31, 2012
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$195,492	$20,910	$6,650	$1,899	$28,678
Maximum exposure to loss:
Debt and equity interests(2)	$16,785	$748	$134	$937	$2,436
Derivative and other contracts	92	98	4,133	—	1,102
Commitments, guarantees and other	592	—	—	775	990

Total maximum exposure to loss	$17,469	$846	$4,267	$1,712	$4,528

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$16,785	$748	$134	$596	$2,436
Derivative and other contracts	91	42	7	—	338

Total carrying value of exposure to loss—Assets	$16,876	$790	$141	$596	$2,774

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$13	$3	$1	$—	$128
Commitments, guarantees and other	—	—	—	13	168

Total carrying value of exposure to loss—Liabilities	$13	$3	$1	$13	$296

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $11.3 billion of residential mortgages; $55.4 billion of commercial mortgages; $110.3 billion of U.S. agency collateralized mortgage obligations; and $18.5 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $0.7 billion of residential mortgages; $0.9 billion of commercial mortgages; $13.5 billion of U.S. agency collateralized mortgage obligations; and $1.7 billion of other consumer or commercial loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2011
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$231,110	$7,593	$6,833	$1,944	$20,997
Maximum exposure to loss:
Debt and equity interests(2)	$16,469	$491	$201	$978	$2,413
Derivative and other contracts	103	843	4,141	—	1,209
Commitments, guarantees and other	208	—	—	804	561

Total maximum exposure to loss	$16,780	$1,334	$4,342	$1,782	$4,183

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$16,469	$491	$201	$640	$2,413
Derivative and other contracts	101	657	24	—	338

Total carrying value of exposure to loss—Assets	$16,570	$1,148	$225	$640	$2,751

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$13	$159	$—	$—	$114
Commitments, guarantees and other	—	—	—	14	176

Total carrying value of exposure to loss—Liabilities	$13	$159	$—	$14	$290

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $9.1 billion of residential mortgages; $81.7 billion of commercial mortgages; $121.6 billion of U.S. agency collateralized mortgage obligations; and $18.7 billion of other consumer or commercial loans. Prior period amounts were adjusted to conform to the current period’s presentation.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $0.6 billion of residential mortgages; $1.1 billion of commercial mortgages; $13.5 billion of U.S. agency collateralized mortgage obligations; and $1.3 billion of other consumer or commercial loans. Prior period amounts were adjusted to conform to the current period’s presentation.

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

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $3.7 billion at March 31, 2012. These securities were either retained in connection with transfers of assets by the Company, acquired in connection with secondary market-making activities or held in the Company’s available for sale portfolio.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities issued by securitization SPEs consist of $0.7 billion of securities backed primarily by residential mortgage loans, $1.0 billion of securities backed by U.S. agency collateralized mortgage obligations, $0.8 billion of securities backed by commercial mortgage loans, $0.6 billion of securities backed by collateralized debt obligations or collateralized loan obligations and $0.6 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. The Company’s primary risk exposure is to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Financial instruments owned—Corporate and other debt or Securities available for sale and are measured at fair value. The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Company’s maximum exposure to loss generally equals the fair value of the securities owned.

The Company’s transactions with VIEs primarily include securitizations, municipal tender option bond trusts, credit protection purchased through CLNs, other structured financings, collateralized loan and debt obligations, equity-linked notes, managed real estate partnerships and asset management investment funds. The Company’s continuing involvement in VIEs that it does not consolidate can include ownership of retained interests in Company-sponsored transactions, interests purchased in the secondary market (both for Company-sponsored transactions and transactions sponsored by third parties), derivatives with securitization SPEs (primarily interest rate derivatives in commercial mortgage and residential mortgage securitizations and credit derivatives in which the Company has purchased protection in synthetic CDOs), and as servicer in residential mortgage securitizations in the U.S. and Europe and commercial mortgage securitizations in Europe. Such activities are further described in Note 7 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K.

Transfers of Assets with Continuing Involvement.

The following tables present information at March 31, 2012 regarding transactions with SPEs in which the Company, acting as principal, transferred financial assets with continuing involvement and received sales treatment.

	At March 31, 2012
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other
	(dollars in millions)
SPE assets (unpaid principal balance)(1)	$40,715	$78,844	$23,591	$13,824
Retained interests (fair value):
Investment grade	$13	$20	$493	$3
Non-investment grade	113	51	—	1,549

Total retained interests (fair value)	$126	$71	$493	$1,552

Interests purchased in the secondary market (fair value):
Investment grade	$24	$227	$60	$394
Non-investment grade	153	76	—	13

Total interests purchased in the secondary market (fair value)	$177	$303	$60	$407

Derivative assets (fair value)	$12	$1,214	$—	$151
Derivative liabilities (fair value)	$28	$23	$—	$392

(1)	Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At March 31, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$526	$3	$529
Non-investment grade	—	154	1,559	1,713

Total retained interests (fair value)	$—	$680	$1,562	$2,242

Interests purchased in the secondary market (fair value):
Investment grade	$—	$705	$—	$705
Non-investment grade	—	223	19	242

Total interests purchased in the secondary market (fair value)	$—	$928	$19	$947

Derivative assets (fair value)	$—	$745	$632	$1,377
Derivative liabilities (fair value)	$—	$380	$63	$443

The following tables present information at December 31, 2011 regarding transactions with SPEs in which the Company, acting as principal, transferred assets with continuing involvement and received sales treatment.

	At December 31, 2011
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other
	(dollars in millions)
SPE assets (unpaid principal balance)(1)	$41,977	$85,333	$33,728	$14,315
Retained interests (fair value):
Investment grade	$14	$22	$1,151	$2
Non-investment grade	106	44	—	1,545

Total retained interests (fair value)	$120	$66	$1,151	$1,547

Interests purchased in the secondary market (fair value):
Investment grade	$45	$164	$20	$411
Non-investment grade	149	82	—	11

Total interests purchased in the secondary market (fair value)	$194	$246	$20	$422

Derivative assets (fair value)	$18	$1,200	$—	$223
Derivative liabilities (fair value)	$30	$31	$—	$510

(1)	Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2011
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$1,186	$3	$1,189
Non-investment grade	—	74	1,621	1,695

Total retained interests (fair value)	$—	$1,260	$1,624	$2,884

Interests purchased in the secondary market (fair value):
Investment grade	$—	$638	$2	$640
Non-investment grade	—	126	116	242

Total interests purchased in the secondary market (fair value)	$—	$764	$118	$882

Derivative assets (fair value)	$—	$869	$572	$1,441
Derivative liabilities (fair value)	$—	$541	$30	$571

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

Net gains on sales of assets in securitization transactions at the time of the sale were not material in the quarters ended March 31, 2012 and 2011.

During the quarters ended March 31, 2012 and 2011, the Company received proceeds from new securitization transactions of $6.0 billion and $7.9 billion, respectively. During the quarters ended March 31, 2012 and 2011, the Company received proceeds from cash flows from retained interests in securitization transactions of $1.7 billion and $2.4 billion, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the carrying value (equal to fair value) of assets and liabilities resulting from transfers of financial assets treated by the Company as secured financings:

	At March 31, 2012		At December 31, 2011
	Carrying Value of		Carrying Value of
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Commercial mortgage loans	$111	$111	$121	$121
Credit-linked notes	318	268	383	339
Equity-linked transactions	812	778	1,243	1,214
Other	90	90	75	74

Mortgage Servicing Activities.

Mortgage Servicing Rights.    The Company may retain servicing rights to certain mortgage loans that are sold. These transactions create an asset referred to as MSRs, which totaled approximately $99 million and $133 million at March 31, 2012 and December 31, 2011, respectively, and are included within Intangible assets and carried at fair value in the condensed consolidated statements of financial condition.

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

The Company provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets and are recorded at cost, net of allowances. Advances at March 31, 2012 and December 31, 2011 totaled approximately $1.2 billion and $1.3 billion, respectively, net of allowances of $5 million and $14 million at March 31, 2012 and December 31, 2011, respectively.

The following tables present information about the Company’s mortgage servicing activities for SPEs to which the Company transferred loans at March 31, 2012 and December 31, 2011:

	At March 31, 2012
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs	Commercial Mortgage Consolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$9,545	$2,119	$6,157	$924
Amounts past due 90 days or greater (unpaid principal balance)(1)	$2,867	$339	$—	$—
Percentage of amounts past due 90 days or greater(1)	30.0%	16.0%	—	—
Credit losses	$167	$18	$—	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2011
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs	Commercial Mortgage Consolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$9,821	$2,180	$5,750	$1,596
Amounts past due 90 days or greater (unpaid principal balance)(1)	$3,087	$354	$—	$—
Percentage of amounts past due 90 days or greater(1)	31.4%	16.2%	—	—
Credit losses	$631	$81	$—	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

The Company also serviced residential and commercial mortgage loans for SPEs sponsored by unrelated parties with unpaid principal balances totaling $10 billion and $11 billion at March 31, 2012 and December 31, 2011, respectively.

The agreement to sell Saxon assets includes MSRs which totaled approximately $84 million and approximately $119 million at March 31, 2012 and December 31, 2011, respectively. After the completion of this asset sale, the Company will retain the servicing rights for residential mortgage loans held by consolidated SPEs with an unpaid principal balance of approximately $836 million and approximately $872 million at March 31, 2012 and December 31, 2011, respectively (see Notes 1 and 20).

7.	Financing Receivables.

Loans held for investment.

The Company’s loans held for investment are recorded at amortized cost and classified as Loans in the condensed consolidated statements of financial condition.

The Company’s loans held for investment at March 31, 2012 and December 31, 2011 included the following:

	At March 31, 2012	At December 31, 2011
	(dollars in millions)
Commercial and industrial	$5,358	$5,083
Consumer loans	5,462	5,170
Residential real estate loans	5,092	4,674
Wholesale real estate loans	406	328

Total loans held for investment(1)	$16,318	$15,255

(1)	Amounts are net of allowances of $26 million and $17 million at March 31, 2012 and December 31, 2011, respectively.

The above table does not include loans held for sale of $411 million and $114 million at March 31, 2012 and December 31, 2011, respectively.

The Company’s Credit Risk Management Department evaluates new obligors before credit transactions are initially approved, and at least annually thereafter for consumer and industrial loans. For corporate and

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commercial loans, credit evaluations typically involve the evaluation of financial statements, assessment of leverage, liquidity, capital strength, asset composition and quality, market capitalization and access to capital markets, cash flow projections and debt service requirements, and the adequacy of collateral, if applicable. The Company’s Credit Risk Management Department will also evaluate strategy, market position, industry dynamics, obligor’s management and other factors that could affect the obligor’s risk profile. For residential real estate and consumer loans, the initial credit evaluation includes, but is not limited to, review of the obligor’s income, net worth, liquidity, collateral, loan-to-value ratio, and credit bureau information. Subsequent credit monitoring for residential real estate loans is performed at the portfolio level. Consumer loan collateral values are monitored on an ongoing basis.

At March 31, 2012, the Company collectively evaluated for impairment, gross of the allowance, commercial and industrial loans, consumer loans, residential real estate loans and wholesale real estate loans of $5,326 million, $5,465 million, $5,094 million and $373 million, respectively. The Company individually evaluated for impairment, gross of the allowance, commercial and industrial loans and wholesale real estate loans of $52 million and $34 million, respectively. Commercial and industrial loans of approximately $31 million and wholesale real estate loans of approximately $34 million were impaired at March 31, 2012. Approximately 99% of the Company’s loan portfolio was current at March 31, 2012.

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

The Company assigned an internal grade of “doubtful” to certain commercial asset-backed and wholesale real estate loans totaling $35 million and $87 million at March 31, 2012 and December 31, 2011, respectively. Doubtful loans can be classified as current if the borrower is making payments in accordance with the loan agreement. The Company assigned an internal grade of “pass” to the majority of its remaining loan portfolio.

For a description of the Company’s loan portfolio and credit quality indicators utilized in its credit monitoring process, see Note 8 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K.

Employee Loans.

Employee loans are granted primarily in conjunction with a program established in the Global Wealth Management Group business segment to retain and recruit certain employees. These loans are recorded in Receivables—Fees, interest and other in the consolidated statements of financial condition. These loans are full recourse, generally require periodic payments and have repayment terms ranging from one to 12 years. The Company establishes a reserve for loan amounts it does not consider recoverable from terminated employees, which is recorded in Compensation and benefits expense. At March 31, 2012, the Company had $6,053 million of employee loans, net of an allowance of approximately $131 million. At December 31, 2011, the Company had $5,610 million of employee loans, net of an allowance of approximately $119 million.

The Company has also granted loans to other employees primarily in conjunction with certain after-tax leveraged investment arrangements. At March 31, 2012, the balance of these loans was $167 million, net of an allowance of

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $131 million. At December 31, 2011, the balance of these loans was $162 million, net of an allowance of approximately $133 million. The Company establishes a reserve for non-recourse loan amounts not recoverable from employees, which is recorded in Other expense.

Collateralized Transactions.

In certain instances, the Company enters into reverse repurchase agreements and securities borrowed transactions to acquire securities to cover short positions, to settle other securities obligations and to accommodate customers’ needs. The Company also engages in securities financing transactions for customers through margin lending (see Note 5).

Servicing Advances.

As part of its servicing activities, the Company may make servicing advances to the extent that it believes that such advances will be reimbursed (see Note 6).

8.	Goodwill and Net Intangible Assets.

The Company tests goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level, which is generally at the level of or one level below its business segments. For both the annual and interim tests, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if the Company concludes otherwise, then it is required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques the Company believes market participants would use for each of the reporting units.

The estimated fair values of the reporting units are generally determined utilizing methodologies that incorporate price-to-book and price-to-earnings multiples of certain comparable companies. The Company also utilizes a discounted cash flow methodology for certain reporting units.

The Company completed its annual goodwill impairment testing at July 1, 2011. The Company’s testing did not indicate any goodwill impairment. Due to the volatility in the equity markets, the economic outlook and the Company’s common shares trading below book value during the quarter ended March 31, 2012, the Company performed additional impairment testing at March 31, 2012, which did not result in any goodwill impairment. Adverse market or economic events could result in impairment charges in future periods.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill.

Changes in the carrying amount of the Company’s goodwill, net of accumulated impairment losses for the quarter ended March 31, 2012, were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Goodwill at December 31, 2011(1)	$330	$5,616	$740	$6,686
Foreign currency translation adjustments and other	14	—	—	14

Goodwill at March 31, 2012(1)	$344	$5,616	$740	$6,700

(1)	The amount of the Company’s goodwill before accumulated impairments of $700 million, which included $673 million related to the Institutional Securities business segment and $27 million related to the Asset Management business segment, was $7,400 million and $7,386 million at March 31, 2012 and December 31, 2011, respectively.

Net Intangible Assets.

Changes in the carrying amount of the Company’s intangible assets for the quarter ended March 31, 2012 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Amortizable net intangible assets at December 31, 2011	$229	$3,641	$2	$3,872
Mortgage servicing rights (see Note 6)	122	11	—	133
Indefinite-lived intangible assets	—	280	—	280

Net intangible assets at December 31, 2011	$351	$3,932	$2	$4,285

Amortizable net intangible assets at December 31, 2011	$229	$3,641	$2	$3,872
Foreign currency translation adjustments and other	3	—	—	3
Amortization expense	(4)	(80)	—	(84)
Impairment losses(1)	(2)	—	—	(2)
Intangible assets acquired during the period	2	—	—	2

Amortizable net intangible assets at March 31, 2012	228	3,561	2	3,791
Mortgage servicing rights (see Note 6)	87	12	—	99
Indefinite-lived intangible assets	—	280	—	280

Net intangible assets at March 31, 2012	$315	$3,853	$2	$4,170

(1)	Impairment losses are recorded within Other expenses.

9.	Long-Term Borrowings and Other Secured Financings.

The Company’s long-term borrowings included the following components:

	At March 31, 2012	At December 31, 2011
	(dollars in millions)
Senior debt	$167,986	$175,471
Subordinated debt	3,899	3,910
Junior subordinated debentures	4,838	4,853

Total	$176,723	$184,234

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the quarter ended March 31, 2012, the Company issued notes with a principal amount of approximately $5 billion. During the quarter ended March 31, 2012, approximately $16 billion of notes were matured or retired.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.3 years and 5.0 years at March 31, 2012 and December 31, 2011, respectively.

FDIC’s Temporary Liquidity Guarantee Program.

At March 31, 2012 and December 31, 2011, the Company had long-term debt outstanding of $4.7 billion and $12.1 billion, respectively, under the Temporary Liquidity Guarantee Program (“TLGP”). The issuance of debt under the TLPG expired on December 31, 2010, but the existing long-term debt outstanding is guaranteed until June 30, 2012. These borrowings are senior unsecured debt obligations of the Company and guaranteed by the FDIC under the TLGP. The FDIC has concluded that the guarantee is backed by the full faith and credit of the U.S. government.

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

The Company’s other secured financings consisted of the following:

	At March 31, 2012	At December 31, 2011
	(dollars in millions)
Secured financings with original maturities greater than one year	$19,883	$18,696
Secured financings with original maturities one year or less	305	275
Failed sales(1)	1,247	1,748

Total(2)	$21,435	$20,719

(1)	For more information on failed sales, see Note 6.
(2)	Amounts include $13,081 million and $14,594 million at fair value at March 31, 2012 and December 31, 2011, respectively.

10.	Derivative Instruments and Hedging Activities.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s derivative products consist of the following:

	At March 31, 2012		At December 31, 2011
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Exchange traded derivative products	$3,882	$6,071	$4,103	$4,969
OTC derivative products	36,134	36,694	43,961	41,484

Total	$40,016	$42,765	$48,064	$46,453

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

In connection with its OTC derivative activities, the Company generally enters into master netting agreements and collateral arrangements with counterparties. These agreements provide the Company with the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default.

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at March 31, 2012 and December 31, 2011, respectively. Fair value is presented in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned at March 31, 2012(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post-Collateral
Credit Rating(2)	Less than 1	1 - 3	3 - 5	Over 5
	(dollars in millions)
AAA	$224	$1,058	$1,276	$7,837	$(5,813)	$4,582	$4,408
AA	2,983	5,988	5,226	16,675	(22,926)	7,946	5,959
A	6,867	5,478	10,791	28,012	(41,189)	9,959	6,769
BBB	3,456	3,638	2,838	14,690	(16,673)	7,949	6,544
Non-investment grade	2,931	2,991	1,832	4,216	(6,272)	5,698	3,144

Total	$16,461	$19,153	$21,963	$71,430	$(92,873)	$36,134	$26,824

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared derivatives. The table does not include listed derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

OTC Derivative Products—Financial Instruments Owned at December 31, 2011(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post-Collateral
Credit Rating(2)	Less than 1	1 - 3	3 - 5	Over 5
	(dollars in millions)
AAA	$621	$1,615	$1,586	$10,375	$(7,513)	$6,684	$6,389
AA	5,578	7,547	5,972	21,068	(31,074)	9,091	7,048
A	7,576	5,538	10,224	27,417	(41,608)	9,147	7,117
BBB	4,437	4,448	3,231	17,758	(17,932)	11,942	10,337
Non-investment grade	2,819	2,949	2,703	5,084	(6,458)	7,097	4,158

Total	$21,031	$22,097	$23,716	$81,702	$(104,585)	$43,961	$35,049

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared derivatives. The table does not include listed derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

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

	Assets at March 31, 2012		Liabilities at March 31, 2012
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$7,759	$72,728	$—	$—
Foreign exchange contracts	392	12,845	148	9,692

Total derivatives designated as accounting hedges	8,151	85,573	148	9,692

Derivatives not designated as accounting hedges(1):
Interest rate contracts	783,760	20,207,486	762,593	19,864,081
Credit contracts	99,996	2,382,764	93,766	2,331,035
Foreign exchange contracts	47,707	1,718,721	50,783	1,803,265
Equity contracts	46,538	673,987	51,149	689,748
Commodity contracts	40,116	430,298	40,506	385,031
Other	61	3,448	72	6,058

Total derivatives not designated as accounting hedges	1,018,178	25,416,704	998,869	25,079,218

Total derivatives	$1,026,329	$25,502,277	$999,017	$25,088,910
Cash collateral netting	(68,587)	—	(38,526)	—
Counterparty netting	(917,726)	—	(917,726)	—

Total derivatives	$40,016	$25,502,277	$42,765	$25,088,910

(1)	Notional amounts include net notionals related to long and short futures contracts of $85 billion and $75 billion, respectively. The variation margin on these futures contracts (excluded from the table above) of $189 million and $36 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Assets at December 31, 2011		Liabilities at December 31, 2011
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$8,151	$71,706	$—	$—
Foreign exchange contracts	348	12,222	57	7,111

Total derivatives designated as accounting hedges	8,499	83,928	57	7,111

Derivatives not designated as accounting hedges(1):
Interest rate contracts	904,725	21,099,876	880,027	21,005,733
Credit contracts	138,791	2,466,623	130,726	2,428,042
Foreign exchange contracts	61,995	1,582,364	64,691	1,604,493
Equity contracts	46,287	603,290	48,286	595,146
Commodity contracts	39,778	411,661	39,998	374,594
Other	598	11,662	2,275	24,905

Total derivatives not designated as accounting hedges	1,192,174	26,175,476	1,166,003	26,032,913

Total derivatives	$1,200,673	$26,259,404	$1,166,060	$26,040,024
Cash collateral netting	(77,938)	—	(44,936)	—
Counterparty netting	(1,074,671)	—	(1,074,671)	—

Total derivatives	$48,064	$26,259,404	$46,453	$26,040,024

(1)	Notional amounts include net notionals related to long and short futures contracts of $77 billion and $66 billion, respectively. The variation margin on these futures contracts (excluded from the table above) of $605 million and $37 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the condensed consolidated statements of financial condition.

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for the quarters ended March 31, 2012 and 2011, respectively.

Derivatives Designated as Fair Value Hedges.

The following table presents gains (losses) reported on derivative instruments and the related hedge item as well as the hedge ineffectiveness included in Interest expense in the condensed consolidated statements of income from interest rate contracts:

	Gains (Losses) Recognized
	Three Months Ended March 31,
Product Type	2012	2011
	(dollars in millions)
Derivatives	$(546)	$(1,095)
Borrowings	698	1,258

Total	$152	$163

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives Designated as Net Investment Hedges.

	Gains (Losses) Recognized in OCI (effective portion)
	Three Months Ended March 31,
Product Type	2012	2011
	(dollars in millions)
Foreign exchange contracts(1)	$21	$(126)

Total	$21	$(126)

(1)	Losses of $66 million and $47 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarters ended March 31, 2012 and 2011, respectively.

The table below summarizes gains (losses) on derivative instruments not designated as accounting hedges for the quarters ended March 31, 2012 and 2011, respectively:

	Gains (Losses) Recognized in Income(1)(2)
	Three Months Ended March 31,
Product Type	2012	2011
	(dollars in millions)
Interest rate contracts	$1,607	$925
Credit contracts	(672)	(697)
Foreign exchange contracts	595	(339)
Equity contracts	(828)	(1,319)
Commodity contracts	(576)	(271)
Other contracts	55	208

Total derivative instruments	$181	$(1,493)

(1)	Gains (losses) on derivative contracts not designated as hedges are primarily included in Principal transactions—Trading.
(2)	Gains (losses) associated with certain derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Principal transactions—Trading.

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $42 million and $53 million at March 31, 2012 and December 31, 2011, respectively, and a notional value of $3,299 million and $3,312 million at March 31, 2012 and December 31, 2011, respectively. The Company recognized gains of $7 million and losses of $19 million related to changes in the fair value of its bifurcated embedded derivatives for the quarters ended March 31, 2012 and 2011, respectively.

At March 31, 2012 and December 31, 2011, the amount of payables associated with cash collateral received that was netted against derivative assets was $68.6 billion and $77.9 billion, respectively, and the amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $38.5 billion and $44.9 billion, respectively. Cash collateral receivables and payables of $276 million and $32 million, respectively, at March 31, 2012 and $268 million and $9 million, respectively, at December 31, 2011, were not offset against certain contracts that did not meet the definition of a derivative.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit-Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit ratings downgrade. At March 31, 2012, the aggregate fair value of OTC derivative contracts that contain credit-risk-related contingent features that are in a net liability position totaled $34,669 million, for which the Company has posted collateral of $28,717 million, in the normal course of business. The long-term credit ratings on the Company by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”) are currently at different levels (commonly referred to as “split ratings”). At March 31, 2012, the following are the amounts of additional collateral termination payments or other contractual amounts that could be called by counterparties under the terms of such agreements in the event of a downgrade of the Company’s long-term credit rating under various scenarios: $135 million (A3 Moody’s/A- S&P) and $3,432 million (Baa1 Moody’s/ BBB+ S&P). Of these amounts, $2,883 million at March 31, 2012 related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

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

The tables below summarize the notional and fair value of protection sold and protection purchased through credit default swaps at March 31, 2012 and December 31, 2011:

	At March 31, 2012
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$1,285,767	$21,182	$1,266,956	$(20,328)
Index and basket credit default swaps	716,615	13,068	548,335	(11,560)
Tranched index and basket credit default swaps	349,543	8,100	546,583	(16,692)

Total	$2,351,925	$42,350	$2,361,874	$(48,580)

	At December 31, 2011
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$1,325,045	$47,045	$1,315,333	$(45,345)
Index and basket credit default swaps	787,228	29,475	601,452	(24,373)
Tranched index and basket credit default swaps	320,131	17,109	545,476	(31,976)

Total	$2,432,404	$93,629	$2,462,261	$(101,694)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the credit ratings and maturities of protection sold through credit default swaps and other credit contracts at March 31, 2012:

	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$1,733	$5,488	$16,458	$10,828	$34,507	$673
AA	11,876	19,269	23,462	12,448	67,055	603
A	77,436	116,747	85,603	46,123	325,909	4,760
BBB	139,019	207,126	113,761	57,297	517,203	(2,771)
Non-investment grade	95,683	124,621	79,016	41,773	341,093	17,917

Total	325,747	473,251	318,300	168,469	1,285,767	21,182

Index and basket credit default swaps(3):
AAA	49,836	68,416	48,295	26,424	192,971	(1,688)
AA	3,945	7,973	10,567	9,691	32,176	202
A	4,023	11,023	29,450	16,832	61,328	1,708
BBB	8,605	82,109	186,346	77,980	355,040	1,519
Non-investment grade	111,557	119,125	125,080	68,881	424,643	19,427

Total	177,966	288,646	399,738	199,808	1,066,158	21,168

Total credit default swaps sold	$503,713	$761,897	$718,038	$368,277	$2,351,925	$42,350

Other credit contracts(4)(5)	$186	$1,125	$527	$2,721	$4,559	$(1,787)

Total credit derivatives and other credit contracts	$503,899	$763,022	$718,565	$370,998	$2,356,484	$40,563

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the terms of the contracts.
(3)	Credit ratings are calculated internally.
(4)	Other credit contracts include CLNs, CDOs and credit default swaps that are considered hybrid instruments.
(5)	Fair value amount shown represents the fair value of the hybrid instruments.

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

Purchased Credit Protection with Identical Underlying Reference Obligations.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $2.0 trillion and $1.9 trillion at March 31, 2012 and December 31, 2011, compared with a notional amount of approximately $1.8 trillion and $2.1 trillion, at March 31, 2012 and December 31, 2011, respectively, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations.

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

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at March 31, 2012 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at March 31, 2012
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$2,068	$12	$6	$—	$2,086
Investment activities	1,160	238	44	274	1,716
Primary lending commitments—investment grade(1)(2)	10,181	9,854	31,778	1,997	53,810
Primary lending commitments—non-investment grade(2)	2,182	2,789	9,981	897	15,849
Secondary lending commitments(3)	56	203	20	112	391
Commitments for secured lending transactions	1,299	251	198	—	1,748
Forward starting reverse repurchase agreements and securities borrowing agreements(4)	74,317	—	—	—	74,317
Commercial and residential mortgage-related commitments	1,378	26	201	450	2,055
Other commitments	1,262	248	5	1	1,516

Total	$93,903	$13,621	$42,233	$3,731	$153,488

(1)	This amount includes commitments to asset-backed commercial paper conduits of $275 million at March 31, 2012, of which $138 million have maturities of less than one year and $137 million of which have maturities of one to three years.
(2)	This amount includes $12.2 billion of investment grade and $3.5 billion of non-investment grade unfunded commitments accounted for as held for investment and $68 million of investment grade and $191 million of non-investment grade unfunded commitments accounted for as held for sale at March 31, 2012. The remainder of these lending commitments are carried at fair value.
(3)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 3).
(4)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to March 31, 2012 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and of the amount at March 31, 2012, $70.7 billion settled within three business days.

For further description of these commitments, refer to Note 13 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at March 31, 2012:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)	$503,713	$761,897	$718,038	$368,277	$2,351,925	$42,350	$—
Other credit contracts	186	1,125	527	2,721	4,559	(1,787)	—
Non-credit derivative contracts(1)	1,084,120	889,974	375,232	424,365	2,773,691	85,784	—
Standby letters of credit and other financial guarantees issued(2)(3)	1,247	1,704	1,253	5,604	9,808	(141)	6,788
Market value guarantees	—	51	188	553	792	13	89
Liquidity facilities	4,827	305	37	67	5,236	(7)	6,552
Whole loan sales representations and warranties	—	—	—	24,366	24,366	79	—
Securitization representations and warranties	—	—	—	78,029	78,029	35	—
General partner guarantees	83	18	25	156	282	77	—

(1)	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 10.
(2)	Approximately $2.6 billion of standby letters of credit are also reflected in the “Commitments” table in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Financial instruments owned or Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition.
(3)	Amounts include guarantees issued by consolidated real estate funds sponsored by the Company of approximately $225 million. These guarantees relate to obligations of the fund’s investee entities, including guarantees related to capital expenditures and principal and interest debt payments. Accrued losses under these guarantees of approximately $7 million are reflected as a reduction of the carrying value of the related fund investments, which are reflected in Financial instruments owned—Investments on the condensed consolidated statement of financial condition.

For further description of these guarantees, refer to Note 13 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K.

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

•

Trust Preferred Securities.    The Company has established Morgan Stanley Capital Trusts for the limited purpose of issuing trust preferred securities to third parties and lending the proceeds to the Company in exchange for junior subordinated debentures. The Company has directly guaranteed the repayment of the trust preferred securities to the holders thereof to the extent that the Company has made payments to a Morgan Stanley Capital Trust on the junior subordinated debentures. In the event that the Company does not make payments to a Morgan Stanley Capital Trust, holders of such series of trust preferred securities would not be able to rely upon the guarantee for payment of those amounts. The Company has not recorded any liability in the condensed consolidated financial statements for these guarantees and believes that the occurrence of any events (i.e., non-performance on the part of the paying agent) that would trigger payments under these contracts is remote. See Note 15 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K for details on the Company’s junior subordinated debentures.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Contingencies.

Legal.    In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or are in financial distress. These actions have included, but are not limited to, residential mortgage and credit crisis related matters. Over the last several years, the level of litigation and investigatory activity focused on residential mortgage and credit crisis related matters has increased materially in the financial services industry. As a result, the Company expects that it may become the subject of increased claims for damages and other relief regarding residential mortgages and related securities in the future and, while the Company has identified below any individual proceedings where the Company believes a material loss to be reasonably possible and reasonably estimable, there can be no assurance that material losses will not be incurred from claims that have not yet been notified to the Company or are not yet determined to be probable or possible and reasonably estimable losses.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints were filed on June 10, 2010. The complaints allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The original amount of the certificates allegedly sold to plaintiff by the Company in these cases was approximately $980 million collectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over these cases dismissed the federal securities law claims against the Company, but denied the Company’s motion to dismiss with respect to other claims. At March 31, 2012, the current unpaid balance of the mortgage pass through certificates at issue in these cases was approximately $398 million and the certificates had not yet incurred losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $398 million unpaid balance of these certificates and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and would be entitled to an offset for interest received by the plaintiff prior to a judgment.

12.	Regulatory Requirements.

Morgan Stanley.    The Company is a financial holding company under the Bank Holding Company Act of 1956, as amended, and is subject to the regulation and oversight of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Federal Reserve establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance with such capital requirements. The Office of the Comptroller of the Currency establishes similar capital requirements and standards for the Company’s national bank subsidiaries.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2009, the Basel Committee released proposals on risk-based capital, leverage and liquidity standards, known as “Basel III”. Basel III contains new capital standards that raise the quality of capital and strengthen counterparty credit risk capital requirements and introduces a leverage ratio as a supplemental measure to the risk-based ratio. Basel III includes a new capital conservation buffer, which imposes a common equity requirement above the new minimum that can be depleted under stress, subject to restrictions on capital actions, a new additional loss absorbency capital requirement for global systemically important banks (“GSIB”), such as the Company, and a new countercyclical buffer, which regulators can activate during periods of excessive credit growth in their jurisdiction. The Basel III proposals complement an earlier proposal for revisions to the market risk framework that increases capital requirements for securitizations within the Company’s trading book. In 2011, the U.S. regulators issued proposed rules that are intended to implement certain aspects of the market risk framework proposals. While precise dates for the implementation of the new requirements in the U.S. have not been announced, the U.S. regulators will require implementation of Basel III subject to an extended phase-in period.

At March 31, 2012, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 16.8% and total capital to RWAs of 18.1% (6% and 10% being well-capitalized for regulatory purposes, respectively). In addition, financial holding companies are subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the year. At March 31, 2012, the Company was in compliance with this leverage restriction, with a Tier 1 leverage ratio of 7.0% (5% being well-capitalized for regulatory purposes).

At March 31, 2012, the Company calculated its RWAs in accordance with the regulatory capital requirements of the Federal Reserve, which is consistent with guidelines described under Basel I. RWAs reflect both on and off-balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations.

The following table summarizes the capital measures for the Company:

	March 31, 2012		December 31, 2011
	Balance	Ratio	Balance	Ratio
	(dollars in millions)
Tier 1 common capital(1)(2)	$42,151	13.3%	$39,785	12.7%
Tier 1 capital(2)	53,527	16.8%	51,114	16.3%
Total capital(2)	57,587	18.1%	54,956	17.5%
RWAs(2)	317,693	—	314,055	—
Adjusted average assets(2)	760,071	—	769,578	—
Tier 1 leverage(2)	—	7.0%	—	6.6%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
Tier 1 common capital ratio equals Tier 1 common capital divided by RWAs. On December 30, 2011, the Federal Reserve formalized regulatory definitions for Tier 1 common capital and Tier 1 common capital ratio. The Federal Reserve defined Tier 1 common capital as Tier 1 capital less non-common elements in Tier 1 capital, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities. Previously, the Company’s definition of Tier 1 common capital included all of the items noted in the Federal Reserve’s definition, but it also included an adjustment for the portion of goodwill and non-servicing intangible assets associated with MSSB’s noncontrolling interests (i.e., Citigroup, Inc.’s (“Citi”) share of MSSB’s goodwill and intangibles). The
Company’s conformance to the Federal Reserve’s definition under the final rule reduced its Tier 1 common capital and Tier 1 common ratio by approximately $4.2 billion and 132 basis points, respectively at December 31,
2011.

(2)
The December 31, 2011 deferred tax asset disallowance was adjusted by approximately $1.2 billion, resulting in a reduction to the Company’s Tier 1 common capital, Tier 1 capital, Total capital, RWAs and adjusted average assets by such amount, Tier 1 common capital ratio, Tier 1 capital ratio and Total capital ratio by approximately 30 basis points and Tier 1 leverage ratio by approximately 20 basis points.

Tier 1 capital ratio increased quarter-over-quarter due to an increase in capital. Tier 1 leverage ratio increased quarter-over-quarter due to a decrease in adjusted average assets.

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

At
March 31, 2012, the Company’s U.S. bank operating subsidiaries met all capital adequacy requirements to which they are subject and exceeded all regulatory mandated and targeted minimum regulatory capital requirements to be well-capitalized. There are no conditions or events that management believes have changed the Company’s U.S. bank operating subsidiaries’ category.

The table below sets forth the capital information for the Company’s U.S. bank operating subsidiaries, which are U.S. depository institutions:

March 31, 2012

December 31, 2011

Amount

Ratio

Amount

Ratio

(dollars in millions)

Total capital (to RWAs):

Morgan Stanley Bank, N.A.

$
10,496

17.4
%

$
10,222

17.8
%

Morgan Stanley Private Bank, National Association

$
1,298

27.8
%

$
1,278

31.9
%

Tier I capital (to RWAs):

Morgan Stanley Bank, N.A.

$
8,980

14.9
%

$
8,703

15.1
%

Morgan Stanley Private Bank, National Association

$
1,295

27.7
%

$
1,275

31.8
%

Leverage ratio:

Morgan Stanley Bank, N.A.

$
8,980

13.4
%

$
8,703

13.2
%

Morgan Stanley Private Bank, National Association

$
1,295

10.6
%

$
1,275

10.2
%

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain a ratio of total capital to RWAs of 10%, a capital ratio of Tier 1 capital to RWAs of 6%, and a ratio of Tier 1 capital to average book assets (leverage ratio) of
5%. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. At March 31, 2012 and December 31, 2011, the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $7,842 million and $8,249 million at March 31, 2012 and December 31, 2011, respectively, which exceeded the amount required by $6,660 million and $7,215 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of
Appendix E of SEC Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At March 31, 2012, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

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

13.
Total Equity.

Morgan Stanley Shareholders’ Equity.

During the quarters ended March 31, 2012 and 2011, the Company did not purchase any of its common stock as part of its share repurchase program. At March 31, 2012, the Company had approximately
$1.6 billion remaining under its current share repurchase authorization. Share repurchases by the Company are subject to regulatory approval.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.
Earnings per Common Share.

Basic earnings per common share (“EPS”) is computed by dividing earnings (loss) available to Morgan Stanley common shareholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include common stock and vested restricted stock units (“RSUs”) where recipients have satisfied either the explicit vesting terms or retirement eligibility requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. The Company calculates EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities (see Note 2 to the consolidated financial statements for the year ended December 31, 2011 in the Form 10-K). The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

Three Months Ended March 31,

2012

2011

Basic EPS:

Income from continuing operations

$
149

$
1,145

Net gain (loss) from discontinued operations

(15
)

(15
)

Net income

134

1,130

Net income applicable to noncontrolling interests

228

162

Net income (loss) applicable to Morgan Stanley

(94
)

968

Less: Preferred dividends (Series A Preferred Stock)

(11
)

(11
)

Less: Preferred dividends (Series B Preferred Stock)

—

(196
)

Less: Preferred dividends (Series C Preferred Stock)

(13
)

(13
)

Less: Allocation of earnings to participating RSUs(1):

From continuing operations

(1
)

(12
)

Earnings (loss) applicable to Morgan Stanley common shareholders

$
(119
)

$
736

Weighted average common shares outstanding

1,877

1,456

Earnings (loss) per basic common share:

Income (loss) from continuing operations

$
(0.05
)

$
0.52

Net gain (loss) from discontinued operations

(0.01
)

(0.01
)

Earnings (loss) per basic common share

$
(0.06
)

$
0.51

Diluted EPS:

Earnings (loss) applicable to Morgan Stanley common shareholders

$
(119
)

$
736

Weighted average common shares outstanding

1,877

1,456

Effect of dilutive securities:

Stock options and RSUs(1)

—

16

Weighted average common shares outstanding and common stock equivalents

1,877

1,472

Earnings (loss) per diluted common share:

Income (loss) from continuing operations

$
(0.05
)

$
0.51

Net income (loss) from discontinued operations

(0.01
)

(0.01
)

Earnings (loss) per diluted common share

$
(0.06
)

$
0.50

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

Three Months Ended March 31,

Number of Antidilutive Securities Outstanding at End of Period:

2012

2011

(shares in millions)

RSUs and Performance-based stock units

103

26

Stock options

45

60

Series B Preferred Stock

—

311

Total

148

397

15.
Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

Three Months Ended March 31,

2012

2011

(dollars in millions)

Interest income(1):

Financial instruments owned(2)

$
791

$
918

Securities available for sale

86

88

Loans

118

105

Interest bearing deposits with banks

27

35

Federal funds sold and securities purchased under agreements to resell and Securities borrowed

113

277

Other

407

436

Total Interest income

$
1,542

$
1,859

Interest expense(1):

Deposits

$
45

$
66

Commercial paper and other short-term borrowings

13

8

Long-term debt

1,254

1,313

Securities sold under agreements to repurchase and Securities loaned

463

471

Other

(174
)

(5
)

Total Interest expense

$
1,601

$
1,853

Net interest

$
(59
)

$
6

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

(2)
Interest expense on Financial instruments sold, not yet purchased is reported as a reduction to Interest income on Financial instruments owned.

16.
Employee Benefit Plans.

The Company sponsors various pension plans for the majority of its U.S. and non-U.S. employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees. The Company also provides certain postemployment benefits to certain former employees or inactive employees prior to retirement.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2011, the Morgan Stanley Employees Retirement Plan (the “Pension
Plan”) for U.S. participants ceased accruals of benefits under the Pension Plan.

The components of the Company’s net periodic
benefit expense for its pension and postretirement plans were as follows:

Three Months Ended March 31,

2012

2011

(dollars in millions)

Service cost, benefits earned during the period

$
8

$
8

Interest cost on projected benefit obligation

41

42

Expected return on plan assets

(28
)

(33
)

Net amortization of prior service costs

(3
)

(4
)

Net amortization of actuarial loss

7

5

Net periodic benefit expense

$
25

$
18

17.
Income Taxes.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the U.K., and states in which the Company has significant business operations, such as New York. The Company is currently under examination by the IRS Appeals Office for the remaining issues covering tax years 1999
– 2005. Also, the Company is currently at various levels of field examination with respect to audits with the IRS, as well as New York State and New York City, for tax years 2006 – 2008 and 2007 – 2009, respectively. During 2012, the
Company expects to reach a conclusion with U.K. tax authorities on substantially all issues through tax year 2009. Also during 2012, the Company expects to reach a conclusion with the Japanese tax authorities on substantially all issues covering tax years 2007 – 2008 and commence an audit covering tax years 2009 – 2010.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Three Months Ended March 31, 2012

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations

Total

(dollars in millions)

Total non-interest revenues

$
3,484

$
3,004

$
541

$
(35
)

$
6,994

Net interest

(461
)

410

(8
)

—

(59
)

Net revenues(1)

$
3,023

$
3,414

$
533

$
(35
)

$
6,935

Income (loss) from continuing operations before income taxes

$
(312
)

$
387

$
128

$
—

$
203

Provision for (benefit from) income taxes

(105
)

121

38

—

54

Income (loss) from continuing operations

(207
)

266

90

—

149

Discontinued operations(2):

Gain from discontinued operations

24

2

1

—

27

Provision for income taxes

41

1

—

—

42

Net gain (loss) on discontinued operations

(17
)

1

1

—

(15
)

Net income (loss)

(224
)

267

91

—

134

Net income applicable to noncontrolling interests

89

74

65

—

228

Net income (loss) applicable to Morgan Stanley

$
(313
)

$
193

$
26

$
—

$
(94
)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations

Total

(dollars in millions)

Total non-interest revenues

$
3,895

$
3,063

$
630

$
(20
)

$
7,568

Net interest

(327
)

341

(8
)

—

6

Net revenues(1)

$
3,568

$
3,404

$
622

$
(20
)

$
7,574

Income from continuing operations before income taxes

$
432

$
344

$
125

$
—

$
901

Provision for (benefit from) income taxes

(363
)

89

30

—

(244
)

Income from continuing operations

795

255

95

—

1,145

Discontinued operations(2):

Gain (loss) from discontinued operations

(38
)

3

6

1

(28
)

Provision for (benefit from) income taxes

(15
)

1

—

1

(13
)

Net gain (loss) on discontinued operations

(23
)

2

6

—

(15
)

Net income

772

257

101

—

1,130

Net income applicable to noncontrolling interests

61

74

27

—

162

Net income applicable to Morgan Stanley

$
711

$
183

$
74

$
—

$
968

(1)
In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account fund performance to date versus the performance benchmark stated
in the investment management agreement. The amount of performance-based fee revenue at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $175 million at March 31, 2012 and approximately $179 million at December 31, 2011 (see Note 2 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K).

(2)
See Notes 1 and 20 for discussion of discontinued operations.

Net Interest

Institutional Securities

Global Wealth Management Group

Asset Management

Intersegment Eliminations

Total

(dollars in millions)

Three Months Ended March 31 2012

Interest income

$
1,145

$
490

$
3

$
(96
)

$
1,542

Interest expense

1,606

80

11

(96
)

1,601

Net interest

$
(461
)

$
410

$
(8
)

$
—

$
(59
)

Three Months Ended March 31 2011

Interest income

$
1,486

$
453

$
4

$
(84
)

$
1,859

Interest expense

1,813

112

12

(84
)

1,853

Net interest

$
(327
)

$
341

$
(8
)

$
—

$
6

Total Assets(1)

Institutional Securities

Global Wealth Management Group

Asset Management

Total

(dollars in millions)

At March 31, 2012

$
670,662

$
103,235

$
7,133

$
781,030

At December 31, 2011

$
641,456

$
101,427

$
7,015

$
749,898

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

Three Months Ended March 31,

Net Revenues

2012

2011

(dollars in millions)

Americas

$
4,790

$
5,466

Europe, Middle East, and Africa

1,154

1,667

Asia

991

441

Net revenues

$
6,935

$
7,574

19.
Equity Method Investments.

The Company has investments accounted for under the equity method of accounting (see Note 1) of $4,384 million and $4,524 million at
March 31, 2012 and December 31, 2011, respectively, included in Other investments in the condensed consolidated statements of financial condition. Losses from these investments were $32 million and $660 million for the quarters ended
March 31, 2012 and 2011, respectively and are included in Other revenues in the condensed consolidated statements of income. The loss for 2011 included the loss related to the Company’s 40% stake in MUMSS, as described below. See Note 24 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K for further information.

Japanese Securities Joint Venture

On May 1, 2010, the Company and Mitsubishi UFJ Financial Group, Inc. (“MUFG”) formed a joint venture in Japan of their respective investment banking and securities businesses. MUFG and the Company have integrated their respective Japanese securities companies by forming two joint venture companies. MUFG contributed the investment banking, wholesale and retail securities businesses conducted in Japan by Mitsubishi UFJ Securities Co., Ltd. into Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”). The Company contributed the investment banking operations conducted in Japan by its subsidiary MSMS, formerly known as Morgan Stanley Japan Securities Co., Ltd., into MUMSS (MSMS, together with MUMSS, the “Joint Venture”). MSMS will continue its sales and trading and capital markets business conducted in Japan. Following the respective contributions to the Joint Venture and a cash payment of 23 billion yen ($247 million), from MUFG to the Company, the Company owns a 40% economic interest in the Joint Venture and MUFG owns a 60% economic interest in the Joint Venture.

The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS, while the Company holds a 51% voting interest and MUFG holds a 49%
voting interest in MSMS. The Company continues to consolidate MSMS in its consolidated financial statements and, commencing on May 1, 2010,

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounted for its interest in MUMSS as an equity method investment within the Institutional Securities business segment. During the quarters ended March 31, 2012 and 2011, the Company recorded a gain (loss) of $27 million and $(655) million, respectively, within Other revenues in the condensed consolidated statements of income, arising from the Company’s 40% stake in MUMSS.

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

At March 31, 2012, the
Company performed an impairment review of its equity method investment in MUMSS in view of the current financial performance of MUMSS and the current state of the Japanese economy. The Company recorded no other-than-temporary impairment loss at
March 31, 2012. Adverse market or economic events, as well as further deterioration of economic performance, could result in impairment charges of this investment in future periods.

20.
Discontinued Operations.

See Note 1 for a discussion of the Company’s discontinued operations.

The table below provides information regarding amounts included in discontinued operations:

Three Months Ended March 31,

2012

2011

(dollars in millions)

Net revenues(1):

Saxon

$
76

$
24

Quilter

31

33

Other(2)

—

10

$
107

$
67

Pre-tax gain (loss) on discontinued operations(1):

Revel

$
—

$
(10
)

Saxon(3)

25

(34
)

Quilter

2

3

Other(2)

—

13

$
27

$
(28
)

(1)
Amounts included eliminations of intersegment activity.

(2)
Amounts included in Other for the three months ended March 31, 2011 are related to CityMortgage Bank, Retail Asset Management and other.

(3)
Amount included a pre-tax gain of approximately $51 million primarily resulting from the subsequent increase in fair value of Saxon, which had incurred impairment losses of $98 million in the quarter ended December 31, 2011, as well as approximately $5 million of severance costs incurred in connection with the disposition of Saxon. See Note 21 for a further discussion of the disposition of Saxon.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.
Subsequent Events.

Common Dividend.

On April 19, 2012, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05. The dividend is payable on May 15, 2012 to common shareholders of record on April 30, 2012.

Long-Term Borrowings.

Subsequent to March 31, 2012 and through April 30, 2012, the Company’s long-term borrowings (net of issuances) decreased by approximately
$1.6 billion.

Quilter.

On April 2, 2012, the Company closed the sale of Quilter, its retail wealth management business in the U.K. The Company has classified
Quilter as held for sale within the Global Wealth Management Group business segment and the results of its operations are presented as discontinued operations for all periods presented.

Saxon.

On October 24, 2011,
the Company announced that it had reached an agreement to sell Saxon, a provider of servicing and subservicing of residential mortgage loans, to Ocwen Financial Corporation. During the first quarter of 2012, the transaction was restructured as a sale of Saxon’s assets, the first phase of which was completed in the second quarter of 2012. The remaining operations of Saxon are expected to be wound down within the year. The Company expects to incur incremental wind-down costs in future periods. The results of Saxon are reported as discontinued operations within the Institutional Securities business segment for all periods presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of March 31, 2012, and the related condensed consolidated statements of income, comprehensive income, cash flows and changes in total equity for the three-month periods ended March 31, 2012 and March 31, 2011. These condensed consolidated financial statements are the responsibility of the management of the Company.

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

We have
previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2011, and the related consolidated statements of income, comprehensive income, cash flows and changes in total equity for the year then ended (not presented herein) included in the Company’s Annual Report on Form 10-K; and in our report dated February 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP New York, New York May 7, 2012

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

See Notes 1 and 20 to the condensed consolidated financial statements for a discussion of the Company’s discontinued operations.

The results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including the effect of economic and political conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate markets; the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital, leverage and liquidity requirements), and legal actions in the United States of America (“U.S.”) and worldwide; the level and volatility of equity, fixed income, and commodity prices and interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor sentiment and confidence in the financial markets; the performance of the Company’s acquisitions, joint ventures, strategic alliances or other strategic arrangements (including MSSB and with Mitsubishi UFJ Financial Group, Inc. (“MUFG”)); the Company’s reputation; inflation, natural disasters and acts of war or terrorism; the actions and initiatives of current and potential competitors as well as governments, regulators and self-regulatory organizations and technological changes; or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to the Company’s businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an impact on the Company’s ability to achieve its strategic objectives. For a further discussion of these and other important factors that could affect the Company’s business, see “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1 and “Risk Factors” in
Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) and “Other Matters” herein.

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

Three Months Ended March 31,

2012

2011

Net revenues:

Institutional Securities

$
3,023

$
3,568

Global Wealth Management Group

3,414

3,404

Asset Management

533

622

Intersegment Eliminations

(35
)

(20
)

Consolidated net revenues

$
6,935

$
7,574

Net income

$
134

$
1,130

Net income applicable to noncontrolling interests

228

162

Net income (loss) applicable to Morgan Stanley

$
(94
)

$
968

Income (loss) from continuing operations applicable to Morgan Stanley:

Institutional Securities

$
(296
)

$
734

Global Wealth Management Group

193

182

Asset Management

25

68

Intersegment Eliminations

—

—

Income (loss) from continuing operations applicable to Morgan Stanley

$
(78
)

$
984

Amounts applicable to Morgan Stanley:

Income (loss) from continuing operations applicable to Morgan Stanley

$
(78
)

$
984

Net gain (loss) from discontinued operations applicable to Morgan Stanley(1)

(16
)

(16
)

Net income (loss) applicable to Morgan Stanley

$
(94
)

$
968

Earnings (loss) applicable to Morgan Stanley common shareholders

(119
)

736

Earnings (loss) per basic common share:

Income (loss) from continuing operations

$
(0.05
)

$
0.52

Net gain (loss) from discontinued operations(1)

(0.01
)

(0.01
)

Earnings (loss) per basic common share(2)

$
(0.06
)

$
0.51

Earnings (loss) per diluted common share:

Income (loss) from continuing operations

$
(0.05
)

$
0.51

Net gain (loss) from discontinued operations(1)

(0.01
)

(0.01
)

Earnings (loss) per diluted common share(2)

$
(0.06
)

$
0.50

Regional net revenues(3):

Americas

$
4,790

$
5,466

Europe, Middle East and Africa

1,154

1,667

Asia

991

441

Net revenues

$
6,935

$
7,574

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

Three Months Ended March 31,

2012

2011

Average common equity (dollars in billions)(4):

Institutional Securities

$
29.5

$
33.2

Global Wealth Management Group

13.3

13.1

Asset Management

2.5

2.6

Parent capital

15.2

(0.8
)

Total from continuing operations

60.5

48.1

Discontinued operations

—

—

Consolidated average common equity

$
60.5

$
48.1

Return on average common equity(4)(5):

Institutional Securities

N/M

7
%

Global Wealth Management Group

6
%

5
%

Asset Management

4
%

9
%

Consolidated

N/M

6
%

Book value per common share(6)

$
30.74

$
31.45

Tangible common equity(7)

$
54,156

$
41,673

Tangible book value per common share(8)

$
27.37

$
26.97

Effective income tax rate from continuing operations(9)

26.5
%

(27.1
)%

Worldwide employees

59,569

62,494

Average liquidity (dollars in billions)(10):

Parent company liquidity

$
71

$
77

Bank and other subsidiaries liquidity

107

95

Total liquidity

$
178

$
172

Capital ratios at March 31, 2012 and 2011(11)(12):

Total capital ratio

18.1
%

16.1
%

Tier 1 common capital ratio

13.3
%

8.9
%

Tier 1 capital ratio

16.8
%

14.4
%

Tier 1 leverage ratio

7.0
%

6.1
%

Consolidated assets under management or supervision (dollars in billions)(13):

Asset Management(14)

$
304

$
276

Global Wealth Management Group

527

498

Total

$
831

$
774

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

Three Months Ended March 31,

2012

2011

Institutional Securities:

Pre-tax profit margin(15)

N/M

12
%

Global Wealth Management Group:

Global representatives

17,193

18,124

Annualized revenues per global representative (dollars in thousands)(16)

$
787

$
747

Assets by client segment (dollars in billions):

$10 million or more

$
588

$
544

$1 million to $10 million

735

728

Subtotal $1 million or more

1,323

1,272

$100,000 to $1 million

381

395

Less than $100,000

40

39

Total client assets

$
1,744

$
1,706

Fee-based assets as a percentage of total client assets

30
%

29
%

Client assets per global representative(17)

$
101

$
94

Global fee-based asset flows (dollars in billions)

$
8.7

$
17.5

Bank deposits (dollars in billions)(18)

$
112

$
112

Global retail locations

743

820

Pre-tax profit margin(15)

11
%

10
%

Asset Management:

Assets under management or supervision (dollars in billions)

$
304

$
276

Pre-tax profit margin(15)

24
%

20
%

Selective Management Financial Measures—Non-GAAP(19):

Net Revenues—Non-GAAP

$
8,913

$
7,763

Income from continuing operations applicable to Morgan Stanley—Non-GAAP

$
1,376

$
1,100

Income per diluted common share from continuing operations—Non-GAAP

$
0.71

$
0.59

Return on average common equity from continuing operations—Non-GAAP

9.2
%

7.3
%

N/M—Not Meaningful.

N/A—Not
Applicable. Information is not comparable.

(1)
See Notes 1 and 20 to the condensed consolidated financial statements for information on discontinued operations.

(2)
For the calculation of basic and diluted earnings per share (“EPS”), see Note 14 to the condensed consolidated financial statements.

(3)
Regional net revenues include the impact of the fluctuation in the Company’s credit spreads and other credit factors (“Debt-Related Credit Spreads”) on certain of the Company’s long-term and short-term borrowings, primarily structured notes (“Borrowings”), that are accounted for at fair value.

(4)
Beginning in the quarter ended March 31, 2012, the Company and segment Required Capital is met by Tier 1 common capital. Prior to the current quarter, the
Company’s Required Capital was met by regulatory Tier 1 capital or Tier 1 common equity. Segment capital for prior periods has been recast under this framework.

(5)
The calculation of return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. The return on average common equity is a non-Generally Accepted Accounting Principle (“GAAP”) financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance. The computation of average common equity for each business segment is determined using the Company’s Required Capital framework (“Required Capital Framework”), an internal capital adequacy measure (see “Liquidity and
Capital Resources—Required Capital” herein). The Required Capital Framework will evolve over time to respond to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques (see “Liquidity and Capital Resources—Regulatory Requirements” herein for further information on risk-based capital, leverage and liquidity standards, known as “Basel III,” which were proposed by the Basel Committee on Banking Supervision (the
“Basel Committee”) in December 2009). The effective tax rates used in the computation of business segment return on average common equity were determined on a separate entity basis. Excluding the effects of the aggregate discrete tax benefit in the quarter ended March 31, 2011, the return on average common equity for the Institutional Securities business segment would have been 1% (see “Executive Summary—Overview of the Quarter Ended March 31, 2012 Financial
Results” herein).

83

(6)
Book value per common share equals common shareholders’ equity of $60,816 million at March 31, 2012 and $48,589 million at March 31, 2011 divided by common shares outstanding of 1,978 million at March 31, 2012 and 1,545 million at March 31, 2011.

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

(9)
For a discussion of the effective income tax rate, see “Executive Summary—Overview of the Quarter Ended March 31, 2012 Financial Results”.

(10)
For a discussion of average liquidity, see “Liquidity and Capital Resources—Liquidity and Trading Management—Global Liquidity Reserve” herein.

(11)
On December 30, 2011, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) formalized regulatory definitions for Tier 1 common capital and Tier 1 common capital ratio. The Company’s Tier 1 common ratio at March 31, 2011 was recast to confirm to this definition. The Company’s Total capital ratio, Tier 1 common capital ratio and Tier 1 capital ratio at March 31, 2011 have also been adjusted based on revised guidance from the Federal Reserve about the Company’s capital treatment for over-the-counter (“OTC”) derivative collateral. For a discussion of Total capital ratio,
Tier 1 common capital ratio, Tier 1 capital ratio and Tier 1 leverage ratio, see “Liquidity and Capital Resources—Regulatory Requirements” herein.

(12)
The December 31, 2011 deferred tax asset disallowance was adjusted by approximately $1.2 billion, resulting in a reduction to the Company’s Tier 1 common capital, Tier 1 capital and Total capital by such amount, Tier 1 common capital ratio, Tier 1 capital ratio and Total capital ratio by approximately 30 basis points and Tier 1 leverage ratio by approximately 20 basis points.

(13)
Revenues and expenses associated with these assets are included in the Company’s Global Wealth Management Group and Asset Management business segments.

(14)
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

(16)
Annualized net revenues per global representative for the quarters ended March 31, 2012 and 2011 equals Global Wealth Management Group’s net revenues divided by the quarterly weighted average global representative headcount for the quarters ended March 31, 2012 and 2011, respectively.

(17)
Client assets per global representative equal total period-end client assets divided by period-end global representative headcount.

(18)
Approximately $57 billion and $54 billion of the bank deposit balances at March 31, 2012 and 2011, respectively, are held at Company-affiliated depositories with the remainder held at Citigroup, Inc. (“Citi”) affiliated depositories. These deposit balances are held at certain of the Company’s Federal Deposit Insurance Corporation (the “FDIC”) insured depository institutions for the benefit of the Company’s clients through their accounts. For additional information regarding the Company’s deposits, see “Liquidity and Capital Resources—Funding Management—Deposits” herein.

84

(19)
From time to time, the Company may disclose certain “non-GAAP financial measures” in the course of its earnings releases, earnings conference calls, financial presentations and otherwise. For these purposes, “GAAP” refers to generally accepted accounting principles in the United States. The Securities and Exchange Commission (“SEC”) defines a “non-GAAP financial measure” as a numerical measure of historical or future financial performance, financial positions, or cash flows that excludes or includes amounts or is subject to adjustments that effectively exclude, or include, amounts from the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures disclosed by the Company are provided as additional information to investors in order to provide them with further transparency about, or an alternative method for assessing, our financial condition and operating results. These measures are not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever the Company refers to a non-GAAP financial measure, the Company will also generally present the most directly comparable financial measure calculated and presented in accordance with GAAP, along with a reconciliation of the differences between the non-GAAP financial measure we reference with such comparable GAAP financial measure. The return on average common equity is calculated as annualized earnings applicable to Morgan Stanley common shareholders from continuing operations, prior to the allocation of income to participating restricted stock units, divided by average common equity. The return on average common equity excluding the impact of Debt-Related Credit Spreads on Borrowings is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess operating performance. The table below presents a reconciliation of selective management financial measures from a non-GAAP to a GAAP basis:

Three Months Ended March 31,

2012

2011

  Reconciliation of Selective Management Financial Measures from a Non-GAAP to a GAAP Basis (dollars in millions, except per share amounts)

Net Revenues

Net Revenues—Non-GAAP

$
8,913

$
7,763

Impact of Debt-Related Credit Spreads on Borrowings

(1,978
)

(189
)

Net Revenues—GAAP

$
6,935

$
7,574

Income from continuing operations applicable to Morgan Stanley

Income applicable to Morgan Stanley—Non-GAAP

$
1,376

$
1,100

  Impact of Debt-Related Credit Spreads on Borrowings (net of tax benefits of $524 million and $73 million for the three months ended March 31 2012 and 2011, respectively)

(1,454
)

(116
)

Income (loss) applicable to Morgan Stanley—GAAP

$
(78
)

$
984

Earnings (loss) per diluted common share

Income per diluted common share from continuing operations—Non-GAAP

$
0.71

$
0.59

Impact of Debt-Related Credit Spreads on Borrowings

(0.76
)

(0.08
)

Income (loss) per common diluted share from continuing operations—GAAP

$
(0.05
)

$
0.51

Average diluted shares—Non-GAAP (in millions)

1,903

1,472

Impact of Debt-Related Credit Spreads on Borrowings (in millions)

(26
)

—

Average diluted shares—GAAP (in millions)

1,877

1,472

Average common equity

Income applicable to Morgan Stanley—Non-GAAP

$
1,352

$
880

  Impact of Debt-Related Credit Spreads on Borrowings (net of tax benefits of $524 million and $73 million for the three months ended March 31 2012 and 2011, respectively)

(1,454
)

(116
)

Income (loss) applicable to Morgan Stanley—GAAP

$
(102
)

$
764

Average common equity—Non-GAAP

$
59,033

$
48,171

Impact of inception to date Debt-Related Credit Spreads on Borrowings, net of tax

1,452

(44
)

Average common equity—GAAP

$
60,485

$
48,127

Global Market and Economic Conditions.

During the first quarter of 2012, global market and economic conditions improved modestly from 2011 year-end. The U.S. economy expanded moderately and financial stresses in Europe lessened to some degree following a number of actions taken by European policymakers. Despite these improvements, global market and economic conditions continued to be challenged by concerns about the continuing European sovereign debt crisis, lack of robust economic recovery in the U.S., and slowing economic growth in emerging markets.

In the U.S., major
equity market indices ended the first quarter of 2012 higher compared with the beginning of the year primarily due to improved investor confidence in the global economic recovery. U.S. economic activity continued to expand at a moderate pace in the first quarter of 2012. Conditions in the labor market continued to improve as the unemployment rate decreased to 8.2% at March 31, 2012 from 8.5% at December 31, 2011. However, certain sectors of the residential real estate market and investments in commercial real estate projects remained challenged in the first quarter of 2012. Consumer spending and business investments continued to improve and concerns about crude oil supplies contributed to a rise in oil prices during the quarter, although overall consumer price inflation was relatively subdued. The Federal Open Market Committee (“FOMC”) of the Federal Reserve kept key interest rates at historically low levels, and at March 31, 2012, the federal funds target rate was between zero and 0.25%, and the discount rate was 0.75%. In the first quarter of 2012, the FOMC announced that key interest rates will likely remain at historically low levels at least through late 2014.

In Europe, real gross domestic product growth stabilized in the first quarter of 2012. Major European equity market indices ended the quarter higher compared with the beginning of the year, as investors’ concerns about the sovereign debt crisis, especially in Greece, Ireland, Italy, Portugal and Spain (the “European Peripherals”), and the sovereign debt exposures in the European banking system receded during the quarter. The euro area unemployment rate increased to 10.9% at March 31, 2012 from 10.6% at December 31, 2011. At March 31, 2012, the European Central Bank’s (“ECB”) benchmark interest rate was 1.00%, and the Bank of England’s (“BOE”) benchmark interest rate was 0.50%, both of which were unchanged from December 31, 2011. In the first quarter of 2012, the BOE increased the size of its quantitative easing program in order to inject further monetary stimulus into the economy in the United Kingdom (“U.K.”), and during the first quarter of 2012 the U.K. entered into a technical recession (two consecutive quarters of negative gross domestic product).
During the first quarter of 2012, funding conditions for euro-area banks eased as the ECB conducted its second three-year refinancing operation and widened the pool of eligible collateral for refinancing operations. In February of 2012, European
Union leaders agreed on a new bailout and debt-restructuring agreement designed to reduce Greece’s debt. In the first four months of 2012, rating agencies downgraded the credit ratings for some European countries, and Spain joined other
European countries by entering into a technical recession.

In Asia, major stock markets closed out the first quarter of 2012 higher compared with the beginning of the year. Japan’s economic activity remained flat during the first quarter of 2012. To further stimulate its economy, in February and April of 2012, the Bank of Japan increased the size of its quantitative easing program twice. Japan’s benchmark interest rate remained within a range of zero to 0.1% during the first quarter of 2012. China’s gross domestic product growth continued to moderate during the first quarter of 2012 as import and export growth slowed sharply after domestic tightening measures and global economic turmoil impacted consumption. To stimulate the Chinese economy, the People’s Bank of China cut its bank reserve requirement by 0.5% in February 2012.

Overview of the Quarter Ended March 31, 2012 Financial Results.

Consolidated Results.    The Company recorded a net loss applicable to Morgan Stanley of $94 million on net revenues of $6,935 million during the quarter ended March 31,
2012 (“current quarter”), compared with net income applicable to Morgan Stanley of $968 million on net revenues of $7,574 million in the quarter ended March 31, 2011 (“prior year period”).

Net revenues in the current quarter included negative revenue of $1,978 million, or $(0.76) per diluted share, due to the impact of the tightening of the
Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, compared with negative revenues of $189 million in the prior year period. Non-interest expenses were relatively flat at $6,732 million in the current quarter. Compensation expenses increased 3% in the current quarter compared to the prior year period, and included severance expense of $138 million related to staff reductions. Non-compensation expenses decreased 4% in the current quarter.

Diluted EPS and diluted EPS from continuing operations were $(0.06) and $(0.05), respectively, in the current quarter compared with $0.50 and $0.51, respectively, in the prior year period.

Excluding the impact of the Company’s Debt–Related Credit Spreads on Borrowings, in the
current quarter, net revenues were $8,913 million and diluted EPS from continuing operations was $0.71 per share, compared to $7,763 million and $0.59 per share, respectively, in the prior year period.

The Company’s effective tax rate from continuing operations was 26.5% and a benefit of (27.1)% for the quarter ended March 31, 2012 and
March 31, 2011, respectively. The results for the quarter ended March 31, 2011 included a net tax benefit of $447 million, or $0.30 per diluted share, from the remeasurement of a deferred tax asset and the reversal of a related valuation allowance. Excluding this discrete tax benefit the annual effective tax rate in the quarter ended March 31, 2011 would have been 22.5%. The increase in the effective tax rate is primarily reflective of the geographic mix of earnings. For further discussion of the prior year discrete tax benefits, see “Executive Summary—Significant Items—Income Tax Benefits” herein.

During the current quarter, the Company announced that it reached an agreement to sell Quilter Holdings Ltd. (“Quilter”), its retail wealth management business in the U.K. This transaction, and the first phase of the previously announced disposition of Saxon, closed on April 2, 2012. The results of Quilter (reported in the Global Wealth Management Group business segment) and Saxon (reported in the Institutional Securities business segment) are presented as discontinued operations for all periods presented. Discontinued operations for the quarters ended March 31, 2012 and 2011 were a loss of $15 million in both periods.

Institutional Securities.    Income (loss) from continuing operations before taxes was $(312) million in the current quarter, compared with $432 million in the prior year period. Net revenues for the current quarter were $3,023 million compared with $3,568 million in the prior year period. The results in the current quarter included negative revenue of $1,978 million
(fixed income and commodities: $1,597 million; equities: $381 million) due to the impact of the tightening of the Company’s Debt-Related Credit Spreads on Borrowings that were accounted for at fair value compared with negative revenue of $189 million (fixed income and commodities: approximately $159 million; equities: approximately $30 million) in the prior year period. Investment banking revenues for the current quarter decreased 16% to $851 million from the prior year period, reflecting lower revenues from equity underwriting transactions and lower advisory revenues, partially offset by higher revenues from fixed income underwriting transactions. The following sales and trading net revenues results exclude the impact of
Debt-Related Credit Spreads on Borrowings that are accounted for at fair value. The presentation of net revenues excluding the impact of Debt-Related Credit Spreads on Borrowings that are accounted for at fair value is a non-GAAP financial measure that the Company considers useful for the Company and investors to allow further comparability of period to period operating performance. See “Business Segments—Institutional Securities—Sales and Trading Net Revenues” for more information. Excluding the impact of Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, fixed income and commodities sales and trading net revenues of $2,594 million increased 34% from a year ago, reflecting increased contributions from most products, with particular strength in interest rates, currency products, commodities and corporate credit, partially offset by lower revenues in securitized products. The results in the prior year period were negatively impacted by losses of $318 million from Monoline Insurers (“Monolines”) (see “Executive Summary—Significant Items—Monoline Insurers” herein for further information). Equity sales and trading net revenues, excluding the impact of Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, of $1,833 million increased 6% from a year ago reflecting solid performance across all regions with higher revenues in the derivative business and notable growth in electronic and retail volumes. Other sales and trading net losses in the current quarter were $286 million compared with losses of $460 million in the prior year period. Results in both quarters primarily reflected losses on economic hedges related to the Company’s long-term debt and costs

related to the amount of liquidity held (“negative carry”). Other revenues in the current quarter were $58 million compared with negative revenues of $602 million in the prior year period. Results for the prior year period included a loss of $655 million arising from the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) (see “Executive Summary—Significant
Items—Japanese Securities Joint Venture” herein). Non-interest expenses increased 6% to $3,335 million in the current quarter primarily due to higher Compensation and benefit expenses, which increased 10% to $2,108 million.

Global Wealth Management Group.    Income from continuing operations before taxes was $387 million in the current quarter compared with $344 million in the prior year period. Net revenues of $3,414 million in the current quarter were essentially unchanged from a year ago as higher asset management and net interest revenues were mostly offset by lower commissions. In the current quarter, Non-interest expenses of $3,027 million, including Compensation expenses of $2,105 million, were essentially unchanged from the prior year period. Total client asset balances were $1,744 billion at March 31, 2012 and client assets in fee-based accounts were $531 billion, or 30% of total client assets. Global fee based asset flows for the current quarter were $8.7 billion as compared with $17.5 billion in the prior year period.

Asset Management.    Income from continuing operations before taxes was $128 million in the current quarter compared with $125 million in the prior year period. Net revenues were $533 million in the current quarter compared with $622 million in the prior year period. The decrease in net revenues primarily reflected lower gains on principal investments in the Company’s
Merchant Banking business, including certain investments associated with the Company’s employee deferred compensation and co-investment plans, partially offset by higher net investment gains associated with certain consolidated real estate funds sponsored by the Company. Asset management, distribution and administration fees increased 1% to $411 million in the current quarter, primarily reflecting higher performance fees and higher fund management and administration fees, primarily due to higher average assets under management. This increase was partially offset by the absence of FrontPoint Partners LLC (“FrontPoint”) in the current quarter compared with two months of FrontPoint fees in the prior year period. Non-interest expenses decreased 19% to $405 million in the current quarter, reflecting decreases in compensation expenses and non-compensation expenses.

Significant Items.

Corporate Lending.    The Company
recorded the following amounts primarily associated with the portion of the loans and lending commitment portfolio carried at fair value within the Institutional Securities business segment (see “Business Segments—Institutional
Securities—Sales and Trading Net Revenues” herein):

Three Months Ended March 31,

2012(1)

2011(1)

(dollars in millions)

Gains on loans and lending commitments

$
770

$
209

Losses on hedges

(636
)

(135
)

Total gains

$
134

$
74

(1)
Amounts include realized and unrealized gains (losses).

Japanese Securities Joint Venture.    During the quarters ended March 31, 2012 and 2011, the Company recorded a gain (loss) of $27 million and $(655) million, respectively, within Other revenues in the condensed consolidated statements of income, arising from the Company’s 40% stake in MUMSS (see Note 19 to the condensed consolidated financial statements).

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

Monoline Insurers.    The results for the quarter ended March 31, 2011 included a loss of $318 million related to the
Company’s counterparty credit exposures to Monolines, principally MBIA Insurance Corporation (“MBIA”).

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
Intersegment Eliminations also reflect the effect of fees paid by the Institutional Securities business segment to the Global Wealth Management Group business segment related to the bank deposit program. The Company did not recognize any
Intersegment Elimination gains or losses in the quarters ended March 31, 2012 and March 31, 2011.

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

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

Three Months Ended March 31,

2012

2011

(dollars in millions)

Revenues:

Investment banking

$
851

$
1,008

Principal transactions:

Trading

2,044

2,647

Investments

(49
)

143

Commissions and fees

548

669

Asset management, distribution and administration fees

32

30

Other

58

(602
)

Total non-interest revenues

3,484

3,895

Interest income

1,145

1,486

Interest expense

1,606

1,813

Net interest

(461
)

(327
)

Net revenues

3,023

3,568

Compensation and benefits

2,108

1,923

Non-compensation expenses

1,227

1,213

Total non-interest expenses

3,335

3,136

Income (loss) from continuing operations before income taxes

(312
)

432

Benefit from income taxes

(105
)

(363
)

Income (loss) from continuing operations

(207
)

795

Discontinued operations:

Income (loss) from discontinued operations

24

(38
)

Provision for (benefit from) income taxes

41

(15
)

Net gains (losses) on discontinued operations

(17
)

(23
)

Net income (loss)

(224
)

772

Net income applicable to noncontrolling interests

89

61

Net income (loss) applicable to Morgan Stanley

$
(313
)

$
711

Amounts applicable to Morgan Stanley:

Income (loss) from continuing operations

$
(296
)

$
734

Net gains (losses) from discontinued operations

(17
)

(23
)

Net income (loss) applicable to Morgan Stanley

$
(313
)

$
711

Noncontrolling Interests.    Noncontrolling interests primarily relate to Morgan
Stanley MUFG Securities, Co., Ltd.

Discontinued Operations.    On October 24, 2011, the Company
announced that it had reached an agreement to sell Saxon, a provider of servicing and subservicing of residential mortgage loans, to Ocwen Financial Corporation. During the first quarter of 2012, the transaction was restructured as a sale of
Saxon’s assets, the first phase of which was completed in the second quarter of 2012. The remaining operations of Saxon are expected to be wound down within the year. The Company expects to incur incremental wind-down costs in future periods.
The results of Saxon are reported as discontinued operations within the Institutional Securities business segment for all periods presented.

On February 17, 2011, the Company completed the sale of Revel. The sale price approximated the carrying value of Revel at the time of disposal and, accordingly, the Company did not recognize any pre-tax gain or loss on the sale. The results of Revel are reported as discontinued operations within the Institutional Securities business segment for all periods presented through the date of sale. For further information on Revel, see Note 20 to the condensed consolidated financial statements.

Investment Banking.    Investment banking revenues were as follows:

Three Months Ended March 31,

2012

2011

(dollars in millions)

Advisory revenues

$
313

$
385

Underwriting revenues:

Equity underwriting revenues

172

285

Fixed income underwriting revenues

366

338

Total underwriting revenues

538

623

Total investment banking revenues

$
851

$
1,008

The following table presents the Company’s volumes of announced and completed mergers and acquisitions, equity and equity-related offerings, and fixed income offerings:

Three Months Ended March 31,

2012(1)

2011(1)

(dollars in billions)

Announced mergers and acquisitions(2)

$
106

$
147

Completed mergers and acquisitions(2)

74

246

Equity and equity-related offerings(3)

12

13

Fixed income offerings(4)

70

65

(1)
Source: Thomson Reuters, data at April 11, 2012. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.

(2)
Amounts include transactions of $100 million or more and announced mergers and acquisitions exclude terminated transactions.

(3)
Amounts include Rule 144A and public common stock offerings, convertible offerings and rights offerings.

(4)
Amounts include non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Amounts also include publicly registered and Rule 144A issues. Amounts exclude leveraged loans and self-led issuances.

Investment banking revenues for the
quarter ended March 31, 2012 decreased 16% from the comparable period in 2011, reflecting lower revenues from equity underwriting transactions and lower advisory revenues, partially offset by higher revenues from fixed income underwriting transactions. Overall, underwriting revenues of $538 million decreased 14% from the quarter ended March 31, 2011. Equity underwriting revenues decreased 40% to $172 million in the quarter ended March 31, 2012 reflecting lower levels of market activity across all regions. Fixed income underwriting revenues increased 8% to $366 million in the quarter ended March 31, 2012, primarily reflecting growth in both bond issuance fees and loan syndication fees. Advisory revenues from merger, acquisition and restructuring transactions were $313 million in the quarter ended March 31, 2012, a decrease of 19% from the comparable period of 2011, reflecting lower levels of market activity.

Sales and Trading Net Revenues.    Sales and trading net revenues are composed of Principal transactions—Trading revenues; Commissions and fees; Asset management, distribution and administration fees; and Net interest revenues (expenses). In assessing the profitability of its sales and trading activities, the Company views these net revenues in the aggregate.
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

Total sales
and trading net revenues decreased to $2,163 million in the quarter ended March 31, 2012 from $3,019 million in the quarter ended March 31, 2011, reflecting lower equity and fixed income and commodities sales and trading net revenues, partially offset by lower losses in other sales and trading net revenues.

Sales and trading net revenues were as follows:

Three Months Ended March 31,

2012

2011(1)

(dollars in millions)

Principal transactions—Trading

$
2,044

$
2,647

Commissions and fees

548

669

Asset management, distribution and administration fees

32

30

Net interest

(461
)

(327
)

Total sales and trading net revenues

$
2,163

$
3,019

(1)
All prior-period amounts have been reclassified to conform to the current period’s presentation.

Sales and trading net revenues by business were as follows:

Three Months Ended March 31,

2012

2011(1)

(dollars in millions)

Equity

$
1,452

$
1,702

Fixed income and commodities

997

1,777

Other(2)

(286
)

(460
)

Total sales and trading net revenues

$
2,163

$
3,019

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

The following sales and trading net revenues results exclude the impact of Debt-Related Credit Spreads on Borrowings that are accounted for at fair value(1). The reconciliation of sales and trading, including equity sales and trading and fixed income and commodities sales and trading net revenues from a non-GAAP to a GAAP basis is as follows:

Three Months Ended March 31,

2012

2011

(dollars in millions)

Total sales and trading net revenues—non-GAAP(1)

$
4,141

$
3,208

Impact of Debt-Related Credit Spreads on Borrowings

(1,978
)

(189
)

Total sales and trading net revenues

$
2,163

$
3,019

Equity sales and trading net revenues—non-GAAP(1)

$
1,833

$
1,732

Impact of Debt-Related Credit Spreads on Borrowings

(381
)

(30
)

Equity sales and trading net revenues

$
1,452

$
1,702

Fixed income and commodities sales and trading net revenues—non-GAAP(1)

$
2,594

$
1,936

Impact of Debt-Related Credit Spreads on Borrowings

(1,597
)

(159
)

Fixed income and commodities sales and trading net revenues

$
997

$
1,777

94

(1)
Sales and trading net revenues, including fixed income and commodities and equity sales and trading net revenues that excluded the impact of Debt-Related Credit Spreads on Borrowings that are accounted for at fair value are non-GAAP financial measures that the Company considers useful for the Company and investors to allow further comparability of period to period operating performance.

Equity.    Equity sales and trading net revenues decreased 15% to $1,452 million in the quarter ended March 31, 2012 from the comparable period in 2011. The results in equity sales and trading net revenues also included negative revenue in the quarter ended March 31, 2012 of $381 million due to the impact of the tightening of the Company’s Debt-Related Credit
Spreads on Borrowings that are accounted for at fair value compared with negative revenue of approximately $30 million in the quarter ended March 31, 2011. Equity sales and trading net revenues, excluding the impact of the Company’s
Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, in the quarter ended March 31, 2012 increased 6% over the comparable period in 2011, reflecting performance across all regions with higher revenues in the derivatives business and notable growth in electronic and retail volumes.

In the quarter ended March 31, 2012, equity sales and trading net revenues also reflected gains of $44 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ credit default swap spreads and other credit factors compared with gains of $12 million in the quarter ended March 31, 2011. The Company also recorded losses of $72 million in the quarter ended March 31, 2012 related to changes in the fair value of net derivative contracts attributable to the tightening of the
Company’s credit default swap spreads and other credit factors compared with losses of $40 million in the quarter ended March 31, 2011. The gains and losses on credit default swap spreads and other credit factors do not reflect any gains or losses on related hedging instruments.

Fixed Income and Commodities.    Fixed income and commodities sales and
trading net revenues decreased 44% to $997 million in the quarter ended March 31, 2012 from $1,777 million in the quarter ended March 31, 2011. Results in the quarter ended March 31, 2012 included negative revenue of $1,597 million due to the impact of the tightening of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, compared with negative revenue of approximately $159 million in the quarter ended March 31, 2011. Fixed income and commodities sales and trading net revenues, excluding the impact of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, in the quarter ended March 31, 2012 increased 34% over the comparable period in 2011. Fixed income net revenues, excluding the impact of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, in the quarter ended March 31, 2012 increased 31% over the comparable period in 2011. The results in fixed income in the quarter ended March 31, 2012 reflected higher revenues in interest rate and currency products and corporate credit products, partially offset by lower revenues in securitized products due to lower trading volumes. Results in the quarter ended March 31, 2011 also included losses of $318 million from Monolines (see “Executive Summary—Significant Items—Monoline Insurers” herein for further information). Commodity net revenues, excluding the impact of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, increased 30% in the quarter ended March 31, 2012, primarily due to higher levels of client activity, including structured transactions.

In the quarter ended March 31, 2012, fixed income and commodities sales and trading net revenues reflected net gains of $492 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ credit default swap spreads and other credit factors compared with gains of $857 million in the quarter ended March 31, 2011. The Company also recorded losses of $763 million in the quarter ended March 31, 2012 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s credit default swap spreads and other credit factors compared with losses of $156 million in the quarter ended March 31, 2011. The gains and losses on credit default swap spreads and other credit factors do not reflect any gains or losses on related hedging instruments.

Other.    In addition to the equity and fixed income
and commodities sales and trading net revenues discussed above, sales and trading revenues included other trading revenues, consisting of certain activities associated with the Company’s lending activities, gains (losses) on economic hedges related to the Company’s long-term debt

and negative carry. Other sales and trading net revenues reflected a net loss of $286 million in the quarter ended March 31, 2012 compared with a net loss of $460 million in the quarter ended March 31, 2011. The results in both quarters primarily reflected losses on economic hedges related to the Company’s long-term debt and negative carry. Results in the quarter ended March 31, 2012 were partially offset by net gains of $134 million associated with the portion of the loan and lending commitment portfolio carried at fair value (mark-to-market valuations and realized gains of $770 million and losses on related hedges of $636 million). Results in the prior year quarter were partially offset by net gains of approximately $74 million associated with the portion of the loan and lending commitment portfolio carried at fair value (mark-to-market valuations and realized gains of approximately $209 million offset by losses on related hedges of approximately $135 million).

Effective April 1, 2012, the Company began accounting for all new
“relationship-driven” and “event-driven” loans and lending commitments as either held for investment or held for sale. This corporate lending portfolio has grown and the Company expects this trend to continue. See
“Quantitative and Qualitative Disclosures about Market Risk—Credit Risk—Institutional Securities Activities—Credit Exposure—Corporate Lending” in Part I, Item 3, herein.

Net Interest.    Net interest expense increased to $461 million in the quarter ended March 31, 2012 from $327 million in the quarter ended March 31, 2011 primarily due to lower interest revenues in reverse repurchase agreements and stock lending transactions.

Principal Transactions—Investments.    Principal transaction net investment losses of $49 million were recognized in the quarter ended March 31, 2012 compared with net investment gains of $143 million in the quarter ended March 31, 2011. Results in the quarter ended March 31, 2012 primarily included mark-to-market losses on principal investments. Results in the quarter ended March 31, 2011 reflected gains in principal investments in real estate funds and investments associated with certain employee deferred compensation plans and co-investment plans.

Other.    Other gains of $58 million were recognized in the quarter ended March 31, 2012 compared with other losses of $602 million in the quarter ended March 31, 2011. The results in the quarters ended March 31, 2012 and 2011, primarily included a gain (loss) of $27 million and $(655) million, respectively, arising from the Company’s 40%
stake in MUMSS (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein).

Non-interest
Expenses.    Non-interest expenses increased 6% in the quarter ended March 31, 2012. The increase was primarily due to higher compensation expenses. Compensation and benefits expenses increased 10% in the quarter ended March 31, 2012, primarily due to higher net revenues, excluding the impact of the Company’s Debt—Related Credit Spreads on Borrowings that are accounted for at fair value, and severance expense of $108 million related to reductions in force in January 2012. Non-compensation expenses increased 1% in the quarter ended March 31, 2012 compared with the prior year period. Information processing and communications expense increased 12% in the quarter ended
March 31, 2012, primarily due to ongoing investments in technology. Professional services expenses increased 21% in the quarter ended March 31, 2012, primarily due to higher consulting expenses. Other expenses decreased 27% in the quarter ended March 31, 2012, primarily due to lower litigation expenses.

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

Three Months Ended March 31,

2012

2011

(dollars in millions)

Revenues:

Investment banking

$
205

$
204

Principal transactions:

Trading

371

333

Investments

2

4

Commissions and fees

630

770

Asset management, distribution and administration fees

1,739

1,662

Other

57

90

Total non-interest revenues

3,004

3,063

Interest income

490

453

Interest expense

80

112

Net interest

410

341

Net revenues

3,414

3,404

Compensation and benefits

2,105

2,109

Non-compensation expenses

922

951

Total non-interest expenses

3,027

3,060

Income from continuing operations before income taxes

387

344

Provision for income taxes

121

89

Income from continuing operations

266

255

Discontinued operations:

Income from discontinued operations

2

3

Provision for income taxes

1

1

Net gain on discontinued operations

1

2

Net income

267

257

Net income applicable to noncontrolling interests

74

74

Net income applicable to Morgan Stanley

$
193

$
183

Amounts applicable to Morgan Stanley:

Income from continuing operations

$
193

$
182

Net gain from discontinued operations

—

1

Net income applicable to Morgan Stanley

$
193

$
183

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

Three Months Ended March 31,

2012

2011

(dollars in millions)

Revenues:

Transactional

$
1,206

$
1,307

Asset management

1,739

1,662

Net interest

410

341

Other

59

94

Net revenues

$
3,414

$
3,404

MSSB.    On May 31, 2009, MSSB was formed (see Note 3 to the consolidated financial statements included in the 2011 Form 10-K). The Company owns 51% of MSSB, which is consolidated. Net income applicable to noncontrolling interests for all periods primarily represents Citi’s interest in MSSB.

Quilter.    On April 2, 2012, the Company closed the sale of Quilter, its retail wealth management business in the U.K. The Company has classified Quilter as held for sale within the Global Wealth Management Group business segment and the results of its operations are presented as discontinued operations for all periods presented.

Transactional.

Investment Banking.    Investment banking revenues were $205 million in the quarter ended March 31, 2012, essentially unchanged from the comparable period of 2011.

Principal Transactions—Trading.    Principal
transactions—Trading revenues increased 11% in the quarter ended March 31, 2012 from the comparable period of 2011, primarily due to gains related to investments associated with certain employee deferred compensation plans, higher revenues from corporate fixed income securities and unit investment trusts, partially offset by lower revenues from corporate equity securities, government securities, derivatives and structured products.

Commissions and Fees.    Commissions and fees revenues decreased 18% in the quarter ended March 31, 2012 from the comparable period of 2011, primarily due to lower client activity.

Asset Management.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 5%
in the quarter ended March 31, 2012 from the comparable period of 2011, primarily due to higher fee-based revenues and higher revenues from the bank deposit program on balances held at Citi depositories. The referral fees for deposits placed with Citi affiliated depository institutions were $82 million and $65 million in the quarters ended March 31, 2012 and 2011, respectively.

Balances in the bank deposit program increased to $112.0 billion at March 31, 2012 from $111.5 billion at March 31, 2011. Deposits held by
Company-affiliated FDIC-insured depository institutions were $57 billion at March 31, 2012 and $54 billion at March 31, 2011.

Client assets in fee-based accounts increased to $531 billion and represented 30% of total client assets at
March 31, 2012, compared with $490 billion and 29% at March 31, 2011, respectively. Total client asset balances increased to $1,744 billion at March 31, 2012 from $1,706 billion at March 31, 2011, primarily due to the impact of market conditions and net new asset inflows. Client asset balances in households with assets greater than $1 million increased to $1,323 billion at March 31, 2012 from $1,272 billion at March 31, 2011. Global fee-based asset net inflows decreased to $8.7 billion at March 31, 2012 from $17.5 billion at March 31, 2011.

Net Interest.

Net interest increased 20% in the quarter ended March 31, 2012 from the comparable period of 2011, primarily resulting from an increase in Interest income from the securities available for sale portfolio and higher revenues from the bank deposit program.

Other.

Principal Transactions—Investments.    Principal transaction net investment gains were $2 million in the quarter ended
March 31, 2012 compared with net investment gains of $4 million in the quarter ended March 31, 2011. The decrease primarily reflected losses related to investments associated with certain employee deferred compensation plans compared with such investments in the prior year.

Other.    Other revenues were $57 million in the quarter ended March 31,
2012, a decrease of 37% from the comparable period of 2011, primarily due to lower gains on sales of securities available for sale, lower proxy and other fees, lower credit card revenues and a higher allowance for loan losses.

Non-interest Expenses.    Non-interest expenses decreased 1% in the quarter ended March 31, 2012 from the comparable period of 2011. Compensation and benefits expense was essentially unchanged in the quarter ended March 31, 2012 from the comparable period of 2011. Non-compensation expenses decreased 3% in the quarter ended March 31, 2012 from the comparable period of 2011. In the quarter ended March 31, 2012, marketing and business development expense increased 12% from the comparable period of 2011, primarily due to higher costs associated with conferences and seminars. Professional services expense decreased 10% in the quarter ended March 31, 2012 from the comparable period of 2011, primarily due to lower technology consulting costs.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

Three Months Ended March
31,

2012

2011

(dollars in millions)

Revenues:

Investment banking

$
7

$
2

Principal transactions:

Trading

(6
)

(1
)

Investments

132

182

Asset management, distribution and administration fees

411

405

Other

(3
)

42

Total non-interest revenues

541

630

Interest income

3

4

Interest expense

11

12

Net interest

(8
)

(8
)

Net revenues

533

622

Compensation and benefits

218

253

Non-compensation expenses

187

244

Total non-interest expenses

405

497

Income from continuing operations before income taxes

128

125

Provision for income taxes

38

30

Income from continuing operations

90

95

Discontinued operations:

Gain from discontinued operations

1

6

Provision for (benefit from) income taxes

—

—

Net gain from discontinued operations

1

6

Net income

91

Net income applicable to noncontrolling interests

65

27

Net income applicable to Morgan Stanley

$
26

$
74

Amounts applicable to Morgan Stanley:

Income from continuing operations

$
25

$
68

Net gain from discontinued operations

1

6

Net income applicable to Morgan Stanley

$
26

$
74

Noncontrolling Interests.    Noncontrolling interests are primarily related to the
consolidation of certain real estate funds sponsored by the Company.

Discontinued
Operations.    Discontinued operations in the quarters ended March 31, 2012 and March 31, 2011 primarily include results of operations related to the sale of substantially all of its retail asset management business, including Van Kampen Investments Inc., to Invesco Ltd. See Note 20 for further information.

Statistical Data.

The Asset Management business segment’s period-end and average assets under management or supervision were as follows:

At March 31,

Average For The Three
Months Ended March 31,

2012

2011

2012

2011

(dollars in billions)

Assets under management or supervision by asset class:

Traditional Asset Management:

Equity

$
117

$
116

$
111

$
112

Fixed income

58

61

58

61

Liquidity

75

55

74

55

Alternatives(1)

26

18

25

18

Total Traditional Asset Management

276

250

268

246

Real Estate Investing

19

17

19

16

Merchant Banking:

Private Equity

9

9

9

9

FrontPoint(2)

—

—

—

3

Total Merchant Banking

9

9

9

12

Total assets under management or supervision

$
304

$
276

$
296

$
274

Share of minority stake assets(2)(3)

$
6

$
8

$
5

$
7

(1)
The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.

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

Activity in the Asset Management business segment’s assets under management or supervision during the quarters ended March 31, 2012 and 2011 were as follows:

Three Months Ended March 31,

2012

2011(1)

(dollars in billions)

Balance at beginning of period

$
287

$
272

Net flows by asset class:

Traditional Asset Management:

Equity

(1
)

2

Fixed income

(1
)

(1
)

Liquidity

1

2

Alternatives(2)

—

—

Total Traditional Asset Management

(1
)

3

Real Estate Investing

1

—

Merchant Banking:

FrontPoint(3)

—

(2
)

Total Merchant Banking

—

(2
)

Total net flows

—

1

Net market appreciation

17

7

Decrease due to FrontPoint transaction

—

(4
)

Total net increase

17

4

Balance at end of period

$
304

$
276

(1)
All prior-period amounts have been reclassified to conform to the current period’s presentation.

(2)
The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.

(3)
The amount for the quarter ended March 31, 2011 includes two months of net flows related to FrontPoint.

Principal Transactions—Investments.    The Company recorded principal transactions net investment gains of $132 million in the quarter ended March 31, 2012 compared with net gains of $182 million in the quarter ended March 31, 2011. The decrease in the quarter ended March 31, 2012 was primarily related to lower net investment gains in the
Company’s Merchant Banking business, including certain investments associated with the Company’s employee deferred compensation and co-investment plans, partially offset by higher net investment gains associated with certain consolidated real estate funds sponsored by the Company.

Asset Management, Distribution and Administration Fees.    Asset
management, distribution and administration fees increased 1% in the quarter ended March 31, 2012 compared with the prior year period. The increase primarily reflected higher performance fees and higher fund management and administration fees, primarily due to higher average assets under management. The increase in revenues was partially offset by the absence of FrontPoint in the quarter ended March 31, 2012 compared with two months of FrontPoint fees in the quarter ended
March 31, 2011.

The Company’s assets under management increased $28 billion from $276 billion at March 31, 2011 to $304 billion at March 31, 2012 reflecting net customer inflows primarily in the Company’s liquidity funds. The Company recorded net customer inflows of $0.2 billion in the quarter ended March 31, 2012 compared with net inflows of $1.4 billion in the quarter ended March 31, 2011.

Other.    Other losses were $3 million in the quarter
ended March 31, 2012 as compared with gains of $42 million in the quarter ended March 31, 2011. The decrease in the quarter ended March 31, 2012 primarily reflected lower revenues associated with the Company’s minority stake investments in Avenue Capital Group, a New York based investment manager, and Lansdowne Partners, a London-based investment manager.

Non-interest Expenses.    Non-interest expenses decreased 19% in the quarter ended
March 31, 2012 compared with the quarter ended March 31, 2011, reflecting a decrease in compensation expenses and non-compensation expenses. Compensation and benefits expenses decreased 14% in the quarter ended March 31, 2012 compared with the prior year period primarily related to lower net revenues, including the absence of FrontPoint in the quarter ended March 31, 2012 compared with two months of FrontPoint expenses in the quarter ended March 31, 2011.
Non-compensation expenses decreased 23% in the quarter ended March 31, 2012 compared with the prior year period, which included indemnification losses related to the FrontPoint transaction recognized in Other expenses.

Other Matters.

Real Estate.

The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner. The Company’s real estate investments at March 31, 2012 and December 31, 2011 are described below. Such amounts exclude investments associated with certain employee deferred compensation and co-investment plans.

At March 31, 2012 and December 31, 2011, the condensed consolidated statements of financial condition included amounts representing real estate investment assets of condensed consolidated subsidiaries of approximately $2.1 billion and $2.0 billion, respectively, including noncontrolling interests of approximately $1.7 billion and $1.6 billion, respectively, for a net amount of $0.4 billion in both periods. This net presentation is a non-GAAP financial measure that the Company considers to be a useful measure for the Company and investors to use in assessing the Company’s net exposure. In addition, the Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to real estate investments of $0.7 billion at March 31, 2012.

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

See Note 11 to the condensed consolidated financial statements for further information.

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

For a further discussion
regarding the regulatory outlook for the Company, please refer to “Supervision and Regulation” in Part I, Item 1 included in the Form 10-K.

Activities Restrictions under the Volcker Rule.    On April 19, 2012, the Federal Reserve issued guidance regarding when banking entities, such as the Company, must bring their activities, investments, relationships and transactions into compliance with the Volcker Rule. The guidance confirms that banking entities will have until July 21, 2014 to bring all of their activities and investments into conformance with the Volcker Rule, subject to possible extensions. Banking entities must act in good faith and develop a conformance plan that is as specific as possible about how they will fully conform all of their covered activities and investments by July 21, 2014, unless that period is extended by the Federal Reserve.

Critical Accounting Policies.

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 1 to the condensed consolidated financial statements). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K and Note 2 to the condensed consolidated financial statements), the following policies involve a higher degree of judgment and complexity.

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

•

Certain Securities purchased under agreements to resell;

•

Certain Deposits;

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

In determining fair value, the Company uses various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels, wherein Level 1 uses observable prices in active markets, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and, therefore, require the greatest use of judgment. In periods of market disruption, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be recategorized from Level 1 to Level 2 or Level 2 to Level 3. In addition, a downturn in market conditions could lead to declines in the valuation of many instruments. For further information on the valuation process, fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, and quantitative information about and sensitivity of significant unobservable inputs used in Level 3 fair value measurements, see Notes 2 and 4 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K and Notes 2 and 3 to the condensed consolidated financial statements.

Level 3 Assets and Liabilities.    The Company’s Level 3 assets before the
impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $29.7 billion and $32.5 billion at March 31, 2012 and December 31, 2011, respectively, and represented approximately 9% and 10% at
March 31, 2012 and December 31, 2011, respectively, of the assets measured at fair value (approximately 4% of total assets at March 31, 2012 and December 31, 2011). Level 3 liabilities before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $9.9 billion and $11.2 billion at March 31, 2012 and December 31, 2011, respectively, and represented approximately 5% and 6%, respectively, of the Company’s liabilities measured at fair value.

Assets and Liabilities Measured at Fair Value on a Non-recurring
Basis.    At March 31, 2012, certain of the Company’s assets were measured at fair value on a non-recurring basis, primarily relating to loans, other investments, premises, equipment and software costs, and intangible assets. The Company incurs losses or gains for any adjustments of these assets to fair value. A downturn in market conditions could result in impairment charges in future periods.

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

Fair Value Control Processes.    The Company employs control
processes to validate the fair value of its financial instruments, including those derived from pricing models. These control processes are designed to ensure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. For more information regarding the Company’s valuation policies, processes and procedures, see Note 2 to the condensed consolidated financial statements.

Goodwill and Intangible Assets.

Goodwill.    The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level, which is generally at the level of or one level below its business segments. Goodwill no longer retains its association with a particular acquisition once it has been assigned to a reporting unit. As such, all of the activities of a reporting unit, whether acquired or organically developed, are available to support the value of the goodwill. For both the annual and interim tests, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if the Company concludes otherwise, then it is required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment.
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

The income of certain foreign subsidiaries earned outside of the United States has previously been excluded from taxation in the U.S. as a result of a provision of U.S. tax law that defers the imposition of tax on certain active financial services income until such income is repatriated to the United States as a dividend. This provision, which expired for taxable years beginning on or after January 1, 2012, had previously been extended by Congress on several occasions, including the most recent extension which occurred during 2010. If this provision is extended again with respect to such income earned during 2012, the overall financial impact to the Company would depend upon the level, composition and geographic mix of earnings but could decrease the Company’s 2012 annual effective tax rate and have a favorable impact on the
Company’s net income, but not its cash flows due to utilization of tax attributes carryforwards.

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

In most cases, these SPEs are deemed for accounting purposes to be VIEs. The Company applies accounting guidance for consolidation of VIEs to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Entities that previously met the criteria as qualifying SPEs that were not subject to consolidation prior to
January 1, 2010 became subject to the consolidation requirements for VIEs on that date. Excluding entities subject to the Deferral (as defined in Note 2 to the condensed consolidated financial statements), effective January 1, 2010, the primary beneficiary of a VIE is the party that both (1) has the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (2) has an obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. The Company consolidates entities of which it is the primary beneficiary.

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

See Note 2 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K for information on accounting guidance adopted on January 1, 2010 for transfers of financial assets.

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

The Balance Sheet.

The Company actively
monitors and evaluates the composition and size of its balance sheet. A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets increased to $781,030 million at March 31, 2012 from $749,898 million at December 31, 2011. The increase in total assets was primarily due to an increase in Securities borrowed, Financial instruments owned—Corporate equities, Federal funds sold and securities purchased under agreements to resell and Securities received as collateral.

The Company’s assets and liabilities are primarily related to transactions attributable to sales and trading and securities financing activities. At March 31, 2012, securities financing assets and liabilities were $365 billion and $284 billion, respectively. At December 31, 2011, securities financing assets and liabilities were $332 billion and $268 billion, respectively. Securities financing transactions include repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Note 2 to the consolidated financial statements for the year ended
December 31, 2011 included in the Form 10-K and Note 5 to the condensed consolidated financial statements). Securities sold under agreements to repurchase and Securities loaned were $142 billion at March 31, 2012 and averaged $158 billion during the quarter ended March 31, 2012. Securities purchased under agreements to resell and Securities borrowed were $278 billion at March 31, 2012 and averaged $283 billion during the quarter ended March 31, 2012.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer owned securities, and customer cash, which is segregated according to regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage clients. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets were $18 billion and $12 billion at March 31, 2012 and December 31, 2011, respectively, recorded in accordance with accounting guidance for the transfer of financial assets that represented offsetting assets and liabilities for fully collateralized non-cash loan transactions.

The following table sets forth the Company’s tangible common equity at March 31, 2012 and
December 31, 2011 and average balances during the quarter ended March 31, 2012:

Balance at

Average Balance(1)

March 31, 2012

December 31, 2011

For the Three Months Ended March 31, 2012

(dollars in millions)

Common equity

$
60,816

$
60,541

$
60,485

Preferred equity

1,508

1,508

1,508

Morgan Stanley shareholders’ equity

62,324

62,049

61,993

Junior subordinated debentures issued to capital trusts

4,838

4,853

4,844

Less: Goodwill and net intangible assets(2)

(6,660
)

(6,691
)

(6,685
)

Tangible Morgan Stanley shareholders’ equity

$
60,502

$
60,211

$
60,152

Common equity

$
60,816

$
60,541

$
60,485

Less: Goodwill and net intangible assets(2)

(6,660
)

(6,691
)

(6,685
)

Tangible common equity(3)

$
54,156

$
53,850

$
53,800

(1)
The Company calculates its average balances based upon month-end balances.

(2)
The goodwill and net intangible assets deduction exclude mortgage servicing rights (net of disallowable mortgage servicing rights) of $90 million and $120 million at
March 31, 2012 and December 31, 2011, respectively, and include only the Company’s share of MSSB’s goodwill and intangible assets.

(3)
Tangible common equity, a non-GAAP financial measure, equals common equity less goodwill and net intangible assets as defined above. The Company views tangible common equity as a useful measure to investors because it is a commonly utilized metric and reflects the common equity deployed in the Company’s businesses.

Balance Sheet and Funding Activity for the Three Months Ended March 31, 2012.

During
the quarter ended March 31, 2012, the Company issued notes with a principal amount of approximately $5 billion. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates based primarily on short-term London Inter-Bank Offer Rate (“LIBOR”) trading levels. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.3 years at March 31,
2012. During the quarter ended March 31, 2012, approximately $16 billion in aggregate long-term borrowings were matured or retired. Subsequent to March 31, 2012 and through April 30, 2012, the Company’s long-term borrowings (net of issuances) decreased by approximately $1.6 billion.

At March 31, 2012, the aggregate outstanding carrying amount of the
Company’s senior indebtedness was approximately $166 billion (including guaranteed obligations of the indebtedness of subsidiaries) compared with $176 billion at December 31, 2011. The decrease in the amount of senior indebtedness was primarily due to repayments of notes, net of new issuances in long-term and short-term borrowings.

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

At March 31, 2012, the Company had approximately $1.6 billion remaining under its current share repurchase program out of the $6 billion authorized by the Board of Directors in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases by the Company are subject to regulatory approval. During the quarter ended March 31, 2012, the Company did not repurchase common stock as part of its capital management share repurchase program (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

The Board of Directors determines the declaration and payment of dividends on a quarterly basis. In April 2012, the Company announced that its Board of
Directors declared a quarterly dividend per common share of $0.05. In March 2012, the Company also announced that the Board of Directors declared a quarterly dividend of $252.78 per share of Series A Floating Rate Non-Cumulative Preferred Stock
(represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25278) and a quarterly dividend of $25.00 per share of Series C Non-Cumulative Non-Voting Perpetual Preferred
Stock.

Required Capital.

The Company’s capital estimation is based on the Required Capital Framework, an internal capital adequacy measure. This framework is a risk-based internal use of capital measure, which is compared with the Company’s regulatory capital to help ensure the Company maintains an amount of risk-based going concern capital after absorbing potential losses from extreme stress events at a point in time. The difference between the Company’s regulatory capital and aggregate Required Capital is the Company’s Parent capital. Average Tier 1 common capital, aggregate Required Capital and Parent capital for the quarter ended
March 31, 2012 were approximately $40.9 billion, $27.0 billion and $13.9 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, including Basel III, organic growth, acquisitions and other capital needs.

Tier 1 common capital and common equity attribution to the business segments is based on capital usage calculated by Required
Capital Framework. In principle, each business segment is capitalized as if it were an independent operating entity with limited diversification benefit between the business segments. Required Capital is assessed at each business segment and further attributed to product lines. This process is intended to align capital with the risks in each business segment in order to allow senior management to evaluate returns on a risk-adjusted basis. The Required Capital Framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. During 2012, the Company will continue to evaluate the framework with respect to the impact of future regulatory requirements, as appropriate.

Beginning in the quarter ended March 31, 2012, the Company and segment Required Capital is met by Tier 1 common capital.
Prior to the current quarter, the Company’s Required Capital was met by regulatory Tier 1 capital or Tier 1 common equity. Segment capital for prior periods has been recast under this framework.

For a further discussion of the Company’s Tier 1 common capital, see “Regulatory Requirements” herein.

The following table presents the Company’s and business segments’ average Tier 1 common capital and average common equity for the quarter ended
March 31, 2012 and the quarter ended December 31, 2011.

Three Months Ended March 31, 2012

Three Months Ended December 31, 2011

Average Tier 1 Common Capital

Average Common Equity

Average Tier 1 Common Capital

Average Common Equity

(dollars in billions)

Institutional Securities

$
22.1

$
29.5

$
24.4

$
31.3

Global Wealth Management Group

3.6

13.3

3.3

13.0

Asset Management

1.3

2.5

1.3

2.5

Parent capital

13.9

15.2

11.6

13.8

Total

$
40.9

$
60.5

$
40.6

$
60.6

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

•

  Additional collateral that would be required by trading counterparties and certain exchanges and clearing organizations related to a multi-notch credit rating downgrade;

•

  Additional collateral that would be required due to collateral substitutions, collateral disputes and uncalled collateral;

113

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

At March 31, 2012, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its Liquidity Stress Tests.

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

Global Liquidity Reserve by Type of Investment.

The table below summarizes the Company’s Global Liquidity Reserve by type of investment:

At March 31, 2012

(dollars in billions)

Cash deposits with banks

$
10

Cash deposits with central banks

24

Unencumbered highly liquid securities:

U.S. Government obligations

81

U.S. agency and agency mortgage-backed securities

36

Non-U.S. sovereign obligations(1)

18

Investments in money market funds

—

Other investment grade securities

10

Global Liquidity Reserve

$
179

(1)
Non-U.S sovereign obligations are composed of unencumbered German, French, Dutch, U.K., Brazilian and Japanese government obligations.

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

The table below summarizes the Global Liquidity Reserve held by the Parent and operating subsidiaries:

Average Balance(1)

At March 31, 2012

At December 31, 2011

For the Three Months Ended March 31, 2012

For the Three Months Ended December 31, 2011

(dollars in billions)

Parent

$
72

$
75

$
71

$
76

Non-Bank Subsidiaries:

Domestic

15

18

16

16

Foreign

27

26

28

24

Total Non-Bank Subsidiaries

42

44

44

40

Bank Subsidiaries:

Domestic

56

56

56

56

Foreign

9

7

7

7

Total Bank Subsidiaries

65

63

63

63

Total

$
179

$
182

$
178

$
179

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

Secured
Financing.    A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term collateralized receivables arising principally from its Institutional Securities business segment’s sales and trading activities. The liquid nature of these assets provides the Company with flexibility in funding these assets with secured financing. The Company’s goal is to achieve an optimal mix of durable secured and unsecured funding. The Institutional Securities business segment actively sources term secured funding. Secured funding investors principally focus on the quality of the eligible collateral posted, which is why the
Company

actively manages its secured financing book based on the quality of the assets being funded. The ability to fund less liquid assets may be impaired in a stress environment. To mitigate this risk, the Company obtains longer-term secured financing for less liquid assets.

The Company utilizes shorter term secured funding only for
highly liquid assets and has established longer tenor targets for less liquid asset classes, for which funding may be at risk in the event of a market disruption. The Company defines highly liquid collateral as that which is consistent with the standards of the Global Liquidity Reserve, and less liquid collateral as that which does not meet those standards. At March 31, 2012, the weighted average maturity of the Company’s secured financing against less liquid collateral was greater than 120 days. To further minimize the refinancing risk of secured financing for less liquid collateral, the Company diversifies its investor base and limits the amount of monthly maturities for secured financing of less liquid collateral.
Finally, in addition to the above risk management framework, the Company holds a portion of its Global Liquidity Reserve against the potential disruption to its secured financing capabilities.

Unsecured Financing.    The Company views long-term debt and deposits as stable sources of funding for core inventories and less liquid assets. Unencumbered securities and non security assets are financed with a combination of long and short term debt and deposits. When appropriate, the Company may use derivative products to conduct asset and liability management and to make adjustments to the Company’s interest rate risk profile (see Note 12 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K).

Temporary Liquidity Guarantee Program (“TLGP”).    In October 2008, the Secretary of the U.S. Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991, and the FDIC announced the TLGP. Based on the Final Rule adopted on November 21, 2008, the TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Company) between October 14, 2008 and June 30, 2009. Of the $23.8 billion issued by the Company under the TLGP, $4.7 billion was still outstanding at
March 31, 2012.

Short-Term Borrowings.    The Company’s unsecured short-term borrowings consist
of commercial paper, bank loans, bank notes and structured notes with maturities of 12 months or less at issuance.

The table below summarizes
the Company’s short-term unsecured borrowings:

At March 31, 2012

At   December
31, 2011

(dollars in millions)

Commercial paper(1)

$
257

$
978

Other short-term borrowings

1,760

1,865

Total

$
2,017

$
2,843

(1)
At December 31, 2011, the majority of the commercial paper balance was issued as part of client transactions and was not used for the Company’s general funding purposes. During the quarter ended March 31, 2012, the client transactions matured and the remaining balance at March 31, 2012 was used for the Company’s general funding purposes.

Deposits.    The Company’s bank subsidiaries’ funding sources include bank deposits, repurchase agreements, federal funds purchased, certificates of deposit, money market deposit accounts, demand deposit accounts, commercial paper and Federal Home Loan Bank advances. The vast majority of deposits in Morgan Stanley Bank, N.A. and Morgan Stanley Private
Bank, National Association (the “Subsidiary Banks”) are sourced from the Company’s retail brokerage accounts and are considered to have stable, low cost funding characteristics.

Deposits were as follows:

At March 31, 2012(1)

At December 31, 2011(1)

(dollars in millions)

Savings and demand deposits(2)

$
63,950

$
63,029

Time deposits(3)

2,491

2,633

Total

$
66,441

$
65,662

(1)
Total deposits subject to FDIC Insurance at March 31, 2012 and December 31, 2011 were $53 billion and $52 billion, respectively.

(2)
Amounts include non-interest bearing deposits of $1,280 million and $1,270 million at March 31, 2012 and December 31, 2011, respectively.

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

Long-term borrowings at March 31, 2012 consisted of the
following:

Parent

Subsidiaries

Total

(dollars in millions)

Due in 2012

$
19,357

$
1,063

$
20,420

Due in 2013

24,697

479

25,176

Due in 2014

20,672

1,253

21,925

Due in 2015

18,448

4,128

22,576

Due in 2016

17,978

1,663

19,641

Thereafter

65,328

1,657

66,985

Total

$
166,480

$
10,243

$
176,723

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

At April 30, 2012, the Company’s and Morgan Stanley Bank, N.A.’s senior unsecured ratings were as set forth below. The long-term credit ratings on the Company by Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”) are currently at different levels (commonly referred to as “split ratings”).

Company

Morgan Stanley Bank, N.A.

Short-Term Debt

Long-Term Debt

Rating Outlook

Short-Term Debt

Long-Term Debt

Rating Outlook

Dominion Bond Rating Service Limited

R-1 (middle)

A (high)

Negative

—

—

—

Fitch Ratings

F1

A

Stable

F1

A

Stable

Moody’s Investor Services, Inc.(1)

P-1

A2

Downgrade Review

P-1

A1

Downgrade Review

Rating and Investment Information, Inc.

a-1

A+

Negative

—

—

—

Standard & Poor’s

A-2

A-

Negative

A-1

A

Negative

(1)
On February 15, 2012, Moody’s placed the ratings of 17 banks on review for downgrade in the context of a broad review of global banks with capital markets operations. As part of this review, Moody’s placed the Company’s and Morgan Stanley Bank, N.A’s “A2/A1” long-term and “P-1” short-term ratings on review for downgrade.

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business segment, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit rating downgrade. At March 31, 2012, the following are the amounts of additional collateral, termination payments or other contractual amounts (whether in a net asset or liability position) that could be called by counterparties under the terms of such agreements in the event of a downgrade of the Company’s long-term credit rating under various scenarios: $868 million (A3 Moody’s/A- S&P); $5,177 million (Baa1 Moody’s/ BBB+ S&P); and $7,206 million (Baa2 Moody’s/BBB S&P). Also, the Company is required to pledge additional collateral to certain exchanges and clearing organizations in the event of a credit rating downgrade. At March 31, 2012, the increased collateral requirement at certain exchanges and clearing organizations under various scenarios was $160 million (A3 Moody’s/A-
S&P); $1,600 million (Baa1 Moody’s/ BBB+ S&P); and $2,400 million (Baa2 Moody’s/BBB S&P).

While certain aspects of
a credit ratings downgrade are quantifiable pursuant to contractual provisions, the impact it will have on the Company’s business and results of operation in future periods is inherently uncertain and will depend on a number of inter-related factors, including, among others, the magnitude of the downgrade, individual client behavior and future mitigating actions the Company may take.

The liquidity impact of additional collateral requirements is fully considered for in the Company’s CFP.

Off-Balance Sheet Arrangements with Unconsolidated Entities.

The Company enters into various arrangements with unconsolidated entities, including VIEs, primarily in connection with its Institutional Securities and
Global Wealth Management Group business segments. See “Off-Balance Sheet Arrangements with Unconsolidated Entities” included in Part II, Item 7, of the Form 10-K and Note 6 to the condensed consolidated financial statements for further information.

See Note 11 to the condensed consolidated financial statements for further information on guarantees.

Commitments.

The Company’s
commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at
March 31, 2012 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Years to Maturity

Less than 1

1-3

3-5

Over 5

Total at March 31, 2012

(dollars in millions)

Letters of credit and other financial guarantees obtained to satisfy collateral requirements

$
2,068

$
12

$
6

$
—

$
2,086

Investment activities

1,160

238

44

274

1,716

Primary lending commitments—investment grade(1)(2)

10,181

9,854

31,778

1,997

53,810

Primary lending commitments—non-investment grade(2)

2,182

2,789

9,981

897

15,849

Secondary lending commitments(3)

56

203

20

112

391

Commitments for secured lending transactions

1,299

251

198

—

1,748

Forward starting reverse repurchase agreements and securities borrowing agreements(4)

74,317

—

—

—

74,317

Commercial and residential mortgage-related commitments

1,378

26

201

450

2,055

Other commitments

1,262

248

5

1

1,516

Total

$
93,903

$
13,621

$
42,233

$
3,731

$
153,488

(1)
This amount includes commitments to asset-backed commercial paper conduits of $275 million at March 31, 2012, of which $138 million have maturities of less than one year and $137 million of which have maturities of one to three years.

(2)
This amount includes $12.2 billion of investment grade and $3.5 billion of non-investment grade unfunded commitments accounted for as held for investment and $68 million of investment grade and $191 million of non-investment grade unfunded commitments accounted for as held for sale at March 31, 2012. The remainder of these lending commitments are carried at fair value.

(3)
These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 3 to the condensed consolidated financial statements).

(4)
The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to March 31, 2012 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and of the amount at
March 31, 2012, $70.7 billion settled within three business days.

Regulatory Requirements.

Capital.

The Company is a
financial holding company under the Bank Holding Company Act of 1956, as amended, and is subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance

with such capital requirements. The Office of the Comptroller of the Currency establishes similar capital requirements and standards for the Company’s national bank subsidiaries (see
“Other Matters—Regulatory Outlook” herein).

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

In June 2011, the U.S. banking regulators published final regulations implementing a provision of the Dodd-Frank Act requiring that certain institutions supervised by the Federal Reserve, including the Company, be subject to capital requirements that are not less than the generally applicable risk-based capital requirements. As a result, the generally applicable capital requirements, which are based on Basel I standards, but may themselves change over time, will serve as a permanent floor to minimum capital requirements calculated under the Basel II standards the Company is currently required to implement, as well as future capital standards.

In December 2009, the Basel Committee released
proposals on risk-based capital, leverage and liquidity standards, known as “Basel III”. Basel III contains new capital standards that raise the quality of capital and strengthen counterparty credit risk capital requirements and introduce a leverage ratio as a supplemental measure to the risk-based ratio. Basel III includes a new capital conservation buffer, which imposes a common equity requirement above the new minimum that can be depleted under stress, subject to restrictions on capital actions, a new additional loss absorbency capital requirement for global systemically important banks (“GSIB”) such as the Company, and a new countercyclical buffer which regulators can activate during periods of excessive credit growth in their jurisdiction. The Basel III proposals complement an earlier proposal for revisions to the market risk framework. The earlier proposal, also referred to as Basel 2.5, increases capital requirements for securitizations and correlation trading within the Company’s trading book. In 2011, the U.S. regulators issued proposed rules that are intended to implement certain aspects of the market risk framework proposals. While precise dates for the implementation of the new requirements in the U.S. have not been announced, the U.S. regulators will require implementation of Basel III subject to an extended phase-in period.

In December 2011, the Federal Reserve issued final rules on Capital Plans, which require large bank holding companies such as the Company to submit Capital Plans on an annual basis in order for the
Federal Reserve to assess the companies’ systems and processes that incorporate forward-looking projections of revenue and losses to monitor and maintain their internal capital adequacy. The rules also require that such companies receive no objection from the Federal Reserve before making a capital action. The Federal Reserve published the results of its 2012 Comprehensive Capital Analysis and Review in March 2012. The Company received no objection to its 2012 capital plan, including the potential acquisition of an additional 14% of MSSB and ongoing payment of current common and preferred dividends.

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

At March 31, 2012, the Company was in compliance with
Basel I capital requirements with ratios of Tier 1 capital to RWAs of 16.8% and total capital to RWAs of 18.1% (6% and 10% being well-capitalized for regulatory purposes, respectively). Also, the ratio of Tier 1 common capital to
RWAs was 13.3% (5% being the minimum under the Federal Reserve’s new capital plan framework). In addition, financial holding companies are also subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the year. At March 31, 2012, the Company was in compliance with this leverage restriction, with a Tier 1 leverage ratio of 7.0% (5% being well-capitalized for regulatory purposes).

The following table reconciles the Company’s total shareholders’ equity to Tier 1 common, Tier 1, Tier 2 and Total allowable capital as defined by the regulations issued by the Federal Reserve and presents the Company’s consolidated capital ratios at March 31, 2012 and December 31, 2011:

At March 31, 2012

At December 31, 2011

(dollars in millions)

Allowable capital

Common shareholders’ equity

$
60,816

$
60,541

Less: Goodwill

(6,700
)

(6,686
)

Less: Non-servicing intangible assets

(4,080
)

(4,165
)

Less: Net deferred tax assets(2)

(5,575
)

(6,098
)

Less: After-tax debt valuation adjustment

(842
)

(2,296
)

Other deductions

(1,468
)

(1,511
)

Tier 1 common capital(1)(2)

42,151

39,785

Qualifying preferred stock

1,508

1,508

Qualifying restricted core capital elements

9,868

9,821

Tier 1 capital(2)

53,527

51,114

Qualifying subordinated debt and restricted core capital elements

4,721

4,546

Other qualifying amounts

25

17

Other deductions

(686
)

(721
)

Tier 2 capital

4,060

3,842

Total allowable capital(2)

$
57,587

$
54,956

Total risk weighted assets(2)

$
317,693

$
314,055

Capital ratios

Total capital ratio(2)

18.1
%

17.5
%

Tier 1 common capital ratio(1)(2)

13.3
%

12.7
%

Tier 1 capital ratio(2)

16.8
%

16.3
%

Tier 1 leverage ratio(2)

7.0
%

6.6
%

(1)

Tier 1 common capital ratio equals Tier 1 common capital divided by RWAs. On December 30, 2011, the Federal Reserve formalized regulatory definitions for Tier 1 common capital and Tier 1 common capital ratio. The Federal Reserve defined Tier 1 common capital as Tier 1 capital less non-common elements in Tier 1 capital, including perpetual preferred stock and related surplus, minority interest in

subsidiaries, trust preferred securities and mandatory convertible preferred securities. Previously, the Company’s definition of Tier 1 common capital included all of the items noted in the
Federal Reserve’s definition, but it also included an adjustment for the portion of goodwill and non-servicing intangible assets associated with MSSB’s noncontrolling interests (i.e., Citi’s share of MSSB’s goodwill and intangibles). The Company’s conformance to the Federal Reserve’s definition under the final rule reduced its Tier 1 common capital and Tier 1 common ratio by approximately $4.2 billion and 132 basis points, respectively at
December 31, 2011.

(2)
The December 31, 2011 deferred tax asset disallowance was adjusted by approximately $1.2 billion, resulting in a reduction to the Company’s Tier 1 common capital, Tier 1 capital, Total capital and RWAs by such amount, Tier 1 common capital ratio, Tier 1 capital ratio and Total capital ratio by approximately 30 basis points and Tier 1 leverage ratio by approximately 20 basis points.

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

At March 31, 2012, the Company calculated its RWAs in accordance with the regulatory capital requirements of the Federal Reserve, which is consistent with guidelines described under Basel I. RWAs reflect both on and off-balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations.

Market RWAs reflect capital charges attributable to the risk of loss resulting from adverse changes in market prices and other factors. For a further discussion of the Company’s market risks and Value-at-Risk (“VaR”) model, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of the Form 10-K and in Part I, Item 3 herein. Market RWAs incorporate two components:
systematic risk and specific risk. Systematic and specific risk charges are computed using either the Company’s VaR model or Standardized Approach in accordance with regulatory requirements.

Credit RWAs reflect capital charges attributable to the risk of loss arising from a borrower or counterparty failing to meet its financial obligations.
For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of the Form 10-K and in Part I, Item 3 herein.

Under the Basel Committee’s proposed framework, based on a preliminary analysis of the guidelines published to date and other factors, the Company estimates its pro forma Tier 1 common capital ratio under Basel III will be in a range between 8% and 10% by the end of 2012. This is a preliminary estimate and may change based on guidelines for implementation to be issued by the Federal Reserve.
The pro forma Tier 1 common capital ratio under Basel III is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to gauge future regulatory capital requirements. The pro forma Tier 1 common capital ratio estimate is based on shareholders’ equity, Tier 1 common capital and RWAs at March 31, 2012, adjusted for analysts’ consensus of earnings for the remainder of 2012, and various passive mitigation efforts. This preliminary estimate is forward-looking, is subject to risks and uncertainties that may cause actual results to differ materially and should not be taken as a projection of what our capital ratios, RWAs, earnings or other results will actually be at these future dates. For a discussion of risks and uncertainties that may affect the future results of the Company, please see “Risk Factors” in Part I, Item 1A of the Form 10-K.

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

Trading Risks.

The table below presents the Company’s 95%/one-day Trading VaR:

Table 1: 95% VaR

95%/One-Day VaR for the Quarter Ended March 31, 2012

95%/One-Day VaR for the Quarter Ended December 31, 2011

Market Risk Category

Period End

Average

High

Low

Period End

Average

High

Low

(dollars in millions)

Interest rate and credit spread

$
56

$
57

$
75

$
46

$
66

$
57

$
71

$
49

Equity price

38

33

42

24

25

29

48

21

Foreign exchange rate

13

16

25

9

18

12

18

8

Commodity price

32

31

36

25

28

28

33

23

Less: Diversification benefit(1)(2)

(70
)

(65
)

N/A

N/A

(67
)

(60
)

N/A

N/A

Primary Risk Categories

$
69

$
72

$
84

$
65

$
70

$
66

$
76

$
60

Credit Portfolio

33

40

52

33

52

103

122

49

Less: Diversification benefit(1)(2)

(24
)

(28
)

N/A

N/A

(35
)

(46
)

N/A

N/A

Total Trading VaR

$
78

$
84

$
93

$
76

$
87

$
123

$
145

$
83

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

The Company’s average VaR for the Primary Risk
Categories for the quarter ended March 31, 2012 was $72 million compared with $66 million for the quarter ended December 31, 2011. This increase was driven by elevated risk in equity, foreign exchange and commodity asset classes.

The average Credit Portfolio VaR for the quarter ended March 31, 2012 was $40 million compared with $103 million for the quarter ended
December 31, 2011. This reduction primarily reflects the settlement with MBIA in December of 2011.

The average Total Trading VaR for the
quarter ended March 31, 2012 was $84 million compared with $123 million for the quarter ended December 31, 2011. This reduction is principally the result of settlement with MBIA.

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

Table 2 presents the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (95% versus 99%) for the VaR statistic or a shorter historical time series (four-year versus one-year) for market data upon which it bases its simulations. The four-year VaR measure continues to reflect the high market volatilities experienced through 2008, while the one-year VaR is no longer affected by these phenomena.

Table 2: 95% and 99% Average Trading VaR with Four-Year / One-Year Historical Time Series

95% Average One-Day VaR for the Quarter Ended March 31, 2012

99% Average One-Day VaR for the Quarter Ended March 31, 2012

Market Risk Category

Four-Year Risk Factor History

One-Year Risk Factor History

Four-Year Risk Factor History

One-Year Risk Factor History

(dollars in millions)

Interest rate and credit spread

$
57

$
46

$
99

$
78

Equity price

33

28

48

41

Foreign exchange rate

16

14

26

21

Commodity price

31

29

52

45

Less: Diversification benefit(1)

(65
)

(57
)

(114
)

(97
)

Primary Risk Categories

$
72

$
60

$
111

$
88

Credit Portfolio

40

31

83

53

Less: Diversification benefit(1)

(28
)

(23
)

(55
)

(37
)

Total Trading VaR

$
84

$
68

$
139

$
104

(1)
Diversification benefit equals the difference between the total VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.

Distribution of VaR Statistics and Net Revenues for the quarter ended March 31, 2012.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenue is to compare the VaR with actual trading revenue. Assuming no intra-day trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the year is 13, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the adequacy of the VaR model could be questioned. Differences between recent market volatility and the historical volatility used in the VaR model may result in the number of days in which trading losses exceed VaR to be higher or lower than statistically expected. The Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results for both the Company as well as individual business units. For days where losses exceed the 95% or 99% VaR statistic, the Company examines the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results.

In line with the enhanced transparency of the Company’s traded market risk displayed in Tables 1 and 2, the distribution of VaR Statistics and Net
Revenues will be presented for both the Primary Risk Categories and the Total Trading populations.

Primary Risk Categories.

As shown in Table 1, the Company’s average 95%/one-day Primary Risk Categories VaR for the quarter ended March 31, 2012 was $72 million. The histogram below presents the distribution of the
Company’s daily 95%/one-day Primary Risk Categories VaR for the quarter ended March 31, 2012. The most frequently occurring value was between $70 million and $75 million, while for approximately 75% of trading days during the quarter the
Primary Risk Categories VaR ranged between $65 million and $75 million.

The histogram below shows the distribution of daily net trading revenue for the Company’s businesses that comprise the Primary Risk Categories for the quarter ended March 31, 2012. This excludes non-trading revenues of these businesses and revenue associated with the Company’s own credit risk. During the quarter ended March 31, 2012, the Company’s businesses that comprise the Primary Risk Categories experienced net trading losses on four days, of which zero days were in excess of the 95%/one-day Primary Risk Categories VaR.

Total Trading—including the Primary Risk Categories and the Credit Portfolio.

As shown in Table 1, the Company’s average 95%/one-day Total Trading VaR, which includes the Primary Risk Categories and the Credit Portfolio, for
the quarter ended March 31, 2012 was $84 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Total Trading VaR for the quarter ended March 31, 2012. The most frequently occurring value was between
$85 million and $90 million, while for approximately 65% of trading days during the quarter the Total Trading VaR ranged between $80 million and $90 million.

The histogram below shows the distribution of daily net trading revenue for the Company’s Trading businesses for the quarter ended March 31, 2012. This excludes non-trading revenues of these businesses and revenue associated with the Company’s own credit risk. During the quarter ended March 31, 2012, the Company experienced net trading losses on four days, of which zero days were in excess of the 95%/one-day Trading VaR.

Non-Trading Risks.

The Company believes that sensitivity analysis is an appropriate representation of the Company’s non-trading risks. Reflected below is this analysis, which covers substantially all of the non-trading risk in the Company’s portfolio.

Counterparty Exposure Related to the Company’s Own Spread.

The credit spread risk relating to the Company’s own mark-to-market derivative counterparty exposure is managed separately from VaR. The credit spread risk sensitivity of this exposure corresponds to an increase in value of approximately $6 million for each 1 basis point widening in the Company’s credit spread level for both March 31, 2012 and December 31, 2011.

Funding Liabilities.

The credit
spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $12 million for each 1 basis point widening in the Company’s credit spread level for both March 31, 2012 and December 31, 2011.

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

March 31, 2012

December 31, 2011

+100 Basis Points

+200 Basis Points

+100 Basis Points

+200 Basis Points

(dollars in millions)

Impact on income from continuing operations before income taxes

$
614

$
1,019

$
600

$
1,080

Impact on income from continuing operations before income taxes excluding Citi’s share of MSSB(1)

384

650

370

672

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

March 31, 2012

December 31, 2011

(dollars in millions)

Investments related to Asset Management activities:

Hedge fund investments

$
134

$
141

Private equity and infrastructure funds

115

108

Real estate funds

132

133

Other investments:

Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.

137

144

Other Company investments

292

297

Credit Risk.

For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A of
the Form 10-K. See Notes 7 and 11 to the condensed consolidated financial statements for additional information about the Company’s financing receivables and lending commitments, respectively.

Institutional Securities Activities.

Credit Exposure—Corporate Lending.    In connection with certain of its Institutional Securities business segment activities, the Company provides loans or lending commitments (including bridge financing) to selected corporate clients. Such loans and lending commitments can generally be classified as either “relationship-driven” or “event-driven.” These loans and lending commitments have varying terms, may be senior or subordinated, may be secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated, traded or hedged by the Company.

“Relationship-driven” loans and lending commitments refer to loans and lending commitments used for general corporate purposes, working capital and liquidity purposes. Commitments associated with “relationship-driven” activities may not be indicative of the Company’s actual funding requirements, as the commitment may expire unused or the borrower may not fully utilize the commitment. The Company may hedge its exposures in connection with “relationship-driven” transactions. Additionally, the Company may mitigate credit risk by requiring borrowers to pledge collateral and include financial covenants in lending commitments. The Company’s “relationship-driven” loans and lending commitments typically consist of revolving lines of credit, letter of credit facilities and certain term loans. These loans are carried either at fair value with changes in fair value recorded in earnings or amortized cost in the condensed consolidated statements of financial condition.

“Event-driven” loans and lending commitments refer to activities associated with a particular event or transaction, such as to support client merger, acquisition or recapitalization activities. Commitments associated with these “event-driven” activities may not be indicative of the Company’s actual funding requirements since funding is contingent upon a proposed transaction being completed. In addition, the borrower may not fully utilize the commitment or the Company’s portion of the commitment may be reduced through the syndication or sales process. The “event-driven” loans are typically syndicated or sold to third party institutional investors. The Company may have a custodial relationship with these institutional investors, such as prime brokerage clients. The borrower’s ability to draw on the commitment is also subject to certain terms and conditions, among other factors. The Company risk manages its exposures in connection with “event-driven” transactions through various means, including syndication, distribution and/or hedging. The Company’s
“event-driven” loans and lending commitments typically consist of term loans and bridge loans. These loans are carried either at fair value with changes in fair value recorded in earnings or amortized cost in the condensed consolidated statements of financial condition.

During 2011, the Company accounted for certain new “relationship-driven” and
“event-driven” loans and lending commitments as held for investment. Effective April 1, 2012, the Company began accounting for all new “relationship-driven” and “event-driven” loans and lending commitments as either held for investment or held for sale.

The table below presents the Company’s credit exposure from its corporate lending positions and lending commitments, which is measured in accordance with the Company’s internal risk management standards at March 31, 2012. The “total corporate lending exposure” column includes both lending commitments and funded loans.
Lending commitments represent legally binding obligations to provide funding to clients at March 31, 2012 for both “relationship-driven” and “event-driven” lending transactions. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements.

Corporate Lending Commitments and Funded Loans at March 31, 2012

Years to Maturity

Total Corporate
Lending Exposure(2)

Corporate Lending
Exposure at Carrying Value

Corporate Lending
Commitments(3)

Credit Rating(1)

Less than 1

1-3

3-5

Over 5

(dollars in millions)

AAA

$
786

$
85

$
140

$
—

$
1,011

$
—

$
1,011

AA

3,883

2,056

4,503

280

10,722

1,008

9,714

A

4,266

5,415

9,492

543

19,716

2,962

16,754

BBB

3,378

6,361

18,989

1,274

30,002

3,671

26,331

Investment grade

12,313

13,917

33,124

2,097

61,451

7,641

53,810

Non-investment grade

3,497

4,194

14,988

1,320

23,999

8,150

15,849

Total

$
15,810

$
18,111

$
48,112

$
3,417

$
85,450

$
15,791

$
69,659

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

At March 31, 2012, the aggregate amount of investment grade loans was $7.6 billion and the aggregate amount of non-investment grade loans was $8.2 billion. In connection with these corporate lending activities (which include corporate funded loans and lending commitments), the Company had hedges (which include “single name,” “sector” and “index” hedges) with a notional amount of $33.8 billion related to the total corporate lending exposure of $85.5 billion at March 31, 2012.

At March 31,
2012, the Company’s corporate lending exposure carried at fair value includes $14.1 billion of funded loans and $0.9 billion of lending commitments recorded in Financial instruments owned and Financial instruments sold, not yet purchased, respectively, in the consolidated statements of financial condition. The Company’s corporate lending exposure accounted for as held for investment includes $2.4 billion of funded loans recorded in Loans, with an allowance for loan losses of $15 million, and $15.7 billion of unfunded commitments with an allowance for credit losses of $12 million recorded in Other liabilities in the consolidated statements of financial condition at March 31, 2012. The Company’s corporate lending exposure accounted for as held for sale includes $235 million of funded loans and $259 million of unfunded commitments at March 31, 2012. See Notes 7 and 11 to the condensed consolidated financial statements for information on corporate loans and corporate lending commitments, respectively.

“Event-Driven” Loans and Lending Commitments at March 31, 2012.

Included in the total corporate lending exposure amounts in the table above at March 31, 2012 were “event-driven” exposure of $6.7 billion composed of funded loans of $1.9 billion and lending commitments of $4.8 billion. Included in the “event-driven” exposure at March 31, 2012 were $3.8 billion of loans and lending commitments to non-investment grade borrowers. The maturity profile of the “event-driven” loans and lending commitments at March 31, 2012 was as follows: 71% will mature in less than 1 year, 5% will mature within 1 to 3 years, 15% will mature within 3 to 5 years, and 9%
will mature in over 5 years.

At March 31, 2012, $291 million of the Company’s “event-driven” loans were on a non-accrual basis. These loans primarily are those the Company originated prior to the financial crisis in 2008 and was unable to sell or syndicate. For loans carried at fair value that are on non-accrual status, interest income is recognized on a cash basis.

Activity associated with the corporate “event-driven” lending exposure for the quarter ended
March 31, 2012 was as follows (dollars in millions):

“Event-driven” lending exposures at December 31, 2011

$
7,157

Closed commitments

3,948

Net reductions, primarily through syndication or sales

(4,384
)

Mark-to-market adjustments

(34
)

“Event-driven” lending exposures at March 31, 2012

$
6,687

Other Institutional Securities Lending Activities.

In addition to the primary corporate lending activity described above, the Institutional Securities business segment engages in other lending activity. At March 31, 2012, $8.3 billion of funded loans and $67 million of unfunded lending commitments carried at fair value were recorded in Financial instruments owned and Financial instruments sold, not yet purchased, respectively, in the condensed consolidated statements of financial condition. These loans include corporate loans purchased in the secondary market, commercial and residential mortgage loans, and financing extended to equities and commodities customers. At March 31, 2012, $1.6 billion of funded loans accounted for as held for investment are recorded in Loans with an allowance for loan losses of $6 million in the condensed consolidated statements of financial condition. These loans are primarily asset-backed lending.

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

The following table summarizes the key characteristics of the Company’s credit derivative portfolio by counterparty at March 31, 2012. The fair values shown are before the application of any counterparty or cash collateral netting.

At March 31, 2012

Fair Values(1)

Notionals

Receivable

Payable

Net

Beneficiary

Guarantor

(dollars in millions)

Banks and securities firms

$
89,613

$
84,630

$
4,983

$
2,010,818

$
1,951,216

Insurance and other financial institutions

9,297

8,963

334

318,326

395,237

Monolines(2)

191

2

189

17,975

—

Non-financial entities

895

171

724

14,755

5,472

Total

$
99,996

$
93,766

$
6,230

$
2,361,874

$
2,351,925

(1)
The Company’s credit default swaps are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 10% of receivable fair values and 6% of payable fair values represent Level 3 amounts.

(2)
Credit derivatives used to hedge the Company’s credit exposure to Monolines (including derivative counterparty exposure) are included in the table based on the counterparties writing such hedges. None of these hedges are written by other Monolines.

See Note 10 to the condensed
consolidated financial statements for further information on credit derivatives.

Country Risk
Exposure.    Country risk exposure is the risk that events within a country, such as currency crises, regulatory changes and other political events, will adversely affect the ability of the sovereign government and/or obligors within the country to honor their obligations to the Company. Country risk exposure is measured in accordance with the Company’s internal risk management standards and includes obligations from sovereign governments, corporations, clearinghouses and financial institutions. The Company actively manages country risk exposure through a comprehensive risk management framework that combines credit and market fundamentals as well as scenario analysis, and allows the Company to effectively identify, monitor and limit country risk. Country risk exposure before and after hedges are monitored and managed, with stress testing and scenario analysis conducted on a continuous basis, to identify exposure concentrations, wrong way risk and the impact of idiosyncratic events. In addition, indirect exposures are captured and monitored through regular stress testing and counterparty, market and systemic vulnerability analysis. The Company reduces its country risk exposure through the effect of risk mitigants, such as netting agreements with counterparties that permit the Company to offset receivables and payables with such counterparties, obtaining collateral from counterparties, and by hedging. For a further discussion of the Company’s country risk exposure, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Country Risk Exposure” in Part II, Item 7A of the Form 10-K.

The Company’s sovereign exposures consist of financial instruments entered into with sovereign and local governments. Its non-sovereign exposures comprise exposures to corporations and financial institutions. The following table shows the Company’s significant non-U.S. country risk exposure, except for select European countries (see
“Country Risk Exposure—Select European Countries” herein), at March 31, 2012.

Country

Net Inventory(1)

Net Counterparty Exposure(2)

Funded Lending

Unfunded Commitments

Exposure Before Hedges

Hedges(3)

Net Exposure(4)

(dollars in millions)

United Kingdom:

Sovereigns

$
(462
)

$
75

$
—

$
—

$
(387
)

$
(285
)

$
(672
)

Non-sovereigns

663

13,784

3,413

4,505

22,365

(4,005
)

18,360

Sub-total

$
201

$
13,859

$
3,413

$
4,505

$
21,978

$
(4,290
)

$
17,688

Germany:

Sovereigns

$
1,760

$
650

$
—

$
—

$
2,410

$
(1,455
)

$
955

Non-sovereigns

272

3,107

560

4,147

8,086

(3,089
)

4,997

Sub-total

$
2,032

$
3,757

$
560

$
4,147

$
10,496

$
(4,544
)

$
5,952

Brazil:

Sovereigns

$
4,209

$
—

$
—

$
—

$
4,209

$
—

$
4,209

Non-sovereigns

85

322

348

282

1,037

(89
)

948

Sub-total

$
4,294

$
322

$
348

$
282

$
5,246

$
(89
)

$
5,157

Canada:

Sovereigns

$
564

$
243

$
—

$
—

$
807

$
—

$
807

Non-sovereigns

891

1,080

230

1,403

3,604

(584
)

3,020

Sub-total

$
1,455

$
1,323

$
230

$
1,403

$
4,411

$
(584
)

$
3,827

China:

Sovereigns

$
172

$
132

$
—

$
—

$
304

$
—

$
304

Non-sovereigns

1,562

324

425

15

2,326

(88
)

2,238

Sub-total

$
1,734

$
456

$
425

$
15

$
2,630

$
(88
)

$
2,542

(1)
Net inventory representing exposure to both long and short single name and index positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable).

(2)
Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) taking into consideration legally enforceable master netting agreements and collateral.

(3)
Represents CDS hedges on net counterparty exposure and funded lending. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.

(4)
In addition, at March 31, 2012, the Company had exposure to these countries for overnight deposits with banks of approximately $4.9 billion.

Country Risk Exposure—Select European Countries.    In connection with
certain of its Institutional Securities business segment activities, the Company has country risk exposure to many foreign countries. During the quarter ended March 31, 2012, certain European countries, which include Greece, Ireland, Italy,
Portugal and Spain (the “European Peripherals”) and France, experienced varying degrees of credit deterioration due to weaknesses in their economic and fiscal situations. The following table shows the Company’s country risk exposure to European Peripherals and France at March 31, 2012. Such country risk exposure is measured in accordance with the Company’s internal risk management standards and includes obligations from sovereign and non-sovereigns, which includes governments, corporations, clearinghouses and financial institutions.

Country

Net Inventory(1)

Net Counterparty Exposure(2)

Funded Lending

Unfunded Commitments

CDS Adjustment(3)

Exposure Before Hedges

Hedges(4)

Net Exposure

(dollars in millions)

Greece:

Sovereigns

$
18

$
17

$
—

$
—

$
—

$
35

$
—

$
35

Non-sovereigns

40

6

78

—

—

124

(64
)

60

Sub-total

$
58

$
23

$
78

$
—

$
—

$
159

$
(64
)

$
95

Ireland:

Sovereigns

$
33

$
3

$
—

$
—

$
4

$
40

$
(2
)

$
38

Non-sovereigns

130

23

68

8

17

246

(20
)

226

Sub-total

$
163

$
26

$
68

$
8

$
21

$
286

$
(22
)

$
264

Italy:

Sovereigns

$
(829
)

$
521

$
—

$
—

$
470

$
162

$
(338
)

$
(176
)

Non-sovereigns

267

551

336

387

186

1,727

(678
)

1,049

Sub-total

$
(562
)

$
1,072

$
336

$
387

$
656

$
1,889

$
(1,016
)

$
873

Spain:

Sovereigns

$
(653
)

$
5

$
—

$
—

$
509

$
(139
)

$
(16
)

$
(155
)

Non-sovereigns

160

459

68

833

240

1,760

(290
)

1,470

Sub-total

$
(493
)

$
464

$
68

$
833

$
749

$
1,621

$
(306
)

$
1,315

Portugal:

Sovereigns

$
(416
)

$
132

$
—

$
—

$
24

$
(260
)

$
(100
)

$
(360
)

Non-sovereigns

76

52

132

—

55

315

(92
)

223

Sub-total

$
(340
)

$
184

$
132

$
—

$
79

$
55

$
(192
)

$
(137
)

Sovereigns

$
(1,847
)

$
678

$
—

$
—

$
1,007

$
(162
)

$
(456
)

$
(618
)

Non-sovereigns

673

1,091

682

1,228

498

4,172

(1,144
)

3,028

Total

European

Peripherals(5)

$
(1,174
)

$
1,769

$
682

$
1,228

$
1,505

$
4,010

$
(1,600
)

$
2,410

France(5):

Sovereigns

$
555

$
252

$
—

$
—

$
13

$
820

$
(278
)

$
542

Non-sovereigns

(2
)

2,728

457

1,577

410

5,170

(1,571
)

3,599

Sub-total(5)

$
553

$
2,980

$
457

$
1,577

$
423

$
5,990

$
(1,849
)

$
4,141

(1)
Net inventory representing exposure to both long and short single name and index positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable).

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

137

(4)
Represents CDS hedges on net counterparty exposure and funded lending. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.

(5)
In addition, at March 31, 2012, the Company had European Peripherals and French exposure for overnight deposits with banks of approximately $222 million and $23 million, respectively.

Industry Exposure—Corporate Lending and OTC Derivative
Products.    The Company also monitors its credit exposure to individual industries for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the
Company’s OTC derivative contracts.

The following tables show the Company’s credit exposure from its primary corporate loans and lending commitments and OTC derivative products by industry at March 31, 2012:

Industry

Corporate Lending Exposure

(dollars in millions)

Utilities

$
9,976

Energy

8,969

Funds, exchanges and other financial services(1)

7,692

Telecommunications services

5,547

Chemicals, metals, mining and other materials

5,185

Capital goods

4,288

Food, beverage and tobacco

4,089

Technology software and services

4,069

Media-related entities

3,985

Other

31,650

Total

$
85,450

Industry

OTC Derivative Products(2)

(dollars in millions)

Banks

$
4,929

Special purpose vehicles

4,857

Funds, exchanges and other financial services(1)

4,652

Utilities

4,294

Regional governments

2,301

Sovereign governments

2,066

Other

3,725

Total

$
26,824

(1)
Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.

(2)
For further information on derivative instruments and hedging activities, see Note 10 to the condensed consolidated financial statements.

Global Wealth Management Group Activities.

The principal Global Wealth Management Group activities that result in credit risk to the Company include margin lending, non-purpose lending, and residential mortgage lending. At March 31, 2012,
Global Wealth Management Group had $12.3 billion of loans held for investment with an allowance for loan losses of $5 million and $138 million of loans held for sale classified in Loans in the condensed consolidated statements of financial condition. For a further discussion of the Company’s credit risks associated with Global Wealth Management Group, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Global Wealth
Management Group Activities” in Part II, Item 7A of the Form 10-K.

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

Three Months Ended March 31, 2012

Average Weekly Balance

Interest

Annualized Average Rate

(dollars in millions)

Assets

Interest earning assets:

Financial instruments owned(1):

U.S.

$
130,147

$
631

2.0
%

Non-U.S.

88,710

160

0.7

Securities available for sale:

U.S.

31,508

86

1.1

Loans:

U.S.

15,931

112

2.9

Non-U.S.

189

6

12.9

Interest bearing deposits with banks:

U.S.

28,789

5

0.1

Non-U.S.

12,474

22

0.7

Federal funds sold and securities purchased under agreements to resell and Securities borrowed:

U.S.

180,579

(37
)

(0.1
)

Non-U.S.

102,382

150

0.6

Other:

U.S.

50,398

232

1.9

Non-U.S.

14,127

175

5.0

Total

$
655,234

$
1,542

1.0
%

Non-interest earning assets

130,446

Total assets

$
785,680

Liabilities and Equity

Interest bearing liabilities:

Deposits:

U.S.

$
65,638

$
45

0.3
%

Non-U.S.

84

—

—

Commercial paper and other short-term borrowings:

U.S.

629

2

1.3

Non-U.S.

2,377

11

1.9

Long-term debt:

U.S.

173,389

1,240

2.9

Non-U.S.

6,809

14

0.8

Financial instruments sold, not yet purchased(1):

U.S.

28,779

—

—

Non-U.S.

54,457

—

—

Securities sold under agreements to repurchase and Securities loaned:

U.S.

94,878

171

0.7

Non-U.S.

63,601

292

1.9

Other:

U.S.

80,264

(384
)

(1.9
)

Non-U.S.

34,655

210

2.5

Total

$
605,560

$
1,601

1.1

Non-interest bearing liabilities and equity

180,120

Total liabilities and equity

$
785,680

Net interest income and net interest rate spread

$
(59
)

(0.1
)%

(1)
Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income on Financial instruments owned.

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

248

2.5

Non-U.S.

17,328

188

4.4

Total

$
700,158

$
1,859

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

Total liabilities and equity

$
835,856

Net interest income and net interest rate spread

$
6

—
%

(1)
Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income on Financial instruments owned.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

The following tables set forth an analysis of the effect on net interest income of volume and rate changes:

Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011

Increase (decrease) due to change in:

        Volume

        Rate

Net Change

(dollars in millions)

Interest earning assets

Financial instruments owned:

U.S.

$
51

$
(150
)

$
(99
)

Non-U.S.

(49
)

21

(28
)

Securities available for sale:

U.S.

14

(16
)

(2
)

Loans:

U.S.

45

(33
)

12

Non-U.S.

—

1

1

Interest bearing deposits with banks:

U.S.

(5
)

(2
)

(7
)

Non-U.S.

(4
)

3

(1
)

Federal funds sold and securities purchased under agreements to resell and Securities borrowed:

U.S.

(5
)

(87
)

(92
)

Non-U.S.

8

(80
)

(72
)

Other:

U.S.

57

(73
)

(16
)

Non-U.S.

(35
)

22

(13
)

Change in interest income

$
77

$
(394
)

$
(317
)

Interest bearing liabilities

Deposits:

U.S.

$
3

$
(24
)

$
(21
)

Commercial paper and other short-term borrowings:

U.S.

(2
)

1

(1
)

Non-U.S.

2

4

6

Long-term debt:

U.S.

(89
)

25

(64
)

Non-U.S.

—

5

5

Securities sold under agreements to repurchase and Securities loaned:

U.S.

(18
)

4

(14
)

Non-U.S.

(91
)

97

6

Other:

U.S.

11

(213
)

(202
)

Non-U.S.

3

30

33

Change in interest expense

$
(181
)

$
(71
)

$
(252
)

Change in net interest income

$
258

$
(323
)

$
(65
)

Part II—Other Information.

Item 1.
Legal Proceedings.

In addition to the
matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”), and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The following developments have
occurred with respect to certain matters previously reported in the Form 10-K or concern new actions that have been filed since December 31, 2011:

Residential Mortgage and Credit Crisis Related Matters.

Class
Actions.

On March 26, 2012, defendants filed a renewed motion to dismiss the complaint in In re Morgan Stanley ERISA
Litigation.

On April 24, 2012, the court presiding in In re Morgan Stanley Pass-Through Certificate Litigation
denied defendants’ motion for reconsideration of its denial-in-part of defendants’ motion to dismiss the second amended complaint.

Other Litigation.

On February 29, 2012, U.S. Bank National Association, in its
capacity as Trustee (“U.S. Bank”), filed a summons with notice on behalf of Morgan Stanley Mortgage Loan Trust 2006-4SL and Mortgage Pass-Through Certificates, Series 2006-4SL (together, the “Trust”) against the Company. The summons with notice is styled Morgan Stanley Mortgage Loan Trust 2006-4SL, et al. v. Morgan Stanley Mortgage Capital Inc. and is pending in New York Supreme Court, New York County. The notice asserts claims for breach of contract and alleges, among other things, that the loans in the Trust, which had an original principal balance of approximately $303 million, breached various representations and warranties. The notice seeks, among other relief, an order requiring the Company to comply with the loan breach remedy procedures in the transaction documents, unspecified damages, and interest.

On March 5, 2012, the plaintiff
in The Charles Schwab Corp. v. BNP Paribas Securities Corp., et al. filed a second amended complaint. On April 10, 2012, the Company filed a demurrer to certain causes of action in the amended complaint.

On March 12, 2012, the court presiding in Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted.

On March 9, 2012, in Federal Home Loan Bank of Boston v. Ally Financial,
Inc. F/K/A GMAC LLC et al., the United States District Court for the District of Massachusetts denied plaintiff’s motion to remand the case to state court.

On March 20, 2012, the Company filed answers to the complaints in both cases styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B v. Morgan Stanley & Company
LLC F/K/A Morgan Stanley & Co. Inc., denying their allegations.

On April 25, 2012, The Prudential Insurance Company of
America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the
Supreme Court of the State of New York styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $757 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates.

On May 1, 2012, Asset Management Fund d/b/a AMF Funds and certain of its affiliated funds filed a summons with notice against the Company in the Supreme Court of the State of New York, styled Asset Management Fund d/b/a AMF Funds et al v. Morgan Stanley et al. The notice alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $122 million. The notice identifies causes of action against the Company for, among other things, common-law fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation. The notice identifies the relief sought to include, among other things, monetary damages, punitive damages and rescission.

Other Matters.

On April 2, 2012, the Company entered into a Consent Order
(“Order”) with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) relating to the servicing of residential mortgage loans. The terms of the Order are substantially similar and, in many respects, identical to the orders entered into with the Federal Reserve Board by other large U.S. financial institutions. The Order, which is available on the Federal Reserve Board’s website, sets forth various allegations of improper conduct in servicing by Saxon, requires that the Company and its affiliates cease and desist such conduct, and requires that the Company, and its Board of Directors and affiliates, take various affirmative steps. The Order requires (i) the Company to engage an independent third-party consultant to conduct a review of certain foreclosure actions or proceedings that occurred or were pending between January 1, 2009 and December 31, 2010; (ii) the adoption of policies and procedures related to management of third parties used to outsource residential mortgage servicing, loss mitigation or foreclosure; (iii) a “validation report” from an independent third-party consultant regarding compliance with the Order for the first year; and (iv) submission of quarterly progress reports as to compliance with the Order by the Company’s the Board of Directors. The Order also provides that the Company will be responsible for the payment of any civil money penalties or compensatory payments assessed by the Federal Reserve Board related to such alleged conduct, which penalties or payments have not yet been determined.

Shareholder Derivative Matter.

On March 22, 2012, the Appellate Division of the
Supreme Court of the State of New York affirmed the dismissal of the complaint in Security, Police and Fire Professionals of America Retirement Fund, et al. v. John J. Mack et al.

China Matter.

As disclosed in February 2009, the Company uncovered actions initiated by an employee based in China in an overseas real estate subsidiary that appeared to have violated the Foreign Corrupt Practices Act. The Company terminated the employee, reported the activity to appropriate authorities and cooperated with the investigations by the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”). On April 25, 2012, the DOJ announced that the former employee had pled guilty to certain criminal charges, and the SEC announced that it had brought certain civil charges against the former employee, which have been settled. On the same day, the DOJ and SEC announced that they will not take any action against the Company in connection with this matter.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended March 31, 2012.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period

Total Number of Shares Purchased

Average Price Paid
Per Share

Total Number of Shares
Purchased As Part of Publicly Announced Plans or Programs(C)

Approximate Dollar Value of
Shares that May Yet Be Purchased Under the
Plans or Programs

Month #1

(January 1, 2012—January 31, 2012)

Share Repurchase Program(A)

—

—

—

$
1,560

Employee Transactions(B)

9,735,096

$
17.83

—

—

Month #2

(February 1, 2012—February 29, 2012)

Share Repurchase Program(A)

—

—

—

$
1,560

Employee Transactions(B)

363,505

$
19.69

—

—

Month #3

(March 1, 2012—March 31, 2012)

Share Repurchase Program(A)

—

—

—

$
1,560

Employee Transactions(B)

96,101

$
19.06

—

—

Total

Share Repurchase Program(A)

—

—

—

$
1,560

Employee Transactions(B)

10,194,702

$
17.91

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

Date: May 7, 2012

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended March 31, 2012

Exhibit No.

Description

10.1

Form of Award Certificate for Discretionary Retention Awards of Stock Units.

10.2

Form of Award Certificate for Discretionary Retention Awards under the Morgan Stanley Compensation Incentive Plan Deferred Bonus Program.

10.3

Form of Award Certificate for Performance Stock Units.

10.4

Memorandum to Colm Kelleher Regarding Repatriation to London.

10.5

Morgan Stanley U.S. Tax Equalization Program.

10.6

Amendment to Morgan Stanley 401(k) Savings Plan, dated as of February 28, 2012.

12

Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15

Letter of awareness from Deloitte & Touche LLP, dated May 7, 2012, concerning unaudited interim financial information.

31.1

Rule 13a-14(a) Certification of Chief Executive Officer.

31.2

Rule 13a-14(a) Certification of Chief Financial Officer.

32.1

Section 1350 Certification of Chief Executive Officer.

32.2

Section 1350 Certification of Chief Financial Officer.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition—March 31, 2012 and December 31,
2011, (ii) the Condensed Consolidated Statements of Income—Three Months Ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income—Three Months Ended March 31, 2012 and 2011, (iv) the
Condensed Consolidated Statements of Cash Flows—Three Months Ended March 31, 2012 and 2011, (v) the Condensed Consolidated Statements of Changes in Total Equity—Three Months Ended March 31, 2012 and 2011, and (vi) Notes to
Condensed Consolidated Financial Statements (unaudited)

E-1