Form 10-Q
period 2012-06-30
MORGAN STANLEY
filed 2012-08-06
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, there were 1,975,507,265 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2012

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

Morgan Stanley has a Corporate Governance webpage. You can access information about Morgan Stanley’s corporate governance at www.morganstanley.com/about/company/governance. Morgan Stanley posts the following on its Corporate Governance webpage:

•	Amended and Restated Certificate of Incorporation;

•	Amended and Restated Bylaws;

•	Charters for its Audit Committee; Operations and Technology Committee; Compensation, Management Development and Succession Committee; Nominating and Governance Committee; and Risk Committee;

•	Corporate Governance Policies;

•	Policy Regarding Communication with the Board of Directors;

•	Policy Regarding Director Candidates Recommended by Shareholders;

•	Policy Regarding Corporate Political Contributions;

•	Policy Regarding Shareholder Rights Plan;

•	Code of Ethics and Business Conduct;

•	Code of Conduct; and

•	Integrity Hotline information.

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

MORGAN STANLEY

Condensed Consolidated Statements of Financial Condition

(dollars in millions, except share data)

(unaudited)

	June 30, 2012	December 31, 2011
Assets
Cash and due from banks ($477 and $511 at June 30, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities generally not available to the Company)	$12,408	$13,165
Interest bearing deposits with banks	29,598	34,147
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	29,418	29,454
Financial instruments owned, at fair value (approximately $131,397 and $140,749 were pledged to various parties at June 30, 2012 and December 31, 2011, respectively):
U.S. government and agency securities	54,138	63,449
Other sovereign government obligations	33,628	29,059
Corporate and other debt ($2,734 and $3,007 at June 30, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities, generally not available to the Company)	57,757	68,923
Corporate equities	46,346	47,966
Derivative and other contracts	34,343	48,064
Investments ($1,809 and $1,666 at June 30, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities, generally not available to the Company)	8,229	8,195
Physical commodities	6,141	9,697

Total financial instruments owned, at fair value	240,582	275,353
Securities available for sale, at fair value	31,442	30,495
Securities received as collateral, at fair value	12,150	11,651
Federal funds sold and securities purchased under agreements to resell (includes $622 and $112 at fair value at June 30, 2012 and December 31, 2011, respectively)	147,988	130,155
Securities borrowed	134,263	127,074
Receivables:
Customers	37,666	33,977
Brokers, dealers and clearing organizations	9,107	5,248
Fees, interest and other	10,208	9,444
Loans (net of allowances of $77 and $17 at June 30, 2012 and December 31, 2011, respectively)	21,394	15,369
Other investments	4,730	4,832
Premises, equipment and software costs (net of accumulated depreciation of $5,311 and $4,852 at June 30, 2012 and December 31, 2011, respectively) ($229 and $234 at June 30, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities, generally not available to the Company)	6,343	6,457
Goodwill	6,610	6,686
Intangible assets (net of accumulated amortization of $1,078 and $910 at June 30, 2012 and December 31, 2011, respectively) (includes $8 and $133 at fair value at June 30, 2012 and December 31, 2011, respectively)	3,987	4,285
Other assets ($355 and $446 at June 30, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities, generally not available to the Company)	10,623	12,106

Total assets	$748,517	$749,898

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Financial Condition—(Continued)

(dollars in millions, except share data)

(unaudited)

	June 30, 2012	December 31, 2011
Liabilities and Equity
Deposits (includes $1,965 and $2,101 at fair value at June 30, 2012 and December 31, 2011, respectively)	$68,252	$65,662
Commercial paper and other short-term borrowings (includes $840 and $1,339 at fair value at June 30, 2012 and December 31, 2011, respectively)	1,988	2,843
Financial instruments sold, not yet purchased, at fair value:
U.S. government and agency securities	27,770	19,630
Other sovereign government obligations	22,208	17,141
Corporate and other debt	9,041	8,410
Corporate equities	29,521	24,497
Derivative and other contracts	34,935	46,453
Physical commodities	—	16

Total financial instruments sold, not yet purchased, at fair value	123,475	116,147
Obligation to return securities received as collateral, at fair value	17,078	15,394
Securities sold under agreements to repurchase (includes $346 and $348 at fair value at June 30, 2012 and December 31, 2011, respectively )	108,678	104,800
Securities loaned	30,762	30,462
Other secured financings (includes $9,236 and $14,594 at fair value at June 30, 2012 and December 31, 2011, respectively) ($1,419 and $2,316 at June 30, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities and are non-recourse to the Company)	17,323	20,719
Payables:
Customers	119,455	117,241
Brokers, dealers and clearing organizations	4,158	4,082
Interest and dividends	3,166	2,292
Other liabilities and accrued expenses ($55 and $121 at June 30, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities and are non-recourse to the Company)	14,717	15,944
Long-term borrowings (includes $42,482 and $39,663 at fair value at June 30, 2012 and December 31, 2011, respectively)	167,828	184,234

	676,880	679,820

Commitments and contingent liabilities (see Note 11)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	1,508	1,508
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at June 30, 2012 and December 31, 2011;
Shares issued: 2,038,893,979 at June 30, 2012 and 1,989,377,171 at December 31, 2011;
Shares outstanding: 1,977,402,742 at June 30, 2012 and 1,926,986,130 at December 31, 2011	20	20
Paid-in capital	23,151	22,836
Retained earnings	40,586	40,341
Employee stock trust	3,198	3,166
Accumulated other comprehensive loss	(220)	(157)
Common stock held in treasury, at cost, $0.01 par value; 61,491,237 shares at June 30, 2012 and 62,391,041 shares at December 31, 2011	(2,204)	(2,499)
Common stock issued to employee trust	(3,198)	(3,166)

Total Morgan Stanley shareholders’ equity	62,841	62,049
Noncontrolling interests	8,796	8,029

Total equity	71,637	70,078

Total liabilities and equity	$748,517	$749,898

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Income

(dollars in millions, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Investment banking	$1,104	$1,695	$2,167	$2,909
Principal transactions:
Trading	2,469	3,484	4,876	6,461
Investments	63	402	148	731
Commissions and fees	1,040	1,283	2,217	2,722
Asset management, distribution and administration fees	2,268	2,174	4,420	4,257
Other	170	237	280	(237)

Total non-interest revenues	7,114	9,275	14,108	16,843

Interest income	1,323	1,961	2,865	3,820
Interest expense	1,484	2,029	3,085	3,882

Net interest	(161)	(68)	(220)	(62)

Net revenues	6,953	9,207	13,888	16,781

Non-interest expenses:
Compensation and benefits	3,633	4,622	8,064	8,907
Occupancy and equipment	380	395	772	792
Brokerage, clearing and exchange fees	405	410	808	811
Information processing and communications	487	444	946	884
Marketing and business development	156	151	302	293
Professional services	478	467	890	870
Other	474	748	963	1,353

Total non-interest expenses	6,013	7,237	12,745	13,910

Income from continuing operations before income taxes	940	1,970	1,143	2,871
Provision for income taxes	226	538	280	294

Income from continuing operations	714	1,432	863	2,577

Discontinued operations:
Gain (loss) from discontinued operations	49	(22)	76	(51)
Provision for (benefit from) income taxes	13	4	55	(10)

Net gain (loss) from discontinued operations	36	(26)	21	(41)

Net income	$750	$1,406	$884	$2,536
Net income applicable to noncontrolling interests	159	213	387	375

Net income applicable to Morgan Stanley	$591	$1,193	$497	$2,161

Earnings (loss) applicable to Morgan Stanley common shareholders	$564	$(558)	$446	$188

Amounts applicable to Morgan Stanley:
Income from continuing operations	$563	$1,221	$485	$2,205
Net gain (loss) from discontinued operations	28	(28)	12	(44)

Net income applicable to Morgan Stanley	$591	$1,193	$497	$2,161

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$0.28	$(0.36)	$0.23	$0.16
Net gain (loss) from discontinued operations	0.02	(0.02)	0.01	(0.03)

Earnings (loss) per basic common share	$0.30	$(0.38)	$0.24	$0.13

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$0.28	$(0.36)	$0.23	$0.16
Net gain (loss) from discontinued operations	0.01	(0.02)	—	(0.03)

Earnings (loss) per diluted common share	$0.29	$(0.38)	$0.23	$0.13

Average common shares outstanding:
Basic	1,885,179,182	1,464,295,984	1,881,070,509	1,460,155,981

Diluted	1,911,709,377	1,464,295,984	1,907,107,639	1,477,572,132

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Comprehensive Income

(dollars in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$750	$1,406	$884	$2,536
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	$(151)	$94	$(131)	$131
Amortization of cash flow hedges(2)	1	3	3	4
Net unrealized gain (loss) on Securities available for sale(3)	41	50	22	14
Pension, postretirement and other related adjustments(4)	17	2	19	7

Total other comprehensive income (loss)	$(92)	$149	$(87)	$156

Comprehensive income	$658	$1,555	$797	$2,692
Net income applicable to noncontrolling interests	159	213	387	375
Other comprehensive income (loss) applicable to noncontrolling interests	68	43	(24)	9

Comprehensive income applicable to Morgan Stanley	$431	$1,299	$434	$2,308

(1)	Amounts are net of provision for (benefit from) income taxes of $172 million and $(68) million for the quarters ended June 30, 2012 and 2011, respectively, and $176 million and $(136) million for the six months ended June 30, 2012 and 2011, respectively.
(2)	Amounts are net of provision for income taxes of $1 million for the quarter ended June 30, 2012, and $2 million and $2 million for the six months ended June 30, 2012 and 2011, respectively.
(3)	Amounts are net of provision for income taxes of $30 million and $34 million for the quarters ended June 30, 2012 and 2011, respectively, and $17 million and $10 million for the six months ended June 30, 2012 and 2011, respectively.
(4)	Amounts are net of provision for income taxes of $8 million and $4 million for the quarters ended June 30, 2012 and 2011, respectively, and $10 million for the six months ended June 30, 2012.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Cash Flows

(dollars in millions)

(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$884	$2,536
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Loss on equity method investees	20	725
Compensation payable in common stock and options	618	728
Depreciation and amortization	793	759
Gain on business dispositions	(108)	—
Gain on sale of securities available for sale	(23)	(94)
(Gain) loss on retirement of long-term debt	(27)	31
Impairment charges and other-than-temporary impairment charges	33	3
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	36	(6,324)
Financial instruments owned, net of financial instruments sold, not yet purchased	41,351	22,984
Securities borrowed	(7,189)	6,638
Securities loaned	300	6,281
Receivables, loans and other assets	(15,192)	(6,271)
Payables and other liabilities	5,318	13,458
Federal funds sold and securities purchased under agreements to resell	(17,833)	(32,737)
Securities sold under agreements to repurchase	6,885	(13,891)

Net cash provided by (used for) operating activities	15,866	(5,174)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from (payments for):
Premises, equipment and software costs	(436)	(725)
Business dispositions, net of cash disposed	1,536	—
Purchases of securities available for sale	(6,418)	(8,632)
Sales, maturities and redemptions of securities available for sale	5,439	14,245

Net cash provided by investing activities	121	4,888

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Commercial paper and other short-term borrowings	(855)	310
Distributions related to noncontrolling interests	(178)	(153)
Derivatives financing activities	128	146
Other secured financings	(4,822)	3,176
Deposits	2,590	1,713
Net proceeds from:
Excess tax benefits associated with stock-based awards	42	29
Issuance of long-term borrowings	9,422	22,596
Payments for:
Long-term borrowings	(26,445)	(24,192)
Repurchases of common stock for employee tax withholding	(191)	(283)
Cash dividends	(230)	(594)

Net cash provided by (used for) financing activities	(20,539)	2,748

Effect of exchange rate changes on cash and cash equivalents	(307)	416

Effect of cash and cash equivalents related to variable interest entities	(447)	254

Net increase (decrease) in cash and cash equivalents	(5,306)	3,132
Cash and cash equivalents, at beginning of period	47,312	47,615

Cash and cash equivalents, at end of period	$42,006	$50,747

Cash and cash equivalents include:
Cash and due from banks	$12,408	$9,066
Interest bearing deposits with banks	29,598	41,681

Cash and cash equivalents, at end of period	$42,006	$50,747

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $2,404 million and $3,144 million for the six months ended June 30, 2012 and 2011, respectively.

Cash payments for income taxes were $220 million and $530 million for the six months ended June 30, 2012 and 2011, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Changes in Total Equity

Six Months Ended June 30, 2012

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2011	$1,508	$20	$22,836	$40,341	$3,166	$(157)	$(2,499)	$(3,166)	$8,029	$70,078
Net income	—	—	—	497	—	—	—	—	387	884
Dividends	—	—	—	(252)	—	—	—	—	—	(252)
Shares issued under employee plans and related tax effects	—	—	315	—	32	—	486	(32)	—	801
Repurchases of common stock	—	—	—	—	—	—	(191)	—	—	(191)
Net change in cash flow hedges	—	—	—	—	—	3	—	—	—	3
Pension, postretirement and other related adjustments	—	—	—	—	—	14	—	—	5	19
Foreign currency translation adjustments	—	—	—	—	—	(102)	—	—	(29)	(131)
Change in net unrealized gains on securities available for sale	—	—	—	—	—	22	—	—	—	22
Other net increases in noncontrolling interests	—	—	—	—	—	—	—	—	404	404

BALANCE AT JUNE 30, 2012	$1,508	$20	$23,151	$40,586	$3,198	$(220)	$(2,204)	$(3,198)	$8,796	$71,637

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Changes in Total Equity—(Continued)

Six Months Ended June 30, 2011

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2010	$9,597	$16	$13,521	$38,603	$3,465	$(467)	$(4,059)	$(3,465)	$8,196	$65,407
Net income	—	—	—	2,161	—	—	—	—	375	2,536
Dividends	—	—	—	(401)	—	—	—	—	—	(401)
Shares issued under employee plans and related tax effects	—	—	(1,072)	—	(80)	—	1,858	80	—	786
Repurchases of common stock	—	—	—	—	—	—	(283)	—	—	(283)
Net change in cash flow hedges	—	—	—	—	—	4	—	—	—	4
Pension, postretirement and other related adjustments	—	—	—	—	—	7	—	—	—	7
Foreign currency translation adjustments	—	—	—	—	—	122	—	—	9	131
Change in net unrealized gains on securities available for sale	—	—	—	—	—	14	—	—	—	14
Other increase in equity method investments	—	—	86	—	—	—	—	—	—	86
MUFG stock conversion	(8,089)	4	9,811	(1,726)	—	—	—	—	—	—
Other net decreases in noncontrolling interests	—	—	—	—	—	—	—	—	(144)	(144)

BALANCE AT JUNE 30, 2011	$1,508	$20	$22,346	$38,637	$3,385	$(320)	$(2,484)	$(3,385)	$8,436	$68,143

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Introduction and Basis of Presentation.

The Company.    Morgan Stanley, a financial holding company, is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Global Wealth Management Group and Asset Management. Unless the context otherwise requires, the terms “Morgan Stanley” and the “Company” mean Morgan Stanley and its consolidated subsidiaries and the term “Parent” means the parent company, Morgan Stanley.

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

Discontinued Operations.

Saxon.    On October 24, 2011, the Company announced that it had reached an agreement to sell Saxon, a provider of servicing and subservicing of residential mortgage loans, to Ocwen Financial Corporation. During the first quarter of 2012, the transaction was restructured as a sale of Saxon’s assets, which was substantially completed in the second quarter of 2012. The remaining operations of Saxon are expected to be wound down within the year. The Company expects to incur incremental wind-down costs in future periods. The results of Saxon are reported as discontinued operations within the Institutional Securities business segment for all periods presented.

Quilter.    On April 2, 2012, the Company completed the sale of Quilter & Co. Ltd. (“Quilter”), its retail wealth management business in the United Kingdom (“U.K.”). The results of Quilter are reported as discontinued operations within the Global Wealth Management Group business segment for all periods presented.

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

During the six months ended June 30, 2012, other than the following, no other updates were made to the Company’s significant accounting policies.

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

The Company’s control processes apply to financial instruments categorized in Level 1, Level 2 or Level 3 of the fair value hierarchy, unless otherwise noted. These control processes include:

Model Review.    VRG, in conjunction with the Market Risk Department (“MRD”) and, where appropriate, the Credit Risk Management Department, both of which report to the Chief Risk Officer, independently review the valuation model’s theoretical soundness, the appropriateness of the valuation methodology and calibration techniques developed by the business units using observable inputs. Where inputs are not observable, VRG reviews the appropriateness of the proposed valuation methodology to ensure it is consistent with how a market participant would arrive at the unobservable input. The valuation methodologies utilized in the absence of observable inputs may include extrapolation techniques and the use of comparable observable inputs. As part of the review, VRG develops a methodology to independently verify the fair value generated by the business unit’s valuation model. Before trades are executed using new valuation models, those models are required to be independently reviewed. All of the Company’s valuation models are subject to an independent annual VRG review.

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

Securities Available for Sale—Other-than-temporary Impairment.

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

Condensed Consolidated Statements of Cash Flows.

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks, which are highly liquid investments with original maturities of three months or less and readily convertible to known amounts of cash, and are held for investment purposes. In the six months ended June 30, 2012, the Company’s significant non-cash activities include approximately $2.4 billion and $1.0 billion, respectively of assets and liabilities disposed of, in connection with business dispositions. At June 30, 2011, Mitsubishi UFJ Financial Group, Inc. (“MUFG”) and the Company converted MUFG’s outstanding Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (“Series B Preferred Stock”) in the Company with a face value of $7.8 billion (carrying value $8.1 billion) into the Company’s common stock. As a result of the adjustment to the conversion ratio, pursuant to the transaction agreement, the Company incurred a one-time, non-cash negative adjustment of approximately $1.7 billion in its calculation of basic and diluted earnings per share during the quarter and six months ended June 30, 2011 (see Note 14).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Sovereign Government Obligations.

•

Foreign sovereign government obligations are valued using quoted prices in active markets when available. These bonds are generally categorized in Level 1 of the fair value hierarchy. If the market is less active or prices are dispersed, these bonds are categorized in Level 2 of the fair value hierarchy.

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

Inputs that impact the valuation of SLARS are independent external market data, the underlying collateral types, level of seniority in the capital structure, amount of leverage in each structure, credit rating and liquidity considerations. Inputs that impact the valuation of MARS are recently executed transactions, the maximum rate, quality of underlying issuers/insurers and evidence of issuer calls/prepayment. ARS are generally categorized in Level 2 of the fair value hierarchy as the valuation technique relies on observable external data. SLARS and MARS are presented within Asset-backed securities and State and municipal securities, respectively, in the fair value hierarchy table.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at June 30, 2012
	(dollars in millions)
Assets at Fair Value
Financial instruments owned:
U.S. government and agency securities:
U.S. Treasury securities	$25,656	$—	$—	$—	$25,656
U.S. agency securities	3,985	24,497	—	—	28,482

Total U.S. government and agency securities	29,641	24,497	—	—	54,138
Other sovereign government obligations	28,744	4,883	1	—	33,628
Corporate and other debt:
State and municipal securities	—	2,799	3	—	2,802
Residential mortgage-backed securities	—	1,500	24	—	1,524
Commercial mortgage-backed securities	—	1,240	256	—	1,496
Asset-backed securities	—	965	9	—	974
Corporate bonds	—	18,142	745	—	18,887
Collateralized debt obligations	—	682	1,457	—	2,139
Loans and lending commitments	—	12,771	7,794	—	20,565
Other debt	—	9,357	13	—	9,370

Total corporate and other debt	—	47,456	10,301	—	57,757
Corporate equities(1)	44,200	1,664	482	—	46,346
Derivative and other contracts:
Interest rate contracts	807	870,435	4,597	—	875,839
Credit contracts	—	92,251	9,213	—	101,464
Foreign exchange contracts	11	49,876	337	—	50,224
Equity contracts	1,493	42,578	834	—	44,905
Commodity contracts	6,324	24,654	2,539	—	33,517
Other	—	126	—	—	126
Netting(2)	(3,943)	(980,633)	(9,430)	(77,726)	(1,071,732)

Total derivative and other contracts	4,692	99,287	8,090	(77,726)	34,343
Investments:
Private equity funds	—	—	2,005	—	2,005
Real estate funds	—	6	1,326	—	1,332
Hedge funds	—	349	533	—	882
Principal investments	118	93	3,047	—	3,258
Other	143	66	543	—	752

Total investments	261	514	7,454	—	8,229
Physical commodities	—	6,141	—	—	6,141

Total financial instruments owned	107,538	184,442	26,328	(77,726)	240,582
Securities available for sale	11,561	19,881	—	—	31,442
Securities received as collateral	12,126	24	—	—	12,150
Federal funds sold and securities purchased under agreements to resell	—	622	—	—	622
Intangible assets(3)	—	—	8	—	8

Total assets measured at fair value	$131,225	$204,969	$26,336	$(77,726)	$284,804

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at June 30, 2012
	(dollars in millions)
Liabilities at Fair Value
Deposits	$—	$1,965	$—	$—	$1,965
Commercial paper and other short-term borrowings	—	838	2	—	840
Financial instruments sold, not yet purchased:
U.S. government and agency securities:
U.S. Treasury securities	26,197	—	—	—	26,197
U.S. agency securities	1,421	152	—	—	1,573

Total U.S. government and agency securities	27,618	152	—	—	27,770
Other sovereign government obligations	20,863	1,345	—	—	22,208
Corporate and other debt:
State and municipal securities	—	7	—	—	7
Residential mortgage-backed securities	—	8	4	—	12
Corporate bonds	—	7,570	127	—	7,697
Collateralized debt obligations	—	159	1	—	160
Unfunded lending commitments	—	866	51	—	917
Other debt	—	185	63	—	248

Total corporate and other debt	—	8,795	246	—	9,041
Corporate equities(1)	28,695	779	47	—	29,521
Derivative and other contracts:
Interest rate contracts	859	840,040	4,769	—	845,668
Credit contracts	—	90,845	5,371	—	96,216
Foreign exchange contracts	14	53,049	561	—	53,624
Equity contracts	1,530	45,501	2,007	—	49,038
Commodity contracts	7,352	24,582	1,602	—	33,536
Other	—	43	27	—	70
Netting(2)	(3,943)	(980,633)	(9,430)	(49,211)	(1,043,217)

Total derivative and other contracts	5,812	73,427	4,907	(49,211)	34,935

Total financial instruments sold, not yet purchased	82,988	84,498	5,200	(49,211)	123,475
Obligation to return securities received as collateral	17,047	31	—	—	17,078
Securities sold under agreements to repurchase	—	161	185	—	346
Other secured financings	—	8,766	470	—	9,236
Long-term borrowings	1	40,271	2,210	—	42,482

Total liabilities measured at fair value	$100,036	$136,530	$8,067	$(49,211)	$195,422

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 10.
(3)	Amount represents mortgage servicing rights (“MSR”) accounted for at fair value. See Note 6 for further information on MSRs.

Transfers Between Level 1 and Level 2 During the Quarter Ended June 30, 2012.

For assets and liabilities that were transferred between Level 1 and Level 2 during the period, fair values are ascribed as if the assets or liabilities had been transferred as of the beginning of the period.

Financial instruments owned—Derivative and other contracts and Financial instruments sold, not yet purchased—Derivative and other contracts.    During the quarter ended June 30, 2012, the Company reclassified approximately $1.5 billion of derivative assets and approximately $1.7 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on quoted prices from the exchange. Also during the quarter ended June 30, 2012, the Company reclassified approximately $0.5

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

billion of derivative assets and approximately $0.7 billion of derivative liabilities from Level 1 to Level 2 as transactions in these contracts did not occur with sufficient frequency and volume to constitute an active market.

Transfers Between Level 1 and Level 2 During the Six Months Ended June 30, 2012.

Financial instruments owned—Derivative and other contracts and Financial instruments sold, not yet purchased—Derivative and other contracts.    During the six months ended June 30, 2012, the Company reclassified approximately $2.0 billion of derivative assets and approximately $1.8 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on quoted prices from the exchange. Also during the six months ended June 30, 2012, the Company reclassified approximately $0.4 billion of derivative assets and approximately $0.4 billion of derivative liabilities from Level 1 to Level 2 as transactions in these contracts did not occur with sufficient frequency and volume to constitute an active market.

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

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter and six months ended June 30, 2012 and 2011, respectively. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Quarter Ended June 30, 2012.

	Beginning Balance at March 31, 2012	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2012	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2012(2)
	(dollars in millions)
Assets at Fair Value
Financial instruments owned:
U.S. agency securities	$23	$—	$—	$(23)	$—	$—	$—	$—	$—
Other sovereign government obligations	8	—	1	(1)	—	—	(7)	1	—
Corporate and other debt:
State and municipal securities	3	1	—	(1)	—	—	—	3	—
Residential mortgage-backed securities	43	(6)	17	(33)	—	—	3	24	(23)
Commercial mortgage-backed securities	127	(3)	146	(12)	—	—	(2)	256	1
Asset-backed securities	3	(1)	8	(1)	—	—	—	9	(1)
Corporate bonds	899	(39)	277	(428)	—	—	36	745	(27)
Collateralized debt obligations	1,165	20	509	(241)	—	—	4	1,457	(10)
Loans and lending commitments	8,597	(126)	326	(1,320)	—	(580)	897	7,794	(173)
Other debt	57	(2)	14	(56)	—	—	—	13	(5)

Total corporate and other debt	10,894	(156)	1,297	(2,092)	—	(580)	938	10,301	(238)
Corporate equities	554	34	(14)	(45)	—	—	(47)	482	2
Net derivative and other contracts(3):
Interest rate contracts	22	(35)	158	—	(235)	59	(141)	(172)	17
Credit contracts	4,381	340	19	—	(401)	(272)	(225)	3,842	181
Foreign exchange contracts	66	(103)	—	—	—	(187)	—	(224)	(147)
Equity contracts	(1,442)	218	31	(2)	(33)	15	40	(1,173)	213
Commodity contracts	803	142	—	—	—	(9)	1	937	89
Other	(23)	—	—	—	—	(4)	—	(27)	—

Total net derivative and other contracts	3,807	562	208	(2)	(669)	(398)	(325)	3,183	353
Investments:
Private equity funds	1,994	15	50	(54)	—	—	—	2,005	7
Real estate funds	1,338	12	30	(54)	—	—	—	1,326	10
Hedge funds	623	(23)	6	(25)	—	—	(48)	533	(23)
Principal investments	3,194	(9)	51	(80)	—	—	(109)	3,047	(22)
Other	527	23	19	(23)	—	—	(3)	543	21

Total investments	7,676	18	156	(236)	—	—	(160)	7,454	(7)
Intangible assets	99	(5)	—	(84)	—	(2)	—	8	(4)

Liabilities at Fair Value
Commercial paper and other short-term borrowings	$15	$—	$—	$—	$—	$(13)	$—	$2	$—
Other sovereign government obligations	1	—	(1)	—	—	—	—	—	—
Financial instruments sold, not yet purchased:
Corporate and other debt:
Residential mortgage-backed securities	61	57	—	—	—	—	—	4	57
Corporate bonds	193	32	(164)	139	—	—	(9)	127	59
Collateralized debt obligations	—	—	(1)	2	—	—	—	1	—
Unfunded lending commitments	60	9	—	—	—	—	—	51	9
Other debt	33	16	(2)	48	—	—	—	63	16

Total corporate and other debt	347	114	(167)	189	—	—	(9)	246	141
Corporate equities	2	(27)	(13)	25	—	—	6	47	(26)
Obligation to return securities
Securities sold under agreements to repurchase	186	1	—	—	—	—	—	185	1
Other secured financings	594	(4)	—	—	41	(152)	(17)	470	(4)
Long-term borrowings	2,143	(59)	—	—	315	(284)	(23)	2,210	(146)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $18 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the quarter ended June 30, 2012 related to assets and liabilities still outstanding at June 30, 2012.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2012.

	Beginning Balance at December 31, 2011	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2012	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2012(2)
	(dollars in millions)
Assets at Fair Value
Financial instruments owned:
U.S. agency securities	$8	$—	$—	$(7)	$—	$—	$(1)	$—	$—
Other sovereign government obligations	119	—	1	(118)	—	—	(1)	1	—
Corporate and other debt:
State and municipal securities	—	1	—	(1)	—	—	3	3	1
Residential mortgage-backed securities	494	(27)	3	(265)	—	—	(181)	24	(61)
Commercial mortgage-backed securities	134	25	138	(37)	—	(1)	(3)	256	23
Asset-backed securities	31	—	8	(29)	—	—	(1)	9	(1)
Corporate bonds	675	6	331	(391)	—	—	124	745	(8)
Collateralized debt obligations	980	137	725	(335)	—	—	(50)	1,457	52
Loans and lending commitments	9,590	(168)	1,410	(2,269)	—	(695)	(74)	7,794	(312)
Other debt	128	(7)	32	(158)	—	—	18	13	(12)

Total corporate and other debt	12,032	(33)	2,647	(3,485)	—	(696)	(164)	10,301	(318)
Corporate equities	417	(13)	215	(149)	—	—	12	482	(20)
Net derivative and other contracts(3):
Interest rate contracts	420	(28)	164	—	(240)	37	(525)	(172)	62
Credit contracts	5,814	(1,083)	81	—	(411)	(267)	(292)	3,842	(1,539)
Foreign exchange contracts	43	(40)	—	—	—	(207)	(20)	(224)	(102)
Equity contracts	(1,234)	117	211	(1)	(74)	(244)	52	(1,173)	102
Commodity contracts	570	320	5	—	(4)	34	12	937	338
Other	(1,090)	59	—	—	—	264	740	(27)	57

Total net derivative and other contracts	4,523	(655)	461	(1)	(729)	(383)	(33)	3,183	(1,082)
Investments:
Private equity funds	1,936	15	143	(89)	—	—	—	2,005	(5)
Real estate funds	1,213	64	117	(68)	—	—	—	1,326	148
Hedge funds	696	(1)	24	(58)	—	—	(128)	533	1
Principal investments	2,937	24	230	(144)	—	—	—	3,047	(17)
Other	501	(12)	52	(24)	—	—	26	543	(18)

Total investments	7,283	90	566	(383)	—	—	(102)	7,454	109
Physical commodities	46	—	—	—	—	(46)	—	—	—
Intangible assets	133	(39)	—	(84)	—	(2)	—	8	(8)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at December 31, 2011	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2012	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2012(2)
	(dollars in millions)
Liabilities at Fair Value
Commercial paper and other short-term borrowings	$2	$—	$—	$—	$—	$—	$—	$2	$—
Financial instruments sold, not yet purchased:
Other sovereign government obligations	8	—	(8)	1	—	—	(1)	—	—
Corporate and other debt:
Residential mortgage-backed securities	355	(4)	(355)	—	—	—	—	4	(4)
Corporate bonds	219	(25)	(203)	111	—	—	(25)	127	49
Collateralized debt obligations	—	—	—	—	—	—	1	1	—
Unfunded lending commitments	85	34	—	—	—	—	—	51	34
Other debt	73	11	(1)	46	—	(55)	11	63	13

Total corporate and other debt	732	16	(559)	157	—	(55)	(13)	246	92
Corporate equities	1	(21)	—	27	—	—	(2)	47	(53)
Securities sold under agreements to repurchase	340	3	—	—	—	—	(152)	185	3
Other secured financings	570	(19)	—	—	52	(149)	(22)	470	(19)
Long-term borrowings	1,603	(190)	—	—	444	(102)	75	2,210	(214)

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $90 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the six months ended June 30, 2012 related to assets and liabilities still outstanding at June 30, 2012.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

Financial instruments owned—Net derivative and other contracts.    The net loss in Net derivative and other contracts was primarily driven by tightening of credit spreads on underlying reference entities of basket credit default swaps.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Quarter Ended June 30, 2011.

	Beginning Balance at March 31, 2011	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2011	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2011(2)
	(dollars in millions)
Assets at Fair Value
Financial instruments owned:
U.S. agency securities	$57	$1	$29	$(72)	$—	$—	$(13)	$2	$—
Other sovereign government obligations	126	9	—	(4)	—	—	1	132	9
Corporate and other debt:
State and municipal securities	4	—	21	(25)	—	—	—	—	—
Residential mortgage-backed securities	361	(10)	101	(54)	—	—	111	509	—
Commercial mortgage-backed securities	132	(21)	81	(10)	—	—	(46)	136	(1)
Asset-backed securities	—	259	4	—	—	—	35	298	259
Corporate bonds	1,366	(93)	216	(353)	—	—	43	1,179	(57)
Collateralized debt obligations	1,593	17	357	(352)	—	(19)	54	1,650	14
Loans and lending commitments	11,218	(168)	1,898	(676)	—	(1,285)	(567)	10,420	(236)
Other debt	165	5	6	(13)	—	—	—	163	1

Total corporate and other debt	14,839	(11)	2,684	(1,483)	—	(1,304)	(370)	14,355	(20)
Corporate equities	502	11	127	(144)	—	—	(35)	461	24
Net derivative and other contracts(3):
Interest rate contracts	(58)	472	22	—	(45)	(62)	(12)	317	376
Credit contracts	6,079	1,002	1,089	—	(109)	(737)	68	7,392	958
Foreign exchange contracts	46	(34)	2	—	—	30	—	44	(39)
Equity contracts	(645)	58	77	(7)	(1,163)	52	(33)	(1,661)	60
Commodity contracts	330	(129)	330	—	(146)	(99)	30	316	(139)
Other	(508)	(74)	2	—	(112)	296	(1)	(397)	(81)

Total net derivative and other contracts	5,244	1,295	1,522	(7)	(1,575)	(520)	52	6,011	1,135
Investments:
Private equity funds	2,006	153	91	(90)	—	—	—	2,160	129
Real estate funds	1,251	81	17	(59)	—	—	—	1,290	148
Hedge funds	871	(17)	20	(120)	—	—	73	827	(17)
Principal investments	3,057	182	75	(108)	—	—	(86)	3,120	(15)
Other	398	2	2	(3)	—	—	126	525	(2)

Total investments	7,583	401	205	(380)	—	—	113	7,922	243
Physical commodities	—	(48)	721	—	—	—	—	673	(48)
Intangible assets	144	(11)	1	—	—	(1)	—	133	(11)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at March 31, 2011	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2011	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2011(2)
	(dollars in millions)
Liabilities at Fair Value
Commercial paper and other short-term borrowings	$4	$7	$—	$—	$29	$(3)	$—	$23	$7
Financial instruments sold, not yet purchased:
Corporate and other debt:
Residential mortgage-backed securities	—	(13)	(13)	41	—	—	—	41	(13)
Corporate bonds	150	49	(324)	336	—	—	(78)	35	60
Collateralized debt obligations	2	—	(1)	—	—	—	(1)	—	—
Unfunded lending commitments	171	(69)	—	—	—	—	—	240	(69)
Other debt	180	13	—	13	—	—	(2)	178	13

Total corporate and other debt	503	(20)	(338)	390	—	—	(81)	494	(9)
Corporate equities	9	13	(8)	12	—	—	1	1	3
Securities sold under agreements to repurchase	352	(5)	—	—	1	—	—	358	(5)
Other secured financings	605	(9)	—	—	145	(17)	—	742	(9)
Long-term borrowings	1,374	38	—	—	215	(175)	(125)	1,251	20

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $401 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the quarter ended June 30, 2011 related to assets and liabilities still outstanding at June 30, 2011.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2011.

	Beginning Balance at December 31, 2010	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2011	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2011(2)
	(dollars in millions)
Assets at Fair Value
Financial instruments owned:
U.S. agency securities	$13	$—	$34	$(40)	$—	$—	$(5)	$2	$—
Other sovereign government obligations	73	8	56	—	—	—	(5)	132	8
Corporate and other debt:
State and municipal securities	110	(1)	—	(96)	—	—	(13)	—	—
Residential mortgage-backed securities	319	(62)	279	(193)	—	(1)	167	509	(71)
Commercial mortgage-backed securities	188	(19)	96	(30)	—	—	(99)	136	(18)
Asset-backed securities	13	259	13	(17)	—	—	30	298	258
Corporate bonds	1,368	(26)	273	(409)	—	34	(61)	1,179	42
Collateralized debt obligations	1,659	273	641	(862)	—	(55)	(6)	1,650	70
Loans and lending commitments	11,666	213	2,321	(537)	—	(2,038)	(1,205)	10,420	212
Other debt	193	—	5	(33)	—	—	(2)	163	(9)

Total corporate and other debt	15,516	637	3,628	(2,177)	—	(2,060)	(1,189)	14,355	484
Corporate equities	484	(207)	219	(176)	—	—	141	461	1
Net derivative and other contracts(3):
Interest rate contracts	424	702	19	—	(704)	(192)	68	317	600
Credit contracts	6,594	388	1,148	—	(197)	(614)	73	7,392	772
Foreign exchange contracts	46	(159)	1	—	—	159	(3)	44	(130)
Equity contracts	(762)	105	119	—	(1,236)	98	15	(1,661)	96
Commodity contracts	188	165	455	—	(321)	(281)	110	316	153
Other	(913)	117	2	—	(116)	428	85	(397)	110

Total net derivative and other contracts	5,577	1,318	1,744	—	(2,574)	(402)	348	6,011	1,601
Investments:
Private equity funds	1,986	260	88	(245)	—	—	71	2,160	209
Real estate funds	1,176	145	31	(62)	—	—	—	1,290	255
Hedge funds	901	(25)	15	(172)	—	—	108	827	(25)
Principal investments	3,131	242	(26)	(195)	—	—	(32)	3,120	(105)
Other	560	51	(4)	(11)	—	—	(71)	525	41

Total investments	7,754	673	104	(685)	—	—	76	7,922	375
Physical commodities	—	(48)	721	—	—	—	—	673	(48)
Securities received as collateral	1	—	—	(1)	—	—	—	—	—
Intangible assets	157	(26)	5	(1)	(1)	(1)	—	133	(26)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at December 31, 2010	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2011	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2011(2)
	(dollars in millions)
Liabilities at Fair Value
Deposits	$16	$2	$—	$—	$—	$(14)	$—	$—	$—
Commercial paper and other short-term borrowings	2	7	—	—	29	(1)	—	23	7
Financial instruments sold, not yet purchased:
Corporate and other debt:
Residential mortgage-backed securities	—	(13)	(12)	40	—	—	—	41	(13)
Commercial mortgage-backed securities	—	1	—	1	—	—	—	—	—
Corporate bonds	44	40	(367)	426	—	—	(28)	35	30
Unfunded lending commitments	263	23	—	—	—	—	—	240	23
Other debt	194	4	(10)	14	—	—	(16)	178	4

Total corporate and other debt	501	55	(389)	481	—	—	(44)	494	44
Corporate equities	15	5	(19)	6	—	—	4	1	3
Obligation to return securities received as collateral	1	—	(1)	—	—	—	—	—	—
Securities sold under agreements to repurchase	351	(6)	1	—	—	—	—	358	(8)
Other secured financings	1,016	(12)	—	—	142	(122)	(306)	742	(12)
Long-term borrowings	1,316	(28)	—	—	388	(342)	(139)	1,251	(22)

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $673 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the six months ended June 30, 2011 related to assets and liabilities still outstanding at June 30, 2011.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quantitative Information about and Sensitivity of Significant Unobservable Inputs used in Recurring Level 3 Fair Value Measurements at June 30, 2012

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

	Balance at June 30, 2012 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)
Assets
Financial instruments owned:
Corporate and other debt:
Commercial mortgage-backed securities	$256	Comparable pricing(2)	Comparable bond price / (A)	40 to 98 points
Corporate bonds	745	Comparable pricing(2)	Comparable bond price / (A)	2 to 138 points
Collateralized debt obligations	1,457	Comparable pricing(2)	Comparable bond price / (A)	16 to 84 points
		Correlation model	Credit correlation / (B)	25 to 58%
Loans and lending commitments	7,794	Corporate loan model	Credit spread / (C)	33 to 1,255 basis points
		Option model	At the money volatility / (C)	45 to 47%
		Comparable pricing(2)	Comparable loan price / (A)	55 to 100 points
Corporate equities(3)	482	Net asset value	Discount to net asset value /(C)	0 to 33%
		Discounted cash flow	Implied weighted average cost of capital / (C)	10 to 18%
		Market approach	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple / (A)	3 to 21 times
Net derivative and other contracts:
Interest rate contracts	(172)	Option model	Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 12 times
			Interest rate volatility skew / (A)(D)	15 to 90%
Credit contracts	3,842	Comparable pricing(2)	Cash synthetic basis / (C)	2 to 10 points
			Comparable bond price / (C)	3 to 75 points
		Correlation model	Credit correlation / (B)	21 to 94%
Foreign exchange contracts(4)	(224)	Option model	Comparable bond price / (A)(D)	5 to 96 points
			Interest rate quanto correlation / (A)(D)	-14 to 24%
			Interest rate - credit spread correlation / (A)(D)	-2 to 46%
			Interest rate - Foreign exchange correlation / (A)(D)	25 to 67%
			Interest rate volatility skew / (A)(D)	15 to 90%
Equity contracts(4)	(1,173)	Option model	At the money volatility / (C)(D)	2 to 32%
			Volatility skew / (C)(D)	-5 to 0%
			Equity - Equity correlation / (C)(D)	40 to 96%
			Equity - Foreign exchange correlation / (C)(D)	-45 to 50%
			Equity - Interest rate correlation / (C)(D)	-62 to 79%
Commodity contracts	937	Option model	Forward power price / (C)(D)	$34 to $ 80 per
				Megawatt hour
			Commodity volatility / (A)(D)	20 to 100%
			Cross commodity correlation / (C)(D)	49 to 91%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at June 30, 2012 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)
Investments (3):
Principal investments	3,047	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	9 to 18%
			Exit multiple / (A)(D)	5 to 10 times
		Discounted cash flow	Capitalization rate / (C)(D)	5 to 10%
			Equity discount rate / (C)(D)	15 to 35%
		Market approach	EBITDA multiple / (A)	3 to 10 times
Other	543	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	12 to 17%
			Exit multiple / (A)(D)	5 to 10 times
		Market approach	EBITDA multiple / (A)	3 to 14 times
Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt:
Corporate bonds	$127	Comparable pricing(2)	Comparable bond price /(A)	5 to 125 points
Unfunded lending commitments	51	Corporate loan model	Credit spread / (C)	43 to 887 basis points
Other debt	63	Comparable pricing(2)	Comparable bond price /(A)	100 points
			Comparable bond price /(C)	2 to 10 points
Securities sold under agreements to repurchase	185	Discounted cash flow	Funding spread / (A)	95 to 362 basis points
Other secured financings	470	Comparable pricing(2)	Comparable bond price /(A)	86 to 138 points
		Discounted cash flow	Funding spread / (A)	314 to 325 basis points
Long-term borrowings	2,210	Option model	At the money volatility /(A)(D)	10 to 15%
			Volatility skew / (A)(D)	-2 to 0%
			Equity - Equity correlation / (C)(D)	50 to 97%
			Equity - Foreign exchange correlation / (A)(D)	-70 to -15%

(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 98 points would be 98% of par. A basis point equals 1/100th of 1%; for example, 1,255 basis points would equal 12.55%.
(2)	Prices for the identical instrument are not available and significant subjectivity may be involved when fair value is determined using pricing data available for comparable instruments.
(3)	Investments in funds measured using an unadjusted net asset value are excluded.
(4)	Includes derivative contracts with multiple risks (i.e., hybrid products).

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Investments that Calculate Net Asset Value.

The Company’s Investments measured at fair value were $8,229 million and $8,195 million at June 30, 2012 and December 31, 2011, respectively. The following table presents information solely about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on net asset value at June 30, 2012 and December 31, 2011, respectively.

	At June 30, 2012		At December 31, 2011
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
	(dollars in millions)
Private equity funds	$2,005	$765	$1,906	$938
Real estate funds	1,332	261	1,188	448
Hedge funds(1):
Long-short equity hedge funds	472	—	545	5
Fixed income/credit-related hedge funds	22	—	124	—
Event-driven hedge funds	62	—	163	—
Multi-strategy hedge funds	326	2	335	—

Total	$4,219	$1,028	$4,261	$1,391

(1)	Fixed income/credit-related hedge funds, event-driven hedge funds, and multi-strategy hedge funds are redeemable at least on a six-month period basis primarily with a notice period of 90 days or less. At June 30, 2012, approximately 37% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 36% is redeemable every six months and 27% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at June 30, 2012 is primarily greater than six months. At December 31, 2011, approximately 38% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 32% is redeemable every six months and 30% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at December 31, 2011 is primarily greater than six months.

Private Equity Funds.    Amount includes several private equity funds that pursue multiple strategies including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments, and mezzanine capital. In addition, the funds may be structured with a focus on specific domestic or foreign geographic regions. These investments are generally not redeemable with the funds. Instead, the nature of the investments in this category is that distributions are received through the liquidation of the underlying assets of the fund. At June 30, 2012, it is estimated that 6% of the fair value of the funds will be liquidated in the next five years, another 31% of the fair value of the funds will be liquidated between five to 10 years and the remaining 63% of the fair value of the funds have a remaining life of greater than 10 years.

Real Estate Funds.    Amount includes several real estate funds that invest in real estate assets such as commercial office buildings, retail properties, multi-family residential properties, developments or hotels. In addition, the funds may be structured with a focus on specific geographic domestic or foreign regions. These investments are generally not redeemable with the funds. Distributions from each fund will be received as the underlying investments of the funds are liquidated. At June 30, 2012, it is estimated that 4% of the fair value of the funds will be liquidated within the next five years, another 41% of the fair value of the funds will be liquidated between five to 10 years and the remaining 55% of the fair value of the funds have a remaining life of greater than 10 years.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Long-short Equity Hedge Funds.    Amount includes investments in hedge funds that invest, long or short, in equities. Equity value and growth hedge funds purchase stocks perceived to be undervalued and sell stocks perceived to be overvalued. Investments representing approximately 9% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was three years or less at June 30, 2012. Investments representing approximately 7% of the fair value of the investments in long-short equity hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was primarily one year or less at June 30, 2012.

•

Fixed Income/Credit-Related Hedge Funds.    Amount includes investments in hedge funds that employ long-short, distressed or relative value strategies in order to benefit from investments in undervalued or overvalued securities that are primarily debt or credit related. At June 30, 2012, investments representing approximately 18% of the fair value of the investments in fixed income/credit-related hedge funds cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily one year or less at June 30, 2012.

•

Event-Driven Hedge Funds.    Amount includes investments in hedge funds that invest in event-driven situations such as mergers, hostile takeovers, reorganizations, or leveraged buyouts. This may involve the simultaneous purchase of stock in companies being acquired and the sale of stock in its acquirer, with the expectation to profit from the spread between the current market price and the ultimate purchase price of the target company. At June 30, 2012, there were no restrictions on redemptions.

•

Multi-strategy Hedge Funds.    Amount includes investments in hedge funds that pursue multiple strategies to realize short- and long-term gains. Management of the hedge funds has the ability to overweight or underweight different strategies to best capitalize on current investment opportunities. At June 30, 2012, investments representing approximately 70% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily two years or less at June 30, 2012.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models. The following tables present net gains (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarters and six months ended June 30, 2012 and 2011, respectively.

	Principal Transactions- Trading	Interest Income (Expense)	Gains (Losses) Included in Net Revenues
	(dollars in millions)
Three Months Ended June 30, 2012
Federal funds sold and securities purchased under agreements to resell	$12	$1	$13
Deposits	15	(22)	(7)
Commercial paper and other short-term borrowings(1)	211	—	211
Securities sold under agreements to repurchase	5	(1)	4
Long-term borrowings(1)	1,300	(325)	975

Six Months Ended June 30, 2012
Federal funds sold and securities purchased under agreements to resell	$8	$2	$10
Deposits	25	(44)	(19)
Commercial paper and other short-term borrowings(1)	82	—	82
Securities sold under agreements to repurchase	3	(2)	1
Long-term borrowings(1)	(1,651)	(669)	(2,320)

Three Months Ended June 30, 2011
Deposits	$18	$(30)	$(12)
Commercial paper and other short-term borrowings(2)	49	—	49
Securities sold under agreements to repurchase	2	—	2
Long-term borrowings(2)	(42)	(270)	(312)

Six Months Ended June 30, 2011
Deposits	$31	$(60)	$(29)
Commercial paper and other short-term borrowings(2)	44	—	44
Securities sold under agreements to repurchase	—	—	—
Long-term borrowings(2)	(1,308)	(560)	(1,868)

(1)	Of the total gains (losses) recorded in Principal Transactions—Trading for short-term and long-term borrowings for the quarter and six months ended June 30, 2012, $350 million and $(1,628) million, respectively, are attributable to changes in the credit quality of the Company and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes, before the impact of related hedges.
(2)	Of the total gains (losses) recorded in Principal Transactions—Trading for short-term and long-term borrowings for the quarter and six months ended June 30, 2011, $244 million and $55 million, respectively, are attributable to changes in the credit quality of the Company and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes, before the impact of related hedges.

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

Gains (Losses) due to Changes in Instrument Specific Credit Risk.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in millions)
Short-term and long-term borrowings(1)	$350	$244	$(1,628)	$55
Loans(2)	(119)	(146)	174	(108)
Unfunded lending commitments(3)	78	(223)	485	(213)

(1)	The change in the fair value of short-term and long-term borrowings (primarily structured notes) includes an adjustment to reflect the change in credit quality of the Company based upon observations of the Company’s secondary bond market spreads.
(2)	Instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Gains (losses) were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period end.

Net Difference between Contractual Principal Amount and Fair Value.

	Contractual Principal Amount Exceeds Fair Value
	At June 30, 2012	At December 31, 2011
	(dollars in billions)
Short-term and long-term borrowings(1)	$1.4	$2.5
Loans(2)	26.7	27.2
Loans 90 or more days past due and/or on non-accrual status(2)(3)	21.9	22.1

(1)	These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.
(2)	The majority of this difference between principal and fair value amounts emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.
(3)	The aggregate fair value of loans that were in non-accrual status, which includes all loans 90 or more days past due, was $1.3 billion and $2.0 billion at June 30, 2012 and December 31, 2011, respectively. The aggregate fair value of loans that were 90 or more days past due was $0.8 billion and $1.5 billion at June 30, 2012 and December 31, 2011, respectively.

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

The following tables present, by caption on the condensed consolidated statements of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for the quarters and six months ended June 30, 2012 and 2011, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2012.

		Fair Value Measurements Using:
	Carrying Value At June 30, 2012(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended June 30, 2012(2)	Total Gains (Losses) for the Six Months Ended June 30, 2012(2)
	(dollars in millions)
Loans(3)	$762	$—	$146	$616	$(13)	$(19)
Other investments(4)	86	—	—	86	(7)	(8)
Premises, equipment and software costs(4)	1	—	—	1	—	(2)
Intangible assets(4)	—	—	—	—	(2)	(4)

Total	$849	$—	$146	$703	$(22)	$(33)

(1)	Carrying values relate only to those assets that had fair value adjustments during the quarter ended June 30, 2012. These amounts do not include assets that had fair value adjustments during the six months ended June 30, 2012, unless the assets also had a fair value adjustment during the quarter ended June 30, 2012.
(2)	Losses are recorded within Other expenses in the condensed consolidated statement of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.
(3)	Non-recurring changes in fair value for loans held for investment were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models. The non-recurring change in fair value for mortgage loans held for sale is based upon a valuation model incorporating market observable inputs.
(4)	Losses recorded were determined primarily using discounted cash flow models.

In addition to the losses included in the table above, there was a pre-tax gain of approximately $51 million (related to Other assets) included in discontinued operations in the six months ended June 30, 2012 in connection with the disposition of Saxon (see Notes 1 and 20). This pre-tax gain was primarily due to the subsequent increase in fair value of Saxon, which had incurred impairment losses of $98 million in the quarter ended December 31, 2011. The fair value of Saxon was determined based on the revised purchase price agreed upon with the buyer.

There were no liabilities measured at fair value on a non-recurring basis during the quarter and six months ended June 30, 2012.

Three Months and Six Month Ended June 30, 2011.

		Fair Value Measurements Using:
	Carrying Value At June 30, 2011(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended June 30, 2011(2)	Total Gains (Losses) for the Six Months Ended June 30, 2011(2)
	(dollars in millions)
Loans(3)	$183	$—	$92	$91	$3	$18
Other investments(4)	84	—	—	84	(20)	(28)
Intangible assets(5)	—	—	—	—	—	(3)

Total	$267	$—	$92	$175	$(17)	$(13)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Carrying values relate only to those assets that had fair value adjustments during the quarter ended June 30, 2011. These amounts do not include assets that had fair value adjustments during the six months ended June 30, 2011, unless the assets also had a fair value adjustment during the quarter ended June 30, 2011.
(2)	Losses are recorded within Other expenses in the condensed consolidated statement of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.
(3)	Non-recurring changes in fair value for loans held for investment were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models. The non-recurring change in fair value for mortgage loans held for sale is based upon a valuation model incorporating market observable inputs.
(4)	Losses recorded were determined primarily using discounted cash flow models.
(5)	Losses primarily related to investment management contracts and were determined primarily using discounted cash flow models.

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

The fair value of sweep facilities whereby cash balances are swept into separate money market savings deposits and transaction accounts included within Deposits is determined using a standard cash flow discounting methodology.

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

The fair value of long-term borrowings is generally determined based on transactional data or third party pricing for identical or comparable instruments, when available. Where position-specific external prices are not observable, fair value is determined based on current interest rates and credit spreads for debt instruments with similar terms and maturity.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Not Measured at Fair Value at June 30, 2012.

	At June 30, 2012		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Financial Assets:
Cash and due from banks	$12,408	$12,408	$12,408	$—	$—
Interest bearing deposits with banks	29,598	29,598	29,598	—	—
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	29,418	29,418	29,418	—	—
Federal funds sold and securities purchased under agreements to resell	147,366	147,388	—	145,704	1,684
Securities borrowed	134,263	134,261	—	134,252	9
Receivables:(1)
Customers	37,666	37,666	—	37,666	—
Brokers, dealers and clearing organizations	9,107	9,107	—	9,107	—
Fees, interest and other	6,256	6,074	—	—	6,074
Loans(2)	21,394	21,446	—	2,808	18,638

Financial Liabilities:
Deposits	$66,287	$66,413	$—	$66,413	$—
Commercial paper and other short-term borrowings	1,148	1,148	—	860	288
Securities sold under agreements to repurchase	108,332	108,397	—	100,698	7,699
Securities loaned	30,762	29,896	—	28,890	1,006
Other secured financings	8,087	7,963	—	6,342	1,621
Payables:(1)
Customers	119,455	119,455	—	119,455	—
Brokers, dealers and clearing organizations	4,158	4,158	—	4,158	—
Long-term borrowings	125,346	117,698	—	105,971	11,727

(1)	Accrued interest, fees and dividend receivables and payables where carrying value approximates fair value have been excluded.
(2)	Includes all loans measured at fair value on a non-recurring basis.

The fair value of the Company’s unfunded lending commitments, primarily related to corporate lending in the Institutional Securities business segment, that are not carried at fair value at June 30, 2012 was $747 million, of which $560 million and $187 million would be categorized in Level 2 and Level 3 of the fair value hierarchy, respectively. The carrying value of these commitments, if fully funded, would be $39.5 billion. For a description of the Company’s lending commitments, see Note 13 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Securities Available for Sale.

The following tables present information about the Company’s available for sale securities:

	At June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$11,415	$142	$—	$—	$11,557
U.S. agency securities	15,450	112	6	—	15,556

Total U.S. government and agency securities	26,865	254	6	—	27,113
Corporate and other debt:
Auto loan asset-backed securities	914	2	—	—	916
Corporate bonds	1,467	5	1	—	1,471
FFELP student loan asset-backed securities(1)	1,928	9	—	—	1,937

Total Corporate and other debt	4,309	16	1	—	4,324

Total debt securities available for sale	31,174	270	7	—	31,437

Equity securities available for sale	15	—	10	—	5

Total	$31,189	$270	$17	$—	$31,442

(1)	Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

	At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$13,240	$182	$—	$—	$13,422
U.S. agency securities	16,083	54	20	—	16,117
Corporate and other debt(1)	944	—	3	—	941

Total debt securities available for sale	30,267	236	23	—	30,480
Equity securities available for sale	15	—	—	—	15

Total	$30,282	$236	$23	$—	$30,495

(1)	Amounts represent FFELP student loan asset-backed securities, in which the loans are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present the fair value of investments in securities available for sale that are in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
At June 30, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. agency securities	$2,238	$4	$525	$2	$2,763	$6

Total U.S. government and agency securities	2,238	4	525	2	2,763	6
Corporate and other debt:
Corporate bonds	522	1	—	—	522	1

Total Corporate and other debt	522	1	—	—	522	1

Total debt securities available for sale	2,760	5	525	2	3,285	7

Equity securities available for sale	5	10	—	—	5	10

Total	$2,765	$15	$525	$2	$3,290	$17

	Less than 12 Months		12 Months or Longer		Total
At December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. agency securities	$6,250	$15	$1,492	$5	$7,742	$20
Corporate and other debt	679	3	—	—	679	3

Total	$6,929	$18	$1,492	$5	$8,421	$23

Gross unrealized losses are recorded in Accumulated other comprehensive income.

For debt securities available for sale in an unrealized loss position, the Company does not intend to sell these securities or expect to be required to sell these securities prior to recovery of the amortized cost basis. In addition, the Company does not expect the U.S. government and agency securities to experience a credit loss given the explicit and implicit guarantee provided by the U.S. government. The Company believes that the debt securities with an unrealized loss in Accumulated other comprehensive income were not other-than-temporarily impaired at June 30, 2012 and December 31, 2011.

For equity securities available for sale in an unrealized loss position, the Company does not intend to sell these securities or expect to be required to sell these securities prior to the recovery of the amortized cost basis. The Company believes that the equity securities with an unrealized loss in Accumulated other comprehensive income were not other-than-temporarily impaired at June 30, 2012.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the amortized cost and fair value of debt securities available for sale by contractual maturity dates at June 30, 2012.

At June 30, 2012	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$1,151	$1,160	1.4%
After 1 year but through 5 years	9,691	9,807	0.9%
After 5 years	572	589	1.4%

Total	11,414	11,556

U.S. agency securities:
After 5 years	15,450	15,556

Total	15,450	15,556	1.1%

Total U.S. government and agency securities	26,864	27,112	1.0%

Corporate and other debt:
Auto loan asset-backed securities:
After 1 year but through 5 years	895	897	0.8%
After 5 years	19	19	1.0%

Total	914	916

Corporate bonds:
Due within 1 year	81	81	0.6%
After 1 year but through 5 years	1,366	1,370	1.1%
After 5 years	21	21	1.7%

Total	1,468	1,472

FFELP student loan asset-backed securities:
After 1 year but through 5 years	23	23	0.8%
After 5 years	1,905	1,914	1.2%

Total	1,928	1,937

Total Corporate and other debt	4,310	4,325	1.1%

Total debt securities available for sale	$31,174	$31,437	1.0%

See Note 6 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, auto loan asset-backed securities and FFELP student loan asset-backed securities.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information pertaining to sales of securities available for sale during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in millions)
Gross realized gains	$24	$84	$25	$96

Gross realized losses	$2	$2	$2	$2

Proceeds of sales of securities available for sale	$—	$7,021	$—	$13,142

Gross realized gains and losses are recognized in Other revenues in the condensed consolidated statements of income.

5.	Collateralized Transactions.

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

The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the review of margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies to reduce risk. Additionally, transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations. For these transactions, adherence to the Company’s collateral policies significantly limits the Company’s credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and, if necessary, may sell securities that have not been paid for or purchase securities sold but not delivered from customers. At June 30, 2012 and December 31, 2011, there were approximately $17.2 billion and $16.2 billion, respectively, of customer margin loans outstanding.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	At June 30, 2012	At December 31, 2011
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$11,825	$9,263
Other sovereign government obligations	3,951	4,047
Corporate and other debt	12,173	17,024
Corporate equities	26,091	21,664

Total	$54,040	$51,998

The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. The Company additionally receives securities as collateral in connection with certain securities-for-securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the condensed consolidated statements of financial condition. At June 30, 2012 and December 31, 2011, the fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $577 billion and $488 billion, respectively, and the fair value of the portion that had been sold or repledged was $420 billion and $335 billion, respectively.

At June 30, 2012 and December 31, 2011, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

	At June 30, 2012	At December 31, 2011
	(dollars in millions)
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	$29,418	$29,454
Securities(1)	11,584	15,120

Total	$41,002	$44,574

(1)	Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Federal funds sold and securities purchased under agreements to resell and Financial instruments owned in the condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Variable Interest Entities and Securitization Activities.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables present information at June 30, 2012 and December 31, 2011 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis.

	At June 30, 2012
	Mortgage and Asset-backed Securitizations	Collateralized Debt Obligations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$1,594	$237	$2,255	$833	$2,366
VIE liabilities	$967	$87	$81	$2,571	$304

	At December 31, 2011
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$2,414	$102	$2,207	$918	$1,937
VIE liabilities	$1,699	$69	$102	$2,576	$556

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s liabilities. At June 30, 2012 and December 31, 2011, managed real estate partnerships reflected noncontrolling interests in the Company’s condensed consolidated financial statements of $1,734 million and $1,653 million, respectively. The Company also had additional maximum exposure to losses of approximately $120 million and $200 million at June 30, 2012 and December 31, 2011, respectively. This additional exposure related primarily to certain derivatives (e.g., instead of purchasing senior securities, the Company has sold credit protection to synthetic CDOs through credit derivatives that are typically related to the most senior tranche of the CDO) and commitments, guarantees and other forms of involvement.

The following tables present information about certain non-consolidated VIEs in which the Company had variable interests at June 30, 2012 and December 31, 2011. The tables include all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. Most of the VIEs included in the tables below are sponsored by unrelated parties; the Company’s involvement generally is the result of the Company’s secondary market-making activities and securities held in its available for sale portfolio (see Note 4).

	At June 30, 2012
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$210,595	$20,491	$6,386	$1,865	$17,287
Maximum exposure to loss:
Debt and equity interests(2)	$17,797	$1,118	$359	$896	$2,512
Derivative and other contracts	108	47	3,705	—	863
Commitments, guarantees and other	315	—	—	777	1,007

Total maximum exposure to loss	$18,220	$1,165	$4,064	$1,673	$4,382

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$17,797	$1,118	$359	$538	$2,507
Derivative and other contracts	109	2	6	—	308

Total carrying value of exposure to loss—Assets	$17,906	$1,120	$365	$538	$2,815

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$12	$2	$—	$—	$122
Commitments, guarantees and other	—	—	—	12	159

Total carrying value of exposure to loss—Liabilities	$12	$2	$—	$12	$281

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $10.5 billion of residential mortgages; $58.6 billion of commercial mortgages; $103.7 billion of U.S. agency collateralized mortgage obligations; and $37.8 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $0.6 billion of residential mortgages; $0.6 billion of commercial mortgages; $13.5 billion of U.S. agency collateralized mortgage obligations; and $3.1 billion of other consumer or commercial loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2011
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$231,110	$7,593	$6,833	$1,944	$20,997
Maximum exposure to loss:
Debt and equity interests(2)	$16,469	$491	$201	$978	$2,413
Derivative and other contracts	103	843	4,141	—	1,209
Commitments, guarantees and other	208	—	—	804	561

Total maximum exposure to loss	$16,780	$1,334	$4,342	$1,782	$4,183

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$16,469	$491	$201	$640	$2,413
Derivative and other contracts	101	657	24	—	338

Total carrying value of exposure to loss—Assets	$16,570	$1,148	$225	$640	$2,751

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$13	$159	$—	$—	$114
Commitments, guarantees and other	—	—	—	14	176

Total carrying value of exposure to loss—Liabilities	$13	$159	$—	$14	$290

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $9.1 billion of residential mortgages; $81.7 billion of commercial mortgages; $121.6 billion of U.S. agency collateralized mortgage obligations; and $18.7 billion of other consumer or commercial loans. Prior period amounts were adjusted to conform to the current period’s presentation.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $0.6 billion of residential mortgages; $1.1 billion of commercial mortgages; $13.5 billion of U.S. agency collateralized mortgage obligations; and $1.3 billion of other consumer or commercial loans. Prior period amounts were adjusted to conform to the current period’s presentation.

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

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $3.8 billion at June 30, 2012. These securities were either retained in connection with transfers of assets by the Company, acquired in

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with secondary market-making activities or held in the Company’s available for sale portfolio. Securities issued by securitization SPEs consist of $0.9 billion of securities backed primarily by residential mortgage loans, $0.9 billion of securities backed by U.S. agency collateralized mortgage obligations, $0.7 billion of securities backed by commercial mortgage loans, $0.5 billion of securities backed by collateralized debt obligations or collateralized loan obligations and $0.8 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. The Company’s primary risk exposure is to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Financial instruments owned—Corporate and other debt or Securities available for sale and are measured at fair value. The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Company’s maximum exposure to loss generally equals the fair value of the securities owned. Included in the amounts above are certain securitization securities held in the Company’s available for sale portfolio (see Note 4).

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

Transfers of Assets with Continuing Involvement.

The following tables present information at June 30, 2012 regarding transactions with SPEs in which the Company, acting as principal, transferred financial assets with continuing involvement and received sales treatment.

	At June 30, 2012
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other
	(dollars in millions)
SPE assets (unpaid principal balance)(1)	$39,902	$70,531	$12,993	$13,195
Retained interests (fair value):
Investment grade	$—	$—	$1,442	$—
Non-investment grade	93	62	—	1,458

Total retained interests (fair value)	$93	$62	$1,442	$1,458

Interests purchased in the secondary market (fair value):
Investment grade	$—	$—	$31	$32
Non-investment grade	112	206	—	355

Total interests purchased in the secondary market (fair value)	$112	$206	$31	$387

Derivative assets (fair value)	$9	$970	$—	$165
Derivative liabilities (fair value)	$24	$1	$—	$395

(1)	Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At June 30, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$1,442	$—	$1,442
Non-investment grade	—	138	1,475	1,613

Total retained interests (fair value)	$—	$1,580	$1,475	$3,055

Interests purchased in the secondary market (fair value):
Investment grade	$—	$63	$—	$63
Non-investment grade	—	654	19	673

Total interests purchased in the secondary market (fair value)	$—	$717	$19	$736

Derivative assets (fair value)	$—	$656	$488	$1,144
Derivative liabilities (fair value)	$—	$395	$25	$420
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

Net gains on sales of assets in securitization transactions at the time of the sale were not material in the six months ended June 30, 2012 and 2011.

During the six months ended June 30, 2012 and 2011, the Company received proceeds from new securitization transactions of $9.2 billion and $15.0 billion, respectively. During the six months ended June 30, 2012 and 2011, the Company received proceeds from cash flows from retained interests in securitization transactions of $1.7 billion and $3.9 billion, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the carrying value (equal to fair value) of assets and liabilities resulting from transfers of financial assets treated by the Company as secured financings:

	At June 30, 2012 Carrying Value of		At December 31, 2011 Carrying Value of
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Commercial mortgage loans	$—	$—	$121	$121
Credit-linked notes	337	269	383	339
Equity-linked transactions	376	344	1,243	1,214
Other	97	97	75	74

Mortgage Servicing Activities.

Mortgage Servicing Rights.    The Company may retain servicing rights to certain mortgage loans that are sold. These transactions create an asset referred to as MSRs, which totaled approximately $8 million and $133 million at June 30, 2012 and December 31, 2011, respectively, and are included within Intangible assets and carried at fair value in the condensed consolidated statements of financial condition. On April 2, 2012, the Company sold MSRs which totaled approximately $84 million and approximately $119 million at April 2, 2012 and December 31, 2011, respectively (see Notes 1 and 20).

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

The Company provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets and are recorded at cost, net of allowances. Advances at June 30, 2012 and December 31, 2011 totaled approximately $24 million and $1,296 million, respectively, net of allowances of $7 million and $14 million at June 30, 2012 and December 31, 2011, respectively. The decline in servicing advances is largely the result of the sale in MSRs discussed above.

The following tables present information about the Company’s mortgage servicing activities for SPEs to which the Company transferred loans at June 30, 2012 and December 31, 2011:

	At June 30, 2012
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs	Commercial Mortgage Consolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$805	$1,187	$5,923	$878
Amounts past due 90 days or greater (unpaid principal balance)(1)	$85	$34	$—	$—
Percentage of amounts past due 90 days or greater(1)	10.6%	2.9%	—	—
Credit losses	$—	$5	$—	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2011
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs	Commercial Mortgage Consolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$9,821	$2,180	$5,750	$1,596
Amounts past due 90 days or greater (unpaid principal balance)(1)	$3,087	$354	$—	$—
Percentage of amounts past due 90 days or greater(1)	31.4%	16.2%	—	—
Credit losses	$631	$81	$—	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

7.	Financing Receivables.

Loans held for investment.

The Company’s loans held for investment are recorded at amortized cost and classified as Loans in the condensed consolidated statements of financial condition.

The Company’s loans held for investment at June 30, 2012 and December 31, 2011 included the following:

	At June 30, 2012	At December 31, 2011
	(dollars in millions)
Commercial and industrial	$7,457	$5,083
Consumer loans	6,200	5,170
Residential real estate loans	5,489	4,674
Wholesale real estate loans	401	328

Total loans held for investment(1)	$19,547	$15,255

(1)	Amounts are net of allowances of $77 million and $17 million at June 30, 2012 and December 31, 2011, respectively.

The above table does not include loans held for sale of $1,847 million and $114 million at June 30, 2012 and December 31, 2011, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2012, the Company collectively evaluated for impairment, gross of the allowance, commercial and industrial loans, consumer loans, residential real estate loans and wholesale real estate loans of $7,470 million, $6,201 million, $5,493 million and $372 million, respectively. The Company individually evaluated for impairment, gross of the allowance, commercial and industrial loans, consumer and wholesale real estate loans of $52 million, $4 million and $32 million respectively. Commercial and industrial loans of approximately $31 million and wholesale real estate loans of approximately $32 million were impaired at June 30, 2012. Approximately 99% of the Company’s loan portfolio was current at June 30, 2012.

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

The Company assigned an internal grade of “doubtful” to certain commercial asset-backed and wholesale real estate loans totaling $35 million and $87 million at June 30, 2012 and December 31, 2011, respectively. Doubtful loans can be classified as current if the borrower is making payments in accordance with the loan agreement. The Company assigned an internal grade of “pass” to the majority of its remaining loan portfolio.

For a description of the Company’s loan portfolio and credit quality indicators utilized in its credit monitoring process, see Note 8 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K.

Employee Loans.

Employee loans are granted primarily in conjunction with a program established in the Global Wealth Management Group business segment to retain and recruit certain employees. These loans are recorded in Receivables—Fees, interest and other in the condensed consolidated statements of financial condition. These loans are full recourse, generally require periodic payments and have repayment terms ranging from one to 12 years. The Company establishes a reserve for loan amounts it does not consider recoverable from terminated employees, which is recorded in Compensation and benefits expense. At June 30, 2012, the Company had $6,089 million of employee loans, net of an allowance of approximately $128 million. At December 31, 2011, the Company had $5,610 million of employee loans, net of an allowance of approximately $119 million.

The Company has also granted loans to other employees primarily in conjunction with certain after-tax leveraged investment arrangements. At June 30, 2012, the balance of these loans was $167 million, net of an allowance of approximately $132 million. At December 31, 2011, the balance of these loans was $162 million, net of an allowance of approximately $133 million. The Company establishes a reserve for non-recourse loan amounts not recoverable from employees, which is recorded in Other expense.

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

Due to the volatility in the equity markets, the economic outlook and the Company’s common shares trading below book value during the quarters ended December 31, 2011 and June 30, 2012, the Company performed additional impairment testing, which did not result in any goodwill impairment. Adverse market or economic events could result in impairment charges in future periods. At June 30, 2012 and December 31, 2011, each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value.

Goodwill.

Changes in the carrying amount of the Company’s goodwill, net of accumulated impairment losses for the six months ended June 30, 2012, were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Goodwill at December 31, 2011(1)	$330	$5,616	$740	$6,686
Foreign currency translation adjustments and other	(11)	—	—	(11)
Goodwill disposed of during the period(2)	—	(65)	—	(65)

Goodwill at June 30, 2012(1)	$319	$5,551	$740	$6,610

(1)	The amount of the Company’s goodwill before accumulated impairments of $700 million, which included $673 million related to the Institutional Securities business segment and $27 million related to the Asset Management business segment, was $7,310 million and $7,386 million at June 30, 2012 and December 31, 2011, respectively.
(2)	The Global Wealth Management Group activity represents goodwill disposed of in connection with the sale of Quilter (see Notes 1 and 20).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Intangible Assets.

Changes in the carrying amount of the Company’s intangible assets for the six months ended June 30, 2012 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Amortizable net intangible assets at December 31, 2011	$229	$3,641	$2	$3,872
Mortgage servicing rights (see Note 6)	122	11	—	133
Indefinite-lived intangible assets	—	280	—	280

Net intangible assets at December 31, 2011	$351	$3,932	$2	$4,285

Amortizable net intangible assets at December 31, 2011	$229	$3,641	$2	$3,872
Foreign currency translation adjustments and other	(6)	1	—	(5)
Amortization expense	(8)	(160)	—	(168)
Impairment losses(1)	(4)	—	—	(4)
Intangible assets acquired during the period	4	—	—	4

Amortizable net intangible assets at June 30, 2012	215	3,482	2	3,699
Mortgage servicing rights (see Note 6)	—	8	—	8
Indefinite-lived intangible assets	—	280	—	280

Net intangible assets at June 30, 2012	$215	$3,770	$2	$3,987

(1)	Impairment losses are recorded within Other expenses.

9.	Long-Term Borrowings and Other Secured Financings.

The Company’s long-term borrowings included the following components:

	At June 30, 2012	At December 31, 2011
	(dollars in millions)
Senior debt	$159,099	$175,471
Subordinated debt	3,878	3,910
Junior subordinated debentures	4,851	4,853

Total	$167,828	$184,234

During the six months ended June 30, 2012, the Company issued and reissued notes with a principal amount of approximately $9 billion. During the six months ended June 30, 2012, approximately $26 billion of notes matured or were retired.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.3 years and 5.0 years at June 30, 2012 and December 31, 2011, respectively.

FDIC’s Temporary Liquidity Guarantee Program.

At December 31, 2011, the Company had long-term debt outstanding of $12.1 billion, under the Temporary Liquidity Guarantee Program (“TLGP”). There was no TLGP debt outstanding at June 30, 2012. The issuance of

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debt under the TLPG expired on December 31, 2010, but the existing long-term debt outstanding was guaranteed until June 30, 2012. These borrowings were senior unsecured debt obligations of the Company and guaranteed by the FDIC under the TLGP. The FDIC has concluded that the guarantee is backed by the full faith and credit of the U.S. government.

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

The Company’s other secured financings consisted of the following:

	At June 30, 2012	At December 31, 2011
	(dollars in millions)
Secured financings with original maturities greater than one year	$16,400	$18,696
Secured financings with original maturities one year or less	213	275
Failed sales(1)	710	1,748

Total(2)	$17,323	$20,719

(1)	For more information on failed sales, see Note 6.
(2)	Amounts include $9,236 million and $14,594 million at fair value at June 30, 2012 and December 31, 2011, respectively.

10.	Derivative Instruments and Hedging Activities.

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

The Company’s derivative products consist of the following:

	At June 30, 2012		At December 31, 2011
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Exchange traded derivative products	$4,589	$6,117	$4,103	$4,969
OTC derivative products	29,754	28,818	43,961	41,484

Total	$34,343	$34,935	$48,064	$46,453

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

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at June 30, 2012 and December 31, 2011, respectively. Fair value is presented in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned at June 30, 2012(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post-Collateral
Credit Rating(2)	Less than 1	1 - 3	3 - 5	Over 5
	(dollars in millions)
AAA	$456	$752	$1,813	$6,458	$(5,752)	$3,727	$3,516
AA	1,774	3,903	5,389	9,821	(14,375)	6,512	4,232
A	6,744	9,505	11,425	29,480	(51,597)	5,557	3,706
BBB	3,349	3,717	3,699	18,817	(21,981)	7,601	5,759
Non-investment grade	2,800	2,605	1,715	4,969	(5,732)	6,357	3,287

Total	$15,123	$20,482	$24,041	$69,545	$(99,437)	$29,754	$20,500

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared derivatives. The table does not include listed derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Owned at December 31, 2011(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post-Collateral
Credit Rating(2)	Less than 1	1 - 3	3 - 5	Over 5
				(dollars in millions)
AAA	$621	$1,615	$1,586	$10,375	$(7,513)	$6,684	$6,389
AA	5,578	7,547	5,972	21,068	(31,074)	9,091	7,048
A	7,576	5,538	10,224	27,417	(41,608)	9,147	7,117
BBB	4,437	4,448	3,231	17,758	(17,932)	11,942	10,337
Non-investment grade	2,819	2,949	2,703	5,084	(6,458)	7,097	4,158

Total	$21,031	$22,097	$23,716	$81,702	$(104,585)	$43,961	$35,049

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared derivatives. The table does not include listed derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

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

The Company recognized an out of period pre-tax gain of approximately $300 million in the Institutional Securities business segment’s Other sales and trading net revenues for the quarter ended June 30, 2012, related to the reversal of amounts recorded in cumulative other comprehensive income due to the incorrect application of hedge accounting on certain derivative contracts previously designated as net investment hedges of certain

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foreign, non-US dollar denominated subsidiaries. This amount included a pre-tax gain of approximately $191 million related to the quarter ended March 31, 2012, with the remainder impacting prior periods. The Company has evaluated the effects of the incorrect application of hedge accounting, both qualitatively and quantitatively, and concluded that it did not have a material impact on any prior annual or quarterly consolidated results. In addition, the Company has recognized a partially offsetting pre-tax loss of approximately $224 million for the quarter ended June 30, 2012 resulting from fair value changes within the quarter of the related derivative positions not qualifying for net investment hedge accounting. Subsequent to the identification of the incorrect application of net investment hedge accounting, and during the quarter ended June 30, 2012, the Company has appropriately redesignated the forward foreign exchange contracts and reapplied hedge accounting.

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

	Assets at June 30, 2012		Liabilities at June 30, 2012
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$8,518	$72,810	$—	$—
Foreign exchange contracts	317	9,344	147	12,581

Total derivatives designated as accounting hedges	8,835	82,154	147	12,581

Derivatives not designated as accounting hedges(1):
Interest rate contracts	867,321	19,052,076	845,668	19,100,997
Credit contracts	101,464	2,175,722	96,216	2,126,827
Foreign exchange contracts	49,907	1,814,083	53,477	1,892,732
Equity contracts	44,905	671,162	49,038	654,605
Commodity contracts	33,517	410,648	33,536	384,360
Other	126	2,139	70	4,402

Total derivatives not designated as accounting hedges	1,097,240	24,125,830	1,078,005	24,163,923

Total derivatives	$1,106,075	$24,207,984	$1,078,152	$24,176,504
Cash collateral netting	(75,370)	—	(46,855)	—
Counterparty netting	(996,362)	—	(996,362)	—

Total derivatives	$34,343	$24,207,984	$34,935	$24,176,504

(1)	Notional amounts include gross notionals related to open long and short futures contracts of $77 billion and $67 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $445 million and $150 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Assets at December 31, 2011		Liabilities at December 31, 2011
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$8,151	$71,706	$—	$—
Foreign exchange contracts	348	12,222	57	7,111

Total derivatives designated as accounting hedges	8,499	83,928	57	7,111

Derivatives not designated as accounting hedges(1):
Interest rate contracts	904,725	21,099,876	880,027	21,005,733
Credit contracts	138,791	2,466,623	130,726	2,428,042
Foreign exchange contracts	61,995	1,582,364	64,691	1,604,493
Equity contracts	46,287	603,290	48,286	595,146
Commodity contracts	39,778	411,661	39,998	374,594
Other	598	11,662	2,275	24,905

Total derivatives not designated as accounting hedges	1,192,174	26,175,476	1,166,003	26,032,913

Total derivatives	$1,200,673	$26,259,404	$1,166,060	$26,040,024
Cash collateral netting	(77,938)	—	(44,936)	—
Counterparty netting	(1,074,671)	—	(1,074,671)	—

Total derivatives	$48,064	$26,259,404	$46,453	$26,040,024

(1)	Notional amounts include gross notionals related to open long and short futures contracts of $77 billion and $66 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $605 million and $37 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the condensed consolidated statements of financial condition.

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for the quarters and six months ended June 30, 2012 and 2011, respectively.

Derivatives Designated as Fair Value Hedges.

The following table presents gains (losses) reported on derivative instruments and the related hedge item as well as the hedge ineffectiveness included in Interest expense in the condensed consolidated statements of income from interest rate contracts:

	Gains (Losses) Recognized
	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2012	2011	2012	2011
	(dollars in millions)
Derivatives	$979	$1,165	$432	$70
Borrowings	(753)	(1,013)	(54)	245

Total	$226	$152	$378	$315

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives Designated as Net Investment Hedges.

	Gains (Losses) Recognized in OCI (effective portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2012(2)	2011	2012(2)	2011
	(dollars in millions)
Foreign exchange contracts(1)	$130	$(157)	$150	$(283)

Total	$130	$(157)	$150	$(283)

(1)	Losses of $63 million and $128 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarter and six months ended June 30, 2012, respectively. Losses of $62 million and $109 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarter and six months ended June 30, 2011, respectively.
(2)	A gain of $193 million, net of tax, related to net investment hedges was reclassified from other comprehensive income into income during both the quarter and six months ended June 30, 2012. The amount primarily related to an out of period gain, net of tax, related to the reversal of amounts recorded in cumulative other comprehensive income due to the incorrect application of hedge accounting on certain derivative contracts (see above for further information).

The table below summarizes gains (losses) on derivative instruments not designated as accounting hedges for the quarters and six months ended June 30, 2012 and 2011, respectively:

	Gains (Losses) Recognized in Income(1)(2)
	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2012	2011	2012	2011
	(dollars in millions)
Interest rate contracts	$(594)	$4,410	$961	$5,281
Credit contracts	1,293	1,551	621	753
Foreign exchange contracts	(208)	(3,329)	427	(3,584)
Equity contracts	188	38	(628)	(942)
Commodity contracts	908	721	302	449
Other contracts	(32)	(14)	24	222

Total derivative instruments	$1,555	$3,377	$1,707	$2,179

(1)	Gains (losses) on derivative contracts not designated as hedges are primarily included in Principal transactions—Trading.
(2)	Gains (losses) associated with certain derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Principal transactions—Trading.

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $25 million and $53 million at June 30, 2012 and December 31, 2011, respectively, and a notional value of $2,334 million and $3,312 million at June 30, 2012 and December 31, 2011, respectively. The Company recognized losses of $13 million and $6 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter and six months ended June 30, 2012, respectively. The Company recognized gains of $21 million and $2 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter and six months ended June 30, 2011, respectively.

At June 30, 2012 and December 31, 2011, the amount of payables associated with cash collateral received that was netted against derivative assets was $75.4 billion and $77.9 billion, respectively, and the amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $46.9 billion and

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$44.9 billion, respectively. Cash collateral receivables and payables of $110 million and $47 million, respectively, at June 30, 2012 and $268 million and $9 million, respectively, at December 31, 2011, were not offset against certain contracts that did not meet the definition of a derivative.

Credit-Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit ratings downgrade. At June 30, 2012, the aggregate fair value of OTC derivative contracts that contain credit-risk-related contingent features that are in a net liability position totaled $38,619 million, for which the Company has posted collateral of $34,602 million, in the normal course of business. The long-term credit ratings on the Company by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”) are currently at different levels (commonly referred to as “split ratings”). At June 30, 2012, the future potential collateral amounts, termination payments or other contractual amounts that could be called by counterparties in the event of a downgrade of the Company’s long-term credit rating under various scenarios are: $374 million (Baa1 Moody’s/BBB+ S&P) and $2,161 million (Baa2 Moody’s/BBB S&P). Of these amounts, $1,947 million at June 30, 2012 related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

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

The tables below summarize the notional and fair value of protection sold and protection purchased through credit default swaps at June 30, 2012 and December 31, 2011:

	At June 30, 2012
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$1,180,417	$26,932	$1,149,999	$(24,814)
Index and basket credit default swaps	648,157	17,996	498,966	(15,738)
Tranched index and basket credit default swaps	328,979	11,736	496,031	(21,360)

Total	$2,157,553	$56,664	$2,144,996	$(61,912)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below summarizes the credit ratings and maturities of protection sold through credit default swaps and other credit contracts at June 30, 2012:

	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$1,933	$5,849	$19,634	$9,974	$37,390	$883
AA	10,304	14,727	23,726	8,146	56,903	303
A	75,045	98,321	76,287	32,078	281,731	4,949
BBB	141,081	187,707	135,210	41,975	505,973	4,003
Non-investment grade	84,407	105,363	81,343	27,307	298,420	16,794

Total	312,770	411,967	336,200	119,480	1,180,417	26,932

Index and basket credit default swaps(3):
AAA	73,314	50,652	49,310	15,326	188,602	(1,063)
AA	4,525	13,256	7,910	14,185	39,876	740
A	6,115	6,440	34,045	2,380	48,980	2,585
BBB	33,683	101,638	171,423	29,284	336,028	4,861
Non-investment grade	91,508	97,275	138,266	36,601	363,650	22,609

Total	209,145	269,261	400,954	97,776	977,136	29,732

Total credit default swaps sold	$521,915	$681,228	$737,154	$217,256	$2,157,553	$56,664

Other credit contracts(4)(5)	$704	$564	$815	$2,301	$4,384	$(1,744)

Total credit derivatives and other credit contracts	$522,619	$681,792	$737,969	$219,557	$2,161,937	$54,920

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the terms of the contracts.
(3)	Credit ratings are calculated internally.
(4)	Other credit contracts include CLNs, CDOs and credit default swaps that are considered hybrid instruments.
(5)	Fair value amount shown represents the fair value of the hybrid instruments.

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

Purchased Credit Protection with Identical Underlying Reference Obligations.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $1.7 trillion and $1.9 trillion at June 30, 2012 and December 31, 2011, compared with a notional amount of approximately $1.8 trillion and $2.1 trillion at June 30, 2012 and December 31, 2011, respectively, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations.

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

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at June 30, 2012 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total at June 30, 2012
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$797	$8	$6	$—	$811
Investment activities	1,132	174	44	281	1,631
Primary lending commitments—investment grade(1)(2)	11,352	12,303	33,824	946	58,425
Primary lending commitments—non-investment grade(2)	1,801	2,450	9,434	1,755	15,440
Secondary lending commitments(3)	71	135	28	73	307
Commitments for secured lending transactions	891	41	—	—	932
Forward starting reverse repurchase agreements and securities borrowing agreements(4)(5)	57,864	—	—	—	57,864
Commercial and residential mortgage-related commitments	1,583	34	253	358	2,228
Other commitments	1,249	144	45	63	1,501

Total	$76,740	$15,289	$43,634	$3,476	$139,139

(1)	This amount includes commitments to asset-backed commercial paper conduits of $275 million at June 30, 2012, of which $138 million have maturities of less than one year and $137 million of which have maturities of one to three years.
(2)	This amount includes $24.1 billion of investment grade and $4.3 billion of non-investment grade unfunded commitments accounted for as held for investment and $4.7 billion of investment grade and $2.1 billion of non-investment grade unfunded commitments accounted for as held for sale at June 30, 2012. The remainder of these lending commitments are carried at fair value.
(3)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 3).
(4)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to June 30, 2012 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and of the amount at June 30, 2012, $52.7 billion settled within three business days.
(5)	The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $3 billion.

The above table excludes the commitment related to the Company’s exercise of its right to purchase an additional 14% in MSSB (see Note 21).

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at June 30, 2012:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)	$521,915	$681,228	$737,154	$217,256	$2,157,553	$56,664	$—
Other credit contracts	704	564	815	2,301	4,384	(1,744)	—
Non-credit derivative contracts(1)	1,196,592	889,494	349,593	433,506	2,869,185	101,063	—
Standby letters of credit and other financial guarantees issued(2)(3)	1,305	1,235	1,199	5,861	9,600	(127)	8,244
Market value guarantees	—	41	172	566	779	12	87
Liquidity facilities	4,322	186	—	65	4,573	(6)	6,181
Whole loan sales representations and warranties	—	—	—	24,754	24,754	79	—
Securitization representations and warranties	—	—	—	73,492	73,492	34	—
General partner guarantees	77	26	17	159	279	77	—

(1)	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 10.
(2)	Approximately $2.2 billion of standby letters of credit are also reflected in the “Commitments” table in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Financial instruments owned or Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition.
(3)	Amounts include guarantees issued by consolidated real estate funds sponsored by the Company of approximately $198 million. These guarantees relate to obligations of the fund’s investee entities, including guarantees related to capital expenditures and principal and interest debt payments. Accrued losses under these guarantees of approximately $7 million are reflected as a reduction of the carrying value of the related fund investments, which are reflected in Financial instruments owned—Investments on the condensed consolidated statement of financial condition.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

Guarantees on Morgan Stanley Stable Value Program.    On September 30, 2009, the Company entered into an agreement with the investment manager for the Stable Value Program (“SVP”), a fund within the Company’s 401(k) plan, and certain other third parties. Under the agreement, the Company may have had a future obligation to make a payment of $40 million to the SVP, contingent upon performance of the SVP and other circumstances. The Company did not record a liability for this guarantee in the condensed consolidated financial statements. Effective July 31, 2012, the SVP and the agreement, including the Company’s aforementioned contingent future obligation, were both terminated without any payment by the Company.

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

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance (the “Cheyne SIV”). The case is styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. and is pending in the SDNY. The complaint alleges, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. On September 2, 2009, the court dismissed all of the claims against the Company except for plaintiffs’ claims for common law fraud. On June 15, 2010, the court denied plaintiffs’ motion for class certification. On July 20, 2010, the court granted plaintiffs leave to replead their aiding and abetting common law fraud claims against the Company, and those claims were added in an amended complaint filed on August 5, 2010. On December 27, 2011, the court permitted plaintiffs to reinstate their causes of action for negligent misrepresentation and breach of fiduciary duty against the Company. The Company moved to dismiss these claims on January 10, 2012. On January 5, 2012, the court permitted plaintiffs to amend their Complaint and assert a negligence claim against the Company. The amended complaint was filed on January 9, 2012 and the Company moved to dismiss the negligence claim on January 17, 2012. On January 23, 2012, the Company moved for summary judgment with respect to the fraud and aiding and abetting fraud claims, which motion is now pending. On May 4, 2012, the court granted the Company’s motion to dismiss claims against the Company for breach of fiduciary duty and negligence, and denied the Company’s motion to dismiss claims against the Company for negligent misrepresentation. There are 15 plaintiffs in this action asserting claims related to approximately $983 million of securities issued by the Cheyne SIV. On July 2, 2012, the plaintiffs filed supplemental disclosures with the Court alleging that they are seeking approximately $811

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million in compensatory damages. Plaintiffs are also seeking punitive damages. Based on currently available information, the Company believes that the defendants could incur a loss up to approximately $811 million, plus pre- and post-judgment interest, fees and costs.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints were filed on June 10, 2010. The complaints allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The original amount of the certificates allegedly sold to plaintiff by the Company in these cases was approximately $980 million collectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over these cases dismissed the federal securities law claims against the Company, but denied the Company’s motion to dismiss with respect to other claims. At June 30, 2012, the current unpaid balance of the mortgage pass through certificates at issue in these cases was approximately $386 million and the certificates had not yet incurred losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $386 million unpaid balance of these certificates and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and would be entitled to an offset for interest received by the plaintiff prior to a judgment.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2009, the Basel Committee released proposals on risk-based capital, leverage and liquidity standards, known as “Basel III”. In June 2012, the U.S. Banking regulators proposed rules to implement many aspects of Basel III (the “proposals”). The proposals complement an earlier proposal for revisions to the market risk framework. The earlier proposal, also referred to as “Basel 2.5”, increases capital requirements for securitizations and correlation trading within the Company’s trading book. In June 2012, the U.S. banking regulators issued final rules that are intended to implement certain aspects of the Basel 2.5 market risk framework proposals. Those rules will become effective on January 1, 2013.

The proposals contain new capital standards that raise the quality of capital and strengthen counterparty credit risk capital requirements and introduce a leverage ratio as a supplemental measure to the risk-based ratio. The proposals include a new capital conservation buffer, which imposes a common equity requirement above the new minimum that can be depleted under stress, and could result in restrictions on capital distributions and discretionary bonuses under certain circumstances. The proposals also provide for a potential countercyclical buffer which regulators can activate during periods of excessive credit growth in their jurisdiction. The U.S. banking regulators did not address the new additional loss absorbency capital requirement for global systemically important banks (“GSIB”), such as the Company, that is included in the original Basel III standards; however, the U.S. banking regulators indicated that guidance on GSIB capital requirement would be forthcoming. The proposals also propose amendments to the advanced approaches risk-based capital rule that will amend certain aspects of the treatment of counterparty credit risk under the Basel II framework and replace the use of externally developed credit ratings with proposed alternatives such as internally developed credit ratings. Under the proposals, the new capital requirements would be phased in over several years, beginning in 2013.

In June 2011, the U.S. banking regulators published final regulations implementing a certain provision of the Dodd-Frank Act requiring that certain institutions supervised by the Federal Reserve, including the Company, be subject to minimum capital requirements that are not less than the generally applicable risk-based capital requirements. The proposals would establish a standardized approach that, among other things, modifies risk weights for certain types of asset classes and would serve as the minimum “capital floor” for certain financial institutions, including the Company. The proposals also include proposed changes to the determination of risk weights for certain types of asset classes for financial institutions employing advanced approaches.

At June 30, 2012, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 17.2% and total capital to RWAs of 18.4% (6% and 10% being well-capitalized for regulatory purposes, respectively). Also, the ratio of Tier 1 common capital to RWAs was 13.6% (5% being the minimum under the Federal Reserve’s new capital plan framework). In addition, financial holding companies are subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the year. At June 30, 2012, the Company was in compliance with this leverage restriction, with a Tier 1 leverage ratio of 7.1% (5% being well-capitalized for regulatory purposes).

At June 30, 2012, the Company calculated its RWAs in accordance with the regulatory capital requirements of the Federal Reserve, which is consistent with guidelines described under Basel I. RWAs reflect both on and

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

off-balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations.

The following table summarizes the capital measures for the Company:

	June 30, 2012		December 31, 2011
	Balance	Ratio	Balance	Ratio
	(dollars in millions)
Tier 1 common capital(1)(2)	$42,765	13.6%	$39,785	12.6%
Tier 1 capital(1)	54,245	17.2%	51,114	16.2%
Total capital(1)	57,954	18.4%	54,956	17.5%
RWAs(1)	314,800	—	314,827	—
Adjusted average assets(1)	760,831	—	769,578	—
Tier 1 leverage(1)	—	7.1%	—	6.6%

(1)	The December 31, 2011 deferred tax asset disallowance was adjusted by approximately $1.2 billion, resulting in a reduction to the Company’s Tier 1 common capital, Tier 1 capital, Total capital, RWAs and adjusted average assets by such amount, Tier 1 common capital ratio, Tier 1 capital ratio and Total capital ratio by approximately 30 basis points and Tier 1 leverage ratio by approximately 20 basis points.
(2)	Tier 1 common capital ratio equals Tier 1 common capital divided by RWAs. On December 30, 2011, the Federal Reserve formalized regulatory definitions for Tier 1 common capital and Tier 1 common capital ratio. The Federal Reserve defined Tier 1 common capital as Tier 1 capital less non-common elements in Tier 1 capital, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities. Previously, the Company’s definition of Tier 1 common capital included all of the items noted in the Federal Reserve’s definition, but it also included an adjustment for the portion of goodwill and non-servicing intangible assets associated with MSSB’s noncontrolling interests (i.e., Citigroup, Inc.’s (“Citi”) share of MSSB’s goodwill and intangibles). The Company’s conformance to the Federal Reserve’s definition under the final rule reduced its Tier 1 common capital and Tier 1 common ratio by approximately $4.2 billion and 132 basis points, respectively at December 31, 2011.

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

At June 30, 2012, the Company’s U.S. bank operating subsidiaries met all capital adequacy requirements to which they are subject and exceeded all regulatory mandated and targeted minimum regulatory capital requirements to be well-capitalized. There are no conditions or events that management believes have changed the Company’s U.S. bank operating subsidiaries’ category.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below sets forth the capital information for the Company’s U.S. bank operating subsidiaries, which are U.S. depository institutions, calculated in a manner consistent with the guidelines described under Basel I:

	June 30, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
	(dollars in millions)
Total capital (to RWAs):
Morgan Stanley Bank, N.A.	$10,769	16.9%	$10,222	17.8%
Morgan Stanley Private Bank, National Association	$1,320	30.0%	$1,278	31.9%
Tier I capital (to RWAs):
Morgan Stanley Bank, N.A.	$9,236	14.5%	$8,703	15.1%
Morgan Stanley Private Bank, National Association	$1,315	29.9%	$1,275	31.8%
Leverage ratio:
Morgan Stanley Bank, N.A.	$9,236	13.6%	$8,703	13.2%
Morgan Stanley Private Bank, National Association	$1,315	11.0%	$1,275	10.2%

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain a ratio of total capital to RWAs of 10%, a capital ratio of Tier 1 capital to RWAs of 6%, and a ratio of Tier 1 capital to average book assets (leverage ratio) of 5%. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. At June 30, 2012 and December 31, 2011, the Company’s U.S. depository institutions maintained capital at levels in excess of the universally mandated well-capitalized levels. These subsidiary depository institutions maintain capital at levels sufficiently in excess of the “well-capitalized” requirements to address any additional capital needs and requirements identified by the federal banking regulators.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority, Inc. and the U.S. Commodity Futures Trading Commission. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $6,943 million and $8,249 million at June 30, 2012 and December 31, 2011, respectively, which exceeded the amount required by $5,682 million and $7,215 million, respectively. MS&Co.’s net capital and excess net capital decreased from December 31, 2011 due to regulatory capital deductions required for debt securities issued by the Company pursuant to Rule 144A under the Securities Act of 1933, as amended, held by MS&Co. at June 30, 2012. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At June 30, 2012, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

Morgan Stanley Smith Barney LLC is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC, the Financial Industry Regulatory Authority, Inc. and the U.S. Commodity Futures Trading Commission. Morgan Stanley Smith Barney LLC has consistently operated with capital in excess of its regulatory capital requirements. Morgan Stanley Smith Barney LLC clears certain customer activity directly and introduces other business to MS&Co. and Citi. Subsequent to July 6, 2012, MSSB clears customer activity that was previously introduced to Citigroup, Inc. MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Authority, and MSMS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIP and MSMS have consistently operated in excess of their respective regulatory capital requirements.

Other Regulated Subsidiaries.    Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

Morgan Stanley Derivative Products Inc. (“MSDP”), a derivative products subsidiary rated A2 by Moody’s and AAA by S&P, maintains certain operating restrictions that have been reviewed by Moody’s and S&P. MSDP is operated such that creditors of the Company should not expect to have any claims on the assets of MSDP, unless and until the obligations to its own creditors are satisfied in full. Creditors of MSDP should not expect to have any claims on the assets of the Company or any of its affiliates, other than the respective assets of MSDP.

13.	Total Equity.

Morgan Stanley Shareholders’ Equity.

Common Equity Offerings.

During the quarters and six months ended June 30, 2012 and 2011, the Company did not purchase any of its common stock as part of its share repurchase program. At June 30, 2012, the Company had approximately $1.6 billion remaining under its current share repurchase authorization. Share repurchases by the Company are subject to regulatory approval.

MUFG Stock Conversion.

On June 30, 2011, the Company’s outstanding Series B Preferred Stock owned by MUFG with a face value of $7.8 billion (carrying value $8.1 billion) and a 10% dividend was converted into 385,464,097 shares of the Company’s common stock, including approximately 75 million shares resulting from the adjustment to the conversion ratio pursuant to the transaction agreement. As a result of the adjustment to the conversion ratio, the Company incurred a one-time, non-cash negative adjustment of approximately $1.7 billion in its calculation of basic and diluted earnings per share during the quarter and six months ended June 30, 2011.

Noncontrolling Interests.

Changes in noncontrolling interests in the six months ended June 30, 2012 primarily resulted from $622 million in net assets received from Citi related to the Smith Barney delayed contribution businesses, partially offset by distributions related to MSMS of $151 million. Changes in noncontrolling interests in the six months ended June 30, 2011 primarily resulted from distributions related to MSMS of $139 million.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Earnings per Common Share.

Basic earnings per common share (“EPS”) is computed by dividing earnings (loss) applicable to Morgan Stanley common shareholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include common stock and vested restricted stock units (“RSUs”) where recipients have satisfied either the explicit vesting terms or retirement eligibility requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. The Company calculates EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities (see Note 2 to the consolidated financial statements for the year ended December 31, 2011 in the Form 10-K). The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic EPS:
Income from continuing operations	$714	$1,432	$863	$2,577
Net gain (loss) from discontinued operations	36	(26)	21	(41)

Net income	750	1,406	884	2,536
Net income applicable to noncontrolling interests	159	213	387	375

Net income applicable to Morgan Stanley	591	1,193	497	2,161
Less: Preferred dividends (Series A Preferred Stock)	(11)	(11)	(22)	(22)
Less: Preferred dividends (Series B Preferred Stock)	—	—	—	(196)
Less: MUFG stock conversion	—	(1,726)	—	(1,726)
Less: Preferred dividends (Series C Preferred Stock)	(13)	(13)	(26)	(26)
Less: Allocation of earnings to participating RSUs(1):
From continuing operations	(3)	(1)	(3)	(3)

Earnings (loss) applicable to Morgan Stanley common shareholders	$564	$(558)	$446	$188

Weighted average common shares outstanding	1,885	1,464	1,881	1,460

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$0.28	$(0.36)	$0.23	$0.16
Net gain (loss) from discontinued operations	0.02	(0.02)	0.01	(0.03)

Earnings (loss) per basic common share	$0.30	$(0.38)	$0.24	$0.13

Diluted EPS:
Earnings (loss) applicable to Morgan Stanley common shareholders	$564	$(558)	$446	$188
Weighted average common shares outstanding	1,885	1,464	1,881	1,460
Effect of dilutive securities:
Stock options and RSUs(1)	27	—	26	17

Weighted average common shares outstanding and common stock equivalents	1,912	1,464	1,907	1,477

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$0.28	$(0.36)	$0.23	$0.16
Net income (loss) from discontinued operations	0.01	(0.02)	—	(0.03)

Earnings (loss) per diluted common share	$0.29	$(0.38)	$0.23	$0.13

(1)	RSUs that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and therefore, such RSUs are not included as incremental shares in the diluted calculation.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
Number of Antidilutive Securities Outstanding at End of Period:	2012	2011	2012	2011
	(shares in millions)
RSUs and Performance-based stock units	32	36	13	25
Stock options	45	59	45	59

Total	77	95	58	84

15.	Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in millions)
Interest income(1):
Financial instruments owned(2)	$662	$926	$1,453	$1,845
Securities available for sale	76	96	162	191
Loans	139	83	257	159
Interest bearing deposits with banks	24	43	51	77
Federal funds sold and securities purchased under agreements to resell and Securities borrowed	46	330	159	605
Other	376	483	783	943

Total Interest income	$1,323	$1,961	$2,865	$3,820

Interest expense(1):
Deposits	$45	$60	$90	$126
Commercial paper and other short-term borrowings	11	11	24	18
Long-term debt	1,087	1,292	2,341	2,604
Securities sold under agreements to repurchase and Securities loaned	529	682	992	1,155
Other	(188)	(16)	(362)	(21)

Total Interest expense	$1,484	$2,029	$3,085	$3,882

Net interest	$(161)	$(68)	$(220)	$(62)

(1)	Interest income and expense are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instrument’s fair value, interest is included within Principal transactions—Trading revenues or Principal transactions—Investments revenues. Otherwise, it is included within Interest income or Interest expense.
(2)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction to Interest income on Financial instruments owned.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Employee Benefit Plans.

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

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in millions)
Service cost, benefits earned during the period	$7	$8	$15	$16
Interest cost on projected benefit obligation	41	41	82	83
Expected return on plan assets	(27)	(33)	(55)	(66)
Net amortization of prior service costs	(4)	(4)	(7)	(8)
Net amortization of actuarial loss	7	5	14	10

Net periodic benefit expense	$24	$17	$49	$35

17.	Income Taxes.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the U.K., and states in which the Company has significant business operations, such as New York. The Company is currently under review by the IRS Appeals Office for the remaining issues covering tax years 1999 – 2005. Also, the Company is currently at various levels of field examination with respect to audits with the IRS, as well as New York State and New York City, for tax years 2006 – 2008 and 2007 – 2009, respectively. During 2012, the Company expects to reach a conclusion with U.K. tax authorities on substantially all issues through tax year 2009. Also during 2012, the Company expects to reach a conclusion with the Japanese tax authorities on substantially all issues covering tax years 2007 – 2008 and commence an audit covering tax years 2009 – 2010.

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

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2011, included a $447 million net tax benefit from the remeasurement of a deferred tax asset and the reversal of a related valuation

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowance. The deferred tax asset and valuation allowance were recognized in income from discontinued operations in 2010 in connection with the recognition of a $1.2 billion loss due to writedowns and related costs following the Company’s commitment to a plan to dispose of Revel Entertainment Group, LLC (“Revel”). The Company recorded the valuation allowance because the Company did not believe it was more likely than not that it would have sufficient future net capital gain to realize the benefit of the expected capital loss to be recognized upon the disposal of Revel. During the quarter ended March 31, 2011, the disposal of Revel was restructured as a tax-free like kind exchange and the disposal was completed. The restructured transaction changed the character of the future taxable loss to ordinary. The Company reversed the valuation allowance because the Company believes it is more likely than not that it will have sufficient future ordinary taxable income to recognize the recorded deferred tax asset. In accordance with the applicable accounting literature, this reversal of a previously established valuation allowance due to a change in circumstances was recognized in income from continuing operations.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information for the Company’s segments is presented below:

Three Months Ended June 30, 2012	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$3,777	$2,914	$465	$(42)	$7,114
Net interest	(543)	391	(9)	—	(161)

Net revenues(1)	$3,234	$3,305	$456	$(42)	$6,953

Income (loss) from continuing operations before income taxes	$508	$393	$43	$(4)	$940
Provision for income taxes	72	148	6	—	226

Income (loss) from continuing operations	436	245	37	(4)	714

Discontinued operations(2):
Gain (loss) from discontinued operations	(46)	91	—	4	49
Provision for (benefit from) income taxes	(17)	30	—	—	13

Net gain (loss) on discontinued operations	(29)	61	—	4	36

Net income	407	306	37	—	750
Net income applicable to noncontrolling interests	55	81	23	—	159

Net income applicable to Morgan Stanley	$352	$225	$14	$—	$591

Three Months Ended June 30, 2011	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$5,563	$3,094	$646	$(28)	$9,275
Net interest	(404)	346	(10)	—	(68)

Net revenues(1)	$5,159	$3,440	$636	$(28)	$9,207

Income from continuing operations before income taxes	$1,485	$317	$168	$—	$1,970
Provision for income taxes	347	137	54	—	538

Income from continuing operations	1,138	180	114	—	1,432

Discontinued operations(2):
Gain (loss) from discontinued operations	(30)	6	1	1	(22)
Provision for income taxes	—	2	1	1	4

Net gain (loss) on discontinued operations	(30)	4	—	—	(26)

Net income	1,108	184	114	—	1,406
Net income applicable to noncontrolling interests	117	4	92	—	213

Net income applicable to Morgan Stanley	$991	$180	$22	$—	$1,193

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2012	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$7,261	$5,918	$1,006	$(77)	$14,108
Net interest	(1,004)	801	(17)	—	(220)

Net revenues(1)	$6,257	$6,719	$989	$(77)	$13,888

Income (loss) from continuing operations before income taxes	$196	$780	$171	$(4)	$1,143
Provision for (benefit from) income taxes	(33)	269	44	—	280

Income (loss) from continuing operations	229	511	127	(4)	863

Discontinued operations(2):
Gain (loss) from discontinued operations	(22)	93	1	4	76
Provision for income taxes	24	31	—	—	55

Net gain (loss) on discontinued operations	(46)	62	1	4	21

Net income	183	573	128	—	884
Net income applicable to noncontrolling interests	144	155	88	—	387

Net income applicable to Morgan Stanley	$39	$418	$40	$—	$497

Six Months Ended June 30, 2011	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$9,458	$6,157	$1,276	$(48)	$16,843
Net interest	(731)	687	(18)	—	(62)

Net revenues(1)	$8,727	$6,844	$1,258	$(48)	$16,781

Income from continuing operations before income taxes	$1,917	$661	$293	$—	$2,871
Provision for (benefit from) income taxes	(16)	226	84	—	294

Income from continuing operations	1,933	435	209	—	2,577

Discontinued operations(2):
Gain (loss) from discontinued operations	(68)	9	8	—	(51)
Provision for (benefit from) income taxes	(15)	3	2	—	(10)

Net gain (loss) on discontinued operations	(53)	6	6	—	(41)

Net income	1,880	441	215	—	2,536
Net income applicable to noncontrolling interests	178	78	119	—	375

Net income applicable to Morgan Stanley	$1,702	$363	$96	$—	$2,161

(1)	In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account fund performance to date versus the performance benchmark stated in the investment management agreement. The amount of performance-based fee revenue at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $188 million at June 30, 2012 and approximately $179 million at December 31, 2011 (see Note 2 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K).
(2)	See Notes 1 and 20 for discussion of discontinued operations.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Interest	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Three Months Ended June 30 2012
Interest income	$931	$489	$2	$(99)	$1,323
Interest expense	1,474	98	11	(99)	1,484

Net interest	$(543)	$391	$(9)	$—	$(161)

Three Months Ended June 30 2011
Interest income	$1,579	$464	$3	$(85)	$1,961
Interest expense	1,983	118	13	(85)	2,029

Net interest	$(404)	$346	$(10)	$—	$(68)

Six Months Ended June 30 2012
Interest income	$2,076	$979	$5	$(195)	$2,865
Interest expense	3,080	178	22	(195)	3,085

Net interest	$(1,004)	$801	$(17)	$—	$(220)

Six Months Ended June 30 2011
Interest income	$3,065	$917	$7	$(169)	$3,820
Interest expense	3,796	230	25	(169)	3,882

Net interest	$(731)	$687	$(18)	$—	$(62)

Total Assets(1)	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
At June 30, 2012	$634,905	$106,611	$7,001	$748,517

At December 31, 2011	$641,456	$101,427	$7,015	$749,898

(1)	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted through European and Asian locations. The net revenues disclosed in the following table reflect the regional view of the Company’s consolidated net revenues on a managed basis, based on the following methodology:

•	Institutional Securities: advisory and equity underwriting—client location, debt underwriting—revenue recording location, sales and trading—trading desk location.

•	Global Wealth Management Group: global representative coverage location.

•	Asset Management: client location, except for Merchant Banking and Real Estate Investing businesses, which are based on asset location.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
Net Revenues	2012	2011	2012	2011
	(dollars in millions)
Americas	$5,114	$6,599	$9,904	$12,065
Europe, Middle East, and Africa	978	1,527	2,132	3,194
Asia	861	1,081	1,852	1,522

Net revenues	$6,953	$9,207	$13,888	$16,781

19.	Equity Method Investments.

The Company has investments accounted for under the equity method of accounting (see Note 1) of $4,428 million and $4,524 million at June 30, 2012 and December 31, 2011, respectively, included in Other investments in the condensed consolidated statements of financial condition. Income (losses) from these investments for the quarter and six months ended June 30, 2012 were $12 million and $(20) million, respectively, and are included in Other revenues in the condensed consolidated statements of income. Losses from these investments for the quarter and six months ended June 30, 2011 were $65 million and $725 million, respectively, and are included in Other revenues in the condensed consolidated statements of income. The losses for 2011 included the loss related to the Company’s 40% stake in MUMSS, as described below. See Note 24 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K for further information.

Huaxin Securities Joint Venture.

In June 2011, the Company and Huaxin Securities Co., Ltd. (“Huaxin Securities”) (also known as China Fortune Securities Co., Ltd.) jointly announced the operational commencement of their securities joint venture in China. During the quarter ended June 30, 2011, the Company recorded initial costs of $130 million related to the formation of this joint venture in Other expenses in the condensed consolidated statements of income. The joint venture, Morgan Stanley Huaxin Securities Company Limited, is registered and principally located in Shanghai. Huaxin Securities holds a two-thirds interest in the joint venture while the Company owns a one-third interest. The establishment of the joint venture allows the Company to further build on its established onshore businesses in China. The joint venture’s business includes underwriting and sponsorship of shares in the domestic China market (including A shares and foreign investment shares), as well as underwriting, sponsorship and principal trading of bonds (including government and corporate bonds).

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS, while the Company holds a 51% voting interest and MUFG holds a 49% voting interest in MSMS. The Company continues to consolidate MSMS in its condensed consolidated financial statements and, commencing on May 1, 2010, accounted for its interest in MUMSS as an equity method investment within the Institutional Securities business segment. During the quarter ended June 30, 2012 and 2011, the Company recorded income (loss) of $54 million and $(17) million, respectively, and income (loss) of $81 million and $(672) million for the six months ended June 30, 2012 and 2011, respectively, within Other revenues in the condensed consolidated statements of income, arising from the Company’s 40% stake in MUMSS.

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

To the extent that losses incurred by MUMSS result in a requirement to restore its capital, MUFG is solely responsible for providing this additional capital to a minimum level and the Company is not obligated to contribute additional capital to MUMSS. Because of losses incurred by MUMSS, MUFG contributed approximately $370 million of capital to MUMSS on April 22, 2011. The MUFG capital injection improved the capital base and restored the capital adequacy ratio of MUMSS. As a result of this capital injection, during the quarter ended June 30, 2011, the Company recorded an increase of approximately $148 million in the carrying amount of the equity method investment in MUMSS, reflecting the Company’s 40% share of the increase in the net asset value of MUMSS, and an increase in the Company’s Paid-in capital of approximately $86 million (after-tax).
FrontPoint.

On March 1, 2011, the Company and the principals of FrontPoint Partners LLC (“FrontPoint”) completed a transaction whereby FrontPoint senior management and portfolio managers own a majority equity stake in FrontPoint, and the Company retained a minority stake. FrontPoint has replaced the Company’s affiliates as the investment advisor and general partner of the FrontPoint funds. The investment in FrontPoint is recorded within the Asset Management business segment. Prior to March 1, 2011, the Company consolidated FrontPoint. The Company recorded a loss of approximately $20 million related to the writedown of the minority stake investment in FrontPoint for the quarter ended June 30, 2011. The loss was included in Other revenues in the condensed consolidated statement of income.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Discontinued Operations.

See Note 1 for a discussion of the Company’s discontinued operations.

The table below provides information regarding amounts included in discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in millions)
Net revenues(1):
Saxon	$1	$30	$77	$54
Quilter	132	36	163	69
Other(2)	(6)	14	(8)	24

	$127	$80	$232	$147

Pre-tax gain (loss) on discontinued operations(1):
Revel	$—	$—	$—	$(10)
Saxon(3)	(40)	(29)	(15)	(63)
Quilter(4)	95	6	97	9
Other(2)	(6)	1	(6)	13

	$49	$(22)	$76	$(51)

(1)	Amounts included eliminations of intersegment activity.
(2)	Amounts included in Other for the quarter and six months ended June 30, 2011 are related to the Company’s retail asset management business, CityMortgage Bank and other.
(3)	Amount for the six months ended June 30, 2012 included a pre-tax gain of approximately $51 million, primarily resulting from the subsequent increase in fair value of Saxon, which had incurred impairment losses of $98 million in the quarter ended December 31, 2011, as well as approximately $20 million and $25 million of severance costs incurred in the quarter and six months ended June 30, 2012, respectively, in connection with the disposition of Saxon.
(4)	Amount for the quarter and six months ended June 30, 2012 included a pre-tax gain of approximately $108 million in connection with the sale of Quilter.

21.	Subsequent Events.

Common Dividend.

On July 19, 2012, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05. The dividend is payable on August 15, 2012 to common shareholders of record on July 31, 2012.

Long-Term Borrowings.

Subsequent to June 30, 2012 and through July 31, 2012, the Company’s long-term borrowings (net of issuances) decreased by approximately $0.8 billion.

MSSB.

On June 1, 2012, the Company gave notice to Citi that it was exercising its right to purchase an additional 14% interest of MSSB. This notice initiated a process that could take up to 90 days to determine the purchase price. On July 16, 2012, the Company and Citi exchanged respective valuations for MSSB and a third party appraiser was subsequently selected to independently determine the estimated fair market value since the two firms’ valuations differ by more than 10%. The third party appraisal process is to be concluded at the end of August and the Company’s purchase of the 14% interest is expected to close in September 2012, subject to regulatory approvals.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of June 30, 2012, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows and changes in total equity for the six-month periods ended June 30, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the management of the Company.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2011, and the consolidated statements of income, comprehensive income, cash flows and changes in total equity for the year then ended (not presented herein) included in the Company’s Annual Report on Form 10-K; and in our report dated February 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP
New York, New York August 6, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction.

Morgan Stanley, a financial holding company, is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Global Wealth Management Group and Asset Management. The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley” and the “Company” mean Morgan Stanley and its consolidated subsidiaries and the term “Parent” means the parent company, Morgan Stanley.

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

Executive Summary.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues:
Institutional Securities	$3,234	$5,159	$6,257	$8,727
Global Wealth Management Group	3,305	3,440	6,719	6,844
Asset Management	456	636	989	1,258
Intersegment Eliminations	(42)	(28)	(77)	(48)

Consolidated net revenues	$6,953	$9,207	$13,888	$16,781

Net income	$750	$1,406	$884	$2,536
Net income applicable to noncontrolling interests	159	213	387	375

Net income applicable to Morgan Stanley	$591	$1,193	$497	$2,161

Income from continuing operations applicable to Morgan Stanley:
Institutional Securities	$381	$1,021	$85	$1,755
Global Wealth Management Group	172	178	365	360
Asset Management	14	22	39	90
Intersegment Eliminations	(4)	—	(4)	—
Income from continuing operations applicable to Morgan Stanley	$563	$1,221	$485	$2,205
Amounts applicable to Morgan Stanley:

Income from continuing operations applicable to Morgan Stanley	$563	$1,221	$485	$2,205

Net gain (loss) from discontinued operations applicable to Morgan Stanley(1)	28	(28)	12	(44)

Net income applicable to Morgan Stanley	$591	$1,193	$497	$2,161

Earnings (loss) applicable to Morgan Stanley common shareholders	564	(558)	446	188

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$0.28	$(0.36)	$0.23	$0.16
Net gain (loss) from discontinued operations(1)	0.02	(0.02)	0.01	(0.03)

Earnings (loss) per basic common share(2)	$0.30	$(0.38)	$0.24	$0.13

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$0.28	$(0.36)	$0.23	$0.16
Net gain (loss) from discontinued operations(1)	0.01	(0.02)	—	(0.03)

Earnings (loss) per diluted common share(2)	$0.29	$(0.38)	$0.23	$0.13

Regional net revenues(3):
Americas	$5,114	$6,599	$9,904	$12,065
Europe, Middle East and Africa	978	1,527	2,132	3,194
Asia	861	1,081	1,852	1,522

Net revenues	$6,953	$9,207	$13,888	$16,781

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Average common equity (dollars in billions)(4):
Institutional Securities	$29.4	$33.9	$29.5	$33.5
Global Wealth Management Group	13.3	13.4	13.3	13.2
Asset Management	2.5	2.7	2.5	2.7
Parent capital	16.2	(0.4)	15.7	(0.5)

Total from continuing operations	61.4	49.6	61.0	48.9

Discontinued operations	—	—	—	—

Consolidated average common equity	$61.4	$49.6	$61.0	$48.9

Return on average common equity(4)(5):
Institutional Securities	5%	N/M	N/M	N/M
Global Wealth Management Group	5%	N/M	5%	2%
Asset Management	2%	N/M	3%	N/M
Consolidated	4%	N/M	1%	1%
Book value per common share(6)	$31.02	$30.17	$31.02	$30.17
Tangible common equity(7)	$54,765	$51,339	$54,765	$51,339
Tangible book value per common share(8)	$27.70	$26.61	$27.70	$26.61
Effective income tax rate from continuing operations(9)	24.0%	27.3%	24.5%	10.2%
Worldwide employees	58,627	62,577	58,627	62,577
Global liquidity reserve at June 30, 2012 and 2011 (dollars in billions)(10)	$173	$182	$173	$182
Average global liquidity reserve (dollars in billions)(10):
Parent company liquidity	$69	$76	$70	$76
Bank and other subsidiaries liquidity	107	96	107	96

Total global liquidity reserve	$176	$172	$177	$172

Long-term debt outstanding	$167,828	$196,106	$167,828	$196,106
Maturities of long-term debt outstanding at June 30, 2012 and
2011 (next 12 months)	$25,356	$35,848	$25,356	$35,848
Capital ratios at June 30, 2012 and 2011(11):
Total capital ratio	18.4%	15.8%	18.4%	15.8%
Tier 1 common capital ratio	13.6%	11.4%	13.6%	11.4%
Tier 1 capital ratio	17.2%	14.5%	17.2%	14.5%
Tier 1 leverage ratio	7.1%	6.0%	7.1%	6.0%
Consolidated assets under management or supervision
(dollars in billions)(12):
Asset Management(13)	$311	$296	$311	$296
Global Wealth Management Group	521	503	521	503

Total	$832	$799	$832	$799

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Institutional Securities:
Pre-tax profit margin(14)	16%	29%	3%	22%
Global Wealth Management Group:
Global representatives	16,934	17,987	16,934	17,987
Annualized revenues per global representative (dollars in thousands)(15)	$775	$762	$775	$762
Assets by client segment (dollars in billions):
$10 million or more	$560	$538	$560	$538
$1 million to $10 million	704	729	704	729

Subtotal $1 million or more	1,264	1,267	1,264	1,267

$100,000 to $1 million	399	392	399	392
Less than $100,000	44	38	44	38

Total client assets	$1,707	$1,697	$1,707	$1,697

Fee-based client assets as a percentage of total client assets	31%	29%	31%	29%
Client assets per global representative(16)	$101	$94	$101	$94
Global fee-based client asset flows (dollars in billions)	$4.1	$9.5	$12.8	$27.0
Bank deposits (dollars in billions)(17)	$112	$110	$112	$110
Global retail locations	740	792	740	792
Pre-tax profit margin(14)	12%	9%	12%	10%
Asset Management:
Assets under management or supervision (dollars in billions)(13)	$311	$296	$311	$296
Pre-tax profit margin(14)	9%	26%	17%	23%
Selective Management Financial Measures - Non-GAAP(18):
Net Revenues, excluding DVA(19)—Non-GAAP	$6,603	$8,963	$15,516	$16,726
Income from continuing operations applicable to Morgan Stanley, excluding DVA(19)—Non-GAAP	$338	$1,072	$1,714	$2,172
Income per diluted common share from continuing operations, excluding DVA(19)—Non-GAAP	$0.16	$(0.46)	$0.87	$0.13

N/M—Not Meaningful.

(1)	See Notes 1 and 20 to the condensed consolidated financial statements for information on discontinued operations.
(2)	For the calculation of basic and diluted earnings per share (“EPS”), see Note 14 to the condensed consolidated financial statements.
(3)	Regional net revenues include the impact of the fluctuation in the Company’s credit spreads and other credit factors (“Debt-Related Credit Spreads”) on certain of the Company’s long-term and short-term borrowings, primarily structured notes, that are accounted for at fair value (“Borrowings”).
(4)	The Company and segment Required Capital is met by Tier 1 common capital. Prior to the quarter ended March 31, 2012, the Company’s Required Capital was met by regulatory Tier 1 capital or Tier 1 common equity. Segment capital for prior periods has been recast under the Company’s Required Capital framework (“Required Capital Framework”), an internal capital adequacy measure (see “Liquidity and Capital Resources—Required Capital” herein). The Required Capital Framework will evolve over time to respond to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques (see “Liquidity and Capital Resources—Regulatory Requirements” herein for further information on risk-based capital, leverage and liquidity standards, known as “Basel III,” which were proposed by the Basel Committee on Banking Supervision (the “Basel Committee”) in December 2009).
(5)	The calculation of return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. The return on average common equity is a non-Generally Accepted Accounting Principle (“GAAP”) financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance. The computation of average common equity for each business segment is determined using the Company’s Required Capital Framework. The effective tax rates used in the computation of business segment return on average common equity were determined on a separate entity basis.

(6)	Book value per common share equals common shareholders’ equity of $61,333 million at June 30, 2012 and $58,199 million at June 30, 2011 divided by common shares outstanding of 1,977 million at June 30, 2012 and 1,929 million at June 30, 2011.
(7)	Tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. For a discussion of tangible common equity, see “Liquidity and Capital Resources—The Balance Sheet” herein.
(8)	Tangible book value per common share is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. Tangible book value per common share equals tangible common equity divided by period-end common shares outstanding.
(9)	For a discussion of the effective income tax rate, see “Executive Summary—Overview of the Quarter and Six Months Ended June 30, 2012 Financial Results” herein.
(10)	For a discussion of Global Liquidity Reserve and average liquidity, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” herein.
(11)	On December 30, 2011, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) formalized regulatory definitions for Tier 1 common capital and Tier 1 common capital ratio. The Company’s Tier 1 common ratio at June 30, 2011 was recast to conform to this definition. The Company’s Total capital ratio, Tier 1 common capital ratio and Tier 1 capital ratio at June 30, 2011 have also been adjusted based on revised guidance from the Federal Reserve about the Company’s capital treatment for over-the-counter (“OTC”) derivative collateral. For a discussion of Total capital ratio, Tier 1 common capital ratio, Tier 1 capital ratio and Tier 1 leverage ratio, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
(12)	Revenues and expenses associated with these assets are included in the Company’s Global Wealth Management Group and Asset Management business segments.
(13)	Amounts exclude the Asset Management business segment’s proportionate share of assets managed by entities in which it owns a minority stake.
(14)	Pre-tax profit margin is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess operating performance. Percentages represent income from continuing operations before income taxes as a percentage of net revenues.
(15)	Annualized net revenues per global representative for the quarters and six months ended June 30, 2012 and 2011 equals Global Wealth Management Group’s net revenues divided by the quarterly weighted average global representative headcount for the quarters and six months ended June 30, 2012 and 2011, respectively.
(16)	Client assets per global representative equal total period-end client assets divided by period-end global representative headcount.
(17)	Approximately $58 billion and $56 billion of the bank deposit balances at June 30, 2012 and 2011, respectively, are held at Company-affiliated depositories with the remainder held at Citigroup, Inc. (“Citi”) affiliated depositories. These deposit balances are held at certain of the Company’s Federal Deposit Insurance Corporation (the “FDIC”) insured depository institutions for the benefit of the Company’s clients through their accounts. For additional information regarding the Company’s deposits, see “Liquidity and Capital Resources—Funding Management—Deposits” herein.

(18)	From time to time, the Company may disclose certain “non-GAAP financial measures” in the course of its earnings releases, earnings conference calls, financial presentations and otherwise. For these purposes, “GAAP” refers to generally accepted accounting principles in the United States. The Securities and Exchange Commission (“SEC”) defines a “non-GAAP financial measure” as a numerical measure of historical or future financial performance, financial positions, or cash flows that excludes or includes amounts or is subject to adjustments that effectively exclude, or include, amounts from the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures disclosed by the Company are provided as additional information to investors in order to provide them with further transparency about, or an alternative method for assessing, our financial condition and operating results. These measures are not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever the Company refers to a non-GAAP financial measure, the Company will also generally present the most directly comparable financial measure calculated and presented in accordance with GAAP, along with a reconciliation of the differences between the non-GAAP financial measure and the GAAP financial measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation of Selective Management Financial Measures from a Non-GAAP to a GAAP Basis (dollars in millions, except per share amounts):
Net Revenues
Net Revenues—Non-GAAP	$6,603	$8,963	$15,516	$16,726
Impact of Debt-Related Credit Spreads on Borrowings (DVA)	350	244	(1,628)	55

Net Revenues—GAAP	$6,953	$9,207	$13,888	$16,781

Income from continuing operations applicable to Morgan Stanley
Income applicable to Morgan Stanley—Non-GAAP	$338	$1,072	$1,714	$2,172
Impact of Debt-Related Credit Spreads on Borrowings (DVA)	225	149	(1,229)	33

Income applicable to Morgan Stanley—GAAP	$563	$1,221	$485	$2,205

Earnings (loss) per diluted common share
Income (loss) per diluted common share from continuing operations—Non-GAAP	$0.16	$(0.46)	$0.87	$0.13
Impact of Debt-Related Credit Spreads on Borrowings (DVA)	0.12	0.10	(0.64)	0.03

Income (loss) per diluted common share from continuing operations—GAAP	$0.28	$(0.36)	$0.23	$0.16

Average diluted shares—Non-GAAP (in millions)	1,912	1,464	1,907	1,477
Impact of Debt-Related Credit Spreads on Borrowings (DVA)(in millions)	—	—	—	—

Average diluted shares—GAAP (in millions)	1,912	1,464	1,907	1,477

(19)	Represents the change in the fair value of certain of Morgan Stanley’s long-term and short-term borrowings resulting from fluctuations in its credit spreads and other credit factors (commonly referred to as “DVA”).

Global Market and Economic Conditions.

During the six months ended June 30, 2012, global market and economic conditions improved modestly in the first quarter but were negatively impacted in the second quarter by renewed concerns about the deepening European sovereign debt crisis, lack of robust economic recovery in the U.S., and slowing economic growth in emerging markets.

In the U.S., major equity market indices ended the first six months of 2012 higher compared with the beginning of the year. However, the volatile second quarter of 2012 left these major equity market indices lower from the beginning of the quarter primarily due to worsened investor confidence in the global economic recovery. U.S. economic activity continued to expand moderately in the first six months of 2012, although the pace slowed in the second quarter. The unemployment rate decreased to 8.2% at June 30, 2012 from 8.5% at December 31, 2011 while the improvements in labor market conditions slowed in the second quarter of 2012. Certain sectors of the residential real estate market and investments in commercial real estate projects remained challenged in the first six months of 2012. Consumer spending and business investments continued to improve during the first six months of 2012. Oil prices rose during the first quarter driven by concerns about crude oil supplies, but dropped during the second quarter due to concerns about the global economy. Overall consumer price inflation was relatively subdued during the first six months of 2012. The Federal Open Market Committee (“FOMC”) of the Federal Reserve kept key interest rates at historically low levels, and at June 30, 2012, the federal funds target rate was between zero and 0.25%, and the discount rate was 0.75%. The FOMC announced during the first six months of 2012 that key interest rates will likely remain at historically low levels at least through late 2014. In an effort to lower long-term interest rates and to support economic growth, in June 2012 the FOMC announced that it will purchase an additional $267 billion of U.S. Treasury securities with maturities between six and 30 years and sell an equal amount of U.S. Treasury securities with maturities of three years or less.

In Europe, real gross domestic product growth stabilized in the first quarter of 2012 but weakened in the second quarter of 2012. At June 30, 2012, major equity market indices in Europe were either higher or flat compared with the beginning of the year. However, for the second quarter of 2012, these indices were lower compared with the beginning of the quarter as investors’ concerns about the sovereign debt crisis, especially in Greece, Ireland, Italy, Portugal and Spain (the “European Peripherals”) and the sovereign debt exposures in the European banking system heightened. The euro-area unemployment rate increased to 11.2% at June 30, 2012 from 10.6% at December 31, 2011. In early July 2012, the European Central Bank (“ECB”) lowered the benchmark interest rate from 1.00% to 0.75% in order to stimulate economic activity in Europe. The Bank of England’s (“BOE”) benchmark interest rate was 0.5% and was unchanged from December 31, 2011. To inject further monetary stimulus into the economy in the United Kingdom (“U.K.”), the BOE increased the size of its quantitative easing program in the first quarter of 2012 and again in early July 2012. During the first six months of 2012, funding conditions for euro-area banks eased as the ECB conducted its second three-year refinancing operation and widened the pool of eligible collateral for refinancing operations. European Union leaders agreed on a new bailout and debt-restructuring agreement designed to reduce Greece’s debt in February 2012 and reached another agreement to ease the recapitalization of struggling European banks in late June 2012. In the first six months of 2012, several major rating agencies downgraded the credit ratings for some euro-zone countries and some European Union member countries such as Italy, the U.K. and Spain entered into a technical recession (two consecutive quarters of negative gross domestic product).

In Asia, major stock markets closed out the second quarter lower compared with the beginning of the quarter, but they were higher for the first six months of 2012 compared with the beginning of the year. Japan’s economic activity started picking up moderately in the first six months of 2012. To further stimulate its economy, during the first six months of 2012, the Bank of Japan increased the size of its quantitative easing program twice. Japan’s benchmark interest rate remained within a range of zero to 0.1% during the first six months of 2012. China’s economic growth decelerated in the first six months of 2012 as import and export growth slowed after domestic tightening measures and global economic turmoil impacted consumption. To stimulate the Chinese economy, the People’s Bank of China (the “PBC”) cut its bank reserve requirement by 0.5% twice in the first six months of 2012. In addition, the PBC lowered its one-year benchmark lending rate by 0.25% to 6.31% and 0.31% to 6.00% in June and July of 2012, respectively.

Overview of the Quarter and Six Months Ended June 30, 2012 Financial Results.

Consolidated Results.    The Company recorded net income applicable to Morgan Stanley of $591 million on net revenues of $6,953 million during the quarter ended June 30, 2012 (“current quarter”), compared with net income applicable to Morgan Stanley of $1,193 million on net revenues of $9,207 million in the quarter ended June 30, 2011 (“prior year quarter”).

Net revenues in the current quarter included positive revenue of $350 million, or $0.12 per diluted share from continuing operations, due to the impact of the widening of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, compared with positive revenues of $244 million in the prior year quarter. Non-interest expenses decreased 17% to $6,013 million in the current quarter compared to the prior year quarter. Compensation expenses decreased 21% to $3,633 million in the current quarter compared to the prior year quarter. Non-compensation expenses decreased 9% to $2,380 million in the current quarter.

Diluted EPS and diluted EPS from continuing operations were $0.29 and $0.28, respectively, in the current quarter compared with $(0.38) and $(0.36), respectively, in the prior year quarter. The EPS calculation for the prior year quarter included a negative adjustment of approximately $1.7 billion, or $1.02 per diluted share, related to the conversion of the Company’s Series B Preferred Stock owned by MUFG into common stock.

Excluding the impact of the Company’s Debt-Related Credit Spreads on Borrowings, in the current quarter, net revenues were $6,603 million and diluted EPS from continuing operations was $0.16 per share, compared to $8,963 million and $(0.46) per share, respectively, in the prior year quarter.

For the six months ended June 30, 2012, the Company recorded net income applicable to Morgan Stanley of $497 million on net revenues of $13,888 million, compared with net income applicable to Morgan Stanley of $2,161 million on net revenues of $16,781 million in the six months ended June 30, 2011. Non-interest expenses decreased 8% to $12,745 million from the prior year period. Diluted EPS and diluted EPS from continuing operations were both $0.23, in the six months ended June 30, 2012, compared with $0.13 and $0.16, respectively, in the prior year period.

The Company’s effective tax rate from continuing operations was 24.0% and 27.3% for the quarters ended June 30, 2012 and June 30, 2011, respectively. The Company’s effective tax rate from continuing operations was 24.5% and 10.2% for the six months ended June 30, 2012 and June 30, 2011, respectively. The results for the six months ended June 30, 2011 included a net tax benefit of $447 million, or $0.30 per diluted share, from the remeasurement of a deferred tax asset and the reversal of a related valuation allowance. Excluding this discrete tax benefit the annual effective tax rate for the six months ended June 30, 2011 would have been 25.8%. The decrease in the effective tax rate is primarily reflective of the geographic mix of earnings. For further discussion of the prior year discrete tax benefit, see “Executive Summary—Significant Items—Income Tax Benefit” herein.

During the quarter ended June 30, 2012, the Company completed the sale of Quilter & Co. Ltd. (“Quilter”), its retail wealth management business in the U.K., resulting in a pre-tax gain of $108 million. In addition, the first phase of the asset sale of Saxon closed on April 2, 2012. The results of Quilter (reported in the Global Wealth Management Group business segment) and Saxon (reported in the Institutional Securities business segment) are presented as discontinued operations for all periods presented. Discontinued operations were a gain (loss) of $36 million and $(26) million, respectively, for the quarters ended June 30, 2012 and 2011 and a gain (loss) of $21 million and $(41) million, respectively, in the six months ended June 30, 2012 and 2011.

Institutional Securities.    Income from continuing operations before taxes was $508 million in the current quarter, compared with $1,485 million in the prior year quarter. Net revenues for the current quarter were $3,234 million compared with $5,159 million in the prior year quarter. The results in the current quarter included positive revenue of $350 million due to the impact of the widening of the Company’s Debt-Related Credit Spreads on Borrowings that were accounted for at fair value compared with positive revenue of $244 million in the prior year quarter. Investment banking revenues for the current quarter decreased 40% to $884 million from the prior year quarter, reflecting lower revenues across all banking categories. The following sales and trading net revenues results exclude the impact of Debt-Related Credit Spreads on Borrowings that are accounted for at fair value. The presentation of net revenues excluding the impact of Debt-Related Credit Spreads on Borrowings that are accounted for at fair value is a non-GAAP financial measure that the Company considers useful for the Company and investors to allow further comparability of period to period operating performance. See “Business Segments—Institutional Securities—Sales and Trading Net Revenues” for more information. Excluding the impact of Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, fixed income and commodities sales and trading net revenues were $770 million in the current quarter, a decrease of 60% from the prior year quarter, reflecting reduced levels of client activity across geographies and most products. The results in the prior year quarter were positively impacted by gains of $471 million from Monoline Insurers (“Monolines”) (see “Executive Summary—Significant Items—Monoline Insurers” herein for further information). Equity sales and trading net revenues, excluding the impact of Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, of $1,144 million decreased 36% from the prior year quarter, reflecting lower revenues in the derivatives and cash businesses. Other sales and trading net losses in the current quarter were $11 million compared with net losses of $507 million in the prior year quarter. Results in both quarters primarily consisted of certain activities associated with the Company’s lending activities, gains (losses) on economic hedges related to the Company’s long-term debt and costs related to the amount of liquidity held (“negative carry”). Also included in other sales and trading net revenues is a net impact of $76 million in the quarter ended June 30, 2012 representing an out of period gain of $300 million on the incorrect application of hedge accounting on certain derivative contracts previously designated as net investment hedges of certain foreign, non-U.S. dollar denominated subsidiaries, partially offset by a loss of $224 million resulting from fair value changes within the quarter of the related derivative positions not qualifying for net investment hedge accounting (see Note 10 to the condensed consolidated financial statements). Other revenues in the current quarter were $51 million compared with $92 million in the prior year quarter. Results for the current quarter included income of $54 million arising from the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein), compared with a pre-tax loss of $17 million in the prior year quarter. Non-interest expenses decreased 26% to $2,726 million in the current quarter. Compensation expense in the current quarter was $1,425 million compared with $2,210 million in the prior year quarter. The current quarter reflects an adjustment of approximately $160 million to reduce previously accrued discretionary above base compensation due to an updated 2012 financial outlook. Non-compensation expenses were $1,301 million compared with $1,464 million in the prior year quarter.

Global Wealth Management Group.    Income from continuing operations before taxes was $393 million in the current quarter compared with $317 million in the prior year quarter. Net revenues were $3,305 million in the current quarter compared with $3,440 million in the prior year quarter. Transactional revenues, consisting of Commissions and fees, Principal transactions—Trading and Investment banking declined 18% from the prior year quarter. Principal transactions—Trading revenues decreased 23% to $222 million in the current quarter, primarily due to losses related to investments associated with certain employee deferred compensation plans, lower revenues from corporate equity securities, derivatives, government securities, unit trusts and structured notes, partially offset by higher revenue from corporate fixed income securities. Commissions and fees revenues decreased 22% to $531 million in the current quarter, primarily due to lower client activity. Asset management, distribution and administration fees increased 6% in the current quarter, primarily due to higher fee-based revenues and higher revenues from the bank deposit program on balances held at Citi’s depositories. Net interest increased 13% to $391 million in the current quarter from the prior year quarter, primarily resulting from higher revenues from the bank deposit program and higher revenues from margin and portfolio loan account interest. Non-interest expenses decreased 7% to $2,912 million in the current quarter from the prior year quarter, reflecting a decrease in compensation and non-compensation expenses. Total client asset balances were $1,707 billion at June 30, 2012 and client assets in fee-based accounts were $526 billion, or 31% of total client assets.

Global fee based asset flows for the current quarter were $4.1 billion as compared with $9.5 billion in the prior year quarter.

Asset Management.    Income from continuing operations before taxes was $43 million in the current quarter compared with $168 million in the prior year quarter. Net revenues were $456 million in the current quarter compared with $636 million in the prior year quarter. The decrease in net revenues primarily reflected net investment losses in the Company’s Merchant Banking business and lower net investment gains associated with certain consolidated real estate funds sponsored by the Company. Non-interest expenses decreased 12% to $413 million in the current quarter, reflecting a decrease in compensation expenses. Compensation and benefits expenses decreased 24% to $214 million in the current quarter compared with the prior year quarter primarily related to lower net revenues.

Significant Items.

Corporate Lending.    The Company recorded the following amounts primarily associated with loans and lending commitments within the Institutional Securities business segment (see “Business Segments—Institutional Securities” herein):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in millions)
Other sales and trading:
Gains (losses) on loans and lending commitments	$35	$(173)	$818	$34
Gains (losses) on hedges	91	(79)	(546)	(213)

Total Other sales and trading revenue	$126	$(252)	$272	$(179)

Other revenue:
Provision for loan losses(1)	$(44)	$(5)	$(52)	$(5)
Losses on loans held for sale	(13)	—	(19)	—

Total Other revenue	$(57)	$(5)	$(71)	$(5)

Total	$69	$(257)	$201	$(184)

(1)	For the quarter and six months ended June 30, 2012, the increase was primarily driven by qualitative and environmental factors in the Company’s held for investment portfolio.

Rating Agency Downgrade.    As a result of one rating agency downgrade of the Company’s long-term and short-term debt ratings on June 21, 2012, the amount of additional collateral requirements or other payments that could be called by counterparties, exchanges or clearing organizations under the terms of certain OTC trading agreements and certain other agreements was approximately $6.3 billion, of which $2.9 billion was called and posted at June 30, 2012. Additionally, the Company incurred period specific charges of approximately $225 million representing credit valuation allowances, novations and other contractual adjustments in Principal transactions—Trading in the condensed consolidated statement of income.

Japanese Securities Joint Venture.    During the quarters ended June 30, 2012 and 2011, the Company recorded income (loss) of $54 million and $(17) million, respectively, within Other revenues in the condensed consolidated statements of income, arising from the Company’s 40% stake in MUMSS (see Note 19 to the condensed consolidated financial statements). During the six months ended June 30, 2012 and 2011, the Company recorded income (loss) of $81 million and $(672) million, respectively.

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

MUFG Stock Conversion.    On June 30, 2011, the Company’s outstanding Series B Preferred Stock owned by MUFG with a face value of $7.8 billion (carrying value $8.1 billion) and a 10% dividend was converted into 385,464,097 shares of the Company’s common stock, including approximately 75 million shares resulting from the adjustment to the conversion ratio pursuant to the transaction agreement. As a result of the adjustment to the conversion ratio, the Company incurred a one-time, non-cash negative adjustment of approximately $1.7 billion in its calculation of basic and diluted earnings per share during the quarter and six months ended June 30, 2011.

Monoline Insurers.    The results for the quarter and six months ended June 30, 2011 included gains of $471 million and $153 million, respectively, related to the Company’s counterparty credit exposures to Monolines, principally MBIA Insurance Corporation (“MBIA”).

Huaxin Securities Joint Venture.    In June 2011, the Company and Huaxin Securities Co., Ltd. (“Huaxin Securities”) (also known as China Fortune Securities Co., Ltd.) jointly announced the operational commencement of their securities joint venture in China. In the quarter ended June 30, 2011, the Company recorded initial costs of $130 million related to the formation of this joint venture in Other expenses in the condensed consolidated statement of income.

Business Segments.

Substantially all of the Company’s operating revenues and operating expenses can be directly attributed to its business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective revenues or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the Company’s consolidated results. Intersegment Eliminations also reflect the effect of fees paid by the Institutional Securities business segment to the Global Wealth Management Group business segment related to the bank deposit program. Losses from continuing operations before income taxes recorded in Intersegment Eliminations were $4 million in both the quarter and six months ended June 30, 2012. The Company did not recognize any Intersegment Elimination gains or losses in the quarter and six months ended June 30, 2011.

Net Revenues.

Principal Transactions—Trading.    Principal transactions—Trading revenues include revenues from customers’ purchases and sales of financial instruments in which the Company acts as a market maker and gains and losses on the Company’s related positions. Principal transactions—Trading revenues includes the realized gains and losses from sales of cash instruments and derivative settlements, unrealized gains and losses from ongoing fair value changes of the Company’s positions related to market-making activities, and gains and losses related to investments associated with certain employee deferred compensation plans. In many markets, the realized and unrealized gains and losses from the purchase and sale transactions will include any spreads between bids and offers. Certain fees received on loans carried at fair value and dividends from equity securities are also recorded in this line item since they relate to market-making positions. Commissions received for purchasing and selling listed equity securities and options are recorded separately in the Commissions and fees line item. Other cash and derivative instruments typically do not have fees associated with them and fees for related services would be recorded in Commissions and fees.

The Company often invests directly, as a principal, in investments or other financial instruments to economically hedge its obligations under its deferred compensation plans. Changes in value of such investments made by the Company are recorded in Principal transactions—Trading and Principal transactions—Investments. Expenses associated with the related deferred compensation plans are recorded in Compensation and benefits. Compensation expense is calculated based on the notional value of the award granted, adjusted for upward and downward changes in fair value of the referenced investment and is recognized ratably over the prescribed vesting period for the award. Generally, changes in compensation expense resulting from changes in fair value of the referenced investment will be offset by changes in fair value of investments made by the Company. However, there may be a timing difference between the immediate revenue recognition of gains and losses on the Company’s investments and the deferred recognition of the related compensation expense over the vesting period.

Principal Transactions—Investments.    The Company’s investments generally are held for long-term appreciation and generally are subject to significant sales restrictions. Estimates of the fair value of the investments may involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions. In some cases, such investments are required or are a necessary part of offering other products. The revenues recorded are the result of realized gains and losses from sales and unrealized gains and losses from ongoing fair value changes of the Company’s holdings as well as from investments associated with certain employee deferred compensation plans (as mentioned in the paragraph above). Typically, there are no fee revenues from these investments. The sales restrictions on the investments relate primarily to redemption and withdrawal restrictions on investments in real estate funds, hedge funds, and private equity funds, which include investments made in connection with certain employee deferred compensation plans (see Note 3 to the condensed consolidated financial statements). Restrictions on interests in exchanges and clearinghouses generally include a requirement to hold those interests for the period of time that the Company is clearing trades on that exchange or clearinghouse. Additionally, there are certain principal investments related to assets held by consolidated real estate funds, which are primarily related to holders of noncontrolling interests.

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

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in millions)
Revenues:
Investment banking	$884	$1,473	$1,735	$2,481
Principal transactions:
Trading	2,254	3,208	4,298	5,855
Investments	46	150	(3)	293
Commissions and fees	509	605	1,057	1,274
Asset management, distribution and administration fees	33	35	65	65
Other	51	92	109	(510)

Total non-interest revenues	3,777	5,563	7,261	9,458

Interest income	931	1,579	2,076	3,065
Interest expense	1,474	1,983	3,080	3,796

Net interest	(543)	(404)	(1,004)	(731)

Net revenues	3,234	5,159	6,257	8,727

Compensation and benefits	1,425	2,210	3,533	4,133
Non-compensation expenses	1,301	1,464	2,528	2,677

Total non-interest expenses	2,726	3,674	6,061	6,810

Income from continuing operations before income taxes	508	1,485	196	1,917
Provision for (benefit from) income taxes	72	347	(33)	(16)

Income from continuing operations	436	1,138	229	1,933

Discontinued operations:
Income (loss) from discontinued operations	(46)	(30)	(22)	(68)
Provision for (benefit from) income taxes	(17)	—	24	(15)

Net gains (losses) on discontinued operations	(29)	(30)	(46)	(53)

Net income	407	1,108	183	1,880

Net income applicable to noncontrolling interests	55	117	144	178

Net income applicable to Morgan Stanley	$352	$991	$39	$1,702

Amounts applicable to Morgan Stanley:
Income from continuing operations	$381	$1,021	$85	$1,755
Net gains (losses) from discontinued operations	(29)	(30)	(46)	(53)

Net income applicable to Morgan Stanley	$352	$991	$39	$1,702

Noncontrolling Interests.    Noncontrolling interests primarily relate to Morgan Stanley MUFG Securities, Co., Ltd.

Discontinued Operations.    On October 24, 2011, the Company announced that it had reached an agreement to sell Saxon, a provider of servicing and subservicing of residential mortgage loans, to Ocwen Financial Corporation. During the first quarter of 2012, the transaction, which was restructured as a sale of Saxon’s assets, was substantially completed in the second quarter of 2012. The remaining operations of Saxon are expected to be wound down within the year. The Company expects to incur incremental wind-down costs in future periods. The results of Saxon are reported as discontinued operations within the Institutional Securities business segment for all periods presented.

On February 17, 2011, the Company completed the sale of Revel. The sale price approximated the carrying value of Revel at the time of disposal and, accordingly, the Company did not recognize any pre-tax gain or loss on the sale. The results of Revel are reported as discontinued operations within the Institutional Securities business segment for all periods presented through the date of sale.

For further information, see Notes 1 and 20 to the condensed consolidated financial statements.

Investment Banking.    Investment banking revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in millions)
Advisory revenues	$263	$533	$576	$918
Underwriting revenues:
Equity underwriting revenues	283	419	455	704
Fixed income underwriting revenues	338	521	704	859

Total underwriting revenues	621	940	1,159	1,563

Total investment banking revenues	$884	$1,473	$1,735	$2,481

The following table presents the Company’s volumes of announced and completed mergers and acquisitions, equity and equity-related offerings, and fixed income offerings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012(1)	2011(1)	2012(1)	2011(1)
	(dollars in billions)
Announced mergers and acquisitions(2)	$126	$109	$236	$257
Completed mergers and acquisitions(2)	97	199	172	446
Equity and equity-related offerings(3)	11	16	23	29
Fixed income offerings(4)	53	53	125	118

(1)	Source: Thomson Reuters, data at July 10, 2012. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.
(2)	Amounts include transactions of $100 million or more and announced mergers and acquisitions exclude terminated transactions.
(3)	Amounts include Rule 144A and public common stock offerings, convertible offerings and rights offerings.
(4)	Amounts include non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Amounts also include publicly registered and Rule 144A issues. Amounts exclude leveraged loans and self-led issuances.

Investment banking revenues for the quarter ended June 30, 2012 decreased 40% from the comparable period in 2011, reflecting lower revenues across all banking categories. Overall, underwriting revenues of $621 million decreased 34% from the quarter ended June 30, 2011, reflecting lower market volume. Equity underwriting revenues decreased 32% to $283 million in the quarter ended June 30, 2012. Fixed income underwriting revenues decreased 35% to $338 million in the quarter ended June 30, 2012. Advisory revenues from merger, acquisition and restructuring transactions were $263 million in the quarter ended June 30, 2012, a decrease of 51% from the comparable period of 2011, reflecting lower levels of market activity.

Investment banking revenues for the six months ended June 30, 2012 decreased 30% from the comparable period in 2011, reflecting lower revenues from equity and fixed income underwriting transactions and lower advisory revenues driven by lower levels of market activity.

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

Total sales and trading net revenues decreased to $2,253 million in the quarter ended June 30, 2012 from $3,444 million in the quarter ended June 30, 2011, reflecting lower equity and fixed income and commodities sales and trading net revenues, partially offset by lower losses in other sales and trading net revenues.

Sales and trading net revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(1)	2012	2011(1)
	(dollars in millions)
Principal transactions—Trading	$2,254	$3,208	$4,298	$5,855
Commissions and fees	509	605	1,057	1,274
Asset management, distribution and administration fees	33	35	65	65
Net interest	(543)	(404)	(1,004)	(731)

Total sales and trading net revenues	$2,253	$3,444	$4,416	$6,463

(1)	All prior-period amounts have been reclassified to conform to the current period’s presentation.

Sales and trading net revenues by business were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(1)	2012	2011(1)
	(dollars in millions)
Equity	$1,218	$1,853	$2,670	$3,555
Fixed income and commodities	1,046	2,098	2,043	3,875
Other(2)	(11)	(507)	(297)	(967)

Total sales and trading net revenues	$2,253	$3,444	$4,416	$6,463

(1)	All prior-period amounts have been reclassified to conform to the current period’s presentation.
(2)	Other sales and trading net revenues include net gains (losses) from certain loans and lending commitments and related hedges associated with the Company’s lending activities. Other sales and trading net revenues also include gains (losses) on economic hedges related to the Company’s long-term debt, net losses associated with costs related to the amount of liquidity held (“negative carry”) and revenues related to hedge accounting on certain derivative contracts (see “Sales and Trading Net Revenues—Other” herein).

The following sales and trading net revenues results exclude the impact of Debt-Related Credit Spreads on Borrowings that are accounted for at fair value (see footnote 1 in the following table). The reconciliation of sales and trading, including equity sales and trading and fixed income and commodities sales and trading net revenues from a non-GAAP to a GAAP basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in millions)
Total sales and trading net revenues—non-GAAP(1)	$1,903	$3,200	$6,044	$6,408
Impact of Debt-Related Credit Spreads on Borrowings (DVA)	350	244	(1,628)	55

Total sales and trading net revenues	$2,253	$3,444	$4,416	$6,463

Equity sales and trading net revenues—non-GAAP(1)	$1,144	$1,801	$2,977	$3,533
Impact of Debt-Related Credit Spreads on Borrowings (DVA)	74	52	(307)	22

Equity sales and trading net revenues	$1,218	$1,853	$2,670	$3,555

Fixed income and commodities sales and trading net revenues—non-GAAP(1)	$770	$1,906	$3,364	$3,842
Impact of Debt-Related Credit Spreads on Borrowings (DVA)	276	192	(1,321)	33

Fixed income and commodities sales and trading net revenues	$1,046	$2,098	$2,043	$3,875

(1)	Sales and trading net revenues, including fixed income and commodities and equity sales and trading net revenues that exclude the impact of Debt-Related Credit Spreads on Borrowings that are accounted for at fair value are non-GAAP financial measures that the Company considers useful for the Company and investors to allow further comparability of period to period operating performance.

Equity.    Equity sales and trading net revenues decreased 34% to $1,218 million in the quarter ended June 30, 2012 from the comparable period in 2011. The results in equity sales and trading net revenues also included positive revenue in the quarter ended June 30, 2012 of $74 million due to the impact of the widening of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value compared with positive revenue of approximately $52 million in the quarter ended June 30, 2011. Equity sales and trading net revenues, excluding the impact of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, in the quarter ended June 30, 2012 decreased 36% from the comparable period in 2011, reflecting lower revenues in the derivatives and cash businesses as a result of market uncertainty and lower client volumes.

In the quarter ended June 30, 2012, equity sales and trading net revenues also reflected losses of $3 million related to changes in the fair value of net derivative contracts attributable to the widening of counterparties’ credit default swap spreads and other credit factors compared with losses of $6 million in the quarter ended June 30, 2011. The Company also recorded losses of $69 million in the quarter ended June 30, 2012 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s credit default swap spreads and other credit factors compared with gains of $69 million in the quarter ended June 30, 2011 due to the widening of such spreads and other credit factors. The gains and losses on credit default swap spreads and other credit factors do not reflect any gains or losses on related hedging instruments.

Fixed Income and Commodities.    Fixed income and commodities sales and trading net revenues decreased 50% to $1,046 million in the quarter ended June 30, 2012 from $2,098 million in the quarter ended June 30, 2011. Results in the quarter ended June 30, 2012 included positive revenue of $276 million due to the impact of the widening of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, compared with positive revenue of approximately $192 million in the quarter ended June 30, 2011. Fixed income and commodities sales and trading net revenues, excluding the impact of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, in the quarter ended June 30, 2012 decreased 60% over the comparable period in 2011. Fixed income net revenues, excluding the impact of the Company’s Debt-

Related Credit Spreads on Borrowings that are accounted for at fair value, in the quarter ended June 30, 2012 decreased 48% over the comparable period in 2011, reflecting reduced levels of client activity across geographies and most products. The decrease in the quarter ended June 30, 2012 primarily reflected lower results due to less structured transactions in credit products and lower levels of client activity in securitized products compared to the prior year period. These results were partially offset by higher revenues in interest rate and currency products. Results in the quarter ended June 30, 2011 also included gains of $471 million from Monolines (see “Executive Summary—Significant Items—Monoline Insurers” herein for further information). Commodity net revenues, excluding the impact of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, decreased 38% in the quarter ended June 30, 2012, primarily due to a lack of structured transactions and difficult conditions in North America energy markets leading to lower trading results.

In the quarter ended June 30, 2012, fixed income and commodities sales and trading net revenues reflected net losses of $362 million related to changes in the fair value of net derivative contracts attributable to the widening of counterparties’ credit default swap spreads and other credit factors compared with gains of $129 million in the quarter ended June 30, 2011 due to the tightening of such spreads and other credit factors. See “Executive Summary—Significant Items—Rating Agency Downgrade” for further information. The Company also recorded gains of $197 million in the quarter ended June 30, 2012 related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s credit default swap spreads and other credit factors compared with gains of $138 million in the quarter ended June 30, 2011. The gains and losses on credit default swap spreads and other credit factors do not reflect any gains or losses on related hedging instruments.

Other.    In addition to the equity and fixed income and commodities sales and trading net revenues discussed above, sales and trading revenues included other trading revenues, consisting of certain activities associated with the Company’s lending activities, gains (losses) on economic hedges related to the Company’s long-term debt, negative carry and revenues related to hedge accounting on certain derivative contracts. Other sales and trading net revenues reflected a net loss of $11 million in the quarter ended June 30, 2012 compared with a net loss of $507 million in the quarter ended June 30, 2011. The results in both quarters included losses related to negative carry. The results in the quarter ended June 30, 2012 were partially offset by gains on economic hedges related to the Company’s long-term debt compared with losses in the prior year quarters. Results in the quarter ended June 30, 2012 were also partially offset by net gains of $126 million associated with loans and lending commitments (mark-to-market valuations and realized gains of $35 million and gains on related hedges of $91 million). Results in the prior year quarter included net losses of approximately $252 million associated with the portion of the loan and lending commitment portfolio carried at fair value (mark-to-market valuations and realized losses of approximately $173 million and losses on related hedges of approximately $79 million). Also included in other sales and trading net revenues is a net impact of $76 million in the quarter ended June 30, 2012 representing an out of period gain of $300 million on the incorrect application of hedge accounting on certain derivative contracts previously designated as net investment hedges of certain foreign, non-U.S. dollar denominated subsidiaries, partially offset by a loss of $224 million resulting from fair value changes within the quarter of the related derivative positions not qualifying for net investment hedge accounting (see Note 10 to the condensed consolidated financial statements).

Effective April 1, 2012, the Company began accounting for all new “relationship-driven” and “event-driven” loans and lending commitments as either held for investment or held for sale. This corporate lending portfolio has grown and the Company expects this trend to continue. See “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part I, Item 3, herein.

Net Interest.    Net interest expense increased to $(543) million in the quarter ended June 30, 2012 from $(404) million in the quarter ended June 30, 2011 primarily due to lower revenues in securities purchased under agreements to resell and securities borrowed transactions.

Sales and Trading Net Revenues in the Six Months Ended June 30, 2012.    Total sales and trading revenues decreased 32% in the six months ended June 30, 2012 from the comparable period of 2011, reflecting lower equity and fixed income sales and trading net revenues, partially offset by lower losses in other sales and trading net revenues. Equity sales and trading net revenues decreased 25% in the six months ended June 30, 2012 from the comparable period in 2011. The results in equity sales and trading net revenues also included negative revenue in the six months ended June 30, 2012 of $307 million due to the impact of the tightening of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value compared with positive revenue of approximately $22 million in the six months ended June 30, 2011 due to the impact of the widening of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value. Equity sales and trading net revenues, excluding the impact of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, in the six months ended June 30, 2012 decreased 16% over the comparable period in 2011, primarily due to lower revenues in the cash business due to a challenging trading environment. Fixed income and commodities sales and trading net revenues decreased 47% in the six months ended June 30, 2012 from the comparable period in 2011. Results in the six months ended June 30, 2012 included negative revenue of $1,321 million due to the impact of the tightening of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, compared with positive revenue of approximately $33 million in the six months ended June 30, 2011 due to the impact of the widening of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value. Fixed income and commodities sales and trading net revenues, excluding the impact of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, in the six months ended June 30, 2012 decreased 12% over the comparable period in 2011 primarily due to changes in the fair value of net derivative contracts attributable to counterparties’ credit default swap spreads and other credit factors. See “Executive Summary—Significant Items—Rating Agency Downgrade” for further information. In the six months ended June 30, 2012, other sales and trading net losses were $297 million compared with losses of $967 million in the six months ended June 30, 2011. Results in the six months ended June 30, 2012 included lower net losses related to negative carry compared with the prior year period. Results in the six months ended June 30, 2012 included gains related to certain activities associated with the Company’s corporate lending activities compared with losses in the prior year period. Net interest expense increased to $(1,004) million in the six months ended June 30, 2012 from $(731) million in the six months ended June 30, 2011 primarily due to lower revenues in securities purchased under agreements to resell and securities borrowed transactions.

Principal Transactions—Investments.    Principal transaction net investment gains of $46 million and net investment losses of $3 million were recognized in the quarter and six months ended June 30, 2012, respectively, compared with net investment gains of $150 million and $293 million in the quarter and six months ended June 30, 2011, respectively. The decrease in the quarter ended June 30, 2012 primarily included lower mark-to-market gains on principal investments. Results in the six months ended June 30, 2012 included mark-to-market losses on principal investments compared with gains on principal investments in the prior year period. Results in both the six months ended June 30, 2012 and June 30, 2011 included mark-to-market gains in real estate funds and investments associated with certain employee deferred compensation plans and co-investment plans.

Other.    Other revenues of $51 million and $109 million were recognized in the quarter and six months ended June 30, 2012, respectively, compared with other revenues of $92 million and other losses of $510 million in the quarter and six months ended June 30, 2011, respectively. The results in the quarter and six months ended June 30, 2012 primarily included revenues of $54 million and $81 million, respectively, arising from the Company’s 40% stake in MUMSS. The results in the quarter and six months ended June 30, 2011, included pre-tax losses of $17 million and $672 million, respectively, arising from the Company’s 40% stake in MUMSS (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein). The gains in the quarter and six months ended June 30, 2012 were partially offset by increases in the provision for loan losses.

Non-interest Expenses.    Non-interest expenses decreased 26% and 11% in the quarter and six months ended June 30, 2012, respectively. The decrease in both periods was primarily due to lower compensation expenses. Compensation and benefits expenses decreased 36% and 15% in the quarter and six months ended June 30, 2012, respectively, reflecting lower revenues. Additionally, the results in both periods reflected an adjustment of approximately $160 million to reduce previously accrued discretionary above base compensation due to an updated 2012 financial outlook. The decreases were partially offset by severance expenses of $12 million and $120 million related to reductions in force in the quarter and six months ended June 30, 2012, respectively. Non-compensation expenses decreased 11% and 6% in the quarter and six months ended June 30, 2012, respectively, compared with the prior year periods. Information processing and communications expense increased 15% and 13% in the quarter and six months ended June 30, 2012, respectively, primarily due to ongoing investments in technology. Professional services expenses increased 6% and 12% in the quarter and six months ended June 30, 2012, respectively, primarily due to higher consulting expenses. Other expenses decreased 47% and 40% in the quarter and six months ended June 30, 2012, respectively, primarily due to the initial costs of $130 million associated with Morgan Stanley Huaxin Securities Company Limited in the quarter and six months ended June 30, 2011 and lower litigation expenses.

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in millions)
Revenues:
Investment banking	$223	$219	$428	$423
Principal transactions:
Trading	222	289	593	622
Investments	1	5	3	9
Commissions and fees	531	679	1,161	1,449
Asset management, distribution and administration fees	1,857	1,755	3,596	3,417
Other	80	147	137	237

Total non-interest revenues	2,914	3,094	5,918	6,157

Interest income	489	464	979	917
Interest expense	98	118	178	230

Net interest	391	346	801	687

Net revenues	3,305	3,440	6,719	6,844

Compensation and benefits	1,994	2,132	4,099	4,241
Non-compensation expenses	918	991	1,840	1,942

Total non-interest expenses	2,912	3,123	5,939	6,183

Income from continuing operations before income taxes	393	317	780	661
Provision for income taxes	148	137	269	226

Income from continuing operations	245	180	511	435

Discontinued operations:
Income from discontinued operations	91	6	93	9
Provision for income taxes	30	2	31	3

Net gain on discontinued operations	61	4	62	6

Net income	306	184	573	441
Net income applicable to noncontrolling interests	81	4	155	78

Net income applicable to Morgan Stanley	$225	$180	$418	$363

Amounts applicable to Morgan Stanley:
Income from continuing operations	$172	$178	$365	$360
Net gain from discontinued operations	53	2	53	3

Net income applicable to Morgan Stanley	$225	$180	$418	$363

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in millions)
Revenues:
Transactional	$976	$1,187	$2,182	$2,494
Asset management	1,857	1,755	3,596	3,417
Net interest	391	346	801	687
Other	81	152	140	246

Net revenues	$3,305	$3,440	$6,719	$6,844

MSSB.    On May 31, 2009, MSSB was formed (see Note 3 to the consolidated financial statements included in the Form 10-K). The Company owns 51% of MSSB, which is consolidated. Net income applicable to noncontrolling interests for all periods primarily represents Citi’s interest in MSSB.

On June 1, 2012, the Company gave notice to Citi that it was exercising its right to purchase an additional 14% interest of MSSB. This notice initiated a process that could take up to 90 days to determine the purchase price. On July 16, 2012, the Company and Citi exchanged respective valuations for MSSB and a third party appraiser was subsequently selected to independently determine the estimated fair market value since the two firms’ valuations differ by more than 10%. The third party appraisal process is to be concluded at the end of August and the Company’s purchase of the 14% interest is expected to close in September 2012, subject to regulatory approvals.

Discontinued Operations.    On April 2, 2012, the Company completed the sale of Quilter, its retail wealth management business in the U.K., resulting in a pre-tax gain of $108 million in both the quarter and six months ended June 30, 2012 in the Global Wealth Management Group business segment. The results of Quilter are reported as discontinued operations for all periods presented, see Notes 1 and 20 to the condensed consolidated financial statements.

Transactional.

Investment Banking.    Investment banking revenues increased 2% in the quarter ended June 30, 2012 from the comparable period of 2011, primarily due to higher revenues from closed end funds, partially offset by lower equity syndicate revenue. Investment banking revenues increased 1% in the six months ended June 30, 2012, from the comparable period of 2011, primarily due to higher fixed income underwriting.

Principal Transactions—Trading.    Principal transactions—Trading revenues decreased 23% and 5% in the quarter and six months ended June 30, 2012, respectively, from the comparable periods of 2011, primarily due to lower revenues from corporate equity securities, derivatives, government securities, unit trusts and structured notes, partially offset by higher revenue from corporate fixed income securities. For the quarter ended June 30, 2012, the decrease is also due to losses related to investments associated with certain employee deferred compensation plans.

Commissions and Fees.    Commissions and fees revenues decreased 22% and 20% in the quarter and six months ended June 30, 2012, respectively, from the comparable periods of 2011, primarily due to lower client activity.

Asset Management.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 6% and 5% in the quarter and six months ended June 30, 2012, respectively, from the comparable periods of 2011, primarily due to higher fee-based revenues and higher revenues from the bank deposit program on balances held at Citi depositories. The referral fees for deposits placed with Citi affiliated depository institutions were $98 million and $61 million in the quarters ended June 30, 2012 and 2011, respectively, and $180 million and $126 million in the six months ended June 30, 2012 and 2011, respectively.

Balances in the bank deposit program increased to $112.4 billion at June 30, 2012 from $110.4 billion at June 30, 2011. Deposits held by Company-affiliated FDIC-insured depository institutions were $58.2 billion at June 30, 2012 and $55.9 billion at June 30, 2011.

Client assets in fee-based accounts increased to $526 billion and represented 31% of total client assets at June 30, 2012, compared with $498 billion and 29% at June 30, 2011, respectively. Total client asset balances increased to $1,707 billion at June 30, 2012 from $1,697 billion at June 30, 2011, primarily due to the impact of market conditions and net new asset inflows. Client asset balances in households with assets greater than $1 million decreased to $1,264 billion at June 30, 2012 from $1,267 billion at June 30, 2011. Global fee-based client asset net inflows decreased to $4.1 billion at June 30, 2012 from $9.5 billion at June 30, 2011.

Net Interest.

Net interest increased 13% in the quarter ended June 30, 2012 from the comparable period of 2011, primarily resulting from higher revenues from the bank deposit program and higher revenues from margin and portfolio loan account interest. Net interest increased 17% in the six months ended June 30, 2012 from the comparable period of 2011, primarily resulting from an increase in Interest income from the securities available for sale portfolio, higher revenues from the bank deposit program and higher revenues from margin and portfolio loan account interest.

Other.

Other.    Other revenues were $80 million and $137 million in the quarter and six months ended June 30, 2012, respectively, a decrease of 46% and 42% from the comparable periods of 2011, respectively, primarily due to lower gains on sales of securities available for sale and a higher allowance for loan losses.

Non-interest Expenses.    Non-interest expenses decreased 7% and 4% in the quarter and six months ended June 30, 2012, respectively, from the comparable period of 2011. Compensation and benefits expense decreased 6% in the quarter ended June 30, 2012, from the comparable period of 2011, primarily due to lower net revenues, lower expenses associated with certain employee deferred compensation plans, lower severance expense and lower amortization of deferred compensation awards. Compensation and benefits expense decreased 3% in the six months ended June 30, 2012, from the comparable period of 2011, primarily due to lower net revenues, salaries and trainee compensation, partially offset by higher allocated compensation and severance expense. Non-compensation expenses decreased 7% and 5% in the quarter and six months ended June 30, 2012, respectively, from the comparable period of 2011. Other expenses decreased primarily due to a lower FDIC assessment on deposits. Professional services expense decreased 2% and 6% in the quarter and six months ended June 30, 2012, respectively, from the comparable periods of 2011, primarily due to lower technology consulting costs. These decreases were partially offset by an increase in marketing and business development expense of 6% and 8% in the quarter and six months ended June 30, 2012, respectively, from the comparable periods of 2011, primarily due to higher costs associated with advertisement.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in millions)
Revenues:
Investment banking	$1	$3	$8	$5
Principal transactions:
Trading	(3)	(11)	(9)	(12)
Investments	16	247	148	429
Asset management, distribution and administration fees	408	406	819	811
Other	43	1	40	43

Total non-interest revenues	465	646	1,006	1,276

Interest income	2	3	5	7
Interest expense	11	13	22	25

Net interest	(9)	(10)	(17)	(18)

Net revenues	456	636	989	1,258

Compensation and benefits	214	280	432	533
Non-compensation expenses	199	188	386	432

Total non-interest expenses	413	468	818	965

Income from continuing operations before income taxes	43	168	171	293
Provision for income taxes	6	54	44	84

Income from continuing operations	37	114	127	209

Discontinued operations:
Gain from discontinued operations	—	1	1	8
Provision for income taxes	—	1	—	2

Net gain from discontinued operations	—	—	1	6

Net income	37	114	128	215
Net income applicable to noncontrolling interests	23	92	88	119

Net income applicable to Morgan Stanley	$14	$22	$40	$96

Amounts applicable to Morgan Stanley:
Income from continuing operations	$14	$22	$39	$90
Net gain from discontinued operations	—	—	1	6

Net income applicable to Morgan Stanley	$14	$22	$40	$96

Noncontrolling Interests.    Noncontrolling interests are primarily related to the consolidation of certain real estate funds sponsored by the Company.

Discontinued Operations.    Discontinued operations in the six months ended June 30, 2012 and the quarter and six months ended June 30, 2011 primarily include results of operations related to the sale of substantially all of the Company’s retail asset management business, including Van Kampen Investments Inc., to Invesco Ltd. See Notes 1 and 20 to the condensed consolidated financial statements for further information.

Statistical Data.

The Asset Management business segment’s period-end and average assets under management or supervision were as follows:

	At June 30,		Average For The Three Months Ended June 30,		Average For The Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
	(dollars in billions)
Assets under management or supervision by asset class:
Traditional Asset Management:
Equity	$113	$119	$114	$119	$112	$116
Fixed income	58	61	58	62	58	62
Liquidity	86	72	81	68	78	62
Alternatives(1)	26	18	26	18	25	18

Total Traditional Asset Management	283	270	279	267	273	258

Real Estate Investing	19	17	19	17	19	16

Merchant Banking:
Private Equity	9	9	9	9	9	9
FrontPoint(2)	—	—	—	—	—	2

Total Merchant Banking	9	9	9	9	9	11

Total assets under management or supervision	$311	$296	$307	$293	$301	$285

Share of minority stake assets(2)(3)	$5	$7	$5	$7	$5	$7

(1)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.
(2)	On March 1, 2011, the Company and the principals of FrontPoint Partners LLC (“FrontPoint”) completed a transaction whereby FrontPoint senior management and portfolio managers own a majority equity stake in FrontPoint and the Company retains a minority stake. At June 30, 2011, the assets under management attributed to FrontPoint are represented within the share of minority stake assets.
(3)	Amounts represent the Asset Management business segment’s proportional share of assets managed by entities in which it owns a minority stake.

Activity in the Asset Management business segment’s assets under management or supervision during the quarters and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in billions)
Balance at beginning of period	$304	$276	$287	$272
Net flows by asset class:
Traditional Asset Management:
Equity	1	1	—	4
Fixed income	(1)	(2)	(1)	(3)
Liquidity	12	17	13	18
Alternatives(1)	1	—	—	—

Total Traditional Asset Management	13	16	12	19

Real Estate Investing	—	—	1	—

Merchant Banking:
FrontPoint(2)	—	—	—	(2)

Total Merchant Banking	—	—	—	(2)

Total net flows	13	16	13	17
Net market appreciation (depreciation)	(6)	4	11	11
Decrease due to FrontPoint transaction	—	—	—	(4)

Total net increase	7	20	24	24

Balance at end of period	$311	$296	$311	$296

(1)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.
(2)	The amount for the six months ended June 30, 2011 includes two months of net flows related to FrontPoint.

Principal Transactions—Investments.    The Company recorded principal transactions net investment gains of $16 million and $148 million in the quarter and six months ended June 30, 2012, respectively, compared with gains of $247 million and $429 million in the quarter and six months ended June 30, 2011, respectively. The results in the quarter ended June 30, 2012 included net investment losses in the Company’s Merchant Banking business compared with gains in the six months ended June 30, 2012 and in the quarter and six months ended June 30, 2011. The results in the quarter and six months ended June 30, 2012 also included lower net investment gains associated with certain consolidated real estate funds sponsored by the Company.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased $2 million to $408 million and $8 million to $819 million in the quarter and six months ended June 30, 2012, respectively. The increase in the six months ended June 30, 2012 primarily reflected higher performance fees. The increase in revenues in the six months ended June 30, 2012 was partially offset by the absence of FrontPoint in the six months ended June 30, 2012 compared with two months of FrontPoint fees in the six months ended June 30, 2011.

The Company’s assets under management increased $15 billion from $296 billion at June 30, 2011 to $311 billion at June 30, 2012 reflecting net customer inflows primarily in the Company’s liquidity and alternatives funds, partially offset by market depreciation. The Company recorded net customer inflows of $13.1 billion and $13.3 billion in the quarter and six months ended June 30, 2012, which included approximately $4.5 billion related to the conversion of MSSB client money fund holdings from third party managers into Morgan Stanley managed funds, compared with net inflows of $15.7 billion and $17.1 billion in the quarter and six months ended June 30, 2011. The increased inflows for the quarter and six months ended June 30, 2011 reflected the sweep of MSSB client cash balances of approximately $18.5 billion into Morgan Stanley managed liquidity funds.

Other.    Other revenues increased $42 million to $43 million and decreased $3 million to $40 million in the quarter and six months ended June 30, 2012, respectively. The results in the quarter and six months ended June 30, 2012 included gains associated with the expiration of a lending facility to a real estate fund sponsored by the Company. The results in the quarter and six months ended June 30, 2011 included a loss of approximately $20 million related to the writedown of the Company’s minority stake investment in FrontPoint. The results in the six months ended June 30, 2012 were offset by lower revenues associated with the Company’s minority stake investments in Avenue Capital Group, a New York-based investment manager, and Lansdowne Partners, a London-based investment manager.

Non-interest Expenses.    Non-interest expenses decreased 12% in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011, reflecting a decrease in compensation expenses. Non-interest expenses decreased 15% in the six months ended June 30, 2012 compared with the prior year period, reflecting a decrease in compensation and non-compensation expenses. Compensation and benefits expenses decreased 24% in the quarter ended June 30, 2012 compared with the prior year period, primarily related to lower net revenues. Compensation and benefits expenses decreased 19% in the six months ended June 30, 2012 compared with the prior year period primarily related to lower net revenues, including the absence of FrontPoint in the six months ended June 30, 2012 compared with two months of FrontPoint expenses in the six months ended June 30, 2011. Non-compensation expenses increased 6% in the quarter ended June 30, 2012 compared with the prior year period, primarily due to higher brokerage, clearing and exchange fees and higher professional services. Non-compensation expenses decreased 11% in the six months ended June 30, 2012 compared with the prior year period, which included indemnification losses related to the FrontPoint transaction recognized in Other expenses.

Accounting Developments.

Indefinite-Lived Intangible Assets Impairment Test.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting update for testing indefinite-lived intangible assets for impairment. The update aims to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. This guidance is effective for the Company prospectively beginning on January 1, 2013. The adoption of this accounting guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Other Matters.

Real Estate.

The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner. The Company’s real estate investments at June 30, 2012 and December 31, 2011 are described below. Such amounts exclude investments associated with certain employee deferred compensation and co-investment plans.

At June 30, 2012 and December 31, 2011, the condensed consolidated statements of financial condition included amounts representing real estate investment assets of condensed consolidated subsidiaries of approximately $2.1 billion and $2.0 billion, respectively, including noncontrolling interests of approximately $1.7 billion and $1.6 billion, respectively, for a net amount of $0.4 billion in both periods. This net presentation is a non-GAAP financial measure that the Company considers to be a useful measure for the Company and investors to use in assessing the Company’s net exposure. In addition, the Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to real estate investments of $0.5 billion at June 30, 2012.

In addition to the Company’s real estate investments, the Company engages in various real estate-related activities, including origination of loans secured by commercial and residential properties. The Company also securitizes and trades in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate. In connection with these activities, the Company has provided, or otherwise agreed to be responsible for, representations and warranties. Under certain circumstances, the Company may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. The Company continues to monitor its real estate-related activities in order to manage its exposures and potential liability from these markets and businesses. See “Legal Proceedings—Residential Mortgage and Credit Crisis Related Matters” in Part II, Item 1, herein and see Note 11 to the condensed consolidated financial statements for further information.

Regulatory Outlook.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. While certain portions of the Dodd-Frank Act were effective immediately, other portions will be effective following extended transition periods or through numerous rulemakings by multiple governmental agencies, only a portion of which have been completed. It remains difficult to assess fully the impact that the Dodd-Frank Act will have on the Company and on the financial services industry generally. In addition, various international developments, such as the adoption of risk-based capital, leverage and liquidity standards by the Basel Committee, known as “Basel III,” will impact the Company in the coming years.

It is likely that 2012 and subsequent years will see further material changes in the way major financial institutions are regulated in both the U.S. and other markets in which the Company operates, although it remains difficult to predict the precise nature of such changes or the exact impact they will have on the Company’s business, financial condition, results of operations and cash flows for a particular future period.

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

Level 3 Assets and Liabilities.    The Company’s Level 3 assets before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $26.3 billion and $32.5 billion at June 30, 2012 and December 31, 2011, respectively, and represented approximately 9% and 10% at June 30, 2012 and December 31, 2011, respectively, of the assets measured at fair value (approximately 4% of total assets at June 30, 2012 and December 31, 2011). Level 3 liabilities before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $8.1 billion and $11.2 billion at June 30, 2012 and December 31, 2011, respectively, and represented approximately 4% and 6%, respectively, of the Company’s liabilities measured at fair value.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.    At June 30, 2012, certain of the Company’s assets were measured at fair value on a non-recurring basis, primarily relating to loans, other investments, premises, equipment and software costs, and intangible assets. The Company incurs losses or gains for any adjustments of these assets to fair value. A downturn in market conditions could result in impairment charges in future periods.

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

Goodwill and Intangible Assets.

Goodwill.    The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level, which is generally at the level of or one level below its business segments. Goodwill no longer retains its association with a particular acquisition once it has been assigned to a reporting unit. As such, all of the activities of a reporting unit, whether acquired or organically developed, are available to support the value of the goodwill. For both the annual and interim tests, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if the Company concludes otherwise, then it is required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques the Company believes market participants would use for each of the reporting units. The estimated fair values are generally determined utilizing methodologies that incorporate price-to-book, price-to-earnings and assets under management multiples of certain comparable companies. The Company also utilizes a discounted cash flow methodology for certain reporting units. At June 30, 2012 and December 31, 2011, each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value.

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

Accruals for litigation and regulatory proceedings are generally determined on a case-by-case basis. Where available information indicates that it is probable that a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. For certain legal proceedings, the Company can estimate possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued. For certain other legal proceedings, the Company cannot reasonably estimate such losses, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding.

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

The income of certain foreign subsidiaries earned outside of the United States has previously been excluded from taxation in the U.S. as a result of a provision of U.S. tax law that defers the imposition of tax on certain active financial services income until such income is repatriated to the United States as a dividend. This provision, which expired for taxable years beginning on or after January 1, 2012, had previously been extended by Congress on several occasions, including the most recent extension which occurred during 2010. The increase to the annual effective tax rate as a result of the expiration of the provision was approximately 2.0% applicable to the pre-tax earnings for the quarter ended June 30, 2012. If this provision is extended again with respect to such income earned during 2012, the overall financial impact to the Company would depend upon the level, composition and geographic mix of earnings but could decrease the Company’s 2012 annual effective tax rate and have a favorable impact on the Company’s net income, but not its cash flows due to utilization of tax attributes carryforwards.

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

The Balance Sheet.

The Company monitors and evaluates the composition and size of its balance sheet on a regular basis. The Company’s balance sheet management process includes quarterly planning, business specific limits, monitoring of business specific usage versus limits, key metrics and new business impact assessments.

The Company establishes balance sheet limits at the consolidated, business segment and business unit levels. The Company monitors balance sheet usage versus limits and variances resulting from business activity or market fluctuations are reviewed. On a regular basis, the Company reviews current performance versus limits and assesses the need to re-allocate limits based on business unit needs. The Company also monitors key metrics including asset and liability size, composition of the balance sheet, limit utilization and capital usage.

The tables below summarize total assets for the Company’s business segments at June 30, 2012 and December 31, 2011:

	At June 30, 2012
	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$30,118	$11,140	$748	$42,006
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	25,565	3,853	—	29,418
Financial instruments owned:
U.S. government and agency securities	53,361	777	—	54,138
Other sovereign government obligations	33,338	290	—	33,628
Corporate and other debt	56,758	999	—	57,757
Corporate equities	46,281	64	1	46,346
Derivatives and other contracts	33,778	315	250	34,343
Investments	4,154	107	3,968	8,229
Physical commodities	6,139	2	—	6,141

Total financial instruments owned	233,809	2,554	4,219	240,582
Securities available for sale	—	31,442	—	31,442
Securities received as collateral(2)	12,150	—	—	12,150
Federal funds sold and securities purchased under agreements to resell(2)	136,121	11,867	—	147,988
Securities borrowed(2)	133,849	414	—	134,263
Receivables:
Customers	26,019	11,647	—	37,666
Brokers, dealers and clearing organizations	8,502	576	29	9,107
Fees, interest and other	1,997	7,608	603	10,208
Loans	7,098	14,296	—	21,394
Other assets(3)	19,677	11,214	1,402	32,293

Total assets(4)	$634,905	$106,611	$7,001	$748,517

	At December 31, 2011
	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$35,288	$11,253	$771	$47,312
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	22,390	7,064	—	29,454
Financial instruments owned:
U.S. government and agency securities	62,818	631	—	63,449
Other sovereign government obligations	29,056	3	—	29,059
Corporate and other debt	67,925	998	—	68,923
Corporate equities	47,937	28	1	47,966
Derivatives and other contracts	47,624	219	221	48,064
Investments	4,165	123	3,907	8,195
Physical commodities	9,693	4	—	9,697

Total financial instruments owned	269,218	2,006	4,129	275,353
Securities available for sale	—	30,495	—	30,495
Securities received as collateral(2)	11,651	—	—	11,651
Federal funds sold and securities purchased under agreements to resell(2)	116,819	13,336	—	130,155
Securities borrowed(2)	126,573	501	—	127,074
Receivables:
Customers(2)	27,558	6,418	1	33,977
Brokers, dealers and clearing organizations	4,935	283	30	5,248
Fees, interest and other	1,663	7,134	647	9,444
Loans	3,867	11,477	25	15,369
Other assets(3)	21,494	11,460	1,412	34,366

Total assets(4)	$641,456	$101,427	$7,015	$749,898

(1)	Cash and cash equivalents include Cash and due from banks and Interest bearing deposits with banks.
(2)	These assets are included in secured financing assets (see “Secured Financing” herein).
(3)	Other assets include Other investments; Premises, equipment and software costs; Goodwill; Intangible assets and Other assets.
(4)	Total assets include Global Liquidity Reserves of $173 billion and $182 billion at June 30, 2012 and December 31, 2011, respectively.

A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets decreased to $748,517 million at June 30, 2012 from $749,898 million at December 31, 2011. The decrease in total assets was primarily due to a decrease in Financial instruments owned—Derivatives and other contracts, Corporate and other debt, and U.S. government and agency securities, partially offset by an increase in Federal funds sold and securities purchased under agreements to resell and Securities borrowed.

The Company’s assets and liabilities are primarily related to transactions attributable to sales and trading and securities financing activities. At June 30, 2012, securities financing assets and liabilities were $361 billion and $276 billion, respectively. At December 31, 2011, securities financing assets and liabilities were $332 billion and $268 billion, respectively. Securities financing transactions include cash deposited with clearing organizations or segregated under federal and other regulations or requirements, repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received and customer receivables and payables. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Note 2 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K and Note 5 to the condensed consolidated financial statements). Securities sold under agreements to repurchase and Securities loaned were $139 billion at June 30, 2012 and averaged $155 billion and $157 billion during the quarter and six months ended June 30, 2012, respectively. Securities purchased under agreements to resell and Securities borrowed were $282 billion at June 30, 2012 and averaged $293 billion and $288 billion during the quarter and six months ended June 30, 2012, respectively.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer owned securities, and customer cash, which is segregated in accordance with regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage clients. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets were $12 billion at both June 30, 2012 and December 31, 2011, recorded in accordance with accounting guidance for the transfer of financial assets that represented offsetting assets and liabilities for fully collateralized non-cash loan transactions.

Liquidity Risk Management Framework.

The primary goal of the Company’s liquidity risk management framework is to ensure that the Company has access to adequate funding across a wide range of market conditions. The framework is designed to enable the Company to fulfill its financial obligations and support the execution of the Company’s business strategies.

The following principles guide the Company’s liquidity risk management framework:

•	Sufficient liquid assets should be maintained to cover maturing liabilities;

•	Maturity profile of assets and liabilities should be aligned, with limited reliance on short-term funding;

•	Source, counterparty, currency, region, and term of funding should be diversified; and

•	Limited access to funding should be anticipated through the Contingency Funding Plan (“CFP”).

The core components of the Company’s liquidity risk management framework are the CFP, Liquidity Stress Tests and the Global Liquidity Reserve (as defined below), which support the Company’s target liquidity profile.

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

The Liquidity Stress Tests are produced for the Parent and major operating subsidiaries, as well as at major currency levels, to capture specific cash requirements and cash availability across the Company. The Liquidity Stress Tests assume that subsidiaries will use their own liquidity first to fund their obligations before drawing liquidity from the Parent. The Parent will support its subsidiaries and will not have access to subsidiaries’ liquidity reserves that are subject to any regulatory, legal or tax constraints.

At June 30, 2012, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its Liquidity Stress Tests.

Global Liquidity Reserve.

The Company maintains sufficient liquidity reserves (“Global Liquidity Reserve”) to cover daily funding needs and meet strategic liquidity targets sized by the CFP and Liquidity Stress Tests. The size of the Global Liquidity Reserve is actively managed by the Company. The following components are considered in sizing the Global Liquidity Reserve: unsecured debt maturity profile, balance sheet size and composition, funding needs in a stressed environment inclusive of contingent cash outflows and collateral requirements and additional reserve, which is primarily a discretionary surplus based on the Company’s risk tolerance and is subject to change dependent on market and firm-specific events.

The Global Liquidity Reserve is held within the Parent and major operating subsidiaries. The Global Liquidity Reserve is comprised of diversified cash and cash equivalents and highly liquid unencumbered securities. Eligible unencumbered securities include U.S. government securities, U.S. agency securities, U.S. agency mortgage backed securities, FDIC-guaranteed corporate debt, non-U.S. government securities and other highly liquid investment grade securities.

Global Liquidity Reserve by Type of Investment.

The table below summarizes the Company’s Global Liquidity Reserve by type of investment:

At June 30, 2012
(dollars in billions)
Cash deposits with banks	$15
Cash deposits with central banks	22
Unencumbered highly liquid securities:
U.S. Government obligations	59
U.S. agency and agency mortgage-backed securities	40
Non-U.S. sovereign obligations(1)	25
Investments in money market funds	—
Other investment grade securities	12

Global Liquidity Reserve	$173

(1)	Non-U.S. sovereign obligations are composed of unencumbered German, French, Dutch, U.K., Brazilian and Japanese government obligations.

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

Global Liquidity Reserve Held by the Parent and Operating Subsidiaries.

The table below summarizes the Global Liquidity Reserve held by the Parent and operating subsidiaries:

	At June 30, 2012	At March 31, 2012	Average Balance(1)
			For the Three Months Ended June 30, 2012	For the Three Months Ended March 31, 2012
	(dollars in billions)
Parent	$65	$72	$69	$71
Non-Bank Subsidiaries:
Domestic	17	15	15	16
Foreign	31	27	29	28

Total Non-Bank Subsidiaries	48	42	44	44

Bank Subsidiaries:
Domestic	55	56	55	56
Foreign	5	9	8	7

Total Bank Subsidiaries	60	65	63	63

Total	$173	$179	$176	$178

(1)	The Company calculates the average Global Liquidity Reserve based upon daily amounts.

The Company is exposed to intra-day settlement risk in connection with liquidity provided to its major broker-dealer subsidiaries for intra-day clearing and settlement of its securities and financing activity.

As discussed in “Liquidity Stress Tests”, the Liquidity Stress Tests assume that the Parent will support its subsidiaries and will not have access to subsidiaries’ liquidity reserves that are subject to any regulatory, legal or tax constraints.

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

Secured Financing.    A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term collateralized receivables arising principally from its Institutional Securities business segment’s sales and trading activities. The liquid nature of these assets provides the Company with flexibility in funding these assets with secured financing. The Company’s goal is to achieve an optimal mix of durable secured and unsecured funding. The Institutional Securities business segment actively sources term secured funding. Secured funding investors principally focus on the quality of the eligible collateral posted. Accordingly, the Company actively manages its secured financing book based on the quality of the assets being funded. The ability to fund less liquid assets may be impaired in a stress environment. To mitigate this risk, the Company obtains longer-term secured financing for less liquid assets.

The Company utilizes shorter term secured funding only for highly liquid assets and has established longer tenor limits for less liquid asset classes, for which funding may be at risk in the event of a market disruption. The Company defines highly liquid collateral as that which is consistent with the standards of the Global Liquidity Reserve, and less liquid collateral as that which does not meet those standards. At June 30, 2012, the weighted average maturity of the Company’s secured financing against less liquid collateral was greater than 120 days. To further minimize the refinancing risk of secured financing for less liquid collateral, the Company diversifies its investor base and limits the amount of monthly maturities for secured financing of less liquid collateral. Finally, in addition to the above risk management framework, the Company holds a portion of its Global Liquidity Reserve against the potential disruption to its secured financing capabilities.

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

Temporary Liquidity Guarantee Program (“TLGP”).    In October 2008, the Secretary of the U.S. Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991, and the FDIC announced the TLGP. Based on the Final Rule adopted on November 21, 2008, the TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Company) between October 14, 2008 and June 30, 2009. Of the $23.8 billion issued by the Company under the TLGP, no debt is outstanding at June 30, 2012.

Short-Term Borrowings.    The Company’s unsecured short-term borrowings consist of commercial paper, bank loans, bank notes and structured notes with maturities of 12 months or less at issuance.

The table below summarizes the Company’s short-term unsecured borrowings:

	At June 30, 2012	At December 31, 2011
	(dollars in millions)
Commercial paper(1)	$288	$978
Other short-term borrowings	1,700	1,865

Total	$1,988	$2,843

(1)	At December 31, 2011, the majority of the commercial paper balance was issued as part of client transactions and was not used for the Company’s general funding purposes. During the six months ended June 30, 2012, the client transactions matured and the remaining balance at June 30, 2012 was used for the Company’s general funding purposes.

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

Deposits were as follows:

	At June 30, 2012(1)	At December 31, 2011(1)
	(dollars in millions)
Savings and demand deposits(2)	$65,112	$63,029
Time deposits(3)	3,140	2,633

Total	$68,252	$65,662

(1)	Total deposits subject to FDIC Insurance at June 30, 2012 and December 31, 2011 were $55 billion and $52 billion, respectively.
(2)	Amounts include non-interest bearing deposits of $1,460 million and $1,270 million at June 30, 2012 and December 31, 2011, respectively.
(3)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 3 to the condensed consolidated financial statements).

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

Long-term borrowings at June 30, 2012 consisted of the following:

	Parent	Subsidiaries	Total
	(dollars in millions)
Due in 2012	$10,419	$808	$11,227
Due in 2013	23,433	457	23,890
Due in 2014	20,486	883	21,369
Due in 2015	18,693	4,175	22,868
Due in 2016	17,618	1,656	19,274
Thereafter	67,015	2,185	69,200

Total	$157,664	$10,164	$167,828

Long-Term Borrowing Activity for the Six Months Ended June 30, 2012.

During the six months ended June 30, 2012, the Company issued and reissued notes with a principal amount of approximately $9 billion. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rate (“LIBOR”) trading levels. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.3 years at June 30, 2012. During the six months ended June 30, 2012, approximately $26 billion in aggregate long-term borrowings matured or were retired. Subsequent to June 30, 2012 and through July 31, 2012, the Company’s long-term borrowings (net of issuances) decreased by approximately $0.8 billion.

At June 30, 2012, the aggregate outstanding carrying amount of the Company’s senior indebtedness was approximately $157 billion (including guaranteed obligations of the indebtedness of subsidiaries) compared with $176 billion at December 31, 2011. The decrease in the amount of senior indebtedness was primarily due to repayments of notes, net of new issuances in long-term borrowings.

Credit Ratings.

The Company relies on external sources to finance a significant portion of its day-to-day operations. The cost and availability of financing generally is impacted by the Company’s credit ratings. In addition, the Company’s credit ratings can have an impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is a key consideration, such as OTC derivative transactions, including credit derivatives and interest rate swaps. Issuer specific factors that are important to the determination of the Company’s credit ratings include governance, the level and quality of earnings, capital adequacy, funding and liquidity, risk appetite and management, asset quality, strategic direction and business mix. Additionally, the agencies will look at other industry-wide factors such as regulatory or legislative changes, macro-economic environment, and perceived levels of government support.

The rating agencies have stated that they currently incorporate various degrees of credit rating uplift from external sources of potential support, as well as perceived government support of systemically important banks, including the credit ratings of the Company. Rating agencies continue to monitor progress of U.S. financial reform legislation to assess whether the possibility of extraordinary government support for the financial system in any future financial crises is negatively impacted. Legislative outcomes may lead to reduced uplift assumptions for U.S. banks and thereby place downward pressure on credit ratings. At the same time, proposed U.S. financial reform legislation also has positive implications for credit ratings such as higher standards for capital and liquidity levels. The net result on credit ratings and the timing of any change in rating agency assumptions on support is currently uncertain.

At July 31, 2012, the Parent’s and Morgan Stanley Bank, N.A.’s senior unsecured ratings were as set forth below.

	Parent			Morgan Stanley Bank, N.A.
	Short-Term Debt	Long-Term Debt	Rating Outlook	Short-Term Debt	Long-Term Debt	Rating Outlook
Dominion Bond Rating Service Limited	R-1 (middle)	A (high)	Negative	—	—	—
Fitch Ratings	F1	A	Stable	F1	A	Stable
Moody’s Investor Services, Inc.(1)	P-2	Baa1	Negative	P-2	A3	Stable
Rating and Investment Information, Inc.(2)	a-1	A	Negative	—	—	—
Standard & Poor’s	A-2	A-	Negative	A-1	A	Negative

(1)	On June 21, 2012, Moody’s Investor Services, Inc. (“Moody’s”) downgraded the ratings of 15 banks on review for downgrade in the context of a broad review of global banks with capital markets operations. The Parent’s long- and short-term debt ratings were lowered two notches to Baa1/P-2 from A2/P-1, and Morgan Stanley Bank, N.A.’s long- and short-term debt ratings were lowered to A3/P-2 from A1/P-1. A Negative outlook was assigned to the Parent, and a Stable outlook was assigned to Morgan Stanley Bank, N.A.
(2)	On May 14, 2012, Ratings and Investment Information, Inc. downgraded the Parent’s long-term rating one notch to A from A+.

In connection with certain OTC trading agreements and certain other agreements where the Company is a liquidity provider to certain financing vehicles associated with the Institutional Securities business segment, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties or pledge additional collateral to certain exchanges and clearing organizations in the event of a future credit rating downgrade irrespective of whether the company is in a net asset or liability position.

As noted in the table above, the long-term credit ratings on the Company by Moody’s and Standard & Poor’s Ratings Services (“S&P”) are currently at different levels (commonly referred to as “split ratings”). The table below shows the future potential collateral amounts that could be called by counterparties or exchanges and clearing organizations in the event of the following credit rating scenarios for Moody’s and S&P:

Company Rating Scenario (Moody’s/S&P)	OTC Agreements	Other Agreements	Exchanges and Clearing Organization
	(dollars in millions)
Baa1/BBB+	$435	$—	$—
Baa2/BBB	$2,565	$—	$—
Baa3/BBB-	$3,282	$365	$149

While certain aspects of a credit ratings downgrade are quantifiable pursuant to contractual provisions, the impact it will have on the Company’s business and results of operation in future periods is inherently uncertain and will depend on a number of inter-related factors, including among others, the magnitude of the downgrade, individual client behavior and future mitigating actions the Company may take. The liquidity impact of additional collateral requirements is included in the Company’s Liquidity Stress Tests.

At March 31, 2012, the future potential amounts that could have been called by counterparties or exchanges and clearing organizations in the event of a downgrade to (Baa1 Moody’s/ BBB+ S&P) was $6.8 billion. On June 21, 2012, Moody’s downgraded the Parent’s long-term credit rating to Baa1, by which time the future potential amounts that could be called had declined to $6.3 billion primarily due to a reduction in the amounts callable by certain exchanges and clearing organizations. As a result of the downgrade, $2.9 billion was called and posted as of June 30, 2012 (see “Executive Summary—Significant Items—Rating Agency Downgrade” for further information). As of July 31, 2012, an additional $0.8 billion of collateral was called and posted, resulting in a total collateral outflow of $3.7 billion since the June 21, 2012 downgrade.

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

At June 30, 2012, the Company had approximately $1.6 billion remaining under its current share repurchase program out of the $6 billion authorized by the Board of Directors in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases by the Company are subject to regulatory approval. During the quarter and six months ended June 30, 2012, the Company did not repurchase common stock as part of its capital management share repurchase program (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

The Board of Directors determines the declaration and payment of dividends on a quarterly basis. In July 2012, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05. In June 2012, the Company also announced that the Board of Directors declared a quarterly dividend of $252.78 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25278) and a quarterly dividend of $25.00 per share of Series C Non-Cumulative Non-Voting Perpetual Preferred Stock.

The following table sets forth the Company’s tangible common equity at June 30, 2012 and December 31, 2011 and average balances during the six months ended June 30, 2012:

	Balance at		Average Balance(1)
	June 30, 2012	December 31, 2011	For the Six Months Ended June 30, 2012
	(dollars in millions)
Common equity	$61,333	$60,541	$60,974
Preferred equity	1,508	1,508	1,508

Morgan Stanley shareholders’ equity	62,841	62,049	62,482
Junior subordinated debentures issued to capital trusts	4,851	4,853	4,841
Less: Goodwill and net intangible assets(2)	(6,568)	(6,691)	(6,644)

Tangible Morgan Stanley shareholders’ equity	$61,124	$60,211	$60,679

Common equity	$61,333	$60,541	$60,974
Less: Goodwill and net intangible assets(2)	(6,568)	(6,691)	(6,644)

Tangible common equity(3)	$54,765	$53,850	$54,330

(1)	The Company calculates its average balances based upon month-end balances.
(2)	The goodwill and net intangible assets deduction exclude mortgage servicing rights (net of disallowable mortgage servicing rights) of $7 million and $120 million at June 30, 2012 and December 31, 2011, respectively, and include only the Company’s share of MSSB’s goodwill and intangible assets.
(3)	Tangible common equity, a non-GAAP financial measure, equals common equity less goodwill and net intangible assets as defined above. The Company views tangible common equity as a useful measure to investors because it is a commonly utilized metric and reflects the common equity deployed in the Company’s businesses.

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

Required Capital.

The Company’s capital estimation is based on the Required Capital Framework, an internal capital adequacy measure. This framework is a risk-based internal use of capital measure, which is compared with the Company’s regulatory capital to help ensure the Company maintains an amount of risk-based going concern capital after absorbing potential losses from extreme stress events at a point in time. The difference between the Company’s regulatory capital and aggregate Required Capital is Parent capital. Average Tier 1 common capital, aggregate Required Capital and Parent capital for the quarter ended June 30, 2012 were approximately $42.5 billion, $27.4 billion and $15.1 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, including Basel 2.5 and III, organic growth, acquisitions and other capital needs.

Tier 1 common capital and common equity attribution to the business segments is based on capital usage calculated by the Required Capital Framework. In principle, each business segment is capitalized as if it were an independent operating entity with limited diversification benefit between the business segments. Required Capital is assessed at each business segment and further attributed to product lines. This process is intended to align capital with the risks in each business segment in order to allow senior management to evaluate returns on a risk-adjusted basis. The Required Capital Framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. During 2012, the Company will continue to evaluate the framework with respect to the impact of future regulatory requirements, as appropriate.

Beginning in the quarter ended March 31, 2012, the Company and segment Required Capital is met by Tier 1 common capital. Prior to the quarter ended March 31, 2012, the Company’s Required Capital was met by regulatory Tier 1 capital or Tier 1 common equity. Segment capital for prior periods has been recast under this framework.

For a further discussion of the Company’s Tier 1 common capital, see “Regulatory Requirements” herein.

The following table presents the Parent’s and business segments’ average Tier 1 common capital and average common equity for the quarter ended June 30, 2012 and the quarter ended March 31, 2012.

	Three Months Ended June 30, 2012		Three Months Ended March 31, 2012
	Average Tier 1 Common Capital	Average Common Equity	Average Tier 1 Common Capital	Average Common Equity
	(dollars in billions)
Institutional Securities	$22.3	$29.4	$22.1	$29.5
Global Wealth Management Group	3.8	13.3	3.6	13.3
Asset Management	1.3	2.5	1.3	2.5
Parent capital	15.1	16.2	13.9	15.2

Total	$42.5	$61.4	$40.9	$60.5

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

At June 30, 2012, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 17.2% and total capital to RWAs of 18.4% (6% and 10% being well-capitalized for regulatory purposes, respectively). Also, the ratio of Tier 1 common capital to RWAs was 13.6% (5% being the minimum under the Federal Reserve’s new capital plan framework). In addition, financial holding companies are also subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the year. At June 30, 2012, the Company was in compliance with this leverage restriction, with a Tier 1 leverage ratio of 7.1% (5% being well-capitalized for regulatory purposes).

The following table reconciles the Company’s total shareholders’ equity to Tier 1 common, Tier 1, Tier 2 and Total allowable capital as defined by the regulations issued by the Federal Reserve and presents the Company’s consolidated capital ratios at June 30, 2012 and December 31, 2011:

	At June 30, 2012	At December 31, 2011
	(dollars in millions)
Allowable capital
Common shareholders’ equity	$61,333	$60,541
Less: Goodwill	(6,610)	(6,686)
Less: Non-servicing intangible assets	(3,980)	(4,165)
Less: Net deferred tax assets(1)	(5,490)	(6,098)
Less: After-tax debt valuation adjustment	(1,066)	(2,296)
Other deductions	(1,422)	(1,511)

Tier 1 common capital(1)(2)	42,765	39,785

Qualifying preferred stock	1,508	1,508
Qualifying restricted core capital elements	9,972	9,821

Tier 1 capital(1)	54,245	51,114

Qualifying subordinated debt and restricted core capital elements	4,374	4,546
Other qualifying amounts	77	17
Other deductions	(742)	(721)

Tier 2 capital	3,709	3,842

Total allowable capital(1)	$57,954	$54,956

Total risk weighted assets(1)	$314,800	$314,827

Capital ratios
Total capital ratio(1)	18.4%	17.5%

Tier 1 common capital ratio(1)(2)	13.6%	12.6%

Tier 1 capital ratio(1)	17.2%	16.2%

Tier 1 leverage ratio(1)	7.1%	6.6%

(1)	The December 31, 2011 deferred tax asset disallowance was adjusted by approximately $1.2 billion, resulting in a reduction to the Company’s Tier 1 common capital, Tier 1 capital, Total capital, RWAs and adjusted average assets by such amount, Tier 1 common capital ratio, Tier 1 capital ratio and Total capital ratio by approximately 30 basis points and Tier 1 leverage ratio by approximately 20 basis points.
(2)	Tier 1 common capital ratio equals Tier 1 common capital divided by RWAs. On December 30, 2011, the Federal Reserve formalized regulatory definitions for Tier 1 common capital and Tier 1 common capital ratio. The Federal Reserve defined Tier 1 common capital as Tier 1 capital less non-common elements in Tier 1 capital, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities. Previously, the Company’s definition of Tier 1 common capital included all of the items noted in the Federal Reserve’s definition, but it also included an adjustment for the portion of goodwill and non-servicing intangible assets associated with MSSB’s noncontrolling interests (i.e., Citi’s) share of MSSB’s goodwill and intangibles). The Company’s conformance to the Federal Reserve’s definition under the final rule reduced its Tier 1 common capital and Tier 1 common ratio by approximately $4.2 billion and 132 basis points, respectively at December 31, 2011.

In November 2011, the Federal Reserve issued final rules on capital plans (“Capital Plans”), which require large bank holding companies such as the Company to submit Capital Plans on an annual basis in order for the Federal Reserve to assess the companies’ systems and processes that incorporate forward-looking projections of revenue and losses to monitor and maintain their internal capital adequacy. The rules also require that such companies receive no objection from the Federal Reserve before making a capital action. The Federal Reserve published the results of its 2012 Comprehensive Capital Analysis and Review in March 2012. The Company received no objection to its 2012 capital plan, including the potential acquisition of an additional 14% of MSSB and ongoing payment of current common and preferred dividends.

Total allowable capital is composed of Tier 1 capital, which includes Tier 1 common capital, and Tier 2 capital. Under the Federal Reserve’s Capital Plans final rules, Tier 1 common capital is calculated as Tier 1 capital less non-common elements in Tier 1 capital. Non-common elements include perpetual preferred stock and related surplus, minority interests in subsidiaries, trust preferred securities and mandatory convertible preferred securities. In their June 2012 Basel III proposals, the U.S. banking regulators proposed a new definition of common equity Tier 1 capital. The existing supervisory definition of Tier 1 common capital will remain in force under the Capital Plans final rules until the Federal Reserve adopts the new Basel III common equity Tier 1 ratio. Tier 1 capital consists predominantly of common shareholders’ equity as well as qualifying preferred stock and qualifying restricted core capital elements (trust preferred securities and noncontrolling interests) less goodwill, non-servicing intangible assets (excluding allowable mortgage servicing rights), net deferred tax assets (recoverable in excess of one year), an after-tax debt valuation adjustment and certain other deductions, including equity investments. The debt valuation adjustment in the above table represents the cumulative change in fair value of certain long-term and short-term borrowings that was attributable to the Company’s own instrument-specific credit spreads and is included in retained earnings. For a further discussion of fair value, see Note 3 to the condensed consolidated financial statements.

At June 30, 2012, the Company calculated its RWAs in accordance with the regulatory capital requirements of the Federal Reserve, which is consistent with guidelines described under Basel I. RWAs reflect both on and off-balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations.

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

In December 2009, the Basel Committee released proposals on risk-based capital, leverage and liquidity standards, known as “Basel III.” In June 2012, the U.S. banking regulators proposed rules to implement many aspects of Basel III (the “proposals”). The proposals complement an earlier proposal for revisions to the market risk framework. The earlier proposal, also referred to as “Basel 2.5”, increases capital requirements for securitizations and correlation trading within the Company’s trading book. In June 2012, the U.S. banking regulators issued final rules that are intended to implement certain aspects of the Basel 2.5 market risk framework proposals. Those rules will become effective on January 1, 2013.

The proposals contain new capital standards that raise the quality of capital and strengthen counterparty credit risk capital requirements and introduce a leverage ratio as a supplemental measure to the risk-based ratio. The proposals include a new capital conservation buffer, which imposes a common equity requirement above the new minimum that can be depleted under stress, and could result in restrictions on capital distributions and discretionary bonuses under certain circumstances. The proposals also provide for a potential countercyclical buffer which regulators can activate during periods of excessive credit growth in their jurisdiction. The U.S. banking regulators did not address the new additional loss absorbency capital requirement for global systemically important banks (“GSIB”), such as the Company, that is included in the original Basel III standards; however, the U.S. banking regulators indicated that guidance on GSIB capital requirement would be forthcoming. The proposals also propose amendments to the advanced approaches risk-based capital rule that will amend certain aspects of the treatment of counterparty credit risk under the Basel II framework and replace the use of externally developed credit ratings with proposed alternatives such as internally developed credit ratings. Under the proposals, the new capital requirements would be phased in over several years, beginning in 2013.

In June 2011, the U.S. banking regulators published final regulations implementing a certain provision of the Dodd-Frank Act requiring that certain institutions supervised by the Federal Reserve, including the Company, be subject to minimum capital requirements that are not less than the generally applicable risk-based capital requirements. The proposals would establish a standardized approach that, among other things, modifies risk weights for certain types of asset classes and would serve as the minimum “capital floor” for certain financial institutions, including the Company. The proposals also include proposed changes to the determination of risk weights for certain types of asset classes for financial institutions employing advanced approaches.

Pursuant to provisions of the Dodd-Frank Act, over time, trust preferred securities that meet Tier 2 capital eligibility criteria will no longer qualify as Tier 1 capital but will only qualify as Tier 2 capital. This change in regulatory capital treatment will be phased in incrementally during a transition period that will start on January 1, 2013 and end on January 1, 2016. This provision of the Dodd-Frank Act accelerates the phasing in of the disqualification of the trust preferred securities as provided for by Basel III.

Under the Basel III proposals, based on a preliminary analysis of the guidelines published to date and other factors, the Company estimates its pro forma Tier 1 common capital ratio under Basel III will be approximately 9% by the end of 2012. This is a preliminary estimate assuming relevant regulatory model approvals and may change based on final rules to be issued by the Federal Reserve. If the Company does not receive such model approvals, this could have a significant impact on the Company’s estimates. The pro forma Tier 1 common capital ratio under Basel III is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to gauge future regulatory capital requirements. The pro forma Tier 1 common capital ratio estimate is based on shareholders’ equity, Tier 1 common capital and RWAs at June 30, 2012, adjusted for analysts’ consensus of earnings for the remainder of 2012, and various mitigation efforts. This preliminary estimate is forward-looking, is subject to risks and uncertainties that may cause actual results to differ materially and should not be taken as a projection of what the Company’s capital ratios, RWAs, earnings or other results will actually be at these future dates. For a discussion of risks and uncertainties that may affect the future results of the Company, please see “Risk Factors” in Part I, Item 1A of the Form 10-K.

Liquidity.

The Basel Committee has developed two standards for supervisors to use in liquidity risk supervision. The first standard’s objective is to promote the short-term resilience of the liquidity risk profile of banks and bank holding companies. The Basel Committee developed the Liquidity Coverage Ratio (“LCR”) to ensure banks have sufficient high-quality liquid assets to cover net outflows arising from significant stress lasting 30 calendar days. The standard requires that the value of the ratio be no lower than 100%. The second standard’s objective is to promote resilience over a longer time horizon. The Net Stable Funding Ratio (“NSFR”) has a time horizon of one year and builds on traditional “net liquid asset” and “cash capital” methodologies used widely by internationally active banking organizations to provide a sustainable maturity structure of assets and liabilities. The NSFR is defined as the amount of available stable funding to the amount of required stable funding. This ratio must be greater than 100%. After an observation period that began in 2011, the LCR, including any revisions, will be introduced on January 1, 2015. The NSFR, including any revisions, will move to a minimum standard by January 1, 2018. The Company will continue to monitor the development of these standards, including the potential impact on the Company’s current liquidity and funding requirements.

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

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at June 30, 2012 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total at June 30, 2012
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$797	$8	$6	$—	$811
Investment activities	1,132	174	44	281	1,631
Primary lending commitments—investment grade(1)(2)	11,352	12,303	33,824	946	58,425
Primary lending commitments—non-investment grade(2)	1,801	2,450	9,434	1,755	15,440
Secondary lending commitments(3)	71	135	28	73	307
Commitments for secured lending transactions	891	41	—	—	932
Forward starting reverse repurchase agreements and securities borrowing agreements(4)(5)	57,864	—	—	—	57,864
Commercial and residential mortgage-related commitments	1,583	34	253	358	2,228
Other commitments	1,249	144	45	63	1,501

Total	$76,740	$15,289	$43,634	$3,476	$139,139

(1)	This amount includes commitments to asset-backed commercial paper conduits of $275 million at June 30, 2012, of which $138 million have maturities of less than one year and $137 million of which have maturities of one to three years.
(2)	This amount includes $24.1 billion of investment grade and $4.3 billion of non-investment grade unfunded commitments accounted for as held for investment and $4.7 billion of investment grade and $2.1 billion of non-investment grade unfunded commitments accounted for as held for sale at June 30, 2012. The remainder of these lending commitments are carried at fair value.
(3)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 3 to the condensed consolidated financial statements).
(4)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to June 30, 2012 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and of the amount at June 30, 2012, $52.7 billion settled within three business days.
(5)	The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $3 billion.

The above table excludes the commitment related to the Company’s exercise of its right to purchase an additional 14% in MSSB (see “Business Segments—Global Wealth Management Group—MSSB” herein).

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

Trading Risks.

The table below presents the Company’s 95%/one-day Trading VaR:

Table 1: 95% VaR	95%/One-Day VaR for the Quarter Ended June 30, 2012				95%/One-Day VaR for the Quarter Ended March 31, 2012
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$72	$75	$95	$60	$56	$57	$75	$46
Equity price	31	36	46	26	38	33	42	24
Foreign exchange rate	24	16	24	9	13	16	25	9
Commodity price	28	34	40	26	32	31	36	25
Less: Diversification benefit(1)(2)	(76)	(80)	N/A	N/A	(70)	(65)	N/A	N/A

Primary Risk Categories	$79	$81	$108	$71	$69	$72	$84	$65

Credit Portfolio	29	33	34	29	33	40	52	33
Less: Diversification benefit(1)(2)	(23)	(23)	N/A	N/A	(24)	(28)	N/A	N/A

Total Trading VaR	$85	$91	$118	$79	$78	$84	$93	$76

(1)	Diversification benefit equals the difference between the total VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.
(2)	N/A—Not Applicable. The minimum and maximum VaR values for the total VaR and each of the component VaRs might have occurred on different days during the quarter and therefore the diversification benefit is not an applicable measure.

The Company’s average VaR for the Primary Risk Categories for the quarter ended June 30, 2012 was $81 million compared with $72 million for the quarter ended March 31, 2012. This increase was driven by activity in the interest rate and credit spread asset classes.

The average Credit Portfolio VaR for the quarter ended June 30, 2012 was $33 million compared with $40 million for the quarter ended March 31, 2012. This reduction primarily reflects the transition of loans held at fair value to loans held for investment net of allowance.

The average Total Trading VaR for the quarter ended June 30, 2012 was $91 million compared with $84 million for the quarter ended March 31, 2012. This increase was principally the result of the interest rate and credit spread activity in the Primary Risk Categories.

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

Table 2 presents the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (95% versus 99%) for the VaR statistic or a shorter historical time series (four-year versus one-year) for market data upon which it bases its simulations. The four-year VaR measure continues to reflect the high market volatilities experienced through the second half of 2008, while the one-year VaR is no longer affected by these phenomena.

Table 2: 95% and 99% Average Trading VaR with Four-Year / One-Year Historical Time Series	95% Average One-Day VaR for the Quarter Ended June 30, 2012		99% Average One-Day VaR for the Quarter Ended June 30, 2012
Market Risk Category	Four-Year Risk Factor History	One-Year Risk Factor History	Four-Year Risk Factor History	One-Year Risk Factor History
	(dollars in millions)
Interest rate and credit spread	$75	$76	$127	$130
Equity price	36	30	52	43
Foreign exchange rate	16	13	27	21
Commodity price	34	29	52	44
Less: Diversification benefit(1)	(80)	(76)	(132)	(132)

Primary Risk Categories	$81	$72	$126	$106

Credit Portfolio	33	26	67	41
Less: Diversification benefit(1)	(23)	(17)	(46)	(26)

Total Trading VaR	$91	$81	$147	$121

(1)	Diversification benefit equals the difference between the total VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.

Distribution of VaR Statistics and Net Revenues for the quarter ended June 30, 2012.

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

Primary Risk Categories.

As shown in Table 1, the Company’s average 95%/one-day Primary Risk Categories VaR for the quarter ended June 30, 2012 was $81 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Primary Risk Categories VaR for the quarter ended June 30, 2012. The most frequently occurring value was between $80 million and $85 million, while for approximately 80% of trading days during the quarter the Primary Risk Categories VaR was below $85 million.

The histogram below shows the distribution of daily net trading revenue for the Company’s businesses that comprise the Primary Risk Categories for the quarter ended June 30, 2012. This excludes non-trading revenues of these businesses and revenue associated with the Company’s own credit risk. During the quarter ended June 30, 2012, the Company’s businesses that comprise the Primary Risk Categories experienced net trading losses on fifteen days, of which zero days were in excess of the 95%/one-day Primary Risk Categories VaR.

Total Trading—including the Primary Risk Categories and the Credit Portfolio.

As shown in Table 1, the Company’s average 95%/one-day Total Trading VaR, which includes the Primary Risk Categories and the Credit Portfolio, for the quarter ended June 30, 2012 was $91 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Total Trading VaR for the quarter ended June 30, 2012. The most frequently occurring value was between $85 million and $90 million, while for approximately 77% of trading days during the quarter the Total Trading VaR ranged between $80 million and $95 million.

The histogram below shows the distribution of daily net trading revenue for the Company’s Trading businesses for the quarter ended June 30, 2012. This excludes non-trading revenues of these businesses and revenue associated with the Company’s own credit risk. During the quarter ended June 30, 2012, the Company experienced net trading losses on fifteen days, of which zero days were in excess of the 95%/one-day Trading VaR.

Non-Trading Risks.

The Company believes that sensitivity analysis is an appropriate representation of the Company’s non-trading risks. Reflected below is this analysis, which covers substantially all of the non-trading risk in the Company’s portfolio.

Counterparty Exposure Related to the Company’s Own Spread.

The credit spread risk relating to the Company’s own mark-to-market derivative counterparty exposure is managed separately from VaR. The credit spread risk sensitivity of this exposure corresponds to an increase in value of approximately $6 million for each 1 basis point widening in the Company’s credit spread level for both June 30, 2012 and March 31, 2012.

Funding Liabilities.

The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $12 million for each 1 basis point widening in the Company’s credit spread level for both June 30, 2012 and March 31, 2012.

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

	June 30, 2012		March 31, 2012
	+100 Basis Points	+200 Basis Points	+100 Basis Points	+200 Basis Points
	(dollars in millions)
Impact on income from continuing operations before income taxes	$771	$1,303	$614	$1,019
Impact on income from continuing operations before income taxes excluding Citi’s share of MSSB(1)	535	918	384	650

(1)	Reflects the exclusion of the portion of income from continuing operations before taxes associated with MSSB’s noncontrolling interest in the joint venture.

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

	10% Sensitivity
Investments	June 30, 2012	March 31, 2012
	(dollars in millions)
Investments related to Asset Management activities:
Hedge fund investments	$132	$134
Private equity and infrastructure funds	114	115
Real estate funds	133	132

Other investments:
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	148	137
Other Company investments	298	292

Credit Risk.

For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A of the Form 10-K. See Notes 7 and 11 to the condensed consolidated financial statements for additional information about the Company’s financing receivables and lending commitments, respectively.

Lending Activities.

The Company provides loans to a variety of customers, from large corporate and institutional clients to high-net-worth individuals. The table below summarizes the Company’s loans classified as Loans and Financial instruments owned in the condensed consolidated statements of financial condition at June 30, 2012. See Notes 3 and 7 to the condensed consolidated financial statements for further information.

	Institutional Securities Corporate Lending(1)	Institutional Securities Other(2)	Global Wealth Management Group(3)	Total
	(dollars in millions)
Commercial and industrial	$4,242	$770	$2,445	$7,457
Consumer loans	—	—	6,200	6,200
Residential real estate loans	—	—	5,489	5,489
Wholesale real estate loans	—	374	27	401

Loans held for investment, net of allowance	4,242	1,144	14,161	19,547

Loans held for sale	1,712	—	135	1,847

Loans held at fair value	12,190	8,375	—	20,565

Total Loans	$18,144	$9,519	$14,296	$41,959

(1)	In addition to loans, at June 30, 2012, $28.4 billion of unfunded lending commitments were accounted for as held for investment, $6.8 billion of unfunded lending commitments were accounted for as held for sale and $38.6 billion of unfunded lending commitments were accounted for at fair value.
(2)	In addition to loans, at June 30, 2012, $1.2 billion of unfunded lending commitments were accounted for as held for investment and $0.7 billion of unfunded lending commitments were accounted for at fair value.
(3)	In addition to loans, at June 30, 2012, $2.7 billion of unfunded lending commitments were accounted for as held for investment and $0.4 billion of unfunded lending commitments were accounted for as held for sale.

Institutional Securities Corporate Lending-Credit Exposure.    In connection with certain of its Institutional Securities business segment activities, the Company provides loans or lending commitments (including bridge financing) to selected corporate clients. Such loans and lending commitments can generally be classified as either “relationship-driven” or “event-driven.” These loans and lending commitments have varying terms, may be senior or subordinated, may be secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated, traded or hedged by the Company.

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

The borrower’s ability to draw on the commitment is also subject to certain terms and conditions, among other factors. The Company risk manages its exposures in connection with “event-driven” transactions through various means, including syndication, distribution and/or hedging. The Company’s “event-driven” loans and lending commitments typically consist of term loans and bridge loans. These loans are carried either at fair value, lower of cost or fair value, or amortized cost in the condensed consolidated statements of financial condition.

During 2011, the Company accounted for certain new “relationship-driven” and “event-driven” loans and lending commitments as held for investment. Effective April 1, 2012, the Company began accounting for all new “relationship-driven” and “event-driven” loans and lending commitments as either held for investment or held for sale.

The table below presents the Company’s credit exposure from its corporate lending positions and lending commitments, which is measured in accordance with the Company’s internal risk management standards at June 30, 2012. The “total corporate lending exposure” column includes both lending commitments and funded loans. Lending commitments represent legally binding obligations to provide funding to clients at June 30, 2012 for both “relationship-driven” and “event-driven” lending transactions. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements.

Corporate Lending Commitments and Funded Loans at June 30, 2012

	Years to Maturity				Total Corporate Lending Exposure(2)
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$581	$124	$111	$—	$816
AA	3,545	1,382	4,880	67	9,874
A	3,641	5,273	9,906	581	19,401
BBB	5,236	10,072	20,956	924	37,188

Investment grade	13,003	16,851	35,853	1,572	67,279
Non-investment grade	3,313	3,612	14,524	2,223	23,672

Total	$16,316	$20,463	$50,377	$3,795	$90,951

(1)	Obligor credit ratings are determined by the Credit Risk Management Department.
(2)	Total corporate lending exposure represents the Company’s potential loss assuming the market price of funded loans and lending commitments was zero.

At June 30, 2012, the aggregate amount of investment grade loans was $8.9 billion and the aggregate amount of non-investment grade loans was $8.2 billion. The “relationship-driven” loans held for investment were all current at June 30, 2012. In connection with these corporate lending activities (which include corporate funded loans and lending commitments), the Company had hedges (which include “single name,” “sector” and “index” hedges) with a notional amount of $24.4 billion related to the total corporate lending exposure of $91.0 billion at June 30, 2012.

“Event-Driven” Loans and Lending Commitments at June 30, 2012.

Included in the total corporate lending exposure amounts in the table above at June 30, 2012 were “event-driven” exposure of $10.9 billion composed of funded loans of $2.2 billion and lending commitments of $8.7 billion. Included in the “event-driven” exposure at June 30, 2012 were $4.8 billion of loans and lending commitments to non-investment grade borrowers. The maturity profile of the “event-driven” loans and lending commitments at June 30, 2012 was as follows: 59% will mature in less than 1 year, 22% will mature within 1 to 3 years, 6% will mature within 3 to 5 years, and 13% will mature in over 5 years.

At June 30, 2012, $229 million of the Company’s “event-driven” loans were on non-accrual basis; all other “event-driven” loans were current. These loans primarily are those the Company originated prior to the financial crisis in 2008 and was unable to sell or syndicate. For loans carried at fair value that are on non-accrual status, interest income is recognized on a cash basis.

Institutional Securities Other Lending Activities.

In addition to the primary corporate lending activity described above, the Institutional Securities business segment engages in other lending activity. These loans include corporate loans purchased in the secondary market, commercial and residential mortgage loans, asset-backed loans and financing extended to equities and commodities customers. At June 30, 2012, approximately 98% of Institutional Securities Other lending activities held for investment were current; less than 7% were on non-accrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

Global Wealth Management Group Activities.

The principal Global Wealth Management Group activities that result in credit risk to the Company include non-purpose lending, structured credit facilities and residential mortgage lending. Non-purpose securities-based lending allows clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying margin stock or refinancing margin debt. The Company establishes approved lines and advance rates against qualifying securities and monitors limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce debt positions, when necessary.

The Global Wealth Management Group business segment also provides structured credit facilities to high net worth individuals and their small and medium-sized domestic businesses, with a suite of products that includes working capital lines of credit, revolving lines of credit, standby letters of credit, and term loans. Decisions to extend credit are based on an analysis of the borrower, the guarantor, the collateral, cash flow, liquidity, leverage and credit history.

With respect to first mortgages and second mortgages, including home equity line of credit (“HELOC”) loans, a loan evaluation process is adopted within a framework of credit underwriting policies and collateral valuation. The Company’s underwriting policy is designed to ensure that all borrowers pass an assessment of capacity and willingness to pay, which includes an analysis of applicable industry standard credit scoring models (e.g., FICO scores), debt ratios and reserves of the borrower. Loan-to-collateral value ratios are determined based on independent third-party property appraisal/valuations, and security lien position is established through title/ownership reports. Eligible conforming loans are currently held for sale, while most non-conforming and HELOC loans are held for investment in the Company’s portfolio.

At June 30, 2012, approximately 99% of Global Wealth Management Group’s loans held for investment portfolio were current.

Credit Exposure—Derivatives.    For credit exposure information on the Company’s OTC derivative products, see Note 10 to the condensed consolidated financial statements.

Credit Derivatives.

A credit derivative is a contract between a seller (guarantor) and buyer (beneficiary) of protection against the risk of a credit event occurring on a set of debt obligations issued by a specified reference entity. The beneficiary pays a periodic premium (typically quarterly) over the life of the contract and is protected for the period. If a credit event occurs, the guarantor is required to make payment to the beneficiary based on the terms of the credit derivative contract. Credit events, as defined in the contract, may include one or more of the following defined events: bankruptcy, dissolution or insolvency of the referenced entity, failure to pay, obligation acceleration, repudiation, payment moratorium and restructurings.

The Company trades in a variety of credit derivatives and may either purchase or write protection on a single name or portfolio of referenced entities. In transactions referencing a portfolio of referenced names or securities, protection may be limited to a tranche of exposure or a single name within the portfolio. The Company is an active market maker in the credit derivatives markets. As a market maker, the Company works to earn a bid-offer spread on client flow business and manage any residual credit or correlation risk on a portfolio basis. Further, the Company uses credit derivatives to manage its exposure to residential and commercial mortgage loans and corporate lending exposures during the periods presented. The effectiveness of the Company’s credit default swaps (“CDS”) protection as a hedge of the Company’s exposures may vary depending upon a number of factors, including the contractual terms of the CDS.

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

The following table summarizes the key characteristics of the Company’s credit derivative portfolio by counterparty at June 30, 2012. The fair values shown are before the application of any counterparty or cash collateral netting.

	At June 30, 2012
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$90,032	$85,136	$4,896	$1,826,088	$1,796,659
Insurance and other financial institutions	10,868	10,796	72	293,358	353,039
Monolines(2)	202	2	200	16,503	100
Non-financial entities	362	282	80	9,047	7,755

Total	$101,464	$96,216	$5,248	$2,144,996	$2,157,553

(1)	The Company’s CDS are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 9% of receivable fair values and 6% of payable fair values represent Level 3 amounts.
(2)	Credit derivatives used to hedge the Company’s credit exposure to Monolines (including derivative counterparty exposure) are included in the table based on the counterparties writing such hedges. None of these hedges are written by other Monolines.

See Note 10 to the condensed consolidated financial statements for further information on credit derivatives.

Country Risk Exposure.    Country risk exposure is the risk that events within a country, such as currency crises, regulatory changes and other political events, will adversely affect the ability of the sovereign government and/or obligors within the country to honor their obligations to the Company. Country risk exposure is measured in accordance with the Company’s internal risk management standards and includes obligations from sovereign governments, corporations, clearinghouses and financial institutions. The Company actively manages country risk exposure through a comprehensive risk management framework that combines credit and market fundamentals as well as scenario analysis, and allows the Company to effectively identify, monitor and limit country risk. Country risk exposure before and after hedges are monitored and managed, with stress testing and scenario analysis conducted on a continuous basis, to identify exposure concentrations, wrong way risk and the impact of idiosyncratic events. In addition, indirect exposures are identified through the Company’s counterparty credit analysis as having a vulnerability or exposure to another country or jurisdiction. Examples of such counterparties include: mutual funds that invest in a single country, offshore companies whose assets reside in another country to that of the offshore jurisdiction and finance company subsidiaries of corporations. The outcome of such identification can result in a reclassification of country risk, amendment of counterparty limits or exposure mitigation. The Company reduces its country risk exposure through the effect of risk mitigants, such as netting agreements with counterparties that permit the Company to offset receivables and payables with such counterparties, obtaining collateral from counterparties, and by hedging. For a further discussion of the Company’s country risk exposure, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Country Risk Exposure” in Part II, Item 7A of the Form 10-K.

The Company’s sovereign exposures consist of financial instruments entered into with sovereign and local governments. Its non-sovereign exposures comprise exposures to corporations and financial institutions. The following table shows the Company’s significant non-U.S. country risk exposure, except for select European countries (see “Country Risk Exposure—Select European Countries” herein), at June 30, 2012.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	Exposure Before Hedges	Hedges(4)	Net Exposure(5)
	(dollars in millions)
United Kingdom:
Sovereigns	$(308)	$93	$—	$—	$(215)	$(299)	$(514)
Non-sovereigns	629	14,037	3,363	4,523	22,552	(3,547)	19,005

Sub-total	$321	$14,130	$3,363	$4,523	$22,337	$(3,846)	$18,491

Germany:
Sovereigns	$7,356	$445	$—	$—	$7,801	$(1,342)	$6,459
Non-sovereigns	255	2,670	442	4,228	7,595	(2,665)	4,930

Sub-total	$7,611	$3,115	$442	$4,228	$15,396	$(4,007)	$11,389

Brazil:
Sovereigns	$4,188	$—	$—	$—	$4,188	$—	$4,188
Non-sovereigns	227	356	702	221	1,506	(74)	1,432

Sub-total	$4,415	$356	$702	$221	$5,694	$(74)	$5,620

Canada:
Sovereigns	$534	$13	$—	$—	$547	$—	$547
Non-sovereigns	594	1,042	172	1,473	3,281	(475)	2,806

Sub-total	$1,128	$1,055	$172	$1,473	$3,828	$(475)	$3,353

China:
Sovereigns	$211	$356	$—	$—	$567	$—	$567
Non-sovereigns	1,372	376	624	15	2,387	(88)	2,299

Sub-total	$1,583	$732	$624	$15	$2,954	$(88)	$2,866

(1)	Net inventory representing exposure to both long and short single name and index positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable). For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” herein.
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) taking into consideration legally enforceable master netting agreements and collateral.
(3)	At June 30, 2012, the benefit of collateral received against counterparty credit exposure was $17.1 billion in the U.K. with all the collateral consisting of cash and U.K. government obligations, and $18.6 billion in Germany with 95% of collateral consisting of cash. The benefit of collateral received against counterparty credit exposure in the other three countries totaled approximately $2.0 billion, with collateral primarily consisting of cash. These amounts do not include collateral received on secured financing transactions.
(4)	Represents CDS hedges on net counterparty exposure and funded lending. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(5)	In addition, at June 30, 2012, the Company had exposure to these countries for overnight deposits with banks of approximately $6.2 billion.

Country Risk Exposure—Select European Countries.    In connection with certain of its Institutional Securities business segment activities, the Company has country risk exposure to many foreign countries. During the quarter and six months ended June 30, 2012, certain European countries, which include Greece, Ireland, Italy, Portugal and Spain (the “European Peripherals”) and France, experienced varying degrees of credit deterioration due to weaknesses in their economic and fiscal situations. The following table shows the Company’s country risk exposure to European Peripherals and France at June 30, 2012. Such country risk exposure is measured in accordance with the Company’s internal risk management standards and includes obligations from sovereign and non-sovereigns, which includes governments, corporations, clearinghouses and financial institutions.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	CDS Adjustment(4)	Exposure Before Hedges	Hedges(5)	Net Exposure
	(dollars in millions)
Greece:
Sovereigns	$24	$13	$—	$—	$—	$37	$—	$37
Non-sovereigns	86	5	34	—	—	125	(34)	91

Sub-total	$110	$18	$34	$—	$—	$162	$(34)	$128

Ireland:
Sovereigns	$34	$10	$—	$—	$4	$48	$(2)	$46
Non-sovereigns	103	96	73	3	16	291	(18)	273

Sub-total	$137	$106	$73	$3	$20	$339	$(20)	$319

Italy:
Sovereigns	$(610)	$279	$—	$—	$279	$(52)	$(183)	$(235)
Non-sovereigns	322	668	426	1,406	166	2,988	(505)	2,483

Sub-total	$(288)	$947	$426	$1,406	$445	$2,936	$(688)	$2,248

Spain:
Sovereigns	$(336)	$16	$—	$—	$506	$186	$(16)	$170
Non-sovereigns	225	472	77	777	184	1,735	(306)	1,429

Sub-total	$(111)	$488	$77	$777	$690	$1,921	$(322)	$1,599

Portugal:
Sovereigns	$(285)	$29	$—	$—	$26	$(230)	$(83)	$(313)
Non-sovereigns	66	33	127	—	54	280	(85)	195

Sub-total	$(219)	$62	$127	$—	$80	$50	$(168)	$(118)

Sovereigns	$(1,173)	$347	$—	$—	$815	$(11)	$(284)	$(295)
Non-sovereigns	802	1,274	737	2,186	420	5,419	(948)	4,471

Total
European
Peripherals(6)	$(371)	$1,621	$737	$2,186	$1,235	$5,408	$(1,232)	$4,176

France(6):
Sovereigns	$(1,879)	$237	$—	$—	$11	$(1,631)	$(319)	$(1,950)
Non-sovereigns	11	2,060	258	1,718	326	4,373	(1,071)	3,302

Sub-total(6)	$(1,868)	$2,297	$258	$1,718	$337	$2,742	$(1,390)	$1,352

(1)	Net inventory representing exposure to both long and short single name and index positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable). For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” herein.
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) taking into consideration legally enforceable master netting agreements and collateral.

(3)	At June 30, 2012, the benefit of collateral received against counterparty credit exposure was $4.4 billion in the European Peripherals with 95% of such collateral consisting of cash or German government obligations, and $8.4 billion in France with 99% of such collateral consisting of cash. These amounts do not include collateral received on secured financing transactions.
(4)	CDS adjustment represents credit protection purchased from European peripheral banks on European peripheral sovereign and financial institution risk, or French banks on French sovereign and financial institution risk. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(5)	Represents CDS hedges on net counterparty exposure and funded lending. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(6)	In addition, at June 30, 2012, the Company had European Peripherals and French exposure for overnight deposits with banks of approximately $84 million and $19 million, respectively.

Industry Exposure—Corporate Lending and OTC Derivative Products.    The Company also monitors its credit exposure to individual industries for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivative contracts.

The following tables show the Company’s credit exposure from its primary corporate loans and lending commitments and OTC derivative products by industry at June 30, 2012:

Industry	Corporate Lending Exposure
(dollars in millions)
Utilities	$11,010
Energy	9,455
Funds, exchanges and other financial services(1)	7,614
Capital goods	5,843
Pharmaceuticals	5,727
Media-related entities	5,071
Chemicals, metals, mining and other materials	4,590
Telecommunications services	4,336
Technology software and services	4,043
Food, beverage and tobacco	3,981
Other	29,281

Total	$90,951

Industry	OTC Derivative Products(2)
(dollars in millions)
Utilities	$4,876
Special purpose vehicles	4,561
Banks	3,961
Funds, exchanges and other financial services(1)	2,548
Regional governments	2,137
Sovereign governments	1,432
Other	985

Total	$20,500

(1)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.
(2)	For further information on derivative instruments and hedging activities, see Note 10 to the condensed consolidated financial statements.

Item 4.	Controls and Procedures.

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

	Three Months Ended June 30, 2012
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(1):
U.S.	$132,966	$535	1.6%
Non-U.S.	79,886	127	0.6
Securities available for sale:
U.S.	32,082	76	1.0
Loans:
U.S.	18,390	130	2.9
Non-U.S.	283	9	12.9
Interest bearing deposits with banks:
U.S.	26,556	8	0.1
Non-U.S.	11,448	16	0.6
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	189,565	(58)	(0.1)
Non-U.S.	103,320	104	0.4
Other:
U.S.	49,027	149	1.2
Non-U.S.	18,705	227	4.9

Total	$662,228	$1,323	0.8%

Non-interest earning assets	122,136

Total assets	$784,364

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$66,381	$45	0.3%
Non-U.S.	117	—	—
Commercial paper and other short-term borrowings:
U.S.	102	1	4.0
Non-U.S.	1,714	10	2.4
Long-term debt:
U.S.	164,426	1,066	2.6
Non-U.S.	7,035	21	1.2
Financial instruments sold, not yet purchased(1):
U.S.	40,299	—	—
Non-U.S.	56,470	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	94,431	243	1.0
Non-U.S.	60,488	286	1.9
Other:
U.S.	83,553	(450)	(2.2)
Non-U.S.	34,641	262	3.1

Total	$609,657	$1,484	1.0

Non-interest bearing liabilities and equity	174,707

Total liabilities and equity	$784,364

Net interest income and net interest rate spread		$(161)	(0.2)%

(1)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income on Financial instruments owned.

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended June 30, 2011
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(1):
U.S.	$124,225	$592	1.9%
Non-U.S.	132,668	334	1.0
Securities available for sale:
U.S.	26,899	96	1.4
Loans:
U.S.	11,812	77	2.6
Non-U.S.	171	6	14.2
Interest bearing deposits with banks:
U.S.	43,834	12	0.1
Non-U.S.	15,001	31	0.8
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	222,620	(57)	(0.1)
Non-U.S.	96,348	387	1.6
Other:
U.S.	45,473	430	3.8
Non-U.S.	17,660	53	1.2

Total	$736,711	$1,961	1.1%

Non-interest earning assets	138,191

Total assets	$874,902

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$63,974	$60	0.4%
Non-U.S.	92	—	—
Commercial paper and other short-term borrowings:
U.S.	1,307	2	0.6
Non-U.S.	2,067	9	1.8
Long-term debt:
U.S.	187,432	1,285	2.8
Non-U.S.	7,365	7	0.4
Financial instruments sold, not yet purchased(1):
U.S.	36,686	—	—
Non-U.S.	73,101	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	114,917	191	0.7
Non-U.S.	79,965	491	2.5
Other:
U.S.	89,654	(159)	(0.7)
Non-U.S.	38,882	143	1.5

Total	$695,442	$2,029	1.2

Non-interest bearing liabilities and equity	179,460
Total liabilities and equity	$874,902

Net interest income and net interest rate spread		$(68)	(0.1)%

(1)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income on Financial instruments owned.

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Average Balances and Interest Rates and Net Interest Income

	Six Months Ended June 30, 2012
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(1):
U.S.	$132,273	$1,166	1.8%
Non-U.S.	83,597	287	0.7
Securities available for sale:
U.S.	31,795	162	1.0
Loans:
U.S.	17,158	242	2.9
Non-U.S.	239	15	12.7
Interest bearing deposits with banks:
U.S.	27,612	13	0.1
Non-U.S.	12,049	38	0.6
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	186,359	(95)	(0.1)
Non-U.S.	101,564	254	0.5
Other:
U.S.	49,863	381	1.5
Non-U.S.	16,239	402	5.0

Total	$658,748	$2,865	0.9%

Non-interest earning assets	126,274

Total assets	$785,022

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$65,957	$90	0.3%
Non-U.S.	153	—	—
Commercial paper and other short-term borrowings:
U.S.	395	3	1.5
Non-U.S.	2,017	21	2.1
Long-term debt:
U.S.	168,927	2,306	2.8
Non-U.S.	6,903	35	1.0
Financial instruments sold, not yet purchased(1):
U.S.	35,423	—	—
Non-U.S.	54,579	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	95,344	414	0.9
Non-U.S.	61,356	578	1.9
Other:
U.S.	81,855	(834)	(2.1)
Non-U.S.	34,701	472	2.8

Total	$607,610	$3,085	1.0

Non-interest bearing liabilities and equity	177,412

Total liabilities and equity	$785,022

Net interest income and net interest rate spread		$(220)	(0.1)%

(1)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income on Financial instruments owned.

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Average Balances and Interest Rates and Net Interest Income

	Six Months Ended June 30, 2011
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(1):
U.S.	$122,604	$1,322	2.2%
Non-U.S.	126,796	523	0.8
Securities available for sale:
U.S.	27,011	191	1.4
Loans:
U.S.	11,388	148	2.6
Non-U.S.	183	11	12.2
Interest bearing deposits with banks:
U.S.	46,160	24	0.1
Non-U.S.	14,812	53	0.7
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	214,927	(3)	—
Non-U.S.	93,836	608	1.3
Other:
U.S.	43,273	703	3.3
Non-U.S.	17,400	240	2.8

Total	$718,390	$3,820	1.1%

Non-interest earning assets	136,894

Total assets	$855,284

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$62,809	$126	0.4%
Non-U.S.	865	—	—
Commercial paper and other short-term borrowings:
U.S.	1,040	4	0.8
Non-U.S.	2,207	14	1.3
Long-term debt:
U.S.	186,742	2,589	2.8
Non-U.S.	7,049	15	0.4
Financial instruments sold, not yet purchased(1):
U.S.	29,792	—	—
Non-U.S.	67,662	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	115,917	378	0.7
Non-U.S.	80,972	777	1.9
Other:
U.S.	87,898	(365)	(0.8)
Non-U.S.	36,370	344	1.9

Total	$679,323	$3,882	1.2

Non-interest bearing liabilities and equity	175,961

Total liabilities and equity	$855,284

Net interest income and net interest rate spread		$(62)	(0.1)%

(1)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income on Financial instruments owned.

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Rate/Volume Analysis

The following tables set forth an analysis of the effect on net interest income of volume and rate changes:

	Three Months Ended June 30, 2012 versus Three Months Ended June 30, 2011
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Financial instruments owned:
U.S.	$42	$(99)	$(57)
Non-U.S.	(133)	(74)	(207)
Securities available for sale:
U.S.	18	(38)	(20)
Loans:
U.S.	43	10	53
Non-U.S.	4	(1)	3
Interest bearing deposits with banks:
U.S.	(5)	1	(4)
Non-U.S.	(7)	(8)	(15)
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	8	(9)	(1)
Non-U.S.	28	(311)	(283)
Other:
U.S.	34	(315)	(281)
Non-U.S.	3	171	174

Change in interest income	$35	$(673)	$(638)

Interest bearing liabilities
Deposits:
U.S.	$2	$(17)	$(15)
Commercial paper and other short-term borrowings:
U.S.	(2)	1	(1)
Non-U.S.	(2)	3	1
Long-term debt:
U.S.	(158)	(61)	(219)
Non-U.S.	—	14	14
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(34)	86	52
Non-U.S.	(120)	(85)	(205)
Other:
U.S.	12	(303)	(291)
Non-U.S.	(16)	135	119

Change in interest expense	$(318)	$(227)	$(545)

Change in net interest income	$353	$(446)	$(93)

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Six Months Ended June 30, 2012 versus Six Months Ended June 30, 2011

Increase (decrease) due to change in:

        Volume

        Rate

Net Change

(dollars in millions)

Interest earning assets

Financial instruments owned:

U.S.

$
104

$
(260
)

$
(156
)

Non-U.S.

(178
)

(58
)

(236
)

Securities available for sale:

U.S.

34

(63
)

(29
)

Loans:

U.S.

75

19

94

Non-U.S.

3

1

4

Interest bearing deposits with banks:

U.S.

(10
)

(1
)

(11
)

Non-U.S.

(10
)

(5
)

(15
)

Federal funds sold and securities purchased under agreements to resell and Securities borrowed:

U.S.

—

(92
)

(92
)

Non-U.S.

50

(404
)

(354
)

Other:

U.S.

108

(430
)

(322
)

Non-U.S.

(16
)

178

Change in interest income

$
160

$
(1,115
)

$
(955
)

Interest bearing liabilities

Deposits:

U.S.

$
6

$
(42
)

$
(36
)

Commercial paper and other short-term borrowings:

U.S.

(2
)

1

(1
)

Non-U.S.

(1
)

8

7

Long-term debt:

U.S.

(247
)

(36
)

(283
)

Non-U.S.

—

20

20

Securities sold under agreements to repurchase and Securities loaned:

U.S.

(67
)

103

36

Non-U.S.

(188
)

(11
)

(199
)

Other:

U.S.

24

(493
)

(469
)

Non-U.S.

(16
)

144

128

Change in interest expense

$
(491
)

$
(306
)

$
(797
)

Change in net interest income

$
651

$
(809
)

$
(158
)

Part II—Other Information.

Item 1.
Legal Proceedings.

In addition to the
matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”), the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (the
“First Quarter Form 10-Q”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

Residential Mortgage and Credit Crisis Related Matters.

Class Actions.

On July 16, 2012, the court in In re Morgan Stanley Mortgage Pass-Through Certificate Litigation denied defendants’
motion to dismiss the third amended complaint.

Other Litigation.

On May 4, 2012, the court in Abu Dhabi Commercial Bank v. Morgan Stanley & Co. Inc., et al. granted the Company’s motion to dismiss claims against the Company for breach of fiduciary duty and negligence, and denied the Company’s motion to dismiss claims against the Company for negligent misrepresentation. On July 2, 2012, plaintiffs filed supplemental disclosures with the Court alleging that they are seeking approximately $811 million in compensatory damages. Plaintiffs are also seeking punitive damages.

On May 4, 2012, the court in King
County, Washington, et al. v. IKB Deutsche Industriebank AG, et al., granted the Company’s motion to dismiss claims against the Company for breach of fiduciary duty and negligence, and denied the Company’s motion to dismiss claims against the Company for negligent misrepresentation.

On June 28, 2012, the court in Federal Home Loan Bank of Chicago v. Bank of
America Securities LLC, et al. overruled defendants’ demurrer to plaintiff’s first amended complaint, which demurrer was limited to statute of limitations and statute of repose grounds.

On May 21, 2012, the Company filed a motion to dismiss the amended complaint in Western and Southern Life Insurance Company, et al. v. Morgan
Stanley Mortgage Capital Inc., et al.

On July 13, 2012, the Company filed a motion to dismiss the complaint in Federal Housing
Finance Agency, as Conservator v. Morgan Stanley et al. On May 11, 2012, plaintiff withdrew its motion to remand in that action as well as in Federal Housing Finance Agency, as Conservator v. General Electric Company et
al.

On June 13, 2012, the Company removed Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B v. Morgan
Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. to the United States District Court for the Southern District of Texas. On June 21, 2012, the Company moved to transfer the action to the United States District Court for the Southern District of New York (the “SDNY”). On July 12, 2012, plaintiff moved to remand the action to Texas state court.

On April 26, 2012, the Company and other defendants filed a second motion to dismiss the amended complaints in the Cambridge Place Investment
Management Inc. v. Morgan Stanley & Co., Inc., et al. coordinated cases.

Commercial Mortgage Related Matter.

On January 25, 2011, the Company was named as a defendant in The Bank of New York Mellon Trust, National Association v. Morgan Stanley Mortgage
Capital, Inc., a litigation pending in the SDNY. The suit, brought by the trustee of a series of commercial mortgage pass-through certificates, alleges that the Company breached certain representations and warranties with respect to an $81 million commercial mortgage loan that was originated and transferred to the trust by the Company. The complaint seeks, among other things, to have the Company repurchase the loan and pay additional monetary damages. On June 27, 2011, the court denied the Company’s motion to dismiss, but directed the filing of an amended complaint. On July 29, 2011, the Company filed its answer to the first amended complaint. Factual discovery concluded on June 18, 2012. The court has indicated that motions for summary judgment are due to be filed by September 21, 2012.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended June 30, 2012.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period

Total Number of Shares Purchased

Average Price Paid Per Share

Total Number of Shares Purchased As Part of Publicly Announced Plans or
Programs(C)

Approximate Dollar Value of Shares that May Yet Be Purchased Under the
Plans or Programs

Month #1

(April 1, 2012—April 30, 2012)

Share Repurchase Program(A)

—

—

—

$
1,560

Employee Transactions(B)

399,581

$
17.65

—

—

Month #2

(May 1, 2012—May 31, 2012)

Share Repurchase Program(A)

—

—

—

$
1,560

Employee Transactions(B)

33,680

$
14.51

—

—

Month #3

(June 1, 2012—June 30, 2012)

Share Repurchase Program(A)

—

—

—

$
1,560

Employee Transactions(B)

93,059

$
13.26

—

—

Total

Share Repurchase Program(A)

—

—

—

$
1,560

Employee Transactions(B)

526,320

$
16.67

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
Officer

By:

/s/ PAUL C. WIRTH

Paul C. Wirth Deputy Chief Financial Officer

Date: August 6, 2012

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended June 30, 2012

Exhibit No.

Description

4.1

Eighth Supplemental Senior Indenture dated as of May 4, 2012 between Morgan Stanley and The Bank of New York Mellon, as trustee (supplemental to Senior Indenture dated November
1, 2004).

12

Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15

Letter of awareness from Deloitte & Touche LLP, dated August 6, 2012, concerning unaudited interim financial information.

31.1

Rule 13a-14(a) Certification of Chief Executive Officer.

31.2

Rule 13a-14(a) Certification of Chief Financial Officer.

32.1

Section 1350 Certification of Chief Executive Officer.

32.2

Section 1350 Certification of Chief Financial Officer.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition—June 30, 2012 and December 31,
2011, (ii) the Condensed Consolidated Statements of Income—Three Months and Six Months Ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income—Three Months and Six Months Ended June 30,
2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows—Six Months Ended June 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Changes in Total Equity—Six Months Ended June 30, 2012 and 2011, and
(vi) Notes to Condensed Consolidated Financial Statements (unaudited).

E-1