Form 10-Q
period 2012-09-30
MORGAN STANLEY
filed 2012-11-06
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 1,974,320,133 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2012

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

MORGAN STANLEY

Condensed Consolidated Statements of Financial Condition

(dollars in millions, except share data)

(unaudited)

	September 30, 2012	December 31, 2011
Assets
Cash and due from banks ($487 and $511 at September 30, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities generally not available to the Company)	$18,239	$13,165
Interest bearing deposits with banks	18,347	34,147
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	28,847	29,454
Financial instruments owned, at fair value (approximately $133,773 and $140,749 were pledged to various parties at September 30, 2012 and December 31, 2011, respectively):
U.S. government and agency securities	52,134	63,449
Other sovereign government obligations	37,171	29,059
Corporate and other debt ($2,261 and $3,007 at September 30, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities, generally not available to the Company)	55,439	68,923
Corporate equities	55,575	47,966
Derivative and other contracts	34,568	48,064
Investments ($1,855 and $1,666 at September 30, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities, generally not available to the Company)	8,501	8,195
Physical commodities	7,920	9,697

Total financial instruments owned, at fair value	251,308	275,353
Securities available for sale, at fair value	40,498	30,495
Securities received as collateral, at fair value	12,811	11,651
Federal funds sold and securities purchased under agreements to resell (includes $625 and $112 at fair value at September 30, 2012 and December 31, 2011, respectively)	136,282	130,155
Securities borrowed	138,545	127,074
Receivables:
Customers	45,506	33,977
Brokers, dealers and clearing organizations	7,673	5,248
Fees, interest and other	10,399	9,444
Loans (net of allowances of $101 and $17 at September 30, 2012 and December 31, 2011, respectively)	24,344	15,369
Other investments	4,749	4,832
Premises, equipment and software costs (net of accumulated depreciation of $5,350 and $4,852 at September 30, 2012 and December 31, 2011, respectively) ($227 and $234 at September 30, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities, generally not available to the Company)	6,083	6,457
Goodwill	6,622	6,686
Intangible assets (net of accumulated amortization of $1,162 and $910 at September 30, 2012 and December 31, 2011, respectively) (includes $6 and $133 at fair value at September 30, 2012 and December 31, 2011, respectively)	3,905	4,285
Other assets ($327 and $446 at September 30, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities, generally not available to the Company)	10,827	12,106

Total assets	$764,985	$749,898

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Financial Condition—(Continued)

(dollars in millions, except share data)

(unaudited)

	September 30, 2012	December 31, 2011
Liabilities
Deposits (includes $1,942 and $2,101 at fair value at September 30, 2012 and December 31, 2011, respectively)	$70,757	$65,662
Commercial paper and other short-term borrowings (includes $697 and $1,339 at fair value at September 30, 2012 and December 31, 2011, respectively)	2,123	2,843
Financial instruments sold, not yet purchased, at fair value:
U.S. government and agency securities	26,651	19,630
Other sovereign government obligations	27,528	17,141
Corporate and other debt	7,649	8,410
Corporate equities	28,026	24,497
Derivative and other contracts	35,033	46,453
Physical commodities	—	16

Total financial instruments sold, not yet purchased, at fair value	124,887	116,147
Obligation to return securities received as collateral, at fair value	16,441	15,394
Securities sold under agreements to repurchase (includes $287 and $348 at fair value at September 30, 2012 and December 31, 2011, respectively )	116,220	104,800
Securities loaned	35,920	30,462
Other secured financings (includes $9,674 and $14,594 at fair value at September 30, 2012 and December 31, 2011, respectively) ($1,176 and $2,316 at September 30, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities and are non-recourse to the Company)	18,173	20,719
Payables:
Customers	117,193	117,241
Brokers, dealers and clearing organizations	7,447	4,082
Interest and dividends	3,347	2,292
Other liabilities and accrued expenses ($119 and $121 at September 30, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities and are non-recourse to the Company)	14,561	15,944
Long-term borrowings (includes $45,756 and $39,663 at fair value at September 30, 2012 and December 31, 2011, respectively)	168,444	184,234

	695,513	679,820

Commitments and contingent liabilities (see Note 12)
Redeemable noncontrolling interests (see Notes 2, 3 and 14)	4,302	—
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	1,508	1,508
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at September 30, 2012 and December 31, 2011;
Shares issued: 2,038,893,979 at September 30, 2012 and 1,989,377,171 at December 31, 2011; Shares outstanding: 1,975,040,372 at September 30, 2012 and 1,926,986,130 at December 31, 2011	20	20
Paid-in capital	23,202	22,836
Retained earnings	39,441	40,341
Employee stock trust	2,979	3,166
Accumulated other comprehensive loss	(146)	(157)
Common stock held in treasury, at cost, $0.01 par value; 63,853,607 shares at September 30, 2012 and 62,391,041 shares at December 31, 2011	(2,226)	(2,499)
Common stock issued to employee trust	(2,979)	(3,166)

Total Morgan Stanley shareholders’ equity	61,799	62,049
Nonredeemable noncontrolling interests	3,371	8,029

Total equity	65,170	70,078

Total liabilities, redeemable noncontrolling interests and equity	$764,985	$749,898

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Income

(dollars in millions, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Investment banking	$1,152	$1,031	$3,319	$3,940
Principal transactions:
Trading	607	4,960	5,483	11,421
Investments	290	(298)	438	433
Commissions and fees	988	1,476	3,205	4,198
Asset management, distribution and administration fees	2,257	2,149	6,677	6,406
Other	152	347	432	110

Total non-interest revenues	5,446	9,665	19,554	26,508

Interest income	1,379	1,753	4,244	5,573
Interest expense	1,536	1,608	4,621	5,490

Net interest	(157)	145	(377)	83

Net revenues	5,289	9,810	19,177	26,591

Non-interest expenses:
Compensation and benefits	3,929	3,638	11,993	12,545
Occupancy and equipment	388	382	1,160	1,174
Brokerage, clearing and exchange fees	359	443	1,167	1,254
Information processing and communications	493	456	1,439	1,340
Marketing and business development	138	143	440	436
Professional services	477	440	1,367	1,310
Other	985	623	1,948	1,976

Total non-interest expenses	6,769	6,125	19,514	20,035

Income (loss) from continuing operations before income taxes	(1,480)	3,685	(337)	6,556
Provision for (benefit from) income taxes	(524)	1,415	(244)	1,709

Income (loss) from continuing operations	(956)	2,270	(93)	4,847

Discontinued operations:
Gain (loss) from discontinued operations	(15)	(5)	61	(55)
Provision for (benefit from) income taxes	(15)	(28)	40	(37)

Net gain (loss) from discontinued operations	—	23	21	(18)

Net income (loss)	$(956)	$2,293	$(72)	$4,829
Net income applicable to redeemable noncontrolling interests	8	—	8	—
Net income applicable to nonredeemable noncontrolling interests	59	94	446	469

Net income (loss) applicable to Morgan Stanley	$(1,023)	$2,199	$(526)	$4,360

Earnings (loss) applicable to Morgan Stanley common shareholders	$(1,047)	$2,153	$(599)	$2,335

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations	$(1,007)	$2,178	$(522)	$4,383
Net gain (loss) from discontinued operations	(16)	21	(4)	(23)

Net income (loss) applicable to Morgan Stanley	$(1,023)	$2,199	$(526)	$4,360

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$(0.55)	$1.15	$(0.32)	$1.48
Net gain (loss) from discontinued operations	—	0.01	—	(0.01)

Earnings (loss) per basic common share	$(0.55)	$1.16	$(0.32)	$1.47

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$(0.55)	$1.14	$(0.32)	$1.47
Net gain (loss) from discontinued operations	—	0.01	—	(0.02)

Earnings (loss) per diluted common share	$(0.55)	$1.15	$(0.32)	$1.45

Average common shares outstanding:
Basic	1,889,300,631	1,848,246,471	1,883,813,883	1,589,519,478

Diluted	1,889,300,631	1,868,743,943	1,883,813,883	1,607,962,757

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Comprehensive Income

(dollars in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(956)	$2,293	$(72)	$4,829
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	$43	$(108)	$(88)	$23
Amortization of cash flow hedges(2)	2	1	5	5
Net unrealized gains on Securities available for sale(3)	62	76	84	90
Pension, postretirement and other related adjustments(4)	(4)	1	15	8

Total other comprehensive income (loss)	$103	$(30)	$16	$126

Comprehensive income (loss)	$(853)	$2,263	$(56)	$4,955
Net income applicable to redeemable noncontrolling interests	8	—	8	—
Net income applicable to nonredeemable noncontrolling interests	59	94	446	469
Other comprehensive income (loss) applicable to redeemable noncontrolling interests	(1)	—	(1)	—
Other comprehensive income applicable to nonredeemable noncontrolling interests	29	63	5	72

Comprehensive income (loss) applicable to Morgan Stanley	$(948)	$2,106	$(514)	$4,414

(1)	Amounts are net of provision for (benefit from) income taxes of $(150) million and $239 million for the quarters ended September 30, 2012 and 2011, respectively, and $26 million and $103 million for the nine months ended September 30, 2012 and 2011, respectively.
(2)	Amounts are net of provision for income taxes of $1 million and $2 million for the quarters ended September 30, 2012 and 2011, respectively and $3 million and $4 million for the nine months ended September 30, 2012 and 2011, respectively.
(3)	Amounts are net of provision for income taxes of $46 million and $52 million for the quarters ended September 30, 2012 and 2011, respectively, and $63 million and $62 million for the nine months ended September 30, 2012 and 2011, respectively.
(4)	Amounts are net of provision for income taxes of $8 million and $1 million for the quarters ended September 30, 2012 and 2011, respectively, and $18 million and $1 million for the nine months ended September 30, 2012 and 2011, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Cash Flows

(dollars in millions)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(72)	$4,829
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Loss on equity method investees	24	788
Compensation payable in common stock and options	898	1,006
Depreciation and amortization	1,218	1,187
Gain on business dispositions	(108)	(24)
Gain on sale of securities available for sale	(53)	(130)
Gain on retirement of long-term debt	(29)	(46)
Impairment charges and other-than-temporary impairment charges	224	57
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	607	(11,684)
Financial instruments owned, net of financial instruments sold, not yet purchased	31,556	34,742
Securities borrowed	(11,471)	14,826
Securities loaned	5,458	(1,309)
Receivables and other assets	(23,625)	3,263
Payables and other liabilities	9,807	22,501
Federal funds sold and securities purchased under agreements to resell	(6,127)	(21,571)
Securities sold under agreements to repurchase	14,465	(37,545)

Net cash provided by operating activities	22,772	10,890

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from (payments for):
Premises, equipment and software costs	(865)	(1,088)
Business dispositions, net of cash disposed	1,536	—
Loans	(1,739)	(7,252)
Purchases of securities available for sale	(17,492)	(13,968)
Sales, maturities and redemptions of securities available for sale	8,200	16,809

Net cash used for investing activities	(10,360)	(5,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Commercial paper and other short-term borrowings	(720)	(375)
Distributions related to nonredeemable noncontrolling interests	(186)	(489)
Derivatives financing activities	102	54
Other secured financings	(4,291)	1,705
Deposits	5,095	2,372
Net proceeds from:
Excess tax benefits associated with stock-based awards	42	30
Issuance of long-term borrowings	16,196	30,063
Payments for:
Long-term borrowings	(36,386)	(31,936)
Repurchases of common stock for employee tax withholding	(222)	(311)
Purchase of additional stake in the Wealth Management Joint Venture from Citi	(1,890)	—
Cash dividends	(349)	(714)

Net cash provided by (used for) financing activities	(22,609)	399

Effect of exchange rate changes on cash and cash equivalents	(42)	140

Effect of cash and cash equivalents related to variable interest entities	(487)	362

Net increase (decrease) in cash and cash equivalents	(10,726)	6,292
Cash and cash equivalents, at beginning of period	47,312	47,615

Cash and cash equivalents, at end of period	$36,586	$53,907

Cash and cash equivalents include:
Cash and due from banks	$18,239	$12,255
Interest bearing deposits with banks	18,347	41,652

Cash and cash equivalents, at end of period	$36,586	$53,907

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $3,423 million and $4,832 million for the nine months ended September 30, 2012 and 2011, respectively.

Cash payments for income taxes were $330 million and $791 million for the nine months ended September 30, 2012 and 2011, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Changes in Total Equity

Nine Months Ended September 30, 2012

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- Redeemable Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2011	$1,508	$20	$22,836	$40,341	$3,166	$(157)	$(2,499)	$(3,166)	$8,029	$70,078
Net loss applicable to Morgan Stanley	—	—	—	(526)	—	—	—	—	—	(526)
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	446	446
Dividends	—	—	—	(374)	—	—	—	—	—	(374)
Shares issued under employee plans and related tax effects	—	—	473	—	(187)	—	495	187	—	968
Repurchases of common stock	—	—	—	—	—	—	(222)	—	—	(222)
Net change in cash flow hedges	—	—	—	—	—	5	—	—	—	5
Pension, postretirement and other related adjustments	—	—	—	—	—	10	—	—	5	15
Foreign currency translation adjustments	—	—	—	—	—	(88)	—	—	—	(88)
Change in net unrealized gains on securities available for sale	—	—	—	—	—	84	—	—	—	84
Purchase of additional stake in the Wealth Management Joint Venture	—	—	(107)	—	—	—	—	—	(1,718)	(1,825)
Reclassification to redeemable noncontrolling interests	—	—	—	—	—	—	—	—	(4,296)	(4,296)
Other net increases in nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	905	905

BALANCE AT SEPTEMBER 30, 2012	$1,508	$20	$23,202	$39,441	$2,979	$(146)	$(2,226)	$(2,979)	$3,371	$65,170

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Changes in Total Equity—(Continued)

Nine Months Ended September 30, 2011

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- Redeemable Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2010	$9,597	$16	$13,521	$38,603	$3,465	$(467)	$(4,059)	$(3,465)	$8,196	$65,407
Net loss applicable to Morgan Stanley	—	—	—	4,360	—	—	—	—	—	4,360
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	469	469
Dividends	—	—	—	(527)	—	—	—	—	—	(527)
Shares issued under employee plans and related tax effects	—	—	(917)	—	(249)	—	1,873	249	—	956
Repurchases of common stock	—	—	—	—	—	—	(312)	—	—	(312)
Net change in cash flow hedges	—	—	—	—	—	5	—	—	—	5
Pension, postretirement and other related adjustments	—	—	—	—	—	8	—	—	—	8
Foreign currency translation adjustments	—	—	—	—	—	(49)	—	—	72	23
Change in net unrealized gains on securities available for sale	—	—	—	—	—	90	—	—	—	90
Other increase in equity method investments	—	—	86	—	—	—	—	—	—	86
MUFG stock conversion	(8,089)	4	9,811	(1,726)	—	—	—	—	—	—
Other net decreases in nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	(471)	(471)

BALANCE AT SEPTEMBER 30, 2011	$1,508	$20	$22,501	$40,710	$3,216	$(413)	$(2,498)	$(3,216)	$8,266	$70,094

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Introduction and Basis of Presentation.

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

Global Wealth Management Group, which includes the Company’s 65% interest in Morgan Stanley Smith Barney Holdings LLC (the “Wealth Management Joint Venture” or “Wealth Management JV”), provides brokerage and investment advisory services to individual investors and small-to-medium sized businesses and institutions covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; cash management services; retirement services; and trust and fiduciary services and engages in fixed income principal trading, which primarily facilitates clients’ trading or investments in such securities.

Asset Management provides a broad array of investment strategies that span the risk/return spectrum across geographies, asset classes and public and private markets to a diverse group of clients across the institutional and intermediary channels as well as high net worth clients.

Discontinued Operations.

Saxon.    On October 24, 2011, the Company announced that it had reached an agreement to sell Saxon, a provider of servicing and subservicing of residential mortgage loans, to Ocwen Financial Corporation. The transaction, which was restructured as a sale of Saxon’s assets during the first quarter of 2012, was substantially completed in the second quarter of 2012. The remaining operations of Saxon are expected to be wound down within the year. The Company expects to incur incremental wind-down costs in future periods. The results of Saxon are reported as discontinued operations within the Institutional Securities business segment for all periods presented.

Quilter.    On April 2, 2012, the Company completed the sale of Quilter & Co. Ltd. (“Quilter”), its retail wealth management business in the United Kingdom (“U.K.”). The results of Quilter are reported as discontinued operations within the Global Wealth Management Group business segment for all periods presented.

Prior period amounts have been recast for discontinued operations. See Note 21 for additional information on discontinued operations.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”). The condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Consolidation.    The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest, including certain variable interest entities (“VIE”) (see Note 7). For condensed consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests for such subsidiaries is presented as either Net income (loss) applicable to redeemable noncontrolling interests or Net income (loss) applicable to nonredeemable noncontrolling interests in the condensed consolidated statements of income. The portion of the shareholders’ equity of such subsidiaries that is redeemable is presented as Redeemable noncontrolling interests outside of the equity section in the condensed statements of financial condition. The portion of the shareholders’ equity of such subsidiaries that is nonredeemable is presented as Nonredeemable noncontrolling interests in the condensed consolidated statements of financial condition.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the nine months ended September 30, 2012, other than the following, no other updates were made to the Company’s significant accounting policies.

Noncontrolling Interests.

For consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests.

As a result of the modifications to the purchase agreement regarding the Wealth Management JV, the Company now classifies Citigroup, Inc.’s (“Citi’s”) interest in the Wealth Management JV as redeemable noncontrolling interests, as the interest is redeemable at both the option of the Company and upon the occurrence of an event that is not solely within the Company’s control. This interest is classified outside of the equity section in Redeemable noncontrolling interests in the condensed consolidated statements of financial condition. Noncontrolling interests that do not contain such redemption features are presented as nonredeemable noncontrolling interests within the equity section of the condensed consolidated statements of financial condition.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Securities Available for Sale—Other-than-temporary Impairment.

For available for sale (“AFS”) debt securities, a credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. When determining if a credit loss exists, the Company considers all relevant information including the length of time and the extent to which the fair value has been less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors; the historical and implied volatility of the fair value of the security; the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future; failure of the issuer of the security to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency and recoveries or additional declines in fair value after the balance sheet date. When estimating the present value of expected cash flows, information includes the remaining payment terms of the security, prepayment speeds, financial condition of the issuer(s), expected defaults and the value of any underlying collateral.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidated Statements of Cash Flows.

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks, which are highly liquid investments with original maturities of three months or less and readily convertible to known amounts of cash, and are held for investment purposes. In the nine months ended September 30, 2012, the Company’s significant non-cash activities include approximately $2.4 billion and $1.0 billion, respectively of assets and liabilities disposed of, in connection with business dispositions. At June 30, 2011, Mitsubishi UFJ Financial Group, Inc. (“MUFG”) and the Company converted MUFG’s outstanding Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (“Series B Preferred Stock”) in the Company with a face value of $7.8 billion (carrying value $8.1 billion) into the Company’s common stock. As a result of the adjustment to the conversion ratio, pursuant to the transaction agreement, the Company incurred a one-time, non-cash negative adjustment of approximately $1.7 billion in its calculation of basic and diluted earnings per share during the nine months ended September 30, 2011 (see Note 15).

During the third quarter of 2012, the Company identified that activities related to certain loans had been reported as cash flows from operating activities and should have been presented as investing activities. The Company corrected the previously presented cash flows for these loans and in doing so, for the nine months ended September 30, 2011, the condensed consolidated statement of cash flows were adjusted to increase net cash flows from operating activities by $7.3 billion with a corresponding decrease in net cash flows from investing activities. The Company has evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed annual or quarterly consolidated financial statements.

Accounting Developments.

Reconsideration of Effective Control for Repurchase Agreements.

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance that modified the criteria that must be satisfied for a transfer of financial assets to be accounted for as a sale. If the transferor maintains effective control over the transferred assets, the transaction is to be accounted for as a financing. This guidance eliminated from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This guidance became effective for transfers occurring on and after January 1, 2012. The adoption of this accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.

In May 2011, the FASB issued an accounting update that clarified existing fair value measurement guidance and changed certain principles or requirements for measuring fair value or disclosing information about fair value measurements. This update resulted in common principles and requirements for measuring fair value and for disclosing information about fair value measurement in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The guidance became effective for the Company beginning on January 1, 2012. See Note 4 for additional disclosures as required by this accounting guidance.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets.

In September 2011, the FASB issued accounting guidance that simplified how entities test goodwill for impairment. This guidance allows entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance became effective for the Company beginning on January 1, 2012. The adoption of this accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.

During the third quarter ended September 30, 2012, the Company changed the brand name of the U.S. Wealth Management business from Morgan Stanley Smith Barney to Morgan Stanley Wealth Management. The Smith Barney tradename will continue to be legally protected by the Company and will continue to be used as stipulated by our regulators as the legal entity name for the retail broker dealer (“Morgan Stanley Smith Barney LLC”). As a result of the change in intended use of this tradename, the Company determined that the tradename should be reclassified from an indefinite–lived to a finite–lived intangible asset. This change required the Company to test the intangible asset for impairment. Based on a comparison of the fair value to the carrying value of the tradename as of the date of the name change, no impairment was identified. The carrying value of the tradename will be amortized over its remaining estimated useful life.

3.	Wealth Management Joint Venture.

On May 31, 2009, the Company and Citi consummated the combination of the Company’s Global Wealth Management Group and the businesses of Citi’s Smith Barney in the U.S., Quilter Holdings Ltd. in the U.K. and Smith Barney Australia (collectively, “Smith Barney”). The combined businesses operate as Morgan Stanley Wealth Management. Prior to September 2012, the Company owned 51% and Citi owned 49% of the Wealth Management JV.

In September 2012, the Company reached an agreement with Citi for the Company to purchase from Citi an additional 14% stake in the Wealth Management JV at an implied 100% valuation for the Wealth Management JV of $13.5 billion, and receive a transfer of approximately $5.4 billion of deposits at no premium from Citi.

In addition, subject to obtaining the required regulatory approvals, Morgan Stanley and Citi have reached an agreement with respect to the purchase of Citi’s remaining 35% stake in the Wealth Management JV at the same implied $13.5 billion valuation, and receive a transfer of deposits of approximately $54 billion at no premium from Citi, no later than June 1, 2015. The Company also agreed to purchase the next 15% stake in the Wealth Management JV by June 1, 2013, subject to regulatory approvals.

The Company completed the purchase of the additional 14% stake in the Wealth Management JV from Citi on September 17, 2012 for $1.89 billion. The related $5.4 billion of deposits were transferred at no premium in October of 2012. At September 30, 2012, the Company holds a 65% stake in the Wealth Management JV. The Company must use reasonable best efforts to obtain regulatory approvals required to purchase the remaining 35% stake in the Wealth Management JV by June 1, 2015, and, subject to receipt of such approvals, the Company must consummate such acquisition by that date at a purchase price of $4.725 billion (or a pro rata portion of such amount if less than 35% of the total outstanding stake are being purchased).

The change in the terms of the Wealth Management JV’s noncontrolling interests resulted in a reclassification of approximately $4.3 billion from nonredeemable noncontrolling interests to redeemable noncontrolling interests

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the condensed consolidated statements of financial condition. At September 30, 2012, the redeemable noncontrolling interest is not reflected as a liability at its redemption amount because it is not deemed probable that the noncontrolling interest will become redeemable due to the fact that regulatory approvals are required.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For further information on derivative instruments and hedging activities, see Note 11.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at September 30, 2012
	(dollars in millions)
Assets at Fair Value
Financial instruments owned:
U.S. government and agency securities:
U.S. Treasury securities	$25,532	$—	$—	$—	$25,532
U.S. agency securities	1,593	25,009	—	—	26,602

Total U.S. government and agency securities	27,125	25,009	—	—	52,134
Other sovereign government obligations	31,178	5,990	3	—	37,171
Corporate and other debt:
State and municipal securities	—	1,952	2	—	1,954
Residential mortgage-backed securities	—	1,446	20	—	1,466
Commercial mortgage-backed securities	—	1,602	126	—	1,728
Asset-backed securities	—	1,130	10	—	1,140
Corporate bonds	—	16,569	757	—	17,326
Collateralized debt obligations	—	566	2,031	—	2,597
Loans and lending commitments	—	11,605	7,825	—	19,430
Other debt	—	9,787	11	—	9,798

Total corporate and other debt	—	44,657	10,782	—	55,439
Corporate equities(1)	53,263	1,941	371	—	55,575
Derivative and other contracts:
Interest rate contracts	1,590	874,089	4,164	—	879,843
Credit contracts	—	73,612	6,621	—	80,233
Foreign exchange contracts	6	47,326	126	—	47,458
Equity contracts	1,493	43,321	747	—	45,561
Commodity contracts	4,408	21,757	2,248	—	28,413
Other	—	146	—	—	146
Netting(2)	(6,694)	(959,322)	(8,620)	(72,450)	(1,047,086)

Total derivative and other contracts	803	100,929	5,286	(72,450)	34,568
Investments:
Private equity funds	—	5	2,246	—	2,251
Real estate funds	—	6	1,354	—	1,360
Hedge funds	—	375	564	—	939
Principal investments	155	2	3,026	—	3,183
Other	160	132	476	—	768

Total investments	315	520	7,666	—	8,501
Physical commodities	—	7,920	—	—	7,920

Total financial instruments owned	112,684	186,966	24,108	(72,450)	251,308
Securities available for sale	17,756	22,742	—	—	40,498
Securities received as collateral	12,766	41	4	—	12,811
Federal funds sold and securities purchased under agreements to resell	—	625	—	—	625
Intangible assets(3)	—	—	6	—	6

Total assets measured at fair value	$143,206	$210,374	$24,118	$(72,450)	$305,248

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at September 30, 2012
	(dollars in millions)
Liabilities at Fair Value
Deposits	$—	$1,942	$—	$—	$1,942
Commercial paper and other short-term borrowings	—	683	14	—	697
Financial instruments sold, not yet purchased:
U.S. government and agency securities:
U.S. Treasury securities	25,194	—	—	—	25,194
U.S. agency securities	1,318	139	—	—	1,457

Total U.S. government and agency securities	26,512	139	—	—	26,651
Other sovereign government obligations	25,548	1,980	—	—	27,528
Corporate and other debt:
State and municipal securities	—	100	—	—	100
Residential mortgage-backed securities	—	—	4	—	4
Corporate bonds	—	6,222	91	—	6,313
Collateralized debt obligations	—	347	1	—	348
Unfunded lending commitments	—	552	62	—	614
Other debt	—	215	55	—	270

Total corporate and other debt	—	7,436	213	—	7,649
Corporate equities(1)	27,049	965	12	—	28,026
Derivative and other contracts:
Interest rate contracts	1,842	844,049	4,263	—	850,154
Credit contracts	—	71,299	3,998	—	75,297
Foreign exchange contracts	10	52,619	537	—	53,166
Equity contracts	1,529	47,179	2,082	—	50,790
Commodity contracts	5,129	23,590	1,480	—	30,199
Other	—	58	3	—	61
Netting(2)	(6,694)	(959,322)	(8,620)	(49,998)	(1,024,634)

Total derivative and other contracts	1,816	79,472	3,743	(49,998)	35,033

Total financial instruments sold, not yet purchased	80,925	89,992	3,968	(49,998)	124,887
Obligation to return securities received as collateral	16,378	43	20	—	16,441
Securities sold under agreements to repurchase	—	89	198	—	287
Other secured financings	—	9,258	416	—	9,674
Long-term borrowings	—	43,302	2,454	—	45,756

Total liabilities measured at fair value	$97,303	$145,309	$7,070	$(49,998)	$199,684

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 11.
(3)	Amount represents mortgage servicing rights (“MSR”) accounted for at fair value. See Note 7 for further information on MSRs.

Transfers Between Level 1 and Level 2 During the Quarter Ended September 30, 2012.

For assets and liabilities that were transferred between Level 1 and Level 2 during the period, fair values are ascribed as if the assets or liabilities had been transferred as of the beginning of the period.

Financial instruments owned—Derivative and other contracts and Financial instruments sold, not yet purchased—Derivative and other contracts.    During the quarter ended September 30, 2012, the Company reclassified approximately $1.2 billion of derivative assets and approximately $1.5 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on quoted

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prices from the exchange. Also during the quarter ended September 30, 2012, the Company reclassified approximately $0.5 billion of derivative assets and approximately $0.5 billion of derivative liabilities from Level 1 to Level 2 as transactions in these contracts did not occur with sufficient frequency and volume to constitute an active market.

Transfers Between Level 1 and Level 2 During the Nine Months Ended September 30, 2012.

Financial instruments owned—Derivative and other contracts and Financial instruments sold, not yet purchased—Derivative and other contracts.    During the nine months ended September 30, 2012, the Company reclassified approximately $2.7 billion of derivative assets and approximately $2.6 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on quoted prices from the exchange. Also during the nine months ended September 30, 2012, the Company reclassified approximately $0.3 billion of derivative assets and approximately $0.3 billion of derivative liabilities from Level 1 to Level 2 as transactions in these contracts did not occur with sufficient frequency and volume to constitute an active market.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2011.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2011
	(dollars in millions)
Assets at Fair Value
Financial instruments owned:
U.S. government and agency securities:
U.S. Treasury securities	$38,769	$1	$—	$—	$38,770
U.S. agency securities	4,332	20,339	8	—	24,679

Total U.S. government and agency securities	43,101	20,340	8	—	63,449
Other sovereign government obligations	22,650	6,290	119	—	29,059
Corporate and other debt:
State and municipal securities	—	2,261	—	—	2,261
Residential mortgage-backed securities	—	1,304	494	—	1,798
Commercial mortgage-backed securities	—	1,686	134	—	1,820
Asset-backed securities	—	937	31	—	968
Corporate bonds	—	25,873	675	—	26,548
Collateralized debt obligations	—	1,711	980	—	2,691
Loans and lending commitments	—	14,854	9,590	—	24,444
Other debt	—	8,265	128	—	8,393

Total corporate and other debt	—	56,891	12,032	—	68,923
Corporate equities(1)	45,173	2,376	417	—	47,966
Derivative and other contracts:
Interest rate contracts	1,493	906,082	5,301	—	912,876
Credit contracts	—	123,689	15,102	—	138,791
Foreign exchange contracts	—	61,770	573	—	62,343
Equity contracts	929	44,558	800	—	46,287
Commodity contracts	6,356	31,246	2,176	—	39,778
Other	—	292	306	—	598
Netting(2)	(7,596)	(1,045,912)	(11,837)	(87,264)	(1,152,609)

Total derivative and other contracts	1,182	121,725	12,421	(87,264)	48,064
Investments:
Private equity funds	—	7	1,936	—	1,943
Real estate funds	—	5	1,213	—	1,218
Hedge funds	—	473	696	—	1,169
Principal investments	161	104	2,937	—	3,202
Other	141	21	501	—	663

Total investments	302	610	7,283	—	8,195
Physical commodities	—	9,651	46	—	9,697

Total financial instruments owned	112,408	217,883	32,326	(87,264)	275,353
Securities available for sale	13,437	17,058	—	—	30,495
Securities received as collateral	11,530	121	—	—	11,651
Federal funds sold and securities purchased under agreements to resell	—	112	—	—	112
Intangible assets(3)	—	—	133	—	133

Total assets measured at fair value	$137,375	$235,174	$32,459	$(87,264)	$317,744

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2011
	(dollars in millions)
Liabilities at Fair Value
Deposits	$—	$2,101	$—	$—	$2,101
Commercial paper and other short-term borrowings	—	1,337	2	—	1,339
Financial instruments sold, not yet purchased:
U.S. government and agency securities:
U.S. Treasury securities	17,776	—	—	—	17,776
U.S. agency securities	1,748	106	—	—	1,854

Total U.S. government and agency securities	19,524	106	—	—	19,630
Other sovereign government obligations	14,981	2,152	8	—	17,141
Corporate and other debt:
State and municipal securities	—	3	—	—	3
Residential mortgage-backed securities	—	—	355	—	355
Commercial mortgage-backed securities	—	14	—	—	14
Corporate bonds	—	6,217	219	—	6,436
Collateralized debt obligations	—	3	—	—	3
Unfunded lending commitments	—	1,284	85	—	1,369
Other debt	—	157	73	—	230

Total corporate and other debt	—	7,678	732	—	8,410
Corporate equities(1)	24,347	149	1	—	24,497
Derivative and other contracts:
Interest rate contracts	1,680	873,466	4,881	—	880,027
Credit contracts	—	121,438	9,288	—	130,726
Foreign exchange contracts	—	64,218	530	—	64,748
Equity contracts	877	45,375	2,034	—	48,286
Commodity contracts	7,144	31,248	1,606	—	39,998
Other	—	879	1,396	—	2,275
Netting(2)	(7,596)	(1,045,912)	(11,837)	(54,262)	(1,119,607)

Total derivative and other contracts	2,105	90,712	7,898	(54,262)	46,453
Physical commodities	—	16	—	—	16

Total financial instruments sold, not yet purchased	60,957	100,813	8,639	(54,262)	116,147
Obligation to return securities received as collateral	15,267	127	—	—	15,394
Securities sold under agreements to repurchase	—	8	340	—	348
Other secured financings	—	14,024	570	—	14,594
Long-term borrowings	10	38,050	1,603	—	39,663

Total liabilities measured at fair value	$76,234	$156,460	$11,154	$(54,262)	$189,586

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 11.
(3)	Amount represents MSRs accounted for at fair value. See Note 7 for further information on MSRs.

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

Transfers Between Level 1 and Level 2 During the Nine Months Ended September 30, 2011.

Financial instruments owned—Derivative and other contracts and Financial instruments sold, not yet purchased—Derivative and other contracts.    During the nine months ended September 30, 2011, the Company reclassified approximately $0.8 billion of derivative assets and approximately $1.2 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on quoted prices from the exchange.

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

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter and nine months ended September 30, 2012 and 2011, respectively. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Quarter Ended September 30, 2012.

	Beginning Balance at June 30, 2012	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2012	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2012(2)
	(dollars in millions)
Assets at Fair Value
Financial instruments owned:
Other sovereign government obligations	$1	$—	$1	—	$—	$—	$1	$3	$—
Corporate and other debt:
State and municipal securities	3	1	—	(2)	—	—	—	2	—
Residential mortgage-backed securities	24	1	1	(4)	—	—	(2)	20	(1)
Commercial mortgage-backed securities	256	13	7	(54)	—	(99)	3	126	8
Asset-backed securities	9	1	—	—	—	—	—	10	1
Corporate bonds	745	50	86	(157)	—	—	33	757	51
Collateralized debt obligations	1,457	92	569	(200)	—	—	113	2,031	127
Loans and lending commitments	7,794	183	1,098	(366)	—	(674)	(210)	7,825	148
Other debt	13	—	12	(2)	—	—	(12)	11	—

Total corporate and other debt	10,301	341	1,773	(785)	—	(773)	(75)	10,782	334
Corporate equities	482	9	48	(95)	—	—	(73)	371	9
Net derivative and other contracts(3):
Interest rate contracts	(172)	(282)	5	—	(10)	187	173	(99)	(76)
Credit contracts	3,842	(791)	22	—	(17)	(266)	(167)	2,623	(870)
Foreign exchange contracts	(224)	(101)	—	—	—	(12)	(74)	(411)	(102)
Equity contracts	(1,173)	(2)	126	(12)	(57)	32	(249)	(1,335)	(8)
Commodity contracts	937	(84)	11	—	(3)	(5)	(88)	768	(28)
Other	(27)	—	—	—	—	6	18	(3)	—

Total net derivative and other contracts	3,183	(1,260)	164	(12)	(87)	(58)	(387)	1,543	(1,084)
Investments:
Private equity funds	2,005	162	127	(48)	—	—	—	2,246	153
Real estate funds	1,326	44	20	(36)	—	—	—	1,354	30
Hedge funds	533	19	42	(46)	—	—	16	564	14
Principal investments	3,047	1	33	(50)	—	—	(5)	3,026	3
Other	543	4	11	(9)	—	—	(73)	476	5

Total investments	7,454	230	233	(189)	—	—	(62)	7,666	205
Securities received as collateral	—	—	—	—	—	—	4	4	—
Intangible assets	8	—	—	—	—	(2)	—	6	—

Liabilities at Fair Value
Commercial paper and other short-term borrowings	$2	$—	$—	$—	$—	$—	$12	$14	$—
Financial instruments sold, not yet purchased:
Corporate and other debt:
Residential mortgage-backed securities	4	—	—	—	—	—	—	4	—
Corporate bonds	127	(26)	(116)	56	—	—	(2)	91	(45)
Collateralized debt obligations	1	—	—	1	—	—	(1)	1	—
Unfunded lending commitments	51	(11)	—	—	—	—	—	62	(11)
Other debt	63	2	(6)	—	—	—	—	55	2

Total corporate and other debt	246	(35)	(122)	57	—	—	(3)	213	(54)
Corporate equities	47	26	(21)	—	—	—	12	12	(3)
Obligation to return securities received as collateral	—	—	—	—	—	—	20	20	—
Securities sold under agreements to repurchase	185	(13)	—	—	—	—	—	198	(13)
Other secured financings	470	(22)	—	—	—	(76)	—	416	(22)
Long-term borrowings	2,210	(215)	—	—	259	(223)	(7)	2,454	(231)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $230 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the quarter ended September 30, 2012 related to assets and liabilities still outstanding at September 30, 2012.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 11.

Financial instruments owned—Net derivative and other contracts.    The net loss in Net derivative and other contracts was primarily driven by tightening of credit spreads on underlying reference entities of basket credit default swaps.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2012.

	Beginning Balance at December 31, 2011	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2012	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2012(2)
	(dollars in millions)
Assets at Fair Value
Financial instruments owned:
U.S. agency securities	$8	$—	$—	$(7)	$—	$—	$(1)	$—	$—
Other sovereign government obligations	119	—	2	(118)	—	—	—	3	—
Corporate and other debt:
State and municipal securities	—	2	—	(3)	—	—	3	2	—
Residential mortgage-backed securities	494	(24)	4	(267)	—	—	(187)	20	(36)
Commercial mortgage-backed securities	134	36	123	(65)	—	(100)	(2)	126	28
Asset-backed securities	31	1	9	(31)	—	—	—	10	—
Corporate bonds	675	8	367	(314)	—	—	21	757	(1)
Collateralized debt obligations	980	193	1,215	(321)	—	—	(36)	2,031	147
Loans and lending commitments	9,590	54	2,592	(2,205)	—	(2,019)	(187)	7,825	(144)
Other debt	128	15	8	(140)	—	—	—	11	9

Total corporate and other debt	12,032	285	4,318	(3,346)	—	(2,119)	(388)	10,782	3
Corporate equities	417	(2)	153	(184)	—	—	(13)	371	3
Net derivative and other contracts(3):
Interest rate contracts	420	(338)	98	—	(15)	7	(271)	(99)	(85)
Credit contracts	5,814	(1,733)	46	—	(421)	(533)	(550)	2,623	(2,048)
Foreign exchange contracts	43	(163)	—	—	—	(142)	(149)	(411)	(221)
Equity contracts	(1,234)	156	272	(5)	(122)	(205)	(197)	(1,335)	143
Commodity contracts	570	152	17	—	(8)	29	8	768	145
Other	(1,090)	59	—	—	—	238	790	(3)	56

Total net derivative and other contracts	4,523	(1,867)	433	(5)	(566)	(606)	(369)	1,543	(2,010)
Investments:
Private equity funds	1,936	176	271	(138)	—	—	1	2,246	134
Real estate funds	1,213	107	137	(104)	—	—	1	1,354	179
Hedge funds	696	26	61	(135)	—	—	(84)	564	19
Principal investments	2,937	25	267	(199)	—	—	(4)	3,026	(6)
Other	501	(16)	40	(10)	—	—	(39)	476	(15)

Total investments	7,283	318	776	(586)	—	—	(125)	7,666	311
Physical commodities	46	—	—	—	—	(46)	—	—	—
Securities received as collateral	—	—	—	—	—	—	4	4	—
Intangible assets	133	(40)	—	(83)	—	(4)	—	6	(6)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at December 31, 2011	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2012	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2012(2)
	(dollars in millions)
Liabilities at Fair Value
Commercial paper and other short-term borrowings	$2	$(2)	$—	$—	$—	$(2)	$12	$14	$(1)
Financial instruments sold, not yet purchased:
Other sovereign government obligations	8	—	(8)	—	—	—	—	—	—
Corporate and other debt:
Residential mortgage-backed securities	355	(4)	(355)	—	—	—	—	4	(4)
Corporate bonds	219	(44)	(254)	119	—	—	(37)	91	(53)
Collateralized debt obligations	—	—	—	1	—	—	—	1	—
Unfunded lending commitments	85	23	—	—	—	—	—	62	23
Other debt	73	3	—	40	—	(55)	—	55	5

Total corporate and other debt	732	(22)	(609)	160	—	(55)	(37)	213	(29)
Corporate equities	1	2	(22)	15	—	—	20	12	(2)
Obligation to return securities received as collateral	—	—	—	—	—	—	20	20	—
Securities sold under agreements to repurchase	340	(10)	—	—	—	—	(152)	198	(10)
Other secured financings	570	(33)	—	—	55	(220)	(22)	416	(33)
Long-term borrowings	1,603	(444)	—	—	585	(181)	3	2,454	(429)

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $318 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the nine months ended September 30, 2012 related to assets and liabilities still outstanding at September 30, 2012.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 11.

Financial instruments owned—Net derivative and other contracts.    The net loss in Net derivative and other contracts was primarily driven by tightening of credit spreads on underlying reference entities of basket credit default swaps.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Quarter Ended September 30, 2011.

	Beginning Balance at June 30, 2011	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2011	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2011(2)
	(dollars in millions)
Assets at Fair Value
Financial instruments owned:
U.S. agency securities	$2	$—	$18	$(10)	$—	$—	$—	$10	$—
Other sovereign government obligations	132	(13)	—	—	—	—	(1)	118	(13)
Corporate and other debt:
Residential mortgage-backed securities	509	(28)	147	(193)	—	—	(49)	386	(16)
Commercial mortgage-backed securities	136	(3)	7	(49)	—	—	55	146	(6)
Asset-backed securities	298	3	1	(297)	—	—	1	6	2
Corporate bonds	1,179	(119)	309	(385)	—	—	20	1,004	(151)
Collateralized debt obligations	1,650	(115)	189	(303)	—	(24)	(148)	1,249	(119)
Loans and lending commitments	10,420	(166)	1,525	(968)	—	(957)	1,453	11,307	(184)
Other debt	163	40	10	(34)	—	(13)	(29)	137	24

Total corporate and other debt	14,355	(388)	2,188	(2,229)	—	(994)	1,303	14,235	(450)
Corporate equities	461	(46)	90	(137)	—	—	13	381	(62)
Net derivative and other contracts(3):
Interest rate contracts	317	274	17	—	(112)	200	16	712	294
Credit contracts	7,392	3,375	107	—	(383)	(51)	93	10,533	3,277
Foreign exchange contracts	44	62	—	—	—	(47)	—	59	52
Equity contracts	(1,661)	532	80	(41)	(156)	57	(30)	(1,219)	511
Commodity contracts	316	245	—	—	—	(19)	—	542	330
Other	(397)	(710)	—	—	(5)	16	(2)	(1,098)	(701)

Total net derivative and other contracts	6,011	3,778	204	(41)	(656)	156	77	9,529	3,763
Investments:
Private equity funds	2,160	(104)	66	(82)	—	—	—	2,040	(126)
Real estate funds	1,290	(15)	7	(28)	—	—	—	1,254	3
Hedge funds	827	(4)	31	(65)	—	—	2	791	(4)
Principal investments	3,120	(50)	41	(153)	—	—	116	3,074	(72)
Other	525	(34)	1	(8)	—	—	(3)	481	(37)

Total investments	7,922	(207)	146	(336)	—	—	115	7,640	(236)
Physical commodities	673	—	—	—	—	(673)	—	—	—
Intangible assets	133	(1)	1	—	—	—	—	133	(1)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at June 30, 2011	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2011	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2011(2)
	(dollars in millions)
Liabilities at Fair Value
Commercial paper and other short-term borrowings	$23	$1	$—	$—	$1	$(19)	$(2)	$2	$1
Financial instruments sold, not yet purchased:
Other sovereign government obligations	—	—	(31)	—	—	—	31	—	—
Corporate and other debt:
Residential mortgage-backed securities	41	1	(37)	115	—	—	(25)	93	—
Corporate bonds	35	122	(34)	168	—	—	23	70	39
Unfunded lending commitments	240	(66)	—	—	—	(100)	—	206	(66)
Other debt	178	98	(7)	9	—	(2)	(10)	70	97

Total corporate and other debt	494	155	(78)	292	—	(102)	(12)	439	70
Corporate equities	1	6	(16)	17	—	—	6	2	—
Securities sold under agreements to repurchase	358	12	—	—	—	—	—	346	12
Other secured financings	742	33	—	—	27	(146)	—	590	33
Long-term borrowings	1,251	76	—	—	239	(133)	5	1,286	58

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $(207) million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the quarter ended September 30, 2011 related to assets and liabilities still outstanding at September 30, 2011.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 11.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2011.

	Beginning Balance at December 31, 2010	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2011	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2011(2)
	(dollars in millions)
Assets at Fair Value
Financial instruments owned:
U.S. agency securities	$13	$1	$54	$(56)	$—	$—	$(2)	$10	$1
Other sovereign government obligations	73	(5)	56	—	—	—	(6)	118	(3)
Corporate and other debt:
State and municipal securities	110	(1)	—	(96)	—	—	(13)	—	—
Residential mortgage-backed securities	319	(50)	347	(329)	—	(1)	100	386	(57)
Commercial mortgage-backed securities	188	10	61	(68)	—	—	(45)	146	(9)
Asset-backed securities	13	5	16	(48)	—	—	20	6	1
Corporate bonds	1,368	(147)	492	(651)	—	—	(58)	1,004	(76)
Collateralized debt obligations	1,659	135	749	(1,191)	—	(55)	(48)	1,249	(102)
Loans and lending commitments	11,666	(179)	3,504	(1,182)	—	(2,285)	(217)	11,307	(203)
Other debt	193	43	10	(64)	—	(11)	(34)	137	—

Total corporate and other debt	15,516	(184)	5,179	(3,629)	—	(2,352)	(295)	14,235	(446)
Corporate equities	484	2	295	(324)	—	—	(76)	381	(23)
Net derivative and other contracts(3):
Interest rate contracts	424	1,255	36	—	(809)	(239)	45	712	1,152
Credit contracts	6,594	3,860	1,176	—	(478)	(707)	88	10,533	4,195
Foreign exchange contracts	46	(95)	2	—	—	100	6	59	(73)
Equity contracts	(762)	664	187	(130)	(1,373)	67	128	(1,219)	636
Commodity contracts	188	422	457	—	(321)	(299)	95	542	490
Other	(913)	(571)	1	—	(120)	424	81	(1,098)	(565)

Total net derivative and other contracts	5,577	5,535	1,859	(130)	(3,101)	(654)	443	9,529	5,835
Investments:
Private equity funds	1,986	156	189	(362)	—	—	71	2,040	84
Real estate funds	1,176	128	40	(90)	—	—	—	1,254	181
Hedge funds	901	(30)	172	(361)	—	—	109	791	(32)
Principal investments	3,131	192	285	(618)	—	—	84	3,074	(8)
Other	560	16	4	(25)	—	—	(74)	481	4

Total investments	7,754	462	690	(1,456)	—	—	190	7,640	229
Physical commodities	—	(48)	721	—	—	(673)	—	—	—
Securities received as collateral	1	—	—	(1)	—	—	—	—	—
Intangible assets	157	(27)	5	—	—	(2)	—	133	(28)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at December 31, 2010	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2011	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2011(2)
	(dollars in millions)
Liabilities at Fair Value
Deposits	$16	$2	$—	$—	$—	$(14)	$—	$—	$—
Commercial paper and other short-term borrowings	2	1	—	—	2	(1)	—	2	1
Financial instruments sold, not yet purchased:
Corporate and other debt:
Residential mortgage-backed securities	—	(9)	(8)	92	—	—	—	93	1
Commercial mortgage-backed securities	—	1	—	1	—	—	—	—	1
Corporate bonds	44	90	(183)	305	—	—	(6)	70	95
Unfunded lending commitments	263	57	—	—	—	—	—	206	57
Other debt	194	99	(5)	9	—	(2)	(27)	70	98

Total corporate and other debt	501	238	(196)	407	—	(2)	(33)	439	252
Corporate equities	15	6	(18)	12	—	—	(1)	2	3
Obligation to return securities received as collateral	1	—	(1)	—	—	—	—	—	—
Securities sold under agreements to repurchase	351	4	—	—	—	(1)	—	346	4
Other secured financings	1,016	(7)	—	—	24	(151)	(306)	590	(23)
Long-term borrowings	1,316	66	—	—	489	(332)	(121)	1,286	45

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the condensed consolidated statements of income except for $462 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for the nine months ended September 30, 2011 related to assets and liabilities still outstanding at September 30, 2011.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 11.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quantitative Information about and Sensitivity of Significant Unobservable Inputs used in Recurring Level 3 Fair Value Measurements at September 30, 2012

The disclosures below provide information on the valuation techniques, significant unobservable inputs and their ranges for each major category of assets and liabilities measured at fair value on a recurring basis with a significant Level 3 balance. The level of aggregation and breadth of products cause the range of inputs to be wide and not evenly distributed across the inventory. Further, the range of unobservable inputs may differ across firms in the financial services industry because of diversity in the types of products included in each firm’s inventory. The disclosures below also include qualitative information on the sensitivity of the fair value measurements to changes in the significant unobservable inputs.

	Balance at September 30, 2012 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)
Assets
Financial instruments owned:
Corporate and other debt:
Commercial mortgage-backed securities	$126	Comparable pricing(2)	Comparable bond price / (A)	0 to 68 points
Corporate bonds	757	Comparable pricing(2)	Comparable bond price / (A)	0 to 156 points
Collateralized debt obligations	2,031	Comparable pricing(2)	Comparable bond price / (A)	16 to 84 points
		Correlation model	Credit correlation / (B)	19 to 77%
Loans and lending commitments	7,825	Corporate loan model	Credit spread / (C)	21 to 1,396 basis points
		Option model	At the money volatility / (C)	38 to 44%
		Comparable pricing(2)	Comparable loan price / (A)	65 to 100 points
Corporate equities(3)	371	Net asset value	Discount to net asset value / (C)	0 to 34%

		Discounted cash flow	Implied weighted average cost of capital /(C)	10 to 18%
		Comparable pricing(2)	Discount to comparable equity price / (C)	0 to 27%
		Market approach	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple / (A)	3 to 6 times
Net derivative and other contracts:
Interest rate contracts	(99)	Option model	Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 12 times
			Comparable bond price / (A)(D)	5 to 98 points
			Interest rate volatility skew / (A)(D)	12 to 93%
			Interest rate quanto correlation / (A)(D)	4 to 16%
			Interest rate curve correlation / (A)(D)	48 to 92%
Credit contracts	2,623	Comparable pricing(2)	Cash synthetic basis / (C)	2 to 10 points
			Comparable bond price / (C)	1 to 75 points
		Correlation model	Credit correlation / (B)	14 to 92%
Foreign exchange contracts(4)	(411)	Option model	Comparable bond price / (A)(D)	5 to 98 points
			Interest rate quanto correlation / (A)(D)	4 to 16%
			Interest rate - credit spread correlation / (A)(D)	-28 to 8%
			Interest rate - Foreign exchange correlation / (A)(D)	2 to 60%
			Interest rate volatility skew / (A)(D)	12 to 93%
Equity contracts(4)	(1,335)	Option model	At the money volatility / (C)(D)	8 to 24%
			Volatility skew / (C)(D)	-5 to 0%
			Equity - Equity correlation / (C)(D)	40 to 96%
			Equity - Foreign exchange correlation / (C)(D)	-50 to 60%
			Equity - Interest rate correlation / (C)(D)	-62 to 79%
Commodity contracts	768	Option model	Forward power price / (C)(D)	$33 to $ 85 per
Megawatt hour
			Commodity volatility / (A)(D)	19 to 98%
			Cross commodity correlation / (C)(D)	43 to 97%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at September 30, 2012 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)
Investments (3):
Principal investments	3,026	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	10 to 19%
			Exit multiple / (A)(D)	5 to 10 times
		Discounted cash flow	Capitalization rate / (C)(D)	5 to 8%
			Equity discount rate / (C)(D)	15 to 35%
		Market approach	EBITDA multiple / (A)	3 to 10 times
Other	476	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	12 to 13%
			Exit multiple / (A)(D)	5 times
		Market approach	EBITDA multiple / (A)	6 to 9 times
Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt:
Corporate bonds	$91	Comparable pricing(2)	Comparable bond price / (A)	10 to 135 points
Unfunded lending commitments	62	Corporate loan model	Credit spread / (C)	43 to 837 basis points
		Comparable pricing(2)	Comparable loan price / (A)	25 to 90 points
Other debt	55	Comparable pricing(2)	Comparable bond price / (A)	100 points
			Comparable bond price / (C)	2 to 16 points
Securities sold under agreements to repurchase	198	Discounted cash flow	Funding spread / (A)	38 to 227 basis points
Other secured financings	416	Comparable pricing(2)	Comparable bond price / (A)	100 to 115 points
		Discounted cash flow	Funding spread / (A)	204 to 206 basis points
Long-term borrowings	2,454	Option model	At the money volatility / (A)(D)	14 to 22%
			Volatility skew / (A)(D)	-2 to 0%
			Equity - Equity correlation / (C)(D)	50 to 98%
			Equity - Foreign exchange correlation / (A)(D)	-70 to 25%

(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 68 points would be 68% of par. A basis point equals 1/100th of 1%; for example, 1,396 basis points would equal 13.96%.
(2)	Prices for the identical instrument are not available and significant subjectivity may be involved when fair value is determined using pricing data available for comparable instruments.
(3)	Investments in funds measured using an unadjusted net asset value are excluded.
(4)	Includes derivative contracts with multiple risks (i.e., hybrid products).

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Investments that Calculate Net Asset Value.

The Company’s Investments measured at fair value were $8,501 million and $8,195 million at September 30, 2012 and December 31, 2011, respectively. The following table presents information solely about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on net asset value at September 30, 2012 and December 31, 2011, respectively.

	At September 30, 2012		At December 31, 2011
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
	(dollars in millions)
Private equity funds	$2,251	$666	$1,906	$938
Real estate funds	1,360	215	1,188	448
Hedge funds(1):
Long-short equity hedge funds	463	—	545	5
Fixed income/credit-related hedge funds	81	—	124	—
Event-driven hedge funds	56	—	163	—
Multi-strategy hedge funds	339	2	335	—

Total	$4,550	$883	$4,261	$1,391

(1)	Fixed income/credit-related hedge funds, event-driven hedge funds, and multi-strategy hedge funds are redeemable at least on a six-month period basis primarily with a notice period of 90 days or less. At September 30, 2012, approximately 37% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 37% is redeemable every six months and 26% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at September 30, 2012 is primarily greater than six months. At December 31, 2011, approximately 38% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 32% is redeemable every six months and 30% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at December 31, 2011 is primarily greater than six months.

Private Equity Funds.    Amount includes several private equity funds that pursue multiple strategies including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments, and mezzanine capital. In addition, the funds may be structured with a focus on specific domestic or foreign geographic regions. These investments are generally not redeemable with the funds. Instead, the nature of the investments in this category is that distributions are received through the liquidation of the underlying assets of the fund. At September 30, 2012, it is estimated that 5% of the fair value of the funds will be liquidated in the next five years, another 29% of the fair value of the funds will be liquidated between five to 10 years and the remaining 66% of the fair value of the funds have a remaining life of greater than 10 years.

Real Estate Funds.    Amount includes several real estate funds that invest in real estate assets such as commercial office buildings, retail properties, multi-family residential properties, developments or hotels. In addition, the funds may be structured with a focus on specific geographic domestic or foreign regions. These investments are generally not redeemable with the funds. Distributions from each fund will be received as the underlying investments of the funds are liquidated. At September 30, 2012, it is estimated that 4% of the fair value of the funds will be liquidated within the next five years, another 46% of the fair value of the funds will be liquidated between five to 10 years and the remaining 50% of the fair value of the funds have a remaining life of greater than 10 years.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

Long-short Equity Hedge Funds.    Amount includes investments in hedge funds that invest, long or short, in equities. Equity value and growth hedge funds purchase stocks perceived to be undervalued and sell stocks perceived to be overvalued. Investments representing approximately 12% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily three years or less at September 30, 2012. Investments representing approximately 7% of the fair value of the investments in long-short equity hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was primarily one year or less at September 30, 2012.

•

Fixed Income/Credit-Related Hedge Funds.    Amount includes investments in hedge funds that employ long-short, distressed or relative value strategies in order to benefit from investments in undervalued or overvalued securities that are primarily debt or credit related. At September 30, 2012, investments representing approximately 5% of the fair value of the investments in fixed income/credit-related hedge funds cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily one year or less at September 30, 2012.

•

Event-Driven Hedge Funds.    Amount includes investments in hedge funds that invest in event-driven situations such as mergers, hostile takeovers, reorganizations, or leveraged buyouts. This may involve the simultaneous purchase of stock in companies being acquired and the sale of stock in its acquirer, with the expectation to profit from the spread between the current market price and the ultimate purchase price of the target company. At September 30, 2012, there were no restrictions on redemptions.

•

Multi-strategy Hedge Funds.    Amount includes investments in hedge funds that pursue multiple strategies to realize short- and long-term gains. Management of the hedge funds has the ability to overweight or underweight different strategies to best capitalize on current investment opportunities. At September 30, 2012, investments representing approximately 68% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily two years or less at September 30, 2012.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models. The following tables present net gains (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarters and nine months ended September 30, 2012 and 2011, respectively.

	Principal Transactions- Trading	Interest Income (Expense)	Gains (Losses) Included in Net Revenues
	(dollars in millions)
Three Months Ended September 30, 2012
Federal funds sold and securities purchased under agreements to resell	$3	$2	$5
Deposits	16	(22)	(6)
Commercial paper and other short-term borrowings(1)	(68)	—	(68)
Securities sold under agreements to repurchase	(13)	(1)	(14)
Long-term borrowings(1)	(3,570)	(348)	(3,918)

Nine Months Ended September 30, 2012
Federal funds sold and securities purchased under agreements to resell	$11	$4	$15
Deposits	41	(66)	(25)
Commercial paper and other short-term borrowings(1)	14	—	14
Securities sold under agreements to repurchase	(10)	(3)	(13)
Long-term borrowings(1)	(5,221)	(1,017)	(6,238)

Three Months Ended September 30, 2011
Deposits	$18	$(30)	$(12)
Commercial paper and other short-term borrowings(2)	541	—	541
Securities sold under agreements to repurchase	6	—	6
Long-term borrowings(2)	5,624	(249)	5,375

Nine Months Ended September 30, 2011
Deposits	$49	$(90)	$(41)
Commercial paper and other short-term borrowings(2)	585	—	585
Securities sold under agreements to repurchase	6	—	6
Long-term borrowings(2)	4,316	(809)	3,507

(1)	Of the total gains (losses) recorded in Principal Transactions—Trading for short-term and long-term borrowings for the quarter and nine months ended September 30, 2012, $(2,262) million and $(3,890) million, respectively, are attributable to changes in the credit quality of the Company and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes, before the impact of related hedges.
(2)	Of the total gains (losses) recorded in Principal Transactions—Trading for short-term and long-term borrowings for the quarter and nine months ended September 30, 2011, $3,410 million and $3,465 million, respectively, are attributable to changes in the credit quality of the Company and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes, before the impact of related hedges.

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

Gains (Losses) due to Changes in Instrument Specific Credit Risk.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in millions)
Short-term and long-term borrowings(1)	$(2,262)	$3,410	$(3,890)	$3,465
Loans(2)	255	(318)	429	(438)
Unfunded lending commitments(3)	319	(821)	804	(1,034)

(1)	The change in the fair value of short-term and long-term borrowings (primarily structured notes) includes an adjustment to reflect the change in credit quality of the Company based upon observations of the Company’s secondary bond market spreads.
(2)	Instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Gains (losses) were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period end.

Net Difference between Contractual Principal Amount and Fair Value.

	Contractual Principal Amount Exceeds Fair Value
	At September 30, 2012	At December 31, 2011
	(dollars in billions)
Short-term and long-term borrowings(1)	$0.1	$2.5
Loans(2)	26.2	27.2
Loans 90 or more days past due and/or on non-accrual status(2)(3)	22.5	22.1

(1)	These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.
(2)	The majority of this difference between principal and fair value amounts emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.
(3)	The aggregate fair value of loans that were in non-accrual status, which includes all loans 90 or more days past due, was $1.3 billion and $2.0 billion at September 30, 2012 and December 31, 2011, respectively. The aggregate fair value of loans that were 90 or more days past due was $0.8 billion and $1.5 billion at September 30, 2012 and December 31, 2011, respectively.

The tables above exclude non-recourse debt from consolidated VIEs, liabilities related to failed sales of financial assets, pledged commodities and other liabilities that have specified assets attributable to them.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.

Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. These assets may include loans, other investments, premises, equipment and software costs, and intangible assets.

The following tables present, by caption on the condensed consolidated statements of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for the quarters and nine months ended September 30, 2012 and 2011, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2012.

		Fair Value Measurements Using:
	Carrying Value At September 30, 2012(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended September 30, 2012(2)	Total Gains (Losses) for the Nine Months Ended September 30, 2012(2)
	(dollars in millions)
Loans(3)	$893	$—	$138	$755	$(10)	$(30)
Other investments(4)	82	—	—	82	(11)	(21)
Premises, equipment and software costs(5)	34	—	—	34	(168)	(169)
Intangible assets(4)	—	—	—	—	—	(4)

Total	$1,009	$—	$138	$871	$(189)	$(224)

(1)	Carrying values relate only to those assets that had fair value adjustments during the quarter ended September 30, 2012. These amounts do not include assets that had fair value adjustments during the nine months ended September 30, 2012, unless the assets also had a fair value adjustment during the quarter ended September 30, 2012.
(2)	Losses are recorded within Other expenses in the condensed consolidated statement of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.
(3)	Non-recurring changes in fair value for loans held for investment were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models. The non-recurring change in fair value for mortgage loans held for sale is based upon a valuation model incorporating market observable inputs.
(4)	Losses recorded were determined primarily using discounted cash flow models.
(5)	Losses were determined using discounted cash flow models and primarily represented the write-off of the carrying value of certain premises and software that were abandoned during the quarter ended September 30, 2012 in association with the Morgan Stanley Wealth Management integration.

In addition to the losses included in the table above, there was a pre-tax gain of approximately $51 million (related to Other assets) included in discontinued operations in the nine months ended September 30, 2012 in connection with the disposition of Saxon (see Notes 1 and 21). This pre-tax gain was primarily due to the subsequent increase in fair value of Saxon, which had incurred impairment losses of $98 million in the quarter ended December 31, 2011. The fair value of Saxon was determined based on the revised purchase price agreed upon with the buyer.

There were no liabilities measured at fair value on a non-recurring basis during the quarter and nine months ended September 30, 2012.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months and Nine Month Ended September 30, 2011.

		Fair Value Measurements Using:
	Carrying Value At September 30, 2011(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended September 30, 2011(2)	Total Gains (Losses) for the Nine Months Ended September 30, 2011(2)
	(dollars in millions)
Loans(3)	$108	$—	$47	$61	$(19)	$—
Other investments(4)	111	—	—	111	(16)	(44)
Premises, equipment and software costs	3	—	—	3	(4)	(6)
Intangible assets(5)	—	—	—	—	(4)	(7)

Total	$222	$—	$47	$175	$(43)	$(57)

(1)	Carrying values relate only to those assets that had fair value adjustments during the quarter ended September 30, 2011. These amounts do not include assets that had fair value adjustments during the nine months ended September 30, 2011, unless the assets also had a fair value adjustment during the quarter ended September 30, 2011.
(2)	Losses are recorded within Other expenses in the condensed consolidated statement of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.
(3)	Non-recurring changes in fair value for loans held for investment were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models. The non-recurring change in fair value for mortgage loans held for sale is based upon a valuation model incorporating market observable inputs.
(4)	Losses recorded were determined primarily using discounted cash flow models.
(5)	Losses were determined primarily using discounted cash flow models or a valuation technique incorporating an observable market index.

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

Financial Instruments Not Measured at Fair Value at September 30, 2012.

	At September 30, 2012		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Financial Assets:
Cash and due from banks	$18,239	$18,239	$18,239	$—	$—
Interest bearing deposits with banks	18,347	18,347	18,347	—	—
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	28,847	28,847	28,847	—	—
Federal funds sold and securities purchased under agreements to resell	135,657	135,685	—	134,663	1,022
Securities borrowed	138,545	138,543	—	138,480	63
Receivables:(1)
Customers	45,506	45,506	—	45,506	—
Brokers, dealers and clearing organizations	7,673	7,673	—	7,673	—
Fees, interest and other	6,255	6,138	—	—	6,138
Loans(2)	24,344	23,198	—	3,208	19,990

Financial Liabilities:
Deposits	$68,815	$68,815	$—	$68,815	$—
Commercial paper and other short-term borrowings	1,426	1,426	—	1,106	320
Securities sold under agreements to repurchase	115,933	116,040	—	105,918	10,122
Securities loaned	35,920	35,919	—	34,634	1,285
Other secured financings	8,499	8,544	—	6,580	1,964
Payables:(1)
Customers	117,193	117,193	—	117,193	—
Brokers, dealers and clearing organizations	7,447	7,447	—	7,447	—
Long-term borrowings	122,688	121,064	—	113,023	8,041

(1)	Accrued interest, fees and dividend receivables and payables where carrying value approximates fair value have been excluded.
(2)	Includes all loans measured at fair value on a non-recurring basis.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s unfunded lending commitments, primarily related to corporate lending in the Institutional Securities business segment, that are not carried at fair value at September 30, 2012 was $645 million, of which $453 million and $192 million would be categorized in Level 2 and Level 3 of the fair value hierarchy, respectively. The carrying value of these commitments, if fully funded, would be $45.9 billion. For a description of the Company’s lending commitments, see Note 13 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K.

5.	Securities Available for Sale.

The following tables present information about the Company’s available for sale securities:

	At September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$17,601	$151	$3	$—	$17,749
U.S. agency securities	16,637	186	1	—	16,822

Total U.S. government and agency securities	34,238	337	4	—	34,571
Corporate and other debt:
Auto loan asset-backed securities	1,816	6	—	—	1,822
Corporate bonds	1,895	16	—	—	1,911
FFELP student loan asset-backed securities(1)	2,165	22	—	—	2,187

Total Corporate and other debt	5,876	44	—	—	5,920

Total debt securities available for sale	40,114	381	4	—	40,491

Equity securities available for sale	15	—	8	—	7

Total	$40,129	$381	$12	$—	$40,498

(1)	Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

	At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$13,240	$182	$—	$—	$13,422
U.S. agency securities	16,083	54	20	—	16,117
Corporate and other debt(1)	944	—	3	—	941

Total debt securities available for sale	30,267	236	23	—	30,480
Equity securities available for sale	15	—	—	—	15

Total	$30,282	$236	$23	$—	$30,495

(1)	Amounts represent FFELP student loan asset-backed securities, in which the loans are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present the fair value of investments in securities available for sale that are in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
At September 30, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$1,306	$3	$—	$—	$1,306	$3
U.S. agency securities	179	—	80	1	259	1

Total U.S. government and agency securities	1,485	3	80	1	1,565	4

Total debt securities available for sale	1,485	3	80	1	1,565	4

Equity securities available for sale	7	8	—	—	7	8

Total	$1,492	$11	$80	$1	$1,572	$12

	Less than 12 Months		12 Months or Longer		Total
At December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. agency securities	$6,250	$15	$1,492	$5	$7,742	$20
Corporate and other debt	679	3	—	—	679	3

Total	$6,929	$18	$1,492	$5	$8,421	$23

Gross unrealized losses are recorded in Accumulated other comprehensive income.

For debt securities available for sale in an unrealized loss position, the Company does not intend to sell these securities or expect to be required to sell these securities prior to recovery of the amortized cost basis. In addition, the Company does not expect the U.S. government and agency securities to experience a credit loss given the explicit and implicit guarantee provided by the U.S. government. The Company believes that the debt securities with an unrealized loss in Accumulated other comprehensive income were not other-than-temporarily impaired at September 30, 2012 and December 31, 2011.

For equity securities available for sale in an unrealized loss position, the Company does not intend to sell these securities or expect to be required to sell these securities prior to the recovery of the amortized cost basis. The Company believes that the equity securities with an unrealized loss in Accumulated other comprehensive income were not other-than-temporarily impaired at September 30, 2012.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the amortized cost and fair value of debt securities available for sale by contractual maturity dates at September 30, 2012.

At September 30, 2012	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$2,155	$2,162	0.9%
After 1 year but through 5 years	14,140	14,274	0.8%
After 5 years	1,306	1,313	1.1%

Total	17,601	17,749

U.S. agency securities:
After 1 year but through 5 years	54	54	1.0%
After 5 years	16,583	16,768	1.0%

Total	16,637	16,822

Total U.S. government and agency securities	34,238	34,571	0.9%

Corporate and other debt:
Auto loan asset-backed securities:
After 1 year but through 5 years	1,605	1,611	0.7%
After 5 years	211	211	0.6%

Total	1,816	1,822

Corporate bonds:
Due within 1 year	99	99	0.8%
After 1 year but through 5 years	1,749	1,764	1.1%
After 5 years	47	48	1.2%

Total	1,895	1,911

FFELP student loan asset-backed securities:
After 1 year but through 5 years	45	45	0.8%
After 5 years	2,120	2,142	1.2%

Total	2,165	2,187

Total Corporate and other debt	5,876	5,920	1.0%

Total debt securities available for sale	$40,114	$40,491	0.9%

See Note 7 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, auto loan asset-backed securities and FFELP student loan asset-backed securities.

The following table presents information pertaining to sales of securities available for sale during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in millions)
Gross realized gains	$31	$36	$56	$132

Gross realized losses	$—	$—	$3	$2

Proceeds of sales of securities available for sale	$—	$1,775	$—	$14,917

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross realized gains and losses are recognized in Other revenues in the condensed consolidated statements of income.

6.	Collateralized Transactions.

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

The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the review of margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies to reduce risk. Additionally, transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations. For these transactions, adherence to the Company’s collateral policies significantly limits the Company’s credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and, if necessary, may sell securities that have not been paid for or purchase securities sold but not delivered from customers. At September 30, 2012 and December 31, 2011, there were approximately $23.4 billion and $16.2 billion, respectively, of customer margin loans outstanding.

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

	At September 30, 2012	At December 31, 2011
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$11,349	$9,263
Other sovereign government obligations	3,277	4,047
Corporate and other debt	9,316	17,024
Corporate equities	27,792	21,664

Total	$51,734	$51,998

The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. The Company additionally receives securities as collateral in connection with certain securities-for-securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the condensed consolidated statements of financial condition. At September 30, 2012 and December 31, 2011, the fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $586 billion and $488 billion, respectively, and the fair value of the portion that had been sold or repledged was $438 billion and $335 billion, respectively.

At September 30, 2012 and December 31, 2011, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

	At September 30, 2012	At December 31, 2011
	(dollars in millions)
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	$28,847	$29,454
Securities(1)	6,937	15,120

Total	$35,784	$44,574

(1)	Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Federal funds sold and securities purchased under agreements to resell and Financial instruments owned in the condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Variable Interest Entities and Securitization Activities.

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

The following tables present information at September 30, 2012 and December 31, 2011 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis.

	At September 30, 2012
	Mortgage and Asset-backed Securitizations	Collateralized Debt Obligations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$1,498	$150	$2,326	$813	$2,087
VIE liabilities	$834	$24	$82	$2,610	$322

	At December 31, 2011
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$2,414	$102	$2,207	$918	$1,937
VIE liabilities	$1,699	$69	$102	$2,576	$556

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s liabilities. At September 30, 2012 and December 31, 2011, managed real estate partnerships reflected nonredeemable noncontrolling interests in the Company’s condensed consolidated financial statements of $1,758 million and $1,653 million, respectively. The Company also had additional maximum exposure to losses of approximately $131 million and $200 million at September 30, 2012 and December 31, 2011, respectively. This additional exposure related primarily to certain derivatives (e.g., instead of purchasing senior securities, the Company has sold credit protection to synthetic CDOs through credit derivatives that are typically related to the most senior tranche of the CDO) and commitments, guarantees and other forms of involvement.

The following tables present information about certain non-consolidated VIEs in which the Company had variable interests at September 30, 2012 and December 31, 2011. The tables include all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. Most of the VIEs included in the tables below are sponsored by unrelated parties; the Company’s involvement generally is the result of the Company’s secondary market-making activities and securities held in its available for sale portfolio (see Note 5).

	At September 30, 2012
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$257,265	$16,828	$3,950	$1,828	$12,973
Maximum exposure to loss:
Debt and equity interests(2)	$21,360	$1,414	$145	$892	$2,983
Derivative and other contracts	23	55	2,310	—	666
Commitments, guarantees and other	673	—	—	787	460

Total maximum exposure to loss	$22,056	$1,469	$2,455	$1,679	$4,109

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$21,360	$1,414	$145	$519	$2,983
Derivative and other contracts	26	8	6	—	194

Total carrying value of exposure to loss—Assets	$21,386	$1,422	$151	$519	$3,177

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$10	$2	$—	$—	$294
Commitments, guarantees and other	—	—	—	11	—

Total carrying value of exposure to loss—Liabilities	$10	$2	$—	$11	$294

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $22.1 billion of residential mortgages; $58.8 billion of commercial mortgages; $119.2 billion of U.S. agency collateralized mortgage obligations; and $57.2 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $0.8 billion of residential mortgages; $1.2 billion of commercial mortgages; $14.3 billion of U.S. agency collateralized mortgage obligations; and $5.1 billion of other consumer or commercial loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2011
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$231,110	$7,593	$6,833	$1,944	$20,997
Maximum exposure to loss:
Debt and equity interests(2)	$16,469	$491	$201	$978	$2,413
Derivative and other contracts	103	843	4,141	—	1,209
Commitments, guarantees and other	208	—	—	804	561

Total maximum exposure to loss	$16,780	$1,334	$4,342	$1,782	$4,183

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$16,469	$491	$201	$640	$2,413
Derivative and other contracts	101	657	24	—	338

Total carrying value of exposure to loss—Assets	$16,570	$1,148	$225	$640	$2,751

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$13	$159	$—	$—	$114
Commitments, guarantees and other	—	—	—	14	176

Total carrying value of exposure to loss—Liabilities	$13	$159	$—	$14	$290

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $9.1 billion of residential mortgages; $81.7 billion of commercial mortgages; $121.6 billion of U.S. agency collateralized mortgage obligations; and $18.7 billion of other consumer or commercial loans. Prior period amounts were adjusted to conform to the current period’s presentation.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $0.6 billion of residential mortgages; $1.1 billion of commercial mortgages; $13.5 billion of U.S. agency collateralized mortgage obligations; and $1.3 billion of other consumer or commercial loans. Prior period amounts were adjusted to conform to the current period’s presentation.

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

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $3.6 billion at September 30, 2012. These securities were either retained in connection with transfers of assets by the Company, acquired in connection with secondary market-making activities or held in the Company’s available for sale portfolio. Securities issued by securitization SPEs consist of $0.6 billion of securities backed primarily by residential

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

mortgage loans, $0.9 billion of securities backed by U.S. agency collateralized mortgage obligations, $0.7 billion of securities backed by commercial mortgage loans, $0.5 billion of securities backed by collateralized debt obligations or collateralized loan obligations and $0.9 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. The Company’s primary risk exposure is to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Financial instruments owned—Corporate and other debt or Securities available for sale and are measured at fair value. The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Company’s maximum exposure to loss generally equals the fair value of the securities owned. Included in the amounts above are certain securitization securities held in the Company’s available for sale portfolio (see Note 5).

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

Transfers of Assets with Continuing Involvement.

The following tables present information at September 30, 2012 regarding transactions with SPEs in which the Company, acting as principal, transferred financial assets with continuing involvement and received sales treatment.

	At September 30, 2012
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other
	(dollars in millions)
SPE assets (unpaid principal balance)(1)	$37,773	$69,579	$16,338	$14,034
Retained interests (fair value):
Investment grade	$1	$12	$1,390	$—
Non-investment grade	32	52	—	1,527

Total retained interests (fair value)	$33	$64	$1,390	$1,527

Interests purchased in the secondary market (fair value):
Investment grade	$14	$142	$159	$383
Non-investment grade	66	60	—	34

Total interests purchased in the secondary market (fair value)	$80	$202	$159	$417

Derivative assets (fair value)	$5	$999	$—	$132
Derivative liabilities (fair value)	$21	$1	$—	$417

(1)	Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At September 30, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$1,398	$5	$1,403
Non-investment grade	—	69	1,542	1,611

Total retained interests (fair value)	$—	$1,467	$1,547	$3,014

Interests purchased in the secondary market (fair value):
Investment grade	$—	$698	$—	$698
Non-investment grade	—	114	46	160

Total interests purchased in the secondary market (fair value)	$—	$812	$46	$858

Derivative assets (fair value)	$—	$718	$418	$1,136
Derivative liabilities (fair value)	$—	$411	$28	$439

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

Net gains on sales of assets in securitization transactions at the time of the sale were not material in the nine months ended September 30, 2012 and 2011.

During the nine months ended September 30, 2012 and 2011, the Company received proceeds from new securitization transactions of $13.7 billion and $18.6 billion, respectively. During the nine months ended September 30, 2012 and 2011, the Company received proceeds from cash flows from retained interests in securitization transactions of $3.2 billion and $5.7 billion, respectively.

The Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company (see Note 12).

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the carrying value (equal to fair value) of assets and liabilities resulting from transfers of financial assets treated by the Company as secured financings:

	At September 30, 2012 Carrying Value of		At December 31, 2011 Carrying Value of
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Commercial mortgage loans	$—	$—	$121	$121
Credit-linked notes	302	245	383	339
Equity-linked transactions	373	351	1,243	1,214
Other	55	55	75	74

Mortgage Servicing Activities.

Mortgage Servicing Rights.    The Company may retain servicing rights to certain mortgage loans that are sold. These transactions create an asset referred to as MSRs, which totaled approximately $6 million and $133 million at September 30, 2012 and December 31, 2011, respectively, and are included within Intangible assets and carried at fair value in the condensed consolidated statements of financial condition. On April 2, 2012, the Company sold MSRs which totaled approximately $84 million and approximately $119 million at April 2, 2012 and December 31, 2011, respectively (see Notes 1 and 21).

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

The Company provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets and are recorded at cost, net of allowances. Advances at September 30, 2012 and December 31, 2011 totaled approximately $104 million and $1,296 million, respectively, net of allowances of $8 million and $14 million at September 30, 2012 and December 31, 2011, respectively. The decline in servicing advances is largely the result of the sale in MSRs discussed above.

The following tables present information about the Company’s mortgage servicing activities for SPEs to which the Company transferred loans at September 30, 2012 and December 31, 2011:

	At September 30, 2012
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs	Commercial Mortgage Consolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$815	$1,161	$5,047	$890
Amounts past due 90 days or greater (unpaid principal balance)(1)	$97	$42	$—	$—
Percentage of amounts past due 90 days or greater(1)	11.9%	3.6%	—	—
Credit losses	$3	$5	$—	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2011
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs	Commercial Mortgage Consolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$9,821	$2,180	$5,750	$1,596
Amounts past due 90 days or greater (unpaid principal balance)(1)	$3,087	$354	$—	$—
Percentage of amounts past due 90 days or greater(1)	31.4%	16.2%	—	—
Credit losses	$631	$81	$—	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

8.	Financing Receivables.

Loans held for investment.

The Company’s loans held for investment are recorded at amortized cost and classified as Loans in the condensed consolidated statements of financial condition.

The Company’s loans held for investment at September 30, 2012 and December 31, 2011 included the following:

	At September 30, 2012	At December 31, 2011
	(dollars in millions)
Commercial and industrial	$8,202	$5,083
Consumer loans	6,826	5,170
Residential real estate loans	6,097	4,674
Wholesale real estate loans	448	328

Total loans held for investment(1)	$21,573	$15,255

(1)	Amounts are net of allowances of $101 million and $17 million at September 30, 2012 and December 31, 2011, respectively. The increases for the quarter and nine months ended September 30, 2012 were primarily driven by enhancements to the estimates for the inherent losses for and growth in the Company’s held for investment portfolio.

The above table does not include loans held for sale of $2,771 million and $114 million at September 30, 2012 and December 31, 2011, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2012, the Company collectively evaluated for impairment, gross of the allowance, commercial and industrial loans, consumer loans, residential real estate loans and wholesale real estate loans of $8,248 million, $6,833 million, $6,099 million and $420 million, respectively. The Company individually evaluated for impairment, gross of the allowance, commercial and industrial loans, residential real estate loans and wholesale real estate loans of $42 million, $1 million and $30 million respectively. Commercial and industrial loans of approximately $21 million and wholesale real estate loans of approximately $30 million were impaired at September 30, 2012. Approximately 100% of the Company’s loan portfolio was current at September 30, 2012.

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

The Company assigned an internal grade of “doubtful” to certain commercial asset-backed and wholesale real estate loans totaling $25 million and $87 million at September 30, 2012 and December 31, 2011, respectively. Doubtful loans can be classified as current if the borrower is making payments in accordance with the loan agreement. The Company assigned an internal grade of “pass” to the majority of its remaining loan portfolio.

For a description of the Company’s loan portfolio and credit quality indicators utilized in its credit monitoring process, see Note 8 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K.

Employee Loans.

Employee loans are granted primarily in conjunction with a program established in the Global Wealth Management Group business segment to retain and recruit certain employees. These loans are recorded in Receivables—Fees, interest and other in the condensed consolidated statements of financial condition. These loans are full recourse, generally require periodic payments and have repayment terms ranging from one to 12 years. The Company establishes a reserve for loan amounts it does not consider recoverable from terminated employees, which is recorded in Compensation and benefits expense. At September 30, 2012, the Company had $6,073 million of employee loans, net of an allowance of approximately $131 million. At December 31, 2011, the Company had $5,610 million of employee loans, net of an allowance of approximately $119 million.

The Company has also granted loans to other employees primarily in conjunction with certain after-tax leveraged investment arrangements. At September 30, 2012, the balance of these loans was $182 million, net of an allowance of approximately $110 million. At December 31, 2011, the balance of these loans was $162 million, net of an allowance of approximately $133 million. The Company establishes a reserve for non-recourse loan amounts not recoverable from employees, which is recorded in Other expense.

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

The Company completed its annual goodwill impairment testing at July 1, 2012. The Company’s testing did not indicate any goodwill impairment as each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value.

Due to the volatility in the equity markets, the economic outlook and the Company’s common shares trading below book value during the quarter ended September 30, 2012, the Company performed additional impairment testing, which did not result in any goodwill impairment. Adverse market or economic events could result in impairment charges in future periods. At September 30, 2012 and December 31, 2011, each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value.

Goodwill.

Changes in the carrying amount of the Company’s goodwill, net of accumulated impairment losses for the nine months ended September 30, 2012, were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Goodwill at December 31, 2011(1)	$330	$5,616	$740	$6,686
Foreign currency translation adjustments and other	1	—	—	1
Goodwill disposed of during the period(2)	—	(65)	—	(65)

Goodwill at September 30, 2012(1)	$331	$5,551	$740	$6,622

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The amount of the Company’s goodwill before accumulated impairments of $700 million, which included $673 million related to the Institutional Securities business segment and $27 million related to the Asset Management business segment, was $7,322 million and $7,386 million at September 30, 2012 and December 31, 2011, respectively.
(2)	The Global Wealth Management Group activity represents goodwill disposed of in connection with the sale of Quilter (see Notes 1 and 21).

Net Intangible Assets.

Changes in the carrying amount of the Company’s intangible assets for the nine months ended September 30, 2012 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Amortizable net intangible assets at December 31, 2011	$229	$3,641	$2	$3,872
Mortgage servicing rights (see Note 7)	122	11	—	133
Indefinite-lived intangible assets	—	280	—	280

Net intangible assets at December 31, 2011	$351	$3,932	$2	$4,285

Amortizable net intangible assets at December 31, 2011	$229	$3,641	$2	$3,872
Foreign currency translation adjustments and other	(2)	1	—	(1)
Amortization expense	(12)	(240)	—	(252)
Impairment losses(1)	(4)	—	—	(4)
Increase due to Smith Barney trade name(2)	—	280	—	280
Intangible assets acquired during the period	4	—	—	4

Amortizable net intangible assets at September 30, 2012	215	3,682	2	3,899
Mortgage servicing rights (see Note 7)	—	6	—	6

Net intangible assets at September 30, 2012	$215	$3,688	$2	$3,905

(1)	Impairment losses are recorded within Other expenses.
(2)	The Global Wealth Management Group business segment activity represents the reclassification of $280 million from an indefinite-lived to a finite-lived intangible assets (see Note 2).

10.	Long-Term Borrowings and Other Secured Financings.

The Company’s long-term borrowings included the following components:

	At September 30, 2012	At December 31, 2011
	(dollars in millions)
Senior debt	$159,746	$175,471
Subordinated debt	3,865	3,910
Junior subordinated debentures	4,833	4,853

Total	$168,444	$184,234

During the nine months ended September 30, 2012, the Company issued and reissued notes with a principal amount of approximately $16 billion. During the nine months ended September 30, 2012, approximately $36 billion of notes matured or were retired.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.6 years and 5.0 years at September 30, 2012 and December 31, 2011, respectively.

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

The Company’s other secured financings consisted of the following:

	At September 30, 2012	At December 31, 2011
	(dollars in millions)
Secured financings with original maturities greater than one year	$17,192	$18,696
Secured financings with original maturities one year or less	330	275
Failed sales(1)	651	1,748

Total(2)	$18,173	$20,719

(1)	For more information on failed sales, see Note 7.
(2)	Amounts include $9,674 million and $14,594 million at fair value at September 30, 2012 and December 31, 2011, respectively.

11.	Derivative Instruments and Hedging Activities.

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

The Company’s derivative products consist of the following:

	At September 30, 2012		At December 31, 2011
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Exchange traded derivative products	$3,839	$6,003	$4,103	$4,969
OTC derivative products	30,729	29,030	43,961	41,484

Total	$34,568	$35,033	$48,064	$46,453

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

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at September 30, 2012 and December 31, 2011, respectively. Fair value is presented in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned at September 30, 2012(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post-Collateral
Credit Rating(2)	Less than 1	1 - 3	3 - 5	Over 5
	(dollars in millions)
AAA	$537	$383	$1,710	$5,838	$(5,038)	$3,430	$2,979
AA	1,563	3,371	3,109	9,057	(10,672)	6,428	4,353
A	6,005	9,684	15,456	29,596	(51,133)	9,609	7,388
BBB	2,720	3,608	3,920	18,238	(21,896)	6,590	5,153
Non-investment grade	2,436	2,376	1,751	4,725	(6,615)	4,672	2,658

Total	$13,261	$19,422	$25,946	$67,454	$(95,354)	$30,729	$22,531

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared derivatives. The table does not include listed derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Owned at December 31, 2011(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post-Collateral
Credit Rating(2)	Less than 1	1 - 3	3 - 5	Over 5
	(dollars in millions)
AAA	$621	$1,615	$1,586	$10,375	$(7,513)	$6,684	$6,389
AA	5,578	7,547	5,972	21,068	(31,074)	9,091	7,048
A	7,576	5,538	10,224	27,417	(41,608)	9,147	7,117
BBB	4,437	4,448	3,231	17,758	(17,932)	11,942	10,337
Non-investment grade	2,819	2,949	2,703	5,084	(6,458)	7,097	4,158

Total	$21,031	$22,097	$23,716	$81,702	$(104,585)	$43,961	$35,049

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared derivatives. The table does not include listed derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

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

In the nine months ended September 30, 2012, the Company recognized an out of period pre-tax gain of approximately $109 million in the Institutional Securities business segment’s Other sales and trading net revenues, related to the reversal of amounts recorded in cumulative other comprehensive income due to the incorrect application of hedge accounting on certain derivative contracts previously designated as net investment

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedges of certain foreign, non-US dollar denominated subsidiaries. The Company has evaluated the effects of the incorrect application of hedge accounting, both qualitatively and quantitatively, and concluded that it did not have a material impact on any prior annual or quarterly consolidated financial statements. Subsequent to the identification of the incorrect application of net investment hedge accounting, the Company has appropriately redesignated the forward foreign exchange contracts and reapplied hedge accounting.

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

	Assets at September 30, 2012		Liabilities at September 30, 2012
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$8,861	$74,814	$111	$2,007
Foreign exchange contracts	52	5,112	310	15,408

Total derivatives designated as accounting hedges	8,913	79,926	421	17,415

Derivatives not designated as accounting hedges(1):
Interest rate contracts	870,982	18,679,751	850,043	18,349,898
Credit contracts	80,233	2,140,221	75,297	2,013,742
Foreign exchange contracts	47,406	1,922,219	52,856	2,032,377
Equity contracts	45,561	677,338	50,790	702,877
Commodity contracts	28,413	430,743	30,199	420,111
Other	146	2,423	61	4,677

Total derivatives not designated as accounting hedges	1,072,741	23,852,695	1,059,246	23,523,682

Total derivatives	$1,081,654	$23,932,621	$1,059,667	$23,541,097
Cash collateral netting	(69,553)	—	(47,102)	—
Counterparty netting	(977,533)	—	(977,532)	—

Total derivatives	$34,568	$23,932,621	$35,033	$23,541,097

(1)	Notional amounts include gross notionals related to open long and short futures contracts of $74 billion and $77 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $1,134 million and $7 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Assets at December 31, 2011		Liabilities at December 31, 2011
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$8,151	$71,706	$—	$—
Foreign exchange contracts	348	12,222	57	7,111

Total derivatives designated as accounting hedges	8,499	83,928	57	7,111

Derivatives not designated as accounting hedges(1):
Interest rate contracts	904,725	21,099,876	880,027	21,005,733
Credit contracts	138,791	2,466,623	130,726	2,428,042
Foreign exchange contracts	61,995	1,582,364	64,691	1,604,493
Equity contracts	46,287	603,290	48,286	595,146
Commodity contracts	39,778	411,661	39,998	374,594
Other	598	11,662	2,275	24,905

Total derivatives not designated as accounting hedges	1,192,174	26,175,476	1,166,003	26,032,913

Total derivatives	$1,200,673	$26,259,404	$1,166,060	$26,040,024
Cash collateral netting	(77,938)	—	(44,936)	—
Counterparty netting	(1,074,671)	—	(1,074,671)	—

Total derivatives	$48,064	$26,259,404	$46,453	$26,040,024

(1)	Notional amounts include gross notionals related to open long and short futures contracts of $77 billion and $66 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $605 million and $37 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the condensed consolidated statements of financial condition.

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for the quarters and nine months ended September 30, 2012 and 2011, respectively.

Derivatives Designated as Fair Value Hedges.

The following table presents gains (losses) reported on derivative instruments and the related hedge item as well as the hedge ineffectiveness included in Interest expense in the condensed consolidated statements of income from interest rate contracts:

	Gains (Losses) Recognized
	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2012	2011	2012	2011
	(dollars in millions)
Derivatives	$72	$3,261	$504	$3,331
Borrowings	17	(3,065)	(37)	(2,820)

Total	$89	$196	$467	$511

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives Designated as Net Investment Hedges.

	Gains (Losses) Recognized in OCI (effective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2012	2011	2012(1)	2011
	(dollars in millions)
Foreign exchange contracts(2)	$(226)	$422	$(76)	$139

Total	$(226)	$422	$(76)	$139

(1)	A gain of $77 million, net of tax, related to net investment hedges was reclassified from other comprehensive income into income during the nine months ended September 30, 2012. The amount primarily related the reversal of amounts recorded in cumulative other comprehensive income due to the incorrect application of hedge accounting on certain derivative contracts (see above for further information).
(2)	Losses of $65 million and $193 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarter and nine months ended September 30, 2012, respectively. Losses of $67 million and $176 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarter and nine months ended September 30, 2011, respectively.

The table below summarizes gains (losses) on derivative instruments not designated as accounting hedges for the quarters and nine months ended September 30, 2012 and 2011, respectively:

	Gains (Losses) Recognized in Income(1)(2)
	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2012	2011	2012	2011
	(dollars in millions)
Interest rate contracts	$227	$(221)	$977	$5,251
Credit contracts	(525)	2,117	96	2,849
Foreign exchange contracts	(129)	636	310	(3,165)
Equity contracts	(800)	4,278	(1,229)	3,262
Commodity contracts	(136)	1,167	166	1,616
Other contracts	(14)	(357)	10	(113)

Total derivative instruments	$(1,377)	$7,620	$330	$9,700

(1)	Gains (losses) on derivative contracts not designated as hedges are primarily included in Principal transactions—Trading.
(2)	Gains (losses) associated with certain derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Principal transactions—Trading.

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $38 million and $53 million at September 30, 2012 and December 31, 2011, respectively, and a notional value of $2,312 million and $3,312 million at September 30, 2012 and December 31, 2011, respectively. The Company recognized gains of $12 million and $6 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter and nine months ended September 30, 2012, respectively. The Company recognized losses of $2 million and gains of less than $1 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter and nine months ended September 30, 2011, respectively.

At September 30, 2012 and December 31, 2011, the amount of payables associated with cash collateral received that was netted against derivative assets was $69.6 billion and $77.9 billion, respectively, and the amount of

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receivables in respect of cash collateral paid that was netted against derivative liabilities was $47.1 billion and $44.9 billion, respectively. Cash collateral receivables and payables of $13 million and $8 million, respectively, at September 30, 2012 and $268 million and $9 million, respectively, at December 31, 2011, were not offset against certain contracts that did not meet the definition of a derivative.

Credit-Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit ratings downgrade. At September 30, 2012, the aggregate fair value of OTC derivative contracts that contain credit-risk-related contingent features that are in a net liability position totaled $35,709 million, for which the Company has posted collateral of $31,999 million, in the normal course of business. The long-term credit ratings on the Company by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”) are currently at different levels (commonly referred to as “split ratings”). At September 30, 2012, the future potential collateral amounts, termination payments or other contractual amounts that could be called by counterparties in the event of a downgrade of the Company’s long-term credit rating under various scenarios are: $305 million (Baa1 Moody’s/BBB+ S&P) and $2,043 million (Baa2 Moody’s/BBB S&P). Of these amounts, $1,907 million at September 30, 2012 related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

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

The tables below summarize the notional and fair value of protection sold and protection purchased through credit default swaps at September 30, 2012 and December 31, 2011:

	At September 30, 2012
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$1,140,757	$10,961	$1,105,003	$(10,391)
Index and basket credit default swaps	620,767	10,272	483,460	(9,372)
Tranched index and basket credit default swaps	320,610	4,852	483,366	(11,258)

Total	$2,082,134	$26,085	$2,071,829	$(31,021)

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

The table below summarizes the credit ratings and maturities of protection sold through credit default swaps and other credit contracts at September 30, 2012:

	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$2,294	$7,515	$26,636	$8,823	$45,268	$300
AA	11,059	15,047	22,788	6,852	55,746	(287)
A	70,914	82,154	68,129	14,358	235,555	(1,466)
BBB	143,674	181,691	152,834	44,199	522,398	2,279
Non-investment grade	82,252	96,380	80,316	22,842	281,790	10,135

Total	310,193	382,787	350,703	97,074	1,140,757	10,961

Index and basket credit default swaps(3):
AAA	74,566	51,159	44,193	17,531	187,449	(1,473)
AA	1,744	13,338	7,831	14,738	37,651	140
A	6,448	6,945	18,154	3,038	34,585	1,148
BBB	32,679	97,110	143,260	59,410	332,459	1,205
Non-investment grade	90,035	88,661	131,848	38,689	349,233	14,104

Total	205,472	257,213	345,286	133,406	941,377	15,124

Total credit default swaps sold	$515,665	$640,000	$695,989	$230,480	$2,082,134	$26,085

Other credit contracts(4)(5)	$514	$423	$148	$1,424	$2,509	$(502)

Total credit derivatives and other credit contracts	$516,179	$640,423	$696,137	$231,904	$2,084,643	$25,583

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the terms of the contracts.
(3)	Credit ratings are calculated internally.
(4)	Other credit contracts include CLNs, CDOs and credit default swaps that are considered hybrid instruments.
(5)	Fair value amount shown represents the fair value of the hybrid instruments.

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

Purchased Credit Protection with Identical Underlying Reference Obligations.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $1.6 trillion and $1.9 trillion at September 30, 2012 and December 31, 2011, compared with a notional amount of approximately $1.8 trillion and $2.1 trillion at September 30, 2012 and December 31, 2011, respectively, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Commitments, Guarantees and Contingencies.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at September 30, 2012 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at September 30, 2012
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$1,220	$6	$6	$—	$1,232
Investment activities	807	167	44	269	1,287
Primary lending commitments—investment grade(1)	8,598	14,353	33,217	735	56,903
Primary lending commitments—non-investment grade(1)	1,558	2,907	11,452	2,722	18,639
Secondary lending commitments(2)	63	146	30	4	243
Commitments for secured lending transactions	690	3	—	—	693
Forward starting reverse repurchase agreements and securities borrowing agreements(3)(4)	61,932	—	—	—	61,932
Commercial and residential mortgage-related commitments	1,061	15	141	264	1,481
Other commitments	1,458	219	68	68	1,813

Total	$77,387	$17,816	$44,958	$4,062	$144,223

(1)	This amount includes $29.2 billion of investment grade and $6.2 billion of non-investment grade unfunded commitments accounted for as held for investment and $3.5 billion of investment grade and $4.3 billion of non-investment grade unfunded commitments accounted for as held for sale at September 30, 2012. The remainder of these lending commitments are carried at fair value.
(2)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 4).
(3)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to September 30, 2012 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and of the amount at September 30, 2012, $53.6 billion settled within three business days.
(4)	The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $3 billion.

The above table does not include the Company’s commitment to purchase an additional 35% of the Wealth Management JV, for $4.725 billion upon regulatory approval (see Note 3).

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at September 30, 2012:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)	$515,665	$640,000	$695,989	$230,480	$2,082,134	$26,085	$—
Other credit contracts	514	423	148	1,424	2,509	(502)	—
Non-credit derivative contracts(1)	1,027,197	849,938	343,261	458,745	2,679,141	91,407	—
Standby letters of credit and other financial guarantees issued(2)(3)	1,389	1,163	1,648	5,791	9,991	(163)	8,626
Market value guarantees	—	35	160	525	720	12	86
Liquidity facilities	2,927	149	—	—	3,076	(6)	4,072
Whole loan sales representations and warranties	—	—	—	24,885	24,885	79	—
Securitization representations and warranties	—	—	—	71,649	71,649	35	—
General partner guarantees	70	26	17	188	301	73	—

(1)	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 11.
(2)	Approximately $2.7 billion of standby letters of credit are also reflected in the “Commitments” table in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Financial instruments owned or Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition.
(3)	Amounts include guarantees issued by consolidated real estate funds sponsored by the Company of approximately $156 million. These guarantees relate to obligations of the fund’s investee entities, including guarantees related to capital expenditures and principal and interest debt payments. Accrued losses under these guarantees of approximately $4 million are reflected as a reduction of the carrying value of the related fund investments, which are reflected in Financial instruments owned—Investments on the condensed consolidated statement of financial condition.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance (the “Cheyne SIV”). The case is styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. On September 2, 2009, the court dismissed all of the claims against the Company except for plaintiffs’ claims for common law fraud. On June 15, 2010, the court denied plaintiffs’ motion for class certification. On July 20, 2010, the court granted plaintiffs leave to replead their aiding and abetting common law fraud claims against the Company, and those claims were added in an amended complaint filed on August 5, 2010. On December 27, 2011, the court permitted plaintiffs to reinstate their causes of action for negligent misrepresentation and breach of fiduciary duty against the Company. The Company moved to dismiss these claims on January 10, 2012. On January 5, 2012, the court permitted plaintiffs to amend their Complaint and assert a negligence claim against the Company. The amended complaint was filed on January 9, 2012, and the Company moved to dismiss the negligence claim on January 17, 2012. On January 23, 2012, the Company moved for summary judgment with respect to the fraud and aiding and abetting fraud claims. On May 4, 2012, the court granted the Company’s motion to dismiss claims against the Company for breach of fiduciary duty and negligence and denied the Company’s motion to dismiss claims against the Company for negligent misrepresentation. On August 17, 2012, the court granted the Company’s motion for summary judgment with respect to the plaintiff’s fraud claim. The court denied the Company’s motion for summary judgment with respect to the plaintiffs’ aiding and abetting fraud claim and ordered plaintiffs to show cause why the negligent misrepresentation claim should not be dismissed. The court dismissed all or part of the claims of three of the fifteen plaintiffs in the action based on lack of standing or reliance. Plaintiffs have moved to reconsider dismissal of the claims of these three plaintiffs. On October 5, 2012, the court ruled that plaintiffs sufficiently showed cause as to why the negligent misrepresentation claim against the Company should not be dismissed. The fifteen plaintiffs in the action assert claims related to approximately $983 million of securities issued by the Cheyne SIV. On September 17, 2012, plaintiffs filed expert reports with the court alleging that they are seeking $713 million in compensatory damages on behalf of all fifteen plaintiffs. Plaintiffs are also seeking punitive damages. Based on currently available information, the Company believes that the defendants could incur a loss up to approximately $713 million, plus pre- and post-judgment interest, fees and costs.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints were filed on June 10, 2010. The complaints allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The original amount of the certificates allegedly sold to plaintiff by the Company in these cases was approximately $980 million collectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over these cases dismissed the federal securities law claims against the Company but denied the Company’s motion to dismiss with respect to other claims. At September 30, 2012, the current unpaid balance of the mortgage pass through certificates at issue in these cases was approximately $378 million, and the certificates had not yet incurred losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $378 million unpaid balance of these certificates and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and would be entitled to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On September 19, 2012, the court denied defendants’ motion to dismiss. At September 30, 2012, the current unpaid balance of the mortgage pass through certificates at issue in this case was approximately $134 million, and certain certificates had begun to incur losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $134 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and would be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company et al. v. Morgan Stanley Mortgage Capital Inc. et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On August 3, 2012, the court denied defendants’ motion to dismiss. At September 30, 2012, the current unpaid balance of the mortgage pass through certificates at issue in this case was approximately $126 million, and certain certificates had begun to incur losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $126 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 9, 2010, Cambridge Place Investment Management Inc. filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. The complaint asserts claims on behalf of certain clients of plaintiff’s affiliates and alleges that defendants made untrue statements and material omissions in the sale of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company was approximately $242 million. The complaint raises claims under the Massachusetts Uniform Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On February 11, 2011, Cambridge Place Investment Management Inc. filed a second complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts also styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. The complaint asserts claims on behalf of clients of plaintiff’s affiliates and alleges that the defendants made untrue statements and material omissions in selling certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued or underwritten by the Company or sold to plaintiff’s affiliates’ clients by the Company was approximately $102 million. The complaint raises claims under the Massachusetts Uniform Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 14, 2011, plaintiffs filed an amended complaint in each action. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted. That motion to dismiss was denied on October 2, 2012. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the as yet undetermined unpaid balance of these certificates and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and would be entitled to an offset for interest received by the plaintiff prior to a judgment.

In addition to the matters referenced above, on October 2, 2012, the United States Court of Appeals for the Second Circuit affirmed the June 27, 2011 judgment of the SDNY in Citibank, N.A. v. Morgan Stanley & Co. International, PLC in favor of Citibank, N.A. for $269 million plus post-judgment interest and costs. The Company has satisfied the judgment.

13.	Regulatory Requirements.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2009, the Basel Committee released proposals on risk-based capital, leverage and liquidity standards, known as “Basel III”. In June 2012, the U.S. Banking regulators proposed rules to implement many aspects of Basel III (the “proposals”). The proposals complement an earlier proposal for revisions to the market risk framework. The earlier proposal, also referred to as “Basel 2.5,” increases capital requirements for securitizations and correlation trading within the Company’s trading book. In June 2012, the U.S. banking regulators issued final rules that implement the Basel 2.5 market risk framework proposals. Those rules will become effective on January 1, 2013 and the Company expects to be in compliance with the rules as of such date.

The proposals contain new capital standards that raise the quality of capital and strengthen counterparty credit risk capital requirements and introduce a leverage ratio as a supplemental measure to the risk-based ratio. The proposals include a new capital conservation buffer, which imposes a common equity requirement above the new minimum that can be depleted under stress, and could result in restrictions on capital distributions and discretionary bonuses under certain circumstances. The proposals also provide for a potential countercyclical buffer which regulators can activate during periods of excessive credit growth in their jurisdiction. The U.S. banking regulators did not address the new additional loss absorbency capital requirement for global systemically important banks (“GSIB”), such as the Company, that is included in the original Basel III standards. U.S. banking regulators have indicated that guidance on GSIB capital requirements would be forthcoming; however, the Basel Committee on Banking Supervision has published guidance indicating that the Company would be subject to a 1.5% capital surcharge. The proposals also propose amendments to the advanced approaches risk-based capital rule that will amend certain aspects of the treatment of counterparty credit risk under the Basel II framework and replace the use of externally developed credit ratings with proposed alternatives such as internally developed credit ratings. Under the proposals, the new capital requirements would be phased in over several years, beginning in 2013.

In June 2011, the U.S. banking regulators published final regulations implementing a certain provision of the Dodd-Frank Act requiring that certain institutions supervised by the Federal Reserve, including the Company, be subject to minimum capital requirements that are not less than the generally applicable risk-based capital requirements. The proposals would establish a standardized approach that, among other things, modifies risk weights for certain types of asset classes and would serve as the minimum “capital floor” for certain financial institutions, including the Company. The Basel III proposals published by the U.S. banking regulators in June 2012 proposed to implement this floor, as well as including proposed changes to the determination of risk weights for certain types of asset classes for financial institutions employing advanced approaches.

At September 30, 2012, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 16.9% and total capital to RWAs of 17.0% (6% and 10% being well-capitalized for regulatory purposes, respectively). Also, the ratio of Tier 1 common capital to RWAs was 13.9% (5% being the minimum under the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) framework). In addition, financial holding companies are subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the year. At September 30, 2012, the Company was in compliance with this leverage restriction, with a Tier 1 leverage ratio of 7.2% (5% being well-capitalized for regulatory purposes).

At September 30, 2012, the Company calculated its RWAs in accordance with the regulatory capital requirements of the Federal Reserve, which is consistent with guidelines described under Basel I. RWAs reflect both on and off-balance sheet risk of the Company. The risk capital calculations will evolve over time as the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations.

The following table summarizes the capital measures for the Company:

	September 30, 2012		December 31, 2011
	Balance	Ratio	Balance	Ratio
	(dollars in millions)
Tier 1 common capital(1)(2)	$43,728	13.9%	$39,785	12.6%
Tier 1 capital(1)(3)	53,352	16.9%	51,114	16.2%
Total capital(1)(3)	53,460	17.0%	54,956	17.5%
RWAs(1)	314,770	—	314,817	—
Adjusted average assets(1)	743,021	—	769,578	—
Tier 1 leverage(1)	—	7.2%	—	6.6%

(1)	The December 31, 2011 deferred tax asset disallowance was adjusted by approximately $1.2 billion, resulting in a reduction to the Company’s Tier 1 common capital, Tier 1 capital, Total capital, RWAs and adjusted average assets by such amount, Tier 1 common capital ratio, Tier 1 capital ratio and Total capital ratio by approximately 30 basis points and Tier 1 leverage ratio by approximately 20 basis points.
(2)	Tier 1 common capital ratio equals Tier 1 common capital divided by RWAs. On December 30, 2011, the Federal Reserve formalized regulatory definitions for Tier 1 common capital and Tier 1 common capital ratio. The Federal Reserve defined Tier 1 common capital as Tier 1 capital less non-common elements in Tier 1 capital, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities. Previously, the Company’s definition of Tier 1 common capital included all of the items noted in the Federal Reserve’s definition, but it also included an adjustment for the portion of goodwill and non-servicing intangible assets associated with the Wealth Management JV’s noncontrolling interests (i.e., Citi’s share of the Wealth Management JV’s goodwill and intangibles). The Company’s conformance to the Federal Reserve’s definition under the final rule reduced its Tier 1 common capital and Tier 1 common ratio by approximately $4.2 billion and 132 basis points, respectively at December 31, 2011.
(3)	At September 30, 2012, Tier 2 capital declined to $108 million from $3,842 million at December 31, 2011. The change in the terms of the Wealth Management JV’s noncontrolling interests resulted in a reclassification from nonredeemable to redeemable in the quarter ended September 30, 2012, and also disqualified it as a component of the Company’s Tier 1 and Tier 2 capital. Noncontrolling interests and trust preferred securities are both components of restricted core capital, which is limited to 15% of Tier 1 capital. Due to the disqualification of noncontrolling interests, the Company’s capacity for restricted core capital increased such that it was able to include its remaining trust preferred securities (approximately $3.0 billion, previously in Tier 2 capital at December 31, 2011) in Tier 1 capital.

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

At September 30, 2012, the Company’s U.S. bank operating subsidiaries met all capital adequacy requirements to which they are subject and exceeded all regulatory mandated and targeted minimum regulatory capital requirements to be well-capitalized. There are no conditions or events that management believes have changed the Company’s U.S. bank operating subsidiaries’ category.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below sets forth the capital information for the Company’s U.S. bank operating subsidiaries, which are U.S. depository institutions, calculated in a manner consistent with the guidelines described under Basel I:

	September 30, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
	(dollars in millions)
Total capital (to RWAs):
Morgan Stanley Bank, N.A.	$11,122	17.1%	$10,222	17.8%
Morgan Stanley Private Bank, National Association	$1,342	26.8%	$1,278	31.9%
Tier I capital (to RWAs):
Morgan Stanley Bank, N.A.	$9,555	14.7%	$8,703	15.1%
Morgan Stanley Private Bank, National Association	$1,337	26.7%	$1,275	31.8%
Leverage ratio:
Morgan Stanley Bank, N.A.	$9,555	13.3%	$8,703	13.2%
Morgan Stanley Private Bank, National Association	$1,337	10.9%	$1,275	10.2%

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain a ratio of total capital to RWAs of 10%, a capital ratio of Tier 1 capital to RWAs of 6%, and a ratio of Tier 1 capital to average book assets (leverage ratio) of 5%. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. At September 30, 2012 and December 31, 2011, the Company’s U.S. depository institutions maintained capital at levels in excess of the universally mandated well-capitalized levels. These subsidiary depository institutions maintain capital at levels sufficiently in excess of the “well-capitalized” requirements to address any additional capital needs and requirements identified by the federal banking regulators.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority, Inc. and the U.S. Commodity Futures Trading Commission. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $7,981 million and $8,249 million at September 30, 2012 and December 31, 2011, respectively, which exceeded the amount required by $6,592 million and $7,215 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At September 30, 2012, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

Morgan Stanley Smith Barney LLC (“MSSB”) is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC, the Financial Industry Regulatory Authority, Inc. and the U.S. Commodity Futures Trading Commission. MSSB has consistently operated with capital in excess of its regulatory capital requirements. MSSB clears certain customer activity directly and introduces other business to MS&Co. and Citi. Subsequent to July 6, 2012, MSSB clears customer activity that was previously introduced to Citi. MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSMS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIP and MSMS have consistently operated in excess of their respective regulatory capital requirements.

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

14.	Total Equity and Redeemable Noncontrolling Interests.

Total Equity.

Morgan Stanley Shareholders’ Equity.

Common Equity Offerings.    During the quarters and nine months ended September 30, 2012 and 2011, the Company did not purchase any of its common stock as part of its share repurchase program. At September 30, 2012, the Company had approximately $1.6 billion remaining under its current share repurchase authorization. Share repurchases by the Company are subject to regulatory approval.

MUFG Stock Conversion.    On June 30, 2011, the Company’s outstanding Series B Preferred Stock owned by MUFG with a face value of $7.8 billion (carrying value $8.1 billion) and a 10% dividend was converted into 385,464,097 shares of the Company’s common stock, including approximately 75 million shares resulting from the adjustment to the conversion ratio pursuant to the transaction agreement. As a result of the adjustment to the conversion ratio, the Company incurred a one-time, non-cash negative adjustment of approximately $1.7 billion in its calculation of basic and diluted earnings per share during the quarter and nine months ended September 30, 2011.

Nonredeemable Noncontrolling Interests.

In September 2012, the Company reclassified approximately $4.3 billion from nonredeemable noncontrolling interests to redeemable noncontrolling interests for Citi’s remaining 35% interest in the Wealth Management JV (see Note 3). Changes in nonredeemable noncontrolling interests in the nine months ended September 30, 2012 also included distributions related to MSMS of $151 million. Changes in nonredeemable noncontrolling interests in the nine months ended September 30, 2011, primarily resulted from distributions related to the Wealth Management JV of $328 million and distributions related to MSMS of $139 million.

Redeemable Noncontrolling Interests.

The following presents a rollforward of redeemable noncontrolling interests for the nine months ended September 30, 2012 (dollars in millions):

Beginning balance at January 1, 2012	$—
Reclassification from nonredeemable noncontrolling interests	4,296
Net income applicable to redeemable noncontrolling interests	8
Foreign currency translation adjustments	(2)
Pension, postretirement and other related adjustments	1
Other	(1)

Ending balance at September 30, 2012	$4,302

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Earnings per Common Share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic EPS:
Income (loss) from continuing operations	$(956)	$2,270	$(93)	$4,847
Net gain (loss) from discontinued operations	—	23	21	(18)

Net income (loss)	(956)	2,293	(72)	4,829
Net income applicable to redeemable noncontrolling interests	8	—	8	—
Net income applicable to nonredeemable noncontrolling interests	59	94	446	469

Net income (loss) applicable to Morgan Stanley	(1,023)	2,199	(526)	4,360
Less: Preferred dividends (Series A Preferred Stock)	(11)	(11)	(33)	(33)
Less: Preferred dividends (Series B Preferred Stock)	—	—	—	(196)
Less: MUFG stock conversion	—	—	—	(1,726)
Less: Preferred dividends (Series C Preferred Stock)	(13)	(13)	(39)	(39)
Less: Allocation of earnings to participating RSUs(1):
From continuing operations	—	(22)	(1)	(31)

Earnings (loss) applicable to Morgan Stanley common shareholders	$(1,047)	$2,153	$(599)	$2,335

Weighted average common shares outstanding	1,889	1,848	1,884	1,590

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$(0.55)	$1.15	$(0.32)	$1.48
Net gain (loss) from discontinued operations	—	0.01	—	(0.01)

Earnings (loss) per basic common share	$(0.55)	$1.16	$(0.32)	$1.47

Diluted EPS:
Earnings (loss) applicable to Morgan Stanley common shareholders	$(1,047)	$2,153	$(599)	$2,335
Weighted average common shares outstanding	1,889	1,848	1,884	1,590
Effect of dilutive securities:
Stock options and RSUs(1)	—	21	—	18

Weighted average common shares outstanding and common stock equivalents	1,889	1,869	1,884	1,608

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$(0.55)	$1.14	$(0.32)	$1.47
Net income (loss) from discontinued operations	—	0.01	—	(0.02)

Earnings (loss) per diluted common share	$(0.55)	$1.15	$(0.32)	$1.45

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	RSUs that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and therefore, such RSUs are not included as incremental shares in the diluted calculation.

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
Number of Antidilutive Securities Outstanding at End of Period:	2012	2011	2012	2011
	(shares in millions)
RSUs and Performance-based stock units	87	35	87	23
Stock options	44	59	44	59

Total	131	94	131	82

16.	Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in millions)
Interest income(1):
Financial instruments owned(2)	$648	$900	$2,101	$2,744
Securities available for sale	80	73	242	264
Loans	161	110	418	255
Interest bearing deposits with banks	44	47	95	125
Federal funds sold and securities purchased under agreements to resell and Securities borrowed	64	112	223	719
Other	382	511	1,165	1,466

Total Interest income	$1,379	$1,753	$4,244	$5,573

Interest expense(1):
Deposits	$46	$59	$136	$185
Commercial paper and other short-term borrowings	11	9	35	28
Long-term debt	1,256	1,254	3,597	3,859
Securities sold under agreements to repurchase and Securities loaned	453	385	1,445	1,538
Other	(230)	(99)	(592)	(120)

Total Interest expense	$1,536	$1,608	$4,621	$5,490

Net interest	$(157)	$145	$(377)	$83

(1)	Interest income and expense are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instrument’s fair value, interest is included within Principal transactions—Trading revenues or Principal transactions—Investments revenues. Otherwise, it is included within Interest income or Interest expense.
(2)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction to Interest income on Financial instruments owned.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Employee Benefit Plans.

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

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in millions)
Service cost, benefits earned during the period	$7	$8	$22	$24
Interest cost on projected benefit obligation	40	42	122	125
Expected return on plan assets	(27)	(33)	(82)	(99)
Net amortization of prior service costs	(3)	(4)	(10)	(12)
Net amortization of actuarial loss	7	5	21	15

Net periodic benefit expense	$24	$18	$73	$53

18.	Income Taxes.

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

The Company’s effective tax rate from continuing operations for the quarter and nine months ended September 30, 2012 included an $82 million out of period net income tax provision adjustment in the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Institutional Securities business segment primarily related to the overstatement of tax benefits associated with repatriated earnings of a foreign subsidiary in 2010. The Company has evaluated the effects of the understatement of income tax provision both qualitatively and quantitatively, and concluded that it did not have a material impact on any prior annual or quarterly consolidated financial statements.

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2011, included a $447 million net tax benefit from the remeasurement of a deferred tax asset and the reversal of a related valuation allowance. The deferred tax asset and valuation allowance were recognized in income from discontinued operations in 2010 in connection with the recognition of a $1.2 billion loss due to writedowns and related costs following the Company’s commitment to a plan to dispose of Revel Entertainment Group, LLC (“Revel”). The Company recorded the valuation allowance because the Company did not believe it was more likely than not that it would have sufficient future net capital gain to realize the benefit of the expected capital loss to be recognized upon the disposal of Revel. During the quarter ended March 31, 2011, the disposal of Revel was restructured as a tax-free like kind exchange and the disposal was completed. The restructured transaction changed the character of the future taxable loss to ordinary. The Company reversed the valuation allowance because the Company believes it is more likely than not that it will have sufficient future ordinary taxable income to recognize the recorded deferred tax asset. In accordance with the applicable accounting literature, this reversal of a previously established valuation allowance due to a change in circumstances was recognized in income from continuing operations.

19.	Segment and Geographic Information.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information for the Company’s segments is presented below:

Three Months Ended September 30, 2012	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$1,939	$2,926	$635	$(54)	$5,446
Net interest	(563)	410	(4)	—	(157)

Net revenues(1)	$1,376	$3,336	$631	$(54)	$5,289

Income (loss) from continuing operations before income taxes	$(1,917)	$239	$198	$—	$(1,480)
Provision for (benefit from) income taxes	(661)	93	44	—	(524)

Income (loss) from continuing operations	(1,256)	146	154	—	(956)

Discontinued operations(2):
Gain (loss) from discontinued operations	(26)	—	12	(1)	(15)
Provision for (benefit from) income taxes	(9)	(5)	—	(1)	(15)

Net gain (loss) on discontinued operations	(17)	5	12	—	—

Net income (loss)	(1,273)	151	166	—	(956)
Net income applicable to redeemable noncontrolling interests	—	8	—	—	8
Net income (loss) applicable to nonredeemable noncontrolling interests	12	(3)	50	—	59

Net income (loss) applicable to Morgan Stanley	$(1,285)	$146	$116	$—	$(1,023)

Three Months Ended September 30, 2011	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$6,629	$2,853	$214	$(31)	$9,665
Net interest	(219)	373	(9)	—	145

Net revenues(1)	$6,410	$3,226	$205	$(31)	$9,810

Income (loss) from continuing operations before income taxes	$3,447	$356	$(118)	$—	$3,685
Provision for (benefit from) income taxes	1,315	139	(39)	—	1,415

Income (loss) from continuing operations	2,132	217	(79)	—	2,270

Discontinued operations(2):
Gain (loss) from discontinued operations	(16)	6	6	(1)	(5)
Provision for (benefit from) income taxes	(5)	2	(24)	(1)	(28)

Net gain (loss) on discontinued operations	(11)	4	30	—	23

Net income (loss)	2,121	221	(49)	—	2,293
Net income (loss) applicable to nonredeemable noncontrolling interests	60	52	(18)	—	94

Net income (loss) applicable to Morgan Stanley	$2,061	$169	$(31)	$—	$2,199

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2012	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$9,200	$8,844	$1,641	$(131)	$19,554
Net interest	(1,567)	1,211	(21)	—	(377)

Net revenues(1)	$7,633	$10,055	$1,620	$(131)	$19,177

Income (loss) from continuing operations before income taxes	$(1,721)	$1,019	$369	$(4)	$(337)
Provision for (benefit from) income taxes	(694)	362	88	—	(244)

Income (loss) from continuing operations	(1,027)	657	281	(4)	(93)

Discontinued operations(2):
Gain (loss) from discontinued operations	(48)	93	13	3	61
Provision for income taxes	15	26	—	(1)	40

Net gain (loss) on discontinued operations	(63)	67	13	4	21

Net income (loss)	(1,090)	724	294	—	(72)
Net income applicable to redeemable noncontrolling interests	—	8	—	—	8
Net income applicable to nonredeemable noncontrolling interests	156	152	138	—	446

Net income (loss) applicable to Morgan Stanley	$(1,246)	$564	$156	$—	$(526)

Nine Months Ended September 30, 2011	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$16,087	$9,010	$1,490	$(79)	$26,508
Net interest	(950)	1,060	(27)	—	83

Net revenues(1)	$15,137	$10,070	$1,463	$(79)	$26,591

Income from continuing operations before income taxes	$5,364	$1,017	$175	$—	$6,556
Provision for income taxes	1,299	365	45	—	1,709

Income from continuing operations	4,065	652	130	—	4,847

Discontinued operations(2):
Gain (loss) from discontinued operations	(84)	15	13	1	(55)
Provision for (benefit from) income taxes	(20)	5	(23)	1	(37)

Net gain (loss) on discontinued operations	(64)	10	36	—	(18)

Net income	4,001	662	166	—	4,829
Net income applicable to nonredeemable noncontrolling interests	238	130	101	—	469

Net income applicable to Morgan Stanley	$3,763	$532	$65	$—	$4,360

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account fund performance to date versus the performance benchmark stated in the investment management agreement. The amount of performance-based fee revenue at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $237 million at September 30, 2012 and approximately $179 million at December 31, 2011 (see Note 2 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K).
(2)	See Notes 1 and 21 for discussion of discontinued operations.

Net Interest	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Three Months Ended September 30, 2012
Interest income	$986	$507	$2	$(116)	$1,379
Interest expense	1,549	97	6	(116)	1,536

Net interest	$(563)	$410	$(4)	$—	$(157)

Three Months Ended September 30, 2011
Interest income	$1,374	$466	$3	$(90)	$1,753
Interest expense	1,593	93	12	(90)	1,608

Net interest	$(219)	$373	$(9)	$—	$145

Nine Months Ended September 30, 2012
Interest income	$3,062	$1,486	$7	$(311)	$4,244
Interest expense	4,629	275	28	(311)	4,621

Net interest	$(1,567)	$1,211	$(21)	$—	$(377)

Nine Months Ended September 30, 2011
Interest income	$4,439	$1,383	$10	$(259)	$5,573
Interest expense	5,389	323	37	(259)	5,490

Net interest	$(950)	$1,060	$(27)	$—	$83

Total Assets(1)	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
At September 30, 2012	$638,103	$119,447	$7,435	$764,985

At December 31, 2011	$641,456	$101,427	$7,015	$749,898

(1)	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted through European and Asian locations. The net revenues disclosed in the following table reflect the regional view of the Company’s consolidated net revenues on a managed basis, based on the following methodology:

•	Institutional Securities: advisory and equity underwriting—client location, debt underwriting—revenue recording location, sales and trading—trading desk location.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Global Wealth Management Group: global representative coverage location.

•	Asset Management: client location, except for Merchant Banking and Real Estate Investing businesses, which are based on asset location.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Revenues	2012	2011	2012	2011
	(dollars in millions)
Americas	$4,753	$6,544	$14,657	$18,609
Europe, Middle East, and Africa	296	2,199	2,428	5,393
Asia	240	1,067	2,092	2,589

Net revenues	$5,289	$9,810	$19,177	$26,591

20.	Equity Method Investments.

The Company has investments accounted for under the equity method of accounting (see Note 1) of $4,441 million and $4,524 million at September 30, 2012 and December 31, 2011, respectively, included in Other investments in the condensed consolidated statements of financial condition. Losses from these investments for the quarter and nine months ended September 30, 2012 were $3 million and $24 million, respectively, and are included in Other revenues in the condensed consolidated statements of income. Losses from these investments for the quarter and nine months ended September 30, 2011 were $63 million and $788 million, respectively, and are included in Other revenues in the condensed consolidated statements of income. The losses for 2011 included the loss related to the Company’s 40% stake in MUMSS, as described below. See Note 24 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K for further information.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS, while the Company holds a 51% voting interest and MUFG holds a 49% voting interest in MSMS. The Company continues to consolidate MSMS in its condensed consolidated financial statements and, commencing on May 1, 2010, accounted for its interest in MUMSS as an equity method investment within the Institutional Securities business segment. During the quarter ended September 30, 2012 and 2011, the Company recorded income (loss) of $36 million and $(3) million, respectively, and income (loss) of $117 million and $(675) million for the nine months ended September 30, 2012 and 2011, respectively, within Other revenues in the condensed consolidated statements of income, arising from the Company’s 40% stake in MUMSS.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Discontinued Operations.

See Note 1 for a discussion of the Company’s discontinued operations.

The table below provides information regarding amounts included in discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in millions)
Net revenues(1):
Saxon	$(1)	$38	$76	$92
Quilter	—	33	163	102
Other(2)	12	12	4	36

	$11	$83	$243	$230

Pre-tax gain (loss) on discontinued operations(1):
Revel	$—	$—	$—	$(10)
Saxon(3)	(25)	(14)	(40)	(77)
Quilter(4)	—	7	97	16
Other(2)	10	2	4	16

	$(15)	$(5)	$61	$(55)

(1)	Amounts included eliminations of intersegment activity.
(2)	Amounts included in Other for the quarter and nine months ended September 30, 2011 are related to the Company’s retail asset management business, CityMortgage Bank and other.
(3)	Amount for the nine months ended September 30, 2012 included a pre-tax gain of approximately $51 million, primarily resulting from the subsequent increase in fair value of Saxon, which had incurred impairment losses of $98 million in the quarter ended December 31, 2011, as well as approximately $7 million and $32 million of severance costs incurred in the quarter and nine months ended September 30, 2012, respectively, in connection with the disposition of Saxon. Saxon incurred total compensation costs of $9 million and $61 million and total general and administrative costs of $14 million and $47 million in the quarter and nine months ended September 30, 2012, respectively.
(4)	Amount for the nine months ended September 30, 2012 included a pre-tax gain of approximately $108 million in connection with the sale of Quilter.

22.	Subsequent Events.

The Company has evaluated subsequent events for adjustment to or disclosure in the condensed consolidated financial statements through the date of this report and the Company has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

Common Dividend.

On October 18, 2012, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05. The dividend is payable on November 15, 2012 to common shareholders of record on October 31, 2012.

Long-Term Borrowings.

Subsequent to September 30, 2012 and through October 31, 2012, the Company’s long-term borrowings (net of repayments) increased by approximately $1.2 billion, which includes a subordinated debt issuance of $2 billion on October 23, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of September 30, 2012, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows and changes in total equity for the nine-month periods ended September 30, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the management of the Company.

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
November 6, 2012

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

Global Wealth Management Group, which includes the Company’s 65% interest in Morgan Stanley Smith Barney Holdings LLC (the “Wealth Management Joint Venture” or “Wealth Management JV”) provides brokerage and investment advisory services to individual investors and small-to-medium sized businesses and institutions covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; cash management services; retirement services; and trust and fiduciary services and engages in fixed income principal trading, which primarily facilitates clients’ trading or investments in such securities.

Asset Management provides a broad array of investment strategies that span the risk/return spectrum across geographies, asset classes and public and private markets to a diverse group of clients across the institutional and intermediary channels as well as high net worth clients.

See Notes 1 and 21 to the condensed consolidated financial statements for a discussion of the Company’s discontinued operations.

The results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including the effect of economic and political conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate markets; the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital, leverage and liquidity requirements), and legal actions in the United States of America (“U.S.”) and worldwide; the level and volatility of equity, fixed income, and commodity prices and interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor sentiment and confidence in the financial markets; the performance of the Company’s acquisitions, joint ventures, strategic alliances or other strategic arrangements (including the Wealth Management JV and with Mitsubishi UFJ Financial Group, Inc. (“MUFG”)); the Company’s reputation; inflation, natural disasters and acts of war or terrorism; the actions and initiatives of current and potential competitors as well as governments, regulators and self-regulatory organizations and technological changes; or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to the Company’s businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an impact on the Company’s ability to achieve its strategic objectives. For a further discussion of these and other important factors that could affect the Company’s business, see “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) and “Other Matters” herein.

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

Executive Summary.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues:
Institutional Securities	$1,376	$6,410	$7,633	$15,137
Global Wealth Management Group	3,336	3,226	10,055	10,070
Asset Management	631	205	1,620	1,463
Intersegment Eliminations	(54)	(31)	(131)	(79)

Consolidated net revenues	$5,289	$9,810	$19,177	$26,591

Net income (loss)	$(956)	$2,293	$(72)	$4,829
Net income applicable to redeemable noncontrolling interests	8	—	8	—
Net income applicable to nonredeemable noncontrolling interests	59	94	446	469

Net income (loss) applicable to Morgan Stanley	$(1,023)	$2,199	$(526)	$4,360

Income (loss) from continuing operations applicable to Morgan Stanley:
Institutional Securities	$(1,268)	$2,072	$(1,183)	$3,827
Global Wealth Management Group	157	167	522	527
Asset Management	104	(61)	143	29
Intersegment Eliminations	—	—	(4)	—

Income (loss) from continuing operations applicable to Morgan Stanley	$(1,007)	$2,178	$(522)	$4,383

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations applicable to Morgan Stanley	$(1,007)	$2,178	$(522)	$4,383
Net gain (loss) from discontinued operations applicable to Morgan Stanley(1)	(16)	21	(4)	(23)

Net income (loss) applicable to Morgan Stanley	$(1,023)	$2,199	$(526)	$4,360

Earnings (loss) applicable to Morgan Stanley common shareholders	$(1,047)	$2,153	$(599)	$2,335

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$(0.55)	$1.15	$(0.32)	$1.48
Net gain (loss) from discontinued operations(1)	—	0.01	—	(0.01)

Earnings (loss) per basic common share(2)	$(0.55)	$1.16	$(0.32)	$1.47

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$(0.55)	$1.14	$(0.32)	$1.47
Net gain (loss) from discontinued operations(1)	—	0.01	—	(0.02)

Earnings (loss) per diluted common share(2)	$(0.55)	$1.15	$(0.32)	$1.45

Regional net revenues(3):
Americas	$4,753	$6,544	$14,657	$18,609
Europe, Middle East and Africa	296	2,199	2,428	5,393
Asia	240	1,067	2,092	2,589

Net revenues	$5,289	$9,810	$19,177	$26,591

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Average common equity (dollars in billions):
Institutional Securities	$28.6	$32.7	$29.2	$33.2
Global Wealth Management Group	13.2	13.5	13.3	13.3
Asset Management	2.4	2.7	2.4	2.7
Parent capital	16.8	10.2	16.1	3.1

Total from continuing operations	61.0	59.1	61.0	52.3

Discontinued operations	—	—	—	—

Consolidated average common equity	$61.0	$59.1	$61.0	$52.3

Return on average common equity(4):
Institutional Securities	N/M	25%	N/M	8%
Global Wealth Management Group	5%	5%	5%	3%
Asset Management	17%	N/M	8%	N/M
Consolidated	N/M	15%	N/M	6%
Book value per common share(5)	$30.53	$31.29	$30.53	$31.29
Tangible common equity(6)	$52,626	$53,559	$52,626	$53,559
Tangible book value per common share(7)	$26.65	$27.79	$26.65	$27.79
Effective income tax rate from continuing operations(8)	35.4%	38.4%	72.4%	26.1%
Worldwide employees	57,726	62,245	57,726	62,245
Global liquidity reserve at September 30, 2012 and 2011 (dollars in billions)(9)	$170	$180	$170	$180
Average global liquidity reserve (dollars in billions)(9):
Parent company liquidity	$65	$83	$68	$79
Bank and other subsidiaries liquidity	108	100	108	97

Total global liquidity reserve	$173	$183	$176	$176

Long-term debt outstanding	$168,444	$189,093	$168,444	$189,093
Maturities of long-term debt outstanding at September 30, 2012 and 2011 (next 12 months)	$20,214	$38,731	$20,214	$38,731
Capital ratios at September 30, 2012 and 2011(10):
Total capital ratio	17.0%	16.1%	17.0%	16.1%
Tier 1 common capital ratio	13.9%	11.6%	13.9%	11.6%
Tier 1 capital ratio	16.9%	14.9%	16.9%	14.9%
Tier 1 leverage ratio	7.2%	6.3%	7.2%	6.3%
Consolidated assets under management or supervision (dollars in billions)(11):
Asset Management(12)	$331	$268	$331	$268
Global Wealth Management Group(13)	545	461	545	461

Total	$876	$729	$876	$729

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Institutional Securities:
Pre-tax profit margin(14)	N/M	54%	N/M	35%
Global Wealth Management Group:
Global representatives(13)	16,829	17,661	16,829	17,661
Annualized revenues per global representative (dollars in thousands)(13)(15)	$790	$724	$783	$745
Assets by client segment (dollars in billions)(13):
$10 million or more	$572	$480	$572	$480
$1 million to $10 million	723	661	723	661

Subtotal $1 million or more	1,295	1,141	1,295	1,141

$100,000 to $1 million	426	374	426	374
Less than $100,000	47	38	47	38

Total client assets	$1,768	$1,553	$1,768	$1,553

Fee-based client assets as a percentage of total client assets(13)	31%	29%	31%	29%
Client assets per global representative(13)(16)	$105	$88	$105	$88
Global fee-based client asset inflows (dollars in billions)(13)	$7.5	$9.8	$20.3	$36.8
Bank deposits (dollars in billions)(17)	$118	$109	$118	$109
Global retail locations(13)	727	760	727	760
Pre-tax profit margin(14)	7%	11%	10%	10%
Asset Management:
Assets under management or supervision (dollars in billions)(12)	$331	$268	$331	$268
Pre-tax profit margin(14)	31%	N/M	23%	12%
Selective Management Financial Measures - Non-GAAP(18):
Net Revenues, excluding DVA(19)—Non-GAAP	$7,551	$6,400	$23,067	$23,126
Income from continuing operations applicable to Morgan Stanley, excluding DVA(19)—Non-GAAP	$561	$64	$2,275	$2,235
Income per diluted common share from continuing operations, excluding DVA(19)—Non-GAAP	$0.28	$0.02	$1.15	$0.15

N/M—Not	Meaningful.
(1)	See Notes 1 and 21 to the condensed consolidated financial statements for information on discontinued operations.
(2)	For the calculation of basic and diluted earnings per share (“EPS”), see Note 15 to the condensed consolidated financial statements.
(3)	Regional net revenues include the impact of the fluctuation in the Company’s credit spreads and other credit factors (“Debt-Related Credit Spreads”) on certain of the Company’s long-term and short-term borrowings, primarily structured notes, that are accounted for at fair value (“Borrowings”).
(4)	The calculation of return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. The return on average common equity is a non-Generally Accepted Accounting Principle (“GAAP”) financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance. The computation of average common equity for each business segment is determined using the Company’s Required Capital framework (“Required Capital Framework”), an internal capital adequacy measure (see “Liquidity and Capital Resources—Required Capital” herein). The effective tax rates used in the computation of business segment return on average common equity were determined on a separate entity basis.
(5)	Book value per common share equals common shareholders’ equity of $60,291 million at September 30, 2012 and $60,320 million at September 30, 2011 divided by common shares outstanding of 1,975 million at September 30, 2012 and 1,928 million at September 30, 2011.
(6)	Tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. For a discussion of tangible common equity, see “Liquidity and Capital Resources—The Balance Sheet” herein.

(7)	Tangible book value per common share is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. Tangible book value per common share equals tangible common equity divided by period-end common shares outstanding.
(8)	For a discussion of the effective income tax rate, see “Overview of the Quarter and Nine Months Ended September 30, 2012 Financial Results” herein.
(9)	For a discussion of Global Liquidity Reserve and average liquidity, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” herein.
(10)	On December 30, 2011, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) formalized regulatory definitions for Tier 1 common capital and Tier 1 common capital ratio. The Company’s Tier 1 common ratio at September 30, 2011 was recast to conform to this definition. The Company’s Total capital ratio, Tier 1 common capital ratio and Tier 1 capital ratio at September 30, 2011 have also been adjusted based on revised guidance from the Federal Reserve about the Company’s capital treatment for over-the-counter (“OTC”) derivative collateral. For a discussion of Total capital ratio, Tier 1 common capital ratio, Tier 1 capital ratio and Tier 1 leverage ratio, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
(11)	Revenues and expenses associated with these assets are included in the Company’s Global Wealth Management Group and Asset Management business segments.
(12)	Amounts exclude the Asset Management business segment’s proportionate share of assets managed by entities in which it owns a minority stake.
(13)	Prior period amounts exclude the balances related to Quilter & Co. Ltd. (“Quilter”) to conform to the current year’s presentation.
(14)	Pre-tax profit margin is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess operating performance. Percentages represent income from continuing operations before income taxes as a percentage of net revenues.
(15)	Annualized net revenues per global representative for the quarters and nine months ended September 30, 2012 and 2011 equals Global Wealth Management Group’s net revenues divided by the quarterly weighted average global representative headcount for the quarters and nine months ended September 30, 2012 and 2011, respectively.
(16)	Client assets per global representative equal total period-end client assets divided by period-end global representative headcount.
(17)	Approximately $60 billion and $56 billion of the bank deposit balances at September 30, 2012 and 2011, respectively, are held at Company-affiliated depositories with the remainder held at Citigroup, Inc. (“Citi”) affiliated depositories. These deposit balances are held at certain of the Company’s Federal Deposit Insurance Corporation (the “FDIC”) insured depository institutions for the benefit of the Company’s clients through their accounts. For additional information regarding the Company’s deposits, see “Liquidity and Capital Resources—Funding Management—Deposits” herein.

(18)	From time to time, the Company may disclose certain “non-GAAP financial measures” in the course of its earnings releases, earnings conference calls, financial presentations and otherwise. For these purposes, “GAAP” refers to generally accepted accounting principles in the United States. The Securities and Exchange Commission (“SEC”) defines a “non-GAAP financial measure” as a numerical measure of historical or future financial performance, financial positions, or cash flows that excludes or includes amounts or is subject to adjustments that effectively exclude, or include, amounts from the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures disclosed by the Company are provided as additional information to investors in order to provide them with further transparency about, or an alternative method for assessing, our financial condition and operating results. These measures are not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever the Company refers to a non-GAAP financial measure, the Company will also generally present the most directly comparable financial measure calculated and presented in accordance with GAAP, along with a reconciliation of the differences between the non-GAAP financial measure and the GAAP financial measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reconciliation of Selective Management Financial Measures from a Non-GAAP to a GAAP Basis (dollars in millions, except per share amounts):
Net Revenues
Net Revenues—Non-GAAP	$7,551	$6,400	$23,067	$23,126
Impact of Debt-Related Credit Spreads on Borrowings (DVA)	(2,262)	3,410	(3,890)	3,465

Net Revenues—GAAP	$5,289	$9,810	$19,177	$26,591

Income (loss) from continuing operations applicable to Morgan Stanley
Income applicable to Morgan Stanley—Non-GAAP	$561	$64	$2,275	$2,235
Impact of Debt-Related Credit Spreads on Borrowings (DVA)	(1,568)	2,114	(2,797)	2,148

Income (loss) applicable to Morgan Stanley—GAAP	$(1,007)	$2,178	$(522)	$4,383

Earnings (loss) per diluted common share
Income (loss) per diluted common share from continuing operations—Non-GAAP	$0.28	$0.02	$1.15	$0.15
Impact of Debt-Related Credit Spreads on Borrowings (DVA)	(0.83)	1.12	(1.47)	1.32

Income (loss) per diluted common share from continuing operations—GAAP	$(0.55)	$1.14	$(0.32)	$1.47

Average diluted shares—Non-GAAP (in millions)	1,924	1,869	1,913	1,608
Impact of Debt-Related Credit Spreads on Borrowings (DVA)(in millions)	(35)	—	(29)	—

Average diluted shares—GAAP (in millions)*	1,889	1,869	1,884	1,608

*	Due to GAAP loss in the 2012 periods, average diluted shares equal average basic shares.

(19)	Represents the change in the fair value of certain of Morgan Stanley’s long-term and short-term borrowings resulting from fluctuations in its credit spreads and other credit factors (commonly referred to as “DVA”).

Global Market and Economic Conditions.

During the nine months ended September 30, 2012, global market and economic conditions improved modestly from 2011 year-end as European policymakers became more aggressive in combating the region’s debt crisis and central bankers around the globe took a number of actions to stimulate the economic recovery. Despite these improvements, global market and economic conditions continued to be challenged by concerns about the ongoing European sovereign debt crisis, the impending U.S. “fiscal cliff” (i.e., the combination of expiring tax cuts and spending cuts that could take effect on or after January 1, 2013) and its adverse impact on the U.S. economy, and slowing economic growth in emerging markets.

In the U.S., major equity market indices ended the third quarter and the first nine months of 2012 higher compared with the beginning of the quarter and the year primarily due to improved investor confidence. The U.S. economy continued its moderate growth pace in the third quarter. In the third quarter, the unemployment rate decreased to 7.8% at September 30, 2012 from 8.5% at December 31, 2011. During the first nine months of 2012, housing market conditions continued to improve, but investments in commercial real estate projects remained challenged. Consumer spending and business investments improved during this period, while consumer price inflation remained relatively low. Oil prices rose during the third quarter of 2012 driven by concerns about crude oil supplies. The Federal Open Market Committee (“FOMC”) of the Federal Reserve kept key interest rates at historically low levels, and at September 30, 2012, the federal funds target rate was between zero and 0.25%, and the discount rate was 0.75%. The FOMC announced in September 2012 that key interest rates will likely remain at historically low levels at least through mid-2015. In an effort to lower long-term interest rates and to support economic growth, in June 2012 the FOMC announced its plan to purchase an additional $267 billion of U.S. Treasury securities with maturities between six and 30 years and sell an equal amount of U.S. Treasury securities with maturities of three years or less. In September 2012, the FOMC announced it would continue this program through the end of 2012 and launched a new program to buy an additional $40 billion of agency mortgage-backed securities every month until the job market improves.

In Europe, real gross domestic product growth stabilized in the first quarter of 2012 but weakened in the second and third quarters of 2012. At September 30, 2012, major European equity market indices were higher compared with the beginning of the quarter and the year primarily due to investors’ optimism about Europe’s progress in addressing its sovereign debt crisis, especially in Greece, Ireland, Italy, Portugal and Spain (the “European Peripherals”) and the sovereign debt exposures in the European banking system. The euro-area unemployment rate increased to 11.6% at September 30, 2012 from 10.6% at December 31, 2011. In early July 2012, the European Central Bank (“ECB”) lowered the benchmark interest rate from 1.00% to 0.75% in order to stimulate economic activity in Europe. The Bank of England’s (“BOE”) benchmark interest rate was 0.5% and was unchanged from December 31, 2011. To inject further monetary stimulus into the economy in the United Kingdom (“U.K.”), the BOE twice increased the size of its quantitative easing program in 2012. During the first nine months of 2012, the ECB conducted its second three-year refinancing operation and widened the pool of eligible collateral for refinancing operations to ease funding conditions for euro-area banks. In addition, European Union leaders agreed on a new bailout and debt-restructuring agreement designed to reduce Greece’s debt and reached another agreement to ease the recapitalization of struggling European banks. In September 2012, the ECB outlined the details of a plan to buy euro-area government bonds and reiterated its pledge to preserve the euro. Despite these actions, several major rating agencies downgraded the credit ratings for some euro-zone countries and some European Union member countries, such as Italy and Spain, entered into a technical recession (two consecutive quarters of negative gross domestic product) in 2012.

In Asia, most of the major equity market indices at September 30, 2012 were higher compared with the beginning of the quarter and the year. Japan’s Nikkei Index closed out the third quarter lower compared with the beginning of the quarter, but was higher compared with the beginning of the year. China’s Shanghai Composite Index at September 30, 2012 was lower compared with the beginning of the quarter and the year. Japan’s economy grew moderately in the first half of 2012, but the pick-up in economic activity paused in the third quarter. To further stimulate its economy, the Bank of Japan increased the size of its quantitative easing program three times during the first nine months of 2012. Japan’s benchmark interest rate remained within a range of zero to 0.1% during the first nine months of 2012. China’s economic growth decelerated in the first nine months of 2012 as import and export growth slowed after domestic tightening measures and global economic turmoil impacted consumption. To stimulate the Chinese economy, the People’s Bank of China (the “PBC”) cut its bank reserve requirement by 0.5% twice in the first nine months of 2012. In addition, the PBC lowered its one-year benchmark lending rate by 0.25% to 6.31% and 0.31% to 6.00% in June and July of 2012, respectively.

Overview of the Quarter and Nine Months Ended September 30, 2012 Financial Results.

Consolidated Results.    The Company recorded a net loss applicable to Morgan Stanley of $1,023 million on net revenues of $5,289 million during the quarter ended September 30, 2012 (“current quarter”), compared with net income applicable to Morgan Stanley of $2,199 million on net revenues of $9,810 million in the quarter ended September 30, 2011 (“prior year quarter”).

Net revenues in the current quarter included negative revenue of $2,262 million, or $(0.83) per diluted share from continuing operations, due to the impact of the tightening of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, compared with positive revenues of $3,410 million in the prior year quarter. Non-interest expenses increased 11% to $6,769 million in the current quarter compared to $6,125 million in the prior year quarter. Compensation expenses increased 8% to $3,929 million in the current quarter compared to $3,638 million in the prior year quarter. Non-compensation expenses increased 14% to $2,840 million in the current quarter, primarily due to litigation costs reported in the Institutional Securities business segment and non-recurring expenses associated with the Morgan Stanley Wealth Management integration.

Diluted EPS and diluted EPS from continuing operations were both $(0.55) in the current quarter compared with $1.15 and $1.14, respectively, in the prior year quarter.

Excluding the impact of the Company’s Debt-Related Credit Spreads on Borrowings that were accounted for at fair value, in the current quarter, net revenues were $7,551 million and diluted EPS from continuing operations was $0.28 per share, compared to $6,400 million and $0.02 per share, respectively, in the prior year quarter.

For the nine months ended September 30, 2012, the Company recorded a net loss applicable to Morgan Stanley of $526 million on net revenues of $19,177 million, compared with net income applicable to Morgan Stanley of $4,360 million on net revenues of $26,591 million in the nine months ended September 30, 2011. Non-interest expenses decreased 3% to $19,514 million from the prior year period. Diluted EPS and diluted EPS from continuing operations were both $(0.32), in the nine months ended September 30, 2012, compared with $1.45 and $1.47, respectively, in the prior year period. The EPS calculation for the prior year period included a negative adjustment of approximately $1.7 billion, or $0.92 per diluted share (calculated using 1.79 billion diluted average shares outstanding on the if-converted method), related to the conversion of the Company’s Series B Preferred Stock owned by MUFG into common stock.

The Company’s effective tax rate from continuing operations was 35.4% and 72.4% for the quarter and nine months ended September 30, 2012, respectively. The effective tax rate for the quarter and nine months ended September 30, 2012 included an out of period net income tax provision adjustment of $82 million, primarily related to the overstatement of tax benefits associated with repatriated earnings of a foreign subsidiary in 2010. Excluding this out of period adjustment, the effective tax rate from continuing operations for the quarter and nine months ended September 30, 2012 would have been 40.9% and 96.7%, respectively. The effective tax rates are reflective of the level and geographic mix of earnings, specifically the significant impact of tax benefits associated with DVA losses for the quarter and nine months ended September 30, 2012, respectively.

The Company’s effective tax rate from continuing operations was 38.4% and 26.1% for the quarter and nine months ended September 30, 2011, respectively. The effective tax rate for the nine months ended September 30, 2011 included a net tax benefit of $447 million, or $0.27 per diluted share, from the remeasurement of a deferred tax asset and the reversal of a related valuation allowance. The deferred tax asset and valuation allowance were recognized in income from discontinued operations in 2010 in connection with the recognition of a $1.2 billion loss due to writedowns and related costs following the Company’s commitment to a plan to dispose of Revel Entertainment Group, LLC (“Revel”). Excluding this discrete tax benefit, the annual effective tax rate from continuing operations for the nine months ended September 30, 2011 would have been 32.9%. For further discussion of the current and prior year discrete tax items, see “Executive Summary—Significant Items—Income Tax Items” herein.

During the nine months ended September 30, 2012, the Company completed the sale of Quilter, its retail wealth management business in the U.K., resulting in a pre-tax gain of $108 million. In addition, the first phase of the asset sale of Saxon closed on April 2, 2012. The results of Quilter (reported in the Global Wealth Management Group business segment) and Saxon (reported in the Institutional Securities business segment) are presented as discontinued operations for all periods presented. Discontinued operations were a gain of $23 million for the quarter ended September 30, 2011 and a gain (loss) of $21 million and $(18) million in the nine months ended September 30, 2012 and 2011, respectively.

Institutional Securities.    The loss from continuing operations before taxes was $1,917 million in the current quarter, compared with income from continuing operations before taxes of $3,447 million in the prior year quarter. Net revenues for the current quarter were $1,376 million compared with $6,410 million in the prior year quarter. The results in the current quarter included negative revenue of $2,262 million due to the impact of the tightening of the Company’s Debt-Related Credit Spreads on Borrowings that were accounted for at fair value compared with positive revenue of $3,410 million in the prior year quarter. Investment banking revenues for the current quarter increased 12% to $969 million from the prior year quarter, reflecting higher revenues from fixed income underwriting transactions, partially offset by lower revenues from advisory and equity underwriting transactions. The following sales and trading net revenues results exclude the impact of Debt-Related Credit Spreads on Borrowings that are accounted for at fair value. The presentation of net revenues excluding the impact of Debt-Related Credit Spreads on Borrowings that are accounted for at fair value is a non-GAAP financial measure that the Company considers useful for the Company and investors to allow further comparability of period to period operating performance. See “Business Segments—Institutional Securities—Sales and Trading Net Revenues” for more information. Excluding the impact of Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, fixed income and commodities sales and trading net revenues were $1,458 million in the current quarter, an increase of 33% from the prior year quarter, reflecting higher results in interest rate products and gains in credit products, including higher levels of client activity in securitized products. Equity sales and trading net revenues, excluding the impact of Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, of $1,228 million decreased 8% from the prior year quarter, reflecting lower revenues in the cash and derivatives businesses as a result of lower market volumes. Other sales and trading net losses in the current quarter were $164 million compared with net losses of $444 million in the prior year quarter. Results in both quarters primarily consisted of certain activities associated with the Company’s lending activities, gains (losses) on economic hedges related to the Company’s long-term debt, costs related to the amount of liquidity held (“negative carry”) and revenues related to hedge accounting on certain derivative contracts. Other revenues in the current quarter were $73 million compared with $259 million in the prior year quarter. Results for the current quarter included income of $36 million arising from the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) (see “Significant Items—Japanese Securities Joint Venture” herein), compared with a pre-tax loss of $3 million in the prior year quarter. Non-interest expenses increased 11% to $3,293 million in the current quarter. Compensation and benefits expenses in the current quarter were $1,638 million compared with $1,520 million in the prior year quarter. Non-compensation expenses were $1,655 million compared with $1,443 million in the prior year quarter.

Global Wealth Management Group.    Income from continuing operations before taxes was $239 million in the current quarter compared with $356 million in the prior year quarter. Net revenues were $3,336 million in the current quarter compared with $3,226 million in the prior year quarter. Transactional revenues, consisting of Commissions and fees, Principal transactions—Trading and Investment banking increased 2% from the prior year quarter. Principal transactions—Trading revenues increased 70% to $312 million in the current quarter, primarily due to gains related to investments associated with certain employee deferred compensation plans, higher revenues from dividend income, structured notes, corporate bonds and unit trusts, partially offset by lower revenue from corporate equity securities, government securities, municipal securities and foreign exchange transactions. Commissions and fees revenues decreased 21% to $521 million in the current quarter, primarily due to lower client activity. Asset management, distribution and administration fees increased 3% to $1,810 million in the current quarter, primarily due to higher fee-based revenues and higher revenues from the bank deposit program held at Citi depositories. Net interest increased 10% to $410 million in the current quarter from the prior year quarter, primarily resulting from higher revenues from the bank deposit program and secured financing activities. Non-interest expenses increased 8% to $3,097 million in the current quarter from the prior year quarter, reflecting an increase in compensation and non-compensation expenses. Total client asset balances were $1,768 billion at September 30, 2012 and client assets in fee-based accounts were $556 billion, or 31% of total client assets. Global fee-based client asset inflows for the current quarter were $7.5 billion compared with $9.8 billion in the prior year quarter.

Asset Management.    Income from continuing operations before taxes was $198 million in the current quarter compared with a loss from continuing operations of $118 million in the prior year quarter. Net revenues were $631 million in the current quarter compared with $205 million in the prior year quarter. The increase in net revenues included net investment gains in the Company’s Merchant Banking, Traditional Asset Management and Real Estate Investing businesses, as well as net investment gains associated with certain consolidated real estate funds sponsored by the Company. Non-interest expenses increased 34% to $433 million in the current quarter, reflecting an increase in compensation expenses. Compensation and benefits expenses increased 83% to $241 million in the current quarter compared with the prior year quarter primarily related to higher net revenues.

Significant Items.

Wealth Management JV.    On September 17, 2012, the Company completed the purchase from Citi of an additional 14% stake in the Wealth Management JV, at an implied valuation of $13.5 billion, for $1.89 billion. On September 25, 2012, the Company announced that its U.S. Wealth Management business was rebranded to Morgan Stanley Wealth Management. The Company incurred $173 million of non-recurring costs associated with the Morgan Stanley Wealth Management integration and the additional 14% purchase of the Wealth Management JV in the quarter and nine months ended September 30, 2012. See Note 3 to the condensed consolidated financial statements for further information.

Litigation costs.    During the quarter and nine months ended September 30, 2012, the Company incurred increased litigation expenses of approximately $280 million within the Institutional Securities business segment.

Corporate Lending.    The Company recorded the following amounts primarily associated with loans and lending commitments within the Institutional Securities business segment (see “Business Segments—Institutional Securities” herein):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in millions)
Other sales and trading:
Gains (losses) on loans and lending commitments	$491	$(1,048)	$1,309	$(1,014)
Gains (losses) on hedges	(238)	679	(784)	465

Total Other sales and trading revenue	$253	$(369)	$525	$(549)

Other revenue:
Provision for loan losses(1)	$(27)	$—	$(79)	$(5)
Losses on loans held for sale	(2)	—	(21)	—

Total Other revenue	$(29)	$—	$(100)	$(5)

Other expenses: Provision for unfunded commitments(1)	(33)	—	(42)	(17)

Total	$191	$(369)	$383	$(571)

(1)	The increases for the quarter and nine months ended September 30, 2012, were primarily driven by enhancements to the estimate for the inherent losses for and growth in the Company’s held for investment portfolio.

Japanese Securities Joint Venture.    During the quarters ended September 30, 2012 and 2011, the Company recorded income (loss) of $36 million and $(3) million, respectively, within Other revenues in the condensed consolidated statements of income, arising from the Company’s 40% stake in MUMSS (see Note 20 to the condensed consolidated financial statements). During the nine months ended September 30, 2012 and 2011, the Company recorded income (loss) of $117 million and $(675) million, respectively.

Income Tax Items.    The Company’s effective tax rate from continuing operations for the quarter and nine months ended September 30, 2012 included an $82 million out of period net income tax provision adjustment in the Institutional Securities business segment primarily related to the overstatement of tax benefits associated with repatriated earnings of a foreign subsidiary in 2010. The Company has evaluated the effects of the understatement of income tax provision both qualitatively and quantitatively, and concluded that it did not have a material impact on any prior annual or quarterly consolidated financial statements.

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

Monoline Insurers.    The results for the quarter and nine months ended September 30, 2011 included losses of $284 million and $132 million, respectively, related to the Company’s counterparty credit exposures to Monolines, principally MBIA Insurance Corporation.

U.K. Matters.    In July 2011, the U.K. Government enacted legislation imposing a bank levy on relevant liabilities and equities at December 31, 2011 on the consolidated balance sheets of banks and banking groups operating in the U.K. The Company accrued a levy charge of approximately $94 million for the quarter ended September 30, 2011. The levy was not deductible for U.K. corporation tax purposes.

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

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the Company’s consolidated results. Intersegment Eliminations also reflect the effect of fees paid by the Institutional Securities business segment to the Global Wealth Management Group business segment related to the bank deposit program. Losses from continuing operations before income taxes recorded in Intersegment Eliminations were zero and $4 million in the quarter and nine months ended September 30, 2012, respectively. The Company did not recognize any Intersegment Elimination gains or losses in the quarter and nine months ended September 30, 2011.

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

Principal Transactions—Investments.    The Company’s investments generally are held for long-term appreciation and generally are subject to significant sales restrictions. Estimates of the fair value of the investments may involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions. In some cases, such investments are required or are a necessary part of offering other products. The revenues recorded are the result of realized gains and losses from sales and unrealized gains and losses from ongoing fair value changes of the Company’s holdings as well as from investments associated with certain employee deferred compensation plans (as mentioned in the paragraph above). Typically, there are no fee revenues from these investments. The sales restrictions on the investments relate primarily to redemption and withdrawal restrictions on investments in real estate funds, hedge funds, and private equity funds, which include investments made in connection with certain employee deferred compensation plans (see Note 4 to the condensed consolidated financial statements). Restrictions on interests in exchanges and clearinghouses generally include a requirement to hold those interests for the period of time that the Company is clearing trades on that exchange or clearinghouse. Additionally, there are certain principal investments related to assets held by consolidated real estate funds, which are primarily related to holders of noncontrolling interests.

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

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in millions)
Revenues:
Investment banking	$969	$864	$2,704	$3,345
Principal transactions:
Trading	314	4,781	4,612	10,636
Investments	74	(119)	71	174
Commissions and fees	468	814	1,525	2,088
Asset management, distribution and administration fees	41	30	106	95
Other	73	259	182	(251)

Total non-interest revenues	1,939	6,629	9,200	16,087

Interest income	986	1,374	3,062	4,439
Interest expense	1,549	1,593	4,629	5,389

Net interest	(563)	(219)	(1,567)	(950)

Net revenues	1,376	6,410	7,633	15,137

Compensation and benefits	1,638	1,520	5,171	5,653
Non-compensation expenses	1,655	1,443	4,183	4,120

Total non-interest expenses	3,293	2,963	9,354	9,773

Income (loss) from continuing operations before income taxes	(1,917)	3,447	(1,721)	5,364
Provision for (benefit from) income taxes	(661)	1,315	(694)	1,299

Income (loss) from continuing operations	(1,256)	2,132	(1,027)	4,065

Discontinued operations:
Income (loss) from discontinued operations	(26)	(16)	(48)	(84)
Provision for (benefit from) income taxes	(9)	(5)	15	(20)

Net gains (losses) on discontinued operations	(17)	(11)	(63)	(64)

Net income (loss)	(1,273)	2,121	(1,090)	4,001

Net income applicable to nonredeemable noncontrolling interests	12	60	156	238

Net income (loss) applicable to Morgan Stanley	$(1,285)	$2,061	$(1,246)	$3,763

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations	$(1,268)	$2,072	$(1,183)	$3,827
Net gains (losses) from discontinued operations	(17)	(11)	(63)	(64)

Net income (loss) applicable to Morgan Stanley	$(1,285)	$2,061	$(1,246)	$3,763

Nonredeemable Noncontrolling Interests.    Nonredeemable noncontrolling interests primarily relate to Morgan Stanley MUFG Securities, Co., Ltd.

Discontinued Operations.    On October 24, 2011, the Company announced that it had reached an agreement to sell Saxon, a provider of servicing and subservicing of residential mortgage loans, to Ocwen Financial Corporation. The transaction, which was restructured as a sale of Saxon’s assets during the first quarter of 2012, was substantially completed in the second quarter of 2012. The remaining operations of Saxon are expected to be wound down within the year. The Company expects to incur incremental wind-down costs in future periods. The results of Saxon are reported as discontinued operations within the Institutional Securities business segment for all periods presented.

On February 17, 2011, the Company completed the sale of Revel. The sale price approximated the carrying value of Revel at the time of disposal and, accordingly, the Company did not recognize any pre-tax gain or loss on the sale. The results of Revel are reported as discontinued operations within the Institutional Securities business segment for all periods presented through the date of sale.

For further information, see Notes 1 and 21 to the condensed consolidated financial statements.

Investment Banking.    Investment banking revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in millions)
Advisory revenues	$339	$413	$915	$1,331
Underwriting revenues:
Equity underwriting revenues	199	239	654	943
Fixed income underwriting revenues	431	212	1,135	1,071

Total underwriting revenues	630	451	1,789	2,014

Total investment banking revenues	$969	$864	$2,704	$3,345

The following table presents the Company’s volumes of announced and completed mergers and acquisitions, equity and equity-related offerings, and fixed income offerings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012(1)	2011(1)	2012(1)	2011(1)
	(dollars in billions)
Announced mergers and acquisitions(2)	$82	$72	$319	$328
Completed mergers and acquisitions(2)	81	120	254	566
Equity and equity-related offerings(3)	15	12	38	41
Fixed income offerings(4)	73	41	199	160

(1)	Source: Thomson Reuters, data at October 16, 2012. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.
(2)	Amounts include transactions of $100 million or more and announced mergers and acquisitions exclude terminated transactions.
(3)	Amounts include Rule 144A and public common stock offerings, convertible offerings and rights offerings.
(4)	Amounts include non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Amounts also include publicly registered and Rule 144A issues. Amounts exclude leveraged loans and self-led issuances.

Investment banking revenues for the quarter ended September 30, 2012 increased 12% from the comparable period in 2011, reflecting higher revenues from fixed income underwriting transactions, partially offset by lower revenues from advisory and equity underwriting transactions. Overall, underwriting revenues of $630 million increased 40% from the quarter ended September 30, 2011. Fixed income underwriting revenues increased to $431 million in the quarter ended September 30, 2012 from $212 million in the prior year quarter, reflecting increased bond issuance volumes. Equity underwriting revenues decreased 17% to $199 million in the quarter ended September 30, 2012. Advisory revenues from merger, acquisition and restructuring transactions were $339 million in the quarter ended September 30, 2012, a decrease of 18% from the comparable period of 2011, reflecting lower completed market volumes.

Investment banking revenues for the nine months ended September 30, 2012 decreased 19% from the comparable period in 2011, reflecting lower revenues from equity underwriting transactions and lower advisory revenues driven by lower levels of market activity, partially offset by higher revenues from fixed income underwriting transactions.

Sales and Trading Net Revenues.    Sales and trading net revenues are composed of Principal transactions—Trading revenues; Commissions and fees; Asset management, distribution and administration fees; and Net interest revenues (expenses). In assessing the profitability of its sales and trading activities, the Company views these net revenues in the aggregate. In addition, decisions relating to principal transactions are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes, among other things, an assessment of the potential gain or loss associated with a transaction, including any associated commissions and fees, dividends, the interest income or expense associated with financing or hedging the Company’s positions, and other related expenses. See Note 11 to the condensed consolidated financial statements for further information related to gains (losses) on derivative instruments.

Total sales and trading net revenues decreased to $260 million in the quarter ended September 30, 2012 from $5,406 million in the quarter ended September 30, 2011, reflecting losses in fixed income and commodities sales and trading net revenues compared with gains in the prior year quarter and lower equity sales and trading net revenues, partially offset by lower losses in other sales and trading net revenues.

Sales and trading net revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011(1)	2012	2011(1)
	(dollars in millions)
Principal transactions—Trading	$314	$4,781	$4,612	$10,636
Commissions and fees	468	814	1,525	2,088
Asset management, distribution and administration fees	41	30	106	95
Net interest	(563)	(219)	(1,567)	(950)

Total sales and trading net revenues	$260	$5,406	$4,676	$11,869

(1)	All prior-period amounts have been reclassified to conform to the current period’s presentation. For further information, see Notes 1 and 21 to the condensed consolidated financial statements.

Sales and trading net revenues by business were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011(1)	2012	2011(1)
	(dollars in millions)
Equity	$587	$1,961	$3,257	$5,516
Fixed income and commodities	(163)	3,889	1,880	7,764
Other(2)	(164)	(444)	(461)	(1,411)

Total sales and trading net revenues	$260	$5,406	$4,676	$11,869

(1)	All prior-period amounts have been reclassified to conform to the current period’s presentation. For further information, see Notes 1 and 21 to the condensed consolidated financial statements.
(2)	Other sales and trading net revenues include net gains (losses) from certain loans and lending commitments and related hedges associated with the Company’s lending activities. Other sales and trading net revenues also include gains (losses) on economic hedges related to the Company’s long-term debt, net losses associated with costs related to the amount of liquidity held (“negative carry”) and revenues related to hedge accounting on certain derivative contracts (see “Sales and Trading Net Revenues in the Nine Months Ended September 30, 2012” herein).

The following sales and trading net revenues results exclude the impact of Debt-Related Credit Spreads on Borrowings that are accounted for at fair value (see footnote 1 in the following table). The reconciliation of sales and trading, including equity sales and trading and fixed income and commodities sales and trading net revenues from a non-GAAP to a GAAP basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in millions)
Total sales and trading net revenues—non-GAAP(1)	$2,522	$1,996	$8,566	$8,404
Impact of Debt-Related Credit Spreads on Borrowings (DVA)	(2,262)	3,410	(3,890)	3,465

Total sales and trading net revenues	$260	$5,406	$4,676	$11,869

Equity sales and trading net revenues—non-GAAP(1)	$1,228	$1,341	$4,205	$4,874
Impact of Debt-Related Credit Spreads on Borrowings (DVA)	(641)	620	(948)	642

Equity sales and trading net revenues	$587	$1,961	$3,257	$5,516

Fixed income and commodities sales and trading net revenues—non-GAAP(1)	$1,458	$1,099	$4,822	$4,941
Impact of Debt-Related Credit Spreads on Borrowings (DVA)	(1,621)	2,790	(2,942)	2,823

Fixed income and commodities sales and trading net revenues	$(163)	$3,889	$1,880	$7,764

(1)	Sales and trading net revenues, including fixed income and commodities and equity sales and trading net revenues that exclude the impact of Debt-Related Credit Spreads on Borrowings that are accounted for at fair value are non-GAAP financial measures that the Company considers useful for the Company and investors to allow further comparability of period to period operating performance.

Equity.    Equity sales and trading net revenues decreased 70% to $587 million in the quarter ended September 30, 2012 from the comparable period in 2011. The results in equity sales and trading net revenues included negative revenue in the quarter ended September 30, 2012 of $641 million due to the impact of the tightening of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value compared with positive revenue of $620 million in the quarter ended September 30, 2011 due to the impact of the widening of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value. Equity sales and trading net revenues, excluding the impact of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, in the quarter ended September 30, 2012 decreased 8% from the comparable period in 2011, reflecting lower revenues in the cash and derivatives businesses as a result of lower market volumes.

In the quarter ended September 30, 2012, equity sales and trading net revenues also reflected gains of $17 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ credit default swap spreads and other credit factors compared with losses of $94 million in the quarter ended September 30, 2011 due to the widening of such spreads and other credit factors. The Company also recorded losses of $70 million in the quarter ended September 30, 2012 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s credit default swap spreads and other credit factors compared with gains of $166 million in the quarter ended September 30, 2011 due to the widening of such spreads and other credit factors. The gains and losses on credit default swap spreads and other credit factors include gains and losses on related hedging instruments.

Fixed Income and Commodities.    Fixed income and commodities sales and trading net losses were $163 million in the quarter ended September 30, 2012 compared with net revenue of $3,889 million in the quarter ended September 30, 2011. Results in the quarter ended September 30, 2012 included negative revenue of $1,621 million due to the impact of the tightening of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, compared with positive revenue of $2,790 million in the quarter ended September 30,

2011 due to the impact of the widening of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value. Fixed income and commodities sales and trading net revenues, excluding the impact of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, in the quarter ended September 30, 2012 increased 33% over the comparable period in 2011. Fixed income net revenues, excluding the impact of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, in the quarter ended September 30, 2012 increased 64% over the comparable period in 2011, reflecting higher results in interest rate products and gains in credit products, including higher levels of client activity in securitized products compared to losses in securitized products in the prior year quarter. Results in the quarter ended September 30, 2011 were negatively impacted by losses of $284 million from Monolines (see “Executive Summary—Significant Items—Monoline Insurers” herein for further information). Commodity net revenues, excluding the impact of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, in the quarter ended September 30, 2012 decreased 51% over the comparable period in 2011, primarily due to lower levels of client activity, including structured transactions.

In the quarter ended September 30, 2012, fixed income and commodities sales and trading net revenues reflected net gains of $77 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ credit default swap spreads and other credit factors compared with losses of $360 million, including Monolines in the quarter ended September 30, 2011, due to the widening of such spreads and other credit factors. The Company also recorded losses of $338 million in the quarter ended September 30, 2012 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s credit default swap spreads and other credit factors compared with gains of $850 million in the quarter ended September 30, 2011 due to the widening of such spreads and other credit factors. The gains and losses on credit default swap spreads and other factors include gains and losses on related hedging instruments.

Other.    In addition to the equity and fixed income and commodities sales and trading net revenues discussed above, sales and trading revenues included other trading revenues, consisting of certain activities associated with the Company’s lending activities, gains (losses) on economic hedges related to the Company’s long-term debt, negative carry and revenues related to hedge accounting on certain derivative contracts. Other sales and trading net losses were $164 million in the quarter ended September 30, 2012 compared with net losses of $444 million in the quarter ended September 30, 2011. The results in both quarters included losses related to negative carry. The results in the quarter ended September 30, 2012 also included losses on economic hedges related to the Company’s long-term debt compared with gains in the prior year period. Results in the quarter ended September 30, 2012 were partially offset by net gains of $253 million associated with loans and lending commitments (mark-to-market valuations and realized gains of $491 million and losses on related hedges of $238 million). Results in the prior year quarter included net losses of approximately $369 million associated with loans and lending commitments (mark-to-market valuations and realized losses of approximately $1,048 million and gains on related hedges of approximately $679 million). The results in the quarter ended September 30, 2012 also included net investment gains in the Company’s deferred compensation and co-investment plans compared with net losses in the prior year quarter.

Effective April 1, 2012, the Company began accounting for all new “relationship-driven” and “event-driven” loans and lending commitments as either held for investment or held for sale. This corporate lending portfolio has grown and the Company expects this trend to continue. See “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part I, Item 3, herein.

Net Interest.    Net interest expense increased to $563 million in the quarter ended September 30, 2012 from net interest expense of $219 million in the quarter ended September 30, 2011 primarily due to lower revenues from financial instruments owned.

Sales and Trading Net Revenues in the Nine Months Ended September 30, 2012.    Total sales and trading revenues decreased 61% in the nine months ended September 30, 2012 from the comparable period of 2011, reflecting lower equity and fixed income sales and trading net revenues, partially offset by lower losses in other sales and trading net revenues. Equity sales and trading net revenues decreased 41% in the nine months ended

September 30, 2012 from the comparable period in 2011. The results in equity sales and trading net revenues included negative revenue in the nine months ended September 30, 2012 of $948 million due to the impact of the tightening of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value compared with positive revenue of $642 million in the nine months ended September 30, 2011 due to the impact of the widening of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value. Equity sales and trading net revenues, excluding the impact of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, in the nine months ended September 30, 2012 decreased 14% over the comparable period in 2011, primarily due to lower revenues in the cash and derivatives businesses due to lower market volumes. Fixed income and commodities sales and trading net revenues decreased 76% in the nine months ended September 30, 2012 from the comparable period in 2011. Results in the nine months ended September 30, 2012 included negative revenue of $2,942 million due to the impact of the tightening of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, compared with positive revenue of approximately $2,823 million in the nine months ended September 30, 2011 due to the impact of the widening of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value. Fixed income and commodities sales and trading net revenues, excluding the impact of the Company’s Debt-Related Credit Spreads on Borrowings that are accounted for at fair value, in the nine months ended September 30, 2012 remained relatively unchanged over the comparable period in 2011. In the nine months ended September 30, 2012, other sales and trading net losses were $461 million compared with losses of $1,411 million in the nine months ended September 30, 2011. Results in both periods included net losses related to negative carry. Results in the nine months ended September 30, 2012 included gains related to certain activities associated with the Company’s corporate lending activities compared with losses in the comparable period in 2011. Also included in the results for the nine months ended September 30, 2012 was an out of period pre-tax gain of approximately $109 million in other sales and trading net revenues, related to the reversal of amounts recorded in cumulative other comprehensive income due to the incorrect application of hedge accounting on certain derivative contracts previously designated as net investment hedges of certain foreign, non-U.S. dollar denominated subsidiaries (see Note 11 to the condensed consolidated financial statements). Net interest expense increased to $1,567 million in the nine months ended September 30, 2012 from net interest expense of $950 million in the nine months ended September 30, 2011 primarily due to lower revenues from securities purchased under agreements to resell and securities borrowed transactions.

Principal Transactions—Investments.    Principal transactions net investment gains of $74 million and $71 million were recognized in the quarter and nine months ended September 30, 2012, respectively, compared with net investment losses of $119 million and net investment gains of $174 million in the quarter and nine months ended September 30, 2011, respectively. The gains in the quarter and nine months ended September 30, 2012 and the nine months ended September 30, 2011 primarily included net gains from investments associated with the Company’s deferred compensation and co-investment plans and mark-to-market gains on principal investments in real estate funds. The losses in the quarter ended September 30, 2011 reflected losses on principal investments.

Other.    Other revenues of $73 million and $182 million were recognized in the quarter and nine months ended September 30, 2012, respectively, compared with other revenues of $259 million and other losses of $251 million in the quarter and nine months ended September 30, 2011, respectively. The results in the quarter and nine months ended September 30, 2012 included revenues of $36 million and $117 million, respectively, arising from the Company’s 40% stake in MUMSS. The results in the quarter and nine months ended September 30, 2011 included pre-tax losses of $3 million and $675 million, respectively, arising from the Company’s 40% stake in MUMSS (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein). The gains in the quarter and nine months ended September 30, 2012 were partially offset by increases in the provision for loan losses. The results in the nine months ended September 30, 2012 and in the quarter and nine months ended September 30, 2011 also included gains from the Company’s retirement of certain of its debt.

Non-interest Expenses.    Non-interest expenses increased 11% and decreased 4% in the quarter and nine months ended September 30, 2012, respectively. The increase in the quarter ended September 30, 2012 was due to higher compensation and non-compensation expenses. The decrease in the nine months ended September 30, 2012 was primarily due to lower compensation expenses. Compensation and benefits expenses increased 8% in the quarter ended September 30, 2012 in part due to higher net revenues, excluding DVA. Compensation and benefits expenses decreased 9% in the nine months ended September 30, 2012, in part due to lower net revenues, excluding DVA and were partially offset by severance expenses of $120 million related to reductions in force in the period. Non-compensation expenses increased 15% and 2% in the quarter and nine months ended September 30, 2012, respectively, compared with the prior year periods. Brokerage, clearing and exchange expenses decreased 24% and 10% in the quarter and nine months ended September 30, 2012, respectively, primarily due to lower volumes of activity. Information processing and communications expense increased 3% and 10% in the quarter and the nine months ended September 30, 2012, respectively, primarily due to ongoing investments in technology. Professional services expenses increased 37% and 21% in the quarter and nine months ended September 30, 2012, respectively, primarily due to higher legal costs and consulting expenses. Other expenses increased 64% and decreased 3% in the quarter and nine months ended September 30, 2012, respectively. The results in the quarter and nine months ended September 30, 2012 included increased litigation costs of approximately $280 million. The results in the quarter ended September 30, 2011 included the accrual of approximately $94 million of the estimated $125 million due to the bank levy on relevant liabilities and equities on the consolidated balance sheets of “U.K. Banking Groups,” at December 31, 2011 as defined under the bank levy legislation enacted by the U.K government in July 2011 (see “Executive Summary—Significant Items—U.K. Matters” herein for further information). The results in the nine months ended September 30, 2011 also included the initial costs of $130 million associated with Morgan Stanley Huaxin Securities Company Limited in the quarter and nine months ended September 30, 2011 (see “Executive Summary—Significant Items—Huaxin Securities Joint Venture” herein for further information).

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in millions)
Revenues:
Investment banking	$199	$162	$627	$585
Principal transactions:
Trading	312	184	905	806
Investments	4	(3)	7	6
Commissions and fees	521	662	1,682	2,111
Asset management, distribution and administration fees	1,810	1,753	5,406	5,170
Other	80	95	217	332

Total non-interest revenues	2,926	2,853	8,844	9,010

Interest income	507	466	1,486	1,383
Interest expense	97	93	275	323

Net interest	410	373	1,211	1,060

Net revenues	3,336	3,226	10,055	10,070

Compensation and benefits	2,050	1,986	6,149	6,227
Non-compensation expenses	1,047	884	2,887	2,826

Total non-interest expenses	3,097	2,870	9,036	9,053

Income from continuing operations before income taxes	239	356	1,019	1,017
Provision for income taxes	93	139	362	365

Income from continuing operations	146	217	657	652

Discontinued operations:
Income from discontinued operations	—	6	93	15
Provision for (benefit from) income taxes	(5)	2	26	5

Net gain from discontinued operations	5	4	67	10

Net income	151	221	724	662
Net income applicable to redeemable noncontrolling interests	8	—	8	—
Net income (loss) applicable to nonredeemable noncontrolling interests	(3)	52	152	130

Net income applicable to Morgan Stanley	$146	$169	$564	$532

Amounts applicable to Morgan Stanley:
Income from continuing operations	$157	$167	$522	$527
Net gain (loss) from discontinued operations	(11)	2	42	5

Net income applicable to Morgan Stanley	$146	$169	$564	$532

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in millions)
Revenues:
Transactional	$1,032	$1,008	$3,214	$3,502
Asset management	1,810	1,753	5,406	5,170
Net interest	410	373	1,211	1,060
Other	84	92	224	338

Net revenues	$3,336	$3,226	$10,055	$10,070

Wealth Management JV.    During the current quarter, the Company completed the purchase of an additional 14% stake in the Wealth Management JV from Citi for $1.89 billion, increasing the Company’s interest from 51% to 65%. Prior to September 17, 2012, Citi’s results related to its 49% interest were reported in net income (loss) applicable to nonredeemable noncontrolling interests. Due to the terms of the revised agreement with Citi, subsequent to the purchase of the additional 14% stake, Citi’s results related to the 35% interest are reported in net income (loss) applicable to redeemable noncontrolling interests.

On September 25, 2012, the Company announced that its U.S. Wealth Management business was rebranded to Morgan Stanley Wealth Management.

See Note 3 to the condensed consolidated financial statements for further information.

Discontinued Operations.    On April 2, 2012, the Company completed the sale of Quilter, its retail wealth management business in the U.K., resulting in a pre-tax gain of $108 million in nine months ended September 30, 2012 in the Global Wealth Management Group business segment. The results of Quilter are reported as discontinued operations for all periods presented, see Notes 1 and 21 to the condensed consolidated financial statements.

Transactional.

Investment Banking.    Investment banking revenues increased 23% in the quarter ended September 30, 2012 from the comparable period of 2011, primarily due to higher revenues from closed end funds and higher fixed income underwriting. Investment banking revenues increased 7% in the nine months ended September 30, 2012, from the comparable period of 2011, primarily due to higher fixed income underwriting.

Principal Transactions—Trading.    Principal transactions—Trading revenues increased 70% and 12% in the quarter and nine months ended September 30, 2012, respectively, from the comparable periods of 2011, primarily due to gains related to investments associated with certain employee deferred compensation plans, higher revenues from dividend income, structured notes, corporate bonds and unit trusts, partially offset by lower revenue from corporate equity securities, government securities, municipal securities and foreign exchange transactions.

Commissions and Fees.    Commissions and fees revenues decreased 21% and 20% in the quarter and nine months ended September 30, 2012, respectively, from the comparable periods of 2011, primarily due to lower client activity.

Asset Management.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 3% and 5% in the quarter and nine months ended September 30, 2012, respectively, from the comparable periods of 2011, primarily due to higher fee-based revenues and higher revenues from the bank deposit program held at Citi depositories. The referral fees for deposits placed with Citi affiliated depository institutions were $100 million and $64 million in the quarters ended September 30, 2012 and 2011, respectively, and $280 million and $190 million in the nine months ended September 30, 2012 and 2011, respectively.

Balances in the bank deposit program increased to $117.6 billion at September 30, 2012 from $109.0 billion at September 30, 2011. Deposits held by Company-affiliated FDIC-insured depository institutions were $60.1 billion at September 30, 2012 and $55.8 billion at September 30, 2011.

Client assets in fee-based accounts increased to $556 billion and represented 31% of total client assets at September 30, 2012, compared with $455 billion and 29% at September 30, 2011, respectively. Total client asset balances increased to $1,768 billion at September 30, 2012 from $1,553 billion at September 30, 2011, primarily due to the impact of market conditions and net new asset inflows. Client asset balances in households with assets greater than $1 million increased to $1,295 billion at September 30, 2012 from $1,141 billion at September 30, 2011. Global fee-based client asset inflows for the current quarter were $7.5 billion compared with $9.8 billion at September 30, 2011.

Net Interest.

Net interest increased 10% in the quarter ended September 30, 2012 from the comparable period of 2011, primarily resulting from higher revenues from the bank deposit program and secured financing activities. Net interest increased 14% in the nine months ended September 30, 2012 from the comparable period of 2011, primarily resulting from an increase in Interest income from the securities available for sale portfolio, higher revenues from the bank deposit program and secured financing activities.

Other.

Other.    Other revenues were $80 million and $217 million in the quarter and nine months ended September 30, 2012, respectively, a decrease of 16% and 35% from the comparable periods of 2011, respectively, primarily due to lower gains on sales of securities available for sale.

Non-interest Expenses.    Non-interest expenses increased 8% in the quarter ended September 30, 2012 from the comparable period of 2011 and were flat in the nine months ended September 30, 2012 compared to the prior year period. Compensation and benefits expense increased 3% in the quarter ended September 30, 2012, from the comparable period of 2011, primarily due to higher expenses associated with certain employee deferred compensation plans and higher severance expense. Compensation and benefits expense decreased 1% in the nine months ended September 30, 2012, from the comparable period of 2011, primarily due to lower net revenues, partially offset by higher expenses associated with certain deferred compensation plans. Non-compensation expenses increased 18% and 2% in the quarter and nine months ended September 30, 2012, respectively, from the comparable periods of 2011. Other expenses increased 64% and 9% in the quarter and nine months ended September 30, 2012, respectively, primarily due to $193 million of non-recurring costs related to Morgan Stanley Wealth Management integration (see “Executive Summary—Significant Items—Wealth Management JV” herein). Information processing and communications expense increased 16% and 6% in the quarter and nine months ended September 30, 2012, respectively, primarily due to higher telecommunications and data storage costs. Professional services expense decreased 13% and 8% in the quarter and nine months ended September 30, 2012, respectively, from the comparable periods of 2011, primarily due to lower technology consulting costs.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in millions)
Revenues:
Investment banking	$4	$5	$12	$10
Principal transactions:
Trading	(17)	(3)	(26)	(15)
Investments	212	(176)	360	253
Asset management, distribution and administration fees	437	392	1,256	1,203
Other	(1)	(4)	39	39

Total non-interest revenues	635	214	1,641	1,490

Interest income	2	3	7	10
Interest expense	6	12	28	37

Net interest	(4)	(9)	(21)	(27)

Net revenues	631	205	1,620	1,463

Compensation and benefits	241	132	673	665
Non-compensation expenses	192	191	578	623

Total non-interest expenses	433	323	1,251	1,288

Income (loss) from continuing operations before income taxes	198	(118)	369	175
Provision for (benefit from) income taxes	44	(39)	88	45

Income (loss) from continuing operations	154	(79)	281	130

Discontinued operations:
Gain from discontinued operations	12	6	13	13
Provision for (benefit from) income taxes	—	(24)	—	(23)

Net gain from discontinued operations	12	30	13	36

Net income (loss)	166	(49)	294	166
Net income (loss) applicable to nonredeemable noncontrolling interests	50	(18)	138	101

Net income (loss) applicable to Morgan Stanley	$116	$(31)	$156	$65

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations	$104	$(61)	$143	$29
Net gain from discontinued operations	12	30	13	36

Net income (loss) applicable to Morgan Stanley	$116	$(31)	$156	$65

Nonredeemable Noncontrolling Interests.    Nonredeemable noncontrolling interests are primarily related to the consolidation of certain real estate funds sponsored by the Company.

Discontinued Operations.    Discontinued operations in all periods presented primarily include results of operations related to the sale of substantially all of the Company’s retail asset management business, including Van Kampen Investments Inc., to Invesco Ltd. in the second quarter of 2010. See Note 21 to the condensed consolidated financial statements for further information.

Statistical Data.

The Asset Management business segment’s period-end and average assets under management or supervision were as follows:

	At September 30,		Average For The Three Months Ended September 30,		Average For The Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011
	(dollars in billions)
Assets under management or supervision by asset class:
Traditional Asset Management:
Equity	$117	$98	$114	$112	$113	$114
Fixed income	57	58	57	61	58	61
Liquidity	102	67	96	68	84	64
Alternatives(1)	27	18	27	18	26	18

Total Traditional Asset Management	303	241	294	259	281	257

Real Estate Investing	19	18	19	17	19	17

Merchant Banking:
Private Equity	9	9	9	9	9	9
FrontPoint(2)	—	—	—	—	—	1

Total Merchant Banking	9	9	9	9	9	10

Total assets under management or supervision	$331	$268	$322	$285	$309	$284

Share of minority stake assets(2)(3)	$5	$6	$5	$6	$5	$7

(1)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.
(2)	On March 1, 2011, the Company and the principals of FrontPoint Partners LLC (“FrontPoint”) completed a transaction whereby FrontPoint senior management and portfolio managers own a majority equity stake in FrontPoint and the Company retains a minority stake. At September 30, 2011, the assets under management attributed to FrontPoint are represented within the share of minority stake assets.
(3)	Amounts represent the Asset Management business segment’s proportional share of assets managed by entities in which it owns a minority stake.

Activity in the Asset Management business segment’s assets under management or supervision during the quarters and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in billions)
Balance at beginning of period	$311	$296	$287	$272
Net flows by asset class:
Traditional Asset Management:
Equity	(2)	(1)	(2)	3
Fixed income(1)	(3)	(1)	(4)	(4)
Liquidity	16	(5)	29	13
Alternatives(2)	—	—	1	—

Total Traditional Asset Management	11	(7)	24	12

Real Estate Investing	—	1	—	1

Merchant Banking:
FrontPoint(3)	—	—	—	(2)

Total Merchant Banking	—	—	—	(2)

Total net flows	11	(6)	24	11
Net market appreciation (depreciation)	9	(22)	20	(11)
Decrease due to FrontPoint transaction	—	—	—	(4)

Total net increase (decrease)	20	(28)	44	(4)

Balance at end of period	$331	$268	$331	$268

(1)	Fixed income outflows for the nine months ended September 30, 2011 includes $1.3 billion due to the revised treatment of assets under management previously reported as a net flow.
(2)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.
(3)	The amount for the nine months ended September 30, 2011 includes two months of net flows related to FrontPoint.

Principal Transactions—Trading.    In the quarter and nine months ended September 30, 2012, the Company recognized losses of $17 million and $26 million, respectively, compared with losses of $3 million and $15 million in the quarter and nine months ended September 30, 2011, respectively. Trading results in the quarter and nine months ended September 30, 2012 primarily reflected losses related to certain consolidated real estate funds sponsored by the Company, as well as losses on hedges on certain investments. Trading results in the quarter and nine months ended September 30, 2011 primarily reflected losses related to certain investments associated with the Company’s employee deferred compensation and co-investment plans, partially offset by gains from hedges on certain investments.

Principal Transactions—Investments.    The Company recorded principal transactions net investment gains of $212 million and $360 million in the quarter and nine months ended September 30, 2012, respectively, compared with losses of $176 million and gains of $253 million in the quarter and nine months ended September 30, 2011, respectively. The results in the quarter ended September 30, 2012 included net investment gains in the Company’s Merchant Banking, Traditional Asset Management and Real Estate Investing businesses, as well as net investment gains associated with certain consolidated real estate funds sponsored by the Company compared with net losses in the prior year quarter. The increase in the nine months ended September 30, 2012 was primarily related to higher net gains in the Company’s Merchant Banking business, as well as higher net investment gains associated with certain consolidated real estate funds sponsored by the Company.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 11% and 4% in the quarter and nine months ended September 30, 2012, respectively, compared with the prior year periods. The increases in both periods primarily reflected higher management and administration revenues and higher performance fees.

The Company’s assets under management increased $63 billion from $268 billion at September 30, 2011 to $331 billion at September 30, 2012 reflecting net customer inflows primarily in the Company’s liquidity funds. The Company recorded net customer inflows of $10.8 billion and $24.1 billion in the quarter and nine months ended September 30, 2012, respectively, which included approximately $4.5 billion and $8.8 billion, respectively, related to the conversion of Morgan Stanley Wealth Management client balances into the Company’s liquidity funds, compared with net outflows of $5.8 billion and net inflows of $11.3 billion in the quarter and nine months ended September 30, 2011, respectively. The net outflows for the quarter ended September 30, 2011 primarily reflected net customer outflows in liquidity funds. The net inflows for the nine months ended September 30, 2011 primarily reflected the sweep of Morgan Stanley Wealth Management client cash balances of approximately $18.5 billion into Morgan Stanley managed liquidity funds.

Other.    Other losses were $1 million and Other revenues were $39 million in the quarter and nine months ended September 30, 2012, respectively, as compared with other losses of $4 million and Other revenues of $39 million in the quarter and nine months ended September 30, 2011, respectively. The results in the nine months ended September 30, 2012 included gains associated with the expiration of a lending facility to a real estate fund sponsored by the Company. The results in the nine months ended September 30, 2012 also included lower revenues associated with the Company’s minority stake investments in Avenue Capital Group, a New York-based investment manager, and Lansdowne Partners, a London-based investment manager. The results in the quarter and nine months ended September 30, 2011 included losses of approximately $7 million and $27 million, respectively, related to the writedown of the Company’s minority stake investment in FrontPoint.

Non-interest Expenses.    Non-interest expenses increased 34% in the quarter ended September 30, 2012 compared with the quarter ended September 30, 2011, reflecting an increase in compensation expenses. Non-interest expenses decreased 3% in the nine months ended September 30, 2012 compared with the prior year period, reflecting a decrease in non-compensation expenses. Compensation and benefits expenses increased 83% and 1% in the quarter and nine months ended September 30, 2012, respectively, compared with the prior year periods, primarily related to higher net revenues. Non-compensation expenses increased 1% in the quarter ended September 30, 2012 compared with the prior year period, primarily due to higher brokerage, clearing and exchange fees, partially offset by lower Other expenses. Non-compensation expenses decreased 7% in the nine months ended September 30, 2012 compared with the prior year period, which included indemnification losses related to the FrontPoint transaction recognized in Other expenses.

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

Disclosures about Offsetting Assets and Liabilities.

In December 2011, the FASB issued an accounting update that creates new disclosure requirements requiring entities to disclose both gross and net information for derivatives and other financial instruments that are either offset in the statement of financial condition or subject to an enforceable master netting arrangement or similar arrangement. The disclosure requirements are effective for the Company beginning on or after January 1, 2013. Since these amended principles require only additional disclosures concerning offsetting and related arrangements, adoption will not affect the Company’s condensed consolidated statements of income or financial condition.

Other Matters.

Real Estate.

The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner. The Company’s real estate investments at September 30, 2012 and December 31, 2011 are described below. Such amounts exclude investments associated with certain employee deferred compensation and co-investment plans.

At September 30, 2012 and December 31, 2011, the condensed consolidated statements of financial condition included amounts representing real estate investment assets of condensed consolidated subsidiaries of approximately $2.2 billion and $2.0 billion, respectively, including noncontrolling interests of approximately $1.8 billion and $1.6 billion, respectively, for a net amount of $0.4 billion in both periods. This net presentation is a non-GAAP financial measure that the Company considers to be a useful measure for the Company and investors to use in assessing the Company’s net exposure. In addition, the Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to real estate investments of $0.5 billion at September 30, 2012.

In addition to the Company’s real estate investments, the Company engages in various real estate-related activities, including origination of loans secured by commercial and residential properties. The Company also securitizes and trades in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate. In connection with these activities, the Company has provided, or otherwise agreed to be responsible for, representations and warranties. Under certain circumstances, the Company may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. The Company continues to monitor its real estate-related activities in order to manage its exposures and potential liability from these markets and businesses. See “Legal Proceedings—Residential Mortgage and Credit Crisis Related Matters” in Part II, Item 1, herein and see Note 12 to the condensed consolidated financial statements for further information.

Regulatory Outlook.

The Dodd-Frank Act was enacted on July 21, 2010. While certain portions of the Dodd-Frank Act were effective immediately, other portions will be effective following extended transition periods or through numerous rulemakings by multiple governmental agencies, only a portion of which have been completed. It remains difficult to assess fully the impact that the Dodd-Frank Act will have on the Company and on the financial services industry generally. In addition, various international developments, such as the adoption of risk-based capital, leverage and liquidity standards, known as “Basel III,” which were proposed by the Basel Committee on Banking Supervision (the “Basel Committee”) in December 2009, will impact the Company in the coming years.

On August 13, 2012, the final joint rules of the Commodity Futures Trading Commission (“CFTC”) and SEC that further define “swap” and “security-based swap” were published and those rules became effective on October 12, 2012. As a result, certain subsidiaries of the Company will be required to register as “swap dealers” by December 31, 2012, and, at a later date, certain subsidiaries of the Company will be required to register with the SEC as “security-based swap dealers.” Upon registering with the CFTC on December 31, 2012, swap dealers will be required to comply with new business conduct standards, covering their relationships with counterparties and their internal management of risks and information associated with swaps, recordkeeping, reporting, and other regulatory requirements. Furthermore, it is expected that mandatory clearing and trade execution requirements for swaps may begin to take effect in the first quarter of 2013.

On September 28, 2012, the U.S. District Court for the District of Columbia vacated the CFTC’s rules on position limits applicable to options, futures contracts and swaps on 28 energy, metals, and agricultural commodities. The position limits rules would have expanded the CFTC’s existing position limits regime to, among other things, apply to swaps, narrow available hedging exemptions and impose stricter aggregation requirements.

It is likely that the remainder of 2012 and subsequent years will see further material changes in the way major financial institutions are regulated in both the U.S. and other markets in which the Company operates, although it remains difficult to predict the precise nature of such changes or the exact impact they will have on the Company’s business, financial condition, results of operations and cash flows for a particular future period.

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

In determining fair value, the Company uses various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels, wherein Level 1 uses observable prices in active markets, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and, therefore, require the greatest use of judgment. In periods of market disruption, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be recategorized from Level 1 to Level 2 or Level 2 to Level 3. In addition, a downturn in market conditions could lead to declines in the valuation of many instruments. For further information on the valuation process, fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, and quantitative information about and sensitivity of significant unobservable inputs used in Level 3 fair value measurements, see Notes 2 and 4 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K and Notes 2 and 4 to the condensed consolidated financial statements.

Level 3 Assets and Liabilities.    The Company’s Level 3 assets before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $24.1 billion and $32.5 billion at September 30, 2012 and December 31, 2011, respectively, and represented approximately 8% and 10% at September 30, 2012 and December 31, 2011, respectively, of the assets measured at fair value (approximately 3% and 4%, respectively, of total assets at September 30, 2012 and December 31, 2011). Level 3 liabilities before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $7.1 billion and $11.2 billion at September 30, 2012 and December 31, 2011, respectively, and represented approximately 4% and 6%, respectively, of the Company’s liabilities measured at fair value.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.    At September 30, 2012, certain of the Company’s assets were measured at fair value on a non-recurring basis, primarily relating to loans, other investments, premises, equipment and software costs, and intangible assets. The Company incurs losses or gains for any adjustments of these assets to fair value. A downturn in market conditions could result in impairment charges in future periods.

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

Goodwill and Intangible Assets.

Goodwill.    The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level, which is generally at the level of or one level below its business segments. Goodwill no longer retains its association with a particular acquisition once it has been assigned to a reporting unit. As such, all of the activities of a reporting unit, whether acquired or organically developed, are available to support the value of the goodwill. For both the annual and interim tests, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if the Company concludes otherwise, then it is required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques the Company believes market participants would use for each of the reporting units. The estimated fair values are generally determined utilizing methodologies that incorporate price-to-book, price-to-earnings and assets under management multiples of certain comparable companies. The Company also utilizes a discounted cash flow methodology for certain reporting units. At September 30, 2012 and December 31, 2011, each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value.

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

See Notes 4 and 9 to the condensed consolidated financial statements for additional information about goodwill and intangible assets.

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

The income of certain foreign subsidiaries earned outside of the United States has previously been excluded from taxation in the U.S. as a result of a provision of U.S. tax law that defers the imposition of tax on certain active financial services income until such income is repatriated to the United States as a dividend. This provision, which expired for taxable years beginning on or after January 1, 2012, had previously been extended by Congress on several occasions, including the most recent extension which occurred during 2010. The increase to the effective tax rate as a result of the expiration of the provision would be approximately 17.3% on an annual basis. If this provision is extended again with respect to such income earned during 2012, the overall financial impact to the Company would depend upon the level, composition and geographic mix of earnings but could decrease the Company’s 2012 annual effective tax rate and have a favorable impact on the Company’s net income, but not its cash flows due to utilization of tax attributes carryforwards.

Significant judgment is required in making these estimates, and the actual cost of a legal claim, tax assessment or regulatory fine/penalty may ultimately be materially different from the recorded accruals and unrecognized tax benefits, if any. See Notes 12 and 18 to the condensed consolidated financial statements for additional information on legal proceedings and tax examinations.

Special Purpose Entities and Variable Interest Entities.

The Company’s involvement with special purpose entities (“SPE”) consists primarily of the following:

•	Transferring financial assets into SPEs;

•	Acting as an underwriter of beneficial interests issued by securitization vehicles;

•	Holding one or more classes of securities issued by, or making loans to or investments in, SPEs that hold debt, equity, real estate or other assets;

•	Purchasing and selling (in a market-making capacity) securities issued by SPEs/variable interest entities (“VIE”), whether such vehicles are sponsored by the Company or not;

•	Entering into derivative transactions with SPEs (whether or not sponsored by the Company);

•	Providing warehouse financing to collateralized debt obligations and collateralized loan obligations;

•	Entering into derivative agreements with non-SPEs whose value is derived from securities issued by SPEs;

•	Servicing assets held by SPEs or holding servicing rights related to assets held by SPEs that are serviced by others under subservicing arrangements;

•	Serving as an asset manager to various investment funds that may invest in securities that are backed, in whole or in part, by SPEs; and

•	Structuring and/or investing in other structured transactions designed to provide enhanced, tax-efficient yields to the Company or its clients.

The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial instruments. The Company’s involvement with SPEs is discussed further in Note 6 to the condensed consolidated financial statements.

In most cases, these SPEs are deemed for accounting purposes to be VIEs. The Company applies accounting guidance for consolidation of VIEs to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Entities that previously met the criteria as qualifying SPEs that were not subject to consolidation prior to January 1, 2010 became subject to the consolidation requirements for VIEs on that date. Excluding entities subject to the Deferral (as defined in Note 2 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K), effective January 1, 2010, the primary beneficiary of a VIE is the party that both (1) has the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (2) has an obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. The Company consolidates entities of which it is the primary beneficiary.

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

The tables below summarize total assets for the Company’s business segments at September 30, 2012 and December 31, 2011:

	At September 30, 2012
	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$30,958	$4,842	$786	$36,586
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	23,395	5,452	—	28,847
Financial instruments owned:
U.S. government and agency securities	51,281	853	—	52,134
Other sovereign government obligations	36,124	1,047	—	37,171
Corporate and other debt	54,455	984	—	55,439
Corporate equities	55,518	56	1	55,575
Derivatives and other contracts	34,055	227	286	34,568
Investments	4,155	107	4,239	8,501
Physical commodities	7,914	6	—	7,920

Total financial instruments owned	243,502	3,280	4,526	251,308
Securities available for sale	—	40,498	—	40,498
Securities received as collateral(2)	12,811	—	—	12,811
Federal funds sold and securities purchased under agreements to resell(2)	124,163	12,119	—	136,282
Securities borrowed(2)	138,087	458	—	138,545
Receivables:
Customers(2)	28,085	17,422	(1)	45,506
Brokers, dealers and clearing organizations	6,342	1,282	49	7,673
Fees, interest and other	2,236	7,487	676	10,399
Loans	8,597	15,747	—	24,344
Other assets(3)	19,927	10,860	1,399	32,186

Total assets(4)	$638,103	$119,447	$7,435	$764,985

	At December 31, 2011
	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$35,288	$11,253	$771	$47,312
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	22,390	7,064	—	29,454
Financial instruments owned:
U.S. government and agency securities	62,818	631	—	63,449
Other sovereign government obligations	29,056	3	—	29,059
Corporate and other debt	67,925	998	—	68,923
Corporate equities	47,937	28	1	47,966
Derivatives and other contracts	47,624	219	221	48,064
Investments	4,165	123	3,907	8,195
Physical commodities	9,693	4	—	9,697

Total financial instruments owned	269,218	2,006	4,129	275,353
Securities available for sale	—	30,495	—	30,495
Securities received as collateral(2)	11,651	—	—	11,651
Federal funds sold and securities purchased under agreements to resell(2)	116,819	13,336	—	130,155
Securities borrowed(2)	126,573	501	—	127,074
Receivables:
Customers(2)	27,558	6,418	1	33,977
Brokers, dealers and clearing organizations	4,935	283	30	5,248
Fees, interest and other	1,663	7,134	647	9,444
Loans	3,867	11,477	25	15,369
Other assets(3)	21,494	11,460	1,412	34,366

Total assets(4)	$641,456	$101,427	$7,015	$749,898

(1)	Cash and cash equivalents include Cash and due from banks and Interest bearing deposits with banks.
(2)	These assets are included in secured financing assets (see “Secured Financing” herein).
(3)	Other assets include Other investments; Premises, equipment and software costs; Goodwill; Intangible assets and Other assets.
(4)	Total assets include Global Liquidity Reserves of $170 billion and $182 billion at September 30, 2012 and December 31, 2011, respectively.

A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets increased to $764,985 million at September 30, 2012 from $749,898 million at December 31, 2011. The increase in total assets was primarily due to an increase in Receivables from customers, Securities borrowed and Securities available for sale, partially offset by a decrease in Financial instruments owned—Derivatives and other contracts, Corporate and other debt, and U.S. government and agency securities.

The Company’s assets and liabilities are primarily related to transactions attributable to sales and trading and securities financing activities. At September 30, 2012, securities financing assets and liabilities were $362 billion and $286 billion, respectively. At December 31, 2011, securities financing assets and liabilities were $332 billion and $268 billion, respectively. Securities financing transactions include cash deposited with clearing organizations or segregated under federal and other regulations or requirements, repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received and customer receivables and payables. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Note 2 to the consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K and Note 6 to the condensed consolidated financial statements). Securities sold under agreements to repurchase and Securities loaned were $152 billion at September 30, 2012 and averaged $156 billion and $157 billion during the quarter and nine months ended September 30, 2012, respectively. Securities purchased under agreements to resell and Securities borrowed were $275 billion at September 30, 2012 and averaged $275 billion and $284 billion during the quarter and nine months ended September 30, 2012, respectively.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer owned securities, and customer cash, which is segregated in accordance with regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage clients. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets were $13 billion and $12 billion at September 30, 2012 and December 31, 2011, respectively, recorded in accordance with accounting guidance for the transfer of financial assets that represented offsetting assets and liabilities for fully collateralized non-cash loan transactions.

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

At September 30, 2012, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its Liquidity Stress Tests.

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

Global Liquidity Reserve by Type of Investment.

The table below summarizes the Company’s Global Liquidity Reserve by type of investment:

At September 30, 2012
(dollars in billions)
Cash deposits with banks	$16
Cash deposits with central banks	16
Unencumbered highly liquid securities:
U.S. Government obligations	56
U.S. agency and agency mortgage-backed securities	41
Non-U.S. sovereign obligations(1)	27
Investments in money market funds	—
Other investment grade securities	14

Global Liquidity Reserve	$170

(1)	Non-U.S. sovereign obligations are composed of unencumbered German, French, Dutch, U.K., Brazilian and Japanese government obligations.

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

Global Liquidity Reserve Held by the Parent and Operating Subsidiaries.

The table below summarizes the Global Liquidity Reserve held by the Parent and operating subsidiaries:

			Average Balance(1)
	At September 30, 2012	At June 30, 2012	For the Three Months Ended September 30, 2012	For the Three Months Ended June 30, 2012
	(dollars in billions)
Parent	$63	$65	$65	$69
Non-Bank Subsidiaries:
Domestic	18	17	17	15
Foreign	29	31	30	29

Total Non-Bank Subsidiaries	47	48	47	44

Bank Subsidiaries:
Domestic	55	55	56	55
Foreign	5	5	5	8

Total Bank Subsidiaries	60	60	61	63

Total	$170	$173	$173	$176

(1)	The Company calculates the average Global Liquidity Reserve based upon daily amounts.

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

The Company utilizes shorter term secured funding only for highly liquid assets and has established longer tenor limits for less liquid asset classes, for which funding may be at risk in the event of a market disruption. The Company defines highly liquid collateral as that which is consistent with the standards of the Global Liquidity Reserve, and less liquid collateral as that which does not meet those standards. At September 30, 2012, the weighted average maturity of the Company’s secured financing against less liquid collateral was greater than 120 days. To further minimize the refinancing risk of secured financing for less liquid collateral, the Company diversifies its investor base and limits the amount of monthly maturities for secured financing of less liquid collateral. Finally, in addition to the above risk management framework, the Company holds a portion of its Global Liquidity Reserve against the potential disruption to its secured financing capabilities.

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

The table below summarizes the Company’s short-term unsecured borrowings:

	At September 30, 2012	At December 31, 2011
	(dollars in millions)
Commercial paper(1)	$320	$978
Other short-term borrowings	1,803	1,865

Total	$2,123	$2,843

(1)	At December 31, 2011, the majority of the commercial paper balance was issued as part of client transactions and was not used for the Company’s general funding purposes. During the nine months ended September 30, 2012, the client transactions matured and the remaining balance at September 30, 2012 was used for the Company’s general funding purposes.

Deposits.    The Company’s bank subsidiaries’ funding sources include bank deposits, time deposits, money market deposit accounts, demand deposit accounts, repurchase agreements, federal funds purchased, commercial paper and Federal Home Loan Bank advances. The vast majority of deposits in Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the “Subsidiary Banks”) are sourced from the Company’s retail brokerage accounts and are considered to have stable, low cost funding characteristics.

Deposits were as follows:

	At September 30, 2012(1)	At December 31, 2011(1)
	(dollars in millions)
Savings and demand deposits(2)	$66,946	$63,029
Time deposits(3)	3,811	2,633

Total	$70,757	$65,662

(1)	Total deposits subject to FDIC Insurance at September 30, 2012 and December 31, 2011 were $55 billion and $52 billion, respectively.
(2)	Amounts include non-interest bearing deposits of $1,290 million and $1,270 million at September 30, 2012 and December 31, 2011, respectively.
(3)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 4 to the condensed consolidated financial statements).

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

Long-term borrowings at September 30, 2012 consisted of the following:

	Parent	Subsidiaries	Total
	(dollars in millions)
Due in 2012	$1,455	$745	$2,200
Due in 2013	23,719	631	24,350
Due in 2014	20,701	907	21,608
Due in 2015	19,171	4,272	23,443
Due in 2016	18,241	1,744	19,985
Thereafter	73,941	2,917	76,858

Total	$157,228	$11,216	$168,444

Long-Term Borrowing Activity for the Nine Months Ended September 30, 2012.

During the nine months ended September 30, 2012, the Company issued and reissued notes with a principal amount of approximately $16 billion. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rate (“LIBOR”) trading levels. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.6 years at September 30, 2012. During the nine months ended September 30, 2012, approximately $36 billion in aggregate long-term borrowings matured or were retired.

Subsequent to September 30, 2012 and through October 31, 2012, the Company’s long-term borrowings (net of repayments) increased by approximately $1.2 billion, which includes a subordinated debt issuance of $2 billion on October 23, 2012.

At September 30, 2012, the aggregate outstanding carrying amount of the Company’s senior indebtedness was approximately $156 billion (including guaranteed obligations of the indebtedness of subsidiaries) compared with $176 billion at December 31, 2011. The decrease in the amount of senior indebtedness was primarily due to repayments of notes, net of new issuances in long-term borrowings.

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

The rating agencies have stated that they currently incorporate various degrees of credit rating uplift from external sources of potential support, as well as perceived government support of systemically important banks, including the credit ratings of the Company. Rating agencies continue to monitor the progress of U.S. financial reform legislation to assess whether the possibility of extraordinary government support for the financial system in any future financial crises is negatively impacted. Legislative and rulemaking outcomes may lead to reduced uplift assumptions for U.S. banks and thereby place downward pressure on credit ratings. At the same time, proposed U.S. financial reform legislation and attendant rulemaking also has positive implications for credit ratings such as higher standards for capital and liquidity levels. The net result on credit ratings and the timing of any change in rating agency assumptions on support is currently uncertain.

At October 31, 2012, the Parent’s and Morgan Stanley Bank, N.A.’s senior unsecured ratings were as set forth below.

	Parent			Morgan Stanley Bank, N.A.
	Short-Term Debt	Long-Term Debt	Rating Outlook	Short-Term Debt	Long-Term Debt	Rating Outlook
Dominion Bond Rating Service Limited	R-1 (middle)	A (high)	Negative	—	—	—
Fitch Ratings Ltd.	F1	A	Stable	F1	A	Stable
Moody’s Investor Services, Inc.(1)	P-2	Baa1	Negative	P-2	A3	Stable
Rating and Investment Information, Inc.(2)	a-1	A	Negative	—	—	—
Standard & Poor’s Financial Services LLC	A-2	A-	Negative	A-1	A	Negative

(1)	On June 21, 2012, Moody’s Investor Services, Inc. (“Moody’s”) downgraded the ratings of 15 banks on review for downgrade in the context of a broad review of global banks with capital markets operations. The Parent’s long- and short-term debt ratings were lowered two notches to Baa1/P-2 from A2/P-1, and Morgan Stanley Bank, N.A.’s long- and short-term debt ratings were lowered to A3/P-2 from A1/P-1. A Negative outlook was assigned to the Parent, and a Stable outlook was assigned to Morgan Stanley Bank, N.A.
(2)	On May 14, 2012, Ratings and Investment Information, Inc. downgraded the Parent’s long-term rating one notch to A from A+.

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

As noted in the table above, the long-term credit ratings on the Company by Moody’s and Standard & Poor’s Financial Services LLC (“S&P”) are currently at different levels (commonly referred to as “split ratings”). The table below shows the future potential collateral amounts that could be called by counterparties or exchanges and clearing organizations in the event of the following credit rating scenarios for Moody’s and S&P at September 30, 2012:

Company Rating Scenario (Moody’s/S&P)	OTC Agreements	Other Agreements	Exchanges and Clearing Organization
	(dollars in millions)
Baa1/BBB+	$399	$—	$—
Baa2/BBB	$2,519	$—	$—
Baa3/BBB-	$3,327	$368	$140

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

At September, 30 2012 and June 30, 2012, the future potential amounts that could have been called by counterparties or exchanges and clearing organizations in the event of a downgrade to (Baa2 Moody’s/ BBB S&P) was $2.5 billion and $2.6 billion, respectively.

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

At September 30, 2012, the Company had approximately $1.6 billion remaining under its current share repurchase program out of the $6 billion authorized by the Board of Directors in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases by the Company are subject to regulatory approval. During the quarter and nine months ended September 30, 2012, the Company did not repurchase common stock as part of its capital management share repurchase program (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

The Board of Directors determines the declaration and payment of dividends on a quarterly basis. In October 2012, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05. In September 2012, the Company also announced that the Board of Directors declared a quarterly dividend of $255.56 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25556) and a quarterly dividend of $25.00 per share of Series C Non-Cumulative Non-Voting Perpetual Preferred Stock.

The following table sets forth the Company’s tangible common equity at September 30, 2012 and December 31, 2011 and average balances during the nine months ended September 30, 2012:

	Balance at		Average Balance(1)
	September 30, 2012	December 31, 2011	For the Nine Months Ended September 30, 2012
	(dollars in millions)
Common equity	$60,291	$60,541	$60,960
Preferred equity	1,508	1,508	1,508

Morgan Stanley shareholders’ equity	61,799	62,049	62,468
Junior subordinated debentures issued to capital trusts	4,833	4,853	4,840
Less: Goodwill and net intangible assets(2)	(7,665)	(6,691)	(6,725)

Tangible Morgan Stanley shareholders’ equity	$58,967	$60,211	$60,583

Common equity	$60,291	$60,541	$60,960
Less: Goodwill and net intangible assets(2)	(7,665)	(6,691)	(6,725)

Tangible common equity(3)	$52,626	$53,850	$54,235

(1)	The Company calculates its average balances based upon month-end balances.
(2)	The goodwill and net intangible assets deduction exclude mortgage servicing rights (net of disallowable mortgage servicing rights) of $5 million and $120 million at September 30, 2012 and December 31, 2011, respectively, and include only the Company’s share of the Wealth Management JV’s goodwill and intangible assets (see “Executive Summary—Significant Items—Wealth Management JV” herein for further information).
(3)	Tangible common equity, a non-GAAP financial measure, equals common equity less goodwill and net intangible assets as defined above. The Company views tangible common equity as a useful measure to investors because it is a commonly utilized metric and reflects the common equity deployed in the Company’s businesses.

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

Required Capital.

The Company’s capital estimation is based on the Required Capital Framework, an internal capital adequacy measure. This framework is a risk-based internal use of capital measure, which is compared with the Company’s regulatory capital to help ensure the Company maintains an amount of risk-based going concern capital after absorbing potential losses from extreme stress events at a point in time. The difference between the Company’s regulatory capital and aggregate Required Capital is Parent capital. Average Tier 1 common capital, aggregate Required Capital and Parent capital for the quarter ended September 30, 2012 were approximately $43.4 billion, $27.1 billion and $16.3 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, including Basel 2.5 and III, organic growth, acquisitions and other capital needs.

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

The following table presents the Parent’s and business segments’ average Tier 1 common capital and average common equity for the quarter ended September 30, 2012 and the quarter ended June 30, 2012.

	Three Months Ended September 30, 2012		Three Months Ended June 30, 2012
	Average Tier 1 Common Capital	Average Common Equity	Average Tier 1 Common Capital	Average Common Equity
	(dollars in billions)
Institutional Securities	$22.0	$28.6	$22.3	$29.3
Global Wealth Management Group	3.8	13.2	3.8	13.3
Asset Management	1.3	2.4	1.3	2.5
Parent capital	16.3	16.8	15.1	16.3

Total	$43.4	$61.0	$42.5	$61.4

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

At September 30, 2012, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 16.9% and total capital to RWAs of 17.0% (6% and 10% being well-capitalized for regulatory purposes, respectively). Also, the ratio of Tier 1 common capital to RWAs was 13.9% (5% being the minimum under the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) framework). In addition, financial holding companies are also subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the year. At September 30, 2012, the Company was in compliance with this leverage restriction, with a Tier 1 leverage ratio of 7.2% (5% being well-capitalized for regulatory purposes).

The following table reconciles the Company’s total shareholders’ equity to Tier 1 common, Tier 1, Tier 2 and Total allowable capital as defined by the regulations issued by the Federal Reserve and presents the Company’s consolidated capital ratios at September 30, 2012 and December 31, 2011:

	At September 30, 2012	At December 31, 2011
	(dollars in millions)
Allowable capital
Common shareholders’ equity	$60,291	$60,541
Less: Goodwill	(6,622)	(6,686)
Less: Non-servicing intangible assets	(3,899)	(4,165)
Less: Net deferred tax assets(1)	(5,006)	(6,098)
Less: After-tax debt valuation adjustment	502	(2,296)
Other deductions	(1,538)	(1,511)

Tier 1 common capital(1)(2)	43,728	39,785

Qualifying preferred stock	1,508	1,508
Qualifying restricted core capital elements(3)	8,116	9,821

Tier 1 capital(1)(3)	53,352	51,114

Qualifying subordinated debt and restricted core capital elements(3)	783	4,546
Other qualifying amounts	101	17
Other deductions	(776)	(721)

Tier 2 capital	108	3,842

Total allowable capital(1)(3)	$53,460	$54,956

Total risk weighted assets(1)	$314,770	$314,817

Capital ratios
Total capital ratio(1)(3)	17.0%	17.5%

Tier 1 common capital ratio(1)(2)	13.9%	12.6%

Tier 1 capital ratio(1)(3)	16.9%	16.2%

Tier 1 leverage ratio(1)	7.2%	6.6%

(1)	The December 31, 2011 deferred tax asset disallowance was adjusted by approximately $1.2 billion, resulting in a reduction to the Company’s Tier 1 common capital, Tier 1 capital, Total capital, RWAs and adjusted average assets by such amount, Tier 1 common capital ratio, Tier 1 capital ratio and Total capital ratio by approximately 30 basis points and Tier 1 leverage ratio by approximately 20 basis points.
(2)	Tier 1 common capital ratio equals Tier 1 common capital divided by RWAs. On December 30, 2011, the Federal Reserve formalized regulatory definitions for Tier 1 common capital and Tier 1 common capital ratio. The Federal Reserve defined Tier 1 common capital as Tier 1 capital less non-common elements in Tier 1 capital, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities. Previously, the Company’s definition of Tier 1 common capital included all of the items noted in the Federal Reserve’s definition, but it also included an adjustment for the portion of goodwill and non-servicing intangible assets associated with the Wealth Management JV’s noncontrolling interests (i.e., Citi’s share of the Wealth Management JV’s goodwill and intangibles). The Company’s conformance to the Federal Reserve’s definition under the final rule reduced its Tier 1 common capital and Tier 1 common ratio by approximately $4.2 billion and 132 basis points, respectively at December 31, 2011.
(3)	At September 30, 2012, Tier 2 capital declined to $108 million from $3,842 million at December 31, 2011. The change in the terms of the Wealth Management JV’s noncontrolling interests resulted in a reclassification from nonredeemable to redeemable in the quarter ended September 30, 2012, and also disqualified it as a component of the Company’s Tier 1 and Tier 2 capital. Noncontrolling interests and trust preferred securities are both components of restricted core capital, which is limited to 15% of Tier 1 capital. Due to the disqualification of noncontrolling interests, the Company’s capacity for restricted core capital increased such that it was able to include its remaining trust preferred securities (approximately $3.0 billion, previously in Tier 2 capital at December 31, 2011) in Tier 1 capital.

In November 2011, the Federal Reserve issued final rules on capital plans (“Capital Plans”), which require large bank holding companies such as the Company to submit Capital Plans on an annual basis in order for the Federal Reserve to assess the companies’ systems and processes that incorporate forward-looking projections of revenue and losses to monitor and maintain their internal capital adequacy. The rules also require that such companies receive no objection from the Federal Reserve before making a capital action. The Federal Reserve published the results of its 2012 Comprehensive Capital Analysis and Review in March 2012. The Company received no objection to its 2012 capital plan, including the acquisition of an additional 14% of the Wealth Management JV, which was completed in September 2012, and ongoing payment of current common and preferred dividends.

In October 2012, the Federal Reserve issued a final rule on Supervisory and Company-run Stress Test Requirements for Covered Companies, including the Company, and requires the Company to conduct semi-annual stress tests under baseline, adverse and severely adverse economic scenarios. Under this rule, Covered Companies are required to publicly disclose the results of their stress tests under the severely adverse economic scenario.

Total allowable capital is composed of Tier 1 capital, which includes Tier 1 common capital, and Tier 2 capital. Under the Federal Reserve’s Capital Plans final rules, Tier 1 common capital is calculated as Tier 1 capital less non-common elements in Tier 1 capital. Non-common elements include perpetual preferred stock and related surplus, minority interests in subsidiaries, trust preferred securities and mandatory convertible preferred securities. In their June 2012 Basel III proposals, the U.S. banking regulators proposed a new definition of common equity Tier 1 capital. The existing supervisory definition of Tier 1 common capital will remain in force under the Capital Plans final rules until the Federal Reserve adopts the new Basel III common equity Tier 1 ratio. Tier 1 capital consists predominantly of common shareholders’ equity as well as qualifying preferred stock and qualifying restricted core capital elements (qualifying trust preferred securities and noncontrolling interests) less goodwill, non-servicing intangible assets (excluding allowable mortgage servicing rights), net deferred tax assets (recoverable in excess of one year), an after-tax debt valuation adjustment and certain other deductions, including equity investments. The debt valuation adjustment in the above table represents the cumulative change in fair value of certain long-term and short-term borrowings that was attributable to the Company’s own instrument-specific credit spreads and is included in retained earnings. For a further discussion of fair value, see Note 4 to the condensed consolidated financial statements.

At September 30, 2012, the Company calculated its RWAs in accordance with the regulatory capital requirements of the Federal Reserve, which is consistent with guidelines described under Basel I. RWAs reflect both on and off-balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations.

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

In December 2009, the Basel Committee released proposals on risk-based capital, leverage and liquidity standards, known as “Basel III.” In June 2012, the U.S. banking regulators proposed rules to implement many aspects of Basel III (the “proposals”). The proposals complement an earlier proposal for revisions to the market risk framework. The earlier proposal, also referred to as “Basel 2.5”, increases capital requirements for securitizations and correlation trading within the Company’s trading book. In June 2012, the U.S. banking regulators issued final rules that implement the Basel 2.5 market risk framework proposals. Those rules will become effective on January 1, 2013, and the Company expects to be in compliance with the rules as of such date.

The proposals contain new capital standards that raise the quality of capital and strengthen counterparty credit risk capital requirements and introduce a leverage ratio as a supplemental measure to the risk-based ratio. The proposals include a new capital conservation buffer, which imposes a common equity requirement above the new minimum that can be depleted under stress, and could result in restrictions on capital distributions and discretionary bonuses under certain circumstances. The proposals also provide for a potential countercyclical buffer which regulators can activate during periods of excessive credit growth in their jurisdiction. The U.S. banking regulators did not address the new additional loss absorbency capital requirement for global systemically important banks (“GSIB”), such as the Company, that is included in the original Basel III standards. U.S. banking regulators have indicated that guidance on GSIB capital requirements would be forthcoming; however the Basel Committee on Banking Supervision has published guidance indicating that the Company would be subject to a 1.5% capital surcharge. The proposals also propose amendments to the advanced approaches risk-based capital rule that will amend certain aspects of the treatment of counterparty credit risk under the Basel II framework and replace the use of externally developed credit ratings with proposed alternatives such as internally developed credit ratings. Under the proposals, the new capital requirements would be phased in over several years, beginning in 2013.

In June 2011, the U.S. banking regulators published final regulations implementing a certain provision of the Dodd-Frank Act requiring that certain institutions supervised by the Federal Reserve, including the Company, be subject to minimum capital requirements that are not less than the generally applicable risk-based capital requirements. The proposals would establish a standardized approach that, among other things, modifies risk weights for certain types of asset classes and would serve as the minimum “capital floor” for certain financial institutions, including the Company. The Basel III proposals published by the U.S. banking regulators in June 2012 proposed to implement this floor, as well as including proposed changes to the determination of risk weights for certain types of asset classes for financial institutions employing advanced approaches.

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

Under the Basel III proposals, based on a preliminary analysis of the guidelines published to date and other factors, the Company estimates its pro forma Tier 1 common capital ratio under Basel III to be approximately 9% as of September 30, 2012. This is a preliminary estimate assuming relevant advanced approach regulatory model approvals and may change based on final rules to be issued by the Federal Reserve. If the Company does not receive such model approvals, this could have a significant impact on the Company’s estimates. In addition, our estimate may not be comparable with that of other financial services firms given the final rules have not been issued and our estimate may be calculated differently from other financial services firms. The pro forma Tier 1 common capital ratio under Basel III is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to gauge future regulatory capital requirements. The pro forma Tier 1 common capital ratio estimate is based on shareholders’ equity, Tier 1 common capital and RWAs at September 30, 2012. This preliminary estimate is subject to risks and uncertainties that may cause actual results to differ materially and should not be taken as a projection of what the Company’s capital ratios, RWAs, earnings or other results will actually be at these future dates. For a discussion of risks and uncertainties that may affect the future results of the Company, please see “Risk Factors” in Part I, Item 1A of the Form 10-K.

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

Off-Balance Sheet Arrangements with Unconsolidated Entities.

The Company enters into various arrangements with unconsolidated entities, including VIEs, primarily in connection with its Institutional Securities and Global Wealth Management Group business segments. See “Off-Balance Sheet Arrangements with Unconsolidated Entities” included in Part II, Item 7, of the Form 10-K and Note 7 to the condensed consolidated financial statements for further information.

See Note 12 to the condensed consolidated financial statements for further information on guarantees.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at September 30, 2012 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total at September 30, 2012
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$1,220	$6	$6	$—	$1,232
Investment activities	807	167	44	269	1,287
Primary lending commitments—investment grade(1)	8,598	14,353	33,217	735	56,903
Primary lending commitments—non-investment grade(1)	1,558	2,907	11,452	2,722	18,639
Secondary lending commitments(2)	63	146	30	4	243
Commitments for secured lending transactions	690	3	—	—	693
Forward starting reverse repurchase agreements and securities borrowing agreements(3)(4)	61,932	—	—	—	61,932
Commercial and residential mortgage-related commitments	1,061	15	141	264	1,481
Other commitments	1,458	219	68	68	1,813

Total	$77,387	$17,816	$44,958	$4,062	$144,223

(1)	This amount includes $29.2 billion of investment grade and $6.2 billion of non-investment grade unfunded commitments accounted for as held for investment and $3.5 billion of investment grade and $4.3 billion of non-investment grade unfunded commitments accounted for as held for sale at September 30, 2012. The remainder of these lending commitments are carried at fair value.
(2)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition (see Note 4 to the condensed consolidated financial statements).
(3)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to September 30, 2012 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and of the amount at September 30, 2012, $53.6 billion settled within three business days.
(4)	The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $3 billion.

The above table does not include the Company’s commitment to purchase an additional 35% of the Wealth Management JV, for $4.725 billion upon regulatory approval (see Note 3 to the condensed consolidated financial statements).

Effects of Inflation and Changes in Foreign Exchange Rates.

The Company’s assets to a large extent are liquid in nature and, therefore, are not significantly affected by inflation. Inflation may result in increases in the Company’s expenses, which may not be readily recoverable in the price of services offered. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets and upon the value of financial instruments, it may adversely affect the Company’s financial position and profitability.

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

VaR Methodology, Assumptions and Limitations.

The Company has enhanced its VaR model during 2012 to make it more responsive to current market conditions while maintaining a longer-term perspective. This enhancement is consistent with regulatory requirements. The current VaR model has been approved by the Company’s regulators for use in regulatory capital calculations.

The Company estimates VaR using a model based on volatility adjusted historical simulation for general market risk factors and Monte Carlo simulation for name-specific risk in corporate shares, bonds, loans and related derivatives. The model constructs a distribution of hypothetical daily changes in the value of trading portfolios based on the following: historical observation of daily changes in key market indices or other market risk factors; and information on the sensitivity of the portfolio values to these market risk factor changes. The Company’s current VaR model uses four years of historical data with a volatility adjustment to reflect current market conditions. The Company’s prior VaR model also uses four years of historical data, but does not make any volatility adjustments and is therefore less responsive to current market conditions. To facilitate the transition to the current VaR model, results using both the current and prior VaR models are included in the Trading Risks section below. The Company’s 95%/one-day VaR corresponds to the unrealized loss in portfolio value that, based on historically observed market risk factor movements, would have been exceeded with a frequency of 5%, or five times in every 100 trading days, if the portfolio were held constant for one day.

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

The tables below present VaR for the Company’s Trading portfolio, on a quarter-end, quarterly average and quarterly high and low basis under both the current model as well as the prior model (see Tables 1a and 1b below, respectively). The VaR that would result if the Company were to adopt an alternative confidence level for the VaR statistic (99% rather than 95%) using the current model is also disclosed (see Table 2 below).

Trading Risks.

The tables below present the Company’s 95%/one-day Trading VaR using both the current model and the prior model:

Table 1a: 95% VaR - Current Model	95%/One-Day VaR for the Quarter Ended September 30, 2012				95%/One-Day VaR for the Quarter Ended June 30, 2012
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$58	$53	$64	$43	$51	$63	$87	$51
Equity price	21	26	35	19	25	29	39	21
Foreign exchange rate	16	12	17	9	19	13	19	7
Commodity price	22	22	25	20	22	27	30	21
Less: Diversification benefit(1)(2)	(51)	(55)	N/A	N/A	(60)	(64)	N/A	N/A

Primary Risk Categories	$66	$58	$66	$52	$57	$68	$98	$55

Credit Portfolio	21	23	25	20	23	26	28	23
Less: Diversification benefit(1)(2)	(15)	(18)	N/A	N/A	(17)	(18)	N/A	N/A

Total Trading VaR	$72	$63	$72	$57	$63	$76	$107	$62

(1)	Diversification benefit equals the difference between the total VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.
(2)	N/A–Not Applicable. The minimum and maximum VaR values for the total VaR and each of the component VaRs might have occurred on different days during the quarter and therefore the diversification benefit is not an applicable measure.

The Company’s average VaR for the Primary Risk Categories for the quarter ended September 30, 2012 was $58 million compared with $68 million for the quarter ended June 30, 2012. This decrease was mainly driven by reductions in the interest rate and credit spread risk category.

The average Credit Portfolio VaR for the quarter ended September 30, 2012 was $23 million compared with $26 million for the quarter ended June 30, 2012. This reduction reflects the transition of loans held at fair value to loans held for investment net of allowance and lower average credit spreads.

The average Total Trading VaR for the quarter ended September 30, 2012 was $63 million compared with $76 million for the quarter ended June 30, 2012. This decrease was principally the result of the interest rate and credit spread activity in the Primary Risk Categories.

To aid in the transition to the current VaR model, results using the prior model are presented below:

Table 1b: 95% VaR - Prior Model	95%/One-Day VaR for the Quarter Ended September 30, 2012				95%/One-Day VaR for the Quarter Ended June 30, 2012
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$85	$76	$88	$62	$72	$75	$95	$60
Equity price	27	32	44	25	31	36	46	26
Foreign exchange rate	22	17	23	12	24	16	24	9
Commodity price	27	27	30	23	28	34	40	26
Less: Diversification benefit(1)(2)	(78)	(73)	N/A	N/A	(76)	(80)	N/A	N/A

Primary Risk Categories	$83	$79	$88	$71	$79	$81	$108	$71

Credit Portfolio	24	28	30	24	29	33	34	29
Less: Diversification benefit(1)(2)	(18)	(25)	N/A	N/A	(23)	(23)	N/A	N/A

Total Trading VaR	$89	$82	$91	$74	$85	$91	$118	$79

(1)	Diversification benefit equals the difference between the total VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.
(2)	N/A–Not Applicable. The minimum and maximum VaR values for the total VaR and each of the component VaRs might have occurred on different days during the quarter and therefore the diversification benefit is not an applicable measure.

The current VaR model estimates are lower than the VaR estimates produced under the prior model because the prior model places more emphasis on the large market moves experienced during the 2008 financial crisis, while the current model places more emphasis on more recent volatility, which has been generally lower.

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

Table 2 presents VaR statistics for the Company under an alternative confidence level (95% versus 99%). The Company previously disclosed VaR using a One Year Risk Factor History as well as a Four Year Risk Factor History to aid comparison with other firms, many of which use relatively short risk factor histories in their VaR models. The current model, while maintaining a longer term perspective, responds to changes in risk at a rate comparable to a One Year VaR or an exponentially weighted VaR and thus the comparison is no longer necessary.

Table 2: 95% and 99% Average Trading VaR - Current Model	95% Average One-Day VaR for the Quarter Ended September 30, 2012	99% Average One-Day VaR for the Quarter Ended September 30, 2012
	(dollars in millions)
Market Risk Category
Interest rate and credit spread	$53	$88
Equity price	26	35
Foreign exchange rate	12	20
Commodity price	22	36
Less: Diversification benefit(1)	(55)	(93)

Primary Risk Categories	$58	$86

Credit Portfolio	23	38
Less: Diversification benefit(1)	(18)	(29)

Total Trading VaR	$63	$95

(1)	Diversification benefit equals the difference between the total VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.

Distribution of VaR Statistics and Net Revenues for the quarter ended September 30, 2012.

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

Primary Risk Categories.

As shown in Table 1a, the Company’s average 95%/one-day Primary Risk Categories VaR for the quarter ended September 30, 2012 was $58 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Primary Risk Categories VaR for the quarter ended September 30, 2012. Primary Risk Categories VaR was in a range between $50 million and $65 million for approximately 95% of the trading days during the quarter.

The histogram below shows the distribution of daily net trading revenue for the Company’s businesses that comprise the Primary Risk Categories for the quarter ended September 30, 2012. This excludes non-trading revenues of these businesses and revenue associated with the Company’s own credit risk. During the quarter ended September 30, 2012, the Company’s businesses that comprise the Primary Risk Categories experienced net trading losses on eight days, of which zero days were in excess of the 95%/one-day Primary Risk Categories VaR.

Total Trading—including the Primary Risk Categories and the Credit Portfolio.

As shown in Table 1a, the Company’s average 95%/one-day Total Trading VaR, which includes the Primary Risk Categories and the Credit Portfolio, for the quarter ended September 30, 2012 was $63 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Total Trading VaR for the quarter ended September 30, 2012. Total Trading VaR was in a range between $55 million and $70 million for approximately 89% of trading days during the quarter.

The histogram below shows the distribution of daily net trading revenue for the Company’s Trading businesses for the quarter ended September 30, 2012. This excludes non-trading revenues of these businesses and revenue associated with the Company’s own credit risk. During the quarter ended September 30, 2012, the Company experienced net trading losses on eight days, of which zero days were in excess of the 95%/one-day Trading VaR.

Non-Trading Risks.

The Company believes that sensitivity analysis is an appropriate representation of the Company’s non-trading risks. Reflected below is this analysis, which covers substantially all of the non-trading risk in the Company’s portfolio.

Counterparty Exposure Related to the Company’s Own Spread.

The credit spread risk relating to the Company’s own mark-to-market derivative counterparty exposure is managed separately from VaR. The credit spread risk sensitivity of this exposure corresponds to an increase in value of approximately $6 million for each 1 basis point widening in the Company’s credit spread level for both the quarter ended September 30, 2012 and the quarter ended June 30, 2012.

Funding Liabilities.

The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $13 million and $12 million for each 1 basis point widening in the Company’s credit spread level for September 30, 2012 and June 30, 2012, respectively.

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

	September 30, 2012		June 30, 2012
	+100 Basis Points	+200 Basis Points	+100 Basis Points	+200 Basis Points
	(dollars in millions)
Impact on income from continuing operations before income taxes	$711	$1,094	$771	$1,303
Impact on income from continuing operations before income taxes excluding Citi’s share of the Wealth Management JV(1)	459	703	535	918

(1)	Reflects the exclusion of the portion of income from continuing operations before taxes associated with the Wealth Management JV’s redeemable noncontrolling interest.

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

	10% Sensitivity
Investments	September 30, 2012	June 30, 2012
	(dollars in millions)
Investments related to Asset Management activities:
Hedge fund investments	$126	$132
Private equity and infrastructure funds	130	114
Real estate funds	136	133

Other investments:
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	155	148
Other Company investments	285	298

Credit Risk.

For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A of the Form 10-K. See Notes 8 and 12 to the condensed consolidated financial statements for additional information about the Company’s financing receivables and lending commitments, respectively.

Lending Activities.

The Company provides loans to a variety of customers, from large corporate and institutional clients to high-net-worth individuals. The table below summarizes the Company’s loans classified as Loans and Financial instruments owned in the condensed consolidated statements of financial condition at September 30, 2012. See Notes 4 and 8 to the condensed consolidated financial statements for further information.

	Institutional Securities Corporate Lending(1)	Institutional Securities Other(2)	Global Wealth Management Group(3)	Total
	(dollars in millions)
Commercial and industrial	$4,961	$578	$2,663	$8,202
Consumer loans	—	—	6,826	6,826
Residential real estate loans	—	—	6,097	6,097
Wholesale real estate loans	—	421	27	448

Loans held for investment, net of allowance	4,961	999	15,613	21,573

Loans held for sale	2,637	—	134	2,771

Loans held at fair value	10,698	8,732	—	19,430

Total Loans	$18,296	$9,731	$15,747	$43,774

(1)	In addition to loans, at September 30, 2012, $35.4 billion of unfunded lending commitments were accounted for as held for investment, $7.8 billion of unfunded lending commitments were accounted for as held for sale and $32.3 billion of unfunded lending commitments were accounted for at fair value.
(2)	In addition to loans, at September 30, 2012, $0.2 billion of unfunded lending commitments were accounted for as held for investment and $1.4 billion of unfunded lending commitments were accounted for at fair value.
(3)	In addition to loans, at September 30, 2012, $2.5 billion of unfunded lending commitments were accounted for as held for investment and $0.2 billion of unfunded lending commitments were accounted for as held for sale.

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

The table below presents the Company’s credit exposure from its corporate lending positions and lending commitments, which is measured in accordance with the Company’s internal risk management standards at September 30, 2012. The “total corporate lending exposure” column includes both lending commitments and funded loans. Lending commitments represent legally binding obligations to provide funding to clients at September 30, 2012 for both “relationship-driven” and “event-driven” lending transactions. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements.

Corporate Lending Commitments and Funded Loans at September 30, 2012

	Years to Maturity				Total Corporate Lending Exposure(2)
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$598	$107	$111	$—	$816
AA	3,458	1,691	4,405	114	9,668
A	3,265	4,838	11,331	198	19,632
BBB	2,867	11,851	19,298	1,279	35,295

Investment grade	10,188	18,487	35,145	1,591	65,411
Non-investment grade	3,139	4,341	16,410	3,074	26,964

Total	$13,327	$22,828	$51,555	$4,665	$92,375

(1)	Obligor credit ratings are determined by the Credit Risk Management Department.
(2)	Total corporate lending exposure represents the Company’s potential loss assuming the market price of funded loans and lending commitments was zero.

At September 30, 2012, the aggregate amount of investment grade loans was $8.5 billion and the aggregate amount of non-investment grade loans was $8.3 billion. The “relationship-driven” loans held for investment were all current at September 30, 2012. In connection with these corporate lending activities (which include corporate funded loans and lending commitments), the Company had hedges (which include “single name,” “sector” and “index” hedges) with a notional amount of $19.6 billion related to the total corporate lending exposure of $92.4 billion at September 30, 2012.

“Event-Driven” Loans and Lending Commitments at September 30, 2012.

Included in the total corporate lending exposure amounts in the table above at September 30, 2012 were “event-driven” exposure of $11.4 billion composed of funded loans of $2.3 billion and lending commitments of $9.1 billion. Included in the “event-driven” exposure at September 30, 2012 were $6.5 billion of loans and lending commitments to non-investment grade borrowers. The maturity profile of the “event-driven” loans and lending commitments at September 30, 2012 was as follows: 33% will mature in less than 1 year, 32% will mature within 1 to 3 years, 16% will mature within 3 to 5 years, and 19% will mature in over 5 years.

At September 30, 2012, $300 million of the Company’s “event-driven” loans were on non-accrual basis; all other “event-driven” loans were current. These loans primarily are those the Company originated prior to the financial crisis in 2008 and was unable to sell or syndicate. For loans carried at fair value that are on non-accrual status, interest income is recognized on a cash basis.

Institutional Securities Other Lending Activities.

In addition to the primary corporate lending activity described above, the Institutional Securities business segment engages in other lending activity. These loans include corporate loans purchased in the secondary market, commercial and residential mortgage loans, asset-backed loans and financing extended to equities and commodities customers. At September 30, 2012, approximately 96% of Institutional Securities Other lending activities held for investment were current; less than 7% were on non-accrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

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

At September 30, 2012, approximately 99% of Global Wealth Management Group’s loans held for investment portfolio were current.

Credit Exposure—Derivatives.    For credit exposure information on the Company’s OTC derivative products, see Note 11 to the condensed consolidated financial statements.

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

The following table summarizes the key characteristics of the Company’s credit derivative portfolio by counterparty at September 30, 2012. The fair values shown are before the application of any counterparty or cash collateral netting.

	At September 30, 2012
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$71,560	$67,087	$4,473	$1,771,779	$1,745,618
Insurance and other financial institutions	8,389	7,984	405	292,518	328,707
Non-financial entities	284	226	58	7,532	7,809

Total	$80,233	$75,297	$4,936	$2,071,829	$2,082,134

(1)	The Company’s CDS are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 8% of receivable fair values and 5% of payable fair values represent Level 3 amounts (see Note 4 to the condensed consolidated financial statements).

See Note 11 to the condensed consolidated financial statements for further information on credit derivatives.

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

The Company’s sovereign exposures consist of financial instruments entered into with sovereign and local governments. Its non-sovereign exposures comprise exposures to corporations and financial institutions. The following table shows the Company’s significant non-U.S. country risk exposure, except for select European countries (see “Country Risk Exposure—Select European Countries” herein), at September 30, 2012.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	Exposure Before Hedges	Hedges(4)	Net Exposure(5)
	(dollars in millions)
United Kingdom:
Sovereigns	$1,221	$75	$—	$—	$1,296	$(302)	$994
Non-sovereigns	(155)	12,924	3,299	4,970	21,038	(3,417)	17,621

Sub-total	$1,066	$12,999	$3,299	$4,970	$22,334	$(3,719)	$18,615

Germany:
Sovereigns	$8,477	$779	$—	$—	$9,256	$(1,336)	$7,920
Non-sovereigns	(400)	2,756	502	3,798	6,656	(2,566)	4,090

Sub-total	$8,077	$3,535	$502	$3,798	$15,912	$(3,902)	$12,010

Brazil:
Sovereigns	$3,840	$—	$—	$—	$3,840	$—	$3,840
Non-sovereigns	98	274	709	215	1,296	(70)	1,226

Sub-total	$3,938	$274	$709	$215	$5,136	$(70)	$5,066

Japan:
Sovereigns	$1,971	$199	$—	$—	$2,170	$(114)	$2,056
Non-sovereigns	(758)	1,973	47	—	1,262	(183)	1,079

Sub-total	$1,213	$2,172	$47	$—	$3,432	$(297)	$3,135

Australia:
Sovereigns	$615	$8	$—	$—	$623	$(20)	$603
Non-sovereigns	628	570	504	1,084	2,786	(479)	2,307

Sub-total	$1,243	$578	$504	$1,084	$3,409	$(499)	$2,910

(1)	Net inventory representing exposure to both long and short single name and index positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable). For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” herein.
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) taking into consideration legally enforceable master netting agreements and collateral.
(3)	At September 30, 2012, the benefit of collateral received against counterparty credit exposure was $16.3 billion in the U.K. with all the collateral consisting of cash and U.K. government obligations, and $16.6 billion in Germany with 98% of collateral consisting of Cash and government obligations of France, Belgium and Netherlands. The Benefit of collateral received against counterparty credit exposure in the other three countries totaled approximately $5.0 billion, with collateral primarily consisting of cash, U.S. and Japan government obligations. These amounts do not include collateral received on secured financing transactions.
(4)	Represents CDS hedges on net counterparty exposure and funded lending. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(5)	In addition, at September 30, 2012, the Company had exposure to these countries for overnight deposits with banks of approximately $8.5 billion.

Country Risk Exposure—Select European Countries.    In connection with certain of its Institutional Securities business segment activities, the Company has country risk exposure to many foreign countries. During the quarter and nine months ended September 30, 2012, certain European countries, which include Greece, Ireland, Italy, Portugal and Spain (the “European Peripherals”) and France, experienced varying degrees of credit deterioration due to weaknesses in their economic and fiscal situations. The following table shows the Company’s country risk exposure to European Peripherals and France at September 30, 2012. Such country risk exposure is measured in accordance with the Company’s internal risk management standards and includes obligations from sovereign and non-sovereigns, which includes governments, corporations, clearinghouses and financial institutions.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	CDS Adjustment(4)	Exposure Before Hedges	Hedges(5)	Net Exposure
	(dollars in millions)
Greece:
Sovereigns	$11	$6	$—	$—	$—	$17	$—	$17
Non-sovereigns	76	4	34	—	—	114	(41)	73

Sub-total	$87	$10	$34	$—	$—	$131	$(41)	$90

Ireland:
Sovereigns	$24	$4	$—	$—	$5	$33	$7	$40
Non-sovereigns	74	75	72	—	17	238	(20)	218

Sub-total	$98	$79	$72	$—	$22	$271	$(13)	$258

Italy:
Sovereigns	$809	$195	$—	$—	$383	$1,387	$(207)	$1,180
Non-sovereigns	213	541	570	705	210	2,239	(518)	1,721

Sub-total	$1,022	$736	$570	$705	$593	$3,626	$(725)	$2,901

Spain:
Sovereigns	$(23)	$8	$—	$—	$467	$452	$(7)	$445
Non-sovereigns	246	311	84	820	189	1,650	(336)	1,314

Sub-total	$223	$319	$84	$820	$656	$2,102	$(343)	$1,759

Portugal:
Sovereigns	$(147)	$29	$—	$—	$30	$(88)	$(86)	$(174)
Non-sovereigns	(41)	17	96	—	58	130	(77)	53

Sub-total	$(188)	$46	$96	$—	$88	$42	$(163)	$(121)

Sovereigns	$674	$242	$—	$—	$885	$1,801	$(293)	$1,508
Non-sovereigns	568	948	856	1,525	474	4,371	(992)	3,379

Total
European
Peripherals(6)	$1,242	$1,190	$856	$1,525	$1,359	$6,172	$(1,285)	$4,887

France(6):
Sovereigns	$(1,998)	$17	$—	$—	$17	$(1,964)	$(249)	$(2,213)
Non-sovereigns	(421)	2,096	253	1,872	351	4,151	(891)	3,260

Sub-total(6)	$(2,419)	$2,113	$253	$1,872	$368	$2,187	$(1,140)	$1,047

(1)	Net inventory representing exposure to both long and short single name and index positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable). For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” herein.
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) taking into consideration legally enforceable master netting agreements and collateral.

(3)	At September 30, 2012, the benefit of collateral received against counterparty credit exposure was $4.7 billion in the European Peripherals with 98% of such collateral consisting of cash or German government obligations, and $7.5 billion in France with nearly all collateral consisting of cash and US government obligations. These amounts do not include collateral received on secured financing transactions.
(4)	CDS adjustment represents credit protection purchased from European peripheral banks on European peripheral sovereign and financial institution risk, or French banks on French sovereign and financial institution risk. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(5)	Represents CDS hedges on net counterparty exposure and funded lending. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(6)	In addition, at September 30, 2012, the Company had European Peripherals and French exposure for overnight deposits with banks of approximately $149 million and $27 million, respectively.

Industry Exposure—Corporate Lending and OTC Derivative Products.    The Company also monitors its credit exposure to individual industries for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivative contracts.

The following tables show the Company’s credit exposure from its primary corporate loans and lending commitments and OTC derivative products by industry at September 30, 2012:

Industry	Corporate Lending Exposure
(dollars in millions)
Utilities	$11,024
Energy	10,267
Funds, exchanges and other financial services(1)	7,781
Capital goods	6,560
Pharmaceuticals	5,602
Chemicals, metals, mining and other materials	5,283
Media-related entities	4,541
Telecommunications services	4,529
Technology software and services	4,233
Food, beverage and tobacco	4,082
Other	28,473

Total	$92,375

Industry	OTC Derivative Products(2)
(dollars in millions)
Banks	$4,077
Special purpose vehicles	4,056
Utilities	3,750
Funds, exchanges and other financial services(1)	3,173
Regional governments	1,722
Sovereign governments	1,065
Other	4,688

Total	$22,531

(1)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.
(2)	For further information on derivative instruments and hedging activities, see Note 11 to the condensed consolidated financial statements.

Item 4.	Controls and Procedures.

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

	Three Months Ended September 30, 2012
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(1):
U.S.	$131,417	$544	1.7%
Non-U.S.	75,449	104	0.6
Securities available for sale:
U.S.	37,200	80	0.9
Loans:
U.S.	22,523	150	2.7
Non-U.S.	409	11	10.9
Interest bearing deposits with banks:
U.S.	24,580	30	0.5
Non-U.S.	9,712	14	0.6
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	170,363	(32)	(0.1)
Non-U.S.	104,363	96	0.4
Other:
U.S.	56,346	17	0.1
Non-U.S.	15,794	365	9.4

Total	$648,156	$1,379	0.9%

Non-interest earning assets	118,116

Total assets	$766,272

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$69,568	$46	0.3%
Non-U.S.	201	—	—
Commercial paper and other short-term borrowings:
U.S.	628	1	0.6
Non-U.S.	997	10	4.1
Long-term debt:
U.S.	158,623	1,233	3.2
Non-U.S.	7,687	23	1.2
Financial instruments sold, not yet purchased(1):
U.S.	41,735	—	—
Non-U.S.	49,516	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	98,793	203	0.8
Non-U.S.	57,513	250	1.8
Other:
U.S.	82,516	(448)	(2.2)
Non-U.S.	33,898	218	2.6

Total	$601,675	$1,536	1.0

Non-interest bearing liabilities and equity	164,597

Total liabilities and equity	$766,272

Net interest income and net interest rate spread		$(157)	(0.1)%

(1)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income on Financial instruments owned.

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended September 30, 2011
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(1):
U.S.	$125,093	$681	2.2%
Non-U.S.	110,778	219	0.8
Securities available for sale:
U.S.	25,577	73	1.2
Loans:
U.S.	12,815	96	3.0
Non-U.S.	439	14	12.9
Interest bearing deposits with banks:
U.S.	41,997	10	0.1
Non-U.S.	13,699	37	1.1
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	206,250	(38)	(0.1)
Non-U.S.	107,692	150	0.6
Other:
U.S.	46,325	294	2.6
Non-U.S.	14,051	217	6.3

Total	$704,716	$1,753	1.0%

Non-interest earning assets	144,344

Total assets	$849,060

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$66,097	$59	0.4%
Non-U.S.	79	—	—
Commercial paper and other short-term borrowings:
U.S.	1,055	1	0.4
Non-U.S.	2,066	8	1.6
Long-term debt:
U.S.	187,103	1,248	2.7
Non-U.S.	7,064	6	0.3
Financial instruments sold, not yet purchased(1):
U.S.	31,904	—	—
Non-U.S.	56,537	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	100,854	165	0.7
Non-U.S.	69,541	220	1.3
Other:
U.S.	99,813	(324)	(1.3)
Non-U.S.	41,569	225	2.2

Total	$663,682	$1,608	1.0

Non-interest bearing liabilities and equity	185,378

Total liabilities and equity	$849,060

Net interest income and net interest rate spread		$145	—%

(1)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income on Financial instruments owned.

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Average Balances and Interest Rates and Net Interest Income

Nine Months Ended September 30, 2012

Average Weekly Balance

Interest

Annualized Average Rate

(dollars in millions)

Assets

Interest earning assets:

Financial instruments owned(1):

U.S.

$
132,073

$
1,710

1.7
%

Non-U.S.

80,812

391

0.6

Securities available for sale:

U.S.

33,597

242

1.0

Loans:

U.S.

18,946

392

2.8

Non-U.S.

296

26

11.7

Interest bearing deposits with banks:

U.S.

26,635

43

0.2

Non-U.S.

11,404

52

0.6

Federal funds sold and securities purchased under agreements to resell and Securities borrowed:

U.S.

176,065

(127
)

(0.1
)

Non-U.S.

107,460

350

0.4

Other:

U.S.

52,197

398

1.0

Non-U.S.

15,848

767

6.5

Total

$
655,333

$
4,244

0.9
%

Non-interest earning assets

123,439

Total assets

$
778,772

Liabilities and Equity

Interest bearing liabilities:

Deposits:

U.S.

$
67,149

$
136

0.3
%

Non-U.S.

181

—

—

Commercial paper and other short-term borrowings:

U.S.

514

4

1.0

Non-U.S.

1,638

31

2.5

Long-term debt:

U.S.

165,487

3,539

2.9

Non-U.S.

7,169

58

1.1

Financial instruments sold, not yet purchased(1):

U.S.

37,580

—

—

Non-U.S.

52,839

—

—

Securities sold under agreements to repurchase and Securities loaned:

U.S.

97,719

617

0.8

Non-U.S.

58,850

828

1.9

Other:

U.S.

82,110

(1,282
)

(2.1
)

Non-U.S.

34,397

690

2.7

Total

$
605,633

$
4,621

1.0

Non-interest bearing liabilities and equity

173,139

Total liabilities and equity

$
778,772

Net interest income and net interest rate spread

$
(377
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
124,850

$
2,003

2.1
%

Non-U.S.

120,062

741

0.8

Securities available for sale:

U.S.

26,533

264

1.3

Loans:

U.S.

11,714

230

2.6

Non-U.S.

418

25

8.0

Interest bearing deposits with banks:

U.S.

44,744

34

0.1

Non-U.S.

14,445

91

0.8

Federal funds sold and securities purchased under agreements to resell and Securities borrowed:

U.S.

204,036

(40
)

—

Non-U.S.

106,454

759

1.0

Other:

U.S.

44,231

1,008

3.0

Non-U.S.

16,369

458

3.7

Total

$
713,856

$
5,573

1.0
%

Non-interest earning assets

139,353

Total assets

$
853,209

Liabilities and Equity

Interest bearing liabilities:

Deposits:

U.S.

$
64,490

$
185

0.4
%

Non-U.S.

18

—

—

Commercial paper and other short-term borrowings:

U.S.

903

6

0.9

Non-U.S.

2,336

22

1.3

Long-term debt:

U.S.

186,898

3,837

2.7

Non-U.S.

7,017

22

0.4

Financial instruments sold, not yet purchased(1):

U.S.

30,862

—

—

Non-U.S.

63,599

—

—

Securities sold under agreements to repurchase and Securities loaned:

U.S.

111,199

541

0.7

Non-U.S.

76,860

997

1.7

Other:

U.S.

91,934

(690
)

(1.0
)

Non-U.S.

38,037

570

2.0

Total

$
674,153

$
5,490

1.1

Non-interest bearing liabilities and equity

179,056

Total liabilities and equity

$
853,209

Net interest income and net interest rate spread

$
83

(0.1
)%

(1)
Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income on Financial instruments owned.

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Rate/Volume Analysis

The following tables set forth an analysis of the effect on net interest income of volume and rate changes:

Three Months Ended September 30, 2012 versus Three Months Ended
September 30, 2011

Increase (decrease) due to change in:

Volume

Rate

Net Change

(dollars in millions)

Interest earning assets

Financial instruments owned:

U.S.

$
34

$
(171
)

$
(137
)

Non-U.S.

(70
)

(45
)

(115
)

Securities available for sale:

U.S.

33

(26
)

7

Loans:

U.S.

73

(19
)

54

Non-U.S.

(1
)

(2
)

(3
)

Interest bearing deposits with banks:

U.S.

(4
)

24

20

Non-U.S.

(11
)

(12
)

(23
)

Federal funds sold and securities purchased under agreements to resell and Securities borrowed:

U.S.

7

(1
)

6

Non-U.S.

(5
)

(49
)

(54
)

Other:

U.S.

64

(341
)

(277
)

Non-U.S.

27

121

148

Change in interest income

$
147

$
(521
)

$
(374
)

Interest bearing liabilities

Deposits:

U.S.

$
3

$
(16
)

$
(13
)

Commercial paper and other short-term borrowings:

U.S.

—

—

—

Non-U.S.

(4
)

6

2

Long-term debt:

U.S.

(190
)

175

(15
)

Non-U.S.

1

16

17

Securities sold under agreements to repurchase and Securities loaned:

U.S.

(3
)

41

38

Non-U.S.

(38
)

68

30

Other:

U.S.

55

(179
)

(124
)

Non-U.S.

(42
)

35

(7
)

Change in interest expense

$
(218
)

$
146

$
(72
)

Change in net interest income

$
365

$
(667
)

$
(302
)

FINANCIAL DATA SUPPLEMENT (Unaudited)—Continued

Nine Months Ended September 30, 2012 versus Nine Months Ended September 30, 2011

Increase (decrease) due to change in:

Volume

Rate

Net Change

(dollars in millions)

Interest earning assets

Financial instruments owned:

U.S.

$
116

$
(409
)

$
(293
)

Non-U.S.

(242
)

(108
)

(350
)

Securities available for sale:

U.S.

70

(92
)

(22
)

Loans:

U.S.

142

20

Non-U.S.

(7
)

8

1

Interest bearing deposits with banks:

U.S.

(14
)

23

9

Non-U.S.

(19
)

(20
)

(39
)

Federal funds sold and securities purchased under agreements to resell and Securities borrowed:

U.S.

5

(92
)

(87
)

Non-U.S.

7

(416
)

(409
)

Other:

U.S.

182

(792
)

(610
)

Non-U.S.

(15
)

324

309

Change in interest income

$
225

$
(1,554
)

$
(1,329
)

Interest bearing liabilities

Deposits:

U.S.

$
8

$
(57
)

$
(49
)

Commercial paper and other short-term borrowings:

U.S.

(3
)

1

(2
)

Non-U.S.

(7
)

16

9

Long-term debt:

U.S.

(440
)

142

(298
)

Non-U.S.

—

36

36

Securities sold under agreements to repurchase and Securities loaned:

U.S.

(66
)

142

76

Non-U.S.

(234
)

65

(169
)

Other:

U.S.

75

(667
)

(592
)

Non-U.S.

(54
)

174

120

Change in interest expense

$
(721
)

$
(148
)

$
(869
)

Change in net interest income

$
946

$
(1,406
)

$
(460
)

Part II—Other Information.

Item 1.
Legal Proceedings.

In addition to the
matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”), the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2012 (the
“First Quarter Form 10-Q”) and June 30, 2012 (the “Second Quarter Form 10-Q”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

Residential Mortgage and Credit Crisis Related Matters.

Class Actions.

On September 12, 2012, the Company filed its answer to the third amended complaint in In re Morgan Stanley Pass-Through Certificates
Litigation. On September 20, 2012, the plaintiffs filed a motion seeking to expand the offerings at issue in the litigation, relying on recent precedent from the United States Court of Appeals for the Second Circuit (“Second
Circuit”). Defendants have opposed the motion. If the motion is granted, plaintiffs will be purporting to represent investors who purchased approximately $7.82 billion in mortgage pass through certificates issued in 2006 by thirteen trusts.

On August 31, 2012, the Company and other defendants filed a petition seeking permission to appeal the August 17, 2012 class certification ruling in In re IndyMac Mortgage-Backed Securities Litigation. On October 12, 2012, the plaintiffs filed a motion seeking to expand the offerings at issue in the litigation, relying on recent precedent from the Second
Circuit. Defendants have opposed the motion. If the motion is granted and the offerings are included in the class that is certified, the principal amount of the offerings underwritten by the Company at issue in the litigation will be approximately
$1.68 billion.

On August 31, 2012, the court in Luther, et al. v. Countrywide Financial Corporation, et al., which was removed to the United States District Court for the Central District of California in June 2012, denied the plaintiffs’ motion to remand the matter.

Other Litigation.

On August 17, 2012, the court in Abu Dhabi Commercial
Bank, et al. v. Morgan Stanley & Co. Inc., et al. granted the Company’s motion for summary judgment with respect to the plaintiffs’ fraud claim, denied the Company’s motion for summary judgment with respect to the plaintiffs’ aiding and abetting fraud claim, and ordered plaintiffs to show cause why the negligent misrepresentation claim should not be dismissed. The court dismissed all or part of the claims of three of the fifteen plaintiffs based on lack of standing or reliance and plaintiffs have moved for reconsideration of the dismissal. On September 17, 2012, plaintiffs filed expert reports with the court alleging that they are seeking $713 million in compensatory damages on behalf of all fifteen plaintiffs. On October 5, 2012, the court ruled that plaintiffs sufficiently showed cause as to why the negligent misrepresentation claim against the Company should not be dismissed.

On October 2, 2012, the Second Circuit affirmed the judgment of the district court in Citibank, N.A. v. Morgan Stanley & Co.
International, PLC. On October 16, 2012, the Company filed a petition for panel rehearing with the Second Circuit, which was denied on October 25, 2012. The Company has satisfied the judgment.

On August 7, 2012, the court in Central Mortgage Company v. Morgan Stanley Mortgage Capital Holdings LLC partially dismissed the amended complaint.

On September 7, 2012, the Company moved for summary judgment in King County, Washington, et al. v. IKB Deutsche
Industriebank AG, et al.

On October 2, 2012, the court in Cambridge Place Investment Management Inc. v. Morgan
Stanley & Co., Inc. et al. denied, in substantial part, defendants’ motion to dismiss plaintiff’s amended complaints.

On July 24, 2012, the court in The Charles Schwab Corp. v. BNP Paribas Securities Corp. et al. overruled the Company’s individual demurrer to plaintiff’s second amended complaint.

On August 31, 2012, defendants filed demurrers on the merits of the complaint in Federal Home Loan
Bank of Chicago v. Bank of America Securities LLC et al. On September 19, 2012, the court presiding in Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. denied defendants’ motion to dismiss.

On October 11, 2012, defendants filed motions to dismiss the amended complaint in Federal Home
Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al.

On August 3, 2012, the court in Western and Southern Life
Insurance Company et al. v. Morgan Stanley Mortgage Capital Inc. et al. denied defendants’ motion to dismiss the amended complaint.

On August 17, 2012, the Company filed a motion to dismiss the complaint in Federal Housing Finance Agency, as Conservator v. General Electric Company et al.

On September 7, 2012, the Company filed a motion to dismiss the amended complaint in Sealink Funding Limited v. Morgan Stanley et al.

On August 10, 2012, the Company filed a motion to dismiss the amended complaint in Dexia SA/NV et al. v. Morgan Stanley et al.

On July 27, 2012, the Company filed a motion to dismiss the amended complaint in Bayerische Landesbank, New York Branch v. Morgan
Stanley et al.

On August 7, 2012, U.S. Bank National Association (“U.S. Bank”), in its capacity as Trustee, filed a complaint in Morgan Stanley Mortgage Loan Trust 2006-4SL, et al. v. Morgan Stanley Mortgage Capital Inc., seeking, among other relief, rescission of the mortgage loan purchase agreement underlying the transaction, specific performance and unspecified damages and interest. On October 8, 2012, the Company filed a motion to dismiss the complaint.

On July 27, 2012, U.S.
Bank, in its capacity as Trustee, filed a summons with notice on behalf of Morgan Stanley Mortgage Loan Trust 2006-10SL and Mortgage Pass-Through Certificates, Series 2006-10SL against the Company. The summons with notice is styled Morgan Stanley
Mortgage Loan Trust 2006-10SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc. and is pending in the Supreme Court of the State of New York (“Supreme Court of
NY”), New York County. The notice asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $300 million, breached various representations and warranties. The notice seeks, among other relief, an order requiring the Company to comply with the loan breach remedy procedures in the transaction documents, unspecified damages, and interest.

On August 8, 2012, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-14SL, Mortgage
Pass-Through Certificates, Series 2006-14SL, Morgan Stanley Mortgage Loan Trust 2007-4SL and Mortgage Pass-Through Certificates, Series 2007-4SL against the Company. The complaint is styled Morgan Stanley Mortgage Loan Trust 2006-14SL, et al. v.
Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc. and is pending in the Supreme Court of NY, New York County. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trusts, which had original principal balances of approximately $354 million and $305 million respectively, breached various representations and warranties. The complaint seeks, among other relief, rescission of the mortgage loan purchase agreements underlying the transactions, specific performance and unspecified damages and interest. On October 9, 2012, the Company filed a motion to dismiss the complaint.

On September 28, 2012, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-13ARX against the Company. The complaint is styled Morgan Stanley Mortgage Loan Trust 2006-13ARX v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan

Stanley Mortgage Capital Inc. and is pending in Supreme Court of NY, New York County. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $609 million, breached various representations and warranties. The complaint seeks, among other relief, declaratory judgment relief, specific performance and unspecified damages and interest.

On October 16, 2012, plaintiffs filed an amended complaint in The Prudential Insurance Company of America et al. v.
Morgan Stanley et al. Among other things, the amended complaint increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages.

On September 21, 2012, the Company filed a
motion to dismiss the amended complaint in Metropolitan Life Insurance Company et al. v. Morgan Stanley et al.

On July 27, 2012,
Royal Park Investments SA/NV filed a summons with notice against the Company, certain affiliates, and other defendants in the Supreme Court of NY, New York County, styled Royal Park Investments SA/NV v. Merrill Lynch et al. The notice alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $706 million. The notice identifies causes of action against the Company for, among other things, common law fraud, fraudulent inducement, negligent misrepresentation, aiding and abetting fraud, and violations of Sections 11, 12, and 15 of the Securities Act of 1933. The notice identifies the relief sought to include, among other things, monetary and punitive damages.

On August 10, 2012, the Federal Deposit Insurance Corporation, as receiver for Colonial Bank, filed two complaints against the Company in the
Circuit Court of Montgomery, Alabama. The first action is styled Federal Deposit Insurance Corporation as Receiver for Colonial Bank v. Citigroup Mortgage Loan Trust Inc. et al. and alleges that the Company made untrue statements and material omissions in connection with the sale to Colonial Bank of a mortgage pass through certificate backed by a securitization trust containing residential mortgage loans. The total amount of the certificate allegedly sponsored, underwritten and/or sold by the Company to Colonial Bank was approximately $65 million. On September 12, 2012, defendants removed the case to the United States District Court for the Middle District of Alabama, and on October 12, 2012, plaintiff moved to remand the case to state court. The second action is styled Federal Deposit Insurance Corporation as Receiver for Colonial Bank v. Countrywide Securities Corporation et al. and alleges that the Company made untrue statements and material omissions in connection with the sale to Colonial Bank of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to Colonial Bank was approximately $144 million. On September 10, 2012, defendants removed the case to the United States District Court for the Middle District of Alabama, and on September 21,
2012, the United States Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the Central District of California. On October 11, 2012, plaintiff moved to remand the case back to state court. The complaints each raise claims under federal securities law and the Alabama Securities Act and each seeks, among other things, compensatory damages associated with Colonial Bank’s purchase of such certificates.
On August 24, 2012, HSH Nordbank AG and certain affiliates filed a summons with notice against the Company, certain affiliates, and other defendants in the Supreme Court of NY, New York County, styled HSH Nordbank AG et al. v. Morgan Stanley et al. The notice alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $524 million. The notice identifies causes of action against the Company for, among other things, common law fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation. The notice identifies the relief sought to include, among other things, monetary damages, punitive damages, and rescission.

On August 29, 2012, Bank Hapoalim B.M. filed a summons with notice against the Company and certain affiliates in the Supreme Court of NY, New York County, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The notice alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. The notice identifies causes of action against the Company for, among other things, common law fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation. The notice identifies the relief sought to include, among other things, monetary damages, punitive damages, and rescission.

On October 5, 2012, a complaint was filed against the Company and others in the Supreme Court of NY, New York County, styled Phoenix Light SF Limited et al v. J.P. Morgan Securities LLC et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiffs, or their assignors, of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold to plaintiffs or their assignors by the Company was approximately $344 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud, negligent misrepresentation and rescission based on mutual mistake and seeks, among other things, compensatory damages, punitive damages or alternatively rescission or rescissionary damages associated with the purchase of such certificates.

Other Matters.

On September 19, 2012, the Company received two purported Notices of Non-Performance from the law firm of Gibbs & Bruns LLP purportedly on behalf of the holders of significant voting rights in various trusts securing over $28 billion of residential mortgage backed securities sponsored or underwritten by the Company. The Notice purports to identify certain covenants in Pooling and Servicing Agreements (“PSAs”) that the holders allege that the Servicer and Master Servicer failed to perform, and alleges that each of these failures has materially affected the rights of certificateholders and constitutes an ongoing event of default under the relevant PSAs.

Commercial Mortgage Related Matter.

On September 21, 2012, the Company and plaintiff in The Bank of New York Mellon Trust, National Association v. Morgan Stanley Mortgage Capital, Inc. filed motions for summary judgment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended September 30, 2012.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
(July 1, 2012—July 31, 2012)

Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	1,631,983	$13.94	—	—

Month #2
(August 1, 2012—August 31, 2012)

Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	280,028	$14.49	—	—

Month #3
(September 1, 2012—September 30, 2012)

Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	218,094	$16.46	—	—

Total
Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	2,130,105	$14.27	—	—

(A)	On December 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $6 billion of the Company’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Company are subject to regulatory approval.
(B)	Includes: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee and director stock compensation plans) who exercised options; (2) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; (3) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units; and (4) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset the cash payment for fractional shares. The Company’s employee and director stock compensation plans provide that the value of the shares withheld, delivered or attested shall be valued using the fair market value of the Company’s common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

Item 6.	Exhibits.

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
Paul C. Wirth Deputy Chief Financial Officer

Date: November 6, 2012

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended September 30, 2012

Exhibit No.	Description

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated November 6, 2012, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition—September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Income—Three Months and Nine Months Ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income—Three Months and Nine Months Ended September 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Changes in Total Equity—Nine Months Ended September 30, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

E-1