Form 10-K
period 2012-12-31
MORGAN STANLEY
filed 2013-02-26
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2012

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

Indicate by check mark whether Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

As of June 29, 2012, the aggregate market value of the common stock of Registrant held by non-affiliates of Registrant was approximately $28,757,715,880. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of February 5, 2013, there were 1,961,257,664 shares of Registrant’s common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference: Portions of Registrant’s definitive proxy statement for its 2013 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K

for the year ended December 31, 2012

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

The nature of our business makes predicting the future trends of our revenues, expenses and net income difficult. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements, and it is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include (without limitation):

•	the effect of economic and political conditions and geopolitical events;

•

the effect of market conditions, particularly in the global equity, fixed income, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate markets;

•

the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital, leverage and liquidity requirements), and legal actions in the United States (“U.S.”) and worldwide;

•	the level and volatility of equity, fixed income and commodity prices, interest rates, currency values and other market indices;

•	the availability and cost of both credit and capital as well as the credit ratings assigned to our unsecured short-term and long-term debt;

•	investor sentiment and confidence in the financial markets;

•	the performance of our acquisitions, joint ventures, strategic alliances or other strategic arrangements;

•	our reputation;

•	inflation, natural disasters and acts of war or terrorism;

•	the actions and initiatives of current and potential competitors as well as governments, regulators and self-regulatory organizations;

•	the effectiveness of our risk management policies;

•	technological changes; and

•	other risks and uncertainties detailed under “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and elsewhere throughout this report.

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

Overview.

Morgan Stanley is a global financial services firm that, through its subsidiaries and affiliates, provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Morgan Stanley was originally incorporated under the laws of the State of Delaware in 1981, and its predecessor companies date back to 1924. The Company is a financial holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company conducts its business from its headquarters in and around New York City, its regional offices and branches throughout the U.S. and its principal offices in London, Tokyo, Hong Kong and other world financial centers. At December 31, 2012, the Company had 57,061 employees worldwide. Unless the context otherwise requires, the terms “Morgan Stanley,” the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries.

Financial information concerning the Company, its business segments and geographic regions for each of the 12 months ended December 31, 2012 (“2012”), December 31, 2011 (“2011”) and December 31, 2010 (“2010”) is included in the consolidated financial statements and the notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

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

1

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

Corporate Lending.    The Company provides loans or lending commitments, including bridge financing, to select corporate clients through its subsidiaries, including Morgan Stanley Bank, N.A (“MSBNA”). These loans and lending commitments have varying terms; may be senior or subordinated; may be secured or unsecured; are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated, traded or hedged by the Company. The borrowers may be rated investment grade or non-investment grade.

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

The Company trades, invests and makes markets globally in listed futures and OTC cleared and uncleared swaps, forwards, options and other derivatives referencing, among other things, interest rates, currencies, investment grade and non-investment grade corporate credits, loans, bonds, U.S. and other sovereign securities, emerging market bonds and loans, credit indexes, asset-backed security indexes, property indexes, mortgage-related and other asset-backed securities and real estate loan products.

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

The Company trades, invests and makes markets in the spot, forward, derivatives and futures markets in several commodities, including metals (base and precious), agricultural products, crude oil, oil products, natural gas, electric power, emission credits, coal, freight, liquefied natural gas and related products and indices. The Company trades and is a market-maker in exchange-traded options and futures and OTC options and swaps on commodities, and offers counterparties hedging programs relating to production, consumption, reserve/inventory management and structured transactions, including energy-contract securitizations and monetization. The Company is an electricity power marketer in the U.S. and owns electricity-generating facilities in the U.S. and Europe.

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

Research.    The Company’s research department (“Research”) coordinates globally across all of the Company’s businesses and consists of economists, strategists and industry analysts who engage in equity and fixed income research activities and produce reports and studies on the U.S. and global economy, financial markets, portfolio strategy, technical market analyses, individual companies and industry developments. Research examines worldwide trends covering numerous industries and individual companies, the majority of which are located outside the U.S.; provides analysis and forecasts relating to economic and monetary developments that affect matters such as interest rates, foreign currencies, securities, derivatives and economic trends; and provides analytical support and publishes reports on asset-backed securities and the markets in which such securities are traded and data are disseminated to investors through third-party distributors, proprietary internet sites such as Client Linksm and Matrixsm, and the Company’s global representatives.

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

Operations and Information Technology.

The Company’s Operations and Information Technology departments provide the process and technology platform required to support Institutional Securities sales and trading activity, including post-execution trade processing and related internal controls over activity from trade entry through settlement and custody, such as asset servicing. This is done for listed and OTC transactions in commodities, equity and fixed income securities, including both primary and secondary trading, as well as listed, OTC and structured derivatives in markets around the world. This activity is undertaken through the Company’s own facilities, through membership in various clearing and settlement organizations, and through agreements with unaffiliated third parties.

Global Wealth Management Group.

The Company’s Global Wealth Management Group business segment, which includes the Company’s 65% interest in Morgan Stanley Smith Barney Holdings LLC (the “Wealth Management Joint Venture” or “Wealth Management JV”), provides comprehensive financial services to clients through a network of more than 16,700 global representatives in 712 locations at year-end. As of December 31, 2012, the Company’s Global Wealth Management Group had $1,776 billion in client assets.

Clients.

Global Wealth Management Group professionals serve individual investors and small-to-medium sized businesses and institutions with an emphasis on ultra high net worth, high net worth and affluent investors. Global representatives are located in branches across the U.S. and provide solutions designed to accommodate the individual investment objectives, risk tolerance and liquidity needs of investors residing in and outside the U.S. Call centers are available to meet the needs of emerging affluent clients. Outside of the U.S., Global Wealth Management Group has offices in Australia, Hong Kong, the European Union (“E.U.”), India, the Middle East, Singapore and Switzerland.

Products and Services.

The Global Wealth Management Group provides clients with a comprehensive array of financial solutions, including products and services from the Company, Citigroup Inc. (“Citi”) and third-party providers, such as insurance companies and mutual fund families. Global Wealth Management Group provides brokerage and investment advisory services covering various types of investments, including equities, options, futures, foreign currencies, precious metals, fixed income securities, mutual funds, structured products, alternative investments, unit investment trusts, managed futures, separately managed accounts and mutual fund asset allocation programs. Global Wealth Management Group also engages in fixed income principal trading, which primarily facilitates clients’ trading or investments in such securities. In addition, Global Wealth Management Group offers education savings programs, financial and wealth planning services, and annuity and other insurance products.

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

Operations and Information Technology.

The operations and technology supporting the Wealth Management Joint Venture is provided by a combination of the Company and the Wealth Management Joint Venture’s Operations and Information Technology departments. Pursuant to contractual agreements, the Company and the Wealth Management Joint Venture perform various broker-dealer related functions, such as execution and clearing of brokerage transactions, margin lending and custody of client assets. For the Company and the Wealth Management Joint Venture, these activities are undertaken through their own facilities, through memberships in various clearing and settlement organizations, and through agreements with unaffiliated third parties. Although Citi no longer provides support for broker-dealer related clearing functions, Citi continues to provide certain other services and systems to support the Global Wealth Management Group through transition services agreements with the Wealth Management Joint Venture.

Asset Management.

The Company’s Asset Management business segment, consisting of Merchant Banking, Traditional Asset Management and Real Estate Investing activities, is one of the largest global investment management organizations of any full-service financial services firm and offers clients a broad array of equity, fixed income and alternative investments and merchant banking strategies. Portfolio managers located in the U.S., Europe and Asia manage investment products ranging from money market funds to equity and fixed income strategies, alternative investment and merchant banking products in developed and emerging markets across geographies and market cap ranges.

The Company offers a range of alternative investment, real estate investing and merchant banking products for institutional investors and high net worth individuals. The Company’s alternative investments platform includes funds of hedge funds, funds of private equity and real estate funds and portable alpha strategies. The Company’s alternative investments platform also includes minority stakes in Lansdowne Partners, Avenue Capital Group and

Traxis Partners LP. The Company’s real estate and merchant banking businesses include its real estate investing business, private equity funds, corporate mezzanine debt investing group and infrastructure investing group. The Company typically acts as general partner of, and investment adviser to, its alternative investment, real estate and merchant banking funds and typically commits to invest a minority of the capital of such funds with subscribing investors contributing the majority.

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

Operations and Information Technology.

The Company’s Operations and Information Technology departments provide or oversee the process and technology platform required to support its Asset Management business segment. Support activities include transfer agency, mutual fund accounting and administration, transaction processing and certain fiduciary services on behalf of institutional, intermediary and high net worth clients. These activities are undertaken through the Company’s own facilities, through membership in various clearing and settlement organizations, and through agreements with unaffiliated third parties.

Competition.

All aspects of the Company’s businesses are highly competitive, and the Company expects them to remain so. The Company competes in the U.S. and globally for clients, market share and human talent in all aspects of its business segments. The Company’s competitive position depends on its reputation and the quality and consistency of its long-term investment performance. The Company’s ability to sustain or improve its competitive position also depends substantially on its ability to continue to attract and retain highly qualified employees while managing compensation and other costs. The Company competes with commercial banks, brokerage firms, insurance companies, electronic trading and clearing platforms, financial data repositories, sponsors of mutual funds, hedge funds, energy companies and other companies offering financial or ancillary services in the U.S., globally and through the internet. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have left businesses, been acquired by or merged into other firms or have declared bankruptcy. Such changes could result in the Company’s remaining competitors gaining greater capital and other resources, such as the ability to offer a broader range of products and services and geographic diversity, or new competitors may emerge. See also “—Supervision and Regulation” below and “Risk Factors” in Part I, Item 1A herein.

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

The Company’s ability to access capital at competitive rates (which is generally impacted by the Company’s credit ratings) and to commit capital efficiently, particularly in its capital-intensive underwriting and sales, trading, financing and market-making activities, also affects its competitive position. Corporate clients may request that the Company provide loans or lending commitments in connection with certain investment banking activities and such requests are expected to increase in the future.

It is possible that competition may become even more intense as the Company continues to compete with financial institutions that may be larger, or better capitalized, or may have a stronger local presence and longer operating history in certain areas. Many of these firms have the ability to offer a wide range of products and services that may enhance their competitive position and could result in pricing pressure in its businesses. The complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management, regulatory and other infrastructure challenges that require effective resource allocation in order for the Company to remain competitive. In addition, the Company’s business is subject to increased regulation in the U.S. and abroad, while certain of its competitors may be subject to less stringent legal and regulatory regimes than the Company, thereby putting the Company at a competitive disadvantage.

The Company has experienced intense price competition in some of its businesses in recent years. In particular, the ability to execute securities trades electronically on exchanges and through other automated trading markets has increased the pressure on trading commissions or comparable fees. The trend toward direct access to automated, electronic markets will likely increase as additional markets move to more automated trading models. It is possible that the Company will experience competitive pressures in these and other areas in the future as some of its competitors may seek to obtain market share by reducing prices (in the form of commissions or pricing).

Asset Management.

Competition in the asset management industry is affected by several factors, including the Company’s reputation, investment objectives, quality of investment professionals, performance of investment strategies or product offerings relative to peers and an appropriate benchmark index, advertising and sales promotion efforts, fee levels, the effectiveness of and access to distribution channels and investment pipelines, and the types and quality of products offered. The Company’s alternative investment products, such as private equity funds, real estate and hedge funds, compete with similar products offered by both alternative and traditional asset managers, who may be subject to less stringent legal and regulatory regimes than the Company.

Supervision and Regulation.

As a major financial services firm, the Company is subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by regulators and exchanges in each of the major markets where it conducts its business. Moreover, in response to the 2007–2008 financial crisis, legislators and regulators, both in the U.S. and around the world, are in the process of adopting and implementing a wide range of reforms that will result in major changes to the way the Company is regulated and conducts its business. It will take time for the comprehensive effects of these reforms to emerge and be understood.

Regulatory Outlook.

The Dodd-Frank Act was enacted on July 21, 2010. While certain portions of the Dodd-Frank Act were effective immediately, other portions will be effective following extended transition periods or through numerous rulemakings by multiple governmental agencies, and only a portion of those rulemakings have been completed. It remains difficult to assess fully the impact that the Dodd-Frank Act will have on the Company and on the financial services industry generally. In addition, various international developments, such as the adoption of risk-based capital, leverage and liquidity standards by the Basel Committee on Banking Supervision, known as “Basel III,” will continue to impact the Company in the coming years.

It is likely that 2013 and subsequent years will see further material changes in the way major financial institutions are regulated in both the U.S. and other markets in which the Company operates, although it remains difficult to predict the exact impact these changes will have on the Company’s business, financial condition, results of operations and cash flows for a particular future period.

Financial Holding Company.

The Company has operated as a bank holding company and financial holding company under the BHC Act since September 2008.

Consolidated Supervision.

As a bank holding company, the Company is subject to comprehensive consolidated supervision, regulation and examination by the Federal Reserve. As a result of the Dodd-Frank Act, the Federal Reserve also gained heightened authority to examine, prescribe regulations and take action with respect to all of the Company’s subsidiaries. In particular, as a result of the Dodd-Frank Act, the Company is, or will become, subject to (among other things) significantly revised and expanded regulation and supervision, to more intensive scrutiny of its businesses and plans for expansion of those businesses, to new activities limitations, to a systemic risk regime which will impose heightened capital and liquidity requirements, to new restrictions on activities and investments imposed by a section of the BHC Act added by the Dodd-Frank Act referred to as the “Volcker Rule” and to comprehensive new derivatives regulation. In addition, the Consumer Financial Protection Bureau has primary rulemaking, enforcement and examination authority over the Company and its subsidiaries with respect to federal consumer protection laws, to the extent applicable.

Scope of Permitted Activities.     The BHC Act provides a two-year period from September 21, 2008, the date that the Company became a bank holding company, for the Company to conform or dispose of certain nonconforming activities as defined by the BHC Act. Three one-year extensions may be granted by the Federal Reserve upon approval of the Company’s application for each extension. The Company has received the third of these extensions with respect to certain activities relating to its real estate and other funds businesses. It has also disposed of certain nonconforming assets and conformed certain activities to the requirements of the BHC Act. The Company expects to have conformed or sold its remaining nonconforming real estate fund businesses by the September 21, 2013 deadline and does not believe that such conformance or divestiture will have a material adverse impact on the Company’s financial condition.

In addition, the Company continues to engage in discussions with the Federal Reserve regarding its commodities activities, as the BHC Act also grandfathers “activities related to the trading, sale or investment in commodities and underlying physical properties,” provided that the Company was engaged in “any of such activities as of September 30, 1997 in the United States” and provided that certain other conditions that are within the Company’s reasonable control are satisfied. If the Federal Reserve were to determine that any of the Company’s commodities activities did not qualify for the BHC Act grandfather exemption, then the Company would likely be required to divest any such activities that did not otherwise conform to the BHC Act by the end of any extensions of the grace period. At this time, the Company does not believe, based on its interpretation of applicable law, that any such required divestment would have a material adverse impact on its financial condition.

Activities Restrictions under the Volcker Rule.    The Volcker Rule will, over time, prohibit “banking entities,” including the Company and its affiliates, from engaging in “proprietary trading,” as defined by the regulators. The Volcker Rule will also require banking entities to either restructure or unwind certain investments and relationships with “hedge funds,” “private equity funds” and other “similar funds” as such terms are defined in the Volcker Rule and by the regulators.

The Volcker Rule became effective on July 21, 2012. However, banking entities have until July 21, 2014 to bring all of their activities and investments into conformance with the Volcker Rule, subject to possible extensions. U.S. regulators issued proposed rules to implement the Volcker Rule in 2011 and have not yet issued final regulations. There remains considerable uncertainty about what the final version of those regulations will be or the impact they may have on our businesses. Even after the final rules are issued, there may be continued uncertainty regarding their interpretation and impact on our businesses. The Company is closely monitoring regulatory developments related to the Volcker Rule, and when the regulations are final, it will complete a review of its relevant activities and make plans to implement compliance with the Volcker Rule.

The Company continues to review its private equity fund, hedge fund and trading operations in relation to the Volcker Rule. With respect to the “proprietary trading” prohibition of the Volcker Rule, as of January 1, 2013, the Company has divested control of its remaining in-house proprietary quantitative trading unit, Process-Driven Trading (“PDT”). For the year ended December 31, 2012, PDT did not have a material impact on the Company’s financial condition, results of operations and liquidity. The Company has also previously exited other standalone proprietary trading businesses (defined as those businesses dedicated solely to investing the Company’s capital), and the Company is continuing to liquidate legacy positions related to those businesses.

Capital and Liquidity Standards.    The Federal Reserve establishes capital requirements for the Company and evaluates its compliance with such capital requirements. The Office of the Comptroller of the Currency (the “OCC”) establishes similar capital requirements and standards for the Company’s national bank subsidiaries. Under current capital requirements, for the Company to remain a financial holding company, its national bank subsidiaries must qualify as “well capitalized” by maintaining a total capital ratio (total capital to risk-weighted assets) of at least 10% and a Tier 1 capital ratio of at least 6%. To maintain its status as a financial holding company, the Company is also required to be “well capitalized” by maintaining these capital ratios. The Federal Reserve may require the Company and its peer financial holding companies to maintain risk-based and leverage capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and their particular condition, risk profile and growth plans. In addition, under the Federal Reserve’s leverage capital rules, bank holding companies that have implemented the Federal Reserve’s risk-based capital measure for market risk, such as the Company, are subject to a Tier 1 minimum leverage ratio (Tier 1 capital to average total consolidated assets) of 3%.

The Company calculates its capital ratios and risk-weighted assets in accordance with the capital adequacy standards for financial holding companies adopted by the Federal Reserve. These standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. In December 2007, the U.S. banking regulators published final regulations incorporating the Basel II Accord, which requires internationally active U.S. banking organizations, as well as certain of their U.S. bank subsidiaries, to implement Basel II standards over the next several years. In July 2010, the Company began reporting its capital adequacy standards on a parallel basis to its regulators under Basel I and Basel II as part of a phased implementation of Basel II. On January 1, 2013, the U.S. banking regulators’ rules to implement the Basel Committee’s market risk capital framework, referred to as “Basel 2.5,” became effective.

In December 2010, the Basel Committee reached an agreement on Basel III. In June 2012, the U.S. banking regulators proposed rules to implement many aspects of Basel III (the “Basel III proposals”). The U.S. Basel III proposals contain new capital standards that raise the quality of capital, strengthen counterparty credit risk capital requirements, introduce a leverage ratio as a supplemental measure to the risk-based ratio and replace the use of externally developed credit ratings with alternatives such as internally developed credit ratings. The proposals include a new capital conservation buffer, which imposes a common equity Tier 1 capital requirement above the new minimum that can be depleted under stress, and could result in restrictions on capital distributions and discretionary bonuses under certain circumstances. The proposals also provide for a potential countercyclical buffer which regulators can activate during periods of excessive credit growth in their jurisdiction. Although the U.S. Basel III proposals do not address the Basel Committee’s new additional loss absorbency capital requirement for Global Systemically Important Banks (“G-SIBs”), such as the Company, the U.S. banking regulators indicated that guidance on the implementation of the Basel Committee’s G-SIB capital surcharge in the U.S. would be forthcoming. In November 2012, the Financial Stability Board provisionally assigned the Company a capital surcharge of 1.5 percent of common equity Tier 1 capital to risk-weighted assets on a scale of 1.0 percent to 2.5 percent. The U.S. Basel III proposals contemplate that the new capital requirements would be phased in over several years, beginning in 2013. In November 2012, the U.S. banking regulators announced that the U.S. Basel III proposals would not become effective on January 1, 2013. The announcement did not specify new implementation or phase in dates for the U.S. Basel III proposals.

In June 2011, the U.S. banking regulators published final regulations implementing a provision of the Dodd-Frank Act requiring that certain institutions supervised by the Federal Reserve, including the Company, be subject to minimum capital requirements that are not less than the generally applicable risk-based capital requirements. Currently, this minimum “capital floor” is based on Basel I. The U.S. Basel III proposals would replace the current Basel I-based “capital floor” with a standardized approach that, among other things, modifies the existing risk weights for certain types of asset classes.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Regulatory Requirements” in Part II, Item 7 herein.

Capital Planning, Stress Tests and Dividends.    Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted new capital planning and stress test requirements for large bank holding companies, including the Company. Under the Federal Reserve’s capital plan final rule, bank holding companies with $50 billion or more of consolidated assets, such as the Company, must submit an annual capital plan to the Federal Reserve, taking into account the results of separate stress tests designed by the bank holding company and the Federal Reserve.

The capital plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution (i.e., payments of dividends or stock repurchases), and any similar action that the Federal Reserve determines could impact the bank holding company’s consolidated capital. The capital plan must include a discussion of how the bank holding company will maintain capital above the minimum regulatory capital ratios and above a Tier 1 common ratio of 5%, and serve as a source of strength to its subsidiary U.S. depository institutions under supervisory stress scenarios. The capital plan final rule requires that such companies receive no objection from the Federal Reserve before making a capital distribution. In addition, even with an approved capital plan, the bank holding company must seek the approval of the Federal Reserve before making a capital distribution if, among other reasons, the bank holding company would not meet its regulatory capital requirements after making the proposed capital distribution. In addition to capital planning requirements, the OCC, the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”) have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise, including the Company, MSBNA and MS Private Bank, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. All of these policies and other requirements could influence the Company’s ability to pay dividends, or require it to provide capital assistance to MSBNA or MS Private Bank under circumstances under which the Company would not otherwise decide to do so.

The Company expects that, by March 14, 2013, the Federal Reserve will either object or provide a notice of non-objection to the Company’s 2013 capital plan that was submitted to the Federal Reserve on January 7, 2013.

In October 2012, the Federal Reserve issued its stress test final rule as required by the Dodd-Frank Act that requires the Company to conduct semi-annual company-run stress tests. Under this rule, the Company is required to publicly disclose the summary results of its company-run stress tests under the severely adverse economic scenario. The rule also subjects the Company to an annual supervisory stress test conducted by the Federal Reserve. The Federal Reserve has announced that it will, by March 7, 2013, publish a summary of the supervisory stress test results of each company subject to the stress test final rule, including the Company.

The Dodd-Frank Act also requires national banks and federal savings associations with total consolidated assets of more than $10 billion to conduct an annual stress test. Beginning in 2013, the implementing regulation requires national banks with more than $50 billion in average total consolidated assets, including MSBNA, to conduct its first stress test. MSBNA submitted its stress test results to the OCC and the Federal Reserve in January 2013.

See also “—Capital and Liquidity Standards” above and “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Regulatory Requirements” in Part II, Item 7 herein.

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

Pursuant to the Dodd-Frank Act, each bank holding company with $50 billion or more in consolidated assets must also provide to the Federal Reserve and FDIC an annual plan for its rapid and orderly resolution in the event of material financial distress. The Company submitted its first resolution plan to the Federal Reserve and FDIC on June 29, 2012. In addition, the Company’s principal U.S. bank subsidiary, MSBNA, submitted a resolution plan for its rapid and orderly resolution in the event of material financial distress or failure on June 29, 2012, as required by the FDIC.

In December 2011, the Federal Reserve issued proposed rules to implement certain requirements of the Dodd-Frank Act’s systemic risk regime. Among other provisions, the proposed rules would require bank holding companies with over $50 billion in assets, such as the Company, and any other company designated by the Council, to maintain a sufficient quantity of highly liquid assets to survive a projected 30-day liquidity stress event, to conduct regular liquidity stress tests, and to implement various liquidity risk management requirements. More generally, the proposed rules would require institutions to comply with a range of corporate governance requirements, such as establishment of a risk committee of the board of directors and appointment of a chief risk officer, both of which the Company already has.

The proposed rules would also limit the aggregate exposure of each bank holding company with over $500 billion in assets, such as the Company, and each company designated by the Council, to each other such institution to 10% of the aggregate capital and surplus of each institution, and limit the aggregate exposure of such institutions to any other bank holding company with $50 billion or more of consolidated assets to 25% of each institution’s aggregate capital and surplus. In addition, the proposed rules would create a new early remediation regime to address financial distress or material management weaknesses determined with reference to four levels of early remediation, including heightened supervisory review, initial remediation, recovery, and resolution assessment, with specific limitations and requirements tied to each level.

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

See also “—Capital and Liquidity Standards” above and “—Orderly Liquidation Authority” below.

Orderly Liquidation Authority.    Under the Dodd-Frank Act, financial companies, including bank holding companies such as the Company and certain covered subsidiaries, can be subjected to a new orderly liquidation authority. The U.S. Treasury must first make certain extraordinary financial distress and systemic risk determinations. Absent such U.S. Treasury determinations, the Company as a bank holding company would remain subject to the U.S. Bankruptcy Code.

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

U.S. Bank Subsidiaries.

U.S. Banking Institutions.    MSBNA, primarily a wholesale commercial bank, offers consumer margin lending and commercial lending services in addition to deposit products. Certain foreign exchange activities are also conducted in MSBNA. As an FDIC-insured national bank, MSBNA is subject to supervision, regulation and examination by the OCC.

MS Private Bank offers certain mortgage and other secured lending products primarily for customers of its affiliate retail broker-dealer, Morgan Stanley Smith Barney LLC (“MSSB LLC”). MS Private Bank also offers certain deposit products, as well as personal trust and prime brokerage custody services. MS Private Bank is an FDIC-insured national bank whose activities are subject to supervision, regulation and examination by the OCC.

Effective July 1, 2013, the lending limits applicable to the Company’s U.S. bank subsidiaries will be required to take into account credit exposure from derivative transactions, securities lending, securities borrowing and repurchase and reverse repurchase agreements with counterparties.

Prompt Corrective Action.    The Federal Deposit Insurance Corporation Improvement Act of 1991 provides a framework for regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators. Among other things, it requires the relevant federal banking regulator to take “prompt corrective action” (“PCA”) with respect to a depository institution if that institution does not meet certain capital adequacy standards. Current PCA regulations generally apply only to insured banks and thrifts such as MSBNA or MS Private Bank and not to their parent holding companies, such as Morgan Stanley. The Federal Reserve is, however, subject to limitations, authorized to take appropriate action at the holding company level. In addition, as described above, under the systemic risk regime, the Company will become subject to an early remediation protocol in the event of financial distress. The Dodd-Frank Act also formalized the requirement that bank holding companies, such as Morgan Stanley, serve as a source of strength to their U.S. bank subsidiaries in the event such subsidiaries are in financial distress.

Transactions with Affiliates.    The Company’s U.S. bank subsidiaries are subject to Sections 23A and 23B of the Federal Reserve Act, which impose restrictions on any extensions of credit to, purchase of assets from, and certain other transactions with, any affiliates. These restrictions limit the total amount of credit exposure that they may have to any one affiliate and to all affiliates, as well as collateral requirements, and they require all such transactions to be made on market terms. Effective July 2012, derivatives, securities borrowing and securities lending transactions between the Company’s U.S. bank subsidiaries and their affiliates became subject to these restrictions. The Federal Reserve has indicated that it will propose rulemaking to implement these restrictions. These reforms will place limits on the Company’s U.S. bank subsidiaries’ ability to engage in derivatives, repurchase agreements and securities lending transactions with other affiliates of the Company.

In addition, the Volcker Rule imposes similar restrictions on transactions between the Company or any of its affiliates and hedge funds, private equity funds or similar funds for which the banking entity serves as the investment manager, investment adviser or sponsor.

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

The Dodd-Frank Act includes various provisions that affect the regulation of broker-dealer sales practices and customer relationships. For example, the SEC is authorized to adopt a fiduciary duty applicable to broker-dealers when providing personalized investment advice about securities to retail customers. The Dodd-Frank Act also created a new category of regulation for “municipal advisors,” which are subject to a fiduciary duty with respect to certain activities. The U.S. Department of Labor is considering revisions to regulations under the Employee Retirement Income Security Act of 1974 that could subject broker-dealers to a fiduciary duty and prohibit specified transactions for a wider range of customer interactions. If the SEC exercises authority provided to it under the Dodd-Frank Act to prohibit or limit the use of mandatory pre-dispute arbitration agreements between a broker-dealer and its customers, it may materially increase the Company’s litigation costs. These developments may impact the manner in which affected businesses are conducted, decrease profitability and increase potential liabilities.

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

As registered U.S. broker-dealers, certain subsidiaries of the Company are subject to the SEC’s net capital rule and the net capital requirements of various exchanges, other regulatory authorities and self-regulatory organizations. Many non-U.S. regulatory authorities and exchanges also have rules relating to capital and, in some cases, liquidity requirements that apply to the Company’s non-U.S. broker-dealer subsidiaries. These rules are generally designed to measure general financial integrity and/or liquidity and require that at least a minimum amount of net and/or more liquid assets be maintained by the subsidiary. See also “—Financial Holding Company—Consolidated Supervision” and “—Financial Holding Company—Capital and Liquidity Standards” above. Rules of FINRA and other self-regulatory organizations also impose limitations and requirements on the transfer of member organizations’ assets.

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

MS&Co. and MSSB LLC are members of the Securities Investor Protection Corporation (“SIPC”), which provides protection for customers of broker-dealers against losses in the event of the insolvency of a broker-dealer. SIPC protects customers’ eligible securities held by a member broker-dealer up to $500,000 per customer for all accounts in the same capacity subject to a limitation of $250,000 for claims for uninvested cash balances. To supplement this SIPC coverage, each of MS&Co. and MSSB LLC have purchased additional protection for the benefit of their customers in the form of an annual policy issued by certain underwriters and various insurance companies that provides protection for each eligible customer above SIPC limits subject to an aggregate firmwide cap of $1 billion with no per client sublimit for securities and a $1.9 million per client limit for the cash portion of any remaining shortfall. As noted under “—Financial Holding Company—Systemic Risk Regime” above, the Dodd-Frank Act contains special provisions for the orderly liquidation of covered financial institutions (which could potentially include MS&Co. and/or MSSB LLC). While these provisions are generally intended to provide customers of covered broker-dealers with protections at least as beneficial as they would enjoy in a broker-dealer liquidation proceeding under the Securities Investor Protection Act, the details and implementation of such protections are subject to further rulemaking.

Over the past few years, the SEC has undertaken a review of a wide range of equity market structure issues. As a part of this review, the SEC has adopted new regulations and proposed various rules regarding market transparency and stability. A new short sale uptick rule that limits the ability to sell short securities that have experienced specified price declines is now in effect. The SEC also adopted rules requiring broker-dealers to maintain risk management controls and supervisory procedures with respect to providing access to securities markets, which became fully effective in 2012. In July 2012, the SEC adopted a consolidated audit trail rule, which, when fully implemented, will require large broker-dealers to report into one consolidated audit trail comprehensive information about every material event in the lifecycle of every quote, order, and execution in all exchange-listed stocks and options. It is possible that the SEC or self-regulatory organizations could propose or adopt additional market structure rules in the future. The provisions, new rules and proposals discussed above could result in increased costs and could otherwise adversely affect trading volumes and other conditions in the markets in which we operate.

Regulation of Futures Activities and Certain Commodities Activities.    As futures commission merchants, MS&Co. and MSSB LLC are subject to net capital requirements of, and their activities are regulated by, the U.S. Commodity Futures Trading Commission (the “CFTC”) and various commodity futures exchanges. The Company’s futures and options-on-futures also are regulated by the National Futures Association (“NFA”), a registered futures association, of which MS&Co. and MSSB LLC and certain of their affiliates are members. These regulatory requirements address obligations related to, among other things, the segregation of customer funds and the holding apart of a secured amount, the use of customer funds, recordkeeping and reporting obligations, risk disclosure and discretionary trading. MS&Co. and MSSB LLC have affiliates that are registered as commodity trading advisors and/or commodity pool operators, or are operating under certain exemptions from such registration pursuant to CFTC rules and other guidance. Under CFTC and NFA rules, commodity trading advisors who manage accounts and are registered with the NFA must distribute disclosure documents and maintain specified records relating to their activities, and clients and commodity pool operators have certain responsibilities with respect to each pool they operate. Violations of the rules of the CFTC, the NFA or the commodity exchanges could result in remedial actions, including fines, registration restrictions or terminations, trading prohibitions or revocations of commodity exchange memberships.

The Company’s commodities activities are subject to extensive and evolving energy, commodities, environmental, health and safety and other governmental laws and regulations in the U.S. and abroad. Intensified scrutiny of certain energy markets by U.S. federal, state and local authorities in the U.S. and abroad and by the public has resulted in increased regulatory and legal enforcement and remedial proceedings involving energy companies, including those engaged in power generation and liquid hydrocarbons trading. Terminal facilities and other assets relating to the Company’s commodities activities also are subject to environmental laws both in the U.S. and abroad. In addition, pipeline, transport and terminal operations are subject to state laws in connection with the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent wastes for disposal. See also “—Financial Holding Company—Scope of Permitted Activities” above.

Derivatives Regulation.    Through the Dodd-Frank Act, the Company will face a comprehensive U.S. regulatory regime for its activities in certain OTC derivatives. The regulation of “swaps” and “security-based swaps” (collectively, “Swaps”) in the U.S. will be effected and implemented through the CFTC, SEC and other agency regulations, which are currently being adopted.

The Dodd-Frank Act requires central clearing of certain types of Swaps, public and regulatory reporting, and mandatory trading on regulated exchanges or execution facilities. These requirements are subject to some exceptions and will be phased in over time, with the first clearing requirements coming into effect for certain swaps with certain counterparties beginning in March 2013. When fully implemented, market participants, including the Company’s entities engaging in Swaps, will have to centrally clear, report and trade on an exchange or execution facility certain Swap transactions that are currently uncleared, not reported publicly and executed bilaterally.

The Dodd-Frank Act also requires the registration of “swap dealers” and “major swap participants” with the CFTC and “security-based swap dealers” and “major security-based swap participants” with the SEC (collectively, “Swaps Entities”). Certain of the Company’s subsidiaries have registered with the CFTC as swap dealers and in the future additional subsidiaries may register with the CFTC as swap dealers. Certain subsidiaries of the Company will in the future be required to register with the SEC as security-based swap dealers.

Swaps Entities are subject to a comprehensive regulatory regime with new obligations for the Swaps activities for which they are registered, including new capital requirements, a new margin regime for uncleared Swaps and a new segregation regime for collateral of counterparties to uncleared Swaps. Swaps Entities are subject to additional duties, including, among others, internal and external business conduct and documentation standards with respect to their Swaps counterparties, recordkeeping and reporting. Certain subsidiaries of the Company will be or are also subject to new rules under the Dodd-Frank Act regarding segregation of customer collateral for cleared transactions, large trader reporting regimes, compensation requirements and anti-fraud and anti-manipulation requirements related to activities in Swaps.

The specific parameters of these requirements for Swaps are being developed through CFTC, SEC and bank regulator rulemakings. While some of these requirements are already final and effective, others are subject to further rulemaking or deferred compliance dates. In particular, the CFTC, SEC and the banking regulators have proposed, but not yet adopted, rules regarding margin and capital requirements for Swaps Entities. Furthermore, in July 2012 and again in February 2013, the Basel Committee and the International Organization of Securities Commissions released a consultative document proposing margin requirements for non-centrally-cleared derivatives. The full impact of these proposals on the Company will not be known with certainty until the rules are finalized.

Although the full impact of U.S. derivatives regulation on the Company remains unclear, the Company will face increased costs and regulatory oversight due to the registration and regulatory requirements indicated above. Complying with the Swaps rules also has required, and will in the future require, the Company to restructure its Swaps businesses, and has required, and will in the future require, extensive systems and personnel changes, and raise additional potential liabilities. Compliance with Swap-related partially finalized regulatory capital requirements may require the Company to devote more capital to its Swaps business. The extraterritorial impact of the rules also remains unclear.

The E.U. and other non-U.S. jurisdictions are in the process of adopting and implementing legislation emanating from the G20 commitments that will require, among other things, the central clearing of certain OTC derivatives, mandatory reporting of derivatives and bilateral risk mitigation procedures for non-cleared trades. It is unclear at present how the non-U.S. and U.S. derivatives regulatory regimes will interact.

Non-U.S. Regulation.    The Company’s institutional securities businesses also are regulated extensively by non-U.S. regulators, including governments, securities exchanges, commodity exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which the Company maintains an office. Non-U.S. policy makers and regulators, including the European Commission and European Supervisory Authorities, continue to propose and adopt numerous market reforms, including those that may further impact the structure of banks, and formulate regulatory standards and measures that will be of relevance and importance to the Company’s European operations. Certain Morgan Stanley subsidiaries are regulated as broker-dealers under the laws of the jurisdictions in which they operate. Subsidiaries engaged in banking and trust activities outside the U.S. are regulated by various government agencies in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activity. For instance, the United Kingdom (“U.K.”) Financial Services Authority (“FSA”), which is expected to be replaced by the Prudential Regulatory Authority and the Financial Conduct Authority on April 1, 2013, and several U.K. securities and futures exchanges, including the London Stock Exchange and Euronext.liffe, regulate the Company’s activities in the U.K.; the Bundesanstalt für Finanzdienstleistungsaufsicht (the Federal Financial Supervisory Authority) and the Deutsche Bôrse AG regulate its activities in the Federal Republic of Germany; Eidgenôssische Finanzmarktaufsicht (the Financial Market Supervisory Authority) regulates its activities in Switzerland; the Financial Services Agency, the Bank of Japan, the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, the Osaka Securities Exchange and the Tokyo International Financial Futures Exchange, regulate its activities in Japan; the Hong Kong Securities and Futures Commission, the Hong Kong Monetary Authority and the Hong Kong Exchanges and Clearing Limited regulate its operations in Hong Kong; and the Monetary Authority of Singapore and the Singapore Exchange Limited regulate its business in Singapore.

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

As a result of the passage of the Dodd-Frank Act, the Company’s asset management activities will be subject to certain additional laws and regulations, including, but not limited to, additional reporting and recordkeeping requirements (including with respect to clients that are private funds), restrictions on sponsoring or investing in, or maintaining certain other relationships with, hedge funds and private equity funds under the Volcker Rule (subject to certain limited exceptions) and certain rules and regulations regarding trading activities, including trading in derivatives markets. Many of these new requirements may increase the expenses associated with the Company’s asset management activities and/or reduce the investment returns the Company is able to generate for its asset management clients. Many important elements of the Dodd-Frank Act will not be known until rulemaking is finalized and certain final regulations are adopted. See also “—Financial Holding Company—Activities Restrictions under the Volcker Rule” and “—Institutional Securities and Global Wealth Management Group—Derivatives Regulation” above.

The Company’s Asset Management business is also regulated outside the U.S. For example, the FSA regulates the Company’s business in the U.K.; the Financial Services Agency regulates the Company’s business in Japan; the Securities and Exchange Board of India regulates the Company’s business in India; and the Monetary Authority of Singapore regulates the Company’s business in Singapore. European and local regulators are proposing additional obligations on the management and marketing of funds in the E.U.

Anti-Money Laundering and Economic Sanctions.

The Company’s Anti-Money Laundering (“AML”) program is coordinated on an enterprise-wide basis. In the U.S., for example, the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, imposes significant obligations on financial institutions to detect and deter money laundering and terrorist financing activity, including requiring banks, bank holding company subsidiaries, broker-dealers, futures commission merchants, and mutual funds to implement AML programs, verify the identity of customers that maintain accounts, and monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. Outside the U.S., applicable laws, rules and regulations similarly require designated types of financial institutions to implement AML programs. The Company has implemented policies, procedures and internal controls that are designed to comply with all applicable AML laws and regulations. The Company has also implemented policies, procedures, and internal controls that are designed to comply with the regulations and economic sanctions programs administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), which enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on external threats to the U.S. foreign policy, national security, or economy; by other governments; or by global or regional multilateral organizations, such as the United Nations Security Council and the E.U. as applicable.

Anti-Corruption.

The Company is subject to applicable anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, in the jurisdictions in which it operates. Anti-corruption laws generally prohibit offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a government official or private party in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. The Company has implemented policies, procedures, and internal controls that are designed to comply with such laws, rules and regulations.

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

Compensation Practices and Other Regulation.

The Company’s compensation practices are subject to oversight by the Federal Reserve. In particular, the Company is subject to the Federal Reserve’s guidance that is designed to help ensure that incentive compensation paid by banking organizations does not encourage imprudent risk-taking that threatens the organizations’ safety and soundness. The scope and content of the Federal Reserve’s policies on executive compensation are continuing to develop and may change based on findings from its peer review process, and the Company expects that these policies will evolve over a number of years.

The Company is subject to the compensation-related provisions of the Dodd-Frank Act, which may impact its compensation practices. Pursuant to the Dodd-Frank Act, among other things, federal regulators, including the Federal Reserve, must prescribe regulations to require covered financial institutions, including the Company, to report the structures of all of their incentive-based compensation arrangements and prohibit incentive-based payment arrangements that encourage inappropriate risks by providing employees, directors or principal shareholders with compensation that is excessive or that could lead to material financial loss to the covered financial institution. In April 2011, seven federal agencies, including the Federal Reserve, jointly proposed an interagency rule implementing this requirement. The rule has not yet been finalized. Further, pursuant to the Dodd-Frank Act, the SEC must direct listing exchanges to require companies to implement policies relating to disclosure of incentive-based compensation that is based on publicly reported financial information and the clawback of such compensation from current or former executive officers following certain accounting restatements.

In addition to the guidelines issued by the Federal Reserve and referenced above, the Company’s compensation practices may also be impacted by other regulations promulgated in accordance with the Financial Stability Board compensation principles and standards. These standards are to be implemented by local regulators, including in the U.K., where the remuneration of employees of certain banks is governed by the Remuneration Code.

For a discussion of certain risks relating to the Company’s regulatory environment, see “Risk Factors” in Part I, Item 1A herein.

Executive Officers of Morgan Stanley.

The executive officers of Morgan Stanley and their ages and titles as of February 26, 2013 are set forth below. Business experience for the past five years is provided in accordance with SEC rules.

Gregory J. Fleming (49).    Executive Vice President (since February 2010), President of Asset Management (since February 2010) and President of Global Wealth Management Group of Morgan Stanley (since January 2011). President of Research of Morgan Stanley (February 2010 to January 2011). Senior Research Scholar at Yale Law School and Distinguished Visiting Fellow of the Center for the Study of Corporate Law at Yale Law School (January 2009 to December 2009). President of Merrill Lynch & Co., Inc. (“Merrill Lynch”) (February 2008 to January 2009). Co-President of Merrill Lynch (May 2007 to February 2008). Executive Vice President and Co-President of the Global Markets and Investment Banking Group of Merrill Lynch (August 2003 to May 2007).

James P. Gorman (54).    Chairman of the Board of Directors and Chief Executive Officer of Morgan Stanley (since January 2012). President and Chief Executive Officer (January 2010 through December 2011) and member of the Board of Directors (since January 2010). Co-President (December 2007 to December 2009) and Co-Head of Strategic Planning (October 2007 to December 2009). President and Chief Operating Officer of Global Wealth Management Group (February 2006 to April 2008).

Eric F. Grossman (46).    Executive Vice President and Chief Legal Officer of Morgan Stanley (since January 2012). Global Head of Legal (September 2010 to January 2012). Global Head of Litigation (January 2006 to September 2010) and General Counsel of the Americas (May 2009 to September 2010). General Counsel of Global Wealth Management Group (November 2008 to June 2009) and General Counsel of Morgan Stanley Wealth Management (June 2009 to September 2010). Partner at the law firm of Davis Polk & Wardwell LLP (June 2001 to December 2005).

Keishi Hotsuki (50).    Chief Risk Officer of Morgan Stanley (since May 2011). Interim Chief Risk Officer (January 2011 to May 2011) and Head of Market Risk Department (since March 2008). Director of Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (since May 2010). Global Head of Market Risk Management at Merrill Lynch (June 2005 to September 2007).

Colm Kelleher (55).    Executive Vice President (since October 2007) and President of Institutional Securities (since January 2013). Co-President of Institutional Securities of Morgan Stanley (January 2010 to December 2012). Chief Financial Officer and Co-Head of Strategic Planning (October 2007 to December 2009). Head of Global Capital Markets (February 2006 to October 2007). Co-Head of Fixed Income Europe (May 2004 to February 2006).

Ruth Porat (55).    Executive Vice President and Chief Financial Officer of Morgan Stanley (since January 2010). Vice Chairman of Investment Banking (September 2003 to December 2009). Global Head of Financial Institutions Group (September 2006 to December 2009) and Chairman of the Financial Sponsors Group (July 2004 to September 2006) within Investment Banking.

James A. Rosenthal (59).    Executive Vice President and Chief Operating Officer of Morgan Stanley (since January 2011). Head of Corporate Strategy (January 2010 to May 2011). Chief Operating Officer of Morgan Stanley Wealth Management (January 2010 to August 2011). Head of Firmwide Technology and Operations of Morgan Stanley (March 2008 to January 2010). Chief Financial Officer of Tishman Speyer (May 2006 to March 2008).

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

Liquidity is essential to our businesses. Our liquidity could be negatively affected by our inability to raise funding in the long-term or short-term debt capital markets or our inability to access the secured lending markets. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, including concerns regarding the European sovereign debt crisis or fiscal matters in the U.S., could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if investors or lenders develop a negative perception of our long-term or short-term financial prospects due to factors such as if we were to incur large trading losses, are downgraded by the rating agencies, suffer a decline in the level of our business activity, or if regulatory authorities take significant action against us, or we discover significant employee misconduct or illegal activity. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment and trading portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations, cash flows and financial condition.

Global markets and economic conditions have been negatively impacted by the European sovereign debt crisis. The continued uncertainty over the outcome of the E.U. governments’ financial support programs and the possibility that other E.U. member states may experience similar financial troubles could further disrupt global markets. In particular, it has and could in the future disrupt equity markets and result in volatile bond yields on the sovereign debt of E.U. members. These factors, or market perceptions concerning such matters, could have an adverse effect on our business, financial condition and liquidity. In particular, in connection with certain of our Institutional Securities business segment activities, we have exposure to European peripheral countries, which are defined as exposures in Greece, Ireland, Italy, Portugal and Spain (the “European Peripherals”). At December 31, 2012, exposure before hedges to the European Peripherals was approximately $7,590 million and net exposure after hedges was approximately $6,346 million. Exposure includes obligations from sovereign governments, corporations, and financial institutions. In addition, at December 31, 2012, we had European Peripherals exposure for overnight deposits with banks of approximately $81 million. See “Quantitative and Qualitative Disclosure about Market Risk—Credit Risk—Country Risk Exposure—Select European Countries” in Part II, Item 7A herein.

Our borrowing costs and access to the debt capital markets depend significantly on our credit ratings.

The cost and availability of unsecured financing generally are impacted by our short-term and long-term credit ratings. The rating agencies are continuing to monitor certain issuer specific factors that are important to the determination of our credit ratings including governance, the level and quality of earnings, capital adequacy, funding and liquidity, risk appetite and management, asset quality, strategic direction, and business mix. Additionally, the rating agencies will look at other industry-wide factors such as regulatory or legislative changes, macro-economic environment, and perceived levels of government support, and it is possible that they could downgrade our ratings and those of similar institutions. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Credit Ratings” in Part II, Item 7 herein.

Our credit ratings also can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is a key consideration, such as OTC derivative transactions, including credit derivatives and interest rate swaps. In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business segment, we may be required to provide additional collateral to, or immediately settle any outstanding liability balance with, certain counterparties in the event of a credit ratings downgrade. Termination of our trading and other agreements could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements. Our long-term credit ratings by Moody’s Investor Services, Inc (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”) are currently at different levels (commonly referred to as “split ratings”). At December 31, 2012, the amounts of future potential collateral amounts that could be called by counterparties under the terms of such OTC trading agreements and other agreements in the event of a downgrade of our long-term credit rating under various scenarios for Moody’s and S&P were as follows: $472 million (Baa1 Moody’s/BBB+ S&P); $2,556 million (Baa2 Moody’s/BBB S&P); and $3,574 million (Baa3 Moody’s/BBB- S&P). In addition, we are required to pledge additional collateral to certain exchanges and clearing organizations in the event of a credit rating downgrade. At December 31, 2012, the increased collateral requirement at certain exchanges and clearing organizations under various scenarios was zero (Baa1 Moody’s/BBB+ S&P); zero (Baa2 Moody’s/BBB S&P); and $128 million (Baa3 Moody’s/BBB- S&P).

We are a holding company and depend on payments from our subsidiaries.

The parent holding company depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. Regulatory, tax restrictions or elections and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, many of our subsidiaries, including our broker-dealer subsidiaries, are subject to laws, regulations and self-regulatory organization rules that authorize regulatory bodies to block or reduce the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances. These laws, regulations and rules may hinder our ability to access funds that we may need to make payments on our obligations. Furthermore, as a bank holding company, we may become subject to a prohibition or to limitations on our ability to pay dividends or repurchase our stock. The OCC, the Federal Reserve and the FDIC have the authority, and under certain circumstances the duty, to prohibit or to limit the payment of dividends by the banking organizations they supervise, including us and our bank company subsidiaries.

Our liquidity and financial condition have in the past been, and in the future could be, adversely affected by U.S. and international markets and economic conditions.

Our ability to raise funding in the long-term or short-term debt capital markets or the equity markets, or to access secured lending markets, has in the past been, and could in the future be, adversely affected by conditions in the U.S. and international markets and economy. Global market and economic conditions have been particularly disrupted and volatile in the last several years and continue to be, including as a result of the European sovereign debt crisis, and uncertainty regarding U.S. fiscal matters. In particular, our cost and availability of funding have been, and may in the future be, adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the U.S., the E.U. and other international markets and economies could adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

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

Our results of operations may be materially affected by market fluctuations due to global and economic conditions and other factors. Our results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including the effect of economic and political conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate markets; the impact of current, pending and future legislation (including the Dodd-Frank Act), regulation (including capital, leverage and liquidity requirements), and legal actions in the U.S. and worldwide; the level and volatility of equity, fixed income and commodity prices, interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to our unsecured short-term and long-term debt; investor, consumer and business sentiment and confidence in the financial markets; the performance of our acquisitions, joint ventures, strategic alliances or other strategic arrangements (including the Wealth Management Joint Venture and with Mitsubishi UFJ Financial Group, Inc. (“MUFG”)); our reputation; inflation, natural disasters, and acts of war or terrorism; the actions and initiatives of current and potential competitors, as well as governments, regulators and self-regulatory organizations; the effectiveness of our risk management policies; and technological changes; or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to our businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an adverse impact on our ability to achieve our strategic objectives.

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

Market volatility, illiquid market conditions and disruptions in the credit markets have made it extremely difficult to value certain of our securities, particularly during periods of market displacement. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could cause a decline in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

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

Our risk management and monitoring processes seek to quantify and mitigate risk to more extreme market moves. However, severe market events have historically been difficult to predict, as seen in the last several years, and we could realize significant losses if extreme market events were to occur.

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

We also originate loans secured by commercial and residential properties. Further, we securitize and trade in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate and commercial assets and products, including residential and commercial mortgage-backed securities. These businesses have been, and may continue to be, adversely affected by the downturn in the real estate sector. In connection with these activities, we have provided, or otherwise agreed to be responsible for, certain representations and warranties. Under certain circumstances, we may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. Between 2004 and December 31, 2012, we sponsored approximately $148 billion of residential mortgage-backed securities (“RMBS”) primarily containing U.S. residential loans. Of that amount, we made representations and warranties concerning approximately $47 billion of loans and agreed to be responsible for the representations and warranties made by third-party sellers, many of which are now insolvent, on approximately $21 billion of loans. At December 31, 2012, the current unpaid principal balance (“UPB”) for all the residential assets subject to such representations and warranties was approximately $20.1 billion and the cumulative losses associated with U.S. RMBS were approximately $12.3 billion. We did not make, or otherwise agree to be responsible, for the representations and warranties made by third party sellers on approximately $80 billion of residential loans that we securitized during that time period. We have not sponsored any U.S. RMBS transactions since 2007.

We have also made representations and warranties in connection with our role as an originator of certain commercial mortgage loans that we securitized in commercial mortgage-backed securities (“CMBS”). Between 2004 and December 31, 2012, we originated approximately $45 billion and $21 billion of U.S. and non-U.S. commercial mortgage loans, respectively, that were placed into CMBS sponsored by us. At December 31, 2012, the current UPB for all U.S. commercial mortgage loans subject to such representations and warranties was $33.2 billion. At December 31, 2012, the current UPB when known for all non-U.S. commercial mortgage loans, subject to such representations and warranties was approximately $6.3 billion and the UPB at the time of sale when the current UPB is not known was $0.4 billion.

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

We incur significant credit risk exposure through the Institutional Securities business segment. This risk may arise from a variety of business activities, including but not limited to entering into swap or other derivative contracts under which counterparties have obligations to make payments to us; extending credit to clients through various lending commitments; providing short or long-term funding that is secured by physical or financial collateral whose value may at times be insufficient to fully cover the loan repayment amount; posting margin and/or collateral to clearing houses, clearing agencies, exchanges, banks, securities firms and other financial counterparties; and investing and trading in securities and loan pools whereby the value of these assets may fluctuate based on realized or expected defaults on the underlying obligations or loans.

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

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect us. See also “Systemic Risk Regime” under “Business—Supervision and Regulation—Financial Holding Company” in Part I, Item 1 herein.

Operational Risk.

Operational risk refers to the risk of financial or other loss, or potential damage to a firm’s reputation, resulting from inadequate or failed internal processes, people, resources and systems or from external events (e.g., fraud, legal and compliance risks or damage to physical assets). We may incur operational risk across the full scope of our business activities, including revenue-generating activities (e.g., sales and trading) and control groups (e.g., information technology and trade processing). Legal, regulatory and compliance risk is included in the scope of operational risk and is discussed below under “Legal, Regulatory and Compliance Risk.” For more information on how we monitor and manage operational risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Operational Risk” in Part II, Item 7A herein.

We are subject to operational risk that could adversely affect our businesses.

Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies. In general, the transactions we process are increasingly complex. We perform the functions required to operate our different businesses either by ourselves or through agreements with third parties. We rely on the ability of our employees, our internal systems and systems at technology centers operated by unaffiliated third parties to process a high volume of transactions.

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

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems. Like other financial services firms, we have been and continue to be subject to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events. Events such as these could have a security impact on our systems and jeopardize our or our clients’ or counterparties’ personal, confidential, proprietary or other information processed and stored in, and transmitted through, our computer systems. Furthermore, such events could cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations, which could result in reputational damage, litigation or regulatory fines or penalties not covered by insurance maintained by us, and adversely affect our business, financial condition or results of operations.

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

Legal, Regulatory and Compliance Risk.

Legal, regulatory and compliance risk includes the risk of exposure to fines, penalties, judgments, damages and/or settlements in connection with regulatory or legal actions as a result of non-compliance with applicable legal or regulatory requirements and standards or litigation. Legal, regulatory and compliance risk also includes contractual and commercial risk such as the risk that a counterparty’s performance obligations will be unenforceable. In today’s environment of rapid and possibly transformational regulatory change, we also view regulatory change as a component of legal, regulatory and compliance risk. For more information on how we monitor and manage legal, regulatory and compliance risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Legal, Regulatory and Compliance Risk” in Part II, Item 7A herein.

The financial services industry is subject to extensive regulation, which is undergoing major changes that will impact our business.

Like other major financial services firms, we are subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by regulators and exchanges in each of the major markets where we conduct our business. These laws and regulations significantly affect the way we do business, and can restrict the scope of our existing businesses and limit our ability to expand our product offerings and pursue certain investments.

In response to the financial crisis, legislators and regulators, both in the U.S. and worldwide, have adopted, or are currently considering enacting, financial market reforms that have resulted and could result in major changes to the way our global operations are regulated. In particular, as a result of the Dodd-Frank Act, we are, or will become, subject to (among other things) significantly revised and expanded regulation and supervision, to more intensive scrutiny of our businesses and any plans for expansion of those businesses, to new activities limitations, to a systemic risk regime that will impose heightened capital and liquidity requirements to new restrictions on activities and investments imposed by the Volcker Rule, and to comprehensive new derivatives regulation. While certain portions of the Dodd-Frank Act were effective immediately, other portions will be effective following extended transition periods or through numerous rule makings by multiple government agencies, and only a portion of those rulemakings have been completed. Many of the changes required by the Dodd-Frank Act could in the future materially impact the profitability of our businesses and the value of assets we hold, expose us to additional costs, require changes to business practices or force us to discontinue businesses, adversely affect our ability to pay dividends, or require us to raise capital, including in ways that may adversely impact our shareholders or creditors. While there continues to be uncertainty about the full impact of these changes, we do know that the Company will be subject to a more complex regulatory framework, and will incur costs to comply with new requirements as well as to monitor for compliance in the future.

For example, the Volcker Rule provision of the Dodd-Frank Act will have an impact on us, including potentially limiting various aspects of our business. Although the Volcker Rule became effective on July 21, 2012, compliance is not required until July 21, 2014, subject to possible extensions. U.S. regulators issued proposed regulations to implement the Volcker Rule in 2011 but have not yet issued final regulations. There remains considerable uncertainty about what the final version of those regulations will be or the impact they may have on our businesses. Even after the final rules are issued, there may be continued uncertainty regarding their interpretation and impact on our businesses. We are closely monitoring regulatory developments related to the Volcker Rule, and when the regulations are final, we will complete a review of our relevant activities and make plans to implement compliance with the Volcker Rule.

The financial services industry faces substantial litigation and is subject to regulatory investigations, and we may face damage to our reputation and legal liability.

As a global financial services firm, we face the risk of investigations and proceedings by governmental and self-regulatory organizations in all countries in which we conduct our business. Interventions by authorities may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In addition to the monetary consequences, these measures could, for example, impact our ability to engage in, or impose limitations on, certain of our businesses. The number of these investigations and proceedings, as well as the amount of penalties and fines sought, has increased substantially in recent years with regard to many firms in the financial services industry, including us. Significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause us significant reputational harm, which could seriously harm our business. The Dodd-Frank Act also provides compensation to whistleblowers who present the SEC or CFTC with information related to securities or commodities laws violations that leads to a successful enforcement action. As a result of this compensation, it is possible we could face an increased number of investigations by the SEC or CFTC.

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

We continue to engage in discussions with the Federal Reserve regarding our commodities activities, as the BHC Act provides a grandfather exemption for “activities related to the trading, sale or investment in commodities and underlying physical properties,” provided that we were engaged in “any of such activities as of September 30, 1997 in the United States” and provided that certain other conditions that are within our reasonable control are satisfied. If the Federal Reserve were to determine that any of our commodities activities did not qualify for the BHC Act grandfather exemption, then we would likely be required to divest any such activities that did not otherwise conform to the BHC Act by the end of any extensions of the grace period. See also “Scope of Permitted Activities” under “Business—Supervision and Regulation” in Part I, Item 1 herein.

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

A failure to address conflicts of interest appropriately could adversely affect our businesses and reputation.

As a global financial services firm that provides products and services to a large and diversified group of clients, including corporations, governments, financial institutions and individuals, we face potential conflicts of interest in the normal course of business. For example, potential conflicts can occur when there is a divergence of interests between us and a client, among clients, or between an employee on the one hand and us or a client on the other. We have policies, procedures and controls that are designed to address potential conflicts of interest. However, identifying and mitigating potential conflicts of interest can be complex and challenging, and can become the focus of media and regulatory scrutiny. Indeed, actions that merely appear to create a conflict can put our reputation at risk even if the likelihood of an actual conflict has been mitigated. It is possible that potential conflicts could give rise to litigation or enforcement actions, which may lead to our clients being less willing to enter into transactions in which a conflict may occur and could adversely affect our businesses and reputation.

Our regulators have the ability to scrutinize our activities for potential conflicts of interest, including through detailed examinations of specific transactions. In addition, our status as a bank holding company supervised by the Federal Reserve subjects us to direct Federal Reserve scrutiny with respect to transactions between our U.S. bank subsidiaries and their affiliates.

Risk Management.

Our hedging strategies and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our hedging strategies and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. Some of our methods of managing risk are based upon our use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. For example, market conditions over the last several years have involved unprecedented dislocations and highlight the limitations inherent in using historical information to manage risk. Management of market, credit, liquidity, operational, legal, regulatory and compliance risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Our trading risk management strategies and techniques also seek to balance our ability to profit from trading positions with our exposure to potential losses. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the timing of such outcomes. We may, therefore, incur losses in the course of our trading activities. For more information on how we monitor and manage market and certain other risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk” in Part II, Item 7A herein.

Competitive Environment.

We face strong competition from other financial services firms, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.

The financial services industry and all aspects of our businesses are intensely competitive, and we expect them to remain so. We compete with commercial banks, brokerage firms, insurance companies, electronic trading and clearing platforms, financial data repositories, sponsors of mutual funds, hedge funds, energy companies and other companies offering financial or ancillary services in the U.S., globally and through the internet. We compete on the basis of several factors, including transaction execution, capital or access to capital, products and services, innovation, reputation, risk appetite and price. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have left businesses, been acquired by or merged into other firms or have declared bankruptcy. Such changes could result in our remaining competitors gaining greater capital and other resources, such as the ability to offer a broader range of products and services and geographic diversity, or new competitors may emerge. We have experienced and may continue to experience pricing pressures as a result of these factors and as some of our competitors seek to obtain market share by reducing prices. In addition, certain of our competitors may be subject to different, and in some cases, less stringent, legal and regulatory regimes, than we are, thereby putting us at a competitive disadvantage. For more information regarding the competitive environment in which we operate, see “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1 herein.

Automated trading markets may adversely affect our business and may increase competition.

We have experienced intense price competition in some of our businesses in recent years. In particular, the ability to execute securities trades electronically on exchanges and through other automated trading markets has increased the pressure on trading commissions or comparable fees. The trend toward direct access to automated, electronic markets will likely continue and will likely increase as additional markets move to more automated trading models. We have experienced and it is likely that we will continue to experience competitive pressures in these and other areas in the future as some of our competitors may seek to obtain market share by reducing prices.

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

Various emerging market countries have experienced severe political, economic and financial disruptions, including significant devaluations of their currencies, defaults or potential defaults on sovereign debt, capital and currency exchange controls, high rates of inflation and low or negative growth rates in their economies. Crime and corruption, as well as issues of security and personal safety, also exist in certain of these countries. These conditions could adversely impact our businesses and increase volatility in financial markets generally.

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

As a U.S. company, we are required to comply with the economic sanctions and embargo programs administered by OFAC and similar multi-national bodies and governmental agencies worldwide, as well as applicable anti-corruption laws in the jurisdictions in which we operate. A violation of a sanction, embargo program, or anti-corruption law, could subject us, and individual employees, to a regulatory enforcement action as well as significant civil and criminal penalties.

Acquisition and Joint Venture Risk.

We may be unable to fully capture the expected value from acquisitions, joint ventures, minority stakes and strategic alliances.

In connection with past or future acquisitions, joint ventures (including the Wealth Management Joint Venture) or strategic alliances (including with MUFG), we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with clients, trading counterparties and business partners. In the case of joint ventures and minority stakes, we are subject to additional risks and uncertainties because we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

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

Location	Owned/ Leased	Lease Expiration		Approximate Square Footage as of December 31, 2012(A)

U.S. Locations

1585 Broadway New York, New York (Global Headquarters and Institutional Securities Headquarters)	Owned	N/A		1,346,500 square feet

2000 Westchester Avenue Purchase, New York (Global Wealth Management Group Headquarters)	Owned	N/A		597,400 square feet

522 Fifth Avenue New York, New York (Asset Management Headquarters)	Owned	N/A		581,250 square feet

New York, New York (Several locations)	Leased	2013 – 2029		2,579,400 square feet

Brooklyn, New York (Several locations)	Leased	2013 – 2023		478,850 square feet

Jersey City, New Jersey (Several locations)	Leased	2013 – 2014		479,550 square feet

International Locations

20 Bank Street London (London Headquarters)	Leased	2038		546,500 square feet

Canary Wharf London (Several locations)	Leased(B)	2036		625,950 square feet

1 Austin Road West Kowloon (Hong Kong Headquarters)	Leased	2019		572,600 square feet

Sapporo’s Yebisu Garden Place Ebisu, Shibuya-ku (Tokyo Headquarters)	Leased	2013	(C)	302,000 square feet

(A)	The indicated total aggregate square footage leased does not include space occupied by Morgan Stanley branch offices.
(B)	The Company holds the freehold interest in the land and building.
(C)	Option to return any amount of space up to the full space with six months prior notice.

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

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, and involving, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

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

Residential Mortgage and Credit Crisis Related Matters.

Regulatory and Governmental Matters.    The Company is responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

Class Actions.    Beginning in December 2007, several purported class action complaints were filed in the United States District Court for the Southern District of New York (the “SDNY”) asserting claims on behalf of participants in the Company’s 401(k) plan and employee stock ownership plan against the Company and other parties, including certain present and former directors and officers, under the Employee Retirement Income Security Act of 1974 (“ERISA”). In February 2008, these actions were consolidated in a single proceeding, styled In re Morgan Stanley ERISA Litigation. The consolidated complaint relates in large part to the Company’s subprime and other mortgage related losses, but also includes allegations regarding the Company’s disclosures, internal controls, accounting and other matters. The consolidated complaint alleges, among other things, that the Company’s common stock was not a prudent investment and that risks associated with its common stock and its financial condition were not adequately disclosed. Plaintiffs are seeking, among other relief, class certification, unspecified compensatory damages, costs, interest and fees. On March 26, 2012, defendants filed a renewed motion to dismiss the complaint.

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

On February 12, 2008, a purported class action, styled Joel Stratte-McClure, et al. v. Morgan Stanley, et al., was filed in the SDNY against the Company and certain present and former executives asserting claims on behalf of a purported class of persons and entities who purchased shares of the Company’s common stock during the period June 20, 2007 to December 19, 2007 and who suffered damages as a result of such purchases. The allegations in the amended complaint related in large part to the Company’s subprime and other mortgage related losses, but also included allegations regarding the Company’s disclosures, internal controls, accounting and other matters. On August 8, 2011, defendants filed a motion to dismiss the second amended complaint, which was granted on January 18, 2013. On February 14, 2013, the plaintiffs filed a notice of appeal in the United States Court of Appeals for the Second Circuit (the “Second Circuit”).

On May 7, 2009, the Company was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), which is now styled In re Morgan Stanley Mortgage Pass-Through Certificate Litigation and is pending in the SDNY. The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On January 11, 2013, the court granted plaintiffs’ motion for reconsideration which sought to expand the offerings at issue in the litigation based on recent precedent from the Second Circuit. On January 31, 2013, plaintiffs filed a fourth amended complaint, in which they purport to represent investors who purchased approximately $7.82 billion in mortgage pass-through certificates issued in 2006 by 14 trusts.

Beginning in 2007, the Company was named as a defendant in several putative class action lawsuits brought under Sections 11 and 12 of the Securities Act, related to its role as a member of the syndicates that underwrote offerings of securities and mortgage pass-through certificates for certain non-Morgan Stanley related entities that have been exposed to subprime and other mortgage-related losses. The plaintiffs in these actions allege, among other things, that the registration statements and offering documents for the offerings at issue contained material misstatements or omissions related to the extent to which the issuers were exposed to subprime and other mortgage-related risks and other matters and seek various forms of relief including class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. The Company’s exposure to potential losses in these cases may be impacted by various factors including, among other things, the financial condition of the entities that issued or sponsored the securities and mortgage pass-through certificates at issue, the principal amount of the offerings underwritten by the Company, the financial condition of co-defendants and the willingness and ability of the issuers (or their affiliates) to indemnify the underwriter defendants. Some of these cases, including In re: Lehman Brothers Equity/Debt Securities Litigation and In re IndyMac Mortgage-Backed Securities Litigation, relate to issuers or sponsors (or their affiliates) that have filed for bankruptcy or have been placed into receivership.

In re: Lehman Brothers Equity/Debt Securities Litigation is pending in the SDNY and relates to several offerings of debt and equity securities issued by Lehman Brothers Holdings Inc. during 2007 and 2008. The Company underwrote approximately $232 million of the principal amount of the offerings at issue. A group of underwriter defendants, including the Company, settled the main litigation on December 2, 2012. The underwriter defendants, including the Company, continue to defend claims by investors who opted out of the settlement or who purchased securities not covered by the settlement.

In re IndyMac Mortgage-Backed Securities Litigation is pending in the SDNY and relates to offerings of mortgage pass-through certificates issued by seven trusts sponsored by affiliates of IndyMac Bancorp during 2006 and 2007. On June 21, 2010, the court granted in part and denied in part the underwriter defendants’ motion to dismiss the amended consolidated class action complaint. The Company underwrote approximately $46 million of the principal amount of the offerings currently at issue. In July 2011, certain putative additional plaintiffs appealed the court’s June 2011 order denying the motion to add them as additional plaintiffs as to the Company. The Company is opposing the appeals. On August 17, 2012, the court granted class certification. On October 12, 2012, the plaintiffs filed a motion seeking to expand the offerings at issue in the litigation, relying on recent precedent from the Second Circuit. Defendants have opposed the motion. If the motion is granted and the offerings are included in the class that is certified, the principal amount of the offerings underwritten by the Company at issue in the litigation will be approximately $1.68 billion.

Luther, et al. v. Countrywide Financial Corporation, et al., pending in the Superior Court of the State of California, was filed on November 14, 2007 and involves claims related to the Company’s role as an underwriter of various residential mortgage backed securities offerings issued by affiliates of Countrywide Financial Corporation. The amended complaint includes allegations that the registration statements and the offering documents contained false and misleading statements about the residential mortgage loans backing the securities. The Company underwrote approximately $6.3 billion of the principal amount of the offerings at issue. On December 19, 2011, defendants moved to dismiss the complaint. In February 2012, defendants moved to stay the case pending resolution of a securities class action brought by the same plaintiffs, styled Maine State Retirement System v. Countrywide Financial Corporation, et al., in the United States District Court for the Central District of California. In June 2012, the defendants removed the case to the United States District Court for the Central District of California. The motion to remand the matter was denied in August 2012.

Other Litigation.    On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a SIV called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case is styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. and is pending in the SDNY. The complaint alleges, among other things, that the ratings assigned to the securities issued by the SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the SIV. The plaintiffs currently assert allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. The plaintiffs’ motion for class certification was denied in June 2010. The court denied the Company’s motion for summary judgment on the aiding and abetting fraud claim in August 2012. The Company’s motion for summary judgment on the negligent misrepresentation claim, filed on November 30, 2012, is pending. The court has set a trial date of May 6, 2013. There are currently 14 named plaintiffs in the action claiming damages of approximately $638 million, as well as punitive damages.

On December 14, 2009, Central Mortgage Company (“CMC”) filed a complaint against the Company, in a matter styled Central Mortgage Company v. Morgan Stanley Mortgage Capital Holdings LLC, pending in the Court of Chancery of the State of Delaware. The complaint alleged that that Morgan Stanley Mortgage Capital Holdings LLC improperly refused to repurchase certain mortgage loans that CMC, as servicer, was required to repurchase from the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”). On November 4, 2011, CMC filed an amended complaint adding claims related to its purchase of servicing rights in connection with approximately $4.1 billion of residential loans deposited into RMBS trusts sponsored by the Company. The amended complaint asserts claims for breach of contract, quasi-contract, equitable and tort claims and seeks compensatory damages and equitable remedies, including rescission, injunctive relief, damages, restitution and disgorgement. On August 7, 2012, the court granted in part the Company’s motion to dismiss the amended complaint.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints were filed on June 10, 2010. The amended complaints allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act, and overruled defendants’ demurrers with respect to all other claims.

On June 10, 2010, the Company was named as a new defendant in a pre-existing action related to securities issued by a SIV called Rhinebridge PLC and Rhinebridge LLC (together, the “Rhinebridge SIV”). The case is styled King County, Washington, et al. v. IKB Deutsche Industriebank AG, et al. and is pending in the SDNY before the same judge presiding over the litigation concerning the Cheyne SIV, described above. The complaint alleges, among other things, that the ratings assigned to the securities issued by the SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the SIV. The court dismissed plaintiffs’ claims for breach of fiduciary duty and negligence on May 4, 2012. On September 7, 2012, the Company moved for summary judgment with respect to the remaining claims for fraud, negligent misrepresentation and aiding and abetting fraud. On January 3, 2013, the court granted the motion for summary judgment with respect to the fraud and negligent misrepresentation claims and denied it with respect to the aiding and abetting fraud claim. The two named plaintiffs claim approximately $65 million in lost principal and interest, as well as punitive damages.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et

al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $344 million. The complaints raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On October 14, 2011, plaintiffs filed an amended complaint in each action. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012.

On July 15, 2010, The Charles Schwab Corp. filed a complaint against the Company and other defendants in the Superior Court of the State of California, styled The Charles Schwab Corp. v. BNP Paribas Securities Corp., et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to one of plaintiff’s subsidiaries of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff’s subsidiary by the Company was approximately $180 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. Plaintiff filed an amended complaint on August 2, 2010. On September 22, 2011, defendants filed demurrers to the amended complaint. On October 13, 2011, plaintiff voluntarily dismissed its claims brought under the Securities Act. On January 27, 2012, the court, in a ruling from the bench, substantially overruled defendants’ demurrers. On March 5, 2012, the plaintiff filed a second amended complaint. On April 10, 2012, the Company filed a demurrer to certain causes of action in the second amended complaint, which the court overruled on July 24, 2012.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The Complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On September 30, 2010, the Company filed a motion to dismiss the complaint. On February 28, 2011, the Court denied the Company’s motion to dismiss the complaint. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the Company’s motion to dismiss.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed two complaints against the Company and other defendants. One was filed in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The other was filed in the Superior Court of the State of California, styled Federal Home Loan Bank of Chicago v. Bank of America Securities LLC, et al. The complaints allege that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in the two actions was approximately $203 million and $75 million respectively. The complaint filed in Illinois raises claims under Illinois law. The complaint filed in California raises claims under the federal securities laws, Illinois law and California law. Both complaints seek, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court presiding over Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. granted plaintiff leave to file an amended complaint. On May 27, 2011, defendants filed a motion to dismiss the amended complaint, which motion was denied on September 19, 2012. The Company filed its answer on December 21, 2012. On September 15, 2011, plaintiff filed an amended complaint in Federal Home Loan Bank of Chicago v. Bank of America Securities LLC, et al. On December 1, 2011, defendants filed a demurrer to the amended complaint on statute of limitations and statute of repose grounds, which demurrer was overruled on June 28, 2012. On August 31, 2012, defendants filed demurrers on the merits of the complaint.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $550 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts consumer protection act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, NY County styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by the Company was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 14, 2011, defendants filed a motion to dismiss the amended complaint.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. Trial is currently scheduled to begin in November 2013.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, NY County, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the SDNY and on October 26, 2011, the FHFA moved to remand the action back to the Supreme Court of NY, NY County. On May 11, 2012, plaintiff withdrew its motion to remand. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015.

On September 2, 2011, the FHFA, as conservator for Freddie Mac, also filed a complaint against the Company and other defendants in the Supreme Court of NY, NY County, styled Federal Housing Finance Agency, as Conservator v. General Electric Company et al. The complaint alleged that defendants made untrue statements and material omissions in connection with the sale to Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $549 million. The complaint raised claims under federal and state securities laws and common law and sought, among other things, rescission and compensatory and punitive damages. On October 6, 2011, defendants removed the action to the SDNY. On January 22, 2013, the plaintiff voluntarily dismissed the action with prejudice as to all defendants.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, the Company filed answers to the complaints in both cases. On June 13, 2012, the Company removed the cases to the United States District Court for the Southern District of Texas. On June 21, 2012, the Company moved to transfer the action to the SDNY. On November 27, 2012, the court granted the plaintiff’s motion to remand the action to Texas state court and denied the Company’s motion to transfer the case to New York. On January 10, 2013, the Company filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint.

On January 20, 2012, Sealink Funding Limited filed a complaint against the Company in the Supreme Court of NY, NY County, styled Sealink Funding Limited v. Morgan Stanley, et al. Plaintiff purports to be the assignee of claims of certain special purpose vehicles (“SPVs”) formerly sponsored by SachsenLB Europe. An amended complaint was filed on May 21, 2012 and alleges that defendants made untrue statements and material omissions in the sale to the SPVs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold by the Company was approximately $507 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, compensatory and/or rescissionary damages as well as punitive damages associated with plaintiffs’ purchases of such certificates. On September 7, 2012, the Company filed a motion to dismiss the amended complaint.

On January 25, 2012, Dexia SA/NV and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, NY County styled Dexia SA/NV et al. v. Morgan Stanley, et al. An amended complaint was filed on May 24, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold to plaintiffs by the Company was approximately $626 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, compensatory and/or rescissionary damages as well as punitive damages associated with plaintiffs’ purchases of such certificates. On August 10, 2012, the Company filed a motion to dismiss the amended complaint.

On January 25, 2012, Bayerische Landesbank, New York Branch filed a complaint against the Company in the Supreme Court of NY, NY County styled Bayerische Landesbank, New York Branch v. Morgan Stanley, et al. An amended complaint was filed on May 24, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold to plaintiff by the Company was approximately $411 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, compensatory and/or rescissionary damages as well as punitive damages associated with plaintiffs’ purchases of such certificates. On July 27, 2012, the Company filed a motion to dismiss the amended complaint.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 23, 2013, defendants filed a motion to dismiss the amended complaint.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, NY County styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint.

On August 7, 2012, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-4SL and Mortgage Pass-Through Certificates, Series 2006-4SL (together, the “Trust”) against the Company. The matter is styled Morgan Stanley Mortgage Loan Trust 2006-4SL, et al. v. Morgan Stanley Mortgage Capital Inc. and is pending in the Supreme Court of NY, NY County. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the Trust, which had an original principal balance of approximately $303 million, breached various representations and warranties. The complaint seeks, among other relief, rescission of the mortgage loan purchase agreement underlying the transaction, specific performance and unspecified damages and interest. On October 8, 2012, the Company filed a motion to dismiss the complaint.

On August 8, 2012, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-14SL, Mortgage Pass-Through Certificates, Series 2006-14SL, Morgan Stanley Mortgage Loan Trust 2007-4SL and Mortgage Pass-Through Certificates, Series 2007-4SL against the Company. The complaint is styled Morgan Stanley Mortgage Loan Trust 2006-14SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc. and is pending in the Supreme Court of NY, NY County. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trusts, which had original principal balances of approximately $354 million and $305 million respectively, breached various representations and warranties. The complaint seeks, among other relief, rescission of the mortgage loan purchase agreements underlying the transactions, specific performance and unspecified damages and interest. On October 9, 2012, the Company filed a motion to dismiss the complaint.

On August 10, 2012, the FDIC, as receiver for Colonial Bank, filed two complaints against the Company in the Circuit Court of Montgomery, Alabama. The first action is styled Federal Deposit Insurance Corporation as

Receiver for Colonial Bank v. Citigroup Mortgage Loan Trust Inc. et al. and alleges that the Company made untrue statements and material omissions in connection with the sale to Colonial Bank of a mortgage pass-through certificate backed by a securitization trust containing residential mortgage loans. The total amount of the certificate allegedly sponsored, underwritten and/or sold by the Company to Colonial Bank was approximately $65 million. On September 12, 2012, defendants removed the case to the United States District Court for the Middle District of Alabama, and on October 12, 2012, plaintiff moved to remand the case to state court. The second action is styled Federal Deposit Insurance Corporation as Receiver for Colonial Bank v. Countrywide Securities Corporation et al. and alleges that the Company made untrue statements and material omissions in connection with the sale to Colonial Bank of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to Colonial Bank was approximately $144 million. On September 10, 2012, defendants removed the case to the United States District Court for the Middle District of Alabama, and on September 21, 2012, the United States Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the Central District of California. On October 11, 2012, plaintiff moved to remand the case back to state court, which motion was denied on December 7, 2012. Defendants filed a motion to dismiss on January 22, 2013. The complaints each raise claims under federal securities law and the Alabama Securities Act and each seeks, among other things, compensatory damages associated with Colonial Bank’s purchase of such certificates.

On September 28, 2012, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-13ARX against the Company styled Morgan Stanley Mortgage Loan Trust 2006-13ARX v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc., pending in the Supreme Court of NY, NY County. U.S. Bank filed an amended complaint on January 17, 2013, which asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $609 million, breached various representations and warranties. The amended complaint seeks, among other relief, declaratory judgment relief, specific performance and unspecified damages and interest.

On October 5, 2012, a complaint was filed against the Company and others in the Supreme Court of NY, NY County, styled Phoenix Light SF Limited et al v. J.P. Morgan Securities LLC et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiffs, or their assignors, of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold to plaintiffs or their assignors by the Company was approximately $344 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud, negligent misrepresentation and rescission based on mutual mistake and seeks, among other things, compensatory damages, punitive damages or alternatively rescission or rescissionary damages associated with the purchase of such certificates. The Company filed a motion to dismiss the complaint on December 14, 2012.

On May 1, 2012, Asset Management Fund d/b/a AMF Funds and certain of its affiliated funds filed a summons with notice against the Company in the Supreme Court of NY, NY County, styled Asset Management Fund d/b/a AMF Funds et al v. Morgan Stanley et al. The notice alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $122 million. The notice identifies causes of action against the Company for, among other things, common-law fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation. The notice identifies the relief sought to include, among other things, monetary damages, punitive damages and rescission. Plaintiffs filed their complaint on October 22, 2012. On December 3, 2012, the Company filed a motion to dismiss the complaint.

On November 16, 2012, IKB International S.A. and an affiliate filed a summons with notice against the Company and certain affiliates in the Supreme Court of NY, NY County, styled IKB International S.A. In

Liquidation v. Morgan Stanley et al. The notice alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $147 million. The notice identifies causes of action against the Company for, among other things, common law fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation as well as contract claims. The notice identifies the relief sought to include, among other things, monetary damages, punitive damages, and rescission.

On November 21, 2012, Deutsche Zentral Genossenshaftsbank AG and an affiliate filed a summons with notice against the Company and certain affiliates in the Supreme Court of NY, NY County, styled Deutsche Zentral Genossenshaftsbank AG, New York Branch, d/b/a DZ Bank AG New York Branch v. Morgan Stanley et al. The notice alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The notice identifies causes of action against the Company for, among other things, common law fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation as well as contract claims. The notice identifies the relief sought to include, among other things, monetary damages, punitive damages, and rescission.

On November 28, 2012, Stichting Pensioenfonds ABP filed a complaint against the Company in the Supreme Court of NY, NY County styled Stichting Pensioenfonds ABP. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of an unspecified amount of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiff’s purchases of such certificates. On February 8, 2013, the Company filed a motion to dismiss the complaint.

On December 14, 2012, Royal Park Investments SA/NV filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY, NY County, styled Royal Park Investments SA/NV v. Merrill Lynch et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $628 million. The complaint raises common law claims of fraud, fraudulent inducement, negligent misrepresentation, aiding and abetting fraud, and rescission and seeks, among other things, compensatory and punitive damages.

On January 10, 2013, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-10SL and Mortgage Pass-Through Certificates, Series 2006-10SL against the Company. The complaint is styled Morgan Stanley Mortgage Loan Trust 2006-10SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc. and is pending in the Supreme Court of NY, NY County. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $300 million, breached various representations and warranties. The complaint seeks, among other relief, an order requiring the Company to comply with the loan breach remedy procedures in the transaction documents, unspecified damages, and interest.

On January 25, 2013, the FHFA filed a summons with notice on behalf of the Trustee of the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1, against the Company. The matter is styled Federal Housing Finance Agency, as Conservator for the Federal Home Loan Mortgage Corporation, on behalf of the Trustee of the Morgan Stanley ABS Capital I Inc. Trust, Series 007-NC1 v. Morgan Stanley ABS Capital I Inc. and is pending in the Supreme Court of NY, NY County. The notice asserts claims for breach of contract and alleges, among other things, that the loans in the Trust, which had an original principal balance of approximately $1.25 billion, breached various representations and warranties. The notice seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages, and interest.

On January 30, 2013, U.S. Bank, in its capacity as Trustee, filed a summons with notice on behalf of Morgan Stanley Mortgage Loan Trust 2007-2AX against the Company. The matter is styled Morgan Stanley Mortgage Loan Trust 2007-2AX, by U.S. Bank National Association, solely in its capacity as Trustee v. Morgan Stanley Mortgage Capital Holdings LLC, as successor-by-merger to Morgan Stanley Mortgage Capital Inc., and Greenpoint Mortgage Funding, Inc. and is pending in the Supreme Court of NY, NY County. The notice asserts claims for breach of contract and alleges, among other things, that the loans in the Trust, which had an original principal balance of approximately $650 million, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages, and interest.

On August 24, 2012, HSH Nordbank AG and certain affiliates filed a summons with notice against the Company, certain affiliates, and other defendants in the Supreme Court of NY, NY County, styled HSH Nordbank AG et al. v. Morgan Stanley et al. The notice alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $524 million. The notice identifies causes of action against the Company for, among other things, common law fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation. The notice identifies the relief sought to include, among other things, monetary damages, punitive damages, and rescission. An amended summons with notice was filed on November 28, 2012.

On August 29, 2012, Bank Hapoalim B.M. filed a summons with notice against the Company and certain affiliates in the Supreme Court of NY, NY County, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The notice alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. The notice identifies causes of action against the Company for, among other things, common law fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation. The notice identifies the relief sought to include, among other things, monetary damages, punitive damages, and rescission. An amended summons with notice was filed on December 4, 2012.

Other Matters.    On a case-by-case basis the Company has entered into agreements to toll the statute of limitations applicable to potential civil claims related to RMBS, CDOs and other mortgage-related products and services when the Company has concluded that it is in its interest to do so.

On October 18, 2011, the Company received a letter from Gibbs & Bruns LLP (the “Law Firm”), which is purportedly representing a group of investment advisers and holders of mortgage pass-through certificates issued by RMBS trusts that were sponsored or underwritten by the Company. The letter asserted that the Law Firm’s clients collectively hold 25% or more of the voting rights in 17 RMBS trusts sponsored or underwritten by the Company and that these trusts have an aggregate outstanding balance exceeding $6 billion. The letter alleged generally that large numbers of mortgages in these trusts were sold or deposited into the trusts based on false and/or fraudulent representations and warranties by the mortgage originators, sellers and/or depositors. The letter also alleged generally that there is evidence suggesting that the Company has failed prudently to service mortgage loans in these trusts. On January 31, 2012, the Law Firm announced that its clients hold over 25% of the voting rights in 69 RMBS trusts securing over $25 billion of RMBS sponsored or underwritten by the Company, and that its clients had issued instructions to the trustees of these trusts to open investigations into allegedly ineligible mortgages held by these trusts. The Law Firm’s press release also indicated that the Law Firm’s clients anticipate that they may provide additional instructions to the trustees, as needed, to further the investigations. On September 19, 2012, the Company received two purported Notices of Non-Performance from the Law Firm purportedly on behalf of the holders of significant voting rights in various trusts securing over $28 billion of residential mortgage backed securities sponsored or underwritten by the Company. The Notice purports to identify certain covenants in Pooling and Servicing Agreements (“PSAs”) that the holders allege that the Servicer and Master Servicer failed to perform, and alleges that each of these failures has materially affected the rights of certificate holders and constitutes an ongoing event of default under the relevant PSAs. On November 2, 2012, the Company responded to the letters, denying the allegations therein.

On April 2, 2012, the Company entered into a Consent Order (the “Order”) with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) relating to the servicing of residential mortgage loans. The terms of the Order are substantially similar and, in many respects, identical to the orders entered into with the Federal Reserve by other large U.S. financial institutions. The Order, which is available on the Federal Reserve’s website, sets forth various allegations of improper conduct in servicing by Saxon, requires that the Company and its affiliates cease and desist such conduct, and requires that the Company, and its Board of Directors and affiliates, take various affirmative steps. The Order requires (i) the Company to engage an independent third-party consultant to conduct a review of certain foreclosure actions or proceedings that occurred or were pending between January 1, 2009 and December 31, 2010; (ii) the adoption of policies and procedures related to management of third parties used to outsource residential mortgage servicing, loss mitigation or foreclosure; (iii) a “validation report” from an independent third-party consultant regarding compliance with the Order for the first year; and (iv) submission of quarterly progress reports as to compliance with the Order by the Company’s the Board of Directors. The Order also provides that the Company will be responsible for the payment of any civil money penalties or compensatory payments assessed by the Federal Reserve related to such alleged conduct, which penalties or payments have not yet been determined. On January 15, 2013, the Company entered into a settlement with the Federal Reserve which resulted in the early termination of the foreclosure review process required by the Order and, in its place, the Company agreed to pay into a settlement fund and to pay additional funds for borrower relief efforts. The Federal Reserve has reserved the ability to impose civil monetary penalties on Saxon.

Commercial Mortgage Related Matter.

On January 25, 2011, the Company was named as a defendant in The Bank of New York Mellon Trust, National Association v. Morgan Stanley Mortgage Capital, Inc., a litigation pending in the SDNY. The suit, brought by the trustee of a series of commercial mortgage pass-through certificates, alleges that the Company breached certain representations and warranties with respect to an $81 million commercial mortgage loan that was originated and transferred to the trust by the Company. The complaint seeks, among other things, to have the Company repurchase the loan and pay additional monetary damages. On June 27, 2011, the court denied the Company’s motion to dismiss, but directed the filing of an amended complaint. On July 29, 2011, the Company filed its answer to the first amended complaint. On September 21, 2012, the Company and plaintiff filed motions for summary judgment.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Morgan Stanley’s common stock trades on the NYSE under the symbol “MS.” As of February 20, 2013, the Company had 84,577 holders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.

The table below sets forth, for each of the last eight quarters, the low and high sales prices per share of the Company’s common stock as reported by Bloomberg Financial Markets and the amount of any cash dividends per share of the Company’s common stock declared by its Board of Directors for such quarter.

	Low Sale Price	High Sale Price	Dividends
2012:
Fourth Quarter	$13.49	$19.45	$0.05
Third Quarter	$12.29	$18.50	$0.05
Second Quarter	$12.26	$20.05	$0.05
First Quarter	$13.49	$21.19	$0.05
2011:
Fourth Quarter	$11.58	$19.67	$0.05
Third Quarter	$12.49	$24.46	$0.05
Second Quarter	$21.76	$28.24	$0.05
First Quarter	$26.70	$31.04	$0.05

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of the year ended December 31, 2012.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2012—October 31, 2012)
Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	120,413	$17.32	—	—
Month #2 (November 1, 2012—November 30, 2012)
Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	57,617	$16.96	—	—
Month #3 (December 1, 2012—December 31, 2012)
Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	124,389	$17.93	—	—
Total
Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	302,419	$17.50	—	—

(A)	On December 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $6 billion of the Company’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Company are subject to regulatory approval.
(B)	Includes: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee and director stock compensation plans) who exercised options; (2) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; (3) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units; and (4) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset the cash payment for fractional shares. The Company’s employee and director stock compensation plans provide that the value of the shares withheld, delivered or attested, shall be valued using the fair market value of the Company’s common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

***

Stock performance graph. The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of the Company’s common stock, the S&P 500 Stock Index (“S&P 500”) and the S&P 500 Financials Index (“S5FINL”) for the last five years. The graph assumes a $100 investment at the closing price on December 30, 2007 and reinvestment of dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of the Company’s common stock.

	MS	S&P 500	S5FINL
12/31/2007	$100.00	$100.00	$100.00
12/31/2008	$31.25	$63.00	$44.73
12/31/2009	$58.73	$79.67	$52.44
12/31/2010	$54.39	$91.68	$58.82
12/30/2011	$30.50	$93.61	$48.81
12/31/2012	$39.01	$108.59	$62.92

Item 6.	Selected Financial Data.

MORGAN STANLEY

SELECTED FINANCIAL DATA

(dollars in millions, except share and per share data)

	2012	2011	2010	2009(1)(2)	Fiscal 2008	One Month Ended December 31, 2008(2)
Income Statement Data:
Revenues:
Investment banking	$4,758	$4,991	$5,122	$5,020	$4,057	$196
Principal transactions:
Trading	6,991	12,384	9,393	7,722	6,071	(1,493)
Investments	742	573	1,825	(1,034)	(3,888)	(205)
Commissions and fees	4,257	5,347	4,913	4,212	4,443	213
Asset management, distribution and administration fees	9,008	8,410	7,843	5,802	4,839	292
Other	555	175	1,236	671	3,836	105

Total non-interest revenues	26,311	31,880	30,332	22,393	19,358	(892)

Interest income	5,725	7,258	7,305	7,472	38,928	1,089
Interest expense	5,924	6,902	6,407	6,680	36,216	1,137

Net interest	(199)	356	898	792	2,712	(48)

Net revenues	26,112	32,236	31,230	23,185	22,070	(940)

Non-interest expenses:
Compensation and benefits	15,622	16,333	15,866	14,295	11,759	578
Other	9,975	9,804	9,166	7,762	8,901	473

Total non-interest expenses	25,597	26,137	25,032	22,057	20,660	1,051

Income (loss) from continuing operations before income taxes	515	6,099	6,198	1,128	1,410	(1,991)
Provision for (benefit from) income taxes	(239)	1,410	743	(299)	128	(722)

Income (loss) from continuing operations	754	4,689	5,455	1,427	1,282	(1,269)
Discontinued operations(3):
Gain (loss) from discontinued operations	(43)	(160)	610	(111)	848	(18)
Provision for (benefit from) income taxes	(5)	(116)	363	(90)	352	(2)

Net gain (loss) from discontinued operations	(38)	(44)	247	(21)	496	(16)

Net income (loss)	716	4,645	5,702	1,406	1,778	(1,285)
Net income applicable to redeemable noncontrolling interests	124	—	—	—	—	—
Net income applicable to nonredeemable noncontrolling interests	524	535	999	60	71	3

Net income (loss) applicable to Morgan Stanley	$68	$4,110	$4,703	$1,346	$1,707	$(1,288)

Earnings (loss) applicable to Morgan Stanley common shareholders(4)	$(30)	$2,067	$3,594	$(907)	$1,495	$(1,624)

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations	$135	$4,161	$4,469	$1,390	$1,249	$(1,269)
Net gain (loss) from discontinued operations	(67)	(51)	234	(44)	458	(19)

Net income (loss) applicable to Morgan Stanley	$68	$4,110	$4,703	$1,346	$1,707	$(1,288)

	2012	2011	2010	2009(1)(2)	Fiscal 2008	One Month Ended December 31, 2008(2)
Per Share Data:
Earnings (loss) per basic common share(5):
Income (loss) from continuing operations	$0.02	$1.28	$2.48	$(0.73)	$1.04	$(1.60)
Net gain (loss) from discontinued operations	(0.04)	(0.03)	0.16	(0.04)	0.41	(0.02)

Earnings (loss) per basic common share	$(0.02)	$1.25	$2.64	$(0.77)	$1.45	$(1.62)

Earnings (loss) per diluted common share(5):
Income (loss) from continuing operations	$0.02	$1.26	$2.45	$(0.73)	$0.99	$(1.60)
Net gain (loss) from discontinued operations	(0.04)	(0.03)	0.18	(0.04)	0.40	(0.02)

Earnings (loss) per diluted common share	$(0.02)	$1.23	$2.63	$(0.77)	$1.39	$(1.62)

Book value per common share(6)	$30.70	$31.42	$31.49	$27.26	$30.24	$27.53
Dividends declared per common share	$0.20	$0.20	$0.20	$0.17	$1.08	$0.27

Balance Sheet and Other Operating Data:
Total assets	$780,960	$749,898	$807,698	$771,462	$659,035	$676,764
Total capital(7)	206,377	211,201	222,757	213,974	192,297	208,008
Long-term borrowings(7)	144,268	149,152	165,546	167,286	141,466	159,255
Morgan Stanley shareholders’ equity	62,109	62,049	57,211	46,688	50,831	48,753
Return on average common equity(8)	N/M	3.8%	9.0%	N/M	4.9%	N/M
Average common shares outstanding(4):
Basic	1,885,774,276	1,654,708,640	1,361,670,938	1,185,414,871	1,028,180,275	1,002,058,928
Diluted	1,918,811,270	1,675,271,669	1,411,268,971	1,185,414,871	1,073,496,349	1,002,058,928

N/M—Not Meaningful.

(1)	Information includes Morgan Stanley Smith Barney Holdings LLC effective May 31, 2009 (see Note 3 to the consolidated financial statements).
(2)	On December 16, 2008, the Board of Directors of the Company approved a change in the Company’s fiscal year-end from November 30 to December 31 of each year. This change to the calendar year reporting cycle began January 1, 2009. As a result of the change, the Company had a one-month transition period in December 2008.
(3)	Prior-period amounts have been recast for discontinued operations. See Notes 1 and 25 to the consolidated financial statements for information on discontinued operations.
(4)	Amounts shown are used to calculate earnings per basic and diluted common share.
(5)	For the calculation of basic and diluted earnings per common share, see Note 16 to the consolidated financial statements.
(6)	Book value per common share equals common shareholders’ equity of $60,601 million at December 31, 2012, $60,541 million at December 31, 2011, $47,614 million at December 31, 2010, $37,091 million at December 31, 2009, $31,676 million at November 30, 2008, and $29,585 million at December 31, 2008, divided by common shares outstanding of 1,974 million at December 31, 2012, 1,927 million at December 31, 2011, 1,512 million at December 31, 2010, 1,361 million at December 31, 2009, 1,048 million at November 30, 2008 and 1,074 million at December 31, 2008.
(7)	These amounts exclude the current portion of long-term borrowings and include junior subordinated debt issued to capital trusts.
(8)	The calculation of return on average common equity uses net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. The return on average common equity is a non-generally accepted accounting principle financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction.

Morgan Stanley, a financial holding company, is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Global Wealth Management Group and Asset Management. The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley,” or the “Company,” mean Morgan Stanley (the “Parent”) together with its consolidated subsidiaries.

A summary of the activities of each of the Company’s business segments is as follows:

Institutional Securities provides financial advisory and capital-raising services, including advice on mergers and acquisitions, restructurings, real estate and project finance; corporate lending; sales, trading, financing and market-making activities in equity and fixed income securities and related products, including foreign exchange and commodities; and investment activities.

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

The results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including the effect of economic and political conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate markets; the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital, leverage and liquidity requirements), and legal actions in the United States of America (“U.S.”) and worldwide; the level and volatility of equity, fixed income, and commodity prices and interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor, consumer and business sentiment and confidence in the financial markets; the performance of the Company’s acquisitions, joint ventures, strategic alliances or other strategic arrangements (including the Wealth Management JV and with Mitsubishi UFJ Financial Group, Inc. (“MUFG”)); the Company’s reputation; inflation, natural disasters and acts of war or terrorism; the actions and initiatives of current and potential competitors as well as governments, regulators and self-regulatory organizations; the effectiveness of the Company’s risk management policies; and technological changes; or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to the Company’s businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an adverse impact on the Company’s ability to achieve its strategic objectives. For a further discussion of these and other important factors that could affect the Company’s business, see “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, and “Risk Factors” in Part I, Item 1A, and “Other Matters” herein.

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A, and “Executive Summary—Significant Items” and “Other Matters” herein.

Executive Summary.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts).

	2012	2011	2010
Net revenues:
Institutional Securities	$10,553	$17,175	$16,129
Global Wealth Management Group	13,516	13,289	12,519
Asset Management	2,219	1,887	2,685
Intersegment Eliminations	(176)	(115)	(103)

Consolidated net revenues	$26,112	$32,236	$31,230

Net income	$716	$4,645	$5,702
Net income applicable to redeemable noncontrolling interests(1)	124	—	—
Net income applicable to nonredeemable noncontrolling interests(1)	524	535	999

Net income applicable to Morgan Stanley	$68	$4,110	$4,703

Income (loss) from continuing operations applicable to Morgan Stanley:
Institutional Securities	$(796)	$3,468	$3,762
Global Wealth Management Group	799	658	514
Asset Management	136	35	205
Intersegment Eliminations	(4)	—	(12)

Income from continuing operations applicable to Morgan Stanley	$135	$4,161	$4,469

Amounts applicable to Morgan Stanley:
Income from continuing operations applicable to Morgan Stanley	$135	$4,161	$4,469
Net gain (loss) from discontinued operations applicable to Morgan Stanley(2)	(67)	(51)	234

Net income applicable to Morgan Stanley	$68	$4,110	$4,703

Earnings (loss) applicable to Morgan Stanley common shareholders	$(30)	$2,067	$3,594

Earnings (loss) per basic common share:
Income from continuing operations	$0.02	$1.28	$2.48
Net gain (loss) from discontinued operations(2)	(0.04)	(0.03)	0.16

Earnings (loss) per basic common share(3)	$(0.02)	$1.25	$2.64

Earnings (loss) per diluted common share:
Income from continuing operations	$0.02	$1.26	$2.45
Net gain (loss) from discontinued operations(2)	(0.04)	(0.03)	0.18

Earnings (loss) per diluted common share(3)	$(0.02)	$1.23	$2.63

Regional net revenues:
Americas	$20,200	$22,306	$21,452
Europe, Middle East and Africa	3,078	6,619	5,458
Asia	2,834	3,311	4,320

Net revenues	$26,112	$32,236	$31,230

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	2012	2011	2010
Average common equity (dollars in billions):
Institutional Securities	$29.0	$32.7	$17.7
Global Wealth Management Group	13.3	13.2	6.8
Asset Management	2.4	2.6	2.1
Parent capital	16.1	5.9	15.5

Total from continuing operations	60.8	54.4	42.1

Discontinued operations	—	—	0.3

Consolidated average common equity	$60.8	$54.4	$42.4

Return on average common equity(4):
Institutional Securities	N/M	5%	19%
Global Wealth Management Group	6%	3%	7%
Asset Management	5%	N/M	8%
Consolidated	N/M	4%	9%
Book value per common share(5)	$30.70	$31.42	$31.49
Tangible common equity(6)	$53,014	$53,850	$40,667
Return on average tangible common equity(7)	0.1%	4.5%	10.2%
Tangible book value per common share(8)	$26.86	$27.95	$26.90
Effective income tax rate from continuing operations(9)	(46.4)%	23.1%	12.0%
Worldwide employees at December 31, 2012, 2011 and 2010	57,061	61,546	62,156
Global liquidity reserve held by the bank and non-bank legal entities at December 31, 2012, 2011 and 2010 (dollars in billions)(10)	$182	$182	$171
Average global liquidity reserve (dollars in billions)(10):
Bank legal entities	$63	$64	$63
Non-bank legal entities	113	113	96

Total global liquidity reserve	$176	$177	$159

Long-term borrowings at December 31, 2012, 2011 and 2010	$169,571	$184,234	$192,457
Maturities of long-term borrowings at December 31, 2012, 2011 and 2010 (next 12 months)	$25,303	$35,082	$26,911
Capital ratios at December 31, 2012, 2011 and 2010(11):
Total capital ratio	18.5%	17.5%	16.0%
Tier 1 common capital ratio	14.6%	12.6%	10.2%
Tier 1 capital ratio	17.7%	16.2%	15.5%
Tier 1 leverage ratio	7.1%	6.6%	6.6%
Consolidated assets under management or supervision at December 31, 2012, 2011, 2010 (dollars in billions)(12):
Asset Management(13)	$338	$287	$272
Global Wealth Management Group(14)	563	482	466

Total	$901	$769	$738

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	2012	2011	2010
Institutional Securities:
Pre-tax profit margin(15)	N/M	27%	27%
Global Wealth Management Group:
Global representatives at December 2012, 2011 and 2010(14)	16,780	17,512	18,333
Annualized revenues per global representative (dollars in thousands)(14)(16)	$793	$741	$683
Assets by client segment at December 31, 2012, 2011 and 2010 (dollars in billions)(14):
$10 million or more	$584	$508	$520
$1 million to $10 million	724	704	702

Subtotal $1 million or more	1,308	1,212	1,222

$100,000 to $1 million	422	383	394
Less than $100,000	46	42	41

Total client assets	$1,776	$1,637	$1,657

Fee-based client assets as a percentage of total client assets(14)(17)	32%	30%	28%
Client assets per global representative(14)(18)	$106	$93	$90
Global fee-based client asset flows (dollars in billions)(14)(19)	$24.0	$41.6	$31.9
Bank deposits at December 31, 2012, 2011 and 2010 (dollars in billions)(20)	$131	$111	$113
Global retail locations at December 2012, 2011 and 2010(14)	712	753	840
Pre-tax profit margin(15)	12%	9%	9%
Asset Management:
Pre-tax profit margin(15)	27%	13%	27%
Selected Management Financial Measures—Non-GAAP(21):
Net revenues, excluding DVA(22)—Non-GAAP	$30,514	$28,555	$32,103
Income from continuing operations applicable to Morgan Stanley, excluding DVA(22)—Non-GAAP	$3,253	$1,886	$5,003
Income (loss) per diluted common share from continuing operations, excluding DVA(22)—Non-GAAP	$1.64	$(0.08)	$2.75

N/M—Not Meaningful.

(1)	See Notes 2 and 3 to the consolidated financial statements for information on redeemable and nonredeemable noncontrolling interests.
(2)	See Notes 1 and 25 to the consolidated financial statements for information on discontinued operations.
(3)	For the calculation of basic and diluted earnings per share (“EPS”), see Note 16 to the consolidated financial statements.
(4)	The calculation of each business segment’s return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of each business segment’s average common equity. The return on average common equity is a non-generally accepted accounting principle (“non-GAAP”) financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance. The computation of average common equity for each business segment is determined using the Company’s Required Capital framework (“Required Capital Framework”), an internal capital adequacy measure (see “Liquidity and Capital Resources—Regulatory Requirements—Required Capital” herein). The effective tax rates used in the computation of business segment return on average common equity were determined on a separate legal entity basis.
(5)	Book value per common share equals common shareholders’ equity of $60,601 million at December 31, 2012, $60,541 million at December 31, 2011 and $47,614 million at December 31, 2010 divided by common shares outstanding of 1,974 million at December 31, 2012, 1,927 million at December 30, 2011 and 1,512 million at December 31, 2010. Book value per common share in 2011 was reduced by approximately $2.61 per share as a result of the MUFG stock conversion (see “Significant Items—MUFG Stock Conversion” herein). Book value per common share in 2010 included a benefit of approximately $1.40 per share due to the issuance of 116 million shares of common stock in 2010 corresponding to the mandatory redemption of the junior subordinated debentures underlying $5.6 billion of equity units (see “Other Matters—Redemption of CIC Equity Units and Issuance of Common Stock” herein).

(6)	Tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. For a discussion of tangible common equity, see “Liquidity and Capital Resources—The Balance Sheet” herein.
(7)	Return on average tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. The calculation of return on average tangible common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average tangible common equity.
(8)	Tangible book value per common share is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. Tangible book value per common share equals tangible common equity divided by period-end common shares outstanding.
(9)	For a discussion of the effective income tax rate, see “Overview of 2012 Financial Results” and “Significant Items—Income Tax Items” herein.
(10)	For a discussion of Global Liquidity Reserve and average liquidity, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” herein.
(11)	The Company’s December 31, 2011 Tier 1 common capital ratio, Tier 1 capital ratio and Total capital ratio were each reduced by approximately 30 basis points and Tier 1 leverage ratio was reduced by approximately 20 basis points due to an approximate $1.2 billion deferred tax asset disallowance adjustment, which resulted in a reduction to the Company’s Tier 1 common capital, Tier 1 capital, Total capital, risk-weighted assets (“RWAs”) and adjusted average assets by such amount.
(12)	Revenues and expenses associated with these assets are included in the Company’s Global Wealth Management Group and Asset Management business segments.
(13)	Amounts exclude the Asset Management business segment’s proportionate share of assets managed by entities in which it owns a minority stake.
(14)	Prior-period amounts have been recast to exclude Quilter & Co. Ltd. (“Quilter”). See Notes 1 and 25 to the consolidated financial statements for information on discontinued operations.
(15)	Pre-tax profit margin is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess operating performance. Percentages represent income from continuing operations before income taxes as a percentage of net revenues.
(16)	Annualized revenues per global representative equal Global Wealth Management Group business segment’s annualized revenues divided by average global representative headcount.
(17)	Fee-based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
(18)	Client assets per global representative equal total period-end client assets divided by period-end global representative headcount.
(19)	Global fee-based client asset flows represent the net asset flows, excluding interest and dividends, in client accounts where the basis of payment for services is a fee calculated on those assets.
(20)	Approximately $72 billion, $56 billion and $55 billion of the bank deposit balances at December 31, 2012, 2011 and 2010, respectively, are held at Company-affiliated depositories with the remainder held at Citigroup, Inc. (“Citi”) affiliated depositories. These deposit balances are held at certain of the Company’s Federal Deposit Insurance Corporation (the “FDIC”) insured depository institutions for the benefit of the Company’s clients through their accounts. For additional information regarding the Company’s deposits, see Note 10 to the consolidated financial statements and “Liquidity and Capital Resources—Funding Management—Deposits” herein.
(21)	From time to time, the Company may disclose certain “non-GAAP financial measures” in the course of its earnings releases, earnings conference calls, financial presentations and otherwise. For these purposes, “GAAP” refers to generally accepted accounting principles in the United States. The Securities and Exchange Commission (“SEC”) defines a “non-GAAP financial measure” as a numerical measure of historical or future financial performance, financial positions, or cash flows that excludes or includes amounts or is subject to adjustments that effectively exclude, or include, amounts from the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures disclosed by the Company are provided as additional information to investors in order to provide them with further transparency about, or an alternative method for assessing, our financial condition and operating results. These measures are not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever the Company refers to a non-GAAP financial measure, the Company will also generally present the most directly comparable financial measure calculated and presented in accordance with GAAP, along with a reconciliation of the differences between the non-GAAP financial measure and the GAAP financial measure.

55

	2012	2011	2010
Reconciliation of Selected Management Financial Measures from a Non-GAAP to a GAAP Basis (dollars in millions, except per share amounts):
Net revenues
Net revenues—Non-GAAP	$30,514	$28,555	$32,103
Impact of DVA	(4,402)	3,681	(873)

Net revenues—GAAP	$26,112	$32,236	$31,230

Income from continuing operations applicable to Morgan Stanley
Income applicable to Morgan Stanley—Non-GAAP	$3,253	$1,886	$5,003
Impact of DVA	(3,118)	2,275	(534)

Income applicable to Morgan Stanley—GAAP	$135	$4,161	$4,469

Earnings (loss) per diluted common share
Income (loss) per diluted common share from continuing operations—Non-GAAP	$1.64	$(0.08)	$2.75
Impact of DVA	(1.62)	1.34	(0.30)

Income (loss) per diluted common share from continuing operations—GAAP	$0.02	$1.26	$2.45

Average diluted shares—Non-GAAP (in millions)	1,919	1,655	1,722
Impact of DVA (in millions)	—	20	(311)

Average diluted shares—GAAP (in millions)	1,919	1,675	1,411

(22)	Debt Valuation Adjustment (“DVA”) represents the change in the fair value of certain of the Company’s long-term and short-term borrowings resulting from the fluctuation in the Company’s credit spreads and other credit factors.

Global Market and Economic Conditions.

During 2012, global market and economic conditions improved modestly as European policymakers became more aggressive in combating the region’s debt crisis and central bankers around the globe took a number of actions to stimulate the economic recovery. Despite these improvements, global market and economic conditions in 2012 were challenged by concerns about the ongoing European sovereign debt crisis, the U.S. “fiscal cliff” (i.e., the combination of expiring tax cuts and spending cuts on or after January 1, 2013), the U.S. federal debt ceiling and its potential adverse impact on the U.S. economy, and slowing economic growth in emerging markets.

In the U.S., major equity market indices ended 2012 higher compared with the beginning of the year, primarily due to improved investor confidence. The U.S. economy continued its moderate growth pace in 2012, although the growth in economic activity paused in the fourth quarter as uncertainty about fiscal policy slowed business and government spending. Conditions in the labor market improved modestly as the unemployment rate decreased to 7.8% at December 31, 2012 from 8.5% at December 31, 2011. Housing market conditions continued to improve in 2012, but investments in commercial real estate projects remained challenged. Consumer spending and business investments improved during 2012, while consumer price inflation remained relatively low. Oil prices declined in 2012 driven by concerns about the global economy. The Federal Open Market Committee (“FOMC”) of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) kept key interest rates at historically low levels and, at December 31, 2012, the federal funds target rate was between zero and 0.25%, and the discount rate was 0.75%. The FOMC announced in December of 2012 that key interest rates will likely remain at historically low levels until the unemployment rate falls to 6.5% or lower, as long as inflation forecasts remain near a 2% target. To lower long-term interest rates and to support economic growth, during 2012 the FOMC continued to purchase U.S. Treasury securities with maturities between six and 30 years and sell an equal amount of U.S. Treasury securities with maturities of three years or less. In September of 2012, the FOMC launched a new program to buy additional agency mortgage-backed securities every month until the job market improves. Although the U.S. President signed into law a bill on January 2, 2013 to ameliorate the “fiscal cliff” crisis, the U.S. economy continued to be challenged by the need to raise the U.S. federal debt ceiling and reduce government spending.

In Europe, major equity market indices ended 2012 higher compared with the beginning of the year, primarily due to investors’ optimism about Europe’s progress in addressing its sovereign debt crisis, especially in Greece, Ireland, Italy, Portugal and Spain (the “European Peripherals”), and the sovereign debt exposures in the European banking system. In euro-area, gross domestic product declined in 2012 and the unemployment rate increased to 11.7% at December 31, 2012 from 10.6% at December 31, 2011. At December 31, 2012, the European Central Bank’s (“ECB”) benchmark interest rate was 0.75%. The Bank of England’s (“BOE”) benchmark interest rate was 0.5% and was unchanged from a year ago. To inject further monetary stimulus into the economy in the United Kingdom (“U.K.”), the BOE increased the size of its quantitative easing program on two separate occasions in 2012. In 2012, the ECB conducted its second three-year refinancing operation and widened the pool of eligible collateral for refinancing operations to ease funding conditions for euro-area banks. In addition, European Union leaders agreed on a new bailout and debt-restructuring agreement designed to reduce Greece’s debt and reached another agreement to ease the recapitalization of struggling European banks. In September 2012, the ECB outlined the details of a plan to buy euro-area government bonds and reiterated its pledge to preserve the euro. In December 2012, European Union finance ministers reached an agreement to bring many of the continent’s banks under a single supervisor. Despite these actions, several major rating agencies downgraded the credit ratings for some euro-zone countries, and some European Union member countries, such as Italy and Spain, entered into a technical recession (two consecutive quarters of negative change in gross domestic product) in 2012.

In Asia, major equity market indices ended 2012 higher compared with the beginning of the year. Japan’s economy entered into a technical recession in 2012. To revive its economy and overcome deflation, the Bank of Japan increased the size of its quantitative easing program four times during 2012, and the Japanese government approved a $116 billion economic stimulus package in January of 2013. Japan’s benchmark interest rate remained within a range of zero to 0.1% in 2012. China’s economic growth decelerated in 2012 as import and export growth slowed after global economic turmoil impacted consumption. To stimulate the Chinese economy, the People’s Bank of China cut its bank reserve requirement by 0.5% on two separate occasions in 2012 and lowered its one-year benchmark lending rate by 0.25% to 6.31% and 0.31% to 6.00% in June and July of 2012, respectively.

Overview of 2012 Financial Results.

Consolidated Results.    The Company recorded net income applicable to Morgan Stanley of $68 million on net revenues of $26,112 million in 2012 compared with net income applicable to Morgan Stanley of $4,110 million on net revenues of $32,236 million in 2011.

Net revenues in 2012 included negative revenues of $4,402 million due to the impact of DVA compared with positive revenues of $3,681 million in 2011. Results for 2011 also included the comprehensive settlement with MBIA Insurance Corporation (“MBIA”), which resulted in a pre-tax loss of approximately $1.7 billion. See “Executive Summary—Significant Items—Monoline Insurers” herein. Non-interest expenses decreased 2% to $25,597 million in 2012 compared with $26,137 million in 2011. Compensation expenses decreased 4% to $15,622 million in 2012 compared with $16,333 million in 2011. Non-compensation expenses increased 2% to $9,975 million in 2012, primarily due to increased litigation costs reported in the Institutional Securities business segment and non-recurring expenses primarily associated with the Morgan Stanley Wealth Management integration.

Diluted EPS and diluted EPS from continuing operations were $(0.02) and $0.02 in 2012, respectively, compared with $1.23 and $1.26, respectively, in 2011. The earnings per share calculation for 2011 included a negative adjustment of approximately $1.7 billion, or $0.98 per diluted share (calculated using 1.79 billion diluted average shares outstanding under the if-converted method), related to the conversion of MUFG’s outstanding Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (“Series B Preferred Stock”) into the Company’s common stock. See “Executive Summary—Significant Items—MUFG Stock Conversion” herein.

Excluding the impact of DVA, net revenues were $30,514 million and diluted EPS from continuing operations were $1.64 per share in 2012, compared with $28,555 million and $(0.08) per share, respectively, in 2011.

The Company’s effective tax rate from continuing operations was a benefit of 46.4% for 2012. The effective tax rate included an aggregate net tax benefit of $142 million consisting of a discrete benefit and an out-of-period tax provision. Excluding this net tax benefit, the effective tax rate from continuing operations in 2012 would have been a benefit of 18.8%. The effective tax rate is reflective of the tax benefits associated with DVA losses in 2012.

The results of Quilter, the Company’s retail wealth management business in the U.K. (reported in the Global Wealth Management Group business segment) and Saxon, a provider of servicing and subservicing of residential mortgage loans (reported in the Institutional Securities business segment), are presented as discontinued operations for all periods presented. During 2012, the Company completed the sale of Quilter, resulting in a pre-tax gain of $108 million. In addition, the sale of Saxon’s assets was substantially completed in the second quarter of 2012. Discontinued operations in 2012 also include a provision of approximately $115 million related to a settlement with the Federal Reserve concerning the independent foreclosure review related to Saxon. Discontinued operations were a gain (loss) of $(43) million, $(160) million and $610 million in 2012, 2011 and 2010, respectively.

Institutional Securities.    Loss from continuing operations before taxes was $1,671 million in 2012 compared with income from continuing operations before taxes of $4,591 million in 2011. Net revenues for 2012 were $10,553 million compared with $17,175 million in 2011. The results in 2012 included negative revenues of

$4,402 million due to the impact of DVA compared with positive revenues of $3,681 million in 2011. Investment banking revenues for 2012 decreased 7% to $3,929 million from 2011, reflecting lower revenues from advisory and equity underwriting transactions, partially offset by higher revenues from fixed income underwriting transactions. The following sales and trading net revenues results exclude the impact of DVA. The presentation of net revenues excluding the impact of DVA is a non-GAAP financial measure that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance. See “Business Segments—Institutional Securities—Sales and Trading Net Revenues” for more information. Equity sales and trading net revenues, excluding the impact of DVA, of $5,477 million decreased 11% from 2011, reflecting lower revenues in the cash business as a result of lower volumes. Excluding the impact of DVA, fixed income and commodities sales and trading net revenues were $5,630 million in 2012, an increase of 27% from 2011, primarily reflecting higher results in interest rate, foreign exchange and credit products, including higher levels of client activity in securitized products and the impact of the MBIA settlement in 2011. Other sales and trading net losses were $495 million in 2012 compared with net losses of $1,327 million in 2011. Results primarily consisted of certain activities associated with the Company’s lending activities, gains (losses) on economic hedges related to the Company’s long-term debt, costs related to the amount of liquidity held (“negative carry”) and revenues related to hedge accounting on certain derivative contracts. Other revenues of $195 million were recognized in 2012 compared with other losses of $241 million in 2011. Results for 2012 included income of $152 million, arising from the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) (see “Significant Items—Japanese Securities Joint Venture” herein), compared with a pre-tax loss of $783 million in 2011. Non-interest expenses decreased 3% to $12,224 million in 2012. Compensation and benefits expenses in 2012 were $6,653 million compared with $7,199 million in 2011. Non-compensation expenses were $5,571 million compared with $5,385 million in 2011.

Global Wealth Management Group.    Income from continuing operations before taxes was $1,600 million in 2012 compared with $1,255 million in 2011. Net revenues were $13,516 million in 2012 compared with $13,289 million in 2011. Transactional revenues, consisting of Commissions and fees, Principal transactions—Trading and Investment banking decreased 7% to $4,290 million from 2011. Principal transactions—Trading revenues increased 7% to $1,193 million in 2012 from 2011, primarily due to gains related to investments associated with certain employee deferred compensation plans and higher revenues from structured notes and corporate bonds transactions, partially offset by lower revenues from municipal securities, corporate equity securities, government securities and foreign exchange transactions. Commissions and fees revenues decreased 17% to $2,261 million in 2012 from 2011, primarily due to lower client activity. Investment banking revenues increased 11% to $836 million in 2012 from 2011, primarily due to higher revenues from closed-end funds and higher fixed income underwriting. Asset management, distribution and administration fees increased 7% to $7,288 million in 2012 from 2011, primarily due to higher fee-based revenues, and higher revenues from annuities and the bank deposit program held at Citi depositories. Net interest increased 9% to $1,612 million in 2012 from 2011, primarily resulting from higher revenues from the bank deposit program, interest on the available for sale portfolio and secured financing activities. Non-interest expenses decreased 1% to $11,916 million in 2012 from 2011, primarily reflecting a decrease in compensation expenses, partially offset by non-recurring expenses, primarily associated with the Morgan Stanley Wealth Management integration. Total client asset balances were $1,776 billion at December 31, 2012 and client assets in fee-based accounts were $573 billion, or 32% of total client assets. Global fee-based client asset flows for 2012 were $24.0 billion compared with $41.6 billion in 2011.

Asset Management.    Income from continuing operations before taxes was $590 million in 2012 compared with $253 million in 2011. Net revenues were $2,219 million in 2012 compared with $1,887 million in 2011. The increase in net revenues included net investment gains in the Company’s Merchant Banking, Traditional Asset Management and Real Estate Investing businesses, as well as net investment gains associated with certain consolidated real estate funds sponsored by the Company. Non-interest expenses were $1,629 million in 2012 compared with $1,634 million in 2011. Compensation and benefits expenses decreased 1% to $841 million in 2012.

Significant Items.

Wealth Management JV.    On September 17, 2012, the Company completed the purchase from Citi of an additional 14% stake in the Wealth Management JV for $1.89 billion. On September 25, 2012, the Company announced that its U.S. Wealth Management business was rebranded to Morgan Stanley Wealth Management. The Company incurred $173 million of non-recurring costs associated with the Morgan Stanley Wealth Management integration and the additional 14% purchase of the Wealth Management JV in 2012. See Note 3 to the consolidated financial statements for further information.

Litigation costs.    During 2012, the Company incurred increased litigation expenses of approximately $280 million within the Institutional Securities business segment, which is included in Other non-interest expenses in the consolidated statement of income.

Severance costs.    During 2012 and 2011, the Company incurred severance costs of approximately $350 million and $195 million, respectively, which is included in Compensation and benefits expenses in the consolidated statement of income.

Corporate Lending.    The Company recorded the following amounts primarily associated with loans and lending commitments within the Institutional Securities business segment (see “Business Segments—Institutional Securities” herein):

	2012	2011	2010
	(dollars in millions)
Other sales and trading:
Gains (losses) on loans and lending commitments	$1,650	$(699)	$327
Gains (losses) on hedges	(910)	68	(669)

Total Other sales and trading revenues	$740	$(631)	$(342)

Other revenues:
Provision for loan losses(1)	$(85)	$(6)	$—
Losses on loans held for sale	(54)	—	—

Total Other revenues	$(139)	$(6)	$—

Other expenses: Provision for unfunded commitments(1)	(71)	(18)	—

Total	$530	$(655)	$(342)

(1)	The increases for 2012 were primarily driven by enhancements to the estimate for the inherent losses for and growth in the Company’s held for investment portfolio.

Japanese Securities Joint Venture.    During 2012, 2011 and 2010, the Company recorded income (loss) of $152 million, $(783) million and $(62) million, respectively, within Other revenues in the consolidated statements of income, arising from the Company’s 40% stake in MUMSS (see Note 24 to the consolidated financial statements). See “Other Matters—Japanese Securities Joint Venture” herein for further information.

Income Tax Items.    In 2012, the Company recognized an aggregate net tax benefit of $142 million. This included a discrete benefit of approximately $299 million related to the remeasurement of reserves and related interest associated with either the expiration of the applicable statute of limitations or new information regarding the status of certain Internal Revenue Service examinations. The Company also recognized an aggregate out-of-period net tax provision of approximately $157 million, to adjust the overstatement of deferred tax assets associated with partnership investments, principally in the Company’s Asset Management business segment and repatriated earnings of foreign subsidiaries recorded in prior years. Subsequent to the release of the Company’s fourth quarter earnings on January 18, 2013, additional adjustments to deferred tax accounts primarily associated with partnership investments were identified that aggregate a net tax benefit of $87 million, of which $69 million was considered to be out-of-period. Accordingly, the $226 million out-of-period net tax provision for 2012 originally disclosed in the Company’s earnings release while a comprehensive review of the Company’s deferred tax accounts continued, has been adjusted to $157 million as reflected above. The Company completed the comprehensive review of its deferred tax accounts in February 2013. The Company has evaluated the effects of the understatement of the income tax provision both qualitatively and quantitatively and concluded that it did not have a material impact on any prior annual or quarterly consolidated financial statements.

In 2011, the Company recognized a discrete tax benefit of $447 million from the remeasurement of a deferred tax asset and the reversal of a related valuation allowance. The deferred tax asset and valuation allowance were recognized in income from discontinued operations in 2010 in connection with the recognition of a $1.2 billion loss due to writedowns and related costs following the Company’s commitment to a plan to dispose of Revel Entertainment Group, LLC (“Revel”). The Company recorded the valuation allowance because the Company did not believe it was more likely than not that it would have sufficient future net capital gain to realize the benefit of the expected capital loss to be recognized upon the disposal of Revel. During the quarter ended March 31, 2011, the disposal of Revel was restructured as a tax-free like kind exchange and the disposal was completed. The restructured transaction changed the character of the future taxable loss to ordinary. The Company reversed the valuation allowance because the Company believes it is more likely than not that it will have sufficient future ordinary taxable income to recognize the recorded deferred tax asset. In accordance with the applicable accounting literature, this reversal of a previously established valuation allowance due to a change in circumstances was recognized in income from continuing operations during the quarter ended March 31, 2011. Additionally, in 2011 the Company recognized a discrete tax benefit of $137 million related to the reversal of U.S. deferred tax liabilities associated with prior years’ undistributed earnings of certain non-U.S. subsidiaries that were determined to be indefinitely reinvested abroad and a discrete tax cost of $100 million related to the remeasurement of Japan deferred tax assets as a result of a decrease in the local statutory income tax rates starting in 2012.

U.K. Matters.    In July 2011, the U.K. government enacted legislation imposing a bank levy on relevant liabilities and equities at December 31, 2011 on the consolidated balance sheets of banks and banking groups operating in the U.K. The Company accrued a levy charge of approximately $14 million and $59 million for 2012 and 2011, respectively. The levy was not deductible for U.K. corporation tax purposes. During 2010, the Company recognized a charge of approximately $272 million in Compensation and benefits expense relating to the U.K. government’s payroll tax on discretionary above-base compensation.

Monoline Insurers.    The results for 2011 included losses of $1,838 million related to the Company’s counterparty credit exposures to Monoline Insurers (“Monolines”), principally MBIA, compared with losses of $865 million in 2010.

During 2011, the Company announced a comprehensive settlement with MBIA. The settlement terminated outstanding credit default swap (“CDS”) protection purchased from MBIA on commercial mortgage-backed securities (“CMBS”) and resolved pending litigation between the two parties for consideration of a net cash payment to the Company. The loss on the settlement, which was recorded as a reduction to fixed income and commodities revenue, approximated $1.7 billion. The settlement had the effect of significantly reducing RWAs under the Basel Committee’s proposed Basel III framework, thereby increasing the pro forma Tier 1 common ratio under Basel III, a non-GAAP financial measure, by approximately 75 basis points by December 31, 2012 (see “Liquidity and Capital Resources—Regulatory Requirements” herein). Under current Basel I standards, the Tier 1 common ratio was reduced by approximately 20 basis points.

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

European Peripheral Countries.    On December 22, 2011, the Company entered into agreements to restructure     certain derivative transactions that decreased its exposure to the European Peripherals. As a result, the Company’s results included interest rate product revenues of approximately $600 million related primarily to the release of credit valuation adjustments associated with the transactions, reported within Principal transactions—Trading in the consolidated statement of income.

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

OIS Fair Value Measurement.    In the fourth quarter of 2010, the Company began using the overnight indexed swap (“OIS”) curve as an input to value its collateralized interest rate derivative contracts. At December 31, 2011 and December 31, 2012, substantially all of the Company’s collateralized derivative contracts were valued using the OIS curve. The Company recognized a pre-tax gain of approximately $176 million in the fourth quarter of 2010 in Principal transactions—Trading upon the initial application of the OIS curve. During the fourth quarter of 2011, the Company recognized a pre-tax loss of approximately $108 million in Principal transactions—Trading upon application of the OIS curve to certain additional fixed income products within the Institutional Securities business segment. Previously, the Company discounted these contracts based on the London Interbank Offered Rate (“LIBOR”).

Goodwill and Intangibles.    Impairment charges related to goodwill and intangible assets were $201 million in 2010. These impairment charges included $193 million related to FrontPoint Partners LLC (“FrontPoint”). See “Business Segments–Asset Management” for further information.

Mortgage-Related Trading.    The Company recorded mortgage-related trading gains primarily related to commercial mortgage-backed securities, U.S. subprime mortgage proprietary trading exposures and non-subprime residential mortgages of $1.2 billion in 2010.

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

Gain on Sale of Retail Asset Management.    On June 1, 2010, the Company completed the sale of substantially all     of its retail asset management business (“Retail Asset Management”), including Van Kampen Investments, Inc. (“Van Kampen”), to Invesco Ltd. (“Invesco”). The Company received $800 million in cash and approximately 30.9 million shares of Invesco stock upon sale, resulting in a cumulative after-tax gain of $718 million, of which $8 million, $28 million and $570 million were recorded in 2012, 2011 and 2010, respectively. The remaining gain, representing tax basis benefits, was recorded in the quarter ended December 31, 2009. The results of Retail Asset Management are reported as discontinued operations within the Asset Management business segment for all periods presented through the date of sale. The Company recorded the 30.9 million shares as securities available for sale and subsequently sold the shares in the fourth quarter of 2010, resulting in a realized gain of approximately $102 million reported within Other revenues in the consolidated statement of income for 2010.

Sale of Stake in CICC.    In December 2010, the Company completed the sale of its 34.3% stake in China International Capital Corporation (“CICC”) for a pre-tax gain of approximately $668 million, which is included within Other revenues in the consolidated statements of income for 2010. See Note 24 to the consolidated financial statements.

Business Segments.

Substantially all of the Company’s operating revenues and operating expenses are allocated to its business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective net revenues, non-interest expenses or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the Company’s consolidated results. Intersegment Eliminations also reflect the effect of fees paid by the Institutional Securities business segment to the Global Wealth Management Group business segment related to the bank deposit program. Losses from continuing operations before income taxes recorded in Intersegment Eliminations were $4 million and $15 million in 2012 and 2010, respectively. The Company did not recognize any Intersegment Eliminations gains or losses in 2011.

Net Revenues.

Principal Transactions—Trading.    Principal transactions—Trading revenues include revenues from customers’ purchases and sales of financial instruments in which the Company acts as a market maker and gains and losses on the Company’s related positions. Principal transactions—Trading revenues include the realized gains and losses from sales of cash instruments and derivative settlements, unrealized gains and losses from ongoing fair value changes of the Company’s positions related to market-making activities, and gains and losses related to investments associated with certain employee deferred compensation plans. In many markets, the realized and unrealized gains and losses from the purchase and sale transactions will include any spreads between bids and offers. Certain fees received on loans carried at fair value and dividends from equity securities are also recorded in this line item since they relate to market-making positions. Commissions received for purchasing and selling listed equity securities and options are recorded separately in the Commissions and fees line item. Other cash and derivative instruments typically do not have fees associated with them, and fees for related services would be recorded in Commissions and fees.

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

Principal Transactions—Investments.    The Company’s investments generally are held for long-term appreciation and generally are subject to significant sales restrictions. Estimates of the fair value of the investments may involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions. In some cases, such investments are required or are a necessary part of offering other products. The revenues recorded are the result of realized gains and losses from sales and unrealized gains and losses from ongoing fair value changes of the Company’s holdings as well as from investments associated with certain employee deferred compensation plans

(as mentioned in the paragraph above). Typically, there are no fee revenues from these investments. The sales restrictions on the investments relate primarily to redemption and withdrawal restrictions on investments in real estate funds, hedge funds and private equity funds, which include investments made in connection with certain employee deferred compensation plans (see Note 4 to the consolidated financial statements). Restrictions on interests in exchanges and clearinghouses generally include a requirement to hold those interests for the period of time that the Company is clearing trades on that exchange or clearinghouse. Additionally, there are certain principal investments related to assets held by consolidated real estate funds, which are primarily related to holders of noncontrolling interests.

Commissions and Fees.    Commission and fee revenues primarily arise from agency transactions in listed and over-the-counter (“OTC”) equity securities, services related to sales and trading activities, and sales of mutual funds, futures, insurance products and options.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees include fees associated with the management and supervision of assets, account services and administration, performance-based fees relating to certain funds, separately managed accounts, shareholder servicing and the distribution of certain open-ended mutual funds.

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

Market Making.

As a market maker, the Company stands ready to buy, sell or otherwise transact with customers under a variety of market conditions and provide firm or indicative prices in response to customer requests. The Company’s liquidity obligations can be explicit and obligatory in some cases, and in others, customers expect the Company to be willing to transact with them. In order to most effectively fulfill its market-making function, the Company engages in activities, across all of its trading businesses, that include, but are not limited to: (i) taking positions in anticipation of, and in response to, customer demand to buy or sell and—depending on the liquidity of the relevant market and the size of the position—holding those positions for a period of time; (ii) managing and assuming basis risk (risk associated with imperfect hedging) between customized customer risks and the standardized products available in the market to hedge those risks; (iii) building, maintaining and rebalancing inventory, through trades with other market participants, and engaging in accumulation activities to accommodate anticipated customer demand; (iv) trading in the market to remain current on pricing and trends; and (v) engaging in other activities to provide efficiency and liquidity for markets. Interest income and expense are also impacted by market-making activities as debt securities held by the Company earn interest and securities are loaned, borrowed, sold with agreement to repurchase and purchased with agreement to resell.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	2012	2011	2010
	(dollars in millions)
Revenues:
Investment banking	$3,929	$4,228	$4,295
Principal transactions:
Trading	5,853	11,294	8,142
Investments	219	239	809
Commissions and fees	1,999	2,611	2,274
Asset management, distribution and administration fees	144	124	104
Other	195	(241)	731

Total non-interest revenues	12,339	18,255	16,355

Interest income	4,128	5,740	5,910
Interest expense	5,914	6,820	6,136

Net interest	(1,786)	(1,080)	(226)

Net revenues	10,553	17,175	16,129

Compensation and benefits	6,653	7,199	6,966
Non-compensation expenses	5,571	5,385	4,798

Total non-interest expenses	12,224	12,584	11,764

Income (loss) from continuing operations before income taxes	(1,671)	4,591	4,365
Provision for (benefit from) income taxes	(1,065)	879	313

Income (loss) from continuing operations	(606)	3,712	4,052

Discontinued operations:
Income (loss) from discontinued operations	(154)	(205)	(1,203)
Provision for (benefit from) income taxes	(35)	(106)	13

Net gains (losses) on discontinued operations	(119)	(99)	(1,216)

Net income (loss)	(725)	3,613	2,836

Net income applicable to nonredeemable noncontrolling interests	194	244	290

Net income (loss) applicable to Morgan Stanley	$(919)	$3,369	$2,546

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations	$(796)	$3,468	$3,762
Net gains (losses) from discontinued operations	(123)	(99)	(1,216)

Net income (loss) applicable to Morgan Stanley	$(919)	$3,369	$2,546

Supplemental Financial Information.

Investment Banking.    Investment banking revenues are composed of fees from advisory services and revenues from the underwriting of securities offerings and syndication of loans, net of syndication expenses.

Investment banking revenues were as follows:

	2012	2011	2010
	(dollars in millions)
Advisory revenues	$1,369	$1,737	$1,470
Underwriting revenues:
Equity underwriting revenues	891	1,132	1,454
Fixed income underwriting revenues	1,669	1,359	1,371

Total underwriting revenues	2,560	2,491	2,825

Total investment banking revenues	$3,929	$4,228	$4,295

The following table presents the Company’s volumes of announced and completed mergers and acquisitions, equity and equity-related offerings, and fixed income offerings:

	2012(1)	2011(1)	2010(1)
	(dollars in billions)
Announced mergers and acquisitions(2)	$473	$508	$535
Completed mergers and acquisitions(2)	388	652	356
Equity and equity-related offerings(3)	52	47	80
Fixed income offerings(4)	264	204	225

(1)	Source: Thomson Reuters, data at January 16, 2013. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.
(2)	Amounts include transactions of $100 million or more. Announced mergers and acquisitions exclude terminated transactions.
(3)	Amounts include Rule 144A and public common stock, convertible and rights offerings.
(4)	Amounts include non-convertible preferred stock, mortgage-backed and asset-backed securities and taxable municipal debt. Amounts also include publicly registered and Rule 144A issues. Amounts exclude leveraged loans and self-led issuances.

Sales and Trading Net Revenues.

Sales and trading net revenues are composed of Principal transactions—Trading revenues; Commissions and fees; Asset management, distribution and administration fees; and Net interest revenues (expenses). See “Business Segments—Net Revenues” herein for further information about what is included in the above-referenced components of sales and trading revenues. In assessing the profitability of its sales and trading activities, the Company views these net revenues in the aggregate. In addition, decisions relating to principal transactions are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes, among other things, an assessment of the potential gain or loss associated with a transaction, including any associated commissions and fees, dividends, the interest income or expense associated with financing or hedging the Company’s positions, and other related expenses. See Note 12 to the consolidated financial statements for further information related to gains (losses) on derivative instruments.

Sales and trading net revenues were as follows:

	2012	2011(1)	2010(1)
	(dollars in millions)
Principal transactions—Trading	$5,853	$11,294	$8,142
Commissions and fees	1,999	2,611	2,274
Asset management, distribution and administration fees	144	124	104
Net interest	(1,786)	(1,080)	(226)

Total sales and trading net revenues	$6,210	$12,949	$10,294

(1)	All prior-year amounts have been reclassified to conform to the current year’s presentation. For further information, see Notes 1 and 25 to the consolidated financial statements.

Sales and trading net revenues by business were as follows:

	2012	2011(1)	2010(1)
	(dollars in millions)
Equity	$4,347	$6,770	$4,840
Fixed income and commodities	2,358	7,506	5,895
Other(2)	(495)	(1,327)	(441)

Total sales and trading net revenues	$6,210	$12,949	$10,294

(1)	All prior-year amounts have been reclassified to conform to the current year’s presentation. For further information, see Notes 1 and 25 to the consolidated financial statements.
(2)	Other sales and trading net revenues include net gains (losses) from certain loans and lending commitments and related hedges associated with the Company’s lending activities, net gains (losses) on economic hedges related to the Company’s long-term debt and net losses associated with costs related to negative carry.

The following sales and trading net revenues results exclude the impact of DVA (see footnote 1 in the following table). The reconciliation of sales and trading, including equity sales and trading and fixed income and commodities sales and trading net revenues, from a non-GAAP to a GAAP basis is as follows:

	2012	2011	2010
	(dollars in millions)
Total sales and trading net revenues—non-GAAP(1)	$10,612	$9,268	$11,118
Impact of DVA	(4,402)	3,681	(824)

Total sales and trading net revenues	$6,210	$12,949	$10,294

Equity sales and trading net revenues—non-GAAP(1)	$5,477	$6,151	$4,961
Impact of DVA	(1,130)	619	(121)

Equity sales and trading net revenues	$4,347	$6,770	$4,840

Fixed income and commodities sales and trading net revenues
—non-GAAP(1)	$5,630	$4,444	$6,598
Impact of DVA	(3,272)	3,062	(703)

Fixed income and commodities sales and trading net revenues	$2,358	$7,506	$5,895

(1)	Sales and trading net revenues, including fixed income and commodities and equity sales and trading net revenues that exclude the impact of DVA, are non-GAAP financial measures that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance.

2012 Compared with 2011.

Investment Banking.     Investment banking revenues in 2012 decreased 7% from 2011, reflecting lower revenues from advisory and equity underwriting transactions, partially offset by higher revenues from fixed income underwriting transactions. Advisory revenues from merger, acquisition and restructuring transactions were $1,369 million in 2012, a decrease of 21% from 2011, reflecting lower completed market volumes. Overall, underwriting revenues of $2,560 million increased 3% from 2011. Fixed income underwriting revenues were $1,669 million in 2012, an increase of 23% from 2011, reflecting increased bond issuance volumes. Equity underwriting revenues decreased 21% to $891 million in 2012, reflecting lower levels of market activity.

Sales and Trading Net Revenues.     Total sales and trading net revenues decreased to $6,210 million in 2012 from $12,949 million in 2011, reflecting lower revenues in fixed income and commodities sales and trading net revenues and equity sales and trading net revenues, partially offset by lower losses in other sales and trading net revenues.

Equity.    Equity sales and trading net revenues decreased 36% to $4,347 million in 2012 from 2011. The results in equity sales and trading net revenues included negative revenue in 2012 of $1,130 million due to the impact of DVA compared with positive revenue of $619 million in 2011 due to the impact of DVA. Equity sales and trading net revenues, excluding the impact of DVA, in 2012 decreased 11% from 2011, reflecting lower revenues in the cash business, as a result of lower volumes.

In 2012, equity sales and trading net revenues also reflected gains of $68 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ CDS spreads and other credit factors compared with losses of $38 million in 2011 due to the widening of such spreads and other credit factors. The Company also recorded losses of $243 million in 2012 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s CDS spreads and other credit factors compared with gains of $182 million in 2011 due to the widening of such spreads and other credit factors. The gains and losses on CDS spreads and other credit factors include gains and losses on related hedging instruments.

Fixed Income and Commodities.    Fixed income and commodities sales and trading net revenues were $2,358 million in 2012 compared with net revenues of $7,506 million in 2011. Results in 2012 included negative revenue of $3,272 million due to the impact of DVA, compared with positive revenue of $3,062 million in 2011 due to the impact of DVA. Fixed income net revenues, excluding the impact of DVA, in 2012 increased 34% over 2011, reflecting higher results in interest rate, foreign exchange and credit products, including higher levels of client activity in securitized products, with results in 2011 being negatively impacted by losses of $1,838 million from Monolines, including a loss approximating $1.7 billion in the fourth quarter of 2011 from the Company’s comprehensive settlement with MBIA (see “Executive Summary—Significant Items—Monoline Insurers” herein for further information). The results in 2011 also included interest rate product revenues of approximately $600 million, primarily related to the release of credit valuation adjustments upon the restructuring of certain derivative transactions that decreased the Company’s exposure to the European Peripherals (see “Executive Summary—Significant Items—European Peripheral Countries” herein for further information). Commodity net revenues, excluding the impact of DVA, decreased 20% in 2012 due to a difficult market environment. Results in the fourth quarter of 2011 included a loss of approximately $108 million upon application of the OIS curve to certain fixed income products (see “Executive Summary—Significant Items—OIS Fair Value Measurement” herein and Note 4 to the consolidated financial statements).

In 2012, fixed income and commodities sales and trading net revenues reflected net losses of $128 million related to changes in the fair value of net derivative contracts attributable to the widening of counterparties’ CDS spreads and other credit factors compared with losses of $1,249 million, including Monolines, in 2011. The Company also recorded losses of $482 million in 2012 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s CDS spreads and other credit factors compared with gains of $746 million in 2011 due to the widening of such spreads and other credit factors. The gains and losses on CDS spreads and other factors include gains and losses on related hedging instruments.

Other.    In addition to the equity and fixed income and commodities sales and trading net revenues discussed above, sales and trading net revenues included other trading revenues, consisting of certain activities associated with the Company’s lending activities, gains (losses) on economic hedges related to the Company’s long-term debt, costs related to negative carry and revenues related to hedge accounting on certain derivative contracts. The fair value measurement of loans and lending commitments takes into account fee income that is considered an attribute of the contract. The valuation of these commitments could change in future periods depending on, among other things, the extent that they are renegotiated or repriced or if the associated acquisition transaction does not occur. During 2011, in accordance with its risk management practices, the Company began accounting for certain new loans and lending commitments as held for investment. Mark-to-market valuations were not recorded for these loans and lending commitments, but they were evaluated for collectability and an allowance for credit losses was recorded. Effective April 1, 2012, the Company began accounting for all new corporate loans and lending commitments as either held for investment or held for sale. This corporate lending portfolio has grown, and the Company expects this trend to continue. See “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part II, Item 7A, herein.

Other sales and trading net losses were $495 million in 2012 compared with net losses of $1,327 million in 2011. The results in both years included losses related to negative carry. The 2012 results also included losses on economic hedges related to the Company’s long-term debt compared with gains in 2011. Results in 2012 were partially offset by net gains of $740 million associated with loans and lending commitments (mark-to-market valuations and realized gains of $1,650 million and losses on related hedges of $910 million). Results in 2011 included net losses of approximately $631 million associated with loans and lending commitments (mark-to-market valuations and realized losses of approximately $699 million and gains on related hedges of approximately $68 million). The results in 2012 also included net investment gains in the Company’s deferred compensation and co-investment plans compared with net losses in 2011.

Net Interest. Net interest expense increased to $1,786 million in 2012 from net interest expense of $1,080 million in 2011, primarily due to lower revenues from securities purchased under agreements to resell and securities borrowed transactions.

Principal Transactions—Investments.    See “Business Segments—Net Revenues” herein for further information on what is included in Principal transactions—Investments.

Principal transactions net investment gains of $219 million were recognized in 2012 compared with net investment gains of $239 million in 2011. The gains in 2012 and 2011 primarily included mark-to-market gains on principal investments in real estate funds and net gains from investments associated with the Company’s deferred compensation and co-investment plans.

Other.     Other revenues of $195 million were recognized in 2012 compared with other losses of $241 million in 2011. The results in 2012 included income of $152 million, arising from the Company’s 40% stake in MUMSS. The results in 2011 included pre-tax losses of $783 million arising from the Company’s 40% stake in MUMSS (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein). The gains in 2012 were partially offset by increases in the provision for loan losses. The results in both periods also included gains from the Company’s retirement of certain of its debt.

Non-interest Expenses.    Non-interest expenses decreased 3% in 2012. The decrease was due to lower compensation expenses, partially offset by higher non-compensation expenses. Compensation and benefits expenses decreased 8% in 2012, in part due to lower net revenues, excluding DVA and the comprehensive settlement with MBIA, and were partially offset by severance expenses related to reductions in force during the year. Non-compensation expenses increased 3% in 2012, compared with 2011. Brokerage, clearing and exchange expenses decreased 9% in 2012, primarily due to lower volumes of activity. Information processing and communications expense increased 6% in 2012, primarily due to ongoing investments in technology. Professional services expenses increased 22% in 2012, primarily due to higher legal and regulatory costs and consulting expenses. Other expenses increased 5% in 2012. The results in 2012 included increased litigation costs of approximately $280 million and a higher provision for unfunded loan commitments. The results in 2011 included the initial costs of $130 million associated with Morgan Stanley Huaxin Securities Company Limited (see “Executive Summary—Significant Items—Huaxin Securities Joint Venture” herein for further information). The results in 2011 also included a charge of $59 million due to the bank levy on relevant liabilities and equities on the consolidated balance sheets of “U.K. Banking Groups” at December 31, 2011 as defined under the bank levy legislation enacted by the U.K government in July 2011 (see “Executive Summary—Significant Items—U.K. Matters” herein for further information).

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

Sales and Trading Net Revenues.     Total sales and trading net revenues increased to $12,949 million in 2011 from $10,294 million in 2010, reflecting higher equity and fixed income and commodities sales and trading net revenues, partially offset by higher losses in other sales and trading net revenues.

Equity.    Equity sales and trading net revenues increased 40% to $6,770 million in 2011 from 2010, primarily due to higher revenues in the derivatives business, the Company’s electronic trading platform and prime brokerage. The increase in the derivatives business and the Company’s electronic trading platform primarily reflected higher levels of client activity. The increase in prime brokerage net revenues was primarily due to higher average client balances. The results in equity sales and trading net revenues also included positive revenue in 2011 of $619 million due to the impact of DVA compared with negative revenue of $121 million in 2010 due to the impact of DVA.

In 2011, equity sales and trading net revenues also reflected losses of $38 million related to changes in the fair value of net derivative contracts attributable to the widening of counterparties’ CDS spreads and other credit factors compared with gains of $20 million in 2010 due to the tightening of counterparties’ CDS spreads and other credit factors. The Company also recorded gains of $182 million in 2011 related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s CDS spreads and other credit factors compared with gains of $32 million in 2010. The gains and losses on CDS spreads and other factors include gains and losses on related hedging instruments.

Fixed Income and Commodities.    Fixed income and commodities sales and trading net revenues increased 27% to $7,506 million in 2011 from $5,895 million in 2010. Results in 2011 included positive revenue of $3,062 million due to the impact of DVA, compared with negative revenues of $703 million in 2010 due to the impact of DVA. Fixed income and commodities sales and trading net revenues, excluding the impact of DVA, in 2011 decreased 33% over 2010. Fixed income revenues, excluding DVA, in 2011 decreased 30% over 2010. Results in 2011 were negatively impacted by losses of $1,838 million from Monolines compared with losses of $865 million in 2010. On December 13, 2011, the Company announced a comprehensive settlement with MBIA. The loss on the settlement was approximately $1.7 billion in the fourth quarter of 2011 (see “Executive Summary—Significant Items—Monoline Insurers” herein for further information). The results in 2011 also reflected lower revenues in credit products due to the stressed credit environment and lower revenues in currency products, partially offset by higher revenues in interest rate products due to higher levels of market volatility and client activity and approximately $600 million primarily related to the release of credit valuation adjustments upon the restructuring of certain derivative transactions that decreased the Company’s exposure to the European Peripherals (see “Executive Summary—Significant Items—European Peripheral Countries” herein for further information). Commodity revenues, excluding DVA, decreased 18% in 2011, primarily due to lower levels of client activity, including structured transactions. Results in the fourth quarter of 2011 included a loss of approximately $108 million upon application of the OIS curve to certain fixed income products. Results in 2010 included a gain of approximately $123 million related to a change in the fair value measurement methodology to use the OIS curve as an input to value substantially all collateralized interest rate derivative contracts (see “Executive Summary—Significant Items—OIS Fair Value Measurement” herein and Note 4 to the consolidated financial statements).

In 2011, fixed income and commodities sales and trading net revenues reflected net losses of $1,249 million related to changes in the fair value of net derivative contracts attributable to the widening of counterparties’ CDS spreads and other credit factors compared with losses of $717 million in 2010. The Company also recorded gains of $746 million in 2011 related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s CDS spreads and other credit factors compared with gains of $443 million in 2010. The gains and losses on CDS spreads and other factors include gains and losses on related hedging instruments.

Other.     In 2011, other sales and trading net revenues reflected a net loss of $1,327 million compared with a net loss of $441 million in 2010. Results in 2011 included net losses of $631 million associated with loans and lending commitments (mark-to-market valuations and realized losses of $699 million and gains on related hedges of $68 million). The results in 2011 included higher net losses related to negative carry. Results in 2010 also included a gain of approximately $53 million related to the OIS curve fair value methodology referred to above (see “Executive Summary—Significant Items—OIS Fair Value Measurement” and Note 4 to the consolidated financial statements).

Net Interest.     Net interest expense increased to $1,080 million in 2011 from $226 million in 2010, primarily due to higher interest expenses that resulted from increased interest rates associated with the Company’s long-term borrowings and stock lending transactions.

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

Other.    Other losses of $241 million were recognized in 2011 compared with other revenues of $731 million in 2010. The results in 2011 primarily included pre-tax losses of approximately $783 million arising from the Company’s 40% stake in MUMSS (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein), partially offset by gains from the Company’s retirement of its long-term debt. Results in 2010 included a pre-tax gain of $668 million from the sale of the Company’s investment in CICC, partially offset by pre-tax losses of approximately $62 million arising from the Company’s 40% stake in MUMSS.

Non-interest Expenses.    Non-interest expenses increased 7% in 2011. The increase was due to higher compensation expenses and higher non-compensation expenses. Compensation and benefits expenses increased 3% in 2011. Compensation and benefits expenses in 2010 included a non-recurring charge of approximately $269 million related to the U.K. government’s payroll tax on discretionary above-base compensation in 2010. Brokerage, clearing and exchange fees increased 14% in 2011, primarily due to higher levels of business activity. Information processing and communications expenses increased 13% in 2011, primarily due to ongoing investments in technology. Professional services expenses decreased 9% in 2011, primarily due to lower legal fees and consulting expenses. Other expenses increased 43% in 2011, primarily due to the initial costs of $130 million associated with Morgan Stanley Huaxin Securities Company Limited and a charge of $59 million due to the U.K. bank levy (see “Executive Summary—Significant Items—U.K. Matters” herein for further information). Other expenses in 2010 included $102.7 million related to the Assurance of Discontinuance between the Company and the Office of the Attorney General for the Commonwealth of Massachusetts (“Massachusetts OAG”) to resolve the Massachusetts OAG’s investigation of the Company’s financing, purchase and securitization of certain subprime residential mortgages.

Income Tax Items.

In 2012, the Company recognized in income from continuing operations a net tax benefit of approximately $249 million attributable to the Institutional Securities business segment. This included a discrete benefit of approximately $299 million related to the remeasurement of reserves and related interest associated with either the expiration of the applicable statute of limitations or new information regarding the status of certain Internal Revenue Service examinations. Additionally, in 2012, the Company recognized an out-of-period net tax provision of approximately $50 million primarily related to the overstatement of deferred tax assets associated with repatriated earnings of foreign subsidiaries recorded in prior years. The Company has evaluated the effects of the understatement of the income tax provision both qualitatively and quantitatively, and concluded that it did not have a material impact on any prior annual or quarterly consolidated financial statements.

Discontinued Operations.

On October 24, 2011, the Company announced that it had reached an agreement to sell Saxon, a provider of servicing and subservicing of residential mortgage loans, to Ocwen Financial Corporation. Accordingly, the results of Saxon are reported as discontinued operations within the Institutional Securities business segment for all periods presented. The transaction with Ocwen, which was restructured as a sale of Saxon’s assets during the first quarter of 2012, was substantially completed in the second quarter of 2012. The remaining operations of Saxon were substantially wound down during the year. The net loss from discontinued operations in 2012 includes a provision of approximately $115 million related to a settlement with the Federal Reserve concerning the independent foreclosure review related to Saxon. The Company expects to incur incremental wind-down costs in future periods.

On February 17, 2011, the Company completed the sale of Revel. The sale price approximated the carrying value of Revel at the time of disposal and, accordingly, the Company did not recognize any pre-tax gain or loss on the sale. The results of Revel are reported as discontinued operations within the Institutional Securities business segment for all periods presented through the date of sale. Results for 2010 included losses of approximately $1.2 billion in connection with writedowns and related costs of such disposition. For further information on Revel, see “Executive Summary—Significant Items—Income Tax Items” herein.

In the third quarter of 2010, the Company completed the disposal of CityMortgage Bank (“CMB”), a Moscow-based mortgage bank. The results of CMB are reported as discontinued operations for all periods presented through the date of sale within the Institutional Securities business segment.

For further information, see Notes 1 and 25 to the consolidated financial statements.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests primarily relate to Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”) (see Note 2 to the consolidated financial statements for further information).

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

	2012	2011	2010
	(dollars in millions)
Revenues:
Investment banking	$836	$750	$827
Principal transactions:
Trading	1,193	1,119	1,305
Investments	10	4	19
Commissions and fees	2,261	2,737	2,642
Asset management, distribution and administration fees	7,288	6,792	6,273
Other	316	410	337

Total non-interest revenues	11,904	11,812	11,403

Interest income	2,015	1,863	1,581
Interest expense	403	386	465

Net interest	1,612	1,477	1,116

Net revenues	13,516	13,289	12,519

Compensation and benefits	8,128	8,286	7,791
Non-compensation expenses	3,788	3,748	3,598

Total non-interest expenses	11,916	12,034	11,389

Income from continuing operations before income taxes	1,600	1,255	1,130
Provision for income taxes	559	458	328

Income from continuing operations	1,041	797	802

Discontinued operations:
Income from discontinued operations	94	21	26
Provision for income taxes	26	7	8

Net gain from discontinued operations	68	14	18

Net income	1,109	811	820
Net income applicable to redeemable noncontrolling interests	124	—	—
Net income applicable to nonredeemable noncontrolling interests	143	146	301

Net income applicable to Morgan Stanley	$842	$665	$519

Amounts applicable to Morgan Stanley:
Income from continuing operations	$799	$658	$514
Net gain from discontinued operations	43	7	5

Net income applicable to Morgan Stanley	$842	$665	$519

Net Revenues.    Global Wealth Management Group business segment’s net revenues are composed of Transactional, Asset management, Net interest and Other revenues. Transactional revenues include Investment banking, Principal transactions—Trading, and Commissions and fees. Asset management revenues include Asset management, distribution and administration fees, and fees related to the bank deposit program. Net interest revenues include net interest revenues related to the bank deposit program, interest on securities available for sale and all other net interest revenues. Other revenues include revenues from available for sale securities, customer account services fees, other miscellaneous revenues and revenues from Principal transactions—Investments.

	2012	2011	2010
	(dollars in millions)
Revenues:
Transactional	$4,290	$4,606	$4,774
Asset management	7,288	6,792	6,273
Net interest	1,612	1,477	1,116
Other	326	414	356

Net revenues	$13,516	$13,289	$12,519

Wealth Management JV.    During 2012, the Company completed the purchase of an additional 14% stake in the Wealth Management JV from Citi for $1.89 billion, increasing the Company’s interest from 51% to 65%. Prior to September 17, 2012, Citi’s results related to its 49% interest were reported in net income (loss) applicable to nonredeemable noncontrolling interests. Due to the terms of the revised agreement with Citi, subsequent to the purchase of the additional 14% stake, Citi’s results related to the 35% interest are reported in net income (loss) applicable to redeemable noncontrolling interests. See Note 13 to the consolidated financial statements for further information.

On September 25, 2012, the Company announced that its U.S. Wealth Management business was rebranded to Morgan Stanley Wealth Management.

See Note 3 to the consolidated financial statements for further information.

2012 Compared with 2011.

Transactional.

Investment Banking.    Global Wealth Management Group business segment’s investment banking revenues includes revenues from the distribution of equity and fixed income securities, including initial public offerings, secondary offerings, closed-end funds and unit trusts. Investment banking revenues increased 11% to $836 million in 2012 from 2011, primarily due to higher revenues from closed-end funds and higher fixed income underwriting.

Principal Transactions—Trading.    Principal transactions—Trading include revenues from customers’ purchases and sales of financial instruments in which the Company acts as principal and gains and losses on the Company’s inventory positions, which are held primarily to facilitate customer transactions and gains and losses associated with certain employee deferred compensation plans. Principal transactions—Trading revenues increased 7% to $1,193 million in 2012 from 2011, primarily due to gains related to investments associated with certain employee deferred compensation plans and higher revenues from structured notes and corporate bonds transactions, partially offset by lower revenue from municipal securities, corporate equity securities, government securities and foreign exchange transactions.

Commissions and Fees.    Commissions and fees revenues primarily arise from agency transactions in listed and OTC equity securities and sales of mutual funds, futures, insurance products and options. Commissions and fees revenues decreased 17% to $2,261 million in 2012 from 2011, primarily due to lower client activity.

Asset Management.

Asset Management, Distribution and Administration Fees.    See “Business Segments—Net Revenues” herein for information about the composition of Asset management, distribution and administration fees.

Asset management, distribution and administration fees increased 7% to $7,288 million in 2012 from 2011, primarily due to higher fee-based revenues, and higher revenues from annuities and the bank deposit program held at Citi depositories. The referral fees for deposits placed with Citi affiliated depository institutions were $383 million and $255 million in 2012 and 2011, respectively.

Balances in the bank deposit program increased to $130.8 billion at December 31, 2012 from $110.6 billion at December 31, 2011. Deposits held by Company-affiliated FDIC-insured depository institutions were $71.7 billion at December 31, 2012 and $56.3 billion at December 31, 2011.

Client assets in fee-based accounts increased to $573 billion and represented 32% of total client assets at December 31, 2012 compared with $485 billion and 30% at December 31, 2011, respectively. Total client asset balances increased to $1,776 billion at December 31, 2012 from $1,637 billion at December 31, 2011, primarily due to the impact of market conditions and net new asset inflows. Client asset balances in households with assets greater than $1 million increased to $1,308 billion at December 31, 2012 from $1,212 billion at December 31, 2011. Global fee-based client asset flows for 2012 were $24.0 billion compared with $41.6 billion in 2011.

Net Interest.

Interest income and Interest expense are a function of the level and mix of total assets and liabilities, including customer bank deposits and margin loans and securities borrowed and securities loaned transactions.

Net interest increased 9% to $1,612 million in 2012 from 2011, primarily resulting from higher revenues from the bank deposit program, interest on the available for sale portfolio and secured financing activities.

Other.

Other.    Other revenues were $316 million in 2012, a decrease of 23% from 2011, primarily due to lower gains on sales of securities available for sale.

Non-interest Expenses.    Non-interest expenses decreased 1% in 2012 from 2011. Compensation and benefits expenses decreased 2% from 2011, primarily due to lower compensable revenues, partially offset by higher expenses associated with certain employee deferred compensation plans. Non-compensation expenses increased 1% in 2012 from 2011. Information processing and communications expenses increased 6% in 2012, primarily due to higher telecommunications and data storage costs. Marketing and business development expenses increased 6% from 2011, primarily due to higher costs associated with advertising and infrastructure, partially offset by lower costs associated with conferences and seminars. Other expenses increased 5% in 2012, primarily due to non-recurring costs related to Morgan Stanley Wealth Management integration (see “Executive Summary—Significant Items—Wealth Management JV” herein). Professional services expenses decreased 8% in 2012 from 2011, primarily due to lower technology consulting costs.

2011 Compared with 2010.

Transactional.

Investment Banking.    Investment banking revenues decreased 9% in 2011 from 2010, primarily due to lower equity and fixed income underwriting activities.

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

Client assets in fee-based accounts increased to $485 billion and represented 30% of total client assets at December 31, 2011 compared with $460 billion and 28% at December 31, 2010, respectively. Total client asset balances decreased to $1,637 billion at December 31, 2011 from $1,657 billion at December 31, 2010, primarily due to the impact of weakened market conditions, partially offset by an increase in net new assets. Client asset balances in households with assets greater than $1 million decreased to $1,212 billion at December 31, 2011 from $1,222 billion at December 31, 2010. Global fee-based asset net inflows for 2011 were $41.6 billion compared with $31.9 billion in 2010.

Net Interest.

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

Non-interest Expenses.    Non-interest expenses increased 6% in 2011 from 2010. Compensation and benefits expenses increased 6% in 2011 from 2010, primarily reflecting higher net revenues and support services-related compensation, partially offset by lower expenses associated with certain employee deferred compensation plans. Non-compensation expenses increased 4% in 2011 from 2010. In 2011, marketing and business development expenses increased 13% from 2010, primarily due to higher costs associated with conferences and seminars. Professional services expenses increased 14% in 2011 from 2010, primarily due to increased technology consulting costs and legal fees. Information processing and communications expenses increased 10% in 2011 from 2010, primarily due to higher telecommunications and data storage costs. Occupancy and equipment expenses decreased 5% in 2011 from 2010, primarily due to lower infrastructure costs and continued branch consolidation.

Discontinued Operations.

On April 2, 2012, the Company completed the sale of Quilter, its retail wealth management business in the U.K., resulting in a pre-tax gain of $108 million in 2012 in the Global Wealth Management Group business segment. The results of Quilter are reported as discontinued operations for all periods presented. See Notes 1 and 25 to the consolidated financial statements.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

	2012	2011	2010
	(dollars in millions)
Revenues:
Investment banking	$17	$13	$20
Principal transactions:
Trading	(45)	(22)	(49)
Investments	513	330	996
Asset management, distribution and administration fees	1,703	1,582	1,630
Other	55	25	164

Total non-interest revenues	2,243	1,928	2,761

Interest income	10	10	22
Interest expense	34	51	98

Net interest	(24)	(41)	(76)

Net revenues	2,219	1,887	2,685

Compensation and benefits	841	848	1,108
Non-compensation expenses	788	786	859

Total non-interest expenses	1,629	1,634	1,967

Income from continuing operations before income taxes	590	253	718
Provision for income taxes	267	73	105

Income from continuing operations	323	180	613

Discontinued operations:
Gain from discontinued operations	13	24	999
Provision for (benefit from) income taxes	4	(17)	335

Net gain from discontinued operations	9	41	664

Net income	332	221	1,277
Net income applicable to nonredeemable noncontrolling interests	187	145	408

Net income applicable to Morgan Stanley	$145	$76	$869

Amounts applicable to Morgan Stanley:
Income from continuing operations	$136	$35	$205
Net gain from discontinued operations	9	41	664

Net income applicable to Morgan Stanley	$145	$76	$869

Statistical Data.

The Asset Management business segment’s period-end and average assets under management or supervision was as follows:

	At December 31,		Average for
	2012	2011	2012	2011	2010
	(dollars in billions)
Assets under management or supervision by asset class:
Traditional Asset Management:
Equity	$120	$104	$114	$112	$97
Fixed income	62	57	59	60	60
Liquidity	100	74	87	66	53
Alternatives(1)	27	25	26	18	17

Total Traditional Asset Management	309	260	286	256	227

Real Estate Investing	20	18	19	17	15

Merchant Banking:
Private Equity	9	9	9	9	9
FrontPoint(2)	—	—	—	1	7

Total Merchant Banking	9	9	9	10	16

Total assets under management or supervision	$338	$287	$314	$283	$258

Share of minority stake assets(2)(3)	$5	$6	$5	$7	$7

(1)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.
(2)	On March 1, 2011, the Company and the principals of FrontPoint completed a transaction whereby FrontPoint senior management and portfolio managers own a majority equity stake in FrontPoint, and the Company retains a minority stake. At December 31, 2011, the assets under management attributed to FrontPoint are represented within the share of minority stake assets.
(3)	Amounts represent the Asset Management business segment’s proportional share of assets managed by entities in which it owns a minority stake.

Activity in the Asset Management business segment’s assets under management or supervision during 2012, 2011 and 2010 was as follows:

	2012	2011	2010
	(dollars in billions)
Balance at beginning of period	$287	$272	$259
Net flows by asset class:
Traditional Asset Management:
Equity	(2)	4	—
Fixed income(1)	(1)	(6)	—
Liquidity	26	20	(6)
Alternatives(2)	1	8	—

Total Traditional Asset Management	24	26	(6)

Real Estate Investing	1	1	2

Merchant Banking:
FrontPoint(3)	—	(1)	(2)

Total Merchant Banking	—	(1)	(2)

Total net flows	25	26	(6)
Net market appreciation (depreciation)	26	(7)	19
Decrease due to FrontPoint transaction	—	(4)	—

Total net increase	51	15	13

Balance at end of period	$338	$287	$272

(1)	Fixed income outflows for 2011 include $1.3 billion due to the revised treatment of assets under management previously reported as a net flow.
(2)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.
(3)	The amount in 2011 includes two months of net flows related to FrontPoint, whereas 2010 includes twelve months of net flows related to FrontPoint.

2012 Compared with 2011.

Investment Banking.    The Asset Management business segment generates investment banking revenues primarily from the placement of investments in real estate and merchant banking funds.

Principal Transactions—Trading.    See “Business Segments—Net Revenues” herein for further information on what is included in Principal transactions—Trading.

In 2012, the Company recognized losses of $45 million compared with losses of $22 million in 2011. Trading results in 2012 primarily reflected losses related to certain consolidated real estate funds sponsored by the Company, as well as losses on hedges on certain investments. Trading results in 2011 primarily reflected losses related to certain investments associated with the Company’s employee deferred compensation and co-investment plans and certain consolidated real estate funds sponsored by the Company.

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

The Company recorded principal transactions net investment gains of $513 million in 2012 compared with gains of $330 million in 2011. The increase in 2012 was primarily related to higher net gains in the Company’s Merchant Banking business, as well as higher net investment gains associated with certain consolidated real estate funds sponsored by the Company.

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

Asset management, distribution and administration fees increased 8% to $1,703 million in 2012. The increase in 2012 primarily reflected higher management and administration revenues and higher performance fees.

The Company’s assets under management increased $51 billion from $287 billion at December 31, 2011 to $338 billion at December 31, 2012, reflecting $26 billion in market appreciation and net customer inflows of $25 billion primarily in the Company’s liquidity funds. In 2011, net inflows of $26 billion primarily reflected the sweep of Morgan Stanley Wealth Management client cash balances of approximately $19 billion into Morgan Stanley managed liquidity funds and inflows of $8 billion into alternatives funds, partially offset by outflows of $6 billion in fixed income products.

Other.    Other revenues were $55 million in 2012 as compared with $25 million in 2011. The results in 2012 included gains associated with the expiration of a lending facility to a real estate fund sponsored by the Company. The results in 2012 also included lower revenues associated with the Company’s minority investments in Avenue Capital Group (“Avenue”), a New York-based investment manager, and Lansdowne Partners (“Lansdowne”), a London-based investment manager. The results in 2011 were partially offset by a $27 million writedown in the Company’s minority investment in FrontPoint.

Non-interest Expenses.    Non-interest expenses were $1,629 million in 2012 as compared with $1,634 million in 2011. Compensation and benefits expenses decreased 1% in 2012. Non-compensation expenses were relatively unchanged in 2012 compared with 2011.

2011 Compared with 2010.

Investment Banking.    Investment banking revenues decreased in 2011 from 2010, primarily reflecting lower revenues from infrastructure products.

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

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees decreased 3% to $1,582 million in 2011. The decrease in 2011 primarily reflected lower performance fees and lower fund management and administration fees, primarily due to the absence of FrontPoint for ten months of the current year, partially offset by an increase in revenues associated with higher average assets under management.

The Company’s assets under management increased $15 billion from $272 billion at December 31, 2010 to $287 billion at December 31, 2011, reflecting net customer inflows. The Company recorded net customer inflows of $26 billion in 2011 compared with net outflows of $6 billion in 2010. The increase in flows for 2011 primarily reflected the sweep of Morgan Stanley Wealth Management client cash balances of approximately $19 billion into Morgan Stanley managed liquidity funds and inflows of $8 billion into alternatives funds, partially offset by outflows of $6 billion in fixed income products.

Other.    Other revenues were $25 million in 2011 as compared with $164 million in 2010. The results in 2011 included revenues associated with the Company’s minority investments in Lansdowne and Avenue, partially offset by a $27 million writedown in the Company’s minority investment in FrontPoint. The results in 2010 primarily reflected revenues associated with these minority stakes and a pre-tax gain of approximately $96 million from the sale of the Company’s investment in Invesco (see Note 19 to the consolidated financial statements). The results in 2010 also reflected gains associated with the reduction of a lending facility to a real estate fund sponsored by the Company and impairment charges of $126 million related to FrontPoint.

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

Income Tax Items.

In 2012, the Company recognized in income from continuing operations an out-of-period net tax provision of approximately $107 million, attributable to the Asset Management business segment, primarily related to the overstatement of deferred tax assets associated with partnership investments in prior years. The Company has evaluated the effects of the understatement of the income tax provision both qualitatively and quantitatively and concluded that it did not have a material impact on any prior annual or quarterly consolidated financial statements.

Discontinued Operations.

On June 1, 2010, the Company completed the sale of Retail Asset Management, including Van Kampen, to Invesco. The Company recorded a cumulative after-tax gain of $718 million, of which $8 million, $28 million and $570 million were recorded in 2012, 2011 and 2010, respectively. The results of Retail Asset Management are reported as discontinued operations within the Asset Management business segment for all periods presented. See “Executive Summary—Significant Items—Gain on Sale of Retail Asset Management” for further information.

In the fourth quarter of 2011, the Company classified a real estate property management company as held for sale within the Asset Management business segment. The transaction closed during the first quarter of 2012. The results of this company are reported as discontinued operations for all periods presented.

In the third quarter of 2010, the Company completed a disposal of a real estate property within the Asset Management business segment. The results related to this property are reported as discontinued operations for all periods presented through the date of sale.

For further information on discontinued operations, see Notes 1 and 25 to the consolidated financial statements.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests are primarily related to the consolidation of certain real estate funds sponsored by the Company. Principal investment gains associated with these consolidated funds were $225 million, $180 million and $444 million in 2012, 2011 and 2010, respectively.

Accounting Developments.

Disclosures about Offsetting Assets and Liabilities.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting update that creates new disclosure requirements requiring entities to disclose both gross and net information for derivatives and other financial instruments that are either offset in the statement of financial condition or subject to an enforceable master netting arrangement or similar arrangement.

In January 2013, the FASB issued an accounting update that clarified the intended scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are either offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement.

These disclosure requirements are effective for the Company beginning on or after January 1, 2013. Since these amended principles require only additional disclosures concerning offsetting and related arrangements, adoption will not affect the Company’s consolidated statements of income or financial condition.

Other Matters.

Real Estate.

The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner. The Company’s real estate investments at December 31, 2012 and December 31, 2011 are described below. Such amounts exclude investments associated with certain employee deferred compensation and co-investment plans.

At December 31, 2012 and December 31, 2011, the consolidated statements of financial condition included amounts representing real estate investment assets of consolidated subsidiaries of approximately $2.2 billion and $2.0 billion, respectively, including noncontrolling interests of approximately $1.8 billion and $1.6 billion, respectively, for a net amount of $0.4 billion in both periods. This net presentation is a non-GAAP financial measure that the Company considers to be a useful measure for the Company and investors to use in assessing the Company’s net exposure. In addition, the Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to real estate investments of $0.5 billion at December 31, 2012.

In addition to the Company’s real estate investments, the Company engages in various real estate-related activities, including origination of loans secured by commercial and residential properties. The Company also securitizes and trades in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate. In connection with these activities, the Company has provided, or otherwise agreed to be responsible for, representations and warranties. Under certain circumstances, the Company may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. The Company continues to monitor its real estate-related activities in order to manage its exposures and potential liability from these markets and businesses. See “Legal Proceedings—Residential Mortgage and Credit Crisis Related Matters” in Part I, Item 3, herein and Note 13 to the consolidated financial statements for further information.

Japanese Securities Joint Venture.

On May 1, 2010, the Company and MUFG formed a joint venture in Japan of their respective investment banking and securities businesses. MUFG and the Company have integrated their respective Japanese securities companies by forming two joint venture companies. MUFG contributed the investment banking, wholesale and retail securities businesses conducted in Japan by Mitsubishi UFJ Securities Co., Ltd. into MUMSS. The

Company contributed the investment banking operations conducted in Japan by its subsidiary MSMS, formerly known as Morgan Stanley Japan Securities Co., Ltd., into MUMSS (MSMS, together with MUMSS, the “Joint Venture”). MSMS has continued its sales and trading and capital markets business conducted in Japan. Following the respective contributions to the Joint Venture and a cash payment of 23 billion yen ($247 million) from MUFG to the Company, the Company owns a 40% economic interest in the Joint Venture, and MUFG owns a 60% economic interest in the Joint Venture.

The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS, while the Company holds a 51% voting interest and MUFG holds a 49% voting interest in MSMS. The Company continues to consolidate MSMS in its consolidated financial statements and, commencing on May 1, 2010, accounted for its interest in MUMSS as an equity method investment within the Institutional Securities business segment. During 2012, 2011 and 2010, the Company recorded income (loss) of $152 million, $(783) million and $(62) million, respectively, within Other revenues in the consolidated statements of income, arising from the Company’s 40% stake in MUMSS.

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

To the extent that losses incurred by MUMSS result in a requirement to restore its capital, MUFG is solely responsible for providing this additional capital to a minimum level, and the Company is not obligated to contribute additional capital to MUMSS. Because of losses incurred by MUMSS, MUFG contributed approximately $370 million and $259 million of capital to MUMSS on April 22, 2011 and November 24, 2011, respectively. The MUFG capital injection improved the capital base and restored the capital adequacy ratio of MUMSS in each case. As a result of the capital injections, during 2011, the Company recorded increases of approximately $251 million in the carrying amount of the equity method investment in MUMSS, reflecting the Company’s 40% share of the increases in the net asset value of MUMSS, and increases in the Company’s Paid-in capital of approximately $146 million (after-tax).

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

Defined Benefit Pension and Other Postretirement Plans.

Expense.    The Company recognizes the compensation cost of an employee’s pension benefits (including prior-service cost) over the employee’s estimated service period. This process involves making certain estimates and assumptions, including the discount rate and the expected long-term rate of return on plan assets. On June 1, 2010, the defined benefit pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “U.S. Qualified Plan”) was amended to cease future benefit accruals after December 31, 2010. Any benefits earned by participants under the U.S. Qualified Plan at December 31, 2010 were preserved and will be payable based on the U.S. Qualified Plan’s provisions. Net periodic pension expense for U.S. and non-U.S. plans was $99 million, $72 million and $96 million for 2012, 2011 and 2010, respectively.

Contributions.    The Company made contributions of $42 million, $57 million and $72 million to its U.S. and non-U.S. defined benefit pension plans in 2012, 2011 and 2010, respectively. These contributions were funded with cash from operations.

The Company determines the amount of its pension contributions to its funded plans by considering several factors, including the level of plan assets relative to plan liabilities, the types of assets in which the plans are invested, expected plan liquidity needs and expected future contribution requirements. The Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax laws (for example, in the U.S., the minimum required contribution under the Employee Retirement Income Security Act of 1974, or “ERISA”). At December 31, 2012, December 31, 2011 and December 31, 2010, there were no minimum required ERISA contributions for the U.S. Qualified Plan. No contributions were made to the U.S. Qualified Plan for 2012, 2011 and 2010.

See Note 21 to the consolidated financial statements for more information on the Company’s defined benefit pension and postretirement plans.

American Taxpayer Relief Act.

On January 2, 2013, the U.S. President signed into law the American Taxpayer Relief Act of 2012 (the “Act”). Among other things, the Act extends with retroactive effect to January 1, 2012 a provision of U.S. tax law that defers the imposition of tax on certain active financial services income of certain foreign subsidiaries earned outside of the U.S. until such income is repatriated to the United States as a dividend. As enactment of the Act was not completed until 2013, the provisions of the Act that benefit the Company’s 2012 tax position will not be recognized until 2013. Accordingly, the Company will record an approximate $80 million benefit attributable to the Act’s retroactive extension of these provisions as part of income taxes from continuing operations in the quarter ending March 31, 2013. Further, while the Company estimates a similar amount of benefit related to 2013 activities, the overall financial impact to the Company will depend upon the actual level, composition, and geographic mix of earnings. The current year effective tax rate would have been a benefit of 62.1% had the Act been enacted in 2012.

Regulatory Outlook.

The Dodd-Frank Act was enacted on July 21, 2010. While certain portions of the Dodd-Frank Act were effective immediately, other portions will be effective following extended transition periods or through numerous rulemakings by multiple governmental agencies, and only a portion of those rulemakings have been completed. It remains difficult to assess fully the impact that the Dodd-Frank Act will have on the Company and on the financial services industry generally. In addition, various international developments, such as the adoption of risk-based capital, leverage and liquidity standards by the Basel Committee on Banking Supervision, known as “Basel III,” will continue to impact the Company in the coming years.

It is likely that 2013 and subsequent years will see further material changes in the way major financial institutions are regulated in both the U.S. and other markets in which the Company operates, although it remains difficult to predict the exact impact these changes will have on the Company’s business, financial condition, results of operations and cash flows for a particular future period. See also “Business—Supervision and Regulation” in Part I, Item 1 herein.

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

In determining fair value, the Company uses various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels, wherein Level 1 uses observable prices in active markets, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and, therefore, require the greatest use of judgment. In periods of market disruption, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be recategorized from Level 1 to Level 2 or Level 2 to Level 3. In addition, a downturn in market conditions could lead to declines in the valuation of many instruments. For further information on the valuation process, fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, and quantitative information about and sensitivity of significant unobservable inputs used in Level 3 fair value measurements, see Notes 2 and 4 to the consolidated financial statements.

Level 3 Assets and Liabilities.    The Company’s Level 3 assets before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $20.4 billion and $32.5 billion at December 31, 2012 and December 31, 2011, respectively, and represented approximately 6% and 10% at December 31, 2012 and December 31, 2011, respectively, of the assets measured at fair value (approximately 3% and 4%, respectively, of total assets at December 31, 2012 and December 31, 2011). Level 3 liabilities before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $7.7 billion and $11.2 billion at December 31, 2012 and December 31, 2011, respectively, and represented approximately 4% and 6%, respectively, of the Company’s liabilities measured at fair value. See Note 4 to the consolidated financial statements for further information about changes in Level 3 assets and liabilities.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.    At December 31, 2012, certain of the Company’s assets were measured at fair value on a non-recurring basis, primarily relating to loans, other investments, premises, equipment and software costs, and intangible assets. The Company incurs losses or gains for any adjustments of these assets to fair value. A downturn in market conditions could result in impairment charges in future periods.

For assets and liabilities measured at fair value on a non-recurring basis, fair value is determined by using various valuation approaches. The same hierarchy as described above, which maximizes the use of observable inputs and minimizes the use of unobservable inputs by generally requiring that the observable inputs be used when available, is used in measuring fair value for these items.

See Note 4 to the consolidated financial statements for further information on assets and liabilities that are measured at fair value on a non-recurring basis.

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

See Note 2 to the consolidated financial statements for additional information regarding the Company’s valuation policies, processes and procedures.

Goodwill and Intangible Assets.

Goodwill.    The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level, which is generally at the level of or one level below its business segments. Goodwill no longer retains its association with a particular acquisition once it has been assigned to a reporting unit. As such, all of the activities of a reporting unit, whether acquired or organically developed, are available to support the value of the goodwill. For both the annual and interim tests, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if the Company concludes otherwise, then it is required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques the Company believes market participants would use for each of the reporting units. The estimated fair values are generally determined utilizing methodologies that incorporate price-to-book, price-to-earnings and assets under management multiples of certain comparable companies. The Company also utilizes a discounted cash flow methodology for certain reporting units. At December 31, 2012 and December 31, 2011, each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value.

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

Legal and Regulatory Contingencies.

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

Significant judgment is required in deciding when and if to make these accruals and the actual cost of a legal claim or regulatory fine/penalty may ultimately be materially different from the recorded accruals.

See Note 13 to the consolidated financial statements for additional information on legal proceedings.

Income Taxes.

The Company is subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which the Company has significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. The Company must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. The Company periodically evaluates the likelihood of assessments in each taxing jurisdiction resulting from current and subsequent years’ examinations, and unrecognized tax benefits related to potential losses that may arise from tax audits are established in accordance with the guidance on accounting for unrecognized tax benefits. Once established, unrecognized tax benefits are adjusted when there is more information available or when an event occurs requiring a change.

The Company’s provision for income taxes is composed of current and deferred taxes. Current income taxes approximate taxes to be paid or refunded for the current period. The Company’s deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the applicable enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s deferred tax balances also include deferred assets related to tax attributes carryforwards, such as net operating losses and tax credits that will be realized through reduction of future tax liabilities and, in some cases, are subject to expiration if not utilized within certain periods. The Company performs regular reviews to ascertain whether deferred tax assets are realizable. These reviews include management’s estimates and assumptions regarding future taxable income and incorporate various tax planning strategies, including strategies that may be available to utilize net operating losses before they expire. Once the deferred tax asset balances have been determined, the Company may record a valuation allowance against the deferred tax asset balances to reflect the amount of these balances (net of valuation allowance) that the Company estimates it is more likely than not to realize at a future date. Both current and deferred income taxes could reflect adjustments related to the Company’s unrecognized tax benefits.

Significant judgment is required in estimating the consolidated provision for (benefit from) income taxes, current and deferred tax balances (including valuation allowance, if any), accrued interest or penalties and uncertain tax positions. Revisions in our estimates and/or the actual costs of a tax assessment may ultimately be materially different from the recorded accruals and unrecognized tax benefits, if any.

See Note 22 to the consolidated financial statements for additional information on our provision for income taxes, related income tax assets and liabilities and tax examinations.

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

The Company establishes balance sheet limits at the consolidated, business segment and business unit levels. The Company monitors balance sheet usage versus limits and variances resulting from business activity or market fluctuations are reviewed. On a regular basis, the Company reviews current performance versus limits and assesses the need to re-allocate limits based on business unit needs. The Company also monitors key metrics, including asset and liability size, composition of the balance sheet, limit utilization and capital usage.

The tables below summarize total assets for the Company’s business segments at December 31, 2012 and December 31, 2011:

	At December 31, 2012
	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$32,350	$13,734	$820	$46,904
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	23,068	7,902	—	30,970
Financial instruments owned:
U.S. government and agency securities	53,238	777	—	54,015
Other sovereign government obligations	41,695	1,467	—	43,162
Corporate and other debt	47,889	1,268	—	49,157
Corporate equities	69,371	55	1	69,427
Derivatives and other contracts	35,762	225	210	36,197
Investments	4,018	106	4,222	8,346
Physical commodities	7,296	3	—	7,299

Total financial instruments owned	259,269	3,901	4,433	267,603
Securities available for sale	—	39,869	—	39,869
Securities received as collateral(2)	14,278	—	—	14,278
Federal funds sold and securities purchased under agreements to resell(2)	120,488	13,924	—	134,412
Securities borrowed(2)	121,302	399	—	121,701
Receivables:
Customers(2)	28,044	18,156	(3)	46,197
Brokers, dealers and clearing organizations	6,274	1,019	42	7,335
Fees, interest and other	2,374	7,656	726	10,756
Loans	11,748	17,298	—	29,046
Other assets(3)	19,657	10,904	1,328	31,889

Total assets(4)	$638,852	$134,762	$7,346	$780,960

	At December 31, 2011
	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$35,288	$11,253	$771	$47,312
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	22,390	7,064	—	29,454
Financial instruments owned:
U.S. government and agency securities	62,818	631	—	63,449
Other sovereign government obligations	29,056	3	—	29,059
Corporate and other debt	67,925	998	—	68,923
Corporate equities	47,937	28	1	47,966
Derivatives and other contracts	47,624	219	221	48,064
Investments	4,165	123	3,907	8,195
Physical commodities	9,693	4	—	9,697

Total financial instruments owned	269,218	2,006	4,129	275,353
Securities available for sale	—	30,495	—	30,495
Securities received as collateral(2)	11,651	—	—	11,651
Federal funds sold and securities purchased under agreements to resell(2)	116,819	13,336	—	130,155
Securities borrowed(2)	126,573	501	—	127,074
Receivables:
Customers(2)	27,558	6,418	1	33,977
Brokers, dealers and clearing organizations	4,935	283	30	5,248
Fees, interest and other	1,663	7,134	647	9,444
Loans	3,867	11,477	25	15,369
Other assets(3)	21,494	11,460	1,412	34,366

Total assets(4)	$641,456	$101,427	$7,015	$749,898

(1)	Cash and cash equivalents include Cash and due from banks and Interest bearing deposits with banks.
(2)	These assets are included in secured financing assets (see “Secured Financing” herein).
(3)	Other assets include Other investments; Premises, equipment and software costs; Goodwill; Intangible assets; and Other assets.
(4)	Total assets include Global Liquidity Reserves of $182 billion at both December 31, 2012 and December 31, 2011.

A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets increased to $780,960 million at December 31, 2012 from $749,898 million at December 31, 2011. The increase in total assets was primarily due to an increase in Financial instruments—Corporate equities and Other sovereign government obligations, Loans, Receivables from customers and Securities available for sale, partially offset by a decrease in Financial instruments owned—Corporate and other debt, Derivatives and other contracts, and U.S. government and agency securities.

The Company’s assets and liabilities are primarily related to transactions attributable to sales and trading and securities financing activities. At December 31, 2012, securities financing assets and liabilities were $348 billion and $300 billion, respectively. At December 31, 2011, securities financing assets and liabilities were $332 billion and $268 billion, respectively. Securities financing transactions include cash deposited with clearing organizations or segregated under federal and other regulations or requirements, repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received and customer receivables and payables. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Notes 2 and 6 to the consolidated financial statements). Securities sold under agreements to repurchase and Securities loaned were $160 billion at December 31, 2012 and averaged $161 billion during 2012. Securities purchased under agreements to resell and Securities borrowed were $256 billion at December 31, 2012 and averaged $281 billion during 2012.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer-owned securities, and customer cash, which is segregated in accordance with regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage customers. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets were $14 billion and $12 billion at December 31, 2012 and December 31, 2011, respectively, recorded in accordance with accounting guidance for the transfer of financial assets that represented offsetting assets and liabilities for fully collateralized non-cash loan transactions.

Liquidity Risk Management Framework.

The primary goal of the Company’s liquidity risk management framework is to ensure that the Company has access to adequate funding across a wide range of market conditions. The framework is designed to enable the Company to fulfill its financial obligations and support the execution of the Company’s business strategies.

The following principles guide the Company’s liquidity risk management framework:

•	Sufficient liquid assets should be maintained to cover maturing liabilities and other planned and contingent outflows;

•	Maturity profile of assets and liabilities should be aligned, with limited reliance on short-term funding;

•	Source, counterparty, currency, region, and term of funding should be diversified; and

•	Limited access to funding should be anticipated through the Contingency Funding Plan (“CFP”).

The core components of the Company’s liquidity risk management framework are the CFP, Liquidity Stress Tests and the Global Liquidity Reserve (as defined below), which support the Company’s target liquidity profile.

Contingency Funding Plan.

The Company’s CFP describes the data and information flows, limits, targets, operating environment indicators, escalation procedures, roles and responsibilities, and available mitigating actions in the event of a liquidity stress. The CFP also sets forth the principal elements of the Company’s liquidity stress testing which identifies stress events of different severity and duration, assesses current funding sources and uses and establishes a plan for monitoring and managing a potential liquidity stress event.

Liquidity Stress Tests.

The Company uses Liquidity Stress Tests to model liquidity outflows across multiple scenarios over a range of time horizons. These scenarios contain various combinations of idiosyncratic and systemic stress events.

The assumptions underpinning the Liquidity Stress Tests include, but are not limited to, the following:

•	No government support;

•	No access to equity and unsecured debt markets;

•	Repayment of all unsecured debt maturing within the stress horizon;

•	Higher haircuts and significantly lower availability of secured funding;

•	Additional collateral that would be required by trading counterparties and certain exchanges and clearing organizations related to multi-notch credit rating downgrades;

•	Additional collateral that would be required due to collateral substitutions, collateral disputes and uncalled collateral;

•	Discretionary unsecured debt buybacks;

•	Drawdowns on unfunded commitments provided to third parties;

•	Client cash withdrawals and reduction in customer short positions that fund long positions;

•	Limited access to the foreign exchange swap markets;

•	Return of securities borrowed on an uncollateralized basis; and

•	Maturity roll-off of outstanding letters of credit with no further issuance.

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

At December 31, 2012, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its Liquidity Stress Tests.

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

The Global Liquidity Reserve is held within the Parent and major operating subsidiaries. The Global Liquidity Reserve is composed of diversified cash and cash equivalents and highly liquid unencumbered securities. Eligible unencumbered securities include U.S. government securities, U.S. agency securities, U.S. agency mortgage-backed securities, FDIC-guaranteed corporate debt, non-U.S. government securities and other highly liquid investment grade securities.

Global Liquidity Reserve by Type of Investment.

The table below summarizes the Company’s Global Liquidity Reserve by type of investment:

At December 31, 2012
(dollars in billions)
Cash deposits with banks	$12
Cash deposits with central banks	29
Unencumbered highly liquid securities:
U.S. government obligations	62
U.S. agency and agency mortgage-backed securities	42
Non-U.S. sovereign obligations(1)	21
Investments in money market funds	1
Other investment grade securities	15

Global Liquidity Reserve	$182

(1)	Non-U.S. sovereign obligations are composed of unencumbered German, French, Dutch, U.K., Brazilian and Japanese government obligations.

The ability to monetize assets during the start of a liquidity crisis is critical. The Company believes that the assets held in the Global Liquidity Reserve can be monetized within five business days in a stressed environment given the highly liquid and diversified nature of the reserves. The currency profile of the Global Liquidity Reserve is consistent with the CFP and Liquidity Stress Tests. In addition to the Global Liquidity Reserve, the Company has other cash and cash equivalents and other unencumbered assets that are available for monetization that are not included in the balances in the table above.

Global Liquidity Reserve Held by Bank and Non-Bank Legal Entities.

The table below summarizes the Global Liquidity Reserve held by bank and non-bank legal entities:

	At December 31, 2012	Average Balance(1) 2012
	(dollars in billions)
Bank legal entities:
Domestic	$66	$57
Foreign	5	6

Total Bank legal entities	71	63

Non-Bank legal entities:
Domestic	81	83
Foreign	30	30

Total Non-Bank legal entities	111	113

Total	$182	$176

(1)	The Company calculates the average Global Liquidity Reserve based upon daily amounts.

The Company is exposed to intra-day settlement risk in connection with liquidity provided to its major broker-dealer subsidiaries for intra-day clearing and settlement of its securities and financing activity.

Funding Management.

The Company manages its funding in a manner that reduces the risk of disruption to the Company’s operations. The Company pursues a strategy of diversification of secured and unsecured funding sources (by product, by investor and by region) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed.

The Company funds its balance sheet on a global basis through diverse sources. These sources may include the Company’s equity capital, long-term debt, repurchase agreements, securities lending, deposits, commercial paper, letters of credit and lines of credit. The Company has active financing programs for both standard and structured products targeting global investors and currencies.

Secured Financing.    A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term collateralized receivables arising principally from its Institutional Securities business segment’s sales and trading activities. The liquid nature of these assets provides the Company with flexibility in funding these assets with secured financing. The Company’s goal is to achieve an optimal mix of durable secured and unsecured financing. Secured financing investors principally focus on the quality of the eligible collateral posted. Accordingly, the Company actively manages its secured financing book based on the quality of the assets being funded.

The Company utilizes shorter-term secured financing only for highly liquid assets and has established longer tenor limits for less liquid asset classes, for which funding may be at risk in the event of a market disruption. The Company defines highly liquid assets as that which is consistent with the standards of the Global Liquidity Reserve, and less liquid assets as that which does not meet those standards. At December 31, 2012, the weighted average maturity of the Company’s secured financing against less liquid assets was greater than 120 days. To further minimize the refinancing risk of secured financing for less liquid assets, the Company has established concentration limits to diversify its investor base and reduce the amount of monthly maturities for secured financing of less liquid assets. Furthermore, the Company obtains spare capacity, or term secured funding liabilities in excess of less liquid inventory, as an additional risk mitigant to replace maturing trades in the event that secured financing markets or our ability to access them become limited. Finally, in addition to the above risk management framework, the Company holds a portion of its Global Liquidity Reserve against the potential disruption to its secured financing capabilities.

Unsecured Financing.    The Company views long-term debt and deposits as stable sources of funding. Unencumbered securities and non-security assets are financed with a combination of long- and short-term debt and deposits. The Company’s unsecured financings include structured borrowings, whose payments and redemption values are based on the performance of certain underlying assets, including equity, credit, foreign exchange, interest rates and commodities. When appropriate, the Company may use derivative products to conduct asset and liability management and to make adjustments to the Company’s interest rate risk profile (see Note 12 to the consolidated financial statements).

Short-Term Borrowings.    The Company’s unsecured short-term borrowings consist of commercial paper, bank loans, bank notes and structured notes with maturities of 12 months or less at issuance.

The table below summarizes the Company’s short-term unsecured borrowings:

	At December 31, 2012	At December 31, 2011
	(dollars in millions)
Commercial paper(1)	$306	$978
Other short-term borrowings	1,832	1,865

Total	$2,138	$2,843

(1)	At December 31, 2011, the majority of the commercial paper balance was issued as part of client transactions and was not used for the Company’s general funding purposes. During 2012, the client transactions matured, and the remaining balance at December 31, 2012 was used for the Company’s general funding purposes.

Deposits.    The Company’s bank subsidiaries’ funding sources include time deposits, money market deposit accounts, demand deposit accounts, repurchase agreements, federal funds purchased, commercial paper and Federal Home Loan Bank advances. The vast majority of deposits in Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the “Subsidiary Banks”) are sourced from the Company’s retail brokerage accounts and are considered to have stable, low-cost funding characteristics. The increase in deposits includes the inflows from the additional 14% stake in the Wealth Management JV in 2012 (see “Executive Summary—Significant Items—Wealth Management JV” herein).

Deposits were as follows:

	At December 31, 2012(1)	At December 31, 2011(1)
	(dollars in millions)
Savings and demand deposits(2)	$80,058	$63,029
Time deposits(3)	3,208	2,633

Total	$83,266	$65,662

(1)	Total deposits subject to FDIC insurance at December 31, 2012 and December 31, 2011 were $62 billion and $52 billion, respectively.
(2)	Amounts include non-interest bearing deposits of $1,037 million and $1,270 million at December 31, 2012 and December 31, 2011, respectively.
(3)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 4 to the consolidated financial statements).

Long-Term Borrowings.    The Company believes that accessing debt investors through multiple distribution channels helps ensure consistent access to the unsecured markets. In addition, the issuance of long-term debt allows the Company to reduce reliance on short-term credit sensitive instruments (e.g., commercial paper and other unsecured short-term borrowings). Long-term borrowings are generally structured to ensure staggered maturities, thereby mitigating refinancing risk, and to maximize investor diversification through sales to global institutional and retail clients across regions, currencies and product types. Availability and cost of financing to the Company can vary depending on market conditions, the volume of certain trading and lending activities, the Company’s credit ratings and the overall availability of credit.

The Company may from time to time engage in various transactions in the credit markets (including, for example, debt retirements) that it believes are in the best interests of the Company and its investors.

Long-term borrowings at December 31, 2012 consisted of the following:

	Parent	Subsidiaries	Total
	(dollars in millions)
Due in 2013	$23,805	$1,498	$25,303
Due in 2014	20,770	981	21,751
Due in 2015	20,200	4,453	24,653
Due in 2016	18,210	1,774	19,984
Due in 2017	26,291	1,846	28,137
Thereafter	47,997	1,746	49,743

Total	$157,273	$12,298	$169,571

Long-Term Borrowing Activity in 2012.

During 2012, the Company issued and reissued notes with a principal amount of approximately $24 billion. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.3 years at December 31, 2012. During 2012, approximately $43 billion in aggregate long-term borrowings matured or were retired. On February 25, 2013, the Company issued $4.5 billion in senior unsecured debt.

The Company issued $2.0 billion of 10 year subordinated debt in October 2012. This issuance represented the Company’s first subordinated debt issuance since 2004.

At December 31, 2012, the aggregate outstanding carrying amount of the Company’s senior indebtedness was approximately $158 billion (including guaranteed obligations of the indebtedness of subsidiaries) compared with $176 billion at December 31, 2011. The decrease in the amount of senior indebtedness was primarily due to repayments of notes, net of new issuances in long-term borrowings.

Credit Ratings.

The Company relies on external sources to finance a significant portion of its day-to-day operations. The cost and availability of financing generally is impacted by the Company’s credit ratings. In addition, the Company’s credit ratings can have an impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is a key consideration, such as OTC derivative transactions, including credit derivatives and interest rate swaps. Issuer-specific factors that are important to the determination of the Company’s credit ratings include governance, the level and quality of earnings, capital adequacy, funding and liquidity, risk appetite and management, asset quality, strategic direction and business mix. Additionally, the agencies will look at other industry-wide factors such as regulatory or legislative changes, macro-economic environment and perceived levels of government support.

The rating agencies have stated that they currently incorporate various degrees of credit rating uplift from external sources of potential support, as well as perceived government support of systemically important banks, including the credit ratings of the Company. Rating agencies continue to monitor the progress of U.S. financial reform legislation to assess whether the possibility of extraordinary government support for the financial system in any future financial crises is negatively impacted. Legislative and rulemaking outcomes may lead to reduced uplift assumptions for U.S. banks and thereby place downward pressure on credit ratings. At the same time, proposed U.S. financial reform legislation and attendant rulemaking also have positive implications for credit ratings such as higher standards for capital and liquidity levels. The net result on credit ratings and the timing of any change in rating agency assumptions on support is currently uncertain.

At January 31, 2013, the Parent’s and Morgan Stanley Bank, N.A.’s senior unsecured ratings were as set forth below:

	Parent			Morgan Stanley Bank, N.A.
	Short-Term Debt	Long-Term Debt	Rating Outlook	Short-Term Debt	Long-Term Debt	Rating Outlook
Dominion Bond Rating Service Limited	R-1 (middle)	A (high)	Negative	—	—	—
Fitch Ratings Ltd.	F1	A	Stable	F1	A	Stable
Moody’s Investor Services, Inc.(1)	P-2	Baa1	Negative	P-2	A3	Stable
Rating and Investment Information, Inc.(2)	a-1	A	Negative	—	—	—
Standard & Poor’s Financial Services LLC	A-2	A-	Negative	A-1	A	Negative

(1)	On June 21, 2012, Moody’s Investor Services, Inc. (“Moody’s”) downgraded the ratings of 15 banks on review for downgrade in the context of a broad review of global banks with capital markets operations. The Parent’s long- and short-term debt ratings were lowered two notches to Baa1/P-2 from A2/P-1, and Morgan Stanley Bank, N.A.’s long- and short-term debt ratings were lowered to A3/P-2 from A1/P-1. A Negative outlook was assigned to the Parent, and a Stable outlook was assigned to Morgan Stanley Bank, N.A.
(2)	On May 14, 2012, Rating and Investment Information, Inc. downgraded the Parent’s long-term rating one notch to A from A+.

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

As noted in the table above, the long-term credit ratings on the Company by Moody’s and Standard & Poor’s Financial Services LLC (“S&P”) are currently at different levels (commonly referred to as “split ratings”). The table below shows the future potential collateral amounts that could be called by counterparties or exchanges and clearing organizations in the event of the following credit rating scenarios for Moody’s and S&P at December 31, 2012:

Company Rating Scenario (Moody's/S&P)	OTC Agreements	Other Agreements	Exchanges and Clearing Organizations
	(dollars in millions)
Baa1/BBB+	$472	$—	$—
Baa2/BBB	$2,556	$—	$—
Baa3/BBB-	$3,248	$326	$128

While certain aspects of a credit ratings downgrade are quantifiable pursuant to contractual provisions, the impact it will have on the Company’s business and results of operation in future periods is inherently uncertain and will depend on a number of interrelated factors, including, among others, the magnitude of the downgrade, individual client behavior and future mitigating actions the Company may take. The liquidity impact of additional collateral requirements is included in the Company’s Liquidity Stress Tests.

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

At December 31, 2012, the Company had approximately $1.6 billion remaining under its current share repurchase program out of the $6 billion authorized by the Board of Directors in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases by the Company are subject to regulatory approval. During 2012, the Company did not repurchase common stock as part of its capital management share repurchase program (see also “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5).

The Board of Directors determines the declaration and payment of dividends on a quarterly basis. In January 2013, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05. In December 2012, the Company also announced that the Board of Directors declared a quarterly dividend of $255.56 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25556) and a quarterly dividend of $25.00 per share of Series C Non-Cumulative Non-Voting Perpetual Preferred Stock.

The following table sets forth the Company’s tangible common equity at December 31, 2012 and December 31, 2011 and average balances during 2012:

	Balance at		Average Balance(1)
	December 31, 2012	December 31, 2011	2012

	(dollars in millions)
Common equity	$60,601	$60,541	$60,828
Preferred equity	1,508	1,508	1,508

Morgan Stanley shareholders’ equity	62,109	62,049	62,336
Junior subordinated debentures issued to capital trusts	4,827	4,853	4,836
Less: Goodwill and net intangible assets(2)	(7,587)	(6,691)	(6,935)

Tangible Morgan Stanley shareholders’ equity	$59,349	$60,211	$60,237

Common equity	$60,601	$60,541	$60,828
Less: Goodwill and net intangible assets(2)	(7,587)	(6,691)	(6,935)

Tangible common equity(3)	$53,014	$53,850	$53,893

(1)	The Company calculates its average balances based upon month-end balances.
(2)	The goodwill and net intangible assets deduction exclude mortgage servicing rights (net of disallowable mortgage servicing rights) of $6 million and $120 million at December 31, 2012 and December 31, 2011, respectively, and include only the Company’s share of the Wealth Management JV’s goodwill and intangible assets (see “Executive Summary—Significant Items—Wealth Management JV” herein for further information).
(3)	Tangible common equity, a non-GAAP financial measure, equals common equity less goodwill and net intangible assets as defined above. The Company views tangible common equity as a useful measure to investors because it is a commonly utilized metric and reflects the common equity deployed in the Company’s businesses.

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

Regulatory Requirements.

Capital.

The Company is a financial holding company under the Bank Holding Company Act of 1956, as amended, and is subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance with such capital requirements. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Subsidiary Banks.

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

Market RWAs reflect capital charges attributable to the risk of loss resulting from adverse changes in market prices and other factors. For a further discussion of the Company’s market risks and Value-at-Risk (“VaR”) model, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A herein. Market RWAs incorporate two components: general risk and specific risk. General and specific risk charges are computed using either the Company’s VaR model or Standardized Approach in accordance with regulatory requirements.

Credit RWAs reflect capital charges attributable to the risk of loss arising from a borrower or counterparty failing to meet its financial obligations. For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A herein.

Total allowable capital is composed of Tier 1 capital, which includes Tier 1 common capital, and Tier 2 capital. Under the Federal Reserve’s final rules regarding capital plans, Tier 1 common capital is calculated as Tier 1 capital less non-common elements in Tier 1 capital. Non-common elements include perpetual preferred stock and related surplus, minority interests in subsidiaries, trust preferred securities and mandatory convertible preferred securities. Tier 1 capital consists predominantly of common shareholders’ equity as well as qualifying preferred stock and qualifying restricted core capital elements (qualifying trust preferred securities and noncontrolling interests) less goodwill, non-servicing intangible assets (excluding allowable mortgage servicing rights), net deferred tax assets (recoverable in excess of one year), an after-tax debt valuation adjustment and certain other deductions, including equity investments. The debt valuation adjustment in the below table represents the cumulative change in fair value of certain long-term and short-term borrowings that was attributable to the Company’s own instrument-specific credit spreads and is included in retained earnings. For a further discussion of fair value, see Note 4 to the consolidated financial statements.

At December 31, 2012, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 17.7% and total capital to RWAs of 18.5% (6% and 10% being well-capitalized for regulatory purposes, respectively). The total capital to RWAs ratio reflects an increase of approximately 65 basis points that is the result of a $2 billion subordinated debt issuance by the Company in October 2012. See “Long-Term Borrowing Activity in 2012” for the detail of the subordinated debt issuance. The ratio of Tier 1 common capital to RWAs was 14.6% (5% being the minimum under the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) framework). Financial holding companies are subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the year. At December 31, 2012, the Company was in compliance with this leverage restriction with a Tier 1 leverage ratio of 7.1% (5% being well-capitalized for regulatory purposes).

The following table reconciles the Company’s total shareholders’ equity to Tier 1 common, Tier 1, Tier 2 and Total allowable capital as defined by the regulations issued by the Federal Reserve and presents the Company’s consolidated capital ratios at December 31, 2012 and December 31, 2011:

	At December 31, 2012	At December 31, 2011
	(dollars in millions)
Allowable capital
Common shareholders’ equity	$60,601	$60,541
Less: Goodwill	(6,650)	(6,686)
Less: Non-servicing intangible assets	(3,777)	(4,165)
Less: Net deferred tax assets(1)	(4,785)	(6,098)
Less: After-tax debt valuation adjustment	823	(2,296)
Other deductions	(1,418)	(1,511)

Tier 1 common capital(1)(2)	44,794	39,785

Qualifying preferred stock	1,508	1,508
Qualifying restricted core capital elements	8,058	9,821

Tier 1 capital(1)	54,360	51,114

Qualifying subordinated debt and restricted core capital elements	2,783	4,546
Other qualifying amounts	197	17
Other deductions	(714)	(721)

Tier 2 capital	2,266	3,842

Total allowable capital(1)	$56,626	$54,956

Total risk-weighted assets(1)	$306,746	$314,817

Capital ratios
Total capital ratio(1)	18.5%	17.5%

Tier 1 common capital ratio(1)(2)	14.6%	12.6%

Tier 1 capital ratio(1)	17.7%	16.2%

Tier 1 leverage ratio(1)	7.1%	6.6%

(1)	The Company’s December 31, 2011 Tier 1 common capital ratio, Tier 1 capital ratio and Total capital ratio were each reduced by approximately 30 basis points, and Tier 1 leverage ratio was reduced by approximately 20 basis points due to an approximate $1.2 billion deferred tax asset disallowance adjustment, which resulted in a reduction to the Company’s Tier 1 common capital, Tier 1 capital, Total capital, RWAs and adjusted average assets by such amount.
(2)	Tier 1 common capital ratio equals Tier 1 common capital divided by RWAs. On December 30, 2011, the Federal Reserve formalized regulatory definitions for Tier 1 common capital and Tier 1 common capital ratio. The Federal Reserve defined Tier 1 common capital as Tier 1 capital less non-common elements in Tier 1 capital, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities. Previously, the Company’s definition of Tier 1 common capital included all of the items noted in the Federal Reserve’s definition, but it also included an adjustment for the portion of goodwill and non-servicing intangible assets associated with the Wealth Management JV’s noncontrolling interests (i.e., Citi’s share of the Wealth Management JV’s goodwill and intangibles). The Company’s conformance to the Federal Reserve’s definition under the final rule reduced its Tier 1 common capital and Tier 1 common ratio by approximately $4.2 billion and 132 basis points, respectively, at December 31, 2011.

In November 2011 the Federal Reserve issued the final rule regarding capital plans, which requires large bank holding companies such as the Company to submit capital plans on an annual basis in order for the Federal Reserve to assess the companies’ systems and processes that incorporate forward-looking projections of revenues and losses to monitor and maintain their internal capital adequacy. The rule also requires that such companies receive no objection from the Federal Reserve before making a capital action. The Company received no objection to its 2012 capital plan, including the acquisition of an additional 14% of the Wealth Management JV, which was completed in September 2012, and ongoing payment of current common and preferred dividends.

The Dodd-Frank Act imposes stress test requirements on large bank holding companies, including the Company. In October 2012, the Federal Reserve issued its stress test final rule as required by the Dodd-Frank Act that requires the Company to conduct semi-annual company-run stress tests. The Company is required to publicly disclose the summary results of its company-run stress tests under the severely adverse economic scenario. The rule also subjects the Company to an annual supervisory stress test conducted by the Federal Reserve. The Federal Reserve has announced that it will, by March 7, 2013 publish a summary of the supervisory stress test results of each company subject to the final rule, including the Company. In November 2012, the Federal Reserve issued instructions regarding the 2013 CCAR process to the 19 bank holding companies, including the Company, that became subject to the Federal Reserve’s final rule on November 15, 2012. The 2013 CCAR instructions described how the Federal Reserve’s CCAR capital planning process would be integrated with the stress test requirements in the Dodd-Frank Act. The Company submitted its 2013 capital plan to the Federal Reserve in January 2013.

The Dodd-Frank Act also requires national banks and federal savings associations with total consolidated assets of more than $10 billion to conduct an annual stress test. Beginning in 2013, the regulation requires national banks with more than $50 billion in average total consolidated assets, including Morgan Stanley Bank, N.A. (“MSBNA”), to conduct its first stress test. MSBNA submitted its stress test results to the OCC and the Federal Reserve in January 2013.

The Company’s public disclosure of the results of the stress tests is required to include, with respect to the severely adverse scenario, any changes in regulatory capital ratios of the Company and MSBNA and an explanation of the most significant causes for the changes in regulatory capital ratios.

In December 2007, the U.S. banking regulators published final regulations incorporating the Basel II Accord, which requires internationally active U.S. banking organizations, as well as certain of their U.S. bank subsidiaries, to implement Basel II standards over the next several years. In July 2010, the Company began reporting its capital adequacy standards on a parallel basis to its regulators under Basel I and Basel II as part of a phased implementation of Basel II.

In June 2012, the U.S. banking regulators issued final rules that implement the Basel Committee’s revised market risk framework, referred to as “Basel 2.5,” which increases capital requirements for securitizations and correlation trading within the Company’s trading book. On January 1, 2013, the U.S. banking regulators’ rules to implement Basel 2.5 became effective. The Company’s risk-weighted assets will increase under the Basel 2.5 guidelines, and if such rules were applied as of December 31, 2012, they would have decreased the Company’s Tier 1 common capital ratio by approximately 400 basis points. The estimates are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of risks and uncertainties that may affect the Company, see “Risk Factors” in Part I Item 1A herein.

In December 2010, the Basel Committee reached an agreement on Basel III. In June 2012, the U.S. banking regulators proposed rules to implement many aspects of Basel III (the “U.S. Basel III proposals”).

The U.S. Basel III proposals contain new capital standards that raise the quality of capital, strengthen counterparty credit risk capital requirements, introduce a leverage ratio as a supplemental measure to the risk-based ratio and replace the use of externally developed credit ratings with alternatives such as internally developed credit ratings. The proposals include a new capital conservation buffer, which imposes a common equity Tier 1 capital requirement above the new minimum that can be depleted under stress, and could result in restrictions on capital distributions and discretionary bonuses under certain circumstances. The proposals also provide for a potential countercyclical buffer which regulators can activate during periods of excessive credit growth in their jurisdiction. Although the U.S. Basel III proposals do not address the Basel Committee’s new additional loss absorbency capital requirement for Global Systemically Important Banks (“G-SIBs”), such as the Company, the U.S. banking regulators indicated that guidance on the implementation of the Basel Committee’s G-SIB capital surcharge in the United States would be forthcoming. In November 2012, the Financial Stability Board provisionally assigned the Company a capital surcharge of 1.5 percent of common equity Tier 1 capital to RWA on a scale of 1.0 percent to 2.5 percent. The Financial Stability Board stated that it intends to update the G-SIB list annually based on new data. The U.S. Basel III proposals also propose amendments to the advanced approaches risk-based capital rule that change certain aspects of the treatment of counterparty credit risk under the Basel II framework and replace the use of externally developed credit ratings with proposed alternatives such as internally developed credit ratings. The U.S. Basel III proposals contemplate that the new capital requirements would be phased in over several years, beginning in 2013. In November 2012, the U.S. banking regulators announced that the U.S. Basel III proposals would not become effective on January 1, 2013. The announcement did not specify new implementation or phase-in dates for the U.S. Basel III proposals.

In June 2011, the U.S. banking regulators published final regulations implementing a provision of the Dodd-Frank Act requiring that certain institutions supervised by the Federal Reserve, including the Company, be subject to minimum capital requirements that are not less than the generally applicable risk-based capital requirements. Currently, this minimum “capital floor” is based on Basel I. The U.S. Basel III proposals would replace the current Basel I-based “capital floor” with a standardized approach that, among other things, modifies the existing risk weights for certain types of asset classes.

Pursuant to provisions of the Dodd-Frank Act, over time, trust preferred securities that meet Tier 2 capital eligibility criteria will no longer qualify as Tier 1 capital but will qualify only as Tier 2 capital. This change in regulatory capital treatment will be phased in incrementally during a transition period that started on January 1, 2013 and will end on January 1, 2016. This provision of the Dodd-Frank Act accelerates the phasing out of trust preferred securities provided in Basel III.

The Company estimates its RWAs based on a preliminary analysis of the Basel III guidelines published to date and other factors. The Company estimates its pro forma Tier 1 common capital ratio under Basel III to be approximately 9.5% as of December 31, 2012. This is a preliminary estimate assuming relevant advanced approach regulatory model approvals and may change based on final rules to be issued by the Federal Reserve. If the Company does not receive such model approvals, this could have a significant impact on the Company’s estimates. In addition, our estimate may not be comparable with that of other financial services firms given the final rules have not been issued and our estimate may be calculated differently from other financial services firms. The pro forma Tier 1 common capital ratio under Basel III is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to gauge future regulatory capital requirements. The pro forma Tier 1 common capital ratio estimate is based on shareholders’ equity, Tier 1 common capital and RWAs at December 31, 2012. This preliminary estimate is subject to risks and uncertainties that may cause actual results to differ materially and should not be taken as a projection of what the Company’s capital ratios, RWAs, earnings or other results will actually be at these future dates. For a discussion of risks and uncertainties that may affect the future results of the Company, please see “Risk Factors” in Part I, Item 1A herein.

Required Capital.

The Company’s required capital (“Required Capital”) estimation is based on the Required Capital Framework, an internal capital adequacy measure. This framework is a risk-based internal use of capital measure, which is compared with the Company’s regulatory capital to help ensure the Company maintains an amount of risk-based going concern capital after absorbing potential losses from extreme stress events where applicable, at a point in time. The difference between the Company’s regulatory capital and aggregate Required Capital is Parent capital. Average Tier 1 common capital, aggregate Required Capital and Parent capital for 2012 were approximately $42.8 billion, $27.3 billion and $15.5 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, organic growth, acquisitions and other capital needs.

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

For a further discussion of the Company’s Tier 1 common capital, see “Capital” herein.

The following table presents the business segments’ and Parent’s average Tier 1 common capital and average common equity for 2012 and 2011:

	2012		2011
	Average Tier 1 Common Capital	Average Common Equity	Average Tier 1 Common Capital	Average Common Equity
	(dollars in billions)
Institutional Securities	$22.3	$29.0	$25.9	$32.7
Global Wealth Management Group	3.7	13.3	3.3	13.2
Asset Management	1.3	2.4	1.5	2.6
Parent capital	15.5	16.1	5.3	5.9

Total	$42.8	$60.8	$36.0	$54.4

The Company updated its Required Capital Framework methodology, with the regulatory changes becoming effective in 2013. As a result of this update to the Required Capital Framework methodology, and taking the estimated impact of Basel 2.5 into consideration, Parent capital is estimated to decrease by approximately $13 billion with a corresponding increase allocated to the business segments.

Liquidity.

The Basel Committee has developed two standards for supervisors to use in liquidity risk supervision. The first standard’s objective is to promote the short-term resilience of the liquidity risk profile of banks and bank holding companies. The Basel Committee developed the Liquidity Coverage Ratio (“LCR”) to ensure banks have sufficient high-quality liquid assets to cover net cash outflows arising from significant stress over 30 calendar days. The standard requires that the value of the ratio be no lower than 100%; the Company is compliant with this liquidity standard. The second standard’s objective is to promote resilience over a longer time horizon. The Net Stable Funding Ratio (“NSFR”) has a time horizon of one year and builds on traditional “net liquid asset” and “cash capital” methodologies used widely by internationally active banking organizations to provide a sustainable maturity structure of assets and liabilities. The NSFR is defined as the amount of available stable funding to the amount of required stable funding. This ratio must be greater than 100%. After an observation period that began in 2011, the LCR, including any revisions, will be introduced on January 1, 2015. The NSFR, including any revisions, will move to a minimum standard by January 1, 2018. The Company will continue to monitor the development of these standards, including any further calibration by the Basel Committee and their potential impact on the Company’s current liquidity and funding requirements.

In addition, in December 2011, the Federal Reserve issued proposed rules to implement certain requirements of the Dodd-Frank Act’s systemic risk regime, including with respect to liquidity. The proposed rules would require systemically important financial institutions, such as the Company, to maintain a sufficient quantity of highly liquid assets to survive a projected 30-day liquidity stress event, to conduct regular liquidity stress tests, and to implement various liquidity risk management requirements.

Off-Balance Sheet Arrangements with Unconsolidated Entities.

The Company enters into various arrangements with unconsolidated entities, including variable interest entities (“VIE”), primarily in connection with its Institutional Securities and Asset Management business segments.

Institutional Securities Activities.    The Company utilizes special purpose entities (“SPE”) primarily in connection with securitization activities. The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the consolidated statements of income. Retained interests in securitized financial assets were approximately $3.2 billion and $2.9 billion at December 31, 2012 and December 31, 2011, respectively, substantially all of which were related to U.S. agency collateralized mortgage obligations, commercial mortgage loan and residential mortgage loan securitization transactions. For further information about the Company’s securitization activities, see Note 7 to the consolidated financial statements.

The Company has entered into liquidity facilities with SPEs and other counterparties, whereby the Company is required to make certain payments if losses or defaults occur. The Company often may have recourse to the underlying assets held by the SPEs in the event payments are required under such liquidity facilities (see Note 13 to the consolidated financial statements).

Asset Management Activities.    As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. These amounts are noted in the table below under “General partner guarantees”.

Guarantees.    The Company discloses information about its obligations under certain guarantee arrangements. Guarantees are defined as contracts and indemnification agreements that contingently require a guarantor to make payments to the guaranteed party based on changes in an underlying measure (such as an interest or foreign exchange rate, a security or commodity price, an index, or the occurrence or non-occurrence of a specified event) related to an asset, liability or equity security of a guaranteed party. Guarantees are also defined as contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at December 31, 2012:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)	$444,092	$583,649	$716,945	$148,506	$1,893,192	$10,883	$—
Other credit contracts	796	125	155	1,323	2,399	(745)	—
Non-credit derivative contracts(1)	943,448	798,348	281,877	411,271	2,434,944	76,880	—
Standby letters of credit and other financial guarantees issued(2)(3)	796	1,253	1,269	5,742	9,060	(189)	7,086
Market value guarantees	—	93	108	531	732	10	101
Liquidity facilities	2,403	148	—	—	2,551	(4)	3,764
Whole loan sales representations and warranties	—	—	—	24,950	24,950	79	—
Securitization representations and warranties	—	—	—	70,904	70,904	35	—
General partner guarantees	69	43	—	200	312	76	—

(1)	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 12 to the consolidated financial statements.
(2)	Approximately $2.0 billion of standby letters of credit are also reflected in the “Commitments” table below in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Financial instruments owned or Financial instruments sold, not yet purchased in the consolidated statements of financial condition.
(3)	Amounts include guarantees issued by consolidated real estate funds sponsored by the Company of approximately $113 million. These guarantees relate to obligations of the fund’s investee entities, including guarantees related to capital expenditures and principal and interest debt payments. Accrued losses under these guarantees of approximately $4 million are reflected as a reduction of the carrying value of the related fund investments, which are reflected in Financial instruments owned—Investments on the consolidated statements of financial condition.

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

Commitments and Contractual Obligations.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at December 31, 2012 are summarized below by period of expiration.

Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at December 31, 2012
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$1,186	$1	$6	$—	$1,193
Investment activities	794	94	49	292	1,229
Primary lending commitments—investment grade(1)	7,734	11,583	34,743	171	54,231
Primary lending commitments—non-investment grade(1)	924	3,881	10,148	2,161	17,114
Secondary lending commitments(2)	116	103	53	50	322
Commitments for secured lending transactions	235	—	—	—	235
Forward starting reverse repurchase agreements and securities borrowing agreements(3)(4)	45,653	—	—	—	45,653
Commercial and residential mortgage-related commitments	778	16	183	207	1,184
Other commitments	1,534	157	93	95	1,879

Total	$58,954	$15,835	$45,275	$2,976	$123,040

(1)	This amount includes $35.3 billion of investment grade and $8.4 billion of non-investment grade unfunded commitments accounted for as held for investment and $1.4 billion of investment grade and $2.3 billion of non-investment grade unfunded commitments accounted for as held for sale at December 31, 2012. The remainder of these lending commitments is carried at fair value.
(2)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the consolidated statements of financial condition (see Note 4 to the consolidated financial statements).
(3)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to December 31, 2012 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and of the total amount at December 31, 2012, $40.0 billion settled within three business days.
(4)	The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $2.3 billion.

The above table does not include the Company’s commitment to purchase an additional 35% of the Wealth Management JV for $4.725 billion upon obtaining all regulatory approvals (see Note 3 to the consolidated financial statements).

For further description of these commitments, see Note 13 to the consolidated financial statements and “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A herein.

In the normal course of business, the Company enters into various contractual obligations that may require future cash payments. Contractual obligations include long-term borrowings, other secured financings, contractual interest payments, contractual payments on time deposits, operating leases, purchase obligations and expected contributions for pension and postretirement plans. The Company’s future cash payments associated with certain of its obligations at December 31, 2012 are summarized below:

	Payments Due in:
At December 31, 2012	2013	2014-2015	2016-2017	Thereafter	Total
	(dollars in millions)
Long-term borrowings(1)	$25,303	$46,404	$48,121	$49,743	$169,571
Other secured financings(1)	8,528	3,828	610	1,465	14,431
Contractual interest payments(2)	5,982	10,119	7,027	21,127	44,255
Time deposits(3)	3,040	185	—	—	3,225
Operating leases—office facilities(4)	666	1,221	951	2,883	5,721
Operating leases—equipment(4)	324	253	128	134	839
Purchase obligations(5)	615	461	180	45	1,301
Pension and postretirement plans—expected contribution(6)	50	—	—	—	50

Total(7)	$44,508	$62,471	$57,017	$75,397	$239,393

(1)	See Note 11 to the consolidated financial statements. Amounts presented for Other secured financings are financings with original maturities greater than one year.
(2)	Amounts represent estimated future contractual interest payments related to unsecured long-term borrowings based on applicable interest rates at December 31, 2012. Amounts include stated coupon rates, if any, on structured or index-linked notes.
(3)	Amounts represent contractual principal and interest payments related to time deposits primarily held at the Subsidiary Banks.
(4)	See Note 13 to the consolidated financial statements.
(5)	Purchase obligations for goods and services include payments for, among other things, consulting, outsourcing, printing, computer and telecommunications maintenance agreements, certain license agreements related to Wealth Management JV, and certain transmission, transportation and storage contracts related to the commodities business. Purchase obligations at December 31, 2012 reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on the Company’s consolidated statement of financial condition.
(6)	See Note 21 to the consolidated financial statements.
(7)	Amounts exclude unrecognized tax benefits, as the timing and amount of future cash payments are not determinable at this time (see Note 22 to the consolidated financial statements for further information).

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

A significant portion of the Company’s business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar can, therefore, affect the value of non-U.S. dollar net assets, revenues and expenses. Potential exposures as a result of these fluctuations in currencies are closely monitored, and, where cost-justified, strategies are adopted that are designed to reduce the impact of these fluctuations on the Company’s financial performance. These strategies may include the financing of non-U.S. dollar assets with direct or swap-based borrowings in the same currency and the use of currency forward contracts or the spot market in various hedging transactions related to net assets, revenues, expenses or cash flows.

Item  7A.    Quantitative and Qualitative Disclosures about Market Risk.

Risk Management.

Overview.

Management believes effective risk management is vital to the success of the Company’s business activities. Accordingly, the Company employs an enterprise risk management (“ERM”) framework to integrate the diverse roles of risk management into a holistic enterprise structure and to facilitate the incorporation of risk evaluation into decision-making processes across the Company. The Company has policies and procedures in place to identify, assess, monitor and manage the significant risks involved in the activities of its Institutional Securities, Global Wealth Management Group and Asset Management business segments as well as at the holding company level. Principal risks involved in the Company’s business activities include market, credit, capital and liquidity, operational, legal and regulatory risk.

The cornerstone of the Company’s risk management philosophy is the execution of risk-adjusted returns through prudent risk taking that protects the Company’s capital base and franchise. Five key principles underlie this philosophy: comprehensiveness, independence, accountability, defined risk tolerance and transparency. The fast-paced, complex, and constantly evolving nature of global financial markets requires that the Company maintain a risk management culture that is incisive, knowledgeable about specialized products and markets, and subject to ongoing review and enhancement. To help ensure the efficacy of risk management, which is an essential component of the Company’s reputation, senior management requires thorough and frequent communication and the appropriate escalation of risk matters.

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

Risk Committee of the Board.    The BRC is composed of non-management directors. The BRC is responsible for assisting the Board in the oversight of the Company’s risk governance structure; the Company’s risk management and risk assessment guidelines and policies regarding market, credit, and liquidity and funding risk; the Company’s risk tolerance; and the performance of the Chief Risk Officer. The BRC reports to the full Board on a regular basis.

Audit Committee of the Board.    The BAC is composed of independent directors. The BAC is responsible for oversight of the integrity of the Company’s consolidated financial statements, the Company’s compliance with legal and regulatory requirements, the Company’s system of internal controls, the qualifications and independence of the Company’s independent auditor, and the performance of the Company’s internal and independent auditors. In addition, the BAC assists the Board in its oversight of certain aspects of risk management, including review of the major franchise, reputational, legal and compliance risk exposures of the Company and the steps management has taken to monitor and control such exposures, as well as guidelines and policies that govern the process for risk assessment and risk management. The BAC reports to the full Board on a regular basis.

Operations and Technology Committee of the Board.    The BOTC is composed of non-management directors. The BOTC is responsible for reviewing the major operational risk exposures of the Company and the steps management has taken to monitor and control such exposures. Additionally, the BOTC is responsible for assisting the Board in its oversight of the Company’s operations and technology strategy, including significant investments in support of such strategy. The BOTC is also responsible for the review and approval of operations and technology policies, as well as the review of the Company’s risk management and risk assessment guidelines and policies regarding operational risk. The BOTC reports to the full Board on a regular basis.

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

Chief Risk Officer.    The Chief Risk Officer, who is independent of business units, reports to the Chief Executive Officer and the BRC. The Chief Risk Officer oversees compliance with the Company’s risk limits; approves exceptions to the Company’s risk limits; independently reviews material market, credit and operational risks; and reviews results of risk management processes with the Board, the BRC, the BAC, and the BOTC, as appropriate. The Chief Risk Officer also coordinates with the Compensation, Management Development and Succession Committee of the Board to evaluate whether the Company’s compensation arrangements encourage unnecessary or excessive risk taking, and whether risks arising from the Company’s compensation arrangements are reasonably likely to have a material adverse effect on the Company.

Internal Audit Department.    The Internal Audit Department provides independent risk and control assessment and reports to the BAC and administratively to the Chief Legal Officer. The Internal Audit Department examines the Company’s operational and control environment and conducts audits designed to cover all major risk categories.

Independent Risk Management Functions.    The independent risk management functions (Market Risk, Credit Risk Management, Operational Risk and Corporate Treasury departments) are independent of the Company’s business units. These groups assist senior management and the FRC in monitoring and controlling the Company’s risk through a number of control processes. Each function maintains its own risk governance structure with specified individuals and committees responsible for aspects of managing risk. Further discussion about the responsibilities of the risk management functions may be found below under “Market Risk”, “Credit Risk”, and “Operational Risk” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 herein.

Control Groups.    The Company control groups include the Human Resources Department, the Legal and Compliance Division, the Operations Division, Global Technology and Data, the Tax Department and Finance. The Company control groups coordinate with the business segment control groups to review the risk monitoring and risk management policies and procedures relating to, among other things, controls over financial reporting and disclosure; the business segment’s market, credit and operational risk profile; sales practices; reputation; legal enforceability; compliance and regulatory risk; and operational and technological risks. Participation by the senior officers of the Company and business segment control groups helps ensure that risk policies and procedures, exceptions to risk limits, new products and business ventures, and transactions with risk elements undergo thorough review.

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

Stress Value-at-Risk.

The Company frequently enhances its market and credit risk management framework to address severe stresses that are observed in global markets during economic downturns. During 2012, the Company expanded and improved its risk measurement processes, including stress tests and scenario analysis, and further refined its market and credit risk limit framework. Stress Value-at-Risk (“S-VaR”), a proprietary methodology that comprehensively measures the Company’s market and credit risks, was further refined and continues to be an important metric used in establishing the Company’s risk appetite and its capital allocation framework. S-VaR simulates many stress scenarios based on more than 25 years of historical data and attempts to capture the different liquidities of various types of general and specific risks. Additionally, S-VaR captures event and default risks that are particularly relevant for credit portfolios.

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

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, the Company incurs market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of the Company’s Value-at-Risk (“VaR”) for market risk exposures is generated. In addition, the Company incurs trading-related market risk within the Global Wealth Management Group business segment. The Asset Management business segment incurs principally Non-trading market risk primarily from capital investments in real estate funds and investments in private equity vehicles.

Sound market risk management is an integral part of the Company’s culture. The various business units and trading desks are responsible for ensuring that market risk exposures are well-managed and prudent. The control groups help ensure that these risks are measured and closely monitored and are made transparent to senior management. The Market Risk Department is responsible for ensuring transparency of material market risks, monitoring compliance with established limits, and escalating risk concentrations to appropriate senior management. To execute these responsibilities, the Market Risk Department monitors the Company’s risk against limits on aggregate risk exposures, performs a variety of risk analyses, routinely reports risk summaries, and maintains the Company’s VaR and scenario analysis systems. These limits are designed to control price and market liquidity risk. Market risk is also monitored through various measures: using statistics (including VaR and related analytical measures); by measures of position sensitivity; and through routine stress testing, which measures the impact on the value of existing portfolios of specified changes in market factors, and scenario analyses conducted by the Market Risk Department in collaboration with the business units. The material risks identified by these processes are summarized in reports produced by the Market Risk Department that are circulated to and discussed with senior management, the FRC, the BRC, and the Board of Directors.

The Chief Risk Officer, who reports to the Chief Executive Officer and the BRC, among other things, monitors market risk through the Market Risk Department, which reports to the Chief Risk Officer and is independent of the business units, and has close interactions with senior management and the risk management control groups in the business units. The Chief Risk Officer is a member of the FRC, chaired by the Chief Executive Officer, which includes the most senior officers of the Company, and regularly reports on market risk matters to this committee, as well as to the Board of Directors and the BRC.

Sales and Trading and Related Activities.

Primary Market Risk Exposures and Market Risk Management.    During 2012, the Company had exposures to a wide range of interest rates, equity prices, foreign exchange rates and commodity prices—and the associated implied volatilities and spreads—related to the global markets in which it conducts its trading activities.

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

The Company is exposed to commodity price and implied volatility risk as a result of market-making activities and maintaining commodity positions in physical commodities (such as crude and refined oil products, natural gas, electricity, and precious and base metals) and related derivatives. Commodity exposures are subject to periods of high price volatility as a result of changes in supply and demand. These changes can be caused by weather conditions; physical production, transportation and storage issues; or geopolitical and other events that affect the available supply and level of demand for these commodities.

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

VaR Methodology, Assumptions and Limitations.    The Company has enhanced its VaR model during 2012 to make it more responsive to current market conditions while maintaining a longer term perspective. This enhancement is consistent with regulatory requirements. The current VaR model has been approved by the Company’s regulators for use in regulatory capital calculations.

The Company estimates VaR using a model based on volatility adjusted historical simulation for general market risk factors and Monte Carlo simulation for name-specific risk in corporate shares, bonds, loans and related derivatives. The model constructs a distribution of hypothetical daily changes in the value of trading portfolios based on the following: historical observation of daily changes in key market indices or other market risk factors; and information on the sensitivity of the portfolio values to these market risk factor changes. The Company’s current VaR model uses four years of historical data with a volatility adjustment to reflect current market conditions. The Company’s prior VaR model also uses four years of historical data but does not make any volatility adjustments and is therefore less responsive to current market conditions. To facilitate the transition to the current VaR model, results using both the current and prior VaR models are included in the Trading Risks section below. The Company’s 95%/one-day VaR corresponds to the unrealized loss in portfolio value that, based on historically observed market risk factor movements, would have been exceeded with a frequency of 5%, or five times in every 100 trading days, if the portfolio were held constant for one day.

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

The Company uses VaR as one of a range of risk management tools. Among their benefits, VaR models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks and portfolio assets. One key element of the VaR model is that it reflects risk reduction due to portfolio diversification or hedging activities. However, VaR has various strengths and limitations, which include, but are not limited to: use of historical changes in market risk factors, which may not be accurate predictors of future market conditions, and may not fully incorporate the risk of extreme market events that are outsized relative to observed historical market behavior or reflect the historical distribution of results beyond the 95% confidence interval; and reporting of losses in a single day, which does not reflect the risk of positions that cannot be liquidated or hedged in one day. A small proportion of market risk generated by trading positions is not included in VaR. The modeling of the risk characteristics of some positions relies on approximations that, under certain circumstances, could produce significantly different results from those produced using more precise measures. VaR is most appropriate as a risk measure for trading positions in liquid financial markets and will understate the risk associated with severe events, such as periods of extreme illiquidity. The Company is aware of these and other limitations and, therefore, uses VaR as only one component in its risk management oversight process. As explained above, this process also incorporates stress testing and scenario analyses and extensive risk monitoring, analysis, and control at the trading desk, division and Company levels.

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

VaR for 2012.    The tables below present VaR for the Company’s Trading portfolio on a year-end, annual average, and annual high and low basis under both the current model as well as the prior model (see Tables 1a and 1b below, respectively). The VaR that would result if the Company were to adopt an alternative confidence level for the VaR statistic (99% rather than 95%) using the current model is also disclosed (see Table 2 below).

The Credit Portfolio VaR is disclosed as a separate category from the Primary Risk Categories. The Credit Portfolio VaR includes the mark-to-market lending exposures and associated hedges, as well as counterparty credit valuation adjustments and related hedges.

Trading Risks.

The tables below present the Company’s 95%/one-day Trading VaR using both the current model and the prior model:

Table 1a: 95% VaR—Current Model	95%/One-Day VaR for 2012				95%/One-Day VaR for 2011
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$56	$56	$87	$33	$62	$63	$99	$41
Equity price	21	26	39	18	23	27	47	20
Foreign exchange rate	10	13	23	7	18	16	27	8
Commodity price	20	24	32	18	26	27	35	21
Less: Diversification benefit(1)(2)	(40)	(55)	N/A	N/A	(64)	(55)	N/A	N/A

Primary Risk Categories	$67	$64	$98	$52	$65	$78	$119	$55

Credit Portfolio	19	26	50	18	50	61	97	37
Less: Diversification benefit(1)(2)	(11)	(17)	N/A	N/A	(34)	(41)	N/A	N/A

Total Trading VaR	$75	$73	$107	$57	$81	$98	$123	$72

(1)	Diversification benefit equals the difference between the total VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.
(2)	N/A–Not Applicable. The minimum and maximum VaR values for the total VaR and each of the component VaRs might have occurred on different days during the year, and therefore the diversification benefit is not an applicable measure.

The Company’s average VaR for the Primary Risk Categories for 2012 was $64 million compared with $78 million for 2011. This decrease was primarily driven by reduced risk in interest rate and credit spread sensitive products.

The average Credit Portfolio VaR for 2012 was $26 million compared with $61 million for 2011. This change was primarily driven by a significant reduction in counterparty exposure to MBIA, which the Company settled in December 2011 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Significant Items—Monoline Insurers” in Part II, Item 7 herein for further information). Additionally, the transition of loans held at fair value to loans held for investment (net of allowance) also contributed to the reduction.

The average Total Trading VaR for 2012 was $73 million compared with $98 million for 2011. This decrease was driven by the aforementioned movements.

To aid in the transition to the current VaR model in 2012, results using the prior model are being provided for comparative purposes. This dual presentation will be discontinued in 2013:

Table 1b: 95% VaR—Prior Model	95%/One-Day VaR for 2012				95%/One-Day VaR for 2011
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$84	$73	$98	$46	$66	$87	$137	$49
Equity price	25	32	46	23	25	31	48	21
Foreign exchange rate	14	16	25	9	18	17	27	8
Commodity price	23	29	40	22	28	30	44	23
Less: Diversification benefit(1)(2)	(57)	(70)	N/A	N/A	(67)	(63)	N/A	N/A

Primary Risk Categories	$89	$80	$108	$65	$70	$102	$170	$60

Credit Portfolio	23	31	52	21	52	97	124	49
Less: Diversification benefit(1)(2)	(17)	(22)	N/A	N/A	(35)	(70)	N/A	N/A

Total Trading VaR	$95	$89	$118	$74	$87	$129	$168	$83

(1)	Diversification benefit equals the difference between the total VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.
(2)	N/A–Not Applicable. The minimum and maximum VaR values for the total VaR and each of the component VaRs might have occurred on different days during the year, and therefore the diversification benefit is not an applicable measure.

The current VaR model estimates are lower than the VaR estimates produced under the prior model because the prior model places more emphasis on the large market moves experienced during the 2008 financial crisis, whereas the current model emphasized more recent volatility, which has been generally lower.

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

Table 2 presents VaR statistics for the Company under an alternative confidence level (95% versus 99%). The Company previously disclosed VaR using a One-Year Risk Factor History as well as a Four-Year Risk Factor History to aid comparison with other firms, many of which use relatively short risk factor histories in their VaR models. The current model, while maintaining a longer term perspective, responds to changes in risk at a rate comparable to a One-Year VaR or an exponentially weighted VaR, and thus the comparison is no longer necessary.

Table 2: 95% and 99% Average Trading VaR—Current Model	95% Average One-Day	99% Average One-Day
	VaR for 2012	VaR for 2012
Market Risk Category	(dollars in millions)
Interest rate and credit spread	$56	$90
Equity price	26	38
Foreign exchange rate	13	20
Commodity price	24	38
Less: Diversification benefit(1)	(55)	(89)

Primary Risk Categories	$64	$97

Credit Portfolio	26	43
Less: Diversification benefit(1)	(17)	(28)

Total Trading VaR	$73	$112

(1)	Diversification benefit equals the difference between the total VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.

Distribution of VaR Statistics and Net Revenues for 2012.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenues is to compare the VaR with actual trading revenues. Assuming no intra-day trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the year is 13, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the adequacy of the VaR model could be questioned. The Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results for the Company, as well as individual business units. For days where losses exceed the 95% or 99% VaR statistic, the Company examines the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results.

The distribution of VaR Statistics and Net Revenues will be presented in the tables below for both the Primary Risk Categories and the Total Trading populations.

Primary Risk Categories.

As shown in Table 1a above, the Company’s average 95%/one-day Primary Risk Categories VaR for 2012 was $64 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Primary Risk Categories VaR for 2012, which was in a range between $55 million and $70 million for approximately 72% of the trading days during the year.

The histogram below shows the distribution of daily net trading revenues for the Company’s businesses that comprise the Primary Risk Categories for 2012. This excludes non-trading revenues of these businesses and revenues associated with the Company’s own credit risk. During 2012, the Company’s businesses that comprise the Primary Risk Categories experienced net trading losses on 39 days, of which no day was in excess of the 95%/one-day Primary Risk Categories VaR.

Total Trading—including the Primary Risk Categories and the Credit Portfolio.

As shown in Table 1a above, the Company’s average 95%/one-day Total Trading VaR, which includes the Primary Risk Categories and the Credit Portfolio, for 2012 was $73 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Total Trading VaR for 2012, which was in a range between $60 million and $80 million for approximately 75% of trading days during the year.

The histogram below shows the distribution of daily net trading revenues for the Company’s Trading businesses for 2012. This excludes non-trading revenues of these businesses and revenues associated with the Company’s own credit risk. During 2012, the Company experienced net trading losses on 37 days, of which no day was in excess of the 95%/one-day Trading VaR.

Non-Trading Risks.

The Company believes that sensitivity analysis is an appropriate representation of the Company’s non-trading risks. Reflected below is this analysis, which covers substantially all of the non-trading risk in the Company’s portfolio.

Counterparty Exposure Related to the Company’s Own Spread.

The credit spread risk relating to the Company’s own mark-to-market derivative counterparty exposure is managed separately from VaR. The credit spread risk sensitivity of this exposure corresponds to an increase in value of approximately $6 million for each 1 basis point widening in the Company’s credit spread level for both December 31, 2012 and December 31, 2011.

Funding Liabilities.

The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $13 million and $12 million for each 1 basis point widening in the Company’s credit spread level for December 31, 2012 and December 31, 2011, respectively.

Interest Rate Risk Sensitivity on Income from Continuing Operations.

The Company measures the interest rate risk of certain assets and liabilities by calculating the hypothetical sensitivity of net interest income to potential changes in the level of interest rates over the next twelve months. This sensitivity analysis includes positions that are mark-to-market, as well as positions that are accounted for on an accrual basis. For interest rate derivatives that are perfect economic hedges to non-mark-to-market assets or liabilities, the disclosed sensitivities include only the impact of the coupon accrual mismatch. This treatment mitigates the effects caused by the measurement basis differences between the economic hedge and the corresponding hedged instrument.

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

	December 31, 2012		December 31, 2011
	+100 Basis Points	+200 Basis Points	+100 Basis Points	+200 Basis Points
	(dollars in millions)
Impact on income from continuing operations before income taxes	$749	$1,140	$600	$1,080
Impact on income from continuing operations before income taxes excluding Citi's share of the Wealth Management JV (1)(2)	477	718	370	672

(1)	Amounts for December 31, 2012 exclude Citi’s portion of income from continuing operations before taxes associated with its redeemable noncontrolling interest in the Wealth Management Joint Venture.
(2)	Amounts for December 31, 2011 exclude Citi’s portion of income from continuing operations before taxes associated with its nonredeemable noncontrolling interest in the Wealth Management Joint Venture.

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

	10% Sensitivity
Investments	December 31, 2012	December 31, 2011
	(dollars in millions)
Investments related to Asset Management activities:
Hedge fund investments	$120	$141
Private equity and infrastructure funds	125	108
Real estate funds	138	133
Other investments:
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	143	144
Other Company investments	292	297

Credit Risk.

Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations. The Company primarily incurs credit risk exposure to institutions and individuals mainly through the Institutional Securities and Global Wealth Management Group business segments.

The Company may incur credit risk in the Institutional Securities business segment through a variety of activities, including, but not limited to, the following:

•	entering into swap or other derivative contracts under which counterparties have obligations to make payments to the Company;

•	extending credit to clients through various lending commitments;

•	providing short- or long-term funding that is secured by physical or financial collateral whose value may at times be insufficient to fully cover the loan repayment amount;

•	posting margin and/or collateral to clearinghouses, clearing agencies, exchanges, banks, securities firms and other financial counterparties;

•	investing or trading in securities and loan pools, whereby the value of these assets may fluctuate based on realized or expected defaults on the underlying obligations or loans.

The Company incurs credit risk in the Global Wealth Management Group business segment primarily through lending to individual investors, including the following:

•	margin loans collateralized by securities;

•	non-purpose loans predominantly collateralized by securities;

•	single-family residential prime mortgage loans in conforming, non-conforming or home equity lines of credit (“HELOC”) form.

The Company also incurs nominal credit risk in the Asset Management business segment, whereby the Company enters into OTC derivative hedges to manage currency, interest rate and other market risks associated with capital investments made to facilitate new fund launches.

Monitoring and Control.

In order to protect the Company from losses, the Credit Risk Management Department establishes company-wide practices to evaluate, monitor and control credit risk exposure at the transaction, obligor and portfolio levels. The Credit Risk Management Department approves extensions of credit, evaluates the creditworthiness of the Company’s counterparties and borrowers on a regular basis, and ensures that credit exposure is actively monitored and managed. The evaluation of counterparties and borrowers includes an assessment of the probability that an obligor will default on its financial obligations and any losses that may occur when an obligor defaults. In addition, credit risk exposure is actively managed by credit professionals and committees within the Credit Risk Management Department and through various risk committees, whose membership includes individuals from the Credit Risk Management Department. A comprehensive and global Credit Limits Framework is also utilized to evaluate and manage credit risk levels across the Company. The Credit Limits Framework is calibrated within the Company’s risk tolerance and includes single-name limits and portfolio concentration limits by country, industry and product type. The Credit Risk Management Department ensures transparency of material credit risks, compliance with established limits and escalation of risk concentrations to appropriate senior management. The Credit Risk Management Department also works closely with the Market Risk Department and applicable business units to monitor risk exposures and to perform stress tests to identify, analyze and control credit risk concentrations arising in the Company’s lending and trading activities. The stress tests shock market factors (e.g., interest rates, commodity prices, equity prices) and risk parameters such as default probabilities and expected losses in order to identify potential credit exposure concentrations to individual counterparties, countries and industries. Stress and scenario tests are conducted in accordance with established Company policies and procedures and comply with methodologies outlined in the Basel regulatory framework.

Credit Evaluation.    The evaluation of corporate and commercial counterparties as well as certain high net worth borrowers includes assigning obligor credit ratings, which reflect an assessment of an obligor’s probability of default. Credit evaluations typically involve the assessment of financial statements, leverage, liquidity, capital strength, asset composition and quality, market capitalization and access to capital markets, cash flow projections and debt service requirements, and the adequacy of collateral, if applicable. The Credit Risk Management Department also evaluates strategy, market position, industry dynamics, obligor’s management and other factors that could affect the obligor’s risk profile. Additionally, the Credit Risk Management Department evaluates the relative position of the Company’s particular obligation in the borrower’s capital structure and relative recovery prospects, as well as collateral (if applicable) and other structural elements of the particular transaction.

The evaluation of consumer borrowers is tailored to the specific type of lending. Margin and non-purpose securities-based loans are evaluated based on factors that include, but are not limited to, the amount of the loan, the degree of leverage and the quality, diversification, price volatility and liquidity of the collateral. The underwriting of residential real estate loans includes, but is not limited to review of the obligor’s income, net worth, liquidity, collateral, loan-to-value ratio and credit bureau information. Subsequent credit monitoring for residential real estate loans is performed at the portfolio level and for consumer loans, collateral values are monitored on an ongoing basis.

Credit risk metrics assigned to corporate, commercial and consumer borrowers during the evaluation process are incorporated into the Credit Risk Management Department’s maintenance of the allowance for loan losses for the loans held for investment portfolio. Such allowance serves as a safeguard against probable inherent losses as well as probable losses related to loans identified for impairment. For more information on the Company’s allowance for loan losses, see Notes 2 and 8 to the consolidated financial statements.

Risk Mitigation.    The Company may seek to mitigate credit risk from its lending and trading activities in multiple ways, including collateral provisions, guarantees and hedges. At the transaction level, the Company seeks to mitigate risk through management of key risk elements such as size, tenor, financial covenants, seniority and collateral. The Company actively hedges its lending and derivatives exposure through various financial instruments that may include single-name, portfolio and structured credit derivatives. Additionally, the Company may sell, assign or sub-participate funded loans and lending commitments to other financial institutions in the primary and secondary loan market. In connection with its derivatives trading activities, the Company generally enters into master netting agreements and collateral arrangements with counterparties. These agreements provide the Company with the ability to demand collateral, as well as to liquidate collateral and offset receivables and payables covered under the same master agreement in the event of counterparty default.

Lending Activities.

The Company provides loans to a variety of customers, from large corporate and institutional clients to high net worth individuals. The table below summarizes the Company’s loans classified as Loans and Financial instruments owned in the consolidated statements of financial condition at December 31, 2012. See Notes 4 and 8 to the consolidated financial statements for further information.

	Institutional Securities Corporate Lending(1)	Institutional Securities Other(2)	Global Wealth Management Group(3)	Total
	(dollars in millions)
Commercial and industrial	$5,688	$755	$2,909	$9,352
Consumer loans	—	—	7,615	7,615
Residential real estate loans	—	—	6,625	6,625
Wholesale real estate loans	—	318	7	325

Loans held for investment, net of allowance	5,688	1,073	17,156	23,917

Loans held for sale	4,964	23	142	5,129

Loans held at fair value	7,682	9,629	—	17,311

Total loans	$18,334	$10,725	$17,298	$46,357

(1)	In addition to loans, at December 31, 2012, $43.7 billion of unfunded lending commitments were accounted for as held for investment, $3.7 billion of unfunded lending commitments were accounted for as held for sale and $23.9 billion of unfunded lending commitments were accounted for at fair value.
(2)	In addition to loans, at December 31, 2012, $0.2 billion of unfunded lending commitments were accounted for as held for investment and $0.8 billion of unfunded lending commitments were accounted for at fair value.
(3)	In addition to loans, at December 31, 2012, $2.4 billion of unfunded lending commitments were accounted for as held for investment and $0.3 billion of unfunded lending commitments were accounted for as held for sale.

Institutional Securities Corporate Lending Activities.    In connection with certain of its Institutional Securities business segment activities, the Company provides loans or lending commitments to select corporate clients. These loans and lending commitments have varying terms; may be senior or subordinated; may be secured or unsecured; are generally contingent upon representations, warranties and contractual conditions applicable to the borrower; and may be syndicated, traded or hedged by the Company.

The Company’s corporate lending credit exposure is primarily from loan and lending commitments used for general corporate purposes, working capital and liquidity purposes and typically consist of revolving lines of credit, letter of credit facilities and certain term loans. In addition, the Company provides “event-driven” loans and lending commitments associated with a particular event or transaction, such as to support client merger, acquisition or recapitalization activities. The Company’s “event-driven” loans and lending commitments typically consist of revolving lines of credit, term loans and bridge loans.

Corporate lending commitments may not be indicative of the Company’s actual funding requirements, as the commitment may expire unused or the borrower may not fully utilize the commitment or the Company’s portion of the commitment may be reduced through the syndication or sales process. Such syndications or sales may involve third-party institutional investors where the Company may have a custodial relationship, such as prime brokerage clients.

The Company may hedge and/or sell its exposures in connection with loans and lending commitments. Additionally, the Company may mitigate credit risk by requiring borrowers to pledge collateral and include financial covenants in lending commitments. In the consolidated statements of financial condition, these loans are carried at either fair value with changes in fair value recorded in earnings or held for investment, which is recorded at amortized cost, or held for sale, which is recorded at lower of cost or fair value.

During 2011, the Company accounted for certain new loans and lending commitments as held for investment. Effective April 1, 2012, the Company began accounting for all new originated Corporate loans and lending commitments as either held for investment or held for sale.

The tables below presents the Company’s credit exposure from its corporate lending positions and lending commitments, which is measured in accordance with the Company’s internal risk management standards at December 31, 2012 and December 31, 2011. The “total corporate lending exposure” column includes funded and unfunded loans and lending commitments. Lending commitments represent legally binding obligations to provide funding to clients at December 31, 2012 and December 31, 2011 for all lending transactions. Since commitments associated with these business activities may expire unused or may not be utilized to full capacity, they do not necessarily reflect the actual future cash funding requirements.

Corporate Lending Commitments and Funded Loans at December 31, 2012

	Years to Maturity				Total Corporate Lending Exposure(2)
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$611	$107	$111	$—	$829
AA	3,028	798	5,664	68	9,558
A	2,656	5,279	11,108	185	19,228
BBB	2,420	10,274	19,560	736	32,990

Investment grade	8,715	16,458	36,443	989	62,605
Non-investment grade	1,663	5,303	15,305	3,000	25,271

Total	$10,378	$21,761	$51,748	$3,989	$87,876

(1)	Obligor credit ratings are determined by the Credit Risk Management Department.
(2)	Total corporate lending exposure represents the Company’s potential loss assuming the market price of funded loans and lending commitments was zero.

Corporate Lending Commitments and Funded Loans at December 31, 2011

	Years to Maturity				Total Corporate Lending Exposure (2)
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$779	$385	$90	$—	$1,254
AA	3,878	1,660	4,433	65	10,036
A	5,234	5,378	8,463	215	19,290
BBB	4,532	6,538	17,539	226	28,835

Investment grade	14,423	13,961	30,525	506	59,415
Non-investment grade	2,451	5,276	13,272	2,460	23,459

Total	$16,874	$19,237	$43,797	$2,966	$82,874

(1)	Obligor credit ratings are determined by the Credit Risk Management Department.
(2)	Total corporate lending exposure represents the Company’s potential loss assuming the market price of funded loans and lending commitments was zero.

At December 31, 2012 and December 31, 2011, the aggregate amount of investment grade funded loans was $8.4 billion and $7.8 billion, respectively, and the aggregate amount of non-investment grade funded loans was $8.2 billion and $7.8 billion, respectively. In connection with these corporate lending activities (which include corporate funded and unfunded loans and lending commitments), the Company had hedges (which include “single name,” “sector” and “index” hedges) with a notional amount of $19.7 billion and $35.8 billion related to the total corporate lending exposure of $87.9 billion and $82.9 billion at December 31, 2012 and December 31, 2011, respectively.

“Event-Driven” Loans and Lending Commitments at December 31, 2012 and December 31, 2011.

Included in the total corporate lending exposure amounts in the table above at December 31, 2012 were “event-driven” exposures of $5.6 billion composed of funded loans of $2.1 billion and lending commitments of $3.5 billion. Included in the “event-driven” exposure at December 31, 2012 were $3.9 billion of loans and lending commitments to non-investment grade borrowers. The maturity profile of the “event-driven” loans and lending commitments at December 31, 2012 was as follows: 35% will mature in less than 1 year, 12% will mature within 1 to 3 years, 18% will mature within 3 to 5 years and 35% will mature in over 5 years.

Included in the total corporate lending exposure amounts in the table above at December 31, 2011 were “event-driven” exposure of $7.2 billion composed of funded loans of $3.0 billion and lending commitments of $4.2 billion. Included in the “event-driven” exposure at December 31, 2011 were $3.8 billion of loans and lending commitments to non-investment grade borrowers. The maturity profile of the “event-driven” loans and lending commitments at December 31, 2011 was as follows: 55% will mature in less than 1 year, 9% will mature within 1 to 3 years, 13% will mature within 3 to 5 years and 23% will mature in over 5 years.

At December 31, 2012 and December 31, 2011, $554 million and $301 million of the Company’s “event-driven” loans were on a non-accrual basis, respectively; all other “event-driven” loans were current. These loans primarily are those the Company originated prior to the financial crisis in 2008 and was unable to sell or syndicate. For loans carried at fair value that are on non-accrual status, interest income is recognized on a cash basis.

Institutional Securities Other Lending Activities.    In addition to the primary corporate lending activity described above, the Institutional Securities business segment engages in other lending activity. These loans include corporate loans purchased in the secondary market, commercial and residential mortgage loans, asset-backed loans and financing extended to equities and commodities customers. At December 31, 2012, approximately 98% of Institutional Securities Other lending activities held for investment were current; less than 3% were on non-accrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

Global Wealth Management Group Lending Activities.    The principal Global Wealth Management Group activities that result in credit risk to the Company include purpose and non-purpose securities-based lending, structured credit facilities and residential mortgage lending. Margin or purpose lending allows clients to borrow money against the value of qualifying securities for the purpose of purchasing, trading, or carrying margin stock or refinancing margin debt. Non-purpose securities-based lending allows clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying margin stock or refinancing margin debt. The Company establishes approved lines and advance rates against qualifying securities and monitors limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral or reduce borrowings when necessary. In certain instances, the Company enters into reverse repurchase agreements and securities borrowed transactions to acquire securities to cover short positions, to settle other securities obligations and to accommodate customers’ needs.

The Global Wealth Management Group also provides structured secured and unsecured credit facilities to high net worth individuals and their small and medium-sized domestic businesses, with a suite of products that includes working capital lines of credit, revolving lines of credit, standby letters of credit and term loans. Decisions to extend credit are based on an analysis of the borrower, the guarantor, the collateral, cash flow, liquidity, leverage and credit history.

With respect to first and second lien mortgages, including HELOC loans, a loan evaluation process is adopted within a framework of credit underwriting policies and collateral valuation. The Company’s underwriting policy is designed to ensure that all borrowers pass an assessment of capacity and willingness to pay, which includes an analysis of applicable industry standard credit scoring models (e.g., Fair Isaac Corporation (“FICO”) scores), debt ratios and reserves of the borrower. Loan-to-collateral value ratios are determined based on independent third-party property appraisal/valuations, and security lien position is established through title/ownership reports. Eligible conforming loans are currently held for sale, while most non-conforming and HELOC loans are held for investment in the Company’s portfolio.

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

At December 31, 2012, approximately 99% of the Global Wealth Management Group business segment’s loans held for investment portfolio were current.

Credit Exposure—Derivatives.

The Company incurs credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. In connection with its OTC derivative activities, the Company generally enters into master netting agreements and collateral arrangements with counterparties. These agreements provide the Company with the ability to demand collateral as well as to liquidate collateral and offset receivables and payables covered under the same master agreement in the event of counterparty default. The Company manages its trading positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging. Hedging activities consist of the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). For credit exposure information on the Company’s OTC derivative products, see Note 12 to the consolidated financial statements.

Credit Derivatives.    A credit derivative is a contract between a seller (guarantor) and buyer (beneficiary) of protection against the risk of a credit event occurring on a set of debt obligations issued by a specified reference entity. The beneficiary pays a periodic premium over the life of the contract and is protected for the period. If a credit event occurs, the guarantor is required to make payment to the beneficiary based on the terms of the credit derivative contract. Credit events, as defined in the contract, may be one or more of the following defined events: bankruptcy, dissolution or insolvency of the referenced entity, failure to pay, obligation acceleration, repudiation, payment moratorium and restructurings.

The Company trades in a variety of credit derivatives and may either purchase or write protection on a single name or portfolio of referenced entities. In transactions referencing a portfolio of referenced names or securities, protection may be limited to a tranche of exposure or a single name within the portfolio. The Company is an active market maker in the credit derivatives markets. As a market maker, the Company works to earn a bid-offer spread on client flow business and manages any residual credit or correlation risk on a portfolio basis. Further, the Company uses credit derivatives to manage its exposure to residential and commercial mortgage loans and corporate lending exposures during the periods presented. The effectiveness of the Company’s CDS protection as a hedge of the Company’s exposures may vary depending upon a number of factors, including the contractual terms of the CDS.

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

The following table summarizes the key characteristics of the Company’s credit derivative portfolio by counterparty at December 31, 2012 and December 31, 2011. The fair values shown are before the application of any counterparty or cash collateral netting. For additional credit exposure information on the Company’s credit derivative portfolio, see Note 12 to the consolidated financial statements.

	At December 31, 2012
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$60,728	$57,399	$3,329	$1,620,774	$1,573,217
Insurance and other financial institutions	7,313	6,908	405	278,705	313,897
Non-financial entities	226	187	39	7,922	6,078

Total	$68,267	$64,494	$3,773	$1,907,401	$1,893,192

(1)	The Company’s CDS are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 7% of receivable fair values and 5% of payable fair values represent Level 3 amounts (see Note 4 to the consolidated financial statements).

	At December 31, 2011
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$123,821	$117,125	$6,696	$2,099,438	$2,039,555
Insurance and other financial institutions	13,467	13,334	133	326,633	386,720
Monolines(2)	298	5	293	18,647	—
Non-financial entities	1,205	262	943	17,543	6,129

Total	$138,791	$130,726	$8,065	$2,462,261	$2,432,404

(1)	The Company’s CDS are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 11% of receivable fair values and 7% of payable fair values represent Level 3 amounts (see Note 4 to the consolidated financial statements).
(2)	Credit derivatives used to hedge the Company’s credit exposure to Monolines (including derivative counterparty exposure) are included in the table based on the counterparties writing such hedges. None of these hedges are written by other Monolines.

Other

In addition to the activities noted above, there are other credit risks managed by the Credit Risk Management Department and various business areas within the Institutional Securities business segment. The Company participates in securitization activities whereby it extends short- or long-term funding to clients through loans and lending commitments that are secured by assets of the borrower and generally provide for over-collateralization, including commercial real estate, loans secured by loan pools, commercial and industrial company loans, and secured lines of revolving credit. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement or a decline in the underlying collateral value. See Note 7 to the consolidated financial statements for information about the Company’s securitization activities. Certain risk management activities as they pertain to establishing appropriate collateral amounts for the Company’s prime brokerage and securitized product businesses are primarily monitored within those respective areas in that they determine the appropriate collateral level for each strategy or position. In addition, a collateral management group monitors collateral levels against requirements and oversees the administration of the collateral function. See Note 6 to the consolidated financial statements for additional information about the Company’s collateralized transactions.

Country Risk Exposure.

Country risk exposure is the risk that events within a country, such as currency crisis, regulatory changes and other political events, will adversely affect the ability of the sovereign government and/or obligors within the country to honor their obligations to the Company. Country risk exposure is measured in accordance with the Company’s internal risk management standards and includes obligations from sovereign governments, corporations, clearinghouses and financial institutions. The Company actively manages country risk exposure through a comprehensive risk management framework that combines credit and market fundamentals and allows the Company to effectively identify, monitor and limit country risk. Country risk exposure before and after hedges is monitored and managed.

The Company’s obligor credit evaluation process may also identify indirect exposures whereby an obligor has vulnerability or exposure to another country or jurisdiction. Examples of indirect exposures include mutual funds that invest in a single country, offshore companies whose assets reside in another country to that of the offshore jurisdiction and finance company subsidiaries of corporations. Indirect exposures identified through the credit evaluation process may result in a reclassification of country risk.

The Company conducts periodic stress testing that seeks to measure the impact on the Company’s credit and market exposures of shocks stemming from negative economic or political scenarios. When deemed appropriate by the Company’s risk managers, the stress test scenarios include country exit from the Eurozone and possible contagion effects. Second order risks such as the impact for core European banks of their peripheral exposures may also be considered. The Company also conducts legal and documentation analysis of its exposures to obligors in peripheral jurisdictions, which are defined as exposures in Greece, Ireland, Italy, Portugal and Spain (the “European Peripherals”), to identify the risk that such exposures could be redenominated into new currencies or subject to capital controls in the case of country exit from the Eurozone. This analysis, and results of the stress tests, may result in the amendment of limits or exposure mitigation.

In addition to the Company’s country risk exposure, the Company discloses its cross-border risk exposure in “Financial Statements and Supplementary Data—Financial Data Supplement (Unaudited)” in Part II, Item 8 herein. It is based on the Federal Financial Institutions Examination Council’s (“FFIEC”) regulatory guidelines for reporting cross-border information and represents the amounts that the Company may not be able to obtain from a foreign country due to country-specific events, including unfavorable economic and political conditions, economic and social instability, and changes in government policies.

There can be substantial differences between the Company’s country risk exposure and cross-border risk exposure. For instance, unlike the cross-border risk exposure, the Company’s country risk exposure includes the effect of certain risk mitigants such as obtaining collateral from counterparties. In addition, the basis for determining the domicile of the country risk exposure is different from the basis for determining the cross-border risk exposure. Cross-border risk exposure is reported based on the country of jurisdiction for the obligor or guarantor. Besides country of jurisdiction, the Company considers factors such as physical location of operations or assets, location and source of cash flows/revenues and location of collateral (if applicable) in order to determine the basis for country risk exposure. Furthermore, cross-border risk exposure incorporates CDS only where protection is purchased while country risk exposure incorporates CDS where protection is both purchased and sold.

The Company’s sovereign exposures consist of financial instruments entered into with sovereign and local governments. Its non-sovereign exposures comprise exposures to corporations and financial institutions. The following table shows the Company’s significant non-U.S. country risk exposure except for select European countries (see the table in “Country Risk Exposure—Select European Countries” herein) at December 31, 2012. Index credit derivatives are included in the Company’s country risk exposure tables. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable/payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country which references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure column based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable/payable is reflected in the Net Inventory column based on the country of the underlying reference entity.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	Exposure Before Hedges	Hedges(4)	Net Exposure(5)
	(dollars in millions)
United Kingdom:
Sovereigns	$1,831	$17	$—	$—	$1,848	$(272)	$1,576
Non-sovereigns	989	11,791	2,584	5,287	20,651	(3,329)	17,322

Subtotal	$2,820	$11,808	$2,584	$5,287	$22,499	$(3,601)	$18,898

Germany:
Sovereigns	$11,249	$827	$—	$—	$12,076	$(1,246)	$10,830
Non-sovereigns	(366)	3,070	597	3,856	7,157	(2,531)	4,626

Subtotal	$10,883	$3,897	$597	$3,856	$19,233	$(3,777)	$15,456

Brazil:
Sovereigns	$4,294	$3	$—	$—	$4,297	$—	$4,297
Non-sovereigns	192	242	759	213	1,406	(79)	1,327

Subtotal	$4,486	$245	$759	$213	$5,703	$(79)	$5,624

Japan:
Sovereigns	$2,356	$302	$—	$—	$2,658	$(113)	$2,545
Non-sovereigns	(291)	2,306	44	—	2,059	(130)	1,929

Subtotal	$2,065	$2,608	$44	$—	$4,717	$(243)	$4,474

Canada:
Sovereigns	$556	$9	$—	$—	$565	$—	$565
Non-sovereigns	756	991	161	1,550	3,458	(375)	3,083

Subtotal	$1,312	$1,000	$161	$1,550	$4,023	$(375)	$3,648

(1)	Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, the Company transacts in these CDS positions to facilitate client trading. At December 31, 2012, net exposures related to purchased and sold single-name and index credit derivatives for these countries were $(1,078) million. For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” herein.
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral.
(3)	At December 31, 2012, the benefit of collateral received against counterparty credit exposure was $15.3 billion in the U.K., with all the collateral consisting of cash and U.S. and U.K. government obligations, and $17.0 billion in Germany with 98% of collateral consisting of cash and government obligations of France, Belgium and the Netherlands. The benefit of collateral received against counterparty credit exposure in the three other countries totaled approximately $4.4 billion, with collateral primarily consisting of cash and U.S. and Japanese government obligations. These amounts do not include collateral received on secured financing transactions.
(4)	Represents CDS hedges (purchased and sold) on net counterparty exposure and funded lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for the Company. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(5)	In addition, at December 31, 2012, the Company had exposure to these countries for overnight deposits with banks of approximately $9.2 billion.

Country Risk Exposure—Select European Countries.    In connection with certain of its Institutional Securities business segment activities, the Company has country risk exposure to many foreign countries. During 2012, certain European countries, which include the European Peripherals and France, experienced varying degrees of credit deterioration due to weaknesses in their economic and fiscal situations. The following table shows the Company’s country risk exposure to the European Peripherals and France at December 31, 2012. Such country risk exposure is measured in accordance with the Company’s internal risk management standards and includes obligations from sovereign and non-sovereigns, which includes governments, corporations, clearinghouses and financial institutions.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	CDS Adjustment(4)	Exposure Before Hedges	Hedges(5)	Net Exposure
	(dollars in millions)
Greece:
Sovereigns	$6	$34	$—	$—	$—	$40	$—	$40
Non-sovereigns	59	3	52	—	—	114	(48)	66

Subtotal	$65	$37	$52	$—	$—	$154	$(48)	$106

Ireland:
Sovereigns	$90	$7	$—	$—	$5	$102	$2	$104
Non-sovereigns	84	29	72	56	19	260	(22)	238

Subtotal	$174	$36	$72	$56	$24	$362	$(20)	$342

Italy:
Sovereigns	$619	$287	$—	$—	$490	$1,396	$(203)	$1,193
Non-sovereigns	448	774	384	727	153	2,486	(496)	1,990

Subtotal	$1,067	$1,061	$384	$727	$643	$3,882	$(699)	$3,183

Spain:
Sovereigns	$691	$2	$—	$—	$468	$1,161	$(6)	$1,155
Non-sovereigns	298	301	123	807	167	1,696	(362)	1,334

Subtotal	$989	$303	$123	$807	$635	$2,857	$(368)	$2,489

Portugal:
Sovereigns	$(31)	$32	$—	$—	$31	$32	$(78)	$(46)
Non-sovereigns	113	32	98	—	60	303	(31)	272

Subtotal	$82	$64	$98	$—	$91	$335	$(109)	$226

Sovereigns	$1,375	$362	$—	$—	$994	$2,731	$(285)	$2,446
Non-sovereigns	1,002	1,139	729	1,590	399	4,859	(959)	3,900

Total European Peripherals(6)	$2,377	$1,501	$729	$1,590	$1,393	$7,590	$(1,244)	$6,346

France(6):
Sovereigns	$(3,086)	$15	$—	$—	$32	$(3,039)	$(230)	$(3,269)
Non-sovereigns	(870)	2,244	270	1,926	259	3,829	(812)	3,017

Total France(6)	$(3,956)	$2,259	$270	$1,926	$291	$790	$(1,042)	$(252)

(1)	Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, the Company transacts in these CDS positions to facilitate client trading. At December 31, 2012, net exposures related to purchased and sold single-name and index credit derivatives for the European Peripherals and France were $(408) million and $(1,462) million, respectively. For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” herein.
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral.
(3)	At December 31, 2012, the benefit of collateral received against counterparty credit exposure was $5.0 billion in the European Peripherals, with 97% of such collateral consisting of cash and German government obligations and $7.5 billion in France with nearly all collateral consisting of cash and U.S. government obligations. These amounts do not include collateral received on secured financing transactions.
(4)	CDS adjustment represents credit protection purchased from European Peripherals’ banks on European Peripherals’ sovereign and financial institution risk or French banks on French sovereign and financial institution risk. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.

(5)	Represents CDS hedges (purchased and sold) on net counterparty exposure and funded lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for the Company. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(6)	In addition, at December 31, 2012, the Company had European Peripherals and French exposure for overnight deposits with banks of approximately $81 million and $27 million, respectively.

Industry Exposure—Corporate Lending and OTC Derivative Products.    The Company also monitors its credit exposure to individual industries for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivative contracts.

The following tables show the Company’s credit exposure from its primary corporate loans and lending commitments and OTC derivative products by industry at December 31, 2012:

Industry	Corporate Lending Exposure
(dollars in millions)
Energy	$10,794
Utilities	9,813
Funds, exchanges and other financial services(1)	7,346
Media-related entities	5,263
Chemicals, metals, mining and other materials	5,148
Telecommunications services	4,832
Capital goods	4,353
Pharmaceuticals	3,830
Food, beverage and tobacco	3,803
Technology software and services	3,767
Other	28,927

Total	$87,876

Industry	OTC Derivative Products(2)
(dollars in millions)
Banks	$4,193
Utilities	4,174
Special purpose vehicles	3,453
Funds, exchanges and other financial services(1)	2,607
Regional governments	1,534
Healthcare	1,445
Sovereign governments	771
Other	5,688

Total	$23,865

(1)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.
(2)	For further information on derivative instruments and hedging activities, see Note 12 to the consolidated financial statements.

Operational Risk.

Operational risk refers to the risk of financial or other loss, or potential damage to a firm’s reputation, resulting from inadequate or failed internal processes, people, resources and systems or from external events (e.g., fraud, legal and compliance risks or damage to physical assets). The Company may incur operational risk across the full scope of its business activities, including revenue-generating activities (e.g., sales and trading) and control groups (e.g., information technology and trade processing). Legal, regulatory and compliance risk is included in the scope of operational risk and is discussed below under “Legal, Regulatory and Compliance Risk.”

The Company has established an operational risk framework to identify, measure, monitor and control risk across the Company. Effective operational risk management is essential to reducing the impact of operational risk incidents and mitigating legal, regulatory and reputational risks. The framework is continually evolving to account for changes in the Company and respond to the changing regulatory and business environment. The Company has implemented operational risk data and assessment systems to monitor and analyze internal and external operational risk events, business environment and internal control factors and to perform scenario analysis. The collected data elements are incorporated in the operational risk capital model. The model encompasses both quantitative and qualitative elements. Internal loss data and scenario analysis results are direct inputs to the capital model, while external operational incidents, business environment internal control factors and metrics are indirect inputs to the model.

Primary responsibility for the management of operational risk is with the business segments, the control groups and the business managers therein. The business managers generally maintain processes and controls designed to identify, assess, manage, mitigate and report operational risk. Each business segment has a designated operational risk coordinator. The operational risk coordinator regularly reviews operational risk issues and reports to senior management within each business. Each control group also has a designated operational risk coordinator and a forum for discussing operational risk matters with senior management. Oversight of operational risk is provided by regional risk committees and senior management. In the event of a merger; joint venture; divestiture; reorganization; or creation of a new legal entity, a new product or a business activity, operational risks are considered, and any necessary changes in processes or controls are implemented.

Enterprise Operational Risk and Control (“EORC”) and the independent Operational Risk Department (“ORD”) work with the business segments and control groups to help ensure a transparent, consistent and comprehensive program for managing operational risk within each area and across the Company globally. ORD is responsible for the design, ownership and independent validation of the operational risk framework (including operational risk policies), analysis of operational risk data and senior governance reporting. EORC is responsible for the execution of the operational risk framework, including, but not limited to, facilitating, collecting and validating operational risk data.

Business Continuity Management is responsible for identifying key risks and threats to the Company’s resiliency and planning to ensure that a recovery strategy and required resources are in place for the resumption of critical business functions following a disaster or other business interruption. Disaster recovery plans are in place for critical facilities and resources on a company-wide basis, and redundancies are built into the systems as deemed appropriate. The key components of the Company’s disaster recovery plans include: crisis management; business recovery plans; applications/data recovery; work area recovery; and other elements addressing management, analysis, training and testing.

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

The Company utilizes the services of external vendors in connection with the Company’s ongoing operations. These may include, for example, outsourced processing and support functions and consulting and other professional services. The Company manages its exposures to the quality of these services through a variety of means, including service level and other contractual agreements, and ongoing monitoring of the vendors’ performance. It is anticipated that the use of these services will continue and possibly increase in the future. The Supplier Risk Management program is responsible for the policies, procedures, organizations, governance and supporting technology to ensure adequate risk management controls between the Company and its third-party suppliers as it relates to information security, disaster recoverability and other key areas. The program ensures Company compliance with regulatory requirements.

Legal, Regulatory and Compliance Risk.

Legal risk includes the risk of exposure to fines, penalties, judgments, damages and/or settlements in connection with regulatory or legal actions as a result of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that a counterparty’s performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business (see also “Business—Supervision and Regulation” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A). The Company has established procedures based on legal and regulatory requirements on a worldwide basis that are designed to foster compliance with applicable statutory and regulatory requirements. The Company, principally through the Legal and Compliance Division, also has established procedures that are designed to require that the Company’s policies relating to business conduct, ethics and practices are followed globally. In connection with its businesses, the Company has and continuously develops various procedures addressing issues such as regulatory capital requirements, sales and trading practices, new products, information barriers, potential conflicts of interest, structured transactions, use and safekeeping of customer funds and securities, lending and credit granting, anti-money laundering, privacy and recordkeeping. In addition, the Company has established procedures to mitigate the risk that a counterparty’s performance obligations will be unenforceable, including consideration of counterparty legal authority and capacity, adequacy of legal documentation, the permissibility of a transaction under applicable law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies. The legal and regulatory focus on the financial services industry presents a continuing business challenge for the Company.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have audited the accompanying consolidated statements of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the consolidated statements of income, comprehensive income, cash flows, and changes in total equity for the years ended December 31, 2012, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
February 26, 2013

MORGAN STANLEY

Consolidated Statements of Financial Condition

(dollars in millions, except share data)

	December 31, 2012	December 31, 2011
Assets
Cash and due from banks ($526 and $511 at December 31, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities generally not available to the Company)	$20,878	$13,165
Interest bearing deposits with banks	26,026	34,147
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	30,970	29,454
Financial instruments owned, at fair value (approximately $147,348 and $140,749 were pledged to various parties at December 31, 2012 and December 31, 2011, respectively):
U.S. government and agency securities	54,015	63,449
Other sovereign government obligations	43,162	29,059
Corporate and other debt ($1,602 and $3,007 at December 31, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities, generally not available to the Company)	49,157	68,923
Corporate equities	69,427	47,966
Derivative and other contracts	36,197	48,064
Investments ($1,888 and $1,666 at December 31, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities, generally not available to the Company)	8,346	8,195
Physical commodities	7,299	9,697

Total financial instruments owned, at fair value	267,603	275,353
Securities available for sale, at fair value	39,869	30,495
Securities received as collateral, at fair value	14,278	11,651
Federal funds sold and securities purchased under agreements to resell (includes $621 and $112 at fair value at December 31, 2012 and December 31, 2011, respectively)	134,412	130,155
Securities borrowed	121,701	127,074
Receivables:
Customers	46,197	33,977
Brokers, dealers and clearing organizations	7,335	5,248
Fees, interest and other	10,756	9,444
Loans (net of allowances of $106 and $17 at December 31, 2012 and December 31, 2011, respectively)	29,046	15,369
Other investments	4,999	4,832
Premises, equipment and software costs (net of accumulated depreciation of $5,525 and $4,852 at December 31, 2012 and December 31, 2011, respectively) ($224 and $234 at December 31, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities, generally not available to the Company)	5,946	6,457
Goodwill	6,650	6,686
Intangible assets (net of accumulated amortization of $1,250 and $910 at December 31, 2012 and December 31, 2011, respectively) (includes $7 and $133 at fair value at December 31, 2012 and December 31, 2011, respectively)	3,783	4,285
Other assets ($593 and $446 at December 31, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities, generally not available to the Company)	10,511	12,106

Total assets	$780,960	$749,898

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Financial Condition—(Continued)

(dollars in millions, except share data)

	December 31, 2012	December 31, 2011
Liabilities
Deposits (includes $1,485 and $2,101 at fair value at December 31, 2012 and December 31, 2011, respectively)	$83,266	$65,662
Commercial paper and other short-term borrowings (includes $725 and $1,339 at fair value at December 31, 2012 and December 31, 2011, respectively)	2,138	2,843
Financial instruments sold, not yet purchased, at fair value:
U.S. government and agency securities	21,620	19,630
Other sovereign government obligations	29,614	17,141
Corporate and other debt	5,054	8,410
Corporate equities	26,876	24,497
Derivative and other contracts	36,958	46,453
Physical commodities	—	16

Total financial instruments sold, not yet purchased, at fair value	120,122	116,147
Obligation to return securities received as collateral, at fair value	18,226	15,394
Securities sold under agreements to repurchase (includes $363 and $348 at fair value at December 31, 2012 and December 31, 2011, respectively )	122,674	104,800
Securities loaned	36,849	30,462
Other secured financings (includes $9,466 and $14,594 at fair value at December 31, 2012 and December 31, 2011, respectively) ($976 and $2,316 at December 31, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities and are non-recourse to the Company)	15,727	20,719
Payables:
Customers	122,540	117,241
Brokers, dealers and clearing organizations	2,497	4,082
Interest and dividends	2,685	2,292
Other liabilities and accrued expenses ($117 and $121 at December 31, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities and are non-recourse to the Company)	14,928	15,944
Long-term borrowings (includes $44,044 and $39,663 at fair value at December 31, 2012 and December 31, 2011, respectively)	169,571	184,234

	711,223	679,820

Commitments and contingent liabilities (see Note 13)
Redeemable noncontrolling interests (see Notes 2, 3 and 15)	4,309	—
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	1,508	1,508
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000 at December 31, 2012 and December 31, 2011;
Shares issued: 2,038,893,979 at December 31, 2012 and 1,989,377,171 at December 31, 2011; Shares outstanding: 1,974,042,123 at December 31, 2012 and 1,926,986,130 at December 31, 2011	20	20
Paid-in capital	23,426	22,836
Retained earnings	39,912	40,341
Employee stock trust	2,932	3,166
Accumulated other comprehensive loss	(516)	(157)
Common stock held in treasury, at cost, $0.01 par value; 64,851,856 shares at December 31, 2012 and 62,391,041 shares at December 31, 2011	(2,241)	(2,499)
Common stock issued to employee trust	(2,932)	(3,166)

Total Morgan Stanley shareholders’ equity	62,109	62,049
Nonredeemable noncontrolling interests	3,319	8,029

Total equity	65,428	70,078

Total liabilities, redeemable noncontrolling interests and equity	$780,960	$749,898

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Income

(dollars in millions, except share and per share data)

	2012	2011	2010
Revenues:
Investment banking	$4,758	$4,991	$5,122
Principal transactions:
Trading	6,991	12,384	9,393
Investments	742	573	1,825
Commissions and fees	4,257	5,347	4,913
Asset management, distribution and administration fees	9,008	8,410	7,843
Other	555	175	1,236

Total non-interest revenues	26,311	31,880	30,332

Interest income	5,725	7,258	7,305
Interest expense	5,924	6,902	6,407

Net interest	(199)	356	898

Net revenues	26,112	32,236	31,230

Non-interest expenses:
Compensation and benefits	15,622	16,333	15,866
Occupancy and equipment	1,546	1,548	1,544
Brokerage, clearing and exchange fees	1,536	1,633	1,416
Information processing and communications	1,913	1,811	1,645
Marketing and business development	602	595	571
Professional services	1,923	1,794	1,808
Other	2,455	2,423	2,182

Total non-interest expenses	25,597	26,137	25,032

Income from continuing operations before income taxes	515	6,099	6,198
Provision for (benefit from) income taxes	(239)	1,410	743

Income from continuing operations	754	4,689	5,455

Discontinued operations:
Gain (loss) from discontinued operations	(43)	(160)	610
Provision for (benefit from) income taxes	(5)	(116)	363

Net gain (loss) from discontinued operations	(38)	(44)	247

Net income	$716	$4,645	$5,702
Net income applicable to redeemable noncontrolling interests	124	—	—
Net income applicable to nonredeemable noncontrolling interests	524	535	999

Net income applicable to Morgan Stanley	$68	$4,110	$4,703

Earnings (loss) applicable to Morgan Stanley common shareholders	$(30)	$2,067	$3,594

Amounts applicable to Morgan Stanley:
Income from continuing operations	$135	$4,161	$4,469
Net gain (loss) from discontinued operations	(67)	(51)	234

Net income applicable to Morgan Stanley	$68	$4,110	$4,703

Earnings (loss) per basic common share:
Income from continuing operations	$0.02	$1.28	$2.48
Net gain (loss) from discontinued operations	(0.04)	(0.03)	0.16

Earnings (loss) per basic common share	$(0.02)	$1.25	$2.64

Earnings (loss) per diluted common share:
Income from continuing operations	$0.02	$1.26	$2.45
Net gain (loss) from discontinued operations	(0.04)	(0.03)	0.18

Earnings (loss) per diluted common share	$(0.02)	$1.23	$2.63

Dividends declared per common share	$0.20	$0.20	$0.20
Average common shares outstanding:
Basic	1,885,774,276	1,654,708,640	1,361,670,938

Diluted	1,918,811,270	1,675,271,669	1,411,268,971

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Comprehensive Income

(dollars in millions)

	2012	2011	2010
Net income	$716	$4,645	$5,702
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	$(255)	$35	$221
Amortization of cash flow hedges(2)	6	7	9
Net unrealized gains on Securities available for sale(3)	28	87	36
Pension, postretirement and other related adjustments(4)	(260)	251	(20)

Total other comprehensive income (loss)	$(481)	$380	$246

Comprehensive income	$235	$5,025	$5,948
Net income applicable to redeemable noncontrolling interests	124	—	—
Net income applicable to nonredeemable noncontrolling interests	524	535	999
Other comprehensive income (loss) applicable to redeemable noncontrolling interests	(2)	—	—
Other comprehensive income (loss) applicable to nonredeemable noncontrolling interests	(120)	70	153

Comprehensive income (loss) applicable to Morgan Stanley	$(291)	$4,420	$4,796

(1)	Amounts are net of provision for (benefit from) income taxes of $120 million, $86 million and $(222) million for 2012, 2011 and 2010, respectively.
(2)	Amounts are net of provision for income taxes of $3 million, $6 million and $6 million for 2012, 2011 and 2010, respectively.
(3)	Amounts are net of provision for income taxes of $16 million, $63 million and $25 million for 2012, 2011 and 2010, respectively.
(4)	Amounts are net of provision for (benefit from) income taxes of $(156) million, $153 million and $(10) million for 2012, 2011 and 2010, respectively.

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Cash Flows

(dollars in millions)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$716	$4,645	$5,702
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(639)	413	(129)
Loss on equity method investees	23	995	37
Compensation payable in common stock and options	891	1,300	1,260
Depreciation and amortization	1,581	1,404	1,419
Gain on business dispositions	(156)	(24)	(570)
Gain on sale of stake in China International Capital Corporation Limited	—	—	(668)
Gains on curtailments of pension and postretirement plans	—	—	(54)
Gain on sale of securities available for sale	(78)	(143)	(102)
(Gain) loss on retirement of long-term debt	(29)	(155)	27
Insurance reimbursement	—	—	(76)
Loss on Revel	—	—	1,190
Impairment charges and other-than-temporary impairment charges	271	159	201
Provision for credit losses on lending activities	155	(113)	—
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	(1,516)	(10,274)	4,532
Financial instruments owned, net of financial instruments sold, not yet purchased	6,389	29,913	16,400
Securities borrowed	5,373	11,656	28,771
Securities loaned	6,387	1,368	2,848
Receivables and other assets	(10,200)	6,433	(6,492)
Payables and other liabilities	(1,283)	(6,985)	697
Federal funds sold and securities purchased under agreements to resell	(4,257)	18,098	(5,045)
Securities sold under agreements to repurchase	20,920	(42,798)	(9,334)

Net cash provided by operating activities	24,548	15,892	40,614

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from (payments for):
Premises, equipment and software costs	(1,312)	(1,304)	(1,201)
Business acquisitions, net of cash acquired	—	—	(1,042)
Business dispositions, net of cash disposed	1,725	—	840
Sale of stake in China International Capital Corporation Limited	—	—	989
Japanese securities joint venture with MUFG	—	(129)	247
Loans	(3,486)	(9,208)	(307)
Purchases of securities available for sale	(24,477)	(20,601)	(29,989)
Sales, maturities and redemptions of securities available for sale	15,136	19,998	999

Net cash used for investing activities	(12,414)	(11,244)	(29,464)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Commercial paper and other short-term borrowings	(705)	(413)	878
Distributions related to noncontrolling interests	(296)	(791)	(332)
Derivatives financing activities	118	(3)	(85)
Other secured financings	(6,628)	1,867	(751)
Deposits	17,604	1,850	1,597
Net proceeds from:
Excess tax benefits associated with stock-based awards	42	—	5
Public offerings and other issuances of common stock	—	—	5,581
Issuance of long-term borrowings	23,646	32,725	32,523
Payments for:
Long-term borrowings	(43,092)	(39,232)	(28,201)
Redemption of junior subordinated debentures related to China Investment Corporation Limited	—	—	(5,579)
Repurchases of common stock for employee tax withholding	(227)	(317)	(317)
Purchase of additional stake in the Wealth Management Joint Venture from Citi	(1,890)	—	—
Cash dividends	(469)	(834)	(1,156)

Net cash provided by (used for) financing activities	(11,897)	(5,148)	4,163

Effect of exchange rate changes on cash and cash equivalents	(119)	(314)	14

Effect of cash and cash equivalents related to variable interest entities	(526)	511	297

Net increase (decrease) in cash and cash equivalents	(408)	(303)	15,624
Cash and cash equivalents, at beginning of period	47,312	47,615	31,991

Cash and cash equivalents, at end of period	$46,904	$47,312	$47,615

Cash and cash equivalents include:
Cash and due from banks	$20,878	$13,165	$7,341
Interest bearing deposits with banks	26,026	34,147	40,274

Cash and cash equivalents, at end of period	$46,904	$47,312	$47,615

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $5,213 million, $6,835 million and $5,891 million for 2012, 2011 and 2010, respectively.

Cash payments for income taxes were $388 million, $892 million and $1,091 million for 2012, 2011 and 2010, respectively.

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Changes in Total Equity

(dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- redeemable Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2009	$9,597	$15	$8,619	$35,056	$4,064	$(560)	$(6,039)	$(4,064)	$6,092	$52,780
Net income applicable to Morgan Stanley	—	—	—	4,703	—	—	—	—	—	4,703
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	999	999
Dividends	—	—	—	(1,156)	—	—	—	—	—	(1,156)
Shares issued under employee plans and related tax effects	—	—	(1,407)	—	(599)	—	2,297	599	—	890
Repurchases of common stock	—	—	—	—	—	—	(317)	—	—	(317)
Net change in cash flow hedges	—	—	—	—	—	9	—	—	—	9
Pension and postretirement adjustments	—	—	—	—	—	(18)	—	—	(2)	(20)
Foreign currency translation adjustments	—	—	—	—	—	66	—	—	155	221
Gain on Japanese securities joint venture with MUFG	—	—	731	—	—	—	—	—	—	731
Change in net unrealized gains on securities available for sale	—	—	—	—	—	36	—	—	—	36
Redemption of CIC equity units and issuance of common stock	—	1	5,578	—	—	—	—	—	—	5,579
Increase in nonredeemable noncontrolling interests related to Japanese securities joint venture with MUFG	—	—	—	—	—	—	—	—	1,130	1,130
Other decreases in nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	(178)	(178)

BALANCE AT DECEMBER 31, 2010	9,597	16	13,521	38,603	3,465	(467)	(4,059)	(3,465)	8,196	65,407
Net income applicable to Morgan Stanley	—	—	—	4,110	—	—	—	—	—	4,110
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	535	535
Dividends	—	—	—	(646)	—	—	—	—	—	(646)
Shares issued under employee plans and related tax effects	—	—	(642)	—	(299)	—	1,877	299	—	1,235
Repurchases of common stock	—	—	—	—	—	—	(317)	—	—	(317)
Net change in cash flow hedges	—	—	—	—	—	7	—	—	—	7
Pension and postretirement and other related adjustments	—	—	—	—	—	251	—	—	—	251
Foreign currency translation adjustments	—	—	—	—	—	(35)	—	—	70	35
Change in net unrealized gains on securities available for sale	—	—	—	—	—	87	—	—	—	87
Other increase in equity method investments	—	—	146	—	—	—	—	—	—	146
MUFG stock conversion	(8,089)	4	9,811	(1,726)	—	—	—	—	—	—
Other decreases in nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	(772)	(772)

BALANCE AT DECEMBER 31, 2011	$1,508	$20	$22,836	$40,341	$3,166	$(157)	$(2,499)	$(3,166)	$8,029	$70,078

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Changes in Total Equity—(Continued)

(dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- redeemable Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2011	$1,508	$20	$22,836	$40,341	$3,166	$(157)	$(2,499)	$(3,166)	$8,029	$70,078
Net income applicable to Morgan Stanley	—	—	—	68	—	—	—	—	—	68
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	524	524
Dividends	—	—	—	(497)	—	—	—	—	—	(497)
Shares issued under employee plans and related tax effects	—	—	662	—	(234)	—	485	234	—	1,147
Repurchases of common stock	—	—	—	—	—	—	(227)	—	—	(227)
Net change in cash flow hedges	—	—	—	—	—	6	—	—	—	6
Pension, postretirement and other related adjustments	—	—	—	—	—	(265)	—	—	5	(260)
Foreign currency translation adjustments	—	—	—	—	—	(128)	—	—	(125)	(253)
Change in net unrealized gains on securities available for sale	—	—	—	—	—	28	—	—	—	28
Purchase of additional stake in the Wealth Management Joint Venture	—	—	(107)	—	—	—	—	—	(1,718)	(1,825)
Reclassification to redeemable noncontrolling interests	—	—	—	—	—	—	—	—	(4,288)	(4,288)
Other net increases	—	—	35	—	—	—	—	—	892	927

BALANCE AT DECEMBER 31, 2012	$1,508	$20	$23,426	$39,912	$2,932	$(516)	$(2,241)	$(2,932)	$3,319	$65,428

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Introduction and Basis of Presentation.

The Company.    Morgan Stanley, a financial holding company, is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Global Wealth Management Group and Asset Management. The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley,” or the “Company,” mean Morgan Stanley (the “Parent”) together with its consolidated subsidiaries.

A summary of the activities of each of the Company’s business segments is as follows:

Institutional Securities provides financial advisory and capital raising services, including advice on mergers and acquisitions, restructurings, real estate and project finance; corporate lending; sales, trading, financing and market-making activities in equity and fixed income securities and related products, including foreign exchange and commodities; and investment activities.

Global Wealth Management Group, which includes the Company’s 65% interest in Morgan Stanley Smith Barney Holdings LLC (the “Wealth Management Joint Venture” or “Wealth Management JV”) (see Note 3), provides brokerage and investment advisory services to individual investors and small-to-medium sized businesses and institutions covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; cash management services; retirement services; and trust and fiduciary services and engages in fixed income principal trading, which primarily facilitates clients’ trading or investments in such securities.

Asset Management provides a broad array of investment strategies that span the risk/return spectrum across geographies, asset classes and public and private markets to a diverse group of clients across the institutional and intermediary channels as well as high net worth clients.

Discontinued Operations.

2012.

Quilter.    On April 2, 2012, the Company completed the sale of Quilter & Co. Ltd. (“Quilter”), its retail wealth management business in the United Kingdom (“U.K.”). The results of Quilter are reported as discontinued operations within the Global Wealth Management Group business segment for all periods presented through the date of sale.

Saxon.    On October 24, 2011, the Company announced that it had reached an agreement to sell Saxon, a provider of servicing and subservicing of residential mortgage loans, to Ocwen Financial Corporation. The transaction, which was restructured as a sale of Saxon’s assets during the first quarter of 2012, was substantially completed in the second quarter of 2012. Discontinued operations in 2012 include a provision of approximately $115 million related to a settlement with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) concerning the independent foreclosure review related to Saxon. The results of Saxon are reported as discontinued operations within the Institutional Securities business segment for all periods presented.

2011.

In the fourth quarter of 2011, the Company classified a real estate property management company as held for sale within the Asset Management business segment. The transaction closed during the first quarter of 2012. The results of this company are reported as discontinued operations within the Asset Management business segment for all periods presented through the date of sale.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2010.

Retail Asset Management Business.    On June 1, 2010, the Company completed the sale of substantially all of its retail asset management business (“Retail Asset Management”), including Van Kampen Investments, Inc., to Invesco Ltd. (“Invesco”). The Company received $800 million in cash and approximately 30.9 million shares of Invesco stock upon the sale resulting in a cumulative after-tax gain of $718 million, of which $8 million, $28 million and $570 million was recorded in 2012, 2011 and 2010, respectively. The remaining gain, representing tax basis benefits, was recorded in the quarter ended December 31, 2009. The results of Retail Asset Management are reported as discontinued operations within the Asset Management business segment for all periods presented through the date of sale. The Company recorded the 30.9 million shares as securities available for sale and subsequently sold the shares in the fourth quarter of 2010, resulting in a realized pre-tax gain of approximately $102 million reported within Other revenues in the consolidated statement of income for 2010.

Revel Entertainment Group, LLC.    On February 17, 2011, the Company completed the sale of Revel Entertainment Group, LLC (“Revel”), a development stage enterprise and subsidiary of the Company that was primarily associated with a development property in Atlantic City, New Jersey. The sale price approximated the carrying value of Revel and, accordingly, the Company did not recognize any pre-tax gain or loss in 2011 on the sale. The results of Revel are reported as discontinued operations within the Institutional Securities business segment for all periods presented through the date of sale. Amounts for 2010 included losses of $1.2 billion in connection with such disposition. See Note 22 for additional information about an income tax benefit related to Revel.

CityMortgage Bank.    In the third quarter of 2010, the Company completed the disposal of CityMortgage Bank (“CMB”), a Moscow-based mortgage bank. The results of CMB are reported as discontinued operations within the Institutional Securities business segment for all periods presented through the date of sale.

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

Other.    In the third quarter of 2010, the Company completed the disposal of a real estate property within the Asset Management business segment. The results related to this property are reported as discontinued operations for all periods presented through the date of sale.

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

Consolidation.    The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest, including certain

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

variable interest entities (“VIE”) (see Note 7). For consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests for such subsidiaries is presented as either Net income (loss) applicable to redeemable noncontrolling interests or Net income (loss) applicable to nonredeemable noncontrolling interests in the consolidated statements of income. The portion of the shareholders’ equity of such subsidiaries that is redeemable is presented as Redeemable noncontrolling interests outside of the equity section in the consolidated statements of financial condition. The portion of the shareholders’ equity of such subsidiaries that is nonredeemable is presented as Nonredeemable noncontrolling interests, a component of total equity, in the consolidated statements of financial condition.

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

The Company’s significant regulated U.S. and international subsidiaries include Morgan Stanley & Co. LLC (“MS&Co.”), Morgan Stanley Smith Barney LLC, Morgan Stanley & Co. International plc (“MSIP”), Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”), Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees are recognized over the relevant contract period. Sales commissions paid by the Company in connection with the sale of certain classes of shares of its open-end mutual fund products are accounted for as deferred commission assets. The Company periodically tests the deferred commission assets for recoverability based on cash flows expected to be received in future periods. In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account/fund performance to date versus the performance benchmark stated in the investment management agreement. Performance-based fees are recorded within Principal transactions—Investments or Asset management, distribution and administration fees depending on the nature of the arrangement. The amount of performance-based fee revenue at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $205 million at December 31, 2012 and approximately $179 million at December 31, 2011.

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

Financial Instruments Measured at Fair Value.    All of the instruments within Financial instruments owned and Financial instruments sold, not yet purchased, are measured at fair value, either through the fair value option election (discussed below) or as required by other accounting guidance. These financial instruments primarily represent the Company’s trading and investment positions and include both cash and derivative products. In addition, debt securities classified as Securities available for sale are measured at fair value in accordance with accounting guidance for certain investments in debt securities. Furthermore, Securities received as collateral and Obligation to return securities received as collateral are measured at fair value as required by other accounting guidance. Additionally, certain Deposits, certain Commercial paper and other short-term borrowings (structured notes), certain Other secured financings, certain Securities sold under agreements to repurchase and certain Long-term borrowings (primarily structured notes) are measured at fair value through the fair value option election.

Gains and losses on all of these instruments carried at fair value are reflected in Principal transactions—Trading revenues, Principal transactions—Investments revenues or Investment banking revenues in the consolidated

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Valuation Techniques.    Many cash instruments and OTC derivative contracts have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that a party is willing to pay for an asset. Ask prices represent the lowest price that a party is willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, the Company does not require that the fair value estimate always be a predetermined point in the bid-ask range. The Company’s policy is to allow for mid-market pricing and to adjust to the point within the bid-ask range that meets the Company’s best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Valuation Process.    The Valuation Review Group (“VRG”) within the Financial Control Group (“FCG”) is responsible for the Company’s fair value valuation policies, processes and procedures. VRG is independent of the business units and reports to the Chief Financial Officer (“CFO”), who has final authority over the valuation of the Company’s financial instruments. VRG implements valuation control processes to validate the fair value of the Company’s financial instruments measured at fair value including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to ensure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.

The Company’s control processes apply to financial instruments categorized in Level 1, Level 2 or Level 3 of the fair value hierarchy, unless otherwise noted. These control processes include:

Model Review.    VRG, in conjunction with the Market Risk Department (“MRD”) and, where appropriate, the Credit Risk Management Department, both of which report to the Chief Risk Officer, independently review valuation models’ theoretical soundness, the appropriateness of the valuation methodology and calibration techniques developed by the business units using observable inputs. Where inputs are not observable, VRG reviews the appropriateness of the proposed valuation methodology to ensure it is consistent with how a market participant would arrive at the unobservable input. The valuation methodologies utilized in the absence of observable inputs may include extrapolation techniques and the use of comparable observable inputs. As part of the review, VRG develops a methodology to independently verify the fair value generated by the business unit’s valuation models. Before trades are executed using new valuation models, those models are required to be independently reviewed. All of the Company’s valuation models are subject to an independent annual VRG review.

Independent Price Verification.    The business units are responsible for determining the fair value of financial instruments using approved valuation models and valuation methodologies. Generally on a monthly basis, VRG independently validates the fair values of financial instruments determined using valuation models by determining the appropriateness of the inputs used by the business units and by testing compliance with the documented valuation methodologies approved in the model review process described above.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VRG uses recently executed transactions, other observable market data such as exchange data, broker/dealer quotes, third-party pricing vendors and aggregation services for validating the fair values of financial instruments generated using valuation models. VRG assesses the external sources and their valuation methodologies to determine if the external providers meet the minimum standards expected of a third-party pricing source. Pricing data provided by approved external sources are evaluated using a number of approaches; for example, by corroborating the external sources’ prices to executed trades, by analyzing the methodology and assumptions used by the external source to generate a price and/or by evaluating how active the third-party pricing source (or originating sources used by the third-party pricing source) is in the market. Based on this analysis, VRG generates a ranking of the observable market data to ensure that the highest-ranked market data source is used to validate the business unit’s fair value of financial instruments.

For financial instruments categorized within Level 3 of the fair value hierarchy, VRG reviews the business unit’s valuation techniques to ensure these are consistent with market participant assumptions.

The results of this independent price verification and any adjustments made by VRG to the fair value generated by the business units are presented to management of the Company’s three business segments (i.e., Institutional Securities, Global Wealth Management Group and Asset Management), the CFO and the Chief Risk Officer on a regular basis.

Review of New Level 3 Transactions.    VRG reviews the models and valuation methodology used to price all new material Level 3 transactions and both FCG and MRD management must approve the fair value of the trade that is initially recognized.

For further information on financial assets and liabilities that are measured at fair value on a recurring and non-recurring basis, see Note 4.

Hedge Accounting.

The Company applies hedge accounting using various derivative financial instruments to hedge interest rate and foreign exchange risk arising from assets and liabilities not held at fair value as part of asset/liability and currency management. These financial instruments are included within Financial instruments owned—Derivative and other contracts or Financial instruments sold, not yet purchased—Derivative and other contracts in the consolidated statements of financial condition.

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

Consolidated Statements of Cash Flows.

For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks, which are highly liquid investments with original maturities of three months or less, held for investment purposes, and readily convertible to known amounts of cash.

The Company’s significant non-cash activities in 2012 included assets and liabilities of approximately $2.6 billion and $1.0 billion, respectively, disposed of in connection with business dispositions, and $1.1 billion of net assets received from Citigroup Inc. (“Citi”) related to the Smith Barney delayed contribution businesses in connection with the Wealth Management JV (see Note 3). At June 30, 2011, Mitsubishi UFJ Financial Group,

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inc. (“MUFG”) and the Company converted MUFG’s outstanding Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (“Series B Preferred Stock”) in the Company with a face value of $7.8 billion (carrying value $8.1 billion) and a 10% dividend into Company common stock. As a result of the adjustment to the conversion ratio, pursuant to the transaction agreement, the Company incurred a one-time, non-cash negative adjustment of approximately $1.7 billion in its calculation of basic and diluted earnings per share (“EPS”) for 2011 (see Note 15). The Company’s significant non-cash activities in 2010 included assets acquired of approximately $0.5 billion and assumed liabilities of approximately $0.2 billion in connection with business acquisitions and approximately $0.6 billion of equity securities received in connection with the sale of Retail Asset Management, which were subsequently sold (see Notes 1 and 25).

During the third quarter of 2012, the Company identified that activities related to certain loans had been reported as cash flows from operating activities that should have been presented as investing activities. The Company corrected the previously presented cash flows for these loans and in doing so, the consolidated statements of cash flows for 2011 and 2010 were adjusted to increase net cash flows from operating activities by $9.2 billion and $0.3 billion, respectively, with corresponding decreases in net cash flows from investing activities. The Company has evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed annual or quarterly consolidated financial statements.

Transfers of Financial Assets.

Transfers of financial assets are accounted for as sales when the Company has relinquished control over the transferred assets. Any related gain or loss on sale is recorded in Net revenues. Transfers that are not accounted for as sales are treated as a collateralized financing, in certain cases referred to as “failed sales.” Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Note 6). Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”) are carried on the consolidated statements of financial condition at the amounts of cash paid or received, plus accrued interest, except for certain repurchase agreements for which the Company has elected the fair value option (see Note 4). Where appropriate, repurchase agreements and reverse repurchase agreements with the same counterparty are reported on a net basis. Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received.

Premises, Equipment and Software Costs.

Premises and equipment consist of buildings, leasehold improvements, furniture, fixtures, computer and communications equipment, power plants, tugs, barges, terminals, pipelines and software (externally purchased and developed for internal use). Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided by the straight-line method over the estimated useful life of the asset. Estimated useful lives are generally as follows: buildings—39 years; furniture and fixtures—7 years; computer and communications equipment—3 to 9 years; power plants—15 years; tugs and barges—15 years; and terminals, pipelines and equipment—3 to 25 years. Estimated useful lives for software costs are generally 3 to 5 years.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes.

The Company accounts for income tax expense (benefit) using the asset and liability method, under which recognition of deferred tax assets and related valuation allowance (recorded in Other assets) and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income tax expense (benefit) in the period that includes the enactment date.

The Company recognizes net deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

Uncertain tax positions are recorded on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-Term Incentive Compensation.

Stock-Based Compensation.    The Company accounts for stock-based compensation in accordance with the accounting guidance for equity-based awards. This accounting guidance requires measurement of compensation cost for stock-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures. The Company determines the fair value of RSUs (including RSUs with non-market performance conditions) based on the grant date fair value of the Company’s common stock, measured as the volume-weighted average price on the date of grant. The fair value of stock options is determined using the Black-Scholes valuation model and the single grant life method. Under the single grant life method, option awards with graded vesting are valued using a single weighted average expected option life. RSUs with market-based conditions are valued using a Monte Carlo valuation model.

Compensation expense for stock-based compensation awards is recognized using the graded vesting attribution method. Compensation expense for awards with performance conditions is recognized based on the probable outcome of the performance condition at each reporting date. At the end of the contingency period, the total compensation cost recognized will be the grant-date fair value of all units that actually vest based on the outcome of the performance conditions. Compensation expense for awards with market-based conditions is recognized irrespective of the probability of the market condition being achieved and is not reversed if the market condition is not met.

The Company recognizes the expense for stock-based awards over the requisite service period. For anticipated year-end equity awards that are granted to employees expected to be retirement-eligible under the award terms, that do not contain a future service requirement, the Company accrues the estimated cost of these awards over the course of the calendar year preceding the grant date. The Company believes that this method of recognition for retirement-eligible employees is preferable because it better reflects the period over which the compensation is earned. Certain other 2012 performance year award terms introduced a new vesting requirement for employees who satisfy existing retirement-eligible provisions to provide a one-year advance notice of their intention to retire from the Company. As such, these awards will begin to be expensed after the grant date in 2013 over the appropriate service period.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rabbi Trust.    The Company maintains, and utilizes at its discretion, trusts, commonly referred to as rabbi trusts (the “Rabbi Trusts”), in connection with certain long-term incentive compensation plans. The assets of the Rabbi Trusts are consolidated, and as such, are accounted for in a manner similar to treasury stock, where the shares of common stock outstanding are offset by an equal amount in Employee stock trust. The Company uses the grant date fair value of long-term incentive compensation as the basis for recognition of the assets in the Rabbi Trusts. Subsequent changes in the fair value are not recognized as the Company’s long-term incentive compensation plans do not permit diversification and must be settled by the delivery of a fixed number of shares of the Company’s common stock.

Deferred Cash-Based Compensation.    The Company also maintains various deferred cash-based compensation plans for the benefit of certain current and former employees that provide a return to the participating employees based upon the performance of various referenced investments. The Company often invests directly, as a principal, in investments or other financial instruments to economically hedge its obligations under its deferred cash-based compensation plans. Changes in value of such investments made by the Company are recorded in Principal transactions—Trading and Principal transactions—Investments.

Compensation expense associated with the deferred cash-based compensation plans is calculated based on the notional value of the award granted, adjusted for upward and downward changes in fair value of the referenced investment. For unvested awards, the expense is recognized over the service period using graded vesting attribution method. Generally, changes in compensation expense resulting from changes in fair value of the referenced investment will be offset by changes in fair value of investments made by the Company. However, there may be a timing difference between the immediate revenue recognition of gains and losses on the Company’s investments and the deferred recognition of the related compensation expense over the vesting period. For vested awards with only notional earnings on the referenced investments, the expense is fully recognized in the current period.

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

During the quarter ended September 30, 2012, the Company changed the brand name of the U.S. Wealth Management business from Morgan Stanley Smith Barney to Morgan Stanley Wealth Management. The Smith

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Barney tradename will continue to be legally protected by the Company and will continue to be used as stipulated by our regulators as the legal entity name for the Company’s retail broker-dealer, Morgan Stanley Smith Barney LLC. As a result of the change in intended use of this tradename, the Company determined that the tradename should be reclassified from an indefinite–lived to a finite–lived intangible asset. This change required the Company to test the intangible asset for impairment. Based on a comparison of the fair value to the carrying value of the tradename as of the date of the brand name change, no impairment was identified. The carrying value of the tradename will be amortized over its remaining estimated useful life.

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

Other-than-temporary impairment.    AFS securities with a current fair value less than their amortized cost are analyzed as part of the Company’s ongoing assessment of other-than-temporary impairment (“OTTI”).

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

Loans.

The Company accounts for loans based on the following categories: loans held for investment; loans held for sale; and loans at fair value.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans Held for Investment

Loans held for investment are reported as outstanding principal adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs for originated loans, and any unamortized premiums or discounts for purchased loans.

Interest Income.    Interest income on performing loans held for investment is accrued and recognized as interest income at the contractual rate of interest. Purchase price discounts or premiums, as well as net deferred loan fees or costs, are amortized into interest income over the life of the loan to produce a level rate of return.

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

Nonaccrual Loans.    The Company places loans on nonaccrual status if principal or interest is past due for a period of 90 days or more or payment of principal or interest is in doubt unless the obligation is well secured and in the process of collection. A loan is considered past due when a payment due according to the contractual terms of the loan agreement has not been remitted by the borrower. Loans assigned a credit quality indicator of Substandard, Doubtful or Loss are identified as impaired and placed on nonaccrual status. For descriptions of these modifiers, see Note 8.

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

Charge-offs.    The Company charges off a loan in the period that it is deemed uncollectible and records a reduction in the allowance for loan losses and the balance of the loan.

Loan Commitments.    The Company calculates the liability and related expense for the credit exposure related to commitments to fund loans that will be held for investment in a manner similar to outstanding loans disclosed above. The analysis also incorporates a credit conversion factor, which is the expected utilization of the undrawn commitment. The liability is recorded in Other liabilities and accrued expenses on the consolidated statements of financial condition, and the expense is recorded in Other non-interest expenses in the consolidated statements of income. For more information regarding loan commitments, standby letters of credit and financial guarantees, see Note 13.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans Held for Sale

Loans held for sale are measured at the lower of cost or fair value, with valuation changes recorded in Other revenues. The Company determines the valuation allowance on an individual loan basis, except for residential mortgage loans for which the valuation allowance is determined at the loan product level. Any decreases in fair value below the initial carrying amount and any recoveries in fair value up to the initial carrying amount are recorded in Other revenues. However, increases in fair value above initial carrying value are not recognized.

Interest income on loans held for sale is accrued and recognized based on the contractual rate of interest. Loan origination fees or costs and purchase price discounts or premiums are deferred in a contra loan account until the related loan is sold. The deferred fees and discounts or premiums are an adjustment to the basis of the loan and therefore are included in the periodic determination of the lower of cost or fair value adjustments and/or the gain or losses recognized at the time of sale.

Loans held for sale are subject to the nonaccrual policies described above. Because loans held for sale are recognized at the lower of cost or fair value, the allowance for loan losses and charge-off policies do not apply to these loans.

Loans at Fair Value

Loans for which the fair value option is elected are carried at fair value, with changes in fair value recognized in earnings. Loans carried at fair value are not evaluated for purposes of recording an allowance for loan losses. For further information on loans carried at fair value and classified as Financial instruments owned and Financial instruments sold, not yet purchased, see Note 4.

For further information on loans, see Note 8.

Noncontrolling Interests.

For consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests.

As a result of the modifications to the purchase agreement regarding the Wealth Management JV, the Company now classifies Citi’s interest in the Wealth Management JV as a redeemable noncontrolling interest, as the interest is redeemable at both the option of the Company and upon the occurrence of an event that is not solely within the Company’s control. This interest is classified outside of the equity section in Redeemable noncontrolling interests in the consolidated statements of financial condition. Noncontrolling interests that do not contain such redemption features are presented as Nonredeemable noncontrolling interests, a component of total equity, in the consolidated statements of financial condition.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.    In May 2011, the FASB issued an accounting update that clarified existing fair value measurement guidance and changed certain principles or requirements for measuring fair value or disclosing information about fair value measurements. This update resulted in common principles and requirements for measuring fair value and for disclosing information about fair value measurement in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The guidance became effective for the Company beginning on January 1, 2012. See Note 4 for additional disclosures as required by this accounting guidance.

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

3. Wealth Management Joint Venture.

On May 31, 2009, the Company and Citi consummated the combination of the Company’s Global Wealth Management Group and the businesses of Citi’s Smith Barney in the U.S., Quilter Holdings Ltd. (see Note 25) in the U.K. and Smith Barney Australia (collectively, “Smith Barney”). The combined businesses operate as Morgan Stanley Wealth Management. Prior to September 2012, the Company owned 51% and Citi owned 49% of the Wealth Management JV.

In September 2012, the Company reached an agreement with Citi to purchase an additional 14% stake in the Wealth Management JV, and a transfer of approximately $5.4 billion of deposits at no premium from Citi. In addition, the agreement specifies that the Company must use reasonable best efforts to obtain the regulatory approvals required to purchase the remaining 35% stake in the Wealth Management JV by June 1, 2015 and, subject to receipt of such approvals, the Company must consummate such acquisition by that date at a purchase price of $4.725 billion (or a pro rata portion of such amount if less than 35% of the total outstanding stake is being purchased) and receive a transfer of deposits currently estimated to be $59 billion at no premium from Citi, no later than June 1, 2015.

The Company completed the purchase of the additional 14% stake in the Wealth Management JV from Citi on September 17, 2012 for $1.89 billion. The related $5.4 billion of deposits were transferred at no premium in October of 2012. At December 31, 2012, the Company held a 65% stake in the Wealth Management JV.

The change in the terms of the Wealth Management JV’s agreement to acquire the remaining noncontrolling interest resulted in a reclassification of approximately $4.3 billion from nonredeemable noncontrolling interests to redeemable noncontrolling interests on the consolidated statement of financial condition. At December 31, 2012, the redeemable noncontrolling interest is not reflected as a liability at its redemption amount because it is not deemed probable that the noncontrolling interest will become redeemable due to the required regulatory approvals.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Corporate Bonds. The fair value of corporate bonds is determined using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads obtained from independent external parties such as vendors and brokers adjusted for any basis difference between cash and derivative instruments. The spread data used are for the same maturity as the bond. If the spread data do not reference the issuer, then data that reference a comparable issuer are used. When position-specific external price data are not observable, fair value is determined based on either benchmarking to similar instruments or cash flow models with yield curves, bond or single-name credit default swap spreads and recovery rates as significant inputs. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy; in instances where prices, spreads or any of the other aforementioned key inputs are unobservable, they are categorized in Level 3 of the fair value hierarchy.

•

Collateralized Debt Obligations (“CDO”). The Company holds cash CDOs that typically reference a tranche of an underlying synthetic portfolio of single name credit default swaps collateralized by corporate bonds (“credit-linked notes”) or cash portfolio of asset-backed securities (“asset-backed CDOs”). Credit correlation, a primary input used to determine the fair value of credit-linked notes, is usually unobservable and derived using a benchmarking technique. The other credit-linked note model inputs such as credit spreads, including collateral spreads, and interest rates are typically observable. Asset-backed CDOs are valued based on an evaluation of the market and model input parameters sourced from similar positions as indicated by primary and secondary market activity. Each asset-backed CDO position is evaluated independently taking into consideration available comparable market levels, underlying collateral performance and pricing, and deal structures, as well as liquidity. Cash CDOs are categorized in Level 2 of the fair value hierarchy when either the credit correlation input is insignificant or comparable market transactions are observable. In instances where the credit correlation input is deemed to be significant or comparable market transactions are unobservable, cash CDOs are categorized in Level 3 of the fair value hierarchy.

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

•

Mortgage Loans.    Mortgage loans are valued using observable prices based on transactional data or third-party pricing for identical or comparable instruments, when available. Where position-specific external prices are not observable, the Company estimates fair value based on benchmarking to prices and rates observed in the primary market for similar loan or borrower types or based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved or a methodology that utilizes the capital structure and credit spreads of recent comparable securitization transactions. Mortgage loans valued based on observable market data for identical or comparable instruments are categorized in Level 2 of the fair value hierarchy. Where observable prices are not available, due to the subjectivity involved in the comparability assessment related to mortgage loan vintage, geographical concentration, prepayment speed and projected loss assumptions, mortgage loans are categorized in Level 3 of the fair value hierarchy. Mortgage loans are presented within Loans and lending commitments in the fair value hierarchy table.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

Collateralized Derivative Contracts. In the fourth quarter of 2010, the Company began using the overnight indexed swap (“OIS”) curve as an input to value its collateralized interest rate derivative contracts. During the fourth quarter of 2011, the Company recognized a pre-tax loss of approximately $108 million in Principal transactions—Trading upon application of the OIS curve to certain additional fixed income products within the Institutional Securities business segment. Previously, the Company discounted these contracts based on London Interbank Offered Rate (“LIBOR”). At December 31, 2012 and December 31, 2011, substantially all of the Company’s collateralized derivative contracts were valued using the OIS curve.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Physical Commodities.

•

The Company trades various physical commodities, including crude oil and refined products, natural gas, base and precious metals, and agricultural products. Fair value for physical commodities is determined using observable inputs, including broker quotations and published indices. Physical commodities are categorized in Level 2 of the fair value hierarchy; in instances where significant inputs are unobservable, they are categorized in Level 3 of the fair value hierarchy.

Securities Available for Sale.

•

Securities available for sale are composed of U.S. government and agency securities (e.g., U.S. Treasury securities, agency-issued debt, agency mortgage pass-through securities and collateralized mortgage obligations), CMBS, Federal Family Education Loan Program (“FFELP”) student loan asset-backed securities, auto loan asset-backed securities, corporate bonds and equity securities. Actively traded U.S. Treasury securities, non-callable agency-issued debt securities and equity securities are generally categorized in Level 1 of the fair value hierarchy. Callable agency-issued debt securities, agency mortgage pass-through securities, collateralized mortgage obligations, CMBS, FFELP student loan asset-backed securities, auto loan asset-backed securities and corporate bonds are generally categorized in Level 2 of the fair value hierarchy. For further information on securities available for sale, see Note 5.

Deposits.

•	Time Deposits. The fair value of certificates of deposit is determined using third-party quotations. These deposits are generally categorized in Level 2 of the fair value hierarchy.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commercial Paper and Other Short-Term Borrowings/Long-Term Borrowings.

•

Structured Notes.    The Company issues structured notes that have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities. Fair value of structured notes is determined using valuation models for the derivative and debt portions of the notes. These models incorporate observable inputs referencing identical or comparable securities, including prices to which the notes are linked, interest rate yield curves, option volatility and currency, commodity or equity prices. Independent, external and traded prices for the notes are considered as well. The impact of the Company’s own credit spreads is also included based on the Company’s observed secondary bond market spreads. Most structured notes are categorized in Level 2 of the fair value hierarchy.

Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2012
	(dollars in millions)
Assets at Fair Value
Financial instruments owned:
U.S. government and agency securities:
U.S. Treasury securities	$24,662	$14	$—	$—	$24,676
U.S. agency securities	1,451	27,888	—	—	29,339

Total U.S. government and agency securities	26,113	27,902	—	—	54,015
Other sovereign government obligations	37,669	5,487	6	—	43,162
Corporate and other debt:
State and municipal securities	—	1,558	—	—	1,558
Residential mortgage-backed securities	—	1,439	45	—	1,484
Commercial mortgage-backed securities	—	1,347	232	—	1,579
Asset-backed securities	—	915	109	—	1,024
Corporate bonds	—	18,403	660	—	19,063
Collateralized debt obligations	—	685	1,951	—	2,636
Loans and lending commitments	—	12,617	4,694	—	17,311
Other debt	—	4,457	45	—	4,502

Total corporate and other debt	—	41,421	7,736	—	49,157
Corporate equities(1)	68,072	1,067	288	—	69,427
Derivative and other contracts:
Interest rate contracts	446	819,581	3,774	—	823,801
Credit contracts	—	63,234	5,033	—	68,267
Foreign exchange contracts	34	52,729	31	—	52,794
Equity contracts	760	37,074	766	—	38,600
Commodity contracts	4,082	14,256	2,308	—	20,646
Other	—	143	—	—	143
Netting(2)	(4,740)	(883,733)	(6,947)	(72,634)	(968,054)

Total derivative and other contracts	582	103,284	4,965	(72,634)	36,197
Investments:
Private equity funds	—	—	2,179	—	2,179
Real estate funds	—	6	1,370	—	1,376
Hedge funds	—	382	552	—	934
Principal investments	185	83	2,833	—	3,101
Other	199	71	486	—	756

Total investments	384	542	7,420	—	8,346
Physical commodities	—	7,299	—	—	7,299

Total financial instruments owned	132,820	187,002	20,415	(72,634)	267,603

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2012
	(dollars in millions)
Securities available for sale	14,466	25,403	—	—	39,869
Securities received as collateral	14,232	46	—	—	14,278
Federal funds sold and securities purchased under agreements to resell	—	621	—	—	621
Intangible assets(3)	—	—	7	—	7

Total assets measured at fair value	$161,518	$213,072	$20,422	$(72,634)	$322,378

Liabilities at Fair Value
Deposits	$—	$1,485	$—	$—	$1,485
Commercial paper and other short-term borrowings	—	706	19	—	725
Financial instruments sold, not yet purchased:
U.S. government and agency securities:
U.S. Treasury securities	20,098	21	—	—	20,119
U.S. agency securities	1,394	107	—	—	1,501

Total U.S. government and agency securities	21,492	128	—	—	21,620
Other sovereign government obligations	27,583	2,031	—	—	29,614
Corporate and other debt:
State and municipal securities	—	47	—	—	47
Residential mortgage-backed securities	—	—	4	—	4
Corporate bonds	—	3,942	177	—	4,119
Collateralized debt obligations	—	328	—	—	328
Unfunded lending commitments	—	305	46	—	351
Other debt	—	156	49	—	205

Total corporate and other debt	—	4,778	276	—	5,054
Corporate equities(1)	25,216	1,655	5	—	26,876
Derivative and other contracts:
Interest rate contracts	533	789,715	3,856	—	794,104
Credit contracts	—	61,283	3,211	—	64,494
Foreign exchange contracts	2	56,021	390	—	56,413
Equity contracts	748	39,212	1,910	—	41,870
Commodity contracts	4,530	15,702	1,599	—	21,831
Other	—	54	7	—	61
Netting(2)	(4,740)	(883,733)	(6,947)	(46,395)	(941,815)

Total derivative and other contracts	1,073	78,254	4,026	(46,395)	36,958

Total financial instruments sold, not yet purchased	75,364	86,846	4,307	(46,395)	120,122
Obligation to return securities received as collateral	18,179	47	—	—	18,226
Securities sold under agreements to repurchase	—	212	151	—	363
Other secured financings	—	9,060	406	—	9,466
Long-term borrowings	—	41,255	2,789	—	44,044

Total liabilities measured at fair value	$93,543	$139,611	$7,672	$(46,395)	$194,431

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 12.
(3)	Amount represents mortgage servicing rights (“MSR”) accounted for at fair value. See Note 7 for further information on MSRs.

Transfers Between Level 1 and Level 2 During 2012.

For assets and liabilities that were transferred between Level 1 and Level 2 during the period, fair values are ascribed as if the assets or liabilities had been transferred as of the beginning of the period.

Financial instruments owned—Derivative and other contracts and Financial instruments sold, not yet purchased—Derivative and other contracts.    During 2012, the Company reclassified approximately $3.2 billion of derivative assets and approximately $2.5 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on quoted prices from the exchange. Also during 2012, the Company reclassified approximately $0.4 billion of derivative assets and approximately $0.3 billion of derivative liabilities from Level 1 to Level 2 as transactions in these contracts did not occur with sufficient frequency and volume to constitute an active market.

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

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for 2012, 2011 and 2010, respectively. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities that were transferred out of Level 3 during the period, gains (losses) are presented as if the assets or liabilities had been transferred out at the beginning of the period.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2012.

	Beginning Balance at December 31, 2011	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at December 31, 2012	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at December 31, 2012(2)
	(dollars in millions)
Assets at Fair Value
Financial instruments owned:
U.S. agency securities	$8	$—	$—	$(7)	$—	$—	$(1)	$—	$—
Other sovereign government obligations	119	—	12	(125)	—	—	—	6	(9)
Corporate and other debt:
Residential mortgage-backed securities	494	(9)	32	(285)	—	—	(187)	45	(26)
Commercial mortgage-backed securities	134	32	218	(49)	—	(100)	(3)	232	28
Asset-backed securities	31	1	109	(32)	—	—	—	109	(1)
Corporate bonds	675	22	447	(450)	—	—	(34)	660	(7)
Collateralized debt obligations	980	216	1,178	(384)	—	—	(39)	1,951	142
Loans and lending commitments	9,590	37	2,648	(2,095)	—	(4,316)	(1,170)	4,694	(91)
Other debt	128	2	—	(95)	—	—	10	45	(6)

Total corporate and other debt	12,032	301	4,632	(3,390)	—	(4,416)	(1,423)	7,736	39
Corporate equities	417	(59)	134	(172)	—	—	(32)	288	(83)
Net derivative and other contracts(3):
Interest rate contracts	420	(275)	28	—	(7)	(217)	(31)	(82)	297
Credit contracts	5,814	(2,799)	112	—	(502)	(961)	158	1,822	(3,216)
Foreign exchange contracts	43	(279)	—	—	—	19	(142)	(359)	(225)
Equity contracts	(1,234)	390	202	(9)	(112)	(210)	(171)	(1,144)	241
Commodity contracts	570	114	16	—	(41)	(20)	70	709	222
Other	(1,090)	57	—	—	—	236	790	(7)	53

Total net derivative and other contracts	4,523	(2,792)	358	(9)	(662)	(1,153)	674	939	(2,628)
Investments:
Private equity funds	1,936	228	308	(294)	—	—	1	2,179	147
Real estate funds	1,213	149	143	(136)	—	—	1	1,370	229
Hedge funds	696	61	81	(151)	—	—	(135)	552	51
Principal investments	2,937	130	160	(419)	—	—	25	2,833	93
Other	501	(45)	158	(70)	—	—	(58)	486	(48)

Total investments	7,283	523	850	(1,070)	—	—	(166)	7,420	472
Physical commodities	46	—	—	—	—	(46)	—	—	—
Intangible assets	133	(39)	—	(83)	—	(4)	—	7	(7)

Liabilities at Fair Value
Commercial paper and other short-term borrowings	$2	$(5)	$—	$—	$3	$(3)	$12	$19	$(4)
Financial instruments sold, not yet purchased:
Other sovereign government obligations	8	—	(8)	—	—	—	—	—	—
Corporate and other debt:
Residential mortgage-backed securities	355	(4)	(355)	—	—	—	—	4	(4)
Corporate bonds	219	(15)	(129)	110	—	—	(38)	177	(23)
Unfunded lending commitments	85	39	—	—	—	—	—	46	39
Other debt	73	9	(1)	36	—	(55)	5	49	11

Total corporate and other debt	732	29	(485)	146	—	(55)	(33)	276	23
Corporate equities	1	(1)	(21)	22	—	—	2	5	(3)
Securities sold under agreements to repurchase	340	(14)	—	—	—	—	(203)	151	(14)
Other secured financings	570	(69)	—	—	21	(232)	(22)	406	(67)
Long-term borrowings	1,603	(651)	—	—	1,050	(279)	(236)	2,789	(652)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the consolidated statements of income except for $523 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for 2012 related to assets and liabilities still outstanding at December 31, 2012.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 12.

Financial instruments owned—Corporate and other debt.    During 2012, the Company reclassified approximately $1.9 billion of certain Corporate and other debt, primarily loans, from Level 3 to Level 2. The Company reclassified the loans as external prices and/or spread inputs for these instruments became observable.

The Company also reclassified approximately $0.5 billion of certain Corporate and other debt from Level 2 to Level 3. The reclassifications were primarily related to corporate loans and were generally due to a reduction in market price quotations for these or comparable instruments, or a lack of available broker quotes, such that unobservable inputs had to be utilized for the fair value measurement of these instruments.

Financial instruments owned—Net derivative and other contracts.    During 2012, the Company reclassified approximately $1.4 billion of certain credit derivative assets and approximately $1.2 billion of certain credit derivative liabilities from Level 3 to Level 2. These reclassifications were primarily related to single name credit default swaps and basket credit default swaps for which certain unobservable inputs became insignificant to the overall measurement.

The Company also reclassified approximately $0.6 billion of certain credit derivative assets and approximately $0.3 billion of certain credit derivative liabilities from Level 2 to Level 3. The reclassifications were primarily related to basket credit default swaps for which certain unobservable inputs became significant to the overall measurement.

The net losses in Net derivative and other contracts were primarily driven by tightening of credit spreads on underlying reference entities of basket credit default swaps where the Company was long protection.

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

Financial instruments owned—Net derivative and other contracts.    The net gains in Net derivative and other contracts were primarily driven by market movements and certain transactions during 2011 related to interest rate, equity and commodity contracts.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2010.

	Beginning Balance at December 31, 2009	Total Realized and Unrealized Gains (Losses)(1)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers	Ending Balance at December 31, 2010	Unrealized Gains (Losses) for Level 3 Assets/Liabilities Outstanding at December 31, 2010(2)
	(dollars in millions)
Assets at Fair Value
Financial instruments owned:
U.S. agency securities	$36	$(1)	$13	$(35)	$13	$(1)
Other sovereign government obligations	3	5	66	(1)	73	5
Corporate and other debt:
State and municipal securities	713	(11)	(533)	(59)	110	(12)
Residential mortgage-backed securities	818	12	(607)	96	319	(2)
Commercial mortgage-backed securities	1,573	35	(1,054)	(366)	188	(61)
Asset-backed securities	591	10	(436)	(152)	13	7
Corporate bonds	1,038	(84)	403	11	1,368	41
Collateralized debt obligations	1,553	368	(259)	(3)	1,659	189
Loans and lending commitments	12,506	203	(376)	(667)	11,666	214
Other debt	1,662	44	(92)	(1,421)	193	49

Total corporate and other debt	20,454	577	(2,954)	(2,561)	15,516	425
Corporate equities	536	118	(189)	19	484	59
Net derivative and other contracts(3):
Interest rate contracts	387	238	(178)	(23)	424	260
Credit contracts	8,824	(1,179)	128	(1,179)	6,594	58
Foreign exchange contracts	254	(77)	33	(164)	46	(109)
Equity contracts	(689)	(131)	(146)	204	(762)	(143)
Commodity contracts	7	121	60	—	188	268
Other	(437)	(266)	(220)	10	(913)	(284)

Total net derivative and other contracts	8,346	(1,294)	(323)	(1,152)	5,577	50
Investments:
Private equity funds	1,296	496	202	(8)	1,986	462
Real estate funds	833	251	89	3	1,176	399
Hedge funds	1,708	(161)	(327)	(319)	901	(160)
Principal investments	3,195	470	229	(763)	3,131	412
Other	581	109	(129)	(1)	560	49

Total investments	7,613	1,165	64	(1,088)	7,754	1,162
Securities received as collateral	23	—	(22)	—	1	—
Intangible assets	137	43	(23)	—	157	23
Liabilities at Fair Value
Deposits	$24	$—	$—	$(8)	$16	$—
Commercial paper and other short-term borrowings	—	—	2	—	2	—
Financial instruments sold, not yet purchased:
Corporate and other debt:
Asset-backed securities	4	—	(4)	—	—	—
Corporate bonds	29	(15)	13	(13)	44	(9)
Collateralized debt obligations	3	—	(3)	—	—	—
Unfunded lending commitments	252	(4)	7	—	263	(2)
Other debt	431	65	(161)	(11)	194	62

Total corporate and other debt	719	46	(148)	(24)	501	51
Corporate equities	4	17	54	(26)	15	9
Obligation to return securities received as collateral	23	—	(22)	—	1	—
Securities sold under agreements to repurchase	—	(1)	350	—	351	(1)
Other secured financings	1,532	(44)	(612)	52	1,016	(44)
Long-term borrowings	6,865	66	(5,175)	(308)	1,316	(84)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Total realized and unrealized gains (losses) are primarily included in Principal transactions—Trading in the consolidated statements of income except for $1,165 million related to Financial instruments owned—Investments, which is included in Principal transactions—Investments.
(2)	Amounts represent unrealized gains (losses) for 2010 related to assets and liabilities still outstanding at December 31, 2010.
(3)	Net derivative and other contracts represent Financial instruments owned—Derivative and other contracts net of Financial instruments sold, not yet purchased—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 12.

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

Quantitative Information about and Sensitivity of Significant Unobservable Inputs Used in Recurring Level 3 Fair Value Measurements at December 31, 2012.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The disclosures below also include qualitative information on the sensitivity of the fair value measurements to changes in the significant unobservable inputs.

	Balance at December 31, 2012 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)				Weighted Average
Assets
Financial instruments owned:
Corporate and other debt:
Commercial mortgage-backed securities	$232	Comparable pricing	Comparable bond price / (A)	46	to	100	points	76	points
Asset-backed securities	109	Discounted cash flow	Internal rate of return / (C)			21%		21%
Corporate bonds	660	Comparable pricing	Comparable bond price / (A)	0	to	143	points	24	points
Collateralized debt obligations	1,951	Comparable pricing	Comparable bond price / (A)	15	to	88	points	59	points
		Correlation model	Credit correlation / (B)	15	to	45%		40%
Loans and lending commitments	4,694	Corporate loan model	Credit spread / (C)	17	to	1,004	basis points	281	basis points
		Comparable pricing	Comparable bond price / (A)	80	to	120	points	104	points
		Comparable pricing	Comparable loan price / (A)	55	to	100	points	88	points
Corporate equities(2)	288	Net asset value	Discount to net asset value / (C)	0	to	37%		8%
		Comparable pricing	Discount to comparable equity price / (C)	0	to	27	points	14	points
		Market approach	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple / (A)			6	times	6	times
Net derivative and other contracts:
Interest rate contracts	(82)	Option model	Interest rate volatility concentration liquidity multiple / (C)(D)	0	to	8	times		See (3)
			Comparable bond price / (A)(D)	5	to	98	points
			Interest rate—Foreign exchange correlation / (A)(D)	2	to	63%
			Interest rate volatility skew / (A)(D)	9	to	95%
			Interest rate quanto correlation / (A)(D)	-53	to	33%
			Interest rate curve correlation / (A)(D)	48	to	99%
			Inflation volatility / (A)(D)	49	to	100%
		Discounted cash flow	Forward commercial paper rate-LIBOR basis / (A)	-18	to	95	basis points
Credit contracts	1,822	Comparable pricing	Cash synthetic basis / (C)	2	to	14	points		See (4)
			Comparable bond price / (C)	0	to	80	points
		Correlation model	Credit correlation / (B)	14	to	94%
Foreign exchange contracts(5)	(359)	Option model	Comparable bond price / (A)(D)	5	to	98	points		See (6)
			Interest rate quanto correlation /(A)(D)	-53	to	33%
			Interest rate—Credit spread correlation / (A)(D)	-59	to	65%
			Interest rate—Foreign exchange correlation / (A)(D)	2	to	63%
			Interest rate volatility skew / (A)(D)	9	to	95%
Equity contracts(5)	(1,144)	Option model	At the money volatility / (C)(D)	7	to	24%			See (7)
			Volatility skew / (C)(D)	-2	to	0%
			Equity—Equity correlation / (C)(D)	40	to	96%
			Equity—Foreign exchange correlation / (C)(D)	-70	to	38%
			Equity—Interest rate correlation / (C)(D)	18	to	65%

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at December 31, 2012 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)				Weighted Average
Commodity contracts	709	Option model	Forward power price / (C)(D)	$28	to	$84	per
				Megawatt hour
			Commodity volatility / (A)(D)	17	to	29%
			Cross commodity correlation / (C)(D)	43	to	97%
Investments(2):
Principal investments	2,833	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	8	to	15%		9%
			Exit multiple / (A)(D)	5	to	10	times	9	times
		Discounted cash flow	Capitalization rate / (C)(D)	6	to	10%		7%
			Equity discount rate / (C)(D)	15	to	35%		23%
		Market approach	EBITDA multiple / (A)	3	to	17	times	10	times
Other	486	Discounted cash flow	Implied weighted average cost of capital / (C)(D)			11%		11%
			Exit multiple / (A)(D)			6	times	6	times
		Market approach	EBITDA multiple / (A)	6	to	8	times	7	times

Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt:
Corporate bonds	$177	Comparable pricing	Comparable bond price / (A)	0	to	150	points	50	points
Securities sold under agreements to repurchase	151	Discounted cash flow	Funding spread / (A)	110	to	184	basis points	166	basis points
Other secured financings	406	Comparable pricing	Comparable bond price / (A)	55	to	139	points	102	points
		Discounted cash flow	Funding spread / (A)	183	to	186	basis points	184	basis points
Long-term borrowings	2,789	Option model	At the money volatility / (A)(D)	20	to	24%		24%
			Volatility skew / (A)(D)	-1	to	0%		0%
			Equity—Equity correlation / (C)(D)	50	to	90%		77%
			Equity—Foreign exchange correlation / (A)(D)	-70	to	36%		-15%

(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 100 points would be 100% of par. A basis point equals 1/100th of 1%; for example, 1,004 basis points would equal 10.04%.
(2)	Investments in funds measured using an unadjusted net asset value are excluded.
(3)	See below for a qualitative discussion of the wide unobservable input ranges for comparable bond prices, interest rate volatility skew, interest rate quanto correlation and forward commercial paper rate–LIBOR basis.
(4)	See below for a qualitative discussion of the wide unobservable input ranges for comparable bond prices and credit correlation.
(5)	Includes derivative contracts with multiple risks (i.e., hybrid products).
(6)	See below for a qualitative discussion of the wide unobservable input ranges for comparable bond prices, interest rate quanto correlation, interest rate-credit spread correlation and interest rate volatility skew.
(7)	See below for a qualitative discussion of the wide unobservable input range for equity-foreign exchange correlation.

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

The following provides a description of significant unobservable inputs included in the table above for all major categories of assets and liabilities and a qualitative discussion of wide unobservable input ranges for derivative products:

•

Comparable bond price – a pricing input used when prices for the identical instrument are not available. Significant subjectivity may be involved when fair value is determined using pricing data available for

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comparable instruments. Valuation using comparable instruments can be done by calculating an implied yield (or spread over a liquid benchmark) from the price of a comparable bond, then adjusting that yield (or spread) to derive a value for the bond. The adjustment to yield (or spread) should account for relevant differences in the bonds such as maturity or credit quality. Alternatively, a price-to-price basis can be assumed between the comparable instrument and bond being valued in order to establish the value of the bond. Additionally, as the probability of default increases for a given bond (i.e., as the bond becomes more distressed), the valuation of that bond will increasingly reflect its expected recovery level assuming default. The decision to use price-to-price or yield/spread comparisons largely reflects trading market convention for the financial instruments in question. Price-to-price comparisons are primarily employed for CMBS, CDO, mortgage loans and distressed corporate bonds. Implied yield (or spread over a liquid benchmark) is utilized predominately for non-distressed corporate bonds, loans and credit contracts.

Interest rate contracts, credit contracts and foreign exchange contracts – For interest rate, credit and foreign exchange contracts, the wide range of the bond price inputs is largely driven by dispersion in the credit quality and ratings of the underlying assets and the maturity of the contracts.

•

Internal rate of return – the discount factor required for the net present value of future cash flows to equal zero. The internal rate of return represents the minimum average annual return required for an investment.

•

Correlation – a pricing input where the payoff is driven by more than one underlying risk. Correlation is a measure of the relationship between the movements of two variables (i.e., how the change in one variable influences a change in the other variable). Credit correlation, for example, is the factor that describes the relationship between the probability of individual entities to default on obligations and the joint probability of multiple entities to default on obligations. The correlation ranges may be wide since any two underlying inputs may be highly correlated (either positively or negatively) or weakly correlated.

Equity contracts – For equity derivative contracts, the wide range of equity-foreign exchange correlation inputs is primarily due to the large number of correlation pairs, the diverse nature of the correlation pairs, and the maturity of the contracts.

Interest rate contracts and foreign exchange contracts – The interest rate quanto correlation and interest rate-credit spread correlation input ranges for interest rate and foreign exchange contracts reflect differences in economic terms for the underlying instruments. For example, a change in a currency pair can significantly impact the implied quanto correlation and a change in the reference entity can significantly impact the implied interest rate-credit spread correlation.

Credit contracts – The Company holds positions covering a wide range of maturities, capital structure subordinations, and credit quality of underlying reference entities, all of which affect the marking of the credit correlation input.

•

Credit spread – the difference in yield between different securities due to differences in credit quality. The credit spread reflects the additional net yield an investor can earn from a security with more credit risk relative to one with less credit risk. The credit spread of a particular security is often quoted in relation to the yield on a credit risk-free benchmark security or reference rate, typically either U.S. Treasury or LIBOR.

•

EBITDA multiple / Exit multiple – is the Enterprise Value to EBITDA ratio, where the Enterprise Value is the aggregate value of equity and debt minus cash and cash equivalents. The EBITDA multiple reflects the value of the company in terms of its full-year EBITDA, whereas the exit multiple reflects the value of the company in terms of its full year expected EBITDA at exit. Either multiple allows comparison between companies from an operational perspective as the effect of capital structure, taxation and depreciation/amortization is excluded.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Volatility – the measure of the variability in possible returns for an instrument given how much that instrument changes in value over time. Volatility is a pricing input for options and, generally, the lower the volatility, the less risky the option. The level of volatility used in the valuation of a particular option depends on a number of factors, including the nature of the risk underlying that option (e.g., the volatility of a particular underlying equity security may be significantly different from that of a particular underlying commodity index), the tenor and the strike price of the option.

•

Volatility skew – the measure of the difference in implied volatility for options with identical underliers and expiry dates but with different strikes. The implied volatility for an option with a strike price that is above or below the current price of an underlying asset will typically deviate from the implied volatility for an option with a strike price equal to the current price of that same underlying asset.

Interest rate contracts and foreign exchange contracts – The volatility skew input range for interest rate and foreign exchange contracts reflects differences in economic terms for the underlying instruments as well as market factors specific to each underlier for which volatility is being estimated. For example, a change in the strike of an option can significantly impact the implied interest rate volatility skew.

•	Forward commercial paper rate–LIBOR basis – the basis added to the LIBOR rate when the commercial paper yield is expressed as a spread over the LIBOR rate.

Interest rate contracts – There are multiple credit ratings of commercial paper, each of which will lead to a different basis to LIBOR. The basis to LIBOR is dependent on a number of factors, including, but not limited to, collateralization of the commercial paper, credit rating of the issuer, and the supply of commercial paper. For example, the higher the credit rating, the lower the basis. The basis may become negative, i.e., the return for highly-rated commercial paper, such as asset-backed commercial paper, may be less than LIBOR.

•

Cash synthetic basis – the measure of the price differential between cash financial instruments (“cash instruments”) and their synthetic derivative-based equivalents (“synthetic instruments”). The range disclosed in the table above signifies the number of points by which the synthetic bond equivalent price is higher than the quoted price of the underlying cash bonds.

•

Implied WACC – the weighted average cost of capital (“WACC”) implied by the current value of equity in a discounted cash flow model. The model assumes that the cash flow assumptions, including projections, are fully reflected in the current equity value while the debt to equity ratio is held constant. The WACC theoretically represents the required rate of return to debt and equity investors, respectively.

•	Capitalization rate – the ratio between net operating income produced by an asset and its market value at the projected disposition date.

•

Funding spread – the difference between the general collateral rate (which refers to the rate applicable to a broad class of U.S. Treasury issuances) and the specific collateral rate (which refers to the rate applicable to a specific type of security pledged as collateral, such as a municipal bond). Repurchase agreements are discounted based on collateral curves. The curves are constructed as spreads over the corresponding OIS/LIBOR curves, with the short end of the curve representing spreads over the corresponding OIS curves and the long end of the curve representing spreads over LIBOR.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Investments that Calculate Net Asset Value.

The Company’s Investments measured at fair value were $8,346 million and $8,195 million at December 31, 2012 and 2011, respectively. The following table presents information solely about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on net asset value at December 31, 2012 and 2011, respectively.

	At December 31, 2012		At December 31, 2011
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
	(dollars in millions)
Private equity funds	$2,179	$644	$1,906	$938
Real estate funds	1,376	221	1,188	448
Hedge funds(1):
Long-short equity hedge funds	475	—	545	5
Fixed income/credit-related hedge funds	86	—	124	—
Event-driven hedge funds	52	—	163	—
Multi-strategy hedge funds	321	3	335	—

Total	$4,489	$868	$4,261	$1,391

(1)	Fixed income/credit-related hedge funds, event-driven hedge funds, and multi-strategy hedge funds are redeemable at least on a six-month period basis primarily with a notice period of 90 days or less. At December 31, 2012, approximately 36% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 38% is redeemable every six months and 26% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at December 31, 2012 is primarily greater than six months. At December 31, 2011, approximately 38% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 32% is redeemable every six months and 30% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at December 31, 2011 is primarily greater than six months.

Private Equity Funds.    Amount includes several private equity funds that pursue multiple strategies including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments, and mezzanine capital. In addition, the funds may be structured with a focus on specific domestic or foreign geographic regions. These investments are generally not redeemable with the funds. Instead, the nature of the investments in this category is that distributions are received through the liquidation of the underlying assets of the fund. At December 31, 2012, it is estimated that 5% of the fair value of the funds will be liquidated in the next five years, another 27% of the fair value of the funds will be liquidated between five to 10 years and the remaining 68% of the fair value of the funds have a remaining life of greater than 10 years.

Real Estate Funds.    Amount includes several real estate funds that invest in real estate assets such as commercial office buildings, retail properties, multi-family residential properties, developments or hotels. In addition, the funds may be structured with a focus on specific geographic domestic or foreign regions. These investments are generally not redeemable with the funds. Distributions from each fund will be received as the underlying investments of the funds are liquidated. At December 31, 2012, it is estimated that 4% of the fair value of the funds will be liquidated within the next five years, another 46% of the fair value of the funds will be liquidated between five to 10 years and the remaining 50% of the fair value of the funds have a remaining life of greater than 10 years.

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

•

Long-short Equity Hedge Funds.    Amount includes investments in hedge funds that invest, long or short, in equities. Equity value and growth hedge funds purchase stocks perceived to be undervalued and sell

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stocks perceived to be overvalued. Investments representing approximately 7% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily two years or less at December 31, 2012. Investments representing approximately 7% of the fair value of the investments in long-short equity hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was primarily one year or less at December 31, 2012.

•

Fixed Income/Credit-Related Hedge Funds.    Amount includes investments in hedge funds that employ long-short, distressed or relative value strategies in order to benefit from investments in undervalued or overvalued securities that are primarily debt or credit related. At December 31, 2012, investments representing approximately 5% of the fair value of the investments in fixed income/credit-related hedge funds cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily one year or less at December 31, 2012.

•

Event-Driven Hedge Funds.    Amount includes investments in hedge funds that invest in event-driven situations such as mergers, hostile takeovers, reorganizations, or leveraged buyouts. This may involve the simultaneous purchase of stock in companies being acquired and the sale of stock in its acquirer, with the expectation to profit from the spread between the current market price and the ultimate purchase price of the target company. At December 31, 2012, there were no restrictions on redemptions.

•

Multi-strategy Hedge Funds. Amount includes investments in hedge funds that pursue multiple strategies to realize short- and long-term gains. Management of the hedge funds has the ability to overweight or underweight different strategies to best capitalize on current investment opportunities. At December 31, 2012, investments representing approximately 66% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily two years or less at December 31, 2012. Investments representing approximately 9% of the fair value of the investments in multi-strategy hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was indefinite at December 31, 2012.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models. The following tables present net gains (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for 2012, 2011 and 2010, respectively:

	Principal Transactions- Trading	Interest Income (Expense)	Gains (Losses) Included in Net Revenues
	(dollars in millions)
Year Ended December 31, 2012
Federal funds sold and securities purchased under agreements to resell	$8	$5	$13
Deposits	57	(86)	(29)
Commercial paper and other short-term borrowings(1)	(31)	—	(31)
Securities sold under agreements to repurchase	(15)	(4)	(19)
Long-term borrowings(1)	(5,687)	(1,321)	(7,008)

Year Ended December 31, 2011
Federal funds sold and securities purchased under agreements to resell	$12	$—	$12
Deposits	66	(117)	(51)
Commercial paper and other short-term borrowings(1)	567	—	567
Securities sold under agreements to repurchase	3	(7)	(4)
Long-term borrowings(1)	4,204	(1,075)	3,129

Year Ended December 31, 2010
Deposits	$2	$(173)	$(171)
Commercial paper and other short-term borrowings(1)	(8)	—	(8)
Securities sold under agreements to repurchase	9	(1)	8
Long-term borrowings(1)	(872)	(849)	(1,721)

(1)	Of the total gains (losses) recorded in Principal transactions—Trading for short-term and long-term borrowings for 2012, 2011 and 2010, $(4,402) million, $3,681 million and $(873) million, respectively, are attributable to changes in the credit quality of the Company, and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes before the impact of related hedges.

In addition to the amounts in the above table, as discussed in Note 2, all of the instruments within Financial instruments owned or Financial instruments sold, not yet purchased are measured at fair value, either through the election of the fair value option or as required by other accounting guidance. The amounts in the above table are included within Net revenues and do not reflect gains or losses on related hedging instruments, if any.

The Company hedges the economics of market risk for short-term and long-term borrowings (i.e., risks other than that related to the credit quality of the Company) as part of its overall trading strategy and manages the market risks embedded within the issuance by the related business unit as part of the business units’ portfolio. The gains and losses on related economic hedges are recorded in Principal transactions—Trading and largely offset the gains and losses on short-term and long-term borrowings attributable to market risk.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2012 and 2011, a breakdown of the short-term and long-term borrowings by business unit responsible for risk-managing the borrowing is shown in the table below:

	Short-term and Long-term Borrowings
Business Unit	At December 31, 2012	At December 31, 2011
	(dollars in millions)
Interest rates	$23,330	$23,188
Equity	17,326	13,926
Credit and foreign exchange	3,337	3,012
Commodities	776	876

Total	$44,769	$41,002

The following tables present information on the Company’s short-term and long-term borrowings (primarily structured notes), loans and unfunded lending commitments for which the fair value option was elected.

Gains (Losses) due to Changes in Instrument-Specific Credit Risk.

	2012	2011	2010
	(dollars in millions)
Short-term and long-term borrowings(1)	$(4,402)	$3,681	$(873)
Loans(2)	340	(585)	448
Unfunded lending commitments(3)	1,026	(787)	(148)

(1)	The change in the fair value of short-term and long-term borrowings (primarily structured notes) includes an adjustment to reflect the change in credit quality of the Company based upon observations of the Company’s secondary bond market spreads.
(2)	Instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Gains (losses) were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period end.

Net Difference between Contractual Principal Amount and Fair Value.

	Contractual Principal Amount Exceeds Fair Value
	At December 31, 2012	At December 31, 2011
	(dollars in billions)
Short-term and long-term borrowings(1)	$(0.4)	$2.5
Loans(2)	25.2	27.2
Loans 90 or more days past due and/or on non-accrual status(2)(3)	20.5	22.1

(1)	These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.
(2)	The majority of this difference between principal and fair value amounts emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.
(3)	The aggregate fair value of loans that were in non-accrual status, which includes all loans 90 or more days past due, was $1.4 billion and $2.0 billion at December 31, 2012 and December 31, 2011, respectively. The aggregate fair value of loans that were 90 or more days past due was $0.8 billion and $1.5 billion at December 31, 2012 and December 31, 2011, respectively.

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

The following tables present, by caption on the consolidated statements of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for 2012, 2011 and 2010, respectively.

2012.

		Fair Value Measurements Using:
	Carrying Value At December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for 2012(1)
	(dollars in millions)
Loans(2)	$1,821	$—	$277	$1,544	$(60)
Other investments(3)	90	—	—	90	(37)
Premises, equipment and software costs(4)	33	—	—	33	(170)
Intangible assets(3)	—	—	—	—	(4)

Total	$1,944	$—	$277	$1,667	$(271)

(1)	Losses are recorded within Other expenses in the consolidated statements of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.
(2)	Non-recurring changes in fair value for loans held for investment were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models. The non-recurring change in fair value for mortgage loans held for sale is based upon a valuation model incorporating market observable inputs.
(3)	Losses recorded were determined primarily using discounted cash flow models.
(4)	Losses were determined using discounted cash flow models and primarily represented the write-off of the carrying value of certain premises and software that were abandoned during 2012 in association with the Morgan Stanley Wealth Management integration.

In addition to the losses included in the table above, there was a pre-tax gain of approximately $51 million (related to Other assets) included in discontinued operations in 2012 in connection with the disposition of Saxon (see Notes 1 and 25). This pre-tax gain was primarily due to the subsequent increase in the fair value of Saxon, which had incurred impairment losses of $98 million in the quarter ended December 31, 2011. The fair value of Saxon was determined based on the revised purchase price agreed upon with the buyer.

There were no liabilities measured at fair value on a non-recurring basis during 2012.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2011.

		Fair Value Measurements Using:
	Carrying Value At December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for 2011(1)
	(dollars in millions)
Loans(2)	$70	$—	$—	$70	$5
Other investments(3)	71	—	—	71	(52)
Premises, equipment and software costs(3)	4	—	—	4	(7)
Intangible assets(4)	—	—	—	—	(7)

Total	$145	$—	$—	$145	$(61)

(1)	Losses are recorded within Other expenses in the consolidated statements of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.
(2)	Non-recurring changes in fair value for loans held for investment were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models. The non-recurring change in fair value for mortgage loans held for sale is based upon a valuation model incorporating market observable inputs.
(3)	Losses recorded were determined primarily using discounted cash flow models.
(4)	Losses were determined primarily using discounted cash flow models or a valuation technique incorporating an observable market index.

In addition to the losses included in the table above, impairment losses of approximately $98 million (of which $83 million related to Other assets and $15 million related to Premises, equipment and software costs) were included in discontinued operations related to Saxon (see Notes 1 and 25). These losses were determined using the purchase price agreed upon with the buyer.

There were no liabilities measured at fair value on a non-recurring basis during 2011.

2010.

		Fair Value Measurements Using:
	Carrying Value At December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for 2010(1)
	(dollars in millions)
Loans(2)	$680	$—	$151	$529	$(12)
Other investments(3)	88	—	—	88	(19)
Goodwill(4)	—	—	—	—	(27)
Intangible assets(5)	3	—	—	3	(174)

Total	$771	$—	$151	$620	$(232)

(1)	Losses related to Loans, impairments related to Other investments and losses related to Goodwill and certain Intangibles associated with the disposition of FrontPoint Partners LLC (“FrontPoint”) are included in Other revenues in the consolidated statements of income (see Notes 19 and 24 for further information on FrontPoint). Remaining losses were included in Other expenses in the consolidated statements of income.
(2)	Non-recurring changes in fair value for loans held for investment were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models. The non-recurring change in fair value for mortgage loans held for sale is based upon a valuation model incorporating market observable inputs.
(3)	Losses recorded were determined primarily using discounted cash flow models.
(4)	Loss relates to FrontPoint, determined primarily using discounted cash flow models (see Notes 19 and 24 for further information on FrontPoint).
(5)	Losses primarily related to investment management contracts, including contracts associated with FrontPoint, and were determined primarily using discounted cash flow models.

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

Financial Instruments Not Measured at Fair Value.

The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the consolidated statements of financial condition. The table below excludes certain financial instruments such as equity method investments and all non-financial assets and liabilities such as the value of the long-term relationships with our deposit customers.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Not Measured at Fair Value at December 31, 2012.

	At December 31, 2012		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Financial Assets:
Cash and due from banks	$20,878	$20,878	$20,878	$—	$—
Interest bearing deposits with banks	26,026	26,026	26,026	—	—
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	30,970	30,970	30,970	—	—
Federal funds sold and securities purchased under agreements to resell	133,791	133,792	—	133,035	757
Securities borrowed	121,701	121,705	—	121,691	14
Receivables(1):
Customers	46,197	46,197	—	46,197	—
Brokers, dealers and clearing organizations	7,335	7,335	—	7,335	—
Fees, interest and other	6,170	6,102	—	—	6,102
Loans(2)	29,046	27,263	—	5,307	21,956
Financial Liabilities:
Deposits	$81,781	$81,781	$—	$81,781	$—
Commercial paper and other short-term borrowings	1,413	1,413	—	1,107	306
Securities sold under agreements to repurchase	122,311	122,389	—	111,722	10,667
Securities loaned	36,849	37,163	—	35,978	1,185
Other secured financings	6,261	6,276	—	3,649	2,627
Payables(1):
Customers	122,540	122,540	—	122,540	—
Brokers, dealers and clearing organizations	2,497	2,497	—	2,497	—
Long-term borrowings	125,527	126,683	—	116,511	10,172

(1)	Accrued interest, fees and dividend receivables and payables where carrying value approximates fair value have been excluded.
(2)	Includes all loans measured at fair value on a non-recurring basis.

The fair value of the Company’s unfunded lending commitments, primarily related to corporate lending in the Institutional Securities business segment, that are not carried at fair value at December 31, 2012 was $755 million, of which $543 million and $212 million would be categorized in Level 2 and Level 3 of the fair value hierarchy, respectively. The carrying value of these commitments, if fully funded, would be $50.0 billion.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Securities Available for Sale.

The following tables present information about the Company’s available for sale securities:

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$14,351	$109	$2	$—	$14,458
U.S. agency securities	15,330	122	3	—	15,449

Total U.S. government and agency securities	29,681	231	5	—	29,907
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,197	6	4	—	2,199
Non-Agency	160	—	—	—	160
Auto loan asset-backed securities	1,993	4	1	—	1,996
Corporate bonds	2,891	13	3	—	2,901
FFELP student loan asset-backed securities(1)	2,675	23	—	—	2,698

Total Corporate and other debt	9,916	46	8	—	9,954

Total debt securities available for sale	39,597	277	13	—	39,861

Equity securities available for sale	15	—	7	—	8

Total	$39,612	$277	$20	$—	$39,869

(1)	Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

	At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$13,240	$182	$—	$—	$13,422
U.S. agency securities	16,083	54	20	—	16,117
Corporate and other debt(1)	944	—	3	—	941

Total debt securities available for sale	30,267	236	23	—	30,480
Equity securities available for sale	15	—	—	—	15

Total	$30,282	$236	$23	$—	$30,495

(1)	Amounts represent FFELP student loan asset-backed securities, in which the loans are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present the fair value of investments in securities available for sale that are in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
At December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$1,012	$2	$—	$—	$1,012	$2
U.S. agency securities	1,534	3	27	—	1,561	3

Total U.S. government and agency securities	2,546	5	27	—	2,573	5
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,057	4	—	—	1,057	4
Auto loan asset-backed securities	710	1	—	—	710	1
Corporate bonds	934	3	—	—	934	3

Total Corporate and other debt	2,701	8	—	—	2,701	8

Total debt securities available for sale	5,247	13	27	—	5,274	13

Equity securities available for sale	8	7	—	—	8	7

Total	$5,255	$20	$27	$—	$5,282	$20

	Less than 12 Months		12 Months or Longer		Total
At December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. agency securities	$6,250	$15	$1,492	$5	$7,742	$20
Corporate and other debt	679	3	—	—	679	3

Total	$6,929	$18	$1,492	$5	$8,421	$23

Gross unrealized losses are recorded in Accumulated other comprehensive income.

For debt securities available for sale in an unrealized loss position, the Company does not intend to sell these securities or expect to be required to sell these securities prior to recovery of the amortized cost basis. In addition, the Company does not expect the U.S. government and agency securities to experience a credit loss given the explicit and implicit guarantee provided by the U.S. government. The Company believes that the debt securities with an unrealized loss in Accumulated other comprehensive income were not other-than-temporarily impaired at December 31, 2012 and 2011.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For equity securities available for sale in an unrealized loss position, the Company does not intend to sell these securities or expect to be required to sell these securities prior to the recovery of the amortized cost basis. The Company believes that the equity securities with an unrealized loss in Accumulated other comprehensive income were not other-than-temporarily impaired at December 31, 2012.

The following table presents the amortized cost and fair value of debt securities available for sale by contractual maturity dates at December 31, 2012.

At December 31, 2012	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$753	$757	0.8%
After 1 year but through 5 years	13,492	13,592	0.7%
After 5 years	106	109	1.5%

Total	14,351	14,458

U.S. agency securities:
After 5 years	15,330	15,449	1.0%

Total	15,330	15,449

Total U.S. government and agency securities	29,681	29,907	0.9%

Corporate and other debt:
Commercial mortgage-backed securities:
Agency:
After 1 year but through 5 years	353	354	1.0%
After 5 years	1,844	1,845	1.3%

Total	2,197	2,199

Non-Agency:
After 5 years	160	160	0.7%

Total	160	160

Auto loan asset-backed securities:
After 1 year but through 5 years	1,642	1,645	0.7%
After 5 years	351	351	0.7%

Total	1,993	1,996

Corporate bonds:
Due within 1 year	153	153	0.7%
After 1 year but through 5 years	2,589	2,599	1.1%
After 5 years	149	149	1.2%

Total	2,891	2,901

FFELP student loan asset-backed securities:
After 1 year but through 5 years	94	95	0.9%
After 5 years	2,581	2,603	1.1%

Total	2,675	2,698

Total Corporate and other debt	9,916	9,954	1.0%

Total debt securities available for sale	$39,597	$39,861	0.9%

See Note 7 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, auto loan asset-backed securities and FFELP student loan asset-backed securities.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information pertaining to sales of securities available for sale during 2012, 2011 and 2010:

	2012	2011	2010
	(dollars in millions)
Gross realized gains	$88	$145	$102

Gross realized losses	$10	$2	$—

Proceeds of sales of securities available for sale	$10,398	$17,085	$670

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

The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the review of margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies to reduce risk. Additionally, transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations. For these transactions, adherence to the Company’s collateral policies significantly limits the Company’s credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and, if necessary, may sell securities that have not been paid for or purchase securities sold but not delivered from customers. At December 31, 2012 and December 31, 2011, there were approximately $24.0 billion and $16.2 billion, respectively, of customer margin loans outstanding.

Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Company is deemed to be the primary beneficiary, and

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain equity-linked notes and other secured borrowings. These liabilities are generally payable from the cash flows of the related assets accounted for as Financial instruments owned (see Notes 7 and 11).

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

	At December 31, 2012	At December 31, 2011
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$15,273	$9,263
Other sovereign government obligations	3,278	4,047
Corporate and other debt	11,980	17,024
Corporate equities	26,377	21,664

Total	$56,908	$51,998

The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. The Company additionally receives securities as collateral in connection with certain securities-for-securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the consolidated statements of financial condition. At December 31, 2012 and December 31, 2011, the fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $560 billion and $488 billion, respectively, and the fair value of the portion that had been sold or repledged was $397 billion and $335 billion, respectively.

The Company is subject to concentration risk by holding large positions in certain types of securities, loans or commitments to purchase securities of a single issuer, including sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries, or issuers engaged in a particular industry. Financial instruments owned by the Company include U.S. government and agency securities and securities issued by other sovereign governments (principally Japan, the U.K., Germany and Brazil), which, in the aggregate, represented approximately 12% of the Company’s total assets at December 31, 2012. In addition, substantially all of the collateral held by the Company for resale agreements or bonds borrowed, which together represented approximately 24% of the Company’s total assets at December 31, 2012, consist of securities issued by the U.S. government, federal agencies or other sovereign government obligations. Positions taken and commitments made by the Company, including positions taken and underwriting and financing commitments made in connection with its private equity, principal investment and lending activities, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment grade issuers. In addition, the Company may originate or purchase certain residential and commercial mortgage loans that could contain certain terms and features that may result in additional credit

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

risk as compared with more traditional types of mortgages. Such terms and features may include loans made to borrowers subject to payment increases or loans with high loan-to-value ratios.

At December 31, 2012 and December 31, 2011, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

	At December 31, 2012	At December 31, 2011
	(dollars in millions)
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	$30,970	$29,454
Securities(1)	13,424	15,120

Total	$44,394	$44,574

(1)	Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Federal funds sold and securities purchased under agreements to resell and Financial instruments owned in the consolidated statements of financial condition.

7.     Variable Interest Entities and Securitization Activities.

The Company is involved with various special purpose entities (“SPE”) in the normal course of business. In most cases, these entities are deemed to be VIEs.

The Company applies accounting guidance for consolidation of VIEs to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Except for certain asset management entities, the primary beneficiary of a VIE is the party that both (1) has the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (2) has an obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. The Company consolidates entities of which it is the primary beneficiary.

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

•	Guarantees issued and residual interests retained in connection with municipal bond securitizations.

•	Servicing of residential and commercial mortgage loans held by VIEs.

•	Loans made to and investments in VIEs that hold debt, equity, real estate or other assets.

•	Derivatives entered into with VIEs.

•	Structuring of credit-linked notes (“CLN”) or other asset-repackaged notes designed to meet the investment objectives of clients.

•	Other structured transactions designed to provide tax-efficient yields to the Company or its clients.

The Company determines whether it is the primary beneficiary of a VIE upon its initial involvement with the VIE and reassesses whether it is the primary beneficiary on an ongoing basis as long as it has any continuing involvement with the VIE. This determination is based upon an analysis of the design of the VIE, including the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The structure of securitization vehicles and CDOs is driven by several parties, including loan seller(s) in securitization transactions, the collateral manager in a CDO, one or more rating agencies, a financial guarantor in some transactions and the underwriter(s) of the transactions, who serve to reflect specific investor demand. In addition, subordinate investors, such as the “B-piece” buyer (i.e., investors in most subordinated bond classes) in commercial mortgage-backed securitizations or equity investors in CDOs, can influence whether specific loans are excluded from a CMBS transaction or investment criteria in a CDO.

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

Except for consolidated VIEs included in other structured financings and managed real estate partnerships in the tables below, the Company accounts for the assets held by the entities primarily in Financial instruments owned and the liabilities of the entities as Other secured financings in the consolidated statements of financial condition. For consolidated VIEs included in other structured financings, the Company accounts for the assets held by the entities primarily in Premises, equipment and software costs, and Other assets in the consolidated statements of financial condition. For consolidated VIEs included in managed real estate partnerships, the Company accounts for the assets held by the entities primarily in Financial instruments owned—Investments in the consolidated statements of financial condition. Except for consolidated VIEs included in other structured financings, the assets and liabilities are measured at fair value, with changes in fair value reflected in earnings.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information at December 31, 2012 and December 31, 2011 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis:

	At December 31, 2012
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$978	$52	$2,394	$983	$1,676
VIE liabilities	$646	$16	$83	$65	$313

	At December 31, 2011
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$2,414	$102	$2,207	$918	$1,937
VIE liabilities	$1,699	$69	$102	$2,576	$556

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s liabilities. At December 31, 2012 and December 31, 2011, managed real estate partnerships reflected nonredeemable noncontrolling interests in the Company’s consolidated financial statements of $1,804 million and $1,653 million, respectively. The Company also had additional maximum exposure to losses of approximately $58 million and $200 million at December 31, 2012 and December 31, 2011, respectively. This additional exposure related primarily to certain derivatives (e.g., instead of purchasing senior securities, the Company has sold credit protection to synthetic CDOs through credit derivatives that are typically related to the most senior tranche of the CDO) and commitments, guarantees and other forms of involvement.

The following tables present information about certain non-consolidated VIEs in which the Company had variable interests at December 31, 2012 and December 31, 2011. The tables include all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. Most of the VIEs included in the tables below are sponsored by unrelated parties; the Company’s

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

involvement generally is the result of the Company’s secondary market-making activities and securities held in its available for sale portfolio (see Note 5):

	At December 31, 2012
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$251,689	$13,178	$3,390	$1,811	$14,029
Maximum exposure to loss:
Debt and equity interests(2)	$22,280	$1,173	$—	$1,053	$3,387
Derivative and other contracts	154	51	2,158	—	562
Commitments, guarantees and other	66	—	—	679	384

Total maximum exposure to loss	$22,500	$1,224	$2,158	$1,732	$4,333

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$22,280	$1,173	$—	$663	$3,387
Derivative and other contracts	156	8	4	—	174

Total carrying value of exposure to loss— Assets	$22,436	$1,181	$4	$663	$3,561

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$11	$2	$—	$—	$172
Commitments, guarantees and other	—	—	—	12	—

Total carrying value of exposure to loss— Liabilities	$11	$2	$—	$12	$172

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $18.3 billion of residential mortgages; $53.8 billion of commercial mortgages; $126.3 billion of U.S. agency collateralized mortgage obligations; and $53.3 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $1.0 billion of residential mortgages; $1.5 billion of commercial mortgages; $14.8 billion of U.S. agency collateralized mortgage obligations; and $5.0 billion of other consumer or commercial loans.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2011
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$231,110	$7,593	$6,833	$1,944	$20,997
Maximum exposure to loss:
Debt and equity interests(2)	$16,469	$491	$201	$978	$2,413
Derivative and other contracts	103	843	4,141	—	1,209
Commitments, guarantees and other	208	—	—	804	561

Total maximum exposure to loss	$16,780	$1,334	$4,342	$1,782	$4,183

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$16,469	$491	$201	$640	$2,413
Derivative and other contracts	101	657	24	—	338

Total carrying value of exposure to loss—Assets	$16,570	$1,148	$225	$640	$2,751

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$13	$159	$—	$—	$114
Commitments, guarantees and other	—	—	—	14	176

Total carrying value of exposure to loss— Liabilities	$13	$159	$—	$14	$290

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $9.1 billion of residential mortgages; $81.7 billion of commercial mortgages; $121.6 billion of U.S. agency collateralized mortgage obligations; and $18.7 billion of other consumer or commercial loans. Prior-period amounts were adjusted to conform to the current period’s presentation.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $0.6 billion of residential mortgages; $1.1 billion of commercial mortgages; $13.5 billion of U.S. agency collateralized mortgage obligations; and $1.3 billion of other consumer or commercial loans. Prior-period amounts were adjusted to conform to the current period’s presentation.

The Company’s maximum exposure to loss often differs from the carrying value of the variable interests held by the Company. The maximum exposure to loss is dependent on the nature of the Company’s variable interest in the VIEs and is limited to the notional amounts of certain liquidity facilities, other credit support, total return swaps, written put options, and the fair value of certain other derivatives and investments the Company has made in the VIEs. Liabilities issued by VIEs generally are non-recourse to the Company. Where notional amounts are utilized in quantifying maximum exposure related to derivatives, such amounts do not reflect fair value writedowns already recorded by the Company.

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

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $3.6 billion at December 31, 2012. These securities were either retained in connection with transfers of assets by the Company, acquired in connection with secondary market-making activities or held in the Company’s available for sale portfolio (see

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5). Securities issued by securitization SPEs consist of $0.7 billion of securities backed primarily by residential mortgage loans, $1.1 billion of securities backed by U.S. agency collateralized mortgage obligations, $0.5 billion of securities backed by commercial mortgage loans, $0.6 billion of securities backed by collateralized debt obligations or collateralized loan obligations and $0.7 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. The Company’s primary risk exposure is to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Financial instruments owned—Corporate and other debt or Securities available for sale and are measured at fair value. The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Company’s maximum exposure to loss generally equals the fair value of the securities owned.

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

Available for Sale Securities.    In its available for sale portfolio, the Company holds securities issued by VIEs not sponsored by the Company. These securities include government guaranteed securities issued in transactions

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sponsored by the federal mortgage agencies and the most senior securities issued by VIEs in which the securities are backed by student loans, automobile loans or commercial mortgage loans. See Note 5.

Municipal Tender Option Bond Trusts.    In a municipal tender option bond transaction, the Company, generally on behalf of a client, transfers a municipal bond to a trust. The trust issues short-term securities that the Company, as the remarketing agent, sells to investors. The client retains a residual interest. The short-term securities are supported by a liquidity facility pursuant to which the investors may put their short-term interests. In some programs, the Company provides this liquidity facility; in most programs, a third-party provider will provide such liquidity facility. The Company may purchase short-term securities in its role either as remarketing agent or liquidity provider. The client can generally terminate the transaction at any time. The liquidity provider can generally terminate the transaction upon the occurrence of certain events. When the transaction is terminated, the municipal bond is generally sold or returned to the client. Any losses suffered by the liquidity provider upon the sale of the bond are the responsibility of the client. This obligation generally is collateralized. Liquidity facilities provided to municipal tender option bond trusts are classified as derivatives. The Company consolidates any municipal tender option bond trusts in which it holds the residual interest. No such trusts were consolidated at either December 31, 2012 or December 31, 2011.

Credit Protection Purchased through CLNs.    In a CLN transaction, the Company transfers assets (generally high-quality securities or money market investments) to an SPE, enters into a derivative transaction in which the SPE writes protection on an unrelated reference asset or group of assets, through a credit default swap, a total return swap or similar instrument, and sells to investors the securities issued by the SPE. In some transactions, the Company may also enter into interest rate or currency swaps with the SPE. Upon the occurrence of a credit event related to the reference asset, the SPE will deliver collateral securities as the payment to the Company. The Company is generally exposed to price changes on the collateral securities in the event of a credit event and subsequent sale. These transactions are designed to provide investors with exposure to certain credit risk on the reference asset. In some transactions, the assets and liabilities of the SPE are recognized in the Company’s consolidated financial statements. In other transactions, the transfer of the collateral securities is accounted for as a sale of assets, and the SPE is not consolidated. The structure of the transaction determines the accounting treatment. CLNs are included in Other in the above VIE tables.

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

Collateralized Loan and Debt Obligations.    A collateralized loan obligation or a CDO is an SPE that purchases a pool of assets, consisting of corporate loans, corporate bonds, asset-backed securities or synthetic exposures on similar assets through derivatives, and issues multiple tranches of debt and equity securities to investors.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Managed Real Estate Partnerships.    The Company sponsors funds that invest in real estate assets. Certain of these funds are classified as VIEs primarily because the Company has provided financial support through lending facilities and other means. The Company also serves as the general partner for these funds and owns limited partnership interests in them. These funds were consolidated at December 31, 2012 and December 31, 2011.

Asset Management Investment Funds.    The tables above do not include certain investments made by the Company held by entities qualifying for accounting purposes as investment companies.

Transfers of Assets with Continuing Involvement.

The following tables present information at December 31, 2012 regarding transactions with SPEs in which the Company, acting as principal, transferred financial assets with continuing involvement and received sales treatment:

	At December 31, 2012
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other
	(dollars in millions)
SPE assets (unpaid principal balance)(1)	$36,750	$70,824	$17,787	$14,701
Retained interests (fair value):
Investment grade	$1	$77	$1,468	$—
Non-investment grade	54	109	—	1,503

Total retained interests (fair value)	$55	$186	$1,468	$1,503

Interests purchased in the secondary market (fair value):
Investment grade	$11	$124	$99	$389
Non-investment grade	113	34	—	31

Total interests purchased in the secondary market (fair value)	$124	$158	$99	$420

Derivative assets (fair value)	$2	$948	$—	$177
Derivative liabilities (fair value)	$22	$—	$—	$303

(1)	Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$1,476	$70	$1,546
Non-investment grade	—	84	1,582	1,666

Total retained interests (fair value)	$—	$1,560	$1,652	$3,212

Interests purchased in the secondary market (fair value):
Investment grade	$—	$617	$6	$623
Non-investment grade	—	139	39	178

Total interests purchased in the secondary market (fair value)	$—	$756	$45	$801

Derivative assets (fair value)	$—	$774	$353	$1,127
Derivative liabilities (fair value)	$—	$295	$30	$325

The following tables present information at December 31, 2011 regarding transactions with SPEs in which the Company, acting as principal, transferred assets with continuing involvement and received sales treatment:

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

Net gains on sales of assets in securitization transactions at the time of the sale were not material in 2012, 2011 and 2010.

During 2012, 2011 and 2010, the Company received proceeds from new securitization transactions of $17.0 billion, $22.6 billion and $25.6 billion, respectively. During 2012, 2011 and 2010, the Company received proceeds from cash flows from retained interests in securitization transactions of $4.3 billion, $6.5 billion and $7.1 billion, respectively.

The Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company (see Note 13).

Failed Sales.

In order to be treated as a sale of assets for accounting purposes, a transaction must meet all of the criteria stipulated in the accounting guidance for the transfer of financial assets. If the transfer fails to meet these criteria, that transfer of financial assets is treated as a failed sale. In such case for transfers to VIEs and securitizations, the Company continues to recognize the assets in Financial instruments owned, and the Company recognizes the associated liabilities in Other secured financings in the consolidated statements of financial condition.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the carrying value (equal to fair value) of assets and liabilities resulting from transfers of financial assets treated by the Company as secured financings:

	At December 31, 2012		At December 31, 2011
	Carrying Value of		Carrying Value of
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Commercial mortgage loans	$—	$—	$121	$121
Credit-linked notes	283	222	383	339
Equity-linked transactions	422	405	1,243	1,214
Other	29	28	75	74

Mortgage Servicing Activities.

Mortgage Servicing Rights.    The Company may retain servicing rights to certain mortgage loans that are sold. These transactions create an asset referred to as MSRs, which totaled approximately $7 million and $133 million at December 31, 2012 and December 31, 2011, respectively, and are included within Intangible assets and carried at fair value in the consolidated statements of financial condition. On April 2, 2012, the Company sold MSRs which totaled approximately $84 million and approximately $119 million at April 2, 2012 and December 31, 2011, respectively (see Notes 1 and 25).

SPE Mortgage Servicing Activities.    The Company services residential mortgage loans in the U.S. and in Europe and commercial mortgage loans in Europe owned by SPEs, including SPEs sponsored by the Company and SPEs not sponsored by the Company. The Company generally holds retained interests in Company-sponsored SPEs. In some cases, as part of its market-making activities, the Company may own some beneficial interests issued by both Company-sponsored and non-Company sponsored SPEs.

The Company provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets and are recorded at cost, net of allowances. Advances at December 31, 2012 and December 31, 2011 totaled approximately $49 million and $1,296 million, respectively, net of allowances of $0 million and $14 million at December 31, 2012 and December 31, 2011, respectively. The decline in servicing advances is largely the result of the sale of MSRs discussed above.

The following tables present information about the Company’s mortgage servicing activities for SPEs to which the Company transferred loans at December 31, 2012 and December 31, 2011:

	At December 31, 2012
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs	Commercial Mortgage Consolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$821	$1,141	$4,760	$—
Amounts past due 90 days or greater (unpaid principal balance)(1)	$86	$43	$—	$—
Percentage of amounts past due 90 days or greater(1)	10.4%	3.8%	—	—
Credit losses	$3	$2	$—	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2011
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs	Commercial Mortgage Consolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$9,821	$2,180	$5,750	$1,596
Amounts past due 90 days or greater (unpaid principal balance)(1)	$3,087	$354	$—	$—
Percentage of amounts past due 90 days or greater(1)	31.4%	16.2%	—	—
Credit losses	$631	$81	$—	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

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

•

Real Estate—Residential. Residential real estate loans include home equity lines of credit and non-conforming loans. The allowance methodology for nonconforming residential mortgage loans considers several factors, including but not limited to loan-to-value ratio, a FICO score, home price index, and delinquency status. The methodology for home equity loans considers credit limits and utilization rates in addition to the factors considered for non-conforming residential mortgages.

•

Real Estate—Wholesale. Wholesale real estate loans include owner-occupied loans and income-producing loans. The principal risk factor for determining the allowance for wholesale real estate loans is the underlying collateral type, which is affected by the time period to liquidate the collateral and the volatility in collateral values.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s loans held for investment at December 31, 2012 and December 31, 2011 included the following:

	At December 31, 2012	At December 31, 2011
	(dollars in millions)
Commercial and industrial	$9,352	$5,083
Consumer loans	7,615	5,170
Residential real estate loans	6,625	4,674
Wholesale real estate loans	325	328

Total loans held for investment(1)	$23,917	$15,255

(1)	Amounts are net of allowances of $106 million and $17 million at December 31, 2012 and December 31, 2011, respectively. The increase for the year ended December 31, 2012 was primarily driven by enhancements to the estimates for the inherent losses for and growth in the Company’s loans held for investment portfolio.

The above table does not include loans held for sale of $5,129 million and $114 million at December 31, 2012 and December 31, 2011, respectively.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2012, the Company collectively evaluated for impairment, gross of the allowance, commercial and industrial loans, consumer loans, residential real estate loans and wholesale real estate loans of $9,419 million, $7,613 million, $6,629 million and $326 million, respectively. The Company individually evaluated for impairment, gross of the allowance, commercial and industrial loans, consumer loans and residential real estate loans of $30 million, $5 million and $1 million, respectively. Commercial and industrial loans of approximately $19 million and residential real estate loans of approximately $1 million were impaired at December 31, 2012. Approximately 99% of the Company’s loan portfolio was current at December 31, 2012.

At December 31, 2011, the Company collectively evaluated for impairment, gross of the allowance, commercial and industrial loans, consumer loans, residential real estate loans and wholesale real estate loans of $4,934 million, $5,072 million, $4,675 million and $278 million, respectively. The Company individually evaluated for impairment, gross of the allowance, commercial and industrial loans, consumer loans and wholesale real estate loans of $163 million, $100 million and $50 million, respectively. Commercial and industrial loans of approximately $33 million and wholesale real estate loans of approximately $50 million were impaired at December 31, 2011. Approximately 99% of the Company’s loan portfolio was current at December 31, 2011.

The Company assigned an internal grade of “doubtful” to certain commercial asset-backed and wholesale real estate loans totaling $25 million and $87 million at December 31, 2012 and December 31, 2011, respectively. Doubtful loans can be classified as current if the borrower is making payments in accordance with the loan agreement. The Company assigned an internal grade of “pass” to the majority of its remaining loan portfolio.

Employee Loans.

Employee loans are granted primarily in conjunction with a program established in the Global Wealth Management Group business segment to retain and recruit certain employees. These loans are recorded in Receivables—Fees, interest and other in the consolidated statements of financial condition. These loans are full recourse, generally require periodic payments and have repayment terms ranging from one to 12 years. The Company establishes a reserve for loan amounts it does not consider recoverable from terminated employees, which is recorded in Compensation and benefits expense. At December 31, 2012, the Company had $5,998 million of employee loans, net of an allowance of approximately $131 million. At December 31, 2011, the Company had $5,610 million of employee loans, net of an allowance of approximately $119 million.

The Company has also granted loans to other employees primarily in conjunction with certain after-tax leveraged investment arrangements. At December 31, 2012, the balance of these loans was $172 million, net of an allowance of approximately $108 million. At December 31, 2011, the balance of these loans was $162 million, net of an allowance of approximately $133 million. The Company establishes a reserve for non-recourse loan amounts not recoverable from employees, which is recorded in Other expense.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The estimated fair values are generally determined utilizing methodologies that incorporate price-to-book and price-to-earnings multiples of certain comparable companies. The Company also utilizes a discounted cash flow methodology for certain reporting units.

The Company completed its annual goodwill impairment testing at July 1, 2012 and July 1, 2011. The Company’s testing did not indicate any goodwill impairment as each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value.

Due to the volatility in the equity markets, the economic outlook and the Company’s common shares trading below book value during the quarters in 2012, the Company performed additional impairment testing, which did not result in any goodwill impairment. Adverse market or economic events could result in impairment charges in future periods. At December 31, 2012 and December 31, 2011, each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill.

Changes in the carrying amount of the Company’s goodwill, net of accumulated impairment losses for 2012 and 2011, were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Goodwill at December 31, 2010	$383	$5,616	$740	$6,739
Foreign currency translation adjustments and other	(53)	—	—	(53)

Goodwill at December 31, 2011(1)	$330	$5,616	$740	$6,686
Foreign currency translation adjustments and other	(6)	35	—	29
Goodwill disposed of during the period(2)	—	(65)	—	(65)

Goodwill at December 31, 2012(1)	$324	$5,586	$740	$6,650

(1)	The amount of the Company’s goodwill before accumulated impairments of $700 million, which included $673 million related to the Institutional Securities business segment and $27 million related to the Asset Management business segment, was $7,350 million and $7,386 million at December 31, 2012 and December 31, 2011, respectively.
(2)	The Global Wealth Management Group activity represents goodwill disposed of in connection with the sale of Quilter (see Notes 1 and 25).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Intangible Assets.

Changes in the carrying amount of the Company’s intangible assets for 2012 and 2011 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Amortizable net intangible assets at December 31, 2010	$262	$3,963	$5	$4,230
Mortgage servicing rights (see Note 7)	151	6	—	157
Indefinite-lived intangible assets (see Note 2)	—	280	—	280

Net intangible assets at December 31, 2010	$413	$4,249	$5	$4,667

Amortizable net intangible assets at December 31, 2010	$262	$3,963	$5	$4,230
Foreign currency translation adjustments and other	(10)	—	—	(10)
Amortization expense	(23)	(322)	—	(345)
Impairment losses(1)	(4)	—	(3)	(7)
Intangible assets acquired during the period	5	—	—	5
Intangible assets disposed of during the period	(1)	—	—	(1)

Amortizable net intangible assets at December 31, 2011	$229	$3,641	$2	$3,872
Mortgage servicing rights (see Note 7)	122	11	—	133
Indefinite-lived intangible assets (see Note 2)	—	280	—	280

Net intangible assets at December 31, 2011	$351	$3,932	$2	$4,285

Amortizable net intangible assets at December 31, 2011	$229	$3,641	$2	$3,872
Foreign currency translation adjustments and other	5	1	—	6
Amortization expense	(17)	(322)	(1)	(340)
Impairment losses(1)	(4)	—	—	(4)
Increase due to Smith Barney tradename(2)	—	280	—	280
Intangible assets acquired during the period	4	—	—	4
Intangible assets disposed of during the period(3)	(42)	—	—	(42)

Amortizable net intangible assets at December 31, 2012	175	3,600	1	3,776
Mortgage servicing rights (see Note 7)	—	7	—	7

Net intangible assets at December 31, 2012	$175	$3,607	$1	$3,783

(1)	Impairment losses are recorded within Other expenses in the consolidated statements of income.
(2)	The Global Wealth Management Group business segment activity represents the reclassification of $280 million from an indefinite-lived to a finite-lived intangible asset (see Note 2).
(3)	The Institutional Securities business segment activity represents intangible assets disposed of in connection with the sale of a principal investment.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2012		At December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in millions)
Amortizable intangible assets:
Trademarks	$7	$3	$59	$13
Tradename	280	2	—	—
Customer relationships	4,058	923	4,063	673
Management contracts	313	116	313	80
Research	176	126	176	91
Other	192	80	171	53

Total amortizable intangible assets	$5,026	$1,250	$4,782	$910

Amortization expense associated with intangible assets is estimated to be approximately $314 million per year over the next five years.

10.    Deposits.

Deposits were as follows:

	At December 31, 2012(1)	At December 31, 2011(1)
	(dollars in millions)
Savings and demand deposits(2)	$80,058	$63,029
Time deposits(3)	3,208	2,633

Total	$83,266	$65,662

(1)	Total deposits subject to Federal Deposit Insurance Corporation (the “FDIC”) at December 31, 2012 and December 31, 2011 were $62 billion and $52 billion, respectively.
(2)	Amounts include non-interest bearing deposits of $1,037 million and $1,270 million at December 31, 2012 and December 31, 2011, respectively.
(3)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 4).

The weighted average interest rates of interest bearing deposits outstanding during 2012, 2011 and 2010 were 0.3%, 0.4% and 0.5%, respectively.

At December 31, 2012, interest-bearing deposits maturing over the next five years were as follows (dollars in millions):

Year
2013(1)	$82,044
2014	185
2015	—
2016	—
2017	—

(1)	Amount includes approximately $79 billion of savings deposits, which have no stated maturity, and approximately $3 billion of time deposits.

At December 31, 2012 and December 31, 2011, the Company had $1,718 million and $522 million, respectively, of time deposits in denominations of $100,000 or more.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Borrowings and Other Secured Financings.

Commercial Paper and Other Short-Term Borrowings.

The table below summarizes certain information regarding commercial paper and other short-term borrowings:

	December 31, 2012	December 31, 2011
	(dollars in millions)
Commercial Paper(1):
Balance at period-end	$306	$978
Average balance(2)	$479	$899
Weighted average interest rate on period-end balance(3)	10.1%	2.7%

Other Short-Term Borrowings(4)(5):
Balance at period-end	$1,832	$1,865
Average balance(2)	$1,461	$2,276

(1)	At December 31, 2011, the majority of the commercial paper balance was issued as part of client transactions and was not used for the Company’s general funding purposes. During 2012, the client transactions matured, and the remaining balance at December 31, 2012 was used for the Company’s general funding purposes.
(2)	Average balances are calculated based upon weekly balances.
(3)	The weighted average interest rate at December 31, 2012 is driven primarily by commercial paper issued in a foreign country in which typical funding rates are significantly higher than in the U.S.
(4)	These borrowings included bank loans, bank notes and structured notes with original maturities of 12 months or less.
(5)	Certain structured short-term borrowings are carried at fair value under the fair value option. See Note 4 for additional information.

Long-Term Borrowings.

Maturities and Terms.    Long-term borrowings consisted of the following (dollars in millions):

	Parent Company		Subsidiaries		At December 31, 2012(3)(4)	At December 31, 2011(5)
	Fixed Rate	Variable Rate (1)(2)	Fixed Rate	Variable Rate (1)(2)
Due in 2012	$—	$—	$—	$—	$—	$35,082
Due in 2013	5,867	17,938	17	1,481	25,303	25,018
Due in 2014	11,988	8,782	17	964	21,751	21,484
Due in 2015	14,262	5,938	17	4,436	24,653	21,888
Due in 2016	9,902	8,308	74	1,700	19,984	19,027
Due in 2017	16,859	9,432	17	1,829	28,137	17,501
Thereafter	36,916	11,081	295	1,451	49,743	44,234

Total	$95,794	$61,479	$437	$11,861	$169,571	$184,234

Weighted average coupon at period-end(6)	5.3%	1.1%	6.5%	4.5%	4.4%	4.0%

(1)	Variable rate borrowings bear interest based on a variety of money market indices, including LIBOR and Federal Funds rates.
(2)	Amounts include borrowings that are equity-linked, credit-linked, commodity-linked or linked to some other index.
(3)	Amounts include an increase of approximately $6.4 billion at December 31, 2012, to the carrying amount of certain of the Company’s long-term borrowings associated with fair value hedges. The increase to the carrying value associated with fair value hedges by year due was approximately less than $0.1 billion due in 2013, $0.3 billion due in 2014, $0.8 billion due in 2015, $0.8 billion due in 2016, $1.5 billion due in 2017 and $2.9 billion due thereafter.
(4)	Amounts include an increase of approximately $0.4 billion at December 31, 2012 to the carrying amounts of certain of the Company’s long-term borrowings for which the fair value option was elected (see Note 4).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)	Amounts include long-term borrowings issued under the Temporary Liquidity Guarantee Program (“TLGP”).
(6)	Weighted average coupon was calculated utilizing U.S. and non-U.S. dollar interest rates and excludes financial instruments for which the fair value option was elected.

The Company’s long-term borrowings included the following components:

	At December 31, 2012	At December 31, 2011
	(dollars in millions)
Senior debt	$158,899	$175,471
Subordinated debt	5,845	3,910
Junior subordinated debentures	4,827	4,853

Total	$169,571	$184,234

During 2012, the Company issued and reissued notes with a principal amount of approximately $24 billion. During 2012, approximately $43 billion of notes matured or were retired.

During 2011, the Company issued and reissued notes with a principal amount of approximately $33 billion. During 2011, approximately $39 billion of notes matured or were retired.

Senior debt securities often are denominated in various non-U.S. dollar currencies and may be structured to provide a return that is equity-linked, credit-linked, commodity-linked or linked to some other index (e.g., the consumer price index). Senior debt also may be structured to be callable by the Company or extendible at the option of holders of the senior debt securities. Debt containing provisions that effectively allow the holders to put or extend the notes aggregated $1,131 million at December 31, 2012 and $1,179 million at December 31, 2011. In addition, separate agreements are entered into by the Company’s subsidiaries that effectively allow the holders to put the notes aggregated $1,895 million at December 31, 2012 and $2,234 million at December 31, 2011. Subordinated debt and junior subordinated debentures generally are issued to meet the capital requirements of the Company or its regulated subsidiaries and primarily are U.S. dollar denominated.

Senior Debt—Structured Borrowings.    The Company’s index-linked, equity-linked or credit-linked borrowings include various structured instruments whose payments and redemption values are linked to the performance of a specific index (e.g., Standard & Poor’s 500), a basket of stocks, a specific equity security, a credit exposure or basket of credit exposures. To minimize the exposure resulting from movements in the underlying index, equity, credit or other position, the Company has entered into various swap contracts and purchased options that effectively convert the borrowing costs into floating rates based upon LIBOR. These instruments are included in the preceding table at their redemption values based on the performance of the underlying indices, baskets of stocks, or specific equity securities, credit or other position or index. The Company carries either the entire structured borrowing at fair value or bifurcates the embedded derivative and carries it at fair value. The swaps and purchased options used to economically hedge the embedded features are derivatives and also are carried at fair value. Changes in fair value related to the notes and economic hedges are reported in Principal transactions—Trading revenues. See Note 4 for further information on structured borrowings.

Subordinated Debt and Junior Subordinated Debentures.    Included in the Company’s long-term borrowings are subordinated notes of $5,845 million having a contractual weighted average coupon of 4.81% at December 31, 2012 and $3,910 million having a weighted average coupon of 4.77% at December 31, 2011. Junior subordinated debentures outstanding by the Company were $4,827 million at December 31, 2012 and $4,853 million at December 31, 2011 having a contractual weighted average coupon of 6.37% at both December 31, 2012 and December 31, 2011. Maturities of the subordinated and junior subordinated notes range from 2014 to 2067. Maturities of certain junior subordinated debentures can be extended to 2052 at the Company’s option.

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

	2012	2011	2010
Weighted average coupon of long-term borrowings at period-end(1)	4.4%	4.0%	3.6%
Effective average borrowing rate for long-term borrowings after swaps at period-end(1)	2.3%	1.9%	2.4%

(1)	Included in the weighted average and effective average calculations are non-U.S. dollar interest rates.

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

FDIC’s Temporary Liquidity Guarantee Program.

At December 31, 2011, the Company had long-term debt outstanding of $12.1 billion under the TLGP. There was no TLGP debt outstanding at December 31, 2012. The issuance of debt under the TLGP expired on December 31, 2010, but the existing long-term debt outstanding was guaranteed until June 30, 2012. These borrowings were senior unsecured debt obligations of the Company and guaranteed by the FDIC under the TLGP. The FDIC has concluded that the guarantee is backed by the full faith and credit of the U.S. government.

Other Secured Financings.

Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Company is deemed to be the primary beneficiary, pledged commodities, certain equity-linked notes and other secured borrowings. See Note 7 for further information on other secured financings related to VIEs and securitization activities.

The Company’s other secured financings consisted of the following:

	At December 31, 2012	At December 31, 2011
	(dollars in millions)
Secured financings with original maturities greater than one year	$14,431	$18,696
Secured financings with original maturities one year or less(1)	641	275
Failed sales(2)	655	1,748

Total(3)	$15,727	$20,719

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	At December 31, 2012, amount included approximately $10 million of variable rate financings and approximately $631 million of fixed rate financings.
(2)	For more information on failed sales, see Note 7.
(3)	Amounts include $9,466 million at fair value at December 31, 2012 and $14,594 million at fair value at December 31, 2011.

Maturities and Terms:    Secured financings with original maturities greater than one year consisted of the following:

	Fixed Rate	Variable Rate(1)(2)	At December 31, 2012	At December 31, 2011
	(dollars in millions)
Due in 2012	$—	$—	$—	$7,861
Due in 2013	2,768	5,760	8,528	4,849
Due in 2014	189	2,679	2,868	1,765
Due in 2015	—	960	960	1,094
Due in 2016	—	429	429	384
Due in 2017	—	181	181	559
Thereafter	949	516	1,465	2,184

Total	$3,906	$10,525	$14,431	$18,696

Weighted average coupon rate at period-end(3)	1.1%	1.6%	1.4%	1.7%

(1)	Variable rate borrowings bear interest based on a variety of indices including LIBOR.
(2)	Amounts include borrowings that are equity-linked, credit-linked, commodity-linked or linked to some other index.
(3)	Weighted average coupon was calculated utilizing U.S. and non-U.S. dollar interest rates and excludes secured financings that are linked to non-interest indices.

Maturities and Terms:    Failed sales consisted of the following:

	At December 31, 2012	At December 31, 2011
	(dollars in millions)
Due in 2012	$—	$784
Due in 2013	479	785
Due in 2014	17	5
Due in 2015	7	29
Due in 2016	136	127
Due in 2017	14	14
Thereafter	2	4

Total	$655	$1,748

For more information on failed sales, see Note 7.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s derivative products consisted of the following:

	At December 31, 2012		At December 31, 2011
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Exchange traded derivative products	$4,641	$6,131	$4,103	$4,969
OTC derivative products	31,556	30,827	43,961	41,484

Total	$36,197	$36,958	$48,064	$46,453

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

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at December 31, 2012 and December 31, 2011, respectively. Fair

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value is presented in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned at December 31, 2012(1)

					Cross- Maturity and Cash Collateral Netting(3)	Net Exposure Post- Cash Collateral	Net Exposure Post- Collateral
	Years to Maturity
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$353	$551	$1,299	$6,121	$(4,851)	$3,473	$3,088
AA	2,125	3,635	2,958	10,270	(12,761)	6,227	4,428
A	6,643	9,596	14,228	29,729	(50,721)	9,475	7,638
BBB	2,673	3,970	3,704	18,586	(21,704)	7,229	5,764
Non-investment grade	2,091	2,855	2,142	4,538	(6,474)	5,152	2,947

Total	$13,885	$20,607	$24,331	$69,244	$(96,511)	$31,556	$23,865

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared derivatives. The table does not include listed derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Owned at December 31, 2011(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$621	$1,615	$1,586	$10,375	$(7,513)	$6,684	$6,389
AA	5,578	7,547	5,972	21,068	(31,074)	9,091	7,048
A	7,576	5,538	10,224	27,417	(41,608)	9,147	7,117
BBB	4,437	4,448	3,231	17,758	(17,932)	11,942	10,337
Non-investment grade	2,819	2,949	2,703	5,084	(6,458)	7,097	4,158

Total	$21,031	$22,097	$23,716	$81,702	$(104,585)	$43,961	$35,049

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared derivatives. The table does not include listed derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

Hedge Accounting.

The Company applies hedge accounting using various derivative financial instruments to hedge interest rate and foreign exchange risk arising from assets and liabilities not held at fair value as part of asset and liability management and foreign currency exposure management.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2012, the Company recognized an out-of-period pre-tax gain of approximately $109 million in the Institutional Securities business segment’s Other sales and trading net revenues related to the reversal of amounts recorded in cumulative other comprehensive income due to the incorrect application of hedge accounting on certain derivative contracts previously designated as net investment hedges of certain foreign, non-U.S. dollar denominated subsidiaries. The Company has evaluated the effects of the incorrect application of hedge accounting, both qualitatively and quantitatively, and concluded that it did not have a material impact on any prior annual or quarterly consolidated financial statements. Subsequent to the identification of the incorrect application of net investment hedge accounting, the Company has appropriately redesignated the forward foreign exchange contracts and reapplied hedge accounting.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the fair value of derivative instruments designated as accounting hedges and the fair value of derivative instruments not designated as accounting hedges by type of derivative contract on a gross basis. Fair values of derivative contracts in an asset position are included in Financial instruments owned—Derivative and other contracts. Fair values of derivative contracts in a liability position are reflected in Financial instruments sold, not yet purchased—Derivative and other contracts:

	Assets at		Liabilities at
	December 31, 2012		December 31, 2012
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$8,347	$75,115	$168	$2,660
Foreign exchange contracts	367	10,291	319	17,156

Total derivatives designated as accounting hedges	8,714	85,406	487	19,816

Derivatives not designated as accounting hedges(1):
Interest rate contracts	815,454	18,130,030	793,936	17,682,566
Credit contracts	68,267	1,932,786	64,494	1,867,807
Foreign exchange contracts	52,427	1,841,186	56,094	1,886,073
Equity contracts	38,600	587,700	41,870	587,199
Commodity contracts	20,646	341,556	21,831	325,101
Other	143	4,908	61	5,161

Total derivatives not designated as accounting hedges	995,537	22,838,166	978,286	22,353,907

Total derivatives	$1,004,251	$22,923,572	$978,773	$22,373,723
Cash collateral netting	(69,248)	—	(43,009)	—
Counterparty netting	(898,806)	—	(898,806)	—

Total derivatives	$36,197	$22,923,572	$36,958	$22,373,723

(1)	Notional amounts include gross notionals related to open long and short futures contracts of $73 billion and $68 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $1,073 million and $24 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Assets at		Liabilities at
	December 31, 2011		December 31, 2011
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$8,151	$71,706	$—	$—
Foreign exchange contracts	348	12,222	57	7,111

Total derivatives designated as accounting hedges	8,499	83,928	57	7,111

Derivatives not designated as accounting hedges(1):
Interest rate contracts	904,725	21,099,876	880,027	21,005,733
Credit contracts	138,791	2,466,623	130,726	2,428,042
Foreign exchange contracts	61,995	1,582,364	64,691	1,604,493
Equity contracts	46,287	603,290	48,286	595,146
Commodity contracts	39,778	411,661	39,998	374,594
Other	598	11,662	2,275	24,905

Total derivatives not designated as accounting hedges	1,192,174	26,175,476	1,166,003	26,032,913

Total derivatives	$1,200,673	$26,259,404	$1,166,060	$26,040,024
Cash collateral netting	(77,938)	—	(44,936)	—
Counterparty netting	(1,074,671)	—	(1,074,671)	—

Total derivatives	$48,064	$26,259,404	$46,453	$26,040,024

(1)	Notional amounts include gross notionals related to open long and short futures contracts of $77 billion and $66 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $605 million and $37 million is included in Receivables—Brokers, dealers and clearing organizations and Payables—Brokers, dealers and clearing organizations, respectively, on the consolidated statements of financial condition.

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for 2012, 2011 and 2010.

Derivatives Designated as Fair Value Hedges.

The following table presents gains (losses) reported on derivative instruments and the related hedge item as well as the hedge ineffectiveness included in Interest expense in the consolidated statements of income from interest rate contracts:

	Gains (Losses) Recognized
Product Type	2012	2011	2010
	(dollars in millions)
Derivatives	$29	$3,415	$1,257
Borrowings	703	(2,549)	(604)

Total	$732	$866	$653

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives Designated as Net Investment Hedges.

	Gains (Losses) Recognized in OCI (effective portion)
Product Type	2012(1)	2011	2010
	(dollars in millions)
Foreign exchange contracts(2)	$102	$180	$(285)

Total	$102	$180	$(285)

(1)	A gain of $77 million, net of tax, related to net investment hedges was reclassified from other comprehensive income into income during 2012. The amount primarily related to the reversal of amounts recorded in cumulative other comprehensive income due to the incorrect application of hedge accounting on certain derivative contracts (see above for further information).
(2)	Losses of $235 million, $220 million and $147 million were recognized in income related to amounts excluded from hedge effectiveness testing during 2012, 2011 and 2010, respectively.

The table below summarizes gains (losses) on derivative instruments not designated as accounting hedges for 2012, 2011 and 2010:

	Gains (Losses) Recognized in Income(1)(2)
Product Type	2012	2011	2010
	(dollars in millions)
Interest rate contracts	$2,930	$5,538	$544
Credit contracts	(722)	38	(533)
Foreign exchange contracts	(340)	(2,982)	146
Equity contracts	(1,794)	3,880	(2,772)
Commodity contracts	387	500	597
Other contracts	1	(51)	(160)

Total derivative instruments	$462	$6,923	$(2,178)

(1)	Gains (losses) on derivative contracts not designated as hedges are primarily included in Principal transactions—Trading.
(2)	Gains (losses) associated with certain derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Principal transactions—Trading.

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $53 million at both December 31, 2012 and December 31, 2011, and a notional value of $2,178 million and $3,312 million at December 31, 2012 and December 31, 2011, respectively. The Company recognized gains of $12 million, losses of $21 million and gains of $76 million related to changes in the fair value of its bifurcated embedded derivatives for 2012, 2011 and 2010, respectively.

At December 31, 2012 and December 31, 2011, the amount of payables associated with cash collateral received that was netted against derivative assets was $69.2 billion and $77.9 billion, respectively, and the amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $43.0 billion and $44.9 billion, respectively. Cash collateral receivables and payables of $158 million and $34 million, respectively, at December 31, 2012 and $268 million and $9 million, respectively, at December 31, 2011, were not offset against certain contracts that did not meet the definition of a derivative.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit-Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit ratings downgrade. At December 31, 2012, the aggregate fair value of OTC derivative contracts that contain credit-risk-related contingent features that are in a net liability position totaled $31,096 million, for which the Company has posted collateral of $28,008 million, in the normal course of business. The long-term credit ratings on the Company by Moody’s and Standard & Poor’s Ratings Services (“S&P”) are currently at different levels (commonly referred to as “split ratings”). At December 31, 2012, the future potential collateral amounts, termination payments or other contractual amounts that could be called by counterparties in the event of a downgrade of the Company’s long-term credit rating under various scenarios are: $288 million (Baa1 Moody’s/BBB+ S&P) and $1,978 million (Baa2 Moody’s/BBB S&P). Of these amounts, $1,926 million at December 31, 2012 related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

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

The tables below summarize the notional and fair value of protection sold and protection purchased through credit default swaps at December 31, 2012 and December 31, 2011:

	At December 31, 2012
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$1,069,474	$2,889	$1,029,543	$(2,456)
Index and basket credit default swaps	551,630	5,664	454,800	(5,124)
Tranched index and basket credit default swaps	272,088	2,330	423,058	(7,076)

Total	$1,893,192	$10,883	$1,907,401	$(14,656)

	At December 31, 2011
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$1,325,045	$47,045	$1,315,333	$(45,345)
Index and basket credit default swaps	787,228	29,475	601,452	(24,373)
Tranched index and basket credit default swaps	320,131	17,109	545,476	(31,976)

Total	$2,432,404	$93,629	$2,462,261	$(101,694)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the credit ratings and maturities of protection sold through credit default swaps and other credit contracts at December 31, 2012:

	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$2,368	$6,592	$19,848	$5,767	$34,575	$(204)
AA	10,984	16,804	34,280	7,193	69,261	(325)
A	66,635	72,796	67,285	10,760	217,476	(2,740)
BBB	124,662	145,462	142,714	34,396	447,234	(492)
Non-investment grade	91,743	98,515	92,143	18,527	300,928	6,650

Total	296,392	340,169	356,270	76,643	1,069,474	2,889

Index and basket credit default swaps(3):
AAA	18,652	36,005	45,789	3,240	103,686	(1,377)
AA	1,255	9,479	12,026	8,343	31,103	(55)
A	2,684	5,423	5,440	125	13,672	(155)
BBB	27,720	105,870	143,562	29,101	306,253	(862)
Non-investment grade	97,389	86,703	153,858	31,054	369,004	10,443

Total	147,700	243,480	360,675	71,863	823,718	7,994

Total credit default swaps sold	$444,092	$583,649	$716,945	$148,506	$1,893,192	$10,883

Other credit contracts(4)(5)	$796	$125	$155	$1,323	$2,399	$(745)

Total credit derivatives and other credit contracts	$444,888	$583,774	$717,100	$149,829	$1,895,591	$10,138

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the terms of the contracts.
(3)	Credit ratings are calculated internally.
(4)	Other credit contracts include CLNs, CDOs and credit default swaps that are considered hybrid instruments.
(5)	Fair value amount shown represents the fair value of the hybrid instruments.

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

Purchased Credit Protection with Identical Underlying Reference Obligations.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $1.5 trillion and $1.9 trillion at December 31, 2012 and December 31, 2011, respectively, compared with a notional amount of approximately $1.6 trillion and $2.1 trillion at December 31, 2012 and December 31, 2011, respectively, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Commitments, Guarantees and Contingencies.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at December 31, 2012 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total at December 31, 2012
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$1,186	$1	$6	$—	$1,193
Investment activities	794	94	49	292	1,229
Primary lending commitments—investment grade(1)	7,734	11,583	34,743	171	54,231
Primary lending commitments—non-investment grade(1)	924	3,881	10,148	2,161	17,114
Secondary lending commitments(2)	116	103	53	50	322
Commitments for secured lending transactions	235	—	—	—	235
Forward starting reverse repurchase agreements and securities borrowing agreements(3)(4)	45,653	—	—	—	45,653
Commercial and residential mortgage-related commitments	778	16	183	207	1,184
Other commitments	1,534	157	93	95	1,879

Total	$58,954	$15,835	$45,275	$2,976	$123,040

(1)	This amount includes $35.3 billion of investment grade and $8.4 billion of non-investment grade unfunded commitments accounted for as held for investment and $1.4 billion of investment grade and $2.3 billion of non-investment grade unfunded commitments accounted for as held for sale at December 31, 2012. The remainder of these lending commitments is carried at fair value.
(2)	These commitments are recorded at fair value within Financial instruments owned and Financial instruments sold, not yet purchased in the consolidated statements of financial condition (see Note 4).
(3)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to December 31, 2012 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and of the total amount at December 31, 2012, $40.0 billion settled within three business days.
(4)	The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $2.3 billion.

The above table does not include the Company’s commitment to purchase an additional 35% of the Wealth Management JV for $4.725 billion upon obtaining all regulatory approvals (see Note 3).

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Forward Starting Reverse Repurchase Agreements.    The Company has entered into forward starting securities purchased under agreements to resell (agreements that have a trade date at or prior to December 31, 2012 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Premises and Equipment.    The Company has non-cancelable operating leases covering premises and equipment (excluding commodities operating leases, shown separately). At December 31, 2012, future minimum rental commitments under such leases (net of subleases, principally on office rentals) were as follows (dollars in millions):

Year Ended	Operating Premises Leases
2013	$666
2014	658
2015	563
2016	509
2017	442
Thereafter	2,883

The total of minimum rentals to be received in the future under non-cancelable operating subleases at December 31, 2012 was $114 million.

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense, net of sublease rental income, was $765 million, $781 million, and $788 million in 2012, 2011 and 2010, respectively.

In connection with its commodities business, the Company enters into operating leases for both crude oil and refined products storage and for vessel charters. At December 31, 2012, future minimum rental commitments under such leases were as follows (dollars in millions):

Year Ended	Operating Equipment Leases
2013	$324
2014	148
2015	105
2016	67
2017	61
Thereafter	134

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at December 31, 2012:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)	$444,092	$583,649	$716,945	$148,506	$1,893,192	$10,883	$—
Other credit contracts	796	125	155	1,323	2,399	(745)	—
Non-credit derivative contracts(1)	943,448	798,348	281,877	411,271	2,434,944	76,880	—
Standby letters of credit and other financial guarantees issued(2)(3)	796	1,253	1,269	5,742	9,060	(189)	7,086
Market value guarantees	—	93	108	531	732	10	101
Liquidity facilities	2,403	148	—	—	2,551	(4)	3,764
Whole loan sales representations and warranties	—	—	—	24,950	24,950	79	—
Securitization representations and warranties	—	—	—	70,904	70,904	35	—
General partner guarantees	69	43	—	200	312	76	—

(1)	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 12.
(2)	Approximately $2.0 billion of standby letters of credit are also reflected in the “Commitments” table above in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Financial instruments owned or Financial instruments sold, not yet purchased in the consolidated statements of financial condition.
(3)	Amounts include guarantees issued by consolidated real estate funds sponsored by the Company of approximately $113 million. These guarantees relate to obligations of the fund’s investee entities, including guarantees related to capital expenditures and principal and interest debt payments. Accrued losses under these guarantees of approximately $4 million are reflected as a reduction of the carrying value of the related fund investments, which are reflected in Financial instruments owned—Investments on the consolidated statement of financial condition.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Whole Loan Sale Guarantees.    The Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain whole loan sales. Under certain circumstances, the Company may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. The Company’s maximum potential payout related to such representations and warranties is equal to the current unpaid principal balance (“UPB”) of such loans. The Company has information on the current UPB only when it services the loans. The amount included in the above table for the maximum potential payout of $25.0 billion includes the current UPB where known ($6.1 billion) and the UPB at the time of sale ($18.9 billion) when the current UPB is not known. The UPB at the time of the sale of all loans covered by these representations and warranties was approximately $44.9 billion. The related liability primarily relates to sales of loans to the federal mortgage agencies.

Securitization Representations and Warranties.    As part of the Company’s Institutional Securities business segment’s securitization and related activities, the Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Between 2004 and 2012, the Company sponsored approximately $148 billion of RMBS primarily containing U.S. residential loans that are outstanding at December 31, 2012. Of that amount, the Company made representations and warranties concerning approximately $47 billion of loans and agreed to be responsible for the representations and warranties made by third-party sellers, many of which are now insolvent, on approximately $21 billion of loans. At December 31, 2012, the Company had recorded $35 million in the consolidated financial statements for payments owed as a result of breach of representations and warranties made in connection with these residential mortgages. At December 31, 2012, the current UPB for all the residential assets subject to such representations and warranties was approximately $20.1 billion and the cumulative losses associated with U.S. RMBS were approximately $12.3 billion. The Company did not make, or otherwise agree to be responsible for the representations and warranties made by third party sellers on approximately $80 billion of residential loans that it securitized during that time period. The Company has not sponsored any U.S. RMBS transactions since 2007.

The Company also made representations and warranties in connection with its role as an originator of certain commercial mortgage loans that it securitized in CMBS. Between 2004 and 2012, the Company originated approximately $47 billion and $21 billion of U.S. and non-U.S. commercial mortgage loans, respectively, that were placed into CMBS sponsored by the Company that are outstanding at December 31, 2012. At December 31, 2012, the Company had not accrued any amounts in the consolidated financial statements for payments owed as a result of breach of representations and warranties made in connection with these commercial mortgages. At December 31, 2012, the current UPB for all U.S. commercial mortgage loans subject to such representations and warranties is $33.2 billion. For the non-U.S. commercial mortgage loans, the amount included in the above table for the maximum potential payout includes the current UPB when known of $4.9 billion and the UPB at the time of sale when the current UPB is not known of $0.4 billion.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business and involving, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

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

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case is styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. The plaintiffs currently assert allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. The plaintiffs’ motion for class certification was denied in June 2010. The court denied the Company’s motion for summary judgment on the aiding and abetting fraud claim in August 2012. The Company’s motion for summary judgment on the negligent misrepresentation claim,

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

filed November 30, 2012, is pending. The court has set a trial date of May 6, 2013. There are currently 14 named plaintiffs in the action claiming damages of approximately $638 million. Plaintiffs are also seeking punitive damages. Based on currently available information, the Company believes that the defendants could incur a loss up to approximately $638 million, plus pre- and post-judgment interest, fees and costs.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act, and overruled defendants’ demurrers with respect to all other claims. At January 25, 2013, the current unpaid balance of the mortgage pass through certificates at issue in these cases was approximately $365 million, and the certificates had not yet incurred losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $365 million unpaid balance of these certificates and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and alleges that defendants made untrue statements and material omissions in the sale of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $344 million. The complaints raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On October 14, 2011, plaintiffs filed an amended complaint in each action. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the as yet undetermined unpaid balance of these certificates and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. On May 27, 2011, defendants filed a motion to dismiss the amended complaint, which motion was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At January 25, 2013, the current unpaid balance of the mortgage pass through certificates at issue in this case was approximately $105 million and certain certificates had begun to incur losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date of November 2013. At January 25, 2013, the current unpaid balance of the mortgage pass through certificates at issue in this case was approximately $123 million, and certain certificates had begun to incur losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $123 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, NY County, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass through certificates with an original unpaid balance of approximately $11 billion.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the SDNY and on October 26, 2011, the FHFA moved to remand the action back to the Supreme Court of the State of New York. On May 11, 2012, plaintiff withdrew its motion to remand. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At January 25, 2013, the current unpaid balance of the mortgage pass through certificates at issue in these cases was approximately $2.9 billion, and the certificates had incurred losses in excess of $40 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $2.9 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

14.    Regulatory Requirements.

Morgan Stanley.    The Company is a financial holding company under the Bank Holding Company Act of 1956, as amended, and is subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance with such capital requirements. The Office of the Comptroller of the Currency establishes similar capital requirements and standards for Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association.

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

In December 2010, the Basel Committee reached an agreement on Basel III. In June 2012, the U.S. banking regulators proposed rules to implement many aspects of Basel III (the “U.S. Basel III proposals”).

The U.S. Basel III proposals contemplate that the new capital requirements would be phased in over several years, beginning in 2013. In November 2012, the U.S. banking regulators announced that the U.S. Basel III proposals would not become effective on January 1, 2013. The announcement did not specify new implementation or phase in dates for the U.S. Basel III proposals.

In June 2011, the U.S. banking regulators published final regulations implementing a provision of the Dodd-Frank Act requiring that certain institutions supervised by the Federal Reserve, including the Company, be subject to minimum capital requirements that are not less than the generally applicable risk-based capital requirements. Currently, this minimum “capital floor” is based on Basel I. The U.S. Basel III proposals would replace the current Basel I-based “capital floor” with a standardized approach that, among other things, modifies the existing risk weights for certain types of asset classes.

At December 31, 2012, the Company was in compliance with Basel I capital requirements with ratios of Tier 1 capital to RWAs of 17.7% and total capital to RWAs of 18.5% (6% and 10% being well-capitalized for regulatory purposes, respectively). The total capital to RWAs ratio reflects an increase of approximately 65 basis

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

points that is the result of a $2 billion subordinated debt issuance by the Company in October 2012. The ratio of Tier 1 common capital to RWAs was 14.6% (5% being the minimum under the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) framework). Financial holding companies are subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the year. At December 31, 2012, the Company was in compliance with this leverage restriction, with a Tier 1 leverage ratio of 7.1% (5% being well-capitalized for regulatory purposes).

The following table summarizes the capital measures for the Company:

	December 31, 2012		December 31, 2011
	Balance	Ratio	Balance	Ratio
	(dollars in millions)
Tier 1 common capital(1)(2)	$44,794	14.6%	$39,785	12.6%
Tier 1 capital(1)	54,360	17.7%	51,114	16.2%
Total capital(1)	56,626	18.5%	54,956	17.5%
RWAs(1)	306,746	—	314,817	—
Adjusted average assets(1)	769,495	—	769,578	—
Tier 1 leverage(1)	—	7.1%	—	6.6%

(1)	The Company’s December 31, 2011 Tier 1 common capital ratio, Tier 1 capital ratio and Total capital ratio were each reduced by approximately 30 basis points and Tier 1 leverage ratio was reduced by approximately 20 basis points due to an approximate $1.2 billion deferred tax asset disallowance adjustment, which resulted in a reduction to the Company’s Tier 1 common capital, Tier 1 capital, Total capital, RWAs and adjusted average assets by such amount.
(2)	Tier 1 common capital ratio equals Tier 1 common capital divided by RWAs. On December 30, 2011, the Federal Reserve formalized regulatory definitions for Tier 1 common capital and Tier 1 common capital ratio. The Federal Reserve defined Tier 1 common capital as Tier 1 capital less non-common elements in Tier 1 capital, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities. Previously, the Company’s definition of Tier 1 common capital included all of the items noted in the Federal Reserve’s definition, but it also included an adjustment for the portion of goodwill and non-servicing intangible assets associated with the Wealth Management JV’s noncontrolling interests (i.e., Citi’s share of the Wealth Management JV’s goodwill and intangibles). The Company’s conformance to the Federal Reserve’s definition under the final rule reduced its Tier 1 common capital and Tier 1 common ratio by approximately $4.2 billion and 132 basis points, respectively, at December 31, 2011.

The Company’s U.S. Bank Operating Subsidiaries.    The Company’s U.S. bank operating subsidiaries are subject to various regulatory capital requirements as administered by U.S. federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s U.S. bank operating subsidiaries’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company’s U.S. bank operating subsidiaries must meet specific capital guidelines that involve quantitative measures of the Company’s U.S. bank operating subsidiaries’ assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

At December 31, 2012, the Company’s U.S. bank operating subsidiaries met all capital adequacy requirements to which they are subject and exceeded all regulatory mandated and targeted minimum regulatory capital requirements to be well-capitalized. There are no conditions or events that management believes have changed the Company’s U.S. bank operating subsidiaries’ category.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below sets forth the capital information for the Company’s U.S. bank operating subsidiaries, which are U.S. depository institutions, calculated in a manner consistent with the guidelines described under Basel I:

	December 31, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
	(dollars in millions)
Total capital (to RWAs):
Morgan Stanley Bank, N.A.	$11,509	17.2%	$10,222	17.8%
Morgan Stanley Private Bank, National Association	$1,673	28.8%	$1,278	31.9%
Tier I capital (to RWAs):
Morgan Stanley Bank, N.A.	$9,918	14.9%	$8,703	15.1%
Morgan Stanley Private Bank, National Association	$1,665	28.7%	$1,275	31.8%
Leverage ratio:
Morgan Stanley Bank, N.A.	$9,918	13.3%	$8,703	13.2%
Morgan Stanley Private Bank, National Association	$1,665	10.6%	$1,275	10.2%

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain a ratio of total capital to RWAs of 10%, a capital ratio of Tier 1 capital to RWAs of 6%, and a ratio of Tier 1 capital to average book assets (leverage ratio) of 5%. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. At December 31, 2012 and December 31, 2011, the Company’s U.S. depository institutions maintained capital at levels in excess of the universally mandated well-capitalized levels. These subsidiary depository institutions maintain capital at levels sufficiently in excess of the “well-capitalized” requirements to address any additional capital needs and requirements identified by the federal banking regulators.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority, Inc. and the U.S. Commodity Futures Trading Commission. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $7,820 million and $8,249 million at December 31, 2012 and December 31, 2011, respectively, which exceeded the amount required by $6,453 million and $7,215 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At December 31, 2012, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

MSSB is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC, the Financial Industry Regulatory Authority, Inc. and the U.S. Commodity Futures Trading Commission. MSSB has consistently operated with capital in excess of its regulatory capital requirements. MSSB clears certain customer activity directly and introduces other business to MS&Co. and Citi. Subsequent to July 6, 2012, MSSB clears customer activity that was previously introduced to Citi.

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

The regulatory capital requirements referred to above, and certain covenants contained in various agreements governing indebtedness of the Company, may restrict the Company’s ability to withdraw capital from its subsidiaries. At December 31, 2012 and 2011, approximately $17.6 billion and $16.2 billion, respectively, of net assets of consolidated subsidiaries may be restricted as to the payment of cash dividends and advances to the parent company.

15.    Redeemable Noncontrolling Interests and Total Equity.

Redeemable Noncontrolling Interests.

Redeemable noncontrolling interests relates to the Wealth Management JV (see Note 3). Changes in redeemable noncontrolling interests for 2012 were as follows (dollars in millions):

Beginning balance at January 1, 2012	$—
Reclassification from nonredeemable noncontrolling interests	4,288
Net income applicable to redeemable noncontrolling interests	124
Foreign currency translation adjustments	(2)
Distributions	(97)
Other	(4)

Ending balance at December 31, 2012	$4,309

Total Equity.

Morgan Stanley Shareholders’ Equity.

Common Stock.     Changes in shares of common stock outstanding for 2012, 2011 and 2010 were as follows (share data in millions):

	2012	2011	2010
Shares outstanding at beginning of period	1,927	1,512	1,361
Public offerings and other issuances of common stock	—	385	116
Net impact of stock option exercises and other share issuances	60	41	46
Treasury stock purchases(1)	(13)	(11)	(11)

Shares outstanding at end of period	1,974	1,927	1,512

(1)	Treasury stock purchases include repurchases of common stock for employee tax withholding.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury Shares.    In December 2006, the Company announced that its Board of Directors had authorized the repurchase of up to $6 billion of the Company’s outstanding common stock. The share repurchase program considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. During 2012 and 2011, the Company did not purchase any of its common stock as part of its share repurchase program. At December 31, 2012, the Company had approximately $1.6 billion remaining under its current share repurchase authorization. Share repurchases by the Company are subject to regulatory approval.

MUFG Stock Conversion.     On June 30, 2011, the Company’s outstanding Series B Preferred Stock owned by MUFG with a face value of $7.8 billion (carrying value $8.1 billion) and a 10% dividend was converted into 385,464,097 shares of Company common stock, including approximately 75 million shares resulting from the adjustment to the conversion ratio pursuant to the transaction agreement. As a result of the adjustment to the conversion ratio, the Company incurred a one-time, non-cash negative adjustment of approximately $1.7 billion in its calculation of basic and diluted earnings per share during 2011.

CIC Investment.

In December 2007, the Company sold Equity Units that included contracts to purchase Company common stock to a wholly owned subsidiary of CIC for approximately $5,579 million. Each Equity Unit had a stated amount of $1,000 per unit consisting of: (i) an undivided beneficial ownership interest in a trust preferred security of Morgan Stanley Capital Trust A (“Series A Trust”), Morgan Stanley Capital Trust B (“Series B Trust”) or Morgan Stanley Capital Trust C (“Series C Trust”) (each a “Morgan Stanley Capital Trust” and, collectively, the “Trusts”) with an initial liquidation amount of $1,000 and (ii) a stock purchase contract relating to the common stock, par value of $0.01 per share, of the Company. A substantial portion of the investment proceeds from the offering of the Equity Units was treated as Tier 1 capital for regulatory capital purposes.

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

Beginning in the quarter ended June 30, 2010, and prior to the redemption of the junior subordinated debentures underlying the Equity Units and issuance of common stock, the Company included the Equity Units in the diluted EPS calculation using the more dilutive of the two-class method or the if-converted method. See Note 2 for further discussion of the two-class method and Note 16 for the dilutive impact for 2012, 2011 and 2010.

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

Preferred Stock.     The Company’s preferred stock outstanding consisted of the following:

	Dividend Rate (Annual)	Shares Outstanding at December 31, 2012	Liquidation Preference per Share	Carrying Value
Series				At December 31, 2012	At December 31, 2011
				(dollars in millions)
A	N/A	44,000	$25,000	$1,100	$1,100
C	10.0%	519,882	1,000	408	408

Total				$1,508	$1,508

N/A—Not Available.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s preferred stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 14).

Series A Preferred Stock.    In July 2006, the Company issued 44,000,000 Depositary Shares, in an aggregate of $1,100 million. Each Depositary Share represents 1/1,000th of a Share of Floating Rate Non-Cumulative Preferred Stock, Series A, $0.01 par value (“Series A Preferred Stock”). The Series A Preferred Stock is redeemable at the Company’s option, in whole or in part, on or after July 15, 2011 at a redemption price of $25,000 per share (equivalent to $25 per Depositary Share). The Series A Preferred Stock also has a preference over the Company’s common stock upon liquidation. In December 2012, the Company declared a quarterly dividend of $255.56 per share of Series A Preferred Stock that was paid on January 15, 2013 to preferred shareholders of record on December 31, 2012.

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

The Series C Preferred Stock is redeemable by the Company, in whole or in part, on or after October 15, 2011 at a redemption price of $1,100 per share. Dividends on the Series C Preferred Stock are payable, on a non-cumulative basis, as and if declared by the Board of Directors of the Company, in cash, at the rate of 10% per annum of the liquidation preference of $1,000 per share. In December 2012, the Company declared a quarterly dividend of $25.00 per share of Series C Preferred Stock that was paid on January 15, 2013 to preferred shareholders of record on December 31, 2012.

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

During 2009, 640,909 shares of the Series C Preferred Stock were redeemed with an aggregate price equal to the aggregate price exchanged by MUFG for approximately $0.7 billion of common stock.

During 2011, the Company and MUFG completed the conversion of MUFG Series B Preferred Stock (see “MUFG Stock Conversion” herein).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Loss.    At December 31, 2012 and 2011, the components of the Company’s Accumulated other comprehensive loss are as follows:

	At	At
	December 31,	December 31,
	2012	2011
	(dollars in millions)
Foreign currency translation adjustments, net of tax	$(123)	$5
Amortization expense related to terminated cash flow hedges, net of tax	(5)	(11)
Pension, postretirement and other related adjustments, net of tax	(539)	(274)
Net unrealized gain on securities available for sale, net of tax	151	123

Accumulated other comprehensive loss, net of tax	$(516)	$(157)

Cumulative Foreign Currency Translation Adjustments.    Cumulative foreign currency translation adjustments include gains or losses resulting from translating foreign currency financial statements from their respective functional currencies to U.S. dollars, net of hedge gains or losses and related tax effects. The Company uses foreign currency contracts to manage the currency exposure relating to its net investments in non-U.S. dollar functional currency subsidiaries. Increases or decreases in the value of the Company’s net foreign investments generally are tax deferred for U.S. purposes, but the related hedge gains and losses are taxable currently. The Company attempts to protect its net book value from the effects of fluctuations in currency exchange rates on its net investments in non-U.S. dollar subsidiaries by selling the appropriate non-U.S. dollar currency in the forward market. Under some circumstances, however, the Company may elect not to hedge its net investments in certain foreign operations due to market conditions, including the availability of various currency contracts at acceptable costs. Information at December 31, 2012 and December 31, 2011 relating to the effects on cumulative foreign currency translation adjustments resulting from translation of foreign currency financial statements and from gains and losses from hedges of the Company’s net investments in non-U.S. dollar functional currency subsidiaries is summarized below:

	At	At
	December 31,	December 31,
	2012	2011
	(dollars in millions)
Net investments in non-U.S. dollar functional currency subsidiaries subject to hedges	$13,811	$12,325

Cumulative foreign currency translation adjustments resulting from net investments in subsidiaries with a non-U.S. dollar functional currency	$348	$581
Cumulative foreign currency translation adjustments resulting from realized or unrealized losses on hedges, net of tax(1)	(471)	(576)

Total cumulative foreign currency translation adjustments, net of tax	$(123)	$5

(1)	A gain of $77 million, net of tax, related to net investment hedges was reclassified from other comprehensive income into income during 2012. The amount primarily related to the reversal of amounts recorded in cumulative other comprehensive income due to the incorrect application of hedge accounting on certain derivative contracts (see Note 12 for further information).

Nonredeemable Noncontrolling Interests.

In 2012, the Company reclassified approximately $4.3 billion from nonredeemable noncontrolling interests to redeemable noncontrolling interests for Citi’s remaining 35% interest in the Wealth Management JV (see Note 3). Changes in nonredeemable noncontrolling interests in 2012 also included distributions related to MSMS

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $151 million. Changes in nonredeemable noncontrolling interests in 2011, primarily resulted from distributions related to the Wealth Management JV of $346 million and distributions related to MSMS of $416 million. Changes in nonredeemable noncontrolling interests in 2010, primarily resulted from distributions related to the Wealth Management JV of $306 million.

16.    Earnings per Common Share.

Basic EPS is computed by dividing earnings (loss) applicable to Morgan Stanley common shareholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include common stock and vested RSUs where recipients have satisfied either the explicit vesting terms or retirement eligibility requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. The Company calculates EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities (see Note 2). The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	2012	2011	2010
Basic EPS:
Income from continuing operations	$754	$4,689	$5,455
Net gain (loss) from discontinued operations	(38)	(44)	247

Net income	716	4,645	5,702
Net income applicable to redeemable noncontrolling interests	124	—	—
Net income applicable to nonredeemable noncontrolling interests	524	535	999

Net income applicable to Morgan Stanley	68	4,110	4,703
Less: Preferred dividends (Series A Preferred Stock)	(44)	(44)	(45)
Less: Preferred dividends (Series B Preferred Stock)	—	(196)	(784)
Less: MUFG stock conversion	—	(1,726)	—
Less: Preferred dividends (Series C Preferred Stock)	(52)	(52)	(52)
Less: Allocation of (earnings) loss to participating RSUs(2):
From continuing operations	(2)	(26)	(108)
From discontinued operations	—	1	(7)
Less: Allocation of undistributed (earnings) to Equity Units(1):
From continuing operations	—	—	(102)
From discontinued operations	—	—	(11)

Earnings (loss) applicable to Morgan Stanley common shareholders	$(30)	$2,067	$3,594

Weighted average common shares outstanding	1,886	1,655	1,362

Earnings (loss) per basic common share:
Income from continuing operations	$0.02	$1.28	$2.48
Net gain (loss) from discontinued operations	(0.04)	(0.03)	0.16

Earnings (loss) per basic common share	$(0.02)	$1.25	$2.64

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2012	2011	2010
Diluted EPS:
Earnings (loss) applicable to Morgan Stanley common shareholders	$(30)	$2,067	$3,594
Impact on income of assumed conversions:
Assumed conversion of Equity Units(1):
From continuing operations	—	—	76
From discontinued operations	—	—	40

Earnings (loss) applicable to common shareholders plus assumed conversions	$(30)	$2,067	$3,710

Weighted average common shares outstanding	1,886	1,655	1,362
Effect of dilutive securities:
Stock options and RSUs(2)	33	20	5
Equity Units(1)	—	—	44

Weighted average common shares outstanding and common stock equivalents	1,919	1,675	1,411

Earnings (loss) per diluted common share:
Income from continuing operations	$0.02	$1.26	$2.45
Net income (loss) from discontinued operations	(0.04)	(0.03)	0.18

Earnings (loss) per diluted common share	$(0.02)	$1.23	$2.63

(1)	See Note 15 for further information on Equity Units.
(2)	RSUs that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and, therefore, such RSUs are not included as incremental shares in the diluted calculation.

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

Number of Antidilutive Securities Outstanding at End of Period:	2012	2011	2010
	(shares in millions)
RSUs and performance-based stock units	8	21	38
Stock options	42	57	67
Series B Preferred Stock	—	—	311

Total	50	78	416

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.     Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

	2012	2011	2010
	(dollars in millions)
Interest income(1):
Financial instruments owned(2)	$2,736	$3,593	$3,931
Securities available for sale	343	348	215
Loans	643	356	315
Interest bearing deposits with banks	124	186	155
Federal funds sold and securities purchased under agreements to resell and Securities borrowed	364	886	769
Other	1,515	1,889	1,920

Total interest income	$5,725	$7,258	$7,305

Interest expense(1):
Deposits	$181	$236	$310
Commercial paper and other short-term borrowings	38	41	28
Long-term debt	4,622	4,912	4,592
Securities sold under agreements to repurchase and Securities loaned	1,805	1,925	1,591
Other	(722)	(212)	(114)

Total interest expense	$5,924	$6,902	$6,407

Net interest	$(199)	$356	$898

(1)	Interest income and expense are recorded within the consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instrument’s fair value, interest is included within Principal transactions—Trading revenues or Principal transactions—Investments revenues. Otherwise, it is included within Interest income or Interest expense.
(2)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction to Interest income on Financial instruments owned.

18.    Sale of Bankruptcy Claims Related to a Derivative Counterparty.

During 2011, the Company entered into participation agreements with certain investors whereby the Company sold participating interests representing certain claims against a derivative counterparty that filed for bankruptcy protection. The Company recorded a gain on sale of $58 million in 2011. Because these sales were made after the court decision, the Company made no representations and warranties relating to disallowance of claims. All gains related to these claims are reflected in the consolidated statements of income in Principal transactions—Trading revenues within the Institutional Securities business segment.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Other Revenues.

Details of Other revenues were as follows:

	2012	2011	2010
	(dollars in millions)
Gain on China International Capital Corporation Limited (see Note 24)	$—	$—	$668
Gain on sale of Invesco shares (see Note 1)	—	—	102
FrontPoint impairment charges (see Note 24)	—	(30)	(126)
Gain (loss) on retirement of long-term debt (see Note 11)	29	155	(27)
Income (loss) from Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (see Note 24)	152	(783)	(62)
Other	374	833	681

Total	$555	$175	$1,236

20.    Long-Term Incentive Compensation Plans.

The Company maintains various long-term incentive compensation plans for the benefit of its employees. The two principal forms of long-term incentive compensation are granted under several stock-based compensation and deferred cash-based compensation plans.

Stock-Based Compensation Plans. The accounting guidance for stock-based compensation requires measurement of compensation cost for equity-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures (see Note 2).

The components of the Company’s stock-based compensation expense (net of cancellations) are presented below:

	2012	2011	2010
	(dollars in millions)
Deferred restricted stock units	$864	$1,057	$1,075
Stock options	4	24	1
Performance-based stock units	29	32	39

Total(1)	$897	$1,113	$1,115

(1)	Amounts for 2012, 2011 and 2010 include $31 million, $186 million and $222 million, respectively, related to equity awards that were granted in 2013, 2012 and 2011, respectively, to employees who satisfied retirement-eligible requirements under the award terms that do not contain a future service period. The decrease in 2012 is due to the introduction of a new vesting requirement in certain 2012 performance year award terms for employees who satisfied the existing retirement eligible provisions to provide a one-year advance notice of their intention to retire from the Company. As such, these awards will begin to be expensed in 2013 after the grant date over the appropriate service period (see Note 2).

The table above excludes stock-based compensation expense recorded in discontinued operations, which was approximately $3 million in 2012 and $3 million for 2010. See Notes 1 and 25 for additional information on discontinued operations.

The tax benefit related to stock-based compensation expense was $306 million, $383 million and $382 million for 2012, 2011 and 2010, respectively. The tax benefit for stock-based compensation expense included in discontinued operations was $1 million in both 2012 and 2010.

At December 31, 2012, the Company had $709 million of unrecognized compensation cost related to unvested stock-based awards. Absent estimated or actual forfeitures or cancellations, this amount of unrecognized compensation cost will be recognized as $446 million in 2013, $175 million in 2014 and $88 million thereafter. These amounts do not include 2012 performance year awards granted in January 2013 which will begin to be amortized in 2013.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with awards under its stock-based compensation plans, the Company is authorized to issue shares of its common stock held in treasury or newly issued shares. At December 31, 2012, approximately 118 million shares were available for future grant under these plans.

The Company generally uses treasury shares, if available, to deliver shares to employees and has an ongoing repurchase authorization that includes repurchases in connection with awards granted under its stock-based compensation plans. Share repurchases by the Company are subject to regulatory approval. See Note 15 for additional information on the Company’s share repurchase program.

Deferred Restricted Stock Units. The Company has granted deferred stock awards pursuant to several stock-based compensation plans. The plans provide for the deferral of a portion of certain employees’ long-term incentive compensation with awards made in the form of restricted common stock or in the right to receive unrestricted shares of common stock in the future. Awards under these plans are generally subject to vesting over time contingent upon continued employment and to restrictions on sale, transfer or assignment until the end of a specified period, generally two to three years from date of grant. All or a portion of an award may be canceled if employment is terminated before the end of the relevant restriction period. All or a portion of a vested award also may be canceled in certain limited situations, including termination for cause during the relevant restriction period. Recipients of deferred stock awards may have voting rights, at the Company’s discretion, and generally receive dividend equivalents.

The following table sets forth activity relating to the Company’s vested and unvested RSUs (share data in millions):

	2012
	Number of Shares	Weighted Average Grant Date Fair Value
RSUs at beginning of period	111	$28.82
Granted	54	18.09
Conversions to common stock	(38)	28.69
Canceled	(5)	24.77

RSUs at end of period(1)	122	$24.29

(1)	At December 31, 2012, approximately 112 million RSUs with a weighted average grant date fair value of $24.44 were vested or expected to vest.

The weighted average price for RSUs granted during 2011 and 2010 was $28.94 and $28.95, respectively. At December 31, 2012, the weighted average remaining term until delivery for the Company’s outstanding RSUs was approximately 1.5 years.

At December 31, 2012, the intrinsic value of outstanding RSUs was $2,304 million.

The total fair market value of RSUs converted to common stock during 2012, 2011 and 2010 was $660 million, $935 million and $971 million, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company’s unvested RSUs (share data in millions):

	2012
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSUs at beginning of period	78	$28.32
Granted	54	18.09
Vested	(44)	24.64
Canceled	(5)	24.74

Unvested RSUs at end of period(1)	83	$23.83

(1)	Unvested RSUs represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligible requirements. At December 31, 2012, approximately 73 million unvested RSUs with a weighted average grant date fair value of $24.00 were expected to vest.

The aggregate fair value of awards that vested during 2012, 2011 and 2010 was $753 million, $870 million and $776 million, respectively.

Stock Options. The Company has granted stock option awards pursuant to several stock-based compensation plans. The plans provide for the deferral of a portion of certain key employees’ discretionary compensation with awards made in the form of stock options generally having an exercise price not less than the fair value of the Company’s common stock on the date of grant. Such stock option awards generally become exercisable over a three-year period and expire seven to 10 years from the date of grant, subject to accelerated expiration upon termination of employment. Stock option awards have vesting, restriction and cancellation provisions that are generally similar to those in deferred restricted stock units. The weighted average fair value of the Company’s options granted during 2011 was $8.24, utilizing the following weighted average assumptions:

Grant Year	Risk-Free Interest Rate	Expected Life	Expected Stock Price Volatility	Expected Dividend Yield
2011	2.1%	5.0 years	32.7%	1.5%

No options were granted during 2012 or 2010.

The Company’s expected option life has been determined based upon historical experience. The expected stock price volatility assumption was determined using the implied volatility of exchange-traded options, in accordance with accounting guidance for share-based payments. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues.

The following table sets forth activity relating to the Company’s stock options (option data in millions):

	2012
	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of period	57	$48.15
Canceled	(15)	47.49

Options outstanding at end of period(1)	42	48.37

Options exercisable at end of period	39	49.93

(1)	At December 31, 2012, approximately 42 million options with a weighted average exercise price of $48.58 were vested.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no stock options exercised during 2012, 2011 or 2010. At December 31, 2012, the intrinsic value of in-the-money exercisable stock options was not material.

The following table presents information relating to the Company’s stock options outstanding at December 31, 2012 (number of options data in millions):

At December 31, 2012	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Life (Years)	Number Exercisable	Weighted Average Exercise Price	Average Remaining Life (Years)
$28.00 – $39.99	12	$34.50	1.4	9	$36.15	0.1
$40.00 – $49.99	18	46.57	1.1	18	46.57	1.1
$50.00 – $59.99	1	52.05	3.0	1	52.05	3.0
$60.00 – $76.99	11	66.75	3.9	11	66.75	3.9

Total	42			39

Performance-Based Stock Units.    The Company has granted PSUs to certain senior executives. These PSUs will vest and convert to shares of common stock at the end of the performance period only if the Company satisfies predetermined performance and market goals over the three-year performance period that began on January 1 of the grant year and ends three years later on December 31. Under the terms of the grant, the number of PSUs that will actually vest and convert to shares will be based on the extent to which the Company achieves the specified performance goals during the performance period. Performance-based stock unit awards have vesting, restriction and cancellation provisions that are generally similar to those in deferred stock awards.

One-half of the award will be earned based on the Company’s return on average common shareholders’ equity, excluding the impact of the fluctuation in the Company’s credit spreads and other credit factors for certain of the Company’s long-term and short-term borrowings, primarily structured notes, that are accounted for at fair value (“Average ROE”). For PSUs granted in 2012, the Average ROE also excludes gains or losses associated with the sale of specified business, specified goodwill impairments, any gain or loss associated with specified legal settlements related to business activities conducted prior to January 1, 2011 and specified cumulative catch-up adjustments resulting from changes in accounting principles that are not applied on a full retrospective basis. The number of PSUs ultimately earned for this portion of the awards will be applied by a multiplier as follows:

	Minimum		Maximum
Year	Average ROE	Multiplier	Average ROE	Multiplier
2012	Less than 6%	0.0	12% or more	1.5
2011	Less than 7.5%	0.0	18% or more	2.0
2010	Less than 7.5%	0.0	18% or more	2.0

The fair value per share of this portion of the award for 2012, 2011 and 2010 was $18.16, $29.89 and $29.32, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

One-half of the award will be earned based on the Company’s total shareholder return (“TSR”), relative to the S&P Financial Sectors Index (for the 2012 award) and to members of a comparison peer group (for the 2011 and 2010 awards). The number of PSUs ultimately earned for this portion of the awards will be applied by a multiplier as follows:

		Minimum		Maximum
Year	Metrics	TSR	Multiplier	TSR	Multiplier
2012	Comparison of TSR	Below	Down to 0.0	Above	Up to 1.5
2011	Ranking within the comparison group	Rank 9 or 10	0.0	Rank 1	2.0
2010	Ranking within the comparison group	Rank 9 or 10	0.0	Rank 1	2.0

The fair value per share of this portion of the award for 2012, 2011 and 2010 was $20.42, $43.14 and $41.52, respectively, estimated on the date of grant using a Monte Carlo simulation and the following assumptions.

Grant Year	Risk-Free Interest Rate	Expected Stock Price Volatility	Expected Dividend Yield
2012	0.4%	56.0%	1.1%
2011	1.0%	89.0%	1.5%
2010	1.5%	89.9%	0.7%

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

2012
Number of Shares
(in millions)
PSUs at beginning of period	4
Granted	1

PSUs at end of period	5

Deferred Cash-based Compensation Plans.    The Company maintains various deferred cash-based compensation plans for the benefit of certain current and former employees that provide a return to the plan participants employees based upon the performance of various referenced investments. The Company often invests directly, as a principal, in investments or other financial instruments to economically hedge its obligations under its deferred cash-based compensation plans. Changes in value of such investments made by the Company are recorded in Principal transactions—Trading and Principal transactions—Investments.

Compensation expense associated with the deferred cash-based compensation plans is calculated based on the notional value of the award granted, adjusted for upward and downward changes in fair value of the referenced investment. For unvested awards, the expense is recognized over the service period using the graded vesting attribution method. Generally, changes in compensation expense resulting from changes in fair value of the referenced investment will be offset by changes in fair value of investments made by the Company. However, there may be a timing difference between the immediate revenue recognition of gains and losses on the Company’s investments and the deferred recognition of the related compensation expense over the vesting period. For vested awards with only notional earnings on the referenced investments, the expense is fully recognized in the current period.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s deferred compensation expense (net of cancellations) are presented below:

	2012	2011	2010
	(dollars in millions)
Deferred cash-based awards(1)	$1,815	$1,809	$771
Return on referenced investments	435	132	465

Total	$2,250	$1,941	$1,236

(1)	Amounts for 2012, 2011 and 2010 include $93 million, $113 million and $80 million, respectively, related to deferred awards that were granted in 2013, 2012 and 2011, respectively, to employees who satisfied retirement-eligible requirements under the award terms that do not contain a service period.

The table above excludes deferred cash-based compensation expense recorded in discontinued operations, which was approximately $7 million in 2012, $7 million in 2011 and $9 million for 2010. See Notes 1 and 25 for additional information on discontinued operations.

At December 31, 2012, the Company had approximately $782 million of unrecognized compensation cost related to unvested deferred cash-based awards (excluding unrecognized expense for returns on referenced investments). Absent actual cancellations and any future return on referenced investments, this amount of unrecognized compensation cost will be recognized as $540 million in 2013, $104 million in 2014 and $138 million thereafter. These amounts do not include 2012 performance year awards granted in January 2013 which will begin to be amortized in 2013.

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

Net Periodic Benefit Expense.

The following table presents the components of the net periodic benefit expense for 2012, 2011 and 2010:

	Pension			Postretirement
	2012	2011	2010	2012	2011	2010
	(dollars in millions)
Service cost, benefits earned during the period	$26	$27	$99	$4	$4	$7
Interest cost on projected benefit obligation	156	158	152	7	8	11
Expected return on plan assets	(110)	(131)	(128)	—	—	—
Net amortization of prior service costs	—	—	(4)	(14)	(14)	(3)
Net amortization of actuarial loss	27	17	24	2	2	1
Curtailment gain	—	—	(50)	—	—	(4)
Settlement loss	—	1	3	—	—	—

Net periodic benefit expense	$99	$72	$96	$(1)	$—	$12

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) on a pre-tax basis in 2012, 2011 and 2010 were as follows:

	Pension			Postretirement
	2012	2011	2010	2012	2011	2010
	(dollars in millions)
Net loss (gain)	$416	$(401)	$34	$16	$(5)	$2
Prior service cost (credit)	3	2	—	—	—	(54)
Amortization of prior service credit	—	—	54	14	14	7
Amortization of net loss	(27)	(18)	(27)	(2)	(2)	(1)

Total recognized in other comprehensive loss (income)	$392	$(417)	$61	$28	$7	$(46)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the weighted average assumptions used to determine net periodic benefit costs for 2012, 2011 and 2010:

	Pension			Postretirement
	2012	2011	2010	2012	2011	2010
Discount rate	4.57%	5.44%	5.91%	4.56%	5.41%	6.00 / 5.35%
Expected long-term rate of return on plan assets	3.78	4.78	4.78	N/A	N/A	N/A
Rate of future compensation increases	2.14	2.28	5.13	N/A	N/A	N/A

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations and Funded Status.

The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets for 2012 and 2011:

	Pension	Postretirement
	(dollars in millions)
Reconciliation of benefit obligation:
Benefit obligation at December 31, 2010	$2,953	$155
Service cost	27	4
Interest cost	158	8
Actuarial loss (gain)	490	(4)
Plan amendments	4	—
Plan settlements	(16)	—
Benefits paid	(98)	(9)
Other, including foreign currency exchange rate changes	(1)	—

Benefit obligation at December 31, 2011	$3,517	$154
Service cost	26	4
Interest cost	156	7
Actuarial loss	405	15
Plan settlements	(2)	—
Benefits paid	(147)	(6)
Other, including foreign currency exchange rate changes	(72)	—

Benefit obligation at December 31, 2012	$3,883	$174

Reconciliation of fair value of plan assets:
Fair value of plan assets at December 31, 2010	$2,642	$—
Actual return on plan assets	1,024	—
Employer contributions	57	9
Benefits paid	(98)	(9)
Plan settlements	(16)	—
Other, including foreign currency exchange rate changes	(5)	—

Fair value of plan assets at December 31, 2011	$3,604	$—
Actual return on plan assets	83	—
Employer contributions	42	6
Benefits paid	(147)	(6)
Plan settlements	(2)	—
Other, including foreign currency exchange rate changes	(61)	—

Fair value of plan assets at December 31, 2012	$3,519	$—

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the funded status at December 31, 2012 and December 31, 2011:

	Pension		Postretirement
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(dollars in millions)
Funded (unfunded) status	$(364)	$87	$(174)	$(154)

Amounts recognized in the consolidated statements of financial condition consist of:
Assets	$97	$495	$—	$—
Liabilities	(461)	(408)	(174)	(154)

Net amount recognized	$(364)	$87	$(174)	$(154)

Amounts recognized in accumulated other comprehensive loss consist of:
Prior service credit	$(2)	$(5)	$(24)	$(38)
Net loss	821	432	41	27

Net loss (gain) recognized	$819	$427	$17	$(11)

The estimated prior service credit that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over 2013 is $14 million for postretirement plans. The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over 2013 is approximately $36 million for defined benefit pension plans and $3 million for postretirement plans.

The accumulated benefit obligation for all defined benefit pension plans was $3,858 million and $3,458 million at December 31, 2012 and December 31, 2011, respectively.

The following table contains information for pension plans with projected benefit obligations in excess of the fair value of plan assets at period-end:

	December 31, 2012	December 31, 2011
	(dollars in millions)
Projected benefit obligation	$552	$567
Fair value of plan assets	90	159

The following table contains information for pension plans with accumulated benefit obligations in excess of the fair value of plan assets at period-end:

	December 31, 2012	December 31, 2011
	(dollars in millions)
Accumulated benefit obligation	$527	$450
Fair value of plan assets	90	85

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the weighted average assumptions used to determine benefit obligations at period-end:

	Pension		Postretirement
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Discount rate	3.95%	4.57%	3.88%	4.56%
Rate of future compensation increase	0.98	2.14	N/A	N/A

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

The following table presents assumed health care cost trend rates used to determine the U.S. postretirement benefit obligations at period-end:

	December 31, 2012	December 31, 2011
Health care cost trend rate assumed for next year:
Medical	6.93-7.53%	6.95-7.68%
Prescription	8.66%	9.08%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2029

Assumed health care cost trend rates can have a significant effect on the amounts reported for the Company’s postretirement benefit plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point (Decrease)
	(dollars in millions)
Effect on total postretirement service and interest cost	$2	$(2)
Effect on postretirement benefit obligation	26	(21)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation by investment manager of the Company’s U.S. Qualified Plan is reviewed by the Morgan Stanley Retirement Plan Investment Committee (“Investment Committee”) on a regular basis. When the exposure to a given investment manager reaches a minimum or maximum allocation level, an asset allocation review process is initiated, and the portfolio will be automatically rebalanced toward the target allocation unless the Investment Committee determines otherwise.

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

The fair value of OTC derivative contracts is derived primarily using pricing models, which may require multiple market input parameters. Derivative contracts are presented on a gross basis prior to cash collateral or counterparty netting. Derivative contracts consist of investments in futures contracts and swaps.

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

Some non-U.S. based plans hold foreign funds that consist of investments in foreign corporate equity funds, foreign corporate bond funds, foreign target cash flow funds and foreign liquidity funds. Foreign corporate equity funds and foreign corporate bond funds invest in individual securities quoted on a recognized stock exchange or

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

traded in a regulated market and certain bond funds that aim to produce returns as close as possible to certain Financial Times Stock Exchange indexes. Foreign target cash flow funds are designed to provide a series of fixed annual cash flows over 5 or 10 years achieved by investing in government bonds and derivatives. Foreign liquidity funds place a high priority on capital preservation, stable value and a high liquidity of assets. Foreign fund investments are categorized in Level 2 of the fair value hierarchy as they are readily redeemable at their NAV. Corporate equity investments traded on a formal exchange are categorized in Level 1 of the fair value hierarchy.

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

The following table presents the fair value of the net pension plan assets at December 31, 2012. There were no transfers between levels during 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in millions)
Assets:
Investments:
Cash and cash equivalents(1)	$80	$—	$—	$80
U.S. government and agency securities:
U.S. Treasury securities	1,354	—	—	1,354
U.S. agency securities	—	241	—	241

Total U.S. government and agency securities	1,354	241	—	1,595
Corporate and other debt:
State and municipal securities	—	2	—	2
Collateralized debt obligations	—	71	—	71

Total corporate and other debt	—	73	—	73
Corporate equities	20	—	—	20
Derivative contracts(2)	—	224	—	224
Derivative-related cash collateral receivable	—	3	—	3
Commingled trust funds(3)	—	1,275	—	1,275
Foreign funds(4)	—	282	—	282
Other investments	—	11	30	41

Total investments	1,454	2,109	30	3,593
Receivables:
Other receivables(1)	—	71	—	71

Total receivables	—	71	—	71

Total assets	$1,454	$2,180	$30	$3,664

Liabilities:
Derivative contracts(5)	$—	$57	$—	$57
Derivative-related cash collateral payable	—	28	—	28
Other liabilities(1)	—	60	—	60

Total liabilities	—	145	—	145

Net pension assets	$1,454	$2,035	$30	$3,519

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Cash and cash equivalents, other receivables and other liabilities are valued at cost, which approximates fair value.
(2)	Derivative contracts in an asset position include investments in interest rate swaps of $224 million.
(3)	Commingled trust funds include investments in fixed income funds of $1,275 million.
(4)	Foreign funds include investments in bond funds, targeted cash flow funds, liquidity funds and diversified funds of $141 million, $85 million, $55 million and $1 million, respectively.
(5)	Derivative contracts in a liability position include investments in interest rate swaps of $57 million.

The following table presents the fair value of the net pension plan assets at December 31, 2011. Certain investments in U.S. agency securities, valued at approximately $245 million, were reclassified from Level 1 to Level 2 during 2011 as transactions in these securities did not occur with sufficient frequency and volume to constitute an active market:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in millions)
Assets:
Investments:
Cash and cash equivalents(1)	$11	$—	$—	$11
U.S. government and agency securities:
U.S. Treasury securities	1,295	—	—	1,295
U.S. agency securities	—	245	—	245

Total U.S. government and agency securities	1,295	245	—	1,540
Other sovereign government obligations	16	48	—	64
Corporate and other debt:
State and municipal securities	—	2	—	2
Corporate bonds	—	142	—	142
Collateralized debt obligations	—	88	—	88

Total corporate and other debt	—	232	—	232
Corporate equities	6	—	—	6
Derivative contracts(2)	—	230	—	230
Derivative-related cash collateral receivable	—	1	—	1
Commingled trust funds(3)	—	1,339	—	1,339
Foreign funds(4)	—	273	—	273
Other investments	—	13	26	39

Total investments	1,328	2,381	26	3,735
Receivables:
Other receivables(1)	—	14	—	14

Total receivables	—	14	—	14

Total assets	$1,328	$2,395	$26	$3,749

Liabilities:
Derivative contracts(5)	$—	$105	$—	$105
Derivative-related cash collateral payable	—	25	—	25
Other liabilities(1)	—	15	—	15

Total liabilities	—	145	—	145

Net pension assets	$1,328	$2,250	$26	$3,604

(1)	Cash and cash equivalents, other receivables and other liabilities are valued at cost, which approximates fair value.
(2)	Derivative and other contracts in an asset position include investments in interest rate swaps of $230 million.
(3)	Commingled trust funds include investments in cash funds and fixed income funds of $39 million and $1,300 million, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Foreign funds include investments in equity funds, bond funds, targeted cash flow funds and diversified funds of $17 million, $124 million, $131 million and $1 million, respectively.
(5)	Derivative and other contracts in a liability position include investments in inflation swaps and interest rate swaps of $9 million and $96 million, respectively.

The following table presents changes in Level 3 pension assets measured at fair value for 2012:

	Beginning Balance at January 1, 2012	Actual Return on Plan Assets Related to Assets Still Held at December 31, 2012	Actual Return on Plan Assets Related to Assets Sold during 2012	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at December 31, 2012
	(dollars in millions)
Investments
Other investments	$26	$—	$—	$4	$—	$30

Total investments	$26	$—	$—	$4	$—	$30

The following table presents changes in Level 3 pension assets measured at fair value for 2011:

	Beginning Balance at January 1, 2011	Actual Return on Plan Assets Related to Assets Still Held at December 31, 2011	Actual Return on Plan Assets Related to Assets Sold during 2011	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at December 31, 2011
	(dollars in millions)
Investments
Other investments	$23	$(1)	$—	$4	$—	$26

Total investments	$23	$(1)	$—	$4	$—	$26

Cash Flows.

At December 31, 2012, the Company expects to contribute approximately $50 million to its pension and postretirement benefit plans in 2013 based upon the plans’ current funded status and expected asset return assumptions for 2013, as applicable.

Expected benefit payments associated with the Company’s pension and postretirement benefit plans for the next five years and in aggregate for the five years thereafter at December 31, 2012 are as follows:

	Pension	Postretirement
	(dollars in millions)
2013	$136	$6
2014	137	6
2015	134	7
2016	137	7
2017	142	8
2018-2022	773	47

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Morgan Stanley 401(k) Plan, Morgan Stanley 401(k) Savings Plan and Profit Sharing Awards.    U.S. employees meeting certain eligibility requirements may participate in the Morgan Stanley 401(k) Plan or the Morgan Stanley 401(k) Savings Plan. Eligible U.S. employees receive 401(k) matching cash or stock contributions. Matching contributions for 2012 were funded with cash and allocated according to participants’ current investment direction. Matching contributions for 2011 were funded in stock and invested in the Morgan Stanley Stock Fund.

Effective January 1, 2011, the Morgan Stanley 401(k) Plan was amended to conform with the Morgan Stanley 401(k) Savings Plan to provide a $1 for $1 Company match up to 4% of eligible pay up to the Internal Revenue Service (“IRS”) limit. In addition, the fixed contribution was amended to apply to eligible employees in both the Morgan Stanley 401(k) Plan and Morgan Stanley 401(k) Savings Plan with eligible pay less than or equal to $100,000 who are not Financial Advisors or Senior Advisors. The fixed contribution is equal to 2% of eligible pay. Also effective January 1, 2011, an MS Transition Contribution was added for participants who received a 2010 accrual in the U.S. Qualified Plan or a 2010 retirement contribution in the 401(k) Plan and who met certain age and service requirements as of December 31, 2010.

Effective July 1, 2009, the Company introduced the Morgan Stanley 401(k) Savings Plan for legacy Smith Barney U.S. employees who were contributed to MSSB and certain other groups. In 2010, legacy Smith Barney U.S. employees with eligible pay less than or equal to $100,000 received a fixed contribution under the 401(k) Savings Plan. The amount of fixed contribution was included in the Company’s 401(k) expense and equaled between 1% and 2% of eligible pay based on years of service at December 31. Additionally, certain eligible legacy Smith Barney employees were granted a transition contribution and, for their year of transfer, a one-time make-up Company match based on certain transition percentages of eligible pay and a comparison of the Company match under the Citi 401(k) Plan and Morgan Stanley 401(k) Savings Plan. The retirement contribution granted in lieu of a defined benefit pension plan and the fixed contribution, transition contribution and make-up Company match granted to legacy Smith Barney employees are included in the Company’s 401(k) expense. Effective May 1, 2011, the Saxon 401(k) Plan was merged with the Morgan Stanley 401(k) Savings Plan. Effective December 31, 2012, the Morgan Stanley 401(k) Savings Plan was merged with the Morgan Stanley 401(k) Plan.

The Company also provides discretionary profit sharing to certain non-U.S. employees. The pre-tax expense associated with the 401(k) plans and profit sharing for 2012, 2011 and 2010 was $246 million, $257 million and $196 million, respectively.

Defined Contribution Pension Plans.    The Company maintains separate defined contribution pension plans that cover substantially all employees of certain non-U.S. subsidiaries. Under such plans, benefits are determined based on a fixed rate of base salary with certain vesting requirements. In 2012, 2011 and 2010, the Company’s expense related to these plans was $126 million, $136 million and $117 million, respectively.

Other Postemployment Benefits.    Postemployment benefits may include, but are not limited to, salary continuation, severance benefits, disability-related benefits, and continuation of health care and life insurance coverage provided to former employees or inactive employees after employment but before retirement. The postemployment benefit obligations were not material at December 31, 2012 and December 31, 2011.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    Income Taxes.

The provision for (benefit from) income taxes from continuing operations consisted of:

	2012	2011	2010
	(dollars in millions)
Current:
U.S. federal	$(178)	$35	$213
U.S. state and local	140	276	162
Non-U.S.:
United Kingdom	(16)	169	457
Japan	90	19	(31)
Hong Kong	16	(3)	(7)
Other(1)	355	378	423

	$407	$874	$1,217

Deferred:
U.S. federal	$(748)	$508	$(861)
U.S. state and local	(64)	(49)	349
Non-U.S.:
United Kingdom	77	32	9
Japan	170	41	23
Hong Kong	35	27	28
Other(1)	(116)	(23)	(22)

	$(646)	$536	$(474)

Provision for (benefit from) income taxes from continuing operations	$(239)	$1,410	$743

Provision for (benefit from) income taxes from discontinuing operations	$(5)	$(116)	$363

(1)	Results for 2012 Non-U.S. Other jurisdictions included significant total tax provisions (benefits) of $41 million, $36 million, $36 million, $33 million, $32 million, and $(31) million from India, Brazil, Spain, Canada, Singapore, and Netherlands, respectively. Results for 2011 Non-U.S. Other jurisdictions included significant total tax provisions of $98 million, $78 million, $68 million, and $23 million from Brazil, Netherlands, Spain, and India, respectively. Results for 2010 Non-U.S. Other jurisdictions included significant total tax provisions of $102 million, $71 million, $45 million, and $34 million from China, Brazil, Netherlands, and Spain, respectively.

The following table reconciles the provision for (benefit from) income taxes to the U.S. federal statutory income tax rate:

	2012(1)	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	8.7	2.6	6.3
Domestic tax credits	(43.1)	(3.9)	(3.7)
Tax exempt income	(30.1)	(0.3)	(1.8)
Non-U.S. earnings:
Foreign Tax Rate Differential	(14.0)	0.7	(13.6)
Change in Reinvestment Assertion	4.8	(2.2)	(6.1)
Change in Foreign Tax Rates	(0.3)	1.6	—
Valuation allowance	—	(7.3)	—
Other	(7.4)	(3.1)	(4.1)

Effective income tax rate	(46.4)%	23.1%	12.0%

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	2012 percentages are reflective of the lower level of income from continuing operations before income taxes on a comparative basis due to the change in the fair value of certain of the Company’s long-term and short-term borrowings resulting from fluctuations in its credit spreads and other credit factors.

The Company’s effective tax rate from continuing operations for 2012 included an aggregate net tax benefit of $142 million. This included a discrete benefit of approximately $299 million related to the remeasurement of reserves and related interest associated with either the expiration of the applicable statute of limitations or new information regarding the status of certain Internal Revenue Service examinations. The Company also recognized, in part as a result of completing a comprehensive review of its deferred tax accounts, an aggregate out-of-period net tax provision of approximately $157 million, to adjust the overstatement of deferred tax assets associated with partnership investments, principally in the Company’s Asset Management business segment and repatriated earnings of foreign subsidiaries recorded in prior years. The Company has evaluated the effects of the understatement of the income tax provision both qualitatively and quantitatively and concluded that it did not have a material impact on any prior annual or quarterly consolidated financial statements. Excluding the aggregate net tax benefit noted above, the effective tax rate from continuing operations in 2012 would have been a benefit of 18.8%.

The Company’s effective tax rate from continuing operations for 2011 included a $447 million discrete net tax benefit from the remeasurement of a deferred tax asset and the reversal of a related valuation allowance. The deferred tax asset and valuation allowance were recognized in income from discontinued operations in 2010 in connection with the recognition of a $1.2 billion loss due to writedowns and related costs following the Company’s commitment to a plan to dispose of Revel. The Company recorded the valuation allowance because the Company did not believe it was more likely than not that it would have sufficient future net capital gain to realize the benefit of the expected capital loss to be recognized upon the disposal of Revel. During the quarter ended March 31, 2011, the disposal of Revel was restructured as a tax-free like kind exchange and the disposal was completed. The restructured transaction changed the character of the future taxable loss to ordinary. The Company reversed the valuation allowance because the Company believes it is more likely than not that it will have sufficient future ordinary taxable income to recognize the recorded deferred tax asset. In accordance with the applicable accounting literature, this reversal of a previously established valuation allowance due to a change in circumstances was recognized in income from continuing operations during the quarter ended March 31, 2011. Additionally, in 2011 the Company recognized a discrete tax benefit of $137 million related to the reversal of U.S. deferred tax liabilities associated with prior-years’ undistributed earnings of certain non-U.S. subsidiaries that were determined to be indefinitely reinvested abroad, and a discrete tax cost of $100 million related to the remeasurement of Japanese deferred tax assets as a result of a decrease in the local statutory income tax rates starting in 2012. Excluding the aggregate net discrete tax benefits noted above, the effective tax rate from continuing operations in 2011 would have been 31.0%.

The Company’s effective tax rate from continuing operations for 2010 included discrete tax benefits of $382 million related to the reversal of U.S. deferred tax liabilities associated with prior-years’ undistributed earnings of certain non-U.S. subsidiaries that were determined to be indefinitely reinvested abroad, $345 million associated with the remeasurement of net unrecognized tax benefits and related interest based on new information regarding the status of federal and state examinations, and $277 million associated with the planned repatriation of non-U.S. earnings at a cost lower than originally estimated. Excluding the discrete tax benefits noted above, the effective tax rate from continuing operations in 2010 would have been 27.5%.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had approximately $7,191 million and $6,461 million of cumulative earnings at December 31, 2012 and December 31, 2011, respectively, attributable to foreign subsidiaries for which no U.S. provision has been recorded for income tax that could occur upon repatriation. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. Accordingly, approximately $719 million and $670 million of deferred tax liabilities were not recorded with respect to these earnings at December 31, 2012 and December 31, 2011, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 and December 31, 2011 were as follows:

	December 31,	December 31,
	2012	2011(2)
	(dollars in millions)
Gross deferred tax assets:
Tax credits and loss carryforwards	$6,193	$6,757
Employee compensation and benefit plans	2,173	2,425
Valuation and liability allowances	529	437
Deferred expenses	75	65
Other	83	—

Total deferred tax assets	9,053	9,684
Valuation allowance(1)	48	60

Deferred tax assets after valuation allowance	$9,005	$9,624

Gross deferred tax liabilities:
Non-U.S. operations	$1,253	$1,204
Fixed assets	115	97
Valuation of inventory, investments and receivables	351	1,052
Other	—	360

Total deferred tax liabilities	$1,719	$2,713

Net deferred tax assets	$7,286	$6,911

(1)	The valuation allowance reduces the benefit of certain separate Company federal and state net operating loss carryforwards to the amount that will more likely than not be realized.
(2)	Certain adjustments have been made to prior period amounts to reflect the completion of the comprehensive review of the Company’s deferred tax accounts, resulting in an increase in total deferred tax assets and deferred tax assets after valuation allowance, and a corresponding decrease in total deferred tax liabilities of $482 million.

During 2012, the valuation allowance was decreased by $12 million related to the ability to utilize certain state net operating losses.

The Company had tax credit carryforwards for which a related deferred tax asset of $5,705 million and $6,060 million was recorded at December 31, 2012 and December 31, 2011, respectively. These carryforwards are subject to annual limitations on utilization and will begin to expire in 2016, with a significant amount scheduled to expire in 2020, if not utilized.

The Company had net operating loss carryforwards in Japan for which a related deferred tax asset of $236 million and $435 million was recorded at December 31, 2012 and December 31, 2011, respectively. These carryforwards are subject to annual limitations and will begin to expire in 2019.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes the recognized net deferred tax asset (after valuation allowance) of $7,286 million is more likely than not to be realized based on expectations as to future taxable income in the jurisdictions in which it operates.

The Company recorded net income tax provision to Paid-in capital related to employee stock-based compensation transactions of $114 million, $76 million, and $322 million in 2012, 2011, and 2010, respectively.

Cash payments for income taxes were $388 million, $892 million, and $1,091 million in 2012, 2011, and 2010, respectively.

The following table presents the U.S. and non-U.S. components of income from continuing operations before income tax expense (benefit) for 2012, 2011, and 2010, respectively:

	2012	2011	2010
	(dollars in millions)
U.S.	$(1,241)	$3,250	$3,580
Non-U.S.(1)	1,756	2,849	2,618

	$515	$6,099	$6,198

(1)	Non-U.S. income is defined as income generated from operations located outside the U.S.

The total amount of unrecognized tax benefits was approximately $4.1 billion, $4.0 billion, and $3.7 billion at December 31, 2012, December 31, 2011, and December 31, 2010, respectively. Of this total, approximately $1.6 billion, $1.8 billion, and $1.7 billion, respectively (net of federal benefit of state issues, competent authority and foreign tax credit offsets) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.

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

The Company recognizes the accrual of interest related to unrecognized tax benefits in Provision for income taxes in the consolidated statements of income. The Company recognized $(10) million, $56 million, and $(93) million of interest expense (benefit) (net of federal and state income tax benefits) in the consolidated statements of income for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, respectively. Interest expense accrued at December 31, 2012, December 31, 2011, and December 31, 2010 was approximately $243 million, $330 million, and $274 million, respectively, net of federal and state income tax benefits. Penalties related to unrecognized tax benefits for the year ended December 31, 2012 were immaterial.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits for 2012, 2011 and 2010 (dollars in millions):

Unrecognized Tax Benefits
Balance at December 31, 2009	$4,052
Increase based on tax positions related to the current period	478
Increase based on tax positions related to prior periods	479
Decreases based on tax positions related to prior periods	(881)
Decreases related to settlements with taxing authorities	(356)
Decreases related to a lapse of applicable statute of limitations	(61)

Balance at December 31, 2010	$3,711

Increase based on tax positions related to the current period	$412
Increase based on tax positions related to prior periods	70
Decreases based on tax positions related to prior periods	(79)
Decreases related to settlements with taxing authorities	(56)
Decreases related to a lapse of applicable statute of limitations	(13)

Balance at December 31, 2011	$4,045

Increase based on tax positions related to the current period	$299
Increase based on tax positions related to prior periods	127
Decreases based on tax positions related to prior periods	(21)
Decreases related to settlements with taxing authorities	(260)
Decreases related to a lapse of applicable statute of limitations	(125)

Balance at December 31, 2012	$4,065

The Company is under continuous examination by the IRS and other tax authorities in certain countries, such as Japan and the U.K., and in states in which the Company has significant business operations, such as New York. The Company is currently under review by the IRS Appeals Office for the remaining issues covering tax years 1999 – 2005. Also, the Company is currently at various levels of field examination with respect to audits with the IRS, as well as New York State and New York City, for tax years 2006 – 2008 and 2007 – 2009, respectively. During 2012, the Company reached a conclusion with the U.K. and Japanese tax authorities on all issues through tax years 2009 and 2010, respectively. The impact of these settlements to the financial statements was immaterial. During 2013, the Company expects to reach a conclusion with the U.K. tax authorities on substantially all issues through tax year 2010.

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

The Company periodically evaluates the likelihood of assessments in each taxing jurisdiction resulting from the expiration of the applicable statute of limitations or new information regarding the status of current and subsequent years’ examinations. As part of the Company’s periodic review federal and state unrecognized tax

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefits were released or remeasured. As a result of this remeasurement, the income tax provision for the year ended December 31, 2012 and December 31, 2010 included a benefit of $299 million and $345 million, respectively.

It is reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months partially due to an expected conclusion of an IRS appeals process for the remaining issues covering tax years 1999—2005. At this time, however, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits and impact on the effective tax rate over the next 12 months.

The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax Year
United States	1999
New York State and City	2007
Hong Kong	2006
United Kingdom	2010
Japan	2011

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information for the Company’s segments is presented below:

2012	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$12,339	$11,904	$2,243	$(175)	$26,311
Net interest	(1,786)	1,612	(24)	(1)	(199)

Net revenues	$10,553	$13,516	$2,219	$(176)	$26,112

Income (loss) from continuing operations before income taxes	$(1,671)	$1,600	$590	$(4)	$515
Provision for (benefit from) income taxes(1)	(1,065)	559	267	—	(239)

Income (loss) from continuing operations	(606)	1,041	323	(4)	754

Discontinued operations(2):
Gain (loss) from discontinued operations	(154)	94	13	4	(43)
Provision for (benefit from) income taxes	(35)	26	4	—	(5)

Net gain (loss) on discontinued operations	(119)	68	9	4	(38)

Net income (loss)	(725)	1,109	332	—	716
Net income applicable to redeemable noncontrolling interests	—	124	—	—	124
Net income applicable to nonredeemable noncontrolling interests	194	143	187	—	524

Net income (loss) applicable to Morgan Stanley	$(919)	$842	$145	$—	$68

2011	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(3)	$18,255	$11,812	$1,928	$(115)	$31,880
Net interest	(1,080)	1,477	(41)	—	356

Net revenues	$17,175	$13,289	$1,887	$(115)	$32,236

Income from continuing operations before income taxes	$4,591	$1,255	$253	$—	$6,099
Provision for income taxes	879	458	73	—	1,410

Income from continuing operations	3,712	797	180	—	4,689

Discontinued operations(2):
Gain (loss) from discontinued operations	(205)	21	24	—	(160)
Provision for (benefit from) income taxes	(106)	7	(17)	—	(116)

Net gain (loss) on discontinued operations	(99)	14	41	—	(44)

Net income	3,613	811	221	—	4,645
Net income applicable to nonredeemable noncontrolling interests	244	146	145	—	535

Net income applicable to Morgan Stanley	$3,369	$665	$76	$—	$4,110

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2010	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(3)	$16,355	$11,403	$2,761	$—	$(187)	$30,332
Net interest	(226)	1,116	(76)	—	84	898

Net revenues	$16,129	$12,519	$2,685	$—	$(103)	$31,230

Income (loss) from continuing operations before income taxes	$4,365	$1,130	$718	$—	$(15)	$6,198
Provision for (benefit from) income taxes	313	328	105	—	(3)	743

Income (loss) from continuing operations	4,052	802	613	—	(12)	5,455

Discontinued operations(2):
Gain (loss) from discontinued operations	(1,203)	26	999	775	13	610
Provision for income taxes	13	8	335	—	7	363

Net gain (loss) from discontinued operations(4)	(1,216)	18	664	775	6	247

Net income (loss)	2,836	820	1,277	775	(6)	5,702
Net income applicable to nonredeemable noncontrolling interests	290	301	408	—	—	999

Net income (loss) applicable to Morgan Stanley	$2,546	$519	$869	$775	$(6)	$4,703

(1)	Results for 2012 included an out-of-period net tax provision of approximately $107 million, attributable to the Asset Management business segment, related to the overstatement of deferred tax assets associated with partnership investments in prior years and an out-of-period net tax provision of approximately $50 million, attributable to the Institutional Securities business segment, related to the overstatement of deferred tax assets associated with repatriated earnings of a foreign subsidiary recorded in prior years (see Note 22).
(2)	See Notes 1 and 25 for discussion of discontinued operations.
(3)	In the fourth quarter of 2011 and 2010, the Company recognized a pre-tax loss of approximately $108 million and a pre-tax gain of approximately $176 million, respectively, in net revenues upon application of the OIS curve within the Institutional Securities business segment (see Note 4).
(4)	Amounts for 2010 included a loss of $1.2 billion related to the disposition of Revel included within the Institutional Securities business segment, a gain of approximately $570 million related to the Company’s sale of Retail Asset Management within the Asset Management business segment and a gain of $775 million related to the legal settlement with DFS.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Interest	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
2012
Interest income	$4,128	$2,015	$10	$(428)	$5,725
Interest expense	5,914	403	34	(427)	5,924

Net interest	$(1,786)	$1,612	$(24)	$(1)	$(199)

2011
Interest income	$5,740	$1,863	$10	$(355)	$7,258
Interest expense	6,820	386	51	(355)	6,902

Net interest	$(1,080)	$1,477	$(41)	$—	$356

2010
Interest income	$5,910	$1,581	$22	$(208)	$7,305
Interest expense	6,136	465	98	(292)	6,407

Net interest	$(226)	$1,116	$(76)	$84	$898

Total Assets(1)	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
At December 31, 2012	$638,852	$134,762	$7,346	$780,960

At December 31, 2011	$641,456	$101,427	$7,015	$749,898

(1)	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted and managed through European and Asian locations. The net revenues and total assets disclosed in the following table reflect the regional view of the Company’s consolidated net revenues on a managed basis, based on the following methodology:

•	Institutional Securities: advisory and equity underwriting—client location, debt underwriting—revenue recording location, sales and trading—trading desk location.

•	Global Wealth Management Group: global representative coverage location.

•	Asset Management: client location, except for Merchant Banking and Real Estate Investing businesses, which are based on asset location.

Net Revenues	2012	2011	2010
	(dollars in millions)
Americas	$20,200	$22,306	$21,452
Europe, Middle East and Africa	3,078	6,619	5,458
Asia	2,834	3,311	4,320

Net revenues	$26,112	$32,236	$31,230

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total Assets	At December 31, 2012	At December 31, 2011
	(dollars in millions)
Americas	$587,993	$558,765
Europe, Middle East and Africa	122,152	134,190
Asia	70,815	56,943

Total	$780,960	$749,898

24.     Equity Method Investments.

The Company has investments accounted for under the equity method (see Note 1) of $4,682 million and $4,524 million at December 31, 2012 and December 31, 2011, respectively, included in Other investments in the consolidated statements of financial condition. Losses from these investments were $23 million, $995 million and $37 million in 2012, 2011 and 2010, respectively, and are included in Other revenues in the consolidated statements of income. The losses for 2011 included the loss related to the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”), as described below. In addition, in December 2010, the Company completed the sale of its 34.3% stake in China International Capital Corporation Limited, for a pre-tax gain of approximately $668 million, which is included in Other revenues in the consolidated statement of income (see Note 19).

The following presents certain equity method investees at December 31, 2012 and 2011:

		Book Value(1)
	Percent Ownership	December 31, 2012	December 31, 2011
		(dollars in millions)
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	40%	$1,428	$1,444
Lansdowne Partners(2)	19.8%	221	276
Avenue Capital Group(2)(3)	—	224	237

(1)	Book value of these investees exceeds the Company’s share of net assets, reflecting equity method intangible assets and equity method goodwill.
(2)	The Company’s ownership interest represents limited partnership interests. The Company is deemed to have significant influence in these limited partnerships, as the Company’s limited partnership interests were above the 3% to 5% threshold for interests that should be accounted for under the equity method.
(3)	The Company’s ownership interest represents limited partnership interests in a number of different entities within the Avenue Capital Group.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS, while the Company holds a 51% voting interest and MUFG holds a 49% voting interest in MSMS. The Company continues to consolidate MSMS in its consolidated financial statements and, commencing on May 1, 2010, accounted for its interest in MUMSS as an equity method investment within the Institutional Securities business segment. During 2012, 2011 and 2010, the Company recorded income (loss) of $152 million, $(783) million and $(62) million, respectively, within Other revenues in the consolidated statements of income, arising from the Company’s 40% stake in MUMSS.

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

To the extent that losses incurred by MUMSS result in a requirement to restore its capital, MUFG is solely responsible for providing this additional capital to a minimum level and the Company is not obligated to contribute additional capital to MUMSS. Because of losses incurred by MUMSS, MUFG contributed approximately $370 million and $259 million of capital to MUMSS on April 22, 2011 and November 24, 2011, respectively. The MUFG capital injections improved the capital base and restored the capital adequacy ratio of MUMSS in each case. As a result of the capital injections, during 2011, the Company recorded increases of approximately $251 million in the carrying amount of the equity method investment in MUMSS, reflecting the Company’s 40% share of the increases in the net asset value of MUMSS, and increases in the Company’s Paid-in capital of approximately $146 million (after-tax).

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

The following presents summarized financial data for MUMSS:

	At December 31,
	2012	2011
	(dollars in millions)
Total assets	$141,635	$158,363
Total liabilities	138,742	155,555
Noncontrolling interests	41	22

	At December 31,
	2012	2011	2010
	(dollars in millions)
Net revenues	$2,365	$735	$1,073
Income (loss) from continuing operations before income taxes	333	(1,746)	(253)
Net income (loss)	405	(1,976)	(156)
Net income (loss) applicable to MUMSS	397	(1,976)	(144)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FrontPoint.

On March 1, 2011, the Company and the principals of FrontPoint completed a transaction whereby FrontPoint senior management and portfolio managers own a majority equity stake in FrontPoint and the Company retained a minority stake. FrontPoint has replaced the Company’s affiliates as the investment advisor and general partner of the FrontPoint funds. The investment in FrontPoint is recorded within the Asset Management business segment. Prior to March 1, 2011, the Company consolidated FrontPoint. In 2011, the Company recorded losses of approximately $27 million related to the writedown of the minority investment in FrontPoint and approximately $3 million of impairment losses related to investment management contracts associated with FrontPoint. The losses were included in Other revenues in the consolidated statements of income.

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

The Company also invests in certain structured transactions and other investments not integral to the operations of the Company accounted for under the equity method of accounting amounting to $2.8 billion and $2.5 billion at December 31, 2012 and 2011, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25.     Discontinued Operations.

See Note 1 for a discussion of the Company’s discontinued operations.

The table below provides information regarding amounts included in discontinued operations:

	2012	2011	2010
	(dollars in millions)
Net revenues(1):
Retail Asset Management(2)	$12	$11	$1,221
Saxon(3)	79	28	197
Quilter(4)	148	134	117
Other(5)	80	61	141

	$319	$234	$1,676

Pre-tax gain (loss) on discontinued operations(1):
Revel(6)	$—	$(10)	$(1,208)
Retail Asset Management(2)	12	14	994
DFS(7)	—	—	775
Saxon(3)	(187)	(194)	(34)
Quilter(4)	97	21	27
Other(5)	35	9	56

	$(43)	$(160)	$610

(1)	Amounts included eliminations of intersegment activity.
(2)	Included a pre-tax gain of approximately $853 million in 2010 in connection with the sale of Retail Asset Management.
(3)	Revenues included a pre-tax gain of approximately $51 million in 2012, primarily resulting from the subsequent increase in fair value of Saxon, which had incurred impairment losses of $98 million in the quarter ended December 31, 2011. Pre-tax gain (loss) in 2012 included a provision of approximately $115 million related to a settlement with the Federal Reserve concerning the independent foreclosure review related to Saxon.
(4)	Included a pre-tax gain of approximately $108 million in 2012 in connection with the sale of Quilter.
(5)	Included in Other are related to the sale of CMB and the sale of a principal investment.
(6)	Included a loss of approximately $1.2 billion in 2010 in connection with the disposition of Revel.
(7)	Relates to the legal settlement with DFS in 2010.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26.    Parent Company.

Parent Company Only

Condensed Statements of Financial Condition

(dollars in millions, except share data)

	December 31,	December 31,
	2012	2011
Assets:
Cash and due from banks	$9,564	$11,935
Interest bearing deposits with banks	4,165	3,385
Financial instruments owned, at fair value	2,930	12,747
Securities purchased under agreement to resell with affiliate	48,493	50,356
Advances to subsidiaries:
Bank and bank holding company	16,731	18,325
Non-bank	115,949	129,751
Equity investments in subsidiaries:
Bank and bank holding company	23,511	19,899
Non-bank	32,591	26,201
Other assets	7,201	6,845

Total assets	$261,135	$279,444

Liabilities and Shareholders’ Equity:
Commercial paper and other short-term borrowings	$228	$1,100
Financial instruments sold, not yet purchased, at fair value	1,117	1,861
Payables to subsidiaries	36,733	35,159
Other liabilities and accrued expenses	3,132	4,123
Long-term borrowings	157,816	175,152

	199,026	217,395

Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock	1,508	1,508
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000 in 2012 and 2011;
Shares issued: 2,038,893,979 in 2012 and 1,989,377,171 in 2011;
Shares outstanding: 1,974,042,123 in 2012 and 1,926,986,130 in 2011	20	20
Paid-in capital	23,426	22,836
Retained earnings	39,912	40,341
Employee stock trust	2,932	3,166
Accumulated other comprehensive loss	(516)	(157)
Common stock held in treasury, at cost, $0.01 par value; 64,851,856 shares in 2012 and 62,391,041 shares in 2011	(2,241)	(2,499)
Common stock issued to employee trust	(2,932)	(3,166)

Total shareholders’ equity	62,109	62,049

Total liabilities and shareholders’ equity	$261,135	$279,444

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company Only

Condensed Statements of Income and Comprehensive Income

(dollars in millions)

	2012	2011	2010
Revenues:
Dividends from non-bank subsidiary	$545	$7,153	$2,537
Principal transactions	(3,398)	4,772	628
Other	36	(241)	(307)

Total non-interest revenues	(2,817)	11,684	2,858

Interest income	3,316	3,251	3,305
Interest expense	5,190	5,600	5,351

Net interest	(1,874)	(2,349)	(2,046)

Net revenues	(4,691)	9,335	812
Non-interest expenses:
Non-interest expenses	114	120	230

Income (loss) before provision for (benefit from) income taxes	(4,805)	9,215	582
Provision for (benefit from) income taxes	(1,088)	1,825	1,587

Net income (loss) before undistributed gain (loss) subsidiaries	(3,717)	7,390	(1,005)
Undistributed gain (loss) of subsidiaries	3,785	(3,280)	5,708

Net income	68	4,110	4,703
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(128)	(35)	66
Amortization of cash flow hedges	6	7	9
Net unrealized gain on Securities available for sale	28	87	36
Pension, postretirement and other related adjustments	(265)	251	(18)

Comprehensive income (loss)	$(291)	$4,420	$4,796

Net income	$68	$4,110	$4,703

Earnings (loss) applicable to Morgan Stanley common shareholders	$(30)	$2,067	$3,594

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company Only

Condensed Statements of Cash Flows

(dollars in millions)

	2012	2011	2010
Cash flows from operating activities:
Net income	$68	$4,110	$4,703
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation payable in common stock and stock options	891	1,300	1,260
Undistributed (gain) loss of subsidiaries	(3,785)	3,280	(5,708)
(Gain) loss on retirement of long-term debt	(29)	(155)	27
Change in assets and liabilities:
Financial instruments owned, net of financial instruments sold, not yet purchased	9,610	103	(11,848)
Other assets	(418)	960	929
Other liabilities and accrued expenses	6,637	(4,242)	15,072

Net cash provided by operating activities	12,974	5,356	4,435

Cash flows from investing activities:
Advances to and investments in subsidiaries	6,461	10,290	(9,552)
Securities purchased under agreement to resell with affiliate	1,864	(726)	(1,545)

Net cash provided by (used for) investing activities	8,325	9,564	(11,097)

Cash flows from financing activities:
Net proceeds from (payments for) short-term borrowings	(872)	(253)	202
Excess tax benefits associated with stock-based awards	42	—	5
Net proceeds from:
Public offerings and other issuances of common stock	—	—	5,581
Issuance of long-term borrowings	20,582	28,106	26,683
Payments for:
Redemption of junior subordinated debentures related to China Investment Corporation, Ltd.	—	—	(5,579)
Repurchases of common stock for employee tax withholding	(227)	(317)	(317)
Long-term borrowings	(41,914)	(35,805)	(25,349)
Cash dividends	(469)	(834)	(1,156)

Net cash provided by (used for) financing activities	(22,858)	(9,103)	70

Effect of exchange rate changes on cash and cash equivalents	(32)	113	(817)

Net increase (decrease) in cash and cash equivalents	(1,591)	5,930	(7,409)
Cash and cash equivalents, at beginning of period	15,320	9,390	16,799

Cash and cash equivalents, at end of period	$13,729	$15,320	$9,390

Cash and cash equivalents include:
Cash and due from banks	$9,564	$11,935	$5,672
Interest bearing deposits with banks	4,165	3,385	3,718

Cash and cash equivalents, at end of period	$13,729	$15,320	$9,390

Supplemental Disclosure of Cash Flow Information.

Cash payments for interest were $4,254 million, $4,617 million and $4,801 million for 2012, 2011 and 2010, respectively.

Cash payments (refunds received) for income taxes were $(13) million, $57 million and $556 million for 2012, 2011 and 2010, respectively.

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

The Parent Company guarantees certain debt instruments and warrants issued by subsidiaries. The debt instruments and warrants totaled $8.9 billion and $6.9 billion at December 31, 2012 and December 31, 2011, respectively. In connection with subsidiary lease obligations, the Parent Company has issued guarantees to various lessors. At December 31, 2012 and December 31, 2011, the Parent Company had $1.4 billion and $1.4 billion of guarantees outstanding, respectively, under subsidiary lease obligations, primarily in the U.K.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

27.    Quarterly Results (unaudited).

	2012 Quarter				2011 Quarter
	First	Second(1)	Third(2)	Fourth(2)	First	Second	Third	Fourth
	(dollars in millions, except per share data)
Total non-interest revenues	$6,983	$7,102	$5,435	$6,791	$7,551	$9,266	$9,658	$5,405
Net interest	(59)	(160)	(155)	175	7	(66)	145	270

Net revenues	6,924	6,942	5,280	6,966	7,558	9,200	9,803	5,675

Total non-interest expenses	6,722	6,005	6,763	6,107	6,662	7,229	6,115	6,131

Income (loss) from continuing operations before income taxes	202	937	(1,483)	859	896	1,971	3,688	(456)
Provision for (benefit from) income taxes	54	224	(525)	8	(246)	539	1,415	(298)

Income (loss) from continuing operations	148	713	(958)	851	1,142	1,432	2,273	(158)

Discontinued operations(3):
Gain (loss) from discontinued operations	28	52	(11)	(112)	(24)	(22)	(8)	(106)
Provision for (benefit from) income taxes	42	15	(13)	(49)	(12)	4	(28)	(80)

Net gain (loss) from discontinued operations	(14)	37	2	(63)	(12)	(26)	20	(26)

Net income (loss)	134	750	(956)	788	1,130	1,406	2,293	(184)
Net income applicable to redeemable noncontrolling interests	—	—	8	116	—	—	—	—
Net income applicable to nonredeemable noncontrolling interests	228	159	59	78	162	213	94	66

Net income (loss) applicable to Morgan Stanley	$(94)	$591	$(1,023)	$594	$968	$1,193	$2,199	$(250)

Earnings (loss) applicable to Morgan Stanley common shareholders	$(119)	$564	$(1,047)	$568	$736	$(558)	$2,153	$(275)

Earnings (loss) per basic common share(4):
Income (loss) from continuing operations	$(0.05)	$0.28	$(0.55)	$0.33	$0.51	$(0.36)	$1.16	$(0.13)
Net gain (loss) from discontinued operations	(0.01)	0.02	—	(0.03)	—	(0.02)	—	(0.02)

Earnings (loss) per basic common share	$(0.06)	$0.30	$(0.55)	$0.30	$0.51	$(0.38)	$1.16	$(0.15)

Earnings (loss) per diluted common share(4):
Income (loss) from continuing operations	$(0.05)	$0.28	$(0.55)	$0.33	$0.51	$(0.36)	$1.14	$(0.13)
Net gain (loss) from discontinued operations	(0.01)	0.01	—	(0.04)	(0.01)	(0.02)	0.01	(0.02)

Earnings (loss) per diluted common share	$(0.06)	$0.29	$(0.55)	$0.29	$0.50	$(0.38)	$1.15	$(0.15)

Dividends declared per common share	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05
Book value per common share	$30.74	$31.02	$30.53	$30.70	$31.45	$30.17	$31.29	$31.42

(1)	The second quarter of 2012 included an out-of-period pre-tax gain of approximately $300 million related to the reversal of amounts recorded in cumulative other comprehensive income due to the incorrect application of hedge accounting on certain derivative contracts previously designated as net investment hedges of certain foreign, non-U.S. dollar denominated subsidiaries. This amount included a pre-tax gain of approximately $191 million related to the first quarter of 2012, with the remainder impacting prior periods (see Note 12).
(2)	The third quarter of 2012 included an out-of-period net tax provision of approximately $82 million primarily related to the overstatement of tax benefits associated with repatriated earnings of a foreign subsidiary in prior periods, while the fourth quarter of 2012 included an out-of-period net tax provision of approximately $75 million primarily related to the overstatement of deferred tax assets associated with partnership investments in prior periods (see Note 22).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	See Notes 1 and 25 for more information on discontinued operations.
(4)	Summation of the quarters’ earnings per common share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

28.     Subsequent Events.

The Company has evaluated subsequent events for adjustment to or disclosure in the consolidated financial statements through the date of this report and the Company has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except for the following:

Common Dividend.

On January 18, 2013, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05. The dividend is payable on February 15, 2013 to common shareholders of record on February 5, 2013.

Long-Term Borrowings.

On February 25, 2013, the Company issued $4.5 billion in senior unsecured debt.

Process Driven Trading.

In 2011, the Company announced that it had reached an agreement with the employees of its in-house quantitative proprietary trading unit, Process Driven Trading (“PDT”), whereby PDT employees will acquire certain assets from the Company and launch an independent advisory firm. This transaction closed on January 1, 2013. During 2012, PDT did not have a material impact on the Company’s financial condition, results of operations and liquidity.

Regulatory Requirements.

On January 1, 2013, the U.S. banking regulators’ rules to implement the Basel Committee’s market risk capital framework, referred to as “Basel 2.5,” became effective.

American Taxpayer Relief Act.

On January 2, 2013, the U.S. President signed into law the American Taxpayer Relief Act of 2012 (the “Act”). Among other things, the Act extends with retroactive effect to January 1, 2012 a provision of U.S. tax law that defers the imposition of tax on certain active financial services income of certain foreign subsidiaries earned outside of the U.S. until such income is repatriated to the United States as a dividend. As enactment of the Act was not completed until 2013, the provisions of the Act that benefit the Company’s 2012 tax position will not be recognized until 2013. Accordingly, the Company will record an approximate $80 million benefit attributable to the Act’s retroactive extension of these provisions as part of income taxes from continuing operations in the quarter ending March 31, 2013. Further, while the Company estimates a similar amount of benefit related to 2013 activities, the overall financial impact to the Company will depend upon the actual level, composition, and geographic mix of earnings. The current year effective tax rate would have been a benefit of 62.1% had the Act been enacted in 2012.

FINANCIAL DATA SUPPLEMENT (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	2012
	Average Weekly Balance	Interest	Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(1):
U.S.	$133,615	$2,247	1.7%
Non-U.S.	82,019	489	0.6
Securities available for sale:
U.S.	35,141	343	1.0
Loans:
U.S.	20,996	597	2.8
Non-U.S.	363	46	12.7
Interest bearing deposits with banks:
U.S.	25,905	58	0.2
Non-U.S.	10,612	66	0.6
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	189,186	(315)	(0.2)
Non-U.S.	91,851	679	0.7
Other:
U.S.	54,651	471	0.9
Non-U.S.	15,404	1,044	6.8

Total	$659,743	$5,725	0.9%

Non-interest earning assets	122,428

Total assets	$782,171

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$69,265	$181	0.3%
Non-U.S.	165	—	—
Commercial paper and other short-term borrowings:
U.S.	557	5	0.9
Non-U.S.	1,383	33	2.4
Long-term debt:
U.S.	163,961	4,544	2.8
Non-U.S.	7,552	78	1.0
Financial instruments sold, not yet purchased(1):
U.S.	38,125	—	—
Non-U.S.	51,834	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	101,210	522	0.5
Non-U.S.	59,932	1,283	2.1
Other:
U.S.	82,881	(1,475)	(1.8)
Non-U.S.	33,992	753	2.2

Total	$610,857	$5,924	1.0

Non-interest bearing liabilities and equity	171,314

Total liabilities and equity	$782,171

Net interest income and net interest rate spread		$(199)	(0.1)%

(1)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income on Financial instruments owned.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	2011
	Average Weekly Balance	Interest	Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(1):
U.S.	$122,704	$2,636	2.1%
Non-U.S.	114,445	957	0.8
Securities available for sale:
U.S.	27,712	348	1.3
Loans:
U.S.	12,294	326	2.7
Non-U.S.	420	30	7.1
Interest bearing deposits with banks:
U.S.	41,256	49	0.1
Non-U.S.	16,558	137	0.8
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	191,843	(79)	—
Non-U.S.	110,682	965	0.9
Other:
U.S.	45,336	1,335	2.9
Non-U.S.	15,454	554	3.6

Total	$698,704	$7,258	1.0%

Non-interest earning assets	140,131

Total assets	$838,835

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$64,559	$236	0.4%
Non-U.S.	91	—	—
Commercial paper and other short-term borrowings:
U.S.	874	7	0.8
Non-U.S.	2,163	34	1.6
Long-term debt:
U.S.	184,623	4,880	2.6
Non-U.S.	7,701	32	0.4
Financial instruments sold, not yet purchased(1):
U.S.	30,070	—	—
Non-U.S.	61,313	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	110,270	649	0.6
Non-U.S.	69,276	1,276	1.8
Other:
U.S.	90,193	(1,094)	(1.2)
Non-U.S.	38,139	882	2.3

Total	$659,272	$6,902	1.0

Non-interest bearing liabilities and equity	179,563

Total liabilities and equity	$838,835

Net interest income and net interest rate spread		$356	—%

(1)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income on Financial instruments owned.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	2010
	Average Weekly Balance	Interest	Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Financial instruments owned(1):
U.S.	$145,449	$3,124	2.1%
Non-U.S.	105,385	807	0.8
Securities available for sale:
U.S.	18,290	215	1.2
Loans:
U.S.	7,993	293	3.7
Non-U.S.	219	22	10.0
Interest bearing deposits with banks:
U.S.	33,807	67	0.2
Non-U.S.	20,897	88	0.4
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	193,796	236	0.1
Non-U.S.	111,982	533	0.5
Other:
U.S.	32,400	1,565	4.8
Non-U.S.	18,091	355	2.0

Total	$688,309	$7,305	1.1%

Non-interest earning assets	142,761

Total assets	$831,070

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$62,759	$310	0.5%
Non-U.S.	70	—	—
Commercial paper and other short-term borrowings:
U.S.	1,599	11	0.7
Non-U.S.	1,772	17	1.0
Long-term debt:
U.S.	186,374	4,586	2.5
Non-U.S.	5,170	6	0.1
Financial instruments sold, not yet purchased(1):
U.S.	22,947	—	—
Non-U.S.	58,741	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	116,090	725	0.6
Non-U.S.	94,498	866	0.9
Other:
U.S.	97,585	(504)	(0.5)
Non-U.S.	23,852	390	1.6

Total	$671,457	$6,407	1.0

Non-interest bearing liabilities and equity	159,613

Total liabilities and equity	$831,070

Net interest income and net interest rate spread		$898	0.1%

(1)	Interest expense on Financial instruments sold, not yet purchased is reported as a reduction of Interest income on Financial instruments owned.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

The following tables set forth an analysis of the effect on net interest income of volume and rate changes:

	2012 versus 2011
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Financial instruments owned:
U.S.	$234	$(623)	$(389)
Non-U.S.	(271)	(197)	(468)
Securities available for sale:
U.S.	93	(98)	(5)
Loans:
U.S.	231	40	271
Non-U.S.	(4)	20	16
Interest bearing deposits with banks:
U.S.	(18)	27	9
Non-U.S.	(49)	(22)	(71)
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	1	(237)	(236)
Non-U.S.	(164)	(122)	(286)
Other:
U.S.	274	(1,138)	(864)
Non-U.S.	(2)	492	490

Change in interest income	$325	$(1,858)	$(1,533)

Interest bearing liabilities
Deposits:
U.S.	$17	$(72)	$(55)
Non-U.S.	—	—	—
Commercial paper and other short-term borrowings:
U.S.	(3)	1	(2)
Non-U.S.	(12)	11	(1)
Long-term debt:
U.S.	(546)	210	(336)
Non-U.S.	(1)	47	46
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(53)	(74)	(127)
Non-U.S.	(172)	179	7
Other:
U.S.	89	(470)	(381)
Non-U.S.	(96)	(33)	(129)

Change in interest expense	$(777)	$(201)	$(978)

Change in net interest income	$1,102	$(1,657)	$(555)

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

	2011 versus 2010
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Financial instruments owned:
U.S.	$(489)	$1	$(488)
Non-U.S.	69	81	150
Securities available for sale:
U.S.	111	22	133
Loans:
U.S.	158	(125)	33
Non-U.S.	20	(12)	8
Interest bearing deposits with banks:
U.S.	15	(33)	(18)
Non-U.S.	(18)	67	49
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	(2)	(313)	(315)
Non-U.S.	(6)	438	432
Other:
U.S.	624	(854)	(230)
Non-U.S.	(52)	251	199

Change in interest income	$430	$(477)	$(47)

Interest bearing liabilities
Deposits:
U.S.	$9	$(83)	$(74)
Non-U.S.	—	—	—
Commercial paper and other short-term borrowings:
U.S.	(5)	1	(4)
Non-U.S.	4	13	17
Long-term debt:
U.S.	(43)	337	294
Non-U.S.	3	23	26
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(36)	(40)	(76)
Non-U.S.	(231)	641	410
Other:
U.S.	36	(626)	(590)
Non-U.S.	234	258	492

Change in interest expense	$(29)	$524	$495

Change in net interest income	$459	$(1,001)	$(542)

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Deposits

	Average Deposits(1)
	2012		2011		2010
	Average Amount(1)	Average Rate	Average Amount(1)	Average Rate	Average Amount(1)	Average Rate
	(dollars in millions)
Deposits(2):
Savings deposits	$66,073	0.1%	$61,258	0.2%	$58,053	0.2%
Time deposits	3,357	2.6%	3,392	3.5%	4,776	3.7%

Total	$69,430	0.3%	$64,650	0.4%	$62,829	0.5%

(1)	The Company calculates its average balances based upon weekly amounts, except where weekly balances are unavailable, month-end balances are used.
(2)	Deposits are primarily located in U.S. offices.

Ratios

	2012	2011	2010
Net income to average assets	N/M	0.5%	0.6%
Return on average common equity(1)	N/M	3.8%	9.0%
Return on total equity(2)	0.1%	6.9%	9.0%
Dividend payout ratio(3)	N/M	16.3%	7.6%
Total average common equity to average assets	7.8%	6.5%	5.1%
Total average equity to average assets	8.0%	7.1%	6.3%

N/M—Not meaningful.

(1)	Based on net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity.
(2)	Based on net income as a percentage of average total equity.
(3)	Dividends declared per common share as a percentage of net income per diluted share.

Short-term Borrowings

	2012	2011	2010
	(dollars in millions)
Securities sold under repurchase agreements:
Period-end balance	$122,674	$104,800	$147,598
Average balance(1)(2)	125,465	142,784	178,673
Maximum balance at any month-end	139,962	164,511	216,130
Weighted average interest rate during the period(3)	0.9%	0.9%	0.7%
Weighted average interest rate on period-end balance(4)	0.8%	0.8%	0.8%
Securities loaned:
Period-end balance	$36,849	$30,462	$29,094
Average balance(1)	35,677	36,762	31,915
Maximum balance at any month-end	39,881	50,709	33,454
Weighted average interest rate during the period(3)	1.9%	1.9%	1.3%
Weighted average interest rate on period-end balance(4)	1.5%	1.8%	1.6%

(1)	The Company calculates its average balances based upon weekly amounts, except where weekly balances are unavailable, month-end balances are used.
(2)	In 2011, the period-end balance was lower than the annual average primarily due to a decrease in the overall balance sheet during the year. In 2010, period-end balance was lower than the annual average primarily due to the seasonal maturity of client financing activity.
(3)

The approximated weighted average interest rate was calculated using (a) interest expense incurred on all securities sold under repurchase agreements and securities loaned transactions, whether or not such transactions were reported on the consolidated statements of financial condition and (b) average balances that were reported on a net basis where certain criteria were met in accordance with

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

applicable offsetting guidance. In addition, securities-for-securities transactions in which the Company was the borrower were not included in the average balances since they were not reported on the consolidated statements of financial condition.

(4)	The approximated weighted average interest rate was calculated using (a) interest expense for all securities sold under repurchase agreements and securities loaned transactions, whether or not such transactions were reported on the consolidated statements of financial condition and (b) period-end balances that were reported on a net basis where certain criteria were met in accordance with applicable offsetting guidance. In addition, securities-for-securities transactions in which the Company was the borrower were not included in the period-end balances since they were not reported on the consolidated statements of financial condition.

Cross-border Outstandings

Cross-border outstandings are based upon the Federal Financial Institutions Examination Council’s (“FFIEC”) regulatory guidelines for reporting cross-border risk. Claims include cash, receivables, securities purchased under agreements to resell, securities borrowed and cash trading instruments, but exclude commitments. Securities purchased under agreements to resell and securities borrowed are presented based on the domicile of the counterparty, without reduction for related securities collateral held. For information regarding the Company’s country risk exposure, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Country Risk Exposure” in Part II, Item 7A.

The following tables set forth cross-border outstandings for each country in which cross-border outstandings exceed 1% of the Company’s consolidated assets or 20% of the Company’s total capital, whichever is less, at December 31, 2012 and December 31, 2011, respectively, in accordance with the FFIEC guidelines (dollars in millions):

	At December 31, 2012
Country	Banks	Governments	Other	Total
United Kingdom	$17,504	$6	$100,090	$117,600
Cayman Islands	5	10	41,628	41,643
France	28,699	149	3,915	32,763
Japan	24,935	148	2,967	28,050
Germany	15,084	3,014	4,192	22,290
Netherlands	1,700	—	10,920	12,620
Canada	6,651	1,310	2,893	10,854
Korea	32	6,812	2,311	9,155
Switzerland	3,319	242	5,483	9,044
Luxembourg	221	223	7,952	8,396
Brazil	221	260	1,578	2,059

	At December 31, 2011
Country	Banks	Governments	Other	Total
United Kingdom	$13,852	$2	$89,585	$103,439
Cayman Islands	766	—	31,169	31,935
France	23,561	1,096	4,196	28,853
Japan	23,542	436	2,821	26,799
Germany	18,674	3,485	1,859	24,018
Netherlands	3,508	23	8,826	12,357
Luxembourg	1,619	94	6,137	7,850
Brazil	149	3,398	2,165	5,712
Australia	2,008	557	1,414	3,979
Italy	881	1,463	539	2,883

For cross-border exposure that exceeds 0.75% but does not exceed 1% of the Company’s consolidated assets, Saudi Arabia and Singapore had a total cross-border exposure of $12,848 million at December 31, 2012, and Korea, Singapore, Canada and certain other countries had a total cross-border exposure of $26,908 million at December 31, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Morgan Stanley:

We have audited the internal control over financial reporting of Morgan Stanley and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2012, and for the year then ended, and our report dated February 26, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

February 26, 2013

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information relating to the Company’s directors and nominees under the following captions in the Company’s definitive proxy statement for its 2013 annual meeting of shareholders (“Morgan Stanley’s Proxy Statement”) is incorporated by reference herein.

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

Information relating to equity compensation plans and security ownership of certain beneficial owners and management is set forth under the captions “Item 4—Company Proposal to Amend the 2007 Equity Incentive Compensation Plan—Equity Compensation Plan Information” and “Item 1—Election of Directors—Beneficial Ownership of Company Common Stock” in Morgan Stanley’s Proxy Statement and such information is incorporated by reference herein.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February, 2013.

Signature	Title

/S/ JAMES P. GORMAN (James P. Gorman)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ RUTH PORAT (Ruth Porat)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ PAUL C. WIRTH (Paul C. Wirth)	Deputy Chief Financial Officer (Principal Accounting Officer)

/S/ ROY J. BOSTOCK (Roy J. Bostock)	Director

/S/ ERSKINE B. BOWLES (Erskine B. Bowles)	Director

/S/ HOWARD J. DAVIES (Howard J. Davies)	Director

/S/ ROBERT H. HERZ (Robert H. Herz)	Director

/S/ C. ROBERT KIDDER (C. Robert Kidder)	Director

/S/ KLAUS KLEINFELD (Klaus Kleinfeld)	Director

S-1

Signature	Title

/S/ DONALD T. NICOLAISEN (Donald T. Nicolaisen)	Director

/S/ HUTHAM S. OLAYAN (Hutham S. Olayan)	Director

/S/ JAMES W. OWENS (James W. Owens)	Director

/S/ O. GRIFFITH SEXTON (O. Griffith Sexton)	Director

/S/ RYOSUKE TAMAKOSHI (Ryosuke Tamakoshi)	Director

/S/ MASAAKI TANAKA (Masaaki Tanaka)	Director

/S/ LAURA D’ANDREA TYSON (Laura D’Andrea Tyson)	Director

S-2

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS TO FORM 10-K

For the year ended December 31, 2012

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

Exhibit No.	Description
2.1	Amended and Restated Joint Venture Contribution and Formation Agreement dated as of May 29, 2009 by and among Citigroup Inc. and Morgan Stanley and Morgan Stanley Smith Barney Holdings LLC (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated May 29, 2009).

2.2	Integration and Investment Agreement dated as of March 30, 2010 by and between Mitsubishi UFJ Financial Group, Inc. and Morgan Stanley (Exhibit 2.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

3.1	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date (Exhibit 3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

3.2	Certificate of Elimination of Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (Exhibit 3.1 Morgan Stanley’s Current Report on Form 8-K dated July 20, 2011).

3.3*	Certificate of Merger of Domestic Corporations dated December 29, 2011.

3.4	Amended and Restated Bylaws of Morgan Stanley, as amended to date (Exhibit 3.1 to Morgan Stanley’s Current Report on Form 8-K dated March 9, 2010).

4.1	Indenture dated as of February 24, 1993 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4 to Morgan Stanley’s Registration Statement on Form S-3 (No. 33-57202)).

4.2	Amended and Restated Senior Indenture dated as of May 1, 1999 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-e to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289) as amended by Fourth Supplemental Senior Indenture dated as of October 8, 2007 (Exhibit 4.3 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

4.3	Senior Indenture dated as of November 1, 2004 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752), as amended by First Supplemental Senior Indenture dated as of September 4, 2007 (Exhibit 4.5 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007), Second Supplemental Senior Indenture dated as of January 4, 2008 (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated January 4, 2008), Third Supplemental Senior Indenture dated as of September 10, 2008 (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008), Fourth Supplemental Senior Indenture dated as of December 1, 2008 (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated December 1, 2008), Fifth Supplemental Senior Indenture dated as of April 1, 2009 (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009), Sixth Supplemental Senior Indenture

(1)	For purposes of this Exhibit Index, references to “The Bank of New York” mean in some instances the entity successor to JPMorgan Chase Bank, N.A. or J.P. Morgan Trust Company, National Association; references to “JPMorgan Chase Bank, N.A.” mean the entity formerly known as The Chase Manhattan Bank, in some instances as the successor to Chemical Bank; references to “J.P. Morgan Trust Company, N.A.” mean the entity formerly known as Bank One Trust Company, N.A., as successor to The First National Bank of Chicago.

Exhibit No.	Description
dated as of September 16, 2011 (Exhibit 4.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011), Seventh Supplemental Senior Indenture dated as of November 21, 2011 (Exhibit 4.4 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2011) and Eighth Supplemental Senior Indenture dated as of May 4, 2012 (Exhibit 4.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

4.4	The Unit Agreement Without Holders’ Obligations, dated as of August 29, 2008, between Morgan Stanley and The Bank of New York Mellon, as Unit Agent, as Trustee and Paying Agent under the Senior Indenture referred to therein and as Warrant Agent under the Warrant Agreement referred to therein (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated August 29, 2008).

4.5	Amended and Restated Subordinated Indenture dated as of May 1, 1999 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289)).

4.6	Subordinated Indenture dated as of October 1, 2004 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-g to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752)).

4.7	Junior Subordinated Indenture dated as of March 1, 1998 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998).

4.8	Junior Subordinated Indenture dated as of October 1, 2004 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-ww to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752)).

4.9	Junior Subordinated Indenture dated as of October 12, 2006 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated October 12, 2006).

4.10	Deposit Agreement dated as of July 6, 2006 among Morgan Stanley, JPMorgan Chase Bank, N.A. and the holders from time to time of the depositary receipts described therein (Exhibit 4.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

4.11	Depositary Receipt for Depositary Shares, representing Floating Rate Non-Cumulative Preferred Stock, Series A (included in Exhibit 4.10 hereto).

4.12	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust III dated as of February 27, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

4.13	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust IV dated as of April 21, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware Trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

4.14	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust V dated as of July 16, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2003).

4.15	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust VI dated as of January 26, 2006 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006).

Exhibit No.		Description
4.16		Amended and Restated Trust Agreement of Morgan Stanley Capital Trust VII dated as of October 12, 2006 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4.3 to Morgan Stanley’s Current Report on Form 8-K dated October 12, 2006).

4.17		Amended and Restated Trust Agreement of Morgan Stanley Capital Trust VIII dated as of April 26, 2007 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4.3 to Morgan Stanley’s Current Report on Form 8-K dated April 26, 2007).

4.18		Instruments defining the Rights of Security Holders, Including Indentures—Except as set forth in Exhibits 4.1 through 4.17 above, the instruments defining the rights of holders of long-term debt securities of Morgan Stanley and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Morgan Stanley hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1		Amended and Restated Trust Agreement dated as of October 18, 2011 by and between Morgan Stanley and State Street Bank and Trust Company (Exhibit 10.1 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.2		Transaction Agreement dated as of October 19, 2009 between Morgan Stanley and Invesco Ltd. (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3		Letter Agreement dated as of May 28, 2010 between Morgan Stanley and Invesco Ltd. (Exhibit 2.1 to Morgan Stanley’s Current Report on Form 8-K dated May 28, 2010).

10.4		Transaction Agreement dated as of April 21, 2011 between Morgan Stanley and Mitsubishi UFJ Financial Group, Inc. (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated April 21, 2011).

10.5		Amended and Restated Investor Agreement dated as of June 30, 2011 by and between Morgan Stanley and Mitsubishi UFJ Financial Group, Inc. (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated June 30, 2011).

10.6†	*	Morgan Stanley 401(k) Plan, amended and restated as of January 1, 2013.

10.7†		1994 Omnibus Equity Plan as amended and restated (Exhibit 10.23 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003) as amended by Amendment (Exhibit 10.11 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

10.8†		Tax Deferred Equity Participation Plan as amended and restated as of November 26, 2007 (Exhibit 10.9 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.9†		Directors’ Equity Capital Accumulation Plan as amended and restated as of March 22, 2012 (Exhibit 10.2 to Morgan Stanley’s Current Report on Form 8-K dated May 15, 2012).

10.10†		Select Employees’ Capital Accumulation Program as amended and restated as of May 7, 2008 (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008).

10.11†		Form of Term Sheet under the Select Employees’ Capital Accumulation Program (Exhibit 10.9 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.12†		Employees’ Equity Accumulation Plan as amended and restated as of November 26, 2007 (Exhibit 10.12 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

Exhibit No.	Description
10.13†	Employee Stock Purchase Plan as amended and restated as of February 1, 2009 (Exhibit 10.20 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008).

10.14†	Morgan Stanley Supplemental Executive Retirement and Excess Plan, amended and restated effective December 31, 2008 (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009) as amended by Amendment (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009), Amendment (Exhibit 10.19 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2010) and Amendment (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.15†	1995 Equity Incentive Compensation Plan (Annex A to MSG’s Proxy Statement for its 1996 Annual Meeting of Stockholders) as amended by Amendment (Exhibit 10.39 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000), Amendment (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005), Amendment (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006), Amendment (Exhibit 10.24 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006) and Amendment (Exhibit 10.22 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.16†	Form of Equity Incentive Compensation Plan Award Certificate (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004).

10.17†	Form of Management Committee Equity Award Certificate for Discretionary Retention Award of Stock Units and Stock Options (Exhibit 10.30 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

10.18†	Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program (Exhibit 10.12 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

10.19†	Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program 2 (Exhibit 10.12 to MSG’s Annual Report for the fiscal year ended November 30, 1996).

10.20†	Key Employee Private Equity Recognition Plan (Exhibit 10.43 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.21†	Morgan Stanley Financial Advisor and Investment Representative Compensation Plan as amended and restated as of November 26, 2007 (Exhibit 10.34 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.22†	Morgan Stanley UK Share Ownership Plan (Exhibit 4.1 to Morgan Stanley’s Registration Statement on Form S-8 (No. 333-146954)).

10.23†	Supplementary Deed of Participation for the Morgan Stanley UK Share Ownership Plan, dated as of November 5, 2009 (Exhibit 10.36 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.24†	Aircraft Time Sharing Agreement, dated as of January 1, 2010, by and between Corporate Services Support Corp. and James P. Gorman (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.25†	Agreement between Morgan Stanley and James P. Gorman, dated August 16, 2005, and amendment dated December 17, 2008 (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.26†	Agreement between Morgan Stanley and Gregory J. Fleming, dated February 3, 2010 (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.27†	Form of Restrictive Covenant Agreement (Exhibit 10 to Morgan Stanley’s Current Report on Form 8-K dated November 22, 2005).

Exhibit No.	Description
10.28†	Morgan Stanley Performance Formula and Provisions (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

10.29†	2007 Equity Incentive Compensation Plan, as amended and restated as of March 22, 2012 (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated May 15, 2012).

10.30†	Morgan Stanley 2006 Notional Leveraged Co-Investment Plan, as amended and restated as of November 28, 2008 (Exhibit 10.47 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008).

10.31†	Form of Award Certificate under the 2006 Notional Leveraged Co-Investment Plan (Exhibit 10.7 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.32†	Morgan Stanley 2007 Notional Leveraged Co-Investment Plan, amended as of June 4, 2009 (Exhibit 10.6 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.33†	Form of Award Certificate under the 2007 Notional Leveraged Co-Investment Plan for Certain Management Committee Members (Exhibit 10.8 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.34†	Form of Award Certificate for Discretionary Retention Awards of Stock Units (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.35†	Governmental Service Amendment to Outstanding Stock Option and Stock Unit Awards (replacing and superseding in its entirety Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007) (Exhibit 10.41 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.36†	Amendment to Outstanding Stock Option and Stock Unit Awards (Exhibit 10.53 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008).

10.37†	Morgan Stanley Compensation Incentive Plan (Exhibit 10.54 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008).

10.38†	Form of Award Certificate under the Morgan Stanley Compensation Incentive Plan (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.39†	Form of Executive Waiver (Exhibit 10.55 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008).

10.40†	Form of Executive Letter Agreement (Exhibit 10.56 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008).

10.41†	Morgan Stanley 2009 Replacement Equity Incentive Compensation Plan for Morgan Stanley Smith Barney Employees (Exhibit 4.2 to Morgan Stanley’s Registration Statement on Form S-8 (No. 333-159504)).

10.42†	Form of Award Certificate for Performance Stock Units (Exhibit 10.6 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.43†	Form of Award Certificate for Discretionary Retention Awards of Stock Units (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.44†	Form of Award Certificate for Awards under the Deferred Bonus Program of the Morgan Stanley Compensation Incentive Plan. (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.45†	Form of Award Certificate for Performance Stock Units (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.46†	Form of Award Certificate for Special Discretionary Retention Awards of Stock Options (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

Exhibit No.		Description
10.47†		Morgan Stanley Schedule of Non-Employee Directors Annual Compensation, effective as of May 17, 2011 (Exhibit 10.59 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.48†		Strategic Equity Investment Plan, amended and restated as of January 1, 2009 (Exhibit 10.60 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.49†		Form of Award Certificate for Discretionary Retention Awards of Stock Units (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.50†		Form of Award Certificate for Discretionary Retention Awards under the Morgan Stanley Compensation Incentive Plan Deferred Bonus Program (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.51†		Form of Award Certificate for Performance Stock Units (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.52†		Memorandum to Colm Kelleher Regarding Repatriation to London (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.53†		Morgan Stanley U.S. Tax Equalization Program (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

12	*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21	*	Subsidiaries of Morgan Stanley.

23.1	*	Consent of Deloitte & Touche LLP.

24		Powers of Attorney (included on signature page).

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Section 1350 Certification of Chief Executive Officer.

32.2	**	Section 1350 Certification of Chief Financial Officer.

101		Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition—December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income—Twelve Months Ended December 31, 2012, December 31, 2011 and December 31, 2010, (iii) the Consolidated Statements of Comprehensive Income—Twelve Months Ended December 31, 2012, December 31, 2011 and December 31, 2010, (iv) the Consolidated Statements of Cash Flows—Twelve Months Ended December 31, 2012, December 31, 2011 and December 31, 2010, (v) the Consolidated Statements of Changes in Total Equity—Twelve Months Ended December 31, 2012, December 31, 2011, and December 31, 2010, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

