Form 10-Q
period 2013-03-31
MORGAN STANLEY
filed 2013-05-07
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 1,960,115,045 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2013

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

ii

Part I—Financial Information.

Item 1.  Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Financial Condition

(dollars in millions, except share data)

(unaudited)

	March 31, 2013	December 31, 2012
Assets
Cash and due from banks ($584 and $526 at March 31, 2013 and December 31, 2012, respectively, related to consolidated variable interest entities generally not available to the Company)	$17,773	$20,878
Interest bearing deposits with banks	25,129	26,026
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	31,313	30,970
Trading assets, at fair value (approximately $138,143 and $147,348 were pledged to various parties at March 31, 2013 and December 31, 2012, respectively; $3,343 and $3,490 related to consolidated variable interest entities, generally not available to the Company at March 31, 2013 and December 31, 2012, respectively)	267,236	267,603
Securities available for sale, at fair value	41,454	39,869
Securities received as collateral, at fair value	17,971	14,278
Federal funds sold and securities purchased under agreements to resell (includes $873 and $621 at fair value at March 31, 2013 and December 31, 2012, respectively)	140,415	134,412
Securities borrowed	135,727	121,701
Customer and other receivables	62,271	64,288
Loans (net of allowances of $129 and $106 at March 31, 2013 and December 31, 2012, respectively)	30,615	29,046
Other investments	4,940	4,999
Premises, equipment and software costs (net of accumulated depreciation of $5,750 and $5,525 at March 31, 2013 and December 31, 2012, respectively) ($222 and $224 at March 31, 2013 and December 31, 2012, respectively, related to consolidated variable interest entities, generally not available to the Company)	5,928	5,946
Goodwill	6,633	6,650
Intangible assets (net of accumulated amortization of $1,336 and $1,250 at March 31,2013 and December 31, 2012, respectively) (includes $8 and $7 at fair value at March 31, 2013 and December 31, 2012, respectively)	3,694	3,783
Other assets ($577 and $593 at March 31, 2013 and December 31, 2012, respectively, related to consolidated variable interest entities, generally not available to the Company)	10,284	10,511

Total assets	$801,383	$780,960

Liabilities
Deposits (includes $1,442 and $1,485 at fair value at March 31, 2013 and December 31, 2012, respectively)	$80,623	$83,266
Commercial paper and other short-term borrowings (includes $1,262 and $725 at fair value at March 31, 2013 and December 31, 2012, respectively)	2,475	2,138
Trading liabilities, at fair value	132,472	120,122
Obligation to return securities received as collateral, at fair value	23,510	18,226
Securities sold under agreements to repurchase (includes $565 and $363 at fair value at March 31, 2013 and December 31, 2012, respectively)	119,270	122,674
Securities loaned	40,351	36,849
Other secured financings (includes $9,624 and $9,466 at fair value at March 31, 2013 and December 31, 2012, respectively) ($739 and $976 at March 31, 2013 and December 31, 2012, respectively, related to consolidated variable entities and are non-recourse to the Company)	16,294	15,727
Customer and other payables	137,127	127,722
Other liabilities and accrued expenses ($116 and $117 at March 31, 2013 and December 31, 2012, respectively related to consolidated variable interest entities and are non-recourse to the Company)	13,622	14,928
Long-term borrowings (includes $42,510 and $44,044 at fair value at March 31, 2013 and December 31, 2012, respectively)	165,142	169,571

	730,886	711,223

Commitments and contingent liabilities (see Note 12)
Redeemable noncontrolling interests (see Notes 3 and 14)	4,425	4,309
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	1,508	1,508
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000 at March 31, 2013 and December 31, 2012;
Shares issued: 2,038,893,979 at December 31, 2012 and March 31,2013;
Shares outstanding: 1,960,582,868 at March 31, 2013 and 1,974,042,123 at December 31, 2012	20	20
Additional Paid-in capital	23,661	23,426
Retained earnings	40,750	39,912
Employee stock trust	1,872	2,932
Accumulated other comprehensive loss	(694)	(516)
Common stock held in treasury, at cost, $0.01 par value; 78,311,111 shares at March 31, 2013 and 64,851,856 shares at December 31, 2012	(2,541)	(2,241)
Common stock issued to employee trust	(1,872)	(2,932)

Total Morgan Stanley shareholders’ equity	62,704	62,109
Nonredeemable noncontrolling interests	3,368	3,319

Total equity	66,072	65,428

Total liabilities, redeemable noncontrolling interests and equity	$801,383	$780,960

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Income

(dollars in millions, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Investment banking	$1,224	$1,063
Trading	2,694	2,402
Investments	338	85
Commissions and fees	1,168	1,177
Asset management, distribution and administration fees	2,346	2,152
Other	203	104

Total non-interest revenues	7,973	6,983

Interest income	1,398	1,542
Interest expense	1,213	1,601

Net interest	185	(59)

Net revenues	8,158	6,924

Non-interest expenses:
Compensation and benefits	4,216	4,430
Occupancy and equipment	379	388
Brokerage, clearing and exchange fees	428	403
Information processing and communications	448	459
Marketing and business development	134	146
Professional services	440	412
Other	531	484

Total non-interest expenses	6,576	6,722

Income from continuing operations before income taxes	1,582	202
Provision for income taxes	332	54

Income from continuing operations	1,250	148

Discontinued operations:
Gain (loss) from discontinued operations	(30)	28
Provision for (benefit from) income taxes	(11)	42

Net gain (loss) from discontinued operations	(19)	(14)

Net income	$1,231	$134
Net income applicable to redeemable noncontrolling interests	122	—
Net income applicable to nonredeemable noncontrolling interests	147	228

Net income (loss) applicable to Morgan Stanley	$962	$(94)

Earnings (loss) applicable to Morgan Stanley common shareholders	$936	$(119)

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations	$981	$(79)
Net gain (loss) from discontinued operations	(19)	(15)

Net income (loss) applicable to Morgan Stanley	$962	$(94)

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$0.50	$(0.05)
Net gain (loss) from discontinued operations	(0.01)	(0.01)

Earnings (loss) per basic common share	$0.49	$(0.06)

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$0.49	$(0.05)
Net gain (loss) from discontinued operations	(0.01)	(0.01)

Earnings (loss) per diluted common share	$0.48	$(0.06)

Dividends declared per common share	$0.05	$0.05
Average common shares outstanding:
Basic	1,901,204,729	1,876,961,836

Diluted	1,940,264,085	1,876,961,836

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Comprehensive Income

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$1,231	$134
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	$(245)	$20
Amortization of cash flow hedges(2)	1	2
Change in net unrealized losses on securities available for sale(3)	(27)	(19)
Pension, postretirement and other related adjustments(4)	1	2

Total other comprehensive income (loss)	$(270)	$5

Comprehensive income	$961	$139
Net income applicable to redeemable noncontrolling interests	122	—
Net income applicable to nonredeemable noncontrolling interests	147	228
Other comprehensive income applicable to redeemable noncontrolling interests	—	—
Other comprehensive income (loss) applicable to nonredeemable noncontrolling interests	(92)	(92)

Comprehensive income applicable to Morgan Stanley	$784	$3

(1)	Amounts are net of provision for income taxes of $165 million and $4 million for the quarters ended March 31, 2013 and 2012, respectively.
(2)	Amounts are net of provision for income taxes of $1 million and $1 million for the quarters ended March 31, 2013 and 2012, respectively.
(3)	Amounts are net of provision for (benefit from) income taxes of $(19) million and $(13) million for the quarters ended March 31, 2013 and 2012, respectively.
(4)	Amounts are net of provision for income taxes of $5 million and $2 million for the quarters ended March 31, 2013 and 2012, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Cash Flows

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,231	$134
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Income) loss on equity method investees	(64)	32
Compensation payable in common stock and options	265	372
Depreciation and amortization	360	375
Loss on business dispositions	5	—
Gain on sale of securities available for sale	(3)	(1)
(Gain) loss on retirement of long-term debt	—	(14)
Impairment charges and other-than-temporary impairment charges	29	12
Provision for credit losses on lending activities	(39)	(2)
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	(343)	(698)
Trading assets, net of Trading liabilities	13,284	13,690
Securities borrowed	(14,026)	(14,536)
Securities loaned	3,502	3,969
Customer and other receivables and other assets	2,830	(5,179)
Customer and other payables and other liabilities	6,976	10,567
Federal funds sold and securities purchased under agreements to resell	(6,003)	(6,296)
Securities sold under agreements to repurchase	(3,404)	5,575

Net cash provided by operating activities	4,600	8,000

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (payments for):
Premises, equipment and software costs, net	(263)	(212)
Business dispositions, net of cash disposed	481	—
Loans, net	(2,168)	(569)
Purchases of securities available for sale	(4,674)	(3,487)
Sales, maturities and redemptions of securities available for sale	3,380	1,003

Net cash used for investing activities	(3,244)	(3,265)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Commercial paper and other short-term borrowings	337	(826)
Distributions related to noncontrolling interests	(8)	(7)
Derivatives financing activities	36	(169)
Other secured financings	501	(1,674)
Deposits	(2,643)	779
Net proceeds from:
Excess tax benefits associated with stock-based awards	12	34
Issuance of long-term borrowings	10,046	5,320
Payments for:
Long-term borrowings	(12,018)	(16,043)
Repurchases of common stock for employee tax withholding	(306)	(183)
Cash dividends	(119)	(112)

Net cash used for financing activities	(4,162)	(12,881)

Effect of exchange rate changes on cash and cash equivalents	(612)	93

Effect of cash and cash equivalents related to variable interest entities	(584)	(534)

Net decrease in cash and cash equivalents	(4,002)	(8,587)
Cash and cash equivalents, at beginning of period	46,904	47,312

Cash and cash equivalents, at end of period	$42,902	$38,725

Cash and cash equivalents include:
Cash and due from banks	$17,773	$10,133
Interest bearing deposits with banks	25,129	28,592

Cash and cash equivalents, at end of period	$42,902	$38,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $728 million and $1,169 million for the quarters ended March 31, 2013 and 2012, respectively.

Cash payments for income taxes were $139 million and $145 million for the quarters ended March 31, 2013 and 2012, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Changes in Total Equity

Three Months Ended March 31, 2013

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- redeemable Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2012	$1,508	$20	$23,426	$39,912	$2,932	$(516)	$(2,241)	$(2,932)	$3,319	$65,428
Net income applicable to Morgan Stanley	—	—	—	962	—	—	—	—	—	962
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	147	147
Dividends	—	—	—	(124)	—	—	—	—	—	(124)
Shares issued under employee plans and related tax effects	—	—	235	—	(1,060)	—	6	1,060	—	241
Repurchases of common stock	—	—	—	—	—	—	(306)	—	—	(306)
Foreign currency translation adjustments	—	—	—	—	—	(153)	—	—	(92)	(245)
Net change in cash flow hedges	—	—	—	—	—	1	—	—	—	1
Change in net unrealized losses on securities available for sale	—	—	—	—	—	(27)	—	—	—	(27)
Pension, postretirement and other related adjustments	—	—	—	—	—	1	—	—	—	1
Other net decreases	—	—	—	—	—	—	—	—	(6)	(6)

BALANCE AT MARCH 31, 2013	$1,508	$20	$23,661	$40,750	$1,872	$(694)	$(2,541)	$(1,872)	$3,368	$66,072

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Changes in Total Equity—(Continued)

Three Months Ended March 31, 2012

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- Redeemable Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2011	$1,508	$20	$22,836	$40,341	$3,166	$(157)	$(2,499)	$(3,166)	$8,029	$70,078
Net loss applicable to Morgan Stanley	—	—	—	(94)	—	—	—	—	—	(94)
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	228	228
Dividends	—	—	—	(129)	—	—	—	—	—	(129)
Shares issued under employee plans and related tax effects	—	—	94	—	86	—	490	(86)	—	584
Repurchases of common stock	—	—	—	—	—	—	(183)	—	—	(183)
Foreign currency translation adjustments	—	—	—	—	—	112	—	—	(92)	20
Net change in cash flow hedges	—	—	—	—	—	2	—	—	—	2
Change in net unrealized losses on securities available for sale	—	—	—	—	—	(19)	—	—	—	(19)
Pension, postretirement and other related adjustments	—	—	—	—	—	2	—	—	—	2
Other net increases	—	—	—	—	—	—	—	—	103	103

BALANCE AT MARCH 31, 2012	$1,508	$20	$22,930	$40,118	$3,252	$(60)	$(2,192)	$(3,252)	$8,268	$70,592

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Introduction and Basis of Presentation.

The Company.    Morgan Stanley, a financial holding company, is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Global Wealth Management Group and Asset Management. The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley” or the “Company” mean Morgan Stanley (the “Parent”) together with its consolidated subsidiaries.

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

Global Wealth Management Group, which includes the Company’s 65% interest in Morgan Stanley Smith Barney Holdings LLC (the “Wealth Management Joint Venture” or “Wealth Management JV”) (see Note 3), provides brokerage and investment advisory services to individual investors and small-to-medium sized businesses and institutions covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; cash management services; retirement services; and trust and fiduciary services and engages in fixed income trading, which primarily facilitates clients’ trading or investments in such securities.

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

In the quarter ended March 31, 2013, the Company renamed “Principal transactions—Trading” revenues as “Trading” revenues and “Principal transactions—Investments” revenues as “Investments” revenues in the condensed consolidated statements of income, and “Financial instruments owned” as “Trading assets,” “Financial instruments sold, not yet purchased” as “Trading liabilities,” “Receivables” as “Customer and other receivables” and “Payables” as “Customer and other payables” in the condensed consolidated statements of financial condition.

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”). The condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Consolidation.    The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest, including certain variable interest entities (“VIE”) (see Note 7). For consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests for such subsidiaries is presented as either Net income (loss) applicable to redeemable noncontrolling interests or Net income (loss) applicable to nonredeemable noncontrolling interests in the condensed consolidated statements of income. The portion of the shareholders’ equity of such subsidiaries that is redeemable is presented as Redeemable noncontrolling interests outside of the equity section in the condensed consolidated statements of financial condition. The portion of the shareholders’ equity of such subsidiaries that is nonredeemable is presented as Nonredeemable noncontrolling interests, a component of total equity, in the condensed consolidated statements of financial condition.

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

For investments in entities in which the Company does not have a controlling financial interest but has significant influence over operating and financial decisions, the Company generally applies the equity method of accounting with net gains and losses recorded within Other revenues. Where the Company has elected to measure certain eligible investments at fair value in accordance with the fair value option, net gains and losses are recorded within Investments revenues (see Note 4).

Equity and partnership interests held by entities qualifying for accounting purposes as investment companies are carried at fair value.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s significant regulated U.S. and international subsidiaries include Morgan Stanley & Co. LLC (“MS&Co.”), Morgan Stanley Smith Barney LLC (“MSSB LLC”), Morgan Stanley & Co. International plc (“MSIP”), Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”), Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association.

Income Statement Presentation.    The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. In connection with the delivery of the various products and services to clients, the Company manages its revenues and related expenses in the aggregate. As such, when assessing the performance of its businesses, primarily in its Institutional Securities business segment, the Company considers its trading, investment banking, commissions and fees and interest income, along with the associated interest expense, as one integrated activity.

2.	Significant Accounting Policies.

For a detailed discussion about the Company’s significant accounting policies, see Note 2 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K.

During the quarter ended March 31, 2013, other than the following, no updates were made to the Company’s significant accounting policies.

Condensed Consolidated Statements of Cash Flows.

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks, which are highly liquid investments with original maturities of three months or less, held for investment purposes, and readily convertible to known amounts of cash.

In the quarter ended March 31, 2012, the Company’s significant non-cash activities included approximately $0.1 billion of net assets received from Citigroup, Inc. (“Citi”) related to Citi’s required equity contribution in connection with the Morgan Stanley Wealth Management platform integration (see Notes 3 and 14).

During the third quarter of 2012, the Company identified that activities related to certain loans had been reported as cash flows from operating activities that should have been presented as investing activities. The Company corrected the previously presented cash flows for these loans and in doing so, the condensed consolidated statements of cash flows for the quarter ended March 31, 2012 has been adjusted to increase net cash flows from operating activities by $0.6 billion, with the corresponding decreases in net cash flows from investing activities. The Company has evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed annual or quarterly consolidated financial statements.

Accounting Developments.

Disclosures about Offsetting Assets and Liabilities. In January 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting update that clarified the intended scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are either offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. These disclosure requirements became effective for the Company beginning on January 1, 2013. Since these amended principles require only additional disclosures concerning offsetting and related arrangements, adoption has not affected the Company’s condensed consolidated statements of income or financial condition (see Notes 6 and 11).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued an accounting update that created new disclosure requirements requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income. The disclosure requirements became effective for the Company beginning on January 1, 2013. Since these amended principles require only additional disclosures concerning amounts reclassified out of accumulated other comprehensive income, adoption has not affected the Company’s condensed consolidated statements of comprehensive income or notes to the condensed consolidated financial statements (see Note 14).

3.	Wealth Management Joint Venture.

On May 31, 2009, the Company and Citi consummated the combination of the Company’s Global Wealth Management Group business segment and the businesses of Citi’s Smith Barney in the U.S., Quilter Holdings Ltd. (see Note 21) in the U.K. and Smith Barney Australia (collectively, “Smith Barney”). The combined businesses operate as Morgan Stanley Wealth Management. Prior to September 2012, the Company owned 51% and Citi owned 49% of the Wealth Management JV.

In September 2012, the Company reached an agreement with Citi to purchase an additional 14% stake in the Wealth Management JV, and a transfer of approximately $5.4 billion of deposits at no premium from Citi. In addition, the agreement specifies that the Company must use reasonable best efforts to obtain the regulatory approvals required to purchase the remaining 35% stake in the Wealth Management JV by June 1, 2015 and, subject to receipt of such approvals, the Company must consummate such acquisition by that date at a purchase price of $4.725 billion (or a pro rata portion of such amount if less than 35% of the total outstanding stake is being purchased) and receive a transfer of deposits currently estimated to be $57 billion at no premium from Citi, no later than June 1, 2015.

The Company completed the purchase of the additional 14% stake in the Wealth Management JV from Citi on September 17, 2012 for $1.89 billion. The related $5.4 billion of deposits were transferred at no premium in October of 2012. At March 31, 2013, the Company held a 65% stake in the Wealth Management JV.

The change in the terms of the Wealth Management JV’s agreement to acquire the remaining noncontrolling interest resulted in a reclassification of approximately $4.3 billion from nonredeemable noncontrolling interests to redeemable noncontrolling interests. At December 31, 2012 and March 31, 2013, the redeemable noncontrolling interest is not reflected as a liability at its redemption amount because it is not deemed probable that the noncontrolling interest will become redeemable due to the required regulatory approvals.

4.	Fair Value Disclosures.

Fair Value Measurements.

A description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

Trading Assets and Trading Liabilities.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instruments or cash flow models with yield curves, bond or single-name credit default swap spreads and recovery rates as significant inputs. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy; in instances where prices, spreads or any of the other aforementioned key inputs are unobservable, they are categorized in Level 3 of the fair value hierarchy.

•

Collateralized Debt Obligation (“CDO”).    The Company holds cash CDOs that typically reference a tranche of an underlying synthetic portfolio of single name credit default swaps collateralized by corporate bonds (“credit-linked notes”) or cash portfolio of asset-backed securities (“asset-backed CDOs”). Credit correlation, a primary input used to determine the fair value of credit-linked notes, is usually unobservable and derived using a benchmarking technique. The other credit-linked note model inputs such as credit spreads, including collateral spreads, and interest rates are typically observable. Asset-backed CDOs are valued based on an evaluation of the market and model input parameters sourced from similar positions as indicated by primary and secondary market activity. Each asset-backed CDO position is evaluated independently taking into consideration available comparable market levels, underlying collateral performance and pricing, and deal structures, as well as liquidity. Cash CDOs are categorized in Level 2 of the fair value hierarchy when either the credit correlation input is insignificant or comparable market transactions are observable. In instances where the credit correlation input is deemed to be significant or comparable market transactions are unobservable, cash CDOs are categorized in Level 3 of the fair value hierarchy.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2013.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at March 31, 2013
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$24,411	$—	$—	$—	$24,411
U.S. agency securities	2,040	22,796	—	—	24,836

Total U.S. government and agency securities	26,451	22,796	—	—	49,247
Other sovereign government obligations	29,893	8,577	3	—	38,473
Corporate and other debt:
State and municipal securities	—	2,228	—	—	2,228
Residential mortgage-backed securities	—	1,684	19	—	1,703
Commercial mortgage-backed securities	—	1,122	174	—	1,296
Asset-backed securities	—	1,040	11	—	1,051
Corporate bonds	—	18,453	888	—	19,341
Collateralized debt obligations	—	442	1,666	—	2,108
Loans and lending commitments	—	11,175	5,284	—	16,459
Other debt	—	9,104	1	—	9,105

Total corporate and other debt	—	45,248	8,043	—	53,291
Corporate equities(1)	74,280	923	270	—	75,473
Derivative and other contracts:
Interest rate contracts	711	708,732	3,640	—	713,083
Credit contracts	—	58,131	4,134	—	62,265
Foreign exchange contracts	24	50,395	5	—	50,424
Equity contracts	965	42,508	1,044	—	44,517
Commodity contracts	3,674	15,559	2,332	—	21,565
Other	—	90	—	—	90
Netting(2)	(4,892)	(774,480)	(6,543)	(70,200)	(856,115)

Total derivative and other contracts	482	100,935	4,612	(70,200)	35,829
Investments:
Private equity funds	—	—	2,291	—	2,291
Real estate funds	—	7	1,370	—	1,377
Hedge funds	—	370	545	—	915
Principal investments	20	2	2,855	—	2,877
Other	190	77	496	—	763

Total investments	210	456	7,557	—	8,223
Physical commodities	—	6,700	—	—	6,700

Total trading assets	131,316	185,635	20,485	(70,200)	267,236
Securities available for sale	14,049	27,405	—	—	41,454
Securities received as collateral	17,920	51	—	—	17,971
Federal funds sold and securities purchased under agreements to resell	—	873	—	—	873
Intangible assets(3)	—	—	8	—	8

Total assets measured at fair value	$163,285	$213,964	$20,493	$(70,200)	$327,542

Liabilities at Fair Value
Deposits	$—	$1,442	$—	$—	$1,442
Commercial paper and other short-term borrowings	—	1,257	5	—	1,262
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	21,303	—	—	—	21,303
U.S. agency securities	1,765	96	—	—	1,861

Total U.S. government and agency securities	23,068	96	—	—	23,164
Other sovereign government obligations	26,928	3,325	—	—	30,253

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at March 31, 2013
	(dollars in millions)
Corporate and other debt:
State and municipal securities	—	47	—	—	47
Residential mortgage-backed securities	—	—	4	—	4
Asset-backed securities	—	1	—	—	1
Corporate bonds	—	6,979	424	—	7,403
Collateralized debt obligations	—	317	—	—	317
Unfunded lending commitments	—	252	25	—	277
Other debt	—	87	11	—	98

Total corporate and other debt	—	7,683	464	—	8,147
Corporate equities(1)	28,705	1,547	4	—	30,256
Derivative and other contracts:
Interest rate contracts	747	681,975	3,662	—	686,384
Credit contracts	—	56,326	2,731	—	59,057
Foreign exchange contracts	3	51,466	240	—	51,709
Equity contracts	891	47,321	2,384	—	50,596
Commodity contracts	4,164	15,027	1,629	—	20,820
Other	—	30	3	—	33
Netting(2)	(4,892)	(774,480)	(6,543)	(42,032)	(827,947)

Total derivative and other contracts	913	77,665	4,106	(42,032)	40,652

Total trading liabilities	79,614	90,316	4,574	(42,032)	132,472
Obligation to return securities received as collateral	23,452	58	—	—	23,510
Securities sold under agreements to repurchase	—	410	155	—	565
Other secured financings	—	9,349	275	—	9,624
Long-term borrowings	—	39,726	2,784	—	42,510

Total liabilities measured at fair value	$103,066	$142,558	$7,793	$(42,032)	$211,385

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 11.
(3)	Amount represents mortgage servicing rights (“MSR”) accounted for at fair value. See Note 7 for further information on MSRs.

Transfers Between Level 1 and Level 2 During the Quarter Ended March 31, 2013.

For assets and liabilities that were transferred between Level 1 and Level 2 during the period, fair values are ascribed as if the assets or liabilities had been transferred as of the beginning of the period.

In the quarter ended March 31, 2013, there were no material transfers between Level 1 and Level 2.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2012
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$24,662	$14	$—	$—	$24,676
U.S. agency securities	1,451	27,888	—	—	29,339

Total U.S. government and agency securities	26,113	27,902	—	—	54,015
Other sovereign government obligations	37,669	5,487	6	—	43,162
Corporate and other debt:
State and municipal securities	—	1,558	—	—	1,558
Residential mortgage-backed securities	—	1,439	45	—	1,484
Commercial mortgage-backed securities	—	1,347	232	—	1,579
Asset-backed securities	—	915	109	—	1,024
Corporate bonds	—	18,403	660	—	19,063
Collateralized debt obligations	—	685	1,951	—	2,636
Loans and lending commitments	—	12,617	4,694	—	17,311
Other debt	—	4,457	45	—	4,502

Total corporate and other debt	—	41,421	7,736	—	49,157
Corporate equities(1)	68,072	1,067	288	—	69,427
Derivative and other contracts:
Interest rate contracts	446	819,581	3,774	—	823,801
Credit contracts	—	63,234	5,033	—	68,267
Foreign exchange contracts	34	52,729	31	—	52,794
Equity contracts	760	37,074	766	—	38,600
Commodity contracts	4,082	14,256	2,308	—	20,646
Other	—	143	—	—	143
Netting(2)	(4,740)	(883,733)	(6,947)	(72,634)	(968,054)

Total derivative and other contracts	582	103,284	4,965	(72,634)	36,197
Investments:
Private equity funds	—	—	2,179	—	2,179
Real estate funds	—	6	1,370	—	1,376
Hedge funds	—	382	552	—	934
Principal investments	185	83	2,833	—	3,101
Other	199	71	486	—	756

Total investments	384	542	7,420	—	8,346
Physical commodities	—	7,299	—	—	7,299

Total trading assets	132,820	187,002	20,415	(72,634)	267,603
Securities available for sale	14,466	25,403	—	—	39,869
Securities received as collateral	14,232	46	—	—	14,278
Federal funds sold and securities purchased underagreements to resell	—	621	—	—	621
Intangible assets(3)	—	—	7	—	7

Total assets measured at fair value	$161,518	$213,072	$20,422	$(72,634)	$322,378

Liabilities at Fair Value
Deposits	$—	$1,485	$—	$—	$1,485
Commercial paper and other short-term borrowings	—	706	19	—	725
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	20,098	21	—	—	20,119
U.S. agency securities	1,394	107	—	—	1,501

Total U.S. government and agency securities	21,492	128	—	—	21,620
Other sovereign government obligations	27,583	2,031	—	—	29,614

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2012
	(dollars in millions)
Corporate and other debt:
State and municipal securities	—	47	—	—	47
Residential mortgage-backed securities	—	—	4	—	4
Corporate bonds	—	3,942	177	—	4,119
Collateralized debt obligations	—	328	—	—	328
Unfunded lending commitments	—	305	46	—	351
Other debt	—	156	49	—	205

Total corporate and other debt	—	4,778	276	—	5,054
Corporate equities(1)	25,216	1,655	5	—	26,876
Derivative and other contracts:
Interest rate contracts	533	789,715	3,856	—	794,104
Credit contracts	—	61,283	3,211	—	64,494
Foreign exchange contracts	2	56,021	390	—	56,413
Equity contracts	748	39,212	1,910	—	41,870
Commodity contracts	4,530	15,702	1,599	—	21,831
Other	—	54	7	—	61
Netting(2)	(4,740)	(883,733)	(6,947)	(46,395)	(941,815)

Total derivative and other contracts	1,073	78,254	4,026	(46,395)	36,958

Total trading liabilities	75,364	86,846	4,307	(46,395)	120,122
Obligation to return securities received as collateral	18,179	47	—	—	18,226
Securities sold under agreements to repurchase	—	212	151	—	363
Other secured financings	—	9,060	406	—	9,466
Long-term borrowings	—	41,255	2,789	—	44,044

Total liabilities measured at fair value	$93,543	$139,611	$7,672	$(46,395)	$194,431

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 11.
(3)	Amount represents MSRs accounted for at fair value. See Note 7 for further information on MSRs.

Transfers Between Level 1 and Level 2 During the Quarter Ended March 31, 2012.

Trading assets—Derivative and other contracts and Trading liabilities—Derivative and other contracts.    During the quarter ended March 31, 2012, the Company reclassified approximately $1.1 billion of derivative assets and approximately $1.2 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on quoted prices from the exchange. Also during the quarter ended March 31, 2012, the Company reclassified approximately $0.3 billion of derivative assets and approximately $0.4 billion of derivative liabilities from Level 1 to Level 2 as transactions in these contracts did not occur with sufficient frequency and volume to constitute an active market.

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2013 and 2012, respectively. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Quarter Ended March 31, 2013.

	Beginning Balance at December 31, 2012	Total Realized and Unrealized Gains (Losses) (1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at March 31, 2013	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at March 31, 2013(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$6	$—	$1	$(3)	$—	$—	$(1)	$3	$—
Corporate and other debt:
Residential mortgage-backed securities	45	26	15	(42)	—	—	(25)	19	9
Commercial mortgage-backed securities	232	15	6	(80)	—	—	1	174	7
Asset-backed securities	109	—	1	(99)	—	—	—	11	—
Corporate bonds	660	62	437	(247)	—	(12)	(12)	888	5
Collateralized debt obligations	1,951	191	314	(695)	—	(95)	—	1,666	63
Loans and lending commitments	4,694	20	944	(149)	—	(738)	513	5,284	1
Other debt	45	(8)	14	(49)	—	—	(1)	1	(1)

Total corporate and other debt	7,736	306	1,731	(1,361)	—	(845)	476	8,043	84
Corporate equities	288	(22)	85	(61)	—	—	(20)	270	5
Net derivative and other contracts(3):
Interest rate contracts	(82)	(106)	1	—	(1)	192	(26)	(22)	18
Credit contracts	1,822	(452)	42	—	(15)	(4)	10	1,403	(418)
Foreign exchange contracts	(359)	8	—	—	—	109	7	(235)	(2)
Equity contracts	(1,144)	(140)	85	(1)	(93)	(76)	29	(1,340)	(125)
Commodity contracts	709	(10)	9	—	(4)	(8)	7	703	(30)
Other	(7)	(2)	—	—	—	6	—	(3)	(2)

Total net derivative and other contracts	939	(702)	137	(1)	(113)	219	27	506	(559)
Investments:
Private equity funds	2,179	114	70	(72)	—	—	—	2,291	104
Real estate funds	1,370	80	3	(83)	—	—	—	1,370	90
Hedge funds	552	2	31	(34)	—	—	(6)	545	(3)
Principal investments	2,833	63	35	(85)	—	—	9	2,855	78
Other	486	17	11	(17)	—	—	(1)	496	16

Total investments	7,420	276	150	(291)	—	—	2	7,557	285
Intangible assets	7	4	—	—	—	(3)	—	8	2

Liabilities at Fair Value
Commercial paper and other short-term borrowings	$19	$—	$—	$—	$1	$(1)	$(14)	$5	$—
Trading liabilities:
Corporate and other debt:
Residential mortgage-backed securities	4	—	—	—	—	—	—	4	—
Corporate bonds	177	—	(131)	371	—	—	7	424	3
Unfunded lending commitments	46	21	—	—	—	—	—	25	20
Other debt	49	11	(37)	10	—	—	—	11	10

Total corporate and other debt	276	32	(168)	381	—	—	7	464	33
Corporate equities	5	—	(3)	1	—	—	1	4	1
Securities sold under agreements to repurchase	151	(4)	—	—	—	—	—	155	(4)
Other secured financings	406	12	—	—	13	(132)	—	275	5
Long-term borrowings	2,789	(17)	—	—	543	(188)	(377)	2,784	(17)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Total realized and unrealized gains (losses) are primarily included in Trading in the condensed consolidated statements of income except for $276 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for the quarter ended March 31, 2013 related to assets and liabilities still outstanding at March 31, 2013.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 11.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for Quarter Ended March 31, 2012.

	Beginning Balance at December 31, 2011	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at March 31, 2012	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at March 31, 2012(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. agency securities	$8	$—	$42	$(26)	$—	$—	$(1)	$23	$—
Other sovereign government obligations	119	(1)	8	(118)	—	—	—	8	—
Corporate and other debt:
State and municipal securities	—	—	—	—	—	—	3	3	—
Residential mortgage-backed securities	494	(21)	6	(245)	—	—	(191)	43	(18)
Commercial mortgage-backed securities	134	23	5	(21)	—	(1)	(13)	127	16
Asset-backed securities	31	1	—	(28)	—	—	(1)	3	1
Corporate bonds	675	45	426	(225)	—	—	(22)	899	39
Collateralized debt obligations	980	123	296	(161)	—	—	(73)	1,165	82
Loans and lending commitments	9,590	(20)	496	(1,018)	—	(421)	(30)	8,597	(35)
Other debt	128	2	27	(123)	—	—	23	57	—

Total corporate and other debt	12,032	153	1,256	(1,821)	—	(422)	(304)	10,894	85
Corporate equities	417	(45)	901	(758)	—	—	39	554	(9)
Net derivative and other contracts(3):
Interest rate contracts	420	170	6	—	(5)	(139)	(430)	22	179
Credit contracts	5,814	(1,381)	63	—	(10)	(47)	(58)	4,381	(1,786)
Foreign exchange contracts	43	(99)	—	—	—	162	(40)	66	(83)
Equity contracts	(1,234)	(99)	199	(58)	(50)	(250)	50	(1,442)	(161)
Commodity contracts	570	199	4	—	(4)	37	(3)	803	101
Other	(1,090)	58	—	—	—	269	740	(23)	56

Total net derivative and other contracts	4,523	(1,152)	272	(58)	(69)	32	259	3,807	(1,694)
Investments:
Private equity funds	1,936	(7)	101	(36)	—	—	—	1,994	1
Real estate funds	1,213	52	87	(14)	—	—	—	1,338	5
Hedge funds	696	25	22	(33)	—	—	(87)	623	23
Principal investments	2,937	38	180	(65)	—	—	104	3,194	57
Other	501	(33)	34	(3)	—	—	28	527	(41)

Total investments	7,283	75	424	(151)	—	—	45	7,676	45
Physical commodities	46	—	—	—	—	(46)	—	—	—
Intangible assets	133	(34)	—	—	—	—	—	99	(34)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at December 31, 2011	Total Realized and Unrealized Gains (Losses) (1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at March 31, 2012	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at March 31, 2012(2)
	(dollars in millions)

Liabilities at Fair Value
Commercial paper and other short-term borrowings	$2	$—	$—	$—	$13	$—	$—	$15	$—
Trading liabilities:
Other sovereign government obligations	8	—	(7)	—	—	—	—	1	—
Corporate and other debt:
Residential mortgage-backed securities	355	—	(294)	—	—	—	—	61	(61)
Corporate bonds	219	(59)	(186)	126	—	—	(25)	193	(74)
Unfunded lending commitments	85	25	—	—	—	—	—	60	25
Other debt	73	1	—	—	—	(55)	16	33	3

Total corporate and other debt	732	(33)	(480)	126	—	(55)	(9)	347	(107)
Corporate equities	1	(2)	(2)	10	—	—	(9)	2	—
Securities sold under agreements to repurchase	340	1	—	—	—	—	(153)	186	3
Other secured financings	570	(44)	—	—	12	(32)	—	594	(44)
Long-term borrowings	1,603	(173)	—	—	262	(78)	183	2,143	(171)

(1)	Total realized and unrealized gains (losses) are primarily included in Trading in the condensed consolidated statements of income except for $75 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for the quarter ended March 31, 2012 related to assets and liabilities still outstanding at March 31, 2012.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 11.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quantitative Information about and Sensitivity of Significant Unobservable Inputs Used in Recurring Level 3 Fair Value Measurements at March 31, 2013 and December 31, 2012.

The disclosures below provide information on the valuation techniques, significant unobservable inputs and their ranges and averages for each major category of assets and liabilities measured at fair value on a recurring basis with a significant Level 3 balance. The level of aggregation and breadth of products cause the range of inputs to be wide and not evenly distributed across the inventory. Further, the range of unobservable inputs may differ across firms in the financial services industry because of diversity in the types of products included in each firm’s inventory. The disclosures below also include qualitative information on the sensitivity of the fair value measurements to changes in the significant unobservable inputs.

At March 31, 2013.

	Balance at March 31, 2013 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
Assets
Trading assets:
Corporate and other debt:
Commercial mortgage-backed securities	$174	Comparable pricing	Comparable bond price /(A)	57 to 101 points	81 points
Corporate bonds	888	Comparable pricing	Comparable bond price / (A)	4 to 145 points	92 points
Collateralized debt obligations	1,666	Comparable pricing(6)	Comparable bond price / (A)	16 to 95 points	63 points
		Correlation model	Credit correlation / (B)	23 to 54%	41%
Loans and lending commitments	5,284	Corporate loan model	Credit spread / (C)	44 to 1,045 basis points	245 basis points
		Comparable pricing	Comparable bond price / (A)	80 to 120 points	100 points
		Comparable pricing(6)	Comparable loan price / (A)	30 to 103 points	86 points
Corporate equities(3)	270	Net asset value(6)	Discount to net asset value / (C)	0 to 51%	20%
		Comparable pricing	Comparable equity price / (A)	0 to 100%	50%
		Comparable pricing	Comparable price / (A)	43 to 74 points	52 points
		Market approach	EBITDA multiple / (A)	8 to 10 times	9 times
Net derivative and other contracts:
Interest rate contracts	(22)	Option model	Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 10 times	0 times / 0 times (4)
			Comparable bond price / (A)(D)	5 to 98 points	52 points / 52 points (4)
			Interest rate - Foreign exchange correlation /(A)(D)	2 to 63%	35% / 43%(4)
			Interest rate volatility skew / (A)(D)	9 to 117%	53% / 48%(4)
			Interest rate quanto correlation / (A)(D)	-53 to 37%	8% / -1%(4)
			Interest rate curve correlation / (A)(D)	42 to 98%	78% / 82%(4)
			Inflation volatility / (A)(D)	60 to 83%	70% / 66%(4)
Credit contracts	1,403	Comparable pricing	Cash synthetic basis / (C)(D)	1 to 10 points	3 points
			Comparable bond price / (C)(D)	0 to 83 points	27 points
		Correlation model(6)	Credit correlation / (B)	20 to 94%	47%
Foreign exchange contracts(5)	(235)	Option model	Comparable bond price / (A)(D)	5 to 98 points	52 points / 52 points (4)
			Interest rate quanto correlation / (A)(D)	-53 to 37%	8% / -1%(4)
			Interest rate - Credit spread correlation /(A)(D)	-59 to 60%	-5% / -3%(4)
			Interest rate - Foreign exchange correlation /(A)(D)	2 to 63%	35% / 43%(4)
			Interest rate volatility skew / (A)(D)	9 to 117%	53% / 48%(4)
Equity contracts(5)	(1,340)	Option model	At the money volatility / (C)(D)	14 to 44%	30%
			Volatility skew / (C)(D)	-2 to 0%	-1%
			Equity - Equity correlation / (C)(D)	40 to 99%	71%
			Equity - Foreign exchange correlation / (C)(D)	-60 to 38%	-15%
			Equity - Interest rate correlation / (C)(D)	1 to 66%	42% /40%(4)
Commodity contracts	703	Option model	Forward power price / (C)(D)	$18 to $110 per Megawatt hour	$42 per Megawatt hour
			Commodity volatility / (A)(D)	12 to 31%	13%
			Cross commodity correlation / (C)(D)	43 to 97%	91%
Investments(3):
Principal investments	2,855	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	10 to 15%	11%
			Exit multiple / (A)(D)	6 to 10 times	9 times
		Discounted cash flow(6)	Capitalization rate / (C)(D)	6 to 10%	7%
			Equity discount rate / (C)(D)	15 to 35%	22%
		Market approach	EBITDA multiple / (A)	6 to 18 times	9 times
Other	496	Discounted cash flow	Implied weighted average cost of capital /(C)(D)	8 to 11%	8%
			Exit multiple / (A)(D)	6 to 7 times	7 times
		Market approach(6)	EBITDA multiple / (A)	7 to 14 times	11 times

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at March 31, 2013 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
Liabilities
Trading liabilities:
Corporate and other debt:
Corporate bonds	$424	Comparable pricing	Comparable bond price / (A)	10 to 147 points	100 points
Securities sold under agreements to repurchase	155	Discounted cash flow	Funding spread / (A)	98 to 144 basis points	115 basis points
Other secured financings	275	Comparable pricing(6)	Comparable bond price / (A)	103 to 117 points	110 points
		Discounted cash flow	Funding spread / (A)	144 to 146 basis points	145 basis points
Long-term borrowings	2,784	Option model	At the money volatility / (A)(D)	24 to 30%	27%
			Volatility skew / (A)(D)	-1 to 0%	-1%
			Equity - Equity correlation /(C)(D)	50 to 98%	74%
			Equity - Foreign exchange correlation /(A)(D)	-60 to 35%	2%

EBITDA—Earnings before interest, taxes, depreciation and amortization

(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 101 points would be 101% of par. A basis point equals 1/100th of 1%; for example, 1,045 basis points would equal 10.45%.
(2)	Amounts represent weighted averages except where simple averages and the median of the inputs are provided (see footnote 4 below). Weighted averages are calculated by weighting each input by the fair value of the respective financial instruments except for long-term borrowings and derivative instruments where inputs are weighted by risk.
(3)	Investments in funds measured using an unadjusted net asset value are excluded.
(4)	The data structure of the significant unobservable inputs used in valuing Interest rate contracts, Foreign exchange contracts and certain Equity contracts may be in a multi-dimensional form, such as a curve or surface, with risk distributed across the structure. Therefore, a simple average and median, together with the range of data inputs, may be more appropriate measurements than a single point weighted average.
(5)	Includes derivative contracts with multiple risks (i.e., hybrid products).
(6)	This is the predominant valuation technique for this major asset or liability class.

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2012.

	Balance at December 31, 2012 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Weighted Average
Assets
Trading assets:
Corporate and other debt:
Commercial mortgage-backed securities	$232	Comparable pricing	Comparable bond price /(A)	46 to 100 points	76 points
Asset-backed securities	109	Discounted cash flow	Internal rate of return /(C)	21%	21%
Corporate bonds	660	Comparable pricing	Comparable bond price /(A)	0 to 143 points	24 points
Collateralized debt obligations	1,951	Comparable pricing	Comparable bond price / (A)	15 to 88 points	59 points
		Correlation model	Credit correlation / (B)	15 to 45%	40%
Loans and lending commitments	4,694	Corporate loan model	Credit spread / (C)	17 to 1,004 basis points	281 basis points
		Comparable pricing	Comparable bond price / (A)	80 to 120 points	104 points
		Comparable pricing	Comparable loan price / (A)	55 to 100 points	88 points
Corporate equities(2)	288	Net asset value	Discount to net asset value / (C)	0 to 37%	8%
		Comparable pricing	Discount to comparable equity price / (C)	0 to 27 points	14 points
		Market approach	EBITDA multiple / (A)	6 times	6 times
Net derivative and other contracts:
Interest rate contracts	(82)	Option model	Interest rate volatility concentration		See (3)
			liquidity multiple / (C)(D)	0 to 8 times
			Comparable bond price / (A)(D)	5 to 98 points
			Interest rate - Foreign exchange correlation / (A)(D)	2 to 63%
			Interest rate volatility skew / (A)(D)	9 to 95%
			Interest rate quanto correlation / (A)(D)	-53 to 33%
			Interest rate curve correlation / (A)(D)	48 to 99%
			Inflation volatility / (A)(D)	49 to 100%
		Discounted cash flow	Forward commercial paper rate-LIBOR basis / (A)	-18 to 95 basis points
Credit contracts	1,822	Comparable pricing	Cash synthetic basis / (C)	2 to 14 points	See (4)
			Comparable bond price / (C)	0 to 80 points
		Correlation model	Credit correlation / (B)	14 to 94%
Foreign exchange contracts(5)	(359)	Option model	Comparable bond price / (A)(D)	5 to 98 points	See (6)
			Interest rate quanto correlation / (A)(D)	-53 to 33%
			Interest rate - Credit spread correlation / (A)(D)	-59 to 65%
			Interest rate - Foreign exchange correlation / (A)(D)	2 to 63%
			Interest rate volatility skew / (A)(D)	9 to 95%
Equity contracts(5)	(1,144)	Option model	At the money volatility / (C)(D)	7 to 24%	See (7)
			Volatility skew / (C)(D)	-2 to 0%
			Equity - Equity correlation / (C)(D)	40 to 96%
			Equity - Foreign exchange correlation / (C)(D)	-70 to 38%
			Equity - Interest rate correlation / (C)(D)	18 to 65%
Commodity contracts	709	Option model	Forward power price / (C)(D)	$28 to $84 per Megawatt hour
			Commodity volatility / (A)(D)	17 to 29%
			Cross commodity correlation / (C)(D)	43 to 97%
Investments(2):
Principal investments	2,833	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	8 to 15%	9%
			Exit multiple / (A)(D)	5 to 10 times	9 times
		Discounted cash flow	Capitalization rate / (C)(D)	6 to 10%	7%
			Equity discount rate / (C)(D)	15 to 35%	23%
		Market approach	EBITDA multiple / (A)	3 to 17 times	10 times
Other	486	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	11%	11%
			Exit multiple / (A)(D)	6 times	6 times
		Market approach	EBITDA multiple / (A)	6 to 8 times	7 times

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at December 31, 2012 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Weighted Average
Liabilities
Trading liabilities:
Corporate and other debt:
Corporate bonds	$177	Comparable pricing	Comparable bond price / (A)	0 to 150 points	50 points
Securities sold under agreements to repurchase	151	Discounted cash flow	Funding spread / (A)	110 to 184 basis points	166 basis points
Other secured financings	406	Comparable pricing	Comparable bond price / (A)	55 to 139 points	102 points
		Discounted cash flow	Funding spread / (A)	183 to 186 basis points	184 basis points
Long-term borrowings	2,789	Option model	At the money volatility / (A)(D)	20 to 24%	24%
			Volatility skew / (A)(D)	-1 to 0%	0%
			Equity - Equity correlation / (C)(D)	50 to 90%	77%
			Equity - Foreign exchange correlation / (A)(D)	-70 to 36%	-15%

LIBOR—London Interbank Offered Rate

(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 100 points would be 100% of par. A basis point equals 1/100th of 1%; for example, 1,004 basis points would equal 10.04%.
(2)	Investments in funds measured using an unadjusted net asset value are excluded.
(3)	See Note 4 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K for a qualitative discussion of the wide unobservable input ranges for comparable bond prices, interest rate volatility skew, interest rate quanto correlation and forward commercial paper rate–LIBOR basis.
(4)	See Note 4 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K for a qualitative discussion of the wide unobservable input ranges for comparable bond prices and credit correlation.
(5)	Includes derivative contracts with multiple risks (i.e., hybrid products).
(6)	See Note 4 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K for a qualitative discussion of the wide unobservable input ranges for comparable bond prices, interest rate quanto correlation, interest rate-credit spread correlation and interest rate volatility skew.
(7)	See Note 4 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K for a qualitative discussion of the wide unobservable input range for equity-foreign exchange correlation.

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

The following provides a description of significant unobservable inputs included in the March 31, 2013 and December 31, 2012 tables above for all major categories of assets and liabilities:

•

Comparable bond price—a pricing input used when prices for the identical instrument are not available. Significant subjectivity may be involved when fair value is determined using pricing data available for comparable instruments. Valuation using comparable instruments can be done by calculating an implied yield (or spread over a liquid benchmark) from the price of a comparable bond, then adjusting that yield (or spread) to derive a value for the bond. The adjustment to yield (or spread) should account for relevant differences in the bonds such as maturity or credit quality. Alternatively, a price-to-price basis can be assumed between the comparable instrument and bond being valued in order to establish the value of the bond. Additionally, as the probability of default increases for a given bond (i.e., as the bond becomes more distressed), the valuation of that bond will increasingly reflect its expected recovery level assuming default. The decision to use price-to-price or yield/spread comparisons largely reflects trading market convention for the financial instruments in question. Price-to-price comparisons are primarily employed

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for CMBS, CDOs, mortgage loans and distressed corporate bonds. Implied yield (or spread over a liquid benchmark) is utilized predominately for non-distressed corporate bonds, loans and credit contracts.

•

Internal rate of return—the discount factor required for the net present value of future cash flows to equal zero. The internal rate of return represents the minimum average annual return required for an investment.

•

Correlation—a pricing input where the payoff is driven by more than one underlying risk. Correlation is a measure of the relationship between the movements of two variables (i.e., how the change in one variable influences a change in the other variable). Credit correlation, for example, is the factor that describes the relationship between the probability of individual entities to default on obligations and the joint probability of multiple entities to default on obligations.

•

Credit spread—the difference in yield between different securities due to differences in credit quality. The credit spread reflects the additional net yield an investor can earn from a security with more credit risk relative to one with less credit risk. The credit spread of a particular security is often quoted in relation to the yield on a credit risk-free benchmark security or reference rate, typically either U.S. Treasury or LIBOR.

•

EBITDA multiple / Exit multiple—is the Enterprise Value to EBITDA ratio, where the Enterprise Value is the aggregate value of equity and debt minus cash and cash equivalents. The EBITDA multiple reflects the value of the company in terms of its full-year EBITDA, whereas the exit multiple reflects the value of the company in terms of its full year expected EBITDA at exit. Either multiple allows comparison between companies from an operational perspective as the effect of capital structure, taxation and depreciation/amortization is excluded.

•

Volatility—the measure of the variability in possible returns for an instrument given how much that instrument changes in value over time. Volatility is a pricing input for options and, generally, the lower the volatility, the less risky the option. The level of volatility used in the valuation of a particular option depends on a number of factors, including the nature of the risk underlying that option (e.g., the volatility of a particular underlying equity security may be significantly different from that of a particular underlying commodity index), the tenor and the strike price of the option.

•

Volatility skew—the measure of the difference in implied volatility for options with identical underliers and expiry dates but with different strikes. The implied volatility for an option with a strike price that is above or below the current price of an underlying asset will typically deviate from the implied volatility for an option with a strike price equal to the current price of that same underlying asset.

•

Forward commercial paper rate–LIBOR basis—the basis added to the LIBOR rate when the commercial paper yield is expressed as a spread over the LIBOR rate. The basis to LIBOR is dependent on a number of factors, including, but not limited to, collateralization of the commercial paper, credit rating of the issuer, and the supply of commercial paper. The basis may become negative, i.e., the return for highly-rated commercial paper, such as asset-backed commercial paper, may be less than LIBOR.

•

Cash synthetic basis—the measure of the price differential between cash financial instruments (“cash instruments”) and their synthetic derivative-based equivalents (“synthetic instruments”). The range disclosed in the table above signifies the number of points by which the synthetic bond equivalent price is higher than the quoted price of the underlying cash bonds.

•

Implied weighted average cost of capital (“WACC”)—the WACC implied by the current value of equity in a discounted cash flow model. The model assumes that the cash flow assumptions, including projections, are fully reflected in the current equity value while the debt to equity ratio is held constant. The WACC theoretically represents the required rate of return to debt and equity investors, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Capitalization rate—the ratio between net operating income produced by an asset and its market value at the projected disposition date.

•

Funding spread—the difference between the general collateral rate (which refers to the rate applicable to a broad class of U.S. Treasury issuances) and the specific collateral rate (which refers to the rate applicable to a specific type of security pledged as collateral, such as a municipal bond). Repurchase agreements are discounted based on collateral curves. The curves are constructed as spreads over the corresponding OIS/ LIBOR curves, with the short end of the curve representing spreads over the corresponding OIS curves and the long end of the curve representing spreads over LIBOR.

Fair Value of Investments that Calculate Net Asset Value.

The Company’s Investments measured at fair value were $8,223 million and $8,346 million at March 31, 2013 and December 31, 2012, respectively. The following table presents information solely about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on net asset value at March 31, 2013 and December 31, 2012, respectively.

	At March 31, 2013		At December 31, 2012
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
	(dollars in millions)
Private equity funds	$2,291	$617	$2,179	$644
Real estate funds	1,377	214	1,376	221
Hedge funds(1):
Long-short equity hedge funds	473	—	475	—
Fixed income/credit-related hedge funds	84	—	86	—
Event-driven hedge funds	43	—	52	—
Multi-strategy hedge funds	315	3	321	3

Total	$4,583	$834	$4,489	$868

(1)	Fixed income/credit-related hedge funds, event-driven hedge funds, and multi-strategy hedge funds are redeemable at least on a six-month period basis primarily with a notice period of 90 days or less. At March 31, 2013, approximately 39% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 39% is redeemable every six months and 22% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at March 31, 2013 is primarily greater than six months. At December 31, 2012, approximately 36% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 38% is redeemable every six months and 26% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at December 31, 2012 is primarily greater than six months.

Private Equity Funds.    Amount includes several private equity funds that pursue multiple strategies including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments, and mezzanine capital. In addition, the funds may be structured with a focus on specific domestic or foreign geographic regions. These investments are generally not redeemable with the funds. Instead, the nature of the investments in this category is that distributions are received through the liquidation of the underlying assets of the fund. At March 31, 2013, it is estimated that 9% of the fair value of the funds will be liquidated in the next five years, another 58% of the fair value of the funds will be liquidated between five to 10 years and the remaining 33% of the fair value of the funds have a remaining life of greater than 10 years.

Real Estate Funds.    Amount includes several real estate funds that invest in real estate assets such as commercial office buildings, retail properties, multi-family residential properties, developments or hotels. In addition, the funds may be structured with a focus on specific geographic domestic or foreign regions. These investments are generally not redeemable with the funds. Distributions from each fund will be received as the underlying investments of the funds are liquidated. At March 31, 2013, it is estimated that 3% of the fair value of

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the funds will be liquidated within the next five years, another 49% of the fair value of the funds will be liquidated between five to 10 years and the remaining 48% of the fair value of the funds have a remaining life of greater than 10 years.

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

•

Long-short Equity Hedge Funds.    Amount includes investments in hedge funds that invest, long or short, in equities. Equity value and growth hedge funds purchase stocks perceived to be undervalued and sell stocks perceived to be overvalued. Investments representing approximately 8% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily two years or less at March 31, 2013.

•

Fixed Income/Credit-Related Hedge Funds.    Amount includes investments in hedge funds that employ long-short, distressed or relative value strategies in order to benefit from investments in undervalued or overvalued securities that are primarily debt or credit related. At March 31, 2013, investments representing approximately 8% of the fair value of the investments in fixed income/credit-related hedge funds cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was over three years at March 31, 2013.

•

Event-Driven Hedge Funds.    Amount includes investments in hedge funds that invest in event-driven situations such as mergers, hostile takeovers, reorganizations, or leveraged buyouts. This may involve the simultaneous purchase of stock in companies being acquired and the sale of stock in its acquirer, with the expectation to profit from the spread between the current market price and the ultimate purchase price of the target company. At March 31, 2013, there were no restrictions on redemptions.

•

Multi-strategy Hedge Funds.    Amount includes investments in hedge funds that pursue multiple strategies to realize short- and long-term gains. Management of the hedge funds has the ability to overweight or underweight different strategies to best capitalize on current investment opportunities. At March 31, 2013, investments representing approximately 57% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily two years or less at March 31, 2013. Investments representing approximately 9% of the fair value of the investments in multi-strategy hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was indefinite at March 31, 2013.

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models. The following tables present net gains (losses) due to changes in fair value for items

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measured at fair value pursuant to the fair value option election for the quarters ended March 31, 2013 and 2012, respectively:

	Trading	Interest Income (Expense)	Gains (Losses) Included in Net Revenues
	(dollars in millions)
Three Months Ended March 31, 2013
Federal funds sold and securities purchased under agreements to resell	$1	$1	$2
Deposits	14	(17)	(3)
Commercial paper and other short-term borrowings(1)	63	(1)	62
Securities sold under agreements to repurchase	(4)	(1)	(5)
Long-term borrowings(1)	91	(297)	(206)

Three Months Ended March 31, 2012
Federal funds sold and securities purchased under agreements to resell	$(4)	$1	$(3)
Deposits	10	(22)	(12)
Commercial paper and other short-term borrowings(1)	(129)	—	(129)
Securities sold under agreements to repurchase	(2)	(1)	(3)
Long-term borrowings(1)	(2,951)	(344)	(3,295)

(1)	Of the total gains (losses) recorded in Trading for short-term and long-term borrowings for the quarters ended March 31, 2013 and 2012, $(317) million and $(1,978) million, respectively, are attributable to changes in the credit quality of the Company, and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes before the impact of related hedges.

In addition to the amounts in the above table, as discussed in Note 2 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K, all of the instruments within Trading assets or Trading liabilities are measured at fair value, either through the election of the fair value option or as required by other accounting guidance. The amounts in the above table are included within Net revenues and do not reflect gains or losses on related hedging instruments, if any.

The Company hedges the economics of market risk for short-term and long-term borrowings (i.e., risks other than that related to the credit quality of the Company) as part of its overall trading strategy and manages the market risks embedded within the issuance by the related business unit as part of the business unit’s portfolio. The gains and losses on related economic hedges are recorded in Trading and largely offset the gains and losses on short-term and long-term borrowings attributable to market risk.

At March 31, 2013 and December 31, 2012, a breakdown of the short-term and long-term borrowings by business unit responsible for risk-managing each borrowing is shown in the table below:

	Short-term and Long-term Borrowings
Business Unit	At March 31, 2013	At December 31, 2012
	(dollars in millions)
Interest rates	$21,228	$23,330
Equity	18,746	17,326
Credit and foreign exchange	3,100	3,337
Commodities	698	776

Total	$43,772	$44,769

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information on the Company’s short-term and long-term borrowings (primarily structured notes), loans and unfunded lending commitments for which the fair value option was elected.

Gains (Losses) due to Changes in Instrument-Specific Credit Risk.

	Three Months Ended March 31,
	2013	2012
	(dollars in millions)
Short-term and long-term borrowings(1)	$(317)	$(1,978)
Loans(2)	60	293
Unfunded lending commitments(3)	134	407

(1)	The change in the fair value of short-term and long-term borrowings (primarily structured notes) includes an adjustment to reflect the change in credit quality of the Company based upon observations of the Company’s secondary bond market spreads.
(2)	Instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Gains (losses) were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period end.

Net Difference between Contractual Principal Amount and Fair Value.

	Contractual Principal Amount Exceeds Fair Value
	At March 31, 2013	At December 31, 2012
	(dollars in millions)
Short-term and long-term borrowings(1)	$(1,476)	$(436)
Loans(2)	23,992	25,249
Loans 90 or more days past due and/or on non-accrual status(2)(3)	19,334	20,456

(1)	These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.
(2)	The majority of this difference between principal and fair value amounts emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.
(3)	The aggregate fair value of loans that were in non-accrual status, which includes all loans 90 or more days past due, was $1,528 million and $1,360 million at March 31, 2013 and December 31, 2012, respectively. The aggregate fair value of loans that were 90 or more days past due was $813 million and $840 million at March 31, 2013 and December 31, 2012, respectively.

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

The following tables present, by caption on the condensed consolidated statements of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for the quarters ended March 31, 2013 and 2012, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2013.

		Fair Value Measurements Using:
	Carrying Value at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for 2013(1)
	(dollars in millions)
Loans(2)	$2,532	$—	$490	$2,042	$(9)
Other investments(3)	69	—	—	69	(18)
Premises, equipment and software costs(3)	25	—	—	25	(1)
Intangible assets(3)	2	—	—	2	(1)

Total	$2,628	$—	$490	$2,138	$(29)

(1)	Losses are recorded within Other expenses in the condensed consolidated statements of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.
(2)	Non-recurring changes in fair value for loans held for investment were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models. The non-recurring change in fair value for mortgage loans held for sale is based upon a valuation model incorporating market observable inputs.
(3)	Losses recorded were determined primarily using discounted cash flow models.

There were no liabilities measured at fair value on a non-recurring basis during the quarter ended March 31, 2013.

Three Months Ended March 31, 2012.

		Fair Value Measurements Using:
	Carrying Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for 2012(1)
	(dollars in millions)
Loans(2)	$298	$—	$144	$154	$(6)
Other investments(3)	47	—	—	47	(3)
Premises, equipment and software costs(3)	3	—	—	3	(1)
Intangible assets(4)	2	2	—	—	(2)

Total	$350	$2	$144	$204	$(12)

(1)	Losses are recorded within Other expenses in the condensed consolidated statements of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.
(2)	Non-recurring changes in fair value for loans held for investment were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models. The non-recurring change in fair value for mortgage loans held for sale is based upon a valuation model incorporating market observable inputs.
(3)	Losses recorded were determined primarily using discounted cash flow models.
(4)	Losses were determined using discounted cash flow models or a valuation technique incorporating an observable market index.

In addition to the losses included in the table above, there was a pre-tax gain of approximately $51 million (related to Other assets) included in discontinued operations in the quarter ended March 31, 2012 in connection with the disposition of Saxon (see Notes 1 and 21). This pre-tax gain was primarily due to the subsequent

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increase in the fair value of Saxon, which had incurred impairment losses of $98 million in the quarter ended December 31, 2011. The fair value of Saxon was determined based on the revised purchase price agreed upon with the buyer.

There were no liabilities measured at fair value on a non-recurring basis during the quarter ended March 31, 2012.

Financial Instruments Not Measured at Fair Value.

The tables below present the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the condensed consolidated statements of financial condition. The tables below exclude certain financial instruments such as equity method investments and all non-financial assets and liabilities such as the value of the long-term relationships with our deposit customers.

The carrying value of cash and cash equivalents, including Interest bearing deposits with banks, and other short-term financial instruments such as Federal funds sold and securities purchased under agreements to resell, Securities borrowed, Securities sold under agreements to repurchase, Securities loaned, certain Customer and other receivables and Customer and other payables arising in the ordinary course of business, Deposits, Commercial paper and other short-term borrowings and Other secured financings approximate fair value because of the relatively short period of time between their origination and expected maturity.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Not Measured at Fair Value at March 31, 2013 and December 31, 2012.

At March 31, 2013.

	At March 31, 2013		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Financial Assets:
Cash and due from banks	$17,773	$17,773	$17,773	$—	$—
Interest bearing deposits with banks	25,129	25,129	25,129	—	—
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	31,313	31,313	31,313	—	—
Federal funds sold and securities purchased under agreements to resell	139,542	139,695	—	138,334	1,361
Securities borrowed	135,727	135,726	—	135,574	152
Customer and other receivables(1)	57,422	57,295	—	51,656	5,639
Loans(2)	30,615	31,053	—	6,478	24,575

Financial Liabilities:
Deposits	$79,181	$79,181	$—	$79,181	$—
Commercial paper and other short-term borrowings	1,213	1,213	—	959	254
Securities sold under agreements to repurchase	118,705	118,837	—	107,677	11,160
Securities loaned	40,351	40,400	—	38,073	2,327
Other secured financings	6,670	6,693	—	3,436	3,257
Customer and other payables(1)	133,842	133,842	—	133,842	—
Long-term borrowings	122,632	125,618	—	115,726	9,892

(1)	Accrued interest, fees and dividend receivables and payables where carrying value approximates fair value have been excluded.
(2)	Includes all loans measured at fair value on a non-recurring basis.

The fair value of the Company's unfunded lending commitments, primarily related to corporate lending in the Institutional Securities business segment, that are not carried at fair value at March 31, 2013 was $756 million, of which $542 million and $214 million would be categorized in Level 2 and Level 3 of the fair value hierarchy, respectively. The carrying value of these commitments, if fully funded, would be $53.6 billion.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2012.

	At December 31, 2012		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Financial Assets:
Cash and due from banks	$20,878	$20,878	$20,878	$—	$—
Interest bearing deposits with banks	26,026	26,026	26,026	—	—
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	30,970	30,970	30,970	—	—
Federal funds sold and securities purchased under agreements to resell	133,791	133,792	—	133,035	757
Securities borrowed	121,701	121,705	—	121,691	14
Customer and other receivables(1)	59,702	59,634	—	53,532	6,102
Loans(2)	29,046	27,263	—	5,307	21,956

Financial Liabilities:
Deposits	$81,781	$81,781	$—	$81,781	$—
Commercial paper and other short-term borrowings	1,413	1,413	—	1,107	306
Securities sold under agreements to repurchase	122,311	122,389	—	111,722	10,667
Securities loaned	36,849	37,163	—	35,978	1,185
Other secured financings	6,261	6,276	—	3,649	2,627
Customer and other payables(1)	125,037	125,037	—	125,037	—
Long-term borrowings	125,527	126,683	—	116,511	10,172

(1)	Accrued interest, fees and dividend receivables and payables where carrying value approximates fair value have been excluded.
(2)	Includes all loans measured at fair value on a non-recurring basis.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Securities Available for Sale.

The following tables present information about the Company’s available for sale securities:

	At March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$13,938	$105	$2	$—	$14,041
U.S. agency securities	15,199	99	10	—	15,288

Total U.S. government and agency securities	29,137	204	12	—	29,329
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,370	2	15	—	2,357
Non-Agency	459	2	1	—	460
Auto loan asset-backed securities	2,171	3	1	—	2,173
Corporate bonds	3,530	15	3	—	3,542
Collateralized debt and loan obligations	677	—	—	—	677
FFELP student loan asset-backed securities(1)	2,884	25	1	—	2,908

Total Corporate and other debt	12,091	47	21	—	12,117

Total debt securities available for sale	41,228	251	33	—	41,446

Equity securities available for sale	15	—	7	—	8

Total	$41,243	$251	$40	$—	$41,454

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$14,351	$109	$2	$—	$14,458
U.S. agency securities	15,330	122	3	—	15,449

Total U.S. government and agency securities	29,681	231	5	—	29,907
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,197	6	4	—	2,199
Non-Agency	160	—	—	—	160
Auto loan asset-backed securities	1,993	4	1	—	1,996
Corporate bonds	2,891	13	3	—	2,901
FFELP student loan asset-backed securities(1)	2,675	23	—	—	2,698

Total Corporate and other debt	9,916	46	8	—	9,954

Total debt securities available for sale	39,597	277	13	—	39,861

Equity securities available for sale	15	—	7	—	8

Total	$39,612	$277	$20	$—	$39,869

(1)	Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present the fair value of investments in securities available for sale that are in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
At March 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$805	$2	$—	$—	$805	$2
U.S. agency securities	2,927	10	23	—	2,950	10

Total U.S. government and agency securities	3,732	12	23	—	3,755	12
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,703	15	—	—	1,703	15
Non-Agency	169	1	—	—	169	1
Auto loan asset-backed securities	1,072	1	—	—	1,072	1
Corporate bonds	907	3	—	—	907	3
FFELP student loan asset-backed securities	458	1	—	—	458	1

Total Corporate and other debt	4,309	21	—	—	4,309	21

Total debt securities available for sale	8,041	33	23	—	8,064	33

Equity securities available for sale	—	—	8	7	8	7

Total	$8,041	$33	$31	$7	$8,072	$40

	Less than 12 Months		12 Months or Longer		Total
At December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$1,012	$2	$—	$—	$1,012	$2
U.S. agency securities	1,534	3	27	—	1,561	3

Total U.S. government and agency securities	2,546	5	27	—	2,573	5
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,057	4	—	—	1,057	4
Auto loan asset-backed securities	710	1	—	—	710	1
Corporate bonds	934	3	—	—	934	3

Total Corporate and other debt	2,701	8	—	—	2,701	8

Total debt securities available for sale	5,247	13	27	—	5,274	13

Equity securities available for sale	8	7	—	—	8	7

Total	$5,255	$20	$27	$—	$5,282	$20

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized losses are recorded in Accumulated other comprehensive income.

For debt securities available for sale in an unrealized loss position, the Company does not intend to sell these securities or expect to be required to sell these securities prior to recovery of the amortized cost basis. In addition, the Company does not expect the U.S. government and agency securities to experience a credit loss given the explicit and implicit guarantee provided by the U.S. government. The Company believes that the debt securities with an unrealized loss in Accumulated other comprehensive income were not other-than-temporarily impaired at March 31, 2013.

For equity securities available for sale in an unrealized loss position, the Company does not intend to sell these securities or expect to be required to sell these securities prior to the recovery of the amortized cost basis. The Company believes that the equity securities with an unrealized loss in Accumulated other comprehensive income were not other-than-temporarily impaired at March 31, 2013.

The following table presents the amortized cost and fair value of debt securities available for sale by contractual maturity dates at March 31, 2013.

At March 31, 2013	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$1,550	$1,571	1.7%
After 1 year through 5 years	12,388	12,470	0.7%

Total	13,938	14,041

U.S. agency securities:
After 5 years through 10 years	2,017	2,029	1.1%
After 10 years	13,182	13,259	1.1%

Total	15,199	15,288

Total U.S. government and agency securities	29,137	29,329	0.9%

Corporate and other debt:
Commercial mortgage-backed securities:
Agency:
After 1 year through 5 years	487	487	0.9%
After 5 years through 10 years	547	547	0.9%
After 10 years	1,336	1,323	1.5%

Total	2,370	2,357

Non-Agency:
After 1 year through 5 years	105	105	1.1%
After 5 years through 10 years	38	38	0.8%
After 10 years	316	317	0.9%

Total	459	460

Auto loan asset-backed securities:
After 1 year through 5 years	1,982	1,984	0.7%
After 5 years through 10 years	189	189	0.6%

Total	2,171	2,173

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2013	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
Corporate bonds:
Due within 1 year	203	203	0.6%
After 1 year through 5 years	3,041	3,053	1.1%
After 5 years through 10 years	286	286	1.8%

Total	3,530	3,542

Collateralized debt and loan obligations:
After 1 year through 5 years	50	50	1.7%
After 10 years	627	627	1.4%

Total	677	677

FFELP student loan asset-backed securities:
After 1 year through 5 years	124	124	0.7%
After 5 years through 10 years	507	511	1.0%
After 10 years	2,253	2,273	1.1%

Total	2,884	2,908

Total Corporate and other debt	12,091	12,117	1.1%

Total debt securities available for sale	$41,228	$41,446	1.0%

See Note 7 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, auto loan asset-backed securities, FFELP student loan asset-backed securities and collateralized debt and loan obligations.

The following table presents information pertaining to sales of securities available for sale during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(dollars in millions)
Gross realized gains	$5	$2

Gross realized losses	$2	$1

Proceeds of sales of securities available for sale	$2,029	$—

Gross realized gains and losses are recognized in Other revenues in the condensed consolidated statements of income.

6.	Collateralized Transactions.

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The Company manages credit exposure arising from such transactions by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Company, in the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

event of a counterparty default (such as bankruptcy or a counterparty’s failure to pay or perform), the right to net a counterparty’s rights and obligations under such agreement and liquidate and setoff collateral against the net amount owed by the counterparty. The Company’s policy is generally to take possession of securities purchased under agreements to resell and securities borrowed, and to receive securities and cash posted as collateral (with rights of rehypothecation), although in certain cases the Company may agree for such collateral to be posted to a third party custodian under a tri-party arrangement that enables the Company to take control of such collateral in the event of a counterparty default. The Company also monitors the fair value of the underlying securities as compared with the related receivable or payable, including accrued interest, and, as necessary, requests additional collateral as provided under the applicable agreement to ensure such transactions are adequately collateralized. The following tables present information about the offsetting of these instruments and related collateral amounts. For information related to offsetting of derivatives, see Note 11.

	At March 31, 2013
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)(3)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Exposure
	(dollars in millions)
Assets
Federal funds sold and securities purchased under agreements to resell	$228,101	$(87,686)	$140,415	$(129,911)	$10,504
Securities borrowed	141,667	(5,940)	135,727	(115,717)	20,010

Liabilities
Securities sold under agreements to repurchase	$206,956	$(87,686)	$119,270	$(89,815)	$29,455
Securities loaned	46,291	(5,940)	40,351	(37,348)	3,003

(1)	Amounts include all instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.
(2)	Amounts relate to master netting arrangements and collateral arrangements which have been determined by the Company to be legally enforceable in the event of default.
(3)	Amounts are reported on a net basis in the condensed consolidated statements of financial condition when subject to a legally enforceable master netting arrangement and when certain other criteria are met in accordance with applicable offsetting accounting guidance.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2012
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)(3)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Exposure
	(dollars in millions)
Assets
Federal funds sold and securities purchased under agreements to resell	$203,448	$(69,036)	$134,412	$(126,303)	$8,109
Securities borrowed	127,002	(5,301)	121,701	(105,849)	15,852

Liabilities
Securities sold under agreements to repurchase	$191,710	$(69,036)	$122,674	$(103,521)	$19,153
Securities loaned	42,150	(5,301)	36,849	(30,395)	6,454

(1)	Amounts include all instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.
(2)	Amounts relate to master netting arrangements and collateral arrangements which have been determined by the Company to be legally enforceable in the event of default.
(3)	Amounts are reported on a net basis in the condensed consolidated statements of financial condition when subject to a legally enforceable master netting arrangement and when certain other criteria are met in accordance with applicable offsetting accounting guidance.

The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the review of margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies to reduce risk. Additionally, transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations. For these transactions, adherence to the Company’s collateral policies significantly limits the Company’s credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and, if necessary, may sell securities that have not been paid for or purchase securities sold but not delivered from customers. At March 31, 2013 and December 31, 2012, there were approximately $25.1 billion and $24.0 billion, respectively, of customer margin loans outstanding.

Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Company is deemed to be the primary beneficiary, and certain equity-linked notes and other secured borrowings. These liabilities are generally payable from the cash flows of the related assets accounted for as Trading assets (see Notes 7 and 10).

The Company pledges its trading assets to collateralize repurchase agreements and other securities financings. Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(pledged to various parties) in the condensed consolidated statements of financial condition. The carrying value and classification of Trading assets by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral were as follows:

	At March 31, 2013	At December 31, 2012
	(dollars in millions)
Trading assets:
U.S. government and agency securities	$14,125	$15,273
Other sovereign government obligations	4,569	3,278
Corporate and other debt	16,450	11,980
Corporate equities	9,130	26,377

Total	$44,274	$56,908

The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. The Company additionally receives securities as collateral in connection with certain securities-for-securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the condensed consolidated statements of financial condition. At March 31, 2013 and December 31, 2012, the fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $613 billion and $560 billion, respectively, and the fair value of the portion that had been sold or repledged was $469 billion and $397 billion, respectively.

At March 31, 2013 and December 31, 2012, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

	At March 31, 2013	At December 31, 2012
	(dollars in millions)
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	$31,313	$30,970
Securities(1)	13,999	13,424

Total	$45,312	$44,394

(1)	Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Federal funds sold and securities purchased under agreements to resell and Trading assets in the condensed consolidated statements of financial condition.

7.	Variable Interest Entities and Securitization Activities.

The Company is involved with various special purpose entities (“SPE”) in the normal course of business. In most cases, these entities are deemed to be VIEs.

The Company applies accounting guidance for consolidation of VIEs to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Except for certain asset management entities,

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Except for consolidated VIEs included in other structured financings and managed real estate partnerships in the tables below, the Company accounts for the assets held by the entities primarily in Trading assets and the liabilities of the entities as Other secured financings in the condensed consolidated statements of financial condition. For consolidated VIEs included in other structured financings, the Company accounts for the assets held by the entities primarily in Premises, equipment and software costs, and Other assets in the condensed consolidated statements of financial condition. For consolidated VIEs included in managed real estate partnerships, the Company accounts for the assets held by the entities primarily in Trading assets in the condensed consolidated statements of financial condition. Except for consolidated VIEs included in other structured financings, the assets and liabilities are measured at fair value, with changes in fair value reflected in earnings.

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

The following tables present information at March 31, 2013 and December 31, 2012 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis:

	At March 31, 2013
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$881	$—	$2,486	$992	$1,500
VIE liabilities	$565	$—	$134	$65	$176

	At December 31, 2012
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$978	$52	$2,394	$983	$1,676
VIE liabilities	$646	$16	$83	$65	$313

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s liabilities. At March 31, 2013 and December 31, 2012, managed real estate partnerships reflected nonredeemable noncontrolling interests in the Company’s condensed consolidated financial statements of $1,854 million and $1,804 million, respectively. The Company also had additional maximum exposure to losses of approximately $60 million and $58 million at March 31, 2013 and December 31, 2012, respectively. This additional exposure related primarily to certain derivatives (e.g., instead of purchasing senior securities, the Company has sold credit protection to synthetic CDOs through credit derivatives that are typically related to the most senior tranche of the CDO) and commitments, guarantees and other forms of involvement.

The following tables present information about certain non-consolidated VIEs in which the Company had variable interests at March 31, 2013 and December 31, 2012. The tables include all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. Most of the VIEs included in the tables below are sponsored by unrelated parties; the Company’s involvement generally is the result of the Company’s secondary market-making activities and securities held in its available for sale portfolio (see Note 5):

	At March 31, 2013
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$260,828	$18,864	$3,668	$1,742	$13,781
Maximum exposure to loss:
Debt and equity interests(2)	$22,170	$1,803	$190	$1,057	$2,984
Derivative and other contracts	35	33	2,174	—	248
Commitments, guarantees and other	51	—	—	669	562

Total maximum exposure to loss	$22,256	$1,836	$2,364	$1,726	$3,794

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$22,170	$1,803	$190	$672	$2,979
Derivative and other contracts	35	8	4	—	79

Total carrying value of exposure to loss—Assets	$22,205	$1,811	$194	$672	$3,058

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$4	$—	$—	$50
Commitments, guarantees and other	—	—	—	11	214

Total carrying value of exposure to loss—Liabilities	$—	$4	$—	$11	$264

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $21.8 billion of residential mortgages; $45.5 billion of commercial mortgages; $131.9 billion of U.S. agency collateralized mortgage obligations; and $61.6 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $0.9 billion of residential mortgages; $1.1 billion of commercial mortgages; $14.9 billion of U.S. agency collateralized mortgage obligations; and $5.3 billion of other consumer or commercial loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2012
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$251,689	$13,178	$3,390	$1,811	$14,029
Maximum exposure to loss:
Debt and equity interests(2)	$22,280	$1,173	$—	$1,053	$3,387
Derivative and other contracts	154	51	2,158	—	562
Commitments, guarantees and other	66	—	—	679	384

Total maximum exposure to loss	$22,500	$1,224	$2,158	$1,732	$4,333

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$22,280	$1,173	$—	$663	$3,387
Derivative and other contracts	156	8	4	—	174

Total carrying value of exposure to loss—Assets	$22,436	$1,181	$4	$663	$3,561

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$11	$2	$—	$—	$172
Commitments, guarantees and other	—	—	—	12	—

Total carrying value of exposure to loss—Liabilities	$11	$2	$—	$12	$172

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $18.3 billion of residential mortgages; $53.8 billion of commercial mortgages; $126.3 billion of U.S. agency collateralized mortgage obligations; and $53.3 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $1.0 billion of residential mortgages; $1.5 billion of commercial mortgages; $14.8 billion of U.S. agency collateralized mortgage obligations; and $5.0 billion of other consumer or commercial loans.

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

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $4.3 billion at March 31, 2013. These securities were either retained in connection with transfers of assets by the Company, acquired in connection with secondary market-making activities or held in the Company’s available for sale portfolio (see Note 5). Securities issued by securitization SPEs

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consist of $1.6 billion of securities backed primarily by residential mortgage loans, $0.5 billion of securities backed by U.S. agency collateralized mortgage obligations, $0.7 billion of securities backed by commercial mortgage loans, $0.6 billion of securities backed by collateralized debt obligations or collateralized loan obligations and $0.9 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. The Company’s primary risk exposure is to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Trading assets—Corporate and other debt or Securities available for sale and are measured at fair value (see Note 4). The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Company’s maximum exposure to loss generally equals the fair value of the securities owned.

The Company’s transactions with VIEs primarily include securitizations, municipal tender option bond trusts, credit protection purchased through CLNs, other structured financings, collateralized loan and debt obligations, equity-linked notes, managed real estate partnerships and asset management investment funds. The Company’s continuing involvement in VIEs that it does not consolidate can include ownership of retained interests in Company-sponsored transactions, interests purchased in the secondary market (both for Company-sponsored transactions and transactions sponsored by third parties), derivatives with securitization SPEs (primarily interest rate derivatives in commercial mortgage and residential mortgage securitizations and credit derivatives in which the Company has purchased protection in synthetic CDOs), and as servicer in residential mortgage securitizations in the U.S. and Europe and commercial mortgage securitizations in Europe. Such activities are further described in Note 7 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K.

Transfers of Assets with Continuing Involvement.

The following tables present information at March 31, 2013 regarding transactions with SPEs in which the Company, acting as principal, transferred financial assets with continuing involvement and received sales treatment:

	At March 31, 2013
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other
	(dollars in millions)
SPE assets (unpaid principal balance)(1)	$34,516	$53,905	$18,614	$12,956
Retained interests (fair value):
Investment grade	$1	$52	$1,100	$—
Non-investment grade	83	90	—	1,403

Total retained interests (fair value)	$84	$142	$1,100	$1,403

Interests purchased in the secondary market (fair value):
Investment grade	$58	$90	$44	$404
Non-investment grade	92	29	—	24

Total interests purchased in the secondary market (fair value)	$150	$119	$44	$428

Derivative assets (fair value)	$—	$915	$—	$171
Derivative liabilities (fair value)	$2	$—	$—	$239

(1)	Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At March 31, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$1,101	$52	$1,153
Non-investment grade	—	91	1,485	1,576

Total retained interests (fair value)	$—	$1,192	$1,537	$2,729

Interests purchased in the secondary market (fair value):
Investment grade	$—	$596	$—	$596
Non-investment grade	—	110	35	145

Total interests purchased in the secondary market (fair value)	$—	$706	$35	$741

Derivative assets (fair value)	$—	$775	$311	$1,086
Derivative liabilities (fair value)	$—	$237	$4	$241

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

Net gains on sales of assets in securitization transactions at the time of the sale were not material in the quarters ended March 31, 2013 and 2012, respectively.

During the quarters ended March 31, 2013 and 2012, the Company received proceeds from new securitization transactions of $7.5 billion and $6.0 billion, respectively. During the quarters ended March 31, 2013 and 2012, the Company received proceeds from cash flows from retained interests in securitization transactions of $1.2 billion and $1.7 billion, respectively.

The Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company (see Note 12).

Failed Sales.

In order to be treated as a sale of assets for accounting purposes, a transaction must meet all of the criteria stipulated in the accounting guidance for the transfer of financial assets. If the transfer fails to meet these criteria, that transfer of financial assets is treated as a failed sale. In such case for transfers to VIEs and securitizations, the Company continues to recognize the assets in Trading assets, and the Company recognizes the associated liabilities in Other secured financings in the condensed consolidated statements of financial condition.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the carrying value (equal to fair value) of assets and liabilities resulting from transfers of financial assets treated by the Company as secured financings:

	At March 31, 2013		At December 31, 2012
	Carrying Value of		Carrying Value of
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Credit-linked notes	$221	$203	$283	$222
Equity-linked transactions	347	343	422	405
Other	37	36	29	28

Mortgage Servicing Activities.

Mortgage Servicing Rights.    The Company may retain servicing rights to certain mortgage loans that are sold. These transactions create an asset referred to as MSRs, which totaled approximately $8 million and $7 million at March 31, 2013 and December 31, 2012, respectively, and are included within Intangible assets and carried at fair value in the condensed consolidated statements of financial condition.

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

The Company provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets and are recorded at cost, net of allowances. Advances at March 31, 2013 and December 31, 2012 totaled approximately $64 million and $49 million, respectively. There were no allowances at March 31, 2013 and December 31, 2012.

The following tables present information about the Company’s mortgage servicing activities for SPEs to which the Company transferred loans at March 31, 2013 and December 31, 2012:

	At March 31, 2013
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs	Commercial Mortgage Consolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$750	$914	$4,395	$—
Amounts past due 90 days or greater (unpaid principal balance)(1)	$80	$49	$—	$—
Percentage of amounts past due 90 days or greater(1)	10.6%	5.4%	—	—
Credit losses	$1	$4	$—	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2012
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs	Commercial Mortgage Consolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$821	$1,141	$4,760	$—
Amounts past due 90 days or greater (unpaid principal balance)(1)	$86	$43	$—	$—
Percentage of amounts past due 90 days or greater(1)	10.4%	3.8%	—	—
Credit losses	$3	$2	$—	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

8.	Financing Receivables and Allowance for Credit Losses.

Loans held for investment.

The Company’s loans held for investment are recorded at amortized cost and classified as Loans in the condensed consolidated statements of financial condition.

The Company’s loans held for investment at March 31, 2013 and December 31, 2012 included the following:

	At March 31, 2013	At December 31, 2012
	(dollars in millions)
Commercial and industrial	$11,009	$9,449
Consumer loans	8,200	7,618
Residential real estate loans	6,929	6,630
Wholesale real estate loans	328	326

Total loans held for investment, gross of allowance for loan losses	26,466	24,023
Allowance for loan losses	(129)	(106)

Total loans held for investment, net of allowance for loan losses	$26,337	$23,917

The above table does not include loans held for sale of $4,278 million and $5,129 million at March 31, 2013 and December 31, 2012, respectively.

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

Commercial and industrial loans of approximately $49 million were impaired at March 31, 2013. Approximately 99% of the Company’s loan portfolio was current at March 31, 2013. Commercial and industrial loans of

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $19 million and residential real estate loans of approximately $1 million were impaired at December 31, 2012. Approximately 99% of the Company’s loan portfolio was current at December 31, 2012.

The Company assigned an internal grade of “doubtful” to certain commercial asset-backed and wholesale real estate loans totaling $72 million and $25 million at March 31, 2013 and December 31, 2012, respectively. Doubtful loans can be classified as current if the borrower is making payments in accordance with the loan agreement. The Company assigned an internal grade of “pass” to the majority of its remaining loan portfolio.

For a description of the Company’s loan portfolio and credit quality indicators utilized in its credit monitoring process, see Note 8 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K.

The table below summarizes information about the allowance for loan losses, loans by impairment methodology, the allowance for lending-related commitments and lending-related commitments by impairment methodology.

	Commercial and Industrial	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for loan losses:
Balance at December 31, 2012	$96	$3	$5	$2	$106
Gross charge-offs	(3)	—	(1)	—	(4)

Net charge-offs	(3)	—	(1)	—	(4)

Provision for loan losses(1)	30	(2)	(1)	—	27

Balance at March 31, 2013	$123	$1	$3	$2	$129

Allowance for loan losses by impairment methodology:
Collectively evaluated for impairment	$112	$1	$3	$2	$118
Individually evaluated for impairment	11	—	—	—	11

Total allowance for loan losses at March 31, 2013	$123	$1	$3	$2	$129

Loans evaluated by impairment methodology(2):
Collectively evaluated for impairment	$10,933	$8,200	$6,925	$328	$26,386
Individually evaluated for impairment	76	—	4	—	80

Total loan evaluated at March 31, 2013	$11,009	$8,200	$6,929	$328	$26,466

Allowance for lending-related commitments:
Balance at December 31, 2012	$90	$—	$—	$1	$91
Provision for lending-related commitments(3)	12	—	—	—	12

Balance at March 31, 2013	$102	$—	$—	$1	$103

Allowance for lending-related commitments by impairment methodology:
Collectively evaluated for impairment	$98	$—	$—	$1	$99
Individually evaluated for impairment	4	—	—	—	4

Total allowance for lending-related commitments at March 31, 2013	$102	$—	$—	$1	$103

Lending-related commitments evaluated by impairment methodology:
Collectively evaluated for impairment	$46,792	$1,579	$1,105	$262	$49,738
Individually evaluated for impairment	1	—	—	—	1

Total lending-related commitments evaluated at March 31, 2013	$46,793	$1,579	$1,105	$262	$49,739

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The Company records charges to the provisions for loan losses within Other revenues.
(2)	Balances are gross of the allowance and represent recorded investment in the loans.
(3)	The Company records charges to the provisions for lending-related commitments within Other non-interest expenses.

	Commercial and Industrial	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for loan losses:
Balance at December 31, 2011	$14	$1	$1	$1	$17
Gross charge-offs	(2)	—	—	—	(2)
Gross recoveries	1	—	—	—	1

Net charge-offs	(1)	—	—	—	(1)

Provision for loan losses(1)	8	1	1	—	10

Balance at March 31, 2012	$21	$2	$2	$1	$26

Allowance for loan losses by impairment methodology:
Collectively evaluated for impairment	$94	$3	$5	$2	$104
Individually evaluated for impairment	2	—	—	—	2

Total allowance for loan losses at December 31, 2012	$96	$3	$5	$2	$106

Loans evaluated by impairment methodology(2):
Collectively evaluated for impairment	$9,419	$7,618	$6,629	$326	$23,992
Individually evaluated for impairment	30	—	1	—	31

Total loan evaluated at December 31, 2012	$9,449	$7,618	$6,630	$326	$24,023

Allowance for lending-related commitments:
Balance at December 31, 2011	$19	$(3)	$—	$2	$18
Provision for lending-related commitments(3)	(6)	(2)	—	—	(8)

Balance at March 31, 2012	$13	$(5)	$—	$2	$10

Allowance for lending-related commitments by impairment methodology:
Collectively evaluated for impairment	$86	$—	$—	$1	$87
Individually evaluated for impairment	4	—	—	—	4

Total allowance for lending-related commitments at December 31, 2012	$90	$—	$—	$1	$91

Lending-related commitments evaluated by impairment methodology:
Collectively evaluated for impairment	$44,079	$1,406	$712	$101	$46,298
Individually evaluated for impairment	47	—	—	—	47

Total lending-related commitments evaluated at December 31, 2012	$44,126	$1,406	$712	$101	$46,345

(1)	The Company records charges to the provisions for loan losses within Other revenues.
(2)	Balances are gross of the allowance and represent recorded investment in the loans.
(3)	The Company records charges to the provisions for lending-related commitments within Other non-interest expenses.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Loans.

Employee loans are granted primarily in conjunction with a program established in the Global Wealth Management Group business segment to retain and recruit certain employees. These loans are recorded in Customer and other receivables in the condensed consolidated statements of financial condition. These loans are full recourse, generally require periodic payments and have repayment terms ranging from one to 12 years. The Company establishes a reserve for loan amounts it does not consider recoverable, which is recorded in Compensation and benefits expense. At March 31, 2013, the Company had $5,602 million of employee loans, net of an allowance of approximately $135 million. At December 31, 2012, the Company had $5,998 million of employee loans, net of an allowance of approximately $131 million.

The Company has also granted loans to other employees primarily in conjunction with certain after-tax leveraged investment arrangements. At March 31, 2013, the balance of these loans was $164 million, net of an allowance of approximately $104 million. At December 31, 2012, the balance of these loans was $172 million, net of an allowance of approximately $108 million. The Company establishes a reserve for non-recourse loan amounts not recoverable from employees, which is recorded in Other expense.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company completed its annual goodwill impairment testing at July 1, 2012. The Company’s testing did not indicate any goodwill impairment as each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value. Adverse market or economic events could result in impairment charges in future periods. At December 31, 2012, each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value.

Goodwill.

Changes in the carrying amount of the Company’s goodwill, net of accumulated impairment losses for the quarter ended March 31, 2013, were as follows:

	Institutional Securities(1)	Global Wealth Management Group(1)	Asset Management	Total
	(dollars in millions)
Goodwill at December 31, 2012(2)	$337	$5,573	$740	$6,650
Goodwill disposed of during the period(3)	(17)	—	—	(17)

Goodwill at March 31, 2013(2)	$320	$5,573	$740	$6,633

(1)	On January 1, 2013, the International Wealth Management business was transferred from the Global Wealth Management Group business segment to the Equity division within the Institutional Securities business segment. Accordingly, prior period amounts have been recast to reflect the International Wealth Management business as part of the Institutional Securities business segment.
(2)	The amount of the Company’s goodwill before accumulated impairments of $700 million, which included $673 million related to the Institutional Securities business segment and $27 million related to the Asset Management business segment, was $7,333 million and $7,350 million at March 31, 2013 and December 31, 2012, respectively.
(3)	In 2011, the Company announced that it had reached an agreement with the employees of its in-house quantitative proprietary trading unit, Process Driven Trading (“PDT”), whereby PDT employees will acquire certain assets from the Company and launch an independent advisory firm. This transaction closed on January 1, 2013.

Net Intangible Assets.

Changes in the carrying amount of the Company’s intangible assets for the quarter ended March 31, 2013 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Amortizable net intangible assets at December 31, 2012	$175	$3,600	$1	$3,776
Mortgage servicing rights (see Note 7)	—	7	—	7

Net intangible assets at December 31, 2012	$175	$3,607	$1	$3,783

Amortizable net intangible assets at December 31, 2012	$175	$3,600	$1	$3,776
Foreign currency translation adjustments and other	(3)	—	—	(3)
Amortization expense	(3)	(83)	—	(86)
Impairment losses(1)	(1)	—	—	(1)

Amortizable net intangible assets at March 31, 2013	168	3,517	1	3,686
Mortgage servicing rights (see Note 7)	—	8	—	8

Net intangible assets at March 31, 2013	$168	$3,525	$1	$3,694

(1)	Impairment losses are recorded within Other expenses.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Long-Term Borrowings and Other Secured Financings.

The Company’s long-term borrowings included the following components:

	At March 31, 2013	At December 31, 2012
	(dollars in millions)
Senior debt	$154,531	$158,899
Subordinated debt	5,783	5,845
Junior subordinated debentures	4,828	4,827

Total	$165,142	$169,571

During the quarter ended March 31, 2013, the Company issued and reissued notes with a principal amount of approximately $10 billion including the Company’s issuance of $4.5 billion in senior unsecured debt on February 25, 2013. During the quarter ended March 31, 2013, approximately $12 billion in aggregate long-term borrowings matured or were retired.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.3 years at March 31, 2013 and December 31, 2012.

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

The Company’s other secured financings consisted of the following:

	At March 31, 2013	At December 31, 2012
	(dollars in millions)
Secured financings with original maturities greater than one year	$12,700	$14,431
Secured financings with original maturities one year or less	3,012	641
Failed sales(1)	582	655

Total(2)	$16,294	$15,727

(1)	For more information on failed sales, see Note 7.
(2)	Amounts include $9,624 million and $9,466 million at fair value at March 31, 2013 and December 31, 2012, respectively.

11.	Derivative Instruments and Hedging Activities.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with its derivative activities, the Company generally enters into master netting arrangements and collateral arrangements with its counterparties. These agreements provide the Company with the right, in the event of a default by the counterparty (such as bankruptcy or a failure to pay or perform), to net a counterparty's rights and obligations under the agreement and to liquidate and setoff collateral against any net amount owed by the counterparty. The Company’s policy is generally to receive securities and cash posted as collateral (with rights of rehypothecation), although in certain cases the Company may agree for such collateral to be posted to a third party custodian under a control agreement that enables the Company to take control of such collateral in the event of a counterparty default. The following tables present information about the offsetting of derivative instruments and related collateral amounts. See information related to offsetting of certain collateralized transactions in Note 6.

	At March 31, 2013
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)(3)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition(2)		Net Exposure
				Financial Instruments Collateral	Other Cash Collateral
	(dollars in millions)
Derivative assets
Bilateral OTC	$549,368	$(519,065)	$30,303	$(6,688)	$(135)	$23,480
Cleared OTC(4)	315,330	(315,138)	192	—	—	192
Exchange traded	27,246	(21,912)	5,334	—	—	5,334

Total derivative assets	$891,944	$(856,115)	$35,829	$(6,688)	$(135)	$29,006

Derivative liabilities
Bilateral OTC	$524,588	$(492,049)	$32,539	$(7,973)	$(82)	$24,484
Cleared OTC(4)	314,030	(313,986)	44	—	—	44
Exchange traded	29,981	(21,912)	8,069	(1,853)	—	6,216

Total derivative liabilities	$868,599	$(827,947)	$40,652	$(9,826)	$(82)	$30,744

(1)	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.
(2)	Amounts relate to master netting arrangements and collateral arrangements which have been determined by the Company to be legally enforceable in the event of default.
(3)	Amounts are reported on a net basis in the condensed consolidated statements of financial condition when subject to a legally enforceable master netting arrangement and when certain other criteria are met in accordance with applicable offsetting accounting guidance.
(4)	Includes OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2012
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)(3)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition(2)		Net Exposure
				Financial Instruments Collateral	Other Cash Collateral
	(dollars in millions)
Derivative assets
Bilateral OTC	$604,713	$(573,844)	$30,869	$(7,691)	$(232)	$22,946
Cleared OTC(4)	375,233	(374,546)	687	—	—	687
Exchange traded	24,305	(19,664)	4,641	—	—	4,641

Total derivative assets	$1,004,251	$(968,054)	$36,197	$(7,691)	$(232)	$28,274

Derivative Liabilities
Bilateral OTC	$578,018	$(547,285)	$30,733	$(7,871)	$(64)	$22,798
Cleared OTC(4)	374,960	(374,866)	94	—	(23)	71
Exchange traded	25,795	(19,664)	6,131	(1,028)	—	5,103

Total derivative liabilities	$978,773	$(941,815)	$36,958	$(8,899)	$(87)	$27,972

(1)	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.
(2)	Amounts relate to master netting arrangements and collateral arrangements which have been determined by the Company to be legally enforceable in the event of default.
(3)	Amounts are reported on a net basis in the condensed consolidated statements of financial condition when subject to a legally enforceable master netting arrangement and when certain other criteria are met in accordance with applicable offsetting accounting guidance.
(4)	Includes OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.

The Company incurs credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the derivative contracts reported as assets. The fair value of a derivative represents the amount at which the derivative could be exchanged in an orderly transaction between market participants and is further described in Note 2 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K and Note 4.

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at March 31, 2013 and December 31, 2012, respectively. Fair value is presented in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Trading Assets at March 31, 2013(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post-Collateral
Credit Rating(2)	Less than 1	1 - 3	3 - 5	Over 5
	(dollars in millions)
AAA	$396	$468	$1,318	$5,553	$(4,819)	$2,916	$2,682
AA	2,251	2,094	2,848	10,133	(11,349)	5,977	4,514
A	8,299	9,894	12,251	26,845	(49,419)	7,870	6,227
BBB	2,762	4,255	3,063	18,143	(19,725)	8,498	7,303
Non-investment grade	2,285	2,548	1,672	3,669	(5,075)	5,099	2,946

Total	$15,993	$19,259	$21,152	$64,343	$(90,387)	$30,360	$23,672

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared OTC derivatives. The table does not include exchange-traded derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Trading Assets at December 31, 2012(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post-Collateral
Credit Rating(2)	Less than 1	1 - 3	3 - 5	Over 5
	(dollars in millions)
AAA	$353	$551	$1,299	$6,121	$(4,851)	$3,473	$3,088
AA	2,125	3,635	2,958	10,270	(12,761)	6,227	4,428
A	6,643	9,596	14,228	29,729	(50,722)	9,474	7,638
BBB	2,673	3,970	3,704	18,586	(21,713)	7,220	5,754
Non-investment grade	2,091	2,855	2,142	4,538	(6,696)	4,930	2,725

Total	$13,885	$20,607	$24,331	$69,244	$(96,743)	$31,324	$23,633

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared OTC derivatives. The table does not include exchange-traded derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

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

The following tables summarize the fair value of derivative instruments designated as accounting hedges and the fair value of derivative instruments not designated as accounting hedges by type of derivative contract on a gross basis. Fair values of derivative contracts in an asset position are included in Trading assets and fair values of derivative contracts in a liability position are reflected in Trading liabilities in the condensed consolidated statements of financial condition (see Note 4):

	Assets at March 31, 2013		Liabilities at March 31, 2013
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$7,585	$76,175	$276	$5,030
Foreign exchange contracts	650	10,812	102	4,559

Total derivatives designated as accounting hedges	8,235	86,987	378	9,589

Derivatives not designated as accounting hedges(1):
Interest rate contracts	705,498	18,634,245	686,108	18,577,861
Credit contracts	62,265	1,865,650	59,057	1,791,783
Foreign exchange contracts	49,774	2,025,369	51,607	2,088,219
Equity contracts	44,517	694,383	50,596	714,161
Commodity contracts	21,565	403,627	20,820	360,219
Other	90	4,167	33	3,623

Total derivatives not designated as accounting hedges	883,709	23,627,441	868,221	23,535,866

Total derivatives	$891,944	$23,714,428	$868,599	$23,545,455
Cash collateral netting	(67,743)	—	(39,575)	—
Counterparty netting	(788,372)	—	(788,372)	—

Total derivatives	$35,829	$23,714,428	$40,652	$23,545,455

(1)	Notional amounts include gross notionals related to open long and short futures contracts of $73 billion and $71 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $900 million and $4 million is included in Customer and other receivables and Customer and other payables, respectively, on the condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Assets at December 31, 2012		Liabilities at December 31, 2012
	Fair Value	Notional	Fair Value	Notional
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$8,347	$75,115	$168	$2,660
Foreign exchange contracts	367	10,291	319	17,156

Total derivatives designated as accounting hedges	8,714	85,406	487	19,816

Derivatives not designated as accounting hedges(1):
Interest rate contracts	815,454	18,130,030	793,936	17,682,566
Credit contracts	68,267	1,932,786	64,494	1,867,807
Foreign exchange contracts	52,427	1,841,186	56,094	1,886,073
Equity contracts	38,600	587,700	41,870	587,199
Commodity contracts	20,646	341,556	21,831	325,101
Other	143	4,908	61	5,161

Total derivatives not designated as accounting hedges	995,537	22,838,166	978,286	22,353,907

Total derivatives	$1,004,251	$22,923,572	$978,773	$22,373,723
Cash collateral netting	(69,248)	—	(43,009)	—
Counterparty netting	(898,806)	—	(898,806)	—

Total derivatives	$36,197	$22,923,572	$36,958	$22,373,723

(1)	Notional amounts include gross notionals related to open long and short futures contracts of $73 billion and $68 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $1,073 million and $24 million is included in Customer and other receivables and Customer and other payables, respectively, on the condensed consolidated statements of financial condition.

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for the quarters ended March 31, 2013 and 2012, respectively.

Derivatives Designated as Fair Value Hedges.

The following table presents gains (losses) reported on derivative instruments and the related hedge item as well as the hedge ineffectiveness included in Interest expense in the condensed consolidated statements of income from interest rate contracts:

	Gains (Losses) Recognized
	Three Months Ended March 31,
Product Type	2013	2012
	(dollars in millions)
Derivatives	$(872)	$(546)
Borrowings	1,162	698

Total	$290	$152

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives Designated as Net Investment Hedges.

	Gains (Losses) Recognized in OCI (effective portion)
	Three Months Ended March 31,
Product Type	2013	2012
	(dollars in millions)
Foreign exchange contracts(1)	$308	$21

Total	$308	$21

(1)	Losses of $32 million and $66 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarters ended March 31, 2013 and 2012, respectively.

The table below summarizes gains (losses) on derivative instruments not designated as accounting hedges for the quarters ended March 31, 2013 and 2012, respectively:

	Gains (Losses) Recognized in Income(1)(2)
	Three Months Ended March 31,
Product Type	2013	2012
	(dollars in millions)
Interest rate contracts	$(144)	$1,607
Credit contracts	(80)	(672)
Foreign exchange contracts	807	595
Equity contracts	(3,032)	(828)
Commodity contracts	423	(576)
Other contracts	(2)	55

Total derivative instruments	$(2,028)	$181

(1)	Gains (losses) on derivative contracts not designated as hedges are primarily included in Trading in the condensed consolidated statements of income.
(2)	Gains (losses) associated with certain derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Trading in the condensed consolidated statements of income.

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $57 million and $53 million at March 31, 2013 and December 31, 2012, respectively and a notional value of $2,149 million and $2,178 million at March 31, 2013 and December 31, 2012, respectively. The Company recognized losses of $2 million and gains of $7 million related to changes in the fair value of its bifurcated embedded derivatives for the quarters ended March 31, 2013 and 2012, respectively.

At March 31, 2013 and December 31, 2012, the amount of payables associated with cash collateral received that was netted against derivative assets was $67.7 billion and $69.2 billion, respectively, and the amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $39.6 billion and $43.0 billion, respectively. Cash collateral receivables and payables of $140 million and $99 million, respectively, at March 31, 2013 and $158 million and $34 million, respectively, at December 31, 2012, were not offset against certain contracts that did not meet the definition of a derivative.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit-Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit ratings downgrade. At March 31, 2013, the aggregate fair value of OTC derivative contracts that contain credit-risk-related contingent features that are in a net liability position totaled $30,396 million, for which the Company has posted collateral of $26,568 million, in the normal course of business. The long-term credit ratings on the Company by Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”) are currently at different levels (commonly referred to as “split ratings”). At March 31, 2013, the future potential collateral amounts, termination payments or other contractual amounts that could be called by counterparties in the event of a downgrade of the Company’s long-term credit rating under various scenarios are: $397 million (Baa1 Moody’s/BBB+ S&P) and $2,257 million (Baa2 Moody’s/BBB S&P). Of these amounts, $2,125 million at March 31, 2013 related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

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

The tables below summarize the notional and fair value of protection sold and protection purchased through credit default swaps at March 31, 2013 and December 31, 2012:

	At March 31, 2013
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$1,004,144	$1,412	$960,778	$(1,299)
Index and basket credit default swaps	550,972	4,930	458,150	(4,550)
Tranched index and basket credit default swaps	271,525	905	411,864	(4,606)

Total	$1,826,641	$7,247	$1,830,792	$(10,455)

	At December 31, 2012
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$1,069,474	$2,889	$1,029,543	$(2,456)
Index and basket credit default swaps	551,630	5,664	454,800	(5,124)
Tranched index and basket credit default swaps	272,088	2,330	423,058	(7,076)

Total	$1,893,192	$10,883	$1,907,401	$(14,656)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the credit ratings and maturities of protection sold through credit default swaps and other credit contracts at March 31, 2013:

	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$1,809	$5,780	$16,531	$3,673	$27,793	$(61)
AA	10,141	17,863	36,987	6,476	71,467	(557)
A	64,263	68,132	67,702	9,668	209,765	(2,343)
BBB	119,304	130,055	138,543	30,832	418,734	312
Non-investment grade	84,290	88,959	86,589	16,547	276,385	4,061

Total	279,807	310,789	346,352	67,196	1,004,144	1,412

Index and basket credit default swaps(3):
AAA	42,730	53,491	50,189	14,238	160,648	(1,574)
AA	1,159	10,123	12,124	8,375	31,781	(161)
A	4,349	5,562	11,546	2,517	23,974	216
BBB	31,459	103,097	125,754	32,271	292,581	(397)
Non-investment grade	66,319	68,392	139,218	39,584	313,513	7,751

Total	146,016	240,665	338,831	96,985	822,497	5,835

Total credit default swaps sold	$425,823	$551,454	$685,183	$164,181	$1,826,641	$7,247

Other credit contracts(4)(5)	$466	$82	$138	$1,139	$1,825	$(195)

Total credit derivatives and other credit contracts	$426,289	$551,536	$685,321	$165,320	$1,828,466	$7,052

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the terms of the contracts.
(3)	Credit ratings are calculated internally.
(4)	Other credit contracts include CLNs, CDOs and credit default swaps that are considered hybrid instruments.
(5)	Fair value amount shown represents the fair value of the hybrid instruments.

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

Purchased Credit Protection with Identical Underlying Reference Obligations.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $1.4 trillion and $1.5 trillion at March 31, 2013 and December 31, 2012, respectively, compared with a notional amount of approximately $1.6 trillion at both March 31, 2013 and December 31, 2012, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations.

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

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at March 31, 2013 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at March 31, 2013
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$1,460	$9	$—	$1	$1,470
Investment activities	778	100	36	273	1,187
Primary lending commitments—investment grade(1)	7,353	10,801	34,106	926	53,186
Primary lending commitments—non-investment grade(1)	818	4,711	10,337	1,919	17,785
Secondary lending commitments(2)	78	41	27	40	186
Commitments for secured lending transactions	340	—	—	—	340
Forward starting reverse repurchase agreements and securities borrowing agreements(3)(4)	63,397	—	—	—	63,397
Commercial and residential mortgage-related commitments	1,125	18	179	193	1,515
Underwriting commitments	40	—	—	—	40
Other commitments	1,763	340	115	100	2,318

Total	$77,152	$16,020	$44,800	$3,452	$141,424

(1)	This amount includes $36.9 billion of investment grade and $9.5 billion of non-investment grade unfunded commitments accounted for as held for investment and $1.1 billion of investment grade and $2.8 billion of non-investment grade unfunded commitments accounted for as held for sale at March 31, 2013. The remainder of these lending commitments is carried at fair value.
(2)	These commitments are recorded at fair value within Trading assets and Trading liabilities in the condensed consolidated statements of financial condition (see Note 4).
(3)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to March 31, 2013 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and of the total amount at March 31, 2013, $55.3 billion settled within three business days.
(4)	The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $2.3 billion.

The above table does not include the Company’s commitment to purchase an additional 35% of the Wealth Management JV for $4.725 billion upon obtaining all regulatory approvals (see Note 3).

For further description of these commitments, refer to Note 13 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K.

The Company sponsors several non-consolidated investment funds for third-party investors where the Company typically acts as general partner of, and investment advisor to, these funds and typically commits to invest a

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at March 31, 2013:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)	$425,823	$551,454	$685,183	$164,181	$1,826,641	$7,247	$—
Other credit contracts	466	82	138	1,139	1,825	(195)	—
Non-credit derivative contracts(1)	1,147,217	766,393	321,798	397,311	2,632,719	71,979	—
Standby letters of credit and other financial guarantees issued(2)(3)	735	1,246	1,484	5,504	8,969	(205)	7,090
Market value guarantees	—	83	101	541	725	10	106
Liquidity facilities	2,342	148	—	—	2,490	(4)	3,723
Whole loan sales representations and warranties	—	—	—	23,967	23,967	82	—
Securitization representations and warranties	—	—	—	70,927	70,927	35	—
General partner guarantees	71	45	32	165	313	74	—

(1)	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 11.
(2)	Approximately $2.1 billion of standby letters of credit are also reflected in the “Commitments” table above in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Trading assets or Trading liabilities in the condensed consolidated statements of financial condition.
(3)	Amounts include guarantees issued by consolidated real estate funds sponsored by the Company of approximately $85.4 million. These guarantees relate to obligations of the fund’s investee entities, including guarantees related to capital expenditures and principal and interest debt payments. Accrued losses under these guarantees of approximately $3.9 million are reflected as a reduction of the carrying value of the related fund investments, which are reflected in Trading assets on the condensed consolidated statement of financial condition.

For further description of these guarantees, refer to Note 13 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K.

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

•

Trust Preferred Securities.    The Company has established Morgan Stanley Capital Trusts for the limited purpose of issuing trust preferred securities to third parties and lending the proceeds to the Company in exchange for junior subordinated debentures. The Company has directly guaranteed the repayment of the trust preferred securities to the holders thereof to the extent that the Company has made payments to a Morgan Stanley Capital Trust on the junior subordinated debentures. In the event that the Company does not make payments to a Morgan Stanley Capital Trust, holders of such series of trust preferred securities would not be able to rely upon the guarantee for payment of those amounts. The Company has not recorded any liability in the condensed consolidated financial statements for these guarantees and believes that the occurrence of any events (i.e., non-performance on the part of the paying agent) that would trigger payments under these contracts is remote. See Note 11 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K for details on the Company’s junior subordinated debentures.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act, and overruled defendants’ demurrers with respect to all other claims. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $356 million, and the certificates had incurred actual losses of approximately $1.7 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $356 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $344 million. The complaints raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On October 14, 2011, plaintiffs filed an amended complaint in each action. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the as yet undetermined unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million,

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. On May 27, 2011, defendants filed a motion to dismiss the amended complaint, which motion was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this case was approximately $103 million and certain certificates had incurred actual losses of approximately $700,000. Based on currently available information, the Company believes it could incur a loss up to the difference between the $103 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date of November 2013. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this case was approximately $122 million, and the certificates had incurred actual losses of approximately $55,000. Based on currently available information, the Company believes it could incur a loss up to the difference between the $122 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

action to the United States District Court for the Southern District of New York and on October 26, 2011, the FHFA moved to remand the action back to the Supreme Court of NY. On May 11, 2012, plaintiff withdrew its motion to remand. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $2.87 billion, and the certificates had incurred actual losses of approximately $54 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $2.87 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 23, 2013, defendants filed a motion to dismiss the amended complaint, which was denied on March 15, 2013. At March 25, 2013, the current unpaid balance of the mortgage pass through certificates at issue in these cases was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

In addition to the matters referenced above, on April 24, 2013, the parties reached an agreement to settle Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. On April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

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

In June 2011, the U.S. banking regulators published final regulations implementing a provision of the Dodd-Frank Act requiring that certain institutions supervised by the Federal Reserve, including the Company, be subject to minimum capital requirements that are not less than the generally applicable risk-based capital requirements. Currently, this minimum “capital floor” is based on Basel I. The U.S. Basel III proposals would replace the current Basel I-based “capital floor” with a standardized approach that, among other things, modifies the existing risk weights for certain types of asset classes. Effective January 1, 2013, in accordance with the U.S. banking regulators’ rules the Company implemented the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5”, which increased the capital requirements for securitizations and correlation trading within the Company's trading book as well as incorporated add-ons for stressed VaR and incremental risk requirements (“market risk capital framework amendment”).

At March 31, 2013, the Company was in compliance with Basel I, inclusive of the market risk capital framework amendment, with ratios of Tier 1 capital to RWAs of 13.9% and total capital to RWAs of 14.5% (6% and 10% being well-capitalized for regulatory purposes, respectively). The ratio of Tier 1 common capital to RWAs was 11.5% (5% being the minimum under the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) framework). Financial holding companies are subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the year. At March 31, 2013, the Company was also in compliance with the Federal Reserve’s Tier 1 leverage requirement, with a Tier 1 leverage ratio of 7.0% (5% being well-capitalized for regulatory purposes).

The following table summarizes the capital measures for the Company:

	March 31, 2013		December 31, 2012
	Balance	Ratio	Balance	Ratio
	(dollars in millions)
Tier 1 common capital	$46,512	11.5%	$44,794	14.6%
Tier 1 capital	56,129	13.9%	54,360	17.7%
Total capital	58,382	14.5%	56,626	18.5%
RWAs	403,237	—	306,746	—
Adjusted average assets	800,699	—	769,495	—
Tier 1 leverage	—	7.0%	—	7.1%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At March 31, 2013, the Company’s U.S. bank operating subsidiaries met all capital adequacy requirements to which they are subject and exceeded all regulatory mandated and targeted minimum regulatory capital requirements to be well-capitalized. There are no conditions or events that management believes have changed the Company’s U.S. bank operating subsidiaries’ category.

The table below sets forth the capital information for the Company’s U.S. bank operating subsidiaries, which are U.S. depository institutions, calculated in a manner consistent with the guidelines described under Basel I, inclusive of the market risk capital framework amendment:

	March 31, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
	(dollars in millions)
Total capital (to RWAs):
Morgan Stanley Bank, N.A.	$11,752	15.8%	$11,509	17.2%
Morgan Stanley Private Bank, National Association	$1,696	27.6%	$1,673	28.8%
Tier I capital (to RWAs):
Morgan Stanley Bank, N.A.	$10,144	13.6%	$9,918	14.9%
Morgan Stanley Private Bank, National Association	$1,690	27.5%	$1,665	28.7%
Leverage ratio:
Morgan Stanley Bank, N.A.	$10,144	12.7%	$9,918	13.3%
Morgan Stanley Private Bank, National Association	$1,690	10.3%	$1,665	10.6%

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain a ratio of total capital to RWAs of 10%, a capital ratio of Tier 1 capital to RWAs of 6%, and a ratio of Tier 1 capital to average book assets (leverage ratio) of 5%. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. At March 31, 2013 and December 31, 2012, the Company’s U.S. depository institutions maintained capital at levels in excess of the universally mandated well-capitalized levels. These subsidiary depository institutions maintain capital at levels sufficiently in excess of the “well-capitalized” requirements to address any additional capital needs and requirements identified by the federal banking regulators.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority, Inc. and the U.S. Commodity Futures Trading Commission. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $8,848 million and $7,820 million at March 31, 2013 and December 31, 2012, respectively, which exceeded the amount required by $7,348 million and $6,453 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At March 31, 2013, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

MSSB LLC is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC, the Financial Industry Regulatory Authority, Inc. and the U.S. Commodity Futures Trading Commission. MSSB LLC has consistently operated with capital in excess of its regulatory capital requirements. MSSB LLC clears certain customer activity directly and introduces other business to MS&Co. and Citi. Subsequent to July 6, 2012, MSSB LLC clears customer activity that was previously introduced to Citi.

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

Redeemable Noncontrolling Interests.

Redeemable noncontrolling interests relates to the Wealth Management JV (see Note 3). Changes in redeemable noncontrolling interests for the quarter ended March 31, 2013 were as follows (dollars in millions):

Balance at December 31, 2012	$4,309
Net income applicable to redeemable noncontrolling interests	122
Other	(6)

Balance at March 31, 2013	$4,425

Total Equity.

Morgan Stanley Shareholders’ Equity.

Common Equity Offerings.    During the quarters ended March 31, 2013 and 2012, the Company did not purchase any of its common stock as part of its share repurchase program. At March 31, 2013, the Company had approximately $1.6 billion remaining under its current share repurchase authorization. Share repurchases by the Company are subject to regulatory approval.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss).

The following table presents Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax and net of noncontrolling interests, for the quarter ended March 31, 2013 (dollars in millions):

	Foreign Currency Translation Adjustments	Net Change in Cash Flow Hedges	Change in Net Unrealized Gains (Losses) on Securities Available for Sale	Pension, Postretirement and Other Related Adjustments	Total
Balance at December 31, 2012	$(123)	$(5)	$151	$(539)	$(516)

Other comprehensive income (loss) before reclassifications	(153)	—	(25)	(3)	(181)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	(2)	4	3

Net other comprehensive income (loss) during the period	(153)	1	(27)	1	(178)

Balance at March 31, 2013	$(276)	$(4)	$124	$(538)	$(694)

The Company had no significant reclassifications out of accumulated other comprehensive loss for the quarter ended March 31, 2013.

Nonredeemable Noncontrolling Interests.

Changes in nonredeemable noncontrolling interests were not material in the quarter ended March 31, 2013. Changes in nonredeemable noncontrolling interests in the quarter ended March 31, 2012 primarily resulted from $113 million in net assets received from Citi related to Citi’s required equity contribution in connection with the Morgan Stanley Wealth Management platform integration.

15.	Earnings per Common Share.

Basic earnings per common share (“EPS”) is computed by dividing earnings (loss) applicable to Morgan Stanley common shareholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include common stock and vested restricted stock units (“RSUs”) where recipients have satisfied either the explicit vesting terms or retirement eligibility requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. The Company calculates EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities (see Note 2 to the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated financial statements for the year ended December 31, 2012 in the Form 10-K). The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended March 31,
	2013	2012
Basic EPS:
Income from continuing operations	$1,250	$148
Net gain (loss) from discontinued operations	(19)	(14)

Net income	1,231	134
Net income applicable to redeemable noncontrolling interests	122	—
Net income applicable to nonredeemable noncontrolling interests	147	228

Net income (loss) applicable to Morgan Stanley	962	(94)
Less: Preferred dividends (Series A Preferred Stock)	(11)	(11)
Less: Preferred dividends (Series C Preferred Stock)	(13)	(13)
Less: Allocation of (earnings) loss to participating RSUs(1):
From continuing operations	(2)	(1)

Earnings (loss) applicable to Morgan Stanley common shareholders	$936	$(119)

Weighted average common shares outstanding	1,901	1,877

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$0.50	$(0.05)
Net gain (loss) from discontinued operations	(0.01)	(0.01)

Earnings (loss) per basic common share	$0.49	$(0.06)

Diluted EPS:
Earnings (loss) applicable to Morgan Stanley common shareholders	$936	$(119)
Weighted average common shares outstanding	1,901	1,877
Effect of dilutive securities:
Stock options and RSUs(1)	39	—

Weighted average common shares outstanding and common stock equivalents	1,940	1,877

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$0.49	$(0.05)
Net income (loss) from discontinued operations	(0.01)	(0.01)

Earnings (loss) per diluted common share	$0.48	$(0.06)

(1)	RSUs that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and, therefore, such RSUs are not included as incremental shares in the diluted calculation.

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

	Three Months Ended March 31,
Number of Antidilutive Securities Outstanding at End of Period:	2013	2012
	(shares in millions)
RSUs and performance-based stock units	5	103
Stock options	37	45

Total	42	148

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

	Three Months Ended March 31,
	2013	2012
	(dollars in millions)
Interest income(1):
Trading assets(2)	$604	$791
Securities available for sale	96	86
Loans	244	118
Interest bearing deposits with banks	26	27
Federal funds sold and securities purchased under agreements to resell and Securities borrowed	92	113
Other	336	407

Total interest income	$1,398	$1,542

Interest expense(1):
Deposits	$41	$45
Commercial paper and other short-term borrowings	9	13
Long-term debt	960	1,254
Securities sold under agreements to repurchase and Securities loaned	450	463
Other	(247)	(174)

Total interest expense	$1,213	$1,601

Net interest	$185	$(59)

(1)	Interest income and expense are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense.
(2)	Interest expense on Trading liabilities is reported as a reduction to Interest income on Trading assets.

17.	Employee Benefit Plans.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

	Three Months Ended March 31,
	2013	2012
	(dollars in millions)
Service cost, benefits earned during the period	$7	$8
Interest cost on projected benefit obligation	39	41
Expected return on plan assets	(28)	(28)
Net amortization of prior service costs	(4)	(3)
Net amortization of actuarial loss	10	7

Net periodic benefit expense	$24	$25

18.	Income Taxes.

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

The Company’s effective tax rate from continuing operations for the quarter ended March 31, 2013 included a discrete tax benefit of $81 million due to the retroactive effective date of the American Taxpayer Relief Act of 2012 (the “Relief Act”). The Relief Act that was enacted on January 2, 2013, among other things, extended with retroactive effect to January 1, 2012 a provision of U.S. tax law that defers the imposition of tax on certain active financial services income of certain foreign subsidiaries earned outside of the U.S. until such income is repatriated to the U.S. as a dividend. Additionally, the Company’s effective tax rate from continuing operations for the quarter ended March 31, 2013 included a discrete net tax benefit of $61 million associated with remeasurement of reserves and related interest based on new information regarding the status of certain tax authority examinations. Excluding these discrete tax benefits, the annual effective tax rate in the quarter ended March 31, 2013 would have been 30.0%.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Selected financial information for the Company’s segments is presented below:

Three Months Ended March 31, 2013	Institutional Securities	Global Wealth Management Group	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$4,313	$3,057	$649	$(46)	$7,973
Interest income	1,024	488	2	(116)	1,398
Interest expense	1,248	75	6	(116)	1,213

Net interest	(224)	413	(4)	—	185

Net revenues(1)	$4,089	$3,470	$645	$(46)	$8,158

Income from continuing operations before income taxes	$798	$597	$187	$—	$1,582
Provision for income taxes	60	220	52	—	332

Income from continuing operations	738	377	135	—	1,250

Discontinued operations(2):
Gain (loss) from discontinued operations	(30)	(1)	1	—	(30)
Provision for (benefit from) income taxes	(11)	—	—	—	(11)

Net gain (loss) on discontinued operations	(19)	(1)	1	—	(19)

Net income	719	376	136	—	1,231
Net income applicable to redeemable noncontrolling interests	1	121	—	—	122
Net income applicable to nonredeemable noncontrolling interests	96	—	51	—	147

Net income applicable to Morgan Stanley	$622	$255	$85	$—	$962

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2012	Institutional Securities(3)	Global Wealth Management Group(3)	Asset Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$3,586	$2,891	$541	$(35)	$6,983
Interest income	1,177	458	3	(96)	1,542
Interest expense	1,628	58	11	(96)	1,601

Net interest	(451)	400	(8)	—	(59)

Net revenues(1)	$3,135	$3,291	$533	$(35)	$6,924

Income (loss) from continuing operations before income taxes	$(329)	$403	$128	$—	$202
Provision for (benefit from) income taxes	(106)	122	38	—	54

Income (loss) from continuing operations	(223)	281	90	—	148

Discontinued operations(2):
Gain from discontinued operations	25	2	1	—	28
Provision for income taxes	41	1	—	—	42

Net gain (loss) on discontinued operations	(16)	1	1	—	(14)

Net income (loss)	(239)	282	91	—	134
Net income applicable to nonredeemable noncontrolling interests	79	84	65	—	228

Net income (loss) applicable to Morgan Stanley	$(318)	$198	$26	$—	$(94)

(1)	In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account fund performance to date versus the performance benchmark stated in the investment management agreement. The amount of performance-based fee revenue at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $274 million at March 31, 2013 and approximately $205 million at December 31, 2012 (see Note 2 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K).
(2)	See Notes 1 and 21 for discussion of discontinued operations.
(3)	On January 1, 2013, the International Wealth Management business was transferred from the Global Wealth Management Group business segment to the Equity division within the Institutional Securities business segment. Accordingly, prior period amounts have been recast to reflect the International Wealth Management business as part of the Institutional Securities business segment.

Total Assets(1)	Institutional Securities(2)	Global Wealth Management Group(2)	Asset Management	Total
	(dollars in millions)
At March 31, 2013	$675,327	$118,557	$7,499	$801,383

At December 31, 2012	$648,049	$125,565	$7,346	$780,960

(1)	Corporate assets have been fully allocated to the Company’s business segments.
(2)	Prior period amounts have been recast to reflect the transfer of the International Wealth Management business from Global Wealth Management Group business segment to the Institutional Securities business segment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted and managed through European and Asian locations. The net revenues disclosed in the following table reflect the regional view of the Company’s consolidated net revenues on a managed basis, based on the following methodology:

•	Institutional Securities: advisory and equity underwriting—client location, debt underwriting—revenue recording location, sales and trading—trading desk location.

•	Global Wealth Management Group: global representative coverage location.

•	Asset Management: client location, except for Merchant Banking and Real Estate Investing businesses, which are based on asset location.

	Three Months Ended March 31,
Net Revenues	2013	2012
	(dollars in millions)
Americas	$5,956	$4,784
Europe, Middle East and Africa	1,066	1,149
Asia	1,136	991

Net revenues	$8,158	$6,924

20.	Equity Method Investments.

The Company has investments accounted for under the equity method of accounting (see Note 1) of $4,618 million and $4,682 million at March 31, 2013 and December 31, 2012, respectively, included in Other investments in the condensed consolidated statements of financial condition. Gains (losses) from these investments were $64 million and $(32) million for the quarters ended March 31, 2013 and 2012, respectively, and are included in Other revenues in the condensed consolidated statements of income.

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

The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS, while the Company holds a 51% voting interest and MUFG holds a 49% voting interest in MSMS. The Company continues to consolidate MSMS in its condensed consolidated financial statements and, commencing on May 1, 2010, accounted for its interest in MUMSS as an equity method investment within the Institutional Securities

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business segment. During the quarters ended March 31, 2013 and 2012, the Company recorded income of $125 million and $27 million, respectively, within Other revenues in the condensed consolidated statements of income, arising from the Company’s 40% stake in MUMSS.

21.	Discontinued Operations.

See Note 1 for a discussion of the Company’s discontinued operations.

The table below provides information regarding amounts included in discontinued operations:

	Three Months Ended March 31,
	2013	2012
	(dollars in millions)
Net revenues(1):
Saxon	$—	$76
Quilter	(1)	31
Other(2)	(9)	10

	$(10)	$117

Pre-tax gain (loss) on discontinued operations(1):
Saxon	$(20)	$25
Quilter	(1)	2
Other(2)	(9)	1

	$(30)	$28

(1)	Amounts included eliminations of intersegment activity.
(2)	Amounts included in Other are related to the sale of a principal investment and other.

22.	Subsequent Events.

The Company has evaluated subsequent events for adjustment to or disclosure in the condensed consolidated financial statements through the date of this report and the Company has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

Common Dividend.

On April 18, 2013, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05. The dividend is payable on May 15, 2013 to common shareholders of record on April 30, 2013.

Long-Term Borrowings.

On April 25, 2013, the Company issued $3.7 billion in senior unsecured debt.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of March 31, 2013, and the related condensed consolidated statements of income, comprehensive income, cash flows and changes in total equity for the three-month periods ended March 31, 2013 and March 31, 2012. These condensed consolidated financial statements are the responsibility of the management of the Company.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2012, and the consolidated statements of income, comprehensive income, cash flows and changes in total equity for the year then ended (not presented herein) included in the Company’s Annual Report on Form 10-K; and in our report dated February 26, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP New York, New York May 7, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction.

Morgan Stanley, a financial holding company, is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Global Wealth Management Group and Asset Management. The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley” or the “Company” mean Morgan Stanley (the “Parent”) together with its consolidated subsidiaries.

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

Global Wealth Management Group, which includes the Company’s 65% interest in Morgan Stanley Smith Barney Holdings LLC (the “Wealth Management Joint Venture” or “Wealth Management JV”), provides brokerage and investment advisory services to individual investors and small-to-medium sized businesses and institutions covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; cash management services; retirement services; and trust and fiduciary services and engages in fixed income trading, which primarily facilitates clients’ trading or investments in such securities.

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

The results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including the effect of economic and political conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate markets; the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital, leverage and liquidity requirements), and legal actions in the United States of America (“U.S.”) and worldwide; the level and volatility of equity, fixed income, and commodity prices and interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor, consumer and business sentiment and confidence in the financial markets; the performance of the Company’s acquisitions, joint ventures, strategic alliances or other strategic arrangements (including the Wealth Management JV and with Mitsubishi UFJ Financial Group, Inc. (“MUFG”)); the Company’s reputation; inflation, natural disasters and acts of war or terrorism; the actions and initiatives of current and potential competitors as well as governments, regulators and self-regulatory organizations; the effectiveness of the Company’s risk management policies; and technological changes; or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to the Company’s businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an adverse impact on the Company’s ability to achieve its strategic objectives. For a further discussion of these and other important factors that could affect the Company’s business, see “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, and “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), and “Other Matters” herein.

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A, and “Executive Summary—Significant Items” in Part II, Item 7 of the Form 10-K and “Other Matters” herein.

Executive Summary.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts).

	Three Months Ended March 31,
	2013	2012
Net revenues:
Institutional Securities(1)	$4,089	$3,135
Global Wealth Management Group(1)	3,470	3,291
Asset Management	645	533
Intersegment Eliminations	(46)	(35)

Consolidated net revenues	$8,158	$6,924

Net income	$1,231	$134
Net income applicable to redeemable noncontrolling interests(2)	122	—
Net income applicable to nonredeemable noncontrolling interests(2)	147	228

Net income (loss) applicable to Morgan Stanley	$962	$(94)

Income (loss) from continuing operations applicable to Morgan Stanley:
Institutional Securities(1)	$641	$(302)
Global Wealth Management Group(1)	256	198
Asset Management	84	25
Intersegment Eliminations	—	—

Income (loss) from continuing operations applicable to Morgan Stanley	$981	$(79)

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations applicable to Morgan Stanley	$981	$(79)
Net gain (loss) from discontinued operations applicable to Morgan Stanley(3)	(19)	(15)

Net income (loss) applicable to Morgan Stanley	$962	$(94)

Earnings (loss) applicable to Morgan Stanley common shareholders	$936	$(119)

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$0.50	$(0.05)
Net gain (loss) from discontinued operations(3)	(0.01)	(0.01)

Earnings (loss) per basic common share(4)	$0.49	$(0.06)

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$0.49	$(0.05)
Net gain (loss) from discontinued operations(3)	(0.01)	(0.01)

Earnings (loss) per diluted common share(4)	$0.48	$(0.06)

Regional net revenues:
Americas	$5,956	$4,784
Europe, Middle East and Africa	1,066	1,149
Asia	1,136	991

Net revenues	$8,158	$6,924

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	Three Months Ended March 31,
	2013	2012
Average common equity (dollars in billions):
Institutional Securities	$39.9	$29.5
Global Wealth Management Group	13.4	13.3
Asset Management	2.8	2.5
Parent capital	4.8	15.2

Consolidated average common equity	$60.9	$60.5

Return on average common equity(5):
Institutional Securities	6%	N/M
Global Wealth Management Group	8%	6%
Asset Management	12%	4%
Consolidated	6%	N/M
Book value per common share(6)	$31.21	$30.74
Tangible common equity(7)	$53,687	$54,156
Return on average tangible common equity(8)	7.2%	N/M
Tangible book value per common share(9)	$27.38	$27.37
Effective income tax rate from continuing operations(10)	21.0%	26.7%
Worldwide employees at March 31, 2013 and 2012	55,289	59,200
Global liquidity reserve held by the bank and non-bank legal entities at March 31, 2013 and 2012 (dollars in billions)(11)	$186	$179
Average global liquidity reserve (dollars in billions)(11)
Bank legal entities	$69	$63
Non-bank legal entities	118	115

Total global liquidity reserve	$187	$178

Long-term borrowings at March 31, 2013 and 2012	$165,142	$176,723
Maturities of long-term borrowings outstanding at March 31, 2013 and 2012 (next 12 months)	$22,138	$29,458
Capital ratios at March 31, 2013 and 2012:
Total capital ratio(12)	14.5%	18.1%
Tier 1 common capital ratio(12)	11.5%	13.3%
Tier 1 capital ratio(12)	13.9%	16.9%
Tier 1 leverage ratio	7.0%	7.0%
Consolidated assets under management or supervision at March 31, 2013 and 2012 (dollars in billions)(13):
Asset Management(14)	$341	$304
Global Wealth Management Group(1)(15)	618	517

Total	$959	$821

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	Three Months Ended March 31,
	2013	2012
Institutional Securities(1):
Pre-tax profit margin(16)	20%	N/M
Global Wealth Management Group(1)(15):
Global representatives at March 31, 2013 and 2012(17)	16,284	16,726
Annualized revenues per global representative (dollars in thousands)(18)	$851	$780
Assets by client segment at March 31, 2013 and 2012 (dollars in billions):
$10 million or more	$604	$543
$1 million to $10 million	730	712

Subtotal $1 million or more	1,334	1,255

$100,000 to $1 million	416	373
Less than $100,000	44	39

Total client assets	$1,794	$1,667

Fee-based client assets as a percentage of total client assets(19)	35%	31%
Client assets per global representative(20)	$110	$100
Fee-based client asset flows (dollars in billions)(21)	$15.3	$10.2
Bank deposits at March 31, 2013 and 2012 (dollars in billions)(22)	$126	$112
Global retail locations at March 31, 2013 and 2012	691	725
Pre-tax profit margin(16)	17%	12%
Asset Management:
Pre-tax profit margin(16)	29%	24%
Selected management financial measures, excluding DVA(23):
Net revenues, excluding DVA(23)	$8,475	$8,902
Income from continuing operations applicable to Morgan Stanley, excluding DVA(23)	$1,182	$1,375
Income per diluted common share from continuing operations, excluding DVA(23)	$0.59	$0.71
Return on common equity from continuing operations, excluding DVA(5)	7.5%	9.2%
Return on tangible common equity from continuing operations, excluding DVA(8)	8.5%	10.3%

N/M—Not Meaningful.

DVA—Debt Valuation Adjustment represents the change in the fair value of certain of the Company’s long-term and short-term borrowings resulting from the fluctuation in the Company’s credit spreads and other credit factors.

(1)	On January 1, 2013, the International Wealth Management business was transferred from the Global Wealth Management Group business segment to the Equity Division within the Institutional Securities business segment. Accordingly, all results and statistical data have been recast for all periods to reflect the International Wealth Management business as part of the Institutional Securities business segment.
(2)	See Notes 2, 3 and 14 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K and Notes 3 and 14 to the condensed consolidated financial statements for information on redeemable and nonredeemable noncontrolling interests.
(3)	See Notes 1 and 21 to the condensed consolidated financial statements for information on discontinued operations.
(4)	For the calculation of basic and diluted earnings per share (“EPS”), see Note 15 to the condensed consolidated financial statements.
(5)	The calculation of each business segment’s return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of each business segment’s average common equity. The return on average common equity is a non-generally accepted accounting principle (“non-GAAP”) financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance. The computation of average common equity for each business segment is determined using the Company’s Required Capital framework (“Required Capital Framework”), an internal capital adequacy measure (see “Liquidity and Capital Resources—Regulatory Requirements—Required Capital” herein). The effective tax rates used in the computation of business segment return on average common equity were determined on a separate legal entity basis. To determine the return on average common equity, excluding the impact of DVA, both the numerator and the denominator were adjusted to exclude the impact of DVA. The impact of DVA for the quarters ended March 31, 2013 and 2012 was 1.2% and 9.9%, respectively.
(6)	Book value per common share equals common shareholders’ equity of $61,196 million at March 31, 2013 and $60,816 million at March 31, 2012 divided by common shares outstanding of 1,961 million at March 31, 2013 and 1,978 million at March 31, 2012.

(7)	Tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. For a discussion of tangible common equity, see “Liquidity and Capital Resources—The Balance Sheet” herein.
(8)	Return on average tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. The calculation of return on average tangible common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average tangible common equity. To determine the return on average tangible common equity, excluding the impact of DVA, both the numerator and the denominator were adjusted to exclude the impact of DVA. The impact of DVA for the quarters ended March 31, 2013 and 2012 was 1.3% and 11.1%, respectively.
(9)	Tangible book value per common share is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. Tangible book value per common share equals tangible common equity divided by period-end common shares outstanding.
(10)	For a discussion of the effective income tax rate, see “Overview of the Quarter Ended March 31, 2013 Financial Results” and “Significant Items—Income Tax Items” herein.
(11)	For a discussion of Global Liquidity Reserve and average liquidity, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” herein.
(12)	The Company calculates its Tier 1 capital ratio and risk-weighted assets (“RWAs”) in accordance with the capital adequacy standards for financial holding companies adopted by the Federal Reserve Board. These standards are based upon a framework described in the International Convergence of Capital Measurement and Capital Standards, July 1988, as amended, also referred to as Basel I. On January 1, 2013, the U.S. banking regulators’ rules to implement the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5”, became effective, which increased the capital requirements for securitizations and correlation trading within the Company's trading book, as well as incorporated add-ons for stressed VaR and incremental risk requirements (“market risk capital framework amendment”). The Company’s Tier 1 capital ratio and RWAs for the current quarter were calculated under this revised framework. The Company’s Tier 1 capital ratio and RWAs for prior quarters have not been recalculated under this revised framework. For a discussion of Total capital ratio, Tier 1 capital ratio and Tier 1 common capital ratio, see “Liquidity and Capital Resources—Regulatory Requirements" herein.
(13)	Revenues and expenses associated with these assets are included in the Company’s Global Wealth Management Group and Asset Management business segments.
(14)	Amounts exclude the Asset Management business segment’s proportionate share of assets managed by entities in which it owns a minority stake.
(15)	Prior-period amounts have been recast to exclude Quilter & Co. Ltd. (“Quilter”). See Notes 1 and 21 to the condensed consolidated financial statements for information on discontinued operations.
(16)	Pre-tax profit margin is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess operating performance. Percentages represent income from continuing operations before income taxes as a percentage of net revenues.
(17)	For the quarters ended March 31, 2013 and 2012, global representatives for the Company are 16,703 and 17,193, which include approximately 419 and 467 representatives associated with the International Wealth Management business reported in the Institutional Securities business segment, respectively.
(18)	Annualized revenues per global representative for the quarters ended March 31, 2013 and 2012 equal Global Wealth Management Group business segment’s annualized revenues divided by the average global representative headcount for the quarters ended March 31, 2013 and 2012, respectively.
(19)	Fee-based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets. Effective for the quarter ended March 31, 2013, client assets also include certain additional non-custodied assets as a result of the completion of the Morgan Stanley Wealth Management platform conversion.
(20)	Client assets per global representative equal total period-end client assets divided by period-end global representative headcount.
(21)	Beginning January 1, 2013, the Company enhanced its definition of fee-based asset flows. Fee-based asset flows have been recast for all periods to include dividends, interest and client fees, and to exclude cash management related activity.
(22)	Approximately $69 billion and $57 billion of the bank deposit balances at March 31, 2013 and 2012, respectively, are held at Company-affiliated depositories with the remainder held at Citigroup, Inc. (“Citi”) affiliated depositories. These deposit balances are held at certain of the Company’s Federal Deposit Insurance Corporation (the “FDIC”) insured depository institutions for the benefit of the Company’s clients through their accounts. For additional information regarding the Company’s deposits, see “Liquidity and Capital Resources—Funding Management—Deposits” herein.
(23)	From time to time, the Company may disclose certain “non-GAAP financial measures” in the course of its earnings releases, earnings conference calls, financial presentations and otherwise. For these purposes, “GAAP” refers to generally accepted accounting principles in the United States. The Securities and Exchange Commission (“SEC”) defines a “non-GAAP financial measure” as a numerical measure of historical or future financial performance, financial positions, or cash flows that excludes or includes amounts or is subject to adjustments that effectively exclude, or include, amounts from the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures disclosed by the Company are provided as additional information to investors in order to provide them with further transparency about, or an alternative method for assessing, our financial condition and operating results. These measures are not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever the Company refers to a non-GAAP financial measure, the Company will also generally present the most directly comparable financial measure calculated and presented in accordance with GAAP, along with a reconciliation of the differences between the non-GAAP financial measure and the GAAP financial measure.

	Three Months Ended March 31,
	2013	2012
Reconciliation of Selected Management Financial Measures from a Non-GAAP to a GAAP Basis (dollars in millions, except per share amounts):
Net revenues
Net revenues—Non-GAAP	$8,475	$8,902
Impact of DVA	(317)	(1,978)

Net revenues—GAAP	$8,158	$6,924

Income (loss) from continuing operations applicable to Morgan Stanley
Income applicable to Morgan Stanley—Non-GAAP	$1,182	$1,375
Impact of DVA	(201)	(1,454)

Income (loss) applicable to Morgan Stanley—GAAP	$981	$(79)

Earnings (loss) per diluted common share
Income per diluted common share from continuing operations—Non-GAAP	$0.59	$0.71
Impact of DVA	(0.10)	(0.76)

Income (loss) per diluted common share from continuing operations—GAAP	$0.49	$(0.05)

Average diluted shares—Non-GAAP (in millions)	1,940	1,903
Impact of DVA (in millions)	—	(26)

Average diluted shares—GAAP (in millions)	1,940	1,877

Global Market and Economic Conditions.

During the first quarter of 2013, global market and economic conditions improved modestly from 2012 year-end. The U.S. economy continued to grow moderately despite payroll and income tax increases that were implemented in January, though there were indications of slowing in March and April. Europe remained in recession, but market strains associated with the European financial crisis continued to ease after temporary concerns raised by election results in Italy and developments in Cyprus. Despite these improvements, global market and economic conditions in the first quarter of 2013 continued to be challenged by concerns about the ongoing European sovereign debt crisis, the need to raise the U.S. federal debt ceiling and reduce government spending, and slowing economic growth in emerging markets.

In the U.S., major equity market indices ended the first quarter of 2013 higher compared with the beginning of the year, primarily due to improved investor confidence after concerns about the “fiscal cliff” (i.e., the combination of expiring tax cuts and spending cuts on or after January 1, 2013) dissipated. Expectations for an extended period of accommodative monetary policy also supported market sentiment. The U.S. economy continued its moderate growth pace in the first quarter of 2013, although after a more robust start to the year, growth in economic activity slowed in March as higher payroll and income taxes began to weigh on consumer spending, the sequestration (i.e., the $85 billion in automatic across-the-board government budget cuts) started on March 1, 2013, and softening global demand impacted exporters. A shrinking labor force helped push the unemployment rate down to 7.6% in March of 2013 from 7.8% at 2012 year-end. Residential real estate markets strengthened, and home prices rose amid falling inventories across much of the country during the first quarter of 2013, but investments in commercial real estate projects remained challenged. Consumer spending improved during the first quarter of 2013 despite lower after-tax household income, but business investment spending growth moderated. Energy price volatility boosted consumer price inflation early in the year, but underlying inflation excluding food and energy slowed to near historical lows. Oil prices declined over the course of the first quarter of 2013 driven by concerns about the global economy. The Federal Open Market Committee (“FOMC”) of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) kept key interest rates at historically low levels. On March 31, 2013, the federal funds target rate remained at 0.0% to 0.25%, and the discount rate at 0.75%. In March of 2013, the FOMC decided to continue purchasing U.S. Treasury securities and agency mortgage-backed securities until the job market improves “substantially” and also continued to anticipate that key interest rates will remain “exceptionally low” until the unemployment rate falls to 6.5% or lower, as long as medium-term inflation expectations remain below 2.5%.

In Europe, major equity market indices ended the first quarter of 2013 higher compared with the beginning of the year, primarily due to investors’ optimism about Europe’s progress in addressing its sovereign debt crisis despite the new concerns ignited by the financial distress in Cyprus at the end of the first quarter of 2013. In the euro-area, the unemployment rate increased to a record 12.1% in March 2013 from 11.7% at 2012 year-end. At March 31, 2013, the European Central Bank’s (“ECB”) benchmark interest rate was 0.75% and the Bank of England’s (“BOE”) benchmark interest rate was 0.5%, both of which were unchanged from December 31, 2012. To stimulate economic activity in Europe, in early May 2013, the ECB lowered the benchmark interest rate from 0.75% to 0.5% and kept open its special liquidity facilities until at least the middle of 2014.

Major equity market indices in Asia, except for the indices in China and India, ended the first quarter of 2013 higher compared with the beginning of the year. Japan’s economy stabilized in the first quarter of 2013. To revive its economy and overcome deflation, the Japanese government approved a $116 billion economic stimulus package in January of 2013 and the Bank of Japan announced a new monetary easing plan in April of 2013 to double the monetary base over two years mainly through the aggressive purchase of long-term government bonds. Japan’s benchmark interest rate remained within a range of zero to 0.1% in the first quarter of 2013. China’s gross domestic product growth slowed during the first quarter of 2013 as export and domestic spending weakened, raising concerns that a recovery in China’s economy is losing momentum.

Overview of the Quarter Ended March 31, 2013 Financial Results.

Consolidated Results.    The Company recorded net income applicable to Morgan Stanley of $962 million on net revenues of $8,158 million during the quarter ended March 31, 2013 (“current quarter”) compared with a net loss applicable to Morgan Stanley of $94 million on net revenues of $6,924 million during the quarter ended March 31, 2012 (“prior year quarter”).

Net revenues in the current quarter included negative revenues due to the impact of DVA of $317 million compared with negative revenues of $1,978 million in the prior year quarter. Non-interest expenses decreased 2% to $6,576 million in the current quarter compared with $6,722 million in the prior year quarter. Compensation expenses decreased 5% to $4,216 million in the current quarter compared with $4,430 million in the prior year quarter. Non-compensation expenses increased 3% to $2,360 million in the current quarter compared with $2,292 in the prior year quarter.

Earnings per diluted common share (“diluted EPS”) and diluted EPS from continuing operations were $0.48 and $0.49 in the current quarter, respectively, compared with $(0.06) and $(0.05), respectively, in the prior year quarter.

Excluding the impact of DVA, net revenues were $8,475 million and diluted EPS from continuing operations were $0.59 per share in the current quarter, compared with $8,902 million and $0.71 per share, respectively, in the prior year quarter.

The Company’s effective tax rate from continuing operations was 21.0% and 26.7% for the quarters ended March 31, 2013 and 2012, respectively. The results for the quarter ended March 31, 2013 included a discrete net tax benefit of $142 million, or $(0.07) per diluted share, due to the retroactive effective date of the American Taxpayer Relief Act of 2012 (the “Relief Act”) and remeasurement of reserves and related interest based on new information regarding the status of certain tax authority examinations. Excluding these discrete net tax benefits, the annual effective tax rate in the quarter ended March 31, 2013 would have been 30.0%. The increase in the effective tax rate is primarily reflective of the geographic mix of earnings. For further discussion of the discrete net tax benefit, see “Executive Summary—Significant Items—Income tax items” herein.

Discontinued operations were a gain (loss) of $(30) million and $28 million in the quarters ended March 31, 2013 and 2012, respectively.

Institutional Securities.    Income from continuing operations before taxes was $798 million in the current quarter compared with a loss from continuing operations before taxes of $329 million in the prior year quarter. Net revenues for the current quarter were $4,089 million compared with $3,135 million in the prior year quarter. The results in the current quarter included negative revenues due to the impact of DVA of $317 million compared with negative revenues of $1,978 million in the prior year quarter. Investment banking revenues for the current quarter increased 11% to $945 million from the prior year quarter, reflecting higher revenues from equity and fixed income underwriting transactions, partially offset by lower revenues from advisory transactions. The following sales and trading net revenues results exclude the impact of DVA. The presentation of net revenues excluding the impact of DVA is a non-GAAP financial measure that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance. See “Business Segments—Institutional Securities—Sales and Trading Net Revenues” for more information. Equity sales and trading net revenues, excluding the impact of DVA, of $1,594 million decreased 19% from the prior year quarter, reflecting lower revenues in the derivatives business, as a result of lower market volumes, partially offset by higher revenues in the prime brokerage business. Excluding the impact of DVA, fixed income and commodities sales and trading net revenues were $1,515 million in the current quarter, a decrease of 42% from the prior year quarter, primarily reflecting lower results in interest rates and commodities. Other sales and trading net revenues were $73 million in the current quarter compared with net losses of $286 million in the prior year quarter, primarily due to net gains associated with loans and lending commitments and losses on economic hedges related to the Company’s long-term debt and negative carry. Other revenues of $137 million were recognized in the current quarter compared with other revenues of $51 million in the prior year quarter. The results included income arising from the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein), partially offset by an increase in the provision for loan losses. Non-interest expenses decreased 5% to $3,291 million in the current quarter, primarily due to lower compensation expenses, partially offset by higher non-compensation expenses. Compensation and benefits expenses in the current quarter were $1,892 million compared with $2,203 million in the prior year quarter, due to lower headcount. Non-compensation expenses were $1,399 million compared with $1,261 million in the prior year quarter.

Global Wealth Management Group.    Income from continuing operations before taxes was $597 million in the current quarter compared with $403 million in the prior year quarter. Net revenues were $3,470 million in the current quarter compared with $3,291 million in the prior year quarter. Transactional revenues, consisting of Commissions and fees, Trading and Investment banking increased 2% to $1,131 million from the prior year quarter. Trading revenues decreased 11% to $298 million in the current quarter from the prior year quarter, primarily due to lower gains related to positions associated with certain employee deferred compensation plans and lower revenues from municipal securities, corporate equity securities, foreign exchange transactions, government securities and structured notes. Commissions and fees revenues decreased 2% to $559 million in the current quarter from the prior year quarter, primarily due to lower client activity. Investment banking revenues increased 34% to $274 million in the current quarter from the prior year quarter, primarily due to higher revenues from closed-end funds. Asset management, distribution and administration fees increased 8% to $1,858 million in the current quarter from the prior year quarter, primarily due to higher fee-based revenues. Net interest increased 3% to $413 million in the current quarter from the prior year quarter, primarily resulting from higher revenues from the bank deposit program, partially offset by lower interest on the available for sale portfolio. Total client asset balances were $1,794 billion at March 31, 2013 and client assets in fee-based accounts were $621 billion, or 35% of total client assets. Fee-based client asset flows for the current quarter were $15.3 billion compared with $10.2 billion in the prior year quarter. Prior period amounts have been recast to reflect the transfer of the International Wealth Management business from Global Wealth Management Group business segment to the Institutional Securities Group business segment and for the Company’s enhanced definition of fee-based asset flows (see “Business Segments” herein). Non-compensation expenses decreased 8% to $808 million in the quarter ended March 31, 2013 from the comparable period of 2012, partially driven by the absence of platform integration costs.

Asset Management.    Income from continuing operations before taxes was $187 million in the current quarter compared with $128 million in the prior year quarter. Net revenues were $645 million in the current quarter compared with $533 million in the prior year quarter. The increase in net revenues reflected higher results in the Traditional Asset Management business and higher net gains in the Company’s Merchant Banking business. Non-interest expenses were $458 million in the current quarter compared with $405 million in the prior year quarter. Compensation and benefits expenses increased 19% to $259 million in the current quarter, primarily due to higher net revenues. Non-compensation expenses increased 6% to $199 million in the current quarter, primarily due to higher brokerage and clearing expenses.

Significant Items.

Severance costs.    In the quarter ended March 31, 2013 and 2012, the Company incurred severance costs of approximately $132 million and $138 million, respectively, associated with reduction in force events which are included in Compensation and benefits expenses in the condensed consolidated statement of income.

Corporate Lending.    The Company recorded the following amounts primarily associated with loans and lending commitments within the Institutional Securities business segment (see “Business Segments—Institutional Securities” herein):

	Three Months Ended
	March 31,
	2013	2012
	(dollars in millions)
Other sales and trading:
Gains on loans and lending commitments and Net interest	$254	$785
Losses on hedges	(49)	(637)

Total Other sales and trading revenues	$205	$148

Other revenues:
Provision for loan losses(1)	$(28)	$(8)
Gains (losses) on loans held for sale	8	(6)

Total Other revenues	$(20)	$(14)

Other expenses: Provision for unfunded commitments	(12)	6

Total	$173	$140

(1)	The increase for the quarter ended March 31, 2013 was primarily driven by increased growth in the held for investment portfolio at March 31, 2013 as compared to March 31, 2012.

Income Tax Items.    The Company’s effective tax rate from continuing operations for the quarter ended March 31, 2013 included a discrete tax benefit of $81 million due to the retroactive effective date of the Relief Act. The Relief Act that was enacted on January 2, 2013, among other things, extended with retroactive effect to January 1, 2012 a provision of U.S. tax law that defers the imposition of tax on certain active financial services income of certain foreign subsidiaries earned outside of the U.S. until such income is repatriated to the U.S. as a dividend. Additionally, the Company’s effective tax rate from continuing operations for the quarter ended March 31, 2013 included a discrete net tax benefit of $61 million associated with remeasurement of reserves and related interest based on new information regarding the status of certain tax authority examinations.

Japanese Securities Joint Venture.    During the quarters ended March 31, 2013 and 2012, the Company recorded income of $125 million and $27 million, respectively, within Other revenues in the condensed consolidated statements of income, arising from the Company’s 40% stake in MUMSS. Net income applicable to nonredeemable noncontrolling interests associated with MUFG’s interest in Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”) was $90 million and $81 million for the quarters ended March 31, 2013 and 2012, respectively (see Note 20 to the condensed consolidated financial statements).

Business Segments.

Substantially all of the Company’s operating revenues and operating expenses are allocated to its business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective net revenues, non-interest expenses or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the Company’s consolidated results. Intersegment Eliminations also reflect the effect of fees paid by the Institutional Securities business segment to the Global Wealth Management Group business segment related to the bank deposit program. The Company did not recognize any Intersegment Elimination gains or losses in the quarters ended March 31, 2013 and March 31, 2012.

On January 1, 2013, the International Wealth Management business was transferred from the Global Wealth Management Group business segment to the Equity Division within the Institutional Securities business segment. Accordingly, all results and statistical data have been recast for all periods to reflect the International Wealth Management business as part of the Institutional Securities business segment.

Net Revenues.

Trading.    Trading revenues include revenues from customers’ purchases and sales of financial instruments in which the Company acts as a market maker and gains and losses on the Company’s related positions. Trading revenues include the realized gains and losses from sales of cash instruments and derivative settlements, unrealized gains and losses from ongoing fair value changes of the Company’s positions related to market-making activities, and gains and losses related to investments associated with certain employee deferred compensation plans. In many markets, the realized and unrealized gains and losses from the purchase and sale transactions will include any spreads between bids and offers. Certain fees received on loans carried at fair value and dividends from equity securities are also recorded in this line item since they relate to market-making positions. Commissions received for purchasing and selling listed equity securities and options are recorded separately in the Commissions and fees line item. Other cash and derivative instruments typically do not have fees associated with them, and fees for related services would be recorded in Commissions and fees.

The Company often invests directly, as a principal, in investments or other financial instruments to economically hedge its obligations under its deferred compensation plans. Changes in value of such investments made by the Company are recorded in Trading revenues and Investments revenues. Expenses associated with the related deferred compensation plans are recorded in Compensation and benefits. Compensation expense is calculated based on the notional value of the award granted, adjusted for upward and downward changes in fair value of the referenced investment and is recognized ratably over the prescribed vesting period for the award. Generally, changes in compensation expense resulting from changes in fair value of the referenced investment will be offset by changes in fair value of investments made by the Company. However, there may be a timing difference between the immediate revenue recognition of gains and losses on the Company’s investments and the deferred recognition of the related compensation expense over the vesting period.

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

Investments.    The Company’s investments generally are held for long-term appreciation and generally are subject to significant sales restrictions. Estimates of the fair value of the investments may involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions. In some cases, such investments are required or are a necessary part of offering other products. The revenues recorded are the result of realized gains and losses from sales and unrealized gains and losses from ongoing fair value changes of the Company’s holdings as well as from investments associated with certain employee deferred compensation plans (as mentioned in the paragraph above). Typically, there are no fee revenues from these investments. The sales restrictions on the investments relate primarily to redemption and withdrawal restrictions on investments in real estate funds, hedge funds and private equity funds, which include investments made in connection with certain employee deferred compensation plans (see Note 4 to the condensed consolidated financial statements). Restrictions on interests in exchanges and clearinghouses generally include a requirement to hold those interests for the period of time that the Company is clearing trades on that exchange or clearinghouse. Additionally, there are certain investments related to assets held by consolidated real estate funds, which are primarily related to holders of noncontrolling interests.
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

Net Interest.    Interest income and Interest expense are a function of the level and mix of total assets and liabilities, including trading assets and trading liabilities, securities available for sale, securities borrowed or purchased under agreements to resell, securities loaned or sold under agreements to repurchase, loans, deposits, commercial paper and other short-term borrowings, long-term borrowings, trading strategies, customer activity in the Company’s prime brokerage business, and the prevailing level, term structure and volatility of interest rates. Certain Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”) and Securities borrowed and Securities loaned transactions may be entered into with different customers using the same underlying securities, thereby generating a spread between the interest revenue on the reverse repurchase agreements or securities borrowed transactions and the interest expense on the repurchase agreements or securities loaned transactions.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended March 31,
	2013	2012(1)
	(dollars in millions)
Revenues:
Investment banking	$945	$851
Trading	2,414	2,075
Investments	142	(49)
Commissions and fees	609	606
Asset management, distribution and administration fees	66	52
Other	137	51

Total non-interest revenues	4,313	3,586

Interest income	1,024	1,177
Interest expense	1,248	1,628

Net interest	(224)	(451)

Net revenues	4,089	3,135

Compensation and benefits	1,892	2,203
Non-compensation expenses	1,399	1,261

Total non-interest expenses	3,291	3,464

Income (loss) from continuing operations before income taxes	798	(329)
Provision for (benefit from) income taxes	60	(106)

Income (loss) from continuing operations	738	(223)

Discontinued operations:
Gain (loss) from discontinued operations	(30)	25
Provision for (benefit from) income taxes	(11)	41

Net gains (losses) on discontinued operations	(19)	(16)

Net income (loss)	719	(239)
Net income applicable to redeemable noncontrolling interests	1	—
Net income applicable to nonredeemable noncontrolling interests	96	79

Net income (loss) applicable to Morgan Stanley	$622	$(318)

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations	$641	$(302)
Net gains (losses) from discontinued operations	(19)	(16)

Net income (loss) applicable to Morgan Stanley	$622	$(318)

(1)	Prior period amounts have been recast to reflect the transfer of the International Wealth Management business from the Global Wealth Management Group business segment to the Institutional Securities business segment.

Investment Banking.    Investment banking revenues were as follows:

	Three Months Ended March 31,
	2013	2012
	(dollars in millions)
Advisory revenues	$251	$313
Underwriting revenues:
Equity underwriting revenues	283	172
Fixed income underwriting revenues	411	366

Total underwriting revenues	694	538

Total investment banking revenues	$945	$851

The following table presents the Company’s volumes of announced and completed mergers and acquisitions, equity and equity-related offerings, and fixed income offerings:

	Three Months Ended March 31,
	2013(1)	2012(1)
	(dollars in billions)
Announced mergers and acquisitions(2)	$99	$100
Completed mergers and acquisitions(2)	193	76
Equity and equity-related offerings(3)	14	12
Fixed income offerings(4)	70	72

(1)	Source: Thomson Reuters, data at April 16, 2013. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.
(2)	Amounts include transactions of $100 million or more. Announced mergers and acquisitions exclude terminated transactions.
(3)	Amounts include Rule 144A and public common stock, convertible and rights offerings.
(4)	Amounts include non-convertible preferred stock, mortgage-backed and asset-backed securities and taxable municipal debt. Amounts also include publicly registered and Rule 144A issues. Amounts exclude leveraged loans and self-led issuances.

Investment banking revenues for the quarter ended March 31, 2013 increased 11% from the comparable period in 2012, reflecting higher revenues from equity and fixed income underwriting transactions, partially offset by lower revenues from advisory transactions. Overall, underwriting revenues of $694 million increased 29% from the quarter ended March 31, 2012. Equity underwriting revenues increased 65% to $283 million in the quarter ended March 31, 2013, reflecting higher market volumes. Fixed income underwriting revenues were $411 million in the quarter ended March 31, 2013, an increase of 12% from the comparable period of 2012, reflecting a favorable debt underwriting environment. Advisory revenues from merger, acquisition and restructuring transactions were $251 million in the quarter ended March 31, 2013, a decrease of 20% from the comparable period of 2012, reflecting reduced transaction volume and delayed timing around transaction closings.

Sales and Trading Net Revenues.    Sales and trading net revenues are composed of Trading revenues; Commissions and fees; Asset management, distribution and administration fees; and Net interest revenues (expenses). See “Business Segments—Net Revenues” herein for further information about what is included in the above-referenced components of sales and trading revenues. In assessing the profitability of its sales and trading activities, the Company views these net revenues in the aggregate. In addition, decisions relating to trading are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes, among other things, an assessment of the potential gain or loss associated with a transaction, including any associated commissions and fees, dividends, the interest income or expense associated with financing or hedging the Company’s positions, and other related expenses. See Note 11 to the condensed consolidated financial statements for further information related to gains (losses) on derivative instruments.

Sales and trading net revenues were as follows:

	Three Months Ended March 31,
	2013	2012(1)
	(dollars in millions)
Trading	$2,414	$2,075
Commissions and fees	609	606
Asset management, distribution and administration fees	66	52
Net interest	(224)	(451)

Total sales and trading net revenues	$2,865	$2,282

(1)	All prior period amounts have been recast to conform to the current year’s presentation. For further information, see “Business Segments” herein and Notes 1 and 21 to the condensed consolidated financial statements.

Total sales and trading net revenues increased to $2,865 million in the quarter ended March 31, 2013 from $2,282 million in the quarter ended March 31, 2012, reflecting higher revenues in fixed income and commodities sales and trading net revenues, partially offset by lower revenues in equity sales and trading net revenues. The results in the quarter ended March 31, 2013 also included gains in other sales and trading net revenues compared with losses in other sales and trading net revenues in the prior year period.

Sales and trading net revenues by business were as follows:

	Three Months Ended March 31,
	2013	2012(1)
	(dollars in millions)
Equity	$1,515	$1,575
Fixed income and commodities	1,277	993
Other(2)	73	(286)

Total sales and trading net revenues	$2,865	$2,282

(1)	All prior period amounts have been recast to conform to the current year’s presentation. For further information, see “Business Segments” herein and Notes 1 and 21 to the condensed consolidated financial statements.
(2)	Other sales and trading net revenues include net gains (losses) from certain loans and lending commitments and related hedges associated with the Company’s lending activities, net gains (losses) on economic hedges related to the Company’s long-term debt and net losses associated with costs related to negative carry.

The following sales and trading net revenues results exclude the impact of DVA (see footnote 2 in the following table). The reconciliation of sales and trading, including equity sales and trading and fixed income and commodities sales and trading net revenues, from a non-GAAP to a GAAP basis is as follows:

	Three Months Ended March 31,
	2013	2012(1)
	(dollars in millions)
Total sales and trading net revenues—non-GAAP(2)	$3,182	$4,260
Impact of DVA	(317)	(1,978)

Total sales and trading net revenues	$2,865	$2,282

Equity sales and trading net revenues—non-GAAP(2)	$1,594	$1,956
Impact of DVA	(79)	(381)

Equity sales and trading net revenues	$1,515	$1,575

Fixed income and commodities sales and trading net revenues—non-GAAP(2)	$1,515	$2,590
Impact of DVA	(238)	(1,597)

Fixed income and commodities sales and trading net revenues	$1,277	$993

(1)	All prior period amounts have been recast to conform to the current year’s presentation. For further information, see “Business Segments” herein and Notes 1 and 21 to the condensed consolidated financial statements.
(2)	Sales and trading net revenues, including fixed income and commodities and equity sales and trading net revenues that exclude the impact of DVA, are non-GAAP financial measures that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance.

Equity.    Equity sales and trading net revenues decreased 4% to $1,515 million in the quarter ended March 31, 2013 from the comparable period in 2012. The results in equity sales and trading net revenues included negative revenue due to the impact of DVA of $79 million in the quarter ended March 31, 2013 compared with negative revenue of $381 million in the quarter ended March 31, 2012. Equity sales and trading net revenues, excluding the impact of DVA, in the quarter ended March 31, 2013 decreased 19% to $1,594 million over the comparable period in 2012, reflecting lower revenues in the derivatives business, as a result of lower market volumes, partially offset by higher revenues in the prime brokerage business.

In the quarter ended March 31, 2013, equity sales and trading net revenues also reflected gains of $17 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ credit default swap (“CDS”) spreads and other factors compared with gains of $43 million in the quarter ended March 31, 2012. The Company also recorded losses of $9 million in the quarter ended March 31, 2013 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s CDS spreads and other factors compared with losses of $72 million in the quarter ended March 31, 2012 due to the tightening of such spreads and other factors. The gains and losses on CDS spreads and other factors include gains and losses on related hedging instruments.

Fixed Income and Commodities.    Fixed income and commodities sales and trading net revenues increased 29% to $1,277 million in the quarter ended March 31, 2013 from $993 million in the quarter ended March 31, 2012. Results in the quarter ended March 31, 2013 included negative revenue of $238 million due to the impact of DVA, compared with negative revenue of $1,597 million in the quarter ended March 31, 2012 due to the impact of DVA. Fixed income product net revenues, excluding the impact of DVA, in the quarter ended March 31, 2013 decreased 32% over the comparable period in 2012, reflecting lower results in interest rates, partially offset by higher revenue levels in credit products. Commodity net revenues, excluding the impact of DVA, in the quarter ended March 31, 2013 decreased 77% over the comparable period in 2012, primarily due to lower levels of client activity, including in structured transactions.

In the quarter ended March 31, 2013, fixed income and commodities sales and trading net revenues reflected net gains of $6 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ CDS spreads and other factors compared with losses of $43 million in the quarter ended March 31, 2012, due to the widening of such spreads and other factors. The Company also recorded losses of $72 million in the quarter ended March 31, 2013 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s CDS spreads and other factors compared with gains of $96 million in the quarter ended March 31, 2012 due to the widening of such spreads and other factors. The gains and losses on CDS spreads and other factors include gains and losses on related hedging instruments.

Other.    In addition to the equity and fixed income and commodities sales and trading net revenues discussed above, sales and trading net revenues included other trading revenues, consisting of certain activities associated with the Company’s corporate lending activities, gains (losses) on economic hedges related to the Company’s long-term debt and costs related to negative carry. The fair value measurement of corporate loans and lending commitments takes into account fee income that is considered an attribute of the contract. The valuation of these commitments could change in future periods depending on, among other things, the extent that they are renegotiated or repriced or if the associated acquisition transaction does not occur. Effective April 1, 2012, the Company began accounting for all new corporate loans and lending commitments as either held for investment or held for sale. This corporate lending portfolio has grown, and the Company expects this trend to continue. See “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part I, Item 3, herein.

Other sales and trading net revenues were $73 million in the quarter ended March 31, 2013 compared with net losses of $286 million in the quarter ended March 31, 2012. Results in the quarter ended March 31, 2013 included net gains of $205 million associated with corporate loans and lending commitments (realized and unrealized net gains and net interest income of $254 million and losses on related hedges of $49 million). Results in the prior year quarter were partially offset by net gains of $148 million associated with corporate loans and lending commitments (realized and unrealized net gains and net interest income of $785 million and losses on related hedges of $637 million). The results in both quarters also included losses on economic hedges related to the Company’s long-term debt and negative carry.

Net Interest.    Net interest expense decreased to $224 million in the quarter ended March 31, 2013 from net interest expense of $451 million in the quarter ended March 31, 2012, primarily due to lower interest costs associated with the Company’s long-term borrowings.

Investments.    Net investment gains of $142 million were recognized in the quarter ended March 31, 2013 compared with net investment losses of $49 million in the quarter ended March 31, 2012. The gains in the quarter ended March 31, 2013 primarily included mark-to-market gains on investments in real estate funds and net gains from investments associated with the Company’s deferred compensation and co-investment plans. Results in the quarter ended March 31, 2012 primarily included mark-to-market losses on certain investments.

Other.    Other revenues of $137 million were recognized in the quarter ended March 31, 2013 compared with other revenues of $51 million in the quarter ended March 31, 2012. The results in the quarters ended March 31, 2013 and 2012, primarily included income of $125 million and $27 million, respectively, arising from the Company’s 40% stake in MUMSS (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein). The gains in the quarter ended March 31, 2013 were partially offset by increases in the provision for loan losses.

Non-interest Expenses.    Non-interest expenses decreased 5% in the quarter ended March 31, 2013. The decrease was due to lower compensation expenses, partially offset by higher non-compensation expenses. Compensation and benefits expenses decreased 14% in 2013, due to lower headcount. Results in the quarter ended March 31, 2013 included severance expenses of $113 million related to reductions in force in January 2013 compared with $108 million in the prior year quarter related to reductions in force in January 2012. Non-compensation expenses increased 11% in the quarter ended March 31, 2013 compared with the prior year period.

Brokerage, clearing and exchange expenses increased 8% in the quarter ended March 31, 2013, primarily due to higher volumes of activity. Professional services expenses increased 14% in the quarter ended March 31, 2013, primarily due to higher consulting expenses. Other expenses increased 69% in the quarter ended March 31, 2013, primarily due to an increase in litigation costs, French transaction taxes and a higher reserve for the allowance for credit losses associated with unfunded commitments.

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

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests primarily relate to MSMS (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein).

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

	Three Months Ended March 31,
	2013	2012(1)
	(dollars in millions)
Revenues:
Investment banking	$274	$205
Trading	298	335
Investments	3	2
Commissions and fees	559	572
Asset management, distribution and administration fees	1,858	1,719
Other	65	58

Total non-interest revenues	3,057	2,891

Interest income	488	458
Interest expense	75	58

Net interest	413	400

Net revenues	3,470	3,291

Compensation and benefits	2,065	2,009
Non-compensation expenses	808	879

Total non-interest expenses	2,873	2,888

Income from continuing operations before income taxes	597	403
Provision for income taxes	220	122

Income from continuing operations	377	281

Discontinued operations:
Income (loss) from discontinued operations	(1)	2
Provision for income taxes	—	1

Net gain (loss) from discontinued operations	(1)	1

Net income	376	282
Net income applicable to redeemable noncontrolling interests	121	—
Net income applicable to nonredeemable noncontrolling interests	—	84

Net income applicable to Morgan Stanley	$255	$198

Amounts applicable to Morgan Stanley:
Income from continuing operations	$256	$198
Net gain (loss) from discontinued operations	(1)	—

Net income applicable to Morgan Stanley	$255	$198

(1)	Prior period amounts have been recast to reflect the transfer of the International Wealth Management business from Global Wealth Management Group business segment to the Institutional Securities Group business segment.

Net Revenues.    Global Wealth Management Group business segment’s net revenues are composed of Transactional, Asset management, Net interest and Other revenues. Transactional revenues include Investment banking, Trading, and Commissions and fees. Asset management revenues include Asset management, distribution and administration fees, and fees related to the bank deposit program. Net interest revenues include net interest revenues related to the bank deposit program, interest on securities available for sale and all other net interest revenues. Other revenues include revenues from available for sale securities, customer account services fees, other miscellaneous revenues and revenues from Investments.

	Three Months Ended March 31,
	2013	2012(1)
	(dollars in millions)
Net revenues:
Transactional	$1,131	$1,112
Asset management	1,858	1,719
Net interest	413	400
Other	68	60

Net revenues	$3,470	$3,291

(1)	Prior period amounts have been recast to reflect the transfer of the International Wealth Management business from Global Wealth Management Group business segment to the Institutional Securities Group business segment.

Wealth Management JV.    During third quarter of 2012, the Company completed the purchase of an additional 14% stake in the Wealth Management JV from Citi for $1.89 billion, increasing the Company’s interest from 51% to 65%. Prior to September 17, 2012, Citi’s results related to its 49% interest were reported in net income (loss) applicable to nonredeemable noncontrolling interests. Due to the terms of the revised agreement with Citi, subsequent to the purchase of the additional 14% stake, Citi’s results related to the 35% interest are reported in net income (loss) applicable to redeemable noncontrolling interests. The Company has a commitment to purchase the additional 35% for $4.725 billion upon obtaining all regulatory approvals.

On September 25, 2012, the Company announced that its U.S. wealth management business was rebranded to Morgan Stanley Wealth Management.

See Note 3 to the condensed consolidated financial statements for further information.

Transactional.

Investment Banking.    Investment banking revenues increased 34% to $274 million in the quarter ended March 31, 2013 from the comparable period of 2012, primarily due to higher revenues from closed-end funds.

Trading.    Trading revenues decreased 11% to $298 million in the quarter ended March 31, 2013 from the comparable period of 2012, primarily due to lower gains related to positions associated with certain employee deferred compensation plans and lower revenues from municipal securities, corporate equity securities, foreign exchange transactions, government securities and structured notes.

Commissions and Fees.    Commissions and fees revenues decreased 2% to $559 million in the quarter ended March 31, 2013 from the comparable period of 2012, primarily due to lower client activity.

Asset Management.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 8% to $1,858 million in the quarter ended March 31, 2013 from the comparable period of 2012, primarily due to higher fee-based revenues. The referral fees for deposits placed with Citi-affiliated depository institutions were $88 million and $82 million in the quarters ended March 31, 2013 and 2012, respectively.

Balances in the bank deposit program increased to $126.1 billion at March 31, 2013 from $112.0 billion at March 31, 2012. Deposits held by Company-affiliated FDIC-insured depository institutions were $69 billion at March 31, 2013 and $57 billion at March 31, 2012.

Client assets in fee-based accounts increased to $621 billion and represented 35% of total client assets at March 31, 2013 compared with $512 billion and 31% at March 31, 2012, respectively. Total client asset balances increased to $1,794 billion at March 31, 2013 from $1,667 billion at March 31, 2012, primarily due to the impact of market conditions and net new asset inflows. Client asset balances in households with assets greater than $1 million increased to $1,334 billion at March 31, 2013 from $1,255 billion at March 31, 2012. Effective for the quarter ended March 31, 2013, client assets also include certain additional non-custodied assets as a result of the completion of the Morgan Stanley Wealth Management platform conversion. Fee-based client asset flows for the quarter ended March 31, 2013 were $15.3 billion compared with $10.2 billion in the quarter ended March 31, 2012.

Beginning January 1, 2013, the Company enhanced its definition of fee-based asset flows. Fee-based asset flows have been recast for all periods to include dividends, interest and client fees, and to exclude cash management related activity.

Net Interest.

Net interest increased 3% to $413 million in the quarter ended March 31, 2013 from the comparable period of 2012, primarily resulting from higher revenues from the bank deposit program, partially offset by lower interest on the available for sale portfolio.

Other.

Other revenues were $65 million in the quarter ended March 31, 2013, an increase of 12% from the comparable period of 2012, primarily due to higher revenues from mortgages and secured financing activities.

Non-interest Expenses.

Non-interest expenses decreased 1% in the quarter ended March 31, 2013 from the comparable period of 2012. Compensation and benefits expenses increased 3% from the comparable period of 2012, primarily due to higher compensable revenues, partially offset by lower amortization of deferred awards and severance expense. Non-compensation expenses decreased 8% in the quarter ended March 31, 2013 from the comparable period of 2012, partially driven by the absence of platform integration costs. Other expenses decreased 16% in the quarter ended March 31, 2013, primarily due to a lower FDIC assessment of deposits and infrastructure expenses. Professional services expenses decreased 6% in the quarter ended March 31, 2013 from the comparable period of 2012, primarily due to lower technology consulting costs.

Discontinued Operations.

On April 2, 2012, the Company completed the sale of Quilter, its retail wealth management business in the U.K. The results of Quilter are reported as discontinued operations for all periods presented. See Notes 1 and 21 to the condensed consolidated financial statements.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended March 31,
	2013	2012
	(dollars in millions)
Revenues:
Investment banking	$5	$7
Trading	(6)	(6)
Investments	193	132
Asset management, distribution and administration fees	455	411
Other	2	(3)

Total non-interest revenues	649	541

Interest income	2	3
Interest expense	6	11

Net interest	(4)	(8)

Net revenues	645	533

Compensation and benefits	259	218
Non-compensation expenses	199	187

Total non-interest expenses	458	405

Income from continuing operations before income taxes	187	128
Provision for income taxes	52	38

Income from continuing operations	135	90

Discontinued operations:
Gain from discontinued operations	1	1
Provision for (benefit from) income taxes	—	—

Net gain from discontinued operations	1	1

Net income	136	91
Net income applicable to nonredeemable noncontrolling interests	51	65

Net income applicable to Morgan Stanley	$85	$26

Amounts applicable to Morgan Stanley:
Income from continuing operations	$84	$25
Net gain from discontinued operations	1	1

Net income applicable to Morgan Stanley	$85	$26

Statistical Data.

The Asset Management business segment’s period-end and average assets under management or supervision were as follows:

	At March 31,		Average for the Three Months Ended March 31,
	2013	2012	2013	2012
	(dollars in billions)
Assets under management or supervision by asset class:
Traditional Asset Management:
Equity	$127	$117	$125	$111
Fixed income	62	58	63	58
Liquidity	95	75	99	74
Alternatives(1)	28	26	28	25

Total Traditional Asset Management	312	276	315	268

Real Estate Investing	20	19	20	19

Merchant Banking:
Private Equity	9	9	9	9

Total Merchant Banking	9	9	9	9

Total assets under management or supervision	$341	$304	$344	$296

Share of minority stake assets(2)	$6	$6	$5	$5

(1)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.
(2)	Amounts represent the Asset Management business segment’s proportional share of assets managed by entities in which it owns a minority stake.

Activity in the Asset Management business segment’s assets under management or supervision during the quarters ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	(dollars in billions)
Balance at beginning of period	$338	$287
Net flows by asset class:
Traditional Asset Management:
Equity	—	(1)
Fixed income	2	(1)
Liquidity	(5)	1

Total Traditional Asset Management	(3)	(1)

Real Estate Investing	—	1

Total net flows	(3)	—
Net market appreciation	6	17

Total net increase	3	17

Balance at end of period	$341	$304

Trading.    The Company recognized losses of $6 million in the quarters ended March 31, 2013 and 2012. Trading results in both periods primarily reflected losses related to certain consolidated real estate funds sponsored by the Company.

Investments.    The Company recorded net investment gains of $193 million in the quarter ended March 31, 2013, compared with gains of $132 million in the quarter ended March 31, 2012. The increase in the quarter ended March 31, 2013 was primarily related to higher net gains in the Company’s Merchant Banking business, including certain investments associated with the Company’s employee deferred compensation and co-investment plans.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 11% to $455 million in the quarter ended March 31, 2013. The increase primarily reflected higher management and administration revenues, primarily due to higher average assets under management and higher performance fees.

The Company’s assets under management increased $37 billion from $304 billion at March 31, 2012 to $341 billion at March 31, 2013, reflecting positive flows and market appreciation. The Company recorded net outflows of $2.5 billion in the quarter ended March 31, 2013, primarily reflecting net customer outflows in liquidity funds, partially offset by net customer inflows in fixed income funds.

Other.    Other revenues were $2 million in the quarter ended March 31, 2013 as compared with other losses of $3 million in the comparable period of 2012. The results in the quarter ended March 31, 2013 included lower losses associated with the Company’s minority investments in Avenue Capital Group, a New York-based investment manager, and Lansdowne Partners, a London-based investment manager.

Non-interest Expenses.    Non-interest expenses were $458 million in the quarter ended March 31, 2013 as compared with $405 million in the comparable period of 2012. Compensation and benefits expenses increased 19% in the quarter ended March 31, 2013, primarily due to higher net revenues. Non-compensation expenses increased 6% in the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 primarily due to higher brokerage and clearing expenses.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests are primarily related to the consolidation of certain real estate funds sponsored by the Company. Investment gains associated with these consolidated funds were $67 million and $74 million in the quarters ended March 31, 2013 and 2012, respectively.

Accounting Developments.

Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring the parent entity to release any related cumulative translation adjustment into net income when the parent ceases to have a controlling financial interest in a subsidiary that is a foreign entity. When the parent ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the related cumulative translation adjustment would be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance is effective for the Company prospectively beginning on January 1, 2014. The adoption of this accounting guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.

In February 2013, the FASB issued an accounting update that requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This update also requires additional disclosures about those obligations. This guidance is effective for the Company retrospectively beginning on January 1, 2014. The adoption of this accounting guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Other Matters.

Legal Matters.

Subsequent to the release of the Company’s first quarter earnings on April 18, 2013, legal accruals were increased as an agreement to settle certain matters was reached, which increased Other expenses within the Institutional Securities business segment for the quarter ended March 31, 2013 by $32 million or a decrease of $0.01 in diluted EPS. Excluding the impact of DVA, diluted EPS from continuing operations decreased by $0.02.

Real Estate.

The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner. The Company’s real estate investments at March 31, 2013 and December 31, 2012 are described below. Such amounts exclude investments associated with certain employee deferred compensation and co-investment plans.

At March 31, 2013 and December 31, 2012, the condensed consolidated statements of financial condition included amounts representing real estate investment assets of condensed consolidated subsidiaries of approximately $2.3 billion and $2.2 billion, respectively, including noncontrolling interests of approximately $1.9 billion and $1.8 billion, respectively, for a net amount of $0.4 billion in both periods. This net presentation is a non-GAAP financial measure that the Company considers to be a useful measure for the Company and investors to use in assessing the Company’s net exposure. In addition, the Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to real estate investments of $0.4 billion at March 31, 2013.

In addition to the Company’s real estate investments, the Company engages in various real estate-related activities, including origination of loans secured by commercial and residential properties. The Company also securitizes and trades in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate. In connection with these activities, the Company has provided, or otherwise agreed to be responsible for, representations and warranties. Under certain circumstances, the Company may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. The Company continues to monitor its real estate-related activities in order to manage its exposures and potential liability from these markets and businesses. See “Legal Proceedings—Residential Mortgage and Credit Crisis Related Matters” in Part II, Item 1, herein and Note 12 to the condensed consolidated financial statements for further information.

Long-Term Incentive Compensation Plans.

In January 2013, the Company granted approximately $1.2 billion of deferred stock-based awards and approximately $1.4 billion of deferred cash-based awards related to the 2012 performance year that contain a future service requirement. For deferred stock-based awards, absent estimated or actual forfeitures or cancellations or accelerations, this amount of unrecognized compensation cost will be recognized as approximately $679 million in 2013, approximately $315 million in 2014 and approximately $182 million thereafter. For deferred cash-based awards, absent actual forfeitures or cancellations or accelerations and any future return on referenced investments, this amount of unrecognized compensation cost will be recognized as approximately $969 million in 2013, approximately $268 million in 2014 and approximately $171 million thereafter. For additional information regarding Long-Term Incentive Compensation Plans, please see Note 20 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K.

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

It is likely that 2013 and subsequent years will see further material changes in the way major financial institutions are regulated in both the U.S. and other markets in which the Company operates, although it remains difficult to predict the exact impact these changes will have on the Company’s business, financial condition, results of operations and cash flows for a particular future period. For a further discussion regarding the regulatory outlook for the Company, please refer to “Business—Supervision and Regulation” in Part I, Item 1 included in the Form 10-K.

Critical Accounting Policies.

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 1 to the condensed consolidated financial statements). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K and Note 2 to the condensed consolidated financial statements), the following policies involve a higher degree of judgment and complexity.

Fair Value.

Financial Instruments Measured at Fair Value.    A significant number of the Company’s financial instruments are carried at fair value. The Company makes estimates regarding valuation of assets and liabilities measured at fair value in preparing the condensed consolidated financial statements. These assets and liabilities include but are not limited to:

•	Trading assets and Trading liabilities;

•	Securities available for sale;

•	Securities received as collateral and Obligation to return securities received as collateral;

•	Certain Securities purchased under agreements to resell;

•	Certain Deposits;

•	Certain Commercial paper and other short-term borrowings, primarily structured notes;

•	Certain Securities sold under agreements to repurchase;

•	Certain Other secured financings; and

•	Certain Long-term borrowings, primarily structured notes.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels, wherein Level 1 uses observable prices in active markets, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and, therefore, require the greatest use of judgment. In periods of market disruption, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be recategorized from Level 1 to Level 2 or Level 2 to Level 3. In addition, a downturn in market conditions could lead to declines in the valuation of many instruments. For further information on the valuation process, fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, and quantitative information about and sensitivity of significant unobservable inputs used in Level 3 fair value measurements, see Notes 2 and 4 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K and Note 4 to the condensed consolidated financial statements.

Level 3 Assets and Liabilities.    The Company’s Level 3 assets before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $20.5 billion and $20.4 billion at March 31, 2013 and December 31, 2012, respectively, and represented approximately 6% at March 31, 2013 and December 31, 2012, of the assets measured at fair value (approximately 3% of total assets at March 31, 2013 and December 31, 2012). Level 3 liabilities before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $7.8 billion and $7.7 billion at March 31, 2013 and December 31, 2012, respectively, and represented approximately 4% of the Company’s liabilities measured at fair value. During the quarters ended March 31, 2013 and 2012, the net losses of approximately $0.7 billion and $1.2 billion, respectively, in Net derivative and other contracts categorized as Level 3 assets were primarily driven by tightening of credit spreads on underlying reference entities of basket credit default swaps. See Note 4 to the condensed consolidated financial statements for further information about changes in Level 3 assets and liabilities.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.    At March 31, 2013, certain of the Company’s assets were measured at fair value on a non-recurring basis, primarily relating to loans, other investments, premises, equipment and software costs, and intangible assets. The Company incurs losses or gains for any adjustments of these assets to fair value. A downturn in market conditions could result in impairment charges in future periods.

For assets and liabilities measured at fair value on a non-recurring basis, fair value is determined by using various valuation approaches. The same hierarchy as described above, which maximizes the use of observable inputs and minimizes the use of unobservable inputs by generally requiring that the observable inputs be used when available, is used in measuring fair value for these items.

See Note 4 to the condensed consolidated financial statements for further information on assets and liabilities that are measured at fair value on a non-recurring basis.

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

See Note 2 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K for additional information regarding the Company’s valuation policies, processes and procedures.

Goodwill and Intangible Assets.

Goodwill.    The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level, which is generally at the level of or one level below its business segments. Goodwill no longer retains its association with a particular acquisition once it has been assigned to a reporting unit. As such, all of the activities of a reporting unit, whether acquired or organically developed, are available to support the value of the goodwill. For both the annual and interim tests, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if the Company concludes otherwise, then it is required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques the Company believes market participants would use for each of the reporting units. The estimated fair values are generally determined utilizing methodologies that incorporate price-to-book, price-to-earnings and assets under management multiples of certain comparable companies. The Company also utilizes a discounted cash flow methodology for certain reporting units. At December 31, 2012, each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value.

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

See Note 12 to the condensed consolidated financial statements for additional information on legal proceedings.

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

See Note 2 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K for additional information on the Company’s significant assumptions, judgments and interpretations associated with the accounting for income taxes and Note 18 to the condensed consolidated financial statements for additional information on the Company’s tax examinations.

Liquidity and Capital Resources.

The Company’s senior management establishes the liquidity and capital policies. Through various risk and control committees, the Company’s senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity and interest rate and currency sensitivity of the Company’s asset and liability position. The Company’s Treasury Department, Firm Risk Committee, Asset and Liability Management Committee and other control groups assist in evaluating, monitoring and controlling the impact that the Company’s business activities have on its condensed consolidated statements of financial condition, liquidity and capital structure. Liquidity and capital matters are reported regularly to the Board’s Risk Committee.

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

The tables below summarize total assets for the Company’s business segments at March 31, 2013 and December 31, 2012:

	At March 31, 2013
	Institutional Securities	Global Wealth Management Group	Asset Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$34,059	$7,953	$890	$42,902
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	28,846	2,467	—	31,313
Trading assets	260,174	2,511	4,551	267,236
Securities available for sale	—	41,454	—	41,454
Securities received as collateral(2)	17,971	—	—	17,971
Federal funds sold and securities purchased under agreements to resell(2)	127,107	13,308	—	140,415
Securities borrowed(2)	135,313	414	—	135,727
Customer and other receivables(2)	39,603	21,906	762	62,271
Loans, net of allowance	12,788	17,827	—	30,615
Other assets(3)	19,466	10,717	1,296	31,479

Total assets(4)	$675,327	$118,557	$7,499	$801,383

	At December 31, 2012
	Institutional Securities(5)	Global Wealth Management Group(5)	Asset Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$33,370	$12,714	$820	$46,904
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	26,116	4,854	—	30,970
Trading assets	260,885	2,285	4,433	267,603
Securities available for sale	—	39,869	—	39,869
Securities received as collateral(2)	14,278	—	—	14,278
Federal funds sold and securities purchased under agreements to resell(2)	120,957	13,455	—	134,412
Securities borrowed(2)	121,302	399	—	121,701
Customer and other receivables(2)	39,362	24,161	765	64,288
Loans, net of allowance	12,078	16,968	—	29,046
Other assets(3)	19,701	10,860	1,328	31,889

Total assets(4)	$648,049	$125,565	$7,346	$780,960

(1)	Cash and cash equivalents include Cash and due from banks and Interest bearing deposits with banks.
(2)	Certain of these assets are included in secured financing assets (see “Secured Financing” herein).
(3)	Other assets include Other investments; Premises, equipment and software costs; Goodwill; Intangible assets; and Other assets.
(4)	Total assets include Global Liquidity Reserves of $186 billion and $182 billion at March 31, 2013 and December 31, 2012, respectively.
(5)	On January 1, 2013, the International Wealth Management business was transferred from the Global Wealth Management Group business segment to the Equity division within the Institutional Securities business segment. Accordingly, prior period amounts have been recast to reflect the International Wealth Management business as part of the Institutional Securities business segment.

A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets increased to $801,383 million at March 31, 2013 from $780,960 million at December 31, 2012. The increase in total assets was primarily due to an increase in Securities borrowed and Federal funds sold and securities purchased under agreements to resell.

The Company’s assets and liabilities are primarily related to transactions attributable to sales and trading and securities financing activities. At March 31, 2013, securities financing assets and liabilities were $373 billion and $314 billion, respectively. At December 31, 2012, securities financing assets and liabilities were $348 billion and $300 billion, respectively. Securities financing transactions include cash deposited with clearing organizations or segregated under federal and other regulations or requirements, repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received and customer and other receivables and payables. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Note 2 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K and Note 6 to the condensed consolidated financial statements). Securities sold under agreements to repurchase and Securities loaned were $160 billion at March 31, 2013 and averaged $173 billion during the quarter ended March 31, 2013. Securities purchased under agreements to resell and Securities borrowed were $276 billion at March 31, 2013 and averaged $293 billion during the quarter ended March 31, 2013.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer-owned securities, and customer cash, which is segregated in accordance with regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage customers. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets were $18 billion and $14 billion at March 31, 2013 and December 31, 2012, respectively, recorded in accordance with accounting guidance for the transfer of financial assets that represented offsetting assets and liabilities for fully collateralized non-cash loan transactions.

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

The assumptions underpinning the Liquidity Stress Tests include, but are not limited to, the following:

•	No government support;

•	No access to equity and unsecured debt markets;

•	Repayment of all unsecured debt maturing within the stress horizon;

•	Higher haircuts and significantly lower availability of secured funding;

•	Additional collateral that would be required by trading counterparties, certain exchanges and clearing organizations related to credit rating downgrades;

•	Additional collateral that would be required due to collateral substitutions, collateral disputes and uncalled collateral;

•	Discretionary unsecured debt buybacks;

•	Drawdowns on unfunded commitments provided to third parties;

•	Client cash withdrawals and reduction in customer short positions that fund long positions;

•	Limited access to the foreign exchange swap markets;

•	Return of securities borrowed on an uncollateralized basis; and

•	Maturity roll-off of outstanding letters of credit with no further issuance.

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

At March 31, 2013, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its Liquidity Stress Tests.

Global Liquidity Reserve.

The Company maintains sufficient liquidity reserves (“Global Liquidity Reserve”) to cover daily funding needs and meet strategic liquidity targets sized by the CFP and Liquidity Stress Tests. The size of the Global Liquidity Reserve is actively managed by the Company. The following components are considered in sizing the Global Liquidity Reserve: unsecured debt maturity profile, balance sheet size and composition, funding needs in a stressed environment inclusive of contingent cash outflows and collateral requirements. Additionally, the Global Liquidity Reserve includes an additional reserve, which is primarily a discretionary surplus based on the Company’s risk tolerance and is subject to change dependent on market and firm-specific events.

The Global Liquidity Reserve is held within the Parent and major operating subsidiaries. The Global Liquidity Reserve is composed of diversified cash and cash equivalents and highly liquid unencumbered securities. Eligible unencumbered securities include U.S. government securities, U.S. agency securities, U.S. agency mortgage-backed securities, non-U.S. government securities and other highly liquid investment grade securities.

Global Liquidity Reserve by Type of Investment.

The table below summarizes the Company’s Global Liquidity Reserve by type of investment:

At March 31, 2013
(dollars in billions)
Cash deposits with banks	$15
Cash deposits with central banks	23
Unencumbered highly liquid securities:
U.S. government obligations	72
U.S. agency and agency mortgage-backed securities	41
Non-U.S. sovereign obligations(1)	17
Investments in money market funds	1
Other investment grade securities	17

Global Liquidity Reserve	$186

(1)	Non-U.S. sovereign obligations are composed of unencumbered German, French, Dutch, U.K., Brazilian and Japanese government obligations.

The ability to monetize assets during a liquidity crisis is critical. The Company believes that the assets held in the Global Liquidity Reserve can be monetized within five business days in a stressed environment given the highly liquid and diversified nature of the reserves. The currency profile of the Global Liquidity Reserve is consistent with the CFP and Liquidity Stress Tests. In addition to the Global Liquidity Reserve, the Company has other cash and cash equivalents and other unencumbered assets that are available for monetization that are not included in the balances in the table above.

Global Liquidity Reserve Held by Bank and Non-Bank Legal Entities.

The table below summarizes the Global Liquidity Reserve held by bank and non-bank legal entities:

			Average Balance(1)
	At March 31, 2013	At December 31, 2012	For the Three Months Ended March 31, 2013	For the Three Months Ended December 31, 2012
	(dollars in billions)
Bank legal entities:
Domestic	$63	$66	$64	$60
Foreign	5	5	5	5

Total Bank legal entities	68	71	69	65

Non-Bank legal entities:
Domestic(2)	85	81	86	81
Foreign	33	30	32	31

Total Non-Bank legal entities	118	111	118	112

Total	$186	$182	$187	$177

(1)	The Company calculates the average Global Liquidity Reserve based upon daily amounts.
(2)	The Parent held $66 billion at March 31, 2013, which averaged $67 billion for the quarter ended March 31, 2013.

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

Secured Financing.    A substantial portion of the Company’s total assets consists of liquid marketable securities and arises principally from its Institutional Securities business segment’s sales and trading activities. The liquid nature of these assets provides the Company with flexibility in funding these assets with secured financing. The Company’s goal is to achieve an optimal mix of durable secured and unsecured financing. Secured financing investors principally focus on the quality of the eligible collateral posted. Accordingly, the Company actively manages its secured financing book based on the quality of the assets being funded.

The Company utilizes shorter-term secured financing only for highly liquid assets and has established longer tenor limits for less liquid asset classes, for which funding may be at risk in the event of a market disruption. The Company defines highly liquid assets as those which are consistent with the standards of the Global Liquidity Reserve, and less liquid assets as those which do not meet these standards. At March 31, 2013, the weighted average maturity of the Company’s secured financing against less liquid assets was greater than 120 days. To further minimize the refinancing risk of secured financing for less liquid assets, the Company has established concentration limits to diversify its investor base and reduce the amount of monthly maturities for secured financing of less liquid assets. Furthermore, the Company obtains spare capacity, or term secured funding liabilities in excess of less liquid inventory, as an additional risk mitigant to replace maturing trades in the event that secured financing markets or our ability to access them become limited. Finally, in addition to the above risk management framework, the Company holds a portion of its Global Liquidity Reserve against the potential disruption to its secured financing capabilities.

Unsecured Financing.    The Company views long-term debt and deposits as stable sources of funding. Unencumbered securities and non-security assets are financed with a combination of long- and short-term debt and deposits. The Company’s unsecured financings include structured borrowings, whose payments and redemption values are based on the performance of certain underlying assets, including equity, credit, foreign exchange, interest rates and commodities. When appropriate, the Company may use derivative products to conduct asset and liability management and to make adjustments to the Company’s interest rate risk profile (see Note 12 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K).

Short-Term Borrowings.    The Company’s unsecured short-term borrowings consist of commercial paper, bank loans, bank notes and structured notes with maturities of 12 months or less at issuance.

The table below summarizes the Company’s short-term unsecured borrowings:

	At March 31, 2013	At December 31, 2012
	(dollars in millions)
Commercial paper	$254	$306
Other short-term borrowings	2,221	1,832

Total	$2,475	$2,138

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

Deposits were as follows:

	At March 31, 2013(1)	At December 31, 2012(1)
	(dollars in millions)
Savings and demand deposits(2)	$76,895	$80,058
Time deposits(3)	3,728	3,208

Total	$80,623	$83,266

(1)	Total deposits subject to FDIC insurance at March 31, 2013 and December 31, 2012 were $60 billion and $62 billion, respectively.
(2)	Amounts include non-interest bearing deposits of $1,037 million at December 31, 2012.
(3)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 4 to the condensed consolidated financial statements).

Senior Indebtedness.    At March 31, 2013, the aggregate outstanding carrying amount of the Company’s senior indebtedness was approximately $155 billion (including guaranteed obligations of the indebtedness of subsidiaries) compared with $158 billion at December 31, 2012. The decrease in the amount of senior indebtedness was primarily due to repayments of notes, net of new issuances of long-term borrowings.

Long-Term Borrowings.    The Company believes that accessing debt investors through multiple distribution channels helps provide consistent access to the unsecured markets. In addition, the issuance of long-term debt allows the Company to reduce reliance on short-term credit sensitive instruments (e.g., commercial paper and other unsecured short-term borrowings). Long-term borrowings are generally managed to achieve staggered maturities, thereby mitigating refinancing risk, and to maximize investor diversification through sales to global institutional and retail clients across regions, currencies and product types. Availability and cost of financing to the Company can vary depending on market conditions, the volume of certain trading and lending activities, the Company’s credit ratings and the overall availability of credit.

The Company may from time to time engage in various transactions in the credit markets (including, for example, debt retirements) that it believes are in the best interests of the Company and its investors.

Long-term borrowings at March 31, 2013 consisted of the following:

	Parent	Subsidiaries	Total
	(dollars in millions)
Due in 2013	$14,812	$1,292	$16,104
Due in 2014	20,941	803	21,744
Due in 2015	19,978	4,341	24,319
Due in 2016	20,387	1,990	22,377
Due in 2017	25,623	2,074	27,697
Thereafter	50,511	2,390	52,901

Total	$152,252	$12,890	$165,142

Long-Term Borrowing Activity for the Three Months Ended March 31, 2013.    During the quarter ended March 31, 2013, the Company issued and reissued notes with a principal amount of approximately $10 billion, including the Company’s issuance of $4.5 billion in senior unsecured debt on February 25, 2013. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.3 years at March 31, 2013. During the quarter ended March 31, 2013, approximately $12 billion in aggregate long-term borrowings matured or were retired. On April 25, 2013, the Company issued $3.7 billion in senior unsecured debt.

Credit Ratings.

The Company relies on external sources to finance a significant portion of its day-to-day operations. The cost and availability of financing generally is impacted by the Company’s credit ratings. In addition, the Company’s credit ratings can have an impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is a key consideration, such as OTC derivative transactions, including credit derivatives and interest rate swaps. Rating agencies will look at company specific factors, other industry factors such as regulatory or legislative changes, the macro-economic environment and perceived levels of government support among other things.

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

At April 30, 2013, the Parent’s and Morgan Stanley Bank, N.A.’s senior unsecured ratings were as set forth below:

	Parent			Morgan Stanley Bank, N.A.
	Short-Term Debt	Long-Term Debt	Rating Outlook	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Negative	—	—	—
Fitch Ratings, Inc.	F1	A	Stable	F1	A	Stable
Moody’s Investor Services, Inc.	P-2	Baa1	Negative	P-2	A3	Stable
Rating and Investment Information, Inc.	a-1	A	Negative	—	—	—
Standard & Poor’s Financial Services LLC	A-2	A-	Negative	A-1	A	Negative

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

As noted in the table above, the long-term credit ratings on the Company by Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”) are currently at different levels (commonly referred to as “split ratings”). The table below shows the future potential collateral amounts that could be called by counterparties or exchanges and clearing organizations in the event of the following credit rating scenarios for Moody’s and S&P at March 31, 2013:

Company Rating Scenario (Moody's/S&P)	OTC Agreements	Other Agreements	Exchanges and Clearing Organizations
	(dollars in millions)
Baa1/BBB+	$586	$—	$—
Baa2/BBB	$2,823	$—	$—
Baa3/BBB-	$3,505	$320	$130

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

At March 31, 2013, the Company had approximately $1.6 billion remaining under its current share repurchase program out of the $6 billion authorized by the Board of Directors in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases by the Company are subject to regulatory approval. During the quarter ended March 31, 2013, the Company did not repurchase common stock as part of its capital management share repurchase program (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

The Board of Directors determines the declaration and payment of dividends on a quarterly basis. In April 2013, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05. In March 2013, the Company also announced that the Board of Directors declared a quarterly dividend of $250.00 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $ 0.25000) and a quarterly dividend of $25.00 per share of Series C Non-Cumulative Non-Voting Perpetual Preferred Stock.

The following table sets forth the Company’s tangible common equity at March 31, 2013 and December 31, 2012 and average balances during the quarter ended March 31, 2013:

	Balance at		Average Balance(1)
	March 31, 2013	December 31, 2012	For the Three Months Ended March 31, 2013
	(dollars in millions)
Common equity	$61,196	$60,601	$60,924
Preferred equity	1,508	1,508	1,508

Morgan Stanley shareholders’ equity	62,704	62,109	62,432
Junior subordinated debentures issued to capital trusts	4,828	4,827	4,827
Less: Goodwill and net intangible assets(2)	(7,509)	(7,587)	(7,548)

Tangible Morgan Stanley shareholders’ equity	$60,023	$59,349	$59,711

Common equity	$61,196	$60,601	$60,924
Less: Goodwill and net intangible assets(2)	(7,509)	(7,587)	(7,548)

Tangible common equity(3)	$53,687	$53,014	$53,376

(1)	The Company calculates its average balances based upon month-end balances.
(2)	The goodwill and net intangible assets deduction exclude mortgage servicing rights (net of disallowable mortgage servicing rights) of $7 million and $6 million at March 31, 2013 and December 31, 2012, respectively, and include only the Company’s share of the Wealth Management JV’s goodwill and intangible assets.
(3)	Tangible common equity, a non-GAAP financial measure, equals common equity less goodwill and net intangible assets as defined above. The Company views tangible common equity as a useful measure to investors because it is a commonly utilized metric and reflects the common equity deployed in the Company’s businesses.

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

The Company calculates its capital ratios and RWAs in accordance with the capital adequacy standards for financial holding companies adopted by the Federal Reserve. These standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. On January 1, 2013, the U.S. banking regulators’ rules to implement the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5”, became effective, which increased the capital requirements for securitizations and correlation trading within the Company's trading book, as well as incorporated add-ons for stressed VaR and incremental risk requirements (“market risk capital framework amendment”). The Company’s capital ratios and RWAs for the current quarter were calculated under this revised framework. The Company's capital ratios and RWAs for prior quarters have not been recalculated under this revised framework. RWAs reflect both on and off-balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations.

Market RWAs reflect capital charges attributable to the risk of loss resulting from adverse changes in market prices and other factors. For a further discussion of the Company’s market risks and models such as Value-at-Risk (“VaR”) model, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of the Form 10-K and in Part I, Item 3 herein.

Credit RWAs reflect capital charges attributable to the risk of loss arising from a borrower or counterparty failing to meet its financial obligations. For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of the Form 10-K and in Part I, Item 3 herein.

Total allowable capital is composed of Tier 1 capital, which includes Tier 1 common capital, and Tier 2 capital. In accordance with the Federal Reserve’s definition, Tier 1 common capital is defined as Tier 1 capital less non-common elements in Tier 1 capital. Non-common elements include perpetual preferred stock and related surplus, minority interests in subsidiaries, trust preferred securities and mandatory convertible preferred securities. Tier 1 capital consists predominantly of common shareholders’ equity as well as qualifying preferred stock and qualifying restricted core capital elements (qualifying trust preferred securities and noncontrolling interests) less goodwill, non-servicing intangible assets (excluding allowable mortgage servicing rights), net deferred tax assets (recoverable in excess of one year), an after-tax debt valuation adjustment and certain other deductions, including equity investments. The debt valuation adjustment in the below table represents the cumulative change in fair value of certain long-term and short-term borrowings that was attributable to the Company’s own instrument-specific credit spreads and is included in retained earnings. For a further discussion of fair value, see Note 4 to the condensed consolidated financial statements.

At March 31, 2013, the Company was in compliance with Basel I, inclusive of the market risk capital framework amendment, with ratios of Tier 1 capital to RWAs of 13.9% and total capital to RWAs of 14.5% (6% and 10% being well-capitalized for regulatory purposes, respectively). The ratio of Tier 1 common capital to RWAs was 11.5% (5% being the minimum under the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) framework). Financial holding companies are subject to a Tier 1 leverage ratio as defined by the Federal Reserve. The Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the year. At March 31, 2013, the Company was also in compliance with the Federal Reserve’s Tier 1 leverage requirement with a Tier 1 leverage ratio of 7.0% (5% being well-capitalized for regulatory purposes).

The following table reconciles the Company’s total shareholders’ equity to Tier 1 common, Tier 1, Tier 2 and Total allowable capital as defined by the regulations issued by the Federal Reserve and presents the Company’s consolidated capital ratios at March 31, 2013 and December 31, 2012:

	At March 31, 2013	At December 31, 2012
	(dollars in millions)
Allowable capital
Common shareholders’ equity	$61,196	$60,601
Less: Goodwill	(6,633)	(6,650)
Less: Non-servicing intangible assets	(3,687)	(3,777)
Less: Net deferred tax assets	(3,838)	(4,785)
After-tax debt valuation adjustment	1,024	823
Other deductions	(1,550)	(1,418)

Tier 1 common capital	46,512	44,794

Qualifying preferred stock	1,508	1,508
Qualifying restricted core capital elements	8,109	8,058

Tier 1 capital	56,129	54,360

Qualifying subordinated debt and restricted core capital elements	2,742	2,783
Other qualifying amounts	232	197
Other deductions	(721)	(714)

Tier 2 capital	2,253	2,266

Total allowable capital	$58,382	$56,626

Risk-weighted assets(1)
Market risk	$151,231	$54,042
Credit risk	252,006	252,704

Total	$403,237	$306,746

Capital ratios
Total capital ratio(1)	14.5%	18.5%

Tier 1 common capital ratio(1)	11.5%	14.6%

Tier 1 capital ratio(1)	13.9%	17.7%

Tier 1 leverage ratio	7.0%	7.1%

(1)	Effective January 1, 2013, in accordance with the U.S. banking regulators’ rules the Company implemented the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5”, which increased the capital requirement for securitizations and correlation trading within the Company's trading book as well as incorporated add-ons for stressed VaR and incremental risk requirements. Under the market risk capital framework amendment, total risk-weighted assets would have been approximately $424 billion at December 31, 2012. At December 31, 2012, the capital ratios would have been approximately as follows: Total capital ratio 13.4%, Tier 1 common capital ratio 10.6% and Tier 1 capital ratio 12.8%.

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

In addition, the Dodd-Frank Act imposes stress test requirements on large bank holding companies, including the Company. In October 2012, the Federal Reserve issued its stress test final rule as required by the Dodd-Frank Act that requires the Company to conduct semi-annual company-run stress tests. The rule also subjects the Company to an annual supervisory stress test conducted by the Federal Reserve.

The Company submitted its 2013 capital plan to the Federal Reserve in January 2013. In March 2013, the Federal Reserve published a summary of the supervisory stress test results of each company subject to the final rule, including the Company. The Company received no objection to its 2013 capital plan, including the acquisition of the remaining 35% interest in the Wealth Management JV, the completion of which is subject to applicable regulatory approvals, and ongoing payment of current common and preferred dividends.

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

Although the U.S. Basel III proposals do not address the Basel Committee’s new additional loss absorbency capital requirement for Global Systemically Important Banks (“G-SIBs”), such as the Company, the U.S. banking regulators indicated that guidance on the implementation of the Basel Committee’s G-SIB capital surcharge in the United States would be forthcoming. In November 2012, the Financial Stability Board provisionally assigned the Company a capital surcharge of 1.5 percent of Tier 1 common capital to RWA on a scale of 1.0 percent to 2.5 percent. The Financial Stability Board stated that it intends to update the G-SIB list annually based on new data. The U.S. Basel III proposals also propose amendments to the advanced approaches risk-based capital rule that change certain aspects of the treatment of counterparty credit risk under the Basel II framework and replace the use of externally developed credit ratings with proposed alternatives such as internally developed credit ratings. The U.S. Basel III proposals contemplate that the new capital requirements would be phased in over several years. In November 2012, the U.S. banking regulators announced that the U.S. Basel III proposals would not become effective on January 1, 2013. The announcement did not specify new implementation or phase-in dates for the U.S. Basel III proposals.

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

Pursuant to provisions of the Dodd-Frank Act, over time, trust preferred securities will no longer qualify as Tier 1 capital but will qualify only as Tier 2 capital subject to meeting Tier 2 capital eligibility criteria. This change in regulatory capital treatment may be phased in incrementally during a transition period once Basel III proposals become effective. This provision of the Dodd-Frank Act accelerates the phasing out of trust preferred securities provided in Basel III.

The Company estimates its pro forma Tier 1 common capital ratio under Basel III to be approximately 9.7% as of March 31, 2013. This estimate is based on a preliminary assessment of the Basel III proposals published to date and other factors, including the Company’s expectations and interpretations of the proposed requirements and approvals of relevant advanced approach regulatory models. The estimate may significantly change based on these factors and the final rules to be issued by the Federal Reserve. If the Company does not receive the model approvals, this could have a significant impact on its Basel III capital ratio estimates. In addition, the estimate may not be comparable with that of other financial services firms given the final rules have not been issued and the estimate may be calculated differently. The Company’s estimates for the Tier 1 common capital ratio under Basel III will be refined over time as a result of further rulemaking or other clarifications by the Federal Reserve, and as the Company’s understanding and assumptions and interpretations of the rules evolve. The pro forma Tier 1 common capital ratio under Basel III is a non-GAAP financial measure that the Company considers to be a useful measure for evaluating compliance with expected regulatory capital requirements. The pro forma Tier 1 common capital ratio estimate is based on shareholders’ equity, Tier 1 common capital and RWAs at March 31, 2013. This preliminary estimate is subject to risks and uncertainties that may cause actual results to differ materially and should not be taken as a projection of what the Company’s capital ratios, RWAs, earnings or other results will actually be at future dates. For a discussion of risks and uncertainties that may affect the future results of the Company, please see “Risk Factors” in Part I, Item 1A of the Form 10-K.

Required Capital.

The Company’s required capital (“Required Capital”) estimation is based on the Required Capital Framework, an internal capital adequacy measure. This framework is a risk-based use-of-capital measure, which is compared with the Company’s regulatory capital to help ensure the Company maintains an amount of risk-based going concern capital after absorbing potential losses from extreme stress events where applicable, at a point in time. The Company defines the difference between its regulatory capital and aggregate Required Capital as Parent capital. Average Tier 1 common capital, aggregate Required Capital and Parent capital for the quarter ended March 31, 2013 were approximately $45.7 billion, $39.9 billion and $5.8 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, organic growth, acquisitions and other capital needs.

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

The following table presents the business segments’ and Parent’s average Tier 1 common capital and average common equity for the quarter ended March 31, 2013 and the quarter ended December 31, 2012:

	March 31, 2013(1)		December 31, 2012
	Average Tier 1 Common Capital	Average Common Equity	Average Tier 1 Common Capital	Average Common Equity
	(dollars in billions)
Institutional Securities(1)	$34.2	$39.9	$22.4	$28.5
Global Wealth Management Group	4.1	13.4	3.8	13.2
Asset Management	1.6	2.8	1.3	2.4
Parent capital(1)	5.8	4.8	16.9	16.3

Total	$45.7	$60.9	$44.4	$60.4

(1)	Effective January 2013, the Company updated its Required Capital Framework methodology to coincide with the regulatory changes becoming effective in 2013. As a result of this update to the methodology, the majority of which was driven by the implementation of the market risk capital framework amendment, average Parent capital decreased by approximately $11 billion with a corresponding increase allocated to the business segments (principally Institutional Securities) at March 31, 2013.

Liquidity.

The Basel Committee has developed two standards intended for use in liquidity risk supervision, the Liquidity Coverage Ratio (“LCR”) and the Net Stable Funding Ratio (“NSFR”).

The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover net cash outflows arising from significant stress over 30 calendar days. This standard’s objective is to promote the short-term resilience of the liquidity risk profile of banks and bank holding companies. The Company is compliant with this liquidity standard.

The NSFR has a time horizon of one year and builds on traditional “net liquid asset” and “cash capital” methodologies used widely by internationally active banking organizations to provide a sustainable maturity structure of assets and liabilities. The NSFR is defined as the amount of available stable funding to the amount of required stable funding. This standard’s objective is to promote resilience over a longer time horizon. After an observation period that began in 2011, the LCR, including any revisions, will be introduced on January 1, 2015. The NSFR, including any revisions, will move to a minimum standard by January 1, 2018.

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

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at March 31, 2013 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at March 31, 2013
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$1,460	$9	$—	$1	$1,470
Investment activities	778	100	36	273	1,187
Primary lending commitments—investment grade(1)	7,353	10,801	34,106	926	53,186
Primary lending commitments—non-investment grade(1)	818	4,711	10,337	1,919	17,785
Secondary lending commitments(2)	78	41	27	40	186
Commitments for secured lending transactions	340	—	—	—	340
Forward starting reverse repurchase agreements and securities borrowing agreements(3)(4)	63,397	—	—	—	63,397
Commercial and residential mortgage-related commitments	1,125	18	179	193	1,515
Underwriting commitments	40	—	—	—	40
Other commitments	1,763	340	115	100	2,318

Total	$77,152	$16,020	$44,800	$3,452	$141,424

(1)	This amount includes $36.9 billion of investment grade and $9.5 billion of non-investment grade unfunded commitments accounted for as held for investment and $1.1 billion of investment grade and $2.8 billion of non-investment grade unfunded commitments accounted for as held for sale at March 31, 2013. The remainder of these lending commitments is carried at fair value.
(2)	These commitments are recorded at fair value within Trading assets and Trading liabilities in the condensed consolidated statements of financial condition (see Note 4 to the condensed consolidated financial statements).
(3)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to March 31, 2013 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and of the total amount at March 31, 2013, $55.3 billion settled within three business days.
(4)	The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $2.3 billion.

The above table does not include the Company’s commitment to purchase an additional 35% of the Wealth Management JV for $4.725 billion upon obtaining all regulatory approvals (see Note 3 to the condensed consolidated financial statements).

Effects of Inflation and Changes in Foreign Exchange Rates.

To the extent that a worsening inflation outlook results in rising interest rates or has negative impacts on the valuation of financial instruments that exceed the impact on the value of the Company's liabilities, it may adversely affect the Company’s financial position and profitability. Rising inflation may also result in increases in the Company’s non-interest expenses that may not be readily recoverable in higher prices of services offered.

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

VaR Methodology, Assumptions and Limitations.

The Company estimates VaR using a model based on volatility adjusted historical simulation for general market risk factors and Monte Carlo simulation for name-specific risk in corporate shares, bonds, loans and related derivatives. The model constructs a distribution of hypothetical daily changes in the value of trading portfolios based on the following: historical observation of daily changes in key market indices or other market risk factors; and information on the sensitivity of the portfolio values to these market risk factor changes. The Company’s VaR model uses four years of historical data with a volatility adjustment to reflect current market conditions. For risk management purposes, the Company’s Management VaR is computed at a 95% level of confidence over a one-day time horizon, which is a useful indicator of possible trading losses resulting from adverse daily market moves. The Company’s 95%/one-day VaR corresponds to the unrealized loss in portfolio value that, based on historically observed market risk factor movements, would have been exceeded with a frequency of 5%, or five times in every 100 trading days, if the portfolio were held constant for one day.

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

VaR statistics are not readily comparable across firms because of differences in the firms’ portfolios, modeling assumptions and methodologies. These differences can result in materially different VaR estimates across firms for similar portfolios. The impact varies depending on the factor history assumptions, the frequency with which the factor history is updated, and the confidence level. As a result, VaR statistics are more useful when interpreted as indicators of trends in a firm’s risk profile rather than as an absolute measure of risk to be compared across firms.

The Company utilizes the same VaR model for both risk management purposes as well as regulatory capital calculations. The Company’s VaR model has been approved by the Company’s regulators for use in regulatory capital calculations.

The portfolio of positions used for the Company’s Management VaR differs from that used for its Regulatory VaR, as it contains certain positions which are excluded from Regulatory VaR, as determined by regulatory capital requirements. Examples include counterparty credit valuation adjustments, and loans that are carried at fair value and associated hedges. Additionally, the Company’s Management VaR excludes certain risks contained in its Regulatory VaR, such as hedges to counterparty exposures related to the Company’s own credit spread.

The table below presents VaR as used for risk management purposes for the Company’s Trading portfolio, on a quarter-end, quarterly average and quarterly high and low basis (see Table 1 below). The Credit Portfolio is disclosed as a separate category from the Primary Risk Categories, and includes loans that are carried at fair value and associated hedges, as well as counterparty credit valuation adjustments and related hedges.

Trading Risks.

The table below presents the Company’s 95%/one-day Management VaR:

Table 1: 95% Management VaR	95%/One-Day VaR for the Quarter Ended March 31, 2013				95%/One-Day VaR for the Quarter Ended December 31, 2012
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$48	$61	$76	$47	$56	$60	$72	$52
Equity price	17	18	27	15	21	21	35	18
Foreign exchange rate	15	11	16	7	10	11	16	8
Commodity price	23	20	26	16	20	22	26	18
Less: Diversification benefit(1)(2)	(47)	(44)	N/A	N/A	(40)	(45)	N/A	N/A

Primary Risk Categories	$56	$66	$78	$52	$67	$69	$80	$63

Credit Portfolio	14	16	18	14	19	20	25	18
Less: Diversification benefit(1)(2)	(8)	(10)	N/A	N/A	(11)	(11)	N/A	N/A

Total Management VaR	$62	$72	$85	$59	$75	$78	$90	$71

(1)	Diversification benefit equals the difference between the total VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.
(2)	N/A–Not Applicable. The minimum and maximum VaR values for the total VaR and each of the component VaRs might have occurred on different days during the year, and therefore the diversification benefit is not an applicable measure.

The Company’s average Management VaR for the Primary Risk Categories for the quarter ended March 31, 2013 was $66 million compared with $69 million for the quarter ended December 31, 2012. This decrease was primarily driven by reduced risk in equities and commodities products.

The average Credit Portfolio VaR for the quarter ended March 31, 2013 was $16 million compared with $20 million for the quarter ended December 31, 2012. This reduction was driven by the transition of loans held at fair value to loans held for investment (net of allowance) as well as reduced counterparty credit risk as credit spreads tightened across the market.

The average Total Management VaR for the quarter ended March 31, 2013 was $72 million compared with $78 million for the quarter ended December 31, 2012. This decrease was driven by the aforementioned movements.

Distribution of VaR Statistics and Net Revenues for the quarter ended March 31, 2013.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenues is to compare the VaR with actual trading revenues. Assuming no intra-day trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the year is 13, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the adequacy of the VaR model could be questioned. The Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results for the Company, as well as individual business units. For days where losses exceed the VaR statistic, the Company examines the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results.

The distribution of VaR Statistics and Net Revenues will be presented in the histograms below for both the Primary Risk Categories and the Total Trading populations.

Primary Risk Categories.

As shown in Table 1, the Company’s average 95%/one-day Primary Risk Categories VaR for the quarter ended March 31, 2013 was $66 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Primary Risk Categories VaR for the quarter ended March 31, 2013, which was in a range between $55 million and $75 million for approximately 86% of the trading days during the quarter.

The histogram below shows the distribution of daily net trading revenues for the Company’s businesses that comprise the Primary Risk Categories for the quarter ended March 31, 2013. This excludes non-trading revenues of these businesses and revenues associated with the Company’s own credit risk. During the quarter ended March 31, 2013, the Company’s businesses that comprise the Primary Risk Categories experienced net trading losses on 8 days, of which no day was in excess of the 95%/one-day Primary Risk Categories VaR.

Total Trading—including the Primary Risk Categories and the Credit Portfolio.

As shown in Table 1, the Company’s average 95%/one-day Total Management VaR, which includes the Primary Risk Categories and the Credit Portfolio, for the quarter ended March 31, 2013 was $72 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Total Management VaR for the quarter ended March 31, 2013, which was in a range between $60 million and $80 million for approximately 81% of trading days during the quarter.

The histogram below shows the distribution of daily net trading revenues for the Company’s Trading businesses for the quarter ended March 31, 2013. This excludes non-trading revenues of these businesses and revenues associated with the Company’s own credit risk. During the quarter ended March 31, 2013, the Company experienced net trading losses on 8 days, of which no day was in excess of the 95%/one-day Management VaR.

Non-Trading Risks.

The Company believes that sensitivity analysis is an appropriate representation of the Company’s non-trading risks. Reflected below is this analysis, which covers substantially all of the non-trading risk in the Company’s portfolio.

Counterparty Exposure Related to the Company’s Own Spread.

The credit spread risk relating to the Company’s own mark-to-market derivative counterparty exposure is managed separately from VaR. The credit spread risk sensitivity of this exposure corresponds to an increase in value of approximately $5 million and $6 million for each 1 basis point widening in the Company’s credit spread level for March 31, 2013 and December 31, 2012, respectively.

Funding Liabilities.

The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $12 million and $13 million for each 1 basis point widening in the Company’s credit spread level for March 31, 2013 and December 31, 2012, respectively.

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

	March 31, 2013		December 31, 2012
	+100 Basis Points	+200 Basis Points	+100 Basis Points	+200 Basis Points
	(dollars in millions)
Impact on income from continuing operations before income taxes	$581	$874	$749	$1,140
Impact on income from continuing operations before income taxes excluding Citi’s share of the Wealth Management JV(1)(2)	406	601	477	718

(1)	Amounts for March 31, 2013 exclude Citi’s portion of income from continuing operations before taxes associated with its redeemable noncontrolling interest in the Wealth Management Joint Venture.
(2)	Amounts for December 31, 2012 exclude Citi’s portion of income from continuing operations before taxes associated with its nonredeemable noncontrolling interest in the Wealth Management Joint Venture.

Investments.

The Company makes investments in both public and private companies. These investments are predominantly equity positions with long investment horizons, the majority of which are for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net income associated with a 10% decline in investment values.

	10% Sensitivity
Investments	March 31, 2013	December 31, 2012
	(dollars in millions)
Investments related to Asset Management activities:
Hedge fund investments	$115	$120
Private equity and infrastructure funds	130	125
Real estate funds	138	138

Other investments:
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	144	143
Other Company investments	261	292

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

Lending Activities.

The Company provides loans to a variety of customers, from large corporate and institutional clients to high net worth individuals. In addition, the Company purchases loans in the secondary market. The table below summarizes the Company’s loans classified as Loans and Trading assets in the condensed consolidated statements of financial condition at March 31, 2013. See Notes 4 and 8 to the condensed consolidated financial statements for further information.

	Institutional Securities Corporate Lending(1)	Institutional Securities Other(2)	Global Wealth Management Group(3)	Total
	(dollars in millions)
Commercial and industrial	$7,058	$1,066	$2,763	$10,887
Consumer loans	—	231	7,968	8,199
Residential real estate loans	—	—	6,925	6,925
Wholesale real estate loans	—	319	7	326

Loans held for investment, net of allowance	7,058	1,616	17,663	26,337

Loans held for sale	4,114	—	164	4,278

Loans held at fair value	7,056	9,403	—	16,459

Total loans	$18,228	$11,019	$17,827	$47,074

(1)	In addition to loans, at March 31, 2013, $46.4 billion of unfunded lending commitments were accounted for as held for investment, $3.9 billion of unfunded lending commitments were accounted for as held for sale and $20.7 billion of unfunded lending commitments were accounted for at fair value.
(2)	In addition to loans, at March 31, 2013, $0.3 billion of unfunded lending commitments were accounted for as held for investment and $0.8 billion of unfunded lending commitments were accounted for at fair value.
(3)	In addition to loans, at March 31, 2013, $3.0 billion of unfunded lending commitments were accounted for as held for investment and $0.2 billion of unfunded lending commitments were accounted for as held for sale.

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

The Company may hedge and/or sell its exposures in connection with loans and lending commitments. Additionally, the Company may mitigate credit risk by requiring borrowers to pledge collateral and include financial covenants in lending commitments. In the condensed consolidated statements of financial condition, these loans are carried at either fair value with changes in fair value recorded in earnings or held for investment, which is recorded at amortized cost, or held for sale, which is recorded at lower of cost or fair value.

Effective April 1, 2012, the Company began accounting for all new originated corporate loans and lending commitments as either held for investment or held for sale.

The table below presents the Company’s credit exposure from its corporate lending positions and lending commitments, which is measured in accordance with the Company’s internal risk management standards at March 31, 2013. The “total corporate lending exposure” column includes funded and unfunded loans and lending commitments. Lending commitments represent legally binding obligations to provide funding to clients at March 31, 2013 for all lending transactions. Since commitments associated with these business activities may expire unused or may not be utilized to full capacity, they do not necessarily reflect the actual future cash funding requirements.

Corporate Lending Commitments and Funded Loans at March 31, 2013

	Years to Maturity				Total Corporate Lending Exposure(2)
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$598	$107	$111	$—	$816
AA	2,950	799	5,812	68	9,629
A	2,643	4,701	11,268	596	19,208
BBB	2,650	9,420	19,080	1,577	32,727

Investment grade	8,841	15,027	36,271	2,241	62,380
Non-investment grade	1,704	7,215	14,311	2,546	25,776

Total	$10,545	$22,242	$50,582	$4,787	$88,156

(1)	Obligor credit ratings are determined by the Credit Risk Management Department.
(2)	Total corporate lending exposure represents the Company’s potential loss assuming the market price of funded loans and lending commitments was zero.

At March 31, 2013, the aggregate amount of investment grade funded loans was $9.2 billion and the aggregate amount of non-investment grade funded loans was $8.0 billion. In connection with these corporate lending activities (which include corporate funded and unfunded loans and lending commitments), the Company had hedges (which include “single name,” “sector” and “index” hedges) with a notional amount of $13.7 billion related to the total corporate lending exposure of $88.2 billion at March 31, 2013.

“Event-Driven” Loans and Lending Commitments at March 31, 2013.

Included in the total corporate lending exposure amounts in the table above at March 31, 2013 were “event-driven” exposures of $7.3 billion composed of funded loans of $2.4 billion and lending commitments of $4.9 billion. Included in the “event-driven” exposure at March 31, 2013 were $6.0 billion of loans and lending commitments to non-investment grade borrowers. The maturity profile of the “event-driven” loans and lending commitments at March 31, 2013 was as follows: 26% will mature in less than 1 year, 11% will mature within 1 to 3 years, 42% will mature within 3 to 5 years and 22% will mature in over 5 years.

At March 31, 2013, $586 million of the Company’s “event-driven” loans were on a non-accrual basis; all other “event-driven” loans were current. These loans primarily are those the Company originated prior to the financial crisis in 2008 and was unable to sell or syndicate. For loans carried at fair value that are on non-accrual status, interest income is recognized on a cash basis.

Institutional Securities Other Lending Activities.    In addition to the primary corporate lending activity described above, the Institutional Securities business segment engages in other lending activity. These loans include corporate loans purchased in the secondary market, commercial and residential mortgage loans, asset-backed loans and financing extended to equities and commodities customers. At March 31, 2013, approximately 99% of Institutional Securities Other lending activities held for investment were current; less than 2% were on non-accrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

Global Wealth Management Group Lending Activities.    The principal Global Wealth Management Group activities that result in credit risk to the Company include purpose and non-purpose securities-based lending, structured credit facilities and residential mortgage lending. At March 31, 2013, approximately 99% of the Global Wealth Management Group business segment’s loans held for investment portfolio were current. For a further discussion of the Company’s credit risks associated with Global Wealth Management Group business segment, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk— Global Wealth Management Group” in Part II, Item 7A of the Form 10-K.

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

The Company actively monitors its counterparty credit risk related to credit derivatives. A majority of the Company’s counterparties are banks, broker-dealers, insurance and other financial institutions. Contracts with these counterparties do not include ratings-based termination events but do include provisions related to counterparty rating downgrades, which may result in additional collateral being required by the Company. As with all derivative contracts, the Company considers counterparty credit risk in the valuation of its positions and recognizes credit valuation adjustments as appropriate within Trading in the condensed consolidated statements of income.

The following table summarizes the key characteristics of the Company’s credit derivative portfolio by counterparty at March 31, 2013. The fair values shown are before the application of any counterparty or cash collateral netting. For additional credit exposure information on the Company’s credit derivative portfolio, see Note 11 to the condensed consolidated financial statements.

	At March 31, 2013
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$54,749	$52,048	$2,701	$1,558,601	$1,517,185
Insurance and other financial institutions	7,380	6,885	495	265,437	304,405
Non-financial entities	136	124	12	6,754	5,051

Total	$62,265	$59,057	$3,208	$1,830,792	$1,826,641

(1)	The Company’s CDS are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 7% of receivable fair values and 5% of payable fair values represent Level 3 amounts (see Note 4 to the condensed consolidated financial statements).

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

The Company’s sovereign exposures consist of financial instruments entered into with sovereign and local governments. Its non-sovereign exposures comprise exposures to primarily corporations and financial institutions. The following table shows the Company’s significant non-U.S. country risk exposure except for select European countries (see the table in “Country Risk Exposure—Select European Countries” herein) at March 31, 2013. Index credit derivatives are included in the Company’s country risk exposure tables. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable/payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country which references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure column based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable/payable is reflected in the Net Inventory column based on the country of the underlying reference entity.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	Exposure Before Hedges	Hedges(4)	Net Exposure(5)
	(dollars in millions)
United Kingdom:
Sovereigns	$777	$30	$—	$—	$807	$(209)	$598
Non-sovereigns	1,464	12,814	2,507	4,948	21,733	(3,067)	18,666

Subtotal	$2,241	$12,844	$2,507	$4,948	$22,540	$(3,276)	$19,264

Germany:
Sovereigns	$2,258	$530	$—	$—	$2,788	$(1,194)	$1,594
Non-sovereigns	658	3,376	588	3,721	8,343	(2,264)	6,079

Subtotal	$2,916	$3,906	$588	$3,721	$11,131	$(3,458)	$7,673

Brazil:
Sovereigns	$4,079	$—	$—	$—	$4,079	$—	$4,079
Non-sovereigns	79	231	1,407	212	1,929	(179)	1,750

Subtotal	$4,158	$231	$1,407	$212	$6,008	$(179)	$5,829

Canada:
Sovereigns	$900	$26	$—	$—	$926	$—	$926
Non-sovereigns	696	1,058	186	1,504	3,444	(250)	3,194

Subtotal	$1,596	$1,084	$186	$1,504	$4,370	$(250)	$4,120

Australia:
Sovereigns	$1,590	$24	$—	$—	$1,614	$(21)	$1,593
Non-sovereigns	849	475	493	1,007	2,824	(373)	2,451

Subtotal	$2,439	$499	$493	$1,007	$4,438	$(394)	$4,044

(1)	Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, the Company transacts in these CDS positions to facilitate client trading. At March 31, 2013, net exposures related to purchased and sold single-name and index credit derivatives for these countries were $(123) million. For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” herein.
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) taking into consideration legally enforceable master netting agreements and collateral.
(3)	At March 31, 2013, the benefit of collateral received against counterparty credit exposure was $15.5 billion in the U.K., with 99% of collateral consisting of cash, U.S. and U.K. government obligations, and $16.7 billion in Germany with 98% of collateral consisting of cash and government obligations of Belgium, France and the Netherlands. The benefit of collateral received against counterparty credit exposure in the three other countries totaled approximately $2.9 billion, with collateral primarily consisting of cash and U.S. government obligations. These amounts do not include collateral received on secured financing transactions.
(4)	Represents CDS hedges (purchased and sold) on net counterparty exposure and funded lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for the Company. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(5)	In addition, at March 31, 2013, the Company had exposure to these countries for overnight deposits with banks of approximately $6.3 billion.

Country Risk Exposure—Select European Countries.    In connection with certain of its Institutional Securities business segment activities, the Company has exposure to many foreign countries. During the quarter ended March 31, 2013, certain European countries, which include the European Peripherals and France, continued to experience challenges to their creditworthiness due to weakness in their economic and fiscal situations. The following table shows the Company’s exposure to the European Peripherals and France at March 31, 2013. Country exposure is measured in accordance with the Company’s internal risk management standards and includes obligations from sovereign and non-sovereigns, which includes governments, corporations, clearinghouses and financial institutions.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	CDS Adjustment(4)	Exposure Before Hedges	Hedges(5)	Net Exposure
	(dollars in millions)
Greece:
Sovereigns	$46	$42	$—	$—	$—	$88	$—	$88
Non-sovereigns	40	6	—	—	—	46	(25)	21

Subtotal	$86	$48	$—	$—	$—	$134	$(25)	$109

Ireland:
Sovereigns	$100	$—	$—	$—	$5	$105	$5	$110
Non-sovereigns	248	52	—	—	18	318	(8)	310

Subtotal	$348	$52	$—	$—	$23	$423	$(3)	$420

Italy:
Sovereigns	$(151)	$322	$—	$—	$445	$616	$(208)	$408
Non-sovereigns	667	652	370	802	107	2,598	(350)	2,248

Subtotal	$516	$974	$370	$802	$552	$3,214	$(558)	$2,656

Spain:
Sovereigns	$(424)	$1	$—	$—	$467	$44	$11	$55
Non-sovereigns	330	512	102	916	192	2,052	(454)	1,598

Subtotal	$(94)	$513	$102	$916	$659	$2,096	$(443)	$1,653

Portugal:
Sovereigns	$(109)	$(2)	$—	$—	$31	$(80)	$(63)	$(143)
Non-sovereigns	89	7	95	96	50	337	(22)	315

Subtotal	$(20)	$5	$95	$96	$81	$257	$(85)	$172

Sovereigns	$(538)	$363	$—	$—	$948	$773	$(255)	$518
Non-sovereigns	1,374	1,229	567	1,814	367	5,351	(859)	4,492

Total
European
Peripherals(6)	$836	$1,592	$567	$1,814	$1,315	$6,124	$(1,114)	$5,010

France(6):
Sovereigns	$(1,292)	$15	$—	$—	$32	$(1,245)	$(246)	$(1,491)
Non-sovereigns	(55)	2,296	255	1,877	228	4,601	(814)	3,787

Total France(6)	$(1,347)	$2,311	$255	$1,877	$260	$3,356	$(1,060)	$2,296

(1)	Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, the Company transacts in these CDS positions to facilitate client trading. At March 31, 2013, net exposures related to purchased and sold single-name and index credit derivatives for the European Peripherals and France were $(232) million and $(802) million, respectively. For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” herein.
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral.
(3)	At March 31, 2013, the benefit of collateral received against counterparty credit exposure was $4.3 billion in the European Peripherals, with 98% of such collateral consisting of cash and German government obligations and $7.8 billion in France with nearly all collateral consisting of cash and U.S. government obligations. These amounts do not include collateral received on secured financing transactions.

(4)	CDS adjustment represents credit protection purchased from European Peripherals’ banks on European Peripherals’ sovereign and financial institution risk or French banks on French sovereign and financial institution risk. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(5)	Represents CDS hedges (purchased and sold) on net counterparty exposure and funded lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for the Company. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(6)	In addition, at March 31, 2013, the Company had European Peripherals and French exposure for overnight deposits with banks of approximately $115 million and $21 million, respectively.

Industry Exposure—Corporate Lending and OTC Derivative Products.    The Company also monitors its credit exposure to individual industries for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivative contracts.

The following tables show the Company’s credit exposure from its primary corporate loans and lending commitments and OTC derivative products by industry at March 31, 2013:

Industry	Corporate Lending Exposure
(dollars in millions)
Energy	$11,798
Utilities	9,705
Funds, exchanges and other financial services(1)	7,643
Telecommunications services	4,948
Chemicals, metals, mining and other materials	4,751
Pharmaceuticals	4,619
Media-related entities	4,261
Capital goods	4,115
Technology software and services	3,869
Food, beverage and tobacco	3,728
Other	28,719

Total	$88,156

Industry	OTC Derivative Products(2)
(dollars in millions)
Utilities	$3,943
Banks	3,740
Special purpose vehicles	3,165
Funds, exchanges and other financial services(1)	2,008
Regional governments	1,481
Healthcare	1,333
Transportation	944
Academic institutions	896
Energy	758
Sovereign governments	706
Other	4,698

Total	$23,672

(1)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.
(2)	For further information on derivative instruments and hedging activities, see Note 11 to the condensed consolidated financial statements.

Item 4.	Controls and Procedures.

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

	Three Months Ended March 31, 2013
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$127,859	$527	1.7%
Non-U.S.	96,551	77	0.3
Securities available for sale:
U.S.	41,411	96	0.9
Loans:
U.S.	28,628	234	3.3
Non-U.S.	572	10	7.1
Interest bearing deposits with banks:
U.S.	22,647	15	0.3
Non-U.S.	7,529	11	0.6
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	199,363	(52)	(0.1)
Non-U.S.	93,713	144	0.6
Other:
U.S.	64,075	99	0.6
Non-U.S.	16,441	237	5.8

Total	$698,789	$1,398	0.8%

Non-interest earning assets	125,572

Total assets	$824,361

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$79,698	$41	0.2%
Non-U.S.	2,151	—	—
Commercial paper and other short-term borrowings:
U.S.	725	1	0.6
Non-U.S.	767	8	4.2
Long-term debt:
U.S.	160,530	942	2.4
Non-U.S.	9,842	18	0.7
Trading liabilities(1):
U.S.	35,280	—	—
Non-U.S.	66,627	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	108,438	158	0.6
Non-U.S.	64,396	292	1.8
Other:
U.S.	91,845	(402)	(1.8)
Non-U.S.	31,612	155	2.0

Total	$651,911	$1,213	0.8

Non-interest bearing liabilities and equity	172,450

Total liabilities and equity	$824,361

Net interest income and net interest rate spread		$185	—%

(1)	Interest expense on Trading liabilities is reported as a reduction of Interest income on Trading assets.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended March 31, 2012
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$130,147	$631	2.0%
Non-U.S.	88,710	160	0.7
Securities available for sale:
U.S.	31,508	86	1.1
Loans:
U.S.	15,931	112	2.9
Non-U.S.	189	6	12.9
Interest bearing deposits with banks:
U.S.	28,789	5	0.1
Non-U.S.	12,474	22	0.7
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	180,579	(37)	(0.1)
Non-U.S.	102,382	150	0.6
Other:
U.S.	50,398	232	1.9
Non-U.S.	14,127	175	5.0

Total	$655,234	$1,542	1.0%

Non-interest earning assets	130,446

Total assets	$785,680

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$65,638	$45	0.3%
Non-U.S.	84	—	—
Commercial paper and other short-term borrowings:
U.S.	629	2	1.3
Non-U.S.	2,377	11	1.9
Long-term debt:
U.S.	173,389	1,240	2.9
Non-U.S.	6,809	14	0.8
Trading liabilities(1):
U.S.	28,779	—	—
Non-U.S.	54,457	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	94,878	171	0.7
Non-U.S.	63,601	292	1.9
Other:
U.S.	80,264	(384)	(1.9)
Non-U.S.	34,655	210	2.5

Total	$605,560	$1,601	1.1

Non-interest bearing liabilities and equity	180,120

Total liabilities and equity	$785,680

Net interest income and net interest rate spread		$(59)	(0.1)%

(1)	Interest expense on Trading liabilities is reported as a reduction of Interest income on Trading assets.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

The following tables set forth an analysis of the effect on net interest income of volume and rate changes:

	Three Months Ended March 31, 2013 versus Three Months Ended March 31, 2012
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading assets:
U.S.	$(11)	$(93)	$(104)
Non-U.S.	14	(97)	(83)
Securities available for sale:
U.S.	27	(17)	10
Loans:
U.S.	89	33	122
Non-U.S.	12	(8)	4
Interest bearing deposits with banks:
U.S.	(1)	11	10
Non-U.S.	(9)	(2)	(11)
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	(4)	(11)	(15)
Non-U.S.	(13)	7	(6)
Other:
U.S.	64	(197)	(133)
Non-U.S.	29	33	62

Change in interest income	$197	$(341)	$(144)

Interest bearing liabilities
Deposits:
U.S.	$10	$(14)	$(4)
Commercial paper and other short-term borrowings:
U.S.	—	(1)	(1)
Non-U.S.	(7)	4	(3)
Long-term debt:
U.S.	(92)	(206)	(298)
Non-U.S.	6	(2)	4
Securities sold under agreements to repurchase and Securities loaned:
U.S.	24	(37)	(13)
Non-U.S.	4	(4)	—
Other:
U.S.	(56)	38	(18)
Non-U.S.	(18)	(37)	(55)

Change in interest expense	$(129)	$(259)	$(388)

Change in net interest income	$326	$(82)	$244

Part II—Other Information.

Item 1.	Legal Proceedings.

In addition to the matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or concern new actions that have been filed since December 31, 2012:

Residential Mortgage and Credit Crisis Related Matters.

Class Actions.

On March 28, 2013, the court presiding in both In re Morgan Stanley ERISA Litigation and Coulter v. Morgan Stanley & Co. Incorporated et al. granted defendants’ motions to dismiss. In each case the court allowed plaintiffs the opportunity to file an amended complaint with respect to certain claims.

On March 8, 2013, the Company filed an answer to the fourth amended complaint in In re Morgan Stanley Mortgage Pass-Through Certificates Litigation.

On November 16, 2012, the court presiding in In re IndyMac Mortgage-Backed Securities Litigation denied without prejudice plaintiffs’ motion for reconsideration seeking to expand the offerings at issue in the litigation. On March 26, 2013, the court entered an order staying the litigation for 60 days in order for the parties to engage in settlement discussions.

On April 17, 2013, Bank of America announced an agreement to settle several matters, including the Luther, et al. v. Countrywide Financial Corporation, et al. litigation. The settlement agreement is subject to court approval.

Other Litigation.

On April 24, 2013, the parties reached an agreement to settle the Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. litigation. On April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On April 24, 2013, the parties reached an agreement to settle the King County, Washington, et al. v. IKB Deutsche Industriebank AG, et al. litigation. On April 26, 2013, the court dismissed the action with prejudice.

On March 15, 2013, the court in Allstate Insurance Company, et al. v. Morgan Stanley, et al. denied in substantial part the defendants’ motion to dismiss the amended complaint.

On January 10, 2013, the Company filed an answer to the amended complaint in Federal Housing Finance Agency, as Conservator for the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation v. Morgan Stanley, et al.

On February 25, 2013, the Company filed a motion for summary judgment and special exceptions with respect to the claims raised in the amended complaint in Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc., which motion was denied in substantial part on April 26, 2013.

On March 20, 2013, plaintiff in Sealink Funding Limited v. Morgan Stanley, et al. filed a second amended complaint.

On March 15, 2013, the court in The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. denied the defendants’ motion to dismiss the amended complaint.

On February 12, 2013, the plaintiff in Federal Deposit Insurance Corporation as Receiver for Colonial Bank v. Citigroup Mortgage Loan Trust Inc. et al. filed an amended complaint. On March 29, 2013, defendants filed a motion to dismiss the amended complaint in Federal Deposit Insurance Corporation as Receiver for Colonial Bank v. Countrywide Securities Corporation et al.

On March 18, 2013, the Company filed a motion to dismiss the complaint in Morgan Stanley Mortgage Loan Trust 2006-13ARX v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc.

On April 24, 2013, the court in Phoenix Light SF Limited et al. v. J.P. Morgan Securities LLC et al. granted defendants’ motion to dismiss the complaint with leave to replead.

On February 8, 2013, the Company filed a motion to dismiss the complaint in Stichting Pensioenfonds ABP v. Morgan Stanley, et al.

On March 15, 2013, defendants filed a motion to dismiss the complaint in Royal Park Investments SA/NV v. Merrill Lynch et al.

On March 11, 2013, the Company filed a motion to dismiss the complaint in Morgan Stanley Mortgage Loan Trust 2006-10SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc.

On January 31, 2013, plaintiffs in HSH Nordbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of the State of New York, New York County (the “Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $524 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On April 12, 2013, defendants filed a motion to dismiss the complaint.

On February 14, 2013, plaintiff in Bank Hapoalim B.M. v. Morgan Stanley et al. filed a complaint in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 26, 2013, defendants filed a motion to dismiss the complaint.

On December 20, 2012, Landesbank Baden-Württemberg and two affiliates filed a summons with notice against the Company and certain affiliates in the Supreme Court of NY, styled Landesbank Baden-Württemberg et al. v. Morgan Stanley et al. The notice alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $50 million. The notice identifies causes of action against the Company for, among other things, common law fraud, fraudulent inducement, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation as well as contract claims. The notice identifies the relief sought to include, among other things, monetary damages, punitive damages, and rescission.

On March 7, 2013, the Federal Housing Finance Agency filed a summons with notice on behalf of the trustee of the Saxon Asset Securities Trust, Series 2007-1, against the Company and an affiliate. The matter is styled Federal Housing Finance Agency, as Conservator for the Federal Home Loan Mortgage Corporation, on behalf of the Trustee of the Saxon Asset Securities Trust, Series 2007-1 v. Saxon Funding Management LLC and Morgan Stanley and is pending in the Supreme Court of NY. The notice asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $593 million, breached various representations and warranties. The notice seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages, indemnity, and interest.

On April 26, 2013, Seagull Point, LLC filed a summons with notice against the Company and other defendants. The matter is styled Seagull Point, LLC, individually and on behalf of Morgan Stanley ABS Capital I Inc. Trust 2007 HE-5 v. WMC Mortgage Corp., et al. and is pending in the Supreme Court of NY. The notice asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.19 billion, breached various representations and warranties. The notice seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, declaratory judgment relief, and compensatory damages, including damages of not less than $476 million plus expenses, interest and fees.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended March 31, 2013.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
(January 1, 2013—January 31, 2013)

Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	1,783,230	$19.85	—	—

Month #2
(February 1, 2013—February 28, 2013)

Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	11,458,512	$23.35	—	—

Month #3
(March 1, 2013—March 31, 2013)

Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	149,103	$22.87	—	—

Total

Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	13,390,845	$22.88	—	—

(A)	On December 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $6 billion of the Company’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Company are subject to regulatory approval.
(B)	Includes: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee and director stock compensation plans) who exercised options; (2) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; (3) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units, and (4) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset the cash payment for fractional shares. The Company’s employee and director stock compensation plans provide that the value of the shares withheld, delivered or attested shall be valued using the fair market value of the Company’s common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

Item 6.	Exhibits.

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
Paul C. Wirth Deputy Chief Financial Officer

Date: May 7, 2013

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended March 31, 2013

Exhibit No.	Description

10.1	Change of Employment Status and Release Agreement between Morgan Stanley and Paul J. Taubman, dated January 3, 2013.

10.2	Morgan Stanley UK Limited Alternative Retirement Plan, dated as of October 8, 2009.

10.3	Form of Award Certificate for Discretionary Retention Awards under the Morgan Stanley Compensation Incentive Plan.

10.4	Form of Award Certificate for Discretionary Retention Awards of Stock Units.

10.5	Form of Award Certificate for Discretionary Retention Awards of Stock Options.

10.6	Form of Award Certificate for Long-Term Incentive Program Awards.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated May 7, 2013, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition—March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Income—Three Months Ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income—Three Months Ended March 31, 2013 and 2012, (iv) the Condensed Consolidated Statements of Cash Flows—Three Months Ended March 31, 2013 and 2012, (v) the Condensed Consolidated Statements of Changes in Total Equity—Three Months Ended March 31, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

E-1