Form 10-Q
period 2013-06-30
MORGAN STANLEY
filed 2013-08-02
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 1,958,539,144 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2013

i

AVAILABLE INFORMATION

Morgan Stanley files annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Morgan Stanley) file electronically with the SEC. Morgan Stanley’s electronic SEC filings are available to the public at the SEC’s internet site, www.sec.gov.

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

MORGAN STANLEY

Condensed Consolidated Statements of Financial Condition

(dollars in millions, except share data)

(unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash and due from banks ($380 and $526 at June 30, 2013 and December 31, 2012, respectively, related to consolidated variable interest entities generally not available to the Company)	$16,295	$20,878
Interest bearing deposits with banks	30,904	26,026
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	35,363	30,970
Trading assets, at fair value (approximately $145,191 and $147,348 were pledged to various parties at June 30, 2013 and December 31, 2012, respectively; $3,128 and $3,505 related to consolidated variable interest entities, generally not available to the Company at June 30, 2013 and December 31, 2012, respectively)	260,038	267,603
Securities available for sale, at fair value	42,858	39,869
Securities received as collateral, at fair value	14,749	14,278
Federal funds sold and securities purchased under agreements to resell (includes $869 and $621 at fair value at June 30, 2013 and December 31, 2012, respectively)	142,494	134,412
Securities borrowed	129,114	121,701
Customer and other receivables	64,473	64,288
Loans (net of allowances of $125 and $106 at June 30, 2013 and December 31, 2012, respectively)	34,571	29,046
Other investments	4,869	4,999
Premises, equipment and software costs (net of accumulated depreciation of $5,987 and $5,525 at June 30, 2013 and December 31, 2012, respectively) ($215 and $224 at June 30, 2013 and December 31, 2012, respectively, related to consolidated variable interest entities, generally not available to the Company)	5,966	5,946
Goodwill	6,600	6,650
Intangible assets (net of accumulated amortization of $1,420 and $1,250 at June 30, 2013 and December 31, 2012, respectively) (includes $9 and $7 at fair value at June 30, 2013 and December 31, 2012, respectively)	3,602	3,783
Other assets ($547 and $593 at June 30, 2013 and December 31, 2012, respectively, related to consolidated variable interest entities, generally not available to the Company)	10,795	10,511

Total assets	$802,691	$780,960

Liabilities
Deposits (includes $1,425 and $1,485 at fair value at June 30, 2013 and December 31, 2012, respectively)	$81,514	$83,266
Commercial paper and other short-term borrowings (includes $1,590 and $725 at fair value at June 30, 2013 and December 31, 2012, respectively)	2,366	2,138
Trading liabilities, at fair value	128,085	120,122
Obligation to return securities received as collateral, at fair value	19,154	18,226
Securities sold under agreements to repurchase (includes $552 and $363 at fair value at June 30, 2013 and December 31, 2012, respectively)	133,582	122,674
Securities loaned	36,135	36,849
Other secured financings (includes $6,452 and $9,466 at fair value at June 30, 2013 and December 31, 2012, respectively) ($610 and $976 at June 30, 2013 and December 31, 2012, respectively, related to consolidated variable entities and are non-recourse to the Company)	13,671	15,727
Customer and other payables	145,555	127,722
Other liabilities and accrued expenses ($117 at both June 30, 2013 and December 31, 2012, related to consolidated variable interest entities and are non-recourse to the Company)	15,417	14,928
Long-term borrowings (includes $40,819 and $44,044 at fair value at June 30, 2013 and December 31, 2012, respectively)	161,098	169,571

	736,577	711,223

Commitments and contingent liabilities (see Note 12)
Redeemable noncontrolling interests (see Notes 3 and 14)	—	4,309
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	1,508	1,508
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000 at June 30, 2013 and December 31, 2012;
Shares issued: 2,038,893,979 at June 30, 2013 and 2,038,893,979 at December 31, 2012;
Shares outstanding: 1,959,326,270 at June 30, 2013 and 1,974,042,123 at December 31, 2012	20	20
Additional Paid-in capital	23,933	23,426
Retained earnings	41,455	39,912
Employee stock trust	1,821	2,932
Accumulated other comprehensive loss	(1,169)	(516)
Common stock held in treasury, at cost, $0.01 par value; 79,567,709 shares at June 30, 2013 and 64,851,856 shares at December 31, 2012	(2,566)	(2,241)
Common stock issued to employee trust	(1,821)	(2,932)

Total Morgan Stanley shareholders’ equity	63,181	62,109
Nonredeemable noncontrolling interests	2,933	3,319

Total equity	66,114	65,428

Total liabilities, redeemable noncontrolling interests and equity	$802,691	$780,960

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Income

(dollars in millions, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Investment banking	$1,303	$1,104	$2,527	$2,167
Trading	2,894	2,469	5,588	4,871
Investments	188	63	526	148
Commissions and fees	1,217	1,040	2,385	2,217
Asset management, distribution and administration fees	2,404	2,268	4,750	4,420
Other	293	158	496	262

Total non-interest revenues	8,299	7,102	16,272	14,085

Interest income	1,422	1,323	2,820	2,865
Interest expense	1,218	1,483	2,431	3,084

Net interest	204	(160)	389	(219)

Net revenues	8,503	6,942	16,661	13,866

Non-interest expenses:
Compensation and benefits	4,105	3,631	8,321	8,061
Occupancy and equipment	377	378	756	766
Brokerage, clearing and exchange fees	456	405	884	808
Information processing and communications	470	487	918	946
Marketing and business development	163	155	297	301
Professional services	458	477	898	889
Other	699	472	1,230	956

Total non-interest expenses	6,728	6,005	13,304	12,727

Income from continuing operations before income taxes	1,775	937	3,357	1,139
Provision for income taxes	555	224	887	278

Income from continuing operations	1,220	713	2,470	861

Discontinued operations:
Gain (loss) from discontinued operations	(42)	52	(71)	80
Provision for (benefit from) income taxes	(13)	15	(23)	57

Net gain (loss) from discontinued operations	(29)	37	(48)	23

Net income	$1,191	$750	$2,422	$884
Net income applicable to redeemable noncontrolling interests	100	—	222	—
Net income applicable to non redeemable noncontrolling interests	111	159	258	387

Net income applicable to Morgan Stanley	$980	$591	$1,942	$497

Earnings applicable to Morgan Stanley common shareholders	$803	$564	$1,739	$446

Amounts applicable to Morgan Stanley:
Income from continuing operations	$1,009	$562	$1,990	$483
Net gain (loss) from discontinued operations	(29)	29	(48)	14

Net income applicable to Morgan Stanley	$980	$591	$1,942	$497

Earnings per basic common share:
Income from continuing operations	$0.44	$0.28	$0.94	$0.23
Net gain (loss) from discontinued operations	(0.02)	0.02	(0.03)	0.01

Earnings per basic common share	$0.42	$0.30	$0.91	$0.24

Earnings per diluted common share:
Income from continuing operations	$0.43	$0.28	$0.92	$0.23
Net gain (loss) from discontinued operations	(0.02)	0.01	(0.03)	—

Earnings per diluted common share	$0.41	$0.29	$0.89	$0.23

Dividends declared per common share	$0.05	$0.05	$0.10	$0.10
Average common shares outstanding:
Basic	1,907,737,175	1,885,179,182	1,904,470,952	1,881,070,509

Diluted	1,951,362,736	1,911,709,377	1,945,813,411	1,907,107,639

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Comprehensive Income

(dollars in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$1,191	$750	$2,422	$884
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	$(201)	$(151)	$(446)	$(131)
Amortization of cash flow hedges(2)	1	1	2	3
Change in net unrealized losses on securities available for sale(3)	(342)	41	(369)	22
Pension, postretirement and other related adjustments(4)	10	17	11	19

Total other comprehensive loss	$(532)	$(92)	$(802)	$(87)

Comprehensive income	$659	$658	$1,620	$797
Net income applicable to redeemable noncontrolling interests	100	—	222	—
Net income applicable to non redeemable noncontrolling interests	111	159	258	387
Other comprehensive income applicable to redeemable noncontrolling interests	—	—	—	—
Other comprehensive income (loss) applicable to nonredeemable noncontrolling interests	(57)	68	(149)	(24)

Comprehensive income applicable to Morgan Stanley	$505	$431	$1,289	$434

(1)	Amounts are net of provision for income taxes of $135 million and $172 million for the quarters ended June 30, 2013 and 2012, respectively, and $300 million and $176 million for the six months ended June 30, 2013 and 2012, respectively.
(2)	Amounts are net of provision for income taxes of $1 million and $1 million for the quarters ended June 30, 2013 and 2012, respectively, and $2 million and $2 million for the six months ended June 30, 2013 and 2012, respectively.
(3)	Amounts are net of provision for (benefit from) income taxes of $(234) million and $30 million for the quarters ended June 30, 2013 and 2012, respectively, and $(253) million and $17 million for the six months ended June 30, 2013 and 2012, respectively.
(4)	Amounts are net of provision for income taxes of $6 million and $8 million for the quarters ended June 30, 2013 and 2012, respectively, and $11 million and $10 million for the six months ended June 30, 2013 and 2012, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Cash Flows

(dollars in millions)

(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,422	$884
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss on equity method investees	(191)	20
Compensation payable in common stock and options	559	618
Depreciation and amortization	716	793
Gain on business dispositions	(30)	(108)
Gain on sale of securities available for sale	(38)	(23)
Impairment charges	112	33
Provision for credit losses on lending activities	63	62
Other non-cash adjustments to net income	13	(6)
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	(4,393)	36
Trading assets, net of Trading liabilities	12,075	38,656
Securities borrowed	(7,413)	(7,189)
Securities loaned	(714)	300
Customer and other receivables and other assets	(883)	(10,972)
Customer and other payables and other liabilities	13,278	5,310
Federal funds sold and securities purchased under agreements to resell	(8,082)	(17,833)
Securities sold under agreements to repurchase	10,908	6,885

Net cash provided by operating activities	18,402	17,466

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (payments for):
Premises, equipment and software costs	(583)	(436)
Business dispositions, net of cash disposed	530	1,536
Loans, net	(3,441)	(1,670)
Purchases of securities available for sale	(14,335)	(6,418)
Sales, maturities and redemptions of securities available for sale	11,040	5,439
Other investing activities	186	70

Net cash used for investing activities	(6,603)	(1,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Commercial paper and other short-term borrowings	228	(855)
Noncontrolling interests	(540)	(178)
Other secured financings	(1,761)	(4,822)
Deposits	(1,752)	2,590
Proceeds from:
Excess tax benefits associated with stock-based awards	13	42
Derivatives financing activities	459	241
Issuance of long-term borrowings	21,698	9,422
Payments for:
Long-term borrowings	(22,958)	(26,445)
Derivatives financing activities	(498)	(113)
Repurchases of common stock for employee tax withholding	(314)	(191)
Purchase of additional stake in Morgan Stanley Smith Barney Holdings LLC	(4,725)	—
Cash dividends	(239)	(230)

Net cash used for financing activities	(10,389)	(20,539)

Effect of exchange rate changes on cash and cash equivalents	(735)	(307)

Effect of cash and cash equivalents related to variable interest entities	(380)	(447)

Net increase (decrease) in cash and cash equivalents	295	(5,306)
Cash and cash equivalents, at beginning of period	46,904	47,312

Cash and cash equivalents, at end of period	$47,199	$42,006

Cash and cash equivalents include:
Cash and due from banks	$16,295	$12,408
Interest bearing deposits with banks	30,904	29,598

Cash and cash equivalents, at end of period	$47,199	$42,006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $2,177 million and $2,404 million for the six months ended June 30, 2013 and 2012, respectively.

Cash payments for income taxes were $537 million and $220 million for the six months ended June 30, 2013 and 2012, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Changes in Total Equity

Six Months Ended June 30, 2013

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- redeemable Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2012	$1,508	$20	$23,426	$39,912	$2,932	$(516)	$(2,241)	$(2,932)	$3,319	$65,428
Net income applicable to Morgan Stanley	—	—	—	1,942	—	—	—	—	—	1,942
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	258	258
Dividends	—	—	—	(248)	—	—	—	—	—	(248)
Shares issued under employee plans and related tax effects	—	—	507	—	(1,111)	—	(11)	1,111	—	496
Repurchases of common stock	—	—	—	—	—	—	(314)	—	—	(314)
Foreign currency translation adjustments	—	—	—	—	—	(297)	—	—	(149)	(446)
Net change in cash flow hedges	—	—	—	—	—	2	—	—	—	2
Change in net unrealized losses on securities available for sale	—	—	—	—	—	(369)	—	—	—	(369)
Pension, postretirement and other related adjustments	—	—	—	—	—	11	—	—	—	11
Morgan Stanley Smith Barney Holdings LLC redemption value adjustment	—	—	—	(151)	—	—	—	—	—	(151)
Other net decreases	—	—	—	—	—	—	—	—	(495)	(495)

BALANCE AT JUNE 30, 2013	$1,508	$20	$23,933	$41,455	$1,821	$(1,169)	$(2,566)	$(1,821)	$2,933	$66,114

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Changes in Total Equity—(Continued)

Six Months Ended June 30, 2012

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- Redeemable Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2011	$1,508	$20	$22,836	$40,341	$3,166	$(157)	$(2,499)	$(3,166)	$8,029	$70,078
Net income applicable to Morgan Stanley	—	—	—	497	—	—	—	—	—	497
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	387	387
Dividends	—	—	—	(252)	—	—	—	—	—	(252)
Shares issued under employee plans and related tax effects	—	—	315	—	32	—	486	(32)	—	801
Repurchases of common stock	—	—	—	—	—	—	(191)	—	—	(191)
Foreign currency translation adjustments	—	—	—	—	—	(102)	—	—	(29)	(131)
Net change in cash flow hedges	—	—	—	—	—	3	—	—	—	3
Change in net unrealized gains on securities available for sale	—	—	—	—	—	22	—	—	—	22
Pension, postretirement and other related adjustments	—	—	—	—	—	14	—	—	5	19
Other net increases	—	—	—	—	—	—	—	—	404	404

BALANCE AT JUNE 30, 2012	$1,508	$20	$23,151	$40,586	$3,198	$(220)	$(2,204)	$(3,198)	$8,796	$71,637

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Introduction and Basis of Presentation.

The Company.    Morgan Stanley, a financial holding company, is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley” or the “Company” mean Morgan Stanley (the “Parent”) together with its consolidated subsidiaries.

Effective with the quarter ended June 30, 2013, the Global Wealth Management Group and Asset Management business segments were re-titled Wealth Management and Investment Management, respectively.

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

Wealth Management (formerly known as Global Wealth Management Group), provides brokerage and investment advisory services to individual investors and small-to-medium sized businesses and institutions covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; cash management services; retirement services; and trust and fiduciary services and engages in fixed income trading, which primarily facilitates clients’ trading or investments in such securities.

Investment Management (formerly known as Asset Management) provides a broad array of investment strategies that span the risk/return spectrum across geographies, asset classes and public and private markets to a diverse group of clients across the institutional and intermediary channels as well as high net worth clients.

Discontinued Operations.

Quilter.    On April 2, 2012, the Company completed the sale of Quilter & Co. Ltd. (“Quilter”), its retail wealth management business in the United Kingdom (“U.K.”). The results of Quilter are reported as discontinued operations within the Wealth Management business segment for all periods presented.

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

The Company’s significant regulated U.S. and international subsidiaries include Morgan Stanley & Co. LLC (“MS&Co.”), Morgan Stanley Smith Barney LLC (“MSSB LLC”), Morgan Stanley & Co. International plc

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“MSIP”), Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”), Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”).

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

During the six months ended June 30, 2013, no updates were made to the Company’s significant accounting policies.

Condensed Consolidated Statements of Cash Flows.

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks, which are highly liquid investments with original maturities of three months or less, held for investment purposes, and readily convertible to known amounts of cash.

In the six months ended June 30, 2012, the Company’s significant non-cash activities included approximately $0.6 billion of net assets received from Citigroup, Inc. (“Citi”) related to Citi’s required equity contribution in connection with the Morgan Stanley Smith Barney Holdings LLC (“Wealth Management JV”) platform integration (see Notes 3 and 14).

During the third quarter of 2012, the Company identified that activities related to certain loans had been reported as cash flows from operating activities that should have been presented as investing activities. The Company corrected the previously presented cash flows for these loans and in doing so, the condensed consolidated statements of cash flows for the six months ended June 30, 2012 has been adjusted to increase net cash flows from operating activities by $1.7 billion, with the corresponding decrease in net cash flows from investing activities. The Company has evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed annual or quarterly consolidated financial statements.

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

On May 31, 2009, the Company and Citi consummated the combination of each institution’s respective wealth management business. The combined businesses operated as the Wealth Management JV through June 28, 2013.

Prior to September 2012, the Company owned 51% and Citi owned 49% of the Wealth Management JV. On September 17, 2012, the Company purchased an additional 14% stake in the Wealth Management JV from Citi for $1.89 billion, increasing the Company’s interest from 51% to 65%. In addition, in September 2012, the terms of the Wealth Management JV agreement regarding the purchase of the remaining 35% interest were amended, which resulted in a reclassification of approximately $4.3 billion from nonredeemable noncontrolling interests to redeemable noncontrolling interests during the third quarter of 2012. Prior to September 17, 2012, Citi’s results related to its 49% interest were reported in net income (loss) applicable to nonredeemable noncontrolling interests in the condensed consolidated statements of income. Subsequent to the purchase of the additional 14% stake, Citi’s results related to the 35% interest were reported in net income (loss) applicable to redeemable noncontrolling interests in the condensed consolidated statements of income. In connection with the Company’s acquisition of the additional 14% stake in the Wealth Management JV and pursuant to an amended deposit sweep agreement between Citi and the Company, in October 2012 $5.4 billion of deposits held by Citi relating to customer accounts were transferred to the Company’s depository institutions at no premium based on a valuation agreement reached between Citi and the Company, and as such were no longer swept to Citi.

In June 2013, the Company received all regulatory approvals to acquire the remaining 35% stake in the Wealth Management JV. On June 28, 2013, the Company purchased the remaining 35% interest for $4.725 billion, increasing the Company’s interest from 65% to 100%. The Company recorded a negative adjustment to retained earnings of approximately $151 million (net of tax) to reflect the difference between the purchase price for the 35% interest in the Wealth Management JV and its carrying value. This adjustment negatively impacted the calculation of basic and diluted earnings per share for the quarter and six months ended June 30, 2013 (see Note 15). Concurrent with the acquisition of the remaining 35% stake in the Wealth Management JV, the deposit sweep agreement between Citi and the Company was terminated. As a result of the termination of the deposit sweep agreement, approximately $57 billion of deposits will no longer be swept to Citi but will instead be transferred to the Company’s depository institutions on an agreed upon basis over the next 24 months (i.e., through June 1, 2015) (see Note 22).

Additionally, in conjunction with the purchase of the remaining 35% interest, the Company redeemed all of the Class A Preferred Interests in the Wealth Management JV owned by Citi and its affiliates for approximately $2.028 billion and repaid to Citi $880 million in senior debt.

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

•

Residential Mortgage-Backed Securities (“RMBS”), Commercial Mortgage-Backed Securities (“CMBS”) and other Asset-Backed Securities (“ABS”).    RMBS, CMBS and other ABS may be valued based on price or spread data obtained from observed transactions or independent external parties such as vendors or brokers. When position-specific external price data are not observable, the fair value determination may require benchmarking to similar instruments and/or analyzing expected credit losses, default and recovery rates, and/or applying discounted cash flow techniques. In evaluating the fair value of each security, the Company considers security collateral-specific attributes, including payment priority, credit enhancement levels, type of collateral, delinquency rates and loss severity. In addition, for RMBS borrowers, Fair Isaac Corporation (“FICO”) scores and the level of documentation for the loan are also considered. Market standard models, such as Intex, Trepp or others, may be deployed to model the specific collateral composition and cash flow structure of each transaction. Key inputs to these models are market spreads, forecasted credit losses, default and prepayment rates for each asset category. Valuation

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

levels of RMBS and CMBS indices are also used as an additional data point for benchmarking purposes or to price outright index positions.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2013.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at June 30, 2013
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$25,543	$—	$—	$—	$25,543
U.S. agency securities	1,694	23,321	—	—	25,015

Total U.S. government and agency securities	27,237	23,321	—	—	50,558
Other sovereign government obligations	25,894	7,632	4	—	33,530
Corporate and other debt:
State and municipal securities	—	1,585	—	—	1,585
Residential mortgage-backed securities	—	3,500	19	—	3,519
Commercial mortgage-backed securities	—	1,536	181	—	1,717
Asset-backed securities	—	875	108	—	983
Corporate bonds	—	15,962	509	—	16,471
Collateralized debt obligations	—	403	1,333	—	1,736
Loans and lending commitments	—	8,988	5,243	—	14,231
Other debt	—	8,099	12	—	8,111

Total corporate and other debt	—	40,948	7,405	—	48,353
Corporate equities(1)	74,239	1,293	256	—	75,788
Derivative and other contracts:
Interest rate contracts	3,159	590,334	2,980	—	596,473
Credit contracts	—	51,847	3,094	—	54,941
Foreign exchange contracts	27	59,958	125	—	60,110
Equity contracts	900	49,982	989	—	51,871
Commodity contracts	3,154	15,710	2,432	—	21,296
Other	—	189	—	—	189
Netting(2)	(5,645)	(670,281)	(6,697)	(63,496)	(746,119)

Total derivative and other contracts	1,595	97,739	2,923	(63,496)	38,761
Investments:
Private equity funds	—	—	2,286	—	2,286
Real estate funds	—	6	1,422	—	1,428
Hedge funds	—	447	407	—	854
Principal investments	20	2	2,822	—	2,844
Other	181	141	385	—	707

Total investments	201	596	7,322	—	8,119
Physical commodities	—	4,929	—	—	4,929

Total trading assets	129,166	176,458	17,910	(63,496)	260,038
Securities available for sale	15,718	27,140	—	—	42,858
Securities received as collateral	14,674	75	—	—	14,749
Federal funds sold and securities purchased under agreements to resell	—	869	—	—	869
Intangible assets(3)	—	—	9	—	9

Total assets measured at fair value	$159,558	$204,542	$17,919	$(63,496)	$318,523

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at June 30, 2013
	(dollars in millions)
Liabilities at Fair Value
Deposits	$—	$1,425	$—	$—	$1,425
Commercial paper and other short-term borrowings	—	1,590	—	—	1,590
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	19,741	—	—	—	19,741
U.S. agency securities	2,766	79	—	—	2,845

Total U.S. government and agency securities	22,507	79	—	—	22,586
Other sovereign government obligations	25,035	2,308	—	—	27,343
Corporate and other debt:
State and municipal securities	—	36	—	—	36
Residential mortgage-backed securities	—	—	4	—	4
Corporate bonds	—	6,813	42	—	6,855
Collateralized debt obligations	—	16	—	—	16
Unfunded lending commitments	—	216	8	—	224
Other debt	—	246	11	—	257

Total corporate and other debt	—	7,327	65	—	7,392
Corporate equities(1)	28,256	792	16	—	29,064
Derivative and other contracts:
Interest rate contracts	3,293	566,567	2,964	—	572,824
Credit contracts	—	49,712	2,409	—	52,121
Foreign exchange contracts	8	59,554	221	—	59,783
Equity contracts	598	54,666	2,273	—	57,537
Commodity contracts	3,776	15,234	1,651	—	20,661
Other	—	178	6	—	184
Netting(2)	(5,645)	(670,281)	(6,697)	(38,787)	(721,410)

Total derivative and other contracts	2,030	75,630	2,827	(38,787)	41,700

Total trading liabilities	77,828	86,136	2,908	(38,787)	128,085
Obligation to return securities received as collateral	19,062	92	—	—	19,154
Securities sold under agreements to repurchase	—	404	148	—	552
Other secured financings	—	6,196	256	—	6,452
Long-term borrowings	—	38,114	2,705	—	40,819

Total liabilities measured at fair value	$96,890	$133,957	$6,017	$(38,787)	$198,077

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 11.
(3)	Amount represents mortgage servicing rights (“MSR”) accounted for at fair value. See Note 7 for further information on MSRs.

Transfers Between Level 1 and Level 2 During the Quarter and Six Months Ended June 30, 2013.

For assets and liabilities that were transferred between Level 1 and Level 2 during the period, fair values are ascribed as if the assets or liabilities had been transferred as of the beginning of the period.

In the quarter and six months ended June 30, 2013, there were no material transfers between Level 1 and Level 2.

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

Transfers Between Level 1 and Level 2 During the Quarter Ended June 30, 2012.

Trading assets—Derivative and other contracts and Trading liabilities—Derivative and other contracts.    During the quarter ended June 30, 2012, the Company reclassified approximately $1.5 billion of derivative assets and approximately $1.7 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on quoted prices from the exchange. Also during the quarter ended June 30, 2012, the Company reclassified approximately $0.5 billion of derivative assets and approximately $0.7 billion of derivative liabilities from Level 1 to Level 2 as transactions in these contracts did not occur with sufficient frequency and volume to constitute an active market.

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

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and six months ended June 30, 2013 and 2012, respectively. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Quarter Ended June 30, 2013.

	Beginning Balance at March 31, 2013	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2013	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2013(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$3	$—	$7	(6)	$—	$—	$—	$4	$—
Corporate and other debt:
Residential mortgage-backed securities	19	—	15	(5)	—	—	(10)	19	(1)
Commercial mortgage-backed securities	174	—	26	(19)	—	—	—	181	21
Asset-backed securities	11	1	107	(11)	—	—	—	108	—
Corporate bonds	888	(11)	183	(402)	—	—	(149)	509	2
Collateralized debt obligations	1,666	36	302	(596)	—	(87)	12	1,333	20
Loans and lending commitments	5,284	(55)	1,086	(190)	—	(850)	(32)	5,243	8
Other debt	1	7	4	—	—	—	—	12	7

Total corporate and other debt	8,043	(22)	1,723	(1,223)	—	(937)	(179)	7,405	57
Corporate equities	270	(24)	20	(13)	—	—	3	256	(12)
Net derivative and other contracts(3):
Interest rate contracts	(22)	(43)	3	—	(24)	40	62	16	63
Credit contracts	1,403	(472)	130	—	(221)	(130)	(25)	685	(369)
Foreign exchange contracts	(235)	95	—	—	—	58	(14)	(96)	95
Equity contracts	(1,340)	18	7	—	(35)	(1)	67	(1,284)	(79)
Commodity contracts	703	81	26	—	(13)	(13)	(3)	781	58
Other	(3)	(2)	—	—	—	(1)	—	(6)	(2)

Total net derivative and other contracts	506	(323)	166	—	(293)	(47)	87	96	(234)
Investments:
Private equity funds	2,291	104	20	(129)	—	—	—	2,286	97
Real estate funds	1,370	47	41	(36)	—	—	—	1,422	87
Hedge funds	545	(2)	10	(104)	—	—	(42)	407	(16)
Principal investments	2,855	(18)	60	(75)	—	—	—	2,822	82
Other	496	5	4	(30)	—	—	(90)	385	6

Total investments	7,557	136	135	(374)	—	—	(132)	7,322	256
Intangible assets	8	3	—	—	—	(2)	—	9	2

Liabilities at Fair Value
Commercial paper and other short-term borrowings	$5	$—	$—	$—	$—	$(2)	$(3)	$—	$—
Trading liabilities:
Corporate and other debt:
Residential mortgage-backed securities	4	—	—	—	—	—	—	4	—
Corporate bonds	424	4	(248)	36	—	—	(166)	42	(1)
Unfunded lending commitments	25	17	—	—	—	—	—	8	17
Other debt	11	1	(4)	2	—	—	3	11	—

Total corporate and other debt	464	22	(252)	38	—	—	(163)	65	16
Corporate equities	4	3	(8)	17	—	—	6	16	2
Obligation to return securities
Securities sold under agreements to repurchase	155	7	—	—	—	—	—	148	7
Other secured financings	275	16	—	—	—	(3)	—	256	16
Long-term borrowings	2,784	68	—	—	466	(457)	(20)	2,705	65

(1)	Total realized and unrealized gains (losses) are primarily included in Trading in the condensed consolidated statements of income except for $136 million related to Trading assets—Investments, which is included in Investments revenues.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Amounts represent unrealized gains (losses) for the quarter ended June 30, 2013 related to assets and liabilities still outstanding at June 30, 2013.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 11.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2013.

	Beginning Balance at December 31, 2012	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2013	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2013(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$6	$—	$8	$(8)	$—	$—	$(2)	$4	$—
Corporate and other debt:
Residential mortgage-backed securities	45	27	16	(44)	—	—	(25)	19	10
Commercial mortgage-backed securities	232	17	25	(93)	—	—	—	181	30
Asset-backed securities	109	1	6	(8)	—	—	—	108	—
Corporate bonds	660	2	193	(296)	—	(12)	(38)	509	(19)
Collateralized debt obligations	1,951	284	429	(1,314)	—	(15)	(2)	1,333	(54)
Loans and lending commitments	4,694	(55)	1,616	(294)	—	(1,050)	332	5,243	(16)
Other debt	45	(2)	20	(50)	—	—	(1)	12	(1)

Total corporate and other debt	7,736	274	2,305	(2,099)	—	(1,077)	266	7,405	(50)
Corporate equities	288	(9)	37	(41)	—	—	(19)	256	(24)
Net derivative and other contracts(3):
Interest rate contracts	(82)	(193)	6	—	(30)	179	136	16	(76)
Credit contracts	1,822	(937)	169	—	(235)	(127)	(7)	685	(789)
Foreign exchange contracts	(359)	114	—	—	—	140	9	(96)	79
Equity contracts	(1,144)	48	74	(1)	(116)	(236)	91	(1,284)	(5)
Commodity contracts	709	46	36	—	(17)	9	(2)	781	38
Other	(7)	(4)	—	—	—	5	—	(6)	(4)

Total net derivative and other contracts	939	(926)	285	(1)	(398)	(30)	227	96	(757)
Investments:
Private equity funds	2,179	218	88	(199)	—	—	—	2,286	194
Real estate funds	1,370	128	42	(119)	—	—	1	1,422	207
Hedge funds	552	—	38	(136)	—	—	(47)	407	(19)
Principal investments	2,833	45	95	(160)	—	—	9	2,822	143
Other	486	21	16	(47)	—	—	(91)	385	22

Total investments	7,420	412	279	(661)	—	—	(128)	7,322	547
Intangible assets	7	7	—	—	—	(5)	—	9	3

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at December 31, 2012	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2013	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2013(2)
	(dollars in millions)
Liabilities at Fair Value
Commercial paper and other short-term borrowings	$19	$—	$—	$—	$—	$(2)	$(17)	$—	$—
Trading liabilities:
Corporate and other debt:
Residential mortgage-backed securities	4	—	—	—	—	—	—	4	—
Corporate bonds	177	(7)	(437)	83	—	—	212	42	9
Unfunded lending commitments	46	38	—	—	—	—	—	8	38
Other debt	49	13	(33)	5	—	—	3	11	10

Total corporate and other debt	276	44	(470)	88	—	—	215	65	57
Corporate equities	5	5	(13)	29	—	—	—	16	5
Securities sold under agreements to repurchase	151	3	—	—	—	—	—	148	3
Other secured financings	406	29	—	—	14	(135)	—	256	21
Long-term borrowings	2,789	24	—	—	955	(361)	(654)	2,705	16

(1)	Total realized and unrealized gains (losses) are primarily included in Trading in the condensed consolidated statements of income except for $412 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for the six months ended June 30, 2013 related to assets and liabilities still outstanding at June 30, 2013.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 11.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for Quarter Ended June 30, 2012.

	Beginning Balance at March 31, 2012	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2012	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2012(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. agency securities	$23	$—	$—	$(23)	$—	$—	$—	$—	$—
Other sovereign government obligations	8	—	1	(1)	—	—	(7)	1	—
Corporate and other debt:
State and municipal securities	3	1	—	(1)	—	—	—	3	—
Residential mortgage-backed securities	43	(6)	17	(33)	—	—	3	24	(23)
Commercial mortgage-backed securities	127	(3)	146	(12)	—	—	(2)	256	1
Asset-backed securities	3	(1)	8	(1)	—	—	—	9	(1)
Corporate bonds	899	(39)	277	(428)	—	—	36	745	(27)
Collateralized debt obligations	1,165	20	509	(241)	—	—	4	1,457	(10)
Loans and lending commitments	8,597	(126)	326	(1,320)	—	(580)	897	7,794	(173)
Other debt	57	(2)	14	(56)	—	—	—	13	(5)

Total corporate and other debt	10,894	(156)	1,297	(2,092)	—	(580)	938	10,301	(238)
Corporate equities	554	34	(14)	(45)	—	—	(47)	482	2
Net derivative and other contracts(3):
Interest rate contracts	22	(35)	158	—	(235)	59	(141)	(172)	17
Credit contracts	4,381	340	19	—	(401)	(272)	(225)	3,842	181
Foreign exchange contracts	66	(103)	—	—	—	(187)	—	(224)	(147)
Equity contracts	(1,442)	218	31	(2)	(33)	15	40	(1,173)	213
Commodity contracts	803	142	—	—	—	(9)	1	937	89
Other	(23)	—	—	—	—	(4)	—	(27)	—

Total net derivative and other contracts	3,807	562	208	(2)	(669)	(398)	(325)	3,183	353
Investments:
Private equity funds	1,994	15	50	(54)	—	—	—	2,005	7
Real estate funds	1,338	12	30	(54)	—	—	—	1,326	10
Hedge funds	623	(23)	6	(25)	—	—	(48)	533	(23)
Principal investments	3,194	(9)	51	(80)	—	—	(109)	3,047	(22)
Other	527	23	19	(23)	—	—	(3)	543	21

Total investments	7,676	18	156	(236)	—	—	(160)	7,454	(7)
Intangible assets	99	(5)	—	(84)	—	(2)	—	8	(4)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at March 31, 2012	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2012	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2012(2)
	(dollars in millions)
Liabilities at Fair Value
Commercial paper and other short-term borrowings	$15	$—	$—	$—	$—	$(13)	$—	$2	$—
Trading liabilities:
Other sovereign government obligations	1	—	(1)	—	—	—	—	—	—
Corporate and other debt:
Residential mortgage-backed securities	61	57	—	—	—	—	—	4	57
Corporate bonds	193	32	(164)	139	—	—	(9)	127	59
Collateralized debt obligations	—	—	(1)	2	—	—	—	1	—
Unfunded lending commitments	60	9	—	—	—	—	—	51	9
Other debt	33	16	(2)	48	—	—	—	63	16

Total corporate and other debt	347	114	(167)	189	—	—	(9)	246	141
Corporate equities	2	(27)	(13)	25	—	—	6	47	(26)
Securities sold under agreements to repurchase	186	1	—	—	—	—	—	185	1
Other secured financings	594	(4)	—	—	41	(152)	(17)	470	(4)
Long-term borrowings	2,143	(59)	—	—	315	(284)	(23)	2,210	(146)

(1)	Total realized and unrealized gains (losses) are primarily included in Trading in the condensed consolidated statements of income except for $18 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for the quarter ended June 30, 2012 related to assets and liabilities still outstanding at June 30, 2012.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 11.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2012.

	Beginning Balance at December 31, 2011	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2012	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2012(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. agency securities	$8	$—	$—	$(7)	$—	$—	$(1)	$—	$—
Other sovereign government obligations	119	—	1	(118)	—	—	(1)	1	—
Corporate and other debt:
State and municipal securities	—	1	—	(1)	—	—	3	3	1
Residential mortgage-backed securities	494	(27)	3	(265)	—	—	(181)	24	(61)
Commercial mortgage-backed securities	134	25	138	(37)	—	(1)	(3)	256	23
Asset-backed securities	31	—	8	(29)	—	—	(1)	9	(1)
Corporate bonds	675	6	331	(391)	—	—	124	745	(8)
Collateralized debt obligations	980	137	725	(335)	—	—	(50)	1,457	52
Loans and lending commitments	9,590	(168)	1,410	(2,269)	—	(695)	(74)	7,794	(312)
Other debt	128	(7)	32	(158)	—	—	18	13	(12)

Total corporate and other debt	12,032	(33)	2,647	(3,485)	—	(696)	(164)	10,301	(318)
Corporate equities	417	(13)	215	(149)	—	—	12	482	(20)
Net derivative and other contracts(3):
Interest rate contracts	420	(28)	164	—	(240)	37	(525)	(172)	62
Credit contracts	5,814	(1,083)	81	—	(411)	(267)	(292)	3,842	(1,539)
Foreign exchange contracts	43	(40)	—	—	—	(207)	(20)	(224)	(102)
Equity contracts	(1,234)	117	211	(1)	(74)	(244)	52	(1,173)	102
Commodity contracts	570	320	5	—	(4)	34	12	937	338
Other	(1,090)	59	—	—	—	264	740	(27)	57

Total net derivative and other contracts	4,523	(655)	461	(1)	(729)	(383)	(33)	3,183	(1,082)
Investments:
Private equity funds	1,936	15	143	(89)	—	—	—	2,005	(5)
Real estate funds	1,213	64	117	(68)	—	—	—	1,326	148
Hedge funds	696	(1)	24	(58)	—	—	(128)	533	1
Principal investments	2,937	24	230	(144)	—	—	—	3,047	(17)
Other	501	(12)	52	(24)	—	—	26	543	(18)

Total investments	7,283	90	566	(383)	—	—	(102)	7,454	109
Physical commodities	46	—	—	—	—	(46)	—	—	—
Intangible assets	133	(39)	—	(84)	—	(2)	—	8	(8)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at December 31, 2011	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances		Settlements	Net Transfers	Ending Balance at June 30, 2012	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2012(2)
	(dollars in millions)
Liabilities at Fair Value
Commercial paper and other short-term borrowings	$2	$—	$—	$—	$		$—	—	$2	$—
Trading liabilities:
Other sovereign government obligations	8	—	(8)	1		—	—	(1)	—	—
Corporate and other debt:
Residential mortgage-backed securities	355	(4)	(355)	—		—	—	—	4	(4)
Corporate bonds	219	(25)	(203)	111		—	—	(25)	127	49
Collateralized debt obligations	—	—	—	—		—	—	1	1	—
Unfunded lending commitments	85	34	—	—		—	—	—	51	34
Other debt	73	11	(1)	46		—	(55)	11	63	13

Total corporate and other debt	732	16	(559)	157		—	(55)	(13)	246	92
Corporate equities	1	(21)	—	27		—	—	(2)	47	(53)
Securities sold under agreements to repurchase	340	3	—	—		—	—	(152)	185	3
Other secured financings	570	(19)	—	—		52	(149)	(22)	470	(19)
Long-term borrowings	1,603	(190)	—	—		444	(102)	75	2,210	(214)

(1)	Total realized and unrealized gains (losses) are primarily included in Trading in the condensed consolidated statements of income except for $90 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for the six months ended June 30, 2012 related to assets and liabilities still outstanding at June 30, 2012.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 11.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quantitative Information about and Sensitivity of Significant Unobservable Inputs Used in Recurring Level 3 Fair Value Measurements at June 30, 2013 and December 31, 2012.

The disclosures below provide information on the valuation techniques, significant unobservable inputs and their ranges and averages for each major category of assets and liabilities measured at fair value on a recurring basis with a significant Level 3 balance. The level of aggregation and breadth of products cause the range of inputs to be wide and not evenly distributed across the inventory. Further, the range of unobservable inputs may differ across firms in the financial services industry because of diversity in the types of products included in each firm’s inventory. The following disclosures also include qualitative information on the sensitivity of the fair value measurements to changes in the significant unobservable inputs.

At June 30, 2013.

	Balance at June 30, 2013 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
Assets
Trading assets:
Corporate and other debt:
Commercial mortgage-backed securities	$181	Comparable pricing	Comparable bond price / (A)	57 to 100 points	80 points
Asset-backed securities	108	Discounted cash flow	Discount rate / (C)	25%	25%
Corporate bonds	509	Comparable pricing	Comparable bond price / (A)	2 to 147 points	82 points
Collateralized debt obligations	1,333	Comparable pricing(6)	Comparable bond price / (A)	17 to 94 points	63 points
		Correlation model	Credit correlation / (B)	38 to 50%	47%
Loans and lending commitments	5,243	Corporate loan model	Credit spread / (C)	15 to 894 basis points	194 basis points
		Comparable pricing	Comparable bond price / (A)	80 to 120 points	101 points
		Margin loan model	Credit spread / (C)(D)	30 to 306 basis points	195 basis points
			Volatility skew / (C)(D)	-2 to 0%	-2%
		Option model	At the money volatility /(A)	31 to 42%	34%
		Comparable pricing(6)	Comparable loan price / (A)	24 to 101 points	86 points
Corporate equities(3)	256	Net asset value(6)	Discount to net asset value / (C)	0 to 50%	19%
		Comparable pricing	Comparable equity price / (A)	0 to 100%	43%
		Comparable pricing	Comparable price / (A)	8 to 100 points	58 points
		Market approach	EBITDA multiple / (A)	7 times	7 times
Net derivative and other contracts:
Interest rate contracts	16	Option model	Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 8 times	2 times
			Comparable bond price / (A)(D)	5 to 98 points	51 points / 51 points(4)
			Interest rate - Foreign exchange correlation / (A)(D)	2 to 63%	32% / 38%(4)
			Interest rate volatility skew / (A)(D)	25 to 55%	43% / 35%(4)
			Interest rate quanto correlation / (A)(D)	-53 to 33%	-5% / -9%(4)
			Interest rate curve correlation / (A)(D)	35 to 88%	67% / 70%(4)
			Inflation volatility / (A)(D)	77 to 83%	79% / 78%(4)
Credit contracts	685	Comparable pricing	Cash synthetic basis / (C)(D)	2 to 10 points	4 points
			Comparable bond price / (C)(D)	0 to 84 points	27 points
		Correlation model(6)	Credit correlation / (B)	34 to 90%	54%
Foreign exchange contracts(5)	(96)	Option model	Comparable bond price / (A)(D)	5 to 98 points	51 points / 51 points(4)
			Interest rate quanto correlation / (A)(D)	-53 to 33%	-5% / -9%(4)
			Interest rate - Credit spread correlation / (A)(D)	-59 to 47%	-5% / -3%(4)
			Interest rate curve correlation / (A)(D)	35 to 88%	67% / 70%(4)
			Interest rate - Foreign exchange correlation / (A)(D)	2 to 63%	32% / 38%(4)
			Interest rate volatility skew / (A)(D)	25 to 55%	43% / 35%(4)
			Interest rate curve / (A)(D)	0 to 2%	1% / 1%(4)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at June 30, 2013 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
Equity contracts(5)	(1,284)	Option model	At the money volatility / (A)(D)	18 to 38%	34%
			Volatility skew / (A)(D)	-1 to 1%	-1%
			Equity - Equity correlation / (C)(D)	40 to 99%	71%
			Equity - Foreign exchange correlation / (C)(D)	-70 to 9%	-22%
			Equity - Interest rate correlation / (C)(D)	5 to 68%	38% /34%(4)
Commodity contracts	781	Option model	Forward power price / (C)(D)	$10 to $113 per Megawatt hour	$39 per Megawatt hour
			Commodity volatility / (A)(D)	12 to 58%	12%
			Cross commodity correlation / (C)(D)	43 to 98%	97%
Investments(3):
Principal investments	2,822	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	10 to 12%	10%
			Exit multiple / (A)(D)	7 to 10 times	9 times
		Discounted cash flow(6)	Capitalization rate / (C)(D)	6 to 9%	7%
			Equity discount rate / (C)(D)	10 to 35%	22%
		Market approach	EBITDA multiple / (A)	5 to 15 times	9 times
Other	385	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	10 to 12%	10%
			Exit multiple / (A)(D)	5 to 7 times	6 times
		Market approach(6)	EBITDA multiple / (A)	7 to 8 times	8 times
Liabilities
Trading liabilities:
Securities sold under agreements to repurchase	$148	Discounted cash flow	Funding spread / (A)	157 basis points	157 basis points
Other secured financings	256	Comparable pricing(6)	Comparable bond price / (A)	96 to 100 points	96 points
		Discounted cash flow	Funding spread / (A)	157 basis points	157 basis points
Long-term borrowings	2,705	Option model	At the money volatility / (A)(D)	25 to 33%	28%
			Volatility skew / (A)(D)	-1 to 0%	-1%
			Equity - Equity correlation / (A)(D)	50 to 90%	73%
			Equity - Foreign exchange correlation / (A)(D)	-70 to 9%	-33%

EBITDA—Earnings before interest, taxes, depreciation and amortization

(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 100 points would be 100% of par. A basis point equals 1/100th of 1%; for example, 894 basis points would equal 8.94%.
(2)	Amounts represent weighted averages except where simple averages and the median of the inputs are provided (see footnote 4 below). Weighted averages are calculated by weighting each input by the fair value of the respective financial instruments except for long-term borrowings and derivative instruments where inputs are weighted by risk.
(3)	Investments in funds measured using an unadjusted NAV are excluded.
(4)	The data structure of the significant unobservable inputs used in valuing Interest rate contracts, Foreign exchange contracts and certain Equity contracts may be in a multi-dimensional form, such as a curve or surface, with risk distributed across the structure. Therefore, a simple average and median, together with the range of data inputs, may be more appropriate measurements than a single point weighted average.
(5)	Includes derivative contracts with multiple risks (i.e., hybrid products).
(6)	This is the predominant valuation technique for this major asset or liability class.

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2012.

	Balance at December 31, 2012 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Weighted Average
Assets
Trading assets:
Corporate and other debt:
Commercial mortgage-backed securities	$232	Comparable pricing	Comparable bond price / (A)	46 to 100 points	76 points
Asset-backed securities	109	Discounted cash flow	Discount rate / (C)	21%	21%
Corporate bonds	660	Comparable pricing	Comparable bond price / (A)	0 to 143 points	24 points
Collateralized debt obligations	1,951	Comparable pricing	Comparable bond price / (A)	15 to 88 points	59 points
		Correlation model	Credit correlation / (B)	15 to 45%	40%
Loans and lending commitments	4,694	Corporate loan model	Credit spread / (C)	17 to 1,004 basis points	281 basis points
		Comparable pricing	Comparable bond price / (A)	80 to 120 points	104 points
		Comparable pricing	Comparable loan price / (A)	55 to 100 points	88 points
Corporate equities(2)	288	Net asset value	Discount to net asset value / (C)	0 to 37%	8%
		Comparable pricing	Discount to comparable equity price / (C)	0 to 27 points	14 points
		Market approach	EBITDA multiple / (A)	6 times	6 times
Net derivative and other contracts:
Interest rate contracts	(82)	Option model	Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 8 times	See(3)
			Comparable bond price / (A)(D)	5 to 98 points
			Interest rate - Foreign exchange correlation / (A)(D)	2 to 63%
			Interest rate volatility skew / (A)(D)	9 to 95%
			Interest rate quanto correlation / (A)(D)	-53 to 33%
			Interest rate curve correlation / (A)(D)	48 to 99%
			Inflation volatility / (A)(D)	49 to 100%
		Discounted cash flow	Forward commercial paper rate-LIBOR basis / (A)	-18 to 95 basis points
Credit contracts	1,822	Comparable pricing	Cash synthetic basis / (C)	2 to 14 points	See(4)
			Comparable bond price / (C)	0 to 80 points
		Correlation model	Credit correlation / (B)	14 to 94%
Foreign exchange contracts(5)	(359)	Option model	Comparable bond price / (A)(D)	5 to 98 points	See(6)
			Interest rate quanto correlation / (A)(D)	-53 to 33%
			Interest rate -Credit spread correlation / (A)(D)	-59 to 65%
			Interest rate - Foreign exchange correlation / (A)(D)	2 to 63%
			Interest rate volatility skew / (A)(D)	9 to 95%
Equity contracts(5)	(1,144)	Option model	At the money volatility / (C)(D)	7 to 24%	See(7)
			Volatility skew / (C)(D)	-2 to 0%
			Equity - Equity correlation / (C)(D)	40 to 96%
			Equity - Foreign exchange correlation / (C)(D)	-70 to 38%
			Equity - Interest rate correlation / (C)(D)	18 to 65%
Commodity contracts	709	Option model	Forward power price / (C)(D)	$28 to $84 per Megawatt hour
			Commodity volatility / (A)(D)	17 to 29%
			Cross commodity correlation / (C)(D)	43 to 97%
Investments(2):
Principal investments	2,833	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	8 to 15%	9%
			Exit multiple / (A)(D)	5 to 10 times	9 times
		Discounted cash flow	Capitalization rate / (C)(D)	6 to 10%	7%
			Equity discount rate / (C)(D)	15 to 35%	23%
		Market approach	EBITDA multiple / (A)	3 to 17 times	10 times

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at December 31, 2012 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Weighted Average
Other	486	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	11%	11%
			Exit multiple / (A)(D)	6 times	6 times
		Market approach	EBITDA multiple / (A)	6 to 8 times	7 times
Liabilities
Trading liabilities:
Corporate and other debt:
Corporate bonds	$177	Comparable pricing	Comparable bond price / (A)	0 to 150 points	50 points
Securities sold under agreements to repurchase	151	Discounted cash flow	Funding spread / (A)	110 to 184 basis points	166 basis points
Other secured financings	406	Comparable pricing	Comparable bond price / (A)	55 to 139 points	102 points
		Discounted cash flow	Funding spread / (A)	183 to 186 basis points	184 basis points
Long-term borrowings	2,789	Option model	At the money volatility / (A)(D)	20 to 24%	24%
			Volatility skew / (A)(D)	-1 to 0%	0%
			Equity - Equity correlation / (A)(D)	50 to 90%	77%
			Equity - Foreign exchange correlation / (A)(D)	-70 to 36%	-15%

LIBOR—London Interbank Offered Rate

(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 100 points would be 100% of par. A basis point equals 1/100th of 1%; for example, 1,004 basis points would equal 10.04%.
(2)	Investments in funds measured using an unadjusted NAV are excluded.
(3)	See Note 4 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K for a qualitative discussion of the wide unobservable input ranges for comparable bond prices, interest rate volatility skew, interest rate quanto correlation and forward commercial paper rate—LIBOR basis.
(4)	See Note 4 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K for a qualitative discussion of the wide unobservable input ranges for comparable bond prices and credit correlation.
(5)	Includes derivative contracts with multiple risks (i.e., hybrid products).
(6)	See Note 4 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K for a qualitative discussion of the wide unobservable input ranges for comparable bond prices, interest rate quanto correlation, interest rate-credit spread correlation and interest rate volatility skew.
(7)	See Note 4 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K for a qualitative discussion of the wide unobservable input range for equity-foreign exchange correlation.

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

The following provides a description of significant unobservable inputs included in the June 30, 2013 and December 31, 2012 tables above for all major categories of assets and liabilities:

•

Comparable bond price—a pricing input used when prices for the identical instrument are not available. Significant subjectivity may be involved when fair value is determined using pricing data available for comparable instruments. Valuation using comparable instruments can be done by calculating an implied yield (or spread over a liquid benchmark) from the price of a comparable bond, then adjusting that yield (or spread) to derive a value for the bond. The adjustment to yield (or spread) should account for relevant differences in the bonds such as maturity or credit quality. Alternatively, a price-to-price basis can be

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumed between the comparable instrument and bond being valued in order to establish the value of the bond. Additionally, as the probability of default increases for a given bond (i.e., as the bond becomes more distressed), the valuation of that bond will increasingly reflect its expected recovery level assuming default. The decision to use price-to-price or yield/spread comparisons largely reflects trading market convention for the financial instruments in question. Price-to-price comparisons are primarily employed for CMBS, CDOs, mortgage loans and distressed corporate bonds. Implied yield (or spread over a liquid benchmark) is utilized predominately for non-distressed corporate bonds, loans and credit contracts.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

projections, are fully reflected in the current equity value while the debt to equity ratio is held constant. The WACC theoretically represents the required rate of return to debt and equity investors, respectively.

•	Capitalization rate—the ratio between net operating income produced by an asset and its market value at the projected disposition date.

•

Funding spread—the difference between the general collateral rate (which refers to the rate applicable to a broad class of U.S. Treasury issuances) and the specific collateral rate (which refers to the rate applicable to a specific type of security pledged as collateral, such as a municipal bond). Repurchase agreements are discounted based on collateral curves. The curves are constructed as spreads over the corresponding overnight index swap (“OIS”)/ LIBOR curves, with the short end of the curve representing spreads over the corresponding OIS curves and the long end of the curve representing spreads over LIBOR.

Fair Value of Investments that Calculate Net Asset Value.

The Company’s Investments measured at fair value were $8,119 million and $8,346 million at June 30, 2013 and December 31, 2012, respectively. The following table presents information solely about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on NAV at June 30, 2013 and December 31, 2012, respectively.

	At June 30, 2013		At December 31, 2012
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
	(dollars in millions)
Private equity funds	$2,286	$594	$2,179	$644
Real estate funds	1,428	174	1,376	221
Hedge funds(1):
Long-short equity hedge funds	486	—	475	—
Fixed income/credit-related hedge funds	75	—	86	—
Event-driven hedge funds	41	—	52	—
Multi-strategy hedge funds	252	3	321	3

Total	$4,568	$771	$4,489	$868

(1)	Fixed income/credit-related hedge funds, event-driven hedge funds, and multi-strategy hedge funds are redeemable at least on a six-month period basis primarily with a notice period of 90 days or less. At June 30, 2013, approximately 41% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 39% is redeemable every six months and 20% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at June 30, 2013 is primarily greater than six months. At December 31, 2012, approximately 36% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 38% is redeemable every six months and 26% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at December 31, 2012 is primarily greater than six months.

Private Equity Funds.    Amount includes several private equity funds that pursue multiple strategies including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments, and mezzanine capital. In addition, the funds may be structured with a focus on specific domestic or foreign geographic regions. These investments are generally not redeemable with the funds. Instead, the nature of the investments in this category is that distributions are received through the liquidation of the underlying assets of the fund. At June 30, 2013, it is estimated that 9% of the fair value of the funds will be liquidated in the next five years, another 60% of the fair value of the funds will be liquidated between five to 10 years and the remaining 31% of the fair value of the funds have a remaining life of greater than 10 years.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Real Estate Funds.    Amount includes several real estate funds that invest in real estate assets such as commercial office buildings, retail properties, multi-family residential properties, developments or hotels. In addition, the funds may be structured with a focus on specific geographic domestic or foreign regions. These investments are generally not redeemable with the funds. Distributions from each fund will be received as the underlying investments of the funds are liquidated. At June 30, 2013, it is estimated that 3% of the fair value of the funds will be liquidated within the next five years, another 52% of the fair value of the funds will be liquidated between five to 10 years and the remaining 45% of the fair value of the funds have a remaining life of greater than 10 years.

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

•

Long-short Equity Hedge Funds.    Amount includes investments in hedge funds that invest, long or short, in equities. Equity value and growth hedge funds purchase stocks perceived to be undervalued and sell stocks perceived to be overvalued. Investments representing approximately 7% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily two years or less at June 30, 2013. Investments representing approximately 6% of the fair value of the investments in long-short equity hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was primarily less than one year at June 30, 2013.

•

Fixed Income/Credit-Related Hedge Funds.    Amount includes investments in hedge funds that employ long-short, distressed or relative value strategies in order to benefit from investments in undervalued or overvalued securities that are primarily debt or credit related. At June 30, 2013, there were no restrictions on redemptions.

•

Event-Driven Hedge Funds.    Amount includes investments in hedge funds that invest in event-driven situations such as mergers, hostile takeovers, reorganizations, or leveraged buyouts. This may involve the simultaneous purchase of stock in companies being acquired and the sale of stock in its acquirer, with the expectation to profit from the spread between the current market price and the ultimate purchase price of the target company. At June 30, 2013, there were no restrictions on redemptions.

•

Multi-strategy Hedge Funds.    Amount includes investments in hedge funds that pursue multiple strategies to realize short- and long-term gains. Management of the hedge funds has the ability to overweight or underweight different strategies to best capitalize on current investment opportunities. At June 30, 2013, investments representing approximately 35% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily two years or less at June 30, 2013. Investments representing approximately 9% of the fair value of the investments in multi-strategy hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was indefinite at June 30, 2013.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models. The following tables present net gains (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarters and six months ended June 30, 2013 and 2012, respectively:

	Trading	Interest Income (Expense)	Gains (Losses) Included in Net Revenues
	(dollars in millions)
Three Months Ended June 30, 2013
Federal funds sold and securities purchased under agreements to resell	$(2)	$2	$—
Deposits	16	(16)	—
Commercial paper and other short-term borrowings(1)	117	(1)	116
Securities sold under agreements to repurchase	9	(2)	7
Long-term borrowings(1)	1,116	(231)	885

Six Months Ended June 30, 2013
Federal funds sold and securities purchased under agreements to resell	$(1)	$3	$2
Deposits	30	(33)	(3)
Commercial paper and other short-term borrowings(1)	180	(2)	178
Securities sold under agreements to repurchase	5	(3)	2
Long-term borrowings(1)	1,207	(528)	679

Three Months Ended June 30, 2012
Federal funds sold and securities purchased under agreements to resell	$12	$1	$13
Deposits	15	(22)	(7)
Commercial paper and other short-term borrowings(2)	211	—	211
Securities sold under agreements to repurchase	5	(1)	4
Long-term borrowings(2)	1,300	(325)	975

Six Months Ended June 30, 2012
Federal funds sold and securities purchased under agreements to resell	$8	$2	$10
Deposits	25	(44)	(19)
Commercial paper and other short-term borrowings(2)	82	—	82
Securities sold under agreements to repurchase	3	(2)	1
Long-term borrowings(2)	(1,651)	(669)	(2,320)

(1)	Of the total gains (losses) recorded in Trading for short-term and long-term borrowings for the quarter and six months ended June 30, 2013, $175 million and $(142) million, respectively, are attributable to changes in the credit quality of the Company, and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes before the impact of related hedges.
(2)	Of the total gains (losses) recorded in Trading for short-term and long-term borrowings for the quarter and six months ended June 30, 2012, $350 million and $(1,628) million, respectively, are attributable to changes in the credit quality of the Company, and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes before the impact of related hedges.

In addition to the amounts in the above table, as discussed in Note 2 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K, all of the instruments within Trading assets or

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At June 30, 2013 and December 31, 2012, a breakdown of the short-term and long-term borrowings by business unit responsible for risk-managing each borrowing is shown in the table below:

	Short-term and Long-term Borrowings
Business Unit	At June 30, 2013	At December 31, 2012
	(dollars in millions)
Interest rates	$19,643	$23,330
Equity	19,387	17,326
Credit and foreign exchange	2,680	3,337
Commodities	699	776

Total	$42,409	$44,769

The following tables present information on the Company’s short-term and long-term borrowings (primarily structured notes), loans and unfunded lending commitments for which the fair value option was elected.

Gains (Losses) due to Changes in Instrument-Specific Credit Risk.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in millions)
Short-term and long-term borrowings(1)	$175	$350	$(142)	$(1,628)
Loans(2)	55	(119)	115	174
Unfunded lending commitments(3)	81	78	215	485

(1)	The change in the fair value of short-term and long-term borrowings (primarily structured notes) includes an adjustment to reflect the change in credit quality of the Company based upon observations of the Company’s secondary bond market spreads.
(2)	Instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Gains (losses) were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period end.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Difference between Contractual Principal Amount and Fair Value.

	Contractual Principal Amount Exceeds Fair Value
	At June 30, 2013	At December 31, 2012
	(dollars in millions)
Short-term and long-term borrowings(1)	$(821)	$(436)
Loans(2)	18,653	25,249
Loans 90 or more days past due and/or on non-accrual status(2)(3)	15,766	20,456

(1)	These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.
(2)	The majority of this difference between principal and fair value amounts emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.
(3)	The aggregate fair value of loans that were in non-accrual status, which includes all loans 90 or more days past due, was $1,523 million and $1,360 million at June 30, 2013 and December 31, 2012, respectively. The aggregate fair value of loans that were 90 or more days past due was $785 million and $840 million at June 30, 2013 and December 31, 2012, respectively.

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

The following tables present, by caption on the condensed consolidated statements of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for the quarters and six months ended June 30, 2013 and 2012, respectively.

Three and Six Months Ended June 30, 2013.

		Fair Value Measurements Using:
	Carrying Value at June 30, 2013(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended June 30, 2013(2)	Total Gains (Losses) for the Six Months Ended June 30, 2013(2)
	(dollars in millions)
Loans(3)	$1,511	$—	$1,254	$257	$(51)	$(77)
Other investments(4)	64	—	—	64	(5)	(20)
Premises, equipment and software costs(4)	—	—	—	—	(6)	(6)
Intangible assets(4)	25	—	—	25	(8)	(9)

Total	$1,600	$—	$1,254	$346	$(70)	$(112)

(1)	Carrying values relate only to those assets that had fair value adjustments during the quarter ended June 30, 2013. These amounts do not include assets that had fair value adjustments during the six months ended June 30, 2013, unless the assets also had a fair value adjustment during the quarter ended June 30, 2013.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Losses are recorded within Other expenses in the condensed consolidated statements of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.
(3)	Non-recurring changes in fair value for loans held for investment were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models. The non-recurring change in fair value for mortgage loans held for sale is based upon a valuation model incorporating market observable inputs.
(4)	Losses recorded were determined primarily using discounted cash flow models.

There were no liabilities measured at fair value on a non-recurring basis during the quarter and six months ended June 30, 2013.

Three and Six Months Ended June 30, 2012.

		Fair Value Measurements Using:
	Carrying Value at June 30, 2012(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended June 30, 2012(2)	Total Gains (Losses) for the Six Months Ended June 30, 2012(2)
	(dollars in millions)
Loans(3)	$762	$—	$146	$616	$(13)	$(19)
Other investments(4)	86	—	—	86	(7)	(8)
Premises, equipment and software costs(4)	1	—	—	1	—	(2)
Intangible assets(4)	—	—	—	—	(2)	(4)

Total	$849	$—	$146	$703	$(22)	$(33)

(1)	Carrying values relate only to those assets that had fair value adjustments during the quarter ended June 30, 2012. These amounts do not include assets that had fair value adjustments during the six months ended June 30, 2012, unless the assets also had a fair value adjustment during the quarter ended June 30, 2012.
(2)	Losses are recorded within Other expenses in the condensed consolidated statements of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.
(3)	Non-recurring changes in fair value for loans held for investment were calculated based upon the fair value of the underlying collateral. The fair value of the collateral was determined using internal expected recovery models. The non-recurring change in fair value for mortgage loans held for sale is based upon a valuation model incorporating market observable inputs.
(4)	Losses recorded were determined primarily using discounted cash flow models.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For consumer and residential real estate loans where position-specific external price data are not observable, the fair value is based on the credit risks of the borrower using a probability of default and loss given default method, discounted at the estimated external cost of funding level. The fair value of corporate loans is determined using recently executed transactions, market price quotations (where observable), implied yields from comparable debt, and market observable credit default swap spread levels along with proprietary valuation models and default recovery analysis where such transactions and quotations are unobservable.

The fair value of long-term borrowings is generally determined based on transactional data or third party pricing for identical or comparable instruments, when available. Where position-specific external prices are not observable, fair value is determined based on current interest rates and credit spreads for debt instruments with similar terms and maturity.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Not Measured at Fair Value at June 30, 2013 and December 31, 2012.

At June 30, 2013.

	At June 30, 2013		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Financial Assets:
Cash and due from banks	$16,295	$16,295	$16,295	$—	$—
Interest bearing deposits with banks	30,904	30,904	30,904	—	—
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	35,363	35,363	35,363	—	—
Federal funds sold and securities purchased under agreements to resell	141,625	141,642	—	140,915	727
Securities borrowed	129,114	129,119	—	128,924	195
Customer and other receivables(1)	59,647	59,444	—	53,942	5,502
Loans(2)	34,571	34,797	—	7,458	27,339

Financial Liabilities:
Deposits	$80,089	$80,089	$—	$80,089	$—
Commercial paper and other short-term borrowings	776	776	—	651	125
Securities sold under agreements to repurchase	133,030	132,996	—	123,861	9,135
Securities loaned	36,135	36,195	—	34,544	1,651
Other secured financings	7,219	7,236	—	4,453	2,783
Customer and other payables(1)	142,215	142,215	—	142,215	—
Long-term borrowings	120,279	122,168	—	114,176	7,992

(1)	Accrued interest, fees and dividend receivables and payables where carrying value approximates fair value have been excluded.
(2)	Includes all loans measured at fair value on a non-recurring basis.

The fair value of the Company’s unfunded lending commitments, primarily related to corporate lending in the Institutional Securities business segment, that are not carried at fair value at June 30, 2013 was $986 million, of which $706 million and $280 million would be categorized in Level 2 and Level 3 of the fair value hierarchy, respectively. The carrying value of these commitments, if fully funded, would be $68.6 billion.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Securities Available for Sale.

The following tables present information about the Company’s available for sale securities:

	At June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$15,772	$46	$110	$—	$15,708
U.S. agency securities	14,364	30	166	—	14,228

Total U.S. government and agency securities	30,136	76	276	—	29,936
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,426	—	64	—	2,362
Non-Agency	913	—	24	—	889
Auto loan asset-backed securities	2,056	1	7	—	2,050
Corporate bonds	3,679	2	67	—	3,614
Collateralized debt and loan obligations	1,087	—	8	—	1,079
FFELP student loan asset-backed securities(1)	2,911	14	7	—	2,918

Total Corporate and other debt	13,072	17	177	—	12,912

Total debt securities available for sale	43,208	93	453	—	42,848

Equity securities available for sale	15	—	5	—	10

Total	$43,223	$93	$458	$—	$42,858

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$14,351	$109	$2	$—	$14,458
U.S. agency securities	15,330	122	3	—	15,449

Total U.S. government and agency securities	29,681	231	5	—	29,907
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,197	6	4	—	2,199
Non-Agency	160	—	—	—	160
Auto loan asset-backed securities	1,993	4	1	—	1,996
Corporate bonds	2,891	13	3	—	2,901
FFELP student loan asset-backed securities(1)	2,675	23	—	—	2,698

Total Corporate and other debt	9,916	46	8	—	9,954

Total debt securities available for sale	39,597	277	13	—	39,861

Equity securities available for sale	15	—	7	—	8

Total	$39,612	$277	$20	$—	$39,869

(1)	Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present the fair value of investments in securities available for sale that are in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
At June 30, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$6,428	$110	$—	$—	$6,428	$110
U.S. agency securities	7,108	166	8	—	7,116	166

Total U.S. government and agency securities	13,536	276	8	—	13,544	276
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,362	64	—	—	2,362	64
Non-Agency	889	24	—	—	889	24
Auto loan asset-backed securities	1,288	7	—	—	1,288	7
Corporate bonds	3,080	67	—	—	3,080	67
Collateralized debt and loan obligations	1,079	8	—	—	1,079	8
FFELP student loan asset-backed securities	1,359	7	—	—	1,359	7

Total Corporate and other debt	10,057	177	—	—	10,057	177

Total debt securities available for sale	23,593	453	8	—	23,601	453

Equity securities available for sale	—	—	10	5	10	5

Total	$23,593	$453	$18	$5	$23,611	$458

	Less than 12 Months		12 Months or Longer		Total
At December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$1,012	$2	$—	$—	$1,012	$2
U.S. agency securities	1,534	3	27	—	1,561	3

Total U.S. government and agency securities	2,546	5	27	—	2,573	5
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,057	4	—	—	1,057	4
Auto loan asset-backed securities	710	1	—	—	710	1
Corporate bonds	934	3	—	—	934	3

Total Corporate and other debt	2,701	8	—	—	2,701	8

Total debt securities available for sale	5,247	13	27	—	5,274	13

Equity securities available for sale	8	7	—	—	8	7

Total	$5,255	$20	$27	$—	$5,282	$20

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized gains and losses are recorded in Accumulated other comprehensive income.

The unrealized losses reported above on debt securities available for sale are due to rising interest rates during the quarter ended June 30, 2013. The Company does not intend to sell these securities or expect to be required to sell these securities prior to recovery of the amortized cost basis. In addition, the Company does not expect the U.S. government and agency securities to experience a credit loss given the explicit and implicit guarantee provided by the U.S. government. The Company believes that the debt securities with an unrealized loss in Accumulated other comprehensive income were not other-than-temporarily impaired at June 30, 2013.

For equity securities available for sale in an unrealized loss position, the Company does not intend to sell these securities or expect to be required to sell these securities prior to the recovery of the amortized cost basis. The Company believes that the equity securities with an unrealized loss in Accumulated other comprehensive income were not other-than-temporarily impaired at June 30, 2013.

The following table presents the amortized cost and fair value of debt securities available for sale by contractual maturity dates at June 30, 2013.

At June 30, 2013	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$449	$455	2.1%
After 1 year through 5 years	15,131	15,060	0.7%
After 5 years through 10 years	192	193	2.0%

Total	15,772	15,708

U.S. agency securities:
After 5 years through 10 years	2,061	2,053	1.1%
After 10 years	12,303	12,175	1.2%

Total	14,364	14,228

Total U.S. government and agency securities	30,136	29,936	1.0%

Corporate and other debt:
Commercial mortgage-backed securities:
Agency:
After 1 year through 5 years	542	533	0.9%
After 5 years through 10 years	555	544	0.9%
After 10 years	1,329	1,285	1.5%

Total	2,426	2,362

Non-Agency:
After 1 year through 5 years	116	113	1.1%
After 5 years through 10 years	38	37	0.8%
After 10 years	759	739	1.5%

Total	913	889

Auto loan asset-backed securities:
After 1 year through 5 years	1,933	1,929	0.7%
After 5 years through 10 years	123	121	0.7%

Total	2,056	2,050

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2013	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
Corporate bonds:
Due within 1 year	208	208	0.5%
After 1 year through 5 years	2,735	2,697	1.2%
After 5 years through 10 years	736	709	2.1%

Total	3,679	3,614

Collateralized debt and loan obligations:
After 1 year through 5 years	50	50	1.7%
After 10 years	1,037	1,029	1.5%

Total	1,087	1,079

FFELP student loan asset-backed securities:
After 1 year through 5 years	110	110	0.7%
After 5 years through 10 years	474	476	1.0%
After 10 years	2,327	2,332	1.0%

Total	2,911	2,918

Total Corporate and other debt	13,072	12,912	1.1%

Total debt securities available for sale	$43,208	$42,848	1.0%

See Note 7 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, auto loan asset-backed securities, FFELP student loan asset-backed securities and collateralized debt and loan obligations.

The following table presents information pertaining to sales of securities available for sale during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in millions)
Gross realized gains	$35	$24	$41	$25

Gross realized losses	$1	$2	$3	$2

Gross realized gains and losses are recognized in Other revenues in the condensed consolidated statements of income.

6.	Collateralized Transactions.

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The Company manages credit exposure arising from such transactions by, in appropriate circumstances, entering into master netting agreements and collateral agreements with counterparties that provide the Company, in the event of a counterparty default (such as bankruptcy or a counterparty’s failure to pay or perform), the right to net a counterparty’s rights and obligations under such agreement and liquidate and setoff collateral against the net amount owed by the counterparty. The Company’s policy is generally to take possession of securities purchased under agreements to resell and securities borrowed, and to receive securities and cash posted as collateral (with rights of rehypothecation), although in certain

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cases the Company may agree for such collateral to be posted to a third party custodian under a tri-party arrangement that enables the Company to take control of such collateral in the event of a counterparty default. The Company also monitors the fair value of the underlying securities as compared with the related receivable or payable, including accrued interest, and, as necessary, requests additional collateral as provided under the applicable agreement to ensure such transactions are adequately collateralized. The following tables present information about the offsetting of these instruments and related collateral amounts. For information related to offsetting of derivatives, see Note 11.

	At June 30, 2013
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Condensed Consolidated Statements of Financial Condition(3)	Net Exposure
	(dollars in millions)
Assets
Federal funds sold and securities purchased under agreements to resell	$224,457	$(81,963)	$142,494	$(134,752)	$7,742
Securities borrowed	135,398	(6,284)	129,114	(112,776)	16,338

Liabilities
Securities sold under agreements to repurchase	$215,545	$(81,963)	$133,582	$(102,451)	$31,131
Securities loaned	42,419	(6,284)	36,135	(33,965)	2,170

(1)	Amounts include $7.4 billion of Federal funds sold and securities purchased under agreements to resell, $13.2 billion of Securities borrowed, $29.6 billion of Securities sold under agreements to repurchase and $2.0 billion of Securities loaned which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable.
(2)	Amounts relate to master netting agreements and collateral agreements which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

	At December 31, 2012
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Condensed Consolidated Statements of Financial Condition(3)	Net Exposure
	(dollars in millions)
Assets
Federal funds sold and securities purchased under agreements to resell	$203,448	$(69,036)	$134,412	$(126,303)	$8,109
Securities borrowed	127,002	(5,301)	121,701	(105,849)	15,852

Liabilities
Securities sold under agreements to repurchase	$191,710	$(69,036)	$122,674	$(103,521)	$19,153
Securities loaned	42,150	(5,301)	36,849	(30,395)	6,454

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Amounts include $7.4 billion of Federal funds sold and securities purchased under agreements to resell, $8.6 billion of Securities borrowed, $17.5 billion of Securities sold under agreements to repurchase and $0.6 billion of Securities loaned which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable.
(2)	Amounts relate to master netting agreements and collateral agreements which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the review of margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies to reduce risk. Additionally, transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations. For these transactions, adherence to the Company’s collateral policies significantly limits the Company’s credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and, if necessary, may sell securities that have not been paid for or purchase securities sold but not delivered from customers. At June 30, 2013 and December 31, 2012, there were approximately $21.3 billion and $24.0 billion, respectively, of customer margin loans outstanding.

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

The Company pledges its trading assets to collateralize repurchase agreements and other securities financings. Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged to various parties) in the condensed consolidated statements of financial condition. The carrying value and classification of Trading assets by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral were as follows:

	At June 30, 2013	At December 31, 2012
	(dollars in millions)
Trading assets:
U.S. government and agency securities	$9,350	$15,273
Other sovereign government obligations	4,001	3,278
Corporate and other debt	14,913	11,980
Corporate equities	9,788	26,377

Total	$38,052	$56,908

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. The Company additionally receives securities as collateral in connection with certain securities-for-securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the condensed consolidated statements of financial condition. At June 30, 2013 and December 31, 2012, the fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $602 billion and $560 billion, respectively, and the fair value of the portion that had been sold or repledged was $443 billion and $397 billion, respectively.

At June 30, 2013 and December 31, 2012, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

	At June 30, 2013	At December 31, 2013
	(dollars in millions)
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	$35,363	$30,970
Securities(1)	14,555	13,424

Total	$49,918	$44,394

(1)	Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Federal funds sold and securities purchased under agreements to resell and Trading assets in the condensed consolidated statements of financial condition.

7.	Variable Interest Entities and Securitization Activities.

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

The following tables present information at June 30, 2013 and December 31, 2012 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis:

	At June 30, 2013
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$753	$—	$2,235	$1,226	$1,387
VIE liabilities	$448	$—	$107	$65	$162

	At December 31, 2012
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$978	$52	$2,394	$983	$1,676
VIE liabilities	$646	$16	$83	$65	$313

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s liabilities. At June 30, 2013 and December 31, 2012, managed real estate partnerships reflected nonredeemable noncontrolling interests in the Company’s condensed consolidated financial statements of $1,679 million and $1,804 million, respectively. The Company also had additional maximum exposure to losses of approximately $62 million and $58 million at June 30, 2013 and December 31, 2012, respectively. This additional exposure related primarily to certain derivatives (e.g., instead of purchasing senior securities, the Company has sold credit protection to synthetic CDOs through credit derivatives that are typically related to the most senior tranche of the CDO) and commitments, guarantees and other forms of involvement.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information about certain non-consolidated VIEs in which the Company had variable interests at June 30, 2013 and December 31, 2012. The tables include all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. Most of the VIEs included in the tables below are sponsored by unrelated parties; the Company’s involvement generally is the result of the Company’s secondary market-making activities and securities held in its available for sale portfolio (see Note 5):

	At June 30, 2013
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$279,227	$22,003	$3,247	$1,759	$9,631
Maximum exposure to loss:
Debt and equity interests(2)	$22,707	$1,978	$79	$1,061	$2,788
Derivative and other contracts	119	24	1,999	—	231
Commitments, guarantees and other	—	278	—	661	539

Total maximum exposure to loss	$22,826	$2,280	$2,078	$1,722	$3,558

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$22,707	$1,978	$79	$670	$2,788
Derivative and other contracts	119	5	4	—	83

Total carrying value of exposure to loss—Assets	$22,826	$1,983	$83	$670	$2,871

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$2	$—	$—	$54
Commitments, guarantees and other	—	—	—	10	—

Total carrying value of exposure to loss—Liabilities	$—	$2	$—	$10	$54

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $26.9 billion of residential mortgages; $62.4 billion of commercial mortgages; $132.2 billion of U.S. agency collateralized mortgage obligations; and $57.7 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $2.5 billion of residential mortgages; $1.6 billion of commercial mortgages; $13.7 billion of U.S. agency collateralized mortgage obligations; and $4.9 billion of other consumer or commercial loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2012
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$251,689	$13,178	$3,390	$1,811	$14,029
Maximum exposure to loss:
Debt and equity interests(2)	$22,280	$1,173	$—	$1,053	$3,387
Derivative and other contracts	154	51	2,158	—	562
Commitments, guarantees and other	66	—	—	679	384

Total maximum exposure to loss	$22,500	$1,224	$2,158	$1,732	$4,333

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$22,280	$1,173	$—	$663	$3,387
Derivative and other contracts	156	8	4	—	174

Total carrying value of exposure to loss—Assets	$22,436	$1,181	$4	$663	$3,561

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$11	$2	$—	$—	$172
Commitments, guarantees and other	—	—	—	12	—

Total carrying value of exposure to loss—Liabilities	$11	$2	$—	$12	$172

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $18.3 billion of residential mortgages; $53.8 billion of commercial mortgages; $126.3 billion of U.S. agency collateralized mortgage obligations; and $53.3 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $1.0 billion of residential mortgages; $1.5 billion of commercial mortgages; $14.8 billion of U.S. agency collateralized mortgage obligations; and $5.0 billion of other consumer or commercial loans.

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

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $4.5 billion at June 30, 2013. These securities were either retained in connection with transfers of assets by the Company, acquired in connection with secondary market-making activities or held in the Company’s available for sale portfolio (see Note 5). Securities issued by

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securitization SPEs consist of $1.7 billion of securities backed primarily by residential mortgage loans, $0.4 billion of securities backed by U.S. agency collateralized mortgage obligations, $1.0 billion of securities backed by commercial mortgage loans, $0.5 billion of securities backed by collateralized debt obligations or collateralized loan obligations and $0.9 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. The Company’s primary risk exposure is to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Trading assets—Corporate and other debt or Securities available for sale and are measured at fair value (see Note 4). The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Company’s maximum exposure to loss generally equals the fair value of the securities owned.

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

Transfers of Assets with Continuing Involvement.

The following tables present information at June 30, 2013 regarding transactions with SPEs in which the Company, acting as principal, transferred financial assets with continuing involvement and received sales treatment:

	At June 30, 2013
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other
	(dollars in millions)
SPE assets (unpaid principal balance)(1)	$33,747	$53,754	$15,893	$12,870
Retained interests (fair value):
Investment grade	$1	$55	$1,953	$—
Non-investment grade	51	114	—	1,327

Total retained interests (fair value)	$52	$169	$1,953	$1,327

Interests purchased in the secondary market (fair value):
Investment grade	$22	$67	$11	$361
Non-investment grade	80	25	—	61

Total interests purchased in the secondary market (fair value)	$102	$92	$11	$422

Derivative assets (fair value)	$—	$776	$—	$176
Derivative liabilities (fair value)	$2	$1	$—	$189

(1)	Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At June 30, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$1,971	$38	$2,009
Non-investment grade	—	94	1,398	1,492

Total retained interests (fair value)	$—	$2,065	$1,436	$3,501

Interests purchased in the secondary market (fair value):
Investment grade	$—	$438	$23	$461
Non-investment grade	—	145	21	166

Total interests purchased in the secondary market (fair value)	$—	$583	$44	$627

Derivative assets (fair value)	$—	$694	$258	$952
Derivative liabilities (fair value)	$—	$172	$20	$192

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net gains on sales of assets in securitization transactions at the time of the sale were not material in the six months ended June 30, 2013 and 2012.

During the six months ended June 30, 2013 and 2012, the Company received proceeds from new securitization transactions of $13.0 billion and $9.2 billion, respectively. During the six months ended June 30, 2013 and 2012, the Company received proceeds from cash flows from retained interests in securitization transactions of $2.2 billion and $1.7 billion, respectively.

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

The following table presents information about the carrying value (equal to fair value) of assets and liabilities resulting from transfers of financial assets treated by the Company as secured financings:

	At June 30, 2013		At December 31, 2012
	Carrying Value of		Carrying Value of
	Assets	Liabilities	Assets	Liabilities
		(dollars in millions)
Credit-linked notes	$147	$141	$283	$222
Equity-linked transactions	35	31	422	405
Other	228	227	29	28

Mortgage Servicing Activities.

Mortgage Servicing Rights.    The Company may retain servicing rights to certain mortgage loans that are sold. These transactions create an asset referred to as MSRs, which totaled approximately $9 million and $7 million at June 30, 2013 and December 31, 2012, respectively, and are included within Intangible assets and carried at fair value in the condensed consolidated statements of financial condition.

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

The Company provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets and are recorded at cost, net of allowances. Advances at June 30, 2013 and December 31, 2012 totaled approximately $68 million and $49 million, respectively. There were no allowances at June 30, 2013 and December 31, 2012.

The following tables present information about the Company’s mortgage servicing activities for SPEs to which the Company transferred loans at June 30, 2013 and December 31, 2012:

	At June 30, 2013
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$741	$863	$4,301
Amounts past due 90 days or greater (unpaid principal balance)(1)	$72	$48	$—
Percentage of amounts past due 90 days or greater(1)	9.7%	5.5%	—
Credit losses	$1	$3	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

	At December 31, 2012
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$821	$1,141	$4,760
Amounts past due 90 days or greater (unpaid principal balance)(1)	$86	$43	$—
Percentage of amounts past due 90 days or greater(1)	10.4%	3.8%	—
Credit losses	$3	$2	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

8.	Financing Receivables and Allowance for Credit Losses.

Loans held for investment.

The Company’s loans held for investment are recorded at amortized cost and classified as Loans in the condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s loans held for investment at June 30, 2013 and December 31, 2012 included the following:

	At June 30, 2013	At December 31, 2012
	(dollars in millions)
Commercial and industrial	$11,170	$9,449
Consumer loans	9,452	7,618
Residential real estate loans	7,602	6,630
Wholesale real estate loans	863	326

Total loans held for investment, gross of allowance for loan losses	29,087	24,023
Allowance for loan losses	(125)	(106)

Total loans held for investment, net of allowance for loan losses	$28,962	$23,917

The above table does not include loans held for sale of $5,609 million and $5,129 million at June 30, 2013 and December 31, 2012, respectively.

The Company’s Credit Risk Management Department evaluates new obligors before credit transactions are initially approved, and at least annually thereafter for consumer and industrial loans. For commercial loans, credit evaluations typically involve the evaluation of financial statements, assessment of leverage, liquidity, capital strength, asset composition and quality, market capitalization and access to capital markets, cash flow projections and debt service requirements, and the adequacy of collateral, if applicable. The Company’s Credit Risk Management Department will also evaluate strategy, market position, industry dynamics, obligor’s management and other factors that could affect the obligor’s risk profile. For residential real estate and consumer loans, the initial credit evaluation includes, but is not limited to, review of the obligor’s income, net worth, liquidity, collateral, loan-to-value ratio, and credit bureau information. Subsequent credit monitoring for residential real estate loans is performed at the portfolio level. Consumer loan collateral values are monitored on an ongoing basis.

Commercial and industrial loans of approximately $4 million and wholesale real estate loans of approximately $10 million were impaired at June 30, 2013. Approximately 99% of the Company’s loan portfolio was current at June 30, 2013. Commercial and industrial loans of approximately $19 million and residential real estate loans of approximately $1 million were impaired at December 31, 2012. Approximately 99% of the Company’s loan portfolio was current at December 31, 2012.

The Company assigned an internal grade of “doubtful” to certain commercial asset-backed and wholesale real estate loans totaling $11 million and $25 million at June 30, 2013 and December 31, 2012, respectively. Doubtful loans can be classified as current if the borrower is making payments in accordance with the loan agreement. The Company assigned an internal grade of “pass” to the majority of its remaining loan portfolio.

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

	Commercial and Industrial	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for loan losses:
Balance at December 31, 2012	$96	$3	$5	$2	$106
Gross charge-offs	(12)	—	(1)	(2)	(15)

Net charge-offs	(12)	—	(1)	(2)	(15)

Provision for loan losses(1)(4)	31	(2)	—	5	34

Balance at June 30, 2013	$115	$1	$4	$5	$125

Allowance for loan losses by impairment methodology:
Collectively evaluated for impairment	$113	$1	$4	$4	$122
Individually evaluated for impairment	2	—	—	1	3

Total allowance for loan losses at June 30, 2013	$115	$1	$4	$5	$125

Loans evaluated by impairment methodology(2):
Collectively evaluated for impairment	$11,154	$9,452	$7,594	$853	$29,053
Individually evaluated for impairment	16	—	8	10	34

Total loan evaluated at June 30, 2013	$11,170	$9,452	$7,602	$863	$29,087

Allowance for lending-related commitments:
Balance at December 31, 2012	$90	$—	$—	$1	$91
Provision for lending-related commitments(3)(4)	29	—	—	—	29
Other	(10)	—	—	—	(10)

Balance at June 30, 2013	$109	$—	$—	$1	$110

Allowance for lending-related commitments by impairment methodology:
Collectively evaluated for impairment	$109	$—	$—	$1	$110
Individually evaluated for impairment	—	—	—	—	—

Total allowance for lending-related commitments at June 30, 2013	$109	$—	$—	$1	$110

Lending-related commitments evaluated by impairment methodology:
Collectively evaluated for impairment	$52,245	$1,657	$2,093	$258	$56,253
Individually evaluated for impairment	—	—	—	—	—

Total lending-related commitments evaluated at June 30, 2013	$52,245	$1,657	$2,093	$258	$56,253

(1)	The Company records charges to the provisions for loan losses within Other revenues.
(2)	Balances are gross of the allowance and represent recorded investment in the loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	The Company records charges to the provisions for lending-related commitments within Other non-interest expenses.
(4)	The Company’s provision for loan losses and provision for lending-related commitments for the quarter ended June 30, 2013 were $7 million and $17 million, respectively.

	Commercial and Industrial	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for loan losses:
Balance at December 31, 2011	$14	$1	$1	$1	$17
Gross charge-offs	(2)	—	—	—	(2)
Gross recoveries	—	—	—	8	8

Net charge-offs	(2)	—	—	8	6

Provision for loan losses(1)(4)	53	5	3	(7)	54

Balance at June 30, 2012	$65	$6	$4	$2	$77

Allowance for loan losses by impairment methodology:
Collectively evaluated for impairment	$94	$3	$5	$2	$104
Individually evaluated for impairment	2	—	—	—	2

Total allowance for loan losses at December 31, 2012	$96	$3	$5	$2	$106

Loans evaluated by impairment methodology(2):
Collectively evaluated for impairment	$9,419	$7,618	$6,629	$326	$23,992
Individually evaluated for impairment	30	—	1	—	31

Total loan evaluated at December 31, 2012	$9,449	$7,618	$6,630	$326	$24,023

Allowance for lending-related commitments:
Balance at December 31, 2011	$19	$3	$—	$2	$24
Provision for lending-related commitments(3)(4)	9	(1)	—	—	8

Balance at June 30, 2012	$28	$2	$—	$2	$32

Allowance for lending-related commitments by impairment methodology:
Collectively evaluated for impairment	$86	$—	$—	$1	$87
Individually evaluated for impairment	4	—	—	—	4

Total allowance for lending-related commitments at December 31, 2012	$90	$—	$—	$1	$91

Lending-related commitments evaluated by impairment methodology:
Collectively evaluated for impairment	$44,079	$1,406	$712	$101	$46,298
Individually evaluated for impairment	47	—	—	—	47

Total lending-related commitments evaluated at December 31, 2012	$44,126	$1,406	$712	$101	$46,345

(1)	The Company records charges to the provisions for loan losses within Other revenues.
(2)	Balances are gross of the allowance and represent recorded investment in the loans.
(3)	The Company records charges to the provisions for lending-related commitments within Other non-interest expenses.
(4)	The Company’s provision for loan losses and provision for lending-related commitments for the quarter ended June 30, 2012 were $44 million and $12 million, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Loans.

Employee loans are granted primarily in conjunction with a program established in the Wealth Management business segment to retain and recruit certain employees. These loans are recorded in Customer and other receivables in the condensed consolidated statements of financial condition. These loans are full recourse, generally require periodic payments and have repayment terms ranging from one to 12 years. The Company establishes a reserve for loan amounts it does not consider recoverable, which is recorded in Compensation and benefits expense. At June 30, 2013, the Company had $5,550 million of employee loans, net of an allowance of approximately $131 million. At December 31, 2012, the Company had $5,998 million of employee loans, net of an allowance of approximately $131 million.

The Company has also granted loans to other employees primarily in conjunction with certain after-tax leveraged investment arrangements. At June 30, 2013, the balance of these loans was $155 million, net of an allowance of approximately $103 million. At December 31, 2012, the balance of these loans was $172 million, net of an allowance of approximately $108 million. The Company establishes a reserve for non-recourse loan amounts not recoverable from employees, which is recorded in Other expense.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill.

Changes in the carrying amount of the Company’s goodwill, net of accumulated impairment losses for the six months ended June 30, 2013, were as follows:

	Institutional Securities(1)	Wealth Management(1)	Investment Management	Total
		(dollars in millions)
Goodwill at December 31, 2012(2)	$337	$5,573	$740	$6,650
Foreign currency translation adjustments and other	(22)	—	—	(22)
Goodwill disposed of during the period(3)(4)	(17)	(11)	—	(28)

Goodwill at June 30, 2013(2)	$298	$5,562	$740	$6,600

(1)	On January 1, 2013, the International Wealth Management business was transferred from the Wealth Management business segment to the Equity division within the Institutional Securities business segment. Accordingly, prior period amounts have been recast to reflect the International Wealth Management business as part of the Institutional Securities business segment.
(2)	The amount of the Company’s goodwill before accumulated impairments of $700 million, which included $673 million related to the Institutional Securities business segment and $27 million related to the Investment Management business segment, was $7,300 million and $7,350 million at June 30, 2013 and December 31, 2012, respectively.
(3)	In 2011, the Company announced that it had reached an agreement with the employees of its in-house quantitative proprietary trading unit, Process Driven Trading (“PDT”), within the Institutional Securities business segment, whereby PDT employees will acquire certain assets from the Company and launch an independent advisory firm. This transaction closed on January 1, 2013.
(4)	The Wealth Management business segment sold the U.K. operations of Global Stock Plan Services business to Computershare Limited. This transaction closed on May 31, 2013.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Intangible Assets.

Changes in the carrying amount of the Company’s intangible assets for the six months ended June 30, 2013 were as follows:

	Institutional Securities	Wealth Management	Investment Management	Total
		(dollars in millions)
Amortizable net intangible assets at December 31, 2012	$175	$3,600	$1	$3,776
Mortgage servicing rights (see Note 7)	—	7	—	7

Net intangible assets at December 31, 2012	$175	$3,607	$1	$3,783

Amortizable net intangible assets at December 31, 2012	$175	$3,600	$1	$3,776
Foreign currency translation adjustments and other	(4)	—	—	(4)
Amortization expense	(6)	(164)	—	(170)
Impairment losses(1)	(2)	(7)	—	(9)

Amortizable net intangible assets at June 30, 2013	163	3,429	1	3,593
Mortgage servicing rights (see Note 7)	—	9	—	9

Net intangible assets at June 30, 2013	$163	$3,438	$1	$3,602

(1)	Impairment losses are recorded within Other expenses.

10.	Long-Term Borrowings and Other Secured Financings.

The Company’s long-term borrowings included the following components:

	At June 30, 2013	At December 31, 2012

	(dollars in millions)
Senior debt	$148,763	$158,899
Subordinated debt	7,510	5,845
Junior subordinated debentures	4,825	4,827

Total	$161,098	$169,571

During the six months ended June 30, 2013, the Company issued and reissued notes with a principal amount of approximately $22 billion. This amount included the Company’s issuances of $2.0 billion in 10 year subordinated debt on May 21, 2013, $3.7 billion in senior unsecured debt on April 25, 2013 and $4.5 billion in senior unsecured debt on February 25, 2013. During the six months ended June 30, 2013, approximately $23 billion in aggregate long-term borrowings matured or were retired.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.4 years and 5.3 years at June 30, 2013 and December 31, 2012, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s other secured financings consisted of the following:

	At June 30, 2013	At December 31, 2012

	(dollars in millions)
Secured financings with original maturities greater than one year	$9,824	$14,431
Secured financings with original maturities one year or less	3,448	641
Failed sales(1)	399	655

Total(2)	$13,671	$15,727

(1)	For more information on failed sales, see Note 7.
(2)	Amounts include $6,452 million and $9,466 million at fair value at June 30, 2013 and December 31, 2012, respectively.

11.	Derivative Instruments and Hedging Activities.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with its derivative activities, the Company generally enters into master netting agreements and collateral agreements with its counterparties. These agreements provide the Company with the right, in the event of a default by the counterparty (such as bankruptcy or a failure to pay or perform), to net a counterparty’s rights and obligations under the agreement and to liquidate and setoff collateral against any net amount owed by the counterparty. However, in certain circumstances: the Company may not have such an agreement in place; the relevant insolvency regime (which is based on the type of counterparty entity and the jurisdiction of organization of the counterparty) may not support the enforceability of the agreement; or the Company may not have sought legal advice to support the enforceability of the agreement. In cases where the Company has not determined an agreement to be enforceable, the related amounts are not offset in the tabular disclosures. The Company’s policy is generally to receive securities and cash posted as collateral (with rights of rehypothecation), irrespective of the enforceability determination regarding the master netting and collateral agreement. In certain cases the Company may agree for such collateral to be posted to a third party custodian under a control agreement that enables the Company to take control of such collateral in the event of a counterparty default. The enforceability of the master netting agreement is taken into account in the Company’s risk management practices and application of counterparty credit limits. The following tables present information about the offsetting of derivative instruments and related collateral amounts. See information related to offsetting of certain collateralized transactions in Note 6.

	At June 30, 2013
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition(3)
				Financial Instruments Collateral	Other Cash Collateral	Net Exposure
	(dollars in millions)
Derivative assets
Bilateral OTC	$486,776	$(455,736)	$31,040	$(7,335)	$(107)	$23,598
Cleared OTC(4)	265,254	(264,443)	811	—	—	811
Exchange traded	32,850	(25,940)	6,910	—	—	6,910

Total derivative assets	$784,880	$(746,119)	$38,761	$(7,335)	$(107)	$31,319

Derivative liabilities
Bilateral OTC	$459,815	$(429,459)	$30,356	$(5,984)	$(122)	$24,250
Cleared OTC(4)	267,009	(266,011)	998	—	(32)	966
Exchange traded	36,286	(25,940)	10,346	(2,525)	—	7,821

Total derivative liabilities	$763,110	$(721,410)	$41,700	$(8,509)	$(154)	$33,037

(1)	Amounts include $13.1 billion of derivative assets and $10.7 billion of derivative liabilities which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable. See also “Fair Value and Notional of Derivative Instruments” for additional disclosure about gross fair values and notionals for derivative instruments by risk type.
(2)	Amounts relate to master netting agreements and collateral agreements which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
(4)	Includes OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2012
		Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition(3)
	Gross Amounts(1)			Financial Instruments Collateral	Other Cash Collateral	Net Exposure
	(dollars in millions)
Derivative assets
Bilateral OTC	$604,713	$(573,844)	$30,869	$(7,691)	$(232)	$22,946
Cleared OTC(4)	375,233	(374,546)	687	—	—	687
Exchange traded	24,305	(19,664)	4,641	—	—	4,641

Total derivative assets	$1,004,251	$(968,054)	$36,197	$(7,691)	$(232)	$28,274

Derivative Liabilities
Bilateral OTC	$578,018	$(547,285)	$30,733	$(7,871)	$(64)	$22,798
Cleared OTC(4)	374,960	(374,866)	94	—	(23)	71
Exchange traded	25,795	(19,664)	6,131	(1,028)	—	5,103

Total derivative liabilities	$978,773	$(941,815)	$36,958	$(8,899)	$(87)	$27,972

(1)	Amounts include $7.2 billion of derivative assets and $7.3 billion of derivative liabilities which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable. See also “Fair Value and Notional of Derivative Instruments” for additional disclosure about gross fair values and notionals for derivative instruments by risk type.
(2)	Amounts relate to master netting agreements and collateral agreements which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
(4)	Includes OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at June 30, 2013 and December 31, 2012, respectively. Fair value is presented in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Trading Assets at June 30, 2013(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post-Collateral
	Less than 1	1-3	3-5	Over 5
Credit Rating(2)
	(dollars in millions)
AAA	$428	$597	$1,429	$4,653	$(4,570)	$2,537	$2,106
AA	3,311	1,846	1,976	9,579	(10,337)	6,375	4,417
A	10,049	9,456	11,120	23,417	(43,619)	10,423	8,858
BBB	3,216	3,665	3,176	15,686	(18,035)	7,708	6,040
Non-investment grade	2,270	2,823	1,298	3,241	(4,931)	4,701	2,988

Total	$19,274	$18,387	$18,999	$56,576	$(81,492)	$31,744	$24,409

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared OTC derivatives. The table does not include exchange-traded derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Trading Assets at December 31, 2012(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post-Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$353	$551	$1,299	$6,121	$(4,851)	$3,473	$3,088
AA	2,125	3,635	2,958	10,270	(12,761)	6,227	4,428
A	6,643	9,596	14,228	29,729	(50,722)	9,474	7,638
BBB	2,673	3,970	3,704	18,586	(21,713)	7,220	5,754
Non-investment grade	2,091	2,855	2,142	4,538	(6,696)	4,930	2,725

Total	$13,885	$20,607	$24,331	$69,244	$(96,743)	$31,324	$23,633

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared OTC derivatives. The table does not include exchange-traded derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

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

The Company recognized an out of period pre-tax gain of approximately $300 million in the Institutional Securities business segment’s Other sales and trading net revenues for the quarter ended June 30, 2012, related to the reversal of amounts recorded in cumulative other comprehensive income due to the incorrect application of hedge accounting on certain derivative contracts previously designated as net investment hedges of certain foreign, non-U.S. dollar denominated subsidiaries. This amount included a pre-tax gain of approximately $191 million related to the quarter ended March 31, 2012, with the remainder impacting prior periods. The Company evaluated the effects of the incorrect application of hedge accounting, both qualitatively and quantitatively, and concluded that it did not have a material impact on any prior annual or quarterly consolidated results. In addition, the Company recognized a partially offsetting pre-tax loss of approximately $224 million for the quarter ended June 30, 2012 resulting from fair value changes within the quarter of the related derivative positions not qualifying for net investment hedge accounting. Subsequent to the identification of the incorrect application of net investment hedge accounting, and during the quarter ended June 30, 2012, the Company appropriately redesignated the forward foreign exchange contracts and reapplied hedge accounting.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value and Notional of Derivative Instruments.    The following tables summarize the fair value of derivative instruments designated as accounting hedges and the fair value of derivative instruments not designated as accounting hedges by type of derivative contract and the platform on which these instruments are traded or cleared on a gross basis. Fair values of derivative contracts in an asset position are included in Trading assets and fair values of derivative contracts in a liability position are reflected in Trading liabilities in the condensed consolidated statements of financial condition (see Note 4):

	Derivative Assets At June 30, 2013
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(2)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(2)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as hedging instruments:
Interest rate contracts	$5,829	$149	$—	$5,978	$63,071	$5,457	$—	$68,528
Foreign exchange contracts	541	—	—	541	10,423	100	—	10,523

Total derivatives designated as hedging instruments	6,370	149	—	6,519	73,494	5,557	—	79,051

Derivatives not designated as hedges(1):
Interest rate contracts	328,549	261,592	354	590,495	7,322,458	11,488,922	959,708	19,771,088
Credit contracts	51,546	3,395	—	54,941	1,562,941	228,753	—	1,791,694
Foreign exchange contracts	59,424	118	27	59,569	2,110,099	5,603	7,617	2,123,319
Equity contracts	24,174	—	27,697	51,871	314,370	—	461,446	775,816
Commodity contracts	16,524	—	4,772	21,296	203,156	—	174,677	377,833
Other	189	—	—	189	3,418	—	—	3,418

Total derivatives not designated as hedges	480,406	265,105	32,850	778,361	11,516,442	11,723,278	1,603,448	24,843,168

Total derivatives	$486,776	$265,254	$32,850	$784,880	$11,589,936	$11,728,835	$1,603,448	$24,922,219
Cash collateral netting	(59,341)	(1,424)	—	(60,765)	—	—	—	—
Counterparty netting	(396,395)	(263,019)	(25,940)	(685,354)	—	—	—	—

Total derivative assets	$31,040	$811	$6,910	$38,761	$11,589,936	$11,728,835	$1,603,448	$24,922,219

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Liabilities At June 30, 2013
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(2)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(2)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as hedging instruments:
Interest rate contracts	$423	$449	$—	$872	$3,004	$14,604	$—	$17,608
Foreign exchange contracts	47	1	—	48	5,022	229	—	5,251

Total derivatives designated as hedging instruments	470	450	—	920	8,026	14,833	—	22,859

Derivatives not designated as hedges(1):
Interest rate contracts	308,861	262,603	488	571,952	7,022,729	11,323,486	1,593,220	19,939,435
Credit contracts	48,247	3,874	—	52,121	1,436,811	223,801	—	1,660,612
Foreign exchange contracts	59,645	82	8	59,735	2,038,154	4,451	2,011	2,044,616
Equity contracts	27,059	—	30,478	57,537	320,717	—	456,502	777,219
Commodity contracts	15,349	—	5,312	20,661	185,304	—	147,719	333,023
Other	184	—	—	184	5,243	—	—	5,243

Total derivatives not designated as hedges	459,345	266,559	36,286	762,190	11,008,958	11,551,738	2,199,452	24,760,148

Total derivatives	$459,815	$267,009	$36,286	$763,110	$11,016,984	$11,566,571	$2,199,452	$24,783,007
Cash collateral netting	(33,064)	(2,992)	—	(36,056)	—	—	—	—
Counterparty netting	(396,395)	(263,019)	(25,940)	(685,354)	—	—	—	—

Total derivative liabilities	$30,356	$998	$10,346	$41,700	$11,016,984	$11,566,571	$2,199,452	$24,783,007

(1)	Notional amounts include gross notionals related to open long and short futures contracts of $444 billion and $898 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $505 million and $169 million is included in Customer and other receivables and Customer and other payables, respectively, on the condensed consolidated statements of financial condition.
(2)	Includes OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Assets At December 31, 2012
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(2)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(2)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as hedging instruments:
Interest rate contracts	$8,046	$301	$—	$8,347	$66,916	$8,199	$—	$75,115
Foreign exchange contracts	367	—	—	367	10,291	—	—	10,291

Total derivatives designated as hedging instruments	8,413	301	—	8,714	77,207	8,199	—	85,406

Derivatives not designated as hedges(1):
Interest rate contracts	443,523	371,789	142	815,454	8,029,510	10,096,252	776,130	18,901,892
Credit contracts	65,168	3,099	—	68,267	1,734,907	197,879	—	1,932,786
Foreign exchange contracts	52,349	44	34	52,427	1,831,385	3,834	5,967	1,841,186
Equity contracts	19,916	—	18,684	38,600	258,484	—	329,216	587,700
Commodity contracts	15,201	—	5,445	20,646	164,842	—	176,714	341,556
Other	143	—	—	143	4,908	—	—	4,908

Total derivatives not designated as hedges	596,300	374,932	24,305	995,537	12,024,036	10,297,965	1,288,027	23,610,028

Total derivatives	$604,713	$375,233	$24,305	$1,004,251	$12,101,243	$10,306,164	$1,288,027	$23,695,434
Cash collateral netting	(68,024)	(1,224)	—	(69,248)	—	—	—	—
Counterparty netting	(505,820)	(373,322)	(19,664)	(898,806)	—	—	—	—

Total derivative assets	$30,869	$687	$4,641	$36,197	$12,101,243	$10,306,164	$1,288,027	$23,695,434

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Liabilities At December 31, 2012
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(2)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(2)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as hedging instruments:
Interest rate contracts	$167	$1	$—	$168	$2,000	$660	$—	$2,660
Foreign exchange contracts	319	—	—	319	17,156	—	—	17,156

Total derivatives designated as hedging instruments	486	1	—	487	19,156	660	—	19,816

Derivatives not designated as hedges(1):
Interest rate contracts	422,864	370,856	216	793,936	7,726,241	9,945,979	1,994,947	19,667,167
Credit contracts	60,420	4,074	—	64,494	1,645,464	222,343	—	1,867,807
Foreign exchange contracts	56,062	29	3	56,094	1,878,597	3,473	4,003	1,886,073
Equity contracts	22,239	—	19,631	41,870	257,340	—	329,858	587,198
Commodity contracts	15,886	—	5,945	21,831	169,189	—	155,912	325,101
Other	61	—	—	61	5,161	—	—	5,161

Total derivatives not designated as hedges	577,532	374,959	25,795	978,286	11,681,992	10,171,795	2,484,720	24,338,507

Total derivatives	$578,018	$374,960	$25,795	$978,773	$11,701,148	$10,172,455	$2,484,720	$24,358,323
Cash collateral netting	(41,465)	(1,544)	—	(43,009)	—	—	—	—
Counterparty netting	(505,820)	(373,322)	(19,664)	(898,806)	—	—	—	—

Total derivative liabilities	$30,733	$94	$6,131	$36,958	$11,701,148	$10,172,455	$2,484,720	$24,358,323

(1)	Notional amounts include gross notionals related to open long and short futures contracts of $368 billion and $1,476 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $1,073 million and $24 million is included in Customer and other receivables and Customer and other payables, respectively, on the condensed consolidated statements of financial condition.
(2)	Includes OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for the quarters and six months ended June 30, 2013 and 2012, respectively.

Derivatives Designated as Fair Value Hedges.

The following table presents gains (losses) reported on derivative instruments and the related hedge item as well as the hedge ineffectiveness included in Interest expense in the condensed consolidated statements of income from interest rate contracts:

	Gains (Losses) Recognized
	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2013	2012	2013	2012
	(dollars in millions)
Derivatives	$(2,247)	$979	$(3,119)	$432
Borrowings	2,629	(753)	3,791	(54)

Total	$382	$226	$672	$378

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives Designated as Net Investment Hedges.

	Gains Recognized in OCI (effective portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2013	2012(1)	2013	2012(1)
	(dollars in millions)
Foreign exchange contracts(2)	$230	$130	$539	$150

Total	$230	$130	$539	$150

(1)	A gain of $193 million, net of tax, related to net investment hedges was reclassified from other comprehensive income into income during both the quarter and six months ended June 30, 2012. The amount primarily related to an out of period gain, net of tax, related to the reversal of amounts recorded in cumulative other comprehensive income due to the incorrect application of hedge accounting on certain derivative contracts (see above for further information).
(2)	Losses of $36 million and $68 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarter and six months ended June 30, 2013, respectively. Losses of $63 million and $128 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarter and six months ended June 30, 2012, respectively.

The table below summarizes gains (losses) on derivative instruments not designated as accounting hedges for the quarters and six months ended June 30, 2013 and 2012, respectively:

	Gains (Losses) Recognized in Income(1)(2)
	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2013	2012	2013	2012
	(dollars in millions)
Interest rate contracts	$(65)	$(594)	$75	$961
Credit contracts	253	1,293	174	621
Foreign exchange contracts	1,485	(208)	2,036	427
Equity contracts	(301)	188	(3,361)	(628)
Commodity contracts	880	908	1,303	302
Other contracts	(42)	(32)	(44)	24

Total derivative instruments	$2,210	$1,555	$183	$1,707

(1)	Gains (losses) on derivative contracts not designated as hedges are primarily included in Trading in the condensed consolidated statements of income.
(2)	Gains (losses) associated with certain derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Trading in the condensed consolidated statements of income.

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $59 million and $53 million at June 30, 2013 and December 31, 2012, respectively and a notional value of $2,143 million and $2,178 million at June 30, 2013 and December 31, 2012, respectively. The Company recognized gains of $2 million and losses of less than $1 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter and six months ended June 30, 2013, respectively. The Company recognized losses of $13 million and $6 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter and six months ended June 30, 2012, respectively.

At June 30, 2013 and December 31, 2012, the amount of payables associated with cash collateral received that was netted against derivative assets was $60.8 billion and $69.2 billion, respectively, and the amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $36.1 billion and

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$43.0 billion, respectively. Cash collateral receivables and payables of $83 million and $50 million, respectively, at June 30, 2013 and $158 million and $34 million, respectively, at December 31, 2012, were not offset against certain contracts that did not meet the definition of a derivative.

Credit-Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit ratings downgrade. At June 30, 2013, the aggregate fair value of OTC derivative contracts that contain credit-risk-related contingent features that are in a net liability position totaled $25,020 million, for which the Company has posted collateral of $20,941 million, in the normal course of business. The long-term credit ratings on the Company by Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”) are currently at different levels (commonly referred to as “split ratings”). At June 30, 2013, the future potential collateral amounts, termination payments or other contractual amounts that could be called by counterparties in the event of a downgrade of the Company’s long-term credit rating under various scenarios are: $334 million (Baa1 Moody’s/BBB+ S&P) and $1,853 million (Baa2 Moody’s/BBB S&P). Of these amounts, $1,646 million at June 30, 2013 related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

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

The tables below summarize the notional and fair value of protection sold and protection purchased through credit default swaps at June 30, 2013 and December 31, 2012:

	At June 30, 2013
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$961,737	$(510)	$911,921	$412
Index and basket credit default swaps	547,491	4,326	442,342	(4,372)
Tranched index and basket credit default swaps	227,578	484	361,237	(3,160)

Total	$1,736,806	$4,300	$1,715,500	$(7,120)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below summarizes the credit ratings and maturities of protection sold through credit default swaps and other credit contracts at June 30, 2013:

	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$1,724	$7,207	$16,735	$3,431	$29,097	$(102)
AA	10,144	20,833	36,277	6,202	73,456	(498)
A	64,925	59,232	62,823	7,894	194,874	(2,297)
BBB	124,739	122,540	143,344	27,058	417,681	365
Non-investment grade	76,203	80,765	78,149	11,512	246,629	2,022

Total	277,735	290,577	337,328	56,097	961,737	(510)

Index and basket credit default swaps(3):
AAA	24,815	49,440	52,666	2,458	129,379	(1,245)
AA	900	10,854	13,289	6,468	31,511	(43)
A	2,687	5,338	23,883	25	31,933	536
BBB	26,673	120,435	156,532	8,912	312,552	(1,028)
Non-investment grade	59,084	61,371	136,216	13,023	269,694	6,590

Total	114,159	247,438	382,586	30,886	775,069	4,810

Total credit default swaps sold	$391,894	$538,015	$719,914	$86,983	$1,736,806	$4,300

Other credit contracts(4)(5)	$354	$44	$137	$1,181	$1,716	$(390)

Total credit derivatives and other credit contracts	$392,248	$538,059	$720,051	$88,164	$1,738,522	$3,910

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the terms of the contracts.
(3)	Credit ratings are calculated internally.
(4)	Other credit contracts include CLNs, CDOs and credit default swaps that are considered hybrid instruments.
(5)	Fair value amount shown represents the fair value of the hybrid instruments.

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

Purchased Credit Protection with Identical Underlying Reference Obligations.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $1.3 trillion and $1.5 trillion at June 30, 2013 and December 31, 2012, respectively, compared with a notional amount of approximately $1.5 trillion and $1.6 trillion at June 30, 2013 and December 31, 2012, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations.

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

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at June 30, 2013 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total at June 30, 2013
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$953	$14	$—	$1	$968
Investment activities	729	104	36	270	1,139
Primary lending commitments—investment grade(1)	8,020	15,798	34,344	562	58,724
Primary lending commitments—non-investment grade(1)	3,053	4,882	9,381	3,841	21,157
Secondary lending commitments(2)	38	31	20	21	110
Commitments for secured lending transactions	636	14	15	—	665
Forward starting reverse repurchase agreements and securities borrowing agreements(3)(4)	46,549	—	—	—	46,549
Commercial and residential mortgage-related commitments	2,088	30	332	283	2,733
Other commitments	2,237	350	153	111	2,851

Total	$64,303	$21,223	$44,281	$5,089	$134,896

(1)	This amount includes $41.8 billion of investment grade and $9.5 billion of non-investment grade unfunded commitments accounted for as held for investment and $4.9 billion of investment grade and $7.4 billion of non-investment grade unfunded commitments accounted for as held for sale at June 30, 2013. The remainder of these lending commitments is carried at fair value.
(2)	These commitments are recorded at fair value within Trading assets and Trading liabilities in the condensed consolidated statements of financial condition (see Note 4).
(3)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to June 30, 2013 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and of the total amount at June 30, 2013, $41.8 billion settled within three business days.
(4)	The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $1.9 billion.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at June 30, 2013:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity				Total
Type of Guarantee	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Credit derivative contracts(1)	$391,894	$538,015	$719,914	$86,983	$1,736,806	$4,300	$—
Other credit contracts	354	44	137	1,181	1,716	(390)	—
Non-credit derivative contracts(1)	1,590,165	790,479	344,366	512,286	3,237,296	74,327	—
Standby letters of credit and other financial guarantees issued(2)(3)	1,211	771	1,178	5,642	8,802	(206)	7,150
Market value guarantees	—	73	154	492	719	9	106
Liquidity facilities	2,206	148	—	—	2,354	(4)	3,327
Whole loan sales representations and warranties	—	—	—	23,873	23,873	80	—
Securitization representations and warranties	—	—	—	69,907	69,907	64	—
General partner guarantees	73	45	57	185	360	74	—

(1)	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 11.
(2)	Approximately $2.0 billion of standby letters of credit are also reflected in the “Commitments” table above in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Trading assets or Trading liabilities in the condensed consolidated statements of financial condition.
(3)	Amounts include guarantees issued by consolidated real estate funds sponsored by the Company of approximately $28.4 million. These guarantees relate to obligations of the fund’s investee entities, including guarantees related to capital expenditures and principal and interest debt payments. Accrued losses under these guarantees of approximately $3.9 million are reflected as a reduction of the carrying value of the related fund investments, which are reflected in Trading assets on the condensed consolidated statement of financial condition.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $345 million, and the certificates had incurred actual losses of approximately $2.8 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $345 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $216 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $216 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $100 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $100 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $121 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $121 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.86 billion, and the certificates had incurred actual losses of approximately $59 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.86 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $369 million, and the certificates incurred actual losses of approximately $28.3 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $369 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $674 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $674 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2010, the Basel Committee reached an agreement on Basel III. In July 2013, the U.S. banking regulators issued a final rule to implement many aspects of Basel III (the “U.S. Basel III final rule”). The U.S. Basel III final rule contains new capital standards that raise the capital requirements, strengthen counterparty credit risk capital requirements and replace the use of externally developed credit ratings with alternatives such as the Organisation for Economic Co-operation and Development’s country risk classifications. The U.S. Basel III final rule also requires certain banking organizations, including the Company, to maintain both a capital conservation buffer and, if deployed, a countercyclical capital buffer, above the minimum risk-based capital ratios. Failure to maintain such buffers will result in restrictions on the banking organization’s ability to make capital distributions and pay discretionary bonuses to executive officers. The U.S. Basel III final rule also subjects certain banking organizations, including the Company, to a minimum supplementary leverage ratio of 3%. The calibration of the supplementary leverage ratio is broadly similar to the December 2010 version of the Basel III leverage ratio and includes off-balance sheet exposures in the denominator. The Company will become subject to the U.S. Basel III final rule beginning on January 1, 2014. Certain requirements in the U.S. Basel III final rule, including the new capital buffers, will be phased in over several years.

In June 2011, the U.S. banking regulators published final regulations implementing a provision of the Dodd-Frank Act requiring that certain institutions supervised by the Federal Reserve, including the Company, be subject to minimum capital requirements that are not less than the generally applicable risk-based capital requirements. Currently, this minimum “capital floor” is based on Basel I. Beginning January 1, 2015, the U.S. Basel III final rule will replace the current Basel I-based “capital floor” with a standardized approach that, among other things, modifies the existing risk weights for certain types of asset classes and which is applicable to both minimum capital requirements and the sum of conservation and countercyclical capital buffers if deployed. On January 1, 2013, the U.S. banking regulators’ rules to implement the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5”, became effective, which increased the capital requirements for securitizations and correlation trading within the Company’s trading book as well as incorporated add-ons for stressed VaR and incremental risk requirements (“market risk capital framework amendment”).

At June 30, 2013, the Company’s capital levels calculated under Basel I, inclusive of the market risk capital framework amendment, were in excess of well-capitalized levels with ratios of Tier 1 capital to RWAs of 14.1% and total capital to RWAs of 14.9% (6% and 10% being well-capitalized for regulatory purposes, respectively). The Company’s ratio of Tier 1 common capital to RWAs was 11.8% (5% under stressed conditions is the current minimum under the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) framework). Financial holding companies, including the Company, are subject to a Tier 1 leverage ratio defined by the Federal Reserve. Consistent with the Federal Reserve’s definition, the Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the period. At June 30, 2013, the Company was in compliance with the Federal Reserve’s Tier 1 leverage requirement, with a Tier 1 leverage ratio of 7.1% (5% is the current well-capitalized standard for regulatory purposes).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the capital measures for the Company:

	June 30, 2013		December 31, 2012
	Balance	Ratio	Balance	Ratio
	(dollars in millions)
Tier 1 common capital	$47,603	11.8%	$44,794	14.6%
Tier 1 capital	56,780	14.1%	54,360	17.7%
Total capital	59,987	14.9%	56,626	18.5%
RWAs	403,425	—	306,746	—
Adjusted average total assets	804,932	—	769,495	—
Tier 1 leverage	—	7.1%	—	7.1%

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

At June 30, 2013, the Company’s U.S. bank operating subsidiaries met all capital adequacy requirements to which they are subject and exceeded all regulatory mandated and targeted minimum regulatory capital requirements to be well-capitalized. There are no conditions or events that management believes have changed the Company’s U.S. bank operating subsidiaries’ category.

The table below sets forth the capital information for the Company’s U.S. bank operating subsidiaries, which are U.S. depository institutions, calculated in a manner consistent with the guidelines described under Basel I, inclusive of the market risk capital framework amendment:

	June 30, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
	(dollars in millions)
Total capital (to RWAs):
MSBNA	$12,006	15.8%	$11,509	17.2%
MSPBNA	$1,736	26.5%	$1,673	28.8%
Tier 1 capital (to RWAs):
MSBNA	$10,386	13.7%	$9,918	14.9%
MSPBNA	$1,729	26.4%	$1,665	28.7%
Tier 1 leverage:
MSBNA	$10,386	13.1%	$9,918	13.3%
MSPBNA	$1,729	10.9%	$1,665	10.6%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain a ratio of total capital to RWAs of 10%, a capital ratio of Tier 1 capital to RWAs of 6%, and a ratio of Tier 1 capital to average total assets (leverage ratio) of 5%. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. At June 30, 2013 and December 31, 2012, the Company’s U.S. depository institutions maintained capital at levels in excess of the universally mandated well-capitalized levels. These subsidiary depository institutions maintain capital at levels sufficiently in excess of the “well-capitalized” requirements to address any additional capital needs and requirements identified by the federal banking regulators.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the U.S. Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority, Inc. and the U.S. Commodity Futures Trading Commission (the “CFTC”). MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co’s net capital and excess net capital decreased from December 31, 2012 due to regulatory capital deductions required for the composition of trading assets held at June 30, 2013. MS&Co.’s net capital totaled $6,678 million and $7,820 million at June 30, 2013 and December 31, 2012, respectively, which exceeded the amount required by $5,237 million and $6,453 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At June 30, 2013, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

MSSB LLC is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC, the Financial Industry Regulatory Authority, Inc. and the CFTC. MSSB LLC has consistently operated with capital in excess of its regulatory capital requirements.

MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Prudential Regulation Authority, and MSMS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIP and MSMS have consistently operated in excess of their respective regulatory capital requirements.

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

Redeemable Noncontrolling Interests.

Redeemable noncontrolling interests related to the Wealth Management JV (see Note 3). Changes in redeemable noncontrolling interests for the six months ended June 30, 2013 were as follows (dollars in millions):

Balance at December 31, 2012	$4,309
Net income applicable to redeemable noncontrolling interests	222
Distributions	(38)
Other	(11)
Carrying value of additional stake in Wealth Management JV purchased from Citi	(4,482)

Balance at June 30, 2013	$—

Total Equity.

Morgan Stanley Shareholders’ Equity.

During the quarters and six months ended June 30, 2013 and 2012, the Company did not purchase any of its common stock as part of its share repurchase program. At June 30, 2013, the Company had approximately $1.6 billion remaining under its current share repurchase authorization. Share repurchases by the Company are subject to regulatory approval (see Note 22).

Accumulated Other Comprehensive Income (Loss).

The following table presents changes in Accumulated other comprehensive income (loss) by component, net of tax and net of noncontrolling interests, in the quarter ended June 30, 2013 (dollars in millions):

	Foreign Currency Translation Adjustments	Net Change in Cash Flow Hedges	Change in Net Unrealized Gains (Losses) on Securities Available for Sale	Pension, Postretirement and Other Related Adjustments	Total
Balance at March 31, 2013	$(276)	$(4)	$124	$(538)	$(694)

Other comprehensive income (loss) before reclassifications	(144)	—	(322)	5	(461)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	(20)	5	(14)

Net other comprehensive income (loss) during the period	(144)	1	(342)	10	(475)

Balance at June 30, 2013	$(420)	$(3)	$(218)	$(528)	$(1,169)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents changes in Accumulated other comprehensive income (loss) by component, net of tax and net of noncontrolling interests, in the six months ended June 30, 2013 (dollars in millions):

	Foreign Currency Translation Adjustments	Net Change in Cash Flow Hedges	Change in Net Unrealized Gains (Losses) on Securities Available for sale	Pension, Postretirement and Other Related Adjustments	Total
Balance at December 31, 2012	$(123)	$(5)	$151	$(539)	$(516)

Other comprehensive income (loss) before reclassifications	(297)	—	(347)	2	(642)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	(22)	9	(11)

Net other comprehensive income (loss) during the period	(297)	2	(369)	11	(653)

Balance at June 30, 2013	$(420)	$(3)	$(218)	$(528)	$(1,169)

The Company had no significant reclassifications out of Accumulated other comprehensive income (loss) for the quarter and six months ended June 30, 2013.

Nonredeemable Noncontrolling Interests.

Changes in nonredeemable noncontrolling interests primarily resulted from distributions related to MSMS of $292 million and a real estate fund of $195 million in the six months ended June 30, 2013. Changes in nonredeemable noncontrolling interests in the six months ended June 30, 2012 primarily resulted from $622 million in net assets received from Citi related to Citi’s required equity contribution in connection with the Wealth Management JV platform integration, partially offset by distributions related to MSMS of $151 million. See Note 20.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Earnings per Common Share.

Basic earnings per common share (“EPS”) is computed by dividing earnings (loss) applicable to Morgan Stanley common shareholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include common stock and vested restricted stock units (“RSUs”) where recipients have satisfied either the explicit vesting terms or retirement eligibility requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. The Company calculates EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities (see Note 2 to the consolidated financial statements for the year ended December 31, 2012 in the Form 10-K). The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic EPS:
Income from continuing operations	$1,220	$713	$2,470	$861
Net gain (loss) from discontinued operations	(29)	37	(48)	23

Net income	1,191	750	2,422	884
Net income applicable to redeemable noncontrolling interests	100	—	222	—
Net income applicable to nonredeemable noncontrolling interests	111	159	258	387

Net income applicable to Morgan Stanley	980	591	1,942	497
Less: Preferred dividends (Series A Preferred Stock)	(11)	(11)	(22)	(22)
Less: Preferred dividends (Series C Preferred Stock)	(13)	(13)	(26)	(26)
Less: Wealth Management JV redemption value adjustment (see Note 3)	(151)	—	(151)	—
Less: Allocation of (earnings) loss to participating RSUs(1):
From continuing operations	(2)	(3)	(4)	(3)

Earnings applicable to Morgan Stanley common shareholders	$803	$564	$1,739	$446

Weighted average common shares outstanding	1,908	1,885	1,904	1,881

Earnings per basic common share:
Income from continuing operations	$0.44	$0.28	$0.94	$0.23
Net gain (loss) from discontinued operations	(0.02)	0.02	(0.03)	0.01

Earnings per basic common share	$0.42	$0.30	$0.91	$0.24

Diluted EPS:
Earnings applicable to Morgan Stanley common shareholders	$803	$564	$1,739	$446
Weighted average common shares outstanding	1,908	1,885	1,904	1,881
Effect of dilutive securities:
Stock options and RSUs(1)	43	27	42	26

Weighted average common shares outstanding and common stock equivalents	1,951	1,912	1,946	1,907

Earnings per diluted common share:
Income from continuing operations	$0.43	$0.28	$0.92	$0.23
Net gain (loss) from discontinued operations	(0.02)	0.01	(0.03)	—

Earnings per diluted common share	$0.41	$0.29	$0.89	$0.23

(1)	RSUs that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and, therefore, such RSUs are not included as incremental shares in the diluted calculation.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
Number of Antidilutive Securities Outstanding at End of Period:	2013	2012	2013	2012
	(shares in millions)
RSUs and performance-based stock units	4	32	4	13
Stock options	36	45	36	45

Total	40	77	40	58

16.	Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in millions)
Interest income(1):
Trading assets(2)	$613	$662	$1,217	$1,453
Securities available for sale	110	76	206	162
Loans	278	139	522	257
Interest bearing deposits with banks	25	24	51	51
Federal funds sold and securities purchased under agreements to resell and Securities borrowed	66	46	158	159
Other	330	376	666	783

Total interest income	$1,422	$1,323	$2,820	$2,865

Interest expense(1):
Deposits	$41	$45	$82	$90
Commercial paper and other short-term borrowings	5	11	14	24
Long-term debt	917	1,087	1,877	2,341
Securities sold under agreements to repurchase and Securities loaned	518	529	968	992
Other	(263)	(189)	(510)	(363)

Total interest expense	$1,218	$1,483	$2,431	$3,084

Net interest	$204	$(160)	$389	$(219)

(1)	Interest income and expense are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense.
(2)	Interest expense on Trading liabilities is reported as a reduction to Interest income on Trading assets.

17.	Employee Benefit Plans.

The Company sponsors various pension plans for the majority of its U.S. and non-U.S. employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees. The Company also provides certain postemployment benefits to certain former employees or inactive employees prior to retirement.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in millions)
Service cost, benefits earned during the period	$7	$7	$14	$15
Interest cost on projected benefit obligation	39	41	78	82
Expected return on plan assets	(29)	(27)	(57)	(55)
Net amortization of prior service costs	(3)	(4)	(7)	(7)
Net amortization of actuarial loss	10	7	20	14

Net periodic benefit expense	$24	$24	$48	$49

18.	Income Taxes.

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

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2013 included a discrete tax benefit of $81 million due to the retroactive effective date of the American Taxpayer Relief Act of 2012 (the “Relief Act”). The Relief Act that was enacted on January 2, 2013, among other things, extended with retroactive effect to January 1, 2012 a provision of U.S. tax law that defers the imposition of tax on certain active financial services income of certain foreign subsidiaries earned outside of the U.S. until such income is repatriated to the U.S. as a dividend. Additionally, the Company’s effective tax rate from continuing operations for the six months ended June 30, 2013 included a discrete net tax benefit of $61 million associated with remeasurement of reserves and related interest based on new information regarding the status of certain tax authority examinations. Excluding these discrete tax benefits, the annual effective tax rate in the six months ended June 30, 2013 would have been 30.8%.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Segment and Geographic Information.

Segment Information.

The Company structures its segments primarily based upon the nature of the financial products and services provided to customers and the Company’s management organization. The Company provides a wide range of financial products and services to its customers in each of its business segments: Institutional Securities, Wealth Management and Investment Management. For further discussion of the Company’s business segments, see Note 1.

Revenues and expenses directly associated with each respective segment are included in determining its operating results. Other revenues and expenses that are not directly attributable to a particular segment are allocated based upon the Company’s allocation methodologies, generally based on each segment’s respective net revenues, non-interest expenses or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the Company’s consolidated results. Intersegment Eliminations also reflect the effect of fees paid by the Institutional Securities business segment to the Wealth Management business segment related to the bank deposit program.

Selected financial information for the Company’s segments is presented below:

Three Months Ended June 30, 2013	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$4,586	$3,085	$674	$(46)	$8,299
Interest income	1,029	511	3	(121)	1,422
Interest expense	1,269	65	4	(120)	1,218

Net interest	(240)	446	(1)	(1)	204

Net revenues(1)	$4,346	$3,531	$673	$(47)	$8,503

Income from continuing operations before income taxes	$960	$655	$160	$—	$1,775
Provision for income taxes	288	229	38	—	555

Income from continuing operations	672	426	122	—	1,220

Discontinued operations(2):
Gain (loss) from discontinued operations	(27)	—	—	(15)	(42)
Provision for (benefit from) income taxes	(9)	—	—	(4)	(13)

Net gain (loss) on discontinued operations	(18)	—	—	(11)	(29)

Net income (loss)	654	426	122	(11)	1,191
Net income applicable to redeemable noncontrolling interests	—	100	—	—	100
Net income applicable to nonredeemable noncontrolling interests	90	—	21	—	111

Net income (loss) applicable to Morgan Stanley	$564	$326	$101	$(11)	$980

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended June 30, 2012	Institutional Securities(3)	Wealth Management(3)	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$3,863	$2,816	$465	$(42)	$7,102
Interest income	964	456	2	(99)	1,323
Interest expense	1,495	76	11	(99)	1,483

Net interest	(531)	380	(9)	—	(160)

Net revenues(1)	$3,332	$3,196	$456	$(42)	$6,942

Income (loss) from continuing operations before income taxes	$488	$410	$43	$(4)	$937
Provision for income taxes	69	149	6	—	224

Income (loss) from continuing operations	419	261	37	(4)	713

Discontinued operations(2):
Gain (loss) from discontinued operations	(43)	91	—	4	52
Provision for (benefit from) income taxes	(15)	30	—	—	15

Net gain (loss) on discontinued operations	(28)	61	—	4	37

Net income	391	322	37	—	750
Net income applicable to nonredeemable noncontrolling interests	45	91	23	—	159

Net income applicable to Morgan Stanley	$346	$231	$14	$—	$591

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2013	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$8,899	$6,142	$1,323	$(92)	$16,272
Interest income	2,053	999	5	(237)	2,820
Interest expense	2,517	140	10	(236)	2,431

Net interest	(464)	859	(5)	(1)	389

Net revenues(1)	$8,435	$7,001	$1,318	$(93)	$16,661

Income from continuing operations before income taxes	$1,758	$1,252	$347	$—	$3,357
Provision for income taxes	348	449	90	—	887

Income from continuing operations	1,410	803	257	—	2,470

Discontinued operations(2):
Gain (loss) from discontinued operations	(57)	(1)	1	(14)	(71)
Provision for (benefit from) income taxes	(20)	—	—	(3)	(23)

Net gain (loss) on discontinued operations	(37)	(1)	1	(11)	(48)

Net income (loss)	1,373	802	258	(11)	2,422
Net income applicable to redeemable noncontrolling interests	1	221	—	—	222
Net income applicable to nonredeemable noncontrolling interests	186	—	72	—	258

Net income (loss) applicable to Morgan Stanley	$1,186	$581	$186	$(11)	$1,942

Six Months Ended June 30, 2012	Institutional Securities(3)	Wealth Management(3)	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$7,449	$5,707	$1,006	$(77)	$14,085
Interest income	2,141	914	5	(195)	2,865
Interest expense	3,123	134	22	(195)	3,084

Net interest	(982)	780	(17)	—	(219)

Net revenues(1)	$6,467	$6,487	$989	$(77)	$13,866

Income (loss) from continuing operations before income taxes	$159	$813	$171	$(4)	$1,139
Provision for (benefit from) income taxes	(37)	271	44	—	278

Income (loss) from continuing operations	196	542	127	(4)	861

Discontinued operations(2):
Gain (loss) from discontinued operations	(18)	93	1	4	80
Provision for income taxes	26	31	—	—	57

Net gain (loss) on discontinued operations	(44)	62	1	4	23

Net income	152	604	128	—	884
Net income applicable to nonredeemable noncontrolling interests	124	175	88	—	387

Net income applicable to Morgan Stanley	$28	$429	$40	$—	$497

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account fund performance to date versus the performance benchmark stated in the investment management agreement. The amount of performance-based fee revenue at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $335 million at June 30, 2013 and approximately $205 million at December 31, 2012 (see Note 2 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K).
(2)	See Notes 1 and 21 for discussion of discontinued operations.
(3)	On January 1, 2013, the International Wealth Management business was transferred from the Wealth Management business segment to the Equity division within the Institutional Securities business segment. Accordingly, prior period amounts have been recast to reflect the International Wealth Management business as part of the Institutional Securities business segment.

Total Assets(1)	Institutional Securities(2)	Wealth Management(2)	Investment Management	Total
	(dollars in millions)
At June 30, 2013	$671,116	$124,319	$7,256	$802,691

At December 31, 2012	$648,049	$125,565	$7,346	$780,960

(1)	Corporate assets have been fully allocated to the Company’s business segments.
(2)	Prior period amounts have been recast to reflect the transfer of the International Wealth Management business from the Wealth Management business segment to the Institutional Securities business segment.

Geographic Information.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted and managed through European and Asian locations. The net revenues disclosed in the following table reflect the regional view of the Company’s consolidated net revenues on a managed basis, based on the following methodology:

•	Institutional Securities: advisory and equity underwriting—client location, debt underwriting—revenue recording location, sales and trading—trading desk location.

•	Wealth Management: wealth management representative coverage location.

•	Investment Management: client location, except for Merchant Banking and Real Estate Investing businesses, which are based on asset location.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Revenues	2013	2012	2013	2012
	(dollars in millions)
Americas	$6,014	$5,104	$11,970	$9,888
Europe, Middle East and Africa	1,132	977	2,198	2,126
Asia	1,357	861	2,493	1,852

Net revenues	$8,503	$6,942	$16,661	$13,866

20.	Equity Method Investments.

The Company has investments accounted for under the equity method of accounting (see Note 1) of $4,542 million and $4,682 million at June 30, 2013 and December 31, 2012, respectively, included in Other investments in the condensed consolidated statements of financial condition. Income from these investments were $127 million and $191 million for the quarter and six months ended June 30, 2013, respectively, and are included in Other revenues in the condensed consolidated statements of income. Income (losses) from these investments were $12 million and $(20) million for the quarter and six months ended June 30, 2012, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Japanese Securities Joint Venture.

The Company holds a 40% voting interest and Mitsubishi UFJ Financial Group, Inc. (“MUFG”) holds a 60% voting interest in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”), while the Company holds a 51% voting interest and MUFG holds a 49% voting interest in MSMS. The Company consolidates MSMS in its condensed consolidated financial statements and accounts for its interest in MUMSS as an equity method investment within the Institutional Securities business segment (see Note 14). During the quarters ended June 30, 2013 and 2012, the Company recorded income of $174 million and $54 million, respectively, and income of $299 million and $81 million in the six months ended June 30, 2013 and 2012, respectively, within Other revenues in the condensed consolidated statements of income, arising from the Company’s 40% stake in MUMSS.

In June of 2013, MUMSS paid a dividend of approximately $287 million, of which the Company received approximately $115 million for its proportionate share of MUMSS.

21.	Discontinued Operations.

See Note 1 for a discussion of the Company’s discontinued operations.

The table below provides information regarding amounts included in discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in millions)
Net revenues(1):
Saxon	$—	$1	$—	$77
Quilter	—	132	(1)	163
Other	(9)	6	(18)	14

	$(9)	$139	$(19)	$254

Pre-tax gain (loss) on discontinued operations(1):
Saxon	$(19)	$(40)	$(39)	$(15)
Quilter(2)	—	95	(1)	97
Other	(23)	(3)	(31)	(2)

	$(42)	$52	$(71)	$80

(1)	Amounts included eliminations of intersegment activity.
(2)	Amount for the quarter and six months ended June 30, 2012 included a pre-tax gain of approximately $108 million in connection with the sale of Quilter.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	Subsequent Events.

The Company has evaluated subsequent events for adjustment to or disclosure in the condensed consolidated financial statements through the date of this report and the Company has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

Common Dividend.

On July 18, 2013, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05. The dividend is payable on August 15, 2013 to common shareholders of record on July 31, 2013.

Share Repurchases.

In July 2013, the Company received no objection from the Federal Reserve to repurchase up to $500 million of the Company’s outstanding common stock under rules permitting annual capital distributions (12 Code of Federal Regulations 225.8, Capital Planning). Share repurchases will be made pursuant to the share repurchase program previously authorized by the Company’s Board of Directors and will be exercised from time to time through March 31, 2014, at prices the Company deems appropriate subject to various factors, including the Company’s capital position and market conditions. The share repurchases may be effected through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be suspended at any time (see Note 14 and “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

Wealth Management JV.

In July 2013, approximately $17 billion of deposits held by Citi relating to customer accounts were transferred to the Company’s depository institutions (see Note 3).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of June 30, 2013, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and the condensed consolidated statements of cash flows and changes in total equity for the six-month periods ended June 30, 2013 and 2012. These condensed consolidated financial statements are the responsibility of the management of the Company.

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
New York, New York August 2, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction.

Morgan Stanley, a financial holding company, is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley” or the “Company” mean Morgan Stanley (the “Parent”) together with its consolidated subsidiaries.

Effective with the quarter ended June 30, 2013, the Global Wealth Management Group and Asset Management business segments were re-titled Wealth Management and Investment Management, respectively.

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

Wealth Management (formerly known as Global Wealth Management Group), provides brokerage and investment advisory services to individual investors and small-to-medium sized businesses and institutions covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; cash management services; retirement services; and trust and fiduciary services and engages in fixed income trading, which primarily facilitates clients’ trading or investments in such securities.

Investment Management (formerly known as Asset Management) provides a broad array of investment strategies that span the risk/return spectrum across geographies, asset classes and public and private markets to a diverse group of clients across the institutional and intermediary channels as well as high net worth clients.

See Notes 1 and 21 to the condensed consolidated financial statements for a discussion of the Company’s discontinued operations.

The results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including the effect of economic and political conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate markets; the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital, leverage and liquidity requirements), and legal actions in the United States of America (“U.S.”) and worldwide; the level and volatility of equity, fixed income, and commodity prices and interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor, consumer and business sentiment and confidence in the financial markets; the performance of the Company’s acquisitions, joint ventures, strategic alliances or other strategic arrangements (including Mitsubishi UFJ Financial Group, Inc. (“MUFG”)); the Company’s reputation; inflation, natural disasters and acts of war or terrorism; the actions and initiatives of current and potential competitors as well as governments, regulators and self-regulatory organizations; the effectiveness of the Company’s risk management policies; and technological changes; or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to the Company’s businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an adverse impact on the Company’s ability to achieve its strategic objectives. For a further discussion of these and other important factors that could affect the Company’s business, see “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, and “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), and “Other Matters” herein.

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

Executive Summary.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues:
Institutional Securities(1)	$4,346	$3,332	$8,435	$6,467
Wealth Management(1)	3,531	3,196	7,001	6,487
Investment Management	673	456	1,318	989
Intersegment Eliminations	(47)	(42)	(93)	(77)

Consolidated net revenues	$8,503	$6,942	$16,661	$13,866

Net income	$1,191	$750	$2,422	$884
Net income applicable to redeemable noncontrolling interests(2)	100	—	222	—
Net income applicable to nonredeemable noncontrolling interests(2)	111	159	258	387

Net income applicable to Morgan Stanley	$980	$591	$1,942	$497

Income from continuing operations applicable to Morgan Stanley:
Institutional Securities(1)	$582	$374	$1,223	$72
Wealth Management(1)	326	178	582	376
Investment Management	101	14	185	39
Intersegment Eliminations	—	(4)	—	(4)

Income from continuing operations applicable to Morgan Stanley	$1,009	$562	$1,990	$483

Amounts applicable to Morgan Stanley:
Income from continuing operations applicable to Morgan Stanley	$1,009	$562	$1,990	$483
Net gain (loss) from discontinued operations applicable to Morgan Stanley(3)	(29)	29	(48)	14

Net income applicable to Morgan Stanley	$980	$591	$1,942	$497

Earnings applicable to Morgan Stanley common shareholders	$803	$564	$1,739	$446

Earnings per basic common share:
Income from continuing operations	$0.44	$0.28	$0.94	$0.23
Net gain (loss) from discontinued operations(3)	(0.02)	0.02	(0.03)	0.01

Earnings per basic common share(4)	$0.42	$0.30	$0.91	$0.24

Earnings per diluted common share:
Income from continuing operations	$0.43	$0.28	$0.92	$0.23
Net gain (loss) from discontinued operations(3)	(0.02)	0.01	(0.03)	—

Earnings per diluted common share(4)	$0.41	$0.29	$0.89	$0.23

Regional net revenues:
Americas	$6,014	$5,104	$11,970	$9,888
Europe, Middle East and Africa	1,132	977	2,198	2,126
Asia	1,357	861	2,493	1,852

Net revenues	$8,503	$6,942	$16,661	$13,866

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average common equity (dollars in billions):
Institutional Securities	$38.3	$29.3	$39.2	$29.5
Wealth Management	13.3	13.3	13.3	13.3
Investment Management	2.8	2.5	2.8	2.5
Parent capital	7.1	16.3	5.9	15.7

Consolidated average common equity	$61.5	$61.4	$61.2	$61.0

Return on average common equity(5):
Institutional Securities	5.9%	4.8%	6.0%	0.2%
Wealth Management	5.2%	5.2%	6.4%	5.6%
Investment Management	14.0%	2.1%	13.0%	3.0%
Consolidated	5.4%	3.5%	5.8%	1.4%
Book value per common share(6)	$31.48	$31.02	$31.48	$31.02
Tangible common equity(7)	$51,479	$54,765	$51,479	$54,765
Return on average tangible common equity from continuing operations(8)	6.3%	3.9%	6.7%	1.6%
Tangible book value per common share(9)	$26.27	$27.70	$26.27	$27.70
Effective income tax rate from continuing operations(10)	31.3%	23.9%	26.4%	24.4%
Worldwide employees at June 30, 2013 and 2012	55,610	58,627	55,610	58,627
Global liquidity reserve held by the bank and non-bank legal entities at June 30, 2013 and 2012 (dollars in billions)(11)	$181	$173	$181	$173
Average global liquidity reserve (dollars in billions)(11):
Bank legal entities	$65	$63	$68	$63
Non-bank legal entities	119	113	118	114

Total average global liquidity reserve	$184	$176	$186	$177

Long-term borrowings at June 30, 2013 and 2012	$161,098	$167,828	$161,098	$167,828
Maturities of long-term borrowings outstanding at June 30, 2013 and 2012 (next 12 months)	$26,921	$25,356	$26,921	$25,356
Capital ratios at June 30, 2013 and 2012:
Total capital ratio(12)	14.9%	18.4%	14.9%	18.4%
Tier 1 common capital ratio(12)	11.8%	13.6%	11.8%	13.6%
Tier 1 capital ratio(12)	14.1%	17.2%	14.1%	17.2%
Tier 1 leverage ratio(13)	7.1%	7.1%	7.1%	7.1%
Consolidated assets under management or supervision at June 30, 2013 and 2012 (dollars in billions)(14):
Investment Management(15)	$347	$311	$347	$311
Wealth Management(1)(16)	625	511	625	511

Total	$972	$822	$972	$822

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Institutional Securities(1):
Pre-tax profit margin(17)	22%	15%	21%	3%
Wealth Management(1)(16):
Wealth Management representatives at June 30, 2013 and 2012(18)	16,321	16,478	16,321	16,478
Annualized revenues per representative (dollars in thousands)(19)	$866	$770	$858	$775
Assets by client segment at June 30, 2013 and 2012 (dollars in billions):
$10 million or more	$604	$519	$604	$519
$1 million to $10 million	720	681	720	681

Subtotal $1 million or more	1,324	1,200	1,324	1,200

$100,000 to $1 million	410	391	410	391
Less than $100,000	44	44	44	44

Total client assets	$1,778	$1,635	$1,778	$1,635

Fee-based client assets as a percentage of total client assets(20)	35%	31%	35%	31%
Client assets per representative(21)	$109	$99	$109	$99
Fee-based client asset flows (dollars in billions)(22)	$10.0	$3.0	$25.3	$13.2
Bank deposits at June 30, 2013 and 2012 (dollars in billions)(23)	$127	$112	$127	$112
Retail locations at June 30, 2013 and 2012	676	722	676	722
Pre-tax profit margin(17)	19%	13%	18%	13%
Investment Management:
Pre-tax profit margin(17)	24%	9%	26%	17%
Selected management financial measures, excluding DVA(24):
Net revenues, excluding DVA(24)	$8,328	$6,592	$16,803	$15,494
Income from continuing operations applicable to Morgan Stanley, excluding DVA(24)	$898	$337	$2,080	$1,712
Income per diluted common share from continuing operations, excluding DVA(24)	$0.37	$0.16	$0.96	$0.87
Return on average common equity from continuing operations, excluding DVA(5)	4.6%	2.1%	6.0%	5.6%
Return on average tangible common equity from continuing operations, excluding DVA(8)	5.3%	2.3%	6.9%	6.3%

DVA—Debt Valuation Adjustment represents the change in the fair value of certain of the Company’s long-term and short-term borrowings resulting from the fluctuation in the Company’s credit spreads and other credit factors.

(1)	On January 1, 2013, the International Wealth Management business was transferred from the Wealth Management business segment to the Equity division within the Institutional Securities business segment. Accordingly, all results and statistical data have been recast for all periods to reflect the International Wealth Management business as part of the Institutional Securities business segment.
(2)	See Notes 2, 3 and 15 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K and Notes 3 and 14 to the condensed consolidated financial statements for information on redeemable and nonredeemable noncontrolling interests.
(3)	See Notes 1 and 21 to the condensed consolidated financial statements for information on discontinued operations.
(4)	For the calculation of basic and diluted earnings per share (“EPS”), see Note 15 to the condensed consolidated financial statements.
(5)

The calculation of each business segment’s return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of each business segment’s average common equity. The return on average common equity from continuing operations is a non-generally accepted accounting principle (“non-GAAP”) financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance. The computation of average common equity for each business segment is determined using the Company’s Required Capital framework (“Required Capital Framework”), an internal capital adequacy measure (see “Liquidity and Capital Resources—Regulatory Requirements—Required

Capital” herein). The effective tax rates used in the computation of business segment return on average common equity were determined on a separate legal entity basis. To determine the return on average common equity from continuing operations, excluding the impact of DVA, also a non-GAAP financial measure, both the numerator and the denominator were adjusted to exclude the impact of DVA. The impact of DVA for the quarters ended June 30, 2013 and 2012 was 0.8% and 1.4%, and the impact of DVA for the six months ended June 30, 2013 and 2012 was (0.2)% and (4.2)%, respectively.
(6)	Book value per common share equals common shareholders’ equity of $61,673 million at June 30, 2013 and $61,333 million at June 30, 2012 divided by common shares outstanding of 1,959 million at June 30, 2013 and 1,977 million at June 30, 2012.
(7)	Tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. For a discussion of tangible common equity, see “Liquidity and Capital Resources—The Balance Sheet” herein.
(8)	Return on average tangible common equity from continuing operations is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. The calculation of return on average tangible common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average tangible common equity. To determine the return on average tangible common equity from continuing operations, excluding the impact of DVA, also a non-GAAP financial measure, both the numerator and the denominator were adjusted to exclude the impact of DVA. The impact of DVA for the quarters ended June 30, 2013 and 2012 was 1.0% and 1.6%, and the impact of DVA for the six months ended June 30, 2013 and 2012 was (0.2)% and (4.7)%, respectively.
(9)	Tangible book value per common share is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. Tangible book value per common share equals tangible common equity divided by period-end common shares outstanding.
(10)	For a discussion of the effective income tax rate, see “Overview of the Quarter Ended June 30, 2013 Financial Results” and “Significant Items—Income Tax Items” herein.
(11)	For a discussion of global liquidity reserve, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” herein.
(12)	The Company calculates its Tier 1 capital ratio and risk-weighted assets (“RWAs”) in accordance with the capital adequacy standards for financial holding companies adopted by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). These standards are based upon a framework described in the International Convergence of Capital Measurement and Capital Standards, July 1988, as amended, also referred to as Basel I. On January 1, 2013, the U.S. banking regulators’ rules to implement the Basel Committee on Banking Supervision’s market risk capital framework amendment, commonly referred to as “Basel 2.5”, became effective, which increased the capital requirements for securitizations and correlation trading within the Company’s trading book, as well as incorporated add-ons for stressed Value-at-Risk (“VaR”) and incremental risk requirements (“market risk capital framework amendment”). The Company’s Tier 1 capital ratio and RWAs for the current periods were calculated under this revised framework. The Company’s Tier 1 capital ratio and RWAs for prior periods have not been recalculated under this revised framework. For a discussion of Total capital ratio, Tier 1 capital ratio and Tier 1 common capital ratio, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
(13)	For a discussion of Tier 1 leverage ratio, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
(14)	Revenues and expenses associated with these assets are included in the Company’s Wealth Management and Investment Management business segments.
(15)	Amounts exclude the Investment Management business segment’s proportionate share of assets managed by entities in which it owns a minority stake.
(16)	Prior-period amounts have been recast to exclude Quilter & Co. Ltd. (“Quilter”). See Notes 1 and 21 to the condensed consolidated financial statements for information on discontinued operations.
(17)	Pre-tax profit margin is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess operating performance. Percentages represent income from continuing operations before income taxes as a percentage of net revenues.
(18)	For the quarters ended June 30, 2013 and 2012, global representatives for the Company are 16,705 and 16,934, which include approximately 384 and 456 representatives associated with the International Wealth Management business, the results of which are reported in the Institutional Securities business segment, respectively.
(19)	Annualized revenues per representative for the quarters ended June 30, 2013 and 2012 equal Wealth Management business segment’s annualized revenues divided by the average representative headcount for the quarters ended June 30, 2013 and 2012, respectively.
(20)	Fee-based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets. Effective from the quarter ended March 31, 2013, client assets also include certain additional non-custodied assets as a result of the completion of the Morgan Stanley Wealth Management platform conversion.
(21)	Client assets per representative equal total period-end client assets divided by period-end representative headcount.
(22)	Beginning January 1, 2013, the Company enhanced its definition of fee-based asset flows. Fee-based asset flows have been recast for all periods to include dividends, interest and client fees, and to exclude cash management related activity.
(23)	Approximately $70 billion and $58 billion of the bank deposit balances at June 30, 2013 and 2012, respectively, are held at Company-affiliated depositories with the remainder held at Citigroup Inc. (“Citi”) affiliated depositories. These deposit balances are held at certain of the Company’s Federal Deposit Insurance Corporation (the “FDIC”) insured depository institutions for the benefit of the Company’s clients through their accounts. For additional information regarding deposits, see “Liquidity and Capital Resources—Funding Management—Deposits” herein and Notes 3 and 22 to the condensed consolidated financial statements.

(24)	From time to time, the Company may disclose certain “non-GAAP financial measures” in the course of its earnings releases, earnings conference calls, financial presentations and otherwise. For these purposes, “GAAP” refers to generally accepted accounting principles in the U.S. The U.S. Securities and Exchange Commission defines a “non-GAAP financial measure” as a numerical measure of historical or future financial performance, financial positions, or cash flows that excludes or includes amounts or is subject to adjustments that effectively exclude, or include, amounts from the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures disclosed by the Company are provided as additional information to investors in order to provide them with further transparency about, or an alternative method for assessing, our financial condition and operating results. These measures are not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever the Company refers to a non-GAAP financial measure, the Company will also generally present the most directly comparable financial measure calculated and presented in accordance with GAAP, along with a reconciliation of the differences between the non-GAAP financial measure and the GAAP financial measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation of Selected Management Financial Measures from a Non-GAAP to a GAAP Basis (dollars in millions, except per share amounts):
Net revenues
Net revenues—Non-GAAP	$8,328	$6,592	$16,803	$15,494
Impact of DVA	175	350	(142)	(1,628)

Net revenues—GAAP	$8,503	$6,942	$16,661	$13,866

Income (loss) from continuing operations applicable to Morgan Stanley
Income applicable to Morgan Stanley—Non-GAAP	$898	$337	$2,080	$1,712
Impact of DVA	111	225	(90)	(1,229)

Income (loss) applicable to Morgan Stanley—GAAP	$1,009	$562	$1,990	$483

Earnings (loss) per diluted common share
Income per diluted common share from continuing operations—Non-GAAP	$0.37	$0.16	$0.96	$0.87
Impact of DVA	0.06	0.12	(0.04)	(0.64)

Income (loss) per diluted common share from continuing operations—GAAP	$0.43	$0.28	$0.92	$0.23

Average diluted shares—Non-GAAP (in millions)	1,951	1,912	1,946	1,907
Impact of DVA (in millions)	—	—	—	—

Average diluted shares—GAAP (in millions)	1,951	1,912	1,946	1,907

Global Market and Economic Conditions.

During the six months ended June 30, 2013 global market and economic conditions improved modestly from 2012 year-end. The U.S. economy continued to grow moderately despite payroll and income tax increases that were implemented in January. Europe remained in recession, but market strains associated with the European financial crisis continued to ease after temporary concerns that were raised by election results in Italy and developments in Cyprus subsided. Despite these improvements, global market and economic conditions continued to be challenged by investor concerns about the scaling back of the U.S. monetary policy, the remaining European sovereign debt issues, the need to raise the U.S. federal debt ceiling and reduce government spending, and slowing economic growth in emerging markets.

In the U.S., major equity market indices ended the second quarter and the first six months of 2013 higher compared with the beginning of the quarter and the year, primarily due to improved investor confidence about the U.S. economy and dissipated concerns about the “fiscal cliff” (i.e., the combination of expiring tax cuts and spending cuts on or after January 1, 2013). The U.S. economy continued its moderate growth pace in the first six months of 2013. A shrinking labor force helped push the unemployment rate down to 7.6% in June 2013 from 7.8% at 2012 year-end. Residential real estate markets strengthened, and home prices rose amid falling inventories across much of the country during the first six months of 2013, but investments in commercial real estate projects remained challenged. Consumer spending improved during the first six months of 2013 despite lower after-tax household income, but business investment spending growth moderated. Energy price volatility boosted consumer price inflation early in the year, but underlying inflation excluding food and energy slowed to near historical lows. The Federal Open Market Committee (“FOMC”) of the Federal Reserve kept key interest rates at historically low levels. At June 30, 2013, the federal funds target rate remained between 0.0% and 0.25% and the discount rate remained at 0.75%. In June 2013, the FOMC decided to continue purchasing U.S. Treasury securities and agency mortgage-backed securities until the job market improves “substantially” and also continued to anticipate that key interest rates will remain “exceptionally low” until the unemployment rate falls to 6.5% or lower, as long as medium-term inflation expectations remain below 2.5%. However, since the end of May 2013, concerns about the Federal Reserve’s plan to scale back its stimulus plan later this year caused investors to sell off significant amounts of stocks and bonds, resulting in the rapid increase in interest rates. Addressing the recent market volatility, in July 2013, the chairman of the Federal Reserve reiterated that the U.S. economy continues to need a highly accommodative monetary policy.

In Europe, major equity market indices, except for FTSE 100 index in the United Kingdom, ended the second quarter of 2013 either higher or flat compared with the beginning of the quarter. At June 30, 2013, major European equity market indices were higher compared with the beginning of the year, primarily due to investors’ optimism about Europe’s progress in addressing its sovereign debt issues. In the euro-area, the unemployment rate increased to a record 12.1% in June 2013 from 11.7% at 2012 year-end. At June 30, 2013, Bank of England’s (“BOE”) benchmark interest rate was 0.5%, which was unchanged from December 31, 2012. To stimulate economic activity in Europe, in early May 2013 the European Central Bank lowered the benchmark interest rate from 0.75% to 0.5% and indicated it will keep open its special liquidity facilities until at least the middle of 2014. Euro-area manufacturing expanded in July 2013 for the first time in two years, led by Germany, signaling the euro-zone economy is emerging from recession.

Major equity market indices in Asia, except for the indices in China, ended the first quarter and the first six months of 2013 higher compared with the beginning of the year. Japan’s economic activities started to pick up in the second quarter of 2013, primarily resulting from a series of economic stimulus packages announced by the Japanese government and the Bank of Japan in early 2013. Japan’s benchmark interest rate remained within a range of zero to 0.1% in the first half of 2013. China’s gross domestic product growth continued to slow during the first six months of 2013 as exports and domestic spending weakened, adding pressure on China to restructure its economy toward more sustainable growth driven by domestic consumption from reliance on exports and investments.

Overview of the Quarter and Six Months Ended June 30, 2013 Financial Results.

Consolidated Results.    The Company recorded net income applicable to Morgan Stanley of $980 million on net revenues of $8,503 million during the quarter ended June 30, 2013 (“current quarter”) compared with net income applicable to Morgan Stanley of $591 million on net revenues of $6,942 million during the quarter ended June 30, 2012 (“prior year quarter”).

Net revenues in the current quarter included positive revenues due to the impact of DVA of $175 million compared with positive revenues of $350 million in the prior year quarter. Non-interest expenses increased 12% to $6,728 million in the current quarter compared with $6,005 million in the prior year quarter. Compensation expenses increased 13% to $4,105 million in the current quarter compared with $3,631 million in the prior year quarter. Non-compensation expenses increased 10% to $2,623 million in the current quarter compared with $2,374 million in the prior year quarter.

Earnings per diluted common share (“diluted EPS”) and diluted EPS from continuing operations were $0.41 and $0.43 in the current quarter, respectively, compared with $0.29 and $0.28, respectively, in the prior year quarter. The EPS calculation for the current quarter included a negative adjustment of approximately $151 million, or $0.08 per diluted share, related to the previously announced purchase of the remaining interest in the Morgan Stanley Smith Barney Holdings LLC (“Wealth Management JV”), which was completed in June 2013.

Excluding the impact of DVA, net revenues were $8,328 million and diluted EPS from continuing operations were $0.37 per share in the current quarter, compared with $6,592 million and $0.16 per share, respectively, in the prior year quarter.

For the six months ended June 30, 2013, the Company recorded net income applicable to Morgan Stanley of $1,942 million on net revenues of $16,661 million, compared with net income applicable to Morgan Stanley of $497 million on net revenues of $13,866 million in the six months ended June 30, 2012. Non-interest expenses increased 5% to $13,304 million from the prior year period. Diluted EPS and diluted EPS from continuing operations were $0.89 and $0.92 in the six months ended June 30, 2013, compared with $0.23 and $0.23, respectively, in the prior year period.

The Company’s effective tax rate from continuing operations was 31.3% and 23.9% for the quarters ended June 30, 2013 and 2012, respectively. The Company’s effective tax rate from continuing operations was 26.4% and 24.4% for the six months ended June 30, 2013 and 2012, respectively. The results for the six months ended June 30, 2013 included a discrete net tax benefit of $142 million due to the retroactive effective date of the American Taxpayer Relief Act of 2012 (the “Relief Act”) and remeasurement of reserves and related interest based on new information regarding the status of certain tax authority examinations. Excluding these discrete net tax benefits, the annual effective tax rate for the six months ended June 30, 2013 would have been 30.7%. The increase in the effective tax rate is primarily reflective of the geographic mix of earnings. For further discussion of the discrete net tax benefit, see “Executive Summary—Significant Items—Income Tax Items” herein.

During the quarter ended June 30, 2012, the Company completed the sale of Quilter, its retail wealth management business in the U.K., resulting in a pre-tax gain of $108 million. In addition, the first phase of the asset sale of Saxon closed on April 2, 2012. The results of Quilter (reported in the Wealth Management business segment) and Saxon (reported in the Institutional Securities business segment) are presented as discontinued operations for all periods presented. Discontinued operations were a net gain (loss) of $(29) million and $37 million for the quarters ended June 30, 2013 and 2012, respectively, and a net gain (loss) of $(48) million and $23 million in the six months ended June 30, 2013 and 2012, respectively.

Institutional Securities.    Income from continuing operations before taxes was $960 million in the current quarter compared with income from continuing operations before taxes of $488 million in the prior year quarter. Net revenues for the current quarter were $4,346 million compared with $3,332 million in the prior year quarter. The results in the current quarter included positive revenues due to the impact of DVA of $175 million compared with positive revenues of $350 million in the prior year quarter. Investment banking revenues for the current quarter increased 22% to $1,078 million from the prior year quarter, reflecting higher revenues from advisory transactions and equity and fixed income underwriting transactions. The following sales and trading net revenues results exclude the impact of DVA. The presentation of net revenues excluding the impact of DVA is a non-GAAP financial measure that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance. See “Business Segments—Institutional Securities—Sales and Trading Net Revenues” for more information. Equity sales and trading net revenues, excluding the impact of DVA, of $1,806 million increased 44% from the prior year quarter, reflecting strong performance across all products and regions, with particular strength in derivatives. Excluding the impact of DVA, fixed income and commodities sales and trading net revenues were $1,153 million in the current quarter, an increase of 50% from the prior year quarter, reflecting the combination of higher revenues in foreign exchange products and commodities and that the prior year quarter was negatively impacted by period specific charges representing credit valuation allowances and other related adjustments (see “Executive Summary—Significant Items—Rating Agency Downgrade” herein). Other sales and trading net losses were $57 million in the current quarter compared with net losses of $12 million in the prior year quarter, primarily due to losses on economic hedges and other costs related to the Company’s long-term debt and costs related to the amount of liquidity held (“negative carry”), partially offset by net gains associated with loans and lending commitments. Other revenues of $140 million were recognized in the current quarter compared with other revenues of $41 million in the prior year quarter. The results included income arising from the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein). Non-interest expenses increased 19% to $3,386 million in the current quarter, primarily due to both higher compensation and non-compensation expenses. Compensation and benefits expenses in the current quarter were $1,766 million compared with $1,506 million in the prior year quarter, due to higher net revenues. Non-compensation expenses were $1,620 million in the current quarter compared with $1,338 million in the prior year quarter reflecting increased litigation accruals and higher volume-driven expenses.

Wealth Management.    Income from continuing operations before taxes was $655 million in the current quarter compared with $410 million in the prior year quarter. Net revenues were $3,531 million in the current quarter compared with $3,196 million in the prior year quarter. Transactional revenues, consisting of Commissions and fees, Trading and Investment banking increased 15% to $1,048 million from the prior year quarter. Trading revenues increased 18% to $223 million in the current quarter from the prior year quarter, primarily due to higher gains related to positions associated with certain employee deferred compensation plans and higher revenues from structured notes. Commissions and fees revenues increased 14% to $567 million in the current quarter from the prior year quarter, primarily due to higher equity and mutual fund activity. Investment banking revenues increased 16% to $258 million in the current quarter from the prior year quarter, primarily due to higher revenues from closed-end funds. Asset management, distribution and administration fees increased 4% to $1,896 million in the current quarter from the prior year quarter, primarily due to higher fee-based revenues, partially offset by lower revenues from the bank deposit program and managed futures. Net interest increased 17% to $446 million in the current quarter from the prior year quarter, primarily resulting from higher revenues from the bank deposit program, higher interest from securities based lending and higher interest on the available for sale portfolio, partially offset by lower customer margin receivables. Total client asset balances were $1,778 billion at June 30, 2013 and client assets in fee-based accounts were $629 billion, or 35% of total client assets. Fee-based client asset flows for the current quarter were $10 billion compared with $3 billion in the prior year quarter. Prior period amounts have been recast to reflect the transfer of the International Wealth Management business from the Wealth Management business segment to the Institutional Securities business segment and for the Company’s enhanced definition of fee-based asset flows (see “Business Segments” herein). Compensation and benefit expenses increased 7% to $2,042 million in the current quarter from the prior year quarter, primarily due to higher compensable revenues. Non-compensation expenses decreased 5% to $834 million in the current quarter from the prior year quarter, partially driven by the absence of platform integration costs.

Investment Management.    Income from continuing operations before taxes was $160 million in the current quarter compared with $43 million in the prior year quarter. Net revenues were $673 million in the current quarter compared with $456 million in the prior year quarter. The increase in net revenues reflected higher net gains predominantly within the Company’s Merchant Banking investments, as well as higher gains within Traditional Asset Management and Real Estate Investing. Non-interest expenses were $513 million in the current quarter compared with $413 million in the prior year quarter. Compensation and benefits expenses increased 39% to $297 million in the current quarter, primarily due to higher net revenues. Non-compensation expenses increased 9% to $216 million in the current quarter, primarily due to higher brokerage and clearing expenses.

Significant Items.

Wealth Management JV.    The Company completed the purchase of the remaining 35% interest in the Wealth Management JV from Citi on June 28, 2013 for the previously established price of $4.725 billion. The Company recorded a negative adjustment to retained earnings of approximately $151 million (net of tax) to reflect the difference between the purchase price for the 35% redeemable noncontrolling interest in the joint venture and its carrying value.

Litigation Accruals.    During the quarter and six months ended June 30, 2013, the Company increased litigation accruals by approximately $199 million and $270 million, respectively, compared with increases of approximately $4 million and $21 million, during the quarter and six months ended June 30, 2012, respectively. Changes to litigation accruals are included in Other non-interest expenses in the condensed consolidated statements of income.

Available for Sale Securities.    During the quarters ended June 30, 2013 and 2012, the available for sale portfolio held within the Wealth Management segment reported unrealized gains (losses) of $(342) million and $41 million, net of tax, respectively. During the six months ended June 30, 2013 and 2012, the Company reported unrealized gains (losses) of $(369) million and $22 million, net of tax, respectively, included in Accumulated other comprehensive income. These losses in 2013 were due to rising interest rates during the quarter ended June 30, 2013.

Severance Costs.    In the quarter and six months ended June 30, 2013, the Company incurred severance costs of approximately $32 million and $164 million, respectively, and approximately $15 million and $153 million, in the quarter and six months ended June 30, 2012, respectively, associated with reduction in force events which are included in Compensation and benefits expenses in the condensed consolidated statements of income.

Corporate Lending.    The Company recorded the following amounts primarily associated with loans and lending commitments within the Institutional Securities business segment (see “Business Segments—Institutional Securities” herein):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in millions)
Other sales and trading:
Gains on loans and lending commitments and Net interest	$149	$38	$403	$823
Gains (losses) on hedges	(30)	91	(79)	(546)

Total Other sales and trading revenues	$119	$129	$324	$277

Other revenues:
Provision for loan losses	$1	$(44)	$(27)	$(52)
Losses on loans held for sale	(39)	(14)	(31)	(20)

Total Other revenues	$(38)	$(58)	$(58)	$(72)

Other expenses: Provision for unfunded commitments	(17)	(15)	(29)	(9)

Total	$64	$56	$237	$196

Income Tax Items.    The Company’s effective tax rate from continuing operations for the six months ended June 30, 2013 included a discrete tax benefit of $81 million due to the retroactive effective date of the Relief Act. The Relief Act that was enacted on January 2, 2013, among other things, extended with retroactive effect to

January 1, 2012 a provision of U.S. tax law that defers the imposition of tax on certain active financial services income of certain foreign subsidiaries earned outside of the U.S. until such income is repatriated to the U.S. as a dividend. Additionally, the Company’s effective tax rate from continuing operations for the six months ended June 30, 2013 included a discrete net tax benefit of $61 million associated with remeasurement of reserves and related interest based on new information regarding the status of certain tax authority examinations.

Japanese Securities Joint Venture.    During the quarters ended June 30, 2013 and 2012, the Company recorded income of $174 million and $54 million, respectively, within Other revenues in the condensed consolidated statements of income, arising from the Company’s 40% stake in MUMSS, and income of $299 million and $81 million for the six months ended June 30, 2013 and 2012, respectively. Net income applicable to nonredeemable noncontrolling interests associated with MUFG’s interest in Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”) was $82 million and $49 million for the quarters ended June 30, 2013 and 2012, respectively, and $172 million and $130 million for the six months ended June 30, 2013 and 2012, respectively (see Note 20 to the condensed consolidated financial statements).

Rating Agency Downgrade.    On June 21, 2012, as a result of one rating agency’s downgrade of the Company’s long-term and short-term debt ratings, the amount of additional collateral requirements or other payments that could have been called by counterparties, exchanges or clearing organizations under the terms of certain over-the-counter (“OTC”) trading agreements and certain other agreements was approximately $6.3 billion, of which $2.9 billion was called and posted at June 30, 2012. Additionally, the Company incurred period specific charges of approximately $225 million representing credit valuation allowances, novations and other contractual adjustments in Trading revenues in the condensed consolidated statement of income in the quarter and six months ended June 30, 2012.

Business Segments.

Substantially all of the Company’s operating revenues and operating expenses are allocated to its business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective net revenues, non-interest expenses or other relevant measures.

Effective with the quarter ended June 30, 2013, the Global Wealth Management Group and Asset Management business segments were re-titled Wealth Management and Investment Management, respectively.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the Company’s consolidated results. Intersegment Eliminations also reflect the effect of fees paid by the Institutional Securities business segment to the Wealth Management business segment related to the bank deposit program. The Company did not recognize any gains or losses from continuing operations before income taxes in Intersegment Elimination in the quarter and six months ended June 30, 2013. Losses from continuing operations before income taxes recorded in Intersegment Eliminations were $4 million in both the quarter and six months ended June 30, 2012.

On January 1, 2013, the International Wealth Management business was transferred from the Wealth Management business segment to the Equity division within the Institutional Securities business segment. Accordingly, all results and statistical data have been recast for all periods to reflect the International Wealth Management business as part of the Institutional Securities business segment.

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

Asset management, distribution and administration fees in the Wealth Management business segment also include revenues from individual investors electing a fee-based pricing arrangement and fees for investment management. Mutual fund distribution fees in the Wealth Management business segment are based on either the average daily fund net asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management or supervision.

Asset management fees in the Investment Management business segment arise from investment management services the Company provides to investment vehicles pursuant to various contractual arrangements. The Company receives fees primarily based upon mutual fund daily average net assets or based on monthly or quarterly invested equity for other vehicles. Performance-based fees in the Investment Management business segment are earned on certain funds as a percentage of appreciation earned by those funds and, in certain cases, are based upon the achievement of performance criteria. These fees are normally earned annually and are recognized on a monthly or quarterly basis.

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

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012(1)	2013	2012(1)
		(dollars in millions)
Revenues:
Investment banking	$1,078	$884	$2,023	$1,735
Trading	2,598	2,287	5,012	4,362
Investments	51	46	193	(3)
Commissions and fees	650	544	1,259	1,150
Asset management, distribution and administration fees	69	61	135	113
Other	140	41	277	92

Total non-interest revenues	4,586	3,863	8,899	7,449

Interest income	1,029	964	2,053	2,141
Interest expense	1,269	1,495	2,517	3,123

Net interest	(240)	(531)	(464)	(982)

Net revenues	4,346	3,332	8,435	6,467

Compensation and benefits	1,766	1,506	3,658	3,709
Non-compensation expenses	1,620	1,338	3,019	2,599

Total non-interest expenses	3,386	2,844	6,677	6,308

Income from continuing operations before income taxes	960	488	1,758	159
Provision for (benefit from) income taxes	288	69	348	(37)

Income from continuing operations	672	419	1,410	196

Discontinued operations:
Gain (loss) from discontinued operations	(27)	(43)	(57)	(18)
Provision for (benefit from) income taxes	(9)	(15)	(20)	26

Net gains (losses) on discontinued operations	(18)	(28)	(37)	(44)

Net income	654	391	1,373	152
Net income applicable to redeemable noncontrolling interests	—	—	1	—
Net income applicable to nonredeemable noncontrolling interests	90	45	186	124

Net income applicable to Morgan Stanley	$564	$346	$1,186	$28

Amounts applicable to Morgan Stanley:
Income from continuing operations	$582	$374	$1,223	$72
Net gains (losses) from discontinued operations	(18)	(28)	(37)	(44)

Net income applicable to Morgan Stanley	$564	$346	$1,186	$28

(1)	Prior period amounts have been recast to reflect the transfer of the International Wealth Management business from the Wealth Management business segment to the Institutional Securities business segment.

Investment Banking.    Investment banking revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(dollars in millions)
Advisory revenues	$333	$263	$584	$576
Underwriting revenues:
Equity underwriting revenues	327	283	610	455
Fixed income underwriting revenues	418	338	829	704

Total underwriting revenues	745	621	1,439	1,159

Total investment banking revenues	$1,078	$884	$2,023	$1,735

The following table presents the Company’s volumes of announced and completed mergers and acquisitions, equity and equity-related offerings, and fixed income offerings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013(1)	2012(1)	2013(1)	2012(1)
		(dollars in billions)
Announced mergers and acquisitions(2)	$97	$146	$168	$246
Completed mergers and acquisitions(2)	136	109	329	185
Equity and equity-related offerings(3)	15	11	29	23
Fixed income offerings(4)	67	55	138	128

(1)	Source: Thomson Reuters, data at July 16, 2013. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.
(2)	Amounts include transactions of $100 million or more. Announced mergers and acquisitions exclude terminated transactions.
(3)	Amounts include Rule 144A and public common stock, convertible and rights offerings.
(4)	Amounts include non-convertible preferred stock, mortgage-backed and asset-backed securities and taxable municipal debt. Amounts also include publicly registered and Rule 144A issues. Amounts exclude leveraged loans and self-led issuances.

Investment banking revenues for the quarter ended June 30, 2013 increased 22% from the comparable period in 2012, reflecting higher revenues from advisory and underwriting transactions. Overall, underwriting revenues of $745 million increased 20% from the quarter ended June 30, 2012. Equity underwriting revenues increased 16% to $327 million in the quarter ended June 30, 2013, driven by increased activity in Europe and Asia, particularly initial public offerings. Fixed income underwriting revenues were $418 million in the quarter ended June 30, 2013, an increase of 24% from the comparable period of 2012, reflecting a favorable debt underwriting environment which saw volumes increase in investment and non-investment grade bond issuances. Advisory revenues from merger, acquisition and restructuring transactions (“M&A”) were $333 million in the quarter ended June 30, 2013, an increase of 27% from the comparable period of 2012, with cross-border and financial sponsor-led transactions representing a significant portion of completed M&A volumes. Industry-wide announced and completed M&A activity for the quarter ended June 30, 2013 declined compared with the quarter ended June 30, 2012.

Investment banking revenues for the six months ended June 30, 2013 increased 17% from the comparable period in 2012, primarily due to higher revenues from equity and fixed income underwriting transactions reflecting higher market volumes.

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

Sales and trading net revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012(1)	2013	2012(1)
		(dollars in millions)
Trading	$2,598	$2,287	$5,012	$4,362
Commissions and fees	650	544	1,259	1,150
Asset management, distribution and administration fees	69	61	135	113
Net interest	(240)	(531)	(464)	(982)

Total sales and trading net revenues	$3,077	$2,361	$5,942	$4,643

(1)	All prior period amounts have been recast to conform to the current year’s presentation. For further information, see “Business Segments” herein and Notes 1 and 21 to the condensed consolidated financial statements.

Total sales and trading net revenues increased to $3,077 million in the quarter ended June 30, 2013 from $2,361 million in the quarter ended June 30, 2012, reflecting higher revenues in equity and fixed income and commodities sales and trading net revenues, partially offset by higher losses in other sales and trading net revenues.

Sales and trading net revenues by business were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012(1)	2013	2012(1)
		(dollars in millions)
Equity	$1,920	$1,326	$3,435	$2,901
Fixed income and commodities	1,214	1,047	2,491	2,040
Other(2)	(57)	(12)	16	(298)

Total sales and trading net revenues	$3,077	$2,361	$5,942	$4,643

(1)	All prior period amounts have been recast to conform to the current year’s presentation. For further information, see “Business Segments” herein and Notes 1 and 21 to the condensed consolidated financial statements.
(2)	Other sales and trading net revenues include net gains (losses) from certain loans and lending commitments and related hedges associated with the Company’s lending activities, net gains (losses) on economic hedges related to the Company’s long-term debt and net losses associated with costs related to negative carry.

The following sales and trading net revenues results exclude the impact of DVA (see footnote 2 in the following table). The reconciliation of sales and trading, including equity sales and trading and fixed income and commodities sales and trading net revenues, from a non-GAAP to a GAAP basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012(1)	2013	2012(1)
		(dollars in millions)
Total sales and trading net revenues—non-GAAP(2)	$2,902	$2,011	$6,084	$6,271
Impact of DVA	175	350	(142)	(1,628)

Total sales and trading net revenues	$3,077	$2,361	$5,942	$4,643

Equity sales and trading net revenues—non-GAAP(2)	$1,806	$1,252	$3,400	$3,208
Impact of DVA	114	74	35	(307)

Equity sales and trading net revenues	$1,920	$1,326	$3,435	$2,901

Fixed income and commodities sales and trading net revenues—non-GAAP(2)	$1,153	$771	$2,668	$3,361
Impact of DVA	61	276	(177)	(1,321)

Fixed income and commodities sales and trading net revenues	$1,214	$1,047	$2,491	$2,040

(1)	All prior period amounts have been recast to conform to the current year’s presentation. For further information, see “Business Segments” herein and Notes 1 and 21 to the condensed consolidated financial statements.
(2)	Sales and trading net revenues, including fixed income and commodities and equity sales and trading net revenues that exclude the impact of DVA, are non-GAAP financial measures that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance.

Equity.    Equity sales and trading net revenues increased 45% to $1,920 million in the quarter ended June 30, 2013 from the comparable period in 2012. The results in equity sales and trading net revenues included positive revenue due to the impact of DVA of $114 million in the quarter ended June 30, 2013 compared with positive revenue of $74 million in the quarter ended June 30, 2012. Equity sales and trading net revenues, excluding the impact of DVA, increased 44% to $1,806 million in the quarter ended June 30, 2013 from the comparable period in 2012, reflecting strong performance across all products and regions, with particular strength in derivatives.

In the quarter ended June 30, 2013, equity sales and trading net revenues also reflected losses of $6 million related to changes in the fair value of net derivative contracts attributable to the widening of counterparties’ credit default swap (“CDS”) spreads and other factors compared with losses of $4 million in the quarter ended June 30, 2012. The Company also recorded gains of $18 million in the quarter ended June 30, 2013 related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s CDS spreads and other factors compared with losses of $69 million in the quarter ended June 30, 2012 due to the tightening of such spreads and other factors. The gains and losses on CDS spreads and other factors include gains and losses on related hedging instruments.

Fixed Income and Commodities.    Fixed income and commodities sales and trading net revenues increased 16% to $1,214 million in the quarter ended June 30, 2013 from $1,047 million in the quarter ended June 30, 2012. Results in the quarter ended June 30, 2013 included positive revenue of $61 million due to the impact of DVA, compared with positive revenue of $276 million in the quarter ended June 30, 2012 due to the impact of DVA. Fixed income product net revenues, excluding the impact of DVA, in the quarter ended June 30, 2013 increased 25% over the comparable period in 2012, reflecting the combination of strong client activity in foreign exchange products and that the prior year quarter was negatively impacted by period specific charges representing credit valuation allowances and other related adjustments as detailed in the following paragraph. See “Executive Summary—Significant Items—Rating Agency Downgrade” for further information. Commodity net revenues, excluding the impact of DVA, in the quarter ended June 30, 2013 increased significantly over the comparable period in 2012, benefitting primarily from improved client activity in the North American power market and volatility in the metals markets.

In the quarter ended June 30, 2013, fixed income and commodities sales and trading net revenues reflected net gains of $56 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ CDS spreads and other factors compared with losses of $193 million in the quarter ended June 30, 2012, due to the widening of such spreads and other factors. The Company also recorded gains of $125 million in the quarter ended June 30, 2013 related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s CDS spreads and other factors compared with losses of $47 million in the quarter ended June 30, 2012 due to the tightening of such spreads and other factors. The gains and losses on CDS spreads and other factors include gains and losses on related hedging instruments.

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

Other sales and trading net losses were $57 million in the quarter ended June 30, 2013 compared with net losses of $12 million in the quarter ended June 30, 2012. The results in both quarters included losses related to negative carry. The results in the quarter ended June 30, 2013 included losses on economic hedges and other costs related to the Company’s long-term debt compared with gains in the prior year quarter. Results in the quarters ended June 30, 2013 and 2012 were partially offset by net gains of $119 million and $129 million, respectively, associated with corporate loans and lending commitments. Also included in other sales and trading net revenues in the quarter ended June 30, 2012 is a net impact of $76 million representing an out of period gain of $300 million on the incorrect application of hedge accounting on certain derivative contracts previously designated as net investment hedges of certain foreign, non-U.S. dollar denominated subsidiaries, partially offset by a loss of $224 million resulting from fair value changes within the quarter of the related derivative positions not qualifying for net investment hedge accounting (see Note 11 to the condensed consolidated financial statements).

Net Interest.    Net interest expense decreased to $240 million in the quarter ended June 30, 2013 from net interest expense of $531 million in the quarter ended June 30, 2012, primarily due to lower interest costs associated with the Company’s long-term borrowings.

Sales and Trading Net Revenues in the Six Months Ended June 30, 2013.    Total sales and trading revenues increased 28% in the six months ended June 30, 2013 from the comparable period of 2012, reflecting higher equity and fixed income and commodities sales and trading net revenues. The results in the six months ended June 30, 2013 also included gains in other sales and trading net revenues compared with losses in the prior year period. Equity sales and trading net revenues increased 18% in the six months ended June 30, 2013 from the comparable period in 2012. The results in equity sales and trading net revenues included positive revenue in the six months ended June 30, 2013 of $35 million due to the impact of DVA compared with negative revenue of approximately $307 million in the six months ended June 30, 2012. Equity sales and trading net revenues, excluding the impact of DVA, in the six months ended June 30, 2013 increased 6% over the comparable period in 2012, primarily due to higher revenues in the prime brokerage business reflecting increased client activity. Fixed income and commodities sales and trading net revenues increased 22% in the six months ended June 30, 2013 from the comparable period in 2012. Results in the six months ended June 30, 2013 included negative revenue of $177 million due to the impact of DVA, compared with negative revenue of approximately $1,321 million in the six months ended June 30, 2012. Fixed income and commodities sales and trading net revenues, excluding the impact of DVA, in the six months ended June 30, 2013 decreased 21% over the comparable period in 2012 primarily due to lower results in the interest rates business due to global volatility. In the six months ended June 30, 2013, other sales and trading net gains were $16 million compared with losses of $298 million in the six months ended June 30, 2012. Results in both periods included net losses related to negative carry and losses on economic hedges and other costs related to the Company’s long-term debt. Results in both periods also included gains related to certain activities associated with the Company’s corporate loans and lending commitments. Net interest expense decreased to $464 million in the six months ended June 30, 2013 from $982 million in the six months ended June 30, 2012 primarily due to lower interest costs associated with the Company’s long-term borrowings.

Investments.    Net investment gains of $51 million and $193 million were recognized in the quarter and six months ended June 30, 2013, respectively, compared with net investment gains of $46 million and net investment losses of $3 million in the quarter and six months ended June 30, 2012, respectively. The results in all periods included net gains from investments associated with the Company’s deferred compensation and co-investment plans. The results in the six months ended June 30, 2013 and June 30, 2012 also included mark to market gains on investments in real estate funds. The results in the six months ended June 30, 2012 were offset by mark-to-market losses on certain investments.

Other.    Other revenues of $140 million and $277 million were recognized in the quarter and six months ended June 30, 2013, respectively, compared with other revenues of $41 million and $92 million in the quarter and six months ended June 30, 2012, respectively. The results in the quarter and six months ended June 30, 2013 primarily included income of $174 million and $299 million, respectively, arising from the Company’s 40% stake in MUMSS compared with income of $54 million and $81 million, in the quarter and six months ended June 30, 2012, respectively (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein).

Non-interest Expenses.    Non-interest expenses increased 19% and 6% in the quarter and six months ended June 30, 2013, respectively. The increase in the quarter ended June 30, 2013 was primarily due to both higher compensation and non-compensation expenses. The increase in the six months ended June 30, 2013 was primarily due to higher non-compensation expenses. Compensation and benefits expenses increased 17% in the quarter ended June 30, 2013, primarily due to higher net revenues. Compensation and benefits expenses decreased 1% in the six months ended June 30, 2013, primarily due to lower headcount. Results included severance expenses of $28 million and $141 million related to reductions in force in the quarter and six months ended June 30, 2013, respectively, compared with $12 million and $120 million in the quarter and six months ended June 30, 2012, respectively. The results in the quarter and six months ended June 30, 2012 also reflected an adjustment of approximately $160 million to reduce previously accrued discretionary above base compensation due to an updated 2012 outlook. Non-compensation expenses increased 21% and 16% in the quarter and six months ended June 30, 2013, respectively, compared with the prior year periods. Brokerage, clearing and exchange expenses increased 18% and 13% in the quarter and six months ended June 30, 2013, respectively, primarily due to higher volumes of activity. Information processing and communications expense decreased 15% and 10% in the quarter and six months ended June 30, 2013, respectively, primarily due to lower technology costs. Professional services expenses increased 16% and 15% in the quarter and six months ended June 30, 2013, respectively, primarily due to higher consulting expenses. Other expenses increased 107% and 91% in the quarter and six months ended June 30, 2013, respectively, primarily due to an increase in litigation accruals.

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

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests primarily relate to MSMS (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein).

WEALTH MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012(1)	2013	2012(1)
		(dollars in millions)
Revenues:
Investment banking	$258	$223	$532	$428
Trading	223	189	521	524
Investments	2	1	5	3
Commissions and fees	567	496	1,126	1,068
Asset management, distribution and administration fees	1,896	1,829	3,754	3,548
Other	139	78	204	136

Total non-interest revenues	3,085	2,816	6,142	5,707

Interest income	511	456	999	914
Interest expense	65	76	140	134

Net interest	446	380	859	780

Net revenues	3,531	3,196	7,001	6,487

Compensation and benefits	2,042	1,911	4,107	3,920
Non-compensation expenses	834	875	1,642	1,754

Total non-interest expenses	2,876	2,786	5,749	5,674

Income from continuing operations before income taxes	655	410	1,252	813
Provision for income taxes	229	149	449	271

Income from continuing operations	426	261	803	542

Discontinued operations:
Income (loss) from discontinued operations	—	91	(1)	93
Provision for income taxes	—	30	—	31

Net gain (loss) from discontinued operations	—	61	(1)	62

Net income	426	322	802	604
Net income applicable to redeemable noncontrolling interests	100	—	221	—
Net income applicable to nonredeemable noncontrolling interests	—	91	—	175

Net income applicable to Morgan Stanley	$326	$231	$581	$429

Amounts applicable to Morgan Stanley:
Income from continuing operations	$326	$178	$582	$376
Net gain (loss) from discontinued operations	—	53	(1)	53

Net income applicable to Morgan Stanley	$326	$231	$581	$429

(1)	Prior period amounts have been recast to reflect the transfer of the International Wealth Management business from the Wealth Management business segment to the Institutional Securities business segment.

Net Revenues.    Wealth Management business segment’s net revenues are composed of Transactional, Asset management, Net interest and Other revenues. Transactional revenues include Investment banking, Trading, and Commissions and fees. Asset management revenues include Asset management, distribution and administration fees, and fees related to the bank deposit program. Net interest revenues include net interest revenues related to the bank deposit program, interest on securities available for sale and all other net interest revenues. Other revenues include revenues from available for sale securities, customer account services fees, other miscellaneous revenues and revenues from Investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012(1)	2013	2012(1)
		(dollars in millions)
Net revenues:
Transactional	$1,048	$908	$2,179	$2,020
Asset management	1,896	1,829	3,754	3,548
Net interest	446	380	859	780
Other	141	79	209	139

Net revenues	$3,531	$3,196	$7,001	$6,487

(1)	Prior period amounts have been recast to reflect the transfer of the International Wealth Management business from the Wealth Management business segment to the Institutional Securities business segment.

Wealth Management JV.    At June 30, 2013, the Company owns 100% of the Wealth Management JV. In June 2013, the Company received all regulatory approvals to acquire the remaining 35% stake in the Wealth Management JV and on June 28, 2013, the Company completed the purchase of the remaining 35% for $4.725 billion. As a 100% owner of the Wealth Management JV, the Company will retain all of the related net income previously applicable to the noncontrolling interests in the Wealth Management JV, and benefit from the termination of certain related debt and operating agreements with the Wealth Management JV partner.

Concurrent with the acquisition of the remaining 35% stake in the Wealth Management JV, the deposit sweep agreement between Citi and the Company was terminated. As result of the termination of the deposit sweep agreement, approximately $57 billion of deposits will no longer be swept to Citi but will instead be transferred to the Company’s depository institutions on an agreed upon basis over a 24-month period with approximately $17 billion of the related deposits transferred in July 2013 and the estimated remaining $40 billion to be swept ratably over the next 23 months starting in August 2013.

For further information, see Note 3 to the condensed consolidated financial statements.

Transactional.

Investment Banking.    Investment banking revenues increased 16% to $258 million in the quarter ended June 30, 2013 from the comparable period of 2012 and increased 24% to $532 million in the six months ended June 30, 2013 from the comparable period of 2012. The increase in both periods was primarily due to higher revenues from closed-end funds.

Trading.    Trading revenues increased 18% to $223 million in the quarter ended June 30, 2013 from the comparable period of 2012, primarily due to higher gains related to positions associated with certain employee deferred compensation plans and higher revenues from structured notes. Trading revenues decreased 1% to $521 million in the six months ended June 30, 2013 from the comparable period of 2012, primarily due to lower gains related to positions associated with certain employee deferred compensation plans and lower revenues from mortgages and other fixed income products, partially offset by higher revenues from structured notes.

Commissions and Fees.    Commissions and fees revenues increased 14% to $567 million in the quarter ended June 30, 2013 from the comparable period of 2012, primarily due to higher equity and mutual fund activity. Commissions and fees revenues increased 5% to $1,126 million in the six months ended June 30, 2013 from the comparable period of 2012, primarily due to higher mutual fund and alternatives activity.

Asset Management.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 4% to $1,896 million in the quarter ended June 30, 2013 from the comparable period of 2012 and increased 6% to $3,754 million in the six months ended June 30, 2013 from the comparable period of 2012. The increase in both periods was primarily due to higher fee-based revenues, partially offset by lower revenues from the bank deposit program and managed futures. The referral fees for deposits placed with Citi-affiliated depository institutions were $68 million and $98 million in the quarters ended June 30, 2013 and 2012, respectively, and $156 million and $180 million in the six months ended June 30, 2013 and 2012, respectively.

Balances in the bank deposit program increased to $127 billion at June 30, 2013 from $112 billion at June 30, 2012. Deposits held by Company-affiliated FDIC-insured depository institutions were $70 billion at June 30, 2013 and $58 billion at June 30, 2012. As a result of the Company’s 100% ownership of the Wealth Management JV as of June 28, 2013, the deposits held in non-affiliated depositories will transfer to the Company-affiliated depositories over a 24 month period.

Client assets in fee-based accounts increased to $629 billion and represented 35% of total client assets at June 30, 2013 compared with $509 billion and 31% at June 30, 2012, respectively. Total client asset balances increased to $1,778 billion at June 30, 2013 from $1,635 billion at June 30, 2012, primarily due to the impact of market conditions and net new asset inflows. Client asset balances in households with assets greater than $1 million increased to $1,324 billion at June 30, 2013 from $1,200 billion at June 30, 2012. Effective from the quarter ended March 31, 2013, client assets also include certain additional non-custodied assets as a result of the completion of the Wealth Management JV platform conversion. Fee-based client asset flows for the quarter ended June 30, 2013 were $10 billion compared with $3 billion in the quarter ended June 30, 2012.

Beginning January 1, 2013, the Company enhanced its definition of fee-based asset flows. Fee-based asset flows have been recast for all periods to include dividends, interest and client fees, and to exclude cash management related activity.

Net Interest.

Net interest increased 17% to $446 million in the quarter ended June 30, 2013 from the comparable period of 2012, primarily resulting from higher revenues from the bank deposit program, higher interest from securities based lending and higher interest on the available for sale portfolio, partially offset by lower customer margin receivables. Net interest increased 10% to $859 million in the six months ended June 30, 2013 from the comparable period of 2012, primarily resulting from higher revenues from the bank deposit program and higher interest from securities based lending, partially offset by lower customer margin receivables.

Other.

Other revenues were $139 million and $204 million in the quarter and six months ended June 30, 2013, respectively, an increase of 78% and 50% from the comparable periods of 2012, primarily due to gains on sales of the available for sale portfolio and a gain on sale of the global stock plan business.

Non-interest Expenses.

Non-interest expenses increased 3% and 1% in the quarter and six months ended June 30, 2013, respectively, from the comparable periods of 2012. Compensation and benefits expenses increased 7% and 5% in the quarter and six months ended June 30, 2013, respectively, from the comparable periods of 2012, primarily due to higher compensable revenues. The increase in the six months ended June 30, 2013 was partially offset by lower amortization of deferred awards and severance expense. Non-compensation expenses decreased 5% and 6% in the quarter and six months ended June 30, 2013, respectively, from the comparable periods of 2012, primarily driven by the absence of platform integration costs. Professional services expenses decreased 31% and 19% in the quarter and six months ended June 30, 2013, respectively, from the comparable periods of 2012, primarily due to lower technology consulting costs. Other expenses decreased 2% and 10% in the quarter and six months ended June 30, 2013, respectively, from the comparable periods of 2012, primarily due to a lower FDIC assessment on deposits. The decrease in the six months ended June 30, 2013 was also due to lower printing costs, partially offset by higher amortization expense. These decreases were partially offset by an increase in marketing and business development expenses of 31% and 14% in the quarter and six months ended June 30, 2013, respectively, from the comparable periods of 2012, primarily due to higher costs associated with advertisement, conferences and seminars.

Discontinued Operations.

On April 2, 2012, the Company completed the sale of Quilter, its retail wealth management business in the U.K., resulting in a pre-tax gain of $108 million in both the quarter and six months ended June 30, 2012 in the Wealth Management business segment. The results of Quilter are reported as discontinued operations for all periods presented. See Notes 1 and 21 to the condensed consolidated financial statements.

INVESTMENT MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(dollars in millions)
Revenues:
Investment banking	$1	$1	$6	$8
Trading	53	(3)	47	(9)
Investments	135	16	328	148
Asset management, distribution and administration fees	473	408	928	819
Other	12	43	14	40

Total non-interest revenues	674	465	1,323	1,006

Interest income	3	2	5	5
Interest expense	4	11	10	22

Net interest	(1)	(9)	(5)	(17)

Net revenues	673	456	1,318	989

Compensation and benefits	297	214	556	432
Non-compensation expenses	216	199	415	386

Total non-interest expenses	513	413	971	818

Income from continuing operations before income taxes	160	43	347	171
Provision for income taxes	38	6	90	44

Income from continuing operations	122	37	257	127

Discontinued operations:
Gain from discontinued operations	—	—	1	1
Provision for income taxes	—	—	—	—

Net gain from discontinued operations	—	—	1	1

Net income	122	37	258	128
Net income applicable to nonredeemable noncontrolling interests	21	23	72	88

Net income applicable to Morgan Stanley	$101	$14	$186	$40

Amounts applicable to Morgan Stanley:
Income from continuing operations	$101	$14	$185	$39
Net gain from discontinued operations	—	—	1	1

Net income applicable to Morgan Stanley	$101	$14	$186	$40

Statistical Data.

The Investment Management business segment’s period-end and average assets under management or supervision were as follows:

	At June 30,		Average For The Three Months Ended June 30,		Average for the Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
			(dollars in billions)
Assets under management or supervision by asset class:
Traditional Asset Management:
Equity	$125	$113	$128	$114	$127	$112
Fixed income	59	58	62	58	62	58
Liquidity	106	86	100	81	101	78
Alternatives(1)	29	26	29	26	28	25

Total Traditional Asset Management	319	283	319	279	318	273

Real Estate Investing	20	19	20	19	20	19

Merchant Banking	8	9	9	9	9	9

Total assets under management or supervision	$347	$311	$348	$307	$347	$301

Share of minority stake assets(2)	$6	$5	$6	$5	$6	$5

(1)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.
(2)	Amounts represent the Investment Management business segment’s proportional share of assets managed by entities in which it owns a minority stake.

Activity in the Investment Management business segment’s assets under management or supervision during the quarters and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(dollars in billions)
Balance at beginning of period	$341	$304	$338	$287
Net flows by asset class:
Traditional Asset Management:
Equity	—	1	—	—
Fixed income	(2)	(1)	—	(1)
Liquidity	11	12	6	13
Alternatives(1)	1	1	1	—

Total Traditional Asset Management	10	13	7	12

Real Estate Investing	(1)	—	(1)	1

Merchant Banking	1	—	1	—

Total net flows	10	13	7	13
Net market appreciation (depreciation)	(4)	(6)	2	11

Total net increase	6	7	9	24

Balance at end of period	$347	$311	$347	$311

(1)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.

Trading.    The Company recognized gains of $53 million and $47 million in the quarter and six months ended June 30, 2013, respectively, compared with losses of $3 million and $9 million in the quarter and six months ended June 30, 2012, respectively. Trading results in the quarter and six months ended June 30, 2013, primarily reflected gains related to certain consolidated real estate funds sponsored by the Company. Trading results in the quarter and six months ended June 30, 2012, primarily reflected losses related to certain consolidated real estate funds sponsored by the Company.

Investments.    The Company recorded net investment gains of $135 million and $328 million in the quarter and six months ended June 30, 2013, respectively, compared with gains of $16 million and $148 million in the quarter and six months ended June 30, 2012, respectively. The increase in the quarter and six months ended June 30, 2013 was primarily related to higher net gains predominantly within the Company’s Merchant Banking investments, as well as higher gains within Traditional Asset Management and Real Estate Investing. Results in all periods included gains on certain investments associated with the Company’s employee deferred compensation and co-investment plans.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 16% to $473 million and 13% to $928 million in the quarter and six months ended June 30, 2013, respectively. The increase primarily reflected higher management and administration revenues, primarily due to higher average assets under management and higher performance fees.

The Company’s assets under management increased $36 billion from $311 billion at June 30, 2012 to $347 billion at June 30, 2013, reflecting positive flows and market appreciation. The Company recorded net inflows of $10 billion and $7 billion in the quarter and six months ended June 30, 2013, respectively, primarily reflecting net customer inflows in liquidity funds. The inflows in the quarter ended June 30, 2013 were partially offset by net customer outflows in fixed income funds. The Company recorded net customer inflows of $13 billion in both the quarter and six months ended June 30, 2012, which included approximately $4.5 billion related to the conversion of Wealth Management JV client money fund holdings from third party managers into Morgan Stanley managed funds.

Other.    Other revenues were $12 million and $14 million in the quarter and six months ended June 30, 2013, respectively, as compared with other revenues of $43 million and $40 million in the comparable periods of 2012, respectively. The results in the quarter and six months ended June 30, 2013 included gains associated with the Company’s minority investments in Lansdowne Partners, a London-based investment manager, and Avenue Capital Group, a New York-based investment manager. The results in the quarter and six months ended June 30, 2012 included gains associated with the expiration of a lending facility to a real estate fund sponsored by the Company.

Non-interest Expenses.    Non-interest expenses were $513 million and $971 million in the quarter and six months ended June 30, 2013, respectively, as compared with $413 million and $818 million in the comparable periods of 2012, respectively. Compensation and benefits expenses increased 39% and 29% in the quarter and six months ended June 30, 2013, respectively, primarily due to higher net revenues. Non-compensation expenses increased 9% and 8% in the quarter and six months ended June 30, 2013, respectively, primarily due to higher brokerage and clearing expenses.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests are primarily related to the consolidation of certain real estate funds sponsored by the Company. Investment losses associated with these consolidated funds were $25 million in the quarter ended June 30, 2013 and gains of $41 million in the six months ended June 30, 2013 compared with gains of $27 million and $101 million in the quarter and six months ended June 30, 2012, respectively.

Accounting Developments.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting update providing guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This guidance is effective for the Company beginning January 1, 2014. This guidance is expected to be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this accounting guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.

In July 2013, the FASB issued an accounting update that includes amendments permitting the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for the Company for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this accounting guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Amendments to the Scope, Measurement, and Disclosure Requirements of an Investment Company.

In June 2013, the FASB issued an accounting update that modifies the criteria used in defining an investment company under GAAP and sets forth certain measurement and disclosure requirements. This update requires an investment company to measure noncontrolling interests in another investment company at fair value and requires an entity to disclose the fact that it is an investment company, and provide information about changes, if any, in its status as an investment company. An entity will also need to include disclosures around financial support that has been provided or is contractually required to be provided to any of its investees. This guidance is effective for the Company prospectively beginning January 1, 2014. The Company is currently evaluating the potential impact of adopting this accounting update.

Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.

In March 2013, the FASB issued an accounting update requiring the parent entity to release any related cumulative translation adjustment into net income when the parent ceases to have a controlling financial interest in a subsidiary that is a foreign entity. When the parent ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the related cumulative translation adjustment would be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance is effective for the Company prospectively beginning on January 1, 2014. The adoption of this accounting guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Other Matters.

Real Estate.

The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner. The Company’s real estate investments at June 30, 2013 and December 31, 2012 are described below. Such amounts exclude investments associated with certain employee deferred compensation and co-investment plans.

At June 30, 2013 and December 31, 2012, the condensed consolidated statements of financial condition included amounts representing real estate investment assets of condensed consolidated subsidiaries of approximately $2.1 billion and $2.2 billion, respectively, including noncontrolling interests of approximately $1.7 billion and $1.8 billion, respectively, for a net amount of $0.4 billion in both periods. This net presentation is a non-GAAP financial measure that the Company considers to be a useful measure for the Company and investors to use in assessing the Company’s net exposure. In addition, the Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to real estate investments of $0.4 billion at June 30, 2013.

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

Regulatory Outlook.

The Dodd-Frank Act was enacted on July 21, 2010. While certain portions of the Dodd-Frank Act were effective immediately, other portions will be effective following extended transition periods or through numerous rulemakings by multiple governmental agencies, and only a portion of those rulemakings have been completed. It remains difficult to assess fully the impact that the Dodd-Frank Act will have on the Company and on the financial services industry generally. In addition, various international developments, such as the adoption and ongoing revision and recalibration of risk-based capital, leverage and liquidity standards by the Basel Committee on Banking Supervision (“Basel Committee”) will continue to impact the Company in the coming years.

It is likely that 2013 and subsequent years will see further material changes in the way major financial institutions are regulated in both the U.S. and other markets in which the Company operates, although it remains difficult to predict the exact impact these changes will have on the Company’s business, financial condition, results of operations and cash flows for a particular future period.

In July 2013, the U.S. banking regulators issued a final rule to implement the Basel III (the “U.S. Basel III final rule”) capital framework in the United States. For certain U.S. banking organizations, including the Company, the U.S. Basel III final rule will become effective on January 1, 2014, and the new requirements will be phased in over a number of years. In July 2013, the U.S. banking regulators also proposed higher leverage capital requirements for certain U.S. banking organizations, including the Company. The Federal Reserve has indicated that it intends to propose additional capital-related requirements for large U.S. banking organizations. For a further discussion of final and proposed regulatory capital requirements applicable to the Company, please refer to “Liquidity and Capital Resources—Regulatory Requirements—Capital” herein.

The Federal Reserve has indicated that it intends to issue a final rule pursuant to the Dodd-Frank Act that would apply certain enhanced prudential standards to large U.S. bank holding companies, including the Company. For a further discussion regarding the regulatory outlook for the Company, please refer to “Business—Supervision and Regulation” in Part I, Item 1 included in the Form 10-K.

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

Level 3 Assets and Liabilities.    The Company’s Level 3 assets before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $17.9 billion and $20.4 billion at June 30, 2013 and December 31, 2012, respectively, and represented approximately 6% at June 30, 2013 and December 31, 2012, of the assets measured at fair value (approximately 2% and 3% of total assets at June 30, 2013 and December 31, 2012, respectively). Level 3 liabilities before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $6.0 billion and $7.7 billion at June 30,

2013 and December 31, 2012, respectively, and represented approximately 3% and 4% of the Company’s liabilities measured at fair value, at June 30, 2013 and December 31, 2012, respectively. During the quarters ended June 30, 2013 and 2012, Net derivative and other contracts categorized as Level 3 had a net loss of approximately $0.3 billion and a net gain of approximately $0.6 billion, respectively. During the six months ended June 30, 2013 and 2012, Net derivative and other contracts categorized as Level 3 had net losses of approximately $0.9 billion and $0.7 billion, respectively. See Note 4 to the condensed consolidated financial statements for further information about changes in Level 3 assets and liabilities.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.    At June 30, 2013, certain of the Company’s assets were measured at fair value on a non-recurring basis, primarily relating to loans, other investments, premises, equipment and software costs, and intangible assets. The Company incurs losses or gains for any adjustments of these assets to fair value. A downturn in market conditions could result in impairment charges in future periods.

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

The tables below summarize total assets for the Company’s business segments at June 30, 2013 and December 31, 2012:

	At June 30, 2013
	Institutional Securities	Wealth Management	Investment Management	Total
		(dollars in millions)
Assets
Cash and cash equivalents(1)	$34,503	$11,979	$717	$47,199
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	33,253	2,110	—	35,363
Trading assets	253,359	2,229	4,450	260,038
Securities available for sale	—	42,858	—	42,858
Securities received as collateral(2)	14,749	—	—	14,749
Federal funds sold and securities purchased under agreements to resell(2)	131,086	11,408	—	142,494
Securities borrowed(2)	128,646	468	—	129,114
Customer and other receivables(2)	41,383	22,285	805	64,473
Loans, net of allowance	14,223	20,348	—	34,571
Other assets(3)	19,914	10,634	1,284	31,832

Total assets(4)	$671,116	$124,319	$7,256	$802,691

	At December 31, 2012
	Institutional Securities(5)	Wealth Management(5)	Investment Management	Total
		(dollars in millions)
Assets
Cash and cash equivalents(1)	$33,370	$12,714	$820	$46,904
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	26,116	4,854	—	30,970
Trading assets	260,885	2,285	4,433	267,603
Securities available for sale	—	39,869	—	39,869
Securities received as collateral(2)	14,278	—	—	14,278
Federal funds sold and securities purchased under agreements to resell(2)	120,957	13,455	—	134,412
Securities borrowed(2)	121,302	399	—	121,701
Customer and other receivables(2)	39,362	24,161	765	64,288
Loans, net of allowance	12,078	16,968	—	29,046
Other assets(3)	19,701	10,860	1,328	31,889

Total assets(4)	$648,049	$125,565	$7,346	$780,960

(1)	Cash and cash equivalents include Cash and due from banks and Interest bearing deposits with banks.
(2)	Certain of these assets are included in secured financing assets (see “Secured Financing” herein).
(3)	Other assets include Other investments; Premises, equipment and software costs; Goodwill; Intangible assets; and Other assets.
(4)	Total assets include Global Liquidity Reserves of $181 billion and $182 billion at June 30, 2013 and December 31, 2012, respectively.
(5)	On January 1, 2013, the International Wealth Management business was transferred from the Wealth Management business segment to the Equity division within the Institutional Securities business segment. Accordingly, prior period amounts have been recast to reflect the International Wealth Management business as part of the Institutional Securities business segment.

A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets increased to $802,691 million at June 30, 2013 from $780,960 million at December 31, 2012. The increase in total assets was primarily due to an increase in Securities borrowed and Federal funds sold and securities purchased under agreements to resell.

The Company’s assets and liabilities are primarily related to transactions attributable to sales and trading and securities financing activities. At June 30, 2013, securities financing assets and liabilities were $367 billion and $327 billion, respectively. At December 31, 2012, securities financing assets and liabilities were $348 billion and $300 billion, respectively. Securities financing transactions include cash deposited with clearing organizations or segregated under federal and other regulations or requirements, repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received and customer and other receivables and payables. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Note 2 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K and Note 6 to the condensed consolidated financial statements). Securities sold under agreements to repurchase and Securities loaned were $170 billion at June 30, 2013 and averaged $183 billion and $178 billion during the quarter and six months ended June 30, 2013, respectively. The Securities sold under agreements to repurchase and Securities loaned period end balance was lower than the average balances during the quarter and six months ended June 30, 2013 due to a reduction in trading inventory available for securities financing transactions. Securities purchased under agreements to resell and Securities borrowed were $272 billion at June 30, 2013 and averaged $283 billion and $288 billion during the quarter and six months ended June 30, 2013, respectively. The Securities purchased under agreements to resell and Securities borrowed period end balance was lower than the average balances during the quarter and six months ended June 30, 2013 due to a reduction in the Company’s requirements for collateral over the periods.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer-owned securities, and customer cash, which is segregated in accordance with regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage customers. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets were $15 billion and $14 billion at June 30, 2013 and December 31, 2012, respectively, recorded in accordance with accounting guidance for the transfer of financial assets that represented offsetting assets and liabilities for fully collateralized non-cash loan transactions.

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

At June 30, 2013, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its Liquidity Stress Tests.

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

Global Liquidity Reserve by Type of Investment.

The table below summarizes the Company’s Global Liquidity Reserve by type of investment:

At June 30, 2013
(dollars in billions)
Cash deposits with banks	$17
Cash deposits with central banks	26
Unencumbered highly liquid securities:
U.S. government obligations	69
U.S. agency and agency mortgage-backed securities	34
Non-U.S. sovereign obligations(1)	18
Investments in money market funds	—
Other investment grade securities	17

Global Liquidity Reserve	$181

(1)	Non-U.S. sovereign obligations are composed of unencumbered German, French, Dutch, U.K., Brazilian and Japanese government obligations.

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

Global Liquidity Reserve Held by Bank and Non-Bank Legal Entities.

The table below summarizes the Global Liquidity Reserve held by bank and non-bank legal entities:

			Average Balance(1)
	At June 30, 2013	At March 31, 2013	For the Three Months Ended June 30, 2013	For the Three Months Ended March 31, 2013
		(dollars in billions)
Bank legal entities:
Domestic	$60	$63	$61	$64
Foreign	4	5	4	5

Total Bank legal entities	64	68	65	69

Non-Bank legal entities:
Domestic(2)	78	85	86	86
Foreign	39	33	33	32

Total Non-Bank legal entities	117	118	119	118

Total	$181	$186	$184	$187

(1)	The Company calculates the average Global Liquidity Reserve based upon daily amounts.
(2)	The Parent held $58 billion at June 30, 2013, which averaged $66 billion for the quarter ended June 30, 2013.

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

The Company utilizes shorter-term secured financing only for highly liquid assets and has established longer tenor limits for less liquid asset classes, for which funding may be at risk in the event of a market disruption. The Company defines highly liquid assets as those which are consistent with the standards of the Global Liquidity

Reserve, and less liquid assets as those which do not meet these standards. At June 30, 2013, the weighted average maturity of the Company’s secured financing against less liquid assets was greater than 120 days. To further minimize the refinancing risk of secured financing for less liquid assets, the Company has established concentration limits to diversify its investor base and reduce the amount of monthly maturities for secured financing of less liquid assets. Furthermore, the Company obtains spare capacity, or term secured funding liabilities in excess of less liquid inventory, as an additional risk mitigant to replace maturing trades in the event that secured financing markets or our ability to access them become limited. Finally, in addition to the above risk management framework, the Company holds a portion of its Global Liquidity Reserve against the potential disruption to its secured financing capabilities.

Unsecured Financing.    The Company views long-term debt and deposits as stable sources of funding. Unencumbered securities and non-security assets are financed with a combination of long- and short-term debt and deposits. The Company’s unsecured financings include structured borrowings, whose payments and redemption values are based on the performance of certain underlying assets, including equity, credit, foreign exchange, interest rates and commodities. When appropriate, the Company may use derivative products to conduct asset and liability management and to make adjustments to the Company’s interest rate and structured borrowings risk profile (see Note 12 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K).

Short-Term Borrowings.    The Company’s unsecured short-term borrowings consist of commercial paper, bank loans, bank notes and structured notes with maturities of 12 months or less at issuance.

The table below summarizes the Company’s short-term unsecured borrowings:

	At June 30, 2013	At December 31, 2012
	(dollars in millions)
Commercial paper	$125	$306
Other short-term borrowings	2,241	1,832

Total	$2,366	$2,138

Deposits.    The Company’s bank subsidiaries’ funding sources include time deposits, money market deposit accounts, demand deposit accounts, repurchase agreements, federal funds purchased, commercial paper and Federal Home Loan Bank advances. The vast majority of deposits in Morgan Stanley Bank, N.A.(“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (the “Subsidiary Banks”) are sourced from the Company’s retail brokerage accounts and are considered to have stable, low-cost funding characteristics.

Deposits were as follows:

	At June 30, 2013(1)	At December 31, 2012(1)
	(dollars in millions)
Savings and demand deposits(2)	$77,952	$80,058
Time deposits(3)	3,562	3,208

Total	$81,514	$83,266

(1)	Total deposits subject to FDIC insurance at June 30, 2013 and December 31, 2012 were $61 billion and $62 billion, respectively.
(2)	Amounts include non-interest bearing deposits of $1,037 million at December 31, 2012.
(3)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 4 to the condensed consolidated financial statements).

Senior Indebtedness.    At June 30, 2013, the aggregate outstanding carrying amount of the Company’s senior indebtedness was approximately $152 billion (including guaranteed obligations of the indebtedness of subsidiaries) compared with $158 billion at December 31, 2012. The decrease in the amount of senior indebtedness was primarily due to repayments of notes, net of new issuances of long-term borrowings.

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

Long-term borrowings at June 30, 2013 consisted of the following:

	Parent	Subsidiaries	Total
	(dollars in millions)
Due in 2013	$10,057	$837	$10,894
Due in 2014	22,210	655	22,865
Due in 2015	19,565	1,381	20,946
Due in 2016	20,627	1,999	22,626
Due in 2017	24,362	1,999	26,361
Thereafter	54,394	3,012	57,406

Total	$151,215	$9,883	$161,098

Long-Term Borrowing Activity for the Six Months Ended June 30, 2013.    During the six months ended June 30, 2013, the Company issued and reissued notes with a principal amount of approximately $22 billion. This amount included the Company’s issuance of $2.0 billion in 10 year subordinated debt on May 21, 2013, $3.7 billion in senior unsecured debt on April 25, 2013 and $4.5 billion in senior unsecured debt on February 25, 2013. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.4 years at June 30, 2013. During the six months ended June 30, 2013, approximately $23 billion in aggregate long-term borrowings matured or were retired.

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

At July 31, 2013, the Parent’s and Morgan Stanley Bank, N.A.’s senior unsecured ratings were as set forth below:

	Parent			Morgan Stanley Bank, N.A.
	Short-Term Debt	Long-Term Debt	Rating Outlook	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Negative	—	—	—
Fitch Ratings, Inc.	F1	A	Stable	F1	A	Stable
Moody’s Investor Services, Inc.	P-2	Baa1	Negative	P-2	A3	Stable
Rating and Investment Information, Inc.	a-1	A	Negative	—	—	—
Standard & Poor’s Financial Services LLC.	A-2	A-	Negative	A-1	A	Negative

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

As noted in the table above, the long-term credit ratings on the Company by Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”) are currently at different levels (commonly referred to as “split ratings”). The table below shows the future potential collateral amounts that could be called by counterparties or exchanges and clearing organizations in the event of the following credit rating scenarios for Moody’s and S&P at June 30, 2013:

Company Rating Scenario (Moody’s/S&P)	OTC Agreements	Other Agreements	Exchanges and Clearing Organizations
	(dollars in millions)
Baa1/BBB+	$464	$—	$—
Baa2/BBB	$3,056	$—	$—
Baa3/BBB-	$3,713	$320	$145

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

At June 30, 2013, the Company had approximately $1.6 billion remaining under its current share repurchase program out of the $6 billion authorized by the Board of Directors in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases by the Company are subject to regulatory approval. During the quarter and six months ended June 30, 2013, the Company did not repurchase common stock as part of its capital management share repurchase program.

In July 2013, the Company received no objection from the Federal Reserve to repurchase up to $500 million of the Company’s outstanding common stock under rules permitting annual capital distributions (12 Code of Federal Regulations 225.8, Capital Planning). Share repurchases will be made pursuant to the share repurchase program previously authorized by the Company’s Board of Directors and will be exercised from time to time through March 31, 2014, at prices the Company deems appropriate subject to various factors, including the Company’s capital position and market conditions. The share repurchases may be effected through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be suspended at any time (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

The Board of Directors determines the declaration and payment of dividends on a quarterly basis. In July 2013, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05. In June 2013, the Company also announced that the Board of Directors declared a quarterly dividend of $252.78 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25278) and a quarterly dividend of $25.00 per share of Series C Non-Cumulative Non-Voting Perpetual Preferred Stock.

The following table sets forth the Company’s tangible common equity at June 30, 2013 and December 31, 2012 and average balances during the six months ended June 30, 2013:

	Balance at		Average Balance(1)
	June 30, 2013	December 31, 2012	For the Six Months Ended June 30, 2013
	(dollars in millions)
Common equity	$61,673	$60,601	$61,231
Preferred equity	1,508	1,508	1,508

Morgan Stanley shareholders’ equity	63,181	62,109	62,739
Junior subordinated debentures issued to capital trusts	4,825	4,827	4,823
Less: Goodwill and net intangible assets(2)	(10,194)	(7,587)	(7,906)

Tangible Morgan Stanley shareholders’ equity	$57,812	$59,349	$59,656

Common equity	$61,673	$60,601	$61,231
Less: Goodwill and net intangible assets(2)	(10,194)	(7,587)	(7,906)

Tangible common equity(3)	$51,479	$53,014	$53,325

(1)	The Company calculates its average balances based upon month-end balances.
(2)	The goodwill and net intangible assets deduction exclude mortgage servicing rights (net of disallowable mortgage servicing rights) of $8 million and $6 million at June 30, 2013 and December 31, 2012, respectively, and include only the Company’s share of the Wealth Management JV’s goodwill and intangible assets at each respective period (100% at June 30, 2013 and 65% at December 31, 2012) (see Note 3 to the condensed consolidated financial statements). The increase in goodwill and net intangible assets at June 30, 2013 from December 31, 2012 is primarily due to the purchase of the remaining 35% interest in the Wealth Management JV.
(3)	Tangible common equity, a non-GAAP financial measure, equals common equity less goodwill and net intangible assets as defined above. The Company views tangible common equity as a useful measure to investors because it is a commonly utilized metric and reflects the common equity deployed in the Company’s businesses.

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

The Company calculates its capital ratios and RWAs in accordance with the capital adequacy standards for financial holding companies adopted by the Federal Reserve. These standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. On January 1, 2013, the U.S. banking regulators’ rules to implement the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5”, became effective, which increased the capital requirements for securitizations and correlation trading within the Company’s trading book, as well as incorporated add-ons for stressed VaR and incremental risk requirements (“market risk capital framework amendment”). The Company’s capital ratios and RWAs for quarters subsequent to the Basel 2.5 effective date were calculated under this revised framework. The Company’s capital ratios and RWAs for quarters prior to the Basel 2.5 effective date have not been recalculated under the revised framework. RWAs reflect both on and off-balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations.

Market RWAs reflect capital charges attributable to the risk of loss resulting from adverse changes in market prices and other factors. For a further discussion of the Company’s market risks and models such as VaR model, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of the Form 10-K and in Part I, Item 3 herein.

Credit RWAs reflect capital charges attributable to the risk of loss arising from a borrower or counterparty failing to meet its financial obligations. For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of the Form 10-K and in Part I, Item 3 herein.

Under the Federal Reserve’s existing regulatory capital framework, total allowable capital is composed of Tier 1 capital, which includes Tier 1 common capital, and Tier 2 capital. Tier 1 common capital is defined as Tier 1 capital less qualifying perpetual preferred stock and qualifying restricted core capital elements (qualifying trust preferred securities and noncontrolling interests). Tier 1 capital consists predominantly of common shareholders’ equity as well as qualifying preferred stock and qualifying restricted core capital elements less goodwill, non-servicing intangible assets (excluding allowable mortgage servicing rights), net deferred tax assets (recoverable in excess of one year), an after-tax debt valuation adjustment and certain other deductions, including equity investments. The debt valuation adjustment in the below table represents the cumulative change in fair value of certain long-term and short-term borrowings that was attributable to the Company’s own instrument-specific credit spreads and is included in retained earnings. For a further discussion of fair value, see Note 4 to the condensed consolidated financial statements. As discussed below, the U.S. banking regulators have issued a final rule to implement Basel III, which changes the definition of each tier of regulatory capital.

At June 30, 2013, the Company’s capital levels calculated under Basel I, inclusive of the market risk capital framework amendment, were in excess of well-capitalized levels with ratios of Tier 1 capital to RWAs of 14.1% and total capital to RWAs of 14.9% (6% and 10% being well-capitalized for regulatory purposes, respectively). The Company’s ratio of Tier 1 common capital to RWAs was 11.8% (5% under stressed conditions is the current minimum under the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) framework). Financial holding companies, including the Company, are subject to a Tier 1 leverage ratio defined by the Federal Reserve. Consistent with the Federal Reserve’s definition, the Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the period. At June 30, 2013, the Company was in compliance with the Federal Reserve’s Tier 1 leverage requirement with a Tier 1 leverage ratio of 7.1% (5% is the current well-capitalized standard for regulatory purposes).

The following table reconciles the Company’s total shareholders’ equity to Tier 1 common, Tier 1, Tier 2 and Total allowable capital as defined by the regulations issued by the Federal Reserve and presents the Company’s consolidated capital ratios at June 30, 2013 and December 31, 2012:

	At June 30, 2013	At December 31, 2012
	(dollars in millions)
Allowable capital
Common shareholders’ equity	$61,673	$60,601
Less: Goodwill	(6,600)	(6,650)
Less: Non-servicing intangible assets	(3,594)	(3,777)
Less: Net deferred tax assets	(3,546)	(4,785)
After-tax debt valuation adjustment	913	823
Other deductions	(1,243)	(1,418)

Tier 1 common capital	47,603	44,794

Qualifying preferred stock	1,508	1,508
Qualifying restricted core capital elements	7,669	8,058

Tier 1 capital	56,780	54,360

Qualifying subordinated debt and restricted core capital elements	3,730	2,783
Other qualifying amounts	235	197
Other deductions	(758)	(714)

Tier 2 capital	3,207	2,266

Total allowable capital	$59,987	$56,626

Risk-weighted assets(1)
Market risk	$142,966	$54,042
Credit risk	260,459	252,704

Total	$403,425	$306,746

Capital ratios
Total capital ratio(1)	14.9%	18.5%

Tier 1 common capital ratio(1)	11.8%	14.6%

Tier 1 capital ratio(1)	14.1%	17.7%

Tier 1 leverage ratio	7.1%	7.1%

(1)	Effective January 1, 2013, in accordance with the U.S. banking regulators’ rules the Company implemented the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5”, which increased the capital requirement for securitizations and correlation trading within the Company’s trading book as well as incorporated add-ons for stressed VaR and incremental risk requirements. Under the market risk capital framework amendment, total RWAs would have been approximately $424 billion at December 31, 2012. At December 31, 2012, the capital ratios would have been approximately as follows: Total capital ratio 13.4%, Tier 1 common capital ratio 10.6% and Tier 1 capital ratio 12.8%.

In November 2011 the Federal Reserve issued a final rule regarding capital plans. The final rule requires large bank holding companies such as the Company to submit annual capital plans in order for the Federal Reserve to assess their systems and processes that incorporate forward-looking projections of revenues and losses to monitor and maintain their internal capital adequacy. The rule also requires that such companies receive no objection from the Federal Reserve before making a capital action.

In addition, the Dodd-Frank Act imposes stress test requirements on large bank holding companies, including the Company. In October 2012, the Federal Reserve issued its stress test final rule under the Dodd-Frank Act, which requires the Company to conduct semi-annual company-run stress tests. In July 2013, the Company submitted its 2013 semi-annual capital plan to the Federal Reserve. The rule also subjects the Company to an annual supervisory stress test conducted by the Federal Reserve.

The Company submitted its 2013 annual capital plan to the Federal Reserve in January 2013. In March 2013, the Federal Reserve published a summary of the supervisory stress test results of each company subject to the final rule, including the Company. The Company received no objection to its 2013 capital plan, including the acquisition of the remaining 35% interest in the Wealth Management JV, which was completed on June 28, 2013, and ongoing payment of current common and preferred dividends.

The Dodd-Frank Act also requires a national bank or federal savings association with total consolidated assets of more than $10 billion to conduct an annual company-run stress test. Beginning in 2012, the OCC’s implementing regulation required national banks with $50 billion or more in average total consolidated assets, including MSBNA, to conduct its first Dodd-Frank stress test. MSBNA submitted its stress test results to the OCC and the Federal Reserve in January 2013. The OCC’s regulation also requires a national bank with more than $10 billion but less than $50 billion in average total consolidated assets, including MSPBNA, to submit the results of its first Dodd-Frank stress test by March 31, 2014.

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

In December 2010, the Basel Committee reached an agreement on Basel III. In July 2013, the U.S. banking regulators issued the U.S. Basel III final rule. The U.S. Basel III final rule contains new capital standards that raise the capital requirements, strengthen counterparty credit risk capital requirements and replace the use of externally developed credit ratings with alternatives such as the Organisation for Economic Co-operation and Development’s country risk classifications. The U.S. Basel III final rule also requires certain banking organizations, including the Company, to maintain both a capital conservation buffer and, if deployed, a countercyclical capital buffer, above the minimum risk-based capital ratios. Failure to maintain such buffers will result in restrictions on the banking organization’s ability to make capital distributions and pay discretionary bonuses to executive officers. The U.S. Basel III final rule also subjects certain banking organizations, including the Company, to a minimum supplementary leverage ratio of 3%. The calibration of the supplementary leverage ratio is broadly similar to the December 2010 version of the Basel III leverage ratio and includes off-balance sheet exposures in the denominator.

The Company and other large and internationally active U.S. banking organizations will become subject to the U.S. Basel III final rule beginning on January 1, 2014. Certain requirements in the U.S. Basel III final rule, including the new capital buffers, will be phased in over several years. Pursuant to the U.S. Basel III final rule, existing trust preferred securities will be fully phased out of the Company’s Tier 1 capital by January 1, 2016. Thereafter, existing trust preferred securities that do not satisfy the U.S. Basel III final rule’s eligibility criteria for Tier 2 capital will be phased out of the Company’s regulatory capital by January 1, 2022.

In June 2011, the U.S. banking regulators published final regulations implementing a provision of the Dodd-Frank Act requiring that certain institutions supervised by the Federal Reserve, including the Company, be subject to minimum capital requirements that are not less than the generally applicable risk-based capital requirements. Currently, this minimum “capital floor” is based on Basel I. Beginning January 1, 2015, the U.S. Basel III final rule will replace the current Basel I-based “capital floor” with a standardized approach that, among other things, modifies the existing risk weights for certain types of asset classes and which is applicable to both minimum capital requirements and the sum of conservation and countercyclical capital buffer if deployed.

In addition to the U.S. Basel III final rule, the Dodd-Frank Act requires the Federal Reserve to establish more stringent capital requirements for certain bank holding companies, including Morgan Stanley. The Federal Reserve has indicated that it intends to implement the Basel Committee’s capital surcharge for global systemically important banks (“G-SIB”). The Financial Stability Board has provisionally identified the G-SIBs and assigned each G-SIB a Common Equity Tier 1 capital surcharge ranging from 1.0% to 2.5% of RWAs. Morgan Stanley is provisionally assigned a G-SIB capital surcharge of 1.5%. The Financial Stability Board has stated that it intends to update the list of G-SIBs annually based on new data.

The Company estimates its pro forma risk-based Common Equity Tier 1 capital ratio under the U.S. Basel III final rule to be approximately 9.9% as of June 30, 2013. This estimate is based on a preliminary assessment of the U.S. Basel III final rule and other factors, including approvals of relevant advanced approach regulatory models. If the Company does not receive the model approvals, this could have a significant impact on its U.S. Basel III capital ratio estimates. In addition, the estimate may not be comparable with that of other financial services firms. The pro forma risk-based Common Equity Tier 1 capital ratio is a non-GAAP financial measure that the Company considers to be a useful measure for evaluating compliance with new regulatory capital requirements that have not yet become effective. The pro forma risk-based Common Equity Tier 1 capital ratio estimate is based on shareholders’ equity, Common Equity Tier 1 capital, RWAs and certain other data inputs at June 30, 2013. This preliminary estimate is subject to risks and uncertainties that may cause actual results to differ materially and should not be taken as a projection of what the Company’s capital ratios, RWAs, earnings or other results will actually be at future dates. For a discussion of risks and uncertainties that may affect the future results of the Company, please see “Risk Factors” in Part I, Item 1A of the Form 10-K.

In July 2013, the U.S. banking regulators proposed a rule to implement enhanced supplementary leverage standards for bank holding companies (and their insured depository institutions subsidiaries) with at least $700 billion in total consolidated assets or $10 trillion in assets under custody. Under this proposal the regulators would establish a leverage buffer of Tier 1 capital of 2% for bank holding companies in scope, in addition to the 3% minimum (for a total of 5%), in order to avoid limitations on capital distributions and discretionary bonus payments. This proposal would further establish a “well capitalized” threshold of 6% for insured depository institution subsidiaries, including MSBNA and MSPBNA. If the proposal is adopted, its requirements would become effective on January 1, 2018 with public disclosure beginning in 2015.

Required Capital.

The Company’s required capital (“Required Capital”) estimation is based on the Required Capital Framework, an internal capital adequacy measure. This framework is a risk-based use-of-capital measure, which is compared with the Company’s regulatory capital to help ensure the Company maintains an amount of risk-based going concern capital after absorbing potential losses from extreme stress events where applicable, at a point in time. The Company defines the difference between its regulatory capital and aggregate Required Capital as Parent capital. Average Tier 1 common capital, aggregate Required Capital and Parent capital for the quarter ended June 30, 2013 were approximately $47.1 billion, $39.0 billion and $8.1 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, organic growth, acquisitions and other capital needs.

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

The following table presents the business segments’ and Parent’s average Tier 1 common capital and average common equity for the quarter ended June 30, 2013 and the quarter ended March 31, 2013:

	June 30, 2013		March 31, 2013
	Average Tier 1 Common Capital	Average Common Equity	Average Tier 1 Common Capital	Average Common Equity
		(dollars in billions)
Institutional Securities	$33.1	$38.3	$34.2	$39.9
Wealth Management	4.2	13.3	4.1	13.4
Investment Management	1.7	2.8	1.6	2.8
Parent capital(1)	8.1	7.1	5.8	4.8

Total	$47.1	$61.5	$45.7	$60.9

(1)	Average Parent capital increased from the quarter ended March 31, 2013 driven mainly by the reduction in RWAs in fixed income and accretion of net income.

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

Off-Balance Sheet Arrangements with Unconsolidated Entities.

The Company enters into various arrangements with unconsolidated entities, including variable interest entities (“VIE”), primarily in connection with its Institutional Securities and Investment Management business segments. See “Off-Balance Sheet Arrangements with Unconsolidated Entities” included in Part II, Item 7, of the Form 10-K and Note 7 to the condensed consolidated financial statements for further information.

See Note 12 to the condensed consolidated financial statements for further information on guarantees.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at June 30, 2013 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at June 30, 2013
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$953	$14	$—	$1	$968
Investment activities	729	104	36	270	1,139
Primary lending commitments—investment grade(1)	8,020	15,798	34,344	562	58,724
Primary lending commitments—non-investment grade(1)	3,053	4,882	9,381	3,841	21,157
Secondary lending commitments(2)	38	31	20	21	110
Commitments for secured lending transactions	636	14	15	—	665
Forward starting reverse repurchase agreements and securities borrowing agreements(3)(4)	46,549	—	—	—	46,549
Commercial and residential mortgage-related commitments	2,088	30	332	283	2,733
Other commitments	2,237	350	153	111	2,851

Total	$64,303	$21,223	$44,281	$5,089	$134,896

(1)	This amount includes $41.8 billion of investment grade and $9.5 billion of non-investment grade unfunded commitments accounted for as held for investment and $4.9 billion of investment grade and $7.4 billion of non-investment grade unfunded commitments accounted for as held for sale at June 30, 2013. The remainder of these lending commitments is carried at fair value.
(2)	These commitments are recorded at fair value within Trading assets and Trading liabilities in the condensed consolidated statements of financial condition (see Note 4 to the condensed consolidated financial statements).
(3)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to June 30, 2013 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and of the total amount at June 30, 2013, $41.8 billion settled within three business days.
(4)	The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $1.9 billion.

Effects of Inflation and Changes in Foreign Exchange Rates.

To the extent that a worsening inflation outlook results in rising interest rates or has negative impacts on the valuation of financial instruments that exceed the impact on the value of the Company’s liabilities, it may adversely affect the Company’s financial position and profitability. Rising inflation may also result in increases in the Company’s non-interest expenses that may not be readily recoverable in higher prices of services offered.

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

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, the Company incurs market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of the Company’s Value-at-Risk (“VaR”) for market risk exposures is generated. In addition, the Company incurs trading-related market risk within the Wealth Management business segment. The Investment Management business segment incurs principally Non-trading market risk primarily from capital investments in real estate funds and investments in private equity vehicles. For a further discussion of the Company’s Market Risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

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

The Company uses VaR as one of a range of risk management tools. Among their benefits, VaR models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks and portfolio assets. One key element of the VaR model is that it reflects risk reduction due to portfolio diversification or hedging activities. However, VaR has various limitations, which include, but are not limited to: use of historical changes in market risk factors, which may not be accurate predictors of future market conditions, and may not fully incorporate the risk of extreme market events that are outsized relative to observed historical market behavior or reflect the historical distribution of results beyond the 95% confidence interval; and reporting of losses in a single day, which does not reflect the risk of positions that cannot be liquidated or hedged in one day. A small proportion of market risk generated by trading positions is not included in VaR. The modeling of the risk characteristics of some positions relies on approximations that, under certain circumstances, could produce significantly different results from those produced using more precise measures. VaR is most appropriate as a risk measure for trading positions in liquid financial markets and will understate the risk associated with severe events, such as periods of extreme illiquidity. The Company is aware of these and other limitations and, therefore, uses VaR as only one component in its risk management oversight process. This process also incorporates stress testing and scenario analyses and extensive risk monitoring, analysis, and control at the trading desk, division and Company levels.

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

VaR statistics are not readily comparable across firms because of differences in the firms’ portfolios, modeling assumptions and methodologies. These differences can result in materially different VaR estimates across firms for similar portfolios. The impact of such differences varies depending on the factor history assumptions, the frequency with which the factor history is updated, and the confidence level. As a result, VaR statistics are more useful when interpreted as indicators of trends in a firm’s risk profile, rather than as an absolute measure of risk to be compared across firms.

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

Trading Risks.

The table below presents the Company’s 95%/one-day Management VaR:

Table 1: 95% Management VaR	95%/One-Day VaR for the Quarter Ended June 30, 2013				95%/One-Day VaR for the Quarter Ended March 31, 2013
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$46	$46	$56	$39	$48	$61	$76	$47
Equity price	17	19	33	15	17	18	27	15
Foreign exchange rate	14	13	19	8	15	11	16	7
Commodity price	23	24	31	18	23	20	26	16
Less: Diversification benefit(1)(2)	(48)	(47)	N/A	N/A	(47)	(44)	N/A	N/A

Primary Risk Categories	$52	$55	$73	$51	$56	$66	$78	$52

Credit Portfolio	16	14	16	12	14	16	18	14
Less: Diversification benefit(1)(2)	(8)	(8)	N/A	N/A	(8)	(10)	N/A	N/A

Total Management VaR	$60	$61	$77	$56	$62	$72	$85	$59

(1)	Diversification benefit equals the difference between the total Management VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.
(2)	N/A—Not Applicable. The high and low VaR values for the total Management VaR and each of the component VaRs might have occurred on different days during the quarter, and therefore the diversification benefit is not an applicable measure.

The Company’s average Management VaR for the Primary Risk Categories for the quarter ended June 30, 2013 was $55 million compared with $66 million for the quarter ended March 31, 2013. This decrease was primarily driven by reduced risk in interest rate products.

The average Credit Portfolio VaR for the quarter ended June 30, 2013 was $14 million compared with $16 million for the quarter ended March 31, 2013. This reduction was driven by reduced counterparty credit risk as well as the transition of loans held at fair value to loans held for investment (net of allowance).

The average Total Management VaR for the quarter ended June 30, 2013 was $61 million compared with $72 million for the quarter ended March 31, 2013. This decrease was driven by the reduced risk in Primary Risk Categories.

Distribution of VaR Statistics and Net Revenues for the quarter ended June 30, 2013.

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

The distribution of VaR Statistics and Net Revenues are presented in the histograms below for both the Primary Risk Categories and the Total Trading populations.

Primary Risk Categories.

As shown in Table 1, the Company’s average 95%/one-day Primary Risk Categories VaR for the quarter ended June 30, 2013 was $55 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Primary Risk Categories VaR for the quarter ended June 30, 2013, which was in a range between $51 million and $59 million for approximately 91% of the trading days during the quarter.

The histogram below shows the distribution of daily net trading revenues for the Company’s businesses that comprise the Primary Risk Categories for the quarter ended June 30, 2013. This excludes non-trading revenues of these businesses and revenues associated with the Company’s own credit risk. During the quarter ended June 30, 2013, the Company’s businesses that comprise the Primary Risk Categories experienced net trading losses on 12 days, of which 1 day was in excess of the 95%/one-day Primary Risk Categories VaR.

Total Trading—including the Primary Risk Categories and the Credit Portfolio.

As shown in Table 1, the Company’s average 95%/one-day Total Management VaR, which includes the Primary Risk Categories and the Credit Portfolio, for the quarter ended June 30, 2013 was $61 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Total Management VaR for the quarter ended June 30, 2013, which was in a range between $56 million and $64 million for approximately 86% of trading days during the quarter.

The histogram below shows the distribution of daily net trading revenues for the Company’s Trading businesses for the quarter ended June 30, 2013. This excludes non-trading revenues of these businesses and revenues associated with the Company’s own credit risk. During the quarter ended June 30, 2013, the Company experienced net trading losses on 12 days, of which no day was in excess of the 95%/one-day Management VaR.

Non-Trading Risks.

The Company believes that sensitivity analysis is an appropriate representation of the Company’s non-trading risks. Reflected below is this analysis, which covers substantially all of the non-trading risk in the Company’s portfolio.

Counterparty Exposure Related to the Company’s Own Spread.

The credit spread risk relating to the Company’s own mark-to-market derivative counterparty exposure is managed separately from VaR. The credit spread risk sensitivity of this exposure corresponds to an increase in value of approximately $5 million for each 1 basis point widening in the Company’s credit spread level for both June 30, 2013 and March 31, 2013.

Funding Liabilities.

The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $11 million and $12 million for each 1 basis point widening in the Company’s credit spread level for June 30, 2013 and March 31, 2013, respectively.

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

	June 30, 2013		March 31, 2013
	+100 Basis Points	+200 Basis Points	+100 Basis Points	+200 Basis Points
	(dollars in millions)
Impact on income from continuing operations before income taxes	$655	$1,099	$581	$874

Investments.

The Company makes investments in both public and private companies. These investments are predominantly equity positions with long investment horizons, the majority of which are for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net income associated with a 10% decline in investment values.

	10% Sensitivity
Investments	June 30, 2013	March 31, 2013
	(dollars in millions)
Investments related to Investment Management activities:
Hedge fund investments	$102	$115
Private equity and infrastructure funds	132	130
Real estate funds	138	138

Other investments:
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd	143	144
Other Company investments	262	261

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

Lending Activities.

The Company provides loans to a variety of customers, from large corporate and institutional clients to high net worth individuals. In addition, the Company purchases loans in the secondary market. The table below summarizes the Company’s loans classified as loans held for investment and loans held for sale in Loans and loans carried at fair value in Trading assets in the condensed consolidated statements of financial condition at June 30, 2013. See Notes 4 and 8 to the condensed consolidated financial statements for further information.

	Institutional Securities Corporate Lending(1)	Institutional Securities Other(2)	Wealth Management(3)	Total
	(dollars in millions)
Commercial and industrial	$6,604	$1,179	$3,272	$11,055
Consumer loans	—	107	9,344	9,451
Residential real estate loans	—	1	7,597	7,598
Wholesale real estate loans	—	851	7	858

Loans held for investment, net of allowance	6,604	2,138	20,220	28,962

Loans held for sale	5,481	—	128	5,609

Loans held at fair value	4,525	9,706	—	14,231

Total loans	$16,610	$11,844	$20,348	$48,802

(1)	In addition to loans, at June 30, 2013, $51.3 billion of unfunded lending commitments were accounted for as held for investment, $12.3 billion of unfunded lending commitments were accounted for as held for sale and $16.3 billion of unfunded lending commitments were accounted for at fair value.
(2)	In addition to loans, at June 30, 2013, $0.5 billion of unfunded lending commitments were accounted for as held for investment and $1.2 billion of unfunded lending commitments were accounted for at fair value.
(3)	In addition to loans, at June 30, 2013, $4.4 billion of unfunded lending commitments were accounted for as held for investment and $0.2 billion of unfunded lending commitments were accounted for as held for sale.

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

The table below presents the Company’s credit exposure from its corporate lending positions and lending commitments, which is measured in accordance with the Company’s internal risk management standards at June 30, 2013. The “total corporate lending exposure” column includes funded and unfunded loans and lending commitments. Lending commitments represent legally binding obligations to provide funding to clients at June 30, 2013 for all lending transactions. Since commitments associated with these business activities may expire unused or may not be utilized to full capacity, they do not necessarily reflect the actual future cash funding requirements.

Corporate Lending Commitments and Funded Loans at June 30, 2013

	Years to Maturity				Total Corporate Lending Exposure(2)
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$647	$89	$121	$24	$881
AA	2,860	1,678	4,728	68	9,334
A	2,454	4,585	11,557	374	18,970
BBB	3,320	12,419	20,251	824	36,814

Investment grade	9,281	18,771	36,657	1,290	65,999
Non-investment grade	4,177	6,291	13,006	5,160	28,634

Total	$13,458	$25,062	$49,663	$6,450	$94,633

(1)	Obligor credit ratings are determined by the Credit Risk Management Department.
(2)	Total corporate lending exposure represents the Company’s potential loss assuming the market price of funded loans and lending commitments was zero.

At June 30, 2013, the aggregate amount of investment grade funded loans was $7.3 billion and the aggregate amount of non-investment grade funded loans was $7.5 billion. In connection with these corporate lending activities (which include corporate funded and unfunded loans and lending commitments), the Company had hedges (which include “single name,” “sector” and “index” hedges) with a notional amount of $10.1 billion related to the total corporate lending exposure of $94.6 billion at June 30, 2013.

“Event-Driven” Loans and Lending Commitments at June 30, 2013.

Included in the total corporate lending exposure amounts in the table above at June 30, 2013 were “event-driven” exposures of $15.0 billion composed of funded loans of $2.4 billion and lending commitments of $12.6 billion. Included in the “event-driven” exposure at June 30, 2013 were $10.3 billion of loans and lending commitments to non-investment grade borrowers. The maturity profile of the “event-driven” loans and lending commitments at June 30, 2013 was as follows: 34% will mature in less than 1 year, 22% will mature within 1 to 3 years, 22% will mature within 3 to 5 years and 22% will mature in over 5 years.

At June 30, 2013, $724 million of the Company’s “event-driven” loans were on a non-accrual basis; all other “event-driven” loans were current. These loans primarily are those the Company originated prior to the financial crisis in 2008 and was unable to sell or syndicate. For loans carried at fair value that are on non-accrual status, interest income is recognized on a cash basis.

Institutional Securities Other Lending Activities.    In addition to the primary corporate lending activity described above, the Institutional Securities business segment engages in other lending activity. These loans include corporate loans purchased in the secondary market, commercial and residential mortgage loans, asset-backed loans and financing extended to equities and commodities customers. At June 30, 2013, approximately 99% of Institutional Securities Other lending activities held for investment were current; less than 1% were on non-accrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

Wealth Management Lending Activities.    The principal Wealth Management activities that result in credit risk to the Company include purpose and non-purpose securities-based lending, structured credit facilities and residential mortgage lending. At June 30, 2013, approximately 99% of the Wealth Management business segment’s loans held for investment portfolio were current. For a further discussion of the Company’s credit risks associated with Wealth Management business segment, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Global Wealth Management Group” in Part II, Item 7A of the Form 10-K.

Credit Exposure—Derivatives.

For credit exposure information on the Company’s OTC derivative products, see Note 11 to the condensed consolidated financial statements.

Credit Derivatives.    A credit derivative is a contract between a seller (guarantor) and buyer (beneficiary) of protection against the risk of a credit event occurring on one or more debt obligations issued by a specified reference entity. The beneficiary typically pays a periodic premium over the life of the contract and is protected for the period. If a credit event occurs, the guarantor is required to make payment to the beneficiary based on the terms of the credit derivative contract. Credit events, as defined in the contract, may be one or more of the following defined events: bankruptcy, dissolution or insolvency of the referenced entity, failure to pay, obligation acceleration, repudiation, payment moratorium and restructurings.

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

The Company actively monitors its counterparty credit risk related to credit derivatives. A majority of the Company’s counterparties are banks, broker-dealers, insurance and other financial institutions. Contracts with these counterparties may include provisions related to counterparty rating downgrades, which may result in additional collateral being required by the Company. As with all derivative contracts, the Company considers counterparty credit risk in the valuation of its positions and recognizes credit valuation adjustments as appropriate within Trading in the condensed consolidated statements of income.

The following table summarizes the key characteristics of the Company’s credit derivative portfolio by counterparty at June 30, 2013. The fair values shown are before the application of any counterparty or cash collateral netting. For additional credit exposure information on the Company’s credit derivative portfolio, see Note 11 to the condensed consolidated financial statements.

	At June 30, 2013
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$47,999	$45,533	$2,466	$1,449,445	$1,413,958
Insurance and other financial institutions	6,844	6,527	317	261,678	319,949
Non-financial entities	98	61	37	4,377	2,899

Total	$54,941	$52,121	$2,820	$1,715,500	$1,736,806

(1)	The Company’s CDS are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 5% of both receivable fair values and payable fair values represent Level 3 amounts (see Note 4 to the condensed consolidated financial statements).

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

The Company conducts periodic stress testing that seeks to measure the impact on the Company’s credit and market exposures of shocks stemming from negative economic or political scenarios. When deemed appropriate by the Company’s risk managers, the stress test scenarios include country exit from the Euro-zone and possible contagion effects. Second order risks such as the impact for core European banks of their peripheral exposures may also be considered. The Company also conducts legal and documentation analysis of its exposures to obligors in peripheral jurisdictions, which are defined as exposures in Greece, Ireland, Italy, Portugal and Spain (the “European Peripherals”), to identify the risk that such exposures could be redenominated into new currencies or subject to capital controls in the case of country exit from the Euro-zone. This analysis, and results of the stress tests, may result in the amendment of limits or exposure mitigation. For a further discussion of the Company’s country risk exposure, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Country Risk Exposure” in Part II, Item 7A of the Form 10-K.

The Company’s sovereign exposures consist of financial instruments entered into with sovereign and local governments. Its non-sovereign exposures comprise exposures to primarily corporations and financial institutions. The following table shows the Company’s significant non-U.S. country risk exposure except for select European countries (see the table in “Country Risk Exposure—Select European Countries” herein) at June 30, 2013. Index credit derivatives are included in the Company’s country risk exposure tables. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable/payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country which references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure column based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable/payable is reflected in the Net Inventory column based on the country of the underlying reference entity.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	Exposure Before Hedges	Hedges(4)	Net Exposure(5)
	(dollars in millions)
United Kingdom:
Sovereigns	$775	$28	$—	$—	$803	$(82)	$721
Non-sovereigns	1,679	13,435	1,491	5,145	21,750	(2,920)	18,830

Subtotal	$2,454	$13,463	$1,491	$5,145	$22,553	$(3,002)	$19,551

Germany:
Sovereigns	$1,142	$667	$—	$—	$1,809	$(1,229)	$580
Non-sovereigns	525	3,707	414	5,620	10,266	(2,102)	8,164

Subtotal	$1,667	$4,374	$414	$5,620	$12,075	$(3,331)	$8,744

Japan:
Sovereigns	$2,674	$121	$—	$—	$2,795	$(11)	$2,784
Non-sovereigns	622	3,068	33	—	3,723	(71)	3,652

Subtotal	$3,296	$3,189	$33	$—	$6,518	$(82)	$6,436

Brazil:
Sovereigns	$3,158	$—	$—	$—	$3,158	$—	$3,158
Non-sovereigns	118	274	1,195	212	1,799	(312)	1,487

Subtotal	$3,276	$274	$1,195	$212	$4,957	$(312)	$4,645

China:
Sovereigns	$496	$324	$—	$—	$820	$—	$820
Non-sovereigns	1,234	393	395	153	2,175	(45)	2,130

Subtotal	$1,730	$717	$395	$153	$2,995	$(45)	$2,950

(1)	Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, the Company transacts in these CDS positions to facilitate client trading. At June 30, 2013, gross purchased protection, gross written protection and net exposures related to single-name and index credit derivatives for those countries were $(223.1) billion, $222.5 billion and $(0.6) billion, respectively. For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” herein.
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) taking into consideration legally enforceable master netting agreements and collateral.
(3)	At June 30, 2013, the benefit of collateral received against counterparty credit exposure was $13.1 billion in the U.K., with nearly all collateral consisting of cash, U.S. and U.K. government obligations, and $15.2 billion in Germany with 98% of collateral consisting of cash and government obligations of France, Belgium and Netherlands. The benefit of collateral received against counterparty credit exposure in the three other countries totaled approximately $2.3 billion, with collateral primarily consisting of cash, U.S. and Japan government obligations. These amounts do not include collateral received on secured financing transactions.
(4)	Represents CDS hedges (purchased and sold) on net counterparty exposure and funded lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for the Company. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(5)	In addition, at June 30, 2013, the Company had exposure to these countries for overnight deposits with banks of approximately $6.8 billion.

Country Risk Exposure—Select European Countries.    In connection with certain of its Institutional Securities business segment activities, the Company has exposure to many foreign countries. During the quarter ended June 30, 2013, certain European countries, which include the European Peripherals and France, continued to experience challenges to their creditworthiness due to weakness in their economic and fiscal situations. The following table shows the Company’s exposure to the European Peripherals and France at June 30, 2013. Country exposure is measured in accordance with the Company’s internal risk management standards and includes obligations from sovereign and non-sovereigns, which includes governments, corporations, clearinghouses and financial institutions.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	CDS Adjustment(4)	Exposure Before Hedges	Hedges(5)	Net Exposure
	(dollars in millions)
Greece:
Sovereigns	$15	$42	$—	$—	$—	$57	$—	$57
Non-sovereigns	50	9	—	—	—	59	(42)	17

Subtotal	$65	$51	$—	$—	$—	$116	$(42)	$74

Ireland:
Sovereigns	$63	$3	$—	$—	$5	$71	$11	$82
Non-sovereigns	166	47	—	—	18	231	(7)	224

Subtotal	$229	$50	$—	$—	$23	$302	$4	$306

Italy:
Sovereigns	$394	$322	$—	$—	$472	$1,188	$(213)	$975
Non-sovereigns	445	589	160	883	91	2,168	(432)	1,736

Subtotal	$839	$911	$160	$883	$563	$3,356	$(645)	$2,711

Spain:
Sovereigns	$465	$7	$—	$—	$17	$489	$10	$499
Non-sovereigns	110	275	94	1,051	154	1,684	(370)	1,314

Subtotal	$575	$282	$94	$1,051	$171	$2,173	$(360)	$1,813

Portugal:
Sovereigns	$(35)	$(1)	$—	$—	$32	$(4)	$(42)	$(46)
Non-sovereigns	(36)	28	194	—	22	208	(6)	202

Subtotal	$(71)	$27	$194	$—	$54	$204	$(48)	$156

Sovereigns	$902	$373	$—	$—	$526	$1,801	$(234)	$1,567
Non-sovereigns	735	948	448	1,934	285	4,350	(857)	3,493

Total
European
Peripherals(6)	$1,637	$1,321	$448	$1,934	$811	$6,151	$(1,091)	$5,060

France(6):
Sovereigns	$(340)	$24	$—	$—	$32	$(284)	$(222)	$(506)
Non-sovereigns	1	3,057	183	1,974	173	5,388	(532)	4,856

Total France(6)	$(339)	$3,081	$183	$1,974	$205	$5,104	$(754)	$4,350

(1)	Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, the Company transacts in these CDS positions to facilitate client trading. At June 30, 2013, gross purchased protection, gross written protection and net exposures related to single-name and index credit derivatives for the European Peripherals were $(129.3) billion, $129.1 billion and $(0.2) billion, respectively. Gross purchased protection, gross written protection and net exposures related to single-name and index credit derivatives for France were $(88.8) billion, $87.8 billion and $(1.0) billion, respectively. For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” herein.

(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral.
(3)	At June 30, 2013, the benefit of collateral received against counterparty credit exposure was $4.0 billion in the European Peripherals with nearly all collateral consisting of cash and German government obligations and $6.3 billion in France with nearly all collateral consisting of cash and U.S. government obligations. These amounts do not include collateral received on secured financing transactions.
(4)	CDS adjustment represents credit protection purchased from European Peripherals’ banks on European Peripherals’ sovereign and financial institution risk or French banks on French sovereign and financial institution risk. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(5)	Represents CDS hedges (purchased and sold) on net counterparty exposure and funded lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for the Company. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(6)	In addition, at June 30, 2013, the Company had European Peripherals and French exposure for overnight deposits with banks of approximately $133 million and $17 million, respectively.

Industry Exposure—Corporate Lending and OTC Derivative Products.    The Company also monitors its credit exposure to individual industries for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivative contracts.

The following tables show the Company’s credit exposure from its primary corporate loans and lending commitments and OTC derivative products by industry at June 30, 2013:

Industry	Corporate Lending Exposure
(dollars in millions)
Energy	$12,363
Consumer staples	10,932
Consumer discretionary	10,403
Utilities	9,801
Industrials	8,964
Healthcare	8,279
Funds, exchanges and other financial services(1)	7,024
Information technology	6,496
Real Estate	4,905
Materials	4,835
Telecommunications services	4,825
Other	5,806

Total	$94,633

Industry	OTC Derivative Products(2)
(dollars in millions)
Banks and securities firms	$4,234
Utilities	3,414
Funds, exchanges and other financial services(1)	2,908
Special purpose vehicles	2,660
Regional governments	2,098
Healthcare	1,249
Sovereign governments	1,123
Industrials	1,090
Not-for-profit organizations	898
Insurance	861
Other	3,874

Total	$24,409

(1)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.
(2)	For further information on derivative instruments and hedging activities, see Note 11 to the condensed consolidated financial statements.

Item 4.	Controls and Procedures.

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

	Three Months Ended June 30, 2013
	Average Weekly Balance	Interest	Annualized Average Rate

	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$126,580	$521	1.7%
Non-U.S.	104,393	92	0.4
Securities available for sale:
U.S.	41,126	110	1.1
Loans:
U.S.	31,937	254	3.2
Non-U.S.	532	24	18.3
Interest bearing deposits with banks:
U.S.	21,541	15	0.3
Non-U.S.	8,793	10	0.5
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	185,772	(84)	(0.2)
Non-U.S.	96,984	150	0.6
Other:
U.S.	61,827	185	1.2
Non-U.S.	20,478	145	2.9

Total	$699,963	$1,422	0.8%

Non-interest earning assets	128,296

Total assets	$828,259

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$79,284	$41	0.2%
Non-U.S.	316	—	—
Commercial paper and other short-term borrowings:
U.S.	1,041	—	—
Non-U.S.	1,326	5	1.5
Long-term debt:
U.S.	154,864	900	2.4
Non-U.S.	14,033	17	0.5
Trading liabilities(1):
U.S.	31,755	—	—
Non-U.S.	60,176	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	108,117	188	0.7
Non-U.S.	74,909	330	1.8
Other:
U.S.	96,971	(304)	(1.3)
Non-U.S.	37,064	41	0.4

Total	$659,856	$1,218	0.7

Non-interest bearing liabilities and equity	168,403

Total liabilities and equity	$828,259

Net interest income and net interest rate spread		$204	0.1%

(1)	Interest expense on Trading liabilities is reported as a reduction of Interest income on Trading assets.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended June 30, 2012
	Average Weekly Balance	Interest	Annualized Average Rate

	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$132,966	$535	1.6%
Non-U.S.	79,886	127	0.6
Securities available for sale:
U.S.	32,082	76	1.0
Loans:
U.S.	18,390	130	2.9
Non-U.S.	283	9	12.9
Interest bearing deposits with banks:
U.S.	26,556	8	0.1
Non-U.S.	11,448	16	0.6
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	189,565	(58)	(0.1)
Non-U.S.	103,320	104	0.4
Other:
U.S.	49,027	149	1.2
Non-U.S.	18,705	227	4.9

Total	$662,228	$1,323	0.8%

Non-interest earning assets	122,136

Total assets	$784,364

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$66,381	$45	0.3%
Non-U.S.	117	—	—
Commercial paper and other short-term borrowings:
U.S.	102	1	4.0
Non-U.S.	1,714	10	2.4
Long-term debt:
U.S.	164,426	1,066	2.6
Non-U.S.	7,035	21	1.2
Trading liabilities(1):
U.S.	40,299	—	—
Non-U.S.	56,470	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	94,431	243	1.0
Non-U.S.	60,488	286	1.9
Other:
U.S.	83,553	(451)	(2.2)
Non-U.S.	34,641	262	3.1

Total	$609,657	$1,483	1.0

Non-interest bearing liabilities and equity	174,707

Total liabilities and equity	$784,364

Net interest income and net interest rate spread		$(160)	(0.2)%

(1)	Interest expense on Trading liabilities is reported as a reduction of Interest income on Trading assets.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Six Months Ended June 30, 2013
	Average Weekly Balance	Interest	Annualized Average Rate

	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$127,382	$1,048	1.7%
Non-U.S.	100,285	169	0.3
Securities available for sale:
U.S.	41,269	206	1.0
Loans:
U.S.	30,292	488	3.3
Non-U.S.	542	34	12.7
Interest bearing deposits with banks:
U.S.	22,018	30	0.3
Non-U.S.	8,203	21	0.5
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	188,330	(86)	(0.1)
Non-U.S.	99,587	244	0.5
Other:
U.S.	62,917	371	1.2
Non-U.S.	18,528	295	3.2

Total	$699,353	$2,820	0.8%

Non-interest earning assets	126,957

Total assets	$826,310

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$80,416	$82	0.2%
Non-U.S.	309	—	—
Commercial paper and other short-term borrowings:
U.S.	910	1	0.2
Non-U.S.	1,020	13	2.6
Long-term debt:
U.S.	157,661	1,842	2.4
Non-U.S.	11,976	35	0.6
Trading liabilities(1):
U.S.	36,289	—	—
Non-U.S.	60,629	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	105,574	394	0.8
Non-U.S.	72,356	574	1.6
Other:
U.S.	94,344	(593)	(1.3)
Non-U.S.	34,403	83	0.5

Total	$655,887	$2,431	0.8

Non-interest bearing liabilities and equity	170,423

Total liabilities and equity	$826,310

Net interest income and net interest rate spread		$389	—%

(1)	Interest expense on Trading liabilities is reported as a reduction of Interest income on Trading assets.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Six Months Ended June 30, 2012
	Average Weekly Balance	Interest	Annualized Average Rate

	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$132,273	$1,166	1.8%
Non-U.S.	83,597	287	0.7
Securities available for sale:
U.S.	31,795	162	1.0
Loans:
U.S.	17,158	242	2.9
Non-U.S.	239	15	12.7
Interest bearing deposits with banks:
U.S.	27,612	13	0.1
Non-U.S.	12,049	38	0.6
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	186,359	(95)	(0.1)
Non-U.S.	101,564	254	0.5
Other:
U.S.	49,863	381	1.5
Non-U.S.	16,239	402	5.0

Total	$658,748	$2,865	0.9%

Non-interest earning assets	126,274

Total assets	$785,022

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$65,957	$90	0.3%
Non-U.S.	153	—	—
Commercial paper and other short-term borrowings:
U.S.	395	3	1.5
Non-U.S.	2,017	21	2.1
Long-term debt:
U.S.	168,927	2,306	2.8
Non-U.S.	6,903	35	1.0
Trading liabilities(1):
U.S.	35,423	—	—
Non-U.S.	54,579	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	95,344	414	0.9
Non-U.S.	61,356	578	1.9
Other:
U.S.	81,855	(835)	(2.1)
Non-U.S.	34,701	472	2.8

Total	$607,610	$3,084	1.0

Non-interest bearing liabilities and equity	177,412

Total liabilities and equity	$785,022

Net interest income and net interest rate spread		$(219)	(0.1)%

(1)	Interest expense on Trading liabilities is reported as a reduction of Interest income on Trading assets.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

The following tables set forth an analysis of the effect on net interest income of volume and rate changes:

	Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading Assets:
U.S.	$(26)	$12	$(14)
Non-U.S.	39	(74)	(35)
Securities available for sale:
U.S.	21	13	34
Loans:
U.S.	96	28	124
Non-U.S.	8	7	15
Interest bearing deposits with banks:
U.S.	(2)	9	7
Non-U.S.	(4)	(2)	(6)
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	1	(27)	(26)
Non-U.S.	(6)	52	46
Other:
U.S.	39	(3)	36
Non-U.S.	22	(104)	(82)

Change in interest income	$188	$(89)	$99

Interest bearing liabilities
Deposits:
U.S.	$9	$(13)	$(4)
Commercial paper and other short-term borrowings:
U.S.	9	(10)	(1)
Non-U.S.	(2)	(3)	(5)
Long-term debt:
U.S.	(62)	(104)	(166)
Non-U.S.	21	(25)	(4)
Securities sold under agreements to repurchase and Securities loaned:
U.S.	35	(90)	(55)
Non-U.S.	68	(24)	44
Other:
U.S.	(72)	219	147
Non-U.S.	18	(239)	(221)

Change in interest expense	$24	$(289)	$(265)

Change in net interest income	$164	$200	$364

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

	Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading assets:
U.S.	$(43)	$(75)	$(118)
Non-U.S.	57	(175)	(118)
Securities available for sale:
U.S.	48	(4)	44
Loans:
U.S.	185	61	246
Non-U.S.	19	—	19
Interest bearing deposits with banks:
U.S.	(3)	20	17
Non-U.S.	(12)	(5)	(17)
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	(1)	10	9
Non-U.S.	(5)	(5)	(10)
Other:
U.S.	101	(111)	(10)
Non-U.S.	57	(164)	(107)

Change in interest income	$403	$(448)	$(45)

Interest bearing liabilities
Deposits:
U.S.	$20	$(28)	$(8)
Commercial paper and other short-term borrowings:
U.S.	4	(6)	(2)
Non-U.S.	(10)	2	(8)
Long-term debt:
U.S.	(154)	(310)	(464)
Non-U.S.	26	(26)	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	44	(64)	(20)
Non-U.S.	104	(108)	(4)
Other:
U.S.	(128)	370	242
Non-U.S.	(4)	(385)	(389)

Change in interest expense	$(98)	$(555)	$(653)

Change in net interest income	$501	$107	$608

Part II—Other Information.

Item 1.	Legal Proceedings.

In addition to the matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (the “First Quarter Form 10-Q”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

Residential Mortgage and Credit Crisis Related Matters.

Class Actions.

On May 30, 2013, judgment in defendants’ favor was entered in both In re Morgan Stanley ERISA Litigation and Coulter v. Morgan Stanley & Co. Incorporated et al. and plaintiffs filed a notice of appeal with respect to each judgment on June 27, 2013.

On May 2, 2013, certain offerings that had previously been dismissed in In re IndyMac Mortgage-Backed Securities Litigation were reinstated in light of recent precedent from the United States Court of Appeals for the Second Circuit. There are now four offerings underwritten by the Company at issue, with a principal amount of $1.68 billion.

Other Litigation.

On May 23, 2013, certain parties in Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. filed a notice of appeal as to certain claims dismissed from the matter prior to the settlement by the remaining parties.

On July 10, 2013, the parties in Central Mortgage Company v. Morgan Stanley Mortgage Capital Holdings LLC reached an agreement to resolve the litigation.

On April 11, 2013, the Company filed a notice of appeal from the order denying the motion to dismiss the amended complaint in Allstate Insurance Company, et al. v. Morgan Stanley, et al. and on May 3, 2013, the Company filed its answer to that complaint.

On May 21, 2013, the Company filed a motion seeking an interlocutory appeal of the decision denying its motion to dismiss in Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc.

On May 3, 2013, the Company filed a motion to dismiss the second amended complaint in Sealink Funding Limited v. Morgan Stanley, et al.

On July 16, 2013, the court in Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. granted in part and denied in part the Company’s motion to dismiss the complaint.

On June 20, 2013, the court in Federal Deposit Insurance Corporation as Receiver for Colonial Bank v. Countrywide Securities Corporation et al. granted the defendants’ motion to dismiss as to the federal securities law claims and denied the motion with respect to the state law claims.

On July 18, 2013, the court in Asset Management Fund d/b/a AMF Funds et al v. Morgan Stanley et al. dismissed claims with respect to seven certificates purchased by the plaintiff. The remaining claims relate to certificates with an original balance of $10.6 million.

On June 17, 2013, the court in Royal Park Investments SA/NV v. Merrill Lynch et al. signed a joint proposed order and stipulation allowing plaintiffs to replead their complaint and defendants to withdraw their motion to dismiss without prejudice.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On July 12, 2013, defendants filed a motion to dismiss the complaint.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately

$132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages.

On May 31, 2013, the Federal Housing Finance Agency filed a summons with notice purportedly on behalf of the Trustee of the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC3, against the Company. The matter is styled Federal Housing Finance Agency, as Conservator for the Federal Home Loan Mortgage Corporation, on behalf of the Trustee of the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC3 (MSAC 2007-NC3) v. Morgan Stanley Mortgage Capital Holdings LLC and is pending in the Supreme Court of NY. The notice asserts claims for breach of contract and alleges, among other things, that the loans in the Trust, which had an original principal balance of approximately $1.3 billion, breached various representations and warranties. The notice seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages and interest.

On July 2, 2013, the trustee, Deutsche Bank became the named plaintiff in Federal Housing Finance Agency, as Conservator for the Federal Home Loan Mortgage Corporation, on behalf of the Trustee of the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 v. Morgan Stanley ABS Capital I Inc., and filed a complaint in the Supreme Court of NY under the caption, Deutsche Bank National Trust Company, as Trustee for the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 v. Morgan Stanley ABS Capital I, Inc. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the Trust, which had an original principal balance of approximately $1.25 billion, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages and interest.

On July 8, 2013, plaintiff filed a complaint in Morgan Stanley Mortgage Loan Trust 2007-2AX, by U.S. Bank National Association, solely in its capacity as Trustee v. Morgan Stanley Mortgage Capital Holdings LLC, as successor-by-merger to Morgan Stanley Mortgage Capital Inc., and Greenpoint Mortgage Funding, Inc. The complaint, filed in the Supreme Court of NY, asserts claims for breach of contract and alleges, among other things, that the loans in the Trust, which had an original principal balance of approximately $650 million, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages and interest.

On July 31, 2013, Wilmington Trust Company, in its capacity as trustee for Morgan Stanley Mortgage Loan Trust 2007-12, filed a summons with notice against the Company. The matter is styled Wilmington Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC et al. and is pending in the Supreme Court of NY. The notice asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $516 million, breached various representations and warranties. The notice seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents and unspecified damages.

Commercial Mortgage Related Matter.

On June 20, 2013, the court in The Bank of New York Mellon Trust, National Association v. Morgan Stanley Mortgage Capital, Inc., granted in part and denied in part the Company’s motion for summary judgment, and denied the plaintiff’s motion for summary judgment.

Matters Related to the CDS Market.

On July 1, 2013, the European Commission (“EC”) issued a Statement of Objections (“SO”) addressed to twelve financial firms (including the Company), the International Swaps and Derivatives Association, Inc. (“ISDA”) and Markit Group Limited (“Markit”) and various affiliates alleging that, between 2006 and 2009, the recipients breached European Union competition law by taking and refusing to take certain actions in an effort to prevent the development of exchange traded CDS products. The SO indicates that the EC plans to impose remedial measures and fines on the recipients. The Company and the other recipients have been given an opportunity to respond to the SO. The Company and others have also responded to an ongoing investigation by the Antitrust Division of the United States Department of Justice related to the CDS market.

On May 5, 2013 and July 11, 2013, twelve financial firms (including the Company), as well as ISDA and Markit, were named as defendants in two purported antitrust class actions styled Sheet Metal Workers Local No. 33 Cleveland District Pension Plan vs. Bank of America Corporation et al., and Unipension Fondsmaeglerselskab A/S. et al v. Bank of America Corporation et al, respectively. Both actions are pending in the United States District Court for the Northern District of Illinois and allege that defendants violated United States antitrust laws from 2008 to present in connection with their alleged efforts to prevent the development of exchange traded CDS products. The complaints seek, among other relief, certification of a class of plaintiffs who purchased CDS from defendants in the United States, treble damages and injunctive relief.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended June 30, 2013.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
(April 1, 2013—April 30, 2013)

Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	174,037	$21.86	—	—

Month #2
(May 1, 2013—May 31, 2013)

Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	55,521	$23.70	—	—

Month #3
(June 1, 2013—June 30, 2013)

Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	72,527	$25.47	—	—

Total

Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	302,085	$23.07	—	—

(A)	On December 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $6 billion of the Company’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Company are subject to regulatory approval. In July 2013, the Company received no objection from the Federal Reserve to repurchase up to $500 million of the Company’s outstanding common stock under rules permitting annual capital distributions (12 Code of Federal Regulations 225.8, Capital Planning). For further information, see “Liquidity and Capital Resources—Capital Management” in Part I, Item 2.
(B)	Includes: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee and director stock compensation plans) who exercised options; (2) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; (3) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units, and (4) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset the cash payment for fractional shares. The Company’s employee and director stock compensation plans provide that the value of the shares withheld, delivered or attested shall be valued using the fair market value of the Company’s common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Share repurchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

Item 6.	Exhibits.

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
Paul C. Wirth Deputy Chief Financial Officer

Date: August 2, 2013

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended June 30, 2013

Exhibit No.	Description

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated August 2, 2013, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition—June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Income—Three Months and Six Months Ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income—Three Months and Six Months Ended June 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Cash Flows—Six Months Ended June 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Changes in Total Equity—Six Months Ended June 30, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

E-1