Form 10-Q
period 2013-09-30
MORGAN STANLEY
filed 2013-11-04
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 1,951,340,420 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2013

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

MORGAN STANLEY

Condensed Consolidated Statements of Financial Condition

(dollars in millions, except share data)

(unaudited)

	September 30, 2013	December 31, 2012
Assets
Cash and due from banks ($465 and $526 at September 30, 2013 and December 31, 2012, respectively, related to consolidated variable interest entities generally not available to the Company)	$14,333	$20,878
Interest bearing deposits with banks	43,448	26,026
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	37,392	30,970
Trading assets, at fair value (approximately $150,255 and $147,348 were pledged to various parties at September 30, 2013 and December 31, 2012, respectively; $2,994 and $3,505 related to consolidated variable interest entities, generally not available to the Company at September 30, 2013 and December 31, 2012, respectively)	273,658	267,603
Securities available for sale, at fair value	46,866	39,869
Securities received as collateral, at fair value	16,042	14,278
Federal funds sold and securities purchased under agreements to resell (includes $868 and $621 at fair value at September 30, 2013 and December 31, 2012, respectively)	133,988	134,412
Securities borrowed	139,169	121,701
Customer and other receivables	57,710	64,288
Loans (net of allowances of $166 and $106 at September 30, 2013 and December 31, 2012, respectively)	37,734	29,046
Other investments	5,083	4,999
Premises, equipment and software costs (net of accumulated depreciation of $6,205 and $5,525 at September 30, 2013 and December 31, 2012, respectively) ($213 and $224 at September 30, 2013 and December 31, 2012, respectively, related to consolidated variable interest entities, generally not available to the Company)	6,008	5,946
Goodwill	6,591	6,650
Intangible assets (net of accumulated amortization of $1,509 and $1,250 at September 30, 2013 and December 31, 2012, respectively) (includes $8 and $7 at fair value at September 30, 2013 and December 31, 2012, respectively)	3,514	3,783
Other assets ($523 and $593 at September 30, 2013 and December 31, 2012, respectively, related to consolidated variable interest entities, generally not available to the Company)	10,687	10,511

Total assets	$832,223	$780,960

Liabilities
Deposits (includes $1,411 and $1,485 at fair value at September 30, 2013 and December 31, 2012, respectively)	$104,807	$83,266
Commercial paper and other short-term borrowings (includes $1,623 and $725 at fair value at September 30, 2013 and December 31, 2012, respectively)	2,333	2,138
Trading liabilities, at fair value	122,645	120,122
Obligation to return securities received as collateral, at fair value	20,899	18,226
Securities sold under agreements to repurchase (includes $554 and $363 at fair value at September 30, 2013 and December 31, 2012, respectively)	139,398	122,674
Securities loaned	32,807	36,849
Other secured financings (includes $6,145 and $9,466 at fair value at September 30, 2013 and December 31, 2012, respectively) ($587 and $976 at September 30, 2013 and December 31, 2012, respectively, related to consolidated variable entities and are non-recourse to the Company)	14,528	15,727
Customer and other payables	152,091	127,722
Other liabilities and accrued expenses ($75 and $117 at September 30, 2013 and December 31, 2012, respectively, related to consolidated variable interest entities and are non-recourse to the Company)	16,669	14,928
Long-term borrowings (includes $36,719 and $44,044 at fair value at September 30, 2013 and December 31, 2012, respectively)	157,805	169,571

Total liabilities	763,982	711,223

Commitments and contingent liabilities (see Note 12)
Redeemable noncontrolling interests (see Notes 3 and 14)	—	4,309
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	2,370	1,508
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000 at September 30, 2013 and December 31, 2012;
Shares issued: 2,038,893,979 at September 30, 2013 and December 31, 2012;
Shares outstanding: 1,953,350,711 at September 30, 2013 and 1,974,042,123 at December 31, 2012	20	20
Additional Paid-in capital	24,235	23,426
Retained earnings	42,237	39,912
Employee stock trust	1,753	2,932
Accumulated other comprehensive loss	(1,014)	(516)
Common stock held in treasury, at cost, $0.01 par value; 85,543,268 shares at September 30, 2013 and 64,851,856 shares at December 31, 2012	(2,720)	(2,241)
Common stock issued to employee trust	(1,753)	(2,932)

Total Morgan Stanley shareholders’ equity	65,128	62,109
Nonredeemable noncontrolling interests	3,113	3,319

Total equity	68,241	65,428

Total liabilities, redeemable noncontrolling interests and equity	$832,223	$780,960

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Income

(dollars in millions, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Investment banking	$1,160	$1,152	$3,687	$3,319
Trading	2,259	607	7,847	5,478
Investments	728	290	1,254	438
Commissions and fees	1,080	988	3,465	3,205
Asset management, distribution and administration fees	2,390	2,257	7,140	6,677
Other	204	141	700	403

Total non-interest revenues	7,821	5,435	24,093	19,520

Interest income	1,311	1,379	4,131	4,244
Interest expense	1,200	1,534	3,631	4,618

Net interest	111	(155)	500	(374)

Net revenues	7,932	5,280	24,593	19,146

Non-interest expenses:
Compensation and benefits	3,968	3,928	12,289	11,989
Occupancy and equipment	375	386	1,131	1,152
Brokerage, clearing and exchange fees	416	359	1,300	1,167
Information processing and communications	405	493	1,323	1,439
Marketing and business development	151	138	448	439
Professional services	449	476	1,347	1,365
Other	829	983	2,059	1,939

Total non-interest expenses	6,593	6,763	19,897	19,490

Income (loss) from continuing operations before income taxes	1,339	(1,483)	4,696	(344)
Provision for (benefit from) income taxes	339	(525)	1,226	(247)

Income (loss) from continuing operations	1,000	(958)	3,470	(97)

Discontinued operations:
Gain (loss) from discontinued operations	16	(11)	(55)	68
Provision for (benefit from) income taxes	(2)	(13)	(25)	43

Net gain (loss) from discontinued operations	18	2	(30)	25

Net income (loss)	$1,018	$(956)	$3,440	$(72)
Net income applicable to redeemable noncontrolling interests	—	8	222	8
Net income applicable to nonredeemable noncontrolling interests	112	59	370	446

Net income (loss) applicable to Morgan Stanley	$906	$(1,023)	$2,848	$(526)

Earnings (loss) applicable to Morgan Stanley common shareholders	$880	$(1,047)	$2,619	$(599)

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations	$888	$(1,008)	$2,878	$(525)
Net gain (loss) from discontinued operations	18	(15)	(30)	(1)

Net income (loss) applicable to Morgan Stanley	$906	$(1,023)	$2,848	$(526)

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$0.45	$(0.55)	$1.39	$(0.32)
Net gain (loss) from discontinued operations	0.01	—	(0.02)	—

Earnings (loss) per basic common share	$0.46	$(0.55)	$1.37	$(0.32)

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$0.44	$(0.55)	$1.36	$(0.32)
Net gain (loss) from discontinued operations	0.01	—	(0.02)	—

Earnings (loss) per diluted common share	$0.45	$(0.55)	$1.34	$(0.32)

Dividends declared per common share	$0.05	$0.05	$0.15	$0.15
Average common shares outstanding:
Basic	1,909,350,788	1,889,300,631	1,906,097,564	1,883,813,883

Diluted	1,964,812,610	1,889,300,631	1,952,146,477	1,883,813,883

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Comprehensive Income

(dollars in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$1,018	$(956)	$3,440	$(72)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	$125	$43	$(321)	$(88)
Amortization of cash flow hedges(2)	1	2	3	5
Change in net unrealized gains (losses) on securities available for sale(3)	33	62	(336)	84
Pension, postretirement and other related adjustments(4)	4	(4)	15	15

Total other comprehensive income (loss)	$163	$103	$(639)	$16

Comprehensive income (loss)	$1,181	$(853)	$2,801	$(56)
Net income applicable to redeemable noncontrolling interests	—	8	222	8
Net income applicable to nonredeemable noncontrolling interests	112	59	370	446
Other comprehensive income (loss) applicable to redeemable noncontrolling interests	—	(1)	—	(1)
Other comprehensive income (loss) applicable to nonredeemable noncontrolling interests	8	29	(141)	5

Comprehensive income (loss) applicable to Morgan Stanley	$1,061	$(948)	$2,350	$(514)

(1)	Amounts are net of provision for (benefit from) income taxes of $(124) million and $(150) million for the quarters ended September 30, 2013 and 2012, respectively, and $176 million and $26 million for the nine months ended September 30, 2013 and 2012, respectively.
(2)	Amounts are net of provision for income taxes of $1 million and $1 million for the quarters ended September 30, 2013 and 2012, respectively, and $2 million and $3 million for the nine months ended September 30, 2013 and 2012, respectively.
(3)	Amounts are net of provision for (benefit from) income taxes of $23 million and $46 million for the quarters ended September 30, 2013 and 2012, respectively, and $(230) million and $63 million for the nine months ended September 30, 2013 and 2012, respectively.
(4)	Amounts are net of provision for income taxes of $2 million and $8 million for the quarters ended September 30, 2013 and 2012, respectively, and $13 million and $18 million for the nine months ended September 30, 2013 and 2012, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Cash Flows

(dollars in millions)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,440	$(72)
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss on equity method investees	(339)	24
Compensation payable in common stock and options	850	898
Depreciation and amortization	1,084	1,218
Gain on business dispositions	(34)	(108)
Gain on sale of securities available for sale	(43)	(53)
Impairment charges	182	224
Provision for credit losses on lending activities	116	127
Other non-cash adjustments to net income	31	1
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	(6,422)	607
Trading assets, net of Trading liabilities	(5,944)	31,556
Securities borrowed	(17,468)	(11,471)
Securities loaned	(4,042)	5,458
Customer and other receivables and other assets	6,761	(23,746)
Customer and other payables and other liabilities	21,500	9,765
Federal funds sold and securities purchased under agreements to resell	424	(6,127)
Securities sold under agreements to repurchase	16,724	14,465

Net cash provided by operating activities	16,820	22,766

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (payments for):
Premises, equipment and software costs	(944)	(865)
Business dispositions, net of cash disposed	569	1,536
Loans, net	(6,046)	(1,739)
Purchases of securities available for sale	(20,497)	(17,492)
Sales, maturities and redemptions of securities available for sale	12,812	8,200
Other investing activities	117	6

Net cash used for investing activities	(13,989)	(10,354)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Commercial paper and other short-term borrowings	195	(720)
Noncontrolling interests	(549)	(186)
Other secured financings	(1,395)	(4,291)
Deposits	21,541	5,095
Proceeds from:
Excess tax benefits associated with stock-based awards	8	42
Derivatives financing activities	244	220
Issuance of Series E Preferred Stock	854	—
Issuance of long-term borrowings	24,766	16,196
Payments for:
Long-term borrowings	(31,084)	(36,386)
Derivatives financing activities	(237)	(118)
Repurchases of common stock	(451)	(222)
Purchase of additional stake in Morgan Stanley Smith Barney Holdings LLC	(4,725)	(1,890)
Cash dividends	(358)	(349)

Net cash provided by (used for) financing activities	8,809	(22,609)

Effect of exchange rate changes on cash and cash equivalents	(298)	(42)

Effect of cash and cash equivalents related to variable interest entities	(465)	(487)

Net increase (decrease) in cash and cash equivalents	10,877	(10,726)
Cash and cash equivalents, at beginning of period	46,904	47,312

Cash and cash equivalents, at end of period	$57,781	$36,586

Cash and cash equivalents include:
Cash and due from banks	$14,333	$18,239
Interest bearing deposits with banks	43,448	18,347

Cash and cash equivalents, at end of period	$57,781	$36,586

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $3,372 million and $3,423 million for the nine months ended September 30, 2013 and 2012, respectively.

Cash payments for income taxes were $598 million and $330 million for the nine months ended September 30, 2013 and 2012, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Changes in Total Equity

Nine Months Ended September 30, 2013

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- redeemable Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2012	$1,508	$20	$23,426	$39,912	$2,932	$(516)	$(2,241)	$(2,932)	$3,319	$65,428
Net income applicable to Morgan Stanley	—	—	—	2,848	—	—	—	—	—	2,848
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	370	370
Dividends	—	—	—	(372)	—	—	—	—	—	(372)
Shares issued under employee plans and related tax effects	—	—	817	—	(1,179)	—	(28)	1,179	—	789
Repurchases of common stock	—	—	—	—	—	—	(451)	—	—	(451)
Foreign currency translation adjustments	—	—	—	—	—	(180)	—	—	(141)	(321)
Net change in cash flow hedges	—	—	—	—	—	3	—	—	—	3
Change in net unrealized losses on securities available for sale	—	—	—	—	—	(336)	—	—	—	(336)
Pension, postretirement and other related adjustments	—	—	—	—	—	15	—	—	—	15
Issuance of Series E Preferred Stock	862	—	(8)	—	—	—	—	—	—	854
Morgan Stanley Smith Barney Holdings LLC redemption value adjustment	—	—	—	(151)	—	—	—	—	—	(151)
Other net decreases	—	—	—	—	—	—	—	—	(435)	(435)

BALANCE AT SEPTEMBER 30, 2013	$2,370	$20	$24,235	$42,237	$1,753	$(1,014)	$(2,720)	$(1,753)	$3,113	$68,241

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Changes in Total Equity—(Continued)

Nine Months Ended September 30, 2012

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Non- Redeemable Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2011	$1,508	$20	$22,836	$40,341	$3,166	$(157)	$(2,499)	$(3,166)	$8,029	$70,078
Net loss applicable to Morgan Stanley	—	—	—	(526)	—	—	—	—	—	(526)
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	446	446
Dividends	—	—	—	(374)	—	—	—	—	—	(374)
Shares issued under employee plans and related tax effects	—	—	473	—	(187)	—	495	187	—	968
Repurchases of common stock	—	—	—	—	—	—	(222)	—	—	(222)
Foreign currency translation adjustments	—	—	—	—	—	(88)	—	—	—	(88)
Net change in cash flow hedges	—	—	—	—	—	5	—	—	—	5
Change in net unrealized gains on securities available for sale	—	—	—	—	—	84	—	—	—	84
Pension, postretirement and other related adjustments	—	—	—	—	—	10	—	—	5	15
Purchase of additional stake in Morgan Stanley Smith Barney Holdings LLC	—	—	(107)	—	—	—	—	—	(1,718)	(1,825)
Reclassification to redeemable noncontrolling interests	—	—	—	—	—	—	—	—	(4,296)	(4,296)
Other net increases	—	—	—	—	—	—	—	—	905	905

BALANCE AT SEPTEMBER 30, 2012	$1,508	$20	$23,202	$39,441	$2,979	$(146)	$(2,226)	$(2,979)	$3,371	$65,170

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Introduction and Basis of Presentation.

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

Wealth Management provides brokerage and investment advisory services to individual investors and small-to-medium sized businesses and institutions covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; cash management services; retirement services; and trust and fiduciary services and engages in fixed income trading, which primarily facilitates clients’ trading or investments in such securities.

Investment Management provides a broad array of investment strategies that span the risk/return spectrum across geographies, asset classes and public and private markets to a diverse group of clients across the institutional and intermediary channels as well as high net worth clients.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the nine months ended September 30, 2013, no updates were made to the Company’s significant accounting policies.

Condensed Consolidated Statements of Cash Flows.

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks, which are highly liquid investments with original maturities of three months or less, held for investment purposes, and readily convertible to known amounts of cash.

In the nine months ended September 30, 2012, the Company’s significant non-cash activities included approximately $1.1 billion of net assets received from Citigroup, Inc. (“Citi”) related to Citi’s required equity contribution in connection with the Morgan Stanley Smith Barney Holdings LLC (“Wealth Management JV”) platform integration (see Notes 3 and 14).

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.    In July 2013, the FASB issued an accounting update that included amendments permitting the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). The amendments also removed the restriction on using different benchmark rates for similar hedges. The amendments became effective for the Company for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.

3.	Morgan Stanley Smith Barney Holdings LLC.

On May 31, 2009, the Company and Citi consummated the combination of each institution’s respective wealth management business. The combined businesses operated as the Wealth Management JV through June 2013.

Prior to September 2012, the Company owned 51% and Citi owned 49% of the Wealth Management JV. On September 17, 2012, the Company purchased an additional 14% stake in the Wealth Management JV from Citi for $1.89 billion, increasing the Company’s interest from 51% to 65%. In addition, in September 2012, the terms of the Wealth Management JV agreement regarding the purchase of the remaining 35% interest were amended, which resulted in a reclassification of approximately $4.3 billion from nonredeemable noncontrolling interests to redeemable noncontrolling interests during the third quarter of 2012. Prior to September 17, 2012, Citi’s results related to its 49% interest were reported in net income (loss) applicable to nonredeemable noncontrolling interests in the condensed consolidated statements of income. Subsequent to the purchase of the additional 14% stake, Citi’s results related to its 35% interest were reported in net income (loss) applicable to redeemable noncontrolling interests in the condensed consolidated statements of income. In connection with the Company’s acquisition of the additional 14% stake in the Wealth Management JV and pursuant to an amended deposit sweep agreement between Citi and the Company, in October 2012 $5.4 billion of deposits held by Citi relating to customer accounts were transferred to the Company’s depository institutions at no premium based on a valuation agreement reached between Citi and the Company, and as such were no longer swept to Citi.

In June 2013, the Company received final regulatory approval to acquire the remaining 35% stake in the Wealth Management JV. On June 28, 2013, the Company purchased the remaining 35% interest for $4.725 billion, increasing the Company’s interest from 65% to 100%. The Company recorded a negative adjustment to retained earnings of approximately $151 million (net of tax) to reflect the difference between the purchase price for the 35% interest in the Wealth Management JV and its carrying value. This adjustment negatively impacted the calculation of basic and diluted earnings per share for the nine months ended September 30, 2013 (see Note 15).

Additionally, in conjunction with the purchase of the remaining 35% interest, in June 2013 the Company redeemed all of the Class A Preferred Interests in the Wealth Management JV owned by Citi and its affiliates for approximately $2.028 billion and repaid to Citi $880 million in senior debt.

Concurrent with the acquisition of the remaining 35% stake in the Wealth Management JV, the deposit sweep agreement between Citi and the Company was terminated. During the quarter ended September 30, 2013, approximately $21 billion of deposits held by Citi relating to customer accounts were transferred to the Company’s depository institutions. At September 30, 2013, approximately $35 billion of deposits will be transferred to the Company’s depository institutions on an agreed upon basis through June 2015 (see Note 22).

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RMBS, CMBS and other ABS are generally categorized in Level 2 of the fair value hierarchy. If external prices or significant spread inputs are unobservable or if the comparability assessment involves significant subjectivity related to property type differences, cash flows, performance and other inputs, then RMBS, CMBS and other ABS are categorized in Level 3 of the fair value hierarchy.

•

Corporate Bonds.    The fair value of corporate bonds is determined using recently executed transactions, market price quotations (where observable), bond spreads, credit default swap spreads, at the money volatility and/or volatility skew obtained from independent external parties such as vendors and brokers adjusted for any basis difference between cash and derivative instruments. The spread data used are for the same maturity as the bond. If the spread data do not reference the issuer, then data that reference a comparable issuer are used. When position-specific external price data are not observable, fair value is determined based on either benchmarking to similar instruments or cash flow models with yield curves, bond or single-name credit default swap spreads and recovery rates as significant inputs. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy; in instances where prices, spreads or any of the other aforementioned key inputs are unobservable, they are categorized in Level 3 of the fair value hierarchy.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2013.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at September 30, 2013
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$38,453	$8	$—	$—	$38,461
U.S. agency securities	2,030	21,381	—	—	23,411

Total U.S. government and agency securities	40,483	21,389	—	—	61,872
Other sovereign government obligations	24,605	7,076	2	—	31,683
Corporate and other debt:
State and municipal securities	—	1,580	—	—	1,580
Residential mortgage-backed securities	—	2,525	90	—	2,615
Commercial mortgage-backed securities	—	1,343	150	—	1,493
Asset-backed securities	—	875	99	—	974
Corporate bonds	—	16,862	537	—	17,399
Collateralized debt obligations	—	263	1,380	—	1,643
Loans and lending commitments	—	9,364	4,098	—	13,462
Other debt	—	5,669	21	—	5,690

Total corporate and other debt	—	38,481	6,375	—	44,856
Corporate equities(1)	86,385	1,199	243	—	87,827
Derivative and other contracts:
Interest rate contracts	2,129	585,689	2,880	—	590,698
Credit contracts	—	46,729	2,942	—	49,671
Foreign exchange contracts	21	55,992	129	—	56,142
Equity contracts	1,254	53,406	1,448	—	56,108
Commodity contracts	2,886	12,197	2,264	—	17,347
Other	—	36	—	—	36
Netting(2)	(5,321)	(664,134)	(5,657)	(59,452)	(734,564)

Total derivative and other contracts	969	89,915	4,006	(59,452)	35,438
Investments:
Private equity funds	—	1	2,449	—	2,450
Real estate funds	—	6	1,523	—	1,529
Hedge funds	—	373	431	—	804
Principal investments	29	672	2,338	—	3,039
Other	187	71	494	—	752

Total investments	216	1,123	7,235	—	8,574
Physical commodities	—	3,408	—	—	3,408

Total trading assets	152,658	162,591	17,861	(59,452)	273,658
Securities available for sale	19,854	27,012	—	—	46,866
Securities received as collateral	15,981	61	—	—	16,042
Federal funds sold and securities purchased under agreements to resell	—	868	—	—	868
Intangible assets(3)	—	—	8	—	8

Total assets measured at fair value	$188,493	$190,532	$17,869	$(59,452)	$337,442

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at September 30, 2013
	(dollars in millions)
Liabilities at Fair Value
Deposits	$—	$1,411	$—	$—	$1,411
Commercial paper and other short-term borrowings	—	1,620	3	—	1,623
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	16,432	—	—	—	16,432
U.S. agency securities	3,041	127	—	—	3,168

Total U.S. government and agency securities	19,473	127	—	—	19,600
Other sovereign government obligations	21,468	2,375	—	—	23,843
Corporate and other debt:
State and municipal securities	—	32	—	—	32
Residential mortgage-backed securities	—	—	4	—	4
Commercial mortgage-backed securities	—	4	—	—	4
Corporate bonds	—	8,191	5	—	8,196
Collateralized debt obligations	—	6	—	—	6
Unfunded lending commitments	—	154	4	—	158
Other debt	—	277	9	—	286

Total corporate and other debt	—	8,664	22	—	8,686
Corporate equities(1)	31,842	496	10	—	32,348
Derivative and other contracts:
Interest rate contracts	2,527	560,796	2,570	—	565,893
Credit contracts	—	45,344	2,232	—	47,576
Foreign exchange contracts	9	56,668	164	—	56,841
Equity contracts	893	59,261	3,079	—	63,233
Commodity contracts	3,236	12,505	1,409	—	17,150
Other	—	203	1	—	204
Netting(2)	(5,321)	(664,134)	(5,657)	(37,617)	(712,729)

Total derivative and other contracts	1,344	70,643	3,798	(37,617)	38,168

Total trading liabilities	74,127	82,305	3,830	(37,617)	122,645
Obligation to return securities received as collateral	20,829	70	—	—	20,899
Securities sold under agreements to repurchase	—	404	150	—	554
Other secured financings	—	5,885	260	—	6,145
Long-term borrowings	—	34,406	2,313	—	36,719

Total liabilities measured at fair value	$94,956	$126,101	$6,556	$(37,617)	$189,996

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 11.
(3)	Amount represents mortgage servicing rights (“MSR”) accounted for at fair value. See Note 7 for further information on MSRs.

Transfers Between Level 1 and Level 2 During the Quarter and Nine Months Ended September 30, 2013.

For assets and liabilities that were transferred between Level 1 and Level 2 during the period, fair values are ascribed as if the assets or liabilities had been transferred as of the beginning of the period.

In the quarter and nine months ended September 30, 2013, there were no material transfers between Level 1 and Level 2.

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

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2013 and 2012, respectively. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Quarter Ended September 30, 2013.

	Beginning Balance at June 30, 2013	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2013	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2013(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$4	$—	$2	(4)	$—	$—	$—	$2	$—
Corporate and other debt:
Residential mortgage-backed securities	19	(2)	72	(3)	—	—	4	90	(3)
Commercial mortgage-backed securities	181	(2)	39	(61)	—	—	(7)	150	5
Asset-backed securities	108	—	13	(23)	—	—	1	99	—
Corporate bonds	509	43	76	(79)	—	—	(12)	537	36
Collateralized debt obligations	1,333	60	269	(206)	—	(55)	(21)	1,380	28
Loans and lending commitments	5,243	(72)	530	(112)	—	(1,279)	(212)	4,098	(111)
Other debt	12	—	14	(5)	—	—	—	21	—

Total corporate and other debt	7,405	27	1,013	(489)	—	(1,334)	(247)	6,375	(45)
Corporate equities	256	(25)	38	(20)	—	—	(6)	243	(3)
Net derivative and other contracts(3):
Interest rate contracts	16	262	4	—	(72)	11	89	310	111
Credit contracts	685	(259)	41	—	(46)	(146)	435	710	(448)
Foreign exchange contracts	(96)	6	—	—	—	61	(6)	(35)	6
Equity contracts	(1,284)	(309)	102	—	(190)	39	11	(1,631)	(429)
Commodity contracts	781	45	4	—	(1)	23	3	855	73
Other	(6)	—	—	—	—	5	—	(1)	(2)

Total net derivative and other contracts	96	(255)	151	—	(309)	(7)	532	208	(689)
Investments:
Private equity funds	2,286	213	24	(74)	—	—	—	2,449	163
Real estate funds	1,422	159	18	(76)	—	—	—	1,523	196
Hedge funds	407	5	7	(17)	—	—	29	431	5
Principal investments	2,822	84	10	(125)	—	—	(453)	2,338	71
Other	385	16	3	—	—	—	90	494	16

Total investments	7,322	477	62	(292)	—	—	(334)	7,235	451
Intangible assets	9	—	—	—	—	(1)	—	8	—

Liabilities at Fair Value
Commercial paper and other short-term borrowings	$—	$—	$—	$—	$—	$—	$3	$3	$—
Trading liabilities:
Corporate and other debt:
Residential mortgage-backed securities	4	—	—	—	—	—	—	4	—
Corporate bonds	42	(15)	(64)	26	—	—	(14)	5	(17)
Unfunded lending commitments	8	4	—	—	—	—	—	4	4
Other debt	11	1	(1)	—	—	—	—	9	—

Total corporate and other debt	65	(10)	(65)	26	—	—	(14)	22	(13)
Corporate equities	16	(5)	(19)	8	—	—	—	10	(9)
Securities sold under agreements to repurchase	148	(2)	—	—	—	—	—	150	(2)
Other secured financings	256	(5)	—	—	—	(1)	—	260	(5)
Long-term borrowings	2,705	(98)	—	—	188	(344)	(334)	2,313	(89)

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the condensed consolidated statements of income except for $477 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for the quarter ended September 30, 2013 related to assets and liabilities still outstanding at September 30, 2013.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 11.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2013.

	Beginning Balance at December 31, 2012	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2013	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2013(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$6	$—	$3	$(8)	$—	$—	$1	$2	$—
Corporate and other debt:
Residential mortgage-backed securities	45	29	85	(45)	—	—	(24)	90	8
Commercial mortgage-backed securities	232	6	78	(166)	—	—	—	150	7
Asset-backed securities	109	1	4	(15)	—	—	—	99	—
Corporate bonds	660	64	327	(462)	—	(12)	(40)	537	15
Collateralized debt obligations	1,951	276	612	(1,405)	—	(53)	(1)	1,380	118
Loans and lending commitments	4,694	(308)	1,607	(316)	—	(1,838)	259	4,098	(306)
Other debt	45	(3)	15	(36)	—	—	—	21	1

Total corporate and other debt	7,736	65	2,728	(2,445)	—	(1,903)	194	6,375	(157)
Corporate equities	288	(36)	142	(164)	—	—	13	243	(4)
Net derivative and other contracts(3):
Interest rate contracts	(82)	237	10	—	(86)	185	46	310	157
Credit contracts	1,822	(1,133)	184	—	(278)	(369)	484	710	(1,187)
Foreign exchange contracts	(359)	117	—	—	—	215	(8)	(35)	106
Equity contracts	(1,144)	(293)	123	(1)	(232)	(156)	72	(1,631)	(369)
Commodity contracts	709	90	40	—	(19)	36	(1)	855	124
Other	(7)	(4)	—	—	—	10	—	(1)	(6)

Total net derivative and other contracts	939	(986)	357	(1)	(615)	(79)	593	208	(1,175)
Investments:
Private equity funds	2,179	432	96	(258)	—	—	—	2,449	409
Real estate funds	1,370	287	61	(195)	—	—	—	1,523	402
Hedge funds	552	5	46	(154)	—	—	(18)	431	6
Principal investments	2,833	96	106	(286)	—	—	(411)	2,338	63
Other	486	36	3	(30)	—	—	(1)	494	37

Total investments	7,420	856	312	(923)	—	—	(430)	7,235	917
Intangible assets	7	7	—	—	—	(6)	—	8	3

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at December 31, 2012	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2013	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2013(2)
	(dollars in millions)
Liabilities at Fair Value
Commercial paper and other short-term borrowings	$19	$—	$—	$—	$—	$(1)	$(15)	$3	$—
Trading liabilities:
Corporate and other debt:
Residential mortgage-backed securities	4	—	—	—	—	—	—	4	—
Corporate bonds	177	(5)	(154)	76	—	—	(99)	5	(5)
Unfunded lending commitments	46	42	—	—	—	—	—	4	42
Other debt	49	13	(31)	2	—	—	2	9	6

Total corporate and other debt	276	50	(185)	78	—	—	(97)	22	43
Corporate equities	5	(1)	(19)	24	—	—	(1)	10	(10)
Securities sold under agreements to repurchase	151	1	—	—	—	—	—	150	1
Other secured financings	406	23	—	—	13	(136)	—	260	16
Long-term borrowings	2,789	(87)	—	—	875	(468)	(970)	2,313	(89)

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the condensed consolidated statements of income except for $856 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for the nine months ended September 30, 2013 related to assets and liabilities still outstanding at September 30, 2013.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 11.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for Quarter Ended September 30, 2012.

	Beginning Balance at June 30, 2012	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2012	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2012(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$1	$—	$1	$—	$—	$—	$1	$3	$—
Corporate and other debt:
State and municipal securities	3	1	—	(2)	—	—	—	2	—
Residential mortgage-backed securities	24	1	1	(4)	—	—	(2)	20	(1)
Commercial mortgage-backed securities	256	13	7	(54)	—	(99)	3	126	8
Asset-backed securities	9	1	—	—	—	—	—	10	1
Corporate bonds	745	50	86	(157)	—	—	33	757	51
Collateralized debt obligations	1,457	92	569	(200)	—	—	113	2,031	127
Loans and lending commitments	7,794	183	1,098	(366)	—	(674)	(210)	7,825	148
Other debt	13	—	12	(2)	—	—	(12)	11	—

Total corporate and other debt	10,301	341	1,773	(785)	—	(773)	(75)	10,782	334
Corporate equities	482	9	48	(95)	—	—	(73)	371	9
Net derivative and other contracts(3):
Interest rate contracts	(172)	(282)	5	—	(10)	187	173	(99)	(76)
Credit contracts	3,842	(791)	22	—	(17)	(266)	(167)	2,623	(870)
Foreign exchange contracts	(224)	(101)	—	—	—	(12)	(74)	(411)	(102)
Equity contracts	(1,173)	(2)	126	(12)	(57)	32	(249)	(1,335)	(8)
Commodity contracts	937	(84)	11	—	(3)	(5)	(88)	768	(28)
Other	(27)	—	—	—	—	6	18	(3)	—

Total net derivative and other contracts	3,183	(1,260)	164	(12)	(87)	(58)	(387)	1,543	(1,084)
Investments:
Private equity funds	2,005	162	127	(48)	—	—	—	2,246	153
Real estate funds	1,326	44	20	(36)	—	—	—	1,354	30
Hedge funds	533	19	42	(46)	—	—	16	564	14
Principal investments	3,047	1	33	(50)	—	—	(5)	3,026	3
Other	543	4	11	(9)	—	—	(73)	476	5

Total investments	7,454	230	233	(189)	—	—	(62)	7,666	205
Securities received as collateral	—	—	—	—	—	—	4	4	—
Intangible assets	8	—	—	—	—	(2)	—	6	—

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at June 30, 2012	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2012	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2012(2)
	(dollars in millions)
Liabilities at Fair Value
Commercial paper and other short-term borrowings	$2	$—	$—	$—	$—	$—	$12	$14	$—
Trading liabilities:
Corporate and other debt:
Residential mortgage-backed securities	4	—	—	—	—	—	—	4	—
Corporate bonds	127	(26)	(116)	56	—	—	(2)	91	(45)
Collateralized debt obligations	1	—	—	1	—	—	(1)	1	—
Unfunded lending commitments	51	(11)	—	—	—	—	—	62	(11)
Other debt	63	2	(6)	—	—	—	—	55	2

Total corporate and other debt	246	(35)	(122)	57	—	—	(3)	213	(54)
Corporate equities	47	26	(21)	—	—	—	12	12	(3)
Obligation to return securities received as collateral	—	—	—	—	—	—	20	20	—
Securities sold under agreements to repurchase	185	(13)	—	—	—	—	—	198	(13)
Other secured financings	470	(22)	—	—	—	(76)	—	416	(22)
Long-term borrowings	2,210	(215)	—	—	259	(223)	(7)	2,454	(231)

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the condensed consolidated statements of income except for $230 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for the quarter ended September 30, 2012 related to assets and liabilities still outstanding at September 30, 2012.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 11.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2012.

	Beginning Balance at December 31, 2011	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2012	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2012(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. agency securities	$8	$—	$—	$(7)	$—	$—	$(1)	$—	$—
Other sovereign government obligations	119	—	2	(118)	—	—	—	3	—
Corporate and other debt:
State and municipal securities	—	2	—	(3)	—	—	3	2	—
Residential mortgage-backed securities	494	(24)	4	(267)	—	—	(187)	20	(36)
Commercial mortgage-backed securities	134	36	123	(65)	—	(100)	(2)	126	28
Asset-backed securities	31	1	9	(31)	—	—	—	10	—
Corporate bonds	675	8	367	(314)	—	—	21	757	(1)
Collateralized debt obligations	980	193	1,215	(321)	—	—	(36)	2,031	147
Loans and lending commitments	9,590	54	2,592	(2,205)	—	(2,019)	(187)	7,825	(144)
Other debt	128	15	8	(140)	—	—	—	11	9

Total corporate and other debt	12,032	285	4,318	(3,346)	—	(2,119)	(388)	10,782	3
Corporate equities	417	(2)	153	(184)	—	—	(13)	371	3
Net derivative and other contracts(3):
Interest rate contracts	420	(338)	98	—	(15)	7	(271)	(99)	(85)
Credit contracts	5,814	(1,733)	46	—	(421)	(533)	(550)	2,623	(2,048)
Foreign exchange contracts	43	(163)	—	—	—	(142)	(149)	(411)	(221)
Equity contracts	(1,234)	156	272	(5)	(122)	(205)	(197)	(1,335)	143
Commodity contracts	570	152	17	—	(8)	29	8	768	145
Other	(1,090)	59	—	—	—	238	790	(3)	56

Total net derivative and other contracts	4,523	(1,867)	433	(5)	(566)	(606)	(369)	1,543	(2,010)
Investments:
Private equity funds	1,936	176	271	(138)	—	—	1	2,246	134
Real estate funds	1,213	107	137	(104)	—	—	1	1,354	179
Hedge funds	696	26	61	(135)	—	—	(84)	564	19
Principal investments	2,937	25	267	(199)	—	—	(4)	3,026	(6)
Other	501	(16)	40	(10)	—	—	(39)	476	(15)

Total investments	7,283	318	776	(586)	—	—	(125)	7,666	311
Physical commodities	46	—	—	—	—	(46)	—	—	—
Securities received as collateral	—	—	—	—	—	—	4	4	—
Intangible assets	133	(40)	—	(83)	—	(4)	—	6	(6)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at December 31, 2011	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2012	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2012(2)
	(dollars in millions)
Liabilities at Fair Value
Commercial paper and other short-term borrowings	$2	$(2)	$—	$—	$—	$(2)	$12	$14	$(1)
Trading liabilities:
Other sovereign government obligations	8	—	(8)	—	—	—	—	—	—
Corporate and other debt:
Residential mortgage-backed securities	355	(4)	(355)	—	—	—	—	4	(4)
Corporate bonds	219	(44)	(254)	119	—	—	(37)	91	(53)
Collateralized debt obligations	—	—	—	1	—	—	—	1	—
Unfunded lending commitments	85	23	—	—	—	—	—	62	23
Other debt	73	3	—	40	—	(55)	—	55	5

Total corporate and other debt	732	(22)	(609)	160	—	(55)	(37)	213	(29)
Corporate equities	1	2	(22)	15	—	—	20	12	(2)
Obligation to return securities received as collateral	—	—	—	—	—	—	20	20	—
Securities sold under agreements to repurchase	340	(10)	—	—	—	—	(152)	198	(10)
Other secured financings	570	(33)	—	—	55	(220)	(22)	416	(33)
Long-term borrowings	1,603	(444)	—	—	585	(181)	3	2,454	(429)

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the condensed consolidated statements of income except for $318 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for the nine months ended September 30, 2012 related to assets and liabilities still outstanding at September 30, 2012.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 11.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quantitative Information about and Sensitivity of Significant Unobservable Inputs Used in Recurring Level 3 Fair Value Measurements at September 30, 2013 and December 31, 2012.

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

At September 30, 2013.

	Balance at September 30, 2013 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
Assets
Trading assets:
Corporate and other debt:
Residential mortgage-backed securities	$90	Comparable pricing	Comparable bond price /(A)	40 to 100 points	89 points
Commercial mortgage-backed securities	150	Comparable pricing	Comparable bond price / (A)	40 to 96 points	72 points
Asset-backed securities	99	Discounted cash flow	Discount rate / (C)	32%	32%
Corporate bonds	537	Comparable pricing	Comparable bond price /(A)	2 to 151 points	68 points
Collateralized debt obligations	1,380	Comparable pricing(6)	Comparable bond price /(A)	18 to 97 points	68 points
		Correlation model	Credit correlation / (B)	28 to 50%	45%
Loans and lending commitments	4,098	Corporate loan model	Credit spread / (C)	42 to 905 basis points	268 basis points
		Margin loan model	Credit spread / (C)(D)	16 to 300 basis points	197 basis points
			Volatility skew / (C)(D)	-2%	-2%
			Comparable bond price /(A)(D)	80 to 120 points	100 points
		Option model	At the money volatility /(A)	31%	31%
		Comparable pricing(6)	Comparable loan price /(A)	0 to 158 points	76 points
Corporate equities(3)	243	Net asset value(6)	Discount to net asset value /(C)	0 to 93%	49%
		Comparable pricing	Comparable equity price /(A)	0 to 100%	50%
		Comparable pricing	Comparable price / (A)	0 to 100 points	44 points
		Market approach	EBITDA multiple / (A)	5 to 9 times	7 times
Net derivative and other contracts:
Interest rate contracts	310	Option model	Interest rate volatility concentration liquidity multiple / (C)(D)
				0 to 7 times	2 times
			Comparable bond price / (A)(D)	5 to 99 points	52 points / 52 points(4)
			Interest rate - Foreign exchange correlation / (A)(D)
				2 to 63%	37% /44%(4)
			Interest rate volatility skew / (A)(D)	24 to 51%	43% /35%(4)
			Interest rate quanto correlation /(A)(D)	-22 to 33%	-4% /-17%(4)
			Interest rate curve correlation /(A)(D)	35 to 92%	72% /79%(4)
			Inflation volatility / (A)(D)	77 to 83%	80% /79%(4)
Credit contracts	710	Comparable pricing	Cash synthetic basis / (C)(D)	2 to 5 points	4 points
			Comparable bond price / (C)(D)	0 to 80 points	24 points
		Correlation model(6)	Credit correlation / (B)	27 to 91%	52%
Foreign exchange contracts(5)	(35)	Option model	Comparable bond price / (A)(D)	5 to 99 points	52 points / 52 points(4)
			Interest rate quanto correlation /(A)(D)	-22 to 33%	-4% /-17%(4)
			Interest rate curve correlation /(A)(D)	35 to 92%	72% /79%(4)
			Interest rate - Foreign exchange correlation /(A)(D)	2 to 63%	37% /44%(4)
			Interest rate volatility skew / (A)(D)	24 to 51%	43% /35%(4)
			Interest rate curve / (A)(D)	1%	1% / 1%(4)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at September 30, 2013 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
Equity contracts(5)	(1,631)	Option model	At the money volatility / (A)(D)	18 to 44%	31%
			Volatility skew / (C)(D)	-2 to 0%	-1%
			Equity - Equity correlation / (C)(D)	40 to 99%	71%
			Equity - Foreign exchange correlation / (C)(D)	-50 to -11%	-22%
			Equity - Interest rate correlation / (C)(D)	3 to 70%	40%/36%(4)
Commodity contracts	855	Option model	Forward power price / (C)(D)	$10 to $108 per Megawatt hour	$38 per Megawatt hour
			Commodity volatility / (A)(D)	11 to 28%	13%
			Cross commodity correlation / (C)(D)	43 to 98%	97%
Investments(3):
Principal investments	2,338	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	9 to 12%	11%
			Exit multiple / (A)(D)	7 to 9 times	8 times
		Discounted cash flow(6)	Capitalization rate / (C)(D)	6 to 11%	7%
			Equity discount rate / (C)(D)	10 to 30%	22%
		Market approach	EBITDA multiple / (A)	4 to 16 times	9 times
Other	494	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	10%	10%
			Exit multiple / (A)(D)	7 times	7 times
		Market approach(6)	EBITDA multiple / (A)	8 to 9 times	9 times
Liabilities
Trading liabilities:
Securities sold under agreements to repurchase	$150	Discounted cash flow	Funding spread / (A)	134 to 136 basis points	135 basis points
Other secured financings	260	Comparable pricing(6)	Comparable bond price / (A)	99 to 102 points	99 points
		Discounted cash flow	Funding spread / (A)	136 basis points	136 basis points
Long-term borrowings	2,313	Option model	At the money volatility / (A)(D)	22 to 33%	27%
			Volatility skew / (A)(D)	-1 to 0%	0%
			Equity - Equity correlation / (A)(D)	50 to 97%	68%
			Equity - Foreign exchange correlation / (A)(D)	-70 to 17%	-17%

EBITDA - Earnings before interest, taxes, depreciation and amortization

(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 96 points would be 96% of par. A basis point equals 1/100th of 1%; for example, 905 basis points would equal 9.05%.
(2)	Amounts represent weighted averages except where simple averages and the median of the inputs are provided (see footnote 4 below). Weighted averages are calculated by weighting each input by the fair value of the respective financial instruments except for long-term borrowings and derivative instruments where inputs are weighted by risk.
(3)	Investments in funds measured using an unadjusted NAV are excluded.
(4)	The data structure of the significant unobservable inputs used in valuing Interest rate contracts, Foreign exchange contracts and certain Equity contracts may be in a multi-dimensional form, such as a curve or surface, with risk distributed across the structure. Therefore, a simple average and median, together with the range of data inputs, may be more appropriate measurements than a single point weighted average.
(5)	Includes derivative contracts with multiple risks (i.e., hybrid products).
(6)	This is the predominant valuation technique for this major asset or liability class.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

At December 31, 2012.

	Balance at December 31, 2012 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Weighted Average
Assets
Trading assets:
Corporate and other debt:
Commercial mortgage-backed securities	$232	Comparable pricing	Comparable bond price /(A)	46 to 100 points	76 points
Asset-backed securities	109	Discounted cash flow	Discount rate / (C)	21%	21%
Corporate bonds	660	Comparable pricing	Comparable bond price /(A)	0 to 143 points	24 points
Collateralized debt obligations	1,951	Comparable pricing	Comparable bond price /(A)	15 to 88 points	59 points
		Correlation model	Credit correlation / (B)	15 to 45%	40%
Loans and lending commitments	4,694	Corporate loan model	Credit spread / (C)	17 to 1,004 basis points	281 basis points
		Comparable pricing	Comparable bond price /(A)	80 to 120 points	104 points
		Comparable pricing	Comparable loan price /(A)	55 to 100 points	88 points
Corporate equities(2)	288	Net asset value	Discount to net asset value /(C)	0 to 37%	8%
		Comparable pricing	Discount to comparable equity price /(C)	0 to 27 points	14 points
		Market approach	EBITDA multiple / (A)	6 times	6 times
Net derivative and other contracts:
Interest rate contracts	(82)	Option model	Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 8 times	See (3)

			Comparable bond price / (A)(D)	5 to 98 points
			Interest rate - Foreign exchange correlation / (A)(D)
				2 to 63%
			Interest rate volatility skew / (A)(D)	9 to 95%
			Interest rate quanto correlation / (A)(D)	-53 to 33%
			Interest rate curve correlation / (A)(D)	48 to 99%
			Inflation volatility / (A)(D)	49 to 100%
		Discounted cash flow	Forward commercial paper rate-LIBOR basis /(A)	-18 to 95 basis points
Credit contracts	1,822	Comparable pricing	Cash synthetic basis / (C)	2 to 14 points	See (4)
			Comparable bond price / (C)	0 to 80 points
		Correlation model	Credit correlation / (B)	14 to 94%
Foreign exchange contracts(5)	(359)	Option model	Comparable bond price / (A)(D)	5 to 98 points	See (6)
			Interest rate quanto correlation /(A)(D)	-53 to 33%
			Interest rate - Credit spread correlation / (A)(D)	-59 to 65%
			Interest rate - Foreign exchange correlation / (A)(D)
				2 to 63%
			Interest rate volatility skew / (A)(D)	9 to 95%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at December 31, 2012 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Weighted Average
Equity contracts(5)	(1,144)	Option model	At the money volatility /(C)(D)	7 to 24%	See (7)
			Volatility skew /(C)(D)	-2 to 0%
			Equity - Equity correlation / (C)(D)	40 to 96%
			Equity - Foreign exchange correlation / (C)(D)	-70 to 38%
			Equity - Interest rate correlation / (C)(D)	18 to 65%
Commodity contracts	709	Option model	Forward power price / (C)(D)	$28 to $84 per
				Megawatt hour
			Commodity volatility / (A)(D)	17 to 29%
			Cross commodity correlation / (C)(D)	43 to 97%
Investments(2):
Principal investments	2,833	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	8 to 15%	9%
			Exit multiple / (A)(D)	5 to 10 times	9 times
		Discounted cash flow	Capitalization rate / (C)(D)	6 to 10%	7%
			Equity discount rate / (C)(D)	15 to 35%	23%
		Market approach	EBITDA multiple / (A)	3 to 17 times	10 times
Other	486	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	11%	11%
			Exit multiple / (A)(D)	6 times	6 times
		Market approach	EBITDA multiple / (A)	6 to 8 times	7 times
Liabilities
Trading liabilities:
Corporate and other debt:
Corporate bonds	$177	Comparable pricing	Comparable bond price / (A)	0 to 150 points	50 points
Securities sold under agreements to repurchase	151	Discounted cash flow	Funding spread / (A)	110 to 184 basis points	166 basis points
Other secured financings	406	Comparable pricing	Comparable bond price / (A)	55 to 139 points	102 points
		Discounted cash flow	Funding spread / (A)	183 to 186 basis points	184 basis points
Long-term borrowings	2,789	Option model	At the money volatility / (A)(D)	20 to 24%	24%
			Volatility skew / (A)(D)	-1 to 0%	0%
			Equity - Equity correlation / (A)(D)	50 to 90%	77%
			Equity - Foreign exchange correlation / (A)(D)	-70 to 36%	-15%

(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 100 points would be 100% of par. A basis point equals 1/100th of 1%; for example, 1,004 basis points would equal 10.04%.
(2)	Investments in funds measured using an unadjusted NAV are excluded.
(3)	See Note 4 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K for a qualitative discussion of the wide unobservable input ranges for comparable bond prices, interest rate volatility skew, interest rate quanto correlation and forward commercial paper rate-LIBOR basis.
(4)	See Note 4 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K for a qualitative discussion of the wide unobservable input ranges for comparable bond prices and credit correlation.
(5)	Includes derivative contracts with multiple risks (i.e., hybrid products).
(6)	See Note 4 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K for a qualitative discussion of the wide unobservable input ranges for comparable bond prices, interest rate quanto correlation, interest rate-credit spread correlation and interest rate volatility skew.
(7)	See Note 4 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K for a qualitative discussion of the wide unobservable input range for equity-foreign exchange correlation.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

The following provides a description of significant unobservable inputs included in the September 30, 2013 and December 31, 2012 tables above for all major categories of assets and liabilities:

•

Comparable bond price - a pricing input used when prices for the identical instrument are not available. Significant subjectivity may be involved when fair value is determined using pricing data available for comparable instruments. Valuation using comparable instruments can be done by calculating an implied yield (or spread over a liquid benchmark) from the price of a comparable bond, then adjusting that yield (or spread) to derive a value for the bond. The adjustment to yield (or spread) should account for relevant differences in the bonds such as maturity or credit quality. Alternatively, a price-to-price basis can be assumed between the comparable instrument and bond being valued in order to establish the value of the bond. Additionally, as the probability of default increases for a given bond (i.e., as the bond becomes more distressed), the valuation of that bond will increasingly reflect its expected recovery level assuming default. The decision to use price-to-price or yield/spread comparisons largely reflects trading market convention for the financial instruments in question. Price-to-price comparisons are primarily employed for CMBS, CDOs, mortgage loans and distressed corporate bonds. Implied yield (or spread over a liquid benchmark) is utilized predominately for non-distressed corporate bonds, loans and credit contracts.

•

Correlation - a pricing input where the payoff is driven by more than one underlying risk. Correlation is a measure of the relationship between the movements of two variables (i.e., how the change in one variable influences a change in the other variable). Credit correlation, for example, is the factor that describes the relationship between the probability of individual entities to default on obligations and the joint probability of multiple entities to default on obligations.

•

Credit spread - the difference in yield between different securities due to differences in credit quality. The credit spread reflects the additional net yield an investor can earn from a security with more credit risk relative to one with less credit risk. The credit spread of a particular security is often quoted in relation to the yield on a credit risk-free benchmark security or reference rate, typically either U.S. Treasury or LIBOR.

•

Volatility skew - the measure of the difference in implied volatility for options with identical underliers and expiry dates but with different strikes. The implied volatility for an option with a strike price that is above or below the current price of an underlying asset will typically deviate from the implied volatility for an option with a strike price equal to the current price of that same underlying asset.

•

Volatility - the measure of the variability in possible returns for an instrument given how much that instrument changes in value over time. Volatility is a pricing input for options and, generally, the lower the volatility, the less risky the option. The level of volatility used in the valuation of a particular option depends on a number of factors, including the nature of the risk underlying that option (e.g., the volatility of a particular underlying equity security may be significantly different from that of a particular underlying commodity index), the tenor and the strike price of the option.

•

EBITDA multiple / Exit multiple - is the Enterprise Value to EBITDA ratio, where the Enterprise Value is the aggregate value of equity and debt minus cash and cash equivalents. The EBITDA multiple reflects

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the value of the company in terms of its full-year EBITDA, whereas the exit multiple reflects the value of the company in terms of its full year expected EBITDA at exit. Either multiple allows comparison between companies from an operational perspective as the effect of capital structure, taxation and depreciation/amortization is excluded.

•

Forward commercial paper rate - LIBOR basis—the basis added to the LIBOR rate when the commercial paper yield is expressed as a spread over the LIBOR rate. The basis to LIBOR is dependent on a number of factors, including, but not limited to, collateralization of the commercial paper, credit rating of the issuer, and the supply of commercial paper. The basis may become negative, i.e., the return for highly-rated commercial paper, such as asset-backed commercial paper, may be less than LIBOR.

•

Cash synthetic basis - the measure of the price differential between cash financial instruments (“cash instruments”) and their synthetic derivative-based equivalents (“synthetic instruments”). The range disclosed in the table above signifies the number of points by which the synthetic bond equivalent price is higher than the quoted price of the underlying cash bonds.

•

Interest rate curve - the term structure of interest rates (relationship between interest rates and the time to maturity) and a market’s measure of future interest rates at the time of observation. An interest rate curve is used to set interest rate derivative cash flows and is a pricing input used in discounting of any OTC derivative cash flow.

•

Implied weighted average cost of capital (“WACC”) - the WACC implied by the current value of equity in a discounted cash flow model. The model assumes that the cash flow assumptions, including projections, are fully reflected in the current equity value while the debt to equity ratio is held constant. The WACC theoretically represents the required rate of return to debt and equity investors, respectively.

•	Capitalization rate - the ratio between net operating income produced by an asset and its market value at the projected disposition date.

•

Funding spread - the difference between the general collateral rate (which refers to the rate applicable to a broad class of U.S. Treasury issuances) and the specific collateral rate (which refers to the rate applicable to a specific type of security pledged as collateral, such as a municipal bond). Repurchase agreements are discounted based on collateral curves. The curves are constructed as spreads over the corresponding overnight index swap (“OIS”)/ LIBOR curves, with the short end of the curve representing spreads over the corresponding OIS curves and the long end of the curve representing spreads over LIBOR.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Investments that Calculate Net Asset Value.

The Company’s Investments measured at fair value were $8,574 million and $8,346 million at September 30, 2013 and December 31, 2012, respectively. The following table presents information solely about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on NAV at September 30, 2013 and December 31, 2012, respectively.

	At September 30, 2013		At December 31, 2012
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
	(dollars in millions)
Private equity funds	$2,450	$577	$2,179	$644
Real estate funds	1,529	149	1,376	221
Hedge funds(1):
Long-short equity hedge funds	466	—	475	—
Fixed income/credit-related hedge funds	71	—	86	—
Event-driven hedge funds	39	—	52	—
Multi-strategy hedge funds	228	3	321	3

Total	$4,783	$729	$4,489	$868

(1)	Fixed income/credit-related hedge funds, event-driven hedge funds, and multi-strategy hedge funds are redeemable at least on a six-month period basis primarily with a notice period of 90 days or less. At September 30, 2013, approximately 40% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 40% is redeemable every six months and 20% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at September 30, 2013 is primarily greater than six months. At December 31, 2012, approximately 36% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 38% is redeemable every six months and 26% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at December 31, 2012 is primarily greater than six months.

Private Equity Funds.    Amount includes several private equity funds that pursue multiple strategies including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments, and mezzanine capital. In addition, the funds may be structured with a focus on specific domestic or foreign geographic regions. These investments are generally not redeemable with the funds. Instead, the nature of the investments in this category is that distributions are received through the liquidation of the underlying assets of the fund. At September 30, 2013, it is estimated that 8% of the fair value of the funds will be liquidated in the next five years, another 57% of the fair value of the funds will be liquidated between five to 10 years and the remaining 35% of the fair value of the funds have a remaining life of greater than 10 years.

Real Estate Funds.    Amount includes several real estate funds that invest in real estate assets such as commercial office buildings, retail properties, multi-family residential properties, developments or hotels. In addition, the funds may be structured with a focus on specific geographic domestic or foreign regions. These investments are generally not redeemable with the funds. Distributions from each fund will be received as the underlying investments of the funds are liquidated. At September 30, 2013, it is estimated that 3% of the fair value of the funds will be liquidated within the next five years, another 53% of the fair value of the funds will be liquidated between five to 10 years and the remaining 44% of the fair value of the funds have a remaining life of greater than 10 years.

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

•

Long-short Equity Hedge Funds.    Amount includes investments in hedge funds that invest, long or short, in equities. Equity value and growth hedge funds purchase stocks perceived to be undervalued and sell

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stocks perceived to be overvalued. Investments representing approximately 14% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily two years or less at September 30, 2013. Investments representing approximately 19% of the fair value of the investments in long-short equity hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was primarily less than one year at September 30, 2013.

•

Fixed Income/Credit-Related Hedge Funds.    Amount includes investments in hedge funds that employ long-short, distressed or relative value strategies in order to benefit from investments in undervalued or overvalued securities that are primarily debt or credit related. At September 30, 2013, there were no restrictions on redemptions.

•

Event-Driven Hedge Funds.    Amount includes investments in hedge funds that invest in event-driven situations such as mergers, hostile takeovers, reorganizations, or leveraged buyouts. This may involve the simultaneous purchase of stock in companies being acquired and the sale of stock in its acquirer, with the expectation to profit from the spread between the current market price and the ultimate purchase price of the target company. At September 30, 2013, there were no restrictions on redemptions.

•

Multi-strategy Hedge Funds.    Amount includes investments in hedge funds that pursue multiple strategies to realize short- and long-term gains. Management of the hedge funds has the ability to overweight or underweight different strategies to best capitalize on current investment opportunities. At September 30, 2013, investments representing approximately 47% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily two years or less at September 30, 2013. Investments representing approximately 9% of the fair value of the investments in multi-strategy hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was indefinite at September 30, 2013.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models. The following tables present net gains (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarters and nine months ended September 30, 2013 and 2012, respectively:

	Trading	Interest Income (Expense)	Gains (Losses) Included in Net Revenues
	(dollars in millions)
Three Months Ended September 30, 2013
Federal funds sold and securities purchased under agreements to resell	$1	$3	$4
Deposits	14	(17)	(3)
Commercial paper and other short-term borrowings(1)	(62)	(3)	(65)
Securities sold under agreements to repurchase	(3)	(2)	(5)
Long-term borrowings(1)	(154)	(224)	(378)

Nine Months Ended September 30, 2013
Federal funds sold and securities purchased under agreements to resell	$—	$6	$6
Deposits	44	(50)	(6)
Commercial paper and other short-term borrowings(1)	118	(5)	113
Securities sold under agreements to repurchase	2	(5)	(3)
Long-term borrowings(1)	1,053	(752)	301

Three Months Ended September 30, 2012
Federal funds sold and securities purchased under agreements to resell	$3	$2	$5
Deposits	16	(22)	(6)
Commercial paper and other short-term borrowings(2)	(68)	—	(68)
Securities sold under agreements to repurchase	(13)	(1)	(14)
Long-term borrowings(2)	(3,570)	(348)	(3,918)

Nine Months Ended September 30, 2012
Federal funds sold and securities purchased under agreements to resell	$11	$4	$15
Deposits	41	(66)	(25)
Commercial paper and other short-term borrowings(2)	14	—	14
Securities sold under agreements to repurchase	(10)	(3)	(13)
Long-term borrowings(2)	(5,221)	(1,017)	(6,238)

(1)	Of the total gains (losses) recorded in Trading revenues for short-term and long-term borrowings for the quarter and nine months ended September 30, 2013, $(171) million and $(313) million, respectively, are attributable to changes in the credit quality of the Company, and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes before the impact of related hedges.
(2)	Of the total gains (losses) recorded in Trading revenues for short-term and long-term borrowings for the quarter and nine months ended September 30, 2012, $(2,262) million and $(3,890) million, respectively, are attributable to changes in the credit quality of the Company, and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes before the impact of related hedges.

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

The Company hedges the economics of market risk for short-term and long-term borrowings (i.e., risks other than that related to the credit quality of the Company) as part of its overall trading strategy and manages the market risks embedded within the issuance by the related business unit as part of the business unit’s portfolio. The gains and losses on related economic hedges are recorded in Trading revenues and largely offset the gains and losses on short-term and long-term borrowings attributable to market risk.

At September 30, 2013 and December 31, 2012, a breakdown of the short-term and long-term borrowings measured at fair value on a recurring basis by business unit responsible for risk-managing each borrowing is shown in the table below:

	Short-term and Long-term Borrowings
Business Unit	At September 30, 2013	At December 31, 2012
	(dollars in millions)
Interest rates	$17,457	$23,330
Equity	17,657	17,326
Credit and foreign exchange	2,688	3,337
Commodities	540	776

Total	$38,342	$44,769

The following tables present information on the Company’s short-term and long-term borrowings (primarily structured notes), loans and unfunded lending commitments for which the fair value option was elected.

Gains (Losses) due to Changes in Instrument-Specific Credit Risk.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in millions)
Short-term and long-term borrowings(1)	$(171)	$(2,262)	$(313)	$(3,890)
Loans(2)	35	255	150	429
Unfunded lending commitments(3)	6	319	221	804

(1)	The change in the fair value of short-term and long-term borrowings (primarily structured notes) includes an adjustment to reflect the change in credit quality of the Company based upon observations of the Company’s secondary bond market spreads.
(2)	Instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Gains (losses) were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period end.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Difference between Contractual Principal Amount and Fair Value.

	Contractual Principal Amount Exceeds Fair Value
	At September 30, 2013	At December 31, 2012
	(dollars in millions)
Short-term and long-term borrowings(1)	$(1,513)	$(436)
Loans(2)	17,879	25,249
Loans 90 or more days past due and/or on non-accrual status(2)(3)	16,149	20,456

(1)	These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.
(2)	The majority of this difference between principal and fair value amounts emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.
(3)	The aggregate fair value of loans that were in non-accrual status, which includes all loans 90 or more days past due, was $1,885 million and $1,360 million at September 30, 2013 and December 31, 2012, respectively. The aggregate fair value of loans that were 90 or more days past due was $1,158 million and $840 million at September 30, 2013 and December 31, 2012, respectively.

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

The following tables present, by caption on the condensed consolidated statements of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for the quarters and nine months ended September 30, 2013 and 2012, respectively.

Three and Nine Months Ended September 30, 2013.

		Fair Value Measurements Using:
	Carrying Value at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended September 30, 2013(1)	Total Gains (Losses) for the Nine Months Ended September 30, 2013(1)
	(dollars in millions)
Loans(2)	$1,507	$—	$1,160	$347	$(35)	$(106)
Other investments(3)(4)	55	—	—	55	(5)	(28)
Premises, equipment and software costs(3)(4)	—	—	—	—	(17)	(23)
Intangible assets(3)(4)	—	—	—	—	—	(9)

Total	$1,562	$—	$1,160	$402	$(57)	$(166)

(1)	Fair value adjustments related to Loans and losses related to Other investments are recorded within Other revenues whereas losses related to Premises, equipment and software costs and Intangible assets are recorded within Other expenses in the condensed consolidated statements of income.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Non-recurring changes in the fair value of loans held for investment or held for sale were calculated using recently executed transactions; market price quotations; valuation models that incorporate market observable inputs where possible, such as comparable loan or debt prices and credit default swap spread levels adjusted for any basis difference between cash and derivative instruments; or default recovery analysis where such transactions and quotations are unobservable.
(3)	Carrying values relate only to those assets that had fair value adjustments during the quarter ended September 30, 2013. These amounts do not include assets that had fair value adjustments during the nine months ended September 30, 2013, unless the assets also had a fair value adjustment during the quarter ended September 30, 2013.
(4)	Losses recorded were determined primarily using discounted cash flow models.

There were no liabilities measured at fair value on a non-recurring basis during the quarter and nine months ended September 30, 2013.

Three and Nine Months Ended September 30, 2012.

		Fair Value Measurements Using:
	Carrying Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended September 30, 2012(1)	Total Gains (Losses) for the Nine Months Ended September 30, 2012(1)
	(dollars in millions)
Loans(2)	$893	$—	$138	$755	$(10)	$(30)
Other investments(3)(4)	82	—	—	82	(11)	(21)
Premises, equipment and software costs(3)(5)	34	—	—	34	(168)	(169)
Intangible assets(3)(4)	—	—	—	—	—	(4)

Total	$1,009	$—	$138	$871	$(189)	$(224)

(1)	Losses are recorded within Other expenses in the condensed consolidated statements of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.
(2)	Non-recurring changes in the fair value of loans held for investment or held for sale were calculated using recently executed transactions; market price quotations; valuation models that incorporate market observable inputs where possible, such as comparable loan or debt prices and credit default swap spread levels adjusted for any basis difference between cash and derivative instruments; or default recovery analysis where such transactions and quotations are unobservable.
(3)	Carrying values relate only to those assets that had fair value adjustments during the quarter ended September 30, 2012. These amounts do not include assets that had fair value adjustments during the nine months ended September 30, 2012, unless the assets also had a fair value adjustment during the quarter ended September 30, 2012.
(4)	Losses recorded were determined primarily using discounted cash flow models.
(5)	Losses were determined using discounted cash flow models and primarily represented the write-off of the carrying value of certain premises and software that were abandoned during the quarter ended September 30, 2012 in association with the Wealth Management JV integration.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Not Measured at Fair Value at September 30, 2013 and December 31, 2012.

At September 30, 2013.

	At September 30, 2013		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Financial Assets:
Cash and due from banks	$14,333	$14,333	$14,333	$—	$—
Interest bearing deposits with banks	43,448	43,448	43,448	—	—
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	37,392	37,392	37,392	—	—
Federal funds sold and securities purchased under agreements to resell	133,120	133,117	—	132,613	504
Securities borrowed	139,169	139,165	—	138,836	329
Customer and other receivables(1)	53,636	53,512	—	47,964	5,548
Loans(2)	37,734	37,697	—	9,807	27,890

Financial Liabilities:
Deposits	$103,396	$103,396	$—	$103,396	$—
Commercial paper and other short-term borrowings	710	710	—	656	54
Securities sold under agreements to repurchase	138,844	138,882	—	131,399	7,483
Securities loaned	32,807	32,868	—	31,999	869
Other secured financings	8,383	8,418	—	5,944	2,474
Customer and other payables(1)	149,005	149,005	—	149,005	—
Long-term borrowings	121,086	124,727	—	116,945	7,782

(1)	Accrued interest, fees and dividend receivables and payables where carrying value approximates fair value have been excluded.
(2)	Includes all loans measured at fair value on a non-recurring basis.

The fair value of the Company’s unfunded lending commitments, primarily related to corporate lending in the Institutional Securities business segment, that are not carried at fair value at September 30, 2013 was $864 million, of which $787 million and $77 million would be categorized in Level 2 and Level 3 of the fair value hierarchy, respectively. The carrying value of these commitments, if fully funded, would be $71.5 billion.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Securities Available for Sale.

The following tables present information about the Company’s available for sale securities:

	At September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$19,856	$65	$80	$—	$19,841
U.S. agency securities	14,098	36	174	—	13,960

Total U.S. government and agency securities	33,954	101	254	—	33,801
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,382	—	76	—	2,306
Non-Agency	1,179	2	19	—	1,162
Auto loan asset-backed securities	2,046	1	3	—	2,044
Corporate bonds	3,562	4	54	—	3,512
Collateralized debt and loan obligations	1,087	—	14	—	1,073
FFELP student loan asset-backed securities(1)	2,950	12	8	—	2,954

Total Corporate and other debt	13,206	19	174	—	13,051

Total debt securities available for sale	47,160	120	428	—	46,852

Equity securities available for sale	15	—	1	—	14

Total	$47,175	$120	$429	$—	$46,866

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$14,351	$109	$2	$—	$14,458
U.S. agency securities	15,330	122	3	—	15,449

Total U.S. government and agency securities	29,681	231	5	—	29,907
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,197	6	4	—	2,199
Non-Agency	160	—	—	—	160
Auto loan asset-backed securities	1,993	4	1	—	1,996
Corporate bonds	2,891	13	3	—	2,901
FFELP student loan asset-backed securities(1)	2,675	23	—	—	2,698

Total Corporate and other debt	9,916	46	8	—	9,954

Total debt securities available for sale	39,597	277	13	—	39,861

Equity securities available for sale	15	—	7	—	8

Total	$39,612	$277	$20	$—	$39,869

(1)	Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present the fair value of investments in securities available for sale that are in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
At September 30, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$6,098	$80	$—	$—	$6,098	$80
U.S. agency securities	7,092	172	241	2	7,333	174

Total U.S. government and agency securities	13,190	252	241	2	13,431	254
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,099	62	208	14	2,307	76
Non-Agency	947	18	—	1	947	19
Auto loan asset-backed securities	1,189	3	65	—	1,254	3
Corporate bonds	2,708	50	119	4	2,827	54
Collateralized debt and loan obligations	1,073	14	—	—	1,073	14
FFELP student loan asset-backed securities	1,251	8	34	—	1,285	8

Total Corporate and other debt	9,267	155	426	19	9,693	174

Total debt securities available for sale	22,457	407	667	21	23,124	428

Equity securities available for sale	14	1	—	—	14	1

Total	$22,471	$408	$667	$21	$23,138	429

	Less than 12 Months		12 Months or Longer		Total
At December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$1,012	$2	$—	$—	$1,012	$2
U.S. agency securities	1,534	3	27	—	1,561	3

Total U.S. government and agency securities	2,546	5	27	—	2,573	5
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,057	4	—	—	1,057	4
Auto loan asset-backed securities	710	1	—	—	710	1
Corporate bonds	934	3	—	—	934	3

Total Corporate and other debt	2,701	8	—	—	2,701	8

Total debt securities available for sale	5,247	13	27	—	5,274	13

Equity securities available for sale	8	7	—	—	8	7

Total	$5,255	$20	$27	$—	$5,282	$20

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized gains and losses are recorded in Accumulated other comprehensive income.

The unrealized losses reported above on debt securities available for sale are due to rising interest rates during the nine months ended September 30, 2013. The Company does not intend to sell these securities or expect to be required to sell these securities prior to recovery of the amortized cost basis. In addition, the Company does not expect the U.S. government and agency securities to experience a credit loss given the explicit and implicit guarantee provided by the U.S. government. The Company believes that the debt securities with an unrealized loss in Accumulated other comprehensive income were not other-than-temporarily impaired at September 30, 2013.

The following table presents the amortized cost and fair value of debt securities available for sale by contractual maturity dates at September 30, 2013.

At September 30, 2013	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$3,153	$3,159	0.3%
After 1 year through 5 years	16,510	16,489	0.8%
After 5 years through 10 years	193	193	2.0%

Total	19,856	19,841

U.S. agency securities:
After 5 years through 10 years	2,396	2,393	1.3%
After 10 years	11,702	11,567	1.3%

Total	14,098	13,960

Total U.S. government and agency securities	33,954	33,801	0.9%

Corporate and other debt:
Commercial mortgage-backed securities:
Agency:
After 1 year through 5 years	540	534	0.9%
After 5 years through 10 years	530	517	1.0%
After 10 years	1,312	1,255	1.5%

Total	2,382	2,306

Non-Agency:
After 1 year through 5 years	114	111	1.1%
After 5 years through 10 years	60	59	1.4%
After 10 years	1,005	992	1.6%

Total	1,179	1,162

Auto loan asset-backed securities:
After 1 year through 5 years	1,921	1,919	0.7%
After 5 years through 10 years	125	125	0.8%

Total	2,046	2,044

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2013	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
Corporate bonds:
Due within 1 year	111	111	0.6%
After 1 year through 5 years	2,702	2,678	1.2%
After 5 years through 10 years	749	723	2.1%

Total	3,562	3,512

Collateralized debt and loan obligations:
After 1 year through 5 years	50	49	1.7%
After 10 years	1,037	1,024	1.4%

Total	1,087	1,073

FFELP student loan asset-backed securities:
After 1 year through 5 years	85	85	0.7%
After 5 years through 10 years	610	611	0.9%
After 10 years	2,255	2,258	1.0%

Total	2,950	2,954

Total Corporate and other debt	13,206	13,051	1.2%

Total debt securities available for sale	$47,160	$46,852	1.0%

See Note 7 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency commercial mortgage backed securities, auto loan asset-backed securities, FFELP student loan asset-backed securities and collateralized debt and loan obligations.

The following table presents information pertaining to sales of securities available for sale during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in millions)
Gross realized gains	$6	$31	$47	$56

Gross realized losses	$1	$—	$4	$3

Gross realized gains and losses are recognized in Other revenues in the condensed consolidated statements of income.

6.	Collateralized Transactions.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	At September 30, 2013
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Condensed Consolidated Statements of Financial Condition(3)	Net Exposure
	(dollars in millions)
Assets
Federal funds sold and securities purchased under agreements to resell	$211,457	$(77,469)	$133,988	$(127,980)	$6,008
Securities borrowed	145,647	(6,478)	139,169	(122,345)	16,824

Liabilities
Securities sold under agreements to repurchase	$216,867	$(77,469)	$139,398	$(105,061)	$34,337
Securities loaned	39,285	(6,478)	32,807	(31,857)	950

(1)	Amounts include $5.3 billion of Federal funds sold and securities purchased under agreements to resell, $12.5 billion of Securities borrowed and $33.0 billion of Securities sold under agreements to repurchase which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable.
(2)	Amounts relate to master netting agreements and collateral agreements which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

	At December 31, 2012
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Condensed Consolidated Statements of Financial Condition(3)	Net Exposure
	(dollars in millions)
Assets
Federal funds sold and securities purchased under agreements to resell	$203,448	$(69,036)	$134,412	$(126,303)	$8,109
Securities borrowed	127,002	(5,301)	121,701	(105,849)	15,852

Liabilities
Securities sold under agreements to repurchase	$191,710	$(69,036)	$122,674	$(103,521)	$19,153
Securities loaned	42,150	(5,301)	36,849	(30,395)	6,454

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Amounts include $7.4 billion of Federal funds sold and securities purchased under agreements to resell, $8.6 billion of Securities borrowed, $17.5 billion of Securities sold under agreements to repurchase and $0.6 billion of Securities loaned which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable.
(2)	Amounts relate to master netting agreements and collateral agreements which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the review of margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies to reduce risk. Additionally, transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations. For these transactions, adherence to the Company’s collateral policies significantly limits the Company’s credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and, if necessary, may sell securities that have not been paid for or purchase securities sold but not delivered from customers. At September 30, 2013 and December 31, 2012, there were approximately $21.9 billion and $24.0 billion, respectively, of customer margin loans outstanding.

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

	At September 30, 2013	At December 31, 2012
	(dollars in millions)
Trading assets:
U.S. government and agency securities	$19,501	$15,273
Other sovereign government obligations	4,047	3,278
Corporate and other debt	13,173	11,980
Corporate equities	10,270	26,377

Total	$46,991	$56,908

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. The Company additionally receives securities as collateral in connection with certain securities-for-securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the condensed consolidated statements of financial condition. At September 30, 2013 and December 31, 2012, the fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $574 billion and $560 billion, respectively, and the fair value of the portion that had been sold or repledged was $424 billion and $397 billion, respectively.

At September 30, 2013 and December 31, 2012, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

	At September 30, 2013	At December 31, 2012
	(dollars in millions)
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	$37,392	$30,970
Securities(1)	12,922	13,424

Total	$50,314	$44,394

(1)	Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Federal funds sold and securities purchased under agreements to resell and Trading assets in the condensed consolidated statements of financial condition.

7.	Variable Interest Entities and Securitization Activities.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables present information at September 30, 2013 and December 31, 2012 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis:

	At September 30, 2013
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$752	$—	$2,269	$1,187	$1,343
VIE liabilities	$423	$86	$59	$66	$163

	At December 31, 2012
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$978	$52	$2,394	$983	$1,676
VIE liabilities	$646	$16	$83	$65	$313

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s liabilities. At September 30, 2013 and December 31, 2012, managed real estate partnerships reflected nonredeemable noncontrolling interests in the Company’s condensed consolidated financial statements of $1,742 million and $1,804 million, respectively. The Company also had additional maximum exposure to losses of approximately $68 million and $58 million at September 30, 2013 and December 31, 2012, respectively. This additional exposure related primarily to certain derivatives (e.g., instead of purchasing senior securities, the Company has sold credit protection to synthetic CDOs through credit derivatives that are typically related to the most senior tranche of the CDO) and commitments, guarantees and other forms of involvement.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information about certain non-consolidated VIEs in which the Company had variable interests at September 30, 2013 and December 31, 2012. The tables include all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. Most of the VIEs included in the tables below are sponsored by unrelated parties; the Company’s involvement generally is the result of the Company’s secondary market-making activities and securities held in its available for sale portfolio (see Note 5):

	At September 30, 2013
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$163,017	$26,153	$3,129	$1,802	$10,036
Maximum exposure to loss:
Debt and equity interests(2)	$14,257	$1,920	$21	$1,071	$2,965
Derivative and other contracts	10	23	1,975	—	164
Commitments, guarantees and other	—	142	—	656	640

Total maximum exposure to loss	$14,267	$2,085	$1,996	$1,727	$3,769

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$14,257	$1,920	$21	$670	$2,965
Derivative and other contracts	10	4	4	—	73

Total carrying value of exposure to loss—Assets	$14,267	$1,924	$25	$670	$3,038

Carrying value of exposure to loss— Liabilities:
Derivative and other contracts	$—	$2	$1	$—	$55
Commitments, guarantees and other	—	—	—	9	—

Total carrying value of exposure to loss—Liabilities	$—	$2	$1	$9	$55

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $17.2 billion of residential mortgages; $47.5 billion of commercial mortgages; $56.9 billion of U.S. agency collateralized mortgage obligations; and $41.4 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $1.7 billion of residential mortgages; $1.1 billion of commercial mortgages; $7.5 billion of U.S. agency collateralized mortgage obligations; and $4.0 billion of other consumer or commercial loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2012
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$251,689	$13,178	$3,390	$1,811	$14,029
Maximum exposure to loss:
Debt and equity interests(2)	$22,280	$1,173	$—	$1,053	$3,387
Derivative and other contracts	154	51	2,158	—	562
Commitments, guarantees and other	66	—	—	679	384

Total maximum exposure to loss	$22,500	$1,224	$2,158	$1,732	$4,333

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$22,280	$1,173	$—	$663	$3,387
Derivative and other contracts	156	8	4	—	174

Total carrying value of exposure to loss—Assets	$22,436	$1,181	$4	$663	$3,561

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$11	$2	$—	$—	$172
Commitments, guarantees and other	—	—	—	12	—

Total carrying value of exposure to loss—Liabilities	$11	$2	$—	$12	$172

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $18.3 billion of residential mortgages; $53.8 billion of commercial mortgages; $126.3 billion of U.S. agency collateralized mortgage obligations; and $53.3 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $1.0 billion of residential mortgages; $1.5 billion of commercial mortgages; $14.8 billion of U.S. agency collateralized mortgage obligations; and $5.0 billion of other consumer or commercial loans.

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

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $10.2 billion at September 30, 2013. These securities were either retained in connection with transfers of assets by the Company, acquired in connection with secondary market-making activities or held in the Company’s available for sale portfolio (see Note 5). Securities issued by securitization SPEs consist of $6.0 billion of securities backed primarily by

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

residential mortgage loans, $0.9 billion of securities backed by U.S. agency collateralized mortgage obligations, $1.0 billion of securities backed by commercial mortgage loans, $0.4 billion of securities backed by collateralized debt obligations or collateralized loan obligations and $1.9 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. The Company’s primary risk exposure is to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Trading assets—Corporate and other debt or Securities available for sale and are measured at fair value (see Note 4). The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Company’s maximum exposure to loss generally equals the fair value of the securities owned.

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

Transfers of Assets with Continuing Involvement.

The following tables present information at September 30, 2013 regarding transactions with SPEs in which the Company, acting as principal, transferred financial assets with continuing involvement and received sales treatment:

	At September 30, 2013
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other
	(dollars in millions)
SPE assets (unpaid principal balance)(1)	$33,610	$54,648	$18,348	$12,436
Retained interests (fair value):
Investment grade	$—	$10	$698	$—
Non-investment grade	128	226	—	1,322

Total retained interests (fair value)	$128	$236	$698	$1,322

Interests purchased in the secondary market (fair value):
Investment grade	$4	$80	$27	$351
Non-investment grade	82	57	—	65

Total interests purchased in the secondary market (fair value)	$86	$137	$27	$416

Derivative assets (fair value)	$—	$729	$—	$123
Derivative liabilities (fair value)	$2	$—	$—	$184

(1)	Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At September 30, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$708	$—	$708
Non-investment grade	—	198	1,478	1,676

Total retained interests (fair value)	$—	$906	$1,478	$2,384

Interests purchased in the secondary market (fair value):
Investment grade	$—	$454	$8	$462
Non-investment grade	—	179	25	204

Total interests purchased in the secondary market (fair value)	$—	$633	$33	$666

Derivative assets (fair value)	$—	$624	$228	$852
Derivative liabilities (fair value)	$—	$172	$14	$186

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

Net gains on sales of assets in securitization transactions at the time of the sale were not material in the nine months ended September 30, 2013 and 2012.

During the nine months ended September 30, 2013 and 2012, the Company received proceeds from new securitization transactions of $18.8 billion and $13.7 billion, respectively. During the nine months ended September 30, 2013 and 2012, the Company received proceeds from cash flows from retained interests in securitization transactions of $3.8 billion and $3.2 billion, respectively.

The Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company (see Note 12).

Failed Sales.

In order to be treated as a sale of assets for accounting purposes, a transaction must meet all of the criteria stipulated in the accounting guidance for the transfer of financial assets. If the transfer fails to meet these criteria, that transfer of financial assets is treated as a failed sale. In such case for transfers to VIEs and securitizations, the Company continues to recognize the assets in Trading assets, and the Company recognizes the associated liabilities in Other secured financings in the condensed consolidated statements of financial condition (see Note 10).

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

The following table presents information about the carrying value (equal to fair value) of assets and liabilities resulting from transfers of financial assets treated by the Company as secured financings:

	At September 30, 2013		At December 31, 2012
	Carrying Value of		Carrying Value of
	Assets	Liabilities	Assets	Liabilities
		(dollars in millions)
Credit-linked notes	$48	$41	$283	$222
Equity-linked transactions	39	35	422	405
Other	360	359	29	28

Mortgage Servicing Activities.

Mortgage Servicing Rights.    The Company may retain servicing rights to certain mortgage loans that are sold. These transactions create an asset referred to as MSRs, which totaled approximately $8 million and $7 million at September 30, 2013 and December 31, 2012, respectively, and are included within Intangible assets and carried at fair value in the condensed consolidated statements of financial condition.

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

The Company provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets and are recorded at cost, net of allowances. Advances at September 30, 2013 and December 31, 2012 totaled approximately $88 million and $49 million, respectively. There were no allowances at September 30, 2013 and December 31, 2012.

The following tables present information about the Company’s mortgage servicing activities for SPEs to which the Company transferred loans at September 30, 2013 and December 31, 2012:

	At September 30, 2013
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$780	$818	$4,041
Amounts past due 90 days or greater (unpaid principal balance)(1)	$75	$45	$—
Percentage of amounts past due 90 days or greater(1)	9.6%	5.5%	—
Credit losses	$2	$12	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

	At December 31, 2012
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$821	$1,141	$4,760
Amounts past due 90 days or greater (unpaid principal balance)(1)	$86	$43	$—
Percentage of amounts past due 90 days or greater(1)	10.4%	3.8%	—
Credit losses	$3	$2	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

8.	Financing Receivables and Allowance for Credit Losses.

Loans held for investment.

The Company’s loans held for investment are recorded at amortized cost and classified as Loans in the condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s loans held for investment at September 30, 2013 and December 31, 2012 included the following:

	At September 30, 2013	At December 31, 2012
	(dollars in millions)
Commercial and industrial	$11,953	$9,449
Consumer loans	10,299	7,618
Residential real estate loans	8,784	6,630
Wholesale real estate loans	2,102	326

Total loans held for investment, gross of allowance for loan losses	33,138	24,023
Allowance for loan losses	(166)	(106)

Total loans held for investment, net of allowance for loan losses	$32,972	$23,917

The above table does not include loans held for sale of $4,762 million and $5,129 million at September 30, 2013 and December 31, 2012, respectively.

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

Commercial and industrial loans of approximately $117 million and wholesale real estate loans of approximately $4 million were impaired, for which there was a related allowance for loan losses of $23 million, at September 30, 2013. Approximately 99% of the Company’s loan portfolio was current at September 30, 2013. Commercial and industrial loans of approximately $19 million and residential real estate loans of approximately $1 million were impaired, for which there was a related allowance for loan losses of $2 million, at December 31, 2012. Approximately 99% of the Company’s loan portfolio was current at December 31, 2012.

The Company assigned an internal grade of “doubtful” to certain commercial asset-backed and wholesale real estate loans totaling $21 million and $25 million at September 30, 2013 and December 31, 2012, respectively. Doubtful loans can be classified as current if the borrower is making payments in accordance with the loan agreement. The Company assigned an internal grade of “pass” to the majority of its remaining loan portfolio.

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

	Commercial and Industrial	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for loan losses:
Balance at December 31, 2012	$96	$3	$5	$2	$106
Gross charge-offs	(12)	—	(1)	(2)	(15)

Net charge-offs	(12)	—	(1)	(2)	(15)

Provision for loan losses(1)	64	(2)	—	13	75

Balance at September 30, 2013	$148	$1	$4	$13	$166

Allowance for loan losses by impairment methodology:
Collectively evaluated for impairment	$129	$1	$4	$9	$143
Individually evaluated for impairment	19	—	—	4	23

Total allowance for loan losses at September 30, 2013	$148	$1	$4	$13	$166

Loans evaluated by impairment methodology(2):
Collectively evaluated for impairment	$11,826	$10,299	$8,776	$2,092	$32,993
Individually evaluated for impairment	127	—	8	10	145

Total loans evaluated at September 30, 2013	$11,953	$10,299	$8,784	$2,102	$33,138

Allowance for lending-related commitments:
Balance at December 31, 2012	$90	$—	$—	$1	$91
Provision for lending-related commitments(3)	41	—	—	—	41
Other	(10)	—	—	—	(10)

Balance at September 30, 2013	$121	$—	$—	$1	$122

Allowance for lending-related commitments by impairment methodology:
Collectively evaluated for impairment	$121	$—	$—	$1	$122
Individually evaluated for impairment	—	—	—	—	—

Total allowance for lending-related commitments at September 30, 2013	$121	$—	$—	$1	$122

Lending-related commitments evaluated by impairment methodology:
Collectively evaluated for impairment	$57,137	$1,770	$1,407	$234	$60,548
Individually evaluated for impairment	—	—	—	—	—

Total lending-related commitments evaluated at September 30, 2013	$57,137	$1,770	$1,407	$234	$60,548

(1)	The Company recorded $41 million of provision for loan losses within Other revenues for the quarter ended September 30, 2013.
(2)	Balances are gross of the allowance and represent recorded investment in the loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	The Company recorded $12 million of provision for lending-related commitments within Other non-interest expenses for the quarter ended September 30, 2013.

	Commercial and Industrial	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for loan losses:
Balance at December 31, 2011	$14	$1	$1	$1	$17
Gross charge-offs	(12)	—	—	—	(12)
Gross recoveries	—	—	—	11	11

Net charge-offs	(12)	—	—	11	(1)

Provision for loan losses(1)	86	6	2	(9)	85

Balance at September 30, 2012	$88	$7	$3	$3	$101

Allowance for loan losses by impairment methodology:
Collectively evaluated for impairment	$94	$3	$5	$2	$104
Individually evaluated for impairment	2	—	—	—	2

Total allowance for loan losses at December 31, 2012	$96	$3	$5	$2	$106

Loans evaluated by impairment methodology(2):
Collectively evaluated for impairment	$9,419	$7,618	$6,629	$326	$23,992
Individually evaluated for impairment	30	—	1	—	31

Total loan evaluated at December 31, 2012	$9,449	$7,618	$6,630	$326	$24,023

Allowance for lending-related commitments:
Balance at December 31, 2011	$19	$3	$—	$2	$24
Provision for lending-related commitments(3)	43	(1)	—	—	42

Balance at September 30, 2012	$62	$2	$—	$2	$66

Allowance for lending-related commitments by impairment methodology:
Collectively evaluated for impairment	$86	$—	$—	$1	$87
Individually evaluated for impairment	4	—	—	—	4

Total allowance for lending-related commitments at December 31, 2012	$90	$—	$—	$1	$91

Lending-related commitments evaluated by impairment methodology:
Collectively evaluated for impairment	$44,079	$1,406	$712	$101	$46,298
Individually evaluated for impairment	47	—	—	—	47

Total lending-related commitments evaluated at December 31, 2012	$44,126	$1,406	$712	$101	$46,345

(1)	The Company recorded $31 million of provision for loan losses within Other revenues for the quarter ended September 30, 2012.
(2)	Balances are gross of the allowance and represent recorded investment in the loans.
(3)	The Company recorded $34 million of provision for lending-related commitments within Other non-interest expenses for the quarter ended September 30, 2012.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Loans.

Employee loans are granted primarily in conjunction with a program established in the Wealth Management business segment to retain and recruit certain employees. These loans are recorded in Customer and other receivables in the condensed consolidated statements of financial condition. These loans are full recourse, generally require periodic payments and have repayment terms ranging from one to 12 years. The Company establishes a reserve for loan amounts it does not consider recoverable, which is recorded in Compensation and benefits expense. At September 30, 2013, the Company had $5,533 million of employee loans, net of an allowance of approximately $124 million. At December 31, 2012, the Company had $5,998 million of employee loans, net of an allowance of approximately $131 million.

The Company has also granted loans to other employees primarily in conjunction with certain after-tax leveraged investment arrangements. At September 30, 2013, the balance of these loans was $139 million, net of an allowance of approximately $99 million. At December 31, 2012, the balance of these loans was $172 million, net of an allowance of approximately $108 million. The Company establishes a reserve for non-recourse loan amounts not recoverable from employees, which is recorded in Other expense.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company completed its annual goodwill impairment testing at July 1, 2013. The Company’s testing did not indicate any goodwill impairment as each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value. Adverse market or economic events could result in impairment charges in future periods. At December 31, 2012, each of the Company’s reporting units with goodwill also had a fair value that was substantially in excess of its carrying value.

Goodwill.

Changes in the carrying amount of the Company’s goodwill, net of accumulated impairment losses for the nine months ended September 30, 2013, were as follows:

	Institutional Securities(1)	Wealth Management(1)	Investment Management	Total
		(dollars in millions)
Goodwill at December 31, 2012(2)	$337	$5,573	$740	$6,650
Foreign currency translation adjustments and other	(31)	—	—	(31)
Goodwill disposed of during the period(3)(4)	(17)	(11)	—	(28)

Goodwill at September 30, 2013(2)	$289	$5,562	$740	$6,591

(1)	On January 1, 2013, the International Wealth Management business was transferred from the Wealth Management business segment to the Equity division within the Institutional Securities business segment. Accordingly, prior period amounts have been recast to reflect the International Wealth Management business as part of the Institutional Securities business segment.
(2)	The amount of the Company’s goodwill before accumulated impairments of $700 million, which included $673 million related to the Institutional Securities business segment and $27 million related to the Investment Management business segment, was $7,291 million and $7,350 million at September 30, 2013 and December 31, 2012, respectively.
(3)	In 2011, the Company announced that it had reached an agreement with the employees of its in-house quantitative proprietary trading unit, Process Driven Trading (“PDT”), within the Institutional Securities business segment, whereby PDT employees will acquire certain assets from the Company and launch an independent advisory firm. This transaction closed on January 1, 2013.
(4)	The Wealth Management business segment sold the U.K. operations of Global Stock Plan Services business to Computershare Limited. This transaction closed on May 31, 2013.

Net Intangible Assets.

Changes in the carrying amount of the Company’s intangible assets for the nine months ended September 30, 2013 were as follows:

	Institutional Securities	Wealth Management	Investment Management	Total
		(dollars in millions)
Amortizable net intangible assets at December 31, 2012	$175	$3,600	$1	$3,776
Mortgage servicing rights (see Note 7)	—	7	—	7

Net intangible assets at December 31, 2012	$175	$3,607	$1	$3,783

Amortizable net intangible assets at December 31, 2012	$175	$3,600	$1	$3,776
Foreign currency translation adjustments and other	(2)	—	—	(2)
Amortization expense	(9)	(250)	—	(259)
Impairment losses(1)	(2)	(7)	—	(9)

Amortizable net intangible assets at September 30, 2013	162	3,343	1	3,506
Mortgage servicing rights (see Note 7)	—	8	—	8

Net intangible assets at September 30, 2013	$162	$3,351	$1	$3,514

(1)	Impairment losses are recorded within Other expenses.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Long-Term Borrowings and Other Secured Financings.

The Company’s long-term borrowings included the following components:

	At September 30, 2013	At December 31, 2012
	(dollars in millions)
Senior debt	$145,515	$158,899
Subordinated debt	7,478	5,845
Junior subordinated debentures	4,812	4,827

Total	$157,805	$169,571

During the nine months ended September 30, 2013, the Company issued and reissued notes with a principal amount of approximately $25 billion. This amount included the Company’s issuances of $2.0 billion in 10 year subordinated debt on May 21, 2013, $3.7 billion in senior unsecured debt on April 25, 2013 and $4.5 billion in senior unsecured debt on February 25, 2013. During the nine months ended September 30, 2013, approximately $31 billion in aggregate long-term borrowings matured or were retired.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.3 years at September 30, 2013 and December 31, 2012.

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

The Company’s other secured financings consisted of the following:

	At September 30, 2013	At December 31, 2012
	(dollars in millions)
Secured financings with original maturities greater than one year	$10,163	$14,431
Secured financings with original maturities one year or less	3,930	641
Failed sales(1)	435	655

Total(2)	$14,528	$15,727

(1)	For more information on failed sales, see Note 7.
(2)	Amounts include $6,145 million and $9,466 million at fair value at September 30, 2013 and December 31, 2012, respectively.

11.	Derivative Instruments and Hedging Activities.

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

	At September 30, 2013
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition(3)		Net Exposure
				Financial Instruments Collateral	Other Cash Collateral
	(dollars in millions)
Derivative assets
Bilateral OTC	$450,627	$(422,897)	$27,730	$(8,399)	$(79)	$19,252
Cleared OTC(4)	284,888	(284,147)	741	—	—	741
Exchange traded	34,487	(27,520)	6,967	—	—	6,967

Total derivative assets	$770,002	$(734,564)	$35,438	$(8,399)	$(79)	$26,960

Derivative liabilities
Bilateral OTC	$427,774	$(400,382)	$27,392	$(5,873)	$(151)	$21,368
Cleared OTC(4)	285,023	(284,827)	196	—	(49)	147
Exchange traded	38,100	(27,520)	10,580	(2,395)	—	8,185

Total derivative liabilities	$750,897	$(712,729)	$38,168	$(8,268)	$(200)	$29,700

(1)	Amounts include $10.5 billion of derivative assets and $10.6 billion of derivative liabilities which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable. See also “Fair Value and Notional of Derivative Instruments” for additional disclosure about gross fair values and notionals for derivative instruments by risk type.
(2)	Amounts relate to master netting agreements and collateral agreements which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Amounts relate to master netting agreements and collateral agreements which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
(4)	Includes OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.

	At December 31, 2012
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition(3)		Net Exposure
				Financial Instruments Collateral	Other Cash Collateral
	(dollars in millions)
Derivative assets
Bilateral OTC	$604,713	$(573,844)	$30,869	$(7,691)	$(232)	$22,946
Cleared OTC(4)	375,233	(374,546)	687	—	—	687
Exchange traded	24,305	(19,664)	4,641	—	—	4,641

Total derivative assets	$1,004,251	$(968,054)	$36,197	$(7,691)	$(232)	$28,274

Derivative Liabilities
Bilateral OTC	$578,018	$(547,285)	$30,733	$(7,871)	$(64)	$22,798
Cleared OTC(4)	374,960	(374,866)	94	—	(23)	71
Exchange traded	25,795	(19,664)	6,131	(1,028)	—	5,103

Total derivative liabilities	$978,773	$(941,815)	$36,958	$(8,899)	$(87)	$27,972

(1)	Amounts include $7.2 billion of derivative assets and $7.3 billion of derivative liabilities which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable. See also “Fair Value and Notional of Derivative Instruments” for additional disclosure about gross fair values and notionals for derivative instruments by risk type.
(2)	Amounts relate to master netting agreements and collateral agreements which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
(4)	Includes OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at September 30, 2013 and December 31, 2012, respectively. Fair value is presented in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Trading Assets at September 30, 2013(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post-Collateral
	Less than 1	1-3	3-5	Over 5
Credit Rating(2)
	(dollars in millions)
AAA	$337	$605	$1,043	$4,305	$(4,010)	$2,280	$1,926
AA	2,283	2,015	2,655	10,281	(11,877)	5,357	3,533
A	6,865	9,504	10,419	21,414	(40,171)	8,031	6,367
BBB	2,886	3,498	3,660	15,220	(17,861)	7,403	5,625
Non-investment grade	2,697	3,007	1,672	3,156	(5,211)	5,321	2,542

Total	$15,068	$18,629	$19,449	$54,376	$(79,130)	$28,392	$19,993

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared OTC derivatives. The table does not include exchange-traded derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Trading Assets at December 31, 2012(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post-Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$353	$551	$1,299	$6,121	$(4,851)	$3,473	$3,088
AA	2,125	3,635	2,958	10,270	(12,761)	6,227	4,428
A	6,643	9,596	14,228	29,729	(50,722)	9,474	7,638
BBB	2,673	3,970	3,704	18,586	(21,713)	7,220	5,754
Non-investment grade	2,091	2,855	2,142	4,538	(6,696)	4,930	2,725

Total	$13,885	$20,607	$24,331	$69,244	$(96,743)	$31,324	$23,633

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared OTC derivatives. The table does not include exchange-traded derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

Hedge Accounting.

The Company applies hedge accounting using various derivative financial instruments to hedge interest rate and foreign exchange risk arising from assets and liabilities not held at fair value as part of asset and liability management and foreign currency exposure management.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the nine months ended September 30, 2012, the Company recognized an out of period pre-tax gain of approximately $109 million in the Institutional Securities business segment’s Other sales and trading net revenues, related to the reversal of amounts recorded in cumulative other comprehensive income due to the incorrect application of hedge accounting on certain derivative contracts previously designated as net investment hedges of certain non-U.S. dollar denominated subsidiaries. The Company has evaluated the effects of the incorrect application of hedge accounting, both qualitatively and quantitatively, and concluded that it did not have a material impact on any prior annual or quarterly consolidated financial statements. Subsequent to the identification of the incorrect application of net investment hedge accounting, the Company has appropriately redesignated the forward foreign exchange contracts and reapplied hedge accounting.

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

	Derivative Assets At September 30, 2013
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(2)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(2)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$5,586	$324	$—	$5,910	$58,287	$11,440	$—	$69,727
Foreign exchange contracts	180	—	—	180	5,853	137	—	5,990

Total derivatives designated as accounting hedges	5,766	324	—	6,090	64,140	11,577	—	75,717

Derivatives not designated as accounting hedges(1):
Interest rate contracts	304,345	280,067	376	584,788	6,551,567	12,716,148	1,255,543	20,523,258
Credit contracts	45,312	4,359	—	49,671	1,397,432	254,921	—	1,652,353
Foreign exchange contracts	55,800	138	24	55,962	1,844,721	5,719	8,521	1,858,961
Equity contracts	26,375	—	29,733	56,108	331,139	—	501,628	832,767
Commodity contracts	12,993	—	4,354	17,347	166,689	—	179,290	345,979
Other	36	—	—	36	2,432	—	—	2,432

Total derivatives not designated as accounting hedges	444,861	284,564	34,487	763,912	10,293,980	12,976,788	1,944,982	25,215,750

Total derivatives	$450,627	$284,888	$34,487	$770,002	$10,358,120	$12,988,365	$1,944,982	$25,291,467
Cash collateral netting	(53,748)	(2,869)	—	(56,617)	—	—	—	—
Counterparty netting	(369,149)	(281,278)	(27,520)	(677,947)	—	—	—	—

Total derivative assets	$27,730	$741	$6,967	$35,438	$10,358,120	$12,988,365	$1,944,982	$25,291,467

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Liabilities At September 30, 2013
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(2)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(2)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$514	$405	$—	$919	$2,647	$12,454	$—	$15,101
Foreign exchange contracts	289	1	—	290	9,563	226	—	9,789

Total derivatives designated as accounting hedges	803	406	—	1,209	. 12,210	12,680	—	24,890

Derivatives not designated as accounting hedges(1):
Interest rate contracts	284,561	280,055	358	564,974	6,417,090	12,594,699	1,532,970	20,544,759
Credit contracts	43,093	4,483	—	47,576	1,257,814	244,523	—	1,502,337
Foreign exchange contracts	56,463	79	9	56,551	1,914,342	4,988	3,297	1,922,627
Equity contracts	30,241	—	32,992	63,233	337,877	—	505,050	842,927
Commodity contracts	12,409	—	4,741	17,150	154,196	—	159,652	313,848
Other	204	—	—	204	6,455	—	—	6,455

Total derivatives not designated as accounting hedges	426,971	284,617	38,100	749,688	10,087,774	12,844,210	2,200,969	25,132,953

Total derivatives	$427,774	$285,023	$38,100	$750,897	$10,099,984	$12,856,890	$2,200,969	$25,157,843
Cash collateral netting	(31,233)	(3,549)	—	(34,782)	—	—	—	—
Counterparty netting	(369,149)	(281,278)	(27,520)	(677,947)	—	—	—	—

Total derivative liabilities	$27,392	$196	$10,580	$38,168	$10,099,984	$12,856,890	$2,200,969	$25,157,843

(1)	Notional amounts include gross notionals related to open long and short futures contracts of $411 billion and $915 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $951 million and $51 million is included in Customer and other receivables and Customer and other payables, respectively, on the condensed consolidated statements of financial condition.
(2)	Includes OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Assets At December 31, 2012
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(2)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(2)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$8,046	$301	$—	$8,347	$66,916	$8,199	$—	$75,115
Foreign exchange contracts	367	—	—	367	10,291	—	—	10,291

Total derivatives designated as accounting hedges	8,413	301	—	8,714	77,207	8,199	—	85,406

Derivatives not designated as accounting hedges(1):
Interest rate contracts	443,523	371,789	142	815,454	8,029,510	10,096,252	776,130	18,901,892
Credit contracts	65,168	3,099	—	68,267	1,734,907	197,879	—	1,932,786
Foreign exchange contracts	52,349	44	34	52,427	1,831,385	3,834	5,967	1,841,186
Equity contracts	19,916	—	18,684	38,600	258,484	—	329,216	587,700
Commodity contracts	15,201	—	5,445	20,646	164,842	—	176,714	341,556
Other	143	—	—	143	4,908	—	—	4,908

Total derivatives not designated as accounting hedges	596,300	374,932	24,305	995,537	12,024,036	10,297,965	1,288,027	23,610,028

Total derivatives	$604,713	$375,233	$24,305	$1,004,251	$12,101,243	$10,306,164	$1,288,027	$23,695,434
Cash collateral netting	(68,024)	(1,224)	—	(69,248)	—	—	—	—
Counterparty netting	(505,820)	(373,322)	(19,664)	(898,806)	—	—	—	—

Total derivative assets	$30,869	$687	$4,641	$36,197	$12,101,243	$10,306,164	$1,288,027	$23,695,434

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Liabilities At December 31, 2012
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(2)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(2)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$167	$1	$—	$168	$2,000	$660	$—	$2,660
Foreign exchange contracts	319	—	—	319	17,156	—	—	17,156

Total derivatives designated as accounting hedges	486	1	—	487	19,156	660	—	19,816

Derivatives not designated as accounting hedges(1):
Interest rate contracts	422,864	370,856	216	793,936	7,726,241	9,945,979	1,994,947	19,667,167
Credit contracts	60,420	4,074	—	64,494	1,645,464	222,343	—	1,867,807
Foreign exchange contracts	56,062	29	3	56,094	1,878,597	3,473	4,003	1,886,073
Equity contracts	22,239	—	19,631	41,870	257,340	—	329,858	587,198
Commodity contracts	15,886	—	5,945	21,831	169,189	—	155,912	325,101
Other	61	—	—	61	5,161	—	—	5,161

Total derivatives not designated as accounting hedges	577,532	374,959	25,795	978,286	11,681,992	10,171,795	2,484,720	24,338,507

Total derivatives	$578,018	$374,960	$25,795	$978,773	$11,701,148	$10,172,455	$2,484,720	$24,358,323
Cash collateral netting	(41,465)	(1,544)	—	(43,009)	—	—	—	—
Counterparty netting	(505,820)	(373,322)	(19,664)	(898,806)	—	—	—	—

Total derivative liabilities	$30,733	$94	$6,131	$36,958	$11,701,148	$10,172,455	$2,484,720	$24,358,323

(1)	Notional amounts include gross notionals related to open long and short futures contracts of $368 billion and $1,476 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $1,073 million and $24 million is included in Customer and other receivables and Customer and other payables, respectively, on the condensed consolidated statements of financial condition.
(2)	Includes OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for the quarters and nine months ended September 30, 2013 and 2012, respectively.

Derivatives Designated as Fair Value Hedges.

The following table presents gains (losses) reported on derivative instruments and the related hedge item as well as the hedge ineffectiveness included in Interest expense in the condensed consolidated statements of income from interest rate contracts:

	Gains (Losses) Recognized
	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2013	2012	2013	2012
	(dollars in millions)
Derivatives	$(302)	$72	$(3,421)	$504
Borrowings	583	17	4,374	(37)

Total	$281	$89	$953	$467

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives Designated as Net Investment Hedges.

	Gains Recognized in OCI (effective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2013	2012	2013	2012(1)
	(dollars in millions)
Foreign exchange contracts(2)	$(193)	$(226)	$346	$(76)

Total	$(193)	$(226)	$346	$(76)

(1)	A gain of $77 million, net of tax, related to net investment hedges was reclassified from other comprehensive income into income during the nine months ended September 30, 2012. The amount primarily related the reversal of amounts recorded in cumulative other comprehensive income due to the incorrect application of hedge accounting on certain derivative contracts (see above for further information).
(2)	Losses of $34 million and $103 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarter and nine months ended September 30, 2013, respectively. Losses of $65 million and $193 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarter and nine months ended September 30, 2012, respectively.

The table below summarizes gains (losses) on derivative instruments not designated as accounting hedges for the quarters and nine months ended September 30, 2013 and 2012, respectively:

	Gains (Losses) Recognized in Income(1)(2)
	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2013	2012	2013	2012
	(dollars in millions)
Interest rate contracts	$(435)	$227	$(676)	$977
Credit contracts	(145)	(525)	100	96
Foreign exchange contracts	594	(129)	2,775	310
Equity contracts	(1,580)	(800)	(4,840)	(1,229)
Commodity contracts	104	(136)	1,407	166
Other contracts	(25)	(14)	(69)	10

Total derivative instruments	$(1,487)	$(1,377)	$(1,303)	$330

(1)	Gains (losses) on derivative contracts not designated as hedges are primarily included in Trading in the condensed consolidated statements of income.
(2)	Gains (losses) associated with certain derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Trading in the condensed consolidated statements of income.

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $71 million and $53 million at September 30, 2013 and December 31, 2012, respectively and a notional value of $2,146 million and $2,178 million at September 30, 2013 and December 31, 2012, respectively. The Company recognized gains of $13 million related to changes in the fair value of its bifurcated embedded derivatives in both the quarter and nine months ended September 30, 2013. The Company recognized gains of $12 million and $6 million related to changes in the fair value of its bifurcated embedded derivatives in the quarter and nine months ended September 30, 2012, respectively.

At September 30, 2013 and December 31, 2012, the amount of payables associated with cash collateral received that was netted against derivative assets was $56.6 billion and $69.2 billion, respectively, and the amount of

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receivables in respect of cash collateral paid that was netted against derivative liabilities was $34.8 billion and $43.0 billion, respectively. Cash collateral receivables and payables of $204 million and $5 million, respectively, at September 30, 2013 and $158 million and $34 million, respectively, at December 31, 2012, were not offset against certain contracts that did not meet the definition of a derivative.

Credit-Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit ratings downgrade. At September 30, 2013, the aggregate fair value of OTC derivative contracts that contain credit-risk-related contingent features that are in a net liability position totaled $22,428 million, for which the Company has posted collateral of $19,474 million, in the normal course of business. The long-term credit ratings on the Company by Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”) are currently at different levels (commonly referred to as “split ratings”). At September 30, 2013, the future potential collateral amounts, termination payments or other contractual amounts that could be called by counterparties in the event of a downgrade of the Company’s long-term credit rating under various scenarios are: $284 million (Baa1 Moody’s/BBB+ S&P) and $2,994 million (Baa2 Moody’s/BBB S&P). Of these amounts, $2,871 million at September 30, 2013 related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

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

The tables below summarize the notional and fair value of protection sold and protection purchased through credit default swaps at September 30, 2013 and December 31, 2012:

	At September 30, 2013
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$889,337	$(3,488)	$847,529	$3,121
Index and basket credit default swaps	516,283	205	424,669	(302)
Tranched index and basket credit default swaps	172,166	(1,626)	304,706	(5)

Total	$1,577,786	$(4,909)	$1,576,904	$2,814

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

The table below summarizes the credit ratings and maturities of protection sold through credit default swaps and other credit contracts at September 30, 2013:

	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$1,641	$7,641	$13,025	$2,183	$24,490	$(156)
AA	10,016	21,583	27,395	5,350	64,344	(707)
A	55,905	57,731	56,520	6,259	176,415	(2,522)
BBB	119,444	123,063	129,910	23,905	396,322	(1,904)
Non-investment grade	69,370	77,969	71,782	8,645	227,766	1,801

Total	256,376	287,987	298,632	46,342	889,337	(3,488)

Index and basket credit default swaps(3):
AAA	16,504	34,984	39,470	2,362	93,320	(1,319)
AA	1,190	8,460	9,657	5,877	25,184	(335)
A	1,452	3,609	8,614	23	13,698	(43)
BBB	21,162	64,741	112,188	8,079	206,170	(1,787)
Non-investment grade	58,014	93,750	162,213	36,100	350,077	2,063

Total	98,322	205,544	332,142	52,441	688,449	(1,421)

Total credit default swaps sold	$354,698	$493,531	$630,774	$98,783	$1,577,786	$(4,909)

Other credit contracts(4)(5)	$376	$10	$137	$1,165	$1,688	$(171)

Total credit derivatives and other credit contracts	$355,074	$493,541	$630,911	$99,948	$1,579,474	$(5,080)

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the terms of the contracts.
(3)	Credit ratings are calculated internally.
(4)	Other credit contracts include CLNs, CDOs and credit default swaps that are considered hybrid instruments.
(5)	Fair value amount shown represents the fair value of the hybrid instruments.

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

Purchased Credit Protection with Identical Underlying Reference Obligations.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $1.2 trillion and $1.5 trillion at September 30, 2013 and December 31, 2012, respectively, compared with a notional amount of approximately $1.3 trillion and $1.6 trillion at September 30, 2013 and December 31, 2012, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations.

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

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at September 30, 2013 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total at September 30, 2013
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$682	$7	$—	$1	$690
Investment activities	690	112	36	257	1,095
Primary lending commitments—investment grade(1)	11,384	13,934	34,859	504	60,681
Primary lending commitments—non-investment grade(1)	2,684	5,088	9,505	1,836	19,113
Secondary lending commitments(2)	68	32	20	16	136
Commitments for secured lending transactions	964	—	—	4	968
Forward starting reverse repurchase agreements and securities borrowing agreements(3)(4)	70,411	—	—	—	70,411
Commercial and residential mortgage-related commitments	1,254	40	309	818	2,421
Underwriting commitments	410	—	—	—	410
Other commitments	2,284	376	206	79	2,945

Total	$90,831	$19,589	$44,935	$3,515	$158,870

(1)	This amount includes $44.9 billion of investment grade and $10.8 billion of non-investment grade unfunded commitments accounted for as held for investment and $5.9 billion of investment grade and $5.1 billion of non-investment grade unfunded commitments accounted for as held for sale at September 30, 2013. The remainder of these lending commitments is carried at fair value.
(2)	These commitments are recorded at fair value within Trading assets and Trading liabilities in the condensed consolidated statements of financial condition (see Note 4).
(3)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to September 30, 2013 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and of the total amount at September 30, 2013, $66.5 billion settled within three business days.
(4)	The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $1.9 billion.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at September 30, 2013:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity				Total
Type of Guarantee	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Credit derivative contracts(1)	$354,698	$493,531	$630,774	$98,783	$1,577,786	$(4,909)	$—
Other credit contracts	376	10	137	1,165	1,688	(171)	—
Non-credit derivative contracts(1)	1,423,753	873,318	304,554	507,865	3,109,490	61,134	—
Standby letters of credit and other financial guarantees issued(2)(3)	1,258	687	1,309	5,137	8,391	(210)	7,409
Market value guarantees	—	64	148	504	716	8	111
Liquidity facilities	2,220	148	—	—	2,368	(4)	3,143
Whole loan sales representations and warranties	—	—	—	23,803	23,803	69	—
Securitization representations and warranties	—	—	—	67,130	67,130	90	—
General partner guarantees	83	45	58	241	427	75	—

(1)	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 11.
(2)	Approximately $2.1 billion of standby letters of credit are also reflected in the “Commitments” table above in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Trading assets or Trading liabilities in the condensed consolidated statements of financial condition.
(3)	Amounts include guarantees issued by consolidated real estate funds sponsored by the Company of approximately $13 million. These guarantees relate to obligations of the fund’s investee entities, including guarantees related to capital expenditures and principal and interest debt payments. Accrued losses under these guarantees of approximately $4 million are reflected as a reduction of the carrying value of the related fund investments, which are reflected in Trading assets on the condensed consolidated statement of financial condition.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. The Company expects future litigation accruals in general to continue to be elevated and the changes in accruals from period to period may fluctuate significantly, given the current environment regarding financial crisis related government investigations and private litigation affecting global financial services firms, including the Company.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

In December 2010, the Basel Committee reached an agreement on Basel III. In July 2013, the U.S. banking regulators issued a final rule to implement many aspects of Basel III (the “U.S. Basel III final rule”). The U.S. Basel III final rule contains new capital standards that raise the capital requirements, strengthen counterparty credit risk capital requirements and replace the use of externally developed credit ratings with alternatives such as the Organisation for Economic Co-operation and Development’s country risk classifications. The U.S. Basel III final rule also requires certain banking organizations, including the Company, to maintain both a capital conservation buffer and, if deployed, a countercyclical capital buffer, above the minimum risk-based capital ratios. Failure to maintain such buffers will result in restrictions on the banking organization’s ability to make capital distributions and pay discretionary bonuses to executive officers. Under the U.S. Basel III final rule, the Company will be subject to a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 8% on a fully phased-in basis. In addition, the final rule provides that certain new items be deducted from Common Equity Tier 1 capital and certain Basel I deductions be modified. The majority of these capital deductions are subject to a phase-in schedule and will be fully phased-in by 2018. The Company will also be subject to a 2.5% Common Equity Tier 1 capital conservation buffer and, if deployed, up to a 2.5% Common Equity Tier 1 countercyclical buffer on a fully phased-in basis by 2019. Under the U.S. Basel III final rule, unrealized gains and losses on available-for-sale securities will be reflected in Common Equity Tier 1 capital, subject to a phase-in schedule. The U.S. Basel III final rule also subjects certain banking organizations, including the Company, to a minimum supplementary leverage ratio of 3%. The calibration of the supplementary leverage ratio is broadly similar to the December 2010 version of the Basel III leverage ratio and includes off-balance sheet exposures in the denominator. The Company will become subject to the U.S. Basel III final rule beginning on January 1, 2014. Certain requirements in the U.S. Basel III final rule, including the new capital buffers, will be phased in over several years.

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

At September 30, 2013, the Company’s capital levels calculated under Basel I, inclusive of the market risk capital framework amendment, were in excess of well-capitalized levels with ratios of Tier 1 capital to RWAs of 15.3% and total capital to RWAs of 16.1% (6% and 10% being well-capitalized for regulatory purposes, respectively). The Company’s ratio of Tier 1 common capital to RWAs was 12.6% (5% under stressed conditions is the current minimum under the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) framework). Financial holding companies, including the Company, are subject to a Tier 1 leverage ratio defined

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the Federal Reserve. Consistent with the Federal Reserve’s definition, the Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the period. At September 30, 2013, the Company was in compliance with the Federal Reserve’s Tier 1 leverage requirement, with a Tier 1 leverage ratio of 7.3% (5% is the current well-capitalized standard for regulatory purposes).

The following table summarizes the capital measures for the Company:

	September 30, 2013		December 31, 2012
	Balance	Ratio	Balance	Ratio
	(dollars in millions)
Tier 1 common capital	$48,696	12.6%	$44,794	14.6%
Tier 1 capital	58,903	15.3%	54,360	17.7%
Total capital	62,055	16.1%	56,626	18.5%
RWAs	385,664	—	306,746	—
Adjusted average total assets	807,368	—	769,495	—
Tier 1 leverage	—	7.3%	—	7.1%

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

At September 30, 2013, the Company’s U.S. bank operating subsidiaries met all capital adequacy requirements to which they are subject and exceeded all regulatory mandated and targeted minimum regulatory capital requirements to be well-capitalized. There are no conditions or events that management believes have changed the Company’s U.S. bank operating subsidiaries’ category.

The table below sets forth the capital information for the Company’s U.S. bank operating subsidiaries, which are U.S. depository institutions, calculated in a manner consistent with the guidelines described under Basel I, inclusive of the market risk capital framework amendment:

	September 30, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
	(dollars in millions)
Total capital (to RWAs):
MSBNA(1)	$12,211	16.7%	$11,509	16.7%
MSPBNA	$2,154	29.6%	$1,673	28.8%
Tier 1 capital (to RWAs):
MSBNA(1)	$10,549	14.5%	$9,918	14.4%
MSPBNA	$2,148	29.5%	$1,665	28.7%
Tier 1 leverage:
MSBNA	$10,549	10.8%	$9,918	13.3%
MSPBNA	$2,148	10.6%	$1,665	10.6%

(1)	MSBNA’s Tier 1 capital ratio and Total capital ratio at December 31, 2012 were each reduced by approximately 50 basis points due to an approximate $2.0 billion adjustment to notional value of derivative contracts, which resulted in an increase to MSBNA’s RWAs by such amount.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain a ratio of total capital to RWAs of 10%, a capital ratio of Tier 1 capital to RWAs of 6%, and a ratio of Tier 1 capital to average total assets (leverage ratio) of 5%. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. At September 30, 2013 and December 31, 2012, the Company’s U.S. depository institutions maintained capital at levels in excess of the universally mandated well-capitalized levels. These subsidiary depository institutions maintain capital at levels sufficiently in excess of the “well-capitalized” requirements to address any additional capital needs and requirements identified by the federal banking regulators.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the U.S. Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority, Inc. and the U.S. Commodity Futures Trading Commission (the “CFTC”). MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $7,222 million and $7,820 million at September 30, 2013 and December 31, 2012, respectively, which exceeded the amount required by $5,691 million and $6,453 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At September 30, 2013, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

MSSB LLC is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC, the Financial Industry Regulatory Authority, Inc. and the CFTC. MSSB LLC has consistently operated with capital in excess of its regulatory capital requirements.

MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Prudential Regulation Authority, and MSMS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIP and MSMS have consistently operated with capital in excess of their respective regulatory capital requirements.

Other Regulated Subsidiaries.    Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated with capital in excess of their local capital adequacy requirements.

Morgan Stanley Derivative Products Inc. (“MSDP”), a derivative products subsidiary rated A2 by Moody’s and AA- by S&P, maintains certain operating restrictions that have been reviewed by Moody’s and S&P. MSDP is operated such that creditors of the Company should not expect to have any claims on the assets of MSDP, unless and until the obligations to its own creditors are satisfied in full. Creditors of MSDP should not expect to have any claims on the assets of the Company or any of its affiliates, other than the respective assets of MSDP.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Redeemable Noncontrolling Interests and Total Equity.

Redeemable Noncontrolling Interests.

Redeemable noncontrolling interests related to the Wealth Management JV (see Note 3). Changes in redeemable noncontrolling interests for the nine months ended September 30, 2013 were as follows (dollars in millions):

Balance at December 31, 2012	$4,309
Net income applicable to redeemable noncontrolling interests	222
Distributions	(38)
Other	(11)
Carrying value of additional stake in Wealth Management JV purchased from Citi	(4,482)

Balance at September 30, 2013	$—

Total Equity.

Morgan Stanley Shareholders’ Equity.

In July 2013, the Company received no objection from the Federal Reserve to repurchase up to $500 million of the Company’s outstanding common stock under rules permitting annual capital distributions (12 Code of Federal Regulations 225.8, Capital Planning). Share repurchases are made pursuant to the share repurchase program previously authorized by the Company’s Board of Directors and will be exercised from time to time through March 31, 2014, at prices the Company deems appropriate subject to various factors, including the Company’s capital position and market conditions. The share repurchases may be effected through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be suspended at any time (see “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

During the quarter ended September 30, 2013, the Company repurchased approximately $123 million of the Company’s outstanding common stock as part of its share repurchase program. During the quarter and nine months ended September 30, 2012, the Company did not repurchase common stock as part of its share repurchase program. At September 30, 2013, the Company had approximately $1.4 billion remaining under its current share repurchase program. Share repurchases by the Company are subject to regulatory approval.

Series E Preferred Stock.    On September 30, 2013, the Company issued 34,500,000 Depositary Shares, for an aggregate price of $862 million. Each Depositary Share represents a 1/1,000th interest in a share of perpetual Series E Fixed-to-Floating Rate Non-Cumulative Preferred Stock, $0.01 par value (“Series E Preferred Stock”). The Series E Preferred Stock is redeemable at the Company’s option, (i) in whole or in part, from time to time, on any dividend payment date on or after October 15, 2023 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as defined therein), in each case at a redemption price of $25,000 per share (equivalent to $25 per Depositary Share). The Series E Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series E Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $854 million.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss).

The following table presents changes in Accumulated other comprehensive income (loss) by component, net of tax and net of noncontrolling interests, in the quarter ended September 30, 2013 (dollars in millions):

	Foreign Currency Translation Adjustments	Net Change in Cash Flow Hedges	Change in Net Unrealized Gains (Losses) on Securities Available for Sale	Pension, Postretirement and Other Related Adjustments	Total
Balance at June 30, 2013	$(420)	$(3)	$(218)	$(528)	$(1,169)

Other comprehensive income (loss) before reclassifications	117	—	37	—	154
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	(4)	4	1

Net other comprehensive income (loss) during the period	117	1	33	4	155

Balance at September 30, 2013	$(303)	$(2)	$(185)	$(524)	$(1,014)

The following table presents changes in Accumulated other comprehensive income (loss) by component, net of tax and net of noncontrolling interests, in the nine months ended September 30, 2013 (dollars in millions):

	Foreign Currency Translation Adjustments	Net Change in Cash Flow Hedges	Change in Net Unrealized Gains (Losses) on Securities Available for Sale	Pension, Postretirement and Other Related Adjustments	Total
Balance at December 31, 2012	$(123)	$(5)	$151	$(539)	$(516)

Other comprehensive income (loss) before reclassifications	(180)	—	(310)	2	(488)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3	(26)	13	(10)

Net other comprehensive income (loss) during the period	(180)	3	(336)	15	(498)

Balance at September 30, 2013	$(303)	$(2)	$(185)	$(524)	$(1,014)

The Company had no significant reclassifications out of Accumulated other comprehensive income (loss) for the quarter and nine months ended September 30, 2013.

Nonredeemable Noncontrolling Interests.

Changes in nonredeemable noncontrolling interests primarily resulted from distributions related to MSMS of $292 million and a real estate fund of $195 million in the nine months ended September 30, 2013. In September 2012, the Company reclassified approximately $4.3 billion from nonredeemable noncontrolling interests to redeemable noncontrolling interests for Citi’s remaining 35% interest in the Wealth Management JV (see Note 3). Changes in nonredeemable noncontrolling interests in the nine months ended September 30, 2012 also included distributions related to MSMS of $151 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic EPS:
Income (loss) from continuing operations	$1,000	$(958)	$3,470	$(97)
Net gain (loss) from discontinued operations	18	2	(30)	25

Net income (loss)	1,018	(956)	3,440	(72)
Net income applicable to redeemable noncontrolling interests	—	8	222	8
Net income applicable to nonredeemable noncontrolling interests	112	59	370	446

Net income (loss) applicable to Morgan Stanley	906	(1,023)	2,848	(526)
Less: Preferred dividends (Series A Preferred Stock)	(11)	(11)	(33)	(33)
Less: Preferred dividends (Series C Preferred Stock)	(13)	(13)	(39)	(39)
Less: Wealth Management JV redemption value adjustment (see Note 3)	—	—	(151)	—
Less: Allocation of (earnings) loss to participating RSUs(1):
From continuing operations	(2)	—	(6)	(1)

Earnings (loss) applicable to Morgan Stanley common shareholders	$880	$(1,047)	$2,619	$(599)

Weighted average common shares outstanding	1,909	1,889	1,906	1,884

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$0.45	$(0.55)	$1.39	$(0.32)
Net gain (loss) from discontinued operations	0.01	—	(0.02)	—

Earnings (loss) per basic common share	$0.46	$(0.55)	$1.37	$(0.32)

Diluted EPS:
Earnings (loss) applicable to Morgan Stanley common shareholders	$880	$(1,047)	$2,619	$(599)
Weighted average common shares outstanding	1,909	1,889	1,906	1,884
Effect of dilutive securities:
Stock options and RSUs(1)	56	—	46	—

Weighted average common shares outstanding and common stock equivalents	1,965	1,889	1,952	1,884

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$0.44	$(0.55)	$1.36	$(0.32)
Net gain (loss) from discontinued operations	0.01	—	(0.02)	—

Earnings (loss) per diluted common share	$0.45	$(0.55)	$1.34	$(0.32)

(1)	RSUs that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and, therefore, such RSUs are not included as incremental shares in the diluted calculation.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
Number of Antidilutive Securities Outstanding at End of Period:	2013	2012	2013	2012
	(shares in millions)
RSUs and performance-based stock units	4	87	4	87
Stock options	32	44	32	44

Total	36	131	36	131

16.	Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in millions)
Interest income(1):
Trading assets(2)	$494	$648	$1,742	$2,101
Securities available for sale	111	80	317	242
Loans	299	161	790	418
Interest bearing deposits with banks	38	44	89	95
Federal funds sold and securities purchased under agreements to resell and Securities borrowed	50	64	213	223
Other	319	382	980	1,165

Total interest income	$1,311	$1,379	$4,131	$4,244

Interest expense(1):
Deposits	$44	$46	$126	$136
Commercial paper and other short-term borrowings	4	11	18	35
Long-term debt	957	1,256	2,834	3,597
Securities sold under agreements to repurchase and Securities loaned	403	453	1,371	1,445
Other	(208)	(232)	(718)	(595)

Total interest expense	$1,200	$1,534	$3,631	$4,618

Net interest	$111	$(155)	$500	$(374)

(1)	Interest income and expense are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense.
(2)	Interest expense on Trading liabilities is reported as a reduction to Interest income on Trading assets.

17.	Employee Benefit Plans.

The Company sponsors various pension plans for the majority of its U.S. and non-U.S. employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees. The Company also provides certain postemployment benefits to certain former employees or inactive employees prior to retirement.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in millions)
Service cost, benefits earned during the period	$6	$7	$20	$22
Interest cost on projected benefit obligation	40	40	118	122
Expected return on plan assets	(28)	(27)	(85)	(82)
Net amortization of prior service costs	(3)	(3)	(10)	(10)
Net amortization of actuarial loss	9	7	29	21

Net periodic benefit expense	$24	$24	$72	$73

18.	Income Taxes.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the U.K., and in states in which the Company has significant business operations, such as New York. The Company is currently under review by the IRS Appeals Office for the remaining issues covering tax years 1999 – 2005. Also, the Company is currently at various levels of field examination with respect to audits with the IRS, as well as New York State, New York City and Japan, for tax years 2006 – 2008, 2007 – 2009 and 2012, respectively. During 2013, the Company expects to reach a conclusion with the U.K. tax authorities on substantially all issues through tax year 2010.

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

The Company’s effective tax rate from continuing operations for the quarter and nine months ended September 30, 2013 included a discrete net tax benefit of $73 million that is attributable to tax planning strategies to optimize foreign tax credit utilization as a result of the anticipated repatriation of earnings from certain non-U.S. subsidiaries. Additionally, the Company’s effective tax rate from continuing operations for the nine months ended September 30, 2013 included a discrete tax benefit of $81 million due to the retroactive effective date of the American Taxpayer Relief Act of 2012 (the “Relief Act”). The Relief Act that was enacted on January 2, 2013, among other things, extended with retroactive effect to January 1, 2012 a provision of U.S. tax law that defers the imposition of tax on certain active financial services income of certain foreign subsidiaries earned outside of the U.S. until such income is repatriated to the U.S. as a dividend. Also, the Company’s effective tax rate from continuing operations for the nine months ended September 30, 2013 included a discrete net tax benefit of $61 million associated with remeasurement of reserves and related interest based on new information regarding the status of certain tax authority examinations. Excluding these discrete net tax benefits, the annual effective tax rate in the nine months ended September 30, 2013 would have been 30.7%.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rate from continuing operations for the quarter and nine months ended September 30, 2012 included an $82 million out-of-period net income tax provision adjustment in the Institutional Securities business segment primarily related to the overstatement of tax benefits associated with repatriated earnings of a non-U.S. subsidiary in 2010. The Company has evaluated the effects of the understatement of income tax provision both qualitatively and quantitatively, and concluded that it did not have a material impact on any prior annual or quarterly consolidated financial statements. Excluding this out-of-period net income tax provision adjustment, the annual effective tax rate for the nine months ended September 30, 2012 would have been 95.6%.

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

Selected financial information for the Company’s segments is presented below:

Three Months Ended September 30, 2013	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$4,071	$2,988	$828	$(66)	$7,821
Interest income	897	532	2	(120)	1,311
Interest expense	1,282	39	2	(123)	1,200

Net interest	(385)	493	—	3	111

Net revenues(1)	$3,686	$3,481	$828	$(63)	$7,932

Income from continuing operations before income taxes	$371	$668	$300	$—	$1,339
Provision for income taxes	—	238	101	—	339

Income from continuing operations	371	430	199	—	1,000

Discontinued operations(2):
Gain (loss) from discontinued operations	(7)	—	8	15	16
Provision for (benefit from) income taxes	(5)	—	—	3	(2)

Net gain (loss) on discontinued operations	(2)	—	8	12	18

Net income	369	430	207	12	1,018
Net income applicable to nonredeemable noncontrolling interests	48	—	64	—	112

Net income applicable to Morgan Stanley	$321	$430	$143	$12	$906

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended September 30, 2012	Institutional Securities(3)	Wealth Management(3)	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$2,031	$2,823	$635	$(54)	$5,435
Interest income	1,017	476	2	(116)	1,379
Interest expense	1,567	77	6	(116)	1,534

Net interest	(550)	399	(4)	—	(155)

Net revenues(1)	$1,481	$3,222	$631	$(54)	$5,280

Income (loss) from continuing operations before income taxes	$(1,928)	$247	$198	$—	$(1,483)
Provision for (benefit from) income taxes	(662)	93	44	—	(525)

Income (loss) from continuing operations	(1,266)	154	154	—	(958)

Discontinued operations(2):
Gain (loss) from discontinued operations	(23)	—	12	—	(11)
Provision for (benefit from) income taxes	(8)	(5)	—	—	(13)

Net gain (loss) on discontinued operations	(15)	5	12	—	2

Net income (loss)	(1,281)	159	166	—	(956)
Net income applicable to redeemable noncontrolling interests	—	8	—	—	8
Net income applicable to nonredeemable noncontrolling interests	8	1	50	—	59

Net income (loss) applicable to Morgan Stanley	$(1,289)	$150	$116	$—	$(1,023)

Nine Months Ended September 30, 2013	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$12,970	$9,130	$2,151	$(158)	$24,093
Interest income	2,950	1,531	7	(357)	4,131
Interest expense	3,799	179	12	(359)	3,631

Net interest	(849)	1,352	(5)	2	500

Net revenues(1)	$12,121	$10,482	$2,146	$(156)	$24,593

Income from continuing operations before income taxes	$2,129	$1,920	$647	$—	$4,696
Provision for income taxes	348	687	191	—	1,226

Income from continuing operations	1,781	1,233	456	—	3,470

Discontinued operations(2):
Gain (loss) from discontinued operations	(64)	(1)	9	1	(55)
Provision for (benefit from) income taxes	(25)	—	—	—	(25)

Net gain (loss) on discontinued operations	(39)	(1)	9	1	(30)

Net income	1,742	1,232	465	1	3,440
Net income applicable to redeemable noncontrolling interests	1	221	—	—	222
Net income applicable to nonredeemable noncontrolling interests	234	—	136	—	370

Net income applicable to Morgan Stanley	$1,507	$1,011	$329	$1	$2,848

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2012	Institutional Securities(3)	Wealth Management(3)	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$9,480	$8,530	$1,641	$(131)	$19,520
Interest income	3,158	1,390	7	(311)	4,244
Interest expense	4,690	211	28	(311)	4,618

Net interest	(1,532)	1,179	(21)	—	(374)

Net revenues(1)	$7,948	$9,709	$1,620	$(131)	$19,146

Income (loss) from continuing operations before income taxes	$(1,769)	$1,060	$369	$(4)	$(344)
Provision for (benefit from) income taxes	(699)	364	88	—	(247)

Income (loss) from continuing operations	(1,070)	696	281	(4)	(97)

Discontinued operations(2):
Gain (loss) from discontinued operations	(41)	93	13	3	68
Provision for (benefit from) income taxes	18	26	—	(1)	43

Net gain (loss) on discontinued operations	(59)	67	13	4	25

Net income (loss)	(1,129)	763	294	—	(72)
Net income applicable to redeemable noncontrolling interests	—	8	—	—	8
Net income applicable to nonredeemable noncontrolling interests	132	176	138	—	446

Net income (loss) applicable to Morgan Stanley	$(1,261)	$579	$156	$—	$(526)

(1)	In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account fund performance to date versus the performance benchmark stated in the investment management agreement. The amount of performance-based fee revenue at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $446 million at September 30, 2013 and approximately $205 million at December 31, 2012 (see Note 2 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K).
(2)	See Notes 1 and 21 for discussion of discontinued operations.
(3)	On January 1, 2013, the International Wealth Management business was transferred from the Wealth Management business segment to the Equity division within the Institutional Securities business segment. Accordingly, prior period amounts have been recast to reflect the International Wealth Management business as part of the Institutional Securities business segment.

Total Assets(1)	Institutional Securities(2)	Wealth Management(2)	Investment Management	Total
	(dollars in millions)
At September 30, 2013	$675,676	$149,156	$7,391	$832,223

At December 31, 2012	$648,049	$125,565	$7,346	$780,960

(1)	Corporate assets have been fully allocated to the Company’s business segments.
(2)	Prior period amounts have been recast to reflect the transfer of the International Wealth Management business from the Wealth Management business segment to the Institutional Securities business segment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted and managed through European and Asian locations. The net revenues disclosed in the following table reflect the regional view of the Company’s consolidated net revenues on a managed basis, based on the following methodology:

•	Institutional Securities: advisory and equity underwriting—client location, debt underwriting—revenue recording location, sales and trading—trading desk location.

•	Wealth Management: wealth management representative coverage location.

•	Investment Management: client location, except for Merchant Banking and Real Estate Investing businesses, which are based on asset location.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Revenues	2013	2012	2013	2012
	(dollars in millions)
Americas	$5,665	$4,744	$17,635	$14,632
Europe, Middle East and Africa	1,148	296	3,346	2,422
Asia	1,119	240	3,612	2,092

Net revenues	$7,932	$5,280	$24,593	$19,146

20.	Equity Method Investments.

The Company has investments accounted for under the equity method of accounting (see Note 1) of $4,756 million and $4,682 million at September 30, 2013 and December 31, 2012, respectively, included in Other investments in the condensed consolidated statements of financial condition. Income from these investments were $148 million and $339 million for the quarter and nine months ended September 30, 2013, respectively, and are included in Other revenues in the condensed consolidated statements of income. Losses from these investments were $3 million and $24 million for the quarter and nine months ended September 30, 2012, respectively.

Japanese Securities Joint Venture.

The Company holds a 40% voting interest and Mitsubishi UFJ Financial Group, Inc. (“MUFG”) holds a 60% voting interest in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”), while the Company holds a 51% voting interest and MUFG holds a 49% voting interest in MSMS. The Company consolidates MSMS in its condensed consolidated financial statements and accounts for its interest in MUMSS as an equity method investment within the Institutional Securities business segment (see Note 14). During the quarters ended September 30, 2013 and 2012, the Company recorded income of $188 million and $36 million, respectively, and income of $487 million and $117 million in the nine months ended September 30, 2013 and 2012, respectively, within Other revenues in the condensed consolidated statements of income, arising from the Company’s 40% stake in MUMSS.

In June 2013, MUMSS paid a dividend of approximately $287 million, of which the Company received approximately $115 million for its proportionate share of MUMSS.

21.	Discontinued Operations.

See Note 1 for a discussion of the Company’s discontinued operations.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below provides information regarding amounts included in discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in millions)
Net revenues(1):
Saxon	$—	$(1)	$—	$76
Quilter	—	—	(1)	163
Other(2)	15	21	(3)	35

	$15	$20	$(4)	$274

Pre-tax gain (loss) on discontinued operations(1):
Saxon	$(14)	$(25)	$(53)	$(40)
Quilter(3)	—	—	(1)	97
Other(2)	30	14	(1)	11

	$16	$(11)	$(55)	$68

(1)	Amounts included eliminations of intersegment activity.
(2)	Amounts included in Other are related to the sale of the Company’s retail asset management business, a principal investment and other.
(3)	Amount for the nine months ended September 30, 2012 included a pre-tax gain of approximately $108 million in connection with the sale of Quilter.

22.	Subsequent Events.

The Company has evaluated subsequent events for adjustment to or disclosure in the condensed consolidated financial statements through the date of this report and the Company has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

Common Dividend.

On October 18, 2013, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05. The dividend is payable on November 15, 2013 to common shareholders of record on October 31, 2013.

Long-Term Borrowing.

Subsequent to September 30, 2013 and through October 31, 2013, the Company’s long-term borrowings (net of issuances) decreased by approximately $1.3 billion.

Deposits.

In October 2013, approximately $1.7 billion of deposits held by Citi relating to customer accounts were transferred to the Company’s depository institutions (see Note 3).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of September 30, 2013, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and the condensed consolidated statements of cash flows and changes in total equity for the nine-month periods ended September 30, 2013 and 2012. These condensed consolidated financial statements are the responsibility of the management of the Company.

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
New York, New York November 4, 2013

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

Wealth Management provides brokerage and investment advisory services to individual investors and small-to-medium sized businesses and institutions covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; cash management services; retirement services; and trust and fiduciary services and engages in fixed income trading, which primarily facilitates clients’ trading or investments in such securities.

Investment Management provides a broad array of investment strategies that span the risk/return spectrum across geographies, asset classes and public and private markets to a diverse group of clients across the institutional and intermediary channels as well as high net worth clients.

See Notes 1 and 21 to the condensed consolidated financial statements for a discussion of the Company’s discontinued operations.

The results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including the effect of economic and political conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate markets; the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital, leverage and liquidity requirements), and legal actions in the United States of America (“U.S.”) and worldwide; the level and volatility of equity, fixed income, and commodity prices and interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor, consumer and business sentiment and confidence in the financial markets; the performance of the Company’s acquisitions, joint ventures, strategic alliances or other strategic arrangements (including with Mitsubishi UFJ Financial Group, Inc. (“MUFG”)); the Company’s reputation; inflation, natural disasters and acts of war or terrorism; the actions and initiatives of current and potential competitors as well as governments, regulators and self-regulatory organizations; the effectiveness of the Company’s risk management policies; and technological changes; or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to the Company’s businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an adverse impact on the Company’s ability to achieve its strategic objectives. For a further discussion of these and other important factors that could affect the Company’s business, see “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, and “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), and “Other Matters” herein.

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

Executive Summary.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues:
Institutional Securities(1)	$3,686	$1,481	$12,121	$7,948
Wealth Management(1)	3,481	3,222	10,482	9,709
Investment Management	828	631	2,146	1,620
Intersegment Eliminations	(63)	(54)	(156)	(131)

Consolidated net revenues	$7,932	$5,280	$24,593	$19,146

Net income (loss)	$1,018	$(956)	$3,440	$(72)
Net income applicable to redeemable noncontrolling interests(2)	—	8	222	8
Net income applicable to nonredeemable noncontrolling interests(2)	112	59	370	446

Net income (loss) applicable to Morgan Stanley	$906	$(1,023)	$2,848	$(526)

Income (loss) from continuing operations applicable to Morgan Stanley:
Institutional Securities(1)	$323	$(1,273)	$1,546	$(1,201)
Wealth Management(1)	430	161	1,012	537
Investment Management	135	104	320	143
Intersegment Eliminations	—	—	—	(4)

Income (loss) from continuing operations applicable to Morgan Stanley	$888	$(1,008)	$2,878	$(525)

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations applicable to Morgan Stanley	$888	$(1,008)	$2,878	$(525)
Net gain (loss) from discontinued operations applicable to Morgan Stanley(3)	18	(15)	(30)	(1)

Net income (loss) applicable to Morgan Stanley	$906	$(1,023)	$2,848	$(526)

Earnings (loss) applicable to Morgan Stanley common shareholders	$880	$(1,047)	$2,619	$(599)

Earnings (loss) per basic common share:
Income (loss) from continuing operations	$0.45	$(0.55)	$1.39	$(0.32)
Net gain (loss) from discontinued operations(3)	0.01	—	(0.02)	—

Earnings (loss) per basic common share(4)	$0.46	$(0.55)	$1.37	$(0.32)

Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$0.44	$(0.55)	$1.36	$(0.32)
Net gain (loss) from discontinued operations(3)	0.01	—	(0.02)	—

Earnings (loss) per diluted common share(4)	$0.45	$(0.55)	$1.34	$(0.32)

Regional net revenues:
Americas	$5,665	$4,744	$17,635	$14,632
Europe, Middle East and Africa	1,148	296	3,346	2,422
Asia	1,119	240	3,612	2,092

Net revenues	$7,932	$5,280	$24,593	$19,146

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Average common equity (dollars in billions):
Institutional Securities	$37.0	$28.8	$38.5	$29.3
Wealth Management	13.1	13.2	13.3	13.3
Investment Management	2.8	2.4	2.8	2.4
Parent capital	9.2	16.6	6.9	16.0

Consolidated average common equity	$62.1	$61.0	$61.5	$61.0

Return on average common equity(5):
Institutional Securities	3.3%	N/M	5.1%	N/M
Wealth Management	13.0%	4.7%	8.6%	5.3%
Investment Management	19.0%	16.9%	15.0%	7.6%
Consolidated	5.6%	N/M	5.8%	N/M
Book value per common share(6)	$32.13	$30.53	$32.13	$30.53
Average tangible common equity (dollars in billions)(7)	$52.0	$54.2	$53.0	$54.2
Return on average tangible common equity(8)	6.7%	N/M	6.7%	N/M
Tangible book value per common share(9)	$26.96	$26.65	$26.96	$26.65
Effective income tax rate from continuing operations(10)	25.3%	35.4%	26.1%	71.8%
Worldwide employees at September 30, 2013 and 2012	56,101	57,726	56,101	57,726
Global liquidity reserve held by bank and non-bank legal entities at September 30, 2013 and 2012 (dollars in billions)(11)	$198	$170	$198	$170
Average global liquidity reserve (dollars in billions)(11):
Bank legal entities	$80	$61	$71	$63
Non-bank legal entities	121	112	119	113

Total average global liquidity reserve	$201	$173	$190	$176

Long-term borrowings at September 30, 2013 and 2012	$157,805	$168,444	$157,805	$168,444
Maturities of long-term borrowings outstanding at September 30, 2013 and 2012 (next 12 months)	$24,232	$20,214	$24,232	$20,214

Capital ratios at September 30, 2013 and 2012:
Total capital ratio(12)	16.1%	17.0%	16.1%	17.0%
Tier 1 common capital ratio(12)	12.6%	13.9%	12.6%	13.9%
Tier 1 capital ratio(12)	15.3%	16.9%	15.3%	16.9%
Tier 1 leverage ratio(13)	7.3%	7.2%	7.3%	7.2%
Consolidated assets under management or supervision at September 30, 2013 and 2012 (dollars in billions)(14):

Investment Management(15)	$360	$331	$360	$331
Wealth Management(1)(16)	647	534	647	534

Total	$1,007	$865	$1,007	$865

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Institutional Securities(1):
Pre-tax profit margin(17)	10%	N/M	18%	N/M
Wealth Management(1)(16):
Wealth Management representatives at September 30, 2013 and 2012(18)	16,517	16,378	16,517	16,378
Annualized revenues per representative (dollars in thousands)(19)	$848	$785	$854	$777
Assets by client segment at September 30, 2013 and 2012 (dollars in billions):
$10 million or more	$631	$528	$631	$528
$1 million to $10 million	741	699	741	699

Subtotal $1 million or more	1,372	1,227	1,372	1,227

$100,000 to $1 million	411	418	411	418
Less than $100,000	42	46	42	46

Total client assets	$1,825	$1,691	$1,825	$1,691

Fee-based client assets as a percentage of total client assets(20)	36%	32%	36%	32%
Client assets per representative(21)	$110	$103	$110	$103
Fee-based client asset flows (dollars in billions)(22)	$15.0	$6.8	$40.3	$20.0
Bank deposits at September 30, 2013 and 2012 (dollars in billions)(23)	$130	$118	$130	$118
Retail locations at September 30, 2013 and 2012	650	709	650	709
Pre-tax profit margin(17)	19%	8%	18%	11%
Investment Management:
Pre-tax profit margin(17)	36%	31%	30%	23%
Selected management financial measures, excluding DVA(24):
Net revenues, excluding DVA(24)	$8,103	$7,542	$24,906	$23,036
Income from continuing operations applicable to Morgan Stanley, excluding DVA(24)	$1,009	$560	$3,089	$2,272
Income per diluted common share from continuing operations, excluding DVA(24)	$0.50	$0.28	$1.47	$1.14
Return on average common equity, excluding DVA(5)	6.2%	3.5%	6.1%	4.9%
Return on average tangible common equity, excluding DVA(8)	7.4%	4.0%	7.1%	5.5%

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
(5)

The calculation of each business segment’s return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of each business segment’s average common equity. The return on average common equity is a non-generally accepted accounting principle (“non-GAAP”) financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance. The computation of average common equity for each business segment is determined using the Company’s Required Capital framework (“Required Capital Framework”), an internal capital adequacy measure (see “Liquidity and Capital Resources—Regulatory Requirements—Required Capital” herein). The effective tax rates used in the computation of business segment’s return on average common equity were determined on a separate legal entity basis. To determine the return on consolidated average common equity, excluding the impact of DVA, also a non-GAAP financial measure, both the numerator and the denominator were adjusted to exclude the impact of DVA. The impact of DVA for the quarters ended September 30, 2013 and 2012 was (0.6)% and (10.3)%, and the impact of DVA for the nine months ended September 30, 2013 and 2012 was (0.3)% and (6.2)%, respectively.
(6)	Book value per common share equals common shareholders’ equity of $62,758 million at September 30, 2013 and $60,291 million at September 30, 2012 divided by common shares outstanding of 1,953 million at September 30, 2013 and 1,975 million at September 30, 2012.
(7)	Tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. For a discussion of tangible common equity, see “Liquidity and Capital Resources—Capital Management” herein.
(8)	Return on average tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. The calculation of return on average tangible common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average tangible common equity. To determine the return on average tangible common equity, excluding the impact of DVA, also a non-GAAP financial measure, both the numerator and the denominator were adjusted to exclude the impact of DVA. The impact of DVA for the quarters ended September 30, 2013 and 2012 was (0.7)% and (11.6)%, and the impact of DVA for the nine months ended September 30, 2013 and 2012 was (0.4)% and (7.0)%, respectively.
(9)	Tangible book value per common share equals tangible common equity of $52,660 million at September 30, 2013 and $52,626 million at September 30, 2012 divided by common shares outstanding of 1,953 million at September 30, 2013 and 1,975 million at September 30, 2012. Tangible book value per common share is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy.
(10)	For a discussion of the effective income tax rate, see “Overview of the Quarter Ended September 30, 2013 Financial Results” and “Significant Items—Income Tax Items” herein.
(11)	For a discussion of global liquidity reserve, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” herein.
(12)	The Company calculates its Total, Tier 1 and Tier 1 common capital ratios and risk-weighted assets (“RWAs”) in accordance with the capital adequacy standards for financial holding companies adopted by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). These standards are based upon a framework described in the International Convergence of Capital Measurement and Capital Standards, July 1988, as amended, also referred to as Basel I. On January 1, 2013, the U.S. banking regulators’ rules to implement the Basel Committee on Banking Supervision’s market risk capital framework amendment, commonly referred to as “Basel 2.5”, became effective, which increased the capital requirements for securitizations and correlation trading within the Company’s trading book, as well as incorporated add-ons for stressed Value-at-Risk (“VaR”) and incremental risk requirements (“market risk capital framework amendment”). The Company’s Total, Tier 1 and Tier 1 common capital ratios and RWAs for the current periods were calculated under this revised framework. The Company’s Total, Tier 1 and Tier 1 common capital ratios and RWAs for prior periods have not been recalculated under this revised framework. For a discussion of Total, Tier 1 and Tier 1 common capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
(13)	For a discussion of Tier 1 leverage ratio, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
(14)	Revenues and expenses associated with these assets are included in the Company’s Wealth Management and Investment Management business segments.
(15)	Amounts exclude the Investment Management business segment’s proportionate share of assets managed by entities in which it owns a minority stake.
(16)	Prior period amounts have been recast to exclude Quilter & Co. Ltd. (“Quilter”). See Notes 1 and 21 to the condensed consolidated financial statements for information on discontinued operations.
(17)	Pre-tax profit margin is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess operating performance. Percentages represent income from continuing operations before income taxes as a percentage of net revenues.
(18)	For the quarters ended September 30, 2013 and 2012, global representatives for the Company are 16,901 and 16,829, which include approximately 384 and 451 representatives associated with the International Wealth Management business, the results of which are reported in the Institutional Securities business segment, respectively.
(19)	Annualized revenues per representative for the quarters ended September 30, 2013 and 2012 equal Wealth Management business segment’s annualized revenues divided by the average representative headcount for the quarters ended September 30, 2013 and 2012, respectively.
(20)	Fee-based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets. Effective from the quarter ended March 31, 2013, client assets also include certain additional non-custodied assets as a result of the completion of the Morgan Stanley Wealth Management platform conversion.
(21)	Client assets per representative equal total period-end client assets divided by period-end representative headcount.
(22)	Beginning January 1, 2013, the Company enhanced its definition of fee-based asset flows. Fee-based asset flows have been recast for all periods to include dividends, interest and client fees, and to exclude cash management related activity.
(23)	Approximately $94 billion and $60 billion of the bank deposit balances at September 30, 2013 and 2012, respectively, are held at Company-affiliated depositories with the remainder held at Citigroup Inc. (“Citi”) affiliated depositories. These deposit balances are held at certain of the Company’s Federal Deposit Insurance Corporation (the “FDIC”) insured depository institutions for the benefit of the Company’s clients through their accounts. For additional information regarding deposits, see “Liquidity and Capital Resources—Funding Management—Deposits” herein and Notes 3 and 22 to the condensed consolidated financial statements.

(24)	From time to time, the Company may disclose certain “non-GAAP financial measures” in the course of its earnings releases, earnings conference calls, financial presentations and otherwise. For these purposes, “GAAP” refers to generally accepted accounting principles in the U.S. The U.S. Securities and Exchange Commission defines a “non-GAAP financial measure” as a numerical measure of historical or future financial performance, financial positions, or cash flows that excludes or includes amounts or is subject to adjustments that effectively exclude, or include, amounts from the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures disclosed by the Company are provided as additional information to investors in order to provide them with further transparency about, or an alternative method for assessing, our financial condition and operating results. These measures are not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever the Company refers to a non-GAAP financial measure, the Company will also generally present the most directly comparable financial measure calculated and presented in accordance with GAAP, along with a reconciliation of the differences between the non-GAAP financial measure and the GAAP financial measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reconciliation of Selected Management Financial Measures from a Non-GAAP to a GAAP Basis (dollars in millions, except per share amounts):
Net revenues
Net revenues—Non-GAAP	$8,103	$7,542	$24,906	$23,036
Impact of DVA	(171)	(2,262)	(313)	(3,890)

Net revenues—GAAP	$7,932	$5,280	$24,593	$19,146

Income (loss) from continuing operations applicable to Morgan Stanley
Income applicable to Morgan Stanley—Non-GAAP	$1,009	$560	$3,089	$2,272
Impact of DVA	(121)	(1,568)	(211)	(2,797)

Income (loss) applicable to Morgan Stanley—GAAP	$888	$(1,008)	$2,878	$(525)

Earnings (loss) per diluted common share
Income per diluted common share from continuing operations—Non-GAAP	$0.50	$0.28	$1.47	$1.14
Impact of DVA	(0.06)	(0.83)	(0.11)	(1.46)

Income (loss) per diluted common share from continuing operations—GAAP	$0.44	$(0.55)	$1.36	$(0.32)

Average diluted shares—Non-GAAP (in millions)	1,965	1,924	1,952	1,913
Impact of DVA (in millions)	—	(35)	—	(29)

Average diluted shares—GAAP (in millions)*	1,965	1,889	1,952	1,884

*	Due to GAAP loss in the 2012 periods, average diluted shares equal average basic shares.

Global Market and Economic Conditions.

During the nine months ended September 30, 2013, global market and economic conditions improved modestly from 2012 year-end. Investor sentiment was boosted by encouraging signs about the global economy during the third quarter of 2013. The U.S. economy continued to grow moderately and the recession in the euro-area appeared to be coming to an end. Despite these improvements, global market and economic conditions continued to be challenged by investor concerns about the longer-term budget outlook and the scaling back of the monetary stimulus plan in the U.S., the remaining European sovereign debt issues, and slowing economic growth in emerging markets. On October 1, 2013, due to budget disagreements between U.S. lawmakers, the U.S. federal government was shut down and remained closed for 16 days. On October 16, 2013, U.S. lawmakers reached an agreement to raise the federal debt ceiling, to reopen the U.S. federal government and to continue budget discussions through early 2014.

In the U.S., major equity market indices ended the third quarter and the first nine months of 2013 higher compared with the beginning of the quarter and the year, primarily due to improved investor confidence. The U.S. economy continued its moderate growth pace in the third quarter of 2013. Labor market conditions improved in the third quarter, but the unemployment rate remained elevated and was 7.2% in September 2013 compared to 7.8% at 2012 year-end. Consumer spending and business investment advanced during the third quarter of 2013. The housing market has been strengthening, although rising mortgage rates have resulted in recent softness in housing starts and home sales. Apart from fluctuations due to changes in energy prices, inflation has been running below the Federal Reserve’s longer-run objective, but longer-term inflation expectations have remained stable. The Federal Open Market Committee (“FOMC”) of the Federal Reserve kept key interest rates at historically low levels. At September 30, 2013, the federal funds target rate remained between 0.0% and 0.25% and the discount rate remained at 0.75%. Since the spring of 2013, concerns about the Federal Reserve’s plan to scale back its monetary stimulus plan later this year caused investors to sell off significant amounts of stocks and bonds, resulting in the rapid increase in interest rates. In September and October of 2013, the FOMC refrained from winding down its monetary stimulus plan in order to promote a stronger economic recovery. The U.S. federal debt ceiling, unbalanced budgets and the need for deficit reduction remained critical focus items at the federal, state and local levels of government during 2013.

In Europe, major equity market indices at September 30, 2013 were higher compared with the beginning of the quarter and the year. Euro-area gross domestic production started to grow in the second quarter of 2013, although the European Central Bank (“ECB”) viewed this recovery as weak and fragile while the euro-area unemployment rate increased to a record of 12.2% in September 2013 from 11.7% at 2012 year-end. At September 30, 2013, Bank of England’s benchmark interest rate was 0.5%, which was unchanged from December 31, 2012. To stimulate economic activity in Europe, in early May 2013 the ECB lowered the benchmark interest rate from 0.75% to 0.5% and indicated it will keep open its special liquidity facilities until at least the middle of 2014.

Major equity market indices in Asia, except for Japan’s Nikkei 225 index, ended the first nine months of 2013 either lower or flat compared with the beginning of the year. At September 30, 2013, most of these indices were higher compared with the beginning of the third quarter of 2013. Japan’s economic activities grew moderately during the third quarter of 2013, primarily resulting from a series of economic stimulus packages announced by the Japanese government and the Bank of Japan (“BOJ”) in early 2013. BOJ maintained its monetary stimulus plan during the third quarter of 2013. The pace of China’s economic growth increased in the third quarter of 2013, but the increase is expected to slow in the fourth quarter of 2013 as the Chinese government restructures its economy toward more sustainable growth driven by domestic consumption away from reliance on exports and investments.

Overview of the Quarter and Nine Months Ended September 30, 2013 Financial Results.

Consolidated Results.    The Company recorded net income applicable to Morgan Stanley of $906 million on net revenues of $7,932 million during the quarter ended September 30, 2013 (“current quarter”) compared with a net loss applicable to Morgan Stanley of $1,023 million on net revenues of $5,280 million during the quarter ended September 30, 2012 (“prior year quarter”).

Net revenues in the current quarter included negative revenues due to the impact of DVA of $171 million compared with negative revenues of $2,262 million in the prior year quarter. Non-interest expenses decreased 3% to $6,593 million in the current quarter compared with $6,763 million in the prior year quarter. Compensation expenses increased 1% to $3,968 million in the current quarter compared with $3,928 million in the prior year quarter. Non-compensation expenses decreased 7% to $2,625 million in the current quarter compared with $2,835 million in the prior year quarter, primarily due to the absence of non-recurring costs associated with Morgan Stanley Smith Barney Holdings LLC (“Wealth Management JV”) in the prior year quarter.

Earnings per diluted common share (“diluted EPS”) and diluted EPS from continuing operations were $0.45 and $0.44, respectively, in the current quarter compared with $(0.55) and $(0.55), respectively, in the prior year quarter.

Excluding the impact of DVA, net revenues were $8,103 million and diluted EPS from continuing operations were $0.50 per share in the current quarter, compared with $7,542 million and $0.28 per share, respectively, in the prior year quarter.

For the nine months ended September 30, 2013, the Company recorded net income applicable to Morgan Stanley of $2,848 million on net revenues of $24,593 million, compared with a net loss applicable to Morgan Stanley of $526 million on net revenues of $19,146 million in the nine months ended September 30, 2012. Non-interest expenses increased 2% to $19,897 million from the prior year period. Diluted EPS and diluted EPS from continuing operations were $1.34 and $1.36, respectively, in the nine months ended September 30, 2013, compared with $(0.32) and $(0.32), respectively, in the prior year period. The EPS calculation for the nine months ended September 30, 2013 included a negative adjustment of approximately $151 million related to the purchase of the remaining interest in the Wealth Management JV, which was completed in June 2013.

The Company’s effective tax rate from continuing operations was 25.3% and 26.1% for the quarter and nine months ended September 30, 2013, respectively. The results for the quarter and nine months ended September 30, 2013 included a discrete net tax benefit of $73 million that is attributable to tax planning strategies to optimize foreign tax credit utilization as a result of the anticipated repatriation of earnings from certain non-U.S. subsidiaries. The results for the nine months ended September 30, 2013 also included a discrete net tax benefit of $142 million due to the retroactive effective date of the American Taxpayer Relief Act of 2012 (the “Relief Act”) and remeasurement of reserves and related interest based on new information regarding the status of certain tax authority examinations. Excluding these discrete net tax benefits, the annual effective tax rate for the quarter and nine months ended September 30, 2013 would have been 30.8% and 30.7%, respectively. The effective tax rates are reflective of the geographic mix of earnings.

The Company’s effective tax rate from continuing operations was 35.4% and 71.8% for the quarter and nine months ended September 30, 2012, respectively. The results for the quarter and nine months ended September 30, 2012 included an out-of-period net income tax provision adjustment of $82 million, primarily related to the overstatement of tax benefits associated with repatriated earnings of a non-U.S. subsidiary in 2010. Excluding this out-of-period net income tax provision adjustment, the annual effective tax rate for the quarter and nine months ended September 30, 2012 would have been 40.9% and 95.6%, respectively. The effective tax rates are reflective of the level and geographic mix of earnings, specifically the significant impact of tax benefits associated with DVA losses for the quarter and nine months ended September 30, 2012, respectively. For further discussion of the discrete net tax benefit and out-of-period adjustment, see “Executive Summary—Significant Items—Income Tax Items” herein.

On April 2, 2012, the Company completed the sale of Quilter, its retail wealth management business in the U.K., resulting in a pre-tax gain of $108 million. In addition, the first phase of the asset sale of Saxon closed on April 2, 2012. The results of Quilter (reported in the Wealth Management business segment) and Saxon (reported in the Institutional Securities business segment) are presented as discontinued operations for all periods presented. Discontinued operations were a net gain of $18 million and $2 million for the quarters ended September 30, 2013 and 2012, respectively, and a net gain (loss) of $(30) million and $25 million in the nine months ended September 30, 2013 and 2012, respectively.

Institutional Securities.    Income from continuing operations before taxes was $371 million in the current quarter compared with a loss from continuing operations before taxes of $1,928 million in the prior year quarter. Net revenues for the current quarter were $3,686 million compared with $1,481 million in the prior year quarter. The results in the current quarter included negative revenues due to the impact of DVA of $171 million compared with negative revenues of $2,262 million in the prior year quarter. Investment banking revenues for the current quarter increased 2% to $992 million from the prior year quarter, reflecting higher revenues from equity and fixed income underwriting transactions, partially offset by lower advisory revenues. The following sales and trading net revenues results exclude the impact of DVA. The presentation of net revenues excluding the impact of DVA is a non-GAAP financial measure that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance. See “Business Segments—Institutional Securities—Sales and Trading Net Revenues” for more information. Equity sales and trading net revenues, excluding the impact of DVA, of $1,710 million increased 28% from the prior year quarter, reflecting strong performance across all products and regions, with particular strength in derivatives and prime brokerage. Excluding the impact of DVA, fixed income and commodities sales and trading net revenues were $835 million in the current quarter, a decrease of 43% from the prior year quarter, reflecting lower levels of client activity and market volumes across all products. Net investment gains of $337 million were recognized in the quarter ended September 30, 2013, compared with net investment gains of $74 million in the prior year quarter. Due to the anticipated disposition of an investment in an insurance broker, the Company recorded an increase in fair value on the investment in the quarter ended September 30, 2013. On October 2, 2013, the Company disposed of this investment. Other revenues of $138 million were recognized in the current quarter compared with other revenues of $64 million in the prior year quarter. The results included income arising from the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein). Non-interest expenses decreased 3% to $3,315 million in the current quarter, primarily due to lower compensation expenses. Compensation and benefits expenses in the current quarter decreased 6% to $1,619 million from the prior quarter, primarily due to lower headcount. Non-compensation expenses were $1,696 million in the current quarter compared with $1,692 million in the prior year quarter.

Wealth Management.    Income from continuing operations before taxes was $668 million in the current quarter compared with $247 million in the prior year quarter. Net revenues were $3,481 million in the current quarter compared with $3,222 million in the prior year quarter. Transactional revenues, consisting of Commissions and fees, Trading and Investment banking increased 6% to $1,009 million from the prior year quarter. Trading revenues increased 16% to $317 million in the current quarter from the prior year quarter, primarily due to higher gains related to positions associated with certain employee deferred compensation plans and higher revenues from fixed income products. Commissions and fees revenues increased 6% to $507 million in the current quarter from the prior year quarter, primarily due to higher equity, mutual fund and alternatives activity. Investment banking revenues decreased 7% to $185 million in the current quarter from the prior year quarter, primarily due to lower revenues from closed-end funds and fixed income underwriting, partially offset by higher revenues from structured products. Asset management, distribution and administration fees increased 6% to $1,900 million in the current quarter from the prior year quarter, primarily due to higher fee-based revenues, partially offset by lower revenues from the bank deposit program. Net interest increased 24% to $493 million in the current quarter from the prior year quarter, primarily resulting from higher revenues from Portfolio Loan Account (“PLA”) non-purpose securities-based lending products, mortgages and lower interest expense in 2013 relating to the Company’s redemption of all Class A Preferred Interests owned by Citi and its affiliates, in connection with the Company’s acquisition of 100% of ownership of the Wealth Management JV effective in the second quarter of 2013. Total client asset balances were $1,825 billion at September 30, 2013 and client assets in fee-based accounts were $652 billion, or 36% of total client assets. Fee-based client asset flows for the current quarter were $15.0 billion compared with $6.8 billion in the prior year quarter. Prior period amounts have been recast to reflect the transfer of the International Wealth Management business from the Wealth Management business segment to the Institutional Securities business segment and for the Company’s enhanced definition of fee-based asset flows (see “Business Segments” herein). Compensation and benefit expenses increased 2% to $2,017 million in the current quarter from the prior year quarter, primarily due to higher compensable revenues. Non-compensation expenses decreased 21% to $796 million in the current quarter from the prior year quarter, partially driven by the absence of platform integration costs.

Investment Management.    Income from continuing operations before taxes was $300 million in the current quarter compared with $198 million in the prior year quarter. Net revenues were $828 million in the current quarter compared with $631 million in the prior year quarter. The increase in net revenues reflected higher net gains predominantly within the Company’s Merchant Banking and Real Estate Investing businesses. Results in the quarter ended September 30, 2013 also included an additional allocation of fund income to the Company as general partner, upon exceeding cumulative fund performance thresholds (“carried interest”). Non-interest expenses were $528 million in the current quarter compared with $433 million in the prior year quarter. Compensation and benefits expenses increased 38% to $332 million in the current quarter, primarily due to higher net revenues. Non-compensation expenses increased 2% to $196 million in the current quarter, primarily due to higher brokerage and clearing and professional services expenses, partially offset by lower information processing expenses.

Significant Items.

Wealth Management JV.    The Company completed the purchase of the remaining 35% interest in the Wealth Management JV from Citi on June 28, 2013 for the previously established price of $4.725 billion. The Company recorded a negative adjustment to retained earnings of approximately $151 million (net of tax) in the nine months ended September 30, 2013 to reflect the difference between the purchase price for the 35% redeemable noncontrolling interest in the joint venture and its carrying value. In the third quarter of 2012, the Wealth Management business segment’s non-compensation expenses included approximately $176 million of non-recurring costs associated with the Wealth Management JV and the purchase of an additional 14% stake in the Wealth Management JV.

Litigation Accruals.    During the quarter and nine months ended September 30, 2013, the Company incurred litigation accruals of approximately $265 million and $549 million, respectively, compared with approximately $360 million and $381 million during the quarter and nine months ended September 30, 2012, respectively. Litigation accruals are included in Other non-interest expenses in the condensed consolidated statements of income. The Company expects future litigation accruals in general to continue to be elevated and the changes in accruals from period to period may fluctuate significantly, given the current environment regarding financial crisis related government investigations and private litigation affecting global financial services firms, including the Company.

Available for Sale Securities.    During the nine months ended September 30, 2013 and 2012, the available for sale portfolio held within the Wealth Management segment reported unrealized gains (losses) of $ (336) million and $84 million, net of tax, respectively, and were included in Accumulated other comprehensive income. During the quarters ended September 30, 2013 and 2012, these gains were $33 million and $62 million, net of tax, respectively. The unrealized gains and losses for the quarter and nine months ended September 30, 2013 were due to changes in interest rates.

Severance Costs.    In the nine months ended September 30, 2013, the Company incurred severance costs of approximately $164 million compared to approximately $153 million in the nine months ended September 30, 2012. The severance costs are associated with reduction in force events which are included in Compensation and benefits expenses in the condensed consolidated statements of income. The Company did not incur severance costs in the quarter ended September 30, 2013 or 2012.

Corporate Lending.    The Company recorded the following amounts primarily associated with loans and lending commitments within the Institutional Securities business segment (see “Business Segments—Institutional Securities” herein):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in millions)
Other sales and trading:
Gains on loans and lending commitments and Net interest	$56	$491	$459	$1,309
Losses on hedges	(32)	(238)	(111)	(784)

Total Other sales and trading revenues	$24	$253	$348	$525

Other revenues:
Provision for loan losses	$(33)	$(27)	$(60)	$(79)
Losses on loans held for sale	(21)	(2)	(51)	(21)

Total Other revenues	$(54)	$(29)	$(111)	$(100)

Other expenses: Provision for unfunded commitments	(13)	(33)	(42)	(42)

Total	$(43)	$191	$195	$383

Investment Gains.    The Company’s Investments revenues increased to $728 million and $1,254 million in the quarter and nine months ended September 30, 2013, respectively, compared to $290 million and $438 million in the prior year periods, respectively. Increases of $175 million and $355 million in the quarter and nine months ended September 30, 2013, respectively, included higher net investment gains and to a lesser extent the benefit of carried interest within the Company’s Merchant Banking and Real Estate Investing businesses in the Investment Management business segment. In addition, due to the anticipated disposition of an investment in an insurance broker, the Company recorded an increase in fair value on the investment in the quarter and nine months ended September 30, 2013 in the Institutional Securities business segment.

Income Tax Items.    The Company’s effective tax rate from continuing operations for the quarter and nine months ended September 30, 2013 included a discrete net tax benefit of $73 million that is attributable to tax planning strategies to optimize foreign tax credit utilization as a result of the anticipated repatriation of earnings from certain non-U.S. subsidiaries. Additionally, the Company’s effective tax rate from continuing operations for the nine months ended September 30, 2013 included a discrete tax benefit of $81 million due to the retroactive effective date of the Relief Act. The Relief Act that was enacted on January 2, 2013, among other things, extended with retroactive effect to January 1, 2012 a provision of U.S. tax law that defers the imposition of tax on certain active financial services income of certain foreign subsidiaries earned outside of the U.S. until such income is repatriated to the U.S. as a dividend. Also, the Company’s effective tax rate from continuing operations for the nine months ended September 30, 2013 included a discrete net tax benefit of $61 million associated with the remeasurement of reserves and related interest based on new information regarding the status of certain tax authority examinations.

The Company’s effective tax rate from continuing operations for the quarter and nine months ended September 30, 2012 included an $82 million out-of-period net income tax provision adjustment in the Institutional Securities business segment primarily related to the overstatement of tax benefits associated with repatriated earnings of a non-U.S. subsidiary in 2010. The Company evaluated the effects of the understatement of income tax provision both qualitatively and quantitatively, and concluded that it did not have a material impact on any prior annual or quarterly consolidated financial statements.

Japanese Securities Joint Venture.    During the quarters ended September 30, 2013 and 2012, the Company recorded income of $188 million and $36 million, respectively, within Other revenues in the condensed consolidated statements of income, arising from the Company’s 40% stake in MUMSS, and income of $487 million and $117 million for the nine months ended September 30, 2013 and 2012, respectively. Net income applicable to nonredeemable noncontrolling interests associated with MUFG’s interest in Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”) was $46 million and $3 million for the quarters ended September 30, 2013 and 2012, respectively, and $218 million and $133 million for the nine months ended September 30, 2013 and 2012, respectively (see Note 20 to the condensed consolidated financial statements).

In June 2013, MUMSS paid a dividend of approximately $287 million, of which the Company received approximately $115 million for its proportionate share of MUMSS.

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

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the Company’s consolidated results. Intersegment Eliminations also reflect the effect of fees paid by the Institutional Securities business segment to the Wealth Management business segment related to the bank deposit program. The Company did not recognize any gains or losses from continuing operations before income taxes in Intersegment Elimination in the quarter and nine months ended September 30, 2013. Losses from continuing operations before income taxes recorded in Intersegment Eliminations were zero and $4 million in the quarter and nine months ended September 30, 2012, respectively.

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

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012(1)	2013	2012(1)
	(dollars in millions)
Revenues:
Investment banking	$992	$969	$3,015	$2,704
Trading	1,959	352	6,971	4,714
Investments	337	74	530	71
Commissions and fees	572	510	1,831	1,660
Asset management, distribution and administration fees	73	62	208	175
Other	138	64	415	156

Total non-interest revenues	4,071	2,031	12,970	9,480

Interest income	897	1,017	2,950	3,158
Interest expense	1,282	1,567	3,799	4,690

Net interest	(385)	(550)	(849)	(1,532)

Net revenues	3,686	1,481	12,121	7,948

Compensation and benefits	1,619	1,717	5,277	5,426
Non-compensation expenses	1,696	1,692	4,715	4,291

Total non-interest expenses	3,315	3,409	9,992	9,717

Income (loss) from continuing operations before income taxes	371	(1,928)	2,129	(1,769)
Provision for (benefit from) income taxes	—	(662)	348	(699)

Income (loss) from continuing operations	371	(1,266)	1,781	(1,070)

Discontinued operations:
Gain (loss) from discontinued operations	(7)	(23)	(64)	(41)
Provision for (benefit from) income taxes	(5)	(8)	(25)	18

Net gains (losses) on discontinued operations	(2)	(15)	(39)	(59)

Net income (loss)	369	(1,281)	1,742	(1,129)
Net income applicable to redeemable noncontrolling interests	—	—	1	—
Net income applicable to nonredeemable noncontrolling interests	48	8	234	132

Net income (loss) applicable to Morgan Stanley	$321	$(1,289)	$1,507	$(1,261)

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations	$323	$(1,273)	$1,546	$(1,201)
Net gains (losses) from discontinued operations	(2)	(16)	(39)	(60)

Net income (loss) applicable to Morgan Stanley	$321	$(1,289)	$1,507	$(1,261)

(1)	Prior period amounts have been recast to reflect the transfer of the International Wealth Management business from the Wealth Management business segment to the Institutional Securities business segment.

Investment Banking.    Investment banking revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in millions)
Advisory revenues	$275	$339	$859	$915
Underwriting revenues:
Equity underwriting revenues	236	199	846	654
Fixed income underwriting revenues	481	431	1,310	1,135

Total underwriting revenues	717	630	2,156	1,789

Total investment banking revenues	$992	$969	$3,015	$2,704

The following table presents the Company’s volumes of announced and completed mergers and acquisitions, equity and equity-related offerings, and fixed income offerings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013(1)	2012(1)	2013(1)	2012(1)
	(dollars in billions)
Announced mergers and acquisitions(2)	$242	$116	$410	$353
Completed mergers and acquisitions(2)	78	81	413	266
Equity and equity-related offerings(3)	10	15	39	38
Fixed income offerings(4)	71	79	221	214

(1)	Source: Thomson Reuters, data at October 16, 2013. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.
(2)	Amounts include transactions of $100 million or more. Announced mergers and acquisitions exclude terminated transactions.
(3)	Amounts include Rule 144A and public common stock, convertible and rights offerings.
(4)	Amounts include non-convertible preferred stock, mortgage-backed and asset-backed securities and taxable municipal debt. Amounts also include publicly registered and Rule 144A issues. Amounts exclude leveraged loans and self-led issuances.

Investment banking revenues for the quarter ended September 30, 2013 increased 2% from the comparable period in 2012, reflecting higher revenues from equity and fixed income underwriting transactions, partially offset by lower advisory revenues. Overall, underwriting revenues of $717 million increased 14% from the quarter ended September 30, 2012. Equity underwriting revenues increased 19% to $236 million in the quarter ended September 30, 2013, largely driven by increased client activity across Europe, Japan and the U.S. Fixed income underwriting revenues were $481 million in the quarter ended September 30, 2013, an increase of 12% from the comparable period of 2012, reflecting a favorable debt underwriting environment, primarily in investment grade bond issuances and loan syndication. Advisory revenues from merger, acquisition and restructuring transactions (“M&A”) were $275 million in the quarter ended September 30, 2013, a decrease of 19% from the comparable period of 2012, with lower levels of completed market activity. Industry-wide announced M&A activity for the quarter ended September 30, 2013 increased compared with the quarter ended September 30, 2012. Industry-wide completed M&A activity for the quarter ended September 30, 2013 declined compared with the quarter ended September 30, 2012.

Investment banking revenues for the nine months ended September 30, 2013 increased 12% from the comparable period in 2012, primarily due to higher revenues from equity and fixed income underwriting transactions reflecting higher market volumes, partially offset by lower advisory revenues.

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

Sales and trading net revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012(1)	2013	2012(1)
	(dollars in millions)
Trading	$1,959	$352	$6,971	$4,714
Commissions and fees	572	510	1,831	1,660
Asset management, distribution and administration fees	73	62	208	175
Net interest	(385)	(550)	(849)	(1,532)

Total sales and trading net revenues	$2,219	$374	$8,161	$5,017

(1)	All prior period amounts have been recast to conform to the current year’s presentation. For further information, see “Business Segments” herein and Notes 1 and 21 to the condensed consolidated financial statements.

Sales and trading net revenues by business were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012(1)	2013	2012(1)
	(dollars in millions)
Equity	$1,680	$700	$5,115	$3,601
Fixed income and commodities	694	(163)	3,185	1,877
Other(2)	(155)	(163)	(139)	(461)

Total sales and trading net revenues	$2,219	$374	$8,161	$5,017

(1)	All prior period amounts have been recast to conform to the current year’s presentation. For further information, see “Business Segments” herein and Notes 1 and 21 to the condensed consolidated financial statements.
(2)	Other sales and trading net revenues include net gains (losses) from certain loans and lending commitments and related hedges associated with the Company’s lending activities, net gains (losses) on economic hedges related to the Company’s long-term debt and net losses associated with costs related to the amount of liquidity held (“negative carry”).

Total sales and trading net revenues increased to $2,219 million in the quarter ended September 30, 2013 from $374 million in the quarter ended September 30, 2012, reflecting higher revenues in equity sales and trading net revenues and lower losses in other sales and trading net revenues. The results also included fixed income and commodities sales and trading net revenues compared with net losses in the prior year quarter.

The following sales and trading net revenues results exclude the impact of DVA (see footnote 2 in the following table). The reconciliation of sales and trading, including equity sales and trading and fixed income and commodities sales and trading net revenues, from a non-GAAP to a GAAP basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012(1)	2013	2012(1)
	(dollars in millions)
Total sales and trading net revenues—non-GAAP(2)	$2,390	$2,636	$8,474	$8,907
Impact of DVA	(171)	(2,262)	(313)	(3,890)

Total sales and trading net revenues	$2,219	$374	$8,161	$5,017

Equity sales and trading net revenues—non-GAAP(2)	$1,710	$1,341	$5,110	$4,549
Impact of DVA	(30)	(641)	5	(948)

Equity sales and trading net revenues	$1,680	$700	$5,115	$3,601

Fixed income and commodities sales and trading net revenues—non-GAAP(2)	$835	$1,458	$3,503	$4,819
Impact of DVA	(141)	(1,621)	(318)	(2,942)

Fixed income and commodities sales and trading net revenues	$694	$(163)	$3,185	$1,877

(1)	All prior period amounts have been recast to conform to the current year’s presentation. For further information, see “Business Segments” herein and Notes 1 and 21 to the condensed consolidated financial statements.
(2)	Sales and trading net revenues, including fixed income and commodities and equity sales and trading net revenues that exclude the impact of DVA, are non-GAAP financial measures that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance.

Equity.    Equity sales and trading net revenues increased to $1,680 million in the quarter ended September 30, 2013 from $700 million in the comparable period in 2012. The results in equity sales and trading net revenues included negative revenue due to the impact of DVA of $30 million in the quarter ended September 30, 2013 compared with negative revenue of $641 million in the quarter ended September 30, 2012. Equity sales and trading net revenues, excluding the impact of DVA, increased 28% to $1,710 million in the quarter ended September 30, 2013 from the comparable period in 2012, reflecting strong performance across all products and regions, with particular strength in derivatives and prime brokerage.

In the quarter ended September 30, 2013, equity sales and trading net revenues also reflected gains of $14 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ credit default swap (“CDS”) spreads and other factors compared with gains of $17 million in the quarter ended September 30, 2012. The Company also recorded gains of $2 million in the quarter ended September 30, 2013 related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s CDS spreads and other factors compared with losses of $70 million in the quarter ended September 30, 2012 due to the tightening of such spreads and other factors. The gains and losses on CDS spreads and other factors include gains and losses on related hedging instruments.

Fixed Income and Commodities.    Fixed income and commodities sales and trading net revenues were $694 million in the quarter ended September 30, 2013 compared with net losses of $163 million in the quarter ended September 30, 2012. Results in the quarter ended September 30, 2013 included negative revenue of $141 million due to the impact of DVA, compared with negative revenue of $1,621 million in the quarter ended September 30, 2012. Fixed income product net revenues, excluding the impact of DVA, in the quarter ended September 30, 2013 decreased 50% over the comparable period in 2012, primarily reflecting lower levels of client activity and market volumes across all products with significant declines in interest rates and securitized products. Commodity net revenues, excluding the impact of DVA, in the quarter ended September 30, 2013 decreased 15%

over the comparable period in 2012, primarily reflecting lower levels of client activity in oil and liquids markets and in the North American power market, partially offset by higher net revenues in the metals markets.

In the quarter ended September 30, 2013, fixed income and commodities sales and trading net revenues reflected net gains of $28 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ CDS spreads and other factors compared with gains of $77 million in the quarter ended September 30, 2012. The Company also recorded losses of $63 million in the quarter ended September 30, 2013 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s CDS spreads and other factors compared with losses of $338 million in the quarter ended September 30, 2012. The gains and losses on CDS spreads and other factors include gains and losses on related hedging instruments.

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

Other sales and trading net losses were $155 million in the quarter ended September 30, 2013 compared with net losses of $163 million in the quarter ended September 30, 2012, primarily due to lower losses on economic hedges and other costs related to the Company’s long-term debt, partially offset by lower net gains associated with corporate loans and lending commitments. The results in the quarters ended September 30, 2013 and 2012 included net gains of $24 million and $253 million, respectively, associated with corporate loans and lending commitments.

Net Interest.    Net interest expense decreased to $385 million in the quarter ended September 30, 2013 from net interest expense of $550 million in the quarter ended September 30, 2012, primarily due to lower interest costs associated with the Company’s long-term borrowings.

Sales and Trading Net Revenues in the Nine Months Ended September 30, 2013.    Total sales and trading revenues increased 63% in the nine months ended September 30, 2013 from the comparable period of 2012, reflecting higher equity and fixed income and commodities sales and trading net revenues and lower losses in other sales and trading net revenues. Equity sales and trading net revenues increased 42% in the nine months ended September 30, 2013 from the comparable period in 2012. The results in equity sales and trading net revenues included positive revenue in the nine months ended September 30, 2013 of $5 million due to the impact of DVA compared with negative revenue of approximately $948 million in the nine months ended September 30, 2012 due to the impact of DVA. Equity sales and trading net revenues, excluding the impact of DVA, in the nine months ended September 30, 2013 increased 12% over the comparable period in 2012, primarily due to higher revenues in the prime brokerage and derivatives businesses reflecting increased client activity. Fixed income and commodities sales and trading net revenues increased 70% in the nine months ended September 30, 2013 from the comparable period in 2012. Results in the nine months ended September 30, 2013 included negative revenue of $318 million due to the impact of DVA, compared with negative revenue of approximately $2,942 million in the nine months ended September 30, 2012. Fixed income and commodities sales and trading net revenues, excluding the impact of DVA, in the nine months ended September 30, 2013 decreased 27% over the comparable period in 2012, primarily due to lower results in the interest rates business due to global volatility. In the nine months ended September 30, 2013, other sales and trading net losses were $139 million compared with losses of $461 million in the nine months ended September 30, 2012. Results in both periods included net losses related to negative carry and losses on economic hedges and other costs related to the Company’s long-term debt. Results in both periods also included gains related to certain activities associated with the Company’s corporate loans and lending commitments. Also included in the results for the nine months ended September 30, 2012 was an out of period pre-tax gain of approximately $109 million in other sales and trading net revenues, related to the reversal of amounts recorded in cumulative other comprehensive income due to the incorrect application of hedge accounting on certain derivative contracts previously designated as net investment hedges of certain non-U.S. dollar denominated subsidiaries (see Note 11 to the condensed consolidated financial statements). Net interest expense decreased to $849 million in the nine months ended September 30, 2013 from $1,532 million in the nine months ended September 30, 2012, primarily due to lower interest costs associated with the Company’s long-term borrowings.

Investments.    Net investment gains of $337 million and $530 million were recognized in the quarter and nine months ended September 30, 2013, respectively, compared with net investment gains of $74 million and $71 million in the quarter and nine months ended September 30, 2012, respectively. Due to the anticipated disposition of an investment in an insurance broker, the Company recorded an increase in fair value on the investment in the quarter and nine months ended September 30, 2013. On October 2, 2013, the Company disposed of this investment. The results in all periods included net gains from investments associated with the Company’s deferred compensation and co-investment plans and mark-to-market gains on principal investments in real estate funds.

Other.    Other revenues of $138 million and $415 million were recognized in the quarter and nine months ended September 30, 2013, respectively, compared with other revenues of $64 million and $156 million in the quarter and nine months ended September 30, 2012, respectively. The results in the quarter and nine months ended September 30, 2013 primarily included income of $188 million and $487 million, respectively, arising from the Company’s 40% stake in MUMSS, compared with income of $36 million and $117 million in the quarter and nine months ended September 30, 2012, respectively (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein). The gains in all periods were partially offset by the provision for loan losses. The results in the nine months ended September 30, 2012 also included gains from the Company’s retirement of certain of its debt.

Non-interest Expenses.    Non-interest expenses decreased 3% in the quarter ended September 30, 2013 and increased 3% in the nine months ended September 30, 2013. The decrease in the quarter ended September 30, 2013 was primarily due to lower compensation expenses. The results in the nine months ended September 30, 2013 was primarily due to higher non-compensation expenses, partially offset by lower compensation and benefits expenses. Compensation and benefits expenses decreased 6% in the quarter ended September 30, 2013 and 3% in the nine months ended September 30, 2013, primarily due to lower headcount. Results included severance expenses of $141 million related to reductions in force in the nine months ended September 30, 2013, compared with $120 million in the nine months ended September 30, 2012. Non-compensation expenses remained flat in the quarter ended September 30, 2013, compared with the prior year period. Non-compensation expenses increased 10% in the nine months ended September 30, 2013, compared with the prior year period. Brokerage, clearing and exchange expenses increased 20% and 15% in the quarter and nine months ended September 30, 2013, respectively, primarily due to higher volumes of activity. Information processing and communications expense decreased 11% and 10% in the quarter and nine months ended September 30, 2013, respectively, primarily due to lower technology costs. Professional services expenses decreased 2% in the quarter ended September 30, 2013 and increased 8% in the nine months ended September 30, 2013. The decrease in the current quarter was primarily due to lower legal expenditures. The results in the nine months ended September 30, 2013 were primarily due to higher consulting expenses. Other expenses decreased 3% in the quarter ended September 30, 2013 and increased 34% in the nine months ended September 30, 2013, respectively. The activity in both periods was primarily related to changes in litigation accruals.

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

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests primarily relate to MUFG’s interest in MSMS (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein).

WEALTH MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012(1)	2013	2012(1)
	(dollars in millions)
Revenues:
Investment banking	$185	$199	$717	$627
Trading	317	274	838	798
Investments	4	4	9	7
Commissions and fees	507	479	1,633	1,547
Asset management, distribution and administration fees	1,900	1,789	5,654	5,337
Other	75	78	279	214

Total non-interest revenues	2,988	2,823	9,130	8,530

Interest income	532	476	1,531	1,390
Interest expense	39	77	179	211

Net interest	493	399	1,352	1,179

Net revenues	3,481	3,222	10,482	9,709

Compensation and benefits	2,017	1,970	6,124	5,890
Non-compensation expenses	796	1,005	2,438	2,759

Total non-interest expenses	2,813	2,975	8,562	8,649

Income from continuing operations before income taxes	668	247	1,920	1,060
Provision for income taxes	238	93	687	364

Income from continuing operations	430	154	1,233	696

Discontinued operations:
Income (loss) from discontinued operations	—	—	(1)	93
Provision for (benefit from) income taxes	—	(5)	—	26

Net gain (loss) from discontinued operations	—	5	(1)	67

Net income	430	159	1,232	763
Net income applicable to redeemable noncontrolling interests	—	8	221	8
Net income applicable to nonredeemable noncontrolling interests	—	1	—	176

Net income applicable to Morgan Stanley	$430	$150	$1,011	$579

Amounts applicable to Morgan Stanley:
Income from continuing operations	$430	$161	$1,012	$537
Net gain (loss) from discontinued operations	—	(11)	(1)	42

Net income applicable to Morgan Stanley	$430	$150	$1,011	$579

(1)	Prior period amounts have been recast to reflect the transfer of the International Wealth Management business from the Wealth Management business segment to the Institutional Securities business segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012(1)	2013	2012(1)
	(dollars in millions)
Net revenues:
Transactional	$1,009	$952	$3,188	$2,972
Asset management	1,900	1,789	5,654	5,337
Net interest	493	399	1,352	1,179
Other	79	82	288	221

Net revenues	$3,481	$3,222	$10,482	$9,709

(1)	Prior period amounts have been recast to reflect the transfer of the International Wealth Management business from the Wealth Management business segment to the Institutional Securities business segment.

Wealth Management JV.    On June 28, 2013, the Company completed the purchase of the remaining 35% stake in the Wealth Management JV that it did not own for $4.725 billion. As a 100% owner of the Wealth Management JV, the Company retains all of the related net income previously applicable to the noncontrolling interests in the Wealth Management JV, and benefit from the termination of certain related debt and operating agreements with the Wealth Management JV partner.

Concurrent with the acquisition of the remaining 35% stake in the Wealth Management JV, the deposit sweep agreement between Citi and the Company was terminated. During the quarter ended September 30, 2013, approximately $21 billion of deposits held by Citi relating to customer accounts were transferred to the Company’s depository institutions. At September 30, 2013, approximately $35 billion of deposits will be transferred to the Company’s depository institutions on an agreed upon basis through June 2015.

For further information, see Note 3 to the condensed consolidated financial statements.

Transactional.

Investment Banking.    Investment banking revenues decreased 7% to $185 million in the quarter ended September 30, 2013 from the comparable period of 2012, primarily due to lower revenues from closed-end funds and fixed income underwriting, partially offset by higher revenues from structured products. Investment banking revenues increased 14% to $717 million in the nine months ended September 30, 2013 from the comparable period of 2012, primarily due to higher revenues from closed-end funds.

Trading.    Trading revenues increased 16% to $317 million in the quarter ended September 30, 2013 from the comparable period of 2012, primarily due to higher gains related to positions associated with certain employee deferred compensation plans and higher revenues from fixed income products. Trading revenues increased 5% to $838 million in the nine months ended September 30, 2013 from the comparable period of 2012, primarily due to higher revenues from fixed income products.

Commissions and Fees.    Commissions and fees revenues increased 6% to $507 million in the quarter ended September 30, 2013 from the comparable period of 2012, and increased 6% to $1,633 million in the nine months ended September 30, 2013 from the comparable period of 2012. The increase in both periods was primarily due to higher equity, mutual fund and alternatives activity.

Asset Management.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 6% to $1,900 million in the quarter ended September 30, 2013 from the comparable period of 2012 and increased 6% to $5,654 million in the nine months ended September 30, 2013 from the comparable period of 2012. The increase in both periods was primarily due to higher fee-based revenues, partially offset by lower revenues from the bank deposit program. The referral fees for deposits placed with Citi-affiliated depository institutions were $47 million and $100 million in the quarters ended September 30, 2013 and 2012, respectively, and $203 million and $280 million in the nine months ended September 30, 2013 and 2012, respectively.

Balances in the bank deposit program increased to $130 billion at September 30, 2013 from $118 billion at September 30, 2012. Deposits held by Company-affiliated FDIC-insured depository institutions were $94 billion at September 30, 2013 and $60 billion at September 30, 2012. As a result of the Company’s 100% ownership of the Wealth Management JV, the deposits held in non-affiliated depositories will transfer to the Company-affiliated depositories on an agreed-upon basis through June 2015.

Client assets in fee-based accounts increased to $652 billion and represented 36% of total client assets at September 30, 2013 compared with $536 billion and 32% at September 30, 2012, respectively. Total client asset balances increased to $1,825 billion at September 30, 2013 from $1,691 billion at September 30, 2012, primarily due to the impact of market conditions and net new asset inflows. Client asset balances in households with assets greater than $1 million increased to $1,372 billion at September 30, 2013 from $1,227 billion at September 30, 2012. Effective from the quarter ended March 31, 2013, client assets also include certain additional non-custodied assets as a result of the completion of the Wealth Management JV platform conversion. Fee-based client asset flows for the quarter ended September 30, 2013 were $15.0 billion compared with $6.8 billion in the quarter ended September 30, 2012.

Beginning January 1, 2013, the Company enhanced its definition of fee-based asset flows. Fee-based asset flows have been recast for all periods to include dividends, interest and client fees, and to exclude cash management related activity.

Net Interest.

Net interest increased 24% to $493 million in the quarter ended September 30, 2013 from the comparable period of 2012. Net interest increased 15% to $1,352 million in the nine months ended September 30, 2013 from the comparable period of 2012. The increase in both periods was primarily due to higher revenues from PLA non-purpose securities-based lending products, mortgages and lower interest expense in 2013 relating to the Company’s redemption of all of the Class A Preferred Interests owned by Citi and its affiliates, in connection with the Company’s acquisition of 100% of ownership of the Wealth Management JV effective in the second quarter of 2013. The loans and lending commitments in the Company’s Wealth Management business segment have grown in the quarter ended September 30, 2013, and the Company expects this trend to continue. See “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part I, Item 3, herein.

Other.

Other revenues were $75 million and $279 million in the quarter and nine months ended September 30, 2013, respectively, a decrease of 4% and an increase of 30%, respectively, from the comparable periods of 2012. The increase in the nine months ended September 30, 2013 was primarily due to a gain on sale of the global stock plan business.

Non-interest Expenses.

Non-interest expenses decreased 5% and 1% in the quarter and nine months ended September 30, 2013, respectively, from the comparable periods of 2012. Compensation and benefits expenses increased 2% and 4% in the quarter and nine months ended September 30, 2013, respectively, from the comparable periods of 2012, primarily due to higher compensable revenues. Non-compensation expenses decreased 21% and 12% in the quarter and nine months ended September 30, 2013, respectively, from the comparable periods of 2012, primarily driven by the absence of platform integration costs. Professional services expenses decreased 22% and 20% in the quarter and nine months ended September 30, 2013, respectively, from the comparable periods of 2012, primarily due to the absence of costs related to the purchase of the 14% interest in the Wealth Management JV in the prior year. Other expenses decreased 29% and 18% in the quarter and nine months ended September 30, 2013, respectively, from the comparable periods of 2012, primarily due to non-recurring technology write offs.

Discontinued Operations.

On April 2, 2012, the Company completed the sale of Quilter, its retail wealth management business in the U.K., resulting in a pre-tax gain of $108 million for the nine months ended September 30, 2012 in the Wealth Management business segment. The results of Quilter are reported as discontinued operations for all periods presented. See Notes 1 and 21 to the condensed consolidated financial statements.

INVESTMENT MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in millions)
Revenues:
Investment banking	$1	$4	$7	$12
Trading	(21)	(17)	26	(26)
Investments	387	212	715	360
Asset management, distribution and administration fees	450	437	1,378	1,256
Other	11	(1)	25	39

Total non-interest revenues	828	635	2,151	1,641

Interest income	2	2	7	7
Interest expense	2	6	12	28

Net interest	—	(4)	(5)	(21)

Net revenues	828	631	2,146	1,620

Compensation and benefits	332	241	888	673
Non-compensation expenses	196	192	611	578

Total non-interest expenses	528	433	1,499	1,251

Income from continuing operations before income taxes	300	198	647	369
Provision for income taxes	101	44	191	88

Income from continuing operations	199	154	456	281

Discontinued operations:
Gain from discontinued operations	8	12	9	13
Provision for income taxes	—	—	—	—

Net gain from discontinued operations	8	12	9	13

Net income	207	166	465	294
Net income applicable to nonredeemable noncontrolling interests	64	50	136	138

Net income applicable to Morgan Stanley	$143	$116	$329	$156

Amounts applicable to Morgan Stanley:
Income from continuing operations	$135	$104	$320	$143
Net gain from discontinued operations	8	12	9	13

Net income applicable to Morgan Stanley	$143	$116	$329	$156

Statistical Data.

The Investment Management business segment’s period-end and average assets under management or supervision were as follows:

	At September 30,		Average For The Three Months Ended September 30,		Average for the Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
	(dollars in billions)
Assets under management or supervision by asset class:
Traditional Asset Management:
Equity	$133	$117	$129	$114	$128	$113
Fixed income	58	57	58	57	61	58
Liquidity	110	102	108	96	103	84
Alternatives(1)	30	27	29	27	28	26

Total Traditional Asset Management	331	303	324	294	320	281

Real Estate Investing	20	19	20	19	20	19

Merchant Banking	9	9	9	9	9	9

Total assets under management or supervision	$360	$331	$353	$322	$349	$309

Share of minority stake assets(2)	$6	$5	$6	$5	$6	$5

(1)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.
(2)	Amounts represent the Investment Management business segment’s proportional share of assets managed by entities in which it owns a minority stake.

Activity in the Investment Management business segment’s assets under management or supervision during the quarters and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in billions)
Balance at beginning of period	$347	$311	$338	$287
Net flows by asset class:
Traditional Asset Management:
Equity	—	(2)	—	(2)
Fixed income	(3)	(3)	(3)	(4)
Liquidity	4	16	10	29
Alternatives(1)	1	—	2	1

Total Traditional Asset Management	2	11	9	24

Real Estate Investing	—	—	(1)	—

Merchant Banking	—	—	1	—

Total net flows	2	11	9	24
Net market appreciation	11	9	13	20

Total net increase	13	20	22	44

Balance at end of period	$360	$331	$360	$331

(1)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.

Trading.    The Company recognized losses of $21 million and gains of $26 million in the quarter and nine months ended September 30, 2013, respectively, compared with losses of $17 million and $26 million in the quarter and nine months ended September 30, 2012, respectively. Trading results in the nine months ended September 30, 2013, primarily reflected gains related to certain consolidated real estate funds sponsored by the Company. Trading results in the quarters ended September 30, 2013 and 2012 and the nine months ended September 30, 2012, primarily reflected losses related to certain consolidated real estate funds sponsored by the Company, as well as losses on hedges on certain investments.

Investments.    The Company recorded net investment gains of $387 million and $715 million in the quarter and nine months ended September 30, 2013, respectively, compared with gains of $212 million and $360 million in the quarter and nine months ended September 30, 2012, respectively. The increase in the quarter and nine months ended September 30, 2013 was primarily related to higher net investment gains predominantly within the Company’s Merchant Banking and Real Estate Investing businesses. Results in the quarter and nine months ended September 30, 2013 also included the benefit of carried interest. Results in all periods included gains on certain investments associated with the Company’s employee deferred compensation and co-investment plans.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 3% to $450 million and 10% to $1,378 million in the quarter and nine months ended September 30, 2013, respectively. The increase primarily reflected higher management and administration revenues, primarily due to higher average assets under management and higher performance fees.

The Company’s assets under management increased $29 billion from $331 billion at September 30, 2012 to $360 billion at September 30, 2013, reflecting market appreciation and positive net flows. The Company recorded net inflows of $2 billion and $9 billion in the quarter and nine months ended September 30, 2013, respectively, primarily reflecting net customer inflows in liquidity funds, partially offset by net customer outflows in fixed income funds. The Company recorded net customer inflows of $11 billion and $24 billion in the quarter and nine months ended September 30, 2012, respectively, which included approximately $4.5 billion and $8.8 billion, respectively, related to the conversion of Wealth Management JV client money fund holdings from third party managers into Morgan Stanley managed funds.

Other.    Other revenues were $11 million and $25 million in the quarter and nine months ended September 30, 2013, respectively, as compared with Other losses of $1 million and Other revenues of $39 million in the comparable periods of 2012, respectively. The results in the quarter and nine months ended September 30, 2013 included gains associated with the Company’s minority investments in Avenue Capital Group, a New York-based investment manager, and Lansdowne Partners, a London-based investment manager. The results in the nine months ended September 30, 2012 included gains associated with the expiration of a lending facility to a real estate fund sponsored by the Company.

Non-interest Expenses.    Non-interest expenses were $528 million and $1,499 million in the quarter and nine months ended September 30, 2013, respectively, as compared with $433 million and $1,251 million in the comparable periods of 2012, respectively. Compensation and benefits expenses increased 38% and 32% in the quarter and nine months ended September 30, 2013, respectively, primarily due to higher net revenues. Non-compensation expenses increased 2% and 6% in the quarter and nine months ended September 30, 2013, respectively, primarily due to higher brokerage and clearing and professional services expenses, partially offset by lower information processing expenses.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests are primarily related to the consolidation of certain real estate funds sponsored by the Company. Investment gains associated with these consolidated funds were $81 million and $122 million in the quarter and nine months ended September 30, 2013, respectively, compared with gains of $62 million and $163 million in the quarter and nine months ended September 30, 2012, respectively.

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

Other Matters.

Real Estate.

The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner. The Company’s real estate investments at September 30, 2013 and December 31, 2012 are described below. Such amounts exclude investments associated with certain employee deferred compensation and co-investment plans.

At September 30, 2013 and December 31, 2012, the condensed consolidated statements of financial condition included amounts representing real estate investment assets of condensed consolidated subsidiaries of approximately $2.2 billion in both periods, including noncontrolling interests of approximately $1.7 billion and $1.8 billion, respectively, for a net amount of $0.4 billion in both periods. This net presentation is a non-GAAP financial measure that the Company considers to be a useful measure for the Company and investors to use in assessing the Company’s net exposure. In addition, the Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to real estate investments of $0.4 billion at September 30, 2013.

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

It is likely that the remainder of 2013 and subsequent years will see further material changes in the way major financial institutions are regulated in both the U.S. and other markets in which the Company operates, although it remains difficult to predict the exact impact these changes will have on the Company’s business, financial condition, results of operations and cash flows for a particular future period.

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

Level 3 Assets and Liabilities.    The Company’s Level 3 assets before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $17.9 billion and $20.4 billion at September 30, 2013 and December 31, 2012, respectively, and represented approximately 5% and 6% at September 30, 2013 and December 31, 2012, respectively, of the assets measured at fair value (approximately 2% and 3% of total assets at September 30, 2013 and December 31, 2012, respectively). Level 3 liabilities before the impact of cash collateral and counterparty netting across the levels of the fair value hierarchy were $6.6 billion and $7.7 billion at September 30, 2013 and December 31, 2012, respectively, and represented approximately 3% and 4% of the Company’s liabilities measured at fair value, at September 30, 2013 and December 31, 2012, respectively. During the quarters ended September 30, 2013 and 2012, Net derivative and other contracts categorized as Level 3 had net losses of approximately $0.3 billion and $1.3 billion, respectively. During the nine months ended September 30, 2013 and 2012, Net derivative and other contracts categorized as Level 3 had net losses of approximately $1.0 billion and $1.9 billion, respectively. See Note 4 to the condensed consolidated financial statements for further information about changes in Level 3 assets and liabilities.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.    At September 30, 2013, certain of the Company’s assets were measured at fair value on a non-recurring basis, primarily relating to loans, other investments, premises, equipment and software costs, and intangible assets. The Company incurs losses or gains for any adjustments of these assets to fair value. A downturn in market conditions could result in impairment charges in future periods.

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

Goodwill and Intangible Assets.

Goodwill.    The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level, which is generally at the level of or one level below its business segments. Goodwill no longer retains its association with a particular acquisition once it has been assigned to a reporting unit. As such, all of the activities of a reporting unit, whether acquired or organically developed, are available to support the value of the goodwill. For both the annual and interim tests, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if the Company concludes otherwise, then it is required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques the Company believes market participants would use for each of the reporting units. The estimated fair values are generally determined utilizing methodologies that incorporate price-to-book and price-to-earnings multiples of certain comparable companies. The Company also utilizes a discounted cash flow methodology for certain reporting units. At July 1, 2013 and December 31, 2012, each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value.

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

The tables below summarize total assets for the Company’s business segments at September 30, 2013 and December 31, 2012:

	At September 30, 2013
	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$25,048	$32,016	$717	$57,781
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	34,970	2,422	—	37,392
Trading assets	267,148	1,817	4,693	273,658
Securities available for sale	—	46,866	—	46,866
Securities received as collateral(2)	16,042	—	—	16,042
Federal funds sold and securities purchased under agreements to resell(2)	123,505	10,483	—	133,988
Securities borrowed(2)	138,700	469	—	139,169
Customer and other receivables(2)	35,041	21,966	703	57,710
Loans, net of allowance	14,989	22,745	—	37,734
Other assets(3)	20,233	10,372	1,278	31,883

Total assets(4)	$675,676	$149,156	$7,391	$832,223

	At December 31, 2012
	Institutional Securities(5)	Wealth Management(5)	Investment Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$33,370	$12,714	$820	$46,904
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	26,116	4,854	—	30,970
Trading assets	260,885	2,285	4,433	267,603
Securities available for sale	—	39,869	—	39,869
Securities received as collateral(2)	14,278	—	—	14,278
Federal funds sold and securities purchased under agreements to resell(2)	120,957	13,455	—	134,412
Securities borrowed(2)	121,302	399	—	121,701
Customer and other receivables(2)	39,362	24,161	765	64,288
Loans, net of allowance	12,078	16,968	—	29,046
Other assets(3)	19,701	10,860	1,328	31,889

Total assets(4)	$648,049	$125,565	$7,346	$780,960

(1)	Cash and cash equivalents include Cash and due from banks and Interest bearing deposits with banks.
(2)	Certain of these assets are included in secured financing assets (see “Secured Financing” herein).
(3)	Other assets include Other investments; Premises, equipment and software costs; Goodwill; Intangible assets; and Other assets.
(4)	Total assets include Global Liquidity Reserves of $198 billion and $182 billion at September 30, 2013 and December 31, 2012, respectively.
(5)	On January 1, 2013, the International Wealth Management business was transferred from the Wealth Management business segment to the Equity division within the Institutional Securities business segment. Accordingly, prior period amounts have been recast to reflect the International Wealth Management business as part of the Institutional Securities business segment.

A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets increased to $832,223 million at September 30, 2013 from $780,960 million at December 31, 2012. The increase in total assets was primarily due to an increase in Securities borrowed and Cash and cash equivalents (see Notes 3 and 22 to the condensed consolidated financial statements).

The Company’s assets and liabilities are primarily related to transactions attributable to sales and trading and securities financing activities. At September 30, 2013, securities financing assets and liabilities were $371 billion and $340 billion, respectively. At December 31, 2012, securities financing assets and liabilities were $348 billion and $300 billion, respectively. Securities financing transactions include cash deposited with clearing organizations or segregated under federal and other regulations or requirements, repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received and customer and other receivables and payables. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Note 2 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K and Note 6 to the condensed consolidated financial statements). Securities sold under agreements to repurchase and Securities loaned were $172 billion at September 30, 2013 and averaged $176 billion and $178 billion during the quarter and nine months ended September 30, 2013, respectively. Securities purchased under agreements to resell and Securities borrowed were $273 billion at September 30, 2013 and averaged $285 billion and $287 billion during the quarter and nine months ended September 30, 2013, respectively. The Securities purchased under agreements to resell and Securities borrowed period end balance was lower than the average balances during the quarter and nine months ended September 30, 2013 due to a reduction in the Company’s requirements for collateral over the periods.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer-owned securities, and customer cash, which is segregated in accordance with regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage customers. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets were $16 billion and $14 billion at September 30, 2013 and December 31, 2012, respectively, recorded in accordance with accounting guidance for the transfer of financial assets that represented offsetting assets and liabilities for fully collateralized non-cash loan transactions.

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

At September 30, 2013, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its Liquidity Stress Tests.

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

Global Liquidity Reserve by Type of Investment.

The table below summarizes the Company’s Global Liquidity Reserve by type of investment:

At September 30, 2013
(dollars in billions)
Cash deposits with banks	$15
Cash deposits with central banks	39
Unencumbered highly liquid securities:
U.S. government obligations	72
U.S. agency and agency mortgage-backed securities	33
Non-U.S. sovereign obligations(1)	22
Investments in money market funds	—
Other investment grade securities	17

Global Liquidity Reserve	$198

(1)	Non-U.S. sovereign obligations are composed of unencumbered German, French, Dutch, U.K., Brazilian and Japanese government obligations.

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

Global Liquidity Reserve Held by Bank and Non-Bank Legal Entities.

The table below summarizes the Global Liquidity Reserve held by bank and non-bank legal entities:

			Average Balance(1)
	At September 30, 2013	At June 30, 2013	For the Three Months Ended September 30, 2013	For the Three Months Ended June 30, 2013
	(dollars in billions)
Bank legal entities:
Domestic	$80	$60	$76	$61
Foreign	4	4	4	4

Total Bank legal entities	84	64	80	65

Non-Bank legal entities:
Domestic(2)	81	78	83	86
Foreign	33	39	38	33

Total Non-Bank legal entities	114	117	121	119

Total	$198	$181	$201	$184

(1)	The Company calculates the average Global Liquidity Reserve based upon daily amounts.
(2)	The Parent held $60 billion at September 30, 2013, which averaged $58 billion for the quarter ended September 30, 2013.

The Global Liquidity Reserve at September 30, 2013 was higher than the preceding quarter primarily due to approximately $21 billion of deposits relating to customer accounts that were transferred to the Company’s depository institutions from Citi during the third quarter (see Note 3 to the condensed consolidated financial statements).

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

The Company utilizes shorter-term secured financing only for highly liquid assets and has established longer tenor limits for less liquid asset classes, for which funding may be at risk in the event of a market disruption. The Company defines highly liquid assets as those which are consistent with the standards of the Global Liquidity Reserve, and less liquid assets as those which do not meet these standards. At September 30, 2013, the weighted average maturity of the Company’s secured financing against less liquid assets was greater than 120 days. To further minimize the refinancing risk of secured financing for less liquid assets, the Company has established concentration limits to diversify its investor base and reduce the amount of monthly maturities for secured financing of less liquid assets. Furthermore, the Company obtains spare capacity, or term secured funding liabilities in excess of less liquid inventory, as an additional risk mitigant to replace maturing trades in the event that secured financing markets or our ability to access them become limited. Finally, in addition to the above risk management framework, the Company holds a portion of its Global Liquidity Reserve against the potential disruption to its secured financing capabilities.

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

The table below summarizes the Company’s short-term unsecured borrowings:

	At September 30, 2013	At December 31, 2012
	(dollars in millions)
Commercial paper	$54	$306
Other short-term borrowings	2,279	1,832

Total	$2,333	$2,138

Deposits.    The Company’s bank subsidiaries’ funding sources include time deposits, money market deposit accounts, demand deposit accounts, repurchase agreements, federal funds purchased, commercial paper and Federal Home Loan Bank advances. The vast majority of deposits in Morgan Stanley Bank, N.A.(“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (the “Subsidiary Banks”) are sourced from the Company’s retail brokerage accounts and are considered to have stable, low-cost funding characteristics. Concurrent with the acquisition of the remaining 35% stake in the Wealth Management JV, the deposit sweep agreement between Citi and the Company was terminated. During the quarter ended September 30, 2013, approximately $21 billion of deposits held by Citi relating to customer accounts were transferred to the Company’s depository institutions. At September 30, 2013, approximately $35 billion of deposits will be transferred to the Company’s depository institutions on an agreed upon basis through June 2015 (see Note 3 to the condensed consolidated financial statements).

Deposits were as follows:

	At September 30, 2013(1)	At December 31, 2012(1)
	(dollars in millions)
Savings and demand deposits(2)	$101,166	$80,058
Time deposits(3)	3,641	3,208

Total	$104,807	$83,266

(1)	Total deposits subject to FDIC insurance at September 30, 2013 and December 31, 2012 were $79 billion and $62 billion, respectively.
(2)	Amounts include non-interest bearing deposits of $1,037 million at December 31, 2012.
(3)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 4 to the condensed consolidated financial statements).

Senior Indebtedness.    At September 30, 2013, the aggregate outstanding carrying amount of the Company’s senior indebtedness was approximately $149 billion (including guaranteed obligations of the indebtedness of subsidiaries) compared with $158 billion at December 31, 2012. The decrease in the amount of senior indebtedness was primarily due to repayments of notes, net of new issuances of long-term borrowings.

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

Long-term borrowings at September 30, 2013 consisted of the following:

	Parent	Subsidiaries	Total
	(dollars in millions)
Due in 2013	$5,852	$805	$6,657
Due in 2014	22,487	606	23,093
Due in 2015	19,885	1,402	21,287
Due in 2016	21,235	2,013	23,248
Due in 2017	24,839	1,840	26,679
Thereafter	53,565	3,276	56,841

Total	$147,863	$9,942	$157,805

Long-Term Borrowing Activity for the Nine Months Ended September 30, 2013.    During the nine months ended September 30, 2013, the Company issued and reissued notes with a principal amount of approximately $25 billion. This amount included the Company’s issuance of $2.0 billion in 10 year subordinated debt on May 21, 2013, $3.7 billion in senior unsecured debt on April 25, 2013 and $4.5 billion in senior unsecured debt on February 25, 2013. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.3 years at September 30, 2013. During the nine months ended September 30, 2013, approximately $31 billion in aggregate long-term borrowings matured or were retired. Subsequent to September 30, 2013 and through October 31, 2013, the Company’s long-term borrowings (net of issuances) decreased by approximately $1.3 billion.

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

At October 31, 2013, the Parent’s and Morgan Stanley Bank, N.A.’s senior unsecured ratings were as set forth below:

	Parent			Morgan Stanley Bank, N.A.
	Short-Term Debt	Long-Term Debt	Rating Outlook	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Negative	—	—	—
Fitch Ratings, Inc.	F1	A	Stable	F1	A	Stable
Moody’s Investor Services, Inc.(1)	P-2	Baa1	Ratings Under Review	P-2	A3	Stable
Rating and Investment Information, Inc.	a-1	A	Negative	—	—	—
Standard & Poor’s Financial Services LLC(2)	A-2	A-	Negative	A-1	A	Negative

(1)	On August 22, 2013, Moody’s Investor Services, Inc. (“Moody’s”) placed the senior and subordinated debt ratings of the holding companies for the six largest U.S. banks on review as it continues to consider reducing its government (or systemic) support assumptions to reflect the impact of U.S. bank resolution policies. As part of this review, Moody’s placed the Company’s “Baa1” long-term senior, “Baa2” long-term subordinated, and “P-2” short-term on review for downgrade.
(2)	On June 11, 2013, Standard & Poor’s Financial Services LLC (“S&P”) announced that it continues to assess the degree to which it factors extraordinary government support into its ratings on non operating bank holding companies and was factoring that assessment into the negative outlooks on the non operating bank holding companies of the eight U.S. bank groups that S&P classifies as having high systematic importance. S&P’s negative outlook for Company’s issuer credit ratings reflects not only S&P’s continued assessment of extraordinary government support, but also the impact that yet-to-be-final regulations, particularly the Volcker Rule, could have on the Company’s business.

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

As noted in the table above, the long-term credit ratings on the Company by Moody’s and S&P are currently at different levels (commonly referred to as “split ratings”). The table below shows the future potential collateral amounts that could be called by counterparties or exchanges and clearing organizations in the event of the following credit rating scenarios for Moody’s and S&P at September 30, 2013:

Company Rating Scenario (Moody’s/S&P)	OTC Agreements	Other Agreements	Exchanges and Clearing Organizations
	(dollars in millions)
Baa1/BBB+	$451	$—	$—
Baa2/BBB	$3,547	$—	$—
Baa3/BBB-	$4,257	$288	$—

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

At September 30, 2013, the Company had approximately $1.4 billion remaining under its current share repurchase program out of the $6 billion authorized by the Board of Directors in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases by the Company are subject to regulatory approval.

In July 2013, the Company received no objection from the Federal Reserve to repurchase up to $500 million of the Company’s outstanding common stock under rules permitting annual capital distributions (12 Code of Federal Regulations 225.8, Capital Planning). Share repurchases are made pursuant to the share repurchase program previously authorized by the Company’s Board of Directors and is exercised from time to time through March 31, 2014, at prices the Company deems appropriate subject to various factors, including the Company’s capital position and market conditions. The share repurchases may be effected through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be suspended at any time (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2). During the quarter ended September 30, 2013, the Company repurchased approximately $123 million of the Company’s outstanding common stock as part of its share repurchase program.

Series E Preferred Stock.    On September 30, 2013, the Company issued 34,500,000 Depositary Shares, for an aggregate price of $862 million. Each Depositary Share represents a 1/1,000th interest in a share of perpetual Series E Fixed-to-Floating Rate Non-Cumulative Preferred Stock, $0.01 par value (“Series E Preferred Stock”). The Series E Preferred Stock is redeemable at the Company’s option, (i) in whole or in part, from time to time, on any dividend payment date on or after October 15, 2023 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as defined therein), in each case at a redemption price of $25,000 per share (equivalent to $25 per Depositary Share). The Series E Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series E Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $854 million (see Note 14 to the condensed consolidated financial statements).

The Board of Directors determines the declaration and payment of dividends on a quarterly basis. In October 2013, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05. In September 2013, the Company also announced that the Board of Directors declared a quarterly dividend of $255.56 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25556) and a quarterly dividend of $25.00 per share of Series C Non-Cumulative Non-Voting Perpetual Preferred Stock.

The following table sets forth the Company’s tangible common equity at September 30, 2013 and December 31, 2012 and average balances during the nine months ended September 30, 2013:

	Balance at		Average Balance(1)
	September 30, 2013	December 31, 2012	For the Nine Months Ended September 30, 2013
	(dollars in millions)
Common equity	$62,758	$60,601	$61,538
Preferred equity	2,370	1,508	1,593

Morgan Stanley shareholders’ equity	65,128	62,109	63,131
Junior subordinated debentures issued to capital trusts	4,812	4,827	4,821
Less: Goodwill and net intangible assets(2)	(10,098)	(7,587)	(8,571)

Tangible Morgan Stanley shareholders’ equity	$59,842	$59,349	$59,381

Common equity	$62,758	$60,601	$61,538
Less: Goodwill and net intangible assets(2)	(10,098)	(7,587)	(8,571)

Tangible common equity(3)	$52,660	$53,014	$52,967

(1)	The Company calculates its average balances based upon month-end balances.
(2)	The goodwill and net intangible assets deduction exclude mortgage servicing rights (net of disallowable mortgage servicing rights) of $7 million and $6 million at September 30, 2013 and December 31, 2012, respectively, and include only the Company’s share of the Wealth Management JV’s goodwill and intangible assets at each respective period (100% at September 30, 2013 and 65% at December 31, 2012) (see Note 3 to the condensed consolidated financial statements). The increase in goodwill and net intangible assets at September 30, 2013 from December 31, 2012 is primarily due to the purchase of the remaining 35% interest in the Wealth Management JV.
(3)	Tangible common equity, a non-GAAP financial measure, equals common equity less goodwill and net intangible assets as defined above. The Company views tangible common equity as a useful measure to investors because it is a commonly utilized metric and reflects the common equity deployed in the Company’s businesses.

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

The Company calculates its capital ratios and RWAs in accordance with the capital adequacy standards for financial holding companies adopted by the Federal Reserve. These standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. On January 1, 2013, the U.S. banking regulators’ rules to implement the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5”, became effective, which increased the capital requirements for securitizations and correlation trading within the Company’s trading book, as well as incorporated add-ons for stressed VaR and incremental risk requirements (“market risk capital framework amendment”). The Company’s Total, Tier 1 and Tier 1 common capital ratios and RWAs for quarters subsequent to the Basel 2.5 effective date were calculated under this revised framework. The Company’s Total, Tier 1 and Tier 1 common capital ratios and RWAs for quarters prior to the Basel 2.5 effective date have not been recalculated under the revised framework. RWAs reflect both on and off-balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations.

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

At September 30, 2013, the Company’s capital levels calculated under Basel I, inclusive of the market risk capital framework amendment, were in excess of well-capitalized levels with ratios of Tier 1 capital to RWAs of 15.3% and total capital to RWAs of 16.1% (6% and 10% being well-capitalized for regulatory purposes, respectively). The Company’s ratio of Tier 1 common capital to RWAs was 12.6% (5% under stressed conditions is the current minimum under the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) framework). Financial holding companies, including the Company, are subject to a Tier 1 leverage ratio defined by the Federal Reserve. Consistent with the Federal Reserve’s definition, the Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the period. At September 30, 2013, the Company was in compliance with the Federal Reserve’s Tier 1 leverage requirement with a Tier 1 leverage ratio of 7.3% (5% is the current well-capitalized standard for regulatory purposes).

The following table reconciles the Company’s total shareholders’ equity to Tier 1 common, Tier 1, Tier 2 and Total allowable capital as defined by the regulations issued by the Federal Reserve and presents the Company’s consolidated capital ratios at September 30, 2013 and December 31, 2012:

	At September 30, 2013	At December 31, 2012
	(dollars in millions)
Allowable capital
Common shareholders’ equity	$62,758	$60,601
Less: Goodwill	(6,591)	(6,650)
Less: Non-servicing intangible assets	(3,507)	(3,777)
Less: Net deferred tax assets	(3,592)	(4,785)
After-tax debt valuation adjustment	1,034	823
Other deductions	(1,406)	(1,418)

Tier 1 common capital	48,696	44,794

Qualifying preferred stock	2,370	1,508
Qualifying restricted core capital elements	7,837	8,058

Tier 1 capital	58,903	54,360

Qualifying subordinated debt and restricted core capital elements	3,722	2,783
Other qualifying amounts	289	197
Other deductions	(859)	(714)

Tier 2 capital	3,152	2,266

Total allowable capital	$62,055	$56,626

Risk-weighted assets(1)
Market risk	$135,629	$54,042
Credit risk	250,035	252,704

Total	$385,664	$306,746

Capital ratios
Total capital ratio(1)	16.1%	18.5%

Tier 1 common capital ratio(1)	12.6%	14.6%

Tier 1 capital ratio(1)	15.3%	17.7%

Tier 1 leverage ratio	7.3%	7.1%

(1)	Effective January 1, 2013, in accordance with the U.S. banking regulators’ rules the Company implemented the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5”, which increased the capital requirement for securitizations and correlation trading within the Company’s trading book as well as incorporated add-ons for stressed VaR and incremental risk requirements. Under the market risk capital framework amendment, total RWAs would have been approximately $424 billion at December 31, 2012. At December 31, 2012, the capital ratios would have been approximately as follows: Total capital ratio 13.4%, Tier 1 common capital ratio 10.6% and Tier 1 capital ratio 12.8%.

Capital Plans and Stress Tests.    In November 2011 the Federal Reserve issued a final rule regarding capital plans. The final rule requires large bank holding companies such as the Company to submit annual capital plans in order for the Federal Reserve to assess their systems and processes that incorporate forward-looking projections of revenues and losses to monitor and maintain their internal capital adequacy. The rule also requires that such companies receive no objection from the Federal Reserve before making a capital action.

In addition, the Dodd-Frank Act imposes stress test requirements on large bank holding companies, including the Company. In October 2012, the Federal Reserve issued its stress test final rule under the Dodd-Frank Act, which requires the Company to conduct semi-annual company-run stress tests. In July 2013, the Company submitted its 2013 semi-annual stress test to the Federal Reserve. The rule also subjects the Company to an annual supervisory stress test conducted by the Federal Reserve.

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

In September 2013, the Federal Reserve issued an interim final rule specifying how large bank holding companies, including the Company, should incorporate the U.S. Basel III capital standards into their 2014 capital plans and 2014 Dodd-Frank Act stress test projections. Among other things, the interim final rule requires large bank holding companies to project both Tier 1 Common capital ratio using the methodology currently in effect under existing capital guidelines and Common Equity Tier 1 under the U.S. Basel III capital standards inclusive of phase-in provisions.

Basel Capital Framework.    In December 2007, the U.S. banking regulators published final regulations incorporating the Basel II Accord, which requires internationally active U.S. banking organizations, as well as certain of their U.S. bank subsidiaries, to implement Basel II standards over the next several years. In July 2010, the Company began reporting its capital adequacy standards on a parallel basis to its regulators under Basel I and Basel II as part of a phased implementation of Basel II.

In December 2010, the Basel Committee reached an agreement on Basel III. In July 2013, the U.S. banking regulators issued the U.S. Basel III final rule. The U.S. Basel III final rule contains new capital standards that raise the capital requirements, strengthen counterparty credit risk capital requirements and replace the use of externally developed credit ratings with alternatives such as the Organisation for Economic Co-operation and Development’s country risk classifications. The U.S. Basel III final rule also requires certain banking organizations, including the Company, to maintain both a capital conservation buffer and, if deployed, a countercyclical capital buffer, above the minimum risk-based capital ratios. Failure to maintain such buffers will result in restrictions on the banking organization’s ability to make capital distributions and pay discretionary bonuses to executive officers. Under the U.S. Basel III final rule, the Company will be subject to a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 8% on a fully phased-in basis. In addition, the final rule provides that certain new items be deducted from Common Equity Tier 1 capital and certain Basel I deductions be modified. The majority of these capital deductions are subject to a phase-in schedule and will be fully phased-in by 2018. The Company will also be subject to a 2.5% Common Equity Tier 1 capital conservation buffer and, if deployed, up to a 2.5% Common Equity Tier 1 countercyclical buffer, on a fully phased-in basis by 2019. Under the U.S. Basel III final rule, unrealized gains and losses on available-for-sale securities will be reflected in Common Equity Tier 1 capital, subject to a phase-in schedule. The U.S. Basel III final rule also subjects certain banking organizations, including the Company, to a minimum supplementary leverage ratio of 3%. The calibration of the supplementary leverage ratio is broadly similar to the December 2010 version of the Basel III leverage ratio and includes off-balance sheet exposures in the denominator.

The Company and other large and internationally active U.S. banking organizations will become subject to the U.S. Basel III final rule beginning on January 1, 2014. Certain requirements in the U.S. Basel III final rule, including the new capital buffers, will be phased-in over several years. Pursuant to the U.S. Basel III final rule, existing trust preferred securities will be fully phased out of the Company’s Tier 1 capital by January 1, 2016. Thereafter, existing trust preferred securities that do not satisfy the U.S. Basel III final rule’s eligibility criteria for Tier 2 capital will be phased out of the Company’s regulatory capital by January 1, 2022.

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

The Company estimates its pro forma risk-based Common Equity Tier 1 capital ratio under the U.S. Basel III final rule to be approximately 10.8% as of September 30, 2013. This estimate is based on the Company’s current understanding of the U.S. Basel III final rule and other factors, including approvals of relevant advanced approach regulatory models. If the Company does not receive the model approvals, this could have a significant impact on its U.S. Basel III capital ratio estimates. The estimate may also be subject to change as the Company receives additional clarification and implementation guidance from regulators relating to the U.S. Basel III final rule and as the interpretation of the final rule evolves over time. In addition, the estimate may not be comparable with that of other financial services firms. The pro forma risk-based Common Equity Tier 1 capital ratio estimate is a non-GAAP financial measure that the Company considers to be a useful measure for evaluating compliance with new regulatory capital requirements that have not yet become effective. The pro forma risk-based Common Equity Tier 1 capital ratio estimate is based on shareholders’ equity, Common Equity Tier 1 capital, RWAs and certain other data inputs at September 30, 2013. This preliminary estimate is subject to risks and uncertainties that may cause actual results to differ materially and should not be taken as a projection of what the Company’s capital ratios, RWAs, earnings or other results will actually be at future dates. For a discussion of risks and uncertainties that may affect the future results of the Company, please see “Risk Factors” in Part I, Item 1A of the Form 10-K.

In July 2013, the U.S. banking regulators proposed a rule to implement enhanced supplementary leverage standards for bank holding companies (and their insured depository institutions subsidiaries) with at least $700 billion in total consolidated assets or $10 trillion in assets under custody. Under this proposal, a covered bank holding company would need to maintain a leverage buffer of Tier 1 capital of greater than 2% in addition to the 3% minimum (for a total of greater than 5%), in order to avoid limitations on capital distributions and discretionary bonus payments. This proposal would further establish a “well capitalized” threshold based on a supplementary leverage ratio of 6% for insured depository institution subsidiaries, including MSBNA and MSPBNA. If the proposal is adopted, its requirements would become effective on January 1, 2018 with public disclosure beginning in 2015.

Required Capital.

The Company’s required capital (“Required Capital”) estimation is based on the Required Capital Framework, an internal capital adequacy measure. This framework is a risk-based use-of-capital measure, which is compared with the Company’s regulatory capital to ensure the Company maintains an amount of risk-based going concern capital after absorbing potential losses from extreme stress events where applicable, at a point in time. The Company defines the difference between its regulatory capital and aggregate Required Capital as Parent capital. Average Tier 1 common capital, aggregate Required Capital and Parent capital for the quarter ended September 30, 2013 were approximately $48.3 billion, $38.1 billion and $10.2 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, organic growth, acquisitions and other capital needs.

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

The following table presents the business segments’ and Parent’s average Tier 1 common capital and average common equity for the quarter ended September 30, 2013 and the quarter ended June 30, 2013:

	September 30, 2013		June 30, 2013
	Average Tier 1 Common Capital	Average Common Equity	Average Tier 1 Common Capital	Average Common Equity
	(dollars in billions)
Institutional Securities(1)	$32.0	$37.0	$33.1	$38.3
Wealth Management	4.4	13.1	4.2	13.3
Investment Management	1.7	2.8	1.7	2.8
Parent capital(1)	10.2	9.2	8.1	7.1

Total	$48.3	$62.1	$47.1	$61.5

(1)	Average Parent capital increased from the quarter ended June 30, 2013 driven mainly by the Required Capital reduction in Institutional Securities due to lower RWAs.

Liquidity.

The Basel Committee has developed two standards intended for use in liquidity risk supervision, the Liquidity Coverage Ratio (“LCR”) and the Net Stable Funding Ratio (“NSFR”).

The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover net cash outflows arising from significant stress over 30 calendar days. This standard’s objective is to promote the short-term resilience of the liquidity risk profile of banks and bank holding companies. The Company is compliant with the Basel Committee’s version of the LCR.

The NSFR has a time horizon of one year and builds on traditional “net liquid asset” and “cash capital” methodologies used widely by internationally active banking organizations to provide a sustainable maturity structure of assets and liabilities. The NSFR is defined as the amount of available stable funding to the amount of required stable funding. This standard’s objective is to promote resilience over a longer time horizon. Under the Basel Committee’s proposal, the NSFR, including any revisions, will introduce a minimum standard by January 1, 2018.

In late October 2013, the U.S. banking regulators proposed a rule to implement the LCR in the United States (“U.S. LCR proposal”). The U.S. LCR proposal would apply to the Company and the Subsidiary Banks. The U.S. LCR proposal is more stringent in certain respects compared to the Basel Committee’s version of the LCR, and includes a generally narrower definition of high-quality liquid assets, a different methodology for calculating net cash outflows during the 30-day stress period as well as a shorter, two-year phase-in period that ends on December 31, 2016. The Company continues to evaluate the U.S. LCR proposal and its potential impact on the Company’s current liquidity and funding requirements.

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

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at September 30, 2013 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total at September 30, 2013
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$682	$7	$—	$1	$690
Investment activities	690	112	36	257	1,095
Primary lending commitments—investment grade(1)	11,384	13,934	34,859	504	60,681
Primary lending commitments—non-investment grade(1)	2,684	5,088	9,505	1,836	19,113
Secondary lending commitments(2)	68	32	20	16	136
Commitments for secured lending transactions	964	—	—	4	968
Forward starting reverse repurchase agreements and securities borrowing agreements(3)(4)	70,411	—	—	—	70,411
Commercial and residential mortgage-related commitments	1,254	40	309	818	2,421
Underwriting commitments	410	—	—	—	410
Other commitments	2,284	376	206	79	2,945

Total	$90,831	$19,589	$44,935	$3,515	$158,870

(1)	This amount includes $44.9 billion of investment grade and $10.8 billion of non-investment grade unfunded commitments accounted for as held for investment and $5.9 billion of investment grade and $5.1 billion of non-investment grade unfunded commitments accounted for as held for sale at September 30, 2013. The remainder of these lending commitments is carried at fair value.
(2)	These commitments are recorded at fair value within Trading assets and Trading liabilities in the condensed consolidated statements of financial condition (see Note 4 to the condensed consolidated financial statements).
(3)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to September 30, 2013 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and of the total amount at September 30, 2013, $66.5 billion settled within three business days.
(4)	The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $1.9 billion.

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

VaR Methodology, Assumptions and Limitations.

The Company estimates VaR using a model based on volatility adjusted historical simulation for general market risk factors and Monte Carlo simulation for name-specific risk in corporate shares, bonds, loans and related derivatives. The model constructs a distribution of hypothetical daily changes in the value of trading portfolios based on the following: historical observation of daily changes in key market indices or other market risk factors; and information on the sensitivity of the portfolio values to these market risk factor changes. The Company’s VaR model uses four years of historical data with a volatility adjustment to reflect current market conditions. The Company’s VaR for risk management purposes (“Management VaR”) is computed at a 95% level of confidence over a one-day time horizon, which is a useful indicator of possible trading losses resulting from adverse daily market moves. The Company’s 95%/one-day VaR corresponds to the unrealized loss in portfolio value that, based on historically observed market risk factor movements, would have been exceeded with a frequency of 5%, or five times in every 100 trading days, if the portfolio were held constant for one day.

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

The portfolio of positions used for the Company’s Management VaR differs from that used for its VaR that was determined by regulatory capital requirements (“Regulatory VaR”), as it contains certain positions which are excluded from Regulatory VaR. Examples include counterparty credit valuation adjustments, and loans that are carried at fair value and associated hedges. Additionally, the Company’s Management VaR excludes certain risks contained in its Regulatory VaR, such as hedges to counterparty exposures related to the Company’s own credit spread.

Table 1 below presents the Management VaR for the Company’s Trading portfolio, on a quarter-end, quarterly average and quarterly high and low basis. The Credit Portfolio is disclosed as a separate category from the Primary Risk Categories, and includes loans that are carried at fair value and associated hedges, as well as counterparty credit valuation adjustments and related hedges.

Trading Risks.

The table below presents the Company’s 95%/one-day Management VaR:

Table 1: 95% Management VaR	95%/One-Day VaR for the Quarter Ended September 30, 2013				95%/One-Day VaR for the Quarter Ended June 30, 2013
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$36	$37	$45	$33	$46	$46	$56	$39
Equity price	21	18	43	15	17	19	33	15
Foreign exchange rate	12	13	17	9	14	13	19	8
Commodity price	22	20	24	18	23	24	31	18
Less: Diversification benefit(1)(2)	(42)	(42)	N/A	N/A	(48)	(47)	N/A	N/A

Primary Risk Categories	$49	$46	$60	$42	$52	$55	$73	$51

Credit Portfolio	15	15	17	14	16	14	16	12
Less: Diversification benefit(1)(2)	(8)	(9)	N/A	N/A	(8)	(8)	N/A	N/A

Total Management VaR	$56	$52	$64	$47	$60	$61	$77	$56

(1)	Diversification benefit equals the difference between the total Management VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.
(2)	N/A–Not Applicable. The high and low VaR values for the total Management VaR and each of the component VaRs might have occurred on different days during the quarter, and therefore the diversification benefit is not an applicable measure.

The Company’s average Management VaR for the Primary Risk Categories for the quarter ended September 30, 2013 was $46 million compared with $55 million for the quarter ended June 30, 2013. This decrease was primarily driven by reduced risk in interest rate and credit spread products.

The average Credit Portfolio VaR for the quarter ended September 30, 2013 was $15 million compared with $14 million for the quarter ended June 30, 2013. This increase was driven by increased counterparty credit risk.

The average Total Management VaR for the quarter ended September 30, 2013 was $52 million compared with $61 million for the quarter ended June 30, 2013. This decrease was driven by the reduced risk in Primary Risk Categories.

Distribution of VaR Statistics and Net Revenues for the quarter ended September 30, 2013.

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

Primary Risk Categories.

As shown in Table 1, the Company’s average 95%/one-day Primary Risk Categories VaR for the quarter ended September 30, 2013 was $46 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Primary Risk Categories VaR for the quarter ended September 30, 2013, which was in a range between $42 million and $52 million for approximately 94% of the trading days during the quarter.

The histogram below shows the distribution of daily net trading revenues for the Company’s businesses that comprise the Primary Risk Categories for the quarter ended September 30, 2013. This excludes non-trading revenues of these businesses and revenues associated with the Company’s own credit risk. During the quarter ended September 30, 2013, the Company’s businesses that comprise the Primary Risk Categories experienced net trading losses on 9 days, of which no day was in excess of the 95%/one-day Primary Risk Categories VaR.

Total Trading—including the Primary Risk Categories and the Credit Portfolio.

As shown in Table 1, the Company’s average 95%/one-day Total Management VaR, which includes the Primary Risk Categories and the Credit Portfolio, for the quarter ended September 30, 2013 was $52 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Total Management VaR for the quarter ended September 30, 2013, which was in a range between $47 million and $61 million for approximately 94% of trading days during the quarter.

The histogram below shows the distribution of daily net trading revenues for the Company’s Trading businesses for the quarter ended September 30, 2013. This excludes non-trading revenues of these businesses and revenues associated with the Company’s own credit risk. During the quarter ended September 30, 2013, the Company experienced net trading losses on 7 days, of which no day was in excess of the 95%/one-day Management VaR.

Non-Trading Risks.

The Company believes that sensitivity analysis is an appropriate representation of the Company’s non-trading risks. Reflected below is this analysis, which covers substantially all of the non-trading risk in the Company’s portfolio.

Counterparty Exposure Related to the Company’s Own Spread.

The credit spread risk relating to the Company’s own mark-to-market derivative counterparty exposure is managed separately from VaR. The credit spread risk sensitivity of this exposure corresponds to an increase in value of approximately $5 million for each 1 basis point widening in the Company’s credit spread level for both September 30, 2013 and June 30, 2013.

Funding Liabilities.

The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $11 million for each 1 basis point widening in the Company’s credit spread level for both September 30, 2013 and June 30, 2013.

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

	September 30, 2013		June 30, 2013
	+100 Basis Points	+200 Basis Points	+100 Basis Points	+200 Basis Points
	(dollars in millions)
Impact on income from continuing operations before income taxes	$612	$1,003	$655	$1,099

Investments.

The Company makes investments in both public and private companies. These investments are predominantly equity positions with long investment horizons, the majority of which are for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net income associated with a 10% decline in investment values.

	10% Sensitivity
Investments	September 30, 2013	June 30, 2013
	(dollars in millions)
Investments related to Investment Management activities:
Hedge fund investments	$104	$102
Private equity and infrastructure funds	144	132
Real estate funds	146	138
Other investments:
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	163	143
Other Company investments	275	262

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

Lending Activities.

The Company provides loans to a variety of customers, from large corporate and institutional clients to high net worth individuals. In addition, the Company purchases loans in the secondary market. The table below summarizes the Company’s loans classified as loans held for investment and loans held for sale in Loans and loans carried at fair value in Trading assets in the condensed consolidated statements of financial condition at September 30, 2013. See Notes 4 and 8 to the condensed consolidated financial statements for further information.

	Institutional Securities Corporate Lending(1)	Institutional Securities Other(2)	Wealth Management(3)	Total
	(dollars in millions)
Commercial and industrial	$7,248	$1,521	$3,036	$11,805
Consumer loans	—	76	10,222	10,298
Residential real estate loans	—	1	8,779	8,780
Wholesale real estate loans	—	1,489	600	2,089

Loans held for investment, net of allowance	7,248	3,087	22,637	32,972

Loans held for sale	4,541	113	108	4,762

Loans held at fair value	3,856	9,606	—	13,462

Total loans	$15,645	$12,806	$22,745	$51,196

(1)	In addition to loans, at September 30, 2013, $55.7 billion of unfunded lending commitments were accounted for as held for investment, $11.0 billion of unfunded lending commitments were accounted for as held for sale and $13.1 billion of unfunded lending commitments were accounted for at fair value.
(2)	In addition to loans, at September 30, 2013, $0.9 billion of unfunded lending commitments were accounted for as held for investment and $1.6 billion of unfunded lending commitments were accounted for at fair value.
(3)	In addition to loans, at September 30, 2013, $3.9 billion of unfunded lending commitments were accounted for as held for investment and $0.1 billion of unfunded lending commitments were accounted for as held for sale.

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

The table below presents the Company’s credit exposure from its corporate lending positions and lending commitments, which are measured in accordance with the Company’s internal risk management standards at September 30, 2013. The “total corporate lending exposure” column includes funded and unfunded loans and lending commitments. Lending commitments represent legally binding obligations to provide funding to clients at September 30, 2013 for all lending transactions. Since commitments associated with these business activities may expire unused or may not be utilized to full capacity, they do not necessarily reflect the actual future cash funding requirements.

Corporate Lending Commitments and Funded Loans at September 30, 2013

	Years to Maturity				Total Corporate Lending Exposure(2)
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$859	$113	$121	$—	$1,093
AA	2,755	2,092	4,179	—	9,026
A	6,508	4,285	11,539	596	22,928
BBB	3,769	9,167	21,928	548	35,412

Investment grade	13,891	15,657	37,767	1,144	68,459
Non-investment grade	3,757	6,899	12,999	3,038	26,693

Total	$17,648	$22,556	$50,766	$4,182	$95,152

(1)	Obligor credit ratings are determined by the Credit Risk Management Department.
(2)	Total corporate lending exposure represents the Company’s potential loss assuming the market price of funded loans and lending commitments was zero.

At September 30, 2013, the aggregate amount of investment grade funded loans was $7.8 billion and the aggregate amount of non-investment grade funded loans was $7.6 billion. In connection with these corporate lending activities (which include corporate funded and unfunded loans and lending commitments), the Company had hedges (which include “single name,” “sector” and “index” hedges) with a notional amount of $10.5 billion related to the total corporate lending exposure of $95.2 billion at September 30, 2013.

“Event-Driven” Loans and Lending Commitments at September 30, 2013.

Included in the total corporate lending exposure amounts in the table above at September 30, 2013 were “event-driven” exposures of $13.7 billion composed of funded loans of $2.8 billion and lending commitments of $10.9 billion. Included in the “event-driven” exposure at September 30, 2013 were $7.6 billion of loans and lending commitments to non-investment grade borrowers. The maturity profile of the “event-driven” loans and lending commitments at September 30, 2013 was as follows: 61% will mature in less than 1 year, 8% will mature within 1 to 3 years, 21% will mature within 3 to 5 years and 10% will mature in over 5 years.

At September 30, 2013, $596 million of the Company’s “event-driven” loans were on a non-accrual basis; all other “event-driven” loans were current. These loans primarily are those the Company originated prior to the financial crisis in 2008 and was unable to sell or syndicate. For loans carried at fair value that are on non-accrual status, interest income is recognized on a cash basis.

Institutional Securities Other Lending Activities.    In addition to the primary corporate lending activity described above, the Institutional Securities business segment engages in other lending activity. These loans include corporate loans purchased in the secondary market, commercial and residential mortgage loans, asset-

backed loans and financing extended to equities and commodities customers. At September 30, 2013, approximately 99% of Institutional Securities Other lending activities held for investment were current; less than 1% were on non-accrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

Wealth Management Lending Activities.    The principal Wealth Management activities that result in credit risk to the Company include purpose and non-purpose securities-based lending, structured credit facilities and residential mortgage lending. During the quarter ended September 30, 2013, the loans and lending commitments in the Wealth Management business segment increased 7%, mainly due to growth in Portfolio Loan Account non-purpose securities-based lending products. At September 30, 2013, approximately 99% of the Wealth Management business segment’s loans held for investment portfolio were current. For a further discussion of the Company’s credit risks associated with Wealth Management business segment, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Global Wealth Management Group” in Part II, Item 7A of the Form 10-K.

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

The Company trades in a variety of credit derivatives and may either purchase or write protection on a single name or portfolio of referenced entities. In transactions referencing a portfolio of entities or securities, protection may be limited to a tranche of exposure or a single name within the portfolio. The Company is an active market maker in the credit derivatives markets. As a market maker, the Company works to earn a bid-offer spread on client flow business and manages any residual credit or correlation risk on a portfolio basis. Further, the Company uses credit derivatives to manage its exposure to residential and commercial mortgage loans and corporate lending exposures during the periods presented. The effectiveness of the Company’s CDS protection as a hedge of the Company’s exposures may vary depending upon a number of factors, including the contractual terms of the CDS.

The Company actively monitors its counterparty credit risk related to credit derivatives. A majority of the Company’s counterparties is comprised of banks, broker-dealers, insurance and other financial institutions. Contracts with these counterparties may include provisions related to counterparty rating downgrades, which may result in additional collateral being required by the Company. As with all derivative contracts, the Company considers counterparty credit risk in the valuation of its positions and recognizes credit valuation adjustments as appropriate within Trading in the condensed consolidated statements of income.

The following table summarizes the key characteristics of the Company’s credit derivative portfolio by counterparty at September 30, 2013. The fair values shown are before the application of any counterparty or cash collateral netting. For additional credit exposure information on the Company’s credit derivative portfolio, see Note 11 to the condensed consolidated financial statements.

	At September 30, 2013
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$42,048	$40,231	$1,817	$1,279,588	$1,245,630
Insurance and other financial institutions	7,537	7,275	262	293,618	329,531
Non-financial entities	86	70	16	3,698	2,625

Total	$49,671	$47,576	$2,095	$1,576,904	$1,577,786

(1)	The Company’s CDS are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 7% of receivable fair values and 5% of payable fair values represent Level 3 amounts (see Note 4 to the condensed consolidated financial statements).

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

The Company’s sovereign exposures consist of financial instruments entered into with sovereign and local governments. Its non-sovereign exposures comprise exposures to primarily corporations and financial institutions. The following table shows the Company’s significant non-U.S. country risk exposure except for select European countries (see the table in “Country Risk Exposure—Select European Countries” herein) at September 30, 2013. Index credit derivatives are included in the Company’s country risk exposure tables. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable/payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country which references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure column based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable/payable is reflected in the Net Inventory column based on the country of the underlying reference entity.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	Exposure Before Hedges	Hedges(4)	Net Exposure(5)
	(dollars in millions)
United Kingdom:
Sovereigns	$142	$13	$—	$—	$155	$(73)	$82
Non-sovereigns	1,142	12,180	1,700	5,252	20,274	(3,002)	17,272

Subtotal	$1,284	$12,193	$1,700	$5,252	$20,429	$(3,075)	$17,354

Japan:
Sovereigns	$4,998	$94	$—	$—	$5,092	$(11)	$5,081
Non-sovereigns	915	2,508	34	—	3,457	(77)	3,380

Subtotal	$5,913	$2,602	$34	$—	$8,549	$(88)	$8,461

Germany:
Sovereigns	$1,252	$786	$—	$—	$2,038	$(1,383)	$655
Non-sovereigns	(430)	4,100	988	4,209	8,867	(1,992)	6,875

Subtotal	$822	$4,886	$988	$4,209	$10,905	$(3,375)	$7,530

Brazil:
Sovereigns	$2,539	$—	$—	$—	$2,539	$—	$2,539
Non-sovereigns	42	313	1,143	214	1,712	(312)	1,400

Subtotal	$2,581	$313	$1,143	$214	$4,251	$(312)	$3,939

Canada:
Sovereigns	$450	$31	$—	$—	$481	$—	$481
Non-sovereigns	277	1,182	98	1,420	2,977	(206)	2,771

Subtotal	$727	$1,213	$98	$1,420	$3,458	$(206)	$3,252

(1)	Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, the Company transacts in these CDS positions to facilitate client trading. At September 30, 2013, gross purchased protection, gross written protection and net exposures related to single-name and index credit derivatives for those countries were $(209.7) billion, $207.9 billion and $(1.78) billion, respectively. For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” herein.
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) taking into consideration legally enforceable master netting agreements and collateral.
(3)	At September 30, 2013, the benefit of collateral received against counterparty credit exposure was $9.5 billion in the U.K., with 98% of collateral consisting of cash, U.S. and U.K. government obligations, and $14.6 billion in Germany with 97% of collateral consisting of cash and government obligations of France, Belgium and Netherlands. The benefit of collateral received against counterparty credit exposure in the three other countries totaled approximately $3.4 billion, with collateral primarily consisting of cash, U.S. and Japan government obligations. These amounts do not include collateral received on secured financing transactions.
(4)	Represents CDS hedges (purchased and sold) on net counterparty exposure and funded lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for the Company. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(5)	In addition, at September 30, 2013, the Company had exposure to these countries for overnight deposits with banks of approximately $8.2 billion.

Country Risk Exposure—Select European Countries.    In connection with certain of its Institutional Securities business segment activities, the Company has exposure to many foreign countries. During the quarter ended September 30, 2013, certain European countries, which include the European Peripherals and France, continued to experience challenges to their creditworthiness due to weakness in their economic and fiscal situations. The following table shows the Company’s exposure to the European Peripherals and France at September 30, 2013. Country exposure is measured in accordance with the Company’s internal risk management standards and includes obligations from sovereign and non-sovereigns, which includes governments, corporations, clearinghouses and financial institutions.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	CDS Adjustment(4)	Exposure Before Hedges	Hedges(5)	Net Exposure
	(dollars in millions)
Greece:
Sovereigns	$11	$49	$—	$—	$—	$60	$—	$60
Non-sovereigns	50	9	—	—	—	59	(44)	15

Subtotal	$61	$58	$—	$—	$—	$119	$(44)	$75

Ireland:
Sovereigns	$54	$2	$—	$—	$5	$61	$36	$97
Non-sovereigns	151	20	—	—	12	183	(7)	176

Subtotal	$205	$22	$—	$—	$17	$244	$29	$273

Italy:
Sovereigns	$733	$246	$—	$—	$498	$1,477	$(210)	$1,267
Non-sovereigns	243	466	270	964	97	2,040	(426)	1,614

Subtotal	$976	$712	$270	$964	$595	$3,517	$(636)	$2,881

Spain:
Sovereigns	$261	$8	$—	$—	$17	$286	$9	$295
Non-sovereigns	(284)	353	97	1,091	142	1,399	(358)	1,041

Subtotal	$(23)	$361	$97	$1,091	$159	$1,685	$(349)	$1,336

Portugal:
Sovereigns	$(209)	$(1)	$—	$—	$46	$(164)	$—	$(164)
Non-sovereigns	(65)	22	100	—	31	88	(4)	84

Subtotal	$(274)	$21	$100	$—	$77	$(76)	$(4)	$(80)

Sovereigns	$850	$304	$—	$—	$566	$1,720	$(165)	$1,555
Non-sovereigns	95	870	467	2,055	282	3,769	(839)	2,930

Total
European
Peripherals(6)	$945	$1,174	$467	$2,055	$848	$5,489	$(1,004)	$4,485

France(6):
Sovereigns	$(266)	$12	$—	$—	$34	$(220)	$(237)	$(457)
Non-sovereigns	(560)	3,117	199	2,021	133	4,910	(616)	4,294

Total France(6)	$(826)	$3,129	$199	$2,021	$167	$4,690	$(853)	$3,837

(1)	Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, the Company transacts in these CDS positions to facilitate client trading. At September 30, 2013, gross purchased protection, gross written protection and net exposures related to single-name and index credit derivatives for the European Peripherals were $(116.8) billion, $116.7 billion and $(0.1) billion, respectively. Gross purchased protection, gross written protection and net exposures related to single-name and index credit derivatives for France were $(81.8) billion, $80.4 billion and $(1.4) billion, respectively. For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” herein.

(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral.
(3)	At September 30, 2013, the benefit of collateral received against counterparty credit exposure was $3.8 billion in the European Peripherals with 93% of collateral consisting of cash and German government obligations and $5.7 billion in France with nearly all collateral consisting of cash and U.S. government obligations. These amounts do not include collateral received on secured financing transactions.
(4)	CDS adjustment represents credit protection purchased from European Peripherals’ banks on European Peripherals’ sovereign and financial institution risk or French banks on French sovereign and financial institution risk. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(5)	Represents CDS hedges (purchased and sold) on net counterparty exposure and funded lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for the Company. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(6)	In addition, at September 30, 2013, the Company had European Peripherals and French exposure for overnight deposits with banks of approximately $155 million and $87 million, respectively.

Industry Exposure—Corporate Lending and OTC Derivative Products.    The Company also monitors its credit exposure to individual industries for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivative contracts.

The following tables show the Company’s credit exposure from its primary corporate loans and lending commitments and OTC derivative products by industry at September 30, 2013:

Industry	Corporate Lending Exposure
(dollars in millions)
Energy	$12,165
Consumer discretionary	10,411
Utilities	9,958
Industrials	9,917
Healthcare	8,412
Telecommunications services	8,211
Consumer staples	8,095
Funds, exchanges and other financial services(1)	7,158
Information technology	5,990
Materials	4,817
Real Estate	4,430
Other	5,588

Total	$95,152

Industry	OTC Derivative Products(2)
(dollars in millions)
Banks and securities firms	$3,702
Utilities	3,564
Special purpose vehicles	2,262
Funds, exchanges and other financial services(1)	2,019
Regional governments	1,877
Healthcare	1,171
Industrials	1,026
Not-for-profit organizations	803
Sovereign governments	685
Consumer staples	525
Insurance	503
Other	1,856

Total	$19,993

(1)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.
(2)	For further information on derivative instruments and hedging activities, see Note 11 to the condensed consolidated financial statements.

Item 4.	Controls and Procedures.

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

	Three Months Ended September 30, 2013
	Average Weekly Balance	Interest	Annualized Average Rate

	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$111,974	$428	1.6%
Non-U.S.	102,620	66	0.3
Securities available for sale:
U.S.	44,639	111	1.0
Loans:
U.S.	36,276	281	3.1
Non-U.S.	472	18	15.5
Interest bearing deposits with banks:
U.S.	45,672	27	0.2
Non-U.S.	7,578	11	0.6
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	187,507	(45)	(0.1)
Non-U.S.	97,509	95	0.4
Other:
U.S.	59,561	166	1.1
Non-U.S.	20,317	153	3.1

Total	$714,125	$1,311	0.7%

Non-interest earning assets	117,002

Total assets	$831,127

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$98,522	$44	0.2%
Non-U.S.	244	—	—
Commercial paper and other short-term borrowings:
U.S.	976	1	0.4
Non-U.S.	1,375	3	0.9
Long-term debt:
U.S.	142,501	939	2.7
Non-U.S.	20,112	18	0.4
Trading liabilities(1):
U.S.	30,312	—	—
Non-U.S.	60,632	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	105,898	160	0.6
Non-U.S.	69,612	243	1.4
Other:
U.S.	100,462	(250)	(1.0)
Non-U.S.	40,597	42	0.4

Total	$671,243	$1,200	0.7

Non-interest bearing liabilities and equity	159,884

Total liabilities and equity	$831,127

Net interest income and net interest rate spread		$111	—%

(1)	Interest expense on Trading liabilities is reported as a reduction of Interest income on Trading assets.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended September 30, 2012
	Average Weekly Balance	Interest	Annualized Average Rate

	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$131,417	$544	1.7%
Non-U.S.	75,449	104	0.6
Securities available for sale:
U.S.	37,200	80	0.9
Loans:
U.S.	22,523	150	2.7
Non-U.S.	409	11	10.9
Interest bearing deposits with banks:
U.S.	24,580	30	0.5
Non-U.S.	9,712	14	0.6
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	170,363	(32)	(0.1)
Non-U.S.	104,363	96	0.4
Other:
U.S.	56,346	17	0.1
Non-U.S.	15,794	365	9.4

Total	$648,156	$1,379	0.9%

Non-interest earning assets	118,116

Total assets	$766,272

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$69,568	$46	0.3%
Non-U.S.	201	—	—
Commercial paper and other short-term borrowings:
U.S.	628	1	0.6
Non-U.S.	997	10	4.1
Long-term debt:
U.S.	158,623	1,233	3.2
Non-U.S.	7,687	23	1.2
Trading liabilities(1):
U.S.	41,735	—	—
Non-U.S.	49,516	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	98,793	203	0.8
Non-U.S.	57,513	250	1.8
Other:
U.S.	82,516	(450)	(2.2)
Non-U.S.	33,898	218	2.6

Total	$601,675	$1,534	1.0

Non-interest bearing liabilities and equity	164,597

Total liabilities and equity	$766,272

Net interest income and net interest rate spread		$(155)	(0.1)%

(1)	Interest expense on Trading liabilities is reported as a reduction of Interest income on Trading assets.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Nine Months Ended September 30, 2013
	Average Weekly Balance	Interest	Annualized Average Rate

	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$122,089	$1,504	1.6%
Non-U.S.	101,226	238	0.3
Securities available for sale:
U.S.	42,392	317	1.0
Loans:
U.S.	32,284	741	3.1
Non-U.S.	522	49	12.6
Interest bearing deposits with banks:
U.S.	30,683	57	0.2
Non-U.S.	7,716	32	0.6
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	188,057	(130)	(0.1)
Non-U.S.	98,894	343	0.5
Other:
U.S.	61,912	535	1.2
Non-U.S.	18,996	445	3.1

Total	$704,771	$4,131	0.8%

Non-interest earning assets	123,615

Total assets	$828,386

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$85,799	$126	0.2%
Non-U.S.	939	—	—
Commercial paper and other short-term borrowings:
U.S.	947	2	0.3
Non-U.S.	1,123	16	1.9
Long-term debt:
U.S.	152,684	2,781	2.4
Non-U.S.	14,388	53	0.5
Trading liabilities(1):
U.S.	33,844	—	—
Non-U.S.	61,083	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	106,192	554	0.7
Non-U.S.	71,441	817	1.5
Other:
U.S.	96,583	(842)	(1.2)
Non-U.S.	36,268	124	0.5

Total	$661,291	$3,631	0.7

Non-interest bearing liabilities and equity	167,095

Total liabilities and equity	$828,386

Net interest income and net interest rate spread		$500	0.1%

(1)	Interest expense on Trading liabilities is reported as a reduction of Interest income on Trading assets.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Nine Months Ended September 30, 2012
	Average Weekly Balance	Interest	Annualized Average Rate

	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$132,073	$1,710	1.7%
Non-U.S.	80,812	391	0.6
Securities available for sale:
U.S.	33,597	242	1.0
Loans:
U.S.	18,946	392	2.8
Non-U.S.	296	26	11.7
Interest bearing deposits with banks:
U.S.	26,635	43	0.2
Non-U.S.	11,404	52	0.6
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	176,065	(127)	(0.1)
Non-U.S.	107,460	350	0.4
Other:
U.S.	52,197	398	1.0
Non-U.S.	15,848	767	6.5

Total	$655,333	$4,244	0.9%

Non-interest earning assets	123,439

Total assets	$778,772

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$67,149	$136	0.3%
Non-U.S.	181	—	—
Commercial paper and other short-term borrowings:
U.S.	514	4	1.0
Non-U.S.	1,638	31	2.5
Long-term debt:
U.S.	165,487	3,539	2.9
Non-U.S.	7,169	58	1.1
Trading liabilities(1):
U.S.	37,580	—	—
Non-U.S.	52,839	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	97,719	617	0.8
Non-U.S.	58,850	828	1.9
Other:
U.S.	82,110	(1,285)	(2.1)
Non-U.S.	34,397	690	2.7

Total	$605,633	$4,618	1.0

Non-interest bearing liabilities and equity	173,139

Total liabilities and equity	$778,772

Net interest income and net interest rate spread		$(374)	(0.1)%

(1)	Interest expense on Trading liabilities is reported as a reduction of Interest income on Trading assets.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

The following tables set forth an analysis of the effect on net interest income of volume and rate changes:

	Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012
	Increase (decrease) due to change in:		Net Change
	Volume	Rate
	(dollars in millions)
Interest earning assets
Trading Assets:
U.S.	$(80)	$(36)	$(116)
Non-U.S.	37	(75)	(38)
Securities available for sale:
U.S.	16	15	31
Loans:
U.S.	92	39	131
Non-U.S.	2	5	7
Interest bearing deposits with banks:
U.S.	26	(29)	(3)
Non-U.S.	(3)	—	(3)
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	(3)	(10)	(13)
Non-U.S.	(6)	5	(1)
Other:
U.S.	—	149	149
Non-U.S.	104	(316)	(212)

Change in interest income	$185	$(253)	$(68)

Interest bearing liabilities
Deposits:
U.S.	$19	$(21)	$(2)
Commercial paper and other short-term borrowings:
U.S.	1	(1)	—
Non-U.S.	4	(11)	(7)
Long-term debt:
U.S.	(125)	(169)	(294)
Non-U.S.	37	(42)	(5)
Securities sold under agreements to repurchase and Securities loaned:
U.S.	15	(58)	(43)
Non-U.S.	53	(60)	(7)
Other:
U.S.	(99)	299	200
Non-U.S.	43	(219)	(176)

Change in interest expense	$(52)	$(282)	$(334)

Change in net interest income	$237	$29	$266

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

	Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading assets:
U.S.	$(129)	$(77)	$(206)
Non-U.S.	99	(252)	(153)
Securities available for sale:
U.S.	63	12	75
Loans:
U.S.	276	73	349
Non-U.S.	20	3	23
Interest bearing deposits with banks:
U.S.	7	7	14
Non-U.S.	(17)	(3)	(20)
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	(9)	6	(3)
Non-U.S.	(28)	21	(7)
Other:
U.S.	74	63	137
Non-U.S.	152	(474)	(322)

Change in interest income	$508	$(621)	$(113)

Interest bearing liabilities
Deposits:
U.S.	$38	$(48)	$(10)
Commercial paper and other short-term borrowings:
U.S.	3	(5)	(2)
Non-U.S.	(10)	(5)	(15)
Long-term debt:
U.S.	(274)	(484)	(758)
Non-U.S.	58	(63)	(5)
Securities sold under agreements to repurchase and Securities loaned:
U.S.	53	(116)	(63)
Non-U.S.	177	(188)	(11)
Other:
U.S.	(226)	669	443
Non-U.S.	38	(604)	(566)

Change in interest expense	$(143)	$(844)	$(987)

Change in net interest income	$651	$223	$874

Part II—Other Information.

Item 1.	Legal Proceedings.

In addition to the matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2013 (the “First Quarter Form 10-Q”) and June 30, 2013 (the “Second Quarter Form 10-Q”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

Residential Mortgage and Credit Crisis Related Matters.

Class Actions.

On September 6, 2013, plaintiffs in In re Morgan Stanley Mortgage Pass-Through Certificate Litigation filed a motion for class certification.

On August 30, 2013, plaintiffs in In re IndyMac Mortgage-Backed Securities Litigation filed a motion to expand the certified class to include the reinstated offerings.

Other Litigation.

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). The amended complaint was filed on October 22, 2012 and alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. The amended complaint also alleges that the securities’ offering materials contained misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. The court denied defendants’ motion to dismiss the Amended Complaint on August 22, 2013 and granted class certification on October 17, 2013. Plaintiffs claim damages of approximately $138.7 million, rescission, punitive damages, and interest.

On August 2, 2013, the court presiding in Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. denied the Company’s motion for an interlocutory appeal of its ruling on the Company’s motion to dismiss.

On October 16, 2013, the court presiding in Dexia SA/NV et al. v. Morgan Stanley, et al. granted the defendants’ motion to dismiss the amended complaint.

On October 14, 2013, the parties reached an agreement in principle to settle the Bayerische Landesbank, New York Branch v. Morgan Stanley, et al. litigation.

On August 16, 2013, defendants in Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. filed a notice of appeal concerning the court’s ruling that granted in part and denied in part the defendants’ motion to dismiss. Plaintiffs filed a notice of cross-appeal on August 26, 2013.

On August 16, 2013, the court presiding in Morgan Stanley Mortgage Loan Trust 2006-14SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor to Morgan Stanley Mortgage Capital Inc. granted in part and denied in part the Company’s motion to dismiss the complaint. On September 17, 2013, the Company filed its answer to the complaint. On September 26, 2013, and October 7, 2013, the Company and the plaintiffs, respectively, filed notices of appeal with respect to the court’s August 16, 2013 decision.

On August 1, 2013, the court in Federal Deposit Insurance Corporation as Receiver for Colonial Bank v. Citigroup Mortgage Loan Trust Inc. et al. granted plaintiff’s motion to remand the case to Alabama state court.

On September 12, 2013, plaintiffs in Asset Management Fund d/b/a AMF Funds et al. v. Morgan Stanley et al. filed a notice of appeal concerning the court’s decision granting in part and denying in part the defendants’ motion to dismiss. Defendants filed a notice of cross-appeal on September 26, 2013.

On October 2, 2013, the parties reached an agreement in principle to settle the Stichting Pensioenfonds ABP v. Morgan Stanley, et al. litigation.

On August 26, 2013, the Company filed a motion to dismiss the complaint in Federal Housing Finance Agency, as Conservator for the Federal Home Loan Mortgage Corporation, on behalf of the Trustee of the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 v. Morgan Stanley ABS Capital I, Inc.

On August 22, 2013, the Company a filed a motion to dismiss the complaint in Morgan Stanley Mortgage Loan Trust 2007-2AX, by U.S. Bank National Association, solely in its capacity as Trustee v. Morgan Stanley Mortgage Capital Holdings LLC, as successor-by-merger to Morgan Stanley Mortgage Capital Inc., and Greenpoint Mortgage Funding, Inc.

On September 11, 2013, the Company filed a motion to dismiss the summons with notice in Seagull Point, LLC, individually and on behalf of Morgan Stanley ABS Capital I Inc. Trust 2007 HE-5 v. WMC Mortgage Corp., et al. On October 4, 2013, plaintiff filed a complaint in the action. The complaint, filed in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), asserts claims for breach of contract and alleges, among other things, that the loans in the Trust, which had an original principal balance of approximately $1.19 billion, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents and compensatory damages, including damages of not less than $475 million plus expenses, interest and fees.

On August 5, 2013, Landesbank Baden-Württemberg and two affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Landesbank Baden-Württemberg et al. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $50 million. The complaint alleges causes of action against the Company for, among other things, common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission based upon mutual mistake, and seeks, among other things, rescission, compensatory damages, and punitive damages. On October 4, 2013, defendants filed a motion to dismiss the complaint.

On July 26, 2013, defendants in IKB International S.A. In Liquidation v. Morgan Stanley et al. filed a motion to dismiss the complaint.

On October 16, 2013, the Company filed a motion to dismiss the summons with notice in Federal Housing Finance Agency, as Conservator for the Federal Home Loan Mortgage Corporation, on behalf of the Trustee of the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC3 (MSAC 2007-NC3) v. Morgan Stanley Mortgage Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc.

On August 26, 2013, a complaint was filed against the Company and certain affiliates in the Supreme Court of NY, styled Phoenix Light SF Limited et al v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiffs, or their assignors, of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold to plaintiffs or their assignors by the Company was approximately $344 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud, negligent misrepresentation and rescission based on mutual mistake and seeks, among other things, compensatory damages, punitive damages or alternatively rescission or rescissionary damages associated with the purchase of such certificates

On August 16, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Incorporated, et al. filed a complaint against the Company and certain affiliates in the United States District Court for the District of Kansas. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $567 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the California Corporate Securities Law of 1968, and violations of the Kansas Blue Sky Law and seeks, among other things, rescissory and compensatory damages.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages.

Other Matters.

American International Group, Inc., together with certain of its subsidiaries and affiliates (collectively “AIG”), terminated a tolling agreement with the Company, which termination will be effective November 7, 2013, and may file a lawsuit against the Company related to AIG’s purchases of mortgage pass-through certificates sponsored or underwritten by the Company which were issued by securitization trusts containing residential loans. Between 2005 and 2007, the Company sponsored or underwrote approximately $3.7 billion of mortgage pass-through certificates purchased by AIG.

Matters Related to the CDS Market.

On October 16, 2013, the United States Judicial Panel on Multidistrict Litigation issued an order consolidating The Sheet Metal Workers Local No. 33 Cleveland District Pension Plan vs. Bank of America Corporation et al. and Unipension Fondsmaeglerselskab A/S. et al. v. Bank of America Corporation et al. actions, along with five additional actions, into a single proceeding in the SDNY styled In Re: Credit Default Swaps Antitrust Litigation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended September 30, 2013.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
(July 1, 2013—July 31, 2013)

Share Repurchase Program(A)	—	—	—	$1,560
Employee Transactions(B)	366,272	$25.39	—	—

Month #2
(August 1, 2013—August 31, 2013)

Share Repurchase Program(A)	1,525,000	$26.17	1,525,000	$1,520
Employee Transactions(B)	148,942	$26.37	—	—

Month #3
(September 1, 2013—September 30, 2013)

Share Repurchase Program(A)	3,005,811	$27.49	3,005,811	$1,438
Employee Transactions(B)	73,506	$28.19	—	—

Total

Share Repurchase Program(A)	4,530,811	$27.05	4,530,811	$1,438
Employee Transactions(B)	588,720	$25.99	—	—

(A)	On December 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $6 billion of the Company’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Company are subject to regulatory approval. In July 2013, the Company received no objection from the Federal Reserve to repurchase up to $500 million of the Company’s outstanding common stock under rules permitting annual capital distributions (12 Code of Federal Regulations 225.8, Capital Planning). For further information, see “Liquidity and Capital Resources—Capital Management” in Part I, Item 2.
(B)	Includes: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee and director stock compensation plans) who exercised options; (2) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; (3) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units, and (4) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset the cash payment for fractional shares. The Company’s employee and director stock compensation plans provide that the value of the shares withheld, delivered or attested shall be valued using the fair market value of the Company’s common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

Item 6.	Exhibits.

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
Paul C. Wirth Deputy Chief Financial Officer

Date: November 4, 2013

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended September 30, 2013

Exhibit No.	Description

3	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date (Exhibit 3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009), as amended by the Certificate of Elimination of Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (Exhibit 3.1 Morgan Stanley’s Current Report on Form 8-K dated July 20, 2011), as amended by the Certificate of Merger of Domestic Corporations dated December 29, 2011 (Exhibit 3.3 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2012), as amended by the Certificate of Designation of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E (Exhibit 2.5 to Morgan Stanley’s Registration Statement on Form 8-A dated September 27, 2013).

10.1	Third Amendment to Investor Agreement, dated October 3, 2013, between Morgan Stanley and Mitsubishi UFJ Financial Group, Inc.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated November 4, 2013, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition—September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Income—Three Months and Nine Months Ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income—Three Months and Nine Months Ended September 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Changes in Total Equity—Nine Months Ended September 30, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

E-1